Form 10-Q
period 2015-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2015-05-06
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

Hawaiian Electric Industries, Inc.	Large accelerated filer ☒	Hawaiian Electric Company, Inc.	Large accelerated filer ☐
	Accelerated filer ☐		Accelerated filer ☐
	Non-accelerated filer ☐		Non-accelerated filer ☒
	(Do not check if a smaller reporting company)		(Do not check if a smaller reporting company)
	Smaller reporting company ☐		Smaller reporting company ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding April 30, 2015
Hawaiian Electric Industries, Inc. (Without Par Value)	107,417,644 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	15,805,327 Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2015

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
1		Consolidated Statements of Income - three months ended March 31, 2015 and 2014
2		Consolidated Statements of Comprehensive Income - three months ended March 31, 2015 and 2014
3		Consolidated Balance Sheets - March 31, 2015 and December 31, 2014
4		Consolidated Statements of Changes in Shareholders’ Equity - three months ended March 31, 2015 and 2014
5		Consolidated Statements of Cash Flows - three months ended March 31, 2015 and 2014
Hawaiian Electric Company, Inc. and Subsidiaries
6		Consolidated Statements of Income - three months ended March 31, 2015 and 2014
6		Consolidated Statements of Comprehensive Income - three months ended March 31, 2015 and 2014
7		Consolidated Balance Sheets - March 31, 2015 and December 31, 2014
8		Consolidated Statements of Changes in Common Stock Equity - three months ended March 31, 2015 and 2014
9		Consolidated Statements of Cash Flows - three months ended March 31, 2015 and 2014
10		Notes to Consolidated Financial Statements
57	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
57		HEI consolidated
60		Electric Utilities
70		Bank
76	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
77	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
77	Item 1.	Legal Proceedings
78	Item 1A.	Risk Factors
78	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
78	Item 5.	Other Information
79	Item 6.	Exhibits
80	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2015

GLOSSARY OF TERMS

Terms	Definitions
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income/(loss)
ARO	Asset retirement obligation
ASB	American Savings Bank, F.S.B., a wholly-owned subsidiary of ASB Hawaii, Inc.
ASB Hawaii	ASB Hawaii, Inc. (formerly American Savings Holdings, Inc.), a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CIP CT-1	Campbell Industrial Park 110 MW combustion turbine No. 1
CIS	Customer Information System
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

Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
DBEDT	State of Hawaii Department of Business, Economic Development and Tourism
D&O	Decision and order
DG	Distributed generation
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOH	Department of Health of the State of Hawaii
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
DSM	Demand-side management
ECAC	Energy cost adjustment clause
EGU	Electrical generating unit
EIP	2010 Equity and Incentive Plan, as amended and restated
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

EPA	Environmental Protection Agency — federal
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974, as amended
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas

GLOSSARY OF TERMS, continued

Terms	Definitions
GNMA	Government National Mortgage Association
HCEI	Hawaii Clean Energy Initiative
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
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

HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
Hpower	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
IRP	Integrated resource planning
Kalaeloa	Kalaeloa Partners, L.P.
kW	Kilowatt/s (as applicable)
KWH	Kilowatthour/s (as applicable)
LTIP	Long-term incentive plan
LGD	Loss given default
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Merger
As provided in the Merger Agreement, merger of Merger Sub I with and into HEI, with HEI surviving, and then merger of HEI with and into Merger Sub II, with Merger Sub II surviving as a wholly owned subsidiary of NEE

Merger Agreement	Agreement and Plan of Merger by and among HEI, NEE, Merger Sub II and Merger Sub I, dated December 3, 2014
Merger Sub I	NEE Acquisition Sub II, Inc., a Delaware corporation and a wholly owned subsidiary of NEE
Merger Sub II	NEE Acquisition Sub I, LLC, a Delaware limited liability company and a wholly owned subsidiary of NEE
MOU	Memorandum of understanding
MW	Megawatt/s (as applicable)
NEE	NextEra Energy, Inc.
NII	Net interest income
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PUC	Public Utilities Commission of the State of Hawaii
PV	Photovaltaic
RAM	Rate adjustment mechanism
RBA	Revenue balancing account
RFP	Request for proposals
ROACE	Return on average common equity
RORB	Return on rate base
RPS	Renewable portfolio standards
SAR	Stock appreciation right
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
Spin-Off	The distribution to HEI shareholders of all of the common stock of ASB Hawaii immediately prior to the Merger
TDR	Troubled debt restructuring
Trust III	HECO Capital Trust III
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity

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

•
capacity and supply constraints or difficulties, especially if generating units (utility-owned or IPP-owned) fail or measures such as demand-side management (DSM), distributed generation (DG), combined heat and power or other firm capacity supply-side resources fall short of achieving their forecasted benefits or are otherwise insufficient to reduce or meet peak demand;

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

•	the ability of IPPs to deliver the firm capacity anticipated in their power purchase agreements (PPAs);

•	the potential that, as IPP contracts near the end of their terms, there may be less economic incentive for the IPPs to make investments in their units to ensure the availability of their units;

•	the ability of the Utilities to negotiate, periodically, favorable agreements for significant resources such as fuel supply contracts and collective bargaining agreements;

•	new technological developments that could affect the operations and prospects of HEI and ASB or their competitors;

•	new technological developments, such as the commercial development of energy storage and microgrids, that could affect the operations of the Utilities;

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

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands, except per share amounts)	2015	2014
Revenues
Electric utility	$573,442	$720,062
Bank	64,348	63,619
Other	72	68
Total revenues	637,862	783,749
Expenses
Electric utility	515,806	649,396
Bank	43,717	41,088
Other	8,833	4,051
Total expenses	568,356	694,535
Operating income (loss)
Electric utility	57,636	70,666
Bank	20,631	22,531
Other	(8,761)	(3,983)
Total operating income	69,506	89,214
Interest expense, net—other than on deposit liabilities and other bank borrowings	(19,100)	(19,456)
Allowance for borrowed funds used during construction	499	614
Allowance for equity funds used during construction	1,413	1,609
Income before income taxes	52,318	71,981
Income taxes	19,979	25,721
Net income	32,339	46,260
Preferred stock dividends of subsidiaries	473	473
Net income for common stock	$31,866	$45,787
Basic earnings per common share	$0.31	$0.45
Diluted earnings per common share	$0.31	$0.45
Dividends per common share	$0.31	$0.31
Weighted-average number of common shares outstanding	103,281	101,382
Net effect of potentially dilutive shares	286	783
Adjusted weighted-average shares	103,567	102,165

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2015	2014
Net income for common stock	$31,866	$45,787
Other comprehensive income, net of taxes:
Net unrealized gains on available-for-sale investment securities:
Net unrealized gains on available-for-sale investment securities arising during the period, net of tax benefits of $2,278 and $1,664 for the respective periods	3,451	2,520
Less: reclassification adjustment for net realized gains included in net income, net of taxes of nil and $1,132 for the respective periods	—	(1,715)
Derivatives qualified as cash flow hedges:
Less: reclassification adjustment to net income, net of tax benefits of $37 for both periods	59	59
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $3,486 and $1,796 for the respective periods	5,459	2,813
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $3,127 and $1,598 for the respective periods	(4,911)	(2,510)
Other comprehensive income, net of taxes	4,058	1,167
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$35,924	$46,954

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands)	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$292,168	$175,542
Accounts receivable and unbilled revenues, net	255,365	313,696
Available-for-sale investment securities, at fair value	590,648	550,394
Stock in Federal Home Loan Bank of Seattle, at cost	63,711	69,302
Loans receivable held for investment, net	4,401,504	4,389,033
Loans held for sale, at lower of cost or fair value	9,906	8,424
Property, plant and equipment, net of accumulated depreciation of $2,258,065 and $2,250,950 at the respective dates	4,190,835	4,148,774
Regulatory assets	905,589	905,264
Other	481,531	542,523
Goodwill	82,190	82,190
Total assets	$11,273,447	$11,185,142
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$167,784	$186,425
Interest and dividends payable	25,225	25,336
Deposit liabilities	4,751,328	4,623,415
Short-term borrowings—other than bank	30,500	118,972
Other bank borrowings	312,094	290,656
Long-term debt, net—other than bank	1,506,546	1,506,546
Deferred income taxes	640,778	633,570
Regulatory liabilities	351,712	344,849
Contributions in aid of construction	474,385	466,432
Defined benefit pension and other postretirement benefit plans liability	624,555	632,845
Other	456,338	531,230
Total liabilities	9,341,245	9,360,276
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 107,417,644 shares and 102,565,266 shares at the respective dates	1,624,549	1,521,297
Retained earnings	296,680	296,654
Accumulated other comprehensive loss, net of tax benefits	(23,320)	(27,378)
Total shareholders’ equity	1,897,909	1,790,573
Total liabilities and shareholders’ equity	$11,273,447	$11,185,142

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands, except per share amounts)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2014	102,565	$1,521,297	$296,654	$(27,378)	$1,790,573
Net income for common stock	—	—	31,866	—	31,866
Other comprehensive income, net of taxes	—	—	—	4,058	4,058
Issuance of common stock, net	4,853	103,252	—	—	103,252
Common stock dividends ($0.31 per share)	—	—	(31,840)	—	(31,840)
Balance, March 31, 2015	107,418	$1,624,549	$296,680	$(23,320)	$1,897,909
Balance, December 31, 2013	101,260	$1,488,126	$255,030	$(16,750)	$1,726,406
Net income for common stock	—	—	45,787	—	45,787
Other comprehensive income, net of taxes	—	—	—	1,167	1,167
Issuance of common stock, net	218	3,212	—	—	3,212
Common stock dividends ($0.31 per share)	—	—	(31,448)	—	(31,448)
Balance, March 31, 2014	101,478	$1,491,338	$269,369	$(15,583)	$1,745,124

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Three months ended March 31	2015	2014
(in thousands)
Cash flows from operating activities
Net income	$32,339	$46,260
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	45,865	43,181
Other amortization	1,362	1,609
Provision for loan losses	614	995
Loans receivable originated and purchased, held for sale	(79,070)	(46,998)
Proceeds from sale of loans receivable, held for sale	78,332	48,720
Increase in deferred income taxes	15,265	6,457
Excess tax benefits from share-based payment arrangements	(968)	(164)
Allowance for equity funds used during construction	(1,413)	(1,609)
Change in cash overdraft	—	(1,038)
Changes in assets and liabilities
Decrease in accounts receivable and unbilled revenues, net	58,331	22,352
Decrease (increase) in fuel oil stock	20,731	(34,260)
Increase in regulatory assets	(10,827)	(9,258)
Decrease in accounts, interest and dividends payable	(42,463)	(9,307)
Change in prepaid and accrued income taxes and utility revenue taxes	(61,397)	(19,474)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	123	(818)
Change in other assets and liabilities	19,826	(27,227)
Net cash provided by operating activities	76,650	19,421
Cash flows from investing activities
Available-for-sale investment securities purchased	(63,370)	(79,912)
Principal repayments on available-for-sale investment securities	28,486	15,597
Proceeds from sale of available-for-sale investment securities	—	79,564
Redemption of stock from Federal Home Loan Bank of Seattle	5,590	5,848
Net increase in loans held for investment	(12,524)	(37,887)
Proceeds from sale of real estate acquired in settlement of loans	606	1,429
Capital expenditures	(59,011)	(65,829)
Contributions in aid of construction	9,145	6,958
Other	3,281	—
Net cash used in investing activities	(87,797)	(74,232)
Cash flows from financing activities
Net increase in deposit liabilities	127,913	105,510
Net increase (decrease) in short-term borrowings with original maturities of three months or less	(88,472)	30,887
Net increase in retail repurchase agreements	21,451	141
Excess tax benefits from share-based payment arrangements	968	164
Net proceeds from issuance of common stock	104,468	3,054
Common stock dividends	(31,829)	(31,435)
Preferred stock dividends of subsidiaries	(473)	(473)
Other	(6,253)	(3,953)
Net cash provided by financing activities	127,773	103,895
Net increase in cash and cash equivalents	116,626	49,084
Cash and cash equivalents, beginning of period	175,542	220,036
Cash and cash equivalents, end of period	$292,168	$269,120
 The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands)	2015	2014
Revenues	$573,442	$720,062
Expenses
Fuel oil	176,806	286,300
Purchased power	136,007	164,916
Other operation and maintenance	104,002	88,606
Depreciation	44,243	41,603
Taxes, other than income taxes	54,748	67,971
Total expenses	515,806	649,396
Operating income	57,636	70,666
Allowance for equity funds used during construction	1,413	1,609
Interest expense and other charges, net	(16,325)	(15,723)
Allowance for borrowed funds used during construction	499	614
Income before income taxes	43,223	57,166
Income taxes	15,850	21,247
Net income	27,373	35,919
Preferred stock dividends of subsidiaries	229	229
Net income attributable to Hawaiian Electric	27,144	35,690
Preferred stock dividends of Hawaiian Electric	270	270
Net income for common stock	$26,874	$35,420

HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2015	2014
Net income for common stock	$26,874	$35,420
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $3,141 and $1,605 for the respective periods	4,933	2,519
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $3,127 and $1,598 for the respective periods	(4,911)	(2,510)
Other comprehensive income, net of taxes	22	9
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$26,896	$35,429

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	March 31, 2015	December 31, 2014
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,022	$52,299
Plant and equipment	6,066,523	6,009,482
Less accumulated depreciation	(2,189,090)	(2,175,510)
Construction in progress	164,851	158,616
Utility property, plant and equipment, net	4,094,306	4,044,887
Nonutility property, plant and equipment, less accumulated depreciation of $1,228 and $1,227 at respective dates	6,562	6,563
Total property, plant and equipment, net	4,100,868	4,051,450
Current assets
Cash and cash equivalents	8,120	13,762
Customer accounts receivable, net	124,995	158,484
Accrued unbilled revenues, net	109,494	137,374
Other accounts receivable, net	8,668	4,283
Fuel oil stock, at average cost	85,315	106,046
Materials and supplies, at average cost	58,607	57,250
Prepayments and other	43,355	66,383
Regulatory assets	102,745	71,421
Total current assets	541,299	615,003
Other long-term assets
Regulatory assets	802,844	833,843
Unamortized debt expense	8,216	8,323
Other	82,273	81,838
Total other long-term assets	893,333	924,004
Total assets	$5,535,500	$5,590,457
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 15,805,327 shares)	$105,388	$105,388
Premium on capital stock	578,933	578,938
Retained earnings	1,002,046	997,773
Accumulated other comprehensive income, net of income taxes-retirement benefit plans	67	45
Common stock equity	1,686,434	1,682,144
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,206,546	1,206,546
Total capitalization	2,927,273	2,922,983
Commitments and contingencies (Note 4)
Current liabilities
Short-term borrowings from non-affiliates	30,000	—
Accounts payable	138,509	163,934
Interest and preferred dividends payable	24,257	22,316
Taxes accrued	182,872	250,402
Regulatory liabilities	1,174	632
Other	65,989	65,146
Total current liabilities	442,801	502,430
Deferred credits and other liabilities
Deferred income taxes	596,984	602,872
Regulatory liabilities	350,538	344,217
Unamortized tax credits	82,037	79,492
Defined benefit pension and other postretirement benefit plans liability	587,165	595,395
Other	74,317	76,636
Total deferred credits and other liabilities	1,691,041	1,698,612
Contributions in aid of construction	474,385	466,432
Total capitalization and liabilities	$5,535,500	$5,590,457
 The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2014	15,805	$105,388	$578,938	$997,773	$45	$1,682,144
Net income for common stock	—	—	—	26,874	—	26,874
Other comprehensive income, net of taxes	—	—	—	—	22	22
Common stock dividends	—	—	—	(22,601)	—	(22,601)
Common stock issuance expenses	—	—	(5)	—	—	(5)
Balance, March 31, 2015	15,805	$105,388	$578,933	$1,002,046	$67	$1,686,434
Balance, December 31, 2013	15,429	$102,880	$541,452	$948,624	$608	$1,593,564
Net income for common stock	—	—	—	35,420	—	35,420
Other comprehensive income, net of taxes	—	—	—	—	9	9
Common stock dividends	—	—	—	(22,707)	—	(22,707)
Common stock issuance expenses	—	—	(3)	—	—	(3)
Balance, March 31, 2014	15,429	$102,880	$541,449	$961,337	$617	$1,606,283

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Three months ended March 31	2015	2014
(in thousands)
Cash flows from operating activities
Net income	$27,373	$35,919
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	44,243	41,603
Other amortization	689	1,621
Increase in deferred income taxes	15,132	20,344
Change in tax credits, net	2,576	2,032
Allowance for equity funds used during construction	(1,413)	(1,609)
Change in cash overdraft	—	(1,038)
Changes in assets and liabilities
Decrease in accounts receivable	29,104	8,804
Decrease in accrued unbilled revenues	27,880	12,260
Decrease (increase) in fuel oil stock	20,731	(34,260)
Increase in materials and supplies	(1,357)	(1,045)
Increase in regulatory assets	(10,827)	(9,258)
Decrease in accounts payable	(49,136)	(16,024)
Change in prepaid and accrued income taxes and revenue taxes	(63,696)	(47,526)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	110	(205)
Change in other assets and liabilities	(8,522)	(10,981)
Net cash provided by operating activities	32,887	637
Cash flows from investing activities
Capital expenditures	(54,358)	(64,462)
Contributions in aid of construction	9,145	6,958
Net cash used in investing activities	(45,213)	(57,504)
Cash flows from financing activities
Common stock dividends	(22,601)	(22,707)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(499)	(499)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	30,000	34,996
Other	(216)	(389)
Net cash provided by financing activities	6,684	11,401
Net decrease in cash and cash equivalents	(5,642)	(45,466)
Cash and cash equivalents, beginning of period	13,762	62,825
Cash and cash equivalents, end of period	$8,120	$17,359

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1 · Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in HEI’s and Hawaiian Electric’s Form 10-K for the year ended December 31, 2014.
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to fairly state the Company’s and Hawaiian Electric’s financial position as of March 31, 2015 and December 31, 2014, the results of its operations and its cash flows for the three months ended March 31, 2015 and 2014. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
Prior period financial statements reflect the retrospective application of Accounting Standards Update (ASU) No. 2014-01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects,” which was adopted as of January 1, 2015 and did not have a material impact on the Company’s financial condition or results of operations. See “Investments in qualified affordable housing projects” in Note 11.
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
The closing of the Merger is subject to various conditions, including, among others, (i) the approval of holders of 75%% of the outstanding shares of HEI common stock, (ii) effectiveness of the registration statement for the NEE common stock to be issued in the Initial Merger and the listing of such shares on the New York Stock Exchange, (iii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (iv) receipt of all required regulatory approvals from, among others, the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission and the Hawaii Public Utilities Commission, (v) the absence of any law or judgment in effect or pending in which a governmental entity has imposed or is seeking to impose a legal restraint that would prevent or make illegal the closing of the Merger, (vi) the absence of any material adverse effect with respect to either HEI or NEE, (vii) subject to certain exceptions, the accuracy of the representations and warranties of, and compliance with covenants by, each of the parties to the Merger Agreement, (viii) receipt by each of HEI and NEE of a tax opinion of its counsel regarding the tax treatment of the transactions contemplated by the Merger Agreement, (ix) effectiveness of the ASB Hawaii registration statement necessary to consummate the Spin-Off, and (x) the determination by each of HEI and NEE that, upon completion of the Spin-Off, HEI will no longer be a savings and loan holding company or be deemed to control ASB for purposes of the Home Owners' Loan Act. The Spin-Off will be subject to various conditions, including, among others, the approval of the Federal Reserve Board (FRB).

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
On March 26, 2015, NEE’s Form S-4, which registers NEE common stock expected to be issued in the Initial Merger, was declared effective. Also on March 26, 2015, HEI filed its special meeting proxy statement for the vote on the merger proposal and related matters, which meeting is scheduled for May 12, 2015. On March 30, 2015, ASB Hawaii filed its Form 10, the registration statement for ASB Hawaii shares expected to be distributed in the Spin-Off.
PUC application.  In January 2015, NEE and Hawaiian Electric filed an application with the PUC requesting approval of the proposed Merger of Hawaiian Electric. The application also requests modification of certain conditions agreed to by HEI and the PUC in 1982 for the merger and corporate restructuring of Hawaiian Electric, and confirmation that with approval of the Merger Agreement, the recommendations in the 1995 Dennis Thomas Report (resulting from a proceeding to review the relationship between HEI and Hawaiian Electric and any impact of HEI’s then diversified activities on the Utilities) will no longer be applicable. The application includes a commitment that, for at least four years following the completion of the transaction, Hawaiian Electric will not submit any applications seeking a general base rate increase and will forego recovery of the incremental operations and maintenance rate adjustment under decoupling during that period, which amounts to approximately $60 million in cumulative savings for customers, subject to certain exceptions and conditions, including that the following remain in effect:  the RBA tariff provisions, the Rate Base RAM, the Renewable Energy Infrastructure Program, and Renewable Energy Infrastructure Surcharge, the IRP/DSM Recovery tariff provisions, the ECAC tariff provisions, the PPA tariff provision and the Pension and OPEB tracker mechanism. Various parties, including governmental, environmental and commercial interests, have been allowed to intervene in the proceeding.  The PUC issued an initial procedural schedule governing the pre-filing of testimonies by the parties in the proceeding and the discovery on the pre-filed testimonies, and indicated the PUC will issue a further order concerning hearing dates and related matters after the Utilities and NEE file response testimonies on August 31, 2015.
Other requests.  On January 29, 2015, HEI submitted its application to the FERC requesting all necessary authorization to consummate the transactions contemplated by the Merger Agreement. The FERC issued its order authorizing the proposed merger on March 27, 2015.
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
Since the December 3, 2014 announcement of the merger agreement, eight purported class action complaints were filed in the Circuit Court of the First Circuit for the State of Hawaii by alleged stockholders of HEI against HEI, Hawaiian Electric (in one complaint), the individual directors of HEI, NEE and NEE's acquisition subsidiaries. The lawsuits are captioned as follows: Miller v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2531-12 KTN (December 15, 2014) (the Miller Action); Walsh v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2541-12 JHC (December 15, 2014) (the Walsh Action); Stein v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2555-12 KTN (December 17, 2014) (the Stein Action); Brown v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2643-12 RAN (December 30, 2014) (the Brown Action); Cohn v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2642-12 KTN (December 30, 2014) (the Cohn State Action); Guenther v. Watanabe, et al., Case No. 15-1-003-01 ECN (January 2, 2015) (the Guenther Action); Hudson v. Hawaiian Electric Industries, Inc., et al., Case No. 15-1-0013-01 JHC (January 5, 2015) (the Hudson Action); Grieco v. Hawaiian Electric Industries, Inc., et al., Case No. 15-1-0094-01 KKS (January 21, 2015) (the Grieco Action). On January 12, 2015, plaintiffs in the Miller Action, the Walsh Action, the Stein Action, the Brown Action, the Guenther Action, and the Hudson Action filed a motion to consolidate their actions and to appoint co-lead counsel. The Court held a hearing on this motion on February 13, 2015 and granted consolidation and appointment of co-lead counsel on March 6, 2015. On March 10, 2015, plaintiffs in the consolidated state action filed an amended complaint, and added J.P. Morgan Securities, LLC (JP Morgan), which was HEI’s financial advisor for the Merger, as a defendant. On March 17, 2015, plaintiffs in the consolidated state action moved for limited expedited discovery. After limited discovery, the parties in the consolidated state action stipulated and the Court ordered that the deadline for defendants to respond to the amended complaint is extended indefinitely.  On April 30, 2015, the Court consolidated the seven state actions under the caption, In re Consolidated HEI Shareholder Cases. On January 23, 2015, the Cohn State Action was voluntarily dismissed. Thereafter, the same alleged stockholder plaintiff filed a purported class action complaint in the United States District Court for the District of Hawaii against HEI, the individual directors of HEI, NEE and NEE's acquisition subsidiaries. The lawsuit is captioned as Cohn v. Hawaiian Electric Industries, Inc. et al., 15-cv-00029-JMS-KSC (January 27, 2015) (the Cohn Federal Action).
The actions allege, among other things, that members of HEI's Board breached their fiduciary duties in connection with the proposed transaction, and that the Merger Agreement involves an unfair price, was the product of an inadequate sales process, and contains unreasonable deal protection devices that purportedly preclude competing offers. The complaints further allege that HEI, NEE and/or its acquisition subsidiaries aided and abetted the purported breaches of fiduciary duty. The plaintiffs in these lawsuits seek, among other things, (i) a declaration that the Merger Agreement was entered into in breach of HEI's directors' fiduciary duties, (ii) an injunction enjoining the HEI Board from consummating the Merger, (iii) an order directing the HEI Board to exercise their duties to obtain a transaction which is in the best interests of HEI's stockholders, (iv) a rescission of the Merger to the extent that it is consummated, and/or (v) damages suffered as a result of the defendants' alleged actions. Plaintiffs in the consolidated state action also allege that JP Morgan had a conflict of interest in advising HEI because JP Morgan and its affiliates had business ties to and investments in NEE. The consolidated state action also alleges that the HEI board of directors violated its fiduciary duties by omitting material facts from the Registration Statement on Form S-4. In addition, the Cohn Federal Action alleges that the HEI board of directors violated its fiduciary duties and federal securities laws by omitting material facts from the Registration Statement on Form S-4.
HEI and Hawaiian Electric believe the allegations of the complaints are without merit and intend to defend these lawsuits vigorously.
Other matters. In January 2015, various clean energy and environmental groups filed a motion and applications with the PUC to delay consideration of the Company’s proposed Merger pending its decision on the Power Supply Improvement Plans, Distributed Generation Interconnection Plan, Integrated Demand Response Portfolio Plan, decoupling, and issues regarding customer-based distributed energy resources. The PUC issued its order on March 2, 2015, dismissing the motion and applications.
3 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended March 31, 2015
Revenues from external customers	$573,431	$64,348	$83	$637,862
Intersegment revenues (eliminations)	11	—	(11)	—
Revenues	573,442	64,348	72	637,862
Income (loss) before income taxes	43,223	20,631	(11,536)	52,318
Income taxes (benefit)	15,850	7,156	(3,027)	19,979
Net income (loss)	27,373	13,475	(8,509)	32,339
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	26,874	13,475	(8,483)	31,866
Assets (at March 31, 2015)	5,535,500	5,724,877	13,070	11,273,447

Three months ended March 31, 2014
Revenues from external customers	$720,056	$63,619	$74	$783,749
Intersegment revenues (eliminations)	6	—	(6)	—
Revenues	720,062	63,619	68	783,749
Income (loss) before income taxes	57,166	22,532	(7,717)	71,981
Income taxes (benefit)	21,247	8,133	(3,659)	25,721
Net income (loss)	35,919	14,399	(4,058)	46,260
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	35,420	14,399	(4,032)	45,787
Assets (at December 31, 2014)	5,590,457	5,566,222	28,463	11,185,142

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
4 · Electric utility segment

Revenue taxes. The Utilities’ revenues include amounts for the recovery of various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. However, the Utilities’ revenue tax payments to the taxing authorities in the period are based on the prior year’s billed revenues (in the case of public service company taxes and PUC fees) or on the current year’s cash collections from electric sales (in the case of franchise taxes). The Utilities included in the three months ended March 31, 2015 and 2014 approximately $51 million and $65 million, respectively, of revenue taxes in “revenues” and in “taxes, other than income taxes” expense.
Recent tax developments. The Utilities adopted the safe harbor guidelines with respect to network assets in 2011 and, in June 2013, the IRS released a revenue procedure relating to deductions for repairs of generation property, which provides some guidance (that is elective) for taxpayers that own steam or electric generation property. This guidance defines the relevant components of generation property to be used in determining whether such component expenditures should be deducted as repairs or capitalized and depreciated by taxpayers. The revenue procedure also provides an extrapolation methodology that could be used by taxpayers in determining deductions for prior years’ repairs without going back to the specific documentation of those years. The guidance does not provide specific methods for determining the repairs amount. Management intends to adopt a method consistent with this guidance in its 2014 tax return.
Unconsolidated variable interest entities.

HECO Capital Trust III.  HECO Capital Trust III (Trust III) was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to Hawaiian Electric, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by Hawaiian Electric in the principal amount of $31.5 million and issued by Hawaii Electric Light and Maui Electric each in the principal amount of $10 million, (iii) making distributions on these trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are currently redeemable at the issuer’s option without premium. The 2004 Debentures, together with the obligations of the Utilities under an expense agreement and Hawaiian Electric’s obligations under its trust guarantee and its guarantee of the obligations of Hawaii Electric Light and Maui Electric under their respective debentures, are the sole assets of Trust III. Taken together, Hawaiian Electric’s obligations under the Hawaiian Electric debentures, the Hawaiian Electric indenture, the subsidiary guarantees, the trust agreement, the expense agreement and trust guarantee provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of amounts due on the Trust Preferred Securities. Trust III has at all times been an unconsolidated subsidiary of Hawaiian Electric. Since Hawaiian Electric, as the holder of 100% of the trust common securities, does not absorb the majority of the variability of Trust III, Hawaiian Electric is not the primary beneficiary and does not consolidate Trust III in accordance with accounting rules on the consolidation of VIEs. Trust III’s balance sheets as of March 31, 2015 and December 31, 2014 each consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for the three months ended March 31, 2015 and 2014 each consisted of $0.8 million of interest income received from the 2004 Debentures; $0.8 million of distributions to holders of the Trust Preferred Securities; and $25,000 of common dividends on the trust common securities to Hawaiian Electric. As long as the 2004 Trust Preferred Securities are outstanding, Hawaiian Electric is not entitled to receive any funds from Trust III other than pro-rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by Hawaiian Electric in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event any of the Utilities elect to defer payment of interest on any of their respective 2004 Debentures, then Hawaiian Electric will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.
Power purchase agreements.  As of March 31, 2015, the Utilities had six purchase power agreements (PPAs) for firm capacity and other PPAs with smaller IPPs and Schedule Q providers (i.e., customers with cogeneration and/or small power production facilities with a capacity of 100 kilowatts (kWs) or less who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs. Approximately 90% of the firm capacity is purchased from AES Hawaii, Inc. (AES Hawaii), Kalaeloa Partners, L.P. (Kalaeloa), Hamakua Energy Partners, L.P. (HEP) and HPOWER. Purchases from all IPPs were as follows:

	Three months ended March 31
(in millions)	2015	2014
AES Hawaii	$34	$33
Kalaeloa	44	67
HEP	11	12
HPOWER	16	16
Other IPPs	31	37
Total IPPs	$136	$165

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
Pursuant to the current accounting standards for VIEs, Hawaiian Electric is deemed to have a variable interest in Kalaeloa by reason of the provisions of Hawaiian Electric’s PPA with Kalaeloa. However, management has concluded that Hawaiian Electric is not the primary beneficiary of Kalaeloa because Hawaiian Electric does not have the power to direct the activities that most significantly impact Kalaeloa’s economic performance nor the obligation to absorb Kalaeloa’s expected losses, if any, that could potentially be significant to Kalaeloa. Thus, Hawaiian Electric has not consolidated Kalaeloa in its consolidated financial statements. A significant factor affecting the level of expected losses Hawaiian Electric could potentially absorb is the fact that Hawaiian Electric’s exposure to fuel price variability is limited to the remaining term of the PPA as compared to the facility’s remaining useful life. Although Hawaiian Electric absorbs fuel price variability for the remaining term of the PPA, the PPA does not currently expose Hawaiian Electric to losses as the fuel and fuel related energy payments under the PPA have been approved by the PUC for recovery from customers through base electric rates and through Hawaiian Electric’s ECAC to the extent the fuel and fuel related energy payments are not included in base energy rates. As of March 31, 2015, Hawaiian Electric’s accounts payable to Kalaeloa amounted to $13 million.
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

Updates. On August 27, 2014, Chevron Products Company (Chevron) and Hawaiian Electric entered into a first amendment of their Low Sulfur Fuel Oil Supply Contract, which was approved by the PUC in March 2015. The Amendment reduces the price of fuel above certain volumes, allows for increases in the volume of fuel, and modifies the specification of certain petroleum products supplied under the contract. In addition, Chevron agreed to supply a blend of low sulfur fuel oil (LSFO) and diesel as soon as January 2016 (for supply through the end of the contract term, December 31, 2016) to help Hawaiian Electric meet more stringent EPA air emission requirements known as Mercury and Air Toxics Standards.
The Utilities are parties to amended contracts for the supply of industrial fuel oil and diesel fuels with Chevron and Hawaii Independent Energy, LLC (HIE), respectively, which were scheduled to end December 31, 2015. In August 2014, Chevron and the Utilities entered into a third amendment to the Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract, which amendment extended the term of the contract through December 31, 2016 and provided for automatic renewal for annual terms thereafter unless earlier terminated by either party. In February 2015, Hawaiian Electric executed a similar extension, through December 31, 2016, of the corresponding Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract with HIE.
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
On August 14, 2014, the Environmental Protection Agency (EPA) published in the Federal Register the final regulations required by section 316(b) of the CWA designed to protect aquatic organisms from adverse impacts associated with existing power plant cooling water intake structures. The regulations were effective October 14, 2014 and apply to the cooling water systems for the steam generating units at Hawaiian Electric’s power plants on the island of Oahu. The regulations prescribe a process, including a number of required site-specific studies, for states to develop facility-specific entrainment and impingement controls to be incorporated in the facility’s National Pollutant Discharge Elimination System permit. In the case of Hawaiian Electric’s power plants, there are a number of studies that have yet to be completed before Hawaiian Electric and the Department of Health of the State of Hawaii (DOH) can determine what entrainment or impingement controls, if any, might be appropriate.
On February 16, 2012, the Federal Register published the EPA’s final rule establishing the EPA’s National Emission Standards for Hazardous Air Pollutants for fossil-fuel fired steam electrical generating units (EGUs). The final rule, known as the Mercury and Air Toxics Standards (MATS), applies to the 14 EGUs at Hawaiian Electric’s power plants. MATS establishes the Maximum Achievable Control Technology standards for the control of hazardous air pollutants emissions from new and existing EGUs. Based on a review of the final rule and the benefits and costs of alternative compliance strategies, Hawaiian Electric has selected a MATS compliance strategy based on switching to lower emission fuels. The use of lower emission fuels will provide for MATS compliance at lower overall costs and avoid the reduction in operational flexibility imposed by emissions control equipment. Hawaiian Electric requested and received a one-year extension, resulting in a MATS compliance date of April 16, 2016. Hawaiian Electric submitted to the EPA a Petition for Reconsideration and Stay dated April 16, 2012, and a Request for Expedited Consideration dated August 14, 2013. The submittals asked the EPA to revise an emissions standard for non-continental oil-fired EGUs on the grounds that the promulgated standard was incorrectly derived. The Petition and Request submittals to the EPA included additional data to demonstrate that the existing standard is erroneous. On April 21, 2015, the EPA issued a notice denying Hawaiian Electric's MATS Petition for Reconsideration along with all other pending MATS petitions. The EPA also issued a report dated March 2015 which presents the detailed rationale for the EPA’s denial of the petitions. Hawaiian Electric is currently reviewing the notice and report.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The EPA has since performed Brownfield assessments of the Site that identified environmental impacts in the subsurface. Although Maui Electric never operated at the Site and operations there had stopped four years before the merger, in discussions with the EPA and the DOH, Maui Electric agreed to undertake additional investigations at the Site and an adjacent parcel that Molokai Electric Company had used for equipment storage (the Adjacent Parcel) to determine the extent of impacts of subsurface contaminants. A 2011 assessment by a Maui Electric contractor of the Adjacent Parcel identified environmental impacts, including elevated polychlorinated biphenyls (PCBs) in the subsurface soils. In cooperation with the DOH and EPA, Maui Electric is further investigating the Site and the Adjacent Parcel to determine the extent of impacts of PCBs, residual fuel oils, and other subsurface contaminants. In March 2012, Maui Electric accrued an additional $3.1 million (reserve balance of $3.6 million as of March 31, 2015) for the additional investigation and estimated cleanup costs at the Site and the Adjacent Parcel; however, final costs of remediation will depend on the results of continued investigation. Maui Electric received the DOH’s and EPA’s comments on a draft site investigation plan for site characterization in the fourth quarter of 2013. Management concluded that these comments did not require a change to the reserve balance. The site investigation plan was revised to address the EPA’s and DOH’s comments. The final site investigation plan was submitted to the DOH and EPA in December 2014 for their review and approval.
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
In July 2014, the Navy notified Hawaiian Electric of the Navy’s determination that Hawaiian Electric is responsible for cleanup of the area offshore of the Waiau Power Plant. The Navy has also requested that Hawaiian Electric reimburse the costs incurred by the Navy to date to investigate the area, and is asking Hawaiian Electric to engage in negotiations regarding the financing and undertaking of future response actions. The extent of the contamination, the appropriate remedial measures to address it, and Hawaiian Electric’s potential responsibility for any associated costs have not yet been determined. In December 2014, Hawaiian Electric recorded a reserve of $0.8 million for additional investigation of the PCBs in the sediment offshore from the Waiau Power Plant; however, final costs of remediation will depend on the results of the additional investigation. On March 23, 2015, Hawaiian Electric received from the EPA a letter requesting that Hawaiian Electric submit within 45 days a work plan to assess potential sources and extent of PCB contamination onshore at the Waiau Power Plant. The extent of the onshore contamination, the appropriate remedial measures to address it, and any associated costs have not yet been determined.
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
On December 19, 2014, the EPA released two memoranda outlining the Agency’s plan for addressing the U.S. Supreme Court’s decision. Hawaiian Electric, Hawaii Electric Light and Maui Electric are evaluating the potential impacts of the Agency’s plan on utility operations and permitting. On January 8, 2014, the EPA published in the Federal Register its new proposal for New Source Performance Standards for GHG from new generating units. The proposed rule on GHG from new EGUs does not apply to oil- fired combustion turbines or diesel engine generators, and is not otherwise expected to have significant impacts on the Utilities.
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
Changes to the ARO liability included in “Other liabilities” on Hawaiian Electric’s balance sheet were as follows:

	Three months ended March 31
(in thousands)	2015	2014
Balance, beginning of period	$29,419	$43,106
Accretion expense	6	370
Liabilities incurred	—	—
Liabilities settled	(1,614)	(2,240)
Revisions in estimated cash flows	—	—
Balance, end of period	$27,811	$41,236
Decoupling. In 2010, the PUC issued an order approving decoupling, which was implemented by Hawaiian Electric on March 1, 2011, by Hawaii Electric Light on April 9, 2012 and by Maui Electric on May 4, 2012. Decoupling is a regulatory model that is intended to facilitate meeting the State of Hawaii’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio standard. The decoupling model implemented in Hawaii delinks revenues from sales and includes annual rate adjustments for certain other operation and maintenance (O&M) expenses and rate base changes. The decoupling mechanism has three components: (1) a sales decoupling component via a revenue balancing account (RBA), (2) a revenue escalation component via a RAM and (3) an earnings sharing mechanism, which would provide for a reduction of revenues between rate cases in the event the utility exceeds the return on average common equity (ROACE) allowed in its most recent rate case. Decoupling provides for more timely cost recovery and earning on investments. The implementation of decoupling has resulted in an improvement in the Utilities’ under-earning situation that has existed over the last several years.
On May 31, 2013, as provided for in its original order issued in 2010 approving decoupling and citing three years of implementation experience for Hawaiian Electric, the PUC opened an investigative docket to review whether the decoupling mechanisms are functioning as intended, are fair to the Utilities and their ratepayers, and are in the public interest. The PUC affirmed its support for the continuation of the sales decoupling (RBA) mechanism and stated its interest in evaluating the RAM to ensure it provides the appropriate balance of risks, costs, incentives and performance requirements, as well as administrative efficiency, and whether the current interest rate applied to the outstanding RBA balance is reasonable. In October 2013, the PUC issued orders that bifurcated the proceeding (into Schedule A and Schedule B issues). On February 7, 2014, the PUC issued a decision and order (D&O) on the Schedule A issues, which made certain modifications to the decoupling mechanism. Specifically, the D&O required:

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

As required, the Utilities have made available to the public, on the Utilities’ websites, performance metrics identified by the PUC.

On March 31, 2015, the PUC issued an Order related to the Schedule B portion of the proceeding to make certain further modifications to the decoupling mechanism, and to establish a briefing schedule with respect to certain issues in the proceeding. The order modifies the RAM portion of the decoupling mechanism to be capped at the lesser of the RAM Revenue Adjustment as currently determined (adjusted to eliminate the 90% limitation on the current RAM Period Rate Base RAM adjustment that was ordered in the Schedule A portion of the proceeding) and a RAM Revenue Adjustment calculated based on the cumulative annual compounded increase in Gross Domestic Product Price Index (GDPPI) applied to the 2014 annualized target revenues (adjusted for certain items specified in the Order). The 2014 annualized target revenues represent the target revenues from the last rate case, and RAM revenues, offset by earnings sharing credits, if any, allowed under the decoupling mechanism through the 2014 decoupling filing. The Utilities may apply to the PUC for approval of recovery of revenues for Major Projects (including related baseline projects grouped together for consideration as Major Projects) through the RAM above the RAM cap or outside of the RAM through the Renewable Energy Infrastructure Program (REIP) surcharge or other adjustment mechanism. The Utilities and the Consumer Advocate are directed to develop standards and guidelines for eligibility of projects and determination of the amount of eligible cost recovery above the RAM cap for PUC approval. The RAM is amended on an interim basis pending the outcome of the PUC’s review of the Utilities’ Power Supply Improvement Plans. The triennial rate case cycle required under the decoupling mechanism continues to serve as the maximum period between the filing of general rate cases, and the amendments to the RAM do not limit or dilute the ordinary opportunities for the Utilities to seek rate relief according to conventional/traditional ratemaking procedures.
In making the modifications to the RAM Adjustment, the PUC stated the changes are designed to provide the PUC with control of and prior regulatory review over substantial additions to baseline projects between rate cases. It does not deprive the Utilities of the opportunity to recover any prudently incurred expenditure or limit orderly recovery for necessary expanded capital programs.
The RBA, which is the sales decoupling component, is retained, and the PUC made no change in the authorized return on common equity. Performance based ratemaking is not adopted at this time.
On April 15, 2015, the Utilities submitted revised annual decoupling filings for tariffed rates to be effective from June 1, 2015 through May 31, 2016 (unless the filings are modified or suspended by the PUC), and reflected revisions to the RAM based on the Order. The revised 2015 annual incremental RAM revenues for the three Utilities based on the Order amounted to $26.2 million, compared to the 2015 annual incremental revenues of $31.6 million filed on March 31, 2015 based on the methodology prior to the modification of the Order. The revised tariffs also include the collection or refund of the accrued revenue balancing account (RBA) balance and associated revenue taxes as of December 31, 2014 and any accrued earning sharing mechanism credits. The net annual incremental amount to be collected under the tariffs is $14.7 million for the three Utilities.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Annual incremental RAM adjusted revenues	$20.3	$2.4	$3.4
Annual change in accrued earnings sharing credits to be refunded	$—	$—	$(0.1)
Annual change in accrued RBA balance as of December 31, 2014 (and associated revenue taxes) to be collected	$(9.2)	$0.1	$(2.2)
Net annual incremental amount to be collected under the tariffs	$11.1	$2.5	$1.1
Impact on typical residential customer monthly bill (in dollars) *	$0.56	$1.10	$0.60
* Based on 600 KWH bill for Hawaiian Electric and Maui Electric and 500 KWH bill for Hawaii Electric Light.
The Consumer Advocate has submitted information requests to the Utilities and filed initial questions on the calculations of the RAM revenues based on the March 31, 2015 Order, and the Utilities have responded to an information request from the PUC regarding the tariff filings. The Consumer Advocate has until May 15, 2015 to submit its Statement of Position. The PUC is expected to issue a decision on the tariff filings prior to the June 1, 2015 effective date.
The March 31, 2015 Order directs the Parties to the proceeding to submit initial briefs within 60 days that address the following issues: (1) whether, and if so, how the conventional performance incentive mechanisms proposed in this proceeding should be refined and implemented in this docket; (2) what are the appropriate steps, processes and timing for determining measures to improve the efficiency and effectiveness of the general rate case filing and review process; and (3) what are the appropriate steps, processes, and timing to further consider the merits of the proposed changes to the energy cost adjustment clause (ECAC) identified in this proceeding. In identifying the issue on possible changes to the ECAC, the PUC stated that changes to the ECAC should be made with great care to avoid unintended consequences. Reply briefs are due within 75 days.

Management cannot predict the further outcome of this proceeding or the ultimate impact of the proceeding on the results of operation of the Utilities.
Potential impact of lava flows. In June 2014, lava from the Kilauea Volcano on the island of Hawaii began flowing toward the town of Pahoa. Hawaii Electric Light monitored utility property and equipment near the affected areas and protected that property and equipment to the extent possible (e.g., building barriers around poles). In March 2015 Hawaii Electric Light filed an application with the PUC requesting approval to defer costs incurred by the Company to monitor, prepare for, respond to, and take other actions necessary in connection with the June 2014 Kilauea lava flow such that the Company can request PUC approval to recover those costs in a future rate case.
April 2014 regulatory orders. In April 2014, the PUC issued four orders that collectively address certain key policy, resource planning and operational issues for the Utilities. The four orders are as follows:
Integrated Resource Planning. The PUC did not accept the Utilities’ Integrated Resource Plan and Action Plans submission, and, in lieu of an approved plan, has commenced other initiatives to enable resource planning. The PUC also terminated the Utilities’ integrated resource planning (IRP) cycle, including the filing of a mid-cycle evaluation report, and formally concluded the IRP advisory group. The PUC directed each of Hawaiian Electric and Maui Electric to file within 120 days its respective Power Supply Improvement Plans (PSIPs), and the PSIPs were filed in August 2014. The PUC also provided its inclinations on the future of Hawaii’s electric utilities in an exhibit to the order. The exhibit provides the PUC’s perspectives on the vision, business strategies and regulatory policy changes required to align the Utilities’ business model with customers’ interests and the state’s public policy goals.
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

•
Plan to implement an on-going distribution circuit monitoring program to measure real-time voltage and other power quality parameters to be filed within 60 days. The plan shall achieve full implementation of the distribution circuit monitoring program within 180 days. The Utilities’ Plan was filed in June 2014.

•	Action Plan for improving efficiencies in the interconnection requirements studies to be filed within 30 days. The Utilities’ Plan was filed in May 2014.

•	The Utilities are to file monthly reports providing details about interconnection requirements studies.

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
Policy Statement and Order Regarding Demand Response Programs. The PUC provided guidance concerning the objectives and goals for demand response programs, and ordered the Utilities to develop within 90 days an integrated Demand Response Portfolio Plan that will enhance system operations and reduce costs to customers. The Utilities’ Plan was filed in July 2014. In August 2014, the PUC invited public comment on the Utilities’ Plan. The Utilities submitted a status update in October 2014, and a second status update was filed with the PUC in March 2015.
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
Review of PSIPs. Collectively, the PUC’s April 2014 resource planning orders confirm the energy policy and operational priorities that will guide the Utilities’ strategies and plans going forward.

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
The Utilities had requested approval of their motion within 60 days of filing or by March 20, 2015. However, pursuant to the PUC order described in the following section, the PUC declined to rule on this request.
Distributed Energy Resources (DER) Investigative Proceeding. Consistent with the PUC’s plan to review the technical, economic and policy issues associated with distributed energy resources as noted in the Reliability Standards Working Group order, in March 2015, the PUC issued an order to address DER issues. The PUC order:

(1)	Allowed intervention to ten parties in the proceeding,

(2)	Consolidated portions of two other proceedings related to rules on interconnection of distributed generating facilities with the Utilities system,

(3)	Declined to rule on distributed generation interconnection plan filed in August 2014 as a result of the Reliability Standards Working Group order,

(4)
Declined to rule on Utilities’ TDG motion, filed on January 20, 2015, and instead, directed the parties to collaborate on a “Transition Plan” from existing DER programs, including NEM, to a longer-term DER market structure;

(5)	Ordered the parties to collaborate on issues through a series of bi-weekly technical sessions;

(6)
Issued a Statement of Issues and a Procedural Schedule for the docket that directs the parties to file stipulations on areas of agreement, or separate statements of positions on issues where agreement cannot be reached, by June 29, 2015; and

(7)
Ordered the Utilities to submit weekly reports documenting progress on clearing interconnection applications, and monthly reports on the status of key technical developments to enable DER market growth.

In addition, the PUC provided further clarifications and guidance from their Staff’s perspective on important issues relating to the growth of DER in the State.
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
Hawaiian Electric also unconditionally guarantees Hawaii Electric Light’s and Maui Electric’s obligations (a) to the State of Hawaii for the repayment of principal and interest on Special Purpose Revenue Bonds issued for the benefit of Hawaii Electric Light and Maui Electric, (b) under their respective private placement note agreements and the Hawaii Electric Light notes and Maui Electric notes issued thereunder and (c) relating to the trust preferred securities of Trust III. Hawaiian Electric is also obligated, after the satisfaction of its obligations on its own preferred stock, to make dividend, redemption and liquidation payments on Hawaii Electric Light’s and Maui Electric’s preferred stock if the respective subsidiary is unable to make such payments.Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (unaudited)
Three months ended March 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$399,741	88,055	85,674	—	(28)	$573,442
Expenses
Fuel oil	118,403	23,385	35,018	—	—	176,806
Purchased power	103,250	21,893	10,864	—	—	136,007
Other operation and maintenance	70,084	16,399	17,519	—	—	104,002
Depreciation	29,389	9,313	5,541	—	—	44,243
Taxes, other than income taxes	38,201	8,384	8,163	—	—	54,748
Total expenses	359,327	79,374	77,105	—	—	515,806
Operating income	40,414	8,681	8,569	—	(28)	57,636
Allowance for equity funds used during construction	1,123	145	145	—	—	1,413
Equity in earnings of subsidiaries	7,692	—	—	—	(7,692)	—
Interest expense and other charges, net	(11,238)	(2,680)	(2,435)	—	28	(16,325)
Allowance for borrowed funds used during construction	388	53	58	—	—	499
Income before income taxes	38,379	6,199	6,337	—	(7,692)	43,223
Income taxes	11,235	2,277	2,338	—	—	15,850
Net income	27,144	3,922	3,999	—	(7,692)	27,373
Preferred stock dividends of subsidiaries	—	134	95	—	—	229
Net income attributable to Hawaiian Electric	27,144	3,788	3,904	—	(7,692)	27,144
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$26,874	3,788	3,904	—	(7,692)	$26,874

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (unaudited)
Three months ended March 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$26,874	3,788	3,904	—	(7,692)	$26,874
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	4,933	651	600	—	(1,251)	4,933
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(4,911)	(651)	(600)	—	1,251	(4,911)
Other comprehensive income, net of taxes	22	—	—	—	—	22
Comprehensive income attributable to common shareholder	$26,896	3,788	3,904	—	(7,692)	$26,896

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income (unaudited)
Three months ended March 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$512,455	104,931	102,693	—	(17)	$720,062
Expenses
Fuel oil	203,547	31,500	51,253	—	—	286,300
Purchased power	123,969	29,491	11,456	—	—	164,916
Other operation and maintenance	58,515	14,047	16,044	—	—	88,606
Depreciation	27,301	8,975	5,327	—	—	41,603
Taxes, other than income taxes	48,184	9,763	10,024	—	—	67,971
Total expenses	461,516	93,776	94,104	—	—	649,396
Operating income	50,939	11,155	8,589	—	(17)	70,666
Allowance for equity funds used during construction	1,472	65	72	—	—	1,609
Equity in earnings of subsidiaries	8,917	—	—	—	(8,917)	—
Interest expense and other charges, net	(10,487)	(2,748)	(2,505)	—	17	(15,723)
Allowance for borrowed funds used during construction	559	25	30	—	—	614
Income before income taxes	51,400	8,497	6,186	—	(8,917)	57,166
Income taxes	15,710	3,202	2,335	—	—	21,247
Net income	35,690	5,295	3,851	—	(8,917)	35,919
Preferred stock dividends of subsidiaries	—	134	95	—	—	229
Net income attributable to Hawaiian Electric	35,690	5,161	3,756	—	(8,917)	35,690
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$35,420	5,161	3,756	—	(8,917)	$35,420

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (unaudited)
Three months ended March 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$35,420	5,161	3,756	—	(8,917)	$35,420
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	2,519	344	253	—	(597)	2,519
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(2,510)	(344)	(253)	—	597	(2,510)
Other comprehensive income, net of taxes	9	—	—	—	—	9
Comprehensive income attributable to common shareholder	$35,429	5,161	3,756	—	(8,917)	$35,429

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet (unaudited)
March 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,542	5,464	3,016	—	—	$52,022
Plant and equipment	3,826,826	1,182,567	1,057,130	—	—	6,066,523
Less accumulated depreciation	(1,256,950)	(478,692)	(453,448)	—	—	(2,189,090)
Construction in progress	135,984	14,947	13,920	—	—	164,851
Utility property, plant and equipment, net	2,749,402	724,286	620,618	—	—	4,094,306
Nonutility property, plant and equipment, less accumulated depreciation	4,949	82	1,531	—	—	6,562
Total property, plant and equipment, net	2,754,351	724,368	622,149	—	—	4,100,868
Investment in wholly owned subsidiaries, at equity	540,032	—	—	—	(540,032)	—
Current assets
Cash and cash equivalents	5,484	1,654	881	101	—	8,120
Advances to affiliates	12,600	—	—	—	(12,600)	—
Customer accounts receivable, net	86,157	21,485	17,353	—	—	124,995
Accrued unbilled revenues, net	81,346	14,500	13,648	—	—	109,494
Other accounts receivable, net	13,582	1,571	3,285	—	(9,770)	8,668
Fuel oil stock, at average cost	65,861	7,983	11,471	—	—	85,315
Materials and supplies, at average cost	34,269	6,589	17,749	—	—	58,607
Prepayments and other	31,970	230	12,534	—	(1,379)	43,355
Regulatory assets	85,353	9,359	8,033	—	—	102,745
Total current assets	416,622	63,371	84,954	101	(23,749)	541,299
Other long-term assets
Regulatory assets	598,535	104,663	99,749	—	(103)	802,844
Unamortized debt expense	5,621	1,396	1,199	—	—	8,216
Other	53,370	15,689	13,214	—	—	82,273
Total other long-term assets	657,526	121,748	114,162	—	(103)	893,333
Total assets	$4,368,531	909,487	821,265	101	(563,884)	$5,535,500
Capitalization and liabilities
Capitalization
Common stock equity	$1,686,434	283,129	256,802	101	(540,032)	$1,686,434
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	830,546	190,000	186,000	—	—	1,206,546
Total capitalization	2,539,273	480,129	447,802	101	(540,032)	2,927,273
Current liabilities
Current portion of long-term debt	—	—	—	—	—	—
Short-term borrowings from non-affiliates	30,000	—	—	—	—	30,000
Short-term borrowings from affiliate	—	10,000	2,600	—	(12,600)	—
Accounts payable	106,975	14,988	16,546	—	—	138,509
Interest and preferred dividends payable	16,678	3,560	4,029	—	(10)	24,257
Taxes accrued	126,742	30,060	27,449	—	(1,379)	182,872
Regulatory liabilities	681	—	493	—	—	1,174
Other	49,389	10,126	16,234	—	(9,760)	65,989
Total current liabilities	330,465	68,734	67,351	—	(23,749)	442,801
Deferred credits and other liabilities
Deferred income taxes	423,151	89,923	83,910	—	—	596,984
Regulatory liabilities	240,749	79,504	30,388	—	(103)	350,538
Unamortized tax credits	52,093	15,096	14,848	—	—	82,037
Defined benefit pension and other postretirement benefit plans liability	443,249	68,989	74,927		—	587,165
Other	48,044	12,664	13,609	—	—	74,317
Total deferred credits and other liabilities	1,207,286	266,176	217,682	—	(103)	1,691,041
Contributions in aid of construction	291,507	94,448	88,430	—	—	474,385
Total capitalization and liabilities	$4,368,531	909,487	821,265	101	(563,884)	$5,535,500

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet (unaudited)
December 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,819	5,464	3,016	—	—	$52,299
Plant and equipment	3,782,438	1,179,032	1,048,012	—	—	6,009,482
Less accumulated depreciation	(1,253,866)	(473,933)	(447,711)	—	—	(2,175,510)
Construction in progress	134,376	12,421	11,819	—	—	158,616
Utility property, plant and equipment, net	2,706,767	722,984	615,136	—	—	4,044,887
Nonutility property, plant and equipment, less accumulated depreciation	4,950	82	1,531	—	—	6,563
Total property, plant and equipment, net	2,711,717	723,066	616,667	—	—	4,051,450
Investment in wholly owned subsidiaries, at equity	538,639	—	—	—	(538,639)	—
Current assets
Cash and cash equivalents	12,416	612	633	101	—	13,762
Advances to affiliates	16,100	—	—	—	(16,100)	—
Customer accounts receivable, net	111,462	24,222	22,800	—	—	158,484
Accrued unbilled revenues, net	103,072	15,926	18,376	—	—	137,374
Other accounts receivable, net	9,980	981	2,246	—	(8,924)	4,283
Fuel oil stock, at average cost	74,515	13,800	17,731	—	—	106,046
Materials and supplies, at average cost	33,154	6,664	17,432	—	—	57,250
Prepayments and other	44,680	8,611	13,567	—	(475)	66,383
Regulatory assets	58,550	6,745	6,126	—	—	71,421
Total current assets	463,929	77,561	98,911	101	(25,499)	615,003
Other long-term assets
Regulatory assets	623,784	107,454	102,788	—	(183)	833,843
Unamortized debt expense	5,640	1,438	1,245	—	—	8,323
Other	53,106	15,366	13,366	—	—	81,838
Total other long-term assets	682,530	124,258	117,399	—	(183)	924,004
Total assets	$4,396,815	924,885	832,977	101	(564,321)	$5,590,457
Capitalization and liabilities
Capitalization
Common stock equity	$1,682,144	281,846	256,692	101	(538,639)	$1,682,144
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	830,546	190,000	186,000	—	—	1,206,546
Total capitalization	2,534,983	478,846	447,692	101	(538,639)	2,922,983
Current liabilities
Short-term borrowings from affiliate	—	10,500	5,600	—	(16,100)	—
Accounts payable	122,433	23,728	17,773	—	—	163,934
Interest and preferred dividends payable	15,407	3,989	2,931	—	(11)	22,316
Taxes accrued	176,339	37,548	36,807	—	(292)	250,402
Regulatory liabilities	191	—	441	—	—	632
Other	48,282	9,866	16,094	—	(9,096)	65,146
Total current liabilities	362,652	85,631	79,646	—	(25,499)	502,430
Deferred credits and other liabilities
Deferred income taxes	429,515	90,119	83,238	—	—	602,872
Regulatory liabilities	236,727	77,707	29,966	—	(183)	344,217
Unamortized tax credits	49,865	14,902	14,725	—	—	79,492
Defined benefit pension and other postretirement benefit plans liability	446,888	72,547	75,960	—	—	595,395
Other	52,446	10,658	13,532	—	—	76,636
Total deferred credits and other liabilities	1,215,441	265,933	217,421	—	(183)	1,698,612
Contributions in aid of construction	283,739	94,475	88,218	—	—	466,432
Total capitalization and liabilities	$4,396,815	924,885	832,977	101	(564,321)	$5,590,457

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity (unaudited)
Three months ended March 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2014	$1,682,144	281,846	256,692	101	(538,639)	$1,682,144
Net income for common stock	26,874	3,788	3,904	—	(7,692)	26,874
Other comprehensive income, net of taxes	22	—	—	—	—	22
Common stock dividends	(22,601)	(2,505)	(3,794)	—	6,299	(22,601)
Common stock issuance expenses	(5)	—	—	—	—	(5)
Balance, March 31, 2015	$1,686,434	283,129	256,802	101	(540,032)	$1,686,434

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity (unaudited)
Three months ended March 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2013	$1,593,564	274,802	248,771	101	(523,674)	$1,593,564
Net income for common stock	35,420	5,161	3,756	—	(8,917)	35,420
Other comprehensive income, net of taxes	9	—	—	—	—	9
Common stock dividends	(22,707)	(2,941)	(3,629)	—	6,570	(22,707)
Common stock issuance expenses	(3)	—	(1)	—	1	(3)
Balance, March 31, 2014	$1,606,283	277,022	248,897	101	(526,020)	$1,606,283

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows (unaudited)
Three months ended March 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$27,144	3,922	3,999	—	(7,692)	$27,373
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(7,717)	—	—	—	7,692	(25)
Common stock dividends received from subsidiaries	6,324	—	—	—	(6,299)	25
Depreciation of property, plant and equipment	29,389	9,313	5,541	—	—	44,243
Other amortization	590	500	(401)	—	—	689
Increase in deferred income taxes	12,048	719	2,365	—	—	15,132
Change in tax credits, net	2,246	200	130	—	—	2,576
Allowance for equity funds used during construction	(1,123)	(145)	(145)	—	—	(1,413)
Change in cash overdraft	—	—	—	—	—	—
Changes in assets and liabilities:
Increase in accounts receivable	21,703	2,147	4,408	—	846	29,104
Decrease in accrued unbilled revenues	21,726	1,426	4,728	—	—	27,880
Decrease in fuel oil stock	8,654	5,817	6,260	—	—	20,731
Decrease (increase) in materials and supplies	(1,115)	75	(317)	—	—	(1,357)
Increase in regulatory assets	(8,903)	(1,522)	(402)	—	—	(10,827)
Decrease in accounts payable	(35,128)	(9,892)	(4,116)	—	—	(49,136)
Change in prepaid and accrued income and utility revenue taxes	(52,273)	(1,807)	(9,616)	—	—	(63,696)
Increase in defined benefit pension and other postretirement benefit plans liability	—	—	110	—	—	110
Change in other assets and liabilities	(8,439)	229	534	—	(846)	(8,522)
Net cash provided by operating activities	15,126	10,982	13,078	—	(6,299)	32,887
Cash flows from investing activities
Capital expenditures	(40,594)	(7,558)	(6,206)	—	—	(54,358)
Contributions in aid of construction	8,121	758	266	—	—	9,145
Advances from affiliates	3,500	—	—	—	(3,500)	—
Net cash used in investing activities	(28,973)	(6,800)	(5,940)	—	(3,500)	(45,213)
Cash flows from financing activities
Common stock dividends	(22,601)	(2,505)	(3,794)	—	6,299	(22,601)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(270)	(134)	(95)	—	—	(499)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	30,000	(500)	(3,000)	—	3,500	30,000
Other	(214)	(1)	(1)	—	—	(216)
Net cash provided by (used in) financing activities	6,915	(3,140)	(6,890)	—	9,799	6,684
Net increase (decrease) in cash and cash equivalents	(6,932)	1,042	248	—	—	(5,642)
Cash and cash equivalents, beginning of period	12,416	612	633	101	—	13,762
Cash and cash equivalents, end of period	$5,484	1,654	881	101	—	$8,120

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows (unaudited)
Three months ended March 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$35,690	5,295	3,851	—	(8,917)	$35,919
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(8,942)	—	—	—	8,917	(25)
Common stock dividends received from subsidiaries	6,595	—	—	—	(6,570)	25
Depreciation of property, plant and equipment	27,301	8,975	5,327	—	—	41,603
Other amortization	235	501	885	—	—	1,621
Increase in deferred income taxes	17,123	862	2,359	—	—	20,344
Change in tax credits, net	1,741	217	74	—	—	2,032
Allowance for equity funds used during construction	(1,472)	(65)	(72)	—	—	(1,609)
Change in cash overdraft	—	—	(1,038)	—	—	(1,038)
Changes in assets and liabilities:
Decrease in accounts receivable	4,131	2,029	2,194	—	450	8,804
Decrease (increase) in accrued unbilled revenues	11,031	(230)	1,459	—	—	12,260
Decrease (increase) in fuel oil stock	(35,060)	1,166	(366)	—	—	(34,260)
Increase in materials and supplies	(330)	(387)	(328)	—	—	(1,045)
Increase in regulatory assets	(8,188)	(881)	(189)	—	—	(9,258)
Decrease in accounts payable	(837)	(6,032)	(9,155)	—	—	(16,024)
Change in prepaid and accrued income and utility revenue taxes	(39,581)	(2,791)	(5,154)	—	—	(47,526)
Decrease in defined benefit pension and other postretirement benefit plans liability	(103)	—	(102)	—	—	(205)
Change in other assets and liabilities	(10,874)	1,041	(698)	—	(450)	(10,981)
Net cash provided by (used in) operating activities	(1,540)	9,700	(953)	—	(6,570)	637
Cash flows from investing activities
Capital expenditures	(49,432)	(7,530)	(7,500)	—	—	(64,462)
Contributions in aid of construction	4,541	1,121	1,296	—	—	6,958
Advances from (to) affiliates	(12,661)	900	—	—	11,761	—
Net cash used in investing activities	(57,552)	(5,509)	(6,204)	—	11,761	(57,504)
Cash flows from financing activities
Common stock dividends	(22,707)	(2,941)	(3,629)	—	6,570	(22,707)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(270)	(134)	(95)	—	—	(499)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	34,096	—	12,661	—	(11,761)	34,996
Other	(320)	—	(69)	—	—	(389)
Net cash provided by (used in) financing activities	10,799	(3,075)	8,868	—	(5,191)	11,401
Net increase (decrease) in cash and cash equivalents	(48,293)	1,116	1,711	—	—	(45,466)
Cash and cash equivalents, beginning of period	61,245	1,326	153	101	—	62,825
Cash and cash equivalents, end of period	$12,952	2,442	1,864	101	—	$17,359

5 · Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income Data

	Three months ended March 31
(in thousands)	2015	2014
Interest and dividend income
Interest and fees on loans	$45,198	$43,682
Interest and dividends on investment securities	3,051	3,035
Total interest and dividend income	48,249	46,717
Interest expense
Interest on deposit liabilities	1,260	1,225
Interest on other borrowings	1,466	1,405
Total interest expense	2,726	2,630
Net interest income	45,523	44,087
Provision for loan losses	614	995
Net interest income after provision for loan losses	44,909	43,092
Noninterest income
Fees from other financial services	5,355	5,128
Fee income on deposit liabilities	5,315	4,421
Fee income on other financial products	1,889	2,290
Bank-owned life insurance	983	963
Mortgage banking income	1,822	628
Gains on sale of investment securities	—	2,847
Other income, net	735	625
Total noninterest income	16,099	16,902
Noninterest expense
Compensation and employee benefits	21,766	20,286
Occupancy	4,113	3,953
Data processing	3,116	3,060
Services	2,341	2,273
Equipment	1,701	1,645
Office supplies, printing and postage	1,483	1,616
Marketing	841	711
FDIC insurance	811	796
Other expense	4,205	3,122
Total noninterest expense	40,377	37,462
Income before income taxes	20,631	22,532
Income taxes	7,156	8,133
Net income	$13,475	$14,399

American Savings Bank, F.S.B.
Statements of Comprehensive Income Data

	Three months ended March 31
(in thousands)	2015	2014
Net income	$13,475	$14,399
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains losses on available-for-sale investment securities arising during the period, net of tax benefits of $2,278 and $1,664 for the respective periods	3,451	2,520
Less: reclassification adjustment for net realized gains included in net income, net of taxes of nil and $1,132 for the respective periods	—	(1,715)
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $259 and $144 for the respective periods	392	219
Other comprehensive income, net of taxes	3,843	1,024
Comprehensive income	$17,318	$15,423

American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	March 31, 2015		December 31, 2014
Assets
Cash and due from banks		$98,484		$107,233
Interest-bearing deposits		172,517		54,230
Available-for-sale investment securities, at fair value		590,648		550,394
Stock in Federal Home Loan Bank of Seattle, at cost		63,711		69,302
Loans receivable held for investment		4,447,299		4,434,651
Allowance for loan losses		(45,795)		(45,618)
Net loans		4,401,504		4,389,033
Loans held for sale, at lower of cost or fair value		9,906		8,424
Other		305,917		305,416
Goodwill		82,190		82,190
Total assets		$5,724,877		$5,566,222

Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$1,420,085		$1,342,794
Deposit liabilities—interest-bearing		3,331,243		3,280,621
Other borrowings		312,094		290,656
Other		117,849		118,363
Total liabilities		5,181,271		5,032,434
Commitments and contingencies
Common stock		1		1
Additional paid in capital		338,411		338,411
Retained earnings		217,909		211,934
Accumulated other comprehensive loss, net of tax benefits
Net unrealized gains on securities	$3,913		$462
Retirement benefit plans	(16,628)	(12,715)	(17,020)	(16,558)
Total shareholder’s equity		543,606		533,788
Total liabilities and shareholder’s equity		$5,724,877		$5,566,222

Other assets
Bank-owned life insurance		$135,141		$134,115
Premises and equipment, net		85,174		92,407
Prepaid expenses		4,892		3,196
Accrued interest receivable		13,720		13,632
Mortgage-servicing rights		11,965		11,540
Low-income housing equity investments		32,140		33,438
Real estate acquired in settlement of loans, net		665		891
Other		22,220		16,197
		$305,917		$305,416
Other liabilities
Accrued expenses		$29,670		$37,880
Federal and state income taxes payable		36,010		28,642
Cashier’s checks		24,686		20,509
Advance payments by borrowers		5,904		9,652
Other		21,579		21,680
		$117,849		$118,363

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.

Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of Seattle of $212 million and $100 million, respectively, as of March 31, 2015 and $191 million and $100 million, respectively, as of December 31, 2014.
Available-for-sale investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value		Gross unrealized losses
					Less than 12 months			12 months or longer
(dollar in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
March 31, 2015
Available-for-sale
U.S. Treasury and federal agency obligations	$138,593	$2,029	$(395)	$140,227	1	$9,973	$(2)	3	$19,198	$(393)
Mortgage-related securities- FNMA, FHLMC and GNMA	445,559	7,149	(2,287)	450,421	6	40,889	(89)	26	147,722	(2,198)
	$584,152	$9,178	$(2,682)	$590,648	7	$50,862	$(91)	29	$166,920	$(2,591)
December 31, 2014
Available-for-sale
U.S. Treasury and federal agency obligations	$119,507	$1,092	$(1,039)	$119,560	6	$41,970	$(361)	5	$29,168	$(678)
Mortgage-related securities- FNMA, FHLMC and GNMA	430,120	5,653	(4,939)	430,834	6	47,029	(164)	29	172,623	(4,775)
	$549,627	$6,745	$(5,978)	$550,394	12	$88,999	$(525)	34	$201,791	$(5,453)
The unrealized losses on ASB’s investments in mortgage-related securities and obligations issued by federal agencies were caused by interest rate movements. Because ASB does not intend to sell the securities and has determined it is more likely than not that it will not be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, ASB did not consider these investments to be other-than-temporarily impaired at March 31, 2015.
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

The contractual maturities of available-for-sale investment securities were as follows:

March 31, 2015	Amortized cost	Fair value
(in thousands)
Due in one year or less	$—	$—
Due after one year through five years	29,958	30,296
Due after five years through ten years	71,811	73,188
Due after ten years	36,824	36,743
	138,593	140,227
Mortgage-related securities-FNMA,FHLMC and GNMA	445,559	450,421
Total available-for-sale securities	$584,152	$590,648
Allowance for loan losses.  The allowance for loan losses (balances and changes) and financing receivables were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Unallocated	Total
Three months ended March 31, 2015
Allowance for loan losses:
Beginning balance	$4,662	$8,954	$6,982	$1,875	$5,471	$28	$14,017	$3,629	$—	$45,618
Charge-offs	(156)	—	(3)	—	—	—	(46)	(942)	—	(1,147)
Recoveries	12	—	31	49	—	—	341	277	—	710
Provision	403	2,274	(487)	362	(2,634)	(7)	268	435	—	614
Ending balance	$4,921	$11,228	$6,523	$2,286	$2,837	$21	$14,580	$3,399	$—	$45,795
Ending balance: individually evaluated for impairment	$1,429	$1,785	$144	$1,085	$—	$—	$1,096	$9		$5,548
Ending balance: collectively evaluated for impairment	$3,492	$9,443	$6,379	$1,201	$2,837	$21	$13,484	$3,390	$—	$40,247
Financing Receivables:
Ending balance	$2,039,099	$561,189	$814,265	$18,155	$77,164	$20,804	$803,545	$119,310		$4,453,531
Ending balance: individually evaluated for impairment	$23,089	$4,998	$1,183	$7,819	$—	$—	$11,879	$15		$48,983
Ending balance: collectively evaluated for impairment	$2,016,010	$556,191	$813,082	$10,336	$77,164	$20,804	$791,666	$119,295		$4,404,548
Three months ended March 31, 2014
Allowance for loan losses:
Beginning balance	$5,534	$5,059	$5,229	$1,817	$2,397	$19	$15,803	$2,367	$1,891	$40,116
Charge-offs	(266)	—	—	(6)	—	—	(124)	(561)	—	(957)
Recoveries	341	—	11	86	—	—	100	231	—	769
Provision	(134)	656	729	(322)	666	5	(187)	279	(697)	995
Ending balance	$5,475	$5,715	$5,969	$1,575	$3,063	$24	$15,592	$2,316	$1,194	$40,923
Ending balance: individually evaluated for impairment	$906	$1,544	$—	$1,102	$—	$—	$2,133	$—		$5,685
Ending balance: collectively evaluated for impairment	$4,569	$4,171	$5,969	$473	$3,063	$24	$13,459	$2,316	$1,194	$35,238
Financing Receivables:
Ending balance	$1,985,812	$452,303	$764,483	$15,906	$66,578	$16,474	$786,611	$108,202		$4,196,369
Ending balance: individually evaluated for impairment	$20,141	$4,558	$1,164	$10,351	$—	$—	$19,399	$18		$55,631
Ending balance: collectively evaluated for impairment	$1,965,671	$447,745	$763,319	$5,555	$66,578	$16,474	$767,212	$108,184		$4,140,738
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
The credit risk profile by internally assigned grade for loans was as follows:

	March 31, 2015			December 31, 2014
(in thousands)	Commercial real estate	Commercial construction	Commercial	Commercial real estate	Commercial construction	Commercial
Grade:
Pass	$507,993	$77,164	$739,721	$493,105	$79,312	$743,334
Special mention	5,203	—	31,863	5,209	—	16,095
Substandard	47,993	—	31,335	33,603	17,126	31,665
Doubtful	—	—	626	—	—	663
Loss	—	—	—	—	—	—
Total	$561,189	$77,164	$803,545	$531,917	$96,438	$791,757

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
March 31, 2015
Real estate:
Residential 1-4 family	$6,074	$2,718	$12,231	$21,023	$2,018,076	$2,039,099	$—
Commercial real estate	—	—	—	—	561,189	561,189	—
Home equity line of credit	1,041	807	629	2,477	811,788	814,265	—
Residential land	422	—	—	422	17,733	18,155
Commercial construction	—	—	—	—	77,164	77,164	—
Residential construction	—	—	—	—	20,804	20,804	—
Commercial	680	238	532	1,450	802,095	803,545	—
Consumer	895	270	266	1,431	117,879	119,310	—
Total loans	$9,112	$4,033	$13,658	$26,803	$4,426,728	$4,453,531	$—
December 31, 2014
Real estate:
Residential 1-4 family	$6,124	$1,732	$12,632	$20,488	$2,023,717	$2,044,205	$—
Commercial real estate	—	—	—	—	531,917	531,917	—
Home equity line of credit	1,341	501	194	2,036	816,779	818,815	—
Residential land	—	—	—	—	16,240	16,240	—
Commercial construction	—	—	—	—	96,438	96,438	—
Residential construction	—	—	—	—	18,961	18,961	—
Commercial	699	145	569	1,413	790,344	791,757	—
Consumer	829	333	403	1,565	121,091	122,656	—
Total loans	$8,993	$2,711	$13,798	$25,502	$4,415,487	$4,440,989	$—

The credit risk profile based on nonaccrual loans, accruing loans 90 days or more past due and TDR loans was as follows:

(in thousands)	March 31, 2015	December 31, 2014
Real estate:
Residential 1-4 family	$18,205	$19,253
Commercial real estate	4,998	5,112
Home equity line of credit	1,701	1,087
Residential land	717	720
Commercial construction	—	—
Residential construction	—	—
Commercial	9,018	10,053
Consumer	542	661
Total nonaccrual loans	$35,181	$36,886
Real estate:
Residential 1-4 family	$—	$—
Commercial real estate	—	—
Home equity line of credit	—	—
Residential land	—	—
Commercial construction	—	—
Residential construction	—	—
Commercial	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	$—	$—
Real estate:
Residential 1-4 family	$14,334	$13,525
Commercial real estate	—	—
Home equity line of credit	750	480
Residential land	7,102	7,130
Commercial construction	—	—
Residential construction	—	—
Commercial	2,720	2,972
Consumer	—	—
Total troubled debt restructured loans not included above	$24,906	$24,107

The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

	March 31, 2015			Three months ended March 31, 2015
(in thousands)	Recorded investment	Unpaid principal balance	Related Allowance	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$11,168	$12,460	$—	$11,552	$89
Commercial real estate	547	609	—	555	—
Home equity line of credit	339	544	—	400	1
Residential land	3,265	4,121	—	2,637	52
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	6,289	8,089	—	7,295	2
Consumer	—	—	—	—	—
	$21,608	$25,823	$—	$22,439	$144
With an allowance recorded
Real estate:
Residential 1-4 family	$11,921	$11,974	$1,429	$11,510	$126
Commercial real estate	4,451	4,511	1,785	4,482	—
Home equity line of credit	844	900	144	626	6
Residential land	4,554	4,632	1,085	5,189	83
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	5,590	7,549	1,096	4,982	50
Consumer	15	15	9	15	—
	$27,375	$29,581	$5,548	$26,804	$265
Total
Real estate:
Residential 1-4 family	$23,089	$24,434	$1,429	$23,062	$215
Commercial real estate	4,998	5,120	1,785	5,037	—
Home equity line of credit	1,183	1,444	144	1,026	7
Residential land	7,819	8,753	1,085	7,826	135
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	11,879	15,638	1,096	12,277	52
Consumer	15	15	9	15	—
	$48,983	$55,404	$5,548	$49,243	$409

	December 31, 2014			Year ended December 31, 2014
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$11,654	$12,987	$—	$9,056	$227
Commercial real estate	571	626	—	194	—
Home equity line of credit	363	606	—	402	5
Residential land	2,344	3,200	—	2,728	172
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	8,235	11,471	—	5,204	38
Consumer	—	—	—	8	—
	$23,167	$28,890	$—	$17,592	$442
With an allowance recorded
Real estate:
Residential 1-4 family	$11,327	$11,347	$951	$8,822	$419
Commercial real estate	4,541	4,541	1,845	3,415	478
Home equity line of credit	416	420	46	132	6
Residential land	5,506	5,584	1,057	6,415	484
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	4,873	5,211	760	12,089	438
Consumer	16	16	6	9	—
	$26,679	$27,119	$4,665	$30,882	$1,825
Total
Real estate:
Residential 1-4 family	$22,981	$24,334	$951	$17,878	$646
Commercial real estate	5,112	5,167	1,845	3,609	478
Home equity line of credit	779	1,026	46	534	11
Residential land	7,850	8,784	1,057	9,143	656
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	13,108	16,682	760	17,293	476
Consumer	16	16	6	17	—
	$49,846	$56,009	$4,665	$48,474	$2,267

*	Since loan was classified as impaired.

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
Loan modifications that occurred were as follows:

	Three months ended March 31, 2015
	Number of	Outstanding recorded investment		Net increase in ALL
(dollars in thousands)	contracts	Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	5	$877	$895	$47
Commercial real estate	—	—	—	—
Home equity line of credit	9	429	429	55
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	1	92	92	—
Consumer	—	—	—	—
	15	$1,398	$1,416	$102

	Three months ended March 31, 2014
	Number of	Outstanding recorded investment		Net increase in ALL
(dollars in thousands)	contracts	Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	5	$921	$935	$44
Commercial real estate	—	—	—	—
Home equity line of credit	—	—	—	—
Residential land	7	1,133	1,133	175
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	3	473	473	14
Consumer	—	—	—	—
	15	$2,527	$2,541	$233
There were no loans modified in TDRs that experienced a payment default of 90 days or more in the first quarter of 2015 and 2014, and for which the payment of default occurred within one year of the modification.
If loans modified in a TDR subsequently default, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no commitments to lend additional funds to borrowers whose loan terms have been impaired or modified in TDRs as of March 31, 2015.
Mortgage servicing rights. In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these sales, but may retain the servicing rights of the loans sold.
Mortgage servicing fees, a component of other income, net, were $0.9 million for the three months ended March 31, 2015 and 2014.

The carrying values of mortgage servicing assets were as follows:

(in thousands)	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
March 31, 2015	$28,090	$(16,084)	$(41)	$11,965
March 31, 2014	26,097	(14,138)	(202)	11,757
Changes related to mortgage servicing rights were as follows:

(in thousands)	2015	2014
Mortgage servicing rights
Balance, January 1	$11,749	$11,938
Amount capitalized	906	467
Amortization	(647)	(432)
Other-than-temporary impairment	(2)	(14)
Carrying amount before valuation allowance, March 31	12,006	11,959
Valuation allowance for mortgage servicing rights
Balance, January 1	209	251
Provision (recovery)	(166)	(35)
Other-than-temporary impairment	(2)	(14)
Balance, March 31	41	202
Net carrying value of mortgage servicing rights	$11,965	$11,757
ASB capitalizes mortgage servicing rights acquired through either the purchase or origination of mortgage loans for sale with servicing rights retained. Changes in mortgage interest rates impact the value of ASB’s mortgage servicing rights. Rising interest rates typically result in slower prepayment speeds in the loans being serviced for others, which increases the value of mortgage servicing rights, whereas declining interest rates typically result in faster prepayment speeds which decrease the value of mortgage servicing rights and increase the amortization of the mortgage servicing rights.

Key assumptions used in estimating the fair value of the bank’s mortgage servicing rights were as follows:

(dollars in thousands)	March 31, 2015	December 31, 2014
Unpaid principal balance	$1,414,990	$1,391,030
Weighted average note rate	4.06%	4.07%
Weighted average discount rate	9.6%	9.6%
Weighted average prepayment speed	10.6%	9.5%

The sensitivity analysis of fair value of MSR to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions is as follows:

(dollars in thousands)	March 31, 2015	December 31, 2014
Prepayment rate:
25 basis points adverse rate change	$(750)	$(757)
50 basis points adverse change	(1,408)	(1,524)
Discount rate:
25 basis points adverse change	(129)	(140)
50 basis points adverse rate change	(256)	(278)

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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheet	Net amount of liabilities presented in the Balance Sheet
Repurchase agreements
March 31, 2015	$212	$—	$212
December 31, 2014	191	—	191

	Gross amount not offset in the Balance Sheet
(in millions)	Net amount of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral pledged	Net amount
March 31, 2015
Financial institution	$50	$50	$—	$—
Government entities	56	56	—	—
Commercial account holders	106	106	—	—
Total	$212	$212	$—	$—

December 31, 2014
Financial institution	$50	$50	$—	$—
Government entities	56	56	—	—
Commercial account holders	85	85	—	—
Total	$191	$191	$—	$—
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	March 31, 2015		December 31, 2014
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$50,301	$835	$29,330	$390
Forward commitments	46,489	(265)	32,833	(106)

ASB’s derivative financial instruments, their fair values, and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	March 31, 2015		December 31, 2014
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$836	$1	$393	$3
Forward commitments	15	280	5	111
	$851	$281	$398	$114
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in the statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statement of Income	Three months ended March 31
(in thousands)		2015	2014
Interest rate lock commitments	Mortgage banking income	$445	$(270)
Forward commitments	Mortgage banking income	(159)	(106)
		$286	$(376)
Commitments to fund Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $12.5 million and $14.8 million at March 31, 2015 and December 31, 2014, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. As of March 31, 2015, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.
Contingencies.  In March 2011, a purported class action lawsuit was filed in the First Circuit Court of the state of Hawaii by a customer who claimed that ASB had improperly charged overdraft fees on debit card transactions. ASB filed a motion to dismiss the lawsuit on the basis that ASB’s overdraft practices are governed by federal regulations established for federal savings banks which preempt the customer’s state law claims. In July 2011, the Circuit Court denied ASB's motion without prejudice and ASB appealed that decision. ASB's appeal is pending before the Hawaii Supreme Court. However, in December 2014, through a voluntary mediation process, ASB reached a tentative settlement of the claims. The tentative settlement, which remains subject to final court approval, provides for a payment of $2.0 million into a class settlement fund, the proceeds of which will be used to refund class members and pay attorneys’ fees and administrative and other costs, in exchange for a complete release of all claims asserted against ASB. As of March 2015, the $2.0 million tentative settlement amount was fully reserved by ASB.
6 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first three months of 2015, the Company contributed $21 million ($21 million by the Utilities) to its pension and other postretirement benefit plans, compared to $15 million ($14 million by the Utilities) in the first three months of 2014. The Company’s current estimate of contributions to its pension and other postretirement benefit plans in 2015 is $86 million ($84 million by the Utilities, $2 million by HEI and nil by ASB), compared to $60 million ($59 million by the Utilities, $1 million by HEI and nil by ASB) in 2014. In addition, the Company expects to pay directly $2 million ($1 million by the Utilities) of benefits in 2015, compared to $2 million ($1 million by the Utilities) paid in 2014.
On August 8, 2014 and July 6, 2012, President Obama signed the Highway and Transportation Funding Act of 2014 (HATFA) and the Moving Ahead for Progress in the 21st Century Act (MAP-21), respectively, which included provisions related to the funding and administration of pension plans with no impact to the Company’s or the Utilities' accounting for pension benefits; therefore, the net periodic benefit costs disclosed for the plans were not affected. The Company elected to apply HATFA for 2014, which improved the plans’ Adjusted Funding Target Attainment Percentage for funding and benefit distribution purposes and thereby reduced the 2014 minimum funding requirement. HATFA caused the minimum required funding under the Employee Retirement Income Security Act of 1974, as amended (ERISA) to be less than the net periodic cost for 2014; therefore, to satisfy the requirements of the Utilities pension and OPEB tracking mechanisms, the Utilities contributed the net periodic cost in 2014 and expect to contribute the net periodic cost in 2015.
The Pension Protection Act provides that if a pension plan’s funded status falls below certain levels, more conservative assumptions must be used to value obligations under the pension plan. The HEI Retirement Plan met the threshold requirements in each of 2013 and 2014 so that the more conservative assumptions did not apply for either the 2014 or 2015 valuation of plan liabilities for purposes of calculating the minimum required contribution. Other factors could cause changes to the required contribution levels.
The components of net periodic benefit cost for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended March 31
	Pension benefits		Other benefits
(in thousands)	2015	2014	2015	2014
HEI consolidated
Service cost	$16,466	$12,127	$869	$883
Interest cost	19,139	18,001	2,235	2,160
Expected return on plan assets	(22,151)	(20,347)	(2,907)	(2,708)
Amortization of net prior service loss (gain)	1	22	(448)	(448)
Amortization of net actuarial loss (gain)	8,962	5,038	430	(3)
Net periodic benefit cost (credit)	22,417	14,841	179	(116)
Impact of PUC D&Os	(9,513)	(3,011)	98	445
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$12,904	$11,830	$277	$329
Hawaiian Electric consolidated
Service cost	$15,983	$11,697	$855	$856
Interest cost	17,516	16,436	2,159	2,079
Expected return on plan assets	(20,632)	(18,171)	(2,859)	(2,663)
Amortization of net prior service loss (gain)	10	15	(451)	(451)
Amortization of net actuarial loss	8,094	4,560	422	—
Net periodic benefit cost (credit)	20,971	14,537	126	(179)
Impact of PUC D&Os	(9,513)	(3,011)	98	445
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$11,458	$11,526	$224	$266
HEI consolidated recorded retirement benefits expense of $9 million ($8 million by the Utilities) and $8 million ($8 million by the Utilities) in the first three months of 2015 and 2014, respectively, and charged the remaining net periodic benefit cost primarily to electric utility plant.
The Utilities have implemented pension and OPEB tracking mechanisms under which all of their retirement benefit expenses (except for executive life and nonqualified pension plan expenses) determined in accordance with GAAP are recovered over time. Under the tracking mechanisms, these retirement benefit costs that are over/under amounts allowed in rates are charged/credited to a regulatory asset/liability. The regulatory asset/liability for each utility will be amortized over 5 years beginning with the issuance of the PUC’s D&O in the respective utility’s next rate case.
Defined contribution plans information.  For the first three months of 2015 and 2014, the Company’s expense for its defined contribution pension plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan was $1.4 million and $1.1 million, respectively, and cash contributions were $2.5 million and $2.8 million, respectively. For the first three months of 2015 and 2014, the Utilities’ expense for its defined contribution pension plan under the HEIRSP was $0.4 million and $0.2 million, respectively, and cash contributions were $0.4 million and $0.2 million, respectively.

7 · Share-based compensation
Under the 2010 Equity and Incentive Plan, as amended, HEI can issue shares of common stock as incentive compensation to selected employees in the form of stock options, stock appreciation rights (SARs), restricted shares, restricted stock units, performance shares and other share-based and cash-based awards. The 2010 Equity and Incentive Plan (original EIP) was amended and restated effective March 1, 2014 (EIP) and an additional 1.5 million shares was added to the shares available for issuance under these programs.
As of March 31, 2015, approximately 3.5 million shares remained available for future issuance under the terms of the EIP, (assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards), including an estimated 0.8 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of March 31, 2015, there were 169,290 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended March 31
(in millions)	2015	2014
HEI consolidated
Share-based compensation expense [1]	$1.8	$2.4
Income tax benefit	0.6	0.8
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.5	0.7
Income tax benefit	0.2	0.3

[1]	$0.04 million and $0.04 million of this share-based compensation expense was capitalized in the three months ended March 31, 2015 and 2014, respectively.

Stock awards. In the second quarter of each year, HEI grants shares to nonemployee directors of HEI, Hawaiian Electric and ASB under the 2011 Director Plan. The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI Common Stock on the grant date.
Stock appreciation rights.  As of December 31, 2014, the shares underlying SARs outstanding totaled 80,000, with a weighted-average exercise price of $26.18. As of March 31, 2015, there were no remaining SARs outstanding.
SARs activity and statistics were as follows:

	Three months ended March 31
(dollars in thousands, except prices)	2015	2014
Shares underlying SARS exercised	80,000	-
Weighted-average price of shares exercised	$26.18	-
Intrinsic value of shares exercised [1]	502	-
Tax benefit realized for the deduction of exercises	162	-
1 Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalent rights exceeds the exercise price of the right.

Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended March 31
	2015		2014
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	261,235	$25.77	288,151	$25.17
Granted	84,294	33.74	115,036	25.19
Vested	(79,219)	25.77	(71,029)	25.79
Forfeited	(4,619)	25.83	—	—
Outstanding, end of period	261,691	$28.33	332,158	$25.04
Total weighted-average grant-date fair value of shares granted ($ millions)	$2.8		$2.9

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
As of March 31, 2015, there was $6.5 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.9 years.
For the first three months of 2015 and 2014, total restricted stock units that vested and related dividends had a fair value of $3.0 million and $2.0 million, respectively, and the related tax benefits were $1.0 million and $0.7 million, respectively.
Long-term incentive plan payable in stock.  The 2013-2015 long-term incentive plan (LTIP) and 2014-2016 LTIP provide for performance awards under the original EIP of shares of HEI common stock based on the satisfaction of performance goals considered to be a market condition and service conditions. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made subject to the achievement of specified performance levels. The potential payout varies from 0% to 200% of the number of target shares depending on achievement of the goals. The LTIP performance goals for the LTIP periods include awards with a market goal based on total return to shareholders (TRS) of HEI stock as a percentile to the Edison Electric Institute Index over the applicable three-year period. In addition, the 2013-2015 LTIP and 2014-2016 LTIP have performance goals related to levels of HEI consolidated net income, HEI consolidated return on average common equity (ROACE), Hawaiian Electric consolidated net income, Hawaiian Electric consolidated ROACE and ASB net income — all based on the applicable three-year averages, and ASB return on assets relative to performance peers. The 2015-2017 LTIP provides for performance awards payable in cash, and thus, is not included in the tables below.
LTIP linked to TRS.  Information about HEI’s LTIP grants linked to TRS was as follows:

	Three months ended March 31
	2015		2014
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	257,956	$28.45	232,127	$32.88
Granted (target level)	—	—	96,793	22.95
Vested (issued or unissued and cancelled)	(75,915)	30.71	(70,189)	35.46
Forfeited	(13,264)	26.00	(488)	32.13
Outstanding, end of period	168,777	$27.63	258,243	$28.46
Total weighted-average grant-date fair value of shares granted ($ millions)	$—		$2.2

(1)	Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
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

The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TRS and the resulting fair value of LTIP awards granted:

2014
Risk-free interest rate	0.66%
Expected life in years	3
Expected volatility	17.8%
Range of expected volatility for Peer Group	12.4% to 23.3%
Grant date fair value (per share)	$22.95
 For the three months ended March 31, 2015 and 2014, there were no vested LTIP awards linked to TRS. For the three months ended March 31, 2015, all of the shares vested (which were granted at target level based on the satisfaction of TRS performance) for the 2012-2014 LTIP lapsed.
As of March 31, 2015, there was $1.6 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TRS. The cost is expected to be recognized over a weighted-average period of 1.3 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended March 31
	2015		2014
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	364,731	$26.01	296,843	$26.14
Granted (target level)	—	—	128,873	25.19
Vested (issued)	(121,249)	26.05	(65,089)	24.95
Forfeited	(13,263)	25.72	(557)	26.55
Outstanding, end of period	230,219	$26.00	360,070	$26.01
Total weighted-average grant-date fair value of shares granted (at target performance levels) ($ millions)	$—		$3.2

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the three months ended March 31, 2015 and 2014, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $4.7 million and $1.9 million and the related tax benefits were $1.8 million and $0.8 million, respectively.
As of March 31, 2015, there was $2.4 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TRS. The cost is expected to be recognized over a weighted-average period of 1.3 years.
8 · Earnings per share and shareholders’ equity
Earnings per share.  Under the two-class method of computing earnings per share (EPS), EPS was comprised as follows for both participating securities (i.e., restricted shares that became fully vested in the fourth quarter of 2014) and unrestricted common stock:

Three months ended March 31, 2014	Basic and diluted
Distributed earnings	$0.31
Undistributed earnings	0.14
$0.45
As of March 31, 2015, there were no remaining share awards that could have been potentially antidilutive. As of March 31, 2014, the antidilutive effect of SARs on 102,000 shares of HEI common stock (for which the exercise prices were greater than the closing market prices of HEI’s common stock on such dates), was not included in the computation of diluted EPS.

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
The use of an equity forward transaction substantially eliminates future equity market price risk by fixing a common equity offering sales price under the then existing market conditions, while mitigating immediate share dilution resulting from the offering by postponing the actual issuance of common stock until funds are needed in accordance with the Company’s capital investment plans. Pursuant to the terms of these transactions, a forward counterparty borrowed 7 million shares of HEI’s common stock from third parties and sold them to a group of underwriters for $26.75 per share, less an underwriting discount equal to $1.00312 per share. Under the terms of the equity forward transactions, HEI was required to issue and deliver shares of HEI common stock to the forward counterparty at the then applicable forward sale price. The forward sale price was initially determined to be $25.74688 per share at the time the equity forward transactions were entered into, and the amount of cash to be received by HEI upon physical settlement of the equity forward was subject to certain adjustments in accordance with the terms of the equity forward transactions.
The equity forward transactions had no initial fair value since they were entered into at the then market price of the common stock. HEI concluded that the equity forward transactions were equity instruments based on the accounting guidance in Accounting Standards Codification (ASC) Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging,” and that they qualified for an exception from derivative accounting under ASC Topic 815 because the forward sale transactions were indexed to its own stock. On December 19, 2013 and July 14, 2014, HEI settled 1.3 million and 1.0 million shares under the equity forward for proceeds of $32.1 million (net of the underwriting discount of $1.3 million) and $23.9 million (net of underwriting discount of $1.0 million), respectively, which funds were ultimately used to purchase Hawaiian Electric shares. On March 20, 2015, HEI settled the remaining 4.7 million shares under the equity forward for proceeds of $104.5 million (net of the underwriting discount of $4.7 million), which funds were were used to purchase Hawaiian Electric shares, for the reduction of debt and for general corporate purposes. The proceeds were recorded in equity at the time of settlement. Prior to their settlement, the shares remaining under the equity forward transactions were reflected in HEI’s diluted EPS calculations using the treasury stock method.
Accumulated other comprehensive income.  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized losses on derivatives	Retirement benefit plans	AOCI	AOCI -retirement benefit plans
Balance, December 31, 2014	$462	$(289)	$(27,551)	$(27,378)	$45
Current period other comprehensive income	3,451	59	548	4,058	22
Balance, March 31, 2015	$3,913	$(230)	$(27,003)	$(23,320)	$67

Balance, December 31, 2013	$(3,663)	$(525)	$(12,562)	$(16,750)	$608
Current period other comprehensive income	805	59	303	1,167	9
Balance, March 31, 2014	$(2,858)	$(466)	$(12,259)	$(15,583)	$617

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI
	Three months ended March 31
(in thousands)	2015	2014	Affected line item in the Statement of Income
HEI consolidated
Net realized gains on securities	$3,451	$(1,715)	Revenues-bank (net gains on sales of securities)
Derivatives qualified as cash flow hedges
Interest rate contracts (settled in 2011)	59	59	Interest expense
Retirement benefit plan items
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	5,459	2,813	See Note 6 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(4,911)	(2,510)	See Note 6 for additional details
Total reclassifications	$4,058	$(1,353)
Hawaiian Electric consolidated
Retirement benefit plan items
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$4,933	$2,519	See Note 6 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(4,911)	(2,510)	See Note 6 for additional details
Total reclassifications	$22	$9
9 · Fair value measurements
Fair value estimates are estimates of the price that would be received to sell an asset, or paid upon the transfer of a liability, in an orderly transaction between market participants at the measurement date. The fair value estimates are generally determined based on assumptions that market participants would use in pricing the asset or liability and are based on market data obtained from independent sources. However, in certain cases, the Company and the Utilities use their own assumptions about market participant assumptions based on the best information available in the circumstances. These valuations are estimates at a specific point in time, based on relevant market information, information about the financial instrument and judgments regarding future expected loss experience, economic conditions, risk characteristics of various financial instruments and other factors. These estimates do not reflect any premium or discount that could result if the Company or the Utilities were to sell its entire holdings of a particular financial instrument at one time. Because no active trading market exists for a portion of the Company’s and the Utilities’ financial instruments, fair value estimates cannot be determined with precision. Changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the estimates.  In addition, the tax ramifications related to the realization of the unrealized gains and losses could have a significant effect on fair value estimates, but have not been considered in making such estimates.
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
Other borrowings. For advances and repurchase agreements, fair value is estimated using quantitative discounted cash flow models that require the use of interest rate inputs that are currently offered for advances and repurchase agreements of similar remaining maturities. The majority of market inputs are actively quoted and can be validated through external sources.
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

		Estimated fair value
	Carrying amount	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2015
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment securities	590,648	—	590,648	—	590,648
Stock in Federal Home Loan Bank of Seattle	63,711	—	63,711	—	63,711
Loans receivable, net	4,411,410	—	—	4,616,814	4,616,814
Derivative assets	851	—	851	—	851
Financial liabilities
Deposit liabilities	4,751,328	—	4,752,331	—	4,752,331
Short-term borrowings—other than bank	30,500	—	30,500	—	30,500
The Utilities’ short-term borrowings (included in amount above)	30,000	—	30,000	—	30,000
Other bank borrowings	312,094	—	320,329	—	320,329
Long-term debt, net—other than bank	1,506,546	—	1,645,545	—	1,645,545
The Utilities’ long-term debt, net (included in amount above)	1,206,546	—	1,336,267	—	1,336,267
Derivative liabilities	281	249	32	—	281
December 31, 2014
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment securities	550,394	—	550,394	—	550,394
Stock in Federal Home Loan Bank of Seattle	69,302	—	69,302	—	69,302
Loans receivable, net	4,397,457	—	—	4,578,822	4,578,822
Derivative assets	398	—	398	—	398
Financial liabilities
Deposit liabilities	4,623,415	—	4,623,773	—	4,623,773
Short-term borrowings—other than bank	118,972	—	118,972	—	118,972
Other bank borrowings	290,656	—	298,837	—	298,837
Long-term debt, net—other than bank	1,506,546	—	1,622,736	—	1,622,736
The Utilities’ long-term debt, net (included in amount above)	1,206,546	—	1,313,893	—	1,313,893
Derivative liabilities	114	71	43	—	114
As of March 31, 2015 and December 31, 2014, loans serviced by ASB for others had notional amounts of $1.5 billion and $1.4 billion, and the estimated fair value of the mortgage servicing rights for such loans was $14.6 million and $14.5 million, respectively.

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2015			December 31, 2014
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds (“other” segment)	$—	$10	$—	$—	$10	$—
Available-for-sale investment securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$450,421	$—	$—	$430,834	$—
U.S. Treasury and federal agency obligations	—	140,227	—	—	119,560	—
	$—	$590,648	$—	$—	$550,394	$—
Derivative assets [1]
Interest rate lock commitments	$—	$836	$—	$—	$393	$—
Forward commitments	—	15	—	—	5	—
	$—	$851	$—	$—	$398	$—
Derivative liabilities [1]
Interest rate lock commitments	$—	$1	$—	$—	$3	$—
Forward commitments	249	31	—	71	40	—
	$249	$32	$—	$71	$43	$—
1  Derivatives are carried at fair value with changes in value reflected in the balance sheet in other assets or other liabilities and included in mortgage banking income.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the quarter ended March 31, 2015.
 Fair value measurements on a nonrecurring basis.  Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. Assets measured at fair value on a nonrecurring basis were as follows:

		Fair value measurements
(in thousands)	Balance	Level 1	Level 2	Level 3
March 31, 2015
Loans	$2,494	$—	$—	$2,494
Real estate acquired in settlement of loans	665	—	—	665
December 31, 2014
Loans	2,445	—	—	2,445
Real estate acquired in settlement of loans	288	—	—	288
 At March 31, 2015 and 2014, there were no adjustments to fair value for ASB’s loans held for sale.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value [1]
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
March 31, 2015
Residential loans	$2,377	Fair value of property or collateral	Appraised value less 7% selling costs	39-99%	78%
Home equity lines of credit	3	Fair value of property or collateral	Appraised value less 7% selling costs		7%
Commercial loans	114	Fair value of property or collateral	Fair value of business assets		88%
Total loans	$2,494
Real estate acquired in settlement of loans	$665	Fair value of property or collateral	Appraised value less 7% selling costs	100%	100%
December 31, 2014
Residential loans	$2,297	Fair value of property or collateral	Appraised value less 7% selling costs	39-99%	83%
Home equity lines of credit	3	Fair value of property or collateral	Appraised value less 7% selling costs		7%
Commercial loans	145	Fair value of property or collateral	Fair value of business assets		91%
Total loans	$2,445
Real estate acquired in settlement of loans	$288	Fair value of property or collateral	Appraised value less 7% selling cost	100%	100%
 1 Represent percent of outstanding principal balance.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

10 · Cash flows

Three months ended March 31	2015	2014
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates	$21	$20
Income taxes paid	1	1
Income taxes refunded	47	19
Hawaiian Electric consolidated
Interest paid to non-affiliates	13	13
Income taxes refunded	6	8
Supplemental disclosures of noncash activities
HEI consolidated
Increases in common stock related to director and officer compensatory plans	2	1
Real estate acquired in settlement of loans	—	1
Real estate transferred from property, plant and equipment to other assets held-for-sale	5	—
Obligations to fund low income housing investments	—	10
HEI consolidated and Hawaiian Electric consolidated
Additions to electric utility property, plant and equipment - unpaid invoices and other	24	9

11 · Recent accounting pronouncements
Investments in Qualified Affordable Housing Projects. In January 2014, the FASB issued ASU No. 2014-01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects,” which permits entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met and investment amortization, net of tax credits, may be recognized in the income statement as a component of income taxes attributable to continuing operations. The amendments also require additional disclosures.
The Company retrospectively adopted ASU No. 2014-01 in the first quarter of 2015. For prior periods, pursuant to ASU No. 2014-01, (a) amortization expense related to ASB’s qualifying investments in low income housing tax credits was reclassified from noninterest expense to income taxes; and (b) additional amortization, net of associated tax benefits was recognized in income taxes as a result of the adoption. The cumulative effect to retained earnings as of January 1, 2014 of adopting this guidance was a reduction of $0.7 million. Amounts in the financial statements as of December 31, 2014 and 2013 and for the three months ended March 31, 2014, have been updated to reflect the retrospective application.
For the quarter ended March 31, 2015, ASB recognized $1.3 million of amortization, $1.4 million of tax credits and $0.5 million of other tax benefits associated with the low income housing tax credits within income taxes.
The table below summarizes the impact to prior period financial statements of the adoption of ASU No. 2014-01:

	HEI Consolidated			ASB
(in thousands)	As previously filed	Adjustment from adoption of ASU No. 2014-01	As currently reported	As previously filed	Adjustment from adoption of ASU No. 2014-01	As currently reported

HEI Consolidated Income Statement/ASB Statement of Income Data
Three months ended March 31, 2014
Bank expenses/Noninterest expense	$41,996	$(908)	$41,088	$38,370	$(908)	$37,462
Bank operating income/Income before income taxes	$21,623	$908	$22,531	$21,624	$908	$22,532
Income taxes	$24,673	$1,048	$25,721	$7,085	$1,048	$8,133
Net income for common stock/Net income	$45,927	$(140)	$45,787	$14,539	$(140)	$14,399
HEI Consolidated Balance Sheet/ASB Balance Sheet Data
December 31, 2014
Other assets	$541,542	$981	$542,523	$304,435	$981	$305,416
Total assets and Total liabilities and shareholders’ equity	$11,184,161	$981	$11,185,142	$5,565,241	$981	$5,566,222
Deferred income taxes/Other liabilities	$631,734	$1,836	$633,570	$116,527	$1,836	$118,363
Total liabilities	$9,358,440	$1,836	$9,360,276	$5,030,598	$1,836	$5,032,434
Retained earnings	$297,509	$(855)	$296,654	$212,789	$(855)	$211,934
Total shareholders’ equity	$1,791,428	$(855)	$1,790,573	$534,643	$(855)	$533,788
HEI Consolidated Statement of Changes in Stockholders’ Equity
December 31, 2013
Retained earnings	$255,694	$(664)	$255,030
Total shareholders’ equity	$1,727,070	$(664)	$1,726,406
Reclassification of loans upon foreclosure. In January 2014, the FASB issued ASU No. 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” which clarifies when an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer loan. A creditor is considered to have received physical possession of residential real estate property collateralizing a consumer loan upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through a deed in lieu of foreclosure or through a similar legal agreement. The amendment also requires additional disclosures.
The Company adopted ASU No. 2014-04 in the first quarter of 2015 and the adoption did not have a material impact on the Company’s results of operations, financial condition or liquidity.
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
The Company adopted ASU No. 2014-11 in the first quarter of 2015 and the adoption did not have a material impact on the Company’s results of operations, financial condition or liquidity.
Debt issuance costs. In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.
The Company plans to retrospectively adopt ASU No. 2015-03 in the first quarter 2016 and does not expect the adoption to have a material impact on the Company’s results of operations, financial condition or liquidity.
12 · Credit agreements and long-term debt
Credit agreements.
HEI. On April 2, 2014, HEI and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (HEI Facility). The HEI Facility increased HEI’s line of credit to $150 million from $125 million, extended the term of the facility to April 2, 2019, and provided improved pricing compared to HEI’s prior facility. Under the HEI Facility, draws would generally bear interest, based on HEI’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 137.5 basis points and annual fees on undrawn commitments of 20 basis points. The HEI Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the HEI Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. In addition, the HEI Consolidated Net Worth covenant, as defined in the original facility, was removed from the HEI Facility, leaving only one financial covenant (relating to HEI’s ratio of funded debt to total capitalization, each on a non-consolidated basis). Under the credit agreement, it is an event of default if HEI fails to maintain an unconsolidated “Capitalization Ratio” (funded debt) of 50% or less (actual ratio of 14% as of March 31, 2015, as calculated under the agreement) or if HEI no longer owns Hawaiian Electric. The HEI Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with covenants (such as covenants preventing HEI’s subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HEI).
The facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay HEI’s short-term and long-term indebtedness, to make investments in or loans to subsidiaries and for HEI’s working capital and general corporate purposes.

Hawaiian Electric. On April 2, 2014, Hawaiian Electric and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (Hawaiian Electric Facility). The Hawaiian Electric Facility increased Hawaiian Electric’s line of credit to $200 million from $175 million. In January 2015, the PUC approved Hawaiian Electric’s request to extend the term of the credit facility to April 2, 2019. The Hawaiian Electric Facility provided improved pricing compared to its prior facility. Under the Hawaiian Electric Facility, draws would generally bear interest, based on Hawaiian Electric’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 125 basis points and annual fees on undrawn commitments of 17.5 basis points. The Hawaiian Electric Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the Hawaiian Electric Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. The Hawaiian Electric Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with several covenants (such as covenants preventing its subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, Hawaiian Electric, and restricting its ability as well as the ability of any of its subsidiaries to guarantee additional indebtedness of the subsidiaries if such additional debt would cause the subsidiary’s “Consolidated Subsidiary Funded Debt to Capitalization Ratio” to exceed 65% (ratio of 41% for Hawaii Electric Light and 42% for Maui Electric as of March 31, 2015, as calculated under the agreement)). In addition to customary defaults, Hawaiian Electric’s failure to maintain its financial ratios, as defined in its credit agreement, or meet other requirements may result in an event of default. For example, under the credit agreement, it is an event of default if Hawaiian Electric fails to maintain a “Consolidated Capitalization Ratio” (equity) of at least 35% (ratio of 57% as of March 31, 2015, as calculated under the credit agreement), or if Hawaiian Electric is no longer owned by HEI. Under the proposed Merger Agreement, Hawaiian Electric will become a wholly-owned subsidiary of NextEra. The terms of the Hawaiian Electric Facility are such that the proposed Merger would constitute a “Change in Control.” Hawaiian Electric has requested, and the financial institutions providing the Hawaiian Electric Facility have consented and agreed, that the proposed Merger shall not constitute a “Change in Control,” as defined in the credit agreement, provided that (i) the Merger is consummated and (ii) Hawaiian Electric becomes and remains a wholly-owned subsidiary of NextEra.
The credit facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay Hawaiian Electric’s short-term indebtedness, to make loans to subsidiaries and for Hawaiian Electric’s capital expenditures, working capital and general corporate purposes.
Changes in long-term debt.
May 2014 loan.  On May 2, 2014, HEI entered into a loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., Royal Bank of Canada and U.S. Bank, National Association, which agreement includes substantially the same financial covenant and customary conditions as the HEI credit agreement described above. On May 2, 2014, HEI drew a $125 million Eurodollar term loan for a term of two years and at a resetting interest rate ranging from 1.12% to 1.15% through March 31, 2015. The proceeds from the term loan were used to pay off $100 million of 6.51% medium term notes at maturity on May 5, 2014, pay down maturing commercial paper and for general corporate purposes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2014 Form 10-K and should be read in conjunction with such discussion and the 2014 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2014 Form 10-K, as well as the quarterly (as of and for the three months ended March 31, 2015) financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
RESULTS OF OPERATIONS

(in thousands, except per	Three months ended March 31%
share amounts)	2015	2014	change	Primary reason(s)*
Revenues	$637,862	$783,749	(19)	Decrease for the electric utility segment, partly offset by increase for the bank segment
Operating income	69,506	89,214	(22)	Decrease for the electric utility and the bank segments and higher losses for the “other” segment
Net income for common stock	31,866	45,787	(30)	Lower net income for the electric utility and the bank segments and higher net loss for the “other” segment
Basic earnings per common share	$0.31	$0.45	(31)	Lower net income and the impact of higher weighted average shares outstanding
Weighted-average number of common shares outstanding	103,281	101,382	2	Issuances of shares under the equity forward transaction, HEI Dividend Reinvestment and Stock Purchase Plan and other plans
*                 Also, see segment discussions which follow.

Notes:  The Company’s effective tax rates (combined federal and state income tax rates) for the first three months of 2015 and 2014 were 38% and 36%, respectively. The effective tax rate was higher for the three months ended March 31, 2015 compared to the same period in 2014 due primarily to nondeductible merger-related expenses and the adoption of ASU No. 2014-01, which changed the presentation of the benefits of low income housing credits.
HEI’s consolidated ROACE was 8.5% for the twelve months ended March 31, 2015 and 10.4% for the twelve months ended March 31, 2014.
Dividends.  The payout ratios for the first three months of 2015 and full year 2014 were 100% and 75%, respectively. HEI currently expects to maintain the dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation, including but not limited to the Company’s results of operations, the long-term prospects for the Company, and current and expected future economic conditions. See Note 2 of the Consolidated Financial Statements for a discussion of a special dividend of $0.50 per share contemplated in the Merger Agreement.
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
Hawaii’s tourism industry, a significant driver of Hawaii’s economy, ended the first two months of 2015 with lower visitor expenditures and relatively flat arrivals as compared to the same period a year ago. Visitor expenditures decreased 3.3% and arrivals increased 0.8% compared to the first two months of 2014. The Hawaii Tourism Authority expects scheduled nonstop seats to Hawaii for the second quarter of 2015 to increase by 9.0% over the second quarter of 2014 driven by an expected 13.3% increase in domestic seats.
Hawaii’s unemployment rate was relatively stable at 4.1% in March 2015, lower than the state’s 4.6% rate in March 2014 and the March 2015 national unemployment rate of 5.5%.
Hawaii real estate activity, as indicated by the home resale market, experienced growth in median sales prices in the first quarter of 2015. Median sales prices for single family residential homes and condominiums on Oahu increased 3.2% and 5.4%, respectively, over the first quarter of 2014. However, the number of closed sales was down slightly in the first quarter of 2015.

Closed sales for single family residential homes were down 4.0% and condominiums were down 1.4% compared to the first quarter of 2014.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. In 2014, prices of all petroleum fuels plateaued during the first three quarters of the year before falling strongly over the course of 2014’s final quarter and continued to trend downward through the first quarter of 2015.
At its April 2015 meeting, the Federal Open Market Committee (FOMC) held the federal funds rate target at 0% to 0.25% and does not anticipate raising the target range until it has seen further improvement in the labor market and is reasonably confident that inflation will move back to 2% over the medium term.
Overall, Hawaii is expected to see a continuation of 2014’s moderate expansion. Tourism gains will be marginal, with most of the growth coming from the neighbor islands. Construction remains mixed, but activity is expected to ramp up in 2015 as planned and permitted Kakaako condominium building intensifies. The biggest risk to local economic growth continues to be the possibility of a substantial cut in active duty military in Hawaii.
Recent tax developments. The Tax Increase Prevention Act of 2014 provided an extension of 50% bonus depreciation through December 31, 2014, increasing the Company's 2014 federal tax depreciation by an estimated $162 million, primarily attributable to the Utilities. Previously, the American Taxpayer Relief Act of 2012 provided 50% bonus depreciation through December 31, 2013, resulting in an increase in 2013 federal tax depreciation of $160 million, primarily attributable to the Utilities. Under current tax law, there is no provision for bonus depreciation in 2015 and future years.
Also, see “Recent tax developments” in Note 4 and Hawaiian Electric’s consolidated income taxes refunded in Note 10 of the Consolidated Financial Statements.
Retirement benefits.  For the first three months of 2015, the Company’s defined benefit pension and other postretirement benefit plans’ assets generated a return, net of investment management fees, of 2.5%. The market value of these assets as of March 31, 2015 and December 31, 2014 was $1.5 billion (including $1.3 billion for the Utilities) and $1.4 billion (including $1.3 billion for the Utilities), respectively.
The Company estimates that the cash funding for its defined benefit pension and other postretirement benefit plans in 2015 will be $86 million ($84 million by the Utilities, $2 million by HEI and nil by ASB), which is expected to fully satisfy the minimum contribution requirements, including requirements of the Utilities’ pension and OPEB tracking mechanisms and the plans’ funding policies.
Commitments and contingencies.  See Note 4, “Electric utility segment” and Note 5, “Bank segment,” of the Consolidated Financial Statements.
Recent accounting pronouncements.  See Note 11, “Recent accounting pronouncements,” of the Consolidated Financial Statements.
“Other” segment.

	Three months ended March 31
(in thousands)	2015	2014	Primary reason(s)
Revenues	$72	$68
Operating loss	(8,761)	(3,983)	Higher administrative and general expenses, primarily due to higher merger-related expenses ($4.4 milllion), and charitable foundation contribution
Net loss	(8,483)	(4,032)	Higher operating loss and lower tax benefits (partly due to non-deductibility of certain merger-related expenses), partly offset by lower interest expense
The “other” business segment includes results of the stand-alone corporate operations of HEI and ASB Hawaii, Inc. (ASBH), both holding companies; HEI Properties, Inc., a company holding passive, venture capital investments; and The Old Oahu Tug Service, Inc., a maritime freight transportation company that ceased operations in 1999; as well as eliminations of intercompany transactions.

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
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	March 31, 2015		December 31, 2014
Short-term borrowings—other than bank	$30	1%	$119	3%
Long-term debt, net—other than bank	1,507	43	1,507	44
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,898	55	1,791	52
	$3,469	100%	$3,451	100%
HEI’s short-term borrowings and HEI’s line of credit facility were as follows:

	Average balance	Balance
(in millions)	Three months ended March 31, 2015	March 31, 2015	December 31, 2014
Short-term borrowings [1]
Commercial paper	$102	$1	$119
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility		150	150

1   This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s external short-term borrowings during the first three months of 2015 was $134 million. At April 30, 2015, HEI had no commercial paper outstanding and its line of credit facility was undrawn.
HEI has a line of credit facility, as amended and restated on April 2, 2014, of $150 million. See Note 12 of the Consolidated Financial Statements.
The Company raised $3 million through the issuance of approximately 0.1 million shares of common stock under the DRIP, the HEIRSP and ASB 401(k) Plan from January 1 through March 5, 2014. As of March 6, 2014, HEI began satisfying the share purchase requirements of the DRIP, HEIRSP and ASB 401(k) Plan through open market purchases of its common stock rather than through new issuances.
In March 2013, HEI entered into equity forward transactions in which a forward counterparty borrowed 7 million shares of HEI’s common stock from third parties and such borrowed shares were sold pursuant to an HEI registered public offering. See Note 8 of the Consolidated Financial Statements. In March 2015, HEI issued 4.7 million shares under the equity forward for proceeds of $104.5 million.
On May 2, 2014, HEI closed a two-year term loan from three banks for $125 million. See Note 12 of the Consolidated Financial Statements for a brief description of the loan agreement and the application of the proceeds of the loan.
In December 2014, HEI filed an omnibus registration statement to register an indeterminate amount of debt and equity securities.
For the first three months of 2015, net cash provided by operating activities of HEI consolidated was $77 million. Net cash used by investing activities for the same period was $88 million, due to Hawaiian Electric’s consolidated capital expenditures, purchases of ASB’s investment securities, a net increase in ASB’s loans held for investment, partly offset by ASB’s repayments of investment securities and redemption of stock from the FHLB of Seattle, and Hawaiian Electric’s contributions in aid of construction. Net cash provided by financing activities during this period was $128 million as a result of several factors, including proceeds from the issuance of shares under the equity forward, net increases in ASB’s deposit liabilities and retail repurchase agreements, partly offset by net decreases in short-term borrowings and the payment of common stock dividends. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition—Liquidity and capital resources” sections below.) During the first three months of 2015, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $23 million and $8 million, respectively.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
The Company’s results of operations and financial condition can be affected by numerous factors, many of which are beyond the Company’s control and could cause future results of operations to differ materially from historical results. For information about certain of these factors, see pages 47 to 48, 62 to 64, and 74 to 76 of HEI’s MD&A included in Part II, Item 7 of HEI’s 2014 Form 10-K.
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
For information about these material estimates and critical accounting policies, see pages 48 to 49, 64 to 65, and 76 to 79 of HEI’s MD&A included in Part II, Item 7 of HEI’s 2014 Form 10-K.
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
After launching a smart grid customer engagement plan during the second quarter of 2014. Hawaiian Electric replaced approximately 5,200 residential and commercial meters with smart meters, 160 direct load control switches, fault circuit indicators and remote controlled switches in selected areas across Oahu as part of the Smart Grid Initial Phase implementation. Also under the Initial Phase a grid efficiency measure called Volt/Var Optimization (or Conservation Voltage

Reduction) was turned on, customer energy portals were launched and are available for customer use and a PrePay Application was launched. The Initial Phase implementation will be completed by the end of 2015. The smart grid provides benefits such as customer tools to manage their electric bills, potentially shortening outages and enabling the Utilities to integrate more low-cost renewable energy, like wind and solar, which will reduce Hawaii’s dependence on imported oil. The Utilities are planning to seek approval from the PUC in 2015 to commit funds for an expansion of the smart grid project, including at Hawaii Electric Light and Maui Electric.
Decoupling. In 2010, the PUC issued an order approving decoupling, which was implemented by the Utilities in 2011 and 2012. The decoupling model implemented delinks revenues from sales and includes annual rate adjustments for certain O&M expenses and rate base changes. On May 31, 2013, as provided for in its original order issued in 2010 approving decoupling, the PUC opened an investigative docket to review whether the decoupling mechanisms are functioning as intended, are fair to the Utilities and their ratepayers, and are in the public interest. On March 31, 2015, the PUC issued an Order to make certain modifications to the decoupling mechanism. See "Decoupling" in Note 4 of the Consolidated Financial Statements for a discussion on changes to the RAM mechanism. Under decoupling, as modified by the PUC, the most significant drivers for improving earnings are:
•completing major capital projects within PUC approved amounts and on schedule;
•managing O&M expense and capital additions relative to authorized RAM adjustments; and
•regulatory outcomes that cover O&M requirements and rate base items not recovered in the RAMs.
Actual and PUC-allowed (as of March 31, 2015) returns were as follows:

%	Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended March 31, 2015	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.23	6.00	7.52	8.03	6.18	8.87	8.94	6.28	9.48
PUC-allowed returns	8.11	8.31	7.34	10.00	10.00	9.00	10.00	10.00	9.00
Difference	(0.88)	(2.31)	0.18	(1.97)	(3.82)	(0.13)	(1.06)	(3.72)	0.48
*       Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**     Recorded net income divided by average common equity.
***   ROACE adjusted to remove items not included by the PUC in establishing rates, such as incentive compensation and certain advertising.
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
•plant additions not recoverable through the RAM or other mechanism outside of the RAM cap, the modifications to the rate base RAM and RBA interest rate per the PUC's February 2014 decision on decoupling (as discussed in Note 4 of the Consolidated Financial Statements), and
•the PUC’s consistent exclusion of certain expenses from rates.
The structural gap in 2015 to 2017 is expected to be 100 to 120 basis points. Factors which impact the range of the structural gap include the actual sales impacting the size of the RBA regulatory asset, the actual level of plant additions in any given year relative to the amount recoverable under the RAM cap, and the timing, nature, and size of any general rate case. Between rate cases, items not covered by the annual RAMs could also have a negative impact on the actual ROACEs achieved by the Utilities. Items not likely to be covered by the annual RAMs include the changes in rate base for the regulatory asset for pension contributions in excess of the pension amount in rates, investments in software projects, changes in fuel inventory and O&M and capital additions in excess of indexed escalations. The specific magnitude of the impact will depend on various factors, including changes in the required annual pension contribution, the size of software projects, changes in fuel prices and management’s ability to manage costs within the current mechanisms.
As part of decoupling, the Utilities also track their rate-making ROACEs as calculated under the earnings sharing mechanism, which includes only items considered in establishing rates. At year-end, each utility's rate-making ROACE is compared against its ROACE allowed by the PUC to determine whether earnings sharing has been triggered. Annual earnings of a utility over and above the ROACE allowed by the PUC are shared between the utility and its ratepayers on a tiered basis. For 2014, the earnings sharing mechanism was triggered for Maui Electric, and Maui Electric will credit $0.5 million to its customers for their portion of the earnings sharing. Earnings sharing credits are included in the annual decoupling filing for the following year.
Annual decoupling filings.  See “Decoupling” in Note 4 of the Consolidated Financial Statements for a discussion of the 2015 annual decoupling filings.
Results.

Three months ended March 31		Increase
2015	2014	(decrease)		(dollars in millions, except per barrel amounts)
$573	$720	$(147)		Revenues. Decrease largely due to:
			$(95)	lower fuel prices
			(35)	lower purchased power costs
			(28)	lower KWH generated
177	286	(109)		Fuel oil expense. Decrease largely due to lower fuel cost and lower KWH generated
136	165	(29)		Purchased power expense. Decrease due to lower purchased power energy prices partially offset by higher KWH purchased
104	89	15		Operation and maintenance expenses. Increase due to:
			5	higher transmission, distribution and generation maintenance costs
			2	higher overhaul costs in the first quarter of 2015 compared to the prior year quarter that included no major overhauls
			2	higher bad debt reserves for one customer account
			1	higher consulting costs for our energy transformation plans
			1	accrued costs for damage to combined heat and power generating unit
			1	higher employee benefit costs
99	110	(11)		Other expenses. Decrease in revenue taxes due to lower revenues offset by higher depreciation expense for plant investments
58	71	(13)		Operating income. Decrease due to an increase in operation and maintenance expenses
27	35	(8)		Net income for common stock. Decrease due to lower operating income

2,044	2,126	(82)		Kilowatthour sales (millions)
66.5	67.1	(0.6)		Wet-bulb temperature (Oahu average; degrees Fahrenheit)
795	828	(33)		Cooling degree days (Oahu)
$86.60	$131.15	$(44.55)		Average fuel oil cost per barrel
456,171	452,626	3,545		Customer accounts (end of period)
Note:  The electric utilities had effective tax rates for the first three months of 2015 and 2014 of 37% and 37%, respectively.
Hawaiian Electric’s consolidated ROACE was 7.8% for the twelve months ended March 31, 2015 and 8.7% for the twelve months ended March 31, 2014.
The Utilities’ consolidated kilowatthour (KWH) sales have declined each year since 2007. Based on expectations of additional customer renewable self-generation and energy-efficiency installations, the Utilities’ 2015 KWH sales are expected to further decline below 2014 levels.
Other operation and maintenance expenses (excluding expenses covered by surcharges or by third parties) for 2015 are projected to increase 2% as compared to 2014 as the Utilities execute on strategies which are not currently recovered in rates such as the costs associated with the clean energy transformation.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of March 31, 2015 amounted to $3.9 billion, of which approximately 27% related to production PPE, 64% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 3% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission. See “Adequacy of supply” below.
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
On January 28, 2013, the Utilities and the Consumer Advocate entered into the 2013 Agreement to, among other things, write-off $40 million of CIS Project costs in lieu of conducting the regulatory audits of the CIP CT-1 and the CIS projects, with the remaining recoverable costs for the projects of $52 million to be included in rate base as of December 31, 2012. The parties agreed that Hawaii Electric Light would withdraw its 2013 test year rate case and not file a rate case until its next turn in the rate case cycle, for a 2016 test year, and Hawaiian Electric would delay the filing of its scheduled 2014 test year rate case to no earlier than January 2, 2014. The parties also agreed that, starting in 2014, Hawaiian Electric will be allowed to record RAM revenues starting on January 1 (instead of the prior start date of June 1) for the years 2014, 2015 and 2016. This resulted in additional revenues of $5 million and $7 million for the first quarters of 2015 and 2014, respectively.
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
Hawaiian Electric further explained that the abbreviated filing satisfies the obligation to file a general rate case under the three-year cycle established by the PUC in the decoupling final D&O. If the PUC determines that additional materials are required, Hawaiian Electric stated it will work with the Consumer Advocate on a schedule to submit additional information as needed. Hawaiian Electric asked for an expedited decision on this filing and stated that if the PUC decides that such a ruling is not in order, Hawaiian Electric reserves the right to supplement the abbreviated filing with additional material to support the increase in revenue requirements forgone by this filing—calculated to be $56 million over revenues at current effective rates. Hawaiian Electric’s revenue at current effective rates includes: (1) the revenue from Hawaiian Electric’s base rates, including the revenue from the energy cost adjustment clause and the purchased power adjustment clause, (2) the revenue that would be included in the decoupling RBA in 2014 based on 2014 test year forecasted sales, and (3) the revenue from the 2014 RAM implemented in connection with the decoupling mechanism.
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
Maui Electric 2015 test year rate case.  On October 17, 2014, Maui Electric filed its notice of intent to file a general rate case application by the end of 2014, utilizing a 2015 calendar test year. The rate case filing is required to satisfy the obligation to file a general rate case under the three-year cycle established by the PUC in the decoupling final D&O. On December 30, 2014, Maui Electric filed its abbreviated 2015 test year rate case filing. In recognition that its customers have been enduring a high bill environment, Maui Electric proposed no change to its base rates, thereby foregoing the opportunity to seek a general rate increase. If Maui Electric were to seek an increase in base rates, its requested increase in revenue, based on its revenue requirement for a normalized 2015 test year, would have been $11.6 million, or 2.8%, over revenues at current effective rates with estimated 2015 RAM revenues. The normalized 2015 test year revenue requirement is based on an estimated cost of common equity of 10.75%. Management cannot predict any actions by the PUC as a result of this filing.
Integrated resource planning and April 2014 regulatory orders. See “April 2014 regulatory orders” in Note 4 to the Consolidated Financial Statements.
Renewable energy strategy.  The Utilities’ policy is to support efforts to increase renewable energy in Hawaii. The Utilities believe their actions will help stabilize customer bills as they become less dependent on costly and price-volatile fossil fuel. The Utilities’ renewable energy strategy will also allow them to meet Hawaii’s RPS law, which requires electric utilities to meet an RPS of 10%, 15%, 25% and 40% by December 31, 2010, 2015, 2020 and 2030, respectively. The Utilities met the 10% RPS for 2010 with a consolidated RPS of 20.7%, including savings from energy efficiency programs and solar water heating (or 9.5% without DSM energy savings). Energy savings resulting from DSM energy efficiency programs and solar water heating will not count toward the RPS after 2014. For 2014, the Utilities achieved an RPS without DSM energy savings of an estimated 21%, primarily through a comprehensive portfolio of renewable energy PPAs, net energy metering programs and biofuels. The Utilities have been successful in adding significant amounts of renewable energy resources to their electric systems. The Utilities are on track to exceed their 2015 RPS goal, and lead the nation in terms of the amount of photovoltaic (PV) systems installed by its customers.
As more generating resources, whether utility scale or distributed generation, are added to the Utilities’ electric systems and as customers reduce their energy usage, the ability to accommodate additional generating resources and to accept energy from existing resources is becoming more challenging. As a result, there is a growing risk that energy production from generating resources may need to be curtailed and the interconnection of additional resources will need to be closely evaluated. Also, under the state’s renewable energy strategy, there has been exponential growth in recent years in variable generation (e.g. solar and wind) on Hawaii’s island grids. Much of this variable generation is in the form of distributed generators interconnected at distribution circuits that cannot be directly controlled by system operators. As a consequence, grid resiliency in response to events that cause significant frequency and/or voltage excursions has weakened, and the prospects for larger and more frequent service outages have increased. The Utilities have been progressively making changes in their operating practices, are making investments in grid modernization technologies, and are working with the solar industry to mitigate these risks and continue the integration of  more renewable energy.
Developments in the Utilities’ efforts to implement their renewable energy strategy include the following:

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

•
In August 2012, the battery facility at a 30-MW Kahuku wind farm experienced a fire. After the interconnection infrastructure was rebuilt and voltage regulation equipment was installed, the facility came up to full output in January 2014 to perform control system acceptance testing, and energy is being purchased at a base rate until PUC approval of an amendment to the PPA. An application for PUC approval of an amendment to the PPA was filed in April 2014.

•
In August 2012, the PUC approved a waiver from the competitive bidding framework to allow Hawaiian Electric to negotiate with the U.S. Army for construction of a 50-MW utility-owned and operated firm, renewable and dispatchable generation facility at Schofield Barracks on the island of Oahu and expected to be placed in service in 2017. In May 2014, Hawaiian Electric filed an application with the PUC to allow expenditures of $170 million for execution of the project, which is expected to be placed in service by the end of 2017.

•	In September 2012, Hawaiian Electric began purchasing test wind energy from the 69-MW Kawailoa Wind, LLC facility. The wind farm was placed into full commercial operation in November 2012.

•	In December 2012, the PUC approved a 3-year biodiesel supply contract with Pacific Biodiesel to supply 250,000 to 1 million gallons of biodiesel beginning in 2013.

•	In December 2012, the 21-MW Auwahi Wind Energy LLC facility was placed into commercial operation, selling power to Maui Electric under a 20-year contract.

•	In December 2012, the 5-MW Kalaeloa Solar Two, LLC PV facility was placed into commercial operation, selling power to Hawaiian Electric under a 20-year contract.

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

•
In March 2015, Hawaiian Electric requested PUC approval of a 2-year biodiesel supply contract with Pacific Biodiesel Technologies, LLC to supply 2 million to 3 million gallons of biodiesel at CIP CT-1 and the Honolulu International Airport Emergency Power Facility beginning in November 2015 when existing contracts are set to expire.

•
The Utilities began accepting energy from feed-in tariff projects in 2011. As of March 31, 2015, there were 12 MW, 1 MW and 3 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

•
As of March 31, 2015, there were approximately 222 MW, 49 MW and 52 MW of installed net energy metering capacity from renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively. The amount of net energy metering capacity installed in the first three months of 2015 was about 32% lower than the amount installed in the first three months of 2014, principally due to higher circuit saturations (resulting in the need for further technical reviews and potential equipment modification and/or upgrades).

Other regulatory matters.  In addition to the items below, also see Note 4 of the Consolidated Financial Statements.
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
Maui Electric. In January 2015, Maui Electric filed its 2015 AOS letter, which indicated that Maui Electric’s generation capacity through 2018 is sufficient to meet the forecasted demands on the islands of Maui, Lanai, and Molokai. Maui Electric anticipates needing additional firm capacity on Maui in the 2019 timeframe. In February 2014, Maui Electric deactivated two fossil fuel generating units at its Kahului Power Plant. The two deactivated units at Kahului Power Plant were reactivated in the first quarter of 2015 on 4 days due to shortfalls of generation. Maui Electric anticipates the retirement of all generating units at the Kahului Power Plant in the 2019 timeframe. Maui Electric plans to issue one or more RFPs for energy storage, demand response and firm generating capacity, and to make system improvements needed to ensure reliability and voltage support in this timeframe.
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
Commitments and contingencies.  See Note 4 of the Consolidated Financial Statements.
Recent accounting pronouncements.  See Note 11, “Recent accounting pronouncements,” of the Consolidated Financial Statements.
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

                       Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	March 31, 2015		December 31, 2014
Short-term borrowings	$30	1%	$—	—%
Long-term debt, net	1,207	41	1,207	41
Preferred stock	34	1	34	1
Common stock equity	1,686	57	1,682	58
	$2,957	100%	$2,923	100%

                       Information about Hawaiian Electric’s short-term borrowings (other than from Hawaii Electric Light and Maui Electric) and Hawaiian Electric’s line of credit facility were as follows:

	Average balance	Balance
(in millions)	Three months ended March 31, 2015	March 31, 2015	December 31, 2014
Short-term borrowings [1]
Commercial paper	$24	$30	$—
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facility	—	200	200

1   The maximum amount of Hawaiian Electric’s external short-term borrowings during the first three months of 2015 was $62 million. At March 31, 2015, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of $10 million and $3 million respectively. At April 30, 2015, Hawaiian Electric had $45 million of outstanding commercial paper, no draws under its line of credit facility and no borrowings from HEI. Also, at April 30, 2015, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of $7 million and $6 million, respectively. Intercompany borrowings are eliminated in consolidation.
                       Hawaiian Electric has a line of credit facility, as amended and restated on April 2, 2014, of $200 million. In January 2015, the PUC approved Hawaiian Electric’s request to extend the term of the credit facility to April 2, 2019. See Note 12 of the Consolidated Financial Statements.
                       Special purpose revenue bonds (SPRBs) have been issued by the Department of Budget and Finance of the State of Hawaii (DBF) to finance (and refinance) capital improvement projects of Hawaiian Electric and its subsidiaries, but the sources of their repayment are the non-collateralized obligations of Hawaiian Electric and its subsidiaries under loan agreements and notes issued to the DBF, including Hawaiian Electric’s guarantees of its subsidiaries’ obligations. The payment of principal and interest due on SPRBs currently outstanding and issued prior to 2009 are insured by Financial Guaranty Insurance Company (FGIC), which was placed in a rehabilitation proceeding in the State of New York in June 2012. On August 19, 2013 FGIC’s plan of rehabilitation became effective and the rehabilitation proceeding terminated. The S&P and Moody’s ratings of FGIC, which at the time the insured obligations were issued were higher than the ratings of the Utilities, have been withdrawn. Management believes that if Hawaiian Electric’s long-term credit ratings were to be downgraded, or if credit markets further tighten, it could be more difficult and/or expensive to sell bonds in the future.
The PUC has approved the use of an expedited approval procedure for the approval of long-term debt financings or refinancings (including the issuance of taxable debt) by the Utilities, up to specified amounts, during the period 2013 through 2015, subject to certain conditions. On October 3, 2013, after obtaining such expedited approvals, the Utilities issued through a private placement taxable non-collateralized senior notes with an aggregate principal amount of $236 million. In September 2014, the Utilities filed a request with the PUC under the expedited approval procedure for approval to issue unsecured obligations bearing taxable interest through December 31, 2015 of up to $80 million (Hawaiian Electric $50 million, Hawaii Electric Light $25 million and Maui Electric $5 million), which represents the remaining unused amount subject to the expedited approval procedure for long-term debt financings. The proceeds are expected to be used, as applicable, to finance capital expenditures, repay long-term and/or short term debt used to finance or refinance capital expenditures and/or to reimburse funds used for payment of the capital expenditures. In April 2015, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed with the PUC a letter request for the expedited authorization to issue up to an additional $47 million of unsecured obligations bearing taxable interest in the event the Utilities decide to refinance outstanding revenue bonds (Hawaiian Electric $40 million, Hawaii Electric Light $5 million and Maui Electric $2 million) in 2015.
Cash flows from operating activities generally relate to the amount and timing of cash received from customers and payments made to third parties. Using the indirect method of determining cash flows from operating activities, noncash expense items such as depreciation and amortization, as well as changes in certain assets and liabilities, are added to (or deducted from) net income. For the first three months in 2015 and 2014, net cash provided by operating activities increased by $32 million and decreased by $53 million, respectively, compared to the prior year. In 2015, noncash depreciation and amortization amounted to $45 million due to an increase in plant and equipment. Further, the changes in assets and liabilities included a decrease of $57 million in accounts receivable and accrued unbilled revenues due to the timing of customer payments, a $21 million decrease in fuel oil stock, a $49 million decrease in accounts payable due to timing of vendor payments, and an $11 million increase in regulatory assets. In 2014, noncash depreciation and amortization amounted to $43 million due to an increase in plant and equipment. Further, the change in assets and liabilities included increases of $34 million of fuel oil stock and $9 million in regulatory assets offset by a decrease of $9 million in accounts payable.
In 2015 and 2014, net cash used in investing activities decreased by $12 million and increased by $1 million, respectively, compared to the prior year. In 2015 and 2014, capital expenditures amounted to $54 million and $64 million, respectively, offset by contributions in aid of construction of $9 million and $7 million, respectively.
Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. In 2015 and 2014, cash flows from financing activities decreased by $5 million and $11 million, respectively, compared to the prior year. In 2015 and 2014, cash provided by financing activities consisted primarily of net proceeds received from short-term borrowings of $30 million and $35 million, respectively. This was offset by payments of $23 million of common and preferred stock dividends during the first three months of 2015 and 2014.
The Utilities have re-evaluated the timing of 2015 - 2017 net capital expenditures, revising their prior 3-year forecast from a range of $1.1 billion to $2.0 billion downward to a range of $0.8 billion to $1.7 billion. 2015 is the transitional year under the revised RAM and Hawaiian Electric will propose a new approval process for projects exceeding the new GDPPI cap under the revised mechanism. Given the change to the RAM, the number of other high priority issues before the PUC and the continuing refinement of transformation plans, the forecast for 2015 net capital expenditures was reduced from $420 million to $250 million. As a result, Hawaiian Electric will not need an equity infusion from HEI in 2015 and is re-evaluating the amount of long-term debt needed in 2015. The 2015 rate base growth is now expected to be between 1.5% to 3.0%.  This forecast could change over time based upon external factors such as the timing and scope of environmental regulations, unforeseen delays in permitting and approvals, and the outcome of competitive bidding for new generation. Hawaiian Electric’s consolidated cash flows from operating activities (net income for common stock, adjusted for non-cash income and expense items such as depreciation, amortization and deferred taxes), after the payment of common stock and preferred stock dividends, are currently not expected to provide sufficient cash to cover the forecasted net capital expenditures over the 3-year forecast period. Debt and equity financing are expected to be required to fund this estimated shortfall and to fund any unanticipated expenditures not included in the 2015 - 2017 forecast, such as increases in the costs or acceleration of the construction of capital projects, unbudgeted acquisitions or investments in new businesses and significant increases in retirement benefit funding requirements.

Bank

	Three months ended March 31		Increase
(in millions)	2015	2014	(decrease)	Primary reason(s)
Interest income	$48	$47	$1
The impact of higher average earning asset balances was partly offset by lower yields on earning assets. ASB’s average loan portfolio balance for the first quarter of 2015 increased by $265 million compared to the same period in 2014 as average commercial real estate, home equity lines of credit and residential balances increased by $129 million, $66 million, and $57 million, respectively. The growth in these loan portfolios was reflective of ASB’s portfolio mix target and loan growth strategy. Loan portfolio yields were impacted by the low interest rate environment as new loan production yields were generally lower than the average loan portfolio yields. The average investment and mortgage-related securities portfolio balance increased by $24 million due to the purchase of investments with excess liquidity.

Noninterest income	16	17	(1)
Lower noninterest income primarily due to $3 million lower gain on sale of securities in 2015 compared to 2014 as a result of the gain from the sale of ASB’s municipal bond portfolio in 2014, partly offset by $1 million higher deposit fee income and $1 million higher gain on sale of loans as a result of higher refinancing activity which increased loan production volumes in 2015 compared to 2014 and ASB’s decision to sell most of the low-rate loan production.

Revenues	64	64	—
Interest expense	3	3	—
Average deposit balances for the first quarter of 2015 increased by $273 million compared to the same period in 2014 due to an increase in core deposits. Average term certificate balances remained flat. Other borrowings increased by $51 million primarily due to an increase in repurchase agreements.

Provision for loan losses	1	1	—
The provision for loan losses decreased by $0.4 million as credit quality and trends continue to be stable and good, reflecting prudent credit risk management and a strong Hawaii economy. The net charge-off ratio for the first quarter of 2015 and 2014 was 0.04% and 0.02%, respectively.

Noninterest expense	40	37	3
Noninterest expense for the first quarter of 2015 was $2.9 million higher than the noninterest expense for the same period in 2014 primarily due to $1.0 million higher pension costs and $0.7 million reversal of debit card expenses in first quarter of 2014 with no similar reversal in 2015.

Expenses	44	41	3
Operating income	20	23	(3)	Higher noninterest expenses and lower noninterest income, partly offset by higher net interest income and lower provision for loan losses.
Net income	13	14	(1)

                       See Note 5 of the Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
                       Despite the revenue pressures across the banking industry, management expects ASB’s low-cost funding base and lower-risk profile to continue to deliver strong performance compared to industry peers.
                       ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended March 31
(percent)	2015	2014
Return on average assets	0.96	1.09
Return on average equity	9.96	10.94
Net interest margin	3.52	3.64

Average balance sheet and net interest margin.  The following tables set forth average balances, together with interest earned and accrued, and resulting yields and costs:

Three months ended March 31	2015			2014
(dollars in thousands)	Average balance	Interest[1] income/ expense	Yield/ rate (%)	Average balance	Interest[1] income/ expense	Yield/ rate (%)
Assets:
Other investments [2]	$198,920	$99	0.20	$176,766	$76	0.17
Securities purchased under resale agreements	—	—	—	8,000	8	0.38
Available-for-sale investment securities	549,125	2,952	2.15	525,582	3,101	2.36
Loans
Residential 1-4 family	2,060,485	22,661	4.40	2,003,541	22,669	4.53
Commercial real estate	634,251	6,062	3.84	505,205	5,373	4.28
Home equity line of credit	822,510	6,476	3.19	756,428	6,098	3.27
Residential land	16,381	274	6.69	15,873	243	6.12
Commercial	789,329	7,068	3.62	786,290	7,233	3.72
Consumer	120,602	2,657	8.93	111,666	2,066	7.48
Total loans [3,4]	4,443,558	45,198	4.09	4,179,003	43,682	4.20
Total interest-earning assets [3]	5,191,603	48,249	3.73	4,889,351	46,867	3.85
Allowance for loan losses	(45,929)			(40,514)
Non-interest-earning assets	487,233			445,249
Total assets	$5,632,907			$5,294,086
Liabilities and shareholder’s equity:
Savings	$1,943,466	$300	0.06	$1,840,042	$268	0.06
Interest-bearing checking	765,172	33	0.02	717,759	29	0.02
Money market	163,737	50	0.12	180,990	57	0.13
Time certificates	433,747	877	0.82	433,756	871	0.81
Total interest-bearing deposits	3,306,122	1,260	0.15	3,172,547	1,225	0.16
Advances from Federal Home Loan Bank	100,000	775	3.10	100,000	775	3.10
Securities sold under agreements to repurchase	198,939	691	1.39	148,408	630	1.70
Total interest-bearing liabilities	3,605,061	2,726	0.30	3,420,955	2,630	0.31
Non-interest bearing liabilities:
Deposits	1,374,311			1,234,566
Other	112,344			111,955
Shareholder’s equity	541,191			526,610
Total liabilities and shareholder’s equity	$5,632,907			$5,294,086
Net interest income		$45,523			$44,237
Net interest margin (%) [5]			3.52			3.64
1       Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of nil and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

[2]	Includes federal funds sold, interest bearing deposits and stock in the Federal Home Loan Bank of Seattle.

[3]	Includes loans held for sale, at lower of cost or fair value.

[4]
Includes loan fees of $0.5 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

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

                       Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. The composition of ASB’s loans receivable was as follows:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Balance	% of total	Balance	% of total
Real estate:
Residential 1-4 family	$2,039,099	45.8	$2,044,205	46.0
Commercial real estate	561,189	12.6	531,917	12.0
Home equity line of credit	814,265	18.3	818,815	18.4
Residential land	18,155	0.4	16,240	0.4
Commercial construction	77,164	1.7	96,438	2.2
Residential construction	20,804	0.5	18,961	0.4
Total real estate, net	3,530,676	79.3	3,526,576	79.4
Commercial	803,545	18.0	791,757	17.8
Consumer	119,310	2.7	122,656	2.8
	4,453,531	100.0	4,440,989	100.0
Less: Deferred fees and discounts	(6,232)		(6,338)
Allowance for loan losses	(45,795)		(45,618)
Total loans, net	$4,401,504		$4,389,033
       Home equity — key credit statistics.

	March 31, 2015	December 31, 2014
Outstanding balance (in thousands)	$814,265	$818,815
Percent of portfolio in first lien position	41.4%	40.9%
Net charge-off (recovery) ratio	(0.01)%	(0.07)%
Delinquency ratio	0.30%	0.25%

			End of draw period – interest only			Current
March 31, 2015	Total	Interest only	2015-2016	2017-2019	Thereafter	amortizing
Outstanding balance (in thousands)	$814,265	$608,948	$983	$138,588	$469,377	$205,317
% of total	100%	75%	—%	17%	58%	25%

                       The HELOC portfolio makes up 18% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable rate term loan with a 20-year amortization period. This product type comprises 95% of the total HELOC portfolio and is the current product offering. Within this product type, borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed rate loan with level principal and interest payments. As of March 31, 2015, approximately 20% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. Nearly all originations prior to 2008 consisted of amortizing equity lines that have structured principal payments during the draw period. These older vintage equity lines represent 5% of the portfolio and are included in the amortizing balances identified in the table above.
Loan portfolio risk elements.  See Note 5 of the Consolidated Financial Statements.
Available-for-sale investment securities.  ASB’s investment portfolio was comprised as follows:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$140,227	24%	$119,560	22%
Mortgage-related securities — FNMA, FHLMC and GNMA	450,421	76	430,834	78
Total available-for-sale investment securities	$590,648	100%	$550,394	100%

Principal and interest on mortgage-related securities issued by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) are guaranteed by the issuer and, in the case of GNMA, backed by the full faith and credit of the U.S. government.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Seattle and securities sold under agreements to repurchase continue to be additional sources of funds. As of March 31, 2015 and December 31, 2014, ASB’s costing liabilities consisted of 94% deposits and 6% other borrowings. The weighted average cost of deposits for the first three months of 2015 and 2014 was 0.11% and 0.12%, respectively.
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
As of March 31, 2015 and December 31, 2014, ASB had an unrealized gain, net of taxes, on available-for-sale investments securities (including securities pledged for repurchase agreements) in AOCI of $4.0 million and $0.5 million, respectively. See “Item 3. Quantitative and qualitative disclosures about market risk.”
During the first three months of 2015, ASB recorded a provision for loan losses of $0.6 million primarily due to growth in the loan portfolio and net charge-offs during the year for consumer loans. During the first three months of 2014, ASB recorded a provision for loan losses of $1.0 million primarily due to net charge-offs during the year for consumer loans and growth in the loan portfolio. Financial stress on ASB’s customers may result in higher levels of delinquencies and losses.

	Three months ended March 31		Year ended December 31
(in thousands)	2015	2014	2014
Allowance for loan losses, January 1	$45,618	$40,116	$40,116
Provision for loan losses	614	995	6,126
Less: net charge-offs	437	188	624
Allowance for loan losses, end of period	$45,795	$40,923	$45,618
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.04%	0.02%	0.01%
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
The Dodd-Frank Act established the Bureau. It has authority to prohibit practices it finds to be unfair, deceptive or abusive, and it may also issue rules requiring specified disclosures and the use of new model forms. On January 10, 2013, the Bureau issued the Ability-to-Repay rule which closed for comment on February 25, 2013. For mortgages, under the proposed Ability-to-

Repay rule, among other things, (i) potential borrowers will have to supply financial information, and lenders must verify it, (ii) to qualify for a particular loan, a consumer will have to have sufficient assets or income to pay back the loan, and (iii) lenders will have to determine the consumer’s ability to repay both the principal and the interest over the long term - not just during an introductory period when the rate may be lower.
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
The “Durbin Amendment” to the Dodd-Frank Act required the FRB to issue rules to ensure that debit card interchange fees are “reasonable and proportional” to the processing costs incurred. In June 2011, the FRB issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. Under the final rule, effective October 1, 2011, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is 21-24 cents, depending on certain components. Financial institutions and their affiliates that have less than $10 billion in assets are exempt from this Amendment; however, on July 1, 2013, ASB became non-exempt as the consolidated assets of HEI exceeded $10 billion. ASB’s debit card interchange fees have been lower as a result of the application of this Amendment.
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
Pursuant to the final rule and consistent with the proposals, all banking organizations, including covered holding companies, would initially be subject to the following minimum regulatory capital requirements: a common equity tier 1 capital ratio of 4.5%, a tier 1 capital ratio of 6%, a total capital ratio of 8% of risk-weighted assets and a leverage ratio of 4%, and these requirements would increase in subsequent years. In order to avoid restrictions on capital distributions and discretionary bonus payments to executive officers, the final rule requires a banking organization to hold a buffer of common equity tier 1 capital above its minimum capital requirements in an amount greater than 2.5% of total risk-weighted assets (capital conservation buffer). In addition, a countercyclical capital buffer would expand the capital conservation buffer by up to 2.5% of a banking organization’s total risk-weighted assets for advanced approaches banking organizations. The final rule would establish qualification criteria for common equity, additional tier 1 and tier 2 capital instruments that help to ensure their ability to absorb losses. All banking organizations would be required to calculate risk-weighted assets under the standardized approach, which harmonizes the banking agencies’ calculation of risk-weighted assets and address shortcomings in capital requirements identified by the agencies. The phased-in effective dates of the capital requirements under the final rule are:

Minimum Capital Requirements

Effective dates	1/1/2015	1/1/2016	1/1/2017	1/1/2018	1/1/2019
Capital conservation buffer		0.625%	1.25%	1.875%	2.50%
Common equity Tier-1 ratio + conservation buffer	4.50%	5.125%	5.75%	6.375%	7.00%
Tier-1 capital ratio + conservation buffer	6.00%	6.625%	7.25%	7.875%	8.50%
Total capital ratio + conservation buffer	8.00%	8.625%	9.25%	9.875%	10.50%
Tier-1 leverage ratio	4.00%	4.00%	4.00%	4.00%	4.00%
Countercyclical capital buffer — not applicable to ASB		0.625%	1.25%	1.875%	2.50%
The final rule was effective January 1, 2015 for ASB. As of March 31, 2015, ASB met the new capital requirements with a Tier-1 leverage ratio of 8.9%, a Common equity Tier-1 ratio of 12.1%, a Tier-1 capital ratio of 12.1% and a Total capital ratio of 13.2%.
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
Commitments and contingencies.  See Note 5 of the Consolidated Financial Statements.
Potential impact of lava flows. In June 2014, lava from the Kilauea Volcano on the island of Hawaii began flowing toward the town of Pahoa. ASB has been monitoring its loan exposure on properties most likely to be impacted by the projected path of the lava flow. At March 31, 2015, the outstanding amount of the residential, commercial real estate and home equity lines of credit loans collateralized by property in areas most likely affected by the lava flow totaled $13 million. For residential 1-4 mortgages in the area, ASB required lava insurance to cover the dwelling replacement cost as a condition of making the loan. As of December 31, 2014, ASB provided $1.8 million reserves for a commercial real estate loan impacted by the lava flows. Although the lava threat was downgraded from a warning to a watch in March 2015 and the immediate threat to homes and businesses in Pahoa has receded, the lava flow remains active upslope and the reserves for the commercial real estate loan remained in place. Other than the reserves for the commercial real estate loan, the impact to property values and borrowers’ ability to repay their loans as a result of the lava flow cannot be determined at this time, but ASB does not expect the impact on ASB's financial condition or results of operations to be material.
FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	March 31, 2015	December 31, 2014	% change
Total assets	$5,725	$5,566	3
Available-for-sale investment securities	591	550	7
Loans receivable held for investment, net	4,402	4,389	—
Deposit liabilities	4,751	4,623	3
Other bank borrowings	312	291	7
As of March 31, 2015, ASB was one of Hawaii’s largest financial institutions based on assets of $5.7 billion and deposits of $4.8 billion.
As of March 31, 2015, ASB’s unused FHLB borrowing capacity was approximately $1.3 billion. As of March 31, 2015, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.8 billion. There were no commitments to lend to borrowers whose loan terms have been impaired or modified in troubled debt restructurings as of March 31, 2015. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the three months ended March 31, 2015, net cash provided by ASB’s operating activities was $16 million. Net cash used during the same period by ASB’s investing activities was $43 million, primarily due to purchases of investment securities of $63 million, a net increase in loans receivable of $13 million and additions to premises and equipment of $5 million, partly offset by repayments of investment securities of $28 million, redemption of stock from the FHLB of Seattle of $6 million and proceeds from the sale of premises and equipment of $4 million. Net cash provided by financing activities during this period was $136 million, primarily due to increases in deposit liabilities of $128 million and a net increase in retail repurchase agreements of $21 million, partly offset by a net decrease in mortgage escrow deposits of $4 million, payments on low income housing investment commitments of $2 million, respectively, and the payment of $8 million in common stock dividends to HEI (through ASB Hawaii).
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of March 31, 2015, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 8.9% (5.0%), a Common equity tier-1 ratio of 12.1% (6.5%), a Tier-1 capital ratio of 12.1% (8.0%) and a Total capital ratio of 13.2% (10.0%). FRB approval is required before ASB can pay a dividend or otherwise make a capital distribution to HEI (through ASB Hawaii).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company considers interest-rate risk (a non-trading market risk) to be a very significant market risk for ASB as it could potentially have a significant effect on the Company’s results of operations, financial condition and liquidity. For additional quantitative and qualitative information about the Company’s market risks, see pages 79 to 81, HEI’s and Hawaiian Electric’s Quantitative and Qualitative Disclosures About Market Risk, in Part II, Item 7A of HEI’s 2014 Form 10-K.
ASB’s interest-rate risk sensitivity measures as of March 31, 2015 and December 31, 2014 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
+300	2.3%	1.9%	(4.8)%	(6.1)%
+200	1.0	0.7	(1.9)	(2.9)
+100	0.3	0.1	(0.2)	(0.7)
-100	(0.5)	(0.5)	(3.1)	(2.5)
Management believes that ASB’s interest rate risk position as of March 31, 2015 represents a reasonable level of risk. The NII profile under the rising interest rate scenarios was more asset sensitive for all rate increases as of March 31, 2015 compared to December 31, 2014. The $118 million growth in interest bearing deposits, which has a short-term repricing horizon, made ASB more asset sensitive.
ASB’s base EVE increased to $957 million as of March 31, 2015 compared to $947 million as of December 31, 2014 due to growth in capital and flattening of the yield curve.
The change in EVE to rising rates became less sensitive as of March 31, 2015 compared to December 31, 2014. The flattening of the yield curve, with long term rates falling, caused mortgage rates to decrease and led to faster prepayment expectations and shortened the duration of the fixed rate mortgage portfolio. Additionally, the liability mix changed as the longer duration core deposit balances grew by $125 million, and thereby reduced overall EVE sensitivity.
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

Item 4. Controls and Procedures
HEI:
Changes in Internal Control over Financial Reporting
During the first quarter of 2015, there were no changes in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Constance H. Lau, HEI Chief Executive Officer, and James A. Ajello, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of March 31, 2015. Based on their evaluations, as of March 31, 2015, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:
(1)   is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and
(2)   is accumulated and communicated to HEI management, including HEI’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Hawaiian Electric:
Changes in Internal Control over Financial Reporting
During the first quarter of 2015, there were no changes in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of Hawaiian Electric and its subsidiaries’ internal control over financial reporting as of March 31, 2015 that has materially affected, or is reasonably likely to materially affect, Hawaiian Electric and its subsidiaries’ internal control over financial reporting.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Alan M. Oshima, Hawaiian Electric Chief Executive Officer, and Tayne S. Y. Sekimura, Hawaiian Electric Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Electric as of March 31, 2015. Based on their evaluations, as of March 31, 2015, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by Hawaiian Electric in reports Hawaiian Electric files or submits under the Securities Exchange Act of 1934:
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in HEI’s and Hawaiian Electric’s 2014 Form 10-K (see “Part I. Item 3. Legal Proceedings” and proceedings referred to therein) and this Form 10-Q (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2, 4 and 5 of the Consolidated Financial Statements) are incorporated by reference in this Item 1. With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts typically maintained in confidence unless and until a resolution is achieved. Certain HEI subsidiaries (including Hawaiian Electric and its subsidiaries and ASB) may also be involved in ordinary routine PUC proceedings, environmental proceedings and litigation incidental to their respective businesses.

Item 1A. Risk Factors
For information about Risk Factors, see pages 26 to 35 of HEI’s and Hawaiian Electric’s 2014 Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and the Consolidated Financial Statements herein. Also, see “Forward-Looking Statements” on pages iv and v herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)    Purchases of HEI common shares were made in the open market during the first quarter to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	(a) Total Number of Shares Purchased **	(b) Average Price Paid per Share **	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2015	19,693	$34.39	—	NA
February 1 to 28, 2015	8,251	$33.44	—	NA
March 1 to 31, 2015	233,899	$32.28	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
** The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the shares listed in column (a), 18,943 of the 19,693 shares, 5,321 of the 8,251 shares and 210,399 of the 233,899 shares were purchased for the DRIP, none of the 19,693 shares, none of the 8,251 shares and 19,400 of the 233,899 shares were purchased for the HEIRSP and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.
Item 5. Other Information
A.            Ratio of earnings to fixed charges.

	Three months ended March 31		Years ended December 31
	2015	2014	2014	2013	2012	2011	2010
HEI and Subsidiaries
Excluding interest on ASB deposits	3.21	3.88	3.80	3.55	3.30	3.24	2.90
Including interest on ASB deposits	3.10	3.74	3.65	3.42	3.15	3.04	2.65
Hawaiian Electric and Subsidiaries	3.39	4.07	4.04	3.72	3.37	3.52	2.88

Prior period ratios reflect the retrospective application of ASU No. 2014-01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects,” which was adopted as of January 1, 2015 and did not have a material impact on the Company’s financial condition or results of operations. See “Investments in qualified affordable housing projects” in Note 11 of the Consolidated Financial Statements.
See HEI Exhibit 12.1 and Hawaiian Electric Exhibit 12.2.

Item 6. Exhibits

HEI Exhibit 4	First Amendment to Master Trust Agreement (dated as of September 4, 2012) effective March 1, 2015 between HEI and ASB and Fidelity Management Trust Company

HEI Exhibit 12.1
Hawaiian Electric Industries, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, three months ended March 31, 2015 and 2014 and years ended December 31, 2014, 2013, 2012, 2011 and 2010

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

Hawaiian Electric Exhibit 10
Third Amendment, dated February 11, 2015, to the Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between Hawaii Independent Energy (formerly known as Tesoro, which was formerly known as BHP Petroleum Americas Refining Inc.), LLC and Hawaiian Electric, Maui Electric and Hawaii Electric Light, dated November 14, 1997 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly)

Hawaiian Electric Exhibit 12.2
Hawaiian Electric Company, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, three months ended March 31, 2015 and 2014 and years ended December 31, 2014, 2013, 2012, 2011 and 2010

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Alan M. Oshima
	Constance H. Lau		Alan M. Oshima
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ James A. Ajello	By	/s/ Tayne S. Y. Sekimura
	James A. Ajello		Tayne S. Y. Sekimura
	Executive Vice President and		Senior Vice President
	Chief Financial Officer		and Chief Financial Officer
	(Principal Financial and Accounting		(Principal Financial Officer of Hawaiian Electric)
Officer of HEI)

Date: May 6, 2015		Date: May 6, 2015