Form 10-K/A
period 2014-12-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2015-11-16
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A
Amendment No. 1

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

This combined Amendment No. 1 on Form 10-K/A represents separate filings by Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc. Information contained herein relating to any individual registrant is filed by each registrant on its own behalf. Hawaiian Electric makes no representations as to any information not relating to it or its subsidiaries.

EXPLANATORY NOTE

HEI and Hawaiian Electric are filing this Amendment No. 1 on Form 10-K/A (the Amended Filing) to amend certain parts of their Annual Report on 2014 Form 10-K, originally filed with the Securities and Exchange Commission (SEC) on February 26, 2015 (the Original Filing).

Background and Effects of the Restatement
The Audit Committees of the Boards of Directors of HEI and Hawaiian Electric, after consultation with management, concluded on November 4, 2015 that it is necessary to restate HEI’s and Hawaiian Electric’s Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, the six months ended June 30, 2015 and 2014, and the years ended December 31, 2013 and 2012 and to revise HEI’s and Hawaiian Electric’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and the year ended December 31, 2014 for the correction of misstatements related to capital expenditures, changes in accounts payable, changes in deferred income taxes, changes in accrued income taxes, and changes in other assets and liabilities as described below and other immaterial items. This Amended Filing restates HEI’s and Hawaiian Electric’s Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and revises HEI’s and Hawaiian Electric’s Consolidated Statements of Cash Flows for the year ended December 31, 2014 and makes other conforming changes (see “Items Amended in This Filing” below). This restatement does not impact HEI’s and Hawaiian Electric’s previously reported overall net change in cash and cash equivalents in their Consolidated Statements of Cash Flows for any period presented. Additionally, this restatement does not impact HEI’s and Hawaiian Electric’s Consolidated Balance Sheets or Consolidated Statements of Income for any period presented.
Management discovered that the Utilities’ capital expenditures on HEI’s and Hawaiian Electric’s Consolidated Statements of Cash Flows did not correctly account for the beginning of period unpaid invoices and accruals (that were paid in cash during the period) and is restating its previously filed Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and revising its previously filed Consolidated Statements of Cash Flows for the year ended December 31, 2014 to correct for such misstatement by adjusting cash used for “Capital expenditures” (investing activity) and the change in accounts payable (operating activity).
Management also discovered that the eliminating journal entry to offset the Hawaiian Electric consolidated net operating loss deferred tax asset did not properly reflect the adjustment on the components of income taxes (current and deferred federal income taxes) and is revising its previously filed Consolidated Statements of Cash Flows to correct for such misstatement by adjusting “Increase in deferred income taxes,” “Change in prepaid and accrued income taxes and utility revenue taxes” and “Change in other assets and liabilities” for the year ended December 31, 2014 (operating activities).
The impact of the revision and restatements on the consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 is summarized in Note 1, "Summary of significant accounting policies - Revision and restatements of previously issued financial statements" to HEI’s and Hawaiian Electric’s consolidated financial statements included in Part II, Item 8.
Internal Control Over Financial Reporting
Management reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that reassessment, management identified a material weakness and, accordingly, has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014. Management has restated its report on internal control over financial reporting as of December 31, 2014. For a description of the material weakness in internal control over financial reporting and actions taken, and to be taken, to remediate the material weakness, see Part II, Item 9A. "Controls and Procedures" of this 2014 Annual Report on Form 10-K/A.

Items Amended in This Filing
This Amended Filing amends and restates the following items of the Company's Original Filing as of, and for the years ended December 31, 2014, 2013 and 2012.
Part I - Item 1A. Risk Factors
Part II - Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations
Part II - Item 8. Financial Statements and Supplementary Data
Part II - Item 9A. Controls and Procedures
Part IV - Item 15. Exhibits and Financial Statement Schedules
In accordance with applicable SEC rules, this Amended Filing includes certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act) from HEI's and Hawaiian Electric’s Principal Executive Officers and Principal Financial Officers dated as of the date of this amended filing.
Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing. The Amended Filing speaks as of the date of the Original Filing and HEI and Hawaiian Electric have not updated the Original Filing to reflect events occurring subsequent to the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with HEI's and Hawaiian Electric’s filings made with the SEC subsequent to the date of the Original Filing.

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
The Company has identified a material weakness in its internal control over financial reporting. If the Company fails to maintain effective internal control over financial reporting at a reasonable assurance level, HEI and Hawaiian Electric may not be able to accurately report their financial results, which could have a material adverse effect on their operations, investor confidence in their businesses and the trading prices of their securities. HEI’s and Hawaiian Electric’s management is responsible for establishing and maintaining adequate internal control over their financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.
In connection with the preparation of HEI’s and Hawaiian Electric’s consolidated financial statements for the nine months ended September 30, 2015, management along with its independent registered public accounting firm identified a material weakness in the internal control over financial reporting.
The material weakness management identified specifically related to the fact that controls were not designed to ensure that non-cash transactions were properly identified and recorded, and management’s review process was not effective. The deficiency resulted in restatements of HEI’s and Hawaiian Electric’s Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, the six months ended June 30, 2015 and 2014, and the years ended December 31, 2013 and 2012 and revisions of HEI’s and Hawaiian Electric’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and the year ended December 31, 2014.
The Company will initiate remediation efforts of the material weakness in the internal control over financial reporting. The remediation includes, but is not limited to, Hawaiian Electric and its subsidiaries instituting a control that requires a roll forward reconciliation and review of the capital expenditures amount included in the Consolidated Statement of Cash Flows and enhancing templates to facilitate the preparation and review of cash flows.
If the Company’s remediation efforts are insufficient to address the identified material weakness or if additional material weaknesses in internal controls are discovered in the future, they may adversely affect the Company’s ability to record, process, summarize and report financial information timely and accurately and, as a result, the Company’s financial statements may contain material misstatements or omissions.
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
PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement
As described in Note 1, “Summary of significant accounting policies - Revision and restatements of previously issued financial statements,” to HEI’s and Hawaiian Electric’s consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data,” and Part II, Item 9A “Controls and Procedures,” HEI and Hawaiian Electric have revised or restated certain financial statements and other information, including this management’s discussion and analysis of financial condition and results of operations.

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
Operating activities provided net cash of $325 million in 2014, $362 million in 2013 and $279 million in 2012. Investing activities used net cash of $592 million in 2014, $598 million in 2013 and $471 million in 2012. In 2014, net cash used in investing activities was primarily due to a net increase in loans held for investment, Hawaiian Electric’s consolidated capital expenditures (net of contributions in aid of construction) and ASB's purchases of investment securities, partly offset by the repayments of investment securities and the proceeds from sales of investment securities, redemption of stock from Federal Home Loan Bank of Seattle and real estate acquired in settlement of ASB loans. Financing activities provided net cash of $223 million in 2014, $237 million in 2013 and $142 million in 2012. In 2014, net cash provided by financing activities included net increases in deposits, other bank borrowings, long-term debt and short-term borrowings and proceeds from the issuance of common stock, offset by the payment of common and preferred stock dividends. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition–Liquidity and capital resources” sections below.) During 2014, Hawaiian Electric and ASB (via ASB Hawaii) paid cash dividends to HEI of $88 million and $36 million, respectively.
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
Cash flows from operating activities generally relate to the amount and timing of cash received from customers and payments made to third parties. Using the indirect method of determining cash flows from operating activities, noncash expense items such as depreciation and amortization, as well as changes in certain assets and liabilities, are added to (or deducted from) net income. In 2014 and 2013, net cash provided by operating activities decreased by $20 million and increased by $105 million, respectively, compared to the prior year. In 2014, noncash depreciation and amortization amounted to $173 million due to an increase in plant and equipment and deferred income taxes increased $83 million. Further, net cash provided by operating activities included a decrease of $33 million in accounts receivable and accrued unbilled revenues due to timing of customer payments, a $28 million decrease in fuel oil stock, offset by a $66 million decrease in accounts payable due to timing of vendor payments. In 2013, noncash depreciation and amortization amounted to $159 million due to an increase in plant and equipment and deferred income taxes increased $65 million. Further, net cash provided by operating activities included a net decrease of $40 million in accounts receivable and accrued unbilled revenues due to more cash receipts from customers as a result of improved collections, a $27 million decrease in fuel oil stock due to lower payments to fuel suppliers, and a $15 million increase in accounts payable due to timing of vendor payments.
In 2014 and 2013, net cash used in investing activities decreased by $51 million and increased by $36 million, respectively, compared to the prior year. In 2014 and 2013, cash used for capital expenditures amounted to $337 million and $378 million, respectively, offset by contributions in aid of construction of $42 million and $32 million, respectively.
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
HEI and Hawaiian Electric:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Hawaiian Electric Industries, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Hawaiian Electric Industries, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the preparation and review of the consolidated statement of cash flows existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the preparation and review of the consolidated statement of cash flows existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2014 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements and as discussed in the financial statement schedule, Schedule I, the Company has restated its 2013 and 2012 financial statements and financial statement schedule to correct errors.
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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 26, 2015, except for the effects of the restatement and revision as discussed in Note 1 to the consolidated financial statements, the effects of the restatement and revision as discussed in the financial statement schedule, Schedule I, and the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is November 16, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder
of Hawaiian Electric Company, Inc.

In our opinion, the accompanying consolidated balance sheets and consolidated statements of capitalization and the related consolidated statements of income, comprehensive income, changes in common stock equity and cash flows present fairly, in all material respects, the financial position of Hawaiian Electric Company, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2013 and 2012 financial statements to correct errors.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 26, 2015, except for the effects of the restatement and revision as discussed in Note 1 to the consolidated financial statements, as to which the date is November 16, 2015

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

Consolidated Statements of Changes in Shareholders’ Equity
Hawaiian Electric Industries, Inc. and Subsidiaries

	Common stock		Retained	Accumulated other comprehensive
(in thousands, except per share amounts)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2011	96,038	$1,349,446	$198,397	$(19,137)	$1,528,706
Net income for common stock	—	—	138,658	—	138,658
Other comprehensive loss, net of tax benefits	—	—	—	(7,286)	(7,286)
Issuance of common stock:
Dividend reinvestment and stock purchase plan	1,560	41,295	—	—	41,295
Retirement savings and other plans	330	8,196	—	—	8,196
Expenses and other, net	—	4,547	—	—	4,547
Dividend equivalents paid on equity-classified awards	—	—	(101)	—	(101)
Common stock dividends ($1.24 per share)	—	—	(120,150)	—	(120,150)
Balance, December 31, 2012	97,928	1,403,484	216,804	(26,423)	1,593,865
Net income for common stock	—	—	161,516	—	161,516
Other comprehensive income, net of taxes	—	—	—	9,673	9,673
Issuance of common stock:
Partial settlement of equity forward	1,300	33,409	—	—	33,409
Dividend reinvestment and stock purchase plan	1,612	41,692	—	—	41,692
Retirement savings and other plans	420	9,203	—	—	9,203
Expenses and other, net	—	338	—	—	338
Common stock dividends ($1.24 per share)	—	—	(122,626)	—	(122,626)
Balance, December 31, 2013	101,260	$1,488,126	$255,694	$(16,750)	$1,727,070
Net income for common stock	—	—	168,320	—	168,320
Other comprehensive loss, net of tax benefits	—	—	—	(10,628)	(10,628)
Issuance of common stock:
Partial settlement of equity forward	1,000	24,873	—	—	24,873
Dividend reinvestment and stock purchase plan	95	2,461	—	—	2,461
Retirement savings and other plans	210	6,816	—	—	6,816
Expenses and other, net	—	(979)	—	—	(979)
Common stock dividends ($1.24 per share)	—	—	(126,505)	—	(126,505)
Balance, December 31, 2014	102,565	$1,521,297	$297,509	$(27,378)	$1,791,428
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2014	2013	2012
		As restated (1)	As restated (1)
(in thousands)
Cash flows from operating activities
Net income	$170,210	$163,406	$140,548
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	172,762	160,061	150,389
Other amortization	6,795	4,667	7,958
Provision for loan losses	6,126	1,507	12,883
Impairment of utility assets	—	—	40,000
Loans receivable originated and purchased, held for sale	(155,755)	(249,022)	(519,622)
Proceeds from sale of loans receivable, held for sale	155,030	273,775	513,000
Gain on sale of credit card portfolio	—	(2,251)	—
Increase in deferred income taxes	103,916	80,399	90,848
Share-based compensation expense	9,287	7,780	6,698
Excess tax benefits from share-based payment arrangements	(277)	(430)	(61)
Allowance for equity funds used during construction	(6,771)	(5,561)	(7,007)
Change in cash overdraft	(1,038)	1,038	—
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	33,089	16,038	(18,501)
Decrease in fuel oil stock	28,041	27,332	10,129
Increase in regulatory assets	(17,000)	(65,461)	(72,401)
Increase (decrease) in accounts, interest and dividends payable	(67,189)	12,406	5,497
Change in prepaid and accrued income taxes and utility revenue taxes	(39,091)	(19,406)	21,079
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	22,251	(33,014)	(228)
Change in other assets and liabilities	(94,966)	(11,696)	(102,275)
Net cash provided by operating activities	325,420	361,568	278,934
Cash flows from investing activities
Available-for-sale investment securities purchased	(183,778)	(112,654)	(243,633)
Principal repayments on available-for-sale investment securities	91,013	158,558	191,253
Proceeds from sale of available-for-sale investment securities	79,564	71,367	3,548
Redemption of stock from Federal Home Loan Bank of Seattle	23,244	3,476	1,742
Net increase in loans held for investment	(283,810)	(398,426)	(112,730)
Proceeds from sale of real estate acquired in settlement of loans	3,213	9,212	11,336
Capital expenditures	(364,826)	(389,438)	(370,715)
Contributions in aid of construction	41,806	32,160	45,982
Proceeds from sale of credit card portfolio	—	26,386	—
Other	1,125	1,177	1,778
Net cash used in investing activities	(592,449)	(598,182)	(471,439)
Cash flows from financing activities
Net increase in deposit liabilities	250,938	142,561	159,884
Net increase in short-term borrowings with original maturities of three months or less	13,490	21,789	14,872
Net decrease in retail repurchase agreements	(9,465)	(1,418)	(37,291)
Proceeds from other bank borrowings	130,601	130,000	5,000
Repayments of other bank borrowings	(75,000)	(80,000)	(5,000)
Proceeds from issuance of long-term debt	125,000	286,000	457,000
Repayment of long-term debt	(111,400)	(216,000)	(375,500)
Excess tax benefits from share-based payment arrangements	277	430	61
Net proceeds from issuance of common stock	26,898	55,086	23,613
Common stock dividends	(126,458)	(98,383)	(96,202)
Preferred stock dividends of subsidiaries	(1,890)	(1,890)	(1,890)
Other	(456)	(1,187)	(2,645)
Net cash provided by financing activities	222,535	236,988	141,902
Net increase (decrease) in cash and cash equivalents	(44,494)	374	(50,603)
Cash and cash equivalents, January 1	220,036	219,662	270,265
Cash and cash equivalents, December 31	$175,542	$220,036	$219,662
(1) As restated - See Note 1, “Summary of significant accounting policies - Revision and restatements of previously issued financial statements.”
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

Consolidated Statements of Changes in Common Stock Equity
Hawaiian Electric Company, Inc. and Subsidiaries

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2011	14,234	$94,911	$426,921	$881,041	$(32)	$1,402,841
Net income for common stock	—	—	—	99,276	—	99,276
Other comprehensive loss, net of tax benefits	—	—	—	—	(938)	(938)
Issuance of common stock, net of expenses	431	2,877	41,124	—	—	44,001
Common stock dividends	—	—	—	(73,044)	—	(73,044)
Balance, December 31, 2012	14,665	97,788	468,045	907,273	(970)	1,472,136
Net income for common stock	—	—	—	122,929	—	122,929
Other comprehensive income, net of taxes	—	—	—	—	1,578	1,578
Issuance of common stock, net of expenses	764	5,092	73,407	—	—	78,499
Common stock dividends	—	—	—	(81,578)	—	(81,578)
Balance, December 31, 2013	15,429	102,880	541,452	948,624	608	1,593,564
Net income for common stock	—	—	—	137,641	—	137,641
Other comprehensive loss, net of tax benefits	—	—	—	—	(563)	(563)
Issuance of common stock, net of expenses	376	2,508	37,486	—	—	39,994
Common stock dividends	—	—	—	(88,492)	—	(88,492)
Balance, December 31, 2014	15,805	$105,388	$578,938	$997,773	$45	$1,682,144
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2014	2013	2012
		As restated (1)	As restated (1)
(in thousands)
Cash flows from operating activities
Net income	$139,636	$124,924	$101,271
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	166,387	154,025	144,498
Other amortization	6,410	5,077	6,998
Impairment of utility assets	—	—	40,000
Increase in deferred income taxes	82,947	64,507	86,878
Change in tax credits, net	6,062	7,017	6,075
Allowance for equity funds used during construction	(6,771)	(5,561)	(7,007)
Change in cash overdraft	(1,038)	1,038	—
Changes in assets and liabilities
Decrease (increase) in accounts receivable	26,743	49,445	(47,004)
Decrease (increase) in accrued unbilled revenues	6,750	(9,826)	3,528
Decrease in fuel oil stock	28,041	27,332	10,129
Decrease (increase) in materials and supplies	1,794	(7,959)	(7,897)
Increase in regulatory assets	(17,000)	(65,461)	(72,401)
Increase (decrease) in accounts payable	(65,527)	14,731	6,322
Change in prepaid and accrued income taxes and revenue taxes	(4,036)	(2,028)	25,239
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	(961)	2,240	(744)
Change in other assets and liabilities	(62,442)	(32,636)	(74,262)
Net cash provided by operating activities	306,995	326,865	221,623
Cash flows from investing activities
Capital expenditures	(336,679)	(378,044)	(355,326)
Contributions in aid of construction	41,806	32,160	45,982
Other	1,164	907	843
Net cash used in investing activities	(293,709)	(344,977)	(308,501)
Cash flows from financing activities
Common stock dividends	(88,492)	(81,578)	(73,044)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,995)	(1,995)	(1,995)
Proceeds from issuance of common stock	40,000	78,500	44,000
Proceeds from issuance of long-term debt	—	236,000	457,000
Repayment of long-term debt	(11,400)	(166,000)	(368,500)
Other	(462)	(1,149)	(2,230)
Net cash provided by (used in) financing activities	(62,349)	63,778	55,231
Net increase (decrease) in cash and cash equivalents	(49,063)	45,666	(31,647)
Cash and cash equivalents, January 1	62,825	17,159	48,806
Cash and cash equivalents, December 31	$13,762	$62,825	$17,159
(1) As restated - See Note 1, “Summary of significant accounting policies - Revision and restatements of previously issued financial statements.”
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
Revision and restatements of previously issued financial statements. Management discovered that the Utilities’ capital expenditures on HEI’s and Hawaiian Electric’s Consolidated Statements of Cash Flows did not correctly account for the beginning of period unpaid invoices and accruals (that were paid in cash during the period) and is restating its previously filed Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and revising its previously filed Consolidated Statements of Cash Flow for the year ended December 31, 2014 to correct for such misstatement by adjusting cash used for “Capital expenditures” (investing activity) and change in accounts payable (operating activity).
Management also discovered that the eliminating journal entry to offset the Hawaiian Electric consolidated net operating loss deferred tax asset did not properly reflect the adjustment on the components of income taxes (current and deferred federal income taxes) and is restating its previously filed Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and revising its previously filed Consolidated Statements of Cash Flow for the year ended December 31, 2014 to correct for such misstatement by adjusting “Increase in deferred income taxes,” “Change in prepaid and accrued income taxes and utility revenue taxes” and “Change in other assets and liabilities” (operating activities).
Management determined it needed to correct the presentation for share-based compensation expense on the Company’s Consolidated Statement of Cash Flows, resulting in a corresponding change in the “Change in other assets and liabilities” amount.
This revision and restatements to correct for such misstatements and other immaterial items do not impact HEI’s and Hawaiian Electric’s previously reported overall net change in cash and cash equivalents in their Consolidated Statements of Cash Flows for any period presented. Additionally, the revision and restatements do not impact HEI’s and Hawaiian Electric’s Consolidated Balance Sheets or Consolidated Statements of Income for any period presented.The Company and Hawaiian Electric have concluded that the impact of the misstatements is not material to the previously issued Consolidated Statements of Cash Flow for the year ended December 31, 2014.

The table below illustrates the effects of the revision or restatements on the previously filed financial statements:

	2014			2013
	As			As
	previously	As		previously	As
(in thousands)	filed	revised	Difference	filed	restated	Difference
Consolidated Statements of Cash Flows and Note 3
HEI consolidated
Cash flows from operating activities
Other amortization	$8,476	$6,795	$(1,681)	N/A	N/A	N/A
Increase in deferred income taxes	59,184	103,916	44,732	N/A	N/A	N/A
Share-based compensation expense	—	9,287	9,287	$—	$7,780	$7,780
Increase/(decrease) in accounts, interest and dividends payable	(92,294)	(67,189)	25,105	(23,153)	12,406	35,559
Change in prepaid and accrued income taxes and utility revenue taxes	12,845	(39,091)	(51,936)	N/A	N/A	N/A
Change in other assets and liabilities	(93,400)	(94,966)	(1,566)	(2,779)	(11,696)	(8,917)
Net cash provided by operating activities	301,479	325,420	23,941	327,146	361,568	34,422
Cash flows from investing activities
Capital expenditures	(339,721)	(364,826)	(25,105)	(353,879)	(389,438)	(35,559)
Cash flows from investing activities-Other	(39)	1,125	1,164	40	1,177	1,137
Net cash used in investing activities	(568,508)	(592,449)	(23,941)	(563,760)	(598,182)	(34,422)
Hawaiian Electric consolidated
Cash flows from operating activities
Other amortization	8,091	6,410	(1,681)	N/A	N/A	N/A
Increase/(decrease) in accounts payable	(90,632)	(65,527)	25,105	(20,828)	14,731	35,559
Change in other assets and liabilities	(62,959)	(62,442)	517	(31,499)	(32,636)	(1,137)
Net cash provided by operating activities	283,054	306,995	23,941	292,443	326,865	34,422
Cash flows from investing activities
Capital expenditures	(311,574)	(336,679)	(25,105)	(342,485)	(378,044)	(35,559)
Cash flows from investing activities-Other	—	1,164	1,164	(230)	907	1,137
Net cash used in investing activities	(269,768)	(293,709)	(23,941)	(310,555)	(344,977)	(34,422)
Note 12
HEI consolidated
Federal current taxes	33,762	(10,970)	(44,732)	N/A	N/A	N/A
Federal deferred taxes	46,427	91,159	44,732	N/A	N/A	N/A
Note 13
HEI consolidated
Property, plant and equipment - unpaid invoices and accruals (in millions)	68	43	(25)	24	(12)	(36)
Hawaiian Electric consolidated
Electric utility property, plant and equipment - unpaid invoices and accruals (in millions)	65	40	(25)	24	(12)	(36)
N/A - Not applicable.

	2012
	As previously	As
(in thousands)	filed	restated	Difference
Consolidated Statements of Cash Flows and Note 3
HEI consolidated
Cash flows from operating activities
Share-based compensation expense	$—	$6,698	$6,698
Increase/(decrease) in accounts, interest and dividends payable	(39,738)	5,497	45,235
Change in other assets and liabilities	(94,734)	(102,275)	(7,541)
Net cash provided by operating activities	234,542	278,934	44,392
Cash flows from investing activities
Capital expenditures	(325,480)	(370,715)	(45,235)
Cash flows from investing activities-Other	935	1,778	843
Net cash used in investing activities	(427,047)	(471,439)	(44,392)
Hawaiian Electric consolidated
Cash flows from operating activities
Increase/(decrease) in accounts payable	(38,913)	6,322	45,235
Change in other assets and liabilities	(73,419)	(74,262)	(843)
Net cash provided by operating activities	177,231	221,623	44,392
Cash flows from investing activities
Capital expenditures	(310,091)	(355,326)	(45,235)
Cash flows from investing activities-Other	—	843	843
Net cash used in investing activities	(264,109)	(308,501)	(44,392)
Note 13
HEI consolidated
Property, plant and equipment - unpaid invoices and accruals (in millions)	37	(8)	(45)
Hawaiian Electric consolidated
Electric utility property, plant and equipment - unpaid invoices and accruals (in millions)	37	(8)	(45)
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

Segment financial information was as follows:

(in thousands)	Electric utility	Bank	Other	Total
2014
Revenues from external customers	$2,987,299	$252,497	$(254)	$3,239,542
Intersegment revenues (eliminations)	24	—	(24)	—
Revenues	2,987,323	252,497	(278)	3,239,542
Depreciation and amortization, as revised (1)	172,797	5,399	1,361	179,557
Interest expense, net	64,757	10,808	11,595	87,160
Income (loss) before income taxes	220,361	75,619	(34,058)	261,922
Income taxes (benefit)	80,725	24,127	(13,140)	91,712
Net income (loss)	139,636	51,492	(20,918)	170,210
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	137,641	51,492	(20,813)	168,320
Capital expenditures, as revised (1)	336,679	28,073	74	364,826
Assets (at December 31, 2014)	5,590,457	5,565,241	28,463	11,184,161
2013
Revenues from external customers	$2,980,139	$258,147	$184	$3,238,470
Intersegment revenues (eliminations)	33	—	(33)	—
Revenues	2,980,172	258,147	151	3,238,470
Depreciation and amortization	159,102	4,230	1,396	164,728
Interest expense, net	59,279	10,077	16,200	85,556
Income (loss) before income taxes	194,041	87,059	(33,353)	247,747
Income taxes (benefit)	69,117	29,525	(14,301)	84,341
Net income (loss)	124,924	57,534	(19,052)	163,406
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	122,929	57,534	(18,947)	161,516
Capital expenditures, as restated (1)	378,044	11,193	201	389,438
Assets (at December 31, 2013)	5,087,129	5,243,824	9,091	10,340,044
2012
Revenues from external customers	$3,109,353	$265,539	$103	$3,374,995
Intersegment revenues (eliminations)	86	—	(86)	—
Revenues	3,109,439	265,539	17	3,374,995
Depreciation and amortization	151,496	5,334	1,517	158,347
Interest expense, net	62,055	11,292	16,096	89,443
Income (loss) before income taxes	162,319	89,021	(33,933)	217,407
Income taxes (benefit)	61,048	30,384	(14,573)	76,859
Net income (loss)	101,271	58,637	(19,360)	140,548
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	99,276	58,637	(19,255)	138,658
Capital expenditures, as restated (1)	355,326	14,979	410	370,715
Assets (at December 31, 2012)	5,108,793	5,041,673	(1,334)	10,149,132
(1) As revised or restated - See Note 1, “Summary of significant accounting policies - Revision and restatements of previously issued financial statements.”

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

Consolidating statement of income
Year ended December 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$2,142,245	422,200	422,965	—	(87)	[1]	$2,987,323
Expenses
Fuel oil	821,246	117,215	193,224	—	—		1,131,685
Purchased power	537,821	123,226	60,961	—	—		722,008
Other operation and maintenance	283,532	65,471	61,609	—	—		410,612
Depreciation	109,204	35,904	21,279	—	—		166,387
Taxes, other than income taxes	201,426	39,521	39,916	—	—		280,863
Total expenses	1,953,229	381,337	376,989	—	—		2,711,555
Operating income	189,016	40,863	45,976	—	(87)		275,768
Allowance for equity funds used during construction	6,085	472	214	—	—		6,771
Equity in earnings of subsidiaries	40,964	—	—	—	(40,964)	[2]	—
Interest expense and other charges, net	(44,041)	(11,030)	(9,773)	—	87	[1]	(64,757)
Allowance for borrowed funds used during construction	2,306	182	91	—	—		2,579
Income before income taxes	194,330	30,487	36,508	—	(40,964)		220,361
Income taxes	55,609	11,264	13,852	—	—		80,725
Net income	138,721	19,223	22,656	—	(40,964)		139,636
Preferred stock dividends of subsidiaries	—	534	381	—	—		915
Net income attributable to Hawaiian Electric	138,721	18,689	22,275	—	(40,964)		138,721
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—	—		1,080
Net income for common stock	$137,641	18,689	22,275	—	(40,964)		$137,641

Consolidating statement of comprehensive income
Year ended December 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$137,641	18,689	22,275	—	(40,964)		$137,641
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net losses arising during the period, net of tax benefits	(218,608)	(28,725)	(29,352)	—	58,077	[1]	(218,608)
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	10,212	1,270	1,090	—	(2,360)	[1]	10,212
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	207,833	27,437	28,257	—	(55,694)	[1]	207,833
Other comprehensive loss, net of tax benefits	(563)	(18)	(5)	—	23		(563)
Comprehensive income attributable to common shareholder	$137,078	18,671	22,270	—	(40,941)		$137,078

Consolidating statement of income
Year ended December 31, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$2,124,174	431,517	424,603	—	(122)	[1]	$2,980,172
Expenses
Fuel oil	851,365	125,516	208,671	—	—		1,185,552
Purchased power	527,839	128,368	54,474	—	—		710,681
Other operation and maintenance	283,768	61,418	58,081	3	—		403,270
Depreciation	99,738	34,188	20,099	—	—		154,025
Taxes, other than income taxes	200,962	40,092	40,077	—	—		281,131
Impairment of utility assets	—	—	—	—	—		—
Total expenses	1,963,672	389,582	381,402	3	—		2,734,659
Operating income (loss)	160,502	41,935	43,201	(3)	(122)		245,513
Allowance for equity funds used during construction	4,495	643	423	—	—		5,561
Equity in earnings of subsidiaries	41,410	—	—	—	(41,410)	[2]	—
Interest expense and other charges, net	(39,107)	(11,341)	(8,953)		122	[1]	(59,279)
Allowance for borrowed funds used during construction	1,814	263	169	—	—		2,246
Income (loss) before income taxes	169,114	31,500	34,840	(3)	(41,410)		194,041
Income taxes	45,105	10,830	13,182	—	—		69,117
Net income (loss)	124,009	20,670	21,658	(3)	(41,410)		124,924
Preferred stock dividends of subsidiaries	—	534	381	—	—		915
Net income (loss) attributable to Hawaiian Electric	124,009	20,136	21,277	(3)	(41,410)		124,009
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—	—		1,080
Net income (loss) for common stock	$122,929	20,136	21,277	(3)	(41,410)		$122,929

Consolidating statement of comprehensive income (loss)
Year ended December 31, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Net income (loss) for common stock	$122,929	20,136	21,277	(3)	(41,410)		$122,929
Other comprehensive income, net of taxes:
Retirement benefit plans:
Net gains arising during the period, net of taxes	203,479	30,542	27,820	—	(58,362)	[1]	203,479
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	20,694	2,880	2,557	—	(5,437)	[1]	20,694
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of tax benefits	(222,595)	(33,277)	(30,254)	—	63,531	[1]	(222,595)
Other comprehensive income, net of tax benefits	1,578	145	123	—	(268)		1,578
Comprehensive income (loss) attributable to common shareholder	$124,507	20,281	21,400	(3)	(41,678)		$124,507

Consolidating statement of income
Year ended December 31, 2012

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$2,228,233	441,013	440,270	—	(77)	[1]	$3,109,439
Expenses
Fuel oil	945,246	116,866	235,307	—	—		1,297,419
Purchased power	540,802	145,386	38,052	—	—		724,240
Other operation and maintenance	266,208	60,447	70,771	3	—		397,429
Depreciation	90,783	33,337	20,378	—	—		144,498
Taxes, other than income taxes	209,943	41,370	41,528	—	—		292,841
Impairment of utility assets	29,000	5,500	5,500	—	—		40,000
Total expenses	2,081,982	402,906	411,536	3	—		2,896,427
Operating income (loss)	146,251	38,107	28,734	(3)	(77)		213,012
Allowance for equity funds used during construction	5,735	585	687	—	—		7,007
Equity in earnings of subsidiaries	28,836	—	—	—	(28,836)	[2]	—
Interest expense and other charges, net	(40,842)	(12,066)	(9,224)	—	77	[1]	(62,055)
Allowance for borrowed funds used during construction	3,642	235	478	—	—		4,355
Income (loss) before income taxes	143,622	26,861	20,675	(3)	(28,836)		162,319
Income taxes	43,266	10,115	7,667	—	—		61,048
Net income (loss)	100,356	16,746	13,008	(3)	(28,836)		101,271
Preferred stock dividends of subsidiaries	—	534	381	—	—		915
Net income (loss) attributable to Hawaiian Electric	100,356	16,212	12,627	(3)	(28,836)		100,356
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—	—		1,080
Net income (loss) for common stock	$99,276	16,212	12,627	(3)	(28,836)		$99,276

Consolidating statement of comprehensive income (loss)
Year ended December 31, 2012

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Net income (loss) for common stock	$99,276	16,212	12,627	(3)	(28,836)		$99,276
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net losses arising during the period, net of tax benefits	(90,082)	(13,577)	(10,935)	—	24,512	[1]	(90,082)
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	13,673	2,101	1,771	—	(3,872)	[1]	13,673
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of tax benefits	75,471	11,442	9,093	—	(20,535)	[1]	75,471
Other comprehensive loss, net of tax benefits	(938)	(34)	(71)	—	105		(938)
Comprehensive income (loss) attributable to common shareholder	$98,338	16,178	12,556	(3)	(28,731)		$98,338

Consolidating balance sheet
December 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,819	5,464	3,016	—	—		$52,299
Plant and equipment	3,782,438	1,179,032	1,048,012	—	—		6,009,482
Less accumulated depreciation	(1,253,866)	(473,933)	(447,711)	—	—		(2,175,510)
Construction in progress	134,376	12,421	11,819	—	—		158,616
Utility property, plant and equipment, net	2,706,767	722,984	615,136	—	—		4,044,887
Nonutility property, plant and equipment, less accumulated depreciation	4,950	82	1,531	—	—		6,563
Total property, plant and equipment, net	2,711,717	723,066	616,667	—	—		4,051,450
Investment in wholly-owned subsidiaries, at equity	538,639	—	—	—	(538,639)	[2]	0
Current assets
Cash and equivalents	12,416	612	633	101	—		13,762
Advances to affiliates	16,100	—	—	—	(16,100)	[1]	—
Customer accounts receivable, net	111,462	24,222	22,800	—	—		158,484
Accrued unbilled revenues, net	103,072	15,926	18,376	—	—		137,374
Other accounts receivable, net	9,980	981	2,246	—	(8,924)	[1]	4,283
Fuel oil stock, at average cost	74,515	13,800	17,731	—	—		106,046
Materials and supplies, at average cost	33,154	6,664	17,432	—	—		57,250
Prepayments and other	44,680	8,611	13,567	—	(475)	[3]	66,383
Regulatory assets	58,550	6,745	6,126	—	—		71,421
Total current assets	463,929	77,561	98,911	101	(25,499)		615,003
Other long-term assets
Regulatory assets	623,784	107,454	102,788	—	(183)	[1]	833,843
Unamortized debt expense	5,640	1,438	1,245	—	—		8,323
Other	53,106	15,366	13,366	—	—		81,838
Total other long-term assets	682,530	124,258	117,399	—	(183)		924,004
Total assets	$4,396,815	924,885	832,977	101	(564,321)		$5,590,457
Capitalization and liabilities
Capitalization
Common stock equity	$1,682,144	281,846	256,692	101	(538,639)	[2]	$1,682,144
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—		34,293
Long-term debt, net	830,546	190,000	186,000	—	—		1,206,546
Total capitalization	2,534,983	478,846	447,692	101	(538,639)		2,922,983
Current liabilities
Current portion of long-term debt	—	—	—	—	—		—
Short-term borrowings-affiliate	—	10,500	5,600	—	(16,100)	[1]	—
Accounts payable	122,433	23,728	17,773	—	—		163,934
Interest and preferred dividends payable	15,407	3,989	2,931	—	(11)	[1]	22,316
Taxes accrued	176,339	37,548	36,807	—	(292)	[3]	250,402
Regulatory liabilities	191	—	441	—	—		632
Other	48,282	9,866	16,094	—	(9,096)	[1]	65,146
Total current liabilities	362,652	85,631	79,646	—	(25,499)		502,430
Deferred credits and other liabilities
Deferred income taxes	429,515	90,119	83,238	—	—		602,872
Regulatory liabilities	236,727	77,707	29,966	—	(183)	[1]	344,217
Unamortized tax credits	49,865	14,902	14,725	—	—		79,492
Defined benefit pension and other postretirement benefit plans liability	446,888	72,547	75,960	—	—		595,395
Other	52,446	10,658	13,532	—	—		76,636
Total deferred credits and other liabilities	1,215,441	265,933	217,421	—	(183)		1,698,612
Contributions in aid of construction	283,739	94,475	88,218	—	—		466,432
Total capitalization and liabilities	$4,396,815	924,885	832,977	101	(564,321)		$5,590,457

Consolidating balance sheet
December 31, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,407	5,460	3,016	—	—		$51,883
Plant and equipment	3,558,569	1,136,923	1,006,383	—	—		5,701,875
Less accumulated depreciation	(1,222,129)	(453,721)	(435,379)	—	—		(2,111,229)
Construction in progress	124,494	7,709	11,030	—	—		143,233
Utility property, plant and equipment, net	2,504,341	696,371	585,050	—	—		3,785,762
Nonutility property, plant and equipment, less accumulated depreciation	4,953	82	1,532	—	—		6,567
Total property, plant and equipment, net	2,509,294	696,453	586,582	—	—		3,792,329
Investment in wholly-owned subsidiaries, at equity	523,674	—	—	—	(523,674)	[2]	—
Current assets
Cash and equivalents	61,245	1,326	153	101	—		62,825
Advances to affiliates	6,839	1,000	—	—	(7,839)	[1]	—
Customer accounts receivable, net	121,282	28,088	26,078	—	—		175,448
Accrued unbilled revenues, net	107,752	17,100	19,272	—	—		144,124
Other accounts receivable, net	16,373	4,265	2,451	—	(9,027)	[1]	14,062
Fuel oil stock, at average cost	99,613	14,178	20,296	—	—		134,087
Materials and supplies, at average cost	37,377	6,883	14,784	—	—		59,044
Prepayments and other	29,798	8,334	16,140	—	(1,415)	[3]	52,857
Regulatory assets	54,979	6,931	7,828	—	—		69,738
Total current assets	535,258	88,105	107,002	101	(18,281)		712,185
Other long-term assets
Regulatory assets	381,346	64,552	60,288	—	—		506,186
Unamortized debt expense	6,051	1,580	1,372	—	—		9,003
Other	42,163	11,270	13,993	—	—		67,426
Total other long-term assets	429,560	77,402	75,653	—	—		582,615
Total assets	$3,997,786	861,960	769,237	101	(541,955)		$5,087,129
Capitalization and liabilities
Capitalization
Common stock equity	$1,593,564	274,802	248,771	101	(523,674)	[2]	$1,593,564
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—		34,293
Long-term debt, net	830,547	189,998	186,000	—	—		1,206,545
Total capitalization	2,446,404	471,800	439,771	101	(523,674)		2,834,402
Current liabilities
Current portion of long-term debt	—	11,400	—	—	—		11,400
Short-term borrowings-affiliate	1,000	—	6,839	—	(7,839)	[1]	—
Accounts payable	145,062	24,383	20,114	—	—		189,559
Interest and preferred dividends payable	15,190	3,885	2,585	—	(8)	[1]	21,652
Taxes accrued	175,790	37,899	37,171	—	(1,415)	[3]	249,445
Regulatory liabilities	1,705	—	211	—	—		1,916
Other	48,443	9,033	15,424	—	(9,019)	[1]	63,881
Total current liabilities	387,190	86,600	82,344	—	(18,281)		537,853
Deferred credits and other liabilities
Deferred income taxes	359,621	79,947	67,593	—	—		507,161
Regulatory liabilities	235,786	76,475	35,122	—	—		347,383
Unamortized tax credits	44,931	14,245	14,363	—	—		73,539
Defined benefit pension and other postretirement benefit plans liability	202,396	28,427	31,339	—	—		262,162
Other	63,374	14,703	13,658	—	—		91,735
Total deferred credits and other liabilities	906,108	213,797	162,075	—	—		1,281,980
Contributions in aid of construction	258,084	89,763	85,047	—	—		432,894
Total capitalization and liabilities	$3,997,786	861,960	769,237	101	(541,955)		$5,087,129

Consolidating statements of changes in common stock equity

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2011	$1,402,841	280,468	235,568	107	(516,143)	$1,402,841
Net income (loss) for common stock	99,276	16,212	12,627	(3)	(28,836)	99,276
Other comprehensive loss, net of tax benefits	(938)	(34)	(71)	—	105	(938)
Issuance of common stock, net of expenses	44,001	—	—	—	—	44,001
Common stock dividends	(73,044)	(27,738)	(19,197)	—	46,935	(73,044)
Balance, December 31, 2012	$1,472,136	268,908	228,927	104	(497,939)	$1,472,136
Net income (loss) for common stock	122,929	20,136	21,277	(3)	(41,410)	122,929
Other comprehensive income, net of taxes	1,578	145	123	—	(268)	1,578
Issuance of common stock, net of expenses	78,499	—	12,461	—	(12,461)	78,499
Common stock dividends	(81,578)	(14,387)	(14,017)	—	28,404	(81,578)
Balance, December 31, 2013	$1,593,564	274,802	248,771	101	(523,674)	$1,593,564
Net income for common stock	137,641	18,689	22,275	—	(40,964)	137,641
Other comprehensive loss, net of tax benefits	(563)	(18)	(5)	—	23	(563)
Issuance of common stock, net of expenses	39,994	—	—	—	—	39,994
Common stock dividends	(88,492)	(11,627)	(14,349)	—	25,976	(88,492)
Balance, December 31, 2014	$1,682,144	281,846	256,692	101	(538,639)	$1,682,144

Consolidating statement of cash flows
Year ended December 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$138,721	19,223	22,656	—	(40,964)	[2]	$139,636
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings	(41,064)	—	—	—	40,964	[2]	(100)
Common stock dividends received from subsidiaries	26,076	—	—	—	(25,976)	[2]	100
Depreciation of property, plant and equipment	109,204	35,904	21,279	—	—		166,387
Other amortization (1)	1,749	2,596	2,065	—	—		6,410
Increase in deferred income taxes	56,901	12,083	13,963	—	—		82,947
Change in tax credits, net	4,998	680	384	—	—		6,062
Allowance for equity funds used during construction	(6,085)	(472)	(214)	—	—		(6,771)
Change in cash overdraft	—	—	(1,038)	—	—		(1,038)
Changes in assets and liabilities:
Decrease in accounts receivable	16,213	7,150	3,483	—	(103)	[1]	26,743
Decrease in accrued unbilled revenues	4,680	1,174	896	—	—		6,750
Decrease in fuel oil stock	25,098	378	2,565	—	—		28,041
Decrease (increase) in materials and supplies	4,223	219	(2,648)	—	—		1,794
Increase in regulatory assets	(14,620)	(3,357)	977	—	—		(17,000)
Decrease in accounts payable (2)	(56,044)	(6,645)	(2,838)	—	—		(65,527)
Change in prepaid and accrued income taxes and revenue taxes	(4,166)	(3,251)	3,381	—	—		(4,036)
Decrease in defined benefit pension and other postretirement benefit plans liability	(562)	—	(399)	—	—		(961)
Change in other assets and liabilities (3)	(46,636)	(12,577)	(3,332)	—	103	[1]	(62,442)
Net cash provided by operating activities	218,686	53,105	61,180	—	(25,976)		306,995
Cash flows from investing activities
Capital expenditures (4)	(237,970)	(49,895)	(48,814)	—	—		(336,679)
Contributions in aid of construction	30,021	7,695	4,090	—	—		41,806
Advances from affiliates	(9,261)	1,000	—	—	8,261	[1]	—
Other (5)	604	492	68	—	—		1,164
Investment in consolidated subsidiary	—	—	—	—	—		—
Net cash used in investing activities	(216,606)	(40,708)	(44,656)	—	8,261		(293,709)
Cash flows from financing activities
Common stock dividends	(88,492)	(11,627)	(14,349)	—	25,976	[2]	(88,492)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from issuance of common stock	40,000	—	—	—	—		40,000
Proceeds from issuance of long-term debt	—	—	—	—	—		—
Repayment of long-term debt	—	(11,400)	—	—	—		(11,400)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(1,000)	10,500	(1,239)	—	(8,261)	[2]	—
Other	(337)	(50)	(75)	—	—		(462)
Net cash used in financing activities	(50,909)	(13,111)	(16,044)	—	17,715		(62,349)
Net increase (decrease) in cash and cash equivalents	(48,829)	(714)	480	—	—		(49,063)
Cash and cash equivalents, January 1	61,245	1,326	153	101	—		62,825
Cash and cash equivalents, December 31	$12,416	612	633	101	—		$13,762
(1) Prior to revision, other amortization for Maui Electric and Hawaiian Electric Consolidated were $3,746 and $8,091, respectively.
(2) Prior to revision, decrease in accounts payable for Hawaiian Electric, Hawaii Electric Light, Maui Electric and Hawaiian Electric Consolidated, were $(74,276), $(8,490), $(7,866) and $(90,632), respectively.
(3) Prior to revision, changes in other assets and liabilities for Hawaiian Electric, Hawaii Electric Light, Maui Electric, Consolidating adjustments and Hawaiian Electric Consolidated were $(46,032), $(12,085), $(4,945), $103 and $(62,959), respectively.
(4) Prior to revision, capital expenditures for Hawaiian Electric, Hawaii Electric Light, Maui Electric and Hawaiian Electric Consolidated, were $(219,738), $(48,050), $(43,786) and $(311,574), respectively.
(5) Prior to revision, cash flows from investing activities-other for Hawaiian Electric, Hawaii Electric Light, Maui Electric and Hawaiian Electric Consolidated, were nil.

Consolidating statement of cash flows
Year ended December 31, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
	As restated	As restated	As restated				As restated
Cash flows from operating activities
Net income (loss)	$124,009	20,670	21,658	(3)	(41,410)	[2]	$124,924
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Equity in earnings	(41,510)	—	—	—	41,410	[2]	(100)
Common stock dividends received from subsidiaries	28,505	—	—	—	(28,405)	[2]	100
Depreciation of property, plant and equipment	99,738	34,188	20,099	—	—		154,025
Other amortization	554	1,979	2,544	—	—		5,077
Increase in deferred income taxes	41,409	10,569	12,529	—	—		64,507
Change in tax credits, net	5,152	818	1,047	—	—		7,017
Allowance for equity funds used during construction	(4,495)	(643)	(423)	—	—		(5,561)
Change in cash overdraft	—	—	1,038	—	—		1,038
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	49,974	(1,459)	1,178	—	(248)	[1]	49,445
Decrease (increase) in accrued unbilled revenues	(7,152)	(2,707)	33	—	—		(9,826)
Decrease in fuel oil stock	23,563	1,307	2,462	—	—		27,332
Increase in materials and supplies	(5,598)	(1,547)	(814)	—	—		(7,959)
Increase in regulatory assets	(46,047)	(9,237)	(10,177)	—	—		(65,461)
Increase (decrease) in accounts payable (1)	18,527	1,525	(5,321)	—	—		14,731
Change in prepaid and accrued income taxes and revenue taxes	4,632	(4,114)	(2,546)	—	—		(2,028)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	2,325	(1)	(84)	—	—		2,240
Change in other assets and liabilities (2)	(18,618)	(6,513)	(7,753)	—	248	[1]	(32,636)
Net cash provided by (used in) operating activities	274,968	44,835	35,470	(3)	(28,405)		326,865
Cash flows from investing activities
Capital expenditures (3)	(262,562)	(58,416)	(57,066)	—	—		(378,044)
Contributions in aid of construction	21,686	7,590	2,884	—	—		32,160
Advances from affiliates	2,561	17,050	—	—	(19,611)	[1]	—
Other (4)	677	21	209	—	—		907
Investment in consolidated subsidiary	(12,461)	—	—	—	12,461	[2]	—
Net cash used in investing activities	(250,099)	(33,755)	(53,973)	—	(7,150)		(344,977)
Cash flows from financing activities
Common stock dividends	(81,578)	(14,388)	(14,017)	—	28,405	[2]	(81,578)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from the issuance of common stock	78,500	—	12,461	—	(12,461)	[2]	78,500
Proceeds from the issuance of long-term debt	140,000	56,000	40,000	—	—		236,000
Repayment of long-term debt	(90,000)	(56,000)	(20,000)	—	—		(166,000)
Net decrease in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(17,050)	—	(2,561)	—	19,611	[1]	—
Other	(681)	(273)	(195)	—	—		(1,149)
Net cash provided by (used in) financing activities	28,111	(15,195)	15,307	—	35,555		63,778
Net increase (decrease) in cash and cash equivalents	52,980	(4,115)	(3,196)	(3)	—		45,666
Cash and cash equivalents, January 1	8,265	5,441	3,349	104	—		17,159
Cash and cash equivalents, December 31	$61,245	1,326	153	101	—		$62,825
(1) Prior to restatement, decrease in accounts payable for Hawaiian Electric, Hawaii Electric Light, Maui Electric and Hawaiian Electric Consolidated, were $(6,136), $(4,756), $(9,936) and $(20,828), respectively.
(2) Prior to restatement,changes in other assets and liabilities for Hawaiian Electric, Hawaii Electric Light, Maui Electric, Consolidating adjustments and Hawaiian Electric Consolidated were $(17,941), $(6,262), $(7,544), $248 and $(31,499), respectively.
(3) Prior to restatement, capital expenditures for Hawaiian Electric, Hawaii Electric Light, Maui Electric and Hawaiian Electric Consolidated, were $(237,899), $(52,135), $(52,451) and $(342,485), respectively.
(4) Prior to restatement, cash flows from investing activities-other for Hawaiian Electric, Hawaii Electric Light, Maui Electric and Hawaiian Electric Consolidated, were nil, $(230), nil and $(230), respectively.

Consolidating statement of cash flows
Year ended December 31, 2012

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
	As restated	As restated	As restated				As restated
Cash flows from operating activities
Net income (loss)	$100,356	16,746	13,008	(3)	(28,836)	[2]	$101,271
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Equity in earnings	(28,936)	—	—	—	28,836	[2]	(100)
Common stock dividends received from subsidiaries	47,035	—	—	—	(46,935)	[2]	100
Depreciation of property, plant and equipment	90,783	33,337	20,378	—	—		144,498
Other amortization	1,508	3,252	2,238	—	—		6,998
Impairment of utility assets	29,000	5,500	5,500	—	—		40,000
Increase in deferred income taxes	66,968	7,457	12,453	—	—		86,878
Change in tax credits, net	5,006	522	547	—	—		6,075
Allowance for equity funds used during construction	(5,735)	(585)	(687)	—	—		(7,007)
Changes in assets and liabilities:
Increase in accounts receivable	(48,451)	(1,106)	(2,164)	—	4,717	[1]	(47,004)
Decrease (increase) in accrued unbilled revenues	2,728	4,106	(3,306)	—	—		3,528
Decrease in fuel oil stock	4,861	3,732	1,536	—	—		10,129
Increase in materials and supplies	(6,683)	(636)	(578)	—	—		(7,897)
Increase in regulatory assets	(55,605)	(9,649)	(7,147)	—	—		(72,401)
Increase (decrease) in accounts payable (1)	6,329	(5,774)	5,767	—	—		6,322
Change in prepaid and accrued income taxes and revenue taxes	19,871	1,935	3,433	—	—		25,239
Decrease in defined benefit pension and other postretirement benefits plans liability	(434)	(191)	(119)	—	—		(744)
Change in other assets and liabilities (2)	(45,366)	(11,335)	(12,843)	(1)	(4,717)	[1]	(74,262)
Net cash provided by (used in) operating activities	183,235	47,311	38,016	(4)	(46,935)		221,623
Cash flows from investing activities
Capital expenditures (3)	(271,864)	(43,396)	(40,066)	—	—		(355,326)
Contributions in aid of construction	32,285	8,184	5,513	—	—		45,982
Other (4)	486	192	165	—	—		843
Advances from (to) affiliates	(9,400)	28,100	18,500	—	(37,200)	[1]	—
Net cash used in investing activities	(248,493)	(6,920)	(15,888)	—	(37,200)		(308,501)
Cash flows from financing activities
Common stock dividends	(73,044)	(27,738)	(19,197)	—	46,935	[2]	(73,044)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from the issuance of long-term debt	367,000	31,000	59,000	—	—		457,000
Proceeds from issuance of common stock	44,000	—	—	—	—		44,000
Repayment of long-term debt	(259,580)	(41,200)	(67,720)	—	—		(368,500)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(46,600)	—	9,400	—	37,200	[1]	—
Other	(1,992)	139	(377)	—	—		(2,230)
Net cash provided by (used in) financing activities	28,704	(38,333)	(19,275)	—	84,135		55,231
Net increase (decrease) in cash and cash equivalents	(36,554)	2,058	2,853	(4)	—		(31,647)
Cash and cash equivalents, January 1	44,819	3,383	496	108	—		48,806
Cash and cash equivalents, December 31	$8,265	5,441	3,349	104	—		$17,159
(1) Prior to restatement, increase (decrease) in accounts payable for Hawaiian Electric, Hawaii Electric Light, Maui Electric and Hawaiian Electric Consolidated, were $(31,743), $(8,110), $940 and $(38,913), respectively.
(2) Prior to restatement,changes in other assets and liabilities for Hawaiian Electric, Hawaii Electric Light, Maui Electric, Other subsidiaries, Consolidating adjustments and Hawaiian Electric Consolidated were $(44,880), $(11,143), $(12,678), $(1),$(4,717) and $(73,419), respectively.
(3) Prior to restatement, capital expenditures for Hawaiian Electric, Hawaii Electric Light, Maui Electric and Hawaiian Electric Consolidated, were $(233,792), $(41,060), $(35,239) and $(310,091), respectively.
(4) Prior to restatement, cash flows from investing activities-other for Hawaiian Electric, Hawaii Electric Light, Maui Electric and Hawaiian Electric Consolidated, were nil.

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
HEI consolidated. The defined benefit pension plans with accumulated benefit obligations (ABOs), which do not consider projected pay increases (unlike the PBOs shown in the table above), in excess of plan assets as of December 31, 2014 and 2013, had aggregate ABOs of $1.5 billion and $1.2 billion, respectively, and plan assets of $1.2 billion and $1.1 billion, respectively. The defined benefit pension plans with PBOs in excess of plan assets as of December 31, 2014, had aggregate PBOs of $1.7 billion and plan assets of $1.2 billion. The defined benefit pension plans with PBOs in excess of plan assets as of December 31, 2013, had aggregate PBOs of $1.4 billion and plan assets of $1.1 billion. As of December 31, 2014, the other postretirement benefit plans shown in the table above had ABOs in excess of plan assets. As of December 31, 2013, the other postretirement benefit plans with ABOs in excess of plan assets had aggregate ABOs of $0.4 million and plan assets of nil .
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

12 · Income taxes
The components of income taxes attributable to net income for common stock were as follows:

	HEI consolidated			Hawaiian Electric consolidated
Years ended December 31	2014	2013	2012	2014	2013	2012
(in thousands)
Federal
Current, as revised (1)	$(10,970)	$(1,520)	$(15,411)	$1,108	$1,313	$(26,965)
Deferred, as revised (1)	91,159	73,680	82,138	68,775	58,024	79,437
Deferred tax credits, net	—	224	187	—	224	186
	80,189	72,384	66,914	69,883	59,561	52,658
State
Current	(7,339)	(1,555)	(4,654)	(9,436)	(3,720)	(4,940)
Deferred	12,756	6,719	8,710	14,172	6,483	7,441
Deferred tax credits, net	6,106	6,793	5,889	6,106	6,793	5,889
	11,523	11,957	9,945	10,842	9,556	8,390
Total	$91,712	$84,341	$76,859	$80,725	$69,117	$61,048
(1) As revised for HEI consolidated by $(44,732) for "Current" and $44,732 for "Deferred" for the year ended December 31, 2014 - See Note 1, “Summary of significant accounting policies - Revision and restatements of previously issued financial statements.”
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

13 · Cash flows

Years ended December 31	2014	2013	2012
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates	$84	$85	$84
Income taxes paid	47	18	17
Income taxes refunded	24	4	31
Hawaiian Electric consolidated
Interest paid to non-affiliates	61	59	57
Income taxes paid	6	6	6
Income taxes refunded	8	32	9
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment-unpaid invoices and accruals, as revised for 2014 and restated for 2013 and 2012 (1)	43	(12)	(8)
Common stock dividends reinvested in HEI common stock [1]	—	24	24
Loans transferred from held for investment to held for sale	—	25	—
Real estate acquired in settlement of loans	3	4	11
Obligations to fund low income housing investments, net	14	1	—
Hawaiian Electric consolidated
Electric utility property, plant and equipment
AFUDC-equity	7	6	7
Estimated fair value of noncash contributions in aid of construction	3	5	10
Unpaid invoices and accruals, as revised for 2014 and restated for 2013 and 2012 (1)	40	(12)	(8)
(1) As revised or restated - See Note 1, “Summary of significant accounting policies - Revision and restatements of previously issued financial statements.”

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
For 2014 and 2013, the changes in Level 3 assets were as follows:

	2014		2013
(in thousands)	Pension benefits	Other benefits	Pension benefits	Other benefits
Balance, January 1	$580	$18	$581	$18
Realized and unrealized losses	(203)	(6)	(1)	—
Purchases and settlements, net	(282)	(8)	—	—
Balance, December 31	$95	$4	$580	$18

17 · Quarterly information (unaudited)
Selected quarterly information was as follows:

	Quarters ended				Years ended
(in thousands, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31	December 31
HEI consolidated
2014
Revenues	$783,749	$798,657	$867,096	$790,040	$3,239,542
Operating income	88,306	82,275	91,102	67,241	328,924
Net income	46,400	41,894	48,286	33,630	170,210
Net income for common stock	45,927	41,421	47,815	33,157	168,320
Basic earnings per common share [1]	0.45	0.41	0.47	0.32	1.65
Diluted earnings per common share [2]	0.45	0.41	0.46	0.32	1.64
Dividends per common share	0.31	0.31	0.31	0.31	1.24
Market price per common share [3]
High	26.80	25.65	26.89	35.00	35.00
Low	24.39	23.04	22.71	26.04	22.71
2013
Revenues	$782,232	$794,567	$829,168	$832,503	$3,238,470
Operating income	68,825	80,207	88,038	78,349	315,419
Net income	34,152	41,061	48,707	39,486	163,406
Net income for common stock	33,679	40,588	48,236	39,013	161,516
Basic earnings per common share [1]	0.34	0.41	0.49	0.39	1.63
Diluted earnings per common share [2]	0.34	0.41	0.48	0.39	1.62
Dividends per common share	0.31	0.31	0.31	0.31	1.24
Market price per common share [3]
High	27.92	28.30	27.24	27.15	28.30
Low	25.50	23.84	24.12	24.51	23.84
Hawaiian Electric consolidated
2014
Revenues	$720,062	$738,429	$803,565	$725,267	$2,987,323
Operating income	70,666	70,068	76,156	58,878	275,768
Net income	35,919	34,729	39,377	29,611	139,636
Net income for common stock	35,420	34,230	38,879	29,112	137,641
2013
Revenues	717,441	728,525	764,054	770,152	2,980,172
Operating income	51,121	58,975	69,853	65,564	245,513
Net income	24,928	29,192	38,315	32,489	124,924
Net income for common stock	24,429	28,693	37,817	31,990	122,929
Note: HEI owns all of Hawaiian Electric's common stock, therefore per share data for Hawaiian Electric is not meaningful.

[1]	The quarterly basic earnings per common share are based upon the weighted-average number of shares of common stock outstanding in each quarter.

[2]	The quarterly diluted earnings per common share are based upon the weighted-average number of shares of common stock outstanding in each quarter plus the dilutive incremental shares at quarter end.

[3]	Market prices of HEI common stock (symbol HE) shown are as reported on the NYSE Composite Tape.

ITEM 9A.	CONTROLS AND PROCEDURES
HEI:
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. At the time that the original Annual Report on Form 10-K for the year ended December 31, 2014 was filed, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014. Subsequent to that evaluation, management, including the Company’s Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014 due to the material weakness in the Company’s internal control over financial reporting described below.
Management's Report on Internal Control Over Financial Reporting (Restated)
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The Company did not maintain effective controls over the preparation and review of its consolidated statement of cash flows. Specifically, controls were not designed to ensure that non-cash transactions were properly identified, evaluated and presented in the statement of cash flows, and Management’s review process was not effective. The control deficiency resulted in the restatement of the net cash provided by operating activities and the net cash used in investing activities for the years ended December 31, 2013 and 2012 and for the three months ended March 31, 2015 and 2014, and the six months ended June 30, 2015 and 2014. The control deficiency resulted in the revision of the net cash provided by operating activities and the net cash used in investing activities for the year ended December 31, 2014 and for the nine months ended September 30, 2014. Additionally, this control deficiency could result in misstatements of the aforementioned accounts that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10- K for the year ended December 31, 2014, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014. The Company has subsequently concluded that the material weakness described above existed as of December 31, 2014. As a result of the material weakness in internal control over financial reporting, the Company’s management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control -

Integrated Framework (2013) issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 53.
Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation
In order to address this material weakness, the Company’s management, with oversight from its Audit Committee of the Board of Directors of HEI, has taken steps and plans to take additional measures to remediate the underlying causes of the material weakness. The Company’s remediation plans related to the review of the Consolidated Statements of Cash Flows include a roll forward reconciliation and review of the capital expenditures amount included in the Consolidated Statements of Cash Flows, and enhancing templates to facilitate the preparation and review of cash flows. New controls will be implemented, and will be tested for operational effectiveness. Management is committed to maintaining a strong internal control environment and believes this remediation effort will represent an improvement in controls. Management anticipates that the new controls, as or when implemented and when tested for a sufficient period of time, will remediate the material weakness.
Hawaiian Electric:
Disclosure Controls and Procedures
Hawaiian Electric maintains a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by Hawaiian Electric in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and that such information is accumulated and communicated to Hawaiian Electric’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2014, an evaluation was performed under the supervision and with the participation of Hawaiian Electric’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Hawaiian Electric’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. At the time that the original Annual Report on Form 10-K for the year ended December 31, 2014 was filed, Hawaiian Electric’s Principal Executive Officer and Principal Financial Officer concluded that Hawaiian Electric’s disclosure controls and procedures were effective as of December 31, 2014. Subsequent to that evaluation, management, including Hawaiian Electric’s Principal Executive Officer and Principal Financial Officer, concluded that Hawaiian Electric’s disclosure controls and procedures were not effective as of December 31, 2014 due to the material weakness in Hawaiian Electric’s internal control over financial reporting described below.
Management's Report on Internal Control Over Financial Reporting (Restated)
Management of Hawaiian Electric is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended. Hawaiian Electric’s internal control over financial reporting is a process designed, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management did not maintain effective controls over the preparation and review of Hawaiian Electric’s consolidated statement of cash flows. Specifically, controls were not designed to ensure that non-cash transactions were properly identified, evaluated and presented in the statement of cash flows, and Management’s review process was not effective. The control deficiency resulted in the restatement of the net cash provided by operating activities and the net cash used in investing activities for the years ended December 31, 2013 and 2012 and for the three months ended March 31, 2015 and 2014, and the six months ended June 30, 2015 and 2014. The control deficiency resulted in the revision of the net cash provided by operating activities and the net cash used in investing activities for the year ended December 31, 2014 and for the nine months ended September 30, 2014. Additionally, this control deficiency could result in misstatements of the aforementioned accounts that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10- K for the year ended December 31, 2014, Hawaiian Electric’s Principal Executive Officer and Principal Financial Officer concluded that Hawaiian Electric maintained effective internal control over financial reporting as of December 31, 2014. Hawaiian Electric has subsequently concluded that the material weakness described above existed as of December 31, 2014. As a result of the material weakness in internal control over financial reporting, Hawaiian Electric’s management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework (2013) issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.
Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.
Remediation
In order to address this material weakness, Hawaiian Electric’s management, with oversight from its Audit Committee of the Board of Directors of Hawaiian Electric, has taken steps and plans to take additional measures to remediate the underlying causes of the material weakness. Hawaiian Electric’s remediation plans related to the review of the Consolidated Statements of Cash Flows include a roll forward reconciliation and review of the capital expenditures amount included in the Consolidated Statements of Cash Flows, and enhancing templates to facilitate the preparation and review of cash flows. New controls will be implemented, and will be tested for operational effectiveness. Management is committed to maintaining a strong internal control environment and believes this remediation effort will represent an improvement in controls. Management anticipates that the new controls, as or when implemented and when tested for a sufficient period of time, will remediate the material weakness.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial statements
See Item 8 for the combined Consolidated Financial Statements of HEI and Hawaiian Electric.
(a)(2) and (c) Financial statement schedules
The following financial statement schedules for HEI and Hawaiian Electric are included in this report on the pages indicated below:

		Page/s in Amendment No. 1 on Form 10-K/A
		HEI	Hawaiian Electric
Schedule I	Condensed Financial Information of Registrant, Hawaiian Electric Industries, Inc. (Parent Company) at December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012	154-156	NA
Schedule II	Valuation and Qualifying Accounts, Hawaiian Electric Industries, Inc. and subsidiaries and Hawaiian Electric Company, Inc. and subsidiaries for the years ended December 31, 2014, 2013 and 2012	158	158
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

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31	2014	2013	2012
		(As restated)
(in thousands)
Net cash provided by operating activities	$100,794	$82,274	$127,118
Cash flows from investing activities
Capital expenditures	(74)	(201)	(410)
Investments in subsidiaries	(40,000)	(78,500)	(44,000)
Net cash used in investing activities	(40,074)	(78,701)	(44,410)
Cash flows from financing activities
Net increase (decrease) in notes payable to subsidiaries with original maturities of three months or less	(222)	56	(1,797)
Net increase in short-term borrowings with original maturities of three months or less	13,490	21,788	14,873
Proceeds from issuance of long-term debt	125,000	50,000	—
Repayment of long-term debt	(100,000)	(50,000)	(7,000)
Excess tax benefits from share-based payment arrangements	277	430	61
Net proceeds from issuance of common stock	26,898	55,086	23,613
Common stock dividends	(126,458)	(98,383)	(96,202)
Net cash used in financing activities	(61,015)	(21,023)	(66,452)
Net increase (decrease) in cash and equivalents	(295)	(17,450)	16,256
Cash and cash equivalents, January 1	571	18,021	1,765
Cash and cash equivalents, December 31	$276	$571	$18,021
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
The Company has revised its previously issued "Schedule I - Condensed Financial Information of Registrant; Hawaiian Electric Industries, Inc. (Parent Company); Condensed Statements of Cash Flows" for the year ended December 31, 2014 to correct for an error in the presentation of deferred tax expense related to Hawaiian Electric’s net operating loss carryforwards. The Company has restated its previously issued "Schedule I - Condensed Financial Information of Registrant; Hawaiian Electric Industries, Inc. (Parent Company); Condensed Statements of Cash Flows" for the year ended December 31, 2013 to correct for an error in the presentation of deferred tax expense related to Hawaiian Electric’s net operating loss carryforwards. Amounts were reclassified among “increase in deferred income taxes” and “change in prepaid and accrued income taxes”. These adjustments are not considered material, individually or in the aggregate, to the previously issued Condensed Statements of Cash Flows for the year ended December 31, 2014. The table below illustrates the effects of these adjustments on the Condensed Statement of Cash Flows for those line items affected. The Company has adjusted the presentation of the Condensed Statements of Cash Flows to reflect a condensed presentation and as such, no longer breaks out the components of operating activities. The below adjustments do not have an impact to total cash provided by operating activities:

(in thousands)	As previously filed	As corrected (1)	Difference
Year ended December 31, 2014
Decrease in deferred income taxes	$(15,913)	$(3,269)	$12,644
Change in prepaid and accrued income taxes	15,867	3,223	(12,644)
Year ended December 31, 2013 (restated)
Increase in deferred income taxes	15,228	1,086	(14,142)
Change in prepaid and accrued income taxes	(15,604)	(1,462)	14,142
(1) The Company has adjusted the presentation of the Condensed Statements of Cash Flows to reflect a condensed presentation and as such, no longer breaks out the components of operating activities.

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

(a)(3) and (b) Exhibits
The Exhibit Index attached to this Form 10-K/A is incorporated herein by reference. The exhibits listed for HEI and Hawaiian Electric are listed in the index under the headings “HEI” and “Hawaiian Electric,” respectively, except that the exhibits listed under “Hawaiian Electric” are also exhibits for HEI.
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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
	(Registrant)		(Registrant)

By	/s/ James A. Ajello	By	/s/ Tayne S. Y. Sekimura
	James A. Ajello		Tayne S. Y. Sekimura
	Executive Vice President and Chief Financial Officer		Senior Vice President and Chief Financial Officer
	(Principal Financial and Accounting Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date:	November 16, 2015	Date:	November 16, 2015

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

10.25
Amendments to Forward Confirmations dated November 3, 2014 between HEI and J.P. Morgan Securities LLC (as agent for JP Morgan Chase Bank, National Association) (Exhibit 10.25 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 1-8503).

11	HEI - Computation of Earnings per Share of Common Stock (Exhibit 11 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 1-8503).

12.1	HEI - Computation of Ratio of Earnings to Fixed Charges (Exhibit 12.1 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 1-8503).

21.1	HEI - Subsidiaries of the Registrant (Exhibit 21.1 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 1-8503).

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer).

*31.2	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of James A. Ajello (HEI Chief Financial Officer).

*32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Hawaiian Electric:
3(i).1	Hawaiian Electric’s Certificate of Amendment of Articles of Incorporation (Exhibit 3.1 to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

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

4.2	Certificate of Trust of HECO Capital Trust III (incorporated by reference to Exhibit 4(a) to Registration No. 333-111073).

Exhibit no.	Description

4.3	Amended and Restated Trust Agreement of HECO Capital Trust III dated as of March 1, 2004 (Exhibit 4(c) to Hawaiian Electric’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

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

Exhibit no.	Description
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

Exhibit no.	Description
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

10.14
Release, Transition and Consulting agreement between Richard M. Rosenblum and Hawaiian Electric dated October 8, 2014 (Exhibit 10.14 to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 1-4955).

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

11	Computation of Earnings Per Share of Common Stock (See note on Hawaiian Electric’s Item 6. Selected Financial Data).

12.2	Hawaiian Electric - Computation of Ratio of Earnings to Fixed Charges (Exhibit 12.2 to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 1-4955).

21.2	Hawaiian Electric - Subsidiaries of the Registrant (Exhibit 21.2 to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 1-4955)

*31.3	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Alan M. Oshima (Hawaiian Electric Chief Executive Officer).

*31.4	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer).

*32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350.

99.1
Hawaiian Electric’s Directors, Executive Officers and Corporate Governance; Hawaiian Electric’s Executive Compensation; Hawaiian Electric’s Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Hawaiian Electric’s Certain Relationships and Related Transactions, and Director Independence; and Hawaiian Electric’s Principal Accounting Fees and Services (Exhibit 99.1 to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 1-4955).