Form 10-Q/A
period 2015-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2015-11-16
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A
Amendment No. 1

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
Hawaiian Electric Industries, Inc. (HEI) is the sole holder of Hawaiian Electric Company, Inc. (Hawaiian Electric) common stock.
This combined Amendment No. 1 on Form 10-Q/A is separately filed by HEI and Hawaiian Electric. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to the other registrant, except that information relating to Hawaiian Electric is also attributed to HEI.

EXPLANATORY NOTE

HEI and Hawaiian Electric are filing this Amendment No. 1 on Form 10-Q/A (the Amended Filing) to amend certain parts of their Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, originally filed with the Securities and Exchange Commission (SEC) on May 6, 2015 (the Original Filing).

Background and Effects of the Restatement

The Audit Committees of the Boards of Directors of HEI and Hawaiian Electric, after consultation with management, concluded on November 4, 2015 that it is necessary to restate HEI’s and Hawaiian Electric’s Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, the six months ended June 30, 2015 and 2014, and the years ended December 31, 2013 and 2012 and to revise HEI’s and Hawaiian Electric’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and the year ended December 31, 2014 for the correction of misstatements related to capital expenditures, changes in accounts payable, changes in deferred income taxes, changes in accrued income taxes, and changes in other assets and liabilities as described below and other immaterial items. This Amended Filing restates HEI’s and Hawaiian Electric’s Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and makes other conforming changes (see “Items Amended in This Filing” below). This restatement does not impact HEI’s and Hawaiian Electric’s previously reported overall net change in cash and cash equivalents in their Consolidated Statements of Cash Flows for any period presented. Additionally, this restatement does not impact HEI’s and Hawaiian Electric’s Consolidated Balance Sheets or Consolidated Statements of Income for any period presented.
Management discovered that the Utilities’ capital expenditures on HEI’s and Hawaiian Electric’s Consolidated Statements of Cash Flows did not correctly account for the beginning of period unpaid invoices and accruals (that were paid in cash during the period) and is restating its previously filed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 to correct for such misstatement by adjusting cash used for “Capital expenditures” (investing activity) and the change in accounts payable (operating activity).
Management also discovered that the eliminating journal entry to offset the Hawaiian Electric consolidated net operating loss deferred tax asset did not properly reflect the adjustment on the components of income taxes (current and deferred federal income taxes) and is restating its previously filed Consolidated Statements of Cash Flows to correct for such misstatement by adjusting “Increase in deferred income taxes,” “Change in prepaid and accrued income taxes and utility revenue taxes” and “Change in other assets and liabilities” for the three months ended March 31, 2015 (operating activities).
The impact of the restatement on the consolidated financial statements for the three months ended March 31, 2015 and 2014 is summarized in Note 1, "Basis of presentation - Restatement of previously issued financial statements" to HEI’s and Hawaiian Electric’s consolidated financial statements included in Part I, Item 1.
Internal Control Over Financial Reporting

Management reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that reassessment, management identified a material weakness and, accordingly, has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014. Management has restated its report on internal control over financial reporting as of December 31, 2014. For a description of the material weakness in internal control over financial reporting and actions taken, and to be taken, to remediate the material weakness, see Part II, Item 9A “Controls and Procedures” of HEI’s and Hawaiian Electric’s amended 2014 Annual Report on Form 10-K/A. Management has also restated conclusions regarding disclosure controls and procedures as noted in Part I, Item 4 “Controls and Procedures” of this amended Quarterly Report on Form 10-Q/A.
Items Amended in This Filing
This Amended Filing amends and restates the following items of the Company's Original Filing as of, and for the three months ended, March 31, 2015 and 2014.
Part I - Item 1. Financial Statements
Part I - Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
Part I - Item 4. Controls and Procedures
Part II - Item 6. Exhibits
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2015

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
1		Consolidated Statements of Income - three months ended March 31, 2015 and 2014
2		Consolidated Statements of Comprehensive Income - three months ended March 31, 2015 and 2014
3		Consolidated Balance Sheets - March 31, 2015 and December 31, 2014
4		Consolidated Statements of Changes in Shareholders’ Equity - three months ended March 31, 2015 and 2014
5		Consolidated Statements of Cash Flows - three months ended March 31, 2015 and 2014
Hawaiian Electric Company, Inc. and Subsidiaries
6		Consolidated Statements of Income - three months ended March 31, 2015 and 2014
6		Consolidated Statements of Comprehensive Income - three months ended March 31, 2015 and 2014
7		Consolidated Balance Sheets - March 31, 2015 and December 31, 2014
8		Consolidated Statements of Changes in Common Stock Equity - three months ended March 31, 2015 and 2014
9		Consolidated Statements of Cash Flows - three months ended March 31, 2015 and 2014
10		Notes to Consolidated Financial Statements
58	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
58		HEI consolidated
61		Electric Utilities
71		Bank
77	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
79	Item 1A.	Risk Factors
79	Item 6.	Exhibits
80	Signatures

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

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2015	2014
Net income for common stock	$31,866	$45,787
Other comprehensive income, net of taxes:
Net unrealized gains on available-for-sale investment securities:
Net unrealized gains on available-for-sale investment securities arising during the period, net of tax benefits of $2,278 and $1,664 for the respective periods	3,451	2,520
Less: reclassification adjustment for net realized gains included in net income, net of taxes of nil and $1,132 for the respective periods	—	(1,715)
Derivatives qualified as cash flow hedges:
Less: reclassification adjustment to net income, net of tax benefits of $37 for both periods	59	59
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $3,486 and $1,796 for the respective periods	5,459	2,813
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $3,127 and $1,598 for the respective periods	(4,911)	(2,510)
Other comprehensive income, net of taxes	4,058	1,167
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$35,924	$46,954

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands)	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$292,168	$175,542
Accounts receivable and unbilled revenues, net	255,365	313,696
Available-for-sale investment securities, at fair value	590,648	550,394
Stock in Federal Home Loan Bank of Seattle, at cost	63,711	69,302
Loans receivable held for investment, net	4,401,504	4,389,033
Loans held for sale, at lower of cost or fair value	9,906	8,424
Property, plant and equipment, net of accumulated depreciation of $2,258,065 and $2,250,950 at the respective dates	4,190,835	4,148,774
Regulatory assets	905,589	905,264
Other	481,531	542,523
Goodwill	82,190	82,190
Total assets	$11,273,447	$11,185,142
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$167,784	$186,425
Interest and dividends payable	25,225	25,336
Deposit liabilities	4,751,328	4,623,415
Short-term borrowings—other than bank	30,500	118,972
Other bank borrowings	312,094	290,656
Long-term debt, net—other than bank	1,506,546	1,506,546
Deferred income taxes	640,778	633,570
Regulatory liabilities	351,712	344,849
Contributions in aid of construction	474,385	466,432
Defined benefit pension and other postretirement benefit plans liability	624,555	632,845
Other	456,338	531,230
Total liabilities	9,341,245	9,360,276
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 107,417,644 shares and 102,565,266 shares at the respective dates	1,624,549	1,521,297
Retained earnings	296,680	296,654
Accumulated other comprehensive loss, net of tax benefits	(23,320)	(27,378)
Total shareholders’ equity	1,897,909	1,790,573
Total liabilities and shareholders’ equity	$11,273,447	$11,185,142

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands, except per share amounts)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2014	102,565	$1,521,297	$296,654	$(27,378)	$1,790,573
Net income for common stock	—	—	31,866	—	31,866
Other comprehensive income, net of taxes	—	—	—	4,058	4,058
Issuance of common stock, net	4,853	103,252	—	—	103,252
Common stock dividends ($0.31 per share)	—	—	(31,840)	—	(31,840)
Balance, March 31, 2015	107,418	$1,624,549	$296,680	$(23,320)	$1,897,909
Balance, December 31, 2013	101,260	$1,488,126	$255,030	$(16,750)	$1,726,406
Net income for common stock	—	—	45,787	—	45,787
Other comprehensive income, net of taxes	—	—	—	1,167	1,167
Issuance of common stock, net	218	3,212	—	—	3,212
Common stock dividends ($0.31 per share)	—	—	(31,448)	—	(31,448)
Balance, March 31, 2014	101,478	$1,491,338	$269,369	$(15,583)	$1,745,124

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Three months ended March 31	2015	2014
	As restated (1)	As restated (1)
(in thousands)
Cash flows from operating activities
Net income	$32,339	$46,260
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	45,865	43,181
Other amortization	2,371	1,609
Provision for loan losses	614	995
Loans receivable originated and purchased, held for sale	(79,070)	(46,998)
Proceeds from sale of loans receivable, held for sale	78,332	48,720
Increase in deferred income taxes	3,828	6,457
Share-based compensation expense	1,754	2,361
Excess tax benefits from share-based payment arrangements	(968)	(164)
Allowance for equity funds used during construction	(1,413)	(1,609)
Change in cash overdraft	—	(1,038)
Changes in assets and liabilities
Decrease in accounts receivable and unbilled revenues, net	58,331	22,352
Decrease (increase) in fuel oil stock	20,731	(34,260)
Increase in regulatory assets	(10,827)	(9,258)
Increase in accounts, interest and dividends payable	22,053	15,306
Change in prepaid and accrued income taxes and utility revenue taxes	(9,461)	(19,474)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	123	(818)
Change in other assets and liabilities	(25,992)	(29,931)
Net cash provided by operating activities	138,610	43,691
Cash flows from investing activities
Available-for-sale investment securities purchased	(63,370)	(79,912)
Principal repayments on available-for-sale investment securities	28,486	15,597
Proceeds from sale of available-for-sale investment securities	—	79,564
Redemption of stock from Federal Home Loan Bank	5,590	5,848
Net increase in loans held for investment	(12,524)	(37,887)
Proceeds from sale of real estate acquired in settlement of loans	606	1,429
Capital expenditures	(123,527)	(90,442)
Contributions in aid of construction	9,145	6,958
Other	3,549	343
Net cash used in investing activities	(152,045)	(98,502)
Cash flows from financing activities
Net increase in deposit liabilities	127,913	105,510
Net increase (decrease) in short-term borrowings with original maturities of three months or less	(88,472)	30,887
Net increase in retail repurchase agreements	21,451	141
Excess tax benefits from share-based payment arrangements	968	164
Net proceeds from issuance of common stock	104,468	3,054
Common stock dividends	(31,829)	(31,435)
Preferred stock dividends of subsidiaries	(473)	(473)
Other	(3,965)	(3,953)
Net cash provided by financing activities	130,061	103,895
Net increase in cash and cash equivalents	116,626	49,084
Cash and cash equivalents, beginning of period	175,542	220,036
Cash and cash equivalents, end of period	$292,168	$269,120

(1) As restated - See Note 1, “Basis of presentation - Restatement of previously issued financial statements.”

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

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2015	2014
Net income for common stock	$26,874	$35,420
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $3,141 and $1,605 for the respective periods	4,933	2,519
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $3,127 and $1,598 for the respective periods	(4,911)	(2,510)
Other comprehensive income, net of taxes	22	9
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$26,896	$35,429

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	March 31, 2015	December 31, 2014
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,022	$52,299
Plant and equipment	6,066,523	6,009,482
Less accumulated depreciation	(2,189,090)	(2,175,510)
Construction in progress	164,851	158,616
Utility property, plant and equipment, net	4,094,306	4,044,887
Nonutility property, plant and equipment, less accumulated depreciation of $1,228 and $1,227 at respective dates	6,562	6,563
Total property, plant and equipment, net	4,100,868	4,051,450
Current assets
Cash and cash equivalents	8,120	13,762
Customer accounts receivable, net	124,995	158,484
Accrued unbilled revenues, net	109,494	137,374
Other accounts receivable, net	8,668	4,283
Fuel oil stock, at average cost	85,315	106,046
Materials and supplies, at average cost	58,607	57,250
Prepayments and other	43,355	66,383
Regulatory assets	102,745	71,421
Total current assets	541,299	615,003
Other long-term assets
Regulatory assets	802,844	833,843
Unamortized debt expense	8,216	8,323
Other	82,273	81,838
Total other long-term assets	893,333	924,004
Total assets	$5,535,500	$5,590,457
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 15,805,327 shares)	$105,388	$105,388
Premium on capital stock	578,933	578,938
Retained earnings	1,002,046	997,773
Accumulated other comprehensive income, net of income taxes-retirement benefit plans	67	45
Common stock equity	1,686,434	1,682,144
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,206,546	1,206,546
Total capitalization	2,927,273	2,922,983
Commitments and contingencies (Note 4)
Current liabilities
Short-term borrowings from non-affiliates	30,000	—
Accounts payable	138,509	163,934
Interest and preferred dividends payable	24,257	22,316
Taxes accrued	182,872	250,402
Regulatory liabilities	1,174	632
Other	65,989	65,146
Total current liabilities	442,801	502,430
Deferred credits and other liabilities
Deferred income taxes	596,984	602,872
Regulatory liabilities	350,538	344,217
Unamortized tax credits	82,037	79,492
Defined benefit pension and other postretirement benefit plans liability	587,165	595,395
Other	74,317	76,636
Total deferred credits and other liabilities	1,691,041	1,698,612
Contributions in aid of construction	474,385	466,432
Total capitalization and liabilities	$5,535,500	$5,590,457
 The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2014	15,805	$105,388	$578,938	$997,773	$45	$1,682,144
Net income for common stock	—	—	—	26,874	—	26,874
Other comprehensive income, net of taxes	—	—	—	—	22	22
Common stock dividends	—	—	—	(22,601)	—	(22,601)
Common stock issuance expenses	—	—	(5)	—	—	(5)
Balance, March 31, 2015	15,805	$105,388	$578,933	$1,002,046	$67	$1,686,434
Balance, December 31, 2013	15,429	$102,880	$541,452	$948,624	$608	$1,593,564
Net income for common stock	—	—	—	35,420	—	35,420
Other comprehensive income, net of taxes	—	—	—	—	9	9
Common stock dividends	—	—	—	(22,707)	—	(22,707)
Common stock issuance expenses	—	—	(3)	—	—	(3)
Balance, March 31, 2014	15,429	$102,880	$541,449	$961,337	$617	$1,606,283

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Three months ended March 31	2015	2014
	As restated (1)	As restated (1)
(in thousands)
Cash flows from operating activities
Net income	$27,373	$35,919
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	44,243	41,603
Other amortization	1,698	1,621
Increase in deferred income taxes	15,132	20,344
Change in tax credits, net	2,576	2,032
Allowance for equity funds used during construction	(1,413)	(1,609)
Change in cash overdraft	—	(1,038)
Changes in assets and liabilities
Decrease in accounts receivable	29,104	8,804
Decrease in accrued unbilled revenues	27,880	12,260
Decrease (increase) in fuel oil stock	20,731	(34,260)
Increase in materials and supplies	(1,357)	(1,045)
Increase in regulatory assets	(10,827)	(9,258)
Increase in accounts payable	15,380	8,589
Change in prepaid and accrued income taxes and revenue taxes	(63,696)	(47,526)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	110	(205)
Change in other assets and liabilities	(9,774)	(11,324)
Net cash provided by operating activities	97,160	24,907
Cash flows from investing activities
Capital expenditures	(118,874)	(89,075)
Contributions in aid of construction	9,145	6,958
Other	243	343
Net cash used in investing activities	(109,486)	(81,774)
Cash flows from financing activities
Common stock dividends	(22,601)	(22,707)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(499)	(499)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	30,000	34,996
Other	(216)	(389)
Net cash provided by financing activities	6,684	11,401
Net decrease in cash and cash equivalents	(5,642)	(45,466)
Cash and cash equivalents, beginning of period	13,762	62,825
Cash and cash equivalents, end of period	$8,120	$17,359

(1) As restated - See Note 1, “Basis of presentation - Restatement of previously issued financial statements.”

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1 · Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in HEI’s and Hawaiian Electric’s Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended December 31, 2014.
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of March 31, 2015 and December 31, 2014, the results of their operations and their cash flows for the three months ended March 31, 2015 and 2014. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or elsewhere in this Form 10-Q (see “Restatement of previously issued financial statements” below) or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
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
Restatement of previously issued financial statements. Management discovered that the Utilities’ capital expenditures on HEI’s and Hawaiian Electric’s Consolidated Statements of Cash Flows did not correctly account for the beginning of period unpaid invoices and accruals (that were paid in cash during the period) and is restating its previously filed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 to correct for such misstatement by adjusting cash used for “Capital expenditures” (investing activity) and change in accounts payable (operating activity).
Management also discovered that the eliminating journal entry to offset the Hawaiian Electric consolidated net operating loss deferred tax asset did not properly reflect the adjustment on the components of income taxes (current and deferred federal income taxes) and is restating its previously filed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 to correct for such misstatement by adjusting “Increase in deferred income taxes,” “Change in prepaid and accrued income taxes and utility revenue taxes” and “Change in other assets and liabilities” (operating activities).
Management determined it needed to correct the presentation for share-based compensation expense on the Company’s Consolidated Statement of Cash Flows, resulting in a corresponding change in the “Change in other assets and liabilities” amount.
This restatement to correct for such misstatements and other immaterial items does not impact HEI’s and Hawaiian Electric’s previously reported overall net change in cash and cash equivalents in their Consolidated Statements of Cash Flows for any period presented. Additionally, this restatement does not impact HEI’s and Hawaiian Electric’s Consolidated Balance Sheets or Consolidated Statements of Income for any period presented.

The table below illustrates the effects of the restatement on the previously filed financial statements:

	Three months ended March 31, 2015			Three months ended March 31, 2014
	As			As
	previously	As		previously	As
(in thousands)	filed	restated	Difference	filed	restated	Difference
Consolidated Statements of Cash Flows
HEI consolidated
Cash flows from operating activities
Other amortization	$1,362	$2,371	$1,009	N/A	N/A	N/A
Increase in deferred income taxes (1)	15,265	3,828	(11,437)	N/A	N/A	N/A
Share-based compensation expense	—	1,754	1,754	$—	$2,361	$2,361
Increase/(decrease) in accounts, interest and dividends payable	(42,463)	22,053	64,516	(9,307)	15,306	24,613
Change in prepaid and accrued income taxes and utility revenue taxes	(61,397)	(9,461)	51,936	N/A	N/A	N/A
Change in other assets and liabilities (1)	19,826	(25,992)	(45,818)	(27,227)	(29,931)	(2,704)
Net cash provided by operating activities	76,650	138,610	61,960	19,421	43,691	24,270
Cash flows from investing activities
Capital expenditures	(59,011)	(123,527)	(64,516)	(65,829)	(90,442)	(24,613)
Cash flows from investing activities-Other	3,281	3,549	268	—	343	343
Net cash used in investing activities	(87,797)	(152,045)	(64,248)	(74,232)	(98,502)	(24,270)
Cash flows from financing activities
Cash flows from financing activities-Other	(6,253)	(3,965)	2,288	N/A	N/A	N/A
Net cash provided by financing activities	127,773	130,061	2,288	N/A	N/A	N/A
Hawaiian Electric consolidated
Cash flows from operating activities
Other amortization	689	1,698	1,009	N/A	N/A	N/A
Increase/(decrease) in accounts payable	(49,136)	15,380	64,516	(16,024)	8,589	24,613
Change in other assets and liabilities	(8,522)	(9,774)	(1,252)	(10,981)	(11,324)	(343)
Net cash provided by operating activities	32,887	97,160	64,273	637	24,907	24,270
Cash flows from investing activities
Capital expenditures	(54,358)	(118,874)	(64,516)	(64,462)	(89,075)	(24,613)
Cash flows from investing activities-Other	—	243	243	—	343	343
Net cash used in investing activities	(45,213)	(109,486)	(64,273)	(57,504)	(81,774)	(24,270)
Note 10
HEI consolidated and Hawaiian Electric consolidated
Additions to electric utility property, plant and equipment - unpaid invoices and accruals (investing) (in millions)	24	(41)	(65)	9	(16)	(25)
(1) As previously filed and adjusted by ASU No. 2014-01 (see Note 11).
N/A - Not applicable.

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

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income
Three months ended March 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$399,741	88,055	85,674	—	(28)	$573,442
Expenses
Fuel oil	118,403	23,385	35,018	—	—	176,806
Purchased power	103,250	21,893	10,864	—	—	136,007
Other operation and maintenance	70,084	16,399	17,519	—	—	104,002
Depreciation	29,389	9,313	5,541	—	—	44,243
Taxes, other than income taxes	38,201	8,384	8,163	—	—	54,748
Total expenses	359,327	79,374	77,105	—	—	515,806
Operating income	40,414	8,681	8,569	—	(28)	57,636
Allowance for equity funds used during construction	1,123	145	145	—	—	1,413
Equity in earnings of subsidiaries	7,692	—	—	—	(7,692)	—
Interest expense and other charges, net	(11,238)	(2,680)	(2,435)	—	28	(16,325)
Allowance for borrowed funds used during construction	388	53	58	—	—	499
Income before income taxes	38,379	6,199	6,337	—	(7,692)	43,223
Income taxes	11,235	2,277	2,338	—	—	15,850
Net income	27,144	3,922	3,999	—	(7,692)	27,373
Preferred stock dividends of subsidiaries	—	134	95	—	—	229
Net income attributable to Hawaiian Electric	27,144	3,788	3,904	—	(7,692)	27,144
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$26,874	3,788	3,904	—	(7,692)	$26,874
Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income
Three months ended March 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$26,874	3,788	3,904	—	(7,692)	$26,874
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	4,933	651	600	—	(1,251)	4,933
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(4,911)	(651)	(600)	—	1,251	(4,911)
Other comprehensive income, net of taxes	22	—	—	—	—	22
Comprehensive income attributable to common shareholder	$26,896	3,788	3,904	—	(7,692)	$26,896

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income
Three months ended March 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$512,455	104,931	102,693	—	(17)	$720,062
Expenses
Fuel oil	203,547	31,500	51,253	—	—	286,300
Purchased power	123,969	29,491	11,456	—	—	164,916
Other operation and maintenance	58,515	14,047	16,044	—	—	88,606
Depreciation	27,301	8,975	5,327	—	—	41,603
Taxes, other than income taxes	48,184	9,763	10,024	—	—	67,971
Total expenses	461,516	93,776	94,104	—	—	649,396
Operating income	50,939	11,155	8,589	—	(17)	70,666
Allowance for equity funds used during construction	1,472	65	72	—	—	1,609
Equity in earnings of subsidiaries	8,917	—	—	—	(8,917)	—
Interest expense and other charges, net	(10,487)	(2,748)	(2,505)	—	17	(15,723)
Allowance for borrowed funds used during construction	559	25	30	—	—	614
Income before income taxes	51,400	8,497	6,186	—	(8,917)	57,166
Income taxes	15,710	3,202	2,335	—	—	21,247
Net income	35,690	5,295	3,851	—	(8,917)	35,919
Preferred stock dividends of subsidiaries	—	134	95	—	—	229
Net income attributable to Hawaiian Electric	35,690	5,161	3,756	—	(8,917)	35,690
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$35,420	5,161	3,756	—	(8,917)	$35,420

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income
Three months ended March 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$35,420	5,161	3,756	—	(8,917)	$35,420
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	2,519	344	253	—	(597)	2,519
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(2,510)	(344)	(253)	—	597	(2,510)
Other comprehensive income, net of taxes	9	—	—	—	—	9
Comprehensive income attributable to common shareholder	$35,429	5,161	3,756	—	(8,917)	$35,429

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet
March 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,542	5,464	3,016	—	—	$52,022
Plant and equipment	3,826,826	1,182,567	1,057,130	—	—	6,066,523
Less accumulated depreciation	(1,256,950)	(478,692)	(453,448)	—	—	(2,189,090)
Construction in progress	135,984	14,947	13,920	—	—	164,851
Utility property, plant and equipment, net	2,749,402	724,286	620,618	—	—	4,094,306
Nonutility property, plant and equipment, less accumulated depreciation	4,949	82	1,531	—	—	6,562
Total property, plant and equipment, net	2,754,351	724,368	622,149	—	—	4,100,868
Investment in wholly owned subsidiaries, at equity	540,032	—	—	—	(540,032)	—
Current assets
Cash and cash equivalents	5,484	1,654	881	101	—	8,120
Advances to affiliates	12,600	—	—	—	(12,600)	—
Customer accounts receivable, net	86,157	21,485	17,353	—	—	124,995
Accrued unbilled revenues, net	81,346	14,500	13,648	—	—	109,494
Other accounts receivable, net	13,582	1,571	3,285	—	(9,770)	8,668
Fuel oil stock, at average cost	65,861	7,983	11,471	—	—	85,315
Materials and supplies, at average cost	34,269	6,589	17,749	—	—	58,607
Prepayments and other	31,970	230	12,534	—	(1,379)	43,355
Regulatory assets	85,353	9,359	8,033	—	—	102,745
Total current assets	416,622	63,371	84,954	101	(23,749)	541,299
Other long-term assets
Regulatory assets	598,535	104,663	99,749	—	(103)	802,844
Unamortized debt expense	5,621	1,396	1,199	—	—	8,216
Other	53,370	15,689	13,214	—	—	82,273
Total other long-term assets	657,526	121,748	114,162	—	(103)	893,333
Total assets	$4,368,531	909,487	821,265	101	(563,884)	$5,535,500
Capitalization and liabilities
Capitalization
Common stock equity	$1,686,434	283,129	256,802	101	(540,032)	$1,686,434
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	830,546	190,000	186,000	—	—	1,206,546
Total capitalization	2,539,273	480,129	447,802	101	(540,032)	2,927,273
Current liabilities
Current portion of long-term debt	—	—	—	—	—	—
Short-term borrowings from non-affiliates	30,000	—	—	—	—	30,000
Short-term borrowings from affiliate	—	10,000	2,600	—	(12,600)	—
Accounts payable	106,975	14,988	16,546	—	—	138,509
Interest and preferred dividends payable	16,678	3,560	4,029	—	(10)	24,257
Taxes accrued	126,742	30,060	27,449	—	(1,379)	182,872
Regulatory liabilities	681	—	493	—	—	1,174
Other	49,389	10,126	16,234	—	(9,760)	65,989
Total current liabilities	330,465	68,734	67,351	—	(23,749)	442,801
Deferred credits and other liabilities
Deferred income taxes	423,151	89,923	83,910	—	—	596,984
Regulatory liabilities	240,749	79,504	30,388	—	(103)	350,538
Unamortized tax credits	52,093	15,096	14,848	—	—	82,037
Defined benefit pension and other postretirement benefit plans liability	443,249	68,989	74,927		—	587,165
Other	48,044	12,664	13,609	—	—	74,317
Total deferred credits and other liabilities	1,207,286	266,176	217,682	—	(103)	1,691,041
Contributions in aid of construction	291,507	94,448	88,430	—	—	474,385
Total capitalization and liabilities	$4,368,531	909,487	821,265	101	(563,884)	$5,535,500

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet
December 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,819	5,464	3,016	—	—	$52,299
Plant and equipment	3,782,438	1,179,032	1,048,012	—	—	6,009,482
Less accumulated depreciation	(1,253,866)	(473,933)	(447,711)	—	—	(2,175,510)
Construction in progress	134,376	12,421	11,819	—	—	158,616
Utility property, plant and equipment, net	2,706,767	722,984	615,136	—	—	4,044,887
Nonutility property, plant and equipment, less accumulated depreciation	4,950	82	1,531	—	—	6,563
Total property, plant and equipment, net	2,711,717	723,066	616,667	—	—	4,051,450
Investment in wholly owned subsidiaries, at equity	538,639	—	—	—	(538,639)	—
Current assets
Cash and cash equivalents	12,416	612	633	101	—	13,762
Advances to affiliates	16,100	—	—	—	(16,100)	—
Customer accounts receivable, net	111,462	24,222	22,800	—	—	158,484
Accrued unbilled revenues, net	103,072	15,926	18,376	—	—	137,374
Other accounts receivable, net	9,980	981	2,246	—	(8,924)	4,283
Fuel oil stock, at average cost	74,515	13,800	17,731	—	—	106,046
Materials and supplies, at average cost	33,154	6,664	17,432	—	—	57,250
Prepayments and other	44,680	8,611	13,567	—	(475)	66,383
Regulatory assets	58,550	6,745	6,126	—	—	71,421
Total current assets	463,929	77,561	98,911	101	(25,499)	615,003
Other long-term assets
Regulatory assets	623,784	107,454	102,788	—	(183)	833,843
Unamortized debt expense	5,640	1,438	1,245	—	—	8,323
Other	53,106	15,366	13,366	—	—	81,838
Total other long-term assets	682,530	124,258	117,399	—	(183)	924,004
Total assets	$4,396,815	924,885	832,977	101	(564,321)	$5,590,457
Capitalization and liabilities
Capitalization
Common stock equity	$1,682,144	281,846	256,692	101	(538,639)	$1,682,144
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	830,546	190,000	186,000	—	—	1,206,546
Total capitalization	2,534,983	478,846	447,692	101	(538,639)	2,922,983
Current liabilities
Short-term borrowings from affiliate	—	10,500	5,600	—	(16,100)	—
Accounts payable	122,433	23,728	17,773	—	—	163,934
Interest and preferred dividends payable	15,407	3,989	2,931	—	(11)	22,316
Taxes accrued	176,339	37,548	36,807	—	(292)	250,402
Regulatory liabilities	191	—	441	—	—	632
Other	48,282	9,866	16,094	—	(9,096)	65,146
Total current liabilities	362,652	85,631	79,646	—	(25,499)	502,430
Deferred credits and other liabilities
Deferred income taxes	429,515	90,119	83,238	—	—	602,872
Regulatory liabilities	236,727	77,707	29,966	—	(183)	344,217
Unamortized tax credits	49,865	14,902	14,725	—	—	79,492
Defined benefit pension and other postretirement benefit plans liability	446,888	72,547	75,960	—	—	595,395
Other	52,446	10,658	13,532	—	—	76,636
Total deferred credits and other liabilities	1,215,441	265,933	217,421	—	(183)	1,698,612
Contributions in aid of construction	283,739	94,475	88,218	—	—	466,432
Total capitalization and liabilities	$4,396,815	924,885	832,977	101	(564,321)	$5,590,457

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity
Three months ended March 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2014	$1,682,144	281,846	256,692	101	(538,639)	$1,682,144
Net income for common stock	26,874	3,788	3,904	—	(7,692)	26,874
Other comprehensive income, net of taxes	22	—	—	—	—	22
Common stock dividends	(22,601)	(2,505)	(3,794)	—	6,299	(22,601)
Common stock issuance expenses	(5)	—	—	—	—	(5)
Balance, March 31, 2015	$1,686,434	283,129	256,802	101	(540,032)	$1,686,434

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity
Three months ended March 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2013	$1,593,564	274,802	248,771	101	(523,674)	$1,593,564
Net income for common stock	35,420	5,161	3,756	—	(8,917)	35,420
Other comprehensive income, net of taxes	9	—	—	—	—	9
Common stock dividends	(22,707)	(2,941)	(3,629)	—	6,570	(22,707)
Common stock issuance expenses	(3)	—	(1)	—	1	(3)
Balance, March 31, 2014	$1,606,283	277,022	248,897	101	(526,020)	$1,606,283

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Three months ended March 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
	As restated	As restated	As restated			As restated
Cash flows from operating activities
Net income	$27,144	3,922	3,999	—	(7,692)	$27,373
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(7,717)	—	—	—	7,692	(25)
Common stock dividends received from subsidiaries	6,324	—	—	—	(6,299)	25
Depreciation of property, plant and equipment	29,389	9,313	5,541	—	—	44,243
Other amortization (1)	590	500	608	—	—	1,698
Increase in deferred income taxes	12,048	719	2,365	—	—	15,132
Change in tax credits, net	2,246	200	130	—	—	2,576
Allowance for equity funds used during construction	(1,123)	(145)	(145)	—	—	(1,413)
Change in cash overdraft	—	—	—	—	—	—
Changes in assets and liabilities:
Decrease in accounts receivable	21,703	2,147	4,408	—	846	29,104
Decrease in accrued unbilled revenues	21,726	1,426	4,728	—	—	27,880
Decrease in fuel oil stock	8,654	5,817	6,260	—	—	20,731
Decrease (increase) in materials and supplies	(1,115)	75	(317)	—	—	(1,357)
Increase in regulatory assets	(8,903)	(1,522)	(402)	—	—	(10,827)
Increase (decrease) in accounts payable (2)	16,520	(2,548)	1,408	—	—	15,380
Change in prepaid and accrued income and utility revenue taxes	(52,273)	(1,807)	(9,616)	—	—	(63,696)
Increase in defined benefit pension and other postretirement benefit plans liability	—	—	110	—	—	110
Change in other assets and liabilities (3)	(8,614)	203	(517)	—	(846)	(9,774)
Net cash provided by operating activities	66,599	18,300	18,560	—	(6,299)	97,160
Cash flows from investing activities
Capital expenditures (4)	(92,242)	(14,902)	(11,730)	—	—	(118,874)
Contributions in aid of construction	8,121	758	266	—	—	9,145
Other (5)	175	26	42	—	—	243
Advances from affiliates	3,500	—	—	—	(3,500)	—
Net cash used in investing activities	(80,446)	(14,118)	(11,422)	—	(3,500)	(109,486)
Cash flows from financing activities
Common stock dividends	(22,601)	(2,505)	(3,794)	—	6,299	(22,601)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(270)	(134)	(95)	—	—	(499)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	30,000	(500)	(3,000)	—	3,500	30,000
Other	(214)	(1)	(1)	—	—	(216)
Net cash provided by (used in) financing activities	6,915	(3,140)	(6,890)	—	9,799	6,684
Net increase (decrease) in cash and cash equivalents	(6,932)	1,042	248	—	—	(5,642)
Cash and cash equivalents, beginning of period	12,416	612	633	101	—	13,762
Cash and cash equivalents, end of period	$5,484	1,654	881	101	—	$8,120
(1) Prior to restatement, other amortization for Maui Electric and Hawaiian Electric Consolidated were $(401) and $689, respectively.
(2) Prior to restatement, decrease in accounts payable for Hawaiian Electric, Hawaii Electric Light, Maui Electric and Hawaiian Electric Consolidated, were $(35,128), $(9,892), $(4,116) and $(49,136), respectively.
(3) Prior to restatement, changes in other assets and liabilities for Hawaiian Electric, Hawaii Electric Light, Maui Electric, Consolidating adjustments and Hawaiian Electric Consolidated were $(8,439), $229, $534, $(846) and $(8,522), respectively.
(4) Prior to restatement, capital expenditures for Hawaiian Electric, Hawaii Electric Light, Maui Electric and Hawaiian Electric Consolidated, were $(40,594), $(7,558), $(6,206) and $(54,358), respectively.
(5) Prior to restatement, cash flows from investing activities-other for Hawaiian Electric, Hawaii Electric Light, Maui Electric and Hawaiian Electric Consolidated, were nil.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Three months ended March 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
	As restated	As restated	As restated			As restated
Cash flows from operating activities
Net income	$35,690	5,295	3,851	—	(8,917)	$35,919
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(8,942)	—	—	—	8,917	(25)
Common stock dividends received from subsidiaries	6,595	—	—	—	(6,570)	25
Depreciation of property, plant and equipment	27,301	8,975	5,327	—	—	41,603
Other amortization	235	501	885	—	—	1,621
Increase in deferred income taxes	17,123	862	2,359	—	—	20,344
Change in tax credits, net	1,741	217	74	—	—	2,032
Allowance for equity funds used during construction	(1,472)	(65)	(72)	—	—	(1,609)
Change in cash overdraft	—	—	(1,038)	—	—	(1,038)
Changes in assets and liabilities:
Decrease in accounts receivable	4,131	2,029	2,194	—	450	8,804
Decrease (increase) in accrued unbilled revenues	11,031	(230)	1,459	—	—	12,260
Decrease (increase) in fuel oil stock	(35,060)	1,166	(366)	—	—	(34,260)
Increase in materials and supplies	(330)	(387)	(328)	—	—	(1,045)
Increase in regulatory assets	(8,188)	(881)	(189)	—	—	(9,258)
Increase (decrease) in accounts payable (1)	17,395	(4,679)	(4,127)	—	—	8,589
Change in prepaid and accrued income and utility revenue taxes	(39,581)	(2,791)	(5,154)	—	—	(47,526)
Decrease in defined benefit pension and other postretirement benefit plans liability	(103)	—	(102)	—	—	(205)
Change in other assets and liabilities (2)	(11,181)	1,012	(705)	—	(450)	(11,324)
Net cash provided by operating activities	16,385	11,024	4,068	—	(6,570)	24,907
Cash flows from investing activities
Capital expenditures (3)	(67,664)	(8,883)	(12,528)	—	—	(89,075)
Contributions in aid of construction	4,541	1,121	1,296	—	—	6,958
Other (4)	307	29	7	—	—	343
Advances from (to) affiliates	(12,661)	900	—	—	11,761	—
Net cash used in investing activities	(75,477)	(6,833)	(11,225)	—	11,761	(81,774)
Cash flows from financing activities
Common stock dividends	(22,707)	(2,941)	(3,629)	—	6,570	(22,707)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(270)	(134)	(95)	—	—	(499)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	34,096	—	12,661	—	(11,761)	34,996
Other	(320)	—	(69)	—	—	(389)
Net cash provided by (used in) financing activities	10,799	(3,075)	8,868	—	(5,191)	11,401
Net increase (decrease) in cash and cash equivalents	(48,293)	1,116	1,711	—	—	(45,466)
Cash and cash equivalents, beginning of period	61,245	1,326	153	101	—	62,825
Cash and cash equivalents, end of period	$12,952	2,442	1,864	101	—	$17,359
(1) Prior to restatement, decrease in accounts payable for Hawaiian Electric, Hawaii Electric Light, Maui Electric and Hawaiian Electric Consolidated were $(837), $(6,032), $(9,155) and $(16,024), respectively.
(2) Prior to restatement, changes in other assets and liabilities for Hawaiian Electric, Hawaii Electric Light, Maui Electric, Consolidating adjustments and Hawaiian Electric Consolidated were $(10,874), $1,041 $(698), $(450) and $(10,981), respectively.
(3) Prior to restatement, capital expenditures for Hawaiian Electric, Hawaii Electric Light, Maui Electric and Hawaiian Electric Consolidated were $(49,432), $(7,530), $(7,500) and $(64,462), respectively.
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value [1]
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
March 31, 2015
Residential loans	$2,377	Fair value of property or collateral	Appraised value less 7% selling costs	39-99%	78%
Home equity lines of credit	3	Fair value of property or collateral	Appraised value less 7% selling costs		7%
Commercial loans	114	Fair value of property or collateral	Fair value of business assets		88%
Total loans	$2,494
Real estate acquired in settlement of loans	$665	Fair value of property or collateral	Appraised value less 7% selling costs	100%	100%
December 31, 2014
Residential loans	$2,297	Fair value of property or collateral	Appraised value less 7% selling costs	39-99%	83%
Home equity lines of credit	3	Fair value of property or collateral	Appraised value less 7% selling costs		7%
Commercial loans	145	Fair value of property or collateral	Fair value of business assets		91%
Total loans	$2,445
Real estate acquired in settlement of loans	$288	Fair value of property or collateral	Appraised value less 7% selling cost	100%	100%
 1 Represent percent of outstanding principal balance.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

10 · Cash flows

Three months ended March 31	2015	2014
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates	$21	$20
Income taxes paid	1	1
Income taxes refunded	47	19
Hawaiian Electric consolidated
Interest paid to non-affiliates	13	13
Income taxes refunded	6	8
Supplemental disclosures of noncash activities
HEI consolidated
Real estate acquired in settlement of loans	—	1
Real estate transferred from property, plant and equipment to other assets held-for-sale	5	—
Obligations to fund low income housing investments	—	10
HEI consolidated and Hawaiian Electric consolidated
Additions to electric utility property, plant and equipment - unpaid invoices and accruals, as restated (1)	(41)	(16)
(1) As restated - See Note 1, “Basis of presentation - Restatement of previously issued financial statements.”

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
The table below summarizes the impact to prior period financial statements of the adoption of ASU No. 2014-01:

	HEI Consolidated				ASB
(in thousands)	As previously filed	Adjustment from adoption of ASU No. 2014-01	Restatement adjustment (see Note 1)	As currently reported	As previously filed	Adjustment from adoption of ASU No. 2014-01	As currently reported

HEI Consolidated Income Statement/ASB Statement of Income Data
Three months ended March 31, 2014
Bank expenses/Noninterest expense	$41,996	$(908)		$41,088	$38,370	$(908)	$37,462
Bank operating income/Income before income taxes	$21,623	$908		$22,531	$21,624	$908	$22,532
Income taxes	$24,673	$1,048		$25,721	$7,085	$1,048	$8,133
Net income for common stock/Net income	$45,927	$(140)		$45,787	$14,539	$(140)	$14,399
HEI Consolidated Balance Sheet/ASB Balance Sheet Data
December 31, 2014
Other assets	$541,542	$981		$542,523	$304,435	$981	$305,416
Total assets and Total liabilities and shareholders’ equity	$11,184,161	$981		$11,185,142	$5,565,241	$981	$5,566,222
Deferred income taxes/Other liabilities	$631,734	$1,836		$633,570	$116,527	$1,836	$118,363
Total liabilities	$9,358,440	$1,836		$9,360,276	$5,030,598	$1,836	$5,032,434
Retained earnings	$297,509	$(855)		$296,654	$212,789	$(855)	$211,934
Total shareholders’ equity	$1,791,428	$(855)		$1,790,573	$534,643	$(855)	$533,788
HEI Consolidated Statement of Changes in Stockholders’ Equity
December 31, 2013
Retained earnings	$255,694	$(664)		$255,030
Total shareholders’ equity	$1,727,070	$(664)		$1,726,406
HEI Consolidated Statement of Cash Flows
Three months ended March 31, 2014
Net income	$46,400	$(140)		$46,260
Increase in deferred income taxes	$6,298	$159		$6,457
Change in other assets and liabilities	$(27,208)	$(19)	$(2,704)	$(29,931)
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
As described in Note 1, “Basis of presentation - Restatement of previously issued financial statements,” to HEI’s and Hawaiian Electric’s consolidated financial statements included in Part 1, Item 1 “Financial Statements,” and Part 1, Item 4 “Controls and Procedures,” HEI and Hawaiian Electric have restated certain interim financial statements and other information, including this management’s discussion and analysis of financial condition and results of operations.

The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2014 Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, and should be read in conjunction with such discussion and the 2014 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2014 Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, as well as the quarterly (as of and for the three months ended March 31, 2015) financial statements and notes thereto included in this Form 10-Q.

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
For the first three months of 2015, net cash provided by operating activities of HEI consolidated was $139 million. Net cash used by investing activities for the same period was $152 million, due to Hawaiian Electric’s consolidated capital expenditures, purchases of ASB’s investment securities, a net increase in ASB’s loans held for investment, partly offset by ASB’s repayments of investment securities and redemption of stock from the FHLB, and Hawaiian Electric’s contributions in aid of construction. Net cash provided by financing activities during this period was $130 million as a result of several factors, including proceeds from the issuance of shares under the equity forward, net increases in ASB’s deposit liabilities and retail repurchase agreements, partly offset by net decreases in short-term borrowings and the payment of common stock dividends. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition—Liquidity and capital resources” sections below.) During the first three months of 2015, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $23 million and $8 million, respectively.
CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
The Company’s results of operations and financial condition can be affected by numerous factors, many of which are beyond the Company’s control and could cause future results of operations to differ materially from historical results. For information about certain of these factors, see pages 47 to 48, 62 to 64, and 74 to 76 of HEI’s MD&A included in Part II, Item 7 of HEI’s 2014 Form 10-K, as amended by Amendment No. 1 on Form 10-K/A.
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
For information about these material estimates and critical accounting policies, see pages 48 to 49, 64 to 65, and 76 to 79 of HEI’s MD&A included in Part II, Item 7 of HEI’s 2014 Form 10-K, as amended by Amendment No. 1 on Form 10-K/A.
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
Cash flows from operating activities generally relate to the amount and timing of cash received from customers and payments made to third parties. Using the indirect method of determining cash flows from operating activities, noncash expense items such as depreciation and amortization, as well as changes in certain assets and liabilities, are added to (or deducted from) net income. For the first three months in 2015, net cash provided by operating activities increased by $72 million compared to the prior year. In 2015, noncash depreciation and amortization amounted to $46 million due to an increase in plant and equipment. Further, the changes in assets and liabilities included a decrease of $57 million in accounts receivable and accrued unbilled revenues due to the timing of customer payments, a $21 million decrease in fuel oil stock, a $15 million increase in accounts payable due to timing of vendor payments, and an $11 million increase in regulatory assets.
In 2015, net cash used in investing activities increased by $28 million compared to the prior year. Cash used in investing activities consisted primarily of capital expenditures, partly offset by contributions in aid of construction.
Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. For the first three months in 2015, cash flows from financing activities decreased by $5 million compared to the prior year. Further, cash provided by financing activities consisted primarily of net proceeds received from short-term borrowings of $30 million, offset by $23 million in common and preferred stock dividend payments during the first three months of 2015.
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
For the three months ended March 31, 2015, net cash provided by ASB’s operating activities was $14 million. Net cash used during the same period by ASB’s investing activities was $43 million, primarily due to purchases of investment securities of $63 million, a net increase in loans receivable of $13 million and additions to premises and equipment of $5 million, partly offset by repayments of investment securities of $28 million, redemption of stock from the FHLB of Seattle of $6 million and proceeds from the sale of premises and equipment of $4 million. Net cash provided by financing activities during this period was $138 million, primarily due to increases in deposit liabilities of $128 million and a net increase in retail repurchase agreements of $21 million, partly offset by a net decrease in mortgage escrow deposits of $4 million, payments on low income housing investment commitments of $2 million, respectively, and the payment of $8 million in common stock dividends to HEI (through ASB Hawaii).
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
Item 4. Controls and Procedures
HEI:
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. At the time that the filing of the Form 10-Q for the quarterly period ended March 31, 2015, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015. Subsequent to that evaluation, management, including the Company’s Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015 due to the material weakness in the Company’s internal control over financial reporting described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As discussed in the Company’s 2014 Annual Report on Form 10-K/A, the Company did not maintain effective controls over the preparation and review of its Consolidated Statement of Cash Flows. Specifically, controls were not designed to ensure that non-cash transactions were properly identified, evaluated and presented in the statement of cash flows, and management’s review process was not effective. Accordingly, management concluded that its internal control over financial reporting was not effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation. In order to address this material weakness, the Company’s management, with oversight from its Audit Committee of the Board of Directors of HEI, has taken steps and plans to take additional measures to remediate the underlying causes of the material weakness. The Company’s remediation plans related to the review of the Consolidated Statements of Cash Flows include a roll forward reconciliation and review of the capital expenditures amount included in the Consolidated Statements of Cash Flows, and enhancing templates to facilitate the preparation and review of cash flows. New controls will be implemented and will be tested for operational effectiveness. Management is committed to maintaining a strong internal control environment and believes this remediation effort will represent an improvement in controls. Management anticipates that the new controls, as or when implemented and when tested for a sufficient period of time, will remediate the material weakness

Hawaiian Electric:
Disclosure Controls and Procedures
Hawaiian Electric maintains a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by Hawaiian Electric in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and that such information is accumulated and communicated to Hawaiian Electric’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2015, an evaluation was performed under the supervision and with the participation of Hawaiian Electric’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Hawaiian Electric’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. At the time that the filing of the Form 10-Q for the quarterly period ended March 31, 2015, Hawaiian Electric’s Principal Executive Officer and Principal Financial Officer concluded that Hawaiian Electric’s disclosure controls and procedures were effective as of March 31, 2015. Subsequent to that evaluation, management, including Hawaiian Electric’s Principal Executive Officer and Principal Financial Officer, concluded that Hawaiian Electric’s disclosure controls and procedures were not effective as of March 31, 2015 due to the material weakness in Hawaiian Electric’s internal control over financial reporting described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As discussed in Hawaiian Electric’s 2014 Annual Report on Form 10-K/A, Hawaiian Electric did not maintain effective controls over the preparation and review of Hawaiian Electric’s Consolidated Statement of Cash Flows. Specifically, controls were not designed to ensure that non-cash transactions were properly identified, evaluated and presented in the statement of cash flows, and management’s review process was not effective. Accordingly, management concluded that its internal control over financial reporting was not effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting
There have been no changes internal control over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.
Remediation. In order to address this material weakness, Hawaiian Electric’s management, with oversight from its Audit Committee of the Board of Directors of Hawaiian Electric, has taken steps and plans to take additional measures to remediate the underlying causes of the material weakness. Hawaiian Electric’s remediation plans related to the review of the Consolidated Statements of Cash Flows include a roll forward reconciliation and review of the capital expenditures amount included in the Consolidated Statements of Cash Flows, and enhancing templates to facilitate the preparation and review of cash flows. New controls will be implemented, and will be tested for operational effectiveness. Management is committed to maintaining a strong internal control environment and believes this remediation effort will represent an improvement in controls. Management anticipates that the new controls, as or when implemented and when tested for a sufficient period of time, will remediate the material weakness.

PART II - OTHER INFORMATION

Item 1A. Risk Factors
For information about Risk Factors, see pages 26 to 35 of HEI’s and Hawaiian Electric’s 2014 Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and the Consolidated Financial Statements herein. Also, see “Forward-Looking Statements” on pages iv and v herein.
Item 6. Exhibits

The exhibits designated by an asterisk (*) are filed herewith. All other exhibits are incorporated by reference to the exhibits filed with the Original Filing.

HEI Exhibit 4	First Amendment to Master Trust Agreement (dated as of September 4, 2012) effective March 1, 2015 between HEI and ASB and Fidelity Management Trust Company

HEI Exhibit 12.1
Hawaiian Electric Industries, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, three months ended March 31, 2015 and 2014 and years ended December 31, 2014, 2013, 2012, 2011 and 2010

*HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer)

*HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of James A. Ajello (HEI Chief Financial Officer)

*HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

*HEI Exhibit 101.INS	XBRL Instance Document

*HEI Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

*HEI Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*HEI Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*HEI Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*HEI Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

*Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Alan M. Oshima (Hawaiian Electric Chief Executive Officer)

*Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer)

*Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Alan M. Oshima
	Constance H. Lau		Alan M. Oshima
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ James A. Ajello	By	/s/ Tayne S. Y. Sekimura
	James A. Ajello		Tayne S. Y. Sekimura
	Executive Vice President and		Senior Vice President
	Chief Financial Officer		and Chief Financial Officer
	(Principal Financial and Accounting		(Principal Financial Officer of Hawaiian Electric)
Officer of HEI)

Date: November 16, 2015		Date: November 16, 2015