Form 10-Q/A
period 2015-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2015-11-16
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A
Amendment No. 1

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

Hawaiian Electric Industries, Inc.	Large accelerated filer ☒	Hawaiian Electric Company, Inc.	Large accelerated filer ☐
	Accelerated filer ☐		Accelerated filer ☐
	Non-accelerated filer ☐		Non-accelerated filer ☒
	(Do not check if a smaller reporting company)		(Do not check if a smaller reporting company)
	Smaller reporting company ☐		Smaller reporting company ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding July 31, 2015
Hawaiian Electric Industries, Inc. (Without Par Value)	107,456,645 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	15,805,327 Shares (not publicly traded)
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

EXPLANATORY NOTE

HEI and Hawaiian Electric are filing this Amendment No. 1 on Form 10-Q/A (the Amended Filing) to amend certain parts of their Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, originally filed with the Securities and Exchange Commission (SEC) on August 10, 2015 (the Original Filing).

Background and Effects of the Restatement

The Audit Committees of the Boards of Directors of HEI and Hawaiian Electric, after consultation with management, concluded on November 4, 2015 that it is necessary to restate HEI’s and Hawaiian Electric’s Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, the six months ended June 30, 2015 and 2014, and the years ended December 31, 2013 and 2012 and to revise HEI’s and Hawaiian Electric’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and the year ended December 31, 2014 for the correction of misstatements related to capital expenditures, changes in accounts payable, changes in deferred income taxes, changes in accrued income taxes, and changes in other assets and liabilities) as described below and other immaterial items. This Amended Filing restates HEI’s and Hawaiian Electric’s Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and makes other conforming changes (see “Items Amended in This Filing” below). This restatement does not impact HEI’s and Hawaiian Electric’s previously reported overall net change in cash and cash equivalents in their Consolidated Statements of Cash Flows for any period presented. Additionally, this restatement does not impact HEI’s and Hawaiian Electric’s Consolidated Balance Sheets or Consolidated Statements of Income for any period presented.
Management discovered that the Utilities’ capital expenditures on HEI’s and Hawaiian Electric’s Consolidated Statements of Cash Flows did not correctly account for the beginning of period unpaid invoices and accruals (that were paid in cash during the period) and is restating its previously filed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 to correct for such misstatement by adjusting cash used for “Capital expenditures” (investing activity) and the change in accounts payable (operating activity).
Management also discovered that the eliminating journal entry to offset the Hawaiian Electric consolidated net operating loss deferred tax asset did not properly reflect the adjustment on the components of income taxes (current and deferred federal income taxes) and is restating its previously filed Consolidated Statements of Cash Flows to correct for such misstatement by adjusting “Increase in deferred income taxes” and “Change in other assets and liabilities” for the six months ended June 30, 2015 and 2014 (operating activities).
The impact of the restatement on the consolidated financial statements for the six months ended June 30, 2015 and 2014 is summarized in Note 1, "Basis of presentation - Restatement of previously issued financial statements" to HEI’s and Hawaiian Electric’s consolidated financial statements included in Part I, Item 1.
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
Items Amended in This Filing

This Amended Filing amends and restates the following items of the Company's Original Filing as of, and for the six months ended, June 30, 2015 and 2014.

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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2015

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
1		Consolidated Statements of Income - three and six months ended June 30, 2015 and 2014
2		Consolidated Statements of Comprehensive Income - three and six months ended June 30, 2015 and 2014
3		Consolidated Balance Sheets - June 30, 2015 and December 31, 2014
4		Consolidated Statements of Changes in Shareholders’ Equity - six months ended June 30, 2015 and 2014
5		Consolidated Statements of Cash Flows - six months ended June 30, 2015 and 2014
Hawaiian Electric Company, Inc. and Subsidiaries
6		Consolidated Statements of Income - three and six months ended June 30, 2015 and 2014
6		Consolidated Statements of Comprehensive Income - three and six months ended June 30, 2015 and 2014
7		Consolidated Balance Sheets - June 30, 2015 and December 31, 2014
8		Consolidated Statements of Changes in Common Stock Equity - six months ended June 30, 2015 and 2014
9		Consolidated Statements of Cash Flows - six months ended June 30, 2015 and 2014
10		Notes to Consolidated Financial Statements
64	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
64		HEI consolidated
68		Electric Utilities
79		Bank
87	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
89	Item 1A.	Risk Factors
89	Item 6.	Exhibits
90	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2015

GLOSSARY OF TERMS

Terms	Definitions
AES Hawaii	AES Hawaii, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income/(loss)
ARO	Asset retirement obligation
ASB	American Savings Bank, F.S.B., a wholly-owned subsidiary of ASB Hawaii, Inc.
ASB Hawaii	ASB Hawaii, Inc. (formerly American Savings Holdings, Inc.), a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CIP CT-1	Campbell Industrial Park 110 MW combustion turbine No. 1
CIS	Customer Information System
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

HIE	Hawaii Independent Energy, LLC
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
Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:

•
the successful and timely completion of the proposed Merger with NextEra Energy, Inc. (NEE), which could be materially and adversely affected by, among other things, resolving the litigation brought in connection with the proposed Merger, obtaining (and the timing and terms and conditions of) required governmental and regulatory approvals, and ability to maintain relationships with employees, customers or suppliers, as well as the ability to integrate the businesses;

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

•
the PUC’s potential delay in considering (and potential disapproval of actual or proposed) Hawaii Clean Energy Initiative (HCEI)-related costs; reliance by the Utilities on outside parties such as the state, independent power producers (IPPs) and developers; potential changes in political support for the HCEI; and uncertainties surrounding solar power, wind power, proposed undersea cables, biofuels, environmental assessments and the impacts of implementation of the HCEI on future costs of electricity);

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

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands, except per share amounts)	2015	2014	2015	2014
Revenues
Electric utility	$558,163	$738,429	$1,131,605	$1,458,491
Bank	65,783	60,616	130,131	124,235
Other	(34)	(388)	38	(320)
Total revenues	623,912	798,657	1,261,774	1,582,406
Expenses
Electric utility	492,002	668,361	1,007,808	1,317,757
Bank	46,057	42,660	89,774	83,748
Other	13,123	4,453	21,956	8,504
Total expenses	551,182	715,474	1,119,538	1,410,009
Operating income (loss)
Electric utility	66,161	70,068	123,797	140,734
Bank	19,726	17,956	40,357	40,487
Other	(13,157)	(4,841)	(21,918)	(8,824)
Total operating income	72,730	83,183	142,236	172,397
Interest expense, net—other than on deposit liabilities and other bank borrowings	(18,906)	(20,022)	(38,006)	(39,478)
Allowance for borrowed funds used during construction	682	523	1,181	1,137
Allowance for equity funds used during construction	1,896	1,387	3,309	2,996
Income before income taxes	56,402	65,071	108,720	137,052
Income taxes	20,911	23,317	40,890	49,038
Net income	35,491	41,754	67,830	88,014
Preferred stock dividends of subsidiaries	473	473	946	946
Net income for common stock	$35,018	$41,281	$66,884	$87,068
Basic earnings per common share	$0.33	$0.41	$0.63	$0.86
Diluted earnings per common share	$0.33	$0.41	$0.63	$0.85
Dividends per common share	$0.31	$0.31	$0.62	$0.62
Weighted-average number of common shares outstanding	107,418	101,495	105,361	101,439
Net effect of potentially dilutive shares	276	330	298	606
Adjusted weighted-average shares	107,694	101,825	105,659	102,045

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2015	2014	2015	2014
Net income for common stock	$35,018	$41,281	$66,884	$87,068
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of (taxes) benefits of $2,439, $(1,679), $161 and $(3,343) for the respective periods	(3,694)	2,543	(243)	5,063
Less: reclassification adjustment for net realized gains included in net income, net of taxes of nil, nil, nil and $1,132 for the respective periods	—	—	—	(1,715)
Derivatives qualified as cash flow hedges:
Less: reclassification adjustment to net income, net of tax benefits of $38, $38, $75 and $75 for the respective periods	59	59	118	118
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $3,691, $1,836, $7,177, and $3,632 for the respective periods	5,780	2,873	11,239	5,686
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $3,359, $1,641, $6,486 and $3,239 for the respective periods	(5,272)	(2,575)	(10,183)	(5,085)
Other comprehensive income (loss), net of taxes	(3,127)	2,900	931	4,067
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$31,891	$44,181	$67,815	$91,135

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands)	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$300,687	$175,542
Accounts receivable and unbilled revenues, net	269,207	313,696
Available-for-sale investment securities, at fair value	693,520	550,394
Stock in Federal Home Loan Bank, at cost	10,678	69,302
Loans receivable held for investment, net	4,410,817	4,389,033
Loans held for sale, at lower of cost or fair value	5,581	8,424
Property, plant and equipment, net of accumulated depreciation of $2,288,804 and $2,250,950 at the respective dates	4,269,241	4,148,774
Regulatory assets	904,559	905,264
Other	493,151	542,523
Goodwill	82,190	82,190
Total assets	$11,439,631	$11,185,142
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$183,094	$186,425
Interest and dividends payable	25,360	25,336
Deposit liabilities	4,803,271	4,623,415
Short-term borrowings—other than bank	124,543	118,972
Other bank borrowings	314,157	290,656
Long-term debt, net—other than bank	1,506,546	1,506,546
Deferred income taxes	632,718	633,570
Regulatory liabilities	357,089	344,849
Contributions in aid of construction	482,760	466,432
Defined benefit pension and other postretirement benefit plans liability	615,945	632,845
Other	461,335	531,230
Total liabilities	9,506,818	9,360,276
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 107,446,530 shares and 102,565,266 shares at the respective dates	1,626,569	1,521,297
Retained earnings	298,398	296,654
Accumulated other comprehensive loss, net of tax benefits	(26,447)	(27,378)
Total shareholders’ equity	1,898,520	1,790,573
Total liabilities and shareholders’ equity	$11,439,631	$11,185,142

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands, except per share amounts)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2014	102,565	$1,521,297	$296,654	$(27,378)	$1,790,573
Net income for common stock	—	—	66,884	—	66,884
Other comprehensive income, net of taxes	—	—	—	931	931
Issuance of common stock, net	4,882	105,272	—	—	105,272
Common stock dividends ($0.62 per share)	—	—	(65,140)	—	(65,140)
Balance, June 30, 2015	107,447	$1,626,569	$298,398	$(26,447)	$1,898,520
Balance, December 31, 2013	101,260	$1,488,126	$255,030	$(16,750)	$1,726,406
Net income for common stock	—	—	87,068	—	87,068
Other comprehensive income, net of taxes	—	—	—	4,067	4,067
Issuance of common stock, net	300	5,310	—	—	5,310
Common stock dividends ($0.62 per share)	—	—	(62,916)	—	(62,916)
Balance, June 30, 2014	101,560	$1,493,436	$279,182	$(12,683)	$1,759,935

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Six months ended June 30	2015	2014
	As restated (1)	As restated (1)
(in thousands)
Cash flows from operating activities
Net income	$67,830	$88,014
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	91,731	86,397
Other amortization	4,792	4,014
Provision for loan losses	2,439	2,016
Loans receivable originated and purchased, held for sale	(168,921)	(69,656)
Proceeds from sale of loans receivable, held for sale	173,267	75,040
Increase (decrease) in deferred income taxes	(4,463)	44,494
Share-based compensation expense	3,769	5,206
Excess tax benefits from share-based payment arrangements	(984)	(267)
Allowance for equity funds used during construction	(3,309)	(2,996)
Change in cash overdraft	193	(1,038)
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	44,489	(2,986)
Increase in fuel oil stock	(2,362)	(27,206)
Increase in regulatory assets	(19,976)	(17,731)
Increase (decrease) in accounts, interest and dividends payable	8,504	(40,230)
Change in prepaid and accrued income taxes and utility revenue taxes	(4,390)	(32,510)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	218	(1,714)
Change in other assets and liabilities	(24,455)	(38,540)
Net cash provided by operating activities	168,372	70,307
Cash flows from investing activities
Available-for-sale investment securities purchased	(208,110)	(125,531)
Principal repayments on available-for-sale investment securities	63,568	33,202
Proceeds from sale of available-for-sale investment securities	—	79,564
Redemption of stock from Federal Home Loan Bank	58,623	11,683
Net increase in loans held for investment	(23,206)	(137,122)
Proceeds from sale of real estate acquired in settlement of loans	1,258	2,162
Capital expenditures	(206,816)	(173,866)
Contributions in aid of construction	19,089	13,209
Other	3,819	485
Net cash used in investing activities	(291,775)	(296,214)
Cash flows from financing activities
Net increase in deposit liabilities	179,856	152,383
Net increase in short-term borrowings with original maturities of three months or less	5,571	79,693
Net increase (decrease) in retail repurchase agreements	13,508	(2,053)
Proceeds from other bank borrowings	10,000	—
Proceeds from issuance of long-term debt	—	125,000
Repayment of long-term debt	—	(100,000)
Excess tax benefits from share-based payment arrangements	984	267
Net proceeds from issuance of common stock	104,469	3,048
Common stock dividends	(65,140)	(62,916)
Preferred stock dividends of subsidiaries	(946)	(946)
Other	246	(228)
Net cash provided by financing activities	248,548	194,248
Net increase (decrease) in cash and cash equivalents	125,145	(31,659)
Cash and cash equivalents, beginning of period	175,542	220,036
Cash and cash equivalents, end of period	$300,687	$188,377

(1) As restated - See Note 1, “Basis of presentation - Restatement of previously issued financial statements.”

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2015	2014	2015	2014
Revenues	$558,163	$738,429	$1,131,605	$1,458,491
Expenses
Fuel oil	146,231	270,257	323,037	556,557
Purchased power	149,284	188,323	285,291	353,239
Other operation and maintenance	98,864	98,564	202,866	187,170
Depreciation	44,241	41,593	88,484	83,196
Taxes, other than income taxes	53,382	69,624	108,130	137,595
Total expenses	492,002	668,361	1,007,808	1,317,757
Operating income	66,161	70,068	123,797	140,734
Allowance for equity funds used during construction	1,896	1,387	3,309	2,996
Interest expense and other charges, net	(16,288)	(16,852)	(32,613)	(32,575)
Allowance for borrowed funds used during construction	682	523	1,181	1,137
Income before income taxes	52,451	55,126	95,674	112,292
Income taxes	19,111	20,397	34,961	41,644
Net income	33,340	34,729	60,713	70,648
Preferred stock dividends of subsidiaries	229	229	458	458
Net income attributable to Hawaiian Electric	33,111	34,500	60,255	70,190
Preferred stock dividends of Hawaiian Electric	270	270	540	540
Net income for common stock	$32,841	$34,230	$59,715	$69,650

HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2015	2014	2015	2014
Net income for common stock	$32,841	$34,230	$59,715	$69,650
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $3,349, $1,647, $6,490 and $3,252 for the respective periods	5,257	2,588	10,190	5,107
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $3,359, $1,641, $6,486 and $3,239 for the respective periods	(5,272)	(2,575)	(10,183)	(5,085)
Other comprehensive income (loss), net of taxes	(15)	13	7	22
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$32,826	$34,243	$59,722	$69,672

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	June 30, 2015	December 31, 2014
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,022	$52,299
Plant and equipment	6,142,229	6,009,482
Less accumulated depreciation	(2,218,703)	(2,175,510)
Construction in progress	196,355	158,616
Utility property, plant and equipment, net	4,171,903	4,044,887
Nonutility property, plant and equipment, less accumulated depreciation of $1,228 and $1,227 at respective dates	6,562	6,563
Total property, plant and equipment, net	4,178,465	4,051,450
Current assets
Cash and cash equivalents	4,470	13,762
Customer accounts receivable, net	139,922	158,484
Accrued unbilled revenues, net	109,444	137,374
Other accounts receivable, net	5,890	4,283
Fuel oil stock, at average cost	108,408	106,046
Materials and supplies, at average cost	57,355	57,250
Prepayments and other	35,962	66,383
Regulatory assets	99,236	71,421
Total current assets	560,687	615,003
Other long-term assets
Regulatory assets	805,323	833,843
Unamortized debt expense	7,900	8,323
Other	81,932	81,838
Total other long-term assets	895,155	924,004
Total assets	$5,634,307	$5,590,457
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 15,805,327 shares)	$105,388	$105,388
Premium on capital stock	578,933	578,938
Retained earnings	1,012,285	997,773
Accumulated other comprehensive income, net of income taxes-retirement benefit plans	52	45
Common stock equity	1,696,658	1,682,144
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,206,546	1,206,546
Total capitalization	2,937,497	2,922,983
Commitments and contingencies (Note 4)
Current liabilities
Short-term borrowings from non-affiliates	88,993	—
Accounts payable	147,750	163,934
Interest and preferred dividends payable	22,367	22,316
Taxes accrued	188,653	250,402
Regulatory liabilities	763	632
Other	66,385	65,146
Total current liabilities	514,911	502,430
Deferred credits and other liabilities
Deferred income taxes	605,702	602,872
Regulatory liabilities	356,326	344,217
Unamortized tax credits	83,893	79,492
Defined benefit pension and other postretirement benefit plans liability	578,637	595,395
Other	74,581	76,636
Total deferred credits and other liabilities	1,699,139	1,698,612
Contributions in aid of construction	482,760	466,432
Total capitalization and liabilities	$5,634,307	$5,590,457
 The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2014	15,805	$105,388	$578,938	$997,773	$45	$1,682,144
Net income for common stock	—	—	—	59,715	—	59,715
Other comprehensive income, net of taxes	—	—	—	—	7	7
Common stock dividends	—	—	—	(45,203)	—	(45,203)
Common stock issuance expenses	—	—	(5)	—	—	(5)
Balance, June 30, 2015	15,805	$105,388	$578,933	$1,012,285	$52	$1,696,658
Balance, December 31, 2013	15,429	$102,880	$541,452	$948,624	$608	$1,593,564
Net income for common stock	—	—	—	69,650	—	69,650
Other comprehensive income, net of taxes	—	—	—	—	22	22
Common stock dividends	—	—	—	(44,246)	—	(44,246)
Common stock issuance expenses	—	—	(3)	—	—	(3)
Balance, June 30, 2014	15,429	$102,880	$541,449	$974,028	$630	$1,618,987

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Six months ended June 30	2015	2014
	As restated (1)	As restated (1)
(in thousands)
Cash flows from operating activities
Net income	$60,713	$70,648
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	88,484	83,196
Other amortization	3,220	3,597
Increase in deferred income taxes	33,320	45,386
Change in tax credits, net	4,461	4,227
Allowance for equity funds used during construction	(3,309)	(2,996)
Change in cash overdraft	193	(1,038)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	16,955	(5,039)
Decrease in accrued unbilled revenues	27,930	2,255
Increase in fuel oil stock	(2,362)	(27,206)
Increase in materials and supplies	(105)	(1,835)
Increase in regulatory assets	(19,976)	(17,731)
Decrease in accounts payable	(4,371)	(38,693)
Change in prepaid and accrued income taxes and revenue taxes	(63,613)	(38,270)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	221	(498)
Change in other assets and liabilities	(14,085)	(26,759)
Net cash provided by operating activities	127,676	49,244
Cash flows from investing activities
Capital expenditures	(199,143)	(170,347)
Contributions in aid of construction	19,089	13,209
Other	511	501
Net cash used in investing activities	(179,543)	(156,637)
Cash flows from financing activities
Common stock dividends	(45,203)	(44,246)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(998)	(998)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	88,993	102,989
Other	(217)	(457)
Net cash provided by financing activities	42,575	57,288
Net decrease in cash and cash equivalents	(9,292)	(50,105)
Cash and cash equivalents, beginning of period	13,762	62,825
Cash and cash equivalents, end of period	$4,470	$12,720

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
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of June 30, 2015 and December 31, 2014, the results of their operations for the three and six months ended June 30, 2015 and 2014, and their cash flows for the six months ended June 30, 2015 and 2014. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or elsewhere in this Form 10-Q  (see “Restatement of previously issued financial statements” below) or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
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
Restatement of previously issued financial statements. Management discovered that the Utilities’ capital expenditures on HEI’s and Hawaiian Electric’s Consolidated Statements of Cash Flows did not correctly account for the beginning of period unpaid invoices and accruals (that were paid in cash during the period) and is restating its previously filed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 to correct for such misstatement by adjusting cash used for “Capital expenditures” (investing activity) and change in accounts payable (operating activity).
Management also discovered that the eliminating journal entry to offset the Hawaiian Electric consolidated net operating loss deferred tax asset did not properly reflect the adjustment on the components of income taxes (current and deferred federal income taxes) and is restating its previously filed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 to correct for such misstatement by adjusting “Increase in deferred income taxes” and “Change in other assets and liabilities” (operating activities).
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

The table below illustrates the effects of the restatement on the previously filed financial statements:

	Six months ended June 30, 2015			Six months ended June 30, 2014
	As			As
	previously	As		previously	As
(in thousands)	filed	restated	Difference	filed	restated	Difference
Consolidated Statements of Cash Flows
HEI consolidated
Cash flows from operating activities
Other amortization	$4,320	$4,792	$472	N/A	N/A	N/A
Increase/(decrease) in deferred income taxes (1)	22,980	(4,463)	(27,443)	$28,570	$44,494	$15,924
Share-based compensation expense	—	3,769	3,769	—	5,206	5,206
Increase/(decrease) in accounts, interest and dividends payable	(56,076)	8,504	64,580	(64,843)	(40,230)	24,613
Change in other assets and liabilities (1)	(47,146)	(24,455)	22,691	(16,909)	(38,540)	(21,631)
Net cash provided by operating activities	104,303	168,372	64,069	46,195	70,307	24,112
Cash flows from investing activities
Capital expenditures	(142,236)	(206,816)	(64,580)	(149,253)	(173,866)	(24,613)
Cash flows from investing activities-Other	3,308	3,819	511	(16)	485	501
Net cash used in investing activities	(227,706)	(291,775)	(64,069)	(272,102)	(296,214)	(24,112)
Hawaiian Electric consolidated
Cash flows from operating activities
Other amortization	2,748	3,220	472	N/A	N/A	N/A
Decrease in accounts payable	(68,951)	(4,371)	64,580	(63,306)	(38,693)	24,613
Change in other assets and liabilities	(13,102)	(14,085)	(983)	(26,258)	(26,759)	(501)
Net cash provided by operating activities	63,607	127,676	64,069	25,132	49,244	24,112
Cash flows from investing activities
Capital expenditures	(134,563)	(199,143)	(64,580)	(145,734)	(170,347)	(24,613)
Cash flows from investing activities-Other	—	511	511	—	501	501
Net cash used in investing activities	(115,474)	(179,543)	(64,069)	(132,525)	(156,637)	(24,112)
Note 10
HEI consolidated and Hawaiian Electric consolidated
Additions to electric utility property, plant and equipment - unpaid invoices and accruals (investing) (in millions)	53	(12)	(65)	28	3	(25)
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
On March 26, 2015, NEE’s Form S-4, which registers NEE common stock expected to be issued in the Initial Merger, was declared effective. Also on March 26, 2015, HEI filed its special meeting proxy statement for the vote on the merger proposal and related matters, which meeting was scheduled for May 12, 2015. On May 12, 2015, HEI shareholders approved a proposal to adjourn the special meeting of the shareholders to extend the deadline for shareholder voting on the proposed merger agreement with NEE. Thus, the special meeting was adjourned on May 12, 2015 and reconvened on June 10, 2015. Shareholders approved the proposed merger agreement with NextEra Energy on June 10, 2015.
On March 30, 2015, ASB Hawaii filed its Form 10, the registration statement for ASB Hawaii shares expected to be distributed in the Spin-Off.
On August 7, 2015, each of HEI and NEE filed their respective notifications pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with the U.S. Department of Justice and Federal Trade Commission. The filings initiated a 30-day waiting period, which is scheduled to expire on September 8, 2015.
PUC application.  In January 2015, NEE and Hawaiian Electric filed an application with the PUC requesting approval of the proposed Merger of Hawaiian Electric. The application also requests modification of certain conditions agreed to by HEI and the PUC in 1982 for the merger and corporate restructuring of Hawaiian Electric, and confirmation that with approval of the Merger Agreement, the recommendations in the 1995 Dennis Thomas Report (resulting from a proceeding to review the relationship between HEI and Hawaiian Electric and any impact of HEI’s then diversified activities on the Utilities) will no longer be applicable. The application includes a commitment that, for at least four years following the completion of the transaction, Hawaiian Electric will not submit any applications seeking a general base rate increase and will forego recovery of the incremental operations and maintenance rate adjustment under decoupling during that period, which amounts to approximately $60 million in cumulative savings for customers, subject to certain exceptions and conditions, including that the following remain in effect:  the RBA tariff provisions, the Rate Base RAM, the Renewable Energy Infrastructure Program, and Renewable Energy Infrastructure Surcharge, the IRP/DSM Recovery tariff provisions, the energy cost adjustment clause (ECAC) tariff provisions, the PPA tariff provision and the Pension and OPEB tracker mechanism. Various parties, including governmental, environmental and commercial interests, have been allowed to intervene in the proceeding.

Twenty-eight interveners filed testimonies in the docket in July 2015. Eleven interveners recommended the merger not be approved, eleven recommended approval only with conditions, and six did not specifically make a recommendation either way. The Consumer Advocate is scheduled to file its testimonies on August 10, 2015, and the applicants are scheduled to file their responsive testimonies on August 31, 2015. Evidentiary hearings are scheduled from November 30 to December 16, 2015.
Other requests.  On January 29, 2015, HEI submitted its application to the FERC requesting all necessary authorization to consummate the transactions contemplated by the Merger Agreement. The FERC issued its order authorizing the proposed merger on March 27, 2015.
On February 1, 2015, HEI submitted a letter to the FRB requesting deregistration as a Savings & Loan Holding Company (SLHC).
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
HEI and Hawaiian Electric believe the allegations of the complaints are without merit and intend to defend these lawsuits vigorously.

3 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended June 30, 2015
Revenues from external customers	$558,156	$65,783	$(27)	$623,912
Intersegment revenues (eliminations)	7	—	(7)	—
Revenues	558,163	65,783	(34)	623,912
Income (loss) before income taxes	52,451	19,726	(15,775)	56,402
Income taxes (benefit)	19,111	6,875	(5,075)	20,911
Net income (loss)	33,340	12,851	(10,700)	35,491
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	32,841	12,851	(10,674)	35,018
Six months ended June 30, 2015
Revenues from external customers	$1,131,587	$130,131	$56	$1,261,774
Intersegment revenues (eliminations)	18	—	(18)	—
Revenues	1,131,605	130,131	38	1,261,774
Income (loss) before income taxes	95,674	40,357	(27,311)	108,720
Income taxes (benefit)	34,961	14,031	(8,102)	40,890
Net income (loss)	60,713	26,326	(19,209)	67,830
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	59,715	26,326	(19,157)	66,884
Assets (at June 30, 2015)	5,634,307	5,777,098	28,226	11,439,631
Three months ended June 30, 2014
Revenues from external customers	$738,423	$60,616	$(382)	$798,657
Intersegment revenues (eliminations)	6	—	(6)	—
Revenues	738,429	60,616	(388)	798,657
Income (loss) before income taxes	55,126	17,956	(8,011)	65,071
Income taxes (benefit)	20,397	6,420	(3,500)	23,317
Net income (loss)	34,729	11,536	(4,511)	41,754
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	34,230	11,536	(4,485)	41,281
Six months ended June 30, 2014
Revenues from external customers	$1,458,479	$124,235	$(308)	$1,582,406
Intersegment revenues (eliminations)	12	—	(12)	—
Revenues	1,458,491	124,235	(320)	1,582,406
Income (loss) before income taxes	112,292	40,488	(15,728)	137,052
Income taxes (benefit)	41,644	14,553	(7,159)	49,038
Net income (loss)	70,648	25,935	(8,569)	88,014
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	69,650	25,935	(8,517)	87,068
Assets (at December 31, 2014)	5,590,457	5,566,222	28,463	11,185,142

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

4 · Electric utility segment

Revenue taxes. The Utilities’ revenues include amounts for the recovery of various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. However, the Utilities’ revenue tax payments to the taxing authorities in the period are based on the prior year’s billed revenues (in the case of public service company taxes and PUC fees) or on the current year’s cash collections from electric sales (in the case of franchise taxes). The Utilities included in the second quarters of 2015 and 2014 and the six months ended June 30, 2015 and 2014 approximately $50 million, $64 million, $101 million and $129 million, respectively, of revenue taxes in “revenues” and in “taxes, other than income taxes” expense.
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

HECO Capital Trust III.  HECO Capital Trust III (Trust III) was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to Hawaiian Electric, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by Hawaiian Electric in the principal amount of $31.5 million and issued by Hawaii Electric Light and Maui Electric each in the principal amount of $10 million, (iii) making distributions on these trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are currently redeemable at the issuer’s option without premium. The 2004 Debentures, together with the obligations of the Utilities under an expense agreement and Hawaiian Electric’s obligations under its trust guarantee and its guarantee of the obligations of Hawaii Electric Light and Maui Electric under their respective debentures, are the sole assets of Trust III. Taken together, Hawaiian Electric’s obligations under the Hawaiian Electric debentures, the Hawaiian Electric indenture, the subsidiary guarantees, the trust agreement, the expense agreement and trust guarantee provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of amounts due on the Trust Preferred Securities. Trust III has at all times been an unconsolidated subsidiary of Hawaiian Electric. Since Hawaiian Electric, as the holder of 100% of the trust common securities, does not absorb the majority of the variability of Trust III, Hawaiian Electric is not the primary beneficiary and does not consolidate Trust III in accordance with accounting rules on the consolidation of VIEs. Trust III’s balance sheets as of June 30, 2015 and December 31, 2014 each consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for the six months ended June 30, 2015 and 2014 each consisted of $1.7 million of interest income received from the 2004 Debentures; $1.6 million of distributions to holders of the Trust Preferred Securities; and $50,000 of common dividends on the trust common securities to Hawaiian Electric. As long as the 2004 Trust Preferred Securities are outstanding, Hawaiian Electric is not entitled to receive any funds from Trust III other than pro-rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by Hawaiian Electric in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event any of the Utilities elect to defer payment of interest on any of their respective 2004 Debentures, then Hawaiian Electric will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.
Power purchase agreements.  As of June 30, 2015, the Utilities had six purchase power agreements (PPAs) for firm capacity and other PPAs with smaller IPPs and Schedule Q providers (i.e., customers with cogeneration and/or small power production facilities with a capacity of 100 kilowatts (kWs) or less who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs. Approximately 90% of the firm capacity is purchased from AES Hawaii, Inc. (AES Hawaii), Kalaeloa Partners, L.P. (Kalaeloa), Hamakua Energy Partners, L.P. (HEP) and HPOWER. Purchases from all IPPs were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2015	2014	2015	2014
AES Hawaii	$26	$36	$60	$69
Kalaeloa	48	74	92	141
HEP	10	8	21	20
HPOWER	16	16	32	32
Other IPPs	49	54	80	91
Total IPPs	$149	$188	$285	$353

Some of the IPPs provided sufficient information for Hawaiian Electric to determine that the IPP was not a VIE, or was either a “business” or “governmental organization,” and thus excluded from the scope of accounting standards for VIEs. Other IPPs declined to provide the information necessary for Hawaiian Electric to determine the applicability of accounting standards for VIEs.
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
Pursuant to the current accounting standards for VIEs, Hawaiian Electric is deemed to have a variable interest in Kalaeloa by reason of the provisions of Hawaiian Electric’s PPA with Kalaeloa. However, management has concluded that Hawaiian Electric is not the primary beneficiary of Kalaeloa because Hawaiian Electric does not have the power to direct the activities that most significantly impact Kalaeloa’s economic performance nor the obligation to absorb Kalaeloa’s expected losses, if any, that could potentially be significant to Kalaeloa. Thus, Hawaiian Electric has not consolidated Kalaeloa in its consolidated financial statements. A significant factor affecting the level of expected losses Hawaiian Electric could potentially absorb is the fact that Hawaiian Electric’s exposure to fuel price variability is limited to the remaining term of the PPA as compared to the facility’s remaining useful life. Although Hawaiian Electric absorbs fuel price variability for the remaining term of the PPA, the PPA does not currently expose Hawaiian Electric to losses as the fuel and fuel related energy payments under the PPA have been approved by the PUC for recovery from customers through base electric rates and through Hawaiian Electric’s ECAC to the extent the fuel and fuel related energy payments are not included in base energy rates. As of June 30, 2015, Hawaiian Electric’s accounts payable to Kalaeloa amounted to $14 million.
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
In June 2015, the Utilities issued Requests for Proposals (RFP) for most of their fuel needs with supplies beginning in 2017 after the expiration of Chevron LSFO and Chevron/HIE Interisland contracts on December 31, 2016. Proposals were received in July 2015 and new contracts, which would be subject to PUC approval, are expected to be executed by December 31, 2015.
AES Hawaii, Inc. Under a PPA entered into in March 1988, as amended, for a period of 30 years beginning September 1992, Hawaiian Electric agreed to purchase 180 MW of firm capacity from AES Hawaii, Inc. (AES Hawaii). In August 2012, Hawaiian Electric filed an application with the PUC seeking an exemption from the PUC’s Competitive Bidding Framework to negotiate an amendment to the PPA to purchase 186 MW of firm capacity, extend the PPA term until 2032, and amend the energy pricing formula in the PPA. The PUC approved the exemption in April 2013, and Hawaiian Electric has been in negotiations with AES Hawaii; however, Hawaiian Electric and AES Hawaii have not reached agreement on an amendment. In June 2015, AES Hawaii filed an arbitration demand regarding a dispute about whether Hawaiian Electric was obligated to buy up to 9 MW of additional capacity based on a 1992 letter. Hawaiian Electric believes the claim asserted in the arbitration demand is without merit. Hawaiian Electric has responded to the arbitration demand. Management cannot predict the outcome of the arbitration proceeding.
Liquefied natural gas. On May 31, 2015 the previous August 2014 agreement with Fortis BC Energy Inc. (Fortis) for liquefaction capacity for liquefied natural gas (LNG) was superseded with a liquefaction Heads of Agreement by and between FortisBC Holdings Inc. and Hawaiian Electric Company, Inc. The agreement, which is subject to Hawaii PUC approval, other regulatory approvals and permits, and other conditions precedent before it becomes effective, provides for LNG liquefaction capacity purchases of 700,000 tonnes per year for the first five years, 600,000 tonnes per year for the next five years, and 500,000 tonnes per year for the last ten years. Fortis must also obtain regulatory and other approvals for the agreement to become effective. The Fortis agreement is assignable and can be assigned to the selected bidder in the Utilities’ RFP for the supply of containerized LNG and will help ensure that liquefaction capacity is available at pricing that management believes will lower customer bills.
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
On August 14, 2014, the Environmental Protection Agency (EPA) published in the Federal Register the final regulations required by section 316(b) of the CWA designed to protect aquatic organisms from adverse impacts associated with existing power plant cooling water intake structures. The regulations were effective October 14, 2014 and apply to the cooling water systems for the steam generating units at Hawaiian Electric’s power plants on the island of Oahu. The regulations prescribe a process, including a number of required site-specific studies, for states to develop facility-specific entrainment and impingement controls to be incorporated in each facility’s National Pollutant Discharge Elimination System permit. In the case of Hawaiian Electric’s power plants, there are a number of studies that have yet to be completed before Hawaiian Electric and the State of Hawaii Department of Health (DOH) can determine what entrainment or impingement controls, if any, might be necessary at the affected facilities to comply with the new 316(b) rule.
On February 16, 2012, the Federal Register published the EPA’s final rule establishing the EPA’s National Emission Standards for Hazardous Air Pollutants for fossil-fuel fired steam electrical generating units (EGUs). The final rule, known as the Mercury and Air Toxics Standards (MATS), applies to the 14 EGUs at Hawaiian Electric’s power plants. MATS establishes the Maximum Achievable Control Technology standards for the control of hazardous air pollutants emissions from new and existing EGUs. Based on a review of the final rule and the benefits and costs of alternative compliance strategies, Hawaiian

Electric has selected a MATS compliance strategy based on switching to lower emission fuels. The use of lower emission fuels will provide for MATS compliance at lower overall costs and avoid the reduction in operational flexibility imposed by emissions control equipment. Hawaiian Electric requested and received a one-year extension, resulting in a MATS compliance date of April 16, 2016. Hawaiian Electric submitted to the EPA a Petition for Reconsideration and Stay dated April 16, 2012, and a Request for Expedited Consideration dated August 14, 2013. The submittals asked the EPA to revise an emissions standard for non-continental oil-fired EGUs on the grounds that the promulgated standard was incorrectly derived. The Petition and Request submittals to the EPA included additional data to demonstrate that the existing standard is erroneous. On April 21, 2015, the EPA issued a notice denying Hawaiian Electric's MATS Petition for Reconsideration along with all other pending MATS petitions. Hawaiian Electric is now pursuing judicial relief through an appeal of EPA’s denial of the Petition. On June 29, 2015, the United State Supreme Court found that the EPA’s determination that it was appropriate and “necessary” to regulate hazardous air pollutants from power plants was flawed because the EPA did not take the costs of compliance into account. The Supreme Court sent the MATS rule case back to the D.C. Circuit Court of Appeals for further proceedings. The likely timeframe for action by the Circuit Court is October 2015. Pending action by the Circuit Court, Hawaiian Electric will continue with its plan to comply with the MATS requirements by April 16, 2016.
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
Depending upon the rules and guidance developed for compliance with the more stringent NAAQS, the Utilities may be required to incur material capital expenditures and other compliance costs, but such amounts and their timing are not determinable at this time. Additionally, the combined effects of the CWA 316(b) regulations, the MATS rule and the more stringent NAAQS may contribute to a decision to retire or deactivate certain generating units earlier than anticipated.
Hawaiian Electric, Hawaii Electric Light and Maui Electric, like other utilities, periodically encounter petroleum or other chemical releases into the environment associated with current or previous operations. The Utilities report and take action on these releases when and as required by applicable law and regulations. The Utilities believe the costs of responding to such releases identified to date will not have a material adverse effect, individually or in the aggregate, on Hawaiian Electric’s consolidated results of operations, financial condition or liquidity.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The EPA has since performed Brownfield assessments of the Site that identified environmental impacts in the subsurface. Although Maui Electric never operated at the Site and operations there had stopped four years before the merger, in discussions with the EPA and the DOH, Maui Electric agreed to undertake additional investigations at the Site and an adjacent parcel that Molokai Electric Company had used for equipment storage (the Adjacent Parcel) to determine the extent of impacts of subsurface contaminants. A 2011 assessment by a Maui Electric contractor of the Adjacent Parcel identified environmental impacts, including elevated polychlorinated biphenyls (PCBs) in the subsurface soils. In cooperation with the DOH and EPA, Maui Electric is further investigating the Site and the Adjacent Parcel to determine the extent of impacts of PCBs, residual fuel oils, and other subsurface contaminants. In March 2012, Maui Electric accrued an additional $3.1 million (reserve balance of $3.6 million as of June 30, 2015) for the additional investigation and estimated cleanup costs at the Site and the Adjacent Parcel; however, final costs of remediation will depend on the results of continued investigation. Maui Electric received the DOH’s and EPA’s comments on a draft site investigation plan for site characterization in the fourth quarter of 2013. Management concluded that these comments did not require a change to the reserve balance. The site investigation plan was revised to address the EPA’s and DOH’s comments. The final site investigation plan was submitted to the DOH and

EPA in December 2014 for their review and approval. The DOH and EPA are currently reviewing the final site investigation plan. Maui Electric is awaiting formal agency approval of this plan before commencing the site investigation.
Pearl Harbor sediment study. The U.S. Navy has completed a remedial investigation and is currently conducting a feasibility study for the remediation of contaminated sediment at several locations in Pearl Harbor. In the course of its study, the Navy identified elevated levels of PCBs in the sediment in East Loch of Pearl Harbor, offshore from the Waiau Power Plant. The results of the Navy’s study to date, including sampling data and possible remediation approaches, are undergoing further federal review. Hawaiian Electric submitted comments on the Navy’s study, including the further investigation and analyses that are necessary to identify appropriate remedial options and actions.
In July 2014, the Navy notified Hawaiian Electric of the Navy’s determination that Hawaiian Electric is responsible for cleanup of the area offshore of the Waiau Power Plant. The Navy has also requested that Hawaiian Electric reimburse the costs incurred by the Navy to date to investigate the area, and is asking Hawaiian Electric to engage in negotiations regarding the financing and undertaking of future response actions to address the sediment contamination offshore from the Waiau Power Plant. The extent of the contamination, the appropriate remedial measures to address it, and Hawaiian Electric’s potential responsibility for any associated costs, including any past costs incurred by the Navy, have not yet been determined. In December 2014, Hawaiian Electric recorded a reserve of $0.8 million for additional investigation of the PCBs in the sediment offshore from the Waiau Power Plant; however, final costs of remediation will depend on the results of the additional investigation. On March 23, 2015, Hawaiian Electric received from the EPA a letter requesting that Hawaiian Electric submit within 45 days a work plan to assess potential sources and extent of PCB contamination onshore at the Waiau Power Plant. Hawaiian Electric submitted a sampling and analysis work plan to the EPA and the State Department of Health; the work plan is currently being reviewed by the regulators. The extent of the onshore contamination, the appropriate remedial measures to address it, and any associated costs have not yet been determined.
Hawaiian Electric has also conducted a search for other potential sources of sediment contamination in the Waiau area that are unrelated to electric power generation at its Waiau Power Plant. A potential source was identified east of the plant. This potential source, located on the property currently occupied by the City and County (C&C) of Honolulu’s Neal S. Blaisdell Park, is a former Naval Reserve site where a used drum storage area, a waste oil burning pit, and an oil/water separator were operated by the Navy from the 1940s until approximately 1963. To further assess this former Naval Reserve site, Hawaiian Electric has requested environmental investigation reports, environmental data, and permits for this property and the adjacent Waimalu Stream (e.g., dredging permits and related environmental impact assessments and studies) from several federal and state agencies, as well as the C&C of Honolulu. The contribution of PCBs to sediment contamination in East Loch from this potential source has not yet been determined.
Global climate change and greenhouse gas emissions reduction.  National and international concern about climate change and the contribution of greenhouse gas (GHG) emissions (including carbon dioxide emissions from the combustion of fossil fuels) to climate change have led to action by the State and to federal legislative and regulatory proposals to reduce GHG emissions.
In July 2007, Act 234, which requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990, became law in Hawaii. On June 20, 2014, the Governor signed the final regulations required to implement Act 234 and the regulations went into effect on June 30, 2014. In general, the regulations will require affected sources that have the potential to emit GHGs in excess of established thresholds to reduce GHG emissions by 16% below 2010 emission levels by 2020. The regulations will also assess affected sources an annual fee based on tons per year of GHG emissions commencing on the effective date of the regulations, estimated to be approximately $0.5 million annually for the Utilities. The DOH GHG regulations also track the federal “Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule” (GHG Tailoring Rule, see below) and would create new thresholds for GHG emissions from new and existing stationary source facilities. State of Hawaii Act 234 requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990. The state GHG regulations were effective on June 30, 2014. In general, the state GHG regulations require entities that have the potential to emit GHGs in excess of established thresholds to reduce GHG emissions by 16 percent below 2010 emission levels by 2020. The latest assessment of the proposed federal and final state GHG rules is that the continued growth in renewable power generation will significantly reduce the compliance costs and risk for the Utilities.
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
On June 18, 2014, the EPA published in the Federal Register its proposed rule for GHG emissions (i.e., carbon emission) from existing power plants. The proposed rule, known as the Clean Power Plan, sets interim and final state-wide, state-specific emission performance goals, expressed as lb CO2/MWh, that would apply to the state’s affected sources. The interim goal would apply as an average over the period 2020 through 2029, with the final goal to be met by 2030. On the same date, the EPA also published a separate rule for modified and reconstructed power plants. On August, 3, 2015, the EPA released the final version of the Clean Power Plan, which sets carbon emission standards for fossil fuel fired electric generating units at power plants and carbon emission reduction goals for states. The final Clean Power Plan specifically exempts power plants in Hawaii, including those of Hawaiian Electric and its subsidiaries, as well as power plants in Alaska, Guam and Puerto Rico.
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

Changes to the ARO liability included in “Other liabilities” on Hawaiian Electric’s balance sheet were as follows:

	Six months ended June 30
(in thousands)	2015	2014
Balance, beginning of period	$29,419	$43,106
Accretion expense	12	643
Liabilities incurred	—	—
Liabilities settled	(1,881)	(6,052)
Revisions in estimated cash flows	—	—
Balance, end of period	$27,550	$37,697
Decoupling. In 2010, the PUC issued an order approving decoupling, which was implemented by Hawaiian Electric on March 1, 2011, by Hawaii Electric Light on April 9, 2012 and by Maui Electric on May 4, 2012. Decoupling is a regulatory model that is intended to facilitate meeting the State of Hawaii’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio standard. The decoupling model implemented in Hawaii delinks revenues from sales and includes annual rate adjustments for certain other operation and maintenance (O&M) expenses and rate base changes. The decoupling mechanism has three components: (1) a sales decoupling component via a revenue balancing account (RBA), (2) a revenue escalation component via a RAM and (3) an earnings sharing mechanism, which would provide for a reduction of revenues between rate cases in the event the utility exceeds the return on average common equity (ROACE) allowed in its most recent rate case. Decoupling provides for more timely cost recovery and earning on investments, and has resulted in an improvement in the Utilities’ under-earning situation that had existed prior to the implementation of decoupling.
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

As required, the Utilities have made available to the public, on the Utilities’ websites, performance metrics identified by the PUC. The Utilities are updating the performance metrics on a quarterly basis.
On March 31, 2015, the PUC issued an Order (the March Order) related to the Schedule B portion of the proceeding to make certain further modifications to the decoupling mechanism, and to establish a briefing schedule with respect to certain issues in the proceeding. The March Order modified the RAM portion of the decoupling mechanism to be capped at the lesser of the RAM Revenue Adjustment as currently determined (adjusted to eliminate the 90% limitation on the current RAM Period Rate Base RAM adjustment that was ordered in the Schedule A portion of the proceeding) and a RAM Revenue Adjustment calculated based on the cumulative annual compounded increase in Gross Domestic Product Price Index (GDPPI) applied to the 2014 annualized target revenues (adjusted for certain items specified in the Order). The 2014 annualized target revenues represent the target revenues from the last rate case, and RAM revenues, offset by earnings sharing credits, if any, allowed under the decoupling mechanism through the 2014 decoupling filing. The Utilities may apply to the PUC for approval of recovery of revenues for Major Projects (including related baseline projects grouped together for consideration as Major Projects) through the RAM above the RAM cap or outside of the RAM through the Renewable Energy Infrastructure Program (REIP) surcharge or other adjustment mechanism. The RAM was amended on an interim basis pending the outcome of the PUC’s review of the Utilities’ Power Supply Improvement Plans. The triennial rate case cycle required under the decoupling mechanism continues to serve as the maximum period between the filing of general rate cases, and the amendments to the RAM do not limit or dilute the ordinary opportunities for the Utilities to seek rate relief according to conventional/traditional ratemaking procedures.

In making the modifications to the RAM Adjustment, the PUC stated the changes are designed to provide the PUC with control of and prior regulatory review over substantial additions to baseline projects between rate cases. The modifications do not deprive the Utilities of the opportunity to recover any prudently incurred expenditure or limit orderly recovery for necessary expanded capital programs.
The RBA, which is the sales decoupling component, was retained by the PUC in its March Order, and the PUC made no change in the authorized return on common equity. The PUC stated that performance-based ratemaking is not adopted at this time.
In accordance with the March Order, the Utilities and the Consumer Advocate filed on June 15, 2015, their Joint Proposed Modified REIP Framework/Standards and Guidelines regarding the eligibility of projects for cost recovery above the RAM Cap through the REIP surcharge. On the same date, the Utilities filed their proposed standards and guidelines on the eligibility of projects for cost recovery through the RAM above the RAM cap. On June 30, 2015, the Consumer Advocate filed comments on this proposal, and the County of Hawai‘i filed comments on both the REIP and the RAM above the RAM Cap proposals.
On May 28, 2015, the PUC issued an Order (the May Order) related to the Utilities’ revised annual decoupling filing for tariffed rates submitted on April 15, 2015. The May Order ruled on the specific matters identified by the PUC in its information requests and by the Consumer Advocate in its Statement of Position. As a result of the May Order, on June 3, 2015, the Utilities filed revised tariff rates reflecting a reduction to the RAM portion of the tariff filing. The revision was made primarily to adjust the RAM to reflect reduced operations and maintenance expenses associated with the Utilities’ change in estimate related to the allocation of indirect costs implemented in 2014, and to exclude the GDPPI factor on the depreciation expense portion for the calculation of the 2015 RAM Cap. The May Order also requires a one-time adjustment to customers for the impact of bonus tax depreciation enacted in December 2014 on the RAM revenues used for the 2014 tariff filing.
The revised 2015 annual incremental RAM revenues for the Utilities amounts to $11.1 million compared to the $26.2 million filed on April 15, 2015 and the $31.6 million filed on March 31, 2015 based on the methodology prior to its modification in the March Order. The tariffed rates, which became effective on June 8, 2015, also include the collection or refund of the accrued RBA balance and associated revenue taxes as of December 31, 2014 and any accrued earnings sharing mechanism credits. The net refund to be provided by the three Utilities under the revised tariffs amounts to $0.4 million, compared to a collection of $14.7 million under the tariffs filed on April 15, 2015. Below is a summary of the 2015 incremental impact by company.

($ in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Annual incremental RAM adjusted revenues	$8.1	$1.5	$1.5
Annual change in accrued earnings sharing credits to be refunded	$—	$—	$(0.1)
Annual change in accrued RBA balance as of December 31, 2014 (and associated revenue taxes) to be collected	$(9.2)	$0.1	$(2.2)
Net annual incremental amount to be collected under the tariffs	$(1.1)	$1.5	$(0.8)
Impact on typical residential customer monthly bill (in dollars) *	$(0.09)	$0.88	$(0.13)
Note: Columns may not foot due to rounding
* Based on a 500 KWH bill for Hawaiian Electric, Maui Electric, and Hawaii Electric Light. The bill impact for Lanai and Molokai customers is a decrease of $0.11, based on a 400 KWH bill.
As required by the March Order, the Parties filed initial and reply briefs related to the following issues: (1) whether, and if so, how the conventional performance incentive mechanisms proposed in this proceeding should be refined and implemented in this docket; (2) what are the appropriate steps, processes and timing for determining measures to improve the efficiency and effectiveness of the general rate case filing and review process; and (3) what are the appropriate steps, processes, and timing to further consider the merits of the proposed changes to the ECAC identified in this proceeding. In identifying the issue on possible changes to the ECAC, the PUC stated that changes to the ECAC should be made with great care to avoid unintended consequences.
The May Order indicates the PUC will review the change in estimate related to the allocation of indirect costs in a separate docket, and that the change will remain subject to adjustment pending the outcome of the review. Management cannot predict the outcome of this review or the further outcome of this proceeding or the ultimate impact of the proceeding on the results of operation of the Utilities or the net financial impact on the Utilities and HEI.
Potential impact of lava flows. In June 2014, lava from the Kilauea Volcano on the island of Hawaii began flowing toward the town of Pahoa. Hawaii Electric Light monitored utility property and equipment near the affected areas and protected that property and equipment to the extent possible (e.g., building barriers around poles). In March 2015 Hawaii Electric Light filed an application with the PUC requesting approval to defer costs incurred by the Company to monitor, prepare for, respond to, and take other actions necessary in connection with the June 2014 Kilauea lava flow such that the Company can request PUC approval to recover those costs in a future rate case. The PUC approved a procedural schedule for this application and the parties are currently conducting discovery.
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
Policy Statement and Order Regarding Demand Response Programs. The PUC provided guidance concerning the objectives and goals for demand response programs, and ordered the Utilities to develop within 90 days an integrated Demand Response Portfolio Plan that will enhance system operations and reduce costs to customers. The Utilities’ Plan was filed in July 2014. In August 2014, the PUC invited public comment on the Utilities’ Plan. The Utilities submitted a status update in October 2014, and a second status update was filed with the PUC in March 2015. On July 28, 2015, the PUC issued an order appointing a special advisor to guide, monitor, and review the Utility’s Plan design and implementation.
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
On June 29, 2015, the Utilities submitted their final Statement of Position in the DER proceeding, which included:

(1)	new pricing provisions for future rooftop PV systems,

(2)	technical standards for advanced inverters,

(3)	new options for customers including battery-equipped rooftop PV systems,

(4)	a pilot time-of-use rate,

(5)	an improved method of calculating the amount of rooftop PV that can be safely installed, and

(6)	a streamlined and standardized PV application process.
Management cannot predict the outcome of the proceedings to review the Plans submitted in response to the PUC’s April 2014 resource planning orders, the DER Investigative Proceeding or the ultimate impact of the proceedings on the results of operations of the Utilities.
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

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income
Three months ended June 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$391,007	83,732	83,442	—	(18)	$558,163
Expenses
Fuel oil	104,278	16,241	25,712	—	—	146,231
Purchased power	107,370	24,555	17,359	—	—	149,284
Other operation and maintenance	66,428	16,158	16,278	—	—	98,864
Depreciation	29,389	9,312	5,540	—	—	44,241
Taxes, other than income taxes	37,479	7,944	7,959	—	—	53,382
Total expenses	344,944	74,210	72,848	—	—	492,002
Operating income	46,063	9,522	10,594	—	(18)	66,161
Allowance for equity funds used during construction	1,581	165	150	—	—	1,896
Equity in earnings of subsidiaries	9,624	—	—	—	(9,624)	—
Interest expense and other charges, net	(11,290)	(2,592)	(2,424)	—	18	(16,288)
Allowance for borrowed funds used during construction	564	58	60	—	—	682
Income before income taxes	46,542	7,153	8,380	—	(9,624)	52,451
Income taxes	13,431	2,536	3,144	—	—	19,111
Net income	33,111	4,617	5,236	—	(9,624)	33,340
Preferred stock dividends of subsidiaries	—	133	96	—	—	229
Net income attributable to Hawaiian Electric	33,111	4,484	5,140	—	(9,624)	33,111
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$32,841	4,484	5,140	—	(9,624)	$32,841

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (Loss)
Three months ended June 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$32,841	4,484	5,140	—	(9,624)	$32,841
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	5,257	713	652	—	(1,365)	5,257
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(5,272)	(716)	(655)	—	1,371	(5,272)
Other comprehensive income (loss), net of taxes	(15)	(3)	(3)	—	6	(15)
Comprehensive income attributable to common shareholder	$32,826	4,481	5,137	—	(9,618)	$32,826

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income
Three months ended June 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$530,991	103,544	103,916	—	(22)	$738,429
Expenses
Fuel oil	195,549	31,179	43,529	—	—	270,257
Purchased power	140,805	28,170	19,348	—	—	188,323
Other operation and maintenance	68,992	14,817	14,755	—	—	98,564
Depreciation	27,300	8,976	5,317	—	—	41,593
Taxes, other than income taxes	49,949	9,757	9,918	—	—	69,624
Total expenses	482,595	92,899	92,867	—	—	668,361
Operating income	48,396	10,645	11,049	—	(22)	70,068
Allowance for equity funds used during construction	1,417	121	(151)	—	—	1,387
Equity in earnings of subsidiaries	9,859	—	—	—	(9,859)	—
Interest expense and other charges, net	(11,553)	(2,852)	(2,469)	—	22	(16,852)
Allowance for borrowed funds used during construction	535	47	(59)	—	—	523
Income before income taxes	48,654	7,961	8,370	—	(9,859)	55,126
Income taxes	14,154	2,982	3,261	—	—	20,397
Net income	34,500	4,979	5,109	—	(9,859)	34,729
Preferred stock dividends of subsidiaries	—	133	96	—	—	229
Net income attributable to Hawaiian Electric	34,500	4,846	5,013	—	(9,859)	34,500
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$34,230	4,846	5,013	—	(9,859)	$34,230

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income
Three months ended June 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$34,230	4,846	5,013	—	(9,859)	$34,230
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	2,588	292	292	—	(584)	2,588
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(2,575)	(292)	(292)	—	584	(2,575)
Other comprehensive income, net of taxes	13	—	—	—	—	13
Comprehensive income attributable to common shareholder	$34,243	4,846	5,013	—	(9,859)	$34,243

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income
Six months ended June 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$790,748	171,787	169,116	—	(46)	$1,131,605
Expenses
Fuel oil	222,681	39,626	60,730	—	—	323,037
Purchased power	210,620	46,448	28,223	—	—	285,291
Other operation and maintenance	136,512	32,557	33,797	—	—	202,866
Depreciation	58,778	18,625	11,081	—	—	88,484
Taxes, other than income taxes	75,680	16,328	16,122	—	—	108,130
Total expenses	704,271	153,584	149,953	—	—	1,007,808
Operating income	86,477	18,203	19,163	—	(46)	123,797
Allowance for equity funds used during construction	2,704	310	295	—	—	3,309
Equity in earnings of subsidiaries	17,316	—	—	—	(17,316)	—
Interest expense and other charges, net	(22,528)	(5,272)	(4,859)	—	46	(32,613)
Allowance for borrowed funds used during construction	952	111	118	—	—	1,181
Income before income taxes	84,921	13,352	14,717	—	(17,316)	95,674
Income taxes	24,666	4,813	5,482	—	—	34,961
Net income	60,255	8,539	9,235	—	(17,316)	60,713
Preferred stock dividends of subsidiaries	—	267	191	—	—	458
Net income attributable to Hawaiian Electric	60,255	8,272	9,044	—	(17,316)	60,255
Preferred stock dividends of Hawaiian Electric	540	—	—	—	—	540
Net income for common stock	$59,715	8,272	9,044	—	(17,316)	$59,715

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (Loss)
Six months ended June 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$59,715	8,272	9,044	—	(17,316)	$59,715
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	10,190	1,364	1,252	—	(2,616)	10,190
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(10,183)	(1,367)	(1,255)	—	2,622	(10,183)
Other comprehensive income (loss), net of taxes	7	(3)	(3)	—	6	7
Comprehensive income attributable to common shareholder	$59,722	8,269	9,041	—	(17,310)	$59,722

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income
Six months ended June 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,043,446	208,475	206,609	—	(39)	$1,458,491
Expenses
Fuel oil	399,096	62,679	94,782	—	—	556,557
Purchased power	264,774	57,661	30,804	—	—	353,239
Other operation and maintenance	127,507	28,864	30,799	—	—	187,170
Depreciation	54,601	17,951	10,644	—	—	83,196
Taxes, other than income taxes	98,133	19,520	19,942	—	—	137,595
Total expenses	944,111	186,675	186,971	—	—	1,317,757
Operating income	99,335	21,800	19,638	—	(39)	140,734
Allowance for equity funds used during construction	2,889	186	(79)	—	—	2,996
Equity in earnings of subsidiaries	18,776	—	—	—	(18,776)	—
Interest expense and other charges, net	(22,040)	(5,600)	(4,974)	—	39	(32,575)
Allowance for borrowed funds used during construction	1,094	72	(29)	—	—	1,137
Income before income taxes	100,054	16,458	14,556	—	(18,776)	112,292
Income taxes	29,864	6,184	5,596	—	—	41,644
Net income	70,190	10,274	8,960	—	(18,776)	70,648
Preferred stock dividends of subsidiaries	—	267	191	—	—	458
Net income attributable to Hawaiian Electric	70,190	10,007	8,769	—	(18,776)	70,190
Preferred stock dividends of Hawaiian Electric	540	—	—	—	—	540
Net income for common stock	$69,650	10,007	8,769	—	(18,776)	$69,650

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income
Six months ended June 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$69,650	10,007	8,769	—	(18,776)	$69,650
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	5,107	636	545	—	(1,181)	5,107
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(5,085)	(636)	(545)	—	1,181	(5,085)
Other comprehensive income, net of taxes	22	—	—	—	—	22
Comprehensive income attributable to common shareholder	$69,672	10,007	8,769	—	(18,776)	$69,672

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet
June 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,542	5,464	3,016	—	—	$52,022
Plant and equipment	3,889,544	1,187,999	1,064,686	—	—	6,142,229
Less accumulated depreciation	(1,275,328)	(484,930)	(458,445)	—	—	(2,218,703)
Construction in progress	162,872	18,754	14,729	—	—	196,355
Utility property, plant and equipment, net	2,820,630	727,287	623,986	—	—	4,171,903
Nonutility property, plant and equipment, less accumulated depreciation	4,949	82	1,531	—	—	6,562
Total property, plant and equipment, net	2,825,579	727,369	625,517	—	—	4,178,465
Investment in wholly owned subsidiaries, at equity	543,351	—	—	—	(543,351)	—
Current assets
Cash and cash equivalents	3,393	801	175	101	—	4,470
Advances to affiliates	18,200	—	—	—	(18,200)	—
Customer accounts receivable, net	95,975	23,981	19,966	—	—	139,922
Accrued unbilled revenues, net	80,165	13,772	15,507	—	—	109,444
Other accounts receivable, net	11,816	2,009	2,703	—	(10,638)	5,890
Fuel oil stock, at average cost	85,710	8,350	14,348	—	—	108,408
Materials and supplies, at average cost	32,857	7,172	17,326	—	—	57,355
Prepayments and other	23,986	3,345	8,882	—	(251)	35,962
Regulatory assets	82,751	8,829	7,656	—	—	99,236
Total current assets	434,853	68,259	86,563	101	(29,089)	560,687
Other long-term assets
Regulatory assets	601,012	105,093	99,218	—	—	805,323
Unamortized debt expense	5,397	1,353	1,150	—	—	7,900
Other	52,211	15,303	14,418	—	—	81,932
Total other long-term assets	658,620	121,749	114,786	—	—	895,155
Total assets	$4,462,403	917,377	826,866	101	(572,440)	$5,634,307
Capitalization and liabilities
Capitalization
Common stock equity	$1,696,658	285,104	258,146	101	(543,351)	$1,696,658
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	830,546	190,000	186,000	—	—	1,206,546
Total capitalization	2,549,497	482,104	449,146	101	(543,351)	2,937,497
Current liabilities
Current portion of long-term debt	—	—	—	—	—	—
Short-term borrowings from non-affiliates	88,993	—	—	—	—	88,993
Short-term borrowings from affiliate	—	13,000	5,200	—	(18,200)	—
Accounts payable	113,360	16,479	17,911	—	—	147,750
Interest and preferred dividends payable	15,435	3,962	2,976	—	(6)	22,367
Taxes accrued	130,919	29,577	28,408	—	(251)	188,653
Regulatory liabilities	286	—	477	—	—	763
Other	51,946	9,237	15,834	—	(10,632)	66,385
Total current liabilities	400,939	72,255	70,806	—	(29,089)	514,911
Deferred credits and other liabilities
Deferred income taxes	428,866	91,220	85,616	—	—	605,702
Regulatory liabilities	245,038	81,195	30,093	—	—	356,326
Unamortized tax credits	53,632	15,290	14,971	—	—	83,893
Defined benefit pension and other postretirement benefit plans liability	436,946	67,802	73,889	—	—	578,637
Other	47,777	13,142	13,662	—	—	74,581
Total deferred credits and other liabilities	1,212,259	268,649	218,231	—	—	1,699,139
Contributions in aid of construction	299,708	94,369	88,683	—	—	482,760
Total capitalization and liabilities	$4,462,403	917,377	826,866	101	(572,440)	$5,634,307

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet
December 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,819	5,464	3,016	—	—	$52,299
Plant and equipment	3,782,438	1,179,032	1,048,012	—	—	6,009,482
Less accumulated depreciation	(1,253,866)	(473,933)	(447,711)	—	—	(2,175,510)
Construction in progress	134,376	12,421	11,819	—	—	158,616
Utility property, plant and equipment, net	2,706,767	722,984	615,136	—	—	4,044,887
Nonutility property, plant and equipment, less accumulated depreciation	4,950	82	1,531	—	—	6,563
Total property, plant and equipment, net	2,711,717	723,066	616,667	—	—	4,051,450
Investment in wholly owned subsidiaries, at equity	538,639	—	—	—	(538,639)	—
Current assets
Cash and cash equivalents	12,416	612	633	101	—	13,762
Advances to affiliates	16,100	—	—	—	(16,100)	—
Customer accounts receivable, net	111,462	24,222	22,800	—	—	158,484
Accrued unbilled revenues, net	103,072	15,926	18,376	—	—	137,374
Other accounts receivable, net	9,980	981	2,246	—	(8,924)	4,283
Fuel oil stock, at average cost	74,515	13,800	17,731	—	—	106,046
Materials and supplies, at average cost	33,154	6,664	17,432	—	—	57,250
Prepayments and other	44,680	8,611	13,567	—	(475)	66,383
Regulatory assets	58,550	6,745	6,126	—	—	71,421
Total current assets	463,929	77,561	98,911	101	(25,499)	615,003
Other long-term assets
Regulatory assets	623,784	107,454	102,788	—	(183)	833,843
Unamortized debt expense	5,640	1,438	1,245	—	—	8,323
Other	53,106	15,366	13,366	—	—	81,838
Total other long-term assets	682,530	124,258	117,399	—	(183)	924,004
Total assets	$4,396,815	924,885	832,977	101	(564,321)	$5,590,457
Capitalization and liabilities
Capitalization
Common stock equity	$1,682,144	281,846	256,692	101	(538,639)	$1,682,144
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	830,546	190,000	186,000	—	—	1,206,546
Total capitalization	2,534,983	478,846	447,692	101	(538,639)	2,922,983
Current liabilities
Short-term borrowings from affiliate	—	10,500	5,600	—	(16,100)	—
Accounts payable	122,433	23,728	17,773	—	—	163,934
Interest and preferred dividends payable	15,407	3,989	2,931	—	(11)	22,316
Taxes accrued	176,339	37,548	36,807	—	(292)	250,402
Regulatory liabilities	191	—	441	—	—	632
Other	48,282	9,866	16,094	—	(9,096)	65,146
Total current liabilities	362,652	85,631	79,646	—	(25,499)	502,430
Deferred credits and other liabilities
Deferred income taxes	429,515	90,119	83,238	—	—	602,872
Regulatory liabilities	236,727	77,707	29,966	—	(183)	344,217
Unamortized tax credits	49,865	14,902	14,725	—	—	79,492
Defined benefit pension and other postretirement benefit plans liability	446,888	72,547	75,960	—	—	595,395
Other	52,446	10,658	13,532	—	—	76,636
Total deferred credits and other liabilities	1,215,441	265,933	217,421	—	(183)	1,698,612
Contributions in aid of construction	283,739	94,475	88,218	—	—	466,432
Total capitalization and liabilities	$4,396,815	924,885	832,977	101	(564,321)	$5,590,457

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity
Six months ended June 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2014	$1,682,144	281,846	256,692	101	(538,639)	$1,682,144
Net income for common stock	59,715	8,272	9,044	—	(17,316)	59,715
Other comprehensive income (loss), net of taxes	7	(3)	(3)	—	6	7
Common stock dividends	(45,203)	(5,010)	(7,587)	—	12,597	(45,203)
Common stock issuance expenses	(5)	(1)	—	—	1	(5)
Balance, June 30, 2015	$1,696,658	285,104	258,146	101	(543,351)	$1,696,658

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity
Six months ended June 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2013	$1,593,564	274,802	248,771	101	(523,674)	$1,593,564
Net income for common stock	69,650	10,007	8,769	—	(18,776)	69,650
Other comprehensive income, net of taxes	22	—	—	—	—	22
Common stock dividends	(44,246)	(5,813)	(7,175)	—	12,988	(44,246)
Common stock issuance expenses	(3)	(1)	—	—	1	(3)
Balance, June 30, 2014	$1,618,987	278,995	250,365	101	(529,461)	$1,618,987

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Six months ended June 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
	As restated	As restated	As restated			As restated
Cash flows from operating activities
Net income	$60,255	8,539	9,235	—	(17,316)	$60,713
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(17,366)	—	—	—	17,316	(50)
Common stock dividends received from subsidiaries	12,647	—	—	—	(12,597)	50
Depreciation of property, plant and equipment	58,778	18,625	11,081	—	—	88,484
Other amortization (1)	1,177	870	1,173	—	—	3,220
Increase in deferred income taxes	26,423	1,376	5,521	—	—	33,320
Change in tax credits, net	3,803	399	259	—	—	4,461
Allowance for equity funds used during construction	(2,704)	(310)	(295)	—	—	(3,309)
Change in cash overdraft	—	—	193	—	—	193
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	13,651	(787)	2,377	—	1,714	16,955
Decrease in accrued unbilled revenues	22,907	2,154	2,869	—	—	27,930
Decrease (increase) in fuel oil stock	(11,195)	5,450	3,383	—	—	(2,362)
Decrease (increase) in materials and supplies	297	(508)	106	—	—	(105)
Increase in regulatory assets	(15,984)	(2,987)	(1,005)	—	—	(19,976)
Increase (decrease) in accounts payable (2)	(5,098)	(1,411)	2,138	—	—	(4,371)
Change in prepaid and accrued income and utility revenue taxes	(53,350)	(3,079)	(7,184)	—	—	(63,613)
Increase in defined benefit pension and other postretirement benefit plans liability	—	—	221	—	—	221
Change in other assets and liabilities (3)	(6,433)	(1,848)	(4,090)	—	(1,714)	(14,085)
Net cash provided by operating activities	87,808	26,483	25,982	—	(12,597)	127,676
Cash flows from investing activities
Capital expenditures (4)	(154,727)	(25,106)	(19,310)	—	—	(199,143)
Contributions in aid of construction	16,628	1,465	996	—	—	19,089
Other (5)	334	124	53	—	—	511
Advances from affiliates	(2,100)	—	—	—	2,100	—
Net cash used in investing activities	(139,865)	(23,517)	(18,261)	—	2,100	(179,543)
Cash flows from financing activities
Common stock dividends	(45,203)	(5,010)	(7,587)	—	12,597	(45,203)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(540)	(267)	(191)	—	—	(998)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	88,993	2,500	(400)	—	(2,100)	88,993
Other	(216)	—	(1)	—	—	(217)
Net cash provided by (used in) financing activities	43,034	(2,777)	(8,179)	—	10,497	42,575
Net increase (decrease) in cash and cash equivalents	(9,023)	189	(458)	—	—	(9,292)
Cash and cash equivalents, beginning of period	12,416	612	633	101	—	13,762
Cash and cash equivalents, end of period	$3,393	801	175	101	—	$4,470
(1) Prior to restatement, other amortization for Maui Electric and Hawaiian Electric Consolidated were $701 and $2,748, respectively.
(2) Prior to restatement, decrease in accounts payable for Hawaiian Electric, Hawaii Electric Light, Maui Electric and Hawaiian Electric Consolidated, were $(56,746), $(8,755), $(3,450) and $(68,951), respectively.
(3) Prior to restatement, changes in other assets and liabilities for Hawaiian Electric, Hawaii Electric Light, Maui Electric, Consolidating adjustments and Hawaiian Electric Consolidated were $(6,099), $(1,724), $(3,565), $(1,714) and $(13,102), respectively.
(4) Prior to restatement, capital expenditures for Hawaiian Electric, Hawaii Electric Light, Maui Electric and Hawaiian Electric Consolidated, were $(103,079), $(17,762), $(13,722) and $(134,563), respectively.
(5) Prior to restatement, cash flows from investing activities-other for Hawaiian Electric, Hawaii Electric Light, Maui Electric and Hawaiian Electric Consolidated, were nil.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Six months ended June 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
	As restated	As restated	As restated			As restated
Cash flows from operating activities
Net income	$70,190	10,274	8,960	—	(18,776)	$70,648
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(18,826)	—	—	—	18,776	(50)
Common stock dividends received from subsidiaries	13,038	—	—	—	(12,988)	50
Depreciation of property, plant and equipment	54,601	17,951	10,644	—	—	83,196
Other amortization	554	1,299	1,744	—	—	3,597
Increase in deferred income taxes	34,976	4,478	5,932	—	—	45,386
Change in tax credits, net	3,482	434	311	—	—	4,227
Allowance for equity funds used during construction	(2,889)	(186)	79	—	—	(2,996)
Change in cash overdraft	—	—	(1,038)	—	—	(1,038)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(4,840)	(1,527)	708	—	620	(5,039)
Decrease (increase) in accrued unbilled revenues	1,058	(352)	1,549	—	—	2,255
Decrease (increase) in fuel oil stock	(23,457)	1,661	(5,410)	—	—	(27,206)
Increase in materials and supplies	(229)	(246)	(1,360)	—	—	(1,835)
Increase in regulatory assets	(15,893)	(1,640)	(198)	—	—	(17,731)
Increase (decrease) in accounts payable (1)	(36,545)	(4,268)	2,120	—	—	(38,693)
Change in prepaid and accrued income and utility revenue taxes	(33,867)	(3,709)	(694)	—	—	(38,270)
Decrease in defined benefit pension and other postretirement benefit plans liability	(281)	—	(217)	—	—	(498)
Change in other assets and liabilities (2)	(20,284)	(2,690)	(3,165)	—	(620)	(26,759)
Net cash provided by operating activities	20,788	21,479	19,965	—	(12,988)	49,244
Cash flows from investing activities
Capital expenditures (3)	(122,942)	(21,920)	(25,485)	—	—	(170,347)
Contributions in aid of construction	8,520	2,493	2,196	—	—	13,209
Other (4)	387	104	10	—		501
Advances from (to) affiliates	(16,761)	1,000	—	—	15,761	—
Net cash used in investing activities	(130,796)	(18,323)	(23,279)	—	15,761	(156,637)
Cash flows from financing activities
Common stock dividends	(44,246)	(5,813)	(7,175)	—	12,988	(44,246)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(540)	(267)	(191)	—	—	(998)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	101,989	3,400	13,361	—	(15,761)	102,989
Other	(334)	(48)	(75)	—	—	(457)
Net cash provided by (used in) financing activities	56,869	(2,728)	5,920	—	(2,773)	57,288
Net increase (decrease) in cash and cash equivalents	(53,139)	428	2,606	—	—	(50,105)
Cash and cash equivalents, beginning of period	61,245	1,326	153	101	—	62,825
Cash and cash equivalents, end of period	$8,106	1,754	2,759	101	—	$12,720
(1) Prior to restatement, decrease in accounts payable for Hawaiian Electric, Hawaii Electric Light, Maui Electric and Hawaiian Electric Consolidated were $(54,777), $(5,621), $(2,908) and $(63,306), respectively.
(2) Prior to restatement, changes in other assets and liabilities for Hawaiian Electric, Hawaii Electric Light, Maui Electric, Consolidating adjustments and Hawaiian Electric Consolidated were $(19,897), $(2,586), $(3,155), $(620) and $(26,258), respectively.
(3) Prior to restatement, capital expenditures for Hawaiian Electric, Hawaii Electric Light, Maui Electric and Hawaiian Electric Consolidated were $(104,710), $(20,567), $(20,457) and $(145,734), respectively.
(4) Prior to restatement, cash flows from investing activities-other for Hawaiian Electric, Hawaii Electric Light, Maui Electric and Hawaiian Electric Consolidated, were nil.

5 · Bank segment

Selected financial information
American Savings Bank, F.S.B.
Statements of Income Data

	Three months ended June 30		Six months ended June 30
(in thousands)	2015	2014	2015	2014
Interest and dividend income
Interest and fees on loans	$46,035	$43,851	$91,233	$87,533
Interest and dividends on investment securities	3,306	2,950	6,357	5,985
Total interest and dividend income	49,341	46,801	97,590	93,518
Interest expense
Interest on deposit liabilities	1,266	1,237	2,526	2,462
Interest on other borrowings	1,487	1,420	2,953	2,825
Total interest expense	2,753	2,657	5,479	5,287
Net interest income	46,588	44,144	92,111	88,231
Provision for loan losses	1,825	1,021	2,439	2,016
Net interest income after provision for loan losses	44,763	43,123	89,672	86,215
Noninterest income
Fees from other financial services	5,550	5,217	10,905	10,345
Fee income on deposit liabilities	5,424	4,645	10,739	9,066
Fee income on other financial products	2,103	2,064	3,992	4,354
Bank-owned life insurance	1,058	982	2,041	1,945
Mortgage banking income	2,068	246	3,890	874
Gains on sale of investment securities	—	—	—	2,847
Other income, net	239	661	974	1,286
Total noninterest income	16,442	13,815	32,541	30,717
Noninterest expense
Compensation and employee benefits	22,319	19,872	44,085	40,158
Occupancy	4,009	4,489	8,122	8,442
Data processing	2,953	2,971	6,069	6,031
Services	2,833	2,855	5,174	5,128
Equipment	1,690	1,609	3,391	3,254
Office supplies, printing and postage	1,303	1,456	2,786	3,072
Marketing	844	1,031	1,685	1,742
FDIC insurance	773	805	1,584	1,601
Other expense	4,755	3,894	8,960	7,016
Total noninterest expense	41,479	38,982	81,856	76,444
Income before income taxes	19,726	17,956	40,357	40,488
Income taxes	6,875	6,420	14,031	14,553
Net income	$12,851	$11,536	$26,326	$25,935

American Savings Bank, F.S.B.
Statements of Comprehensive Income Data

	Three months ended June 30		Six months ended June 30
(in thousands)	2015	2014	2015	2014
Net income	$12,851	$11,536	$26,326	$25,935
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of (taxes) benefits of $2,439, $(1,679), $161 and $(3,343) for the respective periods	(3,694)	2,543	(243)	5,063
Less: reclassification adjustment for net realized gains included in net income, net of taxes of nil, nil, nil and $1,132 for the respective periods	—	—	—	(1,715)
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $255, $142, $514 and $286 for the respective periods	387	215	779	434
Other comprehensive income (loss), net of taxes	(3,307)	2,758	536	3,782
Comprehensive income	$9,544	$14,294	$26,862	$29,717

American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	June 30, 2015		December 31, 2014
Assets
Cash and due from banks		$106,914		$107,233
Interest-bearing deposits		162,088		54,230
Available-for-sale investment securities, at fair value		693,520		550,394
Stock in Federal Home Loan Bank, at cost		10,678		69,302
Loans receivable held for investment		4,457,182		4,434,651
Allowance for loan losses		(46,365)		(45,618)
Net loans		4,410,817		4,389,033
Loans held for sale, at lower of cost or fair value		5,581		8,424
Other		305,310		305,416
Goodwill		82,190		82,190
Total assets		$5,777,098		$5,566,222

Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$1,455,721		$1,342,794
Deposit liabilities—interest-bearing		3,347,550		3,280,621
Other borrowings		314,157		290,656
Other		113,015		118,363
Total liabilities		5,230,443		5,032,434
Commitments and contingencies
Common stock		1		1
Additional paid in capital		339,416		338,411
Retained earnings		223,260		211,934
Accumulated other comprehensive loss, net of tax benefits
Net unrealized gains on securities	$219		$462
Retirement benefit plans	(16,241)	(16,022)	(17,020)	(16,558)
Total shareholder’s equity		546,655		533,788
Total liabilities and shareholder’s equity		$5,777,098		$5,566,222

Other assets
Bank-owned life insurance		$136,062		$134,115
Premises and equipment, net		85,976		92,407
Prepaid expenses		3,728		3,196
Accrued interest receivable		14,052		13,632
Mortgage-servicing rights		12,265		11,540
Low-income housing equity investments		30,974		33,438
Real estate acquired in settlement of loans, net		318		891
Other		21,935		16,197
		$305,310		$305,416
Other liabilities
Accrued expenses		$26,915		$37,880
Federal and state income taxes payable		26,502		28,642
Cashier’s checks		27,670		20,509
Advance payments by borrowers		10,093		9,652
Other		21,835		21,680
		$113,015		$118,363

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.

Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of $214 million and $100 million, respectively, as of June 30, 2015 and $191 million and $100 million, respectively, as of December 31, 2014.
Available-for-sale investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value		Gross unrealized losses
					Less than 12 months			12 months or longer
(dollar in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
June 30, 2015
Available-for-sale
U.S. Treasury and federal agency obligations	$168,143	$1,355	$(1,039)	$168,459	12	$76,835	$(477)	3	$18,332	$(562)
Mortgage-related securities- FNMA, FHLMC and GNMA	525,014	5,217	(5,170)	525,061	20	170,965	(1,622)	25	136,546	(3,548)
	$693,157	$6,572	$(6,209)	$693,520	32	$247,800	$(2,099)	28	$154,878	$(4,110)
December 31, 2014
Available-for-sale
U.S. Treasury and federal agency obligations	$119,507	$1,092	$(1,039)	$119,560	6	$41,970	$(361)	5	$29,168	$(678)
Mortgage-related securities- FNMA, FHLMC and GNMA	430,120	5,653	(4,939)	430,834	6	47,029	(164)	29	172,623	(4,775)
	$549,627	$6,745	$(5,978)	$550,394	12	$88,999	$(525)	34	$201,791	$(5,453)
The unrealized losses on ASB’s investments in mortgage-related securities and obligations issued by federal agencies were caused by interest rate movements. Because ASB does not intend to sell the securities and has determined it is more likely than not that it will not be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, ASB did not consider these investments to be other-than-temporarily impaired at June 30, 2015.
The fair values of ASB’s investment securities could decline if interest rates rise or spreads widen.
U.S. Treasury and federal agency obligations have contractual terms to maturity. Mortgage-related securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.The contractual maturities of available-for-sale investment securities were as follows:

June 30, 2015	Amortized cost	Fair value
(in thousands)
Due in one year or less	$—	$—
Due after one year through five years	37,272	37,631
Due after five years through ten years	77,747	78,291
Due after ten years	53,124	52,537
	168,143	168,459
Mortgage-related securities-FNMA,FHLMC and GNMA	525,014	525,061
Total available-for-sale securities	$693,157	$693,520

Allowance for loan losses.  The allowance for loan losses (balances and changes) and financing receivables were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Unallocated	Total
Three months ended June 30, 2015
Allowance for loan losses:
Beginning balance	$4,921	$11,228	$6,523	$2,286	$2,837	$21	$14,580	$3,399	$—	$45,795
Charge-offs	(58)	—	(17)	—	—	—	(756)	(983)	—	(1,814)
Recoveries	55	—	8	136	—	—	106	254	—	559
Provision	(627)	(808)	99	(319)	(262)	(3)	3,539	206	—	1,825
Ending balance	$4,291	$10,420	$6,613	$2,103	$2,575	$18	$17,469	$2,876	$—	$46,365
Three months ended June 30, 2014
Allowance for loan losses:
Beginning balance	$5,475	$5,715	$5,969	$1,575	$3,063	$24	$15,592	$2,316	$1,194	$40,923
Charge-offs	(94)	—	(136)	(47)	—	—	(246)	(461)	—	(984)
Recoveries	555	—	314	77	—	—	225	241	—	1,412
Provision	(269)	1,515	934	232	327	2	(427)	(99)	(1,194)	1,021
Ending balance	$5,667	$7,230	$7,081	$1,837	$3,390	$26	$15,144	$1,997	$—	$42,372
Six months ended June 30, 2015
Allowance for loan losses:
Beginning balance	$4,662	$8,954	$6,982	$1,875	$5,471	$28	$14,017	$3,629	$—	$45,618
Charge-offs	(214)	—	(20)	—	—	—	(802)	(1,925)	—	(2,961)
Recoveries	67	—	39	185	—	—	447	531	—	1,269
Provision	(224)	1,466	(388)	43	(2,896)	(10)	3,807	641	—	2,439
Ending balance	$4,291	$10,420	$6,613	$2,103	$2,575	$18	$17,469	$2,876	$—	$46,365
Ending balance: individually evaluated for impairment	$1,363	$—	$269	$1,048	$—	$—	$2,702	$8		$5,390
Ending balance: collectively evaluated for impairment	$2,928	$10,420	$6,344	$1,055	$2,575	$18	$14,767	$2,868	$—	$40,975
Financing Receivables:
Ending balance	$2,045,357	$561,262	$820,296	$17,273	$62,444	$19,984	$821,636	$115,167		$4,463,419
Ending balance: individually evaluated for impairment	$22,720	$522	$1,899	$6,534	$—	$—	$23,541	$15		$55,231
Ending balance: collectively evaluated for impairment	$2,022,637	$560,740	$818,397	$10,739	$62,444	$19,984	$798,095	$115,152		$4,408,188
Six months ended June 30, 2014
Allowance for loan losses:
Beginning balance	$5,534	$5,059	$5,229	$1,817	$2,397	$19	$15,803	$2,367	$1,891	$40,116
Charge-offs	(360)	—	(136)	(53)	—	—	(370)	(1,022)	—	(1,941)
Recoveries	896	—	325	163	—	—	325	472	—	2,181
Provision	(403)	2,171	1,663	(90)	993	7	(614)	180	(1,891)	2,016
Ending balance	$5,667	$7,230	$7,081	$1,837	$3,390	$26	$15,144	$1,997	$—	$42,372
Ending balance: individually evaluated for impairment	$969	$941	$14	$1,202	$—	$—	$1,239	$5		$4,370
Ending balance: collectively evaluated for impairment	$4,698	$6,289	$7,067	$635	$3,390	$26	$13,905	$1,992	$—	$38,002
Financing Receivables:
Ending balance	$2,019,092	$476,116	$790,837	$17,189	$80,312	$17,441	$782,804	$111,254		$4,295,045
Ending balance: individually evaluated for impairment	$17,978	$4,512	$612	$9,320	$—	$—	$18,042	$17		$50,481
Ending balance: collectively evaluated for impairment	$2,001,114	$471,604	$790,225	$7,869	$80,312	$17,441	$764,762	$111,237		$4,244,564

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
The credit risk profile by internally assigned grade for loans was as follows:

	June 30, 2015			December 31, 2014
(in thousands)	Commercial real estate	Commercial construction	Commercial	Commercial real estate	Commercial construction	Commercial
Grade:
Pass	$507,904	$58,356	$763,238	$493,105	$79,312	$743,334
Special mention	7,232	4,088	10,313	5,209	—	16,095
Substandard	46,126	—	47,492	33,603	17,126	31,665
Doubtful	—	—	593	—	—	663
Loss	—	—	—	—	—	—
Total	$561,262	$62,444	$821,636	$531,917	$96,438	$791,757

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
June 30, 2015
Real estate:
Residential 1-4 family	$5,016	$1,900	$11,998	$18,914	$2,026,443	$2,045,357	$—
Commercial real estate	—	—	—	—	561,262	561,262	—
Home equity line of credit	923	284	389	1,596	818,700	820,296	—
Residential land	420	267	—	687	16,586	17,273
Commercial construction	—	—	—	—	62,444	62,444	—
Residential construction	—	—	—	—	19,984	19,984	—
Commercial	907	147	528	1,582	820,054	821,636	—
Consumer	1,119	331	295	1,745	113,422	115,167	—
Total loans	$8,385	$2,929	$13,210	$24,524	$4,438,895	$4,463,419	$—
December 31, 2014
Real estate:
Residential 1-4 family	$6,124	$1,732	$12,632	$20,488	$2,023,717	$2,044,205	$—
Commercial real estate	—	—	—	—	531,917	531,917	—
Home equity line of credit	1,341	501	194	2,036	816,779	818,815	—
Residential land	—	—	—	—	16,240	16,240	—
Commercial construction	—	—	—	—	96,438	96,438	—
Residential construction	—	—	—	—	18,961	18,961	—
Commercial	699	145	569	1,413	790,344	791,757	—
Consumer	829	333	403	1,565	121,091	122,656	—
Total loans	$8,993	$2,711	$13,798	$25,502	$4,415,487	$4,440,989	$—

The credit risk profile based on nonaccrual loans, accruing loans 90 days or more past due and TDR loans was as follows:

(in thousands)	June 30, 2015	December 31, 2014
Real estate:
Residential 1-4 family	$18,172	$19,253
Commercial real estate	522	5,112
Home equity line of credit	1,962	1,087
Residential land	712	720
Commercial construction	—	—
Residential construction	—	—
Commercial	9,225	10,053
Consumer	543	661
Total nonaccrual loans	$31,136	$36,886
Real estate:
Residential 1-4 family	$—	$—
Commercial real estate	—	—
Home equity line of credit	—	—
Residential land	—	—
Commercial construction	—	—
Residential construction	—	—
Commercial	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	$—	$—
Real estate:
Residential 1-4 family	$14,257	$13,525
Commercial real estate	—	—
Home equity line of credit	1,362	480
Residential land	5,822	7,130
Commercial construction	—	—
Residential construction	—	—
Commercial	1,315	2,972
Consumer	—	—
Total troubled debt restructured loans not included above	$22,756	$24,107

The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

	June 30, 2015			Three months ended June 30, 2015		Six months ended June 30, 2015
(in thousands)	Recorded investment	Unpaid principal balance	Related Allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$11,132	$12,417	$—	$11,193	$66	$11,373	$155
Commercial real estate	522	593	—	530	—	543	—
Home equity line of credit	376	583	—	433	1	417	2
Residential land	2,597	3,366	—	3,026	44	2,831	96
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	5,221	7,119	—	5,432	139	6,363	141
Consumer	—	—	—	—	—	—	—
	$19,848	$24,078	$—	$20,614	$250	$21,527	$394
With an allowance recorded
Real estate:
Residential 1-4 family	$11,588	$11,641	$1,363	$11,794	$130	$11,651	$256
Commercial real estate	—	—	—	1,474	—	2,978	—
Home equity line of credit	1,523	1,585	269	1,212	8	919	14
Residential land	3,937	4,015	1,048	4,142	84	4,666	167
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	18,320	20,161	2,702	9,358	36	7,170	86
Consumer	15	15	8	15	—	15	—
	$35,383	$37,417	$5,390	$27,995	$258	$27,399	$523
Total
Real estate:
Residential 1-4 family	$22,720	$24,058	$1,363	$22,987	$196	$23,024	$411
Commercial real estate	522	593	—	2,004	—	3,521	—
Home equity line of credit	1,899	2,168	269	1,645	9	1,336	16
Residential land	6,534	7,381	1,048	7,168	128	7,497	263
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	23,541	27,280	2,702	14,790	175	13,533	227
Consumer	15	15	8	15	—	15	—
	$55,231	$61,495	$5,390	$48,609	$508	$48,926	$917

	December 31, 2014			Year ended December 31, 2014
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$11,654	$12,987	$—	$9,056	$227
Commercial real estate	571	626	—	194	—
Home equity line of credit	363	606	—	402	5
Residential land	2,344	3,200	—	2,728	172
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	8,235	11,471	—	5,204	38
Consumer	—	—	—	8	—
	$23,167	$28,890	$—	$17,592	$442
With an allowance recorded
Real estate:
Residential 1-4 family	$11,327	$11,347	$951	$8,822	$419
Commercial real estate	4,541	4,541	1,845	3,415	478
Home equity line of credit	416	420	46	132	6
Residential land	5,506	5,584	1,057	6,415	484
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	4,873	5,211	760	12,089	438
Consumer	16	16	6	9	—
	$26,679	$27,119	$4,665	$30,882	$1,825
Total
Real estate:
Residential 1-4 family	$22,981	$24,334	$951	$17,878	$646
Commercial real estate	5,112	5,167	1,845	3,609	478
Home equity line of credit	779	1,026	46	534	11
Residential land	7,850	8,784	1,057	9,143	656
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	13,108	16,682	760	17,293	476
Consumer	16	16	6	17	—
	$49,846	$56,009	$4,665	$48,474	$2,267

*	Since loan was classified as impaired.

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
Loan modifications that occurred and the impact on the allowance for loan losses were as follows:

	Three months ended June 30, 2015				Six months ended June 30, 2015
	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance
(dollars in thousands)		Pre-modification	Post-modification	(as of period end)		Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	2	$318	$318	$—	7	$1,195	$1,213	$47
Commercial real estate	—	—	—	—	—	—	—	—
Home equity line of credit	13	690	690	105	22	1,119	1,119	160
Residential land	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Commercial	3	161	161	78	4	253	253	78
Consumer	—	—	—	—	—	—	—	—
	18	$1,169	$1,169	$183	33	$2,567	$2,585	$285

	Three months ended June 30, 2014				Six months ended June 30, 2014
	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance
(dollars in thousands)		Pre-modification	Post-modification	(as of period end)		Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	7	$2,194	$2,212	$207	12	$3,115	$3,147	$251
Commercial real estate	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Residential land	9	2,915	2,915	225	16	4,048	4,048	400
Commercial construction	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Commercial	2	754	754	—	5	1,227	1,227	14
Consumer	—	—	—	—	—	—	—	—
	18	$5,863	$5,881	$432	33	$8,390	$8,422	$665
1 The reported balances include loans that became TDR during the period, and were fully paid-off, charged-off, or sold prior to period end.

Loans modified in TDRs that experienced a payment default of 90 days or more in for the indicated periods, and for which the payment of default occurred within one year of the modification, were as follows:

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
There were no loans modified in TDRs that experienced a payment default of 90 days or more in the second quarter of 2015 and six months ended June 30, 2015, and for which the payment of default occurred within one year of the modification.
If loans modified in a TDR subsequently default, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been impaired or modified in TDRs totaled $0.1 million at June 30, 2015.
Mortgage servicing rights. In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these sales, but may retain the servicing rights of the loans sold.
Mortgage servicing fees, a component of other income, net, were $0.9 million for the three months ended June 30, 2015 and 2014 and $1.8 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively.
The carrying values of mortgage servicing assets were as follows:

(in thousands)	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
June 30, 2015	$29,182	$(16,880)	$(37)	$12,265
June 30, 2014	26,357	(14,578)	(174)	11,605
Changes related to mortgage servicing rights were as follows:

(in thousands)	2015	2014
Mortgage servicing rights
Balance, January 1	$11,749	$11,938
Amount capitalized	2,001	753
Amortization	(1,444)	(872)
Other-than-temporary impairment	(4)	(40)
Carrying amount before valuation allowance, June 30	12,302	11,779
Valuation allowance for mortgage servicing rights
Balance, January 1	209	251
Provision (recovery)	(168)	(37)
Other-than-temporary impairment	(4)	(40)
Balance, June 30	37	174
Net carrying value of mortgage servicing rights	$12,265	$11,605

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

Key assumptions used in estimating the fair value of the bank’s mortgage servicing rights were as follows:

(dollars in thousands)	June 30, 2015	December 31, 2014
Unpaid principal balance	$1,467,492	$1,391,030
Weighted average note rate	4.02%	4.07%
Weighted average discount rate	9.5%	9.6%
Weighted average prepayment speed	11.0%	9.5%

The sensitivity analysis of fair value of MSR to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions is as follows:

(dollars in thousands)	June 30, 2015	December 31, 2014
Prepayment rate:
25 basis points adverse rate change	$(814)	$(757)
50 basis points adverse rate change	(1,537)	(1,524)
Discount rate:
25 basis points adverse rate change	(132)	(140)
50 basis points adverse rate change	(262)	(278)

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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheet	Net amount of liabilities presented in the Balance Sheet
Repurchase agreements
June 30, 2015	$214	$—	$214
December 31, 2014	191	—	191

	Gross amount not offset in the Balance Sheet
(in millions)	Net amount of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral pledged	Net amount
June 30, 2015
Financial institution	$50	$50	$—	$—
Government entities	66	66	—	—
Commercial account holders	98	98	—	—
Total	$214	$214	$—	$—

December 31, 2014
Financial institution	$50	$50	$—	$—
Government entities	56	56	—	—
Commercial account holders	85	85	—	—
Total	$191	$191	$—	$—
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	June 30, 2015		December 31, 2014
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$33,178	$446	$29,330	$390
Forward commitments	28,551	(7)	32,833	(106)
ASB’s derivative financial instruments, their fair values, and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	June 30, 2015		December 31, 2014
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$448	$2	$393	$3
Forward commitments	6	13	5	111
	$454	$15	$398	$114
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.

The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in the statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statement of Income	Three months ended June 30		Six months ended June 30
(in thousands)		2015	2014	2015	2014
Interest rate lock commitments	Mortgage banking income	$(389)	$(194)	$56	$(464)
Forward commitments	Mortgage banking income	258	(33)	99	(139)
		$(131)	$(227)	$155	$(603)
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $8.6 million and $14.8 million at June 30, 2015 and December 31, 2014, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. Cash contributions and payments made on commitments to LIHTC investment partnerships are classified as operating activities in the Company’s consolidated statements of cash flows. As of June 30, 2015, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.
Contingencies.  In March 2011, a purported class action lawsuit was filed in the First Circuit Court of the state of Hawaii by a customer who claimed that ASB had improperly charged overdraft fees on debit card transactions. ASB filed a motion to dismiss the lawsuit on the basis that ASB’s overdraft practices are governed by federal regulations established for federal savings banks which preempt the customer’s state law claims. In July 2011, the Circuit Court denied ASB's motion without prejudice and ASB appealed that decision. ASB's appeal is pending before the Hawaii Supreme Court. However, in December 2014, through a voluntary mediation process, ASB reached a tentative settlement of the claims. The tentative settlement, which received final court approval on May 21, 2015, provided for a payment of $2.0 million into a class settlement fund, the proceeds of which would be used to refund class members and pay attorneys’ fees and administrative and other costs, in exchange for a complete release of all claims asserted against ASB. The $2.0 million settlement amount was fully reserved by ASB in December 2014 and paid into the settlement fund in January 2015.
6 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first six months of 2015, the Company contributed $44 million ($43 million by the Utilities) to its pension and other postretirement benefit plans, compared to $30 million ($29 million by the Utilities) in the first six months of 2014. The Company’s current estimate of contributions to its pension and other postretirement benefit plans in 2015 is $88 million ($86 million by the Utilities, $2 million by HEI and nil by ASB), compared to $60 million ($59 million by the Utilities, $1 million by HEI and nil by ASB) in 2014. In addition, the Company expects to pay directly $2 million ($1 million by the Utilities) of benefits in 2015, compared to $2 million ($1 million by the Utilities) paid in 2014.
The Pension Protection Act of 2006 (Pension Protection Act) signed into law on August 17, 2006, amended the Employee Retirement Income Security Act of 1974 (ERISA).  Among other things, the Pension Protection Act changed the funding rules for qualified pension plans. On August 8, 2014, President Obama signed the latest change to the Pension Protection Act, the Highway and Transportation Funding Act of 2014 (HATFA). HATFA resulted in an increase of the Adjusted Funding Target Attainment Percentage (AFTAP) for benefit distribution purposes and eased funding requirements effective with the 2014 plan year (a plan sponsor could have elected to apply the provisions of HATFA to 2013, but the Company did not so elect). As a result, the minimum funding requirements for the HEI Retirement Plan under ERISA are less than the net periodic cost for 2014 and 2015. To satisfy the requirements of the Utilities pension and OPEB tracking mechanisms, the Utilities contributed the net periodic cost in 2014 and expect to contribute the net periodic cost in 2015.
The Pension Protection Act provides that if a pension plan’s funded status falls below certain levels, more conservative assumptions must be used to value obligations under the pension plan. The HEI Retirement Plan met the threshold requirements in each of 2013 and 2014 so that the more conservative assumptions did not apply for either 2014 or 2015. Other factors could cause changes to the required contribution levels.

The components of net periodic benefit cost for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended June 30				Six months ended June 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2015	2014	2015	2014	2015	2014	2015	2014
HEI consolidated
Service cost	$16,640	$12,525	$1,094	$866	$33,106	$24,652	$1,963	$1,749
Interest cost	19,363	18,113	2,268	2,117	38,502	36,114	4,503	4,277
Expected return on plan assets	(22,149)	(20,334)	(2,934)	(2,748)	(44,300)	(40,681)	(5,841)	(5,456)
Amortization of net prior service loss (gain)	1	22	(449)	(449)	2	44	(897)	(897)
Amortization of net actuarial loss (gain)	9,455	5,138	466	(3)	18,417	10,176	896	(6)
Net periodic benefit cost (credit)	23,310	15,464	445	(217)	45,727	30,305	624	(333)
Impact of PUC D&Os	(10,464)	(3,651)	(218)	543	(19,977)	(6,662)	(120)	988
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$12,846	$11,813	$227	$326	$25,750	$23,643	$504	$655
Hawaiian Electric consolidated
Service cost	$16,148	$12,101	$1,080	$840	$32,131	$23,798	$1,935	$1,696
Interest cost	17,749	16,553	2,191	2,038	35,265	32,989	4,350	4,117
Expected return on plan assets	(20,639)	(18,158)	(2,889)	(2,707)	(41,271)	(36,329)	(5,748)	(5,370)
Amortization of net prior service loss (gain)	10	16	(451)	(451)	20	31	(902)	(902)
Amortization of net actuarial loss	8,592	4,669	455	—	16,686	9,229	877	—
Net periodic benefit cost (credit)	21,860	15,181	386	(280)	42,831	29,718	512	(459)
Impact of PUC D&Os	(10,464)	(3,651)	(218)	543	(19,977)	(6,662)	(120)	988
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$11,396	$11,530	$168	$263	$22,854	$23,056	$392	$529
HEI consolidated recorded retirement benefits expense of $18 million ($15 million by the Utilities) and $17 million ($16 million by the Utilities) in the first six months of 2015 and 2014, respectively, and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first six months of 2015 and 2014, the Company’s expense for its defined contribution pension plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan was $2.7 million and $2.2 million, respectively, and cash contributions were $3.4 million and $3.5 million, respectively. For the first six months of 2015 and 2014, the Utilities’ expense for its defined contribution pension plan under the HEIRSP was $0.7 million and $0.4 million, respectively, and cash contributions were $0.7 million and $0.4 million, respectively.

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
As of June 30, 2015, approximately 3.5 million shares remained available for future issuance under the terms of the EIP (assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards), including an estimated 0.8 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of June 30, 2015, there were 141,044 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2015	2014	2015	2014
HEI consolidated
Share-based compensation expense [1]	$2.0	$2.8	$3.8	$5.2
Income tax benefit	0.7	1.1	1.4	1.9
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.7	0.9	1.2	1.6
Income tax benefit	0.3	0.3	0.5	0.6

[1]
$0.05 million and $0.03 million of this share-based compensation expense was capitalized in the second quarter of 2015 and 2014, respectively. $0.09 million and $0.07 million of this share-based compensation expense was capitalized in the six months ended June 30, 2015 and 2014, respectively.

Stock awards. HEI granted HEI common stock to nonemployee directors of HEI, Hawaiian Electric and ASB under the 2011 Director Plan as follows:

	Six months ended June 30
($ in millions)	2015	2014
Shares granted	28,246	33,170
Fair value	$0.8	$0.8
Income tax benefit	0.3	0.3
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI Common Stock on the grant date.
Stock appreciation rights.  As of December 31, 2014, the shares underlying SARs outstanding totaled 80,000, with a weighted-average exercise price of $26.18. As of June 30, 2015, there were no remaining SARs outstanding.
SARs activity and statistics were as follows:

	Three months ended June 30		Six months ended June 30
(dollars in thousands, except prices)	2015	2014	2015	2014
Shares underlying SARS exercised	—	—	80,000	—
Weighted-average price of shares exercised	$—	$—	$26.18	$—
Intrinsic value of shares exercised [1]	—	—	502	—
Tax benefit realized for the deduction of exercises	—	—	82	—
1 Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalent rights exceeds the exercise price of the right.

Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended June 30				Six months ended June 30
	2015		2014		2015		2014
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	261,691	$28.33	332,158	$25.04	261,235	$25.77	288,151	$25.17
Granted	788	31.25	—	—	85,082	33.72	115,036	25.19
Vested	(832)	26.60	(67,832)	22.31	(80,051)	25.77	(138,861)	24.09
Forfeited	(9,345)	28.36	—	—	(13,964)	27.52	—	—
Outstanding, end of period	252,302	$28.35	264,326	$25.74	252,302	$28.35	264,326	$25.74
Total weighted-average grant-date fair value of shares granted ($ millions)	$—		$—		$2.9		$2.9

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
As of June 30, 2015, there was $5.6 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.8 years.
For the first six months of 2015 and 2014, total restricted stock units that vested and related dividends had a fair value of $3.0 million and $4.0 million, respectively, and the related tax benefits were $0.8 million and $1.3 million, respectively.
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
LTIP linked to TRS.  Information about HEI’s LTIP grants linked to TRS was as follows:

	Three months ended June 30				Six months ended June 30
	2015		2014		2015		2014
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	168,777	$27.63	258,243	$28.46	257,956	$28.45	232,127	$32.88
Granted (target level)	—	—	731	22.95	—	—	97,524	22.95
Vested (issued or unissued and cancelled)	—	—	—	—	(75,915)	30.71	(70,189)	35.46
Forfeited	(5,354)	27.42	(1,018)	26.50	(18,618)	26.41	(1,506)	28.32
Outstanding, end of period	163,423	$27.63	257,956	$28.45	163,423	$27.63	257,956	$28.45
Total weighted-average grant-date fair value of shares granted ($ millions)	$—		$—		$—		$2.2

(1)	Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
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
 For the six months ended June 30, 2015 and 2014, there were no vested LTIP awards linked to TRS. For the six months ended June 30, 2015, all of the shares vested (which were granted at target level based on the satisfaction of TRS performance) for the 2012-2014 LTIP lapsed.
As of June 30, 2015, there was $1.2 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TRS. The cost is expected to be recognized over a weighted-average period of 1.0 year.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended June 30				Six months ended June 30
	2015		2014		2015		2014
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	230,219	$26.00	360,070	$26.01	364,731	$26.01	296,843	$26.14
Granted (target level)	—	—	730	23.34	—	—	129,603	25.18
Vested (issued)	—	—	—	—	(121,249)	26.05	(65,089)	24.95
Forfeited	(10,061)	26.02	(1,018)	25.81	(23,324)	25.85	(1,575)	26.07
Outstanding, end of period	220,158	$26.00	359,782	$26.01	220,158	$26.00	359,782	$26.01
Total weighted-average grant-date fair value of shares granted (at target performance levels) ($ millions)	$—		$—		$—		$3.3

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the six months ended June 30, 2015 and 2014, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $4.7 million and $1.9 million and the related tax benefits were $1.8 million and $0.8 million, respectively.
As of June 30, 2015, there was $1.8 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TRS. The cost is expected to be recognized over a weighted-average period of 1.0 year.
8 · Earnings per share and shareholders’ equity
Earnings per share.  Under the two-class method of computing earnings per share (EPS), EPS was comprised as follows for both participating securities (i.e., restricted shares that became fully vested in the fourth quarter of 2014) and unrestricted common stock:

	Three months ended June 30, 2014		Six months ended June 30, 2014
	Basic	Diluted	Basic	Diluted
Distributed earnings	$0.31	$0.31	$0.62	$0.62
Undistributed earnings	0.10	0.10	0.24	0.23
	$0.41	$0.41	$0.86	$0.85
As of June 30, 2015, there were no remaining share awards that could have been potentially antidilutive. As of June 30, 2014, the antidilutive effect of SARs on 102,000 shares of HEI common stock (for which the exercise price was greater than the closing market price of HEI’s common stock), was not included in the computation of diluted EPS.

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
The equity forward transactions had no initial fair value since they were entered into at the then market price of the common stock. HEI concluded that the equity forward transactions were equity instruments based on the accounting guidance in Accounting Standards Codification (ASC) Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging,” and that they qualified for an exception from derivative accounting under ASC Topic 815 because the forward sale transactions were indexed to its own stock. On December 19, 2013 and July 14, 2014, HEI settled 1.3 million and 1.0 million shares under the equity forward for proceeds of $32.1 million (net of the underwriting discount of $1.3 million) and $23.9 million (net of underwriting discount of $1.0 million), respectively, which funds were ultimately used to purchase Hawaiian Electric shares. On March 20, 2015, HEI settled the remaining 4.7 million shares under the equity forward for proceeds of $104.5 million (net of the underwriting discount of $4.7 million), which funds were used for the reduction of debt and for general corporate purposes. The proceeds were recorded in equity at the time of settlement. Prior to their settlement, the shares remaining under the equity forward transactions were reflected in HEI’s diluted EPS calculations using the treasury stock method.
Accumulated other comprehensive income.  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized losses on derivatives	Retirement benefit plans	AOCI	AOCI -retirement benefit plans
Balance, December 31, 2014	$462	$(289)	$(27,551)	$(27,378)	$45
Current period other comprehensive income (loss)	(243)	118	1,056	931	7
Balance, June 30, 2015	$219	$(171)	$(26,495)	$(26,447)	$52

Balance, December 31, 2013	$(3,663)	$(525)	$(12,562)	$(16,750)	$608
Current period other comprehensive income	3,348	118	601	4,067	22
Balance, June 30, 2014	$(315)	$(407)	$(11,961)	$(12,683)	$630

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI
	Three months ended June 30		Six months ended June 30
(in thousands)	2015	2014	2015	2014	Affected line item in the Statement of Income
HEI consolidated
Net realized gains on securities	$—	$—	$—	$(1,715)	Revenues-bank (net gains on sales of securities)
Derivatives qualified as cash flow hedges
Interest rate contracts (settled in 2011)	59	59	118	118	Interest expense
Retirement benefit plan items
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	5,780	2,873	11,239	5,686	See Note 6 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(5,272)	(2,575)	(10,183)	(5,085)	See Note 6 for additional details
Total reclassifications	$567	$357	$1,174	$(996)
Hawaiian Electric consolidated
Retirement benefit plan items
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$5,257	$2,588	$10,190	$5,107	See Note 6 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(5,272)	(2,575)	(10,183)	(5,085)	See Note 6 for additional details
Total reclassifications	$(15)	$13	$7	$22
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

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments. For stock in Federal Home Loan Bank, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

		Estimated fair value
	Carrying amount	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2015
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment securities	693,520	—	693,520	—	693,520
Stock in Federal Home Loan Bank	10,678	—	10,678	—	10,678
Loans receivable, net	4,416,398	—	—	4,578,184	4,578,184
Derivative assets	454	2	452	—	454
Financial liabilities
Deposit liabilities	4,803,271	—	4,802,813	—	4,802,813
Short-term borrowings—other than bank	124,543	—	124,543	—	124,543
The Utilities’ short-term borrowings (included in amount above)	88,993	—	88,993	—	88,993
Other bank borrowings	314,157	—	321,317	—	321,317
Long-term debt, net—other than bank	1,506,546	—	1,602,894	—	1,602,894
The Utilities’ long-term debt, net (included in amount above)	1,206,546	—	1,295,917	—	1,295,917
Derivative liabilities	15	—	15	—	15
December 31, 2014
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment securities	550,394	—	550,394	—	550,394
Stock in Federal Home Loan Bank	69,302	—	69,302	—	69,302
Loans receivable, net	4,397,457	—	—	4,578,822	4,578,822
Derivative assets	398	—	398	—	398
Financial liabilities
Deposit liabilities	4,623,415	—	4,623,773	—	4,623,773
Short-term borrowings—other than bank	118,972	—	118,972	—	118,972
Other bank borrowings	290,656	—	298,837	—	298,837
Long-term debt, net—other than bank	1,506,546	—	1,622,736	—	1,622,736
The Utilities’ long-term debt, net (included in amount above)	1,206,546	—	1,313,893	—	1,313,893
Derivative liabilities	114	71	43	—	114
As of June 30, 2015 and December 31, 2014, loans serviced by ASB for others had notional amounts of $1.5 billion and $1.4 billion, and the estimated fair value of the mortgage servicing rights for such loans was $15.2 million and $14.5 million, respectively.

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2015			December 31, 2014
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds (“other” segment)	$—	$10	$—	$—	$10	$—
Available-for-sale investment securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$525,061	$—	$—	$430,834	$—
U.S. Treasury and federal agency obligations	—	168,459	—	—	119,560	—
	$—	$693,520	$—	$—	$550,394	$—
Derivative assets [1]
Interest rate lock commitments	$—	$448	$—	$—	$393	$—
Forward commitments	2	4	—	—	5	—
	$2	$452	$—	$—	$398	$—
Derivative liabilities [1]
Interest rate lock commitments	$—	$2	$—	$—	$3	$—
Forward commitments	—	13	—	71	40	—
	$—	$15	$—	$71	$43	$—
1  Derivatives are carried at fair value with changes in value reflected in the balance sheet in other assets or other liabilities and included in mortgage banking income.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the quarter ended June 30, 2015.
 Fair value measurements on a nonrecurring basis.  Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. Assets measured at fair value on a nonrecurring basis were as follows:

		Fair value measurements
(in thousands)	Balance	Level 1	Level 2	Level 3
June 30, 2015
Loans	$658	$—	$—	$658
December 31, 2014
Loans	2,445	—	—	2,445
Real estate acquired in settlement of loans	288	—	—	288
 At June 30, 2015 and 2014, there were no adjustments to fair value for ASB’s loans held for sale.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value [1]
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
June 30, 2015
Residential loans	$658	Fair value of property or collateral	Appraised value less 7% selling costs	31-91%	66%
Total loans	$658

December 31, 2014
Residential loans	$2,297	Fair value of property or collateral	Appraised value less 7% selling costs	39-99%	83%
Home equity lines of credit	3	Fair value of property or collateral	Appraised value less 7% selling costs		7%
Commercial loans	145	Fair value of property or collateral	Fair value of business assets		91%
Total loans	$2,445
Real estate acquired in settlement of loans	$288	Fair value of property or collateral	Appraised value less 7% selling cost	100%	100%
 1 Represent percent of outstanding principal balance.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

10 · Cash flows

Six months ended June 30	2015	2014
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates	$41	$44
Income taxes paid	35	22
Income taxes refunded	55	24
Hawaiian Electric consolidated
Interest paid to non-affiliates	30	31
Income taxes paid	9	6
Income taxes refunded	12	8
Supplemental disclosures of noncash activities
HEI consolidated
Real estate acquired in settlement of loans (investing)	—	2
Real estate transferred from property, plant and equipment to other assets held-for-sale (investing)	5	—
Obligations to fund low income housing investments (operating)	—	8
HEI consolidated and Hawaiian Electric consolidated
Additions to electric utility property, plant and equipment - unpaid invoices and accruals, as restated (1)	(12)	3
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
The Company retrospectively adopted ASU No. 2014-01 in the first quarter of 2015. For prior periods, pursuant to ASU No. 2014-01, (a) amortization expense related to ASB’s qualifying investments in low income housing tax credits was reclassified from noninterest expense to income taxes; and (b) additional amortization, net of associated tax benefits was recognized in income taxes as a result of the adoption. The cumulative effect to retained earnings as of January 1, 2014 of adopting this guidance was a reduction of $0.7 million. Amounts in the financial statements as of December 31, 2014 and 2013 and for the three and six months ended June 30, 2014, have been updated to reflect the retrospective application.
For the quarter ended June 30, 2015, ASB recognized $1.2 million of amortization, $1.2 million of tax credits and $0.5 million of other tax benefits associated with the low income housing tax credits within income taxes. For the six months ended June 30, 2015, ASB recognized $2.5 million of amortization, $2.6 million of tax credits and $1.1 million of other tax benefits associated with the low income housing tax credits within income taxes.

The table below summarizes the impact to prior period financial statements of the adoption of ASU No. 2014-01:

	HEI Consolidated				ASB
(in thousands)	As previously filed	Adjustment from adoption of ASU No. 2014-01	Restatement adjustment (see Note 1)	As currently reported	As previously filed	Adjustment from adoption of ASU No. 2014-01	As currently reported

HEI Consolidated Income Statement/ASB Statement of Income Data
Three months ended June 30, 2014
Bank expenses/Noninterest expense	$43,568	$(908)		$42,660	$39,890	$(908)	$38,982
Bank operating income/Income before income taxes	$17,048	$908		$17,956	$17,048	$908	$17,956
Income taxes	$22,269	$1,048		$23,317	$5,372	$1,048	$6,420
Net income for common stock/Net income	$41,421	$(140)		$41,281	$11,676	$(140)	$11,536
Six months ended June 30, 2014
Bank expenses/Noninterest expense	$85,564	$(1,816)		$83,748	$78,260	$(1,816)	$76,444
Bank operating income/Income before income taxes	$38,671	$1,816		$40,487	$38,672	$1,816	$40,488
Income taxes	$46,942	$2,096		$49,038	$12,457	$2,096	$14,553
Net income for common stock/Net income	$87,348	$(280)		$87,068	$26,215	$(280)	$25,935
HEI Consolidated Balance Sheet/ASB Balance Sheet Data
December 31, 2014
Other assets	$541,542	$981		$542,523	$304,435	$981	$305,416
Total assets and Total liabilities and shareholders’ equity	$11,184,161	$981		$11,185,142	$5,565,241	$981	$5,566,222
Deferred income taxes/Other liabilities	$631,734	$1,836		$633,570	$116,527	$1,836	$118,363
Total liabilities	$9,358,440	$1,836		$9,360,276	$5,030,598	$1,836	$5,032,434
Retained earnings	$297,509	$(855)		$296,654	$212,789	$(855)	$211,934
Total shareholders’ equity	$1,791,428	$(855)		$1,790,573	$534,643	$(855)	$533,788
HEI Consolidated Statement of Changes in Stockholders’ Equity
December 31, 2013
Retained earnings	$255,694	$(664)		$255,030
Total shareholders’ equity	$1,727,070	$(664)		$1,726,406
HEI Consolidated Cash Flows
Six months ended June 30, 2014
Net income	$88,294	$(280)		$88,014
Increase in deferred income taxes	$28,252	$318	$15,924	$44,494
Change in other assets and liabilities	$(16,871)	$(38)	$(21,631)	$(38,540)
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
The Company plans to adopt ASU No. 2014-09 in the first quarter of 2018, but has not determined the method of adoption (full or modified retrospective application) nor the impact of adoption on its results of operations, financial condition or liquidity.
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
HEI. On April 2, 2014, HEI and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (HEI Facility). The HEI Facility increased HEI’s line of credit to $150 million from $125 million, extended the term of the facility to April 2, 2019, and provided improved pricing compared to HEI’s prior facility. Under the HEI Facility, draws would generally bear interest, based on HEI’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 137.5 basis points and annual fees on undrawn commitments of 20 basis points. The HEI Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the HEI Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. In addition, the HEI Consolidated Net Worth covenant, as defined in the original facility, was removed from the HEI Facility, leaving only one financial covenant (relating to HEI’s ratio of funded debt to total capitalization, each on a non-consolidated basis). Under the credit agreement, it is an event of default if HEI fails to maintain an unconsolidated “Capitalization Ratio” (funded debt) of 50% or less (actual ratio of 15% as of June 30, 2015, as calculated under the agreement) or if HEI no longer owns Hawaiian Electric. The HEI Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with covenants (such as covenants preventing HEI’s subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HEI).
The facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay HEI’s short-term and long-term indebtedness, to make investments in or loans to subsidiaries and for HEI’s working capital and general corporate purposes.
Hawaiian Electric. On April 2, 2014, Hawaiian Electric and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (Hawaiian Electric Facility). The Hawaiian Electric Facility increased Hawaiian Electric’s line of credit to $200 million from $175 million. In January 2015, the PUC approved

Hawaiian Electric’s request to extend the term of the credit facility to April 2, 2019. The Hawaiian Electric Facility provided improved pricing compared to its prior facility. Under the Hawaiian Electric Facility, draws would generally bear interest, based on Hawaiian Electric’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 125 basis points and annual fees on undrawn commitments of 17.5 basis points. The Hawaiian Electric Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the Hawaiian Electric Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. The Hawaiian Electric Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with several covenants (such as covenants preventing its subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, Hawaiian Electric, and restricting its ability as well as the ability of any of its subsidiaries to guarantee additional indebtedness of the subsidiaries if such additional debt would cause the subsidiary’s “Consolidated Subsidiary Funded Debt to Capitalization Ratio” to exceed 65% (ratio of 41% for Hawaii Electric Light and 42% for Maui Electric as of June 30, 2015, as calculated under the agreement)). In addition to customary defaults, Hawaiian Electric’s failure to maintain its financial ratios, as defined in its credit agreement, or meet other requirements may result in an event of default. For example, under the credit agreement, it is an event of default if Hawaiian Electric fails to maintain a “Consolidated Capitalization Ratio” (equity) of at least 35% (ratio of 56% as of June 30, 2015, as calculated under the credit agreement), or if Hawaiian Electric is no longer owned by HEI. Under the proposed Merger Agreement, Hawaiian Electric will become a wholly-owned subsidiary of NextEra. The terms of the Hawaiian Electric Facility are such that the proposed Merger would constitute a “Change in Control.” Hawaiian Electric has requested, and the financial institutions providing the Hawaiian Electric Facility have consented and agreed, that the proposed Merger shall not constitute a “Change in Control,” as defined in the credit agreement, provided that (i) the Merger is consummated and (ii) Hawaiian Electric becomes and remains a wholly-owned subsidiary of NextEra.
The credit facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay Hawaiian Electric’s short-term indebtedness, to make loans to subsidiaries and for Hawaiian Electric’s capital expenditures, working capital and general corporate purposes.
Changes in long-term debt.
May 2014 loan.  On May 2, 2014, HEI entered into a loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., Royal Bank of Canada and U.S. Bank, National Association, which agreement includes substantially the same financial covenant and customary conditions as the HEI credit agreement described above. On May 2, 2014, HEI drew a $125 million Eurodollar term loan for a term of two years and at a resetting interest rate ranging from 1.12% to 1.18% through June 30, 2015. The proceeds from the term loan were used to pay off $100 million of 6.51% medium term notes at maturity on May 5, 2014, pay down maturing commercial paper and for general corporate purposes.

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

The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2014 Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, and should be read in conjunction with such discussion and the 2014 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2014 Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, as well as the quarterly (as of and for the three and six months ended June 30, 2015) financial statements and notes thereto included in this Form 10-Q.

HEI consolidated
RESULTS OF OPERATIONS

(in thousands, except per	Three months ended June 30%
share amounts)	2015	2014	change	Primary reason(s)*
Revenues	$623,912	$798,657	(22)	Decrease for the electric utility segment, partly offset by increase for the bank segment
Operating income	72,730	83,183	(13)	Decrease for the electric utility segment and higher losses for the “other” segment, partly offset by increase for the bank segment
Net income for common stock	35,018	41,281	(15)	Lower net income for the electric utility segment and higher net loss for the “other” segment, partly offset by higher net income for the bank segment
Basic earnings per common share	$0.33	$0.41	(20)	Lower net income and the impact of higher weighted average shares outstanding
Weighted-average number of common shares outstanding	107,418	101,495	6	Issuances of shares under the 2013 equity forward transaction and HEI stock compensation plans

(in thousands, except per	Six months ended June 30%
share amounts)	2015	2014	change	Primary reason(s)*
Revenues	$1,261,774	$1,582,406	(20)	Decrease for the electric utility segment, partly offset by increase for the bank segment
Operating income	142,236	172,397	(17)	Decrease for the electric utility and the bank segments and higher losses for the “other” segment
Net income for common stock	66,884	87,068	(23)	Lower net income for the electric utility segment and higher net loss for the “other” segment, partly offset by higher net income for the bank segment
Basic earnings per common share	$0.63	$0.86	(27)	Lower net income and the impact of higher weighted average shares outstanding
Weighted-average number of common shares outstanding	105,361	101,439	4	Issuances of shares under the 2013 equity forward transaction, HEI Dividend Reinvestment and Stock Purchase Plan and other plans
*                 Also, see segment discussions which follow.

Notes:  The Company’s effective tax rates (combined federal and state income tax rates) for the second quarters of 2015 and 2014 were 37% and 36%, respectively, and for the first six months of 2015 and 2014 were 38% and 36%, respectively. The effective tax rate was higher for the quarter and six months ended June 30, 2015 compared to the same periods in 2014 due primarily to nondeductible merger-related expenses.
HEI’s consolidated ROACE was 8.1% for the twelve months ended June 30, 2015 and 10.4% for the twelve months ended June 30, 2014.
Dividends.  The payout ratios for the first six months of 2015 and full year 2014 were 97% and 75%, respectively. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation, including but not limited to the Company’s results of operations, the long-term prospects for the Company, and current and expected future economic conditions. See Note 2 of the Consolidated Financial Statements for a discussion of a special HEI dividend of $0.50 per share contemplated in the Merger Agreement.
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
Hawaii’s tourism industry, a significant driver of Hawaii’s economy, ended the first half of 2015 with higher visitor expenditures and arrivals as compared to the same period a year ago. Visitor expenditures increased 3.5% and arrivals increased

4.0% compared to the first half of 2014. The Hawaii Tourism Authority expects scheduled nonstop seats to Hawaii for the third quarter of 2015 to increase by 4.9% over the third quarter of 2014 driven by an expected 5.0% increase in domestic seats and 4.8% in international seats.
Hawaii’s unemployment rate improved to 4.0% in June 2015, lower than the state’s 4.4% rate in June 2014 and the June 2015 national unemployment rate of 5.3%.
Hawaii real estate activity, as indicated by the home resale market, experienced growth in median sales prices and closed sales in the first half of 2015. Median sales prices for single family residential homes and condominiums on Oahu increased 2.3% and 2.4% respectively, over the first half of 2014. Closed sales for single family residential homes and condominiums increased by 3.4% and 3.3% respectively, compared to the first half of 2014.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. In 2014, prices of all petroleum fuels held steady during the first half of the year before falling steeply in the second half. Fuel prices remained lower in 2015, but strengthened slightly in the second quarter.
Information received since the June 2015 Federal Open Market Committee (FOMC) meeting indicates that economic activity has been expanding moderately in recent months. The FOMC reaffirmed its view that the current 0% to 0.25% percent target range for the federal funds rate remains appropriate and will continue to assess progress towards its objectives of an improved labor market and a movement back to 2% inflation.
Overall, the Hawaii economy is expected to continue growing for the rest of 2015 and 2016 driven by the tourism industry, particularly on the neighbor islands, and moderate expansion of jobs and income. Hawaii’s economy depends on conditions in the U.S. economy and key international economies such as Japan.
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
Retirement benefits.  For the first six months of 2015, the Company’s defined benefit pension and other postretirement benefit plans’ assets generated a return, net of investment management fees, of 1.3%. The market value of these assets as of June 30, 2015 and December 31, 2014 was $1.5 billion (including $1.3 billion for the Utilities) and $1.4 billion (including $1.3 billion for the Utilities), respectively.
The Company estimates that the cash funding for its defined benefit pension and other postretirement benefit plans in 2015 will be $88 million ($86 million by the Utilities, $2 million by HEI and nil by ASB), which is expected to fully satisfy the minimum contribution requirements, including requirements of the Utilities’ pension and OPEB tracking mechanisms and the plans’ funding policies.
Commitments and contingencies.  See Note 4, “Electric utility segment” and Note 5, “Bank segment,” of the Consolidated Financial Statements.
Recent accounting pronouncements.  See Note 11, “Recent accounting pronouncements,” of the Consolidated Financial Statements.

“Other” segment.

	Three months ended June 30		Six months ended June 30
(in thousands)	2015	2014	2015	2014	Primary reason(s)
Revenues	$(34)	$(388)	$38	$(320)	Lower writedown of venture capital investments
Operating loss	(13,157)	(4,841)	(21,918)	(8,824)	Higher administrative and general expenses, due to higher merger-related expenses ($9.0 milllion for second quarter 2015 and $13.5 million for first six month of 2015)
Net loss	(10,674)	(4,485)	(19,157)	(8,517)	Higher operating loss and lower tax benefits relative to the losses in 2015 (partly due to non-deductibility of certain merger-related expenses), partly offset by lower interest expense
The “other” business segment includes results of the stand-alone corporate operations of HEI and ASB Hawaii, Inc. (ASBH), both holding companies; HEI Properties, Inc., a company which held passive, venture capital investments (all of which have been sold or abandoned); and The Old Oahu Tug Service, Inc., a maritime freight transportation company that ceased operations in 1999; as well as eliminations of intercompany transactions. Merger-related expenses of $4.4 million and $9.0 million were included in the results of the stand-alone corporate operations of HEI during the first and second quarters of 2015.

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
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	June 30, 2015		December 31, 2014
Short-term borrowings—other than bank	$125	4%	$119	3%
Long-term debt, net—other than bank	1,507	42	1,507	44
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,899	53	1,791	52
	$3,565	100%	$3,451	100%
HEI’s short-term borrowings and HEI’s line of credit facility were as follows:

	Average balance	Balance
(in millions)	Six months ended June 30, 2015	June 30, 2015	December 31, 2014
Short-term borrowings [1]
Commercial paper	$54	$36	$119
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility		150	150

1   This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s external short-term borrowings during the first six months of 2015 was $134 million. At July 31, 2015, HEI had $43 million of outstanding commercial paper, and its line of credit facility was undrawn.
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
On May 2, 2014, HEI closed a two-year term loan for $125 million. See Note 12 of the Consolidated Financial Statements for a brief description of the loan agreement.
In December 2014, HEI filed an omnibus registration statement to register an indeterminate amount of debt and equity securities.
For the first six months of 2015, net cash provided by operating activities of HEI consolidated was $168 million. Net cash used by investing activities for the same period was $292 million, due to Hawaiian Electric’s consolidated capital expenditures, purchases of ASB’s investment securities, a net increase in ASB’s loans held for investment, partly offset by ASB’s repayments of investment securities and redemption of stock from the FHLB, and Hawaiian Electric’s contributions in aid of construction. Net cash provided by financing activities during this period was $249 million as a result of several factors, including proceeds from the issuance of shares under the equity forward and net increases in ASB’s deposit liabilities, retail repurchase agreements and short-term and other bank borrowings, partly offset by the payment of common stock dividends. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition—Liquidity and capital resources” sections below.) During the first six months of 2015, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $45 million and $15 million, respectively.
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
Transition to renewable energy.  The Utilities are committed to assisting the State of Hawaii in achieving its Renewable Portfolio Standard goal of 100% renewable energy by 2045 (see “Renewable energy strategy” below). The Utilities are also working with the State of Hawaii and other entities to examine the possibility of using liquefied natural gas (LNG) as a cleaner and lower cost fuel as transition fuel for some generation as the Utilities move from oil to renewable energy. In December 2013, the Utilities executed a non-binding memorandum of understanding with The Gas Company, LLC dba HawaiiGAS, documenting the parties’ desire to work together to (a) develop and/or secure infrastructure for large scale importation of LNG into Hawaii and (b) establish a consortium to competitively procure the LNG and provide storage and regasification of it at an LNG terminal site. In March 2014, Hawaiian Electric issued a RFP for the supply of containerized LNG. Hawaiian Electric received three final bids and is currently in negotiations to resolve key contractual provisions with the preferred bidder.
After launching a smart grid customer engagement plan during the second quarter of 2014. Hawaiian Electric replaced approximately 5,200 residential and commercial meters with smart meters, 160 direct load control switches, fault circuit indicators and remote controlled switches in selected areas across Oahu as part of the Smart Grid Initial Phase implementation. Also under the Initial Phase a grid efficiency measure called Volt/Var Optimization (or Conservation Voltage Reduction) was turned on, customer energy portals were launched and are available for customer use and a PrePay Application was launched. The Initial Phase implementation will be completed by the end of 2015. The smart grid provides benefits such as customer tools to manage their electric bills, potentially shortening outages and enabling the Utilities to integrate more low-cost renewable energy, like wind and solar, which will reduce Hawaii’s dependence on imported oil. The Utilities are planning to seek approval from the PUC in the fourth quarter of 2015 to commit funds for an expansion of the smart grid project, including at Hawaii Electric Light and Maui Electric.
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
•managing O&M expense and capital additions relative to authorized RAM adjustments; and
•achieving regulatory outcomes that cover O&M requirements and rate base items not recovered in the RAMs.

Actual and PUC-allowed (as of June 30, 2015) returns were as follows:

%	Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended June 30, 2015	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.02	5.89	7.27	7.87	6.01	8.87	8.58	6.19	9.00
PUC-allowed returns	8.11	8.31	7.34	10.00	10.00	9.00	10.00	10.00	9.00
Difference	(1.09)	(2.42)	(0.07)	(2.13)	(3.99)	(0.13)	(1.42)	(3.81)	—
*       Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**     Recorded net income divided by average common equity.
***   ROACE adjusted to remove items not included by the PUC in establishing rates, such as incentive compensation and certain advertising.
The approval of decoupling by the PUC has helped the Utilities to gradually improve their ROACEs when compared to the period prior to the implementation of decoupling. This in turn will facilitate the Utilities’ ability to effectively raise capital for needed infrastructure investments. However, the Utilities continue to expect an ongoing structural gap between their PUC-allowed ROACEs and the ROACEs actually achieved due to the following:
•the timing of general rate case decisions,

•	the effective date of June 1 (rather than January 1) for the RAMs for Hawaii Electric Light and Maui Electric currently, and for Hawaiian Electric beginning in 2017,
•plant additions not recoverable through the RAM or other mechanism outside of the RAM cap,

•	the modification to the RBA interest rate per the PUC's February 2014 decision on decoupling (as discussed in Note 4 of the Consolidated Financial Statements), and
•the PUC’s consistent exclusion of certain expenses from rates.
The structural gap in 2015 to 2017 is expected to be 90 to 110 basis points. Factors which impact the range of the structural gap include the actual sales impacting the size of the RBA regulatory asset, the actual level of plant additions in any given year relative to the amount recoverable under the RAM cap, and the timing, nature, and size of any general rate case. Between rate cases, items not covered by the annual RAMs could also have a negative impact on the actual ROACEs achieved by the Utilities. Items not likely to be covered by the annual RAMs include the changes in rate base for the regulatory asset for pension contributions in excess of the pension amount in rates, investments in software projects, changes in fuel inventory and O&M and capital additions in excess of indexed escalations. The specific magnitude of the impact will depend on various factors, including changes in the required annual pension contribution, the size of software projects, changes in fuel prices and management’s ability to manage costs within the current mechanisms.
As part of decoupling, the Utilities also track their rate-making ROACEs as calculated under the earnings sharing mechanism, which includes only items considered in establishing rates. At year-end, each utility's rate-making ROACE is compared against its ROACE allowed by the PUC to determine whether earnings sharing has been triggered. Annual earnings of a utility over and above the ROACE allowed by the PUC are shared between the utility and its ratepayers on a tiered basis. For 2014, the earnings sharing mechanism was triggered for Maui Electric, and Maui Electric will credit $0.5 million to its customers for their portion of the earnings sharing during the period June 2015 to May 2016. Earnings sharing credits are included in the annual decoupling filing for the following year.
Annual decoupling filings.  See “Decoupling” in Note 4 of the Consolidated Financial Statements for a discussion of the 2015 annual decoupling filings.

Results.

Three months ended June 30		Increase
2015	2014	(decrease)		(dollars in millions, except per barrel amounts)
$558	$738	$(180)		Revenues. Decrease largely due to:
			$(148)	lower fuel prices
			(24)	lower purchased power costs
			(11)	lower KWH purchased
146	270	(124)		Fuel oil expense. Decrease largely due to lower fuel cost, partly offset by higher KWH generated
149	188	(39)		Purchased power expense. Decrease due to lower purchased power energy prices and lower KWH purchased
99	99	—		Operation and maintenance expenses. Flat due to:
			2	higher consulting costs for energy transformation plans
			2	higher transmission and distribution costs
			1	higher employee benefit costs
			(2)	lower Smart Grid costs
			(1)	lower overhaul costs
98	111	(13)		Other expenses. Decrease in revenue taxes due to lower revenues offset by higher depreciation expense for plant investments
66	70	(4)		Operating income. Decrease due to an increase in depreciation expense
33	34	(1)		Net income for common stock. Decrease due to lower operating income

2,144	2,189	(45)		Kilowatthour sales (millions)
69.2	69.1	0.1		Wet-bulb temperature (Oahu average; degrees Fahrenheit)
1,181	1,244	(63)		Cooling degree days (Oahu)
$69.37	$132.07	$(62.70)		Average fuel oil cost per barrel

Six months ended June 30		Increase
2015	2014	(decrease)		(dollars in millions, except per barrel amounts)
$1,132	$1,458	$(326)		Revenues. Decrease largely due to:
			$(242)	lower fuel prices
			(59)	lower purchased power costs
			(16)	lower KWH generated
323	557	(234)		Fuel oil expense. Decrease largely due to lower fuel cost and lower KWH generated
285	353	(68)		Purchased power expense. Decrease due to lower purchased power energy prices and lower KWH purchased
203	187	16		Operation and maintenance expenses. Increase due to:
			7	higher transmission and distribution costs
			4	higher consulting costs for energy transformation plans
			2	higher bad debt reserves for one customer account
			2	higher employee benefit costs
			1	accrued costs for damage to combined heat and power generating unit
			1	higher overhaul costs
			(2)	lower Smart Grid costs
197	220	(23)		Other expenses. Decrease in revenue taxes due to lower revenues offset by higher depreciation expense for plant investments
124	141	(17)		Operating income. Decrease due to an increase in operation and maintenance expenses and depreciation expense
60	70	(10)		Net income for common stock. Decrease due to lower operating income

4,188	4,315	(127)		Kilowatthour sales (millions)
67.8	68.1	(0.3)		Wet-bulb temperature (Oahu average; degrees Fahrenheit)
1,976	2,072	(96)		Cooling degree days (Oahu)
$77.85	$131.6	$(53.75)		Average fuel oil cost per barrel
456,608	453,559	3,049		Customer accounts (end of period)
Note:  The electric utilities had effective tax rates for the second quarters of 2015 and 2014 of 36% and 37%, respectively. The electric utilities had effective tax rates for the first six months of 2015 and 2014 of 37%.
Hawaiian Electric’s consolidated ROACE was 7.7% for the twelve months ended June 30, 2015 and 9.0% for the twelve months ended June 30, 2014.
The Utilities’ consolidated kilowatthour (KWH) sales have declined each year since 2007. Based on expectations of additional customer renewable self-generation and energy-efficiency installations, the Utilities’ 2015 KWH sales are expected to further decline below 2014 levels.
Other operation and maintenance expenses (excluding expense covered by surcharges or by third parties) for 2015 are projected to decrease by approximately 2% as compared to 2014 as the Utilities implement rigorous cost management measures focused on reprioritization of work, staffing levels, and discretionary expenses.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of June 30, 2015 amounted to $4 billion, of which approximately 26% related to production PPE, 65% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 3% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission. See “Adequacy of supply” below.
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

Test year (dollars in millions)	Date (filed/ implemented)	Amount	% over rates in effect	ROACE (%)	RORB (%)	Rate base	Common equity %	Stipulated agreement reached with Consumer Advocate
Hawaiian Electric
2011 (1)
Request	7/30/10	$113.5	6.6	10.75	8.54	$1,569	56.29	Yes
Interim increase	7/26/11	53.2	3.1	10.00	8.11	1,354	56.29
Interim increase (adjusted)	4/2/12	58.2	3.4	10.00	8.11	1,385	56.29
Interim increase (adjusted)	5/21/12	58.8	3.4	10.00	8.11	1,386	56.29
Final increase	9/1/12	58.1	3.4	10.00	8.11	1,386	56.29
2014 (2)	6/27/14
Hawaii Electric Light
2010 (3)
Request	12/9/09	$20.9	6.0	10.75	8.73	$487	55.91	Yes
Interim increase	1/14/11	6.0	1.7	10.50	8.59	465	55.91
Interim increase (adjusted)	1/1/12	5.2	1.5	10.50	8.59	465	55.91
Final increase	4/9/12	4.5	1.3	10.00	8.31	465	55.91
2013 (4)
Request	8/16/12	$19.8	4.2	10.25	8.30	$455	57.05
Closed	3/27/13
2016 (5)	6/17/15
Maui Electric
2012 (6)
Request	7/22/11	$27.5	6.7	11.00	8.72	$393	56.85	Yes
Interim increase	6/1/12	13.1	3.2	10.00	7.91	393	56.86
Final increase	8/1/13	5.3	1.3	9.00	7.34	393	56.86
2015 (7)	12/30/14

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

(5)	See “Hawaii Electric Light 2016 test year rate case” below.
(6)   Maui Electric’s request was to pay for O&M expenses and additional investments in plant and equipment required to maintain and improve system reliability and to cover the increased costs to support the integration of more renewable energy generation. See discussion on final D&O, including the refund to customers in September and October 2013 required as a result of the final D&O, in Note 4 of the Consolidated Financial Statements.

(7)	See “Maui Electric 2015 test year rate case” below.
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
On January 28, 2013, the Utilities and the Consumer Advocate entered into the 2013 Agreement to, among other things, write-off $40 million of CIS Project costs in lieu of conducting the regulatory audits of the CIP CT-1 and the CIS projects, with the remaining recoverable costs for the projects of $52 million to be included in rate base as of December 31, 2012. The parties agreed that Hawaii Electric Light would withdraw its 2013 test year rate case and not file a rate case until its next turn in the rate case cycle, for a 2016 test year, and Hawaiian Electric would delay the filing of its scheduled 2014 test year rate case to no earlier than January 2, 2014. The parties also agreed that, starting in 2014, Hawaiian Electric will be allowed to record RAM revenues starting on January 1 (instead of the prior start date of June 1) for the years 2014, 2015 and 2016. For the six months ended June 30, 2015 and 2014, Hawaiian Electric had additional revenues of $3.8 million and $12.3 million, respectively.
Hawaiian Electric 2014 test year rate case.  On June 27, 2014, Hawaiian Electric submitted an abbreviated rate case filing (abbreviated filing), stating that it intends to forego the opportunity to seek a general rate increase in base rates, and if approved, this filing would result in no change in base rates. Hawaiian Electric stated that it is foregoing a rate increase request in recognition that its customers are already in a challenging high electricity bill environment. The abbreviated filing explained that Hawaiian Electric is aggressively attacking the root causes of high rates, by, among other things, vigorously pursuing the opportunity to switch from oil to liquefied natural gas, acquiring lower-cost renewable energy resources, pursuing opportunities to achieve operational efficiencies, and deactivating older, high-cost generation. Instead of seeking a rate increase, Hawaiian Electric is focused on developing and executing the new business model, plans and strategies required by the PUC’s April 2014 regulatory orders discussed in Note 4 of the Consolidated Financial Statements, as well as other actions that will reduce rates.
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
Hawaii Electric Light 2016 test year rate case. On June 17, 2015, Hawaii Electric Light filed its notice of intent to file a general rate case application by December 30, 2016, and requested a test year waiver to utilize a 2016 calendar test year. Notice is contingent upon the PUC’s approval of Hawaii Electric Light's request to extend the current December 31, 2015 deadline to file the rate case, using a 2016 calendar test year. The rate case filing is required to satisfy the obligation to file a general rate case under the three-year cycle established by the PUC in the decoupling final D&O.
Integrated resource planning and April 2014 regulatory orders. See “April 2014 regulatory orders” in Note 4 to the Consolidated Financial Statements.
Renewable energy strategy.  The Utilities’ policy is to support efforts to increase renewable energy in Hawaii. The Utilities believe their actions will help stabilize customer bills as they become less dependent on costly and price-volatile fossil fuel. The Utilities’ renewable energy strategy will also allow them to meet Hawaii’s RPS law as revised in the 2015 Legislature, which requires electric utilities to meet an RPS of 10%, 15%, 30%, 40%, 70% and 100% by December 31, 2010, 2015, 2020, 2030, 2040 and 2045, respectively. The Utilities met the 10% RPS for 2010 with a consolidated RPS of 20.7%, including savings from energy efficiency programs and solar water heating (or 9.5% without DSM energy savings). Energy savings resulting from DSM energy efficiency programs and solar water heating will not count toward the RPS after 2014. For 2014, the Utilities achieved an RPS without DSM energy savings of an estimated 21%, primarily through a comprehensive portfolio of renewable energy PPAs, net energy metering programs and biofuels. The Utilities have been successful in adding significant amounts of renewable energy resources to their electric systems. The Utilities are on track to exceed their 2015 RPS goal, and lead the nation in terms of the amount of photovoltaic (PV) systems installed by its customers.
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
Developments in the Utilities’ efforts to further their renewable energy strategy include the following:

•
In July 2011, the PUC directed Hawaiian Electric to submit a draft RFP for the PUC’s consideration for a competitive bidding process for 200 MW or more of renewable energy to be delivered to, or to be sited on, the island of Oahu. In October 2011, Hawaiian Electric filed a draft RFP with the PUC. In July 2013, the PUC issued orders related to the 200-MW RFP, ordering that Hawaiian Electric shall amend its current draft of the Oahu 200-MW RFP to remove references to the Lanai Wind Project, eliminate solicitations for an undersea transmission cable, and amend the draft RFP to reflect other guidance provided in the order.

•
In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua Bioenergy for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. The Hu Honua Bioenergy, LLC plant is currently scheduled to be in service in 2016.

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

•
In February 2013, Hawaiian Electric issued an “Invitation for Low Cost Renewable Energy Projects on Oahu through Request for Waiver from Competitive Bidding,” which seeks to lower the cost of electricity for customers in the near term with qualified renewable energy projects on Oahu that can be quickly placed into service at a low cost per KWH. Proposals were received and Hawaiian Electric obtained waivers from the PUC Competitive Bidding Framework for certain projects, subject to certain conditions. In July 2015, the PUC issued orders approving (with conditions) four PPAs for a combined 137 MW of solar projects. Hawaiian Electric is reviewing these orders. Three additional waiver projects are still awaiting decision by the PUC.

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

•
In December 2013, Hawaiian Electric requested PUC approval for a waiver of the Na Pua Makani Power Partners, LLC’s proposed 24-MW wind farm located in the Kahuku area on Oahu from the competitive bidding process and the PPA for Renewable As-Available Energy dated October 3, 2013 between Hawaiian Electric and Na Pua Makani Power Partners, LLC for the proposed 24-MW wind farm. In December 2014, the PUC approved both the waiver request and the PPA.

•
In April 2014, Hawaiian Electric requested PUC approval of a PPA for Renewable As-Available Energy with Lanikuhana Solar, LLC for a proposed 20-MW PV facility on Oahu. In June 2015, the PUC denied the request to waive Lanikuhana from competitive bidding requirements and Hawaiian Electric is seeking reconsideration of that decision.

•
In March 2015, Hawaiian Electric requested PUC approval of a 2-year biodiesel supply contract with Pacific Biodiesel Technologies, LLC to supply 2 million to 3 million gallons of biodiesel at CIP CT-1 and the Honolulu International Airport Emergency Power Facility beginning in November 2015 when existing contracts are set to expire. Renewable Energy Group supplies 3 million to 7 million gallons per year to CIP CT-1 under its existing contract with Hawaiian Electric which was approved by the PUC in May 2012.

•
The Utilities began accepting energy from feed-in tariff projects in 2011. As of June 30, 2015, there were 13 MW, 1 MW and 4 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

•
As of June 30, 2015, there were approximately 232 MW, 52 MW and 55 MW of installed net energy metering capacity from renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

•	In July 2015, Maui Electric signed two PPAs, each for a 2.87-MW solar facility, which are subject to PUC approval.

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

The Hu Honua Bioenergy, LLC plant is currently scheduled to be in service in 2016, with potentially additional generation added in the 2020-2025 timeframe.
Maui Electric. In January 2015, Maui Electric filed its 2015 AOS letter, which indicated that Maui Electric’s generation capacity through 2018 is sufficient to meet the forecasted demands on the islands of Maui, Lanai, and Molokai. Maui Electric anticipates needing additional firm capacity on Maui in the 2019 timeframe. In February 2014, Maui Electric deactivated two fossil fuel generating units, with a combined rating of 9.5 MW, at its Kahului Power Plant. Due to unexpected concurrent conditions including lack of wind generation and outages of generating units leading to generation shortfalls, the two deactivated units at Kahului Power Plant were reactivated for several days in 2015. Maui Electric anticipates the retirement of all generating units at the Kahului Power Plant, which have a combined rating of 32.3 MW, in the 2019 timeframe. Maui Electric plans to issue one or more RFPs for energy storage, demand response and firm generating capacity, and to make system improvements needed to ensure reliability and voltage support in this timeframe.
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
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	June 30, 2015		December 31, 2014
Short-term borrowings	$89	3%	$—	—%
Long-term debt, net	1,207	40	1,207	41
Preferred stock	34	1	34	1
Common stock equity	1,697	56	1,682	58
	$3,027	100%	$2,923	100%

Information about Hawaiian Electric’s short-term borrowings (other than from Hawaii Electric Light and Maui Electric) and Hawaiian Electric’s line of credit facility were as follows:

	Average balance	Balance
(in millions)	Six months ended June 30, 2015	June 30, 2015	December 31, 2014
Short-term borrowings [1]
Commercial paper	$38	$89	$—
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facility		200	200

1   The maximum amount of Hawaiian Electric’s external short-term borrowings during the first six months of 2015 was $89 million. At June 30, 2015, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of $13 million and $5 million respectively. At July 31, 2015, Hawaiian Electric had $105 million of outstanding commercial paper, no draws under its line of credit facility and no borrowings from HEI. Also, at July 31, 2015, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of $11 million and $4 million, respectively. Intercompany borrowings are eliminated in consolidation.

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
In September 2014, the Utilities filed a request with the PUC (“September 2014 Letter Request”) under the expedited approval procedure for approval to issue unsecured obligations bearing taxable interest through December 31, 2015 of up to $80 million (Hawaiian Electric $50 million, Hawaii Electric Light $25 million and Maui Electric $5 million), with the proceeds expected to be used, as applicable, to finance capital expenditures, repay long-term and/or short term debt used to finance or refinance capital expenditures and/or to reimburse funds used for payment of the capital expenditures. In May 2015, the PUC issued a D&O on the September 2014 Letter Request, approving the Utilities’ request for expedited approval to issue unsecured obligations bearing taxable interest of up to $80 million.
In April 2015, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed with the PUC a letter request (“April 2015 Letter Request”) for the expedited authorization to issue up to an additional $47 million (Hawaiian Electric $40 million, Hawaii Electric Light $5 million and Maui Electric $2 million) of unsecured obligations bearing taxable interest in the event the Utilities decide to refinance outstanding revenue bonds in 2015. However, in June 2015, based on rulings made by the PUC in its May 2015 D&O on the September 2014 Letter Request and the Utilities’ conclusion that refinancing the outstanding $47 million of revenue bonds with refunding revenue bonds would be less costly for customers than utilizing taxable debt, the Utilities withdrew their April 2015 Letter Request and refiled with the PUC a letter request to refinance the outstanding revenue bonds with $47 million principal amount of refunding revenue bonds.
In May 2015, up to $80 million of Special Purpose Revenue Bonds (SPRBs) ($70 million for Hawaiian Electric, $2.5 million for Hawaii Electric Light and $7.5 million for Maui Electric) were authorized by the Hawaii legislature for issuance, with PUC approval, prior to June 30, 2020 to finance the utilities’ capital improvement programs.
In June 2015, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed an application with the PUC for approval to issue and sell each utility’s common stock in one or more sales in 2016 (Hawaiian Electric’s sale to the owner at the time of each such sale of up to $330 million and Hawaii Electric Light’s and Maui Electric’s sales to Hawaiian Electric of up to $15 million and $45 million, respectively), and the purchase of the Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric in 2016.
Cash flows from operating activities generally relate to the amount and timing of cash received from customers and payments made to third parties. Using the indirect method of determining cash flows from operating activities, noncash expense items such as depreciation and amortization, as well as changes in certain assets and liabilities, are added to (or deducted from) net income. For the first six months of 2015, net cash provided by operating activities increased by $78 million compared to the prior year. For the first six months of 2015, noncash depreciation and amortization amounted to $92 million due to an increase in plant and equipment. Further, the changes in assets and liabilities included a decrease of $45 million in accounts receivable and accrued unbilled revenues due to the timing of customer payments, and a $4 million decrease in accounts payable due to timing of vendor payments.
For the first six months of 2015, net cash used in investing activities increased $23 million compared to the prior year. Cash used in investing activities consisted primarily of capital expenditures, partly offset by contributions in aid of construction.
Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. For the first six months of 2015, cash flows from financing activities decreased $15 million compared to the prior year. Cash provided by financing activities consisted primarily of net proceeds received from short-term borrowings of $89 million, offset by $46 million in common and preferred stock dividend payments during the first six months of 2015.
The Utilities have re-evaluated the timing of 2015 - 2017 net capital expenditures, revising their prior 3-year forecast from a range of $1.1 billion to $2.0 billion downward to a range of $0.8 billion to $1.7 billion. 2015 is the transitional year under the modified RAM Adjustment and on June 15, 2015 the Utilities and Consumer Advocate filed their Joint Proposed Modified REIP Framework/Standards and Guidelines regarding eligibility of projects for cost recovery above the RAM Cap through the REIP surcharge, and on the same day the Utilities filed their proposed standards and guidelines on the eligibility of projects for cost recovery through the RAM above the RAM cap. Given the change to the RAM, the number of other high priority issues before the PUC and the continuing refinement of transformation plans, the forecast for 2015 net capital expenditures was reduced from $420 million to $250 million. As a result, Hawaiian Electric will not need an equity infusion from HEI in 2015 and is re-evaluating the amount of long-term debt needed. The 2015 rate base growth is now expected to be between 1.5% to 3.0%. This forecast could change over time based upon external factors such as the timing and scope of environmental regulations, unforeseen delays in permitting and approvals, and the outcome of competitive bidding for new generation. Hawaiian Electric’s consolidated cash flows from operating activities (net income for common stock, adjusted for non-cash income and expense items such as depreciation, amortization and deferred taxes), after the payment of common stock and preferred stock dividends, are currently not expected to provide sufficient cash to cover the forecasted net capital expenditures over the 3-year forecast period. Debt and equity financing are expected to be required to fund this estimated shortfall and to fund any unanticipated expenditures not included in the 2015 - 2017 forecast, such as increases in the costs or acceleration of the construction of capital projects, unbudgeted acquisitions or investments in new businesses and significant increases in retirement benefit funding requirements.

Bank

	Three months ended June 30		Increase
(in millions)	2015	2014	(decrease)	Primary reason(s)
Interest income	$49	$47	$2
The impact of higher average earning asset balances was partly offset by lower yields on earning assets. ASB’s average loan portfolio balance for the second quarter of 2015 increased by $239 million compared to the same period in 2014 as average commercial real estate, residential, home equity lines of credit and commercial loan balances increased by $110 million, $46 million, $42 million, and $27 million, respectively. The growth in these loan portfolios was reflective of ASB’s portfolio mix target and loan growth strategy. Yields on earning assets decreased by 4 basis points. Loan portfolio yields were impacted by the low interest rate environment as new loan production yields were generally lower than the average loan portfolio yields. The average investment and mortgage-related securities portfolio balance increased by $91 million due to the purchase of investments with excess liquidity. The average FHLB stock balance decreased by $47 million as FHLB stock in excess of the required holdings was repurchased by the FHLB.

Noninterest income	17	14	3
Higher noninterest income primarily due to a $1.8 million increase in gain on sale of loans as a result of higher refinancing activity which increased loan production in 2015 compared to 2014 and $0.8 million higher deposit fee income.

Revenues	66	61	5
Interest expense	3	3	—
Interest expense remained flat as higher interest-bearing liability balances were offset by lower rates on interest-bearing liabilities. Average deposit balances for the second quarter of 2015 increased by $279 million compared to the same period in 2014 due to an increase in core deposits of $270 million. Average term certificate balances increased by $9 million. Other borrowings increased by $64 million primarily due to an increase in repurchase agreements. The interest-bearing liability rate decreased by 1 basis point.

Provision for loan losses	2	1	1
The provision for loan losses increased by $0.8 million primarily due to commercial loan downgrades and growth in the loan portfolio, partly offset by the reversal of the Pahoa lava reserves and commercial loan payoffs. Credit quality and trends continue to be stable and good, reflecting prudent credit risk management and a strong Hawaii economy. ASB had a net charge-off ratio for the second quarter of 2015 of 0.11% compared to a net recovery ratio of 0.04% in the second quarter of 2014. The increase in net charge-offs were due to ASB’s strategic expansion of its unsecured consumer loan product with risk-based pricing and lower recoveries as ASB had worked through most of its residential and vacant land recovery opportunities.

Noninterest expense	41	39	2
The increase in noninterest expense for the second quarter of 2015 compared to the same period in 2014 was primarily due to $1.5 million higher employee benefit costs and $0.5 million reserve for unfunded loan commitments.

Expenses	46	43	3
Operating income	20	18	2	Higher net interest income and noninterest income, partly offset by higher noninterest expenses and higher provision for loan losses.
Net income	13	12	1

	Six months ended June 30		Increase
(in millions)	2015	2014	(decrease)	Primary reason(s)
Interest income	$97	$93	$4
The impact of higher average earning asset balances was partly offset by lower yields on earning assets. ASB’s average loan portfolio balance for the six months ended June 30, 2015 increased by $251 million compared to the same period in 2014 as average commercial real estate, home equity lines of credit and residential balances increased by $119 million, $54 million, and $52 million, respectively. The growth in these loan portfolios was reflective of ASB’s portfolio mix target and loan growth strategy. The yield on earning assets decreased by 8 basis points. Loan portfolio yields were impacted by the low interest rate environment as new loan production yields were generally lower than the average loan portfolio yields. The average investment and mortgage-related securities portfolio balance increased by $58 million due to the purchase of investments with excess liquidity. The average FHLB stock balance decreased by $35 million as FHLB stock in excess of the required holdings was repurchased by the FHLB.

Noninterest income	33	31	2
Higher noninterest income was primarily due to a $3.0 million increase in gain on sale of loans a result of higher refinancing activity and $1.7 million higher deposit fee income, partly offset by $2.8 million lower gain on sale of securities in 2015 compared to 2014 as a result of the gain from the sale of ASB’s municipal bond portfolio in 2014.

Revenues	130	124	6
Interest expense	6	5	1
Interest expense remained flat as higher interest-bearing liability balances were offset by lower rates on interest-bearing liabilities. Average deposit balances for the six months ended June 30, 2015 increased by $276 million compared to the same period in 2014 due to an increase in core deposits of $272 million. Average term certificate balances increased by $4 million. Other borrowings increased by $57 million primarily due to an increase in repurchase agreements. The interest-bearing liability rate decreased by 1 basis point.

Provision for loan losses	2	2	—
The provision for loan losses increased by $0.4 million due to commercial loan downgrades and loan growth, partly offset by the reversal of the Pahoa lava reserves and commercial loan payoffs. Credit quality and trends continue to be stable and good, reflecting prudent credit risk management and a strong Hawaii economy. The net charge-off ratio for the six months ended June 30, 2015 was 0.08% compared to a net recovery ratio for the six months ended June 30, 2014 of 0.01%. The increase in net charge-offs were due to ASB’s strategic expansion of its unsecured consumer loan product offering with risk-based pricing and lower recoveries as ASB has worked through most of its residential and vacant land recovery opportunities.

Noninterest expense	82	77	5
Noninterest expense for the six months ended June 30, 2015 was $5.4 million higher than the noninterest expense for the same period in 2014 primarily due to higher employee benefit costs, an increase in retail delivery compensation costs, reversal of debit card expenses in 2014 with no similar reversal in 2015 and reserves for unfunded loan commitments.

Expenses	90	84	6
Operating income	40	40	—	Higher net interest income and noninterest income, offset by higher noninterest expenses and higher provision for loan losses.
Net income	26	26	—

                       See Note 5 of the Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
                       Despite the revenue pressures across the banking industry, management expects ASB’s low-cost funding base and lower-risk profile to continue to deliver strong performance compared to industry peers.

                       ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended June 30		Six months ended June 30
(percent)	2015	2014	2015	2014
Return on average assets	0.89	0.86	0.93	0.97
Return on average equity	9.38	8.69	9.67	9.81
Net interest margin	3.52	3.55	3.52	3.59
Average balance sheet and net interest margin.  The following tables set forth average balances, together with interest earned and accrued, and resulting yields and costs:

Three months ended June 30	2015			2014
(dollars in thousands)	Average balance	Interest[1] income/ expense	Yield/ rate (%)	Average balance	Interest[1] income/ expense	Yield/ rate (%)
Assets:
Other investments [2]	$197,747	$127	0.25	$187,179	$86	0.18
Securities purchased under resale agreements	—	—	—	12,527	12	0.38
Available-for-sale investment securities	637,893	3,179	1.99	546,694	2,852	2.09
Loans
Residential 1-4 family	2,053,803	22,560	4.39	2,007,362	22,475	4.48
Commercial real estate	641,927	6,499	4.05	532,334	5,504	4.14
Home equity line of credit	822,862	6,523	3.18	780,821	6,414	3.29
Residential land	17,767	288	6.50	16,285	251	6.16
Commercial	812,929	7,403	3.64	785,438	7,166	3.65
Consumer	118,652	2,762	9.34	107,121	2,041	7.64
Total loans [3,4]	4,467,940	46,035	4.12	4,229,361	43,851	4.15
Total interest-earning assets [3]	5,303,580	49,341	3.72	4,975,761	46,801	3.76
Allowance for loan losses	(46,221)			(41,752)
Non-interest-earning assets	490,081			455,020
Total assets	$5,747,440			$5,389,029
Liabilities and shareholder’s equity:
Savings	$1,968,345	$309	0.06	$1,869,934	$278	0.06
Interest-bearing checking	778,653	34	0.02	736,767	32	0.02
Money market	163,036	50	0.12	176,819	55	0.13
Time certificates	439,248	873	0.80	430,277	872	0.81
Total interest-bearing deposits	3,349,282	1,266	0.15	3,213,797	1,237	0.15
Advances from Federal Home Loan Bank	100,000	784	3.10	100,000	784	3.10
Securities sold under agreements to repurchase	209,998	703	1.33	145,643	636	1.73
Total interest-bearing liabilities	3,659,280	2,753	0.30	3,459,440	2,657	0.31
Non-interest bearing liabilities:
Deposits	1,424,883			1,281,412
Other	115,448			117,223
Shareholder’s equity	547,829			530,954
Total liabilities and shareholder’s equity	$5,747,440			$5,389,029
Net interest income		$46,588			$44,144
Net interest margin (%) [5]			3.52			3.55

Six months ended June 30	2015			2014
(dollars in thousands)	Average balance	Interest[1] income/ expense	Yield/ rate (%)	Average balance	Interest[1] income/ expense	Yield/ rate (%)
Assets:
Other investments [2]	$198,330	$226	0.23	$182,002	$162	0.18
Securities purchased under resale agreements	—	—	—	10,276	20	0.38
Available-for-sale investment securities	593,754	6,131	2.07	536,196	5,953	2.22
Loans
Residential 1-4 family	2,057,125	45,221	4.40	2,005,462	45,144	4.50
Commercial real estate	638,110	12,561	3.95	518,844	10,877	4.21
Home equity line of credit	822,687	12,999	3.19	768,692	12,512	3.28
Residential land	17,078	562	6.59	16,081	494	6.14
Commercial	801,194	14,471	3.63	785,861	14,399	3.68
Consumer	119,622	5,419	9.13	109,381	4,107	7.56
Total loans [3,4]	4,455,816	91,233	4.11	4,204,321	87,533	4.18
Total interest-earning assets [3]	5,247,900	97,590	3.73	4,932,795	93,668	3.81
Allowance for loan losses	(46,076)			(41,136)
Non-interest-earning assets	488,666			450,160
Total assets	$5,690,490			$5,341,819
Liabilities and shareholder’s equity:
Savings	$1,955,974	$609	0.06	$1,855,070	$546	0.06
Interest-bearing checking	771,950	67	0.02	727,316	61	0.02
Money market	163,384	100	0.12	178,893	112	0.13
Time certificates	436,513	1,750	0.81	432,007	1,743	0.81
Total interest-bearing deposits	3,327,821	2,526	0.15	3,193,286	2,462	0.16
Advances from Federal Home Loan Bank	100,000	1,559	3.10	100,000	1,559	3.10
Securities sold under agreements to repurchase	204,499	1,394	1.36	147,018	1,266	1.71
Total interest-bearing liabilities	3,632,320	5,479	0.30	3,440,304	5,287	0.31
Non-interest bearing liabilities:
Deposits	1,399,737			1,258,118
Other	113,905			114,603
Shareholder’s equity	544,528			528,794
Total liabilities and shareholder’s equity	$5,690,490			$5,341,819
Net interest income		$92,111			$88,381
Net interest margin (%) [5]			3.52			3.59
1       Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of nil for the three months ended June 30, 2015 and 2014, respectively, and nil and $0.2 million for the six months ended June 30, 2015 and 2014, respectively.

[2]	Includes federal funds sold, interest bearing deposits and stock in the Federal Home Loan Bank.

[3]	Includes loans held for sale, at lower of cost or fair value.

[4]
Includes loan fees of $0.7 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively, and $1.3 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

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

                       Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. The composition of ASB’s loans receivable was as follows:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Balance	% of total	Balance	% of total
Real estate:
Residential 1-4 family	$2,045,357	45.8	$2,044,205	46.0
Commercial real estate	561,262	12.6	531,917	12.0
Home equity line of credit	820,296	18.4	818,815	18.4
Residential land	17,273	0.4	16,240	0.4
Commercial construction	62,444	1.4	96,438	2.2
Residential construction	19,984	0.4	18,961	0.4
Total real estate, net	3,526,616	79.0	3,526,576	79.4
Commercial	821,636	18.4	791,757	17.8
Consumer	115,167	2.6	122,656	2.8
	4,463,419	100.0	4,440,989	100.0
Less: Deferred fees and discounts	(6,237)		(6,338)
Allowance for loan losses	(46,365)		(45,618)
Total loans, net	$4,410,817		$4,389,033
       Home equity — key credit statistics.

	June 30, 2015	December 31, 2014
Outstanding balance (in thousands)	$820,296	$818,815
Percent of portfolio in first lien position	42.0%	40.9%
Net charge-off (recovery) ratio	—%	(0.07)%
Delinquency ratio	0.19%	0.25%

			End of draw period – interest only			Current
June 30, 2015	Total	Interest only	2015-2016	2017-2019	Thereafter	amortizing
Outstanding balance (in thousands)	$820,296	$621,140	$1,215	$135,016	$484,909	$199,156
% of total	100%	76%	—%	17%	59%	24%

                       The HELOC portfolio makes up 18% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable rate term loan with a 20-year amortization period. This product type comprises 95% of the total HELOC portfolio and is the current product offering. Within this product type, borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed rate loan with level principal and interest payments. As of June 30, 2015, approximately 20% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. Nearly all originations prior to 2008 consisted of amortizing equity lines that have structured principal payments during the draw period. These older vintage equity lines represent 5% of the portfolio and are included in the amortizing balances identified in the table above.
Loan portfolio risk elements.  See Note 5 of the Consolidated Financial Statements.
Available-for-sale investment securities.  ASB’s investment portfolio was comprised as follows:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$168,459	24%	$119,560	22%
Mortgage-related securities — FNMA, FHLMC and GNMA	525,061	76	430,834	78
Total available-for-sale investment securities	$693,520	100%	$550,394	100%

Principal and interest on mortgage-related securities issued by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) are guaranteed by the issuer and, in the case of GNMA, backed by the full faith and credit of the U.S. government.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB and securities sold under agreements to repurchase continue to be additional sources of funds. As of June 30, 2015 and December 31, 2014, ASB’s costing liabilities consisted of 94% deposits and 6% other borrowings. The weighted average cost of deposits for the first six months of 2015 and 2014 was 0.11%.
Federal Home Loan Bank Merger. In the second quarter of 2015, the FHLB of Des Moines and the FHLB of Seattle successfully completed the merger of the two banks and operated as one under the name FHLB of Des Moines as of June 1, 2015. The FHLB of Des Moines will continue to be a source of liquidity for ASB.
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
As of June 30, 2015 and December 31, 2014, ASB had an unrealized gain, net of taxes, on available-for-sale investments securities (including securities pledged for repurchase agreements) in AOCI of $0.2 million and $0.5 million, respectively. See “Item 3. Quantitative and qualitative disclosures about market risk.”
During the first six months of 2015, ASB recorded a provision for loan losses of $2.4 million primarily due to commercial loan downgrades and growth in the loan portfolio, partly offset by the reversal of the Pahoa lava reserves and commercial loan payoffs. During the first six months of 2014, ASB recorded a provision for loan losses of $2.0 million primarily due to growth in the loan portfolio and net charge-offs during the year for consumer loans. Financial stress on ASB’s customers may result in higher levels of delinquencies and losses.

	Six months ended June 30		Year ended December 31
(in thousands)	2015	2014	2014
Allowance for loan losses, January 1	$45,618	$40,116	$40,116
Provision for loan losses	2,439	2,016	6,126
Less: net charge-offs	1,692	(240)	624
Allowance for loan losses, end of period	$46,365	$42,372	$45,618
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.08%	(0.01)%	0.01%
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
Also, the Dodd-Frank Act directs the Bureau to publish rules and forms that combine certain disclosures that consumers receive in connection with applying for and closing on a mortgage loan under the Truth in Lending Act and the Real Estate Settlement Procedures Act. Consistent with this requirement, the Bureau amended Regulation X (Real Estate Settlement Procedures Act) and Regulation Z (Truth in Lending) to establish new disclosure requirements and forms in Regulation Z for most closed-end consumer credit transactions secured by real property. In addition to combining the existing disclosure requirements and implementing new requirements, the final rule provides extensive guidance regarding compliance with those requirements. This rule is effective October 3, 2015.
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
The final rule was effective January 1, 2015 for ASB. As of June 30, 2015, ASB met the new capital requirements with a Common equity Tier-1 ratio of 12.3%, a Tier-1 capital ratio of 12.3%, a Total capital ratio of 13.5% and a Tier-1 leverage ratio of 8.8%.
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
Commitments and contingencies.  See Note 5 of the Consolidated Financial Statements.
Potential impact of lava flows. In June 2014, lava from the Kilauea Volcano on the island of Hawaii began flowing toward the town of Pahoa. ASB has been monitoring its loan exposure on properties most likely to be impacted by the projected path of the lava flow. At March 31, 2015, the outstanding amount of the residential, commercial real estate and home equity lines of credit loans collateralized by property in areas most likely affected by the lava flow totaled $13 million. For residential 1-4 mortgages in the area, ASB required lava insurance to cover the dwelling replacement cost as a condition of making the loan. As of December 31, 2014, ASB provided $1.8 million reserves for a commercial real estate loan impacted by the lava flows. Although the lava threat was downgraded from a warning to a watch in March 2015 and the immediate threat to homes and businesses in Pahoa has receded, the lava flow remains active upslope and the reserves for the commercial real estate loan remained in place at March 31, 2015. In May 2015, the flow front near Pahoa remained cold and hard, no longer threatening any homes or businesses. All major tenants of the commercial center had returned by the end of March, and property occupancy stabilized soon thereafter. As a result, at the end of May 2015 the commercial real estate loan was restored to performing status and the reserves for lava risk were reversed.
FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	June 30, 2015	December 31, 2014	% change
Total assets	$5,777	$5,566	4
Available-for-sale investment securities	694	550	26
Loans receivable held for investment, net	4,411	4,389	1
Deposit liabilities	4,803	4,623	4
Other bank borrowings	314	291	8
As of June 30, 2015, ASB was one of Hawaii’s largest financial institutions based on assets of $5.8 billion and deposits of $4.8 billion.
As of June 30, 2015, ASB’s unused FHLB borrowing capacity was approximately $1.6 billion. As of June 30, 2015, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.8 billion. Commitments to lend to borrowers whose loan terms have been impaired or modified in troubled debt restructurings totaled $0.1 million at June 30, 2015. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

For the six months ended June 30, 2015, net cash provided by ASB’s operating activities was $31 million. Net cash used during the same period by ASB’s investing activities was $112 million, primarily due to purchases of investment securities of $208 million, a net increase in loans receivable of $23 million and additions to premises and equipment of $8 million, partly offset by repayments of investment securities of $64 million, redemption of stock from the FHLB of $59 million and proceeds from the sale of premises and equipment of $4 million. Net cash provided by financing activities during this period was $189 million, primarily due to increases in deposit liabilities of $180 million, a net increase in retail repurchase agreements of $14 million and proceeds from securities sold under agreements to repurchase of $10 million, partly offset by the payment of $15 million in common stock dividends to HEI (through ASB Hawaii).
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of June 30, 2015, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a Common equity tier-1 ratio of 12.3% (6.5%), a Tier-1 capital ratio of 12.3% (8.0%), a Total capital ratio of 13.5% (10.0%) and a Tier-1 leverage ratio of 8.8% (5.0%). FRB approval is required before ASB can pay a dividend or otherwise make a capital distribution to HEI (through ASB Hawaii).
Item 4. Controls and Procedures
HEI:
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. At the time that the filing of the Form 10-Q for the quarterly period ended June 30, 2015, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015. Subsequent to that evaluation, management, including the Company’s Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015 due to the material weakness in the Company’s internal control over financial reporting described below.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Hawaiian Electric:
Disclosure Controls and Procedures
Hawaiian Electric maintains a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by Hawaiian Electric in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and that such information is accumulated and communicated to Hawaiian Electric’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2015, an evaluation was performed under the supervision and with the participation of Hawaiian Electric’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Hawaiian Electric’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. At the time that the filing of the Form 10-Q for the quarterly period ended June 30, 2015, Hawaiian Electric’s Principal Executive Officer and Principal Financial Officer concluded that Hawaiian Electric’s disclosure controls and procedures were effective as of June 30, 2015. Subsequent to that evaluation, management, including Hawaiian Electric’s Principal Executive Officer and Principal Financial Officer, concluded that Hawaiian Electric’s disclosure controls and procedures were not effective as of June 30, 2015 due to the material weakness in Hawaiian Electric’s internal control over financial reporting described below.
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

Changes in Internal Control Over Financial Reporting
There have been no changes internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.
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

HEI Exhibit 4	Letter Amendment effective August 3, 2015 to Master Trust Agreement (dated as of September 4, 2012) between HEI and ASB and Fidelity Management Trust Company

HEI Exhibit 12.1
Hawaiian Electric Industries, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, six months ended June 30, 2015 and 2014 and years ended December 31, 2014, 2013, 2012, 2011 and 2010

*HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer)

*HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of James A. Ajello (HEI Chief Financial Officer)

*HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

*HEI Exhibit 101.INS	XBRL Instance Document

*HEI Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

*HEI Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*HEI Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*HEI Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*HEI Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Hawaiian Electric Exhibit 12.2	Hawaiian Electric Company, Inc. and Subsidiaries Computation of ratio of earnings to fixed charges, six months ended June 30, 2015 and 2014 and years ended December 31, 2014, 2013, 2012, 2011 and 2010

*Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Alan M. Oshima (Hawaiian Electric Chief Executive Officer)

*Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer)

*Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

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