Form 10-Q
period 2015-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2015-11-16
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

Hawaiian Electric Industries, Inc.	Large accelerated filer ☒	Hawaiian Electric Company, Inc.	Large accelerated filer ☐
	Accelerated filer ☐		Accelerated filer ☐
	Non-accelerated filer ☐		Non-accelerated filer ☒
	(Do not check if a smaller reporting company)		(Do not check if a smaller reporting company)
	Smaller reporting company ☐		Smaller reporting company ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding October 31, 2015
Hawaiian Electric Industries, Inc. (Without Par Value)	107,458,641 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	15,805,327 Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2015

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
1		Consolidated Statements of Income - three and nine months ended September 30, 2015 and 2014
2		Consolidated Statements of Comprehensive Income - three and nine months ended September 30, 2015 and 2014
3		Consolidated Balance Sheets - September 30, 2015 and December 31, 2014
4		Consolidated Statements of Changes in Shareholders’ Equity - nine months ended September 30, 2015 and 2014
5		Consolidated Statements of Cash Flows - nine months ended September 30, 2015 and 2014
Hawaiian Electric Company, Inc. and Subsidiaries
6		Consolidated Statements of Income - three and nine months ended September 30, 2015 and 2014
6		Consolidated Statements of Comprehensive Income - three and nine months ended September 30, 2015 and 2014
7		Consolidated Balance Sheets - September 30, 2015 and December 31, 2014
8		Consolidated Statements of Changes in Common Stock Equity - nine months ended September 30, 2015 and 2014
9		Consolidated Statements of Cash Flows - nine months ended September 30, 2015 and 2014
10		Notes to Consolidated Financial Statements
64	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
64		HEI consolidated
69		Electric Utilities
79		Bank
87	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
88	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
89	Item 1.	Legal Proceedings
89	Item 1A.	Risk Factors
90	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
90	Item 5.	Other Information
91	Item 6.	Exhibits
92	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2015
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

Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
DER	Distributed Energy Resources
D&O	Decision and order
DG	Distributed generation
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOH	Department of Health of the State of Hawaii
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
DSM	Demand-side management
ECAC	Energy cost adjustment clause
EGU	Electrical generating unit
EIP	2010 Equity and Incentive Plan, as amended and restated
EPA	Environmental Protection Agency — federal
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974, as amended
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FERC	Federal Energy Regulatory Commission
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas

GLOSSARY OF TERMS, continued

Terms	Definitions
GNMA	Government National Mortgage Association
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
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

HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
Hpower	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
Kalaeloa	Kalaeloa Partners, L.P.
KWH	Kilowatthour/s (as applicable)
LNG	Liquefied natural gas
LTIP	Long-term incentive plan
MATS	Mercury and Air Toxics Standards
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Merger
As provided in the Merger Agreement, merger of Merger Sub I with and into HEI, with HEI surviving, and then merger of HEI with and into Merger Sub II, with Merger Sub II surviving as a wholly owned subsidiary of NEE

Merger Agreement	Agreement and Plan of Merger by and among HEI, NEE, Merger Sub II and Merger Sub I, dated December 3, 2014
Merger Sub I	NEE Acquisition Sub II, Inc., a Delaware corporation and a wholly owned subsidiary of NEE
Merger Sub II	NEE Acquisition Sub I, LLC, a Delaware limited liability company and a wholly owned subsidiary of NEE
MW	Megawatt/s (as applicable)
NEE	NextEra Energy, Inc.
NEM	Net energy metering
NII	Net interest income
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PSIPs	Power Supply Improvement Plans
PUC	Public Utilities Commission of the State of Hawaii
PV	Photovaltaic
RAM	Rate adjustment mechanism
RBA	Revenue balancing account
RFP	Request for proposals
ROACE	Return on average common equity
RORB	Return on rate base
RPS	Renewable portfolio standards
SAR	Stock appreciation right
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
Spin-Off	The distribution to HEI shareholders of all of the common stock of ASB Hawaii immediately prior to the Merger
TDR	Troubled debt restructuring
Trust III	HECO Capital Trust III
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity

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

•
the potential delay by the Public Utilities Commission of the State of Hawaii (PUC) in considering (and potential disapproval of actual or proposed) renewable energy proposals and related costs; reliance by the Utilities on outside parties such as the state, independent power producers (IPPs) and developers; and uncertainties surrounding technologies, solar power, wind power, proposed undersea cables, biofuels, environmental assessments required to meet RPS goals and the impacts of implementation of the renewable energy proposals on future costs of electricity;

•
the ability of the Utilities to develop, implement and recover the costs of implementing the Utilities’ action plans and business model changes proposed and being developed in response to the four orders that the PUC issued in April 2014, in which the PUC: directed the Utilities to develop, among other things, Power Supply Improvement Plans, a Demand Response Portfolio Plan and a Distributed Generation Interconnection Plan; described the PUC’s inclinations on the future of Hawaii’s electric utilities and the vision, business strategies and regulatory policy changes required to align the Utilities’ business model with customer interests and the state’s public policy goals; and emphasized the need to “leap ahead” of other states in creating a 21st century generation system and modern transmission and distribution grids;

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

•
the continued availability to the electric utilities or modifications of other cost recovery mechanisms, including the purchased power adjustment clauses (PPACs), rate adjustment mechanisms (RAMs) and pension and postretirement benefits other than pensions (OPEB) tracking mechanisms, and the continued decoupling of revenues from sales to mitigate the effects of declining kilowatthour sales;

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

•	the ability of IPPs to deliver the firm capacity anticipated in their power purchase agreements (PPAs);

•	the potential that, as IPP contracts near the end of their terms, there may be less economic incentive for the IPPs to make investments in their units to ensure the availability of their units;

•	the ability of the Utilities to negotiate, periodically, favorable agreements for significant resources such as fuel supply contracts and collective bargaining agreements;

•	new technological developments that could affect the operations and prospects of the Utilities and ASB or their competitors;

•	new technological developments, such as the commercial development of energy storage and microgrids, that could affect the operations of the Utilities;

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

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands, except per share amounts)	2015	2014	2015	2014
Revenues
Electric utility	$648,127	$803,565	$1,779,732	$2,262,056
Bank	69,091	63,536	199,222	187,771
Other	(42)	(5)	(4)	(325)
Total revenues	717,176	867,096	1,978,950	2,449,502
Expenses
Electric utility	565,470	727,409	1,573,278	2,045,166
Bank	48,289	43,030	138,063	126,778
Other	6,322	4,621	28,278	13,125
Total expenses	620,081	775,060	1,739,619	2,185,069
Operating income (loss)
Electric utility	82,657	76,156	206,454	216,890
Bank	20,802	20,506	61,159	60,993
Other	(6,364)	(4,626)	(28,282)	(13,450)
Total operating income	97,095	92,036	239,331	264,433
Interest expense, net—other than on deposit liabilities and other bank borrowings	(19,229)	(19,170)	(57,235)	(58,648)
Allowance for borrowed funds used during construction	737	740	1,918	1,877
Allowance for equity funds used during construction	2,057	1,937	5,366	4,933
Income before income taxes	80,660	75,543	189,380	212,595
Income taxes	29,516	27,264	70,406	76,302
Net income	51,144	48,279	118,974	136,293
Preferred stock dividends of subsidiaries	471	471	1,417	1,417
Net income for common stock	$50,673	$47,808	$117,557	$134,876
Basic earnings per common share	$0.47	$0.47	$1.11	$1.33
Diluted earnings per common share	$0.47	$0.46	$1.11	$1.32
Dividends per common share	$0.31	$0.31	$0.93	$0.93
Weighted-average number of common shares outstanding	107,457	102,416	106,067	101,768
Net effect of potentially dilutive shares	281	610	280	710
Adjusted weighted-average shares	107,738	103,026	106,347	102,478

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2015	2014	2015	2014
Net income for common stock	$50,673	$47,808	$117,557	$134,876
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of (taxes) benefits of ($2,543), $1,094, ($2,382) and ($2,249) for the respective periods	3,851	(1,657)	3,608	3,406
Less: reclassification adjustment for net realized gains included in net income, net of taxes of nil, nil, nil and $1,132 for the respective periods	—	—	—	(1,715)
Derivatives qualified as cash flow hedges:
Less: reclassification adjustment to net income, net of tax benefits of $37, $37, $112 and $112 for the respective periods	59	59	177	177
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $3,583, $1,900, $10,760, and $5,438 for the respective periods	5,611	2,829	16,850	8,515
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $3,243, $1,619, $9,729 and $4,858 for the respective periods	(5,091)	(2,542)	(15,274)	(7,627)
Other comprehensive income (loss), net of taxes	4,430	(1,311)	5,361	2,756
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$55,103	$46,497	$122,918	$137,632

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands)	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$228,417	$175,542
Accounts receivable and unbilled revenues, net	305,448	313,696
Available-for-sale investment securities, at fair value	785,837	550,394
Stock in Federal Home Loan Bank, at cost	10,678	69,302
Loans receivable held for investment, net	4,487,130	4,389,033
Loans held for sale, at lower of cost or fair value	5,598	8,424
Property, plant and equipment, net of accumulated depreciation of $2,318,227 and $2,250,950 at the respective dates	4,317,121	4,148,774
Regulatory assets	897,948	905,264
Other	453,099	542,523
Goodwill	82,190	82,190
Total assets	$11,573,466	$11,185,142
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$152,896	$186,425
Interest and dividends payable	25,914	25,336
Deposit liabilities	4,825,954	4,623,415
Short-term borrowings—other than bank	171,992	118,972
Other bank borrowings	368,593	290,656
Long-term debt, net—other than bank	1,506,546	1,506,546
Deferred income taxes	643,951	633,570
Regulatory liabilities	362,251	344,849
Contributions in aid of construction	495,667	466,432
Defined benefit pension and other postretirement benefit plans liability	607,682	632,845
Other	456,726	531,230
Total liabilities	9,618,172	9,360,276
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 107,458,641 shares and 102,565,266 shares at the respective dates	1,627,259	1,521,297
Retained earnings	315,759	296,654
Accumulated other comprehensive loss, net of tax benefits	(22,017)	(27,378)
Total shareholders’ equity	1,921,001	1,790,573
Total liabilities and shareholders’ equity	$11,573,466	$11,185,142

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands, except per share amounts)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2014	102,565	$1,521,297	$296,654	$(27,378)	$1,790,573
Net income for common stock	—	—	117,557	—	117,557
Other comprehensive income, net of taxes	—	—	—	5,361	5,361
Issuance of common stock, net	4,894	105,962	—	—	105,962
Common stock dividends ($0.93 per share)	—	—	(98,452)	—	(98,452)
Balance, September 30, 2015	107,459	$1,627,259	$315,759	$(22,017)	$1,921,001
Balance, December 31, 2013	101,260	$1,488,126	$255,030	$(16,750)	$1,726,406
Net income for common stock	—	—	134,876	—	134,876
Other comprehensive income, net of taxes	—	—	—	2,756	2,756
Issuance of common stock, net	1,302	31,130	—	—	31,130
Common stock dividends ($0.93 per share)	—	—	(94,711)	—	(94,711)
Balance, September 30, 2014	102,562	$1,519,256	$295,195	$(13,994)	$1,800,457

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Nine months ended September 30	2015	2014
(in thousands)
Cash flows from operating activities
Net income	$118,974	$136,293
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	137,721	129,574
Other amortization	12,080	5,081
Provision for loan losses	5,436	3,566
Loans receivable originated and purchased, held for sale	(226,081)	(102,523)
Proceeds from sale of loans receivable, held for sale	231,509	106,918
Increase in deferred income taxes	2,723	50,296
Share-based compensation expense	4,780	7,200
Excess tax benefits from share-based payment arrangements	(1,012)	(271)
Allowance for equity funds used during construction	(5,366)	(4,933)
Change in cash overdraft	—	(1,038)
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	8,248	(18,943)
Decrease in fuel oil stock	35,942	15,784
Increase in regulatory assets	(23,458)	(17,531)
Decrease in accounts, interest and dividends payable	(34,171)	(51,199)
Change in prepaid and accrued income taxes and utility revenue taxes	(8,458)	(2,044)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	418	(2,594)
Change in other assets and liabilities	(38,033)	(56,326)
Net cash provided by operating activities	221,252	197,310
Cash flows from investing activities
Available-for-sale investment securities purchased	(326,965)	(130,578)
Principal repayments on available-for-sale investment securities	96,053	52,678
Proceeds from sale of available-for-sale investment securities	—	79,564
Purchase of stock from Federal Home Loan Bank	(1,600)	—
Redemption of stock from Federal Home Loan Bank	60,223	17,482
Net increase in loans held for investment	(101,771)	(184,766)
Proceeds from sale of real estate acquired in settlement of loans	1,258	2,930
Proceeds from sale of real estate held-for-sale	7,280	—
Capital expenditures	(276,186)	(260,616)
Contributions in aid of construction	34,627	21,740
Other	4,084	674
Net cash used in investing activities	(502,997)	(400,892)
Cash flows from financing activities
Net increase in deposit liabilities	202,539	161,320
Net increase in short-term borrowings with original maturities of three months or less	53,020	45,094
Net increase (decrease) in retail repurchase agreements	67,934	(6,306)
Proceeds from other bank borrowings	50,000	90,000
Repayments of other bank borrowings	(40,000)	(65,000)
Proceeds from issuance of long-term debt	—	125,000
Repayment of long-term debt	—	(100,000)
Excess tax benefits from share-based payment arrangements	1,012	271
Net proceeds from issuance of common stock	104,437	26,910
Common stock dividends	(98,452)	(94,674)
Preferred stock dividends of subsidiaries	(1,417)	(1,417)
Other	(4,453)	(5,097)
Net cash provided by financing activities	334,620	176,101
Net increase (decrease) in cash and cash equivalents	52,875	(27,481)
Cash and cash equivalents, beginning of period	175,542	220,036
Cash and cash equivalents, end of period	$228,417	$192,555
The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2015	2014	2015	2014
Revenues	$648,127	$803,565	$1,779,732	$2,262,056
Expenses
Fuel oil	195,633	309,432	518,670	865,989
Purchased power	160,518	192,882	445,809	546,121
Other operation and maintenance	103,653	108,313	306,519	295,483
Depreciation	44,356	41,594	132,840	124,790
Taxes, other than income taxes	61,310	75,188	169,440	212,783
Total expenses	565,470	727,409	1,573,278	2,045,166
Operating income	82,657	76,156	206,454	216,890
Allowance for equity funds used during construction	2,057	1,937	5,366	4,933
Interest expense and other charges, net	(16,557)	(16,414)	(49,170)	(48,989)
Allowance for borrowed funds used during construction	737	740	1,918	1,877
Income before income taxes	68,894	62,419	164,568	174,711
Income taxes	25,390	23,042	60,351	64,686
Net income	43,504	39,377	104,217	110,025
Preferred stock dividends of subsidiaries	228	228	686	686
Net income attributable to Hawaiian Electric	43,276	39,149	103,531	109,339
Preferred stock dividends of Hawaiian Electric	270	270	810	810
Net income for common stock	$43,006	$38,879	$102,721	$108,529

HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2015	2014	2015	2014
Net income for common stock	$43,006	$38,879	$102,721	$108,529
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $3,245, $1,626, $9,735 and $4,878 for the respective periods	5,095	2,552	15,285	7,659
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $3,243, $1,619, $9,729 and $4,858 for the respective periods	(5,091)	(2,542)	(15,274)	(7,627)
Other comprehensive income, net of taxes	4	10	11	32
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$43,010	$38,889	$102,732	$108,561

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	September 30, 2015	December 31, 2014
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,283	$52,299
Plant and equipment	6,216,114	6,009,482
Less accumulated depreciation	(2,246,614)	(2,175,510)
Construction in progress	196,681	158,616
Utility property, plant and equipment, net	4,218,464	4,044,887
Nonutility property, plant and equipment, less accumulated depreciation of $1,228 and $1,227 at respective dates	6,562	6,563
Total property, plant and equipment, net	4,225,026	4,051,450
Current assets
Cash and cash equivalents	10,704	13,762
Customer accounts receivable, net	162,468	158,484
Accrued unbilled revenues, net	123,578	137,374
Other accounts receivable, net	4,763	4,283
Fuel oil stock, at average cost	70,104	106,046
Materials and supplies, at average cost	58,973	57,250
Prepayments and other	46,891	66,383
Regulatory assets	79,950	71,421
Total current assets	557,431	615,003
Other long-term assets
Regulatory assets	817,998	833,843
Unamortized debt expense	7,586	8,323
Other	75,951	81,838
Total other long-term assets	901,535	924,004
Total assets	$5,683,992	$5,590,457
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 15,805,327 shares)	$105,388	$105,388
Premium on capital stock	578,930	578,938
Retained earnings	1,032,690	997,773
Accumulated other comprehensive income, net of income taxes-retirement benefit plans	56	45
Common stock equity	1,717,064	1,682,144
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,206,546	1,206,546
Total capitalization	2,957,903	2,922,983
Commitments and contingencies (Note 4)
Current liabilities
Short-term borrowings from non-affiliates	94,995	—
Accounts payable	124,779	163,934
Interest and preferred dividends payable	25,078	22,316
Taxes accrued	193,575	250,402
Regulatory liabilities	347	632
Other	75,450	65,146
Total current liabilities	514,224	502,430
Deferred credits and other liabilities
Deferred income taxes	625,422	602,872
Regulatory liabilities	361,904	344,217
Unamortized tax credits	83,648	79,492
Defined benefit pension and other postretirement benefit plans liability	570,028	595,395
Other	75,196	76,636
Total deferred credits and other liabilities	1,716,198	1,698,612
Contributions in aid of construction	495,667	466,432
Total capitalization and liabilities	$5,683,992	$5,590,457
 The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2014	15,805	$105,388	$578,938	$997,773	$45	$1,682,144
Net income for common stock	—	—	—	102,721	—	102,721
Other comprehensive income, net of taxes	—	—	—	—	11	11
Common stock dividends	—	—	—	(67,804)	—	(67,804)
Common stock issuance expenses	—	—	(8)	—	—	(8)
Balance, September 30, 2015	15,805	$105,388	$578,930	$1,032,690	$56	$1,717,064
Balance, December 31, 2013	15,429	$102,880	$541,452	$948,624	$608	$1,593,564
Net income for common stock	—	—	—	108,529	—	108,529
Other comprehensive income, net of taxes	—	—	—	—	32	32
Common stock dividends	—	—	—	(66,369)	—	(66,369)
Common stock issuance expenses	—	—	(5)	—	—	(5)
Balance, September 30, 2014	15,429	$102,880	$541,447	$990,784	$640	$1,635,751

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Nine months ended September 30	2015	2014
(in thousands)
Cash flows from operating activities
Net income	$104,217	$110,025
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	132,840	124,790
Other amortization	9,827	4,289
Increase in deferred income taxes	58,211	67,392
Change in tax credits, net	4,247	5,816
Allowance for equity funds used during construction	(5,366)	(4,933)
Change in cash overdraft	—	(1,038)
Changes in assets and liabilities
Increase in accounts receivable	(4,464)	(19,731)
Decrease in accrued unbilled revenues	13,796	971
Decrease in fuel oil stock	35,942	15,784
Increase in materials and supplies	(1,723)	(1,595)
Increase in regulatory assets	(23,458)	(17,531)
Decrease in accounts payable	(40,375)	(53,280)
Change in prepaid and accrued income taxes and revenue taxes	(61,635)	(18,075)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	331	(748)
Change in other assets and liabilities	(20,804)	(41,969)
Net cash provided by operating activities	201,586	170,167
Cash flows from investing activities
Capital expenditures	(265,521)	(253,718)
Contributions in aid of construction	34,627	21,740
Other	778	713
Net cash used in investing activities	(230,116)	(231,265)
Cash flows from financing activities
Common stock dividends	(67,804)	(66,369)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,496)	(1,496)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	94,995	84,987
Other	(223)	(462)
Net cash provided by financing activities	25,472	16,660
Net decrease in cash and cash equivalents	(3,058)	(44,438)
Cash and cash equivalents, beginning of period	13,762	62,825
Cash and cash equivalents, end of period	$10,704	$18,387
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
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of September 30, 2015 and December 31, 2014, the results of their operations for the three and nine months ended September 30, 2015 and 2014, and their cash flows for the nine months ended September 30, 2015 and 2014. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or elsewhere in this Form 10-Q  (see “Revision of previously issued financial statements” below) or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
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
Revision of previously issued financial statements. Management discovered that the Utilities’ capital expenditures on HEI’s and Hawaiian Electric’s Consolidated Statements of Cash Flows did not correctly account for the beginning of period unpaid invoices and accruals (that were paid in cash during the period) and is revising its previously filed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 to correct for such misstatement by adjusting cash used for “Capital expenditures” (investing activity) and change in accounts payable (operating activity).
Management also discovered that the eliminating journal entry to offset the Hawaiian Electric consolidated net operating loss deferred tax asset did not properly reflect the adjustment on the components of income taxes (current and deferred federal income taxes) and is revising its previously filed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 to correct for such misstatement by adjusting “Increase in deferred income taxes” and “Change in other assets and liabilities” (operating activities).
Management determined it needed to correct the presentation for share-based compensation expense on the Company’s Consolidated Statement of Cash Flows, resulting in a corresponding change in the “Change in other assets and liabilities” amount.
These revisions to correct for such misstatements and other immaterial items do not impact HEI’s and Hawaiian Electric’s previously reported overall net change in cash and cash equivalents in their Consolidated Statements of Cash Flows for any period presented. Additionally, these revisions do not impact HEI’s and Hawaiian Electric’s Consolidated Balance Sheets or Consolidated Statements of Income for any period presented. The Company and Hawaiian Electric have concluded that the impact of the misstatements is not material to the previously issued Consolidated Statements of Cash Flows for the nine months ended September 30, 2014.

The table below illustrates the effects of the revisions on the previously filed financial statements:

	As previously	As
(in thousands)	filed	revised	Difference
Nine months ended September 30, 2014
Consolidated Statements of Cash Flows
HEI consolidated
Cash flows from operating activities
Other amortization	$5,454	$5,081	$(373)
Increase in deferred income taxes (1)	49,270	50,296	1,026
Share-based compensation expense	—	7,200	7,200
Decrease in accounts, interest and dividends payable	(75,812)	(51,199)	24,613
Change in other assets and liabilities (1)	(47,760)	(56,326)	(8,566)
Net cash provided by operating activities	173,410	197,310	23,900
Cash flows from investing activities
Capital expenditures	(236,003)	(260,616)	(24,613)
Cash flows from investing activities-Other	(39)	674	713
Net cash used in investing activities	(376,992)	(400,892)	(23,900)
Hawaiian Electric consolidated
Cash flows from operating activities
Other amortization	4,662	4,289	(373)
Decrease in accounts payable	(77,893)	(53,280)	24,613
Change in other assets and liabilities	(41,629)	(41,969)	(340)
Net cash provided by operating activities	146,267	170,167	23,900
Cash flows from investing activities
Capital expenditures	(229,105)	(253,718)	(24,613)
Cash flows from investing activities-Other	—	713	713
Net cash used in investing activities	(207,365)	(231,265)	(23,900)
Note 10
HEI consolidated and Hawaiian Electric consolidated
Additions to electric utility property, plant and equipment - unpaid invoices and accruals (investing) (in millions)	40	15	(25)
(1) As previously filed and adjusted by ASU No. 2014-01 (see Note 11).
2 · Proposed Merger
On December 3, 2014, HEI, NextEra Energy, Inc., a Florida corporation (NEE), NEE Acquisition Sub I, LLC, a Delaware limited liability company and a wholly owned subsidiary of NEE (Merger Sub II) and NEE Acquisition Sub II, Inc., a Delaware corporation and a wholly owned subsidiary of NEE (Merger Sub I), entered into an Agreement and Plan of Merger (the Merger Agreement). The Merger Agreement provides for Merger Sub I to merge with and into HEI (the Initial Merger), with HEI surviving, and then for HEI to merge with and into Merger Sub II, with Merger Sub II surviving as a wholly owned subsidiary of NEE (the Merger). The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and to be tax-free to HEI shareholders.
Pursuant to the Merger Agreement, upon the closing of the Merger, each issued and outstanding share of HEI common stock will automatically be converted into the right to receive 0.2413 shares of common stock of NEE (the Exchange Ratio). No adjustment to the Exchange Ratio is made in the Merger Agreement for any changes in the market price of either HEI or NEE common stock between December 3, 2014 and the closing of the Merger.
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
The Merger Agreement contains certain termination rights for both HEI and NEE, including the right of either party to terminate the Merger Agreement if the Merger has not been consummated by December 3, 2015 (subject to a 6-month extension if required to obtain necessary regulatory approvals), and further provides that upon termination of the Merger Agreement under specified circumstances NEE would be required to pay HEI a termination fee of $90 million and reimburse HEI for up to $5 million of its documented out-of-pocket expenses incurred in connection with the Merger Agreement.
On March 26, 2015, NEE’s Form S-4, which registers NEE common stock expected to be issued in the Initial Merger, was declared effective. HEI Shareholders approved the proposed merger agreement with NEE on June 10, 2015.
On March 30, 2015, ASB Hawaii filed its Form 10, the registration statement for the ASB Hawaii shares expected to be distributed in the Spin-Off.
On August 7, 2015, each of HEI and NEE filed their respective notifications pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), with the U.S. Department of Justice and Federal Trade Commission. On September 8, 2015, the mandatory, pre-merger waiting period under the HSR Act expired. Accordingly, the condition to the closing of the Merger with respect to the expiration of the applicable waiting period under the HSR Act has been satisfied.
PUC application.  In January 2015, NEE and Hawaiian Electric filed an application with the PUC requesting approval of the proposed Merger (under which Hawaiian Electric would become a wholly-owned indirect subsidiary of NEE). The application also requests modification of certain conditions agreed to by HEI and the PUC in 1982 for the merger and corporate restructuring of Hawaiian Electric, and confirmation that with approval of the Merger Agreement, the recommendations in the 1995 Dennis Thomas Report (resulting from a proceeding to review the relationship between HEI and Hawaiian Electric and any impact of HEI’s then diversified activities on the Utilities) will no longer be applicable. The application includes a commitment that, for at least four years following the completion of the transaction, Hawaiian Electric will not submit any applications seeking a general base rate increase and will reduce the RAM, which amounts to approximately $60 million in cumulative savings for customers, over the four-year base rate moratorium, subject to certain exceptions and conditions, including that the following remain in effect:  the revenue balancing account (RBA) and RAM tariff provisions, the Renewable Energy Infrastructure Program, and Renewable Energy Infrastructure Surcharge, the integrated resource planning/DSM Recovery tariff provisions, the ECAC tariff provisions, the PPA tariff provision and the Pension and OPEB tracker mechanism. Various parties, including governmental, environmental and commercial interests, have been allowed to intervene in the proceeding.
Twenty-eight interveners filed testimonies in the docket in July 2015. Eleven interveners recommended the merger not be approved, eleven recommended approval only with conditions, and six did not specifically make a recommendation either way. The Consumer Advocate filed its testimonies on August 10, 2015, stating that the Applicants have not justified that the proposed transaction is in the public interest but that if the Consumer Advocate’s recommended conditions were adopted, the results would reflect substantial net benefits that would support a finding that the proposed transaction is in the public interest. Among its recommended conditions was a rate plan to permanently reduce the Utilities’ rates by approximately $62 million annually. On August 31, 2015, the applicants filed their responsive testimonies, offering a number of additional commitments, including:

•	subject to PUC approval, completing full smart meter deployment to all customers by December 31, 2019

•
reflecting 100% of all net non-fuel O&M savings achieved by the Utilities and limiting non-fuel O&M expenses to levels no higher than the non-fuel O&M in 2014, adjusted for inflation, in the revenue requirements in the first rate case following the four-year rate case moratorium

•	establishing a funding mechanism of $2.5 million per year during the four-year rate case moratorium to be used for purposes in the public interest at the PUC’s discretion and direction

•	commiting to corporate giving of at least $2.2 million for a minimum of 10 years post-closing

•	committing to not selling the Utilities or their holding company for at least 10 years post-closing
On October 7, 2015, the other parties filed rebuttal testimonies. On October 16, 2015, the Applicants filed surrebuttal testimonies. Evidentiary hearings are scheduled from November 30 to December 16, 2015.
Other requests.  On January 29, 2015, HEI submitted its application to the FERC requesting all necessary authorization to consummate the transactions contemplated by the Merger Agreement. The FERC issued its order authorizing the proposed merger on March 27, 2015.
On February 1, 2015, HEI submitted a letter to the FRB advising the FRB of its intent to seek deregistration as a Savings & Loan Holding Company (SLHC).
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
Since the December 3, 2014 announcement of the merger agreement, eight purported class action complaints were filed in the Circuit Court of the First Circuit for the State of Hawaii by alleged stockholders of HEI against HEI, Hawaiian Electric (in one complaint), the individual directors of HEI, NEE and NEE's acquisition subsidiaries. The lawsuits are captioned as follows: Miller v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2531-12 KTN (December 15, 2014) (the Miller Action); Walsh v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2541-12 JHC (December 15, 2014) (the Walsh Action); Stein v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2555-12 KTN (December 17, 2014) (the Stein Action); Brown v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2643-12 RAN (December 30, 2014) (the Brown Action); Cohn v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2642-12 KTN (December 30, 2014) (the Cohn State Action); Guenther v. Watanabe, et al., Case No. 15-1-003-01 ECN (January 2, 2015) (the Guenther Action); Hudson v. Hawaiian Electric Industries, Inc., et al., Case No. 15-1-0013-01 JHC (January 5, 2015) (the Hudson Action); Grieco v. Hawaiian Electric Industries, Inc., et al., Case No. 15-1-0094-01 KKS (January 21, 2015) (the Grieco Action). On January 12, 2015, plaintiffs in the Miller Action, the Walsh Action, the Stein Action, the Brown Action, the Guenther Action, and the Hudson Action filed a motion to consolidate their actions and to appoint co-lead counsel. The Court held a hearing on this motion on February 13, 2015 and granted consolidation and appointment of co-lead counsel on March 6, 2015. On March 10, 2015, plaintiffs in the consolidated state action filed an amended complaint, and added J.P. Morgan Securities, LLC (JP Morgan), which was HEI’s financial advisor for the Merger, as a defendant. On March 17, 2015, plaintiffs in the consolidated state action moved for limited expedited discovery. After limited discovery, the parties in the consolidated state action stipulated and the Court ordered that the deadline for defendants to respond to the amended complaint is extended indefinitely.  On April 30, 2015, the Court consolidated the seven state actions under the caption, In re Consolidated HEI Shareholder Cases. On January 23, 2015, the Cohn State Action was voluntarily dismissed. Thereafter, the same alleged stockholder plaintiff filed a purported class action complaint in the United States District Court for the District of Hawaii against HEI, the individual directors of HEI, NEE and NEE's acquisition subsidiaries. The lawsuit is captioned as Cohn v. Hawaiian Electric Industries, Inc. et al., 15-cv-00029-JMS-KSC (January 27, 2015) (the Cohn Federal Action). On May 28, 2015, the parties agreed to stay the Cohen Federal Action pending the outcome of the consolidated state action.
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
HEI and Hawaiian Electric believe the allegations of the complaints are without merit and intend to defend these lawsuits vigorously.

3 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended September 30, 2015
Revenues from external customers	$648,121	$69,091	$(36)	$717,176
Intersegment revenues (eliminations)	6	—	(6)	—
Revenues	648,127	69,091	(42)	717,176
Income (loss) before income taxes	68,894	20,802	(9,036)	80,660
Income taxes (benefit)	25,390	7,351	(3,225)	29,516
Net income (loss)	43,504	13,451	(5,811)	51,144
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	43,006	13,451	(5,784)	50,673
Nine months ended September 30, 2015
Revenues from external customers	$1,779,708	$199,222	$20	$1,978,950
Intersegment revenues (eliminations)	24	—	(24)	—
Revenues	1,779,732	199,222	(4)	1,978,950
Income (loss) before income taxes	164,568	61,159	(36,347)	189,380
Income taxes (benefit)	60,351	21,382	(11,327)	70,406
Net income (loss)	104,217	39,777	(25,020)	118,974
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	102,721	39,777	(24,941)	117,557
Assets (at September 30, 2015)	5,683,992	5,855,497	33,977	11,573,466
Three months ended September 30, 2014
Revenues from external customers	$803,559	$63,536	$1	$867,096
Intersegment revenues (eliminations)	6	—	(6)	—
Revenues	803,565	63,536	(5)	867,096
Income (loss) before income taxes	62,419	20,506	(7,382)	75,543
Income taxes (benefit)	23,042	7,253	(3,031)	27,264
Net income (loss)	39,377	13,253	(4,351)	48,279
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	38,879	13,253	(4,324)	47,808
Nine months ended September 30, 2014
Revenues from external customers	$2,262,038	$187,771	$(307)	$2,449,502
Intersegment revenues (eliminations)	18	—	(18)	—
Revenues	2,262,056	187,771	(325)	2,449,502
Income (loss) before income taxes	174,711	60,994	(23,110)	212,595
Income taxes (benefit)	64,686	21,806	(10,190)	76,302
Net income (loss)	110,025	39,188	(12,920)	136,293
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	108,529	39,188	(12,841)	134,876
Assets (at December 31, 2014)	5,590,457	5,566,222	28,463	11,185,142

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

4 · Electric utility segment

Revenue taxes. The Utilities’ revenues include amounts for the recovery of various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. However, the Utilities’ revenue tax payments to the taxing authorities in the period are based on the prior year’s billed revenues (in the case of public service company taxes and PUC fees) or on the current year’s cash collections from electric sales (in the case of franchise taxes). The Utilities included in the third quarters of 2015 and 2014 and the nine months ended September 30, 2015 and 2014 approximately $58 million, $74 million, $159 million and $203 million, respectively, of revenue taxes in “revenues” and in “taxes, other than income taxes” expense.
Recent tax developments. The Utilities adopted the safe harbor guidelines with respect to network (transmission and distribution) assets in 2011 and, in June 2013, the IRS released a revenue procedure relating to deductions for repairs of generation property, which provides some guidance (that is elective) for taxpayers that own steam or electric generation property. This guidance defines the relevant components of generation property to be used in determining whether such component expenditures should be deducted as repairs or capitalized and depreciated by taxpayers. The revenue procedure also provides an extrapolation methodology that could be used by taxpayers in determining deductions for prior years’ repairs without going back to the specific documentation of those years. The guidance does not provide specific methods for determining the repairs amount. Management has adopted a method consistent with this guidance in its 2014 tax return filed in September 2015.
Unconsolidated variable interest entities.

HECO Capital Trust III.  HECO Capital Trust III (Trust III) was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to Hawaiian Electric, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by Hawaiian Electric in the principal amount of $31.5 million and issued by Hawaii Electric Light and Maui Electric each in the principal amount of $10 million, (iii) making distributions on these trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are currently redeemable at the issuer’s option without premium. The 2004 Debentures, together with the obligations of the Utilities under an expense agreement and Hawaiian Electric’s obligations under its trust guarantee and its guarantee of the obligations of Hawaii Electric Light and Maui Electric under their respective debentures, are the sole assets of Trust III. Taken together, Hawaiian Electric’s obligations under the Hawaiian Electric debentures, the Hawaiian Electric indenture, the subsidiary guarantees, the trust agreement, the expense agreement and trust guarantee provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of amounts due on the Trust Preferred Securities. Trust III has at all times been an unconsolidated subsidiary of Hawaiian Electric. Since Hawaiian Electric, as the holder of 100% of the trust common securities, does not absorb the majority of the variability of Trust III, Hawaiian Electric is not the primary beneficiary and does not consolidate Trust III in accordance with accounting rules on the consolidation of VIEs. Trust III’s balance sheets as of September 30, 2015 and December 31, 2014 each consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for the nine months ended September 30, 2015 and 2014 each consisted of $2.5 million of interest income received from the 2004 Debentures; $2.4 million of distributions to holders of the Trust Preferred Securities; and $75,000 of common dividends on the trust common securities to Hawaiian Electric. As long as the 2004 Trust Preferred Securities are outstanding, Hawaiian Electric is not entitled to receive any funds from Trust III other than pro-rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by Hawaiian Electric in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event any of the Utilities elect to defer payment of interest on any of their respective 2004 Debentures, then Hawaiian Electric will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.
Power purchase agreements.  As of September 30, 2015, the Utilities had six PPAs for firm capacity and other PPAs with smaller IPPs and Schedule Q providers (i.e., customers with cogeneration and/or small power production facilities with a capacity of 100 kilowatts or less who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs. Purchases from all IPPs were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2015	2014	2015	2014
AES Hawaii	$37	$38	$97	$107
Kalaeloa	51	73	143	214
HEP	13	16	34	36
Hpower	18	18	50	50
Puna Geothermal Venture	8	10	22	36
Hawaiian Commercial & Sugar (HC&S)	2	2	7	50
Other IPPs	32	36	93	53
Total IPPs	$161	$193	$446	$546

In October 2015 the amended PPA between Maui Electric and HC&S became effective following PUC approval in September 2015. The amended PPA amends the pricing structure and rates for energy sold to Maui Electric, eliminates the capacity payment to HC&S, eliminates Maui Electric’s minimum purchase obligation, provides that Maui Electric may request up to 4 MW of scheduled energy during certain months, and be provided up to 16 MW of emergency power, and extends the term of the PPA from 2014 to 2017.
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
Hawaiian Electric and Kalaeloa are in negotiations to address the upcoming end of the PPA term in May 2016. The PPA will automatically extend on a month-to-month basis as long as the parties are still negotiating in good faith. The month-to-month term extensions shall end 60 days after either party notifies the other in writing that negotiations have terminated.
Pursuant to the current accounting standards for VIEs, Hawaiian Electric is deemed to have a variable interest in Kalaeloa by reason of the provisions of Hawaiian Electric’s PPA with Kalaeloa. However, management has concluded that Hawaiian Electric is not the primary beneficiary of Kalaeloa because Hawaiian Electric does not have the power to direct the activities that most significantly impact Kalaeloa’s economic performance nor the obligation to absorb Kalaeloa’s expected losses, if any, that could potentially be significant to Kalaeloa. Thus, Hawaiian Electric has not consolidated Kalaeloa in its consolidated financial statements. A significant factor affecting the level of expected losses Hawaiian Electric could potentially absorb is the fact that Hawaiian Electric’s exposure to fuel price variability is limited to the remaining term of the PPA as compared to the facility’s remaining useful life. Although Hawaiian Electric absorbs fuel price variability for the remaining term of the PPA, the PPA does not currently expose Hawaiian Electric to losses as the fuel and fuel related energy payments under the PPA have been approved by the PUC for recovery from customers through base electric rates and through Hawaiian Electric’s ECAC to the extent the fuel and fuel related energy payments are not included in base energy rates. As of September 30, 2015, Hawaiian Electric’s accounts payable to Kalaeloa amounted to $13 million.
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
On August 27, 2014, Chevron Products Company (Chevron) and Hawaiian Electric entered into a first amendment of their Low Sulfur Fuel Oil Supply Contract, which was approved by the PUC in March 2015. The Amendment reduces the price of fuel above certain volumes, allows for increases in the volume of fuel, and modifies the specification of certain petroleum products supplied under the contract. In addition, Chevron agreed to supply a blend of low sulfur fuel oil (LSFO) and diesel as soon as January 2016 (for supply through the end of the contract term, December 31, 2016) to help Hawaiian Electric meet more stringent Environmental Protection Agency (EPA) air emission requirements known as Mercury and Air Toxics Standards.
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
AES Hawaii, Inc. Under a PPA entered into in March 1988, as amended, for a period of 30 years beginning September 1992, Hawaiian Electric agreed to purchase 180 MW of firm capacity from AES Hawaii. In August 2012, Hawaiian Electric filed an application with the PUC seeking an exemption from the PUC’s Competitive Bidding Framework to negotiate an amendment to the PPA to purchase 186 MW of firm capacity, and amend the energy pricing formula in the PPA. The PUC approved the exemption in April 2013. However, Hawaiian Electric and AES Hawaii had not been able to reach agreement on an amendment. In June 2015, AES Hawaii filed an arbitration demand regarding a dispute about whether Hawaiian Electric was obligated to buy up to 9 MW of additional capacity based on a 1992 letter. Hawaiian Electric believes the claim asserted in the arbitration demand is without merit and has responded to the arbitration demand. In October 2015, AES Hawaii and Hawaiian Electric entered into a Settlement Agreement to stay the arbitration proceeding through February 15, 2016. The Settlement Agreement includes certain conditions precedent, which if satisfied will release the parties of the claims under the arbitration proceeding. Among the conditions precedent is the successful negotiation of an amendment to the existing purchase power agreement and PUC approval of such amendment.
On November 13, 2015, Hawaiian Electric entered into Amendment No. 3 to the PPA, subject to PUC approval. Amendment No. 3 has more favorable pricing which is passed on to customers, and among other things, provides (1) for an increase in firm capacity of up to 9 MW (the Additional Capacity) above the 180 MW capacity of the AES Hawaii facility, subject to a demonstration of such increased available capacity, (2) for the payment for the Additional Capacity to include a Priority Peak Capacity Charge, a Non-Peak Capacity Charge, a Priority Peak Energy Charge and a Non-Peak Energy Charge, and (3) that AES will make certain operational commitments to improve reliability, and Hawaiian Electric will pay a reliability bonus according to a schedule for reduced Full Plant Trips.
There are other conditions precedent, which are still required to be satisfied under the Settlement Agreement.
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
Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) Implementation Project. The Utilities submitted its Enterprise Information System Roadmap to the PUC in June 2014 and refiled an application for an ERP/EAM implementation project in July 2014 with an estimated cost of $82.4 million. The refiled application addressed the concerns raised by the PUC, in the initial application, regarding the benefits to customers of completing this project. The estimated cost of the project included the cost of ERP software that had been purchased and recorded as a deferred cost.
To address the Consumer Advocate’s positon that the proceeding should be stayed to determine if the project as proposed in the application is reasonable and necessary for future operations as an indirect NEE subsidiary, in May 2015, the Utilities filed a report describing the impact the pending merger with NEE would have on the scope, costs and benefits of the ERP/EAM project. The report indicated that the two viable courses of action for replacing its current system are Option A (to proceed with the project as initially scoped in the Application, and Option B (to move the Utilities to NEE’s existing ERP/EAM solutions). Option B is estimated to cost approximately $20.8 million less than Option A, but can only be pursued if the merger is approved. The Utilities requested the PUC to approve the commencement of work on Option B if the merger is approved; and in the alternative, Option A if the merger is not approved.
In October 2015, the PUC issued a D&O (1) finding that there is a need to replace the existing ERP/EAM system, and (2) deferring any ruling on whether it is reasonable and in the public interest for the Utilities to commence with the project under Options B or A.
In the D&O, the PUC denied the Utilities request to defer the cost for the ERP software purchased in 2012. As a result, the Utilities expensed the ERP software costs of $4.8 million in the third quarter of 2015.
The D&O requires the Utilities to file their bottom-up low-level benefits analysis for both Options A and B, and specified additional information required as part of the their Cost/Benefit Analysis, which will be due by April 8, 2016.
Management cannot predict the further outcome of this proceeding.
Schofield Generating Station Project. In August 2012, the PUC approved a waiver from the competitive bidding framework to allow Hawaiian Electric to negotiate with the U.S. Army for the construction of a 50 MW utility owned and operated firm, renewable and dispatchable generation facility at Schofield Barracks. In September 2015, the PUC approved Hawaiian Electric’s application to expend $167 million for the project. In approving the project, the PUC placed a cap of $167 million for the project, stated 90% of the cap is allowed for cost recovery through cost recovery mechanisms other than base rates, and stated the $167 million cap will be adjusted downward due to any reduction in the cost of the engine contract due to a reduction in the foreign exchange rate. Hawaiian Electric is required to take all necessary steps to lock in the lowest possible exchange rate. The generating station is now expected to be placed in service in the first quarter of 2018.
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
On August 14, 2014, the EPA published in the Federal Register the final regulations required by section 316(b) of the CWA designed to protect aquatic organisms from adverse impacts associated with existing power plant cooling water intake structures. The regulations were effective October 14, 2014 and apply to the cooling water systems for the steam generating units at Hawaiian Electric’s power plants on the island of Oahu. The regulations prescribe a process, including a number of required site-specific studies, for states to develop facility-specific entrainment and impingement controls to be incorporated in each facility’s National Pollutant Discharge Elimination System permit. In the case of Hawaiian Electric’s power plants, there are a number of studies that have yet to be completed before Hawaiian Electric and the State of Hawaii Department of Health (DOH) can determine what entrainment or impingement controls, if any, might be necessary at the affected facilities to comply with the new 316(b) rule.

On February 16, 2012, the Federal Register published the EPA’s final rule establishing the EPA’s National Emission Standards for Hazardous Air Pollutants for fossil-fuel fired steam electrical generating units (EGUs). The final rule, known as the Mercury and Air Toxics Standards (MATS), applies to the 14 EGUs at Hawaiian Electric’s power plants. MATS establishes the Maximum Achievable Control Technology standards for the control of hazardous air pollutants emissions from new and existing EGUs. Based on a review of the final rule and the benefits and costs of alternative compliance strategies, Hawaiian Electric has selected a MATS compliance strategy based on switching to lower emission fuels. The use of lower emission fuels will provide for MATS compliance at lower overall costs and avoid the reduction in operational flexibility imposed by emissions control equipment. Hawaiian Electric requested and received a one-year extension, resulting in a MATS compliance date of April 16, 2016. Hawaiian Electric submitted to the EPA a Petition for Reconsideration and Stay dated April 16, 2012, which asked the EPA to revise an emissions standard for non-continental oil-fired EGUs on the grounds that the promulgated standard was incorrectly derived. On April 21, 2015, the EPA denied Hawaiian Electric's Petition. Hawaiian Electric appealed the EPA’s denial of the Petition. On June 29, 2015, the U.S. Supreme Court found that the EPA’s determination that it was appropriate and “necessary” to regulate hazardous air pollutants from power plants was flawed because the EPA did not take the costs of compliance into account. The Supreme Court sent the MATS rule case back to the D.C. Circuit Court of Appeals for further proceedings. The likely timeframe for action by the Circuit Court is December 2015. Pending action by the Circuit Court, Hawaiian Electric will continue with its plan to comply with the MATS requirements by April 16, 2016.
On February 6, 2013, the EPA issued a guidance document titled “Next Steps for Area Designations and Implementation of the Sulfur Dioxide National Ambient Air Quality Standard,” which outlines a process that will provide the states additional flexibility and time for their development of one-hour sulfur dioxide (SO2) National Ambient Air Quality Standard (NAAQS) implementation plans. In August 2015, the EPA published the final data requirements rule for states to characterize their air quality in relation to the one-hour SO2 NAAQS. Under this rule, the EPA expects to designate areas as attaining, or not attaining, the one-hour SO2 NAAQS in December 2017 or December 2020, depending on whether the area was characterized through modeling or monitoring. Hawaiian Electric will work with the DOH in implementing the one-hour SO2 NAAQS and in developing cost-effective strategies for NAAQS compliance, if needed.
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
Potential Clean Air Act Enforcement. On July 1, 2013, Hawaii Electric Light and Maui Electric received a letter from the U.S. Department of Justice (DOJ) asserting potential violations of the Prevention of Significant Deterioration and Title V requirements of the Clean Air Act involving the Hill and Kahului Power Plants. The parties are continuing to negotiate toward a resolution of the DOJ’s claims. As part of the ongoing negotiations, the DOJ proposed in November 2014 entering into a consent decree pursuant to which the Utilities would install certain pollution controls and pay a penalty. The Utilities are currently reviewing the proposal, but are unable to estimate the amount or effect of a consent decree, if any, at this time.
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The EPA has since performed Brownfield assessments of the Site that identified environmental impacts in the subsurface. Although Maui Electric never operated at the Site and operations there had stopped four years before the merger, in discussions with the EPA and the DOH, Maui Electric agreed to undertake additional investigations at the Site and an adjacent parcel that Molokai Electric Company had used for equipment storage (the Adjacent Parcel) to determine the extent of impacts of subsurface contaminants. A 2011 assessment by a Maui Electric contractor of the Adjacent Parcel identified environmental impacts, including elevated polychlorinated biphenyls (PCBs) in the subsurface soils. In cooperation with the DOH and EPA, Maui Electric is further investigating the Site and the Adjacent Parcel to determine the extent of impacts of PCBs, residual fuel oils, and other subsurface contaminants. Maui Electric has a reserve balance of $3.6 million as of September 30, 2015 for the additional investigation and estimated cleanup costs at the Site and the Adjacent Parcel; however, final costs of remediation will depend on the results of continued investigation. The final site investigation plan was submitted to the DOH and EPA in December 2014 for their approval. The DOH formally approved the investigation plan on September 14, 2015. The EPA determined that their formal approval is not required until the next phase of work that determines cleanup actions for the site. Sampling of the site per the investigation plan will proceed after securing required permits and access agreements.

Pearl Harbor sediment study. In July 2014, the U.S. Navy notified Hawaiian Electric of the Navy’s determination that Hawaiian Electric is responsible for cleanup of PCB contamination in sediment in the area offshore of the Waiau Power Plant. The Navy has also requested that Hawaiian Electric reimburse the costs incurred by the Navy to date to investigate the area, and is asking Hawaiian Electric to engage in negotiations regarding the financing and undertaking of future response actions to address the sediment contamination offshore from the Waiau Power Plant. The extent of the contamination, the appropriate remedial measures to address it, and Hawaiian Electric’s potential responsibility for any associated costs, including any past costs incurred by the Navy, have not yet been determined. The Navy has completed a remedial investigation and a feasibility study (FS) for the remediation of contaminated sediment at several locations in Pearl Harbor. The Navy’s study identified elevated levels of PCBs in the sediment in East Loch of Pearl Harbor, offshore from the Waiau Power Plant. The Navy issued its Final FS Report on June 29, 2015. The Navy has indicated that additional data collection is necessary and will be conducted as part of the remedial design, and that the results will be used to finalize the remediation plan and to better define the areas where remediation is necessary to reduce the potential environmental risks. Hawaiian Electric has requested to participate with the Navy in the preparation of the remedial design for the contaminated sediment offshore from the Waiau Power Plant, and in particular in the development of the work plan for additional data collection, and refinement of the environmental risk analysis, the final remedy, and the response costs for the offshore area. To date, Hawaiian Electric’s role in the development of the remedial design and response costs is uncertain.
On March 23, 2015, Hawaiian Electric received a letter from the EPA requesting that Hawaiian Electric submit a work plan to assess potential sources and extent of PCB contamination onshore at the Waiau Power Plant. Hawaiian Electric submitted a sampling and analysis work plan to the EPA and the DOH. The extent of the onshore contamination, the appropriate remedial measures to address it, and any associated costs have not yet been determined.
In December 2014, Hawaiian Electric recorded a reserve of $0.8 million for investigation of certain onshore areas at the Waiau Power Plant that may have, in the past, contributed to the PCB contamination in the offshore sediment and for ongoing review and assessment of the Navy’s remediation plan for the offshore sediment. The final remediation costs will depend on the results of the onshore investigation and assessment of potential source control requirements, as well as the further investigation of contaminated sediment offshore from the Waiau Power Plant.
Hawaiian Electric has also conducted a search for other potential sources of sediment contamination in the Waiau area that are unrelated to electric power generation at its Waiau Power Plant. Hawaiian Electric has identified a potential source east of the plant: a former Naval Reserve (a Formerly Used Defense Site (FUDS)) where a used drum storage area, a waste oil burning pit, and an oil/water separator were operated by the Navy from the 1940s until approximately 1962. This FUDS is located on the property currently occupied by the City and County (C&C) of Honolulu’s Neal S. Blaisdell Park. To further assess this former Naval Reserve site, Hawaiian Electric has requested environmental investigation reports, environmental data, and permits for this property and the adjacent Waimalu Stream (e.g., dredging permits and related environmental impact assessments and studies) from several federal and state agencies, as well as the C&C of Honolulu. The contribution of PCBs to sediment contamination in East Loch from this potential source has not yet been determined.
Global climate change and greenhouse gas emissions reduction.  National and international concerns about climate change and the contribution of greenhouse gas (GHG) emissions (including carbon dioxide emissions from the combustion of fossil fuels) to climate change have led to action by the State and to federal legislative and regulatory proposals to reduce GHG emissions.
In July 2007, Act 234, which requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990, became law in Hawaii. On June 20, 2014, the Governor signed the final regulations required to implement Act 234 (i.e., the final GHG rule), which went into effect on June 30, 2014. In general, pursuant to Act 234 and corresponding regulations, affected sources that have the potential to emit GHGs in excess of established thresholds are required to reduce GHG emissions by 16% below 2010 emission levels by 2020. In accordance with the GHG rule, the Utilities submitted their Emissions Reduction Plan to the DOH on June 30, 2015. Hawaiian Electric, Maui Electric, and Hawaii Electric Light have a total of 11 facilities affected by the state GHG rule. Hawaiian Electric made use of the partnering provisions in the DOH GHG rule to prepare a single Emissions Reduction Plan that covers all 11 of the Utilities’ affected facilities, and has committed to a 16% reduction in GHG emissions company-wide. Pursuant to the State’s GHG rule, the DOH will incorporate the proposed facility-specific GHG emission limits into each facility’s covered source permit based on the 2020 levels specified in Hawaiian Electric’s approved Emissions Reduction Plan. The GHG rule also requires affected sources to pay an annual fee that is based on tons per year of GHG emissions starting on the effective date of the regulations. The fee for the Utilities is estimated to be approximately $0.5 million annually. The State GHG is aligned with the federal “Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule” (GHG Tailoring Rule, see below) and creates new thresholds for GHG emissions from new and existing stationary source facilities. The latest assessment of the proposed federal and final state GHG rules is that the continued growth in renewable power generation will significantly reduce the compliance costs and risk for the Utilities.

On September 22, 2009, the EPA issued its “Final Mandatory Reporting of Greenhouse Gases Rule,” which requires that sources emitting GHGs above certain threshold levels monitor and report their GHG emissions. Following these requirements, the Utilities have submitted the required reports for 2010 through 2013 to the EPA. In December 2009, the EPA made the finding that motor vehicle GHG emissions endanger public health or welfare. Since then, the EPA has also issued rules to address GHG emissions from stationary sources, like the Utilities’ EGUs.
As part of President Obama’s Climate Action Plan, the EPA has been directed to adopt GHG emission limits for new and existing EGUs. The EPA issued the final federal rule for GHG emission reductions from existing EGUs, also known as the Clean Power Plan, on August 3, 2015. The final federal GHG rule for existing EGUs sets interim state-wide emissions limits for the 48 contiguous states that must be met on average from 2022 through 2029; final limits will apply from 2030. The EPA did not issue final guidelines for Alaska, Hawaii, Puerto Rico, or Guam because the Best System of Emission Reduction established for the contiguous states is not appropriate for these locations. The EPA said it will work with the state and territorial governments for Alaska, Hawaii, Puerto Rico, and Guam and other stakeholders to gather additional information regarding the emissions reduction measures available in these jurisdictions, particularly with respect to renewable generation. Hawaiian Electric plans to participate in this process. Management’s latest assessment of the Clean Power Plan is that the continued growth of renewable power generation and the expected implementation of LNG by the Utilities in the future will significantly reduce the compliance costs and risk for the Utilities. To date, no timetable has been established by the EPA to develop GHG emission limits for Alaska, Hawaii, Puerto Rico, or Guam.
The Utilities have taken, and continue to identify opportunities to take, direct action to reduce GHG emissions from their operations, including, but not limited to, supporting DSM programs that foster energy efficiency, using renewable resources for energy production and purchasing power from IPPs generated by renewable resources, burning renewable biodiesel in Hawaiian Electric’s Campbell Industrial Park combustion turbine No. 1 (CIP CT-1), using biodiesel for startup and shutdown of selected Maui Electric generating units, and testing biofuel blends in other Hawaiian Electric and Maui Electric generating units. The Utilities are also working with the State of Hawaii and other entities to pursue the use of LNG as a cleaner and lower-cost fuel to replace, at least in part, the petroleum oil that would otherwise be used. Management is unable to evaluate the ultimate impact on the Utilities’ operations of more comprehensive GHG regulations that might be promulgated; however, the various initiatives that the Utilities are pursuing are likely to provide a sound basis for appropriately managing the Utilities’ carbon footprint and thereby meet both state and federal GHG reduction goals.
While the timing, extent and ultimate effects of climate change cannot be determined with any certainty, climate change is predicted to result in sea level rise. This effect could potentially result in impacts to coastal and other low-lying areas (where much of the Utilities’ electric infrastructure is sited), and result in increased flooding and storm damage due to heavy rainfall, increased rates of beach erosion, saltwater intrusion into freshwater aquifers and terrestrial ecosystems, and higher water tables in low-lying areas. The effects of climate change on the weather (for example, more intense or more frequent rain events, flooding, or hurricanes), sea levels, and freshwater availability and quality have the potential to materially adversely affect the results of operations, financial condition, and liquidity of the Utilities. For example, severe weather could cause significant harm to the Utilities’ physical facilities.
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

Changes to the ARO liability included in “Other liabilities” on Hawaiian Electric’s balance sheet were as follows:

	Nine months ended September 30
(in thousands)	2015	2014
Balance, beginning of period	$29,419	$43,106
Accretion expense	18	816
Liabilities incurred	—	—
Liabilities settled	(2,349)	(11,338)
Revisions in estimated cash flows	—	—
Balance, end of period	$27,088	$32,584
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
In accordance with the March Order, the Utilities and the Consumer Advocate filed on June 15, 2015, their Joint Proposed Modified REIP Framework/Standards and Guidelines regarding the eligibility of projects for cost recovery above the RAM Cap through the REIP surcharge. On the same date, the Utilities filed their proposed standards and guidelines on the eligibility of projects for cost recovery through the RAM above the RAM cap. On June 30, 2015, the Consumer Advocate filed comments on this proposal, and the County of Hawai‘i filed comments on both the REIP and the RAM above the RAM Cap proposals. On October 26, 2015, Hawaiian Electric filed an application to recover the revenue requirements associated with 2015 net plant additions in the amount of $40.3 million and other associated costs for its Underground Cable Program and the 138kV Transmission and 46kV Sub-Transmission Structures Major Baseline Projects through the RAM above the 2015 RAM Cap. On October 30, 2015, Maui Electric filed an application to recover the revenue requirements associated with 2015 net plant additions in the amount of $4.3 million and other associated costs for its transmission and distribution and generation plant reliability Major Baseline Project through the RAM above the 2015 RAM Cap.
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
Note: Columns may not foot due to rounding
* Based on a 500 kilowatthour (KWH) bill for Hawaiian Electric, Maui Electric, and Hawaii Electric Light. The bill impact for Lanai and Molokai customers is a decrease of $0.11, based on a 400 KWH bill.
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
Potential impact of lava flows. In June 2014, lava from the Kilauea Volcano on the island of Hawaii began flowing toward the town of Pahoa. Hawaii Electric Light monitored utility property and equipment near the affected areas and protected that property and equipment to the extent possible (e.g., building barriers around poles). In March 2015 Hawaii Electric Light filed an application with the PUC requesting approval to defer costs incurred to monitor, prepare for, respond to, and take other actions necessary in connection with the June 2014 Kilauea lava flow such that Hawaii Electric Light can request PUC approval to recover those costs in a future rate case. A PUC decision is pending.
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
Reliability Standards Working Group. The PUC ordered the Utilities (and in some cases the Kauai Island Utility Cooperative) to take timely actions intended to lower energy costs, improve system reliability and address emerging challenges to integrate additional renewable energy. In addition to the PSIPs mentioned above, the PUC ordered certain filing requirements, which include the following:

•	Distributed Generation Interconnection Plan - the Utilities’ Plan was filed in August 2014.

•	Plan to implement an on-going distribution circuit monitoring program to measure real-time voltage and other power quality parameters - the Utilities’ Plan was filed in June 2014.

•	Action Plan for improving efficiencies in the interconnection requirements studies - the Utilities’ Plan was filed in May 2014.

•	The Utilities are to file monthly reports providing details about interconnection requirements studies.

•
Integrated interconnection queue for each distribution circuit for each island grid - the Utilities’ integrated interconnection queue plan was filed in August 2014 and the integrated interconnection queues were implemented in January 2015.

The PUC also stated it would be opening new dockets to address (1) reliability standards, (2) the technical, economic and policy issues associated with distributed energy resources (see “Distributed Energy Resources (DER) Investigative Proceeding” below) and (3) the Hawaii electricity reliability administrator, which is a third party position which the legislature has authorized the PUC to create by contract to provide support for the PUC in developing and periodically updating local grid reliability standards and procedures and interconnection requirements and overseeing grid access and operation.
Policy Statement and Order Regarding Demand Response Programs. The PUC provided guidance concerning the objectives and goals for demand response programs, and ordered the Utilities to develop an integrated Demand Response Portfolio Plan that will enhance system operations and reduce costs to customers. The Utilities’ Plan was filed in July 2014. In August 2014, the PUC invited public comment on the Utilities’ Plan. The Utilities submitted status updates in October 2014 and March 2015. On July 28, 2015, the PUC issued an order appointing a special advisor to guide, monitor, and review the Utility’s Plan design and implementation.
Maui Electric Company 2012 Test Year Rate Case. The PUC acknowledged the extensive analyses provided by Maui Electric in its System Improvement and Curtailment Reduction Plan (SICRP) filed in September 2013. The PUC stated that it is encouraged by the changes in Maui Electric’s operations that have led to a significant reduction in the curtailment of renewables, but stated that Maui Electric has not set forth a clearly defined path that addresses integration and curtailment of additional renewables. The PUC directed Maui Electric to present a PSIP to address present and future system operations so as to not only reduce curtailment, but to optimize the operation of its system for its customers’ benefit. The Maui Electric PSIP was filed in August 2014, and is currently being reviewed by the PUC in a new docket along with the Hawaiian Electric and Hawaii Electric Light PSIPs. Maui Electric filed its second annual SICRP status update in September 2015.
Review of PSIPs. Collectively, the PUC’s April 2014 resource planning orders confirm the energy policy and operational priorities that will guide the Utilities’ strategies and plans going forward.
PSIPs for Hawaiian Electric, Maui Electric and Hawaii Electric Light were filed in August 2014. The PSIPs each include a tactical plan to transform how electric utility services will be offered to meet customer needs and produce higher levels of renewable energy. Each plan contains a diversified mix of technologies, including significant distributed and utility‑scale renewable resources, that is expected to result, on a consolidated basis, in over 65% of the Utilities’ energy being produced from renewable resources by 2030. Under these plans, the Utilities will support sustainable growth of rooftop solar, expand use of energy storage systems, empower customers by developing smart grids, offer new products and services to customers (e.g., community solar, microgrids and voluntary “demand response” programs), switch from high-priced oil to lower cost liquefied natural gas, retire higher-cost, less efficient existing oil-based steam generators, and lower full service residential customer bills in real dollars.
In November 2015, the PUC issued an order in the proceeding to review the PSIPs filed. The order provided observations and concerns on the PSIPs submitted and requires the Utilities to review and submit a Proposed Revision Plan by November 25, 2015. The PUC ordered the Proposed Revision Plan to include a schedule and a work plan to supplement, amend and update the PSIPs in order to address the PUC’s observations and concerns. The Proposed Revision Plan would need to include an Interim PSIP Update filing by February 15, 2016 and updated PSIPs by April 1, 2016. The parties and participants will file comments on the Utilities Proposed Revision Plan by January 15, 2016, after which the PUC will provide further guidance regarding the substance and course of the proceeding.
Distributed Energy Resources (DER) Investigative Proceeding. In March 2015, the PUC issued an order to address DER issues.
On June 29, 2015, the Utilities submitted their final Statement of Position in the DER proceeding, which included:

(1)	new pricing provisions for future rooftop photovoltaic (PV) systems,

(2)	technical standards for advanced inverters,

(3)	new options for customers including battery-equipped rooftop PV systems,

(4)	a pilot time-of-use rate,

(5)	an improved method of calculating the amount of rooftop PV that can be safely installed, and

(6)	a streamlined and standardized PV application process.
On October 12, 2005, the PUC issued a D&O establishing DER reforms that: (1) promote rapid adoption of the next generation of solar PV and other distributed energy technologies; (2) encourage more competitive pricing of distributed energy resource systems; (3) lower overall energy supply costs for all customers; and (4) help to manage DER in terms of each island’s limited grid capacity.
The D&O approved a customer self-supply tariff and a customer grid supply tariff to govern customer generators connected to the Utilities’ systems. These tariffs replace the Net Energy Metering (NEM) program.
The D&O ordered the Utilities, among other things, (a) to collaborate with inverter manufacturers to develop a test plan by December 15, 2015 for the highest priority advanced inverter functions that are not UL certified and (b) to complete the circuit-level hosting capacity analysis for all islands in the Utilities’ service territories by December 10, 2015. The DER Phase 2 of this docket will begin in November 2015 and will focus on further developing competitive markets for distributed energy resources, including storage.
On October 21, 2015, The Alliance for Solar Choice, LLC filed a complaint in Hawaii state court seeking an order enjoining the PUC from implementing the D&O and declaring that the D&O be reversed, modified, and/or remanded to the PUC for further proceedings.
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

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income
Three months ended September 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$463,394	89,817	94,941	—	(25)	$648,127
Expenses
Fuel oil	142,194	17,208	36,231	—	—	195,633
Purchased power	119,302	26,713	14,503	—	—	160,518
Other operation and maintenance	69,621	18,936	15,096	—	—	103,653
Depreciation	29,389	9,313	5,654	—	—	44,356
Taxes, other than income taxes	43,923	8,455	8,932	—	—	61,310
Total expenses	404,429	80,625	80,416	—	—	565,470
Operating income	58,965	9,192	14,525	—	(25)	82,657
Allowance for equity funds used during construction	1,714	148	195	—	—	2,057
Equity in earnings of subsidiaries	11,858	—	—	—	(11,858)	—
Interest expense and other charges, net	(11,468)	(2,674)	(2,440)	—	25	(16,557)
Allowance for borrowed funds used during construction	605	53	79	—	—	737
Income before income taxes	61,674	6,719	12,359	—	(11,858)	68,894
Income taxes	18,398	2,397	4,595	—	—	25,390
Net income	43,276	4,322	7,764	—	(11,858)	43,504
Preferred stock dividends of subsidiaries	—	133	95	—	—	228
Net income attributable to Hawaiian Electric	43,276	4,189	7,669	—	(11,858)	43,276
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$43,006	4,189	7,669	—	(11,858)	$43,006

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income
Three months ended September 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$43,006	4,189	7,669	—	(11,858)	$43,006
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	5,095	682	626	—	(1,308)	5,095
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(5,091)	(683)	(627)	—	1,310	(5,091)
Other comprehensive income (loss), net of taxes	4	(1)	(1)	—	2	4
Comprehensive income attributable to common shareholder	$43,010	4,188	7,668	—	(11,856)	$43,010

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income
Three months ended September 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$579,777	111,154	112,656	—	(22)	$803,565
Expenses
Fuel oil	229,068	29,555	50,809	—	—	309,432
Purchased power	142,121	34,166	16,595	—	—	192,882
Other operation and maintenance	71,584	19,837	16,892	—	—	108,313
Depreciation	27,302	8,975	5,317	—	—	41,594
Taxes, other than income taxes	54,412	10,607	10,169	—	—	75,188
Total expenses	524,487	103,140	99,782	—	—	727,409
Operating income	55,290	8,014	12,874	—	(22)	76,156
Allowance for equity funds used during construction	1,668	142	127	—	—	1,937
Equity in earnings of subsidiaries	9,800	—	—	—	(9,800)	—
Interest expense and other charges, net	(11,196)	(2,811)	(2,429)	—	22	(16,414)
Allowance for borrowed funds used during construction	634	54	52	—	—	740
Income before income taxes	56,196	5,399	10,624	—	(9,800)	62,419
Income taxes	17,047	1,965	4,030	—	—	23,042
Net income	39,149	3,434	6,594	—	(9,800)	39,377
Preferred stock dividends of subsidiaries	—	133	95	—	—	228
Net income attributable to Hawaiian Electric	39,149	3,301	6,499	—	(9,800)	39,149
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$38,879	3,301	6,499	—	(9,800)	$38,879

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income
Three months ended September 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$38,879	3,301	6,499	—	(9,800)	$38,879
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	2,552	317	272	—	(589)	2,552
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(2,542)	(319)	(272)	—	591	(2,542)
Other comprehensive income (loss), net of taxes	10	(2)	—	—	2	10
Comprehensive income attributable to common shareholder	$38,889	3,299	6,499	—	(9,798)	$38,889

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income
Nine months ended September 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,254,142	261,604	264,057	—	(71)	$1,779,732
Expenses
Fuel oil	364,875	56,834	96,961	—	—	518,670
Purchased power	329,922	73,161	42,726	—	—	445,809
Other operation and maintenance	206,133	51,493	48,893	—	—	306,519
Depreciation	88,167	27,938	16,735	—	—	132,840
Taxes, other than income taxes	119,603	24,783	25,054	—	—	169,440
Total expenses	1,108,700	234,209	230,369	—	—	1,573,278
Operating income	145,442	27,395	33,688	—	(71)	206,454
Allowance for equity funds used during construction	4,418	458	490	—	—	5,366
Equity in earnings of subsidiaries	29,174	—	—	—	(29,174)	—
Interest expense and other charges, net	(33,996)	(7,946)	(7,299)	—	71	(49,170)
Allowance for borrowed funds used during construction	1,557	164	197	—	—	1,918
Income before income taxes	146,595	20,071	27,076	—	(29,174)	164,568
Income taxes	43,064	7,210	10,077	—	—	60,351
Net income	103,531	12,861	16,999	—	(29,174)	104,217
Preferred stock dividends of subsidiaries	—	400	286	—	—	686
Net income attributable to Hawaiian Electric	103,531	12,461	16,713	—	(29,174)	103,531
Preferred stock dividends of Hawaiian Electric	810	—	—	—	—	810
Net income for common stock	$102,721	12,461	16,713	—	(29,174)	$102,721

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income
Nine months ended September 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$102,721	12,461	16,713	—	(29,174)	$102,721
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	15,285	2,046	1,878	—	(3,924)	15,285
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(15,274)	(2,050)	(1,882)	—	3,932	(15,274)
Other comprehensive income (loss), net of taxes	11	(4)	(4)	—	8	11
Comprehensive income attributable to common shareholder	$102,732	12,457	16,709	—	(29,166)	$102,732

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income
Nine months ended September 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,623,223	319,629	319,265	—	(61)	$2,262,056
Expenses
Fuel oil	628,164	92,234	145,591	—	—	865,989
Purchased power	406,895	91,827	47,399	—	—	546,121
Other operation and maintenance	199,091	48,701	47,691	—	—	295,483
Depreciation	81,903	26,926	15,961	—	—	124,790
Taxes, other than income taxes	152,545	30,127	30,111	—	—	212,783
Total expenses	1,468,598	289,815	286,753	—	—	2,045,166
Operating income	154,625	29,814	32,512	—	(61)	216,890
Allowance for equity funds used during construction	4,557	328	48	—	—	4,933
Equity in earnings of subsidiaries	28,576	—	—	—	(28,576)	—
Interest expense and other charges, net	(33,236)	(8,411)	(7,403)	—	61	(48,989)
Allowance for borrowed funds used during construction	1,728	126	23	—	—	1,877
Income before income taxes	156,250	21,857	25,180	—	(28,576)	174,711
Income taxes	46,911	8,149	9,626	—	—	64,686
Net income	109,339	13,708	15,554	—	(28,576)	110,025
Preferred stock dividends of subsidiaries	—	400	286	—	—	686
Net income attributable to Hawaiian Electric	109,339	13,308	15,268	—	(28,576)	109,339
Preferred stock dividends of Hawaiian Electric	810	—	—	—	—	810
Net income for common stock	$108,529	13,308	15,268	—	(28,576)	$108,529

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income
Nine months ended September 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$108,529	13,308	15,268	—	(28,576)	$108,529
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	7,659	953	817	—	(1,770)	7,659
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(7,627)	(955)	(817)	—	1,772	(7,627)
Other comprehensive income (loss), net of taxes	32	(2)	—	—	2	32
Comprehensive income attributable to common shareholder	$108,561	13,306	15,268	—	(28,574)	$108,561

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet
September 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,536	5,731	3,016	—	—	$52,283
Plant and equipment	3,941,406	1,202,463	1,072,245	—	—	6,216,114
Less accumulated depreciation	(1,293,046)	(491,606)	(461,962)	—	—	(2,246,614)
Construction in progress	166,027	14,111	16,543	—	—	196,681
Utility property, plant and equipment, net	2,857,923	730,699	629,842	—	—	4,218,464
Nonutility property, plant and equipment, less accumulated depreciation	4,948	82	1,532	—	—	6,562
Total property, plant and equipment, net	2,862,871	730,781	631,374	—	—	4,225,026
Investment in wholly owned subsidiaries, at equity	548,907	—	—	—	(548,907)	—
Current assets
Cash and cash equivalents	7,665	2,399	539	101	—	10,704
Advances to affiliates	12,000	—	2,500	—	(14,500)	—
Customer accounts receivable, net	113,130	26,105	23,233	—	—	162,468
Accrued unbilled revenues, net	96,789	12,230	14,559	—	—	123,578
Other accounts receivable, net	12,538	1,168	1,770	—	(10,713)	4,763
Fuel oil stock, at average cost	49,496	8,442	12,166	—	—	70,104
Materials and supplies, at average cost	33,913	8,279	16,781	—	—	58,973
Prepayments and other	34,555	3,957	8,630	—	(251)	46,891
Regulatory assets	67,673	6,719	5,558	—	—	79,950
Total current assets	427,759	69,299	85,736	101	(25,464)	557,431
Other long-term assets
Regulatory assets	612,347	106,581	99,070	—	—	817,998
Unamortized debt expense	5,171	1,312	1,103	—	—	7,586
Other	48,268	13,885	13,798	—	—	75,951
Total other long-term assets	665,786	121,778	113,971	—	—	901,535
Total assets	$4,505,323	921,858	831,081	101	(574,371)	$5,683,992
Capitalization and liabilities
Capitalization
Common stock equity	$1,717,064	286,788	262,018	101	(548,907)	$1,717,064
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	830,546	190,000	186,000	—	—	1,206,546
Total capitalization	2,569,903	483,788	453,018	101	(548,907)	2,957,903
Current liabilities
Short-term borrowings from non-affiliates	94,995	—	—	—	—	94,995
Short-term borrowings from affiliate	2,500	12,000	—	—	(14,500)	—
Accounts payable	93,654	16,128	14,997	—	—	124,779
Interest and preferred dividends payable	17,370	3,553	4,161	—	(6)	25,078
Taxes accrued	134,076	30,252	29,498	—	(251)	193,575
Regulatory liabilities	—	—	347	—	—	347
Other	58,392	11,063	16,702	—	(10,707)	75,450
Total current liabilities	400,987	72,996	65,705	—	(25,464)	514,224
Deferred credits and other liabilities
Deferred income taxes	444,261	91,571	89,276	—	314	625,422
Regulatory liabilities	248,068	83,194	30,642	—	—	361,904
Unamortized tax credits	53,491	15,258	14,899	—	—	83,648
Defined benefit pension and other postretirement benefit plans liability	430,838	66,632	72,872	—	(314)	570,028
Other	47,720	13,647	13,829	—	—	75,196
Total deferred credits and other liabilities	1,224,378	270,302	221,518	—	—	1,716,198
Contributions in aid of construction	310,055	94,772	90,840	—	—	495,667
Total capitalization and liabilities	$4,505,323	921,858	831,081	101	(574,371)	$5,683,992

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet
December 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,819	5,464	3,016	—	—	$52,299
Plant and equipment	3,782,438	1,179,032	1,048,012	—	—	6,009,482
Less accumulated depreciation	(1,253,866)	(473,933)	(447,711)	—	—	(2,175,510)
Construction in progress	134,376	12,421	11,819	—	—	158,616
Utility property, plant and equipment, net	2,706,767	722,984	615,136	—	—	4,044,887
Nonutility property, plant and equipment, less accumulated depreciation	4,950	82	1,531	—	—	6,563
Total property, plant and equipment, net	2,711,717	723,066	616,667	—	—	4,051,450
Investment in wholly owned subsidiaries, at equity	538,639	—	—	—	(538,639)	—
Current assets
Cash and cash equivalents	12,416	612	633	101	—	13,762
Advances to affiliates	16,100	—	—	—	(16,100)	—
Customer accounts receivable, net	111,462	24,222	22,800	—	—	158,484
Accrued unbilled revenues, net	103,072	15,926	18,376	—	—	137,374
Other accounts receivable, net	9,980	981	2,246	—	(8,924)	4,283
Fuel oil stock, at average cost	74,515	13,800	17,731	—	—	106,046
Materials and supplies, at average cost	33,154	6,664	17,432	—	—	57,250
Prepayments and other	44,680	8,611	13,567	—	(475)	66,383
Regulatory assets	58,550	6,745	6,126	—	—	71,421
Total current assets	463,929	77,561	98,911	101	(25,499)	615,003
Other long-term assets
Regulatory assets	623,784	107,454	102,788	—	(183)	833,843
Unamortized debt expense	5,640	1,438	1,245	—	—	8,323
Other	53,106	15,366	13,366	—	—	81,838
Total other long-term assets	682,530	124,258	117,399	—	(183)	924,004
Total assets	$4,396,815	924,885	832,977	101	(564,321)	$5,590,457
Capitalization and liabilities
Capitalization
Common stock equity	$1,682,144	281,846	256,692	101	(538,639)	$1,682,144
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	830,546	190,000	186,000	—	—	1,206,546
Total capitalization	2,534,983	478,846	447,692	101	(538,639)	2,922,983
Current liabilities
Short-term borrowings from affiliate	—	10,500	5,600	—	(16,100)	—
Accounts payable	122,433	23,728	17,773	—	—	163,934
Interest and preferred dividends payable	15,407	3,989	2,931	—	(11)	22,316
Taxes accrued	176,339	37,548	36,807	—	(292)	250,402
Regulatory liabilities	191	—	441	—	—	632
Other	48,282	9,866	16,094	—	(9,096)	65,146
Total current liabilities	362,652	85,631	79,646	—	(25,499)	502,430
Deferred credits and other liabilities
Deferred income taxes	429,515	90,119	83,238	—	—	602,872
Regulatory liabilities	236,727	77,707	29,966	—	(183)	344,217
Unamortized tax credits	49,865	14,902	14,725	—	—	79,492
Defined benefit pension and other postretirement benefit plans liability	446,888	72,547	75,960	—	—	595,395
Other	52,446	10,658	13,532	—	—	76,636
Total deferred credits and other liabilities	1,215,441	265,933	217,421	—	(183)	1,698,612
Contributions in aid of construction	283,739	94,475	88,218	—	—	466,432
Total capitalization and liabilities	$4,396,815	924,885	832,977	101	(564,321)	$5,590,457

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity
Nine months ended September 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2014	$1,682,144	281,846	256,692	101	(538,639)	$1,682,144
Net income for common stock	102,721	12,461	16,713	—	(29,174)	102,721
Other comprehensive income (loss), net of taxes	11	(4)	(4)	—	8	11
Common stock dividends	(67,804)	(7,515)	(11,382)	—	18,897	(67,804)
Common stock issuance expenses	(8)	—	(1)	—	1	(8)
Balance, September 30, 2015	$1,717,064	286,788	262,018	101	(548,907)	$1,717,064

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity
Nine months ended September 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2013	$1,593,564	274,802	248,771	101	(523,674)	$1,593,564
Net income for common stock	108,529	13,308	15,268	—	(28,576)	108,529
Other comprehensive income (loss), net of taxes	32	(2)	—	—	2	32
Common stock dividends	(66,369)	(8,720)	(10,762)	—	19,482	(66,369)
Common stock issuance expenses	(5)	—	—	—	—	(5)
Balance, September 30, 2014	$1,635,751	279,388	253,277	101	(532,766)	$1,635,751

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Nine months ended September 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$103,531	12,861	16,999	—	(29,174)	$104,217
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(29,249)	—	—	—	29,174	(75)
Common stock dividends received from subsidiaries	18,972	—	—	—	(18,897)	75
Depreciation of property, plant and equipment	88,167	27,938	16,735	—	—	132,840
Other amortization	5,409	2,055	2,363	—	—	9,827
Increase in deferred income taxes	46,493	907	10,497	—	314	58,211
Change in tax credits, net	3,680	372	195	—	—	4,247
Allowance for equity funds used during construction	(4,418)	(458)	(490)	—	—	(5,366)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(4,226)	(2,071)	43	—	1,790	(4,464)
Decrease in accrued unbilled revenues	6,283	3,696	3,817	—	—	13,796
Decrease in fuel oil stock	25,019	5,358	5,565	—	—	35,942
Decrease (increase) in materials and supplies	(759)	(1,615)	651	—	—	(1,723)
Increase in regulatory assets	(19,138)	(3,944)	(376)	—	—	(23,458)
Decrease in accounts payable	(34,476)	(4,070)	(1,829)	—	—	(40,375)
Change in prepaid and accrued income and utility revenue taxes	(52,505)	(2,276)	(6,540)	—	(314)	(61,635)
Increase in defined benefit pension and other postretirement benefit plans liability	—	—	331	—	—	331
Change in other assets and liabilities	(16,626)	436	(2,824)	—	(1,790)	(20,804)
Net cash provided by operating activities	136,157	39,189	45,137	—	(18,897)	201,586
Cash flows from investing activities
Capital expenditures	(204,406)	(34,048)	(27,067)	—	—	(265,521)
Contributions in aid of construction	30,153	2,940	1,534	—	—	34,627
Other	583	124	71	—	—	778
Advances from affiliates	4,100	—	(2,500)	—	(1,600)	—
Net cash used in investing activities	(169,570)	(30,984)	(27,962)	—	(1,600)	(230,116)
Cash flows from financing activities
Common stock dividends	(67,804)	(7,515)	(11,382)	—	18,897	(67,804)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	97,495	1,500	(5,600)	—	1,600	94,995
Other	(219)	(3)	(1)	—	—	(223)
Net cash provided by (used in) financing activities	28,662	(6,418)	(17,269)	—	20,497	25,472
Net increase (decrease) in cash and cash equivalents	(4,751)	1,787	(94)	—	—	(3,058)
Cash and cash equivalents, beginning of period	12,416	612	633	101	—	13,762
Cash and cash equivalents, end of period	$7,665	2,399	539	101	—	$10,704

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Nine months ended September 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$109,339	13,708	15,554	—	(28,576)	$110,025
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(28,651)	—	—	—	28,576	(75)
Common stock dividends received from subsidiaries	19,557	—	—	—	(19,482)	75
Depreciation of property, plant and equipment	81,903	26,926	15,961	—	—	124,790
Other amortization (1)	765	1,950	1,574	—	—	4,289
Increase in deferred income taxes	52,274	5,146	9,972	—	—	67,392
Change in tax credits, net	4,725	687	404	—	—	5,816
Allowance for equity funds used during construction	(4,557)	(328)	(48)	—	—	(4,933)
Change in cash overdraft	—	—	(1,038)	—	—	(1,038)
Changes in assets and liabilities:
Increase in accounts receivable	(17,540)	(4,714)	(442)	—	2,965	(19,731)
Decrease (increase) in accrued unbilled revenues	(554)	626	899	—	—	971
Decrease in fuel oil stock	11,328	219	4,237	—	—	15,784
Decrease (increase) in materials and supplies	875	(987)	(1,483)	—	—	(1,595)
Decrease (increase) in regulatory assets	(15,159)	(2,594)	222	—	—	(17,531)
Decrease in accounts payable (2)	(52,684)	(454)	(142)	—	—	(53,280)
Change in prepaid and accrued income and utility revenue taxes	(18,131)	(1,310)	1,366	—	—	(18,075)
Decrease in defined benefit pension and other postretirement benefit plans liability	(422)	—	(326)	—	—	(748)
Change in other assets and liabilities (3)	(32,291)	(4,040)	(2,673)	—	(2,965)	(41,969)
Net cash provided by operating activities	110,777	34,835	44,037	—	(19,482)	170,167
Cash flows from investing activities
Capital expenditures (4)	(181,565)	(34,565)	(37,588)	—	—	(253,718)
Contributions in aid of construction	12,352	6,229	3,159	—	—	21,740
Other (5)	537	154	22	—	—	713
Advances from (to) affiliates	(4,961)	1,000	—	—	3,961	—
Net cash used in investing activities	(173,637)	(27,182)	(34,407)	—	3,961	(231,265)
Cash flows from financing activities
Common stock dividends	(66,369)	(8,720)	(10,762)	—	19,482	(66,369)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	83,987	1,000	3,961	—	(3,961)	84,987
Other	(337)	(50)	(75)	—	—	(462)
Net cash provided by (used in) financing activities	16,471	(8,170)	(7,162)	—	15,521	16,660
Net increase (decrease) in cash and cash equivalents	(46,389)	(517)	2,468	—	—	(44,438)
Cash and cash equivalents, beginning of period	61,245	1,326	153	101	—	62,825
Cash and cash equivalents, end of period	$14,856	809	2,621	101	—	$18,387
(1) Prior to revision, other amortization for Maui Electric and Hawaiian Electric Consolidated were $1,947 and $4,662, respectively.
(2) Prior to revision, decrease in accounts payable for Hawaiian Electric, Hawaii Electric Light, Maui Electric and Hawaiian Electric Consolidated, were $(70,916), $(1,807), $(5,170) and $(77,893), respectively.
(3) Prior to revision, changes in other assets and liabilities for Hawaiian Electric, Hawaii Electric Light, Maui Electric, Consolidating adjustments and Hawaiian Electric Consolidated were $(31,754), $(3,886), $(3,024), $(2,965) and $(41,629), respectively.
(4) Prior to revision, capital expenditures for Hawaiian Electric, Hawaii Electric Light, Maui Electric and Hawaiian Electric Consolidated, were $(163,333), $(33,212), $(32,560) and $(229,105), respectively.
(5) Prior to revision, cash flows from investing activities-other for Hawaiian Electric, Hawaii Electric Light, Maui Electric and Hawaiian Electric Consolidated, were nil.

5 · Bank segment

Selected financial information
American Savings Bank, F.S.B.
Statements of Income Data

	Three months ended September 30		Nine months ended September 30
(in thousands)	2015	2014	2015	2014
Interest and dividend income
Interest and fees on loans	$46,413	$45,532	$137,646	$133,065
Interest and dividends on investment securities	4,213	2,773	10,570	8,758
Total interest and dividend income	50,626	48,305	148,216	141,823
Interest expense
Interest on deposit liabilities	1,355	1,312	3,881	3,774
Interest on other borrowings	1,515	1,438	4,468	4,263
Total interest expense	2,870	2,750	8,349	8,037
Net interest income	47,756	45,555	139,867	133,786
Provision for loan losses	2,997	1,550	5,436	3,566
Net interest income after provision for loan losses	44,759	44,005	134,431	130,220
Noninterest income
Fees from other financial services	5,639	5,642	16,544	15,987
Fee income on deposit liabilities	5,883	5,109	16,622	14,175
Fee income on other financial products	2,096	1,971	6,088	6,325
Bank-owned life insurance	1,021	1,000	3,062	2,945
Mortgage banking income	1,437	875	5,327	1,749
Gains on sale of investment securities	—	—	—	2,847
Other income, net	2,389	634	3,363	1,920
Total noninterest income	18,465	15,231	51,006	45,948
Noninterest expense
Compensation and employee benefits	22,728	19,892	66,813	60,050
Occupancy	4,128	4,517	12,250	12,959
Data processing	3,032	2,684	9,101	8,715
Services	2,556	2,580	7,730	7,708
Equipment	1,608	1,672	4,999	4,926
Office supplies, printing and postage	1,511	1,415	4,297	4,487
Marketing	934	948	2,619	2,690
FDIC insurance	809	840	2,393	2,441
Other expense	5,116	4,182	14,076	11,198
Total noninterest expense	42,422	38,730	124,278	115,174
Income before income taxes	20,802	20,506	61,159	60,994
Income taxes	7,351	7,253	21,382	21,806
Net income	$13,451	$13,253	$39,777	$39,188

American Savings Bank, F.S.B.
Statements of Comprehensive Income Data

	Three months ended September 30		Nine months ended September 30
(in thousands)	2015	2014	2015	2014
Net income	$13,451	$13,253	$39,777	$39,188
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of (taxes) benefits of $(2,543), $1,094, $(2,382) and $(2,249) for the respective periods	3,851	(1,657)	3,608	3,406
Less: reclassification adjustment for net realized gains included in net income, net of taxes of nil, nil, nil and $1,132 for the respective periods	—	—	—	(1,715)
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $249, $138, $763 and $424 for the respective periods	376	208	1,155	642
Other comprehensive income (loss), net of taxes	4,227	(1,449)	4,763	2,333
Comprehensive income	$17,678	$11,804	$44,540	$41,521

American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	September 30, 2015		December 31, 2014
Assets
Cash and due from banks		$103,934		$107,233
Interest-bearing deposits		73,041		54,230
Available-for-sale investment securities, at fair value		785,837		550,394
Stock in Federal Home Loan Bank, at cost		10,678		69,302
Loans receivable held for investment		4,535,404		4,434,651
Allowance for loan losses		(48,274)		(45,618)
Net loans		4,487,130		4,389,033
Loans held for sale, at lower of cost or fair value		5,598		8,424
Other		307,089		305,416
Goodwill		82,190		82,190
Total assets		$5,855,497		$5,566,222

Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$1,422,843		$1,342,794
Deposit liabilities—interest-bearing		3,403,111		3,280,621
Other borrowings		368,593		290,656
Other		103,553		118,363
Total liabilities		5,298,100		5,032,434
Commitments and contingencies
Common stock		1		1
Additional paid in capital		339,980		338,411
Retained earnings		229,211		211,934
Accumulated other comprehensive loss, net of tax benefits
Net unrealized gains on securities	$4,070		$462
Retirement benefit plans	(15,865)	(11,795)	(17,020)	(16,558)
Total shareholder’s equity		557,397		533,788
Total liabilities and shareholder’s equity		$5,855,497		$5,566,222

Other assets
Bank-owned life insurance		$136,969		$134,115
Premises and equipment, net		87,432		92,407
Prepaid expenses		3,879		3,196
Accrued interest receivable		14,577		13,632
Mortgage-servicing rights		12,258		11,540
Low-income housing equity investments		34,323		33,438
Real estate acquired in settlement of loans, net		247		891
Other		17,404		16,197
		$307,089		$305,416
Other liabilities
Accrued expenses		$28,952		$37,880
Federal and state income taxes payable		21,565		28,642
Cashier’s checks		25,852		20,509
Advance payments by borrowers		5,389		9,652
Other		21,795		21,680
		$103,553		$118,363

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.

Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of $269 million and $100 million, respectively, as of September 30, 2015 and $191 million and $100 million, respectively, as of December 31, 2014.
Available-for-sale investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value		Gross unrealized losses
					Less than 12 months			12 months or longer
(dollar in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
September 30, 2015
Available-for-sale
U.S. Treasury and federal agency obligations	$209,025	$2,435	$(342)	$211,118	4	$24,676	$(46)	3	$18,218	$(296)
Mortgage-related securities- FNMA, FHLMC and GNMA	570,055	6,884	(2,220)	574,719	8	57,263	(278)	25	132,874	(1,942)
	$779,080	$9,319	$(2,562)	$785,837	12	$81,939	$(324)	28	$151,092	$(2,238)
December 31, 2014
Available-for-sale
U.S. Treasury and federal agency obligations	$119,507	$1,092	$(1,039)	$119,560	6	$41,970	$(361)	5	$29,168	$(678)
Mortgage-related securities- FNMA, FHLMC and GNMA	430,120	5,653	(4,939)	430,834	6	47,029	(164)	29	172,623	(4,775)
	$549,627	$6,745	$(5,978)	$550,394	12	$88,999	$(525)	34	$201,791	$(5,453)
The unrealized losses on ASB’s investments in mortgage-related securities and obligations issued by federal agencies were caused by interest rate movements. Because ASB does not intend to sell the securities and has determined it is more likely than not that it will not be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, ASB did not consider these investments to be other-than-temporarily impaired at September 30, 2015.
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

September 30, 2015	Amortized cost	Fair value
(in thousands)
Due in one year or less	$—	$—
Due after one year through five years	75,332	76,786
Due after five years through ten years	71,667	72,198
Due after ten years	62,026	62,134
	209,025	211,118
Mortgage-related securities-FNMA,FHLMC and GNMA	570,055	574,719
Total available-for-sale securities	$779,080	$785,837

Allowance for loan losses.  The allowance for loan losses (balances and changes) and financing receivables were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Unallocated	Total
Three months ended September 30, 2015
Allowance for loan losses:
Beginning balance	$4,291	$10,420	$6,613	$2,103	$2,575	$18	$17,469	$2,876	$—	$46,365
Charge-offs	(138)	—	(185)	—	—	—	(126)	(1,271)	—	(1,720)
Recoveries	45	—	33	34	—	—	279	241	—	632
Provision	285	987	446	(73)	944	(5)	(920)	1,333	—	2,997
Ending balance	$4,483	$11,407	$6,907	$2,064	$3,519	$13	$16,702	$3,179	$—	$48,274
Three months ended September 30, 2014
Allowance for loan losses:
Beginning balance	$5,667	$7,230	$7,081	$1,837	$3,390	$26	$15,144	$1,997	$—	$42,372
Charge-offs	(632)	—	(46)	(28)	—	—	(886)	(592)	—	(2,184)
Recoveries	160	—	299	90	—	—	952	222	—	1,723
Provision	670	3	(119)	(92)	1,724	3	(1,130)	491	—	1,550
Ending balance	$5,865	$7,233	$7,215	$1,807	$5,114	$29	$14,080	$2,118	$—	$43,461
Nine months ended September 30, 2015
Allowance for loan losses:
Beginning balance	$4,662	$8,954	$6,982	$1,875	$5,471	$28	$14,017	$3,629	$—	$45,618
Charge-offs	(352)	—	(205)	—	—	—	(928)	(3,196)	—	(4,681)
Recoveries	112	—	72	219	—	—	726	772	—	1,901
Provision	61	2,453	58	(30)	(1,952)	(15)	2,887	1,974	—	5,436
Ending balance	$4,483	$11,407	$6,907	$2,064	$3,519	$13	$16,702	$3,179	$—	$48,274
Ending balance: individually evaluated for impairment	$1,388	$—	$469	$919	$—	$—	$3,084	$7		$5,867
Ending balance: collectively evaluated for impairment	$3,095	$11,407	$6,438	$1,145	$3,519	$13	$13,618	$3,172	$—	$42,407
Financing Receivables:
Ending balance	$2,062,458	$618,113	$832,267	$17,369	$80,230	$14,318	$798,428	$118,450		$4,541,633
Ending balance: individually evaluated for impairment	$22,560	$—	$2,909	$5,710	$—	$—	$22,853	$14		$54,046
Ending balance: collectively evaluated for impairment	$2,039,898	$618,113	$829,358	$11,659	$80,230	$14,318	$775,575	$118,436		$4,487,587
Nine months ended September 30, 2014
Allowance for loan losses:
Beginning balance	$5,534	$5,059	$5,229	$1,817	$2,397	$19	$15,803	$2,367	$1,891	$40,116
Charge-offs	(992)	—	(182)	(81)	—	—	(1,256)	(1,614)	—	(4,125)
Recoveries	1,056	—	624	253	—	—	1,277	694	—	3,904
Provision	267	2,174	1,544	(182)	2,717	10	(1,744)	671	(1,891)	3,566
Ending balance	$5,865	$7,233	$7,215	$1,807	$5,114	$29	$14,080	$2,118	$—	$43,461
Ending balance: individually evaluated for impairment	$917	$4	$8	$1,171	$—	$—	$810	$5		$2,915
Ending balance: collectively evaluated for impairment	$4,948	$7,229	$7,207	$636	$5,114	$29	$13,270	$2,113	$—	$40,546
Financing Receivables:
Ending balance	$2,030,337	$502,356	$808,991	$16,935	$87,461	$18,699	$770,079	$107,531		$4,342,389
Ending balance: individually evaluated for impairment	$20,015	$754	$392	$8,872	$—	$—	$15,058	$16		$45,107
Ending balance: collectively evaluated for impairment	$2,010,322	$501,602	$808,599	$8,063	$87,461	$18,699	$755,021	$107,515		$4,297,282

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

Each loan is assigned an Asset Quality Rating (AQR) reflecting the likelihood of repayment or orderly liquidation of that loan transaction pursuant to regulatory credit classifications:  Pass, Special Mention, Substandard, Doubtful, and Loss. The AQR is a function of the PD Model rating, the loss given default, and possible non-model factors which impact the ultimate collectability of the loan such as character of the business owner/guarantor, interim period performance, litigation, tax liens, and major changes in business and economic conditions. Pass exposures generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral. Special Mention loans have potential weaknesses that, if left uncorrected, could jeopardize the liquidation of the debt.  Substandard loans have well-defined weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the Bank may sustain some loss. An asset classified Doubtful has the weaknesses of those classified Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
The credit risk profile by internally assigned grade for loans was as follows:

	September 30, 2015			December 31, 2014
(in thousands)	Commercial real estate	Commercial construction	Commercial	Commercial real estate	Commercial construction	Commercial
Grade:
Pass	$563,734	$70,950	$745,624	$493,105	$79,312	$743,334
Special mention	9,460	9,280	10,316	5,209	—	16,095
Substandard	44,919	—	40,662	33,603	17,126	31,665
Doubtful	—	—	1,826	—	—	663
Loss	—	—	—	—	—	—
Total	$618,113	$80,230	$798,428	$531,917	$96,438	$791,757

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
September 30, 2015
Real estate:
Residential 1-4 family	$6,354	$1,722	$11,852	$19,928	$2,042,530	$2,062,458	$—
Commercial real estate	—	—	—	—	618,113	618,113	—
Home equity line of credit	1,192	81	436	1,709	830,558	832,267	—
Residential land	120	—	415	535	16,834	17,369	—
Commercial construction	—	—	—	—	80,230	80,230	—
Residential construction	—	—	—	—	14,318	14,318	—
Commercial	546	312	1,005	1,863	796,565	798,428	—
Consumer	1,357	491	377	2,225	116,225	118,450	—
Total loans	$9,569	$2,606	$14,085	$26,260	$4,515,373	$4,541,633	$—
December 31, 2014
Real estate:
Residential 1-4 family	$6,124	$1,732	$12,632	$20,488	$2,023,717	$2,044,205	$—
Commercial real estate	—	—	—	—	531,917	531,917	—
Home equity line of credit	1,341	501	194	2,036	816,779	818,815	—
Residential land	—	—	—	—	16,240	16,240	—
Commercial construction	—	—	—	—	96,438	96,438	—
Residential construction	—	—	—	—	18,961	18,961	—
Commercial	699	145	569	1,413	790,344	791,757	—
Consumer	829	333	403	1,565	121,091	122,656	—
Total loans	$8,993	$2,711	$13,798	$25,502	$4,415,487	$4,440,989	$—

The credit risk profile based on nonaccrual loans, accruing loans 90 days or more past due and TDR loans was as follows:

(in thousands)	September 30, 2015	December 31, 2014
Real estate:
Residential 1-4 family	$19,987	$19,253
Commercial real estate	—	5,112
Home equity line of credit	1,982	1,087
Residential land	975	720
Commercial construction	—	—
Residential construction	—	—
Commercial	21,767	10,053
Consumer	645	661
Total nonaccrual loans	$45,356	$36,886
Real estate:
Residential 1-4 family	$—	$—
Commercial real estate	—	—
Home equity line of credit	—	—
Residential land	—	—
Commercial construction	—	—
Residential construction	—	—
Commercial	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	$—	$—
Real estate:
Residential 1-4 family	$14,182	$13,525
Commercial real estate	—	—
Home equity line of credit	2,297	480
Residential land	4,735	7,130
Commercial construction	—	—
Residential construction	—	—
Commercial	1,212	2,972
Consumer	—	—
Total troubled debt restructured loans not included above	$22,426	$24,107

The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

	September 30, 2015			Three months ended September 30, 2015		Nine months ended September 30, 2015
(in thousands)	Recorded investment	Unpaid principal balance	Related Allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$11,125	$12,476	$—	$11,159	$119	$11,301	$274
Commercial real estate	—	—	—	—	74	362	74
Home equity line of credit	507	744	—	498	1	444	3
Residential land	1,652	2,421	—	2,280	29	2,647	125
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	3,152	4,765	—	4,250	3	5,659	144
Consumer	—	—	—	—	—	—	—
	$16,436	$20,406	$—	$18,187	$226	$20,413	$620
With an allowance recorded
Real estate:
Residential 1-4 family	$11,435	$11,488	$1,388	$11,451	$174	$11,585	$430
Commercial real estate	—	—	—	—	—	1,985	—
Home equity line of credit	2,402	2,464	469	2,048	13	1,295	27
Residential land	4,058	4,136	919	3,971	74	4,435	241
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	19,701	21,976	3,084	18,487	106	10,942	192
Consumer	14	14	7	14	—	15	—
	$37,610	$40,078	$5,867	$35,971	$367	$30,257	$890
Total
Real estate:
Residential 1-4 family	$22,560	$23,964	$1,388	$22,610	$293	$22,886	$704
Commercial real estate	—	—	—	—	74	2,347	74
Home equity line of credit	2,909	3,208	469	2,546	14	1,739	30
Residential land	5,710	6,557	919	6,251	103	7,082	366
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	22,853	26,741	3,084	22,737	109	16,601	336
Consumer	14	14	7	14	—	15	—
	$54,046	$60,484	$5,867	$54,158	$593	$50,670	$1,510

	December 31, 2014			Year ended December 31, 2014
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$11,654	$12,987	$—	$9,056	$227
Commercial real estate	571	626	—	194	—
Home equity line of credit	363	606	—	402	5
Residential land	2,344	3,200	—	2,728	172
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	8,235	11,471	—	5,204	38
Consumer	—	—	—	8	—
	$23,167	$28,890	$—	$17,592	$442
With an allowance recorded
Real estate:
Residential 1-4 family	$11,327	$11,347	$951	$8,822	$419
Commercial real estate	4,541	4,541	1,845	3,415	478
Home equity line of credit	416	420	46	132	6
Residential land	5,506	5,584	1,057	6,415	484
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	4,873	5,211	760	12,089	438
Consumer	16	16	6	9	—
	$26,679	$27,119	$4,665	$30,882	$1,825
Total
Real estate:
Residential 1-4 family	$22,981	$24,334	$951	$17,878	$646
Commercial real estate	5,112	5,167	1,845	3,609	478
Home equity line of credit	779	1,026	46	534	11
Residential land	7,850	8,784	1,057	9,143	656
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	13,108	16,682	760	17,293	476
Consumer	16	16	6	17	—
	$49,846	$56,009	$4,665	$48,474	$2,267

*	Since loan was classified as impaired.

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
ASB may consider various types of concessions in granting a TDR, including maturity date extensions, extended amortization of principal, temporary deferral of principal payments and temporary interest rate reductions. ASB rarely grants principal forgiveness in its TDR modifications. Residential loan modifications generally involve interest rate reduction, extending the amortization period, or capitalizing certain delinquent amounts owed not to exceed the original loan balance. Land loans at origination are typically structured as a three-year term, interest-only monthly payment with a balloon payment due at maturity. Land loan TDR modifications typically involve extending the maturity date up to five years and converting the payments from interest-only to principal and interest monthly, at the same or higher interest rate. Commercial loan modifications generally involve extensions of maturity dates, extending the amortization period and temporary deferral of principal payments. ASB generally does not reduce the interest rate on commercial loan TDR modifications. Occasionally, additional collateral and/or guaranties are obtained.
All TDR loans are classified as impaired and are segregated and reviewed separately when assessing the adequacy of the allowance for loan losses based on the appropriate method of measuring impairment:  (1) present value of expected future cash flows discounted at the loan’s effective original contractual rate, (2) fair value of collateral less cost to sell or (3) observable market price. The financial impact of the calculated impairment amount is an increase to the allowance associated with the modified loan. When available information confirms that specific loans or portions thereof are uncollectible (confirmed losses), these amounts are charged off against the allowance for loan losses.
Loan modifications that occurred and the impact on the allowance for loan losses were as follows:

	Three months ended September 30, 2015				Nine months ended September 30, 2015
	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance
(dollars in thousands)		Pre-modification	Post-modification	(as of period end)		Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	3	$860	$866	$1	10	$2,055	$2,079	$48
Commercial real estate	—	—	—	—	—	—	—	—
Home equity line of credit	10	943	943	140	32	2,062	2,062	300
Residential land	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Commercial	2	1,208	1,208	16	6	1,461	1,461	94
Consumer	—	—	—	—	—	—	—	—
	15	$3,011	$3,017	$157	48	$5,578	$5,602	$442

	Three months ended September 30, 2014				Nine months ended September 30, 2014
	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance
(dollars in thousands)		Pre-modification	Post-modification	(as of period end)		Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	6	$1,800	$1,825	$43	18	$4,915	$4,972	$294
Commercial real estate	—	—	—	—	—	—	—	—
Home equity line of credit	1	91	91	—	1	91	91	—
Residential land	2	256	256	—	18	4,304	4,304	400
Commercial construction	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Commercial	2	2,600	2,600	—	7	3,827	3,827	14
Consumer	—	—	—	—	—	—	—	—
	11	$4,747	$4,772	$43	44	$13,137	$13,194	$708

[1]	The reported balances include loans that became TDR during the period, and were fully paid-off, charged-off, or sold prior to period end.

Loans modified in TDRs that experienced a payment default of 90 days or more in for the indicated periods, and for which the payment of default occurred within one year of the modification, were as follows:

	Three months ended September 30, 2015		Nine months ended September 30, 2015
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate loans:
Residential 1-4 family	—	$—	—	$—
Commercial real estate	—	—	—	—
Home equity line of credit	1	7	1	7
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial loans	—	—	—	—
Consumer loans	—	—	—	—
	1	$7	1	$7

	Three months ended September 30, 2014		Nine months ended September 30, 2014
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate loans:
Residential 1-4 family	—	$—	1	$390
Commercial real estate	—	—	—	—
Home equity line of credit	—	—	—	—
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial loans	—	—	—	—
Consumer loans	—	—	—	—
	—	$—	1	$390
If loans modified in a TDR subsequently default, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been impaired or modified in TDRs totaled $0.1 million at September 30, 2015.
Mortgage servicing rights. In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these sales, but may retain the servicing rights of the loans sold.
Mortgage servicing fees, a component of other income, net, were $0.9 million for the three months ended September 30, 2015 and 2014 and $2.7 million and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively.
The carrying values of mortgage servicing assets were as follows:

(in thousands)	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
September 30, 2015	$29,818	$(17,560)	$—	$12,258
September 30, 2014	26,685	(15,003)	(158)	11,524

Changes related to mortgage servicing rights were as follows:

(in thousands)	2015	2014
Mortgage servicing rights
Balance, January 1	$11,749	$11,938
Amount capitalized	2,636	1,098
Amortization	(2,123)	(1,297)
Other-than-temporary impairment	(4)	(57)
Carrying amount before valuation allowance, September 30	12,258	11,682
Valuation allowance for mortgage servicing rights
Balance, January 1	209	251
Provision (recovery)	(205)	(36)
Other-than-temporary impairment	(4)	(57)
Balance, September 30	—	158
Net carrying value of mortgage servicing rights	$12,258	$11,524
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

Key assumptions used in estimating the fair value of the bank’s mortgage servicing rights were as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014
Unpaid principal balance	$1,503,369	$1,391,030
Weighted average note rate	4.01%	4.07%
Weighted average discount rate	9.5%	9.6%
Weighted average prepayment speed	9.9%	9.5%

The sensitivity analysis of fair value of MSR to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions is as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014
Prepayment rate:
25 basis points adverse rate change	$(832)	$(757)
50 basis points adverse rate change	(1,643)	(1,524)
Discount rate:
25 basis points adverse rate change	(148)	(140)
50 basis points adverse rate change	(293)	(278)

The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.

In October 2015, ASB entered into an agreement to sell certain MSRs for approximately 1,500 underlying fully amortizing, conventional residential mortgage loans with an unpaid principal balance of $419 million, subject to FNMA approval.
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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheet	Net amount of liabilities presented in the Balance Sheet
Repurchase agreements
September 30, 2015	$269	$—	$269
December 31, 2014	191	—	191

	Gross amount not offset in the Balance Sheet
(in millions)	Net amount of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral pledged	Net amount
September 30, 2015
Financial institution	$50	$50	$—	$—
Government entities	66	66	—	—
Commercial account holders	153	153	—	—
Total	$269	$269	$—	$—

December 31, 2014
Financial institution	$50	$50	$—	$—
Government entities	56	56	—	—
Commercial account holders	85	85	—	—
Total	$191	$191	$—	$—
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	September 30, 2015		December 31, 2014
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$27,587	$585	$29,330	$390
Forward commitments	24,706	(124)	32,833	(106)

ASB’s derivative financial instruments, their fair values, and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	September 30, 2015		December 31, 2014
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$585	$—	$393	$3
Forward commitments	1	125	5	111
	$586	$125	$398	$114
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in the statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statement of Income	Three months ended September 30		Nine months ended September 30
(in thousands)		2015	2014	2015	2014
Interest rate lock commitments	Mortgage banking income	$139	$215	$195	$(249)
Forward commitments	Mortgage banking income	(117)	(25)	(18)	(164)
		$22	$190	$177	$(413)
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $9.2 million and $14.8 million at September 30, 2015 and December 31, 2014, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. Cash contributions and payments made on commitments to LIHTC investment partnerships are classified as operating activities in the Company’s consolidated statements of cash flows. As of September 30, 2015, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.
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
6 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first nine months of 2015, the Company contributed $66 million ($65 million by the Utilities) to its pension and other postretirement benefit plans, compared to $45 million ($44 million by the Utilities) in the first nine months of 2014. The Company’s current estimate of contributions to its pension and other postretirement benefit plans in 2015 is $88 million ($86 million by the Utilities, $2 million by HEI and nil by ASB), compared to $60 million ($59 million by the Utilities, $1 million by HEI and nil by ASB) in 2014. In addition, the Company expects to pay directly $2 million ($1 million by the Utilities) of benefits in 2015, compared to $2 million ($1 million by the Utilities) paid in 2014.
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
The Pension Protection Act provides that if a pension plan’s funded status falls below certain levels, more conservative assumptions must be used to value obligations under the pension plan. The HEI Retirement Plan met the threshold requirements in each of 2013, 2014 and 2015 so that the more conservative assumptions did not apply for either 2014 or 2015 and will not apply for 2016. Other factors could cause changes to the required contribution levels.
The components of net periodic benefit cost for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended September 30				Nine months ended September 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2015	2014	2015	2014	2015	2014	2015	2014
HEI consolidated
Service cost	$16,577	$12,306	$982	$870	$49,683	$36,958	$2,945	$2,619
Interest cost	19,229	18,044	2,254	2,137	57,731	54,158	6,757	6,414
Expected return on plan assets	(22,126)	(20,337)	(2,912)	(2,724)	(66,426)	(61,018)	(8,753)	(8,180)
Amortization of net prior service loss (gain)	1	22	(448)	(448)	3	66	(1,345)	(1,345)
Amortization of net actuarial loss (gain)	9,191	5,064	450	(2)	27,608	15,240	1,346	(8)
Net periodic benefit cost (credit)	22,872	15,099	326	(167)	68,599	45,404	950	(500)
Impact of PUC D&Os	(10,017)	(3,331)	(60)	494	(29,994)	(9,993)	(180)	1,482
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$12,855	$11,768	$266	$327	$38,605	$35,411	$770	$982
Hawaiian Electric consolidated
Service cost	$16,066	$11,900	$967	$848	$48,197	$35,698	$2,902	$2,544
Interest cost	17,632	16,495	2,175	2,058	52,897	49,484	6,525	6,175
Expected return on plan assets	(20,635)	(18,167)	(2,873)	(2,684)	(61,906)	(54,496)	(8,621)	(8,054)
Amortization of net prior service loss (gain)	10	15	(450)	(451)	30	46	(1,352)	(1,353)
Amortization of net actuarial loss	8,342	4,616	438	—	25,028	13,845	1,315	—
Net periodic benefit cost (credit)	21,415	14,859	257	(229)	64,246	44,577	769	(688)
Impact of PUC D&Os	(10,017)	(3,331)	(60)	494	(29,994)	(9,993)	(180)	1,482
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$11,398	$11,528	$197	$265	$34,252	$34,584	$589	$794
HEI consolidated recorded retirement benefits expense of $27 million ($22 million by the Utilities) and $24 million ($23 million by the Utilities) in the first nine months of 2015 and 2014, respectively, and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first nine months of 2015 and 2014, the Company’s expense for its defined contribution pension plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan was $4.0 million and $3.4 million, respectively, and cash contributions were $4.3 million and $4.2 million, respectively. For the first nine months of 2015 and 2014, the Utilities’ expense for its defined contribution pension plan under the HEIRSP was $1.1 million and $0.7 million, respectively, and cash contributions were $1.1 million and $0.7 million, respectively.

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
As of September 30, 2015, approximately 3.5 million shares remained available for future issuance under the terms of the EIP (assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards), including an estimated 0.7 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of September 30, 2015, there were 141,044 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2015	2014	2015	2014
HEI consolidated
Share-based compensation expense [1]	$1.0	$2.0	$4.8	$7.2
Income tax benefit	0.3	0.7	1.7	2.6
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.1	0.6	1.3	2.2
Income tax benefit	—	0.2	0.5	0.9

[1]
$0.03 million and $0.04 million of this share-based compensation expense was capitalized in the third quarter of 2015 and 2014, respectively. $0.12 million and $0.12 million of this share-based compensation expense was capitalized in the nine months ended September 30, 2015 and 2014, respectively.

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
Stock appreciation rights.  As of December 31, 2014, the shares underlying SARs outstanding totaled 80,000, with a weighted-average exercise price of $26.18. As of September 30, 2015, there were no remaining SARs outstanding.
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

Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended September 30				Nine months ended September 30
	2015		2014		2015		2014
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	252,302	$28.35	264,326	$25.74	261,235	$25.77	288,151	$25.17
Granted	690	30.91	2,750	24.48	85,772	33.69	117,786	25.17
Vested	(19,840)	25.35	(3,500)	23.50	(99,891)	25.69	(142,361)	24.07
Forfeited	(14,316)	25.82	—	—	(28,280)	26.66	—	—
Outstanding, end of period	218,836	$28.79	263,576	$25.76	218,836	$28.79	263,576	$25.76
Total weighted-average grant-date fair value of shares granted ($ millions)	$—		$0.1		$2.9		$3.0

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
As of September 30, 2015, there was $4.7 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.6 years.
For the first nine months of 2015 and 2014, total restricted stock units that vested and related dividends had a fair value of $3.7 million and $4.1 million, respectively, and the related tax benefits were $1.1 million and $1.3 million, respectively.
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
LTIP linked to TRS.  Information about HEI’s LTIP grants linked to TRS was as follows:

	Three months ended September 30				Nine months ended September 30
	2015		2014		2015		2014
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	163,423	$27.63	257,956	$28.45	257,956	$28.45	232,127	$32.88
Granted (target level)	—	—	—	—	—	—	97,524	22.95
Vested (issued or unissued and cancelled)	—	—	—	—	(75,915)	30.71	(70,189)	35.46
Forfeited	—	—	—	—	(18,618)	26.41	(1,506)	28.32
Outstanding, end of period	163,423	$27.63	257,956	$28.45	163,423	$27.63	257,956	$28.45
Total weighted-average grant-date fair value of shares granted ($ millions)	$—		$—		$—		$2.2

(1)	Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
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
 For the nine months ended September 30, 2015 and 2014, there were no vested LTIP awards linked to TRS. For the nine months ended September 30, 2015, all of the shares vested (which were granted at target level based on the satisfaction of TRS performance) for the 2012-2014 LTIP lapsed.
As of September 30, 2015, there was $0.9 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TRS. The cost is expected to be recognized over a weighted-average period of 0.8 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended September 30				Nine months ended September 30
	2015		2014		2015		2014
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	220,158	$26.00	359,782	$26.01	364,731	$26.01	296,843	$26.14
Granted (target level)	—	—	—	—	—	—	129,603	25.18
Vested (issued)	—	—	—	—	(121,249)	26.05	(65,089)	24.95
Cancelled	(14,050)	26.89	—	—	(14,050)	26.89	—	—
Forfeited	—	—	—	—	(23,324)	25.85	(1,575)	26.07
Outstanding, end of period	206,108	$25.94	359,782	$26.01	206,108	$25.94	359,782	$26.01
Total weighted-average grant-date fair value of shares granted (at target performance levels) ($ millions)	$—		$—		$—		$3.3

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the nine months ended September 30, 2015 and 2014, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $4.7 million and $1.9 million and the related tax benefits were $1.8 million and $0.8 million, respectively.
As of September 30, 2015, there was $1.4 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TRS. The cost is expected to be recognized over a weighted-average period of 0.8 years.
8 · Earnings per share and shareholders’ equity
Earnings per share.  Under the two-class method of computing earnings per share (EPS), EPS was comprised as follows for both participating securities (i.e., restricted shares that became fully vested in the fourth quarter of 2014) and unrestricted common stock:

	Three months ended September 30, 2014		Nine months ended September 30, 2014
	Basic	Diluted	Basic	Diluted
Distributed earnings	$0.31	$0.31	$0.93	$0.93
Undistributed earnings	0.16	0.15	0.40	0.39
	$0.47	$0.46	$1.33	$1.32
As of September 30, 2015, there were no remaining share awards that could have been potentially antidilutive. As of September 30, 2014, there were no shares that were antidilutive.

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
Accumulated other comprehensive income.  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized losses on derivatives	Retirement benefit plans	AOCI	AOCI -retirement benefit plans
Balance, December 31, 2014	$462	$(289)	$(27,551)	$(27,378)	$45
Current period other comprehensive income (loss)	3,608	177	1,576	5,361	11
Balance, September 30, 2015	$4,070	$(112)	$(25,975)	$(22,017)	$56

Balance, December 31, 2013	$(3,663)	$(525)	$(12,562)	$(16,750)	$608
Current period other comprehensive income	1,691	177	888	2,756	32
Balance, September 30, 2014	$(1,972)	$(348)	$(11,674)	$(13,994)	$640

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI
	Three months ended September 30		Nine months ended September 30
(in thousands)	2015	2014	2015	2014	Affected line item in the Statement of Income
HEI consolidated
Net realized gains on securities	$—	$—	$—	$(1,715)	Revenues-bank (net gains on sales of securities)
Derivatives qualified as cash flow hedges
Interest rate contracts (settled in 2011)	59	59	177	177	Interest expense
Retirement benefit plan items
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	5,611	2,829	16,850	8,515	See Note 6 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(5,091)	(2,542)	(15,274)	(7,627)	See Note 6 for additional details
Total reclassifications	$579	$346	$1,753	$(650)
Hawaiian Electric consolidated
Retirement benefit plan items
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$5,095	$2,552	$15,285	$7,659	See Note 6 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(5,091)	(2,542)	(15,274)	(7,627)	See Note 6 for additional details
Total reclassifications	$4	$10	$11	$32
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

		Estimated fair value
	Carrying amount	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2015
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment securities	785,837	—	785,837	—	785,837
Stock in Federal Home Loan Bank	10,678	—	10,678	—	10,678
Loans receivable, net	4,492,728	—	—	4,700,042	4,700,042
Derivative assets	586	—	586	—	586
Financial liabilities
Deposit liabilities	4,825,954	—	4,828,402	—	4,828,402
Short-term borrowings—other than bank	171,992	—	171,992	—	171,992
The Utilities’ short-term borrowings (included in amount above)	94,995	—	94,995	—	94,995
Other bank borrowings	368,593	—	375,428	—	375,428
Long-term debt, net—other than bank	1,506,546	—	1,595,161	—	1,595,161
The Utilities’ long-term debt, net (included in amount above)	1,206,546	—	1,288,112	—	1,288,112
Derivative liabilities	125	112	13	—	125
December 31, 2014
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment securities	550,394	—	550,394	—	550,394
Stock in Federal Home Loan Bank	69,302	—	69,302	—	69,302
Loans receivable, net	4,397,457	—	—	4,578,822	4,578,822
Derivative assets	398	—	398	—	398
Financial liabilities
Deposit liabilities	4,623,415	—	4,623,773	—	4,623,773
Short-term borrowings—other than bank	118,972	—	118,972	—	118,972
Other bank borrowings	290,656	—	298,837	—	298,837
Long-term debt, net—other than bank	1,506,546	—	1,622,736	—	1,622,736
The Utilities’ long-term debt, net (included in amount above)	1,206,546	—	1,313,893	—	1,313,893
Derivative liabilities	114	71	43	—	114
As of September 30, 2015 and December 31, 2014, loans serviced by ASB for others had notional amounts of $1.6 billion and $1.4 billion, and the estimated fair value of the mortgage servicing rights for such loans was $16.0 million and $14.5 million, respectively.

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2015			December 31, 2014
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds (“other” segment)	$—	$10	$—	$—	$10	$—
Available-for-sale investment securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$574,719	$—	$—	$430,834	$—
U.S. Treasury and federal agency obligations	—	211,118	—	—	119,560	—
	$—	$785,837	$—	$—	$550,394	$—
Derivative assets [1]
Interest rate lock commitments	$—	$585	$—	$—	$393	$—
Forward commitments	—	1	—	—	5	—
	$—	$586	$—	$—	$398	$—
Derivative liabilities [1]
Interest rate lock commitments	$—	$—	$—	$—	$3	$—
Forward commitments	112	13	—	71	40	—
	$112	$13	$—	$71	$43	$—
1  Derivatives are carried at fair value with changes in value reflected in the balance sheet in other assets or other liabilities and included in mortgage banking income.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the quarter ended September 30, 2015.
 Fair value measurements on a nonrecurring basis.  Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. Assets measured at fair value on a nonrecurring basis were as follows:

		Fair value measurements
(in thousands)	Balance	Level 1	Level 2	Level 3
September 30, 2015
Loans	$951	$—	$—	$951
Real estate acquired in settlement of loans	70	—	—	70
December 31, 2014
Loans	2,445	—	—	2,445
Real estate acquired in settlement of loans	288	—	—	288
 At September 30, 2015 and 2014, there were no adjustments to fair value for ASB’s loans held for sale.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value [1]
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
September 30, 2015
Residential loans	$823	Fair value of property or collateral	Appraised value less 7% selling costs	31-91%	70%
Home equity lines of credit	128	Fair value of property or collateral	Appraised value less 7% selling costs		52%
Total loans	$951
Real estate acquired in settlement of loans	$70	Fair value of property or collateral	Appraised value less 7% selling costs	100%	100%

December 31, 2014
Residential loans	$2,297	Fair value of property or collateral	Appraised value less 7% selling costs	39-99%	83%
Home equity lines of credit	3	Fair value of property or collateral	Appraised value less 7% selling costs		7%
Commercial loans	145	Fair value of property or collateral	Fair value of business assets		91%
Total loans	$2,445
Real estate acquired in settlement of loans	$288	Fair value of property or collateral	Appraised value less 7% selling cost	100%	100%
 1 Represent percent of outstanding principal balance.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

10 · Cash flows

Nine months ended September 30	2015	2014
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates	$61	$64
Income taxes paid	62	31
Income taxes refunded	55	24
Hawaiian Electric consolidated
Interest paid to non-affiliates	43	44
Income taxes paid	13	6
Income taxes refunded	12	8
Supplemental disclosures of noncash activities
HEI consolidated
Real estate acquired in settlement of loans (investing)	—	2
Real estate transferred from property, plant and equipment to other assets held-for-sale (investing)	5	—
Obligations to fund low income housing investments (operating)	1	6
HEI consolidated and Hawaiian Electric consolidated
Additions to electric utility property, plant and equipment - unpaid invoices and accruals (investing), as revised for the nine months ended September 30, 2014 (1)	1	15
(1) As revised for the nine months ended September 30, 2014 - See Note 1, “Basis of presentation - Revision of previously issued financial statements.”

11 · Recent accounting pronouncements
Investments in Qualified Affordable Housing Projects. In January 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects,” which permits entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met and investment amortization, net of tax credits, may be recognized in the income statement as a component of income taxes attributable to continuing operations. The amendments also require additional disclosures.
The Company retrospectively adopted ASU No. 2014-01 in the first quarter of 2015. For prior periods, pursuant to ASU No. 2014-01, (a) amortization expense related to ASB’s qualifying investments in low income housing tax credits was reclassified from noninterest expense to income taxes; and (b) additional amortization, net of associated tax benefits was recognized in income taxes as a result of the adoption. The cumulative effect to retained earnings as of January 1, 2014 of adopting this guidance was a reduction of $0.7 million. Amounts in the financial statements as of December 31, 2014 and 2013 and for the three and nine months ended September 30, 2014, have been updated to reflect the retrospective application.
For the quarter ended September 30, 2015, ASB recognized $1.3 million of amortization, $1.3 million of tax credits and $0.6 million of other tax benefits associated with the low income housing tax credits within income taxes. For the nine months ended September 30, 2015, ASB recognized $3.8 million of amortization, $3.9 million of tax credits and $1.6 million of other tax benefits associated with the low income housing tax credits within income taxes.

The table below summarizes the impact to prior period financial statements of the adoption of ASU No. 2014-01:

	HEI Consolidated				ASB
(in thousands)	As previously filed	Adjustment from adoption of ASU No. 2014-01	Revision adjustment (see Note 1)	As currently reported	As previously filed	Adjustment from adoption of ASU No. 2014-01	As currently reported

HEI Consolidated Income Statement/ASB Statement of Income Data
Three months ended September 30, 2014
Bank expenses/Noninterest expense	$43,964	$(934)		$43,030	$39,664	$(934)	$38,730
Bank operating income/Income before income taxes	19,572	934		20,506	19,572	934	20,506
Income taxes	26,323	941		27,264	6,312	941	7,253
Net income for common stock/Net income	47,815	(7)		47,808	13,260	(7)	13,253
Nine months ended September 30, 2014
Bank expenses/Noninterest expense	129,528	(2,750)		126,778	117,924	(2,750)	115,174
Bank operating income/Income before income taxes	58,243	2,750		60,993	58,244	2,750	60,994
Income taxes	73,265	3,037		76,302	18,769	3,037	21,806
Net income for common stock/Net income	135,163	(287)		134,876	39,475	(287)	39,188
HEI Consolidated Balance Sheet/ASB Balance Sheet Data
December 31, 2014
Other assets	541,542	981		$542,523	$304,435	$981	$305,416
Total assets and Total liabilities and shareholders’ equity	11,184,161	981		$11,185,142	$5,565,241	$981	$5,566,222
Deferred income taxes/Other liabilities	631,734	1,836		$633,570	$116,527	$1,836	$118,363
Total liabilities	9,358,440	1,836		$9,360,276	$5,030,598	$1,836	$5,032,434
Retained earnings	297,509	(855)		$296,654	$212,789	$(855)	$211,934
Total shareholders’ equity	1,791,428	(855)		$1,790,573	$534,643	$(855)	$533,788
HEI Consolidated Statement of Changes in Stockholders’ Equity
December 31, 2013
Retained earnings	255,694	(664)		$255,030
Total shareholders’ equity	1,727,070	(664)		$1,726,406
HEI Consolidated Statement of Cash Flows
Nine months ended September 30, 2014
Net income	136,580	(287)		136,293
Increase in deferred income taxes	48,900	370	$1,026	50,296
Change in other assets and liabilities	(47,677)	(83)	(8,566)	(56,326)
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
HEI. On April 2, 2014, HEI and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (HEI Facility). The HEI Facility increased HEI’s line of credit to $150 million from $125 million, extended the term of the facility to April 2, 2019, and provided improved pricing compared to HEI’s prior facility. Under the HEI Facility, draws would generally bear interest, based on HEI’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 137.5 basis points and annual fees on undrawn commitments of 20 basis points. The HEI Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the HEI Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. In addition, the HEI Consolidated Net Worth covenant, as defined in the original facility, was removed from the HEI Facility, leaving only one financial covenant (relating to HEI’s ratio of funded debt to total capitalization, each on a non-consolidated basis). Under the credit agreement, it is an event of default if HEI fails to maintain an unconsolidated “Capitalization Ratio” (funded debt) of 50% or less (actual ratio of 16% as of September 30, 2015, as calculated under the agreement) or if HEI no longer owns Hawaiian Electric. HEI currently intends to terminate  the HEI Facility if, and when, the proposed Merger closes. The HEI Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with covenants (such as covenants preventing HEI’s subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HEI).
The facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay HEI’s short-term and long-term indebtedness, to make investments in or loans to subsidiaries and for HEI’s working capital and general corporate purposes.
Hawaiian Electric. On April 2, 2014, Hawaiian Electric and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (Hawaiian Electric Facility). The Hawaiian Electric

Facility increased Hawaiian Electric’s line of credit to $200 million from $175 million. In January 2015, the PUC approved Hawaiian Electric’s request to extend the term of the credit facility to April 2, 2019. The Hawaiian Electric Facility provided improved pricing compared to its prior facility. Under the Hawaiian Electric Facility, draws would generally bear interest, based on Hawaiian Electric’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 125 basis points and annual fees on undrawn commitments of 17.5 basis points. The Hawaiian Electric Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the Hawaiian Electric Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. The Hawaiian Electric Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with several covenants (such as covenants preventing its subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, Hawaiian Electric, and restricting its ability as well as the ability of any of its subsidiaries to guarantee additional indebtedness of the subsidiaries if such additional debt would cause the subsidiary’s “Consolidated Subsidiary Funded Debt to Capitalization Ratio” to exceed 65% (ratio of 41% for Hawaii Electric Light and 41% for Maui Electric as of September 30, 2015, as calculated under the agreement)). In addition to customary defaults, Hawaiian Electric’s failure to maintain its financial ratios, as defined in its credit agreement, or meet other requirements may result in an event of default. For example, under the credit agreement, it is an event of default if Hawaiian Electric fails to maintain a “Consolidated Capitalization Ratio” (equity) of at least 35% (ratio of 56% as of September 30, 2015, as calculated under the credit agreement), or if Hawaiian Electric is no longer owned by HEI. Under the proposed Merger Agreement, Hawaiian Electric will become a wholly-owned subsidiary of NEE. The terms of the Hawaiian Electric Facility are such that the proposed Merger would constitute a “Change in Control.” Hawaiian Electric has requested, and the financial institutions providing the Hawaiian Electric Facility have consented and agreed, that the proposed Merger shall not constitute a “Change in Control,” as defined in the credit agreement, provided that (i) the Merger is consummated and (ii) Hawaiian Electric becomes and remains a wholly-owned subsidiary of NEE.
The credit facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay Hawaiian Electric’s short-term indebtedness, to make loans to subsidiaries and for Hawaiian Electric’s capital expenditures, working capital and general corporate purposes.
Subsequent events - changes in long-term debt.
HEI.  On May 2, 2014, HEI entered into a loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., Royal Bank of Canada and U.S. Bank, National Association (Loan Agreement), which agreement includes substantially the same financial covenant and customary conditions as the HEI credit agreement described above. On May 2, 2014, HEI drew a $125 million Eurodollar term loan for a term of two years and at a resetting interest rate ranging from 1.09% to 1.18% through September 30, 2015. The proceeds from the term loan were used to pay off $100 million of 6.51% medium term notes at maturity on May 5, 2014, pay down maturing commercial paper and for general corporate purposes.
On October 8, 2015, (a) the Royal Bank of Canada assigned its loans under the Loan Agreement to The Bank of Tokyo-Mitsubishi UFJ, Ltd. and U.S. Bank, National Association and (b) HEI, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and U.S. Bank, National Association entered into Amendment No. 1 to the Loan Agreement. Amendment No. 1, among other things, improved pricing on Eurodollar Borrowings under the Loan Agreement by 15 basis points and extended the maturity date of the Loan Agreement to October 6, 2017. It is currently contemplated that borrowings under the Loan Agreement will be repaid concurrently with the closing of the NEE Merger.
Hawaiian Electric.  On October 15, 2015, Hawaiian Electric, Maui Electric and Hawaii Electric Light issued, through a private placement pursuant to the separate note purchase agreements (the Note Purchase Agreements), $50 million, $5 million and $25 million, respectively, of Series 2015A taxable unsecured 5.23% senior notes due October 1, 2045 (collectively, the Notes). Hawaiian Electric is also a party as guarantor under the Note Purchase Agreements entered into by Maui Electric and Hawaii Electric Light.
All the proceeds of the Notes were used by the Utilities to finance their capital expenditures and for the reimbursement of funds used for the payment of capital expenditures.
The Note Purchase Agreements contain customary representations and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result in some or all of the Notes then outstanding becoming immediately due and payable). The Note Purchase Agreements also include provisions regarding the maintenance of financial ratios that are generally consistent with those in the Hawaiian Electric credit agreement described above.
The Notes may be prepaid in whole or in part at any time at the prepayment price of the principal amount plus a “Make-Whole Amount.” Each of the Note Purchase Agreements also (a) requires the Utilities to offer to prepay the Notes (without a

Make-Whole Amount) in the event that there is a “change in control” as defined, and (b) permits the Utilities to offer to prepay Notes (without a Make-Whole Amount) in the event of certain sales of assets. Under the Note Purchase Agreements, the proposed merger of HEI and NEE will not be deemed a “change in control.”
13 · Related party transactions
Mr. Timothy Johns, a member of the Hawaiian Electric Board of Directors, is an executive officer of Hawaii Medical Service Association (HMSA). The Company’s HMSA costs and expense (for health insurance premiums, claims plus administration expense and stop-loss insurance coverages) and the Utilities’ HMSA costs and expense (for health insurance premiums) were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2015	2014	2015	2014
HEI consolidated
HMSA costs	$8	$6	$22	$18
HMSA expense*	6	4	16	13
Hawaiian Electric consolidated
HMSA costs	6	5	17	15
HMSA expense*	4	3	11	9
* Charged the remaining costs primarily to electric utility plant.
The costs and expense in the table above are gross amounts (i.e., not net of employee contributions to employee benefits).
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2014 Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, and should be read in conjunction with such discussion and the 2014 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2014 Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, as well as the quarterly (as of and for the three and nine months ended September 30, 2015) financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
RESULTS OF OPERATIONS

(in thousands, except per	Three months ended September 30%
share amounts)	2015	2014	change	Primary reason(s)*
Revenues	$717,176	$867,096	(17)	Decrease for the electric utility segment, partly offset by increase for the bank segment
Operating income	97,095	92,036	5	Increase for the electric utility and bank segments, partly offset by higher loss for the “other” segment
Net income for common stock	50,673	47,808	6	Higher net income for the electric utility and bank segments, partly offset by higher net loss for the “other” segment
Basic earnings per common share	$0.47	$0.47	—	Higher net income, offset by the impact of higher weighted average shares outstanding
Weighted-average number of common shares outstanding	107,457	102,416	5	Issuances of shares under the 2013 equity forward transaction and HEI stock compensation plans

(in thousands, except per	Nine months ended September 30%
share amounts)	2015	2014	change	Primary reason(s)*
Revenues	$1,978,950	$2,449,502	(19)	Decrease for the electric utility segment, partly offset by increase for the bank segment
Operating income	239,331	264,433	(9)	Decrease for the electric utility segment and higher loss for the “other” segment, partly offset by increase for the bank segment
Net income for common stock	117,557	134,876	(13)	Lower net income for the electric utility segment and higher net loss for the “other” segment, partly offset by higher net income for the bank segment
Basic earnings per common share	$1.11	$1.33	(17)	Lower net income and the impact of higher weighted average shares outstanding
Weighted-average number of common shares outstanding	106,067	101,768	4	Issuances of shares under the 2013 equity forward transaction, HEI Dividend Reinvestment and Stock Purchase Plan and other plans
*                 Also, see segment discussions which follow.

Notes:  The Company’s effective tax rates (combined federal and state income tax rates) for the third quarters of 2015 and 2014 were 37% and 36%, respectively, and for the first nine months of 2015 and 2014 were 37% and 36%, respectively. The effective tax rate was higher for the quarter and nine months ended September 30, 2015 compared to the same periods in 2014 due primarily to nondeductible merger- and spin-off-related expenses.
HEI’s consolidated ROACE was 8.1% for the twelve months ended September 30, 2015 and 10.1% for the twelve months ended September 30, 2014.
Dividends.  The payout ratios for the first nine months of 2015 and full year 2014 were 84% and 75%, respectively. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation, including but not limited to the Company’s results of operations, the long-term prospects for the Company, and current and expected future economic conditions. See Note 2 of the Consolidated Financial Statements for a discussion of a special HEI dividend of $0.50 per share contemplated in the Merger Agreement.
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
Hawaii’s tourism industry, a significant driver of Hawaii’s economy, ended the first nine months of 2015 with higher visitor arrivals and expenditures as compared to the same period a year ago. Visitor arrivals increased 4.1% and expenditures increased 2.6% compared to the first nine months of 2014. The Hawaii Tourism Authority expects scheduled nonstop seats to Hawaii for the fourth quarter of 2015 to increase by 3.8% over the fourth quarter of 2014 driven by an expected 5.1% increase in domestic seats and 1.1% in international seats.
Hawaii’s unemployment rate improved to 3.4% in September 2015, lower than the state’s 4.2% rate in September 2014 and the September 2015 national unemployment rate of 5.1%.
Hawaii real estate activity, as indicated by the home resale market, experienced growth in median sales prices and closed sales in the first nine months of 2015. Median sales prices for single family residential homes and condominiums on Oahu increased 4.0% and 1.4% respectively, over the first nine months of 2014. Closed sales for single family residential homes and condominiums increased by 4.9% and 5.1% respectively, compared to the first nine months of 2014.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. In 2014, prices of all petroleum fuels held steady during the first half of the year before falling steeply in the second half. Fuel prices remained lower in the first nine months of 2015 over the same period in 2014.
Information received since the Federal Open Market Committee (FOMC) met in September 2015 indicates that economic activity has been expanding at a moderate pace. The FOMC reaffirmed its view that the current 0% to 0.25% percent target range for the federal funds rate remains appropriate and will continue to assess progress towards its objectives of an improved labor market and a movement back to 2% inflation.

Overall, the Hawaii economy is expected to continue growing for the rest of 2015 and 2016 driven by the tourism industry, particularly on the neighbor islands, the continuation of the construction upturn and moderate expansion of jobs and income. Hawaii’s economy depends on conditions in the U.S. economy and key international economies such as Japan.
Recent tax developments. The Tax Increase Prevention Act of 2014 provided an extension of 50% bonus depreciation through December 31, 2014, increasing the Company's 2014 federal tax depreciation by an estimated $162 million, primarily attributable to the Utilities. Previously, the American Taxpayer Relief Act of 2012 provided 50% bonus depreciation through December 31, 2013, resulting in an increase in 2013 federal tax depreciation of $160 million, primarily attributable to the Utilities. Under current tax law, there is no provision for bonus depreciation in 2015 and future years. However, several proposed bills extending bonus depreciation are currently being considered by Congress.
Also, see “Recent tax developments” in Note 4 and Hawaiian Electric’s consolidated income taxes refunded in Note 10 of the Consolidated Financial Statements.
Retirement benefits.  For the first nine months of 2015, the Company’s defined benefit pension and other postretirement benefit plans’ assets generated a loss, including investment management fees, of -4.2%. The market value of these assets as of September 30, 2015 and December 31, 2014 was $1.4 billion (including $1.3 billion for the Utilities) and $1.4 billion (including $1.3 billion for the Utilities), respectively.
The Company estimates that the cash funding for its defined benefit pension and other postretirement benefit plans in 2015 will be $88 million ($86 million by the Utilities, $2 million by HEI and nil by ASB), which is expected to fully satisfy the minimum contribution requirements, including requirements of the Utilities’ pension and OPEB tracking mechanisms and the plans’ funding policies.
The following table reflects the sensitivity of the qualified defined benefit pension projected benefit obligation (PBO) as of December 31, 2015 associated with a change in the pension benefits discount rate actuarial assumption by the indicated basis points and constitutes “forward-looking statements.”

	Change in 4.22%	Impact on HEI	Impact on the
Actuarial Assumption	assumption in basis points	consolidated PBO	Utilities PBO
Pension benefits discount rate	- 100/+100	$347 million/$(269) million	$325 million/$(251) million
In October 2015, the Society of Actuaries (SOA) released MP-2015 (mortality improvement scale), an update from MP-2014, to reflect two additional years of U.S. population mortality experience data from the Social Security Administration, which occurred at rates generally lower than assumed in MP-2014. Application of MP-2015, as published, will result in lower future pension and OPEB plan obligations, costs and required contribution amounts. The Company is currently evaluating whether to adopt the use of MP-2015 in its measurement of its pension and OPEB plan obligations at December 31, 2015. The Company used the SOA published RP-2014 (mortality tables) and MP-2014 to measure its pension and OPEB plan obligations at December 31, 2014 and costs in 2015. The Internal Revenue Service is evaluating mortality assumptions for purposes of developing prescribed tables for ERISA minimum funding purposes. The earliest the Company anticipates a change in IRS methodology is January 1, 2017. As of December 31, 2014, the Company is using different mortality assumptions for ERISA funding versus financial reporting and accounting.
Commitments and contingencies.  See Note 4, “Electric utility segment” and Note 5, “Bank segment,” of the Consolidated Financial Statements.
Recent accounting pronouncements.  See Note 11, “Recent accounting pronouncements,” of the Consolidated Financial Statements.

“Other” segment.

	Three months ended September 30		Nine months ended September 30
(in thousands)	2015	2014	2015	2014	Primary reason(s)
Revenues	$(42)	$(5)	$(4)	$(325)	Lower writedown of venture capital investments for the nine months
Operating loss	(6,364)	(4,626)	(28,282)	(13,450)	Higher administrative and general expenses, due to higher merger- and spin-off-related expenses ($1.8 million of expenses for third quarter 2015 and $15.2 million for first nine months of 2015)
Net loss	(5,784)	(4,324)	(24,941)	(12,841)	Higher operating loss and lower tax benefits relative to the losses in 2015 (partly due to non-deductibility of certain merger- and spin-off-related expenses), partly offset by lower interest expense
The “other” business segment includes results of the stand-alone corporate operations of HEI and ASB Hawaii, Inc. (ASBH), both holding companies; HEI Properties, Inc., a company which held passive, venture capital investments (all of which have been sold or abandoned); and The Old Oahu Tug Service, Inc., a maritime freight transportation company that ceased operations in 1999; as well as eliminations of intercompany transactions. Expenses related to the pending merger with NEE and spin-off of ASBH of $4.4 million, $9.0 million and $1.8 million were included in the results of the stand-alone corporate operations of HEI during the first, second and third quarters of 2015.

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
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	September 30, 2015		December 31, 2014
Short-term borrowings—other than bank	$172	5%	$119	3%
Long-term debt, net—other than bank	1,507	41	1,507	44
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,921	53	1,791	52
	$3,634	100%	$3,451	100%
HEI’s short-term borrowings and HEI’s line of credit facility were as follows:

	Average balance	Balance
(in millions)	Nine months ended September 30, 2015	September 30, 2015	December 31, 2014
Short-term borrowings [1]
Commercial paper	$51	$77	$119
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility		150	150

1   This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s external short-term borrowings during the first nine months of 2015 was $134 million. At October 31, 2015, HEI had $78 million of outstanding commercial paper, and its line of credit facility was undrawn.
HEI has a line of credit facility, as amended and restated on April 2, 2014, of $150 million. See Note 12 of the Consolidated Financial Statements.
The Company raised $3 million through the issuance of approximately 0.1 million shares of common stock under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), the HEIRSP and ASB 401(k) Plan from January 1 through March 5,

2014. As of March 6, 2014, HEI began satisfying the share purchase requirements of the DRIP, HEIRSP and ASB 401(k) Plan through open market purchases of its common stock rather than through new issuances.
In March 2013, HEI entered into equity forward transactions in which a forward counterparty borrowed 7 million shares of HEI’s common stock from third parties and such borrowed shares were sold pursuant to an HEI registered public offering. See Note 8 of the Consolidated Financial Statements. In March 2015, HEI issued the 4.7 million shares remaining under the equity forward for proceeds of $104.5 million.
In October 2015, HEI amended and extended a two-year $125 million term loan agreement that it entered into on May 2, 2014. See Note 12 of the Consolidated Financial Statements for a brief description of the loan agreement.
In December 2014, HEI filed an omnibus registration statement to register an indeterminate amount of debt and equity securities.
On August 21, 2015, Moody’s Investor Service (Moody’s) changed HEI’s rating outlook from stable to negative “due to concerns about the execution risk inherent in transforming its oil-dominated generation base to renewables.”
For the first nine months of 2015, net cash provided by operating activities of HEI consolidated was $221 million. Net cash used by investing activities for the same period was $503 million, primarily due to Hawaiian Electric’s consolidated capital expenditures, purchases of ASB’s investment securities, a net increase in ASB’s loans held for investment, partly offset by ASB’s repayments of investment securities and redemption of stock from the FHLB, and Hawaiian Electric’s contributions in aid of construction. Net cash provided by financing activities during this period was $335 million as a result of several factors, including proceeds from the issuance of shares under the equity forward, a net increase in short-term borrowings, and net increases in ASB’s deposit liabilities, retail repurchase agreements and other bank borrowings, partly offset by the payment of common stock dividends. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition—Liquidity and capital resources” sections below.) During the first nine months of 2015, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $68 million and $23 million, respectively.
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
On August 26, 2014, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed proposed plans for Hawaii’s energy future with the PUC, as required by PUC orders issued in April 2014 (see “April 2014 regulatory orders” in Note 4 of the Consolidated Financial Statements). Under these plans, the Utilities will support sustainable growth of rooftop solar, expand use of energy storage systems, empower customers by developing smart grids, offer new products and services to customers (e.g., community solar, microgrids and voluntary “demand response” programs), and switch from high-priced oil to lower cost liquefied natural gas.
On October 1, 2015, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed a proposed community-based renewable energy program and tariff with the PUC that will allow customers who cannot, or chose not to, take advantage of rooftop solar to receive the benefits of renewable energy to help offset their monthly electric bills and support clean energy for Hawaii. The program, upon approval by the PUC, will allow customers to buy an interest in electricity generated by community renewable projects in diverse locations on their island without installing systems on their own roofs or property.
Transition to renewable energy.  The Utilities are committed to assisting the State of Hawaii in achieving its Renewable Portfolio Standard goal of 100% renewable energy by 2045 (see “Renewable energy strategy” below). The Utilities are also working with the State of Hawaii and other entities to examine the possibility of using LNG as a cleaner and lower cost fuel as transition fuel for some generation as the Utilities move from oil to renewable energy. Since 2014 the Utilities have been evaluating delivering LNG in specialized shipping containers to their generating stations on a transitional basis, an approach that requires minimal on-island infrastructure. In March 2014, Hawaiian Electric issued a RFP for the supply of containerized LNG and is currently in negotiations to resolve key contractual provisions with the preferred bidder. The Utilities are working to align their containerized LNG plans with the State’s directives and plan on finalizing LNG fuel agreements in the first quarter of 2016. The Utilities would seek approval from the PUC for the fuel agreement(s) and the commitment of funds for capital improvements shortly thereafter.
In August 2015, Hawaii State Governor Ige voiced his opposition to LNG as a replacement fuel for power generation citing (a) the high infrastructure costs and (b) permitting requirements as primary obstacles.
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

Actual and PUC-allowed (as of September 30, 2015) returns were as follows:

%	Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended September 30, 2015	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.23	6.00	7.74	7.95	6.30	9.21	8.84	6.51	9.74
PUC-allowed returns	8.11	8.31	7.34	10.00	10.00	9.00	10.00	10.00	9.00
Difference	(0.88)	(2.31)	0.40	(2.05)	(3.70)	0.21	(1.16)	(3.49)	0.74
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
The structural gap in 2015 to 2016 is expected to be 90 to 110 basis points. Factors which impact the range of the structural gap include the actual sales impacting the size of the RBA regulatory asset, the actual level of plant additions in any given year relative to the amount recoverable under the RAM cap, and the timing, nature, and size of any general rate case. Between rate cases, items not covered by the annual RAMs could also have a negative impact on the actual ROACEs achieved by the Utilities. Items not likely to be covered by the annual RAMs include the changes in rate base for the regulatory asset for pension contributions in excess of the pension amount in rates, investments in software projects, changes in fuel inventory and O&M and capital additions in excess of indexed escalations. The specific magnitude of the impact will depend on various factors, including changes in the required annual pension contribution, the size of software projects, changes in fuel prices and management’s ability to manage costs within the current mechanisms.
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
Annual decoupling filings.  See “Decoupling” in Note 4 of the Consolidated Financial Statements for a discussion of the 2015 annual decoupling filings.

Results.

Three months ended September 30		Increase
2015	2014	(decrease)		(dollars in millions, except per barrel amounts)
$648	$804	$(156)		Revenues. Net decrease largely due to:
			$(131)	lower fuel prices
			(42)	lower purchased power energy costs
			7	higher KWH generated
			7	higher KWH purchased
196	309	(113)		Fuel oil expense. Decrease largely due to lower fuel cost partly offset by higher KWH generated
161	193	(32)		Purchased power expense. Decrease due to lower purchased power energy prices offset by higher KWH purchased
104	108	(4)		Operation and maintenance expenses. Net decrease due to:
			(4)	higher consultant costs in 2014 related to 4 PUC D&Os
			(4)	higher 2014 storm restoration costs
			(3)	higher 2014 smart grid costs
			(2)	reversal of previously expensed Interactive Voice Response system project costs, based on PUC decision allowing deferral and amortization of costs
			5	ERP software costs write off resulting from PUC ERP/EAM decision
			4	increased generating unit maintenance, including costs to comply with MATS
106	117	(11)		Other expenses. Decrease in revenue taxes due to lower revenue offset by higher depreciation expense for plant investments
83	76	7		Operating income. Increase due to an overall decrease in expenses
43	39	4		Net income for common stock. Increase due to higher operating income

2,468	2,384	84		Kilowatthour sales (millions)
74.9	72.2	2.7		Wet-bulb temperature (Oahu average; degrees Fahrenheit)
1,711	1,631	80		Cooling degree days (Oahu)
$81.35	$133.26	$(51.91)		Average fuel oil cost per barrel

Nine months ended September 30		Increase
2015	2014	(decrease)		(dollars in millions, except per barrel amounts)
$1,780	$2,262	$(482)		Revenues. Decrease largely due to:
			$(373)	lower fuel prices
			(101)	lower purchased power energy costs
			(8)	lower KWH generated
519	866	(347)		Fuel oil expense. Decrease largely due to lower fuel cost and lower KWH generated.
446	546	(100)		Purchased power expense. Decrease due to lower purchased power energy prices and lower KWH purchased
307	295	12		Operation and maintenance expenses. Net increase due to:
			11	increased generating unit maintenance, including costs to comply with MATS
			5	ERP software costs write off resulting from PUC ERP/EAM decision
			4	higher consulting costs for energy transformation plans
			3	higher employee benefit costs
			2	higher bad debt reserves for one customer account
			(5)	higher consultant costs in 2014 related to 4 PUC D&Os
			(4)	higher 2014 smart grid costs
			(2)	higher 2014 storm restoration costs
			(2)	reversal of previously expensed Interactive Voice Response system project costs, based on PUC decision allowing deferral and amortization of costs
302	338	(36)		Other expenses. Decrease in revenue taxes due to lower revenue offset by higher depreciation expense for plant investments
206	217	(11)		Operating income. Decrease due to lower revenues
103	109	(6)		Net income for common stock. Decrease due to lower operating income

6,656	6,699	(43)		Kilowatthour sales (millions)
70.2	69.5	0.7		Wet-bulb temperature (Oahu average; degrees Fahrenheit)
3,687	3,703	(16)		Cooling degree days (Oahu)
$79.13	$132.19	$(53.06)		Average fuel oil cost per barrel
457,051	454,156	2,895		Customer accounts (end of period)
Note:  The electric utilities had effective tax rates for the third quarters of 2015 and 2014 of 37% and 37%, respectively. The electric utilities had effective tax rates for the first nine months of 2015 and 2014 of 37% and 37%.
Hawaiian Electric’s consolidated ROACE was 7.9% for the twelve months ended September 30, 2015 and 9.0% for the twelve months ended September 30, 2014.
The Utilities’ consolidated KWH sales have declined each year since 2007. Based on expectations of additional customer renewable self-generation and energy-efficiency installations, the Utilities’ 2015 KWH sales are expected to further decline below 2014 levels.
Other operation and maintenance expenses (excluding expense covered by surcharges or by third parties) for 2015 are projected to be flat as compared to 2014 as the Utilities continue to implement rigorous cost management measures focused on reprioritization of work, staffing levels, and discretionary expenses. The Utilities previously projected a 2% decrease compared to 2014, however higher than anticipated costs have arisen including the unexpected $4.8 million write-off of enterprise resource planning software and other costs.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of September 30, 2015 amounted to $4 billion, of which approximately 26% related to production PPE, 65% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 3% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission. See “Adequacy of supply” below.
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
On January 28, 2013, the Utilities and the Consumer Advocate entered into the 2013 Agreement to, among other things, write-off $40 million of CIS Project costs in lieu of conducting the regulatory audits of the CIP CT-1 and the CIS projects, with the remaining recoverable costs for the projects of $52 million to be included in rate base as of December 31, 2012. The parties agreed that Hawaii Electric Light would withdraw its 2013 test year rate case and not file a rate case until its next turn in the rate case cycle, for a 2016 test year, and Hawaiian Electric would delay the filing of its scheduled 2014 test year rate case to no earlier than January 2, 2014. The parties also agreed that, starting in 2014, Hawaiian Electric will be allowed to record RAM revenues starting on January 1 (instead of the prior start date of June 1) for the years 2014, 2015 and 2016. For the nine months ended September 30, 2015 and 2014, Hawaiian Electric had additional net RAM revenues of $3.8 million and $12.3 million, respectively.
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
Integrated resource planning and April 2014 regulatory orders. See “April 2014 regulatory orders” in Note 4 to the Consolidated Financial Statements.
Renewable energy strategy.  The Utilities’ policy is to support efforts to increase renewable energy in Hawaii. The Utilities believe their actions will help stabilize customer bills as they become less dependent on costly and price-volatile fossil fuel. The Utilities’ renewable energy strategy will also allow them to meet Hawaii’s RPS law as revised in the 2015 Legislature, which requires electric utilities to meet an RPS of 10%, 15%, 30%, 40%, 70% and 100% by December 31, 2010, 2015, 2020, 2030, 2040 and 2045, respectively. The Utilities met the 10% RPS for 2010 with a consolidated RPS of 20.7%, including savings from energy efficiency programs and solar water heating (or 9.5% without DSM energy savings). Energy savings resulting from DSM energy efficiency programs and solar water heating will not count toward the RPS after 2014. For 2014, the Utilities achieved an RPS without DSM energy savings of an estimated 21%, primarily through a comprehensive portfolio of renewable energy PPAs, NEM programs and biofuels. The Utilities have been successful in adding significant amounts of renewable energy resources to their electric systems. The Utilities are on track to exceed their 2015 RPS goal, and lead the nation in terms of the amount of PV systems installed by its customers.
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

•
In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua Bioenergy for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Per the terms of the PPA, the Hu Honua Bioenergy, LLC plant is currently scheduled to be in service in 2016.

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

•
In July 2015, the PUC issued orders approving (with conditions) four PPAs for a combined 137 MW of solar projects. Hawaiian Electric expects to manage curtailment levels of these projects. In August 2015, the PUC issued orders denying Hawaiian Electric’s applications to approve three other solar projects.

•
In May 2013, Maui Electric requested a waiver from the PUC Competitive Bidding Framework to conduct negotiations for a PPA for approximately 4.5 to 6.0 MW of firm power from a proposed Mahinahina Energy Park, LLC project, fueled with biofuel. The PUC approved the waiver request, provided that an executed PPA must be filed for PUC approval by February 2015. The parties did not execute a PPA by the PUC deadline. In September 2015, Anaergia Services, Maui Energy park, and Maui Resource Recovery Facility filed a Petition for Declaratory Order, asking the PUC to find that Hawaiian Electric and Maui Electric have violated Hawaii state law and clear legislative policy by wrongfully refusing and failing to forward several bona fide requests for preferential rates for the purchase of firm renewable energy produced in conjunction with agricultural activities to the PUC for approval.

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

•
In April 2014, Hawaiian Electric requested PUC approval of a PPA for Renewable As-Available Energy with Lanikuhana Solar, LLC for a proposed 20-MW PV facility on Oahu. In June 2015, the PUC denied the request to waive the Lanikuhana facility from competitive bidding requirements.

•
In September 2015, the PUC approved Hawaiian Electric’s 2-year biodiesel supply contract with Pacific Biodiesel Technologies, LLC to supply 2 million to 3 million gallons of biodiesel at CIP CT-1 and the Honolulu International Airport Emergency Power Facility beginning in November 2015. Renewable Energy Group has supplied 3 million to 7 million gallons per year to CIP CT-1 under its contract with Hawaiian Electric originally set to expire November 2015. The contract has been extended from November 2015 to November 2016 as a contingency supply contract with no volume purchase requirements.

•
The Utilities began accepting energy from feed-in tariff projects in 2011. As of September 30, 2015, there were 13 MW, 3 MW and 4 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

•
As of September 30, 2015, there were approximately 244 MW, 56 MW and 60 MW of installed NEM capacity from renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

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
In accordance to its planning criteria, Hawaiian Electric deactivated two fossil fuel generating units from active service at its Honolulu Power Plant in January 2014 and anticipates deactivating two additional fossil fuel units at its Waiau Power Plant in the 2016 timeframe. Hawaiian Electric is proceeding with future firm capacity additions in coordination with the State of Hawaii Department of Transportation in 2015, and with the U.S. Department of the Army for a utility owned and operated renewable, dispatchable, including black start capabilities, generation security project on federal lands, which is expected to be in service in the first quarter of 2018. Hawaiian Electric is continuing negotiations with two firm capacity IPPs on Oahu under PPAs scheduled to expire in 2016 and 2022.

Hawaii Electric Light. In January 2015, Hawaii Electric Light filed its 2015 AOS letter, which indicated that Hawaii Electric Light’s generation capacity through 2017 is sufficient to meet reasonably expected demands for service and provide for reasonable reserves for emergencies.
Additional generation from other renewable resources could be added in the 2020-2025 timeframe.
Maui Electric. In January 2015, Maui Electric filed its 2015 AOS letter, which indicated that Maui Electric’s generation capacity through 2018 is sufficient to meet the forecasted demands on the islands of Maui, Lanai, and Molokai. Maui Electric anticipates needing additional firm capacity on Maui in the 2019 timeframe. In February 2014, Maui Electric deactivated two fossil fuel generating units, with a combined rating of 9.5 MW, at its Kahului Power Plant. Due to various system conditions including lack of wind generation, approaching storms, and scheduled and unscheduled outages of generating units, transmission lines, and independent power producers, the two deactivated units at Kahului Power Plant were reactivated for several days in 2015. In consideration of the time needed to acquire replacement firm generating capacity, Maui Electric now anticipates the retirement of all generating units at the Kahului Power Plant, which have a combined rating of 32.3 MW, in the 2022 timeframe. A capacity planning analysis is in progress to better define needs and timing. Maui Electric plans to issue one or more RFPs for energy storage, demand response and firm generating capacity, and to make system improvements needed to ensure reliability and voltage support in this timeframe.
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
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	September 30, 2015		December 31, 2014
Short-term borrowings	$95	3%	$—	—%
Long-term debt, net	1,207	40	1,207	41
Preferred stock	34	1	34	1
Common stock equity	1,717	56	1,682	58
	$3,053	100%	$2,923	100%

Information about Hawaiian Electric’s short-term borrowings (other than from Hawaii Electric Light and Maui Electric) and Hawaiian Electric’s line of credit facility were as follows:

	Average balance	Balance
(in millions)	Nine months ended September 30, 2015	September 30, 2015	December 31, 2014
Short-term borrowings [1]
Commercial paper	$57	$95	$—
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facility		200	200

1   The maximum amount of Hawaiian Electric’s external short-term borrowings during the first nine months of 2015 was $126 million. At September 30, 2015, Hawaiian Electric had short-term borrowings from Maui Electric of $3 million and Hawaii Electric Light had short-term borrowings from Hawaiian Electric of $12 million. At October 31, 2015, Hawaiian Electric had no outstanding commercial paper, no draws under its line of credit facility and no borrowings from HEI. Also, at October 31, 2015, Hawaiian Electric had short-term borrowings from Hawaii Electric Light of $16 million and none from Maui Electric. Intercompany borrowings are eliminated in consolidation.

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
In September 2014, the Utilities filed a request with the PUC under the expedited approval procedure for approval to issue unsecured obligations bearing taxable interest through December 31, 2015 of up to $80 million (Hawaiian Electric $50 million, Hawaii Electric Light $25 million and Maui Electric $5 million). In May 2015, the PUC approved the Utilities’ request. On October 15, 2015, the Utilities issued through a private placement taxable unsecured senior notes totaling $80 million. See Note 12 of “Notes to Consolidated Financial Statements.”
In June 2015, the Utilities refiled with the PUC a letter request to refinance outstanding revenue bonds with refunding revenue bonds totaling $47 million. On August 10, 2015, the PUC approved the Utilities’ request.
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
On August 21, 2015, Moody’s changed Hawaiian Electric’s rating outlook from stable to negative “due to concerns about the execution risk inherent in transforming its oil-dominated generation base to renewables.”  Moody’s stated that they could reevaluate Hawaiian Electric’s rating and outlook upon the closing of the pending merger with NEE.
Cash flows from operating activities generally relate to the amount and timing of cash received from customers and payments made to third parties. Using the indirect method of determining cash flows from operating activities, noncash expense items such as depreciation and amortization, as well as changes in certain assets and liabilities, are added to (or deducted from) net income. For the first nine months of 2015, net cash provided by operating activities increased by $31 million, compared to the prior year. For the first nine months of 2015, noncash depreciation and amortization amounted to $143 million due to an increase in plant and equipment. Further, for the first nine months of 2015, the changes in assets and liabilities included a net decrease of $9 million in accounts receivable and accrued unbilled revenues due to the timing of customer payments, a decrease of $36 million in fuel oil stock, and a $40 million decrease in accounts payable due to timing of vendor payments.
For the first nine months of 2015, net cash used in investing activities decreased by $1 million compared to the prior year. Cash used in investing activities consisted primarily of capital expenditures, partly offset by contributions in aid of construction.
Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. For the first nine months of 2015, cash flows from financing activities increased by $9 million, compared to the prior year. For the first nine months of 2015, cash provided by financing activities consisted primarily of net proceeds received from short-term borrowings of $95 million, offset by $69 million of common and preferred stock dividend payments during the first nine months of 2015.

Due to the change in the RAM, the number of other high priority issues before the PUC and the continuing refinement of transformation plans, the Utilities forecast 2015 net capital expenditures to approximate $310 million (which was reduced from $420 million). As a result, Hawaiian Electric will not need an equity infusion from HEI in 2015. In October 2015, Hawaiian Electric issued $80 million of long-term debt. See Note 12 of “Notes to Consolidated Financial Statements.”

Bank

	Three months ended September 30		Increase
(in millions)	2015	2014	(decrease)	Primary reason(s)
Interest income	$51	$49	$2
The impact of higher average earning asset balances was partly offset by lower yields on earning assets. ASB’s average loan portfolio balance for the third quarter of 2015 increased by $187 million compared to the same period in 2014 as average commercial real estate, commercial, residential and home equity lines of credit loan balances increased by $89 million, $38 million, $28 million, and $24 million, respectively. The growth in these loan portfolios was reflective of ASB’s portfolio mix target and loan growth strategy. Yields on earning assets decreased by 10 basis points. Loan portfolio yields were impacted by the low interest rate environment as new loan production yields were generally lower than the average loan portfolio yields. The average investment and mortgage-related securities portfolio balance increased by $221 million due to the purchase of investments with excess liquidity. The average FHLB stock balance decreased by $69 million as FHLB stock in excess of the required holdings was repurchased by the FHLB.

Noninterest income	18	15	3	Higher noninterest income primarily due to the $2.0 million gain on sale of real estate, $0.8 million higher deposit fee income and $0.6 million higher mortgage banking income.
Revenues	69	64	5
Interest expense	3	3	—
Interest expense was flat as higher interest-bearing liability balances were offset by lower rates on interest-bearing liabilities. Average deposit balances for the third quarter of 2015 increased by $304 million compared to the same period in 2014 due to an increase in core deposits of $290 million. Average term certificate balances increased by $14 million. Other borrowings increased by $85 million primarily due to an increase in repurchase agreements. The interest-bearing liability rate decreased by 1 basis point.

Provision for loan losses	3	2	1
The provision for loan losses increased by $1.4 million primarily due to growth in the loan portfolio and net charge-offs during the quarter. Credit quality and trends continue to be strong, reflecting prudent credit risk management and a strong Hawaii economy. ASB had a net charge-off ratio for the third quarter of 2015 of 0.10% compared to a net charge-off ratio of 0.04% in the third quarter of 2014. The increase in net charge-offs were due to ASB’s strategic expansion of its unsecured consumer loan product with risk-based pricing and lower recoveries.

Noninterest expense	42	38	4
The increase in noninterest expense for the third quarter of 2015 compared to the same period in 2014 was primarily due to $1.8 million higher employee benefit costs and $0.4 million reserve for unfunded loan commitments.

Expenses	48	43	5
Operating income	21	21	—	Higher net interest income and noninterest income were offset by higher noninterest expenses and higher provision for loan losses.
Net income	13	13	—

	Nine months ended September 30		Increase
(in millions)	2015	2014	(decrease)	Primary reason(s)
Interest income	$148	$142	$6
The impact of higher average earning asset balances was partly offset by lower yields on earning assets. ASB’s average loan portfolio balance for the nine months ended September 30, 2015 increased by $230 million compared to the same period in 2014 as average commercial real estate, home equity lines of credit and residential balances increased by $109 million, $44 million, and $44 million, respectively. The growth in these loan portfolios was reflective of ASB’s portfolio mix target and loan growth strategy. The yield on earning assets decreased by 9 basis points. Loan portfolio yields were impacted by the low interest rate environment as new loan production yields were generally lower than the average loan portfolio yields. The average investment and mortgage-related securities portfolio balance increased by $113 million due to the purchase of investments with excess liquidity. The average FHLB stock balance decreased by $47 million as FHLB stock in excess of the required holdings was repurchased by the FHLB.

Noninterest income	51	46	5
Higher noninterest income was primarily due to a $3.6 million increase in gain on sale of loans a result of higher refinancing activity, $2.4 million higher deposit fee income and $2.0 million gain on sale of real estate, partly offset by $2.8 million lower gain on sale of securities in 2015 compared to 2014 as a result of the gain from the sale of ASB’s municipal bond portfolio in 2014.

Revenues	199	188	11
Interest expense	8	8	—
Interest expense was flat as higher interest-bearing liability balances were offset by lower rates on interest-bearing liabilities. Average deposit balances for the nine months ended September 30, 2015 increased by $285 million compared to the same period in 2014 due to an increase in core deposits of $278 million. Average term certificate balances increased by $7 million. Other borrowings increased by $67 million primarily due to an increase in repurchase agreements. The interest-bearing liability rate decreased by 1 basis point.

Provision for loan losses	6	4	2
The provision for loan losses increased by $1.9 million due to loan growth and net charge-offs, partly offset by the reversal of the Pahoa lava reserves and commercial loan payoffs. Credit quality and trends continue to be strong, reflecting prudent credit risk management and a strong Hawaii economy. The net charge-off ratio for the nine months ended September 30, 2015 was 0.08% compared to a net charge-off ratio for the nine months ended September 30, 2014 of 0.01%. The increase in net charge-offs were due to ASB’s strategic expansion of its unsecured consumer loan product offering with risk-based pricing and lower recoveries from previously charged off loans.

Noninterest expense	124	115	9
Noninterest expense for the nine months ended Sepember 30, 2015 was $9.1 million higher than the noninterest expense for the same period in 2014 primarily due to higher employee benefit costs, an increase in retail delivery compensation costs, reversal of debit card expenses in 2014 with no similar reversal in 2015 and reserves for unfunded loan commitments.

Expenses	138	127	11
Operating income	61	61	—	Higher net interest income and noninterest income were offset by higher noninterest expenses and higher provision for loan losses.
Net income	40	39	1

                       See Note 5 of the Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
                       Despite the revenue pressures across the banking industry, management expects ASB’s low-cost funding base and lower-risk profile to continue to deliver strong performance compared to industry peers.

                       ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended September 30		Nine months ended September 30
(percent)	2015	2014	2015	2014
Return on average assets	0.92	0.98	0.92	0.97
Return on average equity	9.73	9.88	9.69	9.83
Net interest margin	3.53	3.62	3.52	3.60
Average balance sheet and net interest margin.  The following tables set forth average balances, together with interest earned and accrued, and resulting yields and costs:

Three months ended September 30	2015			2014
(dollars in thousands)	Average balance	Interest[1] income/ expense	Yield/ rate (%)	Average balance	Interest[1] income/ expense	Yield/ rate (%)
Assets:
Other investments [2]	$122,322	$86	0.27	$152,476	$68	0.17
Securities purchased under resale agreements	—	—	—	—	—	—
Available-for-sale investment securities	762,572	4,127	2.17	541,262	2,705	2.00
Loans
Residential 1-4 family	2,065,421	22,493	4.36	2,037,715	22,725	4.46
Commercial real estate	663,805	6,690	4.00	574,779	6,407	4.43
Home equity line of credit	828,096	6,684	3.20	804,504	6,576	3.24
Residential land	17,876	268	5.97	16,888	257	6.09
Commercial	813,475	7,376	3.58	775,503	7,368	3.76
Consumer	117,699	2,902	9.79	110,471	2,199	7.90
Total loans [3,4]	4,506,372	46,413	4.10	4,319,860	45,532	4.20
Total interest-earning assets [3]	5,391,266	50,626	3.74	5,013,598	48,305	3.84
Allowance for loan losses	(46,726)			(42,812)
Non-interest-earning assets	486,995			461,925
Total assets	$5,831,535			$5,432,711
Liabilities and shareholder’s equity:
Savings	$1,990,016	$319	0.06	$1,888,932	$289	0.06
Interest-bearing checking	784,265	35	0.02	742,018	32	0.02
Money market	164,200	52	0.13	166,295	51	0.12
Time certificates	453,460	949	0.83	439,563	940	0.85
Total interest-bearing deposits	3,391,941	1,355	0.16	3,236,808	1,312	0.16
Advances from Federal Home Loan Bank	101,739	794	3.05	101,543	794	3.06
Securities sold under agreements to repurchase	238,822	721	1.18	153,909	644	1.64
Total interest-bearing liabilities	3,732,502	2,870	0.30	3,492,260	2,750	0.31
Non-interest bearing liabilities:
Deposits	1,440,136			1,291,463
Other	105,804			112,532
Shareholder’s equity	553,093			536,456
Total liabilities and shareholder’s equity	$5,831,535			$5,432,711
Net interest income		$47,756			$45,555
Net interest margin (%) [5]			3.53			3.62

Nine months ended September 30	2015			2014
(dollars in thousands)	Average balance	Interest[1] income/ expense	Yield/ rate (%)	Average balance	Interest[1] income/ expense	Yield/ rate (%)
Assets:
Other investments [2]	$172,715	$312	0.24	$172,051	$230	0.18
Securities purchased under resale agreements	—	—	—	6,813	20	0.38
Available-for-sale investment securities	650,645	10,258	2.10	537,904	8,658	2.15
Loans
Residential 1-4 family	2,059,921	67,714	4.38	2,016,331	67,869	4.49
Commercial real estate	646,769	19,251	3.97	537,694	17,284	4.29
Home equity line of credit	824,510	19,683	3.19	780,760	19,088	3.27
Residential land	17,347	830	6.38	16,353	751	6.12
Commercial	805,333	21,847	3.61	782,371	21,767	3.71
Consumer	118,974	8,321	9.35	109,748	6,306	7.68
Total loans [3,4]	4,472,854	137,646	4.10	4,243,257	133,065	4.18
Total interest-earning assets [3]	5,296,214	148,216	3.73	4,960,025	141,973	3.82
Allowance for loan losses	(46,295)			(41,701)
Non-interest-earning assets	488,103			454,127
Total assets	$5,738,022			$5,372,451
Liabilities and shareholder’s equity:
Savings	$1,967,446	$928	0.06	$1,866,482	$835	0.06
Interest-bearing checking	776,100	102	0.02	732,270	93	0.02
Money market	163,659	152	0.12	174,648	163	0.13
Time certificates	442,224	2,699	0.82	434,553	2,683	0.83
Total interest-bearing deposits	3,349,429	3,881	0.15	3,207,953	3,774	0.16
Advances from Federal Home Loan Bank	100,586	2,353	3.09	100,520	2,353	3.09
Securities sold under agreements to repurchase	216,066	2,115	1.29	149,340	1,910	1.69
Total interest-bearing liabilities	3,666,081	8,349	0.30	3,457,813	8,037	0.31
Non-interest bearing liabilities:
Deposits	1,413,351			1,269,355
Other	111,175			113,895
Shareholder’s equity	547,415			531,388
Total liabilities and shareholder’s equity	$5,738,022			$5,372,451
Net interest income		$139,867			$133,936
Net interest margin (%) [5]			3.52			3.60
1       Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of nil and nil for the three months ended September 30, 2015 and 2014, respectively, and nil and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.

[2]	Includes federal funds sold, interest bearing deposits and stock in the Federal Home Loan Bank.

[3]	Includes loans held for sale, at lower of cost or fair value.

[4]
Includes loan fees of $0.6 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively, and $1.9 million and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

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

                       Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. The composition of ASB’s loans receivable was as follows:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Balance	% of total	Balance	% of total
Real estate:
Residential 1-4 family	$2,062,458	45.4	$2,044,205	46.0
Commercial real estate	618,113	13.6	531,917	12.0
Home equity line of credit	832,267	18.3	818,815	18.4
Residential land	17,369	0.4	16,240	0.4
Commercial construction	80,230	1.8	96,438	2.2
Residential construction	14,318	0.3	18,961	0.4
Total real estate, net	3,624,755	79.8	3,526,576	79.4
Commercial	798,428	17.6	791,757	17.8
Consumer	118,450	2.6	122,656	2.8
	4,541,633	100.0	4,440,989	100.0
Less: Deferred fees and discounts	(6,229)		(6,338)
Allowance for loan losses	(48,274)		(45,618)
Total loans, net	$4,487,130		$4,389,033
       Home equity — key credit statistics.

	September 30, 2015	December 31, 2014
Outstanding balance (in thousands)	$832,267	$818,815
Percent of portfolio in first lien position	42.5%	40.9%
Net charge-off (recovery) ratio	0.02%	(0.07)%
Delinquency ratio	0.21%	0.25%

			End of draw period – interest only			Current
September 30, 2015	Total	Interest only	2015-2016	2017-2019	Thereafter	amortizing
Outstanding balance (in thousands)	$832,267	$632,835	$549	$131,001	$501,285	$199,432
% of total	100%	76%	—%	16%	60%	24%

                       The home equity line of credit (HELOC) portfolio makes up 18% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable rate term loan with a 20-year amortization period. This product type comprises 96% of the total HELOC portfolio and is the current product offering. Within this product type, borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed rate loan with level principal and interest payments. As of September 30, 2015, approximately 20% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. Nearly all originations prior to 2008 consisted of amortizing equity lines that have structured principal payments during the draw period. These older vintage equity lines represent 4% of the portfolio and are included in the amortizing balances identified in the table above.
Loan portfolio risk elements.  See Note 5 of the Consolidated Financial Statements.
Available-for-sale investment securities.  ASB’s investment portfolio was comprised as follows:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$211,118	27%	$119,560	22%
Mortgage-related securities — FNMA, FHLMC and GNMA	574,719	73	430,834	78
Total available-for-sale investment securities	$785,837	100%	$550,394	100%

Principal and interest on mortgage-related securities issued by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) are guaranteed by the issuer and, in the case of GNMA, backed by the full faith and credit of the U.S. government.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB and securities sold under agreements to repurchase continue to be additional sources of funds. As of September 30, 2015, ASB’s costing liabilities consisted of 93% deposits and 7% other borrowings compared to costing liabilities of 94% deposits and 6% other borrowings as of December 31, 2014. The weighted average cost of deposits for the first nine months of 2015 and 2014 was 0.11%.
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
As of September 30, 2015 and December 31, 2014, ASB had an unrealized gain, net of taxes, on available-for-sale investments securities (including securities pledged for repurchase agreements) in AOCI of $4.1 million and $0.5 million, respectively. See “Item 3. Quantitative and qualitative disclosures about market risk.”
During the first nine months of 2015, ASB recorded a provision for loan losses of $5.4 million primarily due to growth in the loan portfolio and net charge-offs including lower recoveries of previously charged off loans, partly offset by the reversal of the Pahoa lava reserves and commercial loan payoffs. During the first nine months of 2014, ASB recorded a provision for loan losses of $3.6 million primarily due to growth in the loan portfolio and net charge-offs during the year for consumer loans. Financial stress on ASB’s customers may result in higher levels of delinquencies and losses.

	Nine months ended September 30		Year ended December 31
(in thousands)	2015	2014	2014
Allowance for loan losses, January 1	$45,618	$40,116	$40,116
Provision for loan losses	5,436	3,566	6,126
Less: net charge-offs	2,780	221	624
Allowance for loan losses, end of period	$48,274	$43,461	$45,618
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.08%	0.01%	0.01%
Legislation and regulation.  ASB is subject to extensive regulation, principally by the Office of the Comptroller of the Currency (OCC) and the FDIC. Depending on ASB’s level of regulatory capital and other considerations, these regulations could restrict the ability of ASB to compete with other institutions and to pay dividends to its shareholder. See the discussion below under “Liquidity and capital resources.”
Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).  Regulation of the financial services industry, including regulation of HEI, ASB Hawaii and ASB, has changed and will continue to change as a result of the enactment of the Dodd-Frank Act, which became law in July 2010. Importantly for HEI, ASB Hawaii and ASB, under the Dodd-Frank Act, on July 21, 2011, all of the functions of the Office of Thrift Supervision transferred to the OCC, the FDIC, the FRB and the Consumer Financial Protection Bureau (Bureau). Supervision and regulation of HEI and ASB Hawaii, as thrift holding companies, moved to the FRB, and supervision and regulation of ASB, as a federally chartered savings bank, moved to the OCC. While the laws and regulations applicable to HEI and ASB did not generally change, the applicable laws and regulations are being interpreted, and new and amended regulations may be adopted, by the FRB, OCC and the Bureau. In addition, HEI will continue to be required to serve as a source of strength to ASB in the event of its financial distress. If the Spin-Off of ASB Hawaii occurs as contemplated by the Merger Agreement, HEI (or its successor) will no longer be required to serve as a source of strength to ASB. The Dodd-Frank Act also imposes new restrictions on the ability of a savings bank to pay dividends should it fail to remain a qualified thrift lender.
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
The final rule was effective January 1, 2015 for ASB. As of September 30, 2015, ASB met the new capital requirements with a Common equity Tier-1 ratio of 12.2%, a Tier-1 capital ratio of 12.2%, a Total capital ratio of 13.4% and a Tier-1 leverage ratio of 8.8%.
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
FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	September 30, 2015	December 31, 2014	% change
Total assets	$5,855	$5,566	5
Available-for-sale investment securities	786	550	43
Loans receivable held for investment, net	4,487	4,389	2
Deposit liabilities	4,826	4,623	4
Other bank borrowings	369	291	27
As of September 30, 2015, ASB was one of Hawaii’s largest financial institutions based on assets of $5.9 billion and deposits of $4.8 billion.
As of September 30, 2015, ASB’s unused FHLB borrowing capacity was approximately $1.7 billion. As of September 30, 2015, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.8 billion. Commitments to lend to borrowers whose loan terms have been impaired or modified in troubled debt restructurings totaled $0.1 million at September 30, 2015. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

For the nine months ended September 30, 2015, net cash provided by ASB’s operating activities was $35 million. Net cash used during the same period by ASB’s investing activities was $273 million, primarily due to purchases of investment securities of $327 million, a net increase in loans receivable of $102 million and additions to premises and equipment of $10 million, partly offset by repayments of investment securities of $96 million, net redemption of stock from the FHLB of $59 million, proceeds from the sale of real estate held-for-sale of $7 million and proceeds from the sale of premises and equipment of $4 million. Net cash provided by financing activities during this period was $254 million, primarily due to increases in deposit liabilities of $203 million, a net increase in retail repurchase agreements of $68 million and proceeds from securities sold under agreements to repurchase of $10 million, partly offset by the payment of $23 million in common stock dividends to HEI (through ASB Hawaii) and a net decrease in mortgage escrow deposits of $4 million.
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of September 30, 2015, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a Common equity tier-1 ratio of 12.2% (6.5%), a Tier-1 capital ratio of 12.2% (8.0%), a Total capital ratio of 13.4% (10.0%) and a Tier-1 leverage ratio of 8.8% (5.0%). FRB approval is required before ASB can pay a dividend or otherwise make a capital distribution to HEI (through ASB Hawaii).
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
ASB’s interest-rate risk sensitivity measures as of September 30, 2015 and December 31, 2014 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
+300	1.0%	1.9%	(9.7)%	(6.1)%
+200	0.1	0.7	(5.5)	(2.9)
+100	(0.2)	0.1	(2.0)	(0.7)
-100	(0.5)	(0.5)	(1.3)	(2.5)
Management believes that ASB’s interest rate risk position as of September 30, 2015 represents a reasonable level of risk. The NII profile under the rising interest rate scenarios was slightly less asset sensitive for all rate increases as of September 30, 2015 compared to December 31, 2014. Savings deposit balances grew by $75 million with the mix shifting to higher rate sensitive products. In addition, retail repurchase agreements, which have short-term repricing horizons, increased by $68 million. These shifts to more rate sensitive liabilities lessened ASB’s asset sensitivity.
ASB’s base EVE increased to $949 million as of September 30, 2015 compared to $947 million as of December 31, 2014 due to growth in capital.
The change in EVE to rising rates became more sensitive as of September 30, 2015 compared to December 31, 2014. The $235 million growth and shift in mix of the investment portfolio into longer duration securities and callable step-up debentures, which have the potential to extend in average life as rates rise, lengthened the duration of the investment portfolio and increased EVE sensitivity. On the liability side of the balance sheet, core deposit balances grew $172 million with the mix shifting to shorter duration products and thereby increasing EVE sensitivity.
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
Item 4. Controls and Procedures
HEI:
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Management, including the Company’s Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015 due to the material weakness in the Company’s internal control over financial reporting described below.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Hawaiian Electric:
Disclosure Controls and Procedures
Hawaiian Electric maintains a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by Hawaiian Electric in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and that such information is accumulated and communicated to Hawaiian Electric’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2015, an evaluation was performed under the supervision and with the participation of Hawaiian Electric’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Hawaiian Electric’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Management, including Hawaiian Electric’s Principal Executive Officer and Principal Financial Officer, concluded that Hawaiian Electric’s disclosure controls and procedures were not effective as of

September 30, 2015 due to the material weakness in Hawaiian Electric’s internal control over financial reporting described below.
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
Changes in Internal Control Over Financial Reporting
There have been no changes internal control over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of HEI common shares were made in the open market during the third quarter to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	(a) Total Number of Shares Purchased **	(b) Average Price Paid per Share **	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2015	22,666	$30.25	—	NA
August 1 to 31, 2015	15,466	$29.12	—	NA
September 1 to 30, 2015	265,231	$27.67	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
** The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the shares listed in column (a), 19,796 of the 22,666 shares, 13,366 of the 15,466 shares and 232,931 of the 265,231 shares were purchased for the DRIP; 28,100 of the 265,231 shares were purchased for the HEIRSP; and 2,870 of the 22,666 shares, 2,100 of the 15,466 shares and 4,200 of the 265,231 shares were purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.
Item 5. Other Information
A.            Ratio of earnings to fixed charges.

	Nine months ended September 30		Years ended December 31
	2015	2014	2014	2013	2012	2011	2010
HEI and Subsidiaries
Excluding interest on ASB deposits	3.68	3.93	3.80	3.55	3.30	3.24	2.90
Including interest on ASB deposits	3.54	3.78	3.65	3.42	3.15	3.04	2.65
Hawaiian Electric and Subsidiaries	4.03	4.19	4.04	3.72	3.37	3.52	2.88

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
See HEI Exhibit 12.1 and Hawaiian Electric Exhibit 12.2.

Item 6. Exhibits

HEI Exhibit 12.1
Hawaiian Electric Industries, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, nine months ended September 30, 2015 and 2014 and years ended December 31, 2014, 2013, 2012, 2011 and 2010

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

Hawaiian Electric Exhibit 12.2
Hawaiian Electric Company, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, nine months ended September 30, 2015 and 2014 and years ended December 31, 2014, 2013, 2012, 2011 and 2010

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