Form 10-K
period 2015-12-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2016-02-23
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Hawaiian Electric Industries Inc.	Large accelerated filer X Accelerated filer Non-accelerated filer (Do not check if a smaller reporting company) Smaller reporting company	Hawaiian Electric Company, Inc.	Large accelerated filer Accelerated filer Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries Inc. Yes No X	Hawaiian Electric Company, Inc. Yes No X

	Aggregate market value of the voting and non- voting common equity held by non-affiliates of the registrants as of	Number of shares of common stock outstanding of the registrants as of
	June 30, 2015	June 30, 2015	February 12, 2016
Hawaiian Electric Industries, Inc. (HEI)	$3,194,385,337	107,446,530 (Without par value)	107,624,726 (Without par value)
Hawaiian Electric Company, Inc. (Hawaiian Electric)	None	15,805,327 ($6 2/3 par value)	15,805,327 ($6 2/3 par value)

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

Selected sections of Proxy Statement of HEI for the 2016 Annual Meeting of Shareholders to be filed-Part III

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
Company
When used in Hawaiian Electric Industries, Inc. sections and in the Notes to Consolidated Financial Statements, “Company” refers to Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B.; HEI Properties, Inc. (dissolved in 2015); Hawaiian Electric Industries Capital Trust II and Hawaiian Electric Industries Capital Trust III (inactive financing entities - dissolved and terminated in 2015); and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.).
When used in Hawaiian Electric Company, Inc. sections, “Company” refers to Hawaiian Electric Company, Inc. and its direct subsidiaries.

Consolidated Financial Statements	HEI’s and Hawaiian Electric's combined Consolidated Financial Statements, including notes, in Item 8 of this Form 10-K
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
CT-1	Combustion turbine No. 1
D&O	Decision and order
DBEDT	State of Hawaii Department of Business Economic Development and Tourism
DBF	State of Hawaii Department of Budget and Finance
DG	Distributed generation
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOH	Department of Health of the State of Hawaii
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
DSM	Demand-side management
ECAC	Energy cost adjustment clause
EEPS	Energy Efficiency Portfolio Standards
EGU	Electrical generating unit
EIP	2010 Executive Incentive Plan, as amended
EPA	Environmental Protection Agency - federal
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERL	Environmental Response Law of the State of Hawaii
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
federal	U.S. Government

GLOSSARY OF TERMS (continued)

Terms	Definitions

FERC	Federal Energy Regulatory Commission
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Financing Corporation
Fitch	Fitch Ratings, Inc.
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GNMA	Government National Mortgage Association
Gramm Act	Gramm-Leach-Bliley Act of 1999
HC&S	Hawaiian Commercial & Sugar Company, a division of A&B-Hawaii, Inc.
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
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
HEI
Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., HEI Properties, Inc. (dissolved in 2015), Hawaiian Electric Industries Capital Trust II (dissolved and terminated in 2015), Hawaiian Electric Industries Capital Trust III (dissolved and terminated in 2015) and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.).

HEI's 2016 Proxy Statement
Selected sections of Proxy Statement for the 2016 Annual Meeting of Shareholders of Hawaiian Electric Industries, Inc. to be filed after the date of this Form 10-K, which are incorporated in this Form 10-K by reference

HEI’s MD&A	Hawaiian Electric Industries, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K
HEIPI	HEI Properties, Inc. (dissolved in 2015), a wholly-owned subsidiary of Hawaiian Electric Industries, Inc.
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HEP	Hamakua Energy Partners, L.P., formerly known as Encogen Hawaii, L.P.
HTB
Hawaiian Tug & Barge Corp. On November 10, 1999, HTB sold substantially all of its operating assets and the stock of its subsidiary, Young Brothers, Limited, and changed its name to The Old Oahu Tug Services, Inc.

HPower	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
IRP	Integrated resource plan
IRR	Interest rate risk
Kalaeloa	Kalaeloa Partners, L.P.
kV	Kilovolt
kW	Kilowatt/s (as applicable)
KWH	Kilowatthour/s (as applicable)
LNG	Liquefied natural gas
LSFO	Low sulfur fuel oil
LTIP	Long-term incentive plan
MATS	Mercury and Air Toxics Standards
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
MBtu	Million British thermal unit
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger
As provided in the Merger Agreement, merger of Merger Sub I with and into HEI, with HEI surviving, and then merger of HEI with and into Merger Sub II, with Merger Sub II surviving as a wholly owned subsidiary of NEE

Merger Agreement	Agreement and Plan of Merger by and among HEI, NEE, Merger Sub II and Merger Sub I, dated December 3, 2014
Merger Sub I	NEE Acquisition Sub II, Inc., a Delaware corporation and a wholly owned subsidiary of NEE

GLOSSARY OF TERMS (continued)

Terms	Definitions

Merger Sub II	NEE Acquisition Sub I, LLC, a Delaware limited liability company and a wholly owned subsidiary of NEE
Moody’s	Moody’s Investors Service’s
MSFO	Medium sulfur fuel oil
MOU	Memorandum of Understanding
MW	Megawatt/s (as applicable)
NA	Not applicable
NAAQS	National Ambient Air Quality Standard
NEE	NextEra Energy, Inc.
NEM	Net energy metering
NII	Net interest income
NM	Not meaningful
NPBC	Net periodic benefits costs
NQSO	Nonqualified stock options
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
OTS	Office of Thrift Supervision, Department of Treasury
OTTI	Other-than-temporary impairment
PBO	Projected benefit obligation
PCB	Polychlorinated biphenyls
PGV	Puna Geothermal Venture
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PSD	Prevention of Significant Deterioration
PSIPs	Power Supply Improvement Plans
PUC	Public Utilities Commission of the State of Hawaii
PURPA	Public Utility Regulatory Policies Act of 1978
QF	Qualifying Facility under the Public Utility Regulatory Policies Act of 1978
QTL	Qualified Thrift Lender
RAM	Rate adjustment mechanism
RBA	Revenue balancing account
Registrant	Each of Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc.
REIP	Renewable Energy Infrastructure Program
RFP	Request for proposals
RHI	Renewable Hawaii, Inc., a wholly-owned nonregulated subsidiary of Hawaiian Electric Company, Inc.
ROA	Return on assets
ROACE	Return on average common equity
RORB	Return on rate base
RPS	Renewable portfolio standards
S&P	Standard & Poor’s
SAR	Stock appreciation right
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference (or means refer to the referenced section in this document or the referenced exhibit or other document)
SLHCs	Savings & Loan Holding Companies
SOIP	1987 Stock Option and Incentive Plan, as amended. Shares of HEI common stock reserved for issuance under the SOIP were deregistered and delisted in 2015.
Spin-Off	The distribution to HEI shareholders of all of the common stock of ASB Hawaii immediately prior to the Merger
SPRBs	Special Purpose Revenue Bonds
ST	Steam turbine
state	State of Hawaii
TDR	Troubled debt restructuring

GLOSSARY OF TERMS (continued)

Terms	Definitions

Tesoro	Tesoro Hawaii Corporation dba BHP Petroleum Americas Refining Inc., a fuel oil supplier
TOOTS	The Old Oahu Tug Service, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc.
Trust III	HECO Capital Trust III
UBC	Uluwehiokama Biofuels Corp., a wholly-owned nonregulated subsidiary of Hawaiian Electric Company, Inc.
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity

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
Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:

•
the successful and timely completion of the proposed Merger with NextEra Energy, Inc. (NEE), which could be materially and adversely affected by, among other things, resolving the litigation brought in connection with the proposed Merger, obtaining (and the timing and terms and conditions of) required governmental and regulatory approvals, and the ability to maintain relationships with employees, customers or suppliers, as well as the ability to integrate the businesses;

•	the ability of ASB Hawaii, Inc. (ASB Hawaii) and its subsidiary, American Savings Bank, F.S.B. (ASB), to operate successfully after the Spin-Off;

•
international, national and local economic conditions, including the state of the Hawaii tourism, defense and construction industries, the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans held by ASB, which could result in higher loan loss provisions and write-offs), decisions concerning the extent of the presence of the federal government and military in Hawaii, the implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions, and the potential impacts of global developments (including global economic conditions and uncertainties, unrest, the conflict in Syria, terrorist acts by ISIS or others, potential conflict or crisis with North Korea and potential pandemics);

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

•
the potential delay by the Public Utilities Commission of the State of Hawaii (PUC) in considering (and potential disapproval of actual or proposed) renewable energy proposals and related costs; reliance by the Utilities on outside parties such as the state, independent power producers (IPPs) and developers; and uncertainties surrounding technologies, solar power, wind power, proposed undersea cables, biofuels, environmental assessments required to meet renewable portfolio standards (RPS) goals and the impacts of implementation of the renewable energy proposals on future costs of electricity;

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

•
decisions by the PUC and by other agencies and courts on land use, environmental and other permitting issues (such as required corrective actions, restrictions and penalties that may arise, such as with respect to environmental conditions or RPS);

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
Besides Hawaiian Electric and its subsidiaries, HEI also currently owns directly or indirectly the following subsidiaries: ASB Hawaii, Inc. (ASB Hawaii) (a holding company, formerly known as American Savings Holdings, Inc.) and its subsidiary, American Savings Bank, F.S.B. (ASB); HEI Properties, Inc. (HEIPI), which was dissolved on December 11, 2015; Hawaiian Electric Industries Capital Trusts II and III (both formed in 1997 to be available for trust securities financings, but both were dissolved and terminated on December 14, 2015); and The Old Oahu Tug Service, Inc. (TOOTS).
ASB, acquired by HEI in 1988, is one of the largest financial institutions in the State of Hawaii with assets of $6.0 billion as of December 31, 2015.
HEIPI, whose predecessor company was formed in February 1998, held venture capital investments. HEIPI was dissolved on December 11, 2015.
TOOTS administers certain employee and retiree-related benefit programs and monitors matters related to its predecessor’s former maritime freight transportation operations.
The proposed Merger and Merger Agreement. On December 3, 2014, HEI, NextEra Energy, Inc., a Florida corporation (NEE), NEE Acquisition Sub I, LLC, a Delaware limited liability company and a wholly owned subsidiary of NEE (Merger Sub II) and NEE Acquisition Sub II, Inc., a Delaware corporation and a wholly owned subsidiary of NEE (Merger Sub I), entered into an Agreement and Plan of Merger (the Merger Agreement). The Merger Agreement provides for Merger Sub I to merge with and into HEI, with HEI surviving, and then for HEI to merge with and into Merger Sub II, with Merger Sub II surviving (the Merger). The Merger Agreement provides that, prior to completion of the Merger, HEI will distribute to its shareholders, on a pro-rata basis, all of the issued and outstanding shares of ASB Hawaii, Inc., a Hawaii corporation and wholly owned subsidiary of HEI and direct parent company of ASB (the Spin-Off). The closing of the Merger is subject to various conditions, including federal and state regulatory approvals. For additional information concerning the proposed Merger, see Note 2 of the Consolidated Financial Statements.
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
Bank regulations generally prohibit savings and loan holding companies and their nonthrift subsidiaries from engaging in activities other than those which are specifically enumerated in the regulations. However, the unitary savings and loan holding company relationship among HEI, ASB Hawaii and ASB is “grandfathered” under the Gramm-Leach-Bliley Act of 1999 (Gramm Act) so that HEI and its subsidiaries are able to continue to engage in their current activities so long as ASB satisfies the qualified thrift lender (QTL) test discussed under “Bank—Regulation—Qualified thrift lender test.” ASB met the QTL test at all times during 2015; however, the failure of ASB to satisfy the QTL test in the future could result in a need for HEI to divest ASB. If the Spin-Off and Merger are completed, these regulatory limitations will be eliminated since ASB Hawaii and ASB will no longer be affiliated with HEI and will not become affiliates of NextEra.
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
The abilities of certain of HEI’s subsidiaries to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions. Under the PUC Agreement, in the event that the consolidated common stock equity of the electric utility subsidiaries falls below 35% of the total capitalization of the electric utilities (including the current maturities of long-term debt, but excluding short-term borrowings), the electric utility subsidiaries would, absent PUC approval, be restricted in their payment of cash dividends to 80% of the earnings available for the payment of dividends in the current fiscal year and preceding five years, less the amount of dividends paid during that period. The PUC Agreement also provides that the foregoing dividend restriction shall not be construed as relinquishing any right the PUC may have to review the dividend policies of the electric utility subsidiaries. As of December 31, 2015, the consolidated common stock equity of HEI’s electric utility subsidiaries was 57% of their total capitalization (as calculated for purposes of the PUC Agreement). As of December 31, 2015, Hawaiian Electric and its subsidiaries had common stock equity of $1.7 billion of which approximately $711 million was not available for transfer to HEI without regulatory approval.

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
Employees.  The Company had full-time employees as follows:

December 31	2015	2014	2013	2012	2011
HEI	39	44	43	42	40
Hawaiian Electric and its subsidiaries	2,727	2,759	2,764	2,658	2,518
ASB and its subsidiaries	1,152	1,162	1,159	1,170	1,096
	3,918	3,965	3,966	3,870	3,654
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
Electric utility
Hawaiian Electric and subsidiaries and service areas.  Hawaiian Electric, Hawaii Electric Light and Maui Electric (Utilities) are regulated operating electric public utilities engaged in the production, purchase, transmission, distribution and sale of electricity on the islands of Oahu; Hawaii; and Maui, Lanai and Molokai, respectively. Hawaiian Electric acquired Maui Electric in 1968 and Hawaii Electric Light in 1970. In 2015, the electric utilities’ revenues and net income amounted to approximately 90% and 85%, respectively, of HEI’s consolidated revenues and net income, compared to approximately 92% and 82% in 2014 and approximately 92% and 76% in 2013, respectively.

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
Sales of electricity.

Years ended December 31	2015		2014		2013
(dollars in thousands)	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues
Hawaiian Electric	302,958	$1,636,245	301,953	$2,134,094	299,528	$2,116,214
Hawaii Electric Light	84,309	343,843	83,421	420,647	82,637	430,272
Maui Electric	70,533	343,722	70,042	420,734	69,577	422,205
	457,800	$2,323,810	455,416	$2,975,475	451,742	$2,968,691
* As of December 31.
Seasonality.  Kilowatthour (KWH) sales of the Utilities follow a seasonal pattern, but they do not experience extreme seasonal variations due to extreme weather variations experienced by some electric utilities on the U.S. mainland. KWH sales in Hawaii tend to increase in the warmer, more humid months, probably as a result of increased demand for air conditioning.
Significant customers.  The Utilities derived approximately 11%, 12% and 11% of their operating revenues in 2015, 2014 and 2013 respectively, from the sale of electricity to various federal government agencies.
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
State of Hawaii and U.S. Department of Energy MOU.  On September 15, 2014, the State of Hawaii and the U.S. Department of Energy executed a Memorandum of Understanding (MOU) recognizing that Hawaii is embarking on the next phase of its clean energy future. The MOU provides the framework for a comprehensive, sustained effort to better realize its vast renewable energy potential and allow Hawaii to push forward in three main areas: the power sector, transportation and energy efficiency. This next phase will focus on stimulating deployment of clean energy infrastructure as a catalyst for economic growth, energy system innovation and test bed investments.
The PUC issued a decision and order (D&O) on January 3, 2012 approving a framework for Energy Efficiency Portfolio Standards (EEPS) that set 2008 as the initial base year for evaluation and linearly allocated the 2030 goal to interim incremental reduction goals of 1,375 GWH by 2015 and 975 GWH by each of the years 2020, 2025 and 2030. These goals may be revised through goal evaluations scheduled every five years or as the result of recommendations by an EEPS technical working group (TWG) for consideration by the PUC. The interim and final reduction goals will be allocated among contributing entities by the EEPS TWG. The PUC may establish penalties in the future for failure to meet the goals. Another of the initiatives under the Energy Agreement was advanced when the PUC approved the implementation of revenue decoupling for the Utilities under which they are allowed to recover PUC-approved revenue requirements that are not based on the amount of electricity sold. Both the EEPS and the implementation of revenue decoupling could have an impact on sales.
The statewide Energy Efficiency Potential Study issued in December 2013 indicated that Hawaii was on track to meet the 2015 interim EEPS target, and that available untapped energy efficiency resources in Hawaii exceed the EEPS goal of 4,300 GWH. The PUC convened a meeting of the EEPS Technical Working Group in January 2014 to review the results of the statewide Energy Efficiency Potential Study. Although the results of the potential study indicate that available untapped energy efficiency resources in Hawaii exceed the overall goal, no changes were made to the goals or Framework that govern the achievement of EEPS. Neither HEI nor Hawaiian Electric management can predict with certainty the impact of these or other governmental mandates or the September 2014 MOU on HEI’s or Hawaiian Electric’s future results of operations, financial condition or liquidity.

Selected consolidated electric utility operating statistics.

Years ended December 31	2015	2014	2013	2012	2011
KWH sales (millions)
Residential	2,396.5	2,379.7	2,450.9	2,582.0	2,769.7
Commercial	2,977.8	3,022.0	3,105.9	3,074.4	3,203.8
Large light and power	3,532.9	3,524.5	3,462.7	3,499.8	3,503.4
Other	49.3	50.0	50.0	49.8	50.0
	8,956.5	8,976.2	9,069.5	9,206.0	9,526.9
KWH net generated and purchased (millions)
Net generated	5,124.5	5,131.3	5,352.0	5,601.7	6,022.2
Purchased	4,308.3	4,306.7	4,195.2	4,093.2	4,009.7
	9,432.8	9,438.0	9,547.2	9,694.9	10,031.9
Losses and system uses (%)	4.8	4.7	4.8	4.8	4.8
Energy supply (December 31)
Net generating capability—MW	1,669	1,787	1,787	1,787	1,787
Firm purchased capability—MW	551	575	567	545	540
Other purchased capability—MW	4	—	—	—	—
	2,224	2,362	2,354	2,332	2,327
Net peak demand—MW1	1,610	1,554	1,535	1,535	1,530
Btu per net KWH generated	10,632	10,613	10,570	10,533	10,609
Average fuel oil cost per Mbtu (cents)	1,206.5	2,087.6	2,103.2	2,210.4	1,986.7
Customer accounts (December 31)
Residential	400,655	398,256	394,910	392,025	390,133
Commercial	54,878	54,924	54,616	54,005	53,904
Large light and power	659	596	556	577	567
Other	1,608	1,640	1,660	1,636	1,625
	457,800	455,416	451,742	448,243	446,229
Electric revenues (thousands)
Residential	$709,886	$879,605	$892,438	$952,159	$946,653
Commercial	798,202	1,027,588	1,044,166	1,060,983	1,024,725
Large light and power	802,366	1,051,119	1,015,079	1,062,226	976,949
Other	13,356	17,163	17,008	17,392	16,172
	$2,323,810	$2,975,475	$2,968,691	$3,092,760	$2,964,499
Average revenue per KWH sold (cents)	25.90	33.15	32.73	33.60	31.12
Residential	29.62	36.93	36.41	36.88	34.18
Commercial	26.81	34.00	33.62	34.51	31.99
Large light and power	22.71	29.82	29.31	30.35	27.89
Other	27.05	34.36	34.02	34.93	32.37
Residential statistics
Average annual use per customer account (KWH)	5,996	6,000	6,220	6,596	7,117
Average annual revenue per customer account	$1,776	$2,218	$2,265	$2,432	$2,433
Average number of customer accounts	399,674	396,640	394,024	391,437	389,160

[1]	Sum of the net peak demands on all islands served, noncoincident and nonintegrated.

Generation statistics.  The following table contains certain generation statistics as of and for the year ended December 31, 2015. The net generating and firm purchased capability available for operation at any given time may be more or less than shown because of capability restrictions or temporary outages for inspection, maintenance, repairs or unforeseen circumstances.

	Island of Oahu- Hawaiian Electric		Island of Hawaii- Hawaii Electric Light	Island of Maui- Maui Electric	Island of Lanai- Maui Electric	Island of Molokai- Maui Electric	Total
Net generating and firm purchased capability (MW) as of December 31, 2015[1]
Conventional oil-fired steam units	999.5		49.4	35.9	—	—	1,084.8
Diesel	8.0	[2]	27.0	96.8	10.1	9.6	151.5
Combustion turbines (peaking units)	214.8		—	—	—	—	214.8
Other combustion turbines	—		46.3	—	—	2.2	48.5
Combined-cycle unit	—		56.3	113.6	—	—	169.9
Firm contract power[3]	456.5		94.6	—	—	—	551.1
Other purchased capability[5]	—		—	4.0	—	—	4.0
	1,678.8		273.6	250.3	10.1	11.8	2,224.6

Net peak demand (MW)	1,206.0		191.5	202.2	5.1	5.6	1,610.4	[4]
Reserve margin	39.2%		42.9%	24.3%	98.0%	110.7%	40.4%
Annual load factor	67.1%		68.2%	64.6%	60.5%	64.1%	66.9%
KWH net generated and purchased (millions)	7,086.1		1,143.3	1,144.9	27.0	31.5	9,432.8

[1]	Hawaiian Electric units at normal ratings; Maui Electric and Hawaii Electric Light units at reserve ratings.

[2]	Airport Dispatchable Standby Generation 8 MW.

[3]
Nonutility generators— Hawaiian Electric: 208 MW (Kalaeloa Partners, L.P., oil-fired), 180 MW (AES Hawaii, Inc., coal-fired), and 68.5 MW (HPower, refuse-fired); Hawaii Electric Light: 34.6 MW (Puna Geothermal Venture, geothermal) and 60 MW (Hamakua Energy Partners, L.P., oil-fired).

[4]	Noncoincident and nonintegrated.

[5]
In October 2015, the PPA between Maui Electric and HC&S was amended, changing the pricing structure and rates for energy and eliminated the capacity payment to Hawaiian Commercial & Sugar Company (HC&S) and Maui Electric's minimum purchase obligation. Maui Electric may still request up to 4 MW of scheduled energy during certain months and may be provided up to 16 MW of emergency power.

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
Hawaiian Electric firm capacity PPAs.  Hawaiian Electric currently has three major PPAs that provide a total of 456.5 MW of firm capacity, representing 27% of Hawaiian Electric’s total net generating and firm purchased capacity on Oahu as of December 31, 2015. In March 1988, Hawaiian Electric entered into a PPA with AES Barbers Point, Inc. (now known as AES Hawaii, Inc. (AES Hawaii)), a Hawaii-based, indirect subsidiary of The AES Corporation. The agreement with AES Hawaii, as amended (through Amendment No. 2), provides that, for a period of 30 years beginning September 1992, Hawaiian Electric will purchase 180 megawatts (MW) of firm capacity. The AES Hawaii 180 MW coal-fired cogeneration plant utilizes a “clean coal” technology and is designed to sell sufficient steam to be a “Qualifying Facility” (QF) under the Public Utility Regulatory Policies Act of 1978 (PURPA). In August 2012, Hawaiian Electric filed an application with the PUC seeking an exemption from the PUC’s Competitive Bidding Framework to negotiate an amendment to the PPA to purchase 186 MW of firm capacity, extend the PPA term until September 2032, and amend the energy pricing formula in the PPA. The PUC approved the exemption in April 2013. In November 2015, Hawaiian Electric entered into Amendment No. 3 to the PPA, subject to PUC approval. See “Commitments and contingencies, Power purchase agreements, AES Hawaii, Inc.” in Note 4 to the Consolidated Financial Statements.
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
Hawaii Electric Light and Maui Electric firm capacity PPAs.  As of December 31, 2015, Hawaii Electric Light has PPAs for 119.5 MW (of which 94.6 MW are currently available, 3.4 MW are pending and 21.5 MW are expected to be added in 2016) and Maui Electric has a PPA for up to 4 MW of scheduled energy and up to 16 MW of emergency power.
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
In October 1997, Hawaii Electric Light entered into an agreement with Encogen, which has been succeeded by Hamakua Energy Partners, L. P. (HEP). The agreement requires Hawaii Electric Light to purchase up to 60 MW (net) of firm capacity for a period of 30 years, expiring on December 31, 2030. The dual-train combined-cycle DTCC facility, which primarily burns naphtha, consists of two oil-fired combustion turbines and a steam turbine that utilizes waste heat from the combustion turbines. In December 2015, Hawaii Electric Light signed an agreement to purchase the 60 MW HEP generating plant, subject to PUC approval. In February 2016, Hawaii Electric Light and Hawaiian Electric filed an application with the PUC requesting approval  of Hawaii Electric Light’s purchase of the HEP Facility, the parties’ proposed financing plan, the recovery of revenue requirements for the plant additions associated with the purchase through Hawaii Electric Light’s Decoupling Rate Adjustment Mechanism above the RAM Cap, the inclusion of the costs under certain fuel contracts through Hawaii Electric Light’s ECAC and termination of the existing PPA.
In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua Bioenergy, LLC (Hu Honua) for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Per the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction delays, has failed to meet its current obligations under the PPA and failed to provide adequate assurances that it can perform or has the financial means to perform. Absent compelling changes in circumstances, Hawaii Electric Light currently intends to terminate the PPA effective March 1, 2016.

Maui Electric had a PPA with HC&S for 16 MW of firm capacity. Subsequently, HC&S decreased firm capacity to 8 MW effective January 1, 2015. In October 2015, following PUC approval, an amended PPA between Maui Electric and HC&S became effective, which changed the pricing structure and rates for energy sold to Maui Electric, eliminated the capacity payment to HC&S and Maui Electric’s minimum purchase obligation, provided that Maui Electric may request up to 4 MW of scheduled energy during certain months and be provided up to 16 MW of emergency power and extended the term of the PPA from 2014 to 2017. The HC&S generating units primarily burn bagasse (sugar cane waste) along with secondary fuels of diesel oil or coal. In January 2016, HC&S announced it will discontinue the growing and harvesting of sugar cane, and provided Maui Electric with a notice of termination of the amended PPA effective January 6, 2017 since it will discontinue the growing and harvesting of sugar cane.
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
The following table sets forth the average cost of fuel oil used by Hawaiian Electric, Hawaii Electric Light and Maui Electric to generate electricity in 2015, 2014 and 2013:

	Hawaiian Electric		Hawaii Electric Light		Maui Electric		Consolidated
	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu
2015	71.86	1,144.8	79.03	1,307.3	84.38	1,425.7	74.71	1,206.5
2014	130.71	2,075.4	121.49	2,002.5	130.51	2,198.9	129.65	2,087.6
2013	130.85	2,068.2	125.81	2,064.7	135.57	2,286.3	131.10	2,103.2
The average per-unit cost of fuel oil consumed to generate electricity for Hawaiian Electric, Hawaii Electric Light and Maui Electric reflects a different volume mix of fuel types and grades as follows:

	Hawaiian Electric		Hawaii Electric Light		Maui Electric
	LSFO	Diesel/Biodiesel	MSFO	Diesel	MSFO	Diesel/Biodiesel
2015	96%	4%	43%	57%	16%	84%
2014	97	3	47	53	20	80
2013	98	2	53	47	18	82
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

The prices that Hawaiian Electric, Hawaii Electric Light and Maui Electric pay for purchased energy from certain older nonutility generators are generally linked to the price of oil. The AES Hawaii energy prices vary primarily with an inflation index. The energy prices for Kalaeloa, which purchases LSFO from Hawaii Independent Energy (formerly Tesoro Hawaii Corporation), vary primarily with the price of Asian crude oil. A portion of PGV energy prices are based on the electric utilities’ respective short-run avoided energy cost rates (which vary with their composite fuel costs), subject to minimum floor rates specified in their approved PPA. HEP energy prices vary primarily with Hawaii Electric Light’s diesel costs.
The Utilities estimate that 67% of the net energy they generate or purchase will come from fossil fuel oil in 2016 compared to 70% in 2015. Hawaiian Electric generally maintains an average system fuel inventory level equivalent to 47 days of forward consumption. Hawaii Electric Light and Maui Electric generally maintain an average system fuel inventory level equivalent to approximately one month’s supply of both MSFO and diesel. The PPAs with AES Hawaii and HEP require that they maintain certain minimum fuel inventory levels.
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
Public Utilities Commission and Division of Consumer Advocacy of the Department of Commerce and Consumer Affairs of the State of Hawaii.  Randall Y. Iwase is the Chair of the PUC (for a term that will expire in June 2020) and was formerly a state legislator, Honolulu city council member, supervising deputy attorney general, and Chair of the Hawaii State Tax Review Commission. The other commissioners are Michael E. Champley (for a term that will expire in June 2016), who previously was a senior energy consultant and a senior executive with DTE Energy, and Lorraine H. Akiba (for a term that will expire in June 2018), who previously was an attorney in private practice who earlier served as the Director of the State Department of Labor and Industrial Relations.
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
In 2015, Hawaii’s RPS law was amended to require electric utilities to meet an RPS of 15%, 30%, 40%, 70% and 100% by December 31, 2015, 2020, 2030, 2040 and 2045 respectively. Energy savings resulting from energy efficiency programs do not count toward the RPS since 2014 (only electrical generation using renewable energy as a source counts).
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
See also “HEI–Regulation” above.

Environmental regulation.  Hawaiian Electric, Hawaii Electric Light and Maui Electric, like other utilities, are subject to periodic inspections by federal, state and, in some cases, local environmental regulatory agencies, including agencies responsible for the regulation of water quality, air quality, hazardous and other waste and hazardous materials. These inspections may result in the identification of items needing corrective or other action. Except as otherwise disclosed in this report (see “Certain factors that may affect future results and financial condition–Environmental matters” for HEI Consolidated, the Electric utility and the Bank sections in HEI’s MD&A and Note 4 of the Consolidated Financial Statements, which are incorporated herein by reference), the Company believes that each subsidiary has appropriately responded to environmental conditions requiring action and that, as a result of such actions, such environmental conditions will not have a material adverse effect on the Company or Hawaiian Electric.
Water quality controls.  The generating stations, substations and other utility facilities operate under federal and state water quality regulations and permits, including but not limited to the Clean Water Act National Pollution Discharge Elimination System (governing point source discharges, including wastewater and storm water discharges), Underground Injection Control (regulating disposal of wastewater into the subsurface), the Spill Prevention, Control and Countermeasure (SPCC) program, the Oil Pollution Act of 1990 (OPA) (governing actual or threatened oil releases and imposing strict liability on responsible parties for clean-up costs and damages to natural resources and property), and other regulations associated with discharges of oil and other substances to surface water. The federal Environmental Protection Agency (EPA) regulations under OPA also require certain facilities that use or store petroleum to prepare and implement SPCC Plans in order to prevent releases of petroleum to navigable waters of the U.S. The Utilities' facilities that are subject to SPCC Plan requirements, including most power plants, base yards, and certain substations, have prepared and are implementing SPCC Plans.
In 2014 and 2015, the Utilities did not experience any significant petroleum releases. The Company believes that each subsidiary’s costs of responding to petroleum releases to date will not have a material adverse effect on the respective subsidiary or the Company.
Air quality controls.  The Clean Air Act (CAA) amendments of 1990, among other things, established the federal Title V Operating Permit Program (in Hawaii known as the Covered Source Permit program) and greatly expanded the regulatory requirements for monitoring and controlling hazardous air pollutants from mission sources. Under Title V, more stringent National Ambient Air Quality Standards (NAAQS) affect new or modified generating units by requiring a permit to construct under the CAA Prevention of Significant Deterioration (PSD) program and the controls necessary to meet the NAAQS.
Title V operating permits have been issued for all of the Utilities’ affected generating units.
Hazardous waste and toxic substances controls.  The operations of the electric utility and former freight transportation subsidiaries of HEI are subject to EPA regulations that implement provisions of the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA, also known as Superfund), the Superfund Amendments and Reauthorization Act (SARA), and the Toxic Substances Control Act (TSCA).
RCRA underground storage tank (UST) regulations require all facilities that use USTs for storing petroleum products to comply with established leak detection, spill prevention, standards for tank design and retrofits, financial assurance, and tank decommissioning and closure requirements. All of the Utilities’ USTs currently meet the applicable requirements.
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
The TSCA regulations specify procedures for the handling and disposal of polychlorinated biphenyls (PCBs), a compound found in some transformer and capacitor dielectric fluids. The TSCA regulations also apply to responses to releases of PCBs to the environment. The Utilities have instituted procedures to monitor compliance with these regulations and have implemented a program to identify and replace PCB transformers and capacitors in their systems. Management believes that all of the Utilities' facilities are currently in compliance with PCB regulations. In April 2010, the EPA issued an Advance Notice of Proposed Rule Making announcing its intent to reassess PCB regulations. The EPA projects that it will publish a notice of proposed rule making in March 2016.
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
Research and development.  The Utilities expensed approximately $3.3 million, $2.9 million and $3.4 million in 2015, 2014 and 2013, respectively, for research and development (R&D). In 2015, 2014 and 2013, the electric utilities’ contributions to the Electric Power Research Institute accounted for approximately 67%, 76% and 64% of R&D expenses, respectively. Included in the R&D expenses were amounts related to new and emerging technologies, biofuels, energy storage, demand response, environmental compliance, power quality, electric and hybrid plug in vehicles and other renewables (e.g., integration of distributed energy resources onto the utility grid, grid modernization, solar resource evaluation, advanced inverter testing, and modeling of high PV penetration circuits).
Additional information.  For additional information about Hawaiian Electric, see Hawaiian Electric’s MD&A, Hawaiian Electric’s “Quantitative and Qualitative Disclosures about Market Risk” and Hawaiian Electric’s Consolidated Financial Statements.
Properties. Hawaiian Electric owns and operates four generating plants on the island of Oahu at Honolulu, Waiau, Kahe and Campbell Industrial Park (CIP). These plants have an aggregate net generating capability of 1,214 MW as of December 31, 2015. Hawaiian Electric's generating plant in Honolulu was deactivated in 2014, and the City and County of Honolulu is seeking to condemn a portion of the plant site for its rail project. The four plants are situated on Hawaiian Electric-owned land having a combined area of 535 acres and three parcels of land totaling 5.5 acres under leases expiring between June 30, 2016 and December 31, 2018, with options to extend to June 30, 2026. In addition, Hawaiian Electric owns a total of 132 acres of land on which substations, transformer vaults, distribution baseyards and the Kalaeloa cogeneration facility are located.
Hawaiian Electric owns buildings and approximately 11.6 acres of land located in Honolulu which house its operating and engineering departments. It also leases an office building and certain office spaces in Honolulu, and a warehousing center in Kapolei. The lease for the office building expires in November 2021, with an option to extend through November 2024. Leases for certain office and warehouse spaces expire on various dates from March 31, 2016 through July 31, 2025, some with options to extend to various dates through December 31, 2034.
Hawaiian Electric's Barbers Point Tank Farm (BPTF) has three storage tanks with an aggregate of 1 million barrels of storage for LSFO. The BPTF is located in Campbell Industrial Park, on the same property as the CIP Generating Station, and is the central fuel storage facility where LSFO purchased by Hawaiian Electric is received and stored. From the BPTF, LSFO is transported via Hawaiian Electric owned underground pipelines to the Kahe and Waiau Power Plants. Hawaiian Electric also has fuel storage facilities at each of its plant sites with a nominal aggregate capacity of 770,000 barrels for LSFO storage, 44,000 barrels for diesel storage, and 88,000 barrels for biodiesel storage. Hawaiian Electric also owns a fuel storage facility at Iwilei that was used to provide fuel to the Honolulu Power Plant. The Honolulu Power Plant was deactivated on January 31, 2014 and any future fuel supplies will be delivered directly to the plant by truck. The Iwilei fuel storage facility's tanks and pumping infrastructure are being removed, and the facility is being reconfigured for other purposes.
Hawaii Electric Light owns and operates four generating plants on the island of Hawaii in Hilo, Waimea, Keahole and Puna, along with distributed generators at substation sites. These plants have an aggregate net generating capability of 179 MW as of December 31, 2015 (excluding several small run-of-river hydro units). Hawaii Electric Light's Shipman plant in Hilo was deactivated in 2014 and retired in 2015. The plants (including a baseyard on the same parcel as the Hilo plant) are situated on Hawaii Electric Light-owned land having a combined area of approximately 44 acres. The distributed generators are located within Hawaii Electric Light-owned substation sites having a combined area of approximately 4 acres. Hawaii Electric Light also owns fuel storage facilities at these sites with a usable storage capacity of 48,000 barrels of bunker oil and 81,802 barrels of diesel. There are an additional 19,200 barrels of diesel and 22,770 barrels of bunker oil storage capacity for Hawaii Electric Light-owned fuel off-site at Chevron Products Company (Chevron)-owned terminalling facilities. Hawaii Electric Light pays a storage fee to Chevron and has no other interest in the property, tanks or other infrastructure situated on Chevron’s property. Hawaii Electric Light also owns 6 acres of land in Kona, which is used for a baseyard, and one acre of land in Hilo, which houses its accounting, customer services and administrative offices. Hawaii Electric Light also leases 3.7 acres of land for its baseyard in Hilo under a lease expiring in 2030. In addition, Hawaii Electric Light owns a total of approximately 100 acres of land, and leases a total of approximately 8.5 acres of land, on which hydro facilities, substations and switching stations, microwave facilities, and transmission lines are located. The deeds to the sites located in Hilo contain certain restrictions, but the restrictions do not materially interfere with the use of the sites for public utility purposes.

Maui Electric owns and operates two generating plants on the island of Maui, at Kahului and Maalaea, with an aggregate net generating capability of 244.3 MW as of December 31, 2015. The plants are situated on Maui Electric-owned land having a combined area of 28.6 acres. Maui Electric’s administrative offices and engineering and distribution departments are located on 9.1 acres of Maui Electric-owned land in Kahului. Maui Electric also owns fuel oil storage facilities at these sites with a total maximum usable capacity of 81,272 barrels of bunker oil, and 94,586 barrels of diesel. There are an additional 56,358 barrels of diesel oil storage capacity for Maui Electric-owned fuel off-site at Aloha Petroleum, Ltd. (Aloha Petroleum)-owned terminalling facilities and 5,000 barrels of diesel oil storage capacity for Maui Electric-owned fuel off-site at Chevron Products Company (Chevron)-owned terminalling facilities. Maui Electric pays storage fees to Aloha Petroleum and Chevron. Maui Electric owns two 1 MW stand-by diesel generators and a 6,000 gallon fuel storage tank located in Hana. Maui Electric owns 65.7 acres of undeveloped land at Waena. Most of this Waena land is currently used for agricultural purposes by the former landowner.
Maui Electric also owns and operates smaller distribution systems, generation systems (with an aggregate net capability of 21.9 MW as of December 31, 2015) and fuel storage facilities on the islands of Lanai and Molokai, primarily on land owned by Maui Electric.
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
Bank
General.  ASB was granted a federal savings bank charter in January 1987. Prior to that time, ASB had operated since 1925 as the Hawaii division of American Savings & Loan Association of Salt Lake City, Utah. As of December 31, 2015, ASB was one of the largest financial institutions in the State of Hawaii based on total assets of $6.0 billion and deposits of $5.0 billion. In 2015, ASB’s revenues and net income amounted to approximately 10% and 34% of HEI’s consolidated revenues and net income, respectively, compared to approximately 8% and 31% in 2014 and approximately 8% and 36% in 2013, respectively.
At the time of HEI’s acquisition of ASB in 1988, HEI agreed with the OTS’ predecessor regulatory agency that ASB’s regulatory capital would be maintained at a level of at least 6% of ASB’s total liabilities, or at such greater amount as may be required from time to time by regulation. Under the agreement, HEI’s obligation to contribute additional capital to ensure that ASB would have the capital level required by the OTS was limited to a maximum aggregate amount of approximately $65.1 million. As of December 31, 2015, as a result of certain HEI contributions of capital to ASB, HEI’s maximum obligation under the agreement to contribute additional capital has been reduced to approximately $28.3 million. ASB is subject to OCC regulations on dividends and other distributions and ASB must receive a letter of non-objection from the OCC and FRB before it can declare and pay a dividend to HEI.
The following table sets forth selected data for ASB (average balances calculated using the average daily balances):

Years ended December 31	2015	2014	2013
Common equity to assets ratio
Average common equity divided by average total assets	9.53%	9.87%	9.88%
Return on assets
Net income for common stock divided by average total assets	0.95	0.95	1.13
Return on common equity
Net income for common stock divided by average common equity	9.93	9.60	11.43
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

	2015 vs. 2014			2014 vs. 2013
(in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income
Other investments	$188	$(27)	$161	$70	$1	$71
Securities purchased under resale agreements	(10)	(10)	(20)	1	(24)	(23)
Available-for-sale investment securities
Taxable	(158)	3,471	3,313	—	144	144
Non-taxable	(214)	(215)	(429)	60	(2,125)	(2,065)
Total available-for-sale investment securities	(372)	3,256	2,884	60	(1,981)	(1,921)
Loans
Residential 1-4 family	(2,451)	1,793	(658)	(5,112)	2,410	(2,702)
Commercial real estate	(1,831)	4,485	2,654	(636)	4,993	4,357
Home equity line of credit	(402)	1,197	795	1,791	3,483	5,274
Residential land	(73)	68	(5)	111	(313)	(202)
Commercial	(552)	540	(12)	(2,106)	2,212	106
Consumer	1,933	734	2,667	(113)	(348)	(461)
Total loans	(3,376)	8,817	5,441	(6,065)	12,437	6,372
Total increase (decrease) in interest income	(3,570)	12,036	8,466	(5,934)	10,433	4,499
Interest expense
Savings	—	(123)	(123)	—	(82)	(82)
Interest-bearing checking	—	(13)	(13)	—	(20)	(20)
Money market	—	9	9	10	8	18
Time certificates	—	(144)	(144)	(48)	147	99
Advances from Federal Home Loan Bank	—	—	—	459	(1,173)	(714)
Securities sold under agreements to repurchase	672	(919)	(247)	107	(139)	(32)
Total (increase) decrease in interest expense	672	(1,190)	(518)	528	(1,259)	(731)
Increase (decrease) in net interest income	$(2,898)	$10,846	$7,948	$(5,406)	$9,174	$3,768
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
Lending activities.
General.  The following table sets forth the composition of ASB’s loans receivable held for investment:

December 31	2015		2014		2013		2012		2011
(dollars in thousands)	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Real estate: [1]
Residential 1-4 family	$2,069,665	44.8	$2,044,205	46.0	$2,006,007	48.2	$1,866,450	49.2	$1,926,774	52.2
Commercial real estate	690,561	14.9	531,917	12.0	440,443	10.6	375,677	9.9	331,931	9.0
Home equity line of credit	846,294	18.3	818,815	18.4	739,331	17.8	630,175	16.6	535,481	14.5
Residential land	18,229	0.4	16,240	0.4	16,176	0.4	25,815	0.7	45,392	1.2
Commercial construction	100,796	2.2	96,438	2.2	52,112	1.3	43,988	1.2	41,950	1.1
Residential construction	14,089	0.3	18,961	0.4	12,774	0.3	6,171	0.2	3,327	0.1
Total real estate	3,739,634	80.9	3,526,576	79.4	3,266,843	78.6	2,948,276	77.8	2,884,855	78.1
Commercial	758,659	16.4	791,757	17.8	783,388	18.8	721,349	19.0	716,427	19.4
Consumer	123,775	2.7	122,656	2.8	108,722	2.6	121,231	3.2	93,253	2.5
Total loans	4,622,068	100.0	4,440,989	100.0	4,158,953	100.0	3,790,856	100.0	3,694,535	100.0
Less: Deferred fees and discounts	(6,249)		(6,338)		(8,724)		(11,638)		(13,811)
Allowance for loan losses	(50,038)		(45,618)		(40,116)		(41,985)		(37,906)
Total loans, net	$4,565,781		$4,389,033		$4,110,113		$3,737,233		$3,642,818

[1]	Includes renegotiated loans.
The increase in the loans receivable balance in 2015 was primarily due to growth in commercial real estate, home equity lines of credit (HELOC) and residential 1-4 family loan portfolios, partly offset by a decrease in the commercial loan portfolio. The growth in the commercial real estate, HELOC and residential loan portfolios was driven by demand for this loan type and was consistent with ASB's loan growth strategy.
The increase in the loans receivable balance in 2014 was primarily due to growth in commercial real estate, HELOC, commercial construction and residential 1-4 family loan portfolios. The growth in the commercial real estate and commercial construction loan portfolios were driven by demand for these loan types as the Hawaii economy continues to improve. The growth in the HELOC and residential loan portfolios were consistent with ASB’s mix target and loan growth strategy.
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

The following table summarizes our loans receivable held for investment based upon contractually scheduled principal payments allocated to the indicated maturity categories:

December 31	2015
Due	In 1 year or less	After 1 year through 5 years	After 5 years	Total
(in millions)
Commercial – Fixed	$47	$119	$18	$184
Commercial – Adjustable	216	306	53	575
Total commercial	263	425	71	759
Commercial construction – Fixed	6	—	—	6
Commercial construction – Adjustable	30	65	—	95
Total commercial construction	36	65	—	101
Residential construction – Fixed	14	—	—	14
Residential construction – Adjustable	—	—	—	—
Total residential construction	14	—	—	14
Total loans – Fixed	67	119	18	204
Total loans – Adjustable	246	371	53	670
Total loans	$313	$490	$71	$874
Origination, purchase and sale of loans.  Generally, residential and commercial real estate loans originated by ASB are collateralized by real estate located in Hawaii. For additional information, including information concerning the geographic distribution of ASB’s mortgage-related securities portfolio and the geographic concentration of credit risk, see Note 15 to the Consolidated Financial Statements. The demand for loans is primarily dependent on the Hawaii real estate market, business conditions, interest rates and loan refinancing activity.
Residential mortgage lending.  ASB originates fixed rate and adjustable rate loans secured by single family residential property, including investor-owned properties, with maturities of up to 30 years. ASB’s general policy is to require private mortgage insurance when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For non-owner-occupied residential properties, the loan-to-value ratio may not exceed 80% of the lower of the appraised value or purchase price at origination.
Construction and development lending.  ASB provides fixed rate loans for the construction of one-to-four unit residential and commercial properties. Construction loan projects are typically short term in nature. Construction and development financing generally involves a higher degree of credit risk than long-term financing on improved, occupied real estate. Accordingly, construction and development loans are generally priced higher than loans collateralized by completed structures. ASB’s underwriting, monitoring and disbursement practices with respect to construction and development financing are designed to ensure sufficient funds are available to complete construction projects. See “Loan portfolio risk elements” and “Multifamily residential and commercial real estate lending” below.
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

ASB charges the borrower at loan settlement a loan origination fee. See “Loans receivable” in Note 1 of the Consolidated Financial Statements.
Loan portfolio risk elements.  When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. If delinquencies are not cured promptly, ASB normally commences a collection action, including foreclosure proceedings in the case of real estate secured loans. In a foreclosure action, the property collateralizing the delinquent debt is sold at a public auction in which ASB may participate as a bidder to protect its interest. If ASB is the successful bidder, the property is classified as real estate owned until it is sold. As of December 31, 2015, 2014 and 2013, ASB had $1.0 million, $0.9 million and $1.2 million, respectively, of real estate acquired in settlement of loans.
In addition to delinquent loans, other significant lending risk elements include: (1) loans which accrue interest and are 90 days or more past due as to principal or interest, (2) loans accounted for on a nonaccrual basis (nonaccrual loans), and (3) loans on which various concessions are made with respect to interest rate, maturity, or other terms due to the inability of the borrower to service the obligation under the original terms of the agreement (troubled debt restructured loans). ASB loans that were 90 days or more past due on which interest was being accrued as of December 31, 2015, 2014, 2013, 2012 and 2011 were immaterial or nil. The following table sets forth certain information with respect to nonaccrual and troubled debt restructured loans:

December 31	2015	2014	2013	2012	2011
(dollars in thousands)
Nonaccrual loans—
Real estate
Residential 1-4 family	$20,554	$19,253	$19,679	$26,721	$28,298
Commercial real estate	1,188	5,112	4,439	6,750	3,436
Home equity line of credit	2,254	1,087	2,060	2,349	2,258
Residential land	970	720	3,161	8,561	14,535
Residential construction	—	—	—	—	—
Total real estate	24,966	26,172	29,339	44,381	48,527
Commercial	20,174	10,053	18,781	20,222	17,946
Consumer	895	661	401	284	281
Total nonaccrual loans	$46,035	$36,886	$48,521	$64,887	$66,754
Troubled debt restructured loans not included above—
Real estate
Residential 1-4 family	$13,962	$13,525	$9,744	$6,759	$5,029
Commercial real estate	—	—	—	—	—
Home equity line of credit	2,467	480	171	—	—
Residential land	4,713	7,130	7,476	11,090	24,828
Total real estate	21,142	21,135	17,391	17,849	29,857
Commercial	1,104	2,972	1,649	43	15,386
Total troubled debt restructured loans	$22,246	$24,107	$19,040	$17,892	$45,243
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

(dollars in millions)	Year ended December 31, 2015
Gross amount of interest income that would have been recorded in accordance with original contractual terms, and had been outstanding throughout the period or since origination, if held for only part of the period [1]	$3
Interest income actually recognized	1
Total interest income foregone	$2

[1]	Based on the contractual rate that was being charged at the time the loan was restructured or placed on nonaccrual status.

In 2015, nonaccrual loans increased $9.1 million primarily due to higher nonaccrual commercial loans of $10.1 million. ASB evaluates a restructured loan transaction to determine if the borrower is in financial difficulty and if the restructured terms are considered concessions—typically terms that are out of market, beyond normal or reasonable standards, or otherwise not available to a non-troubled borrower in the normal market place. A loan classified as TDR must meet both criteria of financial difficulty and concession. TDR loans decreased $1.9 million in 2015 primarily due to decreases of $2.4 million and $1.9 million of residential land and commercial loans, respectively, classified as TDR. HELOC loans classified as TDR increased by $2.0 million.
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
In 2012, nonaccrual loans decreased by $1.9 million due to improved credit quality in the residential 1-4 family and consumer portfolios (residential 1-4 family lower by $1.6 million and residential land loans lower by $5.9 million), partially offset by higher nonaccrual commercial real estate and commercial loans of $5.6 million. The improvement was attributed to stabilized or increasing property values, more financial flexibility of borrowers and overall general economic improvement in the State of Hawaii. TDR loans decreased by $27.4 million in 2012 due to decreases of $15.3 million and $13.7 million of commercial loans and residential land loans, respectively, classified as TDR.
Allowance for loan losses.  See “Allowance for loan losses” in Note 1 of the Consolidated Financial Statements.
The following table presents the changes in the allowance for loan losses:

(dollars in thousands)	2015	2014	2013	2012	2011
Allowance for loan losses, January 1	$45,618	$40,116	$41,985	$37,906	$40,646
Provision for loan losses	6,275	6,126	1,507	12,883	15,009
Charge-offs
Residential 1-4 family	356	987	1,162	3,183	5,528
Home equity line of credit	205	196	782	716	1,439
Residential land	—	81	485	2,808	4,071
Total real estate	561	1,264	2,429	6,707	11,038
Commercial	1,074	1,872	3,056	3,606	5,335
Consumer	4,791	2,414	2,717	2,517	3,117
Total charge-offs	6,426	5,550	8,202	12,830	19,490
Recoveries
Residential 1-4 family	226	1,180	1,881	1,328	110
Home equity line of credit	80	752	358	108	25
Residential land	507	469	868	1,443	170
Total real estate	813	2,401	3,107	2,879	305
Commercial	2,773	1,636	1,089	649	869
Consumer	985	889	630	498	567
Total recoveries	4,571	4,926	4,826	4,026	1,741
Allowance for loan losses, December 31	$50,038	$45,618	$40,116	$41,985	$37,906
Ratio of allowance for loan losses to loans receivable held for investment	1.08%	1.03%	0.97%	1.11%	1.03%
Ratio of provision for loan losses during the year to average total loans	0.14%	0.14%	0.04%	0.35%	0.42%
Ratio of net charge-offs during the year to average total loans	0.04%	0.01%	0.09%	0.24%	0.49%

The following table sets forth the allocation of ASB’s allowance for loan losses and the percentage of loans in each category to total loans:

December 31	2015			2014			2013
(dollars in thousands)	Allow-ance balance	Allowance to loan receivable %	Loan receivable % of total	Allow-ance balance	Allowance to loan receivable %	Loan receivable % of total	Allow-ance balance	Allowance to loan receivable %	Loan receivable % of total
Real estate
Residential 1-4 family	$4,186	0.20	44.8	$4,662	0.23	46.0	$5,534	0.28	48.2
Commercial real estate	11,342	1.64	14.9	8,954	1.68	12.0	5,059	1.15	10.6
Home equity line of credit	7,260	0.86	18.3	6,982	0.85	18.4	5,229	0.71	17.8
Residential land	1,671	9.17	0.4	1,875	11.55	0.4	1,817	11.23	0.4
Commercial construction	4,461	4.43	2.2	5,471	5.67	2.2	2,397	4.60	1.3
Residential construction	13	0.09	0.3	28	0.15	0.4	19	0.15	0.3
Total real estate	28,933	0.77	80.9	27,972	0.79	79.4	20,055	0.61	78.6
Commercial	17,208	2.27	16.4	14,017	1.77	17.8	15,803	2.02	18.8
Consumer	3,897	3.15	2.7	3,629	2.96	2.8	2,367	2.18	2.6
	50,038	1.08	100.0	45,618	1.03	100.0	38,225	0.92	100.0
Unallocated	—			—			1,891
Total allowance for loan losses	$50,038			$45,618			$40,116

December 31	2012			2011
(dollars in thousands)	Allowance balance	Allowance to loan receivable %	Loan receivable % of total	Allowance balance	Allowance to loan receivable %	Loan receivable % of total
Real estate
Residential 1-4 family	$6,068	0.33	49.2	$6,500	0.34	52.2
Commercial real estate	2,965	0.79	9.9	1,688	0.51	9.0
Home equity line of credit	4,493	0.71	16.6	4,354	0.81	14.5
Residential land	4,275	16.56	0.7	3,795	8.36	1.2
Commercial construction	2,023	4.60	1.2	1,888	4.50	1.1
Residential construction	9	0.15	0.2	4	0.12	0.1
Total real estate	19,833	0.67	77.8	18,229	0.63	78.1
Commercial	15,931	2.21	19.0	14,867	2.08	19.4
Consumer	4,019	3.32	3.2	3,806	4.08	2.5
	39,783	1.05	100.0	36,902	1.00	100.0
Unallocated	2,202			1,004
Total allowance for loan losses	$41,985			$37,906
In 2015, ASB's allowance for loan losses increased by $4.4 million primarily due to growth in the commercial real estate loan portfolio ($159 million or 29.8% growth in outstanding balances) and increases in reserves for commercial loans. Overall loan quality remained strong as total delinquencies of $26.1 million at December 31, 2015 was a slight increase of $0.6 million compared to total delinquencies of $25.5 million at December 31, 2014 primarily due to an increase in delinquent consumer loans. The ratio of delinquent loans to total loans decreased slightly from 0.58% of total loans outstanding at December 31,2014 to 0.57% of total loans outstanding at December 31, 2015. Net charge-offs for 2015 were $1.9 million, an increase of $1.3 million compared to $0.6 million for 2014 primarily due to an increase in consumer loan charge-offs as result of the strategic expansion of ASB's unsecured consumer loan product offering with risk-based pricing. ASB's provision for loan losses was $6.3 million for 2015, an increase of $0.2 million compared to the provision for loan losses of $6.1 million for 2014.
In 2014, ASB’s allowance for loan losses increased by $5.5 million primarily due to growth in the loan portfolio ($282 million or 6.8% growth in outstanding balances) and increases in the loss rates of loan portfolios with higher risk such as commercial real estate and unsecured personal loans. Overall loan quality continued to improve as total delinquencies of $25.5 million at December 31, 2014 was a decrease of $8.3 million compared to total delinquencies of $33.8 million at December 31, 2013 due to a decrease in delinquent commercial, commercial real estate and residential land loans. The ratio of delinquent loans to total loans decreased from 0.81% of total loans outstanding at December 31, 2013 to 0.58% of total loans outstanding at December 31, 2014. Net charge-offs for 2014 were $0.6 million, a decrease of $2.8 million compared to $3.4 million for 2013 primarily due to a decrease in commercial, HELOC and residential land loan charge-offs as a result of the strong economic growth in Hawaii and partially due to the sale of the credit card portfolio in 2013. ASB’s provision for loan losses was $6.1 million for 2014, an increase of $4.6 million compared to provision for loan losses of $1.5 million for 2013 primarily due to growth in the loan portfolio.
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
Investment activities.  Currently, ASB’s investment portfolio consists of mortgage-related securities, stock of the FHLB of Des Moines and U.S. Treasury and federal agency obligations. ASB owns mortgage-related securities issued by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) and federal agency obligations. The weighted-average yield on investments during 2015, 2014 and 2013 was 2.06%, 1.91% and 2.01%, respectively. ASB did not maintain a portfolio of securities held for trading during 2015, 2014 and 2013.
As of December 31, 2015, 2014 and 2013, ASB’s stock in FHLB amounted to $11 million, $69 million and $93 million, respectively. The amount that ASB is required to invest in FHLB stock is determined by FHLB requirements. Since the third quarter of 2012, the FHLB of Seattle was granted authority to repurchase excess stock from its members. As of December 31, 2014, ASB's FHLB stock balance was $55 million in excess of the requirement. With the merger of the FHLB of Seattle and the FHLB of Des Moines in the second quarter of 2015, all of ASB's excess stock was repurchased. The amount of stock repurchased in 2015, 2014 and 2013 was $59 million, $23 million and $3 million, respectively. See “Stock in FHLB” in HEI’s MD&A. Also, see “Regulation–Federal Home Loan Bank System” below.
ASB does not have any exposure to securities backed by subprime mortgages. See “Investment securities” in Note 5 of the Consolidated Financial Statements for a discussion of other-than-temporarily impaired securities.
The following table summarizes the current amortized cost of ASB’s investment portfolio (excluding stock of the FHLB of Des Moines, which has no contractual maturity) and weighted average yields as of December 31, 2015. Mortgage-related securities are shown separately because they are typically paid in monthly installments over a number of years.

	In 1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Mortgage-Related Securities	Total
(dollars in millions)
U.S. Treasury and federal agency obligations	$—	$86	$72	$55	$—	$213
Mortgage-related securities - FNMA, FHLMC and GNMA	—	—	—	—	611	611
	$—	$86	$72	$55	$611	$824
Weighted average yield [2]	—%	1.96%	2.18%	2.34%	2.19%	2.17%

[1]	As of December 31, 2015, no investment exceeded 10% of stockholder's equity.

[2]	There are no tax exempt obligations.

Deposits and other sources of funds.
General.  Deposits traditionally have been the principal source of ASB’s funds for use in lending, meeting liquidity requirements and making investments. ASB also derives funds from the receipt of interest and principal on outstanding loans receivable and mortgage-related securities, borrowings from the FHLB of Des Moines, securities sold under agreements to repurchase and other sources. ASB borrows on a short-term basis to compensate for seasonal or other reductions in deposit flows. ASB also may borrow on a longer-term basis to support expanded lending or investment activities. Advances from the FHLB and securities sold under agreements to repurchase continue to be a source of funds, but they are a higher cost source than deposits.
Deposits.  ASB’s deposits are obtained primarily from residents of Hawaii. Net deposit inflow or outflow, measured as the year-over-year difference in year-end deposits, was an inflow of $402 million in 2015, compared to an inflow of $251 million in 2014 and $143 million in 2013.
The following table presents the average deposits and average rates by type of deposit. Average balances have been calculated using the average daily balances.

Years ended December 31	2015			2014			2013
(dollars in thousands)	Average balance	% of total deposits	Weighted average rate %	Average balance	% of total deposits	Weighted average rate %	Average balance	% of total deposits	Weighted average rate %
Interest-bearing deposit liabilities
Savings	$1,980,151	58.6%	0.06%	$1,879,373	58.3%	0.06%	$1,805,363	58.1%	0.06%
Checking	782,811	23.2	0.02	738,651	22.9	0.02	665,941	21.4	0.02
Money market	164,568	4.9	0.12	171,889	5.3	0.12	182,343	5.9	0.13
Certificate	449,179	13.3	0.83	434,934	13.5	0.83	454,021	14.6	0.82
Total interest-bearing deposit liabilities	$3,376,709	100.0%	0.16%	$3,224,847	100.0%	0.16%	$3,107,668	100.0%	0.16%
Total noninterest-bearing demand deposit liabilities	1,426,962			1,285,964			1,179,559
Total deposit liabilities	$4,803,671			$4,510,811			$4,287,227
The following table presents the amount of time certificates of deposit of $100,000 or more, segregated by time remaining until maturity:

(in thousands)	Amount
Three months or less	$18,835
Greater than three months through six months	10,061
Greater than six months through twelve months	23,485
Greater than twelve months	110,807
$163,188
Deposit-insurance premiums and regulatory developments.  For a discussion of changes to the deposit insurance system, premiums and Financing Corporation (FICO) assessments, see “Regulation–Deposit insurance coverage” below.
Other borrowings.  See “Other borrowings” in Note 5 of the Consolidated Financial Statements. ASB may obtain advances from the FHLB of Des Moines provided that certain standards related to creditworthiness have been met. Advances are collateralized by a blanket pledge of certain notes held by ASB and the mortgages securing them. To the extent that advances exceed the amount of mortgage loan collateral pledged to the FHLB of Des Moines, the excess must be covered by qualified marketable securities held under the control of and at the FHLB of Des Moines or at an approved third-party custodian. FHLB advances generally are available to meet seasonal and other withdrawals of deposit accounts, to expand lending and to assist in the effort to improve asset and liability management. FHLB advances are made pursuant to several different credit programs offered from time to time by the FHLB of Des Moines.
The increase in other borrowings in 2015 compared to 2014 was due to an increase in public repurchase agreements. The increase in other borrowings in 2014 compared to 2013 was due to an increase in repurchase agreements with the State of Hawaii. The increase in other borrowings in 2013 compared to 2012 was due to $50 million of additional FHLB advances taken out in 2013. The decrease in other borrowings in 2012 compared to 2011 was due to a decrease in retail repurchase agreements.
Competition.  See “Bank—Executive overview and strategy” and “Bank—Certain factors that may affect future results and financial condition—Competition” in HEI’s MD&A.

The banking industry in Hawaii is highly competitive. At December 31, 2015, there were 8 financial institutions insured by the FDIC headquartered in the State of Hawaii. While ASB is one of the largest financial institutions in Hawaii, based on total assets, ASB faces vigorous competition for deposits and loans from two larger banking institutions based in Hawaii and from smaller institutions that heavily promote their services in niche areas, such as providing financial services to small and medium-sized businesses, as well as national financial services organizations. Competition for loans and deposits comes primarily from other savings institutions, commercial banks, credit unions, securities brokerage firms, money market and mutual funds and other investment alternatives. ASB faces additional competition in seeking deposit funds from various types of corporate and government borrowers, including insurance companies. Competition for origination of mortgage loans comes primarily from mortgage banking and brokerage firms, commercial banks, other savings institutions, insurance companies and real estate investment trusts.
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
Deposit insurance coverage.  The Federal Deposit Insurance Act, as amended, and regulations promulgated by the FDIC, governs insurance coverage of deposit accounts. In July 2010, the Dodd-Frank Act permanently raised the current standard maximum deposit insurance amount to $250,000. Generally, the amount of all deposits held by a depositor in the same capacity (even if held in separate accounts) is aggregated for purposes of applying the insurance limit.
See “Federal Deposit Insurance Corporation assessment” in Note 5 of the Consolidated Financial Statements for a discussion of FDIC deposit insurance assessment rates. FICO will continue to impose an assessment on average total assets minus average tangible equity to service the interest on FICO bond obligations. As of December 31, 2015, ASB’s annual FICO assessment was 0.59 cents per $100 of average total assets minus average tangible equity.
Federal thrift charter.  See “Bank–Certain factors that may affect future results and financial condition—Regulation—Unitary savings and loan holding company” in HEI’s MD&A, including the discussion of previously proposed legislation that would abolish the charter.
Recent legislation and issuances.  See “Bank–Legislation and regulation” in HEI’s MD&A.
Capital requirements.  The OCC has set four capital requirements for financial institutions. As of December 31, 2015, ASB was in compliance with all of the minimum capital requirements with a Tier 1 leverage ratio of 8.8% (compared to a 4.0% requirement), a common equity Tier 1 ratio of 12.1% (compared to a 4.5% requirement), a Tier 1 capital ratio of 12.1% (compared to a 6.0% requirement) and a total capital ratio of 13.3% (compared to a 8.0% requirement).
In order to avoid restrictions on capital distributions and discretionary bonus payments to executive officers, a financial institution must hold a buffer of common equity tier 1 capital above its minimum capital requirements in an amount greater than 2.5% of total risk-weighted assets (capital conservation buffer) which is phased-in through 2019. As of December 31, 2015, ASB met the applicable capital requirements, including the fully phased-in capital conservation buffer.
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
Liquidity.  OCC regulations require ASB to maintain sufficient liquidity to ensure safe and sound operations. ASB’s principal sources of liquidity are customer deposits, borrowings, the maturity and repayment of portfolio loans and securities and the sale of loans into secondary market channels. ASB’s principal sources of borrowings are advances from the FHLB of Des Moines and securities sold under agreements to repurchase from broker/dealers. ASB is approved by the FHLB of Des Moines to borrow an amount of up to 35% of assets to the extent it provides qualifying collateral and holds sufficient FHLB of Des Moines stock. As of December 31, 2015, ASB’s unused FHLB of Des Moines borrowing capacity was approximately $1.7 billion. ASB utilizes growth in deposits, advances from the FHLB of Des Moines and securities sold under agreements to repurchase to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and make investments. As of December 31, 2015, ASB had loan commitments, undisbursed loan funds and unused lines and letters of credit of $1.8 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
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
A financial institution that is “undercapitalized” or “significantly undercapitalized” is subject to additional mandatory supervisory actions and a number of discretionary actions if the OCC determines that any of the actions is necessary to resolve the problems of the association at the least possible long-term cost to the Deposit Insurance Fund. A financial institution that is “critically undercapitalized” must be placed in conservatorship or receivership within 90 days, unless the OCC and the FDIC concur that other action would be more appropriate. As of December 31, 2015, ASB was “well-capitalized.”
Interest rates.  FDIC regulations restrict the ability of financial institutions that are undercapitalized to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2015, ASB was “well capitalized” and thus not subject to these interest rate restrictions.
Qualified thrift lender test.  In order to satisfy the QTL test, ASB must maintain 65% of its assets in “qualified thrift investments” on a monthly average basis in 9 out of the previous 12 months. Failure to satisfy the QTL test would subject ASB to various penalties, including limitations on its activities, and would also bring into operation restrictions on the activities that may be engaged in by HEI, ASB Hawaii and their other subsidiaries, which could effectively result in the required divestiture of ASB. At all times during 2015, ASB was in compliance with the QTL test. See “HEI Consolidated–Regulation.”
Federal Home Loan Bank System.  ASB is a member of the FHLB System, which consists of 11 regional FHLBs, and ASB’s regional bank is the FHLB of Des Moines. The FHLB System provides a central credit facility for member institutions. Historically, the FHLBs have served as the central liquidity facilities for savings associations and sources of long-term funds for financing housing. At such time as an advance is made to ASB or renewed, it must be collateralized by collateral from one of the following categories: (1) fully disbursed, whole first mortgages on improved residential property, or securities representing a whole interest in such mortgages; (2) securities issued, insured or guaranteed by the U.S. Government or any agency thereof; (3) FHLB deposits; and (4) other real estate-related collateral that has a readily ascertainable value and with respect to which a security interest can be perfected. The aggregate amount of outstanding advances collateralized by such other real estate-related collateral may not exceed 30% of ASB’s capital.

As mandated by the Gramm Act, the Federal Housing Finance Board (Board) regulations require each FHLB to maintain three capital ratios: (1) risk-based capital greater than or equal to the sum of its credit, market and operational risk capital requirements; (2) a minimum capital-to-assets ratio of 4%; and (3) a minimum total capital leverage ratio of 5% of total assets. At September 30, 2015, the FHLB of Des Moines was in compliance with all three of the regulatory capital requirements. ASB's required holding in the stock of the FHLB is both membership and and activity-based. Membership is based on a percentage of total assets (0.12%) while the portion related to activity is based on a percentage of outstanding activity, mainly advances (4%). As of December 31, 2015, ASB was required and owned capital stock in the FHLB of Des Moines in the amount of $11 million. See “Stock in FHLB” in HEI’s MD&A section for recent developments regarding the FHLB of Des Moines.
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
Other laws.  ASB is subject to federal and state consumer protection laws which affect deposit and lending activities, such as the Truth in Lending Act (TILA), the Truth in Savings Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act (RESPA), the Home Mortgage Disclosure Act and several federal and state financial privacy acts intended to protect consumers’ personal information and prevent identity theft, such as the Gramm Act and the Fair and Accurate Transactions Act. ASB is also subject to federal laws regulating certain of its lending practices, such as the Flood Disaster Protection Act, and laws requiring reports to regulators of certain customer transactions, such as the Currency and Foreign Transactions Reporting Act and the International Money Laundering Abatement and Anti-Terrorist Financing Act. ASB’s relationship with LPL Financial LLP is also governed by regulations adopted by the FRB under the Gramm Act, which regulate “networking” relationships under which a financial institution refers customers to a broker-dealer for securities services and employees of the financial institution are permitted to receive a nominal fee for the referrals. These laws may provide for substantial penalties in the event of noncompliance.
The TILA-RESPA Integrated Disclosure rule became effective on October 3, 2015. The rule requires easier-to-use mortgage disclosure forms that clearly lay out the terms of a mortgage for a homebuyer. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd Frank Act) mandated that the Bureau of Consumer Financial Protection (the Bureau) establish a single disclosure scheme for use by lenders and creditors in complying with the disclosure requirements of both RESPA and TILA. The Dodd-Frank Act amended RESPA to require that the Bureau publish a single, integrated disclosure for mortgage loan transactions. The first new form - the Loan Estimate - is designed to provide disclosures that will be helpful to consumers in understanding the key features, costs, and risks of the mortgage for which they are applying. This form is provided to consumers within three business days after they submit a loan application. The second form - the Closing Disclosure - is designed to provide disclosures that will be helpful to consumers in understanding all of the costs of the transaction. This form is provided to consumers three business days before they close on the loan. The rule applies to most closed-end consumer mortgages.
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

The following table sets forth the number of bank branches owned and leased by ASB by island:

	Number of branches
December 31, 2015	Owned	Leased	Total
Oahu	7	32	39
Maui	3	4	7
Hawaii	3	2	5
Kauai	2	2	4
Molokai	—	1	1
	15	41	56
As of December 31, 2015, the net book value (NBV) of branches and office facilities was $68 million ($61 million NBV of the land and improvements for the branches and office facilities owned by ASB and $7 million represents the NBV of ASB’s leasehold improvements) compared to the NBV of branches and office facilities of $71 million ($64 million NBV of the land and improvements for the branches and office facilities owned by ASB and $7 million represents the NBV of ASB’s leasehold improvements) as of December 31, 2014. The decrease in the NBV of branches and office facilities was primarily due to the sale of a real estate property. The leases expire on various dates through February 2033, but many of the leases have extension provisions.
As of December 31, 2015, ASB owned 116 automated teller machines.

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
Risk Factors Relating to the Merger.
Failure to complete the Merger could negatively impact the stock price and the future business and financial results of HEI. If the Merger is not completed, the ongoing business of HEI may be adversely affected as a result of several risks, including the following:

•	having to pay certain costs relating to the proposed Merger and the Spin-Off, such as legal, accounting, financial advisor, filing, printing and mailing fees;

•
having had HEI’s management being focused on the Merger, which may have led, or could lead, to the disruption of HEI’s ongoing business or inconsistencies in its services, standards, controls, procedures and policies, any of which could adversely affect the ability of HEI to maintain relationships with customers, regulators, vendors and employees, or could otherwise adversely affect the business and financial results of HEI, without realizing any of the benefits of having the Merger completed; and

•	having had HEI’s management focused on the Merger instead of on pursuing other opportunities that could be beneficial to HEI, without realizing any of the benefits of having the Merger completed.
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

•	the complexities associated with integrating HEI and its utility business, while at the same time continuing to provide consistent, high quality services;

•	the additional complexities of integrating a company with different core services, markets and customers;

•	the inability to retain key employees;

•	unknown liabilities and unforeseen expenses, delays or onerous regulatory conditions associated with the Merger; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the Merger and integrating HEI’s utility business.
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

•
the provisions of an HEI agreement entered into with federal bank regulators in connection with its acquisition of its bank subsidiary, ASB, which require HEI to contribute additional capital to ASB (up to a maximum amount of additional capital of $28.3 million as of December 31, 2015) upon request of the regulators in order to maintain ASB’s regulatory capital at the level required by regulation;

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
The Company is subject to risks associated with the Hawaii economy (in the aggregate and on an individual island basis), volatile U.S. capital markets and changes in the interest rate and credit market environment that have and/or could result in higher retirement benefit plan funding requirements, declines in ASB’s interest rate margins and investment values, higher delinquencies and charge-offs in ASB’s loan portfolio and restrictions on the ability of HEI or its subsidiaries to borrow money or issue securities.  The two largest components of Hawaii’s economy are tourism and the federal government (including the military). Because the core businesses of HEI’s subsidiaries are providing local public electric utility services (through Hawaiian Electric and its subsidiaries) and banking services (through ASB) in Hawaii, the Company’s operating results are significantly influenced by Hawaii’s economy, which in turn is influenced by economic conditions in the mainland U.S. (particularly California) and Asia (particularly Japan) as a result of the impact of those conditions on tourism, by the impact of interest rates on the construction and real estate industries and by the impact of world conditions (e.g., U.S. withdrawal of troops from Afghanistan) on federal government spending in Hawaii. For example, the turmoil in the financial markets and declines in the national and global economies had a negative effect on the Hawaii economy in 2009. In 2009, declines in the Hawaii, U.S. and Asian economies in part led to declines in HEI's share price, an increase in uncollected billings of the Utilities, higher delinquencies in ASB’s loan portfolio, declines in the Company's pension plan asset values and other adverse effects on HEI’s businesses. Also, the decline in the stock market in 2016 to date has resulted in lower pension plan asset values, which could increase future pension contributions and decrease the funded status of the plans.
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
Interest rate risk also represents a market risk factor affecting the fair value of ASB’s investment securities. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair values of those instruments, respectively. Disruptions in the credit markets, a liquidity crisis in the banking industry or increased levels of residential mortgage delinquencies and defaults may result in decreases in the fair value of ASB’s investment securities and an impairment that is other-than-temporary, requiring ASB to write down its investment securities. As of December 31, 2015, all of ASB’s investment securities were securities and obligations issued by a federal agency or government sponsored entity that have an implicit guarantee from the U.S. government.
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
The Utilities' financial statements reflect assets and costs based on cost-based rate-making regulations. Continued accounting in this manner requires that certain criteria relating to the recoverability of such costs through rates be met. If events or circumstances should change so that the criteria are no longer satisfied, the Utilities’ expect that their regulatory assets (amounting to $897 million as of December 31, 2015), net of regulatory liabilities (amounting to $372 million as of December 31, 2015), would be charged to the statement of income in the period of discontinuance.
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
The Company and Hawaiian Electric are actively engaged in remediation efforts to address the material weakness in the internal control over financial reporting. The remediation includes, but is not limited to, a roll forward reconciliation and review of the capital expenditures amount included in the Consolidated Statements of Cash Flows, and enhancing templates to facilitate the preparation and review of cash flows. New controls relating to the preparation and review of the Statement of Cash Flows (including improved spreadsheet templates, a reconciliation of cash capital expenditures, enhanced procedures to identify noncash items, and an additional level of management review) have been implemented and will continue to be tested for operational effectiveness
If the Company’s remediation efforts are insufficient to address the identified material weakness or if additional material weaknesses in internal controls are discovered in the future, they may adversely affect the Company’s ability to record, process, summarize and report financial information timely and accurately and, as a result, the Company’s financial statements may contain material misstatements or omissions.
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
ECACs are subject to periodic review by the PUC. In the most recent rate cases, the PUC allowed the current ECAC to continue. However, in the decoupling reexamination proceeding, certain parties recommended modifying the ECAC to allow only partial pass-through of fuel costs and eventual phasing out of the ECAC. The Consumer Advocate stated that there should be no significant change to the existing ECAC without first undertaking a new regulatory proceeding that would provide time and resources for the careful study of the potential effects of each ECAC change considered, but that there should be significantly greater ECAC audit and regulatory review of the Utilities’ incurred fuel costs should be implemented to encourage cost control and to identify and deny recovery of any imprudently incurred energy costs through the ECAC. The Utilities suggested ways of improving the ECAC but stated that permitting only the partial pass through of fuel costs would not be proper regulatory policy since the Utilities have no control over world oil markets, 42 of the 50 states provide dollar-for-dollar pass through of market-driven changes in fuel or purchase power costs and modifying the ECAC to allow only partial pass-through of fuel costs could severely impact the Utilities’ credit rating. A change in, or the elimination of, the ECAC could have a material adverse effect on the Utilities.
In approving Hawaii Electric Light’s request to file a rate case by the end of December 30,2016, the PUC required Hawaii Electric Light to propose for PUC consideration potential modifications to its ECAC mechanism in order to provide appropriate economic incentives to accelerate reductions in fuel and purchased power expenses.
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
Electric utility operations depend heavily on third-party suppliers of fuel and purchased power.  The Utilities rely on fuel oil suppliers and shippers and IPPs to deliver fuel oil and power, respectively, in accordance with contractual agreements. Approximately 70% of the net energy generated or purchased by the Utilities in 2015 was generated from the burning of fossil fuel oil, and purchases of power by the Utilities provided about 46% of their total net energy generated and purchased for the same period. Failure or delay by oil suppliers and shippers to provide fuel pursuant to existing contracts, or failure by a major IPP to deliver the firm capacity anticipated in its PPA, could disrupt the ability of the Utilities to deliver electricity and require the Utilities to incur additional expenses to meet the needs of their customers that may not be recoverable. In addition, as the IPP contracts near the end of their terms, there may be less economic incentive for the IPPs to make investments in their units to ensure the availability of their units. Also, as these contractual agreements end, the Utilities may not be able to purchase fuel and power on terms equivalent to the current contractual agreements. As the use of biofuels in generating units increases, the same risks will exist with suppliers of biofuels.
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

Renewable Portfolio Standards law.  In 2015, Hawaii’s RPS law was amended to require electric utilities to meet an RPS of 15%, 30%, 40%, 70% and 100% by December 31, 2015, 2020, 2030, 2040 and 2045 respectively. Energy savings resulting from energy efficiency programs do not count toward the RPS after 2014. The Utilities are committed to achieving these goals and met the 2015 RPS; however, due to the exclusion of energy savings in calculating RPS after 2014 and risks such as potential delays in IPPs being able to deliver contracted renewable energy, it is possible the Utilities may not attain the required renewable percentages in the future, and management cannot predict the future consequences of failure to do so (including potential penalties to be assessed by the PUC). On December 19, 2008, the PUC approved a penalty of $20 for every MWh that an electric utility is deficient under Hawaii’s RPS law. The PUC noted, however, that this penalty may be reduced, in the PUC’s discretion, due to events or circumstances that are outside an electric utility’s reasonable control, to the extent the event or circumstance could not be reasonably foreseen and ameliorated, as described in the RPS law and in an RPS framework adopted by the PUC. In addition, the PUC ordered that the Utilities will be prohibited from recovering any RPS penalty costs through rates.
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
Global climate change and greenhouse gas emissions reduction.  National and international concern about climate change and the contribution of GHG emissions (including carbon dioxide emissions from the combustion of fossil fuels) to climate change have led to federal legislative and regulatory proposals and action by the state of Hawaii to reduce GHG emissions.
In July 2007, the State Legislature passed Act 234, which requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990. On June 20, 2014, the Governor signed the final rules required to implement Act 234 and these rules went into effect on June 30, 2014. In general, Act 234 and the GHG rule require affected sources that have the potential to emit GHGs in excess of established thresholds to reduce their GHG emissions by 16% below 2010 emission levels by 2020. In accordance with State requirements, the Utilities submitted an Emissions Reduction Plan (EmRP) to the DOH on June 30, 2015. Hawaiian Electric, Maui Electric, and Hawaii Electric Light have a total of 11 facilities affected by the state GHG rule. Hawaiian Electric made use of the partnering provisions in the GHG rule to prepare one EmRP for all 11 of the Utilities’ affected facilities. In this plan, the Utilities have committed to a 16% reduction in GHG emissions company-wide. Pursuant to the State’s GHG rule, the DOH will incorporate the proposed facility-specific GHG emission limits into each facility’s covered source permit based on the 2020 levels specified in Hawaiian Electric’s EmRP. The State GHG rule requires affected sources to pay an annual fee that is based on tons per year of GHG emissions. The Utilities’ GHG emissions fee is approximately $0.5 million annually. The latest assessment of the proposed federal and final state GHG rules is that the continued growth in renewable power generation will significantly reduce the compliance costs and risk for the Utilities.
On September 22, 2009, the EPA issued its “Final Mandatory Reporting of Greenhouse Gases Rule,” which requires that sources emitting GHGs above certain threshold levels monitor and report their GHG emissions. Following these requirements, the Utilities have submitted the required reports for 2010 through 2014 to the EPA; the 2015 report will be submitted in the first quarter of 2016. Since 2009, the EPA has issued rules to address GHG emissions from stationary sources, like the Utilities’ EGUs.
On June 3, 2010, the EPA’s final GHG Tailoring Rule was published. It created a new threshold for GHG emissions from new and existing facilities and required certain facilities to obtain PSD and Title V operating permits. On June 23, 2014, the U.S. Supreme Court issued a decision that invalidated the GHG Tailoring Rule, to the extent it regulated sources based solely on their GHG emissions. It also invalidated the GHG emissions threshold for regulation. On December 19, 2014, EPA released two memorandums outlining its plan for addressing the U.S. Supreme Court’s decision. Hawaiian Electric, Hawaii Electric Light and Maui Electric are evaluating the potential impacts of the EPA’s plan on utility operations and permitting. The current status of the GHG Tailoring Rule and any further action the EPA may take in light of this recent decision remain uncertain.
On January 8, 2014, the EPA published in the Federal Register its new proposal for New Source Performance Standards for GHG from new generating units. The proposed rule on GHG from new EGUs does not apply to oil-fired combustion turbines or diesel engine generators, and is not otherwise expected to have significant impacts on the Utilities.
As part of President Obama’s Climate Action Plan, the EPA issued the final federal rule for GHG emission reductions from existing EGUs on August 3, 2015. This rule is also known as the Clean Power Plan. This rule sets interim state-wide emissions limits for existing EGUs operating in the 48 contiguous states that must be met on average from 2022 through 2029; final limits will apply from 2030. The EPA did not issue final guidelines for Alaska, Hawaii, Puerto Rico, or Guam because the Best System of Emission Reduction established for the contiguous states is not appropriate for these locations. The EPA has said it will work with the state and territorial governments for Alaska, Hawaii, Puerto Rico, and Guam and other stakeholders to gather additional information regarding the emissions reduction measures available in these jurisdictions, particularly with respect to renewable generation. Hawaiian Electric plans to participate in this process. The Utilities’ latest assessment of the Clean Power Plan is that the continued growth of renewable power generation in the future will significantly reduce the compliance costs and risk for the Utilities. To date, no timetable has been established by the EPA to develop GHG emission limits for Alaska, Hawaii, Puerto Rico, or Guam.
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
Although ASB pursues an asset-liability management strategy designed to mitigate its risk from changes in market interest rates, unfavorable movements in interest rates could result in lower net interest income. Residential 1-4 family fixed-rate mortgage loans comprised about 41% of ASB’s loan portfolio as of December 31, 2015 and do not re-price with movements in interest rates. ASB continues to face a challenging interest rate environment. Interest rates remained low in 2015 and new loan production rates remained at historically low levels and below ASB's loan portfolio yields. This placed additional pressure on ASB's asset yields and net interest margin. The degree to which compression of ASB's margin continues is uncertain if interest rates rise.
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
ASB’s operations are affected by factors that are beyond its control, that could result in lower revenues, higher expenses or decreased demand for its products and services.  ASB’s results of operations depend primarily on the income generated by the supply of and demand for its products and services, which primarily consist of loans and deposit services. ASB’s revenues and expenses may be adversely affected by various factors, including:

•
local, regional, national and other economic and political conditions that could result in declines in employment and real estate values, which in turn could adversely affect the ability of borrowers to make loan payments and the ability of ASB to recover the full amounts owing to it under defaulted loans;

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

•
the impact of legislative and regulatory changes, including changes affecting capital requirements, increasing oversight of and reporting by banks, or affecting the lending programs or other business activities of ASB;

•	additional legislative changes regulating the assessment of overdraft, interchange and credit card fees, which can have a negative impact on noninterest income;

•
public opinion about ASB and financial institutions in general, which, if negative, could impact the public’s trust and confidence in ASB and adversely affect ASB’s ability to attract and retain customers and expose ASB to adverse legal and regulatory consequences;

•
increases in operating costs (including employee compensation expense and benefits and regulatory compliance costs), inflation and other factors, that exceed increases in ASB’ s net interest, fee and other income; and

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
A large percentage of ASB’s loans and securities are collateralized by real estate, and adverse changes in the real estate market and/or general economic or other conditions may result in loan losses and adversely affect the Company’s profitability.  As of December 31, 2015 approximately 81% of ASB’s loan portfolio was comprised of loans primarily collateralized by real estate, most of which was concentrated in the State of Hawaii. Growth has been in the commercial real estate loan portfolio which now comprises 18% of total real estate loans. ASB’s financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in the state of Hawaii, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. Adverse changes in the economy may have a negative effect on the ability of borrowers to make timely repayments of their loans. A deterioration of the economic environment in Hawaii, including a material decline in the real estate market, further declines in home resales, or a material external shock, or any environmental clean-up obligation, may also significantly impair the value of ASB’s collateral and ASB’s ability to sell the collateral upon foreclosure. In the event of a default, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest. In addition, if poor economic conditions result in decreased demand for real estate loans, ASB’s profits may decrease if its alternative investments earn less income than real estate loans.
ASB’s strategy to expand its commercial and commercial real estate lending activities may result in higher service costs and greater credit risk than residential lending activities due to the unique characteristics of these markets.  ASB has been aggressively pursuing a strategy that includes expanding its commercial and commercial real estate lines of business. ASB's commercial real estate loan portfolio grew by 30% during 2015 and now comprises 15% of total loans. These types of loans generally entail higher underwriting and other service costs and present greater credit risks than traditional residential mortgages.
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
HEI:
Certain of the information required by this item is incorporated herein by reference to Note 14, “Regulatory restrictions on net assets” and Note 18, “Quarterly information (unaudited)” of the Consolidated Financial Statements and "Item 6. Selected Financial Data” and “Equity compensation plan information” under "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Form 10-K. Certain restrictions on dividends and other distributions of HEI are described in this report under “Item 1. Business—HEI—Regulation—Restrictions on dividends and other distributions” and that description is incorporated herein by reference. HEI’s common stock is traded on the New York Stock Exchange and the total number of holders of record of HEI common stock (i.e., registered shareholders) as of February 12, 2016, was 6,885.
Purchases of HEI common shares were made during the fourth quarter to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	(a) Total Number of Shares Purchased **	(b) Average Price Paid per Share **	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2015	17,262	$29.34	—	NA
November 1 to 30, 2015	13,883	$28.71	—	NA
December 1 to 31, 2015	240,274	$28.35	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
** The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the shares listed in column (a), 16,262 of the 17,262 shares, all of the 13,883 shares and 214,474 of the 240,274 shares were purchased for the DRIP; 21,600 of the 240,274 shares were purchased for the HEIRSP; and 1,000 of the 17,262 shares and 4,200 of the 240,274 shares were purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.
Hawaiian Electric:
Since a corporate restructuring on July 1, 1983, all the common stock of Hawaiian Electric has been held solely by its parent, HEI, and is not publicly traded. Accordingly, information required with respect to “Market information” and “holders” is not applicable to Hawaiian Electric.
The dividends declared and paid on Hawaiian Electric’s common stock for the quarters of 2015 and 2014 were as follows:

Quarters ended	2015	2014
March 31	$22,601,504	$22,706,842
June 30	22,601,504	21,539,126
September 30	22,601,504	22,122,984
December 31	22,601,503	22,122,984
Also, see “Liquidity and capital resources” in HEI’s MD&A.
See the discussion of regulatory and other restrictions on dividends or other distributions under “Item 1. Business—HEI—Regulation—Restrictions on dividends and other distributions” and in Note 14 of the Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA
HEI:

Selected Financial Data
Hawaiian Electric Industries, Inc. and Subsidiaries
Years ended December 31	2015	2014		2013		2012		2011
(dollars in thousands, except per share amounts)
Results of operations
Revenues	$2,602,982	$3,239,542		$3,238,470		$3,374,995		$3,242,335
Net income for common stock	$159,877	$168,129		$161,709		$138,705		$137,808
Basic earnings per common share	$1.50	$1.65		$1.63		$1.43		$1.44
Diluted earnings per common share	$1.50	$1.63		$1.62		$1.42		$1.44
Return on average common equity	8.6%	9.6%		9.7%		8.9%		9.2%
Financial position *
Total assets	$11,790,196	$11,185,142		$10,340,906		$10,150,055		$9,595,310
Deposit liabilities	5,025,254	4,623,415		4,372,477		4,229,916		4,070,032
Other bank borrowings	328,582	290,656		244,514		195,926		233,229
Long-term debt, net	1,586,546	1,506,546		1,492,945		1,422,872		1,340,070
Preferred stock of subsidiaries – not subject to mandatory redemption	34,293	34,293		34,293		34,293		34,293
Common stock equity	1,927,640	1,790,573		1,726,406		1,593,008		1,527,802
Common stock
Book value per common share *	$17.94	$17.46		$17.05		$16.27		$15.91
Market price per common share
High	34.86	35.00		28.30		29.24		26.79
Low	27.02	22.71		23.84		23.65		20.59
December 31	28.95	33.48		26.06		25.14		26.48
Dividends per common share	1.24	1.24		1.24		1.24		1.24
Dividend payout ratio	82%	75%		76%		87%		86%
Market price to book value per common share *	161%	192%		153%		155%		166%
Price earnings ratio **	19.3x	20.3	x	16.0	x	17.6	x	18.4	x
Common shares outstanding (thousands) *	107,460	102,565		101,260		97,928		96,038
Weighted-average	106,418	101,968		98,968		96,908		95,510
Shareholders ***	27,927	29,415		30,653		31,349		32,004
Employees *	3,918	3,965		3,966		3,870		3,654

*	At December 31.

**	Calculated using December 31 market price per common share divided by basic earnings per common share. The principal trading market for HEI’s common stock is the New York Stock Exchange (NYSE).

***
At December 31. Represents registered shareholders plus participants in the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP) who are not registered shareholders. As of February 12, 2016, HEI had 6,885 registered shareholders (i.e., holders of record of HEI common stock), 24,611 DRIP participants and total shareholders of 27,829.

Financial data for prior periods has been updated to reflect the retrospective application of Accounting Standards Update (ASU) No. 2014-01. See Note 1 for a discussion of, and the impact to certain prior period financial data of, the adoption of ASU No. 2014-01. See Note 2 and “Commitments and contingencies” in Note 4 of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussions of certain contingencies that could adversely affect future results of operations and factors that affected reported results of operations.
For 2014, 2013, 2012 and 2011, under the two-class method of computing basic earnings per share, distributed earnings were $1.24 per share each year and undistributed earnings (loss) were $0.41, $0.39, $0.19 and $0.21 per share, respectively, for both unvested restricted stock awards and unrestricted common stock. For 2014, 2013, 2012 and 2011, under the two-class method of computing diluted earnings per share, distributed earnings were $1.24 per share each year and undistributed earnings (loss) were $0.40, $0.38, $0.18 and $0.20 per share, respectively, for both unvested restricted stock awards and unrestricted common stock. There were no restricted stock awards outstanding during 2015.

Hawaiian Electric:
Selected Financial Data
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2015	2014	2013	2012	2011
(in thousands)
Results of operations
Revenues	$2,335,166	$2,987,323	$2,980,172	$3,109,439	$2,978,690
Net income for common stock	135,714	137,641	122,929	99,276	99,986

Financial position *
Utility plant	$6,543,799	$6,220,397	$5,896,991	$5,567,346	$5,242,379
Accumulated depreciation	(2,266,004)	(2,175,510)	(2,111,229)	(2,040,789)	(1,966,894)
Net utility plant	$4,277,795	$4,044,887	$3,785,762	$3,526,557	$3,275,485
Total assets	$5,680,054	$5,557,542	$5,066,427	$5,108,793	$4,674,007
Current portion of long-term debt	$—	$—	$11,400	$—	$57,500
Long-term debt, net	1,286,546	1,206,546	1,206,545	1,147,872	1,000,570
Common stock equity	1,728,325	1,682,144	1,593,564	1,472,136	1,402,841
Cumulative preferred stock-not subject to mandatory redemption	34,293	34,293	34,293	34,293	34,293
Capital structure	$3,049,164	$2,922,983	$2,845,802	$2,654,301	$2,495,204
Capital structure ratios (%)
Debt (short-term debt, which is nil, and long-term debt, net, including current portion)	42.2	41.3	42.8	43.2	42.4
Cumulative preferred stock	1.1	1.2	1.2	1.3	1.4
Common stock equity	56.7	57.5	56	55.5	56.2

*	At December 31.

HEI owns all of Hawaiian Electric’s common stock. Therefore, per share data is not meaningful.
See Note 1 for a discussion of, and the impact to certain prior period financial data of, the adoption of ASU No. 2015-17.
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

HEI Consolidated
Proposed Merger. On December 3, 2014, HEI, NEE, Merger Sub II and Merger Sub I entered into an Agreement and Plan of Merger. The Merger Agreement provides for Merger Sub I to merge with and into HEI, with HEI surviving, and then for HEI to merge with and into Merger Sub II, with Merger Sub II surviving as a wholly owned subsidiary of NEE (the Merger). The Merger Agreement provides that, prior to completion of the Merger, HEI will distribute to its shareholders, on a pro-rata basis, all of the issued and outstanding shares of ASB Hawaii, Inc. (ASB Hawaii), parent company of ASB (the Spin-Off). The closing of the Merger is subject to various conditions, including federal and state regulatory approvals. For additional information concerning the proposed merger, see Note 2 of the Consolidated Financial Statements.
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
In 2015, net income for HEI common stock was $160 million, down 5% from $168 million in 2014 primarily due to the $10 million higher net loss at the “other” segment resulting from higher merger-related costs and the Utilities’ 1% lower net income. ASB had 7% higher net income in 2015 compared to 2014. Basic earnings per share were $1.50 per share in 2015, down 9% from $1.65 per share in 2014.
The Utilities’ strategic focus has been to meet Hawaii’s energy needs by modernizing and adding needed infrastructure through capital investment, placing emphasis on energy efficiency and conservation, pursuing renewable energy generation and taking the necessary steps to secure regulatory support for their plans. Electric utility net income for common stock in 2015 of $136 million, decreased from the prior year by 1% due primarily to higher depreciation expense (as a result of increasing investments for the integration of more renewable energy, improved customer reliability and greater system efficiency) and higher O&M expenses (impacted by a regulatory decision denying recovery of enterprise resource planning software costs, additional reserves for environmental costs and higher employee benefit costs, partly offset by higher 2014 costs for initial phase smart grid installations), partly offset by the recovery of costs for clean energy and reliability investments
ASB continues to develop and introduce new products and services in order to meet the needs of both consumer and commercial customers. Additionally, ASB is making investments in electronic banking platforms, data and risk management capabilities and process improvements to deliver a continuously better experience for its customers, healthy growth and a more efficient bank. ASB’s earnings in 2015 of $55 million increased $3 million compared to prior year net income due primarily to higher net interest income and higher noninterest income, partly offset by higher noninterest expenses. In 2015, ASB earnings benefited from higher net interest income as interest income from loan and investment growth were funded primarily by low cost deposit liabilities, higher mortgage banking income and higher deposit-related fee initiatives. These increases were partly offset by higher noninterest expenses due primarily to higher pension and benefits expenses. ASB’s future financial results will continue to be impacted by the interest rate environment and the quality of ASB’s loan portfolio.
HEI’s “other” segment had a net loss in 2015 of $30.6 million, compared to a net loss of $20.8 million in 2014. In 2015, HEI incurred $10 million higher expenses related to the proposed merger (net of taxes).
Shareholder dividends are declared and paid quarterly by HEI at the discretion of HEI’s Board of Directors. HEI and its predecessor company, Hawaiian Electric, have paid dividends continuously since 1901. The dividend has been stable at $1.24 per share annually since 1998. The indicated dividend yield as of December 31, 2015 was 4.3%. The dividend payout ratios based on net income for common stock for 2015, 2014 and 2013 were 82%, 75% and 76%, respectively. The HEI Board of Directors considers many factors in determining the dividend quarterly, including but not limited to the Company’s results of operations, the long-term prospects for the Company, and current and expected future economic conditions.
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
Hawaii’s tourism industry, a significant driver of Hawaii’s economy, ended 2015 with record highs in both visitor spending and arrivals for the fourth consecutive year. Visitor expenditures increased 2.3% and arrivals increased 4.1% compared to the same time period in 2014. Looking ahead, the Hawaii Tourism Authority expects scheduled nonstop seats to Hawaii for the first quarter of 2016 to increase by 2.4% over the first quarter of 2015 driven primarily by a 4.2% increase in domestic seats.
Hawaii’s unemployment rate continued to decline to 3.2% in December 2015, lower than the state’s 4.0% rate in December 2014 and the December 2015 national unemployment rate of 5.0%.
Hawaii real estate activity, as indicated by the home resale market, experienced growth in median sales prices in 2015. Median sales prices for single family residential homes and condominiums on Oahu increased 3.7% and 2.9%, respectively, over 2014. The number of closed sales also increased from 2014. Closed sales for both single family residential homes and condominiums were up compared to 2014, 5.2% and 4.5% respectively.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. In the second quarter of 2015, prices of all petroleum fuels recovered from an initial decline during the first quarter of 2015. However, prices then subsequently declined during the third and fourth quarters of 2015, falling sharply to levels not seen since 2009.
At its December 2015 meeting, the Federal Open Market Committee (FOMC) increased the federal funds rate target from 0.25% to 0.5% for the first time in seven years. The FOMC stated there had been considerable positive improvement in labor market conditions which lead to the rate adjustment. They will continue to assess the timing and size of future adjustments in light of its objectives of a continued improved labor market and a movement back to 2% inflation.
Overall, Hawaii’s economy is expected to see positive growth in 2016. Tourism had another record year in 2015, and added service by Virgin America will expand capacity through 2016. However, continued weakening in the Canadian dollar and the yen could negatively affect both spending and visitors, dampening any impact from expanded domestic capacity. Lower energy costs could also provide a boost to the economy if energy costs remain near the low levels experienced in the latter part of 2015. Conversely, military troop reductions stationed in Hawaii could negatively impact the economy. Near-term, known reductions are mostly offset by transfers from other military bases in the Pacific region.  Further reductions in the military are planned in 2017 and 2018, but it is not yet known if those reductions will negatively impact Hawaii bases. Additional risks to local economic growth include volatility to global economies and their impact on the local real estate and construction markets.
Recent tax developments.  See Note 12 and Hawaiian Electric's consolidated income taxes refunded in Note 13 of the Consolidated Financial Statements.

Results of operations.

(dollars in millions, except per share amounts)	2015	% change	2014	% change	2013
Revenues	$2,603	(20)	$3,240	—	$3,238
Operating income	323	(3)	333	5	318
Net income for common stock	160	(5)	168	4	162
Net income (loss) by segment:
Electric utility	$136	(1)	$138	12	$123
Bank	55	7	51	(11)	58
Other	(31)	NM	(21)	NM	(19)
Net income for common stock	$160	(5)	$168	4	$162
Basic earnings per share	$1.50	(9)	$1.65	1	$1.63
Diluted earnings per share	$1.50	(8)	$1.63	1	$1.62
Dividends per share	$1.24	—	$1.24	—	$1.24
Weighted-average number of common shares outstanding (millions)	106.4	4	102.0	3	99.0
Dividend payout ratio	82%		75%		76%

NM	Not meaningful.
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
For 2015, the Company’s retirement benefit plans’ assets generated a loss of 1.2%, including investment management fees, resulting in net losses and unrealized losses of $17 million, compared to net earnings and unrealized gains of $90 million for 2014 and $223 million for 2013. The market value of the retirement benefit plans’ assets for December 31, 2015 and 2014 was $1.4 billion.
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
The net periodic pension cost is expected to be higher than the ERISA minimum required contribution for 2016. Therefore, to satisfy the requirements of the electric utilities’ pension tracking mechanism, net periodic pension cost will be the basis of the cash funding for 2016. Based on plan assets as of December 31, 2015 and various assumptions in Note 10 of the Consolidated Financial Statements, the Company estimates the net periodic pension cost contribution for 2016 will be $65 million ($1 million for HEI and $64 million for the Utilities).

Based on various assumptions in Note 10 of the Consolidated Financial Statements and assuming no further changes in retirement benefit plan provisions, information regarding consolidated HEI’s and consolidated Hawaiian Electric’s retirement benefits was, or is estimated to be, as follows, and constitutes “forward-looking statements:”

	AOCI debit/(credit), net of taxes (benefits), related to retirement benefits liability		Retirement benefits expense, net of tax benefits				Retirement benefits paid and plan expenses
	December 31		Years ended December 31				Years ended December 31
(in millions)	2015	2014	(Estimated) 2016	2015	2014	2013	2015	2014	2013
Consolidated HEI	$24	$28	$20	$22	$20	$21	$76	$71	$70
Consolidated Hawaiian Electric	(1)	—	18	18	19	18	71	66	65
Based on various assumptions in Note 10 of the Consolidated Financial Statements, sensitivities of the projected benefit obligation (PBO) and accumulated postretirement benefit obligation (APBO) as of December 31, 2015, associated with a change in certain actuarial assumptions, were as follows and constitute “forward-looking statements.”

Actuarial assumption	Change in assumption in basis points	Impact on HEI Consolidated PBO or APBO	Impact on Consolidated Hawaiian Electric PBO or APBO
(dollars in millions)
Pension benefits
Discount rate	'+/- 50	$(129)/$146	$(119)/$135
Other benefits
Discount rate	'+/- 50	(14)/16	(14)/15
Health care cost trend rate	'+/- 100	4/(4)	4/(4)
See Note 10 of the Consolidated Financial Statements for further retirement benefits information.
Other segment.

(dollars in millions)	2015	% change	2014	% change	2013
Revenues	$ –	NM	$ –	NM	$ –
Operating loss	(35)	NM	(22)	NM	(17)
Net loss	(31)	NM	(21)	NM	(19)

NM	Not meaningful.
The “other” business segment includes results of the stand-alone corporate operations of HEI and ASB Hawaii, both holding companies; HEI Properties, Inc., a company which held passive, venture capital investments (all of which have been sold or abandoned prior to its dissolution in December of 2015); and The Old Oahu Tug Service, Inc., a maritime freight transportation company that ceased operations in 1999; as well as eliminations of intercompany transactions.
HEI corporate-level operating, general and administrative expenses were $34 million in 2015 compared to $21 million in 2014 and $16 million in 2013. In 2015 and 2014, HEI had approximately $17 million (including $7 million of legal expenses and $5 million of investment banking fees) and $5 million, respectively, of expenses related to the proposed merger.
The “other” segment’s interest expenses were $11 million in 2015, $12 million in 2014 and $16 million in 2013. In 2015 and 2014, HEI had lower average interest rates, partly offset by the impact of higher average borrowings, than 2013. In 2015, HEI had lower average borrowings than 2014 and a $125 million Eurodollar term loan was amended at improved pricing. In 2014, a 6.51% medium-term note of $100 million was paid off and a $125 million Eurodollar term loan (at rates ranging from 1.12% to 1.14% through December 31, 2014) was drawn. The “other” segment’s income tax benefits were $16 million in 2015, $13 million in 2014 and $14 million in 2013.
Effects of inflation.  U.S. inflation, as measured by the U.S. Consumer Price Index (CPI), averaged 0.1% in 2015, 1.6% in 2014 and 1.5% in 2013. Hawaii inflation, as measured by the Honolulu CPI, was 1.0% in 2015, 1.4% in 2014 and 1.8% in 2013.
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
The Company’s total assets were $11.8 billion as of December 31, 2015 and $11.2 billion as of December 31, 2014.
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

December 31	2015		2014
(dollars in millions)
Short-term borrowings—other than bank	$103	3%	$119	3%
Long-term debt, net—other than bank	1,587	43	1,506	44
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,928	53	1,791	52
	$3,652	100%	$3,450	100%
HEI’s short-term borrowings and HEI’s line of credit facility were as follows:

	Year ended December 31, 2015
(in millions)	Average balance	End-of-period balance	December 31, 2014
Short-term borrowings [1]
Commercial paper	$58	$103	$119
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility	150	150	150

[1]
This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” At February 12, 2016, HEI’s outstanding commercial paper balance was $95 million and its line of credit facility was undrawn. The maximum amount of HEI’s short-term borrowings in 2015 was $134 million.

HEI utilizes short-term debt, typically commercial paper, to support normal operations, to refinance commercial paper, to retire long-term debt, to pay dividends and for other temporary requirements. HEI also periodically makes short-term loans to Hawaiian Electric to meet Hawaiian Electric’s cash requirements, including the funding of loans by Hawaiian Electric to Hawaii Electric Light and Maui Electric, but no such short-term loans to Hawaiian Electric were outstanding as of December 31, 2015. HEI periodically utilizes long-term debt, historically consisting of medium-term notes and other unsecured indebtedness, to fund investments in and loans to its subsidiaries to support their capital improvement or other requirements, to repay long-term and short-term indebtedness and for other corporate purposes.
In March 2013, HEI entered into equity forward transactions in which a forward counterparty borrowed 7 million shares of HEI’s common stock from third parties and such borrowed shares were sold pursuant to an HEI registered public offering. See Note 9 of the Consolidated Financial Statements. In March 2015, HEI issued the 4.7 million shares remaining under the equity forward transaction for proceeds of $104.5 million.
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
In January 2015, S&P reported the ratings of HEI (BBB-/Watch positive/A-3). S&P indicated that “[g]iven the proposed funding for the transaction (all equity and the assumption of existing debt), along with opportunities for growth for NextEra Energy, we expect to view HEI as a core subsidiary of NextEra Energy and therefore to raise the issuer credit rating (ICR) on HEI to be in line with that of NextEra Energy.”
In August 2015, Moody’s changed HEI’s rating outlook from stable to negative “due to concerns about the execution risk inherent in transforming its oil-dominated generation base to renewables.” Moody's stated that they could reevaluate HEI's rating or outlook upon the closing of the pending merger with NEE.
In December 2015, Fitch maintained HEI’s Issuer Default Rating (IDR) at BBB on Rating Watch Positive. “Fitch expects to resolve the Rating Watch on the conclusion of the merger transaction with NextEra Energy, Inc. (NEE), which is expected in the first half of 2016.” Fitch stated that “[o]nce the transaction is completed, HEI (or its successor within NEE) would become a first-tier holding company under NextEra Energy Capital Holdings, Inc. Fitch expects to equalize the IDR of HEI with that of HECO once the bank is spun off and the acquisition with NEE is completed. Over the long term, Fitch sees a bias toward positive rating actions for HECO and HEI under NEE’s ownership. In the event that the merger is not completed (not anticipated by Fitch), Fitch believes the credit profile of HECO and HEI remains robust.”
As of February 12, 2016, the Fitch, Moody's and S&P ratings of HEI were as follows:

	Fitch	Moody’s	S&P
Long-term issuer default and senior unsecured; senior unsecured; and corporate credit; respectively	BBB	Baa2	BBB-
Commercial paper	F3	P-2	A-3
Outlook	Watch-Positive	Negative	Watch-Positive
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
Issuances of common stock through the Hawaiian Electric Industries, Inc. Dividend Reinvestment and Stock Purchase Plan (DRIP), Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan provided new capital of $3 million (approximately 0.1 million shares) in 2014 and $48 million (approximately 1.8 million shares) in 2013. From March 6, 2014 through January 5, 2016, HEI satisfied the share purchase requirements of the DRIP, HEIRSP and ASB 401(k) Plan through open market purchases of its common stock rather than new issuances.
Operating activities provided net cash of $356 million in 2015, $325 million in 2014 and $362 million in 2013. Investing activities used net cash of $706 million in 2015, $592 million in 2014 and $598 million in 2013. In 2015, net cash used in investing activities was primarily due to a net increase in loans held for investment, Hawaiian Electric’s consolidated capital expenditures (net of contributions in aid of construction) and ASB's purchases of investment securities, partly offset by the repayments of investment securities, redemption of stock from Federal Home Loan Bank and sale of real estate held for sale. Financing activities provided net cash of $475 million in 2015, $223 million in 2014 and $237 million in 2013. In 2015, net cash provided by financing activities included net increases in deposits, retail repurchase agreements and long-term debt and proceeds from the issuance of common stock, partly offset by a decrease in short-term borrowings and payment of common and preferred stock dividends. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective

“Financial condition–Liquidity and capital resources” sections below.) During 2015, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $90 million and $30 million, respectively.
A portion of the net assets of Hawaiian Electric and ASB is not available for transfer to HEI in the form of dividends, loans or advances without regulatory approval. One of the conditions to the PUC’s approval of the Merger and corporate restructuring of Hawaiian Electric and HEI requires that Hawaiian Electric maintain a consolidated common equity to total capitalization ratio of not less than 35% (actual ratio of 57% at December 31, 2015), and restricts Hawaiian Electric from making distributions to HEI to the extent it would result in that ratio being less than 35%. In the absence of an unexpected material adverse change in the financial condition of the electric utilities or ASB, such restrictions are not expected to significantly affect the operations of HEI, its ability to pay dividends on its common stock or its ability to meet its debt or other cash obligations. See Note 14 of the Consolidated Financial Statements.
Forecasted HEI consolidated “net cash used in investing activities” (excluding “investing” cash flows from ASB) for 2016 through 2018 consists primarily of the net capital expenditures of the Utilities. In addition to the funds required for the Utilities’ construction programs (see “Electric utility–Liquidity and capital resources”), approximately $200 million will be required during 2016 through 2018 to repay HEI senior notes of $75 million maturing in March 2016 and and HEI’s $125 million two-year term loan maturing in October 2017, which are expected to be repaid with the proceeds from the issuance of commercial paper, bank borrowings, other medium- or long-term debt, common stock and/or dividends from subsidiaries (assuming that the proposed Merger has not closed by the maturity dates). Additional debt and/or equity financing may be utilized to invest in the Utilities and bank; to pay down commercial paper or other short-term borrowings; or to fund unanticipated expenditures not included in the 2016 through 2018 forecast, such as increases in the costs of or an acceleration of the construction of capital projects of the Utilities, unanticipated utility capital expenditures that may be required by the HCEI or new environmental laws and regulations, unbudgeted acquisitions or investments in new businesses, significant increases in retirement benefit funding requirements and higher tax payments that would result if certain tax positions taken by the Company do not prevail or if taxes are increased by federal or state legislation. In addition, existing debt may be refinanced prior to maturity with additional debt or equity financing (or both). Further, in anticipation of the possible completion of the Merger, the Company will make financing arrangements for the funding of additional transaction advisory fees and contingent payments through additional debt.
As further explained in “Retirement benefits” above and Notes 1 and 10 of the Consolidated Financial Statements, the Company maintains pension and OPEB plans. The Company’s contributions to the retirement benefit plans totaled $88 million in 2015 ($86 million by the Utilities, $2 million by HEI and nil by ASB), $60 million in 2014 ($59 million by the Utilities, $1 million by HEI and nil by ASB) and $83 million in 2013 ($81 million by the Utilities, $2 million by HEI and nil by ASB) and are expected to total $65 million in 2016 ($64 million by the Utilities, $1 million by HEI and nil by ASB). These contributions satisfied the minimum funding requirements pursuant to ERISA, including changes promulgated by the Pension Protection Act of 2006, and the requirements of the electric utilities’ pension and OPEB tracking mechanisms. In addition, the Company paid directly $1 million of benefits in 2015, $2 million in 2014 and $2 million in 2013 and expects to pay $2 million of benefits in 2016. With an increase in the discount rate at December 31, 2015 to 4.60% (from 4.22%) and a downward revision to the Mortality Improvement Scale used in calculating net periodic pension cost, it is estimated that the net periodic pension cost for 2016 will decline to $65 million (from $87 million in 2015) for the HEI Retirement Plan. Depending on the performance of the assets held in the plans’ trusts and numerous other factors, additional contributions may be required in the future to meet the minimum funding requirements of ERISA or to pay benefits to plan participants. The Company believes it will have adequate cash flow or access to capital resources to support any necessary funding requirements.

Selected contractual obligations and commitments.  Information about payments under the specified contractual obligations and commercial commitments of HEI and its subsidiaries was as follows:

December 31, 2015
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations
Investment in qualifying affordable housing projects	$6	$4	$—	$—	$10
Time certificates	197	137	138	3	475
Other bank borrowings	215	114	—	—	329
Long-term debt	75	175	96	1,241	1,587
Interest on certificates of deposit, other bank borrowings and long-term debt	80	148	138	798	1,164
Operating leases, service bureau contract, maintenance and ASB construction-related agreements	35	43	26	29	133
Hawaiian Electric open purchase order obligations[1]	89	12	2	1	104
Hawaiian Electric fuel oil purchase obligations (estimate based on December 31, 2015 fuel oil prices)	245	4	—	—	249
Hawaiian Electric power purchase obligations–minimum fixed capacity charges	107	190	194	497	988
Liabilities for uncertain tax positions	—	4	—	—	4
Total (estimated)	$1,049	$831	$594	$2,569	$5,043

[1]	Includes contractual obligations and commitments for capital expenditures and expense amounts.
The tables above do not include other categories of obligations and commitments, such as deferred taxes, trade payables, amounts that will become payable in future periods under collective bargaining and other employment agreements and employee benefit plans, obligations that may arise under indemnities provided to purchasers of discontinued operations, potential refunds of amounts collected from ratepayers (e.g., under the earnings sharing mechanism) and additional transaction advisory fees and contingent payments related to the proposed merger (approximately $24 million). As of December 31, 2015, the fair value of the assets held in trusts to satisfy the obligations of the Company’s retirement benefit plans did not exceed the retirement benefit plans’ benefit obligation. Minimum funding requirements for retirement benefit plans have not been included in the tables above; however, see “Retirement benefits” above for estimated minimum required contributions for 2016.
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
Proposed Merger. On December 3, 2014, HEI, NEE, Merger Sub II and Merger Sub I entered into an Agreement and Plan of Merger. The Merger Agreement provides that, prior to completion of the Merger, HEI will distribute to its shareholders, on a pro-rata basis, all of the issued and outstanding shares of ASB Hawaii (parent company of ASB). In addition, the Merger Agreement contemplates that, immediately prior to the closing of the Merger, HEI will pay its shareholders a special dividend of $0.50 per share. At the effective time of the Merger, shares of HEI common stock will be converted into shares of NEE common stock and HEI shareholders will become stockholders of NEE. The closing of the Merger is subject to various conditions, including federal and state regulatory approvals. See Note 2 of the Consolidated Financial Statements and “Risk Factors Related to the Merger” above.
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
Changes in the U.S. capital markets can also have significant effects on the Company. For example, pension funding requirements are affected by the market performance of the assets in the master pension trust and by the discount rate used to estimate the service and interest cost components of net periodic pension cost and value obligations. The Utilities’ pension tracking mechanisms help moderate pension expense; however, a decline in the value of the Company’s defined benefit pension plan assets may increase the unfunded status of the Company’s pension plans and result in increases in future funding requirements.
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
Limited insurance.  In the ordinary course of business, the Company purchases insurance coverages (e.g., property and liability coverages) to protect itself against loss of or damage to its properties and against claims made by third-parties and employees for property damage or personal injuries. However, the protection provided by such insurance is limited in significant respects and, in some instances, the Company has no coverage. The Utilities’ transmission and distribution systems (excluding substation buildings and contents) have a replacement value roughly estimated at $7 billion and are largely uninsured. Similarly, the Utilities have no business interruption insurance. If a hurricane or other uninsured catastrophic natural disaster were to occur, and if the PUC were not to allow the Utilities to recover from ratepayers restoration costs and revenues lost from business interruption, their results of operations, financial condition and liquidity could be materially adversely impacted. Certain of the Company’s insurance has substantial “deductibles” or has limits on the maximum amounts that may be recovered. Insurers also have exclusions or limitations of coverage for claims related to certain perils. If a series of losses occurred, such as from a series of lawsuits in the ordinary course of business each of which were subject to an insurance deductible amount, or if the maximum limit of the available insurance were substantially exceeded, the Company could incur uninsured losses in amounts that would have a material adverse effect on the Company’s results of operations, financial condition and liquidity.
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
In accordance with SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” management has identified the accounting policies it believes to be the most critical to the Company’s financial statements--that is, management believes that the policies discussed below are both the most important to the portrayal of the Company’s results of operations and financial condition, and currently require management’s most difficult, subjective or complex judgments. The policies affecting both of the Company’s two principal segments are discussed below and the policies affecting just one segment are discussed in the respective segment’s section of “Material estimates and critical accounting policies.” Management has reviewed the material estimates and critical accounting policies with the HEI Audit Committee and, as applicable, the Hawaiian Electric Audit Committee.
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
On August 26, 2014, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed proposed power supply improvement and interconnection plans with the PUC, as required by PUC orders issued in April 2014 (see “April 2014 regulatory orders” in Note 4 of the Consolidated Financial Statements). Under these plans, the Utilities will support sustainable growth of rooftop solar, expand use of energy storage systems, empower customers by developing smart grids, offer new products and services to customers (e.g., community solar, microgrids and voluntary “demand response” programs), and switch from high-priced oil to lower cost liquefied natural gas.
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
Transition to renewable energy. The Utilities are committed to assisting the State of Hawaii in achieving its Renewable Portfolio Standard goal of 100% renewable energy by 2045. Hawaii’s RPS law was revised in the 2015 Legislature and requires electric utilities to meet an RPS of 15%, 30%, 40%, 70% and 100% by December 31, 2015, 2020, 2030, 2040 and 2045, respectively. Energy savings resulting from DSM energy efficiency programs and solar water heating do not count toward these RPS. The Utilities have been successful in adding significant amounts of renewable energy resources to their electric systems and exceeded their 2015 RPS goal. The Utilities' RPS for 2015 is estimated at 23%, exceeding the 2015 RPS goal, and the Utilities led the nation in 2015 in the percentage of its customers who have installed PV systems. (See "Developments in renewable energy efforts” below).
The Utilities are pursuing the transition to renewable energy in a manner that will help stabilize customer bills as they become less dependent on costly and price-volatile fossil fuel, ensure reliable service as more intermittent renewables are integrated to the grid and enable more options for customers as distributed technologies advance. To achieve 100% renewables by 2045, the Utilities seek to achieve a diversified mix of renewable resources, including utility scale and distributed resources. Under the state’s renewable energy strategy, there has been exponential growth in recent years in variable generation (e.g. solar and wind) on Hawaii’s island grids. As more generating resources are added to the Utilities' electric systems and as customers reduce their energy usage, the ability to accommodate additional generating resources and to accept energy from existing resources is becoming more challenging. As a result, there is a growing risk that energy production from generating resources may need to be curtailed and the interconnection of additional resources will need to be closely evaluated. Much of this variable generation is in the form of distributed generators interconnected at distribution circuits that cannot be directly controlled by system operators. As a consequence, grid resiliency in response to events that cause significant frequency and/or voltage excursions has weakened, and the prospects for larger and more frequent service outages have increased. As part of its transition, the Utilities have been progressively making changes in their operating practices, are making investments in grid modernization technologies, and are working with the solar industry to mitigate these risks and continue the integration of more renewable energy.
The Utilities are also working with the State of Hawaii and other entities to examine the possibility of using liquefied natural gas (LNG) as a cleaner and lower cost fuel as transition fuel for some generation as the Utilities move from oil to renewable energy. Since 2014 the Utilities have been evaluating delivering LNG in specialized shipping containers to their generating stations on a transitional basis, an approach that requires minimal on-island infrastructure. In March 2014, Hawaiian Electric issued a RFP for the supply of containerized LNG and is currently in negotiations to resolve key contractual provisions with the preferred bidder. In August 2015, Hawaii State Governor Ige voiced his opposition to LNG as a replacement fuel for power generation citing (a) the high infrastructure costs, (b) permitting requirements as primary obstacles and (c) the potential to distract Hawaii from achieving the State's renewable energy goals. The Utilities are working to align their containerized LNG plans with the State’s directives and plan on finalizing LNG fuel agreements in the first quarter of 2016. The Utilities would seek approval from the PUC for the fuel agreement(s) and for the commitment of funds for related capital improvements shortly thereafter.
After launching a smart grid customer engagement plan during the second quarter of 2014. Hawaiian Electric replaced approximately 5,200 residential and commercial meters with smart meters, 160 direct load control switches, fault circuit indicators and remote controlled switches in selected areas across Oahu as part of the Smart Grid Initial Phase implementation. Also under the Initial Phase a grid efficiency measure called Volt/Var Optimization (or Conservation Voltage Reduction) was turned on, customer energy portals were launched and are available for customer use and a PrePay Application was launched. The Initial Phase implementation was completed in 2015. The smart grid provides benefits such as customer tools to manage their electric bills, potentially shortening outages and enabling the Utilities to integrate more low-cost renewable energy, like wind and solar, which will reduce Hawaii’s dependence on imported oil. The Utilities are planning to seek approval from the PUC in the first quarter of 2016 to commit funds for an expansion of the smart grid project, including at Hawaii Electric Light and Maui Electric.
Decoupling. In 2010, the PUC issued an order approving decoupling, which was implemented by the Utilities in 2011 and 2012. The decoupling model implemented delinks revenues from sales and includes annual rate adjustments for certain O&M expenses and rate base changes. On May 31, 2013, as provided for in its original order issued in 2010 approving decoupling, the PUC opened an investigative docket to review whether the decoupling mechanisms are functioning as intended, are fair to the Utilities and their ratepayers, and are in the public interest. On March 31, 2015, the PUC issued an Order to make certain modifications to the decoupling mechanism. See "Decoupling" in Note 4 of the Consolidated Financial Statements for a discussion of changes to the RAM mechanism. Under decoupling, as modified by the PUC, the most significant drivers for improving earnings are:
•completing major capital projects within PUC approved amounts and on schedule;
•managing O&M expense and capital additions relative to authorized RAM adjustments; and
•achieving regulatory outcomes that cover O&M requirements and rate base items not recovered in the RAMs.
Actual and PUC-allowed (as of December 31, 2015) returns were as follows:

%	Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Year ended December 31, 2015	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.39	6.58	7.19	8.02	7.22	8.52	9.20	7.49	8.76
PUC-allowed returns	8.11	8.31	7.34	10.00	10.00	9.00	10.00	10.00	9.00
Difference	(0.72)	(1.73)	(0.15)	(1.98)	(2.78)	(0.48)	(0.80)	(2.51)	(0.24)

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
The structural gap in 2016 is expected to be 90 to 110 basis points. Factors which impact the range of the structural gap include the actual sales impacting the size of the RBA regulatory asset, the actual level of plant additions in any given year relative to the amount recoverable through the RAM, the 2015 RAM Revenue adjustment pursuant to PUC Order, and the timing, nature, and size of any general rate case. Between rate cases, items not covered by the annual RAMs could also have a negative impact on the actual ROACEs achieved by the Utilities. Items not likely to be covered by the annual RAMs include the changes in rate base for the regulatory asset for pension contributions in excess of the pension amount in rates, investments in software projects, changes in fuel inventory and O&M and capital additions in excess of indexed escalations. The specific magnitude of the impact will depend on various factors, including changes in the required annual pension contribution, the size of software projects, changes in fuel prices and management’s ability to manage costs within the current mechanisms.
As part of decoupling, the Utilities also track their rate-making ROACEs as calculated under the earnings sharing mechanism, which includes only items considered in establishing rates. At year-end, each utility's rate-making ROACE is compared against its ROACE allowed by the PUC to determine whether earnings sharing has been triggered. Annual earnings of a utility over and above the ROACE allowed by the PUC are shared between the utility and its ratepayers on a tiered basis. The earnings share mechanism was not triggered for any of the utilities in 2015. For 2014, the earnings sharing mechanism was triggered for Maui Electric, and Maui Electric will credit $0.5 million to its customers for their portion of the earnings sharing during the period June 2015 to May 2016. Earnings sharing credits are included in the annual decoupling filing for the following year.
Annual decoupling filings.  See “Decoupling” in Note 4 of the Consolidated Financial Statements for a discussion of the 2015 annual decoupling filings.
Results of operations.

•	2015 vs. 2014

2015	2014	Increase (decrease)		(dollars in millions, except per barrel amounts)
$2,335	$2,987	$(652)		Revenues. Decrease largely due to:
			$(520)	lower fuel prices
			(134)	lower purchased power energy costs
			2	higher KWH purchased
655	1,132	(477)		Fuel oil expense. Decrease largely due to lower fuel costs and lower KWH generated
594	722	(128)		Purchased power expense. Decrease due to lower purchased power energy prices offset by higher KWH purchased
413	411	2		Operation and maintenance expense. Net increase due to:
			5	ERP software costs write off resulting from PUC ERP/EAM decision
			4	additional reserves for environmental costs[1]
			3	higher employee benefit costs
			(9)	higher 2014 smart grid initial phase costs
399	447	(48)		Other expenses. Decrease in revenue taxes due to lower revenue offset by higher depreciation expense for plant investments
274	276	(2)		Operating income. Decrease due to lower revenues
136	138	(2)		Net income for common stock. Decrease due to lower operating income
8.0%	8.4%	(0.4)%		Return on average common equity
74.71	129.65	(54.94)		Average fuel oil cost per barrel [2]
8,957	8,976	(19)		Kilowatthour sales (millions) [3]
5,082	4,909	173		Cooling degree days (Oahu)
2,727	2,759	(32)		Number of employees (at December 31)

•	2014 vs. 2013

2014	2013	Increase (decrease)		(dollars in millions, except per barrel amounts)
$2,987	$2,980	$7		Revenues. Increase largely due to:
			$52	higher rate base and O&M RAM
			8	higher purchased power costs
			5	Maui Electric refund in 2013 due to final 2012 rate case decision
			(32)	lower KWH generated
			(28)	lower fuel prices
1,132	1,186	(54)		Fuel oil expense. Decrease largely due to lower KWHs generated and lower fuel costs
722	711	11
Purchased power expense. Increase due to higher KWHs purchased as a result of decreased availability of AES in 2013 and expanded capacity of HPower in 2014, partly offset by lower purchased energy costs due to lower fuel prices

411	403	8		Operation and maintenance expense. Increase largely due to:
			8	smart grid initial phase
			8	consultant costs associated with energy transformation plans
			4	storm restoration
			4	customer information system upgrade
			(9)	lower customer service costs that were elevated in 2013 during the stabilization period for the new customer information system
			(5)	lower overhaul costs due to reduced scope of overhauls
			(5)	lower production costs due to deactivation of HPP
447	435	12		Other expenses. Increase primarily due to depreciation expense for plant investments
276	246	30		Operating income. Increase due to higher revenues and a decrease in overall expenses
138	123	15		Net income for common stock. Increase due to higher operating income
8.4%	8.0%	0.4%		Return on average common equity
129.65	131.10	(1.45)		Average fuel oil cost per barrel [2]
8,976	9,070	(94)		Kilowatthour sales (millions) [3]
4,909	4,506	403		Cooling degree days (Oahu)
2,759	2,764	(5)		Number of employees (at December 31)

[1]	Costs to complete Waiau Power Plant's onshore and offshore investigations and the remediation of PCB contamination in the offshore sediment.

[2]
The rate schedules of the electric utilities currently contain energy cost adjustment clauses (ECACs) through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.

[3]
KWH sales were lower in 2015 and 2014 when compared to the prior year due largely to continued energy efficiency and conservation efforts by customers and increasing levels of customer-sited renewable generation.

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
The $53.2 million, $58.2 million and $58.8 million interim increases, and the $58.1 million final increase, include the $15 million in annual revenues that were being recovered through the decoupling RAM prior to the first interim increase.
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
On January 28, 2013, the Utilities and the Consumer Advocate entered into the 2013 Agreement to, among other things, write-off $40 million of CIS Project costs in lieu of conducting the regulatory audits of the CIP CT-1 and the CIS projects, with the remaining recoverable costs for the projects of $52 million to be included in rate base as of December 31, 2012. The parties agreed that Hawaii Electric Light would withdraw its 2013 test year rate case and not file a rate case until its next turn in the rate case cycle, for a 2016 test year, and Hawaiian Electric would delay the filing of its scheduled 2014 test year rate case to no earlier than January 2, 2014. The parties also agreed that, starting in 2014, Hawaiian Electric will be allowed to record RAM revenues starting on January 1 (instead of the prior start date of June 1) for the years 2014, 2015 and 2016. For 2015 and 2014, Hawaiian Electric had additional net RAM revenues of $4 million and $12 million, respectively.
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
On June 27, 2014, Hawaiian Electric submitted an abbreviated rate case filing (abbreviated filing), stating that it intends to forgo the opportunity to seek a general rate increase in base rates, and if approved, this filing would result in no change in base rates. Hawaiian Electric stated that it is foregoing a rate increase request in recognition that its customers are already in a challenging high electricity bill environment. The abbreviated filing explained that Hawaiian Electric is aggressively attacking the root causes of high rates, by, among other things, vigorously pursuing the opportunity to switch from oil to liquefied natural gas, acquiring lower-cost renewable energy resources, pursuing opportunities to achieve operational efficiencies and deactivating older, high-cost generation. Instead of seeking a rate increase, Hawaiian Electric is focused on developing and executing the new business model, plans and strategies required by the PUC’s April 2014 regulatory orders discussed in Note 4 of the Consolidated Financial Statements, as well as other actions that will reduce rates.
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
Hawaii Electric Light 2016 test year rate case.  On June 17, 2015, Hawaii Electric Light filed its notice of intent to file a general rate case application by December 30, 2016, and simultaneously filed a motion which requested an extension to file its 2016 rate case to no later than December 30, 2016. On November 19, 2015, the PUC issued an order granting Hawaii Electric Light’s motion, extending the deadline to file its 2016 rate case to December 30, 2016, and requiring a number of conditions, including the removal of all HEI non-incentive executive compensation from the Company’s base rates, a demonstration that it substantially reduced its cost structure, a proposal of a set of economic incentive and cost recovery mechanisms to further encourage reductions in rates and an acceleration of its clean energy transformation, and a proposal to modify the ECAC to provide incentives to reduce fuel and purchased power expenses.
Integrated resource planning and April 2014 regulatory orders. See “April 2014 regulatory orders” in Note 4 to the Consolidated Financial Statements.
Developments in renewable energy efforts.  Developments in the Utilities’ efforts to further their renewable energy strategy include the following:

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

•
In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua Bioenergy, LLC (Hu Honua) for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Per the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction delays, has failed to meet its current obligations under the PPA and failed to provide adequate assurances that it can perform or has the financial means to perform. Absent compelling changes in circumstances, Hawaii Electric Light currently intends to terminate the PPA effective March 1, 2016.

•
In May 2012, the PUC instituted a proceeding for a competitive bidding process for up to 50 MW of firm renewable geothermal dispatchable energy (Geothermal RFP) on the island of Hawaii. Bids were received in January 2015, and in February 2015, Ormat Technologies, Inc. was selected to provide 25 MW of additional geothermal energy, subject to successful contract negotiations and PUC approval of the final agreement. In February 2016, Hawaii Electric Light provided the PUC with a status update notifying the PUC that the selected bidder had determined the proposed project was not economically and financially viable, resulting in conclusion of PPA negotiations.

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

•
In August 2012, the PUC approved a waiver from the competitive bidding framework to allow Hawaiian Electric to negotiate with the U.S. Army for construction of a 50-MW utility-owned and operated firm, renewable and dispatchable generation facility at Schofield Barracks on the island of Oahu. In September 2015, the PUC approved Hawaiian Electric's application with conditions and limitations. See "Schofield Generating Station Project" in Note 4 of the Consolidated Financial Statement.

•
In May 2013, Maui Electric requested a waiver from the PUC Competitive Bidding Framework to conduct negotiations for a PPA for approximately 4.5 to 6.0 MW of firm power from a proposed Mahinahina Energy Park, LLC project, fueled with biofuel. The PUC approved the waiver request, provided that an executed PPA must be filed for PUC approval by February 2015. The parties did not execute a PPA by the PUC deadline. In September 2015, Anaergia Services, Maui Energy park and Maui Resource Recovery Facility filed a Petition for Declaratory Order, asking the PUC to find that Hawaiian Electric and Maui Electric have violated Hawaii state law and clear legislative policy by wrongfully refusing and failing to forward several bona fide requests for preferential rates for the purchase of firm renewable energy produced in conjunction with agricultural activities to the PUC for approval.

•
In October 2013, the PUC approved Hawaiian Electric’s 20-year contract with Hawaii BioEnergy to supply 10 million gallons per year of biocrude at the Kahe Power Plant; however, in January 2016, Hawaiian Electric terminated the contract due to Hawaii BioEnergy’s inability to meet its contractual obligations/milestones.

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

•
In July 2015, the PUC issued orders approving (with conditions) four PPAs for a combined 137 MW of solar projects. Hawaiian Electric expects to manage curtailment levels of these projects. In August 2015, the PUC issued orders denying Hawaiian Electric’s applications to approve three other solar projects. In January 2016, two of the four approved projects received notices of default from Hawaiian Electric for failure to meet guaranteed project milestones, and in February 2016 a third project received a notice of failure to meet a substantial commitment milestone. On January 28, 2016, the PUC reopened proceedings for the three projects requesting Hawaiian Electric to file a status report. On February 12, 2016, Hawaiian Electric filed updates with the PUC regarding the status of the projects. On this same day, Hawaiian Electric terminated these three PPAs totaling 109.6 MW of the four approved PPAs totaling 137 MW. The developer of the terminated PPAs and the Consumer Advocate have until February 23, 2016 to file a response with the PUC regarding Hawaiian Electric’s status report.

•
In July 2015, Maui Electric signed two PPAs, with Kuia Solar and South Maui Renewable Resources, each for a 2.87-MW solar facility. In February 2016, the PUC approved both PPAs, subject to certain conditions and modifications.

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

•
In October 2015, the Utilities filed with the PUC a proposal for a Community-Based Renewable Energy program and tariff that would allow customers who cannot, or chose not to, take advantage of rooftop solar to receive the benefits of renewable energy to help offset their monthly electric bills and support clean energy for Hawaii. In November 2015, the PUC suspended the filing and opened a docket to investigate the matter.

•
The Utilities began accepting energy from feed-in tariff projects in 2011. As of December 31, 2015, there were 14 MW, 3 MW and 4 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

•
As of December 31, 2015, there were approximately 258 MW, 60 MW and 64 MW of installed NEM capacity from renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

Other regulatory matters.  In addition to the items below, also see Note 4 of the Consolidated Financial Statements.
Adequacy of supply.
Hawaiian Electric.  In January 2016, Hawaiian Electric filed its 2016 Adequacy of Supply (AOS) letter, which indicated that based on its May 2015 sales and peak forecast for the 2016 to 2017 time period, Hawaiian Electric’s generation capacity will be sufficient to meet reasonably expected demands for service and provide reasonable reserves for emergencies through 2017.
In accordance to its planning criteria, Hawaiian Electric deactivated two fossil fuel generating units from active service at its Honolulu Power Plant in January 2014 and anticipates deactivating two additional fossil fuel units at its Waiau Power Plant in the 2018 timeframe. Hawaiian Electric is proceeding with future firm capacity additions in coordination with the State of Hawaii Department of Transportation in 2016, and with the U.S. Department of the Army for a utility owned and operated renewable, dispatchable, including black start capabilities, generation security project on federal lands, which is expected to be in service in the first quarter of 2018. Hawaiian Electric is continuing negotiations with two firm capacity IPPs on Oahu under PPAs scheduled to expire in 2016 and 2022.

Hawaii Electric Light.  In January 2016, Hawaii Electric Light filed its 2016 AOS letter, which indicated that Hawaii Electric Light’s generation capacity through 2018 is sufficient to meet reasonably expected demands for service and provide for reasonable reserves for emergencies. The 2016 AOS letter also indicated that the Company's Shipman plant in Hilo was retired in 2015.
Additional generation from other renewable resources could be added in the 2020-2025 timeframe.
Maui Electric.  In January 2016, Maui Electric filed its 2016 AOS letter, which indicated that Maui Electric’s generation capacity for the islands of Lanai and Molokai for the next three years is sufficiently large to meet all reasonably expected demands for service and provide reasonable reserves for emergencies. The 2016 AOS letter also indicated that without the peak reduction benefits of demand response but with the equivalent firm capacity value of wind generation, Maui Electric expects to have a small reserve capacity shortfall from 2017 to 2022 on the island of Maui.  Maui Electric is evaluating several measures to mitigate the anticipated reserve capacity shortfall.  Maui Electric anticipates needing a significant amount of additional firm capacity on Maui in the 2022 timeframe after the planned retirement of Kahului Power Plant. In February 2014, Maui Electric deactivated two fossil fuel generating units, with a combined rating of 9.5 MW, at its Kahului Power Plant. Due to various system conditions including lack of wind generation, approaching storms, and scheduled and unscheduled outages of generating units, transmission lines, and independent power producers, the two deactivated units at Kahului Power Plant were reactivated for several days in 2015. In consideration of the time needed to acquire replacement firm generating capacity, Maui Electric now anticipates the retirement of all generating units at the Kahului Power Plant, which have a combined rating of 32.3 MW, in the 2022 timeframe. A capacity planning analysis is in progress to better define needs and timing. Maui Electric plans to issue one or more RFPs for energy storage, demand response and firm generating capacity, and to make system improvements needed to ensure reliability and voltage support in this timeframe.
April 2014 regulatory orders. In April 2014, the PUC issued four orders that collectively provide certain key policy, resource planning, and operational directives to the Utilities. See “April 2014 regulatory orders” in Note 4 of the Consolidated Financial Statements.
Legislation and regulation.  Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the Utilities and their customers. Also see “Environmental regulation” in Note 4 of the Consolidated Financial Statements and “Recent tax developments” above.
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
Hawaiian Electric’s consolidated capital structure was as follows:

December 31	2015		2014
(dollars in millions)
Long-term debt, net	$1,287	42%	$1,207	41%
Preferred stock	34	1	34	1
Common stock equity	1,728	57	1,682	58
	$3,049	100%	$2,923	100%
Information about Hawaiian Electric’s short-term borrowings (other than from Hawaii Electric Light and Maui Electric) and Hawaiian Electric’s line of credit facility were as follows:

	Year ended December 31, 2015
(in millions)	Average balance	End-of-period balance	December 31, 2014
Short-term borrowings[1]
Commercial paper	$47	$—	$—
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facility	200	200	200

[1]
The maximum amount of external short-term borrowings in 2015 was $126 million. At December 31, 2015, Hawaiian Electric had short-term borrowings from Hawaii Electric Light and Maui Electric of $15.5 million and $7.5 million, respectively, which intercompany borrowings are eliminated in consolidation. At February 12, 2016, Hawaiian Electric had $61 million of outstanding commercial paper, its line of credit facility was undrawn, it had no borrowings from HEI and it had short-term borrowings from Hawaii Electric Light and Maui Electric of $5.5 million and $1.5 million, respectively.

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
In January 2015, S&P reported the ratings of Hawaiian Electric (BBB-/Watch Positive/A-3). S&P indicated that “[g]iven the proposed funding for the transaction (all equity and the assumption of existing debt), along with opportunities for growth for NextEra Energy, we expect to view HEI as a core subsidiary of NextEra Energy and therefore to raise the issuer credit rating (ICR) on HEI and HECO to be in line with that of NextEra Energy.”
In August 2015, Moody’s changed Hawaiian Electric’s rating outlook from stable to negative “due to concerns about the execution risk inherent in transforming its oil-dominated generation base to renewables.” Moody’s stated that they could reevaluate Hawaiian Electric’s rating or outlook upon the closing of the pending merger with NEE.
In December 2015, Fitch affirmed the Issuer Default Rating for Hawaiian Electric at BBB+ with a Stable Outlook. Fitch also maintained HEI’s outlook as Watch Positive. Fitch stated that “[o]nce the transaction is completed, HEI (or its successor within NEE) would become a first-tier holding company under NextEra Energy Capital Holdings, Inc. Fitch expects to equalize the IDR of HEI with that of HECO once the bank is spun off and the acquisition with NEE is completed. The acquisition would not result in any change in rating of HECO. The structural weakness in HECO’s service territory due to rising penetration of rooftop solar, the concessions offered for merger approval and the uncertainty regarding the fleet modernization plan until the Power Supply Improvement Plan (PSIP) is approved by the regulators offset the positives of NEE’s ownership and a sharp decline in oil prices over last year. Over the long term, Fitch sees a bias toward positive rating actions for HECO and HEI under NEE’s ownership.”

As of February 12, 2016, the Fitch, Moody’s and S&P ratings of Hawaiian Electric were as follows:

	Fitch	Moody’s	S&P
Long-term issuer default, long-term issuer and corporate credit, respectively	BBB+	Baa1	BBB-
Commercial paper	F2	P-2	A-3
Special purpose revenue bonds	A-[1]	Baa1	BBB-
Hawaiian Electric-obligated preferred securities of trust subsidiary	*	Baa2	BB
Cumulative preferred stock (selected series)	*	Baa3	*
Senior unsecured debt	A-	Baa1	*
Subordinated debt	BBB	*	*
Outlook	Stable	Negative	Watch-Positive
*    Not rated.
1    Rated only for SPRB issued in 2015.
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
SPRBs have been issued by the DBF to finance (and refinance) capital improvement projects of Hawaiian Electric and its subsidiaries, but the sources of their repayment are the non-collateralized obligations of Hawaiian Electric and its subsidiaries under loan agreements and notes issued to the DBF, including Hawaiian Electric’s guarantees of its subsidiaries’ obligations. The payment of principal and interest due on the Series 2007A and Refunding Series 2007B SPRBs are insured by Financial Guaranty Insurance Company (FGIC), which was placed in a rehabilitation proceeding in the State of New York in June 2012. On August 19, 2013 FGIC's plan of rehabilitation became effective and the rehabilitation proceeding terminated. The S&P and Moody’s ratings of FGIC, which at the time the insured obligations were issued were higher than the ratings of the Utilities, have been withdrawn. Management believes that if Hawaiian Electric’s long-term credit ratings were to be downgraded, or if credit markets further tighten, it could be more difficult and/or expensive to sell bonds in the future.
The PUC approved the use of an expedited approval procedure for the approval of long-term debt financings or refinancings (including the issuance of taxable debt) by the Utilities, up to specified amounts, during the period 2013 through 2015, subject to certain conditions. On October 3, 2013, after obtaining such expedited approvals, the Utilities issued, through a private placement, non-collateralized senior notes bearing taxable interest in an aggregate principal amount of $236 million.
In September 2014, the Utilities filed a request with the PUC under the expedited approval procedure for approval to issue unsecured obligations bearing taxable interest through December 31, 2015 of up to $80 million (Hawaiian Electric $50 million, Hawaii Electric Light $25 million and Maui Electric $5 million). In May 2015, the PUC approved the Utilities’ request. On October 15, 2015, the Utilities issued, through a private placement, unsecured senior notes bearing taxable interest in the aggregate principal amount of $80 million. See Note 8 of the Consolidated Financial Statements.
In June 2015, the Utilities refiled with the PUC a letter request to refinance outstanding revenue bonds with refunding revenue bonds totaling $47 million. Following the PUC's approval of the Utilities' request, on December 15, 2015, the Department issued, at par, Refunding Series 2015 SPRBs in the aggregate principal amount of $47 million with a maturity of January 1, 2025. See Note 8 of the Consolidated Financial Statements.
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
Cash flows from operating activities generally relate to the amount and timing of cash received from customers and payments made to third parties. Using the indirect method of determining cash flows from operating activities, noncash expense items such as depreciation and amortization, as well as changes in certain assets and liabilities, are added to (or deducted from) net income. In 2015 and 2014, net cash provided by operating activities increased by $26 million and decreased by $20 million, respectively, compared to the prior year. In 2015, noncash depreciation and amortization amounted to $186 million due to an increase in plant and equipment and deferred income taxes increased $76 million. Further, net cash provided by operating activities included a decrease of $64 million in accounts receivable and accrued unbilled revenues due largely to the decrease in customer bills as a result of lower fuel oil prices included in rates, a $35 million decrease in fuel oil stock, offset by a $55 million decrease in accounts payable due to the decrease in the fuel oil prices and timing of vendor payments. In 2014, noncash depreciation and amortization amounted to $176 million due to an increase in plant and equipment and deferred income taxes increased $83 million. Further, net cash provided by operating activities included a decrease of $33 million in accounts receivable and accrued unbilled revenues due to result of timing of customer payments, a $28 million decrease in fuel oil stock, offset by a $66 million decrease in accounts payable due to timing of vendor payments.
In 2015 and 2014, net cash used in investing activities increased by $15 million and decreased by $51 million, respectively, compared to the prior year. In 2015 and 2014, capital expenditures amounted to $350 million and $337 million, respectively, offset by contributions in aid of construction of $40 million and $42 million, respectively.
Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. In 2015 and 2014, cash flows from financing activities changed by a positive $48 million and a negative $126 million, respectively, compared to the prior year. In 2015, cash used in financing activities consisted primarily of the payment of $92 million of common and preferred stock dividends offset by the proceeds received from the issuance of $80 million of taxable unsecured senior notes. In 2014, cash used in financing activities consisted primarily of the payment of $90 million of common and preferred stock dividends and the redemption of $11 million of special purpose revenue bonds, partially offset by net proceeds received from the issuance of $40 million of common stock.
For 2016, the Utilities forecast $450 million of net capital expenditures (including the purchase of HEP), which could change over time based upon external factors such as the timing and scope of environmental regulations, unforeseen delays in permitting and timing of PUC decisions. Proceeds from the issuance of equity and long-term debt, cash flows from operating activities, temporary increases in short-term borrowings and existing cash and cash equivalents are expected to provide the forecasted $450 million needed for the net capital expenditures in 2016 as well as to pay down commercial paper or other short-term borrowings, fund any unanticipated expenditures not included in the 2016 forecast such as increases in the costs or acceleration of the construction of capital projects, unanticipated capital expenditures that may be required by new environmental laws and regulations, unbudgeted acquisitions or investments in new businesses and significant increases in retirement benefit funding requirements.
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
For a discussion of funding for the electric utilities’ retirement benefits plans, see Notes 1 and 10 of the Consolidated Financial Statements and “Retirement benefits” above. The electric utilities were required to make contributions of $9 million for 2015, $56 million for 2014 and $61 million for 2013 to the qualified pension plans to meet minimum funding requirements pursuant to ERISA, including changes promulgated by the Pension Protection Act of 2006. The electric utilities made additional voluntary contributions in 2015, 2014 and 2013. Contributions by the electric utilities to the retirement benefit plans for 2015, 2014 and 2013 totaled $86 million, $59 million and $81 million, respectively, and are expected to total $64 million in 2016. In addition, the electric utilities paid directly $0.4 million of benefits in 2015, $1 million of benefits in 2014 and $1 million of benefits in 2013 and expect to pay $1 million of benefits in 2016. Depending on the performance of the assets held in the plans’ trusts and numerous other factors, additional contributions may be required in the future to meet the minimum funding requirements of ERISA or to pay benefits to plan participants. The electric utilities believe they will have adequate cash flow or access to capital resources to support any necessary funding requirements.
Selected contractual obligations and commitments. The following table presents aggregated information about total payments due from the Utilities during the indicated periods under the specified contractual obligations and commitments:

December 31, 2015	Payments due by period
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Long-term debt	$—	$50	$96	$1,141	$1,287
Interest on long-term debt	64	128	126	793	1,111
Operating leases	8	10	6	10	34
Open purchase order obligations ¹	89	12	2	1	104
Fuel oil purchase obligations (estimate based on December 31, 2015 fuel oil prices)	245	4	—	—	249
Purchase power obligations-minimum fixed capacity charges	107	190	194	497	988
Liabilities for uncertain tax positions	—	4	—	—	4
Total (estimated)	$513	$398	$424	$2,442	$3,777
¹ Includes contractual obligations and commitments for capital expenditures and expense amounts.
The table above does not include other categories of obligations and commitments, such as deferred taxes, trade payables, amounts that will become payable in future periods under collective bargaining and other employment agreements and employee benefit plans and potential refunds of amounts collected from ratepayers (e.g., under the earnings sharing mechanism). As of December 31, 2015, the fair value of the assets held in trusts to satisfy the obligations of the Utilities’ retirement benefit plans did not exceed the retirement benefit plans’ benefit obligation. Minimum funding requirements for retirement benefit plans have not been included in the table above, but retirement benefit plan obligations, including estimated minimum required contributions for 2016 are discussed in the section “Retirement benefits” in Hawaiian Electric’s MD&A and Note 10 of the Consolidated Financial Statements.
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
Fuel oil and purchased power.  The electric utilities rely on fuel oil suppliers and IPPs to deliver fuel oil and power, respectively. See “Fuel contracts” and “Power purchase agreements” in Note 4 of the Consolidated Financial Statements. The Company estimates that 67% of the net energy the Utilities generate and purchase in 2016 will be from the burning of fossil fuel oil as compared to 70% in 2015. Purchased KWHs provided approximately 46%, 46% and 44% of the total net energy generated and purchased in 2015, 2014 and 2013, respectively.
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
Other operation and maintenance expenses.  O&M expenses increased by 1% in 2015, 2% in 2014 and 1% in 2013 when compared to the prior year. O&M expenses (excluding expenses covered by surcharges or by third parties) increased by 1% each year for 2015, 2014 and 2013 when compared to the prior year. O&M expenses (excluding expenses covered by surcharges or by third parties) for 2016 are projected to be up to 5% lower than the 2015 level as 2015 included significant write-offs and reserves that are not expected to recur in 2016. In addition, the Utilities expect to realize the benefits of the cost management strategies that began in 2015.
Other regulatory and permitting contingencies.  Many public utility projects require PUC approval and various permits (e.g., environmental and land use permits) from other agencies. Delays in obtaining PUC approval or permits can result in increased costs. If a project does not proceed or if the PUC disallows costs of the project, the project costs may need to be written off in amounts that could have a material adverse effect on the Company. For example, two major capital improvement utility projects, the Keahole project (consisting of CT-4, CT-5 and ST-7) and the East Oahu Transmission Project (EOTP), encountered opposition and were seriously delayed before being placed in service, with a writedown being required for both the Keahole and EOTP projects in 2007 and 2011, respectively. More recently, the Utilities and the Consumer Advocate signed a settlement agreement, subject to approval by the PUC, to write off $40 million of costs in 2012 in lieu of conducting the regulatory audits of the CIP CT-1 and the CIS projects. See Note 4 of the Consolidated Financial Statements for a discussion of additional regulatory contingencies.
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
The Utilities received PUC approval for exemptions from the competitive framework to negotiate modifications to existing PPAs that generate electricity from renewable resources, including the City & County of Honolulu’s HPower facility expansion and the Puna Geothermal Venture geothermal facility expansion. Also, certain renewable energy projects were “grandfathered” from the competitive bidding process, including the Kahuku Wind Power, Auwahi Wind Energy LLC, and Kaheawa Wind Power II wind farms. The PUC can also grant waivers to renewable energy projects that are not exempt from the Competitive Bidding Framework.
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
Environmental matters.  The Utilities' generating stations operate under air pollution control permits issued by the Hawaii Department of Health (DOH) and, in a limited number of cases, by the federal Environmental Protection Agency (EPA). Hawaii law requires an environmental assessment for proposed waste-to-energy facilities, landfills, oil refineries, power-generating facilities greater than 5 MW and wastewater facilities, except individual wastewater systems. Meeting this requirement for environmental assessments results in increased project costs.
The 1990 amendments to the Clean Air Act (CAA), changes to the National Ambient Air Quality Standard (NAAQS) for ozone and adoption of a NAAQS for fine particulate matter resulted in substantial changes for the electric utility industry such as the installation of additional emissions controls, retirements of older generating units and switches to lower-emissions fuels. Further, significant impacts may occur under newly adopted rules (e.g., one-hour NAAQS for sulfur dioxide and nitrogen dioxide; control of GHGs under the GHG PSD Rule; and the Clean Power Plan, which currently exempts non-continental electric utilities); under rules deemed applicable to the Utilities’ facilities (e.g., the Regional Haze Rule); or if new legislation, rules or standards are adopted in the future. Similarly, the rules governing cooling water intakes may significantly impact Hawaiian Electric’s steam generating facilities on Oahu.
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
Regulatory liabilities represent amounts collected from customers for costs that are expected to be incurred in the future. Regulatory assets represent incurred costs that have been deferred because their recovery in future customer rates is probable. As of December 31, 2015, the consolidated regulatory liabilities and regulatory assets of the Utilities amounted to $372 million and $897 million, respectively, compared to $345 million and $905 million as of December 31, 2014, respectively. Regulatory liabilities and regulatory assets are itemized in Note 4 of the Consolidated Financial Statements. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory environment. Because current rates include the recovery of regulatory assets existing as of the last rate case and rates in effect allow the Utilities to earn a reasonable rate of return, management believes that the recovery of the regulatory assets as of December 31, 2015 is probable. This determination assumes continuation of the current political and regulatory climate in Hawaii, and is subject to change in the future.
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
Revenues.  Electric utility revenues are based on rates authorized by the PUC and include revenues applicable to energy consumed in the accounting period, but not yet billed to customers, and RBA revenues or refunds for the difference between PUC-approved target revenues and recorded adjusted revenues, which delinks revenues from kilowatthour sales. As of December 31, 2015, revenues applicable to energy consumed, but not yet billed to customers, amounted to $96 million and the RBA revenues recognized in 2015 amounted to $62 million.
Revenue amounts recorded pursuant to a PUC interim order are subject to refund, with interest, pending a final order. The rate schedules of the Utilities include ECACs under which electric rates are adjusted for changes in the weighted-average price paid for fuel oil and certain components of purchased power, and the relative amounts of company-generated power and purchased power. The rate schedules of the Utilities also include PPACs under which electric rates are more closely aligned with purchase power costs incurred. Management believes that a material adverse effect on the Company’s results of operations, financial condition and liquidity may result if the ECACs, PPACs or RBAs were lost or adversely modified.
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

Bank
Executive overview and strategy.  When ASB was acquired by HEI in 1988, it was a traditional thrift with assets of $1 billion and net income of about $13 million. ASB has grown by both acquisition and internal growth, but has been optimizing its balance sheet in recent years as a result of its multi-year performance improvement project, which has resulted in a reduction in asset size and a concomitant improvement in profitability and capital efficiency. ASB ended 2015 with assets of $6.0 billion and net income of $55 million, compared to assets of $5.6 billion as of December 31, 2014 and net income of $51 million in 2014.
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
ASB’s loan quality remained strong in 2015 as a result of stabilized or increasing property values, more financial flexibility of borrowers, and overall general economic improvement in the state of Hawaii. ASB’s annualized net charge-offs as a percentage of total average loans was 0.04% for 2015 compared to 0.01% for 2014. ASB’s provision for loan losses for 2015 was $6.3 million compared to $6.1 million for 2014 primarily due to loan loss reserves needed for growth in the loan portfolio.
Effective July 2013, ASB became non-exempt from the Durbin Amendment to the Dodd-Frank Act which resulted in lower debit card interchange fees. For 2015, 2014 and 2013, the estimated net income impact of the lower debit card interchange fees was $6 million, $6 million and $3 million, respectively. If the Spin-off of ASB occurs as contemplated by the Merger Agreement, ASB expects to be exempt from the Durbin Amendment.

Results of operations.

•	2015 vs. 2014

(in millions)	2015	2014	Increase (decrease)	Primary reason(s)
Interest income	$200	$191	$9
The impact of higher average earning asset balances was partly offset by lower yields on earning assets. ASB’s average loan portfolio balance for 2015 was $213 million higher than 2014 as the average commercial real estate, residential, HELOC and commercial loan balances increased by $111 million, $40 million, $37 million and $15 million, respectively. The growth in these loan portfolios was consistent with ASB’s portfolio mix targets and loan growth strategy. The loan portfolio yield continued to be impacted by the interest rate environment as new loan production yields were lower than the average portfolio yield. The average investment and mortgage-related securities portfolio balance increased by $150 million as ASB purchased investments with liquidity in excess of loan growth funding.

Noninterest income	67	61	6
Higher noninterest income was due to an increase in gain on sale of loans as loan sales increased by $119 million as a result of ASB's decision to sell a larger portion of its low rate residential loan production, higher deposit related fee initiatives and gains on sales of real estate and mortgage servicing rights. 2014 noninterest income included the gain on sale of the municipal bond portfolio with no similar security sales in 2015.

Revenues	267	252	15
Interest expense	12	11	1
Higher interest expense was due to an increase in average interest-bearing liabilities. Average deposit balances for 2015 increased by $293 million compared to 2014 due to an increase in core deposits and term certificates of $279 million and $14 million, respectively. The other borrowings average balance increased by $64 million due to an increase in public repurchase agreements.

Provision for loan losses	6	6	—
The provision for loan losses for 2015 and 2014 were used primarily to establish loan loss reserves for the growth in the loan portfolio and cover net loan charge-offs. The provision for loan losses in 2015 also included higher reserve levels for the commercial loan portfolio.

Noninterest expense	166	156	10
Higher noninterest expense was primarily due to higher compensation and benefits expense as a result of an increase in retail delivery compensation cost, higher performance-based incentive cost and higher benefits expenses related to the frozen defined benefit plan and medical insurance premium costs.

Expenses	184	173	11
Operating income	83	79	4	Higher interest and noninterest income, partly offset by higher noninterest expenses.
Net income	55	51	4	Higher operating income, partly offset by higher taxes.
Return on average common equity [1]	9.9%	9.6%	0.3%

•	2014 vs. 2013

(in millions)	2014	2013	Increase (decrease)	Primary reason(s)
Interest income	$191	$186	$5
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

Provision for loan losses	6	1	5	Loan loss reserves established for the growth in the loan portfolio. The 2013 provision for loan losses included the release of loan loss reserves related to the sale of ASB’s credit card portfolio.
Noninterest expense	156	158	(2)
Higher printing expenses as the printing function was outsourced beginning in the fourth quarter of 2013 and additional consulting expenses for ASB’s mobile banking product and technology security, offset by lower compensation and benefits expense related to the frozen defined benefit plan and lower payroll taxes.

Expenses	173	169	4
Operating income	79	89	(10)	Lower noninterest income.
Net income	51	58	(7)	Lower operating income, partly offset by lower taxes.
Return on average common equity [1]	9.6%	11.4%	(1.8)%

[1]	Calculated using the average daily balances.
See Note 5 of the Consolidated Financial Statements for a discussion of guarantees and further information about ASB.

Average balance sheet and net interest margin.  The following table provides a summary of our consolidated average balances including major categories of interest-earning assets and interest-bearing liabilities:

	2015			2014			2013
(dollars in thousands)	Average balance	Interest[1] income/ expense	Yield/ rate (%)	Average balance	Interest[1]income/ expense	Yield/ rate (%)	Average balance	Interest[1]income/ expense	Yield/ rate (%)
Assets:
Other investments [2]	$157,014	$471	0.30	$171,142	$310	0.18	$170,695	$239	0.14
Securities purchased under resale agreements	—	—	—	5,096	20	0.39	11,370	43	0.38
Available-for-sale investment securities
Taxable	687,215	14,649	2.13	525,949	11,336	2.16	519,220	11,192	2.16
Non-taxable	—	—	—	11,600	429	3.69	69,377	2,494	3.60
Total available-for-sale investment securities	687,215	14,649	2.13	537,549	11,765	2.19	588,597	13,686	2.33
Loans
Residential 1-4 family	2,064,170	89,933	4.36	2,023,816	90,591	4.48	1,970,918	93,293	4.73
Commercial real estate	669,184	26,558	3.97	557,924	23,904	4.28	441,734	19,547	4.42
Home equity line of credit	828,129	26,511	3.20	790,701	25,716	3.25	680,445	20,442	3.00
Residential land	17,304	1,101	6.36	16,276	1,106	6.79	20,985	1,308	6.23
Commercial	798,182	29,282	3.67	783,670	29,294	3.74	726,597	29,188	4.02
Consumer	119,267	11,397	9.56	110,440	8,730	7.90	114,871	9,191	8.00
Total loans [3,4]	4,496,236	184,782	4.11	4,282,827	179,341	4.19	3,955,550	172,969	4.37
Total interest-earning assets	5,340,465	199,902	3.74	4,996,614	191,436	3.83	4,726,212	186,937	3.96
Allowance for loan losses	(46,881)			(42,242)			(42,114)
Non-interest-earning assets	490,187			459,513			425,238
Total Assets	$5,783,771			$5,413,885			$5,109,336
Liabilities and Stockholder’s Equity:
Savings	$1,980,151	1,257	0.06	$1,879,373	1,134	0.06	$1,805,363	1,052	0.06
Interest-bearing checking	782,811	139	0.02	738,651	126	0.02	665,941	106	0.02
Money market	164,568	205	0.12	171,889	214	0.12	182,343	232	0.13
Time certificates	449,179	3,747	0.83	434,934	3,603	0.83	454,021	3,702	0.82
Total interest-bearing deposits	3,376,709	5,348	0.16	3,224,847	5,077	0.16	3,107,668	5,092	0.16
Advances from Federal Home Loan Bank	100,438	3,146	3.13	100,389	3,146	3.13	64,630	2,432	3.76
Securities sold under agreements to repurchase	219,351	2,832	1.29	155,012	2,585	1.67	146,758	2,553	1.74
Total interest-bearing liabilities	3,696,498	11,326	0.31	3,480,248	10,808	0.31	3,319,056	10,077	0.30
Non-interest bearing liabilities:
Deposits	1,426,962			1,285,964			1,179,559
Other	109,386			113,401			105,802
Stockholder’s equity	550,925			534,272			504,919
Total Liabilities and Stockholder’s Equity	$5,783,771			$5,413,885			$5,109,336
Net interest income		$188,576			$180,628			$176,860
Net interest margin (%)[5]			3.53			3.62			3.74

[1]	Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $nil, $0.2 million and $0.9 million for 2015, 2014 and 2013, respectively.

[2]	Includes federal funds sold, interest bearing deposits and stock in the Federal Home Loan Bank ($32 million, $83 million and $95 million as of December 31, 2015, 2014 and 2013, respectively).

[3]	Includes loans held for sale, at lower of cost or fair value, of $5.6 million, $3.1 million and $8.1 million as of December 31, 2015, 2014 and 2013, respectively.

[4]
Includes recognition of net deferred loan fees of $2.7 million, $3.7 million and $5.2 million for 2015, 2014 and 2013, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

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
The increase in the total loan portfolio from $4.4 billion at the end of 2014 to $4.6 billion at the end of 2015 was primarily due to growth in the commercial real estate, HELOC and residential 1-4 family loan portfolios, which was consistent with ASB’s portfolio mix targets and loan growth strategy.
Home equity — key credit statistics.

December 31	2015	2014
Outstanding balance (in thousands)	$846,294	$818,815
Percent of portfolio in first lien position	42.9%	40.9%
Net charge-off ratio	0.02%	(0.07)%
Delinquency ratio	0.25%	0.25%

			End of draw period – interest only			Current
December 31, 2015	Total	Interest only	2015-2016	2017-2019	Thereafter	amortizing
Outstanding balance (in thousands)	$846,294	$650,613	$137	$128,882	$521,594	$195,681
% of total	100%	77%	—%	15%	62%	23%

                        The home equity line of credit (HELOC) portfolio makes up 18% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable rate term loan with a 20-year amortization period. This product type comprises 96% of the total HELOC portfolio and is the current product offering. Within this product type, borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed rate loan with level principal and interest payments. As of December 31, 2015, approximately 19% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. Nearly all originations prior to 2008 consisted of amortizing equity lines that have structured principal payments during the draw period. These older vintage equity lines represent 4% of the portfolio and are included in the amortizing balances identified in the table above.
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
Allowance for loan losses.  See “Allowance for loan losses” in Note 5 of the Consolidated Financial Statements for the tables which sets forth the allocation of ASB’s allowance for loan losses. For 2015, the allowance for loan losses increased by $4.4 million primarily due to loan loss reserves for the growth in the loan portfolio and an increase in commercial loan loss reserves.

Available-for sale investment securities.  ASB’s investment portfolio was comprised as follows:

December 31	2015		2014
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$212,959	26%	$119,560	22%
Mortgage-related securities — FNMA, FHLMC and GNMA	607,689	74	430,834	78
Total available-for-sale investment securities	$820,648	100%	$550,394	100%

Principal and interest on mortgage-related securities issued by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) are guaranteed by the issuer and, in the case of GNMA, backed by the full faith and credit of the U.S. government. U.S. Treasury securities are also backed by the full faith of the U.S. government. The increase in investment securities was due to the purchase of federal agency obligations and mortgage-related securities with excess liquidity.
The net unrealized losses on ASB’s investment securities were primarily caused by movements in interest rates. All contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Based upon ASB's evaluation at December 31, 2015 and 2014, there was no indicated impairment as the bank expects to collect the contractual cash flows for these investments. See “Investment securities” in Note 1 for a discussion of securities impairment assessment.
As of December 31, 2015, 2014 and 2013, ASB did not have any private-issue mortgage-related securities.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Des Moines and securities sold under agreements to repurchase continue to be additional sources of funds. As of December 31, 2015 and 2014, ASB’s costing liabilities consisted of 94% deposits and 6% other borrowings. See Note 5 of the Consolidated Financial Statements for the composition of ASB’s deposit liabilities and other borrowings.
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
As of December 31, 2015 and 2014, ASB had an unrealized loss, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $1.9 million compared to an unrealized gain, net of taxes, of $0.5 million as of December 31, 2014. See “Quantitative and qualitative disclosures about market risk.”
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
Also, the Dodd-Frank Act directs the Bureau to publish rules and forms that combine certain disclosures that consumers receive in connection with applying for and closing on a mortgage loan under the Truth in Lending Act and the Real Estate Settlement Procedures Act. Consistent with this requirement, the Bureau amended Regulation X (Real Estate Settlement Procedures Act) and Regulation Z (Truth in Lending) to establish new disclosure requirements and forms in Regulation Z for most closed-end consumer credit transactions secured by real property. In addition to combining the existing disclosure requirements and implementing new requirements, the final rule provides extensive guidance regarding compliance with those requirements. This rule was effective October 3, 2015.
The “Durbin Amendment” to the Dodd-Frank Act required the FRB to issue rules to ensure that debit card interchange fees are “reasonable and proportional” to the processing costs incurred. In June 2011, the FRB issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. Under the final rule, effective October 1, 2011, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is 21-24 cents, depending on certain components. Financial institutions and their affiliates that have less than $10 billion in assets are exempt from this Amendment; however, on July 1, 2013, ASB became non-exempt as the consolidated assets of HEI exceeded $10 billion. The debit card interchange fees received by ASB have been lower as a result of the application of this Amendment.
Final Capital Rules.  On July 2, 2013, the FRB finalized its rule implementing the Basel III regulatory capital framework. The final rule would apply to banking organizations of all sizes and types regulated by the FRB and the OCC, except bank holding companies subject to the FRB’s Small Bank Holding Company Policy Statement and Savings & Loan Holding Companies (SLHCs) substantially engaged in insurance underwriting or commercial activities. HEI currently meets the requirements of the exemption as a top-tier grandfathered unitary SLHC that derived, as of June 30 of the previous calendar year, either 50% or more of its total consolidated assets or 50% or more of its total revenues on an enterprise-wide basis (calculated under GAAP) from activities that are not financial in nature pursuant to Section 4(k) of the Bank Holding Company Act. The FRB is temporarily excluding these SLHCs from the final rule while it considers a proposal relating to capital and other requirements for SLHC intermediate holding companies (such as ASB Hawaii). The FRB indicated that it would release a proposal on intermediate holding companies that would specify the criteria for establishing and transferring activities to intermediate holding companies and propose to apply the FRB’s capital requirements to such intermediate holding companies. The FRB has not yet issued such a proposal, or a proposal on how to apply the Basel III capital rules to SLHCs that are substantially engaged in commercial or insurance underwriting activities, such as grandfathered unitary SLHCs like HEI.
Pursuant to the final rule and consistent with the proposals, all banking organizations, including covered holding companies, would initially be subject to the following minimum regulatory capital requirements: a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8% of risk-weighted assets and a tier 1 leverage ratio of 4%, and these requirements would increase in subsequent years. In order to avoid restrictions on capital distributions and discretionary bonus payments to executive officers, the final rule requires a banking organization to hold a buffer of common equity tier 1 capital above its minimum capital requirements in an amount greater than 2.5% of total risk-weighted assets (capital conservation buffer). In addition, a countercyclical capital buffer would expand the capital conservation buffer by up to 2.5% of a banking organization’s total risk-weighted assets for advanced approaches banking organizations. The final rule would establish qualification criteria for common equity, additional tier 1 and tier 2 capital instruments that help to ensure their ability to absorb losses. All banking organizations would be required to calculate risk-weighted assets under the standardized approach, which harmonizes the banking agencies’ calculation of risk-weighted assets and address shortcomings in capital requirements identified by the agencies. The phased-in effective dates of the capital requirements under the final rule are:
Minimum Capital Requirements

Effective dates	1/1/2015	1/1/2016	1/1/2017	1/1/2018	1/1/2019
Capital conservation buffer		0.625%	1.25%	1.875%	2.50%
Common equity Tier 1 ratio + conservation buffer	4.50%	5.125%	5.75%	6.375%	7.00%
Tier 1 capital ratio + conservation buffer	6.00%	6.625%	7.25%	7.875%	8.50%
Total capital ratio + conservation buffer	8.00%	8.625%	9.25%	9.875%	10.50%
Tier 1 leverage ratio	4.00%	4.00%	4.00%	4.00%	4.00%
Countercyclical capital buffer — not applicable to ASB		0.625%	1.25%	1.875%	2.50%
The final rule was effective January 1, 2015 for ASB. As of December 31, 2015, ASB met the new capital requirements with a Common equity Tier-1 ratio of 12.1%, a Tier-1 capital ratio of 12.1%, a Total capital ratio of 13.3% and a Tier-1 leverage ratio of 8.8%.
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
Stock in FHLB.  In the second quarter of 2015, the FHLB of Des Moines and the FHLB of Seattle successfully completed the merger of the two banks and operated as one under the name FHLB of Des Moines as of June 1, 2015. The FHLB of Des Moines will continue to be a source of liquidity for ASB.
As of December 31, 2015, ASB’s stock in FHLB of Des Moines of $10.7 million was carried at cost because it can only be redeemed at par. There is a minimum required investment in such stock based on measurements of ASB’s capital, assets and/or borrowing levels. Prior to the merger, ASB had FHLB stock in excess of the required investment amount. With the merger, all of ASB's excess stock of $58.6 million was repurchased. In 2015, 2014 and 2013, ASB received cash dividends of $147,000, $88,000 and $47,000, respectively, on its FHLB Stock.
Mortgage Servicing Rights. As of December 31, 2015 and 2014, ASB's mortgage servicing rights had a net carrying amount of $8.9 million and $11.5 million, respectively. The decrease in the net carrying amount was due to the sale of a portion of the mortgage servicing rights portfolio. In November 2015, ASB sold certain mortgage servicing rights for approximately 1,500 underlying fully amortizing, conventional residential mortgage loans with an unpaid principal balance of $419 million and a net carrying amount of $3.3 million.
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
Recent accounting pronouncements. See “Recent accounting pronouncements and interpretations” in Note 1 of the Consolidated Financial Statements.

Liquidity and capital resources.

December 31	2015	% change	2014	% change
(dollars in millions)
Total assets	$6,015	8	$5,566	6
Available-for-sale investment securities	821	49	550	4
Loans receivable held for investment, net	4,566	4	4,389	7
Deposit liabilities	5,025	9	4,623	6
Other bank borrowings	329	13	291	19
As of December 31, 2015, ASB was one of Hawaii’s largest financial institutions based on assets of $6.0 billion and deposits of $5.0 billion.
ASB’s principal sources of liquidity are customer deposits, borrowings and the maturity and repayment of portfolio loans and securities. ASB’s deposits as of December 31, 2015 were $402 million higher than December 31, 2014. ASB’s principal sources of borrowings are advances from the FHLB and securities sold under agreements to repurchase from broker/dealers and commercial account holders. As of December 31, 2015, FHLB borrowings totaled $100 million, representing 1.7% of assets. ASB is approved to borrow from the FHLB up to 35% of ASB’s assets to the extent it provides qualifying collateral and holds sufficient FHLB stock. As of December 31, 2015, ASB’s unused FHLB borrowing capacity was approximately $1.7 billion. As of December 31, 2015, securities sold under agreements to repurchase totaled $229 million, representing 3.8% of assets. ASB utilizes deposits, advances from the FHLB and securities sold under agreements to repurchase to fund maturing and withdrawn deposits, repay maturing borrowings, fund existing and future loans and purchase investment and mortgage-related securities. As of December 31, 2015, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.8 billion, including commitments to lend $0.1 million to borrowers whose loan terms have been impaired or modified in troubled debt restructurings. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
As of December 31, 2015 and 2014, ASB had $46.0 million and 36.9 million of loans on nonaccrual status, respectively, or 1.0% and 0.8% of net loans outstanding, respectively. As of December 31, 2015 and 2014, ASB had $1.0 million and $0.9 million, respectively, of real estate acquired in settlement of loans
In 2015, operating activities provided cash of $46 million. Net cash of $397 million was used by investing activities primarily due to purchases of investment securities of $429 million, a net increase in loans held for investment of $181 million, and capital expenditures of $13 million, partly offset by repayments of investment securities of $153 million, redemption of FHLB stock of $60 million, proceeds from the sales of real estate of $7 million, proceeds from the sale of mortgage servicing rights of $3 million and proceeds from the sale of premises and equipment of $4 million. Financing activities provided net cash of $410 million primarily due to a net increase in deposits of $402 million and a net increase in retail repurchase agreements of $38 million, partly offset by the payment of common stock dividends of $30 million.
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2015, ASB was well-capitalized (see “Regulation—Capital requirements” below for ASB’s capital ratios).
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
U.S. capital markets and credit and interest rate environment.  Volatility in U.S. capital markets may negatively impact the fair values of investment and mortgage-related securities held by ASB. As of December 31, 2015, the fair value and carrying value of the investment and mortgage-related securities held by ASB were $0.8 billion.
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
Capital requirements.  The OCC, which is ASB’s principal regulator, administers two sets of capital standards—minimum regulatory capital requirements and prompt corrective action requirements. The FDIC also has prompt corrective action capital requirements. As of December 31, 2015, ASB was in compliance with OCC minimum regulatory capital requirements and was “well-capitalized” within the meaning of OCC prompt corrective action regulations and FDIC capital regulations, as follows:

•
ASB met applicable minimum regulatory capital requirements (noted in parentheses) as of December 31, 2015 with a Tier 1 leverage ratio of 8.8% (4.0%), a common equity Tier 1 capital ratio of 12.1% (4.5%), a Tier 1 capital ratio of 12.1% (6.0%) and a total capital ratio of 13.3% (8.0%).

•
ASB met the capital requirements to be generally considered “well-capitalized” (noted in parentheses) as of December 31, 2015 with a Tier 1 leverage ratio of 8.8% (5.0%), a common equity Tier 1 capital ratio of 12.1% (6.5%), a Tier-1 capital ratio of 12.1% (8.0%) and a total capital ratio of 13.3% (10.0%).

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
The Federal Deposit Insurance Act, as amended, addresses the safety and soundness of the deposit insurance system, supervision of depository institutions and improvement of accounting standards. Pursuant to this Act, federal banking agencies have promulgated regulations that affect the operations of ASB and its holding companies (e.g., standards for safety and soundness, real estate lending, accounting and reporting, transactions with affiliates and loans to insiders). FDIC regulations restrict the ability of financial institutions that fail to meet relevant capital measures to engage in certain activities, such as offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2015, ASB was “well-capitalized” and thus not subject to these restrictions.
Qualified Thrift Lender status.  ASB is a “qualified thrift lender” (QTL) under its federal thrift charter and, in order to maintain this status, ASB is required to maintain at least 65% of its assets in “qualified thrift investments,” which include housing-related loans (including mortgage-related securities) as well as certain small business loans, education loans, loans made through credit card accounts and a basket (not exceeding 20% of total assets) of other consumer loans and other assets. Institutions that fail to maintain QTL status are subject to various penalties, including limitations on their activities. In ASB’s case, the activities of HEI, ASB Hawaii and HEI’s other subsidiaries would also be subject to restrictions if ASB failed to maintain its QTL status, and a failure or inability to comply with those restrictions could effectively result in the required divestiture of ASB. As of December 31, 2015, ASB was a qualified thrift lender.
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
Nonperforming loans. Loans are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection is insufficient to warrant further accrual. All interest that is accrued but not collected is reversed. A loan may be returned to accrual status if (i) principal and interest payments have been brought current and ASB expects repayment of the remaining contractual principal and interest, (ii) the loan has otherwise become well-secured and collection efforts are reasonably expected to result in repayment of the debt, or (iii) the borrower has been making regularly scheduled payments in full for the prior six months and it is reasonably assured that the loan will be brought fully current within a reasonable period. Cash receipts on nonaccruing loans are generally applied to reduce the unpaid principal balance.
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
ASB may consider various types of concessions in granting a TDR, including maturity date extensions, extended amortization of principal, temporary deferral of principal payments, and temporary interest rate reductions. ASB rarely grants principal forgiveness in TDR modifications. Residential loan modifications generally involve interest rate reduction, extending the amortization period or interest only payments for a period of time. Land loans at origination are typically structured as a three-year term, interest-only monthly payment with a balloon payment due at maturity. Land loan TDR modifications typically involve extending the maturity date up to five years and converting the payments from interest-only to principal and interest monthly payments. Commercial loan modifications generally involve extensions of maturity dates, extending the amortization period and temporary deferral of principal payments. ASB generally do not reduce the interest rate on commercial loan TDR modifications. Occasionally, additional collateral and/or guaranties are obtained.
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
Significant assets measured at fair value on a recurring basis include ASB's mortgage-related securities available for sale. These instruments are priced using an external pricing service and are classified as Level 2 within the fair value hierarchy. The third-party pricing services use a variety of methods to determine fair value including quoted prices for similar securities in an active market, yield spreads for similar trades, adjustments for liquidity, size, collateral characteristics, historic and generic prepayment speeds and other observable market factors. To enhance the robustness of the pricing process, ASB compares its standard third-party vendor’s price with that of another third-party vendor. If the prices are within an acceptable tolerance range, the price of the standard vendor will be accepted. If the variance is beyond the tolerance range, an evaluation will be conducted by the investment manager and a challenge to the price may be made. Fair value in such cases will be based on the value that best reflects the data and observable characteristics of the security. In all cases, the fair value used will have been independently determined by a third-party pricing vendor or non-affiliated broker.
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include mortgage servicing rights accounted for by the amortization method, loan impairments for certain loans, real estate owned and goodwill.
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
HEI and Hawaiian Electric (in the case of Hawaiian Electric, only the information related to Hawaiian Electric and its subsidiaries is applicable):
The Company manages various market risks in the ordinary course of business, including credit risk and liquidity risk. The Company believes the electric utility and the “other” segment’s exposures to these two risks are not material as of December 31, 2015.
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

Bank interest rate risk
The Company’s success is dependent, in part, upon ASB’s ability to manage interest rate risk (IRR). ASB’s interest-rate risk profile is strongly influenced by its primary business of making fixed-rate residential mortgage loans and taking in retail deposits. Large mismatches in the amounts or timing between the maturity or repricing of interest sensitive assets or liabilities could adversely affect ASB’s earnings and the market value of its interest-sensitive assets and liabilities in the event of significant changes in the level of interest rates. Many other factors also affect ASB’s exposure to changes in interest rates, such as general economic and financial conditions, customer preferences and competition for loans or deposits.
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
NII sensitivity analysis measures the change in ASB’s twelve-month, pretax NII in alternate interest rate scenarios. NII sensitivity is measured as the change in NII in the alternate interest-rate scenarios as a percentage of the base case NII. The base case interest-rate scenario is established using the current yield curve and assumes interest rates remain constant over the next twelve months. The alternate scenarios are created by assuming “rate ramps” or gradual interest changes and accomplished by moving the yield curve in a parallel fashion, over the next twelve month period, in increments of +/- 100 basis points. The simulation model forecasts scenario-specific principal and interest cash flows for the interest-bearing assets and liabilities, and the NII is calculated for each scenario. Key balance sheet modeling assumptions used in the NII sensitivity analysis include: the size of the balance sheet remains relatively constant over the simulation horizon and maturing assets or liabilities are reinvested in similar instruments in order to maintain the current mix of the balance sheet. In addition, assumptions are made about the prepayment behavior of mortgage-related assets, future pricing spreads for new assets and liabilities and the speed and magnitude with which deposit rates change in response to changes in the overall level of interest rates. Other NII sensitivity analysis may include scenarios such as yield curve twists or non-static balance sheet changes (such as changes to key balance sheet drivers).
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
ASB’s interest-rate risk sensitivity measures as of December 31, 2015 and 2014 constitute “forward-looking statements” and were as follows:

	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
Change in interest rates (basis points)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
+300	1.6%	1.9%	(9.3)%	(6.1)%
+200	0.6	0.7	(5.3)	(2.9)
+100	(0.1)	0.1	(1.9)	(0.7)
-100	(0.5)	(0.5)	(1.2)	(2.5)
Management believes that ASB’s interest rate risk position as of December 31, 2015 represents a reasonable level of risk. The NII profile under the rising interest rate scenarios was slightly liability sensitive for small rate increases and less asset sensitive for larger rate increases as of December 31, 2015 compared to December 31, 2014. Assets grew by $450 million with the increase in commercial real estate loans and interest-bearing deposits which have short-term repricing horizons. Also, with the increase in the Prime index, the equity express loans reprice to higher rates compared to a year ago. The growth in assets and shift in mix was offset by the change in the liability mix. Savings deposits grew by $108 million with the mix shifting to higher rate sensitive products. In addition, retail repurchase agreements, which have short-term repricing horizons, increased by $38 million. The net change in the balance sheet mix lessened ASB’s asset sensitivity.
ASB’s base EVE increased to $974 million as of December 31, 2015 compared to $947 million as of December 31, 2014 due to growth in capital.
The change in EVE to rising rates became more sensitive as of December 31, 2015 compared to December 31, 2014 as the duration of assets lengthened while the duration of liabilities shortened. The upward shift in the yield curve caused mortgage rates to increase, led to slower prepayment expectations and lengthened the duration of the fixed rate mortgage portfolio. In addition, the investment portfolio grew by $270 million with purchases consisting of longer duration securities and callable agency notes which have the potential to extend in average life as rates rise. Offsetting some of this increased sensitivity was the growth of $357 million in core deposit balances with the mix shifting to longer duration products.
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

Other than bank interest rate risk
The Company’s general policy is to manage “other than bank” interest rate risk through use of a combination of short-term debt, long-term debt (currently fixed-rate debt) and preferred securities. As of December 31, 2015, management believes the Company is exposed to “other than bank” interest rate risk because of its periodic borrowing requirements, the impact of interest rates on the discount rate and the market value of plan assets used to determine retirement benefits expenses and obligations (see “Retirement benefits” in HEI’s MD&A and Note 10 of the Consolidated Financial Statements) and the possible effect of interest rates on the electric utilities’ allowed rates of return (see “Electric utility—Certain factors that may affect future results and financial condition—Regulation of electric utility rates”). Other than these exposures, management believes its exposure to “other than bank” interest rate risk is not material. The Company’s longer-term debt, in the form of borrowings of proceeds of revenue bonds, privately-placed Senior Notes, and bank term loans, is at fixed rates (see Note 16 of the Consolidated Financial Statements for the fair value of long-term debt, net-other than bank).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEI and Hawaiian Electric:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Hawaiian Electric Industries, Inc.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hawaiian Electric Industries, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the preparation and review of the consolidated statement of cash flows existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 23, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder
of Hawaiian Electric Company, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hawaiian Electric Company, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed the manner in which it classifies deferred taxes in 2015.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 23, 2016

Consolidated Statements of Income
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2015	2014	2013
(in thousands, except per share amounts)
Revenues
Electric utility	$2,335,166	$2,987,323	$2,980,172
Bank	267,733	252,497	258,147
Other	83	(278)	151
Total revenues	2,602,982	3,239,542	3,238,470
Expenses
Electric utility	2,061,050	2,711,555	2,734,659
Bank	183,921	173,202	169,001
Other	35,458	22,185	17,302
Total expenses	2,280,429	2,906,942	2,920,962
Operating income (loss)
Electric utility	274,116	275,768	245,513
Bank	83,812	79,295	89,146
Other	(35,375)	(22,463)	(17,151)
Total operating income	322,553	332,600	317,508
Interest expense, net – other than on deposit liabilities and other bank borrowings	(77,150)	(76,352)	(75,479)
Allowance for borrowed funds used during construction	2,457	2,579	2,246
Allowance for equity funds used during construction	6,928	6,771	5,561
Income before income taxes	254,788	265,598	249,836
Income taxes	93,021	95,579	86,237
Net income	161,767	170,019	163,599
Preferred stock dividends of subsidiaries	1,890	1,890	1,890
Net income for common stock	$159,877	$168,129	$161,709
Basic earnings per common share	$1.50	$1.65	$1.63
Diluted earnings per common share	$1.50	$1.63	$1.62
Dividends per common share	$1.24	$1.24	$1.24
Weighted-average number of common shares outstanding	106,418	101,968	98,968
Net effect of potentially dilutive shares	303	969	655
Adjusted weighted-average shares	106,721	102,937	99,623
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2015	2014	2013
(in thousands)
Net income for common stock	$159,877	$168,129	$161,709
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for sale investment securities:
Net unrealized gains (losses) on available-for sale investment securities arising during the period, net of (taxes) benefits of $1,541, $(3,856) and $9,037 for 2015, 2014 and 2013, respectively	(2,334)	5,840	(13,686)
Less: reclassification adjustment for net realized gains included in net income, net of taxes of nil, $1,132 and $488 for 2015, 2014 and 2013, respectively	—	(1,715)	(738)
Derivatives qualified as cash flow hedges:
Less: reclassification adjustment to net income, net of tax benefits of $150, $150 and $150 for 2015, 2014 and 2013, respectively	235	236	235
Retirement benefit plans:
Net gains (losses) arising during the period, net of (taxes) benefits of ($3,753), $149,364 and ($142,478) for 2015, 2014 and 2013, respectively	5,889	(234,166)	223,177
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $14,344, $7,245 and $14,870 for 2015, 2014 and 2013, respectively	22,465	11,344	23,280
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of (taxes) benefits of $16,011, ($132,373) and $141,777 for 2015, 2014 and 2013, respectively	(25,139)	207,833	(222,595)
Other comprehensive income (loss), net of taxes	1,116	(10,628)	9,673
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$160,993	$157,501	$171,382
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
Hawaiian Electric Industries, Inc. and Subsidiaries

December 31		2015		2014
(dollars in thousands)
ASSETS
Cash and cash equivalents		$300,478		$175,542
Accounts receivable and unbilled revenues, net		242,766		313,696
Available-for-sale investment securities, at fair value		820,648		550,394
Stock in Federal Home Loan Bank, at cost		10,678		69,302
Loans receivable held for investment, net		4,565,781		4,389,033
Loans held for sale, at lower of cost or fair value		4,631		8,424
Property, plant and equipment, net
Land	$90,890		$94,093
Plant and equipment	6,444,214		6,137,417
Construction in progress	181,873		168,214
	6,716,977		6,399,724
Less – accumulated depreciation	(2,339,319)	4,377,658	(2,250,950)	4,148,774
Regulatory assets		896,731		905,264
Other		488,635		542,523
Goodwill		82,190		82,190
Total assets		$11,790,196		$11,185,142
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable		$138,523		$186,425
Interest and dividends payable		26,042		25,336
Deposit liabilities		5,025,254		4,623,415
Short-term borrowings—other than bank		103,063		118,972
Other bank borrowings		328,582		290,656
Long-term debt, net—other than bank		1,586,546		1,506,546
Deferred income taxes		680,877		633,570
Regulatory liabilities		371,543		344,849
Contributions in aid of construction		506,087		466,432
Defined benefit pension and other postretirement benefit plans liability		589,918		632,845
Other		471,828		531,230
Total liabilities		9,828,263		9,360,276
Preferred stock of subsidiaries - not subject to mandatory redemption		34,293		34,293
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none		—		—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 107,460,406 shares and 102,565,266 shares at December 31, 2015 and 2014, respectively		1,629,136		1,521,297
Retained earnings		324,766		296,654
Accumulated other comprehensive income (loss), net of taxes
Net unrealized gains (losses) on securities	$(1,872)		$462
Unrealized losses on derivatives	(54)		(289)
Retirement benefit plans	(24,336)	(26,262)	(27,551)	(27,378)
Total shareholders’ equity		1,927,640		1,790,573
Total liabilities and shareholders’ equity		$11,790,196		$11,185,142
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Hawaiian Electric Industries, Inc. and Subsidiaries

	Common stock		Retained	Accumulated other comprehensive
(in thousands, except per share amounts)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2012	97,928	$1,403,484	$215,947	$(26,423)	$1,593,008
Net income for common stock	—	—	161,709	—	161,709
Other comprehensive income, net of taxes	—	—	—	9,673	9,673
Issuance of common stock:
Partial settlement of equity forward	1,300	33,409	—	—	33,409
Dividend reinvestment and stock purchase plan	1,612	41,692	—	—	41,692
Retirement savings and other plans	420	9,203	—	—	9,203
Expenses and other, net	—	338	—	—	338
Common stock dividends ($1.24 per share)	—	—	(122,626)	—	(122,626)
Balance, December 31, 2013	101,260	1,488,126	255,030	(16,750)	1,726,406
Net income for common stock	—	—	168,129	—	168,129
Other comprehensive loss, net of tax benefits	—	—	—	(10,628)	(10,628)
Issuance of common stock:
Partial settlement of equity forward	1,000	24,873	—	—	24,873
Dividend reinvestment and stock purchase plan	95	2,461	—	—	2,461
Retirement savings and other plans	210	6,816	—	—	6,816
Expenses and other, net	—	(979)	—	—	(979)
Common stock dividends ($1.24 per share)	—	—	(126,505)	—	(126,505)
Balance, December 31, 2014	102,565	1,521,297	296,654	(27,378)	1,790,573
Net income for common stock	—	—	159,877	—	159,877
Other comprehensive income, net of taxes	—	—	—	1,116	1,116
Issuance of common stock:
Partial settlement of equity forward	4,700	109,183	—	—	109,183
Retirement savings and other plans	195	5,578	—	—	5,578
Expenses and other, net	—	(6,922)	—	—	(6,922)
Common stock dividends ($1.24 per share)	—	—	(131,765)	—	(131,765)
Balance, December 31, 2015	107,460	$1,629,136	$324,766	$(26,262)	$1,927,640
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2015	2014	2013
(in thousands)
Cash flows from operating activities
Net income	$161,767	$170,019	$163,599
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	183,966	172,762	160,061
Other amortization	11,619	10,282	7,324
Provision for loan losses	6,275	6,126	1,507
Impairment of utility assets	6,021	1,866	—
Other	1,672	758	—
Loans receivable originated and purchased, held for sale	(268,279)	(155,755)	(249,022)
Proceeds from sale of loans receivable, held for sale	275,296	155,030	273,775
Gain on sale of credit card portfolio	—	—	(2,251)
Increase in deferred income taxes	41,433	104,226	80,145
Share-based compensation expense	6,542	9,287	7,780
Excess tax benefits from share-based payment arrangements	(978)	(277)	(430)
Allowance for equity funds used during construction	(6,928)	(6,771)	(5,561)
Change in cash overdraft	—	(1,038)	1,038
Changes in assets and liabilities
Decrease in accounts receivable and unbilled revenues, net	62,304	33,089	16,038
Decrease in fuel oil stock	34,830	28,041	27,332
Increase in regulatory assets	(24,182)	(17,000)	(65,461)
Increase (decrease) in accounts, interest and dividends payable	(52,663)	(67,189)	12,406
Change in prepaid and accrued income taxes and utility revenue taxes	(42,596)	(39,091)	(19,406)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	852	22,251	(33,014)
Change in other assets and liabilities	(41,071)	(101,196)	(14,292)
Net cash provided by operating activities	355,880	325,420	361,568
Cash flows from investing activities
Available-for-sale investment securities purchased	(429,262)	(183,778)	(112,654)
Principal repayments on available-for-sale investment securities	153,271	91,013	158,558
Proceeds from sale of available-for-sale investment securities	—	79,564	71,367
Purchase of stock from Federal Home Loan Bank	(1,600)	—	—
Redemption of stock from Federal Home Loan Bank	60,223	23,244	3,476
Net increase in loans held for investment	(181,343)	(283,810)	(398,426)
Proceeds from sale of real estate acquired in settlement of loans	1,329	3,213	9,212
Proceeds from sale of real estate held for sale	7,283	—	—
Capital expenditures	(363,804)	(364,826)	(389,438)
Contributions in aid of construction	40,239	41,806	32,160
Proceeds from sale of credit card portfolio	—	—	26,386
Other	7,940	1,125	1,177
Net cash used in investing activities	(705,724)	(592,449)	(598,182)
(continued)

Consolidated Statements of Cash Flows (continued)
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2015	2014	2013
Cash flows from financing activities
Net increase in deposit liabilities	401,839	250,938	142,561
Net increase (decrease) in short-term borrowings with original maturities of three months or less	(15,909)	13,490	21,789
Net increase (decrease) in retail repurchase agreements	37,925	(9,465)	(1,418)
Proceeds from other bank borrowings	50,000	130,601	130,000
Repayments of other bank borrowings	(50,000)	(75,000)	(80,000)
Proceeds from issuance of long-term debt	80,000	125,000	286,000
Repayment of long-term debt	—	(111,400)	(216,000)
Excess tax benefits from share-based payment arrangements	978	277	430
Net proceeds from issuance of common stock	104,435	26,898	55,086
Common stock dividends	(131,765)	(126,458)	(98,383)
Preferred stock dividends of subsidiaries	(1,890)	(1,890)	(1,890)
Other	(833)	(456)	(1,187)
Net cash provided by financing activities	474,780	222,535	236,988
Net increase (decrease) in cash and cash equivalents	124,936	(44,494)	374
Cash and cash equivalents, January 1	175,542	220,036	219,662
Cash and cash equivalents, December 31	$300,478	$175,542	$220,036

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2015	2014	2013
(in thousands)
Revenues	$2,335,166	$2,987,323	$2,980,172
Expenses
Fuel oil	654,600	1,131,685	1,185,552
Purchased power	594,096	722,008	710,681
Other operation and maintenance	413,089	410,612	403,270
Depreciation	177,380	166,387	154,025
Taxes, other than income taxes	221,885	280,863	281,131
Total expenses	2,061,050	2,711,555	2,734,659
Operating income	274,116	275,768	245,513
Allowance for equity funds used during construction	6,928	6,771	5,561
Interest expense and other charges, net	(66,370)	(64,757)	(59,279)
Allowance for borrowed funds used during construction	2,457	2,579	2,246
Income before income taxes	217,131	220,361	194,041
Income taxes	79,422	80,725	69,117
Net income	137,709	139,636	124,924
Preferred stock dividends of subsidiaries	915	915	915
Net income attributable to Hawaiian Electric	136,794	138,721	124,009
Preferred stock dividends of Hawaiian Electric	1,080	1,080	1,080
Net income for common stock	$135,714	$137,641	$122,929
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2015	2014	2013
(in thousands)
Net income for common stock	$135,714	$137,641	$122,929
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net gains (losses) arising during the period, net of (taxes) benefits of ($3,590), $139,236 and ($129,601) for 2015, 2014 and 2013, respectively	5,638	(218,608)	203,479
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $12,981, $6,504 and $13,180 for 2015, 2014 and 2013, respectively	20,381	10,212	20,694
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of (taxes) benefits of $16,011, ($132,373) and $141,777 for 2015, 2014 and 2013, respectively	(25,139)	207,833	(222,595)
Other comprehensive income (loss), net of taxes	880	(563)	1,578
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$136,594	$137,078	$124,507
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2015	2014
(in thousands)
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,792	$52,299
Plant and equipment	6,315,698	6,009,482
Less accumulated depreciation	(2,266,004)	(2,175,510)
Construction in progress	175,309	158,616
Utility property, plant and equipment, net	4,277,795	4,044,887
Nonutility property, plant and equipment, less accumulated depreciation of $1,229 and $1,227 at respective dates	7,272	6,563
Total property, plant and equipment, net	4,285,067	4,051,450
Current assets
Cash and cash equivalents	24,449	13,762
Customer accounts receivable, net	132,778	158,484
Accrued unbilled revenues, net	84,509	137,374
Other accounts receivable, net	10,408	4,283
Fuel oil stock, at average cost	71,216	106,046
Materials and supplies, at average cost	54,429	57,250
Prepayments and other	36,640	33,468
Regulatory assets	72,231	71,421
Total current assets	486,660	582,088
Other long-term assets
Regulatory assets	824,500	833,843
Unamortized debt expense	8,341	8,323
Other	75,486	81,838
Total other long-term assets	908,327	924,004
Total assets	$5,680,054	$5,557,542
Capitalization and liabilities
Capitalization (see Consolidated Statements of Capitalization)
Common stock equity	$1,728,325	$1,682,144
Cumulative preferred stock – not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Note 4)
Long-term debt, net	1,286,546	1,206,546
Total capitalization	3,049,164	2,922,983
Current liabilities
Accounts payable	114,846	163,934
Interest and preferred dividends payable	23,111	22,316
Taxes accrued	191,084	250,402
Regulatory liabilities	2,204	632
Other	54,079	61,664
Total current liabilities	385,324	498,948
Deferred credits and other liabilities
Deferred income taxes	654,806	573,439
Regulatory liabilities	369,339	344,217
Unamortized tax credits	84,214	79,492
Defined benefit pension and other postretirement benefit plans liability	552,974	595,395
Other	78,146	76,636
Total deferred credits and other liabilities	1,739,479	1,669,179
Contributions in aid of construction	506,087	466,432
Total capitalization and liabilities	$5,680,054	$5,557,542
 The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Capitalization
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2015	2014
(dollars in thousands, except par value)
Common stock equity
Common stock of $6 2/3 par value
Authorized: 50,000,000 shares. Outstanding:
2015, 15,805,327 shares and 2014, 15,805,327 shares	$105,388	$105,388
Premium on capital stock	578,930	578,938
Retained earnings	1,043,082	997,773
Accumulated other comprehensive income, net of taxes - retirement benefit plans	925	45
Common stock equity	1,728,325	1,682,144
Cumulative preferred stock not subject to mandatory redemption
Authorized: 5,000,000 shares of $20 par value and 7,000,000 shares of $100 par value.

Series	Par Value	Par Value	Shares outstanding December 31, 2015 and 2014	2015	2014
(dollars in thousands, except par value and shares outstanding)
C-4 1/4%	$20	(Hawaiian Electric)	150,000	$3,000	$3,000
D-5%	20	(Hawaiian Electric)	50,000	1,000	1,000
E-5%	20	(Hawaiian Electric)	150,000	3,000	3,000
H-5 1/4%	20	(Hawaiian Electric)	250,000	5,000	5,000
I-5%	20	(Hawaiian Electric)	89,657	1,793	1,793
J-4 3/4%	20	(Hawaiian Electric)	250,000	5,000	5,000
K-4.65%	20	(Hawaiian Electric)	175,000	3,500	3,500
G-7 5/8%	100	(Hawaii Electric Light)	70,000	7,000	7,000
H-7 5/8%	100	(Maui Electric)	50,000	5,000	5,000
			1,234,657	34,293	34,293
(continued)
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Capitalization (continued)
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2015	2014
(in thousands)
Long-term debt
Obligations to the State of Hawaii for the repayment of Special Purpose Revenue Bonds (subsidiary obligations unconditionally guaranteed by Hawaiian Electric):
Hawaiian Electric, 3.25%, refunding series 2015, due 2025	$40,000	$—
Hawaii Electric Light, 3.25%, refunding series 2015, due 2025	5,000	—
Maui Electric, 3.25%, refunding series 2015, due 2025	2,000	—
Hawaiian Electric, 6.50%, series 2009, due 2039	90,000	90,000
Hawaii Electric Light, 6.50%, series 2009, due 2039	60,000	60,000
Hawaiian Electric, 4.60%, refunding series 2007B, due 2026	62,000	62,000
Hawaii Electric Light, 4.60%, refunding series 2007B, due 2026	8,000	8,000
Maui Electric, 4.60%, refunding series 2007B, due 2026	55,000	55,000
Hawaiian Electric, 4.65%, series 2007A, due 2037	100,000	100,000
Hawaii Electric Light, 4.65%, series 2007A, due 2037	20,000	20,000
Maui Electric, 4.65%, series 2007A, due 2037	20,000	20,000
Hawaiian Electric, 4.80%, refunding series 2005A, paid in 2015	—	40,000
Hawaii Electric Light, 4.80%, refunding series 2005A, paid in 2015	—	5,000
Maui Electric, 4.80%, refunding series 2005A, paid in 2015	—	2,000
Total obligations to the State of Hawaii	462,000	462,000
Other long-term debt – unsecured:
Taxable senior notes:
Hawaiian Electric, 5.23%, Series 2015A, due 2045	50,000	—
Hawaii Electric Light, 5.23%, Series 2015A, due 2045	25,000	—
Maui Electric, 5.23%, Series 2015A, due 2045	5,000	—
Hawaii Electric Light, 3.83%, Series 2013A, due 2020	14,000	14,000
Hawaiian Electric, 4.45%, Series 2013A, due 2022	40,000	40,000
Hawaii Electric Light, 4.45%, Series 2013B, due 2022	12,000	12,000
Hawaiian Electric, 4.84%, Series 2013B, due 2027	50,000	50,000
Hawaii Electric Light, 4.84%, Series 2013C, due 2027	30,000	30,000
Maui Electric, 4.84%, Series 2013A, due 2027	20,000	20,000
Hawaiian Electric, 5.65%, Series 2013C, due 2043	50,000	50,000
Maui Electric, 5.65%, Series 2013B, due 2043	20,000	20,000
Hawaiian Electric, 3.79%, Series 2012A, due 2018	30,000	30,000
Hawaii Electric Light, 3.79%, Series 2012A, due 2018	11,000	11,000
Maui Electric, 3.79%, Series 2012A, due 2018	9,000	9,000
Hawaiian Electric, 4.03%, Series 2012B, due 2020	62,000	62,000
Maui Electric, 4.03%, Series 2012B, due 2020	20,000	20,000
Hawaiian Electric, 4.55%, Series 2012C, due 2023	50,000	50,000
Hawaii Electric Light, 4.55%, Series 2012B, due 2023	20,000	20,000
Maui Electric, 4.55%, Series 2012C, due 2023	30,000	30,000
Hawaiian Electric, 4.72%, Series 2012D, due 2029	35,000	35,000
Hawaiian Electric, 5.39%, Series 2012E, due 2042	150,000	150,000
Hawaiian Electric, 4.53%, Series 2012F, due 2032	40,000	40,000
Total taxable senior notes	773,000	693,000
6.50%, series 2004, Junior subordinated deferrable interest debentures, due 2034	51,546	51,546
Total other long-term debt – unsecured	824,546	744,546
Total long-term debt	1,286,546	1,206,546
Less unamortized discount	—	—
Less current portion long-term debt	—	—
Long-term debt, net	1,286,546	1,206,546
Total capitalization	$3,049,164	$2,922,983
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Common Stock Equity
Hawaiian Electric Company, Inc. and Subsidiaries

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2012	14,665	$97,788	$468,045	$907,273	$(970)	$1,472,136
Net income for common stock	—	—	—	122,929	—	122,929
Other comprehensive income, net of tax benefits	—	—	—	—	1,578	1,578
Issuance of common stock, net of expenses	764	5,092	73,407	—	—	78,499
Common stock dividends	—	—	—	(81,578)	—	(81,578)
Balance, December 31, 2013	15,429	102,880	541,452	948,624	608	1,593,564
Net income for common stock	—	—	—	137,641	—	137,641
Other comprehensive loss, net of taxes	—	—	—	—	(563)	(563)
Issuance of common stock, net of expenses	376	2,508	37,486	—	—	39,994
Common stock dividends	—	—	—	(88,492)	—	(88,492)
Balance, December 31, 2014	15,805	105,388	578,938	997,773	45	1,682,144
Net income for common stock	—	—	—	135,714	—	135,714
Other comprehensive income, net of tax benefits	—	—	—	—	880	880
Common stock issuance expense	—	—	(8)	—	—	(8)
Common stock dividends	—	—	—	(90,405)	—	(90,405)
Balance, December 31, 2015	15,805	$105,388	$578,930	$1,043,082	$925	$1,728,325
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2015	2014	2013
(in thousands)
Cash flows from operating activities
Net income	$137,709	$139,636	$124,924
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	177,380	166,387	154,025
Other amortization	8,939	9,897	7,734
Impairment of utility assets	6,021	1,866	—
Other	1,672	758	—
Increase in deferred income taxes	75,626	82,947	64,507
Change in tax credits, net	4,844	6,062	7,017
Allowance for equity funds used during construction	(6,928)	(6,771)	(5,561)
Change in cash overdraft	—	(1,038)	1,038
Changes in assets and liabilities
Decrease in accounts receivable	23,727	26,743	49,445
Decrease (increase) in accrued unbilled revenues	40,093	6,750	(9,826)
Decrease in fuel oil stock	34,830	28,041	27,332
Decrease (increase) in materials and supplies	2,821	(72)	(7,959)
Increase in regulatory assets	(24,182)	(17,000)	(65,461)
Increase (decrease) in accounts payable	(54,555)	(65,527)	14,731
Change in prepaid and accrued income taxes and revenue taxes	(63,096)	(4,036)	(2,028)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	1,125	(961)	2,240
Change in other assets and liabilities	(32,620)	(66,687)	(35,293)
Net cash provided by operating activities	333,406	306,995	326,865
Cash flows from investing activities
Capital expenditures	(350,161)	(336,679)	(378,044)
Contributions in aid of construction	40,239	41,806	32,160
Other	1,140	1,164	907
Net cash used in investing activities	(308,782)	(293,709)	(344,977)
Cash flows from financing activities
Common stock dividends	(90,405)	(88,492)	(81,578)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,995)	(1,995)	(1,995)
Proceeds from issuance of common stock	—	40,000	78,500
Proceeds from issuance of long-term debt	80,000	—	236,000
Repayment of long-term debt	—	(11,400)	(166,000)
Other	(1,537)	(462)	(1,149)
Net cash (used in) provided by financing activities	(13,937)	(62,349)	63,778
Net increase (decrease) in cash and cash equivalents	10,687	(49,063)	45,666
Cash and cash equivalents, January 1	13,762	62,825	17,159
Cash and cash equivalents, December 31	$24,449	$13,762	$62,825
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
Material estimates that are particularly susceptible to significant change for HEI and its subsidiaries (collectively, the Company) include the amounts reported for investment and mortgage-related securities (ASB only); property, plant and equipment; pension and other postretirement benefit obligations; contingencies and litigation; income taxes; regulatory assets and liabilities (Utilities only); electric utility revenues (Utilities only); and allowance for loan losses (ASB only).
Consolidation.  The HEI consolidated financial statements include the accounts of the Company. The Hawaiian Electric consolidated financial statements include the accounts of Hawaiian Electric and its subsidiaries. The consolidated financial statements exclude subsidiaries which are variable interest entities (VIEs) when the Company or the Utilities are not the primary beneficiaries. Investments in companies over which the Company or the Utilities have the ability to exercise significant influence, but not control, are accounted for using the equity method. See Note 6 for information regarding unconsolidated VIEs.
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

Depreciation.  Depreciation is computed primarily using the straight-line method over the estimated lives of the assets being depreciated. Electric utility plant additions in the current year are depreciated beginning January 1 of the following year in accordance with rate-making. Electric utility plant has lives ranging from 20 to 88 years for production plant, from 25 to 65 years for transmission and distribution plant and from 5 to 65 years for general plant. The Utilities’ composite annual depreciation rate, which includes a component for cost of removal, was 3.2%, 3.1% and 3.1% in 2015, 2014 and 2013, respectively.
Leases.  HEI, the Utilities and ASB have entered into lease agreements for the use of equipment and office space. The provisions of some of the lease agreements contain renewal options.
HEI's consolidated operating lease expense was $18 million, $19 million and $19 million in 2015, 2014 and 2013, respectively. The Utilities' operating lease expense was $9 million, $9 million and $8 million in 2015, 2014 and 2013, respectively. HEI's consolidated and the Utilities' future minimum lease payments are as follows:

(in millions)	HEI	Hawaiian Electric
2016	$11	$5
2017	10	4
2018	7	3
2019	6	2
2020	4	2
Thereafter	10	6
	$48	$22
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
Governmental tax authorities could challenge a tax return position taken by the Company. If the Company’s position does not prevail, the Company’s results of operations and financial condition may be adversely affected as the related deferred or current income tax asset might be impaired and charged to expense or an unanticipated tax liability might be incurred.
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
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include mortgage servicing rights accounted for by the amortization method, loan impairments for certain loans, real estate owned, goodwill and asset retirement obligations (AROs).
Earnings per share (HEI only).  Basic earnings per share (EPS) is computed by dividing net income for common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that dilutive common shares for stock compensation and the equity forward transactions are added to the denominator. For 2014 and 2013, HEI used the two-class method of computing EPS as restricted stock grants included non-forfeitable rights to dividends and were participating securities.
Under the two-class method of computing EPS, HEI's EPS was comprised as follows for both participating securities (i.e., restricted shares that became fully vested in the fourth quarter of 2014) and unrestricted common stock:

	2014		2013
	Basic	Diluted	Basic	Diluted
Distributed earnings	$1.24	$1.24	$1.24	$1.24
Undistributed earnings	0.41	0.39	0.39	0.38
	$1.65	$1.63	$1.63	$1.62
As of December 31, 2015 there were no remaining share awards that could have been potentially antidilutive. As of December 31, 2014, there were no shares that were antidilutive. As of December 31, 2013, the antidilutive effect of stock appreciation rights (SARs) on 102,000 shares of HEI common stock (for which the exercise prices were greater than the closing market prices of HEI’s common stock on such dates), was not included in the computation of diluted EPS.
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
Recent accounting pronouncements.
Investments in Qualified Affordable Housing Projects. In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects,” which permits entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met and investment amortization, net of tax credits, may be recognized in the income statement as a component of income taxes attributable to continuing operations. The amendments also require additional disclosures.
The Company retrospectively adopted ASU No. 2014-01 in the first quarter of 2015. For prior periods, pursuant to ASU No. 2014-01, (a) amortization expense related to ASB’s qualifying investments in low income housing tax credits was reclassified from noninterest expense to income taxes; and (b) additional amortization, net of associated tax benefits was recognized in income taxes as a result of the adoption. The cumulative effect to retained earnings as of January 1, 2013 of adopting this guidance was a reduction of $0.9 million. Amounts in the financial statements as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2014 and 2013, have been updated to reflect the retrospective application.

The table below summarizes the impact to prior period financial statements of the retrospective adoption of ASU No. 2014-01:

	HEI Consolidated				ASB
(in thousands)	As previously filed	Adjust-ment from adoption of ASU No. 2014-01	Reclassi-fications	As currently reported	As previously filed	Adjust-ment from adoption of ASU No. 2014-01	As currently reported

HEI Consolidated Income Statements/ASB Statements of Income Data
Year ended December 31, 2014
Bank expenses/Noninterest expense	$176,878	$(3,676)		$173,202	$159,944	$(3,676)	$156,268
Bank operating income/Income before income taxes	75,619	3,676		79,295	75,619	3,676	79,295
Income taxes	91,712	3,867		95,579	24,127	3,867	27,994
Net income for common stock/Net income	168,320	(191)		168,129	51,492	(191)	51,301
Year ended December 31, 2013
Bank expenses/Noninterest expense	171,090	(2,089)		169,001	159,504	(2,089)	157,415
Bank operating income/Income before income taxes	87,057	2,089		89,146	87,059	2,089	89,148
Income taxes	84,341	1,896		86,237	29,525	1,896	31,421
Net income for common stock/Net income	161,516	193		161,709	57,534	193	57,727
HEI Consolidated Balance Sheet/ASB Balance Sheet Data
December 31, 2014
Other assets	541,542	981		542,523	304,435	981	305,416
Total assets and Total liabilities and shareholders’ equity	11,184,161	981		11,185,142	5,565,241	981	5,566,222
Deferred income taxes/Other liabilities	631,734	1,836		633,570	116,527	1,836	118,363
Total liabilities	9,358,440	1,836		9,360,276	5,030,598	1,836	5,032,434
Retained earnings	297,509	(855)		296,654	212,789	(855)	211,934
Total shareholders’ equity	1,791,428	(855)		1,790,573	534,643	(855)	533,788
HEI Consolidated Statements of Changes in Stockholders’ Equity
December 31, 2013
Retained earnings	255,694	(664)		255,030
Total shareholders’ equity	1,727,070	(664)		1,726,406
December 31, 2012
Retained earnings	216,804	(857)		215,947
Total shareholders’ equity	1,593,865	(857)		1,593,008
HEI Consolidated Statements of Cash Flows
Year ended December 31, 2014
Net income	170,210	(191)		170,019
Increase in deferred income taxes	103,916	310		104,226
Change in other assets and liabilities	(94,966)	(119)	$(6,111)	(101,196)
Year ended December 31, 2013
Net income	163,406	193		163,599
Increase in deferred income taxes	80,399	(254)		80,145
Change in other assets and liabilities	(11,696)	61	(2,657)	(14,292)

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
Investments in certain entities that calculate net asset value per share. In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and limits certain disclosures to those investments.
The Company plans to retrospectively adopt ASU No. 2015-07 in the first quarter 2016 and will adjust its disclosures on the fair value of retirement benefit plan assets accordingly.
Balance sheet classification of deferred taxes.  In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which eliminates the current requirement for entities to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet and instead requires all deferred tax liabilities and assets be classified as noncurrent.
The Utilities retrospectively adopted ASU No. 2015-17 in the fourth quarter of 2015. Hawaiian Electric’s consolidated balance sheets as of December 31, 2015 and 2014, which are classified balance sheets, do not separate deferred tax liabilities and assets into a current amount and a noncurrent amount, but presents all deferred tax liabilities and assets as noncurrent amounts. The table below summarizes the impact to the prior period financial statements of the adoption of ASU No. 2015-17:

(in thousands)	As previously filed	Adjustment from adoption of ASU No. 2015-17	As currently reported

December 31, 2014
Hawaiian Electric Consolidated Balance Sheet
Prepayments and other	$66,383	$(32,915)	$33,468
Total current assets	615,003	(32,915)	582,088
Total assets and Total capitalization and liabilities	5,590,457	(32,915)	5,557,542
Other current liabilities	65,146	(3,482)	61,664
Total current liabilities	502,430	(3,482)	498,948
Deferred income taxes	602,872	(29,433)	573,439
Total deferred credits and other liabilities	1,698,612	(29,433)	1,669,179
Note 4 - Hawaiian Electric Consolidating Balance Sheet
Hawaiian Electric (parent only)
Prepayments and other	44,680	(24,449)	20,231
Total current assets	463,929	(24,449)	439,480
Total assets and Total liabilities and shareholders’ equity	4,396,815	(24,449)	4,372,366
Other current liabilities	48,282	(2,913)	45,369
Total current liabilities	362,652	(2,913)	359,739
Deferred income taxes	429,515	(21,536)	407,979
Total deferred credits and other liabilities	1,215,441	(21,536)	1,193,905
Hawaii Electric Light
Prepayments and other	8,611	1,526	10,137
Total current assets	77,561	1,526	79,087
Total assets and Total liabilities and shareholders’ equity	924,885	1,526	926,411
Other current liabilities	9,866	(279)	9,587
Total current liabilities	85,631	(279)	85,352
Deferred income taxes	90,119	1,805	91,924
Total deferred credits and other liabilities	265,993	1,805	267,798
Maui Electric
Prepayments and other	13,567	(9,992)	3,575
Total current assets	98,911	(9,992)	88,919
Total assets and Total liabilities and shareholders’ equity	832,977	(9,992)	822,985
Other current liabilities	16,094	(290)	15,804
Total current liabilities	79,646	(290)	79,356
Deferred income taxes	83,238	(9,702)	73,536
Total deferred credits and other liabilities	217,421	(9,702)	207,719
December 31, 2013
Note 3 - Hawaiian Electric Consolidated assets	5,087,129	(20,702)	5,066,427
Financial instruments.  In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which, among other things:

•
Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.

•	Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

•	Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables).

•
Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.

The Company plans to adopt ASU No. 2016-01 in the first quarter of 2018 and has not yet determined the impact of adoption.
Reclassifications.  Reclassifications made to prior years’ financial statements to conform to the 2015 presentation did not affect previously reported results of operations and include additional detail of noncash items in operating activities on the Company's and Hawaiian Electric's Consolidated Statements of Cash Flows.

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
Accounts receivable.  Accounts receivable are recorded at the invoiced amount. The Utilities generally assess a late payment charge on balances unpaid from the previous month. The allowance for doubtful accounts is the Utilities’ best estimate of the amount of probable credit losses in the Utilities existing accounts receivable. At December 31, 2015 and 2014, the allowance for customer accounts receivable, accrued unbilled revenues and other accounts receivable was $1.7 million and $2.0 million, respectively.
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
The Utilities’ revenues include amounts for various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the year the related revenues are recognized. However, the Utilities’ revenue tax payments to the taxing authorities are based on the prior year’s billed revenues (in the case of public service company taxes and PUC fees) or on the current year’s cash collections from electric sales (in the case of franchise taxes). For 2015, 2014 and 2013, the Utilities included approximately $209 million, $267 million and $266 million, respectively, of revenue taxes in “revenues” and in “taxes, other than income taxes” expense.
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
The weighted-average AFUDC rate was 7.6% in 2015, 7.7% in 2014 and 7.6% in 2013, and reflected quarterly compounding.

Bank (HEI only)
Investment securities.  Investments in debt and equity securities are classified as held-to-maturity (HTM), trading or available-for-sale (AFS). ASB determines the appropriate classification at the time of purchase. Debt and equity securities that ASB intends to and has the ability to hold to maturity are classified as HTM securities and reported at cost. Marketable debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Marketable debt and equity securities not classified as either HTM or trading securities are classified as AFS and reported at fair value. Unrealized gains and losses for AFS securities are excluded from earnings and reported on a net basis in accumulated other comprehensive income (AOCI) until realized.
Interest income is recorded on an accrual basis. Discounts and premiums on securities are accreted or amortized into interest income using the interest method over the remaining contractual lives of the agency obligation securities and the estimated lives of the mortgage-related securities adjusted for anticipated prepayments. ASB uses actual prepayment experience and estimates of future prepayments to determine the constant effective yield necessary to apply the interest method of income recognition. The discounts and premiums on the agency obligations portfolio are accreted or amortized on a prospective basis using expected contractual cash flows. The discounts and premiums on the mortgage-related securities portfolio are accreted or amortized on a retrospective basis using changes in anticipated prepayments. This method requires a retrospective adjustment of the effective yield each time ASB changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. Estimates of future prepayments are based on the underlying collateral characteristics and historic or projected prepayment behavior of each security. The specific identification method is used in determining realized gains and losses on the sales of securities.
For securities that are not trading securities, individual securities are assessed for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant. A security is impaired if the fair value of the security is less than its carrying value at the financial statement date. When a security is impaired, ASB determines whether this impairment is temporary or other-than-temporary. If ASB does not expect to recover the entire amortized cost basis of the security or there is a change in the expected cash flows, an OTTI exists. If ASB intends to sell the security, or will more likely than not be required to sell the security before recovery of its amortized cost, the OTTI must be recognized in earnings. If ASB does not intend to sell the security, and it is not more likely than not that ASB will be required to sell the security before recovery of its amortized cost, the OTTI must be separated into the amount representing the credit loss and the amount related to all other factors. The amount of OTTI related to the credit loss is recognized in earnings, while the remaining OTTI is recognized in AOCI. Based on ASB's evaluation as of December 31, 2015 and 2014, there was no indicated impairment as the bank expects to collect the contractual cash flows for these investments.
Stock in Federal Home Loan Bank (FHLB) is carried at cost and is reviewed at least periodically for impairment, with valuation adjustments recognized in noninterest income.
Loans receivable.  ASB carries loans receivable at amortized cost less the allowance for loan losses, loan origination fees (net of direct loan origination costs), commitment fees and purchase premiums and discounts. Interest on loans is credited to income as it is earned. Discounts and premiums are accreted or amortized over the life of the loans using the interest method.
Loan origination fees (net of direct loan origination costs) are deferred and recognized as an adjustment in yield over periods not exceeding the contractual life of the loan using the interest method or taken into income when the loan is paid off or sold. Nonrefundable commitment fees (net of direct loan origination costs, if applicable) received for commitments to originate or purchase loans are deferred and, if the commitment is exercised, recognized as an adjustment of yield over the life of the loan using the interest method. Nonrefundable commitment fees received for which the commitment expires unexercised are recognized as income upon expiration of the commitment.
Mortgage loans held for sale are stated at the lower of cost or estimated fair value on an aggregate basis. Premiums, discounts and net deferred loan fees are not amortized while a loan is classified as held for sale. A sale is recognized only when the consideration received is other than beneficial interests in the assets sold and control over the assets is transferred irrevocably to the buyer. Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold.

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
ASB disaggregates its portfolio loans into portfolio segments for purposes of determining the allowance for loan losses. Commercial and commercial real estate loans are defined as non-homogeneous loans and ASB utilizes a risk rating system for evaluating the credit quality of the loans. Loans are rated based on the degree of risk at origination and periodically thereafter, as appropriate. Values are applied separately to the probability of default (borrower risk) and loss given default (transaction risk). ASB’s credit review department performs an evaluation of these loan portfolios to ensure compliance with the internal risk rating system and timeliness of rating changes. Non-homogeneous loans are categorized into the regulatory asset quality classifications-Pass, Special Mention, Substandard, Doubtful, and Loss based on credit quality. For loans classified as substandard, an analysis is done to determine if the loan is impaired. A loan is deemed impaired when it is probable that ASB will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Once a loan is deemed impaired, ASB applies a valuation methodology to determine whether there is an impairment shortfall. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral, net of costs to sell. For all loans collateralized by real estate whose repayment is dependent on the sale of the underlying collateral property, ASB measures impairment by utilizing the fair value of the collateral, net of costs to sell; for other loans that are not considered collateral dependent, generally the discounted cash flow method is used to measure impairment. For loans collateralized by real estate that are classified as troubled debt restructured loans, the present value of the expected future cash flows of the loans may also be used to measure impairment as these loans are expected to perform according to their restructured terms. Impairments are charged to the provision for loan losses and included in the allowance for loan losses. However, confirmed losses (uncollectible) are charged off, with the loan written down by the amount of the confirmed loss.
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
ASB’s methodology for determining the allowance for loan losses was generally based on historic loss rates using various look-back periods. During the second quarter of 2014, ASB implemented enhancements to the loss rate calculation for estimating the allowance for loan losses that included several refinements to determining the probability of default and the loss given default for the various segments of the loan portfolio that are more statistically sound than those previously employed. The result is an estimated loss rate established for each borrower. ASB also updated its measurement of the loss emergence period in the calculation of the allowance for loan losses. The loss emergence period is broadly defined as the period that it takes, on average, for the lender to identify the specific borrower and amount of loss incurred by the bank for a loan that has suffered from a loss-causing event. In most cases, as credit quality and conditions improve, management has observed that the loss emergence period has extended and has incorporated this observed change in the estimate of the allowance for loan losses. Management believes these enhancements will improve the precision in estimating the allowance for loan losses. The enhancements did not have a material effect on the total allowance for loan losses or the provision for loan losses for 2014. The enhancements did result in the full allocation of the previously unallocated portion of the allowance for loan losses.
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
Nonperforming loans. Loans are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection is insufficient to warrant further accrual. All interest that is accrued but not collected is reversed. A loan may be returned to accrual status if (i) principal and interest payments have been brought current and repayment of the remaining contractual principal and interest is expected to be made, (ii) the loan has otherwise become well-secured and collection efforts are reasonably expected to result in repayment of the debt, or (iii) the borrower has been making regularly scheduled payments in full for the prior six months and it is reasonably assured that the loan will be brought fully current within a reasonable period. Cash receipts on nonaccruing loans are generally applied to reduce the unpaid principal balance.
Loans considered to be uncollectible are charged-off against the allowance for loan losses. The amount and timing of charge-offs on loans includes consideration of the loan type, length of delinquency, insufficiency of collateral value, lien priority and the overall financial condition of the borrower. Recoveries on loans previously charged-off are credited back to the allowance for loan losses. Loans that have been charged-off against the allowance for loan losses are periodically monitored to evaluate whether further adjustments to the allowance are necessary. Loans in the commercial and commercial real estate portfolio are charged-off when the loan is risk-rated “Doubtful” or “Loss”. The loan or a portion thereof is determined to be uncollectible after considering the borrower’s overall financial condition and collateral deficiency. A loan is considered uncollectible when: (a) the borrower is delinquent in principal or interest 90 days or more; (b) significant improvement in the borrower’s repayment capacity is doubtful; and/or (c) collateral value is insufficient to cover outstanding indebtedness and no other viable assets or repayment sources exist.
Loans in the residential mortgage and home equity portfolios are charged-off when the loan or a portion thereof is determined to be uncollectible after considering the borrower’s overall financial condition and collateral deficiency. A loan is considered uncollectible when: (a) the borrower is delinquent in principal or interest 180 days or more; (b) it is probable that collateral value is insufficient to cover outstanding indebtedness and no other viable assets or repayment sources exist; (c) borrower’s debt is discharged in bankruptcy and the loan is not reaffirmed; or (d) in cases where ASB is in a subordinate position to other debt, the senior lien holder has foreclosed and ASB's junior lien is extinguished.
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
Goodwill. At December 31, 2015 and 2014, the amount of goodwill was $82.2 million. The goodwill is with respect to ASB and is the Company’s only intangible asset with an indefinite useful life and is tested for impairment annually at December 31 using data as of September 30.
FASB ASU No. 2011-8, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”(ASU No. 2011-8) permits an entity to first assess qualitative factors (Step 0) to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform Step 1 of a two-step goodwill impairment test. An entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount under ASU No. 2011-8, an entity shall assess relevant events and circumstances such as:

•	macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital or other developments in equity and credit markets;

•
industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a change in the market for an entity’s products or services or a regulatory or political development;

•	cost factors that have a negative effect on earnings and cash flows;

•	overall financial performance such as a decline in actual or planned revenues or earnings compared with actual and projected results of relevant prior periods;

•	other relevant entity-specific events such as changes in management, key personnel, strategy or customers; contemplation of bankruptcy or litigation;

•	events affecting a reporting unit such as a change in the composition or carrying amount of its net assets;

•	if applicable, a sustained decrease in share price (consider in both absolute terms and relative to peers).
If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test under ASC Topic 350, "Intangibles-Goodwill and Other" (ASC 350), are unnecessary. ASB management performed a Step 0 analysis by assessing the relevant circumstances listed above, including the proposed spin-off of the bank from HEI, and determined that it was not more likely than not that the fair value of ASB was less than its carrying value and a Step 1 goodwill impairment analysis was not considered necessary. The most recent Step 1 goodwill impairment analysis under ASC 350 was performed at December 31, 2013 and the estimated fair value of ASB exceeded its carrying value by 60%. No adjustment of the forecasted net income used in the Step 1 analysis done in 2013 is required at this time. For the three years ended December 31, 2015, there has been no impairment of goodwill.
Mortgage banking. Mortgage loans held for sale are stated at the lower of cost or estimated fair value on an aggregate basis. Premiums, discounts and net deferred loan fees are not amortized while a loan is classified as held for sale. A sale is recognized only when the consideration received is other than beneficial interests in the assets sold and control over the assets is transferred irrevocably to the buyer. Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. ASB is obligated to subsequently repurchase a loan if the purchaser discovers a standard representation or warranty violation such as noncompliance with eligibility requirements, customer fraud or servicing violations. This primarily occurs during a loan file review. ASB considers and records a reserve for loan repurchases if appropriate.
ASB recognizes a mortgage servicing asset when a mortgage loan is sold with servicing rights retained. This mortgage servicing right (MSR) is initially capitalized at its presumed fair value based on market data at the time of sale and accounted for in subsequent periods at the lower of amortized cost or fair value. Mortgage servicing assets or liabilities are included as a component of gain on sale of loans. Under ASC Topic 860, “Transfers and Servicing,” we amortize the MSRs in proportion to and over the period of estimated net servicing income and assess for impairment at each reporting date.
ASB's MSRs are stratified based on predominant risk characteristics of the underlying loans including loan type such as fixed-rate 15 and 30 year mortgages and note rate in bands primarily of 50 to 100 basis points. For each stratum, fair value is calculated by discounting expected net income streams using discount rates that reflect industry pricing for similar assets. Expected net income streams are estimated based on industry assumptions regarding prepayment expectations and income and expenses associated with servicing residential mortgage loans for others.
ASB uses a present value cash flow model using techniques described above to estimate the fair value of MSRs. Because observable market prices with exact terms and conditions may not be readily available, ASB compares the fair value of MSRs to an estimated value calculated by an independent third-party on a semi-annual basis. The third-party relies on both published and unpublished sources of market related assumptions and their own experience and expertise to arrive at a value. ASB uses the third-party value only to assess the reasonableness of fair value generated by the valuation model.
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
The Company uses the proportional method of accounting for its investments. Under the proportional method, the Company amortizes the cost of its investments in proportion to the tax credits and other tax benefits it receives. The amortization, tax credits and tax benefits are reported as a component of income tax expense. Cash contributions and payments made on commitments to low-income housing tax credit (LIHTC) investments are classified as operating activities in the Company’s consolidated statements of cash flows.
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
All tax credit investments are evaluated for potential impairment at least annually, or more frequently, when events or conditions indicate that it is deemed probable that ASB will not recover its investment. Potential indicators of impairment might arise when there is evidence that some or all tax credits previously claimed would be recaptured, or that expected remaining credits would no longer be available to the limited liability entities. If an investment is determined to be impaired, it is written down to its estimated fair value and the new cost basis of the investment is not adjusted for subsequent recoveries in value. As of December 31, 2015, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investments.
At December 31, 2015 and 2014, the carrying amount of qualifying affordable housing investments was $37.8 million and $33.4 million, respectively, and included in other assets in the consolidated balance sheets.
ASB’s unfunded commitments to fund to its qualifying affordable housing investments were $10.1 million and $14.8 million as of December 31, 2015 and 2014, respectively. These unfunded commitments are unconditional and legally binding and are recorded in accounts payable and other liabilities with an increase in other assets in the consolidated balance sheets.

The table below summarizes the amounts in income tax expense related to ASB's investments in qualifying affordable housing projects:

Years ended December 31	2015	2014	2013
(in millions)
Amounts in income taxes related to investments in qualifying affordable housing projects
Amortization recognized in the provision for income taxes	$(5.4)	$(3.6)	$(2.2)
Tax credits and other tax benefits recognized in the provision for income taxes	8.0	5.4	3.6
Net benefit to income tax expense	$2.6	$1.8	$1.4

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
The Merger Agreement contemplates that, immediately prior to the closing of the Merger, HEI will distribute to its shareholders all of the issued and outstanding shares of common stock of ASB Hawaii, Inc. (ASB Hawaii), the direct parent company of ASB (such distribution referred to as the Spin-Off), with ASB Hawaii becoming a new public company. In addition, the Merger Agreement contemplates that, immediately prior to the closing of the Merger, HEI will pay its shareholders a special dividend of $0.50 per share.
The closing of the Merger is subject to various conditions, including, among others, (i) the approval of holders of 75% of the outstanding shares of HEI common stock, (ii) effectiveness of the registration statement for the NEE common stock to be issued in the Initial Merger and the listing of such shares on the New York Stock Exchange, (iii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (iv) receipt of all required regulatory approvals from, among others, the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission and the Hawaii Public Utilities Commission, (v) the absence of any law or judgment in effect or pending in which a governmental entity has imposed or is seeking to impose a legal restraint that would prevent or make illegal the closing of the Merger, (vi) the absence of any material adverse effect with respect to either HEI or NEE, (vii) subject to certain exceptions, the accuracy of the representations and warranties of, and compliance with covenants by, each of the parties to the Merger Agreement, (viii) receipt by each of HEI and NEE of a tax opinion of its counsel regarding the tax treatment of the transactions contemplated by the Merger Agreement, (ix) effectiveness of the ASB Hawaii registration statement necessary to consummate the Spin-Off and (x) the determination by each of HEI and NEE that, upon completion of the Spin-Off, HEI will no longer be a savings and loan holding company or be deemed to control ASB for purposes of the Home Owners' Loan Act. The Spin-Off will be subject to various conditions, including, among others, the approval of the Federal Reserve Board (FRB). Some, but not all, of these conditions have been satisfied and certain of these conditions will only be satisfied shortly before closing.
The Merger Agreement contains customary representations, warranties and covenants of HEI and NEE.
The Merger Agreement contains certain termination rights for both HEI and NEE, including the right of either party to terminate the Merger Agreement if the Merger has not been consummated by June 3, 2016, and further provides that upon termination of the Merger Agreement under specified circumstances NEE would be required to pay HEI a termination fee of $90 million and reimburse HEI for up to $5 million of its documented out-of-pocket expenses incurred in connection with the Merger Agreement.
On January 29, 2015, HEI submitted its application to the FERC requesting all necessary authorizations to consummate the transactions contemplated by the Merger Agreement. The FERC issued its order authorizing the proposed merger on March 27, 2015.

On February 1, 2015, HEI submitted a letter to the FRB advising the FRB of its intent to seek deregistration as a Savings & Loan Holding Company (SLHC) to be effective upon the contemplated Spin-off of ASB Hawaii.
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
PUC application.  In January 2015, NEE and Hawaiian Electric filed an application with the PUC requesting approval of the proposed Merger (under which Hawaiian Electric would become a wholly-owned indirect subsidiary of NEE). The application also requests modification of certain conditions agreed to by HEI and the PUC in 1982 for the merger and corporate restructuring of Hawaiian Electric, and confirmation that with approval of the Merger Agreement, the recommendations in the 1995 Dennis Thomas Report (resulting from a proceeding to review the relationship between HEI and Hawaiian Electric and any impact of HEI’s then diversified activities on the Utilities) will no longer be applicable. The application includes a commitment that, for at least four years following the completion of the transaction, Hawaiian Electric will not submit any applications seeking a general base rate increase and will reduce the RAM, which amounts to approximately $60 million in cumulative savings for customers, over the four-year base rate moratorium, subject to certain exceptions and conditions, including that the following remain in effect:  the revenue balancing account (RBA) and RAM tariff provisions, the Renewable Energy Infrastructure Program, and Renewable Energy Infrastructure Surcharge, the integrated resource planning/DSM Recovery tariff provisions, the ECAC tariff provisions, the PPA tariff provision and the Pension and OPEB tracker mechanism. Various governmental, environmental and commercial interests groups have been allowed to intervene in the proceeding.
Twenty-eight interveners filed direct testimonies in the docket in July 2015. Eleven interveners recommended the merger not be approved, eleven recommended approval only with conditions, and six did not specifically make a recommendation either way. The Consumer Advocate filed its direct testimonies on August 10, 2015, stating that the Applicants have not justified that the proposed transaction is in the public interest but that if the Consumer Advocate’s recommended conditions were adopted, the results would reflect substantial net benefits that would support a finding that the proposed transaction is in the public interest. Among its recommended conditions was a rate plan to permanently reduce the Utilities’ rates by approximately $62 million annually.
On August 31, 2015, the Applicants filed their responsive testimonies, offering a number of additional commitments, including:

•	subject to PUC approval, completing full smart meter deployment to all customers by December 31, 2019

•
reflecting 100% of all net non-fuel O&M savings achieved by the Utilities and limiting non-fuel O&M expenses to levels no higher than the non-fuel O&M expenses in 2014, adjusted for inflation, in the revenue requirements in the first rate case following the four-year rate case moratorium

•	establishing a funding mechanism of $2.5 million per year during the four-year rate case moratorium to be used for purposes in the public interest at the PUC’s discretion and direction

•	committing to corporate giving of at least $2.2 million for a minimum of 10 years post-closing

•	committing to not selling the Utilities or their holding company for at least 10 years post-closing
On October 7, 2015, the other parties filed rebuttal testimonies, and on October 16, 2015, the Applicants filed their surrebuttal testimonies. Discovery was conducted over a six month period and concluded on October 14, 2015 with the filing of final information request (IR) responses.
On November 27, 2015, pursuant to entering into an agreement with the Department of the Navy on behalf of the Department of Defense (DOD), the Applicants filed a motion to admit revised stipulated commitments into evidence, which revised Applicants’ commitments to include the following 3 main changes:

•
committing to undertake good faith efforts to achieve a consolidated renewable portfolio standard of thirty-five percent of net electricity sales by December 31, 2020, and fifty percent of net electricity sales by December 31, 2030;

•	committing to and specifying in detail how $60 million in total rate credits will be provided over the four-year base rate moratorium period; and

•
commiting to (i) establish a new intermediate holding company, Hawaiian Electric Utility Holdings, which will have a voting board of directors and a majority of the members of the board of directors who will be residents of Hawaii, (ii) implement a suite of additional ring fencing commitments, and (iii) develop employees from within the Companies to fill executive vacancies

In connection with the agreement, on November 27, 2015, DOD filed a motion to withdraw from the proceeding. Prior to this date, three other parties had withdrawn from the proceeding.
The initial round of evidentiary hearings were held from November 30 to December 16, 2015.
On January 4, 2016, the PUC issued an order granting the Applicants’ motion to admit revised stipulated commitments into evidence and permitting additional discovery and testimony by the other parties regarding the revised stipulated commitments, and denying DOD’s motion to withdraw.
Evidentiary hearings were reconvened and held from February 1 to 10, 2016. Further evidentiary hearings are scheduled to reconvene from February 29 to March 4, 2016.
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
Since the December 3, 2014 announcement of the merger agreement, eight purported class action complaints were filed in the Circuit Court of the First Circuit for the State of Hawaii by alleged stockholders of HEI against HEI, Hawaiian Electric (in one complaint), the individual directors of HEI, NEE and NEE's acquisition subsidiaries. The lawsuits are captioned as follows: Miller v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2531-12 KTN (December 15, 2014) (the Miller Action); Walsh v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2541-12 JHC (December 15, 2014) (the Walsh Action); Stein v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2555-12 KTN (December 17, 2014) (the Stein Action); Brown v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2643-12 RAN (December 30, 2014) (the Brown Action); Cohn v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2642-12 KTN (December 30, 2014) (the Cohn State Action); Guenther v. Watanabe, et al., Case No. 15-1-003-01 ECN (January 2, 2015) (the Guenther Action); Hudson v. Hawaiian Electric Industries, Inc., et al., Case No. 15-1-0013-01 JHC (January 5, 2015) (the Hudson Action); Grieco v. Hawaiian Electric Industries, Inc., et al., Case No. 15-1-0094-01 KKS (January 21, 2015) (the Grieco Action). On January 12, 2015, plaintiffs in the Miller Action, the Walsh Action, the Stein Action, the Brown Action, the Guenther Action, and the Hudson Action filed a motion to consolidate their actions and to appoint co-lead counsel. On January 23, 2015, the Cohn State Action was voluntarily dismissed. On January 27, 2015, Cohn filed a purported class action captioned Cohn v. Hawaiian Electric Industries, Inc., et al., Civil No. 15-00029-JMS-RLP in the United States District Court for the District of Hawaii against HEI, the individual directors of HEI, NEE, and NEE’s acquisition subsidiaries (the Cohn Federal Action). On February 13, 2015, the state court orally granted the plaintiffs’ motions to consolidate the seven state court actions and appoint co-lead counsel and entered a written order granting the motions on March 6, 2015. On March 10, 2015, plaintiffs filed a first consolidated complaint in state court that added as a defendant J.P. Morgan Securities, LLC (JP Morgan), the financial advisor to HEI for the Merger, and deleted Hawaiian Electric Company, Inc. as a defendant and concurrently served a first request for production of documents on HEI and the individual directors. On March 17, 2015, plaintiffs filed a motion for limited expedited discovery in the consolidated state action and thereafter on March 25, 2015 withdrew their request for limited discovery and first request for production of documents as a result of the parties’ agreement to conduct certain specified limited discovery which included a stipulated confidentiality agreement and protective order protecting the confidentiality of certain information exchanged between the parties in connection with discovery in the consolidated action that was filed on April 6, 2015. On April 15 and 17, 2015, a deposition of a representative of HEI and a representative of JP Morgan were taken, respectively. On April 21, 2015, plaintiffs confirmed the cancellation of the preliminary injunction hearing that had been scheduled for May 5, 2015 in the consolidated action and on April 23, 2015, the state court entered a stipulation and order to extend indefinitely the time to answer or otherwise respond to the first amended consolidated complaint. On April 30, 2015, the state court entered a consolidated case management order confirming the consolidated treatment of the state actions for purposes of case management, pretrial discovery, procedural and other matters. On May 27, 2015, the federal court entered a stipulation and order approving the stipulation of the parties to stay the Cohn Federal Action pending the resolution of the state court consolidated action and administratively closing the Cohn Federal Action without prejudice to any party. On May 29, 2015, the state court entered a stipulated order amending the consolidated caption to read IN RE Consolidated HEI Shareholder Cases, Master File No. Civil

No. 1CC15-1-HEI, to add JP Morgan as a named defendant in each individual action, add the caption for the Grieco Action, and remove Hawaiian Electric Company, Inc. from the caption in the Brown Action. In October 2015, several depositions of HEI representatives were taken in the state consolidated action. On February 9, 2016, plaintiffs filed an ex parte motion for second extension of time to file the pretrial statement in the state consolidated action from February 15, 2016 to August 15, 2016.
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
HEI and Hawaiian Electric believe the allegations in the complaints are without merit and intend to defend these lawsuits vigorously.

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

Electric utility
Hawaiian Electric and its wholly-owned operating subsidiaries, Hawaii Electric Light and Maui Electric, are public electric utilities in the business of generating, purchasing, transmitting, distributing and selling electric energy on all major islands in Hawaii other than Kauai, and are regulated by the PUC. The Utilities have been aggregated into the electric utility segment primarily because all three entities: (1) are involved in the business of supplying electric energy in the same geographical location (i.e., the State of Hawaii), (2) have similar production processes that include electric generators (e.g., conventional oil-fired steam units and combustion turbines), (3) serve similar customers within their franchise territories (e.g., residential, commercial and industrial customers), (4) use similar electric grids to distribute the energy to their customers, (5) are regulated by the PUC and undergo similar rate-making processes, (6) have similar economic characteristics and (7) perform financial reporting oversight and management of the business at the consolidated level. Hawaiian Electric also owns the following nonregulated subsidiaries: Renewable Hawaii, Inc. (RHI), which was formed to invest in renewable energy projects; HECO Capital Trust III, which is a financing entity; and Uluwehiokama Biofuels Corp. (UBC), which was formed to own a new biodiesel refining plant to be built on the island of Maui, which project has been terminated.

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
Segment financial information was as follows:

(in thousands)	Electric utility	Bank	Other	Total
2015
Revenues from external customers	$2,335,135	$267,733	$114	$2,602,982
Intersegment revenues (eliminations)	31	—	(31)	—
Revenues	2,335,166	267,733	83	2,602,982
Depreciation and amortization	186,319	7,928	1,338	195,585
Interest expense, net	66,370	11,326	10,780	88,476
Income (loss) before income taxes	217,131	83,812	(46,155)	254,788
Income taxes (benefit)	79,422	29,082	(15,483)	93,021
Net income (loss)	137,709	54,730	(30,672)	161,767
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	135,714	54,730	(30,567)	159,877
Capital expenditures	350,161	13,470	173	363,804
Assets (at December 31, 2015)	5,680,054	6,014,755	95,387	11,790,196
2014
Revenues from external customers	$2,987,299	$252,497	$(254)	$3,239,542
Intersegment revenues (eliminations)	24	—	(24)	—
Revenues	2,987,323	252,497	(278)	3,239,542
Depreciation and amortization	176,284	5,399	1,361	183,044
Interest expense, net	64,757	10,808	11,595	87,160
Income (loss) before income taxes	220,361	79,295	(34,058)	265,598
Income taxes (benefit)	80,725	27,994	(13,140)	95,579
Net income (loss)	139,636	51,301	(20,918)	170,019
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	137,641	51,301	(20,813)	168,129
Capital expenditures	336,679	28,073	74	364,826
Assets (at December 31, 2014)	5,557,542	5,566,222	61,378	11,185,142
2013
Revenues from external customers	$2,980,139	$258,147	$184	$3,238,470
Intersegment revenues (eliminations)	33	—	(33)	—
Revenues	2,980,172	258,147	151	3,238,470
Depreciation and amortization	161,759	4,230	1,396	167,385
Interest expense, net	59,279	10,077	16,200	85,556
Income (loss) before income taxes	194,041	89,148	(33,353)	249,836
Income taxes (benefit)	69,117	31,421	(14,301)	86,237
Net income (loss)	124,924	57,727	(19,052)	163,599
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	122,929	57,727	(18,947)	161,709
Capital expenditures	378,044	11,193	201	389,438
Assets (at December 31, 2013)	5,066,427	5,244,686	29,793	10,340,906
See Note 1 for the impact to prior period financial information of the adoptions of ASU No. 2014-01 and ASU No. 2015-17.

Intercompany electricity sales of the Utilities to the bank and “other” segments are not eliminated because those segments would need to purchase electricity from another source if it were not provided by the Utilities and the profit on such sales is nominal.
Bank fees that ASB charges the Utilities and “other” segments are not eliminated because those segments would pay fees to another financial institution if they were to bank with another institution and the profit on such fees is nominal.

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
Regulatory assets represent deferred costs expected to be fully recovered through rates over PUC-authorized periods. Generally, the Utilities do not earn a return on their regulatory assets; however, they have been allowed to recover interest on certain regulatory assets and to include certain regulatory assets in rate base. Regulatory liabilities represent amounts included in rates and collected from ratepayers for costs expected to be incurred in the future. For example, the regulatory liability for cost of removal in excess of salvage value represents amounts that have been collected from ratepayers for costs that are expected to be incurred in the future to retire utility plant. Generally, the Utilities include regulatory liabilities in rate base or are required to apply interest to certain regulatory liabilities. In the table below, noted in parentheses are the original PUC authorized amortization or recovery periods and, if different, the remaining amortization or recovery periods as of December 31, 2015 are noted.
Regulatory assets were as follows:

December 31	2015	2014
(in thousands)
Retirement benefit plans (balance primarily varies with plans’ funded statuses)	$679,766	$683,243
Income taxes, net (1 to 55 years)	88,039	86,836
Decoupling revenue balancing account and RAM regulatory asset (1 to 2 years)	74,462	91,353
Unamortized expense and premiums on retired debt and equity issuances (19 to 30 years; 6 to 18 years remaining)	14,089	15,569
Vacation earned, but not yet taken (1 year)	10,420	10,248
Postretirement benefits other than pensions (18 years; less than 1 year remaining)	—	18
Other (1 to 50 years; 1 to 46 years remaining)	29,955	17,997
	$896,731	$905,264
Included in:
Current assets	$72,231	$71,421
Long-term assets	824,500	833,843
	$896,731	$905,264

Regulatory liabilities were as follows:

December 31	2015	2014
(in thousands)
Cost of removal in excess of salvage value (1 to 60 years)	$357,825	$331,000
Retirement benefit plans (5 years beginning with respective utility’s next rate case)	9,835	12,413
Other (5 years; 1 to 2 years remaining)	3,883	1,436
	$371,543	$344,849
Included in:
Current liabilities	$2,204	$632
Long-term liabilities	369,339	344,217
	$371,543	$344,849
The regulatory asset and liability relating to retirement benefit plans was recorded as a result of pension and OPEB tracking mechanisms adopted by the PUC in rate case decisions for the Utilities in 2007 (see Note 10).
Major customers.  The Utilities received 11% ($265 million), 12% ($350 million) and 11% ($340 million) of their operating revenues from the sale of electricity to various federal government agencies in 2015, 2014 and 2013, respectively.
Cumulative preferred stock. The following series of cumulative preferred stock are redeemable only at the option of the respective company at the following prices in the event of voluntary liquidation or redemption:

December 31, 2015	Voluntary liquidation price	Redemption price
Series
C, D, E, H, J and K (Hawaiian Electric)	$20	$21
I (Hawaiian Electric)	20	20
G (Hawaii Electric Light)	100	100
H (Maui Electric)	100	100
Hawaiian Electric is obligated to make dividend, redemption and liquidation payments on the preferred stock of each of its subsidiaries if the respective subsidiary is unable to make such payments, but this obligation is subordinated to Hawaiian Electric's obligation to make payments on its own preferred stock.
Related-party transactions. HEI charged the Utilities $6.5 million, $7.0 million and $6.2 million for general management and administrative services in 2015, 2014 and 2013, respectively. The amounts charged by HEI to its subsidiaries for services provided by HEI employees are allocated primarily on the basis of time expended in providing such services.
Hawaiian Electric’s short-term borrowings totaled nil at December 31, 2015 and 2014. The interest charged on short-term borrowings from HEI is based on the lower of HEI’s or Hawaiian Electric’s effective weighted average short-term external borrowing rate. If both HEI and Hawaiian Electric do not have short-term external borrowings, the interest is based on the average of the effective rate for 30-day dealer-placed commercial paper quoted by the Wall Street Journal plus 0.15%.
Borrowings among the Utilities are eliminated in consolidation. Interest charged by HEI to Hawaiian Electric was nil in each of 2015, 2014 and 2013.
Commitments and contingencies.
Fuel contracts.  The Utilities have contractual agreements to purchase minimum quantities of fuel oil, diesel fuel and biodiesel for multi-year periods, some through October 2017. Fossil fuel prices are tied to the market prices of crude oil and petroleum products in the Far East and U.S. West Coast and the biodiesel price is tied to the market prices of animal fat feedstocks in the U.S. West Coast and U.S. Midwest. Based on the average price per barrel as of December 31, 2015, the estimated cost of minimum purchases under the fuel supply contracts is $245 million in 2016, $4 million in 2017 and nil in 2018. The actual cost of purchases in 2016 and future years could vary substantially from this estimate of minimum purchases as a result of changes in market prices, quantities actually purchased, entry into new supply contracts and/or other factors. The Utilities purchased $0.6 billion, $1.1 billion and $1.1 billion of fuel under contractual agreements in 2015, 2014 and 2013, respectively.

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
On August 27, 2014, Chevron and Hawaiian Electric entered into a first amendment of the LSFO Contract. The amendment reduces the price of fuel above certain volumes, allows for increases in the volume of fuel, and modifies the specification of certain petroleum products supplied under the contract. In addition, Chevron agreed to supply a blend of LSFO and diesel as soon as January 2016 (for supply through the end of the contract term, December 31, 2016) to help Hawaiian Electric meet more stringent EPA air emission requirements known as Mercury and Air Toxics Standards. In March 2015, the amendment was approved by the PUC.
The Utilities are also parties to amended contracts for the supply of industrial fuel oil and diesel fuels with Chevron and Hawaii Independent Energy, LLC, (HIE), respectively, which were scheduled to end December 31, 2015, but have been extended through December 31, 2016. Both agreements may be automatically renewed for annual terms thereafter unless earlier terminated by either of the respective parties.
In August 2014, Chevron and the Utilities entered into a third amendment to the Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract (Inter-island Fuel Supply Contract), which amendment extended the term of the contract through December 31, 2016 and provided for automatic renewal for annual terms thereafter unless earlier terminated by either party. In February 2015, Hawaiian Electric executed a similar extension, through December 31, 2016, of the corresponding Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract with HIE.
In June 2015, the Utilities issued Requests for Proposals (RFP) for most of their fuel needs with supplies beginning in 2017 after the expiration of Chevron LSFO and Chevron/HIE Interisland contracts on December 31, 2016. Proposals were received in July 2015.
On February 18, 2016, Hawaiian Electric and Chevron entered into a fuel supply contract for LSFO, diesel and fuel to meet MATS requirements (2016 LSFO Contract) for the island of Oahu which terminates on December 31, 2019 and may automatically renew for annual terms thereafter unless earlier terminated by either party. Also on February 18, 2016, the Utilities and Chevron entered into a supply contract for industrial fuel oil, diesel and ultra-low sulfur diesel (Petroleum Fuels Contract) for the islands of Oahu, Maui, Molokai and the island of Hawaii , which terminates on December 31, 2019 and may automatically renew for annual terms thereafter unless earlier terminated by either party. Finally, on February 18, 2016, Hawaii Electric Light and Chevron entered into a fuels terminalling agreement which terminates on December 31, 2019 for the island of Hawaii and may automatically renew for annual terms thereafter unless earlier terminated by either party. Currently, terminalling services are provided for under the Inter-island Fuel Supply Contract with Chevron that expires on December 31, 2016. Each of these contracts are for a term of three years and become effective upon PUC approval and each can be terminated if PUC approval is not received by October 1, 2016. Additionally, Chevron is required to comply with the agreed upon fuel specifications as set forth in the 2016 LSFO Contract and the Petroleum Fuels Contract.
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
Power purchase agreements.  As of December 31, 2015, the Utilities had five firm capacity PPAs for a total of 551 megawatts (MW) of firm capacity. Purchases from these five independent power producers (IPPs) and all other IPPs totaled $0.6 billion, $0.7 billion and $0.7 billion for 2015, 2014 and 2013, respectively. The PUC allows rate recovery for energy and firm capacity payments to IPPs under these agreements. Assuming that each of the agreements remains in place for its current term (and as amended) and the minimum availability criteria in the PPAs are met, aggregate minimum fixed capacity charges are expected to be approximately $0.1 billion per year for 2016 through 2020 and a total of $0.5 billion in the period from 2021 through 2035.
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
AES Hawaii, Inc. Under a PPA entered into in March 1988, as amended, for a period of 30 years beginning September 1992, Hawaiian Electric agreed to purchase 180 MW of firm capacity from AES Hawaii. In August 2012, Hawaiian Electric filed an application with the PUC seeking an exemption from the PUC’s Competitive Bidding Framework to negotiate an amendment to the PPA to purchase 186 MW of firm capacity, and amend the energy pricing formula in the PPA. The PUC approved the exemption in April 2013, but Hawaiian Electric and AES Hawaii were not able to reach agreement on an amendment. In June 2015, AES Hawaii filed an arbitration demand regarding a dispute about whether Hawaiian Electric was obligated to buy up to 9 MW of additional capacity based on a 1992 letter. Hawaiian Electric responded to the arbitration demand and, in October 2015, AES Hawaii and Hawaiian Electric entered into a Settlement Agreement to stay the arbitration proceeding. The Settlement Agreement includes certain conditions precedent which, if satisfied will release the parties from the claims under the arbitration proceeding. Among the conditions precedent is the successful negotiation of an amendment to the existing purchase power agreement and PUC approval of such amendment.
On November 13, 2015, Hawaiian Electric entered into Amendment No. 3 to the PPA, subject to PUC approval. Amendment No. 3 provides more favorable pricing for the additional 9 MW than the existing pricing, the benefit of which will be passed on to customers, and among other things, provides (1) for an increase in firm capacity of up to 9 MW (the Additional Capacity) above the 180 MW capacity of the AES Hawaii facility, subject to a demonstration of such increased available capacity, (2) for the payment for the Additional Capacity to include a Priority Peak Capacity Charge, a Non-Peak Capacity Charge, a Priority Peak Energy Charge and a Non-Peak Energy Charge, and (3) that AES will make certain operational commitments to improve reliability, and Hawaiian Electric will pay a reliability bonus according to a schedule for reduced Full Plant Trips. On January 22, 2016, Amendment No. 3 was filed with the PUC for approval. If such approval is obtained, the final condition to the Settlement Agreement’s release of the parties from the arbitration claims will be satisfied. The arbitration proceeding has been stayed to allow the PUC approval proceeding to proceed.
Liquefied natural gas. On May 31, 2015, the previous August 2014 agreement with Fortis BC Energy Inc. (Fortis) for liquefaction capacity for liquefied natural gas (LNG) was superseded with a liquefaction Heads of Agreement by and between FortisBC Holdings Inc. and Hawaiian Electric. The agreement, which is subject to PUC approval, other regulatory approvals and permits and other conditions precedent before it becomes effective, provides for LNG liquefaction capacity purchases of 700,000 tonnes per year for the first five years, 600,000 tonnes per year for the next five years and 500,000 tonnes per year for the last ten years. Fortis must also obtain regulatory and other approvals for the agreement to become effective. The Fortis agreement is assignable and can be assigned to the selected bidder in the Utilities’ RFP for the supply of containerized LNG and will help ensure that liquefaction capacity is available at pricing that management believes will lower customer bills.
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
Renewable energy project matters.  In November 2013, Hawaiian Electric and Maui Electric filed an application for recovery of its actual deferred costs totaling $405,000 (split evenly between Hawaiian Electric and Maui Electric) for outside contractor services for additional studies to determine the value proposition of interconnecting the islands of Oahu and of Maui County (Maui, Lanai, and Molokai) through the Renewable Energy Infrastructure Program (REIP) surcharge. In July 2015, the PUC approved recovery of the deferred costs for Hawaiian Electric over a four-month period, and over a two-year period for Maui Electric.
In February 2012, the PUC granted Hawaiian Electric’s request for deferred accounting treatment for the inter-island project support costs. The amount of the deferred costs was limited to $5.89 million. Through December 31, 2013, Hawaiian Electric deferred $3.1 million related to outside contractor service costs incurred with the Oahu 200 MW RFP, and began amortizing such costs over 3 years beginning in July 2014.

In May 2012, the PUC instituted a proceeding for a competitive bidding process for up to 50 MW of firm renewable geothermal dispatchable energy (Geothermal RFP) on the island of Hawaii, and in July 2012, Hawaii Electric Light filed an application to defer 2012 costs related to the Geothermal RFP. In November  2015, the PUC approved the deferral of $2.1 million of costs related to the Geothermal RFP, and will review the prudency and reasonableness of the deferred costs in the next Hawaii Electric Light rate case. In February 2013, Hawaii Electric Light issued the Final Geothermal RFP. Six bids were received, but Hawaii Electric Light notified bidders that none of the submitted bids sufficiently met both the low-cost and technical requirements of the Geothermal RFP. In October 2014, Hawaii Electric Light issued Addendum No. 1 (Best and Final Offer) and Attachment A (Best and Final Offer Bidder's Response Package) directly to five eligible bidders. The submittals received in January 2015 will be considered for final selection of one project to proceed with PPA negotiations. In February 2015, Ormat Technologies, Inc. was selected for an award and began PPA negotiations with Hawaii Electric Light. In February 2016, Hawaii Electric Light provided the PUC with a status update notifying the PUC that the selected bidder had determined the proposed project not to be economically and financially viable, resulting in conclusion of PPA negotiations.
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
To address the Consumer Advocate’s position that the proceeding should be stayed to determine if the project as proposed in the application is reasonable and necessary for future operations as an indirect NEE subsidiary, in May 2015, the Utilities filed a report describing the impact the pending merger with NEE would have on the scope, costs and benefits of the ERP/EAM project. The report indicated that the two viable courses of action for replacing its current system are Option A (to proceed with the project as initially scoped in the Application), and Option B (to move the Utilities to NEE’s existing ERP/EAM solutions). Option B is estimated to cost approximately $20.8 million less than Option A, but can only be pursued if the merger is approved. The Utilities requested the PUC to approve the commencement of work on Option B if the merger is approved; and in the alternative, Option A if the merger is not approved.
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
Schofield Generating Station Project. In August 2012, the PUC approved a waiver from the competitive bidding framework to allow Hawaiian Electric to negotiate with the U.S. Army for the construction of a 50 MW utility owned and operated firm, renewable and dispatchable generation facility at Schofield Barracks. In September 2015, the PUC approved Hawaiian Electric’s application to expend $167 million for the project. In approving the project, the PUC placed a cap of $167 million for the project, stated 90% of the cap is allowed for cost recovery through cost recovery mechanisms other than base rates, and stated the $167 million cap will be adjusted downward due to any reduction in the cost of the engine contract due to a reduction in the foreign exchange rate. Hawaiian Electric is required to take all necessary steps to lock in the lowest possible exchange rate. On January 5, 2016, Hawaiian Electric executed a window forward agreement which lowered the cost of the engine contract by $9.7 million, resulting in a revised project cap of $157.3 million. The generating station is now expected to be placed in service in the first quarter of 2018.
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
On February 16, 2012, the Federal Register published the EPA’s final rule establishing the EPA’s National Emission Standards for Hazardous Air Pollutants for fossil-fuel fired steam electrical generating units (EGUs). The final rule, known as the Mercury and Air Toxics Standards (MATS), applies to the 14 EGUs at Hawaiian Electric’s power plants. MATS establishes the Maximum Achievable Control Technology standards for the control of hazardous air pollutants emissions from new and existing EGUs. Based on a review of the final rule and the benefits and costs of alternative compliance strategies, Hawaiian Electric has selected a MATS compliance strategy based on switching to lower emission fuels. The use of lower emission fuels will provide for MATS compliance at lower overall costs and avoid the reduction in operational flexibility imposed by emissions control equipment. Hawaiian Electric requested and received a one-year extension, resulting in a MATS compliance date of April 16, 2016. Hawaiian Electric submitted to the EPA a Petition for Reconsideration and Stay dated April 16, 2012, which asked the EPA to revise an emissions standard for non-continental oil-fired EGUs on the grounds that the promulgated standard was incorrectly derived. On April 21, 2015, the EPA denied Hawaiian Electric's Petition. Hawaiian Electric appealed the EPA’s denial of the Petition. On June 29, 2015, the U.S. Supreme Court found that the EPA’s determination that it was appropriate and “necessary” to regulate hazardous air pollutants from power plants was flawed because the EPA did not take the costs of compliance into account. The Supreme Court sent the MATS rule case back to the D.C. Circuit Court of Appeals for further proceedings. On December 15, 2015, the D.C. Circuit ordered the EPA to update its “appropriate and necessary” finding and ordered that the costs of compliance must be considered. The D.C. Circuit did not stay the MATS rule so all requirements of the MATS rule, including the April 16, 2016 compliance deadline remain in effect.
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
Potential Clean Air Act Enforcement.  On July 1, 2013, Hawaii Electric Light and Maui Electric received a letter from the U.S. Department of Justice (DOJ) asserting potential violations of the Prevention of Significant Deterioration (PSD) and Title V requirements of the Clean Air Act involving the Hill and Kahului Power Plants. The parties are continuing to negotiate toward a resolution of the DOJ’s claims. As part of the ongoing negotiations, the DOJ proposed in November 2014 entering into a consent decree pursuant to which the Utilities would install certain pollution controls and pay a penalty. The Utilities continue to have discussions with, and provide information to, the DOJ, but are unable to estimate the amount or effect of a consent decree, if any, at this time.
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The EPA has since performed Brownfield assessments of the Site that identified environmental impacts in the subsurface. Although Maui Electric never operated at the Site and operations there had stopped four years before the merger, in discussions with the EPA and the DOH, Maui Electric agreed to undertake additional investigations at the Site and an adjacent parcel that Molokai Electric Company had used for equipment storage (the Adjacent Parcel) to determine the extent of impacts of subsurface contaminants. A 2011 assessment by a Maui Electric contractor of the Adjacent Parcel identified environmental impacts, including elevated polychlorinated biphenyls (PCBs) in the subsurface soils. In cooperation with the DOH and EPA, Maui Electric is further investigating the Site and the Adjacent Parcel to determine the extent of impacts of PCBs, residual fuel oils, and other subsurface contaminants. Maui Electric has a reserve balance of $3.6 million as of December 31, 2015 for the additional investigation and estimated cleanup costs at the Site and the Adjacent Parcel; however, final costs of remediation will depend on the results of continued investigation. The final site investigation plan was submitted to the DOH and EPA in December 2014 for their approval. The DOH formally approved the investigation plan on September 14, 2015. The EPA determined that their formal approval is not required until the next phase of work that determines cleanup actions for the site. Sampling of the site per the investigation plan will proceed after securing required permits and access agreements.
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
On March 23, 2015, Hawaiian Electric received a letter from the EPA requesting that Hawaiian Electric submit a work plan to assess potential sources and extent of PCB contamination onshore at the Waiau Power Plant. Hawaiian Electric submitted a sampling and analysis (SAP) work plan to the EPA and the DOH. Sampling of outfall sediments at the Waiau Power Plant was completed in accordance with the SAP in December 2015. The extent of the onshore contamination, the appropriate remedial measures to address it, and any associated costs have not yet been determined.
As of December 31, 2015, the reserve account recorded by Hawaiian Electric to address the PCB contamination stands at $4.7 million. The reserve represents the probable and reasonably estimable cost to complete the onshore and offshore investigations and the remediation of PCB contamination in the offshore sediment. The final remediation costs will depend on the results of the onshore investigation and assessment of potential source control requirements, as well as the further investigation of contaminated sediment offshore from the Waiau Power Plant.
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
Global climate change and greenhouse gas emissions reduction.  National and international concerns about climate change and the contribution of greenhouse gas (GHG) emissions (including carbon dioxide emissions from the combustion of fossil fuels) to climate change have led to federal legislative and regulatory proposals and action by the State of Hawaii to reduce GHG emissions.
In July 2007, the State Legislature passed Act 234, which requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990. On June 20, 2014, the Governor signed the final regulations required to implement Act 234 (i.e., the final GHG rule), which went into effect on June 30, 2014. In general, Act 234 and the corresponding GHG rule require affected sources (that have the potential to emit GHGs in excess of established thresholds) to reduce their GHG emissions by 16% below 2010 emission levels by 2020. In accordance with the GHG rule, the Utilities submitted their Emissions Reduction Plan (EmRP) to the DOH on June 30, 2015. Hawaiian Electric, Maui Electric, and Hawaii Electric Light have a total of 11 facilities affected by the state GHG rule. Hawaiian Electric made use of the partnering provisions in the DOH GHG rule to prepare one EmRP for all 11 of the Utilities’ affected facilities. In this plan, the Utilities have committed to a 16% reduction in GHG emissions company-wide. Pursuant to the State’s GHG rule, the DOH will incorporate the proposed facility-specific GHG emission limits into each facility’s covered source permit based on the 2020 levels specified in Hawaiian Electric’s approved EmRP. The GHG rule also requires affected sources to pay an annual fee that is based on tons per year of GHG emissions starting on the effective date of the regulations. The fee for the Utilities is estimated to be approximately $0.5 million annually. The latest assessment of the proposed federal and final state GHG rules is that the continued growth in renewable power generation will significantly reduce the compliance costs and risk for the Utilities.
On September 22, 2009, the EPA issued its “Final Mandatory Reporting of Greenhouse Gases Rule,” which requires sources that emit GHGs above certain threshold levels to monitor and report their GHG emissions. Following these requirements, the Utilities have submitted the required reports for 2010 through 2014 to the EPA. In December 2009, the EPA made the finding that motor vehicle GHG emissions endanger public health or welfare. Since then, the EPA has also issued rules to address GHG emissions from stationary sources, like the Utilities’ EGUs.
As part of President Obama’s Climate Action Plan, the EPA has been directed to adopt GHG emission limits for new and existing EGUs. The EPA issued the final federal rule for GHG emission reductions from existing EGUs, also known as the Clean Power Plan, on August 3, 2015. The final federal GHG rule for existing EGUs sets interim state-wide emissions limits for EGUs operating in the 48 contiguous states that must be met on average from 2022 through 2029; final limits will apply from 2030. The EPA did not issue final guidelines for Alaska, Hawaii, Puerto Rico or Guam because the Best System of Emission Reduction established for the contiguous states is not appropriate for these locations. The EPA has said it will work with the state and territorial governments for Alaska, Hawaii, Puerto Rico and Guam and other stakeholders to gather additional information regarding the emissions reduction measures available in these jurisdictions, particularly with respect to renewable generation. Hawaiian Electric plans to participate in this process. Management’s latest assessment of the Clean Power Plan is that the continued growth of renewable power generation and the expected use of LNG as a transitional fuel by the Utilities in the future will significantly reduce the compliance costs and risk for the Utilities. To date, no timetable has been established by the EPA to develop GHG emission limits for Alaska, Hawaii, Puerto Rico or Guam, and such timing has become more uncertain in light of the decision of the U.S. Supreme Court on February 9, 2016, blocking implementation of the Clean Power Plan while it is being challenged in court.
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

Changes to the ARO liability included in “Other liabilities” on Hawaiian Electric’s balance sheet were as follows:

(in thousands)	2015	2014
Balance, January 1	$29,419	$43,106
Accretion expense	24	890
Liabilities incurred	—	—
Liabilities settled	(2,595)	(14,577)
Revisions in estimated cash flows	—	—
Balance, December 31	$26,848	$29,419
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

($ in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Annual incremental RAM adjusted revenues	$8.1	$1.5	$1.5
Annual change in accrued earnings sharing credits to be refunded	$—	$—	$(0.1)
Annual change in accrued RBA balance as of December 31, 2015 (and associated revenue taxes) to be collected	$(9.2)	$0.1	$(2.2)
Net annual incremental amount to be collected under the tariffs	$(1.1)	$1.5	$(0.8)
Impact on typical residential customer monthly bill (in dollars) *	$(0.09)	$0.88	$(0.13)
Note: Columns may not foot due to rounding
* Based on a 500 kilowatthour (KWH) bill for Hawaiian Electric, Maui Electric, and Hawaii Electric Light. The bill impact for Lanai and Molokai customers is a decrease of $0.11, based on a 400 KWH bill.
As required by the March Order, the Parties filed initial and reply briefs related to the following issues: (1) whether and, if so, how the conventional performance incentive mechanisms proposed in this proceeding should be refined and implemented in this docket; (2) what are the appropriate steps, processes and timing for determining measures to improve the efficiency and effectiveness of the general rate case filing and review process; and (3) what are the appropriate steps, processes and timing to further consider the merits of the proposed changes to the ECAC identified in this proceeding. In identifying the issue on possible changes to the ECAC, the PUC stated that changes to the ECAC should be made with great care to avoid unintended consequences.
In accordance with the March Order, the Utilities and the Consumer Advocate filed on June 15, 2015, their Joint Proposed Modified REIP Framework/Standards and Guidelines regarding the eligibility of projects for cost recovery above the RAM Cap through the REIP surcharge. On the same date, the Utilities filed their proposed standards and guidelines on the eligibility of projects for cost recovery through the RAM above the RAM Cap. On June 30, 2015, the Consumer Advocate filed comments on this proposal, and the County of Hawaii filed comments on both the REIP and the RAM above the RAM Cap proposals. On October 26, 2015, Hawaiian Electric filed an application to recover the revenue requirements associated with 2015 net plant additions in the amount of $40.3 million and other associated costs for its Underground Cable Program and the 138kV Transmission and 46kV Sub-Transmission Structures Major Baseline Projects through the RAM above the 2015 RAM Cap. On October 30, 2015, Maui Electric filed an application to recover the revenue requirements associated with 2015 net plant additions in the amount of $4.3 million and other associated costs for its transmission and distribution and generation plant reliability Major Baseline Project through the RAM above the 2015 RAM Cap. In November 2015, the Consumer Advocate filed preliminary statements of position (PSOPs) on these two applications, recommending that the PUC reject the applications. In December 2015, the Utilities filed responses to the Consumer Advocate’s PSOPs, pointing out that the PUC had already authorized the filing of such applications for recovery of capital costs above the RAM Cap and requesting that the PUC proceed with review of the applications.
Potential impact of lava flows. In June 2014, lava from the Kilauea Volcano on the island of Hawaii began flowing toward the town of Pahoa. Hawaii Electric Light monitored utility property and equipment near the affected areas and protected that property and equipment to the extent possible (e.g., building barriers around poles). In March 2015 Hawaii Electric Light filed an application with the PUC requesting approval to defer costs incurred to monitor, prepare for, respond to, and take other actions necessary in connection with the June 2014 Kilauea lava flow such that Hawaii Electric Light can request PUC approval to recover those costs in a future rate case. The Consumer Advocate objected to the request. A PUC decision is pending.
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
Policy Statement and Order Regarding Demand Response Programs. The PUC provided guidance concerning the objectives and goals for demand response programs, and ordered the Utilities to develop an integrated Demand Response Portfolio Plan that will enhance system operations and reduce costs to customers. The Utilities’ Plan was filed in July 2014. Subsequently, the Utilities submitted status updates and an update and supplemental report to the Plan. On July 28, 2015, the PUC issued an order appointing a special advisor to guide, monitor and review the Utility’s Plan design and implementation. On December 30, 2015, the Utilities filed applications with the PUC (1) for approval of their proposed DR Portfolio Tariff Structure, Reporting Schedule and Cost Recovery of Program Costs through the Demand-Side Management (DSM) Surcharge, and (2) for approval to defer and recover certain computer software and software development costs for a Demand Response Management System (DRMS) through the Renewable Energy Infrastructure Program (REIP) Surcharge.
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
PSIPs for Hawaiian Electric, Maui Electric and Hawaii Electric Light were filed in August 2014. The PSIPs each include a tactical plan to transform how electric utility services will be offered to meet customer needs and produce higher levels of renewable energy. Each plan contains a diversified mix of technologies, including significant distributed and utility‑scale renewable resources, that is expected to result, on a consolidated basis, in over 65% of the Utilities’ energy being produced from renewable resources by 2030. Under these plans, the Utilities will support sustainable growth of rooftop solar, expand use of energy storage systems, empower customers by developing smart grids, offer new products and services to customers (e.g., community solar, microgrids and voluntary “demand response” programs), switch from high-priced oil to lower cost liquefied natural gas, retire higher-cost, less efficient existing oil-based steam generators and lower full service residential customer bills in real dollars.
In November 2015, the PUC issued an order in the proceeding to review the PSIPs filed. The order provided observations and concerns on the PSIPs submitted. In November 2015, as required by the order, the Utilities submitted a Proposed Revision Plan, which included a schedule and a work plan to supplement, amend and update the PSIPs in order to address the PUC’s observations and concerns, including an Interim PSIP Update filing in February 2016 and updated PSIPs by April 1, 2016. The parties and participants filed comments on the Utilities Proposed Revision Plan in January 2016. The PUC is expected to provide further guidance regarding the substance and course of the proceeding.
In February 2016, the Utilities filed their PSIP Update Interim Status Report with the PUC, which discusses the status of the Utilities’ ongoing planning and analysis for a diverse mix of energy resources to meet the state’s 100% RPS goal by 2045. The report precedes more fully updated PSIPs to be filed by April 1, 2016.
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
On October 12, 2015, the PUC issued a D&O establishing DER reforms that: (1) promote rapid adoption of the next generation of solar PV and other distributed energy technologies; (2) encourage more competitive pricing of distributed energy resource systems; (3) lower overall energy supply costs for all customers; and (4) help to manage DER in terms of each island’s limited grid capacity.
The D&O approved a customer self-supply tariff and a customer grid supply tariff to govern customer generators connected to the Utilities’ systems. These tariffs replace the Net Energy Metering (NEM) program.
The D&O ordered the Utilities, among other things, (a) to collaborate with inverter manufacturers to develop a test plan by December 15, 2015 for the highest priority advanced inverter functions that are not UL certified and (b) to complete the circuit-level hosting capacity analysis for all islands in the Utilities’ service territories by December 10, 2015. The DER Phase 2 of this docket began in November 2015 and focused on further developing competitive markets for distributed energy resources, including storage.
On October 21, 2015, The Alliance for Solar Choice, LLC (TASC) filed a complaint in Hawaii state court seeking an order enjoining the PUC from implementing the D&O and declaring that the D&O be reversed, modified, and/or remanded to the PUC for further proceedings. On January 19, 2016, the Circuit Court entered a final judgment against TASC on all of its claims. TASC has filed a notice of appeal from the final judgment. TASC also filed a second appeal of the D&O directly with the Intermediate Court of Appeals. The Utilities have moved to dismiss this appeal, and the motion is currently pending before the Court.

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

Consolidating statement of income
Year ended December 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$1,644,181	345,549	345,517	—	(81)	[1]	$2,335,166
Expenses
Fuel oil	458,069	71,851	124,680	—	—		654,600
Purchased power	440,983	97,503	55,610	—	—		594,096
Other operation and maintenance	284,583	63,098	65,408	—	—		413,089
Depreciation	117,682	37,250	22,448	—	—		177,380
Taxes, other than income taxes	156,871	32,312	32,702	—	—		221,885
Total expenses	1,458,188	302,014	300,848	—	—		2,061,050
Operating income	185,993	43,535	44,669	—	(81)		274,116
Allowance for equity funds used during construction	5,641	604	683	—	—		6,928
Equity in earnings of subsidiaries	42,920	—	—	—	(42,920)	[2]	—
Interest expense and other charges, net	(45,899)	(10,773)	(9,779)	—	81	[1]	(66,370)
Allowance for borrowed funds used during construction	1,967	215	275	—	—		2,457
Income before income taxes	190,622	33,581	35,848	—	(42,920)		217,131
Income taxes	53,828	12,292	13,302	—	—		79,422
Net income	136,794	21,289	22,546	—	(42,920)		137,709
Preferred stock dividends of subsidiaries	—	534	381	—	—		915
Net income attributable to Hawaiian Electric	136,794	20,755	22,165	—	(42,920)		136,794
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—	—		1,080
Net income for common stock	$135,714	20,755	22,165	—	(42,920)		$135,714

Consolidating statement of comprehensive income
Year ended December 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$135,714	20,755	22,165	—	(42,920)		$135,714
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net gains (losses) arising during the period, net of tax benefits	5,638	(2,710)	(1,352)	—	4,062	[1]	5,638
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	20,381	2,728	2,503	—	(5,231)	[1]	20,381
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(25,139)	104	(1,107)	—	1,003	[1]	(25,139)
Other comprehensive income, net of tax benefits	880	122	44	—	(166)		880
Comprehensive income attributable to common shareholder	$136,594	20,877	22,209	—	(43,086)		$136,594

Consolidating statement of income
Year ended December 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$2,142,245	422,200	422,965	—	(87)	[1]	$2,987,323
Expenses
Fuel oil	821,246	117,215	193,224	—	—		1,131,685
Purchased power	537,821	123,226	60,961	—	—		722,008
Other operation and maintenance	283,532	65,471	61,609	—	—		410,612
Depreciation	109,204	35,904	21,279	—	—		166,387
Taxes, other than income taxes	201,426	39,521	39,916	—	—		280,863
Impairment of utility assets	—	—	—	—	—		—
Total expenses	1,953,229	381,337	376,989	—	—		2,711,555
Operating income	189,016	40,863	45,976	—	(87)		275,768
Allowance for equity funds used during construction	6,085	472	214	—	—		6,771
Equity in earnings of subsidiaries	40,964	—	—	—	(40,964)	[2]	—
Interest expense and other charges, net	(44,041)	(11,030)	(9,773)		87	[1]	(64,757)
Allowance for borrowed funds used during construction	2,306	182	91	—	—		2,579
Income before income taxes	194,330	30,487	36,508	—	(40,964)		220,361
Income taxes	55,609	11,264	13,852	—	—		80,725
Net income	138,721	19,223	22,656	—	(40,964)		139,636
Preferred stock dividends of subsidiaries	—	534	381	—	—		915
Net income attributable to Hawaiian Electric	138,721	18,689	22,275	—	(40,964)		138,721
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—	—		1,080
Net income for common stock	$137,641	18,689	22,275	—	(40,964)		$137,641

Consolidating statement of comprehensive income (loss)
Year ended December 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$137,641	18,689	22,275	—	(40,964)		$137,641
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net gains arising during the period, net of taxes	(218,608)	(28,725)	(29,352)	—	58,077	[1]	(218,608)
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	10,212	1,270	1,090	—	(2,360)	[1]	10,212
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of tax benefits	207,833	27,437	28,257	—	(55,694)	[1]	207,833
Other comprehensive loss, net of tax benefits	(563)	(18)	(5)	—	23		(563)
Comprehensive income attributable to common shareholder	$137,078	18,671	22,270	—	(40,941)		$137,078

Consolidating statement of income
Year ended December 31, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$2,124,174	431,517	424,603	—	(122)	[1]	$2,980,172
Expenses
Fuel oil	851,365	125,516	208,671	—	—		1,185,552
Purchased power	527,839	128,368	54,474	—	—		710,681
Other operation and maintenance	283,768	61,418	58,081	3	—		403,270
Depreciation	99,738	34,188	20,099	—	—		154,025
Taxes, other than income taxes	200,962	40,092	40,077	—	—		281,131
Impairment of utility assets	—	—	—	—	—		—
Total expenses	1,963,672	389,582	381,402	3	—		2,734,659
Operating income (loss)	160,502	41,935	43,201	(3)	(122)		245,513
Allowance for equity funds used during construction	4,495	643	423	—	—		5,561
Equity in earnings of subsidiaries	41,410	—	—	—	(41,410)	[2]	—
Interest expense and other charges, net	(39,107)	(11,341)	(8,953)	—	122	[1]	(59,279)
Allowance for borrowed funds used during construction	1,814	263	169	—	—		2,246
Income (loss) before income taxes	169,114	31,500	34,840	(3)	(41,410)		194,041
Income taxes	45,105	10,830	13,182	—	—		69,117
Net income (loss)	124,009	20,670	21,658	(3)	(41,410)		124,924
Preferred stock dividends of subsidiaries	—	534	381	—	—		915
Net income (loss) attributable to Hawaiian Electric	124,009	20,136	21,277	(3)	(41,410)		124,009
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—	—		1,080
Net income (loss) for common stock	$122,929	20,136	21,277	(3)	(41,410)		$122,929
Consolidating statement of comprehensive income (loss)
Year ended December 31, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Net income (loss) for common stock	$122,929	20,136	21,277	(3)	(41,410)		$122,929
Other comprehensive income, net of taxes:
Retirement benefit plans:
Net losses arising during the period, net of tax benefits	203,479	30,542	27,820	—	(58,362)	[1]	203,479
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	20,694	2,880	2,557	—	(5,437)	[1]	20,694
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of tax benefits	(222,595)	(33,277)	(30,254)	—	63,531	[1]	(222,595)
Other comprehensive income, net of taxes	1,578	145	123	—	(268)		1,578
Comprehensive income (loss) attributable to common shareholder	$124,507	20,281	21,400	(3)	(41,678)		$124,507

Consolidating balance sheet
December 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,557	6,219	3,016	—	—		$52,792
Plant and equipment	4,026,079	1,212,195	1,077,424	—	—		6,315,698
Less accumulated depreciation	(1,316,467)	(486,028)	(463,509)	—	—		(2,266,004)
Construction in progress	147,979	11,455	15,875	—	—		175,309
Utility property, plant and equipment, net	2,901,148	743,841	632,806	—	—		4,277,795
Nonutility property, plant and equipment, less accumulated depreciation	5,659	82	1,531	—	—		7,272
Total property, plant and equipment, net	2,906,807	743,923	634,337	—	—		4,285,067
Investment in wholly-owned subsidiaries, at equity	556,528	—	—	—	(556,528)	[2]	0
Current assets
Cash and equivalents	16,281	2,682	5,385	101	—		24,449
Advances to affiliates	—	15,500	7,500	—	(23,000)	[1]	—
Customer accounts receivable, net	93,515	20,508	18,755	—	—		132,778
Accrued unbilled revenues, net	60,080	12,531	11,898	—	—		84,509
Other accounts receivable, net	16,421	1,275	1,674	—	(8,962)	[1]	10,408
Fuel oil stock, at average cost	49,455	8,310	13,451	—	—		71,216
Materials and supplies, at average cost	30,921	6,865	16,643	—	—		54,429
Prepayments and other	25,505	9,091	2,295	—	(251)	[3]	36,640
Regulatory assets	63,615	4,501	4,115	—	—		72,231
Total current assets	355,793	81,263	81,716	101	(32,213)		486,660
Other long-term assets
Regulatory assets	608,957	114,562	100,981	—	—		824,500
Unamortized debt expense	5,742	1,494	1,105	—	—		8,341
Other	47,731	14,693	13,062	—	—		75,486
Total other long-term assets	662,430	130,749	115,148	—	—		908,327
Total assets	$4,481,558	955,935	831,201	101	(588,741)		$5,680,054
Capitalization and liabilities
Capitalization
Common stock equity	$1,728,325	292,702	263,725	101	(556,528)	[2]	$1,728,325
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—		34,293
Long-term debt, net	880,546	215,000	191,000	—	—		1,286,546
Total capitalization	2,631,164	514,702	459,725	101	(556,528)		3,049,164
Current liabilities
Short-term borrowings-affiliate	23,000	—	—	—	(23,000)	[1]	—
Accounts payable	84,631	17,702	12,513	—	—		114,846
Interest and preferred dividends payable	15,747	4,255	3,113	—	(4)	[1]	23,111
Taxes accrued	131,668	30,342	29,325	—	(251)	[3]	191,084
Regulatory liabilities	—	1,030	1,174	—	—		2,204
Other	41,083	8,760	13,194	—	(8,958)	[1]	54,079
Total current liabilities	296,129	62,089	59,319	—	(32,213)		385,324
Deferred credits and other liabilities
Deferred income taxes	466,133	100,681	87,706	—	286	[1]	654,806
Regulatory liabilities	254,033	84,623	30,683	—	—		369,339
Unamortized tax credits	54,078	15,406	14,730	—	—		84,214
Defined benefit pension and other postretirement benefit plans liability	409,021	69,893	74,060	—	—		552,974
Other	51,273	13,243	13,916	—	(286)	[1]	78,146
Total deferred credits and other liabilities	1,234,538	283,846	221,095	—	—		1,739,479
Contributions in aid of construction	319,727	95,298	91,062	—	—		506,087
Total capitalization and liabilities	$4,481,558	955,935	831,201	101	(588,741)		$5,680,054

Consolidating balance sheet
December 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,819	5,464	3,016	—	—		$52,299
Plant and equipment	3,782,438	1,179,032	1,048,012	—	—		6,009,482
Less accumulated depreciation	(1,253,866)	(473,933)	(447,711)	—	—		(2,175,510)
Construction in progress	134,376	12,421	11,819	—	—		158,616
Utility property, plant and equipment, net	2,706,767	722,984	615,136	—	—		4,044,887
Nonutility property, plant and equipment, less accumulated depreciation	4,950	82	1,531	—	—		6,563
Total property, plant and equipment, net	2,711,717	723,066	616,667	—	—		4,051,450
Investment in wholly-owned subsidiaries, at equity	538,639	—	—	—	(538,639)	[2]	—
Current assets
Cash and equivalents	12,416	612	633	101	—		13,762
Advances to affiliates	16,100	—	—	—	(16,100)	[1]	—
Customer accounts receivable, net	111,462	24,222	22,800	—	—		158,484
Accrued unbilled revenues, net	103,072	15,926	18,376	—	—		137,374
Other accounts receivable, net	9,980	981	2,246	—	(8,924)	[1]	4,283
Fuel oil stock, at average cost	74,515	13,800	17,731	—	—		106,046
Materials and supplies, at average cost	33,154	6,664	17,432	—	—		57,250
Prepayments and other	20,231	10,137	3,575	—	(475)	[1], [3]	33,468
Regulatory assets	58,550	6,745	6,126	—	—		71,421
Total current assets	439,480	79,087	88,919	101	(25,499)		582,088
Other long-term assets
Regulatory assets	623,784	107,454	102,788	—	(183)	[1]	833,843
Unamortized debt expense	5,640	1,438	1,245	—	—		8,323
Other	53,106	15,366	13,366	—	—		81,838
Total other long-term assets	682,530	124,258	117,399	—	(183)		924,004
Total assets	$4,372,366	926,411	822,985	101	(564,321)		$5,557,542
Capitalization and liabilities
Capitalization
Common stock equity	$1,682,144	281,846	256,692	101	(538,639)	[2]	$1,682,144
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—		34,293
Long-term debt, net	830,546	190,000	186,000	—	—		1,206,546
Total capitalization	2,534,983	478,846	447,692	101	(538,639)		2,922,983
Current liabilities
Short-term borrowings-affiliate	—	10,500	5,600	—	(16,100)	[1]	—
Accounts payable	122,433	23,728	17,773	—	—		163,934
Interest and preferred dividends payable	15,407	3,989	2,931	—	(11)	[1]	22,316
Taxes accrued	176,339	37,548	36,807	—	(292)	[3]	250,402
Regulatory liabilities	191	—	441	—	—		632
Other	45,369	9,587	15,804	—	(9,096)	[1]	61,664
Total current liabilities	359,739	85,352	79,356	—	(25,499)		498,948
Deferred credits and other liabilities
Deferred income taxes	407,979	91,924	73,536	—	—		573,439
Regulatory liabilities	236,727	77,707	29,966	—	(183)	[1]	344,217
Unamortized tax credits	49,865	14,902	14,725	—	—		79,492
Defined benefit pension and other postretirement benefit plans liability	446,888	72,547	75,960	—	—		595,395
Other	52,446	10,658	13,532	—	—		76,636
Total deferred credits and other liabilities	1,193,905	267,738	207,719	—	(183)		1,669,179
Contributions in aid of construction	283,739	94,475	88,218	—	—		466,432
Total capitalization and liabilities	$4,372,366	926,411	822,985	101	(564,321)		$5,557,542

Consolidating statements of changes in common stock equity

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2012	$1,472,136	268,908	228,927	104	(497,939)	$1,472,136
Net income (loss) for common stock	122,929	20,136	21,277	(3)	(41,410)	122,929
Other comprehensive income, net of tax benefits	1,578	145	123	—	(268)	1,578
Issuance of common stock, net of expenses	78,499	—	12,461	—	(12,461)	78,499
Common stock dividends	(81,578)	(14,387)	(14,017)	—	28,404	(81,578)
Balance, December 31, 2013	$1,593,564	274,802	248,771	101	(523,674)	$1,593,564
Net income for common stock	137,641	18,689	22,275	—	(40,964)	137,641
Other comprehensive loss, net of taxes	(563)	(18)	(5)	—	23	(563)
Issuance of common stock, net of expenses	39,994	—	—	—	—	39,994
Common stock dividends	(88,492)	(11,627)	(14,349)	—	25,976	(88,492)
Balance, December 31, 2014	$1,682,144	281,846	256,692	101	(538,639)	$1,682,144
Net income for common stock	135,714	20,755	22,165	—	(42,920)	135,714
Other comprehensive income, net of tax benefits	880	122	44	—	(166)	880
Common stock issuance expenses	(8)	—	(1)	—	1	(8)
Common stock dividends	(90,405)	(10,021)	(15,175)	—	25,196	(90,405)
Balance, December 31, 2015	$1,728,325	292,702	263,725	101	(556,528)	$1,728,325

Consolidating statement of cash flows
Year ended December 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$136,794	21,289	22,546	—	(42,920)	[2]	$137,709
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings	(43,020)	—	—	—	42,920	[2]	(100)
Common stock dividends received from subsidiaries	25,296	—	—	—	(25,196)	[2]	100
Depreciation of property, plant and equipment	117,682	37,250	22,448	—	—		177,380
Other amortization	4,678	2,124	2,137	—	—		8,939
Impairment of utility assets	4,573	724	724	—	—		6,021
Other	4,403	(2,476)	(255)	—	—		1,672
Increase in deferred income taxes	53,338	8,295	13,707	—	286	[1]	75,626
Change in tax credits, net	4,284	527	33	—	—		4,844
Allowance for equity funds used during construction	(5,641)	(604)	(683)	—	—		(6,928)
Changes in assets and liabilities:
Decrease in accounts receivable	15,652	3,420	4,617	—	38	[1]	23,727
Decrease in accrued unbilled revenues	29,733	4,593	5,767	—	—		40,093
Decrease in fuel oil stock	25,060	5,490	4,280	—	—		34,830
Decrease (increase) in materials and supplies	2,233	(201)	789	—	—		2,821
Decrease (increase) in regulatory assets	(20,356)	(3,930)	104	—	—		(24,182)
Decrease in accounts payable	(42,751)	(6,425)	(5,379)	—	—		(54,555)
Change in prepaid and accrued income taxes and revenue taxes	(50,382)	(6,166)	(6,548)	—	—		(63,096)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	870	(161)	416	—	—		1,125
Change in other assets and liabilities	(24,197)	(3,545)	(4,554)	—	(324)	[1]	(32,620)
Net cash provided by operating activities	238,249	60,204	60,149	—	(25,196)		333,406
Cash flows from investing activities
Capital expenditures	(267,621)	(48,645)	(33,895)	—	—		(350,161)
Contributions in aid of construction	35,955	2,160	2,124	—	—		40,239
Advances from affiliates	16,100	(15,500)	(7,500)	—	6,900	[1]	—
Other	924	132	84	—	—		1,140
Net cash used in investing activities	(214,642)	(61,853)	(39,187)	—	6,900		(308,782)
Cash flows from financing activities
Common stock dividends	(90,405)	(10,021)	(15,175)	—	25,196	[2]	(90,405)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from issuance of long-term debt	50,000	25,000	5,000	—	—		80,000
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	23,000	(10,500)	(5,600)	—	(6,900)	[2]	—
Other	(1,257)	(226)	(54)	—	—		(1,537)
Net cash (used in) provided by financing activities	(19,742)	3,719	(16,210)	—	18,296		(13,937)
Net increase in cash and cash equivalents	3,865	2,070	4,752	—	—		10,687
Cash and cash equivalents, January 1	12,416	612	633	101	—		13,762
Cash and cash equivalents, December 31	$16,281	2,682	5,385	101	—		$24,449

Consolidating statement of cash flows
Year ended December 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$138,721	19,223	22,656	—	(40,964)	[2]	$139,636
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings	(41,064)	—	—	—	40,964	[2]	(100)
Common stock dividends received from subsidiaries	26,076	—	—	—	(25,976)	[2]	100
Depreciation of property, plant and equipment	109,204	35,904	21,279	—	—		166,387
Other amortization	4,535	2,926	2,436	—	—		9,897
Impairment of utility assets	1,866	—	—	—	—		1,866
Other	758	—	—	—	—		758
Increase in deferred income taxes	56,901	12,083	13,963	—	—		82,947
Change in tax credits, net	4,998	680	384	—	—		6,062
Allowance for equity funds used during construction	(6,085)	(472)	(214)	—	—		(6,771)
Change in cash overdraft	—	—	(1,038)	—	—		(1,038)
Changes in assets and liabilities:
Decrease in accounts receivable	16,213	7,150	3,483	—	(103)	[1]	26,743
Decrease in accrued unbilled revenues	4,680	1,174	896	—	—		6,750
Decrease in fuel oil stock	25,098	378	2,565	—	—		28,041
Decrease (increase) in materials and supplies	2,357	219	(2,648)	—	—		(72)
Decrease (increase) in regulatory assets	(14,620)	(3,357)	977	—	—		(17,000)
Decrease in accounts payable	(56,044)	(6,645)	(2,838)	—	—		(65,527)
Change in prepaid and accrued income taxes and revenue taxes	(4,166)	(3,251)	3,381	—	—		(4,036)
Decrease in defined benefit pension and other postretirement benefit plans liability	(562)	—	(399)	—	—		(961)
Change in other assets and liabilities	(50,180)	(12,907)	(3,703)	—	103	[1]	(66,687)
Net cash provided by operating activities	218,686	53,105	61,180	—	(25,976)		306,995
Cash flows from investing activities
Capital expenditures	(237,970)	(49,895)	(48,814)	—	—		(336,679)
Contributions in aid of construction	30,021	7,695	4,090	—	—		41,806
Advances from affiliates	(9,261)	1,000	—	—	8,261	[1]	—
Other	604	492	68	—	—		1,164
Investment in consolidated subsidiary	—	—	—	—	—		—
Net cash used in investing activities	(216,606)	(40,708)	(44,656)	—	8,261		(293,709)
Cash flows from financing activities
Common stock dividends	(88,492)	(11,627)	(14,349)	—	25,976	[2]	(88,492)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from the issuance of common stock	40,000	—	—	—	—		40,000
Repayment of long-term debt	—	(11,400)	—	—	—		(11,400)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(1,000)	10,500	(1,239)	—	(8,261)	[1]	—
Other	(337)	(50)	(75)	—	—		(462)
Net cash used in financing activities	(50,909)	(13,111)	(16,044)	—	17,715		(62,349)
Net increase (decrease) in cash and cash equivalents	(48,829)	(714)	480	—	—		(49,063)
Cash and cash equivalents, January 1	61,245	1,326	153	101	—		62,825
Cash and cash equivalents, December 31	$12,416	612	633	101	—		$13,762

Consolidating statement of cash flows
Year ended December 31, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income (loss)	$124,009	20,670	21,658	(3)	(41,410)	[2]	$124,924
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Equity in earnings	(41,510)	—	—	—	41,410	[2]	(100)
Common stock dividends received from subsidiaries	28,505	—	—	—	(28,405)	[2]	100
Depreciation of property, plant and equipment	99,738	34,188	20,099	—	—		154,025
Other amortization	2,549	2,360	2,825	—	—		7,734
Increase in deferred income taxes	41,409	10,569	12,529	—	—		64,507
Change in tax credits, net	5,152	818	1,047	—	—		7,017
Allowance for equity funds used during construction	(4,495)	(643)	(423)	—	—		(5,561)
Change in cash overdraft	—	—	1,038	—	—		1,038
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	49,974	(1,459)	1,178	—	(248)	[1]	49,445
Decrease (increase) in accrued unbilled revenues	(7,152)	(2,707)	33	—	—		(9,826)
Decrease in fuel oil stock	23,563	1,307	2,462	—	—		27,332
Increase in materials and supplies	(5,598)	(1,547)	(814)	—	—		(7,959)
Increase in regulatory assets	(46,047)	(9,237)	(10,177)	—	—		(65,461)
Increase (decrease) in accounts payable	18,527	1,525	(5,321)	—	—		14,731
Change in prepaid and accrued income taxes and revenue taxes	4,632	(4,114)	(2,546)	—	—		(2,028)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	2,325	(1)	(84)	—	—		2,240
Change in other assets and liabilities	(20,613)	(6,894)	(8,034)	—	248	[1]	(35,293)
Net cash provided by (used in) operating activities	274,968	44,835	35,470	(3)	(28,405)		326,865
Cash flows from investing activities
Capital expenditures	(262,562)	(58,416)	(57,066)	—	—		(378,044)
Contributions in aid of construction	21,686	7,590	2,884	—	—		32,160
Advances from affiliates	2,561	17,050	—	—	(19,611)	[1]	—
Other	677	21	209	—	—		907
Investment in consolidated subsidiary	(12,461)	—	—	—	12,461	[2]	—
Net cash used in investing activities	(250,099)	(33,755)	(53,973)	—	(7,150)		(344,977)
Cash flows from financing activities
Common stock dividends	(81,578)	(14,388)	(14,017)	—	28,405	[2]	(81,578)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from the issuance of common stock	78,500	—	12,461	—	(12,461)	[2]	78,500
Proceeds from the issuance of long-term debt	140,000	56,000	40,000	—	—		236,000
Repayment of long-term debt	(90,000)	(56,000)	(20,000)	—	—		(166,000)
Net decrease in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(17,050)	—	(2,561)	—	19,611	[1]	—
Other	(681)	(273)	(195)	—	—		(1,149)
Net cash provided by (used in) financing activities	28,111	(15,195)	15,307	—	35,555		63,778
Net increase (decrease) in cash and cash equivalents	52,980	(4,115)	(3,196)	(3)	—		45,666
Cash and cash equivalents, January 1	8,265	5,441	3,349	104	—		17,159
Cash and cash equivalents, December 31	61,245	1,326	153	101	—		62,825

Explanation of consolidating adjustments on consolidating schedules:

[1]	Eliminations of intercompany receivables and payables and other intercompany transactions.

[2]	Elimination of investment in subsidiaries, carried at equity.

[3]	Reclassification of accrued income taxes for financial statement presentation.

5 · Bank segment (HEI only)
Selected financial information
American Savings Bank, F.S.B.
Statements of Income Data

Years ended December 31	2015	2014	2013
(in thousands)
Interest and dividend income
Interest and fees on loans	$184,782	$179,341	$172,969
Interest and dividends on investment securities	15,120	11,945	13,095
Total interest and dividend income	199,902	191,286	186,064
Interest expense
Interest on deposit liabilities	5,348	5,077	5,092
Interest on other borrowings	5,978	5,731	4,985
Total interest expense	11,326	10,808	10,077
Net interest income	188,576	180,478	175,987
Provision for loan losses	6,275	6,126	1,507
Net interest income after provision for loan losses	182,301	174,352	174,480
Noninterest income
Fees from other financial services	22,211	21,747	27,099
Fee income on deposit liabilities	22,368	19,249	18,363
Fee income on other financial products	8,094	8,131	8,405
Bank-owned life insurance	4,078	3,949	3,928
Mortgage banking income	6,330	2,913	8,309
Gains on sale of investment securities	—	2,847	1,226
Other income, net	4,750	2,375	4,753
Total noninterest income	67,831	61,211	72,083
Noninterest expense
Compensation and employee benefits	90,518	79,885	82,910
Occupancy	16,365	17,197	16,747
Data processing	12,103	11,690	10,952
Services	10,204	10,269	9,015
Equipment	6,577	6,564	7,295
Office supplies, printing and postage	5,749	6,089	4,233
Marketing	3,463	3,999	3,373
FDIC insurance	3,274	3,261	3,253
Other expense	18,067	17,314	19,637
Total noninterest expense	166,320	156,268	157,415
Income before income taxes	83,812	79,295	89,148
Income taxes	29,082	27,994	31,421
Net income	$54,730	$51,301	$57,727

Statements of Comprehensive Income

Years ended December 31	2015	2014	2013
(in thousands)
Net income	$54,730	$51,301	$57,727
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for sale investment securities:
Net unrealized gains (losses) on available-for sale investment securities arising during the period, net of (taxes) benefits of $1,541, ($3,856),and $9,037 for 2015, 2014 and 2013, respectively	(2,334)	5,840	(13,686)
Less: reclassification adjustment for net realized gains included in net income, net of taxes of nil, $1,132 and $488 for 2015, 2014 and 2013, respectively	—	(1,715)	(738)
Retirement benefit plans:
Net gains (losses) arising during the period, net of (taxes) benefits of ($59), $6,164 and ($10,450) for 2015, 2014 and 2013, respectively	90	(9,336)	15,826
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $1,011, $561 and $1,187 for 2015, 2014 and 2013, respectively	1,531	850	1,797
Other comprehensive income (loss), net of taxes	(713)	(4,361)	3,199
Comprehensive income	$54,017	$46,940	$60,926
Balance Sheets Data

December 31		2015		2014
(in thousands)
Assets
Cash and due from banks		$127,201		$107,233
Interest-bearing deposits		93,680		54,230
Available-for-sale investment securities, at fair value		820,648		550,394
Stock in Federal Home Loan Bank, at cost		10,678		69,302
Loans receivable held for investment		4,615,819		4,434,651
Allowance for loan losses		(50,038)		(45,618)
Net loans		4,565,781		4,389,033
Loans held for sale, at lower of cost or fair value		4,631		8,424
Other		309,946		305,416
Goodwill		82,190		82,190
Total assets		$6,014,755		$5,566,222
Liabilities and shareholder’s equity
Deposit liabilities–noninterest-bearing		$1,520,374		$1,342,794
Deposit liabilities–interest-bearing		3,504,880		3,280,621
Other borrowings		328,582		290,656
Other		101,029		118,363
Total liabilities		5,454,865		5,032,434
Commitments and contingencies
Common stock		1		1
Additional paid in capital		340,496		338,411
Retained earnings		236,664		211,934
Accumulated other comprehensive loss, net of tax benefits
Net unrealized gains (losses) on securities	$(1,872)		$462
Retirement benefit plans	(15,399)	(17,271)	(17,020)	(16,558)
Total shareholder’s equity		559,890		533,788
Total liabilities and shareholder’s equity		$6,014,755		$5,566,222

December 31	2015	2014
(in thousands)
Other assets
Bank-owned life insurance	$138,139	$134,115
Premises and equipment, net	88,077	92,407
Prepaid expenses	3,550	3,196
Accrued interest receivable	15,192	13,632
Mortgage-servicing rights	8,884	11,540
Low-income housing equity investments	37,793	33,438
Real estate acquired in settlement of loans, net	1,030	891
Other	17,281	16,197
	$309,946	$305,416
Other liabilities
Accrued expenses	$30,705	$37,880
Federal and state income taxes payable	13,448	28,642
Cashier’s checks	21,768	20,509
Advance payments by borrowers	10,311	9,652
Other	24,797	21,680
	$101,029	$118,363
Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Available-for-sale investment securities. The major components of investment securities were as follows:

					Gross unrealized losses
		Gross	Gross	Estimated	Less than 12 months			12 months or longer
(dollars in thousands)	Amortized cost	unrealized gains	unrealized losses	fair value	Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
December 31, 2015
Available-for-sale
U.S. Treasury and federal agency obligations	$213,234	$1,025	$(1,300)	$212,959	13	$83,053	$(866)	3	$17,378	$(434)
Mortgage-related securities- FNMA, FHLMC and GNMA	610,522	3,564	(6,397)	607,689	38	305,785	(2,866)	25	125,817	(3,531)
	$823,756	$4,589	$(7,697)	$820,648	51	$388,838	$(3,732)	28	$143,195	$(3,965)
December 31, 2014
Available-for-sale
U.S. Treasury and federal agency obligations	$119,507	$1,092	$(1,039)	$119,560	6	$41,970	$(361)	5	$29,168	$(678)
Mortgage-related securities- FNMA, FHLMC and GNMA	430,120	5,653	(4,939)	430,834	6	47,029	(164)	29	172,623	(4,775)
	$549,627	$6,745	$(5,978)	$550,394	12	$88,999	$(525)	34	$201,791	$(5,453)
ASB does not believe that the investment securities that were in an unrealized loss position as of December 31, 2015, represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to rising interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities. The contractual cash flows of the investment securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB did not recognize OTTI for 2015, 2014 and 2013.
U.S. Treasury and federal agency obligations have contractual terms to maturity. Mortgage-related securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

The contractual maturities of available-for-sale investment securities were as follows:

	Amortized	Fair
December 31, 2015	Cost	value
(in thousands)
Due in one year or less	$—	$—
Due after one year through five years	86,379	86,935
Due after five years through ten years	71,972	71,812
Due after ten years	54,883	54,212
	213,234	212,959
Mortgage-related securities-FNMA,FHLMC and GNMA	610,522	607,689
Total available-for-sale securities	$823,756	$820,648
The proceeds, gross gains and losses from sales of available-for-sale investment securities were as follows:

Years ended December 31	2015	2014	2013
(in millions)
Proceeds	$—	$79.6	$71.4
Gross gains	—	2.8	1
Gross losses	—	—	—
Interest income from taxable and non-taxable investment securities were as follows:

Years ended December 31	2015	2014	2013
(in thousands)
Taxable	$15,120	$11,666	$11,474
Non-taxable	—	279	1,621
	$15,120	$11,945	$13,095
ASB pledged securities with a market value of approximately $100.5 million and $88.6 million as of December 31, 2015 and 2014, respectively, as collateral for public funds deposits, automated clearinghouse transactions with Bank of Hawaii, to-be-announced mortgage-backed securities settlements with JP Morgan, and deposits in ASB’s bankruptcy account with the Federal Reserve Bank of San Francisco. As of December 31, 2015 and 2014, securities with a carrying value of $260.5 million and $230.2 million, respectively, were pledged as collateral for securities sold under agreements to repurchase.
Stock in FHLB.  As of December 31, 2015 and 2014, ASB’s stock in FHLB was carried at cost ($10.7 million and $69.3 million, respectively) because it can only be redeemed at par and it is a required investment based on measurements of ASB’s capital, assets and borrowing levels. In May 2015, the FHLB of Seattle and FHLB of Des Moines completed the merger of the two banks and began operating as the FHLB of Des Moines on June 1, 2015. At December 31, 2014, the Company had $55 million of FHLB stock in excess of the required investment. With the merger, all of the Company's excess FHLB stock was repurchased. The FHLB repurchased a total of $58.6 million and $23.2 million of FHLB stock from ASB in 2015 and 2014, respectively. There was no other significant impact on ASB as a result of the merger.
Periodically and as conditions warrant, ASB reviews its investment in the stock of the FHLB for impairment. ASB evaluated its investment in FHLB stock for OTTI as of December 31, 2015, consistent with its accounting policy. ASB did not recognize an OTTI loss for 2015 based on its evaluation of the underlying investment, including:

•	the net income and growth in retained earnings recorded by the FHLB in the first nine months of 2015;

•	compliance by the FHLB with all of its regulatory capital requirements and being classified “adequately capitalized” by the Federal Housing Finance Agency (Finance Agency);

•	being authorized by the Finance Agency to repurchase excess stock;

•	the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB;

•	the liquidity position of the FHLB; and

•	ASB’s intent and assessment of whether it will more likely than not be required to sell the FHLB stock before recovery of its par value.

Future deterioration in the FHLB's financial position and/or negative developments in any of the factors considered in ASB's impairment evaluation above may result in future impairment losses.
Loans receivable.
The components of loans receivable were summarized as follows:

December 31	2015	2014
(in thousands)
Real estate:
Residential 1-4 family	$2,069,665	$2,044,205
Commercial real estate	690,561	531,917
Home equity line of credit	846,294	818,815
Residential land	18,229	16,240
Commercial construction	100,796	96,438
Residential construction	14,089	18,961
Total real estate	3,739,634	3,526,576
Commercial	758,659	791,757
Consumer	123,775	122,656
Total loans	4,622,068	4,440,989
Less: Deferred fees and discounts	(6,249)	(6,338)
Allowance for loan losses	(50,038)	(45,618)
Total loans, net	$4,565,781	$4,389,033
ASB's policy is to require private mortgage insurance on all real estate loans when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For non-owner occupied residential properties, the loan-to-value ratio may not exceed 80% of the lower of the appraised value or purchase price at origination. ASB is subject to the risk that the insurance company cannot satisfy the bank's claim on policies.
ASB services real estate loans for investors (principal balance of $1.5 billion, $1.4 billion and $1.4 billion as of December 31, 2015, 2014 and 2013, respectively), which are not included in the accompanying consolidated balance sheets data. ASB reports fees earned for servicing such loans as income when the related mortgage loan payments are collected and charges loan servicing cost to expense as incurred.
As of December 31, 2015 and 2014, ASB had pledged loans with an amortized cost of approximately $2.3 billion and $1.9 billion, respectively, as collateral to secure advances from the FHLB.
As of December 31, 2015 and 2014, the aggregate amount of loans to directors and executive officers of ASB and its affiliates and any related interests (as defined in Federal Reserve Board (FRB) Regulation O) of such individuals, was $27.8 million and $49.6 million, respectively. The $21.8 million decrease in such loans in 2015 was attributed to closed lines of credits and repayments of $21.8 million. As of December 31, 2015 and 2014, $25.8 million and $46.2 million of the loan balances, respectively, were to related interests of individuals who are directors of ASB. All such loans were made at ASB’s normal credit terms. Management believes these loans do not represent more than a normal risk of collection.
Allowance for loan losses.  As discussed in Note 1, ASB must maintain an allowance for loan losses that is adequate to absorb estimated probable credit losses associated with its loan portfolio.

The allowance for loan losses (balances and changes) and financing receivables were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial	Consumer	Unallo- cated	Total
December 31, 2015
Allowance for loan losses:
Beginning balance	$4,662	$8,954	$6,982	$1,875	$5,471	$28	$14,017	$3,629	$—	$45,618
Charge-offs	(356)	—	(205)	—	—	—	(1,074)	(4,791)	—	(6,426)
Recoveries	226	—	80	507	—	—	2,773	985	—	4,571
Provision	(346)	2,388	403	(711)	(1,010)	(15)	1,492	4,074		6,275
Ending balance	$4,186	$11,342	$7,260	$1,671	$4,461	$13	$17,208	$3,897	$—	$50,038
Ending balance: individually evaluated for impairment	$1,453	$—	$442	$891	$—	$—	$3,527	$7		$6,320
Ending balance: collectively evaluated for impairment	$2,733	$11,342	$6,818	$780	$4,461	$13	$13,681	$3,890	$—	$43,718
Financing Receivables:
Ending balance	$2,069,665	$690,561	$846,294	$18,229	$100,796	$14,089	$758,659	$123,775		$4,622,068
Ending balance: individually evaluated for impairment	$22,457	$1,188	$3,225	$5,683	$—	$—	$21,119	$13		$53,685
Ending balance: collectively evaluated for impairment	$2,047,208	$689,373	$843,069	$12,546	$100,796	$14,089	$737,540	$123,762		$4,568,383
December 31, 2014
Allowance for loan losses:
Beginning balance	$5,534	$5,059	$5,229	$1,817	$2,397	$19	$15,803	$2,367	$1,891	$40,116
Charge-offs	(987)	—	(196)	(81)	—	—	(1,872)	(2,414)	—	(5,550)
Recoveries	1,180	—	752	469	—	—	1,636	889	—	4,926
Provision	(1,065)	3,895	1,197	(330)	3,074	9	(1,550)	2,787	(1,891)	6,126
Ending balance	$4,662	$8,954	$6,982	$1,875	$5,471	$28	$14,017	$3,629	$—	$45,618
Ending balance: individually evaluated for impairment	$951	$1,845	$46	$1,057	$—	$—	$760	$6		$4,665
Ending balance: collectively evaluated for impairment	$3,711	$7,109	$6,936	$818	$5,471	$28	$13,257	$3,623	$—	$40,953
Financing Receivables:
Ending balance	$2,044,205	$531,917	$818,815	$16,240	$96,438	$18,961	$791,757	$122,656		$4,440,989
Ending balance: individually evaluated for impairment	$22,981	$5,112	$779	$7,850	$—	$—	$13,108	$16		$49,846
Ending balance: collectively evaluated for impairment	$2,021,224	$526,805	$818,036	$8,390	$96,438	$18,961	$778,649	$122,640		$4,391,143
Changes in the allowance for loan losses were as follows:

(dollars in thousands)	2015	2014	2013
Allowance for loan losses, January 1	$45,618	$40,116	$41,985
Provision for loan losses	6,275	6,126	1,507
Charge-offs, net of recoveries
Real estate loans	(252)	(1,137)	(678)
Other loans	2,107	1,761	4,054
Net charge-offs	1,855	624	3,376
Allowance for loan losses, December 31	$50,038	$45,618	$40,116
Ratio of net charge-offs to average total loans	0.04%	0.01%	0.09%
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
The credit risk profile by internally assigned grade for loans was as follows:

December 31	2015				2014
(in thousands)	Commercial real estate	Commercial construction	Commercial	Total	Commercial real estate	Commercial construction	Commercial	Total
Grade:
Pass	$642,410	$86,991	$703,208	1,432,609	$493,105	$79,312	$743,334	$1,315,751
Special mention	7,710	13,805	7,029	28,544	5,209	—	16,095	21,304
Substandard	40,441	—	47,975	88,416	33,603	17,126	31,665	82,394
Doubtful	—	—	447	447	—	—	663	663
Loss	—	—	—	—	—	—	—	—
Total	$690,561	$100,796	$758,659	1,550,016	$531,917	$96,438	$791,757	$1,420,112
The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
December 31, 2015
Real estate:
Residential 1-4 family	$4,967	$3,289	$11,503	$19,759	$2,049,906	$2,069,665	$—
Commercial real estate	—	—	—	—	690,561	690,561	—
Home equity line of credit	896	706	477	2,079	844,215	846,294	—
Residential land	—	—	415	415	17,814	18,229	—
Commercial construction	—	—	—	—	100,796	100,796	—
Residential construction	—	—	—	—	14,089	14,089	—
Commercial	125	223	878	1,226	757,433	758,659	—
Consumer	1,383	593	644	2,620	121,155	123,775	—
Total loans	$7,371	$4,811	$13,917	$26,099	$4,595,969	$4,622,068	$—
December 31, 2014
Real estate:
Residential 1-4 family	$6,124	$1,732	$12,632	$20,488	$2,023,717	$2,044,205	$—
Commercial real estate	—	—	—	—	531,917	531,917	—
Home equity line of credit	1,341	501	194	2,036	816,779	818,815	—
Residential land	—	—	—	—	16,240	16,240	—
Commercial construction	—	—	—	—	96,438	96,438	—
Residential construction	—	—	—	—	18,961	18,961	—
Commercial	699	145	569	1,413	790,344	791,757	—
Consumer	829	333	403	1,565	121,091	122,656	—
Total loans	$8,993	$2,711	$13,798	$25,502	$4,415,487	$4,440,989	$—

The credit risk profile based on nonaccrual loans, accruing loans 90 days or more past due, and TDR loans was as follows:

December 31	2015	2014
(in thousands)
Real estate:
Residential 1-4 family	$20,554	$19,253
Commercial real estate	1,188	5,112
Home equity line of credit	2,254	1,087
Residential land	970	720
Commercial construction	—	—
Residential construction	—	—
Commercial	20,174	10,053
Consumer	895	661
Total nonaccrual loans	$46,035	$36,886
Real estate:
Residential 1-4 family	$—	$—
Commercial real estate	—	—
Home equity line of credit	—	—
Residential land	—	—
Commercial construction	—	—
Residential construction	—	—
Commercial	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	$—	$—
Real estate:
Residential 1-4 family	$13,962	$13,525
Commercial real estate	—	—
Home equity line of credit	2,467	480
Residential land	4,713	7,130
Commercial construction	—	—
Residential construction	—	—
Commercial	1,104	2,972
Consumer	—	—
Total troubled debt restructured loans not included above	$22,246	$24,107

The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

December 31	2015					2014
(in thousands)	Recorded investment	Unpaid principal balance	Related allow- ance	Average recorded investment	Interest income recognized*	Recorded investment	Unpaid principal balance	Related allow- ance	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$10,596	$11,805	$—	$11,215	$332	$11,654	$12,987	$—	$9,056	$227
Commercial real estate	1,188	1,436	—	370	74	571	626	—	194	—
Home equity line of credit	707	948	—	484	4	363	606	—	402	5
Residential land	1,644	2,412	—	2,397	137	2,344	3,200	—	2,728	172
Commercial construction	—	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial	5,671	6,333	—	5,185	157	8,235	11,471	—	5,204	38
Consumer	—	—	—	—	—	—	—	—	8	—
	19,806	22,934	—	19,651	704	23,167	28,890	—	17,592	442
With an allowance recorded
Real estate:
Residential 1-4 family	11,861	11,914	1,453	11,578	562	11,327	11,347	951	8,822	419
Commercial real estate	—	—	—	1,699	—	4,541	4,541	1,845	3,415	478
Home equity line of credit	2,518	2,579	442	1,597	49	416	420	46	132	6
Residential land	4,039	4,117	891	4,337	318	5,506	5,584	1,057	6,415	484
Commercial construction	—	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial	15,448	16,073	3,527	12,507	211	4,873	5,211	760	12,089	438
Consumer	13	13	7	14	—	16	16	6	9	—
	33,879	34,696	6,320	31,732	1,140	26,679	27,119	4,665	30,882	1,825
Total
Real estate:
Residential 1-4 family	22,457	23,719	1,453	22,793	894	22,981	24,334	951	17,878	646
Commercial real estate	1,188	1,436	—	2,069	74	5,112	5,167	1,845	3,609	478
Home equity line of credit	3,225	3,527	442	2,081	53	779	1,026	46	534	11
Residential land	5,683	6,529	891	6,734	455	7,850	8,784	1,057	9,143	656
Commercial construction	—	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial	21,119	22,406	3,527	17,692	368	13,108	16,682	760	17,293	476
Consumer	13	13	7	14	—	16	16	6	17	—
	$53,685	$57,630	$6,320	$51,383	$1,844	$49,846	$56,009	$4,665	$48,474	$2,267
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
ASB may consider various types of concessions in granting a TDR including maturity date extensions, extended amortization of principal, temporary deferral of principal payments, and temporary interest rate reductions. ASB rarely grants principal forgiveness in its TDR modifications. Residential loan modifications generally involve interest rate reduction, extending the amortization period, or capitalizing certain delinquent amounts owed not to exceed the original loan balance. Land loans at origination are typically structured as a three-year term, interest-only monthly payment with a balloon payment due at maturity. Land loan TDR modifications typically involve extending the maturity date up to five years and converting the payments from interest-only to principal and interest monthly, at the same or higher interest rate. Commercial loan modifications generally involve extensions of maturity dates, extending the amortization period, and temporary deferral or reduction of principal payments. ASB generally does not reduce the interest rate on commercial loan TDR modifications. Occasionally, additional collateral and/or guaranties are obtained.
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
Loan modifications that occurred during 2015 and 2014 were as follows:

Years ended December 31	2015				2014
	Number	Outstanding recorded investment		Net increase in ALLL	Number	Outstanding recorded investment		Net increase in ALLL
(dollars in thousands)	of contracts	Pre-modification	Post-modification		of contracts	Pre-modification	Post-modification
Troubled debt restructurings
Real estate:
Residential 1-4 family	19	$3,594	$3,668	$87	38	$10,680	$10,737	$163
Commercial real estate	1	1,500	1,500	—	—	—	—	—
Home equity line of credit	39	2,441	2,441	370	8	502	502	42
Residential land	1	218	218	—	18	4,304	4,304	242
Commercial construction	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Commercial	8	2,267	2,267	486	7	3,827	3,827	13
Consumer	—	—	—	—	—	—	—	—
	68	$10,020	$10,094	$943	71	$19,313	$19,370	$460
Loans modified in TDRs that experienced a payment default of 90 days or more in 2015 and 2014, and for which the payment default occurred within one year of the modification, were as follows:

Years ended December 31	2015		2014
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate:
Residential 1-4 family	—	$—	1	$390
Commercial real estate	—	—	—	—
Home equity line of credit	1	6	—	—
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	1	1,056	1	14
Consumer	—	—	—	—
	2	$1,062	2	$404
If loans modified in a TDR subsequently default, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been impaired or modified in TDRs totaled $0.1 million at December 31, 2015.
Mortgage servicing rights. In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold.
ASB received $275.3 million, $155.0 million, and $273.8 million of proceeds from the sale of residential mortgages in 2015, 2014, and 2013, respectively, and recognized gains on such sales of $6.3 million, $2.9 million, and $8.3 million in 2015,

2014, and 2013, respectively. Repurchased mortgage loans in 2015, 2014, and 2013, were nil, $0.5 million and $1.9 million, respectively.
Mortgage servicing fees, a component of other income, net, were $3.5 million, $3.5 million, and $3.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Changes in carrying value of mortgage servicing rights were as follows:

(in thousands)	Gross carrying amount		Accumulated amortization		Valuation allowance	Net carrying amount
December 31, 2015	$14,531	[1]	$(5,647)	[1]	$—	$8,884
December 31, 2014	$27,185		$(15,436)		$(209)	$11,540
1 Reflects sale of mortgage servicing rights and impact of loans paid in full.

Changes related to mortgage servicing rights were as follows:

(in thousands)	2015	2014	2013
Mortgage servicing rights
Balance, January 1	$11,749	$11,938	$11,316
Amount capitalized	3,123	1,637	2,611
Amortization	(2,682)	(1,731)	(1,802)
Sale of mortgage servicing rights	(3,302)	—	—
Other-than-temporary impairment	(4)	(95)	(187)
Carrying amount before valuation allowance, December 31	8,884	11,749	11,938
Valuation allowance for mortgage servicing rights
Balance, January 1	209	251	498
Provision (recovery)	(205)	53	(60)
Other-than-temporary impairment	(4)	(95)	(187)
Balance, December 31	—	209	251
Net carrying value of mortgage servicing rights	$8,884	$11,540	$11,687
The estimated aggregate amortization expenses of mortgage servicing rights for 2016, 2017, 2018, 2019 and 2020 are $1.3 million, $1.2 million, $1.0 million, $0.9 million and $0.8 million, respectively.
ASB capitalizes mortgage servicing rights acquired through either the purchase or origination of mortgage loans for sale with servicing rights retained. On a monthly basis, ASB compares the net carrying value of the mortgage servicing rights to its fair value to determine if there are any changes to the valuation allowance and/or other-than-temporary impairment for the mortgage servicing rights. ASB's MSRs are stratified based on predominant risk characteristics of the underlying loans including loan type such as fixed-rate 15 and 30 year mortgages and note rate in bands of 50 to 100 basis points. For each stratum, fair value is calculated by discounting expected net income streams using discount rates that reflect industry pricing for similar assets. Changes in mortgage interest rates impact the value of ASB's mortgage servicing rights. Rising interest rates typically result in slower prepayment speeds in the loans being serviced for others which increases the value of mortgage servicing rights, whereas declining interest rates typically result in faster prepayment speeds which decrease the value of mortgage servicing rights and increase the amortization of the mortgage servicing rights. Expected net income streams are estimated based on industry assumptions regarding prepayment expectations and income and expenses associated with servicing residential mortgage loans for others.
ASB uses a present value cash flow model using techniques described above to estimate the fair value of MSRs. Impairment is recognized through a valuation allowance for each stratum when the carrying amount exceeds fair value, with any associated provision recorded as a component of loan servicing fees included in other income, net in the consolidated statements of income. A direct write-down is recorded when the recoverability of the valuation allowance is deemed to be unrecoverable.

Key assumptions used in estimating the fair value of ASB’s mortgage servicing rights used in the impairment analysis were as follows:

December 31	2015	2014
(dollars in thousands)
Unpaid principal balance	$1,097,314	$1,391,030
Weighted average note rate	4.05%	4.07%
Weighted average discount rate	9.6%	9.6%
Weighted average prepayment speed	9.3%	9.5%
The sensitivity analysis of fair value of MSR to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

December 31	2015	2014
(in thousands)
Prepayment rate:
25 basis points adverse rate change	$(561)	$(757)
50 basis points adverse rate change	(1,104)	(1,524)
Discount rate:
25 basis points adverse rate change	(111)	(140)
50 basis points adverse rate change	(220)	(278)
The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.
Deposit liabilities. The summarized components of deposit liabilities were as follows:

December 31	2015		2014
(dollars in thousands)	Weighted-average stated rate	Amount	Weighted-average stated rate	Amount
Savings	0.07%	$2,030,644	0.06%	$1,923,062
Checking
Interest-bearing	0.02	831,143	0.02	768,787
Noninterest-bearing	—	746,875	—	665,005
Commercial checking	—	773,499	—	677,789
Money market	0.13	167,641	0.12	158,010
Term certificates	0.93	475,452	0.83	430,762
	0.12%	$5,025,254	0.11%	$4,623,415
As of December 31, 2015 and 2014, term certificates of $100,000 or more totaled $163.2 million and $119.9 million, respectively.
The approximate scheduled maturities of term certificates outstanding at December 31, 2015 were as follows:

(in thousands)
2016	$197,095
2017	72,817
2018	63,876
2019	53,525
2020	84,749
Thereafter	3,390
$475,452

Interest expense on deposit liabilities by type of deposit was as follows:

Years ended December 31	2015	2014	2013
(in thousands)
Term certificates	$3,747	$3,603	$3,702
Savings	1,257	1,134	1,052
Money market	205	214	232
Interest-bearing checking	139	126	106
	$5,348	$5,077	$5,092
Other borrowings.
Securities sold under agreements to repurchase.  Securities sold under agreements to repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the balance sheet. ASB pledges investment securities as collateral for securities sold under agreements to repurchase. All such agreements are subject to master netting arrangements, which provide for conditional right of set-off in case of default by either party; however, ASB presents securities sold under agreements to repurchase on a gross basis in the balance sheet. The following tables present information about the securities sold under agreements to repurchase, including the related collateral received from or pledged to counterparties:

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheet	Net amount of liabilities presented in the Balance Sheet
Repurchase agreements
December 31, 2015	$229	$—	$229
December 31, 2014	191	—	191

	Gross amount not offset in the Balance Sheet
(in millions)	Net amount of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral pledged
December 31, 2015
Financial institution	$50	$56	$—
Government entities	56	61	—
Commercial account holders	123	144	—
Total	$229	$261	$—
December 31, 2014
Financial institution	$50	$57	$—
Government entities	56	59	—
Commercial account holders	85	115	—
Total	$191	$231	$—
The securities underlying the agreements to repurchase are book-entry securities and were delivered by appropriate entry into the counterparties’ accounts or into segregated tri-party custodial accounts at the FHLB. Securities sold under agreements to repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the consolidated balance sheets. The securities underlying the agreements to repurchase continue to be reflected in ASB’s asset accounts. The counterparties or tri-parties may determine that additional collateral is required based on movements in the fair value of the collateral. Typically, a five percent discount is taken from the fair value of the investment securities to determine the value of the collateral pledged for the repurchase agreements.

Information concerning securities sold under agreements to repurchase, which provided for the repurchase of identical securities, was as follows:

(dollars in millions)	2015	2014	2013
Amount outstanding as of December 31	$229	$191	$145
Average amount outstanding during the year	$219	$155	$147
Maximum amount outstanding as of any month-end	$277	$195	$151
Weighted-average interest rate as of December 31	1.24%	1.45%	1.75%
Weighted-average interest rate during the year	1.29%	1.67%	1.74%
Weighted-average remaining days to maturity as of December 31	117	343	367
Securities sold under agreements to repurchase were summarized as follows:

December 31	2015				2014
Maturity	Repurchase liability		Weighted-average interest rate	Collateralized by mortgage-related securities and federal agency obligations at fair value plus accrued interest	Repurchase liability		Weighted-average interest rate	Collateralized by mortgage-related securities and federal agency obligations at fair value plus accrued interest
(dollars in thousands)
Overnight	$122,684		0.15%	$144,146	$84,758		0.15%	$114,883
1 to 29 days	—		—	—	—		—	—
30 to 90 days	18,535		0.29	20,364	—		—	—
Over 90 days	87,363	[1]	2.96	96,553	105,898	[1]	2.50	115,842
	$228,582		1.24%	$261,063	$190,656		1.45%	$230,725

[1]	$50.3 million callable by the counterparties quarterly at par until maturity in 2016.
Advances from Federal Home Loan Bank. FHLB advances are fixed rate for a specific term and consist of the following:

December 31, 2015	Weighted-average stated rate	Amount
(dollars in thousands)
Due in
2016	—%	$—
2017	4.28	50,000	[1]
2018	1.95	50,000
2019	—	—
2020	—	—
Thereafter	—	—
	3.12%	$100,000

[1]	Callable quarterly at par until maturity in 2017.
ASB and the FHLB are parties to an Advances, Security and Deposit Agreement (Advances Agreement), which applies to currently outstanding and future advances, and governs the terms and conditions under which ASB borrows and the FHLB makes loans or advances from time to time. Under the Advances Agreement, ASB agrees to abide by the FHLB’s credit policies, and makes certain warranties and representations to the FHLB. Upon the occurrence of and during the continuation of an “Event of Default” (which term includes any event of nonpayment of interest or principal of any advance when due or failure to perform any promise or obligation under the Advances Agreement or other credit arrangements between the parties), the FHLB may, at its option, declare all indebtedness and accrued interest thereon, including any prepayment fees or charges, to be immediately due and payable. Advances from the FHLB are collateralized by loans and stock in the FHLB. As of December 31, 2015 and 2014, ASB’s available FHLB borrowing capacity was $1.7 billion and $1.2 billion, respectively. ASB is required to obtain and hold a specific number of shares of capital stock of the FHLB. ASB was in compliance with all Advances Agreement requirements as of December 31, 2015 and 2014.

Common stock equity.  In 1988, HEI agreed with the OTS predecessor regulatory agency at the time, to contribute additional capital to ASB up to a maximum aggregate amount of approximately $65.1 million (Capital Maintenance Agreement). As of December 31, 2015, as a result of capital contributions in prior years, HEI’s maximum obligation to contribute additional capital under the Capital Maintenance Agreement has been reduced to approximately $28.3 million. As of December 31, 2015, ASB was in compliance with the minimum capital requirements under OCC regulations.
In 2015, ASB paid cash dividends of $30 million to HEI, compared to cash dividends of $36 million in 2014. The FRB and OCC approved the dividends.
Related-party transactions. HEI charged ASB $2.1 million, $2.3 million and $1.9 million for general management and administrative services in 2015, 2014 and 2013, respectively. The amounts charged by HEI for services performed by HEI employees to its subsidiaries are allocated primarily on the basis of time expended in providing such services.
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

December 31	2015		2014
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$22,241	$384	$29,330	$390
Forward commitments	23,644	(29)	32,833	(106)
ASB’s derivative financial instruments, their fair values, and balance sheet location were as follows:

Derivative Financial Instruments Not Designated
as Hedging Instruments [1]
December 31	2015		2014
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$384	$—	$393	$3
Forward commitments	1	30	5	111
	$385	$30	$398	$114
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.

The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in the statements of income:

Derivative Financial Instruments Not Designated	Location of net gains
as Hedging Instruments	(losses) recognized in	Years ended December 31
(in thousands)	the Statements of Income	2015	2014	2013
Interest rate lock commitments	Mortgage banking income	$(6)	$(74)	$464
Forward commitments	Mortgage banking income	77	(245)	139
		$71	$(319)	$603
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
The following is a summary of outstanding off-balance sheet arrangements:

December 31	2015	2014
(in thousands)
Unfunded commitments to extend credit:
Home equity line of credit	$1,096,532	$1,089,633
Commercial and commercial real estate	631,780	526,133
Consumer	60,198	56,312
Residential 1-4 family	24,863	20,524
Commercial and financial standby letters of credit	18,709	20,082
Total	$1,832,082	$1,712,684
Guarantees.  In October 2007, ASB, as a member financial institution of Visa U.S.A. Inc., received restricted shares of Visa, Inc. (Visa) as a result of a restructuring of Visa U.S.A. Inc. in preparation for an initial public offering by Visa. As a part of the restructuring, ASB entered into a judgment and loss sharing agreement with Visa in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to indemnified litigation involving Visa. In November 2012, a federal judge granted preliminary approval to a proposed settlement between merchants and Visa over credit card fees and in December 2013, a federal judge granted final approval to the settlement. Some merchants and trade organizations filed a notice of appeal shortly after the approval was issued. As of December 31, 2015, ASB had accrued a reserve of $1.1 million related to the agreement. Because the extent of ASB’s obligations under this agreement depends entirely upon the occurrence of future events, ASB’s maximum potential future liability under this agreement is not determinable.
Contingencies.  In March 2011, a purported class action lawsuit was filed in the First Circuit Court of the state of Hawaii by a customer who claimed that ASB had improperly charged overdraft fees on debit card transactions. ASB filed a motion to dismiss the lawsuit on the basis that ASB’s overdraft practices are governed by federal regulations established for federal savings banks which preempt the customer’s state law claims. In July 2011, the Circuit Court denied ASB's motion without prejudice and ASB appealed that decision to the Hawaii Supreme Court. However, in December 2014, through a voluntary mediation process, ASB reached a tentative settlement of the claims. The tentative settlement, which received final Circuit Court approval on May 21, 2015, provided for a payment of $2.0 million into a class settlement fund, the proceeds of which would be used to refund class members and pay attorneys’ fees and administrative and other costs, in exchange for a complete release of all claims asserted against ASB. The $2.0 million settlement amount was fully reserved by ASB in December 2014 and paid into the settlement fund in January 2015.
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

Financial institutions in the highest risk category have assessment rates of 30 to 45 basis points. The new rate schedule was effective April 1, 2011. For the years ended December 31, 2015 and 2014, ASB’s FDIC insurance assessments were $3.0 million and $3.0 million, respectively. The FDIC may impose special assessments in the future if it is deemed necessary to ensure the Deposit Insurance Fund ratio does not decline to a level that is close to zero or that could otherwise undermine public confidence in federal deposit insurance.

6 · Unconsolidated variable interest entities
HECO Capital Trust III.  Trust III was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to Hawaiian Electric, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by Hawaiian Electric in the principal amount of $31.5 million and issued by Hawaii Electric Light and Maui Electric each in the principal amount of $10 million, (iii) making distributions on these trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are currently redeemable at the issuer’s option without premium. The 2004 Debentures, together with the obligations of the Utilities under an expense agreement and Hawaiian Electric’s obligations under its trust guarantee and its guarantee of the obligations of Hawaii Electric Light and Maui Electric under their respective debentures, are the sole assets of Trust III. Taken together, Hawaiian Electric’s obligations under the Hawaiian Electric debentures, the Hawaiian Electric indenture, the subsidiary guarantees, the trust agreement, the expense agreement and trust guarantee provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of amounts due on the Trust Preferred Securities. Trust III has at all times been an unconsolidated subsidiary of Hawaiian Electric. Since Hawaiian Electric, as the holder of 100% of the trust common securities, does not absorb the majority of the variability of Trust III, Hawaiian Electric is not the primary beneficiary and does not consolidate Trust III in accordance with accounting rules on the consolidation of VIEs. Trust III’s balance sheet as of December 31, 2015 consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statement for 2015 consisted of $3.4 million of interest income received from the 2004 Debentures; $3.3 million of distributions to holders of the Trust Preferred Securities; and $0.1 million of common dividends on the trust common securities to Hawaiian Electric. So long as the 2004 Trust Preferred Securities are outstanding, Hawaiian Electric is not entitled to receive any funds from Trust III other than pro-rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by Hawaiian Electric in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event any of the Utilities elect to defer payment of interest on any of their respective 2004 Debentures, then Hawaiian Electric will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.
Power purchase agreements.  As of December 31, 2015, the Utilities had five PPAs for firm capacity and other PPAs with smaller IPPs and Schedule Q providers (i.e., customers with cogeneration and/or small power production facilities with a capacity of 100 kilowatts (kWs) or less who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs. Approximately 90% of the firm capacity is purchased from AES Hawaii, Inc. (AES Hawaii), Kalaeloa Partners, L.P. (Kalaeloa), Hamakua Energy Partners, L.P. (HEP) and Hpower. Purchases from all IPPs were as follows:

Years ended December 31	2015	2014	2013
(in millions)
AES Hawaii	$134	$145	$134
Kalaeloa	187	279	301
HEP	44	51	51
Hpower	66	66	61
Puna Geothermal Venture	29	45	49
Hawaiian Commercial & Sugar (HC&S)	8	15	13
Other IPPs	126	121	102
Total IPPs	$594	$722	$711

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
Since 2004, Hawaiian Electric has continued its efforts to obtain from the IPPs the information necessary to make the determinations required under accounting standards for VIEs. In each year from 2005 to 2015, the Utilities sent letters to the identified IPPs requesting the required information. All of these IPPs declined to provide the necessary information, except that Kalaeloa later agreed to provide the information pursuant to the amendments to its PPA (see below) and an entity owning a wind farm provided information as required under its PPA. Management has concluded that the consolidation of two entities owning wind farms was not required as Hawaii Electric Light and Maui Electric do not have variable interests in the entities because the PPAs do not require them to absorb any variability of the entities.
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
Pursuant to the current accounting standards for VIEs, Hawaiian Electric is deemed to have a variable interest in Kalaeloa by reason of the provisions of Hawaiian Electric’s PPA with Kalaeloa. However, management has concluded that Hawaiian Electric is not the primary beneficiary of Kalaeloa because Hawaiian Electric does not have the power to direct the activities that most significantly impact Kalaeloa’s economic performance nor the obligation to absorb Kalaeloa’s expected losses, if any, that could potentially be significant to Kalaeloa. Thus, Hawaiian Electric has not consolidated Kalaeloa in its consolidated financial statements. The energy payments paid by Hawaiian Electric will fluctuate as fuel prices change, however, the PPA does not currently expose Hawaiian Electric to losses as the fuel and fuel related energy payments under the PPA have been approved by the PUC for recovery from customers through base electric rates and through Hawaiian Electric's ECAC to the extent the fuel and fuel related energy payments are not included in base energy rates. As of December 31, 2015, Hawaiian Electric’s accounts payable to Kalaeloa amounted to $11 million.
AES Hawaii, Inc. In March 1988, Hawaiian Electric entered into a PPA with AES Barbers Point, Inc. (now known as AES Hawaii, Inc.), which, as amended (through Amendment No. 2) and approved by the PUC, provided that Hawaiian Electric would purchase 180 MW of firm capacity for a period of 30 years beginning in September 1992. In November 2015, Hawaiian Electric entered into an Amendment No. 3, for which PUC approval has been requested. If approved by the PUC, Amendment No. 3 would increase the firm capacity from 180 MW to a maximum of 189 MW. The payments that Hawaiian Electric makes to AES Hawaii for energy associated with the first 180 MW of firm capacity include a fuel component, a variable O&M component and a fixed O&M component, all of which are subject to adjustment based on changes in the Gross National Product Implicit Price Deflator. If Amendment No. 3 is approved by the PUC, payments for energy associated with firm capacity in excess of 180 MW will not include any O&M component or be subject to adjustment based on changes in the Gross National Product Implicit Price Delflator. The capacity payments that Hawaiian Electric makes to AES Hawaii are fixed in accordance with the PPA and, if approved by the PUC, Amendment No. 3.

Pursuant to the current accounting standards for VIEs, Hawaiian Electric is deemed to have a variable interest in AES Hawaii by reason of the provisions of Hawaiian Electric’s PPA with AES Hawaii. However, management has concluded that Hawaiian Electric is not the primary beneficiary of AES Hawaii because Hawaiian Electric does not have the power to control the most significant activities of AES Hawaii that impact AES Hawaii’s economic performance, including operations and maintenance of AES Hawaii’s facility. Thus, Hawaiian Electric has not consolidated AES Hawaii in its consolidated financial statements. As of December 31, 2015, Hawaiian Electric’s accounts payable to AES Hawaii amounted to $12 million.

7 · Short-term borrowings
As of December 31, 2015 and 2014, HEI had $103 million and $119 million of outstanding commercial paper, respectively, with a weighted-average interest rate of 1.1% and 0.7%, respectively, and Hawaiian Electric had no commercial paper outstanding.
As of December 31, 2015, HEI and Hawaiian Electric each maintained a syndicated credit facility of $150 million and $200 million, respectively. Both HEI and Hawaiian Electric had no borrowings under its facility during 2015 and 2014. None of the facilities are collateralized.
Credit agreements.
HEI.  On April 2, 2014, HEI and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (HEI Facility). The HEI Facility increased HEI’s line of credit to $150 million from $125 million, extended the term of the facility to April 2, 2019, and provided improved pricing compared to HEI’s prior facility. Under the HEI Facility, draws would generally bear interest, based on HEI’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 137.5 basis points and annual fees on undrawn commitments of 20 basis points. The HEI Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the HEI Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. In addition, the HEI Consolidated Net Worth covenant, as defined in the original facility, was removed from the HEI Facility, leaving only one financial covenant (relating to HEI’s ratio of funded debt to total capitalization, each on a non-consolidated basis). Under the credit agreement, it is an event of default if HEI fails to maintain an unconsolidated “Capitalization Ratio” (funded debt) of 50% or less (actual ratio of 17% as of December 31, 2015, as calculated under the agreement) or if HEI no longer owns Hawaiian Electric. HEI currently intends to terminate the HEI Facility if, and when, the proposed Merger closes. The HEI Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with covenants (such as covenants preventing HEI’s subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HEI).
The facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay HEI’s short-term and long-term indebtedness, to make investments in or loans to subsidiaries and for HEI’s working capital and general corporate purposes.
Hawaiian Electric.  On April 2, 2014, Hawaiian Electric and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (Hawaiian Electric Facility). The Hawaiian Electric Facility increased Hawaiian Electric’s line of credit to $200 million from $175 million. In January 2015, the PUC approved Hawaiian Electric’s request to extend the term of the credit facility to April 2, 2019. The Hawaiian Electric Facility provided improved pricing compared to its prior facility. Under the Hawaiian Electric Facility, draws would generally bear interest, based on Hawaiian Electric’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 125 basis points and annual fees on undrawn commitments of 17.5 basis points. The Hawaiian Electric Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the Hawaiian Electric Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. The Hawaiian Electric Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with several covenants (such as covenants preventing its subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, Hawaiian Electric, and restricting its ability as well as the ability of any of its subsidiaries to guarantee additional indebtedness of the subsidiaries if such additional debt would cause the subsidiary’s “Consolidated Subsidiary Funded Debt to Capitalization Ratio” to exceed 65% (ratio of 42% for Hawaii Electric Light and 42% for Maui Electric as of December 31, 2015, as calculated under the agreement)). In addition to customary defaults, Hawaiian Electric’s failure to maintain its financial ratios, as defined in its credit agreement, or meet other requirements may result in an event of default. For example, under the credit agreement, it is an event of default if Hawaiian Electric fails to maintain a “Consolidated

Capitalization Ratio” (equity) of at least 35% (ratio of 57% as of December 31, 2015, as calculated under the credit agreement), or if Hawaiian Electric is no longer owned by HEI. Under the proposed Merger Agreement, Hawaiian Electric will become a wholly-owned subsidiary of NEE. The terms of the Hawaiian Electric Facility are such that the proposed Merger would constitute a “Change in Control.” Hawaiian Electric has requested, and the financial institutions providing the Hawaiian Electric Facility have consented and agreed, that the proposed Merger shall not constitute a “Change in Control,” as defined in the credit agreement, provided that (i) the Merger is consummated and (ii) Hawaiian Electric becomes and remains a wholly-owned subsidiary of NEE.
The credit facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay Hawaiian Electric’s short-term indebtedness, to make loans to subsidiaries and for Hawaiian Electric’s capital expenditures, working capital and general corporate purposes.

8 · Long-term debt

December 31	2015	2014
(dollars in thousands)
Long-term debt of Utilities [1]	$1,286,546	$1,206,546
HEI term loan LIBOR + .75%, due 2017	125,000	125,000
HEI senior note 4.41%, due 2016	75,000	75,000
HEI senior note 5.67%, due 2021	50,000	50,000
HEI senior note 3.99%, due 2023	50,000	50,000
	$1,586,546	$1,506,546

[1]	See components of “Total long-term debt” and unamortized discount in Hawaiian Electric and subsidiaries’ Consolidated Statements of Capitalization.
As of December 31, 2015, the aggregate principal payments required on the Company’s long-term debt for 2016 through 2020 are $75 million in 2016, $125 million in 2017, $50 million in 2018, nil in 2019 and $96 million in 2020. As of December 31, 2015, the aggregate payments of principal required on the Utilities' long-term debt for 2016 through 2020 are nil in 2016 and 2017, $50 million in 2018, nil in 2019 and $96 million in 2020.
The HEI term loan and senior notes contain customary representation and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result in some or all of the notes then outstanding becoming immediately due and payable). The HEI term loan and senior notes also contain provisions requiring the maintenance by HEI of certain financial ratios generally consistent with those in HEI’s revolving noncollateralized credit agreement, expiring on April 2, 2019. Upon a change of control or certain dispositions of assets (as defined in the Master Note Purchase Agreement dated March 24, 2011), HEI is required to offer to prepay the senior notes.
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
Changes in long-term debt.
HEI.  On May 2, 2014, HEI entered into a loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., Royal Bank of Canada and U.S. Bank, National Association (Loan Agreement), which agreement includes substantially the same financial covenant and customary conditions as the HEI credit agreement described above. On May 2, 2014, HEI drew a $125 million Eurodollar term loan for a term of two years and at a resetting interest rate ranging from 0.94% to 1.23% through December 31, 2015. The proceeds from the term loan were used to pay-off $100 million of 6.51% medium term notes at maturity on May 5, 2014, pay down maturing commercial paper and for general corporate purposes.
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
Hawaiian Electric.  On October 15, 2015, Hawaiian Electric, Maui Electric and Hawaii Electric Light issued, through a private placement pursuant to separate note purchase agreements (the Note Purchase Agreements), $50 million, $5 million and $25 million, respectively, of Series 2015A taxable unsecured 5.23% senior notes due October 1, 2045 (collectively, the Notes). Hawaiian Electric is also a party as guarantor under the Note Purchase Agreements entered into by Maui Electric and Hawaii Electric Light.
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
On December 15, 2015, the Department issued, at par, Refunding Series 2015 SPRBs in the aggregate principal amount of $47 million with a maturity of January 1, 2025 and a fixed coupon interest rate of 3.25% and loaned the proceeds to Hawaiian Electric ($40 million), Hawaii Electric Light ($5 million) and Maui Electric ($2 million). Proceeds from the sale were applied, together with other funds provided by the Utilities, to redeem at par on December 30, 2015, the Refunding Series 2005A SPRBs (which had an original maturity of January 1, 2025 and a fixed coupon rate of 4.80%).

9 · Shareholders’ equity
Reserved shares.  As of December 31, 2015, HEI had reserved a total of 13,296,268 shares of common stock for future issuance under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP), the HEI 2011 Nonemployee Director Stock Plan, the ASB 401(k) Plan and the 2010 Executive Incentive Plan.
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
The equity forward transactions had no initial fair value since they were entered into at the then market price of the common stock. HEI concluded that the equity forward transactions were equity instruments based on the accounting guidance in ASC Topic 480, "Distinguishing Liabilities from Equity," and ASC Topic 815, "Derivatives and Hedging," and that they qualified for an exception from derivative accounting under ASC Topic 815 because the forward sale transactions were indexed to its own stock. On December 19, 2013 and July 14, 2014, HEI settled 1.3 million and 1.0 million shares under the equity forward for proceeds of $32.1 million (net of the underwriting discount of $1.3 million) and $23.9 million (net of underwriting discount of $1.0 million), respectively which funds were ultimately used to purchase Hawaiian Electric shares.
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
For 2015, 2014 and 2013, the equity forward transactions did not have a material dilutive effect on HEI’s EPS.
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized losses on derivatives	Retirement benefit plans	AOCI	AOCI -retirement benefit plans
Balance, December 31, 2012	$10,761	$(760)	$(36,424)	$(26,423)	$(970)
Current period other comprehensive income (loss)	(14,424)	235	23,862	9,673	1,578
Balance, December 31, 2013	(3,663)	(525)	(12,562)	(16,750)	608
Current period other comprehensive income (loss)	4,125	236	(14,989)	(10,628)	(563)
Balance, December 31, 2014	462	(289)	(27,551)	(27,378)	45
Current period other comprehensive income (loss)	(2,334)	235	3,215	1,116	880
Balance, December 31, 2015	$(1,872)	$(54)	$(24,336)	$(26,262)	$925
Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI
Years ended December 31	2015	2014	2013	Affected line item in the Statement of Income
(in thousands)
HEI consolidated
Net realized gains on securities	$—	$(1,715)	$(738)	Revenues-bank (net gains on sales of securities)
Derivatives qualified as cash flow hedges
Interest rate contracts (settled in 2011)	235	236	235	Interest expense
Retirement benefit plan items
Amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost	22,465	11,344	23,280	See Note 10 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(25,139)	207,833	(222,595)	See Note 10 for additional details
Total reclassifications	$(2,439)	$217,698	$(199,818)
Hawaiian Electric consolidated
Retirement benefit plan items
Amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost	$20,381	$10,212	$20,694	See Note 10 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(25,139)	207,833	(222,595)	See Note 10 for additional details
Total reclassifications	$(4,758)	$218,045	$(201,901)

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
Postretirement benefits other than pensions.  HEI and the Utilities provide eligible employees health and life insurance benefits upon retirement under the Postretirement Welfare Benefits Plan for Employees of Hawaiian Electric Company, Inc. and participating employers (Hawaiian Electric Benefits Plan). Eligibility of employees and dependents is based on eligibility to retire at termination, the retirement date and the date of hire. The plan was amended in 2011, changing eligibility for certain bargaining unit employees hired prior to May 1, 2011, based on new minimum age and service requirements effective January 1, 2012, per the collective bargaining agreement, and certain management employees hired prior to May 1, 2011 based on new eligibility minimum age and service requirements effective January 1, 2012. The minimum age and service requirements for management and bargaining unit employees hired May 1, 2011 and thereafter have increased and their dependents are not eligible to receive postretirement benefits. Employees may be eligible to receive benefits from the HEI Pension Plan but may not be eligible for postretirement welfare benefits if the different eligibility requirements are not met.
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
Balance sheet recognition of the funded status of retirement plans.  Employers must recognize on their balance sheets the funded status of defined benefit pension and other postretirement benefit plans with an offset to AOCI in shareholders’ equity (using the projected benefit obligation (PBO) and accumulated postretirement benefit obligation (APBO), to calculate the funded status).
The PUC allowed the Utilities to adopt pension and OPEB tracking mechanisms in previous rate cases. The amount of the net periodic pension cost (NPPC) and net periodic benefits costs (NPBC) to be recovered in rates is established by the PUC in each rate case. Under the Utilities’ tracking mechanisms, any actual costs determined in accordance with GAAP that are over/under amounts allowed in rates are charged/credited to a regulatory asset/liability. The regulatory asset/liability for each utility will then be amortized over 5 years beginning with the respective utility’s next rate case. Accordingly, all retirement benefit expenses (except for executive life and nonqualified pension plan expenses, which amounted to $1.0 million and 1.2 million in 2015 and 2014, respectively) determined in accordance with GAAP will be recovered.
Under the tracking mechanisms, amounts that would otherwise be recorded in AOCI (excluding amounts for executive life and nonqualified pension plans), which amounts include the prepaid pension asset, net of taxes, as well as other pension and OPEB charges, are allowed to be reclassified as a regulatory asset, as those costs will be recovered in rates through the NPPC and NPBC in the future. The Utilities have reclassified to a regulatory asset/(liability) charges for retirement benefits that would otherwise be recorded in AOCI (amounting to the elimination of a potential charge to AOCI of $(41) million pretax and $340 million pretax for 2015 and 2014, respectively).
Under the pension tracking mechanism, the Utilities’ are required to make contributions to the pension trust in the amount of the actuarially calculated NPPC, except when limited by the ERISA minimum contribution requirements or the maximum contribution limitations on deductible contributions imposed by the Internal Revenue Code.
The OPEB tracking mechanisms generally require the Utilities to make contributions to the OPEB trust in the amount of the actuarially calculated NPBC, except when limited by material, adverse consequences imposed by federal regulations.
Retirement benefits expense for the Utilities for 2015, 2014 and 2013 was $30 million, $32 million and $30 million, respectively.

Defined benefit pension and other postretirement benefit plans information.  The changes in the obligations and assets of the Company’s and Utilities' retirement benefit plans and the changes in AOCI (gross) for 2015 and 2014 and the funded status of these plans and amounts related to these plans reflected in the Company’s and Utilities' consolidated balance sheet as of December 31, 2015 and 2014 were as follows:

	2015		2014
(in thousands)	Pension benefits	Other benefits	Pension benefits	Other benefits
HEI consolidated
Benefit obligation, January 1	$1,847,228	$219,209	$1,446,291	$176,099
Service cost	66,260	3,927	49,264	3,490
Interest cost	76,960	9,011	72,202	8,550
Actuarial losses (gains)	(124,239)	(2,911)	342,446	39,098
Benefits paid and expenses	(68,179)	(7,696)	(62,975)	(8,028)
Benefit obligation, December 31	1,798,030	221,540	1,847,228	219,209
Fair value of plan assets, January 1	1,266,060	180,332	1,186,669	179,330
Actual (loss) return on plan assets	(14,422)	(2,866)	81,123	9,149
Employer contributions	86,802	917	60,103	(257)
Benefits paid and expenses	(66,966)	(7,696)	(61,835)	(7,890)
Fair value of plan assets, December 31	1,271,474	170,687	1,266,060	180,332
Accrued benefit asset (liability), December 31	$(526,556)	$(50,853)	$(581,168)	$(38,877)
Other assets	$12,509	$—	$12,800	$—
Defined benefit pension and other postretirement benefit plans liability	(539,065)	(50,853)	(593,968)	(38,877)
Accrued benefit asset (liability), December 31	$(526,556)	$(50,853)	$(581,168)	$(38,877)
AOCI debit/(credit), January 1 (excluding impact of PUC D&Os)	$639,831	$20,933	$317,544	$(21,722)
Recognized during year – prior service credit (cost)	(4)	1,793	(88)	1,793
Recognized during year – net actuarial (losses) gains	(36,800)	(1,796)	(20,304)	11
Occurring during year – net actuarial losses (gains)	(21,264)	11,620	342,679	40,851
AOCI debit/(credit) before cumulative impact of PUC D&Os, December 31	581,763	32,550	639,831	20,933
Cumulative impact of PUC D&Os	(538,784)	(35,333)	(592,291)	(22,975)
AOCI debit/(credit), December 31	$42,979	$(2,783)	$47,540	$(2,042)
Net actuarial loss (gain)	$581,951	$44,845	$640,015	$35,022
Prior service gain	(188)	(12,295)	(184)	(14,089)
AOCI debit/(credit) before cumulative impact of PUC D&Os, December 31	581,763	32,550	639,831	20,933
Cumulative impact of PUC D&Os	(538,784)	(35,333)	(592,291)	(22,975)
AOCI debit/(credit), December 31	42,979	(2,783)	47,540	(2,042)
Income taxes (benefits)	(16,944)	1,084	(18,742)	795
AOCI debit/(credit), net of taxes (benefits), December 31	$26,035	$(1,699)	$28,798	$(1,247)

	2015		2014
(in thousands)	Pension benefits	Other benefits	Pension benefits	Other benefits
Hawaiian Electric consolidated
Benefit obligation, January 1	$1,690,777	$211,760	$1,320,810	$169,579
Service cost	64,262	3,870	47,597	3,392
Interest cost	70,529	8,700	65,979	8,234
Actuarial losses (gains)	(114,286)	(2,860)	314,210	38,488
Benefits paid and expenses	(63,037)	(7,598)	(57,819)	(7,933)
Transfers	1,445	118	—	—
Benefit obligation, December 31	1,649,690	213,990	1,690,777	211,760
Fair value of plan assets, January 1	1,129,005	177,256	1,058,260	176,291
Actual (loss) return on plan assets	(10,646)	(2,712)	69,242	9,036
Employer contributions	85,139	864	58,948	(274)
Benefits paid and expenses	(62,584)	(7,598)	(57,445)	(7,797)
Other	919	120	—	—
Fair value of plan assets, December 31	1,141,833	167,930	1,129,005	177,256
Accrued benefit asset (liability), December 31	$(507,857)	$(46,060)	$(561,772)	$(34,504)
Other liabilities (short-term)	(425)	(518)	(421)	(460)
Defined benefit pension and other postretirement benefit plans liability	(507,432)	(45,542)	(561,351)	(34,044)
Accrued benefit asset (liability), December 31	$(507,857)	$(46,060)	$(561,772)	$(34,504)
AOCI debit/(credit), January 1 (excluding impact of PUC D&Os)	$595,103	$20,090	$295,973	$(21,907)
Recognized during year – prior service credit (cost)	(40)	1,804	(62)	1,804
Recognized during year – net actuarial losses	(33,371)	(1,754)	(18,459)	—
Occurring during year – net actuarial losses (gains)	(20,574)	11,345	317,651	40,193
AOCI debit/(credit) before cumulative impact of PUC D&Os, December 31	541,118	31,485	595,103	20,090
Cumulative impact of PUC D&Os	(538,784)	(35,333)	(592,291)	(22,975)
AOCI debit/(credit), December 31	$2,334	$(3,848)	$2,812	$(2,885)
Net actuarial loss (gain)	$541,071	$43,784	$595,017	$34,192
Prior service cost (gain)	47	(12,299)	86	(14,102)
AOCI debit/(credit) before cumulative impact of PUC D&Os, December 31	541,118	31,485	595,103	20,090
Cumulative impact of PUC D&Os	(538,784)	(35,333)	(592,291)	(22,975)
AOCI debit/(credit), December 31	2,334	(3,848)	2,812	(2,885)
Income taxes (benefits)	(908)	1,497	(1,094)	1,122
AOCI debit/(credit), net of taxes (benefits), December 31	$1,426	$(2,351)	$1,718	$(1,763)
The Company does not expect any plan assets to be returned to the Company during the calendar year 2016.
The dates used to determine retirement benefit measurements for the defined benefit plans were December 31 of 2015, 2014 and 2013.
The Pension Protection Act of 2006 (Pension Protection Act) signed into law on August 17, 2006, amended the Employee Retirement Income Security Act of 1974 (ERISA).  Among other things, the Pension Protection Act changed the funding rules for qualified pension plans. On August 8, 2014, President Obama signed the latest change to the Pension Protection Act, the Highway and Transportation Funding Act of 2014 (HATFA). HATFA resulted in an increase of the Adjusted Funding Target Attainment Percentage (AFTAP) for benefit distribution purposes and eased funding requirements effective with the 2014 plan year (a plan sponsor could have elected to apply the provisions of HATFA to 2013, but the Company did not so elect). As a result, the minimum funding requirements for the HEI Retirement Plan under ERISA are less than the net periodic cost for 2014 and 2015. Nevertheless, to satisfy the requirements of the Utilities pension and OPEB tracking mechanisms, the Utilities contributed the net periodic cost in 2014 and 2015 and expect to contribute the net periodic cost in 2016.

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
For purposes of calculating NPPC and NPBC, the Company and the Utilities have determined the market-related value of retirement benefit plan assets by calculating the difference between the expected return and the actual return on the fair value of the plan assets, then amortizing the difference over future years – 0% in the first year and 25% in each of years two through five – and finally adding or subtracting the unamortized differences for the past four years from fair value. The method includes a 15% range restriction around the fair value of such assets (i.e., 85% to 115% of fair value).
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
The asset allocation of defined benefit retirement plans to equity and fixed income securities managers and related investment policy targets and ranges were as follows:

	Pension benefits[1]				Other benefits[2]
			Investment policy				Investment policy
December 31	2015	2014	Target	Range	2015	2014	Target	Range
Assets held by category
Equity securities managers	70%	73%	70%	65-75	70%	72%	70%	65-75
Fixed income securities managers	30	27	30	25-35	30	28	30	25-35
	100%	100%	100%		100%	100%	100%

[1]
Asset allocation for 2015 and 2014 is applicable to only HEI and the Utilities. In 2014, ASB revised its defined benefit pension plan asset allocation to a liability driven investment strategy and as of December 31, 2015 and 2014, nearly all of its pension assets were invested in fixed income securities.

[2]	Asset allocation for 2015 and 2014 is applicable to only HEI and the Utilities. ASB does not fund its other benefits.
See Note 16 for additional disclosures about the fair value of the retirement benefit plans’ assets.
The following weighted-average assumptions were used in the accounting for the plans:

	Pension benefits			Other benefits
December 31	2015	2014	2013	2015	2014	2013
Benefit obligation
Discount rate	4.60%	4.22%	5.09%	4.57%	4.17%	5.03%
Rate of compensation increase	3.5	3.5	3.5	NA	NA	NA
Net periodic pension/benefit cost (years ended)
Discount rate	4.22	5.09	4.13	4.17	5.03	4.07
Expected return on plan assets[1]	7.75	7.75	7.75	7.75	7.75	7.75
Rate of compensation increase	3.5	3.5	3.5	NA	NA	NA
NA  Not applicable
1 For 2015, HEI's and utilities' plan assets only. For 2015, ASB's expected return on plan assets was 4.22%.
The Company and the Utilities based their selection of an assumed discount rate for 2016 NPPC, NPBC and December 31, 2015 disclosure on a cash flow matching analysis that utilized bond information provided by Bloomberg for all non-callable, high quality bonds (i.e., rated AA- or better) as of December 31, 2015. In selecting the expected rate of return on plan assets for 2016 NPPC and NPBC: a) HEI and the Utilities considered economic forecasts for the types of investments held by the plans (primarily equity and fixed income investments), the Plans’ asset allocations, industry and corporate surveys and the past performance of the plans’ assets in selecting 7.75% and b) ASB considered its revised asset allocation in 2014 to a liability driven investment strategy in selecting 4.8%, which is consistent with the assumed discount rate as of December 31, 2015 with a 20 basis point active manager premium.
The Company and the Utilities adopted mortality tables published in October 2014 by the Society of Actuaries as its mortality assumptions as of December 31, 2014. The use of the RP-2014 Tables and the Mortality Improvement Scale MP-2014 had a significant effect on the Company’s and the Utilities’ benefit obligations and increased their costs and required contributions for 2015. The Company and the Utilities adopted revised mortality tables for their mortality assumptions as of December 31, 2015 (based on information published by the Society of Actuaries in October 2015), the use of which lowered obligations of the Company and Utilities as of December 31, 2015 and will lower their costs and required contributions in 2016.
As of December 31, 2015, the assumed health care trend rates for 2016 and future years were as follows: medical, 8%, grading down to 5% for 2028 and thereafter; dental, 5%; and vision, 4%. As of December 31, 2014, the assumed health care trend rates for 2015 and future years were as follows: medical, 7.25%, grading down to 5% for 2024 and thereafter; dental, 5%; and vision, 4%. Medicare Advantage reimbursements are expected to phase out by 2016. For post age 65, the medical trend is 3% higher than pre-65 for 2015 to reflect anticipated increases above the ordinary medical trend rates. Starting in 2016, pre-65 and post-65 health care trend rates are assumed to be the same .
The components of NPPC and NPBC were as follows:

	Pension benefits			Other benefits
(in thousands)	2015	2014	2013	2015	2014	2013
HEI consolidated
Service cost	$66,260	$49,264	$56,405	$3,927	$3,490	$4,306
Interest cost	76,960	72,202	64,788	9,011	8,550	7,569
Expected return on plan assets	(88,554)	(81,355)	(72,537)	(11,664)	(10,902)	(10,147)
Amortization of net prior service (gain) cost	4	88	(97)	(1,793)	(1,793)	(1,793)
Amortization of net actuarial losses (gains)	36,800	20,304	38,438	1,796	(11)	1,602
Net periodic pension/benefit cost	91,470	60,503	86,997	1,277	(666)	1,537
Impact of PUC D&Os	(40,011)	(13,324)	(38,104)	(240)	1,976	(1,458)
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	51,459	47,179	48,893	1,037	1,310	79
Hawaiian Electric consolidated
Service cost	$64,262	$47,597	$54,482	$3,870	$3,392	$4,163
Interest cost	70,529	65,979	59,119	8,700	8,234	7,288
Expected return on plan assets	(82,541)	(72,661)	(64,551)	(11,495)	(10,739)	(10,002)
Amortization of net prior service (gain) cost	40	62	(464)	(1,804)	(1,804)	(1,803)
Amortization of net actuarial losses	33,371	18,459	34,597	1,754	—	1,544
Net periodic pension/benefit cost	85,661	59,436	83,183	1,025	(917)	1,190
Impact of PUC D&Os	(40,011)	(13,324)	(38,104)	(240)	1,976	(1,458)
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$45,650	$46,112	$45,079	$785	$1,059	$(268)
The estimated prior service credit, net actuarial loss and net transition obligation for defined benefit plans that will be amortized from AOCI or regulatory assets into NPPC and NPBC during 2016 is as follows:

	HEI consolidated		Hawaiian Electric consolidated
(in millions)	Pension benefits	Other benefits	Pension benefits	Other benefits
Estimated prior service cost (credit)	$(0.1)	$(1.8)	$—	$(1.8)
Net actuarial loss	23.9	1.1	21.8	1.1
The Company recorded pension expense of $35 million, $32 million and $34 million and OPEB expense of $0.9 million, $1.2 million and $0.4 million in 2015, 2014 and 2013, respectively, and charged the remaining amounts primarily to electric utility plant. The Utilities recorded pension expense of $29 million, $31 million and $30 million and OPEB expense of $0.7 million, $1.0 million and nil in 2015, 2014 and 2013, respectively, and charged the remaining amounts primarily to electric utility plant.

The health care cost trend rate assumptions can have a significant effect on the amounts reported for other benefits. As of December 31, 2015, for the Company, a one-percentage-point increase in the assumed health care cost trend rates would have increased the total service and interest cost by $0.2 million and the accumulated postretirement benefit obligation (APBO) by $3.8 million, and a one-percentage-point decrease would have reduced the total service and interest cost by $0.3 million and the APBO by $4.4 million. As of December 31, 2015, for the Utilities, a one-percentage-point increase in the assumed health care cost trend rates would have increased the total service and interest cost by $0.2 million and the APBO by $3.7 million, and a one-percentage-point decrease would have reduced the total service and interest cost by $0.2 million and the APBO by $4.3 million.
HEI consolidated. The defined benefit pension plans with accumulated benefit obligations (ABOs), which do not consider projected pay increases (unlike the PBOs shown in the table above), in excess of plan assets as of December 31, 2015 and 2014, had aggregate ABOs of $1.5 billion and $1.5 billion, respectively, and plan assets of $1.2 billion and $1.2 billion, respectively. The defined benefit pension plans with PBOs in excess of plan assets as of December 31, 2015, had aggregate PBOs of $1.7 billion and plan assets of $1.2 billion. The defined benefit pension plans with PBOs in excess of plan assets as of December 31, 2014, had aggregate PBOs of $1.7 billion and plan assets of $1.2 billion. As of December 31, 2015 and 2014, the other postretirement benefit plans shown in the table above had ABOs in excess of plan assets.
The Company estimates that the cash funding for the qualified defined benefit pension plans in 2016 will be $65 million, which should fully satisfy the minimum required contributions to those plans, including requirements of the Utilities’ pension tracking mechanisms and the Plan’s funding policy. The Company's current estimate of contributions to its other postretirement benefit plans in 2016 is $49,000.
As of December 31, 2015, the benefits expected to be paid under all retirement benefit plans in 2016, 2017, 2018, 2019, 2020 and 2021 through 2025 amount to $80 million, $84 million, $87 million, $91 million, $96 million and $547 million, respectively.
Hawaiian Electric consolidated. The defined benefit pension plans with ABOs in excess of plan assets as of December 31, 2015 and 2014, had aggregate ABOs of $1.4 billion and $1.5 billion, respectively, and plan assets of $1.1 billion and $1.1 billion, respectively. All the defined benefit pension plans shown in the table above had PBOs in excess of plan assets as of December 31, 2015 and 2014. As of December 31, 2015 and 2014, the other postretirement benefit plan shown in the table above had ABOs in excess of plan assets.
The Utilities estimate that the cash funding for the qualified defined benefit pension plan in 2016 will be $64 million, which should fully satisfy the minimum required contributions to that Plan, including requirements of the pension tracking mechanisms and the Plan’s funding policy. The Utilities' current estimate of contributions to its other postretirement benefit plans in 2016 is $23,000.
As of December 31, 2015, the benefits expected to be paid under all retirement benefit plans in 2016, 2017, 2018, 2019, 2020 and 2021 through 2025 amounted to $74 million, $77 million, $80 million, $84 million, $88 million and $501 million, respectively.
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
For 2015, 2014 and 2013, the Company’s expense for its defined contribution pension plans under the HEIRSP and the ASB 401(k) Plan was $6 million, $5 million and $5 million, respectively, and cash contributions were $5 million, $5 million and $4 million, respectively. The Utilities’ expense for its defined contribution pension plan under the HEIRSP Plan for 2015, 2014 and 2013 was $1.5 million, $0.9 million and $0.6 million, respectively.

11 · Share-based compensation
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
As of December 31, 2015, approximately 3.5 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 0.5 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
As of May 11, 2010 (when the 2010 Equity and Incentive Plan became effective), no new awards could be granted under the 1987 Stock Option and Incentive Plan, as amended (SOIP). Since by March 2015 all of the shares of common stock for the outstanding SOIP grants and awards were issued or such grants and awards had expired, the remaining shares registered under the SOIP were deregistered and delisted.
For the SARs that were outstanding under the SOIP, the exercise price of each SAR generally equaled the fair market value of HEI’s stock on or near the date of grant. SARs and related dividend equivalents issued in the form of stock awards generally became exercisable in installments of 25% each year for four years, and expired if not exercised ten years from the date of the grant. SARs compensation expense was recognized in accordance with the fair value-based measurement method of accounting. The estimated fair value of each SAR grant was calculated on the date of grant using a Binomial Option Pricing Model. There were no outstanding SARs as of December 31, 2015.
The restricted shares that had been issued under the 2010 Equity and Incentive Plan became unrestricted in four equal annual increments on the anniversaries of the grant date and were forfeited to the extent they had not become unrestricted for terminations of employment during the vesting period, except accelerated vesting was provided for terminations by reason of death, disability and termination without cause. Restricted shares compensation expense had been recognized in accordance with the fair-value-based measurement method of accounting. Dividends on restricted shares were paid quarterly in cash. There were no outstanding restricted shares as of December 31, 2015.
Restricted stock units awarded under the 2010 Equity and Incentive Plan in 2015, 2014, 2013 and 2012 will vest and be issued in unrestricted stock in four equal annual increments on the anniversaries of the grant date and are forfeited to the extent they have not become vested for terminations of employment during the vesting period, except that pro-rata vesting is provided for terminations due to death, disability and retirement. Restricted stock units expense has been recognized in accordance with the fair-value-based measurement method of accounting. Dividend equivalent rights are accrued quarterly and are paid at the end of the restriction period when the associated restricted stock units vest.
Stock performance awards granted under the 2013-2015 and 2014-2016 long-term incentive plans (LTIPs) entitle the grantee to shares of common stock with dividend equivalent rights once service conditions and performance conditions are satisfied at the end of the three-year performance period. LTIP awards are forfeited for terminations of employment during the performance period, except that pro-rata participation is provided for terminations due to death, disability and retirement based upon completed months of service after a minimum of 12 months of service in the performance period. Compensation expense for the stock performance awards portion of the LTIP has been recognized in accordance with the fair-value-based measurement method of accounting for performance shares.
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of December 31, 2015, there were 141,044 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

(in millions)	2015	2014	2013
HEI consolidated
Share-based compensation expense[1]	$6.5	$9.3	$7.8
Income tax benefit	2.3	3.4	2.8
Hawaiian Electric consolidated
Share-based compensation expense[1]	1.9	3.1	2.3
Income tax benefit	0.7	1.2	0.9

[1]	$0.15 million, $0.16 million and $0.11 million of this share-based compensation expense was capitalized in 2015, 2014 and 2013, respectively.

Stock awards. HEI granted HEI common stock to nonemployee directors of HEI, Hawaiian Electric and ASB under the 2011 Director Plan as follows:

(dollars in millions)	2015	2014	2013
Shares granted	28,246	33,170	33,184
Fair value	$0.8	$0.8	$0.8
Income tax benefit	0.3	0.3	0.3
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI Common Stock on grant date.
Nonqualified stock options.  Information about HEI’s NQSOs was as follows:

	2013
	Shares	(1)
Outstanding, January 1	14,000	$20.49
Exercised	(14,000)	20.49
Outstanding, December 31	—	$—

(1)	Weighted-average exercise price
As of December 31, 2015, there were no NQSOs outstanding.
NQSO activity and statistics were as follows:

(in thousands)	2013
Cash received from exercise	$287
Intrinsic value of shares exercised [1]	128
Tax benefit realized for the deduction of exercises	50

[1]	Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalents exceeds the exercise price of the option.
Stock appreciation rights.  Information about HEI’s SARs is summarized as follows:

	2015		2014		2013
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	80,000	$26.18	164,000	$26.12	164,000	$26.12
Granted	—	—	—	—	—	—
Exercised	(80,000)	26.18	(22,000)	26.18	—	—
Forfeited	—	—	(62,000)	26.02	—	—
Expired	—	—	—	—	—	—
Outstanding, December 31	—	$—	80,000	$26.18	164,000	$26.12
Exercisable, December 31	—	$—	80,000	$26.18	164,000	$26.12

(1)	Weighted-average exercise price
As of December 31, 2015, there were no SARs outstanding.
SARs activity and statistics were as follows:

(in thousands)	2015	2014	2013
Intrinsic value of shares exercised [1]	$502	$29	$—
Tax benefit realized for the deduction of exercises	82	11	—

[1]	Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalents exceeds the exercise price of the right.

Restricted shares and restricted stock awards.  Information about HEI’s grants of restricted shares and restricted stock awards was as follows:

	2014		2013
	Shares	(1)	Shares	(1)
Outstanding, January 1	4,503	$22.21	9,005	$22.21
Granted	—	—	—	—
Vested	(4,503)	22.21	(4,502)	22.21
Forfeited	—	—	—	—
Outstanding, December 31	—	$—	4,503	$22.21

(1)	Weighted-average grant-date fair value per share based on the closing or average price of HEI common stock on the date of grant.
For 2014 and 2013, total restricted stock vested had a grant-date fair value of $0.1 million and $0.1 million, respectively, and the tax benefits realized for the tax deductions related to restricted stock awards were nil for 2014 and 2013.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	2015		2014		2013
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	261,235	$25.77	288,151	$25.17	315,094	$22.82
Granted	85,772	33.69	117,786	25.17	111,231	26.88
Vested	(102,173)	25.67	(144,702)	24.09	(118,885)	20.48
Forfeited	(34,200)	27.09	—	—	(19,289)	25.62
Outstanding, December 31	210,634	$28.82	261,235	$25.77	288,151	$25.17
Total weighted-average grant-date fair value of shares granted ($ millions)	$2.9		$3.0		$3.0

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For 2015, 2014 and 2013, total restricted stock units and related dividends that vested had a fair value of $3.7 million, $4.1 million and $3.7 million, respectively, and the related tax benefits were $1.1 million, $1.2 million and $0.9 million, respectively.
As of December 31, 2015, there was $3.9 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.5 years.
Long-term incentive plan payable in stock.  The 2013-2015 LTIP and 2014-2016 LTIP provide for performance awards under the original EIP of shares of HEI common stock based on the satisfaction of performance goals considered to be a market condition and service conditions. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made subject to the achievement of specified performance levels. The potential payout varies from 0% to 200% of the number of target shares depending on achievement of the goals. The LTIP performance goals for the LTIP periods include awards with a market goal based on total return to shareholders (TRS) of HEI stock as a percentile to the Edison Electric Institute Index over the applicable three-year period. In addition, the 2013-2015 LTIP and 2014-2016 LTIP have performance goals related to levels of HEI consolidated net income, HEI consolidated return on average common equity (ROACE), Hawaiian Electric consolidated net income, Hawaiian Electric consolidated ROACE and ASB net income - all based on the applicable three-year averages, and ASB return on assets relative to performance peers. The 2015-2017 LTIP provides for performance awards payable in cash, and thus, is not included in the tables below.

LTIP linked to TRS.  Information about HEI’s LTIP grants linked to TRS was as follows:

	2015		2014		2013
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	257,956	$28.45	232,127	$32.88	239,256	$29.12
Granted	—	—	97,524	22.95	91,038	32.69
Vested (settled or lapsed)	(75,915)	30.71	(70,189)	35.46	(87,753)	22.45
Forfeited	(19,541)	26.25	(1,506)	28.32	(10,414)	32.72
Outstanding, December 31	162,500	$27.66	257,956	$28.45	232,127	$32.88
Total weighted-average grant-date fair value of shares granted ($ millions)	$—		$2.2		$3.0

(1)	Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
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
For 2015, 2014 and 2013, total vested LTIP awards linked to TRS and related dividends had a fair value of nil, nil and $2.2 million, respectively, and the related tax benefits were nil, nil and $0.9 million, respectively. For 2015 and 2014, all of the shares vested (which were granted at target level based on the satisfaction of TRS performance) for the 2012-2014 LTIP and 2011-2013 LTIP lapsed. Of the 87,753 shares vested and granted (at target level based on the satisfaction of TRS performance) for the 2010-2012 LTIP, the HEI Compensation Committee approved settlement of 70,205 shares of HEI common stock in February 2013 (17,548 of the vested shares lapsed).
As of December 31, 2015, there was $0.5 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TRS. The cost is expected to be recognized over a weighted-average period of 1 year.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	2015		2014		2013
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	364,731	$26.01	296,843	$26.14	247,175	$25.04
Granted	—	—	129,603	25.18	120,399	26.89
Vested and settled	(121,249)	26.05	(65,089)	24.95	(18,280)	18.95
Increase above target (cancelled)	3,412	26.89	4,949	26.70	(41,599)	24.97
Forfeited	(24,247)	25.82	(1,575)	26.07	(10,852)	26.20
Outstanding, December 31	222,647	$26.02	364,731	$26.01	296,843	$26.14
Total weighted-average grant-date fair value of shares granted (at target performance levels) ($ millions)	$—		$3.3		$3.2

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.

For 2015, 2014 and 2013, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $4.7 million, $1.9 million and $0.6 million, respectively, and the related tax benefits were $1.8 million, $0.8 million and $0.2 million, respectively.
As of December 31, 2015, there was $1.0 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TRS. The cost is expected to be recognized over a weighted-average period of 1 year.

12 · Income taxes
The components of income taxes attributable to net income for common stock were as follows:

	HEI consolidated			Hawaiian Electric consolidated
Years ended December 31	2015	2014	2013	2015	2014	2013
(in thousands)
Federal
Current (1)	$44,343	$(8,959)	$(295)	$—	$1,108	$1,313
Deferred (1)	36,664	91,412	73,473	68,757	68,775	58,024
Deferred tax credits, net	318	—	224	318	—	224
	81,325	82,453	73,402	69,075	69,883	59,561
State
Current (1)	2,402	(5,793)	(630)	(1,048)	(9,436)	(3,720)
Deferred (1)	4,768	12,813	6,672	6,869	14,172	6,483
Deferred tax credits, net	4,526	6,106	6,793	4,526	6,106	6,793
	11,696	13,126	12,835	10,347	10,842	9,556
Total	$93,021	$95,579	$86,237	$79,422	$80,725	$69,117

(1)	HEI Consolidated amounts for 2014 and 2013 have been updated to reflect the first quarter 2015 adoption of ASU No. 2014-01. See Note 1 for a discussion of the adoption of ASU No. 2014-01
A reconciliation of the amount of income taxes computed at the federal statutory rate of 35% to the amount provided in the consolidated statements of income was as follows:

	HEI consolidated			Hawaiian Electric consolidated
Years ended December 31	2015	2014	2013	2015	2014	2013
(in thousands)
Amount at the federal statutory income tax rate (1)	$89,176	$92,959	$87,442	$75,996	$77,126	$67,914
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit (1)	8,097	9,073	8,667	6,726	7,047	6,211
Other, net (1)	(4,252)	(6,453)	(9,872)	(3,300)	(3,448)	(5,008)
Total	$93,021	$95,579	$86,237	$79,422	$80,725	$69,117
Effective income tax rate	36.5%	36.0%	34.5%	36.6%	36.6%	35.6%

(1)	HEI Consolidated amounts for 2014 and 2013 have been updated to reflect the first quarter 2015 adoption of ASU No. 2014-01. See Note 1 for a discussion of the adoption of ASU No. 2014-01.
The Company's effective tax rate increased in 2015 and 2014 compared to 2013 primarily due to the increase in nondeductible merger costs. The Company's effective tax rate increase in 2014 compared to 2013 was also due to the $2.7 million out-of-period income tax benefits recognized in 2013 (see “Out-of-period income tax benefit” below). The Utilities' effective tax rate increased in 2014 compared to 2013 primarily due to the out-of-period income tax benefits.

The tax effects of book and tax basis differences that give rise to deferred tax assets and liabilities were as follows:

	HEI consolidated		Hawaiian Electric consolidated
December 31	2015	2014	2015	2014
(in thousands)
Deferred tax assets
Net operating loss	$—	$—	$37,283	$51,936
Other (1)	64,870	56,526	20,238	17,663
Total deferred tax assets	64,870	56,526	57,521	69,599
Deferred tax liabilities
Property, plant and equipment related	492,441	448,723	489,884	446,259
Repairs deduction	104,081	86,408	104,081	86,408
Regulatory assets, excluding amounts attributable to property, plant and equipment	34,261	33,795	34,261	33,795
Deferred RAM and RBA revenues	26,400	32,889	26,400	32,889
Retirement benefits	42,006	25,336	44,991	28,758
Other (1)	46,558	62,945	12,710	14,929
Total deferred tax liabilities	745,747	690,096	712,327	643,038
Net deferred income tax liability	$680,877	$633,570	$654,806	$573,439

(1)
HEI consolidated and Hawaiian Electric consolidated amounts as of December 31, 2014 have been updated to reflect the Company's adoption of ASU No. 2014-01 and the Utilities' adoption of ASU No. 2015-17, respectively. See Note 1 for a discussion of the Company's adoption of ASU No. 2014-01 and the Utilities’ adoption of ASU No. 2015-17.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Based upon historical taxable income and projections for future taxable income, management believes it is more likely than not the Company and the Utilities will realize substantially all of the benefits of the deferred tax assets. As of December 31, 2015, the valuation allowance for deferred tax benefits is not significant. In 2015, the net deferred income tax liability continued to increase primarily as a result of accelerated tax deductions taken for bonus depreciation that was retroactively enacted in the Protecting Americans from Tax Hikes (PATH) Act of 2015. The Utilities are included in the consolidated federal and Hawaii income tax returns of HEI and are subject to the provisions of HEI’s tax sharing agreement, which determines each subsidiary’s (or subgroup's) income tax return liabilities and refunds on a standalone basis as if it filed a separate return (or subgroup consolidated return). Consequently, although HEI consolidated does not anticipate any unutilized net operating loss (NOL) as of December 31, 2015, standalone Hawaiian Electric consolidated expects an unutilized NOL for federal tax purposes in accordance with the HEI tax sharing agreement. The Hawaiian Electric deferred tax asset associated with this NOL as of December 31, 2015 has decreased from December 31, 2014 as shown above.
HEI consolidated. In 2014 and 2013, credit adjustments to interest expense on income taxes was reflected in “Interest expense – other than on deposit liabilities and other bank borrowings” in the amount of $1.7 million and $0.3 million, respectively. The credit adjustments to interest expense were primarily due to the resolution of tax issues with the Internal Revenue Service (IRS). As of December 31, 2015 and 2014, the total amount of accrued interest related to uncertain tax positions and recognized on the balance sheet in “Interest and dividends payable” was $0.1 million and nil, respectively. As of December 31, 2015, the total amount of liability for uncertain tax positions was $3.6 million.
Hawaiian Electric consolidated. In 2014 and 2013, credit adjustments to interest expense on income taxes was reflected in “Interest and other charges” in the amount of $0.7 million and $0.3 million, respectively. The credit adjustments to interest expense were primarily due to the resolution of tax issues with the IRS. As of December 31, 2015 and 2014, the total amount of accrued interest related to uncertain tax positions was $0.1 million. As of December 31, 2015, the total amount of liability for uncertain tax positions was $3.6 million.

The changes in total unrecognized tax benefits were as follows:

	HEI consolidated			Hawaiian Electric consolidated
(in millions)	2015	2014	2013	2015	2014	2013
Unrecognized tax benefits, January 1	$—	$0.9	$0.8	$—	$0.5	0.4
Additions based on tax positions taken during the year	—	—	—	—	—	—
Reductions based on tax positions taken during the year	—	—	—	—	—	—
Additions for tax positions of prior years	3.6	0.1	0.5	3.6	0.1	0.5
Reductions for tax positions of prior years	—	—	(0.4)	—	—	(0.4)
Settlements		(1.0)	—	—	(0.6)	—
Lapses of statute of limitations	—	—	—	—	—	—
Unrecognized tax benefits, December 31	$3.6	$—	$0.9	$3.6	$—	$0.5
As of December 31, 2015, the disclosures above present the Company’s and the Utilities' accruals for potential tax liabilities and related interest. Based on information currently available, the Company and the Utilities believe these accruals have adequately provided for potential income tax issues with federal and state tax authorities and related interest, and that the ultimate resolution of tax issues for all open tax periods will not have a material adverse effect on its results of operations, financial condition or liquidity.
In 2014, the IRS completed its examination of the Company’s federal income tax returns for tax years 2010 and 2011. In October 2014, the Company and the IRS reached an agreement on all adjustments, primarily related to depreciation , resulting in no material impacts to the income statement. Tax years 2011 through 2014 remain subject to examination by the Department of Taxation of the State of Hawaii.
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
Recent tax developments. The Utilities adopted the safe harbor guidelines with respect to network (transmission and distribution) assets in 2011 and, in June 2013, the IRS released a revenue procedure relating to deductions for repairs of generation property, which provides some guidance (that is elective) for taxpayers that own steam or electric generation property. This guidance defines the relevant components of generation property to be used in determining whether such component expenditures should be deducted as repairs or capitalized and depreciated by taxpayers. The revenue procedure also provides an extrapolation methodology that could be used by taxpayers in determining deductions for prior years’ repairs without going back to the specific documentation of those years. The guidance does not provide specific methods for determining the repairs amount. Management has adopted a method believed to be consistent with this guidance in its 2014 tax return filed in September 2015.
On December 18, 2015, Congress passed, and President Obama signed into law, the “Protecting Americans from Tax Hikes (PATH) Act of 2015” and the “Consolidating Appropriations Act, 2016,” providing government funding and a number of significant tax changes.
The provision with the greatest impact on the Company is the extension of bonus depreciation. The PATH Act retroactively extended 50% bonus depreciation for qualified property acquired and placed in service in 2015 and continues 50% bonus depreciation through 2017. The bonus depreciation percentage decreases to 40% in 2018 and 30% in 2019 and terminates thereafter. The extension of bonus depreciation is expected to result in an increase in 2015 tax depreciation of approximately $117 million, primarily attributable to the Utilities. The PATH Act also made the research credit permanent, providing a 20% credit on the amount that the cost of qualified research expenditures for the tax year exceeds an amount based on prior expenditures.
Additionally, the “Consolidating Appropriations Act, 2016” extended a variety of energy-related credits that were expired or soon to expire. These credits include the production credit for wind facilities and the 30% investment credit for qualified solar energy property, with various phase-out dates through 2021.

13 · Cash flows

Years ended December 31	2015	2014	2013
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates	$83	$84	$85
Income taxes paid	75	47	18
Income taxes refunded	55	24	4
Hawaiian Electric consolidated
Interest paid to non-affiliates	61	61	59
Income taxes paid	13	6	6
Income taxes refunded	12	8	32
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment-unpaid invoices and accruals (investing)	5	43	(12)
Common stock dividends reinvested in HEI common stock (financing) [1]	—	—	24
Loans transferred from held for investment to held for sale (investing to operating)	—	—	25
Real estate acquired in settlement of loans (investing)	1	3	4
Real estate transferred from property, plant and equipment to other assets held-for-sale (investing)	5	—	—
Obligations to fund low income housing investments, net (operating)	4	14	1
Hawaiian Electric consolidated
Electric utility property, plant and equipment
AFUDC-equity (operating)	7	7	6
Estimated fair value of noncash contributions in aid of construction (investing)	3	3	5
Unpaid invoices and accruals (investing)	5	40	(12)
Refinancing of long-term debt (financing)	47	—	—

[1]	The amounts shown represents common stock dividends reinvested in HEI common stock under the HEI DRIP in noncash transactions.

14 · Regulatory restrictions on net assets
As of December 31, 2015, the Utilities could not transfer approximately $711 million of net assets to HEI in the form of dividends, loans or advances without PUC approval.
ASB is required to notify the FRB and OCC prior to making any capital distribution (including dividends) to HEI (through ASB Hawaii). Generally, the FRB and OCC may disapprove or deny ASB’s request to make a capital distribution if the proposed distribution will cause ASB to become undercapitalized, or the proposed distribution raises safety and soundness concerns, or the proposed distribution violates a prohibition contained in any statute, regulation or agreement between ASB and the OCC. As of December 31, 2015, ASB could transfer approximately $141 million of net assets to HEI in the form of dividends and still maintain its “well-capitalized” position.
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
Other borrowings. For advances and repurchase agreements, fair value is estimated using quantitative discounted cash flow models that require the use of interest rate inputs that are currently offered for advances and repurchase agreements of similar remaining maturities. The majority of market inputs are actively quoted and can be validated through external sources including broker market transactions and third party pricing services.
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
The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments. For stock in Federal Home Loan Bank, the carrying amount is a reasonable estimate of fair value because it can only be redeemed at par. For bank-owned life insurance, the carrying amount is the cash surrender value of the insurance policies, which is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
December 31, 2015
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment securities	820,648	—	820,648	—	820,648
Stock in Federal Home Loan Bank	10,678	—	10,678	—	10,678
Loans receivable, net	4,570,412	—	4,639	4,744,886	4,749,525
Mortgage servicing rights	8,444	—	—	11,790	11,790
Bank-owned life insurance	138,139	—	138,139	—	138,139
Derivative assets	22,616	—	385	—	385
Financial liabilities
Deposit liabilities	5,025,254	—	5,024,500	—	5,024,500
Short-term borrowings—other than bank	103,063	—	103,063	—	103,063
Other bank borrowings	328,582	—	333,392	—	333,392
Long-term debt, net—other than bank	1,586,546	—	1,669,087	—	1,669,087
The Utilities' long-term debt, net (included in amount above)	1,286,546	—	1,363,766	—	1,363,766
Derivative liabilities	23,269	15	15	—	30
December 31, 2014
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment securities	550,394	—	550,394	—	550,394
Stock in Federal Home Loan Bank	69,302	—	69,302	—	69,302
Loans receivable, net	4,397,457	—	8,713	4,570,109	4,578,822
Mortgage servicing rights	11,540	—	—	14,504	14,504
Bank-owned life insurance	134,115	—	134,115	—	134,115
Derivative assets	30,120	—	398	—	398
Financial liabilities
Deposit liabilities	4,623,415	—	4,623,773	—	4,623,773
Short-term borrowings—other than bank	118,972	—	118,972	—	118,972
Other bank borrowings	290,656	—	298,837	—	298,837
Long-term debt, net—other than bank	1,506,546	—	1,622,736	—	1,622,736
The Utilities' long-term debt, net (included in amount above)	1,206,546	—	1,313,893	—	1,313,893
Derivative liabilities	32,043	71	43	—	114

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

December 31	2015			2014
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds (“other” segment)	$—	$10	$—	$—	$10	$—
Available-for-sale investment securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$607,689	$—	$—	$430,834	$—
U.S. Treasury and federal agency obligations	—	212,959	—	—	119,560	—
	$—	$820,648	$—	$—	$550,394	$—
Derivative assets [1]
Interest rate lock commitments	$—	$384	$—	$—	$393	$—
Forward commitments	—	1	—	—	5	—
	$—	$385	$—	$—	$398	$—
Derivative liabilities [1]
Interest rate lock commitments	$—	$—	$—	$—	$3	$—
Forward commitments	15	15	—	71	40	—
	$15	$15	$—	$71	$43	$—

[1]	Derivatives are carried at fair value with changes in value reflected in the balance sheet in other assets or other liabilities and included in mortgage banking income.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2015 and 2014.
Fair value measurements on a nonrecurring basis.  Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. The carrying value of assets measured at fair value on a nonrecurring basis were as follows:

		Fair value measurements using
(in thousands)	Balance	Level 1	Level 2	Level 3
December 31, 2015
Loans	$178	$—	$—	$178
Real estate acquired in settlement of loans	1,030	—	—	1,030
December 31, 2014
Loans	2,445	—	—	2,445
Real estate acquired in settlement of loans	288	—	—	288
Mortgage servicing rights	1,240	—	—	1,240
For 2015 and 2014, there were no adjustments to fair value for ASB’s loans held for sale.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobsetvable input value (1)
(dollars in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
December 31, 2015
Residential loans	$50	Fair value of property or collateral	Appraised value less 7% selling cost		N/A (2)
Home equity lines of credit	128	Fair value of property or collateral	Appraised value less 7% selling cost		N/A (2)
Total loans	$178

Real estate acquired in settlement of loans	$1,030	Fair value of property or collateral	Appraised value less 7% selling cost	100%	100%
December 31, 2014
Residential loans	$2,297	Fair value of property or collateral	Appraised value less 7% selling cost	39-99%	83%
Home equity lines of credit	3	Fair value of property or collateral	Appraised value less 7% selling cost		N/A (2)
Commercial loans	145	Fair value of property or collateral	Fair value of business assets		N/A (2)
Total loans	$2,445

Real estate acquired in settlement of loans	$288	Fair value of property or collateral	Appraised value less 7% selling cost	100%	100%

Mortgage servicing rights	$1,240	Discounted cash flow	Prepayment speed	6.7-22.4%	12.2%
			Discount rate	9.6%	9.6%

(1)	Represent percent of outstanding principal balance.

(2)	N/A - Not applicable. There is one loan in each fair value measurement type.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

Retirement benefit plans
Assets held in various trusts for the retirement benefit plans are measured at fair value on a recurring basis and were as follows:

	Pension benefits				Other benefits
		Fair value measurements using				Fair value measurements using
(in millions)	December 31	Level 1	Level 2	Level 3	December 31	Level 1	Level 2	Level 3
2015
Equity securities	$640	$640	$—	$—	$92	$92	$—	$—
Equity index funds	119	119	—	—	17	17	—	—
Fixed income securities and public mutual funds	425	85	340	—	48	41	7	—
Pooled and mutual funds and other	84	3	81	—	14	4	10	—
Total	$1,268	$847	$421	$—	$171	$154	$17	$—
Cash, receivables and payables, net	3				—
Fair value of plan assets	$1,271				$171
2014
Equity securities	$649	$649	$—	$—	$99	$99	$—	$—
Equity index funds	132	132	—	—	19	19	—	—
Fixed income securities and public mutual funds	428	121	307	—	49	43	6	—
Pooled and mutual funds and other	82	1	81	—	14	3	11	—
Total	1,291	$903	$388	$—	181	$164	$17	$—
Cash, receivables and payables, net	(25)				(1)
Fair value of plan assets	$1,266				$180
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
The Company used the following valuation methodologies for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2015 and 2014.
Equity securities, equity index funds, U.S. Treasury fixed income securities and public mutual funds (Level 1).  Equity securities, equity index funds, U.S. Treasury fixed income securities and public mutual funds are valued at the closing price reported on the active market on which the individual securities or funds are traded.
Fixed income securities and pooled and mutual funds and other (Level 2).  Fixed income securities, other than those issued by the U.S. Treasury, are valued based on yields currently available on comparable securities of issuers with similar credit ratings. Pooled and mutual funds include commingled equity funds and other closed funds (some of which are not open to public investment) and are valued at the net asset value per share. “Other” consists primarily of fixed income securities purchased as part of the retirement benefit plans’ cash management process.

17 · Other related-party transactions
Mr. Timothy Johns, a member of the Hawaiian Electric Board of Directors, is an executive officer of Hawaii Medical Service Association (HMSA). Ms. Susan Li, an executive of Hawaiian Electric, is the Vice Chairperson of the Hawaii Dental Service (HDS) Board of Directors. The Company’s HMSA costs and expense (for health insurance premiums, claims plus administration expense and stop-loss insurance coverages) and HDS costs and expense (for dental insurance premiums) and the Utilities’ HMSA costs and expense (for health insurance premiums) and HDS costs and expense (for dental insurance premiums) were as follows:

	HEI consolidated			Hawaiian Electric consolidated
(in millions)	2015	2014	2013	2015	2014	2013
HMSA costs	$30	$25	$23	$23	$20	$18
HMSA expense*	21	18	17	14	13	12
HDS costs	3	3	3	2	2	2
HDS expense*	2	2	2	1	1	1
* Charged the remaining costs primarily to electric utility plant.
The costs and expense in the table above are gross amounts (i.e., not net of employee contributions to employee benefits).

18 · Quarterly information (unaudited)
Selected quarterly information was as follows:

	Quarters ended				Years ended
(in thousands, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31	December 31
HEI consolidated
2015
Revenues	$637,862	$623,912	$717,176	$624,032	$2,602,982
Operating income	69,506	72,730	97,095	83,222	322,553
Net income	32,339	35,491	51,144	42,793	161,767
Net income for common stock	31,866	35,018	50,673	42,320	159,877
Basic earnings per common share [1]	0.31	0.33	0.47	0.39	1.50
Diluted earnings per common share [2]	0.31	0.33	0.47	0.39	1.50
Dividends per common share	0.31	0.31	0.31	0.31	1.24
Market price per common share [3]
High	34.86	32.58	31.28	30.29	34.86
Low	31.75	29.62	27.02	27.45	27.02
2014
Revenues	$783,749	$798,657	$867,096	$790,040	$3,239,542
Operating income	89,214	83,183	92,036	68,167	332,600
Net income	46,260	41,754	48,279	33,726	170,019
Net income for common stock	45,787	41,281	47,808	33,253	168,129
Basic earnings per common share [1]	0.45	0.41	0.47	0.32	1.65
Diluted earnings per common share [2]	0.45	0.41	0.46	0.32	1.63
Dividends per common share	0.31	0.31	0.31	0.31	1.24
Market price per common share [3]
High	26.80	25.65	26.89	35.00	35.00
Low	24.39	23.04	22.71	26.04	22.71
Hawaiian Electric consolidated
2015
Revenues	$573,442	$558,163	$648,127	$555,434	$2,335,166
Operating income	57,636	66,161	82,657	67,662	274,116
Net income	27,373	33,340	43,504	33,492	137,709
Net income for common stock	26,874	32,841	43,006	32,993	135,714
2014
Revenues	720,062	738,429	803,565	725,267	2,987,323
Operating income	70,666	70,068	76,156	58,878	275,768
Net income	35,919	34,729	39,377	29,611	139,636
Net income for common stock	35,420	34,230	38,879	29,112	137,641
Note: HEI owns all of Hawaiian Electric's common stock, therefore per share data for Hawaiian Electric is not meaningful.

[1]	The quarterly basic earnings per common share are based upon the weighted-average number of shares of common stock outstanding in each quarter.

[2]	The quarterly diluted earnings per common share are based upon the weighted-average number of shares of common stock outstanding in each quarter plus the dilutive incremental shares at quarter end.

[3]	Market prices of HEI common stock (symbol HE) shown are as reported on the NYSE Composite Tape.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
HEI and Hawaiian Electric: None

ITEM 9A.	CONTROLS AND PROCEDURES
HEI:
Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015.
The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by HEI in the reports that it files or submits under the Security Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation, as of December 31, 2015, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of the material weakness in the Company’s internal control over financial reporting described below.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Based upon that assessment, management has identified the following deficiency as of December 31, 2015 in the Company’s internal control over financial reporting:
The Company did not maintain effective controls over the preparation and review of its consolidated statement of cash flows. Specifically, controls were not designed to ensure that non-cash transactions were properly identified, evaluated and presented in the statement of cash flows, and management’s review process was not effective. The control deficiency resulted in the restatement of the net cash provided by operating activities and the net cash used in investing activities for the year ended December 31, 2013 and for the three months ended March 31, 2015 and 2014, and the six months ended June 30, 2015 and 2014. The control deficiency also resulted in the revision of the net cash provided by operating activities and the net cash used in investing activities for the year ended December 31, 2014 and for the nine months ended September 30, 2014.
This control deficiency could result in a misstatement of the amounts of the foregoing items and disclosures that would result in a material misstatement of the annual or interim Consolidated Statements of Cash Flows that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on criteria in Internal Control-Integrated Framework (2013) issued by the COSO.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.
Changes in Internal Control Over Financial Reporting
As described below under “Remediation Plans and Other Information”, there were changes in internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Plans and Other Information
The Company’s management, with oversight from its Audit Committee of the Board of Directors of HEI, is actively engaged in remediation efforts to address the material weakness identified above. Management has taken and will take a number of actions to remediate this material weakness including, but not limited to, a roll forward reconciliation and review of the capital expenditures amount included in the Consolidated Statements of Cash Flows, and enhancing templates to facilitate the preparation and review of cash flows. New controls relating to the preparation and review of the Statement of Cash Flows (including improved spreadsheet templates, a reconciliation of cash capital expenditures, enhanced procedures to identify non-cash items, and an additional level of management review) have been implemented and will continue to be tested for operational effectiveness. Management is committed to maintaining a strong internal control environment and believes this remediation effort, when tested for a sufficient period of time, will remediate the material weakness. Management cannot provide assurance, however, that the steps taken will remediate such weakness, nor can management be certain of whether additional actions will be required or the costs of any such actions.
Hawaiian Electric:

Disclosure Controls and Procedures
Management of Hawaiian Electric, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Hawaiian Electric’s disclosure controls and procedures as of December 31, 2015.
Hawaiian Electric's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by Hawaiian Electric in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of Hawaiian Electric, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation, as of December 31, 2015, Hawaiian Electric’s Chief Executive Officer and Chief Financial Officer have concluded that Hawaiian Electric’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of the material weakness in Hawaiian Electric’s internal control over financial reporting described below.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, Hawaiian Electric’s Chief Executive Officer and Chief Financial Officer and effected by Hawaiian Electric’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of Hawaiian Electric’s internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Hawaiian Electric’s annual or interim financial statements will not be prevented or detected on a timely basis.
Based upon that assessment, management has identified the following deficiency as of December 31, 2015 in Hawaiian Electric’s internal control over financial reporting:
Hawaiian Electric did not maintain effective controls over the preparation and review of its consolidated statement of cash flows. Specifically, controls were not designed to ensure that non-cash transactions were properly identified, evaluated and presented in the statement of cash flows, and management’s review process was not effective. The control deficiency resulted in the restatement of the net cash provided by operating activities and the net cash used in investing activities for the year ended December 31, 2013 and for the three months ended March 31, 2015 and 2014, and the six months ended June 30, 2015 and 2014. The control deficiency also resulted in the revision of the net cash provided by operating activities and the net cash used in investing activities for the year ended December 31, 2014 and for the nine months ended September 30, 2014.
This control deficiency could result in a misstatement of the amounts of the foregoing items and disclosures that would result in a material misstatement of the annual or interim Consolidated Statements of Cash Flows that would not be prevented or detected. Accordingly, Hawaiian Electric’s management has determined that this control deficiency constitutes a material weakness.
Because of this material weakness, management concluded that Hawaiian Electric did not maintain effective internal control over financial reporting as of December 31, 2015, based on criteria in Internal Control-Integrated Framework (2013) issued by the COSO.
Changes in Internal Control Over Financial Reporting
As described below under “Remediation Plans and Other Information”, there were changes in internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.
Remediation Plans and Other Information
Hawaiian Electric’s management, with oversight from its Audit Committee of the Board of Directors of Hawaiian Electric, is actively engaged in remediation efforts to address the material weakness identified above. Management has taken and will take a number of actions to remediate this material weakness including, but not limited to, a roll forward reconciliation and review of the capital expenditures amount included in the Consolidated Statements of Cash Flows, and enhancing templates to facilitate the preparation and review of cash flows. New controls relating to the preparation and review of the Statement of Cash Flows (including improved spreadsheet templates, a reconciliation of cash capital expenditures, enhanced procedures to identify non-cash items, and an additional level of management review) have been implemented and will continue to be tested for operational effectiveness. Management is committed to maintaining a strong internal control environment and believes this remediation effort, when tested for a sufficient period of time, will remediate the material weakness. Management cannot provide assurance, however, that the steps taken will remediate such weakness, nor can management be certain of whether additional actions will be required or the costs of any such actions.

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

Name	Age	Business experience for last 5 years and prior positions with the Company
Constance H. Lau	63
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
·   ASB Chairman of the Board and Chief Executive Officer, 2/08 to 11/10
·   ASB Chairman of the Board, President and Chief Executive Officer, 5/06 to 1/08
·   ASB President and Chief Executive Officer and Director, 6/01 to 5/06
·   ASB Senior Executive Vice President and Chief Operating Officer and Director, 12/99 to 5/01
·   HEI Treasurer, 4/89 to 10/99
·   HEI Power Corp. Financial Vice President and Treasurer, 5/97 to 8/99
·   Hawaiian Electric Treasurer and HEI Assistant Treasurer, 12/87 to 4/89
·   Hawaiian Electric Assistant Corporate Counsel, 9/84 to 12/87

James A. Ajello	62
HEI Executive Vice President and Chief Financial Officer since 8/13
ASB Hawaii Director since 8/09
·    HEI Executive Vice President, Chief Financial Officer and Treasurer, 5/11 to 8/13
·    HEI Senior Financial Vice President, Treasurer and Chief Financial Officer, 1/09 to 5/11

Chester A. Richardson	67
HEI Executive Vice President, General Counsel, Secretary and Chief Administrative Officer since 5/11
·   HEI Senior Vice President, General Counsel, Secretary and Chief Administrative Officer, 9/09 to 5/11
·   HEI Senior Vice President, General Counsel and Chief Administrative Officer, 12/08 to 9/09
·   HEI Vice President, General Counsel, 8/07 to 12/08

Alan M. Oshima	68
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
        Telcom Communications, Inc. (Hawaiian Telcom), Senior Advisor, 2008-10

Richard F. Wacker	53	ASB President and Chief Executive Officer since 11/10 ASB Hawaii Director since 12/14 ASB Director since 11/10
The remaining information required by this Item 10 for HEI is incorporated herein by reference to the following sections in HEI's 2016 Proxy Statement:

•	“Nominees for Class II directors whose terms expire at the 2019 Annual Meeting”

•	“Continuing Class III directors whose terms expire at the 2017 Annual Meeting”

•	“Continuing Class I directors whose terms expire at the 2018 Annual Meeting”

•
“Committees of the Board” (portions regarding whether HEI has an audit committee and identifying its members; no other portion of the Committees of the Board section is incorporated herein by reference)

•
“Audit Committee Report” (portion identifying audit committee financial experts who serve on the HEI Audit Committee only; no other portion of the Audit Committee Report is incorporated herein by reference)

Family relationships; executive officer and director arrangements
There are no family relationships between any executive officer or director of HEI and any other executive officer or director of HEI. There are no arrangements or understandings between any executive officer or director of HEI and any other person pursuant to which such executive officer or director was selected.
Section 16(a) beneficial ownership reporting compliance
Information required to be reported under this caption is incorporated herein by reference to the “Stock Ownership Information-Section 16(a) Beneficial Ownership Reporting Compliance” section in HEI's 2016 Proxy Statement
Code of Conduct
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
HEI:
The information required by this Item 11 for HEI is incorporated herein by reference to the information relating to executive and director compensation in HEI's 2016 Proxy Statement.
Hawaiian Electric:
The information required by this Item 11 for Hawaiian Electric is incorporated herein by reference to:

•	Pages 7 to 34 of Hawaiian Electric Exhibit 99.1 to this Form 10-K;

•	The discussion of “2014-2016 Long-Term Incentive Plan?” at pages 14-15 of Hawaiian Electric’s Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2014; and

•	Information concerning compensation paid to directors of Hawaiian Electric who are also directors of HEI under the section of HEI's 2016 Proxy Statement entitled, “Director Compensation.”
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

HEI:
The information required to be reported under this caption for HEI is incorporated herein by reference to the “Compensation Committee Interlocks and Insider Participation” section in HEI's 2016 Proxy Statement.
Hawaiian Electric:
The information required to be reported under this caption for Hawaiian Electric is incorporated herein by reference to page 34 of Hawaiian Electric Exhibit 99.1.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
HEI:
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The information required by this Item 12 for HEI is incorporated herein by reference to the “Stock Ownership Information-Security Ownership of Certain Beneficial Owners” section in HEI's 2016 Proxy Statement.
Equity Compensation Plan Information
Information as of December 31, 2015 about HEI Common Stock that may be issued under all of the Company’s equity compensation plans was as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by shareholders	520,601	$—	3,160,813
Equity compensation plans not approved by shareholders	—	—	—
Total	520,601	$—	3,160,813
(1)This column includes the number of shares of HEI Common Stock which may be issued under the Revised and Amended HEI 2010 Equity Incentive Plan (amended EIP) on account of awards outstanding as of December 31, 2015, including:

EIP
156,869	Restricted stock units plus estimated compounded dividend equivalents (if applicable) *
78,584	Shares issued in February 2016 under the 2013-2015 LTIP plus compounded dividend equivalents
285,148	Shares issuable at maximum payouts under the 2014-2016 LTIP, including estimated compounded dividend equivalents
520,601

*
Under the amended EIP as of December 31, 2015, RSUs count as one share against shares available for issuance less estimated shares withheld for taxes under net share settlement which again become available for the issuance of new shares on a one-to-one basis.

(2)
This represents the number of shares available as of December 31, 2015 for future awards, including 3,019,769 shares available for future awards under the amended EIP and 141,044 shares available for future awards under the 2011 Nonemployee Director Plan.

Hawaiian Electric:
The information required by this Item 12 for Hawaiian Electric is incorporated herein by reference to pages 35 to 36 of Hawaiian Electric Exhibit 99.1.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
HEI:
The information required by this Item 13 for HEI is incorporated herein by reference to the sections relating to related person transactions and director independence in HEI's 2016 Proxy Statement.
Hawaiian Electric:
The information required by this Item 13 for Hawaiian Electric is incorporated herein by reference to pages 36 to 37 of Hawaiian Electric Exhibit 99.1.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
HEI:
The information required by this Item 14 for HEI is incorporated herein by reference to the relevant information in the Audit Committee Report in HEI's 2016 Proxy Statement (but no other part of the “Audit Committee Report” is incorporated herein by reference).
Hawaiian Electric:
The information required by this Item 14 for Hawaiian Electric is incorporated herein by reference to page 38 of Hawaiian Electric Exhibit 99.1.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial statements
See Item 8 for the combined Consolidated Financial Statements of HEI and Hawaiian Electric.
(a)(2) and (c) Financial statement schedules
The following financial statement schedules for HEI and Hawaiian Electric are included in this report on the pages indicated below:

		Page/s in Form 10-K
		HEI	Hawaiian Electric
Schedule I	Condensed Financial Information of Registrant, Hawaiian Electric Industries, Inc. (Parent Company) at December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013	190-192	NA
Schedule II	Valuation and Qualifying Accounts, Hawaiian Electric Industries, Inc. and subsidiaries and Hawaiian Electric Company, Inc. and subsidiaries for the years ended December 31, 2015, 2014 and 2013	193	193
NA Not applicable.
Certain schedules, other than those listed, are omitted because they are not required, or are not applicable, or the required information is shown in the Consolidated Financial Statements.

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED BALANCE SHEETS

December 31	2015	2014
(dollars in thousands)
Assets
Cash and cash equivalents	$55,116	$276
Accounts receivable	5,459	1,991
Property, plant and equipment, net	4,514	4,917
Deferred income tax assets	16,715	15,922
Other assets	11,984	11,070
Investments in subsidiaries, at equity	2,293,679	2,223,597
	$2,387,467	$2,257,773
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$1,254	$1,993
Interest payable	2,450	2,583
Notes payable to subsidiaries	5,946	7,857
Commercial paper	103,063	118,972
Long-term debt, net	300,000	300,000
Retirement benefits liability	31,704	32,030
Other	15,410	3,765
	459,827	467,200
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 107,460,406 shares and 102,565,266 shares	1,629,136	1,521,297
Retained earnings	324,766	296,654
Accumulated other comprehensive loss	(26,262)	(27,378)
	1,927,640	1,790,573
	$2,387,467	$2,257,773
Note to Balance Sheets
HEI Term loan LIBOR + .75% (effective October 8, 2015), due 2017	$125,000	$125,000
HEI senior note 4.41%, due 2016	75,000	75,000
HEI senior note 5.67%, due 2021	50,000	50,000
HEI senior note 3.99%, due 2023	50,000	50,000
	$300,000	$300,000
See Note 1 for the impact to prior period financial information of the adoption of ASU No. 2014-01.
The aggregate payments of principal required subsequent to December 31, 2015 on long-term debt are $75 million in 2016, $125 million in 2017 and nil in 2018, 2019 and 2020.
As of December 31, 2015, HEI has a General Agreement of Indemnity in favor of both Liberty Mutual Insurance Company (Liberty) and Travelers Casualty and Surety Company of America (Travelers) for losses in connection with any and all bonds, undertakings or instruments of guarantee and any renewals or extensions thereof executed by Liberty or Travelers, including, but not limited to, a $0.2 million self-insured United States Longshore & Harbor bond and a $0.6 million self-insured automobile bond.

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF INCOME

Years ended December 31	2015	2014	2013
(in thousands)
Revenues	$327	$303	$288
Equity in net income of subsidiaries	190,033	188,727	180,552
Expenses:
Operating, administrative and general	34,350	20,921	16,063
Depreciation of property, plant and equipment	576	575	596
Taxes, other than income taxes	440	469	497
Interest expense	10,788	11,599	16,207
Income before income tax benefits	144,206	155,466	147,477
Income tax benefits	15,671	13,047	14,232
Net income	$159,877	$168,513	$161,709
See Note 1 for the impact to prior period financial information of the adoption of ASU No. 2014-01.
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

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31	2015	2014	2013
(in thousands)
Net cash provided by operating activities	$97,141	$100,794	$82,274
Cash flows from investing activities
Capital expenditures	(173)	(74)	(201)
Investments in subsidiaries	—	(40,000)	(78,500)
Net cash used in investing activities	(173)	(40,074)	(78,701)
Cash flows from financing activities
Net increase (decrease) in notes payable to subsidiaries with original maturities of three months or less	87	(222)	56
Net increase (decrease) in short-term borrowings with original maturities of three months or less	(15,909)	13,490	21,788
Proceeds from issuance of long-term debt	—	125,000	50,000
Repayment of long-term debt	—	(100,000)	(50,000)
Excess tax benefits from share-based payment arrangements	978	277	430
Net proceeds from issuance of common stock	104,435	26,898	55,086
Common stock dividends	(131,765)	(126,458)	(98,383)
Other	46	—	—
Net cash used in financing activities	(42,128)	(61,015)	(21,023)
Net increase (decrease) in cash and equivalents	54,840	(295)	(17,450)
Cash and cash equivalents, January 1	276	571	18,021
Cash and cash equivalents, December 31	$55,116	$276	$571
In 2015, 2014 and 2013, cash dividends received from subsidiaries were $121 million, $124 million and $122 million, respectively.
Supplemental disclosures of noncash activities:
In 2015, 2014 and 2013, $2.3 million, $2.4 million and $2.3 million, respectively, of HEI accounts receivable from ASB Hawaii were reduced with a corresponding reduction in HEI notes payable to ASB Hawaii in noncash transactions.
In 2015, 2014 and 2013, $0.3 million, $2.5 million and $2.5 million, respectively, were contributed as equity by HEI into ASB Hawaii with a corresponding increase in HEI notes payable to ASB Hawaii in noncash transactions.
Under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to nil, nil and $24 million in 2015, 2014 and 2013, respectively. HEI satisfied the requirements of the HEI DRIP, Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and ASB 401(k) Plan from March 6, 2014 through January 5, 2016 by acquiring for cash its common shares through open market purchases rather than by issuing additional shares.
Note:
The “Notes to Consolidated Financial Statements” in Part II, Item 8 should be read in conjunction with the above HEI (Parent Company) financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
and Hawaiian Electric Company, Inc. and subsidiaries
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2015, 2014 and 2013

Col. A	Col. B	Col. C			Col. D		Col. E
(in thousands)		Additions
Description	Balance at begin- ning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
2015
Allowance for uncollectible accounts – electric utility	$1,959	$3,653	$977	(a)	$4,890	(b),(c)	$1,699
Allowance for uncollectible interest – bank	$1,514	$—	$165		$—		$1,679
Allowance for losses for loans receivable – bank	$45,618	$6,275	$4,571	(a)	$6,426	(b)	$50,038
Allowance for mortgage-servicing assets – bank	$209	$—	$(205)		$4		$—
Deferred tax valuation allowance – HEI	$45	$9	$—		$—		$54
2014
Allowance for uncollectible accounts – electric utility	$2,329	$1,384	$1,613	(a)	$3,367	(b)	$1,959
Allowance for uncollectible interest – bank	$1,661	$—	$—		$147		$1,514
Allowance for losses for loans receivable – bank	$40,116	$6,126	$4,926	(a)	$5,550	(b)	$45,618
Allowance for mortgage-servicing assets – bank	$251	$53	$—		$95		$209
Deferred tax valuation allowance – HEI	$278	$17	$—		$250		$45
2013
Allowance for uncollectible accounts – electric utility	$2,148	$3,812	$1,943	(a)	$5,574	(b)	$2,329
Allowance for uncollectible interest – bank	$3,166	$—	$—		$1,505		$1,661
Allowance for losses for loans receivable – bank	$41,985	$1,507	$4,826	(a)	$8,202	(b)	$40,116
Allowance for mortgage-servicing assets – bank	$498	$—	$(60)		$187		$251
Deferred tax valuation allowance – HEI	$278	$—	$—		$—		$278

(a)	Primarily recoveries.

(b)	Bad debts charged off.

(c)	Reclass of allowance for one customer account into other long term assets.

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
	(Registrant)		(Registrant)

By	/s/ James A. Ajello	By	/s/ Tayne S. Y. Sekimura
	James A. Ajello		Tayne S. Y. Sekimura
	Executive Vice President and Chief Financial Officer		Senior Vice President and Chief Financial Officer
	(Principal Financial and Accounting Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date:	February 23, 2016	Date:	February 23, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on February 23, 2016. The execution of this report by each of the undersigned who signs this report solely in such person’s capacity as a director or officer of Hawaiian Electric Company, Inc. shall be deemed to relate only to matters having reference to such registrant and its subsidiaries.

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

4.3(a)
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

4.3(b)
Amendment No. 1 dated as of October 8, 2015 by and among HEI, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as lender and Administrative Agent, and U.S. Bank, National Association, as lender, to Loan Agreement dated as of May 2, 2014 (Exhibit 4 to HEI’s Current Report on Form 8-K dated October 8, 2015, File No. 1-8503).

4.4
Hawaiian Electric Industries Retirement Savings Plan, restatement effective January 1, 2013 (Exhibit 4.5 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 1-8503).

4.5
Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company, as Trustee (Exhibit 4 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-8503).

4.5(a)
Letter Amendment effective November 28, 2012 to Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company (Exhibit 4.6(a) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 1-8503).

4.5(b)
Letter Amendment effective October 1, 2014 to Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company (Exhibit 4 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-8503).

4.5(c)
First Amendment to Master Trust Agreement (dated as of September 4, 2012) effective March 1, 2015 between HEI and ASB and Fidelity Management Trust Company (Exhibit 4 to HEI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-8503).

4.5(d)
Letter Amendment effective August 3, 2015 to Master Trust Agreement (dated as of September 4, 2012) between HEI and ASB and Fidelity Management Trust Company (Exhibit 4 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 1-8503).

4.6
Hawaiian Electric Industries, Inc. Dividend Reinvestment and Stock Purchase Plan, as amended and restated effective October 6, 2014 (Exhibit 4(a) to Registration Statement on Form S-3, Registration No. 333-199183).

4.7	American Savings Bank 401(k) Plan, restatement effective January 1, 2013 (Exhibit 4.8 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 1-8503).

Exhibit no.	Description
*4.7(a)	Amendment 2013-1 to the American Savings Bank 401(k) Plan, effective January 1, 2014.

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

10.7
Hawaiian Electric Industries, Inc. 2010 Equity and Incentive Plan, as amended and restated February 14, 2014 (Exhibit D to HEI’s Proxy Statement for Annual Meeting of Shareholders filed on March 25, 2014, File No. 1-8503).

10.7(a)	Form of Non-Qualified Stock Option Agreement pursuant to 2010 Equity and Incentive Plan (Exhibit 4.4 to Registration Statement filed on May 11, 2010 on Form S-8 Registration No. 333-166737).

10.7(b)	Form of Stock Appreciation Right Agreement pursuant to 2010 Equity and Incentive Plan (Exhibit 4.5 to Registration Statement filed on May 11, 2010 on Form S-8 Registration No. 333-166737).

10.7(c)	Form of Restricted Shares Agreement pursuant to 2010 Equity and Incentive Plan (Exhibit 4.6 to Registration Statement filed on May 11, 2010 on Form S-8 Registration No. 333-166737).

10.7(d)	Form of Performance Shares Agreement pursuant to 2010 Equity and Incentive Plan (Exhibit 4.7 to Registration Statement filed on May 11, 2010 on Form S-8 Registration No. 333-166737).

10.7(e)
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

10.10(b)
Amendment No. 1 dated December 13, 2010 to January 1, 2009 Restatement of HEI Excess Pay Plan (Exhibit 10.10(c) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 1-8503).

Exhibit no.	Description
10.11	Form of Change in Control Agreement (Exhibit 10.11 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

10.12	Nonemployee Director Retirement Plan, effective as of October 1, 1989 (Exhibit 10.15 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-8503).

10.13	HEI 2011 Nonemployee Director Stock Plan (Appendix A to HEI’s Proxy Statement for 2011 Annual Meeting of Shareholders filed on March 21, 2011, File No. 1-8503).

*10.14	Nonemployee Director’s Compensation Schedule effective January 1, 2014.

10.15	HEI Non-Employee Directors’ Deferred Compensation Plan (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8503).

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

*10.20(a)	Amendment No. 1 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 30, 2009.

*10.20(b)	Amendment No. 2 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 29, 2010.

*10.20(c)	Amendment No. 3 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 3, 2014.

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

*11	HEI - Computation of Earnings per Share of Common Stock.

*12.1	HEI - Computation of Ratio of Earnings to Fixed Charges.

*21.1	HEI - Subsidiaries of the Registrant.

Exhibit no.	Description
*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer).

*31.2	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of James A. Ajello (HEI Chief Financial Officer).

*32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Hawaiian Electric:
*2.1
Asset Purchase Agreement by and among Hamakua Energy Partners, L.P. and Hamakua Land Partnership, L.L.P., as sellers, and Hawaii Electric Light Company, Inc., as buyer, dated as of December 21, 2015. (confidential treatment has been requested for portions of this exhibit).**

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

**Pursuant to Item 6.01 (b)(2) of Regulation S-K, exhibits and schedules are omitted. Hawaiian Electric agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Exhibit no.	Description
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

4.18
Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric Company, Limited and the Purchasers that are parties thereto, dated as of October 3, 2013. (Exhibit 4(b) to Hawaiian Electric’s Current Report on Form 8-K dated October 3, 2013, File No. 1-4955).

4.19
Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light Company, Inc. and the Purchasers that are parties thereto, dated as of October 3, 2013. (Exhibit 4 to Hawaiian Electric’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, 2013, File No. 1-4955).

4.20
Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of October 15, 2015. (Exhibit 4(a) to Hawaiian Electric’s Current Report on Form 8-K dated October 15, 2015, File No. 1-4955).

4.21
Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric Company, Limited and the Purchasers that are parties thereto, dated as of October 15, 2015. (Exhibit 4(b) to Hawaiian Electric’s Current Report on Form 8-K dated October 15, 2015, File No. 1-4955).

4.22
Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light Company, Inc. and the Purchasers that are parties thereto, dated as of October 15, 2015. (Exhibit 4(c) to Hawaiian Electric’s Current Report on Form 8-K dated October 15, 2015, File No. 1-4955).

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

*10.2(f)	Amendment No. 3, entered into as of November 13, 2015 (corrected version (1/15/16)), to Power Purchase Agreement between AES Hawaii, Inc. and Hawaiian Electric Company, Inc. (subject to PUC approval).

10.3(a)
Purchase Power Contract between Hawaii Electric Light and Thermal Power Company dated March 24, 1986 (Exhibit 10(a) to Hawaiian Electric’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.3(b)
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

10.3(c)
Amendment made in October 1993 to Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended (Exhibit 10.5(b) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

Exhibit no.	Description
10.3(d)
Third Amendment dated March 7, 1995 to the Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended (Exhibit 10.5(c) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.3(e)
Performance Agreement and Fourth Amendment dated February 12, 1996 to the Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended (Exhibit 10.5(b) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4955).

10.3(f)
Fifth Amendment dated February 7, 2011 to the Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended (Exhibit 10.4(f) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 1-4955).

10.3(g)
Power Purchase Agreement between Puna Geothermal Venture and Hawaii Electric Light dated February 7, 2011 (Exhibit 10.4(g) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 1-4955).

10.4(a)
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

10.4(b)
Interconnection Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997 (Exhibit 10.7(a) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.4(c)
Amendment No. 1, executed on January 14, 1999, to Power Purchase Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997 (Exhibit 10.7(b) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-4955).

10.4(d)
Power Purchase Agreement Novation dated November 8, 1999 by and among Encogen Hawaii, L.P., Hamakua Energy Partners and Hawaii Electric Light (Exhibit 10.7(c) to Hawaiian Electric’s Annual Report on Form 10-K for fiscal year ended December 31, 2001, File No. 1-4955).

10.4(e)
Consent and Agreement Concerning Certain Assets of Black River Energy, LLC By and Among Great Point Power Hamakua Holdings, LLC, Hamakua Energy Partners, L.P. and Hawaii Electric Light dated April 19, 2010 (Exhibit 10.6(e) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, File No. 1-4955).

10.4(f)
Guarantee Agreement between Great Point Power Hamakua Holdings, LLC and Hawaii Electric Light dated June 4, 2010 (Exhibit 10.6(f) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, File No. 1-4955).

10.5
Low Sulfur Fuel Oil Supply Contract by and between Chevron and Hawaiian Electric dated as of August 24, 2012 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.2 to Hawaiian Electric’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-4955).

10.5(a)
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

10.6(a)
Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between Chevron and Hawaiian Electric, Maui Electric, Hawaii Electric Light, HTB and YB dated as of November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.9 to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.6(b)
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
10.6(c)
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

10.6(d)
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

10.7(d)
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

10.7(e)
Third Amendment, dated February 11, 2015, to the Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between Hawaii Independent Energy (formerly known as Tesoro, which was formerly known as BHP Petroleum Americas Refining Inc.), LLC and Hawaiian Electric, Maui Electric and Hawaii Electric Light, dated November 14, 1997 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly) (Exhibit 10.4 to Hawaiian Electric’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-4955).

10.8(a)
Contract of private carriage by and between HITI and Hawaii Electric Light dated December 4, 2000 (Exhibit 10.13 to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-4955).

10.8(b)
Consent to Change of Ownership/Control of Carrier by and between K-Sea Operating Partnership, L.P., and Hawaii Electric Light, dated July 1, 2011 (Exhibit 10.13(b) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 1-4955).

10.9(a)
Contract of private carriage by and between HITI and Maui Electric dated December 4, 2000 (Exhibit 10.14 to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-4955).

10.9(b)
Consent to Change of Ownership/Control of Carrier by and between K-Sea Operating Partnership, L.P., and Maui Electric, dated July 1, 2011 (Exhibit 10.14(b) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 1-4955).

10.10
Stipulated Settlement Agreement between the Hawaiian Electric Companies and the Division of Consumer Advocacy regarding Certain Regulatory Matters (Exhibit 10 to Hawaiian Electric’s Current Report on Form 8-K, dated January 28, 2013, File No. 1-4955).

10.11
Release, Transition and Consulting agreement between Richard M. Rosenblum and Hawaiian Electric dated October 8, 2014 (Exhibit 10.14 to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 1-4955).

Exhibit no.	Description
10.12
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

11	Computation of Earnings Per Share of Common Stock (See note on Hawaiian Electric’s Item 6. Selected Financial Data).

*12.2	Hawaiian Electric - Computation of Ratio of Earnings to Fixed Charges.

*21.2	Hawaiian Electric - Subsidiaries of the Registrant.

*31.3	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Alan M. Oshima (Hawaiian Electric Chief Executive Officer).

*31.4	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer).

*32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350.

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