Form 10-Q
period 2016-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2016-05-04
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

Hawaiian Electric Industries, Inc.	Large accelerated filer ☒	Hawaiian Electric Company, Inc.	Large accelerated filer ☐
	Accelerated filer ☐		Accelerated filer ☐
	Non-accelerated filer ☐		Non-accelerated filer ☒
	(Do not check if a smaller reporting company)		(Do not check if a smaller reporting company)
	Smaller reporting company ☐		Smaller reporting company ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding April 28, 2016
Hawaiian Electric Industries, Inc. (Without Par Value)	107,890,279 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	15,805,327 Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2016

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
1		Consolidated Statements of Income - three months ended March 31, 2016 and 2015
2		Consolidated Statements of Comprehensive Income - three months ended March 31, 2016 and 2015
3		Consolidated Balance Sheets - March 31, 2016 and December 31, 2015
4		Consolidated Statements of Changes in Shareholders’ Equity - three months ended March 31, 2016 and 2015
5		Consolidated Statements of Cash Flows - three months ended March 31, 2016 and 2015
Hawaiian Electric Company, Inc. and Subsidiaries
6		Consolidated Statements of Income - three months ended March 31, 2016 and 2015
6		Consolidated Statements of Comprehensive Income - three months ended March 31, 2016 and 2015
7		Consolidated Balance Sheets - March 31, 2016 and December 31, 2015
8		Consolidated Statements of Changes in Common Stock Equity - three months ended March 31, 2016 and 2015
9		Consolidated Statements of Cash Flows - three months ended March 31, 2016 and 2015
10		Notes to Consolidated Financial Statements
61	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
61		HEI consolidated
64		Electric Utilities
74		Bank
80	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
81	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
83	Item 1.	Legal Proceedings
83	Item 1A.	Risk Factors
83	Item 5.	Other Information
84	Item 6.	Exhibits
85	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2016
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
HEI
Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., HEI Properties, Inc. (dissolved in 2015) and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.)

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

FORWARD-LOOKING STATEMENTS
This report and other presentations made by Hawaiian Electric Industries, Inc. (HEI) and Hawaiian Electric Company, Inc. (Hawaiian Electric) and their subsidiaries contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions and usually include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates” or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects or possible future actions are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning HEI and its subsidiaries (collectively, the Company), the performance of the industries in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.
Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:

•
the successful and timely completion of the proposed Merger with NextEra Energy, Inc. (NEE), which could be materially and adversely affected by, among other things, resolving the litigation brought in connection with the proposed Merger, obtaining (and the timing and terms and conditions of) required governmental and regulatory approvals, and the ability to maintain relationships with employees, customers or suppliers and to integrate the businesses;

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

•
developments in laws, regulations and policies governing protections for historic, archaeological and cultural sites, and plant and animal species and habitats, as well as developments in the implementation and enforcement of such laws, regulations and policies;

•
discovery of conditions that may be attributable to historical chemical releases, including any necessary investigation and remediation, and any associated enforcement, litigation or regulatory oversight;

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

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands, except per share amounts)	2016	2015
Revenues
Electric utility	$482,052	$573,442
Bank	68,840	64,348
Other	68	72
Total revenues	550,960	637,862
Expenses
Electric utility	426,726	515,806
Bank	49,246	43,717
Other	6,137	8,833
Total expenses	482,109	568,356
Operating income (loss)
Electric utility	55,326	57,636
Bank	19,594	20,631
Other	(6,069)	(8,761)
Total operating income	68,851	69,506
Interest expense, net—other than on deposit liabilities and other bank borrowings	(20,126)	(19,100)
Allowance for borrowed funds used during construction	662	499
Allowance for equity funds used during construction	1,739	1,413
Income before income taxes	51,126	52,318
Income taxes	18,301	19,979
Net income	32,825	32,339
Preferred stock dividends of subsidiaries	473	473
Net income for common stock	$32,352	$31,866
Basic earnings per common share	$0.30	$0.31
Diluted earnings per common share	$0.30	$0.31
Dividends per common share	$0.31	$0.31
Weighted-average number of common shares outstanding	107,620	103,281
Net effect of potentially dilutive shares	161	286
Adjusted weighted-average shares	107,781	103,567

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2016	2015
Net income for common stock	$32,352	$31,866
Other comprehensive income, net of taxes:
Net unrealized gains on available-for-sale investment securities:
Net unrealized gains on available-for-sale investment securities arising during the period, net of tax benefits of $4,905 and 2,278 for the respective periods	7,428	3,451
Derivatives qualified as cash flow hedges:
Effective portion of foreign currency hedge net unrealized gain, net of taxes of $638 and nil for the respective periods	1,002	—
Less: reclassification adjustment to net income, net of tax benefits of $35 and $37 for the respective periods	54	59
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $2,257 and $3,486 for the respective periods	3,538	5,459
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $2,052 and $3,127 for the respective periods	(3,222)	(4,911)
Other comprehensive income, net of taxes	8,800	4,058
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$41,152	$35,924

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands)	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$334,743	$300,478
Accounts receivable and unbilled revenues, net	210,280	242,766
Available-for-sale investment securities, at fair value	906,295	820,648
Stock in Federal Home Loan Bank, at cost	11,218	10,678
Loans receivable held for investment, net	4,589,950	4,565,781
Loans held for sale, at lower of cost or fair value	7,900	4,631
Property, plant and equipment, net of accumulated depreciation of $2,355,984 and $2,339,319 at the respective dates	4,423,567	4,377,658
Regulatory assets	888,408	896,731
Other	415,955	480,457
Goodwill	82,190	82,190
Total assets	$11,870,506	$11,782,018
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$119,288	$138,523
Interest and dividends payable	27,890	26,042
Deposit liabilities	5,139,932	5,025,254
Short-term borrowings—other than bank	95,485	103,063
Other bank borrowings	329,081	328,582
Long-term debt, net—other than bank	1,578,618	1,578,368
Deferred income taxes	700,782	680,877
Regulatory liabilities	383,793	371,543
Contributions in aid of construction	513,520	506,087
Defined benefit pension and other postretirement benefit plans liability	584,490	589,918
Other	421,155	471,828
Total liabilities	9,894,034	9,820,085
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 107,875,779 shares and 107,460,406 shares at the respective dates	1,635,890	1,629,136
Retained earnings	323,751	324,766
Accumulated other comprehensive loss, net of tax benefits	(17,462)	(26,262)
Total shareholders’ equity	1,942,179	1,927,640
Total liabilities and shareholders’ equity	$11,870,506	$11,782,018

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands, except per share amounts)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2015	107,460	$1,629,136	$324,766	$(26,262)	$1,927,640
Net income for common stock	—	—	32,352	—	32,352
Other comprehensive income, net of taxes	—	—	—	8,800	8,800
Issuance of common stock, net	416	6,754	—	—	6,754
Common stock dividends ($0.31 per share)	—	—	(33,367)	—	(33,367)
Balance, March 31, 2016	107,876	$1,635,890	$323,751	$(17,462)	$1,942,179
Balance, December 31, 2014	102,565	$1,521,297	$296,654	$(27,378)	$1,790,573
Net income for common stock	—	—	31,866	—	31,866
Other comprehensive income, net of taxes	—	—	—	4,058	4,058
Issuance of common stock, net	4,853	103,252	—	—	103,252
Common stock dividends ($0.31 per share)	—	—	(31,840)	—	(31,840)
Balance, March 31, 2015	107,418	$1,624,549	$296,680	$(23,320)	$1,897,909

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Three months ended March 31	2016	2015
(in thousands)
Cash flows from operating activities
Net income	$32,825	$32,339
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	48,594	45,865
Other amortization	1,928	2,371
Provision for loan losses	4,766	614
Loans receivable originated and purchased, held for sale	(42,719)	(79,070)
Proceeds from sale of loans receivable, held for sale	40,363	78,332
Increase in deferred income taxes	13,008	3,828
Share-based compensation expense	1,013	1,754
Excess tax benefits from share-based payment arrangements	(380)	(968)
Allowance for equity funds used during construction	(1,739)	(1,413)
Changes in assets and liabilities
Decrease in accounts receivable and unbilled revenues, net	28,108	58,331
Decrease in fuel oil stock	22,812	20,731
Decrease (increase) in regulatory assets	1,585	(10,827)
Increase in accounts, interest and dividends payable	30,135	22,053
Change in prepaid and accrued income taxes and utility revenue taxes	(14,343)	(9,461)
Increase in defined benefit pension and other postretirement benefit plans liability	137	123
Change in other assets and liabilities	4,499	(25,992)
Net cash provided by operating activities	170,592	138,610
Cash flows from investing activities
Available-for-sale investment securities purchased	(122,387)	(63,370)
Principal repayments on available-for-sale investment securities	48,819	28,486
Purchase of stock from Federal Home Loan Bank	(1,373)	—
Redemption of stock from Federal Home Loan Bank	833	5,590
Net increase in loans held for investment	(28,137)	(12,524)
Proceeds from sale of real estate acquired in settlement of loans	232	606
Capital expenditures	(127,818)	(123,527)
Contributions in aid of construction	13,761	9,145
Other	819	3,549
Net cash used in investing activities	(215,251)	(152,045)
Cash flows from financing activities
Net increase in deposit liabilities	114,678	127,913
Net decrease in short-term borrowings with original maturities of three months or less	(7,578)	(88,472)
Net increase in retail repurchase agreements	19,041	21,451
Proceeds from other bank borrowings	20,835	—
Repayments of other bank borrowings	(39,369)	—
Proceeds from issuance of long-term debt	75,000	—
Repayment of long-term debt	(75,000)	—
Excess tax benefits from share-based payment arrangements	380	968
Net proceeds from issuance of common stock	3,022	104,468
Common stock dividends	(27,716)	(31,829)
Preferred stock dividends of subsidiaries	(473)	(473)
Other	(3,896)	(3,965)
Net cash provided by financing activities	78,924	130,061
Net increase in cash and cash equivalents	34,265	116,626
Cash and cash equivalents, beginning of period	300,478	175,542
Cash and cash equivalents, end of period	$334,743	$292,168
The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands)	2016	2015
Revenues	$482,052	$573,442
Expenses
Fuel oil	113,740	176,806
Purchased power	115,859	136,007
Other operation and maintenance	103,908	104,002
Depreciation	46,781	44,243
Taxes, other than income taxes	46,438	54,748
Total expenses	426,726	515,806
Operating income	55,326	57,636
Allowance for equity funds used during construction	1,739	1,413
Interest expense and other charges, net	(17,308)	(16,325)
Allowance for borrowed funds used during construction	662	499
Income before income taxes	40,419	43,223
Income taxes	14,553	15,850
Net income	25,866	27,373
Preferred stock dividends of subsidiaries	229	229
Net income attributable to Hawaiian Electric	25,637	27,144
Preferred stock dividends of Hawaiian Electric	270	270
Net income for common stock	$25,367	$26,874

HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2016	2015
Net income for common stock	$25,367	$26,874
Other comprehensive income, net of taxes:
Derivatives qualified as cash flow hedges:
Effective portion of foreign currency hedge net unrealized gain, net of taxes of $638 and nil for the respective periods	1,002	—
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $2,061 and $3,141 for the respective periods	3,236	4,933
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $2,052 and $3,127 for the respective periods	(3,222)	(4,911)
Other comprehensive income, net of taxes	1,016	22
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$26,383	$26,896

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	March 31, 2016	December 31, 2015
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$53,207	$52,792
Plant and equipment	6,356,006	6,315,698
Less accumulated depreciation	(2,284,928)	(2,266,004)
Construction in progress	198,004	175,309
Utility property, plant and equipment, net	4,322,289	4,277,795
Nonutility property, plant and equipment, less accumulated depreciation of $1,230 and $1,229 at respective dates	7,375	7,272
Total property, plant and equipment, net	4,329,664	4,285,067
Current assets
Cash and cash equivalents	49,042	24,449
Customer accounts receivable, net	103,739	132,778
Accrued unbilled revenues, net	85,367	84,509
Other accounts receivable, net	6,773	10,408
Fuel oil stock, at average cost	48,404	71,216
Materials and supplies, at average cost	54,256	54,429
Prepayments and other	21,803	36,640
Regulatory assets	89,192	72,231
Total current assets	458,576	486,660
Other long-term assets
Regulatory assets	799,216	824,500
Unamortized debt expense	420	497
Other	74,495	75,486
Total other long-term assets	874,131	900,483
Total assets	$5,662,371	$5,672,210
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 15,805,327 shares)	$105,388	$105,388
Premium on capital stock	578,926	578,930
Retained earnings	1,045,049	1,043,082
Accumulated other comprehensive income, net of income taxes	1,941	925
Common stock equity	1,731,304	1,728,325
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,278,916	1,278,702
Total capitalization	3,044,513	3,041,320
Commitments and contingencies (Note 4)
Current liabilities
Short-term borrowings from non-affiliates	12,998	—
Accounts payable	95,090	114,846
Interest and preferred dividends payable	27,015	23,111
Taxes accrued	129,239	191,084
Regulatory liabilities	5,416	2,204
Other	75,006	54,079
Total current liabilities	344,764	385,324
Deferred credits and other liabilities
Deferred income taxes	670,126	654,806
Regulatory liabilities	378,377	369,339
Unamortized tax credits	85,902	84,214
Defined benefit pension and other postretirement benefit plans liability	547,517	552,974
Other	77,652	78,146
Total deferred credits and other liabilities	1,759,574	1,739,479
Contributions in aid of construction	513,520	506,087
Total capitalization and liabilities	$5,662,371	$5,672,210
 The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2015	15,805	$105,388	$578,930	$1,043,082	$925	$1,728,325
Net income for common stock	—	—	—	25,367	—	25,367
Other comprehensive income, net of taxes	—	—	—	—	1,016	1,016
Common stock dividends	—	—	—	(23,400)	—	(23,400)
Common stock issuance expenses	—	—	(4)	—	—	(4)
Balance, March 31, 2016	15,805	$105,388	$578,926	$1,045,049	$1,941	$1,731,304
Balance, December 31, 2014	15,805	$105,388	$578,938	$997,773	$45	$1,682,144
Net income for common stock	—	—	—	26,874	—	26,874
Other comprehensive income, net of taxes	—	—	—	—	22	22
Common stock dividends	—	—	—	(22,601)	—	(22,601)
Common stock issuance expenses	—	—	(5)	—	—	(5)
Balance, March 31, 2015	15,805	$105,388	$578,933	$1,002,046	$67	$1,686,434

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Three months ended March 31	2016	2015
(in thousands)
Cash flows from operating activities
Net income	$25,866	$27,373
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	46,781	44,243
Other amortization	1,774	1,698
Increase in deferred income taxes	13,558	15,132
Change in tax credits, net	1,702	2,576
Allowance for equity funds used during construction	(1,739)	(1,413)
Changes in assets and liabilities
Decrease in accounts receivable	28,297	29,104
Decrease (increase) in accrued unbilled revenues	(858)	27,880
Decrease in fuel oil stock	22,812	20,731
Decrease (increase) in materials and supplies	173	(1,357)
Decrease (increase) in regulatory assets	1,585	(10,827)
Increase in accounts payable	27,766	15,380
Change in prepaid and accrued income taxes and revenue taxes	(42,018)	(63,696)
Increase in defined benefit pension and other postretirement benefit plans liability	205	110
Change in other assets and liabilities	20,967	(9,774)
Net cash provided by operating activities	146,871	97,160
Cash flows from investing activities
Capital expenditures	(125,183)	(118,874)
Contributions in aid of construction	13,761	9,145
Other	45	243
Net cash used in investing activities	(111,377)	(109,486)
Cash flows from financing activities
Common stock dividends	(23,400)	(22,601)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(499)	(499)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	12,998	30,000
Other	—	(216)
Net cash provided by (used in) financing activities	(10,901)	6,684
Net increase (decrease) in cash and cash equivalents	24,593	(5,642)
Cash and cash equivalents, beginning of period	24,449	13,762
Cash and cash equivalents, end of period	$49,042	$8,120
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1 · Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in HEI’s and Hawaiian Electric’s Form 10-K for the year ended December 31, 2015.
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of March 31, 2016 and December 31, 2015, the results of their operations and their cash flows for the three months ended March 31, 2016 and 2015. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
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
On March 30, 2015, ASB Hawaii filed its Form 10 and, on April 1, 2016, filed Amendment No. 1 thereto. This is the registration statement for the ASB Hawaii shares expected to be distributed in the Spin-Off.
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
PUC application.  In January 2015, NEE and Hawaiian Electric filed an application with the PUC requesting approval of the proposed Merger (under which Hawaiian Electric would become a wholly-owned indirect subsidiary of NEE). The application also requests modification of certain conditions agreed to by HEI and the PUC in 1982 for the merger and corporate restructuring of Hawaiian Electric, and confirmation that with approval of the Merger Agreement, the recommendations in the 1995 Dennis Thomas Report (resulting from a proceeding to review the relationship between HEI and Hawaiian Electric and any impact of HEI’s then diversified activities on the Utilities) will no longer be applicable. The application includes a commitment that, for at least four years following the completion of the transaction, Hawaiian Electric will not submit any applications seeking a general base rate increase and will reduce the RAM, which amounts to approximately $60 million in cumulative savings for customers, over the four-year base rate moratorium, subject to certain exceptions and conditions, including that the following remain in effect:  the revenue balancing account (RBA) and RAM tariff provisions, the Renewable Energy Infrastructure Program, and Renewable Energy Infrastructure Surcharge, the integrated resource planning/DSM Recovery tariff provisions, the ECAC tariff provisions, the PPAC tariff provision and the Pension and OPEB tracker mechanism. Various governmental, environmental and commercial interests groups have been allowed to intervene in the proceeding.
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

•
committing to (i) establish a new intermediate holding company, Hawaiian Electric Utility Holdings, which will have a voting board of directors and a majority of the members of the board of directors who will be residents of Hawaii, (ii) implement a suite of additional ring fencing commitments, and (iii) develop employees from within the Companies to fill executive vacancies.

In connection with the agreement, on November 27, 2015, the DOD filed a motion to withdraw from the proceeding. Prior to this date, three other parties had withdrawn from the proceeding. On January 4, 2016, the PUC issued an order granting the Applicants’ motion to admit revised stipulated commitments into evidence and permitting additional discovery and testimony by the other parties regarding the revised stipulated commitments, and denying the DOD’s motion to withdraw.
Evidentiary hearings were held over 22 days in November 2015 through March 2016. Post-evidentiary hearing opening briefs were filed in March 2016 and reply briefs were filed in May 2016. A PUC decision is pending.
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
Since the December 3, 2014 announcement of the merger agreement, eight purported class action complaints were filed in the Circuit Court of the First Circuit for the State of Hawaii by alleged stockholders of HEI against HEI, Hawaiian Electric (in one complaint), the individual directors of HEI, NEE and NEE's acquisition subsidiaries. The lawsuits are captioned as follows: Miller v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2531-12 KTN (December 15, 2014) (the Miller Action); Walsh v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2541-12 JHC (December 15, 2014) (the Walsh Action); Stein v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2555-12 KTN (December 17, 2014) (the Stein Action); Brown v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2643-12 RAN (December 30, 2014) (the Brown Action); Cohn v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2642-12 KTN (December 30, 2014) (the Cohn State Action); Guenther v. Watanabe, et al., Case No. 15-1-003-01 ECN (January 2, 2015) (the Guenther Action); Hudson v. Hawaiian Electric Industries, Inc., et al., Case No. 15-1-0013-01 JHC (January 5, 2015) (the Hudson Action); Grieco v. Hawaiian Electric Industries, Inc., et al., Case No. 15-1-0094-01 KKS (January 21, 2015) (the Grieco Action). On January 12, 2015, plaintiffs in the Miller Action, the Walsh Action, the Stein Action, the Brown Action, the Guenther Action, and the Hudson Action filed a motion to consolidate their actions and to appoint co-lead counsel. On January 23, 2015, the Cohn State Action was voluntarily dismissed. On January 27, 2015, Cohn filed a purported class action captioned Cohn v. Hawaiian Electric Industries, Inc., et al., Civil No. 15-00029-JMS-RLP in the United States District Court for the District of Hawaii against HEI, the individual directors of HEI, NEE and NEE’s acquisition subsidiaries (the Cohn Federal Action). On February 13, 2015, the state court orally granted the plaintiffs’ motions to consolidate the seven state court actions and appoint co-lead counsel and entered a written order granting the motions on March 6, 2015. On March 10, 2015, plaintiffs filed a first consolidated complaint in state court that added as a defendant J.P. Morgan Securities, LLC (JP Morgan), the financial advisor to HEI for the Merger, and deleted Hawaiian Electric Company, Inc. as a defendant and concurrently served a first request for production of documents on HEI and the individual directors. On March 17, 2015, plaintiffs filed a motion for limited expedited discovery in the consolidated state action and thereafter on March 25, 2015 withdrew their request for limited discovery and first request for production of documents as a result of the parties’ agreement to conduct certain specified limited discovery which included a stipulated confidentiality agreement and protective order protecting the confidentiality of certain information exchanged between the parties in connection with discovery in the consolidated action that was filed on April 6, 2015. On April 15 and 17, 2015, a deposition of a representative of HEI and a representative of JP Morgan were taken, respectively. On April 21, 2015, plaintiffs confirmed the cancellation of the preliminary injunction hearing that had been scheduled for May 5, 2015 in the consolidated action and on April 23, 2015, the state court entered a stipulation and order to extend indefinitely the time to answer or otherwise respond to the first amended consolidated complaint. On April 30, 2015, the state court entered a consolidated case management order confirming the consolidated treatment of the state actions for purposes of case management, pretrial discovery, procedural and other matters. On May 27, 2015, the federal court entered a stipulation and order approving the stipulation of the parties to stay the Cohn Federal Action pending the resolution of the state court consolidated action and administratively closing the Cohn Federal Action without prejudice to any party. On May 29, 2015, the state court entered a stipulated order amending the consolidated caption to read IN RE Consolidated HEI Shareholder Cases, Master File No. Civil No. 1CC15-1-HEI, to add JP Morgan as a named defendant in each individual action, add the caption for the Grieco Action, and remove Hawaiian Electric Company, Inc. from the caption in the Brown Action. In October 2015, several depositions of HEI representatives were taken in the state consolidated action. On February 9, 2016, plaintiffs filed an ex parte motion for second extension of time to file the pretrial statement in the state consolidated action from February 15, 2016 to August 15, 2016.
The actions allege, among other things, that members of HEI's Board of Directors (Board) breached their fiduciary duties in connection with the proposed transaction, and that the Merger Agreement involves an unfair price, was the product of an inadequate sales process, and contains unreasonable deal protection devices that purportedly preclude competing offers. The complaints further allege that HEI, NEE and/or its acquisition subsidiaries aided and abetted the purported breaches of fiduciary duty. The plaintiffs in these lawsuits seek, among other things, (i) a declaration that the Merger Agreement was entered into in breach of HEI's directors' fiduciary duties, (ii) an injunction enjoining the HEI Board from consummating the Merger, (iii) an order directing the HEI Board to exercise their duties to obtain a transaction which is in the best interests of HEI's stockholders, (iv) a rescission of the Merger to the extent that it is consummated, and/or (v) damages suffered as a result of the defendants' alleged actions. Plaintiffs in the consolidated state action also allege that JP Morgan had a conflict of interest in advising HEI because JP Morgan and its affiliates had business ties to and investments in NEE. The consolidated state action also alleges that the HEI Board violated its fiduciary duties by omitting material facts from the Registration Statement on Form S-4. In addition, the Cohn Federal Action alleges that the HEI Board violated its fiduciary duties and federal securities laws by omitting material facts from the Registration Statement on Form S-4.
HEI and Hawaiian Electric believe the allegations in the complaints are without merit and intend to defend these lawsuits vigorously.
3 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended March 31, 2016
Revenues from external customers	$482,045	$68,840	$75	$550,960
Intersegment revenues (eliminations)	7	—	(7)	—
Revenues	482,052	68,840	68	550,960
Income (loss) before income taxes	40,419	19,594	(8,887)	51,126
Income taxes (benefit)	14,553	6,921	(3,173)	18,301
Net income (loss)	25,866	12,673	(5,714)	32,825
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	25,367	12,673	(5,688)	32,352
Total assets (at March 31, 2016)	5,662,371	6,140,514	67,621	11,870,506
Three months ended March 31, 2015
Revenues from external customers	$573,431	$64,348	$83	$637,862
Intersegment revenues (eliminations)	11	—	(11)	—
Revenues	573,442	64,348	72	637,862
Income (loss) before income taxes	43,223	20,631	(11,536)	52,318
Income taxes (benefit)	15,850	7,156	(3,027)	19,979
Net income (loss)	27,373	13,475	(8,509)	32,339
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	26,874	13,475	(8,483)	31,866
Total assets (at December 31, 2015)*	5,672,210	6,014,755	95,053	11,782,018

* See Note 11 for the impact to prior period financial information of the adoption of Accounting Standards Update (ASU) No. 2015-03.

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
4 · Electric utility segment

Revenue taxes. The Utilities’ revenues include amounts for the recovery of various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. However, the Utilities’ revenue tax payments to the taxing authorities in the period are based on the prior year’s billed revenues (in the case of public service company taxes and PUC fees) or on the current year’s cash collections from electric sales (in the case of franchise taxes). The Utilities included in the three months ended March 31, 2016 and 2015 approximately $43 million and $51 million, respectively, of revenue taxes in “revenues” and in “taxes, other than income taxes” expense.
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

HECO Capital Trust III.  HECO Capital Trust III (Trust III) was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to Hawaiian Electric, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by Hawaiian Electric in the principal amount of $31.5 million and issued by Hawaii Electric Light and Maui Electric each in the principal amount of $10 million, (iii) making distributions on these trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are currently redeemable at the issuer’s option without premium. The 2004 Debentures, together with the obligations of the Utilities under an expense agreement and Hawaiian Electric’s obligations under its trust guarantee and its guarantee of the obligations of Hawaii Electric Light and Maui Electric under their respective debentures, are the sole assets of Trust III. Taken together, Hawaiian Electric’s obligations under the Hawaiian Electric debentures, the Hawaiian Electric indenture, the subsidiary guarantees, the trust agreement, the expense agreement and trust guarantee provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of amounts due on the Trust Preferred Securities. Trust III has at all times been an unconsolidated subsidiary of Hawaiian Electric. Since Hawaiian Electric, as the holder of 100% of the trust common securities, does not absorb the majority of the variability of Trust III, Hawaiian Electric is not the primary beneficiary and does not consolidate Trust III in accordance with accounting rules on the consolidation of VIEs. Trust III’s balance sheets as of March 31, 2016 and December 31, 2015 each consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for the three months ended March 31, 2016 and 2015 each consisted of $0.8 million of interest income received from the 2004 Debentures; $0.8 million of distributions to holders of the Trust Preferred Securities; and $25,000 of common dividends on the trust common securities to Hawaiian Electric. As long as the 2004 Trust Preferred Securities are outstanding, Hawaiian Electric is not entitled to receive any funds from Trust III other than pro-rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by Hawaiian Electric in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event any of the Utilities elect to defer payment of interest on any of their respective 2004 Debentures, then Hawaiian Electric will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.

Power purchase agreements.  As of March 31, 2016, the Utilities had five PPAs for firm capacity and other PPAs with smaller IPPs and Schedule Q providers (i.e., customers with cogeneration and/or small power production facilities with a capacity of 100 kilowatts or less who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs. Purchases from all IPPs were as follows:

	Three months ended March 31
(in millions)	2016	2015
AES Hawaii	$38	$34
Kalaeloa	29	44
HEP	11	11
Hpower	16	16
Puna Geothermal Venture	7	7
Hawaiian Commercial & Sugar (HC&S)	—	2
Other IPPs	15	22
Total IPPs	$116	$136

In October 2015 the amended PPA between Maui Electric and HC&S became effective following PUC approval in September 2015. The amended PPA amends the pricing structure and rates for energy sold to Maui Electric, eliminates the capacity payment to HC&S, eliminates Maui Electric’s minimum purchase obligation, provides that Maui Electric may request up to 4 MW of scheduled energy during certain months, and be provided up to 16 MW of emergency power, and extends the term of the PPA from 2014 to 2017. In 2016 HC&S requested to terminate the PPA in January of 2017, approximately 1 year early due to HC&S ceasing sugar operations.
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
Kalaeloa Partners, L.P.  In October 1988, Hawaiian Electric entered into a PPA with Kalaeloa, subsequently approved by the PUC, which provided that Hawaiian Electric would purchase 180 megawatts (MW) of firm capacity for a period of 25 years beginning in May 1991. In October 2004, Hawaiian Electric and Kalaeloa entered into amendments to the PPA, subsequently approved by the PUC, which together effectively increased the firm capacity from 180 MW to 208 MW. The energy payments that Hawaiian Electric makes to Kalaeloa include: (1) a fuel component, with a fuel price adjustment based on the cost of low sulfur fuel oil, (2) a fuel additives cost component and (3) a non-fuel component, with an adjustment based on changes in the Gross National Product Implicit Price Deflator. The capacity payments that Hawaiian Electric makes to Kalaeloa are fixed in accordance with the PPA. Kalaeloa also has a steam delivery cogeneration contract with another customer, the term of which coincides with the PPA. The facility has been certified by the Federal Energy Regulatory Commission as a Qualifying Facility under the Public Utility Regulatory Policies Act of 1978.
Hawaiian Electric and Kalaeloa are in negotiations to address the upcoming end of the PPA term ending on May 23, 2016. The PPA will automatically extend on a month-to-month basis as long as the parties are still negotiating in good faith. The month-to-month term extensions shall end 60 days after either party notifies the other in writing that negotiations have terminated.

Pursuant to the current accounting standards for VIEs, Hawaiian Electric is deemed to have a variable interest in Kalaeloa by reason of the provisions of Hawaiian Electric’s PPA with Kalaeloa. However, management has concluded that Hawaiian Electric is not the primary beneficiary of Kalaeloa because Hawaiian Electric does not have the power to direct the activities that most significantly impact Kalaeloa’s economic performance nor the obligation to absorb Kalaeloa’s expected losses, if any, that could potentially be significant to Kalaeloa. Thus, Hawaiian Electric has not consolidated Kalaeloa in its consolidated financial statements. The energy payments paid by Hawaiian Electric will fluctuate as fuel prices change, however, the PPA does not currently expose Hawaiian Electric to losses as the fuel and fuel related energy payments under the PPA have been approved by the PUC for recovery from customers through base electric rates and through Hawaiian Electric’s ECAC to the extent the fuel and fuel related energy payments are not included in base energy rates. As of March 31, 2016, Hawaiian Electric’s accounts payable to Kalaeloa amounted to $8 million.
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
Pursuant to the current accounting standards for VIEs, Hawaiian Electric is deemed to have a variable interest in AES Hawaii by reason of the provisions of Hawaiian Electric’s PPA with AES Hawaii. However, management has concluded that Hawaiian Electric is not the primary beneficiary of AES Hawaii because Hawaiian Electric does not have the power to control the most significant activities of AES Hawaii that impact AES Hawaii’s economic performance, including operations and maintenance of AES Hawaii’s facility. Thus, Hawaiian Electric has not consolidated AES Hawaii in its consolidated financial statements. As of March 31, 2016, Hawaiian Electric’s accounts payable to AES Hawaii amounted to $13 million.
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
On February 18, 2016, Hawaiian Electric and Chevron entered into a fuel supply contract for LSFO, diesel and fuel to meet MATS requirements (2016 LSFO Contract) for the island of Oahu which terminates on December 31, 2019 and may automatically renew for annual terms thereafter unless earlier terminated by either party. Also on February 18, 2016, the Utilities and Chevron entered into a supply contract for industrial fuel oil, diesel and ultra-low sulfur diesel (Petroleum Fuels Contract) for the islands of Oahu, Maui, Molokai and the island of Hawaii , which terminates on December 31, 2019 and may automatically renew for annual terms thereafter unless earlier terminated by either party. Finally, on February 18, 2016, Hawaii Electric Light and Chevron entered into a fuels terminalling agreement which terminates on December 31, 2019 for the island of Hawaii and may automatically renew for annual terms thereafter unless earlier terminated by either party. Currently, terminalling services are provided for under the Inter-island Fuel Supply Contract with Chevron that expires on December 31, 2016. Each of these contracts are for a term of three years and become effective upon PUC approval, which approval has been requested by an application filed in February 2016, and each contract can be terminated if PUC approval is not received by October 1, 2016. Additionally, Chevron is required to comply with the agreed upon fuel specifications as set forth in the 2016 LSFO Contract and the Petroleum Fuels Contract.
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
AES Hawaii, Inc. Under a PPA entered into in March 1988, as amended, for a period of 30 years beginning September 1992, Hawaiian Electric agreed to purchase 180 MW of firm capacity from AES Hawaii. In August 2012, Hawaiian Electric filed an application with the PUC seeking an exemption from the PUC’s Competitive Bidding Framework to negotiate an amendment to the PPA to purchase 186 MW of firm capacity, and amend the energy pricing formula in the PPA. The PUC approved the exemption in April 2013, but Hawaiian Electric and AES Hawaii were not able to reach agreement on an amendment. In June 2015, AES Hawaii filed an arbitration demand regarding a dispute about whether Hawaiian Electric was obligated to buy up to 9 MW of additional capacity based on a 1992 letter. Hawaiian Electric responded to the arbitration demand and, in October 2015, AES Hawaii and Hawaiian Electric entered into a Settlement Agreement to stay the arbitration proceeding. The Settlement Agreement includes certain conditions precedent which, if satisfied, will release the parties from the claims under the arbitration proceeding. Among the conditions precedent is the successful negotiation of an amendment to the existing purchase power agreement and PUC approval of such amendment.
On November 13, 2015, Hawaiian Electric entered into Amendment No. 3 to the AES Hawaii PPA, subject to PUC approval. Amendment No. 3 provides more favorable pricing for the additional 9 MW than the existing pricing, the benefit of which will be passed on to customers, and among other things, provides (1) for an increase in firm capacity of up to 9 MW (the Additional Capacity) above the 180 MW capacity of the AES Hawaii facility, subject to a demonstration of such increased available capacity, (2) for the payment for the Additional Capacity to include a Priority Peak Capacity Charge, a Non-Peak Capacity Charge, a Priority Peak Energy Charge and a Non-Peak Energy Charge and (3) that AES will make certain operational commitments to improve reliability, and Hawaiian Electric will pay a reliability bonus according to a schedule for reduced Full Plant Trips. On January 22, 2016, Amendment No. 3 was filed with the PUC for approval. If such approval is obtained, the final condition to the Settlement Agreement’s release of the parties from the arbitration claims will be satisfied. The arbitration proceeding has been stayed to allow the PUC approval proceeding to proceed.
Liquefied natural gas. On May 31, 2015, the previous August 2014 agreement with FortisBC Energy Inc. (Fortis) for liquefaction capacity for liquefied natural gas (LNG) was superseded with a liquefaction Heads of Agreement by and between FortisBC Holdings Inc. and Hawaiian Electric. The agreement, which is subject to PUC approval, other regulatory approvals and permits and other conditions precedent before it becomes effective, provides for LNG liquefaction capacity purchases of 700,000 tonnes per year for the first five years, 600,000 tonnes per year for the next five years and 500,000 tonnes per year for the last ten years. Fortis must also obtain regulatory and other approvals for the agreement to become effective. The Fortis agreement is assignable and can be assigned to the selected bidder in the Utilities’ RFP for the supply of containerized LNG and will help ensure that liquefaction capacity is available at pricing that management believes will lower customer bills.

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
In May 2012, the PUC instituted a proceeding for a competitive bidding process for up to 50 MW of firm renewable geothermal dispatchable energy (Geothermal RFP) on the island of Hawaii, and in July 2012, Hawaii Electric Light filed an application to defer 2012 costs related to the Geothermal RFP. In November  2015, the PUC approved the deferral of $2.1 million of costs related to the Geothermal RFP, and will review the prudency and reasonableness of the deferred costs in the next Hawaii Electric Light rate case. In February 2013, Hawaii Electric Light issued the Final Geothermal RFP. Six bids were received, but Hawaii Electric Light notified bidders that none of the submitted bids sufficiently met both the low-cost and technical requirements of the Geothermal RFP. In October 2014, Hawaii Electric Light issued Addendum No. 1 (Best and Final Offer) and Attachment A (Best and Final Offer Bidder's Response Package) directly to five eligible bidders. The submittals received in January 2015 were considered for final selection of one project to proceed with PPA negotiations. In February 2015, Ormat Technologies, Inc. was selected for an award and began PPA negotiations with Hawaii Electric Light. In February 2016, Hawaii Electric Light provided the PUC with a status update notifying the PUC that the selected bidder had determined the proposed project not to be economically and financially viable, resulting in conclusion of PPA negotiations. On March 8, 2016, the Independent Observer issued a report on the results of the negotiation phase of the Geothermal RFP.
Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) Implementation Project. The Utilities submitted its Enterprise Information System Roadmap to the PUC in June 2014 and refiled an application for an ERP/EAM implementation project in July 2014 with an estimated cost of $82.4 million. The refiled application addressed the concerns raised by the PUC, about the initial application, regarding the benefits to customers of completing this project. The estimated cost of the project included the cost of ERP software that had been purchased and recorded as a deferred cost.
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
In October 2015, the PUC issued a D&O (1) finding that there is a need to replace the existing ERP/EAM system, (2) denying the Utilities request to defer the costs for the ERP software purchased in 2012 and (3) deferring any ruling on whether it is reasonable and in the public interest for the Utilities to commence with the project under Options B or A. As a result, the Utilities expensed the ERP software costs of $4.8 million in the third quarter of 2015, and pursuant to the remaining procedural schedule in the docket, in April 2015:  (1) the Utilities filed additional information on the cost and benefits of the project, (2) the Consumer Advocate filed comments on that additional information and (3) the Utilities filed a reply to the Consumer Advocate’s comments. There are no steps remaining in the procedural schedule, and the Utilities are awaiting the issuance of a final D&O.
Schofield Generating Station Project. In August 2012, the PUC approved a waiver from the competitive bidding framework to allow Hawaiian Electric to negotiate with the U.S. Army for the construction of a 50 MW utility owned and operated firm, renewable and dispatchable generation facility at Schofield Barracks. In September 2015, the PUC approved Hawaiian Electric’s application to expend $167 million for the project. In approving the project, the PUC placed a cost cap of $167 million for the project, stated 90% of the cap is allowed for cost recovery through cost recovery mechanisms other than base rates, and stated the $167 million cap will be adjusted downward due to any reduction in the cost of the engine contract due to a reduction in the foreign exchange rate. Hawaiian Electric was required to take all necessary steps to lock in the lowest possible exchange rate. On January 5, 2016, Hawaiian Electric executed a window forward agreement which lowered the cost of the engine contract by $9.7 million, resulting in a revised project cost cap of $157.3 million. The generating station is now expected to be placed in service in the first quarter of 2018.

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
Clean Water Act Section 316(b). On August 14, 2014, the EPA published in the Federal Register the final regulations required by section 316(b) of the CWA designed to protect aquatic organisms from adverse impacts associated with existing power plant cooling water intake structures. The regulations were effective October 14, 2014 and apply to the cooling water systems for the steam generating units at Hawaiian Electric’s power plants on the island of Oahu. The regulations prescribe a process, including a number of required site-specific studies, for states to develop facility-specific entrainment and impingement controls to be incorporated in each facility’s National Pollutant Discharge Elimination System permit. In the case of Hawaiian Electric’s power plants, there are a number of studies that have yet to be completed before Hawaiian Electric and the State of Hawaii Department of Health (DOH) can determine what entrainment or impingement controls, if any, might be necessary at the affected facilities to comply with the new 316(b) rule.
Mercury Air Toxics Standards. On February 16, 2012, EPA published the final rule establishing the National Emission Standards for Hazardous Air Pollutants for fossil-fuel fired steam electrical generating units (EGUs) in the Federal Register. The final rule, known as the Mercury and Air Toxics Standards (MATS), applies to the 14 EGUs at Hawaiian Electric’s power plants. MATS establishes the Maximum Achievable Control Technology standards for the control of hazardous air pollutants emissions from new and existing EGUs. Hawaiian Electric received a one-year extension to comply by April 16, 2016. Hawaiian Electric initially selected a MATS compliance strategy based on switching to lower emission fuels, but has since continued developing and refining its emission control strategy. Hawaiian Electric’s liquid oil-fired steam generating units that are subject to the MATS limits may be able to comply with the new standards without a significant fuel switch in combination with a suite of operational changes.
On April 16, 2012, Hawaiian Electric submitted to the EPA a Petition for Reconsideration and Stay (Petition) that asked the EPA to revise an emissions standard for non-continental oil-fired EGUs on the grounds that the promulgated standard was incorrectly derived. On April 21, 2015, the EPA denied Hawaiian Electric's Petition and Hawaiian Electric subsequently filed a lawsuit on June 29, 2015 appealing EPA’s denial. On April 4, 2016, the D.C. Circuit Court of Appeals granted Hawaiian Electric’s uncontested motion to dismiss the case. Hawaiian Electric believes it can comply with the MATS standards due to the operational changes it has made to reduce emissions.
1-Hour Sulfur Dioxide National Ambient Air Quality Standard. On August 1, 2015, the EPA published the Data Requirements Rule for the 2010 1-Hour Sulfur Dioxide (SO2) Primary National Ambient Air Quality Standard (NAAQS). Hawaiian Electric is working with the DOH to gather data EPA requires through the installation and operation of two new 1-hour SO2 air quality monitoring stations on the island of Oahu. This data will be integrated into the DOH’s statewide monitoring network and will assist the State’s development of its strategy to maintain the NAAQS and comply with the new 1-Hour SO2 Rule in its State Implementation Plan.
Recent Settlements. Hawaiian Electric resolved outstanding claims raised by the U.S. Fish and Wildlife Service (USFWS) and the Hawaii Department of Land and Natural Resources, Division of Forestry and Wildlife (DOFAW) in March 2016. The USFWS and DOFAW had alleged that Hawaiian Electric violated the Endangered Species Act of 1973 in April of 2011, by clearing vegetation and impacting the habitat for Achatinella mustelina, an endangered Hawaiian tree snail, while servicing its facilities on Mt. Kaala on Oahu. In the respective final settlements resolving the governments’ claims, Hawaiian Electric did not admit any liability, but paid a penalty of $250 to the U.S. Fish and Wildlife Service, and provided $200,000 to the Division of Forestry and Wildlife to rebuild an aging predator-proof snail enclosure in the Pahole Natural Area Reserve.
Potential Clean Air Act Enforcement. On July 1, 2013, Hawaii Electric Light and Maui Electric (the Utilities) received a letter from the U.S. Department of Justice (DOJ) alleging potential violations of the Prevention of Significant Deterioration and Title V requirements of the Clean Air Act involving the Hill and Kahului Power Plants. In correspondence dated November 4, 2014, the DOJ also identified potential violations by Hawaiian Electric at its Kahe facility and proposed resolving the identified, potential violations by entering into a consent decree pursuant to which the Utilities would install certain pollution controls and pay a penalty. The Utilities continue to negotiate with the DOJ to resolve these issues, but are unable to estimate the amount or effect of a consent decree, if any, at this time.
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The EPA has since identified environmental impacts in the subsurface soil at the Site. Although Maui Electric never operated at the Site or owned the Site property, after discussions with the EPA and the DOH Maui Electric agreed to undertake additional investigations at the Site and an adjacent parcel that Molokai Electric Company had used for equipment storage (the Adjacent Parcel) to determine the extent of environmental contamination. A 2011 assessment by a Maui Electric contractor of the Adjacent Parcel identified environmental impacts, including elevated polychlorinated biphenyls (PCBs) in the subsurface soils. In cooperation with the DOH and EPA, Maui Electric is further investigating the Site and the Adjacent Parcel to determine the extent of impacts of PCBs, residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $3.6 million as of March 31, 2016 for the additional investigation and estimated cleanup costs at the Site and the Adjacent Parcel; however, final costs of remediation will depend on the results of continued investigation.
Pearl Harbor sediment study. In July 2014, the U.S. Navy notified Hawaiian Electric of the Navy’s determination that Hawaiian Electric is a Potentially Responsible Party responsible for cleanup of PCB contamination in sediment in the area offshore of the Waiau Power Plant as part of the Pearl Harbor Superfund Site. The Navy has also requested that Hawaiian Electric reimburse the costs incurred by the Navy to date to investigate the area. The Navy has completed a remedial investigation and a feasibility study (FS) for the remediation of contaminated sediment at several locations in Pearl Harbor and issued its Final FS Report on June 29, 2015. On February 2, 2016, the Navy released the Proposed Plan for Pearl Harbor Sediment Remediation and Hawaiian Electric submitted comments. The extent of the contamination, the appropriate remedial measures to address it and Hawaiian Electric’s potential responsibility for any associated costs have not been determined.
On March 23, 2015, Hawaiian Electric received a letter from the EPA requesting that Hawaiian Electric submit a work plan to assess potential sources and extent of PCB contamination onshore at the Waiau Power Plant. Hawaiian Electric submitted a sampling and analysis (SAP) work plan to the EPA and the DOH. Sampling of outfall sediments at the Waiau Power Plant was completed in accordance with the SAP in December 2015. The extent of the onshore contamination, the appropriate remedial measures to address it and any associated costs have not yet been determined.
As of March 31, 2016, the reserve account recorded by Hawaiian Electric to address the PCB contamination stands at $4.3 million. The reserve represents the probable and reasonably estimable cost to complete the onshore and offshore investigations and the remediation of PCB contamination in the offshore sediment. The final remediation costs will depend on the results of the onshore investigation and assessment of potential source control requirements, as well as the further investigation of contaminated sediment offshore from the Waiau Power Plant.
Global climate change and greenhouse gas emissions reduction.  National and international concerns about climate change and the contribution of greenhouse gas (GHG) emissions (including carbon dioxide emissions from the combustion of fossil fuels) to climate change have led to federal legislative and regulatory proposals and action by the State of Hawaii to reduce GHG emissions.
In July 2007, the State Legislature passed Act 234, which requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990. On June 20, 2014, the Governor signed the final regulations required to implement Act 234 (i.e., the final GHG rule), which went into effect on June 30, 2014. In general, Act 234 and the corresponding GHG rule require affected sources (that have the potential to emit GHGs in excess of established thresholds) to reduce their GHG emissions by 16% below 2010 emission levels by 2020. In accordance with the GHG rule, the Utilities submitted their Emissions Reduction Plan (EmRP) to the DOH on June 30, 2015, demonstrating how they will comply. The Utilities have committed to a 16% reduction in GHG emissions company-wide. Pursuant to the State’s GHG rule, the DOH will incorporate the proposed facility-specific GHG emission limits into each facility’s covered source permit based on the 2020 levels specified in Hawaiian Electric’s approved EmRP.
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
As part of a negotiated amendment to the Power Purchase Agreement between Hawaiian Electric and AES Hawaii (AES), Hawaiian Electric will include the AES facility on Oahu as a partner in the Utilities’ EmRP. Similarly, with the proposed acquisition of the Hamakua Energy Partners (HEP) facility by Hawaii Electric Light, the GHG emissions from the HEP facility will be addressed in the Utilities’ EmRP. Both the AES PPA amendment and the HEP acquisition are subject to PUC approval so the inclusion of these facilities in the Utilities’ EmRP is also subject to PUC approval.
On September 22, 2009, the EPA issued its “Final Mandatory Reporting of Greenhouse Gases Rule,” which requires certain sources that emit GHGs to report their GHG emissions. Following these requirements, the Utilities have submitted the required reports for 2010 through 2015 to the EPA.
The EPA issued the final federal rule for GHG emission reductions from existing EGUs, also known as the Clean Power Plan, on August 3, 2015. The Clean Power Plan set interim state-wide emissions limits for EGUs operating in the 48 contiguous states that must be met on average from 2022 through 2029; final limits will apply from 2030. The final Clean

Power Plan did not set forth guidelines for Alaska, Hawaii, Puerto Rico or Guam, therefore Hawaiian Electric is not currently subject to this Rule.
The Utilities have taken, and continue to identify opportunities to take, direct action to reduce GHG emissions from their operations, including supporting DSM programs that foster energy efficiency, using renewable resources for energy production and purchasing power from IPPs generated by renewable resources, burning renewable biodiesel in Hawaiian Electric’s Campbell Industrial Park combustion turbine No. 1 (CIP CT-1), using biodiesel for startup and shutdown of selected Maui Electric generating units, and testing biofuel blends in other Hawaiian Electric and Maui Electric generating units. The Utilities are also working with the State of Hawaii and other entities to pursue the use of LNG as a cleaner and lower-cost fuel to replace, at least in part, the petroleum oil that would otherwise be used. Management is unable to evaluate the ultimate impact on the Utilities’ operations of more comprehensive GHG regulations that might be promulgated; however, the various initiatives that the Utilities are pursuing are likely to provide a sound basis for appropriately managing the Utilities’ carbon footprint and thereby meet both state and federal GHG reduction goals.
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
Hawaiian Electric has recorded estimated AROs related to removing retired generating units at its Honolulu and Waiau power plants. These removal projects are ongoing, with activity and expenditures occurring in partial settlement of these liabilities. Both removal projects are expected to continue through 2016.
Changes to the ARO liability included in “Other liabilities” on Hawaiian Electric’s balance sheet were as follows:

	Three months ended March 31
(in thousands)	2016	2015
Balance, beginning of period	$26,848	$29,419
Accretion expense	3	6
Liabilities incurred	—	—
Liabilities settled	(138)	(1,614)
Revisions in estimated cash flows	—	—
Balance, end of period	$26,713	$27,811
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
On May 31, 2013, as provided for in its original order issued in 2010 approving decoupling and citing three years of implementation experience for Hawaiian Electric, the PUC opened an investigative docket to review whether the decoupling mechanisms are functioning as intended, are fair to the Utilities and their ratepayers and are in the public interest. The PUC affirmed its support for the continuation of the sales decoupling (RBA) mechanism and stated its interest in evaluating the RAM to ensure it provides the appropriate balance of risks, costs, incentives and performance requirements, as well as administrative efficiency, and whether the current interest rate applied to the outstanding RBA balance is reasonable. In October 2013, the PUC issued orders that bifurcated the proceeding (into Schedule A and Schedule B issues).
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
In accordance with the March Order, the Utilities and the Consumer Advocate filed on June 15, 2015, their Joint Proposed Modified REIP Framework/Standards and Guidelines regarding the eligibility of projects for cost recovery above the RAM Cap through the REIP surcharge. On the same date, the Utilities filed their proposed standards and guidelines on the eligibility of projects for cost recovery through the RAM above the RAM Cap. On June 30, 2015, the Consumer Advocate filed comments on this proposal, and the County of Hawaii filed comments on both the REIP and the RAM above the RAM Cap proposals. On October 26, 2015, Hawaiian Electric filed an application to recover the revenue requirements associated with 2015 net plant additions in the amount of $40.3 million (later reduced to $35.7 million) and other associated costs for its Underground Cable Program and the 138kV Transmission and 46kV Sub-Transmission Structures Major Baseline Projects through the RAM above the 2015 RAM Cap. On October 30, 2015, Maui Electric filed an application to recover the revenue requirements associated with 2015 net plant additions in the amount of $4.3 million and other associated costs for its transmission and distribution and generation plant reliability Major Baseline Project through the RAM above the 2015 RAM

Cap. In November 2015, the Consumer Advocate filed preliminary statements of position (PSOPs) on these two applications, recommending that the PUC reject the applications. In December 2015, the Utilities filed responses to the Consumer Advocate’s PSOPs, pointing out that the PUC had already authorized the filing of such applications for recovery of capital costs above the RAM Cap and requesting that the PUC proceed with review of the applications. In March 2016, Maui Electric withdrew its October 30, 2015 application. Maui Electric determined that the application is unnecessary because it could recover the revenue requirements associated with its 2015 net plant additions under the RAM Cap due to: (1) the extension of bonus depreciation in 2015 which resulted in an increased level of accumulated deferred income taxes as an offset to 2015 net plant additions; and (2) the recorded amount of net plant additions in 2015 was less than the estimate of net plant additions in the application. In April 2016, Hawaiian Electric reduced its 2015 net plant additions in its October 26, 2015 application for the same reason as Maui Electric regarding the extension of bonus depreciation in 2015.
Annual decoupling filings.  On March 31, 2016, the Utilities submitted to the PUC their annual decoupling filings for tariffed rates that will be effective from June 1, 2016 through May 31, 2017. The net annual incremental amounts to be collected (refunded) were comprised as follows:

($ in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
2016 Annual incremental RAM adjusted revenues	$11.0	$2.9	$2.4
Annual change in accrued earnings sharing credits	$—	$—	$0.5
Annual change in accrued RBA balance as of December 31, 2015 (and associated revenue taxes) (refunded)	$(13.6)	$(2.5)	$(4.3)
Net annual incremental amount to be collected (refunded) under the tariffs	$(2.6)	$0.4	$(1.4)
Impact on typical residential customer monthly bill (in dollars) *	$0.01	$0.41	$(0.95)
* Based on a 500 kilowatthour (KWH) bill for Hawaiian Electric, Maui Electric and Hawaii Electric Light. The bill impact for Lanai and Molokai customers is a decrease of $0.76, based on a 400 KWH bill. Although Hawaiian Electric’s net annual incremental amount is a refund, the typical residential customer monthly bill will increase $0.01 due to lower anticipated KWH sales.
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
In February 2016, the Utilities filed their PSIP Update Interim Status Report with the PUC, which discusses the status of the Utilities’ ongoing planning and analysis for a diverse mix of energy resources to meet the state’s 100% RPS goal by 2045. The updated PSIPs were filed on April 1, 2016.
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
On October 21, 2015, The Alliance for Solar Choice, LLC (TASC) filed a complaint in Hawaii state court seeking an order enjoining the PUC from implementing the D&O and declaring that the D&O be reversed, modified and/or remanded to the PUC for further proceedings. On January 19, 2016, the Circuit Court entered a final judgment against TASC on all of its claims. TASC has filed a notice of appeal from the final judgment. TASC also filed a second appeal of the D&O directly with the Intermediate Court of Appeals. On April 20, 2016, the Intermediate Court of Appeals approved stipulations to dismiss both appeals with prejudice.
Derivative financial instrument. On January 5, 2016, Hawaiian Electric executed a window forward agreement to hedge the foreign currency risk associated with the anticipated purchase of engines from a European manufacturer to be included as part of the Schofield generating station. This window forward agreement has been designated as a cash flow hedge under which a single guaranteed exchange rate agreed upon on a certain date for future currency transactions scheduled to occur on specific dates with a “window” or range of plus/minus 30 days. Unrealized gains are recorded at fair value as assets in “other current assets,” and unrealized losses are recorded at fair value as liabilities in “other current liabilities,” both for the period they are outstanding. For this window forward agreement, the effective portion is reported as a component of accumulated other comprehensive income until reclassified into net income consistent with any gains or losses recognized on the engines. The generating station is expected to be placed in service in the first quarter of 2018.

	March 31, 2016		December 31, 2015
(dollars in thousands)	Notional amount	Fair value	Notional amount	Fair value
Window forward contract	$31,335	$1,640	$—	$—
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

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income
Three months ended March 31, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$337,175	73,183	71,706	—	(12)	$482,052
Expenses
Fuel oil	74,085	14,374	25,281	—	—	113,740
Purchased power	91,917	16,797	7,145	—	—	115,859
Other operation and maintenance	69,558	16,441	17,909	—	—	103,908
Depreciation	31,522	9,449	5,810	—	—	46,781
Taxes, other than income taxes	32,684	6,891	6,863	—	—	46,438
Total expenses	299,766	63,952	63,008	—	—	426,726
Operating income	37,409	9,231	8,698	—	(12)	55,326
Allowance for equity funds used during construction	1,406	127	206	—	—	1,739
Equity in earnings of subsidiaries	7,929	—	—	—	(7,929)	—
Interest expense and other charges, net	(11,865)	(2,965)	(2,490)	—	12	(17,308)
Allowance for borrowed funds used during construction	529	49	84	—	—	662
Income before income taxes	35,408	6,442	6,498	—	(7,929)	40,419
Income taxes	9,771	2,346	2,436	—	—	14,553
Net income	25,637	4,096	4,062	—	(7,929)	25,866
Preferred stock dividends of subsidiaries	—	134	95	—	—	229
Net income attributable to Hawaiian Electric	25,637	3,962	3,967	—	(7,929)	25,637
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$25,367	3,962	3,967	—	(7,929)	$25,367

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income
Three months ended March 31, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$25,367	3,962	3,967	—	(7,929)	$25,367
Other comprehensive income, net of taxes:
Derivatives qualified as cash flow hedges:
Effective portion of foreign currency hedge net unrealized gain, net of taxes	1,002	—	—	—	—	1,002
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	3,236	458	418	—	(876)	3,236
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(3,222)	(458)	(418)	—	876	(3,222)
Other comprehensive income, net of taxes	1,016	—	—	—	—	1,016
Comprehensive income attributable to common shareholder	$26,383	3,962	3,967	—	(7,929)	$26,383

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income
Three months ended March 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$399,741	88,055	85,674	—	(28)	$573,442
Expenses
Fuel oil	118,403	23,385	35,018	—	—	176,806
Purchased power	103,250	21,893	10,864	—	—	136,007
Other operation and maintenance	70,084	16,399	17,519	—	—	104,002
Depreciation	29,389	9,313	5,541	—	—	44,243
Taxes, other than income taxes	38,201	8,384	8,163	—	—	54,748
Total expenses	359,327	79,374	77,105	—	—	515,806
Operating income	40,414	8,681	8,569	—	(28)	57,636
Allowance for equity funds used during construction	1,123	145	145	—	—	1,413
Equity in earnings of subsidiaries	7,692	—	—	—	(7,692)	—
Interest expense and other charges, net	(11,238)	(2,680)	(2,435)	—	28	(16,325)
Allowance for borrowed funds used during construction	388	53	58	—	—	499
Income before income taxes	38,379	6,199	6,337	—	(7,692)	43,223
Income taxes	11,235	2,277	2,338	—	—	15,850
Net income	27,144	3,922	3,999	—	(7,692)	27,373
Preferred stock dividends of subsidiaries	—	134	95	—	—	229
Net income attributable to Hawaiian Electric	27,144	3,788	3,904	—	(7,692)	27,144
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$26,874	3,788	3,904	—	(7,692)	$26,874
Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income
Three months ended March 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$26,874	3,788	3,904	—	(7,692)	$26,874
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	4,933	651	600	—	(1,251)	4,933
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(4,911)	(651)	(600)	—	1,251	(4,911)
Other comprehensive income, net of taxes	22	—	—	—	—	22
Comprehensive income attributable to common shareholder	$26,896	3,788	3,904	—	(7,692)	$26,896

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet
March 31, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,972	6,219	3,016	—	—	$53,207
Plant and equipment	4,059,986	1,213,924	1,082,096	—	—	6,356,006
Less accumulated depreciation	(1,325,559)	(490,883)	(468,486)	—	—	(2,284,928)
Construction in progress	163,196	16,648	18,160	—	—	198,004
Utility property, plant and equipment, net	2,941,595	745,908	634,786	—	—	4,322,289
Nonutility property, plant and equipment, less accumulated depreciation	5,762	82	1,531	—	—	7,375
Total property, plant and equipment, net	2,947,357	745,990	636,317	—	—	4,329,664
Investment in wholly owned subsidiaries, at equity	557,885	—	—	—	(557,885)	—
Current assets
Cash and cash equivalents	29,307	12,070	7,564	101	—	49,042
Advances to affiliates	—	12,500	7,000	—	(19,500)	—
Customer accounts receivable, net	69,744	18,399	15,596	—	—	103,739
Accrued unbilled revenues, net	60,022	12,857	12,488	—	—	85,367
Other accounts receivable, net	13,180	1,271	1,269	—	(8,947)	6,773
Fuel oil stock, at average cost	34,553	5,688	8,163	—	—	48,404
Materials and supplies, at average cost	30,543	6,892	16,821	—	—	54,256
Prepayments and other	18,430	2,223	2,436	—	(1,286)	21,803
Regulatory assets	80,918	5,563	2,711	—	—	89,192
Total current assets	336,697	77,463	74,048	101	(29,733)	458,576
Other long-term assets
Regulatory assets	586,873	112,052	100,291	—	—	799,216
Unamortized debt expense	304	60	56	—	—	420
Other	47,516	14,129	12,850	—	—	74,495
Total other long-term assets	634,693	126,241	113,197	—	—	874,131
Total assets	$4,476,632	949,694	823,562	101	(587,618)	$5,662,371
Capitalization and liabilities
Capitalization
Common stock equity	$1,731,304	293,358	264,426	101	(557,885)	$1,731,304
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	875,308	213,608	190,000	—	—	1,278,916
Total capitalization	2,628,905	513,966	459,426	101	(557,885)	3,044,513
Current liabilities
Short-term borrowings from non-affiliates	12,998	—	—	—	—	12,998
Short-term borrowings from affiliate	19,500	—	—	—	(19,500)	—
Accounts payable	73,021	12,391	9,678	—	—	95,090
Interest and preferred dividends payable	18,543	4,173	4,301	—	(2)	27,015
Taxes accrued	87,303	22,787	20,435	—	(1,286)	129,239
Regulatory liabilities	—	4,063	1,353	—	—	5,416
Other	62,307	9,019	12,625	—	(8,945)	75,006
Total current liabilities	273,672	52,433	48,392	—	(29,733)	344,764
Deferred credits and other liabilities
Deferred income taxes	477,446	102,039	90,353	—	288	670,126
Regulatory liabilities	259,907	87,514	30,956	—	—	378,377
Unamortized tax credits	55,446	15,555	14,901	—	—	85,902
Defined benefit pension and other postretirement benefit plans liability	405,024	69,103	73,390	—	—	547,517
Other	49,944	13,625	14,371	—	(288)	77,652
Total deferred credits and other liabilities	1,247,767	287,836	223,971	—	—	1,759,574
Contributions in aid of construction	326,288	95,459	91,773	—	—	513,520
Total capitalization and liabilities	$4,476,632	949,694	823,562	101	(587,618)	$5,662,371

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet
December 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,557	6,219	3,016	—	—	$52,792
Plant and equipment	4,026,079	1,212,195	1,077,424	—	—	6,315,698
Less accumulated depreciation	(1,316,467)	(486,028)	(463,509)	—	—	(2,266,004)
Construction in progress	147,979	11,455	15,875	—	—	175,309
Utility property, plant and equipment, net	2,901,148	743,841	632,806	—	—	4,277,795
Nonutility property, plant and equipment, less accumulated depreciation	5,659	82	1,531	—	—	7,272
Total property, plant and equipment, net	2,906,807	743,923	634,337	—	—	4,285,067
Investment in wholly owned subsidiaries, at equity	556,528	—	—	—	(556,528)	—
Current assets
Cash and cash equivalents	16,281	2,682	5,385	101	—	24,449
Advances to affiliates	—	15,500	7,500	—	(23,000)	—
Customer accounts receivable, net	93,515	20,508	18,755	—	—	132,778
Accrued unbilled revenues, net	60,080	12,531	11,898	—	—	84,509
Other accounts receivable, net	16,421	1,275	1,674	—	(8,962)	10,408
Fuel oil stock, at average cost	49,455	8,310	13,451	—	—	71,216
Materials and supplies, at average cost	30,921	6,865	16,643	—	—	54,429
Prepayments and other	25,505	9,091	2,295	—	(251)	36,640
Regulatory assets	63,615	4,501	4,115	—	—	72,231
Total current assets	355,793	81,263	81,716	101	(32,213)	486,660
Other long-term assets
Regulatory assets	608,957	114,562	100,981	—	—	824,500
Unamortized debt expense	359	74	64	—	—	497
Other	47,731	14,693	13,062	—	—	75,486
Total other long-term assets	657,047	129,329	114,107	—	—	900,483
Total assets	$4,476,175	954,515	830,160	101	(588,741)	$5,672,210
Capitalization and liabilities
Capitalization
Common stock equity	$1,728,325	292,702	263,725	101	(556,528)	$1,728,325
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	875,163	213,580	189,959	—	—	1,278,702
Total capitalization	2,625,781	513,282	458,684	101	(556,528)	3,041,320
Current liabilities
Short-term borrowings from affiliate	23,000	—	—	—	(23,000)	—
Accounts payable	84,631	17,702	12,513	—	—	114,846
Interest and preferred dividends payable	15,747	4,255	3,113	—	(4)	23,111
Taxes accrued	131,668	30,342	29,325	—	(251)	191,084
Regulatory liabilities	—	1,030	1,174	—	—	2,204
Other	41,083	8,760	13,194	—	(8,958)	54,079
Total current liabilities	296,129	62,089	59,319	—	(32,213)	385,324
Deferred credits and other liabilities
Deferred income taxes	466,133	100,681	87,706	—	286	654,806
Regulatory liabilities	254,033	84,623	30,683	—	—	369,339
Unamortized tax credits	54,078	15,406	14,730	—	—	84,214
Defined benefit pension and other postretirement benefit plans liability	409,021	69,893	74,060	—	—	552,974
Other	51,273	13,243	13,916	—	(286)	78,146
Total deferred credits and other liabilities	1,234,538	283,846	221,095	—	—	1,739,479
Contributions in aid of construction	319,727	95,298	91,062	—	—	506,087
Total capitalization and liabilities	$4,476,175	954,515	830,160	101	(588,741)	$5,672,210

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity
Three months ended March 31, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2015	$1,728,325	292,702	263,725	101	(556,528)	$1,728,325
Net income for common stock	25,367	3,962	3,967	—	(7,929)	25,367
Other comprehensive income, net of taxes	1,016	—	—	—	—	1,016
Common stock dividends	(23,400)	(3,302)	(3,265)	—	6,567	(23,400)
Common stock issuance expenses	(4)	(4)	(1)	—	5	(4)
Balance, March 31, 2016	$1,731,304	293,358	264,426	101	(557,885)	$1,731,304

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity
Three months ended March 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2014	$1,682,144	281,846	256,692	101	(538,639)	$1,682,144
Net income for common stock	26,874	3,788	3,904	—	(7,692)	26,874
Other comprehensive income, net of taxes	22	—	—	—	—	22
Common stock dividends	(22,601)	(2,505)	(3,794)	—	6,299	(22,601)
Common stock issuance expenses	(5)	—	—	—	—	(5)
Balance, March 31, 2015	$1,686,434	283,129	256,802	101	(540,032)	$1,686,434

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Three months ended March 31, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$25,637	4,096	4,062	—	(7,929)	$25,866
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(7,954)	—	—	—	7,929	(25)
Common stock dividends received from subsidiaries	6,592	—	—	—	(6,567)	25
Depreciation of property, plant and equipment	31,522	9,449	5,810	—	—	46,781
Other amortization	1,045	268	461	—	—	1,774
Increase in deferred income taxes	9,764	1,277	2,517	—	—	13,558
Change in tax credits, net	1,386	154	162	—	—	1,702
Allowance for equity funds used during construction	(1,406)	(127)	(206)	—	—	(1,739)
Changes in assets and liabilities:
Decrease in accounts receivable	22,606	2,113	3,563	—	15	28,297
Decrease (increase) in accrued unbilled revenues	58	(326)	(590)	—	—	(858)
Decrease in fuel oil stock	14,902	2,622	5,288	—	—	22,812
Decrease (increase) in materials and supplies	378	(27)	(178)	—	—	173
Decrease in regulatory assets	79	397	1,109	—	—	1,585
Increase in accounts payable	24,827	1,652	1,287	—	—	27,766
Change in prepaid and accrued income and utility revenue taxes	(31,916)	(1,634)	(8,466)	—	(2)	(42,018)
Increase in defined benefit pension and other postretirement benefit plans liability	177	13	15	—	—	205
Change in other assets and liabilities	15,249	5,562	169	—	(13)	20,967
Net cash provided by operating activities	112,946	25,489	15,003	—	(6,567)	146,871
Cash flows from investing activities
Capital expenditures	(97,363)	(16,649)	(11,171)	—	—	(125,183)
Contributions in aid of construction	11,585	969	1,207	—	—	13,761
Other	22	23	—	—	—	45
Advances from affiliates	—	3,000	500	—	(3,500)	—
Net cash used in investing activities	(85,756)	(12,657)	(9,464)	—	(3,500)	(111,377)
Cash flows from financing activities
Common stock dividends	(23,400)	(3,302)	(3,265)	—	6,567	(23,400)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(270)	(134)	(95)	—	—	(499)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	9,498	—	—	—	3,500	12,998
Other	8	(8)	—	—	—	—
Net cash used in financing activities	(14,164)	(3,444)	(3,360)	—	10,067	(10,901)
Net increase in cash and cash equivalents	13,026	9,388	2,179	—	—	24,593
Cash and cash equivalents, beginning of period	16,281	2,682	5,385	101	—	24,449
Cash and cash equivalents, end of period	$29,307	12,070	7,564	101	—	$49,042

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Three months ended March 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$27,144	3,922	3,999	—	(7,692)	$27,373
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(7,717)	—	—	—	7,692	(25)
Common stock dividends received from subsidiaries	6,324	—	—	—	(6,299)	25
Depreciation of property, plant and equipment	29,389	9,313	5,541	—	—	44,243
Other amortization	590	500	608	—	—	1,698
Increase in deferred income taxes	12,048	719	2,365	—	—	15,132
Change in tax credits, net	2,246	200	130	—	—	2,576
Allowance for equity funds used during construction	(1,123)	(145)	(145)	—	—	(1,413)
Changes in assets and liabilities:
Decrease in accounts receivable	21,703	2,147	4,408	—	846	29,104
Decrease in accrued unbilled revenues	21,726	1,426	4,728	—	—	27,880
Decrease in fuel oil stock	8,654	5,817	6,260	—	—	20,731
Decrease (increase) in materials and supplies	(1,115)	75	(317)	—	—	(1,357)
Increase in regulatory assets	(8,903)	(1,522)	(402)	—	—	(10,827)
Increase (decrease) in accounts payable	16,520	(2,548)	1,408	—	—	15,380
Change in prepaid and accrued income and utility revenue taxes	(52,273)	(1,807)	(9,616)	—	—	(63,696)
Increase in defined benefit pension and other postretirement benefit plans liability	—	—	110	—	—	110
Change in other assets and liabilities	(8,614)	203	(517)	—	(846)	(9,774)
Net cash provided by operating activities	66,599	18,300	18,560	—	(6,299)	97,160
Cash flows from investing activities
Capital expenditures	(92,242)	(14,902)	(11,730)	—	—	(118,874)
Contributions in aid of construction	8,121	758	266	—	—	9,145
Other	175	26	42	—	—	243
Advances from (to) affiliates	3,500	—	—	—	(3,500)	—
Net cash used in investing activities	(80,446)	(14,118)	(11,422)	—	(3,500)	(109,486)
Cash flows from financing activities
Common stock dividends	(22,601)	(2,505)	(3,794)	—	6,299	(22,601)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(270)	(134)	(95)	—	—	(499)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	30,000	(500)	(3,000)	—	3,500	30,000
Other	(214)	(1)	(1)	—	—	(216)
Net cash provided by (used in) financing activities	6,915	(3,140)	(6,890)	—	9,799	6,684
Net increase (decrease) in cash and cash equivalents	(6,932)	1,042	248	—	—	(5,642)
Cash and cash equivalents, beginning of period	12,416	612	633	101	—	13,762
Cash and cash equivalents, end of period	$5,484	1,654	881	101	—	$8,120

5 · Bank segment

Selected financial information
American Savings Bank, F.S.B.
Statements of Income Data

	Three months ended March 31
(in thousands)	2016	2015
Interest and dividend income
Interest and fees on loans	$48,437	$45,198
Interest and dividends on investment securities	5,017	3,051
Total interest and dividend income	53,454	48,249
Interest expense
Interest on deposit liabilities	1,592	1,260
Interest on other borrowings	1,485	1,466
Total interest expense	3,077	2,726
Net interest income	50,377	45,523
Provision for loan losses	4,766	614
Net interest income after provision for loan losses	45,611	44,909
Noninterest income
Fees from other financial services	5,499	5,355
Fee income on deposit liabilities	5,156	5,315
Fee income on other financial products	2,205	1,889
Bank-owned life insurance	998	983
Mortgage banking income	1,195	1,822
Other income, net	333	735
Total noninterest income	15,386	16,099
Noninterest expense
Compensation and employee benefits	22,434	21,766
Occupancy	4,138	4,113
Data processing	3,172	3,116
Services	2,911	2,341
Equipment	1,663	1,701
Office supplies, printing and postage	1,365	1,483
Marketing	861	841
FDIC insurance	884	811
Other expense	3,975	4,205
Total noninterest expense	41,403	40,377
Income before income taxes	19,594	20,631
Income taxes	6,921	7,156
Net income	$12,673	$13,475

American Savings Bank, F.S.B.
Statements of Comprehensive Income Data

	Three months ended March 31
(in thousands)	2016	2015
Net income	$12,673	$13,475
Other comprehensive income, net of taxes:
Net unrealized gains on available-for-sale investment securities:
Net unrealized gains on available-for-sale investment securities arising during the period, net of tax benefits of $4,905 and $2,278 for the respective periods	7,429	3,451
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $137 and $259 for the respective periods	208	392
Other comprehensive income, net of taxes	7,637	3,843
Comprehensive income	$20,310	$17,318

American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	March 31, 2016		December 31, 2015
Assets
Cash and due from banks		$110,200		$127,201
Interest-bearing deposits		120,428		93,680
Available-for-sale investment securities, at fair value		906,295		820,648
Stock in Federal Home Loan Bank, at cost		11,218		10,678
Loans receivable held for investment		4,642,276		4,615,819
Allowance for loan losses		(52,326)		(50,038)
Net loans		4,589,950		4,565,781
Loans held for sale, at lower of cost or fair value		7,900		4,631
Other		312,333		309,946
Goodwill		82,190		82,190
Total assets		$6,140,514		$6,014,755

Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$1,541,402		$1,520,374
Deposit liabilities—interest-bearing		3,598,530		3,504,880
Other borrowings		329,081		328,582
Other		99,605		101,029
Total liabilities		5,568,618		5,454,865
Commitments and contingencies
Common stock		1		1
Additional paid in capital		341,192		340,496
Retained earnings		240,337		236,664
Accumulated other comprehensive loss, net of tax benefits
Net unrealized gains (losses) on securities	$5,556		$(1,872)
Retirement benefit plans	(15,190)	(9,634)	(15,399)	(17,271)
Total shareholder’s equity		571,896		559,890
Total liabilities and shareholder’s equity		$6,140,514		$6,014,755

Other assets
Bank-owned life insurance		$138,732		$138,139
Premises and equipment, net		89,525		88,077
Prepaid expenses		5,329		3,550
Accrued interest receivable		15,723		15,192
Mortgage-servicing rights		8,857		8,884
Low-income housing equity investments		36,450		37,793
Real estate acquired in settlement of loans, net		797		1,030
Other		16,920		17,281
		$312,333		$309,946
Other liabilities
Accrued expenses		$26,055		$30,705
Federal and state income taxes payable		22,324		13,448
Cashier’s checks		21,542		21,768
Advance payments by borrowers		6,403		10,311
Other		23,281		24,797
		$99,605		$101,029

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.

Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of $229 million and $100 million, respectively, as of March 31, 2016 and $229 million and $100 million, respectively, as of December 31, 2015.
Available-for-sale investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value		Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
March 31, 2016
Available-for-sale
U.S. Treasury and federal agency obligations	$215,716	$3,078	$(97)	$218,697	—	$—	$—	2	$9,511	$(97)
Mortgage-related securities- FNMA, FHLMC and GNMA	681,354	7,852	(1,608)	687,598	9	67,217	(256)	21	100,991	(1,352)
	$897,070	$10,930	$(1,705)	$906,295	9	$67,217	$(256)	23	$110,502	$(1,449)
December 31, 2015
Available-for-sale
U.S. Treasury and federal agency obligations	$213,234	$1,025	$(1,300)	$212,959	13	$83,053	$(866)	3	$17,378	$(434)
Mortgage-related securities- FNMA, FHLMC and GNMA	610,522	3,564	(6,397)	607,689	38	305,785	(2,866)	25	125,817	(3,531)
	$823,756	$4,589	$(7,697)	$820,648	51	$388,838	$(3,732)	28	$143,195	$(3,965)
ASB does not believe that the investment securities that were in an unrealized loss position at March 31, 2016, represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to rising interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities. The contractual cash flows of the investment securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB did not recognize OTTI for the quarters ended March 31, 2016 and 2015.
U.S. Treasury and federal agency obligations have contractual terms to maturity. Mortgage-related securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.
The contractual maturities of available-for-sale investment securities were as follows:

March 31, 2016	Amortized cost	Fair value
(in thousands)
Due in one year or less	$—	$—
Due after one year through five years	111,299	112,991
Due after five years through ten years	66,398	67,413
Due after ten years	38,019	38,293
	215,716	218,697
Mortgage-related securities-FNMA,FHLMC and GNMA	681,354	687,598
Total available-for-sale securities	$897,070	$906,295

Allowance for loan losses.  The allowance for loan losses (balances and changes) and financing receivables were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Unallocated	Total
Three months ended March 31, 2016
Allowance for loan losses:
Beginning balance	$4,186	$11,342	$7,260	$1,671	$4,461	$13	$17,208	$3,897	$—	$50,038
Charge-offs	(45)	—	—	—	—	—	(1,343)	(1,570)	—	(2,958)
Recoveries	17	—	15	103	—	—	135	210	—	480
Provision	435	464	(103)	(34)	1,703	(1)	991	1,311	—	4,766
Ending balance	$4,593	$11,806	$7,172	$1,740	$6,164	$12	$16,991	$3,848	$—	$52,326
March 31, 2016
Ending balance: individually evaluated for impairment	$1,653	$50	$629	$841	$—	$—	$3,643	$7		$6,823
Ending balance: collectively evaluated for impairment	$2,940	$11,756	$6,543	$899	$6,164	$12	$13,348	$3,841	$—	$45,503
Financing Receivables:
Ending balance	$2,055,020	$703,661	$846,467	$18,940	$130,487	$16,241	$740,596	$136,244		$4,647,656
Ending balance: individually evaluated for impairment	$22,585	$3,727	$3,820	$4,477	$—	$—	$26,099	$13		$60,721
Ending balance: collectively evaluated for impairment	$2,032,435	$699,934	$842,647	$14,463	$130,487	$16,241	$714,497	$136,231		$4,586,935
Three months ended March 31, 2015
Allowance for loan losses:
Beginning balance	$4,662	$8,954	$6,982	$1,875	$5,471	$28	$14,017	$3,629	$—	$45,618
Charge-offs	(156)	—	(3)	—	—	—	(46)	(942)	—	(1,147)
Recoveries	12	—	31	49	—	—	341	277	—	710
Provision	403	2,274	(487)	362	(2,634)	(7)	268	435	—	614
Ending balance	$4,921	$11,228	$6,523	$2,286	$2,837	$21	$14,580	$3,399	$—	$45,795
December 31, 2015
Ending balance: individually evaluated for impairment	$1,453	$—	$442	$891	$—	$—	$3,527	$7		$6,320
Ending balance: collectively evaluated for impairment	$2,733	$11,342	$6,818	$780	$4,461	$13	$13,681	$3,890	$—	$43,718
Financing Receivables:
Ending balance	$2,069,665	$690,561	$846,294	$18,229	$100,796	$14,089	$758,659	$123,775		$4,622,068
Ending balance: individually evaluated for impairment	$22,457	$1,188	$3,225	$5,683	$—	$—	$21,119	$13		$53,685
Ending balance: collectively evaluated for impairment	$2,047,208	$689,373	$843,069	$12,546	$100,796	$14,089	$737,540	$123,762		$4,568,383
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
Each loan is assigned an Asset Quality Rating (AQR) reflecting the likelihood of repayment or orderly liquidation of that loan transaction pursuant to regulatory credit classifications:  Pass, Special Mention, Substandard, Doubtful and Loss. The AQR is a function of the PD Model rating, the loss given default and possible non-model factors which impact the ultimate collectability of the loan such as character of the business owner/guarantor, interim period performance, litigation, tax liens and major changes in business and economic conditions. Pass exposures generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral. Special Mention loans have potential weaknesses that, if left uncorrected, could jeopardize the liquidation of the debt.  Substandard loans have well-defined weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the Bank may sustain some loss. An asset classified Doubtful has the weaknesses of those classified Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The credit risk profile by internally assigned grade for loans was as follows:

	March 31, 2016			December 31, 2015
(in thousands)	Commercial real estate	Commercial construction	Commercial	Commercial real estate	Commercial construction	Commercial
Grade:
Pass	$655,307	$110,744	$679,370	$642,410	$86,991	$703,208
Special mention	16,096	—	12,662	7,710	13,805	7,029
Substandard	32,258	19,743	48,302	40,441	—	47,975
Doubtful	—	—	262	—	—	447
Loss	—	—	—	—	—	—
Total	$703,661	$130,487	$740,596	$690,561	$100,796	$758,659

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
March 31, 2016
Real estate:
Residential 1-4 family	$5,537	$2,215	$10,626	$18,378	$2,036,642	$2,055,020	$—
Commercial real estate	—	—	—	—	703,661	703,661	—
Home equity line of credit	1,218	508	340	2,066	844,401	846,467	—
Residential land	—	—	148	148	18,792	18,940	—
Commercial construction	—	—	—	—	130,487	130,487	—
Residential construction	—	—	—	—	16,241	16,241	—
Commercial	391	984	308	1,683	738,913	740,596	—
Consumer	1,249	579	446	2,274	133,970	136,244	—
Total loans	$8,395	$4,286	$11,868	$24,549	$4,623,107	$4,647,656	$—
December 31, 2015
Real estate:
Residential 1-4 family	$4,967	$3,289	$11,503	$19,759	$2,049,906	$2,069,665	$—
Commercial real estate	—	—	—	—	690,561	690,561	—
Home equity line of credit	896	706	477	2,079	844,215	846,294	—
Residential land	—	—	415	415	17,814	18,229	—
Commercial construction	—	—	—	—	100,796	100,796	—
Residential construction	—	—	—	—	14,089	14,089	—
Commercial	125	223	878	1,226	757,433	758,659	—
Consumer	1,383	593	644	2,620	121,155	123,775	—
Total loans	$7,371	$4,811	$13,917	$26,099	$4,595,969	$4,622,068	$—

The credit risk profile based on nonaccrual loans, accruing loans 90 days or more past due and TDR loans was as follows:

(in thousands)	March 31, 2016	December 31, 2015
Real estate:
Residential 1-4 family	$21,028	$20,554
Commercial real estate	3,727	1,188
Home equity line of credit	2,801	2,254
Residential land	698	970
Commercial construction	—	—
Residential construction	—	—
Commercial	17,862	20,174
Consumer	797	895
Total nonaccrual loans	$46,913	$46,035
Real estate:
Residential 1-4 family	$—	$—
Commercial real estate	—	—
Home equity line of credit	—	—
Residential land	—	—
Commercial construction	—	—
Residential construction	—	—
Commercial	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	$—	$—
Real estate:
Residential 1-4 family	$13,803	$13,962
Commercial real estate	—	—
Home equity line of credit	2,643	2,467
Residential land	3,779	4,713
Commercial construction	—	—
Residential construction	—	—
Commercial	8,400	1,104
Consumer	—	—
Total troubled debt restructured loans not included above	$28,625	$22,246

The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

	March 31, 2016			Three months ended March 31, 2016
(in thousands)	Recorded investment	Unpaid principal balance	Related Allowance	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$10,502	$11,606	$—	$10,392	$51
Commercial real estate	1,166	1,429	—	1,173	—
Home equity line of credit	913	1,159	—	849	—
Residential land	1,489	2,185	—	1,590	16
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	5,079	5,831	—	4,999	6
Consumer	—	—	—	—	—
	$19,149	$22,210	$—	$19,003	$73
With an allowance recorded
Real estate:
Residential 1-4 family	$12,083	$12,286	$1,653	$12,018	$122
Commercial real estate	2,561	2,570	50	854	—
Home equity line of credit	2,907	2,977	629	2,944	27
Residential land	2,988	2,988	841	3,378	67
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	21,020	21,714	3,643	16,970	30
Consumer	13	13	7	13	—
	$41,572	$42,548	$6,823	$36,177	$246
Total
Real estate:
Residential 1-4 family	$22,585	$23,892	$1,653	$22,410	$173
Commercial real estate	3,727	3,999	50	2,027	—
Home equity line of credit	3,820	4,136	629	3,793	27
Residential land	4,477	5,173	841	4,968	83
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	26,099	27,545	3,643	21,969	36
Consumer	13	13	7	13	—
	$60,721	$64,758	$6,823	$55,180	$319

	December 31, 2015			Three months ended March 31, 2015
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$10,596	$11,805	$—	$11,552	$89
Commercial real estate	1,188	1,436	—	555	—
Home equity line of credit	707	948	—	400	1
Residential land	1,644	2,412	—	2,637	52
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	5,671	6,333	—	7,295	2
Consumer	—	—	—	—	—
	$19,806	$22,934	$—	$22,439	$144
With an allowance recorded
Real estate:
Residential 1-4 family	$11,861	$11,914	$1,453	$11,510	$126
Commercial real estate	—	—	—	4,482	—
Home equity line of credit	2,518	2,579	442	626	6
Residential land	4,039	4,117	891	5,189	83
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	15,448	16,073	3,527	4,982	50
Consumer	13	13	7	15	—
	$33,879	$34,696	$6,320	$26,804	$265
Total
Real estate:
Residential 1-4 family	$22,457	$23,719	$1,453	$23,062	$215
Commercial real estate	1,188	1,436	—	5,037	—
Home equity line of credit	3,225	3,527	442	1,026	7
Residential land	5,683	6,529	891	7,826	135
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	21,119	22,406	3,527	12,277	52
Consumer	13	13	7	15	—
	$53,685	$57,630	$6,320	$49,243	$409

*	Since loan was classified as impaired.

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
ASB may consider various types of concessions in granting a TDR including maturity date extensions, extended amortization of principal, temporary deferral of principal payments and temporary interest rate reductions. ASB rarely grants principal forgiveness in its TDR modifications. Residential loan modifications generally involve interest rate reduction, extending the amortization period, or capitalizing certain delinquent amounts owed not to exceed the original loan balance. Land loans at origination are typically structured as a three-year term, interest-only monthly payment with a balloon payment due at maturity. Land loan TDR modifications typically involve extending the maturity date up to five years and converting the payments from interest-only to principal and interest monthly, at the same or higher interest rate. Commercial loan modifications generally involve extensions of maturity dates, extending the amortization period and temporary deferral or reduction of principal payments. ASB generally does not reduce the interest rate on commercial loan TDR modifications. Occasionally, additional collateral and/or guaranties are obtained.
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
Loan modifications that occurred and the impact on the allowance for loan losses were as follows:

	Three months ended March 31, 2016
	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance
(dollars in thousands)		Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	4	$1,097	$1,215	$161
Commercial real estate	—	—	—	—
Home equity line of credit	10	669	669	74
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	3	16,200	16,200	525
Consumer	—	—	—	—
	17	$17,966	$18,084	$760

	Three months ended March 31, 2015
	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance
(dollars in thousands)		Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	5	$877	$895	$47
Commercial real estate	—	—	—	—
Home equity line of credit	9	429	429	55
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	1	92	92	—
Consumer	—	—	—	—
	15	$1,398	$1,416	$102

[1]	The reported balances include loans that became TDR during the period, and were fully paid-off, charged-off, or sold prior to period end.

Loans modified in TDRs that experienced a payment default of 90 days or more during the three months ended March 31, 2016 and 2015, and for which the payment of default occurred within one year of the modification, were as follows:

Three months ended March 31	2016		2015
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate:
Residential 1-4 family	1	$488	—	$—
Commercial real estate	—	—	—	—
Home equity line of credit	—	—	—	—
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
	1	$488	—	$—
If loans modified in a TDR subsequently default, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled $2.3 million at March 31, 2016.
Mortgage servicing rights. In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received $40.4 million and $78.3 million of proceeds from the sale of residential mortgages for the quarters ended March 31, 2016 and 2015, respectively, and recognized gains on such sales of $1.2 million and $1.8 million for the quarters ended March 31, 2016 and 2015, respectively. Repurchased mortgage loans for the quarters ended March 31, 2016 and 2015 were nil and nil, respectively. The repurchase reserve was $0.1 million and nil for the quarters ended March 31, 2016 and 2015, respectively.
Mortgage servicing fees, a component of other income, net, were $0.7 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively.
Changes in the carrying value of mortgage servicing rights were as follows:

(in thousands)	Gross carrying amount[1]	Accumulated amortization[1]	Valuation allowance	Net carrying amount
March 31, 2016	$14,986	$(6,129)	$—	$8,857
December 31, 2015	14,531	(5,647)	—	8,884
1 Reflects the impact of loans paid in full.

Changes related to mortgage servicing rights were as follows:

(in thousands)	2016	2015
Mortgage servicing rights
Balance, January 1	$8,884	$11,749
Amount capitalized	455	906
Amortization	(482)	(647)
Other-than-temporary impairment	—	(2)
Carrying amount before valuation allowance, March 31	8,857	12,006
Valuation allowance for mortgage servicing rights
Balance, January 1	—	209
Provision (recovery)	—	(166)
Other-than-temporary impairment	—	(2)
Balance, March 31	—	41
Net carrying value of mortgage servicing rights	$8,857	$11,965
ASB capitalizes mortgage servicing rights acquired through either the purchase or origination of mortgage loans for sale with servicing rights retained. On a monthly basis, ASB compares the net carrying value of the mortgage servicing rights to its fair value to determine if there are any changes to the valuation allowance and/or other-than-temporary impairment for the mortgage servicing rights. ASB’s MSRs are stratified based on predominant risk characteristics of the underlying loans including loan type such as fixed-rate 15 and 30 year mortgages and note rate in bands of 50 to 100 basis points. For each stratum, fair value is calculated by discounting expected net income streams using discount rates that reflect industry pricing for similar assets. Changes in mortgage interest rates impact the value of ASB’s mortgage servicing rights. Rising interest rates typically result in slower prepayment speeds in the loans being serviced for others, which increases the value of mortgage servicing rights, whereas declining interest rates typically result in faster prepayment speeds which decrease the value of mortgage servicing rights and increase the amortization of the mortgage servicing rights. Expected net income streams are estimated based on industry assumptions regarding prepayment expectations and income and expenses associated with servicing residential mortgage loans for others.
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
Key assumptions used in estimating the fair value of ASB’s mortgage servicing rights used in the impairment analysis were as follows:

(dollars in thousands)	March 31, 2016	December 31, 2015
Unpaid principal balance	$1,114,800	$1,097,314
Weighted average note rate	4.04%	4.05%
Weighted average discount rate	9.6%	9.6%
Weighted average prepayment speed	10.8%	9.3%
The sensitivity analysis of fair value of MSR to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	March 31, 2016	December 31, 2015
Prepayment rate:
25 basis points adverse rate change	$(537)	$(561)
50 basis points adverse rate change	(1,008)	(1,104)
Discount rate:
25 basis points adverse rate change	(99)	(111)
50 basis points adverse rate change	(196)	(220)

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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheet	Net amount of liabilities presented in the Balance Sheet
Repurchase agreements
March 31, 2016	$229	$—	$229
December 31, 2015	229	—	229

	Gross amount not offset in the Balance Sheet
(in millions)	Liabilities presented in the Balance Sheet	Financial instruments	Cash collateral pledged
March 31, 2016
Financial institution	$50	$57	$—
Government entities	37	44	—
Commercial account holders	142	161	—
Total	$229	$262	$—
December 31, 2015
Financial institution	$50	$56	$—
Government entities	56	61	—
Commercial account holders	123	144	—
Total	$229	$261	$—
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	March 31, 2016		December 31, 2015
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$32,135	$655	$22,241	$384
Forward commitments	30,516	(192)	23,644	(29)
ASB’s derivative financial instruments, their fair values, and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	March 31, 2016		December 31, 2015
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$655	$—	$384	$—
Forward commitments	—	192	1	30
	$655	$192	$385	$30
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in the statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statement of Income	Three months ended March 31
(in thousands)		2016	2015
Interest rate lock commitments	Mortgage banking income	$271	$445
Forward commitments	Mortgage banking income	(163)	(159)
		$108	$286
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $7.6 million and $10.1 million at March 31, 2016 and December 31, 2015, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. Cash contributions and payments made on commitments to LIHTC investment partnerships are classified as operating activities in the Company’s consolidated statements of cash flows. As of March 31, 2016, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.
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
6 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first three months of 2016, the Company contributed $16 million ($16 million by the Utilities) to its pension and other postretirement benefit plans, compared to $21 million ($21 million by the Utilities) in the first three months of 2015. The Company’s current estimate of contributions to its pension and other postretirement benefit plans in 2016 is $65 million ($64 million by the Utilities, $1 million by HEI and nil by ASB), compared to $88 million ($86 million by the Utilities, $2 million by HEI and nil by ASB) in 2015. In addition, the Company expects to pay directly $2 million ($1 million by the Utilities) of benefits in 2016, compared to $1 million ($0.4 million by the Utilities) paid in 2015.

The components of net periodic benefit cost for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended March 31
	Pension benefits		Other benefits
(in thousands)	2016	2015	2016	2015
HEI consolidated
Service cost	$15,391	$16,466	$836	$869
Interest cost	20,277	19,139	2,474	2,235
Expected return on plan assets	(24,664)	(22,151)	(3,052)	(2,907)
Amortization of net prior service loss (gain)	(14)	1	(448)	(448)
Amortization of net actuarial loss	5,969	8,962	287	430
Net periodic benefit cost	16,959	22,417	97	179
Impact of PUC D&Os	(4,046)	(9,513)	189	98
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$12,913	$12,904	$286	$277
Hawaiian Electric consolidated
Service cost	$14,933	$15,983	$822	$855
Interest cost	18,603	17,516	2,389	2,159
Expected return on plan assets	(22,932)	(20,632)	(3,003)	(2,859)
Amortization of net prior service loss (gain)	4	10	(451)	(451)
Amortization of net actuarial loss	5,461	8,094	284	422
Net periodic benefit cost	16,069	20,971	41	126
Impact of PUC D&Os	(4,046)	(9,513)	189	98
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$12,023	$11,458	$230	$224
HEI consolidated recorded retirement benefits expense of $9 million ($8 million by the Utilities) and $9 million ($8 million by the Utilities) in the first three months of 2016 and 2015, respectively, and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first three months of 2016 and 2015, the Company’s expense for its defined contribution pension plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan was $1.4 million and $1.4 million, respectively, and cash contributions were $2.7 million and $2.5 million, respectively. For the first three months of 2016 and 2015, the Utilities’ expense for its defined contribution pension plan under the HEIRSP was $0.4 million and $0.4 million, respectively, and cash contributions were $0.4 million and $0.4 million, respectively.
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
As of March 31, 2016, approximately 3.4 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 0.4 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of March 31, 2016, there were 141,044 shares remaining available for future issuance under the 2011 Director Plan.

Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended March 31
(in millions)	2016	2015
HEI consolidated
Share-based compensation expense [1]	$1.0	$1.8
Income tax benefit	0.3	0.6
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.3	0.5
Income tax benefit	0.1	0.2

[1]
For the three months ended March 31, 2016, the Company has not capitalized any share-based compensation. $0.04 million of this share-based compensation expense was capitalized in the three months ended March 31, 2015.

Stock awards. In the second quarter of each year, HEI grants shares to nonemployee directors of HEI, Hawaiian Electric and ASB under the 2011 Director Plan. The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI Common Stock on the grant date.
Stock appreciation rights.  As of March 31, 2016 and December 31, 2015, there were no remaining SARs outstanding.
SARs activity and statistics were as follows:

Three months ended
(dollars in thousands, except prices)	March 31, 2015
Shares underlying SARs exercised	80,000
Weighted-average price of shares exercised	$26.18
Intrinsic value of shares exercised [1]	502
Tax benefit realized for the deduction of exercises	162
1 Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalent rights exceeds the exercise price of the right.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended March 31
	2016		2015
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	210,634	$28.82	261,235	$25.77
Granted	94,282	29.90	84,294	33.74
Vested	(78,379)	27.92	(79,219)	25.77
Forfeited	—	—	(4,619)	25.83
Outstanding, end of period	226,537	$29.59	261,691	$28.33
Total weighted-average grant-date fair value of shares granted ($ millions)	$2.8		$2.8

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
As of March 31, 2016, there was $6.1 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 3.0 years.
For the first three months of 2016 and 2015, total restricted stock units that vested and related dividends had a fair value of $2.5 million and $3.0 million, respectively, and the related tax benefits were $0.9 million and $1.0 million, respectively.
Long-term incentive plan payable in stock.  The 2014-2016 long-term incentive plan (LTIP) provides for performance awards under the original EIP of shares of HEI common stock based on the satisfaction of performance goals considered to be a market condition and service conditions. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made subject to the achievement of specified performance levels. The potential payout varies from 0% to 200% of the number of target shares depending on achievement of the goals. The LTIP performance goals for the LTIP period includes awards with a market goal based on total return to shareholders (TRS) of HEI stock as a percentile to the Edison Electric Institute Index over the three-year period. In addition, the 2014-2016 LTIP has performance goals related to levels of

HEI consolidated return on average common equity (ROACE), Hawaiian Electric consolidated ROACE and ASB net income — all based on the three-year averages, and ASB return on assets relative to performance peers. The 2015-2017 and the 2016-2018 LTIP provide for performance awards payable in cash, and thus, are not included in the tables below.
LTIP linked to TRS.  Information about HEI’s LTIP grants linked to TRS was as follows:

	Three months ended March 31
	2016		2015
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	162,500	$27.66	257,956	$28.45
Granted (target level)	—	—	—	—
Vested (issued or unissued and cancelled)	(78,553)	32.69	(75,915)	30.71
Forfeited	—	—	(13,264)	26.00
Outstanding, end of period	83,947	$22.95	168,777	$27.63

(1)	Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
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
 For the three months ended March 31, 2016 and 2015, there were no vested LTIP awards linked to TRS. For the three months ended March 31, 2016, all of the shares vested (which were granted at target level based on the satisfaction of TRS performance) for the 2013-2015 LTIP lapsed.
As of March 31, 2016, there was $0.4 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TRS. The cost is expected to be recognized over a weighted-average period of 0.8 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended March 31
	2016		2015
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	222,647	$26.02	364,731	$26.01
Granted (target level)	—	—	—	—
Vested (issued)	(109,097)	26.89	(121,249)	26.05
Forfeited	—	—	(13,263)	25.72
Outstanding, end of period	113,550	$25.18	230,219	$26.00

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the three months ended March 31, 2016 and 2015, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $3.6 million and $4.7 million and the related tax benefits were $1.4 million and $1.8 million, respectively.
As of March 31, 2016, there was $0.7 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TRS. The cost is expected to be recognized over a weighted-average period of 0.8 years.
8 · Shareholders’ equity
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
Accumulated other comprehensive income.  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	Unrealized gains on derivatives	Retirement benefit plans	AOCI
Balance, December 31, 2015	$(1,872)	$(54)	$(24,336)	$(26,262)	$—	$925	$925
Current period other comprehensive income	7,428	1,056	316	8,800	1,002	14	1,016
Balance, March 31, 2016	$5,556	$1,002	$(24,020)	$(17,462)	$1,002	$939	$1,941
Balance, December 31, 2014	$462	$(289)	$(27,551)	$(27,378)	$—	$45	$45
Current period other comprehensive income	3,451	59	548	4,058	—	22	22
Balance, March 31, 2015	$3,913	$(230)	$(27,003)	$(23,320)	$—	$67	$67

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI
	Three months ended March 31		Affected line item in the
(in thousands)	2016	2015	Statement of Income
HEI consolidated
Derivatives qualified as cash flow hedges
Interest rate contracts (settled in 2011)	$54	$59	Interest expense
Retirement benefit plan items
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	3,537	5,459	See Note 6 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(3,222)	(4,911)	See Note 6 for additional details
Total reclassifications	$369	$607
Hawaiian Electric consolidated
Retirement benefit plan items
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$3,236	$4,933	See Note 6 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(3,222)	(4,911)	See Note 6 for additional details
Total reclassifications	$14	$22

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
Loans held for investment. Fair value of loans held for investment is derived using a discounted cash flow approach which includes an evaluation of the underlying loan characteristics. The valuation model uses loan characteristics which includes product type, maturity dates and the underlying interest rate of the portfolio. This information is input into the valuation models along with various forecast valuation assumptions including prepayment forecasts, to determine the discount rate. These assumptions are derived from internal and third party sources. Noting the valuation is derived from model-based techniques, ASB includes loans held for investment within Level 3 of the valuation hierarchy.
Impaired loans. At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Fair value is determined primarily by using an income, cost or market approach and is normally provided through appraisals. Impaired loans carried at fair value generally receive specific allocations within the allowance for loan losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Generally, impaired loans are evaluated quarterly for additional impairment and adjusted accordingly.
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
Other borrowings. For fixed-rate advances and repurchase agreements, fair value is estimated using quantitative discounted cash flow models that require the use of interest rate inputs that are currently offered for advances and repurchase agreements of similar remaining maturities. The majority of market inputs are actively quoted and can be validated through external sources, including broker market transactions and third party pricing services.
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
Window forward contract. The estimated fair value was obtained from a third-party financial services provider based on the effective exchange rate offered for the foreign currency denominated transaction. Window forward contracts are classified as Level 2 measurements.

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

		Estimated fair value
	Carrying or notional amount	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2016
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment securities	906,295	—	906,295	—	906,295
Stock in Federal Home Loan Bank	11,218	—	11,218	—	11,218
Loans receivable, net	4,597,850	—	7,938	4,837,177	4,845,115
Mortgage servicing rights	8,857	—	—	11,231	11,231
Bank-owned life insurance	138,732	—	138,732	—	138,732
Derivative assets	63,470	—	2,295	—	2,295
The Utilities’ derivative assets (included in amount above)	31,335	—	1,640	—	1,640
Financial liabilities
Deposit liabilities	5,139,932	—	5,144,128	—	5,144,128
Short-term borrowings—other than bank	95,485	—	95,485	—	95,485
The Utilities’ short-term borrowings (included in amount above)	12,998	—	12,998	—	12,998
Other bank borrowings	329,081	—	333,743	—	333,743
Long-term debt, net—other than bank	1,578,618	—	1,704,567	—	1,704,567
The Utilities’ long-term debt, net (included in amount above)	1,278,916	—	1,397,598	—	1,397,598
Derivative liabilities	30,516	139	53	—	192
December 31, 2015
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment securities	820,648	—	820,648	—	820,648
Stock in Federal Home Loan Bank	10,678	—	10,678	—	10,678
Loans receivable, net	4,570,412	—	4,639	4,744,886	4,749,525
Mortgage servicing rights	8,884	—	—	11,790	11,790
Bank-owned life insurance	138,139	—	138,139	—	138,139
Derivative assets	22,616	—	385	—	385
Financial liabilities
Deposit liabilities	5,025,254	—	5,024,500	—	5,024,500
Short-term borrowings—other than bank	103,063	—	103,063	—	103,063
Other bank borrowings	328,582	—	333,392	—	333,392
Long-term debt, net—other than bank*	1,578,368	—	1,669,087	—	1,669,087
The Utilities’ long-term debt, net (included in amount above)*	1,278,702	—	1,363,766	—	1,363,766
Derivative liabilities	23,269	15	15	—	30
* See Note 11 for the impact to prior period financial information of the adoption of ASU No. 2015-03.

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2016			December 31, 2015
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds (“other” segment)	$—	$10	$—	$—	$10	$—
Available-for-sale investment securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$687,598	$—	$—	$607,689	$—
U.S. Treasury and federal agency obligations	—	218,697	—	—	212,959	—
	$—	$906,295	$—	$—	$820,648	$—
Derivative assets
Interest rate lock commitments [1]	$—	$655	$—	$—	$384	$—
Forward commitments [1]	—	—	—	—	1	—
Window forward contract [2]	—	1,640	—	—	—	—
	$—	$2,295	$—	$—	$385	$—
Derivative liabilities [1]
Interest rate lock commitments	$—	$—	$—	$—	$—	$—
Forward commitments	139	53	—	15	15	—
	$139	$53	$—	$15	$15	$—
1  Derivatives are carried at fair value with changes in value reflected in the balance sheet in other assets or other liabilities and included in mortgage banking income.
2 Asset derivatives are included in other current assets in the balance sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the quarter ended March 31, 2016.
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

		Fair value measurements
(in thousands)	Balance	Level 1	Level 2	Level 3
March 31, 2016
Loans	$82	$—	$—	$82
Real estate acquired in settlement of loans	797	—	—	797
December 31, 2015
Loans	178	—	—	178
Real estate acquired in settlement of loans	1,030	—	—	1,030
 At March 31, 2016 and 2015, there were no adjustments to fair value for ASB’s loans held for sale which were carried at the lower of cost or fair value.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value (1)
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
March 31, 2016
Residential loans	$82	Fair value of property or collateral	Appraised value less 7% selling costs	42-66%	54%
Real estate acquired in settlement of loans	$797	Fair value of property or collateral	Appraised value less 7% selling costs	100%	100%

December 31, 2015
Residential loans	$50	Fair value of property or collateral	Appraised value less 7% selling costs		N/A (2)
Home equity lines of credit	128	Fair value of property or collateral	Appraised value less 7% selling costs		N/A (2)
Total loans	$178
Real estate acquired in settlement of loans	$1,030	Fair value of property or collateral	Appraised value less 7% selling cost	100%	100%
(1) Represent percent of outstanding principal balance.

(2)	N/A - Not applicable. There is one loan in each fair value measurement type.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

10 · Cash flows

Three months ended March 31	2016	2015
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates	$20	$21
Income taxes paid	1	1
Income taxes refunded	45	47
Hawaiian Electric consolidated
Interest paid to non-affiliates	12	13
Income taxes refunded	20	6
Supplemental disclosures of noncash activities
HEI consolidated
Common stock dividends reinvested in HEI common stock [1]	6	—
Real estate transferred from property, plant and equipment to other assets held-for-sale (investing)	—	5
HEI consolidated and Hawaiian Electric consolidated
Additions to electric utility property, plant and equipment - unpaid invoices and accruals (investing)	(48)	(41)
1 The amounts shown represent common stock dividends reinvested in HEI common stock under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP) in noncash transactions. From January 6, 2016, HEI satisfied the share purchase requirements of the DRIP through new issuances of its common stock. In 2015, HEI satisfied such requirements with cash through open market purchases of its common stock.

11 · Recent accounting pronouncements
Revenues from contracts.  In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: (Topic 606).” The core principle of the guidance in ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:  (1) identify the contract/s with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when, or as, the entity satisfies a performance obligation.
The Company plans to adopt ASU No. 2014-09 (and the clarifying guidance in ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”) in the first quarter of 2018, but has not determined the method of adoption (full or modified retrospective application) nor the impact of adoption on its results of operations, financial condition or liquidity.
Debt issuance costs. In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.
The Company retrospectively adopted ASU No. 2015-03 in the first quarter 2016 and the adoption did not have a material impact on the Company’s financial condition and had no impact on the Company’s results of operations or liquidity.

The table below summarizes the impact to the prior period financial statements of the adoption of ASU No. 2015-03:

(in thousands)	As previously filed	Adjustment from adoption of ASU No. 2015-03	As currently reported

December 31, 2015
HEI Consolidated Balance Sheet and Note 3 - Segment financial information (Total assets)
Other assets	$488,635	$(8,178)	$480,457
Total assets and Total liabilities and shareholders’ equity	11,790,196	(8,178)	11,782,018
Long-term debt, net-other than bank	1,586,546	(8,178)	1,578,368
Total liabilities	9,828,263	(8,178)	9,820,085
Hawaiian Electric Consolidated Balance Sheet and Note 3 - Segment financial information (Total assets)
Unamortized debt expense	8,341	(7,844)	497
Total other long-term assets	908,327	(7,844)	900,483
Total assets and Total capitalization and liabilities	5,680,054	(7,844)	5,672,210
Long-term debt, net	1,286,546	(7,844)	1,278,702
Total capitalization	3,049,164	(7,844)	3,041,320
Note 4 - Hawaiian Electric Consolidating Balance Sheet
Hawaiian Electric (parent only)
Unamortized debt expense	5,742	(5,383)	359
Total other long-term assets	662,430	(5,383)	657,047
Total assets and Total capitalization and liabilities	4,481,558	(5,383)	4,476,175
Long-term debt, net	880,546	(5,383)	875,163
Total capitalization	2,631,164	(5,383)	2,625,781
Hawaii Electric Light
Unamortized debt expense	1,494	(1,420)	74
Total other long-term assets	130,749	(1,420)	129,329
Total assets and Total capitalization and liabilities	955,935	(1,420)	954,515
Long-term debt, net	215,000	(1,420)	213,580
Total capitalization	514,702	(1,420)	513,282
Maui Electric
Unamortized debt expense	1,105	(1,041)	64
Total other long-term assets	115,148	(1,041)	114,107
Total assets and Total capitalization and liabilities	831,201	(1,041)	830,160
Long-term debt, net	191,000	(1,041)	189,959
Total capitalization	459,725	(1,041)	458,684
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
The Company retrospectively adopted ASU No. 2015-07 in the first quarter 2016; thus, the fair value disclosures for retirement benefit plan assets will be revised in the SEC Form 10-K for the year ended December 31, 2016.
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
Leases. In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires that lessees recognize a liability to make lease payments (the lease liability) and a right-of-use asset, representing its right to use the underlying asset for the lease term, for all leases (except short-term leases) at the commencement date.
The Company plans to adopt ASU 2016-02 in the first quarter of 2019 (using a modified retrospective transition approach for leases existing at, or entered into after, January 1, 2017) and has not yet determined the impact of adoption.
Stock compensation.  In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions. For example, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement; excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows; an entity can make an accounting policy election to account for forfeitures when they occur; the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions; and the cash payments made to taxing authorities on the employees’ behalf for withheld shares should be classified as financing activities on the statement of cash flows.
The Company plans to adopt ASU 2016-09 in the first quarter of 2017 and has not yet determined the impact of adoption. Provisions requiring recognition of excess tax benefits and tax deficiencies in the income statement will be applied prospectively. Provisions related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures will be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of January 1, 2017. Provisions related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement will be applied retrospectively. Provisions related to the presentation of excess tax benefits on the statement of cash flows will be applied either using a prospective transition method or a retrospective transition method.
12 · Credit agreements and long-term debt
Credit agreements.
HEI. On April 2, 2014, HEI and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (HEI Facility). The HEI Facility increased HEI’s line of credit to $150 million from $125 million, extended the term of the facility to April 2, 2019, and provided improved pricing compared to HEI’s prior facility. Under the HEI Facility, draws would generally bear interest, based on HEI’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 137.5 basis points and annual fees on undrawn commitments of 20 basis points. The HEI Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the HEI Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. In addition, the HEI Consolidated Net Worth covenant, as defined in the original facility, was removed from the HEI Facility, leaving only one financial covenant (relating to HEI’s ratio of funded debt to total capitalization, each on a non-consolidated basis). Under the credit agreement, it is an event of default if HEI fails to maintain an unconsolidated “Capitalization Ratio” (funded debt) of 50% or less (actual ratio of 17% as of March 31, 2016, as calculated under the agreement) or if HEI no longer owns Hawaiian Electric. HEI currently intends to terminate  the HEI Facility if, and when, the proposed Merger closes. The HEI Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with covenants (such as covenants preventing HEI’s subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HEI).
The facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay HEI’s short-term and long-term indebtedness, to make investments in or loans to subsidiaries and for HEI’s working capital and general corporate purposes.
Hawaiian Electric. On April 2, 2014, Hawaiian Electric and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (Hawaiian Electric Facility). The Hawaiian Electric Facility increased Hawaiian Electric’s line of credit to $200 million from $175 million. In January 2015, the PUC approved

Hawaiian Electric’s request to extend the term of the credit facility to April 2, 2019. The Hawaiian Electric Facility provided improved pricing compared to its prior facility. Under the Hawaiian Electric Facility, draws would generally bear interest, based on Hawaiian Electric’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 125 basis points and annual fees on undrawn commitments of 17.5 basis points. The Hawaiian Electric Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the Hawaiian Electric Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. The Hawaiian Electric Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with several covenants (such as covenants preventing its subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, Hawaiian Electric, and restricting its ability as well as the ability of any of its subsidiaries to guarantee additional indebtedness of the subsidiaries if such additional debt would cause the subsidiary’s “Consolidated Subsidiary Funded Debt to Capitalization Ratio” to exceed 65% (ratio of 42% for Hawaii Electric Light and 41% for Maui Electric as of March 31, 2016, as calculated under the agreement)). In addition to customary defaults, Hawaiian Electric’s failure to maintain its financial ratios, as defined in its credit agreement, or meet other requirements may result in an event of default. For example, under the credit agreement, it is an event of default if Hawaiian Electric fails to maintain a “Consolidated Capitalization Ratio” (equity) of at least 35% (ratio of 57% as of March 31, 2016, as calculated under the credit agreement), or if Hawaiian Electric is no longer owned by HEI. Under the proposed Merger Agreement, Hawaiian Electric will become a wholly-owned subsidiary of NEE. The terms of the Hawaiian Electric Facility are such that the proposed Merger would constitute a “Change in Control.” Hawaiian Electric has requested, and the financial institutions providing the Hawaiian Electric Facility have consented and agreed, that the proposed Merger shall not constitute a “Change in Control,” as defined in the credit agreement, provided that (i) the Merger is consummated and (ii) Hawaiian Electric becomes and remains a wholly-owned subsidiary of NEE.
The credit facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay Hawaiian Electric’s short-term indebtedness, to make loans to subsidiaries and for Hawaiian Electric’s capital expenditures, working capital and general corporate purposes.
Changes in long-term debt.
HEI.  On March 21, 2016, HEI entered into a $75 million term loan agreement with Bank of America, N.A., which matures on March 23, 2018 and includes substantially the same financial covenant and customary conditions as the HEI credit agreement described above. On March 23, 2016, HEI drew an initial $75 million Eurodollar term loan at an initial interest rate of 1.18% for an initial one month interest period (and a subsequent interest rate of 1.19% for a one month interest period). The proceeds from the term loan were used to pay-off HEI’s $75 million 4.41% senior note at maturity on March 24, 2016.
13 · Related party transactions
For general management and administrative services in the first quarters of 2016 and 2015, HEI charged the Utilities $2.1 million and $1.7 million, respectively, and HEI charged ASB $0.8 million and $0.3 million, respectively. The amounts charged by HEI to its subsidiaries for services provided by HEI employees are allocated primarily on the basis of time expended in providing such services.
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

	Three months ended March 31
(in millions)	2016	2015
HEI consolidated
HMSA costs	$7	$7
HMSA expense*	5	5
HDS costs	1	1
HDS expense*	1	1
Hawaiian Electric consolidated
HMSA costs	6	6
HMSA expense*	3	4
HDS costs	1	1
HDS expense*	—	—
* Charged the remaining costs primarily to electric utility plant.
The costs and expense in the table above are gross amounts (i.e., not net of employee contributions to employee benefits).
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2015 Form 10-K and should be read in conjunction with such discussion and the 2015 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2015 Form 10-K, as well as the quarterly (as of and for the three months ended March 31, 2016) financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
RESULTS OF OPERATIONS

(in thousands, except per	Three months ended March 31%
share amounts)	2016	2015	change	Primary reason(s)*
Revenues	$550,960	$637,862	(14)	Decrease for the electric utility segment, partly offset by increase for the bank segment
Operating income	68,851	69,506	(1)	Decreases for the electric utility and bank segments, partly offset by lower loss for the “other” segment
Net income for common stock	32,352	31,866	2	Lower net loss for the “other” segment, partly offset by lower net income for the electric utility and bank segments
Basic earnings per common share	$0.30	$0.31	(3)	Higher net income, more than offset by the impact of higher weighted average shares outstanding
Weighted-average number of common shares outstanding	107,620	103,281	4	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and other plans

*	Also, see segment discussions which follow.

Notes:  The Company’s effective tax rates (combined federal and state income tax rates) for the first three months of 2016 and 2015 were 36% and 38%, respectively. The effective tax rate was lower for the quarter ended March 31, 2016 compared to the same periods in 2015 due primarily to a decrease in the amount of nondeductible merger- and spin-off-related expenses.
HEI’s consolidated ROACE was 8.4% for the twelve months ended March 31, 2016 and 8.5% for the twelve months ended March 31, 2015.
Dividends.  The payout ratios for the first three months of 2016 and full year 2015 were 103% and 82%, respectively. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation, including but not limited to the Company’s results of operations, the long-term prospects for the Company and current and expected future economic conditions. See Note 2 of the Consolidated Financial Statements for a discussion of a special HEI dividend of $0.50 per share contemplated in the Merger Agreement.
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
Hawaii’s tourism industry, a significant driver of Hawaii’s economy, ended the first three months of 2016 with continued strength in arrivals and visitor expenditures as compared to the same period a year ago. Visitor expenditures increased 2.6% and arrivals increased 3.6% compared to the first three months of 2015. The Hawaii Tourism Authority expects scheduled nonstop seats to Hawaii for the second quarter of 2016 to decrease by 0.2% over the second quarter of 2015 driven by an expected decrease in domestic seats from the East Coast (-7.2%) and international seats from Japan (-5.3%) and Canada (-4.3%).
Hawaii’s unemployment rate continued to decline to 3.1% in March 2016, lower than the state’s 3.9% rate in March 2015 and the March 2016 national unemployment rate of 5.0%.
Hawaii real estate activity, as indicated by the home resale market, experienced growth in median sales prices in the first quarter of 2016. Median sales prices for single family residential homes and condominiums on Oahu increased 7.2% and 4.5%, respectively, over the first quarter of 2015. The number of closed sales was also up slightly above 17% for both housing types in the first quarter of 2016.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. In 2016, prices of all petroleum fuels have continued to fall to historic lows. The price of oil remains volatile with significant market price sensitivity towards increasing global oil stocks and economic uncertainty in China and India.
At its April 2016 meeting, the Federal Open Market Committee (FOMC) maintained the federal funds rate target of 0.25% to 0.5%, given inflation remains to be below the long-term target of 2%. FOMC anticipates the target range to remain stable until further signs of meeting the inflationary and labor market targets.
Overall, Hawaii is expected to see a continuation of 2016’s moderate expansion. Tourism gains will be marginal, with domestic gains being offset by economic weakening in Canada and Japan. Construction remains high, as activity is expected to continue in 2016 as planned and permitted building continues and as new recently approved projects begin. The biggest risk to local economic growth aligns with the risk and uncertainty of the global economy and its potential impact on the U.S. economy as a whole.
Recent tax developments. See “Recent tax developments” in Note 4 and income taxes paid and refunded in Note 10 of the Consolidated Financial Statements.
Retirement benefits.  For the first three months of 2016, the Company’s defined benefit pension and other postretirement benefit plans’ assets generated a gain, including investment management fees, of 2.1%. The market value of these assets as of March 31, 2016 and December 31, 2015 was $1.5 billion (including $1.3 billion for the Utilities) and $1.4 billion (including $1.3 billion for the Utilities), respectively.
The net periodic pension cost is expected to be higher than the ERISA minimum required contribution for 2016 as it was for 2015. Therefore, to satisfy the requirements of the Utilities’ pension tracking mechanism, net periodic pension cost will be the basis of the cash funding for 2016 as it was for 2015. The Company estimates that the cash funding for its defined benefit pension and other postretirement benefit plans in 2016 will be $65 million ($64 million by the Utilities, $1 million by HEI and nil by ASB), compared to $88 million in 2015. The 2016 contribution is expected to fully satisfy the minimum contribution requirements, including requirements of the Utilities’ pension and OPEB tracking mechanisms and the plans’ funding policies. The decline in the 2016 contribution from 2015 is largely due to the increase in the discount rate and a downward revision to the Mortality Improvement Scale, which resulted in a decline in net periodic pension cost.
Commitments and contingencies.  See Note 4, “Electric utility segment” and Note 5, “Bank segment,” of the Consolidated Financial Statements.
Recent accounting pronouncements.  See Note 11, “Recent accounting pronouncements,” of the Consolidated Financial Statements.

“Other” segment.

	Three months ended March 31
(in thousands)	2016	2015	Primary reason(s)
Revenues	$68	$72
Operating loss	(6,069)	(8,761)	Lower administrative and general expenses due to lower merger- and spin-off-related expenses
Net loss	(5,688)	(8,483)	Lower operating loss and higher tax benefits relative to the losses in first quarter 2016 (due to non-deductibility of certain merger- and spin-off-related expenses)
The “other” business segment includes results of the stand-alone corporate operations of HEI and ASB Hawaii, Inc. (ASBH), both holding companies; HEI Properties, Inc., a company which held passive, venture capital investments (all of which have been sold or abandoned prior to its dissolution in December 2015); and The Old Oahu Tug Service, Inc., a maritime freight transportation company that ceased operations in 1999; as well as eliminations of intercompany transactions. Expenses related to the pending merger with NEE and spin-off of ASBH of $1.5 million and $4.4 million were included in the results of the stand-alone corporate operations of HEI during the first quarters of 2016 and 2015, respectively.

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
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	March 31, 2016		December 31, 2015
Short-term borrowings—other than bank	$95	3%	$103	3%
Long-term debt, net—other than bank	1,579	43	1,578	43
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,942	53	1,928	53
	$3,650	100%	$3,643	100%
HEI’s short-term borrowings and HEI’s line of credit facility were as follows:

	Average balance	Balance
(in millions)	Three months ended March 31, 2016	March 31, 2016	December 31, 2015
Short-term borrowings [1]
Commercial paper	$88	$83	$103
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility		150	150

1   This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s external short-term borrowings during the first three months of 2016 was $103 million. As of April 28, 2016, HEI had $83 million of outstanding commercial paper, and its line of credit facility was undrawn.
HEI has a line of credit facility, as amended and restated on April 2, 2014, of $150 million. See Note 12 of the Consolidated Financial Statements.
From March 6, 2014 through January 5, 2016, HEI satisfied the share purchase requirements of the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), HEIRSP and ASB 401(k) Plan through open market purchases of its common stock rather than through new issuances. From January 6 through March 31, 2016, the Company raised $8.7 million through the issuance of approximately 0.3 million shares of common stock under the DRIP, HEIRSP and ASB 401(k) Plan.
In March 2013, HEI entered into equity forward transactions in which a forward counterparty borrowed 7 million shares of

HEI’s common stock from third parties and such borrowed shares were sold pursuant to an HEI registered public offering. See Note 8 of the Consolidated Financial Statements. In March 2015, HEI issued the 4.7 million shares remaining under the equity forward transactions for proceeds of $104.5 million.
In October 2015, HEI amended and extended a two-year $125 million term loan agreement that it entered into on May 2, 2014, which extended term loan now matures on October 6, 2017. In March 2016, HEI entered into a $75 million term loan agreement with Bank of America, N.A., which matures on March 23, 2018. See Note 12 of the Consolidated Financial Statements.
In December 2014, HEI filed an omnibus registration statement to register an indeterminate amount of debt and equity securities.
For the first three months of 2016, net cash provided by operating activities of HEI consolidated was $171 million. Net cash used by investing activities for the same period was $215 million, primarily due to Hawaiian Electric’s consolidated capital expenditures, purchases of ASB’s investment securities, and net increases in ASB’s loans held for investment and stock in FHLB, partly offset by ASB’s repayments and calls of investment securities and Hawaiian Electric’s contributions in aid of construction. Net cash provided by financing activities during this period was $79 million as a result of several factors, including net increases in ASB’s deposit liabilities and retail repurchase agreements and proceeds from the issuance of HEI common stock, partly offset by the payment of common stock dividends and net decreases in short-term borrowings and other bank borrowings. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition—Liquidity and capital resources” sections below.) During the first three months of 2016, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $23 million and $9 million, respectively.
CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
The Company’s results of operations and financial condition can be affected by numerous factors, many of which are beyond the Company’s control and could cause future results of operations to differ materially from historical results. For information about certain of these factors, see pages 47 to 48, 62 to 64, and 74 to 76 of HEI’s MD&A included in Part II, Item 7 of HEI’s 2015 Form 10-K.
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
For information about these material estimates and critical accounting policies, see pages 48 to 49, 64 to 65, and 76 to 79 of HEI’s MD&A included in Part II, Item 7 of HEI’s 2015 Form 10-K.

Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.
Electric utility
RESULTS OF OPERATIONS
Results.

Three months ended March 31		Increase
2016	2015	(decrease)		(dollars in millions, except per barrel amounts)
$482	$573	$(91)		Revenues. Net decrease largely due to:
			$(81)	lower fuel prices
			(18)	lower purchased power energy costs
			(6)	lower KWH purchased
			13	higher KWH generated
114	177	(63)		Fuel oil expense. Decrease largely due to lower fuel prices, partly offset by higher KWH generated
116	136	(20)		Purchased power expense. Decrease due to lower purchased power energy prices and lower KWH purchased
104	104	—		Operation and maintenance expenses. Net decrease due to:
			(1)	2015 costs for damage to combined heat and power generating unit
			(1)	storm repair costs incurred in 2015
			(1)	bad debt reserve for one customer account in 2015
			3	higher PSIP costs incurred in 2016
			1	higher LNG consulting costs incurred in 2016
93	99	(6)		Other expenses. Decrease in revenue taxes due to lower revenue, partly offset by higher depreciation expense for plant investments
55	58	(3)		Operating income. Decrease due to higher depreciation
25	27	(2)		Net income for common stock. Decrease due to lower operating income

2,085	2,044	41		Kilowatthour sales (millions)
67.3	66.5	0.8		Wet-bulb temperature (Oahu average; degrees Fahrenheit)
884	795	89		Cooling degree days (Oahu)
$53.99	$86.60	$(32.61)		Average fuel oil cost per barrel
458,464	456,171	2,293		Customer accounts (end of period)
Note:  The electric utilities had effective tax rates for the first three months of 2016 and 2015 of 36% and 37%.
Hawaiian Electric’s consolidated ROACE was 7.9% for the twelve months ended March 31, 2016 and 7.8% for the twelve months ended March 31, 2015.
The Utilities’ consolidated KWH sales have declined each year since 2007. Based on expectations of additional customer renewable self-generation and energy-efficiency installations, the Utilities’ full year 2016 KWH sales are expected to be below the 2015 level.
Other operation and maintenance expenses (excluding expense covered by surcharges or by third parties) for 2016 are expected to be 4% lower than 2015 as 2015 included significant write-offs and reserves that are not expected to recur in 2016. The Utilities are managing expenses to offset higher than planned PSIP and LNG consultant costs incurred during the first quarter of 2016.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of March 31, 2016 amounted to $4 billion, of which approximately 26% related to production PPE, 65% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 3% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission. See “Adequacy of supply” below.

See “Economic conditions” in the “HEI Consolidated” section above.
Transition to renewable energy.  The Utilities continue to make significant progress in implementing their renewable energy strategies to support Hawaii’s efforts to reduce its dependence on oil. The Utilities are committed to assisting the State of Hawaii in achieving its Renewable Portfolio Standard goal of 100% renewable energy by 2045. Hawaii’s RPS law was revised in the 2015 Legislature and requires electric utilities to meet an RPS of 15%, 30%, 40%, 70% and 100% by December 31, 2015, 2020, 2030, 2040 and 2045, respectively. Energy savings resulting from DSM energy efficiency programs and solar water heating do not count toward these RPS. The Utilities have been successful in adding significant amounts of renewable energy resources to their electric systems and exceeded their 2015 RPS goal. The Utilities' RPS for 2015 is 23%, exceeding the 2015 RPS goal, and the Utilities led the nation in 2015 in the percentage of its customers who have installed PV systems. (See "Developments in renewable energy efforts” below).
In 2014, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed proposed Power Supply Improvement Plans (PSIPs) with the PUC, as required by PUC orders issued in April 2014 (see “April 2014 regulatory orders” in Note 4 of the Consolidated Financial Statements). Updated PSIPs were filed in April 2016. Under these plans, the Utilities will support sustainable growth of rooftop solar, expand use of energy storage systems, empower customers by developing smart grids, and offer new products and services to customers (e.g., community solar, microgrids and voluntary “demand response” programs), and the Utilities proposed a switch from high-priced oil to lower cost liquefied natural gas.
On October 1, 2015, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed a proposed community-based renewable energy program and tariff with the PUC that will allow customers who cannot, or chose not to, take advantage of rooftop solar to receive the benefits of renewable energy to help offset their monthly electric bills and support clean energy for Hawaii. The program, upon approval by the PUC, will allow customers to buy an interest in electricity generated by community renewable projects on their island without installing systems on their own roofs or property. In November 2015, the PUC suspended the tariff submittal and opened an investigatory docket.
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
The Utilities continue to pursue liquefied natural gas (LNG) as a cleaner and lower cost transition fuel to meet the State’s goal to move from oil to renewable energy. Since 2014 the Utilities have been evaluating delivering LNG in specialized shipping containers to their generating stations on a transitional basis, an approach that requires minimal on-island infrastructure. In March 2014, Hawaiian Electric issued a RFP for the supply of containerized LNG and is currently in negotiations to resolve key contractual provisions with the preferred bidder. In August 2015, Hawaii State Governor Ige voiced his opposition to LNG as a replacement fuel for power generation citing (a) the high infrastructure costs, (b) permitting requirements as primary obstacles and (c) the potential to distract Hawaii from achieving the State's renewable energy goals. The Utilities have subsequently filed their updated Power Supply Improvement Plans outlining strategies that integrate LNG with the State’s renewable goals. The Utilities still anticipate finalizing an LNG Fuel Supply Agreement in 2016. The Utilities would seek approval from the PUC for the fuel agreement and for the commitment of funds related to capital improvements at various power plants concurrently.
After launching a smart grid customer engagement plan during the second quarter of 2014. Hawaiian Electric replaced approximately 5,200 residential and commercial meters with smart meters, 160 direct load control switches, fault circuit indicators and remote controlled switches in selected areas across Oahu as part of the Smart Grid Initial Phase implementation. Also under the Initial Phase a grid efficiency measure called Volt/Var Optimization (or Conservation Voltage Reduction) was turned on, customer energy portals were launched and are available for customer use and a PrePay Application was launched. The Initial Phase implementation was completed in 2015. The smart grid provides benefits such as customer tools to manage their electric bills, potentially shortening outages and enabling the Utilities to integrate more low-cost renewable energy, like wind and solar, which will reduce Hawaii’s dependence on imported oil. In March 2016, the Utilities sought PUC approval to commit funds for an expansion of the smart grid project. The smart grid project is expected to cost $340 million and be implemented over 5 years (beginning in 2017 for Oahu and 2018 for the Hawaii Island and Maui County).
Decoupling. In 2010, the PUC issued an order approving decoupling, which was implemented by the Utilities in 2011 and 2012. The decoupling model implemented delinks revenues from sales and includes annual rate adjustments for certain O&M expenses and rate base changes. On May 31, 2013, as provided for in its original order issued in 2010 approving decoupling, the PUC opened an investigative docket to review whether the decoupling mechanisms are functioning as intended, are fair to the Utilities and their ratepayers and are in the public interest. On March 31, 2015, the PUC issued an Order to make certain modifications to the decoupling mechanism. See "Decoupling" in Note 4 of the Consolidated Financial Statements for a discussion of changes to the RAM mechanism. Under decoupling, as modified by the PUC, the most significant drivers for improving earnings are:
•completing major capital projects within PUC approved amounts and on schedule;
•managing O&M expense and capital additions relative to authorized RAM adjustments; and
•achieving regulatory outcomes that cover O&M requirements and rate base items not recovered in the RAMs.
Actual and PUC-allowed (as of March 31, 2016) returns were as follows:

%	Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended March 31, 2016	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.28	6.80	7.32	7.85	7.26	8.53	9.00	7.66	8.88
PUC-allowed returns	8.11	8.31	7.34	10.00	10.00	9.00	10.00	10.00	9.00
Difference	(0.83)	(1.51)	(0.02)	(2.15)	(2.74)	(0.47)	(1.00)	(2.34)	(0.12)
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
The structural gap in 2016 is expected to be 90 to 110 basis points. Factors which impact the range of the structural gap include the actual sales impacting the size of the RBA regulatory asset, the actual level of plant additions in any given year relative to the amount recoverable through the RAM, and the timing, nature and size of any general rate case. Between rate cases, items not covered by the annual RAMs could also have a negative impact on the actual ROACEs achieved by the Utilities. Items not likely to be covered by the annual RAMs include the changes in rate base for the regulatory asset for pension contributions in excess of the pension amount in rates, investments in software projects, changes in fuel inventory and O&M and capital additions in excess of indexed escalations. The specific magnitude of the impact will depend on various factors, including changes in the required annual pension contribution, the size of software projects, changes in fuel prices and management’s ability to manage costs within the current mechanisms.
As part of decoupling, the Utilities also track their rate-making ROACEs as calculated under the earnings sharing mechanism, which includes only items considered in establishing rates. At year-end, each utility's rate-making ROACE is compared against its ROACE allowed by the PUC to determine whether earnings sharing has been triggered. Annual earnings of a utility over and above the ROACE allowed by the PUC are shared between the utility and its ratepayers on a tiered basis. The earnings share mechanism was not triggered for any of the utilities in 2015. For 2014, the earnings sharing mechanism was triggered for Maui Electric, and Maui Electric has been crediting $0.5 million to its customers for their portion of the earnings sharing during the period June 2015 to May 2016. Earnings sharing credits are included in the annual decoupling filing for the following year.

Annual decoupling filings.  See “Decoupling” in Note 4 of the Consolidated Financial Statements for a discussion of the 2016 annual decoupling filings.
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
The PUC issued several important regulatory decisions during the last few years, including a number of interim and final rate case decisions. The following table summarizes certain details of each utility’s most recent rate cases, including the details of the increases requested, whether the utility and the Consumer Advocate reached a settlement that they proposed to the PUC and the details of any granted interim and final PUC D&O increases.

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

(4)   Hawaii Electric Light’s request was to pay for O&M expenses and additional investments in plant and equipment required to maintain and improve system reliability and to cover the increased costs to support the integration of more renewable energy generation. As a result of the 2013 Agreement (described below), approved by the PUC in March 2013, the rate case was withdrawn and the docket has been closed.

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
On January 28, 2013, the Utilities and the Consumer Advocate entered into the 2013 Agreement to, among other things, write-off $40 million of CIS Project costs in lieu of conducting the regulatory audits of the CIP CT-1 and the CIS projects, with the remaining recoverable costs for the projects of $52 million to be included in rate base as of December 31, 2012. The parties agreed that Hawaii Electric Light would withdraw its 2013 test year rate case and not file a rate case until its next turn in the rate case cycle, for a 2016 test year, and Hawaiian Electric would delay the filing of its scheduled 2014 test year rate case to no earlier than January 2, 2014. The parties also agreed that, starting in 2014, Hawaiian Electric will be allowed to record RAM revenues starting on January 1 (instead of the prior start date of June 1) for the years 2014, 2015 and 2016. For the three months ended March 31, 2016 and 2015, Hawaiian Electric had additional net RAM revenues of $2 million and $5 million, respectively.
Hawaiian Electric 2014 test year rate case.  On June 27, 2014, Hawaiian Electric submitted an abbreviated rate case filing (abbreviated filing), stating that it intends to forgo the opportunity to seek a general rate increase in base rates, and if approved, this filing would result in no change in base rates. Hawaiian Electric stated that it is foregoing a rate increase request in recognition that its customers are already in a challenging high electricity bill environment. The abbreviated filing explained that Hawaiian Electric is aggressively attacking the root causes of high rates, by, among other things, vigorously pursuing the opportunity to switch from oil to liquefied natural gas, acquiring lower-cost renewable energy resources, pursuing opportunities to achieve operational efficiencies, and deactivating older, high-cost generation. Instead of seeking a rate increase, Hawaiian Electric stated that it is focused on developing and executing the new business model, plans and strategies required by the PUC’s April 2014 regulatory orders discussed in Note 4 of the Consolidated Financial Statements, as well as other actions that will reduce rates.
Hawaiian Electric further explained that the abbreviated filing satisfies the obligation to file a general rate case under the three-year cycle established by the PUC in the decoupling final D&O. If the PUC determines that additional materials are required, Hawaiian Electric stated it will work with the Consumer Advocate on a schedule to submit additional information as needed. Hawaiian Electric asked for an expedited decision on this filing and stated that if the PUC decides that such a ruling is not in order, Hawaiian Electric reserves the right to supplement the abbreviated filing with additional material to support the increase in revenue requirements forgone by this filing—calculated to be $56 million over revenues at current effective rates. Hawaiian Electric’s revenue at current effective rates includes: (1) the revenue from Hawaiian Electric’s base rates, including the revenue from the energy cost adjustment clause and the purchased power adjustment clause, (2) the revenue that would be included in the decoupling RBA in 2014 based on 2014 test year forecasted sales and (3) the revenue from the 2014 RAM implemented in connection with the decoupling mechanism.
Under Hawaiian Electric’s proposal, the decoupling RBA and RAM would continue, subject to any change to these mechanisms ordered by the PUC in Schedule B of the decoupling proceedings, the DSM surcharge would continue since demand response (DR) program costs would not be rolled into base rates (as required in the April 28, 2014 DR Order) until the next rate case and the pension and OPEB tracking mechanisms would continue. Hawaiian Electric plans to file its next rate case according to the normal rate case cycle using a 2017 test year. If circumstances change, Hawaiian Electric may file its next rate case earlier.
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
Hawaii Electric Light 2016 test year rate case. On June 17, 2015, Hawaii Electric Light filed its notice of intent to file a general rate case application by December 30, 2016, and simultaneously filed a motion which requested an extension to file its 2016 rate case to no later than December 30, 2016. On November 19, 2015, the PUC issued an order granting Hawaii Electric Light’s motion, extending the deadline to file its 2016 rate case to December 30, 2016 and imposing a number of conditions, including the removal of all HEI non-incentive executive compensation from the Company’s base rates, a demonstration that it substantially reduced its cost structure, a proposal of a set of economic incentive and cost recovery mechanisms to further encourage reductions in rates and an acceleration of its clean energy transformation, and a proposal to modify the ECAC to provide incentives to reduce fuel and purchased power expenses.
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

•
In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua Bioenergy, LLC (Hu Honua) for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Per the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction delays, failed to meet its current obligations under the PPA and failed to provide adequate assurances that it could perform or had the financial means to perform. Hawaii Electric Light terminated the PPA on March 1, 2016. Hawaii Electric Light and Hu Honua are currently in discussions regarding the possibility of reinstating the PPA under revised terms and conditions.

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

•
In August 2012, the PUC approved a waiver from the competitive bidding framework to allow Hawaiian Electric to negotiate with the U.S. Army for construction of a 50-MW utility-owned and operated firm, renewable and dispatchable generation facility at Schofield Barracks on the island of Oahu. In September 2015, the PUC approved Hawaiian Electric's application with conditions and limitations. See "Schofield Generating Station Project" in Note 4 of the Consolidated Financial Statements.

•
In May 2013, Maui Electric requested a waiver from the PUC Competitive Bidding Framework to conduct negotiations for a PPA for approximately 4.5 to 6.0 MW of firm power from a proposed Mahinahina Energy Park, LLC project, fueled with biofuel. The PUC approved the waiver request, provided that an executed PPA must be filed for PUC approval by February 2015. The parties did not execute a PPA by the PUC deadline. In September 2015, Anaergia Services, Maui Energy park and Maui Resource Recovery Facility filed a Petition for Declaratory Order, asking the PUC to find that Hawaiian Electric and Maui Electric have violated Hawaii state law and clear legislative policy by wrongfully refusing and failing to forward several bona fide requests for preferential rates for the purchase of firm renewable energy produced in conjunction with agricultural activities to the PUC for approval. The PUC held a hearing in March 2016. In April 2016, the PUC’s Hearing Officer issued a recommended D&O that confirms Maui Electric abided by state law.

•
In December 2013, Hawaiian Electric requested PUC approval for a waiver of the Na Pua Makani Power Partners, LLC’s (NPM) proposed 24-MW wind farm located in the Kahuku area on Oahu from the competitive bidding process and the PPA for Renewable As-Available Energy dated October 3, 2013 between Hawaiian Electric and NPM for the proposed 24-MW wind farm. In December 2014, the PUC approved both the waiver request and the PPA. Hawaiian Electric and NPM are currently working on an amendment to the PPA to incorporate the results of the interconnection requirements study.

•
In July 2015, the PUC issued orders approving (with conditions) four PPAs for a combined 137 MW of solar projects. In January 2016, two of the four approved projects (which are SunEdison projects) received notices of default from Hawaiian Electric for failure to meet guaranteed project milestones, and in February 2016 a third project (also a SunEdison project) received a notice of failure to meet a substantial commitment milestone. In January 2016, the PUC reopened proceedings for the three SunEdison projects. In February 2016, Hawaiian Electric filed project status reports with the PUC and terminated the three SunEdison PPAs totaling 109.6 MW. SunEdison maintains that the terminations were improper. SunEdison and the Consumer Advocate filed responses with the PUC regarding Hawaiian Electric’s status reports, and a technical conference was held on March 18, 2016. On April 12, 2016, the PUC issued a staff report concerning the termination of the PPAs. The staff report stated that Hawaiian Electric acted too hastily and without an in-depth analysis, however, the staff report acknowledged that it is within Hawaiian Electric’s management discretion to determine whether or not to terminate the PPAs. The PUC has not yet closed the dockets for these projects. On April 21, 2016, SunEdison filed for Chapter 11 bankruptcy protection.

•
In July 2015, Maui Electric signed two PPAs, with Kuia Solar and South Maui Renewable Resources (which subsequently assigned its PPA to SSA Solar of HI 3, LLC), each for a 2.87-MW solar facility. In February 2016, the PUC approved both PPAs, subject to certain conditions and modifications.

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

•
The Utilities began accepting energy from feed-in tariff projects in 2011. As of March 31, 2016, there were 14 MW, 3 MW and 4 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

•
As of March 31, 2016, there were approximately 269 MW, 63 MW and 70 MW of installed NEM capacity from renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

•
The Utilities began accepting applications for Customer Grid Supply (CGS) and Customer Self Supply (CSS) in October 2015. As of March 31, 2016 there were 0 kW, 36 kW and 0 kW of installed CGS and CSS capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

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
In accordance to its planning criteria, Hawaiian Electric deactivated two fossil fuel generating units from active service at its Honolulu Power Plant in January 2014 and anticipates deactivating two additional fossil fuel units at its Waiau Power Plant in the 2022 timeframe. Hawaiian Electric is proceeding with future firm capacity additions in coordination with the State of Hawaii Department of Transportation in 2016, and with the U.S. Department of the Army for a utility owned and operated renewable, dispatchable, including black start capabilities, generation security project on federal lands, which is expected to be in service in the first quarter of 2018. Hawaiian Electric is continuing negotiations with two firm capacity IPPs on Oahu under PPAs scheduled to expire in 2016 and 2022.
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
Maui Electric. In January 2016, Maui Electric filed its 2016 AOS letter, which indicated that Maui Electric’s generation capacity for the islands of Lanai and Molokai for the next three years is sufficiently large to meet all reasonably expected demands for service and provide reasonable reserves for emergencies. The 2016 AOS letter also indicated that without the peak reduction benefits of demand response but with the equivalent firm capacity value of wind generation, Maui Electric expects to have a small reserve capacity shortfall from 2017 to 2022 on the island of Maui.  Maui Electric is evaluating several measures to mitigate the anticipated reserve capacity shortfall.  Maui Electric anticipates needing a significant amount of additional firm capacity on Maui in the 2022 timeframe after the planned retirement of Kahului Power Plant. In February 2014, Maui Electric deactivated two fossil fuel generating units, with a combined rating of 9.5 MW, at its Kahului Power Plant. Due to various system conditions including lack of wind generation, approaching storms, and scheduled and unscheduled outages of generating units, transmission lines, and independent power producers, the two deactivated units at Kahului Power Plant were reactivated for several days in 2015 and 2016. In consideration of the time needed to acquire replacement firm generating capacity, Maui Electric now anticipates the retirement of all generating units at the Kahului Power Plant, which have a combined rating of 32.3 MW, in the 2022 timeframe. A capacity planning analysis is in progress to better define needs and timing. Maui Electric plans to issue one or more RFPs for energy storage, demand response and firm generating capacity, and to make system improvements needed to ensure reliability and voltage support in this timeframe.
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
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	March 31, 2016		December 31, 2015
Short-term borrowings	$13	—%	$—	—%
Long-term debt, net	1,279	42	1,279	42
Preferred stock	34	1	34	1
Common stock equity	1,731	57	1,728	57
	$3,057	100%	$3,041	100%

Information about Hawaiian Electric’s short-term borrowings (other than from Hawaii Electric Light and Maui Electric) and Hawaiian Electric’s line of credit facility were as follows:

	Average balance	Balance
(in millions)	Three months ended March 31, 2016	March 31, 2016	December 31, 2015
Short-term borrowings [1]
Commercial paper	$26	$13	$—
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facility		200	200

1   The maximum amount of Hawaiian Electric’s external short-term borrowings during the first three months of 2016 was $61 million. As of March 31, 2016, Hawaiian Electric had short-term borrowings from Hawaii Electric Light and Maui Electric of $12.5 million and $7 million, respectively. As of April 28, 2016, Hawaiian Electric had no outstanding commercial paper, no draws under its line of credit facility and no borrowings from HEI. Also, as of April 28, 2016, Hawaiian Electric had short-term borrowings from Hawaii Electric Light and Maui Electric of $12.5 million and $7 million, respectively. Intercompany borrowings are eliminated in consolidation.
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
In February 2016, Hawaiian Electric and Maui Electric filed an application with the PUC for approval to issue in 2016 unsecured obligations bearing taxable interest (Hawaiian Electric up to $70 million and Maui Electric up to $20 million), with the proceeds expected to be used, as applicable, to finance capital expenditures, repay long-term and/or short term debt used to finance or refinance capital expenditures and/or to reimburse funds used for payment of the capital expenditures.
Cash flows from operating activities generally relate to the amount and timing of cash received from customers and payments made to third parties. Using the indirect method of determining cash flows from operating activities, noncash expense items such as depreciation and amortization, as well as changes in certain assets and liabilities, are added to (or deducted from) net income. In 2016, net cash provided by operating activities increased by $50 million. In 2016, noncash depreciation and amortization amounted to $49 million due to an increase in plant and equipment and deferred income taxes increased $14 million. Further, net cash provided by operating activities included a net decrease of $27 million in accounts receivable and accrued unbilled revenues due largely to the decrease in customer bills as a result of lower fuel oil prices included in rates, a $23 million decrease in fuel oil stock, and a $28 million increase in accounts payable due to the decrease in the fuel oil prices and timing of vendor payments.
For the first three months in 2016, net cash used in investing activities increased by $2 million compared to the prior year. Further in 2016, capital expenditures amounted to $125 million, offset by contributions in aid of construction of $14 million.
Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. For the first three months in 2016, cash flows used in financing activities changed by a negative $18 million compared to the prior year.

Further in 2016, cash used in financing activities consisted of $24 million common and preferred stock dividend payments offset by the proceeds received from short-term borrowings of $13 million.
Bank

	Three months ended March 31		Increase
(in millions)	2016	2015	(decrease)	Primary reason(s)
Interest income	$53	$48	$5
The increase in interest income was the result of higher average earning asset balances and an increase in yields on earning assets. ASB’s average loan portfolio balance for the three months ended March 31, 2016 increased by $188 million compared to the same period in 2015 as average commercial real estate, home equity lines of credit and residential balances increased by $174 million, $29 million, and $16 million, respectively. The growth in these loan portfolios was reflective of ASB’s portfolio mix target and loan growth strategy. The yield on earning assets increased by 11 basis points as the adjustable rate loans repriced upward with the increase in the prime rate at end of 2015, which resulted in an increase in loan portfolio yields of 10 basis points. The average investment securities portfolio balance increased by $305 million due to the purchase of investments with excess liquidity. The average FHLB stock balance decreased by $58 million as FHLB stock in excess of the required holdings was repurchased by the FHLB.

Noninterest income	16	16	—
Noninterest income was relatively flat for the three months ended March 31, 2016 compared to noninterest income for the three months ended March 31, 2015. Mortgage banking income decreased $0.6 million as result of a decrease in residential mortgage loan sales volume in first quarter of 2016 compared to the same period in 2015.

Revenues	69	64	5
Interest expense	3	3	—
Interest expense was relatively flat as growth in the deposit liabilities was primarily in low rate core deposits, which had a minimal impact to interest expense. Average deposit balances for the three months ended March 31, 2016 increased by $363 million compared to the same period in 2015 due to an increase in core deposits and term certificates of $297 million and $66 million, respectively. Other borrowings increased by $10 million primarily due to an increase in repurchase agreements. The interest-bearing liability rate increased by 2 basis points.

Provision for loan losses	5	1	4
The provision for loan losses increased by $4.2 million primarily due to increased reserves for growth in the loan portfolio, additional loan loss reserves for the consumer loan portfolio and loan loss reserves for two commercial loans. Credit quality and trends continued to be stable and good, reflecting prudent credit risk management and a strong Hawaii economy. Delinquency rates have decreased from 0.60% at March 31, 2015 to 0.53% at March 31, 2016. The net charge-off ratio for the three months ended March 31, 2016 was 0.21% compared to a net charge-off ratio of 0.04% for the same period in 2015. The increase in net charge-offs were due to an increase in consumer loan portfolio charge-offs as a result of ASB’s strategic expansion of its unsecured consumer loan product offering with risk-based pricing and a loan charge-off related to one commercial borrower.

Noninterest expense	41	40	1
Noninterest expense for the three months ended March 31, 2016 was $1.0 million higher than the noninterest expense for the same period in 2015 primarily due to higher compensation and benefit expenses and higher services expenses for ASB’s electronic banking platform project to enhance online and mobile services for both consumer and business customers.

Expenses	49	44	5
Operating income	20	21	(1)	Higher net interest income was more than offset by higher provision loan losses, lower noninterest income and higher noninterest expense.
Net income	13	13	—

                       See Note 5 of the Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.

                       Despite the revenue pressures across the banking industry, management expects ASB’s low-cost funding base and lower-risk profile to continue to deliver strong performance compared to industry peers.
                       ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended March 31
(percent)	2016	2015
Return on average assets	0.84	0.96
Return on average equity	8.89	9.96
Net interest margin	3.62	3.52
Average balance sheet and net interest margin.  The following tables provides a summary of average balances including major categories of interest, earning assets and interest-bearing liabilities:

Three months ended March 31	2016			2015
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$79,320	$99	0.49	$130,294	$81	0.25
FHLB Stock	10,779	44	1.64	68,626	18	0.11
Available-for-sale investment securities	854,401	4,874	2.28	549,125	2,952	2.15
Loans
Residential 1-4 family	2,076,525	22,320	4.30	2,060,485	22,661	4.40
Commercial real estate	808,407	8,164	4.03	634,251	6,062	3.84
Home equity line of credit	851,329	6,865	3.24	822,510	6,476	3.19
Residential land	18,206	276	6.06	16,381	274	6.69
Commercial	748,774	7,372	3.94	789,329	7,068	3.62
Consumer	128,189	3,440	10.79	120,602	2,657	8.93
Total loans [1,2]	4,631,430	48,437	4.19	4,443,558	45,198	4.09
Total interest-earning assets [1]	5,575,930	53,454	3.84	5,191,603	48,249	3.73
Allowance for loan losses	(50,449)			(45,929)
Non-interest-earning assets	497,204			487,233
Total assets	$6,022,685			$5,632,907
Liabilities and shareholder’s equity:
Savings	$2,048,157	$333	0.07	$1,943,466	$300	0.06
Interest-bearing checking	821,868	42	0.02	765,172	33	0.02
Money market	167,244	53	0.13	163,737	50	0.12
Time certificates	499,617	1,164	0.93	433,747	877	0.82
Total interest-bearing deposits	3,536,886	1,592	0.18	3,306,122	1,260	0.15
Advances from Federal Home Loan Bank	102,061	786	3.05	100,000	775	3.10
Securities sold under agreements to repurchase	207,033	699	1.34	198,939	691	1.39
Total interest-bearing liabilities	3,845,980	3,077	0.32	3,605,061	2,726	0.30
Non-interest bearing liabilities:
Deposits	1,506,595			1,374,311
Other	100,175			112,344
Shareholder’s equity	569,935			541,191
Total liabilities and shareholder’s equity	$6,022,685			$5,632,907
Net interest income		$50,377			$45,523
Net interest margin (%) [3]			3.62			3.52

[1]	Includes loans held for sale, at lower of cost or fair value.

[2]
Includes loan fees of $0.8 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

[3]	Defined as net interest income as a percentage of average total interest-earning assets.
Earning assets, interest-bearing liabilities and other factors.  Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on interest-bearing liabilities. The interest rate environment has been impacted by disruptions in the financial markets over a period of several years and these conditions had a negative impact on ASB’s net interest margin during that period. With the recent interest increase by the Feds, ASB’s net interest margin has increased.
                       The loan portfolio and mortgage-related securities are ASB’s primary earning assets.
                       Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. The composition of ASB’s loans receivable was as follows:

	March 31, 2016		December 31, 2015
(dollars in thousands)	Balance	% of total	Balance	% of total
Real estate:
Residential 1-4 family	$2,055,020	44.2	$2,069,665	44.8
Commercial real estate	703,661	15.1	690,561	14.9
Home equity line of credit	846,467	18.2	846,294	18.3
Residential land	18,940	0.4	18,229	0.4
Commercial construction	130,487	2.8	100,796	2.2
Residential construction	16,241	0.4	14,089	0.3
Total real estate, net	3,770,816	81.1	3,739,634	80.9
Commercial	740,596	16.0	758,659	16.4
Consumer	136,244	2.9	123,775	2.7
	4,647,656	100.0	4,622,068	100.0
Less: Deferred fees and discounts	(5,380)		(6,249)
Allowance for loan losses	(52,326)		(50,038)
Total loans, net	$4,589,950		$4,565,781

       Home equity — key credit statistics
Attention has been given by regulators and rating agencies to the potential for increased exposure to credit losses associated with home equity lines of credit (HELOC) that were originated during the period of rapid home price appreciation between 2003 and 2007 as they have reached, or are starting to reach, the end of their 10-year, interest only payment periods. Once the interest only payment period has ended, payments are reset to include principal repayments along with interest. ASB does not have a large exposure to HELOCs originated between 2003 and 2007. Nearly all of the HELOC originations prior to 2008 consisted of amortizing equity lines that have structured principal payments during the draw period. These older equity lines represent 3% of the portfolio and are included in the amortizing balances identified in the table above.
.

	March 31, 2016	December 31, 2015
Outstanding balance (in thousands)	$846,467	$846,294
Percent of portfolio in first lien position	43.2%	42.9%
Net charge-off (recovery) ratio	(0.01)%	0.02%
Delinquency ratio	0.24%	0.25%

			End of draw period – interest only			Current
March 31, 2016	Total	Interest only	2016-2017	2018-2020	Thereafter	amortizing
Outstanding balance (in thousands)	$846,467	$649,102	$10,254	$145,561	$493,287	$197,365
% of total	100%	77%	1%	17%	59%	23%

                       As of March 31, 2016, the HELOC portfolio comprised 18% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable rate term loan with a 20-year amortization period. This product type comprises 97% of the total HELOC portfolio and is the current product offering. Within this product type, borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed rate loan with level principal and interest payments. As of March 31, 2016, approximately 20% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option.
Loan portfolio risk elements.  See Note 5 of the Consolidated Financial Statements.
Available-for-sale investment securities.  ASB’s investment portfolio was comprised as follows:

	March 31, 2016		December 31, 2015
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$218,697	24%	$212,959	26%
Mortgage-related securities — FNMA, FHLMC and GNMA	687,598	76	607,689	74
Total available-for-sale investment securities	$906,295	100%	$820,648	100%
Principal and interest on mortgage-related securities issued by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) are guaranteed by the issuer and, in the case of GNMA, backed by the full faith and credit of the U.S. government.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Des Moines and securities sold under agreements to repurchase continue to be additional sources of funds. As of March 31, 2016 and December 31, 2015, ASB’s interest-bearing liabilities consisted of 94% deposits and 6% other borrowings. The weighted average cost of deposits for the first three months of 2016 and 2015 was 0.13% and 0.11%, respectively.
Federal Home Loan Bank Merger. In the second quarter of 2015, the FHLB of Des Moines and the FHLB of Seattle successfully completed the merger of the two banks and operated as one under the name FHLB of Des Moines as of June 1, 2015. The FHLB of Des Moines will continue to be a source of liquidity for ASB.
Other factors.  Interest rate risk is a significant risk of ASB’s operations and also represents a market risk factor affecting the fair value of ASB’s investment securities. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of the investment securities, respectively. In addition, changes in credit spreads also impact the fair values of the investment securities.
As of March 31, 2016, ASB had an unrealized gain, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $5.6 million compared to an unrealized loss, net of taxes, of $1.9 million at December 31, 2015. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first three months of 2016, ASB recorded a provision for loan losses of $4.8 million primarily due to increased loss reserves for growth in the commercial real estate loan portfolio, additional loan loss reserves for the consumer loan portfolio and loan loss reserves for two commercial loans. During the first three months of 2015, ASB recorded a provision for loan losses of $0.6 million primarily due to increased loss reserves for growth in the loan portfolio and additional loss reserves for the consumer loan portfolio. Financial stress on ASB’s customers may result in higher levels of delinquencies and losses.

	Three months ended March 31		Year ended December 31,
(in thousands)	2016	2015	2015
Allowance for loan losses, January 1	$50,038	$45,618	$45,618
Provision for loan losses	4,766	614	6,275
Less: net charge-offs	2,478	437	1,855
Allowance for loan losses, end of period	$52,326	$45,795	$50,038
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.21%	0.04%	0.04%
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
ASB may also be subject to new state regulation because of a provision in the Dodd-Frank Act that acknowledges that a federal savings bank may be subject to state regulation and allows federal law to preempt a state consumer financial law on a “case by case” basis only when (1) the state law would have a discriminatory effect on the bank compared to that on a bank chartered in that state, (2) the state law prevents or significantly interferes with a bank’s exercise of its power or (3) the state law is preempted by another federal law.
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
The final rule was effective January 1, 2015 for ASB. As of March 31, 2016, ASB met the new capital requirements with a Common equity Tier-1 ratio of 12.0%, a Tier-1 capital ratio of 12.0%, a Total capital ratio of 13.2% and a Tier-1 leverage ratio of 8.7%.
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
Commitments and contingencies.  See Note 5 of the Consolidated Financial Statements.
Potential impact of lava flows. In June 2014, lava from the Kilauea Volcano on the island of Hawaii began flowing toward the town of Pahoa. ASB had been monitoring its loan exposure on properties most likely to be impacted by the projected path of the lava flow. At March 31, 2015, the outstanding amount of the residential, commercial real estate and home equity lines of credit loans collateralized by property in areas most likely affected by the lava flow totaled $13 million. For residential 1-4 mortgages in the area, ASB required lava insurance to cover the dwelling replacement cost as a condition of making the loan. As of December 31, 2014, ASB provided $1.8 million reserves for a commercial real estate loan impacted by the lava flows. Although the lava threat was downgraded from a warning to a watch in March 2015 and the immediate threat to homes and businesses in Pahoa had receded, the lava flow remained active upslope and the reserves for the commercial real estate loan remained in place at March 31, 2015. In May 2015, the flow front near Pahoa remained cold and hard, no longer threatening any homes or businesses. All major tenants of the commercial center had returned by the end of March, and property occupancy stabilized soon thereafter. As a result, at the end of May 2015 the commercial real estate loan was restored to performing status and the reserves for lava risk were reversed.

FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	March 31, 2016	December 31, 2015	% change
Total assets	$6,141	$6,015	2
Available-for-sale investment securities	906	821	10
Loans receivable held for investment, net	4,590	4,566	1
Deposit liabilities	5,140	5,025	2
Other bank borrowings	329	329	—
As of March 31, 2016, ASB was one of Hawaii’s largest financial institutions based on assets of $6.1 billion and deposits of $5.1 billion.
As of March 31, 2016, ASB’s unused FHLB borrowing capacity was approximately $1.7 billion. As of March 31, 2016, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.9 billion. Commitments to lend to borrowers whose loan terms have been modified in troubled debt restructurings totaled $2.3 million at March 31, 2016. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the three months ended March 31, 2016, net cash provided by ASB’s operating activities was $11 million. Net cash used during the same period by ASB’s investing activities was $104 million, primarily due to purchases of investment securities of $122 million, a net increase in loans receivable of $28 million and additions to premises and equipment of $3 million, partly offset by repayments and calls of investment securities of $49 million. Net cash provided by financing activities during this period was $102 million, primarily due to increases in deposit liabilities of $115 million and a net increase in retail repurchase agreements of $19 million, partly offset by maturities of securities sold under agreements to repurchase of $19 million, a net decrease in mortgage escrow deposits of $4 million and $9 million in common stock dividends to HEI (through ASB Hawaii).
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of March 31, 2016, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a Common equity Tier-1 ratio of 12.0% (6.5%), a Tier-1 capital ratio of 12.0% (8.0%), a Total capital ratio of 13.2% (10.0%) and a Tier-1 leverage ratio of 8.7% (5.0%). As of December 31, 2015, ASB was well-capitalized with a Common equity Tier-1 ratio of 12.1%, Tier-1 capital ratio of 12.1%, a Total capital ratio of 13.3% and a Tier-1 leverage ratio of 8.8%. FRB approval is required before ASB can pay a dividend or otherwise make a capital distribution to HEI (through ASB Hawaii).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company considers interest-rate risk (a non-trading market risk) to be a very significant market risk for ASB as it could potentially have a significant effect on the Company’s results of operations, financial condition and liquidity. For additional quantitative and qualitative information about the Company’s market risks, see HEI’s and Hawaiian Electric’s Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of HEI’s 2015 Form 10-K (pages 80 to 82).
ASB’s interest-rate risk sensitivity measures as of March 31, 2016 and December 31, 2015 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
+300	2.0%	1.6%	(9.6)%	(9.3)%
+200	0.8	0.6	(5.2)	(5.3)
+100	—	(0.1)	(1.5)	(1.9)
-100	(0.3)	(0.5)	(3.3)	(1.2)
Management believes that ASB’s interest rate risk position as of March 31, 2016 represents a reasonable level of risk. The NII profile under the rising interest rate scenarios was slightly more asset sensitive for all rate increases as of March 31, 2016 compared to December 31, 2015. The repricing assumption of certain core deposits was updated and resulted in slower repricing of those deposit balances in the twelve-month simulation period. This shift to less rate sensitive deposits increased ASB’s asset sensitivity.

ASB’s base EVE increased to $987 million as of March 31, 2016 compared to $974 million as of December 31, 2015 due to growth in capital and flattening of the yield curve.
The change in EVE to rising rates became less sensitive for 100 and 200 basis point increases and slightly more sensitive for a 300 basis point increase as of March 31, 2016 compared to December 31, 2015. In the first quarter of 2016, the residential fixed rate mortgage portfolio repayment history was analyzed and prepayment assumptions were updated to reflect the current interest rate environment and ASB’s residential mortgage repayment behavior. In rising rate scenarios, the price sensitivity for the residential portfolio increased as the portfolio extended in average life due to the slower prepayment expectations. The liability side of the balance sheet offsets this increase in sensitivity as core deposit balances grew $74 million, primarily in longer duration products. Additionally, the repricing assumption of certain core deposits was updated, resulting in longer duration deposit liabilities.
The computation of the prospective effects of hypothetical interest rate changes on the NII sensitivity and the percentage change in EVE is based on numerous assumptions, including relative levels of market interest rates, loan prepayments, balance changes and pricing strategies, and should not be relied upon as indicative of actual results. To the extent market conditions and other factors vary from the assumptions used in the simulation analysis, actual results may differ materially from the simulation results. Furthermore, NII sensitivity analysis measures the change in ASB’s twelve-month, pretax NII in alternate interest rate scenarios, and is intended to help management identify potential exposures in ASB’s current balance sheet and formulate appropriate strategies for managing interest rate risk. The simulation does not contemplate any actions that ASB management might undertake in response to changes in interest rates. Further, the changes in NII vary in the twelve-month simulation period and are not necessarily evenly distributed over the period. These analyses are for analytical purposes only and do not represent management’s views of future market movements, the level of future earnings or the timing of any changes in earnings within the twelve month analysis horizon. The actual impact of changes in interest rates on NII will depend on the magnitude and speed with which rates change, actual changes in ASB’s balance sheet and management’s responses to the changes in interest rates.
Item 4. Controls and Procedures
HEI:
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As of March 31, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2016, at the reasonable assurance level.
Material Weakness Previously Identified
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As discussed in the Company’s 2015 Annual Report on Form 10-K, the Company did not maintain effective controls over the preparation and review of its Consolidated Statement of Cash Flows. Specifically, controls were not designed to ensure that non-cash transactions were properly identified, evaluated and presented in the Statement of Cash Flows, and management’s review process was not effective. The control deficiency resulted in the restatement of the net cash provided by operating activities and the net cash used in investing activities for the year ended December 31, 2013 and for the three months ended March 31, 2015 and 2014, and the six months ended June 30, 2015 and 2014. The control deficiency also resulted in the revision of the net cash provided by operating activities and the net cash used in investing activities for the year ended December 31, 2014 and for the nine months ended September 30, 2014.

Remediation of Previously Identified Material Weakness
The Company’s management, with oversight from its Audit Committee of the Board of Directors of HEI, has completed the remediation of the material weakness related to the preparation and review of its Consolidated Statement of Cash Flows. In order to address this material weakness, effective for the year ended December 31, 2015, management enhanced existing controls and implemented new controls relating to the preparation and review of the Statement of Cash Flows. The enhanced controls included improved spreadsheet templates that facilitated the identification and classification of the non-cash items for the Statement of Cash Flows, and an expanded roll forward reconciliation and review of cash capital expenditures. Management also implemented new review controls, specifically an additional review of non-cash items and significant transactions to ensure that they are properly evaluated and presented in the Statement of Cash Flows and an additional review of the Statement of Cash Flows for overall reasonableness. Management has assessed that these new controls have operated effectively for two quarters and therefore concluded that the material weakness related to the preparation and review of its Consolidated Statement of Cash Flows is remediated.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Hawaiian Electric:
Disclosure Controls and Procedures
Hawaiian Electric maintains a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by Hawaiian Electric in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and that such information is accumulated and communicated to Hawaiian Electric’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As of March 31, 2016, an evaluation was performed under the supervision and with the participation of Hawaiian Electric’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Hawaiian Electric’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act. Management, including Hawaiian Electric’s Chief Executive Officer and Chief Financial Officer, concluded that Hawaiian Electric’s disclosure controls and procedures were effective, as of March 31, 2016, at the reasonable assurance level.
Material Weakness Previously Identified
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As discussed in Hawaiian Electric’s 2015 Annual Report on Form 10-K, Hawaiian Electric did not maintain effective controls over the preparation and review of its Consolidated Statement of Cash Flows. Specifically, controls were not designed to ensure that non-cash transactions were properly identified, evaluated and presented in the Statement of Cash Flows, and management’s review process was not effective. The control deficiency resulted in the restatement of the net cash provided by operating activities and the net cash used in investing activities for the year ended December 31, 2013 and for the three months ended March 31, 2015 and 2014, and the six months ended June 30, 2015 and 2014. The control deficiency also resulted in the revision of the net cash provided by operating activities and the net cash used in investing activities for the year ended December 31, 2014 and for the nine months ended September 30, 2014.
Remediation of Previously Identified Material Weakness
Hawaiian Electric’s management, with oversight from its Audit Committee of the Board of Directors of Hawaiian Electric, has completed the remediation of the material weakness related to the preparation and review of its Consolidated Statement of Cash Flows. In order to address this material weakness, effective for the year ended December 31, 2015, management enhanced existing controls and implemented new controls relating to the preparation and review of the Statement of Cash Flows. The enhanced controls included improved spreadsheet templates that facilitated the identification and classification of the non-cash items for the Statement of Cash Flows, and an expanded roll forward reconciliation and review of cash capital expenditures. Management also implemented new review controls, specifically an additional review of non-cash items and significant transactions to ensure that they are properly evaluated and presented in the Statement of Cash Flows and an additional review of the Statement of Cash Flows for overall reasonableness. Management has assessed that these new controls have operated effectively for two quarters and therefore concluded that the material weakness related to the preparation and review of its Consolidated Statement of Cash Flows is remediated.

Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in HEI’s and Hawaiian Electric’s 2015 Form 10-K (see “Part I. Item 3. Legal Proceedings” and proceedings referred to therein) and this Form 10-Q (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2, 4 and 5 of the Consolidated Financial Statements) are incorporated by reference in this Item 1. With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts typically maintained in confidence unless and until a resolution is achieved. Certain HEI subsidiaries (including Hawaiian Electric and its subsidiaries and ASB) may also be involved in ordinary routine PUC proceedings, environmental proceedings and litigation incidental to their respective businesses.
Item 1A. Risk Factors
For information about Risk Factors, see pages 25 to 35 of HEI’s and Hawaiian Electric’s 2015 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and the Consolidated Financial Statements herein. Also, see “Forward-Looking Statements” on pages iv and v herein.
Item 5. Other Information
A.            Ratio of earnings to fixed charges.

	Three months ended March 31		Years ended December 31
	2016	2015	2015	2014	2013	2012	2011
HEI and Subsidiaries
Excluding interest on ASB deposits	3.07	3.21	3.68	3.80	3.55	3.30	3.24
Including interest on ASB deposits	2.94	3.10	3.54	3.65	3.42	3.15	3.04
Hawaiian Electric and Subsidiaries	3.12	3.39	3.97	4.04	3.72	3.37	3.52

See HEI Exhibit 12.1 and Hawaiian Electric Exhibit 12.2.

Item 6. Exhibits

HEI Exhibit 12.1
Hawaiian Electric Industries, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, three months ended March 31, 2016 and 2015 and years ended December 31, 2015, 2014, 2013, 2012 and 2011

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

Hawaiian Electric Exhibit 10.1
Inter-island Supply Contract for Petroleum Fuels by and between Chevron U.S.A. Inc.
and Hawaiian Electric, Hawaii Electric Light and Maui Electric dated February 18, 2016 (confidential treatment has been requested for portions of this exhibit)

Hawaiian Electric Exhibit 10.2	Supply Contract for LSFO, Diesel and MATS Fuel by and between Hawaiian Electric and Chevron U.S.A. Inc. dated February 18, 2016 (confidential treatment has been requested for portions of this exhibit)

Hawaiian Electric Exhibit 10.3	Fuels Terminalling Agreement by and between Chevron U.S.A. Inc. and Hawaii Electric Light dated February 18, 2016 (confidential treatment has been requested for portions of this exhibit)

Hawaiian Electric Exhibit 12.2
Hawaiian Electric Company, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, three months ended March 31, 2016 and 2015 and years ended December 31, 2015, 2014, 2013, 2012 and 2011

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Alan M. Oshima
	Constance H. Lau		Alan M. Oshima
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ James A. Ajello	By	/s/ Tayne S. Y. Sekimura
	James A. Ajello		Tayne S. Y. Sekimura
	Executive Vice President and		Senior Vice President
	Chief Financial Officer		and Chief Financial Officer
	(Principal Financial and Accounting		(Principal Financial Officer of Hawaiian Electric)
Officer of HEI)

Date: May 4, 2016		Date: May 4, 2016