Form 10-Q
period 2016-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2016-08-04
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

Hawaiian Electric Industries, Inc.	Large accelerated filer ☒	Hawaiian Electric Company, Inc.	Large accelerated filer ☐
	Accelerated filer ☐		Accelerated filer ☐
	Non-accelerated filer ☐		Non-accelerated filer ☒
	(Do not check if a smaller reporting company)		(Do not check if a smaller reporting company)
	Smaller reporting company ☐		Smaller reporting company ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding July 29, 2016
Hawaiian Electric Industries, Inc. (Without Par Value)	108,195,738 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	15,805,327 Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2016

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
1		Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2016 and 2015
2		Consolidated Statements of Comprehensive Income (unaudited) - three and six months ended June 30, 2016 and 2015
3		Consolidated Balance Sheets (unaudited) - June 30, 2016 and December 31, 2015
4		Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - six months ended June 30, 2016 and 2015
5		Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2016 and 2015
Hawaiian Electric Company, Inc. and Subsidiaries
6		Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2016 and 2015
6		Consolidated Statements of Comprehensive Income (unaudited) - three and six months ended June 30, 2016 and 2015
7		Consolidated Balance Sheets (unaudited) - June 30, 2016 and December 31, 2015
8		Consolidated Statements of Changes in Common Stock Equity (unaudited) - six months ended June 30, 2016 and 2015
9		Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2016 and 2015
10		Notes to Consolidated Financial Statements (unaudited)
63	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
63		HEI consolidated
68		Electric Utilities
79		Bank
87	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
88	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
89	Item 1.	Legal Proceedings
89	Item 1A.	Risk Factors
89	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
90	Item 5.	Other Information
90	Item 6.	Exhibits
91	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2016
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

FORWARD-LOOKING STATEMENTS
This report and other presentations made by Hawaiian Electric Industries, Inc. (HEI) and Hawaiian Electric Company, Inc. (Hawaiian Electric) and their subsidiaries contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions and usually include words such as “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates” or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects or possible future actions are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning HEI and its subsidiaries (collectively, the Company), the performance of the industries in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.
Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:

•
international, national and local economic conditions, including the state of the Hawaii tourism, defense and construction industries, the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans held by ASB, which could result in higher loan loss provisions and write-offs), decisions concerning the extent of the presence of the federal government and military in Hawaii, the implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions, and the potential impacts of global developments (including global economic conditions and uncertainties, the effects of the United Kingdom’s referendum to withdraw from the European Union, unrest, the conflict in Syria, terrorist acts by ISIS or others, potential conflict or crisis with North Korea and potential pandemics);

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

•
the impacts of the termination of the Merger with NextEra Energy, Inc. (NEE) and the resulting loss of NEE’s resources, expertise and support (e.g., financial and technological), including potentially higher costs and longer lead times to increase levels of renewable energy and to complete projects like Enterprise Resource Planning/Enterprise Asset Management (ERP/ERM) and smart grids, and a higher cost of capital;

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

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands, except per share amounts)	2016	2015	2016	2015
Revenues
Electric utility	$495,395	$558,163	$977,447	$1,131,605
Bank	70,749	65,783	139,589	130,131
Other	100	(34)	168	38
Total revenues	566,244	623,912	1,117,204	1,261,774
Expenses
Electric utility	424,709	492,002	851,435	1,007,808
Bank	50,525	46,057	99,771	89,774
Other	5,555	13,123	11,692	21,956
Total expenses	480,789	551,182	962,898	1,119,538
Operating income (loss)
Electric utility	70,686	66,161	126,012	123,797
Bank	20,224	19,726	39,818	40,357
Other	(5,455)	(13,157)	(11,524)	(21,918)
Total operating income	85,455	72,730	154,306	142,236
Interest expense, net—other than on deposit liabilities and other bank borrowings	(17,301)	(18,906)	(37,427)	(38,006)
Allowance for borrowed funds used during construction	760	682	1,422	1,181
Allowance for equity funds used during construction	1,997	1,896	3,736	3,309
Income before income taxes	70,911	56,402	122,037	108,720
Income taxes	26,310	20,911	44,611	40,890
Net income	44,601	35,491	77,426	67,830
Preferred stock dividends of subsidiaries	473	473	946	946
Net income for common stock	$44,128	$35,018	$76,480	$66,884
Basic earnings per common share	$0.41	$0.33	$0.71	$0.63
Diluted earnings per common share	$0.41	$0.33	$0.71	$0.63
Dividends per common share	$0.31	$0.31	$0.62	$0.62
Weighted-average number of common shares outstanding	107,962	107,418	107,791	105,361
Net effect of potentially dilutive shares	171	276	187	298
Adjusted weighted-average shares	108,133	107,694	107,978	105,659

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2016	2015	2016	2015
Net income for common stock	$44,128	$35,018	$76,480	$66,884
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of (taxes) benefits of ($1,925), $2,439, ($6,830) and $161 for the respective periods	2,916	(3,694)	10,344	(243)
Less: reclassification adjustment for net realized gains included in net income, net of taxes of $238, nil, $238 and nil for the respective periods	(360)	—	(360)	—
Derivatives qualified as cash flow hedges:
Effective portion of foreign currency hedge net unrealized gains (losses), net of (taxes) benefits of $475, nil, ($163) and nil for the respective periods	(745)	—	257	—
Less: reclassification adjustment to net income, net of tax benefits of nil, $38, $35 and $75 for the respective periods	—	59	54	118
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $2,362, $3,691, $4,619 and $7,177 for the respective periods	3,698	5,780	7,236	11,239
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $2,166, $3,359, $4,218 and $6,486 for the respective periods	(3,401)	(5,272)	(6,623)	(10,183)
Other comprehensive income (loss), net of taxes	2,108	(3,127)	10,908	931
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$46,236	$31,891	$87,388	$67,815

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands)	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$257,208	$300,478
Accounts receivable and unbilled revenues, net	224,179	242,766
Available-for-sale investment securities, at fair value	894,021	820,648
Stock in Federal Home Loan Bank, at cost	11,218	10,678
Loans receivable held for investment, net	4,699,623	4,565,781
Loans held for sale, at lower of cost or fair value	6,217	4,631
Property, plant and equipment, net of accumulated depreciation of $2,387,013 and $2,339,319 at the respective dates	4,482,990	4,377,658
Regulatory assets	885,114	896,731
Other	436,479	480,457
Goodwill	82,190	82,190
Total assets	$11,979,239	$11,782,018
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$130,160	$138,523
Interest and dividends payable	23,490	26,042
Deposit liabilities	5,232,203	5,025,254
Short-term borrowings—other than bank	115,985	103,063
Other bank borrowings	272,887	328,582
Long-term debt, net—other than bank	1,578,842	1,578,368
Deferred income taxes	712,199	680,877
Regulatory liabilities	391,003	371,543
Contributions in aid of construction	516,750	506,087
Defined benefit pension and other postretirement benefit plans liability	578,651	589,918
Other	426,594	471,828
Total liabilities	9,978,764	9,820,085
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 108,187,063 shares and 107,460,406 shares at the respective dates	1,647,138	1,629,136
Retained earnings	334,398	324,766
Accumulated other comprehensive loss, net of tax benefits	(15,354)	(26,262)
Total shareholders’ equity	1,966,182	1,927,640
Total liabilities and shareholders’ equity	$11,979,239	$11,782,018

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands, except per share amounts)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2015	107,460	$1,629,136	$324,766	$(26,262)	$1,927,640
Net income for common stock	—	—	76,480	—	76,480
Other comprehensive income, net of taxes	—	—	—	10,908	10,908
Issuance of common stock, net	727	18,002	—	—	18,002
Common stock dividends ($0.62 per share)	—	—	(66,848)	—	(66,848)
Balance, June 30, 2016	108,187	$1,647,138	$334,398	$(15,354)	$1,966,182
Balance, December 31, 2014	102,565	$1,521,297	$296,654	$(27,378)	$1,790,573
Net income for common stock	—	—	66,884	—	66,884
Other comprehensive income, net of taxes	—	—	—	931	931
Issuance of common stock, net	4,882	105,272	—	—	105,272
Common stock dividends ($0.62 per share)	—	—	(65,140)	—	(65,140)
Balance, June 30, 2015	107,447	$1,626,569	$298,398	$(26,447)	$1,898,520

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Six months ended June 30	2016	2015
(in thousands)
Cash flows from operating activities
Net income	$77,426	$67,830
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	97,148	91,731
Other amortization	4,840	4,792
Provision for loan losses	9,519	2,439
Loans receivable originated and purchased, held for sale	(98,004)	(168,921)
Proceeds from sale of loans receivable, held for sale	98,457	173,267
Deferred income taxes	21,738	(4,463)
Share-based compensation expense	2,011	3,769
Excess tax benefits from share-based payment arrangements	(383)	(984)
Allowance for equity funds used during construction	(3,736)	(3,309)
Change in cash overdraft	—	193
Other	2,982	1,777
Changes in assets and liabilities
Decrease in accounts receivable and unbilled revenues, net	12,894	44,489
Decrease (increase) in fuel oil stock	9,644	(2,362)
Increase in regulatory assets	(11,752)	(19,976)
Increase in accounts, interest and dividends payable	20,837	8,504
Change in prepaid and accrued income taxes and utility revenue taxes	622	(4,390)
Increase in defined benefit pension and other postretirement benefit plans liability	95	218
Change in other assets and liabilities	(18,878)	(26,232)
Net cash provided by operating activities	225,460	168,372
Cash flows from investing activities
Available-for-sale investment securities purchased	(176,598)	(208,110)
Principal repayments on available-for-sale investment securities	102,716	63,568
Proceeds from sale of available-for-sale investment securities	16,423	—
Purchase of stock from Federal Home Loan Bank	(2,773)	—
Redemption of stock from Federal Home Loan Bank	2,233	58,623
Net increase in loans held for investment	(155,930)	(23,206)
Proceeds from sale of commercial loans	14,105	—
Proceeds from sale of real estate acquired in settlement of loans	553	1,258
Capital expenditures	(203,631)	(206,816)
Contributions in aid of construction	16,810	19,089
Other	1,106	3,819
Net cash used in investing activities	(384,986)	(291,775)
Cash flows from financing activities
Net increase in deposit liabilities	206,949	179,856
Net increase in short-term borrowings with original maturities of three months or less	12,922	5,571
Net increase (decrease) in retail repurchase agreements	(27,158)	13,508
Proceeds from other bank borrowings	55,835	10,000
Repayments of other bank borrowings	(84,369)	—
Proceeds from issuance of long-term debt	75,000	—
Repayment of long-term debt	(75,000)	—
Excess tax benefits from share-based payment arrangements	383	984
Net proceeds from issuance of common stock	7,668	104,469
Common stock dividends	(55,591)	(65,140)
Preferred stock dividends of subsidiaries	(946)	(946)
Other	563	246
Net cash provided by financing activities	116,256	248,548
Net increase (decrease) in cash and cash equivalents	(43,270)	125,145
Cash and cash equivalents, beginning of period	300,478	175,542
Cash and cash equivalents, end of period	$257,208	$300,687
The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2016	2015	2016	2015
Revenues	$495,395	$558,163	$977,447	$1,131,605
Expenses
Fuel oil	91,899	146,231	205,639	323,037
Purchased power	139,058	149,284	254,917	285,291
Other operation and maintenance	99,563	98,864	203,471	202,866
Depreciation	46,760	44,241	93,541	88,484
Taxes, other than income taxes	47,429	53,382	93,867	108,130
Total expenses	424,709	492,002	851,435	1,007,808
Operating income	70,686	66,161	126,012	123,797
Allowance for equity funds used during construction	1,997	1,896	3,736	3,309
Interest expense and other charges, net	(15,103)	(16,288)	(32,411)	(32,613)
Allowance for borrowed funds used during construction	760	682	1,422	1,181
Income before income taxes	58,340	52,451	98,759	95,674
Income taxes	21,984	19,111	36,537	34,961
Net income	36,356	33,340	62,222	60,713
Preferred stock dividends of subsidiaries	229	229	458	458
Net income attributable to Hawaiian Electric	36,127	33,111	61,764	60,255
Preferred stock dividends of Hawaiian Electric	270	270	540	540
Net income for common stock	$35,857	$32,841	$61,224	$59,715
The accompanying notes are an integral part of these consolidated financial statements.

HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.
Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2016	2015	2016	2015
Net income for common stock	$35,857	$32,841	$61,224	$59,715
Other comprehensive income (loss), net of taxes:
Derivatives qualified as cash flow hedges:
Effective portion of foreign currency hedge net unrealized gains (losses), net of (taxes) benefits of $475, nil, ($163) and nil for the respective periods	(745)	—	257	—
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $2,160, $3,349, $4,221 and $6,490 for the respective periods	3,391	5,257	6,627	10,190
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $2,166, $3,359, $4,218 and $6,486 for the respective periods	(3,401)	(5,272)	(6,623)	(10,183)
Other comprehensive income (loss), net of taxes	(755)	(15)	261	7
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$35,102	$32,826	$61,485	$59,722
The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	June 30, 2016	December 31, 2015
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$53,175	$52,792
Plant and equipment	6,411,544	6,315,698
Less accumulated depreciation	(2,314,743)	(2,266,004)
Construction in progress	230,143	175,309
Utility property, plant and equipment, net	4,380,119	4,277,795
Nonutility property, plant and equipment, less accumulated depreciation of $1,230 and $1,229 at respective dates	7,375	7,272
Total property, plant and equipment, net	4,387,494	4,285,067
Current assets
Cash and cash equivalents	27,579	24,449
Customer accounts receivable, net	116,265	132,778
Accrued unbilled revenues, net	87,724	84,509
Other accounts receivable, net	4,546	10,408
Fuel oil stock, at average cost	61,572	71,216
Materials and supplies, at average cost	56,911	54,429
Prepayments and other	21,879	36,640
Regulatory assets	90,471	72,231
Total current assets	466,947	486,660
Other long-term assets
Regulatory assets	794,643	824,500
Unamortized debt expense	344	497
Other	72,425	75,486
Total other long-term assets	867,412	900,483
Total assets	$5,721,853	$5,672,210
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 15,805,327 shares)	$105,388	$105,388
Premium on capital stock	578,926	578,930
Retained earnings	1,057,506	1,043,082
Accumulated other comprehensive income, net of income taxes	1,186	925
Common stock equity	1,743,006	1,728,325
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,279,123	1,278,702
Total capitalization	3,056,422	3,041,320
Commitments and contingencies (Note 4)
Current liabilities
Short-term borrowings from non-affiliates	36,995	—
Accounts payable	106,521	114,846
Interest and preferred dividends payable	21,309	23,111
Taxes accrued	141,148	191,084
Regulatory liabilities	3,368	2,204
Other	53,347	54,079
Total current liabilities	362,688	385,324
Deferred credits and other liabilities
Deferred income taxes	689,482	654,806
Regulatory liabilities	387,635	369,339
Unamortized tax credits	89,176	84,214
Defined benefit pension and other postretirement benefit plans liability	541,656	552,974
Other	78,044	78,146
Total deferred credits and other liabilities	1,785,993	1,739,479
Contributions in aid of construction	516,750	506,087
Total capitalization and liabilities	$5,721,853	$5,672,210
 The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2015	15,805	$105,388	$578,930	$1,043,082	$925	$1,728,325
Net income for common stock	—	—	—	61,224	—	61,224
Other comprehensive income, net of taxes	—	—	—	—	261	261
Common stock dividends	—	—	—	(46,800)	—	(46,800)
Common stock issuance expenses	—	—	(4)	—	—	(4)
Balance, June 30, 2016	15,805	$105,388	$578,926	$1,057,506	$1,186	$1,743,006
Balance, December 31, 2014	15,805	$105,388	$578,938	$997,773	$45	$1,682,144
Net income for common stock	—	—	—	59,715	—	59,715
Other comprehensive income, net of taxes	—	—	—	—	7	7
Common stock dividends	—	—	—	(45,203)	—	(45,203)
Common stock issuance expenses	—	—	(5)	—	—	(5)
Balance, June 30, 2015	15,805	$105,388	$578,933	$1,012,285	$52	$1,696,658

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Six months ended June 30	2016	2015
(in thousands)
Cash flows from operating activities
Net income	$62,222	$60,713
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	93,541	88,484
Other amortization	3,793	3,220
Deferred income taxes	32,118	33,320
Change in tax credits, net	5,004	4,461
Allowance for equity funds used during construction	(3,736)	(3,309)
Change in cash overdraft	—	193
Other	(2,022)	1,777
Changes in assets and liabilities
Decrease in accounts receivable	16,682	16,955
Decrease (increase) in accrued unbilled revenues	(3,215)	27,930
Decrease (increase) in fuel oil stock	9,644	(2,362)
Increase in materials and supplies	(2,482)	(105)
Increase in regulatory assets	(677)	(19,976)
Decrease (increase) in accounts payable	23,427	(4,371)
Change in prepaid and accrued income taxes and revenue taxes	(28,192)	(63,613)
Increase in defined benefit pension and other postretirement benefit plans liability	237	221
Change in other assets and liabilities	(12,220)	(15,862)
Net cash provided by operating activities	194,124	127,676
Cash flows from investing activities
Capital expenditures	(197,332)	(199,143)
Contributions in aid of construction	16,810	19,089
Other	331	511
Net cash used in investing activities	(180,191)	(179,543)
Cash flows from financing activities
Common stock dividends	(46,800)	(45,203)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(998)	(998)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	36,995	88,993
Other	—	(217)
Net cash provided by (used in) financing activities	(10,803)	42,575
Net increase (decrease) in cash and cash equivalents	3,130	(9,292)
Cash and cash equivalents, beginning of period	24,449	13,762
Cash and cash equivalents, end of period	$27,579	$4,470
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
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of June 30, 2016 and December 31, 2015, the results of their operations for the three and six months ended June 30, 2016 and 2015 and their cash flows for the six months ended June 30, 2016 and 2015. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
2 · Termination of proposed merger and other matters
On December 3, 2014, HEI, NextEra Energy, Inc., a Florida corporation (NEE), NEE Acquisition Sub I, LLC, a Delaware limited liability company and a wholly owned subsidiary of NEE (Merger Sub II) and NEE Acquisition Sub II, Inc., a Delaware corporation and a wholly owned subsidiary of NEE (Merger Sub I), entered into an Agreement and Plan of Merger (the Merger Agreement). The Merger Agreement provided for Merger Sub I to merge with and into HEI (the Initial Merger), with HEI surviving, and then for HEI to merge with and into Merger Sub II, with Merger Sub II surviving as a wholly owned subsidiary of NEE (the Merger). The Merger Agreement contemplated that, immediately prior to the closing of the Merger, HEI would distribute to its shareholders all of the issued and outstanding shares of common stock of ASB Hawaii, Inc. (ASB Hawaii), the direct parent company of ASB (such distribution referred to as the Spin-Off), with ASB Hawaii becoming a new public company.
The closing of the Merger was subject to various conditions, including, among others, receipt of regulatory approval from the Hawaii Public Utilities Commission (PUC). In January 2015, NEE and Hawaiian Electric filed an application with the PUC requesting approval of the proposed Merger (under which Hawaiian Electric would become a wholly-owned indirect subsidiary of NEE). On July 15, 2016, the PUC dismissed the application without prejudice.
On July 16, 2016, pursuant to the terms of the Merger Agreement, NEE provided written notice to HEI indicating that NEE was terminating the Merger Agreement effective immediately. Pursuant to the terms of the Merger Agreement, on July 19, 2016, NEE paid HEI a $90 million termination fee and $5 million for the reimbursement of expenses associated with the transaction. In the third quarter of 2016, HEI will recognize for financial reporting purposes the termination fee and reimbursement of expenses (net of taxes), additional tax benefits of approximately $7.8 million on the previously non-tax-deductible merger- and spin-off-related expenses incurred through June 30, 2016, and merger- and spin-off-related expenses incurred in the third quarter of 2016 (net of tax benefits). The Spin-Off of ASB Hawaii was cancelled as it was cross-conditioned on the merger consummation.
On May 18, 2016, the Utilities filed an application for an LNG supply and transport agreement and LNG-related capital equipment to utilize natural gas at certain designated facilities, and two applications to commit funds for and waive from the PUC’s Framework for Competitive Bidding the Kahe Combined Cycle Generating Unit project. The three filings were conditioned on PUC approval of the Utilities’ and NextEra Energy’s joint application for approval of a merger between the two parties. On July 19, 2016, the Utilities filed withdrawals of these three applications, noting that because the merger application approval condition was not satisfied, the underlying projects would not go forward.  On July 21, 2016, the PUC issued orders closing all three dockets.
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
Following the termination of the Merger Agreement, a stipulation and order for dismissal with prejudice of all claims and parties was entered by the court in the Cohn Federal Action on July 22, 2016. The consolidated state court actions remain pending.
The pending consolidated state court actions allege, among other things, that members of HEI's Board of Directors (Board) breached their fiduciary duties in connection with the proposed transaction, and that the Merger Agreement involved an unfair price, was the product of an inadequate sales process, and contained unreasonable deal protection devices that purportedly precluded competing offers. The complaints further allege that HEI, NEE and/or its acquisition subsidiaries aided and abetted the purported breaches of fiduciary duty. The plaintiffs in the pending consolidated state actions also allege that JP Morgan had a conflict of interest in advising HEI because JP Morgan and its affiliates had business ties to and investments in NEE. The consolidated state action also alleges that the HEI Board violated its fiduciary duties by omitting material facts from the Registration Statement on Form S-4.
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

HEI and Hawaiian Electric believe the allegations in the complaints are without merit and are moot as a result of the termination of the Merger Agreement.
3 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended June 30, 2016
Revenues from external customers	$495,349	$70,749	$146	$566,244
Intersegment revenues (eliminations)	46	—	(46)	—
Revenues	495,395	70,749	100	566,244
Income (loss) before income taxes	58,340	20,224	(7,653)	70,911
Income taxes (benefit)	21,984	6,939	(2,613)	26,310
Net income (loss)	36,356	13,285	(5,040)	44,601
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	35,857	13,285	(5,014)	44,128
Six months ended June 30, 2016
Revenues from external customers	$977,394	$139,589	$221	$1,117,204
Intersegment revenues (eliminations)	53	—	(53)	—
Revenues	977,447	139,589	168	1,117,204
Income (loss) before income taxes	98,759	39,818	(16,540)	122,037
Income taxes (benefit)	36,537	13,860	(5,786)	44,611
Net income (loss)	62,222	25,958	(10,754)	77,426
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	61,224	25,958	(10,702)	76,480
Total assets (at June 30, 2016)	5,721,853	6,188,090	69,296	11,979,239
Three months ended June 30, 2015
Revenues from external customers	$558,156	$65,783	$(27)	$623,912
Intersegment revenues (eliminations)	7	—	(7)	—
Revenues	558,163	65,783	(34)	623,912
Income (loss) before income taxes	52,451	19,726	(15,775)	56,402
Income taxes (benefit)	19,111	6,875	(5,075)	20,911
Net income (loss)	33,340	12,851	(10,700)	35,491
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	32,841	12,851	(10,674)	35,018
Six months ended June 30, 2015
Revenues from external customers	$1,131,587	$130,131	$56	$1,261,774
Intersegment revenues (eliminations)	18	—	(18)	—
Revenues	1,131,605	130,131	38	1,261,774
Income (loss) before income taxes	95,674	40,357	(27,311)	108,720
Income taxes (benefit)	34,961	14,031	(8,102)	40,890
Net income (loss)	60,713	26,326	(19,209)	67,830
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	59,715	26,326	(19,157)	66,884
Total assets (at December 31, 2015)*	5,672,210	6,014,755	95,053	11,782,018

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

4 · Electric utility segment

Revenue taxes. The Utilities’ revenues include amounts for the recovery of various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. However, the Utilities’ revenue tax payments to the taxing authorities in the period are based on the prior year’s billed revenues (in the case of public service company taxes and PUC fees) or on the current year’s cash collections from electric sales (in the case of franchise taxes). The Utilities included in the second quarters of 2016 and 2015 and six months ended June 30, 2016 and 2015 approximately $44 million, $50 million, $87 million and $101 million, respectively, of revenue taxes in “revenues” and in “taxes, other than income taxes” expense.
Recent tax developments. On December 18, 2015, Congress passed, and President Obama signed into law, the “Protecting Americans from Tax Hikes (PATH) Act of 2015” and the “Consolidating Appropriations Act, 2016,” providing government funding and a number of significant tax changes.
The provision with the greatest impact on the Company is the extension of bonus depreciation. The PATH Act continues 50% bonus depreciation through 2017 and phases down the percentage to 40% in 2018 and 30% in 2019 and then terminates bonus depreciation thereafter. The extension of bonus depreciation is expected to result in an increase in 2015 and 2016 tax depreciation of approximately $117 million and $126 million, respectively.
Additionally, the “Consolidating Appropriations Act, 2016” extended a variety of energy-related credits that were expired or were soon to expire. These credits include the production credit for wind facilities and the 30% investment credit for qualified solar energy property, with various phase-out dates through 2021.
Unconsolidated variable interest entities.

HECO Capital Trust III.  HECO Capital Trust III (Trust III) was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to Hawaiian Electric, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by Hawaiian Electric in the principal amount of $31.5 million and issued by Hawaii Electric Light and Maui Electric each in the principal amount of $10 million, (iii) making distributions on these trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are currently redeemable at the issuer’s option without premium. The 2004 Debentures, together with the obligations of the Utilities under an expense agreement and Hawaiian Electric’s obligations under its trust guarantee and its guarantee of the obligations of Hawaii Electric Light and Maui Electric under their respective debentures, are the sole assets of Trust III. Taken together, Hawaiian Electric’s obligations under the Hawaiian Electric debentures, the Hawaiian Electric indenture, the subsidiary guarantees, the trust agreement, the expense agreement and trust guarantee provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of amounts due on the Trust Preferred Securities. Trust III has at all times been an unconsolidated subsidiary of Hawaiian Electric. Since Hawaiian Electric, as the holder of 100% of the trust common securities, does not absorb the majority of the variability of Trust III, Hawaiian Electric is not the primary beneficiary and does not consolidate Trust III in accordance with accounting rules on the consolidation of VIEs. Trust III’s balance sheets as of June 30, 2016 and December 31, 2015 each consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for the six months ended June 30, 2016 and 2015 each consisted of $1.7 million of interest income received from the 2004 Debentures; $1.6 million of distributions to holders of the Trust Preferred Securities; and $50,000 of common dividends on the trust common securities to Hawaiian Electric. As long as the 2004 Trust Preferred Securities are outstanding, Hawaiian Electric is not entitled to receive any funds from Trust III other than pro-rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by Hawaiian Electric in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event any of the Utilities elect to defer payment of interest on any of their respective 2004 Debentures, then Hawaiian Electric will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.
Power purchase agreements.  As of June 30, 2016, the Utilities had five PPAs for firm capacity and other PPAs with smaller IPPs and Schedule Q providers (i.e., customers with cogeneration and/or small power production facilities with a capacity of 100 kilowatts or less who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs. Purchases from all IPPs were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2016	2015	2016	2015
AES Hawaii	$36	$26	$74	$60
Kalaeloa	36	48	65	92
HEP	4	10	15	21
Hpower	17	16	33	32
Puna Geothermal Venture	5	7	12	14
Hawaiian Commercial & Sugar (HC&S)	—	3	—	5
Other IPPs	41	39	56	61
Total IPPs	$139	$149	$255	$285

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
Kalaeloa Partners, L.P.  In October 1988, Hawaiian Electric entered into a PPA with Kalaeloa, subsequently approved by the PUC, which provided that Hawaiian Electric would purchase 180 megawatts (MW) of firm capacity for a period of 25 years beginning in May 1991. In October 2004, Hawaiian Electric and Kalaeloa entered into amendments to the PPA, subsequently approved by the PUC, which together effectively increased the firm capacity from 180 MW to 208 MW. The energy payments that Hawaiian Electric makes to Kalaeloa include: (1) a fuel component, with a fuel price adjustment based on the cost of low sulfur fuel oil, (2) a fuel additives cost component and (3) a non-fuel component, with an adjustment based on changes in the Gross National Product Implicit Price Deflator. The capacity payments that Hawaiian Electric makes to Kalaeloa are fixed in accordance with the PPA. Kalaeloa also has a steam delivery cogeneration contract with another customer. The facility has been certified by the Federal Energy Regulatory Commission as a Qualifying Facility under the Public Utility Regulatory Policies Act of 1978.
Hawaiian Electric and Kalaeloa are in negotiations to address the PPA term that ended on May 23, 2016. The PPA automatically extends on a month-to-month basis as long as the parties are still negotiating in good faith. The month-to-month term extensions shall end 60 days after either party notifies the other in writing that negotiations have terminated.
On August 1, 2016, Hawaiian Electric and Kalaeloa entered into an agreement that neither party will give written notice of termination of the PPA prior to October 31, 2017. This agreement complements continued negotiations between the parties and accounts for time needed for PUC approval of a negotiated resolution.
Pursuant to the current accounting standards for VIEs, Hawaiian Electric is deemed to have a variable interest in Kalaeloa by reason of the provisions of Hawaiian Electric’s PPA with Kalaeloa. However, management has concluded that Hawaiian

Electric is not the primary beneficiary of Kalaeloa because Hawaiian Electric does not have the power to direct the activities that most significantly impact Kalaeloa’s economic performance nor the obligation to absorb Kalaeloa’s expected losses, if any, that could potentially be significant to Kalaeloa. Thus, Hawaiian Electric has not consolidated Kalaeloa in its consolidated financial statements. The energy payments paid by Hawaiian Electric will fluctuate as fuel prices change, however, the PPA does not currently expose Hawaiian Electric to losses as the fuel and fuel related energy payments under the PPA have been approved by the PUC for recovery from customers through base electric rates and through Hawaiian Electric’s ECAC to the extent the fuel and fuel related energy payments are not included in base energy rates. As of June 30, 2016, Hawaiian Electric’s accounts payable to Kalaeloa amounted to $10 million.
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
Pursuant to the current accounting standards for VIEs, Hawaiian Electric is deemed to have a variable interest in AES Hawaii by reason of the provisions of Hawaiian Electric’s PPA with AES Hawaii. However, management has concluded that Hawaiian Electric is not the primary beneficiary of AES Hawaii because Hawaiian Electric does not have the power to control the most significant activities of AES Hawaii that impact AES Hawaii’s economic performance, including operations and maintenance of AES Hawaii’s facility. Thus, Hawaiian Electric has not consolidated AES Hawaii in its consolidated financial statements. As of June 30, 2016, Hawaiian Electric’s accounts payable to AES Hawaii amounted to $13 million.
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
The energy charge for energy purchased from Kalaeloa Partners, L.P. (Kalaeloa) under Hawaiian Electric’s PPA with Kalaeloa is based, in part, on the price Kalaeloa pays HIE for LSFO under a Facility Fuel Supply Contract (fuel contract) between them (assigned to HIE upon its purchase of the assets of Tesoro Hawaii Corp. as described above). The term of the fuel contract between Kalaeloa and HIE ended on May 31, 2016 and is being extended until terminated by one of the parties.
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
Liquefied natural gas. On May 18, 2016, Hawaiian Electric and Fortis Hawaii Energy Inc. (Fortis Hawaii), an affiliate of Fortis, Inc. (Fortis), entered into a Fuel Supply Agreement (FSA) whereby Fortis Hawaii intended to sell to Hawaiian Electric liquefied natural gas (LNG) to be produced from the LNG facilities on Tilbury Island in Delta, British Columbia, Canada. Pursuant to the FSA, Fortis Hawaii had arranged, or planned to arrange, for the transportation of gas for delivery to, and liquefaction at, the Tilbury LNG facilities, including with respect to the transport and delivery of LNG across a jetty at such facilities, for the purchase and storage of LNG at such LNG facilities and for the transportation of LNG to delivery points in Hawaii for the benefit of Hawaiian Electric and its subsidiaries. The FSA was subject to approval by the PUC and to the satisfaction of certain conditions precedent, including the consummation of the merger between HEI and NEE. On July 16, 2016, pursuant to the terms of the Merger Agreement, NEE terminated the Merger Agreement. Accordingly, on July 19, 2016, Hawaiian Electric provided notice of termination of the FSA to Fortis Hawaii, effective immediately, and withdrew the application for PUC approval of the FSA, which included a request for approval to commit approximately $341 million to convert existing generating units to use natural gas, and to commit approximately $117 million for containers to support LNG. In addition, on July 19, 2016, Hawaiian Electric withdrew its applications to the PUC for a waiver from the competitive bidding process to allow Hawaiian Electric to construct a modern, efficient, combined cycle generation system at the Kahe power plant that would utilize LNG and to commit $859 million for such project. Hawaiian Electric will continue to evaluate all options to modernize generation using a cleaner fuel to bring price stability and support adding renewable energy for its customers.
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
In May 2012, the PUC instituted a proceeding for a competitive bidding process for up to 50 MW of firm renewable geothermal dispatchable energy (Geothermal RFP) on the island of Hawaii, and in July 2012, Hawaii Electric Light filed an application to defer 2012 costs related to the Geothermal RFP. In November  2015, the PUC approved the deferral of $2.1 million of costs related to the Geothermal RFP, and will review the prudency and reasonableness of the deferred costs in the next Hawaii Electric Light rate case. In February 2013, Hawaii Electric Light issued the Final Geothermal RFP. Six bids were received, but Hawaii Electric Light notified bidders that none of the submitted bids sufficiently met both the low-cost and technical requirements of the Geothermal RFP. In October 2014, Hawaii Electric Light issued Addendum No. 1 (Best and Final Offer) and Attachment A (Best and Final Offer Bidder's Response Package) directly to five eligible bidders. The submittals received in January 2015 were considered for final selection of one project to proceed with PPA negotiations. In February 2015, Ormat Technologies, Inc. was selected for an award and began PPA negotiations with Hawaii Electric Light. In February 2016, Hawaii Electric Light provided the PUC with a status update notifying the PUC that Ormat Technologies, Inc. had determined the proposed project not to be economically and financially viable, resulting in conclusion of PPA negotiations. On March 8, 2016, the Independent Observer issued a report on the results of the negotiation phase of the Geothermal RFP.
In February 2016, Huena Power Inc. (Huena) filed with the PUC a Petition for Declaratory Order (which the PUC later dismissed without prejudice) and a Complaint relating to the Geothermal RFP. Hawaii Electric Light filed a motion to dismiss Huena’s Petition which was granted on March 28, 2016. Hawaii Electric Light’s motion to dismiss Huena’s Complaint is still pending.
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
In October 2015, the PUC issued a D&O (1) finding that there is a need to replace the existing ERP/EAM system, (2) denying the Utilities request to defer the costs for the ERP software purchased in 2012 and (3) deferring any ruling on whether it is reasonable and in the public interest for the Utilities to commence with the project under Options B or A. As a result, the Utilities expensed the ERP software costs of $4.8 million in the third quarter of 2015, and pursuant to the remaining procedural schedule in the docket, in April 2016: (1) the Utilities filed additional information on the cost and benefits of the project, (2) the Consumer Advocate filed comments on that additional information and (3) the Utilities filed a reply to the Consumer Advocate’s comments. There are no steps remaining in the procedural schedule, and with the termination of the Merger Agreement, Option B is no longer available. The Utilities are awaiting the issuance of a final D&O.
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
Mercury Air Toxics Standards. On February 16, 2012, EPA published the final rule establishing the National Emission Standards for Hazardous Air Pollutants for fossil-fuel fired steam electrical generating units (EGUs) in the Federal Register. The final rule, known as the Mercury and Air Toxics Standards (MATS), applies to the 14 EGUs at Hawaiian Electric’s power plants. MATS established the Maximum Achievable Control Technology standards for the control of hazardous air pollutants emissions from new and existing EGUs. Hawaiian Electric received a one-year extension to comply by April 16, 2016. Hawaiian Electric initially selected a MATS compliance strategy based on switching to lower emission fuels, but has since continued developing and refining its emission control strategy. Hawaiian Electric’s liquid oil-fired steam generating units that are subject to the MATS limits are able to comply with the new standards without a significant fuel switch in combination with a suite of operational changes.
On April 16, 2012, Hawaiian Electric submitted to the EPA a Petition for Reconsideration and Stay (Petition) that asked the EPA to revise an emissions standard for non-continental oil-fired EGUs on the grounds that the promulgated standard was incorrectly derived. On April 21, 2015, the EPA denied Hawaiian Electric's Petition and Hawaiian Electric subsequently filed a lawsuit on June 29, 2015 appealing EPA’s denial. On April 4, 2016, the D.C. Circuit Court of Appeals granted Hawaiian Electric’s uncontested motion to dismiss the case. Hawaiian Electric has proceeded with the implementation of the MATS Compliance Plan and has met all compliance requirements to date including the April 16, 2016 compliance date. Hawaiian Electric is on schedule to submit the formal compliance demonstration report by the October 13, 2016 deadline.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The EPA has since identified environmental impacts in the subsurface soil at the Site. Although Maui Electric never operated at the Site or owned the Site property, after discussions with the EPA and the DOH Maui Electric agreed to undertake additional investigations at the Site and an adjacent parcel that Molokai Electric Company had used for equipment storage (the Adjacent Parcel) to determine the extent of environmental contamination. A 2011 assessment by a Maui Electric contractor of the Adjacent Parcel identified environmental impacts, including elevated polychlorinated biphenyls (PCBs) in the subsurface soils. In cooperation with the DOH and EPA, Maui Electric is further investigating the Site and the Adjacent Parcel to determine the extent of impacts of PCBs, residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $3.6 million as of June 30, 2016 for the additional investigation and estimated cleanup costs at the Site and the Adjacent Parcel; however, final costs of remediation will depend on the results of continued investigation.
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
On March 23, 2015, Hawaiian Electric received a letter from the EPA requesting that Hawaiian Electric submit a work plan to assess potential sources and extent of PCB contamination onshore at the Waiau Power Plant. Hawaiian Electric submitted a sampling and analysis (SAP) work plan to the EPA and the DOH. Sampling of outfall sediments at the Waiau Power Plant was completed in accordance with the SAP in December 2015, and additional onshore soil sampling was completed in June 2016. The extent of the onshore contamination, the appropriate remedial measures to address it and any associated costs have not yet been determined.
As of June 30, 2016, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $4.5 million. The reserve represents the probable and reasonably estimable cost to complete the onshore and offshore investigations and the remediation of PCB contamination in the offshore sediment. The final remediation costs will depend on the results of the onshore investigation and assessment of potential source control requirements, as well as the further investigation of contaminated sediment offshore from the Waiau Power Plant.
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

As part of a negotiated amendment to the Power Purchase Agreement between Hawaiian Electric and AES Hawaii (AES), Hawaiian Electric plans to include the AES facility on Oahu as a partner in the Utilities’ EmRP. Additionally, if the proposed acquisition of the Hamakua Energy Partners (HEP) facility by Hawaii Electric Light is approved by the PUC, the GHG emissions from the HEP facility would need to be addressed in the Utilities’ EmRP. Hawaiian Electric is working with the DOH on the timing of the EmRP modifications to address these changes in the partnership.
On September 22, 2009, the EPA issued its “Final Mandatory Reporting of Greenhouse Gases Rule,” which requires certain sources that emit GHGs to report their GHG emissions. Following these requirements, the Utilities have submitted the required reports for 2010 through 2015 to the EPA.
The EPA issued the final federal rule for GHG emissions limits for new and existing EGUs, also known as the Clean Power Plan, on August 3, 2015. The Clean Power Plan set interim state-wide emissions limits for EGUs operating in the 48 contiguous states that must be met on average from 2022 through 2029, with final limits in effect starting in 2030. The final Clean Power Plan did not set forth guidelines for Alaska, Hawaii, Puerto Rico or Guam, because the EPA did not have enough information to include them at the time the Rule was published. Subsequently, on February 9, 2016, the U.S. Supreme Court granted a stay of the Clean Power Plan pending resolution of several petitions for review in the U.S. Court of Appeals for the D.C. Circuit Court.
The Utilities have taken, and continue to identify opportunities to take, direct action to reduce GHG emissions from their operations, including supporting DSM programs that foster energy efficiency, using renewable resources for energy production and purchasing power from IPPs generated by renewable resources, burning renewable biodiesel in Hawaiian Electric’s Campbell Industrial Park combustion turbine No. 1 (CIP CT-1), using biodiesel for startup and shutdown of selected Maui Electric generating units, and testing biofuel blends in other Hawaiian Electric and Maui Electric generating units. The Utilities will continue to pursue the use of cleaner fuels to replace, at least in part, petroleum. Management is unable to evaluate the ultimate impact on the Utilities’ operations of more comprehensive GHG regulations that might be promulgated; however, the various initiatives that the Utilities are pursuing are likely to provide a sound basis for appropriately managing the Utilities’ carbon footprint and thereby meet both state and federal GHG reduction goals.
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
Changes to the ARO liability included in “Other liabilities” on Hawaiian Electric’s balance sheet were as follows:

	Six months ended June 30
(in thousands)	2016	2015
Balance, beginning of period	$26,848	$29,419
Accretion expense	7	12
Liabilities incurred	—	—
Liabilities settled	(259)	(1,881)
Revisions in estimated cash flows	—	—
Balance, end of period	$26,596	$27,550

Decoupling. In 2010, the PUC issued an order approving decoupling, which was implemented by Hawaiian Electric on March 1, 2011, by Hawaii Electric Light on April 9, 2012 and by Maui Electric on May 4, 2012. Decoupling is a regulatory model that is intended to facilitate meeting the State of Hawaii’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio standard. The decoupling model implemented in Hawaii delinks revenues from sales and includes annual rate adjustments for certain other operation and maintenance (O&M) expenses and rate base changes. The decoupling mechanism has three components: (1) a sales decoupling component via a revenue balancing account (RBA), (2) a revenue escalation component via a RAM and (3) an earnings sharing mechanism, which would provide for a reduction of revenues between rate cases in the event the utility exceeds the return on average common equity (ROACE) allowed in its most recent rate case. Decoupling provides for more timely cost recovery and earning on investments. Under the decoupling tariff approved in 2011, the annual RAM is accrued and billed from June 1 of each year through May 31 of the following year.
As part of a January 2013 Settlement Agreement with the Consumer Advocate, which was approved by the PUC, for RAM years 2014 -2016, Hawaiian Electric was allowed to record RAM revenue beginning on January 1 and to bill such amounts from June 1 of the applicable year through May 31 of the following year. After 2016, the RAM provisions approved in 2011 will again apply to Hawaiian Electric.
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
In accordance with the March Order, the Utilities and the Consumer Advocate filed on June 15, 2015, their Joint Proposed Modified REIP Framework/Standards and Guidelines regarding the eligibility of projects for cost recovery above the RAM Cap through the REIP surcharge. On the same date, the Utilities filed their proposed standards and guidelines on the eligibility of projects for cost recovery through the RAM above the RAM Cap. On June 30, 2015, the Consumer Advocate filed comments on this proposal, and the County of Hawaii filed comments on both the REIP and the RAM above the RAM Cap proposals. On October 26, 2015, Hawaiian Electric filed an application to recover the revenue requirements associated with 2015 net plant additions in the amount of $40.3 million and other associated costs for its Underground Cable Program and the 138kV Transmission and 46kV Sub-Transmission Structures Major Baseline Projects through the RAM above the 2015 RAM Cap. On October 30, 2015, Maui Electric filed an application to recover the revenue requirements associated with 2015 net plant additions in the amount of $4.3 million and other associated costs for its transmission and distribution and generation plant reliability Major Baseline Project through the RAM above the 2015 RAM Cap. In November 2015, the Consumer Advocate filed preliminary statements of position (PSOPs) on these two applications, recommending that the PUC reject the applications. In December 2015, the Utilities filed responses to the Consumer Advocate’s PSOPs, pointing out that the PUC had already authorized the filing of such applications for recovery of capital costs above the RAM Cap and requesting that the PUC proceed with review of the applications. In March 2016, Maui Electric withdrew its October 30, 2015 application. Maui Electric determined that the application is unnecessary because it could recover the revenue requirements associated with its 2015 net plant additions under the RAM Cap due to: (1) the extension of bonus depreciation in 2015 which resulted in an increased level of accumulated deferred income taxes as an offset to 2015 net plant additions; and (2) the recorded amount of net plant additions in 2015 was less than the estimate of net plant additions in the application. On April 18, 2016, Hawaiian Electric modified its October 26, 2015 application to reduce its request to recover revenue requirements associated with 2015 net plant additions from $40.3 million to $35.7 million for the same reason as Maui Electric regarding the extension of bonus depreciation in 2015.
Annual decoupling filings.  On March 31, 2016, the Utilities submitted to the PUC their annual decoupling filings for tariffed rates that will be effective from June 1, 2016 through May 31, 2017. On May 19, 2016, Hawaii Electric Light amended its annual decoupling filing to update and revise certain cost information. The tariffed rates include: (1) 2016 RAM Revenue Adjustment as determined by the March Order, (2) accrued earnings sharing credits to be refunded, and (3) the amount of the accrued RBA balance as of December 31, 2015 (and associated revenue taxes) to be collected:

($ in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Annual incremental RAM adjusted revenues	$11.0	$2.3	$2.4
Annual change in accrued earnings sharing credits	$—	$—	$0.5
Annual change in accrued RBA balance as of December 31, 2015 (and associated revenue taxes)	$(13.6)	$(2.5)	$(4.3)
Net annual incremental decrease in amount to be collected under the tariffs	$(2.6)	$(0.2)	$(1.4)
Impact on typical residential customer monthly bill (in dollars) *	$0.01	$0.13	$(0.95)
Note: Columns may not foot due to rounding
* Based on a 500 kilowatthour (KWH) bill for Hawaiian Electric, Maui Electric and Hawaii Electric Light. The bill impact for Lanai and Molokai customers is a decrease of $0.76, based on a 400 KWH bill. Although Hawaiian Electric and Hawaii Electric Light have a net annual incremental decrease in amount to be collected under the tariffs, their bills will increase by $0.01 and $0.13, respectively, due to lower anticipated KWH sales.
On May 24, 2016, the PUC approved the annual decoupling filings for Hawaiian Electric and Maui Electric, and as amended on May 19, 2016, for Hawaii Electric Light, to go into effect on June 1, 2016.

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
Hawaiian Telcom. The Utilities each have separate agreements for the joint ownership and maintenance of utility poles with Hawaiian Telcom, Inc. (Hawaiian Telcom), the respective county or counties in which each utility operates and other third parties, such as the State of Hawaii. The agreements set forth various circumstances requiring pole removal/installation/replacement and the sharing of costs among the joint pole owners. The agreements allow for the cost of work done by one joint pole owner to be shared by the other joint pole owners based on the apportionment of costs in the agreements. The Utilities have maintained, replaced and installed the majority of the jointly-owned poles in each of the respective service territories, and have billed the other joint pole owners for their respective share of the costs. The counties and the State have been fully reimbursing the Utilities for their share of the costs. However, Hawaiian Telcom has been delinquent in reimbursing the Utilities for its share of the costs.
For Hawaiian Electric, a dispute resolution process to collect the unpaid amounts from Hawaiian Telcom is proceeding as specified by the joint pole agreement. For Hawaii Electric Light, the agreement does not specify an alternative dispute resolution process, and thus a complaint for payment was filed with the Circuit Court in June 2016. Maui Electric has not yet commenced any legal action to recover the delinquent amounts. As of June 30, 2016, total receivables, including interest, from Hawaiian Telcom are $19.2 million ($13.3 million at Hawaiian Electric, $5.6 million at Hawaii Electric Light, and $0.3 million at Maui Electric). Management has reserved for the accrued interest on the receivables amounting to $3.5 million. Management expects to prevail on their claims and collect at least $15.7 million.
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
Policy Statement and Order Regarding Demand Response Programs. The PUC provided guidance concerning the objectives and goals for demand response programs, and ordered the Utilities to develop an integrated Demand Response (DR) Portfolio Plan that will enhance system operations and reduce costs to customers. The Utilities’ Plan was filed in July 2014. Subsequently, the Utilities submitted status updates and an update and supplemental report to the Plan. On July 28, 2015, the PUC issued an order appointing a special advisor to guide, monitor and review the Utility’s Plan design and implementation.

On December 30, 2015, the Utilities filed applications with the PUC (1) for approval of their proposed DR Portfolio Tariff Structure, Reporting Schedule and Cost Recovery of Program Costs through the Demand-Side Management (DSM) Surcharge, and (2) for approval to defer and recover certain computer software and software development costs for a Demand Response Management System (DRMS) through the Renewable Energy Infrastructure Program (REIP) Surcharge. In July 2016, the PUC issued an order in the DR Portfolio Tariff proceeding. The PUC granted intervenor and participant status to certain movants, made some preliminary observations on the proposed grid service tariffs and supporting modeling efforts, and instructed the Utilities to move forward with the development of DR programs for all islands. The PUC plans to conduct one or more technical conferences and ordered the Utilities to develop an implementation timeline and procedural schedule to enable an end-of-year implementation.
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
In November 2015, the PUC issued an order in the proceeding to review the PSIPs filed. The order provided observations and concerns on the PSIPs submitted. As required by the order, the Utilities submitted a Proposed Revision Plan in November 2015, which included a schedule and a work plan to supplement, amend and update the PSIPs in order to address the PUC’s observations and concerns, and submitted updated PSIPs on April 1, 2016. The parties and participants filed comments on the Utilities Proposed Revision Plan in January 2016. The updated PSIPs, filed on April 1, 2016, provide the Utilities’ assumptions, analyses and plans to achieve 100% renewable energy using a diverse mix of energy resources by 2045.
The Utilities plan to submit to the PUC, in late September 2016, an update to the April 1, 2016 PSIPs to reflect 2016 fuel price forecasts from the Energy Information Administration, updated cost assumptions, inter-island cable analysis and the termination of the Merger Agreement. The Utilities will continue to evaluate all options to modernize generation using a cleaner fuel to bring price stability and support adding renewable energy for their customers. The PUC is expected to provide further guidance regarding the course of the proceeding.
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
On June 15, 2016, the PUC issued an order approving the Utilities’ Advanced Inverter Test Plan with, among other conditions, a requirement to supplement the Test Plan to include testing procedures. In addition, the PUC ordered the Utilities to submit the results of the testing described in the Test Plan by December 15, 2016.
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

	June 30, 2016		December 31, 2015
(dollars in thousands)	Notional amount	Fair value	Notional amount	Fair value
Window forward contract	$20,637	$466	$—	$—
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

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income
Three months ended June 30, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$347,010	73,652	74,758	—	(25)	$495,395
Expenses
Fuel oil	62,234	11,748	17,917	—	—	91,899
Purchased power	103,062	19,360	16,636	—	—	139,058
Other operation and maintenance	68,197	15,116	16,250	—	—	99,563
Depreciation	31,522	9,449	5,789	—	—	46,760
Taxes, other than income taxes	33,414	6,905	7,110	—	—	47,429
Total expenses	298,429	62,578	63,702	—	—	424,709
Operating income	48,581	11,074	11,056	—	(25)	70,686
Allowance for equity funds used during construction	1,559	206	232	—	—	1,997
Equity in earnings of subsidiaries	10,883	—	—	—	(10,883)	—
Interest expense and other charges, net	(10,345)	(2,669)	(2,114)	—	25	(15,103)
Allowance for borrowed funds used during construction	587	79	94	—	—	760
Income before income taxes	51,265	8,690	9,268	—	(10,883)	58,340
Income taxes	15,138	3,337	3,509	—	—	21,984
Net income	36,127	5,353	5,759	—	(10,883)	36,356
Preferred stock dividends of subsidiaries	—	133	96	—	—	229
Net income attributable to Hawaiian Electric	36,127	5,220	5,663	—	(10,883)	36,127
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$35,857	5,220	5,663	—	(10,883)	$35,857

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income
Three months ended June 30, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$35,857	5,220	5,663	—	(10,883)	$35,857
Other comprehensive income (loss), net of taxes:
Derivatives qualified as cash flow hedges:
Effective portion of foreign currency hedge net unrealized loss, net of tax benefits	(745)	—	—	—	—	(745)
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	3,391	401	357	—	(758)	3,391
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(3,401)	(402)	(359)	—	761	(3,401)
Other comprehensive income (loss), net of taxes	(755)	(1)	(2)	—	3	(755)
Comprehensive income attributable to common shareholder	$35,102	5,219	5,661	—	(10,880)	$35,102

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income
Three months ended June 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$391,007	83,732	83,442	—	(18)	$558,163
Expenses
Fuel oil	104,278	16,241	25,712	—	—	146,231
Purchased power	107,370	24,555	17,359	—	—	149,284
Other operation and maintenance	66,428	16,158	16,278	—	—	98,864
Depreciation	29,389	9,312	5,540	—	—	44,241
Taxes, other than income taxes	37,479	7,944	7,959	—	—	53,382
Total expenses	344,944	74,210	72,848	—	—	492,002
Operating income	46,063	9,522	10,594	—	(18)	66,161
Allowance for equity funds used during construction	1,581	165	150	—	—	1,896
Equity in earnings of subsidiaries	9,624	—	—	—	(9,624)	—
Interest expense and other charges, net	(11,290)	(2,592)	(2,424)	—	18	(16,288)
Allowance for borrowed funds used during construction	564	58	60	—	—	682
Income before income taxes	46,542	7,153	8,380	—	(9,624)	52,451
Income taxes	13,431	2,536	3,144	—	—	19,111
Net income	33,111	4,617	5,236	—	(9,624)	33,340
Preferred stock dividends of subsidiaries	—	133	96	—	—	229
Net income attributable to Hawaiian Electric	33,111	4,484	5,140	—	(9,624)	33,111
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$32,841	4,484	5,140	—	(9,624)	$32,841

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income
Three months ended June 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$32,841	4,484	5,140	—	(9,624)	$32,841
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	5,257	713	652	—	(1,365)	5,257
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(5,272)	(716)	(655)	—	1,371	(5,272)
Other comprehensive income (loss), net of taxes	(15)	(3)	(3)	—	6	(15)
Comprehensive income attributable to common shareholder	$32,826	4,481	5,137	—	(9,618)	$32,826

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income
Six months ended June 30, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$684,185	146,835	146,464	—	(37)	$977,447
Expenses
Fuel oil	136,319	26,122	43,198	—	—	205,639
Purchased power	194,979	36,157	23,781	—	—	254,917
Other operation and maintenance	137,755	31,557	34,159	—	—	203,471
Depreciation	63,044	18,898	11,599	—	—	93,541
Taxes, other than income taxes	66,098	13,796	13,973	—	—	93,867
Total expenses	598,195	126,530	126,710	—	—	851,435
Operating income	85,990	20,305	19,754	—	(37)	126,012
Allowance for equity funds used during construction	2,965	333	438	—	—	3,736
Equity in earnings of subsidiaries	18,812	—	—	—	(18,812)	—
Interest expense and other charges, net	(22,210)	(5,634)	(4,604)	—	37	(32,411)
Allowance for borrowed funds used during construction	1,116	128	178	—	—	1,422
Income before income taxes	86,673	15,132	15,766	—	(18,812)	98,759
Income taxes	24,909	5,683	5,945	—	—	36,537
Net income	61,764	9,449	9,821	—	(18,812)	62,222
Preferred stock dividends of subsidiaries	—	267	191	—	—	458
Net income attributable to Hawaiian Electric	61,764	9,182	9,630	—	(18,812)	61,764
Preferred stock dividends of Hawaiian Electric	540	—	—	—	—	540
Net income for common stock	$61,224	9,182	9,630	—	(18,812)	$61,224

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income
Six months ended June 30, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$61,224	9,182	9,630	—	(18,812)	$61,224
Other comprehensive income (loss), net of taxes:
Derivatives qualified as cash flow hedges:
Effective portion of foreign currency hedge net unrealized gain, net of taxes	257	—	—	—	—	257
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	6,627	859	775	—	(1,634)	6,627
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(6,623)	(860)	(777)	—	1,637	(6,623)
Other comprehensive income (loss), net of taxes	261	(1)	(2)	—	3	261
Comprehensive income attributable to common shareholder	$61,485	9,181	9,628	—	(18,809)	$61,485

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income
Six months ended June 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$790,748	171,787	169,116	—	(46)	$1,131,605
Expenses
Fuel oil	222,681	39,626	60,730	—	—	323,037
Purchased power	210,620	46,448	28,223	—	—	285,291
Other operation and maintenance	136,512	32,557	33,797	—	—	202,866
Depreciation	58,778	18,625	11,081	—	—	88,484
Taxes, other than income taxes	75,680	16,328	16,122	—	—	108,130
Total expenses	704,271	153,584	149,953	—	—	1,007,808
Operating income	86,477	18,203	19,163	—	(46)	123,797
Allowance for equity funds used during construction	2,704	310	295	—	—	3,309
Equity in earnings of subsidiaries	17,316	—	—	—	(17,316)	—
Interest expense and other charges, net	(22,528)	(5,272)	(4,859)	—	46	(32,613)
Allowance for borrowed funds used during construction	952	111	118	—	—	1,181
Income before income taxes	84,921	13,352	14,717	—	(17,316)	95,674
Income taxes	24,666	4,813	5,482	—	—	34,961
Net income	60,255	8,539	9,235	—	(17,316)	60,713
Preferred stock dividends of subsidiaries	—	267	191	—	—	458
Net income attributable to Hawaiian Electric	60,255	8,272	9,044	—	(17,316)	60,255
Preferred stock dividends of Hawaiian Electric	540	—	—	—	—	540
Net income for common stock	$59,715	8,272	9,044	—	(17,316)	$59,715

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income
Six months ended June 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$59,715	8,272	9,044	—	(17,316)	$59,715
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	10,190	1,364	1,252	—	(2,616)	10,190
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(10,183)	(1,367)	(1,255)	—	2,622	(10,183)
Other comprehensive income (loss), net of taxes	7	(3)	(3)	—	6	7
Comprehensive income attributable to common shareholder	$59,722	8,269	9,041	—	(17,310)	$59,722

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet
June 30, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,945	6,214	3,016	—	—	$53,175
Plant and equipment	4,098,246	1,218,424	1,094,874	—	—	6,411,544
Less accumulated depreciation	(1,344,064)	(497,241)	(473,438)	—	—	(2,314,743)
Construction in progress	188,057	23,420	18,666	—	—	230,143
Utility property, plant and equipment, net	2,986,184	750,817	643,118	—	—	4,380,119
Nonutility property, plant and equipment, less accumulated depreciation	5,761	82	1,532	—	—	7,375
Total property, plant and equipment, net	2,991,945	750,899	644,650	—	—	4,387,494
Investment in wholly owned subsidiaries, at equity	562,199	—	—	—	(562,199)	—
Current assets
Cash and cash equivalents	19,842	5,264	2,372	101	—	27,579
Advances to affiliates	—	18,500	18,500	—	(37,000)	—
Customer accounts receivable, net	79,632	18,376	18,257	—	—	116,265
Accrued unbilled revenues, net	63,021	11,897	12,806	—	—	87,724
Other accounts receivable, net	10,897	1,400	1,442	—	(9,193)	4,546
Fuel oil stock, at average cost	43,440	7,386	10,746	—	—	61,572
Materials and supplies, at average cost	32,669	7,573	16,669	—	—	56,911
Prepayments and other	15,495	5,456	1,693	—	(765)	21,879
Regulatory assets	83,235	4,891	2,345	—	—	90,471
Total current assets	348,231	80,743	84,830	101	(46,958)	466,947
Other long-term assets
Regulatory assets	583,486	111,731	99,426	—	—	794,643
Unamortized debt expense	249	46	49	—	—	344
Other	46,537	13,423	12,465	—	—	72,425
Total other long-term assets	630,272	125,200	111,940	—	—	867,412
Total assets	$4,532,647	956,842	841,420	101	(609,157)	$5,721,853
Capitalization and liabilities
Capitalization
Common stock equity	$1,743,006	295,275	266,823	101	(562,199)	$1,743,006
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	875,443	213,640	190,040	—	—	1,279,123
Total capitalization	2,640,742	515,915	461,863	101	(562,199)	3,056,422
Current liabilities
Short-term borrowings from non-affiliates	36,995	—	—	—	—	36,995
Short-term borrowings from affiliate	37,000	—	—	—	(37,000)	—
Accounts payable	77,858	12,786	15,877	—	—	106,521
Interest and preferred dividends payable	14,441	4,115	2,764	—	(11)	21,309
Taxes accrued	95,703	24,227	21,983	—	(765)	141,148
Regulatory liabilities	—	2,658	710	—	—	3,368
Other	40,066	9,639	12,824	—	(9,182)	53,347
Total current liabilities	302,063	53,425	54,158	—	(46,958)	362,688
Deferred credits and other liabilities
Deferred income taxes	492,156	103,430	93,607	—	289	689,482
Regulatory liabilities	266,592	89,774	31,269	—	—	387,635
Unamortized tax credits	56,813	17,308	15,055	—	—	89,176
Defined benefit pension and other postretirement benefit plans liability	400,713	68,241	72,702	—	—	541,656
Other	50,055	13,509	14,769	—	(289)	78,044
Total deferred credits and other liabilities	1,266,329	292,262	227,402	—	—	1,785,993
Contributions in aid of construction	323,513	95,240	97,997	—	—	516,750
Total capitalization and liabilities	$4,532,647	956,842	841,420	101	(609,157)	$5,721,853

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet
December 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,557	6,219	3,016	—	—	$52,792
Plant and equipment	4,026,079	1,212,195	1,077,424	—	—	6,315,698
Less accumulated depreciation	(1,316,467)	(486,028)	(463,509)	—	—	(2,266,004)
Construction in progress	147,979	11,455	15,875	—	—	175,309
Utility property, plant and equipment, net	2,901,148	743,841	632,806	—	—	4,277,795
Nonutility property, plant and equipment, less accumulated depreciation	5,659	82	1,531	—	—	7,272
Total property, plant and equipment, net	2,906,807	743,923	634,337	—	—	4,285,067
Investment in wholly owned subsidiaries, at equity	556,528	—	—	—	(556,528)	—
Current assets
Cash and cash equivalents	16,281	2,682	5,385	101	—	24,449
Advances to affiliates	—	15,500	7,500	—	(23,000)	—
Customer accounts receivable, net	93,515	20,508	18,755	—	—	132,778
Accrued unbilled revenues, net	60,080	12,531	11,898	—	—	84,509
Other accounts receivable, net	16,421	1,275	1,674	—	(8,962)	10,408
Fuel oil stock, at average cost	49,455	8,310	13,451	—	—	71,216
Materials and supplies, at average cost	30,921	6,865	16,643	—	—	54,429
Prepayments and other	25,505	9,091	2,295	—	(251)	36,640
Regulatory assets	63,615	4,501	4,115	—	—	72,231
Total current assets	355,793	81,263	81,716	101	(32,213)	486,660
Other long-term assets
Regulatory assets	608,957	114,562	100,981	—	—	824,500
Unamortized debt expense	359	74	64	—	—	497
Other	47,731	14,693	13,062	—	—	75,486
Total other long-term assets	657,047	129,329	114,107	—	—	900,483
Total assets	$4,476,175	954,515	830,160	101	(588,741)	$5,672,210
Capitalization and liabilities
Capitalization
Common stock equity	$1,728,325	292,702	263,725	101	(556,528)	$1,728,325
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	875,163	213,580	189,959	—	—	1,278,702
Total capitalization	2,625,781	513,282	458,684	101	(556,528)	3,041,320
Current liabilities
Short-term borrowings from affiliate	23,000	—	—	—	(23,000)	—
Accounts payable	84,631	17,702	12,513	—	—	114,846
Interest and preferred dividends payable	15,747	4,255	3,113	—	(4)	23,111
Taxes accrued	131,668	30,342	29,325	—	(251)	191,084
Regulatory liabilities	—	1,030	1,174	—	—	2,204
Other	41,083	8,760	13,194	—	(8,958)	54,079
Total current liabilities	296,129	62,089	59,319	—	(32,213)	385,324
Deferred credits and other liabilities
Deferred income taxes	466,133	100,681	87,706	—	286	654,806
Regulatory liabilities	254,033	84,623	30,683	—	—	369,339
Unamortized tax credits	54,078	15,406	14,730	—	—	84,214
Defined benefit pension and other postretirement benefit plans liability	409,021	69,893	74,060	—	—	552,974
Other	51,273	13,243	13,916	—	(286)	78,146
Total deferred credits and other liabilities	1,234,538	283,846	221,095	—	—	1,739,479
Contributions in aid of construction	319,727	95,298	91,062	—	—	506,087
Total capitalization and liabilities	$4,476,175	954,515	830,160	101	(588,741)	$5,672,210

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity
Six months ended June 30, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2015	$1,728,325	292,702	263,725	101	(556,528)	$1,728,325
Net income for common stock	61,224	9,182	9,630	—	(18,812)	61,224
Other comprehensive income (loss), net of taxes	261	(1)	(2)	—	3	261
Common stock dividends	(46,800)	(6,604)	(6,530)	—	13,134	(46,800)
Common stock issuance expenses	(4)	(4)	—	—	4	(4)
Balance, June 30, 2016	$1,743,006	295,275	266,823	101	(562,199)	$1,743,006

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity
Six months ended June 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2014	$1,682,144	281,846	256,692	101	(538,639)	$1,682,144
Net income for common stock	59,715	8,272	9,044	—	(17,316)	59,715
Other comprehensive income (loss), net of taxes	7	(3)	(3)	—	6	7
Common stock dividends	(45,203)	(5,010)	(7,587)	—	12,597	(45,203)
Common stock issuance expenses	(5)	(1)	—	—	1	(5)
Balance, June 30, 2015	$1,696,658	285,104	258,146	101	(543,351)	$1,696,658

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Six months ended June 30, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$61,764	9,449	9,821	—	(18,812)	$62,222
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(18,862)	—	—	—	18,812	(50)
Common stock dividends received from subsidiaries	13,184	—	—	—	(13,134)	50
Depreciation of property, plant and equipment	63,044	18,898	11,599	—	—	93,541
Other amortization	1,919	911	963	—	—	3,793
Deferred income taxes	23,954	2,538	5,623	—	3	32,118
Change in tax credits, net	2,772	1,913	319	—	—	5,004
Allowance for equity funds used during construction	(2,965)	(333)	(438)	—	—	(3,736)
Other	(1,389)	(302)	(331)	—	—	(2,022)
Changes in assets and liabilities:
Decrease in accounts receivable	14,177	2,007	729	—	(231)	16,682
Decrease (increase) in accrued unbilled revenues	(2,941)	634	(908)	—	—	(3,215)
Decrease in fuel oil stock	6,015	924	2,705	—	—	9,644
Increase in materials and supplies	(1,748)	(708)	(26)	—	—	(2,482)
Decrease (increase) in regulatory assets	(3,974)	2,138	1,159	—	—	(677)
Increase in accounts payable	17,150	208	6,069	—	—	23,427
Change in prepaid and accrued income and utility revenue taxes	(21,371)	(192)	(6,626)	—	(3)	(28,192)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	299	27	(89)	—	—	237
Change in other assets and liabilities	(11,803)	11	(659)	—	231	(12,220)
Net cash provided by operating activities	139,225	38,123	29,910	—	(13,134)	194,124
Cash flows from investing activities
Capital expenditures	(152,283)	(27,436)	(17,613)	—	—	(197,332)
Contributions in aid of construction	12,824	1,605	2,381	—	—	16,810
Other	132	169	30	—	—	331
Advances from affiliates	—	(3,000)	(11,000)	—	14,000	—
Net cash used in investing activities	(139,327)	(28,662)	(26,202)	—	14,000	(180,191)
Cash flows from financing activities
Common stock dividends	(46,800)	(6,604)	(6,530)	—	13,134	(46,800)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(540)	(267)	(191)	—	—	(998)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	50,995	—	—	—	(14,000)	36,995
Other	8	(8)	—	—	—	—
Net cash provided by (used in) financing activities	3,663	(6,879)	(6,721)	—	(866)	(10,803)
Net increase (decrease) in cash and cash equivalents	3,561	2,582	(3,013)	—	—	3,130
Cash and cash equivalents, beginning of period	16,281	2,682	5,385	101	—	24,449
Cash and cash equivalents, end of period	$19,842	5,264	2,372	101	—	$27,579

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Six months ended June 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$60,255	8,539	9,235	—	(17,316)	$60,713
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(17,366)	—	—	—	17,316	(50)
Common stock dividends received from subsidiaries	12,647	—	—	—	(12,597)	50
Depreciation of property, plant and equipment	58,778	18,625	11,081	—	—	88,484
Other amortization	1,177	870	1,173	—	—	3,220
Deferred income taxes	26,423	1,376	5,521	—	—	33,320
Change in tax credits, net	3,803	399	259	—	—	4,461
Allowance for equity funds used during construction	(2,704)	(310)	(295)	—	—	(3,309)
Change in cash overdraft	—	—	193	—	—	193
Other	1,405	351	21	—	—	1,777
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	13,651	(787)	2,377	—	1,714	16,955
Decrease in accrued unbilled revenues	22,907	2,154	2,869	—	—	27,930
Decrease (increase) in fuel oil stock	(11,195)	5,450	3,383	—	—	(2,362)
Decrease (increase) in materials and supplies	297	(508)	106	—	—	(105)
Increase in regulatory assets	(15,984)	(2,987)	(1,005)	—	—	(19,976)
Increase (decrease) in accounts payable	(5,098)	(1,411)	2,138	—	—	(4,371)
Change in prepaid and accrued income and utility revenue taxes	(53,350)	(3,079)	(7,184)	—	—	(63,613)
Increase in defined benefit pension and other postretirement benefit plans liability	—	—	221	—	—	221
Change in other assets and liabilities	(7,838)	(2,199)	(4,111)	—	(1,714)	(15,862)
Net cash provided by operating activities	87,808	26,483	25,982	—	(12,597)	127,676
Cash flows from investing activities
Capital expenditures	(154,727)	(25,106)	(19,310)	—	—	(199,143)
Contributions in aid of construction	16,628	1,465	996	—	—	19,089
Other	334	124	53	—	—	511
Advances from affiliates	(2,100)	—	—	—	2,100	—
Net cash used in investing activities	(139,865)	(23,517)	(18,261)	—	2,100	(179,543)
Cash flows from financing activities
Common stock dividends	(45,203)	(5,010)	(7,587)	—	12,597	(45,203)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(540)	(267)	(191)	—	—	(998)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	88,993	2,500	(400)	—	(2,100)	88,993
Other	(216)	—	(1)	—	—	(217)
Net cash provided by (used in) financing activities	43,034	(2,777)	(8,179)	—	10,497	42,575
Net increase (decrease) in cash and cash equivalents	(9,023)	189	(458)	—	—	(9,292)
Cash and cash equivalents, beginning of period	12,416	612	633	101	—	13,762
Cash and cash equivalents, end of period	$3,393	801	175	101	—	$4,470

5 · Bank segment

Selected financial information
American Savings Bank, F.S.B.
Statements of Income Data

	Three months ended June 30		Six months ended June 30
(in thousands)	2016	2015	2016	2015
Interest and dividend income
Interest and fees on loans	$49,690	$46,035	$98,127	$91,233
Interest and dividends on investment securities	4,443	3,306	9,460	6,357
Total interest and dividend income	54,133	49,341	107,587	97,590
Interest expense
Interest on deposit liabilities	1,691	1,266	3,283	2,526
Interest on other borrowings	1,467	1,487	2,952	2,953
Total interest expense	3,158	2,753	6,235	5,479
Net interest income	50,975	46,588	101,352	92,111
Provision for loan losses	4,753	1,825	9,519	2,439
Net interest income after provision for loan losses	46,222	44,763	91,833	89,672
Noninterest income
Fees from other financial services	5,701	5,550	11,200	10,905
Fee income on deposit liabilities	5,262	5,424	10,418	10,739
Fee income on other financial products	2,207	2,103	4,412	3,992
Bank-owned life insurance	1,006	1,058	2,004	2,041
Mortgage banking income	1,554	2,068	2,749	3,890
Gains on sale of investment securities, net	598	—	598	—
Other income, net	288	239	621	974
Total noninterest income	16,616	16,442	32,002	32,541
Noninterest expense
Compensation and employee benefits	21,919	22,319	44,353	44,085
Occupancy	4,115	4,009	8,253	8,122
Data processing	3,277	2,953	6,449	6,069
Services	2,755	2,833	5,666	5,174
Equipment	1,771	1,690	3,434	3,391
Office supplies, printing and postage	1,583	1,303	2,948	2,786
Marketing	899	844	1,760	1,685
FDIC insurance	913	773	1,797	1,584
Other expense	5,382	4,755	9,357	8,960
Total noninterest expense	42,614	41,479	84,017	81,856
Income before income taxes	20,224	19,726	39,818	40,357
Income taxes	6,939	6,875	13,860	14,031
Net income	$13,285	$12,851	$25,958	$26,326

American Savings Bank, F.S.B.
Statements of Comprehensive Income Data

	Three months ended June 30		Six months ended June 30
(in thousands)	2016	2015	2016	2015
Net income	$13,285	$12,851	$25,958	$26,326
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of (taxes) benefits of ($1,925), $2,439, ($6,830) and $161 for the respective periods	2,915	(3,694)	10,344	(243)
Less: reclassification adjustment for net realized gains included in net income, net of taxes of $238, nil, $238 and nil for the respective periods	(360)	—	(360)	—
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $140, $255, $277 and $514 for the respective periods	211	387	419	779
Other comprehensive income (loss), net of taxes	2,766	(3,307)	10,403	536
Comprehensive income	$16,051	$9,544	$36,361	$26,862

American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	June 30, 2016		December 31, 2015
Assets
Cash and due from banks		$111,738		$127,201
Interest-bearing deposits		62,850		93,680
Available-for-sale investment securities, at fair value		894,021		820,648
Stock in Federal Home Loan Bank, at cost		11,218		10,678
Loans receivable held for investment		4,754,954		4,615,819
Allowance for loan losses		(55,331)		(50,038)
Net loans		4,699,623		4,565,781
Loans held for sale, at lower of cost or fair value		6,217		4,631
Other		320,233		309,946
Goodwill		82,190		82,190
Total assets		$6,188,090		$6,014,755

Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$1,583,420		$1,520,374
Deposit liabilities—interest-bearing		3,648,783		3,504,880
Other borrowings		272,887		328,582
Other		103,396		101,029
Total liabilities		5,608,486		5,454,865
Commitments and contingencies
Common stock		1		1
Additional paid in capital		341,849		340,496
Retained earnings		244,622		236,664
Accumulated other comprehensive loss, net of tax benefits
Net unrealized gains (losses) on securities	$8,111		$(1,872)
Retirement benefit plans	(14,979)	(6,868)	(15,399)	(17,271)
Total shareholder’s equity		579,604		559,890
Total liabilities and shareholder’s equity		$6,188,090		$6,014,755

Other assets
Bank-owned life insurance		$140,176		$138,139
Premises and equipment, net		91,256		88,077
Prepaid expenses		4,715		3,550
Accrued interest receivable		15,749		15,192
Mortgage-servicing rights		9,016		8,884
Low-income housing equity investments		41,080		37,793
Real estate acquired in settlement of loans, net		446		1,030
Other		17,795		17,281
		$320,233		$309,946
Other liabilities
Accrued expenses		$30,569		$30,705
Federal and state income taxes payable		16,761		13,448
Cashier’s checks		21,497		21,768
Advance payments by borrowers		10,851		10,311
Other		23,718		24,797
		$103,396		$101,029

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.

Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of $173 million and $100 million, respectively, as of June 30, 2016 and $229 million and $100 million, respectively, as of December 31, 2015.
Available-for-sale investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value		Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
June 30, 2016
Available-for-sale
U.S. Treasury and federal agency obligations	$194,048	$4,131	$(20)	$198,159	—	$—	$—	1	$3,842	$(20)
Mortgage-related securities- FNMA, FHLMC and GNMA	686,506	10,022	(666)	695,862	3	20,608	(65)	14	63,466	(601)
	$880,554	$14,153	$(686)	$894,021	3	$20,608	$(65)	15	$67,308	$(621)
December 31, 2015
Available-for-sale
U.S. Treasury and federal agency obligations	$213,234	$1,025	$(1,300)	$212,959	13	$83,053	$(866)	3	$17,378	$(434)
Mortgage-related securities- FNMA, FHLMC and GNMA	610,522	3,564	(6,397)	607,689	38	305,785	(2,866)	25	125,817	(3,531)
	$823,756	$4,589	$(7,697)	$820,648	51	$388,838	$(3,732)	28	$143,195	$(3,965)
ASB does not believe that the investment securities that were in an unrealized loss position at June 30, 2016, represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to rising interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities. The contractual cash flows of the investment securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB did not recognize OTTI for the quarters ended June 30, 2016 and 2015.
U.S. Treasury and federal agency obligations have contractual terms to maturity. Mortgage-related securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.
The contractual maturities of available-for-sale investment securities were as follows:

June 30, 2016	Amortized cost	Fair value
(in thousands)
Due in one year or less	$9,991	$10,001
Due after one year through five years	81,303	83,162
Due after five years through ten years	81,439	83,406
Due after ten years	21,315	21,590
	194,048	198,159
Mortgage-related securities-FNMA,FHLMC and GNMA	686,506	695,862
Total available-for-sale securities	$880,554	$894,021

Allowance for loan losses.  The allowance for loan losses (balances and changes) and financing receivables were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Unallo-cated	Total
Three months ended June 30, 2016
Allowance for loan losses:
Beginning balance	$4,593	$11,806	$7,172	$1,740	$6,164	$12	$16,991	$3,848	$—	$52,326
Charge-offs	(15)	—	—	—	—	—	(962)	(1,528)	—	(2,505)
Recoveries	35	—	16	16	—	—	425	265	—	757
Provision	(229)	1,755	648	(67)	829	—	631	1,186	—	4,753
Ending balance	$4,384	$13,561	$7,836	$1,689	$6,993	$12	$17,085	$3,771	$—	$55,331
Three months ended June 30, 2015
Allowance for loan losses:
Beginning balance	$4,921	$11,228	$6,523	$2,286	$2,837	$21	$14,580	$3,399	$—	$45,795
Charge-offs	(58)	—	(17)	—	—	—	(756)	(983)	—	(1,814)
Recoveries	55	—	8	136	—	—	106	254	—	559
Provision	(627)	(808)	99	(319)	(262)	(3)	3,539	206	—	1,825
Ending balance	$4,291	$10,420	$6,613	$2,103	$2,575	$18	$17,469	$2,876	$—	$46,365
Six months ended June 30, 2016
Allowance for loan losses:
Beginning balance	$4,186	$11,342	$7,260	$1,671	$4,461	$13	$17,208	$3,897	$—	$50,038
Charge-offs	(60)	—	—	—	—	—	(2,305)	(3,098)	—	(5,463)
Recoveries	52	—	31	119	—	—	560	475	—	1,237
Provision	206	2,219	545	(101)	2,532	(1)	1,622	2,497	—	9,519
Ending balance	$4,384	$13,561	$7,836	$1,689	$6,993	$12	$17,085	$3,771	$—	$55,331
June 30, 2016
Ending balance: individually evaluated for impairment	$1,709	$172	$826	$819	$—	$—	$2,647	$7		$6,180
Ending balance: collectively evaluated for impairment	$2,675	$13,389	$7,010	$870	$6,993	$12	$14,438	$3,764	$—	$49,151
Financing Receivables:
Ending balance	$2,064,343	$740,322	$860,522	$18,447	$134,642	$16,004	$772,565	$153,212		$4,760,057
Ending balance: individually evaluated for impairment	$22,279	$3,630	$4,646	$4,453	$—	$—	$24,153	$12		$59,173
Ending balance: collectively evaluated for impairment	$2,042,064	$736,692	$855,876	$13,994	$134,642	$16,004	$748,412	$153,200		$4,700,884
Six months ended June 30, 2015
Allowance for loan losses:
Beginning balance	$4,662	$8,954	$6,982	$1,875	$5,471	$28	$14,017	$3,629	$—	$45,618
Charge-offs	(214)	—	(20)	—	—	—	(802)	(1,925)	—	(2,961)
Recoveries	67	—	39	185	—	—	447	531	—	1,269
Provision	(224)	1,466	(388)	43	(2,896)	(10)	3,807	641	—	2,439
Ending balance	$4,291	$10,420	$6,613	$2,103	$2,575	$18	$17,469	$2,876	$—	$46,365
December 31, 2015
Ending balance: individually evaluated for impairment	$1,453	$—	$442	$891	$—	$—	$3,527	$7		$6,320
Ending balance: collectively evaluated for impairment	$2,733	$11,342	$6,818	$780	$4,461	$13	$13,681	$3,890	$—	$43,718
Financing Receivables:
Ending balance	$2,069,665	$690,561	$846,294	$18,229	$100,796	$14,089	$758,659	$123,775		$4,622,068
Ending balance: individually evaluated for impairment	$22,457	$1,188	$3,225	$5,683	$—	$—	$21,119	$13		$53,685
Ending balance: collectively evaluated for impairment	$2,047,208	$689,373	$843,069	$12,546	$100,796	$14,089	$737,540	$123,762		$4,568,383

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
The credit risk profile by internally assigned grade for loans was as follows:

	June 30, 2016			December 31, 2015
(in thousands)	Commercial real estate	Commercial construction	Commercial	Commercial real estate	Commercial construction	Commercial
Grade:
Pass	$664,731	$107,552	$712,020	$642,410	$86,991	$703,208
Special mention	43,607	—	12,607	7,710	13,805	7,029
Substandard	31,984	27,090	47,698	40,441	—	47,975
Doubtful	—	—	240	—	—	447
Loss	—	—	—	—	—	—
Total	$740,322	$134,642	$772,565	$690,561	$100,796	$758,659

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
June 30, 2016
Real estate:
Residential 1-4 family	$5,421	$1,860	$10,526	$17,807	$2,046,536	$2,064,343	$—
Commercial real estate	—	—	—	—	740,322	740,322	—
Home equity line of credit	878	445	602	1,925	858,597	860,522	—
Residential land	—	—	148	148	18,299	18,447	—
Commercial construction	—	—	—	—	134,642	134,642	—
Residential construction	—	—	—	—	16,004	16,004	—
Commercial	438	111	308	857	771,708	772,565	—
Consumer	1,354	692	476	2,522	150,690	153,212	—
Total loans	$8,091	$3,108	$12,060	$23,259	$4,736,798	$4,760,057	$—
December 31, 2015
Real estate:
Residential 1-4 family	$4,967	$3,289	$11,503	$19,759	$2,049,906	$2,069,665	$—
Commercial real estate	—	—	—	—	690,561	690,561	—
Home equity line of credit	896	706	477	2,079	844,215	846,294	—
Residential land	—	—	415	415	17,814	18,229	—
Commercial construction	—	—	—	—	100,796	100,796	—
Residential construction	—	—	—	—	14,089	14,089	—
Commercial	125	223	878	1,226	757,433	758,659	—
Consumer	1,383	593	644	2,620	121,155	123,775	—
Total loans	$7,371	$4,811	$13,917	$26,099	$4,595,969	$4,622,068	$—

The credit risk profile based on nonaccrual loans, accruing loans 90 days or more past due and TDR loans was as follows:

(in thousands)	June 30, 2016	December 31, 2015
Real estate:
Residential 1-4 family	$21,056	$20,554
Commercial real estate	3,630	1,188
Home equity line of credit	3,331	2,254
Residential land	693	970
Commercial construction	—	—
Residential construction	—	—
Commercial	18,827	20,174
Consumer	807	895
Total nonaccrual loans	$48,344	$46,035
Real estate:
Residential 1-4 family	$—	$—
Commercial real estate	—	—
Home equity line of credit	—	—
Residential land	—	—
Commercial construction	—	—
Residential construction	—	—
Commercial	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	$—	$—
Real estate:
Residential 1-4 family	$13,450	$13,962
Commercial real estate	—	—
Home equity line of credit	3,400	2,467
Residential land	3,760	4,713
Commercial construction	—	—
Residential construction	—	—
Commercial	5,420	1,104
Consumer	—	—
Total troubled debt restructured loans not included above	$26,030	$22,246

The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

	June 30, 2016			Three months ended June 30, 2016		Six months ended June 30, 2016
(in thousands)	Recorded investment	Unpaid principal balance	Related Allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$10,262	$11,381	$—	$10,672	$152	$10,532	$203
Commercial real estate	1,144	1,422	—	1,152	—	1,163	—
Home equity line of credit	1,020	1,288	—	1,038	9	943	9
Residential land	1,482	2,178	—	1,484	15	1,537	31
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	15,430	16,776	—	8,369	7	5,818	13
Consumer	—	—	—	—	—	—	—
	$29,338	$33,045	$—	$22,715	$183	$19,993	$256
With an allowance recorded
Real estate:
Residential 1-4 family	$12,017	$12,220	$1,709	$11,982	$115	$12,000	$237
Commercial real estate	2,486	2,526	172	2,519	—	1,686	—
Home equity line of credit	3,626	3,699	826	3,299	28	3,122	55
Residential land	2,971	2,971	819	2,977	54	3,177	121
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	8,723	8,904	2,647	16,821	180	16,896	210
Consumer	12	12	7	12	—	12	—
	$29,835	$30,332	$6,180	$37,610	$377	$36,893	$623
Total
Real estate:
Residential 1-4 family	$22,279	$23,601	$1,709	$22,654	$267	$22,532	$440
Commercial real estate	3,630	3,948	172	3,671	—	2,849	—
Home equity line of credit	4,646	4,987	826	4,337	37	4,065	64
Residential land	4,453	5,149	819	4,461	69	4,714	152
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	24,153	25,680	2,647	25,190	187	22,714	223
Consumer	12	12	7	12	—	12	—
	$59,173	$63,377	$6,180	$60,325	$560	$56,886	$879

	December 31, 2015			Three months ended June 30, 2015		Six months ended June 30, 2015
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$10,596	$11,805	$—	$11,193	$66	$11,373	$155
Commercial real estate	1,188	1,436	—	530	—	543	—
Home equity line of credit	707	948	—	433	1	417	2
Residential land	1,644	2,412	—	3,026	44	2,831	96
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	5,671	6,333	—	5,432	139	6,363	141
Consumer	—	—	—	—	—	—	—
	$19,806	$22,934	$—	$20,614	$250	$21,527	$394
With an allowance recorded
Real estate:
Residential 1-4 family	$11,861	$11,914	$1,453	$11,794	$130	$11,651	$256
Commercial real estate	—	—	—	1,474	—	2,978	—
Home equity line of credit	2,518	2,579	442	1,212	8	919	14
Residential land	4,039	4,117	891	4,142	84	4,666	167
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	15,448	16,073	3,527	9,358	36	7,170	86
Consumer	13	13	7	15	—	15	—
	$33,879	$34,696	$6,320	$27,995	$258	$27,399	$523
Total
Real estate:
Residential 1-4 family	$22,457	$23,719	$1,453	$22,987	$196	$23,024	$411
Commercial real estate	1,188	1,436	—	2,004	—	3,521	—
Home equity line of credit	3,225	3,527	442	1,645	9	1,336	16
Residential land	5,683	6,529	891	7,168	128	7,497	263
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	21,119	22,406	3,527	14,790	175	13,533	227
Consumer	13	13	7	15	—	15	—
	$53,685	$57,630	$6,320	$48,609	$508	$48,926	$917

*	Since loan was classified as impaired.

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
Loan modifications that occurred and the impact on the allowance for loan losses were as follows:

	Three months ended June 30, 2016				Six months ended June 30, 2016
	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance
(dollars in thousands)		Pre-modification	Post-modification	(as of period end)		Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	5	$891	$885	$98	9	$1,988	$2,100	$259
Commercial real estate	—	—	—	—	—	—	—	—
Home equity line of credit	8	768	768	181	18	1,437	1,437	255
Residential land	1	120	121	—	1	120	121	—
Commercial construction	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Commercial	5	457	457	145	8	16,657	16,657	670
Consumer	—	—	—	—	—	—	—	—
	19	$2,236	$2,231	$424	36	$20,202	$20,315	$1,184

	Three months ended June 30, 2015				Six months ended June 30, 2015
	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance
(dollars in thousands)		Pre-modification	Post-modification	(as of period end)		Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	2	$318	$318	$—	7	$1,195	$1,213	$47
Commercial real estate	—	—	—	—	—	—	—	—
Home equity line of credit	13	690	690	105	22	1,119	1,119	160
Residential land	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Commercial	3	161	161	78	4	253	253	78
Consumer	—	—	—	—	—	—	—	—
	18	$1,169	$1,169	$183	33	$2,567	$2,585	$285

[1]	The reported balances include loans that became TDR during the period, and were fully paid-off, charged-off, or sold prior to period end.
Loans modified in TDRs that experienced a payment default of 90 days or more in the indicated periods, and for which the payment of default occurred within one year of the modification, were as follows:

	Three months ended June 30, 2016		Six months ended June 30, 2016
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate:
Residential 1-4 family	—	$—	1	$488
Commercial real estate	—	—	—	—
Home equity line of credit	—	—	—	—
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	1	26	1	26
Consumer	—	—	—	—
	1	$26	2	$514
There were no loans modified in TDRs that experienced a payment default of 90 days or more in the second quarter of 2015 and six months ended June 30, 2015, and for which the payment of default occurred within one year of the modification.
If loans modified in a TDR subsequently default, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled $2.7 million at June 30, 2016.
Mortgage servicing rights. In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.

ASB received proceeds from the sale of residential mortgages of $58.1 million and $95.0 million for the three months ended June 30, 2016 and 2015 and $98.5 million and $173.3 million for the six months ended June 30, 2016 and 2015, respectively, and recognized gains on such sales of $1.5 million and $2.1 million for the three months ended June 30, 2016 and 2015 and $2.7 million and $3.9 million for the six months ended June 30, 2016 and 2015 respectively.
There were no repurchased mortgage loans for the three months ended June 30, 2016 and 2015 and six months ended June 30, 2016 and 2015. The repurchase reserve was $0.1 million and nil for the period ended June 30, 2016 and 2015, respectively.
Mortgage servicing fees, a component of other income, net, were $0.7 million and $0.9 million for the three months ended June 30, 2016 and 2015 and $1.4 million and $1.8 million for the six months ended June 30, 2016 and 2015, respectively.
Changes in the carrying value of mortgage servicing rights were as follows:

(in thousands)	Gross carrying amount[1]	Accumulated amortization[1]	Valuation allowance	Net carrying amount
June 30, 2016	$15,652	$(6,636)	$—	$9,016
December 31, 2015	14,531	(5,647)	—	8,884
1 Reflects the impact of loans paid in full.

Changes related to mortgage servicing rights were as follows:

(in thousands)	2016	2015
Mortgage servicing rights
Balance, January 1	$8,884	$11,749
Amount capitalized	1,120	2,001
Amortization	(988)	(1,444)
Other-than-temporary impairment	—	(4)
Carrying amount before valuation allowance, June 30	9,016	12,302
Valuation allowance for mortgage servicing rights
Balance, January 1	—	209
Provision (recovery)	—	(168)
Other-than-temporary impairment	—	(4)
Balance, June 30	—	37
Net carrying value of mortgage servicing rights	$9,016	$12,265
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

Key assumptions used in estimating the fair value of ASB’s mortgage servicing rights used in the impairment analysis were as follows:

(dollars in thousands)	June 30, 2016	December 31, 2015
Unpaid principal balance	$1,137,226	$1,097,314
Weighted average note rate	4.03%	4.05%
Weighted average discount rate	9.4%	9.6%
Weighted average prepayment speed	11.4%	9.3%
The sensitivity analysis of fair value of MSR to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	June 30, 2016	December 31, 2015
Prepayment rate:
25 basis points adverse rate change	$(567)	$(561)
50 basis points adverse rate change	(1,037)	(1,104)
Discount rate:
25 basis points adverse rate change	(97)	(111)
50 basis points adverse rate change	(192)	(220)

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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheet	Net amount of liabilities presented in the Balance Sheet
Repurchase agreements
June 30, 2016	$173	$—	$173
December 31, 2015	229	—	229

	Gross amount not offset in the Balance Sheet
(in millions)	Liabilities presented in the Balance Sheet	Financial instruments	Cash collateral pledged
June 30, 2016
Financial institution	$50	$57	$—
Government entities	27	42	—
Commercial account holders	96	117	—
Total	$173	$216	$—
December 31, 2015
Financial institution	$50	$56	$—
Government entities	56	61	—
Commercial account holders	123	144	—
Total	$229	$261	$—
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	June 30, 2016		December 31, 2015
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$34,277	$795	$22,241	$384
Forward commitments	31,228	(266)	23,644	(29)
ASB’s derivative financial instruments, their fair values, and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	June 30, 2016		December 31, 2015
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$795	$—	$384	$—
Forward commitments	4	270	1	30
	$799	$270	$385	$30
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in the statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statement of Income	Three months ended June 30		Six months ended June 30
(in thousands)		2016	2015	2016	2015
Interest rate lock commitments	Mortgage banking income	$140	$(389)	$411	$56
Forward commitments	Mortgage banking income	(74)	258	(237)	99
		$66	$(131)	$174	$155
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $10.0 million and $10.1 million at June 30, 2016 and December 31, 2015, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. Cash contributions and payments made on commitments to LIHTC investment partnerships are classified as operating activities in the Company’s consolidated statements of cash flows. As of June 30, 2016, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.

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
6 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first six months of 2016, the Company contributed $33 million ($32 million by the Utilities) to its pension and other postretirement benefit plans, compared to $44 million ($43 million by the Utilities) in the first six months of 2015. The Company’s current estimate of contributions to its pension and other postretirement benefit plans in 2016 is $65 million ($64 million by the Utilities, $1 million by HEI and nil by ASB), compared to $88 million ($86 million by the Utilities, $2 million by HEI and nil by ASB) in 2015. In addition, the Company expects to pay directly $2 million ($1 million by the Utilities) of benefits in 2016, compared to $1 million ($0.4 million by the Utilities) paid in 2015.
The components of net periodic benefit cost for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended June 30				Six months ended June 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2016	2015	2016	2015	2016	2015	2016	2015
HEI consolidated
Service cost	$14,913	$16,640	$832	$1,094	$30,304	$33,106	$1,668	$1,963
Interest cost	20,481	19,363	2,363	2,268	40,758	38,502	4,837	4,503
Expected return on plan assets	(24,616)	(22,149)	(3,091)	(2,934)	(49,280)	(44,300)	(6,143)	(5,841)
Amortization of net prior service loss (gain)	(14)	1	(448)	(449)	(28)	2	(896)	(897)
Amortization of net actuarial loss	6,408	9,455	116	466	12,377	18,417	403	896
Net periodic benefit cost	17,172	23,310	(228)	445	34,131	45,727	(131)	624
Impact of PUC D&Os	(4,765)	(10,464)	483	(218)	(8,811)	(19,977)	672	(120)
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$12,407	$12,846	$255	$227	$25,320	$25,750	$541	$504
Hawaiian Electric consolidated
Service cost	$14,465	$16,148	$820	$1,080	$29,398	$32,131	$1,642	$1,935
Interest cost	18,801	17,749	2,280	2,191	37,404	35,265	4,669	4,350
Expected return on plan assets	(22,885)	(20,639)	(3,046)	(2,889)	(45,817)	(41,271)	(6,049)	(5,748)
Amortization of net prior service loss (gain)	3	10	(451)	(451)	7	20	(902)	(902)
Amortization of net actuarial loss	5,885	8,592	113	455	11,346	16,686	397	877
Net periodic benefit cost	16,269	21,860	(284)	386	32,338	42,831	(243)	512
Impact of PUC D&Os	(4,765)	(10,464)	483	(218)	(8,811)	(19,977)	672	(120)
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$11,504	$11,396	$199	$168	$23,527	$22,854	$429	$392
HEI consolidated recorded retirement benefits expense of $18 million ($16 million by the Utilities) and $18 million ($15 million by the Utilities) in the first six months of 2016 and 2015, respectively, and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first six months of 2016 and 2015, the Company’s expense for its defined contribution pension plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan

was $2.8 million and $2.7 million, respectively, and cash contributions were $3.7 million and $3.4 million, respectively. For the first six months of 2016 and 2015, the Utilities’ expense for its defined contribution pension plan under the HEIRSP was $0.8 million and $0.7 million, respectively, and cash contributions were $0.8 million and $0.7 million, respectively.
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
As of June 30, 2016, approximately 3.4 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 0.4 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of June 30, 2016, there were 141,044 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2016	2015	2016	2015
HEI consolidated
Share-based compensation expense [1]	$1.0	$2.0	$2.0	$3.8
Income tax benefit	0.4	0.7	0.7	1.4
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.3	0.7	0.6	1.2
Income tax benefit	0.1	0.3	0.2	0.5

[1]
For the three and six months ended June 30, 2016, the Company has not capitalized any share-based compensation. $0.05 million and $0.09 million of this share-based compensation expense was capitalized in the three and six months ended June 30, 2015.

Stock awards. No nonemployee director stock grants were awarded from January 1 to August 4, 2016. Nonemployee director awards totaling $0.2 million were paid in cash in July 2016. In 2015, HEI granted HEI common stock to nonemployee directors of HEI, Hawaiian Electric and ASB under the 2011 Director Plan as follows:

	Six months ended June 30
($ in millions)	2016	2015
Shares granted	—	28,246
Fair value	$—	$0.8
Income tax benefit	—	0.3
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI Common Stock on the grant date.

Stock appreciation rights.  As of June 30, 2016 and December 31, 2015, there were no remaining SARs outstanding.
SARs activity and statistics were as follows:

	Three months ended June 30	Six months ended June 30
(dollars in thousands, except prices)	2015	2015
Shares underlying SARs exercised	—	80,000
Weighted-average price of shares exercised	$—	$26.18
Intrinsic value of shares exercised [1]	—	502
Tax benefit realized for the deduction of exercises	—	82
1 Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalent rights exceeds the exercise price of the right.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended June 30				Six months ended June 30
	2016		2015		2016		2015
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	226,537	$29.59	261,691	$28.33	210,634	$28.82	261,235	$25.77
Granted	—	—	788	31.25	94,282	29.90	85,082	33.72
Vested	(785)	27.88	(832)	26.60	(79,164)	27.91	(80,051)	25.77
Forfeited	—	—	(9,345)	28.36	—	—	(13,964)	27.52
Outstanding, end of period	225,752	$29.59	252,302	$28.35	225,752	$29.59	252,302	$28.35
Total weighted-average grant-date fair value of shares granted ($ millions)	$—		$—		$2.8		$2.9

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
As of June 30, 2016, there was $5.5 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.8 years.
For the first six months of 2016 and 2015, total restricted stock units that vested and related dividends had a fair value of $2.6 million and $3.0 million, respectively, and the related tax benefits were $0.9 million and $0.8 million, respectively.
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
LTIP linked to TRS.  Information about HEI’s LTIP grants linked to TRS was as follows:

	Three months ended June 30				Six months ended June 30
	2016		2015		2016		2015
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	83,947	$22.95	168,777	$27.63	162,500	$27.66	257,956	$28.45
Granted (target level)	—	—	—	—	—	—	—	—
Vested (issued or unissued and cancelled)	—	—	—	—	(78,553)	32.69	(75,915)	30.71
Forfeited	—	—	(5,354)	27.42	—	—	(18,618)	26.41
Outstanding, end of period	83,947	$22.95	163,423	$27.63	83,947	$22.95	163,423	$27.63

(1)	Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.

 For the six months ended June 30, 2016 and 2015, there were no vested LTIP awards linked to TRS. For the six months ended June 30, 2016, all of the shares vested (which were granted at target level based on the satisfaction of TRS performance) for the 2013-2015 LTIP lapsed.
As of June 30, 2016, there was $0.3 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TRS. The cost is expected to be recognized over a weighted-average period of 0.5 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended June 30				Six months ended June 30
	2016		2015		2016		2015
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	113,550	$25.18	230,219	$26.00	222,647	$26.02	364,731	$26.01
Granted (target level)	—	—	—	—	—	—	—	—
Vested (issued)	—	—	—	—	(109,097)	26.89	(121,249)	26.05
Forfeited	—	—	(10,061)	26.02	—	—	(23,324)	25.85
Outstanding, end of period	113,550	$25.18	220,158	$26.00	113,550	$25.18	220,158	$26.00

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the six months ended June 30, 2016 and 2015, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $3.6 million and $4.7 million and the related tax benefits were $1.4 million and $1.8 million, respectively.
As of June 30, 2016, there was $0.5 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TRS. The cost is expected to be recognized over a weighted-average period of 0.5 years.
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

Accumulated other comprehensive income.  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	Unrealized gains on derivatives	Retirement benefit plans	AOCI
Balance, December 31, 2015	$(1,872)	$(54)	$(24,336)	$(26,262)	$—	$925	$925
Current period other comprehensive income	9,984	311	613	10,908	257	4	261
Balance, June 30, 2016	$8,112	$257	$(23,723)	$(15,354)	$257	$939	$1,186
Balance, December 31, 2014	$462	$(289)	$(27,551)	$(27,378)	$—	$45	$45
Current period other comprehensive income	(243)	118	1,056	931	—	7	7
Balance, June 30, 2015	$219	$(171)	$(26,495)	$(26,447)	$—	$52	$52
Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI
	Three months ended June 30		Six months ended June 30		Affected line item in the
(in thousands)	2016	2015	2016	2015	Statement of Income
HEI consolidated
Net realized gains on securities	$(360)	$—	$(360)	$—	Revenues-bank (net gains on sales of securities)
Derivatives qualified as cash flow hedges
Interest rate contracts (settled in 2011)	—	59	54	118	Interest expense
Retirement benefit plan items
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	3,698	5,780	7,236	11,239	See Note 6 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(3,401)	(5,272)	(6,623)	(10,183)	See Note 6 for additional details
Total reclassifications	$(63)	$567	$307	$1,174
Hawaiian Electric consolidated
Retirement benefit plan items
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$3,391	$5,257	$6,627	$10,190	See Note 6 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(3,401)	(5,272)	(6,623)	(10,183)	See Note 6 for additional details
Total reclassifications	$(10)	$(15)	$4	$7

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
Long-term debt—other than bank.  Fair value was obtained from third-party financial services providers based on the current rates offered for debt of the same or similar remaining maturities and from discounting the future cash flows using the current rates offered for debt of the same or similar remaining maturities.
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

The following table presents the carrying or notional amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments. For stock in Federal Home Loan Bank, the carrying amount is a reasonable estimate of fair value because it can only be redeemed at par. For bank-owned life insurance, the carrying amount is the cash surrender value of the insurance policies, which is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

		Estimated fair value
	Carrying or notional amount	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2016
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment securities	894,021	—	894,021	—	894,021
Stock in Federal Home Loan Bank	11,218	—	11,218	—	11,218
Loans receivable, net	4,705,840	—	6,242	4,933,935	4,940,177
Mortgage servicing rights	9,016	—	—	11,224	11,224
Bank-owned life insurance	140,176	—	140,176	—	140,176
Derivative assets	55,879	—	1,219	—	1,219
The Utilities’ derivative assets (included in amount above)	20,637	—	420	—	420
Financial liabilities
Deposit liabilities	5,232,203	—	5,238,391	—	5,238,391
Short-term borrowings—other than bank	115,985	—	115,985	—	115,985
The Utilities’ short-term borrowings (included in amount above)	36,995	—	36,995	—	36,995
Other bank borrowings	272,887	—	276,709	—	276,709
Long-term debt, net—other than bank	1,578,842	—	1,749,242	—	1,749,242
The Utilities’ long-term debt, net (included in amount above)	1,279,123	—	1,441,061	—	1,441,061
Derivative liabilities	30,263	211	59	—	270
December 31, 2015
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment securities	820,648	—	820,648	—	820,648
Stock in Federal Home Loan Bank	10,678	—	10,678	—	10,678
Loans receivable, net	4,570,412	—	4,639	4,744,886	4,749,525
Mortgage servicing rights	8,884	—	—	11,790	11,790
Bank-owned life insurance	138,139	—	138,139	—	138,139
Derivative assets	22,616	—	385	—	385
Financial liabilities
Deposit liabilities	5,025,254	—	5,024,500	—	5,024,500
Short-term borrowings—other than bank	103,063	—	103,063	—	103,063
Other bank borrowings	328,582	—	333,392	—	333,392
Long-term debt, net—other than bank*	1,578,368	—	1,669,087	—	1,669,087
The Utilities’ long-term debt, net (included in amount above)*	1,278,702	—	1,363,766	—	1,363,766
Derivative liabilities	23,269	15	15	—	30
* See Note 11 for the impact to prior period financial information of the adoption of ASU No. 2015-03.

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2016			December 31, 2015
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds (“other” segment)	$—	$10	$—	$—	$10	$—
Available-for-sale investment securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$695,862	$—	$—	$607,689	$—
U.S. Treasury and federal agency obligations	—	198,159	—	—	212,959	—
	$—	$894,021	$—	$—	$820,648	$—
Derivative assets
Interest rate lock commitments [1]	$—	$795	$—	$—	$384	$—
Forward commitments [1]	—	4	—	—	1	—
Window forward contract [2]	—	420	—	—	—	—
	$—	$1,219	$—	$—	$385	$—
Derivative liabilities [1]
Interest rate lock commitments	$—	$—	$—	$—	$—	$—
Forward commitments	211	59	—	15	15	—
	$211	$59	$—	$15	$15	$—
1  Derivatives are carried at fair value with changes in value reflected in the balance sheet in other assets or other liabilities and included in mortgage banking income.
2 Asset derivatives are included in other current assets in the balance sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the quarter ended June 30, 2016.
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

		Fair value measurements
(in thousands)	Balance	Level 1	Level 2	Level 3
June 30, 2016
Loans	$313	$—	$—	$313
Real estate acquired in settlement of loans	446	—	—	446
December 31, 2015
Loans	178	—	—	178
Real estate acquired in settlement of loans	1,030	—	—	1,030
 At June 30, 2016 and 2015, there were no adjustments to fair value for ASB’s loans held for sale which were carried at the lower of cost or fair value.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value (1)
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
June 30, 2016
Residential loans	$313	Fair value of property or collateral	Appraised value less 7% selling costs	42-94%	78%
Real estate acquired in settlement of loans	$446	Fair value of property or collateral	Appraised value less 7% selling costs	100%	100%

December 31, 2015
Residential loans	$50	Fair value of property or collateral	Appraised value less 7% selling costs		N/A (2)
Home equity lines of credit	128	Fair value of property or collateral	Appraised value less 7% selling costs		N/A (2)
Total loans	$178
Real estate acquired in settlement of loans	$1,030	Fair value of property or collateral	Appraised value less 7% selling cost	100%	100%
(1) Represent percent of outstanding principal balance.

(2)	N/A - Not applicable. There is one loan in each fair value measurement type.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

10 · Cash flows

Six months ended June 30	2016	2015
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates	$43	$41
Income taxes paid	14	35
Income taxes refunded	45	55
Hawaiian Electric consolidated
Interest paid to non-affiliates	31	30
Income taxes paid	—	9
Income taxes refunded	20	12
Supplemental disclosures of noncash activities
HEI consolidated
Common stock dividends reinvested in HEI common stock [1]	11	—
Real estate transferred from property, plant and equipment to other assets held-for-sale (investing)	—	5
Obligations to fund low income housing investments (operating)	6	—
HEI consolidated and Hawaiian Electric consolidated
Additions to electric utility property, plant and equipment - unpaid invoices and accruals (investing)	(32)	(12)
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
The Company plans to adopt ASU No. 2014-09 (and subsequently issued revenue-related ASUs, as applicable) in the first quarter of 2018, but has not determined the method of adoption (full or modified retrospective application) nor the impact of adoption on its results of operations, financial condition or liquidity.
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
Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU No. 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date (based on historical experience, current conditions and reasonable and supportable forecasts) and enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU No. 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The other-than-temporary impairment model of accounting for credit losses on AFS debt securities will be replaced with an estimate of expected credit losses only when the fair value is below the amortized cost of the asset. The length of time the fair value of an AFS debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. The AFS debt security model will also require the use of an allowance to record the estimated losses (and subsequent recoveries). The accounting for the initial recognition of the estimated expected credit losses for purchased financial assets with credit deterioration would be recognized through an allowance for loan losses with an offset to the cost basis of the related financial asset at acquisition (i.e., there is no impact to net income at initial recognition).
The Company plans to adopt ASU 2016-13 in the first quarter of 2020 and has not yet determined the impact of adoption.
12 · Credit agreements and long-term debt
Credit agreements.
HEI. On April 2, 2014, HEI and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (HEI Facility). The HEI Facility increased HEI’s line of credit to $150 million from $125 million, extended the term of the facility to April 2, 2019, and provided improved pricing compared to HEI’s prior facility. Under the HEI Facility, draws would generally bear interest, based on HEI’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 137.5 basis points and annual fees on undrawn commitments of 20 basis points. The HEI Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the HEI Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. In addition, the HEI Consolidated Net Worth covenant, as defined in the original facility, was removed from the HEI Facility, leaving only one financial covenant (relating to HEI’s ratio of funded debt to total capitalization, each on a non-consolidated basis). Under the credit agreement, it is an event of default if HEI fails to maintain an unconsolidated “Capitalization Ratio” (funded debt) of 50% or less (actual ratio of 16% as of June 30, 2016, as calculated under the agreement) or if HEI no longer owns Hawaiian Electric. The HEI Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with covenants (such as covenants preventing HEI’s subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HEI).
The facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay HEI’s short-term and long-term indebtedness, to make investments in or loans to subsidiaries and for HEI’s working capital and general corporate purposes.
Hawaiian Electric. On April 2, 2014, Hawaiian Electric and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (Hawaiian Electric Facility). The Hawaiian Electric Facility increased Hawaiian Electric’s line of credit to $200 million from $175 million. In January 2015, the PUC approved Hawaiian Electric’s request to extend the term of the credit facility to April 2, 2019. The Hawaiian Electric Facility provided improved pricing compared to its prior facility. Under the Hawaiian Electric Facility, draws would generally bear interest, based on Hawaiian Electric’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 137.5 basis points and annual fees on undrawn commitments of 20 basis points, as of August 3, 2016. The Hawaiian Electric Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the Hawaiian Electric Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. The Hawaiian Electric Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with several covenants (such as covenants preventing its subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, Hawaiian Electric, and restricting its ability as well as the ability of any of its subsidiaries to guarantee additional indebtedness of the subsidiaries if such additional debt would cause the subsidiary’s “Consolidated Subsidiary Funded Debt to Capitalization Ratio” to exceed 65% (ratio of 41% for Hawaii Electric Light and 41% for Maui Electric as of June 30, 2016, as calculated under the agreement)). In addition to customary defaults, Hawaiian Electric’s failure to maintain its financial ratios, as defined in its credit agreement, or meet other requirements may result in an event of default. For example, under the credit agreement, it is an event of default if Hawaiian Electric fails to maintain a “Consolidated Capitalization Ratio” (equity) of at least 35% (ratio of 56% as of June 30, 2016, as calculated under the credit agreement), or if Hawaiian Electric is no longer owned by HEI.
The credit facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay Hawaiian Electric’s short-term indebtedness, to make loans to subsidiaries and for Hawaiian Electric’s capital expenditures, working capital and general corporate purposes.
Changes in long-term debt.
HEI.  On March 21, 2016, HEI entered into a $75 million term loan agreement with Bank of America, N.A., which matures on March 23, 2018 and includes substantially the same financial covenant and customary conditions as the HEI credit agreement described above. On March 23, 2016, HEI drew an initial $75 million Eurodollar term loan at an initial interest rate of 1.18% for an initial one month interest period (and with subsequent resetting interest rates averaging 1.19% through June 30, 2016). The proceeds from the term loan were used to pay-off HEI’s $75 million 4.41% senior note at maturity on March 24, 2016.
13 · Related party transactions
For general management and administrative services in the second quarters of 2016 and 2015 and six months ended June 30, 2016 and 2015, HEI charged the Utilities $2.3 million, $1.5 million, $4.4 million and $3.2 million, respectively, and HEI charged ASB $0.6 million, $0.6 million, $1.4 million and $1.2 million, respectively. The amounts charged by HEI to its subsidiaries for services provided by HEI employees are allocated primarily on the basis of time expended in providing such services.
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

Utilities’ HMSA costs and expense (for health insurance premiums) and HDS costs and expense (for dental insurance premiums) were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2016	2015	2016	2015
HEI consolidated
HMSA costs	$7	$8	$14	$15
HMSA expense*	5	5	10	11
HDS costs	1	1	1	2
HDS expense*	1	1	1	1
Hawaiian Electric consolidated
HMSA costs	6	6	11	11
HMSA expense*	3	4	7	7
HDS costs	1	1	1	1
HDS expense*	—	—	1	1
* Charged the remaining costs primarily to electric utility plant.
The costs and expense in the table above are gross amounts (i.e., not net of employee contributions to employee benefits).
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2015 Form 10-K and should be read in conjunction with such discussion and the 2015 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2015 Form 10-K, as well as the quarterly (as of and for the three and six months ended June 30, 2016) financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
RESULTS OF OPERATIONS

(in thousands, except per	Three months ended June 30%
share amounts)	2016	2015	change	Primary reason(s)*
Revenues	$566,244	$623,912	(9)	Decrease for the electric utility segment, partly offset by increase for the bank segment
Operating income	85,455	72,730	17	Increases for the electric utility and bank segments, and lower loss for the “other” segment
Net income for common stock	44,128	35,018	26	Higher net income for the electric utility and bank segments and lower net loss for the “other” segment
Basic earnings per common share	$0.41	$0.33	24	Higher net income, partly offset by the impact of higher weighted average shares outstanding
Weighted-average number of common shares outstanding	107,962	107,418	1	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and other plans

(in thousands, except per	Six months ended June 30%
share amounts)	2016	2015	change	Primary reason(s)*
Revenues	$1,117,204	$1,261,774	(11)	Decrease for the electric utility segment, partly offset by increase for the bank segment
Operating income	154,306	142,236	8	Increases for the electric utility segment and lower loss for the “other” segment, partly offset by decreases for bank segment
Net income for common stock	76,480	66,884	14	Higher net income for the electric utility segment and lower net loss for the “other” segment, partly offset by lower net income for the bank segment
Basic earnings per common share	$0.71	$0.63	13	Higher net income, partly offset by the impact of higher weighted average shares outstanding
Weighted-average number of common shares outstanding	107,791	105,361	2	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and other plans

*	Also, see segment discussions which follow.

HEI’s consolidated ROACE was 8.8% for the twelve months ended June 30, 2016 and 8.1% for the twelve months ended June 30, 2015.
Dividends.  The payout ratios for the first six months of 2016 and full year 2015 were 87% and 82%, respectively. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation, including but not limited to the Company’s results of operations, the long-term prospects for the Company and current and expected future economic conditions.
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
Hawaii’s tourism industry, a significant driver of Hawaii’s economy, ended the first half of 2016 with higher visitor expenditures and arrivals as compared to the same period a year ago. Visitor arrivals increased 3.3% and expenditures increased 1.6% compared to the first half of 2015. The Hawaii Tourism Authority expects scheduled nonstop seats to Hawaii for the third quarter of 2016 to increase by 1.1% over the third quarter of 2015 driven by an expected 2.3% increase in domestic seats from the U.S West, an 11.3% increase in international seats from Asian countries other than Japan, and a 6.5% increase in international seats from Oceania (Australia and New Zealand).
Hawaii’s unemployment rate improved to 3.3% in June 2016, lower than the state’s 3.6% rate in June 2015 and the June 2016 national unemployment rate of 4.9%.
Hawaii real estate activity, as indicated by the home resale market, experienced growth in median sales prices and closed sales in the first half of 2016. Median sales prices for single family residential homes and condominiums on Oahu increased 6.1% and 7.4% respectively, over the first half of 2015. Closed sales for single family residential homes and condominiums increased by 7.8% and 10.7% respectively, compared to the first half of 2015.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. In the second quarter of 2016, prices of all petroleum fuels have slightly rebounded to prices last seen in 2015.
Information received since the June 2016 Federal Open Market Committee (FOMC) meeting indicates that the labor market strengthened and economic activity has been expanding at a moderate rate. The FOMC reaffirmed its federal funds rate target of 0.25% to 0.5% and stated that it will continue to assess progress towards its objectives of an improved labor market and a movement back to 2% inflation.
Overall, Hawaii is expected to see a continuation of the moderate expansion experienced in the first six months of 2016. Tourism gains are expected to be marginal, with domestic gains expected to be offset by economic weakening in Canada and Japan. Brexit may broadly impact the European economy and specifically, tourism from Europe to Hawaii. Construction remains high, as activity is expected to continue in 2016 as planned and permitted building continues and as new recently approved projects begin.
Recent tax developments. See “Recent tax developments” in Note 4 and income taxes paid and refunded in Note 10 of the Consolidated Financial Statements.
Retirement benefits.  For the first six months of 2016, the Company’s defined benefit pension and other postretirement benefit plans’ assets generated a return, net of investment management fees, of 6.4%. Included in this return is the return on ASB’s plan assets, which are managed with a liability driven investment strategy. For the first six months of 2016, ASB’s defined benefit pension plan assets generated a return, net of investment management fees, of 13.3%, due primarily to the lower interest rate environment since the investments were purchased. The market value of the Company’s defined benefit pension and other postretirement benefit plans’ assets as of June 30, 2016 and December 31, 2015 was $1.5 billion (including $1.4 billion for the Utilities) and $1.4 billion (including $1.3 billion for the Utilities), respectively.
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
Commitments and contingencies.  See Note 4, “Electric utility segment” and Note 5, “Bank segment,” of the Consolidated Financial Statements.
Recent accounting pronouncements.  See Note 11, “Recent accounting pronouncements,” of the Consolidated Financial Statements.
“Other” segment.

	Three months ended June 30		Six months ended June 30
(in thousands)	2016	2015	2016	2015	Primary reason(s)
Revenues	$100	$(34)	$168	$38
Operating loss	(5,455)	(13,157)	(11,524)	(21,918)	Lower administrative and general expenses due to lower merger- and spin-off-related expenses
Net loss	(5,014)	(10,674)	(10,702)	(19,157)
Lower operating loss and higher tax benefits relative to the losses in second quarter 2016 and six months ended June 30, 2016 (due to non-deductibility of certain merger- and spin-off-related expenses at the time)

The “other” business segment includes results of the stand-alone corporate operations of HEI and ASB Hawaii, Inc. (ASBH), both holding companies; HEI Properties, Inc., a company which held passive, venture capital investments (all of which have been sold or abandoned prior to its dissolution in December 2015); and The Old Oahu Tug Service, Inc., a maritime freight transportation company that ceased operations in 1999; as well as eliminations of intercompany transactions. Expenses related to the previously proposed merger with NEE and spin-off of ASBH of $2.0 million and $3.5 million were included in the results of the stand-alone corporate operations of HEI during the second quarter and six months ended June 30, 2016, respectively, and $9.0 million and $13.5 million were included in the results of the stand-alone corporate operations of HEI during the second quarter and six months ended June 30, 2015, respectively. See Note 2, “Termination of proposed merger and other matters,”

FINANCIAL CONDITION
Liquidity and capital resources.  The Company believes that its ability to generate cash, both internally from electric utility and banking operations and externally from issuances of equity and debt securities, commercial paper and bank borrowings, is adequate to maintain sufficient liquidity to fund its contractual obligations and commercial commitments, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other cash requirements for the foreseeable future.
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	June 30, 2016		December 31, 2015
Short-term borrowings—other than bank	$116	3%	$103	3%
Long-term debt, net—other than bank	1,579	43	1,578	43
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,966	53	1,928	53
	$3,695	100%	$3,643	100%
HEI’s short-term borrowings and HEI’s line of credit facility were as follows:

	Average balance	Balance
(in millions)	Six months ended June 30, 2016	June 30, 2016	December 31, 2015
Short-term borrowings [1]
Commercial paper	$79	$79	$103
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility		150	150

1   This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s external short-term borrowings during the first six months of 2016 was $103 million. As of July 29, 2016, HEI had no outstanding commercial paper, and its line of credit facility was undrawn.
HEI has a line of credit facility, as amended and restated on April 2, 2014, of $150 million. See Note 12 of the Consolidated Financial Statements.
From March 6, 2014 through January 5, 2016, HEI satisfied the share purchase requirements of the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), HEIRSP and ASB 401(k) Plan through open market purchases of its common stock rather than through new issuances. From January 6 through June 30, 2016, the Company raised $19 million through the issuance of approximately 0.6 million shares of common stock under the DRIP, HEIRSP and ASB 401(k) Plan. Starting on June 2, 2016, HEI satisfied the share purchase requirements of the HEIRSP and ASB 401(k) Plan through open market purchases of its common stock rather than through new issuances. Effective August 9, 2016, HEI will satisfy the share purchase requirements of the HEIRSP and ASB 401(k) Plan through new issuances of its common stock rather than through open market purchases.
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

As of August 3, 2016, the Fitch Ratings, Inc. (Fitch), Moody's Investors Service’s (Moody's) and Standard & Poor’s (S&P) ratings of HEI were as follows:

	Fitch	Moody’s	S&P
Long-term issuer default and senior unsecured debt; senior unsecured debt; and corporate credit; respectively	BBB	*	BBB-
Commercial paper	F3	P-3	A-3
Outlook	Stable	Stable	Stable
*    Not rated.
The above ratings reflect only the view, at the time the ratings are issued or affirmed, of the applicable rating agency, from whom an explanation of the significance of such ratings may be obtained. Such ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating.
On July 19, 2016, S&P affirmed HEI’s ‘BBB-’ long-term issuer credit and other ratings, and removed the ratings from CreditWatch with positive implications. HEI’s outlook is stable. S&P stated that “the rating actions reflect the termination of the company’s [HEI’s] planned merger with NextEra, which would have led to higher ratings for HEI.”
On July 20, 2016, Fitch affirmed HEI’s long-term issuer default rating at ‘BBB’ following the termination of the merger agreement with NextEra Energy, Inc. and removed the ratings from Rating Watch Positive. HEI’s outlook is stable. Fitch stated that “the rating affirmation reflects Fitch’s view that the political and regulatory framework in Hawaii, while adverse to the proposed merger with NextEra, will remain ultimately supportive of HECO’s [Hawaiian Electric’s] credit profile as the utility faces rising penetration of distributed generation and a capital intensive fleet modernization plan….HEI’s ratings are supported, in turn, by the credit profile of its subsidiaries: HECO [Hawaiian Electric] and American Savings Bank FSB (ASB).”
On August 3, 2016, Moody’s downgraded HEI’s short-term rating for commercial paper from P-2 to P-3. HEI’s outlook is stable. Moody’s noted, “[t]he downgrade of HEI’s commercial paper rating to P-3 reflects HEI’s heavy dependence on HECO [Hawaiian Electric]. Although HEI also owns American Savings Bank, we view HECO [Hawaiian Electric] as the primary credit and ratings driver of the parent company.” A Moody’s VP-Senior Credit Officer stated, “[t]he ratings downgrade is prompted by our concern that HECO [Hawaiian Electric] will continue to face significant challenges in transforming its generation base to 100% renewable sources in an unpredictable and highly political regulatory environment.  We believe that the regulatory environment could become contentious as this transformation is executed despite recently falling customer bills, driven by lower fuel oil prices, and the company’s decision to moderate its still significant capital expenditure program.”
For the first six months of 2016, net cash provided by operating activities of HEI consolidated was $225 million. Net cash used by investing activities for the same period was $385 million, primarily due to Hawaiian Electric’s consolidated capital expenditures, purchases of ASB’s investment securities, and net increases in ASB’s loans held for investment and stock in FHLB, partly offset by ASB’s repayments and calls of investment securities, proceeds from the sale of commercial loans and Hawaiian Electric’s contributions in aid of construction. Net cash provided by financing activities during this period was $116 million as a result of several factors, including net increases in ASB’s deposit liabilities and short-term borrowings and proceeds from the issuance of HEI common stock, partly offset by the payment of common stock dividends and net decreases in other bank borrowings and retail repurchase agreements. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition—Liquidity and capital resources” sections below.) During the first six months of 2016, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $47 million and $18 million, respectively.

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
Electric utility
RESULTS OF OPERATIONS
Results.

Three months ended June 30		Increase
2016	2015	(decrease)		(dollars in millions, except per barrel amounts)
$495	$558	$(63)		Revenues. Net decrease largely due to:
			$(53)	lower fuel prices
			(11)	lower purchased power expense
			(7)	lower KWH generated
			8	higher rate base and O&M RAM
92	146	(54)		Fuel oil expense. Decrease due to lower fuel cost and lower KWH generated
139	149	(10)		Purchased power expense. Decrease due to lower purchased power energy prices
99	99	—		Operation and maintenance expenses. Relatively flat due to:
			2	higher costing overhauls
			1	higher LNG consultant costs
			(3)	lower transmission, distribution and generation costs due to: -lower vegetation management costs, -less boiler and steam maintenance work and -less transmission line inspections
94	98	(4)		Other expenses. Decrease in revenue taxes due to lower revenue, partly offset by higher depreciation expense for plant investments
71	66	5		Operating income. Increase due to an overall decrease in expenses
36	33	3		Net income for common stock. Increase due to higher operating income

2,156	2,144	12		Kilowatthour sales (millions)
69.9	69.2	0.7		Wet-bulb temperature (Oahu average; degrees Fahrenheit)
1,257	1,181	76		Cooling degree days (Oahu)
$44.98	$69.37	$(24.39)		Average fuel oil cost per barrel

Six months ended June 30		Increase
2016	2015	(decrease)		(dollars in millions, except per barrel amounts)
$977	$1,132	$(155)		Revenues. Net decrease largely due to:
			$(131)	lower fuel prices
			(34)	lower purchased power expense
			6	higher rate base and O&M RAM
			3	higher KWH generated
206	323	(117)		Fuel oil expense. Decrease largely due to lower fuel prices, partly offset by higher KWH generated
255	285	(30)		Purchased power expense. Decrease due to lower purchased power energy prices
203	203	—		Operation and maintenance expenses. Relatively flat due to:
			4	higher costing overhauls
			4	higher PSIP consultant costs
			2	higher LNG consultant costs
			(6)
lower transmission, distribution and generation costs due to:
-lower vegetation management costs,
-less boiler and steam maintenance work,
-less transmission line inspections and
-storm repair costs incurred in 2015

			(1)	lower Distributed Energy Resources cost
			(1)	2015 costs for damage to combined heat and power generating unit
			(1)	lower bad debt reserve for one customer account
187	197	(10)		Other expenses. Decrease in revenue taxes due to lower revenue, partly offset by higher depreciation expense for plant investments
126	124	2		Operating income. Increase due to an overall decrease in expenses
61	60	1		Net income for common stock. Increase due to higher operating income

4,241	4,188	53		Kilowatthour sales (millions)
68.6	67.8	0.8		Wet-bulb temperature (Oahu average; degrees Fahrenheit)
2,141	1,976	165		Cooling degree days (Oahu)
$49.05	$77.85	$(28.80)		Average fuel oil cost per barrel
458,893	456,608	2,285		Customer accounts (end of period)
Hawaiian Electric’s consolidated ROACE was 8.0% for the twelve months ended June 30, 2016 and 7.7% for the twelve months ended June 30, 2015.
The Utilities’ consolidated KWH sales have declined each year since 2007. Based on expectations of additional customer renewable self-generation and energy-efficiency installations, the Utilities’ full year 2016 KWH sales are expected to be below the 2015 level.
Other operation and maintenance expenses (excluding expense covered by surcharges or by third parties) for 2016 are expected to be 2% lower than 2015, down from the previous estimate of 4% lower than 2015, due to expected greater spending on new customer programs to support renewable energy integration.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of June 30, 2016 amounted to $4 billion, of which approximately 26% related to production PPE, 65% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 3% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission. See “Adequacy of supply” below.
See “Economic conditions” in the “HEI Consolidated” section above.
Transition to renewable energy.  The Utilities continue to make significant progress in implementing their renewable energy strategies to support Hawaii’s efforts to reduce its dependence on oil. The Utilities are committed to assisting the State of

Hawaii in achieving its Renewable Portfolio Standard goal of 100% renewable energy by 2045. Hawaii’s RPS law was revised in the 2015 Legislature and requires electric utilities to meet an RPS of 15%, 30%, 40%, 70% and 100% by December 31, 2015, 2020, 2030, 2040 and 2045, respectively. Energy savings resulting from DSM energy efficiency programs and solar water heating do not count toward these RPS. The Utilities have been successful in adding significant amounts of renewable energy resources to their electric systems and exceeded the 2015 RPS goal. The Utilities' RPS for 2015 was 23%, exceeding the 2015 RPS goal, and the Utilities led the nation in 2015 in the percentage of its customers who have installed PV systems. (See "Developments in renewable energy efforts” below).
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
After launching a smart grid customer engagement plan during the second quarter of 2014, Hawaiian Electric replaced approximately 5,200 residential and commercial meters with smart meters, 160 direct load control switches, fault circuit indicators and remote controlled switches in selected areas across Oahu as part of the Smart Grid Initial Phase implementation. Also under the Initial Phase a grid efficiency measure called Volt/Var Optimization (or Conservation Voltage Reduction) was turned on, customer energy portals were launched and are available for customer use and a PrePay Application was launched. The Initial Phase implementation was completed in 2015. The smart grid provides benefits such as customer tools to manage their electric bills, potentially shortening outages and enabling the Utilities to integrate more low-cost renewable energy, like wind and solar, which will reduce Hawaii’s dependence on imported oil. In March 2016, the Utilities sought PUC approval to commit funds for an expansion of the smart grid project. The smart grid project is expected to cost $340 million and be implemented over 5 years (beginning in 2017 for Oahu and 2018 for the Hawaii Island and Maui County).
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

Actual and PUC-allowed (as of June 30, 2016) returns were as follows:

%	Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended June 30, 2016	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.26	7.07	7.43	7.95	7.47	8.67	8.94	8.02	9.04
PUC-allowed returns	8.11	8.31	7.34	10.00	10.00	9.00	10.00	10.00	9.00
Difference	(0.85)	(1.24)	0.09	(2.05)	(2.53)	(0.33)	(1.06)	(1.98)	0.04
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
On January 28, 2013, the Utilities and the Consumer Advocate entered into the 2013 Agreement to, among other things, write-off $40 million of CIS Project costs in lieu of conducting the regulatory audits of the CIP CT-1 and the CIS projects, with the remaining recoverable costs for the projects of $52 million to be included in rate base as of December 31, 2012. The parties agreed that Hawaii Electric Light would withdraw its 2013 test year rate case and not file a rate case until its next turn in the rate case cycle, for a 2016 test year, and Hawaiian Electric would delay the filing of its scheduled 2014 test year rate case to no earlier than January 2, 2014. The parties also agreed that, starting in 2014, Hawaiian Electric will be allowed to record RAM revenues starting on January 1 (instead of the prior start date of June 1) for the years 2014, 2015 and 2016. For each of the six months ended June 30, 2016 and 2015, Hawaiian Electric had net RAM revenues of $4 million.
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

Management cannot predict whether the PUC will accept this abbreviated filing to satisfy Maui Electric’s obligation to file a rate case in 2015, whether additional material will be required or whether Maui Electric will be required to proceed with a traditional rate proceeding.
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
Integrated resource planning and April 2014 regulatory orders. See “April 2014 regulatory orders” in Note 4 to the Consolidated Financial Statements.
Developments in renewable energy efforts.  Developments in the Utilities’ efforts to further their renewable energy strategy include the following:

•
In July 2011, the PUC directed Hawaiian Electric to submit a draft RFP for the PUC’s consideration for a competitive bidding process for 200 MW or more of renewable energy to be delivered to, or to be sited on, the island of Oahu. In October 2011, Hawaiian Electric filed a draft RFP with the PUC. In July 2013, the PUC issued orders related to the 200 MW RFP, ordering that Hawaiian Electric shall amend its current draft of the Oahu 200 MW RFP to remove references to the Lanai Wind Project, eliminate solicitations for an undersea transmission cable, and amend the draft RFP to reflect other guidance provided in the order.

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

•
In August 2012, the battery facility at a 30-MW Kahuku wind farm experienced a fire. After the interconnection infrastructure was rebuilt and voltage regulation equipment was installed, the facility came up to full output in January 2014. An application for PUC approval of an amendment to the PPA was filed in April 2014 and the PUC approved the amendment in June 2016.

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

•
The fourth project approved by the PUC in July 2015 is the 27.6 MW Waianae Solar project that is being developed by Eurus Energy America. It is expected to be in service at the end of 2016, at which time it will be the largest solar project in Hawaii.

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

•
In October 2015, the Utilities filed with the PUC a proposal for a Community-Based Renewable Energy program and tariff that would allow customers who cannot, or chose not to, take advantage of rooftop solar to receive the benefits of renewable energy to help offset their monthly electric bills and support clean energy for Hawaii. In November 2015, the PUC suspended the filing and opened a docket to investigate the matter. In June 2016, the PUC proposed a draft program, and the Utilities and other participating parties filed comments on the draft program.

•
On May 5, 2016, Maui Electric filed a request for the PUC to open a docket and assign an Independent Observer to oversee the Maui Electric Dispatchable Firm Generation Request for Proposals. The solicitation intends to seek approximately 20 MW of new renewable generation capacity and approximately 20 MW of fuel flexible firm generation resources on the island of Maui by 2022, as proposed in the PSIP Update Report.

•
On June 6, 2016, Hawaiian Electric filed a request for the PUC to open a docket and assign an Independent Observer to oversee the Hawaiian Electric Renewable Energy Request for Proposals. The solicitation intends to seek new renewable energy generation on the island of Oahu to be placed into service by the end of 2020, consistent with the Five-Year Action Plan proposed in the PSIP Update Report.

•
In July 2016, Hawaiian Electric announced plans to build, own and operate a 20-MW solar facility in conjunction with the Department of the Navy at a Navy/Air Force joint base for an  estimated cost of $70 million, subject to PUC approval. The renewable energy generated by the solar facility will feed into Oahu’s electric grid.

•
The Utilities began accepting energy from feed-in tariff projects in 2011. As of June 30, 2016, there were 15 MW, 6 MW and 4 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

•
As of June 30, 2016, there were approximately 282 MW, 67 MW and 74 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based customer generation programs, namely NEM, Customer Grid Supply (CGS) and Customer Self Supply (CSS).

Other regulatory matters.  In addition to the items below, also see Note 4 of the Consolidated Financial Statements.
PUC Commissioner. On June 29, 2016, the Governor appointed Thomas Gorak on an interim basis to replace PUC Commissioner Michael Champley, whose term expired on June 30, 2016.  Mr. Gorak served as the PUC’s Chief Counsel from September 2013 to June 2016. His term as a PUC Commissioner began on July 1, 2016 and is subject to Senate confirmation.

Adequacy of supply.
Hawaiian Electric. In January 2016, Hawaiian Electric filed its 2016 Adequacy of Supply (AOS) letter, which indicated that based on its May 2015 sales and peak forecast for the 2016 to 2017 time period, Hawaiian Electric’s generation capacity will be sufficient to meet reasonably expected demands for service and provide reasonable reserves for emergencies through 2017.
In accordance to its planning criteria, Hawaiian Electric deactivated two fossil fuel generating units from active service at its Honolulu Power Plant in January 2014 and anticipates deactivating two additional fossil fuel units at its Waiau Power Plant in the 2022 timeframe. Hawaiian Electric is proceeding with future firm capacity additions in coordination with the State of Hawaii Department of Transportation in 2016, and with the U.S. Department of the Army for a utility owned and operated renewable, dispatchable, including black start capabilities, generation security project on federal lands, which is expected to be in service in the first quarter of 2018. Hawaiian Electric is continuing negotiations with two firm capacity IPPs on Oahu. On August 1, 2016, Hawaiian Electric and Kalaeloa entered into an agreement that neither party will give written notice of termination of the PPA prior to October 31, 2017. This agreement complements continued negotiations between the parties and accounts for time needed for PUC approval of a negotiated resolution. The PPA with AES Hawaii, Inc. is scheduled to expire in 2022.
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
Maui Electric. In January 2016, Maui Electric filed its 2016 AOS letter, which indicated that Maui Electric’s generation capacity for the islands of Lanai and Molokai for the next three years is sufficiently large to meet all reasonably expected demands for service and provide reasonable reserves for emergencies. The 2016 AOS letter also indicated that without the peak reduction benefits of demand response but with the equivalent firm capacity value of wind generation, Maui Electric expects to have a small reserve capacity shortfall from 2017 to 2022 on the island of Maui.  Maui Electric is evaluating several measures to mitigate the anticipated reserve capacity shortfall.  Maui Electric anticipates needing a significant amount of additional firm capacity on Maui in the 2022 timeframe after the planned retirement of Kahului Power Plant. In February 2014, Maui Electric deactivated two fossil fuel generating units, with a combined rating of 11.4 MW-net, at its Kahului Power Plant. Due to various system conditions including lack of wind generation, approaching storms, and scheduled and unscheduled outages of generating units, transmission lines, and independent power producers, the two deactivated units at Kahului Power Plant were reactivated for several days in 2015 and 2016. In consideration of the time needed to acquire replacement firm generating capacity, Maui Electric now anticipates the retirement of all generating units at the Kahului Power Plant, which have a combined rating of 32.3 MW, in the 2022 timeframe. A capacity planning analysis is in progress to better define needs and timing. Maui Electric plans to issue one or more RFPs for energy storage, demand response and firm generating capacity, and to make system improvements needed to ensure reliability and voltage support in this timeframe. In May 2016, Maui Electric requested that the PUC open a new docket for Maui Electric’s competitive bidding process for additional firm capacity resources.
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
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	June 30, 2016		December 31, 2015
Short-term borrowings	$37	1%	$—	—%
Long-term debt, net	1,279	41	1,279	42
Preferred stock	34	1	34	1
Common stock equity	1,743	57	1,728	57
	$3,093	100%	$3,041	100%

Information about Hawaiian Electric’s short-term borrowings (other than from Hawaii Electric Light and Maui Electric) and Hawaiian Electric’s line of credit facility were as follows:

	Average balance	Balance
(in millions)	Six months ended June 30, 2016	June 30, 2016	December 31, 2015
Short-term borrowings [1]
Commercial paper	$19	$37	$—
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facility		200	200

1   The maximum amount of Hawaiian Electric’s external short-term borrowings during the first six months of 2016 was $61 million. As of June 30, 2016, Hawaiian Electric had short-term borrowings from Hawaii Electric Light and Maui Electric of $18.5 million and $18.5 million, respectively. As of July 29, 2016, Hawaiian Electric had $27 million of outstanding commercial paper, no draws under its line of credit facility and no borrowings from HEI. Also, as of July 29, 2016, Hawaiian Electric had short-term borrowings from Hawaii Electric Light and Maui Electric of $18.5 million and $15.5 million, respectively. Intercompany borrowings are eliminated in consolidation.
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
In June 2015, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed an application with the PUC for approval to issue and sell each utility’s common stock in one or more sales in 2016 (Hawaiian Electric’s sale to HEI of up to $330 million and Hawaii Electric Light’s and Maui Electric’s sales to Hawaiian Electric of up to $15 million and $45 million, respectively), and the purchase of the Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric in 2016. In June 2016, the PUC issued a D&O approving the issue and sale of each utility’s common stock in 2016 up to the amounts requested in the application.

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
As of August 3, 2016, the Fitch, Moody’s and S&P ratings of Hawaiian Electric were as follows:

	Fitch	Moody’s	S&P
Long-term issuer default, issuer and corporate credit, respectively	BBB+	Baa2	BBB-
Commercial paper	F2	P-2	A-3
Senior unsecured debt/special purpose revenue bonds	A-	Baa2	BBB-
Hawaiian Electric-obligated preferred securities of trust subsidiary	*	Baa3	BB
Cumulative preferred stock (selected series)	*	Ba1	*
Subordinated debt	BBB	*	*
Outlook	Stable	Stable	Stable
*    Not rated.
The above ratings reflect only the view, at the time the ratings are issued or affirmed, of the applicable rating agency, from whom an explanation of the significance of such ratings may be obtained. Such ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating.
On July 19, 2016, S&P affirmed Hawaiian Electric’s ‘BBB-’ long-term issuer credit and other ratings, and removed the ratings from CreditWatch with positive implications. The outlook is stable. S&P stated that “the rating actions reflect the termination of the company’s [HEI’s] planned merger with NextEra, which would have led to higher ratings for HEI.”
On July 20, 2016, Fitch affirmed Hawaiian Electric’s long-term issuer default rating at ‘BBB+’ with a stable outlook. Fitch stated that “the rating affirmation reflects Fitch’s view that the political and regulatory framework in Hawaii, while adverse to the proposed merger with NextEra, will remain ultimately supportive of HECO’s [Hawaiian Electric’s] credit profile as the utility faces rising penetration of distributed generation and a capital intensive fleet modernization plan.”
On August 3, 2016, Moody’s downgraded Hawaiian Electric’s senior unsecured debt rating from Baa1 to Baa2 and downgraded other ratings. Hawaiian Electric’s outlook is stable. A Moody’s VP-Senior Credit Officer stated, “[t]he ratings downgrade is prompted by our concern that HECO [Hawaiian Electric] will continue to face significant challenges in transforming its generation base to 100% renewable sources in an unpredictable and highly political regulatory environment. We believe that the regulatory environment could become contentious as this transformation is executed despite recently falling customer bills, driven by lower fuel oil prices, and the company’s decision to moderate its still significant capital expenditure program.”
   Cash flows from operating activities generally relate to the amount and timing of cash received from customers and payments made to third parties. Using the indirect method of determining cash flows from operating activities, noncash expense items such as depreciation and amortization, as well as changes in certain assets and liabilities, are added to (or deducted from) net income. In 2016, net cash provided by operating activities increased by $66 million. For the first six months of 2016, noncash depreciation and amortization amounted to $97 million due to an increase in plant and equipment and deferred income taxes increased $32 million. Further, net cash provided by operating activities included a net decrease of $13 million in accounts receivable and accrued unbilled revenues due largely to the decrease in customer bills as a result of lower fuel oil prices included in rates, and a $23 million increase in accounts payable due to the decrease in the fuel oil prices and timing of vendor payments.
For the first six months of 2016, net cash used in investing activities increased $1 million compared to the prior year. Further in 2016, capital expenditures amounted to $197 million, offset by contributions in aid of construction of $17 million.
Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. For the first six months in 2016, cash flows from financing activities changed by a negative $53 million compared to the prior year. For the first six months of 2016, cash flows from financing activities consisted of $48 million of common and preferred stock dividend payments offset by the proceeds received from short-term borrowings of $37 million.

Bank

	Three months ended June 30		Increase
(in millions)	2016	2015	(decrease)	Primary reason(s)
Interest income	$54	$49	$5
The increase in interest income was the result of higher average earning asset balances and an increase in yields on earning assets. ASB’s average loan portfolio balance for the three months ended June 30, 2016 increased by $256 million compared to the same period in 2015 as average commercial real estate, home equity lines of credit, consumer and residential balances increased by $225 million, $34 million, $24 million and $21 million, respectively. The growth in these loan portfolios was reflective of ASB’s portfolio mix target and loan growth strategy. The yield on earning assets increased by 9 basis points as the adjustable rate loans repriced upward with the increase in the prime rate at end of 2015, which resulted in an increase in loan portfolio yields of 9 basis points. The average investment securities portfolio balance increased by $257 million due to the purchase of investments with excess liquidity. The average FHLB stock balance decreased by $28 million as FHLB stock in excess of the required holdings was repurchased by the FHLB.

Noninterest income	17	17	—
Noninterest income was flat for the three months ended June 30, 2016 compared to noninterest income for the three months ended June 30, 2015. A decrease in mortgage banking income of $0.5 million as result of a decrease in residential mortgage loan sales volume in second quarter of 2016 compared to the same period in 2015 was offset by gains on the sale of investment securities of $0.6 million.

Revenues	71	66	5
Interest expense	3	3	—
Interest expense was relatively flat as growth in the deposit liabilities was primarily in low rate core deposits, which had a minimal impact to interest expense. Average deposit balances for the three months ended June 30, 2016 increased by $414 million compared to the same period in 2015 due to an increase in core deposits and term certificates of $333 million and $81 million, respectively. Other borrowings decreased by $29 million primarily due to a decrease in repurchase agreements. The interest-bearing liability rate increased by 2 basis points.

Provision for loan losses	5	2	3
The provision for loan losses increased by $2.9 million primarily due to increased reserves for growth in the loan portfolio and additional loan loss reserves for commercial loans due to downgrades of specific commercial credits. The provision for loan losses for the quarter ended June 30, 2015 included the reversal of the Pahoa lava loss reserves. Credit quality and trends continued to be stable and good, reflecting prudent credit risk management and a strong Hawaii economy. Delinquency rates have decreased from 0.55% at June 30, 2015 to 0.49% at June 30, 2016. The net charge-off ratio for the three months ended June 30, 2016 was 0.15% compared to a net charge-off ratio of 0.11% for the same period in 2015. The increase in net charge-offs were due to an increase in consumer loan portfolio charge-offs as a result of ASB’s strategic expansion of its unsecured consumer loan product offering with risk-based pricing and a loan charge-off related to one commercial borrower.

Noninterest expense	43	41	2
The increase in noninterest expense for the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to the costs related to the replacement and upgrade of the electronic banking platform.

Expenses	51	46	5
Operating income	20	20	—	Higher net interest income and noninterest income was offset by higher provision loan losses and higher noninterest expense.
Net income	13	13	—

	Six months ended June 30		Increase
(in millions)	2016	2015	(decrease)	Primary reason(s)
Interest income	$108	$98	$10
The increase in interest income was the result of higher average earning asset balances and an increase in yields on earning assets. ASB’s average loan portfolio balance for the six months ended June 30, 2016 increased by $222 million compared to the same period in 2015 as average commercial real estate, home equity lines of credit, residential and consumer balances increased by $200 million, $31 million, $19 million and $16 million, respectively. The growth in these loan portfolios was reflective of ASB’s portfolio mix target and loan growth strategy. The yield on earning assets increased by 9 basis points as the adjustable rate loans repriced upward with the increase in the prime rate at end of 2015, which resulted in an increase in loan portfolio yields of 9 basis points. The average investment securities portfolio balance increased by $281 million due to the purchase of investments with excess liquidity. The average FHLB stock balance decreased by $43 million as FHLB stock in excess of the required holdings was repurchased by the FHLB.

Noninterest income	32	32	—
Noninterest income was flat for the six months ended June 30, 2016 compared to noninterest income for the six months ended June 30, 2015 primarily due to lower mortgage banking income of $1.1 million as result of a decrease in residential mortgage loan sales volume for the first half of 2016 compared to the same period in 2015 was offset by gains on sale of investment securities of $0.6 million and higher fee income on financial products in 2016.

Revenues	140	130	10
Interest expense	6	5	1
Interest expense increased slightly due to growth in the deposit liabilities. Average deposit balances for the six months ended June 30, 2016 increased by $388 million compared to the same period in 2015 due to an increase in core deposits and term certificates of $315 million and $73 million, respectively. Other borrowings decreased by $9 million primarily due to a decrease in repurchase agreements. The interest-bearing liability rate increased by 2 basis points.

Provision for loan losses	10	3	7
The provision for loan losses increased by $7.1 million primarily due to increased reserves for growth in the loan portfolio, additional loan loss reserves for the consumer loan portfolio and loan loss reserves for commercial loans due to downgrades of specific commercial credits. The provision for loan losses for the six months ended June 30, 2015 included the reversal of the Pahoa lava reserves. Credit quality and trends continued to be stable and good, reflecting prudent credit risk management and a strong Hawaii economy. Delinquency rates have decreased from 0.55% at June 30, 2015 to 0.49% at June 30, 2016. The net charge-off ratio for the six months ended June 30, 2016 was 0.18% compared to a net charge-off ratio of 0.08% for the same period in 2015. The increase in net charge-offs were due to an increase in consumer loan portfolio charge-offs as a result of ASB’s strategic expansion of its unsecured consumer loan product offering with risk-based pricing and loan charge-offs related to two commercial borrowers.

Noninterest expense	84	82	2	The increase in noninterest expense for the six months ended June 30, 2016 was primarily due to the costs related to the replacement and upgrade of the electronic banking platform.
Expenses	100	90	10
Operating income	40	40	—	Higher net interest income was offset by higher provision loan losses, lower noninterest income and higher noninterest expense.
Net income	26	26	—

                       See Note 5 of the Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
                       Despite the revenue pressures across the banking industry, management expects ASB’s low-cost funding base and lower-risk profile to continue to deliver strong performance compared to industry peers.

                       ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended June 30		Six months ended June 30
(percent)	2016	2015	2016	2015
Return on average assets	0.86	0.89	0.85	0.93
Return on average equity	9.22	9.38	9.06	9.67
Net interest margin	3.58	3.52	3.60	3.52
Average balance sheet and net interest margin.  The following tables provides a summary of average balances including major categories of interest, earning assets and interest-bearing liabilities:

Three months ended June 30	2016			2015
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$64,821	$81	0.49	$158,368	$100	0.25
FHLB Stock	11,284	44	1.58	39,379	27	0.27
Available-for-sale investment securities	894,684	4,318	1.93	637,893	3,179	1.99
Loans
Residential 1-4 family	2,075,255	22,201	4.28	2,053,803	22,560	4.39
Commercial real estate	867,266	8,716	4.01	641,927	6,499	4.05
Home equity line of credit	856,960	6,989	3.28	822,862	6,523	3.18
Residential land	18,758	285	6.08	17,767	288	6.50
Commercial	762,247	7,595	3.99	812,929	7,403	3.64
Consumer	142,955	3,904	10.98	118,652	2,762	9.34
Total loans [1,2]	4,723,441	49,690	4.21	4,467,940	46,035	4.12
Total interest-earning assets [1]	5,694,230	54,133	3.81	5,303,580	49,341	3.72
Allowance for loan losses	(52,749)			(46,221)
Non-interest-earning assets	503,617			490,081
Total assets	$6,145,098			$5,747,440
Liabilities and shareholder’s equity:
Savings	$2,099,422	$343	0.07	$1,968,345	$309	0.06
Interest-bearing checking	834,821	42	0.02	778,653	34	0.02
Money market	165,433	52	0.13	163,036	50	0.12
Time certificates	520,151	1,254	0.97	439,248	873	0.80
Total interest-bearing deposits	3,619,827	1,691	0.19	3,349,282	1,266	0.15
Advances from Federal Home Loan Bank	101,648	785	3.06	100,000	784	3.10
Securities sold under agreements to repurchase	179,559	682	1.51	209,998	703	1.33
Total interest-bearing liabilities	3,901,034	3,158	0.32	3,659,280	2,753	0.30
Non-interest bearing liabilities:
Deposits	1,568,725			1,424,883
Other	98,678			115,448
Shareholder’s equity	576,661			547,829
Total liabilities and shareholder’s equity	$6,145,098			$5,747,440
Net interest income		$50,975			$46,588
Net interest margin (%) [3]			3.58			3.52

Six months ended June 30	2016			2015
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$72,070	$180	0.49	$144,408	$181	0.25
FHLB Stock	11,031	88	1.61	53,922	45	0.17
Available-for-sale investment securities	874,542	9,192	2.10	593,754	6,131	2.07
Loans
Residential 1-4 family	2,075,890	44,521	4.29	2,057,125	45,221	4.40
Commercial real estate	837,837	16,880	4.02	638,110	12,561	3.95
Home equity line of credit	854,145	13,854	3.26	822,687	12,999	3.19
Residential land	18,482	561	6.07	17,078	562	6.59
Commercial	755,510	14,967	3.96	801,194	14,471	3.63
Consumer	135,572	7,344	10.89	119,622	5,419	9.13
Total loans [1,2]	4,677,436	98,127	4.20	4,455,816	91,233	4.11
Total interest-earning assets [1]	5,635,079	107,587	3.82	5,247,900	97,590	3.73
Allowance for loan losses	(51,599)			(46,076)
Non-interest-earning assets	500,412			488,666
Total assets	$6,083,892			$5,690,490
Liabilities and shareholder’s equity:
Savings	$2,073,790	$676	0.07	$1,955,974	$609	0.06
Interest-bearing checking	828,345	84	0.02	771,950	67	0.02
Money market	166,338	105	0.13	163,384	100	0.12
Time certificates	509,884	2,418	0.95	436,513	1,750	0.81
Total interest-bearing deposits	3,578,357	3,283	0.18	3,327,821	2,526	0.15
Advances from Federal Home Loan Bank	101,854	1,571	3.05	100,000	1,559	3.10
Securities sold under agreements to repurchase	193,296	1,381	1.42	204,499	1,394	1.36
Total interest-bearing liabilities	3,873,507	6,235	0.32	3,632,320	5,479	0.30
Non-interest bearing liabilities:
Deposits	1,537,660			1,399,737
Other	99,427			113,905
Shareholder’s equity	573,298			544,528
Total liabilities and shareholder’s equity	$6,083,892			$5,690,490
Net interest income		$101,352			$92,111
Net interest margin (%) [3]			3.60			3.52

[1]	Includes loans held for sale, at lower of cost or fair value.

[2]
Includes loan fees of $0.7 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively, and $1.5 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

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

                       Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. The composition of ASB’s loans receivable was as follows:

	June 30, 2016		December 31, 2015
(dollars in thousands)	Balance	% of total	Balance	% of total
Real estate:
Residential 1-4 family	$2,064,343	43.4	$2,069,665	44.8
Commercial real estate	740,322	15.6	690,561	14.9
Home equity line of credit	860,522	18.1	846,294	18.3
Residential land	18,447	0.4	18,229	0.4
Commercial construction	134,642	2.8	100,796	2.2
Residential construction	16,004	0.3	14,089	0.3
Total real estate, net	3,834,280	80.6	3,739,634	80.9
Commercial	772,565	16.2	758,659	16.4
Consumer	153,212	3.2	123,775	2.7
	4,760,057	100.0	4,622,068	100.0
Less: Deferred fees and discounts	(5,103)		(6,249)
Allowance for loan losses	(55,331)		(50,038)
Total loans, net	$4,699,623		$4,565,781
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
.

	June 30, 2016	December 31, 2015
Outstanding balance (in thousands)	$860,522	$846,294
Percent of portfolio in first lien position	43.7%	42.9%
Net charge-off (recovery) ratio	(0.01)%	0.02%
Delinquency ratio	0.22%	0.25%

			End of draw period – interest only			Current
June 30, 2016	Total	Interest only	2016-2017	2018-2020	Thereafter	amortizing
Outstanding balance (in thousands)	$860,522	$660,359	$10,048	$138,790	$511,521	$200,163
% of total	100%	77%	1%	16%	60%	23%

                       As of June 30, 2016, the HELOC portfolio comprised 18% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable rate term loan with a 20-year amortization period. This product type comprises 97% of the total HELOC portfolio and is the current product offering. Within this product type, borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed rate loan with level principal and interest payments. As of June 30, 2016, approximately 20% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option.
Loan portfolio risk elements.  See Note 5 of the Consolidated Financial Statements.

Available-for-sale investment securities.  ASB’s investment portfolio was comprised as follows:

	June 30, 2016		December 31, 2015
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$198,159	22%	$212,959	26%
Mortgage-related securities — FNMA, FHLMC and GNMA	695,862	78	607,689	74
Total available-for-sale investment securities	$894,021	100%	$820,648	100%
Principal and interest on mortgage-related securities issued by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) are guaranteed by the issuer and, in the case of GNMA, backed by the full faith and credit of the U.S. government.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Des Moines and securities sold under agreements to repurchase continue to be additional sources of funds. As of June 30, 2016, ASB’s interest-bearing liabilities consisted of 95% deposits and 5% other borrowings compared to 94% deposits and 6% other borrowings as of December 31, 2015. The weighted average cost of deposits for the first six months of 2016 and 2015 was 0.13% and 0.11%, respectively.
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
As of June 30, 2016, ASB had an unrealized gain, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $8.1 million compared to an unrealized loss, net of taxes, of $1.9 million at December 31, 2015. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first six months of 2016, ASB recorded a provision for loan losses of $9.5 million primarily due to increased loss reserves for growth in the loan portfolio, additional loan loss reserves for the consumer loan portfolio and loan loss reserves for commercial loans due to downgrades of specific commercial credits. During the first six months of 2015, ASB recorded a provision for loan losses of $2.4 million primarily due to loan loss reserves for the commercial real estate and commercial loan portfolios due to downgrades of specific credits, partly offset by the reversal of the Pahoa lava reserves and commercial loan payoffs. Financial stress on ASB’s customers may result in higher levels of delinquencies and losses.

	Six months ended June 30		Year ended December 31,
(in thousands)	2016	2015	2015
Allowance for loan losses, January 1	$50,038	$45,618	$45,618
Provision for loan losses	9,519	2,439	6,275
Less: net charge-offs	4,226	1,692	1,855
Allowance for loan losses, end of period	$55,331	$46,365	$50,038
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.18%	0.08%	0.04%
We maintain a reserve for credit losses that consists of two components, the allowance for loan losses and a reserve for unfunded loan commitments (unfunded reserve). The level of the unfunded reserve is adjusted by recording an expense or recovery in other noninterest expense. As of June 30, 2016 and December 31, 2015, the reserve for unfunded loan commitments was $1.8 million and $1.7 million, respectively.
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
The final rule was effective January 1, 2015 for ASB. As of June 30, 2016, ASB met the new capital requirements with a Common equity Tier-1 ratio of 11.9%, a Tier-1 capital ratio of 11.9%, a Total capital ratio of 13.2% and a Tier-1 leverage ratio of 8.7%.
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

FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	June 30, 2016	December 31, 2015	% change
Total assets	$6,188	$6,015	3
Available-for-sale investment securities	894	821	9
Loans receivable held for investment, net	4,700	4,566	3
Deposit liabilities	5,232	5,025	4
Other bank borrowings	273	329	(17)
As of June 30, 2016, ASB was one of Hawaii’s largest financial institutions based on assets of $6.2 billion and deposits of $5.2 billion.
As of June 30, 2016, ASB’s unused FHLB borrowing capacity was approximately $1.7 billion. As of June 30, 2016, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.9 billion. Commitments to lend to borrowers whose loan terms have been modified in troubled debt restructurings totaled $2.7 million at June 30, 2016. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the six months ended June 30, 2016, net cash provided by ASB’s operating activities was $25 million. Net cash used during the same period by ASB’s investing activities was $205 million, primarily due to purchases of investment securities of $177 million, a net increase in loans receivable of $156 million and additions to premises and equipment of $6 million, partly offset by repayments and calls of investment securities of $103 million, proceeds from the sale of investments securities of $16 million and proceeds from the sale of loans of commercial loans of $14 million. Net cash provided by financing activities during this period was $134 million, primarily due to increases in deposit liabilities of $207 million, partly offset by a net decrease in retail repurchase agreements of $27 million, maturities of securities sold under agreements to repurchase of $29 million and $18 million in common stock dividends to HEI (through ASB Hawaii).
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of June 30, 2016, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a Common equity Tier-1 ratio of 11.9% (6.5%), a Tier-1 capital ratio of 11.9% (8.0%), a Total capital ratio of 13.2% (10.0%) and a Tier-1 leverage ratio of 8.7% (5.0%). As of December 31, 2015, ASB was well-capitalized with a Common equity Tier-1 ratio of 12.1%, Tier-1 capital ratio of 12.1%, a Total capital ratio of 13.3% and a Tier-1 leverage ratio of 8.8%. FRB approval is required before ASB can pay a dividend or otherwise make a capital distribution to HEI (through ASB Hawaii).
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
ASB’s interest-rate risk sensitivity measures as of June 30, 2016 and December 31, 2015 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
+300	2.1%	1.6%	(6.6)%	(9.3)%
+200	0.8	0.6	(2.6)	(5.3)
+100	—	(0.1)	0.1	(1.9)
-100	(0.2)	(0.5)	(5.1)	(1.2)
Management believes that ASB’s interest rate risk position as of June 30, 2016 represents a reasonable level of risk. The NII profile under the rising interest rate scenarios was more asset sensitive for all rate increases as of June 30, 2016 compared to December 31, 2015. The repricing assumption of certain core deposits was updated and resulted in slower repricing of those deposit balances in the twelve-month simulation period. This shift to less rate sensitive deposits increased ASB’s asset sensitivity.
ASB’s base EVE decreased to $948 million as of June 30, 2016 compared to $974 million as of December 31, 2015 due to the decrease in the yield curve which increased the market value of core deposits.
The change in EVE to rising rates became less sensitive as of June 30, 2016 compared to December 31, 2015 as the duration of assets shortened while the duration of liabilities lengthened. The downward shift in the yield curve led to faster prepayment expectations and shortened the durations of the fixed rate mortgage and investment portfolios. On the liability side of the balance sheet, core deposits grew by $126 million with the mix shifting to longer duration products. Additionally, the repricing assumption of certain core deposits was updated, resulting in longer duration deposit liabilities.
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
As of June 30, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2016, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of June 30, 2016, an evaluation was performed under the supervision and with the participation of Hawaiian Electric’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Hawaiian Electric’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the

Exchange Act. Management, including Hawaiian Electric’s Chief Executive Officer and Chief Financial Officer, concluded that Hawaiian Electric’s disclosure controls and procedures were effective, as of June 30, 2016, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.
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
Item 1A. Risk Factors
For information about Risk Factors, see pages 25 to 35 of HEI’s and Hawaiian Electric’s 2015 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and the Consolidated Financial Statements herein. Also, see “Forward-Looking Statements” on pages iv and v herein. After the termination of the Merger Agreement, certain of the “Risk Factors Relating to the Merger” described on pages 25 and 26 of the Form 10-K may no longer be relevant. Also, there are risks that the termination of the Merger with NEE and the associated loss of NEE’s resources, expertise and support (e.g., financial and technological), could have negative impacts, including potentially higher costs and longer lead times to increase levels of renewable energy and to complete projects like ERP/ERM and smart grids, and a higher cost of capital.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of HEI common shares were made during the second quarter to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	(a) Total Number of Shares Purchased **	(b) Average Price Paid per Share **	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2016	—	NA	—	NA
May 1 to 31, 2016	—	NA	—	NA
June 1 to 30, 2016	22,500	33.43	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
** The purchases were made to satisfy the requirements of the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the HEIRSP and the ASB 401(k) Plan. Of the shares listed in column (a), 19,400 of the 22,500 shares were purchased for the HEIRSP and 3,100 of the 22,500 shares were purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 5. Other Information
A.            Ratio of earnings to fixed charges.

	Six months ended June 30		Years ended December 31
	2016	2015	2015	2014	2013	2012	2011
HEI and Subsidiaries
Excluding interest on ASB deposits	3.64	3.31	3.68	3.80	3.55	3.30	3.24
Including interest on ASB deposits	3.46	3.19	3.54	3.65	3.42	3.15	3.04
Hawaiian Electric and Subsidiaries	3.76	3.65	3.97	4.04	3.72	3.37	3.52

See HEI Exhibit 12.1 and Hawaiian Electric Exhibit 12.2.
B. On August 2, 2016, Chester A. Richardson (68), Executive Vice President, General Counsel, Secretary and Chief Administrative Officer of HEI, notified the company of his retirement from his position effective as of October 17, 2016.
Item 6. Exhibits

HEI Exhibit 12.1
Hawaiian Electric Industries, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, six months ended June 30, 2016 and 2015 and years ended December 31, 2015, 2014, 2013, 2012 and 2011

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of James A. Ajello (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document

HEI Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Hawaiian Electric Exhibit 12.2	Hawaiian Electric Company, Inc. and Subsidiaries Computation of ratio of earnings to fixed charges, six months ended June 30, 2016 and 2015 and years ended December 31, 2015, 2014, 2013, 2012 and 2011

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Alan M. Oshima (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Alan M. Oshima
	Constance H. Lau		Alan M. Oshima
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ James A. Ajello	By	/s/ Tayne S. Y. Sekimura
	James A. Ajello		Tayne S. Y. Sekimura
	Executive Vice President and		Senior Vice President
	Chief Financial Officer		and Chief Financial Officer
	(Principal Financial and Accounting		(Principal Financial Officer of Hawaiian Electric)
Officer of HEI)

Date: August 4, 2016		Date: August 4, 2016