Form 10-Q/A
period 2016-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2016-09-26
CIK 354707, 46207

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

EXPLANATORY NOTE

Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc. (the “Companies”) are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend the Companies’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (the “Quarterly Report”), as originally filed with the Securities and Exchange Commission (the “Commission”) on May 4, 2016 (the “Original Filing Date”). This Amendment No. 1 is being filed in response to communications with the Commission in connection with a request for confidential treatment with respect to certain portions of Hawaiian Electric’s (i) Exhibit 10.1, (ii) Exhibit 10.2, and (iii) Exhibit 10.3 (the “Exhibits”) originally filed with the Quarterly Report. The sole purpose of this Amendment No. 1 is to file revised redacted versions of the Exhibits, which supersede in their entirety the Exhibits as originally filed with the Quarterly Report.
Except for the revised Exhibits, this Amendment No. 1 does not amend any other information set forth in the Quarterly Report. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Quarterly Report. Additionally, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, new certifications of the Companies’ principal executive officer and principal financial officer are also attached as exhibits hereto.
The following exhibits are filed as a part of this report:
PART II - OTHER INFORMATION

Item 6. Exhibits

Hawaiian Electric Exhibit 10.1
Inter-island Supply Contract for Petroleum Fuels by and between Chevron U.S.A. Inc.
and Hawaiian Electric, Hawaii Electric Light and Maui Electric dated February 18, 2016 (confidential treatment has been requested for portions of this exhibit)

Hawaiian Electric Exhibit 10.2	Supply Contract for LSFO, Diesel and MATS Fuel by and between Hawaiian Electric and Chevron U.S.A. Inc. dated February 18, 2016 (confidential treatment has been requested for portions of this exhibit)

Hawaiian Electric Exhibit 10.3	Fuels Terminalling Agreement by and between Chevron U.S.A. Inc. and Hawaii Electric Light dated February 18, 2016 (confidential treatment has been requested for portions of this exhibit)

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of James A. Ajello (HEI Chief Financial Officer)

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Alan M. Oshima (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350*

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350**
______________________
* Previously filed on May 4, 2016 with HEI’s Quarterly Report.
** Previously filed on May 4, 2016 with Hawaiian Electric’s Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Alan M. Oshima
	Constance H. Lau		Alan M. Oshima
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ James A. Ajello	By	/s/ Tayne S. Y. Sekimura
	James A. Ajello		Tayne S. Y. Sekimura
	Executive Vice President and		Senior Vice President
	Chief Financial Officer		and Chief Financial Officer
	(Principal Financial and Accounting		(Principal Financial Officer of Hawaiian Electric)
Officer of HEI)

Date: September 26, 2016		Date: September 26, 2016

3