Form 10-Q
period 2016-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2016-11-04
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

Hawaiian Electric Industries, Inc.	Large accelerated filer ☒	Hawaiian Electric Company, Inc.	Large accelerated filer ☐
	Accelerated filer ☐		Accelerated filer ☐
	Non-accelerated filer ☐		Non-accelerated filer ☒
	(Do not check if a smaller reporting company)		(Do not check if a smaller reporting company)
	Smaller reporting company ☐		Smaller reporting company ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding October 28, 2016
Hawaiian Electric Industries, Inc. (Without Par Value)	108,524,493 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	15,805,327 Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2016

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
1		Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2016 and 2015
2		Consolidated Statements of Comprehensive Income (unaudited) - three and nine months ended September 30, 2016 and 2015
3		Consolidated Balance Sheets (unaudited) - September 30, 2016 and December 31, 2015
4		Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - nine months ended September 30, 2016 and 2015
5		Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2016 and 2015
Hawaiian Electric Company, Inc. and Subsidiaries
6		Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2016 and 2015
7		Consolidated Statements of Comprehensive Income (unaudited) - three and nine months ended September 30, 2016 and 2015
8		Consolidated Balance Sheets (unaudited) - September 30, 2016 and December 31, 2015
9		Consolidated Statements of Changes in Common Stock Equity (unaudited) - nine months ended September 30, 2016 and 2015
10		Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2016 and 2015
11		Notes to Consolidated Financial Statements (unaudited)
65	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
65		HEI consolidated
70		Electric Utilities
82		Bank
91	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
91	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
92	Item 1.	Legal Proceedings
92	Item 1A.	Risk Factors
93	Item 5.	Other Information
93	Item 6.	Exhibits
94	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2016
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
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

Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made. Except to the extent required by the federal securities laws, HEI, Hawaiian Electric, ASB and their subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether written or oral and whether as a result of new information, future events or otherwise.

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands, except per share amounts)	2016	2015	2016	2015
Revenues
Electric utility	$572,253	$648,127	$1,549,700	$1,779,732
Bank	73,708	69,091	213,297	199,222
Other	94	(42)	262	(4)
Total revenues	646,055	717,176	1,763,259	1,978,950
Expenses
Electric utility	482,441	565,470	1,333,876	1,573,278
Bank	50,981	48,289	150,752	138,063
Other	7,191	6,322	18,883	28,278
Total expenses	540,613	620,081	1,503,511	1,739,619
Operating income (loss)
Electric utility	89,812	82,657	215,824	206,454
Bank	22,727	20,802	62,545	61,159
Other	(7,097)	(6,364)	(18,621)	(28,282)
Total operating income	105,442	97,095	259,748	239,331
Merger termination fee	90,000	—	90,000	—
Interest expense, net—other than on deposit liabilities and other bank borrowings	(19,365)	(19,229)	(56,792)	(57,235)
Allowance for borrowed funds used during construction	854	737	2,276	1,918
Allowance for equity funds used during construction	2,274	2,057	6,010	5,366
Income before income taxes	179,205	80,660	301,242	189,380
Income taxes	51,592	29,516	96,203	70,406
Net income	127,613	51,144	205,039	118,974
Preferred stock dividends of subsidiaries	471	471	1,417	1,417
Net income for common stock	$127,142	$50,673	$203,622	$117,557
Basic earnings per common share	$1.17	$0.47	$1.89	$1.11
Diluted earnings per common share	$1.17	$0.47	$1.88	$1.11
Dividends per common share	$0.31	$0.31	$0.93	$0.93
Weighted-average number of common shares outstanding	108,268	107,457	107,951	106,067
Net effect of potentially dilutive shares	204	281	220	280
Adjusted weighted-average shares	108,472	107,738	108,171	106,347

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2016	2015	2016	2015
Net income for common stock	$127,142	$50,673	$203,622	$117,557
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of (taxes) benefits of $1,417, $(2,543), $(5,413) and $(2,382) for the respective periods	(2,147)	3,851	8,197	3,608
Less: reclassification adjustment for net realized gains included in net income, net of taxes of nil, nil, $238 and nil for the respective periods	—	—	(360)	—
Derivatives qualified as cash flow hedges:
Effective portion of foreign currency hedge net unrealized gains, net of taxes of $205, nil, $368 and nil for the respective periods	321	—	578	—
Less: reclassification adjustment to net income, net of (taxes) benefits of $(110), $37, $(75) and $112 for the respective periods	(173)	59	(119)	177
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $2,324, $3,583, $6,943 and $10,760 for the respective periods	3,641	5,611	10,877	16,850
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $2,109, $3,243, $6,327 and $9,729 for the respective periods	(3,311)	(5,091)	(9,934)	(15,274)
Other comprehensive income (loss), net of taxes	(1,669)	4,430	9,239	5,361
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$125,473	$55,103	$212,861	$122,918

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands)	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$284,355	$300,478
Accounts receivable and unbilled revenues, net	250,076	242,766
Available-for-sale investment securities, at fair value	996,984	820,648
Stock in Federal Home Loan Bank, at cost	11,218	10,678
Loans receivable held for investment, net	4,675,901	4,565,781
Loans held for sale, at lower of cost or fair value	26,743	4,631
Property, plant and equipment, net of accumulated depreciation of $2,416,937 and $2,339,319 at the respective dates	4,532,556	4,377,658
Regulatory assets	879,775	896,731
Other	459,187	480,457
Goodwill	82,190	82,190
Total assets	$12,198,985	$11,782,018
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$134,176	$138,523
Interest and dividends payable	27,115	26,042
Deposit liabilities	5,380,721	5,025,254
Short-term borrowings—other than bank	—	103,063
Other bank borrowings	265,388	328,582
Long-term debt, net—other than bank	1,579,065	1,578,368
Deferred income taxes	721,470	680,877
Regulatory liabilities	400,479	371,543
Contributions in aid of construction	525,491	506,087
Defined benefit pension and other postretirement benefit plans liability	572,933	589,918
Other	489,466	471,828
Total liabilities	10,096,304	9,820,085
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 108,503,210 shares and 107,460,406 shares at the respective dates	1,657,421	1,629,136
Retained earnings	427,990	324,766
Accumulated other comprehensive loss, net of tax benefits	(17,023)	(26,262)
Total shareholders’ equity	2,068,388	1,927,640
Total liabilities and shareholders’ equity	$12,198,985	$11,782,018

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands, except per share amounts)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2015	107,460	$1,629,136	$324,766	$(26,262)	$1,927,640
Net income for common stock	—	—	203,622	—	203,622
Other comprehensive income, net of taxes	—	—	—	9,239	9,239
Issuance of common stock, net	1,043	28,285	—	—	28,285
Common stock dividends ($0.93 per share)	—	—	(100,398)	—	(100,398)
Balance, September 30, 2016	108,503	$1,657,421	$427,990	$(17,023)	$2,068,388
Balance, December 31, 2014	102,565	$1,521,297	$296,654	$(27,378)	$1,790,573
Net income for common stock	—	—	117,557	—	117,557
Other comprehensive income, net of taxes	—	—	—	5,361	5,361
Issuance of common stock, net	4,894	105,962	—	—	105,962
Common stock dividends ($0.93 per share)	—	—	(98,452)	—	(98,452)
Balance, September 30, 2015	107,459	$1,627,259	$315,759	$(22,017)	$1,921,001

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Nine months ended September 30	2016	2015
(in thousands)
Cash flows from operating activities
Net income	$205,039	$118,974
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	145,684	137,721
Other amortization	7,368	7,252
Provision for loan losses	15,266	5,436
Loans receivable originated and purchased, held for sale	(172,657)	(226,081)
Proceeds from sale of loans receivable, held for sale	168,490	231,509
Deferred income taxes	30,667	2,723
Share-based compensation expense	3,581	4,780
Excess tax benefits from share-based payment arrangements	(398)	(1,012)
Allowance for equity funds used during construction	(6,010)	(5,366)
Impairment of utility assets	—	4,828
Other	3,234	3,921
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	(12,104)	8,248
Decrease in fuel oil stock	6,736	35,942
Increase in regulatory assets	(2,251)	(23,458)
Increase (decrease) in accounts, interest and dividends payable	3,399	(34,171)
Change in prepaid and accrued income taxes and utility revenue taxes	52,558	(8,458)
Increase in defined benefit pension and other postretirement benefit plans liability	150	418
Change in other assets and liabilities	(39,850)	(41,954)
Net cash provided by operating activities	408,902	221,252
Cash flows from investing activities
Available-for-sale investment securities purchased	(354,165)	(326,965)
Principal repayments on available-for-sale investment securities	172,829	96,053
Proceeds from sale of available-for-sale investment securities	16,423	—
Purchase of stock from Federal Home Loan Bank	(2,773)	(1,600)
Redemption of stock from Federal Home Loan Bank	2,233	60,223
Net increase in loans held for investment	(175,303)	(101,771)
Proceeds from sale of commercial loans	37,946	—
Proceeds from sale of real estate acquired in settlement of loans	829	1,258
Proceeds from sale of real estate held-for-sale	1,764	7,280
Capital expenditures	(259,207)	(276,186)
Contributions in aid of construction	23,568	34,627
Other	112	4,084
Net cash used in investing activities	(535,744)	(502,997)
Cash flows from financing activities
Net increase in deposit liabilities	355,467	202,539
Net increase (decrease) in short-term borrowings with original maturities of three months or less	(103,063)	53,020
Net increase (decrease) in retail repurchase agreements	(21,121)	67,934
Proceeds from other bank borrowings	55,835	50,000
Repayments of other bank borrowings	(97,902)	(40,000)
Proceeds from issuance of long-term debt	75,000	—
Repayment of long-term debt	(75,000)	—
Excess tax benefits from share-based payment arrangements	398	1,012
Net proceeds from issuance of common stock	10,901	104,437
Common stock dividends	(83,620)	(98,452)
Preferred stock dividends of subsidiaries	(1,417)	(1,417)
Other	(4,759)	(4,453)
Net cash provided by financing activities	110,719	334,620
Net increase (decrease) in cash and cash equivalents	(16,123)	52,875
Cash and cash equivalents, beginning of period	300,478	175,542
Cash and cash equivalents, end of period	$284,355	$228,417
The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2016	2015	2016	2015
Revenues	$572,253	$648,127	$1,549,700	$1,779,732
Expenses
Fuel oil	128,624	195,633	334,263	518,670
Purchased power	157,750	160,518	412,667	445,809
Other operation and maintenance	94,789	103,653	298,260	306,519
Depreciation	46,759	44,356	140,300	132,840
Taxes, other than income taxes	54,519	61,310	148,386	169,440
Total expenses	482,441	565,470	1,333,876	1,573,278
Operating income	89,812	82,657	215,824	206,454
Allowance for equity funds used during construction	2,274	2,057	6,010	5,366
Interest expense and other charges, net	(17,323)	(16,557)	(49,734)	(49,170)
Allowance for borrowed funds used during construction	854	737	2,276	1,918
Income before income taxes	75,617	68,894	174,376	164,568
Income taxes	28,145	25,390	64,682	60,351
Net income	47,472	43,504	109,694	104,217
Preferred stock dividends of subsidiaries	228	228	686	686
Net income attributable to Hawaiian Electric	47,244	43,276	109,008	103,531
Preferred stock dividends of Hawaiian Electric	270	270	810	810
Net income for common stock	$46,974	$43,006	$108,198	$102,721
The accompanying notes are an integral part of these consolidated financial statements.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2016	2015	2016	2015
Net income for common stock	$46,974	$43,006	$108,198	$102,721
Other comprehensive income (loss), net of taxes:
Derivatives qualified as cash flow hedges:
Effective portion of foreign currency hedge net unrealized gains, net of taxes of $205, nil, $368 and nil for the respective periods	321	—	578	—
Less: reclassification adjustment to net income, net of taxes of $110, nil, $110 and nil for the respective periods	(173)	—	(173)	—
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $2,110, $3,245, $6,331 and $9,735 for the respective periods	3,314	5,095	9,941	15,285
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $2,109, $3,243, $6,327 and $9,729 for the respective periods	(3,311)	(5,091)	(9,934)	(15,274)
Other comprehensive income (loss), net of taxes	151	4	412	11
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$47,125	$43,010	$108,610	$102,732
The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	September 30, 2016	December 31, 2015
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$53,175	$52,792
Plant and equipment	6,483,562	6,315,698
Less accumulated depreciation	(2,343,601)	(2,266,004)
Construction in progress	236,608	175,309
Utility property, plant and equipment, net	4,429,744	4,277,795
Nonutility property, plant and equipment, less accumulated depreciation of $1,231 and $1,229 at respective dates	7,374	7,272
Total property, plant and equipment, net	4,437,118	4,285,067
Current assets
Cash and cash equivalents	22,977	24,449
Customer accounts receivable, net	134,418	132,778
Accrued unbilled revenues, net	95,167	84,509
Other accounts receivable, net	4,629	10,408
Fuel oil stock, at average cost	64,480	71,216
Materials and supplies, at average cost	57,356	54,429
Prepayments and other	35,645	36,640
Regulatory assets	74,681	72,231
Total current assets	489,353	486,660
Other long-term assets
Regulatory assets	805,094	824,500
Unamortized debt expense	267	497
Other	68,994	75,486
Total other long-term assets	874,355	900,483
Total assets	$5,800,826	$5,672,210
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 15,805,327 shares)	$105,388	$105,388
Premium on capital stock	578,921	578,930
Retained earnings	1,081,081	1,043,082
Accumulated other comprehensive income, net of income taxes	1,337	925
Common stock equity	1,766,727	1,728,325
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,279,327	1,278,702
Total capitalization	3,080,347	3,041,320
Commitments and contingencies (Note 4)
Current liabilities
Short-term borrowings from affiliates	21,000	—
Accounts payable	107,497	114,846
Interest and preferred dividends payable	25,934	23,111
Taxes accrued	167,276	191,084
Regulatory liabilities	2,987	2,204
Other	56,753	54,079
Total current liabilities	381,447	385,324
Deferred credits and other liabilities
Deferred income taxes	714,559	654,806
Regulatory liabilities	397,492	369,339
Unamortized tax credits	87,794	84,214
Defined benefit pension and other postretirement benefit plans liability	535,912	552,974
Other	77,784	78,146
Total deferred credits and other liabilities	1,813,541	1,739,479
Contributions in aid of construction	525,491	506,087
Total capitalization and liabilities	$5,800,826	$5,672,210
 The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2015	15,805	$105,388	$578,930	$1,043,082	$925	$1,728,325
Net income for common stock	—	—	—	108,198	—	108,198
Other comprehensive income, net of taxes	—	—	—	—	412	412
Common stock dividends	—	—	—	(70,199)	—	(70,199)
Common stock issuance expenses	—	—	(9)	—	—	(9)
Balance, September 30, 2016	15,805	$105,388	$578,921	$1,081,081	$1,337	$1,766,727
Balance, December 31, 2014	15,805	$105,388	$578,938	$997,773	$45	$1,682,144
Net income for common stock	—	—	—	102,721	—	102,721
Other comprehensive income, net of taxes	—	—	—	—	11	11
Common stock dividends	—	—	—	(67,804)	—	(67,804)
Common stock issuance expenses	—	—	(8)	—	—	(8)
Balance, September 30, 2015	15,805	$105,388	$578,930	$1,032,690	$56	$1,717,064

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Nine months ended September 30	2016	2015
(in thousands)
Cash flows from operating activities
Net income	$109,694	$104,217
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	140,300	132,840
Other amortization	5,380	4,999
Deferred income taxes	55,648	58,211
Tax credits, net	5,256	4,247
Allowance for equity funds used during construction	(6,010)	(5,366)
Impairment of utility assets	—	4,828
Other	(2,022)	(326)
Changes in assets and liabilities
Increase in accounts receivable	(655)	(4,464)
Decrease (increase) in accrued unbilled revenues	(10,658)	13,796
Decrease in fuel oil stock	6,736	35,942
Increase in materials and supplies	(2,927)	(1,723)
Increase in regulatory assets	(2,251)	(23,458)
Decrease in accounts payable	(676)	(40,375)
Change in prepaid and accrued income taxes and revenue taxes	(9,595)	(61,635)
Increase in defined benefit pension and other postretirement benefit plans liability	360	331
Change in other assets and liabilities	(13,309)	(20,478)
Net cash provided by operating activities	275,271	201,586
Cash flows from investing activities
Capital expenditures	(250,704)	(265,521)
Contributions in aid of construction	23,568	34,627
Other	1,100	778
Net cash used in investing activities	(226,036)	(230,116)
Cash flows from financing activities
Common stock dividends	(70,199)	(67,804)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,496)	(1,496)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	21,000	94,995
Other	(12)	(223)
Net cash provided by (used in) financing activities	(50,707)	25,472
Net decrease in cash and cash equivalents	(1,472)	(3,058)
Cash and cash equivalents, beginning of period	24,449	13,762
Cash and cash equivalents, end of period	$22,977	$10,704
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
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of September 30, 2016 and December 31, 2015, the results of their operations for the three and nine months ended September 30, 2016 and 2015 and their cash flows for the nine months ended September 30, 2016 and 2015. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
2 · Termination of proposed merger and other matters
On December 3, 2014, HEI, NextEra Energy, Inc. (NEE) and two subsidiaries of NEE entered into an Agreement and Plan of Merger (the Merger Agreement), under which Hawaiian Electric was to become a subsidiary of NEE. The Merger Agreement contemplated that, prior to the Merger, HEI would distribute to its shareholders all of the common stock of ASB Hawaii, Inc. (ASB Hawaii), the parent company of ASB (such distribution referred to as the Spin-Off).
The closing of the Merger was subject to various conditions, including receipt of regulatory approval from the Hawaii Public Utilities Commission (PUC). In January 2015, NEE and Hawaiian Electric filed an application with the PUC requesting approval of the proposed Merger. On July 15, 2016, the PUC dismissed the application without prejudice.
On July 16, 2016, NEE terminated the Merger Agreement. Pursuant to the terms of the Merger Agreement, on July 19, 2016, NEE paid HEI a $90 million termination fee and $5 million for the reimbursement of expenses associated with the transaction. In the third quarter of 2016, the Company recognized $64 million of net income, comprised of the termination fee ($55 million), reimbursements of expenses from NEE and insurance ($3 million), and additional tax benefits on the previously non-tax-deductible merger- and spin-off-related expenses incurred through June 30, 2016 ($8 million), less merger- and spin-off-related expenses incurred in the third quarter of 2016 ($2 million) (all net of tax impacts). The Spin-Off of ASB Hawaii was cancelled as it was cross-conditioned on the merger consummation.
In May 2016, the Utilities filed an application for approval of an LNG supply and transport agreement and LNG-related capital equipment and two related applications, which applications were conditioned on the PUC’s approval of the proposed Merger. On July 21, 2016, the Utilities withdrew the three applications.
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
Since the December 3, 2014 announcement of the Merger Agreement with NEE, several purported class action complaints were filed by alleged stockholders of HEI against HEI, the individual directors of HEI, NEE and others. To date, all of these lawsuits (seven of which were consolidated) have been dismissed, either with or without prejudice.

3 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended September 30, 2016
Revenues from external customers	$572,208	$73,708	$139	$646,055
Intersegment revenues (eliminations)	45	—	(45)	—
Revenues	572,253	73,708	94	646,055
Income (loss) before income taxes	75,617	22,727	80,861	179,205
Income taxes (benefit)	28,145	7,623	15,824	51,592
Net income (loss)	47,472	15,104	65,037	127,613
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	46,974	15,104	65,064	127,142
Nine months ended September 30, 2016
Revenues from external customers	$1,549,602	$213,297	$360	$1,763,259
Intersegment revenues (eliminations)	98	—	(98)	—
Revenues	1,549,700	213,297	262	1,763,259
Income (loss) before income taxes	174,376	62,545	64,321	301,242
Income taxes (benefit)	64,682	21,483	10,038	96,203
Net income (loss)	109,694	41,062	54,283	205,039
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	108,198	41,062	54,362	203,622
Total assets (at September 30, 2016)	5,800,826	6,336,670	61,489	12,198,985
Three months ended September 30, 2015
Revenues from external customers	$648,121	$69,091	$(36)	$717,176
Intersegment revenues (eliminations)	6	—	(6)	—
Revenues	648,127	69,091	(42)	717,176
Income (loss) before income taxes	68,894	20,802	(9,036)	80,660
Income taxes (benefit)	25,390	7,351	(3,225)	29,516
Net income (loss)	43,504	13,451	(5,811)	51,144
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	43,006	13,451	(5,784)	50,673
Nine months ended September 30, 2015
Revenues from external customers	$1,779,708	$199,222	$20	$1,978,950
Intersegment revenues (eliminations)	24	—	(24)	—
Revenues	1,779,732	199,222	(4)	1,978,950
Income (loss) before income taxes	164,568	61,159	(36,347)	189,380
Income taxes (benefit)	60,351	21,382	(11,327)	70,406
Net income (loss)	104,217	39,777	(25,020)	118,974
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	102,721	39,777	(24,941)	117,557
Total assets (at December 31, 2015)*	5,672,210	6,014,755	95,053	11,782,018

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

4 · Electric utility segment

Revenue taxes. The Utilities’ revenues include amounts for the recovery of various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. However, the Utilities’ revenue tax payments to the taxing authorities in the period are based on the prior year’s billed revenues (in the case of public service company taxes and PUC fees) or on the current year’s cash collections from electric sales (in the case of franchise taxes). The Utilities included in the third quarters of 2016 and 2015 and nine months ended September 30, 2016 and 2015 approximately $51 million, $58 million, $138 million and $159 million, respectively, of revenue taxes in “revenues” and in “taxes, other than income taxes” expense.
Recent tax developments. On December 18, 2015, Congress passed, and President Obama signed into law, the “Protecting Americans from Tax Hikes (PATH) Act of 2015” and the “Consolidating Appropriations Act, 2016,” providing government funding and a number of significant tax changes.
The provision with the greatest impact on the Company is the extension of bonus depreciation. The PATH Act continues 50% bonus depreciation through 2017 and phases down the percentage to 40% in 2018 and 30% in 2019 and then terminates bonus depreciation thereafter. The extension of bonus depreciation resulted in an increase in 2015 tax depreciation of $123 million. Tax depreciation is expected to increase by approximately $126 million in 2016 and result in increased accumulated deferred tax liabilities.
Additionally, the “Consolidating Appropriations Act, 2016” extended a variety of energy-related credits that were expired or were soon to expire. These credits include the production credit for wind facilities and the 30% investment credit for qualified solar energy property, with various phase-out dates through 2021.
Unconsolidated variable interest entities.

HECO Capital Trust III.  HECO Capital Trust III (Trust III) was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to Hawaiian Electric, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by Hawaiian Electric in the principal amount of $31.5 million and issued by Hawaii Electric Light and Maui Electric each in the principal amount of $10 million, (iii) making distributions on these trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are currently redeemable at the issuer’s option without premium. The 2004 Debentures, together with the obligations of the Utilities under an expense agreement and Hawaiian Electric’s obligations under its trust guarantee and its guarantee of the obligations of Hawaii Electric Light and Maui Electric under their respective debentures, are the sole assets of Trust III. Taken together, Hawaiian Electric’s obligations under the Hawaiian Electric debentures, the Hawaiian Electric indenture, the subsidiary guarantees, the trust agreement, the expense agreement and trust guarantee provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of amounts due on the Trust Preferred Securities. Trust III has at all times been an unconsolidated subsidiary of Hawaiian Electric. Since Hawaiian Electric, as the holder of 100% of the trust common securities, does not absorb the majority of the variability of Trust III, Hawaiian Electric is not the primary beneficiary and does not consolidate Trust III in accordance with accounting rules on the consolidation of VIEs. Trust III’s balance sheets as of September 30, 2016 and December 31, 2015 each consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for the nine months ended September 30, 2016 and 2015 each consisted of $2.5 million of interest income received from the 2004 Debentures; $2.4 million of distributions to holders of the Trust Preferred Securities; and $75,000 of common dividends on the trust common securities to Hawaiian Electric. As long as the 2004 Trust Preferred Securities are outstanding, Hawaiian Electric is not entitled to receive any funds from Trust III other than pro-rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by Hawaiian Electric in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event any of the Utilities elect to defer payment of interest on any of their respective 2004 Debentures, then Hawaiian Electric will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.
Power purchase agreements.  As of September 30, 2016, the Utilities had five PPAs for firm capacity and other PPAs with IPPs and Schedule Q providers (e.g., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs. Purchases from all IPPs were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2016	2015	2016	2015
AES Hawaii	$38	$37	$112	$97
Kalaeloa	44	51	109	143
HEP	8	13	23	34
Hpower	19	18	52	50
Puna Geothermal Venture	7	8	19	22
Hawaiian Commercial & Sugar (HC&S)	1	2	1	7
Other IPPs	41	32	97	93
Total IPPs	$158	$161	$413	$446

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
Pursuant to the current accounting standards for VIEs, Hawaiian Electric is deemed to have a variable interest in Kalaeloa by reason of the provisions of Hawaiian Electric’s PPA with Kalaeloa. However, management has concluded that Hawaiian

Electric is not the primary beneficiary of Kalaeloa because Hawaiian Electric does not have the power to direct the activities that most significantly impact Kalaeloa’s economic performance nor the obligation to absorb Kalaeloa’s expected losses, if any, that could potentially be significant to Kalaeloa. Thus, Hawaiian Electric has not consolidated Kalaeloa in its consolidated financial statements. The energy payments paid by Hawaiian Electric will fluctuate as fuel prices change, however, the PPA does not currently expose Hawaiian Electric to losses as the fuel and fuel related energy payments under the PPA have been approved by the PUC for recovery from customers through base electric rates and through Hawaiian Electric’s ECAC to the extent the fuel and fuel related energy payments are not included in base energy rates. As of September 30, 2016, Hawaiian Electric’s accounts payable to Kalaeloa amounted to $12 million.
AES Hawaii, Inc. In March 1988, Hawaiian Electric entered into a PPA with AES Barbers Point, Inc. (now known as AES Hawaii, Inc.), which, as amended (through Amendment No. 2) and approved by the PUC, provided that Hawaiian Electric would purchase 180 MW of firm capacity for a period of 30 years beginning in September 1992. In November 2015, Hawaiian Electric entered into an Amendment No. 3, for which PUC approval has been requested. If approved by the PUC, Amendment No. 3 would increase the firm capacity from 180 MW to a maximum of 189 MW. The payments that Hawaiian Electric makes to AES Hawaii for energy associated with the first 180 MW of firm capacity include a fuel component, a variable O&M component and a fixed O&M component, all of which are subject to adjustment based on changes in the Gross National Product Implicit Price Deflator. If Amendment No. 3 is approved by the PUC, payments for energy associated with firm capacity in excess of 180 MW will be at fixed rates not subject to adjustment based on changes in the Gross National Product Implicit Price Deflator. The capacity payments that Hawaiian Electric makes to AES Hawaii are fixed in accordance with the PPA and, if approved by the PUC, Amendment No. 3.
Pursuant to the current accounting standards for VIEs, Hawaiian Electric is deemed to have a variable interest in AES Hawaii by reason of the provisions of Hawaiian Electric’s PPA with AES Hawaii. However, management has concluded that Hawaiian Electric is not the primary beneficiary of AES Hawaii because Hawaiian Electric does not have the power to control the most significant activities of AES Hawaii that impact AES Hawaii’s economic performance, including operations and maintenance of AES Hawaii’s facility. Thus, Hawaiian Electric has not consolidated AES Hawaii in its consolidated financial statements. As of September 30, 2016, Hawaiian Electric’s accounts payable to AES Hawaii amounted to $13 million.
Commitments and contingencies.
Fuel contracts. The Utilities have contractual agreements to purchase minimum quantities of fuel oil, diesel fuel and biodiesel for multi-year periods, some through December 2019. Fossil fuel prices are tied to the market prices of crude oil and petroleum products in the Far East and U.S. West Coast and the biodiesel prices are tied to the market prices of animal fat feedstocks in the U.S. West Coast and U.S. Midwest.
Hawaiian Electric and Chevron Products Company (Chevron), a division of Chevron USA, Inc., are parties to the Low Sulfur Fuel Oil Supply Contract (LSFO Contract) for the purchase/sale of low sulfur fuel oil (LSFO), which terminates on December 31, 2016. The LSFO Contract will be replaced by a new contract with Chevron for LSFO and diesel fuel to meet MATS requirements for the island of Oahu that begins on January 1, 2017, terminates on December 31, 2019 and may automatically renew for annual terms thereafter unless earlier terminated by either party.
The Utilities are also parties to amended Inter-Island contracts for the supplies of industrial fuel oil and diesel fuels with Chevron and Par Hawaii Refining, LLC (PAR) (formerly known as Hawaii Independent Energy, LLC), respectively, which terminate on December 31, 2016. The Inter-Island contracts will be replaced by a new Inter-Island contract with Chevron for industrial fuel oil, diesel and ultra-low sulfur diesel for the islands of Oahu, Hawaii, Maui and Molokai, which begins on January 1, 2017, terminates on December 31, 2019 and may automatically renew for annual terms thereafter unless earlier terminated by either party.
Hawaii Electric Light and Chevron are also parties to a terminalling agreement for the island of Hawaii, which begins on January 1, 2017, terminates on December 31, 2019 and may automatically renew for annual terms thereafter unless earlier terminated by either party. Currently, terminalling services are provided to Hawaii Electric Light under the Inter-island Fuel Supply Contract with Chevron that expires on December 31, 2016.
The PUC has approved all of the foregoing contracts (LSFO, Inter-Island and Terminalling) and the costs incurred under these contracts are included in the Utilities’ respective ECACs, to the extent such costs are not recovered through the base rates.
The energy charge for energy purchased from Kalaeloa Partners, L.P. (Kalaeloa) under Hawaiian Electric’s PPA with Kalaeloa is based, in part, on the price Kalaeloa pays PAR (formerly known as Hawaii Independent Energy, LLC) for LSFO under a Facility Fuel Supply Contract (fuel contract) between them. The term of the fuel contract between Kalaeloa and PAR ended on May 31, 2016 and is being extended until terminated by one of the parties.

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
In May 2012, the PUC instituted a proceeding for a competitive bidding process for up to 50 MW of firm renewable geothermal dispatchable energy (Geothermal RFP) on the island of Hawaii, and in July 2012, Hawaii Electric Light filed an application to defer 2012 costs related to the Geothermal RFP. In November 2015, the PUC approved the deferral of $2.1 million of costs related to the Geothermal RFP, and will review the prudency and reasonableness of the deferred costs in the Hawaii Electric Light 2016 test year rate case. In February 2013, Hawaii Electric Light issued the Final Geothermal RFP. Six bids were received, but Hawaii Electric Light notified bidders that none of the submitted bids sufficiently met both the low-cost and technical requirements of the Geothermal RFP. In October 2014, Hawaii Electric Light issued Addendum No. 1 (Best and Final Offer) and Attachment A (Best and Final Offer Bidder's Response Package) directly to five eligible bidders. The submittals received in January 2015 were considered for final selection of one project to proceed with PPA negotiations. In February 2015, Ormat Technologies, Inc. was selected for an award and began PPA negotiations with Hawaii Electric Light. In February 2016, Hawaii Electric Light provided the PUC with a status update notifying the PUC that Ormat Technologies, Inc. had determined the proposed project not to be economically and financially viable, resulting in conclusion of PPA negotiations. On March 8, 2016, the Independent Observer issued a report on the results of the negotiation phase of the Geothermal RFP.
In February 2016, Huena Power Inc. (Huena) filed with the PUC a Petition for Declaratory Order (which the PUC later dismissed without prejudice) and a Complaint relating to the Geothermal RFP. Hawaii Electric Light filed a motion to dismiss Huena’s Petition which was granted on March 28, 2016. Hawaii Electric Light’s motion to dismiss Huena’s Complaint is still pending.
Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) Implementation Project. The Utilities submitted their Enterprise Information System Roadmap to the PUC in June 2014 and refiled an application for an ERP/EAM implementation project in July 2014 with an estimated cost of $82.4 million. In October 2015, the PUC issued a D&O (1) finding that there is a need to replace the Utilities’ existing ERP/EAM system, (2) denying the Utilities request to defer the costs for the ERP software purchased in 2012 and (3) deferring any ruling on whether it is reasonable and in the public interest for the Utilities to commence with the project under two options. As a result, the Utilities expensed the ERP software costs of $4.8 million in the third quarter of 2015. In April 2016, the Utilities filed additional information on the costs and benefits of the project and the Consumer Advocate submitted its reply.
On August 11, 2016, the PUC issued a second D&O approving the Utilities’ request to commence the ERP/EAM implementation project, subject to certain conditions, including a $77.6 million cap on cost recovery as well as a requirement that the Utilities pass onto customers a minimum of $244 million in savings associated with the system over its 12-year service life. Pursuant to the D&O and subsequent orders, the Utilities will be required to file: the proposed methods of passing on to customers the estimated monetary savings attributable to the project by November 7, 2016; a bottom-up, low-level analysis of the project’s benefits; performance metrics and tracking mechanism for passing the project’s benefits on to customers by September 2017; and monthly reports on the status and costs of the project starting February 2017
Schofield Generating Station Project. In August 2012, the PUC approved a waiver from the competitive bidding framework to allow Hawaiian Electric to negotiate with the U.S. Army for the construction of a 50 MW utility owned and operated firm, renewable and dispatchable generation facility at Schofield Barracks. In September 2015, the PUC approved Hawaiian Electric’s application to expend $167 million for the project. In approving the project, the PUC placed a cost cap of $167 million for the project, stated 90% of the cap is allowed for cost recovery through cost recovery mechanisms other than base rates, and stated the $167 million cap will be adjusted downward due to any reduction in the cost of the engine contract due to a reduction in the foreign exchange rate. Hawaiian Electric was required to take all necessary steps to lock in the lowest possible exchange rate. On January 5, 2016, Hawaiian Electric executed a window forward agreement which lowered the cost of the engine contract by $9.7 million, resulting in a revised project cost cap of $157.3 million. Hawaiian Electric has received all of the major permits for the project, including a 35 year site lease from the U.S. Army. Construction of the facility began in October 2016. The generating station is expected to be placed in service in the first quarter of 2018.
Hamakua Energy Partners, L.P. (HEP) Asset Purchase Agreement. Hawaii Electric Light has been purchasing up to 60 MW (net) of firm capacity from HEP under a power purchase agreement (PPA) that expires on December 30, 2030. The HEP plant currently contributes about 23% of the island of Hawaii’s generating capacity. On December 22, 2015, Hawaii Electric Light entered into an agreement, subject to PUC approval, to acquire the assets of HEP for approximately $84.5 million. If approved by the PUC, the agreement to purchase the existing HEP generating assets will terminate the existing PPA. The elimination of certain required capacity payments under the PPA is expected to result in lower costs to customers. Additionally, by owning the plant, Hawaii Electric Light will be able to manage HEP’s efficient generating units more productively, providing greater flexibility to cycle HEP’s generating units to more effectively manage the Hawaii island grid. This increased operational flexibility will be essential to support and facilitate Hawaii Electric Light’s efforts to integrate more renewable energy onto the grid.
An application to approve the project has been filed with the PUC.
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
On April 16, 2012, Hawaiian Electric submitted to the EPA a Petition for Reconsideration and Stay (Petition) that asked the EPA to revise an emissions standard for non-continental oil-fired EGUs on the grounds that the promulgated standard was incorrectly derived. On April 21, 2015, the EPA denied Hawaiian Electric's Petition and Hawaiian Electric subsequently filed a lawsuit on June 29, 2015 appealing the EPA’s denial. On April 4, 2016, the D.C. Circuit Court of Appeals granted Hawaiian Electric’s uncontested motion to dismiss the case. Hawaiian Electric has proceeded with the implementation of the MATS Compliance Plan and has met all compliance requirements to date including the April 16, 2016 compliance date. Hawaiian Electric submitted a formal compliance demonstration report to the EPA and DOH on September 23, 2016.
1-Hour Sulfur Dioxide National Ambient Air Quality Standard. On August 1, 2015, the EPA published the Data Requirements Rule for the 2010 1-Hour Sulfur Dioxide (SO2) Primary National Ambient Air Quality Standard (NAAQS). Hawaiian Electric is working with the DOH to gather data the EPA requires through the installation and operation of two new 1-hour SO2 air quality monitoring stations on the island of Oahu. This data will be integrated into the DOH’s statewide monitoring network and will assist the State’s development of its strategy to maintain the NAAQS and comply with the new 1-Hour SO2 Rule in its State Implementation Plan.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The EPA has since identified environmental impacts in the subsurface soil at the Site. Although Maui Electric never operated at the Site or owned the Site property, after discussions with the EPA and the DOH Maui Electric agreed to undertake additional investigations at the Site and an adjacent parcel that Molokai Electric Company had used for equipment storage (the Adjacent Parcel) to determine the extent of environmental contamination. A 2011 assessment by a Maui Electric contractor of the Adjacent Parcel identified environmental impacts, including elevated polychlorinated biphenyls (PCBs) in the subsurface soils. In cooperation with the DOH and EPA, Maui Electric is further investigating the Site and the Adjacent Parcel to determine the extent of impacts of PCBs, residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $3.6 million as of September 30, 2016 for the additional investigation and estimated cleanup costs at the Site and the Adjacent Parcel; however, final costs of remediation will depend on the results of continued investigation.
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
On March 23, 2015, Hawaiian Electric received a letter from the EPA requesting that Hawaiian Electric submit a work plan to assess potential sources and extent of PCB contamination onshore at the Waiau Power Plant. Hawaiian Electric submitted a sampling and analysis (SAP) work plan to the EPA and the DOH. Onshore sampling at the Waiau Power Plant was completed in two phases in December 2015 and June 2016. The extent of the onshore contamination, the appropriate remedial measures to address it and any associated costs have not yet been determined.
As of September 30, 2016, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $4.4 million. The reserve represents the probable and reasonably estimable cost to complete the onshore and offshore investigations and the remediation of PCB contamination in the offshore sediment. The final remediation costs will depend on the results of the onshore investigation and assessment of potential source control requirements, as well as the further investigation of contaminated sediment offshore from the Waiau Power Plant.
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
Changes to the ARO liability included in “Other liabilities” on Hawaiian Electric’s balance sheet were as follows:

	Nine months ended September 30
(in thousands)	2016	2015
Balance, beginning of period	$26,848	$29,419
Accretion expense	10	18
Liabilities incurred	—	—
Liabilities settled	(661)	(2,349)
Revisions in estimated cash flows	—	—
Balance, end of period	$26,197	$27,088
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
As part of a January 2013 Settlement Agreement with the Consumer Advocate, which was approved by the PUC, for RAM years 2014 - 2016, Hawaiian Electric was allowed to record RAM revenue beginning on January 1 and to bill such amounts from June 1 of the applicable year through May 31 of the following year (current accrual method). After 2016, the RAM provisions approved in 2011 will again apply to Hawaiian Electric. On November 1, 2016, Hawaiian Electric filed a motion requesting the current accrual method for the RAM that is in place through the end of 2016, be made permanent. If approved, Hawaiian Electric’s ROACE for 2017 would be 75 basis points better than not getting the request approved. Hawaiian Electric’s request is based on a number of factors including changed circumstances since the PUC’s decision on the RAM revenues in 2011, the original intent of decoupling, and consistency with accrual accounting. The filing also requests the implementation of Hawaiian Electric’s current accrual method for RAM revenues for Hawaii Electric Light and Maui Electric beginning in 2017. The Utilities requested a PUC decision by December 31, 2016 but no later than the end of January 2017 and cannot predict the outcome of the request.

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
On March 31, 2015, the PUC issued an Order (the March Order) related to the Schedule B portion of the proceeding to make certain further modifications to the decoupling mechanism, and to establish a briefing schedule with respect to certain issues in the proceeding. The March Order modified the RAM portion of the decoupling mechanism to be capped at the lesser of the RAM Revenue Adjustment as currently determined (adjusted to eliminate the 90% limitation on the current RAM Period Rate Base RAM adjustment that was ordered in the Schedule A portion of the proceeding) and a RAM Revenue Adjustment calculated based on the cumulative annual compounded increase in Gross Domestic Product Price Index (GDPPI) applied to the 2014 annualized target revenues (adjusted for certain items specified in the Order) (the RAM Cap). The 2014 annualized target revenues represent the target revenues from the last rate case, and RAM revenues, offset by earnings sharing credits, if any, allowed under the decoupling mechanism through the 2014 decoupling filing. The Utilities may apply to the PUC for approval of recovery of revenues for Major Projects (including related baseline projects grouped together for consideration as Major Projects) through the RAM above the RAM Cap or outside of the RAM through the Renewable Energy Infrastructure Program (REIP) surcharge or other adjustment mechanism. The RAM was amended on an interim basis pending the outcome of the PUC’s review of the Utilities’ Power Supply Improvement Plans. The triennial rate case cycle required under the decoupling mechanism continues to serve as the maximum period between the filing of general rate cases, and the amendments to the RAM do not limit or dilute the ordinary opportunities for the Utilities to seek rate relief according to conventional/traditional ratemaking procedures.
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
In accordance with the March Order, the Utilities and the Consumer Advocate filed on June 15, 2015, their Joint Proposed Modified REIP Framework/Standards and Guidelines regarding the eligibility of projects for cost recovery above the RAM Cap through the REIP surcharge. On the same date, the Utilities filed their proposed standards and guidelines on the eligibility of projects for cost recovery through the RAM above the RAM Cap. On June 30, 2015, the Consumer Advocate filed comments on this proposal, and the County of Hawaii filed comments on both the REIP and the RAM above the RAM Cap proposals. On October 26, 2015, Hawaiian Electric filed an application to recover the revenue requirements associated with

2015 net plant additions in the amount of $40.3 million and other associated costs for its Underground Cable Program and the 138kV Transmission and 46kV Sub-Transmission Structures Major Baseline Projects through the RAM above the 2015 RAM Cap. On October 30, 2015, Maui Electric filed an application to recover the revenue requirements associated with 2015 net plant additions in the amount of $4.3 million and other associated costs for its transmission and distribution and generation plant reliability Major Baseline Project through the RAM above the 2015 RAM Cap. In March 2016, Maui Electric withdrew its October 30, 2015 application. Maui Electric determined that the application is unnecessary because it could recover the revenue requirements associated with its 2015 net plant additions under the RAM Cap due to: (1) the extension of bonus depreciation in 2015 which resulted in an increased level of accumulated deferred income taxes as an offset to 2015 net plant additions; and (2) the recorded amount of net plant additions in 2015 was less than the estimate of net plant additions in the application. On April 18, 2016, Hawaiian Electric modified its October 26, 2015 application to reduce its request to recover revenue requirements associated with 2015 net plant additions from $40.3 million to $35.7 million for the same reason as Maui Electric regarding the extension of bonus depreciation in 2015. On August 3, 2016, the PUC dismissed Hawaiian Electric’s October 26, 2015 Above the RAM Cap application because the application did not also request approval of the commitment of capital expenditures.
On August 25, 2016, Maui Electric filed an application to recover the revenue requirements associated with 2017 plant additions for substations in the total amount of $27.2 million and other associated costs through the RAM above the 2017 RAM Cap.
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

For Hawaiian Electric, a dispute resolution process to collect the unpaid amounts from Hawaiian Telcom is proceeding as specified by the joint pole agreement. For Hawaii Electric Light, the agreement does not specify an alternative dispute resolution process, and thus a complaint for payment was filed with the Circuit Court in June 2016. Maui Electric has not yet commenced any legal action to recover the delinquent amounts. As of September 30, 2016, total receivables under the joint pole agreement, including interest, from Hawaiian Telcom are $20.1 million ($13.7 million at Hawaiian Electric, $5.5 million at Hawaii Electric Light, and $0.9 million at Maui Electric). Management has reserved for the accrued interest on the receivables amounting to $3.9 million. Management expects to prevail on their claims and collect at least $16.2 million.
April 2014 regulatory orders. In April 2014, the PUC issued four orders that collectively address certain key policy, resource planning and operational issues for the Utilities. The Utilities addressed these orders as follows:
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
In August 2016, the PUC issued an order establishing a procedural schedule to address the Utilities’ April 1, 2016 PSIP updates, which was further modified in an order issued in October 2016. The utilities are required to file an updated PSIP incorporating input from the Parties, develop alternative scenarios and sensitivity analyses and perform iterations on modeling and simulations by December 23, 2016. The final steps in the procedural schedule are for the parties’ submission of their respective statements of position in February 2017. The Utilities will continue to evaluate all options to achieving the state’s 100% renewable energy goal, to stabilize and reduce customer rates and to maintain safe and reliable service.
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
Pursuant to a PUC order, in October 2016, the Utilities submitted tariffs for a Residential Interim Time of Use program, which is limited to 2 years and 5,000 customers. The primary objective is to encourage more efficient use of the electric system and enable more cost-effective integration of renewable energy by shifting customer load from the system’s higher cost, peak demand period to the mid-day period when relatively inexpensive renewable resources are abundant.

On October 3, 2016, the PUC issued an Order, which, in part, granted five additional motions to intervene and establishes a preliminary statement of issues for Phase 2 of this proceeding.
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

	September 30, 2016		December 31, 2015
(dollars in thousands)	Notional amount	Fair value	Notional amount	Fair value
Window forward contract	$20,725	$664	$—	$—
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

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income (unaudited)
Three months ended September 30, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$404,352	83,105	84,831	—	(35)	$572,253
Expenses
Fuel oil	88,676	14,603	25,345	—	—	128,624
Purchased power	118,751	22,728	16,271	—	—	157,750
Other operation and maintenance	64,683	15,017	15,089	—	—	94,789
Depreciation	31,520	9,449	5,790	—	—	46,759
Taxes, other than income taxes	38,666	7,836	8,017	—	—	54,519
Total expenses	342,296	69,633	70,512	—	—	482,441
Operating income	62,056	13,472	14,319	—	(35)	89,812
Allowance for equity funds used during construction	1,806	238	230	—	—	2,274
Equity in earnings of subsidiaries	14,729	—	—	—	(14,729)	—
Interest expense and other charges, net	(11,903)	(2,972)	(2,483)	—	35	(17,323)
Allowance for borrowed funds used during construction	669	91	94	—	—	854
Income before income taxes	67,357	10,829	12,160	—	(14,729)	75,617
Income taxes	20,113	3,392	4,640	—	—	28,145
Net income	47,244	7,437	7,520	—	(14,729)	47,472
Preferred stock dividends of subsidiaries	—	133	95	—	—	228
Net income attributable to Hawaiian Electric	47,244	7,304	7,425	—	(14,729)	47,244
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$46,974	7,304	7,425	—	(14,729)	$46,974
Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (unaudited)
Three months ended September 30, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$46,974	7,304	7,425	—	(14,729)	$46,974
Other comprehensive income (loss), net of taxes:
Derivatives qualified as cash flow hedges:
Effective portion of foreign currency hedge net unrealized loss, net of tax benefits	321	—	—	—	—	321
Less: reclassification adjustment to net income, net of tax benefits	(173)	—	—	—	—	(173)
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	3,314	429	387	—	(816)	3,314
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(3,311)	(429)	(389)	—	818	(3,311)
Other comprehensive income (loss), net of taxes	151	—	(2)	—	2	151
Comprehensive income attributable to common shareholder	$47,125	7,304	7,423	—	(14,727)	$47,125

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income (unaudited)
Three months ended September 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$463,394	89,817	94,941	—	(25)	$648,127
Expenses
Fuel oil	142,194	17,208	36,231	—	—	195,633
Purchased power	119,302	26,713	14,503	—	—	160,518
Other operation and maintenance	69,621	18,936	15,096	—	—	103,653
Depreciation	29,389	9,313	5,654	—	—	44,356
Taxes, other than income taxes	43,923	8,455	8,932	—	—	61,310
Total expenses	404,429	80,625	80,416	—	—	565,470
Operating income	58,965	9,192	14,525	—	(25)	82,657
Allowance for equity funds used during construction	1,714	148	195	—	—	2,057
Equity in earnings of subsidiaries	11,858	—	—	—	(11,858)	—
Interest expense and other charges, net	(11,468)	(2,674)	(2,440)	—	25	(16,557)
Allowance for borrowed funds used during construction	605	53	79	—	—	737
Income before income taxes	61,674	6,719	12,359	—	(11,858)	68,894
Income taxes	18,398	2,397	4,595	—	—	25,390
Net income	43,276	4,322	7,764	—	(11,858)	43,504
Preferred stock dividends of subsidiaries	—	133	95	—	—	228
Net income attributable to Hawaiian Electric	43,276	4,189	7,669	—	(11,858)	43,276
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$43,006	4,189	7,669	—	(11,858)	$43,006

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (unaudited)
Three months ended September 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$43,006	4,189	7,669	—	(11,858)	$43,006
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	5,095	682	626	—	(1,308)	5,095
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(5,091)	(683)	(627)	—	1,310	(5,091)
Other comprehensive income (loss), net of taxes	4	(1)	(1)	—	2	4
Comprehensive income attributable to common shareholder	$43,010	4,188	7,668	—	(11,856)	$43,010

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income (unaudited)
Nine months ended September 30, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,088,537	229,940	231,295	—	(72)	$1,549,700
Expenses
Fuel oil	224,995	40,725	68,543	—	—	334,263
Purchased power	313,730	58,885	40,052	—	—	412,667
Other operation and maintenance	202,438	46,574	49,248	—	—	298,260
Depreciation	94,564	28,347	17,389	—	—	140,300
Taxes, other than income taxes	104,764	21,632	21,990	—	—	148,386
Total expenses	940,491	196,163	197,222	—	—	1,333,876
Operating income	148,046	33,777	34,073	—	(72)	215,824
Allowance for equity funds used during construction	4,771	571	668	—	—	6,010
Equity in earnings of subsidiaries	33,541	—	—	—	(33,541)	—
Interest expense and other charges, net	(34,113)	(8,606)	(7,087)	—	72	(49,734)
Allowance for borrowed funds used during construction	1,785	219	272	—	—	2,276
Income before income taxes	154,030	25,961	27,926	—	(33,541)	174,376
Income taxes	45,022	9,075	10,585	—	—	64,682
Net income	109,008	16,886	17,341	—	(33,541)	109,694
Preferred stock dividends of subsidiaries	—	400	286	—	—	686
Net income attributable to Hawaiian Electric	109,008	16,486	17,055	—	(33,541)	109,008
Preferred stock dividends of Hawaiian Electric	810	—	—	—	—	810
Net income for common stock	$108,198	16,486	17,055	—	(33,541)	$108,198

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (unaudited)
Nine months ended September 30, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$108,198	16,486	17,055	—	(33,541)	$108,198
Other comprehensive income (loss), net of taxes:
Derivatives qualified as cash flow hedges:
Effective portion of foreign currency hedge net unrealized gain, net of taxes	578	—	—	—	—	578
Less: reclassification adjustment to net income, net of tax benefits	(173)	—	—	—	—	(173)
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	9,941	1,288	1,162	—	(2,450)	9,941
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(9,934)	(1,289)	(1,166)	—	2,455	(9,934)
Other comprehensive income (loss), net of taxes	412	(1)	(4)	—	5	412
Comprehensive income attributable to common shareholder	$108,610	16,485	17,051	—	(33,536)	$108,610

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income (unaudited)
Nine months ended September 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,254,142	261,604	264,057	—	(71)	$1,779,732
Expenses
Fuel oil	364,875	56,834	96,961	—	—	518,670
Purchased power	329,922	73,161	42,726	—	—	445,809
Other operation and maintenance	206,133	51,493	48,893	—	—	306,519
Depreciation	88,167	27,938	16,735	—	—	132,840
Taxes, other than income taxes	119,603	24,783	25,054	—	—	169,440
Total expenses	1,108,700	234,209	230,369	—	—	1,573,278
Operating income	145,442	27,395	33,688	—	(71)	206,454
Allowance for equity funds used during construction	4,418	458	490	—	—	5,366
Equity in earnings of subsidiaries	29,174	—	—	—	(29,174)	—
Interest expense and other charges, net	(33,996)	(7,946)	(7,299)	—	71	(49,170)
Allowance for borrowed funds used during construction	1,557	164	197	—	—	1,918
Income before income taxes	146,595	20,071	27,076	—	(29,174)	164,568
Income taxes	43,064	7,210	10,077	—	—	60,351
Net income	103,531	12,861	16,999	—	(29,174)	104,217
Preferred stock dividends of subsidiaries	—	400	286	—	—	686
Net income attributable to Hawaiian Electric	103,531	12,461	16,713	—	(29,174)	103,531
Preferred stock dividends of Hawaiian Electric	810	—	—	—	—	810
Net income for common stock	$102,721	12,461	16,713	—	(29,174)	$102,721

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (unaudited)
Nine months ended September 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$102,721	12,461	16,713	—	(29,174)	$102,721
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	15,285	2,046	1,878	—	(3,924)	15,285
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(15,274)	(2,050)	(1,882)	—	3,932	(15,274)
Other comprehensive income (loss), net of taxes	11	(4)	(4)	—	8	11
Comprehensive income attributable to common shareholder	$102,732	12,457	16,709	—	(29,166)	$102,732

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet (unaudited)
September 30, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,945	6,214	3,016	—	—	$53,175
Plant and equipment	4,148,099	1,234,234	1,101,229	—	—	6,483,562
Less accumulated depreciation	(1,362,474)	(503,109)	(478,018)	—	—	(2,343,601)
Construction in progress	197,715	18,503	20,390	—	—	236,608
Utility property, plant and equipment, net	3,027,285	755,842	646,617	—	—	4,429,744
Nonutility property, plant and equipment, less accumulated depreciation	5,761	82	1,531	—	—	7,374
Total property, plant and equipment, net	3,033,046	755,924	648,148	—	—	4,437,118
Investment in wholly owned subsidiaries, at equity	570,358	—	—	—	(570,358)	—
Current assets
Cash and cash equivalents	9,821	7,008	6,047	101	—	22,977
Advances to affiliates	—	18,500	15,500	—	(34,000)	—
Customer accounts receivable, net	93,253	21,646	19,519	—	—	134,418
Accrued unbilled revenues, net	69,753	12,904	12,510	—	—	95,167
Other accounts receivable, net	11,469	2,852	2,316	—	(12,008)	4,629
Fuel oil stock, at average cost	45,298	6,885	12,297	—	—	64,480
Materials and supplies, at average cost	32,676	8,424	16,256	—	—	57,356
Prepayments and other	28,073	4,484	3,548	—	(460)	35,645
Regulatory assets	67,042	4,582	3,057	—	—	74,681
Total current assets	357,385	87,285	91,050	101	(46,468)	489,353
Other long-term assets
Regulatory assets	594,723	111,715	98,656	—	—	805,094
Unamortized debt expense	193	33	41	—	—	267
Other	42,872	12,786	13,336	—	—	68,994
Total other long-term assets	637,788	124,534	112,033	—	—	874,355
Total assets	$4,598,577	967,743	851,231	101	(616,826)	$5,800,826
Capitalization and liabilities
Capitalization
Common stock equity	$1,766,727	299,276	270,981	101	(570,358)	$1,766,727
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	875,573	213,673	190,081	—	—	1,279,327
Total capitalization	2,664,593	519,949	466,062	101	(570,358)	3,080,347
Current liabilities
Short-term borrowings from affiliate	55,000	—	—	—	(34,000)	21,000
Accounts payable	79,341	14,844	13,312	—	—	107,497
Interest and preferred dividends payable	17,863	4,034	4,048	—	(11)	25,934
Taxes accrued	115,245	27,669	24,822	—	(460)	167,276
Regulatory liabilities	—	1,777	1,210	—	—	2,987
Other	46,326	9,856	12,568	—	(11,997)	56,753
Total current liabilities	313,775	58,180	55,960	—	(46,468)	381,447
Deferred credits and other liabilities
Deferred income taxes	510,457	105,574	98,213	—	315	714,559
Regulatory liabilities	274,070	91,897	31,525	—	—	397,492
Unamortized tax credits	57,058	15,774	14,962	—	—	87,794
Defined benefit pension and other postretirement benefit plans liability	396,468	67,415	72,029	—	—	535,912
Other	50,068	13,436	14,595	—	(315)	77,784
Total deferred credits and other liabilities	1,288,121	294,096	231,324	—	—	1,813,541
Contributions in aid of construction	332,088	95,518	97,885	—	—	525,491
Total capitalization and liabilities	$4,598,577	967,743	851,231	101	(616,826)	$5,800,826

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet (unaudited)
December 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,557	6,219	3,016	—	—	$52,792
Plant and equipment	4,026,079	1,212,195	1,077,424	—	—	6,315,698
Less accumulated depreciation	(1,316,467)	(486,028)	(463,509)	—	—	(2,266,004)
Construction in progress	147,979	11,455	15,875	—	—	175,309
Utility property, plant and equipment, net	2,901,148	743,841	632,806	—	—	4,277,795
Nonutility property, plant and equipment, less accumulated depreciation	5,659	82	1,531	—	—	7,272
Total property, plant and equipment, net	2,906,807	743,923	634,337	—	—	4,285,067
Investment in wholly owned subsidiaries, at equity	556,528	—	—	—	(556,528)	—
Current assets
Cash and cash equivalents	16,281	2,682	5,385	101	—	24,449
Advances to affiliates	—	15,500	7,500	—	(23,000)	—
Customer accounts receivable, net	93,515	20,508	18,755	—	—	132,778
Accrued unbilled revenues, net	60,080	12,531	11,898	—	—	84,509
Other accounts receivable, net	16,421	1,275	1,674	—	(8,962)	10,408
Fuel oil stock, at average cost	49,455	8,310	13,451	—	—	71,216
Materials and supplies, at average cost	30,921	6,865	16,643	—	—	54,429
Prepayments and other	25,505	9,091	2,295	—	(251)	36,640
Regulatory assets	63,615	4,501	4,115	—	—	72,231
Total current assets	355,793	81,263	81,716	101	(32,213)	486,660
Other long-term assets
Regulatory assets	608,957	114,562	100,981	—	—	824,500
Unamortized debt expense	359	74	64	—	—	497
Other	47,731	14,693	13,062	—	—	75,486
Total other long-term assets	657,047	129,329	114,107	—	—	900,483
Total assets	$4,476,175	954,515	830,160	101	(588,741)	$5,672,210
Capitalization and liabilities
Capitalization
Common stock equity	$1,728,325	292,702	263,725	101	(556,528)	$1,728,325
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	875,163	213,580	189,959	—	—	1,278,702
Total capitalization	2,625,781	513,282	458,684	101	(556,528)	3,041,320
Current liabilities
Short-term borrowings from affiliate	23,000	—	—	—	(23,000)	—
Accounts payable	84,631	17,702	12,513	—	—	114,846
Interest and preferred dividends payable	15,747	4,255	3,113	—	(4)	23,111
Taxes accrued	131,668	30,342	29,325	—	(251)	191,084
Regulatory liabilities	—	1,030	1,174	—	—	2,204
Other	41,083	8,760	13,194	—	(8,958)	54,079
Total current liabilities	296,129	62,089	59,319	—	(32,213)	385,324
Deferred credits and other liabilities
Deferred income taxes	466,133	100,681	87,706	—	286	654,806
Regulatory liabilities	254,033	84,623	30,683	—	—	369,339
Unamortized tax credits	54,078	15,406	14,730	—	—	84,214
Defined benefit pension and other postretirement benefit plans liability	409,021	69,893	74,060	—	—	552,974
Other	51,273	13,243	13,916	—	(286)	78,146
Total deferred credits and other liabilities	1,234,538	283,846	221,095	—	—	1,739,479
Contributions in aid of construction	319,727	95,298	91,062	—	—	506,087
Total capitalization and liabilities	$4,476,175	954,515	830,160	101	(588,741)	$5,672,210

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity (unaudited)
Nine months ended September 30, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2015	$1,728,325	292,702	263,725	101	(556,528)	$1,728,325
Net income for common stock	108,198	16,486	17,055	—	(33,541)	108,198
Other comprehensive income (loss), net of taxes	412	(1)	(4)	—	5	412
Common stock dividends	(70,199)	(9,906)	(9,795)	—	19,701	(70,199)
Common stock issuance expenses	(9)	(5)	—	—	5	(9)
Balance, September 30, 2016	$1,766,727	299,276	270,981	101	(570,358)	$1,766,727

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity (unaudited)
Nine months ended September 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2014	$1,682,144	281,846	256,692	101	(538,639)	$1,682,144
Net income for common stock	102,721	12,461	16,713	—	(29,174)	102,721
Other comprehensive income (loss), net of taxes	11	(4)	(4)	—	8	11
Common stock dividends	(67,804)	(7,515)	(11,382)	—	18,897	(67,804)
Common stock issuance expenses	(8)	—	(1)	—	1	(8)
Balance, September 30, 2015	$1,717,064	286,788	262,018	101	(548,907)	$1,717,064

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows (unaudited)
Nine months ended September 30, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$109,008	16,886	17,341	—	(33,541)	$109,694
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(33,616)	—	—	—	33,541	(75)
Common stock dividends received from subsidiaries	19,776	—	—	—	(19,701)	75
Depreciation of property, plant and equipment	94,564	28,347	17,389	—	—	140,300
Other amortization	2,462	1,366	1,552	—	—	5,380
Deferred income taxes	41,005	4,529	10,085	—	29	55,648
Tax credits, net	4,314	464	478	—	—	5,256
Allowance for equity funds used during construction	(4,771)	(571)	(668)	—	—	(6,010)
Other	(1,389)	(302)	(331)	—	—	(2,022)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	328	(2,716)	(1,313)	—	3,046	(655)
Increase in accrued unbilled revenues	(9,673)	(373)	(612)	—	—	(10,658)
Decrease in fuel oil stock	4,157	1,425	1,154	—	—	6,736
Decrease (increase) in materials and supplies	(1,755)	(1,559)	387	—	—	(2,927)
Decrease (increase) in regulatory assets	(2,474)	(150)	373	—	—	(2,251)
Increase (decrease) in accounts payable	(2,628)	143	1,809	—	—	(676)
Change in prepaid and accrued income and utility revenue taxes	(7,324)	2,230	(4,472)	—	(29)	(9,595)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	449	40	(129)	—	—	360
Change in other assets and liabilities	(10,548)	2,856	(2,571)	—	(3,046)	(13,309)
Net cash provided by operating activities	201,885	52,615	40,472	—	(19,701)	275,271
Cash flows from investing activities
Capital expenditures	(188,415)	(37,835)	(24,454)	—	—	(250,704)
Contributions in aid of construction	18,181	2,691	2,696	—	—	23,568
Other	901	169	30	—	—	1,100
Advances from affiliates	—	(3,000)	(8,000)	—	11,000	—
Net cash used in investing activities	(169,333)	(37,975)	(29,728)	—	11,000	(226,036)
Cash flows from financing activities
Common stock dividends	(70,199)	(9,906)	(9,795)	—	19,701	(70,199)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	32,000	—	—	—	(11,000)	21,000
Other	(3)	(8)	(1)	—	—	(12)
Net cash used in financing activities	(39,012)	(10,314)	(10,082)	—	8,701	(50,707)
Net increase (decrease) in cash and cash equivalents	(6,460)	4,326	662	—	—	(1,472)
Cash and cash equivalents, beginning of period	16,281	2,682	5,385	101	—	24,449
Cash and cash equivalents, end of period	$9,821	7,008	6,047	101	—	$22,977

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows (unaudited)
Nine months ended September 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$103,531	12,861	16,999	—	(29,174)	$104,217
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(29,249)	—	—	—	29,174	(75)
Common stock dividends received from subsidiaries	18,972	—	—	—	(18,897)	75
Depreciation of property, plant and equipment	88,167	27,938	16,735	—	—	132,840
Other amortization	2,029	1,331	1,639	—	—	4,999
Deferred income taxes	46,493	907	10,497	—	314	58,211
Tax credits, net	3,680	372	195	—	—	4,247
Allowance for equity funds used during construction	(4,418)	(458)	(490)	—	—	(5,366)
Impairment of utility assets	3,380	724	724			4,828
Other	221	(286)	(261)			(326)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(4,226)	(2,071)	43	—	1,790	(4,464)
Decrease in accrued unbilled revenues	6,283	3,696	3,817	—	—	13,796
Decrease in fuel oil stock	25,019	5,358	5,565	—	—	35,942
Decrease (increase) in materials and supplies	(759)	(1,615)	651	—	—	(1,723)
Increase in regulatory assets	(19,138)	(3,944)	(376)	—	—	(23,458)
Decrease in accounts payable	(34,476)	(4,070)	(1,829)	—	—	(40,375)
Change in prepaid and accrued income and utility revenue taxes	(52,505)	(2,276)	(6,540)	—	(314)	(61,635)
Increase in defined benefit pension and other postretirement benefit plans liability	—	—	331	—	—	331
Change in other assets and liabilities	(16,847)	722	(2,563)	—	(1,790)	(20,478)
Net cash provided by operating activities	136,157	39,189	45,137	—	(18,897)	201,586
Cash flows from investing activities
Capital expenditures	(204,406)	(34,048)	(27,067)	—	—	(265,521)
Contributions in aid of construction	30,153	2,940	1,534	—	—	34,627
Other	583	124	71	—	—	778
Advances from affiliates	4,100	—	(2,500)	—	(1,600)	—
Net cash used in investing activities	(169,570)	(30,984)	(27,962)	—	(1,600)	(230,116)
Cash flows from financing activities
Common stock dividends	(67,804)	(7,515)	(11,382)	—	18,897	(67,804)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	97,495	1,500	(5,600)	—	1,600	94,995
Other	(219)	(3)	(1)	—	—	(223)
Net cash provided by (used in) financing activities	28,662	(6,418)	(17,269)	—	20,497	25,472
Net increase (decrease) in cash and cash equivalents	(4,751)	1,787	(94)	—	—	(3,058)
Cash and cash equivalents, beginning of period	12,416	612	633	101	—	13,762
Cash and cash equivalents, end of period	$7,665	2,399	539	101	—	$10,704

5 · Bank segment

Selected financial information
American Savings Bank, F.S.B.
Statements of Income Data

	Three months ended September 30		Nine months ended September 30
(in thousands)	2016	2015	2016	2015
Interest and dividend income
Interest and fees on loans	$50,444	$46,413	$148,571	$137,646
Interest and dividends on investment securities	4,759	4,213	14,219	10,570
Total interest and dividend income	55,203	50,626	162,790	148,216
Interest expense
Interest on deposit liabilities	1,871	1,355	5,154	3,881
Interest on other borrowings	1,464	1,515	4,416	4,468
Total interest expense	3,335	2,870	9,570	8,349
Net interest income	51,868	47,756	153,220	139,867
Provision for loan losses	5,747	2,997	15,266	5,436
Net interest income after provision for loan losses	46,121	44,759	137,954	134,431
Noninterest income
Fees from other financial services	5,599	5,639	16,799	16,544
Fee income on deposit liabilities	5,627	5,883	16,045	16,622
Fee income on other financial products	2,151	2,096	6,563	6,088
Bank-owned life insurance	1,616	1,021	3,620	3,062
Mortgage banking income	2,347	1,437	5,096	5,327
Gains on sale of investment securities, net	—	—	598	—
Other income, net	1,165	2,389	1,786	3,363
Total noninterest income	18,505	18,465	50,507	51,006
Noninterest expense
Compensation and employee benefits	22,844	22,728	67,197	66,813
Occupancy	3,991	4,128	12,244	12,250
Data processing	3,150	3,032	9,599	9,101
Services	2,427	2,556	8,093	7,730
Equipment	1,759	1,608	5,193	4,999
Office supplies, printing and postage	1,483	1,511	4,431	4,297
Marketing	747	934	2,507	2,619
FDIC insurance	907	809	2,704	2,393
Other expense	4,591	5,116	13,948	14,076
Total noninterest expense	41,899	42,422	125,916	124,278
Income before income taxes	22,727	20,802	62,545	61,159
Income taxes	7,623	7,351	21,483	21,382
Net income	$15,104	$13,451	$41,062	$39,777

American Savings Bank, F.S.B.
Statements of Comprehensive Income Data

	Three months ended September 30		Nine months ended September 30
(in thousands)	2016	2015	2016	2015
Net income	$15,104	$13,451	$41,062	$39,777
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of (taxes) benefits of $1,417, $(2,543), $(5,413) and $(2,382) for the respective periods	(2,147)	3,851	8,197	3,608
Less: reclassification adjustment for net realized gains included in net income, net of taxes of nil, nil, $238 and nil for the respective periods	—	—	(360)	—
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $144, $249, $421 and $763 for the respective periods	219	376	638	1,155
Other comprehensive income (loss), net of taxes	(1,928)	4,227	8,475	4,763
Comprehensive income	$13,176	$17,678	$49,537	$44,540

American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	September 30, 2016		December 31, 2015
Assets
Cash and due from banks		$109,591		$127,201
Interest-bearing deposits		103,989		93,680
Available-for-sale investment securities, at fair value		996,984		820,648
Stock in Federal Home Loan Bank, at cost		11,218		10,678
Loans receivable held for investment		4,734,638		4,615,819
Allowance for loan losses		(58,737)		(50,038)
Net loans		4,675,901		4,565,781
Loans held for sale, at lower of cost or fair value		26,743		4,631
Other		330,054		309,946
Goodwill		82,190		82,190
Total assets		$6,336,670		$6,014,755

Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$1,570,613		$1,520,374
Deposit liabilities—interest-bearing		3,810,108		3,504,880
Other borrowings		265,388		328,582
Other		106,396		101,029
Total liabilities		5,752,505		5,454,865
Commitments and contingencies
Common stock		1		1
Additional paid in capital		342,234		340,496
Retained earnings		250,726		236,664
Accumulated other comprehensive loss, net of tax benefits
Net unrealized gains (losses) on securities	$5,965		$(1,872)
Retirement benefit plans	(14,761)	(8,796)	(15,399)	(17,271)
Total shareholder’s equity		584,165		559,890
Total liabilities and shareholder’s equity		$6,336,670		$6,014,755

Other assets
Bank-owned life insurance		$141,262		$138,139
Premises and equipment, net		91,354		88,077
Prepaid expenses		4,072		3,550
Accrued interest receivable		15,489		15,192
Mortgage-servicing rights		9,191		8,884
Low-income housing equity investments		48,474		37,793
Real estate acquired in settlement of loans, net		219		1,030
Other		19,993		17,281
		$330,054		$309,946
Other liabilities
Accrued expenses		$37,671		$30,705
Federal and state income taxes payable		13,971		13,448
Cashier’s checks		24,923		21,768
Advance payments by borrowers		5,531		10,311
Other		24,300		24,797
		$106,396		$101,029

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.

Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of $165 million and $100 million, respectively, as of September 30, 2016 and $229 million and $100 million, respectively, as of December 31, 2015.
Available-for-sale investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value		Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
September 30, 2016
Available-for-sale
U.S. Treasury and federal agency obligations	$186,287	$3,125	$(40)	$189,372	1	$9,988	$(12)	1	$3,834	$(28)
Mortgage-related securities- FNMA, FHLMC and GNMA	800,794	7,782	(964)	807,612	18	134,687	(323)	13	51,458	(641)
	$987,081	$10,907	$(1,004)	$996,984	19	$144,675	$(335)	14	$55,292	$(669)
December 31, 2015
Available-for-sale
U.S. Treasury and federal agency obligations	$213,234	$1,025	$(1,300)	$212,959	13	$83,053	$(866)	3	$17,378	$(434)
Mortgage-related securities- FNMA, FHLMC and GNMA	610,522	3,564	(6,397)	607,689	38	305,785	(2,866)	25	125,817	(3,531)
	$823,756	$4,589	$(7,697)	$820,648	51	$388,838	$(3,732)	28	$143,195	$(3,965)
ASB does not believe that the investment securities that were in an unrealized loss position at September 30, 2016, represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to rising interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities. The contractual cash flows of the investment securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB did not recognize OTTI for the quarters ended September 30, 2016 and 2015.
U.S. Treasury and federal agency obligations have contractual terms to maturity. Mortgage-related securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.
The contractual maturities of available-for-sale investment securities were as follows:

September 30, 2016	Amortized cost	Fair value
(in thousands)
Due in one year or less	$—	$—
Due after one year through five years	87,165	88,754
Due after five years through ten years	78,222	79,534
Due after ten years	20,900	21,084
	186,287	189,372
Mortgage-related securities-FNMA,FHLMC and GNMA	800,794	807,612
Total available-for-sale securities	$987,081	$996,984

Allowance for loan losses.  The allowance for loan losses (balances and changes) and financing receivables were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Unallo-cated	Total
Three months ended September 30, 2016
Allowance for loan losses:
Beginning balance	$4,384	$13,561	$7,836	$1,689	$6,993	$12	$17,085	$3,771	$—	$55,331
Charge-offs	(373)	—	(108)	—	—	—	(833)	(1,879)	—	(3,193)
Recoveries	92	—	15	187	—	—	347	211	—	852
Provision	154	1,289	(248)	23	179	(2)	2,457	1,895	—	5,747
Ending balance	$4,257	$14,850	$7,495	$1,899	$7,172	$10	$19,056	$3,998	$—	$58,737
Three months ended September 30, 2015
Allowance for loan losses:
Beginning balance	$4,291	$10,420	$6,613	$2,103	$2,575	$18	$17,469	$2,876	$—	$46,365
Charge-offs	(138)	—	(185)	—	—	—	(126)	(1,271)	—	(1,720)
Recoveries	45	—	33	34	—	—	279	241	—	632
Provision	285	987	446	(73)	944	(5)	(920)	1,333	—	2,997
Ending balance	$4,483	$11,407	$6,907	$2,064	$3,519	$13	$16,702	$3,179	$—	$48,274
Nine months ended September 30, 2016
Allowance for loan losses:
Beginning balance	$4,186	$11,342	$7,260	$1,671	$4,461	$13	$17,208	$3,897	$—	$50,038
Charge-offs	(433)	—	(108)	—	—	—	(3,138)	(4,977)	—	(8,656)
Recoveries	144	—	46	306	—	—	907	686	—	2,089
Provision	360	3,508	297	(78)	2,711	(3)	4,079	4,392	—	15,266
Ending balance	$4,257	$14,850	$7,495	$1,899	$7,172	$10	$19,056	$3,998	$—	$58,737
September 30, 2016
Ending balance: individually evaluated for impairment	$1,625	$161	$1,040	$951	$—	$—	$4,734	$2		$8,513
Ending balance: collectively evaluated for impairment	$2,632	$14,689	$6,455	$948	$7,172	$10	$14,322	$3,996	$—	$50,224
Financing Receivables:
Ending balance	$2,054,460	$774,349	$859,952	$19,666	$140,758	$15,073	$717,450	$158,065		$4,739,773
Ending balance: individually evaluated for impairment	$21,566	$3,762	$5,886	$4,428	$—	$—	$28,685	$11		$64,338
Ending balance: collectively evaluated for impairment	$2,032,894	$770,587	$854,066	$15,238	$140,758	$15,073	$688,765	$158,054		$4,675,435
Nine months ended September 30, 2015
Allowance for loan losses:
Beginning balance	$4,662	$8,954	$6,982	$1,875	$5,471	$28	$14,017	$3,629	$—	$45,618
Charge-offs	(352)	—	(205)	—	—	—	(928)	(3,196)	—	(4,681)
Recoveries	112	—	72	219	—	—	726	772	—	1,901
Provision	61	2,453	58	(30)	(1,952)	(15)	2,887	1,974	—	5,436
Ending balance	$4,483	$11,407	$6,907	$2,064	$3,519	$13	$16,702	$3,179	$—	$48,274
December 31, 2015
Ending balance: individually evaluated for impairment	$1,453	$—	$442	$891	$—	$—	$3,527	$7		$6,320
Ending balance: collectively evaluated for impairment	$2,733	$11,342	$6,818	$780	$4,461	$13	$13,681	$3,890	$—	$43,718
Financing Receivables:
Ending balance	$2,069,665	$690,561	$846,294	$18,229	$100,796	$14,089	$758,659	$123,775		$4,622,068
Ending balance: individually evaluated for impairment	$22,457	$1,188	$3,225	$5,683	$—	$—	$21,119	$13		$53,685
Ending balance: collectively evaluated for impairment	$2,047,208	$689,373	$843,069	$12,546	$100,796	$14,089	$737,540	$123,762		$4,568,383

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

Each loan is assigned an Asset Quality Rating (AQR) reflecting the likelihood of repayment or orderly liquidation of that loan transaction pursuant to regulatory credit classifications:  Pass, Special Mention, Substandard, Doubtful and Loss. The AQR is a function of the probability of default model rating, the loss given default and possible non-model factors which impact the ultimate collectability of the loan such as character of the business owner/guarantor, interim period performance, litigation, tax liens and major changes in business and economic conditions. Pass exposures generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral. Special Mention loans have potential weaknesses that, if left uncorrected, could jeopardize the liquidation of the debt.  Substandard loans have well-defined weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the Bank may sustain some loss. An asset classified Doubtful has the weaknesses of those classified Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
The credit risk profile by internally assigned grade for loans was as follows:

	September 30, 2016			December 31, 2015
(in thousands)	Commercial real estate	Commercial construction	Commercial	Commercial real estate	Commercial construction	Commercial
Grade:
Pass	$681,712	$114,325	$643,547	$642,410	$86,991	$703,208
Special mention	58,411	—	17,654	7,710	13,805	7,029
Substandard	34,226	26,433	54,156	40,441	—	47,975
Doubtful	—	—	2,093	—	—	447
Loss	—	—	—	—	—	—
Total	$774,349	$140,758	$717,450	$690,561	$100,796	$758,659

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
September 30, 2016
Real estate:
Residential 1-4 family	$4,293	$1,626	$10,576	$16,495	$2,037,965	$2,054,460	$—
Commercial real estate	—	—	—	—	774,349	774,349	—
Home equity line of credit	827	787	674	2,288	857,664	859,952	—
Residential land	—	—	541	541	19,125	19,666	393
Commercial construction	—	—	—	—	140,758	140,758	—
Residential construction	—	—	—	—	15,073	15,073	—
Commercial	681	997	19	1,697	715,753	717,450	—
Consumer	1,708	636	813	3,157	154,908	158,065	—
Total loans	$7,509	$4,046	$12,623	$24,178	$4,715,595	$4,739,773	$393
December 31, 2015
Real estate:
Residential 1-4 family	$4,967	$3,289	$11,503	$19,759	$2,049,906	$2,069,665	$—
Commercial real estate	—	—	—	—	690,561	690,561	—
Home equity line of credit	896	706	477	2,079	844,215	846,294	—
Residential land	—	—	415	415	17,814	18,229	—
Commercial construction	—	—	—	—	100,796	100,796	—
Residential construction	—	—	—	—	14,089	14,089	—
Commercial	125	223	878	1,226	757,433	758,659	—
Consumer	1,383	593	644	2,620	121,155	123,775	—
Total loans	$7,371	$4,811	$13,917	$26,099	$4,595,969	$4,622,068	$—

The credit risk profile based on nonaccrual loans, accruing loans 90 days or more past due and TDR loans was as follows:

(in thousands)	September 30, 2016	December 31, 2015
Real estate:
Residential 1-4 family	$20,929	$20,554
Commercial real estate	3,762	1,188
Home equity line of credit	2,404	2,254
Residential land	776	970
Commercial construction	—	—
Residential construction	—	—
Commercial	23,588	20,174
Consumer	1,157	895
Total nonaccrual loans	$52,616	$46,035
Real estate:
Residential 1-4 family	$—	$—
Commercial real estate	—	—
Home equity line of credit	—	—
Residential land	393	—
Commercial construction	—	—
Residential construction	—	—
Commercial	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	$393	$—
Real estate:
Residential 1-4 family	$13,308	$13,962
Commercial real estate	—	—
Home equity line of credit	4,501	2,467
Residential land	3,258	4,713
Commercial construction	—	—
Residential construction	—	—
Commercial	4,673	1,104
Consumer	—	—
Total troubled debt restructured loans not included above	$25,740	$22,246

The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

	September 30, 2016			Three months ended September 30, 2016		Nine months ended September 30, 2016
(in thousands)	Recorded investment	Unpaid principal balance	Related Allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$10,137	$11,473	$—	$10,069	$65	$10,378	$268
Commercial real estate	1,351	1,645	—	1,206	—	1,177	—
Home equity line of credit	1,300	1,695	—	1,220	6	1,035	15
Residential land	1,608	2,304	—	1,521	16	1,532	47
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	6,624	7,637	—	14,352	141	9,240	154
Consumer	—	—	—	10	—	3	—
	$21,020	$24,754	$—	$28,378	$228	$23,365	$484
With an allowance recorded
Real estate:
Residential 1-4 family	$11,429	$11,632	$1,625	$11,800	$119	$11,933	$356
Commercial real estate	2,411	2,482	161	2,444	—	1,939	—
Home equity line of credit	4,587	4,657	1,040	4,165	36	3,470	91
Residential land	2,819	2,819	951	2,915	44	3,090	165
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	22,061	22,434	4,734	11,433	65	15,075	275
Consumer	11	11	2	11	—	12	—
	$43,318	$44,035	$8,513	$32,768	$264	$35,519	$887
Total
Real estate:
Residential 1-4 family	$21,566	$23,105	$1,625	$21,869	$184	$22,311	$624
Commercial real estate	3,762	4,127	161	3,650	—	3,116	—
Home equity line of credit	5,887	6,352	1,040	5,385	42	4,505	106
Residential land	4,427	5,123	951	4,436	60	4,622	212
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	28,685	30,071	4,734	25,785	206	24,315	429
Consumer	11	11	2	21	—	15	—
	$64,338	$68,789	$8,513	$61,146	$492	$58,884	$1,371

	December 31, 2015			Three months ended September 30, 2015		Nine months ended September 30, 2015
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$10,596	$11,805	$—	$11,159	$119	$11,301	$274
Commercial real estate	1,188	1,436	—	—	74	362	74
Home equity line of credit	707	948	—	498	1	444	3
Residential land	1,644	2,412	—	2,280	29	2,647	125
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	5,671	6,333	—	4,250	3	5,659	144
Consumer	—	—	—	—	—	—	—
	$19,806	$22,934	$—	$18,187	$226	$20,413	$620
With an allowance recorded
Real estate:
Residential 1-4 family	$11,861	$11,914	$1,453	$11,451	$174	$11,585	$430
Commercial real estate	—	—	—	—	—	1,985	—
Home equity line of credit	2,518	2,579	442	2,048	13	1,295	27
Residential land	4,039	4,117	891	3,971	74	4,435	241
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	15,448	16,073	3,527	18,487	106	10,942	192
Consumer	13	13	7	14	—	15	—
	$33,879	$34,696	$6,320	$35,971	$367	$30,257	$890
Total
Real estate:
Residential 1-4 family	$22,457	$23,719	$1,453	$22,610	$293	$22,886	$704
Commercial real estate	1,188	1,436	—	—	74	2,347	74
Home equity line of credit	3,225	3,527	442	2,546	14	1,739	30
Residential land	5,683	6,529	891	6,251	103	7,082	366
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	21,119	22,406	3,527	22,737	109	16,601	336
Consumer	13	13	7	14	—	15	—
	$53,685	$57,630	$6,320	$54,158	$593	$50,670	$1,510

*	Since loan was classified as impaired.

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
Loan modifications that occurred and the impact on the allowance for loan losses were as follows:

	Three months ended September 30, 2016				Nine months ended September 30, 2016
	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance
(dollars in thousands)		Pre-modification	Post-modification	(as of period end)		Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	2	$251	$251	$46	11	$2,239	$2,351	$305
Commercial real estate	—	—	—	—	—	—	—	—
Home equity line of credit	12	1,268	1,268	237	30	2,705	2,705	492
Residential land	—	—	—	—	1	120	121	—
Commercial construction	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Commercial	6	3,462	3,462	53	14	20,119	20,119	723
Consumer	—	—	—	—	—	—	—	—
	20	$4,981	$4,981	$336	56	$25,183	$25,296	$1,520

	Three months ended September 30, 2015				Nine months ended September 30, 2015
	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance
(dollars in thousands)		Pre-modification	Post-modification	(as of period end)		Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	3	$860	$866	$1	10	$2,055	$2,079	$48
Commercial real estate	—	—	—	—	—	—	—	—
Home equity line of credit	10	943	943	140	32	2,062	2,062	300
Residential land	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Commercial	2	1,208	1,208	16	6	1,461	1,461	94
Consumer	—	—	—	—	—	—	—	—
	15	$3,011	$3,017	$157	48	$5,578	$5,602	$442

[1]	The reported balances include loans that became TDR during the period, and were fully paid-off, charged-off, or sold prior to period end.

Loans modified in TDRs that experienced a payment default of 90 days or more in the indicated periods, and for which the payment of default occurred within one year of the modification, were as follows:

	Three months ended September 30, 2016		Nine months ended September 30, 2016
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate:
Residential 1-4 family	1	$239	1	$239
Commercial real estate	—	—	—	—
Home equity line of credit	—	—	—	—
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	—	—	1	25
Consumer	—	—	—	—
	1	$239	2	$264

	Three months ended September 30, 2015		Nine months ended September 30, 2015
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate:
Residential 1-4 family	—	$—	—	$—
Commercial real estate	—	—	—	—
Home equity line of credit	1	7	1	7
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
	1	$7	1	$7
If loans modified in a TDR subsequently default, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled $2.5 million at September 30, 2016.
Mortgage servicing rights. In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $70.0 million and $58.2 million for the three months ended September 30, 2016 and 2015 and $168.5 million and $231.5 million for the nine months ended September 30, 2016 and 2015, respectively, and recognized gains on such sales of $2.4 million and $1.4 million for the three months ended September 30, 2016 and 2015 and $5.1 million and $5.3 million for the nine months ended September 30, 2016 and 2015 respectively.
There were no repurchased mortgage loans for the three months ended September 30, 2016 and 2015 and nine months ended September 30, 2016 and 2015. The repurchase reserve was $0.1 million and $0.1 million as of September 30, 2016 and 2015, respectively.
Mortgage servicing fees, a component of other income, net, were $0.7 million and $0.9 million for the three months ended September 30, 2016 and 2015 and $2.1 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively.

Changes in the carrying value of mortgage servicing rights were as follows:

(in thousands)	Gross carrying amount[1]	Accumulated amortization[1]	Valuation allowance	Net carrying amount
September 30, 2016	$16,475	$(7,284)	$—	$9,191
December 31, 2015	14,531	(5,647)	—	8,884
1 Reflects the impact of loans paid in full.

Changes related to mortgage servicing rights were as follows:

(in thousands)	2016	2015
Mortgage servicing rights
Balance, January 1	$8,884	$11,749
Amount capitalized	1,944	2,636
Amortization	(1,637)	(2,123)
Other-than-temporary impairment	—	(4)
Carrying amount before valuation allowance, September 30	9,191	12,258
Valuation allowance for mortgage servicing rights
Balance, January 1	—	209
Provision (recovery)	—	(205)
Other-than-temporary impairment	—	(4)
Balance, September 30	—	—
Net carrying value of mortgage servicing rights	$9,191	$12,258
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
Key assumptions used in estimating the fair value of ASB’s mortgage servicing rights used in the impairment analysis were as follows:

(dollars in thousands)	September 30, 2016	December 31, 2015
Unpaid principal balance	$1,160,266	$1,097,314
Weighted average note rate	4.00%	4.05%
Weighted average discount rate	9.4%	9.6%
Weighted average prepayment speed	12.4%	9.3%

The sensitivity analysis of fair value of MSR to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	September 30, 2016	December 31, 2015
Prepayment rate:
25 basis points adverse rate change	$(533)	$(561)
50 basis points adverse rate change	(952)	(1,104)
Discount rate:
25 basis points adverse rate change	(90)	(111)
50 basis points adverse rate change	(179)	(220)

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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheet	Net amount of liabilities presented in the Balance Sheet
Repurchase agreements
September 30, 2016	$165	$—	$165
December 31, 2015	229	—	229

	Gross amount not offset in the Balance Sheet
(in millions)	Liabilities presented in the Balance Sheet	Financial instruments	Cash collateral pledged
September 30, 2016
Financial institution	$50	$53	$—
Government entities	14	16	—
Commercial account holders	101	135	—
Total	$165	$204	$—
December 31, 2015
Financial institution	$50	$56	$—
Government entities	56	61	—
Commercial account holders	123	144	—
Total	$229	$261	$—
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
Derivative financial instruments. ASB enters into interest rate lock commitments (IRLCs) with borrowers, and forward commitments to sell loans or to-be-announced mortgage-backed securities to investors to hedge against the inherent interest rate and pricing risks associated with selling loans.
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	September 30, 2016		December 31, 2015
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$40,700	$843	$22,241	$384
Forward commitments	43,500	(163)	23,644	(29)
ASB’s derivative financial instruments, their fair values, and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	September 30, 2016		December 31, 2015
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$843	$—	$384	$—
Forward commitments	1	164	1	30
	$844	$164	$385	$30
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in the statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statement of Income	Three months ended September 30		Nine months ended September 30
(in thousands)		2016	2015	2016	2015
Interest rate lock commitments	Mortgage banking income	$48	$139	$459	$195
Forward commitments	Mortgage banking income	103	(117)	(134)	(18)
		$151	$22	$325	$177
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $18.1 million and $10.1 million at September 30, 2016 and December 31, 2015, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. Cash contributions and payments made on commitments to LIHTC investment partnerships are classified as operating activities in the Company’s consolidated statements of cash flows. As of September 30, 2016, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.
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

6 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first nine months of 2016, the Company contributed $49 million ($48 million by the Utilities) to its pension and other postretirement benefit plans, compared to $66 million ($65 million by the Utilities) in the first nine months of 2015. The Company’s current estimate of contributions to its pension and other postretirement benefit plans in 2016 is $65 million ($64 million by the Utilities, $1 million by HEI and nil by ASB), compared to $88 million ($86 million by the Utilities, $2 million by HEI and nil by ASB) in 2015. In addition, the Company expects to pay directly $3 million ($1 million by the Utilities) of benefits in 2016, compared to $1 million ($0.4 million by the Utilities) paid in 2015.
The components of net periodic benefit cost for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended September 30				Nine months ended September 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2016	2015	2016	2015	2016	2015	2016	2015
HEI consolidated
Service cost	$15,126	$16,577	$831	$982	$45,430	$49,683	$2,499	$2,945
Interest cost	20,396	19,229	2,417	2,254	61,154	57,731	7,254	6,757
Expected return on plan assets	(24,640)	(22,126)	(3,064)	(2,912)	(73,920)	(66,426)	(9,207)	(8,753)
Amortization of net prior service loss (gain)	(15)	1	(449)	(448)	(43)	3	(1,345)	(1,345)
Amortization of net actuarial loss	6,228	9,191	200	450	18,605	27,608	603	1,346
Net periodic benefit cost	17,095	22,872	(65)	326	51,226	68,599	(196)	950
Impact of PUC D&Os	(4,653)	(10,017)	336	(60)	(13,464)	(29,994)	1,008	(180)
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$12,442	$12,855	$271	$266	$37,762	$38,605	$812	$770
Hawaiian Electric consolidated
Service cost	$14,699	$16,066	$821	$967	$44,097	$48,197	$2,463	$2,902
Interest cost	18,702	17,632	2,334	2,175	56,106	52,897	7,003	6,525
Expected return on plan assets	(22,908)	(20,635)	(3,023)	(2,873)	(68,725)	(61,906)	(9,072)	(8,621)
Amortization of net prior service loss (gain)	3	10	(451)	(450)	10	30	(1,353)	(1,352)
Amortization of net actuarial loss	5,674	8,342	198	438	17,020	25,028	595	1,315
Net periodic benefit cost	16,170	21,415	(121)	257	48,508	64,246	(364)	769
Impact of PUC D&Os	(4,653)	(10,017)	336	(60)	(13,464)	(29,994)	1,008	(180)
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$11,517	$11,398	$215	$197	$35,044	$34,252	$644	$589
HEI consolidated recorded retirement benefits expense of $26 million ($23 million by the Utilities) and $27 million ($22 million by the Utilities) in the first nine months of 2016 and 2015, respectively, and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first nine months of 2016 and 2015, the Company’s expenses for its defined contribution pension plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $4.1 million and $4.0 million, respectively, and cash contributions were $4.6 million and $4.3 million, respectively. For the first nine months of 2016 and 2015, the Utilities’ expenses for its defined contribution pension plan under the HEIRSP were $1.2 million and $1.1 million, respectively, and cash contributions were $1.2 million and $1.1 million, respectively.

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
As of September 30, 2016, approximately 3.4 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 0.4 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of September 30, 2016, there were 121,198 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2016	2015	2016	2015
HEI consolidated
Share-based compensation expense [1]	$1.6	$1.0	$3.6	$4.8
Income tax benefit	0.5	0.3	1.2	1.7
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.5	0.1	1.0	1.3
Income tax benefit	0.2	—	0.4	0.5

[1]
For the three and nine months ended September 30, 2016, the Company has not capitalized any share-based compensation. $0.03 million and $0.12 million of this share-based compensation expense was capitalized in the three and nine months ended September 30, 2015.

Stock awards. No nonemployee director stock grants were awarded from January 1 to September 29, 2016. Nonemployee director awards totaling $0.2 million were paid in cash in July 2016. HEI granted HEI common stock to nonemployee directors of HEI, Hawaiian Electric and ASB under the 2011 Director Plan as follows:

	Nine months ended September 30
($ in millions)	2016	2015
Shares granted	19,846	28,246
Fair value	$0.6	$0.8
Income tax benefit	0.2	0.3
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI Common Stock on the grant date.
Stock appreciation rights.  As of September 30, 2016 and December 31, 2015, there were no remaining SARs outstanding.
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

Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended September 30				Nine months ended September 30
	2016		2015		2016		2015
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	225,752	$29.59	252,302	$28.35	210,634	$28.82	261,235	$25.77
Granted	766	30.65	690	30.91	95,048	29.91	85,772	33.69
Vested	(4,419)	27.26	(19,840)	25.35	(83,583)	27.88	(99,891)	25.69
Forfeited	(2,352)	29.69	(14,316)	25.82	(2,352)	29.69	(28,280)	26.66
Outstanding, end of period	219,747	$29.64	218,836	$28.79	219,747	$29.64	218,836	$28.79
Total weighted-average grant-date fair value of shares granted ($ millions)	$—		$—		$2.8		$2.9

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
As of September 30, 2016, there was $4.4 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.6 years.
For the first nine months of 2016 and 2015, total restricted stock units that vested and related dividends had a fair value of $2.7 million and $3.7 million, respectively, and the related tax benefits were $0.9 million and $1.1 million, respectively.
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
LTIP linked to TRS.  Information about HEI’s LTIP grants linked to TRS was as follows:

	Three months ended September 30				Nine months ended September 30
	2016		2015		2016		2015
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	83,947	$22.95	163,423	$27.63	162,500	$27.66	257,956	$28.45
Granted (target level)	—	—	—	—	—	—	—	—
Vested (issued or unissued and cancelled)	—	—	—	—	(78,553)	32.69	(75,915)	30.71
Forfeited	(175)	22.95	—	—	(175)	22.95	(18,618)	26.41
Outstanding, end of period	83,772	$22.95	163,423	$27.63	83,772	$22.95	163,423	$27.63

(1)	Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.

 For the nine months ended September 30, 2016 and 2015, all vested shares in the table above were unissued and cancelled (i.e., lapsed) because the TRS goal was not met.
As of September 30, 2016, there was $0.1 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TRS. The cost is expected to be recognized over a weighted-average period of 0.3 years.

LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended September 30				Nine months ended September 30
	2016		2015		2016		2015
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	113,550	$25.18	220,158	$26.00	222,647	$26.02	364,731	$26.01
Granted (target level)	—	—	—	—	—	—	—	—
Vested (issued)	—	—	—	—	(109,097)	26.89	(121,249)	26.05
Cancelled	—	—	(14,050)	26.89	—	—	(14,050)	26.89
Forfeited	(699)	25.19	—	—	(699)	25.19	(23,324)	25.85
Outstanding, end of period	112,851	$25.18	206,108	$25.94	112,851	$25.18	206,108	$25.94

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the nine months ended September 30, 2016 and 2015, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $3.6 million and $4.7 million and the related tax benefits were $1.4 million and $1.8 million, respectively.
As of September 30, 2016, there was $0.2 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TRS. The cost is expected to be recognized over a weighted-average period of 0.3 years.
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

Accumulated other comprehensive income.  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	Unrealized gains on derivatives	Retirement benefit plans	AOCI
Balance, December 31, 2015	$(1,872)	$(54)	$(24,336)	$(26,262)	$—	$925	$925
Current period other comprehensive income	7,837	459	943	9,239	405	7	412
Balance, September 30, 2016	$5,965	$405	$(23,393)	$(17,023)	$405	$932	$1,337
Balance, December 31, 2014	$462	$(289)	$(27,551)	$(27,378)	$—	$45	$45
Current period other comprehensive income	3,608	177	1,576	5,361	—	11	11
Balance, September 30, 2015	$4,070	$(112)	$(25,975)	$(22,017)	$—	$56	$56
Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI
	Three months ended September 30		Nine months ended September 30		Affected line item in the
(in thousands)	2016	2015	2016	2015	Statement of Income
HEI consolidated
Net realized gains on securities	$—	$—	$(360)	$—	Revenues-bank (net gains on sales of securities)
Derivatives qualified as cash flow hedges
Window forward contracts	(173)	—	(173)	—	Revenues-electric utility (gains on window forward)
Interest rate contracts (settled in 2011)	—	59	54	177	Interest expense
Retirement benefit plan items
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	3,641	5,611	10,877	16,850	See Note 6 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(3,311)	(5,091)	(9,934)	(15,274)	See Note 6 for additional details
Total reclassifications	$157	$579	$464	$1,753
Hawaiian Electric consolidated
Derivatives qualified as cash flow hedges
Window forward contracts	$(173)	$—	$(173)	$—	Revenues (gains on window forward)
Retirement benefit plan items
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	3,314	5,095	9,941	15,285	See Note 6 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(3,311)	(5,091)	(9,934)	(15,274)	See Note 6 for additional details
Total reclassifications	$(170)	$4	$(166)	$11

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
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include mortgage servicing rights accounted for by the amortization method, loan impairments for certain loans and goodwill.
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

		Estimated fair value
	Carrying or notional amount	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2016
Financial assets
Money market funds	$45,030	$—	$45,030	$—	$45,030
Available-for-sale investment securities	996,984	—	996,984	—	996,984
Stock in Federal Home Loan Bank	11,218	—	11,218	—	11,218
Loans receivable, net	4,702,644	—	26,784	4,923,457	4,950,241
Mortgage servicing rights	9,191	—	—	10,971	10,971
Bank-owned life insurance	141,262	—	141,262	—	141,262
Derivative assets	62,581	—	1,508	—	1,508
The Utilities’ derivative assets (included in amount above)	20,725	—	664	—	664
Financial liabilities
Deposit liabilities	5,380,721	—	5,384,924	—	5,384,924
Other bank borrowings	265,388	—	267,892	—	267,892
Long-term debt, net—other than bank	1,579,065	—	1,741,707	—	1,741,707
The Utilities’ long-term debt, net (included in amount above)	1,279,327	—	1,432,766	—	1,432,766
Derivative liabilities	42,344	121	43	—	164
December 31, 2015
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment securities	820,648	—	820,648	—	820,648
Stock in Federal Home Loan Bank	10,678	—	10,678	—	10,678
Loans receivable, net	4,570,412	—	4,639	4,744,886	4,749,525
Mortgage servicing rights	8,884	—	—	11,790	11,790
Bank-owned life insurance	138,139	—	138,139	—	138,139
Derivative assets	22,616	—	385	—	385
Financial liabilities
Deposit liabilities	5,025,254	—	5,024,500	—	5,024,500
Short-term borrowings—other than bank	103,063	—	103,063	—	103,063
Other bank borrowings	328,582	—	333,392	—	333,392
Long-term debt, net—other than bank*	1,578,368	—	1,669,087	—	1,669,087
The Utilities’ long-term debt, net (included in amount above)*	1,278,702	—	1,363,766	—	1,363,766
Derivative liabilities	23,269	15	15	—	30
* See Note 11 for the impact to prior period financial information of the adoption of ASU No. 2015-03.

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2016			December 31, 2015
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds (“other” segment)	$—	$45,030	$—	$—	$10	$—
Available-for-sale investment securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$807,612	$—	$—	$607,689	$—
U.S. Treasury and federal agency obligations	—	189,372	—	—	212,959	—
	$—	$996,984	$—	$—	$820,648	$—
Derivative assets
Interest rate lock commitments [1]	$—	$843	$—	$—	$384	$—
Forward commitments [1]	—	1	—	—	1	—
Window forward contract [2]	—	664	—	—	—	—
	$—	$1,508	$—	$—	$385	$—
Derivative liabilities [1]
Forward commitments	$121	$43	$—	$15	$15	$—
1  Derivatives are carried at fair value with changes in value reflected in the balance sheet in other assets or other liabilities and included in mortgage banking income.
2 Asset derivatives are included in other current assets in the balance sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the quarter ended September 30, 2016.
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

		Fair value measurements
(in thousands)	Balance	Level 1	Level 2	Level 3
September 30, 2016
Loans	$1,382	$—	$—	$1,382
Real estate acquired in settlement of loans	219	—	—	219
December 31, 2015
Loans	178	—	—	178
Real estate acquired in settlement of loans	1,030	—	—	1,030
 At September 30, 2016 and 2015, there were no adjustments to fair value for ASB’s loans held for sale which were carried at the lower of cost or fair value.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value (1)
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
September 30, 2016
Residential loans	$1,370	Fair value of property or collateral	Appraised value less 7% selling costs	42-91%	64%
Home equity lines of credit	12	Fair value of property or collateral	Appraised value less 7% selling costs		N/A (2)
Total loans	$1,382
Real estate acquired in settlement of loans	$219	Fair value of property or collateral	Appraised value less 7% selling costs	100%	100%

December 31, 2015
Residential loans	$50	Fair value of property or collateral	Appraised value less 7% selling costs		N/A (2)
Home equity lines of credit	128	Fair value of property or collateral	Appraised value less 7% selling costs		N/A (2)
Total loans	$178
Real estate acquired in settlement of loans	$1,030	Fair value of property or collateral	Appraised value less 7% selling cost	100%	100%
(1) Represent percent of outstanding principal balance.

(2)	N/A - Not applicable. There is one loan in each fair value measurement type.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

10 · Cash flows

Nine months ended September 30	2016	2015
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates	$61	$61
Income taxes paid	19	62
Income taxes refunded	45	55
Hawaiian Electric consolidated
Interest paid to non-affiliates	43	43
Income taxes paid	—	13
Income taxes refunded	20	12
Supplemental disclosures of noncash activities
HEI consolidated
Common stock dividends reinvested in HEI common stock (financing) [1]	17	—
Loans transferred from held for investment to held for sale (investing)	14	—
Real estate transferred from property, plant and equipment to other assets held-for-sale (investing)	1	5
Obligations to fund low income housing investments (operating)	14	1
HEI consolidated and Hawaiian Electric consolidated
Additions to electric utility property, plant and equipment - unpaid invoices and accruals (investing)	(7)	1
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
Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on eight specific cash flow issues - debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle.
The Company plans to adopt ASU 2016-15 in the first quarter of 2018 using a retrospective transition method and has not yet determined the impact of adoption.

12 · Credit agreements and long-term debt
Credit agreements.
HEI. On April 2, 2014, HEI and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (HEI Facility). The HEI Facility increased HEI’s line of credit to $150 million from $125 million, extended the term of the facility to April 2, 2019, and provided improved pricing compared to HEI’s prior facility. Under the HEI Facility, draws would generally bear interest, based on HEI’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 137.5 basis points and annual fees on undrawn commitments of 20 basis points. The HEI Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the HEI Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. In addition, the HEI Consolidated Net Worth covenant, as defined in the original facility, was removed from the HEI Facility, leaving only one financial covenant (relating to HEI’s ratio of funded debt to total capitalization, each on a non-consolidated basis). Under the credit agreement, it is an event of default if HEI fails to maintain an unconsolidated “Capitalization Ratio” (funded debt) of 50% or less (actual ratio of 13% as of September 30, 2016, as calculated under the agreement) or if HEI no longer owns Hawaiian Electric. The HEI Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with covenants (such as covenants preventing HEI’s subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HEI).
The facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay HEI’s short-term and long-term indebtedness, to make investments in or loans to subsidiaries and for HEI’s working capital and general corporate purposes.
Hawaiian Electric. On April 2, 2014, Hawaiian Electric and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (Hawaiian Electric Facility). The Hawaiian Electric Facility increased Hawaiian Electric’s line of credit to $200 million from $175 million. In January 2015, the PUC approved Hawaiian Electric’s request to extend the term of the credit facility to April 2, 2019. The Hawaiian Electric Facility provided improved pricing compared to its prior facility. Under the Hawaiian Electric Facility, draws would generally bear interest, based on Hawaiian Electric’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 137.5 basis points and annual fees on undrawn commitments of 20 basis points, as of August 3, 2016. The Hawaiian Electric Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the Hawaiian Electric Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. The Hawaiian Electric Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with several covenants (such as covenants preventing its subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, Hawaiian Electric, and restricting its ability as well as the ability of any of its subsidiaries to guarantee additional indebtedness of the subsidiaries if such additional debt would cause the subsidiary’s “Consolidated Subsidiary Funded Debt to Capitalization Ratio” to exceed 65% (ratio of 41% for Hawaii Electric Light and 41% for Maui Electric as of September 30, 2016, as calculated under the agreement)). In addition to customary defaults, Hawaiian Electric’s failure to maintain its financial ratios, as defined in its credit agreement, or meet other requirements may result in an event of default. For example, under the credit agreement, it is an event of default if Hawaiian Electric fails to maintain a “Consolidated Capitalization Ratio” (equity) of at least 35% (ratio of 57% as of September 30, 2016, as calculated under the credit agreement), or if Hawaiian Electric is no longer owned by HEI.
The credit facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay Hawaiian Electric’s short-term indebtedness, to make loans to subsidiaries and for Hawaiian Electric’s capital expenditures, working capital and general corporate purposes.
Changes in long-term debt.
HEI.  On March 21, 2016, HEI entered into a $75 million term loan agreement with Bank of America, N.A., which matures on March 23, 2018 and includes substantially the same financial covenant and customary conditions as the HEI credit agreement described above. On March 23, 2016, HEI drew an initial $75 million Eurodollar term loan at an initial interest rate of 1.18% for an initial one month interest period (and with subsequent resetting interest rates averaging 1.23% through September 30, 2016). The proceeds from the term loan were used to pay-off HEI’s $75 million 4.41% senior note at maturity on March 24, 2016.

13 · Related party transactions
For general management and administrative services in the third quarters of 2016 and 2015 and nine months ended September 30, 2016 and 2015, HEI charged the Utilities $0.7 million, $1.7 million, $5.2 million and $4.9 million, respectively, and HEI charged ASB $0.3 million, $0.5 million, $1.8 million and $1.7 million, respectively. The amounts charged by HEI to its subsidiaries for services provided by HEI employees are allocated primarily on the basis of time expended in providing such services. As of September 30, 2016, Hawaiian Electric’s short-term borrowings from HEI were $21 million.
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

	Three months ended September 30		Nine months ended September 30
(in millions)	2016	2015	2016	2015
HEI consolidated
HMSA costs	$7	$8	$21	$22
HMSA expense*	5	6	15	16
HDS costs	1	1	2	2
HDS expense*	1	1	2	2
Hawaiian Electric consolidated
HMSA costs	5	6	17	17
HMSA expense*	3	4	10	11
HDS costs	1	1	2	2
HDS expense*	—	—	1	1
* Charged the remaining costs primarily to electric utility plant.
The costs and expense in the table above are gross amounts (i.e., not net of employee contributions to employee benefits).
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2015 Form 10-K and should be read in conjunction with such discussion and the 2015 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2015 Form 10-K, as well as the quarterly (as of and for the three and nine months ended September 30, 2016) financial statements and notes thereto included in this Form 10-Q.

HEI consolidated
RESULTS OF OPERATIONS

(in thousands, except per	Three months ended September 30%
share amounts)	2016	2015	change	Primary reason(s)*
Revenues	$646,055	$717,176	(10)	Decrease for the electric utility segment, partly offset by increase for the bank segment
Operating income	105,442	97,095	9	Increases for the electric utility and bank segments, partly offset by higher loss for the “other” segment
Merger termination fee	90,000	—	NM	See Note 2 of the Consolidated Financial Statements.
Net income for common stock	127,142	50,673	151	Merger termination fee at corporate (in the “other” segment) and higher net income for the electric utility and bank segments
Basic earnings per common share	$1.17	$0.47	149	Higher net income, partly offset by the impact of higher weighted average shares outstanding
Weighted-average number of common shares outstanding	108,268	107,457	1	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and other plans

(in thousands, except per	Nine months ended September 30%
share amounts)	2016	2015	change	Primary reason(s)*
Revenues	$1,763,259	$1,978,950	(11)	Decrease for the electric utility segment, partly offset by increase for the bank segment
Operating income	259,748	239,331	9	Increases at all segments
Merger termination fee	90,000	—	NM	See Note 2 of the Consolidated Financial Statements.
Net income for common stock	203,622	117,557	73	Merger termination fee at corporate (in the “other” segment) and higher net income for the electric utility and bank segments
Basic earnings per common share	$1.89	$1.11	70	Higher net income, partly offset by the impact of higher weighted average shares outstanding
Weighted-average number of common shares outstanding	107,951	106,067	2	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and other plans

*	Also, see segment discussions which follow.
NM Not meaningful

Notes:  The Company’s effective tax rates (combined federal and state income tax rates) for the third quarters of 2016 and 2015 were 29% and 37%, respectively, and for the first nine months of 2016 and 2015 were 32% and 37%, respectively. The effective tax rate was lower for the quarter and nine months ended September 30, 2016 compared to the same periods in 2015 due primarily to tax benefits recognized on previously nondeductible merger- and spin-off-related expenses and other tax benefits recognized as a result of moving out of a federal net operating loss position.
HEI’s consolidated ROACE was 12.3% for the twelve months ended September 30, 2016 and 8.1% for the twelve months ended September 30, 2015.
Dividends.  The payout ratios for the first nine months of 2016 and full year 2015 were 49% and 82%, respectively. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation, including but not limited to the Company’s results of operations, the long-term prospects for the Company and current and expected future economic conditions.
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
Hawaii’s tourism industry, a significant driver of Hawaii’s economy, ended the first nine months of 2016 with higher visitor expenditures and arrivals as compared to the same period a year ago. Visitor arrivals increased 2.6% and expenditures increased 3.7% in the first nine months compared to the same time period of 2015. The Hawaii Tourism Authority expects scheduled nonstop seats to Hawaii for the fourth quarter of 2016 to slightly increase by 0.3% over the fourth quarter of 2015. The modest change is a result of stable U.S. West markets and growth in seats from U.S. East and Asian countries, other than Japan, being offset by declines for all other regions (Japan, Canada, Oceania and other).
Hawaii’s preliminary unemployment rate remained relatively stable at 3.3% in September 2016, lower than the state’s 3.4% rate in September 2015 and the September 2016 national unemployment rate of 5.0%.
Hawaii real estate activity, as indicated by the home sale market, experienced growth in median sales prices and closed sales for the first nine months of 2016 relative to the same time period in 2015. Median sales prices for single family residential homes and condominiums on Oahu increased 5.2% and 8.7%, respectively, over the first nine months of 2015. Closed sales for single family residential homes and condominiums increased by 4.8% and 9.0%, respectively, over the first nine months of 2015.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. In the third quarter of 2016, prices for crude remained stable, with only a slight average price increase relative to the prior quarter.
Information received since the July 2016 Federal Open Market Committee (FOMC) meeting indicates that the labor market remains strong and household spending has been growing. However, fixed business investment has continued to be weak and inflation has continued to remain below the FOMC target of 2%. In the September 21, 2016 meeting, the FOMC reaffirmed its federal funds rate target of 0.25% to 0.5%.
Overall, Hawaii is expected to see a continuation of the moderate expansion experienced in the first nine months of 2016. Tourism gains are forecasted to be marginally higher than in 2015. Construction remains high, as activity is expected to continue in 2016 as planned and permitted building continues and as new recently approved projects begin.
Recent tax developments. See “Recent tax developments” in Note 4 and income taxes paid and refunded in Note 10 of the Consolidated Financial Statements.
Retirement benefits.  For the first nine months of 2016, the Company’s defined benefit pension and other postretirement benefit plans’ assets generated a return, net of investment management fees, of 9.9%. Included in this return is the return on ASB’s plan assets, which are managed with a liability driven investment strategy. For the first nine months of 2016, ASB’s defined benefit pension plan assets generated a return, net of investment management fees, of 15.1%, due primarily to the lower interest rate environment since the investments were purchased. The market value of the Company’s defined benefit pension and other postretirement benefit plans’ assets as of September 30, 2016 and December 31, 2015 was $1.6 billion (including $1.4 billion for the Utilities) and $1.4 billion (including $1.3 billion for the Utilities), respectively.
The net periodic pension cost is higher than the ERISA minimum required contribution for 2016 as it was for 2015. Therefore, to satisfy the requirements of the Utilities’ pension tracking mechanism, net periodic pension cost will be the basis of the cash funding for 2016 as it was for 2015. The Company estimates that the cash funding for its defined benefit pension and other postretirement benefit plans in 2016 will be $65 million ($64 million by the Utilities, $1 million by HEI and nil by ASB), compared to $88 million in 2015. The 2016 contribution is expected to fully satisfy the minimum contribution requirements, including requirements of the Utilities’ pension and OPEB tracking mechanisms and the plans’ funding policies. The decline in the 2016 contribution from 2015 is largely due to the increase in the discount rate and a downward revision to the Mortality Improvement Scale, which resulted in a decline in net periodic pension cost.
The following table reflects the sensitivity of the qualified defined benefit pension projected benefit obligation (PBO) as of December 31, 2016 associated with a change in the pension benefits discount rate actuarial assumption by the indicated basis points and constitutes “forward-looking statements.”

	Change in 4.60%	Impact on HEI	Impact on the
Actuarial Assumption	assumption in basis points	consolidated PBO	Utilities PBO
Pension benefits discount rate	- 100/+100	$320 million/$(250) million	$300 million/$(234) million
In October 2016, the Society of Actuaries (SOA) released MP-2016 (mortality improvement scale), an update from MP-2014, to reflect three additional years of U.S. population mortality experience data. Application of MP-2016, as published, will result in lower future pension and OPEB plan obligations, costs and required contribution amounts. The Company is currently evaluating whether to adopt the use of MP-2016 in its measurement of its pension and OPEB plan obligations at December 31, 2016. The Company used the SOA published tables and improvement scales for December 31, 2014 and December 31, 2015 measurements. The Internal Revenue Service is evaluating mortality assumptions for purposes of developing prescribed tables for ERISA minimum funding purposes. The earliest the Company anticipates a change in IRS methodology is January 1, 2018. Since December 31, 2014, the Company is using different mortality assumptions for ERISA funding versus financial reporting and accounting.
Commitments and contingencies.  See Note 4, “Electric utility segment” and Note 5, “Bank segment,” of the Consolidated Financial Statements.
Recent accounting pronouncements.  See Note 11, “Recent accounting pronouncements,” of the Consolidated Financial Statements.
“Other” segment.

	Three months ended September 30		Nine months ended September 30
(in thousands)	2016	2015	2016	2015	Primary reason(s)
Revenues	$94	$(42)	$262	$(4)
Operating income (loss)	(7,097)	(6,364)	(18,621)	(28,282)	Lower merger and spin-off-related expenses (including expense reimbursements from NEE and insurers) in the first nine months of 2016 (see below)
Merger termination fee	90,000	—	90,000	—	See Note 2 of the Consolidated Financial Statements.
Net income (loss)	65,064	(5,784)	54,362	(24,941)	Merger termination fee and $8 million of tax benefits on previously non-deductible expenses related to the previously proposed merger with NEE and spin-off of ASBH
The “other” business segment includes results of the stand-alone corporate operations of HEI and ASB Hawaii, Inc. (ASBH), both holding companies; HEI Properties, Inc., a company which held passive, venture capital investments (all of which have been sold or abandoned prior to its dissolution in December 2015); and The Old Oahu Tug Service, Inc., a maritime freight transportation company that ceased operations in 1999; as well as eliminations of intercompany transactions. For the third quarter and first nine months of 2016, merger and spin-off related expenses (net of $6 million of reimbursements from NEE and insurers) recorded at HEI contributed $2 million and $5 million to operating losses, respectively. Expenses recorded at HEI related to the previously proposed merger with NEE and spin-off of ASBH amounted to $2 million and $15 million for the third quarter and first nine months of 2015, respectively. See Note 2, “Termination of proposed merger and other matters,”

FINANCIAL CONDITION
Liquidity and capital resources.  The Company believes that its ability to generate cash, both internally from electric utility and banking operations and externally from issuances of equity and debt securities, commercial paper and bank borrowings, is adequate to maintain sufficient liquidity to fund its contractual obligations and commercial commitments, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other cash requirements for the foreseeable future.
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	September 30, 2016		December 31, 2015
Short-term borrowings—other than bank	$—	—%	$103	3%
Long-term debt, net—other than bank	1,579	43	1,578	43
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,068	56	1,928	53
	$3,681	100%	$3,643	100%
HEI’s short-term borrowings and HEI’s line of credit facility were as follows:

	Average balance	Balance
(in millions)	Nine months ended September 30, 2016	September 30, 2016	December 31, 2015
Short-term borrowings [1]
Commercial paper	$58	$—	$103
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility		150	150

1   This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s external short-term borrowings during the first nine months of 2016 was $103 million. As of October 28, 2016, HEI had no outstanding commercial paper, and its line of credit facility was undrawn.
HEI has a line of credit facility, as amended and restated on April 2, 2014, of $150 million. See Note 12 of the Consolidated Financial Statements.
From March 6, 2014 through January 5, 2016, HEI satisfied the share purchase requirements of the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), HEIRSP and ASB 401(k) Plan through open market purchases of its common stock rather than through new issuances. From January 6 through September 30, 2016, HEI satisfied its share purchase requirements for the plans through new issuances, except that from June 2 through August 9, 2016, HEI satisfied the share purchase requirements of the HEIRSP and ASB 401(k) Plan through open market purchases of its common stock. For the first nine months of 2016, the Company raised $28 million through the new issuances of approximately 0.9 million shares of common stock under the DRIP, HEIRSP and ASB 401(k) Plan.
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
As of October 28, 2016, the Fitch Ratings, Inc. (Fitch), Moody's Investors Service’s (Moody's) and Standard & Poor’s (S&P) ratings of HEI were as follows:

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
For the first nine months of 2016, net cash provided by operating activities of HEI consolidated was $409 million (including a $90 million termination fee paid by NEE). Net cash used by investing activities for the same period was $536 million, primarily due to Hawaiian Electric’s consolidated capital expenditures, purchases of ASB’s investment securities, and net increases in ASB’s loans held for investment, partly offset by ASB’s repayments and calls of investment securities, proceeds from the sale of commercial loans and Hawaiian Electric’s contributions in aid of construction. Net cash provided by financing activities during this period was $111 million as a result of several factors, including net increases in ASB’s deposit liabilities and proceeds from the issuance of HEI common stock, partly offset by the payment of common stock dividends and net decreases in short-term borrowings, other bank borrowings and retail repurchase agreements. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition—Liquidity and capital resources” sections below.) During the first nine months of 2016, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $47 million and $18 million, respectively.

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
Additional factors that may affect future results and financial condition are described on pages iv and v under “Cautionary Note Regarding Forward-Looking Statements.”
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
Electric utility
RESULTS OF OPERATIONS
Results.

Three months ended September 30		Increase
2016	2015	(decrease)		(dollars in millions, except per barrel amounts)
$572	$648	$(76)		Revenues. Net decrease largely due to:
			$(59)	lower fuel prices
			(17)	lower KWH generated
			(4)	lower purchased power expense
			4	higher RAM
129	196	(67)		Fuel oil expense. Decrease due to lower fuel cost and lower KWH generated
158	161	(3)		Purchased power expense. Decrease due to lower purchased power energy prices
95	104	(9)		Operation and maintenance expenses. Decrease due to:
			(5)	write off of ERP software costs in 2015
			(3)	lower overhaul costs due to fewer overhauls performed
			(1)	lower LNG consultant costs
101	106	(5)		Other expenses. Decrease in revenue taxes due to lower revenue, partly offset by higher depreciation expense for plant investments
90	83	7		Operating income. Increase due to an overall decrease in expenses
47	43	4		Net income for common stock. Increase due to higher operating income

2,372	2,468	(96)		Kilowatthour sales (millions)
72.3	74.9	(2.6)		Wet-bulb temperature (Oahu average; degrees Fahrenheit)
1,496	1,711	(215)		Cooling degree days (Oahu)
$57.72	$81.35	$(23.63)		Average fuel oil cost per barrel

Nine months ended September 30		Increase
2016	2015	(decrease)		(dollars in millions, except per barrel amounts)
$1,550	$1,780	$(230)		Revenues. Net decrease largely due to:
			$(191)	lower fuel prices
			(37)	lower purchased power expense
			(13)	lower KWH generated
			12	higher RAM
334	519	(185)		Fuel oil expense. Decrease largely due to lower fuel prices and lower KWH generated
413	446	(33)		Purchased power expense. Decrease due to lower purchased power energy prices
298	307	(8)		Operation and maintenance expenses. Net decrease due to:
			(6)
lower transmission, distribution and generation costs due to:
-lower vegetation management costs,
-less boiler and steam maintenance work,
-storm repair costs incurred in 2015 and
-less MATS compliance costs

			(5)	write off of ERP software costs in 2015
			(1)	2015 Smart Grid costs
			(1)	lower bad debt reserve for one customer account
			4	higher PSIP consultant costs
			2	higher LNG consultant costs
289	302	(13)		Other expenses. Net decrease in revenue taxes due to lower revenue, partly offset by higher depreciation expense for plant investments
216	206	10		Operating income. Increase due to an overall decrease in expenses
108	103	5		Net income for common stock. Increase due to higher operating income

6,613	6,656	(43)		Kilowatthour sales (millions)
69.8	70.2	(0.4)		Wet-bulb temperature (Oahu average; degrees Fahrenheit)
3,637	3,687	(50)		Cooling degree days (Oahu)
$52.06	$79.13	$(27.07)		Average fuel oil cost per barrel
459,590	457,051	2,539		Customer accounts (end of period)
Notes:  The Utilities effective tax rates (combined federal and state income tax rates) for the third quarters of 2016 and 2015 and for the first nine months of 2016 and 2015 were 37%.
Hawaiian Electric’s consolidated ROACE was 8.1% for the twelve months ended September 30, 2016 and 7.9% for the twelve months ended September 30, 2015.
The Utilities’ consolidated KWH sales have declined each year since 2007. Based on expectations of additional customer renewable self-generation and energy-efficiency installations, the Utilities’ full year 2016 KWH sales are expected to be below the 2015 level.
Other operation and maintenance expenses (excluding expense covered by surcharges or by third parties) for 2016 are expected to be 2% lower than 2015 as a result of continued cost containment efforts and because 2015 included expenses that are not expected to be incurred in 2016.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of September 30, 2016 amounted to $4 billion, of which approximately 25% related to production PPE, 66% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 2% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission. See “Adequacy of supply” below.
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
In 2014, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed proposed Power Supply Improvement Plans (PSIPs) with the PUC, as required by PUC orders issued in April 2014 (see “April 2014 regulatory orders” in Note 4 of the Consolidated Financial Statements). Updated PSIPs were filed in April 2016 providing plans to achieve 100% renewable energy using a diverse mix of energy resources by 2045. Under these plans, the Utilities will support sustainable growth of rooftop solar, expand use of energy storage systems, empower customers by developing smart grids, and offer new products and services to customers (e.g., community solar, microgrids and voluntary “demand response” programs). The PUC issued an order in August 2016 establishing a procedural schedule requiring a further update of the PSIPs by December 1, 2016. The order was further modified in an order issued in October 2016. The utilities are required to file an updated PSIP incorporating input from the Parties, develop alternative scenarios and sensitivity analyses, and perform iterations on modeling and simulations by December 23, 2016. The Utilities will continue to evaluate all options to achieving the state’s 100% renewable energy goal, to stabilize and reduce customer rates, and to maintain safe and reliable service.
On October 1, 2015, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed a proposed community-based renewable energy program and tariff with the PUC that will allow customers who cannot, or chose not to, take advantage of rooftop solar to receive the benefits of renewable energy to help offset their monthly electric bills and support clean energy for Hawaii. The program, if approved by the PUC, would allow customers to buy an interest in electricity generated by community renewable projects on their island without installing systems on their own roofs or property. In November 2015, the PUC suspended the tariff submittal and opened an investigatory docket. In June 2016, the PUC proposed a draft program, and the Utilities and other participating parties filed comments on the draft program. As part of the investigatory docket, on September 28, 2016, the PUC held an informal technical conference with the parties to establish and facilitate a constructive dialogue toward the development of a comprehensive community-based renewable energy program and tariff.
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
After launching a smart grid customer engagement plan during the second quarter of 2014, Hawaiian Electric replaced approximately 5,200 residential and commercial meters with smart meters, 160 direct load control switches, fault circuit indicators and remote controlled switches in selected areas across Oahu as part of the Smart Grid Initial Phase implementation. Also under the Initial Phase a grid efficiency measure called Volt/Var Optimization (or Conservation Voltage Reduction) was turned on, customer energy portals were launched and are available for customer use and a PrePay Application was launched. The Initial Phase implementation was completed in 2015. The smart grid provides benefits such as customer tools to manage their electric bills, potentially shortening outages and enabling the Utilities to integrate more low-cost renewable energy, like wind and solar, which will reduce Hawaii’s dependence on imported oil. In March 2016, the Utilities sought PUC approval to commit funds for an expansion of the smart grid project. The smart grid project is expected to cost $340 million and be implemented over 5 years (beginning in 2017 for Oahu and 2018 for the Hawaii Island and Maui County). The Utilities are awaiting a PUC procedural order for the proceeding.
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
Actual and PUC-allowed (as of September 30, 2016) returns were as follows:

%	Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended September 30, 2016	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.31	7.61	7.28	7.94	8.46	8.45	8.91	8.82	8.74
PUC-allowed returns	8.11	8.31	7.34	10.00	10.00	9.00	10.00	10.00	9.00
Difference	(0.80)	(0.70)	(0.06)	(2.06)	(1.54)	(0.55)	(1.09)	(1.18)	(0.26)
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
The approval of decoupling by the PUC has helped the Utilities to gradually improve their ROACEs when compared to the period prior to the implementation of decoupling. This in turn will facilitate the Utilities’ ability to effectively raise capital for needed infrastructure investments. However, the Utilities continue to expect an ongoing structural gap between their PUC-allowed ROACEs and the ROACEs actually achieved due to the following:
•the timing of general rate case decisions,

•
the effective date for financial reporting purposes of June 1 (rather than January 1) for the RAMs for Hawaii Electric Light and Maui Electric currently, and for Hawaiian Electric beginning in 2017 (see “Decoupling” in Note 4 of the Consolidated Financial Statements),

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
As part of decoupling, the Utilities also track their rate-making ROACEs as calculated under the earnings sharing mechanism, which includes only items considered in establishing rates. At year-end, each utility's rate-making ROACE is compared against its ROACE allowed by the PUC to determine whether earnings sharing has been triggered. Annual earnings of a utility over and above the ROACE allowed by the PUC are shared between the utility and its ratepayers on a tiered basis. The earnings share mechanism was not triggered for any of the utilities in 2015. For 2014, the earnings sharing mechanism was triggered for Maui Electric, and Maui Electric credited $0.5 million to its customers for their portion of the earnings sharing during the period June 2015 to May 2016. Earnings sharing credits are included in the annual decoupling filing for the following year.
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

Test year (dollars in millions)	Date (filed/ implemented)	Amount	% over rates in effect	ROACE (%)	RORB (%)	Rate base	Common equity %	Stipulated agreement reached with Consumer Advocate
Hawaiian Electric
2011 (1)
Request	7/30/10	$113.5	6.6	10.75	8.54	$1,569	56.29	Yes
Interim increase	7/26/11	53.2	3.1	10.00	8.11	1,354	56.29
Interim increase (adjusted)	4/2/12	58.2	3.4	10.00	8.11	1,385	56.29
Interim increase (adjusted)	5/21/12	58.8	3.4	10.00	8.11	1,386	56.29
Final increase	9/1/12	58.1	3.4	10.00	8.11	1,386	56.29
2014 (2)	6/27/14
2017 (3)
Hawaii Electric Light
2010 (4)
Request	12/9/09	$20.9	6.0	10.75	8.73	$487	55.91	Yes
Interim increase	1/14/11	6.0	1.7	10.50	8.59	465	55.91
Interim increase (adjusted)	1/1/12	5.2	1.5	10.50	8.59	465	55.91
Final increase	4/9/12	4.5	1.3	10.00	8.31	465	55.91
2013 (5)
Request	8/16/12	$19.8	4.2	10.25	8.30	$455	57.05
Closed	3/27/13
2016 (6)
Request	9/19/16	$19.3	6.5	10.60	8.44	$479	57.12
Maui Electric
2012 (7)
Request	7/22/11	$27.5	6.7	11.00	8.72	$393	56.85	Yes
Interim increase	6/1/12	13.1	3.2	10.00	7.91	393	56.86
Final increase	8/1/13	5.3	1.3	9.00	7.34	393	56.86
2015 (8)	12/30/14

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
(3)   See “Hawaiian Electric 2017 test year rate case” below.

(4)
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

(5)   Hawaii Electric Light’s request was to pay for O&M expenses and additional investments in plant and equipment required to maintain and improve system reliability and to cover the increased costs to support the integration of more renewable energy generation. As a result of the 2013 Agreement (described below), approved by the PUC in March 2013, the rate case was withdrawn and the docket has been closed.

(6)	See “Hawaii Electric Light 2016 test year rate case” below.
(7)   Maui Electric’s request was to pay for O&M expenses and additional investments in plant and equipment required to maintain and improve system reliability and to cover the increased costs to support the integration of more renewable energy generation. See discussion on final D&O, including the refund to customers in September and October 2013 required as a result of the final D&O, in Note 4 of the Consolidated Financial Statements.

(8)	See “Maui Electric 2015 test year rate case” below.
Hawaiian Electric 2014 test year rate case.  On June 27, 2014, Hawaiian Electric submitted an abbreviated rate case filing (abbreviated filing), stating that it intends to forgo the opportunity to seek a general rate increase in base rates, and if approved, this filing would result in no change in base rates. Hawaiian Electric stated that it is foregoing a rate increase request in recognition that its customers are already in a challenging high electricity bill environment, and further explained its view that the abbreviated filing satisfies the obligation to file a general rate case under the three-year cycle established by the PUC in the decoupling final D&O.
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
Hawaii Electric Light 2016 test year rate case. On September 19, 2016, Hawaii Electric Light filed an application with the PUC for a general rate increase of $19.3 million over revenues at current effective rates (for a 6.5% increase in revenues), based on an 8.44% rate of return (which incorporates a return on equity of 10.60%). The last rate increase in base rates was in January 2011. The $19.3 million requested is to cover higher operating costs (including expanded vegetation management focusing on albizia tree removal and increased pension costs) and system upgrades to increase reliability, improve customer service and integrate more renewable energy. As part of this case, Hawaii Electric Light is also taking steps towards innovative ratemaking by proposing implementation of performance based regulation (PBR) mechanisms to measure and link certain revenues to its performance in areas of customer service, reliability and communication relating to the rooftop solar interconnection process. Hawaii Electric Light pointed out that it has increased its use of renewables from 34.6% Renewable Portfolio Standards (RPS) in 2010 to 48.7% RPS in 2015, using wind, hydroelectricity, solar and geothermal resources to generate electricity. Hawaii Electric Light also proposed revenue adjustments to recover costs associated with the acquisition and operation of the power plant currently owned by Hamakua Energy Partners, L.P. Hawaii Electric Light requested approval of the acquisition of this power plant in a separate application.
Hawaiian Electric 2017 test year rate case. On September 16, 2016, Hawaiian Electric filed with the PUC a Notice of Intent to file an application for a general rate case on or before December 30, 2016, utilizing a 2017 calendar test year.

Hawaiian Electric’s filing is required to satisfy the obligation to file a general rate case under the triennial rate case cycle established by the PUC in the decoupling final D&O.
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

•
In May 2013, Maui Electric requested a waiver from the PUC Competitive Bidding Framework to conduct negotiations for a PPA for approximately 4.5 to 6.0 MW of firm power from a proposed Mahinahina Energy Park, LLC project, fueled with biofuel. The PUC approved the waiver request, provided that an executed PPA must be filed for PUC approval by February 2015. The parties did not execute a PPA by the PUC deadline. In September 2015, Anaergia Services, Maui Energy park and Maui Resource Recovery Facility filed a Petition for Declaratory Order, asking the PUC to find that Hawaiian Electric and Maui Electric have violated Hawaii state law and clear legislative policy by wrongfully refusing and failing to forward several bona fide requests for preferential rates for the purchase of firm renewable energy produced in conjunction with agricultural activities to the PUC for approval. The PUC held a hearing in March 2016. In April 2016, the PUC’s Hearing Officer issued a recommended D&O that confirms Maui Electric abided by state law and the PUC concurred with that recommendation in their D&O issued in September 2016.

•
In December 2013, Hawaiian Electric requested PUC approval for a waiver of the Na Pua Makani Power Partners, LLC’s (NPM) proposed 24-MW wind farm located in the Kahuku area on Oahu from the competitive bidding process and the PPA for Renewable As-Available Energy dated October 3, 2013 between Hawaiian Electric and NPM for the proposed 24-MW wind farm. In December 2014, the PUC approved both the waiver request and the PPA. On September 15, 2016, Hawaiian Electric filed the Amended and Restated PPA, dated August 12, 2016, which reflects the completion of the interconnection requirements study, including, among other things, amendments related to the final design of the facility, scope of work, cost, schedule and reporting milestones.

•
In July 2015, the PUC approved the 27.6 MW Waianae Solar project that is being developed by Eurus Energy America. It is expected to be in service at the end of 2016, at which time it will be the largest solar project in Hawaii.

•
In July 2015, Maui Electric signed two PPAs, with Kuia Solar and South Maui Renewable Resources (which subsequently assigned its PPA to SSA Solar of HI 3, LLC), each for a 2.87-MW solar facility. In February 2016, the PUC approved both PPAs, subject to certain conditions and modifications.

•
In September 2015, the PUC approved Hawaiian Electric’s 2-year biodiesel supply contract with Pacific Biodiesel Technologies, LLC to supply 2 million to 3 million gallons of biodiesel at CIP CT-1 and the Honolulu International Airport Emergency Power Facility beginning in November 2015. Renewable Energy Group has supplied 3 million to 7 million gallons per year to CIP CT-1 under its contract with Hawaiian Electric set to expire November 2016. The contract has been extended from November 2016 to November 2017 as a contingency supply contract with no volume purchase requirements.

•
In October 2015, the Utilities filed with the PUC a proposal for a Community-Based Renewable Energy program and tariff that would allow customers who cannot, or chose not to, take advantage of rooftop solar to receive the benefits of renewable energy to help offset their monthly electric bills and support clean energy for Hawaii. In November 2015, the PUC suspended the filing and opened a docket to investigate the matter. In June 2016, the PUC proposed a draft program, and the Utilities and other participating parties filed comments on the draft program. As part of the investigatory docket, on September 28, 2016, the PUC held an informal technical conference with the parties to establish and facilitate a constructive dialogue toward the development of a comprehensive community-based renewable energy program and tariff.

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

•
In July 2016, Hawaiian Electric announced plans to build, own and operate a 20-MW solar facility in conjunction with the Department of the Navy at a Navy/Air Force joint base, subject to PUC approval. On October 3, 2016, Hawaiian Electric filed with the PUC a request to waive the $67 million project from the Competitive Bidding Framework and to approve expenditures for the project. The renewable energy generated by the solar facility will feed into Oahu’s electrical grid at a cost of 9.54 cents per kilowatt-hour.

•
The Utilities began accepting energy from feed-in tariff projects in 2011. As of September 30, 2016, there were 23 MW, 3 MW and 4 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

•
As of September 30, 2016, there were approximately 293 MW, 69 MW and 77 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based customer generation programs, namely NEM, Customer Grid Supply (CGS) and Customer Self Supply (CSS).

Other regulatory matters.  In addition to the items below, also see Note 4 of the Consolidated Financial Statements.
PUC Commissioner. On June 29, 2016, the Governor appointed Thomas Gorak on an interim basis to replace PUC Commissioner Michael Champley, whose term expired on June 30, 2016.  Mr. Gorak served as the PUC’s Chief Counsel from September 2013 to June 2016. His term as a PUC Commissioner began on July 1, 2016 and is subject to Senate confirmation in the 2017 legislative session.

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
Maui Electric. In January 2016, Maui Electric filed its 2016 AOS letter, which indicated that Maui Electric’s generation capacity for the islands of Lanai and Molokai for the next three years is sufficiently large to meet all reasonably expected demands for service and provide reasonable reserves for emergencies. The 2016 AOS letter also indicated that without the peak reduction benefits of demand response but with the equivalent firm capacity value of wind generation, Maui Electric expects to have a small reserve capacity shortfall from 2017 to 2022 on the island of Maui.  Maui Electric is evaluating several measures to mitigate the anticipated reserve capacity shortfall.  Maui Electric anticipates needing a significant amount of additional firm capacity on Maui in the 2022 timeframe after the planned retirement of Kahului Power Plant. In February 2014, Maui Electric deactivated two fossil fuel generating units, with a combined rating of 11.4 MW-net, at its Kahului Power Plant. Due to various system conditions including lack of wind generation, approaching storms, and scheduled and unscheduled outages of generating units, transmission lines, and independent power producers, the two deactivated units at Kahului Power Plant were reactivated for several days in 2015 and 2016. Due to the recent frequency of reactivations of Kahului Units 1 and 2 to meet system requirements, these units were removed from deactivated status and designated as reactivated in September 2016. In consideration of the time needed to acquire replacement firm generating capacity, Maui Electric now anticipates the retirement of all generating units at the Kahului Power Plant, which have a combined rating of 32.3 MW, in the 2022 timeframe. A capacity planning analysis is in progress to better define needs and timing. Maui Electric plans to issue one or more RFPs for energy storage, demand response and firm generating capacity, and to make system improvements needed to ensure reliability and voltage support in this timeframe. In May 2016, Maui Electric requested that the PUC open a new docket for Maui Electric’s competitive bidding process for additional firm capacity resources. In September 2016, Maui Electric submitted an application to purchase and install three temporary mobile distributed generation diesel engines to address increasing reserve capacity shortfalls on the island of Maui.
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
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	September 30, 2016		December 31, 2015
Short-term borrowings	$21	1%	$—	—%
Long-term debt, net	1,279	41	1,279	42
Preferred stock	34	1	34	1
Common stock equity	1,767	57	1,728	57
	$3,101	100%	$3,041	100%

Information about Hawaiian Electric’s short-term borrowings (other than from Hawaii Electric Light and Maui Electric) and Hawaiian Electric’s line of credit facility were as follows:

	Average balance	Balance
(in millions)	Nine months ended September 30, 2016	September 30, 2016	December 31, 2015
Short-term borrowings [1]
Commercial paper	$18	$—	$—
Line of credit draws	—	—	—
Borrowings from HEI	3	21	—
Undrawn capacity under line of credit facility		200	200

1   The maximum amount of Hawaiian Electric’s external short-term borrowings during the first nine months of 2016 was $61 million. As of September 30, 2016, Hawaiian Electric had short-term borrowings from Hawaii Electric Light and Maui Electric of $18.5 million and $15.5 million, respectively. As of October 28, 2016, Hawaiian Electric had no outstanding commercial paper, no draws under its line of credit facility and no borrowings from HEI. Also, as of October 28, 2016, Hawaiian Electric had short-term borrowings from Hawaii Electric Light and Maui Electric of $18.5 million and $15.5 million, respectively. Intercompany borrowings are eliminated in consolidation.
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
Hawaiian Electric and Maui Electric have PUC approval to issue in 2016 unsecured obligations bearing taxable interest (Hawaiian Electric up to $70 million and Maui Electric up to $20 million), with the proceeds expected to be used, as applicable, to finance capital expenditures, repay long-term and/or short term debt used to finance or refinance capital expenditures and/or to reimburse funds used for payment of the capital expenditures.
In August 2016, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed an application with the PUC for approval to issue, on or before December 31, 2017, unsecured obligations bearing taxable interest (Hawaiian Electric up to $100 million, Hawaii Electric Light up to $10 million and Maui Electric up to $30 million), with the proceeds expected to be used, as applicable, to finance capital expenditures, repay long-term and/or short term debt used to finance or refinance capital expenditures and/or to reimburse funds used for payment of the capital expenditures.
On November 2, 2016, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed an application with the PUC for approval to issue unsecured obligations bearing taxable interest and/or refunding SPRBs prior to December 31, 2020 to refinance three series of outstanding revenue bonds up to $252 million, $88 million and $75 million, respectively.

As of October 28, 2016, the Fitch, Moody’s and S&P ratings of Hawaiian Electric were as follows:

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
Cash flows. Nine months ended September 30, 2016 compared to nine months ended September 30, 2015. The following table reflects the changes in cash flows for the comparative periods:

	Nine months ended September 30
(in thousands)	2016	2015	Change
Net cash provided by operating activities	$275,271	$201,586	$73,685
Net cash used in investing activities	(226,036)	(230,116)	4,080
Net cash provided by (used in) financing activities	(50,707)	25,472	(76,179)
Net cash provided by operating activities. Cash flows from operating activities generally relate to the amount and timing of cash received from customers and payments made to third parties. Using the indirect method of determining cash flows from operating activities, noncash expense items such as depreciation and amortization, as well as changes in certain assets and liabilities, are added to (or deducted from ) net income.
The increase in net cash provided by operating activities was impacted by the following:

•
Higher cash from a refund of federal income taxes in 2016 due to the extension of bonus depreciation enacted in the fourth quarter of 2015 and lower revenue taxes paid resulting from lower revenues due largely to lower fuel prices.

•	Lower payments for fuel oil and the timing of various payments (see change in “Decrease in accounts payable” on the Hawaiian Electric Consolidated Statements of Cash Flows)

Net cash used in investing activities. The decrease in net cash used in investing activities was driven primarily by decreased capital expenditures, offset by lower proceeds from contributions in aid of construction.

Net cash provided by (used in) financing activities. Financing activities provided supplemental cash for both day-to-day operations and capital requirements for the first nine months of 2015, but used cash in the same period of 2016. The changes in net cash provided by (used in) financing activities primarily is a reflection of the the lower proceeds from short-term borrowings.

The Utilities’ net capital expenditures estimate for 2016 is currently $340 million, which excludes the HEP acquisition in 2016, based on the PUC extension of the procedural schedule for the approval into January 2017.  The actual net capital expenditures could change over time based upon external factors such as the timing and scope of environmental regulations, unforeseen delays in permitting and the timing of PUC decisions.  Proceeds from the issuance of equity and long-term debt, cash flows from operating activities, temporary increases in short-term borrowings and borrowings from affiliates and existing cash and cash equivalents are expected to provide the forecasted $340 million needed for the net capital expenditures in 2016 as well as to pay down commercial paper or other short term borrowings, fund any unanticipated expenditures not included in the 2016 forecast such as increases in the costs or acceleration of the construction of capital projects, unanticipated capital expenditures that may be required by new environmental laws and regulations, unbudgeted acquisitions or investments in new businesses and significant increases in retirement benefit funding requirements.

Bank

	Three months ended September 30		Increase
(in millions)	2016	2015	(decrease)	Primary reason(s)
Interest income	$55	$51	$4
The increase in interest income was the result of higher average earning asset balances and an increase in yields on earning assets. ASB’s average loan portfolio balance for the three months ended September 30, 2016 increased by $253 million compared to the same period in 2015 as average commercial real estate, consumer, home equity lines of credit and residential balances increased by $225 million, $42 million, $36 million and $12 million, respectively. The growth in these loan portfolios was reflective of ASB’s portfolio mix target and loan growth strategy. The average commercial loan balance decreased by $63 million primarily due to a decrease in the syndicated national credit loan portfolio. The yield on earning assets increased by 6 basis points as the adjustable rate loans repriced upward with the increase in the prime rate at end of 2015 and there was a shift in mix of the loan portfolio with the growth of the commercial real estate and consumer loan portfolios, which resulted in an increase in loan portfolio yields of 12 basis points. The average investment securities portfolio balance increased by $166 million due to the use of excess liquidity to purchase investments.

Noninterest income	19	18	1
Noninterest income increased slightly for the three months ended September 30, 2016 compared to noninterest income for the same period in 2015 as higher mortgage banking income and bank-owned life insurance income was largely offset by a lower gain on sale of real estate.

Revenues	74	69	5
Interest expense	3	3	—
Interest expense was flat as growth in the deposit liabilities was primarily in low rate core deposits, which had a minimal impact to interest expense. Average deposit balances for the three months ended September 30, 2016 increased by $477 million compared to the same period in 2015 due to an increase in core deposits and term certificates of $333 million and $144 million, respectively. Other borrowings decreased by $79 million primarily due to a decrease in repurchase agreements. The interest-bearing liability rate increased by 3 basis points.

Provision for loan losses	6	3	3
The provision for loan losses increased by $2.8 million primarily due to increased reserves for growth in the loan portfolio, additional loan loss reserves for commercial loans due to downgrades of specific commercial credits and additional reserves for the consumer loan portfolio. Delinquency rates have decreased from 0.58% at September 30, 2015 to 0.51% at September 30, 2016. The net charge-off ratio for the three months ended September 30, 2016 was 0.20% compared to a net charge-off ratio of 0.10% for the same period in 2015. The increase in net charge-offs were primarily due to an increase in consumer loan portfolio charge-offs as a result of ASB’s strategic expansion of its unsecured consumer loan product offering with risk-based pricing and loan charge-offs related to specific commercial borrowers.

Noninterest expense	42	42	—	Noninterest expense for the three months ended September 30, 2016 was flat compared to the same period in 2015.
Expenses	51	48	3
Operating income	23	21	2	Higher net interest income and noninterest income was partly offset by higher provision loan losses.
Net income	15	13	2

	Nine months ended September 30		Increase
(in millions)	2016	2015	(decrease)	Primary reason(s)
Interest income	$163	$148	$15
The increase in interest income was the result of higher average earning asset balances and an increase in yields on earning assets. ASB’s average loan portfolio balance for the nine months ended September 30, 2016 increased by $232 million compared to the same period in 2015 as average commercial real estate, home equity lines of credit, consumer and residential balances increased by $208 million, $33 million, $25 million and $16 million, respectively. The growth in these loan portfolios was reflective of ASB’s portfolio mix target and loan growth strategy. The average commercial loan balance decreased $52 million primarily due to a decrease in syndicated national credit loan portfolio. The yield on earning assets increased by 8 basis points as adjustable rate loans repriced upward with the increase in the prime rate at end of 2015 and there was a shift in the mix of the loan portfolio with the growth in the commercial real estate and consumer loan portfolios, which resulted in an increase in loan portfolio yields of 11 basis points. The average investment securities portfolio balance increased by $242 million due to the use of excess liquidity to purchase investments. The average FHLB stock balance decreased by $28 million as FHLB stock in excess of the required holdings was repurchased by the FHLB.

Noninterest income	50	51	(1)
Noninterest income decreased slightly for the nine months ended September 30, 2016 compared to noninterest income for the nine months ended September 30, 2015 as higher gain on sale of securities and higher fee income on other financial products were more than offset by lower gain on sale of real estate and lower deposit fee income.

Revenues	213	199	14
Interest expense	10	9	1
The increase in interest expense for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to the increase in term certificates. Average deposit balances for the nine months ended September 30, 2016 increased by $418 million compared to the same period in 2015 due to an increase in core deposits and term certificates of $321 million and $97 million, respectively. Other borrowings decreased by $33 million primarily due to a decrease in repurchase agreements. The interest-bearing liability rate increased by 2 basis points.

Provision for loan losses	15	5	10
The provision for loan losses increased by $9.8 million primarily due to increased reserves for growth in the loan portfolio, additional loan loss reserves for the consumer loan portfolio and loan loss reserves for commercial loans due to downgrades of specific commercial credits. The provision for loan losses for the nine months ended September 30, 2015 included the reversal of the Pahoa lava reserves. Delinquency rates have decreased from 0.58% at September 30, 2015 to 0.51% at September 30, 2016. The net charge-off ratio for the nine months ended September 30, 2016 was 0.19% compared to a net charge-off ratio of 0.08% for the same period in 2015. The increase in net charge-offs were due to an increase in consumer loan portfolio charge-offs as a result of ASB’s strategic expansion of its unsecured consumer loan product offering with risk-based pricing and loan charge-offs related to specific commercial borrowers.

Noninterest expense	126	124	2	The increase in noninterest expense for the nine months ended September 30, 2016 was primarily due to the costs related to the replacement and upgrade of the electronic banking platform.
Expenses	151	138	13
Operating income	62	61	1	Higher net interest income was largely offset by higher provision loan losses, lower noninterest income and higher noninterest expense.
Net income	41	40	1

                       See Note 5 of the Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
                       ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

                       ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended September 30		Nine months ended September 30
(percent)	2016	2015	2016	2015
Return on average assets	0.97	0.92	0.89	0.92
Return on average equity	10.36	9.73	9.50	9.69
Net interest margin	3.57	3.53	3.59	3.52
Average balance sheet and net interest margin.  The following tables provides a summary of average balances including major categories of interest, earning assets and interest-bearing liabilities:

Three months ended September 30	2016			2015
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$97,885	$124	0.50	$111,574	$72	0.25
FHLB Stock	11,218	54	1.89	10,748	14	0.51
Available-for-sale investment securities	928,698	4,581	1.97	762,572	4,127	2.17
Loans
Residential 1-4 family	2,077,135	22,044	4.24	2,065,421	22,493	4.36
Commercial real estate	888,886	9,113	4.08	663,805	6,690	4.00
Home equity line of credit	864,589	7,204	3.31	828,096	6,684	3.20
Residential land	18,764	282	6.00	17,876	268	5.97
Commercial	750,366	7,327	3.87	813,475	7,376	3.58
Consumer	159,226	4,474	11.18	117,699	2,902	9.79
Total loans [1,2]	4,758,966	50,444	4.22	4,506,372	46,413	4.10
Total interest-earning assets [1]	5,796,767	55,203	3.80	5,391,266	50,626	3.74
Allowance for loan losses	(55,480)			(46,726)
Non-interest-earning assets	514,120			486,995
Total assets	$6,255,407			$5,831,535
Liabilities and shareholder’s equity:
Savings	$2,139,863	$358	0.07	$1,990,016	$319	0.06
Interest-bearing checking	837,480	43	0.02	784,265	35	0.02
Money market	161,149	52	0.13	164,200	52	0.13
Time certificates	597,537	1,418	0.94	453,460	949	0.83
Total interest-bearing deposits	3,736,029	1,871	0.20	3,391,941	1,355	0.16
Advances from Federal Home Loan Bank	100,000	792	3.10	101,739	794	3.05
Securities sold under agreements to repurchase	161,652	672	1.63	238,822	721	1.18
Total interest-bearing liabilities	3,997,681	3,335	0.33	3,732,502	2,870	0.30
Non-interest bearing liabilities:
Deposits	1,572,821			1,440,136
Other	101,759			105,804
Shareholder’s equity	583,146			553,093
Total liabilities and shareholder’s equity	$6,255,407			$5,831,535
Net interest income		$51,868			$47,756
Net interest margin (%) [3]			3.57			3.53

Nine months ended September 30	2016			2015
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$80,738	$304	0.50	$133,343	$253	0.25
FHLB Stock	11,094	142	1.71	39,372	59	0.20
Available-for-sale investment securities	892,726	13,773	2.06	650,645	10,258	2.10
Loans
Residential 1-4 family	2,076,308	66,565	4.27	2,059,921	67,714	4.38
Commercial real estate	854,977	25,993	4.04	646,769	19,251	3.97
Home equity line of credit	857,652	21,058	3.28	824,510	19,683	3.19
Residential land	18,577	843	6.05	17,347	830	6.38
Commercial	753,783	22,294	3.93	805,333	21,847	3.61
Consumer	143,514	11,818	11.00	118,974	8,321	9.35
Total loans [1,2]	4,704,811	148,571	4.21	4,472,854	137,646	4.10
Total interest-earning assets [1]	5,689,369	162,790	3.81	5,296,214	148,216	3.73
Allowance for loan losses	(52,902)			(46,295)
Non-interest-earning assets	505,014			488,103
Total assets	$6,141,481			$5,738,022
Liabilities and shareholder’s equity:
Savings	$2,095,975	$1,034	0.07	$1,967,446	$928	0.06
Interest-bearing checking	831,412	127	0.02	776,100	102	0.02
Money market	164,596	157	0.13	163,659	152	0.12
Time certificates	539,314	3,836	0.95	442,224	2,699	0.82
Total interest-bearing deposits	3,631,297	5,154	0.19	3,349,429	3,881	0.15
Advances from Federal Home Loan Bank	101,232	2,363	3.07	100,586	2,353	3.09
Securities sold under agreements to repurchase	182,671	2,053	1.48	216,066	2,115	1.29
Total interest-bearing liabilities	3,915,200	9,570	0.32	3,666,081	8,349	0.30
Non-interest bearing liabilities:
Deposits	1,549,467			1,413,351
Other	100,210			111,175
Shareholder’s equity	576,604			547,415
Total liabilities and shareholder’s equity	$6,141,481			$5,738,022
Net interest income		$153,220			$139,867
Net interest margin (%) [3]			3.59			3.52

[1]	Includes loans held for sale, at lower of cost or fair value.

[2]
Includes recognition of deferred loan fees of $0.6 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively, and $2.1 million and $1.9 million for the nine months ended September 30, 2016 and 2015, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

[3]	Defined as net interest income as a percentage of average total interest-earning assets.
Earning assets, interest-bearing liabilities and other factors.  Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on interest-bearing liabilities. The interest rate environment has been impacted by disruptions in the financial markets over a period of several years and these conditions had a negative impact on ASB’s net interest margin during that period. With the recent interest increase by the Feds, ASB’s 2016 year-to-date net interest margin has increased compared to the same period in the prior year.
                       The loan portfolio and mortgage-related securities are ASB’s primary earning assets.

                       Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. The composition of ASB’s loans receivable was as follows:

	September 30, 2016		December 31, 2015
(dollars in thousands)	Balance	% of total	Balance	% of total
Real estate:
Residential 1-4 family	$2,054,460	43.4	$2,069,665	44.8
Commercial real estate	774,349	16.3	690,561	14.9
Home equity line of credit	859,952	18.1	846,294	18.3
Residential land	19,666	0.4	18,229	0.4
Commercial construction	140,758	3.0	100,796	2.2
Residential construction	15,073	0.3	14,089	0.3
Total real estate, net	3,864,258	81.5	3,739,634	80.9
Commercial	717,450	15.2	758,659	16.4
Consumer	158,065	3.3	123,775	2.7
	4,739,773	100.0	4,622,068	100.0
Less: Deferred fees and discounts	(5,135)		(6,249)
Allowance for loan losses	(58,737)		(50,038)
Total loans, net	$4,675,901		$4,565,781
       Home equity — key credit statistics
Attention has been given by regulators and rating agencies to the potential for increased exposure to credit losses associated with home equity lines of credit (HELOC) that were originated during the period of rapid home price appreciation between 2003 and 2007 as they have reached, or are starting to reach, the end of their 10-year, interest only payment periods. Once the interest only payment period has ended, payments are reset to include principal repayments along with interest. ASB does not have a large exposure to HELOCs originated between 2003 and 2007. Nearly all of the HELOC originations prior to 2008 consisted of amortizing equity lines that have structured principal payments during the draw period. These older equity lines represent 4% of the portfolio and are included in the amortizing balances identified in the table above.
.

	September 30, 2016	December 31, 2015
Outstanding balance (in thousands)	$859,952	$846,294
Percent of portfolio in first lien position	44.1%	42.9%
Net charge-off ratio	0.01%	0.02%
Delinquency ratio	0.27%	0.25%

			End of draw period – interest only			Current
September 30, 2016	Total	Interest only	2016-2017	2018-2020	Thereafter	amortizing
Outstanding balance (in thousands)	$859,952	$657,203	$9,543	$134,302	$513,358	$202,749
% of total	100%	76%	1%	15%	60%	24%

                       As of September 30, 2016, the HELOC portfolio comprised 18% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable rate term loan with a 20-year amortization period. This product type comprises 96% of the total HELOC portfolio and is the current product offering. Within this product type, borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed rate loan with level principal and interest payments. As of September 30, 2016, approximately 20% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option.
Loan portfolio risk elements.  See Note 5 of the Consolidated Financial Statements.

Available-for-sale investment securities.  ASB’s investment portfolio was comprised as follows:

	September 30, 2016		December 31, 2015
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$189,372	19%	$212,959	26%
Mortgage-related securities — FNMA, FHLMC and GNMA	807,612	81	607,689	74
Total available-for-sale investment securities	$996,984	100%	$820,648	100%
Principal and interest on mortgage-related securities issued by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) are guaranteed by the issuer and, in the case of GNMA, backed by the full faith and credit of the U.S. government.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Des Moines and securities sold under agreements to repurchase continue to be additional sources of funds. As of September 30, 2016, ASB’s funding sources consisted of 95% deposits and 5% other borrowings compared to 94% deposits and 6% other borrowings as of December 31, 2015. The weighted average cost of deposits for the first nine months of 2016 and 2015 was 0.13% and 0.11%, respectively.
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
As of September 30, 2016, ASB had an unrealized gain, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $6.0 million compared to an unrealized loss, net of taxes, of $1.9 million at December 31, 2015. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first nine months of 2016, ASB recorded a provision for loan losses of $15.3 million primarily due to increased loss reserves for growth in the loan portfolio, additional loan loss reserves for the consumer loan portfolio and loan loss reserves for commercial loans due to downgrades of specific commercial credits. During the first nine months of 2015, ASB recorded a provision for loan losses of $5.4 million primarily due to loan loss reserves for the commercial real estate and commercial loan portfolios due to downgrades of specific credits, partly offset by the reversal of the Pahoa lava reserves and commercial loan payoffs. Financial stress on ASB’s customers may result in higher levels of delinquencies and losses.

	Nine months ended September 30		Year ended December 31,
(in thousands)	2016	2015	2015
Allowance for loan losses, January 1	$50,038	$45,618	$45,618
Provision for loan losses	15,266	5,436	6,275
Less: net charge-offs	6,567	2,780	1,855
Allowance for loan losses, end of period	$58,737	$48,274	$50,038
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.19%	0.08%	0.04%
We maintain a reserve for credit losses that consists of two components, the allowance for loan losses and a reserve for unfunded loan commitments (unfunded reserve). The level of the unfunded reserve is adjusted by recording an expense or recovery in other noninterest expense. As of September 30, 2016 and December 31, 2015, the reserve for unfunded loan commitments was $1.8 million and $1.7 million, respectively.
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
The final rule was effective January 1, 2015 for ASB. As of September 30, 2016, ASB met the new capital requirements with a Common equity Tier-1 ratio of 12.0%, a Tier-1 capital ratio of 12.0%, a Total capital ratio of 13.3% and a Tier-1 leverage ratio of 8.6%.
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
Military Lending Act. The Department of Defense (DOD) amended its regulation that implements the Military Lending Act (MLA), which became effective on October 3, 2016. The DOD amended its regulation primarily for the purpose of extending the protections of the MLA to a broader range of closed-end and open-end credit products. It initially applied to three narrowly-defined “consumer credit” products: closed-end payday loans; closed-end auto title loans; and closed-end tax refund anticipation loans. The DOD revised the scope of the definition of ‘‘consumer credit’’ to be generally consistent with the credit products that have been subject to the requirements of the Regulation Z, namely: credit offered or extended to a covered borrower primarily for personal, family, or household purposes and that is (i) subject to a finance charge or (ii) payable by a written agreement in more than four installments.
Additionally, the DOD elected to exercise its discretion by generally requiring any fees for credit insurance products or for credit-related ancillary products to be included in the Military Annual Percentage Rate. The DOD also modified the disclosures that a creditor must provide to a covered borrower and implemented the enforcement provisions of the MLA. ASB has modified certain products, practices and associated training to conform to these changes.

Overtime Rules. The Secretary of Labor updated the overtime regulations of the Fair Labor Standards Act to simplify and modernize them. The Department of Labor issued final rules that will raise the salary threshold indicating eligibility from $455/week to $913/week ($47,476 per year), and update automatically the salary threshold every three years, based on wage growth over time, increasing predictability. The final rule will become effective on December 1, 2016. ASB is reviewing its pay schedules currently to determine necessary actions for compliance.

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
FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	September 30, 2016	December 31, 2015	% change
Total assets	$6,337	$6,015	5
Available-for-sale investment securities	997	821	21
Loans receivable held for investment, net	4,676	4,566	2
Deposit liabilities	5,381	5,025	7
Other bank borrowings	265	329	(19)
As of September 30, 2016, ASB was one of Hawaii’s largest financial institutions based on assets of $6.3 billion and deposits of $5.4 billion.
As of September 30, 2016, ASB’s unused FHLB borrowing capacity was approximately $1.8 billion. As of September 30, 2016, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.9 billion. Commitments to lend to borrowers whose loan terms have been modified in troubled debt restructurings totaled $2.5 million at September 30, 2016. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the nine months ended September 30, 2016, net cash provided by ASB’s operating activities was $42 million. Net cash used during the same period by ASB’s investing activities was $310 million, primarily due to purchases of investment securities of $354 million, a net increase in loans receivable of $175 million and additions to premises and equipment of $8 million, partly offset by repayments and calls of investment securities of $173 million, proceeds from the sale of investments securities of $16 million and proceeds from the sale of loans of commercial loans of $38 million. Net cash provided by financing activities during this period was $260 million, primarily due to increases in deposit liabilities of $355 million, partly offset by a net decrease in retail repurchase agreements of $21 million, maturities of securities sold under agreements to repurchase of $42 million, a net decrease in escrow deposits of $5 million and $27 million in common stock dividends to HEI (through ASB Hawaii).
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of September 30, 2016, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a Common equity Tier-1 ratio of 12.0% (6.5%), a Tier-1 capital ratio of 12.0% (8.0%), a Total capital ratio of 13.3% (10.0%) and a Tier-1 leverage ratio of 8.6% (5.0%). As of December 31, 2015, ASB was well-capitalized with a Common equity Tier-1 ratio of 12.1%, Tier-1 capital ratio of 12.1%, a Total capital ratio of 13.3% and a Tier-1 leverage ratio of 8.8%. FRB approval is required before ASB can pay a dividend or otherwise make a capital distribution to HEI (through ASB Hawaii).

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
ASB’s interest-rate risk sensitivity measures as of September 30, 2016 and December 31, 2015 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
+300	2.0%	1.6%	(1.5)%	(9.3)%
+200	0.8	0.6	0.9	(5.3)
+100	—	(0.1)	1.9	(1.9)
-100	(0.2)	(0.5)	(6.7)	(1.2)
Management believes that ASB’s interest rate risk position as of September 30, 2016 represents a reasonable level of risk. The NII profile under the rising interest rate scenarios was more asset sensitive for all rate increases as of September 30, 2016 compared to December 31, 2015. The repricing assumption of certain core deposits was updated and resulted in slower repricing of those deposit balances in the twelve-month simulation period. This shift to less rate sensitive deposits increased ASB’s asset sensitivity.
ASB’s base EVE increased to $1.0 billion as of September 30, 2016 compared to $974 million as of December 31, 2015 due to the growth and mix of the balance sheet. Assets increased by $322 million with market valuation exceeding the growth and valuation of funding liabilities.
The change in EVE to rising rates became less sensitive as of September 30, 2016 compared to December 31, 2015 as the duration of assets shortened while the duration of liabilities lengthened. The downward shift in the yield curve led to faster prepayment expectations and shortened the durations of the fixed rate mortgage and investment portfolios. On the liability side of the balance sheet, core deposits grew by $190 million with the mix shifting to longer duration products. Additionally, the behavior (decay and repricing) assumptions of certain core deposits were updated, resulting in longer duration deposit liabilities.
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

As of September 30, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2016, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of September 30, 2016, an evaluation was performed under the supervision and with the participation of Hawaiian Electric’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Hawaiian Electric’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act. Management, including Hawaiian Electric’s Chief Executive Officer and Chief Financial Officer, concluded that Hawaiian Electric’s disclosure controls and procedures were effective, as of September 30, 2016, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.
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
Item 1A. Risk Factors
For information about Risk Factors, see pages 25 to 35 of HEI’s and Hawaiian Electric’s 2015 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and the Consolidated Financial Statements herein. Also, see “Cautionary Note Regarding Forward-Looking Statements” on pages iv and v herein. After the termination of the Merger Agreement, certain of the “Risk Factors Relating to the Merger” described on pages 25 and 26 of the Form 10-K may no longer be relevant. Also, there are risks that the termination of the Merger with NEE and the associated loss of NEE’s resources, expertise and support (e.g., financial and technological), could have negative impacts, including potentially higher costs and longer lead times to increase levels of renewable energy and to complete projects like ERP/ERM and smart grids, and a higher cost of capital.

Item 5. Other Information
A.            Ratio of earnings to fixed charges.

	Nine months ended September 30		Years ended December 31
	2016	2015	2015	2014	2013	2012	2011
HEI and Subsidiaries
Excluding interest on ASB deposits	5.34	3.68	3.68	3.80	3.55	3.30	3.24
Including interest on ASB deposits	5.04	3.54	3.54	3.65	3.42	3.15	3.04
Hawaiian Electric and Subsidiaries	4.18	4.03	3.97	4.04	3.72	3.37	3.52

See HEI Exhibit 12.1 and Hawaiian Electric Exhibit 12.2.
Item 6. Exhibits

HEI Exhibit 12.1
Hawaiian Electric Industries, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, nine months ended September 30, 2016 and 2015 and years ended December 31, 2015, 2014, 2013, 2012 and 2011

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

Hawaiian Electric Exhibit 10
Letter agreement dated July 28, 2016 and executed August 1, 2016 extending the term of the Power Purchase Agreement (PPA) between Hawaiian Electric Company and Kalaeloa Partners, L.P. dated as of October 14, 1988 (as amended)

Hawaiian Electric Exhibit 12.2
Hawaiian Electric Company, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, nine months ended September 30, 2016 and 2015 and years ended December 31, 2015, 2014, 2013, 2012 and 2011

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Alan M. Oshima
	Constance H. Lau		Alan M. Oshima
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ James A. Ajello	By	/s/ Tayne S. Y. Sekimura
	James A. Ajello		Tayne S. Y. Sekimura
	Executive Vice President and		Senior Vice President
	Chief Financial Officer		and Chief Financial Officer
	(Principal Financial and Accounting		(Principal Financial Officer of Hawaiian Electric)
Officer of HEI)

Date: November 4, 2016		Date: November 4, 2016