Form 10-Q
period 2017-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2017-08-03
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Hawaiian Electric Industries, Inc. ☐	Hawaiian Electric Company, Inc. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc. Yes ☐ No ☒	Hawaiian Electric Company, Inc. Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding July 27, 2017
Hawaiian Electric Industries, Inc. (Without Par Value)	108,785,486 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	16,019,785 Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2017

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2017 and 2016
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and six months ended June 30, 2017 and 2016
3		Condensed Consolidated Balance Sheets (unaudited) - June 30, 2017 and December 31, 2016
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - six months ended June 30, 2017 and 2016
5		Condensed Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2017 and 2016
Hawaiian Electric Company, Inc. and Subsidiaries
6		Condensed Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2017 and 2016
6		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and six months ended June 30, 2017 and 2016
7		Condensed Consolidated Balance Sheets (unaudited) - June 30, 2017 and December 31, 2016
8		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - six months ended June 30, 2017 and 2016
9		Condensed Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2017 and 2016
10		Notes to Condensed Consolidated Financial Statements (unaudited)
59	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
59		HEI consolidated
63		Electric Utilities
75		Bank
84	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
84	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
85	Item 1.	Legal Proceedings
85	Item 1A.	Risk Factors
86	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
86	Item 5.	Other Information
87	Item 6.	Exhibits
88	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2017
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
Company
Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B.; HEI Properties, Inc. (dissolved in 2015 and wound up in 2017); and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.).

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
HEI
Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., HEI Properties, Inc. (dissolved in 2015 and wound up in 2017) and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.)

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

Merger Agreement	Agreement and Plan of Merger by and among HEI, NextEra Energy, Inc., NEE Acquisition Sub II, Inc. and NEE Acquisition Sub I, LLC, dated December 3, 2014 and terminated July 16, 2016
MPIR	Major Project Interim Recovery
MW	Megawatt/s (as applicable)
NEE	NextEra Energy, Inc.
NEM	Net energy metering
NII	Net interest income
NPBC	Net periodic benefit costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PSIPs	Power Supply Improvement Plans
PUC	Public Utilities Commission of the State of Hawaii
PV	Photovoltaic
RAM	Rate adjustment mechanism
RBA	Revenue balancing account
RFP	Request for proposals
ROACE	Return on average common equity
RORB	Return on rate base
RPS	Renewable portfolio standards
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
Spin-Off	The previously planned distribution to HEI shareholders of all of the common stock of ASB Hawaii immediately prior to the Merger, which was terminated
TDR	Troubled debt restructuring
Trust III	HECO Capital Trust III
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity

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
Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:

•
international, national and local economic and political conditions—including the state of the Hawaii tourism, defense and construction industries; the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans held by ASB, which could result in higher loan loss provisions and write-offs); decisions concerning the extent of the presence of the federal government and military in Hawaii; the implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions; and the potential impacts of global developments (including global economic conditions and uncertainties; the effects of the United Kingdom’s referendum to withdraw from the European Union; unrest; the conflict in Syria; the effects of changes that have or may occur in U.S. policy, such as with respect to immigration and trade; terrorist acts by ISIS or others; potential conflict or crisis with North Korea; and potential pandemics);

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

•
the ability of the Utilities to develop, implement and recover the costs of implementing the Utilities’ action plans included in their updated Power Supply Improvement Plans (PSIPs), Demand Response Portfolio Plan, Distributed Generation Interconnection Plan, Grid Modernization Plans, and business model changes, which have been and are continuing to be developed and updated in response to the orders issued by the PUC in April 2014, its April 2014 inclinations on the future of Hawaii’s electric utilities and the vision, business strategies and regulatory policy changes required to align the Utilities’ business model with customer interests and the state’s public policy goals, and subsequent orders of the PUC;

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

•
federal, state, county and international governmental and regulatory actions, such as existing, new and changes in laws, rules and regulations applicable to HEI, the Utilities and ASB (including changes in taxation, increases in capital requirements, regulatory policy changes, environmental laws and regulations (including resulting compliance costs and risks of fines and penalties and/or liabilities), the regulation of greenhouse gas emissions, governmental fees and assessments (such as Federal Deposit Insurance Corporation assessments), and potential carbon “cap and trade” legislation that may fundamentally alter costs to produce electricity and accelerate the move to renewable generation);

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

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands, except per share amounts)	2017	2016	2017	2016
Revenues
Electric utility	$556,875	$495,395	$1,075,486	$977,447
Bank	75,329	70,749	148,185	139,589
Other	77	100	172	168
Total revenues	632,281	566,244	1,223,843	1,117,204
Expenses
Electric utility	501,828	424,709	971,501	851,435
Bank	50,533	50,525	99,229	99,771
Other	4,024	5,555	9,355	11,692
Total expenses	556,385	480,789	1,080,085	962,898
Operating income (loss)
Electric utility	55,047	70,686	103,985	126,012
Bank	24,796	20,224	48,956	39,818
Other	(3,947)	(5,455)	(9,183)	(11,524)
Total operating income	75,896	85,455	143,758	154,306
Interest expense, net—other than on deposit liabilities and other bank borrowings	(20,440)	(17,301)	(40,008)	(37,427)
Allowance for borrowed funds used during construction	1,143	760	2,032	1,422
Allowance for equity funds used during construction	3,027	1,997	5,426	3,736
Income before income taxes	59,626	70,911	111,208	122,037
Income taxes	20,492	26,310	37,408	44,611
Net income	39,134	44,601	73,800	77,426
Preferred stock dividends of subsidiaries	473	473	946	946
Net income for common stock	$38,661	$44,128	$72,854	$76,480
Basic earnings per common share	$0.36	$0.41	$0.67	$0.71
Diluted earnings per common share	$0.36	$0.41	$0.67	$0.71
Dividends declared per common share	$0.31	$0.31	$0.62	$0.62
Weighted-average number of common shares outstanding	108,750	107,962	108,712	107,791
Net effect of potentially dilutive shares	47	171	157	187
Weighted-average shares assuming dilution	108,797	108,133	108,869	107,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2017	2016	2017	2016
Net income for common stock	$38,661	$44,128	$72,854	$76,480
Other comprehensive income (loss), net of taxes:
Net unrealized gains on available-for-sale investment securities:
Net unrealized gains on available-for-sale investment securities arising during the period, net of taxes of $1,334, $1,925, $1,482 and $6,830, respectively	2,021	2,916	2,244	10,344
Reclassification adjustment for net realized gains included in net income, net of taxes of nil, $238, nil and $238, respectively	—	(360)	—	(360)
Derivatives qualifying as cash flow hedges:
Effective portion of foreign currency hedge net unrealized gains (losses) arising during the period, net of (taxes) benefits of nil, $475, nil and ($163), respectively	—	(745)	—	257
Reclassification adjustment to net income, net of tax benefits of nil, nil, $289 and $35, respectively	—	—	454	54
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $2,508, $2,362, $5,010 and $4,619, respectively	3,930	3,698	7,851	7,236
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $2,281, $2,166, $4,582 and $4,218, respectively	(3,581)	(3,401)	(7,194)	(6,623)
Other comprehensive income, net of taxes	2,370	2,108	3,355	10,908
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$41,031	$46,236	$76,209	$87,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$210,381	$278,452
Accounts receivable and unbilled revenues, net	249,539	237,950
Available-for-sale investment securities, at fair value	1,302,886	1,105,182
Stock in Federal Home Loan Bank, at cost	11,706	11,218
Loans receivable held for investment, net	4,688,278	4,683,160
Loans held for sale, at lower of cost or fair value	5,261	18,817
Property, plant and equipment, net of accumulated depreciation of $2,508,291 and $2,444,348 at June 30, 2017 and December 31, 2016, respectively	4,726,524	4,603,465
Regulatory assets	938,277	957,451
Other	478,763	447,621
Goodwill	82,190	82,190
Total assets	$12,693,805	$12,425,506
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$194,755	$143,279
Interest and dividends payable	22,124	25,225
Deposit liabilities	5,724,386	5,548,929
Short-term borrowings—other than bank	49,789	—
Other bank borrowings	188,130	192,618
Long-term debt, net—other than bank	1,618,647	1,619,019
Deferred income taxes	750,413	728,806
Regulatory liabilities	431,630	410,693
Contributions in aid of construction	543,204	543,525
Defined benefit pension and other postretirement benefit plans liability	626,795	638,854
Other	434,610	473,512
Total liabilities	10,584,483	10,324,460
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 108,785,486 shares and 108,583,413 shares at June 30, 2017 and December 31, 2016, respectively	1,660,403	1,660,910
Retained earnings	444,400	438,972
Accumulated other comprehensive loss, net of tax benefits	(29,774)	(33,129)
Total shareholders’ equity	2,075,029	2,066,753
Total liabilities and shareholders’ equity	$12,693,805	$12,425,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2016	108,583	$1,660,910	$438,972	$(33,129)	$2,066,753
Net income for common stock	—	—	72,854	—	72,854
Other comprehensive income, net of taxes	—	—	—	3,355	3,355
Issuance of common stock, net of expenses	202	(507)	—	—	(507)
Common stock dividends	—	—	(67,426)	—	(67,426)
Balance, June 30, 2017	108,785	$1,660,403	$444,400	$(29,774)	$2,075,029
Balance, December 31, 2015	107,460	$1,629,136	$324,766	$(26,262)	$1,927,640
Net income for common stock	—	—	76,480	—	76,480
Other comprehensive income, net of taxes	—	—	—	10,908	10,908
Issuance of common stock, net of expenses	727	18,002	—	—	18,002
Common stock dividends	—	—	(66,848)	—	(66,848)
Balance, June 30, 2016	108,187	$1,647,138	$334,398	$(15,354)	$1,966,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30
(in thousands)	2017	2016
Cash flows from operating activities
Net income	$73,800	$77,426
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	100,062	97,148
Other amortization	6,101	4,840
Provision for loan losses	6,741	9,519
Loans receivable originated and purchased, held for sale	(69,595)	(98,004)
Proceeds from sale of loans receivable, held for sale	79,944	98,457
Deferred income taxes	17,047	21,738
Share-based compensation expense	3,285	2,011
Allowance for equity funds used during construction	(5,426)	(3,736)
Other	246	2,982
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	(12,394)	12,894
Decrease (increase) in fuel oil stock	(5,962)	9,644
Decrease (increase) in regulatory assets	8,179	(11,752)
Increase in accounts, interest and dividends payable	55,451	20,837
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(37,954)	622
Increase in defined benefit pension and other postretirement benefit plans liability	420	95
Change in other assets and liabilities	(33,922)	(18,878)
Net cash provided by operating activities	186,023	225,843
Cash flows from investing activities
Available-for-sale investment securities purchased	(295,510)	(176,598)
Principal repayments on available-for-sale investment securities	99,663	102,716
Proceeds from sale of available-for-sale investment securities	—	16,423
Purchase of stock from Federal Home Loan Bank	(2,868)	(2,773)
Redemption of stock from Federal Home Loan Bank	2,380	2,233
Net increase in loans held for investment	(20,326)	(155,930)
Proceeds from sale of commercial loans	13,493	14,105
Proceeds from sale of real estate acquired in settlement of loans	185	553
Capital expenditures	(222,246)	(203,631)
Contributions in aid of construction	17,571	16,810
Other	8,216	1,106
Net cash used in investing activities	(399,442)	(384,986)
Cash flows from financing activities
Net increase in deposit liabilities	175,457	206,949
Net increase in short-term borrowings with original maturities of three months or less	49,789	12,922
Net increase (decrease) in retail repurchase agreements	9,048	(27,158)
Proceeds from other bank borrowings	59,500	55,835
Repayments of other bank borrowings	(73,034)	(84,369)
Proceeds from issuance of long-term debt	265,000	75,000
Repayment of long-term debt and funds transferred for redemption of special purpose revenue bonds	(265,000)	(75,000)
Withheld shares for employee taxes on vested share-based compensation	(3,787)	(2,345)
Net proceeds from issuance of common stock	—	7,668
Common stock dividends	(67,426)	(55,591)
Preferred stock dividends of subsidiaries	(946)	(946)
Other	(3,253)	2,908
Net cash provided by financing activities	145,348	115,873
Net decrease in cash and cash equivalents	(68,071)	(43,270)
Cash and cash equivalents, beginning of period	278,452	300,478
Cash and cash equivalents, end of period	$210,381	$257,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2017	2016	2017	2016
Revenues	$556,875	$495,395	$1,075,486	$977,447
Expenses
Fuel oil	141,259	91,899	285,529	205,639
Purchased power	153,067	139,058	280,191	254,917
Other operation and maintenance	106,374	99,563	206,614	203,471
Depreciation	48,156	46,760	96,372	93,541
Taxes, other than income taxes	52,972	47,429	102,795	93,867
Total expenses	501,828	424,709	971,501	851,435
Operating income	55,047	70,686	103,985	126,012
Allowance for equity funds used during construction	3,027	1,997	5,426	3,736
Interest expense and other charges, net	(18,214)	(15,103)	(35,718)	(32,411)
Allowance for borrowed funds used during construction	1,143	760	2,032	1,422
Income before income taxes	41,003	58,340	75,725	98,759
Income taxes	14,860	21,984	27,618	36,537
Net income	26,143	36,356	48,107	62,222
Preferred stock dividends of subsidiaries	229	229	458	458
Net income attributable to Hawaiian Electric	25,914	36,127	47,649	61,764
Preferred stock dividends of Hawaiian Electric	270	270	540	540
Net income for common stock	$25,644	$35,857	$47,109	$61,224
The accompanying notes are an integral part of these condensed consolidated financial statements.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2017	2016	2017	2016
Net income for common stock	$25,644	$35,857	$47,109	$61,224
Other comprehensive income (loss), net of taxes:
Derivatives qualifying as cash flow hedges:
Effective portion of foreign currency hedge net unrealized gains (losses) arising during the period, net of (taxes) benefits of nil, $475, nil and ($163), respectively	—	(745)	—	257
Reclassification adjustment to net income, net of tax benefits of nil, nil, $289 and nil, respectively	—	—	454	—
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $2,306, $2,160, $4,610 and $4,221, respectively	3,621	3,391	7,239	6,627
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $2,281, $2,166, $4,582 and $4,218, respectively	(3,581)	(3,401)	(7,194)	(6,623)
Other comprehensive income (loss), net of taxes	40	(755)	499	261
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$25,684	$35,102	$47,608	$61,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	June 30, 2017	December 31, 2016
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$53,178	$53,153
Plant and equipment	6,711,418	6,605,732
Less accumulated depreciation	(2,430,097)	(2,369,282)
Construction in progress	272,438	211,742
Utility property, plant and equipment, net	4,606,937	4,501,345
Nonutility property, plant and equipment, less accumulated depreciation of $1,233 as of June 30, 2017 and $1,232 as of December 31, 2016	7,410	7,407
Total property, plant and equipment, net	4,614,347	4,508,752
Current assets
Cash and cash equivalents	42,582	74,286
Customer accounts receivable, net	126,161	123,688
Accrued unbilled revenues, net	103,596	91,693
Other accounts receivable, net	3,684	5,233
Fuel oil stock, at average cost	72,392	66,430
Materials and supplies, at average cost	57,099	53,679
Prepayments and other	36,340	23,100
Regulatory assets	74,167	66,032
Total current assets	516,021	504,141
Other long-term assets
Regulatory assets	864,110	891,419
Unamortized debt expense	690	208
Other	75,987	70,908
Total other long-term assets	940,787	962,535
Total assets	$6,071,155	$5,975,428
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 16,019,785 shares at June 30, 2017 and December 31, 2016)	$106,818	$106,818
Premium on capital stock	601,486	601,491
Retained earnings	1,095,025	1,091,800
Accumulated other comprehensive income (loss), net of taxes	177	(322)
Common stock equity	1,803,506	1,799,787
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,318,845	1,319,260
Total capitalization	3,156,644	3,153,340
Commitments and contingencies (Note 3)
Current liabilities
Short-term borrowings from non-affiliates	43,990	—
Accounts payable	162,375	117,814
Interest and preferred dividends payable	19,497	22,838
Taxes accrued	142,263	172,730
Regulatory liabilities	2,883	3,762
Other	53,140	55,221
Total current liabilities	424,148	372,365
Deferred credits and other liabilities
Deferred income taxes	759,972	733,659
Regulatory liabilities	428,747	406,931
Unamortized tax credits	91,386	88,961
Defined benefit pension and other postretirement benefit plans liability	587,718	599,726
Other	79,336	76,921
Total deferred credits and other liabilities	1,947,159	1,906,198
Contributions in aid of construction	543,204	543,525
Total capitalization and liabilities	$6,071,155	$5,975,428
The accompanying notes are an integral part of these condensed consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2016	16,020	$106,818	$601,491	$1,091,800	$(322)	$1,799,787
Net income for common stock	—	—	—	47,109	—	47,109
Other comprehensive income, net of taxes	—	—	—	—	499	499
Common stock dividends	—	—	—	(43,884)	—	(43,884)
Common stock issuance expenses	—	—	(5)	—	—	(5)
Balance, June 30, 2017	16,020	$106,818	$601,486	$1,095,025	$177	$1,803,506
Balance, December 31, 2015	15,805	$105,388	$578,930	$1,043,082	$925	$1,728,325
Net income for common stock	—	—	—	61,224	—	61,224
Other comprehensive income, net of taxes	—	—	—	—	261	261
Common stock dividends	—	—	—	(46,800)	—	(46,800)
Common stock issuance expenses	—	—	(4)	—	—	(4)
Balance, June 30, 2016	15,805	$105,388	$578,926	$1,057,506	$1,186	$1,743,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30
(in thousands)	2017	2016
Cash flows from operating activities
Net income	$48,107	$62,222
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	96,372	93,541
Other amortization	4,262	3,793
Deferred income taxes	23,599	32,118
Allowance for equity funds used during construction	(5,426)	(3,736)
Other	1,615	2,982
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(1,729)	16,682
Increase in accrued unbilled revenues	(11,903)	(3,215)
Decrease (increase) in fuel oil stock	(5,962)	9,644
Increase in materials and supplies	(3,420)	(2,482)
Decrease (increase) in regulatory assets	8,179	(677)
Increase in accounts payable	51,637	23,427
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(40,910)	(28,192)
Increase in defined benefit pension and other postretirement benefit plans liability	302	237
Change in other assets and liabilities	(14,047)	(12,220)
Net cash provided by operating activities	150,676	194,124
Cash flows from investing activities
Capital expenditures	(202,080)	(197,332)
Contributions in aid of construction	17,571	16,810
Other	6,250	331
Net cash used in investing activities	(178,259)	(180,191)
Cash flows from financing activities
Common stock dividends	(43,884)	(46,800)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(998)	(998)
Proceeds from issuance of special purpose revenue bonds	265,000	—
Funds transferred for redemption of special purpose revenue bonds	(265,000)	—
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	43,990	36,995
Other	(3,229)	—
Net cash used in financing activities	(4,121)	(10,803)
Net increase (decrease) in cash and cash equivalents	(31,704)	3,130
Cash and cash equivalents, beginning of period	74,286	24,449
Cash and cash equivalents, end of period	$42,582	$27,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1 · Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited condensed consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in HEI’s and Hawaiian Electric’s Form 10-K for the year ended December 31, 2016.
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of June 30, 2017 and December 31, 2016, the results of their operations for the three and six months ended June 30, 2017 and 2016 and their cash flows for the six months ended June 30, 2017 and 2016. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
Recent accounting pronouncements.
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
As of June 30, 2017, the Company has identified its revenue streams from, and performance obligations related to, contracts with customers and has performed an analysis of these revenue streams for the impacts of Topic 606. The majority of the revenue subject to Topic 606 is the Utilities’ electric sales revenue and the Company and Hawaiian Electric do not expect a material impact on the timing or pattern of revenue recognition upon adoption of ASU No. 2014-09. The Company and Hawaiian Electric expect changes to the presentation and disclosure of revenues. The Company plans to adopt ASU No. 2014-09 (and subsequently issued revenue-related ASUs, as applicable) in the first quarter of 2018 using the modified retrospective approach. The Company continues to monitor developments in industry-specific application guidance and evaluate further impacts of Topic 606.
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

The Company plans to adopt ASU No. 2016-01 in the first quarter of 2018 and expects changes to disclosures, but otherwise believes the impact of adoption will not be material to the Company’s and Hawaiian Electric’s consolidated financial statements.

Leases. In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires that lessees recognize a liability to make lease payments (the lease liability) and a right-of-use asset, representing its right to use the underlying asset for the lease term, for all leases (except short-term leases) at the commencement date. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election and recognize lease expense for such leases generally on a straight-line basis over the lease term. For finance leases, a lessee is required to recognize interest on the lease liability separately from amortization of the right-of-use asset in the condensed consolidated statement of income. For operating leases, a lessee is required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis.
The Company plans to adopt ASU No. 2016-02 in the first quarter of 2019 and has not yet determined the method or impact of adoption.
Stock compensation.  In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions.
The Company adopted ASU No. 2016-09 in the first quarter of 2017. From January 1, 2017, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. From January 1, 2017, no excess tax benefits or deficiencies are included in determining the assumed proceeds under the treasury stock method of calculating diluted EPS. As of January 1, 2017, HEI adopted an accounting policy to account for forfeitures when they occur.
From January 1, 2017, HEI retrospectively applied the cashflow guidance for taxes paid (equivalent to the value of withheld shares for tax withholding purposes) and excess tax benefits. Excess tax benefits will be classified along with other income tax cash flows as an operating activity and the cash payments made to taxing authorities on the employees’ behalf for withheld shares are classified as financing activities on the HEI unaudited condensed consolidated statements of cash flows for all periods that are presented.
Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU No. 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date (based on historical experience, current conditions and reasonable and supportable forecasts) and enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU No. 2016-13 amends the accounting for credit losses on available-for-sale (AFS) debt securities and purchased financial assets with credit deterioration. The other-than-temporary impairment model of accounting for credit losses on AFS debt securities will be replaced with an estimate of expected credit losses only when the fair value is below the amortized cost of the asset. The length of time the fair value of an AFS debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. The AFS debt security model will also require the use of an allowance to record the estimated losses (and subsequent recoveries). The accounting for the initial recognition of the estimated expected credit losses for purchased financial assets with credit deterioration would be recognized through an allowance for credit losses with an offset to the cost basis of the related financial asset at acquisition (i.e., there is no impact to net income at initial recognition).
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
The Company plans to adopt ASU No. 2017-04 prospectively in the fourth quarter of 2017 and believes the impact of adoption will not be material to the Company’s and Hawaiian Electric’s consolidated financial statements.
Net periodic pension cost and net periodic postretirement benefit cost. In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component is eligible for capitalization under GAAP, when applicable.
The Company plans to adopt ASU No. 2017-07 in the first quarter of 2018 and has not yet determined the impact of adoption.

2 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended June 30, 2017
Revenues from external customers	$556,836	$75,329	$116	$632,281
Intersegment revenues (eliminations)	39	—	(39)	—
Revenues	$556,875	$75,329	$77	$632,281
Income (loss) before income taxes	$41,003	$24,796	$(6,173)	$59,626
Income taxes (benefit)	14,860	8,063	(2,431)	20,492
Net income (loss)	26,143	16,733	(3,742)	39,134
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$25,644	$16,733	$(3,716)	$38,661
Six months ended June 30, 2017
Revenues from external customers	$1,075,402	$148,185	$256	$1,223,843
Intersegment revenues (eliminations)	84	—	(84)	—
Revenues	$1,075,486	$148,185	$172	$1,223,843
Income (loss) before income taxes	$75,725	$48,956	$(13,473)	$111,208
Income taxes (benefit)	27,618	16,410	(6,620)	37,408
Net income (loss)	48,107	32,546	(6,853)	73,800
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	$47,109	$32,546	$(6,801)	$72,854
Total assets (at June 30, 2017)	$6,071,155	$6,610,877	$11,773	$12,693,805
Three months ended June 30, 2016
Revenues from external customers	$495,349	$70,749	$146	$566,244
Intersegment revenues (eliminations)	46	—	(46)	—
Revenues	$495,395	$70,749	$100	$566,244
Income (loss) before income taxes	$58,340	$20,224	$(7,653)	$70,911
Income taxes (benefit)	21,984	6,939	(2,613)	26,310
Net income (loss)	36,356	13,285	(5,040)	44,601
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$35,857	$13,285	$(5,014)	$44,128
Six months ended June 30, 2016
Revenues from external customers	$977,394	$139,589	$221	$1,117,204
Intersegment revenues (eliminations)	53	—	(53)	—
Revenues	$977,447	$139,589	$168	$1,117,204
Income (loss) before income taxes	$98,759	$39,818	$(16,540)	$122,037
Income taxes (benefit)	36,537	13,860	(5,786)	44,611
Net income (loss)	62,222	25,958	(10,754)	77,426
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	$61,224	$25,958	$(10,702)	$76,480
Total assets (at December 31, 2016)	$5,975,428	$6,421,357	$28,721	$12,425,506

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

3 · Electric utility segment
Revenue taxes. The Utilities’ revenues include amounts for the recovery of various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. However, the Utilities’ revenue tax payments to the taxing authorities in the period are based on the prior year’s billed revenues (in the case of public service company taxes and PUC fees) or on the current year’s cash collections from electric sales (in the case of franchise taxes). The Utilities included in the second quarters of 2017 and 2016 and six months ended June 30, 2017 and 2016 approximately $50 million, $44 million, $96 million and $87 million, respectively, of revenue taxes in “revenues” and in “taxes, other than income taxes” expense, in the unaudited condensed consolidated statements of income.
Unconsolidated variable interest entities.
HECO Capital Trust III.  HECO Capital Trust III (Trust III) was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to Hawaiian Electric, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by Hawaiian Electric in the principal amount of $31.5 million and issued by Hawaii Electric Light and Maui Electric each in the principal amount of $10 million, (iii) making distributions on these trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are currently redeemable at the issuer’s option without premium. The 2004 Debentures, together with the obligations of the Utilities under an expense agreement and Hawaiian Electric’s obligations under its trust guarantee and its guarantee of the obligations of Hawaii Electric Light and Maui Electric under their respective debentures, are the sole assets of Trust III. Taken together, Hawaiian Electric’s obligations under the Hawaiian Electric debentures, the Hawaiian Electric indenture, the subsidiary guarantees, the trust agreement, the expense agreement and trust guarantee provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of amounts due on the Trust Preferred Securities. Trust III has at all times been an unconsolidated subsidiary of Hawaiian Electric. Since Hawaiian Electric, as the holder of 100% of the trust common securities, does not absorb the majority of the variability of Trust III, Hawaiian Electric is not the primary beneficiary and does not consolidate Trust III in accordance with accounting rules on the consolidation of VIEs. Trust III’s balance sheets as of June 30, 2017 and December 31, 2016 each consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for the six months ended June 30, 2017 consisted of $1.7 million of interest income received from the 2004 Debentures; $1.6 million of distributions to holders of the Trust Preferred Securities; and $50,000 of common dividends on the trust common securities to Hawaiian Electric. As long as the 2004 Trust Preferred Securities are outstanding, Hawaiian Electric is not entitled to receive any funds from Trust III other than pro-rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by Hawaiian Electric in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event any of the Utilities elect to defer payment of interest on any of their respective 2004 Debentures, then Hawaiian Electric will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.
Power purchase agreements.  As of June 30, 2017, the Utilities had five power purchase agreements (PPAs) for firm capacity and other PPAs with independent power producers (IPPs) and Schedule Q providers (e.g., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
Some of the IPPs provided sufficient information for Hawaiian Electric to determine that the IPP was not a VIE, or was either a “business” or “governmental organization,” and thus excluded from the scope of accounting standards for VIEs. Other IPPs declined to provide the information necessary for Hawaiian Electric to determine the applicability of accounting standards for VIEs. Since 2004, Hawaiian Electric has continued its efforts to obtain from the other IPPs the information necessary to make the determinations required under accounting standards for VIEs. In each year from 2005 to 2016, the Utilities sent letters to the identified IPPs requesting the required information. All of these IPPs declined to provide the necessary information, except that Kalaeloa Partners, L.P. (Kalaeloa) later agreed to provide the information pursuant to the amendments to its PPA (see below). During the negotiations of an amendment to the PPA with AES Hawaii, Inc. (AES Hawaii), management determined that Hawaiian Electric was not the primary beneficiary of AES Hawaii under the existing PPA and consolidation was not required (see below). Management has concluded that the consolidation of two entities owning wind farms was not required as Hawaii Electric Light and Maui Electric do not have variable interests in the entities because the PPAs do not require them to absorb any variability of the entities. If the requested information is ultimately received from the remaining IPPs, a possible outcome of future analyses of such information is the consolidation of one or more of such IPPs in the unaudited condensed consolidated financial statements. The consolidation of any significant IPP could have a material effect on the unaudited condensed consolidated financial statements, including the recognition of a significant amount of assets and liabilities and, if such a consolidated IPP were operating at a loss and had insufficient equity, the potential recognition of such losses. If the Utilities determine they are required to consolidate the financial statements of such an IPP and the consolidation has a material effect, the Utilities would retrospectively apply accounting standards for VIEs.
Pursuant to the current accounting standards for VIEs, Hawaiian Electric is deemed to have a variable interest in Kalaeloa and AES Hawaii by reason of the provisions of Hawaiian Electric’s PPA with Kalaeloa and AES Hawaii, respectively. However, management has concluded that Hawaiian Electric is not the primary beneficiary of Kalaeloa or AES Hawaii because Hawaiian Electric does not have the power to direct the activities that most significantly impact Kalaeloa’s and AES Hawaii’s economic performance nor the obligation to absorb Kalaeloa’s or AES Hawaii’s expected losses, if any, that could potentially be significant to Kalaeloa or AES Hawaii. Thus, Hawaiian Electric has not consolidated Kalaeloa or AES Hawaii in its unaudited condensed consolidated financial statements.
Commitments and contingencies.
Contingencies. The Utilities are subject in the normal course of business to pending and threatened legal proceedings. Management does not anticipate that the aggregate ultimate liability arising out of these pending or threatened legal proceedings will be material to its financial position. However, the Utilities cannot rule out the possibility that such outcomes could have a material effect on the results of operations or liquidity for a particular reporting period in the future.
Power purchase agreements.  As of June 30, 2017, purchases from all IPPs were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2017	2016	2017	2016
Kalaeloa	$48	$36	$88	$65
AES Hawaii	35	36	64	74
HPOWER	16	17	33	33
Puna Geothermal Venture	10	5	18	12
HEP	10	4	17	15
Other IPPs [1]	34	41	60	56
Total IPPs	$153	$139	$280	$255

[1]	Includes wind power, solar power, feed-in tariff projects and other PPAs.
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
Hu Honua Bioenergy, LLC. In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua Bioenergy, LLC (Hu Honua) for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Per the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction delays, failed to meet its obligations under the PPA and failed to provide adequate assurances that it could perform or had the financial means to perform. Hawaii Electric Light terminated the PPA on March 1, 2016. On November 30, 2016, Hu Honua filed a civil complaint in the United States District Court for the District of Hawaii that included claims purportedly arising out of the termination of Hu Honua’s PPA. On May 26, 2017, Hawaii Electric Light and Hu Honua entered into a settlement agreement that will settle all claims related to the termination of the original PPA. The settlement agreement was contingent on the PUC’s approval of an amended and restated PPA between Hawaii Electric Light and Hu Honua dated May 5, 2017. In July 2017, the PUC approved the amended and restated PPA. Hu Honua is expected to be on-line by the end of 2018.
Utility projects.  Many public utility projects require PUC approval and various permits from other governmental agencies. Difficulties in obtaining, or the inability to obtain, the necessary approvals or permits can result in significantly increased project costs or even cancellation of projects. In the event a project does not proceed, or if it becomes probable the PUC will disallow cost recovery for all or part of a project, or if PUC imposed caps on project costs are expected to be exceeded, project costs may need to be written off in amounts that could result in significant reductions in Hawaiian Electric’s consolidated net income.
Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) Implementation Project. The Utilities submitted their Enterprise Information System Roadmap to the PUC in June 2014 and refiled an application for an ERP/EAM Implementation Project in July 2014 with an estimated cost of $82.4 million. In 2015, the PUC denied the request of the Utilities to defer the costs of the ERP software purchased in 2012 and these costs were written off in the third quarter of 2015.
On August 11, 2016, the PUC approved the Utilities’ request to commence the ERP/EAM Implementation Project, subject to certain conditions, including a $77.6 million cap on cost recovery as well as a requirement that the Utilities pass onto customers a minimum of $244 million in savings associated with the system over its 12-year service life. The decision and order (D&O) approved the deferral of certain project costs and allowed the accrual of allowance for funds used during construction (AFUDC), but limited the AFUDC rate to 1.75%. Pursuant to the D&O and subsequent orders, the Utilities are required to file a bottom-up, low-level analysis of the project’s benefits; performance metrics and tracking mechanism for passing the project’s benefits on to customers by September 2017; and monthly reports on the status and costs of the project.
On March 31, 2017, the Utilities filed their proposed methods of passing on to customers the estimated monetary savings attributable to the project. These proposed methods continue to be reviewed by the PUC and Consumer Advocate. The ERP/EAM Implementation Project is on schedule. The project is expected to go live by October 1, 2018. As of June 30, 2017, the Project incurred costs of $14.0 million of which $2.5 million were charged to other operation and maintenance (O&M) expense, $1.1 million relate to capital costs and $10.4 million are deferred costs.
Schofield Generating Station Project. In August 2012, the PUC approved a waiver from the competitive bidding framework to allow Hawaiian Electric to negotiate with the U.S. Army for the construction of a 50 MW utility owned and operated firm, renewable and dispatchable generation facility at Schofield Barracks. In September 2015, the PUC approved Hawaiian Electric’s application to expend $167 million for the project. In approving the project, the PUC placed a cost cap of $167 million for the project, stated 90% of the cap is allowed for cost recovery through cost recovery mechanisms other than base rates, and stated the $167 million cap will be adjusted downward due to any reduction in the cost of the engine contract due to a reduction in the foreign exchange rate. Hawaiian Electric was required to take all necessary steps to lock in the lowest possible exchange rate. On January 5, 2016, Hawaiian Electric executed window forward contracts, which lowered the cost of the engine contract by $9.7 million, resulting in a revised project cost cap of $157.3 million. Hawaiian Electric has received all of the major permits for the project, including a 35 year site lease from the U.S. Army. Construction of the facility began in October 2016, and the facility is expected to be placed in service in the second quarter of 2018. Project costs incurred as of June 30, 2017 amounted to $87.8 million. The project costs have been included for recovery in the 2017 test year rate case.
West Loch PV Project. In July 2016, Hawaiian Electric announced plans to build, own and operate a utility-owned, grid-tied 20-MW (ac) solar facility in conjunction with the Department of the Navy at a Navy/Air Force joint base. In June 2017, the PUC approved the expenditure of funds for the project, including Hawaiian Electric’s proposed project cost cap of $67 million and a performance guarantee to provide energy at 9.56 cents/KWH or less. Project costs incurred as of June 30, 2017 amounted to $0.4 million.

In approving the project, the PUC agreed the project is eligible for recovery of costs offset by related net benefits under the Major Project Interim Recovery (MPIR) guidelines (see “Decoupling” section below for MPIR guidelines). The PUC established a procedural schedule for Hawaiian Electric to provide supplemental materials to support meeting the MPIR guidelines for recovery of costs accompanied by system performance guarantee and cost savings sharing mechanisms and for the Consumer Advocate to review and comment on the information filed.  This is first instance in which the PUC is considering a request for recovery pursuant to the MPIR Guidelines.
Hamakua Energy Partners, L.P. (HEP) Asset Purchase Agreement. Hawaii Electric Light has been purchasing up to 60 MW (net) of firm capacity from HEP under a PPA that expires on December 30, 2030. The HEP plant currently contributes about 23% of the island of Hawaii’s generating capacity. In December 2015, Hawaii Electric Light entered into an agreement, subject to PUC approval, to acquire the assets of HEP for approximately $84.5 million. On May 4, 2017, the PUC denied Hawaii Electric Light’s application for approval of the Asset Purchase Agreement (APA) on the grounds that customer benefits were not sufficiently demonstrated to justify the purchase and in July 2017, Hawaii Electric Light and HEP terminated the APA.
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
Hawaiian Electric has initiated a dispute resolution process to collect the unpaid amounts from Hawaiian Telcom as specified by the joint pole agreement. For Hawaii Electric Light, the agreement does not specify an alternative dispute resolution process, and thus a complaint for payment was filed with the Circuit Court in June 2016. Maui Electric has not yet commenced any legal action to recover the delinquent amounts. As of June 30, 2017, total receivables under the joint pole agreement, including interest, from Hawaiian Telcom are $22.1 million ($14.8 million at Hawaiian Electric, $6.0 million at Hawaii Electric Light, and $1.3 million at Maui Electric). Management expects to prevail on these claims but has reserved for the accrued interest of $4.9 million on the receivables.
Environmental regulation.  The Utilities are subject to environmental laws and regulations that regulate the operation of existing facilities, the construction and operation of new facilities and the proper cleanup and disposal of hazardous waste and toxic substances.
Hawaiian Electric, Hawaii Electric Light and Maui Electric, like other utilities, periodically encounter petroleum or other chemical releases into the environment associated with current or previous operations. The Utilities report and take action on these releases when and as required by applicable law and regulations. The Utilities believe the costs of responding to such releases identified to date will not have a material effect, individually or in the aggregate, on Hawaiian Electric’s consolidated results of operations, financial condition or liquidity.
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. Although Maui Electric never operated at the Site or owned the Site property, after discussions with the EPA and the Hawaii Department of Health (DOH), Maui Electric agreed to undertake additional investigations at the Site and an adjacent parcel that Molokai Electric Company had used for equipment storage (the Adjacent Parcel) to determine the extent of environmental contamination. A 2011 assessment by a Maui Electric contractor of the Adjacent Parcel identified environmental impacts, including elevated polychlorinated biphenyls (PCBs) in the subsurface soils. In cooperation with the DOH and EPA, Maui Electric is further investigating the Site and the Adjacent Parcel to determine the extent of impacts of PCBs, residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $3.5 million as of June 30, 2017, representing the probable and reasonably estimated cost to complete the additional investigation and estimated cleanup costs at the Site and the Adjacent Parcel; however, final costs of remediation will depend on the results of continued investigation.
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
As of June 30, 2017, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $4.9 million. The reserve represents the probable and reasonably estimable cost to complete the onshore and offshore investigations and the remediation of PCB contamination in the offshore sediment. The final remediation costs will depend on the results of the onshore investigation and assessment of potential source control requirements, as well as the further investigation of contaminated sediment offshore from the Waiau Power Plant.
Regulatory proceedings
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
Reliability Standards Working Group. The PUC ordered the Utilities to take timely actions intended to lower energy costs, improve system reliability and address emerging challenges to integrate additional renewable energy. In addition to the PSIPs mentioned above, the PUC ordered certain filing requirements, including a Distributed Generation Interconnection Plan, which the Utilities filed in August 2014.
The PUC also stated it would be opening new dockets to address (1) reliability standards, (2) the technical, economic and policy issues associated with distributed energy resources (DER) and (3) the Hawaii electricity reliability administrator, which is a third party position which the legislature has authorized the PUC to create by contract to provide support for the PUC in developing and periodically updating local grid reliability standards and procedures and interconnection requirements and overseeing grid access and operation. The PUC has not yet opened new dockets to address the first and third topics above. To address DER, the second topic, the PUC opened an investigative proceeding on August 21, 2014 (see “DER Investigative Proceeding” below).
Policy Statement and Order Regarding Demand Response Programs. The PUC provided guidance concerning the objectives and goals for demand response programs, and ordered the Utilities to develop an integrated Demand Response (DR) Portfolio Plan that will enhance system operations and reduce costs to customers. The Utilities’ Plan was filed in July 2014. Subsequently, the Utilities submitted status updates and an update and supplemental report to the Plan. In July 2015, the PUC issued an order appointing a special adviser to guide, monitor and review the Utility’s Plan design and implementation. In December 2015, the Utilities filed applications with the PUC (1) for approval of their proposed DR Portfolio Tariff Structure, Reporting Schedule and Cost Recovery of Program Costs and (2) for approval to defer and recover certain computer software and software development costs for a DR Management System through the Renewable Energy Infrastructure Program (REIP) Surcharge. The Utilities filed an updated DR Portfolio Plan in February 2017. In May 2017, the Utilities filed their reply to the statements of position submitted by the other parties and are awaiting a PUC decision.
In the DR Management System proceeding, the parties filed statements of position in December 2016 and are awaiting a PUC decision.
Review of PSIPs. Collectively, the PUC's April 2014 resource planning orders confirm the energy policy and operational priorities that will guide the Utilities' strategies and plans going forward.
In August 2014, the Utilities filed proposed PSIPs with the PUC, as required by the PUC orders issued in April 2014. Updated PSIPs were filed in April 2016, pursuant to an order issued by the PUC in November 2015 which included the PUC’s observations and concerns, and comments provided by parties and participants. The Updated PSIPs provided plans to achieve 100% renewable energy using a diverse mix of energy resources by 2045. Under these plans, the Utilities support sustainable growth of private rooftop solar, expand use of energy storage systems, empower customers by developing smart grids and offer new products and services to customers (e.g., community solar, microgrids and voluntary “demand response” programs). In December 2016, the Utilities filed a PSIP Update Report as ordered by the PUC. The updated plans describe greater and faster expansion of the Utilities’ renewable energy portfolio than in the plans filed in April 2016, and emphasize work that is in progress or planned over the next five years on each of the five islands the Utilities serve. The plans include the continued growth of private rooftop solar and describe the grid and generation modernization work needed to reliably integrate an estimated total of 165,000 private systems by 2030, more than double today’s total of 79,000, and additional grid-scale renewable energy resources.
On July 14, 2017, the PUC accepted the Utilities’ PSIP December 2016 Update Report and closed the proceeding. In its order, the PUC provided guidance regarding the implementation of the Utilities’ near-term action plan and future planning activities, requiring the Utilities to file a report that details an updated resource planning approach and schedule by March 1, 2018. The PUC order stated that it intends to use the PSIPs in conjunction with its evaluation of specific filings for approval of capital and other projects.
DER investigative proceeding. In March 2015, the PUC issued an order to address DER issues.
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
The D&O capped the Utilities Net Energy Metering (NEM) programs at “existing” levels (i.e., for existing NEM customers and customers who already applied and were waiting for approval), closed their NEM programs to new participants, and approved new options for customers to interconnect DER to their electric grids, including Self Supply and Grid Supply tariff options.  The PUC placed caps on the availability of the Grid Supply program.  The Self Supply Program is designed for customers who do not export to the grid.
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
Pursuant to PUC order, in January and February 2017, the Utilities and various DER parties submitted tariff proposals and stipulations to modify existing interim DER option and proposals, and interconnection standards to facilitate or enable interim DER options, as well as provided comments and reply comments on such tariff proposals.
In May 2017, the PUC issued a D&O that approved the parties’ stipulations filed in January and February 2017.  This D&O also instructed the development of smart export proposals and Customer Self-Supply revisions, directed working groups to collaborate to discuss Phase 2 issues, and modified the procedural schedule.  In compliance with the D&O, the Utilities are meeting regularly with the DER parties in various working groups, and preparing for the next upcoming filing on technical track issues on August 7, 2017.

Decoupling. Decoupling is a regulatory model that is intended to facilitate meeting the State of Hawaii’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio standard. The decoupling model implemented in Hawaii delinks revenues from sales and includes annual rate adjustments. The decoupling mechanism has three components: (1) a sales decoupling component via a revenue balancing account (RBA), (2) a revenue escalation component via a rate adjustment mechanism (RAM) and (3) an earnings sharing mechanism, which would provide for a reduction of revenues between rate cases in the event the utility exceeds the return on average common equity (ROACE) allowed in its most recent rate case. Decoupling provides for more timely cost recovery and earning on investments.
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
2015 decoupling order. On March 31, 2015, the PUC issued an Order (the 2015 Decoupling Order) that modified the RAM portion of the decoupling mechanism to be capped at the lesser of the RAM revenue adjustment as then determined (based on an inflationary adjustment for certain O&M expenses and return on investment for certain rate base changes) and a RAM revenue adjustment calculated based on the cumulative annual compounded increase in Gross Domestic Product Price Index applied to annualized target revenues (the RAM Cap). The 2015 Decoupling Order provided a specific basis for calculating the target revenues until the next rate case, at which time the target revenues will reset. The triennial rate case cycle required under the decoupling mechanism continues to serve as the maximum period between the filing of general rate cases.
The RAM Cap impacted the Utilities' recovery of capital investments as follows:

•	Hawaiian Electric's RAM revenues were limited to the RAM Cap in 2015, 2016 and 2017.

•	Maui Electric's RAM revenues were limited to the RAM Cap in 2015 and 2016; however, the 2017 RAM revenues were below the RAM Cap.

•	Hawaii Electric Light’s RAM revenues were below the RAM Cap in 2015, 2016 and 2017.
2017 decoupling order. On April 27, 2017, the PUC issued an Order (the 2017 Decoupling Order) that requires the establishment of specific performance incentive mechanisms and provides guidelines for interim recovery of revenues to support major projects placed in service between general rate cases.
On May 30, 2017, the Utilities filed their proposed initial tariffs to implement conventional stand-alone performance incentive mechanisms. The performance incentive mechanisms to be established are:

•
Service reliability performance standards to include: 1) System Average Interruption Duration Index based on the average customer interruption time and 2) System Average Interruption Frequency Index based on the average number of customer interruptions. Target performance for each is based on each utilities’ historical 10 year average performance with a dead band of one standard deviation. The maximum penalty for each is 20 basis points applied to the common equity share of the rate base approved in the last rate case for each company. However, the maximum penalty for the initial implementation of the approved PIMs would be the 20 basis points applied to the common equity share of rate base used to determine the 2016 RAM Revenue Adjustment (or approximately $3 million for each of the standards in total for the three utilities). The maximum penalty will be updated upon issuance of an interim or final order in a rate case for each company and will remain constant in interim periods. These performance standards have penalties only.

•
Call Center Performance based on utility call center percentage of calls answered within 30 seconds. Target performance is based on the annual average performance for each utility for the most recent 8 quarters with a dead band of 3% above and below the target. The maximum penalty or incentive is 8 basis points applied to the common equity share of the rate base approved in the last rate case for each company, except for the initial implementation which will be 8 basis points applied to the common equity share of rate base used to determine the 2016 RAM Revenue Adjustment (or approximately $1.2 million penalty or incentive in total for the three utilities).

The 2017 Decoupling Order also established guidelines for MPIR. Projects eligible for recovery through the MPIR adjustment mechanism are major projects (i.e., projects with capital expenditures net of customer contributions in excess of $2.5 million), including but not restricted to renewable energy, energy efficiency, utility scale generation, grid modernization and smaller qualifying projects grouped into programs for review. The MPIR adjustment mechanism provides the opportunity to recover revenues for net costs of approved eligible projects placed in service between general rate cases wherein cost recovery is limited by a revenue cap and is not provided by other effective recovery mechanisms. The request for PUC approval must include a business case and all costs that are allowed to be recovered through the MPIR adjustment mechanism shall be offset by any related benefits. The guidelines provide for accrual of revenues approved for recovery upon in-service date to be collected from customers through the annual RBA tariff.

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
Annual decoupling filings. On March 31, 2017, the Utilities submitted to the PUC, their annual decoupling filings for tariffed rates that will be effective from June 1, 2017, through May 31, 2018. On May 22, 2017, Maui Electric amended its annual decoupling filing to update and revise certain cost information. The net annual incremental amounts proposed to be collected (refunded), as revised for Maui Electric, were as follows:

($ in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
2017 Annual incremental RAM adjusted revenues	$12.7	$3.2	$1.6
Annual change in accrued earnings sharing credits	$—	$—	$—
Annual change in accrued RBA balance as of December 31, 2016 (and associated revenue taxes) (refunded)	$(2.4)	$(2.5)	$(0.2)
Net annual incremental amount to be collected under the tariffs	$10.3	$0.7	$1.4
Impact on typical residential customer monthly bill (in dollars) *	$0.60	$0.15	$0.79
* Based on a 500 kilowatthour (KWH) bill for Hawaiian Electric, Maui Electric, and Hawaii Electric Light. The bill impact for Lanai and Molokai customers is expected to be an increase of $0.63, based on a 400 KWH bill.
On May 31, 2017, the PUC approved the annual decoupling filings for Hawaiian Electric and Hawaii Electric Light, and as amended on May 22, 2017, for Maui Electric, which went into effect on June 1, 2017.
Hawaiian Electric consolidated 2014 test year abbreviated and 2017 test year rate cases. On December 23, 2016, the PUC issued an order consolidating the Hawaiian Electric filings for the 2014 test year abbreviated rate case and the 2017 test year rate case. The order also found and concluded that Hawaiian Electric's abbreviated 2014 rate case filing did not comply with: (1) the Mandatory Triennial Rate Case Cycle requirement in the decoupling order that Hawaiian Electric file an application for a general rate case every three years and (2) the requirement that Hawaiian Electric file its 2014 calendar test year rate case application by June 27, 2014. The order then stated that: “[T]he determination and disposition of any rates, accounts, adjustment mechanisms, and practices that would have been subject to review in the context of a 2014 test year rate case proceeding are subject to appropriate adjustment based on evidence and findings in the consolidated rate case proceeding.”
On January 4, 2017, Hawaiian Electric filed a motion for clarification and/or partial reconsideration of the PUC’s order. On March 14, 2017, the PUC issued an order to address Hawaiian Electric’s motion, stating that the PUC is not initiating an investigation/enforcement proceeding against Hawaiian Electric regarding its compliance with the decoupling order, and the transfer and consolidation of Hawaiian Electric’s 2014 abbreviated rate case with the 2017 rate case is intended to ensure that ratepayers receive the attendant benefits of Hawaiian Electric’s decision to voluntarily forgo a general rate increase in base rates for its mandated 2014 test year. As directed, on April 12, 2017, Hawaiian Electric filed a supplement to its 2017 rate case filing, addressing the items raised in the order and explaining why Hawaiian Electric’s forgoing of a general rate increase in the 2014 test year should not result in any further adjustments to Hawaiian Electric’s revenue requirement in the 2017 test year.
On April 26, 2017, the PUC issued an Order regarding the supplement to Hawaiian Electric’s 2017 rate case filing, requesting updated pension and OPEB regulatory asset and liability schedules, by May 12, 2017, to reflect the use of the 2014 net periodic pension cost (NPPC) and net periodic benefits costs (NPBC) for the pension and OPEB tracking mechanisms and with amortization of such regulatory assets and liabilities beginning May 1, 2015. On May 12, 2017, Hawaiian Electric filed these schedules and on May 31, 2017, supplemented its May 12, 2017 filing to show the cumulative impact of the 2015-2017 change in employee benefits transferred to capital as a result of the change in the amortization of the pension and OPEB regulatory assets and liabilities.
On June 28, 2017, the PUC issued an order designating the filing date of Hawaiian Electric’s completed rate case application to be May 31, 2017, rather than December 16, 2016, the date of the filing of Hawaiian Electric’s rate case application. The revised date of the completed application coincided with the date that Hawaiian Electric filed supplemental pension-related information described above. On July 28, 2017, the PUC issued a procedural schedule with an interim D&O tentatively scheduled for December 15, 2017, and an evidentiary hearing in early March 2018.
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

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income (unaudited)
Three months ended June 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$394,414	81,710	80,765	—	(14)	$556,875
Expenses
Fuel oil	99,814	14,475	26,970	—	—	141,259
Purchased power	116,458	23,482	13,127	—	—	153,067
Other operation and maintenance	70,961	17,558	17,855	—	—	106,374
Depreciation	32,723	9,686	5,747	—	—	48,156
Taxes, other than income taxes	37,619	7,702	7,651	—	—	52,972
Total expenses	357,575	72,903	71,350	—	—	501,828
Operating income	36,839	8,807	9,415	—	(14)	55,047
Allowance for equity funds used during construction	2,659	134	234	—	—	3,027
Equity in earnings of subsidiaries	7,936	—	—	—	(7,936)	—
Interest expense and other charges, net	(12,562)	(2,996)	(2,670)	—	14	(18,214)
Allowance for borrowed funds used during construction	988	55	100	—	—	1,143
Income before income taxes	35,860	6,000	7,079	—	(7,936)	41,003
Income taxes	9,946	2,235	2,679	—	—	14,860
Net income	25,914	3,765	4,400	—	(7,936)	26,143
Preferred stock dividends of subsidiaries	—	133	96	—	—	229
Net income attributable to Hawaiian Electric	25,914	3,632	4,304	—	(7,936)	25,914
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$25,644	3,632	4,304	—	(7,936)	$25,644
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (unaudited)
Three months ended June 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$25,644	3,632	4,304	—	(7,936)	$25,644
Other comprehensive income (loss), net of taxes:
Derivatives qualified as cash flow hedges:
Reclassification adjustment to net income, net of tax benefits	—	—	—	—	—	—
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	3,621	449	344	—	(793)	3,621
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(3,581)	(448)	(343)	—	791	(3,581)
Other comprehensive income (loss), net of taxes	40	1	1	—	(2)	40
Comprehensive income attributable to common shareholder	$25,684	3,633	4,305	—	(7,938)	$25,684

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income (unaudited)
Three months ended June 30, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$347,010	73,652	74,758	—	(25)	$495,395
Expenses
Fuel oil	62,234	11,748	17,917	—	—	91,899
Purchased power	103,062	19,360	16,636	—	—	139,058
Other operation and maintenance	68,197	15,116	16,250	—	—	99,563
Depreciation	31,522	9,449	5,789	—	—	46,760
Taxes, other than income taxes	33,414	6,905	7,110	—	—	47,429
Total expenses	298,429	62,578	63,702	—	—	424,709
Operating income	48,581	11,074	11,056	—	(25)	70,686
Allowance for equity funds used during construction	1,559	206	232	—	—	1,997
Equity in earnings of subsidiaries	10,883	—	—	—	(10,883)	—
Interest expense and other charges, net	(10,345)	(2,669)	(2,114)	—	25	(15,103)
Allowance for borrowed funds used during construction	587	79	94	—	—	760
Income before income taxes	51,265	8,690	9,268	—	(10,883)	58,340
Income taxes	15,138	3,337	3,509	—	—	21,984
Net income	36,127	5,353	5,759	—	(10,883)	36,356
Preferred stock dividends of subsidiaries	—	133	96	—	—	229
Net income attributable to Hawaiian Electric	36,127	5,220	5,663	—	(10,883)	36,127
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$35,857	5,220	5,663	—	(10,883)	$35,857

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (unaudited)
Three months ended June 30, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$35,857	5,220	5,663	—	(10,883)	$35,857
Other comprehensive income (loss), net of taxes:
Derivatives qualified as cash flow hedges:
Effective portion of foreign currency hedge net unrealized loss, net of tax benefits	(745)	—	—	—	—	(745)
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	3,391	401	357	—	(758)	3,391
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(3,401)	(402)	(359)	—	761	(3,401)
Other comprehensive income (loss), net of taxes	(755)	(1)	(2)	—	3	(755)
Comprehensive income attributable to common shareholder	$35,102	5,219	5,661	—	(10,880)	$35,102

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income (unaudited)
Six months ended June 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$757,257	160,692	157,558	—	(21)	$1,075,486
Expenses
Fuel oil	197,815	31,732	55,982	—	—	285,529
Purchased power	216,605	42,071	21,515	—	—	280,191
Other operation and maintenance	138,239	33,074	35,301	—	—	206,614
Depreciation	65,445	19,371	11,556	—	—	96,372
Taxes, other than income taxes	72,659	15,152	14,984	—	—	102,795
Total expenses	690,763	141,400	139,338	—	—	971,501
Operating income	66,494	19,292	18,220	—	(21)	103,985
Allowance for equity funds used during construction	4,715	249	462	—	—	5,426
Equity in earnings of subsidiaries	16,539	—	—	—	(16,539)	—
Interest expense and other charges, net	(24,619)	(6,000)	(5,120)	—	21	(35,718)
Allowance for borrowed funds used during construction	1,737	100	195	—	—	2,032
Income before income taxes	64,866	13,641	13,757	—	(16,539)	75,725
Income taxes	17,217	5,158	5,243	—	—	27,618
Net income	47,649	8,483	8,514	—	(16,539)	48,107
Preferred stock dividends of subsidiaries	—	267	191	—	—	458
Net income attributable to Hawaiian Electric	47,649	8,216	8,323	—	(16,539)	47,649
Preferred stock dividends of Hawaiian Electric	540	—	—	—	—	540
Net income for common stock	$47,109	8,216	8,323	—	(16,539)	$47,109

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (unaudited)
Six months ended June 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$47,109	8,216	8,323	—	(16,539)	$47,109
Other comprehensive income (loss), net of taxes:
Derivatives qualifying as cash flow hedges:
Reclassification adjustment to net income, net of tax benefits	454	—	—	—	—	454
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	7,239	952	810	—	(1,762)	7,239
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(7,194)	(951)	(810)	—	1,761	(7,194)
Other comprehensive income (loss), net of taxes	499	1	—	—	(1)	499
Comprehensive income attributable to common shareholder	$47,608	8,217	8,323	—	(16,540)	$47,608

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income (unaudited)
Six months ended June 30, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$684,185	146,835	146,464	—	(37)	$977,447
Expenses
Fuel oil	136,319	26,122	43,198	—	—	205,639
Purchased power	194,979	36,157	23,781	—	—	254,917
Other operation and maintenance	137,755	31,557	34,159	—	—	203,471
Depreciation	63,044	18,898	11,599	—	—	93,541
Taxes, other than income taxes	66,098	13,796	13,973	—	—	93,867
Total expenses	598,195	126,530	126,710	—	—	851,435
Operating income	85,990	20,305	19,754	—	(37)	126,012
Allowance for equity funds used during construction	2,965	333	438	—	—	3,736
Equity in earnings of subsidiaries	18,812	—	—	—	(18,812)	—
Interest expense and other charges, net	(22,210)	(5,634)	(4,604)	—	37	(32,411)
Allowance for borrowed funds used during construction	1,116	128	178	—	—	1,422
Income before income taxes	86,673	15,132	15,766	—	(18,812)	98,759
Income taxes	24,909	5,683	5,945	—	—	36,537
Net income	61,764	9,449	9,821	—	(18,812)	62,222
Preferred stock dividends of subsidiaries	—	267	191	—	—	458
Net income attributable to Hawaiian Electric	61,764	9,182	9,630	—	(18,812)	61,764
Preferred stock dividends of Hawaiian Electric	540	—	—	—	—	540
Net income for common stock	$61,224	9,182	9,630	—	(18,812)	$61,224

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (unaudited)
Six months ended June 30, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$61,224	9,182	9,630	—	(18,812)	$61,224
Other comprehensive income, net of taxes:
Derivatives qualifying as cash flow hedges:
Effective portion of foreign currency hedge net unrealized gain, net of taxes	257	—	—	—	—	257
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	6,627	859	775	—	(1,634)	6,627
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(6,623)	(860)	(777)	—	1,637	(6,623)
Other comprehensive income, net of taxes	261	(1)	(2)	—	3	261
Comprehensive income attributable to common shareholder	$61,485	9,181	9,628	—	(18,809)	$61,485

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet (unaudited)
June 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,971	6,191	3,016	—	—	$53,178
Plant and equipment	4,318,460	1,267,529	1,125,429	—	—	6,711,418
Less accumulated depreciation	(1,423,042)	(518,266)	(488,789)	—	—	(2,430,097)
Construction in progress	232,965	16,734	22,739	—	—	272,438
Utility property, plant and equipment, net	3,172,354	772,188	662,395	—	—	4,606,937
Nonutility property, plant and equipment, less accumulated depreciation	5,763	115	1,532	—	—	7,410
Total property, plant and equipment, net	3,178,117	772,303	663,927	—	—	4,614,347
Investment in wholly owned subsidiaries, at equity	553,764	—	—	—	(553,764)	—
Current assets
Cash and cash equivalents	29,988	7,104	5,389	101	—	42,582
Advances to affiliates	—	4,100	1,000	—	(5,100)	—
Customer accounts receivable, net	88,614	18,847	18,700	—	—	126,161
Accrued unbilled revenues, net	74,640	14,166	14,790	—	—	103,596
Other accounts receivable, net	9,707	2,471	1,042	—	(9,536)	3,684
Fuel oil stock, at average cost	51,489	8,135	12,768	—	—	72,392
Materials and supplies, at average cost	30,716	8,852	17,531	—	—	57,099
Prepayments and other	25,695	7,294	3,602	—	(251)	36,340
Regulatory assets	65,891	3,981	4,295	—	—	74,167
Total current assets	376,740	74,950	79,117	101	(14,887)	516,021
Other long-term assets
Regulatory assets	638,480	119,108	106,522	—	—	864,110
Unamortized debt expense	497	84	109	—	—	690
Other	48,164	13,778	14,045	—	—	75,987
Total other long-term assets	687,141	132,970	120,676	—	—	940,787
Total assets	$4,795,762	980,223	863,720	101	(568,651)	$6,071,155
Capitalization and liabilities
Capitalization
Common stock equity	$1,803,506	291,760	261,903	101	(553,764)	$1,803,506
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	915,208	213,677	189,960	—	—	1,318,845
Total capitalization	2,741,007	512,437	456,863	101	(553,764)	3,156,644
Current liabilities
Short-term borrowings from non-affiliates	43,990	—	—	—	—	43,990
Short-term borrowings from affiliate	5,100	—	—	—	(5,100)	—
Accounts payable	123,986	19,796	18,593	—	—	162,375
Interest and preferred dividends payable	13,584	3,806	2,113	—	(6)	19,497
Taxes accrued	98,156	23,394	20,964	—	(251)	142,263
Regulatory liabilities	126	713	2,044	—	—	2,883
Other	38,964	8,920	14,786	—	(9,530)	53,140
Total current liabilities	323,906	56,629	58,500	—	(14,887)	424,148
Deferred credits and other liabilities
Deferred income taxes	542,109	111,616	106,023	—	224	759,972
Regulatory liabilities	297,006	98,844	32,897	—	—	428,747
Unamortized tax credits	59,537	16,246	15,603	—	—	91,386
Defined benefit pension and other postretirement benefit plans liability	435,614	73,246	78,858	—	—	587,718
Other	49,798	13,803	15,959	—	(224)	79,336
Total deferred credits and other liabilities	1,384,064	313,755	249,340	—	—	1,947,159
Contributions in aid of construction	346,785	97,402	99,017	—	—	543,204
Total capitalization and liabilities	$4,795,762	980,223	863,720	101	(568,651)	$6,071,155

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet (unaudited)
December 31, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,956	6,181	3,016	—	—	$53,153
Plant and equipment	4,241,060	1,255,185	1,109,487	—	—	6,605,732
Less accumulated depreciation	(1,382,972)	(507,666)	(478,644)	—	—	(2,369,282)
Construction in progress	180,194	12,510	19,038	—	—	211,742
Utility property, plant and equipment, net	3,082,238	766,210	652,897	—	—	4,501,345
Nonutility property, plant and equipment, less accumulated depreciation	5,760	115	1,532	—	—	7,407
Total property, plant and equipment, net	3,087,998	766,325	654,429	—	—	4,508,752
Investment in wholly owned subsidiaries, at equity	550,946	—	—	—	(550,946)	—
Current assets
Cash and cash equivalents	61,388	10,749	2,048	101	—	74,286
Advances to affiliates	—	3,500	10,000	—	(13,500)	—
Customer accounts receivable, net	86,373	20,055	17,260	—	—	123,688
Accrued unbilled revenues, net	65,821	13,564	12,308	—	—	91,693
Other accounts receivable, net	7,652	2,445	1,416	—	(6,280)	5,233
Fuel oil stock, at average cost	47,239	8,229	10,962	—	—	66,430
Materials and supplies, at average cost	29,928	7,380	16,371	—	—	53,679
Prepayments and other	16,502	5,352	2,179	—	(933)	23,100
Regulatory assets	60,185	3,483	2,364	—	—	66,032
Total current assets	375,088	74,757	74,908	101	(20,713)	504,141
Other long-term assets
Regulatory assets	662,232	120,863	108,324	—	—	891,419
Unamortized debt expense	151	23	34	—	—	208
Other	43,743	13,573	13,592	—	—	70,908
Total other long-term assets	706,126	134,459	121,950	—	—	962,535
Total assets	$4,720,158	975,541	851,287	101	(571,659)	$5,975,428
Capitalization and liabilities
Capitalization
Common stock equity	$1,799,787	291,291	259,554	101	(550,946)	$1,799,787
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	915,437	213,703	190,120	—	—	1,319,260
Total capitalization	2,737,517	511,994	454,674	101	(550,946)	3,153,340
Current liabilities
Short-term borrowings from affiliate	13,500	—	—	—	(13,500)	—
Accounts payable	86,369	18,126	13,319	—	—	117,814
Interest and preferred dividends payable	15,761	4,206	2,882	—	(11)	22,838
Taxes accrued	120,176	28,100	25,387	—	(933)	172,730
Regulatory liabilities	—	2,219	1,543	—	—	3,762
Other	41,352	7,637	12,501	—	(6,269)	55,221
Total current liabilities	277,158	60,288	55,632	—	(20,713)	372,365
Deferred credits and other liabilities
Deferred income taxes	524,433	108,052	100,911	—	263	733,659
Regulatory liabilities	281,112	93,974	31,845	—	—	406,931
Unamortized tax credits	57,844	15,994	15,123	—	—	88,961
Defined benefit pension and other postretirement benefit plans liability	444,458	75,005	80,263	—	—	599,726
Other	49,191	13,024	14,969	—	(263)	76,921
Total deferred credits and other liabilities	1,357,038	306,049	243,111	—	—	1,906,198
Contributions in aid of construction	348,445	97,210	97,870	—	—	543,525
Total capitalization and liabilities	$4,720,158	975,541	851,287	101	(571,659)	$5,975,428

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity (unaudited)
Six months ended June 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2016	$1,799,787	291,291	259,554	101	(550,946)	$1,799,787
Net income for common stock	47,109	8,216	8,323	—	(16,539)	47,109
Other comprehensive income, net of taxes	499	1	—	—	(1)	499
Common stock dividends	(43,884)	(7,748)	(5,973)	—	13,721	(43,884)
Common stock issuance expenses	(5)	—	(1)	—	1	(5)
Balance, June 30, 2017	$1,803,506	291,760	261,903	101	(553,764)	$1,803,506

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity (unaudited)
Six months ended June 30, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2015	$1,728,325	292,702	263,725	101	(556,528)	$1,728,325
Net income for common stock	61,224	9,182	9,630	—	(18,812)	61,224
Other comprehensive income (loss), net of taxes	261	(1)	(2)	—	3	261
Common stock dividends	(46,800)	(6,604)	(6,530)	—	13,134	(46,800)
Common stock issuance expenses	(4)	(4)	—	—	4	(4)
Balance, June 30, 2016	$1,743,006	295,275	266,823	101	(562,199)	$1,743,006

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows (unaudited)
Six months ended June 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$47,649	8,483	8,514	—	(16,539)	$48,107
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(16,589)	—	—	—	16,539	(50)
Common stock dividends received from subsidiaries	13,771	—	—	—	(13,721)	50
Depreciation of property, plant and equipment	65,445	19,371	11,556	—	—	96,372
Other amortization	1,875	905	1,482	—	—	4,262
Deferred income taxes	15,060	3,590	4,988	—	(39)	23,599
Allowance for equity funds used during construction	(4,715)	(249)	(462)	—	—	(5,426)
Other	1,089	699	(173)	—	—	1,615
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(5,100)	1,182	(1,067)	—	3,256	(1,729)
Increase in accrued unbilled revenues	(8,819)	(602)	(2,482)	—	—	(11,903)
Decrease (increase) in fuel oil stock	(4,250)	94	(1,806)	—	—	(5,962)
Increase in materials and supplies	(788)	(1,472)	(1,160)	—	—	(3,420)
Decrease (increase) in regulatory assets	11,378	(1,575)	(1,624)	—	—	8,179
Increase in accounts payable	39,954	3,291	8,392	—	—	51,637
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(29,430)	(6,290)	(4,725)	—	(465)	(40,910)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	355	26	(79)	—	—	302
Change in other assets and liabilities	(12,727)	129	1,807	—	(3,256)	(14,047)
Net cash provided by operating activities	114,158	27,582	23,161	—	(14,225)	150,676
Cash flows from investing activities
Capital expenditures	(153,554)	(24,744)	(23,782)	—	—	(202,080)
Contributions in aid of construction	14,078	1,870	1,623	—	—	17,571
Other	4,820	619	307	—	504	6,250
Advances from affiliates	—	(600)	9,000	—	(8,400)	—
Net cash used in investing activities	(134,656)	(22,855)	(12,852)	—	(7,896)	(178,259)
Cash flows from financing activities
Common stock dividends	(43,884)	(7,748)	(5,973)	—	13,721	(43,884)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(540)	(267)	(191)	—	—	(998)
Proceeds from issuance of special purpose revenue bonds	162,000	28,000	75,000	—		265,000
Funds transferred for redemption of special purpose revenue bonds	(162,000)	(28,000)	(75,000)	—	—	(265,000)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	35,590	—	—	—	8,400	43,990
Other	(2,068)	(357)	(804)	—	—	(3,229)
Net cash used in financing activities	(10,902)	(8,372)	(6,968)	—	22,121	(4,121)
Net increase (decrease) in cash and cash equivalents	(31,400)	(3,645)	3,341	—	—	(31,704)
Cash and cash equivalents, beginning of period	61,388	10,749	2,048	101	—	74,286
Cash and cash equivalents, end of period	$29,988	7,104	5,389	101	—	$42,582

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows (unaudited)
Six months ended June 30, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$61,764	9,449	9,821	—	(18,812)	$62,222
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(18,862)	—	—	—	18,812	(50)
Common stock dividends received from subsidiaries	13,184	—	—	—	(13,134)	50
Depreciation of property, plant and equipment	63,044	18,898	11,599	—	—	93,541
Other amortization	1,919	911	963	—	—	3,793
Deferred income taxes	23,954	2,538	5,623	—	3	32,118
Allowance for equity funds used during construction	(2,965)	(333)	(438)	—	—	(3,736)
Other	1,383	1,611	(12)	—	—	2,982
Changes in assets and liabilities:
Decrease in accounts receivable	14,177	2,007	729	—	(231)	16,682
Decrease (increase) in accrued unbilled revenues	(2,941)	634	(908)	—	—	(3,215)
Decrease in fuel oil stock	6,015	924	2,705	—	—	9,644
Increase in materials and supplies	(1,748)	(708)	(26)	—	—	(2,482)
Decrease (increase) in regulatory assets	(3,974)	2,138	1,159	—	—	(677)
Increase in accounts payable	17,150	208	6,069	—	—	23,427
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(21,371)	(192)	(6,626)	—	(3)	(28,192)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	299	27	(89)	—	—	237
Change in other assets and liabilities	(11,803)	11	(659)	—	231	(12,220)
Net cash provided by operating activities	139,225	38,123	29,910	—	(13,134)	194,124
Cash flows from investing activities
Capital expenditures	(152,283)	(27,436)	(17,613)	—	—	(197,332)
Contributions in aid of construction	12,824	1,605	2,381	—	—	16,810
Other	132	169	30	—	—	331
Advances from affiliates	—	(3,000)	(11,000)	—	14,000	—
Net cash used in investing activities	(139,327)	(28,662)	(26,202)	—	14,000	(180,191)
Cash flows from financing activities
Common stock dividends	(46,800)	(6,604)	(6,530)	—	13,134	(46,800)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(540)	(267)	(191)	—	—	(998)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	50,995	—	—	—	(14,000)	36,995
Other	8	(8)	—	—	—	—
Net cash provided by (used in) financing activities	3,663	(6,879)	(6,721)	—	(866)	(10,803)
Net increase (decrease) in cash and cash equivalents	3,561	2,582	(3,013)	—	—	3,130
Cash and cash equivalents, beginning of period	16,281	2,682	5,385	101	—	24,449
Cash and cash equivalents, end of period	$19,842	5,264	2,372	101	—	$27,579

4 · Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income Data (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2017	2016	2017	2016
Interest and dividend income
Interest and fees on loans	$52,317	$49,690	$103,059	$98,127
Interest and dividends on investment securities	6,763	4,443	13,743	9,460
Total interest and dividend income	59,080	54,133	116,802	107,587
Interest expense
Interest on deposit liabilities	2,311	1,691	4,414	3,283
Interest on other borrowings	824	1,467	1,640	2,952
Total interest expense	3,135	3,158	6,054	6,235
Net interest income	55,945	50,975	110,748	101,352
Provision for loan losses	2,834	4,753	6,741	9,519
Net interest income after provision for loan losses	53,111	46,222	104,007	91,833
Noninterest income
Fees from other financial services	5,810	5,701	11,420	11,200
Fee income on deposit liabilities	5,565	5,262	10,993	10,418
Fee income on other financial products	1,971	2,207	3,837	4,412
Bank-owned life insurance	1,925	1,006	2,908	2,004
Mortgage banking income	587	1,554	1,376	2,749
Gains on sale of investment securities, net	—	598	—	598
Other income, net	391	288	849	621
Total noninterest income	16,249	16,616	31,383	32,002
Noninterest expense
Compensation and employee benefits	24,742	21,919	47,979	44,353
Occupancy	4,185	4,115	8,339	8,253
Data processing	3,207	3,277	6,487	6,449
Services	2,766	2,755	5,126	5,666
Equipment	1,771	1,771	3,519	3,434
Office supplies, printing and postage	1,527	1,583	3,062	2,948
Marketing	839	899	1,356	1,760
FDIC insurance	822	913	1,550	1,797
Other expense	4,705	5,382	9,016	9,357
Total noninterest expense	44,564	42,614	86,434	84,017
Income before income taxes	24,796	20,224	48,956	39,818
Income taxes	8,063	6,939	16,410	13,860
Net income	$16,733	$13,285	$32,546	$25,958

American Savings Bank, F.S.B.
Statements of Comprehensive Income Data (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2017	2016	2017	2016
Net income	$16,733	$13,285	$32,546	$25,958
Other comprehensive income, net of taxes:
Net unrealized gains on available-for-sale investment securities:
Net unrealized gains on available-for-sale investment securities arising during the period, net of taxes of $1,334, $1,925, $1,482 and $6,830, respectively	2,021	2,915	2,244	10,344
Reclassification adjustment for net realized gains included in net income, net of taxes of nil, $238, nil and $238, respectively	—	(360)	—	(360)
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $133, $140, $537 and $277, respectively	202	211	814	419
Other comprehensive income, net of taxes	2,223	2,766	3,058	10,403
Comprehensive income	$18,956	$16,051	$35,604	$36,361

American Savings Bank, F.S.B.
Balance Sheets Data (unaudited)

(in thousands)	June 30, 2017		December 31, 2016
Assets
Cash and due from banks		$128,609		$137,083
Interest-bearing deposits		37,049		52,128
Restricted cash		—		1,764
Available-for-sale investment securities, at fair value		1,302,886		1,105,182
Stock in Federal Home Loan Bank, at cost		11,706		11,218
Loans receivable held for investment		4,744,634		4,738,693
Allowance for loan losses		(56,356)		(55,533)
Net loans		4,688,278		4,683,160
Loans held for sale, at lower of cost or fair value		5,261		18,817
Other		354,898		329,815
Goodwill		82,190		82,190
Total assets		$6,610,877		$6,421,357

Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$1,694,150		$1,639,051
Deposit liabilities—interest-bearing		4,030,236		3,909,878
Other borrowings		188,130		192,618
Other		101,974		101,635
Total liabilities		6,014,490		5,843,182
Commitments and contingencies
Common stock		1		1
Additional paid in capital		344,062		342,704
Retained earnings		271,739		257,943
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(5,687)		$(7,931)
Retirement benefit plans	(13,728)	(19,415)	(14,542)	(22,473)
Total shareholder’s equity		596,387		578,175
Total liabilities and shareholder’s equity		$6,610,877		$6,421,357

Other assets
Bank-owned life insurance		$146,122		$143,197
Premises and equipment, net		108,158		90,570
Prepaid expenses		4,632		3,348
Accrued interest receivable		16,949		16,824
Mortgage-servicing rights		9,181		9,373
Low-income housing equity investments		48,596		47,081
Real estate acquired in settlement of loans, net		1,554		1,189
Other		19,706		18,233
		$354,898		$329,815
Other liabilities
Accrued expenses		$34,451		$36,754
Federal and state income taxes payable		6,336		4,728
Cashier’s checks		24,191		24,156
Advance payments by borrowers		10,334		10,335
Other		26,662		25,662
		$101,974		$101,635

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of $88 million and $100 million, respectively, as of June 30, 2017 and $93 million and $100 million, respectively, as of December 31, 2016.
Available-for-sale investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
June 30, 2017
Available-for-sale
U.S. Treasury and federal agency obligations	$187,289	$947	$(1,653)	$186,583	16	$104,417	$(1,532)	1	$3,186	$(121)
Mortgage-related securities- FNMA, FHLMC and GNMA	1,109,613	2,202	(10,939)	1,100,876	98	759,643	(9,658)	13	43,296	(1,281)
Mortgage revenue bond	15,427	—	—	15,427	—	—	—	—	—	—
	$1,312,329	$3,149	$(12,592)	$1,302,886	114	$864,060	$(11,190)	14	$46,482	$(1,402)
December 31, 2016
Available-for-sale
U.S. Treasury and federal agency obligations	$193,515	$920	$(2,154)	$192,281	18	$123,475	$(2,010)	1	$3,485	$(144)
Mortgage-related securities- FNMA, FHLMC and GNMA	909,408	1,742	(13,676)	897,474	88	709,655	(12,143)	13	47,485	(1,533)
Mortgage revenue bond	15,427	—	—	15,427	—	—	—	—	—	—
	$1,118,350	$2,662	$(15,830)	$1,105,182	106	$833,130	$(14,153)	14	$50,970	$(1,677)
ASB does not believe that the investment securities that were in an unrealized loss position at June 30, 2017, represent an other-than-temporary impairment (OTTI). Total gross unrealized losses were primarily attributable to rising interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities. The contractual cash flows of the U.S. Treasury, federal agency obligations and mortgage-related securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB did not recognize OTTI for the quarters and six month periods ended June 30, 2017 and 2016.
U.S. Treasury, federal agency obligations, and the mortgage revenue bond have contractual terms to maturity. Mortgage-related securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.
The contractual maturities of available-for-sale investment securities were as follows:

June 30, 2017	Amortized cost	Fair value
(in thousands)
Due in one year or less	$9,992	$9,993
Due after one year through five years	77,151	77,307
Due after five years through ten years	85,724	85,258
Due after ten years	29,849	29,452
	202,716	202,010
Mortgage-related securities-FNMA, FHLMC and GNMA	1,109,613	1,100,876
Total available-for-sale securities	$1,312,329	$1,302,886
Proceeds and gross realized gains from the sale of available-for-sale investment securities were $16.4 million and $0.6 million, respectively, for the three and six months ended June 30, 2016. Gross realized losses recognized during the three and six months ended June 30, 2016 were not material. No available-for-sale investment securities were sold during the three and six month periods ended June 30, 2017.
Loans receivable. The components of loans receivable were summarized as follows:

	June 30, 2017	December 31, 2016
(in thousands)
Real estate:
Residential 1-4 family	$2,061,549	$2,048,051
Commercial real estate	808,900	800,395
Home equity line of credit	883,135	863,163
Residential land	16,009	18,889
Commercial construction	116,548	126,768
Residential construction	10,759	16,080
Total real estate	3,896,900	3,873,346
Commercial	649,657	692,051
Consumer	201,199	178,222
Total loans	4,747,756	4,743,619
Less: Deferred fees and discounts	(3,122)	(4,926)
Allowance for loan losses	(56,356)	(55,533)
Total loans, net	$4,688,278	$4,683,160
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

Allowance for loan losses.  The allowance for loan losses (balances and changes) and financing receivables were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Unallo-cated	Total
Three months ended June 30, 2017
Allowance for loan losses:
Beginning balance	$2,781	$16,504	$5,417	$1,479	$7,257	$11	$14,902	$7,646	$—	$55,997
Charge-offs	—	—	—	(92)	—	—	(752)	(2,390)	—	(3,234)
Recoveries	49	—	39	15	—	—	299	357	—	759
Provision	300	2,336	71	(138)	(2,551)	(2)	103	2,715	—	2,834
Ending balance	$3,130	$18,840	$5,527	$1,264	$4,706	$9	$14,552	$8,328	$—	$56,356
Three months ended June 30, 2016
Allowance for loan losses:
Beginning balance	$4,593	$11,806	$7,172	$1,740	$6,164	$12	$16,991	$3,848	$—	$52,326
Charge-offs	(15)	—	—	—	—	—	(962)	(1,528)	—	(2,505)
Recoveries	35	—	16	16	—	—	425	265	—	757
Provision	(229)	1,755	648	(67)	829	—	631	1,186	—	4,753
Ending balance	$4,384	$13,561	$7,836	$1,689	$6,993	$12	$17,085	$3,771	$—	$55,331
Six months ended June 30, 2017
Allowance for loan losses:
Beginning balance	$2,873	$16,004	$5,039	$1,738	$6,449	$12	$16,618	$6,800	$—	$55,533
Charge-offs	(6)	—	(14)	(92)	—	—	(2,262)	(5,200)	—	(7,574)
Recoveries	58	—	130	218	—	—	596	654	—	1,656
Provision	205	2,836	372	(600)	(1,743)	(3)	(400)	6,074	—	6,741
Ending balance	$3,130	$18,840	$5,527	$1,264	$4,706	$9	$14,552	$8,328	$—	$56,356
June 30, 2017
Ending balance: individually evaluated for impairment	$1,332	$73	$275	$480	$—	$—	$939	$30		$3,129
Ending balance: collectively evaluated for impairment	$1,798	$18,767	$5,252	$784	$4,706	$9	$13,613	$8,298	$—	$53,227
Financing Receivables:
Ending balance	$2,061,549	$808,900	$883,135	$16,009	$116,548	$10,759	$649,657	$201,199		$4,747,756
Ending balance: individually evaluated for impairment	$19,188	$1,289	$6,684	$2,589	$—	$—	$4,283	$68		$34,101
Ending balance: collectively evaluated for impairment	$2,042,361	$807,611	$876,451	$13,420	$116,548	$10,759	$645,374	$201,131		$4,713,655
Six months ended June 30, 2016
Allowance for loan losses:
Beginning balance	$4,186	$11,342	$7,260	$1,671	$4,461	$13	$17,208	$3,897	$—	$50,038
Charge-offs	(60)	—	—	—	—	—	(2,305)	(3,098)	—	(5,463)
Recoveries	52	—	31	119	—	—	560	475	—	1,237
Provision	206	2,219	545	(101)	2,532	(1)	1,622	2,497	—	9,519
Ending balance	$4,384	$13,561	$7,836	$1,689	$6,993	$12	$17,085	$3,771	$—	$55,331
December 31, 2016
Ending balance: individually evaluated for impairment	$1,352	$80	$215	$789	$—	$—	$1,641	$6		$4,083
Ending balance: collectively evaluated for impairment	$1,521	$15,924	$4,824	$949	$6,449	$12	$14,977	$6,794	$—	$51,450
Financing Receivables:
Ending balance	$2,048,051	$800,395	$863,163	$18,889	$126,768	$16,080	$692,051	$178,222		$4,743,619
Ending balance: individually evaluated for impairment	$19,854	$1,569	$6,158	$3,629	$—	$—	$20,539	$10		$51,759
Ending balance: collectively evaluated for impairment	$2,028,197	$798,826	$857,005	$15,260	$126,768	$16,080	$671,512	$178,212		$4,691,860
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
The credit risk profile by internally assigned grade for loans was as follows:

	June 30, 2017			December 31, 2016
(in thousands)	Commercial real estate	Commercial construction	Commercial	Commercial real estate	Commercial construction	Commercial
Grade:
Pass	$660,015	$92,069	$602,903	$701,657	$102,955	$614,139
Special mention	95,656	22,500	19,429	65,541	—	25,229
Substandard	53,229	1,979	27,325	33,197	23,813	52,683
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$808,900	$116,548	$649,657	$800,395	$126,768	$692,051

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
June 30, 2017
Real estate:
Residential 1-4 family	$2,308	$2,694	$5,411	$10,413	$2,051,136	$2,061,549	$—
Commercial real estate	—	—	—	—	808,900	808,900	—
Home equity line of credit	502	494	1,516	2,512	880,623	883,135	—
Residential land	—	—	305	305	15,704	16,009	—
Commercial construction	—	—	—	—	116,548	116,548	—
Residential construction	—	—	—	—	10,759	10,759	—
Commercial	1,486	614	1,096	3,196	646,461	649,657	—
Consumer	2,266	1,305	863	4,434	196,765	201,199	—
Total loans	$6,562	$5,107	$9,191	$20,860	$4,726,896	$4,747,756	$—
December 31, 2016
Real estate:
Residential 1-4 family	$5,467	$2,338	$3,505	$11,310	$2,036,741	$2,048,051	$—
Commercial real estate	2,416	—	—	2,416	797,979	800,395	—
Home equity line of credit	1,263	381	1,342	2,986	860,177	863,163	—
Residential land	—	—	255	255	18,634	18,889	—
Commercial construction	—	—	—	—	126,768	126,768	—
Residential construction	—	—	—	—	16,080	16,080	—
Commercial	413	510	1,303	2,226	689,825	692,051	—
Consumer	1,945	1,001	963	3,909	174,313	178,222	—
Total loans	$11,504	$4,230	$7,368	$23,102	$4,720,517	$4,743,619	$—

The credit risk profile based on nonaccrual loans, accruing loans 90 days or more past due and TDR loans was as follows:

(in thousands)	June 30, 2017	December 31, 2016
Real estate:
Residential 1-4 family	$12,270	$11,154
Commercial real estate	—	223
Home equity line of credit	4,306	3,080
Residential land	915	878
Commercial construction	—	—
Residential construction	—	—
Commercial	1,972	6,708
Consumer	1,501	1,282
Total nonaccrual loans	$20,964	$23,325
Real estate:
Residential 1-4 family	$—	$—
Commercial real estate	—	—
Home equity line of credit	—	—
Residential land	—	—
Commercial construction	—	—
Residential construction	—	—
Commercial	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	$—	$—
Real estate:
Residential 1-4 family	$13,112	$14,450
Commercial real estate	1,289	1,346
Home equity line of credit	4,548	4,934
Residential land	1,674	2,751
Commercial construction	—	—
Residential construction	—	—
Commercial	2,692	14,146
Consumer	68	10
Total troubled debt restructured loans not included above	$23,383	$37,637

The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

	June 30, 2017			Three months ended June 30, 2017		Six months ended June 30, 2017
(in thousands)	Recorded investment	Unpaid principal balance	Related Allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$9,364	$9,963	$—	$9,304	$76	$9,429	$160
Commercial real estate	—	—	—	143	11	182	11
Home equity line of credit	2,287	2,707	—	2,401	51	2,203	65
Residential land	1,249	1,788	—	1,075	8	1,016	34
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	1,592	4,267	—	1,949	2	3,428	8
Consumer	—	—	—	1	—	—	—
	$14,492	$18,725	$—	$14,873	$148	$16,258	$278
With an allowance recorded
Real estate:
Residential 1-4 family	$9,824	$10,027	$1,332	$10,054	$117	$10,051	$236
Commercial real estate	1,289	1,289	73	1,292	14	1,296	28
Home equity line of credit	4,397	4,425	275	4,372	47	4,467	96
Residential land	1,340	1,340	480	1,532	24	1,804	61
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	2,691	2,691	939	2,562	68	4,915	469
Consumer	68	68	30	68	1	49	1
	$19,609	$19,840	$3,129	$19,880	$271	$22,582	$891
Total
Real estate:
Residential 1-4 family	$19,188	$19,990	$1,332	$19,358	$193	$19,480	$396
Commercial real estate	1,289	1,289	73	1,435	25	1,478	39
Home equity line of credit	6,684	7,132	275	6,773	98	6,670	161
Residential land	2,589	3,128	480	2,607	32	2,820	95
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	4,283	6,958	939	4,511	70	8,343	477
Consumer	68	68	30	69	1	49	1
	$34,101	$38,565	$3,129	$34,753	$419	$38,840	$1,169

	December 31, 2016			Three months ended June 30, 2016		Six months ended June 30, 2016
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$9,571	$10,400	$—	$10,672	$152	$10,532	$203
Commercial real estate	223	228	—	1,152	—	1,163	—
Home equity line of credit	1,500	1,900	—	1,038	9	943	9
Residential land	1,218	1,803	—	1,484	15	1,537	31
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	6,299	8,869	—	8,369	7	5,818	13
Consumer	—	—	—	—	—	—	—
	$18,811	$23,200	$—	$22,715	$183	$19,993	$256
With an allowance recorded
Real estate:
Residential 1-4 family	$10,283	$10,486	$1,352	$11,982	$115	$12,000	$237
Commercial real estate	1,346	1,346	80	2,519	—	1,686	—
Home equity line of credit	4,658	4,712	215	3,299	28	3,122	55
Residential land	2,411	2,411	789	2,977	54	3,177	121
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	14,240	14,240	1,641	16,821	180	16,896	210
Consumer	10	10	6	12	—	12	—
	$32,948	$33,205	$4,083	$37,610	$377	$36,893	$623
Total
Real estate:
Residential 1-4 family	$19,854	$20,886	$1,352	$22,654	$267	$22,532	$440
Commercial real estate	1,569	1,574	80	3,671	—	2,849	—
Home equity line of credit	6,158	6,612	215	4,337	37	4,065	64
Residential land	3,629	4,214	789	4,461	69	4,714	152
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	20,539	23,109	1,641	25,190	187	22,714	223
Consumer	10	10	6	12	—	12	—
	$51,759	$56,405	$4,083	$60,325	$560	$56,886	$879

*	Since loan was classified as impaired.

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
Loan modifications that occurred during the second quarters and first six months of 2017 and 2016 and the impact on the allowance for loan losses were as follows:

	Three months ended June 30, 2017				Six months ended June 30, 2017
	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance
(dollars in thousands)		Pre-modification	Post-modification	(as of period end)		Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	2	$360	$360	$—	5	$872	$880	$45
Commercial real estate	—	—	—	—	—	—	—	—
Home equity line of credit	5	298	298	59	13	524	510	93
Residential land	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	1	342	342	—
Consumer	—	—	—	—	1	59	59	27
	7	$658	$658	$59	20	$1,797	$1,791	$165

	Three months ended June 30, 2016				Six months ended June 30, 2016
	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance
(dollars in thousands)		Pre-modification	Post-modification	(as of period end)		Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	5	$891	$885	$98	9	$1,988	$2,100	$259
Commercial real estate	—	—	—	—	—	—	—	—
Home equity line of credit	8	768	768	181	18	1,437	1,437	255
Residential land	1	120	121	—	1	120	121	—
Commercial construction	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Commercial	5	457	457	145	8	16,657	16,657	670
Consumer	—	—	—	—	—	—	—	—
	19	$2,236	$2,231	$424	36	$20,202	$20,315	$1,184

[1]	The reported balances include loans that became TDR during the period, and were fully paid-off, charged-off, or sold prior to period end.

Loans modified in TDRs that experienced a payment default of 90 days or more during the second quarters and first six months of 2017 and 2016, and for which the payment of default occurred within one year of the modification, were as follows:

	Three months ended June 30, 2017		Six months ended June 30, 2017
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate:
Residential 1-4 family	1	$222	2	$523
Commercial real estate	—	—	—	—
Home equity line of credit	—	—	—	—
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
	1	$222	2	$523

	Three months ended June 30, 2016		Six months ended June 30, 2016
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate:
Residential 1-4 family	—	$—	1	$488
Commercial real estate	—	—	—	—
Home equity line of credit	—	—	—	—
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	1	26	1	26
Consumer	—	—	—	—
	1	$26	2	$514
If loans modified in a TDR subsequently default, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled nil and $2.6 million at June 30, 2017 and December 31, 2016, respectively.
The Company had $4.6 million and $3.6 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at June 30, 2017 and December 31, 2016, respectively.
Mortgage servicing rights. In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $39.3 million and $58.1 million for the three months ended June 30, 2017 and 2016 and $79.9 million and $98.5 million for the six months ended June 30, 2017 and 2016, respectively, and recognized gains on such sales of $0.6 million and $1.5 million for the three months ended June 30, 2017 and 2016 and $1.4 million and $2.7 million for the six months ended June 30, 2017 and 2016, respectively.
There were no repurchased mortgage loans for the three and six months ended June 30, 2017 and 2016. The repurchase reserve was $0.1 million as of June 30, 2017 and 2016.
Mortgage servicing fees, a component of other income, net, were $0.7 million for both the three months ended June 30, 2017 and 2016 and $1.5 million and $1.4 million for the six months ended June 30, 2017 and 2016, respectively.

Changes in the carrying value of mortgage servicing rights were as follows:

(in thousands)	Gross carrying amount[1]	Accumulated amortization[1]	Valuation allowance	Net carrying amount
June 30, 2017	$18,069	$(8,888)	$—	$9,181
December 31, 2016	17,271	(7,898)	—	9,373
1 Reflects the impact of loans paid in full.

Changes related to mortgage servicing rights were as follows:

	Three months ended June 30		Six months ended June 30
(in thousands)	2017	2016	2017	2016
Mortgage servicing rights
Beginning balance	$9,294	$8,857	$9,373	$8,884
Amount capitalized	362	665	798	1,120
Amortization	(475)	(506)	(990)	(988)
Other-than-temporary impairment	—	—	—	—
Carrying amount before valuation allowance	9,181	9,016	9,181	9,016
Valuation allowance for mortgage servicing rights
Beginning balance	—	—	—	—
Provision (recovery)	—	—	—	—
Other-than-temporary impairment	—	—	—	—
Ending balance	—	—	—	—
Net carrying value of mortgage servicing rights	$9,181	$9,016	$9,181	$9,016
ASB capitalizes mortgage servicing rights acquired through either the purchase or upon the sale of mortgage loans with servicing rights retained. On a monthly basis, ASB compares the net carrying value of the mortgage servicing rights to its fair value to determine if there are any changes to the valuation allowance and/or other-than-temporary impairment for the mortgage servicing rights. ASB’s MSRs are stratified based on predominant risk characteristics of the underlying loans including loan type such as fixed-rate 15 and 30 year mortgages and note rate in bands of 50 to 100 basis points. For each stratum, fair value is calculated by discounting expected net income streams using discount rates that reflect industry pricing for similar assets. Changes in mortgage interest rates impact the value of ASB’s mortgage servicing rights. Rising interest rates typically result in slower prepayment speeds in the loans being serviced for others, which increases the value of mortgage servicing rights, whereas declining interest rates typically result in faster prepayment speeds which decrease the value of mortgage servicing rights and increase the amortization of the mortgage servicing rights. Expected net income streams are estimated based on industry assumptions regarding prepayment expectations and income and expenses associated with servicing residential mortgage loans for others.
ASB uses a present value cash flow model using techniques described above to estimate the fair value of MSRs. Impairment is recognized through a valuation allowance for each stratum when the carrying amount exceeds fair value, with any associated provision recorded as a component of loan servicing fees included in “Revenues - bank” in the consolidated statements of income. A direct write-down is recorded when the recoverability of the valuation allowance is deemed to be unrecoverable.
Key assumptions used in estimating the fair value of ASB’s mortgage servicing rights used in the impairment analysis were as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016
Unpaid principal balance	$1,208,404	$1,188,380
Weighted average note rate	3.95%	3.96%
Weighted average discount rate	10.0%	9.4%
Weighted average prepayment speed	8.8%	8.5%

The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016
Prepayment rate:
25 basis points adverse rate change	$(939)	$(567)
50 basis points adverse rate change	(2,048)	(1,154)
Discount rate:
25 basis points adverse rate change	(115)	(128)
50 basis points adverse rate change	(227)	(254)

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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheet	Net amount of liabilities presented in the Balance Sheet
Repurchase agreements
June 30, 2017	$88	$—	$88
December 31, 2016	93	—	93

	Gross amount not offset in the Balance Sheet
(in millions)	Net amount of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral pledged
June 30, 2017
Financial institution	$—	$—	$—
Government entities	—	—	—
Commercial account holders	88	120	—
Total	$88	$120	$—
December 31, 2016
Financial institution	$—	$—	$—
Government entities	14	15	—
Commercial account holders	79	101	—
Total	$93	$116	$—
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	June 30, 2017		December 31, 2016
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$22,737	$126	$25,883	$421
Forward commitments	22,925	88	30,813	(177)
ASB’s derivative financial instruments, their fair values and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	June 30, 2017		December 31, 2016
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$142	$16	$445	$24
Forward commitments	88	—	8	185
	$230	$16	$453	$209
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statement of Income	Three months ended June 30		Six months ended June 30
(in thousands)		2017	2016	2017	2016
Interest rate lock commitments	Mortgage banking income	$(191)	$140	$(295)	$411
Forward commitments	Mortgage banking income	192	(74)	265	(237)
		$1	$66	$(30)	$174
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $14.3 million and $14.0 million at June 30, 2017 and December 31, 2016, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. As of June 30, 2017, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.
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
5 · Credit agreements and long-term debt
Credit agreements. HEI and Hawaiian Electric each entered into a separate agreement with a syndicate of eight financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Facilities), effective July 3, 2017, to amend and restate their respective previously existing revolving unsecured credit agreements. The $150 million HEI Facility extended the term of the facility to June 30, 2022. The $200 million Hawaiian Electric Facility has an initial term that expires on June 29, 2018, but its term will extend to June 30, 2022, if and when approved by the PUC during the initial term. As of June 30, 2017 and December 31, 2016, no amounts were outstanding under the previously existing facilities.
The Facilities will be maintained to support each company’s respective short-term commercial paper program, but may be drawn on to meet each company’s respective working capital needs and general corporate purposes.
Changes in long-term debt. On June 29, 2017, the Department of Budget and Finance of the State of Hawaii (Department) for the benefit of the Utilities, issued, at par:

	Refunding Series 2017A Special Purpose Revenue Bonds	Refunding Series 2017B Special Purpose Revenue Bonds
Aggregate principal amount	$125 million	$140 million
Fixed coupon interest rate	3.10%	4.00%
Maturity date	May 1, 2026	March 1, 2037
Department loaned the proceeds to:
Hawaiian Electric	$62 million	$100 million
Hawaii Electric Light	$8 million	$20 million
Maui Electric	$55 million	$20 million

Proceeds from the sale were applied to redeem at par bonds previously issued by the Department for the benefit of the Utilities:

	Refunding Series 2007B Special Purpose Revenue Bonds	Series 2007A Special Purpose Revenue Bonds
Aggregate principal amount	$125 million	$140 million
Fixed coupon interest rate	4.60%	4.65%
Maturity date	May 1, 2026	March 1, 2037
6 · Shareholders’ equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI
Balance, December 31, 2016	$(7,931)	$(454)	$(24,744)	$(33,129)	$(454)	$132	$(322)
Current period other comprehensive income	2,244	454	657	3,355	454	45	499
Balance, June 30, 2017	$(5,687)	$—	$(24,087)	$(29,774)	$—	$177	$177
Balance, December 31, 2015	$(1,872)	$(54)	$(24,336)	$(26,262)	$—	$925	$925
Current period other comprehensive income	9,984	311	613	10,908	257	4	261
Balance, June 30, 2016	$8,112	$257	$(23,723)	$(15,354)	$257	$929	$1,186

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI		Amount reclassified from AOCI
	Three months ended June 30		Six months ended June 30		Affected line item in the
(in thousands)	2017	2016	2017	2016	Statements of Income / Balance Sheets
HEI consolidated
Net realized gains on securities included in net income	$—	$(360)	$—	$(360)	Revenues-bank (net gains on sales of securities)
Derivatives qualifying as cash flow hedges:
Window forward contracts	—	—	454	—	Construction in progress-electric utilities (losses on window forward contracts - see Note 3 for additional details)
Interest rate contracts (settled in 2011)	—	—	—	54	Interest expense
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	3,930	3,698	7,851	7,236	See Note 7 for additional details
Impact of D&Os of the PUC included in regulatory assets	(3,581)	(3,401)	(7,194)	(6,623)	See Note 7 for additional details
Total reclassifications	$349	$(63)	$1,111	$307
Hawaiian Electric consolidated
Derivatives qualifying as cash flow hedges:
Window forward contracts	$—	$—	$454	$—	Construction in progress (losses on window forward contracts - see Note 3 for additional details)
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	3,621	3,391	7,239	6,627	See Note 7 for additional details
Impact of D&Os of the PUC included in regulatory assets	(3,581)	(3,401)	(7,194)	(6,623)	See Note 7 for additional details
Total reclassifications	$40	$(10)	$499	$4

7 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first six months of 2017, the Company contributed $33 million (nearly all by the Utilities) to its pension and other postretirement benefit plans, compared to $33 million ($32 million by the Utilities) in the first six months of 2016. The Company’s current estimate of contributions to its pension and other postretirement benefit plans in 2017 is $67 million ($66 million by the Utilities, $1 million by HEI and nil by ASB), compared to $65 million ($64 million by the Utilities, $1 million by HEI and nil by ASB) in 2016. In addition, the Company expects to pay directly $2 million ($1 million by the Utilities) of benefits in 2017, compared to $2 million ($1 million by the Utilities) paid in 2016.
The components of NPPC and NPBC for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended June 30				Six months ended June 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
HEI consolidated
Service cost	$15,870	$14,913	$847	$832	$32,364	$30,304	$1,687	$1,668
Interest cost	20,361	20,481	2,315	2,363	40,577	40,758	4,726	4,837
Expected return on plan assets	(25,646)	(24,616)	(3,104)	(3,091)	(51,367)	(49,280)	(6,170)	(6,143)
Amortization of net prior service gain	(13)	(14)	(448)	(448)	(27)	(28)	(897)	(896)
Amortization of net actuarial loss	6,707	6,408	199	116	13,220	12,377	565	403
Net periodic pension/benefit cost	17,279	17,172	(191)	(228)	34,767	34,131	(89)	(131)
Impact of PUC D&Os	(4,867)	(4,765)	527	483	(10,023)	(8,811)	673	672
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$12,412	$12,407	$336	$255	$24,744	$25,320	$584	$541
Hawaiian Electric consolidated
Service cost	$15,436	$14,465	$841	$820	$31,530	$29,398	$1,676	$1,642
Interest cost	18,726	18,801	2,231	2,280	37,315	37,404	4,558	4,669
Expected return on plan assets	(23,935)	(22,885)	(3,056)	(3,046)	(47,946)	(45,817)	(6,073)	(6,049)
Amortization of net prior service loss (gain)	2	3	(451)	(451)	4	7	(902)	(902)
Amortization of net actuarial loss	6,190	5,885	192	113	12,196	11,346	551	397
Net periodic pension/benefit cost	16,419	16,269	(243)	(284)	33,099	32,338	(190)	(243)
Impact of PUC D&Os	(4,867)	(4,765)	527	483	(10,023)	(8,811)	673	672
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$11,552	$11,504	$284	$199	$23,076	$23,527	$483	$429
HEI consolidated recorded retirement benefits expense of $17 million ($15 million by the Utilities) and $18 million ($16 million by the Utilities) in the first six months of 2017 and 2016, respectively, and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first six months of 2017 and 2016, the Company’s expenses for its defined contribution pension plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $3.3 million and $2.8 million, respectively, and cash contributions were $4.0 million and $3.7 million, respectively. For the first six months of 2017 and 2016, the Utilities’ expenses for its defined contribution pension plan under the HEIRSP were $1.0 million and $0.8 million, respectively, and cash contributions were $1.0 million and $0.8 million, respectively.

8 · Share-based compensation
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
As of June 30, 2017, approximately 3.3 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 0.4 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of June 30, 2017, there were 85,428 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2017	2016	2017	2016
HEI consolidated
Share-based compensation expense [1]	$2.2	$1.0	$3.3	$2.0
Income tax benefit	0.8	0.4	1.2	0.7
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.7	0.3	1.1	0.6
Income tax benefit	0.3	0.1	0.4	0.2

[1]	For the three months and six months ended June 30, 2017 and 2016, the Company has not capitalized any share-based compensation.

Stock awards. No nonemployee director stock grants were awarded from January 1 to June 30, 2016. Nonemployee director awards totaling $0.2 million were paid in cash in July 2016. HEI granted HEI common stock to nonemployee directors of HEI, Hawaiian Electric and ASB under the 2011 Director Plan as follows:

	Three months ended June 30		Six months ended June 30
($ in millions)	2017	2016	2017	2016
Shares granted	35,000	—	35,770	—
Fair value	$1.1	$—	$1.2	$—
Income tax benefit	0.4	—	0.5	—
The number of shares issued to nonemployee directors of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI Common Stock on the grant date.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended June 30				Six months ended June 30
	2017		2016		2017		2016
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	236,036	$31.42	226,537	$29.59	220,683	$29.57	210,634	$28.82
Granted	896	33.06	—	—	97,873	33.47	94,282	29.90
Vested	(7,370)	29.17	(785)	27.88	(88,994)	28.88	(79,164)	27.91
Forfeited	(23,079)	31.50	—	—	(23,079)	31.50	—	—
Outstanding, end of period	206,483	$31.50	225,752	$29.59	206,483	$31.50	225,752	$29.59
Total weighted-average grant-date fair value of shares granted ($ millions)	$—		$—		$3.3		$2.8

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.

For the first six months of 2017 and 2016, total restricted stock units that vested and related dividends had a fair value of $3.3 million and $2.6 million, respectively, and the related tax benefits were $1.2 million and $0.9 million, respectively.
As of June 30, 2017, there was $5.4 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.8 years.
Long-term incentive plan payable in stock.  The 2017-2019 long-term incentive plan (LTIP) provides for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals, including a market condition goal. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made, subject to the achievement of specified performance levels and calculated dividend equivalents. The potential payout varies from 0% to 200% of the number of target shares depending on the achievement of the goals. The market condition goal is based on HEI’s total shareholder return (TSR) compared to the Edison Electric Institute Index over the three-year period. The other performance condition goals relate to EPS growth, return on average common equity (ROACE) and ASB’s efficiency ratio. The 2015-2017 and 2016-2018 LTIPs provide for performance awards payable in cash, and thus are not included in the tables below.
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended June 30				Six months ended June 30
	2017		2016		2017		2016
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	36,971	$39.51	83,947	$22.95	83,106	$22.95	162,500	$27.66
Granted (target level)	233	39.51	—	—	37,204	39.51	—	—
Vested (issued or unissued and cancelled)	—	—	—	—	(83,106)	22.95	(78,553)	32.69
Forfeited	(3,434)	39.51	—	—	(3,434)	39.51	—	—
Outstanding, end of period	33,770	$39.51	83,947	$22.95	33,770	$39.51	83,947	$22.95
Total weighted-average grant-date fair value of shares granted ($ millions)	$—		$—		$1.5		$—

(1)	Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
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
The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TSR and the resulting fair value of LTIP awards granted:

2017
Risk-free interest rate	1.46%
Expected life in years	3
Expected volatility	20.1%
Range of expected volatility for Peer Group	15.4% to 26.0%
Grant date fair value (per share)	$39.51
For the six months ended June 30, 2017, total vested LTIP awards linked to TSR and related dividends had a fair value of $1.9 million and the related tax benefits were $0.7 million. For the six months ended June 30, 2016, all vested shares in the table above were unissued and cancelled (i.e., lapsed) because the TSR goal was not met.
As of June 30, 2017, there was $1.1 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 2.5 years.

LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended June 30				Six months ended June 30
	2017		2016		2017		2016
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	147,888	$33.48	113,550	$25.18	109,816	$25.18	222,647	$26.02
Granted (target level)	930	32.58	—	—	148,818	33.47	—	—
Vested (issued)	—	—	—	—	(109,816)	25.18	(109,097)	26.89
Forfeited	(13,740)	33.48	—	—	(13,740)	33.48	—	—
Outstanding, end of period	135,078	$33.47	113,550	$25.18	135,078	$33.47	113,550	$25.18
Total weighted-average grant-date fair value of shares granted (at target performance levels) ($ millions)	$—		$—		$5.0		$—

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the six months ended June 30, 2017 and 2016, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $4.2 million and $3.6 million and the related tax benefits were $1.6 million and $1.4 million, respectively.
As of June 30, 2017, there was $3.8 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 2.5 years.
9 · Income taxes
        The Company’s ETRs (combined federal and state income tax rates) for the second quarters of 2017 and 2016 were 34% and 37%, respectively, and for the first six months of 2017 and 2016 were 34% and 37%, respectively. The ETR was lower for the three months and six months ended June 30, 2017 compared to the same periods in 2016 due in part to 2016 nondeductible merger- and spin-off-related expenses. Also, in the first quarter of 2017, the Company recognized excess tax benefits on share-based compensation after the adoption of ASU No. 2016-09.
        Hawaiian Electric’s ETRs for the second quarters of 2017 and 2016 were 36% and 38%, respectively, and for the first six months of 2017 and 2016 were 36% and 37%, respectively. The lower ETR was due in part to the recognition of excess tax benefits on share-based compensation after the adoption of ASU No. 2016-09.
Recent tax developments. The extension of bonus depreciation under the “Protecting Americans from Tax Hikes (PATH) Act of 2015” continues to be the most significant recent tax change. The PATH Act provides 50% bonus depreciation through 2017, phases down the percentage to 40% in 2018 and 30% in 2019 and then terminates bonus depreciation thereafter. Tax depreciation is expected to increase by approximately $120 million in 2017 due to bonus depreciation, which has the effect of increasing accumulated deferred tax liabilities. However, the rate of growth of accumulated deferred tax liabilities is decreasing over time as book depreciation “catches up” with the tax depreciation taken in the past.

10 · Cash flows

Six months ended June 30	2017	2016
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates	$46	$43
Income taxes paid (including refundable credits)	21	14
Income taxes refunded (including refundable credits)	—	45
Hawaiian Electric consolidated
Interest paid to non-affiliates	36	31
Income taxes paid (including refundable credits)	8	—
Income taxes refunded (including refundable credits)	—	20
Supplemental disclosures of noncash activities
HEI consolidated
Common stock dividends reinvested in HEI common stock (financing)[1]	—	11
Loans transferred from held for investment to held for sale (investing)	9	—
Common stock issued (gross) for director and executive/management compensation (financing)[2]	11	6
HEI consolidated and Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	2	8
Change in unpaid invoices and accruals for capital expenditures (investing)	(7)	(32)
1 The amounts shown represent common stock dividends reinvested in HEI common stock under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP) in noncash transactions.
2 The amounts shown represent the market value of common stock issued for director and executive/management compensation and withheld to satisfy statutory tax liabilities.
11 · Fair value measurements
Fair value estimates are estimates of the price that would be received to sell an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date. The fair value estimates are generally determined based on assumptions that market participants would use in pricing the asset or liability and are based on market data obtained from independent sources. However, in certain cases, the Company and the Utilities use their own assumptions based on the best information available in the circumstances. These valuations are estimates at a specific point in time, based on relevant market information, information about the financial instrument and judgments regarding future expected loss experience, economic conditions, risk characteristics of various financial instruments and other factors. These estimates do not reflect any premium or discount that could result if the Company or the Utilities were to sell its entire holdings of a particular financial instrument at one time. Because no active trading market exists for a portion of the Company’s and the Utilities’ financial instruments, fair value estimates cannot be determined with precision. Changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses could have a significant effect on fair value estimates but have not been considered in making such estimates.
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
Loans held for sale. Loans carried at the lower of cost or market are valued using market observable pricing inputs, which are derived from third party loan sales and securitizations and, therefore, are classified within Level 2 of the valuation hierarchy. ASB transferred $6.1 million of loans receivable out of Level 3 into Level 2 due to changes in the observability of significant inputs during the six months ended June 30, 2017. The related gain from the fair value adjustment of loans sold was not material in the three and six months ended June 30, 2017.
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

		Estimated fair value
	Carrying or notional amount	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2017
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,302,886	$—	$1,287,459	$15,427	$1,302,886
Stock in Federal Home Loan Bank	11,706	—	11,706	—	11,706
Loans receivable, net	4,693,539	—	5,261	4,836,804	4,842,065
Mortgage servicing rights	9,181	—	—	12,270	12,270
Bank-owned life insurance	146,122	—	146,122	—	146,122
Derivative assets	58,120	47	798	—	845
Hawaiian Electric consolidated
Derivative assets-window forward contracts	15,995	—	615	—	615
Financial liabilities
HEI consolidated
Deposit liabilities	5,724,386	—	5,721,882	—	5,721,882
Short-term borrowings—other than bank	49,789	—	49,789	—	49,789
Other bank borrowings	188,130	—	188,513	—	188,513
Long-term debt, net—other than bank	1,618,647	—	1,740,479	—	1,740,479
Derivative liabilities	8,263	—	246	—	246
Hawaiian Electric consolidated
Short-term borrowings	43,990	—	43,990	—	43,990
Long-term debt, net	1,318,845	—	1,434,528	—	1,434,528
Derivative liabilities-window forward contracts	4,726	—	230	—	230
December 31, 2016
Financial assets
HEI consolidated
Money market funds	$13,085	$—	$13,085	$—	$13,085
Available-for-sale investment securities	1,105,182	—	1,089,755	15,427	1,105,182
Stock in Federal Home Loan Bank	11,218	—	11,218	—	11,218
Loans receivable, net	4,701,977	—	13,333	4,839,493	4,852,826
Mortgage servicing rights	9,373	—	—	13,216	13,216
Bank-owned life insurance	143,197	—	143,197	—	143,197
Derivative assets	23,578	—	453	—	453
Financial liabilities
HEI consolidated
Deposit liabilities	5,548,929	—	5,546,644	—	5,546,644
Short-term borrowings—other than bank	—	—	—	—	—
Other bank borrowings	192,618	—	193,991	—	193,991
Long-term debt, net—other than bank	1,619,019	—	1,704,717	—	1,704,717
Derivative liabilities	53,852	129	823	—	952
Hawaiian Electric consolidated
Long-term debt, net	1,319,260	—	1,399,490	—	1,399,490
Derivative liabilities-window forward contracts	20,734	—	743	—	743

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2017			December 31, 2016
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds (“other” segment)	$—	$—	$—	$—	$13,085	$—
Available-for-sale investment securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$1,100,876	$—	$—	$897,474	$—
U.S. Treasury and federal agency obligations	—	186,583	—	—	192,281	—
Mortgage revenue bond	—	—	15,427	—	—	15,427
	$—	$1,287,459	$15,427	$—	$1,089,755	$15,427
Derivative assets
Interest rate lock commitments (bank segment) [1]	$—	$142	$—	$—	$445	$—
Forward commitments (bank segment) [1]	47	41	—	—	8	—
Window forward contract (electric utility segment)[2]	—	615	—	—	—	—
	$47	$798	$—	$—	$453	$—
Derivative liabilities
Interest rate lock commitments (bank segment) [1]	$—	$16	$—	$—	$24	$—
Forward commitments (bank segment) [1]	—	—	—	129	56	—
Window forward contracts (electric utility segment)[2]	—	230	—	—	743	—
	$—	$246	$—	$129	$823	$—
1  Derivatives are carried at fair value with changes in value reflected in the balance sheet in other assets or other liabilities and included in mortgage banking income.
2 Derivatives are included in noncurrent regulatory assets and/or liabilities in the balance sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2017.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Three months ended June 30		Six months ended June 30
Mortgage revenue bond	2017	2016	2017	2016
(in thousands)
Beginning balance	$15,427	$—	$15,427	$—
Principal payments received	—	—	—	—
Purchases	—	—	—	—
Unrealized gain (loss) included in other comprehensive income	—	—	—	—
Ending balance	$15,427	$—	$15,427	$—
ASB holds one mortgage revenue bond issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of June 30, 2017, the weighted average discount rate was 2.820% which was derived by incorporating a credit spread over the one month LIBOR rate. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.
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

		Fair value measurements
(in thousands)	Balance	Level 1	Level 2	Level 3
June 30, 2017
Loans	$1,258	$—	$—	$1,258
December 31, 2016
Loans	2,767	—	—	2,767
Real estate acquired in settlement of loans	1,189	—	—	1,189
For six months ended June 30, 2017 and 2016, there were no adjustments to fair value for ASB’s loans held for sale.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value (1)
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
June 30, 2017
Residential loan	$448	Fair value of collateral	Appraised value less 7% selling cost		N/A (2)
Commercial loan	810	Sales price	Sales price		N/A (2)
Total loans	$1,258

December 31, 2016
Residential loans	$2,468	Sales price	Sales price	95-100%	97%
Residential loans	287	Fair value of property or collateral	Appraised value less 7% selling cost	42-65%	61%
Home equity lines of credit	12	Fair value of property or collateral	Appraised value less 7% selling cost		N/A (2)
Total loans	$2,767
Real estate acquired in settlement of loans	$1,189	Fair value of property or collateral	Appraised value less 7% selling cost	100%	100%
(1) Represent percent of outstanding principal balance.
(2) N/A - Not applicable. There is one loan in each fair value measurement type.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

12 · Termination of proposed merger and other matters
On December 3, 2014, HEI, NextEra Energy, Inc. (NEE) and two subsidiaries of NEE entered into an Agreement and Plan of Merger (the Merger Agreement), under which Hawaiian Electric was to become a subsidiary of NEE. The Merger Agreement contemplated that, prior to the Merger, HEI would distribute to its shareholders all of the common stock of ASB Hawaii, Inc. (ASB Hawaii), the parent company of ASB (such distribution referred to as the Spin-Off).
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
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2016 Form 10-K and should be read in conjunction with such discussion and the 2016 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2016 Form 10-K, as well as the quarterly (as of and for the three and six months ended June 30, 2017) financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
RESULTS OF OPERATIONS

(in thousands, except per	Three months ended June 30%
share amounts)	2017	2016	change	Primary reason(s)*
Revenues	$632,281	$566,244	12	Increases for the electric utility and bank segments
Operating income	75,896	85,455	(11)	Decrease for the electric utility segment, partly offset by an increase at the bank segment and lower losses for the “other” segment
Net income for common stock	38,661	44,128	(12)	Lower net income for the electric utility segment, partly offset by higher net income at the bank segment and lower net loss for the “other” segment
Basic earnings per common share	$0.36	$0.41	(12)	Lower net income and the impact of higher weighted average shares outstanding
Weighted-average number of common shares outstanding	108,750	107,962	1	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and other plans

(in thousands, except per	Six months ended June 30%
share amounts)	2017	2016	change	Primary reason(s)*
Revenues	$1,223,843	$1,117,204	10	Increases for the electric utility and bank segments
Operating income	143,758	154,306	(7)	Decrease for the electric utility segment, partly offset by an increase at the bank segment and lower losses for the “other” segment
Net income for common stock	72,854	76,480	(5)	Lower net income for the electric utility segment, partly offset by higher net income at the bank segment and lower net loss for the “other” segment
Basic earnings per common share	$0.67	$0.71	(6)	Lower net income and the impact of higher weighted average shares outstanding
Weighted-average number of common shares outstanding	108,712	107,791	1	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and other plans

*	Also, see segment discussions which follow.
HEI’s consolidated ROACE was 12.1% for the twelve months ended June 30, 2017 and 8.8% for the twelve months ended June 30, 2016. The higher ROACE for the twelve months ended June 30, 2017 was largely due to the merger termination fee received in July 2016.
Dividends.  The payout ratios for the first six months of 2017 and full year 2016 were 93% and 54%, respectively. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation, including but not limited to the Company’s results of operations, the long-term prospects for the Company and current and expected future economic conditions.

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
Hawaii’s tourism industry, a significant driver of Hawaii’s economy, ended the first half of 2017 with continued strong growth. Visitor expenditures increased 8.7% and arrivals increased 4.3% compared to the same time period in 2016. Looking ahead, the Hawaii Tourism Authority expects scheduled nonstop seats to Hawaii for the third quarter of 2017 to increase by 3.7% over the third quarter of 2016 driven primarily by an increase in seats from the East Coast and Japan.
Hawaii’s unemployment rate remained relatively stable at 2.7% in June 2017, lower than the state’s 3.1% rate in June 2016 and the June 2017 national unemployment rate of 4.4%.
Hawaii real estate activity, as indicated by the home resale market, experienced growth in median sales prices in 2017. Median sales prices for single family residential homes and condominiums on Oahu through June 2017 were higher by 3.2% and 3.6%, respectively, over the same time period in 2016. The number of closed sales for both single family residential homes and condominiums through June of 2017 were also up compared to same time period of 2016 by 4.4% and 6.0%, respectively.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. Following steady price increases through 2016, the price of crude oil has remained relatively stable through the first five months of 2017.
At its June 2017 meeting, the Federal Open Market Committee (FOMC) again increased the federal funds rate target. The FOMC raised the target range of “0.75% to 1%” to “1.0% to 1.25%”. The FOMC has indicated a slipping in the inflation rate to 1.4% is temporary and is expected to rebound to the FOMC target of 2%.
Overall, Hawaii’s economy is expected to be buoyed by a strong tourism industry. Risks remain stemming from geopolitical uncertainty and its impact on tourism and from the impact of the financial markets on real estate development and sales.
“Other” segment.

	Three months ended June 30		Six months ended June 30
(in thousands)	2017	2016	2017	2016	Primary reason(s)
Revenues	$77	$100	$172	$168
Operating loss	(3,947)	(5,455)	(9,183)	(11,524)
Second quarter and first six months of 2016 merger and spin-off-related expenses (see below), partly offset by higher other administrative and general expenses in the second quarter and first six months of 2017

Net loss	(3,716)	(5,014)	(6,801)	(10,702)
Lower operating loss, lower interest expense (first six months) and higher tax benefits (first six months) (due to non-deductibility of certain merger- and spin-off-related expenses in the first six months of 2016 and the recognition of excess tax benefits on share-based compensation after the adoption of ASU No. 2016-09 on January 1, 2017)

The “other” business segment includes results of the stand-alone corporate operations of HEI and ASB Hawaii, Inc. (ASBH), both holding companies; HEI Properties, Inc., a company which held passive, venture capital investments (all of which have been sold or abandoned prior to its dissolution in December 2015 and final winding up in June 2017); and The Old Oahu Tug Service, Inc., a maritime freight transportation company that ceased operations in 1999, but has remaining employee benefit payments; as well as eliminations of intercompany transactions. Expenses recorded at HEI related to the previously proposed merger with NEE and spin-off of ASBH amounted to $2.0 million and $3.5 million for the second quarter and six months ended June 30, 2016, respectively. See Note 12, “Termination of proposed merger and other matters.”

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
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	June 30, 2017		December 31, 2016
Short-term borrowings—other than bank	$50	1%	$—	—%
Long-term debt, net—other than bank	1,619	43	1,619	43
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,075	55	2,067	56
	$3,778	100%	$3,720	100%
HEI’s short-term borrowings and HEI’s line of credit facility were as follows:

	Average balance	Balance
(in millions)	Six months ended June 30, 2017	June 30, 2017	December 31, 2016
Short-term borrowings [1]
Commercial paper	$1	$6	$—
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility		150	150

1   This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s external short-term borrowings during the first six months of 2017 was $6.0 million. As of July 27, 2017, HEI had $7.3 million of outstanding commercial paper, and its line of credit facility was undrawn.
HEI has a $150 million line of credit facility. See Note 5 of the Condensed Consolidated Financial Statements.
From December 7, 2016 to date, HEI satisfied the share purchase requirements of the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), HEIRSP and ASB 401(k) Plan through open market purchases of its common stock rather than through new issuances.
In December 2014, HEI filed an omnibus registration statement to register an indeterminate amount of debt and equity securities.
For the first six months of 2017, net cash provided by operating activities of HEI consolidated was $186 million. Net cash used by investing activities for the same period was $399 million, primarily due to Hawaiian Electric’s consolidated capital expenditures and ASB’s purchases of investment securities and net increase in loans held for investment, partly offset by ASB’s receipt of repayments from investment securities, proceeds from the sale of commercial loans and Hawaiian Electric’s contributions in aid of construction. Net cash provided by financing activities during this period was $145 million as a result of several factors, including increases in short-term borrowings and ASB’s deposit liabilities, proceeds from other bank borrowings and net increases in ASB’s retail purchase agreements, partly offset by the payment of common stock dividends and repayments of other bank borrowings. Also included in cash provided by financing activities were proceeds from the issuance of special purpose revenue bonds (SPRBs), which were offset by the transfer of funds to a trustee for the redemption of previously issued SPRBs. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition—Liquidity and capital resources” sections below.) During the first six months of 2017, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $44 million and $19 million, respectively.

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
Electric utility
RESULTS OF OPERATIONS
Results.

Three months ended June 30		Increase
2017	2016	(decrease)		(dollars in millions, except per barrel amounts)
$557	$495	$62		Revenues. Net increase largely due to:
			$55	higher fuel oil prices[1]
			11	higher purchased power energy costs[2]
			(8)	lower RAM revenues due to expiration of 2013 settlement agreement that allowed the accrual of RAM revenues on January 1 (vs. June 1) for years 2014 to 2016 at Hawaiian Electric
			3	higher PPAC revenues
			2	higher RAM revenues
			(3)	lower KWH generated
141	92	49		Fuel oil expense. Increase due to higher fuel oil prices
153	139	14		Purchased power expense. Increase due to higher fuel oil prices
106	100	6		Operation and maintenance expenses. Net increase due to:
			1	higher overhaul costs due to timing
			1	ERP project costs commencing in 2017
			1	higher maintenance costs
			1	Grid modernization consultant costs
			1	write off of portion of deferred Geothermal RFP costs
			1	Property damage reserve for customer claim in 2017
			(1)	LNG consulting costs incurred in 2016 to negotiate an LNG contract that was subsequently terminated following HEI/NextEra merger termination
101	94	7		Other expenses. Increase due to higher revenue taxes from higher revenue, coupled with higher depreciation expense for plant investments in 2016
55	71	(16)		Operating income. Decrease due to lower RAM revenues and higher O&M and depreciation expenses
26	36	(10)		Net income for common stock. Decrease due to lower operating income, partially offset by resulting lower income taxes.

2,150	2,156	(6)		Kilowatthour sales (millions)[4]
1,278	1,257	21		Cooling degree days (Oahu)
$69.86	$44.98	$24.88		Average fuel oil cost per barrel[1]

Six months ended June 30		Increase
2017	2016	(decrease)		(dollars in millions, except per barrel amounts)
$1,075	$977	$98		Revenues. Net increase largely due to:
			$90	higher fuel oil prices[1]
			33	higher purchased power energy costs[2]
			(20)	lower RAM revenues due to expiration of 2013 settlement agreement that allowed the accrual of RAM revenues on January 1 (vs. June 1) for years 2014 to 2016 at Hawaiian Electric
			3	higher RAM revenues
			(2)	lower PPAC revenues
			(3)	lower KWH purchased
			(2)	lower KWH generated
286	206	80		Fuel oil expense. Increase due to higher fuel oil prices
280	255	25		Purchased power expense. Increase due to higher fuel oil prices
207	203	4		Operation and maintenance expenses. Net increase due to:
			2	higher overhaul costs due to timing
			2	ERP project costs commencing in 2017
			2	higher maintenance costs
			1	Grid modernization consultant costs
			1	write off of portion of deferred Geothermal RFP costs
			1	Property damage reserve for customer claim in 2017
			1	additional reserves for environmental costs in 2017[3]
			(4)	PSIP consulting costs incurred in 2016, in order to complete the PSIP update in April 2016
			(3)	LNG consulting costs incurred in 2016 to negotiate an LNG contract that was subsequently terminated following HEI/NextEra merger termination
199	187	12		Other expenses. Increase due to higher revenue taxes from higher revenue, coupled with higher depreciation expense for plant investments in 2016
104	126	(22)		Operating income. Decrease due to lower RAM revenues and higher O&M and depreciation expenses
47	61	(14)		Net income for common stock. Decrease due to lower operating income, partially offset by resulting lower income taxes.

4,188	4,241	(53)		Kilowatthour sales (millions)[4]
2,162	2,141	21		Cooling degree days (Oahu)
$67.78	$49.05	$18.73		Average fuel oil cost per barrel[1]
460,858	458,893	1,965		Customer accounts (end of period)

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

Hawaiian Electric’s consolidated ROACE was 7.2% for the twelve months ended June 30, 2017, and 8.0% for the twelve months ended June 30, 2016.
The Utilities’ consolidated KWH sales have declined each year since 2007. Based on expectations of additional customer renewable self-generation and energy-efficiency installations, the Utilities’ full year 2017 KWH sales are expected to be below the 2016 level.

The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of June 30, 2017 amounted to $4 billion, of which approximately 25% related to production PPE, 66% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 11% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission. See “Adequacy of supply” below.
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
Transition to renewable energy.  The Utilities are committed to assisting the State of Hawaii in achieving its Renewable Portfolio Standard goal of 100% renewable energy by 2045. Hawaii’s Renewable Portfolio Standards (RPS) law was revised in the 2015 Legislature and requires electric utilities to meet an RPS of 15%, 30%, 40%, 70% and 100% by December 31, 2015, 2020, 2030, 2040 and 2045, respectively. Energy savings resulting from demand-side management (DSM) energy efficiency programs and solar water heating do not count toward these RPS. The Utilities have been successful in adding significant amounts of renewable energy resources to their electric systems and exceeded the 2015 RPS goal. The Utilities' RPS for 2016 was about 26% and on its way to achieving the 2020 RPS goal of 30%. The Utilities led the nation in 2016 and 2015 in the percentage of its customers who have installed PV systems. (See "Developments in renewable energy efforts” below).
In 2014, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed proposed Power Supply Improvement Plans (PSIPs) with the PUC, as required by PUC orders issued in April 2014. Updated PSIPs were filed in April 2016 providing plans to achieve 100% renewable energy using a diverse mix of energy resources by 2045. Under these plans, the Utilities will support sustainable growth of private rooftop solar, expand use of energy storage systems, empower customers by developing smart grids and offer new products and services to customers (e.g., community solar, microgrids and voluntary “demand response” programs). In December 2016, the Utilities filed a PSIP Update Report as ordered by the PUC. The updated plans describe greater and faster expansion of the Utilities’ renewable energy portfolio than in the plans filed in April 2016, and emphasize work that is in progress or planned over the next five years on each of the five islands the Utilities serve. The plans include the continued growth of private rooftop solar and describe the grid and generation modernization work needed to reliably integrate an estimated total of 165,000 private systems by 2030, more than double today’s total of 79,000, and additional grid-scale renewable energy resources. The Utilities already have the highest percentage of customers using private rooftop solar of any utility in the U.S. and customer-sited resources are seen as a key contributor to the growth of the renewable portfolio on every island. In addition, the plans forecast the addition of 360 MW of grid-scale solar and 157 MW of grid-scale wind, with 32 MW derived from community-based renewable energy (CBRE). The plans also include 115 MW from Demand Response (DR) programs, which can shift customer use of electricity to times when more renewable energy is available, potentially making room to add even more renewable resources. Unlike the April 2016 updated PSIPs, the December 2016 update does not include the use of LNG to generate power in the near-term or the Kahe 3x1 Combined Cycle Plant. While LNG remains a potential lower-cost bridge fuel to be evaluated, the Utilities’ priority is to continue replacing fossil fuel generation with renewables over the next five years as federal tax incentives for renewables begin to phase out. An interisland cable is not in the near-term plan, which states that its costs and benefits should continue to be evaluated. In July 2017, the PUC accepted the Utilities’ PSIP December 2016 Update Report and closed the proceeding. See “April 2014 regulatory orders” in Note 3 of the Condensed Consolidated Financial Statements.
On October 1, 2015, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed a proposed CBRE program and tariff with the PUC that would allow customers who cannot, or chose not to, take advantage of private rooftop solar to receive the benefits of renewable energy to help offset their monthly electric bills and support clean energy for Hawaii. In November 2015, the PUC suspended the tariff submittal and opened an investigatory docket. In February 2017, the PUC issued a proposed CBRE Program Framework and a Proposed Model Tariff Language, which significantly increased the scope of the program. Under the proposed CBRE Program Framework, the CBRE program will utilize a phased approach. The Program Framework proposes a Phase 1 with an 80 MW capacity statewide with 73 MW allocated to the Utilities' service territories. During Tranche A of the CBRE Phase 1 Program, the Utilities' primary role is to serve as the program administrator. In Tranche B, the Utilities are allowed to develop 9 MW in the service territories, 75% of the capacity is reserved for low-to-moderate income subscribers. In March 2017, the Utilities submitted comments to the Program Framework, which identified certain concerns should the proposed CBRE Program Framework be adopted and requested a technical conference before a decision is issued. In June 2017, a technical conference with the PUC was completed with the Utilities, the Consumer Advocate and industry stakeholders. The Utilities are awaiting the PUC’s decision on the CBRE program.
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
In March 2016, the Utilities sought PUC approval to commit funds for an expansion of the smart grid project. The proposed smart grid project was estimated to cost $340 million and to be implemented over 5 years. On January 4, 2017, the PUC issued an order dismissing the application without prejudice and directing the Utilities to submit a Grid Modernization Strategy.
The PUC indicated that the overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater DER and renewable energy integration. On June 30, 2017, the Utilities filed an initial draft of the Grid Modernization Strategy. The draft strategy describes how new technology will help triple private rooftop solar and make use of rapidly evolving products including storage and advanced inverters. The first segment of the modernization is estimated at about $205 million over six years. The Utilities will continue to get feedback from customers and stakeholders as they refine the strategy for the final filing due on August 29, 2017.
Decoupling. See "Decoupling" in Note 3 of the Condensed Consolidated Financial Statements for a discussion of changes to the RAM component of decoupling.
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
Regulated Returns. Actual and PUC-allowed (as of June 30, 2017) returns were as follows:

%	Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended June 30, 2017	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	6.77	6.71	6.83	7.25	6.91	7.50	7.99	7.54	7.96
PUC-allowed returns	8.11	8.31	7.34	10.00	10.00	9.00	10.00	10.00	9.00
Difference	(1.34)	(1.60)	(0.51)	(2.75)	(3.09)	(1.50)	(2.01)	(2.46)	(1.04)
*      Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**    Recorded net income divided by average common equity.
***  ROACE adjusted to remove items not included by the PUC in establishing rates, such as incentive compensation.
The gap between PUC-allowed ROACEs and the ROACEs actually achieved is primarily due to: the consistent exclusion of certain expenses from rates, the recognition of annual RAM revenues on June 1 annually rather than on January 1, the low RBA interest rate (currently a short-term debt rate rather than the actual cost of capital), O&M increases and return on capital additions since the last rate case in excess of indexed escalations, and the portion of the pension regulatory asset not earning a return due to pension contributions and pension costs in excess of the pension amount in rates.
The PUC approved a two-year special medical needs pilot program, which will provide residential customers who depend on life support a discounted non-fuel energy charge. The program will be effective from April 1, 2017 to March 31, 2019, with a maximum savings of $20 per month per participant and limited to 2,000 participants. The discount will not be reflected as part of the target adjusted revenues in the RBA Provision.
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

Test year (dollars in millions)	Date (filed/ implemented)	Amount	% over rates in effect	ROACE (%)	RORB (%)	Rate base	Common equity %	Stipulated agreement reached with Consumer Advocate
Hawaiian Electric
2011 (1)
Request	7/30/10	$113.5	6.6	10.75	8.54	$1,569	56.29	Yes
Interim increase	7/26/11	53.2	3.1	10.00	8.11	1,354	56.29
Interim increase (adjusted)	4/2/12	58.2	3.4	10.00	8.11	1,385	56.29
Interim increase (adjusted)	5/21/12	58.8	3.4	10.00	8.11	1,386	56.29
Final increase	9/1/12	58.1	3.4	10.00	8.11	1,386	56.29
2014 (2)
Request	6/27/14
2017 (3)
Request	12/16/16	$106.4	6.9	10.60	8.28	$2,002	57.36
Hawaii Electric Light
2010 (4)
Request	12/9/09	$20.9	6.0	10.75	8.73	$487	55.91	Yes
Interim increase	1/14/11	6.0	1.7	10.50	8.59	465	55.91
Interim increase (adjusted)	1/1/12	5.2	1.5	10.50	8.59	465	55.91
Final increase	4/9/12	4.5	1.3	10.00	8.31	465	55.91
2013 (5)
Request	8/16/12	$19.8	4.2	10.25	8.30	$455	57.05
Closed	3/27/13
2016 (6)
Request	9/19/16	$19.3	6.5	10.60	8.44	$479	57.12	Yes
Statements of Probable Entitlement (which will be superceded by any PUC interim D&O)
Hawaii Electric Light	7/21/17	11.1	3.8	9.75	7.94	482	56.69
Consumer Advocate	7/21/17	9.9	3.4	9.5	7.8	482	56.69
Maui Electric
2012 (7)
Request	7/22/11	$27.5	6.7	11.00	8.72	$393	56.85	Yes
Interim increase	6/1/12	13.1	3.2	10.00	7.91	393	56.86
Final increase	8/1/13	5.3	1.3	9.00	7.34	393	56.86
2015 (8)
Request	12/30/14
2018 (9)

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

(6)
Parties settled on all issues except whether the stipulated ROACE of 9.75% should be reduced by up to 25 basis points for the impact of decoupling. Hawaii Electric Light’s position is that the ROACE that should be used to calculate the interim increase is 9.75% and the Consumer Advocate’s position is that the ROACE that should be used to calculate the interim should be 9.50%. Parties filed separate statement of probable entitlement. The table shows each party’s proposed interim revenue increase based on their respective proposed ROACE. See also “Hawaii Electric Light 2016 test year rate case” below.

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

(8)	See “Maui Electric 2015 test year rate case” below.

(9)	See “Maui Electric 2018 test year rate case” below.
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
See “Hawaiian Electric consolidated 2014 test year abbreviated and 2017 test year cases” in Note 3 of the Condensed Consolidated Financial Statements.
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
Management cannot predict whether the PUC will accept this abbreviated filing to satisfy Maui Electric’s obligation to file a rate case in 2015, whether additional material will be required to be submitted, whether Maui Electric will be required to proceed with a traditional rate proceeding or whether the rate case will be consolidated into the 2018 rate case filing.
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
On April 28, 2017, the Consumer Advocate filed its testimony in the proceeding, recommending an increase of $2.7 million over revenues at current effective rates (for a 0.9% increase in revenues), based on a 7.29% rate of return (which incorporates a return on equity of 8.75%). On May 25, 2017, the County of Hawaii filed its testimony in the proceeding, recommending reforms in rate design in an effort to support both renewable resources and the financial viability of the transmission and distribution infrastructure that is needed to support those resources.
On June 23, 2017, Hawaii Electric Light filed its rebuttal testimonies, proposing an increase of $16.0 million over revenues at current effective rates based on a rate of return of 8.42% and a return on equity of 10.6%.
On July 11, 2017, Hawaii Electric Light and the Consumer Advocate filed a Stipulated Settlement Letter, which documented agreements reached with the Consumer Advocate on all of the issues in the proceeding, except for the narrowed rate of ROACE issue of whether the stipulated ROACE should be reduced from 9.75% (by up to 25 basis points) based solely on the impact of decoupling, considering current circumstances and relevant precedents. The Parties agree that this narrowed issue is to be addressed through the submission of opening and closing briefs, without the need for an evidentiary hearing on the ROACE issue. On July 14, 2017, the PUC issued a letter canceling previously scheduled evidentiary hearings. On July 21, 2017, the Parties filed separate statements of probable entitlement, proposing the amount of interim revenue increase according to their respective proposed ROACE. See table above. According to State law, an interim D&O should be issued by August 21, 2017.
Hawaiian Electric 2017 test year rate case. On December 16, 2016, Hawaiian Electric filed an application with the PUC for a general rate increase of $106.4 million over revenues at current effective rates (for a 6.9% increase in revenues), for a 2017 test year. The request is based on an 8.28% rate of return (which incorporates a return on equity of 10.6% and a capital structure that includes a 57.4% common equity capitalization) on a $2.0 billion rate base. The $106.4 million request is primarily to pay for operating costs and for system upgrades to increase reliability, improve customer service and integrate more renewable energy. The application is also proposing a step adjustment to increase base rates by an additional $20.6 million when the Schofield Generation Station is placed in service, which is expected in the second quarter of 2018. As in Hawaii Electric Light’s rate increase application filed in September 2016, Hawaiian Electric’s application is taking steps toward innovative ratemaking by proposing implementation of PBR mechanisms related to its performance in areas of customer service, reliability and communication relating to the private rooftop solar interconnection process. Hawaiian Electric proposed an expansion of the range of fuel usage efficiencies under which fuel costs would be fully passed through to customers, and an additional trigger that would allow a re-establishment of fuel usage efficiency targets under certain conditions. On February 22, 2017, the PUC held public hearings for this rate case. On June 28, 2017, the PUC issued an order denying motions to intervene but allowing limited participant status to six organizations. The procedural schedule for this rate case includes an interim D&O tentatively scheduled for December 15, 2017 and an evidentiary hearing in early March 2018.
See “Hawaiian Electric consolidated 2014 test year abbreviated and 2017 test year cases” in Note 3 of the Condensed Consolidated Financial Statements.
Maui Electric 2018 test year rate case. On June 9, 2017, Maui Electric filed a notice of intent with the PUC to file a general rate case application by December 30, 2017 for a 2018 test year. The rate case filing is required to satisfy the obligation to file a general rate case under the three-year rate case cycle established by the PUC in the final D&O in the decoupling proceeding.
Performance-based regulation.  In the Hawaii Electric Light 2016 test year rate case, and the Hawaiian Electric 2017 test year rate case, the Utilities recommended that a separate investigatory docket be opened to evaluate PBR on a broader scale that can be implemented across the Utilities, and to fully develop a comprehensive PBR Framework.  PBR refers to different ways in which regulators have modified their regulatory approach in an attempt to strengthen financial incentives for Utilities to achieve desired outcomes.  In the its April 27, 2017 order in the Decoupling Investigative proceeding, the PUC stated that it would initiate a separate investigative docket to examine a full range of Performance Incentive Mechanism and PBR options.
Depreciation docket.  In December 2016, the Utilities filed an application with the PUC for approval of changes in the depreciation and amortization rates and amortization period for contributions in aid of construction (CIAC).  The application requests that the effective date of implementation of the change in depreciation and amortization rates and revised CIAC amortization period, as recommended by the 2015 Book Depreciation Study, coincide with the effective date of interim base rates (that include the increased expenses resulting from the new depreciation and amortization rates and change in CIAC amortization period) to be established in each of the Utilities’ next general rate cases or the effective date of the decoupling RBA Rate Adjustment that incorporates the new depreciation and amortization rates for each utility, whichever is sooner.

Developments in renewable energy efforts.  Developments in the Utilities’ efforts to further their renewable energy strategy include renewable energy projects discussed in Note 3 of the Condensed Consolidated Financial Statements and the following:

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

•
In July 2015, Maui Electric signed two PPAs, with Kuia Solar and South Maui Renewable Resources (which subsequently assigned its PPA to SSA Solar of HI 2, LLC and SSA Solar of HI 3, LLC, respectively), each for a 2.87-MW solar facility. In February 2016, the PUC approved both PPAs, subject to certain conditions and modifications. The guaranteed commercial operations date for the facilities was December 31, 2016, however both projects are experiencing delays and are expected to be completed by the end of the fourth quarter in 2017.

•
In September 2015, the PUC approved Hawaiian Electric’s 2-year biodiesel supply contract with Pacific Biodiesel Technologies, LLC (PBT) to supply 2 million to 3 million gallons of biodiesel at Campbell Industrial Park combustion turbine No. 1 (CIP CT-1) and the Honolulu International Airport Emergency Power Facility beginning in November 2015. The PBT contract is set to expire on November 2, 2018. PBT also has a spot buy contract with Hawaiian Electric to purchase additional quantities of biodiesel at or below the price of diesel. Some purchases of “at parity” biodiesel have been made under the spot purchase contract, which was recently extended through June 2018. REG Marketing & Logistics Group, LLC has a contingency supply contract with Hawaiian Electric to also supply biodiesel to CIP CT-1 in the event PBT is not able to supply necessary quantities. This contingency contract has been extended to November 2018, and will continue with no volume purchase requirements.

•
On April 28, 2017 Hawaiian Electric issued a Biofuel Supply Request for Proposal for 3.1 million gallons of biofuel per year for three years, to commence as early as November 2018 to be used as fuel for power generation at Hawaiian Electric’s Schofield Generating Station, the Honolulu International Airport Emergency Power Facility and any other generating unit on Oahu, as necessary.

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

•
The Utilities began accepting energy from feed-in tariff projects in 2011. As of June 30, 2017, there were 30 MW, 3 MW and 4 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

•
As of June 30, 2017, there were approximately 325 MW, 75 MW and 86 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely NEM, Customer Grid Supply and Customer Self Supply. As of June 30, 2017, an estimated 27% of single family homes on the islands the Utilities serve have installed private rooftop solar systems, and an estimated 29% of single family homes have installed, or have been approved to install, private rooftop solar systems. As of June 30, 2017, approximately 16% of the Utilities' total customers have solar systems.

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

•
Hawaiian Electric had PPAs to purchase solar energy with three affiliates of SunEdison. In February 2016, as a result of the project entities missing contract milestones, Hawaiian Electric terminated the original PPAs for the three projects. SunEdison filed Chapter 11 bankruptcy proceedings and during those proceedings, the three SunEdison affiliates were acquired by an affiliate of NRG Energy, Inc. (NRG). Hawaiian Electric then negotiated with NRG and its newly acquired affiliates and has entered into amended and restated PPAs for solar energy on Oahu with Waipio PV, LLC for 45.9 MW, Lanikuhana Solar, LLC for 14.7 MW and Kawailoa Solar, LLC for 49.0 MW. On July 27, 2017, the PUC approved the three NRG PPAs, subject to modifications and conditions. The three projects are expected to be in service by the end of 2019.

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
In accordance to its planning criteria, Hawaiian Electric deactivated two fossil fuel generating units from active service at its Honolulu Power Plant in January 2014 and anticipates deactivating two additional fossil fuel units at its Waiau Power Plant in the 2022 timeframe. Hawaiian Electric acquired new firm capacity with the commissioning of the State of Hawaii Department of Transportation’s emergency power facility in June 2017. Hawaiian Electric is proceeding with a future firm capacity addition with the U.S. Department of the Army for a utility owned and operated renewable, dispatchable, including black start capabilities, generation security project on federal lands, which is expected to be in service in the second quarter of 2018. Hawaiian Electric is continuing negotiations with firm capacity IPPs on Oahu. On August 1, 2016, Hawaiian Electric and Kalaeloa entered into an agreement that neither party will give written notice of termination of the Kalaeloa PPA prior to October 31, 2017. The PPA with AES Hawaii is scheduled to expire in 2022.
Hawaii Electric Light. In January 2017, Hawaii Electric Light filed its 2017 AOS letter, which indicated that Hawaii Electric Light’s generation capacity through 2019 is sufficient to meet reasonably expected demands for service and provide for reasonable reserves for emergencies. Additional generation from other renewable resources could be added in the 2018-2025 timeframe.
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

Legislation and regulation. Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the Utilities and their customers. See “Recent tax developments” in Note 9 of the Condensed Consolidated Financial Statements. Also, in recent years, legislative, regulatory and governmental activities related to the environment, including proposals and rulemaking under the Clean Air Act and Clean Water Act (CWA), have increased significantly.
Clean Water Act Section 316(b). On August 14, 2014, the EPA published in the Federal Register the final regulations required by section 316(b) of the CWA designed to protect aquatic organisms from adverse impacts associated with existing power plant cooling water intake structures. The regulations were effective October 14, 2014 and apply to the cooling water systems for the steam generating units at three of Hawaiian Electric’s power plants on the island of Oahu. The regulations prescribe a process, including a number of required site-specific studies, for states to develop facility-specific entrainment and impingement controls to be incorporated in each facility’s National Pollutant Discharge Elimination System permit. Hawaiian Electric submitted the final site specific studies for the Honolulu and Waiau power plants to the DOH in December 2016, and the final site specific study for Kahe will be submitted to the DOH no later than October 2017. Hawaiian Electric will work with the DOH to identify the appropriate compliance methods for the 316(b) rule.
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
PUC Commissioner.  On May 19, 2017, the Governor appointed James Griffin as an interim PUC Commissioner, subject to Senate confirmation. Mr. Griffin was a researcher and a faculty member at the Hawaii Natural Energy Institute at the University of Hawaii at Manoa. He also previously served as Chief of Policy and Research at the PUC.
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
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	June 30, 2017		December 31, 2016
Short-term borrowings	$44	1%	$—	—%
Long-term debt, net	1,319	41	1,319	42
Preferred stock	34	1	34	1
Common stock equity	1,804	57	1,800	57
	$3,201	100%	$3,153	100%

Information about Hawaiian Electric’s short-term borrowings (other than from Hawaii Electric Light and Maui Electric) and Hawaiian Electric’s line of credit facility were as follows:

	Average balance	Balance
(in millions)	Six months ended June 30, 2017	June 30, 2017	December 31, 2016
Short-term borrowings [1]
Commercial paper	$3	$44	$—
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facility		200	200

1   The maximum amount of external short-term borrowings by Hawaiian Electric during the first six months of 2017 was $44 million. As of June 30, 2017, Hawaiian Electric had short-term borrowings from Hawaii Electric Light and Maui Electric of $4.1 million and $1.0 million, respectively. As of July 27, 2017, Hawaiian Electric had $33 million of outstanding commercial paper, no draws under its line of credit facility and no borrowings from HEI. Also, as of July 27, 2017, Hawaiian Electric had short-term borrowings from Hawaii Electric Light and Maui Electric of $6.6 million and $4.5 million, respectively, which intercompany borrowings are eliminated in consolidation.
Hawaiian Electric has a $200 million line of credit facility. See Note 5 of the Condensed Consolidated Financial Statements.
In May 2015, up to $80 million of SPRBs ($70 million for Hawaiian Electric, $2.5 million for Hawaii Electric Light and $7.5 million for Maui Electric) were authorized by the Hawaii legislature for issuance, with PUC approval, prior to June 30, 2020 to finance the Utilities’ capital improvement programs.
On April 28, 2017, Hawaiian Electric, Hawaii Electric Light and Maui Electric received PUC approval to issue unsecured obligations bearing taxable interest and/or refunding SPRBs with principal amounts totaling up to $252 million, $88 million and $75 million, respectively, to refinance three series of outstanding revenue bonds. The approval is limited to 2017, and an expedited approval procedure will apply for refinancings during January 2018 through December 2020. Pursuant to this approval, on June 29, 2017, the Department issued, at par, Refunding Series 2017A SPRBs in the aggregate principal amount of $125 million with a maturity of May 1, 2026 and Refunding Series 2017B SPRBs in the aggregate principal amount of $140 million with a maturity of March 1, 2037. See Note 5 of the Condensed Consolidated Financial Statements.
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
Cash flows. The following table reflects the changes in cash flows for the six months ended June 30, 2017 compared to the six months ended June 30, 2016:

	Six months ended June 30,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$150,676	$194,124	$(43,448)
Net cash used in investing activities	(178,259)	(180,191)	1,932
Net cash used in financing activities	(4,121)	(10,803)	6,682
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
The decrease in net cash provided by operating activities was impacted by the following:

•	Lower cash from an increase in accounts receivable due to timing and increase in fuel prices.

•	Lower cash from an increase in fuel oil stock due to higher fuel prices.

•	Lower cash from an increase in unbilled revenues due to higher fuel prices.

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
Net cash used in investing activities. The increase in net cash used in investing activities was driven primarily by a capital goods tax credit, partially offset by an increase in capital expenditures related to construction activities.
Net cash used in financing activities. Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. The decrease in net cash used in financing activities primarily reflect higher proceeds from short-term borrowings.
2017 forecast capital expenditures. For 2017, the Utilities forecast $420 million of net capital expenditures, which could change over time based upon external factors such as the timing and scope of environmental regulations, unforeseen delays in permitting and timing of PUC decisions. Proceeds from the issuance of equity and long-term debt, cash flows from operating activities, temporary increases in short-term borrowings and existing cash and cash equivalents are expected to provide the forecasted $420 million needed for the net capital expenditures in 2017 as well as to pay down commercial paper or other short-term borrowings, fund any unanticipated expenditures not included in the 2017 forecast such as increases in the costs or acceleration of the construction of capital projects, unanticipated capital expenditures that may be required by new environmental laws and regulations, unbudgeted acquisitions or investments in new businesses and significant increases in retirement benefit funding requirements.

Bank

	Three months ended June 30		Increase
(in millions)	2017	2016	(decrease)	Primary reason(s)
Interest income	$59	$54	$5
The increase in interest income was the result of higher average earning asset balances and an increase in yields on earning assets. ASB’s average loan portfolio balance for the three months ended June 30, 2017 increased by $24 million compared to the same period in 2016 as average consumer, commercial real estate and home equity lines of credit balances increased by $60 million, $50 million and $21 million, respectively. The growth in these loan portfolios was reflective of ASB’s portfolio mix target and loan growth strategy. The average commercial loan balance decreased by $99 million primarily due to a decrease in the syndicated national credit loan portfolio. The yield on earning assets increased by 7 basis points due to a shift in the mix of the loan portfolio with the growth in the commercial real estate and consumer loan portfolios, which resulted in an increase in loan portfolio yields of 19 basis points and repricing of adjustable rate commercial loans with the increase in the interest rate environment. The average investment securities portfolio balance increased by $389 million due to the use of excess liquidity to purchase investments. The yield on the investment securities portfolio increased by 14 basis points as new investment purchase yields were higher due to the increase in short-term interest rates.

Noninterest income	16	17	(1)
Noninterest income decreased slightly for the three months ended June 30, 2017 compared to noninterest income for the three months ended June 30, 2016 due to lower mortgage banking income partly offset by higher bank owned life insurance income. Prior year’s noninterest income included gains on sales of securities with no similar sales in 2017.

Revenues	75	71	4
Interest expense	3	3	—
Interest expense was flat for the three months ended June 30, 2017 compared to the same period in 2016 as higher interest expense from the growth in term certificates was offset by lower interest expense on other borrowings as a result of lower repurchase agreements. Average deposit balances for the three months ended June 30, 2017 increased by $487 million compared to the same period in 2016 due to an increase in core deposits and term certificates of $327 million and $160 million, respectively. Other borrowings decreased by $84 million primarily due to a decrease in repurchase agreements. The interest-bearing liability rate decreased by 2 basis points.

Provision for loan losses	3	5	(2)
The provision for loan losses decreased by $1.9 million for the three months ended June 30, 2017 compared to the provision for loan losses for the three months ended June 30, 2016. The provision for loan losses for 2017 was primarily due to increased loan loss reserves for the consumer loan portfolio. The provision for loan losses for 2016 was primarily due to increased reserves for growth in the loan portfolio, additional loan loss reserves for the consumer loan portfolio and loan loss reserves for commercial loans due to downgrades of specific commercial credits. Delinquency rates have decreased from 0.49% at June 30, 2016 to 0.44% at June 30, 2017. The annualized net charge-off ratio for the three months ended June 30, 2017 was 0.21% compared to an annualized net charge-off ratio of 0.15% for the same period in 2016. The increase in net charge-offs were due to an increase in consumer loan portfolio charge-offs as a result of ASB’s strategic expansion of its unsecured consumer loan product offering with risk-based pricing.

Noninterest expense	45	43	2
The increase in noninterest expense for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to higher compensation and employee benefits expenses as a result of higher performance-based compensation costs and higher employee benefit costs. Prior year’s noninterest expense included costs related to the replacement and upgrade of the electronic banking platform.

Expenses	51	51	—
Operating income	24	20	4	Higher net interest income and lower provision for loan losses was partly offset by higher noninterest expenses and lower noninterest income.
Net income	17	13	4

	Six months ended June 30		Increase
(in millions)	2017	2016	(decrease)	Primary reason(s)
Interest income	$117	$108	$9
The increase in interest income was the result of higher average earning asset balances and an increase in yields on earning assets. ASB’s average loan portfolio balance for the six months ended June 30, 2017 increased by $60 million compared to the same period in 2016 as average commercial real estate, consumer and home equity lines of credit balances increased by $76 million, $60 million and $19 million, respectively. The growth in these loan portfolios was reflective of ASB’s portfolio mix target and loan growth strategy. The average commercial loan balance decreased by $89 million primarily due to a decrease in the syndicated national credit loan portfolio. The yield on earning assets increased by 6 basis points due to a shift in the mix of the loan portfolio with the growth in the commercial real estate and consumer loan portfolios, which resulted in an increase in loan portfolio yields of 16 basis points and repricing of adjustable rate commercial loans with the increase in the interest rate environment. The average investment securities portfolio balance increased by $347 million due to the use of excess liquidity to purchase investments. The yield on the investment securities portfolio increased by 10 basis points as new investment purchase yields were higher due to the increase in short-term interest rates.

Noninterest income	31	32	(1)
Noninterest income decreased slightly for the six months ended June 30, 2017 compared to noninterest income for the six months ended June 30, 2016 due to lower mortgage banking income partly offset by higher bank-owned life insurance income.

Revenues	148	140	8
Interest expense	6	6	—
Interest expense was flat for the six months ended June 30, 2017 compared to the same period in 2016 as higher interest expense from the growth in term certificates was offset by lower interest expense on other borrowings as a result of lower repurchase agreements. Average deposit balances for the six months ended June 30, 2017 increased by $511 million compared to the same period in 2016 due to an increase in core deposits and term certificates of $350 million and $161 million, respectively. Other borrowings decreased by $100 million primarily due to a decrease in repurchase agreements. The interest-bearing liability rate decreased by 3 basis points.

Provision for loan losses	7	10	(3)
The provision for loan losses decreased by $2.8 million for the six months ended June 30, 2017 compared to the provision for loan losses for the six months ended June 30, 2016. The provision for loan losses for 2017 was primarily due to increased loan loss reserves for the consumer loan portfolio and additional loan loss reserves for the commercial real estate loan portfolio due to the downgrade of a commercial real estate relationship. The provision for loan losses for 2016 was primarily due to increased reserves for growth in the loan portfolio, additional loan loss reserves for the consumer loan portfolio and loan loss reserves for commercial loans due to downgrades of specific commercial credits. Delinquency rates have decreased from 0.49% at June 30, 2016 to 0.44% at June 30, 2017. The annualized net charge-off ratio for the six months ended June 30, 2017 was 0.25% compared to an annualized net charge-off ratio of 0.18% for the same period in 2016. The increase in net charge-offs were due to an increase in consumer loan portfolio charge-offs as a result of ASB’s strategic expansion of its unsecured consumer loan product offering with risk-based pricing.

Noninterest expense	86	84	2
The increase in noninterest expense for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to higher compensation and employee benefits expenses as a result of higher performance-based compensation costs and higher employee benefit costs. Prior year’s noninterest expense included costs related to the replacement and upgrade of the electronic banking platform.

Expenses	99	100	(1)
Operating income	49	40	9	Higher net interest income and lower provision for loan losses was partly offset by higher noninterest expenses and lower noninterest income.
Net income	33	26	7

                       See Note 4 of the Condensed Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
                       ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

                       ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended June 30		Six months ended June 30
(percent)	2017	2016	2017	2016
Return on average assets	1.02	0.86	1.00	0.85
Return on average equity	11.25	9.22	11.04	9.06
Net interest margin	3.68	3.58	3.68	3.60
Average balance sheet and net interest margin.  The following tables provide a summary of average balances including major categories of interest-earning assets and interest-bearing liabilities:

	Three months ended June 30
	2017			2016
(dollars in thousands)	Average balance	Interest[1] income/ expense	Yield/ rate (%)	Average balance	Interest[1] income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$46,507	$121	1.03	$64,821	$81	0.49
FHLB stock	11,759	57	1.96	11,284	44	1.58
Available-for-sale investment securities
Taxable	1,267,945	6,481	2.04	894,684	4,318	1.93
Non-taxable	15,427	160	4.11	—	—	—
Total available-for-sale investment securities	1,283,372	6,641	2.07	894,684	4,318	1.93
Loans
Residential 1-4 family	2,070,450	22,163	4.28	2,075,255	22,201	4.28
Commercial real estate	917,019	9,722	4.21	867,266	8,716	4.01
Home equity line of credit	877,462	7,248	3.31	856,960	6,989	3.28
Residential land	16,111	217	5.38	18,758	285	6.08
Commercial	663,200	7,090	4.27	762,247	7,595	3.99
Consumer	202,914	5,877	11.62	142,955	3,904	10.98
Total loans [2,3]	4,747,156	52,317	4.40	4,723,441	49,690	4.21
Total interest-earning assets [2]	6,088,794	59,136	3.88	5,694,230	54,133	3.81
Allowance for loan losses	(56,715)			(52,749)
Non-interest-earning assets	534,581			503,617
Total assets	$6,566,660			$6,145,098
Liabilities and shareholder’s equity:
Savings	$2,274,832	$386	0.07	$2,099,422	$343	0.07
Interest-bearing checking	908,864	59	0.03	834,821	42	0.02
Money market	146,962	45	0.12	165,433	52	0.13
Time certificates	679,866	1,821	1.07	520,151	1,254	0.97
Total interest-bearing deposits	4,010,524	2,311	0.23	3,619,827	1,691	0.19
Advances from Federal Home Loan Bank	101,335	788	3.08	101,648	785	3.06
Securities sold under agreements to repurchase	95,740	36	0.15	179,559	682	1.51
Total interest-bearing liabilities	4,207,599	3,135	0.30	3,901,034	3,158	0.32
Non-interest bearing liabilities:
Deposits	1,664,592			1,568,725
Other	99,710			98,678
Shareholder’s equity	594,759			576,661
Total liabilities and shareholder’s equity	$6,566,660			$6,145,098
Net interest income		$56,001			$50,975
Net interest margin (%) [4]			3.68			3.58

	Six months ended June 30
	2017			2016
(dollars in thousands)	Average balance	Interest[1] income/ expense	Yield/ rate (%)	Average balance	Interest[1] income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$69,421	$307	0.88	$72,070	$180	0.49
FHLB stock	11,498	105	1.85	11,031	88	1.61
Available-for-sale investment securities
Taxable	1,206,272	13,130	2.18	874,542	9,192	2.10
Non-taxable	15,427	310	4.00	—	—	—
Total available-for-sale investment securities	1,221,699	13,440	2.20	874,542	9,192	2.10
Loans
Residential 1-4 family	2,071,931	43,789	4.23	2,075,890	44,521	4.29
Commercial real estate	913,940	19,134	4.18	837,837	16,880	4.02
Home equity line of credit	872,973	14,364	3.32	854,145	13,854	3.26
Residential land	17,057	495	5.80	18,482	561	6.07
Commercial	666,741	14,245	4.30	755,510	14,967	3.96
Consumer	195,158	11,032	11.40	135,572	7,344	10.89
Total loans [2,3]	4,737,800	103,059	4.36	4,677,436	98,127	4.20
Total interest-earning assets [2]	6,040,418	116,911	3.88	5,635,079	107,587	3.82
Allowance for loan losses	(56,477)			(51,599)
Non-interest-earning assets	527,302			500,412
Total assets	$6,511,243			$6,083,892
Liabilities and shareholder’s equity:
Savings	$2,261,549	$760	0.07	$2,073,790	$676	0.07
Interest-bearing checking	897,346	114	0.03	828,345	84	0.02
Money market	151,293	92	0.12	166,338	105	0.13
Time certificates	670,717	3,448	1.04	509,884	2,418	0.95
Total interest-bearing deposits	3,980,905	4,414	0.22	3,578,357	3,283	0.18
Advances from Federal Home Loan Bank	100,671	1,563	3.09	101,854	1,571	3.05
Securities sold under agreements to repurchase	94,713	77	0.16	193,296	1,381	1.42
Total interest-bearing liabilities	4,176,289	6,054	0.29	3,873,507	6,235	0.32
Non-interest bearing liabilities:
Deposits	1,646,275			1,537,660
Other	98,875			99,427
Shareholder’s equity	589,804			573,298
Total liabilities and shareholder’s equity	$6,511,243			$6,083,892
Net interest income		$110,857			$101,352
Net interest margin (%) [4]			3.68			3.60

[1]
Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $0.06 million and nil for the three months ended June 30, 2017 and 2016, respectively and $0.1 million and nil for the six months ended June 30, 2017 and 2016, respectively.

2 Includes loans held for sale, at lower of cost or fair value.

[3]
Includes recognition of deferred loan fees of $0.6 million and $0.7 million for the three months ended June 30, 2017 and 2016 and $1.1 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

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

                       Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. The composition of ASB’s loans receivable was as follows:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Balance	% of total	Balance	% of total
Real estate:
Residential 1-4 family	$2,061,549	43.4	$2,048,051	43.2
Commercial real estate	808,900	17.1	800,395	16.9
Home equity line of credit	883,135	18.6	863,163	18.2
Residential land	16,009	0.3	18,889	0.4
Commercial construction	116,548	2.5	126,768	2.7
Residential construction	10,759	0.2	16,080	0.3
Total real estate, net	3,896,900	82.1	3,873,346	81.7
Commercial	649,657	13.7	692,051	14.6
Consumer	201,199	4.2	178,222	3.7
	4,747,756	100.0	4,743,619	100.0
Less: Deferred fees and discounts	(3,122)		(4,926)
Allowance for loan losses	(56,356)		(55,533)
Total loans, net	$4,688,278		$4,683,160
Home equity — key credit statistics. Attention has been given by regulators and rating agencies to the potential for increased exposure to credit losses associated with home equity lines of credit (HELOC) that were originated during the period of rapid home price appreciation between 2003 and 2007 as they have reached, or are starting to reach, the end of their 10-year, interest only payment periods. Once the interest only payment period has ended, payments are reset to include principal repayments along with interest. ASB does not have a large exposure to HELOCs originated between 2003 and 2007. Nearly all of the HELOC originations prior to 2008 consisted of amortizing equity lines that have structured principal payments during the draw period. These older equity lines represent 2% of the portfolio and are included in the amortizing balances identified in the loan portfolio table below.

	June 30, 2017	December 31, 2016
Outstanding balance of home equity loans (in thousands)	$883,135	$863,163
Percent of portfolio in first lien position	46.2%	45.1%
Annualized net charge-off (recovery) ratio	(0.03)%	0.01%
Delinquency ratio	0.28%	0.35%

			End of draw period – interest only			Current
June 30, 2017	Total	Interest only	2017-2018	2019-2021	Thereafter	amortizing
Outstanding balance (in thousands)	$883,135	$701,709	$62,453	$101,546	$537,710	$181,426
% of total	100%	79%	7%	11%	61%	21%

                       The HELOC portfolio comprised 19% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable rate term loan with a 20-year amortization period. This product type comprises 79% of the total HELOC portfolio and is the current product offering. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed rate loan with level principal and interest payments. As of June 30, 2017, approximately 19% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option.
Loan portfolio risk elements.  See Note 4 of the Condensed Consolidated Financial Statements.

Available-for-sale investment securities.  ASB’s investment portfolio was comprised as follows:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$186,583	14%	$192,281	18%
Mortgage-related securities — FNMA, FHLMC and GNMA	1,100,876	85	897,474	81
Mortgage revenue bond	15,427	1	15,427	1
Total available-for-sale investment securities	$1,302,886	100%	$1,105,182	100%
Principal and interest on mortgage-related securities issued by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) are guaranteed by the issuer and, in the case of GNMA, backed by the full faith and credit of the U.S. government.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Des Moines and securities sold under agreements to repurchase continue to be additional sources of funds. As of June 30, 2017 and December 31, 2016, ASB’s costing liabilities consisted of 97% deposits and 3% other borrowings. The weighted average cost of deposits for the first six months of 2017 and 2016 was 0.16% and 0.13%, respectively.
Federal Home Loan Bank of Des Moines. As of June 30, 2017 and December 31, 2016, ASB had $100 million of advances outstanding at the FHLB of Des Moines. As of June 30, 2017, the unused borrowing capacity with the FHLB of Des Moines was $1.8 billion. The FHLB of Des Moines will continue to be a source of liquidity for ASB.
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
As of June 30, 2017, ASB had an unrealized loss, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $5.7 million compared to an unrealized loss, net of taxes, of $7.9 million at December 31, 2016. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first six months of 2017, ASB recorded a provision for loan losses of $6.7 million primarily due to increased loan loss reserves for the consumer loan portfolio and additional loan loss reserves for the commercial real estate loan portfolio due to the downgrade of a commercial real estate relationship. During the first six months of 2016, ASB recorded a provision for loan losses of $9.5 million primarily due to increased reserves for growth in the loan portfolio, additional loan loss reserves for the consumer loan portfolio and loan loss reserves for commercial loans due to downgrades of specific commercial credits. Financial stress on ASB’s customers may result in higher levels of delinquencies and losses.

	Six months ended June 30		Year ended December 31,
(in thousands)	2017	2016	2016
Allowance for loan losses, January 1	$55,533	$50,038	$50,038
Provision for loan losses	6,741	9,519	16,763
Less: net charge-offs	5,918	4,226	11,268
Allowance for loan losses, end of period	$56,356	$55,331	$55,533
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.25%	0.18%	0.24%
We maintain a reserve for credit losses that consists of two components, the allowance for loan losses and a reserve for unfunded loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in other noninterest expense. As of June 30, 2017 and December 31, 2016, the reserve for unfunded loan commitments was $1.7 million and $1.8 million, respectively.
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
The Dodd-Frank Act established the Bureau. It has authority to prohibit practices it finds to be unfair, deceptive or abusive, and it may also issue rules requiring specified disclosures and the use of new model forms. On January 10, 2013, the Bureau issued the Ability-to-Repay rule which closed for comment on February 25, 2013. For mortgages, among other things, (i) potential borrowers have to supply financial information, and lenders must verify it, (ii) to qualify for a particular loan, a consumer has to have sufficient assets or income to pay back the loan and (iii) lenders have to determine the consumer’s ability to repay both the principal and the interest over the long term - not just during an introductory period when the rate may be lower.
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
The Dodd-Frank Act also adopts a number of provisions that impact the mortgage industry, including the imposition of new specific duties on the part of mortgage originators (such as ASB) to act in the best interests of consumers and to take steps to ensure that consumers will have the capability to repay loans they may obtain, as well as provisions imposing new disclosure requirements and requiring appraisal reforms.
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
The final rule was effective January 1, 2015 for ASB. As of June 30, 2017, ASB met the new capital requirements with a Common equity Tier-1 ratio of 12.4%, a Tier-1 capital ratio of 12.4%, a Total capital ratio of 13.7% and a Tier-1 leverage ratio of 8.5%.
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
Arbitration Agreements. Pursuant to section 1028(b) of the Dodd-Frank Act, on July 19, 2017, the Bureau issued a final rule to regulate arbitration agreements in contracts for specified consumer financial product and services. First, the final rule prohibits covered providers of certain consumer financial products and services from using an agreement with a consumer that provides for arbitration of any future dispute between the parties to bar the consumer from filing or participating in a class action concerning the covered consumer financial product or service. Second, the final rule requires covered providers that are involved in arbitration pursuant to a pre-dispute arbitration agreement to submit specified arbitral records to the Bureau and also to submit specified court records. This regulation is effective September 18, 2017. ASB is currently evaluating the impact of this final rule on its affected agreements.
FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	June 30, 2017	December 31, 2016	% change
Total assets	$6,611	$6,421	3
Available-for-sale investment securities	1,303	1,105	18
Loans receivable held for investment, net	4,688	4,683	—
Deposit liabilities	5,724	5,549	3
Other bank borrowings	188	193	(3)
As of June 30, 2017, ASB was one of Hawaii’s largest financial institutions based on assets of $6.6 billion and deposits of $5.7 billion.
As of June 30, 2017, ASB’s unused FHLB borrowing capacity was approximately $1.8 billion. As of June 30, 2017, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.8 billion. As of June 30, 2017, the Company did not have commitments to lend to borrowers whose loan terms have been modified in troubled debt restructurings. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the six months ended June 30, 2017, net cash provided by ASB’s operating activities was $46 million. Net cash used during the same period by ASB’s investing activities was $221 million, primarily due to purchases of investment securities of $296 million, a net increase in loans receivable of $20 million and additions to premises and equipment of $20 million, partly offset by receipt of repayments from investment securities of $100 million, proceeds from the sale of commercial loans of $13 million and a decrease in restricted cash of $2 million. Net cash provided by financing activities during this period was $152 million, primarily due to increases in deposit liabilities of $175 million and a net increase in retail repurchase agreements of $9 million, partly offset by repayments of securities sold under agreements to repurchase of $14 million and $19 million in common stock dividends to HEI (through ASB Hawaii).
For the six months ended June 30, 2016, net cash provided by ASB’s operating activities was $25 million. Net cash used during the same period by ASB’s investing activities was $205 million, primarily due to purchases of investment securities of $177 million, a net increase in loans receivable of $156 million and additions to premises and equipment of $6 million, partly offset by receipt of repayments and calls of investment securities of $103 million, proceeds from the sale of investment securities of $16 million and proceeds from the sale of commercial loans of $14 million. Net cash provided by financing activities during this period was $134 million, primarily due to increases in deposit liabilities of $207 million, partly offset by a net decrease in retail repurchase agreements of $27 million, maturities of securities sold under agreements to repurchase of $29 million and $18 million in common stock dividends to HEI (through ASB Hawaii).
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of June 30, 2017, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a Common equity Tier-1 ratio of 12.4% (6.5%), a Tier-1 capital ratio of 12.4% (8.0%), a Total capital ratio of 13.7% (10.0%) and a Tier-1 leverage ratio of 8.5% (5.0%). As of December 31, 2016, ASB was well-capitalized with a common equity Tier-1 ratio of 12.2%, Tier-1 capital ratio of 12.2%, a Total capital ratio of 13.4% and a Tier-1 leverage ratio of 8.6%. All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to HEI (through ASB Hawaii).

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
ASB’s interest-rate risk sensitivity measures as of June 30, 2017 and December 31, 2016 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
+300	2.6%	1.9%	(7.6)%	(8.0)%
+200	1.7	0.8	(4.1)	(4.6)
+100	0.8	—	(1.1)	(1.6)
-100	(1.4)	(0.5)	(3.5)	(1.6)
Management believes that ASB’s interest rate risk position as of June 30, 2017 represents a reasonable level of risk. The NII profile under the rising interest rate scenarios was more asset sensitive for all rate increases as of June 30, 2017 compared to December 31, 2016. Interest income increased due to the growth of the investment portfolio and higher income from the commercial and HELOC loan portfolios due to an increase in the short-term LIBOR and prime rates. In addition, the repricing assumptions of certain commercial loans were updated, which resulted in a net increase in NII.
ASB’s base EVE increased to $1.12 billion as of June 30, 2017, compared to $1.09 billion as of December 31, 2016, due to the growth and mix of the balance sheet. The growth of the investment portfolio was funded with the increase in core deposits. The upward shift in short term rates resulted in the market valuation of assets exceeding the valuation of liabilities.
EVE sensitivity to rising rates declined as of June 30, 2017 compared to December 31, 2016. During the first half of the year, the purchase of intermediate-termed duration investment securities was funded by longer duration core deposits, resulting in a net decrease in EVE sensitivity.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in HEI’s and Hawaiian Electric’s 2016 Form 10-K (see “Part I. Item 3. Legal Proceedings” and proceedings referred to therein) and this Form 10-Q (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 3 and 4 of the Condensed Consolidated Financial Statements) are incorporated by reference in this Item 1. With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts typically maintained in confidence unless and until a resolution is achieved. Certain HEI subsidiaries (including Hawaiian Electric and its subsidiaries and ASB) may also be involved in ordinary routine PUC proceedings, environmental proceedings and litigation incidental to their respective businesses.
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
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2017	39,114	$33.51	—	NA
May 1 to 31, 2017	33,303	$32.87	—	NA
June 1 to 30, 2017	193,655	$33.64	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
** The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” all of the 39,114 shares, 23,773 of the 33,303 shares and 168,855 of the 193,655 shares were purchased for the DRIP; none of the 39,114 shares, 8,800 of the 33,303 shares and 21,300 of the 193,655 shares were purchased for the HEIRSP; and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 5. Other Information
A.            Ratio of earnings to fixed charges.

	Six months ended June 30		Years ended December 31
	2017	2016	2016	2015	2014	2013	2012
HEI and Subsidiaries
Excluding interest on ASB deposits	3.31	3.64	5.05	3.68	3.80	3.55	3.30
Including interest on ASB deposits	3.11	3.46	4.75	3.54	3.65	3.42	3.15
Hawaiian Electric and Subsidiaries	2.90	3.76	4.11	3.97	4.04	3.72	3.37

See HEI Exhibit 12.1 and Hawaiian Electric Exhibit 12.2.

Item 6. Exhibits

HEI Exhibit.10.1
Second Amended and Restated Credit Agreement, dated as of June 30, 2017, among HEI, as Borrower, the Lenders Party Thereto and Wells Fargo Bank, National Association, as Syndication Agent, and Bank of America, N.A., MUFG Union Bank, N.A., Barclays Bank PLC, U.S. Bank National Association and Bank of Hawaii as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, and JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Runners

HEI Exhibit 12.1
Hawaiian Electric Industries, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, six months ended June 30, 2017 and 2016 and years ended December 31, 2016, 2015, 2014, 2013 and 2012

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Gregory C. Hazelton (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document

HEI Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Hawaiian Electric Exhibit 2	Termination Agreement, dated July 14, 2017, by and among Hamakua Energy Partners, L.P. and Hamakua Land Partnership, L.L.P. and Hawaii Electric Light Company, Inc.

Hawaiian Electric Exhibit 10.2
Second Amended and Restated Credit Agreement, dated as of June 30, 2017, among Hawaiian Electric Company, Inc., as Borrower, the Lenders Party Hereto and Wells Fargo Bank, National Association, as Syndication Agent, and Bank of America, N.A., MUFG Union Bank, N.A., Barclays Bank PLC, U.S. Bank National Association and Bank of Hawaii as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, and JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Runners

Hawaiian Electric Exhibit 12.2	Hawaiian Electric Company, Inc. and Subsidiaries Computation of ratio of earnings to fixed charges, six months ended June 30, 2017 and 2016 and years ended December 31, 2016, 2015, 2014, 2013 and 2012

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Alan M. Oshima (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Alan M. Oshima
	Constance H. Lau		Alan M. Oshima
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Gregory C. Hazelton	By	/s/ Tayne S. Y. Sekimura
	Gregory C. Hazelton		Tayne S. Y. Sekimura
	Executive Vice President and		Senior Vice President
	Chief Financial Officer		and Chief Financial Officer
	(Principal Financial and Accounting		(Principal Financial Officer of Hawaiian Electric)
Officer of HEI)

Date: August 3, 2017		Date: August 3, 2017