Form 10-Q
period 2017-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2017-11-02
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Hawaiian Electric Industries, Inc. ☐	Hawaiian Electric Company, Inc. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc. Yes ☐ No ☒	Hawaiian Electric Company, Inc. Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding October 27, 2017
Hawaiian Electric Industries, Inc. (Without Par Value)	108,785,978 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	16,019,785 Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2017

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2017 and 2016
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and nine months ended September 30, 2017 and 2016
3		Condensed Consolidated Balance Sheets (unaudited) - September 30, 2017 and December 31, 2016
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - nine months ended September 30, 2017 and 2016
5		Condensed Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2017 and 2016
Hawaiian Electric Company, Inc. and Subsidiaries
6		Condensed Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2017 and 2016
6		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and nine months ended September 30, 2017 and 2016
7		Condensed Consolidated Balance Sheets (unaudited) - September 30, 2017 and December 31, 2016
8		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - nine months ended September 30, 2017 and 2016
9		Condensed Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2017 and 2016
10		Notes to Condensed Consolidated Financial Statements (unaudited)
60	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
60		HEI consolidated
64		Electric Utilities
74		Bank
83	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
84	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
84	Item 1.	Legal Proceedings
84	Item 1A.	Risk Factors
85	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
85	Item 5.	Other Information
86	Item 6.	Exhibits
87	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2017
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
Company
Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B.; HEI Properties, Inc. (dissolved in 2015 and wound up in 2017); The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.); and Pacific Current, LLC and its subsidiary, Hamakua Holdings, LLC and its subsidiary, Hamakua Energy, LLC

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

HEP
Hamakua Energy Partners, L.P., an affiliate of Arclight Capital Partners (a Boston based private equity firm focused on energy infrastructure investments) and successor in interest to Encogen Hawaii, L.P.

HEI
Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., HEI Properties, Inc. (dissolved in 2015 and wound up in 2017), The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.) and Pacific Current, LLC

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

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands, except per share amounts)	2017	2016	2017	2016
Revenues
Electric utility	$598,769	$572,253	$1,674,255	$1,549,700
Bank	74,289	73,708	222,474	213,297
Other	127	94	299	262
Total revenues	673,185	646,055	1,897,028	1,763,259
Expenses
Electric utility	511,693	482,441	1,483,194	1,333,876
Bank	47,525	50,981	146,754	150,752
Other	4,422	7,191	13,777	18,883
Total expenses	563,640	540,613	1,643,725	1,503,511
Operating income (loss)
Electric utility	87,076	89,812	191,061	215,824
Bank	26,764	22,727	75,720	62,545
Other	(4,295)	(7,097)	(13,478)	(18,621)
Total operating income	109,545	105,442	253,303	259,748
Merger termination fee	—	90,000	—	90,000
Interest expense, net—other than on deposit liabilities and other bank borrowings	(19,227)	(19,365)	(59,235)	(56,792)
Allowance for borrowed funds used during construction	1,339	854	3,371	2,276
Allowance for equity funds used during construction	3,482	2,274	8,908	6,010
Income before income taxes	95,139	179,205	206,347	301,242
Income taxes	34,595	51,592	72,003	96,203
Net income	60,544	127,613	134,344	205,039
Preferred stock dividends of subsidiaries	471	471	1,417	1,417
Net income for common stock	$60,073	$127,142	$132,927	$203,622
Basic earnings per common share	$0.55	$1.17	$1.22	$1.89
Diluted earnings per common share	$0.55	$1.17	$1.22	$1.88
Dividends declared per common share	$0.31	$0.31	$0.93	$0.93
Weighted-average number of common shares outstanding	108,786	108,268	108,737	107,951
Net effect of potentially dilutive shares	79	204	172	220
Weighted-average shares assuming dilution	108,865	108,472	108,909	108,171

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2017	2016	2017	2016
Net income for common stock	$60,073	$127,142	$132,927	$203,622
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of (taxes) benefits of $(137), $1,417, $(1,619) and $(5,413), respectively	208	(2,147)	2,452	8,197
Reclassification adjustment for net realized gains included in net income, net of taxes of nil, nil, nil and $238, respectively	—	—	—	(360)
Derivatives qualifying as cash flow hedges:
Effective portion of foreign currency hedge net unrealized gains arising during the period, net of taxes of nil, $205, nil and $368, respectively	—	321	—	578
Reclassification adjustment to net income, net of (taxes) benefits of nil, $(110), $289 and $(75), respectively	—	(173)	454	(119)
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $2,516, $2,324, $7,526 and $6,943, respectively	3,942	3,641	11,793	10,877
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $2,290, $2,109, $6,872 and $6,327, respectively	(3,596)	(3,311)	(10,790)	(9,934)
Other comprehensive income (loss), net of taxes	554	(1,669)	3,909	9,239
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$60,627	$125,473	$136,836	$212,861

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$202,173	$278,452
Accounts receivable and unbilled revenues, net	264,426	237,950
Available-for-sale investment securities, at fair value	1,320,110	1,105,182
Stock in Federal Home Loan Bank, at cost	9,706	11,218
Loans receivable held for investment, net	4,623,234	4,683,160
Loans held for sale, at lower of cost or fair value	15,728	18,817
Property, plant and equipment, net of accumulated depreciation of $2,537,320 and $2,444,348 at September 30, 2017 and December 31, 2016, respectively	4,813,875	4,603,465
Regulatory assets	936,964	957,451
Other	474,444	447,621
Goodwill	82,190	82,190
Total assets	$12,742,850	$12,425,506
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$160,897	$143,279
Interest and dividends payable	26,484	25,225
Deposit liabilities	5,752,326	5,548,929
Short-term borrowings—other than bank	24,498	—
Other bank borrowings	153,552	192,618
Long-term debt, net—other than bank	1,618,446	1,619,019
Deferred income taxes	756,814	728,806
Regulatory liabilities	466,216	410,693
Contributions in aid of construction	565,118	543,525
Defined benefit pension and other postretirement benefit plans liability	620,788	638,854
Other	460,396	473,512
Total liabilities	10,605,535	10,324,460
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 108,785,978 shares and 108,583,413 shares at September 30, 2017 and December 31, 2016, respectively	1,661,492	1,660,910
Retained earnings	470,750	438,972
Accumulated other comprehensive loss, net of tax benefits	(29,220)	(33,129)
Total shareholders’ equity	2,103,022	2,066,753
Total liabilities and shareholders’ equity	$12,742,850	$12,425,506

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2016	108,583	$1,660,910	$438,972	$(33,129)	$2,066,753
Net income for common stock	—	—	132,927	—	132,927
Other comprehensive income, net of taxes	—	—	—	3,909	3,909
Issuance of common stock, net of expenses	203	582	—	—	582
Common stock dividends	—	—	(101,149)	—	(101,149)
Balance, September 30, 2017	108,786	$1,661,492	$470,750	$(29,220)	$2,103,022
Balance, December 31, 2015	107,460	$1,629,136	$324,766	$(26,262)	$1,927,640
Net income for common stock	—	—	203,622	—	203,622
Other comprehensive income, net of taxes	—	—	—	9,239	9,239
Issuance of common stock, net of expenses	1,043	28,285	—	—	28,285
Common stock dividends	—	—	(100,398)	—	(100,398)
Balance, September 30, 2016	108,503	$1,657,421	$427,990	$(17,023)	$2,068,388

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30
(in thousands)	2017	2016
Cash flows from operating activities
Net income	$134,344	$205,039
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	150,123	145,684
Other amortization	15,362	7,368
Provision for loan losses	7,231	15,266
Loans receivable originated and purchased, held for sale	(105,816)	(172,657)
Proceeds from sale of loans receivable, held for sale	119,731	168,490
Deferred income taxes	21,397	30,667
Share-based compensation expense	4,383	3,581
Allowance for equity funds used during construction	(8,908)	(6,010)
Other	(1,350)	3,234
Changes in assets and liabilities
Increase in accounts receivable and unbilled revenues, net	(26,250)	(12,104)
Decrease in fuel oil stock	6,177	6,736
Decrease (increase) in regulatory assets	3,922	(2,251)
Increase (decrease) in accounts, interest and dividends payable	(10,390)	3,399
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	2,828	52,558
Increase in defined benefit pension and other postretirement benefit plans liability	670	150
Change in other assets and liabilities	(22,311)	(39,850)
Net cash provided by operating activities	291,143	409,300
Cash flows from investing activities
Available-for-sale investment securities purchased	(369,467)	(354,165)
Principal repayments on available-for-sale investment securities	155,026	172,829
Proceeds from sale of available-for-sale investment securities	—	16,423
Purchase of stock from Federal Home Loan Bank	(2,868)	(2,773)
Redemption of stock from Federal Home Loan Bank	4,380	2,233
Net decrease (increase) in loans held for investment	13,188	(175,303)
Proceeds from sale of commercial loans	31,427	37,946
Proceeds from sale of real estate acquired in settlement of loans	411	829
Proceeds from sale of real estate held-for-sale	—	1,764
Capital expenditures	(314,404)	(259,207)
Contributions in aid of construction	40,603	23,568
Other	1,345	112
Net cash used in investing activities	(440,359)	(535,744)
Cash flows from financing activities
Net increase in deposit liabilities	203,397	355,467
Net increase (decrease) in short-term borrowings with original maturities of three months or less	24,498	(103,063)
Net increase (decrease) in retail repurchase agreements	24,469	(21,121)
Proceeds from other bank borrowings	59,500	55,835
Repayments of other bank borrowings	(123,034)	(97,902)
Proceeds from issuance of long-term debt	265,000	75,000
Repayment of long-term debt and funds transferred for redemption of special purpose revenue bonds	(265,000)	(75,000)
Withheld shares for employee taxes on vested share-based compensation	(3,796)	(2,398)
Net proceeds from issuance of common stock	—	10,901
Common stock dividends	(101,149)	(83,620)
Preferred stock dividends of subsidiaries	(1,417)	(1,417)
Other	(9,531)	(2,361)
Net cash provided by financing activities	72,937	110,321
Net decrease in cash and cash equivalents	(76,279)	(16,123)
Cash and cash equivalents, beginning of period	278,452	300,478
Cash and cash equivalents, end of period	$202,173	$284,355

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2017	2016	2017	2016
Revenues	$598,769	$572,253	$1,674,255	$1,549,700
Expenses
Fuel oil	146,258	128,624	431,787	334,263
Purchased power	160,347	157,750	440,538	412,667
Other operation and maintenance	100,102	94,789	306,716	298,260
Depreciation	48,206	46,759	144,578	140,300
Taxes, other than income taxes	56,780	54,519	159,575	148,386
Total expenses	511,693	482,441	1,483,194	1,333,876
Operating income	87,076	89,812	191,061	215,824
Allowance for equity funds used during construction	3,482	2,274	8,908	6,010
Interest expense and other charges, net	(16,907)	(17,323)	(52,625)	(49,734)
Allowance for borrowed funds used during construction	1,339	854	3,371	2,276
Income before income taxes	74,990	75,617	150,715	174,376
Income taxes	27,005	28,145	54,623	64,682
Net income	47,985	47,472	96,092	109,694
Preferred stock dividends of subsidiaries	228	228	686	686
Net income attributable to Hawaiian Electric	47,757	47,244	95,406	109,008
Preferred stock dividends of Hawaiian Electric	270	270	810	810
Net income for common stock	$47,487	$46,974	$94,596	$108,198
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2017	2016	2017	2016
Net income for common stock	$47,487	$46,974	$94,596	$108,198
Other comprehensive income (loss), net of taxes:
Derivatives qualifying as cash flow hedges:
Effective portion of foreign currency hedge net unrealized gains arising during the period, net of taxes of nil, $205, nil and $368, respectively	—	321	—	578
Reclassification adjustment to net income, net of (taxes) benefits of nil, $(110), $289 and $(110), respectively	—	(173)	454	(173)
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $2,306, $2,110, $6,916 and $6,331, respectively	3,618	3,314	10,857	9,941
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $2,290, $2,109, $6,872 and $6,327, respectively	(3,596)	(3,311)	(10,790)	(9,934)
Other comprehensive income, net of taxes	22	151	521	412
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$47,509	$47,125	$95,117	$108,610
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	September 30, 2017	December 31, 2016
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$53,913	$53,153
Plant and equipment	6,778,254	6,605,732
Less accumulated depreciation	(2,460,429)	(2,369,282)
Construction in progress	307,492	211,742
Utility property, plant and equipment, net	4,679,230	4,501,345
Nonutility property, plant and equipment, less accumulated depreciation of $1,233 as of September 30, 2017 and $1,232 as of December 31, 2016	7,409	7,407
Total property, plant and equipment, net	4,686,639	4,508,752
Current assets
Cash and cash equivalents	9,987	74,286
Customer accounts receivable, net	133,135	123,688
Accrued unbilled revenues, net	109,707	91,693
Other accounts receivable, net	4,097	5,233
Fuel oil stock, at average cost	60,253	66,430
Materials and supplies, at average cost	55,959	53,679
Prepayments and other	29,871	23,100
Regulatory assets	72,773	66,032
Total current assets	475,782	504,141
Other long-term assets
Regulatory assets	864,191	891,419
Unamortized debt expense	661	208
Other	80,228	70,908
Total other long-term assets	945,080	962,535
Total assets	$6,107,501	$5,975,428
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 16,019,785 shares at September 30, 2017 and December 31, 2016)	$106,818	$106,818
Premium on capital stock	601,487	601,491
Retained earnings	1,120,571	1,091,800
Accumulated other comprehensive income (loss), net of taxes	199	(322)
Common stock equity	1,829,075	1,799,787
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,318,623	1,319,260
Total capitalization	3,181,991	3,153,340
Commitments and contingencies (Note 3)
Current liabilities
Short-term borrowings from non-affiliates	6,000	—
Accounts payable	124,240	117,814
Interest and preferred dividends payable	25,261	22,838
Taxes accrued	183,365	172,730
Regulatory liabilities	3,399	3,762
Other	59,611	55,221
Total current liabilities	401,876	372,365
Deferred credits and other liabilities
Deferred income taxes	767,611	733,659
Regulatory liabilities	462,817	406,931
Unamortized tax credits	88,827	88,961
Defined benefit pension and other postretirement benefit plans liability	581,713	599,726
Other	57,548	76,921
Total deferred credits and other liabilities	1,958,516	1,906,198
Contributions in aid of construction	565,118	543,525
Total capitalization and liabilities	$6,107,501	$5,975,428
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2016	16,020	$106,818	$601,491	$1,091,800	$(322)	$1,799,787
Net income for common stock	—	—	—	94,596	—	94,596
Other comprehensive income, net of taxes	—	—	—	—	521	521
Common stock dividends	—	—	—	(65,825)	—	(65,825)
Common stock issuance expenses	—	—	(4)	—	—	(4)
Balance, September 30, 2017	16,020	$106,818	$601,487	$1,120,571	$199	$1,829,075
Balance, December 31, 2015	15,805	$105,388	$578,930	$1,043,082	$925	$1,728,325
Net income for common stock	—	—	—	108,198	—	108,198
Other comprehensive income, net of taxes	—	—	—	—	412	412
Common stock dividends	—	—	—	(70,199)	—	(70,199)
Common stock issuance expenses	—	—	(9)	—	—	(9)
Balance, September 30, 2016	15,805	$105,388	$578,921	$1,081,081	$1,337	$1,766,727

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30
(in thousands)	2017	2016
Cash flows from operating activities
Net income	$96,092	$109,694
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	144,578	140,300
Other amortization	6,118	5,380
Deferred income taxes	29,537	55,648
Allowance for equity funds used during construction	(8,908)	(6,010)
Other	526	3,234
Changes in assets and liabilities
Increase in accounts receivable	(8,087)	(655)
Increase in accrued unbilled revenues	(18,014)	(10,658)
Decrease in fuel oil stock	6,177	6,736
Increase in materials and supplies	(2,280)	(2,927)
Decrease (increase) in regulatory assets	3,922	(2,251)
Decrease in accounts payable	(22,841)	(676)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	5,291	(9,595)
Increase in defined benefit pension and other postretirement benefit plans liability	453	360
Change in other assets and liabilities	(2,662)	(13,309)
Net cash provided by operating activities	229,902	275,271
Cash flows from investing activities
Capital expenditures	(278,004)	(250,704)
Contributions in aid of construction	40,603	23,568
Other	8,114	1,100
Net cash used in investing activities	(229,287)	(226,036)
Cash flows from financing activities
Common stock dividends	(65,825)	(70,199)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,496)	(1,496)
Proceeds from issuance of special purpose revenue bonds	265,000	—
Funds transferred for redemption of special purpose revenue bonds	(265,000)	—
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	6,000	21,000
Other	(3,593)	(12)
Net cash used in financing activities	(64,914)	(50,707)
Net decrease in cash and cash equivalents	(64,299)	(1,472)
Cash and cash equivalents, beginning of period	74,286	24,449
Cash and cash equivalents, end of period	$9,987	$22,977

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

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
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of September 30, 2017 and December 31, 2016, the results of their operations for the three and nine months ended September 30, 2017 and 2016 and their cash flows for the nine months ended September 30, 2017 and 2016. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
Recent accounting pronouncements.
Stock compensation.  In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions.
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
From January 1, 2017, HEI retrospectively applied the cashflow guidance for taxes paid (equivalent to the value of withheld shares for tax withholding purposes) and excess tax benefits. Excess tax benefits are classified along with other income tax cash flows as an operating activity and the cash payments made to taxing authorities on the employees’ behalf for withheld shares are classified as financing activities on the HEI unaudited condensed consolidated statements of cash flows for all periods that are presented.
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
As of September 30, 2017, the Company has identified its revenue streams from, and performance obligations related to, contracts with customers and has performed an analysis of these revenue streams for the impacts of Topic 606. The revenue

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

subject to Topic 606 is largely the Utilities’ electric sales revenue and the Utilities’ and ASB’s fee income. The Company and Hawaiian Electric do not expect a material impact on the timing or pattern of revenue recognition upon adoption of ASU No. 2014-09, but do expect to provide expanded disclosures around the amount, timing, nature and uncertainty of our revenues from contracts with customers. The Company plans to adopt ASU No. 2014-09 (and subsequently issued revenue-related ASUs) in the first quarter of 2018 using the modified retrospective approach.
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
Net periodic pension cost and net periodic postretirement benefit cost. In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost (NPPC) and net periodic postretirement benefit cost (NPBC) as defined in paragraphs 715-30-35-4 and 715-60-35-9 to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component is eligible for capitalization under GAAP, when applicable.
The Company plans to adopt ASU No. 2017-07 in the first quarter of 2018 and has not yet determined the impact of adoption. HEI and ASB do not capitalize pension and OPEB costs. The Utilities are seeking recovery of their defined benefit costs as reflected under the requirements of ASU No. 2017-07 (i.e., only the service cost components of NPPC and NPBC will be eligible for capitalization) in their rate cases.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The Hawaii Electric Light 2016 test year and the Hawaiian Electric consolidated 2014 and 2017 test year revenue requirements were based on their current accounting for retirement benefits, and reflect the capitalization of a portion of the total pension and OPEB costs and the amortization of the pension and OPEB regulatory assets or liabilities (based on the difference between total pension and OPEB costs and the pension and OPEB costs included in rates). In Hawaii Electric Light’s (2016 test year) and Hawaiian Electric’s (consolidated 2014 and 2017 test years) on-going rate cases, each utility proposed that for 2018 and until its next rate case, the non-service cost portion of the test year pension and OPEB costs that are estimated to be capitalized, be deferred and included in the pension and OPEB tracking mechanisms, and amortized beginning with the next rate case. Maui Electric proposed in its consolidated 2015 and 2018 test year rate case filing to adopt the accounting prescribed by ASU No. 2017-07.
The impact of adoption will largely be dependent on the PUC's decisions.
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
The Company plans to adopt ASU No. 2016-13 in the first quarter of 2020 and has not yet determined the impact of adoption.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

2 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended September 30, 2017
Revenues from external customers	$598,756	$74,289	$140	$673,185
Intersegment revenues (eliminations)	13	—	(13)	—
Revenues	$598,769	$74,289	$127	$673,185
Income (loss) before income taxes	$74,990	$26,764	$(6,615)	$95,139
Income taxes (benefit)	27,005	9,172	(1,582)	34,595
Net income (loss)	47,985	17,592	(5,033)	60,544
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	$47,487	$17,592	$(5,006)	$60,073
Nine months ended September 30, 2017
Revenues from external customers	$1,674,158	$222,474	$396	$1,897,028
Intersegment revenues (eliminations)	97	—	(97)	—
Revenues	$1,674,255	$222,474	$299	$1,897,028
Income (loss) before income taxes	$150,715	$75,720	$(20,088)	$206,347
Income taxes (benefit)	54,623	25,582	(8,202)	72,003
Net income (loss)	96,092	50,138	(11,886)	134,344
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	$94,596	$50,138	$(11,807)	$132,927
Total assets (at September 30, 2017)	$6,107,501	$6,618,907	$16,442	$12,742,850
Three months ended September 30, 2016
Revenues from external customers	$572,208	$73,708	$139	$646,055
Intersegment revenues (eliminations)	45	—	(45)	—
Revenues	$572,253	$73,708	$94	$646,055
Income before income taxes	$75,617	$22,727	$80,861	$179,205
Income taxes	28,145	7,623	15,824	51,592
Net income	47,472	15,104	65,037	127,613
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income for common stock	$46,974	$15,104	$65,064	$127,142
Nine months ended September 30, 2016
Revenues from external customers	$1,549,602	$213,297	$360	$1,763,259
Intersegment revenues (eliminations)	98	—	(98)	—
Revenues	$1,549,700	$213,297	$262	$1,763,259
Income before income taxes	$174,376	$62,545	$64,321	$301,242
Income taxes	64,682	21,483	10,038	96,203
Net income	109,694	41,062	54,283	205,039
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income for common stock	$108,198	$41,062	$54,362	$203,622
Total assets (at December 31, 2016)	$5,975,428	$6,421,357	$28,721	$12,425,506

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
Pending acquisition of Hamakua power plant. In September 2017, HEI formed new 100% owned subsidiaries--Pacific Current, LLC and its subsidiary Hamakua Holdings, LLC and its subsidiary, Hamakua Energy, LLC.  Hamakua Energy, LLC has agreed to acquire Hamakua Energy Partners, L.P.’s (HEP’s) 60-megawatt power plant from an affiliate of ArcLight Capital Partners, a Boston-based private equity firm focused on energy infrastructure investments. The plant sells power to Hawaii

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Electric Light under an existing power purchase agreement (PPA) that expires in 2030, the terms of which will remain the same upon completion of the acquisition. Closing of the transaction is expected later in 2017.
3 · Electric utility segment
Revenue taxes. The Utilities’ revenues include amounts for the recovery of various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. However, the Utilities’ revenue tax payments to the taxing authorities in the period are based on the prior year’s billed revenues (in the case of public service company taxes and PUC fees) or on the current year’s cash collections from electric sales (in the case of franchise taxes). The Utilities included in the third quarters of 2017 and 2016 and nine months ended September 30, 2017 and 2016 approximately $54 million, $51 million, $150 million and $138 million, respectively, of revenue taxes in “revenues” and in “taxes, other than income taxes” expense, in the unaudited condensed consolidated statements of income.
Unconsolidated variable interest entities.
HECO Capital Trust III.  HECO Capital Trust III (Trust III) was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to Hawaiian Electric, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by Hawaiian Electric in the principal amount of $31.5 million and issued by Hawaii Electric Light and Maui Electric each in the principal amount of $10 million, (iii) making distributions on these trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are currently redeemable at the issuer’s option without premium. The 2004 Debentures, together with the obligations of the Utilities under an expense agreement and Hawaiian Electric’s obligations under its trust guarantee and its guarantee of the obligations of Hawaii Electric Light and Maui Electric under their respective debentures, are the sole assets of Trust III. Taken together, Hawaiian Electric’s obligations under the Hawaiian Electric debentures, the Hawaiian Electric indenture, the subsidiary guarantees, the trust agreement, the expense agreement and trust guarantee provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of amounts due on the Trust Preferred Securities. Trust III has at all times been an unconsolidated subsidiary of Hawaiian Electric. Since Hawaiian Electric, as the holder of 100% of the trust common securities, does not absorb the majority of the variability of Trust III, Hawaiian Electric is not the primary beneficiary and does not consolidate Trust III in accordance with accounting rules on the consolidation of VIEs. Trust III’s balance sheets as of September 30, 2017 and December 31, 2016 each consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for the nine months ended September 30, 2017 consisted of $2.5 million of interest income received from the 2004 Debentures; $2.4 million of distributions to holders of the Trust Preferred Securities; and $75,000 of common dividends on the trust common securities to Hawaiian Electric. As long as the 2004 Trust Preferred Securities are outstanding, Hawaiian Electric is not entitled to receive any funds from Trust III other than pro-rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by Hawaiian Electric in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event any of the Utilities elect to defer payment of interest on any of their respective 2004 Debentures, then Hawaiian Electric will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.
Power purchase agreements.  As of September 30, 2017, the Utilities had five PPAs for firm capacity and other PPAs with independent power producers (IPPs) and Schedule Q providers (e.g., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which is currently required to be consolidated as VIEs.
Pursuant to the current accounting standards for VIEs, the Utilities are deemed to have variable interest in Kalaeloa Partners, L.P. (Kalaeloa), AES Hawaii, Inc. (AES Hawaii) and HEP by reason of the provisions of the PPAs that the Utilities have with the three IPPs. However, management has concluded that the Utilities are not the primary beneficiary of Kalaeloa, AES Hawaii or HEP because the Utilities do not have the power to direct the activities that most significantly impact the three IPPs’ economic performance nor the obligation to absorb their expected losses, if any, that could potentially be significant to the IPPs. Thus, the Utilities have not consolidated Kalaeloa, AES Hawaii or HEP in its unaudited condensed consolidated financial statements.
For the other IPPs, the Utilities have concluded that the consolidation of the IPPs was not required because either the Utilities do not have variable interests in the IPPs due to the absence of obligation in the PPAs for the Utilities to absorb any variability of the IPPs, or the IPPs were either a “business” or “governmental organization,” and thus excluded from the scope of accounting standards for VIEs. Two IPPs of as-available energy declined to provide the information necessary for Utilities to determine the applicability of accounting standards for VIEs. If information is ultimately received from the IPPs, a possible

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

outcome of future analyses of such information is the consolidation of one or both of such IPPs in the unaudited condensed consolidated financial statements. The consolidation of any significant IPP could have a material effect on the unaudited condensed consolidated financial statements, including the recognition of a significant amount of assets and liabilities and, if such a consolidated IPP were operating at a loss and had insufficient equity, the potential recognition of such losses. If the Utilities determine they are required to consolidate the financial statements of such an IPP and the consolidation has a material effect, the Utilities would retrospectively apply accounting standards for VIEs.
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
Power purchase agreements.  Purchases from all IPPs were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2017	2016	2017	2016
Kalaeloa	$48	$44	$136	$109
AES Hawaii	39	38	103	112
HPOWER	18	19	51	52
Puna Geothermal Venture	10	7	28	19
HEP	8	8	25	23
Other IPPs [1]	38	42	98	98
Total IPPs	$161	$158	$441	$413

[1]	Includes wind power, solar power, feed-in tariff projects and other PPAs.
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
Hawaiian Electric and Kalaeloa are in negotiations to address the PPA term that ended on May 23, 2016. The PPA automatically extends on a month-to-month basis as long as the parties are still negotiating in good faith, but would end 60 days after either party notifies the other in writing that negotiations have terminated. Hawaiian Electric and Kalaeloa have agreed that neither party will terminate the PPA prior to October 31, 2018.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

of the Settlement Agreement and resolved AES Hawaii's claims. Following the PUC's decision, the parties agreed to extend the stay of the arbitration proceeding, while settlement discussions continue.
Hu Honua Bioenergy, LLC. In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua Bioenergy, LLC (Hu Honua) for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Per the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction delays, failed to meet its obligations under the PPA and failed to provide adequate assurances that it could perform or had the financial means to perform. Hawaii Electric Light terminated the PPA on March 1, 2016. On November 30, 2016, Hu Honua filed a civil complaint in the United States District Court for the District of Hawaii that included claims purportedly arising out of the termination of Hu Honua’s PPA. On May 26, 2017, Hawaii Electric Light and Hu Honua entered into a settlement agreement that will settle all claims related to the termination of the original PPA. The settlement agreement was contingent on the PUC’s approval of an amended and restated PPA between Hawaii Electric Light and Hu Honua dated May 5, 2017. In July 2017, the PUC approved the amended and restated PPA. On August 25, 2017, the PUC’s approval was appealed by a third party. The appeal is still pending. Hu Honua is expected to be on-line by the end of 2018.
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
Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) Implementation Project. On August 11, 2016, the PUC approved the Utilities’ request to commence the ERP/EAM Implementation Project, subject to certain conditions, including a $77.6 million cap on cost recovery as well as a requirement that the Utilities pass onto customers a minimum of $244 million in savings associated with the system over its 12-year service life. The decision and order (D&O) approved the deferral of certain project costs and allowed the accrual of allowance for funds used during construction (AFUDC), but limited the AFUDC rate to 1.75%. Pursuant to the D&O and subsequent orders, in September 2017, the Utilities filed a bottom-up, low-level analysis of the project’s benefits and performance metrics and tracking mechanism for passing the project’s benefits on to customers. Monthly reports on the status and costs of the project continue to be filed.
The ERP/EAM Implementation Project is on schedule. The project is expected to go live by October 1, 2018. As of September 30, 2017, the Project incurred costs of $23.6 million of which $4.6 million were charged to other operation and maintenance (O&M) expense, $1.4 million relate to capital costs and $17.6 million are deferred costs.
Schofield Generating Station Project. In August 2012, the PUC approved a waiver from the competitive bidding framework to allow Hawaiian Electric to negotiate with the U.S. Army for the construction of a 50 MW utility owned and operated firm, renewable and dispatchable generation facility at Schofield Barracks. In September 2015, the PUC approved Hawaiian Electric’s application to expend $167 million for the project. In approving the project, the PUC placed a cost cap of $167 million for the project, stated 90% of the cap is allowed for cost recovery through cost recovery mechanisms other than base rates, and stated the $167 million cap will be adjusted downward due to any reduction in the cost of the engine contract due to a reduction in the foreign exchange rate. Hawaiian Electric was required to take all necessary steps to lock in the lowest possible exchange rate. On January 5, 2016, Hawaiian Electric executed window forward contracts, which lowered the cost of the engine contract by $9.7 million, resulting in a revised project cost cap of $157.3 million. Hawaiian Electric has received all of the major permits for the project, including a 35 year site lease from the U.S. Army. Construction of the facility began in October 2016, and the facility is expected to be placed in service in the second quarter of 2018. A request to recover the costs of the project and related operations and maintenance expense through the newly-established Major Project Interim Recovery (MPIR) adjustment mechanism is pending PUC approval. (See “Decoupling” section below for MPIR guidelines and capital cost recovery discussion.) Project costs incurred as of September 30, 2017 amounted to $105.7 million.
West Loch PV Project. In July 2016, Hawaiian Electric announced plans to build, own and operate a utility-owned, grid-tied 20-MW (ac) solar facility in conjunction with the Department of the Navy at a Navy/Air Force joint base. In June 2017, the PUC approved the expenditure of funds for the project, including Hawaiian Electric’s proposed project cost cap of $67 million and a performance guarantee to provide energy at 9.56 cents/KWH or less. Project costs incurred as of September 30, 2017 amounted to $0.7 million.
In approving the project, the PUC agreed that the project is eligible for recovery of costs offset by related net benefits under the newly-established MPIR adjustment mechanism. (See “Decoupling” section below for MPIR guidelines and capital

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

cost recovery discussion.) Hawaiian Electric provided supplemental materials in August 2017, as requested by the PUC, to support meeting the MPIR guidelines, accompanied by system performance guarantee and cost savings sharing mechanisms.
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
Hawaiian Electric has initiated a dispute resolution process to collect the unpaid amounts from Hawaiian Telcom as specified by the joint pole agreement. This dispute resolution process is stayed pending settlement negotiations. For Hawaii Electric Light, the agreement does not specify an alternative dispute resolution process, and thus a complaint for payment was filed with the Circuit Court in June 2016. This complaint is stayed pending settlement negotiations. Maui Electric has not yet commenced any legal action to recover the delinquent amounts. The Utilities and Hawaiian Telcom have entered into a non-binding memorandum of understanding to endeavor to negotiate agreements, subject to PUC approval, for purchase by the Utilities of Hawaiian Telcom’s interest in all the joint poles, with payment of the purchase price of such interest in the poles to be offset in part by the receivables owed by Hawaiian Telcom to the Utilities. As of September 30, 2017, total receivables under the joint pole agreement, including interest, from Hawaiian Telcom are $22.2 million ($14.9 million at Hawaiian Electric, $6.0 million at Hawaii Electric Light, and $1.3 million at Maui Electric). Management expects to prevail on these claims but has reserved for the accrued interest of $4.9 million on the receivables.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. Although Maui Electric never operated at the Site or owned the Site property, after discussions with the EPA and the Hawaii Department of Health (DOH), Maui Electric agreed to undertake additional investigations at the Site and an adjacent parcel that Molokai Electric Company had used for equipment storage (the Adjacent Parcel) to determine the extent of environmental contamination. A 2011 assessment by a Maui Electric contractor of the Adjacent Parcel identified environmental impacts, including elevated polychlorinated biphenyls (PCBs) in the subsurface soils. In cooperation with the DOH and EPA, Maui Electric is further investigating the Site and the Adjacent Parcel to determine the extent of impacts of PCBs, residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $3.1 million as of September 30, 2017, representing the probable and reasonably estimated cost to complete the additional investigation and estimated cleanup costs at the Site and the Adjacent Parcel; however, final costs of remediation will depend on the results of continued investigation.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
As of September 30, 2017, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $4.9 million. The reserve represents the probable and reasonably estimable cost to complete the onshore and offshore investigations and the remediation of PCB contamination in the offshore sediment. The final remediation costs will depend on the results of the onshore investigation and assessment of potential source control requirements, as well as the further investigation of contaminated sediment offshore from the Waiau Power Plant.
Asset retirement obligations.  The Utilities recorded Asset Retirement Obligations (AROs) related to removing retired generating units at Hawaiian Electric’s Honolulu and Waiau power plants and removing certain types of transformers. The transformer removal projects are on-going. The retired generating unit removal projects are expected to be completed by the end of 2017, and the related AROs have been reassessed. Hawaiian Electric has determined that the AROs for the retired generating units should be minimal, and thus $24.4 million of the remaining AROs related to those projects were reversed in the third quarter of 2017 to reflect the revision in estimated cash flows (with no impact on the Utilities’ net income). The ARO balances as of September 30, 2017 and 2016, amounted to $0.7 million and $26.2 million, respectively.
Regulatory proceedings
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
2015 decoupling order. On March 31, 2015, the PUC issued an Order (the 2015 Decoupling Order) that modified the RAM portion of the decoupling mechanism to be capped at the lesser of the RAM revenue adjustment as then determined (based on an inflationary adjustment for certain O&M expenses and return on investment for certain rate base changes) and a RAM revenue adjustment calculated based on the cumulative annual compounded increase in Gross Domestic Product Price Index applied to annualized target revenues (the RAM Cap). The 2015 Decoupling Order provided a specific basis for calculating the target revenues until the next rate case, at which time the target revenues will reset upon the issuance of an interim or final D&O in a rate case. The triennial rate case cycle required under the decoupling mechanism continues to serve as the maximum period between the filing of general rate cases.
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
In May 2017, the Utilities filed their proposed initial tariffs to implement conventional stand-alone performance incentive mechanisms, namely for:

•
Service Reliability Performance measured by System Average Interruption Duration and Frequency Indexes (penalties only). Target performance is based on each utility’s historical 10-year average performance with a deadband of one

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

standard deviation. The maximum penalty for each performance index is 20 basis points applied to the common equity share of each respective utility’s rate base (or approximately $6 million penalty for both in total for the three utilities).

•
Call Center Performance measured by the percentage of calls answered within 30 seconds. Target performance is based on the annual average performance for each utility for the most recent 8 quarters with a deadband of 3% above and below the target. The maximum penalty or incentive is 8 basis points applied to the common equity share of each respective utility’s rate base (or approximately $1.2 million penalty or incentive in total for the three utilities).

The 2017 Decoupling Order also established guidelines for MPIR. Projects eligible for recovery through the MPIR adjustment mechanism are major projects (i.e., projects with capital expenditures net of customer contributions in excess of $2.5 million), including but not restricted to renewable energy, energy efficiency, utility scale generation, grid modernization and smaller qualifying projects grouped into programs for review. The MPIR adjustment mechanism provides the opportunity to recover revenues for net costs of approved eligible projects placed in service between general rate cases wherein cost recovery is limited by a revenue cap and is not provided by other effective recovery mechanisms. The request for PUC approval must include a business case and all costs that are allowed to be recovered through the MPIR adjustment mechanism shall be offset by any related benefits. The guidelines provide for accrual of revenues approved for recovery upon in-service date to be collected from customers through the annual RBA tariff. Capital projects which are not recovered through the MPIR would be included in the RAM and be subject to the RAM cap, until the next rate case when the utilities would request recovery in base rates.
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
Annual decoupling filings. On March 31, 2017, the Utilities submitted to the PUC, their annual decoupling filings. Maui Electric amended its annual decoupling filing on May 22, 2017, to update and revise certain cost information. On May 31, 2017, the PUC approved the annual decoupling filings for tariffed rates that will be effective from June 1, 2017 through May 31, 2018. The net annual incremental amounts to be collected (refunded) are as follows:

($ in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
2017 Annual incremental RAM adjusted revenues	$12.7	$3.2	$1.6
Annual change in accrued earnings sharing credits	$—	$—	$—
Annual change in accrued RBA balance as of December 31, 2016 (and associated revenue taxes) (refunded)	$(2.4)	$(2.5)	$(0.2)
Net annual incremental amount to be collected under the tariffs	$10.3	$0.7	$1.4
Most recent rate proceedings.
Hawaiian Electric consolidated 2014 test year abbreviated and 2017 test year rate cases. On December 16, 2016, Hawaiian Electric filed an application with the PUC for a general rate increase of $106.4 million over revenues at current effective rates (for a 6.9% increase in revenues), based on a 2017 test year and an 8.28% rate of return (which incorporates a ROACE of 10.6% and a capital structure that includes a 57.4% common equity capitalization) on a $2.0 billion rate base. The requested increase is primarily to pay for operating costs and for system upgrades to increase reliability, improve customer service and integrate more renewable energy. In its application, Hawaiian Electric is also proposing implementation of performance based regulation (PBR) mechanisms related to its performance in the areas of customer service, reliability and communication relating to the private rooftop solar interconnection process. Hawaiian Electric proposed an expansion of the range of fuel usage efficiencies under which fuel costs would be fully passed through to customers, and an additional trigger that would allow a re-establishment of fuel usage efficiency targets under certain conditions.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
On June 28, 2017, the PUC issued an order designating the filing date of Hawaiian Electric’s completed rate case application to be May 31, 2017 (the date that supplemental pension-related information described above was filed) rather than December 16, 2016, (the date of the filing of the rate case application). On July 28, 2017, the PUC issued a procedural schedule that includes Hawaiian Electric and the Consumer Advocate submitting statements of probable entitlement on November 17, 2017, an interim D&O tentatively scheduled for December 15, 2017, and an evidentiary hearing in early March 2018.
Maui Electric consolidated 2015 test year abbreviated and 2018 test year rate cases. On June 9, 2017, Maui Electric filed a notice of intent with the PUC to file a general rate case application by December 30, 2017 for a 2018 test year. On August 4, 2017, the PUC issued an order consolidating the Maui Electric filings for the 2015 test year abbreviated rate case and the 2018 test year rate case. Similar to the PUC’s conclusion regarding Hawaiian Electric’s 2014 abbreviated rate case filing, the order also found and concluded that Maui Electric’s 2015 test year abbreviated rate case filing did not comply with the Mandatory Triennial Rate Case Cycle requirement in the decoupling order that Maui Electric file an application for a general rate case every three years. The order further stated that the PUC is not initiating an investigation/enforcement proceeding against Maui Electric regarding its compliance with the decoupling order, and the transfer and consolidation of Maui Electric’s 2015 abbreviated rate case with the 2018 rate case is intended to ensure that ratepayers receive the attendant benefits of Maui Electric’s decision to voluntarily forgo a general rate increase in base rates for its mandated 2015 test year. The order stated that: “[T]he determination and disposition of any rates, accounts, adjustment mechanisms, and practices that would have been subject to review in the context of a 2015 test year rate case proceeding are subject to appropriate adjustment based on evidence and findings in the consolidated rate case proceeding.”
On October 12, 2017, Maui Electric filed its 2018 test year rate case application with the PUC for a general rate increase of $30.1 million over revenues at current effective rates (for a 9.3% increase in revenues) based on a 2018 test year and an 8.05% rate of return (which incorporates a ROACE of 10.6% and a capital structure that includes a 56.9% common equity capitalization) on a $473 million rate base. The requested rate increase is primarily to pay for operating costs, including system upgrades to increase reliability, integrate more renewable energy, and improve customer service. Further, Maui Electric requested that if a decision in a docket (filed in December 2016) seeking approval of new depreciation rates is rendered prior to new rates being established in the Maui Electric 2018 test year rate case, the new electric rates be based on the depreciation rates as a result of that docket. If the proposed depreciation rates are used to calculate Maui Electric’s 2018 test year revenue requirement, the requested revenue increase would be $46.6 million (14.3%) over revenues at current effective rates. Maui Electric filed an exhibit with information responding to the PUC’s consolidation order. Similar to Hawaiian Electric’s response, Maui Electric explained why its forgoing of a general rate increase in the 2015 test year should not result in any further adjustments to Maui Electric’s revenue requirement in the 2018 test year.
Hawaii Electric Light 2016 test year rate case. On September 19, 2016, Hawaii Electric Light filed an application with the PUC for a general rate increase of $19.3 million over revenues at current effective rates (for a 6.5% increase in revenues), based on an 8.44% rate of return (which incorporates a ROACE of 10.60%). The last rate increase in base rates for Hawaii Electric Light was in January 2011. The requested increase is to cover higher operating costs (including expanded vegetation management focusing on albizia tree removal and increased pension costs) and system upgrades to increase reliability, improve customer service and integrate more renewable energy. In its application, Hawaii Electric Light is also proposing implementation of PBR mechanisms similar to those proposed by Hawaiian Electric. In addition, Hawaii Electric Light proposed an equal sharing of fuel expenses outside the fuel usage efficiency target range.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

On July 11, 2017, Hawaii Electric Light and the Consumer Advocate filed a Stipulated Settlement Letter, which documented agreements reached with the Consumer Advocate on all of the issues in the proceeding, except for whether the stipulated ROACE should be reduced from 9.75% (by up to 25 basis points) based solely on the impact of decoupling, considering current circumstances and relevant precedents. On August 21, 2017, the PUC issued an order granting an interim rate increase of $9.9 million, based on the Stipulated Settlement and an ROACE of 9.5% and subject to refund, with interest, if it exceeds amounts allowed in a final order. The interim rate increase was implemented on August 31, 2017.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended September 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$429,267	84,334	85,198	—	(30)	$598,769
Expenses
Fuel oil	103,959	15,754	26,545	—	—	146,258
Purchased power	123,893	21,332	15,122	—	—	160,347
Other operation and maintenance	66,221	16,593	17,288	—	—	100,102
Depreciation	32,722	9,685	5,799	—	—	48,206
Taxes, other than income taxes	40,824	7,928	8,028	—	—	56,780
Total expenses	367,619	71,292	72,782	—	—	511,693
Operating income	61,648	13,042	12,416	—	(30)	87,076
Allowance for equity funds used during construction	3,108	167	207	—	—	3,482
Equity in earnings of subsidiaries	12,767	—	—	—	(12,767)	—
Interest expense and other charges, net	(11,786)	(2,899)	(2,252)	—	30	(16,907)
Allowance for borrowed funds used during construction	1,173	72	94	—	—	1,339
Income before income taxes	66,910	10,382	10,465	—	(12,767)	74,990
Income taxes	19,153	3,815	4,037	—	—	27,005
Net income	47,757	6,567	6,428	—	(12,767)	47,985
Preferred stock dividends of subsidiaries	—	133	95	—	—	228
Net income attributable to Hawaiian Electric	47,757	6,434	6,333	—	(12,767)	47,757
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$47,487	6,434	6,333	—	(12,767)	$47,487
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended September 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$47,487	6,434	6,333	—	(12,767)	$47,487
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	3,618	476	404	—	(880)	3,618
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(3,596)	(476)	(404)	—	880	(3,596)
Other comprehensive income, net of taxes	22	—	—	—	—	22
Comprehensive income attributable to common shareholder	$47,509	6,434	6,333	—	(12,767)	$47,509

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
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
Condensed Consolidating Statement of Comprehensive Income
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Nine months ended September 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,186,524	245,026	242,756	—	(51)	$1,674,255
Expenses
Fuel oil	301,774	47,486	82,527	—	—	431,787
Purchased power	340,498	63,403	36,637	—	—	440,538
Other operation and maintenance	204,460	49,667	52,589	—	—	306,716
Depreciation	98,167	29,056	17,355	—	—	144,578
Taxes, other than income taxes	113,483	23,080	23,012	—	—	159,575
Total expenses	1,058,382	212,692	212,120	—	—	1,483,194
Operating income	128,142	32,334	30,636	—	(51)	191,061
Allowance for equity funds used during construction	7,823	416	669	—	—	8,908
Equity in earnings of subsidiaries	29,306	—	—	—	(29,306)	—
Interest expense and other charges, net	(36,405)	(8,899)	(7,372)	—	51	(52,625)
Allowance for borrowed funds used during construction	2,910	172	289	—	—	3,371
Income before income taxes	131,776	24,023	24,222	—	(29,306)	150,715
Income taxes	36,370	8,973	9,280	—	—	54,623
Net income	95,406	15,050	14,942	—	(29,306)	96,092
Preferred stock dividends of subsidiaries	—	400	286	—	—	686
Net income attributable to Hawaiian Electric	95,406	14,650	14,656	—	(29,306)	95,406
Preferred stock dividends of Hawaiian Electric	810	—	—	—	—	810
Net income for common stock	$94,596	14,650	14,656	—	(29,306)	$94,596

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Nine months ended September 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$94,596	14,650	14,656	—	(29,306)	$94,596
Other comprehensive income (loss), net of taxes:
Derivatives qualifying as cash flow hedges:
Reclassification adjustment to net income, net of tax benefits	454	—	—	—	—	454
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	10,857	1,428	1,214	—	(2,642)	10,857
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(10,790)	(1,427)	(1,214)	—	2,641	(10,790)
Other comprehensive income, net of taxes	521	1	—	—	(1)	521
Comprehensive income attributable to common shareholder	$95,117	14,651	14,656	—	(29,307)	$95,117

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
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
Condensed Consolidating Statement of Comprehensive Income
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
September 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$44,706	6,191	3,016	—	—	$53,913
Plant and equipment	4,368,428	1,278,884	1,130,942	—	—	6,778,254
Less accumulated depreciation	(1,441,963)	(524,759)	(493,707)	—	—	(2,460,429)
Construction in progress	262,098	16,459	28,935	—	—	307,492
Utility property, plant and equipment, net	3,233,269	776,775	669,186	—	—	4,679,230
Nonutility property, plant and equipment, less accumulated depreciation	5,762	115	1,532	—	—	7,409
Total property, plant and equipment, net	3,239,031	776,890	670,718	—	—	4,686,639
Investment in wholly owned subsidiaries, at equity	559,671	—	—	—	(559,671)	—
Current assets
Cash and cash equivalents	3,454	4,714	1,718	101	—	9,987
Advances to affiliates	—	6,600	4,000	—	(10,600)	—
Customer accounts receivable, net	92,961	20,830	19,344	—	—	133,135
Accrued unbilled revenues, net	80,644	15,145	13,918	—	—	109,707
Other accounts receivable, net	7,402	2,797	1,244	—	(7,346)	4,097
Fuel oil stock, at average cost	40,460	8,034	11,759	—	—	60,253
Materials and supplies, at average cost	28,865	8,960	18,134	—	—	55,959
Prepayments and other	22,197	4,183	3,647	—	(156)	29,871
Regulatory assets	63,608	4,341	4,824	—	—	72,773
Total current assets	339,591	75,604	78,588	101	(18,102)	475,782
Other long-term assets
Regulatory assets	639,689	118,655	105,847	—	—	864,191
Unamortized debt expense	472	83	106	—	—	661
Other	50,424	14,981	14,823	—	—	80,228
Total other long-term assets	690,585	133,719	120,776	—	—	945,080
Total assets	$4,828,878	986,213	870,082	101	(577,773)	$6,107,501
Capitalization and liabilities
Capitalization
Common stock equity	$1,829,075	294,319	265,251	101	(559,671)	$1,829,075
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	915,097	213,658	189,868	—	—	1,318,623
Total capitalization	2,766,465	514,977	460,119	101	(559,671)	3,181,991
Current liabilities
Short-term borrowings from non-affiliates	6,000	—	—	—	—	6,000
Short-term borrowings from affiliate	10,600	—	—	—	(10,600)	—
Accounts payable	94,618	15,291	14,331	—	—	124,240
Interest and preferred dividends payable	17,870	3,973	3,429	—	(11)	25,261
Taxes accrued	134,935	27,571	25,919	—	(5,060)	183,365
Regulatory liabilities	576	1,029	1,794	—	—	3,399
Other	45,662	8,173	13,111	—	(7,335)	59,611
Total current liabilities	310,261	56,037	58,584	—	(23,006)	401,876
Deferred credits and other liabilities
Deferred income taxes	540,857	113,277	108,573	—	4,904	767,611
Regulatory liabilities	328,530	100,973	33,314	—	—	462,817
Unamortized tax credits	57,577	16,048	15,202	—	—	88,827
Defined benefit pension and other postretirement benefit plans liability	431,191	72,366	78,156	—	—	581,713
Other	27,097	14,383	16,068	—	—	57,548
Total deferred credits and other liabilities	1,385,252	317,047	251,313	—	4,904	1,958,516
Contributions in aid of construction	366,900	98,152	100,066	—	—	565,118
Total capitalization and liabilities	$4,828,878	986,213	870,082	101	(577,773)	$6,107,501

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Nine months ended September 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2016	$1,799,787	291,291	259,554	101	(550,946)	$1,799,787
Net income for common stock	94,596	14,650	14,656	—	(29,306)	94,596
Other comprehensive income, net of taxes	521	1	—	—	(1)	521
Common stock dividends	(65,825)	(11,622)	(8,959)	—	20,581	(65,825)
Common stock issuance expenses	(4)	(1)	—	—	1	(4)
Balance, September 30, 2017	$1,829,075	294,319	265,251	101	(559,671)	$1,829,075

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Nine months ended September 30, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2015	$1,728,325	292,702	263,725	101	(556,528)	$1,728,325
Net income for common stock	108,198	16,486	17,055	—	(33,541)	108,198
Other comprehensive income (loss), net of taxes	412	(1)	(4)	—	5	412
Common stock dividends	(70,199)	(9,906)	(9,795)	—	19,701	(70,199)
Common stock issuance expenses	(9)	(5)	—	—	5	(9)
Balance, September 30, 2016	$1,766,727	299,276	270,981	101	(570,358)	$1,766,727

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$95,406	15,050	14,942	—	(29,306)	$96,092
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(29,381)	—	—	—	29,306	(75)
Common stock dividends received from subsidiaries	20,656	—	—	—	(20,581)	75
Depreciation of property, plant and equipment	98,167	29,056	17,355	—	—	144,578
Other amortization	2,168	1,718	2,232	—	—	6,118
Deferred income taxes	12,166	5,237	7,493	—	4,641	29,537
Allowance for equity funds used during construction	(7,823)	(416)	(669)	—	—	(8,908)
Other	216	566	(256)	—	—	526
Changes in assets and liabilities:
Increase in accounts receivable	(6,114)	(1,127)	(1,912)	—	1,066	(8,087)
Increase in accrued unbilled revenues	(14,823)	(1,581)	(1,610)	—	—	(18,014)
Decrease (increase) in fuel oil stock	6,779	195	(797)	—	—	6,177
Decrease (increase) in materials and supplies	1,063	(1,580)	(1,763)	—	—	(2,280)
Decrease (increase) in regulatory assets	9,471	(2,935)	(2,614)	—	—	3,922
Increase (decrease) in accounts payable	(22,224)	(2,955)	2,338	—	—	(22,841)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	10,920	(758)	210	—	(5,081)	5,291
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	532	39	(118)	—	—	453
Change in other assets and liabilities	(2,709)	1,059	54	—	(1,066)	(2,662)
Net cash provided by operating activities	174,470	41,568	34,885	—	(21,021)	229,902
Cash flows from investing activities
Capital expenditures	(207,493)	(36,405)	(34,106)	—	—	(278,004)
Contributions in aid of construction	34,787	3,460	2,356	—	—	40,603
Other	6,089	871	714	—	440	8,114
Advances from affiliates	—	(3,100)	6,000	—	(2,900)	—
Net cash used in investing activities	(166,617)	(35,174)	(25,036)	—	(2,460)	(229,287)
Cash flows from financing activities
Common stock dividends	(65,825)	(11,622)	(8,959)	—	20,581	(65,825)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Proceeds from issuance of special purpose revenue bonds	162,000	28,000	75,000	—		265,000
Funds transferred for redemption of special purpose revenue bonds	(162,000)	(28,000)	(75,000)	—	—	(265,000)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	3,100	—	—	—	2,900	6,000
Other	(2,252)	(407)	(934)	—	—	(3,593)
Net cash used in financing activities	(65,787)	(12,429)	(10,179)	—	23,481	(64,914)
Net decrease in cash and cash equivalents	(57,934)	(6,035)	(330)	—	—	(64,299)
Cash and cash equivalents, beginning of period	61,388	10,749	2,048	101	—	74,286
Cash and cash equivalents, end of period	$3,454	4,714	1,718	101	—	$9,987

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$109,008	16,886	17,341	—	(33,541)	$109,694
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(33,616)	—	—	—	33,541	(75)
Common stock dividends received from subsidiaries	19,776	—	—	—	(19,701)	75
Depreciation of property, plant and equipment	94,564	28,347	17,389	—	—	140,300
Other amortization	2,462	1,366	1,552	—	—	5,380
Deferred income taxes	41,005	4,529	10,085	—	29	55,648
Allowance for equity funds used during construction	(4,771)	(571)	(668)	—	—	(6,010)
Other	2,925	162	147	—	—	3,234
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	328	(2,716)	(1,313)	—	3,046	(655)
Increase in accrued unbilled revenues	(9,673)	(373)	(612)	—	—	(10,658)
Decrease in fuel oil stock	4,157	1,425	1,154	—	—	6,736
Decrease (increase) in materials and supplies	(1,755)	(1,559)	387	—	—	(2,927)
Decrease (increase) in regulatory assets	(2,474)	(150)	373	—	—	(2,251)
Increase (decrease) in accounts payable	(2,628)	143	1,809	—	—	(676)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(7,324)	2,230	(4,472)	—	(29)	(9,595)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	449	40	(129)	—	—	360
Change in other assets and liabilities	(10,548)	2,856	(2,571)	—	(3,046)	(13,309)
Net cash provided by operating activities	201,885	52,615	40,472	—	(19,701)	275,271
Cash flows from investing activities
Capital expenditures	(188,415)	(37,835)	(24,454)	—	—	(250,704)
Contributions in aid of construction	18,181	2,691	2,696	—	—	23,568
Other	901	169	30	—	—	1,100
Advances from affiliates	—	(3,000)	(8,000)	—	11,000	—
Net cash used in investing activities	(169,333)	(37,975)	(29,728)	—	11,000	(226,036)
Cash flows from financing activities
Common stock dividends	(70,199)	(9,906)	(9,795)	—	19,701	(70,199)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	32,000	—	—	—	(11,000)	21,000
Other	(3)	(8)	(1)	—	—	(12)
Net cash used in financing activities	(39,012)	(10,314)	(10,082)	—	8,701	(50,707)
Net increase (decrease) in cash and cash equivalents	(6,460)	4,326	662	—	—	(1,472)
Cash and cash equivalents, beginning of period	16,281	2,682	5,385	101	—	24,449
Cash and cash equivalents, end of period	$9,821	7,008	6,047	101	—	$22,977

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

4 · Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income Data

	Three months ended September 30		Nine months ended September 30
(in thousands)	2017	2016	2017	2016
Interest and dividend income
Interest and fees on loans	$52,210	$50,444	$155,269	$148,571
Interest and dividends on investment securities	6,850	4,759	20,593	14,219
Total interest and dividend income	59,060	55,203	175,862	162,790
Interest expense
Interest on deposit liabilities	2,444	1,871	6,858	5,154
Interest on other borrowings	470	1,464	2,110	4,416
Total interest expense	2,914	3,335	8,968	9,570
Net interest income	56,146	51,868	166,894	153,220
Provision for loan losses	490	5,747	7,231	15,266
Net interest income after provision for loan losses	55,656	46,121	159,663	137,954
Noninterest income
Fees from other financial services	5,635	5,599	17,055	16,799
Fee income on deposit liabilities	5,533	5,627	16,526	16,045
Fee income on other financial products	1,904	2,151	5,741	6,563
Bank-owned life insurance	1,257	1,616	4,165	3,620
Mortgage banking income	520	2,347	1,896	5,096
Gains on sale of investment securities, net	—	—	—	598
Other income, net	380	1,165	1,229	1,786
Total noninterest income	15,229	18,505	46,612	50,507
Noninterest expense
Compensation and employee benefits	23,724	22,844	71,703	67,197
Occupancy	4,284	3,991	12,623	12,244
Data processing	3,262	3,150	9,749	9,599
Services	2,863	2,427	7,989	8,093
Equipment	1,814	1,759	5,333	5,193
Office supplies, printing and postage	1,444	1,483	4,506	4,431
Marketing	934	747	2,290	2,507
FDIC insurance	746	907	2,296	2,704
Other expense	5,050	4,591	14,066	13,948
Total noninterest expense	44,121	41,899	130,555	125,916
Income before income taxes	26,764	22,727	75,720	62,545
Income taxes	9,172	7,623	25,582	21,483
Net income	$17,592	$15,104	$50,138	$41,062

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

American Savings Bank, F.S.B.
Statements of Comprehensive Income Data

	Three months ended September 30		Nine months ended September 30
(in thousands)	2017	2016	2017	2016
Net income	$17,592	$15,104	$50,138	$41,062
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of (taxes) benefits of $(137), $1,417, $(1,619) and $(5,413), respectively	208	(2,147)	2,452	8,197
Reclassification adjustment for net realized gains included in net income, net of taxes of nil, nil, nil and $238, respectively	—	—	—	(360)
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $138, $144, $675 and $421, respectively	209	219	1,023	638
Other comprehensive income (loss), net of taxes	417	(1,928)	3,475	8,475
Comprehensive income	$18,009	$13,176	$53,613	$49,537

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	September 30, 2017		December 31, 2016
Assets
Cash and due from banks		$120,492		$137,083
Interest-bearing deposits		69,223		52,128
Restricted cash		—		1,764
Available-for-sale investment securities, at fair value		1,320,110		1,105,182
Stock in Federal Home Loan Bank, at cost		9,706		11,218
Loans receivable held for investment		4,676,281		4,738,693
Allowance for loan losses		(53,047)		(55,533)
Net loans		4,623,234		4,683,160
Loans held for sale, at lower of cost or fair value		15,728		18,817
Other		378,224		329,815
Goodwill		82,190		82,190
Total assets		$6,618,907		$6,421,357

Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$1,710,698		$1,639,051
Deposit liabilities—interest-bearing		4,041,628		3,909,878
Other borrowings		153,552		192,618
Other		107,558		101,635
Total liabilities		6,013,436		5,843,182
Commitments and contingencies
Common stock		1		1
Additional paid in capital		344,512		342,704
Retained earnings		279,956		257,943
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(5,479)		$(7,931)
Retirement benefit plans	(13,519)	(18,998)	(14,542)	(22,473)
Total shareholder’s equity		605,471		578,175
Total liabilities and shareholder’s equity		$6,618,907		$6,421,357

Other assets
Bank-owned life insurance		$147,391		$143,197
Premises and equipment, net		123,326		90,570
Prepaid expenses		5,356		3,348
Accrued interest receivable		17,488		16,824
Mortgage-servicing rights		9,070		9,373
Low-income housing equity investments		54,515		47,081
Real estate acquired in settlement of loans, net		1,183		1,189
Other		19,895		18,233
		$378,224		$329,815
Other liabilities
Accrued expenses		$41,698		$36,754
Federal and state income taxes payable		6,829		4,728
Cashier’s checks		27,448		24,156
Advance payments by borrowers		4,867		10,335
Other		26,716		25,662
		$107,558		$101,635

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of $104 million and $50 million, respectively, as of September 30, 2017 and $93 million and $100 million, respectively, as of December 31, 2016.
Available-for-sale investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
September 30, 2017
Available-for-sale
U.S. Treasury and federal agency obligations	$182,535	$882	$(1,299)	$182,118	15	$91,203	$(1,064)	2	$13,072	$(235)
Mortgage-related securities- FNMA, FHLMC and GNMA	1,131,245	2,127	(10,807)	1,122,565	84	686,186	(7,709)	29	138,051	(3,098)
Mortgage revenue bond	15,427	—	—	15,427	—	—	—	—	—	—
	$1,329,207	$3,009	$(12,106)	$1,320,110	99	$777,389	$(8,773)	31	$151,123	$(3,333)
December 31, 2016
Available-for-sale
U.S. Treasury and federal agency obligations	$193,515	$920	$(2,154)	$192,281	18	$123,475	$(2,010)	1	$3,485	$(144)
Mortgage-related securities- FNMA, FHLMC and GNMA	909,408	1,742	(13,676)	897,474	88	709,655	(12,143)	13	47,485	(1,533)
Mortgage revenue bond	15,427	—	—	15,427	—	—	—	—	—	—
	$1,118,350	$2,662	$(15,830)	$1,105,182	106	$833,130	$(14,153)	14	$50,970	$(1,677)
ASB does not believe that the investment securities that were in an unrealized loss position at September 30, 2017, represent an other-than-temporary impairment (OTTI). Total gross unrealized losses were primarily attributable to rising interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities. The contractual cash flows of the U.S. Treasury, federal agency obligations and mortgage-related securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB did not recognize OTTI for the quarters and nine month periods ended September 30, 2017 and 2016.
U.S. Treasury, federal agency obligations, and the mortgage revenue bond have contractual terms to maturity. Mortgage-related securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.
The contractual maturities of available-for-sale investment securities were as follows:

September 30, 2017	Amortized cost	Fair value
(in thousands)
Due in one year or less	$9,998	$9,999
Due after one year through five years	77,138	77,331
Due after five years through ten years	81,464	81,170
Due after ten years	29,362	29,045
	197,962	197,545
Mortgage-related securities-FNMA, FHLMC and GNMA	1,131,245	1,122,565
Total available-for-sale securities	$1,329,207	$1,320,110

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Proceeds from the sale of available-for-sale securities were nil for both the three month periods ended September 30, 2017 and 2016 and nil and $16.4 million for the nine months ended September 30, 2017 and 2016, respectively. Gross realized gains were nil for both the three month periods ended September 30, 2017 and 2016, and nil and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively. Gross realized losses were nil or not material for all periods presented.
Loans receivable. The components of loans receivable were summarized as follows:

	September 30, 2017	December 31, 2016
(in thousands)
Real estate:
Residential 1-4 family	$2,066,023	$2,048,051
Commercial real estate	745,583	800,395
Home equity line of credit	905,249	863,163
Residential land	18,611	18,889
Commercial construction	128,407	126,768
Residential construction	13,031	16,080
Total real estate	3,876,904	3,873,346
Commercial	589,669	692,051
Consumer	211,571	178,222
Total loans	4,678,144	4,743,619
Less: Deferred fees and discounts	(1,863)	(4,926)
Allowance for loan losses	(53,047)	(55,533)
Total loans, net	$4,623,234	$4,683,160
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Allowance for loan losses.  The allowance for loan losses (balances and changes) and financing receivables were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Unallo-cated	Total
Three months ended September 30, 2017
Allowance for loan losses:
Beginning balance	$3,130	$18,840	$5,527	$1,264	$4,706	$9	$14,552	$8,328	$—	$56,356
Charge-offs	(522)	—	—	—	—	—	(1,215)	(3,160)	—	(4,897)
Recoveries	33	—	164	259	—	—	326	316	—	1,098
Provision	347	(2,800)	(36)	(141)	370	2	(595)	3,343	—	490
Ending balance	$2,988	$16,040	$5,655	$1,382	$5,076	$11	$13,068	$8,827	$—	$53,047
Three months ended September 30, 2016
Allowance for loan losses:
Beginning balance	$4,384	$13,561	$7,836	$1,689	$6,993	$12	$17,085	$3,771	$—	$55,331
Charge-offs	(373)	—	(108)	—	—	—	(833)	(1,879)	—	(3,193)
Recoveries	92	—	15	187	—	—	347	211	—	852
Provision	154	1,289	(248)	23	179	(2)	2,457	1,895	—	5,747
Ending balance	$4,257	$14,850	$7,495	$1,899	$7,172	$10	$19,056	$3,998	$—	$58,737
Nine months ended September 30, 2017
Allowance for loan losses:
Beginning balance	$2,873	$16,004	$5,039	$1,738	$6,449	$12	$16,618	$6,800	$—	$55,533
Charge-offs	(528)	—	(14)	(92)	—	—	(3,477)	(8,360)	—	(12,471)
Recoveries	91	—	294	477	—	—	922	970	—	2,754
Provision	552	36	336	(741)	(1,373)	(1)	(995)	9,417	—	7,231
Ending balance	$2,988	$16,040	$5,655	$1,382	$5,076	$11	$13,068	$8,827	$—	$53,047
September 30, 2017
Ending balance: individually evaluated for impairment	$1,317	$72	$409	$373	$—	$—	$667	$30		$2,868
Ending balance: collectively evaluated for impairment	$1,671	$15,968	$5,246	$1,009	$5,076	$11	$12,401	$8,797	$—	$50,179
Financing Receivables:
Ending balance	$2,066,023	$745,583	$905,249	$18,611	$128,407	$13,031	$589,669	$211,571		$4,678,144
Ending balance: individually evaluated for impairment	$19,757	$1,281	$7,078	$2,385	$—	$—	$5,486	$67		$36,054
Ending balance: collectively evaluated for impairment	$2,046,266	$744,302	$898,171	$16,226	$128,407	$13,031	$584,183	$211,504		$4,642,090
Nine months ended September 30, 2016
Allowance for loan losses:
Beginning balance	$4,186	$11,342	$7,260	$1,671	$4,461	$13	$17,208	$3,897	$—	$50,038
Charge-offs	(433)	—	(108)	—	—	—	(3,138)	(4,977)	—	(8,656)
Recoveries	144	—	46	306	—	—	907	686	—	2,089
Provision	360	3,508	297	(78)	2,711	(3)	4,079	4,392	—	15,266
Ending balance	$4,257	$14,850	$7,495	$1,899	$7,172	$10	$19,056	$3,998	$—	$58,737
December 31, 2016
Ending balance: individually evaluated for impairment	$1,352	$80	$215	$789	$—	$—	$1,641	$6		$4,083
Ending balance: collectively evaluated for impairment	$1,521	$15,924	$4,824	$949	$6,449	$12	$14,977	$6,794	$—	$51,450
Financing Receivables:
Ending balance	$2,048,051	$800,395	$863,163	$18,889	$126,768	$16,080	$692,051	$178,222		$4,743,619
Ending balance: individually evaluated for impairment	$19,854	$1,569	$6,158	$3,629	$—	$—	$20,539	$10		$51,759
Ending balance: collectively evaluated for impairment	$2,028,197	$798,826	$857,005	$15,260	$126,768	$16,080	$671,512	$178,212		$4,691,860

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
The credit risk profile by internally assigned grade for loans was as follows:

	September 30, 2017			December 31, 2016
(in thousands)	Commercial real estate	Commercial construction	Commercial	Commercial real estate	Commercial construction	Commercial
Grade:
Pass	$647,599	$103,892	$539,336	$701,657	$102,955	$614,139
Special mention	44,088	22,500	25,053	65,541	—	25,229
Substandard	53,896	2,015	23,130	33,197	23,813	52,683
Doubtful	—	—	2,150	—	—	—
Loss	—	—	—	—	—	—
Total	$745,583	$128,407	$589,669	$800,395	$126,768	$692,051

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
September 30, 2017
Real estate:
Residential 1-4 family	$3,905	$1,513	$4,452	$9,870	$2,056,153	$2,066,023	$—
Commercial real estate	5,414	—	—	5,414	740,169	745,583	—
Home equity line of credit	1,936	177	1,367	3,480	901,769	905,249	—
Residential land	498	984	497	1,979	16,632	18,611	—
Commercial construction	—	—	—	—	128,407	128,407	—
Residential construction	—	—	—	—	13,031	13,031	—
Commercial	1,095	218	648	1,961	587,708	589,669	—
Consumer	2,508	1,465	1,178	5,151	206,420	211,571	—
Total loans	$15,356	$4,357	$8,142	$27,855	$4,650,289	$4,678,144	$—
December 31, 2016
Real estate:
Residential 1-4 family	$5,467	$2,338	$3,505	$11,310	$2,036,741	$2,048,051	$—
Commercial real estate	2,416	—	—	2,416	797,979	800,395	—
Home equity line of credit	1,263	381	1,342	2,986	860,177	863,163	—
Residential land	—	—	255	255	18,634	18,889	—
Commercial construction	—	—	—	—	126,768	126,768	—
Residential construction	—	—	—	—	16,080	16,080	—
Commercial	413	510	1,303	2,226	689,825	692,051	—
Consumer	1,945	1,001	963	3,909	174,313	178,222	—
Total loans	$11,504	$4,230	$7,368	$23,102	$4,720,517	$4,743,619	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The credit risk profile based on nonaccrual loans, accruing loans 90 days or more past due and TDR loans was as follows:

(in thousands)	September 30, 2017	December 31, 2016
Real estate:
Residential 1-4 family	$12,853	$11,154
Commercial real estate	—	223
Home equity line of credit	4,000	3,080
Residential land	1,022	878
Commercial construction	—	—
Residential construction	—	—
Commercial	3,691	6,708
Consumer	1,791	1,282
Total nonaccrual loans	$23,357	$23,325
Real estate:
Residential 1-4 family	$—	$—
Commercial real estate	—	—
Home equity line of credit	—	—
Residential land	—	—
Commercial construction	—	—
Residential construction	—	—
Commercial	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	$—	$—
Real estate:
Residential 1-4 family	$11,592	$14,450
Commercial real estate	1,281	1,346
Home equity line of credit	5,250	4,934
Residential land	1,555	2,751
Commercial construction	—	—
Residential construction	—	—
Commercial	2,052	14,146
Consumer	67	10
Total troubled debt restructured loans not included above	$21,797	$37,637

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

	September 30, 2017			Three months ended September 30, 2017		Nine months ended September 30, 2017
(in thousands)	Recorded investment	Unpaid principal balance	Related Allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$9,987	$10,541	$—	$9,650	$70	$9,503	$230
Commercial real estate	—	—	—	—	—	121	11
Home equity line of credit	1,565	1,889	—	1,918	32	2,108	97
Residential land	1,134	1,425	—	1,209	73	1,080	107
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	2,901	6,257	—	1,808	29	2,888	37
Consumer	—	—	—	—	—	—	—
	$15,587	$20,112	$—	$14,585	$204	$15,700	$482
With an allowance recorded
Real estate:
Residential 1-4 family	$9,770	$9,972	$1,317	$9,788	$97	$9,963	$333
Commercial real estate	1,281	1,281	72	1,284	13	1,292	41
Home equity line of credit	5,513	5,543	409	5,076	68	4,670	164
Residential land	1,251	1,251	373	1,251	12	1,620	73
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	2,585	2,595	667	2,482	225	4,104	694
Consumer	67	67	30	67	1	55	2
	$20,467	$20,709	$2,868	$19,948	$416	$21,704	$1,307
Total
Real estate:
Residential 1-4 family	$19,757	$20,513	$1,317	$19,438	$167	$19,466	$563
Commercial real estate	1,281	1,281	72	1,284	13	1,413	52
Home equity line of credit	7,078	7,432	409	6,994	100	6,778	261
Residential land	2,385	2,676	373	2,460	85	2,700	180
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	5,486	8,852	667	4,290	254	6,992	731
Consumer	67	67	30	67	1	55	2
	$36,054	$40,821	$2,868	$34,533	$620	$37,404	$1,789

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	December 31, 2016			Three months ended September 30, 2016		Nine months ended September 30, 2016
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$9,571	$10,400	$—	$10,069	$65	$10,378	$268
Commercial real estate	223	228	—	1,206	—	1,177	—
Home equity line of credit	1,500	1,900	—	1,220	6	1,035	15
Residential land	1,218	1,803	—	1,521	16	1,532	47
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	6,299	8,869	—	14,352	141	9,240	154
Consumer	—	—	—	10	—	3	—
	$18,811	$23,200	$—	$28,378	$228	$23,365	$484
With an allowance recorded
Real estate:
Residential 1-4 family	$10,283	$10,486	$1,352	$11,800	$119	$11,933	$356
Commercial real estate	1,346	1,346	80	2,444	—	1,939	—
Home equity line of credit	4,658	4,712	215	4,165	36	3,470	91
Residential land	2,411	2,411	789	2,915	44	3,090	165
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	14,240	14,240	1,641	11,433	65	15,075	275
Consumer	10	10	6	11	—	12	—
	$32,948	$33,205	$4,083	$32,768	$264	$35,519	$887
Total
Real estate:
Residential 1-4 family	$19,854	$20,886	$1,352	$21,869	$184	$22,311	$624
Commercial real estate	1,569	1,574	80	3,650	—	3,116	—
Home equity line of credit	6,158	6,612	215	5,385	42	4,505	106
Residential land	3,629	4,214	789	4,436	60	4,622	212
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	20,539	23,109	1,641	25,785	206	24,315	429
Consumer	10	10	6	21	—	15	—
	$51,759	$56,405	$4,083	$61,146	$492	$58,884	$1,371

*	Since loan was classified as impaired.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
Loan modifications that occurred during the third quarters and first nine months of 2017 and 2016 and the impact on the allowance for loan losses were as follows:

	Three months ended September 30, 2017				Nine months ended September 30, 2017
	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance
(dollars in thousands)		Pre-modification	Post-modification	(as of period end)		Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	2	$83	$83	$—	7	$955	$963	$45
Commercial real estate	—	—	—	—	—	—	—	—
Home equity line of credit	15	862	862	184	28	1,386	1,372	277
Residential land	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Commercial	1	330	330	38	2	672	672	38
Consumer	—	—	—	—	1	59	59	27
	18	$1,275	$1,275	$222	38	$3,072	$3,066	$387

	Three months ended September 30, 2016				Nine months ended September 30, 2016
	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance
(dollars in thousands)		Pre-modification	Post-modification	(as of period end)		Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	2	$251	$251	$46	11	$2,239	$2,351	$305
Commercial real estate	—	—	—	—	—	—	—	—
Home equity line of credit	12	1,268	1,268	237	30	2,705	2,705	492
Residential land	—	—	—	—	1	120	121	—
Commercial construction	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Commercial	6	3,462	3,462	53	14	20,119	20,119	723
Consumer	—	—	—	—	—	—	—	—
	20	$4,981	$4,981	$336	56	$25,183	$25,296	$1,520

[1]	The reported balances include loans that became TDR during the period, and were fully paid-off, charged-off, or sold prior to period end.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Loans modified in TDRs that experienced a payment default of 90 days or more during the third quarters and first nine months of 2017 and 2016, and for which the payment of default occurred within one year of the modification, were as follows:

	Three months ended September 30, 2017		Nine months ended September 30, 2017
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate:
Residential 1-4 family	—	$—	1	$222
Commercial real estate	—	—	—	—
Home equity line of credit	—	—	—	—
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
	—	$—	1	$222

	Three months ended September 30, 2016		Nine months ended September 30, 2016
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate:
Residential 1-4 family	1	$239	1	$239
Commercial real estate	—	—	—	—
Home equity line of credit	—	—	—	—
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	—	—	1	25
Consumer	—	—	—	—
	1	$239	2	$264
If loans modified in a TDR subsequently default, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled nil and $2.6 million at September 30, 2017 and December 31, 2016, respectively.
The Company had $4.9 million and $3.9 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at September 30, 2017 and December 31, 2016, respectively.
Mortgage servicing rights. In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $39.8 million and $70.0 million for the three months ended September 30, 2017 and 2016 and $119.7 million and $168.5 million for the nine months ended September 30, 2017 and 2016, respectively, and recognized gains on such sales of $0.5 million and $2.4 million for the three months ended September 30, 2017 and 2016 and $1.9 million and $5.1 million for the nine months ended September 30, 2017 and 2016, respectively.
There were no repurchased mortgage loans for the three and nine months ended September 30, 2017 and 2016. The repurchase reserve was $0.1 million as of September 30, 2017 and 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Mortgage servicing fees, a component of other income, net, were $0.8 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively and $2.3 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively.
Changes in the carrying value of mortgage servicing rights were as follows:

(in thousands)	Gross carrying amount[1]	Accumulated amortization[1]	Valuation allowance	Net carrying amount
September 30, 2017	$18,463	$(9,393)	$—	$9,070
December 31, 2016	17,271	(7,898)	—	9,373
1 Reflects the impact of loans paid in full.

Changes related to mortgage servicing rights were as follows:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2017	2016	2017	2016
Mortgage servicing rights
Beginning balance	$9,181	$9,016	$9,373	$8,884
Amount capitalized	394	824	1,192	1,944
Amortization	(505)	(649)	(1,495)	(1,637)
Other-than-temporary impairment	—	—	—	—
Carrying amount before valuation allowance	9,070	9,191	9,070	9,191
Valuation allowance for mortgage servicing rights
Beginning balance	—	—	—	—
Provision (recovery)	—	—	—	—
Other-than-temporary impairment	—	—	—	—
Ending balance	—	—	—	—
Net carrying value of mortgage servicing rights	$9,070	$9,191	$9,070	$9,191
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Key assumptions used in estimating the fair value of ASB’s mortgage servicing rights used in the impairment analysis were as follows:

(dollars in thousands)	September 30, 2017	December 31, 2016
Unpaid principal balance	$1,212,730	$1,188,380
Weighted average note rate	3.94%	3.96%
Weighted average discount rate	10.0%	9.4%
Weighted average prepayment speed	9.2%	8.5%
The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	September 30, 2017	December 31, 2016
Prepayment rate:
25 basis points adverse rate change	$(878)	$(567)
50 basis points adverse rate change	(1,847)	(1,154)
Discount rate:
25 basis points adverse rate change	(111)	(128)
50 basis points adverse rate change	(220)	(254)

The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.
Other borrowings.  Securities sold under agreements to repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the condensed consolidated balance sheets. ASB pledges investment securities as collateral for securities sold under agreements to repurchase. All such agreements are subject to master netting arrangements, which provide for a conditional right of set-off in case of default by either party; however, ASB presents securities sold under agreements to repurchase on a gross basis in the balance sheet. The following tables present information about the securities sold under agreements to repurchase, including the related collateral received from or pledged to counterparties:

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheet	Net amount of liabilities presented in the Balance Sheet
Repurchase agreements
September 30, 2017	$104	$—	$104
December 31, 2016	93	—	93

	Gross amount not offset in the Balance Sheet
(in millions)	Net amount of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral pledged
September 30, 2017
Financial institution	$—	$—	$—
Government entities	—	—	—
Commercial account holders	104	165	—
Total	$104	$165	$—
December 31, 2016
Financial institution	$—	$—	$—
Government entities	14	15	—
Commercial account holders	79	101	—
Total	$93	$116	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	September 30, 2017		December 31, 2016
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$385	$7	$25,883	$421
Forward commitments	500	(2)	30,813	(177)
ASB’s derivative financial instruments, their fair values and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	September 30, 2017		December 31, 2016
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$7	$—	$445	$24
Forward commitments	—	2	8	185
	$7	$2	$453	$209
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statement of Income	Three months ended September 30		Nine months ended September 30
(in thousands)		2017	2016	2017	2016
Interest rate lock commitments	Mortgage banking income	$(119)	$48	$(414)	$459
Forward commitments	Mortgage banking income	(90)	103	175	(134)
		$(209)	$151	$(239)	$325
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $18.6 million and $14.0 million at September 30, 2017 and December 31, 2016, respectively. These unfunded commitments

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. As of September 30, 2017, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.
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
5 · Credit agreements and long-term debt
Credit agreements. HEI and Hawaiian Electric each entered into a separate agreement with a syndicate of eight financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Facilities), effective July 3, 2017, to amend and restate their respective previously existing revolving unsecured credit agreements. The $150 million HEI Facility extended the term of the facility to June 30, 2022. The $200 million Hawaiian Electric Facility has an initial term that expires on June 29, 2018, but its term will extend to June 30, 2022 upon approval by the PUC during the initial term, which approval is currently being requested. As of September 30, 2017 and December 31, 2016, no amounts were outstanding under the Facilities or previously existing facilities.
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

Subsequent event - changes in debt.
October 2017 loan.  On October 6, 2017, HEI entered into a loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., which agreement includes substantially the same financial covenant and customary conditions as the loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd. and U.S. Bank, National Association that matured on the same date. On October 6, 2017, HEI drew a $125 million Eurodollar loan for a term of 364 days at resetting interest rates.  The initial Eurodollar Borrowing was for a one month interest period at an annualized interest rate of 1.99%. The proceeds from this loan were used to pay off the $125 million maturing loan.
6 · Shareholders’ equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI
Balance, December 31, 2016	$(7,931)	$(454)	$(24,744)	$(33,129)	$(454)	$132	$(322)
Current period other comprehensive income	2,452	454	1,003	3,909	454	67	521
Balance, September 30, 2017	$(5,479)	$—	$(23,741)	$(29,220)	$—	$199	$199
Balance, December 31, 2015	$(1,872)	$(54)	$(24,336)	$(26,262)	$—	$925	$925
Current period other comprehensive income	7,837	459	943	9,239	405	7	412
Balance, September 30, 2016	$5,965	$405	$(23,393)	$(17,023)	$405	$932	$1,337
Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI
	Three months ended September 30		Nine months ended September 30		Affected line item in the
(in thousands)	2017	2016	2017	2016	Statements of Income / Balance Sheets
HEI consolidated
Net realized gains on securities included in net income	$—	$—	$—	$(360)	Revenues-bank (net gains on sales of securities)
Derivatives qualifying as cash flow hedges:
Window forward contracts	—	(173)	454	(173)	Property, plant and equipment-electric utilities
Interest rate contracts (settled in 2011)	—	—	—	54	Interest expense
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	3,942	3,641	11,793	10,877	See Note 7 for additional details
Impact of D&Os of the PUC included in regulatory assets	(3,596)	(3,311)	(10,790)	(9,934)	See Note 7 for additional details
Total reclassifications	$346	$157	$1,457	$464
Hawaiian Electric consolidated
Derivatives qualifying as cash flow hedges:
Window forward contracts	$—	$(173)	$454	$(173)	Construction in progress
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	3,618	3,314	10,857	9,941	See Note 7 for additional details
Impact of D&Os of the PUC included in regulatory assets	(3,596)	(3,311)	(10,790)	(9,934)	See Note 7 for additional details
Total reclassifications	$22	$(170)	$521	$(166)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

7 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first nine months of 2017, the Company contributed $50 million ($49 million by the Utilities) to its pension and other postretirement benefit plans, compared to $49 million ($48 million by the Utilities) in the first nine months of 2016. The Company’s current estimate of contributions to its pension and other postretirement benefit plans in 2017 is $67 million ($66 million by the Utilities, $1 million by HEI and nil by ASB), compared to $65 million ($64 million by the Utilities, $1 million by HEI and nil by ASB) in 2016. In addition, the Company expects to pay directly $2 million ($1 million by the Utilities) of benefits in 2017, comparable to benefits paid directly in 2016.
The components of NPPC and NPBC for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended September 30				Nine months ended September 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
HEI consolidated
Service cost	$16,271	$15,126	$843	$831	$48,635	$45,430	$2,530	$2,499
Interest cost	20,304	20,396	2,363	2,417	60,881	61,154	7,089	7,254
Expected return on plan assets	(25,689)	(24,640)	(3,078)	(3,064)	(77,056)	(73,920)	(9,248)	(9,207)
Amortization of net prior service gain	(14)	(15)	(448)	(449)	(41)	(43)	(1,345)	(1,345)
Amortization of net actuarial loss	6,638	6,228	283	200	19,858	18,605	848	603
Net periodic pension/benefit cost	17,510	17,095	(37)	(65)	52,277	51,226	(126)	(196)
Impact of PUC D&Os	(4,534)	(4,653)	346	336	(14,557)	(13,464)	1,019	1,008
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$12,976	$12,442	$309	$271	$37,720	$37,762	$893	$812
Hawaiian Electric consolidated
Service cost	$15,764	$14,699	$839	$821	$47,294	$44,097	$2,515	$2,463
Interest cost	18,659	18,702	2,279	2,334	55,974	56,106	6,837	7,003
Expected return on plan assets	(23,973)	(22,908)	(3,037)	(3,023)	(71,919)	(68,725)	(9,110)	(9,072)
Amortization of net prior service loss (gain)	2	3	(451)	(451)	6	10	(1,353)	(1,353)
Amortization of net actuarial loss	6,098	5,674	275	198	18,294	17,020	826	595
Net periodic pension/benefit cost	16,550	16,170	(95)	(121)	49,649	48,508	(285)	(364)
Impact of PUC D&Os	(4,534)	(4,653)	346	336	(14,557)	(13,464)	1,019	1,008
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$12,016	$11,517	$251	$215	$35,092	$35,044	$734	$644
HEI consolidated recorded retirement benefits expense of $25 million ($22 million by the Utilities) and $26 million ($23 million by the Utilities) in the first nine months of 2017 and 2016, respectively, and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first nine months of 2017 and 2016, the Company’s expenses for its defined contribution pension plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $5.1 million and $4.1 million, respectively, and cash contributions were $5.0 million and $4.6 million, respectively. For the first nine months of 2017 and 2016, the Utilities’ expenses for its defined contribution pension plan under the HEIRSP were $1.4 million and $1.2 million, respectively, and cash contributions were $1.4 million and $1.2 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
As of September 30, 2017, approximately 3.3 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 0.4 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of September 30, 2017, there were 85,428 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2017	2016	2017	2016
HEI consolidated
Share-based compensation expense [1]	$1.1	$1.6	$4.4	$3.6
Income tax benefit	0.4	0.5	1.5	1.2
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.4	0.5	1.6	1.0
Income tax benefit	0.2	0.2	0.6	0.4

[1]	For the three months and nine months ended September 30, 2017 and 2016, the Company has not capitalized any share-based compensation.

Stock awards. No nonemployee director stock grants were awarded from January 1 to September 29, 2016. Nonemployee director awards totaling $0.2 million were paid in cash in July 2016. HEI granted HEI common stock to nonemployee directors of HEI, Hawaiian Electric and ASB under the 2011 Director Plan as follows:

	Three months ended September 30		Nine months ended September 30
($ in millions)	2017	2016	2017	2016
Shares granted	—	19,846	35,770	19,846
Fair value	$—	$0.6	$1.2	$0.6
Income tax benefit	—	0.2	0.5	0.2
The number of shares issued to nonemployee directors of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI Common Stock on the grant date.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended September 30				Nine months ended September 30
	2017		2016		2017		2016
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	206,483	$31.50	225,752	$29.59	220,683	$29.57	210,634	$28.82
Granted	—	—	766	30.65	97,873	33.47	95,048	29.91
Vested	(687)	24.48	(4,419)	27.26	(89,681)	28.84	(83,583)	27.88
Forfeited	—	—	(2,352)	29.69	(23,079)	31.50	(2,352)	29.69
Outstanding, end of period	205,796	$31.53	219,747	$29.64	205,796	$31.53	219,747	$29.64
Total weighted-average grant-date fair value of shares granted ($ millions)	$—		$—		$3.3		$2.8

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

For the first nine months of 2017 and 2016, total restricted stock units that vested and related dividends had a fair value of $3.4 million and $2.7 million, respectively, and the related tax benefits were $1.1 million and $0.9 million, respectively.
As of September 30, 2017, there was $4.8 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.6 years.
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
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended September 30				Nine months ended September 30
	2017		2016		2017		2016
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	33,770	$39.51	83,947	$22.95	83,106	$22.95	162,500	$27.66
Granted (target level)	—	—	—	—	37,204	39.51	—	—
Vested (issued or unissued and cancelled)	—	—	—	—	(83,106)	22.95	(78,553)	32.69
Forfeited	—	—	(175)	22.95	(3,434)	39.51	(175)	22.95
Outstanding, end of period	33,770	$39.51	83,772	$22.95	33,770	$39.51	83,772	$22.95
Total weighted-average grant-date fair value of shares granted ($ millions)	$—		$—		$1.5		$—

(1)	Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
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
For the nine months ended September 30, 2017, total vested LTIP awards linked to TSR and related dividends had a fair value of $1.9 million and the related tax benefits were $0.7 million. For the nine months ended September 30, 2016, all vested shares in the table above were unissued and cancelled (i.e., lapsed) because the TSR goal was not met.
As of September 30, 2017, there was $1.0 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 2.3 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended September 30				Nine months ended September 30
	2017		2016		2017		2016
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	135,078	$33.47	113,550	$25.18	109,816	$25.18	222,647	$26.02
Granted (target level)	—	—	—	—	148,818	33.47	—	—
Vested (issued)	—	—	—	—	(109,816)	25.18	(109,097)	26.89
Forfeited	—	—	(699)	25.19	(13,740)	33.48	(699)	25.19
Outstanding, end of period	135,078	$33.47	112,851	$25.18	135,078	$33.47	112,851	$25.18
Total weighted-average grant-date fair value of shares granted (at target performance levels) ($ millions)	$—		$—		$5.0		$—

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the nine months ended September 30, 2017 and 2016, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $4.2 million and $3.6 million and the related tax benefits were $1.6 million and $1.4 million, respectively.
As of September 30, 2017, there was $3.4 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 2.3 years.
9 · Income taxes
        The Company’s ETRs (combined federal and state income tax rates) for the third quarters of 2017 and 2016 were 36% and 29%, respectively, and for the first nine months of 2017 and 2016 were 35% and 32%, respectively. The ETR was higher for the three months and nine months ended September 30, 2017 compared to the same periods in 2016 due primarily to 2016 tax benefits recognized on previously nondeductible merger- and spin-off-related expenses and higher tax benefits recognized for the Domestic Production Activities Deduction (DPAD) in 2016 related to the Utilities’ generation activities when the Utilities were in a consolidated net operating loss position.
        Hawaiian Electric’s ETRs for the third quarters of 2017 and 2016 were 36% and 37%, respectively, and for the first nine months of 2017 and 2016 were 36% and 37%, respectively. The lower ETR was due in part to the tax benefits recognized for the DPAD as a result of moving out of a federal net operating loss position in 2017.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

10 · Cash flows

Nine months ended September 30	2017	2016
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates	$62	$61
Income taxes paid (including refundable credits)	32	19
Income taxes refunded (including refundable credits)	—	45
Hawaiian Electric consolidated
Interest paid to non-affiliates	45	43
Income taxes paid (including refundable credits)	9	—
Income taxes refunded (including refundable credits)	—	20
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	3	12
Unpaid invoices and accruals for capital expenditures (investing)
Change during the period	31	(6)
Balance, end of period	116	64
Common stock dividends reinvested in HEI common stock (financing)[1]	—	17
Loans transferred from held for investment to held for sale (investing)	41	14
Common stock issued (gross) for director and executive/management compensation (financing)[2]	11	7
Obligations to fund low income housing investments (investing)	10	—
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	3	12
Unpaid invoices and accruals for capital expenditures (investing)
Change during the period	29	(7)
Balance, end of period	113	63
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
Loans held for sale. Residential loans carried at the lower of cost or market are valued using market observable pricing inputs, which are derived from third party loan sales and securitizations and, therefore, are classified within Level 2 of the valuation hierarchy. Commercial loans are valued at quoted market prices determined in the active market in which the loans are traded.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

these liabilities have no stated maturity.

		Estimated fair value
	Carrying or notional amount	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2017
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,320,110	$—	$1,304,683	$15,427	$1,320,110
Stock in Federal Home Loan Bank	9,706	—	9,706	—	9,706
Loans receivable, net	4,638,962	13,260	2,468	4,791,209	4,806,937
Mortgage servicing rights	9,070	—	—	12,091	12,091
Bank-owned life insurance	147,391	—	147,391	—	147,391
Derivative assets	8,399	—	591	—	591
Hawaiian Electric consolidated
Derivative assets-window forward contracts	8,014	—	584	—	584
Financial liabilities
HEI consolidated
Deposit liabilities	5,752,326	—	5,748,858	—	5,748,858
Short-term borrowings—other than bank	24,498	—	24,498	—	24,498
Other bank borrowings	153,552	—	153,717	—	153,717
Long-term debt, net—other than bank	1,618,446	—	1,747,972	—	1,747,972
Derivative liabilities	500	2	—	—	2
Hawaiian Electric consolidated
Short-term borrowings	6,000	—	6,000	—	6,000
Long-term debt, net	1,318,623	—	1,441,855	—	1,441,855
December 31, 2016
Financial assets
HEI consolidated
Money market funds	$13,085	$—	$13,085	$—	$13,085
Available-for-sale investment securities	1,105,182	—	1,089,755	15,427	1,105,182
Stock in Federal Home Loan Bank	11,218	—	11,218	—	11,218
Loans receivable, net	4,701,977	—	13,333	4,839,493	4,852,826
Mortgage servicing rights	9,373	—	—	13,216	13,216
Bank-owned life insurance	143,197	—	143,197	—	143,197
Derivative assets	23,578	—	453	—	453
Financial liabilities
HEI consolidated
Deposit liabilities	5,548,929	—	5,546,644	—	5,546,644
Other bank borrowings	192,618	—	193,991	—	193,991
Long-term debt, net—other than bank	1,619,019	—	1,704,717	—	1,704,717
Derivative liabilities	53,852	129	823	—	952
Hawaiian Electric consolidated
Long-term debt, net	1,319,260	—	1,399,490	—	1,399,490
Derivative liabilities-window forward contracts	20,734	—	743	—	743

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2017			December 31, 2016
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds (“other” segment)	$—	$—	$—	$—	$13,085	$—
Available-for-sale investment securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$1,122,565	$—	$—	$897,474	$—
U.S. Treasury and federal agency obligations	—	182,118	—	—	192,281	—
Mortgage revenue bond	—	—	15,427	—	—	15,427
	$—	$1,304,683	$15,427	$—	$1,089,755	$15,427
Derivative assets
Interest rate lock commitments (bank segment) [1]	$—	$7	$—	$—	$445	$—
Forward commitments (bank segment) [1]	—	—	—	—	8	—
Window forward contracts (electric utility segment)[2]	—	584	—	—	—	—
	$—	$591	$—	$—	$453	$—
Derivative liabilities
Interest rate lock commitments (bank segment) [1]	$—	$—	$—	$—	$24	$—
Forward commitments (bank segment) [1]	2	—	—	129	56	—
Window forward contracts (electric utility segment)[2]	—	—	—	—	743	—
	$2	$—	$—	$129	$823	$—
1  Derivatives are carried at fair value with changes in value reflected in the balance sheet in other assets or other liabilities and included in mortgage banking income.
2 Derivatives are included in noncurrent regulatory assets and/or liabilities in the balance sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2017.
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
ASB holds one mortgage revenue bond issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of September 30, 2017, the weighted average discount rate was 2.826% which was derived by incorporating a credit spread over the one month LIBOR rate. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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

		Fair value measurements
(in thousands)	Balance	Level 1	Level 2	Level 3
September 30, 2017
Loans	$2,881	$—	$—	$2,881
Real estate acquired in settlement of loans	93	—	—	93
December 31, 2016
Loans	2,767	—	—	2,767
Real estate acquired in settlement of loans	1,189	—	—	1,189
For nine months ended September 30, 2017 and 2016, there were no adjustments to fair value for ASB’s loans held for sale.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value (1)
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
September 30, 2017
Residential loans	$731	Fair value of collateral	Appraised value less 7% selling cost	50-91%	69%
Commercial loans	2,150	Fair value of collateral	Appraised value	72-76%	76%
Total loans	$2,881
Real estate acquired in settlement of loans	$93	Sales price	Sales price less 7% selling cost		N/A (2)

December 31, 2016
Residential loans	$2,468	Sales price	Sales price	95-100%	97%
Residential loans	287	Fair value of property or collateral	Appraised value less 7% selling cost	42-65%	61%
Home equity lines of credit	12	Fair value of property or collateral	Appraised value less 7% selling cost		N/A (2)
Total loans	$2,767
Real estate acquired in settlement of loans	$1,189	Fair value of property or collateral	Appraised value less 7% selling cost	100%	100%
(1) Represent percent of outstanding principal balance.
(2) N/A - Not applicable. There is one loan or property in each fair value measurement type.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
The closing of the Merger was subject to various conditions, including receipt of regulatory approval from the PUC. In July 2016: (1) the PUC dismissed NEE and Hawaiian Electric’s application requesting approval of the proposed Merger, (2) NEE terminated the Merger Agreement and (3) pursuant to the terms of the Merger Agreement, NEE paid HEI a $90 million termination fee and $5 million for the reimbursement of expenses associated with the transaction. In 2016, the Company recognized $60 million of net income ($2 million of net loss in each of the first and second quarters and $64 million of net income in the third quarter), comprised of the termination fee ($55 million), reimbursements of expenses from NEE and insurance ($3 million), and additional tax benefits on the previously non-tax-deductible merger- and Spin-Off-related expenses incurred through June 30, 2016 ($8 million), less merger- and Spin-Off-related expenses incurred in 2016 ($6 million) (all net of income tax impacts). The Spin-Off of ASB Hawaii was cancelled as it was cross-conditioned on the merger consummation.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2016 Form 10-K and should be read in conjunction with such discussion and the 2016 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2016 Form 10-K, as well as the quarterly (as of and for the three and nine months ended September 30, 2017) condensed consolidated financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
RESULTS OF OPERATIONS

(in thousands, except per	Three months ended September 30%
share amounts)	2017	2016	change	Primary reason(s)*
Revenues	$673,185	$646,055	4	Increases for the electric utility and bank segments
Operating income	109,545	105,442	4	Increase for the bank segment and lower losses for the “other” segment, partly offset by a decrease at the electric utility segment
Merger termination fee	—	90,000	(100)	See Note 12 of the Condensed Consolidated Financial Statements
Net income for common stock	60,073	127,142	(53)	Merger termination fee at corporate in 2016 (in the “other” segment), partly offset by higher bank net income in 2017
Basic earnings per common share	$0.55	$1.17	(53)	Lower net income
Weighted-average number of common shares outstanding	108,786	108,268	—	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and other plans

(in thousands, except per	Nine months ended September 30%
share amounts)	2017	2016	change	Primary reason(s)*
Revenues	$1,897,028	$1,763,259	8	Increases for the electric utility and bank segments
Operating income	253,303	259,748	(2)	Decrease for the electric utility segment, partly offset by an increase at the bank segment and lower losses for the “other” segment
Merger termination fee	—	90,000	(100)	See Note 12 of the Condensed Consolidated Financial Statements
Net income for common stock	132,927	203,622	(35)	Merger termination fee at corporate in 2016 (in the “other” segment) and lower net income at the electric utility segment, partly offset by higher net income at the bank segment
Basic earnings per common share	$1.22	$1.89	(35)	Lower net income
Weighted-average number of common shares outstanding	108,737	107,951	1	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and other plans

*	Also, see segment discussions which follow.
HEI’s consolidated ROACE was 8.5% for the twelve months ended September 30, 2017 and 12.3% for the twelve months ended September 30, 2016. The higher ROACE for the twelve months ended September 30, 2016 was primarily due to the merger termination fee received in July 2016.
Dividends.  The payout ratios for the first nine months of 2017 and full year 2016 were 76% and 54%, respectively. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation, including but not limited to the Company’s results of operations, the long-term prospects for the Company and current and expected future economic conditions.

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
After three quarters of 2017, Hawaii’s tourism industry, a significant driver of Hawaii’s economy, ended with strong growth in both visitor spending and arrivals. Visitor expenditures increased 7.1% and arrivals increased 4.9% compared to the same time period in 2016. Looking ahead, the Hawaii Tourism Authority expects scheduled nonstop seats to Hawaii for the fourth quarter of 2017 to increase by 4.7% over the fourth quarter of 2016 driven primarily by an increase in seats from Asia, Canada and the West Coast.
Hawaii’s unemployment rate continued to decline to 2.5% in September 2017 which was lower than the 3.0% rate a year ago in September 2016 and lower than the national unemployment rate of 4.2% in September 2017. It was the second lowest unemployment rate in the nation along with Colorado.
Hawaii real estate activity, as indicated by the home resale market, experienced growth in median sales prices in 2017. Median sales prices for single family residential homes and condominiums on Oahu through September 2017 were higher by 3.4% and 5.4%, respectively, over the same time period in 2016. The number of closed sales for both single family residential homes and condominiums through September of 2017 were also up compared to same time period of 2016 by 5.0% and 5.8%, respectively.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. Following steady price increases through 2016, the price of crude oil has remained relatively stable through the first three quarters of 2017.
At its September 2017 meeting, the Federal Open Market Committee (FOMC) decided to maintain the federal funds rate target range of “1.0% to 1.25%” in view of its expected labor market conditions and inflation. The FOMC will continue to assess economic conditions relative to its objectives of maximum employment and 2% inflation in determining the size and timing of future adjustments to the target range.
Overall, Hawaii’s economy in the near term is expected to be buoyed by a strong tourism industry. Tourism continues to fare well however, future gains may be hindered by capacity constraints in visitor accommodations. The growth in the number of jobs is anticipated to decline as construction activity eases and unemployment remains low. Risks remain stemming from geopolitical uncertainty and its impact on tourism and from the impact of the financial markets on real estate development and sales.
“Other” segment.

	Three months ended September 30		Nine months ended September 30
(in thousands)	2017	2016	2017	2016	Primary reason(s)
Revenues	$127	$94	$299	$262
Operating loss	(4,295)	(7,097)	(13,478)	(18,621)	Third quarter and first nine months of 2016 merger and spin-off-related expenses (see below) and lower other administrative and general expenses in the third quarter and first nine months of 2017
Merger termination fee	—	90,000	—	90,000	See Note 12 of the Condensed Consolidated Financial Statements
Net income (loss)	(5,006)	65,064	(11,807)	54,362
Third quarter of 2016 merger termination fee and $8 million of tax benefits on previously non-deductible expenses related to the previously proposed merger with NEE and spin-off of ASBH and tax benefits recognized for the Domestic Production Activities Deduction in 2016 (see Note 9 of the Condensed Consolidated Financial Statements)

The “other” business segment (loss)/income includes results of the stand-alone corporate operations of HEI and ASB Hawaii, Inc. (ASBH), both holding companies; HEI Properties, Inc., a company which held passive, venture capital investments (all of which have been sold or abandoned prior to its dissolution in December 2015 and final winding up in June 2017); and The Old Oahu Tug Service, Inc., a maritime freight transportation company that ceased operations in 1999, but has remaining employee benefit payments; as well as eliminations of intercompany transactions. For the third quarter and first nine months of 2016, merger and spin-off related expenses (net of $6 million of reimbursements from NEE and insurers) recorded at HEI contributed $2 million and $5 million to operating losses, respectively. See Note 12, “Termination of proposed merger and other matters,” of the Condensed Consolidated Financial Statements.

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
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	September 30, 2017		December 31, 2016
Short-term borrowings—other than bank	$25	—%	$—	—%
Long-term debt, net—other than bank	1,618	43	1,619	43
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,103	56	2,067	56
	$3,780	100%	$3,720	100%
HEI’s short-term borrowings and HEI’s line of credit facility were as follows:

	Average balance	Balance
(in millions)	Nine months ended September 30, 2017	September 30, 2017	December 31, 2016
Short-term borrowings [1]
Commercial paper	$3	$19	$—
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility		150	150

1   This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s external short-term borrowings during the first nine months of 2017 was $18.5 million. As of October 27, 2017, HEI had $17.5 million of outstanding commercial paper, and its line of credit facility was undrawn.
HEI has a $150 million line of credit facility and refinanced a $125 million loan on October 6, 2017. See Note 5 of the Condensed Consolidated Financial Statements.
From December 7, 2016 to date, HEI satisfied the share purchase requirements of the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), HEIRSP and ASB 401(k) Plan through open market purchases of its common stock rather than through new issuances.
In December 2014, HEI filed an omnibus registration statement to register an indeterminate amount of debt and equity securities.
For the first nine months of 2017, net cash provided by operating activities of HEI consolidated was $291 million. Net cash used by investing activities for the same period was $440 million, primarily due to Hawaiian Electric’s consolidated capital expenditures and ASB’s purchases of investment securities, partly offset by ASB’s receipt of repayments from investment securities, proceeds from the sale of commercial loans and net decrease in loans held for investment and Hawaiian Electric’s contributions in aid of construction. Net cash provided by financing activities during this period was $73 million as a result of several factors, including increases in short-term borrowings and ASB’s deposit liabilities, proceeds from other bank borrowings and net increases in ASB’s retail purchase agreements, partly offset by the payment of common stock dividends and repayments of other bank borrowings. Also included in cash provided by financing activities were proceeds from the issuance of special purpose revenue bonds (SPRBs), which were offset by the transfer of funds to a trustee for the redemption of previously issued SPRBs. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition—Liquidity and capital resources” sections below.) During the first nine months of 2017, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $66 million and $28 million, respectively.

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
Electric utility
RESULTS OF OPERATIONS
Results.

Three months ended September 30		Increase
2017	2016	(decrease)		(dollars in millions, except per barrel amounts)
$599	$572	$27		Revenues. Net increase largely due to:
			$25	higher fuel oil prices[1]
			5	higher RAM revenues
			2	higher purchased power energy costs[2]
			(5)	lower KWH generated
146	129	17		Fuel oil expense. Increase due to higher fuel oil prices, partially offset by lower KWH generated
160	158	2		Purchased power expense. Increase due to higher fuel oil prices
100	95	5		Operation and maintenance expenses. Net increase due to:
			6	higher overhaul costs due to more overhauls being performed in 2017
			2	ERP project costs commencing in 2017
			(1)	lower production operating and maintenance cost
			(1)	PSIP consulting costs incurred in 2016
105	101	4		Other expenses. Increase due to higher revenue taxes from higher revenue, coupled with higher depreciation expense for plant investments in 2016
87	90	(3)		Operating income. Decrease due to higher O&M and other expenses
47	47	—		Net income for common stock. Lower operating income, offset by higher AFUDC in 2017 due to larger capital projects, primarily Schofield generating station

2,340	2,372	(32)		Kilowatthour sales (millions)[4]
$66.73	$57.72	$9.01		Average fuel oil cost per barrel[1]

Nine months ended September 30		Increase
2017	2016	(decrease)		(dollars in millions, except per barrel amounts)
$1,674	$1,550	$124		Revenues. Net increase largely due to:
			$114	higher fuel oil prices[1]
			35	higher purchased power energy costs[2]
			(20)	lower RAM revenues due to expiration of 2013 settlement agreement that allowed the accrual of RAM revenues on January 1 (vs. June 1) for years 2014 to 2016 at Hawaiian Electric
			(7)	lower KWH generated
432	334	98		Fuel oil expense. Increase due to higher fuel oil prices, partially offset by lower KWH generated
441	413	28		Purchased power expense. Increase due to higher fuel oil prices
307	298	9		Operation and maintenance expenses. Net increase due to:
			6	higher overhaul costs due to more overhauls being performed in 2017
			4	ERP project costs commencing in 2017
			2	higher transmission and distribution operating and maintenance costs
			1	Grid modernization consultant costs
			1	write off of portion of deferred Geothermal RFP costs
			1	additional reserves for environmental costs in 2017[3]
			(4)	PSIP consulting costs incurred in 2016
			(3)	LNG consulting costs incurred in 2016 to negotiate an LNG contract that was subsequently terminated following HEI/NextEra merger termination
304	289	15		Other expenses. Increase due to higher revenue taxes from higher revenue, coupled with higher depreciation expense for plant investments in 2016
191	216	(25)		Operating income. Decrease due to lower RAM revenues and higher O&M and other expenses
95	108	(13)		Net income for common stock. Decrease due to lower operating income, partially offset by resulting lower income taxes

6,528	6,613	(85)		Kilowatthour sales (millions)[4]
$67.42	$52.06	$15.36		Average fuel oil cost per barrel[1]
461,408	459,590	1,818		Customer accounts (end of period)

1
The rate schedules of the electric utilities currently contain energy cost adjustment clauses (ECACs) through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.

2
The rate schedules of the electric utilities currently contain purchase power adjustment clauses (PPACs) through which changes in purchase power expenses (except purchased energy costs) are passed on to customers.

3	Increase reserve for additional costs for investigation of PCB contamination onshore and offshore of Waiau Power Plant

4
KWH sales were lower when compared to the same quarter in the prior year due largely to continued energy efficiency and conservation efforts by customers and increasing levels of private customer-sited renewable generation.

Hawaiian Electric’s consolidated ROACE was 7.2% for the twelve months ended September 30, 2017, and 8.1% for the twelve months ended September 30, 2016.
The Utilities’ consolidated KWH sales have declined each year since 2007. Based on expectations of additional customer renewable self-generation and energy-efficiency installations, the Utilities’ full year 2017 KWH sales are expected to be below the 2016 level.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of September 30, 2017 amounted to $4 billion, of which approximately 25% related to production PPE, 67% related to transmission and distribution PPE, and 8% related to other PPE. Approximately 11% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission. See “Adequacy of supply” below.
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
Transition to renewable energy.  The Utilities are committed to assisting the State of Hawaii in achieving its Renewable Portfolio Standard goal of 100% renewable energy by 2045. Hawaii’s Renewable Portfolio Standards (RPS) law was revised in the 2015 Legislature and requires electric utilities to meet an RPS of 15%, 30%, 40%, 70% and 100% by December 31, 2015, 2020, 2030, 2040 and 2045, respectively. The Utilities have been successful in adding significant amounts of renewable energy resources to their electric systems and exceeded the 2015 RPS goal. The Utilities' RPS for 2016 was about 26% and on its way to achieving the 2020 RPS goal of 30%. (See "Developments in renewable energy efforts” below).
In April 2014, the PUC issued orders that collectively address certain key policy, resource planning and operational issues for the Utilities. The April 2014 regulatory orders were to address: (1) Integrated Resource Planning and Power Supply Improvement Plans (PSIPs), (2) Reliability Standards Working Group, and (3) Policy Statement and Order Regarding Demand Response Programs, which are described below. The PUC also provided its inclinations on the future of Hawaii’s electric utilities in one of the orders. The PUC provided its perspectives on the vision, business strategies and regulatory policy changes required to align the Utilities' business model with customers’ interests and the state’s public policy goals.
Integrated Resource Planning and Power Supply Improvement Plans. The PUC did not accept the Utilities’ Integrated Resource Plan and Action Plans submission, and, in lieu of an approved plan, commenced other initiatives to enable resource planning. As required by the PUC orders, the Utilities filed proposed PSIPs with the PUC in August 2014. Updated PSIPs were filed in April 2016 and December 2016 in response to PUC orders. The PSIPs provided plans to achieve 100% renewable energy using a diverse mix of energy resources by 2045. Under these plans, the Utilities support sustainable growth of private rooftop solar, expand use of energy storage systems, empower customers by developing smart grids and offer new products and services to customers (e.g., community solar, microgrids and voluntary “demand response” programs).
In the December 2016 PSIP Update Report, the updated plans describe greater and faster expansion of the Utilities’ renewable energy portfolio than in the plans filed in April 2016. The plans include the continued growth of private rooftop solar and describe the grid and generation modernization work needed to reliably integrate an estimated total of 165,000 private systems by 2030, and additional grid-scale renewable energy resources. The Utilities already have the highest percentage of customers using private rooftop solar of any utility in the U.S. and customer-sited resources are seen as a key contributor to the growth of the renewable portfolio on every island. In addition, the plans forecast the addition of 360 MW of grid-scale solar and 157 MW of grid-scale wind, with 32 MW derived from community-based renewable energy (CBRE). The plans also include 115 MW from Demand Response (DR) programs, which can shift customer use of electricity to times when more renewable energy is available, potentially making room to add even more renewable resources. Unlike the April 2016 updated PSIPs, the December 2016 update does not include the use of LNG to generate power in the near-term or the Kahe 3x1 Combined Cycle Plant. While LNG remains a potential lower-cost bridge fuel to be evaluated, the Utilities’ priority is to continue replacing fossil fuel generation with renewables over the next five years as federal tax incentives for renewables begin to phase out. An interisland cable is not in the near-term plan, which states that its costs and benefits should continue to be evaluated. The December 2016 Update Report emphasizes work that is in progress or planned over the next five years on each of the five islands the Utilities serve.
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
Reliability standards working group. In April 2014, the PUC ordered the Utilities to take timely actions intended to lower energy costs, improve system reliability and address emerging challenges to integrate additional renewable energy. In addition to the PSIPs mentioned above, the PUC ordered certain filing requirements, including a Distributed Generation Interconnection Plan, which the Utilities filed in August 2014.
The PUC also stated it would be opening new dockets to address (1) reliability standards, (2) the technical, economic and policy issues associated with distributed energy resources (DER) and (3) the Hawaii electricity reliability administrator, which is a third-party position that the legislature has authorized the PUC to create by contract to provide support for the PUC in developing and periodically updating local grid reliability standards and procedures and interconnection requirements and overseeing grid access and operation. The PUC has not yet opened new dockets to address the first and third topics above. To address DER, the second topic, the PUC opened an investigative proceeding on August 21, 2014 (see “DER investigative proceeding” below).
Policy statement and order regarding demand response programs. The PUC provided guidance concerning the objectives and goals for DR programs, and ordered the Utilities to develop an integrated DR Portfolio Plan that will enhance system operations and reduce costs to customers. The Utilities’ Plan was filed in July 2014. Subsequently, the Utilities submitted status updates and an update and supplemental report to the Plan. In July 2015, the PUC issued an order appointing a special adviser to guide, monitor and review the Utility’s Plan design and implementation. In December 2015, the Utilities filed an application with the PUC for approval of their proposed DR Portfolio Tariff Structure, Reporting Schedule and Cost Recovery of Program Costs. The Utilities filed an updated DR Portfolio Plan in February 2017. In May 2017, the Utilities filed their reply to the statements of position submitted by the other parties and are awaiting a PUC decision.
In October 2017, the PUC approved the Utilities request made in December 2015 to defer and recover certain computer software and software development costs for a DR Management System in an amount not to exceed $3.9 million, exclusive of AFUDC, through the Renewable Energy Infrastructure Program (REIP) Surcharge. The Utilities expect the DR Management System to be in service by the end of 2018.
DER investigative proceeding. In March 2015, the PUC issued an order to address DER issues.
In June 2015, the Utilities submitted their final Statement of Position in the DER proceeding, which included new pricing provisions for future private rooftop photovoltaic (PV) systems, technical standards for advanced inverters, new options for customers including battery-equipped private rooftop PV systems, a pilot time-of-use rate, an improved method of calculating the amount of private rooftop PV that can be safely installed, and a streamlined and standardized PV application process.
In October 2015, the PUC issued a D&O establishing DER reforms that: (1) promote rapid adoption of the next generation of solar PV and other distributed energy technologies; (2) encourage more competitive pricing of distributed energy resource systems; (3) lower overall energy supply costs for all customers; and (4) help to manage DER in terms of each island’s limited grid capacity. The D&O capped the Utilities Net Energy Metering (NEM) programs at “existing” levels (i.e., for existing NEM customers and customers who already applied and were waiting for approval), closed the NEM programs to new participants, and approved new interim options for customers to interconnect DER to the utility electric grids, including Self Supply and Grid Supply tariff options and modified interconnection standards. The PUC placed caps on the availability of the Grid Supply program. The Self Supply Program is designed for customers who do not export to the grid.
On October 20, 2017, the PUC issued a D&O which further revises interconnection requirements, creates a Smart Export program, modifies the customer-grid supply program (Controllable Customer Grid Supply), clarifies that non-export customer systems can be added to the existing NEM program, and provides guidance and reporting requirements regarding hosting capacity analyses. The Smart Export program is designed for PV systems with battery storage and features zero compensation during mid-day, but enhanced compensation at other times of the day to reflect the value of the energy to the grid at different times of the day. The Controllable Customer Grid Supply program allows PV systems without battery storage to deliver energy to the grid on an as-available basis except when system-wide technical conditions require reduction of output. The D&O specified island-specific pricing and program caps for the Smart Export and Controllable Customer Grid Supply programs. Customers currently under the customer-grid supply program are grandfathered under existing rates for the next five years. The D&O also authorizes activation of new advanced inverter functions in PV and storage systems, which will provide support to the electric grid during different types of grid disturbances. The utilities must file tariffs consistent with the programs described in the D&O.
Grid modernization. After launching a smart grid customer engagement plan during the second quarter of 2014, Hawaiian Electric replaced approximately 5,200 residential and commercial meters with smart meters, 160 direct load control switches, fault circuit indicators and remote controlled switches in selected areas across Oahu as part of the Smart Grid Initial Phase implementation. Also under the Initial Phase a grid efficiency measure called Volt/Var Optimization (or Conservation Voltage Reduction) was enabled, customer energy portals were launched and are available for customer use and a PrePay Application was launched. The Initial Phase implementation was completed in 2015. The smart grid provides benefits such as customer tools to manage their electric bills, potentially shortening outages and enabling the Utilities to integrate more low-cost renewable energy, like wind and solar, which will reduce Hawaii’s dependence on imported oil.
In March 2016, the Utilities sought PUC approval to commit funds for an expansion of the smart grid project. The proposed smart grid project was estimated to cost $340 million and to be implemented over 5 years. On January 4, 2017, the PUC issued an order dismissing the application without prejudice and directing the Utilities to submit a Grid Modernization Strategy.
The PUC indicated that the overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater DER and renewable energy integration. On June 30, 2017, the Utilities filed an initial draft of the Grid Modernization Strategy describing how new technology will help triple private rooftop solar and make use of rapidly evolving products including storage and advanced inverters. The cost of the first segment of the modernization is estimated at about $205 million over six years. The Utilities filed their final Grid Modernization Strategy on August 29, 2017. The PUC will set forth any next steps after reviewing the final Strategy and public comments.
Community-Based Renewable Energy. On October 1, 2015, the Utilities filed a proposed CBRE program and tariff with the PUC that would allow customers who cannot, or chose not to, take advantage of private rooftop solar to receive the benefits of renewable energy to help offset their monthly electric bills and support clean energy for Hawaii. In November 2015, the PUC suspended the tariff submittal and opened an investigatory docket. In February 2017, the PUC issued a proposed CBRE Program Framework and a Proposed Model Tariff Language, which significantly increased the scope of the program. Under the proposed CBRE Program Framework, the CBRE program will utilize a phased approach. The Program Framework proposes a Phase 1 with an 80 MW capacity statewide with 73 MW allocated to the Utilities' service territories. During Tranche A of the CBRE Phase 1 Program, the Utilities' primary role is to serve as the program administrator. In Tranche B, the Utilities are allowed to develop 9 MW in the service territories, 75% of the capacity is reserved for low-to-moderate income subscribers. In March 2017, the Utilities submitted comments to the Program Framework, which identified certain concerns should the proposed CBRE Program Framework be adopted and requested a technical conference before a decision is issued. In June 2017, a technical conference with the PUC was completed with the Utilities, the Consumer Advocate and industry stakeholders. The Utilities are awaiting the PUC’s decision on the CBRE program.
Decoupling. See "Decoupling" in Note 3 of the Condensed Consolidated Financial Statements for a discussion of decoupling.
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
Regulated returns. Actual and PUC-allowed (as of September 30, 2017) returns were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended September 30, 2017	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	6.77	6.71	6.83	7.35	6.54	6.99	7.99	7.54	7.96
PUC-allowed returns	8.11	7.80	7.34	10.00	9.50	9.00	10.00	9.50	9.00
Difference	(1.34)	(1.09)	(0.51)	(2.65)	(2.96)	(2.01)	(2.01)	(1.96)	(1.04)
*      Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**    Recorded net income divided by average common equity.
***  ROACE adjusted to remove items not included by the PUC in establishing rates, such as incentive compensation.
The gap between PUC-allowed ROACEs and the ROACEs actually achieved is primarily due to: the consistent exclusion of certain expenses from rates (for example, incentive compensation and charitable contributions), the recognition of annual RAM revenues on June 1 annually rather than on January 1, the low RBA interest rate (currently a short-term debt rate rather than the actual cost of capital), O&M increases and return on capital additions since the last rate case in excess of indexed escalations, and the portion of the pension regulatory asset not earning a return due to pension contributions and pension costs in excess of the pension amount in rates.
Most recent rate proceedings.  Unless otherwise agreed or ordered, each electric utility is currently required by PUC order to initiate a rate proceeding every third year (on a staggered basis) to allow the PUC and the Consumer Advocate to regularly evaluate decoupling and to allow the utility to request electric rate increases to cover rising operating costs and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability and integrate more renewable energy. The PUC may grant an interim increase within 10 to 11 months following the filing of an application, but there is no guarantee of such an interim increase and interim amounts collected are refundable, with interest, to the extent they exceed the amount approved in the PUC’s final D&O. The timing and amount of any final increase is determined at the discretion of the PUC. The adoption of revenue, expense, rate base and cost of capital amounts (including the ROACE and

RORB) for purposes of an interim rate increase does not commit the PUC to accept any such amounts in its final D&O.

Test year (dollars in millions)	Date (filed/ implemented)	Amount	% over rates in effect	ROACE (%)	RORB (%)	Rate base	Common equity %	Stipulated agreement reached with Consumer Advocate
Hawaiian Electric
2014
Request	6/27/14
2017
Request	12/16/16	$106.4	6.9	10.60	8.28	$2,002	57.36
Hawaii Electric Light
2016
Request	9/19/16	$19.3	6.5	10.60	8.44	$479	57.12	Yes
Interim increase	8/31/17	9.9	3.4	9.50	7.80	482	56.69
Maui Electric
2015
Request	12/30/14
2018
Request	10/12/17	$30.1	9.3	10.60	8.05	$473	56.94

Note:  The “Request” date reflects the application filing date for the rate proceeding. The “Interim increase” date reflects the effective date of the revised schedules and tariffs as a result of the PUC-approved increase.
See “Most recent rate proceedings” in Note 3 of the Condensed Consolidated Financial Statements.
Performance-based regulation.  In the Hawaii Electric Light 2016 test year rate case and the Hawaiian Electric 2017 test year rate case, the Utilities recommended that a separate investigatory docket be opened to evaluate PBR on a broader scale that can be implemented across the Utilities, and to fully develop a comprehensive PBR Framework.  PBR refers to different ways in which regulators have modified their regulatory approach in an attempt to strengthen financial incentives for Utilities to achieve desired outcomes.  In the its April 27, 2017 order in the Decoupling Investigative proceeding, the PUC stated that it would initiate a separate investigative docket to examine a full range of Performance Incentive Mechanism and PBR options.
Depreciation docket.  In December 2016, the Utilities filed an application with the PUC for approval of changes in the depreciation and amortization rates and amortization period for contributions in aid of construction (CIAC). The proposed depreciation rates are higher than the existing depreciation rates, based on a depreciation study which reviewed the average service lives, net salvage, retirement dispersion and retirement dates of the Utilities’ assets. The application requests that the effective date of implementation of the change in depreciation and amortization rates and revised CIAC amortization period, as recommended by the 2015 Book Depreciation Study, coincide with the effective date of interim base rates (that include the increased expenses resulting from the new depreciation and amortization rates and change in CIAC amortization period) to be established in each of the Utilities’ next general rate cases or the effective date of the decoupling RBA Rate Adjustment that incorporates the new depreciation and amortization rates for each utility, whichever is sooner.
Developments in renewable energy efforts.  Developments in the Utilities’ efforts to further their renewable energy strategy include renewable energy projects discussed in Note 3 of the Condensed Consolidated Financial Statements and the following:
New renewable PPAs.

•
In July 2015, the PUC approved the PPA for the 27.6 MW Waianae Solar project that was developed by Eurus Energy America. The project achieved commercial operations in January 2017 and is now the largest solar project in Hawaii.

•
In July 2015, Maui Electric signed two PPAs, with Kuia Solar and South Maui Renewable Resources (which subsequently assigned its PPA to SSA Solar of HI 2, LLC and SSA Solar of HI 3, LLC, respectively), each for a 2.87-MW solar facility. In February 2016, the PUC approved both PPAs, subject to certain conditions and modifications. The guaranteed commercial operations date for the facilities was December 31, 2016, however both projects are experiencing delays and are now expected to be completed by the end of the fourth quarter in 2017.

•
In December 2014, the PUC approved a PPA for Renewable As-Available Energy dated October 3, 2013 between Hawaiian Electric and Na Pua Makani Power Partners, LLC (NPM) for a proposed 24-MW wind farm on Oahu. In September 2016, Hawaiian Electric filed an Amended and Restated PPA, dated August 12, 2016, which reflects the completion of an interconnection requirements study. In October 2017, the PUC approved the construction of an overhead 46 kV sub-transmission line to accommodate the interconnection of the NPM wind farm, which is expected to be placed into service by August 31, 2019.

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

Tariffed renewable resources.

•
As of September 30, 2017, there were approximately 330 MW, 77 MW and 88 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely NEM, Customer Grid Supply and Customer Self Supply. As of September 30, 2017, an estimated 27% of single family homes on the islands of Oahu, Hawaii, and Maui have installed private rooftop solar systems, and an estimated 29% of single family homes have installed, or have been approved to install, private rooftop solar systems. As of September 30, 2017, approximately 16% of the Utilities' total customers have solar systems.

•
The Utilities began accepting energy from feed-in tariff projects in 2011. As of September 30, 2017, there were 30 MW, 3 MW and 5 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

Biofuel sources.

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

•
On April 28, 2017 Hawaiian Electric issued a Biofuel Supply Request for Proposal for 3.1 million gallons of biofuel per year for three years, to commence as early as November 2018 to be used as fuel for power generation at Hawaiian Electric’s Schofield Generating Station, the Honolulu International Airport Emergency Power Facility and any other generating unit on Oahu, as necessary. Hawaiian Electric is in negotiations with a bidder.

Requests for renewable proposals, expressions of interest, and information.

•
In response to requests filed by the utilities, on October 6, 2017, the PUC opened a docket to receive filings, review approval requests, and resolve disputes, if necessary, related to the Utilities' plan to proceed with a competitive bidding process of dispatchable firm renewable generation on the island of Maui and variable renewable generation on the islands of Oahu, Hawaii, Maui, Molokai, and Lanai. The PUC also indicated that it will appoint an independent observer to monitor the competitive bidding process. On October 23, 2017, the Utilities filed draft requests for proposals for 220 megawatts (MW) of renewable generation on Oahu, 50 MW of renewable generation on Hawaii Island, and 100 MW of renewable generation on Maui, including 40 MW of firm renewable generation (all resources to be in service by the end of 2022). With this filing, the Utilities also filed proposed model power purchase agreements and timelines for each proposed procurement. Maui Electric proposed to suspend its request to issue variable renewable dispatchable generation RFPs for Molokai and Lanai as Maui Electric is already in discussions on such islands regarding renewable generation.

•
On January 5, 2017, Hawaiian Electric issued an Onshore Wind Expression of Interest requesting expressions of interest from independent power producers that are capable of developing utility scale onshore wind projects that are eligible to capture the federal Investment Tax Credit for Large Wind on the island of Oahu. Responses have been accepted and Hawaiian Electric is in non-binding confidential discussions regarding such responses.

•
On December 12, 2016, the Utilities issued a request for information asking interested landowners to provide information about properties available for utility-scale renewable energy projects or for growing biofuel feedstock on the islands of Oahu, Hawaii, Maui, Molokai and Lanai. Responses have been made available to developers interested in developing renewable energy projects in these five islands.
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
In accordance to its planning criteria, Hawaiian Electric deactivated two fossil fuel generating units from active service at its Honolulu Power Plant in January 2014 and anticipates deactivating two additional fossil fuel units at its Waiau Power Plant in the 2022 timeframe. Hawaiian Electric acquired new firm capacity with the commissioning of the State of Hawaii Department of Transportation’s emergency power facility in June 2017. Hawaiian Electric is proceeding with a future firm capacity addition with the U.S. Department of the Army for a utility owned and operated renewable, dispatchable, including black start capabilities, generation security project on federal lands, which is expected to be in service in the second quarter of 2018. Hawaiian Electric is continuing negotiations with firm capacity IPPs on Oahu. On August 31, 2017, Hawaiian Electric and Kalaeloa entered into an agreement that neither party will give written notice of termination of the Kalaeloa PPA prior to October 31, 2018. The PPA with AES Hawaii is scheduled to expire in 2022.
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
In February 2014, Maui Electric deactivated two fossil fuel generating units, with a combined rating of 11.4 MW-net, at its Kahului Power Plant. Due to various system conditions including lack of wind generation, approaching storms and scheduled and unscheduled outages of generating units, transmission lines and independent power producers, the two deactivated units at Kahului Power Plant were reactivated for several days in 2015 and 2016. Due to the frequency of reactivations of Kahului Units 1 and 2 to meet system requirements, these units were removed from deactivated status and designated as reactivated in September 2016. Considering the time needed to acquire replacement firm generating capacity, Maui Electric now anticipates the retirement of all generating units at the Kahului Power Plant, which have a combined rating of 32.3 MW, in the 2022 timeframe. A capacity planning analysis is in progress to better define generating needs and timing. Maui Electric plans to issue one or more RFPs for energy storage, demand response and firm generating capacity, and to make system improvements needed to ensure reliability and voltage support in this timeframe. In May 2016, Maui Electric requested that the PUC open a new docket for Maui Electric’s competitive bidding process for additional firm capacity resources. In September 2016, Maui Electric submitted an application to purchase and install three temporary mobile distributed generation diesel engines to address increasing reserve capacity shortfalls on the island of Maui; Maui Electric has since requested the PUC to suspend the proceeding until the end of 2017 to evaluate contingency measures and permanent solutions to minimize or eliminate the risk of near-term capacity shortfalls on the island of Maui.
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
Clean Water Act Section 316(b). On August 14, 2014, the EPA published in the Federal Register the final regulations required by section 316(b) of the CWA designed to protect aquatic organisms from adverse impacts associated with existing power plant cooling water intake structures. The regulations were effective October 14, 2014 and apply to the cooling water systems for the steam generating units at three of Hawaiian Electric’s power plants on the island of Oahu. The regulations prescribe a process, including a number of required site-specific studies, for states to develop facility-specific entrainment and impingement controls to be incorporated in each facility’s National Pollutant Discharge Elimination System permit. Hawaiian

Electric submitted the final site specific studies to the DOH in December 2016 for the Honolulu and Waiau power plants and in September 2017 for the Kahe power plant. Hawaiian Electric will work with the DOH to identify the appropriate compliance methods for the 316(b) rule.
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
PUC Commissioner.  The Governor’s appointment of James Griffin as PUC Commissioner was confirmed by the State Senate on August 31, 2017. Mr. Griffin was a researcher and a faculty member at the Hawaii Natural Energy Institute at the University of Hawaii at Manoa. He also previously served as Chief of Policy and Research at the PUC. His term on the PUC ends June 30, 2022.
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
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	September 30, 2017		December 31, 2016
Short-term borrowings	$6	—%	$—	—%
Long-term debt, net	1,319	41	1,319	42
Preferred stock	34	1	34	1
Common stock equity	1,829	58	1,800	57
	$3,188	100%	$3,153	100%

Information about Hawaiian Electric’s short-term borrowings (other than from Hawaii Electric Light and Maui Electric) and Hawaiian Electric’s line of credit facility were as follows:

	Average balance	Balance
(in millions)	Nine months ended September 30, 2017	September 30, 2017	December 31, 2016
Short-term borrowings [1]
Commercial paper	$6	$6	$—
Line of credit draws	—	—	—
Borrowings from HEI	2	—	—
Undrawn capacity under line of credit facility		200	200

1   The maximum amount of external short-term borrowings by Hawaiian Electric during the first nine months of 2017 was $48 million. As of September 30, 2017, Hawaiian Electric had short-term borrowings from Hawaii Electric Light and Maui Electric of $6.6 million and $4.0 million, respectively. As of October 27, 2017, Hawaiian Electric had $2 million of outstanding commercial paper, no draws under its line of credit facility and no borrowings from HEI. Also, as of October 27, 2017, Hawaiian Electric had short-term borrowings from Hawaii Electric Light and Maui Electric of $13.1 million and $7.0 million, respectively, which intercompany borrowings are eliminated in consolidation.
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
In March 2017 and amended in April 2017, the Utilities requested PUC approval to issue and sell each utility’s common stock through December 31, 2021 (Hawaiian Electric’s sale/s to HEI of up to $150 million and Hawaii Electric Light’s and Maui Electric’s sale/s to Hawaiian Electric of up to $10 million each) and the purchase of Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric through December 31, 2021. On October 31, 2017, the PUC issued a D&O approving the issue and sale of each utility’s common stock as requested in the application.
In September 2017, the Utilities requested PUC approval to issue, over a four-year period from 2018 to December 31, 2021, unsecured obligations bearing taxable interest (Hawaiian Electric up to $280 million, Hawaii Electric Light up to $30 million and Maui Electric up to $10 million), with the proceeds expected to be used, as applicable, to finance capital expenditures, repay long-term and/or short term debt used to finance or refinance capital expenditures and/or to reimburse funds used for payment of capital expenditures.
Cash flows. The following table reflects the changes in cash flows for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016:

	Nine months ended September 30,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$229,902	$275,271	$(45,369)
Net cash used in investing activities	(229,287)	(226,036)	(3,251)
Net cash used in financing activities	(64,914)	(50,707)	(14,207)
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
The decrease in net cash provided by operating activities was impacted by the following:

•	Lower cash from an increase in accounts receivable due to timing and an increase in fuel prices.

•	Lower cash from a decrease in accounts payable due to timing on payments of invoices related to fuel and capital projects.

•	Lower cash from an increase in unbilled revenues due to higher fuel prices.

•	Lower cash due to refund of federal income taxes in 2016 based on bonus depreciation enacted in the fourth quarter of 2015 (similar treatment was not granted in the fourth quarter of 2016).
Net cash used in investing activities. The increase in net cash used in investing activities was driven primarily by an increase in capital expenditures related to construction activities, offset by higher contributions in aid of construction and capital good tax credits.
Net cash used in financing activities. Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. The increase in net cash used in financing activities primarily reflects lower short-term borrowings.
2017 forecast capital expenditures. For 2017, the Utilities forecast $400 million of net capital expenditures, which could change over time based upon external factors such as the timing and scope of environmental regulations, unforeseen delays in permitting and timing of PUC decisions. Proceeds from the issuance of equity and long-term debt, cash flows from operating activities, temporary increases in short-term borrowings and existing cash and cash equivalents are expected to provide the funds needed for the net capital expenditures in 2017, to pay down commercial paper or other short-term borrowings, as well as to fund any unanticipated expenditures not included in the 2017 forecast (such as increases in the costs or acceleration of capital projects or unanticipated capital expenditures that may be required by new environmental laws and regulations).

Bank

	Three months ended September 30		Increase
(in millions)	2017	2016	(decrease)	Primary reason(s)
Interest income	$59	$55	$4
The increase in interest income was the result of a higher average investment securities portfolio balance and an increase in yields on earning assets. ASB’s average loan portfolio balance for the three months ended September 30, 2017 decreased by $68 million compared to the same period in 2016 as increases in average consumer and home equity lines of credit balances of $54 million and $31 million, respectively, were more than offset by a decrease in commercial loan balances of $132 million. The decrease in the average commercial loan balance was primarily due to a decrease in the syndicated national credit loan portfolio and paydowns in the commercial loan portfolio. The yield on earning assets increased by 8 basis points due to the repricing of the adjustable rate loans with the increase in the interest rate environment and a shift in the mix of the loan portfolio with the growth in the consumer loan portfolio, which resulted in an increase in the loan portfolio yield of 20 basis points. The average investment securities portfolio balance increased by $378 million due to the use of excess liquidity to purchase investments. The yield on the investment securities portfolio increased by 8 basis points as new investment purchase yields were higher due to the increase in short-term interest rates.

Noninterest income	15	19	(4)
Noninterest income decreased for the three months ended September 30, 2017 compared to noninterest income for the three months ended September 30, 2016 due to lower mortgage banking income. Prior year’s noninterest income included a gain on sale of real estate with no similar sale in 2017.

Revenues	74	74	—
Interest expense	3	3	—
Interest expense was flat for the three months ended September 30, 2017 compared to the same period in 2016 as higher interest expense from the growth in term certificates was offset by lower interest expense on other borrowings as a result of lower repurchase agreements and FHLB advances. Average deposit balances for the three months ended September 30, 2017 increased by $392 million compared to the same period in 2016 due to an increase in core deposits and term certificates of $303 million and $89 million, respectively. Other borrowings decreased by $105 million primarily due to a decrease in repurchase agreements and FHLB advances of $72 million and $33 million, respectively. The interest-bearing liability rate for the three months ended September 30, 2017 decreased by 5 basis points compared to the same period in 2016.

Provision for loan losses	1	6	(5)
The provision for loan losses decreased by $5.3 million for the three months ended September 30, 2017 compared to the provision for loan losses for the three months ended September 30, 2016. The provision for loan losses for 2017 was primarily due to increased loan loss reserves for the consumer loan portfolio partly offset by the release of reserves for the commercial real estate and syndicated national credit loan portfolios due to loan paydowns and sales as the Bank strategically worked to improve commercial asset quality. The provision for loan losses for 2016 was primarily due to increased reserves for growth in the loan portfolio, additional loan loss reserves for the consumer loan portfolio and loan loss reserves for commercial loans due to downgrades of specific commercial credits. Delinquency rates have increased from 0.51% at September 30, 2016 to 0.60% at September 30, 2017. The annualized net charge-off ratio for the three months ended September 30, 2017 was 0.32% compared to an annualized net charge-off ratio of 0.20% for the same period in 2016. The increase in net charge-offs were due to an increase in consumer loan portfolio charge-offs as a result of ASB’s strategic expansion of its unsecured consumer loan product offering with risk-based pricing.

Noninterest expense	44	42	2
The increase in noninterest expense for the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to higher compensation and employee benefits expenses as a result of higher performance-based compensation costs and higher employee benefit costs.

Expenses	48	51	(3)
Operating income	26	23	3	Higher net interest income and lower provision for loan losses was partly offset by higher noninterest expenses and lower noninterest income.
Net income	18	15	3

	Nine months ended September 30		Increase
(in millions)	2017	2016	(decrease)	Primary reason(s)
Interest income	$176	$163	$13
The increase in interest income was the result of higher average earning asset balances and an increase in yields on earning assets. ASB’s average loan portfolio balance for the nine months ended September 30, 2017 increased by $17 million compared to the same period in 2016 as average consumer, commercial real estate and home equity lines of credit balances increased by $58 million, $48 million and $23 million, respectively. The growth in these loan portfolios was reflective of ASB’s portfolio mix target and loan growth strategy. The average commercial loan balance decreased by $103 million primarily due to a decrease in the syndicated national credit loan portfolio. The yield on earning assets increased by 7 basis points due to a shift in the mix of the loan portfolio with the growth in the commercial real estate and consumer loan portfolios and repricing of the adjustable rate loans with the increase in the interest rate environment, which resulted in an increase in loan portfolio yields of 17 basis points. The average investment securities portfolio balance increased by $358 million due to the use of excess liquidity to purchase investments. The yield on the investment securities portfolio increased by 9 basis points as new investment purchase yields were higher due to the increase in short-term interest rates.

Noninterest income	47	50	(3)
Noninterest income decreased slightly for the nine months ended September 30, 2017 compared to noninterest income for the nine months ended September 30, 2016 due to lower mortgage banking income. Prior year’s noninterest income included gains on sales of securities and a gain on sale of real estate with no similar sales in 2017.

Revenues	223	213	10
Interest expense	9	10	(1)
Interest expense was lower for the nine months ended September 30, 2017 compared to the same period in 2016 as higher interest expense from the growth in term certificates was more than offset by lower interest expense on other borrowings as a result of lower repurchase agreements and FHLB advances. Average deposit balances for the nine months ended September 30, 2017 increased by $471 million compared to the same period in 2016 due to an increase in core deposits and term certificates of $334 million and $137 million, respectively. Other borrowings decreased by $102 million primarily due to a decrease in repurchase agreements. The interest-bearing liability rate for the nine months ended September 30, 2017 decreased by 3 basis points compared to the same period in 2016.

Provision for loan losses	7	15	(8)
The provision for loan losses decreased by $8.0 million for the nine months ended September 30, 2017 compared to the provision for loan losses for the nine months ended September 30, 2016. The provision for loan losses for the first nine months of 2017 was primarily due to increased loan loss reserves for the consumer loan portfolio partly offset by the release of reserves for the commercial real estate and syndicated national credit loan portfolios due to lower outstanding balances and improved credit quality. The provision for loan losses for the first nine months of 2016 was primarily due to increased reserves for growth in the loan portfolio, additional loan loss reserves for the consumer loan portfolio and loan loss reserves for commercial loans due to downgrades of specific commercial credits. Delinquency rates have increased from 0.51% at September 30, 2016 to 0.60% at September 30, 2017. The annualized net charge-off ratio for the nine months ended September 30, 2017 was 0.27% compared to an annualized net charge-off ratio of 0.19% for the same period in 2016. The increase in net charge-offs for the first nine months of 2017 was due to an increase in consumer loan portfolio charge-offs as a result of ASB’s strategic expansion of its unsecured consumer loan product offering with risk-based pricing.

Noninterest expense	131	126	5
The increase in noninterest expense for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to higher compensation and employee benefits expenses as a result of higher performance-based compensation costs and higher employee benefit costs. Prior year’s noninterest expense included costs related to the replacement and upgrade of the electronic banking platform.

Expenses	147	151	(4)
Operating income	76	62	14	Higher net interest income and lower provision for loan losses was partly offset by higher noninterest expenses and lower noninterest income.
Net income	50	41	9

                       See Note 4 of the Condensed Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
                       ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

                       ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended September 30		Nine months ended September 30
(percent)	2017	2016	2017	2016
Return on average assets	1.07	0.97	1.02	0.89
Return on average equity	11.64	10.36	11.24	9.50
Net interest margin	3.69	3.57	3.68	3.59
Average balance sheet and net interest margin.  The following tables provide a summary of average balances including major categories of interest-earning assets and interest-bearing liabilities:

	Three months ended September 30
	2017			2016
(dollars in thousands)	Average balance	Interest[1] income/ expense	Yield/ rate (%)	Average balance	Interest[1] income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$54,598	$172	1.23	$97,885	$124	0.50
FHLB stock	10,401	45	1.70	11,218	54	1.89
Available-for-sale investment securities
Taxable	1,291,604	6,521	2.02	928,698	4,581	1.97
Non-taxable	15,427	171	4.33	—	—	—
Total available-for-sale investment securities	1,307,031	6,692	2.05	928,698	4,581	1.97
Loans
Residential 1-4 family	2,066,648	21,383	4.14	2,077,135	22,044	4.24
Commercial real estate	880,304	9,542	4.26	888,886	9,113	4.08
Home equity line of credit	895,224	7,714	3.42	864,589	7,204	3.31
Residential land	16,340	296	7.26	18,764	282	6.00
Commercial	618,708	6,863	4.39	750,366	7,327	3.87
Consumer	213,619	6,412	11.91	159,226	4,474	11.18
Total loans [2,3]	4,690,843	52,210	4.42	4,758,966	50,444	4.22
Total interest-earning assets [2]	6,062,873	59,119	3.88	5,796,767	55,203	3.80
Allowance for loan losses	(55,881)			(55,480)
Non-interest-earning assets	558,736			514,120
Total assets	$6,565,728			$6,255,407
Liabilities and shareholder’s equity:
Savings	$2,292,341	$400	0.07	$2,139,863	$358	0.07
Interest-bearing checking	901,645	61	0.03	837,480	43	0.02
Money market	138,151	41	0.12	161,149	52	0.13
Time certificates	686,638	1,942	1.12	597,537	1,418	0.94
Total interest-bearing deposits	4,018,775	2,444	0.24	3,736,029	1,871	0.20
Advances from Federal Home Loan Bank	66,848	436	2.59	100,000	792	3.10
Securities sold under agreements to repurchase	90,011	34	0.15	161,652	672	1.63
Total interest-bearing liabilities	4,175,634	2,914	0.28	3,997,681	3,335	0.33
Non-interest bearing liabilities:
Deposits	1,681,774			1,572,821
Other	103,695			101,759
Shareholder’s equity	604,625			583,146
Total liabilities and shareholder’s equity	$6,565,728			$6,255,407
Net interest income		$56,205			$51,868
Net interest margin (%) [4]			3.69			3.57

	Nine months ended September 30
	2017			2016
(dollars in thousands)	Average balance	Interest[1] income/ expense	Yield/ rate (%)	Average balance	Interest[1] income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$64,426	$479	0.98	$80,738	$304	0.50
FHLB stock	11,128	150	1.80	11,094	142	1.71
Available-for-sale investment securities
Taxable	1,235,029	19,651	2.12	892,726	13,773	2.06
Non-taxable	15,427	481	4.11	—	—	—
Total available-for-sale investment securities	1,250,456	20,132	2.15	892,726	13,773	2.06
Loans
Residential 1-4 family	2,070,150	65,172	4.20	2,076,308	66,565	4.27
Commercial real estate	902,605	28,676	4.20	854,977	25,993	4.04
Home equity line of credit	880,472	22,078	3.35	857,652	21,058	3.28
Residential land	16,816	791	6.28	18,577	843	6.05
Commercial	650,554	21,108	4.32	753,783	22,294	3.93
Consumer	201,379	17,444	11.58	143,514	11,818	11.00
Total loans [2,3]	4,721,976	155,269	4.38	4,704,811	148,571	4.21
Total interest-earning assets [2]	6,047,986	176,030	3.88	5,689,369	162,790	3.81
Allowance for loan losses	(56,276)			(52,902)
Non-interest-earning assets	537,894			505,014
Total assets	$6,529,604			$6,141,481
Liabilities and shareholder’s equity:
Savings	$2,271,926	$1,160	0.07	$2,095,975	$1,034	0.07
Interest-bearing checking	898,794	175	0.03	831,412	127	0.02
Money market	146,864	133	0.12	164,596	157	0.13
Time certificates	676,083	5,390	1.07	539,314	3,836	0.95
Total interest-bearing deposits	3,993,667	6,858	0.23	3,631,297	5,154	0.19
Advances from Federal Home Loan Bank	89,273	1,999	2.99	101,232	2,363	3.07
Securities sold under agreements to repurchase	93,128	111	0.16	182,671	2,053	1.48
Total interest-bearing liabilities	4,176,068	8,968	0.29	3,915,200	9,570	0.32
Non-interest bearing liabilities:
Deposits	1,658,238			1,549,467
Other	100,499			100,210
Shareholder’s equity	594,799			576,604
Total liabilities and shareholder’s equity	$6,529,604			$6,141,481
Net interest income		$167,062			$153,220
Net interest margin (%) [4]			3.68			3.59

[1]
Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $0.06 million and nil for the three months ended September 30, 2017 and 2016, respectively and $0.2 million and nil for the nine months ended September 30, 2017 and 2016, respectively.

2 Includes loans held for sale, at lower of cost or fair value.

[3]
Includes recognition of deferred loan fees of $0.3 million and $0.6 million for the three months ended September 30, 2017 and 2016 and $1.4 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

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

                       Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. The composition of ASB’s loans receivable was as follows:

	September 30, 2017		December 31, 2016
(dollars in thousands)	Balance	% of total	Balance	% of total
Real estate:
Residential 1-4 family	$2,066,023	44.2	$2,048,051	43.2
Commercial real estate	745,583	15.9	800,395	16.9
Home equity line of credit	905,249	19.4	863,163	18.2
Residential land	18,611	0.4	18,889	0.4
Commercial construction	128,407	2.7	126,768	2.7
Residential construction	13,031	0.3	16,080	0.3
Total real estate	3,876,904	82.9	3,873,346	81.7
Commercial	589,669	12.6	692,051	14.6
Consumer	211,571	4.5	178,222	3.7
	4,678,144	100.0	4,743,619	100.0
Less: Deferred fees and discounts	(1,863)		(4,926)
Allowance for loan losses	(53,047)		(55,533)
Total loans, net	$4,623,234		$4,683,160
Home equity — key credit statistics. Attention has been given by regulators and rating agencies to the potential for increased exposure to credit losses associated with home equity lines of credit (HELOC) that were originated during the period of rapid home price appreciation between 2003 and 2007 as they have reached, or are starting to reach, the end of their 10-year, interest only payment periods. Once the interest only payment period has ended, payments are reset to include principal repayments along with interest. ASB does not have a large exposure to HELOCs originated between 2003 and 2007. Nearly all of the HELOC originations prior to 2008 consisted of amortizing equity lines that have structured principal payments during the draw period. These older equity lines represent 1% of the portfolio and are included in the amortizing balances identified in the loan portfolio table below.

	September 30, 2017	December 31, 2016
Outstanding balance of home equity loans (in thousands)	$905,249	$863,163
Percent of portfolio in first lien position	47.2%	45.1%
Annualized net charge-off (recovery) ratio	(0.04)%	0.01%
Delinquency ratio	0.38%	0.35%

			End of draw period – interest only			Current
September 30, 2017	Total	Interest only	2017-2018	2019-2021	Thereafter	amortizing
Outstanding balance (in thousands)	$905,249	$718,843	$55,842	$97,061	$565,940	$186,406
% of total	100%	79%	6%	11%	62%	21%

                       The HELOC portfolio comprised 19% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable rate term loan with a 20-year amortization period. This product type comprises 79% of the total HELOC portfolio and is the current product offering. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed rate loan with level principal and interest payments. As of September 30, 2017, approximately 20% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option.
Loan portfolio risk elements.  See Note 4 of the Condensed Consolidated Financial Statements.

Available-for-sale investment securities.  ASB’s investment portfolio was comprised as follows:

	September 30, 2017		December 31, 2016
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$182,118	14%	$192,281	18%
Mortgage-related securities — FNMA, FHLMC and GNMA	1,122,565	85	897,474	81
Mortgage revenue bond	15,427	1	15,427	1
Total available-for-sale investment securities	$1,320,110	100%	$1,105,182	100%
Principal and interest on mortgage-related securities issued by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) are guaranteed by the issuer and, in the case of GNMA, backed by the full faith and credit of the U.S. government.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Des Moines and securities sold under agreements to repurchase continue to be additional sources of funds. As of September 30, 2017 and December 31, 2016, ASB’s costing liabilities consisted of 97% deposits and 3% other borrowings. The weighted average cost of deposits for the first nine months of 2017 and 2016 was 0.16% and 0.13%, respectively.
Federal Home Loan Bank of Des Moines. As of September 30, 2017 and December 31, 2016, ASB had $50 million and $100 million of advances outstanding at the FHLB of Des Moines. The decrease in advances outstanding was due to the payoff of a maturing FHLB advance. As of September 30, 2017, the unused borrowing capacity with the FHLB of Des Moines was $1.9 billion. The FHLB of Des Moines continues to be an important source of liquidity for ASB.
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
As of September 30, 2017, ASB had an unrealized loss, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $5.5 million compared to an unrealized loss, net of taxes, of $7.9 million at December 31, 2016. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first nine months of 2017, ASB recorded a provision for loan losses of $7.2 million primarily due to increased loan loss reserves for the consumer loan portfolio partly offset by the release of reserves for the commercial real estate and syndicated national credit loan portfolios due to lower outstanding balances and improved credit quality. During the first nine months of 2016, ASB recorded a provision for loan losses of $15.3 million primarily due to increased loss reserves for growth in the loan portfolio, additional loan loss reserves for the consumer loan portfolio and loan loss reserves for commercial loans due to downgrades of specific commercial credits. Financial stress on ASB’s customers may result in higher levels of delinquencies and losses.

	Nine months ended September 30		Year ended December 31,
(in thousands)	2017	2016	2016
Allowance for loan losses, January 1	$55,533	$50,038	$50,038
Provision for loan losses	7,231	15,266	16,763
Less: net charge-offs	9,717	6,567	11,268
Allowance for loan losses, end of period	$53,047	$58,737	$55,533
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.27%	0.19%	0.24%
We maintain a reserve for credit losses that consists of two components, the allowance for loan losses and a reserve for unfunded loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in other noninterest expense. As of September 30, 2017 and December 31, 2016, the reserve for unfunded loan commitments was $1.7 million.
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
The final rule was effective January 1, 2015 for ASB. As of September 30, 2017, ASB met the new capital requirements with a Common equity Tier-1 ratio of 12.7%, a Tier-1 capital ratio of 12.7%, a Total capital ratio of 13.9% and a Tier-1 leverage ratio of 8.7%.
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
Overtime Rules. The Secretary of Labor updated the overtime regulations of the Fair Labor Standards Act to simplify and modernize them. The Department of Labor issued final rules that will raise the salary threshold indicating eligibility from $455/week to $913/week ($47,476 per year), and update automatically the salary threshold every three years, based on wage growth over time, increasing predictability. The final rule was to become effective on December 1, 2016. In late-November 2016 however, the U.S. District Court in the Eastern District of Texas granted a nationwide preliminary injunction that blocked the final rule, saying the Department of Labor's rule exceeds the authority the agency was delegated by Congress. Despite this block, ASB modified its salaries in the fourth quarter of 2016 such that it is in voluntary compliance with the final rule. On July 26, 2017, the Department of Labor published a Request for Information Defining and Delimiting the Exemptions for Executive, Administrative, Professional, Outside Sales and Computer Employees. On August 31, 2017, U.S. District Court in the Eastern District of Texas

granted summary judgment against the Department of Labor in consolidated cases challenging the final rule published on May 23, 2016. The court held that the final rule’s salary level exceeded the Department of Labor’s authority and concluded that the final rule was invalid.
Arbitration Agreements. Pursuant to section 1028(b) of the Dodd-Frank Act, on July 19, 2017, the Bureau issued a final rule to regulate arbitration agreements in contracts for specified consumer financial product and services. First, the final rule prohibits covered providers of certain consumer financial products and services from using an agreement with a consumer that provides for arbitration of any future dispute between the parties to bar the consumer from filing or participating in a class action concerning the covered consumer financial product or service. Second, the final rule requires covered providers that are involved in arbitration pursuant to a pre-dispute arbitration agreement to submit specified arbitral records to the Bureau and also to submit specified court records. The compliance date for this regulation is March 19, 2018. Under the Congressional Review Act, the U.S. House of Representatives voted to overturn the final rule on July 25, 2017, and the U.S. Senate did the same on October 24, 2017. On November 1, 2017, the President signed the repeal of the final rule. ASB is currently evaluating the impact of these events on its affected agreements.
FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	September 30, 2017	December 31, 2016	% change
Total assets	$6,619	$6,421	3
Available-for-sale investment securities	1,320	1,105	19
Loans receivable held for investment, net	4,623	4,683	(1)
Deposit liabilities	5,752	5,549	4
Other bank borrowings	154	193	(20)
As of September 30, 2017, ASB was one of Hawaii’s largest financial institutions based on assets of $6.6 billion and deposits of $5.8 billion.
As of September 30, 2017, ASB’s unused FHLB borrowing capacity was approximately $1.9 billion. As of September 30, 2017, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.8 billion. As of September 30, 2017, the Company did not have commitments to lend to borrowers whose loan terms have been modified in troubled debt restructurings. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the nine months ended September 30, 2017, net cash provided by ASB’s operating activities was $80 million. Net cash used during the same period by ASB’s investing activities was $211 million, primarily due to purchases of investment securities of $369 million, additions to premises and equipment of $36 million, and contributions to low-income housing investments of $8 million, partly offset by receipt of repayments from investment securities of $155 million, proceeds from the sale of commercial loans of $31 million, a net decrease in loans receivable of $13 million, and a decrease in restricted cash of $2 million. Net cash provided by financing activities during this period was $131 million, primarily due to increases in deposit liabilities of $203 million, proceeds from FHLB advances of $60 million, and a net increase in retail repurchase agreements of $24 million, partly offset by principal payments on FHLB advances of $110 million, repayments of securities sold under agreements to repurchase of $14 million, a net decrease in mortgage escrow deposits of $5 million and $28 million in common stock dividends to HEI (through ASB Hawaii).
For the nine months ended September 30, 2016, net cash provided by ASB’s operating activities was $42 million. Net cash used during the same period by ASB’s investing activities was $310 million, primarily due to purchases of investment securities of $354 million, a net increase in loans receivable of $175 million and additions to premises and equipment of $8 million, partly offset by receipt of repayments and calls of investment securities of $173 million, proceeds from the sale of investment securities of $16 million and proceeds from the sale of commercial loans of $38 million. Net cash provided by financing activities during this period was $260 million, primarily due to increases in deposit liabilities of $355 million, partly offset by a net decrease in retail repurchase agreements of $21 million, maturities of securities sold under agreements to repurchase of $42 million, a net decrease in escrow deposits of $5 million and $27 million in common stock dividends to HEI (through ASB Hawaii).
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of September 30, 2017, ASB was well-capitalized (minimum ratio requirements noted in parentheses)

with a Common equity Tier-1 ratio of 12.7% (6.5%), a Tier-1 capital ratio of 12.7% (8.0%), a Total capital ratio of 13.9% (10.0%) and a Tier-1 leverage ratio of 8.7% (5.0%). As of December 31, 2016, ASB was well-capitalized with a common equity Tier-1 ratio of 12.2%, Tier-1 capital ratio of 12.2%, a Total capital ratio of 13.4% and a Tier-1 leverage ratio of 8.6%. All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to HEI (through ASB Hawaii).
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
ASB’s interest-rate risk sensitivity measures as of September 30, 2017 and December 31, 2016 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
+300	3.4%	1.9%	(6.0)%	(8.0)%
+200	2.5	0.8	(2.7)	(4.6)
+100	1.4	—	—	(1.6)
-100	(2.6)	(0.5)	(6.1)	(1.6)
Management believes that ASB’s interest rate risk position as of September 30, 2017 represents a reasonable level of risk. The NII profile under the rising interest rate scenarios was more asset sensitive for all rate increases as of September 30, 2017 compared to December 31, 2016. Interest income increased due to the growth of the investment portfolio and higher income from the commercial and HELOC loan portfolios due to an increase in the short-term LIBOR and prime rates. In addition, the repricing assumptions of certain commercial loans were updated, which resulted in a net increase in NII.
ASB’s base EVE increased to $1.15 billion as of September 30, 2017, compared to $1.09 billion as of December 31, 2016, due to the growth and mix of the balance sheet. The growth of the investment portfolio was funded with the increase in core deposits. The upward shift in short term rates resulted in the market valuation of assets exceeding the valuation of liabilities.
EVE sensitivity to rising rates declined as of September 30, 2017 compared to December 31, 2016. During the first nine months of the year, the purchase of intermediate-termed duration investment securities was funded by longer duration core deposits, resulting in a net decrease in EVE sensitivity. In addition, during the third quarter, the implementation of a new balance sheet management system along with some modeling improvements further decreased sensitivity.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
An evaluation was performed under the supervision and with the participation of Hawaiian Electric’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Hawaiian Electric’s disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act. Management, including Hawaiian Electric’s Chief Executive Officer and Chief Financial Officer, concluded that Hawaiian Electric’s disclosure controls and procedures were effective, as of the end of the period covered by this report, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of HEI common shares were made during the third quarter to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2017	33,787	$32.51	—	NA
August 1 to 31, 2017	25,972	$33.23	—	NA
September 1 to 30, 2017	181,072	$34.33	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
** The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 32,817 of the 33,787 shares, all of the 25,972 shares and 163,512 of the 181,072 shares were purchased for the DRIP; none of the 33,787 shares, none of the 25,972 shares and 13,700 of the 181,072 shares were purchased for the HEIRSP; and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 5. Other Information
A.            Ratio of earnings to fixed charges.

	Nine months ended September 30		Years ended December 31
	2017	2016	2016	2015	2014	2013	2012
HEI and Subsidiaries
Excluding interest on ASB deposits	3.92	5.34	5.05	3.68	3.80	3.55	3.30
Including interest on ASB deposits	3.66	5.04	4.75	3.54	3.65	3.42	3.15
Hawaiian Electric and Subsidiaries	3.58	4.18	4.11	3.97	4.04	3.72	3.37

See HEI Exhibit 12.1 and Hawaiian Electric Exhibit 12.2.

Item 6. Exhibits

HEI Exhibit 4	Letter Amendment effective August 15, 2017 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company

HEI Exhibit 12.1
Hawaiian Electric Industries, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, nine months ended September 30, 2017 and 2016 and years ended December 31, 2016, 2015, 2014, 2013 and 2012

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

Hawaiian Electric Exhibit 12.2
Hawaiian Electric Company, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, nine months ended September 30, 2017 and 2016 and years ended December 31, 2016, 2015, 2014, 2013 and 2012

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Alan M. Oshima
	Constance H. Lau		Alan M. Oshima
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Gregory C. Hazelton	By	/s/ Tayne S. Y. Sekimura
	Gregory C. Hazelton		Tayne S. Y. Sekimura
	Executive Vice President and		Senior Vice President
	Chief Financial Officer		and Chief Financial Officer
	(Principal Financial and Accounting		(Principal Financial Officer of Hawaiian Electric)
Officer of HEI)

Date: November 2, 2017		Date: November 2, 2017