Form 10-K
period 2017-12-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2018-03-01
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Hawaiian Electric Industries Inc.	Large accelerated filer X Accelerated filer Non-accelerated filer (Do not check if a smaller reporting company) Smaller reporting company Emerging growth company	Hawaiian Electric Company, Inc.	Large accelerated filer Accelerated filer Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Hawaiian Electric Industries Inc. Yes No	Hawaiian Electric Company, Inc. Yes No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries Inc. Yes No X	Hawaiian Electric Company, Inc. Yes No X

	Aggregate market value of the voting and non- voting common equity held by non-affiliates of the registrants as of	Number of shares of common stock outstanding of the registrants as of
	June 30, 2017	June 30, 2017	February 13, 2018
Hawaiian Electric Industries, Inc. (HEI)	$3,522,474,037	108,785,486 (Without par value)	108,841,157 (Without par value)
Hawaiian Electric Company, Inc. (Hawaiian Electric)	None	16,019,785 ($6 2/3 par value)	16,142,216 ($6 2/3 par value)

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

Selected sections of Proxy Statement of HEI for the 2018 Annual Meeting of Shareholders to be filed-Part III

This combined Form 10-K represents separate filings by Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc. Information contained herein relating to any individual registrant is filed by each registrant on its own behalf. Hawaiian Electric makes no representations as to any information not relating to it or its subsidiaries.

i

GLOSSARY OF TERMS
Defined below are certain terms used in this report:

Terms	Definitions

ABO	Accumulated benefit obligation
ADIT	Accumulated deferred income tax balances
AES Hawaii	AES Hawaii, Inc.
AFS	Available-for-sale
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
AOS	Adequacy of supply
APBO	Accumulated postretirement benefit obligation
ARO	Asset retirement obligations
ASB	American Savings Bank, F.S.B., a wholly-owned subsidiary of ASB Hawaii Inc.
ASB Hawaii	ASB Hawaii, Inc. (formerly American Savings Holdings, Inc.), a wholly-owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Btu	British thermal unit
CAA	Clean Air Act
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Chevron	Chevron Products Company, which assigned their fuel oil supply contracts with the Utilities to Island Energy Services, LLC.
CIAC	Contributions in aid of construction
CIP CT-1	Campbell Industrial Park 110 MW combustion turbine No. 1
CIS	Customer Information System
Company
When used in Hawaiian Electric Industries, Inc. sections and in the Notes to Consolidated Financial Statements, “Company” refers to Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B.; HEI Properties, Inc. (dissolved in 2015 and wound up in 2017); The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.); and Pacific Current, LLC and its subsidiaries, Hamakua Holdings, LLC (and its subsidiary, Hamakua Energy, LLC) and Mauo Holdings, LLC (and its subsidiary, Mauo, LLC)
When used in Hawaiian Electric Company, Inc. sections, “Company” refers to Hawaiian Electric Company, Inc. and its direct subsidiaries.

Consolidated Financial Statements	HEI’s and Hawaiian Electric's combined Consolidated Financial Statements, including notes, in Item 8 of this Form 10-K
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
CBRE	Community-based renewable energy
D&O	Decision and order from the PUC
DBEDT	State of Hawaii Department of Business Economic Development and Tourism
DBF	State of Hawaii Department of Budget and Finance
DG	Distributed generation
DER	Distributed energy resources
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOH	Department of Health of the State of Hawaii
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
DSM	Demand-side management
ECAC	Energy cost adjustment clause
EEPS	Energy Efficiency Portfolio Standards
EGU	Electrical generating unit
EIP	2010 Executive Incentive Plan, as amended
EPA	Environmental Protection Agency - federal
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERL	Environmental Response Law of the State of Hawaii
ERP/EAM	Enterprise Resource Planning/Enterprise Asset Management

GLOSSARY OF TERMS (continued)

Terms	Definitions

Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
federal	U.S. Government
FERC	Federal Energy Regulatory Commission
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings, Inc.
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GNMA	Government National Mortgage Association
Gramm Act	Gramm-Leach-Bliley Act of 1999
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
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
HEI
Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., HEI Properties, Inc. (dissolved in 2015 and wound up in 2017), The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.) and Pacific Current, LLC

HEI's 2018 Proxy Statement
Selected sections of Proxy Statement for the 2018 Annual Meeting of Shareholders of Hawaiian Electric Industries, Inc. to be filed after the date of this Form 10-K, which are incorporated in this Form 10-K by reference

HEI’s MD&A	Hawaiian Electric Industries, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K
HEIPI	HEI Properties, Inc. (dissolved in 2015 and wound up in 2017), a wholly-owned subsidiary of Hawaiian Electric Industries, Inc.
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
Hamakua Energy
Hamakua Energy, LLC, an indirect subsidiary of HEI and successor in interest to Hamakua Energy Partners, L.P., an affiliate of Arclight Capital Partners (a Boston based private equity firm focused on energy infrastructure investments) and successor in interest to Encogen Hawaii, L.P.

HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
HTB
Hawaiian Tug & Barge Corp. On November 10, 1999, HTB sold substantially all of its operating assets and the stock of its subsidiary, Young Brothers, Limited, and changed its name to The Old Oahu Tug Services, Inc.

HTM	Held-to-maturity
IPP	Independent power producer
IRP	Integrated resource plan
IRR	Interest rate risk
Island Energy
Island Energy Services, LLC (a fuel oil supplier and subsidiary of One Rock Capital Partners, L.P.), who purchased Chevron's Hawaii assets on November 1, 2016 and was assigned Chevron's fuel oil supply contracts with the Utilities.

Kalaeloa	Kalaeloa Partners, L.P.
kV	Kilovolt
kW	Kilowatt/s (as applicable)
KWH	Kilowatthour/s (as applicable)
LNG	Liquefied natural gas
LSFO	Low sulfur fuel oil
LTIP	Long-term incentive plan

GLOSSARY OF TERMS (continued)

Terms	Definitions

MATS	Mercury and Air Toxics Standards
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
MBtu	Million British thermal unit
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger
As provided in the Merger Agreement (see below), merger of NEE Acquisition Sub II, Inc. with and into HEI, with HEI surviving, and then merger of HEI with and into NEE Acquisition Sub I, LLC, with NEE Acquisition Sub I, LLC surviving as a wholly owned subsidiary of NextEra Energy, Inc.

Merger Agreement	Agreement and Plan of Merger by and among HEI, NextEra Energy, Inc., NEE Acquisition Sub II, Inc. and NEE Acquisition Sub I, LLC, dated December 3, 2014 and terminated July 16, 2016
Moody’s	Moody’s Investors Service’s
MOU	Memorandum of Understanding
MPIR	Major Project Interim Recovery
MSFO	Medium sulfur fuel oil
MSR	Mortgage servicing right
MW	Megawatt/s (as applicable)
MWh	Megawatthour/s (as applicable)
NA	Not applicable
NAAQS	National Ambient Air Quality Standard
NEE	NextEra Energy, Inc.
NEM	Net energy metering
NII	Net interest income
NM	Not meaningful
NPBC	Net periodic benefits costs
NPPC	Net periodic pension costs
NQSO	Nonqualified stock options
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
OTS	Office of Thrift Supervision, Department of Treasury
OTTI	Other-than-temporary impairment
PBO	Projected benefit obligation
PCB	Polychlorinated biphenyls
PGV	Puna Geothermal Venture
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PSD	Prevention of Significant Deterioration
PSIPs	Power Supply Improvement Plans
PUC	Public Utilities Commission of the State of Hawaii
PURPA	Public Utility Regulatory Policies Act of 1978
PV	Photovoltaic
QF	Qualifying Facility under the Public Utility Regulatory Policies Act of 1978
QTL	Qualified Thrift Lender
RAM	Rate adjustment mechanism
RBA	Revenue balancing account
Registrant	Each of Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc.
REIP	Renewable Energy Infrastructure Program
RFP	Request for proposals
RHI	Renewable Hawaii, Inc., a wholly-owned nonregulated subsidiary of Hawaiian Electric Company, Inc.
ROA	Return on assets
ROACE	Return on average common equity
RORB	Return on rate base
RPS	Renewable portfolio standards
S&P	Standard & Poor’s
SAR	Stock appreciation right

GLOSSARY OF TERMS (continued)

Terms	Definitions

SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference (or means refer to the referenced section in this document or the referenced exhibit or other document)
SLHCs	Savings & Loan Holding Companies
SOIP	1987 Stock Option and Incentive Plan, as amended. Shares of HEI common stock reserved for issuance under the SOIP were deregistered and delisted in 2015.
Spin-Off	The previously planned distribution to HEI shareholders of all of the common stock of ASB Hawaii immediately prior to the Merger, which was terminated
SPRBs	Special Purpose Revenue Bonds
ST	Steam turbine
state	State of Hawaii
Tax Act	2017 Tax Cuts and Jobs Act (H.R. 1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018)
TDR	Troubled debt restructuring
Tesoro	Tesoro Hawaii Corporation dba BHP Petroleum Americas Refining Inc., a fuel oil supplier
TOOTS	The Old Oahu Tug Service, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc.
Trust III	HECO Capital Trust III
UBC	Uluwehiokama Biofuels Corp., a wholly-owned nonregulated subsidiary of Hawaiian Electric Company, Inc.
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity

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
Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:

•
international, national and local economic and political conditions--including the state of the Hawaii tourism, defense and construction industries; the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans held by ASB, which could result in higher loan loss provisions and write-offs); decisions concerning the extent of the presence of the federal government and military in Hawaii; the implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions; and the potential impacts of global developments (including global economic conditions and uncertainties; unrest; the conflict in Syria; the effects of changes that have or may occur in U.S. policy, such as with respect to immigration and trade; terrorist acts by ISIS or others; potential conflict or crisis with North Korea; and potential pandemics);

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

•
changes in laws, regulations (including tax regulations), market conditions and other factors that result in changes in assumptions used to calculate retirement benefits costs and funding requirements;

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

•
new technological developments that could affect the operations and prospects of the Utilities and ASB or their competitors such as the commercial development of energy storage and microgrids and banking through alternative channels;

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
Besides Hawaiian Electric and its subsidiaries, HEI also currently owns directly or indirectly the following subsidiaries:  ASB Hawaii, Inc. (ASB Hawaii) (a holding company, formerly known as American Savings Holdings, Inc.) and its subsidiary, American Savings Bank, F.S.B. (ASB); HEI Properties, Inc. (HEIPI), which was dissolved on December 11, 2015 and wound up in June 2017; The Old Oahu Tug Service, Inc. (TOOTS); and Pacific Current, LLC, and its direct and indirect subsidiaries.
ASB, acquired by HEI in 1988, is one of the largest financial institutions in the State of Hawaii with assets of $6.8 billion as of December 31, 2017.
TOOTS administers certain employee and retiree-related benefit programs and monitors matters related to its predecessor’s former maritime freight transportation operations.
In September 2017, HEI formed new 100% owned subsidiaries—Pacific Current, LLC and its subsidiary Hamakua Holdings, LLC and its subsidiary, Hamakua Energy, LLC. On November 24, 2017, Hamakua Energy, LLC acquired Hamakua Energy Partners, L.P.’s 60-megawatt combined cycle power plant and other assets from affiliates of ArcLight Capital Partners, a private equity firm focused on energy infrastructure investments. The plant sells power to Hawaii Electric Light under an existing power purchase agreement (PPA) that expires in 2030.
In November 2017, HEI formed new 100% owned subsidiaries—Mauo Holdings, LLC (a 100% owned subsidiary of Pacific Current, LLC) and its subsidiary, Mauo, LLC. See Note 2 in the Notes to the Consolidated Financial Statements.
Termination of proposed Merger. For information concerning the termination of HEI's Merger Agreement with NextEra Energy, Inc., see Note 15 of the Consolidated Financial Statements.
Additional information.  For additional information about HEI, see HEI’s MD&A, HEI’s “Quantitative and Qualitative Disclosures about Market Risk” and HEI’s Consolidated Financial Statements, including the Notes thereto.
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
Commitments and contingencies.  See “HEI Consolidated—Liquidity and capital resources –Selected contractual obligations and commitments” in HEI’s MD&A, Hawaiian Electric’s “Commitments and contingencies” below and Note 4 of the Consolidated Financial Statements.

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
HEI and ASB Hawaii are subject to Federal Reserve Board (FRB) regulation, supervision and reporting requirements as savings and loan holding companies. As a result of the enactment of the Dodd-Frank Act, supervision and regulation of HEI and ASB Hawaii, as thrift holding companies, moved to the FRB, and supervision and regulation of ASB, as a federally chartered savings bank, moved to the Office of the Comptroller of the Currency (OCC) in July 2011. In the event the OCC has reasonable cause to believe that any activity of HEI or ASB Hawaii constitutes a serious risk to the financial safety, soundness or stability of ASB, the OCC is authorized to impose certain restrictions on HEI, ASB Hawaii and/or any of their subsidiaries. Possible restrictions include precluding or limiting: (i) the payment of dividends by ASB; (ii) transactions between ASB, HEI or ASB Hawaii, and their subsidiaries or affiliates; and (iii) any activities of ASB that might expose ASB to the liabilities of HEI and/or ASB Hawaii and their other affiliates. See “Restrictions on dividends and other distributions” below.
Bank regulations generally prohibit savings and loan holding companies and their nonthrift subsidiaries from engaging in activities other than those which are specifically enumerated in the regulations. However, the unitary savings and loan holding company relationship among HEI, ASB Hawaii and ASB is “grandfathered” under the Gramm-Leach-Bliley Act of 1999 (Gramm Act) so that HEI and its subsidiaries are able to continue to engage in their current activities so long as ASB satisfies the qualified thrift lender (QTL) test discussed under “Bank—Regulation—Qualified thrift lender test.” ASB met the QTL test at all times during 2017; however, the failure of ASB to satisfy the QTL test in the future could result in a need for HEI to divest ASB.
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
The abilities of certain of HEI’s subsidiaries to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions. Under the PUC Agreement, in the event that the consolidated common stock equity of the electric utility subsidiaries falls below 35% of the total capitalization of the electric utilities (including the current maturities of long-term debt, but excluding short-term borrowings), the electric utility subsidiaries would, absent PUC approval, be restricted in their payment of cash dividends to 80% of the earnings available for the payment of dividends in the current fiscal year and preceding five years, less the amount of dividends paid during that period. The PUC Agreement also provides that the foregoing dividend restriction shall not be construed as relinquishing any right the PUC may have to review the dividend policies of the electric utility subsidiaries. As of December 31, 2017, the consolidated common stock equity of HEI’s electric utility subsidiaries was 57% of their total capitalization (as calculated for purposes of the PUC Agreement). As of December 31, 2017, Hawaiian Electric and its subsidiaries had common stock equity of $1.8 billion of which approximately $755 million was not available for transfer to HEI without regulatory approval.
The ability of ASB to make capital distributions to HEI and other affiliates is restricted under federal law. Subject to a limited exception for stock redemptions that do not result in any decrease in ASB’s capital and would improve ASB’s financial condition, ASB is prohibited from declaring any dividends, making any other capital distributions, or paying a management fee to a controlling person if, following the distribution or payment, ASB would be deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized. See “Bank—Regulation—Prompt corrective action.” All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to ASB Hawaii and HEI. Also see Note 12 to the Consolidated Financial Statements.
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
Employees.  The Company had full-time employees as follows:

December 31	2017	2016	2015	2014	2013
HEI	41	41	39	44	43
Hawaiian Electric and its subsidiaries	2,724	2,662	2,727	2,759	2,764
ASB	1,115	1,093	1,152	1,162	1,159
	3,880	3,796	3,918	3,965	3,966
The employees of HEI and its direct and indirect subsidiaries, other than the electric utilities, are not covered by any collective bargaining agreement. The International Brotherhood of Electrical Workers Local 1260 represents roughly half of the Utilities' workforce covered by a collective bargaining agreement that expires on October 31, 2018.
Properties.  HEI leases office space from nonaffiliated lessors in downtown Honolulu under leases that expire in December 2022. See the discussions under “Electric Utility” and “Bank” below for a description of properties they own and lease.
Hamakua Energy, LLC owns a total of approximately 93 acres located on the Hamakua coast on the island of Hawaii. Its power plant is situated on approximately 59 acres and the remaining 34 acres includes surrounding parcels of which 30 acres are located on the ocean front.
Electric utility
Hawaiian Electric and subsidiaries and service areas.  Hawaiian Electric, Hawaii Electric Light and Maui Electric (Utilities) are regulated operating electric public utilities engaged in the production, purchase, transmission, distribution and sale of electricity on the islands of Oahu; Hawaii; and Maui, Lanai and Molokai, respectively. Hawaiian Electric acquired Maui Electric in 1968 and Hawaii Electric Light in 1970. In 2017, the electric utilities’ revenues and net income amounted to approximately 88% and 73% respectively, of HEI’s consolidated revenues and net income, compared to approximately 88% and 58% (impacted by a merger termination fee and other impacts at HEI corporate) in 2016 and approximately 90% and 85% in 2015, respectively.

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
Sales of electricity.

Years ended December 31	2017		2016		2015
(dollars in thousands)	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues
Hawaiian Electric	304,948	$1,592,016	304,261	$1,466,225	302,958	$1,636,245
Hawaii Electric Light	85,925	331,697	85,029	309,521	84,309	343,843
Maui Electric	71,352	323,882	70,872	306,767	70,533	343,722
	462,225	$2,247,595	460,162	$2,082,513	457,800	$2,323,810
* As of December 31.
Seasonality.  Kilowatthour (KWH) sales of the Utilities follow a seasonal pattern, but they do not experience extreme seasonal variations due to extreme weather variations experienced by some electric utilities on the U.S. mainland. KWH sales in Hawaii tend to increase in the warmer, more humid months as a result of increased demand for air conditioning.
Significant customers.  The Utilities derived approximately 11% of their operating revenues in 2017, 2016 and 2015 from the sale of electricity to various federal government agencies.
Under the Energy Policy Act of 2005, the Energy Independence and Security Act of 2007 and/or executive orders: (1) federal agencies must establish energy conservation goals for federally funded programs, (2) goals were set to reduce federal agencies’ energy consumption by 3% per year up to 30% by fiscal year 2015 relative to fiscal year 2003, and (3) renewable energy goals were established for electricity consumed by federal agencies. Executive Order 13693 signed in March 2015, updated the earlier provisions and adopted new reduction targets for years after fiscal year 2015, requiring federal buildings to achieve a 2.5% reduction in consumption annually. Hawaiian Electric continues to work with various federal agencies to implement measures that will help them achieve their energy reduction and renewable energy objectives.
State of Hawaii and U.S. Department of Energy MOU.  On September 15, 2014, the State of Hawaii and the U.S. Department of Energy executed a Memorandum of Understanding (MOU) recognizing that Hawaii is embarking on the next phase of its clean energy future. The MOU provides the framework for a comprehensive, sustained effort to better realize its vast renewable energy potential and allow Hawaii to push forward in three main areas: the power sector, transportation and energy efficiency. This next phase is focused on stimulating deployment of clean energy infrastructure as a catalyst for economic growth, energy system innovation and test bed investments.
Energy Efficiency. The PUC issued an order on January 3, 2012 approving a framework for Energy Efficiency Portfolio Standards (EEPS) that set 2008 as the initial base year for evaluation and linearly allocated the 2030 goal to interim incremental reduction goals of 1,375 GWH by 2015 and 975 GWH by each of the years 2020, 2025 and 2030. These goals may be revised through goal evaluations scheduled every five years or as the result of recommendations by an EEPS technical working group (TWG) for consideration by the PUC. Pursuant to the PUC's EEPS framework, the PUC has contracted with a public benefits fee administrator to operate and manage energy efficiency programs, and any incentive and/or penalty mechanisms related to the achievement of the goals are at the discretion of the PUC.
The Division of Consumer Advocacy’s 2017 Compliance Resolution Fund Report states that it appears Hawaii has met its 2016 Renewable Portfolio Standards and EEPS goals and is progressing towards its 2020 goals. The EEPS has contributed to lower sales; however, the implementation of decoupling has delinked sales and revenues. See "Decoupling" in Note 3 of the Consolidated Financial Statements.
Electrification of Transportation. In December 2016, a coalition of eight public, private and non-profit organizations came together to form Drive Electric Hawaii and entered into a MOU that put forth a shared a vision of supporting and promoting electrification transportation. Drive Electric Hawaii seeks to promote the use of electric vehicles, cuts fossil-fuel transportation and adds more renewable energy through collaboration on education, promotion, advocacy and infrastructure.

Neither HEI nor Hawaiian Electric management can predict with certainty the impact of these or other governmental mandates or MOU's on HEI’s or Hawaiian Electric’s future results of operations, financial condition or liquidity.
Selected consolidated electric utility operating statistics.

Years ended December 31	2017	2016	2015	2014	2013
KWH sales (millions)
Residential	2,334.5	2,332.7	2,396.5	2,379.7	2,450.9
Commercial	2,867.9	2,911.5	2,977.8	3,022.0	3,105.9
Large light and power	3,443.3	3,555.1	3,532.9	3,524.5	3,462.7
Other	44.7	46.0	49.3	50.0	50.0
	8,690.4	8,845.3	8,956.5	8,976.2	9,069.5
KWH net generated and purchased (millions)
Net generated	4,888.4	4,940.4	5,124.5	5,131.3	5,352.0
Purchased	4,247.1	4,349.1	4,308.3	4,306.7	4,195.2
	9,135.5	9,289.5	9,432.8	9,438.0	9,547.2
Losses and system uses (%)	4.7	4.6	4.8	4.7	4.8
Energy supply (December 31)
Net generating capability—MW	1,673	1,669	1,669	1,787	1,787
Firm and other purchased capability—MW	551	551	555	575	567
	2,224	2,220	2,224	2,362	2,354
Net peak demand—MW1	1,584	1,593	1,610	1,554	1,535
Btu per net KWH generated	10,812	10,710	10,632	10,613	10,570
Average fuel oil cost per MBtu (cents)	1,114.3	862.3	1,206.5	2,087.6	2,103.2
Customer accounts (December 31)
Residential	406,241	402,818	400,655	398,256	394,910
Commercial	53,732	55,089	54,878	54,924	54,616
Large light and power	656	670	659	596	556
Other	1,596	1,585	1,608	1,640	1,660
	462,225	460,162	457,800	455,416	451,742
Electric revenues (thousands)
Residential	$691,857	$638,776	$709,886	$879,605	$892,438
Commercial	766,921	711,553	798,202	1,027,588	1,044,166
Large light and power	776,808	720,878	802,366	1,051,119	1,015,079
Other	12,009	11,306	13,356	17,163	17,008
	$2,247,595	$2,082,513	$2,323,810	$2,975,475	$2,968,691
Average revenue per KWH sold (cents)	25.86	23.54	25.90	33.15	32.73
Residential	29.64	27.38	29.62	36.96	36.41
Commercial	26.74	24.44	26.81	34.00	33.62
Large light and power	22.56	20.28	22.71	29.82	29.31
Other	26.82	24.61	27.05	34.36	34.02
Residential statistics
Average annual use per customer account (KWH)	5,779	5,806	5,996	6,000	6,220
Average annual revenue per customer account	$1,713	$1,590	$1,776	$2,218	$2,265
Average number of customer accounts	403,983	401,796	399,674	396,640	394,024

[1]	Sum of the net peak demands on all islands served, noncoincident and nonintegrated.

Generation statistics.  The following table contains certain generation statistics as of and for the year ended December 31, 2017. The net generating and firm purchased capability available for operation at any given time may be more or less than shown because of capability restrictions or temporary outages for inspection, maintenance, repairs or unforeseen circumstances.

	Hawaiian Electric	Hawaii Electric Light	Maui Electric
	Island of Oahu	Island of Hawaii	Island of Maui	Island of Lanai	Island of Molokai	Total
Net generating and firm purchased capability (MW) as of December 31, 2017[1]
Conventional oil-fired steam units	999.5	50.1	35.9	—	—	1,085.5
Diesel	—	29.5	96.8	10.1	9.6	146.0
Combustion turbines (peaking units)	101.8	—	—	—	—	101.8
Other combustion turbines	—	46.3	—	—	2.2	48.5
Combined-cycle unit	—	56.3	113.6	—	—	169.9
Biodiesel	121.0	—	—	—	—	121.0
Firm contract power[2]	456.5	94.6	—	—	—	551.1
	1,678.8	276.8	246.3	10.1	11.8	2,223.8

Net peak demand (MW)[3]	1,184.0	190.5	198.5	5.4	5.9	1,584.3
Reserve margin	41.0%	45.3%	25.0%	87.0%	100.0%	42.0%
Annual load factor	66.1%	67.3%	63.0%	66.2%	60.2%	65.8%
KWH net generated and purchased (millions)	6,854.7	1,123.6	1,094.7	31.4	31.1	9,135.5

[1]	Hawaiian Electric units at normal ratings; Hawaii Electric Light and Maui Electric units at reserve ratings.

[2]
Nonutility generators - Hawaiian Electric: 208 MW (Kalaeloa Partners, L.P., oil-fired), 180 MW (AES Hawaii, Inc., coal-fired) and 68.5 MW (HPOWER, refuse-fired); Hawaii Electric Light: 34.6 MW (Puna Geothermal Venture, geothermal) and 60 MW (Hamakua Energy, LLC, oil-fired).

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
Nonutility generation.  The Utilities have supported state and federal energy policies which encourage the development of renewable energy sources that reduce the use of fuel oil as well as the development of qualifying facilities. The Utilities' renewable energy sources and potential sources range from wind, solar, photovoltaic, geothermal, wave and hydroelectric power to energy produced by the municipal waste and other biofuels.
The rate schedules of the electric utilities contain ECACs and PPACs that allow them to recover costs of fuel and purchase power expenses. The PUC approved the PPACs for the first time for Hawaiian Electric, Hawaii Electric Light and Maui Electric in March 2011, February 2012 and May 2012, respectively.
In addition to the firm capacity PPAs described below, the electric utilities also purchase energy on an as-available basis directly from nonutility generators and through its Feed-In Tariff programs. The electric utilities also receive renewable energy from customers under its Net Energy Metering and Customer Grid Supply programs.
The PUC has allowed rate recovery for the firm capacity and purchased energy costs for the electric utilities’ approved firm capacity and as-available energy PPAs.

Hawaiian Electric firm capacity PPAs.  Hawaiian Electric currently has three major PPAs that provide a total of 456.5 MW of firm capacity, representing 27% of Hawaiian Electric’s total net generating and firm purchased capacity on the Island of Oahu as of December 31, 2017.
In March 1988, Hawaiian Electric entered into a PPA with AES Barbers Point, Inc. (now known as AES Hawaii, Inc. (AES Hawaii)), a Hawaii-based, indirect subsidiary of The AES Corporation. The agreement with AES Hawaii, as amended (through Amendment No. 2), provides that, for a period of 30 years beginning September 1992, Hawaiian Electric will purchase 180 megawatts (MW) of firm capacity. The AES Hawaii coal-fired cogeneration plant utilizes a “clean coal” technology and is designed to sell sufficient steam to be a “Qualifying Facility” (QF) under the Public Utility Regulatory Policies Act of 1978 (PURPA). See “Commitments and contingencies–Power purchase agreements–AES Hawaii, Inc.” in Note 3 to the Consolidated Financial Statements for an update regarding this PPA.
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
Hawaii Electric Light firm capacity PPAs.  As of December 31, 2017, Hawaii Electric Light has two major PPAs that provide a total of for 94.6 MW of firm capacity, representing 34% of Hawaii Electric Light's total net generating and firm purchased capacity on the Island of Hawaii as of December 31, 2017.
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
In October 1997, Hawaii Electric Light entered into an agreement with Encogen, which was succeeded by Hamakua Energy Partners, L. P. (HEP). The agreement requires Hawaii Electric Light to purchase up to 60 MW (net) of firm capacity for a period of 30 years, expiring on December 31, 2030. The dual-train combined-cycle (DTCC) facility, which primarily burns naphtha (a mixture of liquid hydrocarbons), consists of two oil-fired combustion turbines and a steam turbine that utilizes waste heat from the combustion turbines. In December 2015, Hawaii Electric Light signed an Asset Purchase Agreement (APA) to purchase the 60 MW generating plant from HEP, and in February 2016, filed an application with the PUC requesting approval of the APA. In May 2017, the PUC denied the application on the grounds that customer benefits were not sufficiently demonstrated to justify the purchase and in July 2017, the APA was terminated. In November 2017, Hamakua Energy, LLC, an indirect subsidiary of HEI, purchased the plant from HEP.
In May 2012, Hawaii Electric Light signed a PPA with Hu Honua Bioenergy, LLC (Hu Honua) for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass on the island of Hawaii. This PPA was approved by the PUC in December 2013. Per the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016, however, Hu Honua encountered construction delays, failed to meet its obligations under the PPA, and failed to provide adequate assurances that it could perform or had the financial means to perform. Hawaii Electric Light terminated the PPA on March 1, 2016. On November 30, 2016, Hu Honua filed a civil complaint in the United States District Court for the District of Hawaii that included claims purportedly arising out of the termination of Hu Honua’s PPA. On May 26, 2017, Hawaii Electric Light and Hu Honua entered into a settlement agreement to settle claims related to the termination of the original PPA. The settlement agreement was contingent on the PUC’s approval of an amended and restated PPA between Hawaii Electric Light and Hu Honua dated May 5, 2017. The Amended and Restated PPA was approved by the PUC on July 28, 2017. On August 25, 2017, the PUC's approval was appealed by a third party. The appeal is still pending. Hu Honua is expected to be on-line by the end of 2018.
Maui Electric firm capacity PPAs.  Maui Electric has no firm power PPAs.
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
See the fuel oil commitments information set forth in the “Fuel contracts” section in Note 3 of the Consolidated Financial Statements.
The following table sets forth the average cost of fuel oil used by Hawaiian Electric, Hawaii Electric Light and Maui Electric to generate electricity in 2017, 2016 and 2015:

	Hawaiian Electric		Hawaii Electric Light		Maui Electric		Consolidated
	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu
2017	67.96	1,087.1	68.02	1,125.2	72.29	1,214.6	68.78	1,114.3
2016	51.30	815.2	53.27	876.9	62.21	1,048.6	53.49	862.3
2015	71.86	1,144.8	79.03	1,307.3	84.38	1,425.7	74.71	1,206.5
The average per-unit cost of fuel oil consumed to generate electricity for Hawaiian Electric, Hawaii Electric Light and Maui Electric reflects a different volume mix of fuel types and grades as follows:

	Hawaiian Electric		Hawaii Electric Light		Maui Electric
	% LSFO	% Biodiesel/Diesel	% IFO	% Diesel	% IFO	% Diesel
2017	95	5	43	57	23	77
2016	97	3	49	51	19	81
2015	96	4	43	57	16	84
In December 2000, Hawaii Electric Light and Maui Electric executed contracts of private carriage with Hawaiian Interisland Towing, Inc. for the employment of a double-hull tank barge for the shipment of industrial fuel oil (IFO) and diesel supplies from their fuel suppliers’ facilities on Oahu to storage locations on the islands of Hawaii and Maui, respectively, commencing January 1, 2002. The contracts have been extended through December 31, 2021. In July 2011, the carriage contracts were assigned to Kirby Corporation (Kirby), which provides refined petroleum and other products for marine transportation, distribution and logistics services in the U.S. domestic marine transportation industry.
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
The prices that Hawaiian Electric, Hawaii Electric Light and Maui Electric pay for purchased energy from certain older nonutility generators are generally linked to the price of oil. The AES Hawaii energy prices vary primarily with an inflation index. The energy prices for Kalaeloa, which purchases LSFO from Par Hawaii Refining, LLC (PAR), vary primarily with the price of Asian crude oil. A portion of PGV energy prices are based on the electric utilities’ respective short-run avoided energy cost rates (which vary with their composite fuel costs), subject to minimum floor rates specified in their approved PPA. Hamakua Energy energy prices vary primarily with the cost of naphtha.
The Utilities estimate that the net energy they generate or purchase based on fossil fuel oil in 2018 will be comparable to 68% in 2017. Hawaiian Electric generally maintains an average system fuel inventory level equivalent to 47 days of forward consumption. Hawaii Electric Light and Maui Electric generally maintain an average system fuel inventory level equivalent to approximately one month’s supply of both MSFO and diesel. The PPAs with AES Hawaii and Hamakua Energy require that they maintain certain minimum fuel inventory levels.
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
See “Electric utility–Most recent rate proceedings,” “Electric utility–Certain factors that may affect future results and financial condition–Regulation of electric utility rates” and “Electric utility–Material estimates and critical accounting policies–Revenues” in HEI’s MD&A and “Interim increases” and “Utility projects” under “Commitments and contingencies” in Note 3 of the Consolidated Financial Statements.
Public Utilities Commission and Division of Consumer Advocacy of the Department of Commerce and Consumer Affairs of the State of Hawaii.  Randall Y. Iwase is the Chair of the PUC (for a term that will expire in June 2020) and was formerly a state legislator, Honolulu city council member, supervising deputy attorney general, and Chair of the Hawaii State Tax Review Commission. The other commissioners are Lorraine H. Akiba (for a term that will expire in June 2018), who previously was an attorney in private practice who earlier served as the Director of the State Department of Labor and Industrial Relations, and James Griffin (for a term that will expire in June 2022), who was previously a faculty member at the Hawaii Natural Energy Institute before serving as the PUC's Chief of Policy and Research.
The Division of Consumer Advocacy is led by its Executive Director, Dean Nishina, who most recently served as the division's Public Utilities Administrator.
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
Global climate change and greenhouse gas (GHG) emissions reduction.  The Utilities share the concerns of many regarding the potential effects of global climate changes and the human contributions to this phenomenon, including burning of fossil fuels for electricity production, transportation, manufacturing and agricultural activities, as well as deforestation. Recognizing that effectively addressing global climate changes requires commitment by the private sector, all levels of government, and the public, the Utilities are committed to taking direct action to mitigate GHG emissions from its operations. See “Electric utility risk–Global climate change and greenhouse gas emissions reduction” under “Item 1A. Risk factors.”
Legislation.  See “Electric utility–Legislation and regulation” in HEI’s MD&A.
Commitments and contingencies.  See “Selected contractual obligations and commitments” in Hawaiian Electric’s MD&A and “Electric utility–Certain factors that may affect future results and financial condition–Other regulatory and permitting contingencies” in HEI’s MD&A, Item 1A. Risk Factors, and Note 3 of the Consolidated Financial Statements for a discussion of important commitments and contingencies.
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
On September 15, 2014, the State of Hawaii and the U.S. Department of Energy executed a MOU recognizing that Hawaii is embarking on the next phase of its clean energy future. See "State of Hawaii and U.S. Department of Energy MOU" above.
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
See also “HEI–Regulation” above.
Environmental regulation.  Hawaiian Electric, Hawaii Electric Light and Maui Electric, like other utilities, are subject to periodic inspections by federal, state and, in some cases, local environmental regulatory agencies, including agencies responsible for the regulation of water quality, air quality, hazardous and other waste and hazardous materials. These inspections may result in the identification of items needing corrective or other action. Except as otherwise disclosed in this report (see “Certain factors that may affect future results and financial condition–Environmental matters” for HEI Consolidated, the Electric utility and the Bank sections in HEI’s MD&A and Note 3 of the Consolidated Financial Statements, which are incorporated herein by reference), the Company believes that each subsidiary has appropriately responded to environmental conditions requiring action and that, as a result of such actions, such environmental conditions will not have a material adverse effect on the Company or Hawaiian Electric.

Water quality controls.  The generating stations, substations and other utility facilities operate under federal and state water quality regulations and permits, including but not limited to the Clean Water Act National Pollution Discharge Elimination System (governing point source discharges, including wastewater and storm water discharges) and the Safe Drinking Water Act Underground Injection Control (regulating disposal of wastewater into the subsurface). On February 1, 2018, the Ninth Circuit Court of Appeals ruled that under certain circumstances, discharges from underground injection control wells may require National Pollution Discharge Elimination System permits. The Utilities are evaluating the impact of this decision on their facilities.
Oil pollution controls.  The Oil Pollution Act of 1990 (OPA) establishes programs that governing actual or threatened oil releases and imposing strict liability on responsible parties for clean-up costs and damages to natural resources and property. The federal Environmental Protection Agency (EPA) regulations under OPA require certain facilities that use or store oil to prepare and implement Spill Prevention, Control and Countermeasures (SPCC) Plans in order to prevent releases of oil to navigable waters of the U.S. Certain facilities are also required to prepare and implement Facility Response Plans (FRPs) to ensure prompt and proper response to releases of oil. The utility facilities that are subject to SPCC Plan and FRP requirements have prepared and implemented SPCC Plans and FRPs.
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
Hazardous waste and toxic substances controls.  The operations of the electric utility are subject to EPA regulations that implement provisions of the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA, also known as Superfund), the Superfund Amendments and Reauthorization Act (SARA), and the Toxic Substances Control Act (TSCA).
RCRA underground storage tank (UST) regulations require all facilities that use USTs for storing petroleum products to comply with established leak detection, spill prevention, standards for tank design and retrofits, financial assurance, operator training, and tank decommissioning and closure requirements. All of the Utilities’ USTs currently meet the applicable requirements.
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
The TSCA regulations specify procedures for the handling and disposal of polychlorinated biphenyls (PCBs), a compound found in some transformer and capacitor dielectric fluids. The TSCA regulations also apply to responses to releases of PCBs to the environment. The Utilities have instituted procedures to monitor compliance with these regulations and have implemented a program to identify and replace PCB transformers and capacitors in their systems. In April 2010, the EPA issued an Advance Notice of Proposed Rule Making announcing its intent to reassess PCB regulations. The EPA has ceased activity on the PCB reassessment.
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
The Utilities periodically discover leaking oil-containing equipment such as USTs, piping, and transformers. Each subsidiary reports releases from such equipment when and as required by applicable law and addresses the releases in compliance with applicable regulatory requirements.
Research and development.  The Utilities expensed approximately $3.8 million, $4.2 million and $3.3 million in 2017, 2016 and 2015, respectively, for research and development (R&D). In 2017, 2016 and 2015, the electric utilities’ contributions to the Electric Power Research Institute (EPRI) accounted for approximately 58%, 52% and 67% of R&D expenses, respectively. The Utilities continue to collaborate with EPRI, Elemental Excelerator, other utilities, national testing labs, leading edge companies and various stakeholders to identify and evaluate what new technologies and solutions are being developed, tested, and implemented elsewhere and can be applied to integrate more renewable distributed energy resources onto the utility grid, modernizing grid infrastructure, and helping the State achieve a 100% clean energy future. The Utilities utilize an expanded reference of R&D to highlight the demonstration of technologies. Included in the R&D expenses were amounts related to evaluating, testing, and demonstrating new and emerging technologies, energy storage, demand response, environmental compliance, power quality, electric and hybrid plug in vehicles and other renewables (e.g., integration of distributed energy resources onto the utility grid, grid modernization, solar resource evaluation, advanced inverter testing, and modeling of high PV penetration circuits).
Additional information.  For additional information about Hawaiian Electric, see Hawaiian Electric’s MD&A, Hawaiian Electric’s “Quantitative and Qualitative Disclosures about Market Risk” and Hawaiian Electric’s Consolidated Financial Statements, including the Notes thereto.
Properties. Hawaiian Electric owns four generating plants on the island of Oahu at Waiau, Kahe, Campbell Industrial Park (CIP) and Honolulu. Hawaiian Electric currently operates three of the four generation plants; the fourth, in downtown Honolulu, was deactivated in 2014. These three plants have an aggregate net generating capability of 1,214 MW as of December 31, 2017. The City and County of Honolulu is seeking to condemn a portion of the Honolulu plant site for its rail project. The four plants are situated on Hawaiian Electric-owned land having a combined area of 542 acres and three parcels of land totaling 5.7 acres under leases expiring between December 31, 2018 and June 30, 2021, with options to extend to June 30, 2026. Additionally, Hawaiian Electric has negotiated two leases: 1) a 35 year lease, effective September 1, 2016 with an option to extend an additional 10 years with the Department of the Army to install, operate, and maintain a 50 MW power generation plant on 8.13 acres, and 2) a 37 year lease, effective July 1, 2017 with the Secretary of the Navy to install, operate and maintain a 28 MW (dc) renewable generation site on 102 acres. In addition, Hawaiian Electric owns a total of 132 acres of land on which substations, transformer vaults, distribution baseyards and the Kalaeloa cogeneration facility are located.
Hawaiian Electric owns buildings and approximately 11.6 acres of land located in Honolulu which house its operating and engineering departments. It also leases an office building and certain office spaces in Honolulu, and a warehousing center in Kapolei. The lease for the office building expires in November 2021, with an option to extend through November 2024. Leases for certain office and warehouse spaces expire on various dates from March 31, 2018 through July 31, 2025, some with options to extend to various dates through December 31, 2034.
Hawaiian Electric's Barbers Point Tank Farm (BPTF) has three storage tanks with an aggregate of 1 million barrels of storage for low sulfur fuel oil (LSFO). The BPTF is located in Campbell Industrial Park, on the same property as the CIP Generating Station, and is the central fuel storage facility where LSFO purchased by Hawaiian Electric is received and stored. From the BPTF, LSFO is transported via Hawaiian Electric owned underground pipelines to the Kahe and Waiau Power Plants. Hawaiian Electric also has fuel storage facilities at each of its plant sites with a nominal aggregate capacity of 770,000 barrels for LSFO storage, 44,000 barrels for diesel storage and 88,000 barrels for biodiesel storage. Hawaiian Electric also owns a fuel storage facility at Iwilei that was used to provide fuel to the Honolulu Power Plant. The Honolulu Power Plant was deactivated on January 31, 2014 and any future fuel supplies will be delivered directly to the plant by truck. The removal of the Iwilei fuel storage facility's tanks and pumping infrastructure was completed in 2017, and the facility is being reconfigured for other purposes.
Hawaii Electric Light owns and operates four generating plants on the island of Hawaii in Hilo, Waimea, Keahole and Puna, along with distributed generators at substation sites. These plants have an aggregate net generating capability of 182 MW as of December 31, 2017 (excluding several small run-of-river hydro units). Hawaii Electric Light's Shipman plant in Hilo was deactivated in 2014 and retired in 2015. The plants (including a baseyard on the same parcel as the Hilo plant) are situated on Hawaii Electric Light-owned land having a combined area of approximately 44 acres. The distributed generators are located within Hawaii Electric Light-owned substation sites having a combined area of approximately 4 acres. Hawaii Electric Light also owns fuel storage facilities at these sites with a usable storage capacity of 48,000 barrels of medium sulfur fuel oil (MSFO) and 81,802 barrels of diesel. There are an additional 19,200 barrels of diesel and 22,770 barrels of MSFO storage capacity for Hawaii Electric Light-owned fuel off-site at Island Energy Services, LLC (Island Energy)-owned terminalling facilities (previously Chevron-owned). Hawaii Electric Light pays a storage fee to Island Energy and has no other interest in the property, tanks or other infrastructure situated on their property. Hawaii Electric Light also owns 6 acres of land in Kona, which is used for a baseyard, and one acre of land in Hilo, which houses its accounting, customer services and administrative offices. Hawaii Electric Light also leases 3.7 acres of land for its baseyard in Hilo under a lease expiring in 2030. In addition, Hawaii Electric Light owns a total of approximately 100 acres of land, and leases a total of approximately 8.5 acres of land, on which hydro facilities, substations and switching stations, microwave facilities and transmission lines are located. The deeds to the sites located in Hilo contain certain restrictions, but the restrictions do not materially interfere with the use of the sites for public utility purposes.
On 37.7 acres of its land, Maui Electric: (1) owns and operates two generating plants on the island of Maui, at Kahului and Maalaea, with an aggregate net generating capability of 246 MW as of December 31, 2017, (2) has offices (administrative, engineering and distribution departments) in Kahului and (3) owns fuel oil storage facilities with a total maximum usable capacity of 81,272 barrels of MSFO and 94,586 barrels of diesel. There are an additional 56,358 barrels of diesel oil storage capacity off-site at Aloha Petroleum, Ltd. (Aloha Petroleum)-owned terminalling facilities, for which Maui Electric pays storage fees. Maui Electric also owns two, 1 MW stand-by diesel generators and a 6,000 gallon fuel storage tank in Hana and 65.7 acres of undeveloped land at Waena.
Maui Electric also owns and operates smaller distribution systems, generation systems (with an aggregate net capability of 22 MW as of December 31, 2017) and fuel storage facilities on the islands of Lanai and Molokai, primarily on its own land.
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
Bank
General.  ASB was granted a federal savings bank charter in January 1987. Prior to that time, ASB had operated since 1925 as the Hawaii division of American Savings & Loan Association of Salt Lake City, Utah. As of December 31, 2017, ASB was one of the largest financial institutions in the State of Hawaii based on total assets of $6.8 billion and deposits of $5.9 billion. In 2017, ASB’s revenues and net income amounted to approximately 12% and 41% of HEI’s consolidated revenues and net income, respectively, compared to approximately 12% and 23% (impacted by the merger termination fee and other impacts at HEI corporate) in 2016 and approximately 10% and 34% in 2015, respectively.
At the time of HEI’s acquisition of ASB in 1988, HEI agreed with the OTS’ predecessor regulatory agency that ASB’s regulatory capital would be maintained at a level of at least 6% of ASB’s total liabilities, or at such greater amount as may be required from time to time by regulation. Under the agreement, HEI’s obligation to contribute additional capital to ensure that ASB would have the capital level required by the OTS was limited to a maximum aggregate amount of approximately $65.1 million. As of December 31, 2017, as a result of certain HEI contributions of capital to ASB, HEI’s maximum obligation under the agreement to contribute additional capital has been reduced to approximately $28.3 million. ASB is subject to OCC regulations on dividends and other distributions and ASB must receive a letter from the FRB communicating the OCC's and FRB's non-objection to the payment of any dividend ASB proposes to declare and pay to ASB Hawaii and HEI.
The following table sets forth selected data for ASB (average balances calculated using the average daily balances):

Years ended December 31	2017	2016	2015
Common equity to assets ratio
Average common equity divided by average total assets	9.10%	9.34%	9.53%
Return on assets
Net income divided by average total assets	1.02	0.92	0.95
Return on common equity
Net income divided by average common equity	11.20	9.90	9.93
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

	2017 vs. 2016			2016 vs. 2015
(in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income
Interest-earning deposits	$488	$27	$515	$228	$(169)	$59
FHLB stock	24	(7)	17	192	(148)	44
Investment securities
Taxable	1,691	7,008	8,699	(1,018)	4,961	3,943
Non-taxable	3	624	627	14	14	28
Total investment securities	1,694	7,632	9,326	(1,004)	4,975	3,971
Loans
Residential 1-4 family	(1,488)	148	(1,340)	(2,103)	444	(1,659)
Commercial real estate	1,234	632	1,866	1,037	8,345	9,382
Home equity line of credit	781	971	1,752	686	1,052	1,738
Residential land	13	(120)	(107)	(77)	94	17
Commercial	2,395	(4,733)	(2,338)	2,538	(2,077)	461
Consumer	1,134	6,514	7,648	1,908	3,145	5,053
Total loans	4,069	3,412	7,481	3,989	11,003	14,992
Total increase in interest income	6,275	11,064	17,339	3,405	15,661	19,066
Interest expense
Savings	—	(165)	(165)	(103)	(42)	(145)
Interest-bearing checking	(56)	(9)	(65)	—	(34)	(34)
Money market	13	21	34	(5)	8	3
Time certificates	(928)	(1,369)	(2,297)	(589)	(1,054)	(1,643)
Advances from Federal Home Loan Bank	267	648	915	21	(35)	(14)
Securities sold under agreements to repurchase	1,433	744	2,177	(285)	689	404
Total decrease (increase) in interest expense	729	(130)	599	(961)	(468)	(1,429)
Increase in net interest income	$7,004	$10,934	$17,938	$2,444	$15,193	$17,637
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

Lending activities.
General.  The following table sets forth the composition of ASB’s loans receivable held for investment:

December 31	2017		2016		2015		2014		2013
(dollars in thousands)	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Real estate: [1]
Residential 1-4 family	$2,118,047	45.3	$2,048,051	43.2	$2,069,665	44.8	$2,044,205	46.0	$2,006,007	48.2
Commercial real estate	733,106	15.7	800,395	16.9	690,561	14.9	531,917	12.0	440,443	10.6
Home equity line of credit	913,052	19.6	863,163	18.2	846,294	18.3	818,815	18.4	739,331	17.8
Residential land	15,797	0.3	18,889	0.4	18,229	0.4	16,240	0.4	16,176	0.4
Commercial construction	108,273	2.3	126,768	2.7	100,796	2.2	96,438	2.2	52,112	1.3
Residential construction	14,910	0.3	16,080	0.3	14,089	0.3	18,961	0.4	12,774	0.3
Total real estate	3,903,185	83.5	3,873,346	81.7	3,739,634	80.9	3,526,576	79.4	3,266,843	78.6
Commercial	544,828	11.7	692,051	14.6	758,659	16.4	791,757	17.8	783,388	18.8
Consumer	223,564	4.8	178,222	3.7	123,775	2.7	122,656	2.8	108,722	2.6
Total loans	4,671,577	100.0	4,743,619	100.0	4,622,068	100.0	4,440,989	100.0	4,158,953	100.0
Less: Deferred fees and discounts	(809)		(4,926)		(6,249)		(6,338)		(8,724)
Allowance for loan losses	(53,637)		(55,533)		(50,038)		(45,618)		(40,116)
Total loans, net	$4,617,131		$4,683,160		$4,565,781		$4,389,033		$4,110,113

[1]	Includes renegotiated loans.
The decrease in the loans receivable balance in 2017 was primarily due to decreases in the commercial, commercial real estate, and commercial construction loan portfolios, partly offset by growth in the residential 1-4 family, home equity lines of credit (HELOC), and consumer loan portfolios. The decrease in the commercial loan portfolio was primarily due to the strategic reductions in the portfolio, including a $75 million reduction in ASB's nationally syndicated loan portfolio. The decrease in the commercial real estate loan portfolio was primarily due to paydown of a large commercial real estate credit. The growth in the residential 1-4 family, HELOC and consumer loan portfolios were consistent with ASB's loan growth strategy.
The increase in the loans receivable balance in 2016 was primarily due to growth in the commercial real estate, consumer, commercial construction and HELOC loan portfolios as a result of demand for these loan types, partly offset by a decrease in the commercial and residential 1-4 family loan portfolios. The growth in the commercial real estate, consumer, commercial construction and HELOC loan portfolios was consistent with ASB's loan growth strategy. The decrease in the commercial loan portfolio was due to the strategic reduction of ASB's nationally syndicated loan portfolio by $93 million. The decrease in the residential loan portfolio was due to ASB's decision to sell a portion of its loan production with low interest rates to control its interest rate risk.
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

The following table summarizes loans receivable held for investment based upon contractually scheduled principal payments allocated to the indicated maturity categories:

December 31	2017
Due	In 1 year or less	After 1 year through 5 years	After 5 years	Total
(in millions)
Commercial – Fixed	$53	$121	$18	$192
Commercial – Adjustable	153	172	28	353
Total commercial	206	293	46	545
Commercial construction – Fixed	—	—	—	—
Commercial construction – Adjustable	59	22	27	108
Total commercial construction	59	22	27	108
Residential construction – Fixed	15	—	—	15
Residential construction – Adjustable	—	—	—	—
Total residential construction	15	—	—	15
Total loans – Fixed	68	121	18	207
Total loans – Adjustable	212	194	55	461
Total loans	$280	$315	$73	$668
Origination, purchase and sale of loans.  Generally, residential and commercial real estate loans originated by ASB are collateralized by real estate located in Hawaii. For additional information, including information concerning the geographic distribution of ASB’s mortgage-related securities portfolio and the geographic concentration of credit risk, see Note 13 to the Consolidated Financial Statements. The demand for loans is primarily dependent on the Hawaii real estate market, business conditions, interest rates and loan refinancing activity.
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
Loan portfolio risk elements.  When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. If delinquencies are not cured promptly, ASB normally commences a collection action, including foreclosure proceedings in the case of real estate secured loans. In a foreclosure action, the property collateralizing the delinquent debt is sold at a public auction in which ASB may participate as a bidder to protect its interest. If ASB is the successful bidder, the property is classified as real estate owned until it is sold. As of December 31, 2017, 2016 and 2015, ASB had $0.1 million, $1.2 million and $1.0 million, respectively, of real estate acquired in settlement of loans.
In addition to delinquent loans, other significant lending risk elements include: (1) loans which accrue interest and are 90 days or more past due as to principal or interest, (2) loans accounted for on a nonaccrual basis (nonaccrual loans), and (3) loans on which various concessions are made with respect to interest rate, maturity, or other terms due to the inability of the borrower to service the obligation under the original terms of the agreement (troubled debt restructured loans). ASB loans that were 90 days or more past due on which interest was being accrued as of December 31, 2017, 2016, 2015, 2014 and 2013 were immaterial or nil. The following table sets forth certain information with respect to nonaccrual and troubled debt restructured loans:

December 31	2017	2016	2015	2014	2013
(dollars in thousands)
Nonaccrual loans—
Real estate:
Residential 1-4 family	$12,598	$11,154	$20,554	$19,253	$19,679
Commercial real estate	—	223	1,188	5,112	4,439
Home equity line of credit	4,466	3,080	2,254	1,087	2,060
Residential land	841	878	970	720	3,161
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Total real estate	17,905	15,335	24,966	26,172	29,339
Commercial	3,069	6,708	20,174	10,053	18,781
Consumer	2,617	1,282	895	661	401
Total nonaccrual loans	$23,591	$23,325	$46,035	$36,886	$48,521
Troubled debt restructured loans not included above—
Real estate:
Residential 1-4 family	$10,982	$14,450	$13,962	$13,525	$9,744
Commercial real estate	1,016	1,346	—	—	—
Home equity line of credit	6,584	4,934	2,467	480	171
Residential land	425	2,751	4,713	7,130	7,476
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Total real estate	19,007	23,481	21,142	21,135	17,391
Commercial	1,741	14,146	1,104	2,972	1,649
Consumer	66	10	—	—	—
Total troubled debt restructured loans	$20,814	$37,637	$22,246	$24,107	$19,040
In 2017, nonaccrual loans increased slightly by $0.3 million primarily due to higher nonaccrual residential 1-4 family, HELOC and consumer loans of $1.4 million, $1.4 million and $1.3 million, respectively. Nonaccrual commercial loans decreased by $3.6 million. ASB evaluates a restructured loan transaction to determine if the borrower is in financial difficulty and if the restructured terms are considered concessions—typically terms that are out of market, beyond normal or reasonable standards, or otherwise not available to a non-troubled borrower in the normal marketplace. A loan classified as TDR must meet both criteria of financial difficulty and concession. Accruing TDR loans decreased by $16.8 million in 2017 primarily due to decreases of $12.4 million, $3.5 million, and $2.3 million of commercial, residential 1-4 family, and residential land loans, respectively, classified as TDRs.

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

(dollars in millions)	Year ended December 31, 2017
Gross amount of interest income that would have been recorded if the loans had been current in accordance with original contractual terms, and had been outstanding throughout the period or since origination, if held for only part of the period [1]	$2
Interest income actually recognized	1
Total interest income foregone	$1

[1]	Based on the contractual rate that was being charged at the time the loan was restructured or placed on nonaccrual status.
Allowance for loan losses.  See “Allowance for loan losses” in Note 1 of the Consolidated Financial Statements.

The following table presents the changes in the allowance for loan losses:

(dollars in thousands)	2017	2016	2015	2014	2013
Allowance for loan losses, January 1	$55,533	$50,038	$45,618	$40,116	$41,985
Provision for loan losses	10,901	16,763	6,275	6,126	1,507
Charge-offs
Real estate:
Residential 1-4 family	826	639	356	987	1,162
Commercial real estate	—	—	—	—	—
Home equity line of credit	14	112	205	196	782
Residential land	210	138	—	81	485
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Total real estate	1,050	889	561	1,264	2,429
Commercial	4,006	5,943	1,074	1,872	3,056
Consumer	11,757	7,413	4,791	2,414	2,717
Total charge-offs	16,813	14,245	6,426	5,550	8,202
Recoveries
Real estate:
Residential 1-4 family	157	421	226	1,180	1,881
Commercial real estate	—	—	—	—	—
Home equity line of credit	308	59	80	752	358
Residential land	482	461	507	469	868
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Total real estate	947	941	813	2,401	3,107
Commercial	1,852	1,093	2,773	1,636	1,089
Consumer	1,217	943	985	889	630
Total recoveries	4,016	2,977	4,571	4,926	4,826
Net charge-offs	12,797	11,268	1,855	624	3,376
Allowance for loan losses, December 31	$53,637	$55,533	$50,038	$45,618	$40,116
Ratio of allowance for loan losses to loans receivable held for investment	1.15%	1.17%	1.08%	1.03%	0.97%
Ratio of provision for loan losses during the year to average total loans	0.23%	0.36%	0.14%	0.14%	0.04%
Ratio of net charge-offs during the year to average total loans	0.27%	0.24%	0.04%	0.01%	0.09%

The following table sets forth the allocation of ASB’s allowance for loan losses and the percentage of loans in each category to total loans:

December 31	2017			2016			2015
(dollars in thousands)	Allow-ance balance	Allowance to loan receivable %	Loan receivable % of total	Allow-ance balance	Allowance to loan receivable %	Loan receivable % of total	Allow-ance balance	Allowance to loan receivable %	Loan receivable % of total
Real estate:
Residential 1-4 family	$2,902	0.14	45.3	$2,873	0.14	43.2	$4,186	0.20	44.8
Commercial real estate	15,796	2.15	15.7	16,004	2.00	16.9	11,342	1.64	14.9
Home equity line of credit	7,522	0.82	19.6	5,039	0.58	18.2	7,260	0.86	18.3
Residential land	896	5.67	0.3	1,738	9.20	0.4	1,671	9.17	0.4
Commercial construction	4,671	4.31	2.3	6,449	5.09	2.7	4,461	4.43	2.2
Residential construction	12	0.08	0.3	12	0.07	0.3	13	0.09	0.3
Total real estate	31,799	0.81	83.5	32,115	0.83	81.7	28,933	0.77	80.9
Commercial	10,851	1.99	11.7	16,618	2.40	14.6	17,208	2.27	16.4
Consumer	10,987	4.91	4.8	6,800	3.82	3.7	3,897	3.15	2.7
	53,637	1.15	100.0	55,533	1.17	100.0	50,038	1.08	100.0
Unallocated	—			—			—
Total allowance for loan losses	$53,637			$55,533			$50,038

December 31	2014			2013
(dollars in thousands)	Allowance balance	Allowance to loan receivable %	Loan receivable % of total	Allowance balance	Allowance to loan receivable %	Loan receivable % of total
Real estate:
Residential 1-4 family	$4,662	0.23	46.0	$5,534	0.28	48.2
Commercial real estate	8,954	1.68	12.0	5,059	1.15	10.6
Home equity line of credit	6,982	0.85	18.4	5,229	0.71	17.8
Residential land	1,875	11.55	0.4	1,817	11.23	0.4
Commercial construction	5,471	5.67	2.2	2,397	4.60	1.3
Residential construction	28	0.15	0.4	19	0.15	0.3
Total real estate	27,972	0.79	79.4	20,055	0.61	78.6
Commercial	14,017	1.77	17.8	15,803	2.02	18.8
Consumer	3,629	2.96	2.8	2,367	2.18	2.6
	45,618	1.03	100.0	38,225	0.92	100.0
Unallocated	—			1,891
Total allowance for loan losses	$45,618			$40,116
In 2017, ASB's allowance for loan losses decreased by $1.9 million primarily due to lower loan loss reserves required for the commercial, commercial construction, and commercial real estate loan portfolios as a result of a decrease in the portfolio balances and improving credit trends, partly offset by additional loan loss reserves for the consumer and HELOC loan portfolios. Total delinquencies of $23.6 million at December 31, 2017 was a slight increase of $0.5 million compared to total delinquencies of $23.1 million at December 31, 2016 primarily due to increases in delinquent commercial and consumer loans, offset by decreases in delinquent residential 1-4 family and commercial real estate loans. The ratio of delinquent loans to total loans increased slightly from 0.49% of total loans outstanding at December 31, 2016 to 0.51% of total loans outstanding at December 31, 2017. Net charge-offs for 2017 were $12.8 million, an increase of $1.5 million compared to $11.3 million for 2016 primarily due to an increase in consumer loan portfolio charge-offs as a result of ASB's strategic expansion of its unsecured consumer loan product offering with risk-based pricing. ASB's provision for loan losses was $10.9 million, a decrease of $5.9 million compared to the provision for loan losses of $16.8 million for 2016. The decrease was primarily due to the release of reserves for commercial real estate and commercial loan portfolios due to lower outstanding balances and improved credit quality, partly offset by an increase in loss reserves for the consumer loan portfolio.

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
See "Bank—Material estimates and critical accounting policies—Allowance for loan losses" in HEI's MD&A for a discussion of allowance for loan losses.
Investment activities.  Currently, ASB’s investment portfolio consists of U.S. Treasury and federal agency obligations, mortgage-related securities, stock of the FHLB of Des Moines and a mortgage revenue bond. ASB owns mortgage-related securities issued by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA). The weighted-average yield on investments during 2017, 2016 and 2015 was 2.18%, 1.99% and 2.06%, respectively. ASB did not maintain a portfolio of securities held for trading during 2017, 2016 and 2015.
As of December 31, 2017, ASB had $44.5 million of investment securities that were purchased and classified as held-to-maturity. There were no investment securities classified as held-to-maturity as of December 31, 2016 and 2015. The investment securities were classified as held-to-maturity to enhance the bank's capital management in a rising rate environment. ASB considers the held-to-maturity classification of these investment securities to be appropriate as the bank has the positive intent and ability to hold these securities to maturity.
As of December 31, 2017, 2016 and 2015, ASB’s stock in FHLB amounted to $10 million, $11 million and $11 million, respectively. The amount that ASB is required to invest in FHLB stock is determined by FHLB requirements. With the merger of the FHLB of Seattle and the FHLB of Des Moines in the second quarter of 2015, all of ASB's excess stock was repurchased. The amount of stock repurchased in 2017, 2016 and 2015 was nil, nil and $59 million, respectively. See “Stock in FHLB” in HEI’s MD&A. Also, see “Regulation–Federal Home Loan Bank System” below.
ASB does not have any exposure to securities backed by subprime mortgages. See “Investment securities” in Note 4 of the Consolidated Financial Statements for a discussion of other-than-temporarily impaired securities.

The following table summarizes the current amortized cost of ASB’s investment portfolio (excluding stock of the FHLB of Des Moines, which has no contractual maturity) and weighted average yields as of December 31, 2017. Mortgage-related securities are shown separately because they are typically paid in monthly installments over a number of years.

	In 1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Mortgage-Related Securities	Total[1]
(dollars in millions)
U.S. Treasury and federal agency obligations	$5	$87	$80	$14	$—	$186
Mortgage-related securities - FNMA, FHLMC and GNMA	—	—	—	—	1,265	1,265
Mortgage revenue bond[2]	—	—	—	15	—	15
	$5	$87	$80	$29	$1,265	$1,466
Weighted average yield	1.63%	1.85%	2.30%	3.31%	2.24%	2.24%

[1]	As of December 31, 2017, no investment exceeded 10% of shareholder's equity.

[2]	Weighted average yield on the mortgage revenue bond is computed on a tax equivalent basis using a federal statutory tax rate of 35%.

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
Deposits.  ASB’s deposits are obtained primarily from residents of Hawaii. Net deposit inflow or outflow, measured as the year-over-year difference in year-end deposits, was an inflow of $342 million in 2017, compared to an inflow of $524 million in 2016 and $402 million in 2015.
The following table presents the average deposits and average rates by type of deposit. Average balances have been calculated using the average daily balances.

Years ended December 31	2017			2016			2015
(dollars in thousands)	Average balance	% of total interest-bearing deposits	Weighted average rate %	Average balance	% of total interest-bearing deposits	Weighted average rate %	Average balance	% of total interest-bearing deposits	Weighted average rate %
Interest-bearing deposit liabilities
Savings	$2,278,396	56.7%	0.07%	$2,117,186	57.5%	0.07%	$1,980,151	58.6%	0.06%
Checking	902,678	22.5	0.03	839,339	22.8	0.02	782,811	23.2	0.02
Money market	142,068	3.5	0.12	160,700	4.4	0.13	164,568	4.9	0.12
Certificate	696,799	17.3	1.10	565,135	15.3	0.95	449,179	13.3	0.83
Total interest-bearing deposit liabilities	$4,019,941	100.0%	0.24%	$3,682,360	100.0%	0.19%	$3,376,709	100.0%	0.16%
Total noninterest-bearing demand deposit liabilities	1,672,780			1,559,132			1,426,962
Total deposit liabilities	$5,692,721			$5,241,492			$4,803,671

The following table presents the amount of time certificates of deposit of $100,000 or more, segregated by time remaining until maturity:

(in thousands)	Amount
Three months or less	$163,207
Greater than three months through six months	84,595
Greater than six months through twelve months	32,723
Greater than twelve months	152,872
$433,397
Deposit-insurance premiums and regulatory developments.  For a discussion of changes to the deposit insurance system, premiums and Financing Corporation assessments, see “Regulation–Deposit insurance coverage” below.
Other borrowings.  See “Other borrowings” in Note 4 of the Consolidated Financial Statements. ASB may obtain advances from the FHLB of Des Moines provided that certain standards related to creditworthiness have been met. Advances are collateralized by a blanket pledge of certain notes held by ASB and the mortgages securing them. To the extent that advances exceed the amount of mortgage loan collateral pledged to the FHLB of Des Moines, the excess must be covered by qualified marketable securities held under the control of and at the FHLB of Des Moines or at an approved third-party custodian. FHLB advances generally are available to meet seasonal and other withdrawals of deposit accounts, to expand lending and to assist in the effort to improve asset and liability management. FHLB advances are made pursuant to several different credit programs offered from time to time by the FHLB of Des Moines.
The decrease in other borrowings in 2017 was due to the payoff of a maturing FHLB advance, offset by an increase in business repurchase agreements. The decrease in other borrowings in 2016 was due to a decrease in public and business repurchase agreements and the maturity of a repurchase agreement with a broker/dealer. The increase in other borrowings in 2015 compared to 2014 was due to an increase in public repurchase agreements. The increase in other borrowings in 2014 compared to 2013 was due to an increase in repurchase agreements with the State of Hawaii.
Competition.  See “Bank—Executive overview and strategy” and “Bank—Certain factors that may affect future results and financial condition—Competition” in HEI’s MD&A.
The banking industry in Hawaii is highly competitive. At December 31, 2017, there were 8 financial institutions insured by the FDIC headquartered in the State of Hawaii. While ASB is one of the largest financial institutions in Hawaii, based on total assets, ASB faces vigorous competition for deposits and loans from two larger banking institutions based in Hawaii and from smaller institutions that heavily promote their services in niche areas, such as providing financial services to small and medium-sized businesses, as well as national financial services organizations. Competition for loans and deposits comes primarily from other savings institutions, commercial banks, credit unions, securities brokerage firms, money market and mutual funds and other investment alternatives. ASB faces additional competition in seeking deposit funds from various types of corporate and government borrowers, including insurance companies. Competition for origination of mortgage loans comes primarily from mortgage banking and brokerage firms, commercial banks, other savings institutions, insurance companies and real estate investment trusts.
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

See “Federal Deposit Insurance Corporation assessment” in Note 4 of the Consolidated Financial Statements for a discussion of FDIC deposit insurance assessment rates. Financing Corporation will continue to impose an assessment on average total assets minus average tangible equity to service the interest on Financing Corporation bond obligations. As of December 31, 2017, ASB’s annual Financing Corporation assessment was 0.52 cents per $100 of average total assets minus average tangible equity.
Federal thrift charter.  See “Bank–Certain factors that may affect future results and financial condition—Regulation—Unitary savings and loan holding company” in HEI’s MD&A, including the discussion of previously proposed legislation that would abolish the charter.
Recent legislation and issuances.  See “Bank–Legislation and regulation” in HEI’s MD&A.
Capital requirements.  The OCC has set four capital requirements for financial institutions. As of December 31, 2017, ASB was in compliance with all of the minimum capital requirements with a Tier 1 leverage ratio of 8.6% (compared to a 4.0% requirement), a common equity Tier 1 ratio of 13.0% (compared to a 4.5% requirement), a Tier 1 capital ratio of 13.0% (compared to a 6.0% requirement) and a total capital ratio of 14.2% (compared to a 8.0% requirement).
In order to avoid restrictions on capital distributions and discretionary bonus payments to executive officers, a financial institution must hold a buffer of common equity tier 1 capital above its minimum capital requirements in an amount greater than 2.5% of total risk-weighted assets (capital conservation buffer) which is phased-in through 2019. As of December 31, 2017, ASB met the applicable capital requirements, including the fully phased-in capital conservation buffer.
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
Financial Derivatives and Interest Rate Risk.  ASB is subject to OCC rules relating to derivatives activities, such as interest rate swaps, interest rate lock commitments and forward commitments. See “Derivative financial instruments” in Note 4 of the Consolidated Financial Statements for a description of interest rate lock commitments and forward commitments used by ASB. Currently ASB does not use interest rate swaps to manage interest rate risk (IRR), but may do so in the future. Generally speaking, the OCC rules permit financial institutions to engage in transactions involving financial derivatives to the extent these transactions are otherwise authorized under applicable law and are safe and sound. The rules require ASB to have certain internal procedures for handling financial derivative transactions, including involvement of the ASB Board of Directors.
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
Liquidity.  OCC regulations require ASB to maintain sufficient liquidity to ensure safe and sound operations. ASB’s principal sources of liquidity are customer deposits, borrowings, the maturity and repayment of portfolio loans and securities and the sale of loans into secondary market channels. ASB’s principal sources of borrowings are advances from the FHLB of Des Moines and securities sold under agreements to repurchase from broker/dealers. ASB is approved by the FHLB of Des Moines to borrow an amount of up to 35% of assets to the extent it provides qualifying collateral and holds sufficient FHLB of Des Moines stock. As of December 31, 2017, ASB’s unused FHLB of Des Moines borrowing capacity was approximately $1.8 billion. ASB utilizes growth in deposits, advances from the FHLB of Des Moines and securities sold under agreements to repurchase to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and make investments. As of December 31, 2017, ASB had loan commitments, undisbursed loan funds and unused lines and letters of credit of $1.8 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
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
A financial institution that is “undercapitalized” or “significantly undercapitalized” is subject to additional mandatory supervisory actions and a number of discretionary actions if the OCC determines that any of the actions is necessary to resolve the problems of the association at the least possible long-term cost to the Deposit Insurance Fund. A financial institution that is “critically undercapitalized” must be placed in conservatorship or receivership within 90 days, unless the OCC and the FDIC concur that other action would be more appropriate. As of December 31, 2017, ASB was “well-capitalized.”
Interest rates.  FDIC regulations restrict the ability of financial institutions that are undercapitalized to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2017, ASB was “well capitalized” and thus not subject to these interest rate restrictions.
Qualified thrift lender test.  In order to satisfy the QTL test, ASB must maintain 65% of its assets in “qualified thrift investments” on a monthly average basis in 9 out of the previous 12 months. Failure to satisfy the QTL test would subject ASB to various penalties, including limitations on its activities, and would also bring into operation restrictions on the activities that may be engaged in by HEI, ASB Hawaii and their other subsidiaries, which could effectively result in the required divestiture of ASB. At all times during 2017, ASB was in compliance with the QTL test. See “HEI Consolidated–Regulation.”
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
As mandated by the Gramm Act, the Federal Housing Finance Board (Board) regulations require each FHLB to maintain three capital ratios: (1) risk-based capital greater than or equal to the sum of its credit, market and operational risk capital requirements; (2) a minimum capital-to-assets ratio of 4%; and (3) a minimum total capital leverage ratio of 5% of total assets. At September 30, 2017, the FHLB of Des Moines was in compliance with all three of the regulatory capital requirements. ASB's required holding in the stock of the FHLB is both membership and activity-based. Membership is based on a percentage of total assets (0.12%) while the portion related to activity is based on a percentage of outstanding activity, mainly advances (4%). As of December 31, 2017, ASB was required and owned capital stock in the FHLB of Des Moines in the amount of $10 million. See “Stock in FHLB” in HEI’s MD&A section for recent developments regarding the FHLB of Des Moines.
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
Other laws.  ASB is subject to federal and state consumer protection laws which affect deposit and lending activities, such as the Truth in Lending Act (TILA), the Truth in Savings Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act (RESPA), the Home Mortgage Disclosure Act and several federal and state financial privacy acts intended to protect consumers’ personal information and prevent identity theft, such as the Gramm Act and the Fair and Accurate Transactions Act. ASB is also subject to federal laws regulating certain of its lending practices, such as the Flood Disaster Protection Act, and laws requiring reports to regulators of certain customer transactions, such as the Currency and Foreign Transactions Reporting Act and the International Money Laundering Abatement and Anti-Terrorist Financing Act. ASB’s relationship with Cetera Investment Services LLC and Cetera Investment Advisers LLC is also governed by regulations adopted by the FRB under the Gramm Act, which regulate “networking” relationships under which a financial institution refers customers to a broker-dealer for securities services and employees of the financial institution are permitted to receive a nominal fee for the referrals. These laws may provide for substantial penalties in the event of noncompliance.
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
Additional information.  For additional information about ASB, see the sections under “Bank” in HEI’s MD&A, HEI’s “Quantitative and Qualitative Disclosures about Market Risk” and HEI's Consolidated Financial Statements, including Note 4 thereto.
Properties.  ASB owns or leases several office buildings in downtown Honolulu, owns land and an operations center in the Mililani Technology Park on the island of Oahu and owns land on which a number of its branches are located.
The following table sets forth the number of bank branches owned and leased by ASB by island:

	Number of branches
December 31, 2017	Owned	Leased	Total
Oahu	8	26	34
Maui	3	3	6
Hawaii	3	2	5
Kauai	2	1	3
Molokai	—	1	1
	16	33	49

During 2017, two branches were closed on Oahu and one branch on Maui. ASB had other branches in close proximity to the closed branches and customer accounts were consolidated into those branches.
As of December 31, 2017, the net book value (NBV) of branches and office facilities was $75 million ($68 million NBV of the land and improvements for the branches and office facilities owned by ASB and $7 million represents the NBV of ASB’s leasehold improvements) compared to the NBV of branches and office facilities of $68 million ($62 million NBV of the land and improvements for the branches and office facilities owned by ASB and $6 million represents the NBV of ASB’s leasehold improvements) as of December 31, 2016. The leases expire on various dates through February 2033, but many of the leases have extension provisions.
As of December 31, 2017, ASB owned 113 automated teller machines.
Construction of New Headquarters. In the first quarter of 2017, ASB began construction of its new headquarters in downtown Honolulu. The project will cost an estimated $100 million and is expected to take twenty months to complete. The headquarters will have approximately 370,000 square feet of space on eleven floors and consolidate five separate offices into one building where approximately 600 employees will work.

ITEM 1A.	RISK FACTORS
The businesses of HEI and its subsidiaries involve numerous risks which, if realized, could have a material and adverse effect on the Company’s financial statements. For additional information for certain risk factors enumerated below and other risks of the Company and its operations, see “Cautionary Note Regarding Forward-Looking Statements” above and HEI’s

MD&A, HEI’s “Quantitative and Qualitative Disclosures about Market Risk”, the Notes to the Consolidated Financial Statements, Hawaiian Electric’s MD&A and Hawaiian Electric’s “Quantitative and Qualitative Disclosures About Market Risk.”
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

•
the provisions of an HEI agreement entered into with federal bank regulators in connection with its acquisition of its bank subsidiary, ASB, which require HEI to contribute additional capital to ASB (up to a maximum amount of additional capital of $28.3 million as of December 31, 2017) upon request of the regulators in order to maintain ASB’s regulatory capital at the level required by regulation;

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

Interest rate risk also represents a market risk factor affecting the fair value of ASB’s investment securities. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair values of those instruments, respectively. Disruptions in the credit markets, a liquidity crisis in the banking industry or increased levels of residential mortgage delinquencies and defaults may result in decreases in the fair value of ASB’s investment securities and an impairment that is other-than-temporary, requiring ASB to write down its investment securities. As of December 31, 2017, ASB’s investment in U.S. Treasury, federal agency obligations, and mortgage-related securities have an implicit guarantee from the U.S. government.
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
The Company may be subject to information technology and operational system failures, network disruptions, cyber attacks and breaches in data security that could adversely affect its businesses and reputation.
Utilities. The Utilities rely on evolving and increasingly complex operational and information systems, networks and other technologies, which are interconnected with the systems and network infrastructure owned by third parties to support a variety of business processes and activities, including procurement and supply chain, invoicing and collection of payments, customer relationship management, human resource management, the acquisition, generation and delivery of electrical service to customers, and to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. The Utilities use their systems and infrastructure to create, collect, store, and process sensitive information, including personal information regarding customers, employees and their dependents, retirees, and other individuals. Despite the Utilities security measures, all of their systems are vulnerable to disability, failures or unauthorized access caused by natural disasters, cyber security incidents, security breaches, user error, unintentional defects created by system changes, military or terrorist actions, power or communication failures or similar events. Any such failure could have a material adverse impact on the Utilities ability to process transactions and provide service, as well the Utilities’ financial condition and results of operations. Further, a data breach involving theft, improper disclosure, or other unauthorized access to or acquisition of confidential information could subject the Utilities to penalties for violation of applicable privacy laws, claims by third parties, and enforcement actions by government agencies. It could also reduce the value of proprietary information, and harm the reputation of the Utilities.
As noted by the U.S. Department of Homeland Security, the utility industry is continuing to experience an increase in the frequency and sophistication of cyber security incidents. The Utilities’ systems have been, and will likely continue to be, a target of attacks. Further, the Utilities’ operational networks may be subject to new cyber security risks due to modernizing and interconnecting existing infrastructure with new technologies and control systems, including those owned by third parties. Although the Utilities have not experienced a material cyber security breach to date, such incidents may occur and may have a material adverse effect on the Utilities in the future. In order to address cyber security risks to their information systems, the Utilities maintain security measures designed to protect their information technology systems, network infrastructure and other assets. The Utilities actively monitor developments in the area of cyber security and are involved in various related government and industry groups, and brief the Board quarterly on relevant cyber security issues. Although the Utilities continue to make investments in their cyber security program, including personnel, technologies, cyber insurance and training of Utilities personnel, there can be no assurance that these systems or their expected functionality will be implemented, maintained, or expanded effectively; nor can security measures completely eliminate the possibility of a cyber security breach. The Utility maintains cyber liability insurance that covers certain damages caused by cyber incidents. However, there is no guarantee that adequate insurance will continue to be available at rates the Utility believes are reasonable or that the costs of responding to and recovering from a cyber incident will be covered by insurance or recoverable in rates. If the Utilities’ cyber security measures were to be breached, the Utilities could suffer financial loss, business disruptions, liability to customers, regulatory intervention or damage to their reputation.
Due to the size, scope and complexity of the Utilities’ business, the development and maintenance of information technology systems to process and track information is critical and challenging. The Utilities often rely on third-party vendors to host, maintain, modify, and update its systems and these third-party vendors could cease to exist, fail to establish adequate processes to protect the Utilities systems and information, or experience internal or external security incidents. In addition, the Utilities are pursuing complex business transformation initiatives, which include establishing common processes across Hawaiian Electric, Hawaii Electric Light and Maui Electric and the upgrade or replacement of existing systems. Significant system changes increase the risk of system interruptions. Although the Utilities maintain change control processes to mitigate this risk, system interruptions may occur. Further, delay or failure to complete the integration of information systems and processes may result in delays in regulatory cost recovery, increased service interruptions of aging legacy systems, or the failure to realize the cost savings anticipated to be derived from these initiatives.
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
The Utilities have disaster recovery plans in place to protect their businesses from information technology service interruptions. The disaster recovery plans, however, may not be successful in preventing the loss of customer data, service interruptions and disruptions to operations or damage to important facilities. If any of these systems fail to operate properly or becomes disabled and the Utilities’ disaster recovery plans do not effectively resolve the issues in a timely manner, the Utilities could suffer financial loss, business disruptions, liability to customers, regulatory intervention or damage to their reputations.
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
ASB is under continuous threat of loss due to cyber-attacks, especially as ASB continues to expand customer capabilities to utilize the Internet and other remote channels to transact business. Two of the most significant cyber-attack risks that ASB faces are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals extract funds directly from customers’ or ASB's accounts using fraudulent schemes that may include Internet-based funds transfers. ASB has been subject to e-fraud incidents historically. Loss of sensitive customer data are attempts to steal sensitive customer data, such as account numbers and social security numbers, through unauthorized access to computer systems, including computer hacking. Such attacks are less frequent, but could present significant reputational, legal and regulatory costs if successful. Intrusion detection and prevention systems, anti-virus software, firewalls and other general information technology controls have been put in place to detect and prevent cyber-attacks or information system breaches. A disaster recovery plan has been developed in the event of a natural disaster, security breach, military or terrorist action, power or communication failure or similar event. The disaster recovery plan, however, may not be successful in preventing the loss of customer data, service interruptions, disruptions to operations or damage to important facilities. Although ASB devotes significant resources to maintain and regularly upgrade its systems and processes that are designed to protect the security of ASB’s computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to ASB and its customers, there can be no assurance that such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately corrected by ASB or its vendors.
To date, ASB has not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that ASB will not suffer such losses in the future. If any of these systems fail to operate properly or become disabled even for a brief period of time, ASB could suffer financial loss, business disruptions, liability to customers, regulatory intervention or damage to its reputation, any of which could have a material adverse effect on ASB’s financial condition and results of operations.
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
Changes in accounting principles and estimates could affect the reported amounts of the Company’s assets and liabilities or revenues and expenses.  HEI’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. Changes in accounting principles (including the possible adoption of International Financial Reporting Standards or new U.S. accounting standards), or changes in the Company’s application of existing accounting principles, could materially affect the financial statement presentation of HEI’s or the Utilities’ consolidated results of operations and/or financial condition. Further, in preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change include the amounts reported for electric utility revenues; allowance for loan losses; income taxes; investment securities, property, plant and equipment; regulatory assets and liabilities; derivatives; goodwill; pension and other postretirement benefit obligations; and contingencies and litigation.
The Utilities' financial statements reflect assets and costs based on cost-based rate-making regulations. Continued accounting in this manner requires that certain criteria relating to the recoverability of such costs through rates be met. If events or circumstances should change so that the criteria are no longer satisfied, the Utilities’ expect that their regulatory assets (amounting to $869 million as of December 31, 2017), net of regulatory liabilities (amounting to $881 million as of December 31, 2017), would be charged to the statement of income in the period of discontinuance. As a result of the 2017 Tax Cuts and Jobs Act (Tax Act), the Utilities were required to adjust their deferred tax assets and liabilities for the lower federal income tax rate, resulting in excess accumulated deferred income tax balances (ADIT). To the extent the ADIT was related to items included in regulatory rate base or ratemaking, the related net excess ADIT ($285 million) was reclassified to a regulatory liability that will be returned to customers through rates. The rate of the return to customers will be determined with the approval of the PUC.
Changes in accounting principles can also impact HEI’s consolidated financial statements. For example, if management determines that a PPA requires the consolidation of the IPP in the financial statements, the consolidation could have a material effect on Hawaiian Electric’s and HEI’s consolidated financial statements, including the recognition of a significant amount of assets and liabilities and, if such a consolidated IPP were operating at a loss and had insufficient equity, the potential recognition of such losses. Also, if management determines that a PPA requires the classification of the agreement as a capital lease, a material effect on HEI’s consolidated balance sheet may result, including the recognition of significant capital assets and lease obligations.
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
To improve the timing and certainty of the recovery of their costs, the Utilities have proposed and/or received approval of various cost recovery mechanisms including an ECAC, a PPAC, and pension and OPEB tracking mechanisms, as well as a decoupling mechanism, a major project interim recovery (MPIR) adjustment mechanism, and a renewable energy infrastructure program (REIP) surcharge. A change in, or the elimination of, any of these cost recovery mechanisms, including in the current proceeding in which the PUC is examining the decoupling mechanism, could have a material adverse effect on the Utilities.
The Utilities could be required to refund to their customers, with interest, revenues that have been or may be received under interim rate orders in their rate case proceedings and other proceedings, if and to the extent they exceed the amounts allowed in final orders.
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
ECACs are subject to periodic review by the PUC. In the most recent rate cases, the PUC allowed the current ECAC to continue. In the decoupling reexamination proceeding in 2014 through 2016, the PUC considered potential modifications to the ECAC. In April 2017, the PUC issued an order in the decoupling reexamination proceeding acknowledging the complex issues relating to changing the ECAC mechanisms and indicating it will consider these issues in the Utilities’ pending rate cases.
All of the Utilities have proposed modifications to their respective ECAC provisions in their open rate cases. Hawaii Electric Light has proposed an expansion of the range of fuel usage efficiencies under which fuel costs would be fully passed through to customers. Hawaiian Electric has also proposed such an expansion of the range of fuel efficiencies for low sulfur fuel oil, which accounts for about 97% of its generation fuel usage, and has proposed to fully pass through to customers the costs of diesel fuel and biodiesel fuel that represent the balance of the generation fuel usage. Maui Electric has proposed to retain the existing range of fuel usage efficiencies at all three islands. All of the Utilities have proposed an additional trigger that would allow a re-establishment of fuel usage efficiency targets under certain conditions. Blue Planet Foundation, a party to the Hawaiian Electric rate case has recommended allowing only a partial pass-through of fuel costs with a sharing of cost above or below the allowed levels. See "Most recent rate proceedings" in Note 3 of the Consolidated Financial Statements.
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
Electric utility operations may be significantly influenced by climate change.  While the timing, extent and ultimate effects of climate change cannot be determined with any certainty, climate change is predicted to result in sea level rise, which could potentially impact coastal and other low-lying areas (where much of the Utilities’ electric infrastructure is sited), and could cause erosion of beaches, saltwater intrusion into aquifers and surface ecosystems, higher water tables and increased flooding and storm damage due to heavy rainfall. The effects of climate change on the weather (for example, floods or hurricanes), sea levels, and water availability and quality have the potential to materially adversely affect the results of operations, financial condition and liquidity of the Utilities. For example, severe weather could cause significant harm to the Utilities’ physical facilities.
Electric utility operations depend heavily on third-party suppliers of fuel and purchased power.  The Utilities rely on fuel oil suppliers and shippers and IPPs to deliver fuel oil and power, respectively, in accordance with contractual agreements. Approximately 69% of the net energy generated or purchased by the Utilities in 2017 was generated from the burning of fossil fuel oil, and purchases of power by the Utilities provided about 46% of their total net energy generated and purchased for the same period. Failure or delay by oil suppliers and shippers to provide fuel pursuant to existing contracts, or failure by a major IPP to deliver the firm capacity anticipated in its PPA, could disrupt the ability of the Utilities to deliver electricity and require the Utilities to incur additional expenses to meet the needs of their customers that may not be recoverable. In addition, as the IPP contracts near the end of their terms, there may be less economic incentive for the IPPs to make investments in their units to ensure the availability of their units. Also, as these contractual agreements end, the Utilities may not be able to purchase fuel and power on terms equivalent to the current contractual agreements.
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
Bank Risks.
Fluctuations in interest rates could result in lower net interest income, impair ASB’s ability to originate new loans or impair the ability of ASB’s adjustable-rate borrowers to make increased payments or cause such borrowers to repay their adjustable-rate loans.  Interest rate risk is a significant risk of ASB’s operations. ASB’s net interest income consists primarily of interest income received on fixed-rate and adjustable-rate loans, mortgage-related securities and investments, less interest expense consisting primarily of interest paid on deposits and other borrowings. Interest rate risk arises when earning assets mature or when their interest rates change in a time frame different from that of the costing liabilities. Changes in market interest rates, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact ASB’s net interest margin.
Although ASB pursues an asset-liability management strategy designed to mitigate its risk from changes in market interest rates, unfavorable movements in interest rates could result in lower net interest income. Residential 1-4 family fixed-rate mortgage loans comprised about 42% of ASB’s loan portfolio as of December 31, 2017 and do not re-price with movements in interest rates. ASB continues to face a challenging interest rate environment. The Federal Open Market Committee increased the federal funds rate in 2016 and 2017, which has caused the yield curve to flatten. Increases in market interest rates could have an adverse impact on ASB’s cost of funds. Higher market interest rates could lead to higher interest rates paid on deposits and other borrowings. Significant increases in market interest rates, or the perception that an increase may occur, could adversely affect ASB’s ability to originate new loans and grow. An increase in market interest rates, especially a sudden increase, could also adversely affect the ability of ASB’s adjustable-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs. Conversely, a decrease in interest rates or a mismatching of maturities of interest sensitive financial instruments could result in an acceleration in the prepayment of loans and mortgage-related securities and impact ASB’s ability to reinvest its liquidity in similar yielding assets.
Changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our loan portfolio and interest income on loans. As a result of concerns about the accuracy of the calculation of the benchmark London Interbank Offered Rate (LIBOR), a number of British Bankers’ Association (BBA) member banks entered into settlements with regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies, as a result of these or future events, may result in changes to the manner in which LIBOR is determined.

Potential changes, or uncertainty related to such potential changes may adversely affect the market for loans with LIBOR-indexed interest rates. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. The head of the United Kingdom Financial Conduct Authority announced a desire to phase out the use of LIBOR by the end of 2021. The potential effect of such an event on our LIBOR-indexed loan portfolio and interest income on loans cannot yet be determined.
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

•
increases in operating costs (including employee compensation expense and benefits and regulatory compliance costs), inflation and other factors, that exceed increases in ASB’s net interest, fee and other income; and

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
A large percentage of ASB’s loans and securities are collateralized by real estate, and adverse changes in the real estate market and/or general economic or other conditions may result in loan losses and adversely affect the Company’s profitability.  As of December 31, 2017 approximately 84% of ASB’s loan portfolio was comprised of loans primarily collateralized by real estate, most of which was concentrated in the State of Hawaii. During 2017, ASB's HELOC and residential 1-4 family portfolios grew by 6% and 3%, respectively, and now comprise 78% of total real estate loans. ASB’s financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in the state of Hawaii, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. Adverse changes in the economy may have a negative effect on the ability of borrowers to make timely repayments of their loans. A deterioration of the economic environment in Hawaii, including a material decline in the real estate market, further declines in home resales, a material external shock, or any environmental clean-up obligation, may also significantly impair the value of ASB’s collateral and ASB’s ability to sell the collateral upon foreclosure. In the event of a default, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest. In addition, if poor economic conditions result in decreased demand for real estate loans, ASB’s profits may decrease if its alternative investments earn less income than real estate loans.
Expanding commercial, commercial real estate and consumer lending activities may result in higher costs and greater credit risk than residential lending activities due to the unique characteristics of these markets.  ASB had been aggressively pursuing a strategy that included expanding its commercial, commercial real estate and consumer lines of business. If ASB elects to pursue commercial and commercial real estate loans in the future, such loans have a higher risk profile than residential loans. Though both commercial and commercial real estate loans have shorter terms and earn higher spreads than residential mortgage loans, these loan types generally entail higher underwriting and other service costs and present greater credit risks than traditional residential mortgages. Commercial loans are secured by the assets of the business and, upon default, any collateral repossessed may not be sufficient to repay the outstanding loan balance. In addition, loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be affected by current economic conditions and adverse business developments. Commercial real estate properties tend to be unique and are more difficult to value than residential real estate properties. Commercial real estate loans may not be fully amortizing, meaning that they have a significant principal balance or “balloon” payment due at maturity. In addition, commercial real estate properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than noncommercial properties and to the corresponding burdens and costs of compliance with environmental laws and regulations. Also, there may be costs and delays involved in enforcing rights of a property owner against tenants in default under terms of leases with respect to commercial properties. For example, a tenant may seek protection under bankruptcy laws, which could result in termination of the tenant’s lease.
ASB also has a national syndicated lending portfolio where ASB is a participant in credit facilities agented by established and reputable national lenders. Management selectively chooses each deal based on conservative credit criteria to ensure a high quality, well diversified portfolio. In the event the borrower encounters financial difficulties and ASB is unable to sell its participation interest in the loan in the secondary market, the bank is typically reliant on the originating lender for managing any loan workout or foreclosure proceedings that may become necessary. Accordingly, ASB has less control over such proceedings than loans it originates and may be required to accommodate the interests of other participating lenders in resolving delinquencies or defaults on participated loans, which could result in outcomes that are not fully consistent with ASB's preferred strategies. In addition, a significant proportion of ASB's syndicated loans are originated in states other than Hawaii, and are subject to the local regional and regulatory risks specific to those states.
Similar to the national syndicated lending portfolio, ASB does not service commercial loans in which it has participation interests rather than being the lead or agent lender and is subject to the policies and practices of the agent lender, who is the loan servicer, in resolving delinquencies or defaults on participated loans.
The consumer loan portfolio primarily consists of personal unsecured loans as ASB began offering a personal loan product with risk-based pricing. Repayment is based on the borrower’s financial stability as these loans have no collateral and there is less assurance that ASB will be able to collect all payments due under these loans or have sufficient collateral to cover all outstanding loan balances.
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
The Tax Act may impact the financial services industry with respect to the marketability of residential loans and home equity indebtedness. The Tax Act limits the deduction available for mortgage interest by reducing the amount of debt that can be treated as acquisition indebtedness from the current level of $1 million to $750,000. The new law also suspends the deduction for interest on home equity indebtedness. The impact of these tax law changes on residential mortgage and home equity line of credit loan production cannot yet be determined.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
HEI: None.
Hawaiian Electric: Not applicable.

ITEM 2.	PROPERTIES
HEI and Hawaiian Electric:  See the “Properties” sections under “HEI,” “Electric utility” and “Bank” in Item 1. Business above.

ITEM 3.	LEGAL PROCEEDINGS
HEI and Hawaiian Electric:  HEI subsidiaries (including Hawaiian Electric and its subsidiaries and ASB) may be involved in ordinary routine PUC proceedings, environmental proceedings and/or litigation incidental to their respective businesses. See the descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in “Item 1. Business,” in HEI’s MD&A and in the Notes 3 and 4 of the Consolidated Financial Statements. The outcomes of litigation and administrative proceedings are necessarily uncertain and there is a risk that the outcome of such matters could have a material adverse effect on the financial position, results of operations or liquidity of HEI or one or more of its subsidiaries for a particular period in the future.

ITEM 4.	MINE SAFETY DISCLOSURES
HEI and Hawaiian Electric:  Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT (HEI)
The executive officers of HEI are listed below. Messrs. Oshima and Wacker are officers of HEI subsidiaries rather than of HEI, but are deemed to be executive officers of HEI under SEC Rule 3b-7 promulgated under the 1934 Exchange Act. HEI executive officers serve from the date of their initial appointment and are reappointed annually by the HEI Board (or annually by the applicable HEI subsidiary board), and thereafter are appointed for one-year terms or until their successors have been duly appointed and qualified or until their earlier resignation or removal. HEI executive officers may also hold offices with HEI subsidiaries and affiliates in addition to their current positions listed below.

Name	Age	Business experience for last 5 years and prior positions with the Company
Constance H. Lau	65
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
·   ASB Senior Executive Vice President and Chief Operating Officer and Director, 12/99 to 5/01
·   HEI Power Corp. Financial Vice President and Treasurer, 5/97 to 8/99
·   HEI Treasurer, 4/89 to 10/99, and HEI Assistant Treasurer, 12/87 to 4/89
·   Hawaiian Electric Treasurer 12/87 to 4/89 and Assistant Corporate Counsel, 9/84 to 12/87

Gregory C. Hazelton	53
HEI Executive Vice President and Chief Financial Officer since 4/17
HEI Senior Vice President, Finance, 10/16 to 4/17
·    Prior to rejoining the Company in 2016: Northwest Natural Gas Company, Senior Vice President, Chief Financial Officer and Treasurer, 2/16 to 9/16, and Northwest Natural Gas Company, Senior Vice President and Chief Financial Officer, 6/15 to 2/16
·    HEI Vice President, Finance, Treasurer and Controller, 8/13 to 6/15
·  Prior to joining the Company in 2013: UBS Investment Bank, Managing Director, Global Power & Utilities Group 3/11 to 5/13

Alan M. Oshima	70
Hawaiian Electric President and Chief Executive Officer since 10/14
Hawaiian Electric Director, 2008 to 10/11 and since 10/14
HEI Charitable Foundation President since 10/11
·   Hawaiian Electric Senior Executive Officer on loan from HEI, 5/14 to 9/14
    ·   HEI Executive Vice President, Corporate and Community Advancement, 10/11 to 5/14

Richard F. Wacker	55	ASB President and Chief Executive Officer since 11/10 ASB Director since 11/10
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
HEI:
Certain of the information required by this item is incorporated herein by reference to Note 12, “Regulatory restrictions on net assets” and Note 16, “Quarterly information (unaudited)” of the Consolidated Financial Statements and "Item 6. Selected Financial Data” and “Equity compensation plan information” under "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Form 10-K. Certain restrictions on dividends and other distributions of HEI are described in this report under “Item 1. Business—HEI—Regulation—Restrictions on dividends and other distributions” and that description is incorporated herein by reference. HEI’s common stock is traded on the New York Stock Exchange and the total number of holders of record of HEI common stock (i.e., registered shareholders) as of February 13, 2018, was 6,133.
HEI's common stock high and low for the quarters of 2017 and 2016 were as follows:

Quarters ended	2017		2016
	High	Low	High	Low
(in thousands)
March 31	$33.94	$32.32	$32.69	$27.30
June 30	34.08	32.01	34.98	31.35
September 30	34.64	31.71	33.57	29.14
December 31	38.72	33.30	34.08	28.31
The dividends declared and paid on HEI's common stock for the quarters of 2017 and 2016 were as follows:

Quarters ended	2017	2016
(in thousands)
March 31	$33,713	$33,367
June 30	33,713	33,481
September 30	33,723	33,550
December 31	33,724	33,652
Purchases of HEI common shares were made during the fourth quarter to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2017	23,311	$34.69	—	NA
November 1 to 30, 2017	20,261	$37.74	—	NA
December 1 to 31, 2017	171,481	$37.68	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
** The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the "Total number of shares purchased," 195,253 of the 215,053 shares were purchased for the DRIP; 17,400 of the 215,053 shares were purchased for the HEIRSP; and 2,400 of the 215,053 shares were purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Hawaiian Electric:
Since a corporate restructuring on July 1, 1983, all the common stock of Hawaiian Electric has been held solely by its parent, HEI, and is not publicly traded. Accordingly, information required with respect to “Market information” and “holders” is not applicable to Hawaiian Electric.
The dividends declared and paid on Hawaiian Electric’s common stock for the quarters of 2017 and 2016 were as follows:

Quarters ended	2017	2016
(in thousands)
March 31	$21,942	$23,400
June 30	21,942	23,400
September 30	21,941	23,399
December 31	21,942	23,400
Also, see “Liquidity and capital resources” in HEI’s MD&A.
See the discussion of regulatory and other restrictions on dividends or other distributions under “Item 1. Business—HEI—Regulation—Restrictions on dividends and other distributions” and in Note 12 of the Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA
HEI:

Selected Financial Data
Hawaiian Electric Industries, Inc. and Subsidiaries
Years ended December 31	2017	2016	2015	2014		2013
(dollars in thousands, except per share amounts)
Results of operations
Revenues	$2,555,625	$2,380,654	$2,602,982	$3,239,542		$3,238,470
Net income for common stock	$165,297	$248,256	$159,877	$168,129		$161,709
Basic earnings per common share	$1.52	$2.30	$1.50	$1.65		$1.63
Diluted earnings per common share	$1.52	$2.29	$1.50	$1.63		$1.62
Return on average common equity	7.9%	12.4%	8.6%	9.6%		9.7%
Financial position *
Total assets	$13,099,828	$12,425,506	$11,782,018	$11,177,143		$10,331,921
Deposit liabilities	5,890,597	5,548,929	5,025,254	4,623,415		4,372,477
Other bank borrowings	190,859	192,618	328,582	290,656		244,514
Long-term debt, net—other than bank	1,683,797	1,619,019	1,578,368	1,498,547		1,483,960
Preferred stock of subsidiaries – not subject to mandatory redemption	34,293	34,293	34,293	34,293		34,293
Common stock equity	2,097,386	2,066,753	1,927,640	1,790,573		1,726,406
Common stock
Book value per common share *	$19.28	$19.03	$17.94	$17.46		$17.05
Market price per common share
High	38.72	34.98	34.86	35.00		28.30
Low	31.71	27.30	27.02	22.71		23.84
December 31	36.15	33.07	28.95	33.48		26.06
Dividends declared per common share	1.24	1.24	1.24	1.24		1.24
Dividend payout ratio	82%	54%	82%	75%		76%
Market price to book value per common share *	188%	174%	161%	192%		153%
Price earnings ratio **	23.8x	14.4x	19.3x	20.3	x	16.0	x
Common shares outstanding (thousands) *	108,788	108,583	107,460	102,565		101,260
Weighted-average-basic	108,749	108,102	106,418	101,968		98,968
Shareholders ***	26,064	26,831	27,927	29,415		30,653
Employees *	3,880	3,796	3,918	3,965		3,966

*	At December 31.

**	Calculated using December 31 market price per common share divided by basic earnings per common share. The principal trading market for HEI’s common stock is the New York Stock Exchange (NYSE).

***
At December 31. Represents registered shareholders plus participants in the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP) who are not registered shareholders. As of February 13, 2018, HEI had 6,133 registered shareholders (i.e., holders of record of HEI common stock), 23,111 DRIP participants and total shareholders of 25,977.

2017 results include a $14 million adjustment, primarily to reduce deferred tax net asset balances (not accounted for under Utility regulatory ratemaking) to reflect the lower rates enacted by Tax Act (see Note 10 of the Consolidated Financial Statements) and $20 million ($11 million, net of tax impacts) lower in RAM revenues than prior year due to expiration of 2013 settlement agreement that allowed the accrual of RAM revenues on January 1 (vs. June 1) for years 2014 to 2016 at Hawaiian Electric. Results for 2016, 2015 and 2014 include merger- and spin-off-related income/(expenses), net of tax impacts, of $60 million, ($16 million), and ($5 million), respectively (see Note 15 of the Consolidated Financial Statements).
Financial data for periods prior to January 1, 2016 has been updated to reflect the retrospective application of ASU No. 2015-03 (Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs). See "Cautionary Note Regarding Forward-Looking Statements" above, HEI's MD&A and “Commitments and contingencies” in Note 3 of the Consolidated Financial Statements for discussions of certain contingencies that could adversely affect future results of operations, financial condition and cash flows.
For 2014 and 2013, under the two-class method of computing basic earnings per share, distributed earnings were $1.24 per share each year and undistributed earnings (loss) were $0.41 and $0.39 per share, respectively, for both unvested restricted stock awards and unrestricted common stock. For 2014 and 2013, under the two-class method of computing diluted earnings per share, distributed earnings were $1.24 per share each year and undistributed earnings (loss) were $0.40 and $0.38 per share, respectively, for both unvested restricted stock awards and unrestricted common stock. There were no restricted stock awards outstanding during 2017, 2016 and 2015.

Hawaiian Electric:
Selected Financial Data
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2017	2016	2015	2014	2013
(in thousands)
Results of operations
Revenues	$2,257,566	$2,094,368	$2,335,166	$2,987,323	$2,980,172
Net income for common stock	119,951	142,317	135,714	137,641	122,929

Financial position *
Utility plant	$7,282,979	$6,870,627	$6,543,799	$6,220,397	$5,896,991
Accumulated depreciation	(2,476,352)	(2,369,282)	(2,266,004)	(2,175,510)	(2,111,229)
Net utility plant	$4,806,627	$4,501,345	$4,277,795	$4,044,887	$3,785,762
Total assets	$6,196,281	$5,975,428	$5,672,210	$5,550,021	$5,058,065
Current portion of long-term debt	$49,963	$—	$—	$—	$11,383
Short-term borrowings from non-affiliates	4,999	—	—	—	—
Long-term debt, net	1,318,516	1,319,260	1,278,702	1,199,025	1,198,200
Common stock equity	1,845,283	1,799,787	1,728,325	1,682,144	1,593,564
Cumulative preferred stock-not subject to mandatory redemption	34,293	34,293	34,293	34,293	34,293
Capital structure	$3,253,054	$3,153,340	$3,041,320	$2,915,462	$2,837,440
Capital structure ratios (%)
Debt (short-term borrowings, and long-term debt, net, including current portion)	42.2	41.8	42.1	41.1	42.6
Cumulative preferred stock	1.1	1.1	1.1	1.2	1.2
Common stock equity	56.7	57.1	56.8	57.7	56.2

*	At December 31.
HEI owns all of Hawaiian Electric’s common stock. Therefore, per share data is not meaningful.
2017 results include $20 million ($11 million, net of tax impacts) lower in RAM revenues than prior year due to expiration of 2013 settlement agreement that allowed the accrual of RAM revenues on January 1 (vs. June 1) for years 2014 to 2016 at Hawaiian Electric, and a $9 million adjustment, primarily to reduce deferred tax net asset balances (not accounted for under regulatory ratemaking) to reflect the lower rates enacted by Tax Act (see Note 10 of the Consolidated Financial Statements).
Financial data for periods prior to January 1, 2016 has been updated to reflect the retrospective application of ASU No. 2015-03 (Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs).
See "Cautionary Note Regarding Forward-Looking Statements" above, the “electric utility” sections and all information related to, or including, Hawaiian Electric and its subsidiaries in HEI’s MD&A and “Commitments and contingencies” in Note 3 of the Consolidated Financial Statements for discussions of certain contingencies that could adversely affect future results of operations, financial condition and cash flows.

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

HEI Consolidated
Executive overview and strategy.  HEI is a holding company primarily overseeing operating subsidiaries in Hawaii’s electric utility and banking sectors. A major focus of HEI’s strategy is to grow core earnings and profitability of its Utilities and Bank in a controlled risk manner and improve operating, capital and tax efficiencies in order to support its dividend and deliver shareholder value while also being a catalyst for improving the economy, environment and community in which the Company serves. In addition, HEI and its subsidiaries from time to time consider various strategies designed to enhance their competitive positions and maximize shareholder value.
HEI, through its electric utility subsidiaries (Hawaiian Electric and its subsidiaries, Hawaii Electric Light and Maui Electric), provides the only electric public utility service to approximately 95% of Hawaii’s population. HEI also provides a wide array of banking and other financial services to consumers and businesses through its bank subsidiary, ASB, one of Hawaii’s largest financial institutions based on total assets. Through its third principal subsidiary, Pacific Current, HEI is focusing on non-regulated investments in renewable energy and infrastructure projects that help to serve Hawaii and help reach the state’s sustainability goals. Together, HEI’s unique combination of power and financial services companies continues to provide the Company with a strong balance sheet and the financial resources to invest in the strategic growth of its subsidiaries while providing an attractive dividend for investors.
In 2017, net income for HEI common stock was $165 million ($1.52 basic earnings per common share), down 33% from $248 million ($2.30 basic earnings per common share) in 2016 primarily due to the merger termination fee paid in 2016 by NEE. Excluding merger and spin-off-related income and expenses ($60 million after-tax), the decrease in net income from 2016 to 2017 was comprised of the Utilities’ $22 million lower net income and the “other” segment’s $10 million higher net loss, partly offset by ASB’s $10 million higher net income. Impacting these results were $14.2 million ($9.2 million at the Utilities; $(1.0) million at ASB; $6.0 million at the "other" segment) of net loss primarily comprised of tax expenses/(benefits) to reduce deferred tax balances to reflect the lower rates enacted by the Tax Act and an ASB special employee bonus awarded after the passing of the Tax Act lowered corporate income taxes in the future.
In 2016, net income for HEI common stock was $248 million, up 55% from $160 million in 2015 primarily due to the 2016 merger- and spin-off-related income and expenses. Basic earnings per share were $2.30 per share in 2016, up 53% from $1.50 per share in 2015. Excluding merger- and spin-off-related income and expenses, net income for HEI common stock would have been $188 million, up 7% from $176 million in 2015 primarily due to the Utilities’ and ASB’s 5% higher net incomes and lower losses at HEI corporate.
The Utilities’ strategic focus has been to meet Hawaii’s energy needs by modernizing and adding needed infrastructure through capital investment, placing emphasis on energy efficiency and conservation, pursuing renewable energy generation and taking the necessary steps to secure regulatory support for their plans. Electric utility net income for common stock in 2017 of $120 million decreased from the prior year by 16% due primarily to the (1) the impact of the federal tax reform recorded in 2017, (2) the expiration of the PUC approved 2013 settlement agreement with the Consumer Advocate that had allowed Hawaiian Electric to record calendar year rate adjustment mechanism revenues from January 1, 2014 to December 31, 2016 (versus when billed from June 1 each year to May 31 of the following year), (3) higher O&M expenses compared to 2016 (which included higher O&M expenses from higher overhaul and maintenance expenses and ERP costs), (4) higher depreciation expense (as a result of increasing investments for the integration of more renewable energy, improved service reliability and greater system efficiency), which were partially offset by the recovery of additional investments for clean energy, reliability and system efficiency investments and Hawaii Electric Light’s 2016 test year interim rate relief effective August 31, 2017, and (5) higher allowance for funds used during construction.
ASB continues to deepen customer relationships and build out new products and services in order to meet the needs of both consumer and commercial customers. Additionally, ASB has made process improvements to deliver a continuously better experience for its customers and be a more efficient bank. ASB’s earnings in 2017 of $67 million increased $10 million compared to prior year net income due primarily to higher net interest income and lower provision for loan losses, partly offset by higher noninterest expenses and lower noninterest income. In 2017, ASB earnings benefited from higher net interest income as interest income from loan and investment growth were funded primarily by low cost deposit liabilities. The lower provision for loan losses reflects ASB’s strategy to improve credit quality in the commercial and national syndicated loan portfolios. The higher noninterest expenses were due primarily to an increase in compensation and employee benefit expenses, including ASB non-executive employee bonuses awarded in 2017 in connection with the passing of the Tax Act. The lower noninterest income was primarily due to a decrease in mortgage banking income. ASB’s future financial results will continue to be impacted by the interest rate environment and the quality of ASB’s loan portfolio.
HEI’s “other” segment had a net loss in 2017 of $22 million, compared to a net income of $49 million in 2016. Excluding merger- and spin-off-related income and expenses, the “other” segment's net loss was $10 million higher ($22 million in 2017 compared to $12 million in 2016), primarily due to $6 million of tax reform-related tax expense in 2017 and other tax benefits recognized in 2016 as a result of moving out of a federal net operating loss position.
Shareholder dividends are declared and paid quarterly by HEI at the discretion of HEI’s Board of Directors. HEI and its predecessor company, Hawaiian Electric, have paid dividends continuously since 1901. The dividend has been stable at $1.24 per share annually since 1998. The indicated dividend yield as of December 31, 2017 was 3.4%. The dividend payout ratios based on net income for common stock for 2017, 2016 and 2015 were 82%, 54% and 82%, respectively. The HEI Board of Directors considers many factors in determining the dividend quarterly, including but not limited to the Company’s results of operations, the long-term prospects for the Company, and current and expected future economic conditions.
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
Hawaii’s tourism industry, a significant driver of Hawaii’s economy, ended 2017 with annual record totals in both visitor spending and arrivals for the sixth consecutive year. Visitor expenditures increased 6.2% and arrivals increased 5.0% compared to 2016. Looking ahead, the Hawaii Tourism Authority expects scheduled nonstop seats to Hawaii for the first quarter of 2018 to increase by 10.9% over the first quarter of 2017 driven primarily by an increase in seats from West Coast, East Coast and Asia.
Hawaii’s unemployment rate continued to decline to 2.0% in December 2017, which was lower than the 4.1% rate a year ago in December 2016 and lower than the national unemployment rate of 4.1% in December 2017. It was the lowest unemployment rate in the nation.
Hawaii real estate activity, as indicated by the home resale market, experienced growth in median sales prices in 2017. Median sales prices for single family residential homes and condominiums on Oahu through December 2017 were higher by 2.7% and 3.8%, respectively, over the same time period in 2016. The number of closed sales for single family residential homes was up by 6.3% and for condominiums was up 6.9% through December of 2017 compared to same time period of 2016.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. Following price increases throughout 2016 and the first quarter of 2017, the price of crude oil declined over the next two quarters before resuming to increase in the fourth quarter of 2017.
At its November 2017 meeting, the Federal Open Market Committee (FOMC) decided to raise the federal funds rate target range of “1.00% to 1.50%” in view of realized and expected labor market conditions and inflation. The FOMC will continue to assess economic conditions relative to its objectives of maximum employment and 2% inflation in determining the size and timing of future adjustments to the target range.
Overall, Hawaii’s economy is expected to see another year of positive growth in 2018, albeit at a more subdued pace. Tourism continues to fare well however, future gains may be hindered by capacity constraints in visitor accommodations. Unemployment has reached new lows making it difficult for job growth. Although the construction market peaked in 2016 projects such as transit oriented development, several high rises in urban Honolulu and large residential projects in central Oahu will continue to support construction activity over the next several years. Hawaii’s economy is subject to uncertainty of the global economy and its potential impact on the U.S. economy.

Results of operations.

(dollars in millions, except per share amounts)	2017	% change	2016	% change	2015
Revenues	$2,556	7	$2,381	(9)	$2,603
Operating income	338	(3)	348	8	323
Merger termination fee	—	(100)	90	NM	—
Net income for common stock	165	(33)	248	55	160
Net income (loss) by segment:
Electric utility	$120	(16)	$142	5	$136
Bank	67	17	57	5	55
Other	(22)	NM	49	NM	(31)
Net income for common stock	$165	(33)	$248	55	$160
Basic earnings per share	$1.52	(34)	$2.30	53	$1.50
Diluted earnings per share	$1.52	(34)	$2.29	53	$1.50
Dividends per share	$1.24	—	$1.24	—	$1.24
Weighted-average number of common shares outstanding (millions)	108.7	1	108.1	2	106.4
Dividend payout ratio	82%		54%		82%

NM	Not meaningful.
See “Executive overview and strategy” above and the “Other segment,” “Electric utility” and “Bank” sections below for discussions of results of operations.
The Company’s effective tax rate (combined federal and state income tax rates) was higher for 2017 compared to 2016 due primarily to the (1) 2017 adjustment to accumulated deferred income tax balances (ADIT) (exclusive of ADIT related to the regulated rate base of the Utilities) for the new federal corporate tax rate of 21%, (2) 2016 deductibility of previously non-tax-deductible merger costs and (3) higher tax benefits recognized in 2016 for the domestic production activities deduction (DPAD) related to the Utilities’ generation activities. The Company’s effective tax rate was lower for 2016 compared to 2015 due primarily to the 2016 items listed above. The new lower federal tax rate of 21% applicable after 2017 impacts the ADIT on the balance sheet as of December 31, 2017 since the ADIT should reflect the rate applicable when the temporary differences subsequently reverse. 2017 income tax expense is based on the 35% federal tax rate in effect through December 31, 2017 with an adjustment to reduce ADIT for the new lower federal tax rate of 21%.
Other segment. HEI corporate-level operating, general and administrative expenses were $18 million in 2017 compared to $19 million in 2016 and $34 million in 2015. In 2016 and 2015, HEI had approximately $1 million (expenses, net of reimbursements of expenses from NEE and insurance) and $17 million, respectively, of expenses related to the previously proposed merger with NEE. Hamakua Energy's operating, general and administrative expenses were $0.5 million in 2017.
The “other” segment’s interest expenses were $9 million in 2017, $9 million in 2016 and $11 million in 2015. In each of 2017, 2016 and 2015, HEI corporate had lower average borrowings when compared to the prior year. In November 2017, a 2.99% $150 million term loan retired term loans with resetting interest periods based on LIBOR rates. In 2016, a 4.41% senior note was refinanced to a lower rate Eurodollar term loan. In 2015, a $125 million Eurodollar term loan was amended at improved pricing.  In late December 2017, Hamakua Energy closed on $67 million of 4.02% senior secured notes.
The “other” segment’s income (taxes) benefits were $6 million in 2017, $(9 million) in 2016 and $16 million in 2015. In 2017, HEI's other segment included $5.7 million of tax reform-related tax expense, primarily to reduce net deferred tax asset balances to reflect the lower federal tax rate. In 2016, HEI’s other segment included $25 million of tax expense relating to merger- and spin-off (net of taxes), comprised of taxes on merger termination fee and reimbursements of expenses from NEE and insurance ($34 million), partly offset by additional tax benefits on the previously non-tax-deductible merger- and spin-off-related expenses incurred in previous years ($6 million) and tax on 2016 merger-related expenses ($3 million). In 2016, HEI’s results also included other tax benefits recognized as a result of moving out of a federal net operating loss position.
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
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

December 31	2017		2016
(dollars in millions)
Short-term borrowings—other than bank	$118	3%	$—	—%
Long-term debt, net—other than bank	1,684	43	1,619	43
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,097	53	2,067	56
	$3,933	100%	$3,720	100%
HEI’s commercial paper borrowings and line of credit facility were as follows:

	Year ended December 31, 2017
(in millions)	Average balance	End-of-period balance	December 31, 2016
Commercial paper	$13	$63	$—
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility	—	150	150
Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” At February 13, 2018, HEI had $20.5 million of outstanding commercial paper and its line of credit facility was undrawn. The maximum amount of HEI’s short-term borrowings in 2017 was $125 million.
HEI utilizes short-term debt, typically commercial paper, to support normal operations, to refinance commercial paper, to retire long-term debt, to pay dividends and for other temporary requirements, including short-term financing needs of its subsidiaries. HEI also periodically makes short-term loans to Hawaiian Electric to meet Hawaiian Electric’s cash requirements, including the funding of loans by Hawaiian Electric to Hawaii Electric Light and Maui Electric, but no such short-term loans to Hawaiian Electric were outstanding as of December 31, 2017. HEI periodically utilizes long-term debt, historically unsecured indebtedness, to fund investments in and loans to its subsidiaries to support their capital improvement or other requirements, to repay long-term and short-term indebtedness and for other corporate purposes.
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
In October 2017, HEI refinanced a $125 million long-term loan with a 364-day term loan which matures on October 5, 2018.
In November 2017, HEI entered into a five-year, $150 million loan agreement at a fixed interest rate of 2.99%. Proceeds of the loan were used to repay a $75 million term loan ahead of its March, 2018 maturity and to repay $75 million of the $125 million 364-day term loan.
In December 2017, Hamakua Energy issued $67 million of senior secured notes at a fixed interest rate of 4.02% with a maturity date of December 31, 2030.
See Notes 5 and 6 of the Consolidated Financial Statements for a brief description of these loans.
HEI has a $150 million line of credit facility. See Note 5 of the Consolidated Financial Statements.
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

As of February 13, 2018, the Fitch, Moody's and S&P ratings of HEI were as follows:

	Fitch	Moody’s	S&P
Long-term issuer default and senior unsecured; long term rating*; and corporate credit; respectively	BBB	WR*	BBB-
Commercial paper	F3	P-3	A-3
Outlook	Stable	Stable	Stable
* Moody's long-term debt rating was withdrawn because HEI does not currently have any outstanding, publicly traded debt. Moody's continues to rate Hawaiian Electric's long-term debt. See Utility MD&A.
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
Issuances of common stock through the Hawaiian Electric Industries, Inc. Dividend Reinvestment and Stock Purchase Plan (DRIP), Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan provided new capital of $30 million (approximately 1 million shares) in 2016. From March 6, 2014 through January 5, 2016, and from December 7, 2016 to date, HEI satisfied the share purchase requirements of the DRIP, HEIRSP and ASB 401(k) Plan through open market purchases of its common stock rather than new issuances. Also, from June 2, 2016 through August 9, 2016, HEI satisfied the share purchase requirements of the HEIRSP and ASB 401(k) Plan through open market purchases of its common stock.
Operating activities provided net cash of $420 million in 2017, $496 million in 2016 and $357 million in 2015. Investing activities used net cash of $815 million in 2017, $736 million in 2016 and $706 million in 2015. In 2017, net cash used in investing activities was primarily due to a Hawaiian Electric’s consolidated capital expenditures (net of contributions in aid of construction), Hamakua Energy’s acquisition of a power plant and ASB's purchases of investment securities, partly offset by the repayments of investment securities, proceeds from sale of commercial loans and a net decrease in loans held for investment.
Financing activities provided net cash of $378 million in 2017, $219 million in 2016 and $474 million in 2015. In 2017, net cash provided by financing activities included net increases in deposits and long-term debt and net increases in short-term borrowings and ASB’s retail repurchase agreements, partly offset by a net decrease in ASB’s other borrowings and payment of common and preferred stock dividends.
Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition-Liquidity and capital resources” sections below.) During 2017, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $88 million and $38 million, respectively.
A portion of the net assets of Hawaiian Electric and ASB is not available for transfer to HEI in the form of dividends, loans or advances without regulatory approval. One of the conditions to the PUC’s approval of the corporate restructuring of Hawaiian Electric and HEI requires that Hawaiian Electric maintain a consolidated common equity to total capitalization ratio of not less than 35% (actual ratio of 57% at December 31, 2017) and restricts Hawaiian Electric from making distributions to HEI to the extent it would result in that ratio being less than 35%. In the absence of an unexpected material adverse change in the financial condition of the electric utilities or ASB, such restrictions are not expected to significantly affect the operations of HEI, its ability to pay dividends on its common stock or its ability to meet its debt or other cash obligations. See Item I—Business—Restrictions on dividends and other distributions" Note 12 of the Consolidated Financial Statements.
Forecasted HEI consolidated “net cash used in investing activities” (excluding “investing” cash flows from ASB) for 2018 through 2020 consists primarily of the net capital expenditures of the Utilities. In addition to the funds required for the Utilities’ construction programs (see “Electric utility–Liquidity and capital resources”), approximately $50 million will be required during 2018 through 2020 to repay HEI’s remaining $50 million balance on its 364-day term loan maturing in October 2018, which is expected to be repaid with the proceeds from the issuance of commercial paper, bank borrowings, other medium- or long-term debt, common stock and/or dividends from subsidiaries. Additional debt and/or equity financing may be utilized to invest in the Utilities and bank; to pay down commercial paper or other short-term borrowings; or to fund unanticipated expenditures not included in the 2018 through 2020 forecast, such as increases in the costs of or an acceleration of the construction of capital projects of the Utilities, unanticipated utility capital expenditures that may be required by new environmental laws and regulations, unbudgeted acquisitions or investments in new businesses, significant increases in retirement benefit funding requirements and higher tax payments that would result if certain tax positions taken by the Company do not prevail or if taxes are increased by federal or state legislation. In addition, existing debt may be refinanced prior to maturity with additional debt or equity financing (or both).
Selected contractual obligations and commitments.  Information about payments under the specified contractual obligations and commercial commitments of HEI and its subsidiaries was as follows:

December 31, 2017
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations
Investment in qualifying affordable housing projects	$12	$3	$—	$1	$16
Time certificates	402	238	124	3	767
Other bank borrowings	191	—	—	—	191
Short-term borrowings	118	—	—	—	118
Long-term debt	54	103	260	1,277	1,694
Interest on certificates of deposit, other bank borrowings, short-term loan and long-term debt	85	155	140	790	1,170
Operating leases, service bureau contract, maintenance and ASB construction-related agreements	99	42	30	44	215
Hawaiian Electric open purchase order obligations[1]	114	12	9	—	135
Hawaiian Electric fuel oil purchase obligations (estimate based on December 31, 2017 fuel oil prices)	130	130	—	—	260
Hawaiian Electric power purchase obligations–minimum fixed capacity charges	118	235	212	854	1,419
Liabilities for uncertain tax positions	—	3	1	—	4
Total (estimated)	$1,323	$921	$776	$2,969	$5,989

[1]	Includes contractual obligations and commitments for capital expenditures and expense amounts.
The tables above do not include other categories of obligations and commitments, such as deferred taxes, trade payables, amounts that will become payable in future periods under collective bargaining and other employment agreements and employee benefit plans, obligations that may arise under indemnities provided to purchasers of discontinued operations, and potential refunds of amounts collected from ratepayers (e.g., under the earnings sharing mechanism). As of December 31, 2017, the fair value of the assets held in trusts to satisfy the obligations of the Company’s retirement benefit plans did not exceed the retirement benefit plans’ benefit obligation. Minimum funding requirements for retirement benefit plans have not been included in the tables above; however, see Note 8 to the Consolidated Financial Statements for estimated contributions for 2018.
See Note 3 of the Consolidated Financial Statements for a discussion of fuel and power purchase commitments. See Note 4 of the Consolidated Financial Statements for a further discussion of ASB's commitments.
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
If Fitch, Moody's or S&P were to downgrade HEI’s or Hawaiian Electric’s debt ratings or if future events were to adversely affect the availability of capital to the Company, HEI’s and Hawaiian Electric’s ability to borrow and raise capital could be constrained, and their future borrowing costs would likely increase.
Changes in the U.S. capital markets can also have significant effects on the Company. For example, pension funding requirements are affected by the market performance of the assets in the master pension trust and by the discount rate used to estimate the service and interest cost components of net periodic pension cost and value obligations. The Utilities’ pension tracking mechanisms help moderate pension expense; however, a decline in the value of the Company’s defined benefit pension plan assets or the interest rate used to value the obligation may increase the unfunded status of the Company’s pension plans and result in increases in future funding requirements.
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
Based on various assumptions in Note 8 of the Consolidated Financial Statements, sensitivities of the projected benefit obligation (PBO) and accumulated postretirement benefit obligation (APBO) as of December 31, 2017, associated with a change in certain actuarial assumptions, were as follows and constitute “forward-looking statements”:

Actuarial assumption	Change in assumption in basis points	Impact on HEI Consolidated PBO or APBO	Impact on Consolidated Hawaiian Electric PBO or APBO
(dollars in millions)
Pension benefits
Discount rate	+/- 50	(161)/181	(150)/170
Other benefits
Discount rate	'+/- 50	(14)/15	(13)/15
Health care cost trend rate	'+/- 100	3/(3)	3/(3)
Also, see Notes 1 and 8 of the Consolidated Financial Statements.
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
See Notes 3 and 4 of the Consolidated Financial Statements.
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
See Note 10 of the Consolidated Financial Statements.
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
Transition to renewable energy. The Utilities are committed to assisting the State of Hawaii in achieving its Renewable Portfolio Standard goal of 100% renewable energy by 2045. Hawaii’s RPS law was revised in the 2015 Legislature and requires electric utilities to meet an RPS of 15%, 30%, 40%, 70% and 100% by December 31, 2015, 2020, 2030, 2040 and 2045, respectively. The Utilities have been successful in adding significant amounts of renewable energy resources to their electric systems and exceeded the 2015 RPS goal. The Utilities' RPS for 2017 was about 27% and on its way to achieving the 2020 RPS goal of 30%. (See "Developments in renewable energy efforts” below).
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
In the December 2016 PSIP Update Report, the updated plans describe greater and faster expansion of the Utilities’ renewable energy portfolio than in the plans filed in April 2016. The plans include the continued growth of private rooftop solar and describe the grid and generation modernization work needed to reliably integrate an estimated total of 165,000 private systems by 2030, and additional grid-scale renewable energy resources. The Utilities already have the highest percentage of customers using private rooftop solar of any utility in the U.S., and customer-sited resources are seen as a key contributor to the growth of the renewable portfolio on every island. In addition, the plans forecast the addition of 360 MW of grid-scale solar and 157 MW of grid-scale wind, with 8 MW derived from the first phase of the community-based renewable energy (CBRE) program. The plans also include 115 MW from Demand Response (DR) programs, which can shift customer use of electricity to times when more renewable energy is available, potentially making room to add even more renewable resources. Unlike the April 2016 updated PSIPs, the December 2016 update does not include the use of LNG to generate power in the near-term or the Kahe 3x1 Combined Cycle Plant. While LNG remains a potential lower-cost bridge fuel to be evaluated, the Utilities’ priority is to continue replacing fossil fuel generation with renewables over the next five years as federal tax incentives for renewables begin to phase out. An interisland cable is not in the near-term plan, which states that its costs and benefits should continue to be evaluated. The December 2016 Update Report emphasizes work that is in progress or planned over the next five years on each of the five islands the Utilities serve.
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
Policy statement and order regarding demand response programs. The PUC provided guidance concerning the objectives and goals for DR programs, and ordered the Utilities to develop an integrated DR Portfolio Plan that will enhance system operations and reduce costs to customers. The Utilities’ DR Portfolio will create the economic and technical means by which customers can use their own equipment and behavior to have a role in the management of the electricity grid. Participating customers will be empowered with increasing opportunities to simultaneously install DER enabling active participation in the grid and its associated economics. These opportunities will take the form of either rates and incentive-based programs that will compensate customers for their participation, or by way of engagements with turnkey service providers that contract with the Utilities to aggregate and deliver various grid services on behalf of participating customers and their distributed assets.
The Utilities filed their DR Portfolio Plan in July 2014 and an updated Plan in February 2017. In July 2015, the PUC issued an order appointing a special adviser to guide, monitor and review the Utilities’ Plan design and implementation. In December 2015, the Utilities filed an application with the PUC for approval of their proposed DR Portfolio Tariff Structure, Reporting Schedule and Cost Recovery of Program Costs. On January 25, 2018, the PUC approved the Utilities’ revised DR Portfolio tariff structure. The PUC supported the approach of working with aggregators to implement the DR portfolio, and ordered the Utilities to complete contracting by June 2018 and initiate first implementation by the third quarter of 2018.
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
In October 2015, the PUC issued a D&O establishing DER reforms that: (1) promote rapid adoption of the next generation of solar PV and other distributed energy technologies; (2) encourage more competitive pricing of distributed energy resource systems; (3) lower overall energy supply costs for all customers; and (4) help to manage DER in terms of each island’s limited grid capacity. The D&O capped the Utilities' Net Energy Metering (NEM) programs at “existing” levels (i.e., for existing NEM customers and customers who already applied and were waiting for approval), closed the NEM programs to new participants, and approved new interim options for customers to interconnect DER to the utility electric grids, including Self Supply and Grid Supply tariff options and modified interconnection standards. The PUC placed caps on the availability of the Grid Supply program. The Self Supply Program is designed for customers who do not export to the grid.
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
On February 5, 2018, the PUC issued an order which approved, with certain modifications, new tariffs proposed by the Utilities, which will implement the Smart Export and Controllable Customer Grid Supply programs in manners consistent with the PUC’s October 2017 D&O, and approved, with certain modifications, revisions to existing tariffs also proposed by the Utilities. The February 2018 order denied the Utilities’ proposal to allow NEM customers to add non-export energy storage systems; the Utilities must resubmit their proposal consistent with guidance in the order.
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
The PUC indicated that the overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater DER and renewable energy integration. On June 30, 2017, the Utilities filed an initial draft of the Grid Modernization Strategy describing how new technology will help triple private rooftop solar and make use of rapidly evolving products including storage and advanced inverters. The cost of the first segment of the modernization is estimated at about $205 million over six years. The Utilities filed their final Grid Modernization Strategy on August 29, 2017. On February 8, 2018, the PUC issued an order setting forth next steps and directives for the Utilities to implement the Grid Modernization Strategy. The Utilities have begun work to implement the Grid Modernization Strategy by issuing solicitations for advanced meters, a meter data management system, and a communications network; the Utilities are working towards filing its first application with the PUC for the first implementation phase in March 2018. Additional applications will be filed later to implement subsequent phases of the strategy.
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
On December 22, 2017, the PUC issued an order, which adopts a CBRE program framework. The Utilities submitted tariffs and related programmatic filings for PUC review pursuant to the order on February 20, 2018. The first phase of the program will commence upon approval of the tariffs and run for one year. The first phase will total 8 MW of solar PV only with one credit rate for each island. The Utilities' role will be limited to administrative only during the first phase.
The second phase will commence after review of the first full year of the first phase. The second phase is contemplated to be a larger capacity and include multiple credit rates (e.g., time of day) and various technologies. The Utilities will have the opportunity to develop self-build projects, however 50% of utility capacity will be reserved for low to moderate income customers.
Decoupling. See "Decoupling" in Note 3 of the Consolidated Financial Statements for a discussion of decoupling.
As part of decoupling, the Utilities also track their rate-making ROACEs as calculated under the earnings sharing mechanism, which includes only items considered in establishing rates. At year-end, each utility's rate-making ROACE is compared against its ROACE allowed by the PUC to determine whether earnings sharing has been triggered. Annual earnings of a utility over and above the ROACE allowed by the PUC are shared between the utility and its ratepayers on a tiered basis. Results for 2017, 2016 and 2015 did not trigger the earnings sharing mechanism for the Utilities. For 2014, the earnings sharing mechanism was triggered for Maui Electric, and Maui Electric credited $0.5 million to its customers for their portion of the earnings sharing during the period between June 2015 to May 2016. Earnings sharing credits are included in the annual decoupling filing for the following year.
Regulated returns. Actual and PUC-allowed (as of December 31, 2017) returns were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Year ended December 31, 2017	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	6.08	6.54	6.10	6.46	6.97	6.76	6.83	7.30	6.84
PUC-allowed returns	7.57	7.80	7.34	9.50	9.50	9.00	9.50	9.50	9.00
Difference	(1.49)	(1.26)	(1.24)	(3.04)	(2.53)	(2.24)	(2.67)	(2.20)	(2.16)

*       Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**     Recorded net income divided by average common equity.
***   ROACE adjusted to remove items not included by the PUC in establishing rates, such as incentive compensation.

The gap between PUC-allowed ROACEs and the ROACEs actually achieved is primarily due to: the consistent exclusion of certain expenses from rates (for example, incentive compensation and charitable contributions), the recognition of annual RAM revenues on June 1 annually rather than on January 1, the low RBA interest rate (currently a short-term debt rate rather than the actual cost of capital), O&M increases and return on capital additions since the last rate case in excess of indexed escalations, and the portion of the pension regulatory asset not earning a return due to pension contributions and pension costs in excess of the pension amount in rates. In 2017, the utility ROACEs actually achieved, reflect negative impacts of the Tax Act on deferred tax assets.
Results of operations.

•	2017 vs. 2016

2017	2016	Increase (decrease)		(dollars in millions, except per barrel amounts)
$2,258	$2,094	$164		Revenues. Net increase largely due to:
			$150	higher fuel prices[1]
			40	higher purchased power energy costs[2]
			15	higher RAM revenue and interim rate increase at Hawaii Electric Light
			(2)	lower purchased power non-energy costs[2]
			(5)	lower KWH generated
			(12)	lower KWH purchased
			(20)	lower RAM revenues due to expiration of 2013 settlement agreement that allowed the accrual of RAM revenues on January 1 (vs. June 1) for years 2014 to 2016 at Hawaiian Electric
588	455	133		Fuel oil expense. Increase due to higher fuel oil prices, partially offset by lower KWH generated
587	563	24		Purchased power expense. Increase due to higher purchased power energy prices largely due to higher fuel prices, partly offset by lower KWH purchased[2]
418	406	12		Operation and maintenance expense. Net increase due to:
			9	higher overhaul costs due to more overhauls being performed in 2017
			5	higher ERP project costs (project commenced in 2017)
			3	higher transmission and distribution operation and maintenance costs
			1	higher Grid modernization consultant cost (none in 2016)
			1	write off of portion of deferred Geothermal RFP costs
			(3)	higher LNG consulting costs to negotiate LNG contract in 2016, which was subsequently terminated following HEI/Nextera merger termination
			(4)	higher PSIP consulting costs incurred in 2016, in order to complete the PSIP update in April 2016 and December 2016
408	387	21		Other expenses. Increase due to higher revenue taxes from higher revenue, coupled with higher depreciation expense for plant investments in 2016
258	284	(26)		Operating income. Decrease due to lower RAM revenues and higher operation and maintenance and other expenses
120	142	(22)		Net income for common stock. Decrease due to lower operating income and higher income taxes due to to write-down of deferred tax assets to reflect the lower tax rates enacted by the Tax Act
6.6%	8.1%	(1.5)%		Return on average common equity
68.78	53.49	15.29		Average fuel oil cost per barrel [1]
8,690	8,845	(155)		Kilowatthour sales (millions) [3]
2,724	2,662	62		Number of employees (at December 31)

[1]
The rate schedules of the electric utilities currently contain energy cost adjustment clauses (ECACs) through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.

[2]
The rate schedule of the electric utilities currently contain purchase power adjustment clauses (PPACs) through which changes in purchase power expenses (except purchased energy costs) are passed on to customers.

[3]
KWH sales were lower in 2017 when compared to the prior year due largely to continued energy efficiency and conservation efforts by customers and increasing levels of private customer-sited renewable generation.

•	2016 vs. 2015

2016	2015	Increase (decrease)		(dollars in millions, except per barrel amounts)
$2,094	$2,335	$(241)		Revenues. Net decrease largely due to:
			$(198)	lower fuel prices[1]
			(33)	lower purchased power expense[2]
			(25)	lower KWH generated
			15	higher RAM revenues
455	655	(200)		Fuel oil expense. Decrease due to lower fuel cost and lower KWH generated
563	594	(31)		Purchased power expense. Decrease due to lower purchased power energy prices, largely due to lower fuel prices[2]
406	413	(7)		Operation and maintenance expense. Net decrease due to:
			(5)	write off of ERP software costs in 2015, as a result of a PUC ERP/EAM decision
			(4)	additional reserve for environmental costs in 2015[3]
			(1)	lower storm weather repairs
			3	higher PSIP consulting costs incurred in 2016, in order to complete the PSIP update in April 2016 and December 2016
			1	higher LNG consulting costs to negotiate LNG contract in 2016, which was subsequently terminated following HEI/Nextera merger termination
387	399	(12)		Other expenses. Decrease in revenue taxes due to lower revenue, partly offset by higher depreciation expense for plant investments
284	274	10		Operating income. Increase due to an overall decrease in expenses
142	136	6		Net income for common stock. Increase due to higher operating income
8.1%	8.0%	0.1%		Return on average common equity
53.49	74.71	(21.22)		Average fuel oil cost per barrel [1]
8,845	8,957	(112)		Kilowatthour sales (millions) [4]
4,788	5,082	(294)		Cooling degree days (Oahu)
2,662	2,727	(65)		Number of employees (at December 31)

[1]
The rate schedules of the electric utilities currently contain energy cost adjustment clauses (ECACs) through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.

[2]
The rate schedule of the electric utilities currently contain purchase power adjustment clauses (PPACs) through which changes in purchase power expenses (except purchased energy costs) are passed on to customers.

[3]	Costs to complete Waiau Power Plant's onshore and offshore investigations and the remediation of PCB contamination in the offshore sediment in 2015.

[4]
KWH sales were lower in 2016 when compared to the prior year due largely to continued energy efficiency and conservation efforts by customers and increasing levels of private customer-sited renewable generation.

Hawaiian Electric’s effective tax rate (combined federal and state income tax rates) was higher for 2017 compared to 2016 and 2015, primarily due to the impact of the 2017 adjustment to accumulated deferred income tax balances (exclusive of accumulated deferred income tax balances related to the regulated rate base of the Utilities) for the new federal corporate tax rate of 21%.
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

Test year (dollars in millions)	Date (filed/ implemented)	Amount	% over rates in effect	ROACE (%)	RORB (%)	Rate base	Common equity %	Stipulated agreement reached with Consumer Advocate
Hawaiian Electric
2017
Request	12/16/16	$106.4	6.9	10.60	8.28	$2,002	57.36	Yes
Interim increase	2/16/18	36.0	2.3	9.50	7.57	1,980	57.10
Hawaii Electric Light
2016
Request	9/19/16	$19.3	6.5	10.60	8.44	$479	57.12	Yes
Interim increase	8/31/17	9.9	3.4	9.50	7.80	482	56.69
Maui Electric
2018
Request	10/12/17	$30.1	9.3	10.60	8.05	$473	56.94
Note:  The “Request date” reflects the application filing date for the rate proceeding. The “Interim increase” date reflects the effective date of the revised schedules and tariffs as a result of the PUC-approved increase. Hawaiian Electric and Maui Electric proposed no increase in rates in their 2014 and 2015 rate cases, and the PUC consolidated each of those proceedings into the Hawaiian Electric 2017 and the Maui Electric 2018 rate cases, respectively.
See “Most recent rate proceedings” in Note 3 of the Consolidated Financial Statements.
Performance-based regulation.  In the Hawaii Electric Light 2016 test year rate case and the Hawaiian Electric 2017 test year rate case, the Utilities recommended that a separate investigatory docket be opened to evaluate PBR on a broader scale that can be implemented across the Utilities, and to fully develop a comprehensive PBR Framework.  PBR refers to different ways in which regulators have modified their regulatory approach in an attempt to strengthen financial incentives for Utilities to achieve desired outcomes.  In its April 27, 2017 order in the Decoupling Investigative proceeding, the PUC stated that it would initiate a separate investigative docket to examine a full range of Performance Incentive Mechanisms and PBR options.
Depreciation docket.  In December 2016, the Utilities filed an application with the PUC for approval of changes in the depreciation and amortization rates and amortization period for contributions in aid of construction (CIAC). The Utilities have requested that the effective date of implementation of the change in depreciation and amortization rates and revised CIAC amortization period, as recommended by the 2015 Book Depreciation Study, coincide with the effective date rates that include the increased expenses resulting from the new depreciation and amortization rates and change in CIAC amortization period are established in each of the Utilities’ next general rate cases (i.e., either at interim rates or final rates). In the interest of simplifying the remainder of this proceeding, the Utilities will hold discussions with the Consumer Advocate to settle the remaining differences.
Developments in renewable energy efforts.  Developments in the Utilities’ efforts to further their renewable energy strategy include renewable energy projects discussed in Note 3 of the Consolidated Financial Statements and the following:
New renewable PPAs.

•
In July 2015, the PUC approved a PPA for the 27.6 MW Waianae Solar project that was developed by Eurus Energy America. The project achieved commercial operations in January 2017 and is now the largest solar project in Hawaii.

•
In July 2015, Maui Electric signed two PPAs, with Kuia Solar and South Maui Renewable Resources (which subsequently assigned its PPA to SSA Solar of HI 2, LLC and SSA Solar of HI 3, LLC, respectively), each for a 2.87-MW solar facility. In February 2016, the PUC approved both PPAs, subject to certain conditions and modifications. The guaranteed commercial operations date for the facilities was December 31, 2016, however both projects are experiencing delays and now expected to be completed by the first half of 2018.

•
In December 2014, the PUC approved a PPA for Renewable As-Available Energy dated October 3, 2013 between Hawaiian Electric and Na Pua Makani Power Partners, LLC (NPM) for a proposed 24-MW wind farm on Oahu. The NPM wind farm is expected to be placed into service by August 31, 2019.

•
Hawaiian Electric terminated PPAs to purchase solar energy with three affiliates of SunEdison, which affiliates were acquired by an affiliate of NRG Energy, Inc. (NRG) during SunEdison’s Chapter 11 bankruptcy proceedings. Hawaiian Electric then negotiated with NRG and its newly acquired affiliates and entered into amended and restated PPAs for solar energy on Oahu with Waipio PV, LLC for 45.9 MW, Lanikuhana Solar, LLC for 14.7 MW and Kawailoa Solar, LLC for 49.0 MW. In July 2017, the PUC approved the three NRG PPAs, subject to modifications and conditions. The three projects are expected to be in service by the end of 2019.

•
In February 2018, NRG and GIP III Zephyr Acquisition Partners, a subsidiary of Global Infrastructure Partners (GIP), entered into an agreement where GIP has agreed to purchase substantially all of NRG’s renewable platform, including NRG’s renewable operations, maintenance and development businesses.  Kawailoa Solar, LLC, Lahikuhana Solar, LLC, and Waipio PV, LLC, along with NRG Renew LLC, are included in the sale transaction.  NRG Renew has confirmed that this transaction will not in any way affect the completion or success of the three PV Projects.

•
In January 2018, Maui Electric signed a PPA, subject to PUC approval, with Molokai New Energy Partners to purchase solar energy from a PV plus battery storage project. The 4.9 MW project will deliver no more than 2.7 MW at any time to the Molokai system and is expected to be in service by end of 2019.

Tariffed renewable resources.

•
As of December 31, 2017, there were approximately 337 MW, 78 MW and 89 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely NEM, Customer Grid Supply and Customer Self Supply. As of December 31, 2017, an estimated 27% of single family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and an estimated 30% of single family homes have installed, or have been approved to install, private rooftop solar systems. As of December 31, 2017, approximately 16% of the Utilities' total customers have solar systems.

•
The Utilities began accepting energy from feed-in tariff projects in 2011. As of December 31, 2017, there were 30 MW, 3 MW and 5 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

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

•
On October 27, 2017, Hawaiian Electric entered into a new biodiesel supply contract with PBT, subject to PUC approval, to supply 2 million to 4 million gallons of biodiesel per year for three years. The new PBT contract is expected to commence as early as November 2018 to be used as fuel for power generation at Hawaiian Electric’s Schofield Generating Station, the Honolulu International Airport Emergency Power Facility and any other generating unit on Oahu, as necessary.

Requests for renewable proposals, expressions of interest, and information.

•
In response to requests filed by the Utilities, on October 6, 2017, the PUC opened a docket to receive filings, review approval requests, and resolve disputes, if necessary, related to the Utilities' plan to proceed with a competitive bidding process for dispatchable firm renewable generation and variable renewable generation. On October 23, 2017, the Utilities filed draft requests for proposals for 220 MW of renewable generation on Oahu (Oahu Variable RFP), 50 MW of renewable generation on Hawaii Island (Hawaii Variable RFP), and 100 MW of renewable generation on Maui, including 40 MW of firm renewable generation, comprising the Maui Variable RFP and Maui Firm RFP (all resources to be in service by the end of 2022). With this filing, the Utilities also filed proposed model power purchase agreements and timelines for each proposed procurement. In January 2018, the PUC issued an order appointing Independent Observers for the RFPs and directed the Utilities to move forward with the three Variable RFPs. On February 20, 2018, the PUC approved, with minor modification, the proposed Variable RFPs and directed the Utilities to issue the RFPs, as modified. On February 27, 2018, the Utilities opened the RFPs to receive proposals. The PUC indicated it would provide further guidance on the Maui Firm RFP in the first quarter of 2018.

•
On January 5, 2017, Hawaiian Electric issued requests for Onshore Wind Expression of Interest to developers that are capable of developing utility scale onshore wind projects that are eligible to capture the federal Investment Tax Credit for Large Wind on the island of Oahu. Hawaiian Electric is in non-binding confidential negotiations with a developer that responded.

•
On December 12, 2016, the Utilities issued a request for information asking interested landowners to provide information about properties available for utility-scale renewable energy projects or for growing biofuel feedstock on the islands of Oahu, Hawaii, Maui, Molokai and Lanai. Responses have been made available to developers interested in developing renewable energy projects on these five islands.

Adequacy of supply.
Hawaiian Electric. In January 2018, Hawaiian Electric filed its 2018 Adequacy of Supply (AOS) letter, which indicated that based on its June 2017 sales and peak forecast for the 2018-2023 time period, Hawaiian Electric's generation capacity will be sufficient to meet reasonably expected demands for service and provide reasonable reserves for emergencies through 2021, but may have shortfalls in meeting the Utilities’ generating system reliability guideline. The calculated reliability guideline shortfalls are relatively small and Hawaiian Electric can implement mitigation measures.
In accordance with its planning criteria, Hawaiian Electric deactivated two fossil fuel generating units from active service at its Honolulu Power Plant in January 2014. Hawaiian Electric acquired new firm capacity of 8 MW with the commissioning of the State of Hawaii Department of Transportation’s emergency power facility in June 2017. Hawaiian Electric is proceeding with a future firm capacity addition with the U.S. Department of the Army for a utility owned and operated renewable, dispatchable, including black start capabilities, generation security project on federal lands, which is expected to be in service in the second quarter of 2018. Hawaiian Electric is continuing negotiations with firm capacity IPPs on Oahu. On August 31, 2017, Hawaiian Electric and Kalaeloa entered into an agreement that neither party will give written notice of termination of the Kalaeloa PPA prior to October 31, 2018. The PPA with AES Hawaii is scheduled to expire in 2022.
Hawaii Electric Light. In January 2018, Hawaii Electric Light filed its 2018 AOS letter, which indicated that Hawaii Electric Light’s generation capacity through 2020 is sufficient to meet reasonably expected demands for service and provide for reasonable reserves for emergencies. Hawaii Electric Light is anticipating the addition of the firm dispatchable Hu Honua facility to be online by the end of 2018.
Maui Electric. In January 2018, Maui Electric filed its 2018 AOS letter, which indicated that Maui Electric’s generation capacity for the islands of Lanai and Molokai for the next three years is sufficiently large to meet all reasonably expected demands for service and provide reasonable reserves for emergencies. The 2018 AOS letter also indicated that without the peak reduction benefits of demand response but with the equivalent firm capacity value of wind generation, Maui Electric expects to have a reserve capacity shortfall from 2018 to 2020 on the island of Maui. Maui Electric is evaluating several measures to mitigate the anticipated reserve capacity shortfall.  Maui Electric anticipates needing a significant amount of additional firm capacity on Maui in the 2022 timeframe after the planned retirement of the Kahului Power Plant.
In May 2016, Maui Electric requested that the PUC open a new docket for Maui Electric’s competitive bidding process for additional firm capacity resources. In October 2017, Maui Electric filed a draft RFP and supporting documents as requested by the PUC. In January 2018, the PUC issued an order appointing an Independent Observer of the RFP process that reports to the PUC for Maui Firm RFP. However, the PUC stated Maui Electric should focus on its variable RFP and noted that it would provide further guidance on the Firm RFP during the first quarter of 2018.
In September 2016, Maui Electric submitted an application to purchase and install three temporary mobile distributed generation diesel engines to address increasing reserve capacity shortfalls on the island of Maui. Maui Electric has since requested the PUC to suspend the proceeding to evaluate contingency measures and permanent solutions to minimize or eliminate the risk of near-term capacity shortfalls on the island of Maui.
Legislation and regulation.  Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the Utilities and their customers. Also see “Environmental regulation” in Note 3 and “Recent tax developments” in Note 10 of the Consolidated Financial Statements.
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
Hawaiian Electric’s consolidated capital structure was as follows:

December 31	2017		2016
(dollars in millions)
Short-term borrowings	$5	—%	$—	—%
Long-term debt, net	1,369	42	1,319	42
Preferred stock	34	1	34	1
Common stock equity	1,845	57	1,800	57
	$3,253	100%	$3,153	100%
Information about Hawaiian Electric’s short-term borrowings (other than from Hawaii Electric Light and Maui Electric) and Hawaiian Electric’s line of credit facility were as follows:

	Year ended December 31, 2017
(in millions)	Average balance	End-of-period balance	December 31, 2016
Short-term borrowings[1]
Commercial paper	$7	$5	$—
Line of credit draws	—	—	—
Borrowings from HEI	2	—	—
Undrawn capacity under line of credit facility	—	200	200

[1]
The maximum amount of external short-term borrowings by Hawaiian Electric during 2017 was $48 million. At December 31, 2017, Hawaiian Electric had short-term borrowings from Hawaii Electric Light and Maui Electric of nil and $12 million, respectively, which intercompany borrowings are eliminated in consolidation. At February 13, 2018, Hawaiian Electric had $90 million outstanding commercial paper, its line of credit facility was undrawn and it had no borrowings from HEI. Also, at February 13, 2018, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of $4.5 million and $1.5 million, respectively.

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
Hawaiian Electric has a $200 million line of credit facility. See Note 5 of the Consolidated Financial Statements.

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
As of February 13, 2018, the Fitch, Moody’s and S&P ratings of Hawaiian Electric were as follows:

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
On January 26, 2017, Hawaiian Electric, Hawaii Electric Light and Maui Electric obtained PUC approval to issue, on or before December 31, 2017, unsecured obligations bearing taxable interest (Hawaiian Electric up to $100 million, Hawaii Electric Light up to $10 million and Maui Electric up to $30 million), with the proceeds expected to be used, as applicable, to finance capital expenditures, repay long-term and/or short term debt used to finance or refinance capital expenditures and/or to reimburse funds used for payment of capital expenditures. On December 14, 2017, Hawaiian Electric and Maui Electric issued through a private placement, $40 million and $10 million, respectively, of unsecured senior notes bearing 4.31% taxable interest. See Note 6 of the Consolidated Financial Statements.
On April 28, 2017, Hawaiian Electric, Hawaii Electric Light and Maui Electric received PUC approval to issue unsecured obligations bearing taxable interest and/or refunding SPRBs with principal amounts totaling up to $252 million, $88 million and $75 million, respectively, to refinance three series of outstanding revenue bonds. The approval was limited to 2017, and an expedited approval procedure would apply for refinancings during January 2018 through December 2020. Pursuant to this approval, on June 29, 2017, the DBF issued, at par, Refunding Series 2017A SPRBs in the aggregate principal amount of $125 million with a maturity of May 1, 2026 and Refunding Series 2017B SPRBs in the aggregate principal amount of $140 million with a maturity of March 1, 2037, with the proceeds of each issuance used to refinance outstanding revenue bonds. See Note 6 of the Consolidated Financial Statements.
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

On October 31, 2017, the Utilities received PUC approval to issue and sell each utility’s common stock through December 31, 2021 (Hawaiian Electric’s sale/s to HEI of up to $150 million and Hawaii Electric Light’s and Maui Electric’s sale/s to Hawaiian Electric of up to $10 million each) and the purchase of Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric through December 31, 2021. Pursuant to this approval, in December 2017, Hawaiian Electric sold $14 million of its common stock to HEI and Maui Electric sold $4.8 million of its common stock to Hawaiian Electric. Hawaii Electric Light did not issue common stock in 2017.
Cash flows.

	Years ended December 31
(in thousands)	2017	Change	2016	Change	2015
Net cash provided by operating activities	$335,186	$(34,731)	$369,917	$36,511	$333,406
Net cash used in investing activities	(372,287)	(84,088)	(288,199)	20,583	(308,782)
Net cash used in financing activities	(24,668)	7,213	(31,881)	(17,944)	(13,937)
2017 Cash Flows Compared to 2016:
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
The decrease in net cash provided by operating activities in 2017 over 2016 was impacted by the following:

•	Lower cash from an increase in fuel oil stock due to an increase in fuel prices

•	Lower cash from an increase in unbilled revenues due to higher fuel prices

•	Lower cash due to refund of federal income taxes in 2016 based on bonus depreciation enacted in the fourth quarter of 2015 (similar treatment was not granted in the fourth quarter of 2016).
Net cash used in investing activities: The increase in net cash used in investing activities in 2017 over 2016 was driven primarily by an increase in capital expenditures related to construction activities, offset by higher contribution in aid of construction and capital goods tax credit.
Net cash used in financing activities: Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. The decrease in net cash used in financing activities in 2017 over 2016 was driven primarily by lower common stock dividends paid in 2017.
2016 Cash Flows Compared to 2015:
Net cash provided by operating activities: The increase in net cash provided by operating activities in 2016 over 2015 was impacted by the following:

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
2018 forecast capital expenditures. For 2018, the Utilities forecast $450 million of net capital expenditures, which could change over time based upon external factors such as the timing and scope of environmental regulations, unforeseen delays in permitting and timing of PUC decisions. Proceeds from the issuance of equity and long-term debt, cash flows from operating activities, temporary increases in short-term borrowings and existing cash and cash equivalents are expected to provide the funds needed for the net capital expenditures in 2018, to pay down commercial paper or other short-term borrowings, as well as to fund any unanticipated expenditures not included in the 2018 forecast (such as increases in the costs or acceleration of capital projects, or unanticipated capital expenditures that may be required by new environmental laws and regulations).
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
Selected contractual obligations and commitments. The following table presents aggregated information about total payments due from the Utilities during the indicated periods under the specified contractual obligations and commitments:

December 31, 2017	Payments due by period
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Short-term borrowings	$5	$—	$—	$—	$5
Long-term debt	50	96	52	1,179	1,377
Interest on long-term debt	65	123	119	780	1,087
Operating leases	9	15	11	32	67
Open purchase order obligations ¹	114	12	9	—	135
Fuel oil purchase obligations (estimate based on December 31, 2017 fuel oil prices)	130	130	—	—	260
Purchase power obligations-minimum fixed capacity charges	118	235	212	854	1,419
Liabilities for uncertain tax positions	—	3	—	—	3
Total (estimated)	$491	$614	$403	$2,845	$4,353
¹ Includes contractual obligations and commitments for capital expenditures and expense amounts.
The table above does not include other categories of obligations and commitments, such as deferred taxes, trade payables, amounts that will become payable in future periods under collective bargaining and other employment agreements and employee benefit plans and potential refunds of amounts collected from ratepayers (e.g., under the earnings sharing mechanism). As of December 31, 2017, the fair value of the assets held in trusts to satisfy the obligations of the Utilities’ retirement benefit plans did not exceed the retirement benefit plans’ benefit obligation. Minimum funding requirements for retirement benefit plans have not been included in the table above. See Note 8 of the Consolidated Financial Statements for retirement benefit plan obligations and estimated contributions for 2018.
See Note 3 of the Consolidated Financial Statements for a discussion of fuel and power purchase commitments.
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
Fuel oil and purchased power.  The electric utilities rely on fuel oil suppliers and IPPs to deliver fuel oil and power, respectively. See “Fuel contracts” and “Power purchase agreements” in Note 3 of the Consolidated Financial Statements. Approximately 69%, 68% and 70% of the net energy generated or purchased by the Utilities in 2017, 2016 and 2015, respectively, were generated from the burning of fossil fuel oil. Purchased KWHs provided approximately 46%, 47% and 46% of the total net energy generated and purchased in 2017, 2016 and 2015, respectively.
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
Other regulatory and permitting contingencies.  Many public utility projects require PUC approval and various permits (e.g., environmental and land use permits) from other agencies. Delays in obtaining PUC approval or permits can result in increased costs. If a project does not proceed or if the PUC disallows costs of the project, the project costs may need to be written off in amounts that could have a material adverse effect on the Company and the Utilities. Significant write-offs of this type were made in 2007, 2011 and 2012. See Note 3 of the Consolidated Financial Statements for a discussion of additional regulatory contingencies.
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
Changes to environmental laws and legally required updates of the rules promulgated pursuant to those laws may increase costs and cause substantial changes in the way electric utilities operate. For example, as Clean Air Act programs are updated, such as the updates to the National Ambient Air Quality Standards (NAAQS) or the Clean Water Act program governing cooling water intakes, or if new legislation or rules are adopted by the federal or state governments, operation of the Hawaiian Electric steam generating facilities may be significantly impacted. Hawaiian Electric may be required to retire older generating units, add pollutions controls or switch to fuels that emit lower emissions. Management believes that the recovery through rates of most, if not all, of any costs incurred by the Utilities in complying with environmental requirements would be allowed by the PUC, but no assurance can be given that this will in fact be the case. In addition, there can be no assurance that a significant environmental liability will not be incurred by the Utilities or that the related costs will be recoverable through rates. See “Environmental regulation” in Note 3 of the Consolidated Financial Statements.
Technological developments.  New emerging and breakthrough technological developments (e.g., the commercial development of energy storage, grid support utility interactive inverters, fuel cells, DG, grid modernization, electrification of transportation, and generation from renewable sources) may impact the Utilities’ future competitive position, results of operations, financial condition and liquidity. The Utilities continue to seek prudent opportunities to develop and implement advanced technologies that align with its technical and business plans.
Material estimates and critical accounting policies.  Also see “Material estimates and critical accounting policies” for Consolidated HEI above.
Property, plant and equipment.  The Utilities believe that the PUC will allow recovery of property, plant and equipment in its electric rates. If the PUC does not allow recovery of any such costs, the electric utility would be required to write off the disallowed costs at that time. See the discussion under “Utility projects” in Note 3 of the Consolidated Financial Statements concerning costs of major projects that have not yet been approved for inclusion in the applicable utility’s rate base.
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
Regulatory liabilities represent amounts collected from customers for costs that are expected to be incurred in the future, or amounts collected in excess of costs incurred that are refundable to customers. Regulatory assets represent incurred costs that have been deferred because their recovery in future customer rates is probable. As of December 31, 2017, the consolidated regulatory liabilities and regulatory assets of the Utilities amounted to $881 million and $869 million, respectively, compared to $411 million and $957 million as of December 31, 2016, respectively. Regulatory liabilities and regulatory assets are itemized in Note 3 of the Consolidated Financial Statements. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory environment. Because current rates include the recovery of regulatory assets existing as of the last rate case and rates in effect allow the Utilities to earn a reasonable rate of return, management believes that the recovery of the regulatory assets as of December 31, 2017 is probable. This determination assumes continuation of the current political and regulatory climate in Hawaii, and is subject to change in the future.
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
Revenues.  Electric utility revenues are based on rates authorized by the PUC and include revenues applicable to energy consumed in the accounting period, but not yet billed to customers, and RBA revenues or refunds for the difference between PUC-approved target revenues and recorded adjusted revenues, which delinks revenues from kilowatthour sales. As of December 31, 2017, revenues applicable to energy consumed, but not yet billed to customers, amounted to $107 million and the RBA revenues recognized in 2017 amounted to $66 million.
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
Consolidation of variable interest entities.  A business enterprise must evaluate whether it should consolidate a variable interest entity (VIE). The Utilities evaluate the impact of applying accounting standards for consolidation to its relationships with IPPs with whom the Utilities execute new PPAs or execute amendments of existing PPAs. A possible outcome of the analysis is that Hawaiian Electric or its subsidiaries may be found to meet the definition of a primary beneficiary of a VIE which finding may result in the consolidation of the IPP in the Consolidated Financial Statements. The consolidation of IPPs could have a material effect on the Consolidated Financial Statements, including the recognition of a significant amount of assets and liabilities, and, if such a consolidated IPP were operating at a loss and had insufficient equity, the potential recognition of such losses. The Utilities do not know how the consolidation of IPPs would be treated for regulatory or credit ratings purposes. See Notes 1 and 3 of the Consolidated Financial Statements.

Bank
Executive overview and strategy.  When ASB was acquired by HEI in 1988, it was a traditional thrift with assets of $1 billion and net income of about $13 million. Since then, ASB has grown by both acquisition and internal growth. Over the last several years the focus has been on efficient growth to maximize profitability and capital efficiency. ASB ended 2017 with assets of $6.8 billion and net income of $67 million, compared to assets of $6.4 billion as of December 31, 2016 and net income of $57 million in 2016.
ASB is a full-service community bank serving both consumer and commercial customers. In order to remain competitive and continue building core franchise value, ASB continues to develop and introduce new products and services in order to meet the needs of those markets such as mobile banking. Additionally, the banking industry is constantly changing and ASB is making the investments in people and technology necessary to adapt and remain competitive. ASB’s ongoing challenge is to continue to increase revenues and control expenses. Key strategies to drive organic growth include:

1.	deepening customer relationships;

2.	building out product and service offerings to open new segments;

3.	fully deploying online and remotely-assisted account opening capabilities; and

4.	prioritizing efficiency actions to gain earnings leverage on organic growth.

The interest rate environment and the quality of ASB’s assets will continue to impact its financial results. A flattened yield curve as a result of an increase in short-term interest rates and excess liquidity in the financial system have made it challenging to grow the bank's loan portfolio and find investments with adequate risk-adjusted returns. The potential for compression of ASB’s margin when interest rates rise is a risk that is actively managed.
As part of its interest rate risk management process, ASB uses simulation analysis to measure net interest income sensitivity to changes in interest rates (see “Quantitative and Qualitative Disclosures about Market Risk”). ASB then employs strategies to limit the impact of changes in interest rates on net interest income. ASB’s key strategies to manage interest rate risk include:

1.	attracting and retaining low-cost deposits, particularly those in non-interest bearing transaction accounts;

2.	diversifying the loan portfolio with higher-spread, shorter-maturity loans and/or variable rate loans;

3.	focusing investment growth in securities that exhibit less extension risk (i.e., risk of longer average lives) as rates rise.
ASB’s loan quality benefited in 2017 from increasing property values, more financial flexibility of borrowers, and overall general economic improvement in the state of Hawaii. ASB’s net charge-offs as a percentage of total average loans was 0.27% for 2017 compared to 0.24% for 2016. The higher net charge-off ratio was primarily due to charge offs of unsecured consumer loans. ASB’s provision for loan losses decreased from $16.8 million for 2016 to $10.9 million for 2017, primarily due to lower reserves for the commercial and commercial real estate loan portfolios as a result of lower portfolio balances and improving credit trends, partly offset by higher loan loss reserves needed for the growing consumer loan portfolio.
Effective July 2013, ASB became non-exempt from the Durbin Amendment to the Dodd-Frank Act which resulted in lower debit card interchange fees. For 2017, 2016 and 2015, the estimated net income impact of the lower debit card interchange fees was $6 million per year.

Results of operations.

•	2017 vs. 2016

(in millions)	2017	2016	Increase (decrease)	Primary reason(s)
Interest income	$236	$219	$17
Higher interest income was due to higher average earning asset balances and an increase in yields on earning assets. ASB's average investment and mortgage-related securities portfolio balance for 2017 increased by $345 million compared to the average balance in 2016 as ASB purchased investments with liquidity not used to fund the loan portfolio. The average loan portfolio balance for 2017 was $11 million lower than 2016 primarily due to a decrease in the average commercial loan portfolio balance of $112 million. The decrease was due to the strategic reduction of the national syndicated lending portfolio ($88 million decrease in average balance) and paydowns in the commercial portfolio. The average consumer, HELOC and commercial real estate loan balances increased by $56 million, $29 million and $15 million, respectively. The growth in these loan portfolios was consistent with ASB’s portfolio mix targets and loan growth strategy. The yield on earning assets increased 8 basis points as the increase in short-term interest rates during the year repriced the adjustable rate loans upward and increased the yields for the investment securities.

Noninterest income	62	67	(5)
Noninterest income was lower due to a decrease in mortgage banking income and lower fee income from other financial products. The lower mortgage banking income was due to lower residential loan production and ASB's decision to portfolio a larger portion of the residential loan production.

Revenues	298	286	12
Interest expense	12	13	(1)
Lower interest expense was due to the payoff of a maturing other borrowing, partly offset by higher interest expense from an increase in average interest-bearing liabilities. Average deposit balances for 2017 increased by $451 million compared to 2016 due to an increase in core deposits and time certificates of $319 million and $132 million, respectively. The other borrowings average balance decreased by $94 million primarily due to a decrease in repurchase agreements.

Provision for loan losses	11	17	(6)
Lower provision for loan losses for 2017 was primarily due to a decrease in reserves for the commercial and commercial real estate loan portfolios as a result of lower portfolio balances and improving credit trends, partly offset by increased provision for loan losses for the consumer loan portfolio as a result of growth and increased charge-offs. The provision for loan losses in 2016 was used primarily to establish loan loss reserves for the growth in the commercial real estate and consumer loan portfolios and additional reserve levels for specific commercial credits.

Noninterest expense	176	169	7	Higher noninterest expense was primarily due to higher compensation and employee benefit costs.
Expenses	199	199	—
Operating income	99	87	12	Higher interest income and lower provision for loan losses, partly offset by lower noninterest income and higher noninterest expenses.
Net income	67	57	10	Higher operating income and tax benefit from the Tax Act.
Return on average common equity [1]	11.2%	9.9%	1.3%

•	2016 vs. 2015

(in millions)	2016	2015	Increase (decrease)	Primary reason(s)
Interest income	$219	$200	$19
Higher interest income was due to higher average earning asset balances and higher loan yields. ASB’s average loan portfolio balance for 2016 was $223 million higher than 2015 as the average commercial real estate, HELOC and consumer loan balances increased by $204 million, $32 million and $30 million, respectively. The growth in these loan portfolios was consistent with ASB’s portfolio mix targets and loan growth strategy. The commercial loan average balance decreased $55 million due to the strategic reduction of the national syndicated lending portfolio. The loan portfolio yield benefited from a shift in the mix of the loan portfolio and the repricing of the adjustable rate loans with the increase in the prime rate. The average investment and mortgage-related securities portfolio balance increased by $248 million as ASB purchased investments with liquidity in excess of loan growth funding.

Noninterest income	67	67	—	Noninterest income was flat as higher gains on sales of investment securities and insurance proceeds in 2016 were offset by lower gains on sales of real estate and mortgage servicing rights.
Revenues	286	267	19
Interest expense	13	12	1
Higher interest expense was due to an increase in average interest-bearing liabilities. Average deposit balances for 2016 increased by $438 million compared to 2015 due to an increase in core deposits and time certificates of $322 million and $116 million, respectively. The other borrowings average balance decreased by $48 million due to a decrease in repurchase agreements.

Provision for loan losses	17	6	11
Higher provision for loan losses for 2016 was primarily due to growth in the commercial real estate and consumer loan portfolios and additional reserves for specific commercial credits. The provision for loan losses in 2015 was used primarily to establish loan loss reserves for the growth in the loan portfolio and additional reserve levels for the commercial and unsecured consumer loan portfolios.

Noninterest expense	169	166	3
Higher noninterest expense was primarily due to costs related to replacement and upgrade of ASB's electronic banking platform in mid 2016 to enhance the Bank's online and mobile banking services to consumer and business customers as well as expand its distribution channels.

Expenses	199	184	15
Operating income	87	83	4	Higher interest income, partly offset by higher provision for loan losses and noninterest expenses.
Net income	57	55	2	Higher operating income, partly offset by higher taxes.
Return on average common equity [1]	9.9%	9.9%	—%

[1]	Calculated using the average daily balances.
See Note 4 of the Consolidated Financial Statements for a discussion of guarantees and further information about ASB.

Average balance sheet and net interest margin.  The following table provides a summary of average balances, including major categories of interest-earning assets and interest-bearing liabilities:

	2017			2016			2015
(dollars in thousands)	Average balance	Interest[1] income/ expense	Yield/ rate (%)	Average balance	Interest[1] income/ expense	Yield/ rate (%)	Average balance	Interest[1] income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$79,927	$898	1.12	$75,092	$383	0.51	$124,874	$323	0.26
FHLB stock	10,770	208	1.93	11,153	191	1.72	32,140	148	0.46
Investment securities
Taxable	1,265,240	27,291	2.16	934,469	18,592	1.99	687,215	14,649	2.13
Non-taxable	15,427	655	4.24	717	28	3.87	—	—	—
Total investment securities	1,280,667	27,946	2.18	935,186	18,620	1.99	687,215	14,649	2.13
Loans
Residential 1-4 family	2,077,705	86,934	4.18	2,074,564	88,274	4.26	2,064,170	89,933	4.36
Commercial real estate	887,890	37,806	4.26	872,694	35,940	4.12	669,184	26,558	3.97
Home equity line of credit	889,360	30,001	3.37	859,955	28,249	3.28	828,129	26,511	3.20
Residential land	16,837	1,011	6.00	18,850	1,118	5.93	17,304	1,101	6.36
Commercial	631,170	27,405	4.34	743,586	29,743	4.00	798,182	29,282	3.67
Consumer	205,334	24,098	11.74	149,287	16,450	11.02	119,267	11,397	9.56
Total loans [2,3]	4,708,296	207,255	4.40	4,718,936	199,774	4.23	4,496,236	184,782	4.11
Total interest-earning assets	6,079,660	236,307	3.89	5,740,367	218,968	3.81	5,340,465	199,902	3.74
Allowance for loan losses	(55,629)			(54,338)			(46,881)
Noninterest-earning assets	546,523			507,850			490,187
Total Assets	$6,570,554			$6,193,879			$5,783,771
Liabilities and Shareholder’s Equity:
Savings	$2,278,396	1,567	0.07	$2,117,186	1,402	0.07	$1,980,151	1,257	0.06
Interest-bearing checking	902,678	238	0.03	839,339	173	0.02	782,811	139	0.02
Money market	142,068	168	0.12	160,700	202	0.13	164,568	205	0.12
Time certificates	696,799	7,687	1.10	565,135	5,390	0.95	449,179	3,747	0.83
Total interest-bearing deposits	4,019,941	9,660	0.24	3,682,360	7,167	0.19	3,376,709	5,348	0.16
Advances from Federal Home Loan Bank	79,374	2,245	2.83	101,597	3,160	3.11	100,438	3,146	3.13
Securities sold under agreements to repurchase	97,535	251	0.26	169,730	2,428	1.43	219,351	2,832	1.29
Total interest-bearing liabilities	4,196,850	12,156	0.29	3,953,687	12,755	0.32	3,696,498	11,326	0.31
Noninterest bearing liabilities:
Deposits	1,672,780			1,559,132			1,426,962
Other	102,789			102,302			109,386
Shareholder’s equity	598,135			578,758			550,925
Total Liabilities and Shareholder’s Equity	$6,570,554			$6,193,879			$5,783,771
Net interest income		$224,151			$206,213			$188,576
Net interest margin (%)[4]			3.69			3.59			3.53

[1]	Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $0.2 million, $0.01 million and nil for 2017, 2016 and 2015, respectively.

[2]	Includes loans held for sale, at lower of cost or fair value, of $7.4 million, $5.4 million and $5.6 million as of December 31, 2017, 2016 and 2015, respectively.

[3]
Includes recognition of net deferred loan fees of $1.7 million, $2.8 million and $2.7 million for 2017, 2016 and 2015 respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

[4]	Defined as net interest income, on a fully taxable equivalent basis, as a percentage of average total interest-earning assets.
Earning assets, costing liabilities and other factors.  Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on costing liabilities. The interest rate environment has been impacted by disruptions in the financial markets over a period of several years. These conditions have begun to moderate with the interest rate increases in the past year which resulted in an increase in ASB's net interest income and net interest margin.
Loan originations and mortgage-related securities are ASB’s primary earning assets.
Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. See Note 4 of the Consolidated Financial Statements for the composition of ASB’s loans receivable.
The decrease in the total loan portfolio from $4.7 billion at the end of 2016 to $4.6 billion at the end of 2017 was primarily due to a decrease in the commercial real estate and commercial loan portfolios. The decrease in the commercial real estate loan portfolio was primarily due to the payoff of a large commercial real estate credit. The decrease in the commercial loan portfolio was primarily due to ASB's strategic reduction in its national syndicated lending portfolio. The bank experienced growth in the residential 1-4 family, HELOC, and consumer loan portfolios, which was consistent with ASB’s portfolio mix targets and loan growth strategy. See “Loans receivable” in Note 4 of the Consolidated Financial Statements, which sets forth ASB's loan balances as of December 31, 2017 and 2016.
Home equity — key credit statistics. Attention has been given by regulators and rating agencies to the potential for increased exposure to credit losses associated with HELOCs that were originated during the period of rapid home price appreciation between 2003 and 2007 as they have reached, or are starting to reach, the end of their 10-year, interest only payment periods. Once the interest only payment period has ended, payments are reset to include principal repayments along with interest. ASB does not have a large exposure to HELOCs originated between 2003 and 2007. Nearly all of the HELOC originations prior to 2008 consisted of amortizing equity lines that have structured principal payments during the draw period. These older equity lines represent 1% of the portfolio and are included in the amortizing balances identified in the loan portfolio table below.

December 31	2017	2016
Outstanding balance of home equity loans (in thousands)	$913,052	$863,163
Percent of portfolio in first lien position	48.0%	45.1%
Net charge-off (recovery) ratio	(0.03)%	0.01%
Delinquency ratio	0.28%	0.35%

			End of draw period – interest only			Current
December 31, 2017	Total	Interest only	2018-2019	2020-2022	Thereafter	amortizing
Outstanding balance (in thousands)	$913,052	$718,231	$70,443	$116,936	$530,852	$194,821
% of total	100%	79%	8%	13%	58%	21%

                        The HELOC portfolio makes up 20% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable rate term loan with a 20-year amortization period. This product type comprises 79% of the total HELOC portfolio and is the current product offering. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed rate loan with level principal and interest payments. As of December 31, 2017, approximately 20% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option.
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
See “Allowance for loan losses” in Note 4 of the Consolidated Financial Statements for information with respect to nonperforming assets. The level of nonperforming loans has continued to decrease with the improving Hawaii economy.
Allowance for loan losses.  See “Allowance for loan losses” in Note 4 of the Consolidated Financial Statements for the tables which sets forth the allocation of ASB’s allowance for loan losses. For 2017, the allowance for loan losses decreased by $1.9 million primarily due to lower loan loss reserves for the commercial, commercial construction and commercial real estate loan portfolios as a result of a decrease in the portfolio balances and improving credit trends, partly offset by additional loss reserves for the consumer and HELOC loan portfolios.

Investment securities.  ASB’s investment portfolio was comprised as follows:

December 31	2017		2016		2015
(dollars in thousands)	Balance	% of total	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$184,298	13%	$192,281	18%	$212,959	26%
Mortgage-related securities — FNMA, FHLMC and GNMA	1,245,988	86	897,474	81	607,689	74
Mortgage revenue bond	15,427	1	15,427	1	—	—
Total investment securities	$1,445,713	100%	$1,105,182	100%	820,648	100%

Principal and interest on mortgage-related securities issued by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) are guaranteed by the issuer and, in the case of GNMA, backed by the full faith and credit of the U.S. government. U.S. Treasury securities are also backed by the full faith of the U.S. government. The increase in investment securities was due to the purchase of agency mortgage-related securities with excess liquidity.
The net unrealized losses on ASB’s investment securities were primarily caused by movements in interest rates. All contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Based upon ASB's evaluation at December 31, 2017, 2016, and 2015 there was no indicated impairment as the Bank expects to collect the contractual cash flows for these investments. See “Investment securities” in Note 1 of the Consoldiated Financial Statements for a discussion of securities impairment assessment.
As of December 31, 2017, 2016 and 2015, ASB did not have any private-issue mortgage-related securities.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Des Moines and securities sold under agreements to repurchase continue to be additional sources of funds. As of December 31, 2017 and 2016, ASB’s costing liabilities consisted of 97% deposits and 3% other borrowings. See Note 4 of the Consolidated Financial Statements for the composition of ASB’s deposit liabilities and other borrowings.
Federal Home Loan Bank of Des Moines. As of December 31, 2017 and 2016, ASB had $50 million and $100 million, respectively, of advances outstanding at the FHLB of Des Moines. The decrease in advances outstanding was due to the payoff of a maturing FHLB advance. As of December 31, 2017, the unused borrowing capacity with the FHLB of Des Moines was $1.8 billion. The FHLB of Des Moines continues to be an important source of liquidity for ASB.
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
As of December 31, 2017, ASB had an unrealized loss, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $15.0 million compared to an unrealized loss, net of taxes, of $7.9 million as of December 31, 2016. See “Quantitative and qualitative disclosures about market risk.”
Legislation and regulation.  ASB is subject to extensive regulation, principally by the OCC and the FDIC. Depending on ASB’s level of regulatory capital and other considerations, these regulations could restrict the ability of ASB to compete with other institutions and to pay dividends to its shareholder. See the discussion below under “Liquidity and capital resources.” Also see “Federal Deposit Insurance Corporation Assessment” in Note 4 of the Consolidated Financial Statements.
Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).  Regulation of the financial services industry, including regulation of HEI, ASB Hawaii and ASB, has changed and will continue to change as a result of the enactment of the Dodd-Frank Act, which became law in July 2010. Importantly for HEI, ASB Hawaii and ASB, under the Dodd-Frank Act all of the functions of the OTS transferred on July 21, 2011 to the OCC, the FDIC, the FRB and the Consumer Financial Protection Bureau (Bureau). Supervision and regulation of HEI and ASB Hawaii, as thrift holding companies, moved to the FRB, and supervision and regulation of ASB, as a federally chartered savings bank, moved to the OCC. While the laws and regulations applicable to HEI and ASB did not generally change, the applicable laws and regulations are being interpreted, and new and amended regulations may be adopted, by the FRB, the OCC and the Bureau. In addition, HEI will continue to be required to serve as a source of strength to ASB in the event of its financial distress. The Dodd-Frank Act also imposed new restrictions on the ability of a savings bank to pay dividends should it fail to remain a qualified thrift lender.

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
The Dodd-Frank Act established the Bureau. It has authority to prohibit practices it finds to be unfair, deceptive or abusive, and it may also issue rules requiring specified disclosures and the use of new model forms. On January 10, 2013, the Bureau issued the Ability-to-Repay rule which closed for comment on February 25, 2013. For mortgages, among other things, (i) potential borrowers have to supply financial information, and lenders must verify it, (ii) to qualify for a particular loan, a consumer has to have sufficient assets or income to pay back the loan, and (iii) lenders have to determine the consumer’s ability to repay both the principal and the interest over the long term - not just during an introductory period when the rate may be lower.
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
The final rule was effective January 1, 2015 for ASB. As of December 31, 2017, ASB met the new capital requirements with a Common equity Tier-1 ratio of 13.0%, a Tier-1 capital ratio of 13.0%, a Total capital ratio of 14.2% and a Tier-1 leverage ratio of 8.6%.
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

Effective December 14, 2017, the DOD released changes to its interpretive rule clarifying provisions of the MLA. Among the amendments is a clarification that the exemption for purchase money loans includes loans that are used not only to purchase the item securing the loan but also to purchase related items, such as extended warranties on a car. The release also clarified the foregoing in the context of loans secured by a deposit account, remotely created checks to make loan payments, lenders' use of the right of offset and the timing of checking military status to qualify for the MLA safe harbor.

Overtime Rules. The Secretary of Labor updated the overtime regulations of the Fair Labor Standards Act to simplify and modernize them. The Department of Labor issued final rules that will raise the salary threshold indicating eligibility from $455/week to $913/week ($47,476 per year), and update automatically the salary threshold every three years, based on wage growth over time, increasing predictability. The final rule was to become effective on December 1, 2016. In late-November 2016 however, the U.S. District Court in the Eastern District of Texas granted a nationwide preliminary injunction that blocked the final rule, saying the Department of Labor's rule exceeds the authority the agency was delegated by Congress. Despite this block, ASB modified its salaries in the fourth quarter of 2016 such that it is in voluntary compliance with the final rule. On July 26, 2017, the Department of Labor published a Request for Information Defining and Delimiting the Exemptions for Executive, Administrative, Professional, Outside Sales and Computer Employees (RFI). On August 31, 2017, U.S. District Court in the Eastern District of Texas granted summary judgment against the Department of Labor in consolidated cases challenging the final rule published on May 23, 2016. The court held that the final rule's salary level exceeded the Department of Labor's authority and concluded that the final rule was invalid. The Department of Labor has not yet released a proposed rule associated with RFI.

Arbitration Agreements. Pursuant to section 1028(b) of the Dodd-Frank Act, on July 19, 2017, the Bureau issued a final rule to regulate arbitration agreements in contracts for specified consumer financial product and services. First, the final rule prohibits covered providers of certain consumer financial products and services from using an agreement with a consumer that provides for arbitration of any future dispute between the parties to bar the consumer from filing or participating in a class action concerning the covered consumer financial product or service. Second, the final rule requires covered providers that are involved in arbitration pursuant to a pre-dispute arbitration agreement to submit specified arbitral records to the Bureau and also to submit specified court records. The compliance date for this regulation is March 19, 2018. Under the Congressional Review Act, the U.S. House of Representatives voted to overturn the final rule on July 25, 2017, and the U.S. Senate did the same on October 24, 2017. On November 1, 2017, the President signed the repeal of the final rule. In light of this, ASB did not modify its existing agreements.
Stock in FHLB.  In the second quarter of 2015, the FHLB of Des Moines and the FHLB of Seattle successfully completed the merger of the two banks and operated as one under the name FHLB of Des Moines as of June 1, 2015. The FHLB of Des Moines will continue to be a source of liquidity for ASB.
As of December 31, 2017 and 2016, ASB’s stock in FHLB of Des Moines ($9.7 million and $11.2 million, respectively) was carried at cost because it can only be redeemed at par. There is a minimum required investment in such stock based on measurements of ASB’s capital, assets and/or borrowing levels. In 2017, 2016 and 2015, ASB received cash dividends of $208,000, $191,000 and $147,000, respectively, on its FHLB Stock.
Mortgage Servicing Rights. As of December 31, 2017 and 2016, ASB's mortgage servicing rights had a net carrying amount of $8.6 million and $9.4 million, respectively. The decrease in the net carrying amount was due to amortization expense recorded during the year.
Liquidity and capital resources.

December 31	2017	% change	2016	% change
(dollars in millions)
Total assets	$6,799	6	$6,421	7
Investment securities	1,446	31	1,105	35
Loans receivable held for investment, net	4,617	(1)	4,683	3
Deposit liabilities	5,891	6	5,549	10
Other bank borrowings	191	(1)	193	(41)
As of December 31, 2017, ASB was one of Hawaii’s largest financial institutions based on assets of $6.8 billion and deposits of $5.9 billion.
ASB’s principal sources of liquidity are customer deposits, borrowings and the maturity and repayment of portfolio loans and securities. ASB’s deposits as of December 31, 2017 were $342 million higher than December 31, 2016. ASB’s principal sources of borrowings are advances from the FHLB and securities sold under agreements to repurchase from broker/dealers and commercial account holders. As of December 31, 2017, FHLB borrowings totaled $50 million, representing 0.7% of assets. ASB is approved to borrow from the FHLB up to 35% of ASB’s assets to the extent it provides qualifying collateral and holds sufficient FHLB stock. As of December 31, 2017, ASB’s unused FHLB borrowing capacity was approximately $1.8 billion. As of December 31, 2017, securities sold under agreements to repurchase totaled $141 million, representing 2.1% of assets. ASB utilizes deposits, advances from the FHLB and securities sold under agreements to repurchase to fund maturing and withdrawn deposits, repay maturing borrowings, fund existing and future loans and purchase investment and mortgage-related securities. As of December 31, 2017, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.8 billion, of which, ASB did not have commitments to borrowers whose loan terms have been modified in troubled debt restructurings. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
As of December 31, 2017 and 2016, ASB had $23.6 million and $23.3 million of loans on nonaccrual status, respectively, or 0.5% of net loans outstanding for both years ended. As of December 31, 2017 and 2016, ASB had $0.1 million and $1.2 million, respectively, of real estate acquired in settlement of loans.
In 2017, operating activities provided cash of $109 million. Net cash of $366 million was used by investing activities primarily due to purchases of available-for-sale investment securities of $528 million, capital expenditures of $53 million, purchases of held-to-maturity investment securities of $45 million, and contributions to low-income housing investments of $18 million, partly offset by receipt of repayments from available-for-sale investment securities of $220 million, proceeds from the sale of commercial loans of $37 million, and a net decrease in loans receivable of $16 million. Financing activities provided net cash of $302 million primarily due to a net increase in deposits of $342 million, a net increase in retail repurchase agreements of $62 million, proceeds from FHLB advances of $60 million, partly offset by principal payments on FHLB advances of $110 million, common stock dividends to HEI (through ASB Hawaii) of $38 million, and repayments of securities sold under agreements to repurchase of $14 million.
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2017, ASB was well-capitalized (see “Regulation—Capital requirements” below for ASB’s capital ratios).
For a discussion of ASB dividends, see “Common stock equity” in Note 4 of the Consolidated Financial Statements.
See "Commitments" and "Contingency" in Note 4 of the Consolidated Financial Statements for a discussion of commitments and contingencies and off-balance sheet arrangements.
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
U.S. capital markets and credit and interest rate environment.  Volatility in U.S. capital markets may negatively impact the fair values of investment and mortgage-related securities held by ASB. As of December 31, 2017, the fair value and carrying value of the investment and mortgage-related securities held by ASB was $1.4 billion.
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
Capital requirements.  The OCC, which is ASB’s principal regulator, administers two sets of capital standards—minimum regulatory capital requirements and prompt corrective action requirements. The FDIC also has prompt corrective action capital requirements. As of December 31, 2017, ASB was in compliance with OCC minimum regulatory capital requirements and was “well-capitalized” within the meaning of OCC prompt corrective action regulations and FDIC capital regulations, as follows:

•
ASB met applicable minimum regulatory capital requirements (noted in parentheses) as of December 31, 2017 with a Tier 1 leverage ratio of 8.6% (4.0%), a common equity Tier 1 capital ratio of 13.0% (4.5%), a Tier 1 capital ratio of 13.0% (6.0%) and a total capital ratio of 14.2% (8.0%).

•
ASB met the capital requirements to be generally considered “well-capitalized” (noted in parentheses) as of December 31, 2017 with a Tier 1 leverage ratio of 8.6% (5.0%), a common equity Tier 1 capital ratio of 13.0% (6.5%), a Tier 1 capital ratio of 13.0% (8.0%) and a total capital ratio of 14.2% (10.0%).

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
The Federal Deposit Insurance Act, as amended, addresses the safety and soundness of the deposit insurance system, supervision of depository institutions and improvement of accounting standards. Pursuant to this Act, federal banking agencies have promulgated regulations that affect the operations of ASB and its holding companies (e.g., standards for safety and soundness, real estate lending, accounting and reporting, transactions with affiliates and loans to insiders). FDIC regulations restrict the ability of financial institutions that fail to meet relevant capital measures to engage in certain activities, such as offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2017, ASB was “well-capitalized” and thus not subject to these restrictions.
Qualified Thrift Lender status.  ASB is a “qualified thrift lender” (QTL) under its federal thrift charter and, in order to maintain this status, ASB is required to maintain at least 65% of its assets in “qualified thrift investments,” which include housing-related loans (including mortgage-related securities) as well as certain small business loans, education loans, loans made through credit card accounts and a basket (not exceeding 20% of total assets) of other consumer loans and other assets. Institutions that fail to maintain QTL status are subject to various penalties, including limitations on their activities. In ASB’s case, the activities of HEI, ASB Hawaii and HEI’s other subsidiaries would also be subject to restrictions if ASB failed to maintain its QTL status, and a failure or inability to comply with those restrictions could effectively result in the required divestiture of ASB. As of December 31, 2017, ASB was a qualified thrift lender.
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
Residential, consumer and credit scored business loans are considered homogeneous loans, which are typically underwritten based on common, uniform standards, and are generally classified as to the level of loss exposure based on delinquency status. The homogeneous loan portfolios are stratified into individual products with common risk characteristics and segmented into various secured and unsecured loan product types. For the homogeneous portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. ASB supplements performance data with external credit bureau data and credit scores such as the Fair Isaac Corporation (FICO) score on a quarterly basis. ASB has built portfolio loss models for each major segment based on the combination of internal and external data to predict the probability of default at the loan level.
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
In conjunction with the above enhancement, management also adopted an enhanced risk rating system for monitoring and managing credit risk in the non-homogeneous loan portfolios that measures general creditworthiness at the borrower level. The numerical-based, risk rating “PD Model” takes into consideration fiscal year-end financial information of the borrower and identified financial attributes including retained earnings, operating cash flows, interest coverage, liquidity and leverage that demonstrate a strong correlation with default to assign default probabilities at the borrower level. In addition, a loss given default value is assigned to each loan to measure loss in the event of default based on loan specific features such as collateral that mitigates the amount of loss in the event of default. Together the PD Model and loss given default construct provide a more quantitative, data driven and consistent framework for measuring risk within the portfolio, on a loan by loan basis and for the ultimate collectability of each loan. Additionally, qualitative factors may be included in the estimation process.
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
Loans in the commercial and commercial real estate portfolio are charged-off when the loan is risk rated “doubtful” or “loss.” The loan or a portion thereof is determined to be uncollectible after considering the borrower’s overall financial condition and collateral deficiency. A loan is considered uncollectible when: (a) the borrower is delinquent in principal or interest 90 days or more; (b) significant improvement in the borrower’s repayment capacity is doubtful; and/or (c) collateral value is insufficient to cover outstanding indebtedness and no other viable assets exist.
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
Troubled debt restructurings. A loan modification is deemed to be a TDR when the borrower is determined to be experiencing financial difficulties and ASB grants a concession it would not otherwise consider. When a borrower experiencing financial difficulty fails to make a required payment on a loan or is in imminent default, ASB takes a number of steps to improve the collectability of the loan and maximize the likelihood of full repayment. At times, ASB may modify or restructure a loan to help a distressed borrower improve their financial position to eventually be able to repay the loan fully, provided the borrower has demonstrated both the willingness and the ability to fulfill the modified terms. TDR loans are considered an alternative to foreclosure or liquidation with the goal of minimizing losses and maximizing recovery.
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
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include mortgage servicing rights accounted for by the amortization method, loan impairments for certain loans, real estate acquired in settlement of loans and goodwill.
See "Investment securities" and "Derivative financial instruments" in Note 4 and Note 14 of the Consolidated Financial Statements for additional information regarding ASB's fair value measurements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
HEI and Hawaiian Electric (in the case of Hawaiian Electric, only the information related to Hawaiian Electric and its subsidiaries is applicable):
The Company manages various market risks in the ordinary course of business, including credit risk and liquidity risk. The Company believes the electric utility and the “other” segment’s exposures to these two risks were not material as of December 31, 2017.
Credit risk for ASB is the risk that borrowers or issuers of securities will not be able to repay their obligations to the bank. Credit risk associated with ASB’s lending portfolios is controlled through its underwriting standards, loan rating of commercial and commercial real estate loans, on-going monitoring by loan officers, credit review and quality control functions in these lending areas and adequate allowance for loan losses. Credit risk associated with the securities portfolio is mitigated through investment portfolio limits, experienced staff working with analytical tools, monthly fair value analysis and on-going monitoring and reporting such as investment watch reports and loss sensitivity analysis. See “Allowance for loan losses” above and in Note 4 of the Consolidated Financial Statements.
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
See Note 4 of the Consolidated Financial Statements for a discussion of the use of rate lock commitments on loans held for sale and forward sale contracts to manage some interest rate risk associated with ASB’s residential loan sale program.
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
ASB’s interest-rate risk sensitivity measures as of December 31, 2017 and 2016 constitute “forward-looking statements” and were as follows:

	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
Change in interest rates (basis points)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
+300	3.0%	1.9%	(8.0)%	(8.0)%
+200	2.4	0.8	(4.0)	(4.6)
+100	1.6	—	(0.6)	(1.6)
-100	(2.7)	(0.5)	(6.0)	(1.6)
Management believes that ASB’s interest rate risk position as of December 31, 2017 represents a reasonable level of risk. The NII profile under the rising interest rate scenarios were more asset sensitive for all rate increases as of December 31, 2017 compared to December 31, 2016. Asset sensitivity increased due to growth and shortening in duration of the investment portfolio allowing more assets to reprice up over a 12-month horizon. The implementation of a new asset/liability management system in the third quarter along with some modeling improvements further improved sensitivity.
ASB’s base EVE increased to $1.2 billion as of December 31, 2017 from $1.1 billion as of December 31, 2016 due to the growth and mix of the balance sheet. Growth in the investment portfolio was funded primarily with core deposits. The upward shift in short rates resulted in the market valuation of assets exceeding the valuation of liabilities.
EVE sensitivity to rising rates declined as of December 31, 2017, compared to December 31, 2016. Growth in shorter duration investment securities was funded with longer duration core deposits resulting in a net decrease in EVE sensitivity. In addition, the implementation of the new asset/liability management system along with some modeling improvements further decreased sensitivity.
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

Other than bank interest rate risk
The Company’s general policy is to manage “other than bank” interest rate risk through use of a combination of short-term debt, long-term debt and preferred securities. As of December 31, 2017, the Company was exposed to “other than bank” interest rate risk because of its periodic borrowing requirements, the impact of interest rates on the discount rate and the market value of plan assets used to determine retirement benefits expenses and obligations (see “Pension and other postretirement benefits obligations” in HEI’s MD&A and “Retirement benefits” in Notes 1 and 8 of the Consolidated Financial Statements) and the possible effect of interest rates on the electric utilities’ allowed rates of return (see “Electric utility—Certain factors that may affect future results and financial condition—Regulation of electric utility rates”). Other than these exposures, management believes its exposure to “other than bank” interest rate risk is not material. The Company’s long-term debt, in the form of borrowings of proceeds of revenue bonds, privately-placed senior notes and bank term loans, is predominately at fixed rates (see Note 14 of the Consolidated Financial Statements for the fair value of long-term debt, net-other than bank).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEI and Hawaiian Electric:

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Hawaiian Electric Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Hawaiian Electric Industries, Inc. and subsidiaries (the "Company") as of December 31, 2017, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows, for the year ended December 31, 2017, and the related notes to consolidated financial statements and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Honolulu, Hawaii
March 1, 2018
We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Hawaiian Electric Industries, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2016 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016 present fairly, in all material respects, the financial position of Hawaiian Electric Industries, Inc. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) for each of the two years in the period ended December 31, 2016 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 24, 2017

Report of Independent Registered Public Accounting Firm
To the Shareholder and the Board of Directors of Hawaiian Electric Company, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Hawaiian Electric Company, Inc. and subsidiaries (the "Company") as of December 31, 2017, the related consolidated statements of income, comprehensive income, capitalization, changes in common stock equity, and cash flows, for the year ended December 31, 2017, and the related notes to consolidated financial statements and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Honolulu, Hawaii
March 1, 2018

We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder
of Hawaiian Electric Company, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2016 and the related consolidated statements of income, comprehensive income, capitalization, changes in common stock equity, and cash flows for each of the two years in the period ended December 31, 2016 present fairly, in all material respects, the financial position of Hawaiian Electric Company, Inc. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the two years in the period ended December 31, 2016 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 24, 2017

Consolidated Statements of Income
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2017	2016	2015
(in thousands, except per share amounts)
Revenues
Electric utility	$2,257,566	$2,094,368	$2,335,166
Bank	297,640	285,924	267,733
Other	419	362	83
Total revenues	2,555,625	2,380,654	2,602,982
Expenses
Electric utility	2,000,045	1,809,900	2,061,050
Bank	198,924	198,572	183,921
Other	18,365	24,007	35,458
Total expenses	2,217,334	2,032,479	2,280,429
Operating income (loss)
Electric utility	257,521	284,468	274,116
Bank	98,716	87,352	83,812
Other	(17,946)	(23,645)	(35,375)
Total operating income	338,291	348,175	322,553
Merger termination fee	—	90,000	—
Interest expense, net – other than on deposit liabilities and other bank borrowings	(78,972)	(75,803)	(77,150)
Allowance for borrowed funds used during construction	4,778	3,144	2,457
Allowance for equity funds used during construction	12,483	8,325	6,928
Income before income taxes	276,580	373,841	254,788
Income taxes	109,393	123,695	93,021
Net income	167,187	250,146	161,767
Preferred stock dividends of subsidiaries	1,890	1,890	1,890
Net income for common stock	$165,297	$248,256	$159,877
Basic earnings per common share	$1.52	$2.30	$1.50
Diluted earnings per common share	$1.52	$2.29	$1.50
Weighted-average number of common shares outstanding	108,749	108,102	106,418
Net effect of potentially dilutive shares	184	207	303
Weighted-average shares assuming dilution	108,933	108,309	106,721
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2017	2016	2015
(in thousands)
Net income for common stock	$165,297	$248,256	$159,877
Other comprehensive income (loss), net of taxes:
Net unrealized losses on available-for sale investment securities:
Net unrealized losses on available-for sale investment securities arising during the period, net of tax benefits of $2,886, $3,763 and $1,541 for 2017, 2016 and 2015, respectively	(4,370)	(5,699)	(2,334)
Reclassification adjustment for net realized gains included in net income, net of taxes of nil, $238 and nil for 2017, 2016 and 2015, respectively	—	(360)	—
Derivatives qualified as cash flow hedges:
Effective portion of foreign currency hedge net unrealized gains (losses) arising during the period, net of (taxes) benefits of nil, $179 and nil for 2017, 2016 and 2015, respectively	—	(281)	—
Reclassification adjustment to net income, net of (taxes) benefits of $289, $(76) and $150 for 2017, 2016 and 2015, respectively	454	(119)	235
Retirement benefit plans:
Net gains (losses) arising during the period, net of (taxes) benefits of $(41,129), $27,703 and $(3,753) for 2017, 2016 and 2015, respectively	65,531	(43,510)	5,889
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $10,041, $9,267 and $14,344 for 2017, 2016 and 2015, respectively	15,737	14,518	22,465
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of (taxes) benefits of $49,523, $(18,206) and $16,011 for 2017, 2016 and 2015, respectively	(78,724)	28,584	(25,139)
Other comprehensive income (loss), net of taxes	(1,372)	(6,867)	1,116
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$163,925	$241,389	$160,993
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
Hawaiian Electric Industries, Inc. and Subsidiaries

December 31		2017		2016
(dollars in thousands)
ASSETS
Cash and cash equivalents		$261,881		$278,452
Accounts receivable and unbilled revenues, net		263,209		237,950
Available-for-sale investment securities, at fair value		1,401,198		1,105,182
Held-to-maturity investment securities, at amortized cost		44,515		—
Stock in Federal Home Loan Bank, at cost		9,706		11,218
Loans receivable held for investment, net		4,617,131		4,683,160
Loans held for sale, at lower of cost or fair value		11,250		18,817
Property, plant and equipment, net
Land	$106,435		$97,423
Plant and equipment	7,140,427		6,727,935
Construction in progress	332,349		222,455
	7,579,211		7,047,813
Less – accumulated depreciation	(2,553,295)	5,025,916	(2,444,348)	4,603,465
Regulatory assets		869,297		957,451
Other		513,535		447,621
Goodwill		82,190		82,190
Total assets		$13,099,828		$12,425,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable		$193,714		$143,279
Interest and dividends payable		25,837		25,225
Deposit liabilities		5,890,597		5,548,929
Short-term borrowings—other than bank		117,945		—
Other bank borrowings		190,859		192,618
Long-term debt, net—other than bank		1,683,797		1,619,019
Deferred income taxes		388,430		728,806
Regulatory liabilities		880,770		410,693
Contributions in aid of construction		565,668		543,525
Defined benefit pension and other postretirement benefit plans liability		509,514		638,854
Other		521,018		473,512
Total liabilities		10,968,149		10,324,460
Preferred stock of subsidiaries - not subject to mandatory redemption		34,293		34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none		—		—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 108,787,807 shares and 108,583,413 shares at December 31, 2017 and 2016, respectively		1,662,491		1,660,910
Retained earnings		476,836		438,972
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(14,951)		$(7,931)
Unrealized losses on derivatives	—		(454)
Retirement benefit plans	(26,990)	(41,941)	(24,744)	(33,129)
Total shareholders’ equity		2,097,386		2,066,753
Total liabilities and shareholders’ equity		$13,099,828		$12,425,506
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Hawaiian Electric Industries, Inc. and Subsidiaries

	Common stock		Retained	Accumulated other comprehensive
(in thousands, except per share amounts)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2014	102,565	$1,521,297	$296,654	$(27,378)	$1,790,573
Net income for common stock	—	—	159,877	—	159,877
Other comprehensive income, net of taxes	—	—	—	1,116	1,116
Issuance of common stock:
Partial settlement of equity forward	4,700	109,183	—	—	109,183
Retirement savings and other plans	195	5,578	—	—	5,578
Expenses and other, net	—	(6,922)	—	—	(6,922)
Common stock dividends ($1.24 per share)	—	—	(131,765)	—	(131,765)
Balance, December 31, 2015	107,460	1,629,136	324,766	(26,262)	1,927,640
Net income for common stock	—	—	248,256	—	248,256
Other comprehensive loss, net of tax benefits	—	—	—	(6,867)	(6,867)
Issuance of common stock:
Dividend reinvestment and stock purchase plan	859	26,844	—	—	26,844
Retirement savings and other plans	264	9,298	—	—	9,298
Expenses and other, net	—	(4,368)	—	—	(4,368)
Common stock dividends ($1.24 per share)	—	—	(134,050)	—	(134,050)
Balance, December 31, 2016	108,583	1,660,910	438,972	(33,129)	2,066,753
Net income for common stock	—	—	165,297	—	165,297
Other comprehensive loss, net of tax benefits	—	—	—	(1,372)	(1,372)
Reclass of AOCI for tax rate reduction impact	—	—	7,440	(7,440)	—
Issuance of common stock:
Retirement savings and other plans	205	4,664	—	—	4,664
Expenses and other, net	—	(3,083)	—	—	(3,083)
Common stock dividends ($1.24 per share)	—	—	(134,873)	—	(134,873)
Balance, December 31, 2017	108,788	$1,662,491	$476,836	$(41,941)	$2,097,386
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2017	2016	2015
(in thousands)
Cash flows from operating activities
Net income	$167,187	$250,146	$161,767
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	200,658	194,273	183,966
Other amortization	21,340	10,473	11,619
Provision for loan losses	10,901	16,763	6,275
Impairment of utility assets	—	—	6,021
Loans receivable originated and purchased, held for sale	(115,104)	(236,769)	(268,279)
Proceeds from sale of loans receivable, held for sale	127,951	236,062	275,296
Deferred income taxes	37,835	47,118	41,432
Share-based compensation expense	5,404	4,789	6,542
Allowance for equity funds used during construction	(12,483)	(8,325)	(6,928)
Other	(3,324)	(12,422)	1,672
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	(12,875)	(898)	62,304
Decrease (increase) in fuel oil stock	(20,794)	4,786	34,830
Increase in regulatory assets	(17,256)	(18,273)	(24,182)
Increase (decrease) in accounts, interest and dividends payable	34,985	(9,643)	(52,663)
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	20,685	39,109	(42,596)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	882	1,587	852
Change in other assets and liabilities	(25,551)	(23,118)	(41,070)
Net cash provided by operating activities	420,441	495,658	356,858
Cash flows from investing activities
Available-for-sale investment securities purchased	(528,379)	(533,956)	(429,262)
Principal repayments on available-for-sale investment securities	220,231	219,845	153,271
Proceeds from sale of available-for-sale investment securities	—	16,423	—
Purchases of held-to-maturity investment securities	(44,515)	—	—
Purchase of stock from Federal Home Loan Bank	(2,868)	(7,773)	(1,600)
Redemption of stock from Federal Home Loan Bank	4,380	7,233	60,223
Net decrease (increase) in loans held for investment	15,887	(194,042)	(181,343)
Proceeds from sale of commercial loans	36,760	52,299	—
Proceeds from sale of real estate acquired in settlement of loans	1,019	829	1,329
Proceeds from sale of real estate held for sale	—	1,764	7,283
Capital expenditures	(495,187)	(330,043)	(363,804)
Contributions in aid of construction	64,733	30,100	40,239
Contributions to low income housing investments	(17,505)	—	—
Acquisition of business	(76,323)	—	—
Other	6,468	856	7,940
Net cash used in investing activities	(815,299)	(736,465)	(705,724)
(continued)

Consolidated Statements of Cash Flows (continued)
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2017	2016	2015
Cash flows from financing activities
Net increase in deposit liabilities	341,668	523,675	401,839
Net increase (decrease) in short-term borrowings with original maturities of three months or less	67,992	(103,063)	(15,909)
Proceeds from issuance of short-term debt	125,000	—	—
Repayment of short-term debt	(75,000)	—	—
Net increase (decrease) in retail repurchase agreements	61,776	(43,601)	37,925
Proceeds from other bank borrowings	59,500	180,835	50,000
Repayments of other bank borrowings	(123,034)	(272,902)	(50,000)
Proceeds from issuance of long-term debt	532,325	115,000	80,000
Repayment of long-term debt and funds transferred for redemption of special purpose revenue bonds	(465,000)	(75,000)	—
Withheld shares for employee taxes on vested share-based compensation	(3,828)	(2,416)	(3,260)
Net proceeds from issuance of common stock	—	13,220	104,435
Common stock dividends	(134,873)	(117,274)	(131,765)
Preferred stock dividends of subsidiaries	(1,890)	(1,890)	(1,890)
Other	(6,349)	2,197	2,427
Net cash provided by financing activities	378,287	218,781	473,802
Net increase (decrease) in cash and cash equivalents	(16,571)	(22,026)	124,936
Cash and cash equivalents, January 1	278,452	300,478	175,542
Cash and cash equivalents, December 31	$261,881	$278,452	$300,478

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2017	2016	2015
(in thousands)
Revenues	$2,257,566	$2,094,368	$2,335,166
Expenses
Fuel oil	587,768	454,704	654,600
Purchased power	586,634	562,740	594,096
Other operation and maintenance	417,910	405,533	413,089
Depreciation	192,784	187,061	177,380
Taxes, other than income taxes	214,949	199,862	221,885
Total expenses	2,000,045	1,809,900	2,061,050
Operating income	257,521	284,468	274,116
Allowance for equity funds used during construction	12,483	8,325	6,928
Interest expense and other charges, net	(69,637)	(66,824)	(66,370)
Allowance for borrowed funds used during construction	4,778	3,144	2,457
Income before income taxes	205,145	229,113	217,131
Income taxes	83,199	84,801	79,422
Net income	121,946	144,312	137,709
Preferred stock dividends of subsidiaries	915	915	915
Net income attributable to Hawaiian Electric	121,031	143,397	136,794
Preferred stock dividends of Hawaiian Electric	1,080	1,080	1,080
Net income for common stock	$119,951	$142,317	$135,714
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2017	2016	2015
(in thousands)
Net income for common stock	$119,951	$142,317	$135,714
Other comprehensive income (loss), net of taxes:
Derivatives qualified as cash flow hedges:
Effective portion of foreign currency hedge net unrealized losses arising during the period, net of tax benefits of nil, $179 and nil for 2017, 2016 and 2015, respectively	—	(281)	—
Reclassification adjustment to net income, net of taxes of $289, $110 and nil for 2017, 2016 and 2015, respectively	454	(173)	—
Retirement benefit plans:
Net gains (losses) arising during the period, net of (taxes) benefits of $(39,587), $27,153 and $(3,590) for 2017, 2016 and 2015, respectively	63,105	(42,631)	5,638
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $9,221, $8,442 and $12,981 for 2017, 2016 and 2015, respectively	14,477	13,254	20,381
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of (taxes) benefits of $49,523, $(18,206) and $16,011 for 2017, 2016 and 2015, respectively	(78,724)	28,584	(25,139)
Other comprehensive income (loss), net of taxes	(688)	(1,247)	880
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$119,263	$141,070	$136,594
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2017	2016
(in thousands)
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$53,177	$53,153
Plant and equipment	6,946,563	6,605,732
Less accumulated depreciation	(2,476,352)	(2,369,282)
Construction in progress	283,239	211,742
Utility property, plant and equipment, net	4,806,627	4,501,345
Nonutility property, plant and equipment, less accumulated depreciation of $1,251 as of December 31, 2017 and $1,232 as of December 31, 2016	7,580	7,407
Total property, plant and equipment, net	4,814,207	4,508,752
Current assets
Cash and cash equivalents	12,517	74,286
Customer accounts receivable, net	127,889	123,688
Accrued unbilled revenues, net	107,054	91,693
Other accounts receivable, net	7,163	5,233
Fuel oil stock, at average cost	86,873	66,430
Materials and supplies, at average cost	54,397	53,679
Prepayments and other	25,355	23,100
Regulatory assets	88,390	66,032
Total current assets	509,638	504,141
Other long-term assets
Regulatory assets	780,907	891,419
Unamortized debt expense	611	208
Other	90,918	70,908
Total other long-term assets	872,436	962,535
Total assets	$6,196,281	$5,975,428
Capitalization and liabilities
Capitalization (see Consolidated Statements of Capitalization)
Common stock equity	$1,845,283	$1,799,787
Cumulative preferred stock – not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Note 3)
Long-term debt, net	1,318,516	1,319,260
Total capitalization	3,198,092	3,153,340
Current liabilities
Current portion of long-term debt	49,963	—
Short-term borrowings from non-affiliate	4,999	—
Accounts payable	159,610	117,814
Interest and preferred dividends payable	22,575	22,838
Taxes accrued, including revenue taxes	199,101	172,730
Regulatory liabilities	3,401	3,762
Other	59,456	55,221
Total current liabilities	499,105	372,365
Deferred credits and other liabilities
Deferred income taxes	394,041	733,659
Regulatory liabilities	877,369	406,931
Unamortized tax credits	90,369	88,961
Defined benefit pension and other postretirement benefit plans liability	472,948	599,726
Other	98,689	76,921
Total deferred credits and other liabilities	1,933,416	1,906,198
Contributions in aid of construction	565,668	543,525
Total capitalization and liabilities	$6,196,281	$5,975,428
 The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Capitalization
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2017		2016
(dollars in thousands, except par value)
Common stock equity
Common stock of $6 2/3 par value
Authorized: 50,000,000 shares. Outstanding: 16,142,216 shares and
16,019,785 shares at December 31, 2017 and 2016, respectively		$107,634		$106,818
Premium on capital stock		614,675		601,491
Retained earnings		1,124,193		1,091,800
Accumulated other comprehensive income (loss), net of taxes
Unrealized losses on derivatives	—		(454)
Retirement benefit plans	(1,219)	(1,219)	132	(322)
Common stock equity		1,845,283		1,799,787
Cumulative preferred stock not subject to mandatory redemption
Authorized: 5,000,000 shares of $20 par value and 7,000,000 shares of $100 par value.

Series	Par Value		Shares outstanding December 31, 2017 and 2016	2017	2016
(dollars in thousands, except par value and shares outstanding)
C-4 1/4%	$20	(Hawaiian Electric)	150,000	$3,000	$3,000
D-5%	20	(Hawaiian Electric)	50,000	1,000	1,000
E-5%	20	(Hawaiian Electric)	150,000	3,000	3,000
H-5 1/4%	20	(Hawaiian Electric)	250,000	5,000	5,000
I-5%	20	(Hawaiian Electric)	89,657	1,793	1,793
J-4 3/4%	20	(Hawaiian Electric)	250,000	5,000	5,000
K-4.65%	20	(Hawaiian Electric)	175,000	3,500	3,500
G-7 5/8%	100	(Hawaii Electric Light)	70,000	7,000	7,000
H-7 5/8%	100	(Maui Electric)	50,000	5,000	5,000
			1,234,657	34,293	34,293
(continued)

Consolidated Statements of Capitalization (continued)
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2017	2016
(in thousands)
Long-term debt
Obligations to the State of Hawaii for the repayment of Special Purpose Revenue Bonds (subsidiary obligations unconditionally guaranteed by Hawaiian Electric):
3.10%, Refunding series 2017A, due 2026	$125,000	$—
4.00%, Refunding series 2017B, due 2037	140,000	—
3.25%, Refunding series 2015, due 2025	47,000	47,000
6.50%, Series 2009, due 2039	150,000	150,000
4.65%, Series 2007A, paid in 2017	—	140,000
4.60%, Refunding series 2007B, paid in 2017	—	125,000
Total obligations to the State of Hawaii	$462,000	$462,000
Other long-term debt – unsecured:
Taxable senior notes:
4.31%, Series 2017A, due 2047	$50,000	$—
4.54%, Series 2016A, due 2046	40,000	40,000
5.23%, Series 2015A, due 2045	80,000	80,000
3.83%, Series 2013A, due 2020	14,000	14,000
4.45%, Series 2013A and 2013B, due 2022	52,000	52,000
4.84%, Series 2013A, 2013B and 2013C, due 2027	100,000	100,000
5.65%, Series 2013B and 2013C, due 2043	70,000	70,000
3.79%, Series 2012A, due 2018	50,000	50,000
4.03%, Series 2012B, due 2020	82,000	82,000
4.55%, Series 2012B and 2012C, due 2023	100,000	100,000
4.72%, Series 2012D, due 2029	35,000	35,000
5.39%, Series 2012E, due 2042	150,000	150,000
4.53%, Series 2012F, due 2032	40,000	40,000
Total taxable senior notes	863,000	813,000
6.50%, series 2004, Junior subordinated deferrable interest debentures, due 2034	51,546	51,546
Total other long-term debt – unsecured	914,546	864,546
Total long-term debt	1,376,546	1,326,546
Less unamortized debt issuance costs	8,067	7,286
Less current portion long-term debt, net of unamortized debt issuance costs	49,963	—
Long-term debt, net	1,318,516	1,319,260
Total capitalization	$3,198,092	$3,153,340
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Common Stock Equity
Hawaiian Electric Company, Inc. and Subsidiaries

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2014	15,805	$105,388	$578,938	$997,773	$45	$1,682,144
Net income for common stock	—	—	—	135,714	—	135,714
Other comprehensive income, net of taxes	—	—	—	—	880	880
Issuance of common stock, net of expenses	—	—	(8)	—	—	(8)
Common stock dividends	—	—	—	(90,405)	—	(90,405)
Balance, December 31, 2015	15,805	105,388	578,930	1,043,082	925	1,728,325
Net income for common stock	—	—	—	142,317	—	142,317
Other comprehensive loss, net of tax benefits	—	—	—	—	(1,247)	(1,247)
Issuance of common stock, net of expenses	215	1,430	22,561	—	—	23,991
Common stock dividends	—	—	—	(93,599)	—	(93,599)
Balance, December 31, 2016	16,020	106,818	601,491	1,091,800	(322)	1,799,787
Net income for common stock	—	—	—	119,951	—	119,951
Other comprehensive loss, net of tax benefits	—	—	—	—	(688)	(688)
Reclass of AOCI for tax rate reduction impact	—	—	—	209	(209)	—
Issuance of common stock, net of expenses	122	816	13,184	—	—	14,000
Common stock dividends	—	—	—	(87,767)	—	(87,767)
Balance, December 31, 2017	16,142	$107,634	$614,675	$1,124,193	$(1,219)	$1,845,283
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2017	2016	2015
(in thousands)
Cash flows from operating activities
Net income	$121,946	$144,312	$137,709
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	192,784	187,061	177,380
Other amortization	8,498	6,935	8,939
Impairment of utility assets	—	—	6,021
Deferred income taxes	38,037	74,386	75,626
Allowance for equity funds used during construction	(12,483)	(8,325)	(6,928)
Other	(1,066)	(3,700)	6,516
Changes in assets and liabilities
Decrease in accounts receivable	2,914	8,551	23,727
Decrease (increase) in accrued unbilled revenues	(15,361)	(7,184)	40,093
Decrease (increase) in fuel oil stock	(20,443)	4,786	34,830
Decrease (increase) in materials and supplies	(718)	750	2,821
Increase in regulatory assets	(17,256)	(18,273)	(24,182)
Increase (decrease) in accounts payable	25,734	(10,614)	(54,555)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	29,862	2,123	(63,096)
Increase in defined benefit pension and other postretirement benefit plans liability	604	484	1,125
Change in other assets and liabilities	(17,866)	(11,375)	(32,620)
Net cash provided by operating activities	335,186	369,917	333,406
Cash flows from investing activities
Capital expenditures	(441,598)	(320,437)	(350,161)
Contributions in aid of construction	64,733	30,100	40,239
Other	4,578	2,138	1,140
Net cash used in investing activities	(372,287)	(288,199)	(308,782)
Cash flows from financing activities
Common stock dividends	(87,767)	(93,599)	(90,405)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,995)	(1,995)	(1,995)
Proceeds from issuance of common stock	14,000	24,000	—
Proceeds from issuance of long-term debt	315,000	40,000	80,000
Funds transferred for redemption of special purpose revenue bonds	(265,000)	—	—
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	4,999	—	—
Other	(3,905)	(287)	(1,537)
Net cash used in financing activities	(24,668)	(31,881)	(13,937)
Net increase (decrease) in cash and cash equivalents	(61,769)	49,837	10,687
Cash and cash equivalents, January 1	74,286	24,449	13,762
Cash and cash equivalents, December 31	$12,517	$74,286	$24,449
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 · Summary of significant accounting policies

General
Hawaiian Electric Industries, Inc. (HEI) is a holding company with direct and indirect subsidiaries principally engaged in electric utility and banking businesses, primarily in the State of Hawaii. HEI is the parent holding company of Hawaiian Electric Company, Inc. (Hawaiian Electric) and indirect parent holding company of American Savings Bank, F. S. B. (ASB) and Hamakua Energy, LLC (Hamakua Energy). HEI’s common stock is traded on the New York Stock Exchange.
Hawaiian Electric and its wholly-owned operating subsidiaries, Hawaii Electric Light Company, Inc. (Hawaii Electric Light) and Maui Electric Company, Limited (Maui Electric), are regulated public electric utilities (collectively, the Utilities) in the business of generating, purchasing, transmitting, distributing and selling electric energy on all major islands in Hawaii other than Kauai. See Note 2.
ASB is a federally chartered savings bank providing a full range of banking services to individual and business customers through its branch system in Hawaii.
Hamakua Energy owns and operates a 60-megawatt (MW) combined-cycle power plant, which sells the power it produces only to Hawaii Electric Light.
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
Material estimates that are particularly susceptible to significant change for HEI and its subsidiaries (collectively, the Company) include the amounts reported for investment securities (ASB only); property, plant and equipment; pension and other postretirement benefit obligations; contingencies and litigation; income taxes; regulatory assets and liabilities (Utilities only); electric utility unbilled revenues (Utilities only); and allowance for loan losses (ASB only).
Consolidation.  The HEI consolidated financial statements include the accounts of HEI and its subsidiaries, except for HECO Capital Trust III (Trust III), as the Company does not exercise control over Trust III. Hamakua Energy, LLC (which was formed in 2017) has been included in the HEI consolidated financial statements. The Hawaiian Electric consolidated financial statements include the accounts of Hawaiian Electric and its subsidiaries, except for Trust III. When HEI or Hawaiian Electric has a controlling financial interest in another entity (usually, majority voting interest), that entity is consolidated. Investments in companies over which the Company or the Utilities have the ability to exercise significant influence, but not control, are accounted for using the equity method. The consolidated financial statements exclude variable interest entities (VIEs) when the Company or the Utilities are not the primary beneficiaries. Hawaiian Electric is not the primary beneficiary of Trust III, which is a VIE, and accounts for Trust III under the equity method. See Note 3 for information regarding unconsolidated VIEs. In general, intercompany amounts are eliminated in consolidation (see Note 2 for exceptions).
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
Property, plant and equipment.  Property, plant and equipment are reported at cost. Self-constructed electric utility plant includes engineering, supervision, administrative and general costs and an allowance for the cost of funds used during the construction period. These costs are recorded in construction in progress and are transferred to utility plant when construction is completed and the facilities are either placed in service or become useful for public utility purposes. Costs for betterments that make utility plant more useful, more efficient, of greater durability or of greater capacity are also capitalized. Upon the retirement or sale of electric utility plant, generally no gain or loss is recognized. The cost of the plant retired is charged to accumulated depreciation. Amounts collected from customers for cost of removal are included in regulatory liabilities. See discussion regarding “Utility projects” in Note 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Depreciation.  Depreciation is computed primarily using the straight-line method over the estimated lives of the assets being depreciated. Electric utility plant additions in the current year are depreciated beginning January 1 of the following year in accordance with rate-making. Electric utility plant has lives ranging from 20 to 88 years for production plant, from 25 to 65 years for transmission and distribution plant and from 5 to 65 years for general plant. The Utilities’ composite annual depreciation rate, which includes a component for cost of removal, was 3.2% in 2017, 2016 and 2015.
Leases.  HEI, the Utilities and ASB have entered into lease agreements for the use of equipment and office space. The provisions of some of the lease agreements contain renewal options.
HEI's consolidated operating lease expense was $20 million, $19 million and $18 million in 2017, 2016 and 2015, respectively. The Utilities' operating lease expense was $11 million, $10 million and $9 million in 2017, 2016 and 2015, respectively. HEI's consolidated and the Utilities' future minimum lease payments are as follows:

(in millions)	HEI	Hawaiian Electric
2018	$11	$6
2019	10	5
2020	8	5
2021	7	5
2022	4	3
Thereafter	36	29
	$76	$53
Retirement benefits.  Pension and other postretirement benefit costs are charged primarily to expense and electric utility plant (in the case of the Utilities). Funding for the Company’s qualified pension plans (Plans) is based on actuarial assumptions adopted by the Pension Investment Committee administering the Plans. The participating employers contribute amounts to a master pension trust for the Plans in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA), including changes promulgated by the Pension Protection Act of 2006, and considering the deductibility of contributions under the Internal Revenue Code. The Company generally funds at least the net periodic pension cost during the year, subject to limits and targeted funded status. Under a pension tracking mechanism approved by the Public Utilities Commission of the State of Hawaii (PUC), the Utilities generally will make contributions to the pension fund at the greater of the minimum level required under the law or net periodic pension cost.
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
Environmental expenditures.  The Company and the Utilities are subject to numerous federal and state environmental statutes and regulations. In general, environmental contamination treatment costs are charged to expense. Environmental costs are capitalized if the costs extend the life, increase the capacity, or improve the safety or efficiency of property; the costs mitigate or prevent future environmental contamination; or the costs are incurred in preparing the property for sale. Environmental costs are either capitalized or charged to expense when environmental assessments and/or remedial efforts are probable and the cost can be reasonably estimated. The Utilities review their sites and measure the liability quarterly by assessing a range of reasonably likely costs of each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties.
Income taxes.  Deferred income tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s and the Utilities' assets and liabilities at federal and state tax rates expected to be in effect when such deferred tax assets or liabilities are realized or settled. As a result of the 2017 Tax Cuts and Jobs Act (Tax Act), the accumulated deferred income tax balances (ADIT) were adjusted in 2017 for the lower federal income tax rate expected to be in effect when the deferred tax assets or liabilities are realized or settled. See further discussion under "Recent tax developments" in Note 10. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

income during the periods in which those temporary differences become deductible. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.
The Utilities' investment tax credits are deferred and amortized over the estimated useful lives of the properties to which the credits relate, in accordance with Accounting Standards Codification (ASC) Topic 980, “Regulated Operations.”
The Utilities are included in the consolidated income tax returns of HEI. However, income tax expense has been computed for financial statement purposes as if each utility filed a separate income tax return and Hawaiian Electric filed a consolidated Hawaiian Electric income tax return.
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
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include mortgage servicing rights accounted for by the amortization method, loan impairments for certain loans, real estate acquired in settlement of loans, goodwill and asset retirement obligations (AROs).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earnings per share (HEI only).  Basic earnings per share (EPS) is computed by dividing net income for common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that dilutive common shares for stock compensation and the equity forward transactions are added to the denominator.
Impairment of long-lived assets and long-lived assets to be disposed of.  The Company and the Utilities review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.
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
From January 1, 2017, HEI retrospectively applied the cashflow guidance for taxes paid (equivalent to the value of withheld shares for tax withholding purposes) and excess tax benefits. Excess tax benefits are classified along with other income tax cash flows as an operating activity and the cash payments made to taxing authorities on the employees’ behalf for withheld shares are classified as financing activities on the Company's consolidated statements of cash flows for all periods that are presented.
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
The Company adopted ASU No. 2017-04 prospectively in the fourth quarter of 2017 and the adoption had no impact on the Company’s consolidated financial statements.
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
As of December 31, 2017, the Company has identified its revenue streams from, and performance obligations related to, contracts with customers and has performed an analysis of these revenue streams for the impacts of Topic 606. The revenue subject to Topic 606 is largely the Utilities’ electric sales revenue and the Utilities’ and ASB’s fee income. The Company and Hawaiian Electric adopted ASU No. 2014-09 (and subsequently issued revenue-related ASUs) in the first quarter of 2018 using the modified retrospective approach with no impact on the timing or pattern of revenue recognition, but with impacts on the presentation of revenues. Also, expanded disclosures around the amount, timing, nature and uncertainty of revenues from contracts with customers will be presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company adopted ASU No. 2016-01 in the first quarter of 2018 and expects changes to disclosures, but otherwise the impact of adoption is not material to the Company’s and Hawaiian Electric’s consolidated financial statements.
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
The Company adopted ASU No. 2016-15 in the first quarter of 2018 using a retrospective transition method and the impact of adoption is not material to the Company’s and Hawaiian Electric’s consolidated statements of cash flows.
Restricted cash.  In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.
The Company adopted ASU No. 2016-18 in the first quarter of 2018 using a retrospective transition method and the impact of adoption is not material to the Company’s and Hawaiian Electric’s consolidated statements of cash flows.
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
The Company adopted ASU No. 2017-07 in the first quarter of 2018: (1) retrospectively for the presentation in the income statement of the service cost component and the other components of NPPC and NPBC, and (2) prospectively for the capitalization in assets of the service cost component of NPPC and NPBC. HEI and ASB do not capitalize pension and OPEB costs.
In Settlement Agreements in the 2017 Hawaiian Electric and 2016 Hawaii Electric Light rate cases, Hawaiian Electric and Hawaii Electric Light, respectively, and the Consumer Advocate agreed to the deferral of the non-service cost components of NPPC and NPBC which would have been capitalized as part of the pension tracking mechanism. In the Hawaiian Electric Interim D&O, the PUC did not identify this item for further review, and Hawaiian Electric will follow the Settlement Agreement. Hawaii Electric Light and Maui Electric plan to seek PUC clarification to follow Hawaiian Electric’s treatment until rates are set in the next rate cases. The treatment under the Settlement Agreement will be followed beginning in 2018 until each utility’s next rate case. In the next rate cases, each utility’s future rates would include recovery of the deferred non-service cost components and seek to adopt the capitalization policy which reflects the requirements of ASU No. 2017-07 (i.e., only the service cost components of NPPC and NPBC will be capitalized).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 Thus, the adoption of ASU 2017-07 in the first quarter of 2018 does not have a net income impact.
Leases. In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires that lessees recognize a liability to make lease payments (the lease liability) and a right-of-use asset, representing its right to use the underlying asset for the lease term, for all leases (except short-term leases) at the commencement date. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election and recognize lease expense for such leases generally on a straight-line basis over the lease term. For finance leases, a lessee is required to recognize interest on the lease liability separately from amortization of the right-of-use asset in the consolidated statements of income. For operating leases, a lessee is required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis.
The Company plans to adopt ASU No. 2016-02 in the first quarter of 2019 and has not yet determined the impact of adoption.
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
Tax effects in AOCI. In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income,” which contains amendments that allow a reclassification from AOCI to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act (Tax Act) and requires certain disclosures regarding the stranded tax effects.
The Company and the Utilities adopted ASU No. 2018-02 as of the beginning of the fourth quarter of 2017 and elected to reclassify the income tax effects of the Tax Act (i.e., the effect of the federal tax rate change only) of $7.4 million and $0.2 million, respectively, from AOCI to retained earnings. Other than this reclassification to retained earnings, the Company and the Utilities release the income tax effects in AOCI from AOCI when the specific AOCI items (e.g., on a security-by-security basis for ASB’s gains/losses on investment securities) are included in net income.

Electric utility
Regulation by the Public Utilities Commission of the State of Hawaii (PUC). The Utilities are regulated by the PUC and account for the effects of regulation under FASB ASC Topic 980, “Regulated Operations.” As a result, the Utilities’ financial statements reflect assets, liabilities, revenues and expenses based on current cost-based rate-making regulations. Their continued accounting under ASC Topic 980 generally requires that rates are established by an independent, third-party regulator; rates are designed to recover the costs of providing service; and it is reasonable to assume that rates can be charged to, and collected from, customers. Management believes the Utilities’ operations currently satisfy the ASC Topic 980 criteria. If events or circumstances should change so that those criteria are no longer satisfied, the Utilities expect that their regulatory assets, net of regulatory liabilities, would be charged to the statement of income in the period of discontinuance.
Accounts receivable.  Accounts receivable are recorded at the invoiced amount. The Utilities generally assess a late payment charge on balances unpaid from the previous month. The allowance for doubtful accounts is the Utilities’ best estimate of the amount of probable credit losses in the Utilities existing accounts receivable. At December 31, 2017 and 2016, the allowance for customer accounts receivable, accrued unbilled revenues and other accounts receivable was $1.2 million and $1.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contributions in aid of construction.  The Utilities receive contributions from customers for special construction requirements. As directed by the PUC, contributions are amortized on a straight-line basis over 30 to 55 years as an offset against depreciation expense.
Electric utility revenues.  Electric utility revenues are based on rates authorized by the PUC. Revenues related to electric service are generally recorded when service is rendered and include revenues applicable to energy consumed in the accounting period but not yet billed to the customers. Under decoupling, electric utility revenues also incorporate: (1) monthly revenue balancing account (RBA) revenues or refunds for the difference between PUC-approved target revenues and recorded adjusted revenues, which delinks revenues from kilowatthour sales, (2) rate adjustment mechanism (RAM) revenues for escalation in certain operation and maintenance (O&M) expenses and rate base changes and (3) an earnings sharing mechanism, which reduces revenues between rate cases in the event the utility’s ratemaking return on average common equity (ROACE) exceeds the ROACE allowed in its most recent rate case. Under the decoupling tariff approved in 2011, the prior year accrued RBA revenues (regulatory asset) and the annual RAM amount are billed from June 1 of each year through May 31 of the following year, which is within 24 months following the end of the year in which they are recorded as required by the accounting standard for alternative revenue programs. See "Decoupling" discussion in Note 3 Electric Utility segment.
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
The Utilities’ revenues include amounts for recovery of various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the year the related revenues are recognized. For 2017, 2016 and 2015, the Utilities’ revenues include recovery of revenue taxes of approximately $202 million, $187 million and $209 million, respectively, which amounts are in “Taxes, other than income taxes” expense. However, the Utilities pay revenue taxes to the taxing authorities based on (1) the prior year’s billed revenues (in the case of public service company taxes and PUC fees) in the current year or (2) the current year’s cash collections from electric sales (in the case of franchise taxes) after year end. As of December 31, 2017 and 2016, the Utilities had recorded $115 million and $104 million, respectively, in “Taxes accrued, including revenue taxes” on the Utilities’ consolidated balance sheet for amounts previously collected from customers or accrued for public service company taxes and PUC fees, net of amounts paid to the taxing authorities. Such amounts will be used to pay public service company taxes and PUC fees owed for the following year.
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
The weighted-average AFUDC rate was 7.7% in 2017, 7.6% in 2016 and 7.6% in 2015, and reflected quarterly compounding.

Bank (HEI only)
Investment securities.  Investments in debt and equity securities are classified as held-to-maturity (HTM), trading or available-for-sale (AFS). ASB determines the appropriate classification at the time of purchase. Debt securities that ASB intends to and has the ability to hold to maturity are classified as HTM securities and reported at amortized cost. Marketable debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Marketable debt and equity securities not classified as either HTM or trading securities are classified as AFS and reported at fair value. Unrealized gains and losses for AFS securities are excluded from earnings and reported on a net basis in accumulated other comprehensive income (AOCI) until realized.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
For securities that are not trading securities, individual securities are assessed for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant. A security is impaired if the fair value of the security is less than its carrying value at the financial statement date. When a security is impaired, ASB determines whether this impairment is temporary or other-than-temporary. If ASB does not expect to recover the entire amortized cost basis of the security or there is a change in the expected cash flows, an OTTI exists. If ASB intends to sell the security, or will more likely than not be required to sell the security before recovery of its amortized cost, the OTTI must be recognized in earnings. If ASB does not intend to sell the security, and it is not more likely than not that ASB will be required to sell the security before recovery of its amortized cost, the OTTI must be separated into the amount representing the credit loss and the amount related to all other factors. The amount of OTTI related to the credit loss is recognized in earnings, while the remaining OTTI is recognized in AOCI. Based on ASB's evaluation as of December 31, 2017 and 2016, there was no indicated impairment as the bank expects to collect the contractual cash flows for these investments.
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
Allowance for loan losses.  ASB maintains an allowance for loan losses to absorb losses inherent in its loan portfolio. The level of allowance for loan losses is based on a continuing assessment of existing risks in the loan portfolio, historical loss experience, changes in collateral values and current conditions (e.g., economic conditions, real estate market conditions and interest rate environment). The allowance for loan losses is allocated to loan types using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment. The formula-based approach emphasizes loss factors primarily derived from actual historical default and loss rates, which are combined with an assessment of certain qualitative factors to determine the allowance amounts allocated to the various loan categories. Adverse changes in any of these factors could result in higher charge-offs and provision for loan losses.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Residential, consumer and credit scored business loans are considered homogeneous loans, which are typically underwritten based on common, uniform standards, and are generally classified as to the level of loss exposure based on delinquency status. The homogeneous loan portfolios are stratified into individual products with common risk characteristics and segmented into various secured and unsecured loan product types. For the homogeneous portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. ASB supplements performance data with external credit bureau data and credit scores such as the Fair Isaac Corporation (FICO) score on a quarterly basis. ASB has built portfolio loss models for each major segment based on the combination of internal and external data to predict the probability of default at the loan level.
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
ASB’s methodology for determining the allowance for loan losses was generally based on historic loss rates using various look-back periods. In the second quarter of 2014, ASB implemented enhancements to the loss rate calculation for estimating the allowance for loan losses that included several refinements to determining the probability of default and the loss given default for the various segments of the loan portfolio that are more statistically sound than those previously employed. The result is an estimated loss rate established for each borrower. ASB also updated its measurement of the loss emergence period in the calculation of the allowance for loan losses. The loss emergence period is broadly defined as the period that it takes, on average, for the lender to identify the specific borrower and amount of loss incurred by the bank for a loan that has suffered from a loss-causing event.
In conjunction with the above enhancement, management also adopted an enhanced risk rating system for monitoring and managing credit risk in the non-homogeneous loan portfolios, that measures general creditworthiness at the borrower level. The numerical-based, risk rating “PD Model” takes into consideration fiscal year-end financial information of the borrower and identified financial attributes including retained earnings, operating cash flows, interest coverage, liquidity and leverage that demonstrate a strong correlation with default to assign default probabilities at the borrower level. In addition, a loss given default (LGD) value is assigned to each loan to measure loss in the event of default based on loan specific features such as collateral that mitigates the amount of loss in the event of default. Together the PD Model and LGD construct provide a more quantitative, data driven and consistent framework for measuring risk within the portfolio, on a loan by loan basis and for the ultimate collectability of each loan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The allowance for loan losses is based on currently available information and historical experience, and future adjustments may be required from time to time to the allowance for loan losses based on new information and changes that occur (e.g., due to changes in economic conditions, particularly in Hawaii). Actual losses could differ from management’s estimates, and these differences and subsequent adjustments could be material.
Nonperforming loans. Loans are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if the probability of collection is insufficient to warrant further accrual. All interest that is accrued but not collected is reversed. A loan may be returned to accrual status if (i) principal and interest payments have been brought current and repayment of the remaining contractual principal and interest is expected to be made, (ii) the loan has otherwise become well-secured and in the process of collection, or (iii) the borrower has been making regularly scheduled payments in full for the prior six months and it is reasonably assured that the loan will be brought fully current within a reasonable period. Cash receipts on nonaccruing loans are generally applied to reduce the unpaid principal balance.
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
Loans in the commercial and commercial real estate portfolio are charged-off when the loan is risk rated “Doubtful” or “Loss.” The loan or a portion thereof is determined to be uncollectible after considering the borrower’s overall financial condition and collateral deficiency. A commercial or commercial real estate loan is considered uncollectible when: (a) the borrower is delinquent in principal or interest 90 days or more; (b) significant improvement in the borrower’s repayment capacity is doubtful; and/or (c) collateral value is insufficient to cover outstanding indebtedness and no other viable assets or repayment sources exist.
Loans in the residential mortgage and home equity portfolios are charged-off when the loan or a portion thereof is determined to be uncollectible after considering the borrower’s overall financial condition and collateral deficiency. Such loan is considered uncollectible when: (a) the borrower is delinquent in principal or interest 180 days or more; (b) it is probable that collateral value is insufficient to cover outstanding indebtedness and no other viable assets or repayment sources exist; (c) borrower’s debt is discharged in bankruptcy and the loan is not reaffirmed; or (d) in cases where ASB is in a subordinate position to other debt, the senior lien holder has foreclosed and ASB's junior lien is extinguished.
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
Goodwill. At December 31, 2017 and 2016, the amount of goodwill was $82.2 million. The goodwill is with respect to ASB and is the Company’s only intangible asset with an indefinite useful life and is tested for impairment annually at December 31.
ASC Topic 350 "Intangibles-Goodwill and Other" (ASC 350) permits an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. An entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

test. An entity shall assess relevant events and circumstances and determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative impairment test is unnecessary. ASB performed a qualitative analysis and determined that it was not more than likely than not that the fair value of ASB was less than its carrying amount and, accordingly, a quantitative impairment analysis was not considered necessary. For the three years ended December 31, 2017, there has been no impairment of goodwill.
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
ASB recognizes a mortgage servicing asset when a mortgage loan is sold with servicing rights retained. This mortgage servicing right (MSR) is initially capitalized at its presumed fair value based on market data at the time of sale and accounted for in subsequent periods at the lower of amortized cost or fair value. Mortgage servicing assets or liabilities are included as a component of gain on sale of loans. Under ASC Topic 860, “Transfers and Servicing,” ASB amortizes the MSRs in proportion to and over the period of estimated net servicing income and assess for impairment at each reporting date.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Generally, ASB, as a limited partner, is not deemed to be the primary beneficiary as it does not meet the power criterion, i.e., no power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and no direct ability to unilaterally remove the general partner.
All tax credit investments are evaluated for potential impairment at least annually, or more frequently, when events or conditions indicate that it is deemed probable that ASB will not recover its investment. If an investment is determined to be impaired, it is written down to its estimated fair value and the new cost basis of the investment is not adjusted for subsequent recoveries in value. As of December 31, 2017, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its low income housing tax credit (LIHTC) investments.
At December 31, 2017 and 2016, the carrying amount of qualifying affordable housing investments was $59.0 million and $47.1 million, respectively, and included in other assets in the consolidated balance sheets.
ASB’s unfunded commitments to fund to its qualifying affordable housing investments were $15.8 million and $14.0 million as of December 31, 2017 and 2016, respectively. These unfunded commitments are unconditional and legally binding and are recorded in accounts payable and other liabilities with an increase in other assets in the consolidated balance sheets.
The table below summarizes the amounts in income tax expense related to ASB's investments in qualifying affordable housing projects:

Years ended December 31	2017	2016	2015
(in millions)
Amounts in income taxes related to investments in qualifying affordable housing projects
Amortization recognized in the provision for income taxes	$(7.4)	$(5.8)	$(5.4)
Tax credits and other tax benefits recognized in the provision for income taxes	10.7	8.4	8.0
Net benefit to income tax expense	$3.3	$2.6	$2.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 · Segment financial information
The electric utility and bank segments are strategic business units of the Company that offer different products and services and operate in different regulatory environments. The accounting policies of the segments are the same as those described for the Company in the summary of significant accounting policies, except as otherwise indicated and except that federal and state income taxes for each segment are calculated on a “stand-alone” basis. HEI evaluates segment performance based on net income. Each segment accounts for intersegment sales and transfers as if the sales and transfers were to third parties, that is, at current market prices. Intersegment revenues consist primarily of Hamakua Energy revenues, interest, rent and preferred stock dividends.

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

Bank
ASB is a federally chartered savings bank providing a full range of banking services to individual and business customers through its branch system in Hawaii. ASB is subject to examination and comprehensive regulation by the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC), and is subject to reserve requirements established by the Board of Governors of the Federal Reserve System.

Other
“Other” includes amounts for the holding companies (HEI and ASB Hawaii, Inc.), other subsidiaries not qualifying as reportable segments and intercompany eliminations.
Acquisition of Hamakua power plant. In September 2017, HEI formed new 100% owned subsidiaries--Pacific Current, LLC and its subsidiary Hamakua Holdings, LLC and its subsidiary, Hamakua Energy, LLC. On November 24, 2017, Hamakua Energy, LLC acquired Hamakua Energy Partners, L.P.’s 60-MW combined cycle power plant and other assets from affiliates of ArcLight Capital Partners, a private equity firm focused on energy infrastructure investments. The plant sells the power it produces only to Hawaii Electric Light under an existing power purchase agreement (PPA) that expires in 2030. On December 26, 2017, Hamakua Energy, LLC closed on $67 million of non-recourse project financing in the form of 4.02% senior secured notes due December 31, 2030.
Acquisition of a Solar + Storage Power Purchase Agreement (PPA). In November 2017, HEI, through its wholly-owned subsidiary Pacific Current, LLC, formed a new subsidiary, Mauo Holdings, LLC and its subsidiary Mauo, LLC. On February 2, 2018, Mauo, LLC executed definitive agreements to acquire a solar-plus-storage PPA for a multi-site, commercial-scale project that will provide 8.6 MW of solar capacity and 42.3 MWH of storage capacity on the islands of Maui and Oahu. The PPA has a 15-year term with an option to extend for an additional five years. The system will be constructed by a third party contractor under an Engineering, Procurement and Construction (EPC) contract that was contemporaneously negotiated and executed by Mauo, LLC. The EPC contract provides a fixed price for the purchase of the completed system, a project completion schedule and performance obligations designed to match the requirements of the PPA. Mauo, LLC plans to fund the construction of the project with a construction facility that will be repaid at the commercial operation date (ultimately with cash from investment tax credits, state renewable tax credits and non-recourse project debt). The facilities are expected to be operational in 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information was as follows:

(in thousands)	Electric utility	Bank	Other	Total
2017
Revenues from external customers	$2,257,455	$297,640	$530	$2,555,625
Intersegment revenues (eliminations)	111	—	(111)	—
Revenues	2,257,566	297,640	419	2,555,625
Depreciation and amortization	201,282	19,416	1,300	221,998
Interest expense, net	69,637	12,156	9,335	91,128
Income (loss) before income taxes	205,145	98,716	(27,281)	276,580
Income taxes (benefit)	83,199	31,719	(5,525)	109,393
Net income (loss)	121,946	66,997	(21,756)	167,187
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	119,951	66,997	(21,651)	165,297
Capital expenditures	441,598	53,272	317	495,187
Assets (at December 31, 2017)	6,196,281	6,798,659	104,888	13,099,828
2016
Revenues from external customers	$2,094,224	$285,924	$506	$2,380,654
Intersegment revenues (eliminations)	144	—	(144)	—
Revenues	2,094,368	285,924	362	2,380,654
Depreciation and amortization	193,996	9,813	937	204,746
Interest expense, net	66,824	12,755	8,979	88,558
Income before income taxes	229,113	87,352	57,376	373,841
Income taxes	84,801	30,073	8,821	123,695
Net income	144,312	57,279	48,555	250,146
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income for common stock	142,317	57,279	48,660	248,256
Capital expenditures	320,437	9,394	212	330,043
Assets (at December 31, 2016)	5,975,428	6,421,357	28,721	12,425,506
2015
Revenues from external customers	$2,335,135	$267,733	$114	$2,602,982
Intersegment revenues (eliminations)	31	—	(31)	—
Revenues	2,335,166	267,733	83	2,602,982
Depreciation and amortization	186,319	7,928	1,338	195,585
Interest expense, net	66,370	11,326	10,780	88,476
Income (loss) before income taxes	217,131	83,812	(46,155)	254,788
Income taxes (benefit)	79,422	29,082	(15,483)	93,021
Net income (loss)	137,709	54,730	(30,672)	161,767
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	135,714	54,730	(30,567)	159,877
Capital expenditures	350,161	13,470	173	363,804
Assets (at December 31, 2015)	5,672,210	6,014,755	95,053	11,782,018
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
Hamakua Energy's profit on electricity sales to Hawaii Electric Light are not eliminated because profit on sales to regulated affiliates is not required to be eliminated because the PPA was approved by the PUC and it is probable that, through the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ratemaking process, future revenue from Hawaii Electric Light’s sale of the electricity will approximate its purchase price from Hamakua Energy under the PPA.

3 · Electric utility segment
Regulatory assets and liabilities.  Regulatory assets represent deferred costs and accrued decoupling revenues which are expected to be recovered through rates over PUC-authorized periods. Generally, the Utilities do not earn a return on their regulatory assets; however, they have been allowed to recover interest on certain regulatory assets and to include certain regulatory assets in rate base. Regulatory liabilities represent amounts included in rates and collected from ratepayers for costs expected to be incurred in the future, or amounts collected in excess of costs incurred that are refundable to customers. For example, the regulatory liability for cost of removal in excess of salvage value represents amounts that have been collected from ratepayers for costs that are expected to be incurred in the future to retire utility plant. Generally, the Utilities include regulatory liabilities in rate base or are required to apply interest to certain regulatory liabilities. In the table below, noted in parentheses are the original PUC authorized amortization or recovery periods and, if different, the remaining amortization or recovery periods as of December 31, 2017 are noted.
Regulatory assets were as follows:

December 31	2017	2016
(in thousands)
Retirement benefit plans (balance primarily varies with plans’ funded statuses)	$637,204	$745,367
Income taxes (1 to 55 years)	118,201	90,100
Decoupling revenue balancing account and RAM regulatory asset (1 to 2 years)	64,087	73,485
Unamortized expense and premiums on retired debt and equity issuances (19 to 30 years; 6 to 18 years remaining)	11,993	12,299
Vacation earned, but not yet taken (1 year)	11,224	10,970
Other (1 to 50 years; 1 to 46 years remaining)	26,588	25,230
	$869,297	$957,451
Included in:
Current assets	$88,390	$66,032
Long-term assets	780,907	891,419
	$869,297	$957,451
Regulatory liabilities were as follows:

December 31	2017	2016
(in thousands)
Cost of removal in excess of salvage value (1 to 60 years)	$453,986	$394,072
Income taxes (1 to 55 years)	406,324	—
Retirement benefit plans (5 years beginning with respective utility’s next rate case)	9,961	10,824
Other (5 years; 1 to 2 years remaining)	10,499	5,797
	$880,770	$410,693
Included in:
Current liabilities	$3,401	$3,762
Long-term liabilities	877,369	406,931
	$880,770	$410,693
The regulatory asset and liability relating to retirement benefit plans was recorded as a result of pension and OPEB tracking mechanisms adopted by the PUC in rate case decisions for the Utilities in 2007 (see Note 8).
Major customers.  The Utilities received 11% ($239 million), 11% ($226 million) and 11% ($265 million) of their operating revenues from the sale of electricity to various federal government agencies in 2017, 2016 and 2015, respectively.
Cumulative preferred stock. The following series of cumulative preferred stock are redeemable only at the option of the respective company at the following prices in the event of voluntary liquidation or redemption:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017	Voluntary liquidation price	Redemption price
Series
C, D, E, H, J and K (Hawaiian Electric)	$20	$21
I (Hawaiian Electric)	20	20
G (Hawaii Electric Light)	100	100
H (Maui Electric)	100	100
Hawaiian Electric is obligated to make dividend, redemption and liquidation payments on the preferred stock of each of its subsidiaries if the respective subsidiary is unable to make such payments, but this obligation is subordinated to Hawaiian Electric's obligation to make payments on its own preferred stock.
Related-party transactions. HEI charged the Utilities $6.2 million, $6.5 million and $6.5 million for general management and administrative services in 2017, 2016 and 2015, respectively. The amounts charged by HEI to its subsidiaries for services provided by HEI employees are allocated primarily on the basis of time expended in providing such services.
From November 24, 2017 to December 31, 2017, Hamakua Energy, LLC (an indirect subsidiary of HEI) sold energy and capacity to Hawaii Electric Light (subsidiary of Hawaiian Electric and indirect subsidiary of HEI) under a PPA in the amount of $3 million.
Hawaiian Electric’s short-term borrowings totaled nil at December 31, 2017 and 2016. The interest charged on short-term borrowings from HEI is based on the lower of HEI’s or Hawaiian Electric’s effective weighted average short-term external borrowing rate. If both HEI and Hawaiian Electric do not have short-term external borrowings, the interest is based on the average of the effective rate for 30-day dealer-placed commercial paper quoted by the Wall Street Journal plus 0.15%.
Borrowings among the Utilities are eliminated in consolidation. Interest charged by HEI to Hawaiian Electric was not material for the years ended December 31, 2017 and 2016.
Unconsolidated variable interest entities.
HECO Capital Trust III.  Trust III was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to Hawaiian Electric, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by Hawaiian Electric in the principal amount of$31.5 million and issued by Hawaii Electric Light and Maui Electric each in the principal amount of $10 million, (iii) making distributions on these trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are currently redeemable at the issuer’s option without premium. The 2004 Debentures, together with the obligations of the Utilities under an expense agreement and Hawaiian Electric’s obligations under its trust guarantee and its guarantee of the obligations of Hawaii Electric Light and Maui Electric under their respective debentures, are the sole assets of Trust III. Taken together, Hawaiian Electric’s obligations under the Hawaiian Electric debentures, the Hawaiian Electric indenture, the subsidiary guarantees, the trust agreement, the expense agreement and trust guarantee provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of amounts due on the Trust Preferred Securities. Trust III has at all times been an unconsolidated subsidiary of Hawaiian Electric. Since Hawaiian Electric, as the holder of 100% of the trust common securities, does not have the power to direct the activities that most significantly impact the economic performance of Trust III nor the obligation to absorb their expected losses, if any, that could potentially be significant to the Trust III, Hawaiian Electric is not the primary beneficiary and does not consolidate Trust III in accordance with accounting rules on the consolidation of VIEs. Trust III’s balance sheet as of December 31, 2017 consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statement for 2017 consisted of $3.4 million of interest income received from the 2004 Debentures; $3.3 million of distributions to holders of the Trust Preferred Securities; and $0.1 million of common dividends on the trust common securities to Hawaiian Electric. As long as the 2004 Trust Preferred Securities are outstanding, Hawaiian Electric is not entitled to receive any funds from Trust III other than pro-rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by Hawaiian Electric in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event any of the Utilities elect to defer payment of interest on any of their respective 2004 Debentures, then Hawaiian Electric will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Power purchase agreements.  As of December 31, 2017, the Utilities had five PPAs for firm capacity and other PPAs with IPPs and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which is currently required to be consolidated as VIEs.
Pursuant to the current accounting standards for VIEs, the Utilities are deemed to have a variable interest in Kalaeloa Partners, L.P. (Kalaeloa), AES Hawaii, Inc. (AES Hawaii) and Hamakua Energy by reason of the provisions of the PPA that the Utilities have with the three IPPs. However, management has concluded that the Utilities are not the primary beneficiary of Kalaeloa, AES Hawaii and Hamakua Energy because the Utilities do not have the power to direct the activities that most significantly impact the three IPPs’ economic performance nor the obligation to absorb their expected losses, if any, that could potentially be significant to the IPPs. Thus, the Utilities have not consolidated Kalaeloa, AES Hawaii and Hamakua Energy in its consolidated financial statements. HEI, however, owns Hamakua Energy and consolidates it in the HEI consolidated financial statements.
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
If information is ultimately received from the IPPs, a possible outcome of future analyses of such information is the consolidation of one or both of such IPPs in the Consolidated Financial Statements. The consolidation of any significant IPP could have a material effect on the Consolidated Financial Statements, including the recognition of a significant amount of assets and liabilities and, if such a consolidated IPP were operating at a loss and had insufficient equity, the potential recognition of such losses. If the Utilities determine they are required to consolidate the financial statements of such an IPP and the consolidation has a material effect, the Utilities would retrospectively apply accounting standards for VIEs.
Commitments and contingencies.
Fuel contracts.  The Utilities have contractual agreements to purchase minimum quantities of low sulfur fuel oil (LSFO), industrial fuel oil (IFO), diesel fuel and biodiesel for multi-year periods, some through December 2019. Fossil fuel prices are tied to the market prices of crude oil and petroleum products in the Far East and U.S. West Coast and the biodiesel price is tied to the market prices of animal fat feedstocks in the U.S. West Coast and U.S. Midwest. Based on the average price per barrel as of December 31, 2017, the estimated cost of minimum purchases under the fuel supply contracts is $130 million in 2018 and $130 million in 2019. The actual cost of purchases in 2018 and future years could vary substantially from this estimate of minimum purchases as a result of changes in market prices, quantities actually purchased, entry into new supply contracts and/or other factors. The Utilities purchased $0.6 billion, $0.4 billion and $0.6 billion of fuel under contractual agreements in 2017, 2016 and 2015, respectively.
On February 18, 2016, the Utilities signed two fuel supply contracts with Chevron Products Company (Chevron) for: (1) Oahu’s LSFO and diesel (for purposes of blending with LSFO) to meet the Environmental Protection Agency’s Mercury and Air Toxic Standards; and (2) IFO, diesel and ultra-low sulfur diesel for Oahu, Maui, Molokai and the island of Hawaii. The contract began on January 1, 2017, terminates on December 31, 2019 and may automatically renew for annual terms thereafter unless terminated earlier by either party. Both of these fuel contracts were recently assigned by Chevron to Island Energy Services, LLC, a subsidiary of One Rock Capital Partners, L.P., who purchased Chevron’s Hawaii assets on November 1, 2016. Both of these fuel contracts replace prior fuel supply contracts with Chevron and Par Hawaii Refining, LLC (Par), which both expired on December 31, 2016.
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
Hawaiian Electric also has three contracts for biodiesel. Two of the contracts are with Pacific Biodiesel Technologies, LLC (PBT) and one contingency contract is in place with REG Marketing & Logistics, LLC (REG). PBT has agreed to supply biodiesel to Hawaiian Electric’s Campbell Industrial Park (CIP) generating facility through November 2018. While fuel is delivered to CIP, the contract provides that biodiesel can be trucked to the Honolulu International Airport Emergency Facility and to any other generating facility on Oahu owned by Hawaiian Electric. Hawaiian Electric intends to shift the biodiesel supply to Schofield generating station when that new facility comes online and as long as the PBT contract remains in effect.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On October 27, 2017, Hawaiian Electric signed a new biodiesel supply contract with PBT that will replace the existing PBT contract in November 2018, upon PUC approval. PBT also has a spot buy contract with Hawaiian Electric to purchase additional quantities of biodiesel at or below the price of diesel. Very few purchases of “at parity” biodiesel have been purchased, however the contract remains in effect and was recently extended through June 2018.
Hawaiian Electric also has a contingency contract with REG. REG will supply biodiesel in the event PBT is unable to supply quantities above the contract maximum volume, should something unexpected occur. Hawaiian Electric did not purchase any biofuel from REG during 2016 and 2017. Hawaiian Electric has secured a one-year extension of this contract through November 2018.
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
Interim increases. For the year ended December 31, 2017, the Utilities recognized $3 million of revenues with respect to interim orders related to general rate increase requests. Such amounts recorded are subject to refund, with interest, if they exceed amounts in a final order.
Power purchase agreements.  Purchases from all IPPs were as follows:

Years ended December 31	2017	2016	2015
(in millions)
Kalaeloa	$180	$152	$187
AES Hawaii	140	149	134
HPOWER	67	71	66
Puna Geothermal Venture	38	28	29
Hamakua Energy	35	29	44
Hawaiian Commercial & Sugar	—	1	8
Other IPPs	127	133	126
Total IPPs	$587	$563	$594
As of December 31, 2017, the Utilities had five firm capacity PPAs for a total of 551 megawatts (MW) of firm capacity. The PUC allows rate recovery for energy and firm capacity payments to IPPs under these agreements. Assuming that each of the agreements remains in place for its current term (and as amended) and the minimum availability criteria in the PPAs are met, aggregate minimum fixed capacity charges are expected to be approximately $0.1 billion per year for 2018 through 2022 and a total of $0.9 billion in the period from 2023 through 2048.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Hawaiian Electric and Kalaeloa are in negotiations to address the PPA term that ended on May 23, 2016. The PPA automatically extends on a month-to-month basis as long as the parties are still negotiating in good faith, but would end 60 days after either party notifies the other in writing that negotiations have terminated. Hawaiian Electric and Kalaeloa have agreed that neither party will terminate the PPA prior to October 31, 2018. This agreement contemplates continued negotiations between the parties and accounts for time needed for PUC approval of a negotiated resolution.
AES Hawaii, Inc. Under a PPA entered into in March 1988, as amended (through Amendment No. 2), for a period of 30 years beginning September 1992, Hawaiian Electric agreed to purchase 180 MW of firm capacity from AES Hawaii. In August 2012, Hawaiian Electric filed an application with the PUC seeking an exemption from the PUC’s Competitive Bidding Framework to negotiate an amendment to the PPA to purchase 186 MW of firm capacity, and amend the energy pricing formula in the PPA. The PUC approved the exemption in April 2013, but Hawaiian Electric and AES Hawaii were not able to reach agreement on the amendment. In June 2015, AES Hawaii filed an arbitration demand regarding a dispute about whether Hawaiian Electric was obligated to buy up to 9 MW of additional capacity based on a 1992 letter. Hawaiian Electric responded to the arbitration demand and, in October 2015, AES Hawaii and Hawaiian Electric entered into a Settlement Agreement to stay the arbitration proceeding. The Settlement Agreement included certain conditions precedent which, if satisfied would have released the parties from the claims under the arbitration proceeding. Among the conditions precedent was the successful negotiation and PUC approval of an amendment to the existing PPA.
In November 2015, Hawaiian Electric entered into Amendment No. 3 for which PUC approval was requested and subsequently denied in January 2017. Approval of Amendment No. 3 would have satisfied the final condition for effectiveness of the Settlement Agreement and resolved AES Hawaii’s claims. Following the PUC’s decision, the parties agreed to extend the stay of the arbitration proceeding while settlement discussions continued. In February 2018, Hawaiian Electric reached agreement with AES Hawaii on Amendment No. 4 which is subject to PUC approval. Amendment No. 4 among other things, provides, (1) that AES Hawaii will make certain operational commitments to improve reliability, (2) for inclusion of AES Hawaii in the Utilities’ greenhouse gas partnership, (3) provisions to allow AES Hawaii to reduce coal combustion by modifying its fuel consumption to include biomass upon approval, and (4) for release of an option agreement by Hawaiian Electric for land owned by AES Hawaii. Amendment No. 4 includes a stay of the arbitration proceeding pending review by the PUC. If approved by the PUC, Amendment No. 4 will resolve AES Hawaii’s claims.
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
Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) implementation project. On August 11, 2016, the PUC approved the Utilities’ request to commence the ERP/EAM implementation project, subject to certain conditions, including a $77.6 million cap on cost recovery as well as a requirement that the Utilities pass onto customers a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

minimum of $244 million in benefits associated with the system over its 12-year service life. The decision and order (D&O) approved the deferral of certain project costs and allowed the accrual of allowance for funds used during construction (AFUDC), but limited the AFUDC rate to 1.75%. Pursuant to the D&O and subsequent orders, in September 2017, the Utilities filed a bottom-up, low-level analysis of the project’s benefits and performance metrics and tracking mechanism for passing the project’s benefits on to customers.
On November 30, 2017, the PUC issued an order, which, among other things, directed the Utilities’ to file a position statement regarding the reasonableness of the project, a reworked low-level benefits analysis and initial details of the metrics that will be used to demonstrate the achievement of benefits. On December 18, 2017, the Utilities’ filed their response to the order, re-affirming the need for the project and guaranteed minimum level of $244 million in benefits to customers. The updated low-level benefits analysis provided in the response estimated total benefits to be as much as $256 million. The response further noted that in Hawaiian Electric’s 2017 test year rate case, Hawaiian Electric and the Consumer Advocate have agreed in principle to a “rate case-centric” approach for a benefits delivery mechanism pending PUC approval. On January 4, 2018, the Consumer Advocate filed a statement of position on the Utilities’ response, stating that it does not recommend revocation of the PUC’s prior conditional approval of the project or reductions to the previously ordered cost caps, and continues to recommend the use of a rate case-centric approach to facilitate pass through of the system’s benefits to customers. Monthly reports on the status and costs of the project continue to be filed.
The ERP/EAM Implementation Project is expected to go-live by October 1, 2018. As of December 31, 2017, the Project incurred costs of $35.3 million of which $6.7 million were charged to other operation and maintenance expense, $2.6 million relate to capital costs and $26.0 million are deferred costs.
Schofield Generating Station Project. In August 2012, the PUC approved a waiver from the competitive bidding framework to allow Hawaiian Electric to negotiate with the U.S. Army for the construction of a 50 MW utility-owned and operated firm, renewable and dispatchable generation facility at Schofield Barracks. In September 2015, the PUC approved Hawaiian Electric’s application to expend $167 million for the project. In approving the project, the PUC placed a cost cap of $167 million for the project, stated 90% of the cap is allowed for cost recovery through cost recovery mechanisms other than base rates, and stated the $167 million cap will be adjusted downward due to any reduction in the cost of the engine contract due to a reduction in the foreign exchange rate. Hawaiian Electric was required to take all necessary steps to lock in the lowest possible exchange rate. On January 5, 2016, Hawaiian Electric executed window forward contracts which lowered the cost of the engine contract by $9.7 million, resulting in a revised project cost cap of $157.3 million. Hawaiian Electric has received all of the major permits for the project, including a 35-year site lease from the U.S. Army. Construction of the facility began in October 2016, and the facility is expected to be placed in service in the second quarter of 2018. A request to recover the costs of the project and related operations and maintenance expense through the newly-established Major Project Interim Recovery (MPIR) adjustment mechanism is pending PUC approval. (See “Decoupling” section below for MPIR guidelines and capital cost recovery discussion.) Project costs incurred as of December 31, 2017 amounted to $121.6 million.
West Loch PV Project. In July 2016, Hawaiian Electric announced plans to build, own and operate a utility-owned, grid-tied 20-MW (ac) solar facility in conjunction with the Department of the Navy at a Navy/Air Force joint base. In June 2017, the PUC approved the expenditure of funds for the project, including Hawaiian Electric’s proposed project cost cap of $67 million and a performance guarantee to provide energy at 9.56 cents/KWH or less to the system. Project costs incurred as of December 31, 2017 amounted to $6.4 million.
In approving the project, the PUC agreed that the project is eligible for recovery of costs offset by related net benefits under the newly-established MPIR adjustment mechanism. (See “Decoupling” section below for MPIR guidelines and capital cost recovery discussion.) Hawaiian Electric provided supplemental materials in August 2017, as requested by the PUC, to support meeting the MPIR guidelines, accompanied by system performance guarantee and cost savings sharing mechanisms. A decision on these matters is pending.
Hawaiian Electric executed a fixed-price Engineering, Procurement, and Construction (EPC) contract for the project on December 5, 2017.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Hawaiian Electric has initiated a dispute resolution process to collect the unpaid amounts from Hawaiian Telcom as specified by the joint pole agreement. This dispute resolution process is stayed pending settlement negotiations. For Hawaii Electric Light, the agreement does not specify an alternative dispute resolution process, and thus a complaint for payment was filed with the Circuit Court in June 2016. This complaint is stayed pending settlement negotiations. Maui Electric has not yet commenced any legal action to recover the delinquent amounts. The Utilities and Hawaiian Telcom have entered into a non-binding memorandum of understanding to endeavor to negotiate agreements, subject to PUC approval, for purchase by the Utilities of Hawaiian Telcom’s interest in all the joint poles, with payment of the purchase price of such interest in the poles to be offset in part by the receivables owed by Hawaiian Telcom to the Utilities. As of December 31, 2017, total receivables under the joint pole agreement, including interest, from Hawaiian Telcom are $22.3 million ($15.0 million at Hawaiian Electric, $6.0 million at Hawaii Electric Light, and $1.3 million at Maui Electric). Management expects to prevail on these claims but has reserved for the accrued interest of $4.9 million on the receivables.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The EPA has since identified environmental impacts in the subsurface soil at the Site. Although Maui Electric never operated at the Site or owned the Site property, after discussions with the EPA and the DOH Maui Electric agreed to undertake additional investigations at the Site and an adjacent parcel that Molokai Electric Company had used for equipment storage (the Adjacent Parcel) to determine the extent of environmental contamination. A 2011 assessment by a Maui Electric contractor of the Adjacent Parcel identified environmental impacts, including elevated polychlorinated biphenyls (PCBs) in the subsurface soils. In cooperation with the DOH and EPA, Maui Electric is further investigating the Site and the Adjacent Parcel to determine the extent of impacts of PCBs, residual fuel oils, and other subsurface contaminants. Maui Electric has a reserve balance of $3.0 million as of December 31, 2017, representing the probable and reasonably estimated cost to complete the additional investigation and estimated cleanup costs at the Site and the Adjacent Parcel; however, final costs of remediation will depend on the results of continued investigation.
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
On March 23, 2015, Hawaiian Electric received a letter from the EPA requesting that Hawaiian Electric submit a work plan to assess potential sources and extent of PCB contamination onshore at the Waiau Power Plant. Hawaiian Electric submitted a sampling and analysis (SAP) work plan to the EPA and the DOH. Onshore sampling at the Waiau Power Plant was completed in two phases in December 2015 and June 2016. Appropriate remedial measures are being developed to address the extent of the onshore contamination, and any associated costs have not yet been determined.
As of December 31, 2017, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $4.8 million. The reserve represents the probable and reasonably estimable cost to complete the onshore and offshore investigations and the remediation of PCB contamination in the offshore sediment. The final remediation costs will depend on the assessment of potential source control requirements, as well as the further investigation of contaminated sediment offshore from the Waiau Power Plant by the Navy.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

AROs recognized by the Utilities relate to legal obligations associated with the retirement of plant and equipment, including removal of asbestos and other hazardous materials.
The Utilities recorded AROs related to the removal of retired generating units at Hawaiian Electric’s Honolulu and Waiau power plants, certain types of transformers and underground storage tanks, and the abandonment of fuel pipelines, underground injection and supply wells. In 2017, for the retired generating unit removal projects, the AROs were reassessed (resulting in a downward revision in estimated cash flows), the removal projects were completed and the AROs were reduced to nil.
Changes to the ARO liability included in “Other liabilities” on Hawaiian Electric’s balance sheet were as follows:

(in thousands)	2017	2016
Balance, January 1	$25,589	$26,848
Accretion expense	10	10
Liabilities incurred	5,370	—
Liabilities settled	(527)	(1,269)
Revisions in estimated cash flows	(24,407)	—
Balance, December 31	$6,035	$25,589
The Utilities have not recorded AROs for assets that are expected to operate indefinitely or where the Utilities cannot estimate a settlement date (or range of potential settlement dates). As such ARO liabilities are not recorded for certain asset retirement activities, including various Utilities-owned generating facilities and certain electric transmission, distribution and telecommunications assets resulting from easements over property not owned by the Utilities.
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
For the RAM years 2014 - 2016, Hawaiian Electric was allowed to record RAM revenue beginning on January 1 and to bill such amounts from June 1 of the applicable year through May 31 of the following year. Subsequent to 2016, Hawaiian Electric reverted to the RAM provisions initially approved in March 2011— i.e., RAM is both accrued and billed from June 1 of each year through May 31 of the following year, and RAM revenues for the year 2017 were approximately $20 million lower than 2016 as a result of the reversion.
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
2017 decoupling order. On April 27, 2017, the PUC issued an Order (the 2017 Decoupling Order) that required the establishment of specific performance incentive mechanisms and provided guidelines for interim recovery of revenues to support major projects placed in service between general rate cases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Measurement of performance under the following performance incentive mechanisms began January 1, 2018:

•
Service Reliability Performance measured by System Average Interruption Duration and Frequency Indexes (penalties only). Target performance is based on each utility’s historical 10-year average performance with a deadband of one standard deviation. The maximum penalty for each performance index is 20 basis points applied to the common equity share of each respective utility’s rate base (or approximately $6 million penalty for both in total for the three utilities).

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
In the 2017 Decoupling Order, the PUC indicated that, in pending and subsequent rate cases, the PUC intends to require all fuel expenses and purchased energy expenses be recovered through an appropriately modified energy cost adjustment mechanism rather than through base rates, and will consider adopting processes to periodically reset fuel efficiency measures embedded in the energy cost adjustment mechanism to account for changes in the generating system.
Annual decoupling filings. On March 31, 2017, the Utilities submitted to the PUC, their annual decoupling filings. Maui Electric amended its annual decoupling filing on May 22, 2017, to update and revise certain cost information. On May 31, 2017, the PUC approved the annual decoupling filings for tariffed rates that are effective from June 1, 2017 through May 31, 2018. The net annual incremental amounts to be collected (refunded) are as follows:

($ in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
2017 Annual incremental RAM adjusted revenues	$12.7	$3.2	$1.6
Annual change in accrued RBA balance as of December 31, 2016 (and associated revenue taxes) (refunded)	$(2.4)	$(2.5)	$(0.2)
Net annual incremental amount to be collected under the tariffs	$10.3	$0.7	$1.4
Most recent rate proceedings.
Hawaiian Electric consolidated 2014 and 2017 test year rate cases. On June 27, 2014, Hawaiian Electric submitted its 2014 test year rate case filing, stating that it intended to forgo the opportunity to seek a general rate increase in base rates. On December 16, 2016, Hawaiian Electric filed an application with the PUC for a general rate increase of $106.4 million over revenues at current effective rates, based on a 2017 test year and an 8.28% rate of return (which incorporated a ROACE of 10.6%).
On December 23, 2016, the PUC issued an order consolidating the Hawaiian Electric filings for the 2014 and 2017 test year rate cases. The order concluded that Hawaiian Electric's 2014 rate case filing did not comply with the requirement in the decoupling order that Hawaiian Electric file an application for a general rate case every three years.
On November 15, 2017, Hawaiian Electric and the Consumer Advocate filed a Stipulated Settlement Letter indicating that it had resolved all issues in this proceeding, except for the narrow issue on whether the stipulated ROACE should be reduced from 9.75% (by up to 25 basis points) based solely on the impact of decoupling. Hawaiian Electric and the Consumer Advocate also agreed to certain revisions to the ECAC tariff, including increasing the LSFO target sales heat rate, the pass-through of minor energy generation for 100% fuel recovery, and the removal of target heat rates for the company-owned minor energy composite costs for diesel and biodiesel fuel.
On December 15, 2017, the PUC issued an interim decision and order (Interim D&O), which approved the interim rate relief set forth in Hawaiian Electric’s statement of probable entitlement filed on November 17, 2017, including the ROR of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.57% and the ROACE of 9.50% and a capital structure that includes 57% common equity, but made the following downward adjustments: (1) reduced (estimated to be approximately $6 million in revenue requirement) the pension regulatory asset (and increased the post-retirement benefits other than pension (OPEB) regulatory liability) (net pension regulatory asset) that have accrued under the PUC-approved tracking mechanisms since Hawaiian Electric’s last base rate increase in 2011 and the corresponding amortization expense, based on the PUC’s rationale that by Hawaiian Electric’s request to forego a base rate increase in the 2014 test year rate case, Hawaiian Electric relinquished a part of the recovery of the net pension regulatory asset that would have been recovered as a result of the 2014 rate case; (2) reduced (estimated to be approximately $5 million in revenue requirement) the pension contribution regulatory asset established in 2011 by $17.2 million and the corresponding amortization expense, based on a finding that Hawaiian Electric should have begun amortizing the regulatory asset on July 22, 2011, the date of the interim rate increase for Hawaiian Electric’s 2011 test year rate case; and (3) a “hold-back” of $5 million relating to baseline plant additions from 2014 through the 2017 test year, pending further examination of the prudence of Hawaiian Electric’s baseline plant additions. The interim D&O indicated that the PUC intends to further review Hawaiian Electric’s ROACE, Hawaiian Electric’s change in methodology for allocation of indirect costs, modifications to the ECAC and the components of target revenues used in the decoupling mechanism in the remainder of the proceeding.
Hawaiian Electric filed a motion for partial reconsideration of the Interim D&O, and on January 18, 2018, the PUC issued an Order (January 18 Order) irrevocably reversing the net pension regulatory asset adjustment in the Interim D&O, among other things, and instead imposed a hold back of $6 million of revenues, and indicated the PUC will verify whether the $6 million is the appropriate revenue reduction amount to benefit customers; however no further adjustment will be made to the net pension regulatory asset in the final D&O.
On January 11, 2018, the PUC issued an amended procedural order, which narrowed the statement of issues for the remainder of the proceeding and included the issue of what adjustments are necessary as a result of the Tax Cuts and Jobs Act (Tax Act). Evidentiary hearings are now scheduled for March 12 to 16, 2018.
On January 19, 2018, Hawaiian Electric submitted revised schedules and revised revenue requirements, reflecting the Interim D&O and January 18 Order. The revised revenues requirements, based on an overall rate of return of 7.57%, which reflects a capital structure that includes 57% common equity and ROACE for interim purposes of 9.5%, and the adjustments resulting from the Interim D&O, indicated an interim increase in revenues of $36 million. On February 9, 2018, the PUC approved Hawaiian Electric’s proposed interim schedules, reflecting an interim increase of $36 million, to be effective on February 16, 2018.
On February 14, 2018, the Parties and Participants filed simultaneous testimonies on the amended statement of issues. Hawaiian Electric’s testimonies proposed an increase of $15.6 million over revenues at current effective rates, which reflected an ROACE of 9.75%, an alternative proposed treatment of the pension contributions regulatory asset and the reduction of the corporate income tax rate from 35% to 21% due to the Tax Act, and excluded any disallowance of baseline plant.
Maui Electric consolidated 2015 and 2018 test year rate cases. On December 30, 2014, Maui Electric submitted its 2015 test year rate case filing, proposing no change to its base rates. On June 9, 2017, Maui Electric filed a notice of intent with the PUC to file a general rate case application by December 30, 2017 for a 2018 test year. On August 4, 2017, the PUC issued an order consolidating the Maui Electric filings for the 2015 and 2018 test year rate cases. Similar to the PUC’s conclusion regarding Hawaiian Electric’s 2014 rate case filing, the order also found and concluded that Maui Electric’s 2015 rate case filing did not comply with the Mandatory Triennial Rate Case Cycle requirement in the decoupling order that Maui Electric file an application for a general rate case every three years. The order further stated that the PUC is not initiating an investigation/enforcement proceeding against Maui Electric regarding its compliance with the decoupling order, and the transfer and consolidation of Maui Electric’s 2015 rate case with the 2018 rate case is intended to ensure that ratepayers receive the attendant benefits of Maui Electric’s decision to voluntarily forgo a general rate increase in base rates for its mandated 2015 test year. The order stated that: “[T]he determination and disposition of any rates, accounts, adjustment mechanisms, and practices that would have been subject to review in the context of a 2015 test year rate case proceeding are subject to appropriate adjustment based on evidence and findings in the consolidated rate case proceeding.”
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Maui Electric filed an exhibit with information responding to the PUC’s consolidation order, and explained why its forgoing of a general rate increase in the 2015 test year should not result in any further adjustments to Maui Electric’s revenue requirement in the 2018 test year.
On December 26, 2017, the PUC issued a procedural schedule that includes Maui Electric and the Consumer Advocate submitting statements of probable entitlement on June 25, 2018, an evidentiary hearing from July 16 to 20, 2018, and an interim D&O on August 13, 2018.
Hawaii Electric Light 2016 test year rate case. On September 19, 2016, Hawaii Electric Light filed an application with the PUC for a general rate increase of $19.3 million, based on an 8.44% rate of return (which incorporated a ROACE of 10.60%).
On July 11, 2017, Hawaii Electric Light and the Consumer Advocate filed a Stipulated Settlement Letter, which documented agreements reached with the Consumer Advocate on all of the issues in the proceeding, except for whether the stipulated ROACE should be reduced from 9.75% (by up to 25 basis points) based solely on the impact of decoupling, considering current circumstances and relevant precedents. On August 21, 2017, the PUC issued an order granting an interim rate increase of $9.9 million based on the Stipulated Settlement and an ROACE of 9.5% and subject to refund with interest, if it exceeds amounts allowed in a final order. The interim rate increase was implemented on August 31, 2017.
Tax Cuts and Jobs Act impact on utility rates. On January 26, 2018, the PUC issued an order opening a proceeding to investigate the impacts of the Tax Cuts and Jobs Act of 2017 (Tax Act), naming multiple public utilities in Hawaii as parties to the proceeding. The order directed the parties to immediately begin tracking the impacts of the Tax Act, as of January 1, 2018, and to use deferred regulatory accounting practices, such as the use of regulatory assets and liabilities, to record the differences resulting from the Tax Act and what would have been recorded if the Tax Act did not go into effect. The order further stated that the PUC will provide further direction regarding final utility rate adjustments as a result of the Tax Act through subsequent orders in dockets outside of this proceeding (i.e., in rate cases or order to show cause proceedings).
In accordance with the order, on January 31, 2018, the Utilities filed estimated impacts of the Tax Act. The filing stated that the lower corporate income tax rate would decrease the Utilities’ income tax expense starting in 2018 and accordingly reduce the income tax expense, net of rate base impacts, in revenue requirements by approximately $28.0 million for Hawaiian Electric, $6.6 million for Hawaii Electric Light, and $2.5 million for Maui Electric. The filing stated that the Utilities would propose reflecting the reduction in income tax expense into rates through the Hawaiian Electric 2017 rate case interim increase, the Hawaii Electric Light 2016 rate case interim increase, and through a separate sur-credit in advance of the interim D&O in the Maui Electric 2018 rate case. The filing further provided estimates of the impacts on revenue requirements due to the amortization of the credit for excess accumulated deferred income taxes (ADIT) and the offsetting rate base impact of a decrease in ADIT from the loss of bonus depreciation and the loss of the exclusion from taxability of contributions in aid of construction received from governmental entities (included in the income tax expense impact above). The Utilities indicated that they will track all of these impacts and begin to roll them into rates at a future date, when the methodology of the return to customers is decided. The Utilities will consider additional tax items as the Internal Revenue Service and Joint Committee on Taxation issue additional guidance.
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
Hawaiian Electric also unconditionally guarantees Hawaii Electric Light’s and Maui Electric’s obligations (a) to the State of Hawaii for the repayment of principal and interest on Special Purpose Revenue Bonds issued for the benefit of Hawaii Electric Light and Maui Electric, (b) under their respective private placement note agreements and the Hawaii Electric Light notes and Maui Electric notes issued thereunder (see Hawaiian Electric and Subsidiaries' Consolidated Statements of Capitalization) and (c) relating to the trust preferred securities of Trust III (see above under unconsolidated variable interest entities). Hawaiian Electric is also obligated, after the satisfaction of its obligations on its own preferred stock, to make dividend, redemption and liquidation payments on Hawaii Electric Light’s and Maui Electric’s preferred stock if the respective subsidiary is unable to make such payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating statement of income
Year ended December 31, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$1,598,504	333,467	325,678	—	(83)	[1]	$2,257,566
Expenses
Fuel oil	408,204	63,894	115,670	—	—		587,768
Purchased power	454,189	87,772	44,673	—	—		586,634
Other operation and maintenance	279,440	66,277	72,193	—	—		417,910
Depreciation	130,889	38,741	23,154	—	—		192,784
Taxes, other than income taxes	152,933	31,184	30,832	—	—		214,949
Total expenses	1,425,655	287,868	286,522	—	—		2,000,045
Operating income	172,849	45,599	39,156	—	(83)		257,521
Allowance for equity funds used during construction	10,896	554	1,033	—	—		12,483
Equity in earnings of subsidiaries	38,057	—	—	—	(38,057)	[2]	—
Interest expense and other charges, net	(48,277)	(11,799)	(9,644)	—	83	[1]	(69,637)
Allowance for borrowed funds used during construction	4,089	238	451	—	—		4,778
Income before income taxes	177,614	34,592	30,996	—	(38,057)		205,145
Income taxes	56,583	13,912	12,704	—	—		83,199
Net income	121,031	20,680	18,292	—	(38,057)		121,946
Preferred stock dividends of subsidiaries	—	534	381	—	—		915
Net income attributable to Hawaiian Electric	121,031	20,146	17,911	—	(38,057)		121,031
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—	—		1,080
Net income for common stock	$119,951	20,146	17,911	—	(38,057)		$119,951

Consolidating statement of comprehensive income
Year ended December 31, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$119,951	20,146	17,911	—	(38,057)		$119,951
Other comprehensive income (loss), net of taxes:
Derivatives qualified as cash flow hedges:
Reclassification adjustment to net income, net of taxes	454	—	—	—	—		454
Retirement benefit plans:
Net gains arising during the period, net of taxes	63,105	3,093	7,329	—	(10,422)	[1]	63,105
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	14,477	1,903	1,619	—	(3,522)	[1]	14,477
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(78,724)	(4,994)	(9,003)	—	13,997	[1]	(78,724)
Other comprehensive income (loss), net of taxes	(688)	2	(55)	—	53		(688)
Comprehensive income attributable to common shareholder	$119,263	20,148	17,856	—	(38,004)		$119,263

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating statement of income
Year ended December 31, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$1,474,384	311,385	308,705	—	(106)	[1]	$2,094,368
Expenses
Fuel oil	305,359	55,094	94,251	—	—		454,704
Purchased power	431,009	81,018	50,713	—	—		562,740
Other operation and maintenance	273,176	63,897	68,460	—	—		405,533
Depreciation	126,086	37,797	23,178	—	—		187,061
Taxes, other than income taxes	141,615	29,017	29,230	—	—		199,862
Total expenses	1,277,245	266,823	265,832	—	—		1,809,900
Operating income	197,139	44,562	42,873	—	(106)		284,468
Allowance for equity funds used during construction	6,659	765	901	—	—		8,325
Equity in earnings of subsidiaries	42,391	—	—	—	(42,391)	[2]	—
Interest expense and other charges, net	(45,839)	(11,555)	(9,536)		106	[1]	(66,824)
Allowance for borrowed funds used during construction	2,484	294	366	—	—		3,144
Income before income taxes	202,834	34,066	34,604	—	(42,391)		229,113
Income taxes	59,437	12,277	13,087	—	—		84,801
Net income	143,397	21,789	21,517	—	(42,391)		144,312
Preferred stock dividends of subsidiaries	—	534	381	—	—		915
Net income attributable to Hawaiian Electric	143,397	21,255	21,136	—	(42,391)		143,397
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—	—		1,080
Net income for common stock	$142,317	21,255	21,136	—	(42,391)		$142,317

Consolidating statement of comprehensive income
Year ended December 31, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$142,317	21,255	21,136	—	(42,391)		$142,317
Other comprehensive income (loss), net of taxes:
Derivatives qualified as cash flow hedges:
Effective portion of foreign currency hedge net unrealized losses arising during the period, net of tax benefits	(281)	—	—	—	—		(281)
Reclassification adjustment to net income, net of taxes	(173)	—	—	—	—		(173)
Retirement benefit plans:
Net losses arising during the period, net of tax benefits	(42,631)	(5,141)	(5,447)	—	10,588	[1]	(42,631)
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	13,254	1,718	1,549	—	(3,267)	[1]	13,254
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	28,584	3,269	3,852	—	(7,121)	[1]	28,584
Other comprehensive loss, net of tax benefits	(1,247)	(154)	(46)	—	200		(1,247)
Comprehensive income attributable to common shareholder	$141,070	21,101	21,090	—	(42,191)		$141,070

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating statement of income
Year ended December 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$1,644,181	345,549	345,517	—	(81)	[1]	$2,335,166
Expenses
Fuel oil	458,069	71,851	124,680	—	—		654,600
Purchased power	440,983	97,503	55,610	—	—		594,096
Other operation and maintenance	284,583	63,098	65,408	—	—		413,089
Depreciation	117,682	37,250	22,448	—	—		177,380
Taxes, other than income taxes	156,871	32,312	32,702	—	—		221,885
Total expenses	1,458,188	302,014	300,848	—	—		2,061,050
Operating income	185,993	43,535	44,669	—	(81)		274,116
Allowance for equity funds used during construction	5,641	604	683	—	—		6,928
Equity in earnings of subsidiaries	42,920	—	—	—	(42,920)	[2]	—
Interest expense and other charges, net	(45,899)	(10,773)	(9,779)	—	81	[1]	(66,370)
Allowance for borrowed funds used during construction	1,967	215	275	—	—		2,457
Income before income taxes	190,622	33,581	35,848	—	(42,920)		217,131
Income taxes	53,828	12,292	13,302	—	—		79,422
Net income	136,794	21,289	22,546	—	(42,920)		137,709
Preferred stock dividends of subsidiaries	—	534	381	—	—		915
Net income attributable to Hawaiian Electric	136,794	20,755	22,165	—	(42,920)		136,794
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—	—		1,080
Net income for common stock	$135,714	20,755	22,165	—	(42,920)		$135,714
Consolidating statement of comprehensive income
Year ended December 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$135,714	20,755	22,165	—	(42,920)		$135,714
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net gains (losses) arising during the period, net of taxes	5,638	(2,710)	(1,352)	—	4,062	[1]	5,638
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	20,381	2,728	2,503	—	(5,231)	[1]	20,381
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of tax benefits	(25,139)	104	(1,107)	—	1,003	[1]	(25,139)
Other comprehensive income, net of taxes	880	122	44	—	(166)		880
Comprehensive income attributable to common shareholder	$136,594	20,877	22,209	—	(43,086)		$136,594

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating balance sheet
December 31, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,972	6,189	3,016	—	—		$53,177
Plant and equipment	4,492,568	1,299,920	1,154,075	—	—		6,946,563
Less accumulated depreciation	(1,451,612)	(528,024)	(496,716)	—	—		(2,476,352)
Construction in progress	245,995	11,922	25,322	—	—		283,239
Utility property, plant and equipment, net	3,330,923	790,007	685,697	—	—		4,806,627
Nonutility property, plant and equipment, less accumulated depreciation	5,933	115	1,532	—	—		7,580
Total property, plant and equipment, net	3,336,856	790,122	687,229	—	—		4,814,207
Investment in wholly-owned subsidiaries, at equity	557,013	—	—	—	(557,013)	[2]	—
Current assets
Cash and cash equivalents	2,059	4,025	6,332	101	—		12,517
Advances to affiliates	—	—	12,000	—	(12,000)	[1]	—
Customer accounts receivable, net	86,987	22,510	18,392	—	—		127,889
Accrued unbilled revenues, net	77,176	15,940	13,938	—	—		107,054
Other accounts receivable, net	11,376	2,268	1,210	—	(7,691)	[1]	7,163
Fuel oil stock, at average cost	64,972	8,698	13,203	—	—		86,873
Materials and supplies, at average cost	28,325	8,041	18,031	—	—		54,397
Prepayments and other	17,928	4,514	2,913	—	—		25,355
Regulatory assets	76,203	5,038	7,149	—	—		88,390
Total current assets	365,026	71,034	93,168	101	(19,691)		509,638
Other long-term assets
Regulatory assets	557,464	122,783	100,660	—	—		780,907
Unamortized debt expense	436	77	98	—	—		611
Other	59,721	16,234	14,963	—	—		90,918
Total other long-term assets	617,621	139,094	115,721	—	—		872,436
Total assets	$4,876,516	1,000,250	896,118	101	(576,704)		$6,196,281
Capitalization and liabilities
Capitalization
Common stock equity	$1,845,283	286,647	270,265	101	(557,013)	[2]	$1,845,283
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—		34,293
Long-term debt, net	924,979	202,701	190,836	—	—		1,318,516
Total capitalization	2,792,555	496,348	466,101	101	(557,013)		3,198,092
Current liabilities
Current portion of long-term debt	29,978	10,992	8,993	—	—		49,963
Short-term borrowings-non-affiliate	4,999	—	—	—	—		4,999
Short-term borrowings-affiliate	12,000	—	—	—	(12,000)	[1]	—
Accounts payable	121,328	17,855	20,427	—	—		159,610
Interest and preferred dividends payable	15,677	4,174	2,735	—	(11)	[1]	22,575
Taxes accrued	133,839	34,950	30,312	—	—		199,101
Regulatory liabilities	607	1,245	1,549	—	—		3,401
Other	43,121	9,818	14,197	—	(7,680)	[1]	59,456
Total current liabilities	361,549	79,034	78,213	—	(19,691)		499,105
Deferred credits and other liabilities
Deferred income taxes	281,223	56,955	55,863	—	—		394,041
Regulatory liabilities	613,329	169,139	94,901	—	—		877,369
Unamortized tax credits	59,039	16,167	15,163	—	—		90,369
Defined benefit pension and other postretirement benefit plans liability	340,983	66,447	65,518	—	—		472,948
Other	61,738	19,276	17,675	—	—		98,689
Total deferred credits and other liabilities	1,356,312	327,984	249,120	—	—		1,933,416
Contributions in aid of construction	366,100	96,884	102,684	—	—		565,668
Total capitalization and liabilities	$4,876,516	1,000,250	896,118	101	(576,704)		$6,196,281

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating balance sheet
December 31, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,956	6,181	3,016	—	—		$53,153
Plant and equipment	4,241,060	1,255,185	1,109,487	—	—		6,605,732
Less accumulated depreciation	(1,382,972)	(507,666)	(478,644)	—	—		(2,369,282)
Construction in progress	180,194	12,510	19,038	—	—		211,742
Utility property, plant and equipment, net	3,082,238	766,210	652,897	—	—		4,501,345
Nonutility property, plant and equipment, less accumulated depreciation	5,760	115	1,532	—	—		7,407
Total property, plant and equipment, net	3,087,998	766,325	654,429	—	—		4,508,752
Investment in wholly-owned subsidiaries, at equity	550,946	—	—	—	(550,946)	[2]	—
Current assets
Cash and cash equivalents	61,388	10,749	2,048	101	—		74,286
Advances to affiliates	—	3,500	10,000	—	(13,500)	[1]	—
Customer accounts receivable, net	86,373	20,055	17,260	—	—		123,688
Accrued unbilled revenues, net	65,821	13,564	12,308	—	—		91,693
Other accounts receivable, net	7,652	2,445	1,416	—	(6,280)	[1]	5,233
Fuel oil stock, at average cost	47,239	8,229	10,962	—	—		66,430
Materials and supplies, at average cost	29,928	7,380	16,371	—	—		53,679
Prepayments and other	16,502	5,352	2,179	—	(933)	[3]	23,100
Regulatory assets	60,185	3,483	2,364	—	—		66,032
Total current assets	375,088	74,757	74,908	101	(20,713)		504,141
Other long-term assets
Regulatory assets	662,232	120,863	108,324	—	—		891,419
Unamortized debt expense	151	23	34	—	—		208
Other	43,743	13,573	13,592	—	—		70,908
Total other long-term assets	706,126	134,459	121,950	—	—		962,535
Total assets	$4,720,158	975,541	851,287	101	(571,659)		$5,975,428
Capitalization and liabilities
Capitalization
Common stock equity	$1,799,787	291,291	259,554	101	(550,946)	[2]	$1,799,787
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—		34,293
Long-term debt, net	915,437	213,703	190,120	—	—		1,319,260
Total capitalization	2,737,517	511,994	454,674	101	(550,946)		3,153,340
Current liabilities
Short-term borrowings-affiliate	13,500	—	—	—	(13,500)	[1]	—
Accounts payable	86,369	18,126	13,319	—	—		117,814
Interest and preferred dividends payable	15,761	4,206	2,882	—	(11)	[1]	22,838
Taxes accrued	120,176	28,100	25,387	—	(933)	[3]	172,730
Regulatory liabilities	—	2,219	1,543	—	—		3,762
Other	41,352	7,637	12,501	—	(6,269)	[1]	55,221
Total current liabilities	277,158	60,288	55,632	—	(20,713)		372,365
Deferred credits and other liabilities
Deferred income taxes	524,433	108,052	100,911	—	263	[1]	733,659
Regulatory liabilities	281,112	93,974	31,845	—	—		406,931
Unamortized tax credits	57,844	15,994	15,123	—	—		88,961
Defined benefit pension and other postretirement benefit plans liability	444,458	75,005	80,263	—	—		599,726
Other	49,191	13,024	14,969	—	(263)	[1]	76,921
Total deferred credits and other liabilities	1,357,038	306,049	243,111	—	—		1,906,198
Contributions in aid of construction	348,445	97,210	97,870	—	—		543,525
Total capitalization and liabilities	$4,720,158	975,541	851,287	101	(571,659)		$5,975,428

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating statements of changes in common stock equity

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2014	$1,682,144	281,846	256,692	101	(538,639)	$1,682,144
Net income for common stock	135,714	20,755	22,165	—	(42,920)	135,714
Other comprehensive income, net of taxes	880	122	44	—	(166)	880
Issuance of common stock, net of expenses	(8)	—	(1)	—	1	(8)
Common stock dividends	(90,405)	(10,021)	(15,175)	—	25,196	(90,405)
Balance, December 31, 2015	$1,728,325	292,702	263,725	101	(556,528)	$1,728,325
Net income for common stock	142,317	21,255	21,136	—	(42,391)	142,317
Other comprehensive loss, net of tax benefits	(1,247)	(154)	(46)	—	200	(1,247)
Issuance of common stock, net of expenses	23,991	(5)	—	—	5	23,991
Common stock dividends	(93,599)	(22,507)	(25,261)	—	47,768	(93,599)
Balance, December 31, 2016	$1,799,787	291,291	259,554	101	(550,946)	$1,799,787
Net income for common stock	119,951	20,146	17,911	—	(38,057)	119,951
Other comprehensive income (loss), net of taxes	(688)	2	(55)	—	53	(688)
Issuance of common stock, net of expenses	14,000	4	4,801	—	(4,805)	14,000
Common stock dividends	(87,767)	(24,796)	(11,946)	—	36,742	(87,767)
Balance, December 31, 2017	$1,845,283	286,647	270,265	101	(557,013)	$1,845,283

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating statement of cash flows
Year ended December 31, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$121,031	20,680	18,292	—	(38,057)	[2]	$121,946
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(38,157)	—	—	—	38,057	[2]	(100)
Common stock dividends received from subsidiaries	36,867	—	—	—	(36,742)	[2]	125
Depreciation of property, plant and equipment	130,889	38,741	23,154	—	—		192,784
Other amortization	2,398	3,225	2,875	—	—		8,498
Deferred income taxes	26,342	3,954	8,004	—	(263)	[1]	38,037
Allowance for equity funds used during construction	(10,896)	(554)	(1,033)	—	—		(12,483)
Other	(1,154)	430	(342)	—	—		(1,066)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,817	(359)	45	—	1,411	[1]	2,914
Increase in accrued unbilled revenues	(11,355)	(2,376)	(1,630)	—	—		(15,361)
Increase in fuel oil stock	(17,733)	(469)	(2,241)	—	—		(20,443)
Decrease (increase) in materials and supplies	1,603	(661)	(1,660)	—	—		(718)
Increase in regulatory assets	(8,395)	(4,007)	(4,854)	—	—		(17,256)
Increase (decrease) in accounts payable	23,519	(3,547)	5,762	—	—		25,734
Change in prepaid and accrued income taxes, tax credits and revenue taxes	16,716	7,961	5,362	—	(177)	[1]	29,862
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	709	52	(157)	—	—		604
Change in other assets and liabilities	(16,213)	(433)	166	—	(1,411)	[1]	(17,891)
Net cash provided by operating activities	257,988	62,637	51,743	—	(37,182)		335,186
Cash flows from investing activities
Capital expenditures	(339,279)	(52,077)	(50,242)	—	—		(441,598)
Contributions in aid of construction	57,527	4,293	2,913	—	—		64,733
Advances from (to) affiliates	—	3,500	(2,000)	—	(1,500)	[1]	—
Other	(1,711)	649	400	—	5,240	[1], [2]	4,578
Net cash used in investing activities	(283,463)	(43,635)	(48,929)	—	3,740		(372,287)
Cash flows from financing activities
Common stock dividends	(87,767)	(24,796)	(11,946)	—	36,742	[2]	(87,767)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from issuance of common stock	14,000	—	4,800	—	(4,800)	[2]	14,000
Proceeds from issuance of long-term debt	202,000	28,000	85,000	—	—		315,000
Funds transferred for redemption of special purpose revenue bonds	(162,000)	(28,000)	(75,000)	—	—		(265,000)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	3,499	—	—	—	1,500	[1]	4,999
Other	(2,506)	(396)	(1,003)	—	—		(3,905)
Net cash used in financing activities	(33,854)	(25,726)	1,470	—	33,442		(24,668)
Net increase (decrease) in cash and cash equivalents	(59,329)	(6,724)	4,284	—	—		(61,769)
Cash and cash equivalents, January 1	61,388	10,749	2,048	101	—		74,286
Cash and cash equivalents, December 31	$2,059	4,025	6,332	101	—		$12,517

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating statement of cash flows
Year ended December 31, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$143,397	21,789	21,517	—	(42,391)	[2]	$144,312
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(42,491)	—	—	—	42,391	[2]	(100)
Common stock dividends received from subsidiaries	47,843	—	—	—	(47,768)	[2]	75
Depreciation of property, plant and equipment	126,086	37,797	23,178	—	—		187,061
Other amortization	2,979	1,817	2,139	—	—		6,935
Deferred income taxes	54,721	7,027	12,661	—	(23)	[1]	74,386
Allowance for equity funds used during construction	(6,659)	(765)	(901)	—	—		(8,325)
Other	(2,517)	(750)	(433)	—	—		(3,700)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	10,175	(718)	1,776	—	(2,682)	[1]	8,551
Increase in accrued unbilled revenues	(5,741)	(1,033)	(410)	—	—		(7,184)
Decrease in fuel oil stock	2,216	81	2,489	—	—		4,786
Decrease (increase) in materials and supplies	993	(515)	272	—	—		750
Increase in regulatory assets	(16,161)	(1,243)	(869)	—	—		(18,273)
Increase (decrease) in accounts payable	(10,247)	768	(1,135)	—	—		(10,614)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	2,933	2,645	(3,478)	—	23	[1]	2,123
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	599	53	(168)	—	—		484
Change in other assets and liabilities	(11,682)	(78)	(2,272)	—	2,682	[1]	(11,350)
Net cash provided by operating activities	296,444	66,875	54,366	—	(47,768)		369,917
Cash flows from investing activities
Capital expenditures	(236,425)	(51,344)	(32,668)	—	—		(320,437)
Contributions in aid of construction	23,611	3,412	3,077	—	—		30,100
Advances from (to) affiliates	—	12,000	(2,500)	—	(9,500)	[1]	—
Other	1,932	175	31	—	—		2,138
Net cash used in investing activities	(210,882)	(35,757)	(32,060)	—	(9,500)		(288,199)
Cash flows from financing activities
Common stock dividends	(93,599)	(22,507)	(25,261)	—	47,768	[2]	(93,599)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from the issuance of common stock	24,000	—	—	—	—		24,000
Proceeds from the issuance of long-term debt	40,000	—	—	—	—		40,000
Net decrease in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(9,500)	—	—	—	9,500	[1]	—
Other	(276)	(10)	(1)	—	—		(287)
Net cash used in financing activities	(40,455)	(23,051)	(25,643)	—	57,268		(31,881)
Net increase (decrease) in cash and cash equivalents	45,107	8,067	(3,337)	—	—		49,837
Cash and cash equivalents, January 1	16,281	2,682	5,385	101	—		24,449
Cash and cash equivalents, December 31	$61,388	10,749	2,048	101	—		$74,286

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating statement of cash flows
Year ended December 31, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$136,794	21,289	22,546	—	(42,920)	[2]	$137,709
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(43,020)	—	—	—	42,920	[2]	(100)
Common stock dividends received from subsidiaries	25,296	—	—	—	(25,196)	[2]	100
Depreciation of property, plant and equipment	117,682	37,250	22,448	—	—		177,380
Other amortization	4,678	2,124	2,137	—	—		8,939
Impairment of assets	4,573	724	724	—	—		6,021
Deferred income taxes	53,338	8,295	13,707	—	286	[1]	75,626
Allowance for equity funds used during construction	(5,641)	(604)	(683)	—	—		(6,928)
Other	8,687	(1,949)	(222)	—	—		6,516
Changes in assets and liabilities:
Decrease in accounts receivable	15,652	3,420	4,617	—	38	[1]	23,727
Decrease in accrued unbilled revenues	29,733	4,593	5,767	—	—		40,093
Decrease in fuel oil stock	25,060	5,490	4,280	—	—		34,830
Decrease (increase) in materials and supplies	2,233	(201)	789	—	—		2,821
Decrease (increase) in regulatory assets	(20,356)	(3,930)	104	—	—		(24,182)
Decrease in accounts payable	(42,751)	(6,425)	(5,379)	—	—		(54,555)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(50,382)	(6,166)	(6,548)	—	—		(63,096)
Decrease in defined benefit pension and other postretirement benefit plans liability	870	(161)	416	—	—		1,125
Change in other assets and liabilities	(24,197)	(3,545)	(4,554)	—	(324)	[1]	(32,620)
Net cash provided by operating activities	238,249	60,204	60,149	—	(25,196)		333,406
Cash flows from investing activities
Capital expenditures	(267,621)	(48,645)	(33,895)	—	—		(350,161)
Contributions in aid of construction	35,955	2,160	2,124	—	—		40,239
Advances from (to) affiliates	16,100	(15,500)	(7,500)	—	6,900	[1]	—
Other	924	132	84	—	—		1,140
Net cash used in investing activities	(214,642)	(61,853)	(39,187)	—	6,900		(308,782)
Cash flows from financing activities
Common stock dividends	(90,405)	(10,021)	(15,175)	—	25,196	[2]	(90,405)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from the issuance of long-term debt	50,000	25,000	5,000	—	—		80,000
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	23,000	(10,500)	(5,600)	—	(6,900)	[1]	—
Other	(1,257)	(226)	(54)	—	—		(1,537)
Net cash used in financing activities	(19,742)	3,719	(16,210)	—	18,296		(13,937)
Net increase in cash and cash equivalents	3,865	2,070	4,752	—	—		10,687
Cash and cash equivalents, January 1	12,416	612	633	101	—		13,762
Cash and cash equivalents, December 31	$16,281	2,682	5,385	101	—		$24,449

Explanation of consolidating adjustments on consolidating schedules:

[1]	Eliminations of intercompany receivables and payables and other intercompany transactions.

[2]	Elimination of investment in subsidiaries, carried at equity.

[3]	Reclassification of accrued income taxes for financial statement presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4· Bank segment (HEI only)
Selected financial information
American Savings Bank, F.S.B.
Statements of Income Data

Years ended December 31	2017	2016	2015
(in thousands)
Interest and dividend income
Interest and fees on loans	$207,255	$199,774	$184,782
Interest and dividends on investment securities	28,823	19,184	15,120
Total interest and dividend income	236,078	218,958	199,902
Interest expense
Interest on deposit liabilities	9,660	7,167	5,348
Interest on other borrowings	2,496	5,588	5,978
Total interest expense	12,156	12,755	11,326
Net interest income	223,922	206,203	188,576
Provision for loan losses	10,901	16,763	6,275
Net interest income after provision for loan losses	213,021	189,440	182,301
Noninterest income
Fees from other financial services	22,796	22,384	22,211
Fee income on deposit liabilities	22,204	21,759	22,368
Fee income on other financial products	7,205	8,707	8,094
Bank-owned life insurance	5,539	4,637	4,078
Mortgage banking income	2,201	6,625	6,330
Gains on sale of investment securities, net	—	598	—
Other income, net	1,617	2,256	4,750
Total noninterest income	61,562	66,966	67,831
Noninterest expense
Compensation and employee benefits	95,751	90,117	90,518
Occupancy	16,699	16,321	16,365
Data processing	13,280	13,030	12,103
Services	10,994	11,054	10,204
Equipment	7,232	6,938	6,577
Office supplies, printing and postage	6,182	6,075	5,749
Marketing	3,501	3,489	3,463
FDIC insurance	2,904	3,543	3,274
Other expense	19,324	18,487	18,067
Total noninterest expense	175,867	169,054	166,320
Income before income taxes	98,716	87,352	83,812
Income taxes	31,719	30,073	29,082
Net income	$66,997	$57,279	$54,730

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reconciliation to amounts per HEI Consolidated Statements of Income*:

Years ended December 31	2017	2016	2015
Interest and dividend income	$236,078	$218,958	$199,902
Noninterest income	61,562	66,966	67,831
*Revenues-Bank	297,640	285,924	267,733
Total interest expense	12,156	12,755	11,326
Provision for loan losses	10,901	16,763	6,275
Total noninterest expense	175,867	169,054	166,320
*Expenses-Bank	198,924	198,572	183,921
Income before income taxes/*Operating income-Bank	$98,716	$87,352	$83,812

Statements of Comprehensive Income Data

Years ended December 31	2017	2016	2015
(in thousands)
Net income	$66,997	$57,279	$54,730
Other comprehensive income (loss), net of taxes:
Net unrealized losses on available-for sale investment securities:
Net unrealized losses on available-for sale investment securities arising during the period, net of tax benefits of $2,886, $3,763 and $1,541 for 2017, 2016 and 2015, respectively	(4,370)	(5,699)	(2,334)
Reclassification adjustment for net realized gains included in net income, net of taxes of nil, $238 and nil for 2017, 2016 and 2015, respectively	—	(360)	—
Retirement benefit plans:
Net gains arising during the period, net of taxes of nil, nil and $59 for 2017, 2016 and 2015, respectively	—	—	90
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $812, $566 and $1,011 for 2017, 2016 and 2015, respectively	1,231	857	1,531
Other comprehensive loss, net of tax benefits	(3,139)	(5,202)	(713)
Comprehensive income	$63,858	$52,077	$54,017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Balance Sheets Data

December 31		2017		2016
(in thousands)
Assets
Cash and due from banks		$140,934		$137,083
Interest-bearing deposits		93,165		52,128
Restricted cash		—		1,764
Investment securities
Available-for-sale, at fair value		1,401,198		1,105,182
Held-to-maturity, at amortized cost (fair value of $44,412 and nil, respectively)		44,515		—
Stock in Federal Home Loan Bank, at cost		9,706		11,218
Loans receivable held for investment		4,670,768		4,738,693
Allowance for loan losses		(53,637)		(55,533)
Net loans		4,617,131		4,683,160
Loans held for sale, at lower of cost or fair value		11,250		18,817
Other		398,570		329,815
Goodwill		82,190		82,190
Total assets		$6,798,659		$6,421,357
Liabilities and shareholder’s equity
Deposit liabilities–noninterest-bearing		$1,760,233		$1,639,051
Deposit liabilities–interest-bearing		4,130,364		3,909,878
Other borrowings		190,859		192,618
Other		110,356		101,635
Total liabilities		6,191,812		5,843,182
Commitments and contingencies
Common stock		1		1
Additional paid in capital		345,018		342,704
Retained earnings		292,957		257,943
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(14,951)		$(7,931)
Retirement benefit plans	(16,178)	(31,129)	(14,542)	(22,473)
Total shareholder’s equity		606,847		578,175
Total liabilities and shareholder’s equity		$6,798,659		$6,421,357

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31	2017	2016
(in thousands)
Other assets
Bank-owned life insurance	$148,775	$143,197
Premises and equipment, net	136,270	90,570
Prepaid expenses	3,961	3,348
Accrued interest receivable	18,724	16,824
Mortgage-servicing rights	8,639	9,373
Low-income housing investments	59,016	47,081
Real estate acquired in settlement of loans, net	133	1,189
Other	23,052	18,233
	$398,570	$329,815
Other liabilities
Accrued expenses	$39,312	$36,754
Federal and state income taxes payable	3,736	4,728
Cashier’s checks	27,000	24,156
Advance payments by borrowers	10,245	10,335
Other	30,063	25,662
	$110,356	$101,635
Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
The increase in premises and equipment, net was due to the expenditures of $32.7 million for the new campus project.
Investment securities. The major components of investment securities were as follows:

					Gross unrealized losses
		Gross	Gross	Estimated	Less than 12 months			12 months or longer
(dollars in thousands)	Amortized cost	unrealized gains	unrealized losses	fair value	Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
December 31, 2017
Available-for-sale
U.S. Treasury and federal agency obligations	$185,891	$438	$(2,031)	$184,298	15	$83,137	$(825)	8	$62,296	$(1,206)
Mortgage-related securities- FNMA, FHLMC and GNMA	1,220,304	793	(19,624)	1,201,473	67	653,635	(6,839)	77	459,912	(12,785)
Mortgage revenue bond	15,427	—	—	15,427	—	—	—	—	—	—
	$1,421,622	$1,231	$(21,655)	$1,401,198	82	$736,772	$(7,664)	85	$522,208	$(13,991)
Held-to-maturity
Mortgage-related securities- FNMA, FHLMC and GNMA	$44,515	$1	$(104)	$44,412	2	$35,744	$(104)	—	$—	$—
	$44,515	$1	$(104)	$44,412	2	$35,744	$(104)	—	$—	$—
December 31, 2016
Available-for-sale
U.S. Treasury and federal agency obligations	$193,515	$920	$(2,154)	$192,281	18	$123,475	$(2,010)	1	$3,485	$(144)
Mortgage-related securities- FNMA, FHLMC and GNMA	909,408	1,742	(13,676)	897,474	88	709,655	(12,143)	13	47,485	(1,533)
Mortgage revenue bond	15,427	—	—	15,427	—	—	—	—	—	—
	$1,118,350	$2,662	$(15,830)	$1,105,182	106	$833,130	$(14,153)	14	$50,970	$(1,677)
ASB did not have any investment securities classified as held-to-maturity as of December 31, 2016.
ASB does not believe that the investment securities that were in an unrealized loss position as of December 31, 2017, represent an OTTI. Total gross unrealized losses were primarily attributable to rising interest rates relative to when the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

investment securities were purchased and not due to the credit quality of the investment securities. The contractual cash flows of the U.S. Treasury, federal agency obligations and mortgage-related securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB did not recognize OTTI for 2017, 2016 and 2015.
U.S. Treasury, federal agency obligations, and the mortgage revenue bond have contractual terms to maturity. Mortgage-related securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.
The contractual maturities of investment securities were as follows:

	Amortized	Fair
December 31, 2017	Cost	value
(in thousands)
Available-for-sale
Due in one year or less	$5,000	$4,992
Due after one year through five years	87,404	87,020
Due after five years through ten years	80,161	79,358
Due after ten years	28,753	28,355
	201,318	199,725
Mortgage-related securities-FNMA, FHLMC and GNMA	1,220,304	1,201,473
	$1,421,622	$1,401,198
Held-to-maturity
Mortgage-related securities-FNMA, FHLMC and GNMA	$44,515	$44,412
	$44,515	$44,412
The proceeds, gross gains and losses from sales of available-for-sale investment securities were as follows:

Years ended December 31	2017	2016	2015
(in millions)
Proceeds	$—	$16.4	$—
Gross gains	—	0.6	—
Gross losses	—	—	—
Interest income from taxable and non-taxable investment securities were as follows:

Years ended December 31	2017	2016	2015
(in thousands)
Taxable	$28,398	$19,166	$15,120
Non-taxable	425	18	—
	$28,823	$19,184	$15,120
ASB pledged securities with a market value of approximately $411.4 million and $277.1 million as of December 31, 2017 and 2016, respectively, as collateral for public funds and other deposits, automated clearinghouse transactions with Bank of Hawaii, borrowing at the discount window of the Federal Reserve Bank of San Francisco, and deposits in ASB’s bankruptcy account with the Federal Reserve Bank of San Francisco. As of December 31, 2017 and 2016, securities with a carrying value of $165.1 million and $114.9 million, respectively, were pledged as collateral for securities sold under agreements to repurchase.
Stock in FHLB.  As of December 31, 2017 and 2016, ASB’s stock in FHLB was carried at cost ($9.7 million and $11.2 million, respectively) because it can only be redeemed at par and it is a required investment based on measurements of ASB’s capital, assets and borrowing levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Periodically and as conditions warrant, ASB reviews its investment in the stock of the FHLB for impairment. ASB evaluated its investment in FHLB stock for OTTI as of December 31, 2017, consistent with its accounting policy. ASB did not recognize an OTTI loss for 2017 based on its evaluation of the underlying investment.
Future deterioration in the FHLB's financial position and/or negative developments in any of the factors considered in ASB's impairment evaluation may result in future impairment losses.
Loans receivable. The components of loans receivable were summarized as follows:

December 31	2017	2016
(in thousands)
Real estate:
Residential 1-4 family	$2,118,047	$2,048,051
Commercial real estate	733,106	800,395
Home equity line of credit	913,052	863,163
Residential land	15,797	18,889
Commercial construction	108,273	126,768
Residential construction	14,910	16,080
Total real estate	3,903,185	3,873,346
Commercial	544,828	692,051
Consumer	223,564	178,222
Total loans	4,671,577	4,743,619
Less: Deferred fees and discounts	(809)	(4,926)
Allowance for loan losses	(53,637)	(55,533)
Total loans, net	$4,617,131	$4,683,160
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
ASB services real estate loans for investors (principal balance of $1.2 billion, $1.2 billion and $1.5 billion as of December 31, 2017, 2016 and 2015, respectively), which are not included in the accompanying balance sheets data. ASB reports fees earned for servicing such loans as income when the related mortgage loan payments are collected and charges loan servicing cost to expense as incurred.
As of December 31, 2017 and 2016, ASB had pledged loans with an amortized cost of approximately $2.4 billion as collateral to secure advances from the FHLB.
As of December 31, 2017 and 2016, the aggregate amount of loans to directors and executive officers of ASB and its affiliates and any related interests (as defined in Federal Reserve Board (FRB) Regulation O) of such individuals, was $23.8 million and $22.9 million, respectively. As of December 31, 2017 and 2016, $18.7 million and $19.0 million of the loan balances, respectively, were to related interests of individuals who are directors of ASB. All such loans were made at ASB’s normal credit terms.
Allowance for loan losses.  As discussed in Note 1, ASB must maintain an allowance for loan losses that is adequate to absorb estimated probable credit losses associated with its loan portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The allowance for loan losses (balances and changes) and financing receivables were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial	Consumer	Unallo- cated	Total
December 31, 2017
Allowance for loan losses:
Beginning balance	$2,873	$16,004	$5,039	$1,738	$6,449	$12	$16,618	$6,800	$—	$55,533
Charge-offs	(826)	—	(14)	(210)	—	—	(4,006)	(11,757)	—	(16,813)
Recoveries	157	—	308	482	—	—	1,852	1,217	—	4,016
Provision	698	(208)	2,189	(1,114)	(1,778)	—	(3,613)	14,727	—	10,901
Ending balance	$2,902	$15,796	$7,522	$896	$4,671	$12	$10,851	$10,987	$—	$53,637
Ending balance: individually evaluated for impairment	$1,248	$65	$647	$47	$—	$—	$694	$29		$2,730
Ending balance: collectively evaluated for impairment	$1,654	$15,731	$6,875	$849	$4,671	$12	$10,157	$10,958	$—	$50,907
Financing Receivables:
Ending balance	$2,118,047	$733,106	$913,052	$15,797	$108,273	$14,910	$544,828	$223,564		$4,671,577
Ending balance: individually evaluated for impairment	$18,284	$1,016	$8,188	$1,265	$—	$—	$4,574	$66		$33,393
Ending balance: collectively evaluated for impairment	$2,099,763	$732,090	$904,864	$14,532	$108,273	$14,910	$540,254	$223,498		$4,638,184
December 31, 2016
Allowance for loan losses:
Beginning balance	$4,186	$11,342	$7,260	$1,671	$4,461	$13	$17,208	$3,897	$—	$50,038
Charge-offs	(639)	—	(112)	(138)	—	—	(5,943)	(7,413)	—	(14,245)
Recoveries	421	—	59	461	—	—	1,093	943	—	2,977
Provision	(1,095)	4,662	(2,168)	(256)	1,988	(1)	4,260	9,373	—	16,763
Ending balance	$2,873	$16,004	$5,039	$1,738	$6,449	$12	$16,618	$6,800	$—	$55,533
Ending balance: individually evaluated for impairment	$1,352	$80	$215	$789	$—	$—	$1,641	$6		$4,083
Ending balance: collectively evaluated for impairment	$1,521	$15,924	$4,824	$949	$6,449	$12	$14,977	$6,794	$—	$51,450
Financing Receivables:
Ending balance	$2,048,051	$800,395	$863,163	$18,889	$126,768	$16,080	$692,051	$178,222		$4,743,619
Ending balance: individually evaluated for impairment	$19,854	$1,569	$6,158	$3,629	$—	$—	$20,539	$10		$51,759
Ending balance: collectively evaluated for impairment	$2,028,197	$798,826	$857,005	$15,260	$126,768	$16,080	$671,512	$178,212		$4,691,860
December 31, 2015
Allowance for loan losses:
Beginning balance	$4,662	$8,954	$6,982	$1,875	$5,471	$28	$14,017	$3,629	$—	$45,618
Charge-offs	(356)	—	(205)	—	—	—	(1,074)	(4,791)	—	(6,426)
Recoveries	226	—	80	507	—	—	2,773	985	—	4,571
Provision	(346)	2,388	403	(711)	(1,010)	(15)	1,492	4,074	—	6,275
Ending balance	$4,186	$11,342	$7,260	$1,671	$4,461	$13	$17,208	$3,897	$—	$50,038
Ending balance: individually evaluated for impairment	$1,453	$—	$442	$891	$—	$—	$3,527	$7		$6,320
Ending balance: collectively evaluated for impairment	$2,733	$11,342	$6,818	$780	$4,461	$13	$13,681	$3,890	$—	$43,718
Financing Receivables:
Ending balance	$2,069,665	$690,561	$846,294	$18,229	$100,796	$14,089	$758,659	$123,775		$4,622,068
Ending balance: individually evaluated for impairment	$22,457	$1,188	$3,225	$5,683	$—	$—	$21,119	$13		$53,685
Ending balance: collectively evaluated for impairment	$2,047,208	$689,373	$843,069	$12,546	$100,796	$14,089	$737,540	$123,762		$4,568,383

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The credit risk profile by internally assigned grade for loans was as follows:

December 31	2017				2016
(in thousands)	Commercial real estate	Commercial construction	Commercial	Total	Commercial real estate	Commercial construction	Commercial	Total
Grade:
Pass	$630,877	$83,757	$492,942	$1,207,576	$701,657	$102,955	$614,139	$1,418,751
Special mention	49,347	22,500	27,997	99,844	65,541	—	25,229	90,770
Substandard	52,882	2,016	23,421	78,319	33,197	23,813	52,683	109,693
Doubtful	—	—	468	468	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$733,106	$108,273	$544,828	$1,386,207	$800,395	$126,768	$692,051	$1,619,214

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
December 31, 2017
Real estate:
Residential 1-4 family	$1,532	$1,715	$5,071	$8,318	$2,109,729	$2,118,047	$—
Commercial real estate	—	—	—	—	733,106	733,106	—
Home equity line of credit	425	114	2,051	2,590	910,462	913,052	—
Residential land	23	—	625	648	15,149	15,797	—
Commercial construction	—	—	—	—	108,273	108,273	—
Residential construction	—	—	—	—	14,910	14,910	—
Commercial	1,825	2,025	730	4,580	540,248	544,828	—
Consumer	3,432	2,159	1,876	7,467	216,097	223,564	—
Total loans	$7,237	$6,013	$10,353	$23,603	$4,647,974	$4,671,577	$—
December 31, 2016
Real estate:
Residential 1-4 family	$5,467	$2,338	$3,505	$11,310	$2,036,741	$2,048,051	$—
Commercial real estate	2,416	—	—	2,416	797,979	800,395	—
Home equity line of credit	1,263	381	1,342	2,986	860,177	863,163	—
Residential land	—	—	255	255	18,634	18,889	—
Commercial construction	—	—	—	—	126,768	126,768	—
Residential construction	—	—	—	—	16,080	16,080	—
Commercial	413	510	1,303	2,226	689,825	692,051	—
Consumer	1,945	1,001	963	3,909	174,313	178,222	—
Total loans	$11,504	$4,230	$7,368	$23,102	$4,720,517	$4,743,619	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The credit risk profile based on nonaccrual loans, accruing loans 90 days or more past due, and TDR loans was as follows:

December 31	2017	2016
(in thousands)
Real estate:
Residential 1-4 family	$12,598	$11,154
Commercial real estate	—	223
Home equity line of credit	4,466	3,080
Residential land	841	878
Commercial construction	—	—
Residential construction	—	—
Commercial	3,069	6,708
Consumer	2,617	1,282
Total nonaccrual loans	$23,591	$23,325
Real estate:
Residential 1-4 family	$—	$—
Commercial real estate	—	—
Home equity line of credit	—	—
Residential land	—	—
Commercial construction	—	—
Residential construction	—	—
Commercial	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	$—	$—
Real estate:
Residential 1-4 family	$10,982	$14,450
Commercial real estate	1,016	1,346
Home equity line of credit	6,584	4,934
Residential land	425	2,751
Commercial construction	—	—
Residential construction	—	—
Commercial	1,741	14,146
Consumer	66	10
Total troubled debt restructured loans not included above	$20,814	$37,637

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

December 31	2017			2016
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded
Real estate:
Residential 1-4 family	$9,097	$9,644	$—	$9,571	$10,400	$—
Commercial real estate	—	—	—	223	228	—
Home equity line of credit	1,496	1,789	—	1,500	1,900	—
Residential land	1,143	1,434	—	1,218	1,803	—
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	2,328	3,166	—	6,299	8,869	—
Consumer	8	8	—	—	—	—
	14,072	16,041	—	18,811	23,200	—
With an allowance recorded
Real estate:
Residential 1-4 family	9,187	9,390	1,248	10,283	10,486	1,352
Commercial real estate	1,016	1,016	65	1,346	1,346	80
Home equity line of credit	6,692	6,736	647	4,658	4,712	215
Residential land	122	122	47	2,411	2,411	789
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	2,246	2,252	694	14,240	14,240	1,641
Consumer	58	58	29	10	10	6
	19,321	19,574	2,730	32,948	33,205	4,083
Total
Real estate:
Residential 1-4 family	18,284	19,034	1,248	19,854	20,886	1,352
Commercial real estate	1,016	1,016	65	1,569	1,574	80
Home equity line of credit	8,188	8,525	647	6,158	6,612	215
Residential land	1,265	1,556	47	3,629	4,214	789
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	4,574	5,418	694	20,539	23,109	1,641
Consumer	66	66	29	10	10	6
	$33,393	$35,615	$2,730	$51,759	$56,405	$4,083

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASB's average recorded investment of, and interest income recognized from, impaired loans were as follows:

December 31	2017		2016		2015
(in thousands)	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$9,440	$316	$10,136	$324	$11,215	$332
Commercial real estate	91	11	1,124	—	370	74
Home equity line of credit	1,976	101	1,105	23	484	4
Residential land	1,094	117	1,518	66	2,397	137
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	2,776	54	8,694	370	5,185	157
Consumer	1	—	2	—	—	—
	15,378	599	22,579	783	19,651	704
With an allowance recorded
Real estate:
Residential 1-4 family	9,818	493	11,589	457	11,578	562
Commercial real estate	1,241	54	1,962	15	1,699	—
Home equity line of credit	5,045	251	3,765	137	1,597	49
Residential land	1,308	97	2,964	206	4,337	318
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	3,691	723	16,106	456	12,507	211
Consumer	57	3	12	—	14	—
	21,160	1,621	36,398	1,271	31,732	1,140
Total
Real estate:
Residential 1-4 family	19,258	809	21,725	781	22,793	894
Commercial real estate	1,332	65	3,086	15	2,069	74
Home equity line of credit	7,021	352	4,870	160	2,081	53
Residential land	2,402	214	4,482	272	6,734	455
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	6,467	777	24,800	826	17,692	368
Consumer	58	3	14	—	14	—
	$36,538	$2,220	$58,977	$2,054	$51,383	$1,844
* Since loan was classified as impaired.
Troubled debt restructurings.  A loan modification is deemed to be a TDR when the borrower is determined to be experiencing financial difficulties and ASB grants a concession it would not otherwise consider. When a borrower experiencing financial difficulty fails to make a required payment on a loan or is in imminent default, ASB takes a number of steps to improve the collectability of the loan and maximize the likelihood of full repayment. At times, ASB may modify or restructure a loan to help a distressed borrower improve its financial position to eventually be able to fully repay the loan, provided the borrower has demonstrated both the willingness and the ability to fulfill the modified terms. TDR loans are considered an alternative to foreclosure or liquidation with the goal of minimizing losses to ASB and maximizing recovery.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Loan modifications that occurred during 2017, 2016, and 2015 and the impact on the allowance for loan losses were as follows:

(dollars in thousands)	Number of contracts	Outstanding recorded investment		Net increase in ALLL
Years ended		Pre-modification	Post-modification
December 31, 2017
Real estate:
Residential 1-4 family	7	$742	$750	$45
Commercial real estate	—	—	—	—
Home equity line of credit	46	3,016	3,002	557
Residential land	1	92	92	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	9	889	889	248
Consumer	1	59	59	27
	64	$4,798	$4,792	$877
December 31, 2016
Real estate:
Residential 1-4 family	14	$3,131	$3,245	$337
Commercial real estate	—	—	—	—
Home equity line of credit	36	3,337	3,337	554
Residential land	2	203	204	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	15	20,266	20,266	865
Consumer	—	—	—	—
	67	$26,937	$27,052	$1,756
December 31, 2015
Real estate:
Residential 1-4 family	19	$3,594	$3,668	$87
Commercial real estate	1	1,500	1,500	—
Home equity line of credit	39	2,441	2,441	370
Residential land	1	218	218	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	8	2,267	2,267	486
Consumer	—	—	—	—
	68	$10,020	$10,094	$943

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Loans modified in TDRs that experienced a payment default of 90 days or more in 2017, 2016, and 2015 and for which the payment default occurred within one year of the modification, were as follows:

Years ended December 31	2017		2016		2015
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate:
Residential 1-4 family	1	$222	1	$239	—	$—
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	1	6
Residential land	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	—	—	1	24	1	1,056
Consumer	—	—	—	—	—	—
	1	$222	2	$263	2	$1,062
If loans modified in a TDR subsequently default, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled nil and $2.6 million at December 31, 2017 and 2016, respectively.

The Company had $4.3 million and $3.9 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at December 31, 2017 and 2016, respectively.
Mortgage servicing rights. In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received $128.0 million, $236.1 million and $275.3 million of proceeds from the sale of residential mortgages in 2017, 2016, and 2015, respectively, and recognized gains on such sales of $2.2 million, $6.6 million, and $6.3 million in 2017, 2016, and 2015, respectively. Repurchased mortgage loans were nil for 2017, 2016 and 2015.
Mortgage servicing fees, a component of other income, net, were $3.0 million, $2.9 million, and $3.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Changes in the carrying value of mortgage servicing rights were as follows:

(in thousands)	Gross carrying amount[1]	Accumulated amortization[1]	Valuation allowance	Net carrying amount
December 31, 2017	$17,511	$(8,872)	$—	$8,639
December 31, 2016	$17,271	$(7,898)	$—	$9,373
1 Reflects impact of loans paid in full.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes related to mortgage servicing rights were as follows:

(in thousands)	2017	2016	2015
Mortgage servicing rights
Balance, January 1	$9,373	$8,884	$11,749
Amount capitalized	1,239	2,740	3,123
Amortization	(1,973)	(2,251)	(2,682)
Sale of mortgage servicing rights	—	—	(3,302)
Other-than-temporary impairment	—	—	(4)
Carrying amount before valuation allowance, December 31	8,639	9,373	8,884
Valuation allowance for mortgage servicing rights
Balance, January 1	—	—	209
Provision (recovery)	—	—	(205)
Other-than-temporary impairment	—	—	(4)
Balance, December 31	—	—	—
Net carrying value of mortgage servicing rights	$8,639	$9,373	$8,884
The estimated aggregate amortization expenses of mortgage servicing rights for 2018, 2019, 2020, 2021 and 2022 are $1.3 million, $1.1 million, $1.0 million, $0.9 million and $0.8 million, respectively.
ASB capitalizes mortgage servicing rights acquired upon the sale of mortgage loans with servicing rights retained. On a monthly basis, ASB compares the net carrying value of the mortgage servicing rights to its fair value to determine if there are any changes to the valuation allowance and/or other-than-temporary impairment for the mortgage servicing rights. ASB's MSRs are stratified based on predominant risk characteristics of the underlying loans including loan type such as fixed-rate 15 and 30 year mortgages and note rate in bands of 50 to 100 basis points. For each stratum, fair value is calculated by discounting expected net income streams using discount rates that reflect industry pricing for similar assets. Changes in mortgage interest rates impact the value of ASB's mortgage servicing rights. Rising interest rates typically result in slower prepayment speeds in the loans being serviced for others, which increases the value of mortgage servicing rights, whereas declining interest rates typically result in faster prepayment speeds which decrease the value of mortgage servicing rights and increase the amortization of the mortgage servicing rights. Expected net income streams are estimated based on industry assumptions regarding prepayment expectations and income and expenses associated with servicing residential mortgage loans for others.
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
Key assumptions used in estimating the fair value of ASB’s mortgage servicing rights used in the impairment analysis were as follows:

December 31	2017	2016
(dollars in thousands)
Unpaid principal balance	$1,195,454	$1,188,380
Weighted average note rate	3.94%	3.96%
Weighted average discount rate	10.0%	9.4%
Weighted average prepayment speed	9.0%	8.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

December 31	2017	2016
(in thousands)
Prepayment rate:
25 basis points adverse rate change	$(869)	$(567)
50 basis points adverse rate change	(1,828)	(1,154)
Discount rate:
25 basis points adverse rate change	(111)	(128)
50 basis points adverse rate change	(220)	(254)
The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.
Deposit liabilities. The summarized components of deposit liabilities were as follows:

December 31	2017		2016
(dollars in thousands)	Weighted-average stated rate	Amount	Weighted-average stated rate	Amount
Savings	0.07%	$2,303,450	0.07%	$2,208,594
Checking
Interest-bearing	0.03	944,833	0.02	890,633
Noninterest-bearing	—	896,292	—	817,867
Commercial checking	—	863,941	—	821,184
Money market	0.09	114,797	0.12	153,126
Time certificates	1.26	767,284	1.00	657,525
	0.20%	$5,890,597	0.15%	$5,548,929
As of December 31, 2017 and 2016, time certificates of $100,000 or more totaled $433.4 million and $328.1 million, respectively.
The approximate scheduled maturities of time certificates outstanding at December 31, 2017 were as follows:

(in thousands)
2018	$401,650
2019	114,434
2020	123,310
2021	71,729
2022	52,860
Thereafter	3,301
$767,284
Overdrawn deposit accounts are classified as loans and totaled $1.7 million and $1.8 million at December 31, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest expense on deposit liabilities by type of deposit was as follows:

Years ended December 31	2017	2016	2015
(in thousands)
Time certificates	$7,687	$5,390	$3,747
Savings	1,567	1,402	1,257
Money market	168	202	205
Interest-bearing checking	238	173	139
	$9,660	$7,167	$5,348
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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheet	Net amount of liabilities presented in the Balance Sheet
Repurchase agreements
December 31, 2017	$141	$—	$141
December 31, 2016	93	—	93

	Gross amount not offset in the Balance Sheet
(in millions)	Net amount of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral pledged
December 31, 2017
Commercial account holders	$141	$165	$—
Total	$141	$165	$—
December 31, 2016
Government entities	$14	$15	$—
Commercial account holders	79	101	—
Total	$93	$116	$—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information concerning securities sold under agreements to repurchase, which provided for the repurchase of identical securities, was as follows:

(dollars in millions)	2017	2016	2015
Amount outstanding as of December 31	$141	$93	$229
Average amount outstanding during the year	$98	$170	$219
Maximum amount outstanding as of any month-end	$141	$229	$277
Weighted-average interest rate as of December 31	0.65%	0.23%	1.24%
Weighted-average interest rate during the year	0.26%	1.43%	1.29%
Weighted-average remaining days to maturity as of December 31	1	6	117
Securities sold under agreements to repurchase were summarized as follows:

December 31	2017			2016
Maturity	Repurchase liability	Weighted-average interest rate	Collateralized by mortgage-related securities and federal agency obligations at fair value plus accrued interest	Repurchase liability	Weighted-average interest rate	Collateralized by mortgage-related securities and federal agency obligations at fair value plus accrued interest
(dollars in thousands)
Overnight	$140,859	0.65%	$165,464	$79,083	0.15%	$100,305
1 to 29 days	—	—	—	—	—	—
30 to 90 days	—	—	—	13,535	0.70	15,239
Over 90 days	—	—	—	—	—	—
	$140,859	0.65%	$165,464	$92,618	0.23%	$115,544
Advances from Federal Home Loan Bank. FHLB advances are fixed rate for a specific term and consist of the following:

December 31, 2017	Weighted-average stated rate	Amount
(dollars in thousands)
Due in
2018	1.95%	$50,000
2019	—	—
2020	—	—
2021	—	—
2022	—	—
Thereafter	—	—
	1.95%	$50,000
ASB and the FHLB are parties to an Advances, Pledge and Security Agreement (Advances Agreement), which applies to currently outstanding and future advances, and governs the terms and conditions under which ASB borrows and the FHLB makes loans or advances from time to time. Under the Advances Agreement, ASB agrees to abide by the FHLB’s credit policies, and makes certain warranties and representations to the FHLB. Upon the occurrence of and during the continuation of an “Event of Default” (which term includes any event of nonpayment of interest or principal of any advance when due or failure to perform any promise or obligation under the Advances Agreement or other credit arrangements between the parties), the FHLB may, at its option, declare all indebtedness and accrued interest thereon, including any prepayment fees or charges, to be immediately due and payable. Advances from the FHLB are collateralized by loans and stock in the FHLB. As of December 31, 2017 and 2016, ASB’s available FHLB borrowing capacity was $1.8 billion. ASB is required to obtain and hold a specific number of shares of capital stock of the FHLB. ASB was in compliance with all Advances Agreement requirements as of December 31, 2017 and 2016.
Common stock equity.  ASB is regulated and supervised by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on ASB's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

corrective action, ASB must meet specific capital guidelines that involve quantitative measures of ASB's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
The prompt corrective action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions imposed become increasingly more severe as an institution's capital category declines from "undercapitalized" to "critically undercapitalized." The regulators have substantial discretion in the corrective actions that might direct and could include restrictions on dividends and other distributions that ASB may make to ASB Hawaii and the requirement that ASB develop and implement a plan to restore its capital. In 1988, HEI agreed with the OTS predecessor regulatory agency at the time, to contribute additional capital to ASB up to a maximum aggregate amount of approximately $65.1 million (Capital Maintenance Agreement). As of December 31, 2017, as a result of capital contributions in prior years, HEI’s maximum obligation to contribute additional capital under the Capital Maintenance Agreement has been reduced to approximately $28.3 million.
To be categorized as "well capitalized," ASB must maintain minimum total capital, Tier 1 capital, and Tier 1 leverage ratios as set forth in the table below. As of December 31, 2017, and 2016 ASB was in compliance with the minimum capital requirements under OCC regulations, and was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the institution's category under the capital guidelines.
The tables below set forth actual and minimum required capital amounts and ratios:

	Actual		Minimum required		Required to be well capitalized
(dollars in thousands)	Capital	Ratio	Capital	Ratio	Capital	Ratio
December 31, 2017
Tier 1 leverage	571,810	8.58%	266,430	4.00%	333,038	5.00%
Common equity tier 1	571,810	12.95%	198,628	4.50%	286,907	6.50%
Tier 1 capital	571,810	12.95%	264,838	6.00%	353,117	8.00%
Total capital	626,987	14.20%	353,117	8.00%	441,396	10.00%
December 31, 2016
Tier 1 leverage	542,239	8.59%	252,515	4.00%	315,644	5.00%
Common equity tier 1	542,239	12.17%	200,455	4.50%	289,545	6.50%
Tier 1 capital	542,239	12.17%	267,273	6.00%	356,364	8.00%
Total capital	597,940	13.42%	356,364	8.00%	445,455	10.00%
ASB is subject to a range of bank regulatory compliance obligations and is unable to predict what actions, if any, may be initiated by the OCC and other governmental authorities against ASB as a result of deficiencies, or the impact of any such measures or actions on ASB.
In 2017, ASB paid cash dividends of $37.5 million to HEI, compared to cash dividends of $36.0 million in 2016. The FRB and OCC approved the dividends.
Related-party transactions. HEI charged ASB $2.1 million, $2.3 million and $2.1 million for general management and administrative services in 2017, 2016 and 2015, respectively. The amounts charged by HEI for services performed by HEI employees to its subsidiaries are allocated primarily on the basis of time expended in providing such services.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

December 31	2017		2016
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$13,669	$131	$25,883	$421
Forward commitments	14,465	(24)	30,813	(177)
ASB’s derivative financial instruments, their fair values, and balance sheet location were as follows:

Derivative Financial Instruments Not Designated
as Hedging Instruments [1]
December 31	2017		2016
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$133	$2	$445	$24
Forward commitments	4	28	8	185
	$137	$30	$453	$209
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB's statements of income:

Derivative Financial Instruments Not Designated	Location of net gains
as Hedging Instruments	(losses) recognized in	Years ended December 31
(in thousands)	the Statements of Income	2017	2016	2015
Interest rate lock commitments	Mortgage banking income	$(290)	$37	$(6)
Forward commitments	Mortgage banking income	153	(148)	77
		$(137)	$(111)	$71
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of outstanding off-balance sheet arrangements:

December 31	2017	2016
(in thousands)
Unfunded commitments to extend credit:
Home equity line of credit	$1,214,103	$1,146,339
Commercial and commercial real estate	466,510	577,410
Consumer	68,053	64,762
Residential 1-4 family	18,635	38,271
Commercial and financial standby letters of credit	13,136	16,017
Total	$1,780,437	$1,842,799
Contingency.  In October 2007, ASB, as a member financial institution of Visa U.S.A. Inc., received restricted shares of Visa, Inc. (Visa) as a result of a restructuring of Visa U.S.A. Inc. in preparation for an initial public offering by Visa. As a part of the restructuring, ASB entered into a judgment and loss sharing agreement with Visa in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to indemnified litigation involving Visa. In November 2012, a federal judge granted preliminary approval to a proposed settlement between merchants and Visa over credit card fees and in December 2013, a federal judge granted final approval to the settlement. Some merchants and trade organizations filed a notice of appeal shortly after the approval was issued. As of December 31, 2017, ASB had accrued a reserve of $1.1 million related to the agreement. Because the extent of ASB’s obligations under this agreement depends entirely upon the occurrence of future events, ASB’s maximum potential future liability under this agreement is not determinable.
Federal Deposit Insurance Corporation assessment. In February 2011, the Federal Deposit Insurance Corporation (FDIC) finalized rules to change its assessment base from total domestic deposits to average total assets minus average tangible equity, as required in the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). Assessment rates were reduced to a range of 2.5 to 9 basis points on the new assessment base for financial institutions in the lowest risk category. Financial institutions in the highest risk category have assessment rates of 30 to 45 basis points. The new rate schedule was effective April 1, 2011. As of June 30, 2016, the deposit insurance fund surpassed a target of 1.15 percent of estimated insured deposits that triggered important changes in the FDIC assessments for all banks. The changes took effect for premiums billed and paid in December 2016. Banks with less than $10 billion in assets saw their overall schedule decline by two basis points for banks paying the lowest premiums and up to five points for those at the top end of the assessment scale. In addition, a new formula for calculating risk-based assessment rates is now in effect. For the years ended December 31, 2017 and 2016, ASB’s FDIC insurance assessments were $2.6 million and $3.2 million, respectively. The FDIC may impose special assessments in the future if it is deemed necessary to ensure the Deposit Insurance Fund ratio does not decline to a level that is close to zero or that could otherwise undermine public confidence in federal deposit insurance.

5 · Short-term borrowings
As of December 31, 2017, HEI had $63 million of outstanding commercial paper, with a weighted-average interest rate of 2.5% and Hawaiian Electric had $5 million of outstanding commercial paper, with a weighted-average interest rate of 2.3%. As of December 31, 2016, HEI and Hawaiian Electric had no commercial paper outstanding.
On October 6, 2017, HEI entered into a 364-day, $125 million unsecured loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., which includes substantially the same financial covenant and customary conditions as the loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd. and U.S. Bank, National Association that matured on the same date. On October 6, 2017, HEI drew a $125 million Eurodollar loan for a term of 364 days at resetting 1-month interest periods, with interest rates that ranged from 1.99% to 2.14% through December 31, 2017. The proceeds from this loan were used to pay off a $125 million long-term loan maturing on the same date. Further, $75 million of this loan was repaid in November 2017 with proceeds from a $150 million long-term loan (described in Note 6 below).
As of December 31, 2017, HEI and Hawaiian Electric maintained syndicated credit facilities of $150 million and $200 million, respectively (see description of credit agreements below). Both HEI and Hawaiian Electric had no borrowings under their respective facilities during 2016 and 2017. None of the facilities are collateralized.
In December 2017, HEI entered into three letters of credit in the aggregate amount of $6.7 million on behalf of Hamakua Energy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Under the Facilities, draws would generally bear interest, based on each company’s respective current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 1.375% and annual fees on undrawn commitments, excluding swingline borrowings, of 20 basis points. The Facilities contain provisions for pricing adjustments in the event of a long-term ratings change based on the respective Facilities’ ratings-based pricing grid, which includes the ratings by Fitch, Moody’s and S&P. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. The Facilities continue to contain customary conditions that must be met in order to draw on them, including compliance with covenants (such as covenants preventing HEI’s/Hawaiian Electric’s subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HEI/Hawaiian Electric; and a covenant in Hawaiian Electric’s facility restricting Hawaiian Electric’s ability, as well as the ability of any of its subsidiaries, to guarantee additional indebtedness of the subsidiaries if such additional debt would cause the subsidiary’s “Consolidated Subsidiary Funded Debt to Capitalization Ratio” to exceed 65%).
Under the HEI Facility, it is an event of default if HEI fails to maintain an unconsolidated “Capitalization Ratio” (funded debt) of 50% or less or if HEI no longer owns Hawaiian Electric or ASB. Under the Hawaiian Electric Facility, it is an event of default if Hawaiian Electric fails to maintain a “Consolidated Capitalization Ratio” (equity) of at least 35%, or if Hawaiian Electric is no longer owned by HEI.
The Facilities will be maintained to support each company’s respective short-term commercial paper program, but may be drawn on to meet each company’s respective working capital needs and general corporate purposes.

6 · Long-term debt

December 31	2017	2016
(dollars in thousands)
Long-term debt of Utilities, net of unamortized debt issuance costs [1]	$1,368,479	$1,319,260
Hamakua Energy 4.02% notes, due 2030	67,325	—
HEI 2.99% term loan, due 2022	150,000	—
HEI 5.67% senior notes, due 2021	50,000	50,000
HEI 3.99% senior notes, due 2023	50,000	50,000
HEI term loans LIBOR + 0.75%, paid 2017	—	200,000
Less unamortized debt issuance costs	(2,007)	(241)
	$1,683,797	$1,619,019

[1]	See components of “Total long-term debt” and unamortized debt issuance costs in Hawaiian Electric and subsidiaries’ Consolidated Statements of Capitalization.
As of December 31, 2017, the aggregate principal payments required on the Company’s long-term debt for 2018 through 2022 are $54 million in 2018, $4 million in 2019, $100 million in 2020, $54 million in 2021 and $206 million in 2022. As of December 31, 2017, the aggregate payments of principal required on the Utilities' long-term debt for 2018 through 2022 are $50 million in 2018, nil in 2019, $96 million in 2020, nil in 2021 and $52 million in 2022.
The HEI term loans and senior notes contain customary representation and warranties, affirmative and negative covenants and events of default (the occurrence of which may result in some or all of the notes then outstanding becoming immediately due and payable). The HEI term loans and senior notes also contain provisions requiring the maintenance by HEI of certain financial ratios generally consistent with those in HEI’s existing second amended revolving noncollateralized credit agreement, expiring on June 30, 2022. Upon a change of control or certain dispositions of assets (as defined in the Master Note Purchase Agreement dated March 24, 2011), HEI is required to offer to prepay the senior notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Utilities’ senior notes contain customary representations and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result in some or all of the notes of each and all of the utilities then outstanding becoming immediately due and payable) and provisions requiring the maintenance by Hawaiian Electric, and each of Hawaii Electric Light and Maui Electric, of certain financial ratios generally consistent with those in Hawaiian Electric’s existing second amended revolving noncollateralized credit agreement, expiring on June 29, 2018, but its term will extend to June 30, 2022, upon approval by the PUC during the initial term. (See Note 5 of the Consolidated Financial Statements).
Changes in long-term debt.
HEI.  On October 6, 2017, HEI entered into a loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd. and drew a $125 million unsecured Eurodollar loan for a term of 364 days at resetting interest periods and rates (described in Note 5 above). HEI used the proceeds of this short-term loan to pay off a $125 million long-term loan maturing on the same date.
On November 20, 2017, HEI entered into a $150 million unsecured loan agreement with Bank of America, N.A. (BOA Loan Agreement) at a fixed interest rate of 2.99% with a maturity date of November 20, 2022. The BOA Loan Agreement includes substantially the same financial covenant and customary conditions as the HEI credit agreement described in Note 5 above. Proceeds of the loan were used to repay a $75 million term loan ahead of its March 2018 maturity and to repay $75 million of the $125 million short-term loan drawn on October 6, 2017. The loan under the BOA Loan Agreement may be prepaid in full or in part at any time with a prepayment fee calculated by Bank of America, N.A.
Hamakua Energy. On December 26, 2017, Hamakua Energy issued $67.3 million of senior secured notes at a fixed interest rate of 4.02% with quarterly principal and interest payments as defined in the note purchase agreement and a final maturity date of December 31, 2030. The net proceeds were used to pay down an intercompany loan from HEI. HEI used the proceeds primarily to pay down commercial paper. The loan may be prepaid in full or in part with a "make-whole" amount as defined in the agreement.
Hawaiian Electric.  On June 29, 2017, the DBF for the benefit of the Utilities, issued, at par:

	Refunding Series 2017A Special Purpose Revenue Bonds	Refunding Series 2017B Special Purpose Revenue Bonds
Aggregate principal amount	$125 million	$140 million
Fixed coupon interest rate	3.10%	4.00%
Maturity date	May 1, 2026	March 1, 2037
DBF loaned the proceeds to:
Hawaiian Electric	$62 million	$100 million
Hawaii Electric Light	$8 million	$20 million
Maui Electric	$55 million	$20 million

Proceeds from the sale were applied to redeem at par bonds previously issued by the DBF for the benefit of the Utilities:

	Refunding Series 2007B Special Purpose Revenue Bonds	Series 2007A Special Purpose Revenue Bonds
Aggregate principal amount	$125 million	$140 million
Fixed coupon interest rate	4.60%	4.65%
Maturity date	May 1, 2026	March 1, 2037

On December 14, 2017, Hawaiian Electric and Maui Electric issued, through a private placement pursuant to separate Note Purchase Agreements (the Note Purchase Agreements), $40 million and $10 million, respectively, of Series 2017A unsecured senior notes bearing taxable interest of 4.31%, which are due December 1, 2047 (the Notes) and include substantially the same financial covenants and customary conditions as Hawaiian Electric's credit agreement as described above. Hawaiian Electric is also a party as guarantor under the Note Purchase Agreement entered into by Maui Electric. All the proceeds of the Notes were used by Hawaiian Electric and Maui Electric to finance their capital expenditures and/or to reimburse funds used for the payment of capital expenditures. The Notes may be prepaid in whole or in part at any time at the prepayment price of the principal amount plus a “Make-Whole Amount.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7 · Shareholders’ equity
Reserved shares.  As of December 31, 2017, HEI had reserved a total of 12,158,460 shares of common stock for future issuance under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP), the HEI 2011 Nonemployee Director Stock Plan, the ASB 401(k) Plan and the 2010 Executive Incentive Plan.
Equity forward transaction. On March 19, 2013, HEI entered into an equity forward transaction in connection with a public offering on that date for 6.1 million shares of HEI common stock at $26.75 per share. On March 20, 2015, HEI settled the remaining 4.7 million shares under the equity forward for proceeds of $104.5 million (net of the underwriting discount of $4.7 million), which funds were used for the reduction of debt and for general corporate purposes. The proceeds were recorded in equity at the time of settlement. Prior to their settlement, the shares remaining under the equity forward transactions were reflected in HEI’s diluted EPS calculations using the treasury stock method. For 2015, the equity forward transactions did not have a material dilutive effect on HEI’s EPS.
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI
Balance, December 31, 2014	$462	$(289)	$(27,551)	$(27,378)	$—	$45	$45
Current period other comprehensive income (loss), net of taxes	(2,334)	235	3,215	1,116	—	880	880
Balance, December 31, 2015	(1,872)	(54)	(24,336)	(26,262)	—	925	925
Current period other comprehensive income (loss), net of taxes	(6,059)	(400)	(408)	(6,867)	(454)	(793)	(1,247)
Balance, December 31, 2016	(7,931)	(454)	(24,744)	(33,129)	(454)	132	(322)
Current period other comprehensive income (loss), net of taxes	(4,370)	454	2,544	(1,372)	454	(1,142)	(688)
Reclass of AOCI for tax rate reduction impact	(2,650)	—	(4,790)	(7,440)	—	(209)	(209)
Balance, December 31, 2017	$(14,951)	$—	$(26,990)	$(41,941)	$—	$(1,219)	(1,219)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI			Affected line item in the Statement of
Years ended December 31	2017	2016	2015	Income/Balance Sheet
(in thousands)
HEI consolidated
Net realized gains on securities included in net income	$—	$(360)	$—	Revenues-bank (gains on sale of investment securities, net)
Derivatives qualifying as cash flow hedges:
Window forward contracts	454	(173)	—	Property, plant and equipment-electric utilities (2017); Revenues-electric utilities (gains on window forward contracts (2016)
Interest rate contracts (settled in 2011)	—	54	235	Interest expense
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	15,737	14,518	22,465	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	(78,724)	28,584	(25,139)	See Note 8 for additional details
Total reclassifications	$(62,533)	$42,623	$(2,439)
Hawaiian Electric consolidated
Derivatives qualifying as cash flow hedges
Window forward contracts	454	(173)	—	Property, plant and equipment (2017); Revenues (gains on window forward contracts (2016)
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$14,477	$13,254	$20,381	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	(78,724)	28,584	(25,139)	See Note 8 for additional details
Total reclassifications	$(63,793)	$41,665	$(4,758)

8 · Retirement benefits
Defined benefit plans. Substantially all of the employees of HEI and the Utilities participate in the Retirement Plan for Employees of Hawaiian Electric Industries, Inc. and Participating Subsidiaries (HEI Pension Plan). Substantially all of the employees of ASB participated in the American Savings Bank Retirement Plan (ASB Pension Plan) until it was frozen on December 31, 2007. The HEI Pension Plan and the ASB Pension Plan (collectively, the Plans) are qualified, noncontributory defined benefit pension plans and include, in the case of the HEI Pension Plan, benefits for utility union employees determined in accordance with the terms of the collective bargaining agreements between the Utilities and the union. The Plans are subject to the provisions of ERISA. In addition, some current and former executives and directors of HEI and its subsidiaries participate in noncontributory, nonqualified plans (collectively, Supplemental Plans). In general, benefits are based on the employees’ or directors’ years of service and compensation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The executive death benefit plan was frozen on September 10, 2009 for participants at benefit levels as of that date.
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
The PUC allowed the Utilities to adopt pension and OPEB tracking mechanisms in previous rate cases. The amount of the net periodic pension cost (NPPC) and net periodic benefits costs (NPBC) to be recovered in rates is established by the PUC in each rate case. Under the Utilities’ tracking mechanisms, any actual costs determined in accordance with GAAP that are over/under amounts allowed in rates are charged/credited to a regulatory asset/liability. The regulatory asset/liability for each utility will then be amortized over 5 years beginning with the respective utility’s next rate case. Accordingly, all retirement benefit expenses (except for executive life and nonqualified pension plan expenses, which amounted to $1.1 million and $0.9 million in 2017 and 2016, respectively) determined in accordance with GAAP will be recovered.
Under the tracking mechanisms, amounts that would otherwise be recorded in AOCI (excluding amounts for executive life and nonqualified pension plans), net of taxes, as well as other pension and OPEB charges, are allowed to be reclassified as a regulatory asset, as those costs will be recovered in rates through the NPPC and NPBC in the future. The Utilities have reclassified to a regulatory asset/(liability) charges for retirement benefits that would otherwise be recorded in AOCI (amounting to the elimination of a potential charge to AOCI of $(128) million pretax and $47 million pretax for 2017 and 2016, respectively).
Under the pension tracking mechanism, the Utilities are required to make contributions to the pension trust in the amount of the actuarially calculated NPPC, except when limited by the ERISA minimum contribution requirements or the maximum deductible contribution limit imposed by the Internal Revenue Code.
The OPEB tracking mechanisms generally require the Utilities to make contributions to the OPEB trust in the amount of the actuarially calculated NPBC, (excluding amounts for executive life), except when limited by material, adverse consequences imposed by federal regulations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Defined benefit pension and other postretirement benefit plans information.  The changes in the obligations and assets of the Company’s and Utilities' retirement benefit plans and the changes in AOCI (gross) for 2017 and 2016 and the funded status of these plans and amounts related to these plans reflected in the Company’s and Utilities' consolidated balance sheet as of December 31, 2017 and 2016 were as follows:

	2017		2016
(in thousands)	Pension benefits	Other benefits	Pension benefits	Other benefits
HEI consolidated
Benefit obligation, January 1	$1,935,494	$233,835	$1,798,030	$221,540
Service cost	64,906	3,374	60,555	3,331
Interest cost	81,185	9,453	81,549	9,670
Actuarial losses (gains)	87,399	(25,557)	67,741	7,831
Participants contributions	—	2,078	—	1,405
Benefits paid and expenses	(74,628)	(10,582)	(72,381)	(9,942)
Benefit obligation, December 31	2,094,356	212,601	1,935,494	233,835
Fair value of plan assets, January 1	1,369,701	174,251	1,271,474	170,687
Actual return on plan assets	255,324	28,248	103,836	11,352
Employer contributions	66,983	—	65,463	42
Participants contributions	—	2,078	—	1,405
Benefits paid and expenses	(73,305)	(10,582)	(71,072)	(9,235)
Fair value of plan assets, December 31	1,618,703	193,995	1,369,701	174,251
Accrued benefit asset (liability), December 31	$(475,653)	$(18,606)	$(565,793)	$(59,584)
Other assets	$15,443	$—	$13,477	$—
Defined benefit pension and other postretirement benefit plans liability	(491,096)	(18,606)	(579,270)	(59,584)
Accrued benefit asset (liability), December 31	$(475,653)	$(18,606)	$(565,793)	$(59,584)
AOCI debit, January 1 (excluding impact of PUC D&Os)	$619,451	$42,290	$581,763	$32,550
Recognized during year – prior service credit	55	1,793	57	1,793
Recognized during year – net actuarial losses	(26,496)	(1,130)	(24,832)	(804)
Occurring during year – net actuarial losses (gains)	(65,180)	(41,479)	62,463	8,751
AOCI debit before cumulative impact of PUC D&Os, December 31	527,830	1,474	619,451	42,290
Cumulative impact of PUC D&Os	(489,894)	(2,767)	(576,933)	(43,974)
AOCI debit/(credit), December 31	$37,936	$(1,293)	$42,518	$(1,684)
Net actuarial loss	$527,907	$10,183	$619,582	$52,792
Prior service gain	(77)	(8,709)	(131)	(10,502)
AOCI debit before cumulative impact of PUC D&Os, December 31	527,830	1,474	619,451	42,290
Cumulative impact of PUC D&Os	(489,894)	(2,767)	(576,933)	(43,974)
AOCI debit/(credit), December 31	37,936	(1,293)	42,518	(1,684)
Income taxes (benefits)	(9,986)	333	(16,746)	656
AOCI debit/(credit), net of taxes (benefits), December 31	$27,950	$(960)	$25,772	$(1,028)
As of December 31, 2017 and 2016, the other postretirement benefit plans shown in the table above had ABOs in excess of plan assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2017		2016
(in thousands)	Pension benefits	Other benefits	Pension benefits	Other benefits
Hawaiian Electric consolidated
Benefit obligation, January 1	$1,779,626	$225,723	$1,649,690	$213,990
Service cost	63,059	3,353	58,796	3,284
Interest cost	74,632	9,115	74,808	9,337
Actuarial losses (gains)	80,186	(25,172)	63,121	7,545
Participants contributions	—	2,047	—	1,389
Benefits paid and expenses	(68,691)	(10,419)	(66,789)	(9,822)
Transfers	(164)	(3)	—	—
Benefit obligation, December 31	1,928,648	204,644	1,779,626	225,723
Fair value of plan assets, January 1	1,233,184	171,383	1,141,833	167,930
Actual return on plan assets	237,830	27,806	93,441	11,168
Employer contributions	65,669	—	64,236	11
Participants contributions	—	2,047	—	1,389
Benefits paid and expenses	(68,225)	(10,419)	(66,326)	(9,115)
Other	(55)	(3)	—	—
Fair value of plan assets, December 31	1,468,403	190,814	1,233,184	171,383
Accrued benefit liability, December 31	$(460,245)	$(13,830)	$(546,442)	$(54,340)
Other liabilities (short-term)	(494)	(633)	(460)	(596)
Defined benefit pension and other postretirement benefit plans liability	(459,751)	(13,197)	(545,982)	(53,744)
Accrued benefit liability, December 31	$(460,245)	$(13,830)	$(546,442)	$(54,340)
AOCI debit, January 1 (excluding impact of PUC D&Os)	$579,725	$40,967	$541,118	$31,485
Recognized during year – prior service credit (cost)	(8)	1,804	(13)	1,803
Recognized during year – net actuarial losses	(24,392)	(1,102)	(22,693)	(793)
Occurring during year – net actuarial losses (gains)	(61,861)	(40,830)	61,313	8,472
AOCI debit before cumulative impact of PUC D&Os, December 31	493,464	839	579,725	40,967
Cumulative impact of PUC D&Os	(489,894)	(2,767)	(576,933)	(43,974)
AOCI debit/(credit), December 31	$3,570	$(1,928)	$2,792	$(3,007)
Net actuarial loss	$493,439	$9,531	$579,691	$51,463
Prior service cost (gain)	25	(8,692)	34	(10,496)
AOCI debit before cumulative impact of PUC D&Os, December 31	493,464	839	579,725	40,967
Cumulative impact of PUC D&Os	(489,894)	(2,767)	(576,933)	(43,974)
AOCI debit/(credit), December 31	3,570	(1,928)	2,792	(3,007)
Income taxes (benefits)	(920)	497	(1,087)	1,170
AOCI debit/(credit), net of taxes (benefits), December 31	$2,650	$(1,431)	$1,705	$(1,837)
As of December 31, 2017 and 2016, the other postretirement benefit plan shown in the table above had ABOs in excess of plan assets.
The dates used to determine retirement benefit measurements for the defined benefit plans were December 31 of 2017, 2016 and 2015.
The Pension Protection Act of 2006 (Pension Protection Act), amended the Employee Retirement Income Security Act of 1974 (ERISA).  Among other things, the Pension Protection Act changed the funding rules for qualified pension plans. In 2014, the Highway and Transportation Funding Act of 2014 (HATFA) further amended the Pension Protection Act. HATFA resulted in an increase of the Adjusted Funding Target Attainment Percentage (AFTAP) for benefit distribution purposes and eased funding requirements effective with the 2014 plan year. The funding relief was extended by the Bipartisan Budget Act of 2015. As a result, the minimum funding requirements for the HEI Retirement Plan under ERISA are less than the net periodic cost for 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and 2017. Nevertheless, to satisfy the requirements of the Utilities pension tracking mechanism, the Utilities contributed the net periodic cost in 2016 and 2017 and expect to contribute the net periodic cost in 2018.
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
The asset allocation of defined benefit retirement plans to equity and fixed income securities and related investment policy targets and ranges were as follows:

	Pension benefits[1]				Other benefits[2]
			Investment policy				Investment policy
December 31	2017	2016	Target	Range	2017	2016	Target	Range
Assets held by category
Equity securities	73%	71%	70%	65-75	73%	70%	70%	65-75
Fixed income securities	27	29	30	25-35	27	30	30	25-35
	100%	100%	100%		100%	100%	100%

[1]	Asset allocation is applicable to only HEI and the Utilities. As of December 31, 2017 and 2016, nearly all of ASB's pension assets were invested in fixed income securities.

[2]	Asset allocation is applicable to only HEI and the Utilities. ASB does not fund its other benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets held in various trusts for the retirement benefit plans are measured at fair value on a recurring basis and were as follows:

	Pension benefits				Other benefits
		Fair value measurements using				Fair value measurements using
(in millions)	December 31	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	December 31	Level 1	Level 2	Level 3
2017
Equity securities	$568	$568	$—	$—	$75	$75	$—	$—
Equity index funds	435	435	—	—	52	52	—	—
Equity investments at net asset value (NAV)	76	—	—	—	12	—	—	—
Total equity investments	1,079	1,003	—	—	139	127	—	—
Fixed income securities and public mutual funds	297	81	216	—	46	43	3	—
Fixed income investments at NAV	203	—	—	—	4	—	—	—
Total fixed income investments	500	81	216	—	50	43	3	—
Cash equivalents at NAV	36	—	—	—	5	—	—	—
Total	$1,615	$1,084	$216	$—	$194	$170	$3	$—
Cash, receivables and payables, net	4				—
Fair value of plan assets	$1,619				$194
2016
Equity securities	$692	$692	$—	$—	$94	$94	$—	$—
Equity index funds	129	129	—	—	17	17	—	—
Equity investments at NAV	56	—	—	—	9	—	—	—
Total equity investments	877	821	—	—	120	111	—	—
Fixed income securities and public mutual funds	276	84	192	—	44	42	2	—
Fixed income investments at NAV	180	—	—	—	4	—	—	—
Total fixed income investments	456	84	192	—	48	42	2	—
Cash equivalents at NAV	33	—	—	—	6	—	—	—
Total	1,366	$905	$192	$—	174	$153	$2	$—
Cash, receivables and payables, net	4				—
Fair value of plan assets	$1,370				$174

	Pension benefits			Other benefits
Measured at net asset value	December 31	Redemption frequency	Redemption notice period	December 31	Redemption frequency	Redemption notice period
(in millions)
2017
Non U.S. equity funds (a)	76	Daily-Monthly	5 - 30 days	12	Daily-Monthly	5-30 days
Fixed income investments (b)	203	Monthly	15 days	4	Monthly	15 days
Cash equivalents (c)	36	Daily	0-1 day	5	Daily	0-1 day
	$315			$21
2016
Non U.S. equity funds (a)	56	Daily - Quarterly	0 - 30 days	9	Monthly - Quarterly	10-30 days
Fixed income investments (b)	180	Monthly	10 days	4	Monthly	10 days
Cash equivalents (c)	33	Daily	0-1 day	6	Daily	0-1 day
	$269			$19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

None of the investments presented in the tables above have unfunded commitments.

(a)
Represents investments in funds that primarily invest in non-U.S., emerging markets equities. Redemption frequency for pension benefits assets as of December 31, 2017 were: daily, 32% and monthly, 68% and as of December 31, 2016 were: daily, 31%; monthly, 31%; and quarterly, 38%. Redemption frequency for other benefits assets as of December 31, 2017 were: daily, 26% and monthly, 74% and as of December 31, 2016 were: monthly, 57%; and quarterly, 42%.

(b )
Represents investments in fixed income securities invested in a US-dollar denominated fund that seeks to exceed the Barclays Capital Long Corporate A or better Index through investments in US-dollar denominated fixed income securities and commingled vehicles.

(c)
Represents investments in cash equivalent funds. This class includes funds that invest primarily in securities issued or guaranteed by the U.S. government or its agencies or instrumentalities. For pension benefits, the fund may also invest in fixed income securities of investment grade issuers.

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
The Company used the following valuation methodologies for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2017 and 2016.
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
The following weighted-average assumptions were used in the accounting for the plans:

	Pension benefits			Other benefits
December 31	2017	2016	2015	2017	2016	2015
Benefit obligation
Discount rate	3.74%	4.26%	4.60%	3.72%	4.22%	4.57%
Rate of compensation increase	3.5	3.5	3.5	NA	NA	NA
Net periodic pension/benefit cost (years ended)
Discount rate	4.26	4.60	4.22	4.22	4.57	4.17
Expected return on plan assets[1]	7.50	7.75	7.75	7.50	7.75	7.75
Rate of compensation increase[2]	3.5	3.5	3.5	NA	NA	NA
NA  Not applicable
1 For 2017 and 2016, HEI's and Utilities' plan assets only. For 2017 and 2016, ASB's expected return on plan assets was 4.46% and 4.80%, respectively.
2 The Company and the Utilities use a graded rate of compensation increase assumption based on age. The rate provided above is an average across all future years of service for the current population.
The Company and the Utilities based their selection of an assumed discount rate for 2018 NPPC and NPBC and December 31, 2017 disclosure on a cash flow matching analysis that utilized bond information provided by Bloomberg for all non-callable, high quality bonds (generally rated Aa or better) as of December 31, 2017. In selecting the expected rate of return on plan assets for 2018 NPPC and NPBC: a) HEI and the Utilities considered economic forecasts for the types of investments held by the plans (primarily equity and fixed income investments), the Plans’ asset allocations, industry and corporate surveys and the past performance of the plans’ assets in selecting 7.50% and b) ASB considered its liability driven investment strategy

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

in selecting 3.94%, which is consistent with the assumed discount rate as of December 31, 2017 with a 20 basis point active manager premium. For 2017, retirement benefit plans' assets of HEI and the Utilities had a net return of 19.3%.
The Company and the Utilities adopted mortality tables published in October 2014 by the Society of Actuaries as its mortality assumptions as of December 31, 2014. The use of the RP-2014 Tables and the Mortality Improvement Scale MP-2014 had a significant effect on the Company’s and the Utilities’ benefit obligations and increased their costs and required contributions for 2015. The Company and the Utilities adopted revised mortality tables for their mortality assumptions as of December 31, 2017 and 2016 (based on information published by the Society of Actuaries in October 2016 and 2015, respectively), the use of which lowered obligations of the Company and Utilities as of December 31, 2017 and 2016.
As of December 31, 2017, the assumed health care trend rates for 2018 and future years were as follows: medical, 7.5%, grading down to 5% for 2028 and thereafter; dental, 5%; and vision, 4%. As of December 31, 2016, the assumed health care trend rates for 2017 and future years were as follows: medical, 7.75%, grading down to 5% for 2028 and thereafter; dental, 5%; and vision, 4%.
The components of NPPC and NPBC were as follows:

	Pension benefits			Other benefits
(in thousands)	2017	2016	2015	2017	2016	2015
HEI consolidated
Service cost	$64,906	$60,555	$66,260	$3,374	$3,331	$3,927
Interest cost	81,185	81,549	76,960	9,453	9,670	9,011
Expected return on plan assets	(102,745)	(98,559)	(88,554)	(12,326)	(12,273)	(11,664)
Amortization of net prior service (gain) cost	(55)	(57)	4	(1,793)	(1,793)	(1,793)
Amortization of net actuarial losses	26,496	24,832	36,800	1,130	804	1,796
Net periodic pension/benefit cost	69,787	68,320	91,470	(162)	(261)	1,277
Impact of PUC D&Os	(18,004)	(18,117)	(40,011)	1,211	1,343	(240)
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$51,783	$50,203	$51,459	$1,049	$1,082	$1,037
Hawaiian Electric consolidated
Service cost	$63,059	$58,796	$64,262	$3,353	$3,284	$3,870
Interest cost	74,632	74,808	70,529	9,115	9,337	8,700
Expected return on plan assets	(95,892)	(91,633)	(82,541)	(12,147)	(12,096)	(11,495)
Amortization of net prior service (gain) cost	8	13	40	(1,804)	(1,803)	(1,804)
Amortization of net actuarial losses	24,392	22,693	33,371	1,102	793	1,754
Net periodic pension/benefit cost	66,199	64,677	85,661	(381)	(485)	1,025
Impact of PUC D&Os	(18,004)	(18,117)	(40,011)	1,211	1,343	(240)
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$48,195	$46,560	$45,650	$830	$858	$785
The estimated prior service credit and net actuarial loss for defined benefit plans that will be amortized from AOCI or regulatory assets into NPPC and NPBC during 2018 is as follows:

	HEI consolidated		Hawaiian Electric consolidated
(in millions)	Pension benefits	Other benefits	Pension benefits	Other benefits
Estimated prior service credit	$—	$(1.8)	$—	$(1.8)
Net actuarial loss	29.6	—	26.8	—
The Company recorded pension expense of $33 million, $33 million and $35 million and OPEB expense of $1.0 million, $1.0 million and $0.9 million in 2017, 2016 and 2015, respectively, and charged the remaining amounts primarily to electric utility plant. The Utilities recorded pension expense of $30 million, $30 million and $29 million and OPEB expense of $0.8 million, $0.7 million and $0.7 million in 2017, 2016 and 2015, respectively, and charged the remaining amounts primarily to electric utility plant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The health care cost trend rate assumptions can have a significant effect on the amounts reported for other benefits. As of December 31, 2017, for the Company, a one-percentage-point increase in the assumed health care cost trend rates would have increased the total service and interest cost by $0.1 million and the accumulated postretirement benefit obligation (APBO) by $2.7 million, and a one-percentage-point decrease would have reduced the total service and interest cost by $0.2 million and the APBO by $3.1 million. As of December 31, 2017, for the Utilities, a one-percentage-point increase in the assumed health care cost trend rates would have increased the total service and interest cost by $0.1 million and the APBO by $2.7 million, and a one-percentage-point decrease would have reduced the total service and interest cost by $0.2 million and the APBO by $3.1 million.
Additional information on the defined benefit pension plans' accumulated benefit obligations (ABOs), which do not consider projected pay increases (unlike the PBOs shown in the table above), PBOs and assets were as follows:

	HEI consolidated		Hawaiian Electric consolidated
December 31	2017	2016	2017	2016
(in billions)
Defined benefit plans - ABOs	$1.8	$1.7	$1.7	$1.5
Defined benefit plans with ABO in excess of plan assets
ABOs	1.7	1.6	1.7	1.5
Plan assets	1.5	1.3	1.5	1.2
Defined benefit plans with PBOs in excess of plan assets
PBOs	2.0	1.8	1.9	1.8
Plan assets	1.5	1.3	1.5	1.2
HEI consolidated. The Company estimates that the cash funding for the qualified defined benefit pension plans in 2018 will be $62 million, which should fully satisfy the minimum required contributions to those plans, including requirements of the Utilities’ pension tracking mechanisms and the Plan’s funding policy. The Company's current estimate of contributions to its other postretirement benefit plans in 2018 is nil.
As of December 31, 2017, the benefits expected to be paid under all retirement benefit plans in 2018, 2019, 2020, 2021, 2022 and 2023 through 2027 amount to $86 million, $89 million, $92 million, $95 million, $99 million and $552 million, respectively.
Hawaiian Electric consolidated. The Utilities estimate that the cash funding for the qualified defined benefit pension plan in 2018 will be $61 million, which should fully satisfy the minimum required contributions to that Plan, including requirements of the pension tracking mechanisms and the Plan’s funding policy. The Utilities' current estimate of contributions to its other postretirement benefit plans in 2018 is nil.
As of December 31, 2017, the benefits expected to be paid under all retirement benefit plans in 2018, 2019, 2020, 2021, 2022 and 2023 through 2027 amounted to $79 million, $81 million, $84 million, $87 million, $90 million and $504 million, respectively.
Defined contribution plans information.  For 2017, 2016 and 2015, the Company’s expenses for its defined contribution pension plans under the HEIRSP and the ASB 401(k) Plan were $7 million, $5 million and $6 million, respectively, and cash contributions were $6 million, $5 million and $5 million, respectively. The Utilities’ expenses and cash contributions for its defined contribution pension plan under the HEIRSP Plan for 2017, 2016 and 2015 were $2.0 million, $1.5 million and $1.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9 · Share-based compensation
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
As of December 31, 2017, approximately 3.3 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 0.4 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Restricted stock units awarded under the 2010 Equity and Incentive Plan in 2017, 2016, 2015 and 2014 will vest and be issued in unrestricted stock in four equal annual increments on the anniversaries of the grant date and are forfeited to the extent they have not become vested for terminations of employment during the vesting period, except that pro-rata vesting is provided for terminations due to death, disability and retirement. Restricted stock units expense has been recognized in accordance with the fair-value-based measurement method of accounting. Dividend equivalent rights are accrued quarterly and are paid at the end of the restriction period when the associated restricted stock units vest.
Stock performance awards granted under the 2017-2019 long-term incentive plan (LTIP) entitle the grantee to shares of common stock with dividend equivalent rights once service conditions and performance conditions are satisfied at the end of the three-year performance period. LTIP awards are forfeited for terminations of employment during the performance period, except that pro-rata participation is provided for terminations due to death, disability and retirement based upon completed months of service after a minimum of 12 months of service in the performance period. Compensation expense for the stock performance awards portion of the LTIP has been recognized in accordance with the fair-value-based measurement method of accounting for performance shares.
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of December 31, 2017, there were 85,428 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

(in millions)	2017	2016	2015
HEI consolidated
Share-based compensation expense[1]	$5.4	$4.8	$6.5
Income tax benefit	1.9	1.6	2.3
Hawaiian Electric consolidated
Share-based compensation expense[1]	1.9	1.4	1.9
Income tax benefit	0.7	0.5	0.7

[1]	For 2017 and 2016, the Company has not capitalized any share-based compensation. In 2015, $0.15 million of this share-based compensation expense was capitalized.
Stock awards. Nonemployee director awards totaling $0.2 million were paid in cash (in lieu of common stock) in July 2016. HEI granted HEI common stock to nonemployee directors of HEI, Hawaiian Electric and ASB under the 2011 Director Plan as follows:

(dollars in millions)	2017	2016	2015
Shares granted	35,770	19,846	28,246
Fair value	$1.2	$0.6	$0.8
Income tax benefit	0.5	0.2	0.3
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI Common Stock on the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	2017		2016		2015
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	220,683	$29.57	210,634	$28.82	261,235	$25.77
Granted	97,873	33.47	114,431	29.70	85,772	33.69
Vested	(92,147)	28.88	(85,003)	27.84	(102,173)	25.67
Forfeited	(29,362)	31.57	(19,379)	29.82	(34,200)	27.09
Outstanding, December 31	197,047	$31.53	220,683	$29.57	210,634	$28.82
Total weighted-average grant-date fair value of shares granted ($ millions)	$3.3		$3.4		$2.9

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For 2017, 2016 and 2015, total restricted stock units and related dividends that vested had a fair value of $3.5 million, $2.8 million and $3.7 million, respectively, and the related tax benefits were $1.1 million, $0.9 million and $1.1 million, respectively.
As of December 31, 2017, there was $4.0 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.4 years.
Long-term incentive plan payable in stock.  The 2017-2019 LTIP provides for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals including a market condition goal. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made subject to the achievement of specified performance levels and calculated dividend equivalents. The potential payout varies from 0% to 200% of the number of target shares depending on the achievement of the goals. The market condition goal is based on HEI’s total shareholder return (TSR) compared to the Edison Electric Institute Index over the three-year period. The other performance condition goals relate to EPS growth, return on average common equity (ROACE) and ASB’s efficiency ratio. The 2015-2017 and 2016-2018 LTIPs provide for performance awards payable in cash, and thus, are not included in the tables below.
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	2017		2016		2015
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	83,106	$22.95	162,500	$27.66	257,956	$28.45
Granted	37,204	39.51	—	—	—	—
Vested (issued or unissued and cancelled)	(83,106)	22.95	(78,553)	32.69	(75,915)	30.71
Forfeited	(4,300)	39.51	(841)	22.95	(19,541)	26.25
Outstanding, December 31	32,904	$39.51	83,106	$22.95	162,500	$27.66
Total weighted-average grant-date fair value of shares granted ($ millions)	$1.5		$—		$—

(1)	Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TSR and the resulting fair value of LTIP awards granted:

2017
Risk-free interest rate	1.46%
Expected life in years	3
Expected volatility	20.1%
Range of expected volatility for Peer Group	15.4% to 26.0%
Grant date fair value (per share)	$39.51
For 2017, total vested LTIP awards linked to TSR and related dividends had a fair value of $1.9 million and the related tax benefits were $0.7 million. For 2016 and 2015, all vested shares in the table above were unissued and cancelled (i.e., lapsed) because the TSR performance goal was not met.
As of December 31, 2017, there was $0.9 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 2.0 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	2017		2016		2015
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	109,816	$25.18	222,647	$26.02	364,731	$26.01
Granted	148,818	33.47	—	—	—	—
Vested	(109,816)	25.18	(109,097)	26.89	(121,249)	26.05
Increase above target (cancelled)	—	—	(1,989)	25.26	3,412	26.89
Forfeited	(17,202)	33.48	(1,745)	25.19	(24,247)	25.82
Outstanding, December 31	131,616	$33.47	109,816	$25.18	222,647	$26.02
Total weighted-average grant-date fair value of shares granted (at target performance levels) ($ millions)	$5.0		$—		$—

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For 2017, 2016 and 2015, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $4.2 million, $3.6 million and $4.7 million, respectively, and the related tax benefits were $1.6 million, $1.4 million and $1.8 million, respectively.
As of December 31, 2017, there was $2.9 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 2.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10 · Income taxes
The components of income taxes attributable to net income for common stock were as follows:

	HEI consolidated			Hawaiian Electric consolidated
Years ended December 31	2017	2016	2015	2017	2016	2015
(in thousands)
Federal
Current	$61,534	$59,873	$44,343	$36,267	$952	$—
Deferred*	33,967	43,666	36,664	35,229	70,513	68,757
Deferred tax credits, net	(20)	268	318	(20)	268	318
	95,481	103,807	81,325	71,476	71,733	69,075
State
Current	10,076	16,473	2,402	8,947	9,232	(1,048)
Deferred	3,868	3,452	4,768	2,808	3,873	6,869
Deferred tax credits, net	(32)	(37)	4,526	(32)	(37)	4,526
	13,912	19,888	11,696	11,723	13,068	10,347
Total	$109,393	$123,695	$93,021	$83,199	$84,801	$79,422

*
Included in the amounts for 2017 are federal deferred income tax expenses of $13.4 million and $9.2 million for the Company and Hawaiian Electric consolidated, respectively, primarily to reduce federal accumulated deferred income tax net asset balances (not accounted for under Utility regulatory ratemaking) to reflect the impact of the Tax Act. See “Lower tax rate” below.

A reconciliation of the amount of income taxes computed at the federal statutory rate of 35% to the amount provided in the consolidated statements of income was as follows:

	HEI consolidated			Hawaiian Electric consolidated
Years ended December 31	2017	2016	2015	2017	2016	2015
(in thousands)
Amount at the federal statutory income tax rate	$96,796	$130,844	$89,176	$71,801	$80,190	$75,996
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	9,789	13,915	8,097	7,584	8,494	6,726
Net deferred tax asset adjustment related to the Tax Act	13,420	—	—	9,168	—	—
Other, net	(10,612)	(21,064)	(4,252)	(5,354)	(3,883)	(3,300)
Total	$109,393	$123,695	$93,021	$83,199	$84,801	$79,422
Effective income tax rate	39.6%	33.1%	36.5%	40.6%	37.0%	36.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of book and tax basis differences that give rise to deferred tax assets and liabilities were as follows:

	HEI consolidated		Hawaiian Electric consolidated
December 31	2017	2016	2017	2016
(in thousands)
Deferred tax assets
Regulatory liabilities, excluding amounts attributable to property, plant and equipment	$104,984	$—	$104,984	$—
Net operating loss[1]	—	—	—	9,158
Allowance for bad debts	16,192	24,500	1,812	2,364
Other	24,397	47,201	11,253	18,720
Total deferred tax assets	145,573	71,701	118,049	30,242
Deferred tax liabilities
Property, plant and equipment related	415,452	642,266	413,891	640,667
Regulatory assets, excluding amounts attributable to property, plant and equipment	38,314	35,107	38,314	35,107
Deferred RAM and RBA revenues	15,038	26,053	15,038	26,053
Retirement benefits	32,952	48,400	38,020	51,445
Other	32,247	48,681	6,827	10,629
Total deferred tax liabilities	534,003	800,507	512,090	763,901
Net deferred income tax liability	$388,430	$728,806	$394,041	$733,659

[1]
The Hawaiian Electric deferred tax asset for 2016 includes the tax effect of the federal net operating loss carryforward of $9 million, which was utilized in 2017, and federal general business credit carryforwards of $3 million utilized in 2017, net of unrecognized federal tax benefits of $3 million due to uncertain tax positions.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Based upon historical taxable income and projections for future taxable income, management believes it is more likely than not the Company and the Utilities will realize substantially all of the benefits of the deferred tax assets. As of December 31, 2017 and 2016, valuation allowances for deferred tax benefits was nil and not significant, respectively. In 2017, the net deferred income tax liability increased primarily as a result of accelerated tax deductions taken for bonus depreciation enacted in the Protecting Americans from Tax Hikes Act of 2015. However, the December 31, 2017 balance decreased following the passage of the Tax Act as described below in "Recent tax developments".
The Utilities are included in the consolidated federal and Hawaii income tax returns of HEI and are subject to the provisions of HEI’s tax sharing agreement, which determines each subsidiary’s (or subgroup's) income tax return liabilities and refunds on a standalone basis as if it filed a separate return (or subgroup consolidated return). Consequently, although HEI consolidated did not anticipate any unutilized net operating loss (NOL) as of December 31, 2016, standalone Hawaiian Electric consolidated recognized an unutilized NOL for federal tax purposes in accordance with the HEI tax sharing agreement. In 2017, the NOL was utilized by Hawaiian Electric consolidated, which reduced the deferred tax asset associated with this NOL to nil.
The following is a reconciliation of the Company’s liability for unrecognized tax benefits for 2017, 2016 and 2015.

	HEI consolidated			Hawaiian Electric consolidated
(in millions)	2017	2016	2015	2017	2016	2015
Unrecognized tax benefits, January 1	$3.8	$3.6	$—	$3.8	$3.6	—
Additions based on tax positions taken during the year	0.9	—	—	0.4	—	—
Reductions based on tax positions taken during the year	(0.2)	(0.1)	—	(0.2)	(0.1)	—
Additions for tax positions of prior years	—	0.3	3.6	—	0.3	3.6
Reductions for tax positions of prior years	(0.5)	—	—	(0.5)	—	—
Settlements	—	—	—	—	—	—
Unrecognized tax benefits, December 31	$4.0	$3.8	$3.6	$3.5	$3.8	$3.6
At December 31, 2017 and 2016, there were $0.5 million and nil, respectively, of unrecognized tax benefits that, if recognized, would affect the Company's annual effective tax rate. As of December 31, 2017 and 2016, there were no

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

unrecognized tax benefits that, if recognized, would affect the Utilities' annual effective tax rate. The Company and Utilities believe that the unrecognized tax benefits will not significantly increase or decrease within the next 12 months.
HEI consolidated. The Company recognizes interest accrued related to unrecognized tax benefits in “Interest expense-other than on deposit liabilities and other bank borrowings” and penalties, if any, in operating expenses. In 2017, 2016 and 2015, the Company recognized approximately $0.2 million, $0.2 million and $0.1 million in interest expense. The Company had $0.5 million and $0.3 million of interest accrued as of December 31, 2017 and 2016, respectively.
Hawaiian Electric consolidated. The Utilities recognize interest accrued related to unrecognized tax benefits in “Interest expense and other charges, net” and penalties, if any, in operating expenses. In 2017, 2016 and 2015, the Utilities recognized approximately $0.08 million, $0.03 million and $0.1 million, respectively, in interest expense. Additional interest expense related to the Utilities' unrecognized tax benefits was recognized at HEI Consolidated because of the Utilities NOL position. The Utilities had $0.2 million and $0.1 million of interest accrued as of December 31, 2017 and 2016, respectively.
As of December 31, 2017, the disclosures above present the Company’s and the Utilities' accruals for potential tax liabilities, which involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts. Based on information currently available, the Company and the Utilities believe these accruals have adequately provided for potential income tax issues with federal and state tax authorities, and that the ultimate resolution of tax issues for all open tax periods will not have a material adverse effect on its results of operations, financial condition or liquidity.
IRS examinations have been completed and settled through the tax year 2011 and the statute of limitations has tolled for tax year 2013, leaving subsequent years subject to IRS examination.  The tax years 2011 and subsequent are still subject to examination by the Hawaii Department of Taxation.
Recent tax developments. On December 22, 2017, President Trump signed into law H.R. 1, originally known as the Tax Cuts and Jobs Act, as passed by Congress (Tax Act). This Tax Act is the first comprehensive change in the law since the 1986 Tax Reform Act and will impact all U.S. taxpayers. The changes for corporate taxpayers are numerous but the following summarizes the provisions that have the most impact on the Company.
Lower tax rate. For the non-regulated entities (HEI corporate and ASB), the corporate income tax rate reduction from 35% to 21% for 2018 and subsequent years had an immediate income statement impact in 2017, as all accumulated deferred income tax balances (ADIT) were adjusted to reflect the new lower rate as of the enactment date with an offsetting net charge to income tax expense. The Utilities’ excess ADIT that was related to items excluded from regulatory rate base or ratemaking was also recorded as a charge to income tax expense in 2017. However, for regulated entities such as the Utilities, the excess ADIT included in their rates is expected to be returned to customers. The method and timing of returning this benefit will be determined with the approval of the PUC.
Going forward for years after 2017, the Company will compute its income tax expense at the new 21% federal rate. The benefit of this lower rate will be reflected in the Utilities' rates, thereby passing the lower tax cost to their customers. The method and timing of adjusting rates for the new tax rate will be determined with the approval of the PUC, along with the return of excess ADIT discussed above.
100% bonus depreciation. The Tax Act allows 100% bonus depreciation through the end of 2022 for qualified property purchased and placed in service after September 27, 2017. However, the Tax Act provides that property used in the trade or business of a regulated utility (including the furnishing or selling electrical energy) is not qualified property. Thus, the Utilities have not taken any bonus depreciation on property placed in service after September 27, 2017. With respect to all other property, the Company expects to take the 100% bonus depreciation on qualified property purchased and placed in service after September 27, 2017. It is not clear what property will be grandfathered based on previous tax law, or whether property subject to written binding purchase contracts prior to September 28, 2017 will qualify for the 100% bonus depreciation. The Company has assumed that bonus depreciation does not apply in the areas that have not been clarified.
Interest expense limitation. The Tax Act generally provides a limitation on the deductibility of interest expense in excess of 30% of a business’ adjusted taxable income plus interest income. Adjusted taxable income is essentially taxable income before interest income or expense, depreciation and amortization (adjustment for depreciation and amortization phases out after 2021). This limitation does not apply to interest properly allocable to the trade or business of furnishing or selling electricity and various other regulated utility activities. Thus, the Utilities are not subject to the interest limitation.
With respect to the holding company and the bank activities, interest deductibility should not be limited by this new law since the interest income of the Bank more than offsets the interest expense allocated to the non-Utility activity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other applicable provisions. There are a number of other provisions in the Tax Act that have an impact on the Company, including the narrowing of the exclusions from taxability of certain contributions in aid of construction (CIAC), the repeal of the domestic production activities deduction (DPAD), non-deductibility of transportation fringe benefits excluded from employees income, and the increased limitation on the deductibility of executive compensation.
Staff Accounting Bulletin No. 118 (SAB No. 118). On December 22, 2017, the SEC staff issued SAB No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.
In connection with its initial analysis of the impact of the Tax Act, the Company has calculated its best estimate in accordance with its understanding of the law and guidance available as of this filing. The Company has recorded a provisional discrete net tax expense of $13.4 million ($9.2 million at the Utilities), in the period ended December 31, 2017. The provisional net expense primarily consists of the effect of the corporate rate reduction. The Act reduces the corporate tax rate to 21%, effective January 1, 2018 and results in a net deferred tax balance that is in excess of the taxes the Company expects to pay or be refunded in the future when the temporary differences creating these deferred taxes reverse. The excess related to the Utilities' deferred taxes that are expected to be refunded in rates is reclassified to a regulatory liability that will be returned to the customers prospectively. The remaining excess must be written off through deferred tax expense. Consequently the Company has recorded a provisional decrease in net deferred tax liabilities of $271.5 million ($275.7 million at the Utilities), with the corresponding net adjustment to increase deferred income tax expense of $13.4 million ($9.2 million at the Utilities) and to increase regulatory liabilities by $284.9 million.
The provisional tax impacts included in the Company’s and Utilities financial statements for the year ended December 31, 2017 may differ from the ultimate impact due to additional analysis, changes in interpretations and assumptions the Company and Utilities have made, Internal Revenue Service and Joint Committee on Taxation guidance that may be issued, and actions the Company and Utilities may take as a result of the Tax Act. The accounting is expected to be complete in 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11 · Cash flows

Years ended December 31	2017	2016	2015
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates	$83	$84	$83
Income taxes paid (including refundable credits)	55	55	75
Income taxes refunded (including refundable credits)	1	45	55
Hawaiian Electric consolidated
Interest paid to non-affiliates	63	62	61
Income taxes paid (including refundable credits)	26	1	13
Income taxes refunded (including refundable credits)	—	20	12
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment
Unpaid invoices and accruals for capital expenditures,
balance, end of period (investing)	38	84	70
Common stock dividends reinvested in HEI common stock (financing) [1]	—	17	—
Loans transferred from held for investment to held for sale (investing)	41	24	—
Real estate acquired in settlement of loans (investing)	—	1	1
Real estate transferred from property, plant and equipment to other assets held-for-sale (investing)	—	1	5
Common stock issued (gross) for director and executive/management compensation (financing)[2]	11	7	10
Obligations to fund low income housing investments, net (investing)	13	—	—
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Unpaid invoices and accruals for capital expenditures,
balance, end of period (investing)	38	84	70
HEI Consolidated and Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	18	28	3
Refinancing of long-term debt (financing)	—	—	47

[1]	The amounts shown represents common stock dividends reinvested in HEI common stock under the HEI DRIP in noncash transactions.
2 The amounts shown represent the market value of common stock issued for director and executive/management compensation and withheld to satisfy statutory tax liabilities.

12 · Regulatory restrictions on net assets
As of December 31, 2017, the Utilities could not transfer approximately $755 million of net assets to HEI in the form of dividends, loans or advances without PUC approval.
ASB is required to notify the FRB and OCC prior to making any capital distribution (including dividends) to HEI (through ASB Hawaii). Generally, the FRB and OCC may disapprove or deny ASB’s request to make a capital distribution if the proposed distribution will cause ASB to become undercapitalized, or the proposed distribution raises safety and soundness concerns, or the proposed distribution violates a prohibition contained in any statute, regulation or agreement between ASB and the OCC. As of December 31, 2017, in order to maintain its “well-capitalized” position, ASB could not transfer approximately $441 million of net assets to HEI.
HEI management expects that the regulatory restrictions will not materially affect the operations of the Company nor HEI’s ability to pay common stock dividends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13 · Significant group concentrations of credit risk
Most of the Company’s business activity is with customers located in the State of Hawaii.
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

14 · Fair value measurements
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
Investment securities. The fair value of ASB’s investment securities is determined quarterly through pricing obtained from independent third-party pricing services or from brokers not affiliated with the trade. Non-binding broker quotes are infrequent and generally occur for new securities that are settled close to the month-end pricing date. The third-party pricing vendors ASB uses for pricing its securities are reputable firms that provide pricing services on a global basis and have processes in place to ensure quality and control. The third-party pricing services use a variety of methods to determine the fair value of securities that fall under Level 2 of ASB’s fair value measurement hierarchy. Among the considerations are quoted prices for similar securities in an active market, yield spreads for similar trades, adjustments for liquidity, size, collateral characteristics, historic and generic prepayment speeds, and other observable market factors.
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
Loans held for sale. Residential and commercial loans are carried at the lower of cost or market and are valued using market observable pricing inputs, which are derived from third party loan sales and, therefore, are classified within Level 2 of the valuation hierarchy.
Loans held for investment. Fair value of loans held for investment is derived using a discounted cash flow approach which includes an evaluation of the underlying loan characteristics. The valuation model uses loan characteristics which includes product type, maturity dates, and the underlying interest rate of the portfolio. This information is input into the valuation models along with various forecast valuation assumptions including prepayment forecasts, to determine the discount rate. These assumptions are derived from internal and third party sources. Since the valuation is derived from model-based techniques, ASB includes loans held for investment within Level 3 of the valuation hierarchy.
Impaired loans. At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Fair value is determined primarily by using an income, cost, or market approach and is normally provided through appraisals. Impaired loans carried at fair value generally receive specific allocations within the allowance for loan losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Generally, impaired loans are evaluated quarterly for additional impairment and adjusted accordingly.
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
Mortgage servicing rights. Mortgage servicing rights (MSRs) are capitalized at fair value based on market data at the time of sale and accounted for in subsequent periods at the lower of amortized cost or fair value. MSRs are evaluated for impairment at each reporting date. ASB's MSRs are stratified based on predominant risk characteristics of the underlying loans including loan type and note rate. For each stratum, fair value is calculated by discounting expected net income streams using discount rates that reflect industry pricing for similar assets. Expected net income streams are estimated based on industry assumptions regarding prepayment expectations and income and expenses associated with servicing residential mortgage loans for others. Impairment is recognized through a valuation allowance for each stratum when the carrying amount exceeds fair value, with any associated provision recorded as a component of loan servicing fees included in "Revenues - bank" in the consolidated statements of income. A direct write-down is recorded when the recoverability of the valuation allowance is deemed to be unrecoverable. ASB compares the fair value of MSRs to an estimated value calculated by an independent third-party. The third-party relies on both published and unpublished sources of market related assumptions and their own experience and expertise to arrive at a value. ASB uses the third-party value only to assess the reasonableness of its own estimate.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
December 31, 2017
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,401,198	$—	$1,385,771	$15,427	$1,401,198
Held-to-maturity investment securities	44,515	—	44,412	—	44,412
Stock in Federal Home Loan Bank	9,706	—	9,706	—	9,706
Loans receivable, net	4,628,381	—	11,254	4,770,497	4,781,751
Mortgage servicing rights	8,639	—	—	12,052	12,052
Derivative assets	17,812	—	393	—	393
Hawaiian Electric consolidated
Derivative assets-window forward contracts	3,240	—	256	—	256
Financial liabilities
HEI consolidated
Deposit liabilities	5,890,597	—	5,884,071	—	5,884,071
Short-term borrowings—other than bank	117,945	—	117,945	—	117,945
Other bank borrowings	190,859	—	190,829	—	190,829
Long-term debt, net—other than bank	1,683,797	—	1,813,295	—	1,813,295
Derivative liabilities	13,562	20	10	—	30
Hawaiian Electric consolidated
Short-term borrowings	4,999	—	4,999	—	4,999
Long-term debt, net	1,368,479	—	1,497,079	—	1,497,079
December 31, 2016
Financial assets
HEI consolidated
Money market funds	$13,085	$—	$13,085	$—	$13,085
Available-for-sale investment securities	1,105,182	—	1,089,755	15,427	1,105,182
Stock in Federal Home Loan Bank	11,218	—	11,218	—	11,218
Loans receivable, net	4,701,977	—	13,333	4,839,493	4,852,826
Mortgage servicing rights	9,373	—	—	13,216	13,216
Derivative assets	23,578	—	453	—	453
Financial liabilities
HEI consolidated
Deposit liabilities	5,548,929	—	5,546,644	—	5,546,644
Other bank borrowings	192,618	—	193,991	—	193,991
Long-term debt, net—other than bank	1,619,019	—	1,704,717	—	1,704,717
Derivative liabilities	53,852	129	823	—	952
Hawaiian Electric consolidated
Long-term debt, net	1,319,260	—	1,399,490	—	1,399,490
Derivative liabilities—window forward contracts	20,734	—	743	—	743

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

December 31	2017			2016
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds (“other” segment)	$—	$—	$—	$—	$13,085	$—
Available-for-sale investment securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$1,201,473	$—	$—	$897,474	$—
U.S. Treasury and federal agency obligations	—	184,298	—	—	192,281	—
Mortgage revenue bond	—	—	15,427	—	—	15,427
	$—	$1,385,771	$15,427	$—	$1,089,755	$15,427
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$133	$—	$—	$445	$—
Forward commitments (bank segment)[1]	—	4	—	—	8	—
Window forward contracts (electric utility segment)[2]	—	256	—	—	—	—
	$—	$393	$—	$—	$453	$—
Derivative liabilities
Interest rate lock commitments (bank segment)[1]	$—	$2	$—	$—	$24	$—
Forward commitments (bank segment)[1]	20	8	—	129	56	—
Window forward contracts (electric utility segment)[2]	—	—	—	—	743	—
	$20	$10	$—	$129	$823	$—

[1]	Derivatives are carried at fair value with changes in value reflected in the balance sheet in other assets or other liabilities and included in mortgage banking income.

[2]	Derivatives are included in regulatory assets and/or liabilities in the balance sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2017 and 2016.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	2017	2016
Mortgage revenue bond
Balance, January 1	$15,427	$—
Principal payments received	—	—
Purchases	—	15,427
Unrealized gain (loss) included in other comprehensive income	—	—
Balance, December 31	$15,427	$15,427
ASB holds one mortgage revenue bond issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of December 31, 2017, the weighted average discount rate was 3.048% which was derived by incorporating a credit spread over the one month LIBOR rate. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.
Fair value measurements on a nonrecurring basis.  Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. The carrying value of assets measured at fair value on a nonrecurring

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

basis were as follows:

		Fair value measurements using
(in thousands)	Balance	Level 1	Level 2	Level 3
December 31, 2017
Loans	$2,621	$—	$—	$2,621
December 31, 2016
Loans	2,767	—	—	2,767
Real estate acquired in settlement of loans	1,189	—	—	1,189
For 2017 and 2016, there were no adjustments to fair value for ASB’s loans held for sale.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value (1)
(dollars in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
December 31, 2017
Residential loans	$613	Fair value of collateral	Appraised value less 7% selling cost	71-92%	84%
Commercial loans	2,008	Fair value of collateral	Appraised value	71-76%	75%
Total loans	$2,621
December 31, 2016
Residential loans	$2,468	Sales price	Sales price	95-100%	97%
Residential loans	$287	Fair value of property or collateral	Appraised value less 7% selling cost	42-65%	61%
Home equity lines of credit	12	Fair value of property or collateral	Appraised value less 7% selling cost		N/A (2)
Total loans	$2,767

Real estate acquired in settlement of loans	$1,189	Fair value of property or collateral	Appraised value less 7% selling cost	100%	100%

(1)	Represent percent of outstanding principal balance.

(2)	N/A - Not applicable. There is one loan in each fair value measurement type.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15 · Termination of proposed merger and other matters
On December 3, 2014, HEI, NextEra Energy, Inc. (NEE) and two subsidiaries of NEE entered into an Agreement and Plan of Merger (the Merger Agreement), under which Hawaiian Electric was to become a subsidiary of NEE. The Merger Agreement contemplated that, prior to the Merger, HEI would distribute to its shareholders all of the common stock of ASB Hawaii, Inc. (ASB Hawaii), the parent company of ASB (such distribution referred to as the Spin-Off).
The closing of the Merger was subject to various conditions, including receipt of regulatory approval from the PUC. In July 2016: (1) the PUC dismissed the NEE and Hawaiian Electric's application requesting approval of the proposed Merger, (2) NEE terminated the Merger Agreement, (3) pursuant to the terms of the Merger Agreement, NEE paid HEI a $90 million termination fee and $5 million for the reimbursement of expenses associated with the transaction. In 2016, the Company recognized $60 million of net income ($2 million of net loss in each of the first and second quarters and $64 million of net income in the third quarter), comprised of the termination fee ($55 million), reimbursements of expenses from NEE and insurance ($3 million), and additional tax benefits on the previously non-tax-deductible merger- and spin-off-related expenses incurred through June 30, 2016 ($8 million), less merger- and spin-off-related expenses incurred in 2016 ($6 million) (all net of tax impacts). In 2015, the Company recognized $16 million of merger- and spin-off-related expenses ($5 million in the first quarter, $7 million in the second quarter and $2 million in each of the third and fourth quarters), net of tax impacts. In 2014, the Company recognized merger- and spin-off-related expenses of $5 million, net of tax impacts, primarily in the fourth quarter. The Spin-Off of ASB Hawaii was cancelled as it was cross-conditioned on the merger consummation.
In May 2016, the Utilities had filed an application for approval of an LNG supply and transport agreement and LNG-related capital equipment, which application was conditioned on the PUC’s approval of the proposed Merger. Subsequently, the Utilities terminated the agreement and withdrew the application. In 2016, Hawaiian Electric recognized expenses related to the terminated LNG agreement of $1 million, net of tax benefits, in each of the first and second quarters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16 · Quarterly information (unaudited)
Selected quarterly information was as follows:

	Quarters ended				Years ended
(in thousands, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31	December 31
HEI consolidated
2017[1]
Revenues	$591,562	$632,281	$673,185	$658,597	$2,555,625
Operating income	67,862	75,896	109,545	84,988	338,291
Net income	34,666	39,134	60,544	32,843	167,187
Net income for common stock	34,193	38,661	60,073	32,370	165,297
Basic earnings per common share [3]	0.31	0.36	0.55	0.30	1.52
Diluted earnings per common share [4]	0.31	0.36	0.55	0.30	1.52
Dividends per common share	0.31	0.31	0.31	0.31	1.24
2016[2]
Revenues	$550,960	$566,244	$646,055	$617,395	$2,380,654
Operating income	68,851	85,455	105,442	88,427	348,175
Net income	32,825	44,601	127,613	45,107	250,146
Net income for common stock	32,352	44,128	127,142	44,634	248,256
Basic earnings per common share [3]	0.30	0.41	1.17	0.41	2.30
Diluted earnings per common share [4]	0.30	0.41	1.17	0.41	2.29
Dividends per common share	0.31	0.31	0.31	0.31	1.24
Hawaiian Electric consolidated
2017[5]
Revenues	$518,611	$556,875	$598,769	$583,311	$2,257,566
Operating income	48,938	55,047	87,076	66,460	257,521
Net income	21,964	26,143	47,985	25,854	121,946
Net income for common stock	21,465	25,644	47,487	25,355	119,951
2016
Revenues	482,052	495,395	572,253	544,668	2,094,368
Operating income	55,326	70,686	89,812	68,644	284,468
Net income	25,866	36,356	47,472	34,618	144,312
Net income for common stock	25,367	35,857	46,974	34,119	142,317
Note: HEI owns all of Hawaiian Electric's common stock, therefore per share data for Hawaiian Electric is not meaningful.

[1]
In the fourth quarter of 2017, the Company recorded a $14.2 million adjustment, primarily to reduce deferred tax net asset balances (not accounted for under Utility regulatory ratemaking) to reflect the lower rates enacted by the Tax Act. Also included in this adjustment is $0.7 million (net of tax) of non-executive bonuses paid by ASB related to the enactment of federal tax reform. See below for the impact of the Utilities lower RAM revenues due to the expiration of the 2013 settlement agreement.

[2]
In the third quarter of 2016, HEI received a $90 million termination fee from NEE and in 2016 received and incurred other merger and spin-off-related amounts (see Note 15 to the Consolidated Financial Statements). For the first quarter of 2016, second quarter of 2016 and third quarter of 2016, the Company recorded merger- and spin-off-related income/(expenses), net of tax impacts of $(2) million, $(2) million and $64 million, respectively.

[3]	The quarterly basic earnings per common share are based upon the weighted-average number of shares of common stock outstanding in each quarter.

[4]	The quarterly diluted earnings per common share are based upon the weighted-average number of shares of common stock outstanding in each quarter plus the dilutive incremental shares at quarter end.

[5]
In the fourth quarter of 2017, Hawaiian Electric consolidated recorded a $9.2 million adjustment to reduce deferred tax net asset balances (not accounted for under regulatory ratemaking) to reflect the lower rates enacted by the Tax Act. In the first five months of 2017, the Utilities recorded lower RAM revenues due to the expiration of the 2013 settlement agreement that allowed the accrual of RAM revenues on January 1 (vs. June 1) for years 2014 to 2016 at Hawaiian Electric. For the first and second quarters of 2017, the Utilities recorded lower revenues of $12 million ($7 million, net of tax impacts) and $8 million ($4 million, net of tax impacts) due to this RAM lag, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Condensed Consolidated Statements of Cash Flows error. Subsequent to the issuance of interim Condensed Consolidated Financial Statements (unaudited) for the quarter ended September 30, 2017, the Company and the Utilities identified an error within their previously reported interim Condensed Consolidated Statements of Cash Flows (unaudited). The timing of certain capital expenditure payments that had retainage balances or were related to certain capitalized amounts were not reflected timely. The Company and the Utilities have evaluated the effect of the error, both qualitatively and quantitatively, and concluded that it is immaterial to their respective previously issued condensed consolidated financial statements, and will correct prospectively in subsequent quarterly filings. For the nine months ended September 30, 2017, six months ended June 30, 2017 and three months ended March 31, 2017, the correction of this error will result in an increase (decrease) in Net Cash Provided by Operating Activities (impacting the change in Accounts, Interest and Dividends Payable for the Company and Accounts Payable for the Utilities) of $33 million, ($7 million) and ($42 million), respectively, and an increase (decrease) in Capital Expenditures and Net Cash Used in Investing Activities of ($33 million), $7 million and $42 million, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
HEI and Hawaiian Electric: None

ITEM 9A.	CONTROLS AND PROCEDURES
HEI:
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Constance H. Lau, HEI Chief Executive Officer (CEO), and Gregory C. Hazelton, HEI Chief Financial Officer (CFO), have evaluated the disclosure controls and procedures of HEI as of December 31, 2017. Based on their evaluation, as of December 31, 2017, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Hawaiian Electric:
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Alan M. Oshima, Hawaiian Electric CEO, and Tayne S. Y. Sekimura, Hawaiian Electric CFO, have evaluated the disclosure controls and procedures of Hawaiian Electric as of December 31, 2017. Based on their evaluation, as of December 31, 2017, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by Hawaiian Electric in reports Hawaiian Electric files or submits under the Securities Exchange Act of 1934:

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
Management conducted an evaluation of the effectiveness of Hawaiian Electric’s internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO. Based on this evaluation, management has concluded that Hawaiian Electric’s internal control over financial reporting was effective as of December 31, 2017.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
HEI and Hawaiian Electric: None
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
HEI:
Information regarding HEI's executive officers is provided in the "Executive Officers of the Registrant" section following Item 4 of this report.
The remaining information required by this Item 10 for HEI is incorporated herein by reference to the following sections in HEI's 2018 Proxy Statement:

•	“Nominees for Class I directors whose terms expire at the 2021 Annual Meeting”

•	“Continuing Class II directors whose terms expire at the 2019 Annual Meeting”

•	“Continuing Class III directors whose terms expire at the 2020 Annual Meeting”

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
Section 16(a) beneficial ownership reporting compliance
Information required to be reported under this caption is incorporated herein by reference to the “Stock Ownership Information-Section 16(a) Beneficial Ownership Reporting Compliance” section in HEI's 2018 Proxy Statement.
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
HEI:
The information required by this Item 11 for HEI is incorporated herein by reference to the information relating to executive and director compensation in HEI's 2018 Proxy Statement.
Hawaiian Electric:
The information required by this Item 11 for Hawaiian Electric is incorporated herein by reference to:

•	Pages 8 to 31 of Hawaiian Electric Exhibit 99.1 to this Form 10-K;

•	The discussion of “2016-18 Long-Term Incentive Plan” at pages 15-16 of Hawaiian Electric’s Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2016; and

•	Information concerning compensation paid to directors of Hawaiian Electric who are also directors of HEI under the section of HEI's 2018 Proxy Statement entitled, “Director Compensation.”
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

HEI:
The information required to be reported under this caption for HEI is incorporated herein by reference to the “Compensation Committee Interlocks and Insider Participation” section in HEI's 2018 Proxy Statement.
Hawaiian Electric:
The information required to be reported under this caption for Hawaiian Electric is incorporated herein by reference to page 21 of Hawaiian Electric Exhibit 99.1.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
HEI:
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The information required by this Item 12 for HEI is incorporated herein by reference to the “Stock Ownership Information-Security Ownership of Certain Beneficial Owners” section in HEI's 2018 Proxy Statement.
Equity Compensation Plan Information
Information as of December 31, 2017 about HEI Common Stock that may be issued under all of the Company’s equity compensation plans was as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by shareholders	351,191	$—	3,000,172
Equity compensation plans not approved by shareholders	—	—	—
Total	351,191	$—	3,000,172
(1)This column includes the number of shares of HEI Common Stock which may be issued under the Revised and Amended HEI 2010 Equity Incentive Plan (amended EIP) on account of awards outstanding as of December 31, 2017, including:

EIP
137,186	Restricted stock units plus estimated compounded dividend equivalents (if applicable) *
214,005	Shares to be issued in February 2020 under the 2017-2019 LTIP plus compounded dividend equivalents
351,191

*
Under the amended EIP as of December 31, 2017, RSUs count as one share against shares available for issuance less estimated shares withheld for taxes under net share settlement which again become available for the issuance of new shares on a one-to-one basis.

(2)
This represents the number of shares available as of December 31, 2017 for future awards, including 2,914,744 shares available for future awards under the amended EIP and 85,428 shares available for future awards under the 2011 Nonemployee Director Plan.

Hawaiian Electric:
The information required by this Item 12 for Hawaiian Electric is incorporated herein by reference to pages 34 to 35 of Hawaiian Electric Exhibit 99.1.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
HEI:
The information required by this Item 13 for HEI is incorporated herein by reference to the sections relating to related person transactions and director independence in HEI's 2018 Proxy Statement.
Hawaiian Electric:
The information required by this Item 13 for Hawaiian Electric is incorporated herein by reference to pages 35 to 36 of Hawaiian Electric Exhibit 99.1.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
HEI:
The information required by this Item 14 for HEI is incorporated herein by reference to the relevant information in the Audit Committee Report in HEI's 2018 Proxy Statement (but no other part of the “Audit Committee Report” is incorporated herein by reference).
Hawaiian Electric:
The information required by this Item 14 for Hawaiian Electric is incorporated herein by reference to page 37 of Hawaiian Electric Exhibit 99.1.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial statements
See Item 8 for the Consolidated Financial Statements of HEI and Hawaiian Electric.
(a)(2) and (c) Financial statement schedules
The following financial statement schedules for HEI and Hawaiian Electric are included in this report on the pages indicated below:

		Page/s in Form 10-K
		HEI	Hawaiian Electric
Schedule I	Condensed Financial Information of Registrant, Hawaiian Electric Industries, Inc. (Parent Company) at December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015	187-189	NA
Schedule II	Valuation and Qualifying Accounts, Hawaiian Electric Industries, Inc. and subsidiaries and Hawaiian Electric Company, Inc. and subsidiaries for the years ended December 31, 2017, 2016 and 2015	191	191
NA Not applicable.
Certain schedules, other than those listed, are omitted because they are not required, or are not applicable, or the required information is shown in the Consolidated Financial Statements.

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED BALANCE SHEETS

December 31	2017	2016
(dollars in thousands)
Assets
Cash and cash equivalents	$11,702	$14,924
Accounts receivable	2,347	3,788
Property, plant and equipment, net	3,910	4,143
Deferred income tax assets	8,710	17,280
Other assets	15,480	9,858
Investments in subsidiaries, at equity	2,466,342	2,383,405
Total assets	$2,508,491	$2,433,398
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$561	$379
Interest payable	2,319	1,735
Notes payable to subsidiaries	1,918	5,373
Commercial paper	62,993	—
Short-term debt, net	49,953	—
Long-term debt, net	249,588	299,759
Retirement benefits liability	31,518	33,939
Other	12,255	25,460
Total liabilities	411,105	366,645
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 108,787,807 shares and 108,583,413 shares at December 31, 2017 and 2016, respectively	1,662,491	1,660,910
Retained earnings	476,836	438,972
Accumulated other comprehensive loss	(41,941)	(33,129)
Total shareholders' equity	2,097,386	2,066,753
Total liabilities and shareholders' equity	$2,508,491	$2,433,398

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF INCOME

Years ended December 31	2017	2016	2015
(in thousands)
Revenues	$798	$647	$327
Equity in net income of subsidiaries	187,097	199,485	190,033
Expenses:
Operating, administrative and general	17,697	18,701	34,350
Depreciation of property, plant and equipment	548	566	576
Taxes, other than income taxes	496	4,726	440
Total expenses	18,741	23,993	35,366
Income before merger termination fee, interest expense and income (taxes) benefits	169,154	176,139	154,994
Merger termination fee	—	90,000	—
Income before interest expense and income (taxes) benefits	169,154	266,139	154,994
Interest expense	9,389	9,037	10,788
Income before income (taxes) benefits	159,765	257,102	144,206
Income (taxes) benefits	5,532	(8,846)	15,671
Net income	$165,297	$248,256	$159,877

HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
STATEMENTS OF COMPREHENSIVE INCOME
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Incorporated by reference are HEI and Subsidiaries’ Statements of Consolidated Comprehensive Income and Consolidated Statements of Changes in Shareholders’ Equity in Part II, Item 8.

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31	2017	2016	2015
(in thousands)
Net cash provided by operating activities	$99,600	$191,710	$98,119
Cash flows from investing activities
Increase in note receivable from subsidiary	(70,000)	—	—
Decrease in note receivable from subsidiary	66,391	—	—
Capital expenditures	(317)	(212)	(173)
Investments in subsidiaries	(22,353)	(24,000)	—
Other	(177)	1	—
Net cash used in investing activities	(26,456)	(24,211)	(173)
Cash flows from financing activities
Net increase (decrease) in notes payable to subsidiaries with original maturities of three months or less	98	(618)	87
Net increase (decrease) in short-term borrowings with original maturities of three months or less	62,993	(103,063)	(15,909)
Proceeds from issuance of short-term debt	125,000	—	—
Repayment of short-term debt	(75,000)	—	—
Proceeds from issuance of long-term debt	150,000	75,000	—
Repayment of long-term debt	(200,000)	(75,000)	—
Withheld shares for employee taxes on vested share-based compensation	(3,828)	(2,416)	(3,260)
Net proceeds from issuance of common stock	—	13,220	104,435
Common stock dividends	(134,873)	(117,274)	(131,765)
Other	(756)	2,460	3,306
Net cash used in financing activities	(76,366)	(207,691)	(43,106)
Net increase (decrease) in cash and equivalents	(3,222)	(40,192)	54,840
Cash and cash equivalents, January 1	14,924	55,116	276
Cash and cash equivalents, December 31	$11,702	$14,924	$55,116

NOTES TO CONDENSED FINANCIAL INFORMATION

The “Notes to Consolidated Financial Statements” in Part II, Item 8 should be read in conjunction with the above HEI (Parent Company) financial statements. All HEI subsidiaries are reflected in the Condensed Financial Statements under the equity method.
Long-term debt
The components of long-term debt, net, were as follows:

December 31	2017	2016
(dollars in thousands)
HEI 2.99% term loan, due 2022	$150,000	$—
HEI 5.67% senior note, due 2021	50,000	50,000
HEI 3.99% senior note, due 2023	50,000	50,000
HEI Term loans (LIBOR + 0.75%), paid in 2017	—	200,000
Less unamortized debt issuance costs	(412)	(241)
Long-term debt, net	$249,588	$299,759
The aggregate payments of principal required within five years after December 31, 2017 on long-term debt are nil in 2018, 2019 and 2020 and $50 million in 2021 and $150 million in 2022.
Indemnities
As of December 31, 2017, HEI has a General Agreement of Indemnity in favor of both Liberty Mutual Insurance Company (Liberty) and Travelers Casualty and Surety Company of America (Travelers) for losses in connection with any and all bonds, undertakings or instruments of guarantee and any renewals or extensions thereof executed by Liberty or Travelers, including, but not limited to, a $0.2 million self-insured United States Longshore & Harbor bond and a $0.6 million self-insured automobile bond.
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
Dividends from HEI subsidiaries
In 2017, 2016 and 2015, cash dividends received from subsidiaries were $125 million, $130 million and $121 million, respectively.
Supplemental disclosures of noncash activities
In 2017, 2016 and 2015, $2.8 million, $2.3 million and $2.3 million, respectively, of HEI accounts receivable from ASB Hawaii were reduced with a corresponding reduction in HEI notes payable to ASB Hawaii in noncash transactions.
In 2017, 2016 and 2015, $2.8 million, $2.3 million and $0.3 million, respectively, were contributed as equity by HEI into ASB Hawaii with a corresponding increase in HEI notes payable to ASB Hawaii in noncash transactions.
In 2017, $3.6 million of HEI notes receivable from Hamakua Energy, LLC were converted to equity in a noncash transaction.
Under the HEI DRIP, common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to nil, $17 million and nil in 2017, 2016 and 2015, respectively. From March 6, 2014 through January 5, 2016, and from December 7, 2016 to date, HEI satisfied the share purchase requirements of the DRIP through open market purchases of its common stock rather than new issuances.

Hawaiian Electric Industries, Inc. and subsidiaries
and Hawaiian Electric Company, Inc. and subsidiaries
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2017, 2016 and 2015

Col. A	Col. B	Col. C				Col. D		Col. E
(in thousands)		Additions
Description	Balance at begin- ning of period	Charged to costs and expenses		Charged to other accounts		Deductions		Balance at end of period
2017
Allowance for uncollectible accounts – electric utility	$1,121	$1,810		$785	(a)	$2,538	(b),(c)	$1,178
Allowance for uncollectible interest – bank	$1,834	$—		$—		$1,467		$367
Allowance for losses for loans receivable – bank	$55,533	$10,901	(d)	$4,016	(a)	$16,813	(b)	$53,637
Deferred tax valuation allowance – HEI	$38	$—		$—		$38		$—
2016
Allowance for uncollectible accounts – electric utility	$1,699	$2,383		$877	(a)	$3,838	(b),(c)	$1,121
Allowance for uncollectible interest – bank	$1,679	$—		$155		$—		$1,834
Allowance for losses for loans receivable – bank	$50,038	$16,763	(d)	$2,977	(a)	$14,245	(b)	$55,533
Deferred tax valuation allowance – HEI	$54	$—		$—		$16		$38
2015
Allowance for uncollectible accounts – electric utility	$1,959	$3,653		$977	(a)	$4,890	(b),(c)	$1,699
Allowance for uncollectible interest – bank	$1,514	$—		$165		$—		$1,679
Allowance for losses for loans receivable – bank	$45,618	$6,275	(d)	$4,571	(a)	$6,426	(b)	$50,038
Allowance for mortgage-servicing assets – bank	$209	$—		$(205)		$4		$—
Deferred tax valuation allowance – HEI	$45	$9		$—		$—		$54

(a)	Primarily recoveries.

(b)	Bad debts charged off.

(c)	Reclass of allowance for one customer account into other long term assets in 2017, 2016 and 2015 were $841, $1,790 and $2,303, respectively.

(d)	Represents provision for loan loss.

(a)(3) and (b) Exhibits
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

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
HEI:
	3(i)	HEI’s Amended and Restated Articles of Incorporation.	8-K	1-8503	3(i)	5/6/09
	3(ii)	Amended and Restated Bylaws of HEI as last amended May 9, 2011.	8-K	1-8503	3(ii)	5/11/11
	4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HEI and its subsidiaries.	10-K	1-8503	4.1	3/31/93
	4.2	Master Note Purchase Agreement among HEI and the Purchasers thereto, dated March 24, 2011.	8-K	1-8503	4(a)	3/28/11
	4.2(a)	First Supplement to Note Purchase Agreement among HEI and the Purchasers thereto, dated March 6, 2013.	8-K	1-8503	4(a)	3/6/13
	4.3	Hawaiian Electric Industries Retirement Savings Plan, restatement effective January 1, 2013.	10-K	1-8503	4.5	2/19/13
	4.4	Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company, as Trustee	10-Q	1-8503	4	11/8/12
	4.4(a)	Letter Amendment effective November 28, 2012 to Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.6(a)	2/19/13
	4.4(b)	Letter Amendment effective October 1, 2014 to Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	11/6/14
	4.4(c)	First Amendment to Master Trust Agreement (dated as of September 4, 2012) effective March 1, 2015 between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	5/6/15
*	4.4(d)	Letter Amendment effective August 3, 2015 to Master Trust Agreement (dated as of September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.
	4.4(e)	Letter Amendment effective August 15, 2017 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	11/2/17
*	4.4(f)	Second Amendment effective January 1, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.
*	4.4(g)	Letter of Direction effective January 2, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.
	4.5	Hawaiian Electric Industries, Inc. Dividend Reinvestment and Stock Purchase Plan, as amended and restated effective October 5, 2017.	S-3	333- 220842	4.3	10/5/17
	4.6	American Savings Bank 401(k) Plan, restatement effective January 1, 2013.	10-K	1-8503	4.8	2/19/13
	4.6(a)	Amendment 2013-1 to the American Savings Bank 401(k) Plan, effective January 1, 2014.	10-K	1-8503	4.7(a)	2/23/16
	10.1	Conditions for the Merger and Corporate Restructuring of Hawaiian Electric Company, Inc. dated September 23, 1982.	10-K	1-8503	10.1	2/28/07
	10.2	Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988, between HEI, HEIDI and the Federal Savings and Loan Insurance Corporation (by the Federal Home Loan Bank of Seattle).	8-K	1-8503	(28)-2	5/26/88**
	10.3	OTS letter regarding release from Part II.B. of the Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988.	10-K	1-8503	10.3(a)	3/31/93

Exhibit no.	Description	Form	File Number	Exhibit #	Filing date
HEI Exhibits 10.4 through 10.21 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this report. HEI Exhibits 10.4 through 10.19 are also management contracts or compensatory plans or arrangements with Hawaiian Electric participants.

10.4	HEI Executive Incentive Compensation Plan amended as of February 4, 2013.	10-K	1-8503	10.4	2/19/13
10.5	HEI Executives’ Deferred Compensation Plan.	10-Q	1-8503	10.2	11/5/08
10.6	Hawaiian Electric Industries, Inc. 2010 Equity and Incentive Plan, as amended and restated November 16, 2010.	10-K	1-8503	10.6	2/18/11
10.7	Hawaiian Electric Industries, Inc. 2010 Equity and Incentive Plan, as amended and restated February 14, 2014.	Proxy (DEF 14A)	1-8503	Appendix D	3/25/14
10.7(a)	Form of Non-Qualified Stock Option Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.4	5/11/10
10.7(b)	Form of Stock Appreciation Right Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.5	5/11/10
10.7(c)	Form of Restricted Shares Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.6	5/11/10
10.7(d)	Form of Performance Shares Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.7	5/11/10
10.7(e)	Form of Restricted Stock Unit Agreement, amended as of December 15, 2016, pursuant to 2010 Equity and Incentive Plan, as amended and restated February 14, 2014.	10-K	1-8503	10.7(e)	2/24/17
10.8	HEI Long-Term Incentive Plan amended as of February 4, 2013.	10-K	1-8503	10.8	2/19/13
10.9	HEI Supplemental Executive Retirement Plan amended and restated as of January 1, 2009.	10-Q	1-8503	10.3	11/5/08
10.9(a)	Amendments to the HEI Supplemental Executive Retirement Plan Freezing Benefit Accruals Effective December 31, 2008.	10-K	1-8503	10.9(a)	2/27/09
10.10	HEI Excess Pay Plan amended and restated as of January 1, 2009.	10-K	1-8503	10.10	2/27/09
10.10(a)	HEI Excess Pay Plan Addendum for Constance H. Lau.	10-K	1-8503	10.10(a)	2/27/09
10.10(b)	Amendment No. 1 dated December 13, 2010 to January 1, 2009 Restatement of HEI Excess Pay Plan.	10-K	1-8503	10.10(c)	2/19/13
10.11	Form of Change in Control Agreement.	10-K	1-8503	10.11	2/27/09
10.12	Nonemployee Director Retirement Plan, effective as of October 1, 1989.	10-K	1-8503	10.15	3/27/90**
10.13	HEI 2011 Nonemployee Director Stock Plan.	Proxy (DEF 14A)	1-8503	Appendix A	3/21/11
10.14	Nonemployee Director’s Compensation Schedule effective January 1, 2017.	10-K	1-8503	10.14	2/24/17
10.15	HEI Non-Employee Directors’ Deferred Compensation Plan.	10-Q	1-8503	10.5	11/5/08
10.16	Executive Death Benefit Plan of HEI and Participating Subsidiaries restatement effective as of January 1, 2009.	10-Q	1-8503	10.6	11/5/08
10.16(a)	Resolution of the Compensation Committee of the Board of Directors of Hawaiian Electric Industries, Inc. Re: Adoption of Amendment No. 1 to January 1, 2009 Restatement of the Executive Death Benefit Plan.	10-Q	1-8503	10.1	11/5/09
10.17	Severance Pay Plan for Merit Employees of HEI and affiliates, restatement effective as of January 1, 2009.	10-K	1-8503	10.17	2/27/09
10.18	Hawaiian Electric Industries Deferred Compensation Plan adopted on December 13, 2010.	10-K	1-8503	10.18	2/18/11
10.19	Form of Indemnity Agreement (HEI, Hawaiian Electric and ASB with their respective directors and HEI with certain of its senior officers).	10-Q	1-8503	10.1	11/8/12
10.20	American Savings Bank Select Deferred Compensation Plan (Restatement Effective January 1, 2009).	10-Q	1-8503	10.7	11/5/08
10.20(a)	Amendment No. 1 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 30, 2009.	10-K	1-8503	10.20(a)	2/23/16
10.20(b)	Amendment No. 2 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 29, 2010.	10-K	1-8503	10.20(b)	2/23/16

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
	10.20(c)	Amendment No. 3 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 3, 2014.	10-K	1-8503	10.20(c)	2/23/16
*	10.20(d)	Amendment No. 4 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 4, 2017.
	10.21	American Savings Bank Supplemental Executive Retirement, Disability, and Death Benefit Plan, effective January 1, 2009.	10-Q	1-8503	10.8	11/5/08
	10.21(a)	Amendments to the American Savings Bank Supplemental Executive Retirement, Disability, and Death Benefit Plan Freezing Benefit Accruals Effective December 31, 2008.	10-K	1-8503	10.19(b)	2/27/09
	10.22	Second Amended and Restated Credit Agreement, dated as of June 30, 2017, among HEI, as Borrower, the Lenders Party Thereto and Wells Fargo Bank, National Association, as Syndication Agent, and Bank of America, N.A., MUFG Union Bank, N.A., Barclays Bank PLC, U.S. Bank National Association and Bank of Hawaii as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, and JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Runners.	10-Q	1-8503	10.1	8/3/17
*	11	HEI - Computation of Earnings per Share of Common Stock.
*	12.1	HEI - Computation of Ratio of Earnings to Fixed Charges.
*	21.1	HEI - Subsidiaries of the Registrant.
*	23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).
*	23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
*	31.1	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer).
*	31.2	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Gregory C. Hazelton (HEI Chief Financial Officer).
*	32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350.
*	101.INS	XBRL Instance Document.
*	101.SCH	XBRL Taxonomy Extension Schema Document.
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Hawaiian Electric:
	3(i).1	Hawaiian Electric’s Certificate of Amendment of Articles of Incorporation.	10-K	1-4955	3.1	3/31/89
	3(i).2	Articles of Amendment to Hawaiian Electric’s Amended Articles of Incorporation.	10-K	1-4955	3.1(b)	3/27/90**
	3(i).3	Articles of Amendment to Hawaiian Electric’s Amended Articles of Incorporation.	10-K	1-4955	3(i).4	3/23/99
	3(i).4	Articles of Amendment amending Article V of Hawaiian Electric’s Amended Articles of Incorporation effective August 6, 2009.	10-Q	1-4955	3(i).4	8/7/09
	3(ii)	Hawaiian Electric’s Amended and Restated Bylaws (as last amended August 6, 2010).	8-K	1-4955	3(ii)	8/9/10
	4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of Hawaiian Electric, Hawaii Electric Light and Maui Electric	10-K	1-4955	4.1	3/19/03
	4.2	Certificate of Trust of HECO Capital Trust III.	S-3	333- 111073	4(a)	12/10/03
	4.3	Amended and Restated Trust Agreement of HECO Capital Trust III dated as of March 1, 2004.	8-K	1-4955	4(c)	3/22/04
	4.4	Hawaiian Electric Junior Indenture with The Bank of New York, as Trustee, dated as of March 1, 2004	8-K	1-4955	4(f)	3/22/04
	4.5	6.500% Quarterly Income Trust Preferred Security issued by HECO Capital Trust III, dated March 18, 2004.	8-K	1-4955	4(d)	3/22/04

Exhibit no.	Description	Form	File Number	Exhibit #	Filing date
4.6	6.500% Junior Subordinated Deferrable Interest Debenture, Series 2004 issued by Hawaiian Electric, dated March 18, 2004.	8-K	1-4955	4(g)	3/22/04
4.7	Trust Guarantee Agreement between The Bank of New York, as Trust Guarantee Trustee, and Hawaiian Electric dated as of March 1, 2004.	8-K	1-4955	4(l)	3/22/04
4.8	Maui Electric Junior Indenture with The Bank of New York, as Trustee, including Hawaiian Electric Subsidiary Guarantee, dated as of March 1, 2004.	8-K	1-4955	4(h)	3/22/04
4.9	Hawaii Electric Light Junior Indenture with The Bank of New York, as Trustee, including Hawaiian Electric Subsidiary Guarantee, dated as of March 1, 2004.	8-K	1-4955	4(j)	3/22/04
4.10	6.500% Junior Subordinated Deferrable Interest Debenture, Series 2004 issued by Maui Electric, dated March 18, 2004.	8-K	1-4955	4(i)	3/22/04
4.11	6.500% Junior Subordinated Deferrable Interest Debenture, Series 2004 issued by Hawaii Electric Light, dated March 18, 2004.	8-K	1-4955	4(k)	3/22/04
4.12	Expense Agreement, dated March 1, 2004, among HECO Capital Trust III, Hawaiian Electric, Maui Electric and Hawaii Electric Light.	8-K	1-4955	4(m)	3/22/04
4.13	Note Purchase Agreement among Hawaiian Electric and the Purchasers that are parties thereto, dated April 19, 2012.	8-K	1-4955	4(a)	4/23/12
4.14	Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric and the Purchasers that are parties thereto, dated April 19, 2012.	8-K	1-4955	4(b)	4/23/12
4.15	Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light and the Purchasers that are parties thereto, dated April 19, 2012.	8-K	1-4955	4(c)	4/23/12
4.16	Note Purchase Agreement among Hawaiian Electric and the Purchasers that are parties thereto, dated September 13, 2012.	8-K	1-4955	4	9/14/12
4.17	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of October 3, 2013.	8-K	1-4955	4(a)	10/7/13
4.18	Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric Company, Limited and the Purchasers that are parties thereto, dated as of October 3, 2013.	8-K	1-4955	4(b)	10/7/13
4.19	Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light Company, Inc. and the Purchasers that are parties thereto, dated as of October 3, 2013.	10-Q	1-4955	4	11/7/13
4.20	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(a)	10/16/15
4.21	Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric Company, Limited and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(b)	10/16/15
4.22	Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light Company, Inc. and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(c)	10/16/15
4.23	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of December 15, 2016.	8-K	1-4955	4	12/19/16
10.1(a)	Power Purchase Agreement between Kalaeloa Partners, L.P., and Hawaiian Electric dated October 14, 1988.	10-Q	1-4955	10(a)	11/14/88
10.1(b)	Amendment No. 1 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated June 15, 1989.	10-Q	1-4955	10(c)	8/14/89
10.1(c)	Lease Agreement between Kalaeloa Partners, L.P., as Lessor, and Hawaiian Electric, as Lessee, dated February 27, 1989.	10-Q	1-4955	10(d)	8/14/89
10.1(d)	Restated and Amended Amendment No. 2 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated February 9, 1990.	10-K	1-4955	10.2(c)	3/27/90**
10.1(e)	Amendment No. 3 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated December 10, 1991.	10-K	1-4955	10.2(e)	3/24/92
10.1(f)	Amendment No. 4 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 1, 1999.	10-Q	1-4955	10.1	11/8/00
10.1(g)	Confirmation Agreement Concerning Section 5.2B(2) of Power Purchase Agreement and Amendment No. 5 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 12, 2004.	10-Q	1-4955	10.3	11/5/04
10.1(h)	Agreement for Increment Two Capacity and Amendment No. 6 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 12, 2004.	10-Q	1-4955	10.4	11/5/04

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
	10.1(i)	Letter agreement dated July 28, 2016 and executed August 1, 2016 extending the term of the Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 14, 1988 (as amended).	10-Q	1-4955	10	11/4/16
	10.2(a)	Power Purchase Agreement between AES Barbers Point, Inc. and Hawaiian Electric, entered into on March 25, 1988.	10-Q	1-4955	10(a)	5/16/88
	10.2(b)	Agreement between Hawaiian Electric and AES Barbers Point, Inc., pursuant to letters dated May 10, 1988 and April 20, 1988.	10-K	1-4955	10.4	3/31/89
	10.2(c)	Amendment No. 1, entered into as of August 28, 1988, to Power Purchase Agreement between AES Barbers Point, Inc. and Hawaiian Electric.	10-Q	1-4955	10	11/13/89
	10.2(d)	Hawaiian Electric’s Conditional Notice of Acceptance to AES Barbers Point, Inc. dated January 15, 1990.	10-K	1-4955	13(c)	3/27/90**
	10.2(e)	Amendment No. 2, entered into as of May 8, 2003, to Power Purchase Agreement between AES Hawaii, Inc. and Hawaiian Electric.	10-K	1-4955	10.2(e)	3/9/04
	10.3(a)	Purchase Power Contract between Hawaii Electric Light and Thermal Power Company dated March 24, 1986.	10-Q	1-4955	10(a)	8/14/89
	10.3(b)
Firm Capacity Amendment between Hawaii Electric Light and Puna Geothermal Venture (assignee of AMOR VIII, who is the assignee of Thermal Power Company) dated July 28, 1989 to Purchase Power Contract between Hawaii Electric Light and Thermal Power Company dated March 24, 1986.
			10-Q	1-4955	10(b)	8/14/89
	10.3(c)	Amendment made in October 1993 to Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended.	10-K	1-4955	10.5(b)	3/27/98
	10.3(d)	Third Amendment dated March 7, 1995 to the Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended.	10-K	1-4955	10.5(c)	3/27/98
	10.3(e)	Performance Agreement and Fourth Amendment dated February 12, 1996 to the Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended.	10-K	1-4955	10.5(b)	3/25/96
	10.3(f)	Fifth Amendment dated February 7, 2011 to the Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended.	10-K	1-4955	10.4(f)	2/17/12
	10.3(g)	Power Purchase Agreement between Puna Geothermal Venture and Hawaii Electric Light dated February 7, 2011.	10-K	1-4955	10.4(g)	2/17/12
	10.4(a)	Power Purchase Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997 (but with the following attachments omitted: Attachment C, “Selected portions of the North American Electric Reliability Council Generating Availability Data System Data Reporting Instructions dated October 1996” and Attachment E, “Form of the Interconnection Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light,” which is provided in final form as Exhibit 10.6(b)).	10-K	1-4955	10.7	3/27/98
	10.4(b)	Interconnection Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997.	10-K	1-4955	10.7(a)	3/27/98
	10.4(c)	Amendment No. 1, executed on January 14, 1999, to Power Purchase Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997.	10-K	1-4955	10.7(b)	3/23/99
*	10.4(d)	Notice and acknowledgment under power purchase agreement effective November 24, 2017 by Hamakua Energy, LLC and acknowledged by Hawaii Electric Light.
	10.5	Inter-Island Supply Contract for Petroleum Fuels by and between Chevron Products Company and Hawaiian Electric, Hawaii Electric Light and Maui Electric dated as of February 18, 2016 (confidential treatment has been granted for portions of this exhibit through December 31, 2019).	10-Q	1-4955	10.1	5/4/16
	10.6	Supply Contract for LSFO, Diesel and MATS Fuel by and between Hawaiian Electric and Chevron Products Company dated February 18, 2016 (confidential treatment has been granted for portions of this exhibit through December 31, 2019).	10-Q	1-4955	10.2	5/4/16
	10.7	Fuels Terminalling Agreement by and between Chevron Products Company and Hawaii Electric Light dated February 18, 2016 (confidential treatment has been granted for portions of this exhibit through December 31, 2019).	10-Q	1-4955	10.3	5/4/16
	10.8(a)	Contract of private carriage by and between HITI and Hawaii Electric Light dated December 4, 2000.	10-K	1-4955	10.13	3/23/01

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
	10.8(b)	Consent to Change of Ownership/Control of Carrier by and between K-Sea Operating Partnership, L.P., and Hawaii Electric Light, dated July 1, 2011.	10-K	1-4955	10.13(b)	2/19/13
	10.9(a)	Contract of private carriage by and between HITI and Maui Electric dated December 4, 2000.	10-K	1-4955	10.14	3/23/01
	10.9(b)	Consent to Change of Ownership/Control of Carrier by and between K-Sea Operating Partnership, L.P., and Maui Electric, dated July 1, 2011.	10-K	1-4955	10.14(b)	2/19/13
	10.10	Second Amended and Restated Credit Agreement, dated as of June 30, 2017, among Hawaiian Electric Company, Inc., as Borrower, the Lenders Party Hereto and Wells Fargo Bank, National Association, as Syndication Agent, and Bank of America, N.A., MUFG Union Bank, N.A., Barclays Bank PLC, U.S. Bank National Association and Bank of Hawaii as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, and JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Runners.	10-Q	1-4955	10.2	8/3/17
*	10.11(a)	Amended and Restated Power Purchase Agreement between Hawaiian Electric and Hu Honua Bioenergy, LLC dated May 9, 2017.
	11	Computation of Earnings Per Share of Common Stock (See note on Hawaiian Electric’s Item 6. Selected Financial Data).
*	12.2	Hawaiian Electric - Computation of Ratio of Earnings to Fixed Charges.
*	21.2	Hawaiian Electric - Subsidiaries of the Registrant.
*	31.3	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Alan M. Oshima (Hawaiian Electric Chief Executive Officer).
*	31.4	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer).
*	32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350.
*	99.1
Hawaiian Electric’s Directors, Executive Officers and Corporate Governance; Hawaiian Electric’s Executive Compensation; Hawaiian Electric’s Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Hawaiian Electric’s Certain Relationships and Related Transactions, and Director Independence; and Hawaiian Electric’s Principal Accounting Fees and Services.

** Date of transmittal letter to SEC.

SIGNATURES (continued)

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
	(Registrant)		(Registrant)

By	/s/ Gregory C. Hazelton	By	/s/ Tayne S. Y. Sekimura
	Gregory C. Hazelton		Tayne S. Y. Sekimura
	Executive Vice President and Chief Financial Officer		Senior Vice President and Chief Financial Officer
	(Principal Financial and Accounting Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date:	March 1, 2018	Date:	March 1, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on March 1, 2018. The execution of this report by each of the undersigned who signs this report solely in such person’s capacity as a director or officer of Hawaiian Electric Company, Inc. shall be deemed to relate only to matters having reference to such registrant and its subsidiaries.

Signature	Title

/s/ Constance H. Lau	President of HEI and Director of HEI
Constance H. Lau	Chairman of the Board of Directors of Hawaiian Electric
(Chief Executive Officer of HEI)

/s/ Alan M. Oshima	President and Director of Hawaiian Electric
Alan M. Oshima	(Chief Executive Officer of Hawaiian Electric)

/s/ Gregory C. Hazelton	Executive Vice President and Chief Financial Officer of HEI
Gregory C. Hazelton	(Principal Financial and Accounting Officer of HEI)

/s/ Tayne S. Y. Sekimura	Senior Vice President and
Tayne S. Y. Sekimura	Chief Financial Officer of Hawaiian Electric
(Principal Financial Officer of Hawaiian Electric)

/s/ Patsy H. Nanbu	Controller of Hawaiian Electric
Patsy H. Nanbu	(Principal Accounting Officer of Hawaiian Electric)

SIGNATURES (continued)

Signature	Title

/s/ Kevin M. Burke	Director of Hawaiian Electric
Kevin M. Burke

/s/ Richard J. Dahl	Director of HEI and Hawaiian Electric
Richard J. Dahl

/s/ Thomas B. Fargo	Director of HEI
Thomas B. Fargo

/s/ Peggy Y. Fowler	Director of HEI
Peggy Y. Fowler

/s/ Timothy E. Johns	Director of Hawaiian Electric
Timothy E. Johns

/s/ Micah A. Kane	Director of Hawaiian Electric
Micah A. Kane

/s/ Bert A. Kobayashi, Jr.	Director of Hawaiian Electric
Bert A. Kobayashi, Jr.

/s/ Keith P. Russell	Director of HEI
Keith P. Russell

/s/ James K. Scott	Director of HEI
James K. Scott

/s/ Kelvin H. Taketa	Director of HEI and Hawaiian Electric
Kelvin H. Taketa

/s/ Barry K. Taniguchi	Director of HEI
Barry K. Taniguchi

/s/ Jeffrey N. Watanabe	Chairman of the Board of Directors of HEI and director of Hawaiian Electric
Jeffrey N. Watanabe