Form 10-Q
period 2018-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2018-05-10
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Hawaiian Electric Industries, Inc. ☐	Hawaiian Electric Company, Inc. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc. Yes ☐ No ☒	Hawaiian Electric Company, Inc. Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding April 27, 2018
Hawaiian Electric Industries, Inc. (Without Par Value)	108,841,348 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	16,142,216 Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2018

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three months ended March 31, 2018 and 2017
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three months ended March 31, 2018 and 2017
3		Condensed Consolidated Balance Sheets (unaudited) - March 31, 2018 and December 31, 2017
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three months ended March 31, 2018 and 2017
5		Condensed Consolidated Statements of Cash Flows (unaudited) - three months ended March 31, 2018 and 2017
Hawaiian Electric Company, Inc. and Subsidiaries
6		Condensed Consolidated Statements of Income (unaudited) - three months ended March 31, 2018 and 2017
6		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three months ended March 31, 2018 and 2017
7		Condensed Consolidated Balance Sheets (unaudited) - March 31, 2018 and December 31, 2017
8		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three months ended March 31, 2018 and 2017
9		Condensed Consolidated Statements of Cash Flows (unaudited) - three months ended March 31, 2018 and 2017
10		Notes to Condensed Consolidated Financial Statements (unaudited)
60	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
60		HEI consolidated
64		Electric Utilities
74		Bank
80	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
81	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
81	Item 1.	Legal Proceedings
81	Item 1A.	Risk Factors
82	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
82	Item 5.	Other Information
83	Item 6.	Exhibits
84	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2018
GLOSSARY OF TERMS

Terms	Definitions
ADIT	Accumulated deferred income tax balances
AES Hawaii	AES Hawaii, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income/(loss)
ASC	Accounting Standards Codification
ASB	American Savings Bank, F.S.B., a wholly-owned subsidiary of ASB Hawaii, Inc.
ASB Hawaii	ASB Hawaii, Inc. (formerly American Savings Holdings, Inc.), a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASU	Accounting Standards Update
CIAC	Contributions in aid of construction
CIP CT-1	Campbell Industrial Park 110 MW combustion turbine No. 1
Company
Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B.; Pacific Current, LLC and its subsidiaries, Hamakua Holdings, LLC (and its subsidiary, Hamakua Energy, LLC) and Mauo Holdings, LLC (and its subsidiary, Mauo, LLC); The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.); and HEI Properties, Inc. (dissolved in 2015 and wound up in 2017)

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

HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
Kalaeloa	Kalaeloa Partners, L.P.
KWH	Kilowatthour/s (as applicable)
LTIP	Long-term incentive plan
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
MPIR	Major Project Interim Recovery
MSR	Mortgage servicing right
Mauo	Mauo, LLC, an indirect subsidiary of HEI
MW	Megawatt/s (as applicable)
NEM	Net energy metering
NII	Net interest income
NPBC	Net periodic benefit costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
Pacific Current	Pacific Current, LLC, a wholly owned subsidiary of HEI and parent company of Hamakua Holdings, LLC and Mauo Holdings, LLC
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PSIPs	Power Supply Improvement Plans
PUC	Public Utilities Commission of the State of Hawaii
PV	Photovoltaic
RAM	Rate adjustment mechanism
RBA	Revenue balancing account
RFP	Request for proposals
ROACE	Return on average common equity
RORB	Return on rate base
RPS	Renewable portfolio standards
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
Tax Act	2017 Tax Cuts and Jobs Act (H.R. 1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018)
TDR	Troubled debt restructuring
Trust III	HECO Capital Trust III
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity

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

•
the effects of future actions or inaction of the U.S. government or related agencies, including those related to the U.S. debt ceiling, monetary policy, trade policy and tariffs, and other policy and regulation changes advanced or proposed by President Trump and his administration;

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

•
the ability of the Utilities to develop, implement and recover the costs of implementing the Utilities’ action plans included in their updated Power Supply Improvement Plans (PSIPs), Demand Response Portfolio Plan, Distributed Generation Interconnection Plan, Grid Modernization Plans, and business model changes, which have been and are continuing to be developed and updated in response to the orders issued by the PUC, the PUC’s April 2014 statement of its inclinations on the future of Hawaii’s electric utilities and the vision, business strategies and regulatory policy changes required to align the Utilities’ business model with customer interests and the state’s public policy goals, and subsequent orders of the PUC;

•
capacity and supply constraints or difficulties, especially if generating units (utility-owned or IPP-owned) fail or measures such as demand-side management, distributed generation, combined heat and power or other firm capacity supply-side resources fall short of achieving their forecasted benefits or are otherwise insufficient to reduce or meet peak demand;

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

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands, except per share amounts)	2018	2017
Revenues
Electric utility	$570,427	$518,611
Bank	75,419	72,856
Other	28	95
Total revenues	645,874	591,562
Expenses
Electric utility	519,058	468,250
Bank	50,532	48,501
Other	4,395	5,073
Total expenses	573,985	521,824
Operating income (loss)
Electric utility	51,369	50,361
Bank	24,887	24,355
Other	(4,367)	(4,978)
Total operating income	71,889	69,738
Retirement defined benefits expense—other than service costs	(1,833)	(1,876)
Interest expense, net—other than on deposit liabilities and other bank borrowings	(21,518)	(19,568)
Allowance for borrowed funds used during construction	1,444	889
Allowance for equity funds used during construction	3,294	2,399
Income before income taxes	53,276	51,582
Income taxes	12,556	16,916
Net income	40,720	34,666
Preferred stock dividends of subsidiaries	473	473
Net income for common stock	$40,247	$34,193
Basic earnings per common share	$0.37	$0.31
Diluted earnings per common share	$0.37	$0.31
Dividends declared per common share	$0.31	$0.31
Weighted-average number of common shares outstanding	108,818	108,674
Net effect of potentially dilutive shares	206	184
Weighted-average shares assuming dilution	109,024	108,858

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2018	2017
Net income for common stock	$40,247	$34,193
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of (taxes) benefits of $4,867 and $(148), respectively	(13,297)	223
Derivatives qualifying as cash flow hedges:
Reclassification adjustment to net income, net of tax benefits of nil and $289, respectively	—	454
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $1,792 and $2,502, respectively	5,146	3,921
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $1,603 and $2,301, respectively	(4,622)	(3,613)
Other comprehensive income (loss), net of taxes	(12,773)	985
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$27,474	$35,178

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$244,785	$261,881
Accounts receivable and unbilled revenues, net	266,336	263,209
Available-for-sale investment securities, at fair value	1,418,490	1,401,198
Held-to-maturity investment securities, at amortized cost	43,450	44,515
Stock in Federal Home Loan Bank, at cost	10,158	9,706
Loans held for investment, net	4,688,129	4,617,131
Loans held for sale, at lower of cost or fair value	7,379	11,250
Property, plant and equipment, net of accumulated depreciation of $2,587,998 and $2,553,295 at March 31, 2018 and December 31, 2017, respectively	4,542,558	4,460,248
Regulatory assets	872,499	869,297
Other	526,744	513,535
Goodwill	82,190	82,190
Total assets	$12,702,718	$12,534,160
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$190,221	$193,714
Interest and dividends payable	29,786	25,837
Deposit liabilities	6,079,067	5,890,597
Short-term borrowings—other than bank	238,445	117,945
Other bank borrowings	100,430	190,859
Long-term debt, net—other than bank	1,684,002	1,683,797
Deferred income taxes	381,478	388,430
Regulatory liabilities	895,093	880,770
Defined benefit pension and other postretirement benefit plans liability	502,304	509,514
Other	475,822	521,018
Total liabilities	10,576,648	10,402,481
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 108,841,157 shares and 108,787,807 shares at March 31, 2018 and December 31, 2017, respectively	1,663,149	1,662,491
Retained earnings	483,342	476,836
Accumulated other comprehensive loss, net of tax benefits	(54,714)	(41,941)
Total shareholders’ equity	2,091,777	2,097,386
Total liabilities and shareholders’ equity	$12,702,718	$12,534,160

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2017	108,788	$1,662,491	$476,836	$(41,941)	$2,097,386
Net income for common stock	—	—	40,247	—	40,247
Other comprehensive loss, net of tax benefits	—	—	—	(12,773)	(12,773)
Issuance of common stock, net of expenses	53	658	—	—	658
Common stock dividends	—	—	(33,741)	—	(33,741)
Balance, March 31, 2018	108,841	$1,663,149	$483,342	$(54,714)	$2,091,777
Balance, December 31, 2016	108,583	$1,660,910	$438,972	$(33,129)	$2,066,753
Net income for common stock	—	—	34,193	—	34,193
Other comprehensive income, net of taxes	—	—	—	985	985
Issuance of common stock, net of expenses	162	(2,630)	—	—	(2,630)
Common stock dividends	—	—	(33,713)	—	(33,713)
Balance, March 31, 2017	108,745	$1,658,280	$439,452	$(32,144)	$2,065,588

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$40,720	$34,666
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	53,091	50,051
Other amortization	8,745	2,372
Provision for loan losses	3,541	3,907
Loans originated and purchased, held for sale	(36,409)	(35,725)
Proceeds from sale of loans, held for sale	33,114	40,588
Deferred income taxes	(2,889)	10,096
Share-based compensation expense	1,657	1,056
Allowance for equity funds used during construction	(3,294)	(2,399)
Other	2,150	(347)
Changes in assets and liabilities
Increase in accounts receivable and unbilled revenues, net	(7,829)	(12,337)
Increase in fuel oil stock	(1,704)	(7,444)
Decrease (increase) in regulatory assets	(16,900)	5,909
Increase in accounts, interest and dividends payable	22,808	24,903
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(29,842)	(42,175)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	(390)	1,012
Change in other assets and liabilities	(31,892)	(27,142)
Net cash provided by operating activities	34,677	46,991
Cash flows from investing activities
Available-for-sale investment securities purchased	(88,403)	(171,878)
Principal repayments on available-for-sale investment securities	51,895	48,200
Principal repayment of held-to-maturity investment securities	1,032	—
Purchase of stock from Federal Home Loan Bank	(2,853)	(488)
Redemption of stock from Federal Home Loan Bank	2,400	—
Net decrease (increase) in loans held for investment	(75,006)	890
Proceeds from sale of commercial loans	7,149	13,493
Proceeds from sale of real estate acquired in settlement of loans	589	185
Capital expenditures	(133,352)	(91,242)
Contributions in aid of construction	4,330	10,650
Contributions to low income housing investments	(1,425)	—
Other	2,593	5,709
Net cash used in investing activities	(231,051)	(184,481)
Cash flows from financing activities
Net increase in deposit liabilities	86,095	126,161
Net increase in short-term borrowings with original maturities of three months or less	120,485	2,300
Net increase in retail repurchase agreements	11,946	21,071
Proceeds from other bank borrowings	60,000	—
Repayments of other bank borrowings	(60,000)	(13,534)
Withheld shares for employee taxes on vested share-based compensation	(991)	(3,687)
Common stock dividends	(33,741)	(33,713)
Preferred stock dividends of subsidiaries	(473)	(473)
Other	(4,043)	(4,857)
Net cash provided by financing activities	179,278	93,268
Net decrease in cash and cash equivalents	(17,096)	(44,222)
Cash and cash equivalents, beginning of period	261,881	278,452
Cash and cash equivalents, end of period	$244,785	$234,230

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands)	2018	2017
Revenues	$570,427	$518,611
Expenses
Fuel oil	166,968	144,270
Purchased power	139,910	127,124
Other operation and maintenance	107,610	98,817
Depreciation	50,466	48,216
Taxes, other than income taxes	54,104	49,823
Total expenses	519,058	468,250
Operating income	51,369	50,361
Allowance for equity funds used during construction	3,294	2,399
Retirement defined benefits expense—other than service costs	(1,264)	(1,423)
Interest expense and other charges, net	(17,694)	(17,504)
Allowance for borrowed funds used during construction	1,444	889
Income before income taxes	37,149	34,722
Income taxes	9,175	12,758
Net income	27,974	21,964
Preferred stock dividends of subsidiaries	229	229
Net income attributable to Hawaiian Electric	27,745	21,735
Preferred stock dividends of Hawaiian Electric	270	270
Net income for common stock	$27,475	$21,465
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2018	2017
Net income for common stock	$27,475	$21,465
Other comprehensive income (loss), net of taxes:
Derivatives qualifying as cash flow hedges:
Reclassification adjustment to net income, net of tax benefits of nil and $289, respectively	—	454
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $1,614 and $2,304, respectively	4,653	3,618
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $1,603 and $2,301, respectively	(4,622)	(3,613)
Other comprehensive income, net of taxes	31	459
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$27,506	$21,924
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	March 31, 2018	December 31, 2017
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,940	$53,177
Plant and equipment	6,452,215	6,401,040
Less accumulated depreciation	(2,507,942)	(2,476,352)
Construction in progress	291,937	263,094
Utility property, plant and equipment, net	4,289,150	4,240,959
Nonutility property, plant and equipment, less accumulated depreciation of $1,252 as of March 31, 2018 and $1,251 as of December 31, 2017	7,582	7,580
Total property, plant and equipment, net	4,296,732	4,248,539
Current assets
Cash and cash equivalents	23,399	12,517
Customer accounts receivable, net	141,433	127,889
Accrued unbilled revenues, net	99,635	107,054
Other accounts receivable, net	3,953	7,163
Fuel oil stock, at average cost	88,723	86,873
Materials and supplies, at average cost	55,692	54,397
Prepayments and other	30,208	25,355
Regulatory assets	102,800	88,390
Total current assets	545,843	509,638
Other long-term assets
Regulatory assets	769,699	780,907
Other	98,295	91,529
Total other long-term assets	867,994	872,436
Total assets	$5,710,569	$5,630,613
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 16,142,216 shares at March 31, 2018 and December 31, 2017)	$107,634	$107,634
Premium on capital stock	614,667	614,675
Retained earnings	1,125,842	1,124,193
Accumulated other comprehensive income (loss), net of taxes	(1,188)	(1,219)
Common stock equity	1,846,955	1,845,283
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,318,654	1,318,516
Total capitalization	3,199,902	3,198,092
Commitments and contingencies (Note 3)
Current liabilities
Current portion of long-term debt	49,973	49,963
Short-term borrowings from non-affiliates	121,983	4,999
Accounts payable	142,399	159,610
Interest and preferred dividends payable	26,204	22,575
Taxes accrued, including revenue taxes	166,465	199,101
Regulatory liabilities	6,933	3,401
Other	59,875	59,456
Total current liabilities	573,832	499,105
Deferred credits and other liabilities
Deferred income taxes	393,089	394,041
Regulatory liabilities	888,160	877,369
Unamortized tax credits	91,936	90,369
Defined benefit pension and other postretirement benefit plans liability	465,626	472,948
Other	98,024	98,689
Total deferred credits and other liabilities	1,936,835	1,933,416
Total capitalization and liabilities	$5,710,569	$5,630,613
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2017	16,142	$107,634	$614,675	$1,124,193	$(1,219)	$1,845,283
Net income for common stock	—	—	—	27,475	—	27,475
Other comprehensive income, net of taxes	—	—	—	—	31	31
Common stock dividends	—	—	—	(25,826)	—	(25,826)
Common stock issuance expenses	—	—	(8)	—	—	(8)
Balance, March 31, 2018	16,142	$107,634	$614,667	$1,125,842	$(1,188)	$1,846,955
Balance, December 31, 2016	16,020	$106,818	$601,491	$1,091,800	$(322)	$1,799,787
Net income for common stock	—	—	—	21,465	—	21,465
Other comprehensive income, net of taxes	—	—	—	—	459	459
Common stock dividends	—	—	—	(21,942)	—	(21,942)
Balance, March 31, 2017	16,020	$106,818	$601,491	$1,091,323	$137	$1,799,769

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$27,974	$21,964
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	50,466	48,216
Other amortization	5,344	1,949
Deferred income taxes	(1,580)	11,064
Allowance for equity funds used during construction	(3,294)	(2,399)
Other	2,681	436
Changes in assets and liabilities
Increase in accounts receivable	(15,037)	(7,328)
Decrease (increase) in accrued unbilled revenues	7,419	(5,939)
Increase in fuel oil stock	(1,850)	(7,444)
Increase in materials and supplies	(1,295)	(3,366)
Decrease (increase) in regulatory assets	(16,900)	5,909
Increase in accounts payable	5,143	17,231
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(32,866)	(43,984)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	(938)	264
Change in other assets and liabilities	4,513	(4,694)
Net cash provided by operating activities	29,780	31,879
Cash flows from investing activities
Capital expenditures	(114,457)	(84,712)
Contributions in aid of construction	4,330	10,650
Other	603	2,702
Net cash used in investing activities	(109,524)	(71,360)
Cash flows from financing activities
Common stock dividends	(25,826)	(21,942)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(499)	(499)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	116,984	1,500
Other	(33)	(657)
Net cash provided by (used in) financing activities	90,626	(21,598)
Net increase (decrease) in cash and cash equivalents	10,882	(61,079)
Cash and cash equivalents, beginning of period	12,517	74,286
Cash and cash equivalents, end of period	$23,399	$13,207

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 · Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited condensed consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in HEI’s and Hawaiian Electric’s Form 10-K for the year ended December 31, 2017.
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of March 31, 2018 and December 31, 2017 and the results of their operations and cash flows for the three months ended March 31, 2018 and 2017. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
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
The Company and Hawaiian Electric adopted ASU No. 2014-09 (and subsequently issued revenue-related ASUs, as applicable) in the first quarter of 2018. There was no cumulative effect adjustment and no impact on the timing or pattern of revenue recognition, but ASU No. 2014-09 required changes with respect to the Company’s and Hawaiian Electric’s revenue disclosures. See Note 7.
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

The Company adopted ASU No. 2016-01 in the first quarter of 2018 and the impact of adoption was not material to the Company’s and Hawaiian Electric’s consolidated financial statements.
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
The Company adopted ASU No. 2016-15 in the first quarter of 2018 using a retrospective transition method and there was no impact from the adoption to the Company’s and Hawaiian Electric’s consolidated statements of cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Restricted cash.  In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.
The Company adopted ASU No. 2016-18 in the first quarter of 2018 using a retrospective transition method and the impact of adoption was not material to the Company’s and Hawaiian Electric’s consolidated statements of cash flows.
Definition of a Business. In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations—Clarifying the Definition of a Business.” This update clarifies the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted ASU No. 2017-01 in the first quarter of 2018 and the impact of adoption was not material to the Company’s and Hawaiian Electric’s consolidated financial statements.
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
The Company adopted ASU No. 2017-07 in the first quarter of 2018: (1) retrospectively for the presentation in the income statement of the service cost component and the other components of NPPC and NPBC, and (2) prospectively for the capitalization in assets of the service cost component of NPPC and NPBC for Hawaiian Electric and its subsidiaries. HEI and ASB do not capitalize pension and OPEB costs.
In Settlement Agreements in the 2017 Hawaiian Electric and 2016 Hawaii Electric Light rate cases, Hawaiian Electric and Hawaii Electric Light, respectively, and the Consumer Advocate agreed to the deferral of the non-service cost components of NPPC and NPBC, which would have been capitalized prior to ASU No. 2017-07, as part of the pension tracking mechanism. In the Hawaiian Electric Interim D&O, the PUC did not identify this item for further review, and Hawaiian Electric will follow the Settlement Agreement. Hawaii Electric Light and Maui Electric will follow Hawaiian Electric’s treatment until rates are set in the next rate cases. The treatment under the Settlement Agreement will be followed beginning in 2018 until each utility’s next rate case. In each utility’s next rate case, rates established would include recovery of the deferred non-service cost components and seek to adopt the capitalization policy which reflects the requirements of ASU No. 2017-07 (i.e., only the service cost components of NPPC and NPBC will be capitalized).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

 Thus, the adoption of ASU 2017-07 in the first quarter of 2018 does not have a net income impact. The following table summarizes the impact to the prior period financial statements of the adoption of ASU No. 2017-07:

(in thousands)	As previously filed	Adjustment from adoption of ASU No. 2017-07	As currently reported
Three months ended March 31, 2017
HEI Condensed Consolidated Income Statement
Expenses
Electric utility	$469,673	$(1,423)	$468,250
Bank	48,696	(195)	48,501
Other	5,331	(258)	5,073
Total expenses	523,700	(1,876)	521,824
Operating income
Electric utility	48,938	1,423	50,361
Bank	24,160	195	24,355
Other	(5,236)	258	(4,978)
Total operating income	67,862	1,876	69,738
Retirement defined benefits expense--other than service costs	—	(1,876)	(1,876)
Hawaiian Electric Condensed Consolidated Income Statement
Other operation and maintenance	100,240	(1,423)	98,817
Total expense	469,673	(1,423)	468,250
Operating income	48,938	1,423	50,361
Retirement defined benefits expense--other than service costs	—	(1,423)	(1,423)
Hawaiian Electric Condensed Consolidating Income Statement (in Note 3)
Hawaiian Electric (parent only)
Other operation and maintenance	67,278	(1,285)	65,993
Total expense	333,188	(1,285)	331,903
Operating income	29,655	1,285	30,940
Retirement defined benefits expense--other than service costs	—	(1,285)	(1,285)
Hawaii Electric Light
Other operation and maintenance	15,516	83	15,599
Total expense	68,497	83	68,580
Operating income	10,485	(83)	10,402
Retirement defined benefits expense--other than service costs	—	83	83
Maui Electric
Other operation and maintenance	17,446	(221)	17,225
Total expense	67,988	(221)	67,767
Operating income	8,805	221	9,026
Retirement defined benefits expense--other than service costs	—	(221)	(221)
ASB Statements of Income Data (in Note 4)
Compensation and employee benefits	23,237	(195)	23,042
Other expense	4,311	195	4,506

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Leases. In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires that lessees recognize a liability to make lease payments (the lease liability) and a right-of-use asset, representing its right to use the underlying asset for the lease term, for all leases (except short-term leases) at the commencement date. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election and recognize lease expense for such leases generally on a straight-line basis over the lease term. For finance leases, a lessee is required to recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of income. For operating leases, a lessee is required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis.
The Company plans to adopt ASU No. 2016-02 in the first quarter of 2019 and is currently analyzing the potential impact of adoption, which includes an in-process assessment of all of its operating leases and other arrangements that may meet the definition of a lease under the standard.
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
The Company plans to adopt ASU No. 2016-13 in the first quarter of 2020. The guidance is to be applied on a modified retrospective basis with the cumulative effect of initially applying the amendments recognized in retained earnings at the date of initial application. The Company has assembled a project team that meets regularly to evaluate the provisions of this ASU, identify additional data requirements necessary and determine an approach for implementation. The team has assigned roles and responsibilities and developed key tasks to complete and a general timeline to be followed. The Company is evaluating the effect that this ASU will have on the consolidated financial statements and disclosures. Economic conditions and the composition of the Company’s loan portfolio at the time of adoption will influence the extent of the adopting accounting adjustment.
Condensed Consolidated Statements of Cash Flows error. Subsequent to the issuance of interim Condensed Consolidated Financial Statements (unaudited) for the quarter ended March 31, 2017, the Company and the Utilities identified an error within their previously reported interim Condensed Consolidated Statements of Cash Flows (unaudited). The timing of certain capital expenditure payments, including those that had retainage balances or were related to certain capitalized amounts were not reflected timely. The Company and the Utilities have evaluated the effect of the error, both qualitatively and quantitatively, and concluded that it is immaterial to their respective previously issued condensed consolidated financial statements. For the three months ended March 31, 2017, the correction of this error resulted in decreases in Net Cash Provided by Operating Activities (impacting the change in Accounts, Interest and Dividends Payable for the Company and Accounts Payable for the Utilities) and Net Cash Used in Investing Activities (impacting the Capital Expenditures for the Company and the Utilities) of $47 million.
Reclassifications. Reclassifications made to prior year-end financial statements to conform to 2018 presentation include a reclassification of contributions in aid of construction balances to “Property, plant and equipment, net” and “Total property, plant and equipment, net” for the Company and Hawaiian Electric, respectively, which reduced the amounts of the respective balances.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 2 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended March 31, 2018
Revenues from external customers	$570,414	$75,419	$41	$645,874
Intersegment revenues (eliminations)	13	—	(13)	—
Revenues	$570,427	$75,419	$28	$645,874
Income (loss) before income taxes	$37,149	$24,500	$(8,373)	$53,276
Income taxes (benefit)	9,175	5,540	(2,159)	12,556
Net income (loss)	27,974	18,960	(6,214)	40,720
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$27,475	$18,960	$(6,188)	$40,247
Total assets (at March 31, 2018)	$5,710,569	$6,889,445	$102,704	$12,702,718
Three months ended March 31, 2017
Revenues from external customers	$518,566	$72,856	$140	$591,562
Intersegment revenues (eliminations)	45	—	(45)	—
Revenues	$518,611	$72,856	$95	$591,562
Income before income taxes	$34,722	$24,160	$(7,300)	$51,582
Income taxes	12,758	8,347	(4,189)	16,916
Net income	21,964	15,813	(3,111)	34,666
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income for common stock	$21,465	$15,813	$(3,085)	$34,193
Total assets (at December 31, 2017)	$5,630,613	$6,798,659	$104,888	$12,534,160

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
Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation. Hamakua Energy's profit on electricity sales to Hawaii Electric Light is not required to be eliminated because the PPA was approved by the PUC and it is probable that, through the ratemaking process, future revenue from Hawaii Electric Light’s sale of the electricity will approximate its purchase price from Hamakua Energy under the PPA.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 3 · Electric utility segment
Revenue taxes. The Utilities’ revenues include amounts for recovery of various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. For the three months ended March 31, 2018 and 2017, the Utilities’ revenues include recovery of revenue taxes of approximately $51 million and $46 million, respectively, which amounts are in “Taxes, other than income taxes” expense, in the unaudited condensed consolidated statements of income. However, the Utilities pay revenue taxes to the taxing authorities in the period based on (1) the prior year’s billed revenues (in the case of public service company taxes and PUC fees) in the current year or (2) the current year’s cash collections from electric sales (in the case of franchise taxes) after year-end.
Unconsolidated variable interest entities.
HECO Capital Trust III.  Trust III has at all times been an unconsolidated subsidiary of Hawaiian Electric. Since Hawaiian Electric, as the holder of 100% of the trust common securities, does not have the power to direct the activities that most significantly impact the economic performance of Trust III nor the obligation to absorb their expected losses, if any, that could potentially be significant to the Trust III, Hawaiian Electric is not the primary beneficiary and does not consolidate Trust III in accordance with accounting rules on the consolidation of VIEs. Trust III’s balance sheets as of March 31, 2018 and December 31, 2017 each consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for the three months ended March 31, 2018 consisted of $0.8 million of interest income received from the 2004 Debentures; $0.8 million of distributions to holders of the Trust Preferred Securities; and $25,000 of common dividends on the trust common securities to Hawaiian Electric.
Power purchase agreements.  As of March 31, 2018, the Utilities had five PPAs for firm capacity and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which is currently required to be consolidated as VIEs.
Pursuant to the current accounting standards for VIEs, the Utilities are deemed to have a variable interest in Kalaeloa Partners, L.P. (Kalaeloa), AES Hawaii, Inc. (AES Hawaii) and the predecessor of Hamakua Energy by reason of the provisions of the PPA that the Utilities have with the three IPPs. However, management has concluded that the Utilities are not the primary beneficiary of Kalaeloa, AES Hawaii and the predecessor of Hamakua Energy because the Utilities do not have the power to direct the activities that most significantly impact the three IPPs’ economic performance nor the obligation to absorb their expected losses, if any, that could potentially be significant to the IPPs. Thus, the Utilities have not consolidated Kalaeloa, AES Hawaii and the predecessor of Hamakua Energy in its unaudited condensed consolidated financial statements. HEI, however, through Pacific Current now owns Hamakua Energy and consolidates it in the HEI unaudited condensed consolidated financial statements.
For the other IPPs, the Utilities have concluded that the consolidation of the IPPs was not required because either the Utilities do not have variable interests in the IPPs due to the absence of an obligation in the PPAs for the Utilities to absorb any variability of the IPPs, or the IPPs were “governmental organization,” and thus excluded from the scope of accounting standards for VIEs. Two IPPs of as-available energy declined to provide the information necessary for Utilities to determine the applicability of accounting standards for VIEs. If information is ultimately received from the IPPs, a possible outcome of future analyses of such information is the consolidation of one or both of such IPPs in the unaudited condensed consolidated financial statements. The consolidation of any significant IPP could have a material effect on the unaudited condensed consolidated financial statements, including the recognition of a significant amount of assets and liabilities and, if such a consolidated IPP were operating at a loss and had insufficient equity, the potential recognition of such losses. If the Utilities determine they are required to consolidate the financial statements of such an IPP and the consolidation has a material effect, the Utilities would retrospectively apply accounting standards for VIEs to the IPP.
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
Interim increases. For the three months ended March 31, 2018, the Utilities recognized $7.0 million of revenues with respect to interim orders related to general rate increase requests. Such recorded amounts are subject to refund, with interest, if they exceed amounts in a final order.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Power purchase agreements.  Purchases from all IPPs were as follows:

	Three months ended March 31
(in millions)	2018	2017
Kalaeloa	$40	$40
AES Hawaii	37	29
HPOWER	15	17
Puna Geothermal Venture	11	8
Hamakua Energy	7	7
Other IPPs [1]	30	26
Total IPPs	$140	$127

[1]	Includes wind power, solar power, feed-in tariff projects and other PPAs.
Kalaeloa Partners, L.P.  Under a 1988 PPA, as amended, Hawaiian Electric is committed to purchase 208 MW of firm capacity from Kalaeloa. Hawaiian Electric and Kalaeloa are currently in negotiations to address the PPA term that ended on May 23, 2016. The PPA automatically extends on a month-to-month basis as long as the parties are still negotiating in good faith, but would end 60 days after either party notifies the other in writing that negotiations have terminated. Hawaiian Electric and Kalaeloa have agreed that neither party will terminate the PPA prior to October 31, 2018. This agreement contemplates continued negotiations between the parties and accounts for time needed for PUC approval of a negotiated resolution.
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
In November 2015, Hawaiian Electric entered into Amendment No. 3 for which PUC approval was requested and subsequently denied in January 2017. Approval of Amendment No. 3 would have satisfied the final condition for effectiveness of the Settlement Agreement and resolved AES Hawaii's claims. Following the PUC's decision, the parties agreed to extend the stay of the arbitration proceeding, while settlement discussions continued. In February 2018, Hawaiian Electric reached agreement with AES Hawaii on Amendment No. 4, which is subject to PUC approval. Amendment No. 4, among other things, provides (1) that AES Hawaii will make certain operational commitments to improve reliability, (2) for inclusion of AES Hawaii in the Utilities’ greenhouse gas partnership, (3) provisions to allow AES Hawaii to reduce coal combustion by modifying its fuel consumption to include biomass upon approval by Hawaiian Electric, and (4) for release of an option agreement by Hawaiian Electric for land owned by AES Hawaii. Amendment No. 4 includes a stay of the arbitration proceeding pending review by the PUC. If approved by the PUC, Amendment No. 4 will resolve AES Hawaii’s claims.
Hu Honua Bioenergy, LLC. In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua Bioenergy, LLC (Hu Honua) for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction delays, failed to meet its obligations under the PPA and failed to provide adequate assurances that it could perform or had the financial means to perform. Hawaii Electric Light terminated the PPA on March 1, 2016. On November 30, 2016, Hu Honua filed a civil complaint in the United States District Court for the District of Hawaii that included claims purportedly arising out of the termination of Hu Honua’s PPA. On May 26, 2017, Hawaii Electric Light and Hu Honua entered into a settlement agreement that will settle all claims related to the termination of the original PPA. The settlement agreement was contingent on the PUC’s approval of an amended and restated PPA between Hawaii Electric Light and Hu Honua dated May 5, 2017. In July 2017, the PUC approved the amended and restated PPA. On August 25, 2017, the PUC’s approval was appealed by a third party. The appeal is still pending. Hu Honua is expected to be on-line by the end of 2018.
Utility projects.  Many public utility projects require PUC approval and various permits from other governmental agencies. Difficulties in obtaining, or the inability to obtain, the necessary approvals or permits can result in significantly increased

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

project costs or even cancellation of projects. In the event a project does not proceed, or if it becomes probable the PUC will disallow cost recovery for all or part of a project, or if PUC-imposed caps on project costs are expected to be exceeded, project costs may need to be written off in amounts that could result in significant reductions in Hawaiian Electric’s consolidated net income.
Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) implementation project. On August 11, 2016, the PUC approved the Utilities’ request to commence the ERP/EAM implementation project, subject to certain conditions, including a $77.6 million cap on cost recovery as well as a requirement that the Utilities pass onto customers a minimum of $244 million in benefits associated with the system over its 12-year service life. The decision and order (D&O) approved the deferral of certain project costs and allowed the accrual of allowance for funds used during construction (AFUDC), but limited the AFUDC rate to 1.75%. Pursuant to the D&O and subsequent orders, in September 2017, the Utilities filed a bottom-up, low-level analysis of the project’s benefits and performance metrics and tracking mechanism for passing the project’s benefits on to customers.
On November 30, 2017, the PUC issued an order, which, among other things, directed the Utilities to file a position statement regarding the reasonableness of the project, a reworked low-level benefits analysis and initial details of the metrics that will be used to demonstrate the achievement of benefits. On December 18, 2017, the Utilities filed their response to the order, re-affirming the need for the project and guaranteed minimum level of $244 million in benefits to customers. The response further noted that in Hawaiian Electric’s 2017 test year rate case, Hawaiian Electric and the Consumer Advocate have agreed in principle to a “rate case-centric” approach for a benefits delivery mechanism pending PUC approval. On January 4, 2018, the Consumer Advocate filed a statement of position (SOP) on the Utilities’ response, stating that it does not recommend revocation of the PUC’s prior conditional approval of the project or reductions to the previously ordered cost caps, and continues to recommend the use of a rate case-centric approach to facilitate pass through of the system’s benefits to customers. The Utilities filed a response to the Consumer Advocate’s SOP on January 11, 2018, noting among other things that the Consumer Advocate’s SOP is in general alignment with the Utilities’ position on the project. Monthly reports on the status and costs of the project continue to be filed. Further discussions with the PUC continue on the calculations of the benefits.
The ERP/EAM Implementation Project is expected to go live by October 1, 2018. As of March 31, 2018, the Project incurred costs of $47.7 million of which $8.6 million were charged to other operation and maintenance (O&M) expense, $2.6 million relate to capital costs and $36.5 million are deferred costs.
Schofield Generating Station Project. In August 2012, the PUC approved a waiver from the competitive bidding framework to allow Hawaiian Electric to negotiate with the U.S. Army for the construction of a 50 MW utility owned and operated firm, renewable and dispatchable generation facility at Schofield Barracks. In September 2015, the PUC approved Hawaiian Electric’s application to expend $167 million for the project. In approving the project, the PUC placed a cost cap of $167 million for the project, stated 90% of the cap is allowed for cost recovery through cost recovery mechanisms other than base rates, and stated the $167 million cap will be adjusted downward due to any reduction in the cost of the engine contract due to a reduction in the foreign exchange rate. Hawaiian Electric was required to take all necessary steps to lock in the lowest possible exchange rate. On January 5, 2016, Hawaiian Electric executed window forward contracts, which lowered the cost of the engine contract by $9.7 million, resulting in a revised project cost cap of $157.3 million. Hawaiian Electric has received all of the major permits for the project, including a 35-year site lease from the U.S. Army. Construction of the facility began in October 2016, and the facility is expected to be placed in service in the second quarter of 2018. A request to recover the costs of the project and related operations and maintenance expense through the newly-established Major Project Interim Recovery (MPIR) adjustment mechanism is pending PUC approval. (See “Decoupling” section below for MPIR guidelines and capital cost recovery discussion.) Project costs incurred as of March 31, 2018 amounted to $131.6 million.
West Loch PV Project. In July 2016, Hawaiian Electric announced plans to build, own and operate a utility-owned, grid-tied 20-MW (ac) solar facility in conjunction with the Department of the Navy at a Navy/Air Force joint base. In June 2017, the PUC approved the expenditure of funds for the project, including Hawaiian Electric’s proposed project cost cap of $67 million and a performance guarantee to provide energy at 9.56 cents/KWH or less to the system. Project costs incurred as of March 31, 2018 amounted to $7.0 million.
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
Hawaiian Electric executed a fixed-price Engineering, Procurement, and Construction (EPC) contract for the project on December 5, 2017. The EPC contract includes the cost of the solar panels for the project, which is not subject to modification due to any tariffs that may be imposed under the current photovoltaic (PV) cell and module import tariff guidelines.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Construction of the facility is scheduled to begin in the second quarter of 2018, and the facility is expected to be placed in service in the fourth quarter of 2018.
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
Hawaiian Electric initiated a dispute resolution process to collect the unpaid amounts from Hawaiian Telcom as specified by the joint pole agreement. This dispute resolution process is stayed pending settlement negotiations. For Hawaii Electric Light, the agreement does not specify an alternative dispute resolution process, and thus a complaint for payment was filed with the Circuit Court in June 2016. This complaint is stayed pending settlement negotiations. Maui Electric has not yet commenced any legal action to recover the delinquent amounts. On April 4, 2018, the Utilities and Hawaiian Telcom entered into several agreements, subject to PUC approval, for the purchase by the Utilities of Hawaiian Telcom’s interest in all the joint poles, and licensing and operating agreement between the Utilities and Hawaiian Telcom subsequent to the transfer of the joint pole interest to the Utilities. Consideration of approximately $48 million to be paid for Hawaiian Telcom’s interest in the poles will be offset in part by the receivables owed by Hawaiian Telcom to the Utilities. As of March 31, 2018, receivables under the joint pole agreement, net of a reserve for a portion of the interest, from Hawaiian Telcom are $22.4 million ($15.1 million at Hawaiian Electric, $6.0 million at Hawaii Electric Light, and $1.3 million at Maui Electric). Management expects the net receivable amounts will be realized. The remaining consideration for acquiring Hawaiian Telcom’s interest in the joint poles is to be settled through the set-off of current and future license fees due from Hawaiian Telcom, after which Hawaiian Telcom would resume cash payments for license fees under the agreement.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. Although Maui Electric never operated at the Site or owned the Site property, after discussions with the EPA and the Hawaii Department of Health (DOH), Maui Electric agreed to undertake additional investigations at the Site and an adjacent parcel that Molokai Electric Company had used for equipment storage (the Adjacent Parcel) to determine the extent of environmental contamination. A 2011 assessment by a Maui Electric contractor of the Adjacent Parcel identified environmental impacts, including elevated polychlorinated biphenyls (PCBs) in the subsurface soils. In cooperation with the DOH and EPA, Maui Electric is further investigating the Site and the Adjacent Parcel to determine the extent of impacts of PCBs, residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.7 million as of March 31, 2018, representing the probable and reasonably estimated cost to complete the additional investigation and estimated cleanup costs at the Site and the Adjacent Parcel; however, final costs of remediation will depend on the results of continued investigation.
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
As of March 31, 2018, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $4.7 million. The reserve represents the probable and reasonably estimable cost to complete the onshore and offshore investigations and the remediation of PCB contamination in the offshore sediment. The final remediation costs will depend on the assessment of potential source control requirements, as well as the further investigation of contaminated sediment offshore from the Waiau Power Plant by the Navy.
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
The RAM Cap impacted the Utilities' recovery of capital investments as follows:

•	Hawaiian Electric's RAM revenues were limited to the RAM Cap in 2017 and 2018.

•	Maui Electric's RAM revenues in 2017 and 2018 were below the RAM Cap.

•	Hawaii Electric Light’s RAM revenues were below the RAM Cap in 2017; however, the 2018 RAM revenues were limited to the RAM Cap.
2017 decoupling order. On April 27, 2017, the PUC issued an Order (the 2017 Decoupling Order) that required the establishment of specific performance-incentive mechanisms and provided guidelines for interim recovery of revenues to support major projects placed in service between general rate cases. The performance-incentive mechanisms are discussed further in the section below.
The 2017 Decoupling Order also established guidelines for MPIR. Projects eligible for recovery through the MPIR adjustment mechanism are major projects (i.e., projects with capital expenditures net of customer contributions in excess of $2.5 million), including but not restricted to renewable energy, energy efficiency, utility scale generation, grid modernization and smaller qualifying projects grouped into programs for review. The MPIR adjustment mechanism provides the opportunity to recover revenues for net costs of approved eligible projects placed in service between general rate cases wherein cost recovery is limited by a revenue cap and is not provided by other effective recovery mechanisms. The request for PUC approval must include a business case and all costs that are allowed to be recovered through the MPIR adjustment mechanism must be offset by any related benefits. The guidelines provide for accrual of revenues approved for recovery upon in-service date to be collected from customers through the annual RBA tariff. Capital projects which are not recovered through the MPIR would be included in the RAM and be subject to the RAM cap, until the next rate case when the utilities would request recovery in base rates.
In the 2017 Decoupling Order, the PUC indicated that in pending and subsequent rate cases, the PUC intends to require all fuel expenses and purchased energy expenses be recovered through an appropriately modified energy cost adjustment

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

mechanism, rather than through base rates, and will consider adopting processes to periodically reset fuel efficiency measures embedded in the energy cost adjustment mechanism to account for changes in the generating system.
Annual decoupling filings. On March 29, 2018, the Utilities submitted to the PUC their annual decoupling filings for tariffed rates effective from June 1, 2018 through May 31, 2019. The net annual incremental amounts to be collected (refunded) are as follows:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
2018 Annual incremental RAM adjusted revenues	$13.8	$3.4	$2.3
Annual change in accrued RBA balance as of December 31, 2017 (and associated revenue taxes)	$6.6	$0.7	$3.2
2017 Tax Reform Act Adjustment	$—	$—	$(2.4)
Net annual incremental amount to be collected under the tariffs	$20.4	$4.1	$3.1
*      Maui Electric incorporated a ($2.4 million) adjustment into its 2018 annual decoupling filing to incorporate the impact of the lower corporate income tax rate and the exclusion of the domestic production activities deduction, as a result of the Tax Act. Tax adjustments for Hawaiian Electric and Hawaii Electric Light are described in the discussion below of their respective on-going rate cases.
Performance incentive mechanisms. The PUC has ordered the following performance incentive mechanisms (PIM), which will be reflected in the annual decoupling filing beginning in 2019.

•	Service Quality performance incentives are measured on a calendar-year basis beginning in 2018.

•
Service Reliability Performance measured by System Average Interruption Duration and Frequency Indexes (penalties only). Target performance is based on each utility’s historical 10-year average performance with a deadband of one standard deviation. The maximum penalty for each performance index is 20 basis points applied to the common equity share of each respective utility’s rate base (or approximately $6.2 million penalty for both in total for the three utilities).

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

•
Demand Response measured by the demand response resources acquired in 2018. The award is equal to 5% of the total of the annual maintenance cost for cost-effective demand response capability contracted with aggregators by December 31, 2018. The maximum award is $0.5 million for the three utilities in total and there are no penalties. This incentive applies to one-time performance in 2018 only.

•
Procurement of low-cost variable renewable resources through the request for proposal process in 2018 measured by comparison of the procurement price to target prices. The incentive is 20% of savings determined by comparing procured price to a target of 11.5 cents per kilowatt-hour for renewable projects with storage capability and 9.5 cents per kilowatt-hour for energy-only renewable projects. This incentive has a cap of $3.5 million for the three utilities in total and has no penalty.

Performance-based regulation proceeding. On April 18, 2018, the PUC issued an order, instituting a proceeding to investigate performance-based regulation (PBR). The PUC intends to provide a forum to collaboratively develop modifications or new components to better align utility and customer interests. The PUC stated that PBR seeks to utilize both revenue adjustment mechanisms and performance mechanisms to more strongly align utilities’ incentives with customer interests.
The order stated that, in general, the PUC is interested in ratemaking elements and/or mechanisms that result in:

•	Greater cost control and reduced rate volatility;

•	Efficient investment and allocation of resources regardless of classification as capital or operating expense;

•	Fair distribution of risks between utilities and customers; and

•	Fulfillment of State policy goals.
The PUC envisions that the PBR components through this investigation are those that: (a) target areas of current utility performance that may benefit from improvement; and (b) reward the utility for achieving specific outcomes that are in the public interest and/or penalize the utility for not achieving said outcomes. To that end, through this investigation, the PUC intends to: (1) identify specific areas of utility performance that should be improved; (2) determine appropriate metrics for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

measuring successful outcomes in those areas; and (3) establish reasonable financial rewards and/or penalties that are sufficient to incent the utility to achieve those outcomes.
The order indicated that the proceeding would have two phases. Phase 1 would examine the current regulatory framework and identify those areas of utility performance that are deserving of further focus for PBR framework development and/or PIMs in Phase 2. Topics for Phase 1 could include what are additional key goals for which performance incentives should be developed, what targets or priority areas of utility performance should be measured, and how should performance be measured.
Performance-based ratemaking legislation. On April 24, 2018, Senate Bill No. 2939 SD2 was signed into law, which establishes performance metrics that the PUC shall consider while establishing performance incentives and penalty mechanisms under a performance-based ratemaking model. The law requires that the PUC establish these performance-based ratemaking mechanisms on or before January 1, 2020.
Most recent rate proceedings.
Hawaiian Electric consolidated 2014 and 2017 test year rate cases. In June 2014, Hawaiian Electric submitted its 2014 test year rate case filing, stating that it intended to forgo the opportunity to seek a general rate increase in base rates. In December 2016, Hawaiian Electric filed an application with the PUC for a general rate increase, and the PUC issued an order consolidating the Hawaiian Electric filings for the 2014 and 2017 test year rate cases.
On December 15, 2017, the PUC issued an interim decision and order (Interim D&O), which approved the interim rate relief set forth in Hawaiian Electric’s statement of probable entitlement filed on November 17, 2017, including the rate of return of 7.57% and the ROACE of 9.50% and a capital structure that includes 57% common equity, but made the following downward adjustments: (1) reduced the net pension regulatory asset; (2) reduced the pension contribution regulatory asset; and (3) a “hold-back” of $5 million relating to baseline plant additions from 2014 through the 2017 test year, pending further examination of the prudence of Hawaiian Electric’s baseline plant additions.
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
On January 19, 2018, Hawaiian Electric submitted revised schedules and revised revenue requirements, reflecting the Interim D&O and January 18 Order. The revised revenues requirements, based on an overall rate of return of 7.57%, which reflects a capital structure that includes 57% common equity and ROACE for interim purposes of 9.5%, and the adjustments resulting from the Interim D&O, indicated an interim increase in revenues of $36 million. On February 9, 2018, the PUC approved Hawaiian Electric’s proposed interim schedules, reflecting an interim increase of $36 million, which went into effect on February 16, 2018.
On March 5, 2018, Hawaiian Electric and the Consumer Advocate filed a stipulated settlement letter that resolved between them the remaining issues identified by the PUC (Settlement on Remaining Issues), except that Hawaiian Electric and the Consumer Advocate recommended that the PUC not adopt or implement Blue Planet’s ECAC proposals and that the PUC decide this sub-issue based on the evidence admitted in this proceeding. The Settlement on Remaining Issues also proposed the following: (1) to address the Tax Act, the 2017 test year revenue requirement would be reduced by $38.3 million; (2) Hawaiian Electric would accept a $5 million adjustment that reduces O&M expenses and would be reflected in final base rates; (3) the “hold-back” of $5 million relating to baseline plant additions from 2014 through the 2017 test year should be removed from any subsequent orders setting rates for Hawaiian Electric’s 2017 test year rate case; (4) the fair rate of return on rate base would be determined using the adjusted capital structure, and debt and preferred stock cost rates, included in the November 2017 Stipulated Settlement, and an ROACE of 9.50%; (5) the November 2017 Stipulated Settlement would remain intact, to the extent not inconsistent with or impacted by the modified Interim D&O or this settlement agreement; and (6) the Parties waived their rights to an evidentiary hearing on all of the remaining issues subject to approval of this settlement agreement.
On March 9, 2018, the PUC issued an order that approved the Settlement on Remaining Issues and cancelled the evidentiary hearing. The PUC will issue a final decision and order, which will include its decision regarding Blue Planet’s proposal to modify the ECAC, as well as establish Hawaiian Electric’s final rates for this proceeding.
On March 29, 2018, the PUC issued an order approving Hawaiian Electric’s proposed revised schedules of operations and proposed tariff sheets to implement the approved Settlement on Remaining Issues, effective April 13, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Maui Electric consolidated 2015 and 2018 test year rate cases. In December 2014, Maui Electric submitted its 2015 test year rate case filing, proposing no change to its base rates. In August 2017, the PUC issued an order consolidating the Maui Electric filings for the 2015 and 2018 test year rate cases.
On October 12, 2017, Maui Electric filed its 2018 test year rate case application with the PUC for a general rate increase of $30.1 million over revenues at current effective rates (for a 9.3% increase in revenues) based on a 2018 test year and an 8.05% rate of return (which incorporates a ROACE of 10.6% and a capital structure that includes a 56.9% common equity capitalization) on a $473 million rate base. The requested rate increase is primarily to pay for operating costs, including system upgrades to increase reliability, integrate more renewable energy and improve customer service. Further, Maui Electric requested that if a decision in a docket (filed in December 2016) seeking approval of new depreciation rates is rendered prior to new rates being established in the Maui Electric 2018 test year rate case, the new electric rates be based on the depreciation rates as a result of that docket. If the proposed depreciation rates are used to calculate Maui Electric’s 2018 test year revenue requirement, the requested revenue increase would be $46.6 million (14.3%) over revenues at current effective rates.
Maui Electric filed an exhibit with information responding to the PUC’s consolidation order, and explained why its forgoing of a general rate increase in the 2015 test year should not result in any further adjustments to Maui Electric’s revenue requirement in the 2018 test year.
In accordance with a PUC order, on February 26, 2018, Maui Electric filed revised schedules to reflect the following adjustments resulting from the Tax Act in its 2018 test year revenue requirement: (1) $8.1 million income tax expense reduction; (2) $0.5 million annual amortization credit for Excess ADIT; and (3) $7.1 million increase in rate base resulting from the decrease in ADIT for bonus depreciation loss and contributions in aid of construction (CIAC) taxability. Maui Electric further stated that it would need to adjust the above impacts when it can more precisely calculate the amortization subject to the Average Rate Assumption Method (ARAM) and as additional guidance and interpretations of the Tax Act are released.
On March 7, 2018, the PUC issued a revised procedural schedule that includes Maui Electric and the Consumer Advocate submitting statements of probable entitlement on July 13, 2018, an evidentiary hearing from July 30 to August 3, 2018, and an interim D&O on August 13, 2018.
Hawaii Electric Light 2016 test year rate case. On September 19, 2016, Hawaii Electric Light filed an application with the PUC for a general rate increase.
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
On April 24, 2018, the PUC issued an order approving Hawaii Electric Light’s motion filed on March 27, 2018, to adjust interim rates to incorporate the effects of the Tax Act. The effect of the Tax Act resulted in a total net reduction of $9.5 million to the test year revenue requirement. The interim rate adjustment became effective May 1, 2018.
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
See above sections for each Utility’s estimated impacts from the Tax Act and associated reductions to revenue requirements for each respective pending rate cases. Hawaiian Electric’s interim rates for the 2017 test year will reflect the Tax Act reductions effective April 13, 2018. Adjustment to Hawaii Electric Light’s interim rates for the 2016 test year is pending PUC approval. Adjustments to Maui Electric’s current rates for the Tax Act are proposed for incorporation in the annual Revenue Balancing Account adjustment to be effective on June 1, 2018. (See discussion in “Decoupling” section above.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
Hawaiian Electric also unconditionally guarantees Hawaii Electric Light’s and Maui Electric’s obligations (a) to the State of Hawaii for the repayment of principal and interest on Special Purpose Revenue Bonds issued for the benefit of Hawaii Electric Light and Maui Electric, (b) under their respective private placement note agreements and the Hawaii Electric Light notes and Maui Electric notes issued thereunder (see Hawaiian Electric and Subsidiaries' unaudited Condensed Consolidated Statements of Capitalization) and (c) relating to the trust preferred securities of Trust III. Hawaiian Electric is also obligated, after the satisfaction of its obligations on its own preferred stock, to make dividend, redemption and liquidation payments on Hawaii Electric Light’s and Maui Electric’s preferred stock if the respective subsidiary is unable to make such payments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended March 31, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$401,180	87,933	81,356	—	(42)	$570,427
Expenses
Fuel oil	114,498	18,487	33,983	—	—	166,968
Purchased power	107,370	23,834	8,706	—	—	139,910
Other operation and maintenance	72,940	16,098	18,572	—	—	107,610
Depreciation	34,439	10,055	5,972	—	—	50,466
Taxes, other than income taxes	38,167	8,212	7,725	—	—	54,104
Total expenses	367,414	76,686	74,958	—	—	519,058
Operating income	33,766	11,247	6,398	—	(42)	51,369
Allowance for equity funds used during construction	2,887	111	296	—	—	3,294
Equity in earnings of subsidiaries	9,325	—	—	—	(9,325)	—
Retirement defined benefits expense—other than service costs	(1,062)	(103)	(99)	—	—	(1,264)
Interest expense and other charges, net	(12,495)	(2,907)	(2,334)	—	42	(17,694)
Allowance for borrowed funds used during construction	1,238	64	142	—	—	1,444
Income before income taxes	33,659	8,412	4,403	—	(9,325)	37,149
Income taxes	5,914	2,177	1,084	—	—	9,175
Net income	27,745	6,235	3,319	—	(9,325)	27,974
Preferred stock dividends of subsidiaries	—	134	95	—	—	229
Net income attributable to Hawaiian Electric	27,745	6,101	3,224	—	(9,325)	27,745
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$27,475	6,101	3,224	—	(9,325)	$27,475

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended March 31, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$27,475	6,101	3,224	—	(9,325)	$27,475
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	4,653	675	562	—	(1,237)	4,653
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(4,622)	(675)	(562)	—	1,237	(4,622)
Other comprehensive income, net of taxes	31	—	—	—	—	31
Comprehensive income attributable to common shareholder	$27,506	6,101	3,224	—	(9,325)	$27,506

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended March 31, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$362,843	78,982	76,793	—	(7)	$518,611
Expenses
Fuel oil	98,001	17,257	29,012	—	—	144,270
Purchased power	100,147	18,589	8,388	—	—	127,124
Other operation and maintenance	65,993	15,599	17,225	—	—	98,817
Depreciation	32,722	9,685	5,809	—	—	48,216
Taxes, other than income taxes	35,040	7,450	7,333	—	—	49,823
Total expenses	331,903	68,580	67,767	—	—	468,250
Operating income	30,940	10,402	9,026	—	(7)	50,361
Allowance for equity funds used during construction	2,056	115	228	—	—	2,399
Equity in earnings of subsidiaries	8,603	—	—	—	(8,603)	—
Retirement defined benefits expense—other than service costs	(1,285)	83	(221)	—	—	(1,423)
Interest expense and other charges, net	(12,057)	(3,004)	(2,450)	—	7	(17,504)
Allowance for borrowed funds used during construction	749	45	95	—	—	889
Income before income taxes	29,006	7,641	6,678	—	(8,603)	34,722
Income taxes	7,271	2,923	2,564	—	—	12,758
Net income	21,735	4,718	4,114	—	(8,603)	21,964
Preferred stock dividends of subsidiaries	—	134	95	—	—	229
Net income attributable to Hawaiian Electric	21,735	4,584	4,019	—	(8,603)	21,735
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$21,465	4,584	4,019	—	(8,603)	$21,465
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended March 31, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$21,465	4,584	4,019	—	(8,603)	$21,465
Other comprehensive income (loss), net of taxes:
Derivatives qualifying as cash flow hedges:
Reclassification adjustment to net income, net of taxes	454	—	—	—	—	454
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	3,618	503	466	—	(969)	3,618
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(3,613)	(503)	(467)	—	970	(3,613)
Other comprehensive income (loss), net of taxes	459	—	(1)	—	1	459
Comprehensive income attributable to common shareholder	$21,924	4,584	4,018	—	(8,602)	$21,924

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
March 31, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$44,001	5,923	3,016	—	—	$52,940
Plant and equipment	4,176,161	1,212,692	1,063,362	—	—	6,452,215
Less accumulated depreciation	(1,472,313)	(534,083)	(501,546)	—	—	(2,507,942)
Construction in progress	256,058	10,150	25,729	—	—	291,937
Utility property, plant and equipment, net	3,003,907	694,682	590,561	—	—	4,289,150
Nonutility property, plant and equipment, less accumulated depreciation	5,935	115	1,532	—	—	7,582
Total property, plant and equipment, net	3,009,842	694,797	592,093	—	—	4,296,732
Investment in wholly owned subsidiaries, at equity	559,511	—	—	—	(559,511)	—
Current assets
Cash and cash equivalents	11,988	5,080	6,230	101	—	23,399
Advances to affiliates	3,000	—	—	—	(3,000)	—
Customer accounts receivable, net	97,943	24,117	19,373	—	—	141,433
Accrued unbilled revenues, net	70,618	15,182	13,835	—	—	99,635
Other accounts receivable, net	10,019	1,973	1,314	—	(9,353)	3,953
Fuel oil stock, at average cost	66,294	9,501	12,928	—	—	88,723
Materials and supplies, at average cost	29,420	8,591	17,681	—	—	55,692
Prepayments and other	22,811	3,661	3,736	—	—	30,208
Regulatory assets	87,449	6,698	8,653	—	—	102,800
Total current assets	399,542	74,803	83,750	101	(12,353)	545,843
Other long-term assets
Regulatory assets	549,020	120,529	100,150	—	—	769,699
Other	63,792	17,751	16,752	—	—	98,295
Total other long-term assets	612,812	138,280	116,902	—	—	867,994
Total assets	$4,581,707	907,880	792,745	101	(571,864)	$5,710,569
Capitalization and liabilities
Capitalization
Common stock equity	$1,846,955	288,927	270,483	101	(559,511)	$1,846,955
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	925,065	202,725	190,864	—	—	1,318,654
Total capitalization	2,794,313	498,652	466,347	101	(559,511)	3,199,902
Current liabilities
Current portion of long-term debt	29,984	10,994	8,995	—	—	49,973
Short-term borrowings from non-affiliates	121,983	—	—	—	—	121,983
Short-term borrowings from affiliate	—	3,000	—	—	(3,000)	—
Accounts payable	102,402	17,867	22,130	—	—	142,399
Interest and preferred dividends payable	18,422	4,006	3,791	—	(15)	26,204
Taxes accrued	107,968	33,213	25,284	—	—	166,465
Regulatory liabilities	2,612	2,387	1,934	—	—	6,933
Other	45,137	9,127	14,949	—	(9,338)	59,875
Total current liabilities	428,508	80,594	77,083	—	(12,353)	573,832
Deferred credits and other liabilities
Deferred income taxes	281,581	55,093	56,415	—	—	393,089
Regulatory liabilities	620,758	172,193	95,209	—	—	888,160
Unamortized tax credits	60,318	16,315	15,303	—	—	91,936
Defined benefit pension and other postretirement benefit plans liability	335,674	65,340	64,612	—	—	465,626
Other	60,555	19,693	17,776	—	—	98,024
Total deferred credits and other liabilities	1,358,886	328,634	249,315	—	—	1,936,835
Total capitalization and liabilities	$4,581,707	907,880	792,745	101	(571,864)	$5,710,569

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,972	6,189	3,016	—	—	$53,177
Plant and equipment	4,140,892	1,206,776	1,053,372	—	—	6,401,040
Less accumulated depreciation	(1,451,612)	(528,024)	(496,716)	—	—	(2,476,352)
Construction in progress	231,571	8,182	23,341	—	—	263,094
Utility property, plant and equipment, net	2,964,823	693,123	583,013	—	—	4,240,959
Nonutility property, plant and equipment, less accumulated depreciation	5,933	115	1,532	—	—	7,580
Total property, plant and equipment, net	2,970,756	693,238	584,545	—	—	4,248,539
Investment in wholly owned subsidiaries, at equity	557,013	—	—	—	(557,013)	—
Current assets
Cash and cash equivalents	2,059	4,025	6,332	101	—	12,517
Advances to affiliates	—	—	12,000	—	(12,000)	—
Customer accounts receivable, net	86,987	22,510	18,392	—	—	127,889
Accrued unbilled revenues, net	77,176	15,940	13,938	—	—	107,054
Other accounts receivable, net	11,376	2,268	1,210	—	(7,691)	7,163
Fuel oil stock, at average cost	64,972	8,698	13,203	—	—	86,873
Materials and supplies, at average cost	28,325	8,041	18,031	—	—	54,397
Prepayments and other	17,928	4,514	2,913	—	—	25,355
Regulatory assets	76,203	5,038	7,149	—	—	88,390
Total current assets	365,026	71,034	93,168	101	(19,691)	509,638
Other long-term assets
Regulatory assets	557,464	122,783	100,660	—	—	780,907
Other	60,157	16,311	15,061	—	—	91,529
Total other long-term assets	617,621	139,094	115,721	—	—	872,436
Total assets	$4,510,416	903,366	793,434	101	(576,704)	$5,630,613
Capitalization and liabilities
Capitalization
Common stock equity	$1,845,283	286,647	270,265	101	(557,013)	$1,845,283
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	924,979	202,701	190,836	—	—	1,318,516
Total capitalization	2,792,555	496,348	466,101	101	(557,013)	3,198,092
Current liabilities
Current portion of long-term debt	29,978	10,992	8,993	—	—	49,963
Short-term borrowings-non-affiliate	4,999	—	—	—	—	4,999
Short-term borrowings-affiliate	12,000	—	—	—	(12,000)	—
Accounts payable	121,328	17,855	20,427	—	—	159,610
Interest and preferred dividends payable	15,677	4,174	2,735	—	(11)	22,575
Taxes accrued	133,839	34,950	30,312	—	—	199,101
Regulatory liabilities	607	1,245	1,549	—	—	3,401
Other	43,121	9,818	14,197	—	(7,680)	59,456
Total current liabilities	361,549	79,034	78,213	—	(19,691)	499,105
Deferred credits and other liabilities
Deferred income taxes	281,223	56,955	55,863	—	—	394,041
Regulatory liabilities	613,329	169,139	94,901	—	—	877,369
Unamortized tax credits	59,039	16,167	15,163	—	—	90,369
Defined benefit pension and other postretirement benefit plans liability	340,983	66,447	65,518	—	—	472,948
Other	61,738	19,276	17,675	—	—	98,689
Total deferred credits and other liabilities	1,356,312	327,984	249,120	—	—	1,933,416
Total capitalization and liabilities	$4,510,416	903,366	793,434	101	(576,704)	$5,630,613

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Three months ended March 31, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2017	$1,845,283	286,647	270,265	101	(557,013)	$1,845,283
Net income for common stock	27,475	6,101	3,224	—	(9,325)	27,475
Other comprehensive income, net of taxes	31	—	—	—	—	31
Common stock dividends	(25,826)	(3,821)	(3,006)	—	6,827	(25,826)
Common stock issuance expenses	(8)	—	—	—	—	(8)
Balance, March 31, 2018	$1,846,955	288,927	270,483	101	(559,511)	$1,846,955

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Three months ended March 31, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2016	$1,799,787	291,291	259,554	101	(550,946)	$1,799,787
Net income for common stock	21,465	4,584	4,019	—	(8,603)	21,465
Other comprehensive income (loss), net of taxes	459	—	(1)	—	1	459
Common stock dividends	(21,942)	(3,874)	(2,986)	—	6,860	(21,942)
Balance, March 31, 2017	$1,799,769	292,001	260,586	101	(552,688)	$1,799,769

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$27,745	6,235	3,319	—	(9,325)	$27,974
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(9,350)	—	—	—	9,325	(25)
Common stock dividends received from subsidiaries	6,827	—	—	—	(6,827)	—
Depreciation of property, plant and equipment	34,439	10,055	5,972	—	—	50,466
Other amortization	3,237	1,554	553	—	—	5,344
Deferred income taxes	(271)	(1,806)	497	—	—	(1,580)
Allowance for equity funds used during construction	(2,887)	(111)	(296)	—	—	(3,294)
Other	2,868	(103)	(84)	—	—	2,681
Changes in assets and liabilities:
Increase in accounts receivable	(13,255)	(2,048)	(1,396)	—	1,662	(15,037)
Decrease in accrued unbilled revenues	6,558	758	103	—	—	7,419
Decrease (increase) in fuel oil stock	(1,322)	(803)	275	—	—	(1,850)
Decrease (increase) in materials and supplies	(1,095)	(550)	350	—	—	(1,295)
Increase in regulatory assets	(13,256)	(1,773)	(1,871)	—	—	(16,900)
Increase (decrease) in accounts payable	(2,028)	4,050	3,121	—	—	5,143
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(25,892)	(1,882)	(5,532)	—	440	(32,866)
Decrease in defined benefit pension and other postretirement benefit plans liability	(592)	(198)	(148)	—	—	(938)
Change in other assets and liabilities	2,976	2,875	349	—	(1,662)	4,538
Net cash provided by operating activities	14,702	16,253	5,212	—	(6,387)	29,780
Cash flows from investing activities
Capital expenditures	(84,226)	(15,161)	(15,070)	—	—	(114,457)
Contributions in aid of construction	3,327	656	347	—	—	4,330
Other	269	264	510	—	(440)	603
Advances (to) from affiliates	(3,000)	—	12,000	—	(9,000)	—
Net cash used in investing activities	(83,630)	(14,241)	(2,213)	—	(9,440)	(109,524)
Cash flows from financing activities
Common stock dividends	(25,826)	(3,821)	(3,006)	—	6,827	(25,826)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(270)	(134)	(95)	—	—	(499)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	104,984	3,000	—	—	9,000	116,984
Other	(31)	(2)	—	—	—	(33)
Net cash provided by (used in) financing activities	78,857	(957)	(3,101)	—	15,827	90,626
Net increase (decrease) in cash and cash equivalents	9,929	1,055	(102)	—	—	10,882
Cash and cash equivalents, beginning of period	2,059	4,025	6,332	101	—	12,517
Cash and cash equivalents, end of period	$11,988	5,080	6,230	101	—	$23,399

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$21,735	4,718	4,114	—	(8,603)	$21,964
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(8,628)	—	—	—	8,603	(25)
Common stock dividends received from subsidiaries	6,910	—	—	—	(6,860)	50
Depreciation of property, plant and equipment	32,722	9,685	5,809	—	—	48,216
Other amortization	914	442	593	—	—	1,949
Deferred income taxes	6,810	1,700	2,602	—	(48)	11,064
Allowance for equity funds used during construction	(2,056)	(115)	(228)	—	—	(2,399)
Other	661	(138)	(87)	—	—	436
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(10,724)	1,239	685	—	1,472	(7,328)
Increase in accrued unbilled revenues	(4,577)	(319)	(1,043)	—	—	(5,939)
Decrease (increase) in fuel oil stock	(9,234)	1,485	305	—	—	(7,444)
Decrease (increase) in materials and supplies	(2,267)	(1,114)	15	—	—	(3,366)
Decrease (increase) in regulatory assets	7,711	(677)	(1,125)	—	—	5,909
Increase (decrease) in accounts payable	21,943	(1,721)	(2,991)	—	—	17,231
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(32,272)	(5,352)	(6,408)	—	48	(43,984)
Increase in defined benefit pension and other postretirement benefit plans liability	240	14	10	—	—	264
Change in other assets and liabilities	(4,249)	805	197	—	(1,472)	(4,719)
Net cash provided by operating activities	25,639	10,652	2,448	—	(6,860)	31,879
Cash flows from investing activities
Capital expenditures	(64,035)	(12,434)	(8,243)	—	—	(84,712)
Contributions in aid of construction	8,934	915	801	—	—	10,650
Other	2,352	78	272	—	—	2,702
Advances from affiliates	—	(3,000)	7,500	—	(4,500)	—
Net cash provided by (used in) investing activities	(52,749)	(14,441)	330	—	(4,500)	(71,360)
Cash flows from financing activities
Common stock dividends	(21,942)	(3,874)	(2,986)	—	6,860	(21,942)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(270)	(134)	(95)	—	—	(499)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(3,000)	—	—	—	4,500	1,500
Other	(449)	—	(208)	—	—	(657)
Net cash used in financing activities	(25,661)	(4,008)	(3,289)	—	11,360	(21,598)
Net decrease in cash and cash equivalents	(52,771)	(7,797)	(511)	—	—	(61,079)
Cash and cash equivalents, beginning of period	61,388	10,749	2,048	101	—	74,286
Cash and cash equivalents, end of period	$8,617	2,952	1,537	101	—	$13,207

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 4 · Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income Data

	Three months ended March 31
(in thousands)	2018	2017
Interest and dividend income
Interest and fees on loans	$52,800	$50,742
Interest and dividends on investment securities	9,202	6,980
Total interest and dividend income	62,002	57,722
Interest expense
Interest on deposit liabilities	2,957	2,103
Interest on other borrowings	496	816
Total interest expense	3,453	2,919
Net interest income	58,549	54,803
Provision for loan losses	3,541	3,907
Net interest income after provision for loan losses	55,008	50,896
Noninterest income
Fees from other financial services	4,654	5,610
Fee income on deposit liabilities	5,189	5,428
Fee income on other financial products	1,654	1,866
Bank-owned life insurance	871	983
Mortgage banking income	613	789
Other income, net	436	458
Total noninterest income	13,417	15,134
Noninterest expense
Compensation and employee benefits	24,440	23,042
Occupancy	4,280	4,154
Data processing	3,464	3,280
Services	3,047	2,360
Equipment	1,728	1,748
Office supplies, printing and postage	1,507	1,535
Marketing	645	517
FDIC insurance	713	728
Other expense	4,101	4,506
Total noninterest expense	43,925	41,870
Income before income taxes	24,500	24,160
Income taxes	5,540	8,347
Net income	$18,960	$15,813

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Reconciliation to amounts per HEI Condensed Consolidated Statements of Income*:

	Three months ended March 31
(in thousands)	2018	2017
Interest and dividend income	$62,002	$57,722
Noninterest income	13,417	15,134
*Revenues-Bank	75,419	72,856
Total interest expense	3,453	2,919
Provision for loan losses	3,541	3,907
Noninterest expense	43,925	41,870
Less: Retirement defined benefits expense—other than service costs	(387)	(195)
*Expenses-Bank	50,532	48,501
*Operating income-Bank	24,887	24,355
Add back: Retirement defined benefits expense—other than service costs	387	195
Income before income taxes	$24,500	$24,160

American Savings Bank, F.S.B.
Statements of Comprehensive Income Data

	Three months ended March 31
(in thousands)	2018	2017
Net income	$18,960	$15,813
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of (taxes) benefits of $4,867 and $(148), respectively	(13,297)	223
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $694 and $404, respectively	1,222	612
Other comprehensive income (loss), net of taxes	(12,075)	835
Comprehensive income	$6,885	$16,648

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	March 31, 2018		December 31, 2017
Assets
Cash and due from banks		$123,580		$140,934
Interest-bearing deposits		90,643		93,165
Investment securities
Available-for-sale, at fair value		1,418,490		1,401,198
Held-to-maturity, at amortized cost (fair value of $42,491 and $44,412, respectively)		43,450		44,515
Stock in Federal Home Loan Bank, at cost		10,158		9,706
Loans held for investment		4,742,024		4,670,768
Allowance for loan losses		(53,895)		(53,637)
Net loans		4,688,129		4,617,131
Loans held for sale, at lower of cost or fair value		7,379		11,250
Other		425,426		398,570
Goodwill		82,190		82,190
Total assets		$6,889,445		$6,798,659
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$1,795,114		$1,760,233
Deposit liabilities—interest-bearing		4,283,953		4,130,364
Other borrowings		100,430		190,859
Other		106,482		110,356
Total liabilities		6,285,979		6,191,812
Commitments and contingencies
Common stock		1		1
Additional paid in capital		345,652		345,018
Retained earnings		300,837		292,957
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(28,248)		$(14,951)
Retirement benefit plans	(14,776)	(43,024)	(16,178)	(31,129)
Total shareholder’s equity		603,466		606,847
Total liabilities and shareholder’s equity		$6,889,445		$6,798,659

Other assets
Bank-owned life insurance		$149,656		$148,775
Premises and equipment, net		164,702		136,270
Prepaid expenses		4,549		3,961
Accrued interest receivable		18,461		18,724
Mortgage-servicing rights		8,541		8,639
Low-income housing equity investments		57,222		59,016
Real estate acquired in settlement of loans, net		—		133
Other		22,295		23,052
		$425,426		$398,570
Other liabilities
Accrued expenses		$49,034		$39,312
Federal and state income taxes payable		1,369		3,736
Cashier’s checks		22,990		27,000
Advance payments by borrowers		6,255		10,245
Other		26,834		30,063
		$106,482		$110,356

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of $50 million and $50 million, respectively, as of March 31, 2018 and $141 million and $50 million, respectively, as of December 31, 2017.
Investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
March 31, 2018
Available-for-sale
U.S. Treasury and federal agency obligations	$181,919	$164	$(3,255)	$178,828	18	$93,034	$(1,424)	9	$68,489	$(1,831)
Mortgage-related securities- FNMA, FHLMC and GNMA	1,259,732	389	(35,886)	1,224,235	86	762,936	(17,161)	79	447,876	(18,725)
Mortgage revenue bond	15,427	—	—	15,427	—	—	—	—	—	—
	$1,457,078	$553	$(39,141)	$1,418,490	104	$855,970	$(18,585)	88	$516,365	$(20,556)
Held-to-maturity
Mortgage-related securities- FNMA, FHLMC and GNMA	$43,450	$—	$(959)	$42,491	3	$42,491	$(959)	—	$—	$—
	$43,450	$—	$(959)	$42,491	3	$42,491	$(959)	—	$—	$—
December 31, 2017
Available-for-sale
U.S. Treasury and federal agency obligations	$185,891	$438	$(2,031)	$184,298	15	$83,137	$(825)	8	$62,296	$(1,206)
Mortgage-related securities- FNMA, FHLMC and GNMA	1,220,304	793	(19,624)	1,201,473	67	653,635	(6,839)	77	459,912	(12,785)
Mortgage revenue bond	15,427	—	—	15,427	—	—	—	—	—	—
	$1,421,622	$1,231	$(21,655)	$1,401,198	82	$736,772	$(7,664)	85	$522,208	$(13,991)
Held-to-maturity
Mortgage-related securities- FNMA, FHLMC and GNMA	$44,515	$1	$(104)	$44,412	2	$35,744	$(104)	—	$—	$—
	$44,515	$1	$(104)	$44,412	2	$35,744	$(104)	—	$—	$—
ASB does not believe that the investment securities that were in an unrealized loss position at March 31, 2018, represent an other-than-temporary impairment (OTTI). Total gross unrealized losses were primarily attributable to rising interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities. The contractual cash flows of the U.S. Treasury, federal agency obligations and mortgage-related securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB did not recognize OTTI for the quarters ended March 31, 2018 and 2017.
U.S. Treasury, federal agency obligations, and the mortgage revenue bond have contractual terms to maturity. Mortgage-related securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The contractual maturities of investment securities were as follows:

March 31, 2018	Amortized cost	Fair value
(in thousands)
Available-for-sale
Due in one year or less	$15,000	$14,902
Due after one year through five years	83,983	82,887
Due after five years through ten years	69,986	68,521
Due after ten years	28,377	27,945
	197,346	194,255
Mortgage-related securities-FNMA, FHLMC and GNMA	1,259,732	1,224,235
Total available-for-sale securities	$1,457,078	$1,418,490
Held-to-maturity
Mortgage-related securities-FNMA, FHLMC and GNMA	$43,450	$42,491
Total held-to-maturity securities	$43,450	$42,491
Proceeds from the sale of available-for-sale securities were nil for both the three months ended March 31, 2018 and 2017. Gross realized gains and losses were nil for both the three months ended March 31, 2018 and 2017.
Loans. The components of loans were summarized as follows:

	March 31, 2018	December 31, 2017
(in thousands)
Real estate:
Residential 1-4 family	$2,116,121	$2,118,047
Commercial real estate	766,522	733,106
Home equity line of credit	914,941	913,052
Residential land	16,569	15,797
Commercial construction	114,535	108,273
Residential construction	15,363	14,910
Total real estate	3,944,051	3,903,185
Commercial	568,371	544,828
Consumer	230,258	223,564
Total loans	4,742,680	4,671,577
Less: Deferred fees and discounts	(656)	(809)
Allowance for loan losses	(53,895)	(53,637)
Total loans, net	$4,688,129	$4,617,131
ASB's policy is to require private mortgage insurance on all real estate loans when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For non-owner occupied residential properties, the loan-to-value ratio may not exceed 80% of the lower of the appraised value or purchase price at origination. ASB is subject to the risk that the private mortgage insurance company cannot satisfy the bank's claim on policies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Allowance for loan losses.  The allowance for loan losses (balances and changes) and financing receivables were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Unallo-cated	Total
Three months ended March 31, 2018
Allowance for loan losses:
Beginning balance	$2,902	$15,796	$7,522	$896	$4,671	$12	$10,851	$10,987	$—	$53,637
Charge-offs	(31)	—	—	(8)	—	—	(602)	(4,232)	—	(4,873)
Recoveries	54	—	14	5	—	—	1,170	347	—	1,590
Provision	(400)	163	446	(219)	(310)	(8)	(1,064)	4,933	—	3,541
Ending balance	$2,525	$15,959	$7,982	$674	$4,361	$4	$10,355	$12,035	$—	$53,895
March 31, 2018
Ending balance: individually evaluated for impairment	$1,207	$68	$892	$17	$—	$—	$519	$3		$2,706
Ending balance: collectively evaluated for impairment	$1,318	$15,891	$7,090	$657	$4,361	$4	$9,836	$12,032	$—	$51,189
Financing Receivables:
Ending balance	$2,116,121	$766,522	$914,941	$16,569	$114,535	$15,363	$568,371	$230,258		$4,742,680
Ending balance: individually evaluated for impairment	$17,728	$1,004	$10,265	$1,184	$—	$—	$4,385	$65		$34,631
Ending balance: collectively evaluated for impairment	$2,098,393	$765,518	$904,676	$15,385	$114,535	$15,363	$563,986	$230,193		$4,708,049
Three months ended March 31, 2017
Allowance for loan losses:
Beginning balance	$2,873	$16,004	$5,039	$1,738	$6,449	$12	$16,618	$6,800	$—	$55,533
Charge-offs	(6)	—	(14)	—	—	—	(1,510)	(2,810)	—	(4,340)
Recoveries	9	—	91	203	—	—	297	297	—	897
Provision	(95)	500	301	(462)	808	(1)	(503)	3,359	—	3,907
Ending balance	$2,781	$16,504	$5,417	$1,479	$7,257	$11	$14,902	$7,646	$—	$55,997
December 31, 2017
Ending balance: individually evaluated for impairment	$1,248	$65	$647	$47	$—	$—	$694	$29		$2,730
Ending balance: collectively evaluated for impairment	$1,654	$15,731	$6,875	$849	$4,671	$12	$10,157	$10,958	$—	$50,907
Financing Receivables:
Ending balance	$2,118,047	$733,106	$913,052	$15,797	$108,273	$14,910	$544,828	$223,564		$4,671,577
Ending balance: individually evaluated for impairment	$18,284	$1,016	$8,188	$1,265	$—	$—	$4,574	$66		$33,393
Ending balance: collectively evaluated for impairment	$2,099,763	$732,090	$904,864	$14,532	$108,273	$14,910	$540,254	$223,498		$4,638,184

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
Each commercial and commercial real estate loan is assigned an Asset Quality Rating (AQR) reflecting the likelihood of repayment or orderly liquidation of that loan transaction pursuant to regulatory credit classifications:  Pass, Special Mention, Substandard, Doubtful and Loss. The AQR is a function of the probability of default model rating, the loss given default and possible non-model factors which impact the ultimate collectability of the loan such as character of the business owner/guarantor, interim period performance, litigation, tax liens and major changes in business and economic conditions. Pass exposures generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral. Special Mention loans have potential weaknesses that, if left uncorrected, could jeopardize the liquidation of the debt.  Substandard loans have well-defined weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the Bank may sustain some loss. An asset classified Doubtful has the weaknesses of those classified Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. An asset classified Loss is considered uncollectible and has such little value that its continuance as a bankable asset is not warranted.
The credit risk profile by internally assigned grade for loans was as follows:

	March 31, 2018			December 31, 2017
(in thousands)	Commercial real estate	Commercial construction	Commercial	Commercial real estate	Commercial construction	Commercial
Grade:
Pass	$667,555	$89,802	$518,819	$630,877	$83,757	$492,942
Special mention	46,283	22,500	27,876	49,347	22,500	27,997
Substandard	52,684	2,233	21,676	52,882	2,016	23,421
Doubtful	—	—	—	—	—	468
Loss	—	—	—	—	—	—
Total	$766,522	$114,535	$568,371	$733,106	$108,273	$544,828

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
March 31, 2018
Real estate:
Residential 1-4 family	$1,902	$662	$4,605	$7,169	$2,108,952	$2,116,121	$—
Commercial real estate	—	—	—	—	766,522	766,522	—
Home equity line of credit	1,943	1,350	2,121	5,414	909,527	914,941	—
Residential land	—	—	640	640	15,929	16,569	—
Commercial construction	—	—	—	—	114,535	114,535	—
Residential construction	—	—	—	—	15,363	15,363	—
Commercial	344	689	232	1,265	567,106	568,371	—
Consumer	2,889	1,523	1,856	6,268	223,990	230,258	—
Total loans	$7,078	$4,224	$9,454	$20,756	$4,721,924	$4,742,680	$—
December 31, 2017
Real estate:
Residential 1-4 family	$1,532	$1,715	$5,071	$8,318	$2,109,729	$2,118,047	$—
Commercial real estate	—	—	—	—	733,106	733,106	—
Home equity line of credit	425	114	2,051	2,590	910,462	913,052	—
Residential land	23	—	625	648	15,149	15,797	—
Commercial construction	—	—	—	—	108,273	108,273	—
Residential construction	—	—	—	—	14,910	14,910	—
Commercial	1,825	2,025	730	4,580	540,248	544,828	—
Consumer	3,432	2,159	1,876	7,467	216,097	223,564	—
Total loans	$7,237	$6,013	$10,353	$23,603	$4,647,974	$4,671,577	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The credit risk profile based on nonaccrual loans, accruing loans 90 days or more past due and troubled debt restructuring (TDR) loans was as follows:

(in thousands)	March 31, 2018	December 31, 2017
Real estate:
Residential 1-4 family	$13,578	$12,598
Commercial real estate	—	—
Home equity line of credit	5,049	4,466
Residential land	853	841
Commercial construction	—	—
Residential construction	—	—
Commercial	2,714	3,069
Consumer	2,949	2,617
Total nonaccrual loans	$25,143	$23,591
Real estate:
Residential 1-4 family	$—	$—
Commercial real estate	—	—
Home equity line of credit	—	—
Residential land	—	—
Commercial construction	—	—
Residential construction	—	—
Commercial	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	$—	$—
Real estate:
Residential 1-4 family	$10,874	$10,982
Commercial real estate	1,004	1,016
Home equity line of credit	8,467	6,584
Residential land	331	425
Commercial construction	—	—
Residential construction	—	—
Commercial	1,886	1,741
Consumer	65	66
Total troubled debt restructured loans not included above	$22,627	$20,814

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

	March 31, 2018			Three months ended March 31, 2018
(in thousands)	Recorded investment	Unpaid principal balance	Related Allowance	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$8,673	$9,205	$—	$8,496	$107
Commercial real estate	—	—	—	—	—
Home equity line of credit	1,690	1,982	—	1,700	5
Residential land	1,130	1,429	—	1,168	5
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	2,499	3,411	—	2,357	10
Consumer	7	7	—	7	—
	$13,999	$16,034	$—	$13,728	$127
With an allowance recorded
Real estate:
Residential 1-4 family	$9,055	$9,258	$1,207	$9,129	$93
Commercial real estate	1,004	1,004	68	1,008	11
Home equity line of credit	8,575	8,619	892	7,741	81
Residential land	54	54	17	77	2
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	1,886	1,886	519	1,957	36
Consumer	58	58	3	58	1
	$20,632	$20,879	$2,706	$19,970	$224
Total
Real estate:
Residential 1-4 family	$17,728	$18,463	$1,207	$17,625	$200
Commercial real estate	1,004	1,004	68	1,008	11
Home equity line of credit	10,265	10,601	892	9,441	86
Residential land	1,184	1,483	17	1,245	7
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	4,385	5,297	519	4,314	46
Consumer	65	65	3	65	1
	$34,631	$36,913	$2,706	$33,698	$351

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	December 31, 2017			Three months ended March 31, 2017
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$9,097	$9,644	$—	$9,555	$84
Commercial real estate	—	—	—	220	—
Home equity line of credit	1,496	1,789	—	2,004	14
Residential land	1,143	1,434	—	957	26
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	2,328	3,166	—	4,907	6
Consumer	8	8	—	—	—
	$14,072	$16,041	$—	$17,643	$130
With an allowance recorded
Real estate:
Residential 1-4 family	$9,187	$9,390	$1,248	$10,048	$119
Commercial real estate	1,016	1,016	65	1,300	14
Home equity line of credit	6,692	6,736	647	4,562	49
Residential land	122	122	47	2,076	37
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	2,246	2,252	694	7,268	401
Consumer	58	58	29	30	—
	$19,321	$19,574	$2,730	$25,284	$620
Total
Real estate:
Residential 1-4 family	$18,284	$19,034	$1,248	$19,603	$203
Commercial real estate	1,016	1,016	65	1,520	14
Home equity line of credit	8,188	8,525	647	6,566	63
Residential land	1,265	1,556	47	3,033	63
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	4,574	5,418	694	12,175	407
Consumer	66	66	29	30	—
	$33,393	$35,615	$2,730	$42,927	$750

*	Since loan was classified as impaired.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
Loan modifications that occurred during the first quarters of 2018 and 2017 and the impact on the allowance for loan losses were as follows:

	Three months ended March 31, 2018
	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance
(dollars in thousands)		Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	1	$339	$344	$16
Commercial real estate	—	—	—	—
Home equity line of credit	18	2,170	2,174	388
Residential land	1	109	109	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	5	2,251	2,251	—
Consumer	—	—	—	—
	25	$4,869	$4,878	$404

	Three months ended March 31, 2017
	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance
(dollars in thousands)		Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	3	$512	$520	$45
Commercial real estate	—	—	—	—
Home equity line of credit	8	226	212	34
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	1	342	342	—
Consumer	1	59	59	27
	13	$1,139	$1,133	$106

[1]	The reported balances include loans that became TDR during the period, and were fully paid-off, charged-off, or sold prior to period end.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Loans modified in TDRs that experienced a payment default of 90 days or more during the first quarters of 2018 and 2017, and for which the payment of default occurred within one year of the modification, were as follows:

	Three months ended March 31, 2018		Three months ended March 31, 2017
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate:
Residential 1-4 family	1	$49	1	$301
Commercial real estate	—	—	—	—
Home equity line of credit	1	86	—	—
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
	2	$135	1	$301
If loans modified in a TDR subsequently default, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled nil at March 31, 2018 and December 31, 2017.
The Company had $4.0 million and $4.3 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at March 31, 2018 and December 31, 2017, respectively.
Mortgage servicing rights. In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $33.1 million and $40.6 million for the three months ended March 31, 2018 and 2017, respectively, and recognized gains on such sales of $0.6 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.
There were no repurchased mortgage loans for the three months ended March 31, 2018 and 2017. The repurchase reserve was $0.1 million as of March 31, 2018 and 2017.
Mortgage servicing fees, a component of other income, net, were $0.7 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.
Changes in the carrying value of mortgage servicing rights were as follows:

(in thousands)	Gross carrying amount[1]	Accumulated amortization[1]	Valuation allowance	Net carrying amount
March 31, 2018	$17,846	$(9,305)	$—	$8,541
December 31, 2017	17,511	(8,872)	—	8,639
1 Reflects the impact of loans paid in full.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Changes related to mortgage servicing rights were as follows:

	Three months ended March 31
(in thousands)	2018	2017
Mortgage servicing rights
Beginning balance	$8,639	$9,373
Amount capitalized	335	436
Amortization	(433)	(515)
Other-than-temporary impairment	—	—
Carrying amount before valuation allowance	8,541	9,294
Valuation allowance for mortgage servicing rights
Beginning balance	—	—
Provision (recovery)	—	—
Other-than-temporary impairment	—	—
Ending balance	—	—
Net carrying value of mortgage servicing rights	$8,541	$9,294
ASB capitalizes mortgage servicing rights (MSRs) acquired upon the sale of mortgage loans with servicing rights retained. On a monthly basis, ASB compares the net carrying value of the mortgage servicing rights to its fair value to determine if there are any changes to the valuation allowance and/or other-than-temporary impairment for the mortgage servicing rights. ASB’s MSRs are stratified based on predominant risk characteristics of the underlying loans including loan type such as fixed-rate 15 and 30 year mortgages and note rate in bands of 50 to 100 basis points. For each stratum, fair value is calculated by discounting expected net income streams using discount rates that reflect industry pricing for similar assets. Changes in mortgage interest rates impact the value of ASB’s mortgage servicing rights. Rising interest rates typically result in slower prepayment speeds in the loans being serviced for others, which increases the value of mortgage servicing rights, whereas declining interest rates typically result in faster prepayment speeds which decrease the value of mortgage servicing rights and increase the amortization of the mortgage servicing rights. Expected net income streams are estimated based on industry assumptions regarding prepayment expectations and income and expenses associated with servicing residential mortgage loans for others.
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
Key assumptions used in estimating the fair value of ASB’s mortgage servicing rights used in the impairment analysis were as follows:

(dollars in thousands)	March 31, 2018	December 31, 2017
Unpaid principal balance	$1,184,160	$1,195,454
Weighted average note rate	3.94%	3.94%
Weighted average discount rate	10.0%	10.0%
Weighted average prepayment speed	7.1%	9.0%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	March 31, 2018	December 31, 2017
Prepayment rate:
25 basis points adverse rate change	$(378)	$(869)
50 basis points adverse rate change	(883)	(1,828)
Discount rate:
25 basis points adverse rate change	(127)	(111)
50 basis points adverse rate change	(252)	(220)

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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheet	Net amount of liabilities presented in the Balance Sheet
Repurchase agreements
March 31, 2018	$50	$—	$50
December 31, 2017	141	—	141

	Gross amount not offset in the Balance Sheet
(in millions)	Net amount of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral pledged
March 31, 2018
Commercial account holders	$50	$97	$—
Total	$50	$97	$—
December 31, 2017
Commercial account holders	$141	$165	$—
Total	$141	$165	$—
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	March 31, 2018		December 31, 2017
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$24,741	$255	$13,669	$131
Forward commitments	26,844	(60)	14,465	(24)
ASB’s derivative financial instruments, their fair values and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	March 31, 2018		December 31, 2017
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$264	$9	$133	$2
Forward commitments	18	78	4	28
	$282	$87	$137	$30
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statement of Income	Three months ended March 31
(in thousands)		2018	2017
Interest rate lock commitments	Mortgage banking income	$124	$(104)
Forward commitments	Mortgage banking income	(36)	73
		$88	$(31)
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $14.4 million and $15.8 million at March 31, 2018 and December 31, 2017, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. As of March 31, 2018, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 5 · Credit agreements
Credit agreements. HEI and Hawaiian Electric each entered into a separate agreement with a syndicate of eight financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Facilities), effective July 3, 2017, to amend and restate their respective previously existing revolving unsecured credit agreements. The $150 million HEI Facility extended the term of the facility to June 30, 2022. In March 2018, the PUC approved Hawaiian Electric’s request to extend the term of the $200 million Hawaiian Electric Facility to June 30, 2022. As of March 31, 2018 and December 31, 2017, no amounts were outstanding under the Facilities.
The Facilities will be maintained to support each company’s respective short-term commercial paper program, but may be drawn on to meet each company’s respective working capital needs and general corporate purposes.

Note 6 · Shareholders’ equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI
Balance, December 31, 2017	$(14,951)	$—	$(26,990)	$(41,941)	$—	$(1,219)	$(1,219)
Current period other comprehensive income (loss)	(13,297)	—	524	(12,773)	—	31	31
Balance, March 31, 2018	$(28,248)	$—	$(26,466)	$(54,714)	$—	$(1,188)	$(1,188)
Balance, December 31, 2016	$(7,931)	$(454)	$(24,744)	$(33,129)	$(454)	$132	$(322)
Current period other comprehensive income	223	454	308	985	454	5	459
Balance, March 31, 2017	$(7,708)	$—	$(24,436)	$(32,144)	$—	$137	$137
Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI
	Three months ended March 31		Affected line item in the
(in thousands)	2018	2017	Statements of Income / Balance Sheets
HEI consolidated
Derivatives qualifying as cash flow hedges:
Window forward contracts	$—	$454	Property, plant and equipment-electric utilities
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	5,146	3,921	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	(4,622)	(3,613)	See Note 8 for additional details
Total reclassifications	$524	$762
Hawaiian Electric consolidated
Derivatives qualifying as cash flow hedges:
Window forward contracts	$—	$454	Property, plant and equipment
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	4,653	3,618	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	(4,622)	(3,613)	See Note 8 for additional details
Total reclassifications	$31	$459

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 7 · Revenues
Adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” In the first quarter of 2018, the Company and Hawaiian Electric adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with accounting standards in effect for those periods. The adoption of Topic 606 had no significant impact on the timing or pattern of revenue recognition for the Company or Hawaiian Electric. No practical expedients were used by the Company or Hawaiian Electric in the adoption of ASU No. 2014-09.
Revenue from contracts with customers. The revenues subject to Topic 606 include the Utilities’ electric energy sales revenue and the Utilities’ and ASB’s transaction fees, as further described below.
Electric Utilities.
Electric energy sales and fees under tariff. Electric energy sales represent revenues from the generation and transmission of electricity to customers and utility fees include transaction-based fees associated with the delivery of electricity provided by the Utilities under tariffs approved by the PUC.
Electric energy sales under tariff - Transaction pricing for electricity is determined and approved by the PUC for each rate class and includes revenues from the base electric charges, which are composed of (1) the customer, demand, energy, and minimum charges, and (2) the power factor, service voltage, and other adjustments as provided in each rate and rate rider schedule. The Utilities satisfy performance obligations over time, i.e., the Utilities generate and transfer control of the electricity over time as the customer simultaneously receives and consumes the benefits provided by the Utilities' performance. Payments from customers are generally due within 30 days from the end of the billing period.
Utility fees - Pricing for transaction fees associated with electric service are set and approved by the PUC. Adjustments to the fee schedules are either requested by the Utilities during ratemaking years or during off cycle periods as needed. Such transaction fees include connection fees, late payment fees and other one-time transaction fees. These transaction-based fees are recognized at the point in time when the transaction has occurred and the performance obligation satisfied (e.g., connection fees are recognized when an electric connection is completed).
Bank.
Bank fees. Bank fees are primarily transaction-based and are recognized when the transaction has occurred and the performance obligation satisfied. From time to time, customers will request a fee waiver and ASB may grant reversals of fees. Revenues are not recorded for the estimated amount of fee reversals for each period. Under the new standard, certain fees paid to third parties that were previously recognized as a component of noninterest expense are now netted with fee income. The change in presentation will have no effect on the reported amount of operating income.
Fees from other financial services - These fees primarily include debit card interchange income and fees, automated teller machine fees, credit card interchange income and fees, check ordering fees, wire fees, safe deposit rental fees, corporate/business fees, merchant income, online banking fees and international banking fees. Amounts paid to third parties for payment network expenses are included in this financial statement caption in ASB’s Statements of Income Data (in Revenues—Bank financial statement caption of HEI’s Consolidated Statements of Income). Previously, these expenses were recorded in the other expense financial statement caption of ASB’s Statements of Income Data (in Expenses—Bank financial statement caption of HEI’s Consolidated Statements of Income).
Fee income on deposit liabilities - These fees primarily include “not sufficient funds” fees, monthly deposit account service charge fees, commercial account analysis fees and other deposit fees.
Fee income on other financial products - These fees primarily include commission income from the sales of annuity, mutual fund, and life insurance products. In 2017, ASB began offering a fee based, managed account product in which income is based on a percentage of assets under management. ASB satisfies its performance obligations under the managed account arrangement over time, and consequently, fees for assets under management are recognized over time as the customer simultaneously receives and consumes the benefit of asset management services. The managed account product is still in the preliminary stages and fees recognized are minimal.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Revenues from other sources. Revenues from other sources not subject to Topic 606 are accounted for as follows:
Electric Utilities.
Regulatory revenues. Regulatory revenues primarily consist of revenues from decoupling mechanism, cost recovery surcharges and the Tax Act adjustments.
Decoupling mechanism - Under the decoupling mechanism, the Utilities are allowed to recover or refund the difference between actual revenue and the target revenue as determined by the PUC. These adjustments will be reflected in tariffs in future periods.
Cost recovery surcharges - For the timely recovery of additional costs incurred, and reconciliation of costs and expenses included in tariffed rates, the Utilities recognize revenues under surcharges mechanisms approved by the PUC. These will be reflected in tariffs in future periods (e.g., ECAC and PPAC).
Tax Act adjustments - These represent adjustments to revenues for the amounts included in tariffed revenues that will be returned to customers as a result of the Tax Act.
Since revenue adjustments discussed above resulted from either agreements with the PUC or change in tax law, rather than contracts with customers, they are not subject to the scope of Topic 606. See Notes 1, 3 and 10 to the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2017.
Bank.
Interest and dividend income. Interest and fees on loans are recognized in accordance with ASC Topic 310, Receivables, including the related allowance for loan losses. Interest and dividends on investment securities are recognized in accordance with ASC Topic 320, Investments-Debt and Equity Securities. See Notes 1 and 4 to the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2017.
Other bank noninterest income. Other bank noninterest income primarily consists of mortgage banking income and bank-owned life insurance income.
Mortgage banking income - Mortgage banking income consists primarily of realized and unrealized gains on sale of loans accounted for pursuant to ASC Topic 860, Transfers and Servicing. Interest rate lock commitments and forward loan sales are considered derivatives and are accounted pursuant to ASC Topic 815, Derivatives and Hedging.
Bank-Owned Life Insurance (BOLI) - The recognition of BOLI cash surrender value does not represent a contract with a customer and is accounted for in accordance with Emerging Issues Task Force Issue 06-05, Accounting for Purchases of Life Insurance-Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Revenue disaggregation. The following tables disaggregates revenues by major source, timing of revenue recognition, and segment:

Three months ended March 31, 2018	Electric utility	Bank	Other	Total
(in thousands)
Revenues from contracts with customers
Electric energy sales - residential	$178,589	$—	$—	$178,589
Electric energy sales - commercial	188,998	—	—	188,998
Electric energy sales - large light and power	192,321	—	—	192,321
Electric energy sales - other	3,263	—	—	3,263
Utility fees	797	—	—	797
Bank fees	—	11,497	—	11,497
Total revenues from contracts with customers	563,968	11,497	—	575,465
Revenues from other sources
Regulatory revenue	4,750	—	—	4,750
Bank interest and dividend income	—	62,002	—	62,002
Other bank noninterest income	—	1,920	—	1,920
Other	1,709	—	28	1,737
Total revenues from other sources	6,459	63,922	28	70,409
Total revenues	$570,427	$75,419	$28	$645,874
Timing of revenue recognition
Services/goods transferred at a point in time	$797	$11,497	$—	$12,294
Services/goods transferred over time	563,171	—	—	563,171
Total revenues from contracts with customers	$563,968	$11,497	$—	$575,465
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at the beginning or at the end of the first quarter ended March 31, 2018. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s condensed consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s condensed consolidated balance sheets.
As of March 31, 2018, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For the bank, fees are recognized when a transaction is completed.
Note 8 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first three months of 2018, the Company contributed $16 million ($15 million by the Utilities) to its pension and other postretirement benefit plans, compared to $17 million ($17 million by the Utilities) in the first three months of 2017. The Company’s current estimate of contributions to its pension and other postretirement benefit plans in 2018 is $62 million ($61 million by the Utilities, $1 million by HEI and nil by ASB), compared to $67 million ($66 million by the Utilities, $1 million by HEI and nil by ASB) in 2017. In addition, the Company expects to pay directly $3 million ($1 million by the Utilities) of benefits in 2018, compared to $1 million ($0.5 million by the Utilities) paid in 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The components of NPPC and NPBC for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended March 31
	Pension benefits		Other benefits
(in thousands)	2018	2017	2018	2017
HEI consolidated
Service cost	$17,113	$16,494	$669	$840
Interest cost	19,234	20,216	1,931	2,411
Expected return on plan assets	(27,254)	(25,721)	(3,192)	(3,066)
Amortization of net prior service gain	(10)	(14)	(452)	(449)
Amortization of net actuarial loss (gain)	7,395	6,513	(2)	366
Net periodic pension/benefit cost (return)	16,478	17,488	(1,046)	102
Impact of PUC D&Os	2,657	(5,156)	1,071	146
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$19,135	$12,332	$25	$248
Hawaiian Electric consolidated
Service cost	$16,673	$16,094	$664	$835
Interest cost	17,710	18,589	1,859	2,327
Expected return on plan assets	(25,607)	(24,011)	(3,140)	(3,017)
Amortization of net prior service loss (gain)	2	2	(451)	(451)
Amortization of net actuarial loss	6,710	6,006	—	359
Net periodic pension/benefit cost (return)	15,488	16,680	(1,068)	53
Impact of PUC D&Os	2,657	(5,156)	1,071	146
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$18,145	$11,524	$3	$199
HEI consolidated recorded retirement benefits expense of $12 million ($11 million by the Utilities) and $9 million ($8 million by the Utilities) in the first three months of 2018 and 2017, respectively, and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first three months of 2018 and 2017, the Company’s expenses for its defined contribution pension plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $1.6 million and $1.5 million, respectively, and cash contributions were $3.7 million and $2.9 million, respectively. For the first three months of 2018 and 2017, the Utilities’ expenses for its defined contribution pension plan under the HEIRSP were $0.5 million, and cash contributions were $0.5 million.
Note 9 · Share-based compensation
Under the 2010 Equity and Incentive Plan, as amended, HEI can issue shares of common stock as incentive compensation to selected employees in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares and other share-based and cash-based awards. The 2010 Equity and Incentive Plan (original EIP) was amended and restated effective March 1, 2014 (EIP) and an additional 1.5 million shares were added to the shares available for issuance under these programs.
As of March 31, 2018, approximately 3.2 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 0.6 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of March 31, 2018, there were 84,354 shares remaining available for future issuance under the 2011 Director Plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended March 31
(in millions)	2018	2017
HEI consolidated
Share-based compensation expense [1]	$1.7	$1.1
Income tax benefit	0.2	0.3
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.6	0.5
Income tax benefit	0.1	0.2

[1]	For the three months ended March 31, 2018 and 2017, the Company has not capitalized any share-based compensation.

Stock awards. HEI granted HEI common stock to nonemployee directors of HEI, Hawaiian Electric and ASB under the 2011 Director Plan as follows:

	Three months ended March 31
(dollars in thousands)	2018	2017
Shares granted	1,074	770
Fair value	$39	$25
Income tax benefit	10	10
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI Common Stock on the grant date.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended March 31
	2018		2017
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	197,047	$31.53	220,683	$29.57
Granted	88,905	34.10	96,977	33.48
Vested	(75,235)	30.55	(81,624)	28.85
Forfeited	(2,629)	33.09	—	—
Outstanding, end of period	208,088	$32.97	236,036	$31.42
Total weighted-average grant-date fair value of shares granted (in millions)	$3.0		$3.2

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the first three months of 2018 and 2017, total restricted stock units and related dividends that vested had a fair value of $2.7 million and $3.1 million, respectively, and the related tax benefits were $0.5 million and $1.1 million, respectively.
As of March 31, 2018, there was $6.1 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 3.0 years.
Long-term incentive plan payable in stock.  The 2017-2019 and 2018-2020 long-term incentive plans (LTIP) provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals, including a market condition goal. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made, subject to the achievement of specified performance levels and calculated dividend equivalents. The potential payout varies from 0% to 200% of the number of target shares depending on the achievement of the goals. The market condition goal is based on HEI’s total shareholder return (TSR) compared to the Edison Electric Institute Index over the three-year period. The other performance condition goals relate to EPS growth, return on average common equity (ROACE) and ASB’s efficiency ratio. The 2016-2018 LTIP provides for performance awards payable in cash, and thus is not included in the tables below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended March 31
	2018		2017
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	32,904	$39.51	83,106	$22.95
Granted	35,626	38.21	36,971	39.51
Vested (issued or unissued and cancelled)	—	—	(83,106)	22.95
Forfeited	(1,739)	38.83	—	—
Outstanding, end of period	66,791	$38.84	36,971	$39.51
Total weighted-average grant-date fair value of shares granted (in millions)	$1.4		$1.5

(1)	Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
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
The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TSR and the resulting fair value of LTIP awards granted:

	2018	2017
Risk-free interest rate	2.29%	1.46%
Expected life in years	3	3
Expected volatility	17.0%	20.1%
Range of expected volatility for Peer Group	15.1% to 26.2%	15.4% to 26.0%
Grant date fair value (per share)	$38.20	$39.51
For the three months ended March 31, 2017, total vested LTIP awards linked to TSR and related dividends had a fair value of $1.9 million and the related tax benefits were $0.7 million.
As of March 31, 2018, there was $2.0 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 2.3 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended March 31
	2018		2017
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	131,616	$33.47	109,816	$25.18
Granted	142,509	34.10	147,888	33.48
Vested	—	—	(109,816)	25.18
Forfeited	(6,958)	33.81	—	—
Outstanding, end of period	267,167	$33.80	147,888	$33.48
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$4.9		$5.0

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the three months ended March 31, 2017, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $4.2 million and the related tax benefits were $1.6 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

As of March 31, 2018, there was $6.9 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 2.3 years.
Note 10 · Income taxes
Staff Accounting Bulletin No. 118 (SAB No. 118). On December 22, 2017, the SEC staff issued SAB No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In 2017, the Company calculated its best estimate in accordance with its understanding of the law and available guidance. As of March 31, 2018, there were no adjustments made to provisional tax impacts previously recognized in the Company’s and Utilities financial statements. The provisional impacts will be updated when and if additional information is received as a result of changes in the Company and Utilities interpretations and assumptions, the issuance of Internal Revenue Service and Joint Committee on Taxation guidance, and actions the Company and Utilities may take as a result of the Tax Act. The provisional tax impacts will be finalized by the end of 2018.
Note 11 · Cash flows

Three months ended March 31	2018	2017
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates	$19	$19
Income taxes paid (including refundable credits)	3	4
Hawaiian Electric consolidated
Interest paid to non-affiliates	12	13
Income taxes paid (including refundable credits)	5	2
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	3	—
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	48	27
Loans transferred from held for investment to held for sale (investing)	1	9
Common stock issued (gross) for director and executive/management compensation (financing)[1]	3	9
Transfer of retail repurchase agreements to deposit liabilities (financing)	102	—
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	3	—
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	29	26
1 The amounts shown represent the market value of common stock issued for director and executive/management compensation and withheld to satisfy statutory tax liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 12 · Fair value measurements
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
Deposit liabilities. Includes only fixed-maturity certificates of deposit beginning in 2018. The fair value of fixed-maturity certificates of deposit was estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.
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
Long-term debt—other than bank.  Fair value of long-term debt of HEI and the Utilities was obtained from third-party financial services providers based on the current rates offered for debt of the same or similar remaining maturities and from discounting the future cash flows using the current rates offered for debt of the same or similar risks, terms, and remaining maturities.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

		Estimated fair value
	Carrying or notional amount	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2018
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,418,490	$—	$1,403,063	$15,427	$1,418,490
Held-to-maturity investment securities	43,450	—	42,491	—	42,491
Stock in Federal Home Loan Bank	10,158	—	10,158	—	10,158
Loans, net	4,695,508	—	7,380	4,772,870	4,780,250
Mortgage servicing rights	8,541	—	—	12,882	12,882
Derivative assets	29,840	—	611	—	611
Hawaiian Electric consolidated
Derivative assets-window forward contracts	3,240	—	329	—	329
Financial liabilities
HEI consolidated
Deposit liabilities[1]	777,390	—	766,425	—	766,425
Short-term borrowings—other than bank	238,445	—	238,445	—	238,445
Other bank borrowings	100,430	—	100,377	—	100,377
Long-term debt, net—other than bank	1,684,002	—	1,741,324	—	1,741,324
Derivative liabilities	24,985	60	27	—	87
Hawaiian Electric consolidated
Short-term borrowings	121,983	—	121,983	—	121,983
Long-term debt, net	1,368,627	—	1,432,134	—	1,432,134
December 31, 2017
Financial assets
HEI consolidated
Available-for-sale investment securities	1,401,198	—	1,385,771	15,427	1,401,198
Held-to-maturity investment securities	44,515	—	44,412	—	44,412
Stock in Federal Home Loan Bank	9,706	—	9,706	—	9,706
Loans, net	4,628,381	—	11,254	4,770,497	4,781,751
Mortgage servicing rights	8,639	—	—	12,052	12,052
Derivative assets	17,812	—	393	—	393
Hawaiian Electric consolidated
Derivative assets-window forward contracts	3,240	—	256	—	256
Financial liabilities
HEI consolidated
Deposit liabilities[1]	5,890,597	—	5,884,071	—	5,884,071
Short-term borrowings—other than bank	117,945	—	117,945	—	117,945
Other bank borrowings	190,859	—	190,829	—	190,829
Long-term debt, net—other than bank	1,683,797	—	1,813,295	—	1,813,295
Derivative liabilities	13,562	20	10	—	30
Hawaiian Electric consolidated
Short-term borrowings	4,999	—	4,999	—	4,999
Long-term debt, net	1,368,479	—	1,497,079	—	1,497,079

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

1  Deposit liabilities as of December 31, 2017 include noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, for which the carrying amount represents a reasonable estimate of fair value, as such liabilities have no stated maturity. The fair value of such financial liabilities are not included as of March 31, 2018 as a result of the Company’s adoption of ASU No. 2016-01.
Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2018			December 31, 2017
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$1,224,235	$—	$—	$1,201,473	$—
U.S. Treasury and federal agency obligations	—	178,828	—	—	184,298	—
Mortgage revenue bond	—	—	15,427	—	—	15,427
	$—	$1,403,063	$15,427	$—	$1,385,771	$15,427
Derivative assets
Interest rate lock commitments (bank segment) [1]	$—	$264	$—	$—	$133	$—
Forward commitments (bank segment) [1]	—	18	—	—	4	—
Window forward contracts (electric utility segment)[2]	—	329	—	—	256	—
	$—	$611	$—	$—	$393	$—
Derivative liabilities
Interest rate lock commitments (bank segment) [1]	$—	$9	$—	$—	$2	$—
Forward commitments (bank segment) [1]	60	18	—	20	8	—
	$60	$27	$—	$20	$10	$—
1  Derivatives are carried at fair value with changes in value reflected in the balance sheet in other assets or other liabilities and included in mortgage banking income.
2 Derivatives are included in regulatory assets and/or liabilities in the balance sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2018.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Three months ended March 31
Mortgage revenue bond	2018	2017
(in thousands)
Beginning balance	$15,427	$15,427
Principal payments received	—	—
Purchases	—	—
Unrealized gain (loss) included in other comprehensive income	—	—
Ending balance	$15,427	$15,427
ASB holds one mortgage revenue bond issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of March 31, 2018, the weighted average discount rate was 3.262% which was derived by incorporating a credit spread over the one month LIBOR rate. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

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

		Fair value measurements
(in thousands)	Balance	Level 1	Level 2	Level 3
March 31, 2018
Loans	$545	$—	$—	$545
December 31, 2017
Loans	2,621	—	—	2,621
For three months ended March 31, 2018 and 2017, there were no adjustments to fair value for ASB’s loans held for sale.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value (1)
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
March 31, 2018
Residential loans	$545	Fair value of collateral	Appraised value less 7% selling cost	69-95%	84%
Total loans	$545

December 31, 2017
Residential loans	$613	Fair value of collateral	Appraised value less 7% selling cost	71-92%	84%
Commercial loans	2,008	Fair value of collateral	Appraised value	71-76%	75%
Total loans	$2,621
(1) Represent percent of outstanding principal balance.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2017 Form 10-K and should be read in conjunction with such discussion and the 2017 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2017 Form 10-K, as well as the quarterly (as of and for the three months ended March 31, 2018) condensed consolidated financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
RESULTS OF OPERATIONS

(in thousands, except per	Three months ended March 31%
share amounts)	2018	2017	change	Primary reason(s)*
Revenues	$645,874	$591,562	9	Increases for the electric utility and bank segments
Operating income	71,889	69,738	3	Increases for the electric utility and bank segments, and lower operating losses for the “other” segment
Net income for common stock	40,247	34,193	18	Higher net income at the electric utility and bank segments, partly offset by higher net losses at the “other” segment. See below for effective tax rate explanation.
Basic earnings per common share	$0.37	$0.31	19	Higher net income
Weighted-average number of common shares outstanding	108,818	108,674	—	Issuances of shares under compensation plans.

*	Also, see segment discussions which follow.

The Company’s effective tax rates (combined federal and state income tax rates) for the first three months of 2018 and 2017 were 24% and 33%, respectively. The effective tax rate was lower for the three months ended March 31, 2018 compared to the same period in 2017 due primarily to the provision in the Tax Act that lowered the federal income tax rate from 35% to 21%. The lower tax rate was partially offset by lower excess tax benefits associated with share-based awards in the first quarter of 2018 as compared to the first quarter of 2017 and tax-reform related items (the non-deductibility of excess executive compensation and various fringe benefit costs and loss of the domestic production activities deduction). Note that although the Utilities’ effective income tax rate decreased, the net benefit of the Tax Act, which was accrued as a regulatory liability pursuant to PUC order, will be returned to customers through rates.
HEI’s consolidated ROACE was 8.2% for the twelve months ended March 31, 2018 and 12.5% for the twelve months ended March 31, 2017. The lower ROACE for the twelve months ended March 31, 2018 compared to the twelve months ended March 31, 2017 was primarily due to the merger termination fee received in July 2016 when HEI’s planned merger with NextEra Energy was terminated.
Dividends.  The payout ratios for the first three months of 2018 and full year 2017 were 84% and 82%, respectively. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company and current and expected future economic conditions.
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
Through the first quarter of 2018, Hawaii’s tourism industry, a significant driver of Hawaii’s economy, continues to grow in both visitor spending and arrivals. Visitor expenditures increased 10.1% and arrivals increased 9.4% compared to the same period in 2017. Looking ahead, the Hawaii Tourism Authority expects scheduled nonstop seats to Hawaii to increase as the year progresses, driven primarily by an increase in seats from West Coast, East Coast and Asia.

Hawaii’s unemployment rate remained steady at 2.1% for March 2018, which was lower than the 2.6% rate for the same period a year ago and lower than the national unemployment rate of 4.1%. It is also the lowest unemployment rate in the nation.
Hawaii real estate activity, as indicated by the home resale market, experienced growth in median sales prices so far in 2018. Median sales prices for single family residential homes and condominiums on Oahu through March 2018 were higher by 2.0% and 9.0%, respectively, over the same time period in 2017. The number of closed sales for single family residential homes was down by 0.4% and for condominiums was up 0.7% through March of 2018 compared to same time period of 2017.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. Following price increases in the fourth quarter of 2017 and January 2018, the price of crude oil declined in February 2018 before resuming a modest increase in March 2018.
At its March 2018 meeting, the Federal Open Market Committee (FOMC) decided to raise the federal funds rate target range to “1.50% to 1.75%” in view of realized and expected labor market conditions and inflation. The FOMC will continue to assess economic conditions relative to its objectives of maximum employment and 2% inflation in determining the size and timing of future adjustments to the target range.
Overall, Hawaii’s economy is expected to see another year of positive growth but at a subdued pace as the cycle matures. Tourism continues to fare well; however, future gains may be hindered by capacity constraints in visitor accommodations. Unemployment has reached new lows making it difficult for job growth. Although the construction market peaked in 2016, projects such as transit oriented development, several high rises in urban Honolulu and large residential projects in central Oahu will continue to support construction activity over the next several years. Hawaii’s economy is subject to uncertainty of the global economy and its potential impact on the U.S. economy.
“Other” segment.

	Three months ended March 31
(in thousands)	2018	2017	Primary reason(s)
Revenues	$28	$95
Operating loss	(4,367)	(4,978)	First quarter of 2018 includes $0.9 million of operating income from Pacific Current, LLC[1]. First quarter of 2018 corporate expense was slightly higher than same period in 2017.
Net loss	(6,188)	(3,085)
First quarter of 2018 includes higher interest expense (due to higher interest rates at corporate and new debt at Pacific Current, LLC related to Hamakua Energy’s acquisition of a power plant) and lower tax benefits on expenses as a result of tax reform and lower excess tax benefits associated with share-based awards in the first quarter of 2018 as compared to the first quarter of 2017.

[1]
Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation, but Hamakua Energy's profit on electricity sales to Hawaii Electric Light is not required to be eliminated because the PPA was approved by the PUC and it is probable that, through the ratemaking process, future revenue from Hawaii Electric Light’s sale of the electricity will approximate its purchase price from Hamakua Energy under the PPA.

The “other” business segment (loss)/income includes results of the stand-alone corporate operations of HEI and ASB Hawaii, Inc. (ASBH), as well as the results of Pacific Current, LLC, a newly created direct subsidiary of HEI focused on investing in clean energy and sustainability projects; Pacific Current’s indirect subsidiary, Hamakua Energy, LLC, which owns a 60-MW combined cycle power plant, formerly owned by Hamakua Energy Partners, L.P.; Pacific Current’s indirect subsidiary, Mauo, LLC (Mauo), which is currently constructing a solar-plus-storage project; HEI Properties, Inc., a company which held passive, venture capital investments (all of which have been sold or abandoned prior to its dissolution in December 2015 and final winding up in June 2017); and The Old Oahu Tug Service, Inc., a maritime freight transportation company that ceased operations in 1999, but has remaining employee benefit payments obligations; as well as eliminations of intercompany transactions.
Acquisition of a Solar + Storage Power Purchase Agreement (PPA). On February 2, 2018, Mauo executed definitive agreements to acquire a solar-plus-storage PPA for a multi-site, commercial-scale project that will provide 8.6 MW of solar capacity and 42.3 MWH of storage capacity on the islands of Maui and Oahu. The PPA has a 15-year term with an option for the customer to extend for an additional five years. The system will be constructed by a third-party contractor under an Engineering, Procurement and Construction (EPC) contract that was contemporaneously negotiated and executed by Mauo. The EPC contract provides a fixed price for the purchase of the completed system, a project completion schedule and performance obligations designed to match the requirements of the PPA. Mauo plans to fund the construction of the project with a construction facility that will be repaid at the commercial operation date (ultimately with cash from investment tax credits, state renewable tax credits and non-recourse project debt). The facilities are expected to be operational in 2019.

FINANCIAL CONDITION
Liquidity and capital resources.  As a result of the Tax Cut and Jobs Act, utilities are no longer eligible for bonus depreciation for utility property acquired and placed into service after September 27, 2017. Consequently, the initial cash requirement for utility capital projects will generally increase because of the loss of the immediate tax benefit from bonus depreciation. The Company believes, however, that its ability to generate cash, both internally from electric utility and banking operations and externally from issuances of equity and debt securities, commercial paper and bank borrowings, is adequate to maintain sufficient liquidity to fund its contractual obligations and commercial commitments, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other cash requirements for the foreseeable future.
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	March 31, 2018		December 31, 2017
Short-term borrowings—other than bank	$238	6%	$118	3%
Long-term debt, net—other than bank	1,684	41	1,684	43
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,092	52	2,097	53
	$4,048	100%	$3,933	100%
HEI’s commercial paper borrowings and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Three months ended March 31, 2018	March 31, 2018	December 31, 2017
Commercial paper	$45	$67	$63
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility		150	150

Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s external short-term borrowings during the first three months of 2018 was $66.5 million. As of April 27, 2018, HEI had $62 million of outstanding commercial paper, and its line of credit facility was undrawn.
HEI has a $150 million line of credit facility with no amounts outstanding at March 31, 2018. See Note 5 of the Condensed Consolidated Financial Statements.
The Company has the ability to satisfy the share purchase requirements for the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), HEIRSP and ASB 401(k) Plan either through the issuance of new shares, which provides new capital, or through open market purchases of its common stock. From December 7, 2016 to date, HEI satisfied the share purchase requirements for these plans through open market purchases of its common stock rather than through new issuances.
For the first three months of 2018, net cash provided by operating activities of HEI consolidated was $35 million. Net cash used by investing activities for the same period was $231 million, primarily due to Hawaiian Electric’s consolidated capital expenditures and ASB’s net increase in loans held for investment and purchases of investment securities, partly offset by ASB’s receipt of repayments from investment securities and Hawaiian Electric’s contributions in aid of construction. Net cash provided by financing activities during this period was $179 million as a result of several factors, including increases in short-term borrowings and ASB’s deposit liabilities, proceeds from other bank borrowings and net increases in ASB’s retail purchase agreements, partly offset by the payment of common stock dividends and repayments of other bank borrowings. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition—Liquidity and capital resources” sections below.) During the first three months of 2018, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $26 million and $11 million, respectively.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
The Company’s results of operations and financial condition can be affected by numerous factors, many of which are beyond the Company’s control and could cause future results of operations to differ materially from historical results. For information about certain of these factors, see pages 49, 63 to 65, and 75 to 77 of HEI’s MD&A included in Part II, Item 7 of HEI’s 2017 Form 10-K.
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
For information about these material estimates and critical accounting policies, see pages 50 to 51, 65, and 77 to 80 of HEI’s MD&A included in Part II, Item 7 of HEI’s 2017 Form 10-K.

Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.
Electric utility
RESULTS OF OPERATIONS

Three months ended March 31		Increase
2018	2017	(decrease)		(dollars in millions, except per barrel amounts)
$570	$519	$51		Revenues. Net increase largely due to:
			$34	higher fuel oil prices[1]
			17	higher RAM revenues
			7	higher interim rate relief
			5	higher PPAC revenues
			5	higher KWH purchased
			3	higher purchased power energy costs[2]
			(9)	Tax Act refund accrual
			(10)	lower KWH generated
167	144	23		Fuel oil expense. Increase due to higher fuel oil prices, partially offset by lower KWH generated
140	127	13		Purchased power expense. Increase due to higher fuel oil prices
			5	higher KWH purchased
			3	higher purchased power energy price
			3	higher AES Hawaii capacity charges
108	99	9		Operation and maintenance expenses. Net increase due to:
			4	reset of pension costs as part of rate case interim decisions
			2	write-off of smart grid costs
			3	higher overhaul costs for generation
			1	one-time rent expense adjustment for existing substation land
			(1)	environmental reserve for Pearl Harbor sediment in 2017
105	98	7		Other expenses. Increase due to higher revenue taxes from higher revenue, coupled with higher depreciation expense for plant investments in 2017
51	50	1		Operating income. Increase due to higher revenue from RAM and interim rate relief offset by Tax Act adjustment, higher operation and maintenance and other expenses
27	21	6		Net income for common stock. Increase due to interim rate relief and higher RAM, offset in part by higher expenses

2,012	2,038	(26)		Kilowatthour sales (millions)[3]
$80.68	$65.85	$14.83		Average fuel oil cost per barrel[1]
462,764	460,724	2,040		Customer accounts (end of period)

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

The Utilities’ effective tax rates for the first three months of 2018 and 2017 were 25% and 37%, respectively. The effective tax rate was lower for the three months ended March 31, 2018 compared to the same periods in 2017 due primarily to the provision in the Tax Act that lowered the federal income tax rate from 35% to 21%. The lower tax rate was partially offset by tax reform related items (the non-deductibility of excess executive compensation and various fringe benefit costs). Although the

Utilities’ effective income tax rate decreased due to lower corporate tax rates, the net benefit of the Tax Act, which was accrued as a regulatory liability pursuant to PUC order, will be returned to customers through rates.
Hawaiian Electric’s consolidated ROACE was 6.9% for the twelve months ended March 31, 2018, and 7.8% for the twelve months ended March 31, 2017.
The Utilities’ consolidated KWH sales have declined each year since 2007. Based on expectations of additional customer renewable self-generation and energy-efficiency installations, the Utilities’ full year 2018 KWH sales are expected to be below the 2017 level.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of March 31, 2018 amounted to $4 billion, of which approximately 27% related to generation PPE, 63% related to transmission and distribution PPE, and 10% related to other PPE. Approximately 11% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission. See “Adequacy of supply” below.
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
Transition to renewable energy.  The Utilities are committed to partnering with the State of Hawaii in achieving its Renewable Portfolio Standard goal of 100% renewable energy by 2045. Hawaii’s RPS law was revised in the 2015 Legislature and requires electric utilities to meet an RPS of 15%, 30%, 40%, 70% and 100% by December 31, 2015, 2020, 2030, 2040 and 2045, respectively. The Utilities have been successful in adding significant amounts of renewable energy resources to their electric systems and exceeded the 2015 RPS goal. The Utilities' RPS for 2017 was about 27% and on its way to achieving the 2020 RPS goal of 30%. (See "Developments in renewable energy efforts” below).
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
Integrated Resource Planning and Power Supply Improvement Plans. In August 2014, the Utilities filed proposed Power Supply Improvement Plans (PSIPs) with the PUC , and subsequently filed updated PSIPs in April 2016 and December 2016 in response to PUC orders.
In the December 2016 PSIP Update Report, the updated plans describe greater and faster expansion of the Utilities’ renewable energy portfolio than in the plans filed in April 2016. The plans include the continued growth of private rooftop solar and describe the grid and generation modernization work needed to reliably integrate an estimated total of 165,000 private systems by 2030, and additional grid-scale renewable energy resources. The Utilities already have the highest percentage of customers using private rooftop solar of any utility in the U.S. and customer-sited resources are seen as a key contributor to the growth of the renewable portfolio on every island. In addition, the plans forecast the addition of 360 MW of grid-scale solar and 157 MW of grid-scale wind, with 8 MW derived from the first phase of the community-based renewable energy (CBRE) program. The plans also include 115 MW from Demand Response (DR) programs, which can shift customer use of electricity to times when more renewable energy is available, potentially making room to add even more renewable resources. The Utilities’ priority is to continue replacing fossil fuel generation with renewables over the next few years as federal tax incentives for renewables begin to phase out. The December 2016 Update Report emphasizes work that is in progress or planned through 2021 on each of the five islands the Utilities serve.
On July 14, 2017, the PUC accepted the Utilities’ PSIP December 2016 Update Report and closed the proceeding. In its order, the PUC provided guidance regarding the implementation of the Utilities’ near-term action plan and future planning activities, requiring the Utilities to file a report that details an updated resource planning approach and schedule by March 1, 2018.
On March 1, 2018, the Utilities filed its Integrated Grid Planning (IGP) Report that provides an innovative systems approach to energy planning intended to yield the most cost-effective renewable energy pathways that are rooted in customer and stakeholder input. The Utilities’ IGP fully integrates resource, transmission, and distribution planning and incorporates solutions sourcing into the planning process. This will enable optimization and coordination of the solutions, thereby resulting in actionable near-term plans that maximize value to customers.
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
In October 2017, the PUC approved the Utilities request made in December 2015 to defer and recover certain computer software and software development costs for a DR Management System in an amount not to exceed $3.9 million, exclusive of AFUDC, through the Renewable Energy Infrastructure Program Surcharge. The Utilities expect the DR Management System to be in service by first quarter of 2019.
DER investigative proceeding. In March 2015, the PUC issued an order to address DER issues.
In June 2015, the Utilities submitted their final Statement of Position in the DER proceeding, which included new pricing provisions for future private rooftop PV systems, technical standards for advanced inverters, new options for customers including battery-equipped private rooftop PV systems, a pilot time-of-use rate, an improved method of calculating the amount of private rooftop PV that can be safely installed, and a streamlined and standardized PV application process.
In October 2015, the PUC issued a D&O establishing DER reforms that: (1) promote rapid adoption of the next generation of solar PV and other distributed energy technologies; (2) encourage more competitive pricing of distributed energy resource systems; (3) lower overall energy supply costs for all customers; and (4) help to manage DER in terms of each island’s limited grid capacity. The D&O capped the Utilities’ Net Energy Metering (NEM) programs at “existing” levels (i.e., for existing NEM customers and customers who already applied and were waiting for approval), closed the NEM programs to new participants, and approved new interim options for customers to interconnect DER to the utility electric grids, including Self Supply and Grid Supply tariff options and modified interconnection standards. The PUC placed caps on the availability of the Grid Supply program. The Self Supply Program is designed for customers who do not export to the grid.
In October 2017, the PUC issued a D&O which further revises interconnection requirements, creates a Smart Export program, modifies the customer-grid supply program (Controllable Customer Grid Supply), clarifies that non-export customer systems can be added to the existing NEM program, and provides guidance and reporting requirements regarding hosting capacity analyses. The Smart Export program is designed for PV systems with battery storage and features zero compensation during mid-day, but enhanced compensation at other times of the day to reflect the value of the energy to the grid at different times of the day. The Controllable Customer Grid Supply program allows PV systems without battery storage to deliver energy to the grid on an as-available basis except when system-wide technical conditions require reduction of output. The D&O specified island-specific pricing and program caps for the Smart Export and Controllable Customer Grid Supply programs. Customers currently under the customer-grid supply program are grandfathered under existing rates for the next five years. The

D&O also authorizes activation of new advanced inverter functions in PV and storage systems, which will provide support to the electric grid during different types of grid disturbances.
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
The PUC indicated that the overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater DER and renewable energy integration. On June 30, 2017, the Utilities filed an initial draft of the Grid Modernization Strategy describing how new technology will help triple private rooftop solar and make use of rapidly evolving products including storage and advanced inverters. The cost of the first segment of the modernization is estimated at about $205 million over six years. The Utilities filed their final Grid Modernization Strategy on August 29, 2017. On February 7, 2018, the PUC issued an order setting forth next steps and directives for the Utilities to implement the Grid Modernization Strategy. The Utilities have begun work to implement the Grid Modernization Strategy by issuing solicitations for advanced meters, a meter data management system, and a communications network; the Utilities are working towards filing its first application with the PUC for the first implementation phase in the second quarter of 2018. Additional applications will be filed later to implement subsequent phases of the strategy.
Community-Based Renewable Energy. On October 1, 2015, the Utilities filed a proposed CBRE program and tariff with the PUC that would allow customers who cannot, or chose not to, take advantage of private rooftop solar to receive the benefits of renewable energy to help offset their monthly electric bills and support clean energy for Hawaii. In December 2017, the PUC adopted a CBRE program framework. The Utilities submitted tariffs and related programmatic filings for PUC review in February 2018, and filed comments on April 30, 2018, in response to an order from the PUC issued on April 5, 2018, seeking comments on specific issued identified by the PUC.
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

Regulated returns. Actual and PUC-allowed (as of March 31, 2018) returns were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended March 31, 2018	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	6.34	6.89	5.89	6.88	7.46	6.45	7.35	7.97	6.52
PUC-allowed returns	7.57	7.80	7.34	9.50	9.50	9.00	9.50	9.50	9.00
Difference	(1.23)	(0.91)	(1.45)	(2.62)	(2.04)	(2.55)	(2.15)	(1.53)	(2.48)
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
The effects of the Tax Act on Utilities’ regulated operations accrued to the benefit of customers from the effective date of January 1, 2018. Generally, the lower corporate income tax rate will lower the Utilities’ revenue requirements through lower income tax expense and through the amortization of a regulatory liability for excess accumulated deferred income taxes (ADIT) resulting from the recording of ADIT in prior years at the higher income tax rate. The first quarter revenues reflected income taxes at the old 35% rate and consequently, the Utilities reduced revenues to the extent the income taxes collected in rates exceeded the taxes accrued at the new 21% rate. This reduction was recorded to a regulatory liability and is expected to be passed back to customers along with the excess deferred income taxes beginning in the second quarter of 2018. The Tax Act also excludes essentially all of the Utilities’ plant from qualifying for bonus depreciation, which will partially offset the aforementioned impacts by lowering ADIT and thereby increasing rate base and the associated revenue requirement for new plant going forward.

Test year (dollars in millions)	Date (filed/ implemented)	Amount	% over rates in effect	ROACE (%)	RORB (%)	Rate base	Common equity %	Stipulated agreement reached with Consumer Advocate
Hawaiian Electric
2017
Request	12/16/16	$106.4	6.9	10.60	8.28	$2,002	57.36	Yes
Interim increase	2/16/18	36.0	2.3	9.50	7.57	1,980	57.10
Interim increase with Tax Act	4/13/18	(0.6)	—	9.50	7.57	1,993	57.10
Hawaii Electric Light
2016
Request	9/19/16	$19.3	6.5	10.60	8.44	$479	57.12	Yes
Interim increase	8/31/17	9.9	3.4	9.50	7.80	482	56.69
Interim increase with Tax Act	5/1/18	1.5	0.5	9.50	7.80	481	56.69
Maui Electric
2018
Request	10/12/17	$30.1	9.3	10.60	8.05	$473	56.94

Note:  The “Request date” reflects the application filing date for the rate proceeding. The “Interim increase” date reflects the effective date of the revised schedules and tariffs as a result of the PUC-approved increase.
See “Most recent rate proceedings” in Note 3 of the Condensed Consolidated Financial Statements.
Performance-based regulation.  See “Performance incentive mechanisms” and “Performance-based regulation proceeding” in Note 3 of the Condensed Consolidated Financial Statements.
Depreciation docket.  In December 2016, the Utilities filed an application with the PUC for approval of changes in the depreciation and amortization rates and amortization period for CIAC. The Utilities have requested that the effective date of implementation of the change in depreciation and amortization rates and revised CIAC amortization period, as recommended by the 2015 Book Depreciation Study, coincide with the effective date rates that include the increased expenses resulting from the new depreciation and amortization rates and change in CIAC amortization period are established in each of the Utilities’ next general rate cases (i.e., either at interim rates or final rates). On March 23, 2018, the Utilities and the Consumer Advocate filed a stipulated settlement agreement which, if approved by the PUC, would, among other things:

•	Authorize the use of consolidated depreciation and amortization rates rather than separate depreciation and amortization rates for the three utilities

•	Establish revised depreciation and amortization rates for the three utilities

•
Allow implementation of the new depreciation and amortization rates and other changes to coincide with the effective date of the interim or final base rates approved in the subsequent rate case for each utility

Developments in renewable energy efforts.  Developments in the Utilities’ efforts to further their renewable energy strategy include renewable energy projects discussed in Note 3 of the Condensed Consolidated Financial Statements and the following:
New renewable PPAs.

•
In July 2015, the PUC approved a PPA for the 27.6 MW Waianae Solar project that was developed by Eurus Energy America. The project achieved commercial operations in January 2017 and is now the largest solar project in Hawaii.

•
In July 2015, Maui Electric signed two PPAs, with Kuia Solar and South Maui Renewable Resources (which subsequently assigned its PPA to SSA Solar of HI 2, LLC and SSA Solar of HI 3, LLC, respectively), each for a 2.87-MW solar facility. In February 2016, the PUC approved both PPAs, subject to certain conditions and modifications. The guaranteed commercial operations date for the facilities was December 31, 2016, however both projects experienced delays. South Maui Renewable Resources reached commercial operations on May 5, 2018, and Kuia Solar is now expected to be completed by the first half of 2018.

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

Tariffed renewable resources.

•
As of March 31, 2018, there were approximately 343 MW, 79 MW and 91 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely NEM, Customer Grid Supply and Customer Self Supply. As of March 31, 2018, an estimated 27% of single family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and an estimated 30% of single family homes have installed, or have been approved to install, private rooftop solar systems. As of March 31, 2018, approximately 16% of the Utilities' total customers have solar systems.

•
The Utilities began accepting energy from feed-in tariff projects in 2011. As of March 31, 2018, there were 30 MW, 3 MW and 5 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

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

•
In response to requests filed by the Utilities, on October 6, 2017, the PUC opened a docket to receive filings, review approval requests, and resolve disputes, if necessary, related to the Utilities' plan to proceed with a competitive bidding process for dispatchable firm renewable generation and variable renewable generation. On October 23, 2017, the Utilities filed draft requests for proposals for 220 MW of renewable generation on Oahu (Oahu Variable RFP), 50 MW of renewable generation on Hawaii Island (Hawaii Variable RFP), and 100 MW of renewable generation on Maui, including 40 MW of firm renewable generation, comprising the Maui Variable RFP and Maui Firm RFP (all resources to be in service by the end of 2022). With this filing, the Utilities also filed proposed model power purchase agreements and timelines for each proposed procurement. In January 2018, the PUC issued an order appointing Independent Observers for the RFPs and directed the Utilities to move forward with the three Variable RFPs. On February 20, 2018, the PUC approved, with minor modification, the proposed Variable RFPs and directed the Utilities to issue the RFPs, as modified. On February 27, 2018, the Utilities opened the RFPs to receive proposals, with an April 30, 2018 deadline for such proposals. The PUC indicated it would provide further guidance on the Maui Firm RFP in the first quarter of 2018, but receipt of such guidance is still pending.

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

Adequacy of supply.
Hawaiian Electric. In January 2018, Hawaiian Electric filed its 2018 Adequacy of Supply (AOS) letter, which indicated that based on its June 2017 sales and peak forecast for the 2018 - 2023 time period, Hawaiian Electric's generation capacity will be sufficient to meet reasonably expected demands for service and provide reasonable reserves for emergencies through 2021, but may have shortfalls in meeting the Utilities’ generating system reliability guideline. The calculated reliability guideline shortfalls are relatively small and Hawaiian Electric can implement mitigation measures.
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
In May 2016, Maui Electric requested that the PUC open a new docket for Maui Electric’s competitive bidding process for additional firm capacity resources. In October 2017, Maui Electric filed a draft RFP and supporting documents as requested by the PUC. In January 2018, the PUC issued an order appointing an Independent Observer of the RFP process that reports to the PUC for Maui Firm RFP. However, the PUC stated Maui Electric should focus on its variable RFP and noted that it would provide further guidance on the Firm RFP during the first quarter of 2018. The PUC’s guidance on the Firm RFP is still pending.
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
Legislation and regulation. Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the Utilities and their customers. Also see “Environmental regulation” in Note 3 of the Condensed Consolidated Financial Statements.
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
Performance-based ratemaking legislation. See “Performance incentive mechanisms” and “Performance-based regulation proceeding” in Note 3 of the Condensed Consolidated Financial Statements.
PUC Commissioner.  The governor’s appointment of Jennifer Potter as PUC Commissioner, effective July 1, 2018, was confirmed by the Hawaii Senate on April 16, 2018. Ms. Potter, currently an assistant specialist at Hawaii Natural Energy Institute, and who worked at Lawrence Berkley National Lab as a senior scientific engineering associate, as well as at the Sacramento Municipal Utility District in various positions, will replace outgoing commissioner Lorraine Akiba, whose term expires on June 30, 2018.
FINANCIAL CONDITION
Liquidity and capital resources.  As a result of the Tax Cut and Jobs Act, utilities are no longer eligible for bonus depreciation for utility property acquired and placed into service after September 27, 2017. Consequently, the initial cash requirement for capital projects will generally increase because of the loss of the immediate tax benefit from bonus depreciation. Management, however, believes that Hawaiian Electric’s ability, and that of its subsidiaries, to generate cash, both internally from operations and externally from issuances of equity and debt securities and commercial paper and draws on lines of credit, is adequate to maintain sufficient liquidity to fund their respective capital expenditures, investments, debt repayments, retirement benefit plan contributions and other cash requirements in the foreseeable future.
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	March 31, 2018		December 31, 2017
Short-term borrowings	$122	4%	$5	—%
Long-term debt, net	1,369	40	1,369	42
Preferred stock	34	1	34	1
Common stock equity	1,847	55	1,845	57
	$3,372	100%	$3,253	100%

Information about Hawaiian Electric’s short-term borrowings (other than from Hawaii Electric Light and Maui Electric) and Hawaiian Electric’s line of credit facility were as follows:

	Average balance	Balance
(in millions)	Three months ended March 31, 2018	March 31, 2018	December 31, 2017
Short-term borrowings [1]
Commercial paper	$71	$122	$5
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facility	—	200	200

1   The maximum amount of external short-term borrowings by Hawaiian Electric during the first three months of 2018 was $130 million. As of March 31, 2018, Hawaii Electric Light had short-term borrowings from Hawaiian Electric of $3 million. As of April 27, 2018, Hawaiian Electric had $121 million of outstanding commercial paper, no draws under its line of credit facility and no borrowings from HEI. Also, as of April 27, 2018, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of $6.2 million and $4.4 million, respectively, which intercompany borrowings are eliminated in consolidation.

Hawaiian Electric has a $200 million line of credit facility with no amounts outstanding at March 31, 2018. See Note 5 of the Condensed Consolidated Financial Statements.
On April 30, 2018, the Utilities received PUC approval to issue unsecured obligations bearing taxable interest (up to $75 million, $15 million and $10 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively) on or before December 31, 2018, with the proceeds expected to be used, as applicable, to finance capital expenditures, repay long-term and/or short term debt used to finance or refinance capital expenditures, and/or to reimburse funds used for payment of capital expenditures. The PUC also approved the use of the expedited approval procedure to request approval for the remaining additional taxable debt to be issued during 2019 through 2021, with certain conditions. The remaining taxable debt authorized to be issued during 2019 through 2021 are up to $205 million and $15 million for Hawaiian Electric and Hawaii Electric Light, respectively. Maui Electric does not have authorization to issue additional taxable debt beyond 2018.
In October 2017, the Utilities received PUC approval to issue and sell each utility’s common stock through December 31, 2021 (Hawaiian Electric’s sale(s) to HEI of up to $150 million and Hawaii Electric Light’s and Maui Electric’s sale(s) to Hawaiian Electric of up to $10 million each) and the purchase of Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric through December 31, 2021. Pursuant to this approval, in December 2017, Hawaiian Electric sold $14 million of its common stock to HEI and Maui Electric sold $4.8 million of its common stock to Hawaiian Electric. Hawaii Electric Light did not issue common stock in 2017. On April 20, 2018, the Utilities requested PUC approval for the supplemental increase to issue and sell additional common stock in the amounts of up to $280 million for Hawaiian Electric and up to $100 million each for Hawaii Electric Light and Maui Electric, with the new total up to amounts of $430 million for Hawaiian Electric and $110 million each for Hawaii Electric Light and Maui Electric, and to extend the period to issue and sell common stock from December 31, 2021 to December 31, 2022.
Cash flows. The following table reflects the changes in cash flows for the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

	Three months ended March 31,
(in thousands)	2018	2017	Change
Net cash provided by operating activities	$29,780	$31,879	$(2,099)
Net cash used in investing activities	(109,524)	(71,360)	(38,164)
Net cash provided by (used in) financing activities	90,626	(21,598)	112,224
Net cash provided by operating activities. Cash flows from operating activities generally relate to the amount and timing of cash received from customers and payments made to third parties. Using the indirect method of determining cash flows from operating activities, noncash expense items such as depreciation and amortization, as well as changes in certain assets and liabilities, are added to (or deducted from) net income. The decrease in net cash provided by operating activities was primarily driven by lower cash from an increase in accounts receivable and a decrease in accounts payable due to timing, partially offset by lower income taxes paid due to the lower federal income tax rate from the Tax Act.
Net cash used in investing activities. The increase in net cash used in investing activities was primarily driven by an increase in capital expenditures related to construction activities.
Net cash provided by financing activities. Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. The increase in net cash provided by financing activities primarily reflected higher short-term borrowings.
Forecast capital expenditures. For the five-year period 2018 through 2022, the Utilities forecast $2.2 billion of net capital expenditures, which could change over time based upon external factors such as the timing and scope of environmental regulations, unforeseen delays in permitting and timing of PUC decisions. Proceeds from the issuance of equity and long-term debt, cash flows from operating activities, temporary increases in short-term borrowings and existing cash and cash equivalents are expected to provide the funds needed for the net capital expenditures, to pay down commercial paper or other short-term borrowings, as well as to fund any unanticipated expenditures not included in the 2018 to 2022 forecast (such as increases in the costs or acceleration of capital projects or unanticipated capital expenditures that may be required by new environmental laws and regulations).
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

Bank

	Three months ended March 31		Increase
(in millions)	2018	2017	(decrease)	Primary reason(s)
Interest income	$62	$58	$4
The increase in interest income was the result of an increase in yields on earning assets and higher investment securities portfolio balances. ASB’s average investment securities portfolio balance for the three months ended March 31, 2018 increased by $325 million compared to the same period in 2017 as ASB used excess liquidity to purchase investments. The yield on the investment securities portfolio increased by 6 basis points as new investment purchase yields were higher due to the increase in short-term interest rates. ASB’s average loan portfolio balance for the three months ended March 31, 2018 decreased by $17 million compared to the same period in 2017 as average commercial and commercial real estate balances decreased by $110 million and $57 million, respectively. The decrease in these loan portfolios was reflective of ASB’s strategic decision to reduce the balances in certain commercial and national loan portfolios to improve the credit quality of those portfolios. The average residential, home equity line of credit and consumer loan portfolios for the three months ended March 31, 2018 increased by $56 million, $53 million and $44 million respectively, compared to the same period in 2017. The growth in these loan portfolios aligned with ASB’s portfolio mix target and loan growth strategy. The yield on loans benefited from the rising interest rate environment, which resulted in an increase in yields of 19 basis points.

Noninterest income	13	15	(2)
Noninterest income decreased for the three months ended March 31, 2018 compared to noninterest income for the three months ended March 31, 2017 primarily due to lower fees from other financial services in 2018 as a result of debit card interchange expenses being netted against income. Prior year’s debit card interchange expenses were recorded in other noninterest expense. This change was in accordance with the new revenue recognition accounting standard. See Note 7 of the Condensed Consolidated Financial Statements for additional information on the new revenue recognition standard.

Revenues	75	73	2
Interest expense	3	3	—
Interest expense was flat for the three months ended March 31, 2018 compared to the same period in 2017 as higher interest expense from the growth in time certificates was offset by lower interest expense on other borrowings as a result of lower FHLB advances. Average deposit balances for the three months ended March 31, 2018 increased by $298 million compared to the same period in 2017 due to an increase in core deposits and time certificates of $166 million and $132 million, respectively. Average other borrowings for the three months ended March 31, 2018 increased by $12 million compared to the same period in 2017 primarily due to an increase in repurchase agreements partly offset by a decrease in FHLB advances. The interest-bearing liability rate for the three months ended March 31, 2018 increased by 4 basis points compared to the same period in 2017.

Provision for loan losses	4	4	—
The provision for loan losses was flat for the three months ended March 31, 2018 compared to the provision for loan losses for the three months ended March 31, 2017. The provision for loan losses for 2018 was primarily due to increased reserves for growth in the loan portfolio and additional loan loss reserves for the consumer loan portfolio, partly offset by the release of reserves for the commercial loan portfolio due to a recovery on a previously charged-off commercial loan and improved credit quality of the commercial and commercial real estate loan portfolios. The provision for loan losses for 2017 was primarily due to increased loan loss reserves for the consumer loan portfolio and additional loan loss reserves for commercial real estate loan portfolio due to the downgrade of a specific commercial real estate relationship. Delinquency rates have increased slightly from 0.42% at March 31, 2017 to 0.44% at March 31, 2018. The annualized net charge-off ratio for the three months ended March 31, 2018 was 0.28% compared to an annualized net charge-off ratio of 0.29% for the same period in 2017.

Noninterest expense	43	42	1
The increase in noninterest expense for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to higher compensation and employee benefits expenses as a result of an increase in the minimum pay rate for employees, higher performance-based incentives and annual merit increases, partly offset by the reclassification of debit card interchange expenses in accordance with the new revenue recognition accounting standard.

Expenses	50	49	1
Operating income	25	24	1
The increase in operating income for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to higher interest income, mostly offset by lower noninterest income and higher noninterest expenses.

Net income	19	16	3
The increase in net income for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to higher operating income and lower income tax expense as a result of the lower corporate rate from the Tax Act.

                       See Note 4 of the Condensed Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
                       ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.
                       ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended March 31
(%)	2018	2017
Return on average assets	1.12	0.98
Return on average equity	12.58	10.82
Net interest margin	3.76	3.68

	Three months ended March 31
	2018			2017
(dollars in thousands)	Average balance	Interest[1] income/ expense	Yield/ rate (%)	Average balance	Interest[1] income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$56,495	$216	1.53	$92,590	$186	0.80
FHLB stock	9,770	77	3.20	11,234	48	1.72
Investment securities
Taxable	1,469,065	8,791	2.39	1,143,915	6,649	2.32
Non-taxable	15,427	150	3.88	15,427	150	3.89
Total investment securities	1,484,492	8,941	2.41	1,159,342	6,799	2.35
Loans
Residential 1-4 family	2,129,318	21,847	4.10	2,073,428	21,626	4.17
Commercial real estate	853,485	9,251	4.35	910,827	9,412	4.14
Home equity line of credit	921,007	7,988	3.52	868,435	7,116	3.32
Residential land	16,445	223	5.41	18,013	278	6.18
Commercial	560,529	6,179	4.46	670,321	7,155	4.32
Consumer	230,841	7,312	12.85	187,316	5,155	11.16
Total loans [2,3]	4,711,625	52,800	4.51	4,728,340	50,742	4.32
Total interest-earning assets [2]	6,262,382	62,034	3.98	5,991,506	57,775	3.88
Allowance for loan losses	(53,567)			(56,236)
Non-interest-earning assets	574,107			519,941
Total assets	$6,782,922			$6,455,211
Liabilities and shareholder’s equity:
Savings	$2,311,083	$401	0.07	$2,248,118	$374	0.07
Interest-bearing checking	933,347	74	0.03	885,700	55	0.03
Money market	113,631	26	0.09	155,672	47	0.12
Time certificates	793,596	2,456	1.25	661,468	1,627	1.00
Total interest-bearing deposits	4,151,657	2,957	0.29	3,950,958	2,103	0.22
Advances from Federal Home Loan Bank	51,111	245	1.94	100,000	775	3.10
Securities sold under agreements to repurchase	154,744	251	0.66	93,673	41	0.18
Total interest-bearing liabilities	4,357,512	3,453	0.32	4,144,631	2,919	0.28
Non-interest bearing liabilities:
Deposits	1,724,955			1,627,753
Other	97,761			98,033
Shareholder’s equity	602,694			584,794
Total liabilities and shareholder’s equity	$6,782,922			$6,455,211
Net interest income		$58,581			$54,856
Net interest margin (%) [4]			3.76			3.68

[1]
Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 21% and 35%, of $0.03 million and $0.05 million for the three months ended March 31, 2018 and 2017, respectively.

2 Includes loans held for sale, at lower of cost or fair value.

[3]
Includes recognition of net deferred loan fees of $0.1 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

[4]	Defined as net interest income, on a fully taxable equivalent basis, as a percentage of average total interest-earning assets.
Earning assets, costing liabilities and other factors.  Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on costing liabilities. The interest rate environment has been impacted by disruptions in the financial markets over a period of several years. These conditions have begun to moderate with the interest rate increases in the past year, resulting in an increase in ASB’s net interest income and net interest margin.
                       Loan originations and mortgage-related securities are ASB’s primary earning assets.
                       Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. See Note 4 of the Condensed Consolidated Financial Statements for the composition of ASB’s loans.
Home equity — key credit statistics. Attention has been given by regulators and rating agencies to the potential for increased exposure to credit losses associated with home equity lines of credit (HELOC) that were originated during the period of rapid home price appreciation between 2003 and 2007 as they have reached, or are starting to reach, the end of their 10-year, interest only payment periods. Once the interest only payment period has ended, payments are reset to include principal repayments along with interest. ASB does not have a large exposure to HELOCs originated between 2003 and 2007. Nearly all of ASB’s HELOC originations prior to 2008 consisted of amortizing equity lines that have structured principal payments during the draw period. These older equity lines represent 1% of the HELOC portfolio and are included in the amortizing balances identified in the loan portfolio table below.

	March 31, 2018	December 31, 2017
Outstanding balance of home equity loans (in thousands)	$914,941	$913,052
Percent of portfolio in first lien position	48.3%	48.0%
Annualized net charge-off (recovery) ratio	(0.01)%	(0.03)%
Delinquency ratio	0.59%	0.28%

			End of draw period – interest only			Current
March 31, 2018	Total	Interest only	2018-2019	2020-2022	Thereafter	amortizing
Outstanding balance (in thousands)	$914,941	$707,597	$48,488	$109,787	$549,322	$207,344
% of total	100%	77%	5%	12%	60%	23%

                       The HELOC portfolio makes up 19% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable rate term loan with a 20-year amortization period. This product type comprises 79% of the total HELOC portfolio and is the current product offering. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed rate loan with level principal and interest payments. As of March 31, 2018, approximately 20% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option.
Loan portfolio risk elements.  See Note 4 of the Condensed Consolidated Financial Statements.
Investment securities.  ASB’s investment portfolio was comprised as follows:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$178,828	12%	$184,298	13%
Mortgage-related securities — FNMA, FHLMC and GNMA	1,267,685	87	1,245,988	86
Mortgage revenue bond	15,427	1	15,427	1
Total investment securities	$1,461,940	100%	$1,445,713	100%
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
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Des Moines and securities sold under agreements to repurchase continue to be additional sources of funds. As of March 31, 2018, ASB’s costing liabilities consisted of 98% deposits and 2% other borrowings compared to 97% deposits and 3% other borrowings as of December 31, 2017. During the first quarter of 2018, ASB developed new deposit products that enabled approximately $102 million of retail repurchase agreements to be transferred to deposits. The weighted average cost of deposits for the first three months of 2018 and 2017 was 0.20% and 0.15%, respectively.
Federal Home Loan Bank of Des Moines. As of March 31, 2018 and December 31, 2017, ASB had $50 million of advances outstanding at the FHLB of Des Moines. As of March 31, 2018, the unused borrowing capacity with the FHLB of Des Moines was $2.0 billion. The FHLB of Des Moines continues to be an important source of liquidity for ASB.
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
As of March 31, 2018, ASB had an unrealized loss, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $28.2 million compared to an unrealized loss, net of taxes, of $15.0 million as of December 31, 2017. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first three months of 2018, ASB recorded a provision for loan losses of $3.5 million primarily due to increased reserves for growth in the loan portfolio and additional loan loss reserves for the consumer loan portfolio, partly offset by the release of reserves for the commercial loan portfolio due to a recovery on a previously charged-off commercial loan and improved credit quality. During the first three months of 2017, ASB recorded a provision for loan losses of $3.9 million primarily due to increased loss reserves for the consumer loan portfolio and additional loss reserves for the commercial real estate loan portfolio due to the downgrade of a commercial real estate relationship. Financial stress on ASB’s customers may result in higher levels of delinquencies and losses.

	Three months ended March 31		Year ended December 31,
(in thousands)	2018	2017	2017
Allowance for loan losses, January 1	$53,637	$55,533	$55,533
Provision for loan losses	3,541	3,907	10,901
Less: net charge-offs	3,283	3,443	12,797
Allowance for loan losses, end of period	$53,895	$55,997	$53,637
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.28%	0.29%	0.27%
ASB maintain a reserve for credit losses that consists of two components, the allowance for loan losses and a reserve for unfunded loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in other noninterest expense. As of March 31, 2018 and December 31, 2017, the reserve for unfunded loan commitments was $1.7 million.
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
Pursuant to the final rule and consistent with the proposals, all banking organizations, including covered holding companies, would initially be subject to the following minimum regulatory capital requirements: a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8% of risk-weighted assets and a tier 1 leverage ratio of 4%, and these requirements would increase in subsequent years. In order to avoid restrictions on capital distributions and discretionary bonus payments to executive officers, the final rule requires a banking organization to hold a buffer of common equity tier 1 capital above its minimum capital requirements in an amount greater than 2.5% of total risk-weighted assets (capital conservation buffer). In addition, a countercyclical capital buffer would expand the capital conservation buffer by up to 2.5% of a banking organization’s total risk-weighted assets for advanced approaches banking organizations. The final rule would establish qualification criteria for common equity, additional tier 1 and tier 2 capital instruments that help to ensure their ability to absorb losses. All banking organizations would be required to calculate risk-weighted assets under the standardized approach, which harmonizes the banking agencies’ calculation of risk-weighted assets and addresses shortcomings in capital requirements identified by the agencies. The phased-in effective dates of the capital requirements under the final rule are:
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
The final rule was effective January 1, 2015 for ASB. As of March 31, 2018, ASB met the new capital requirements with a Common equity Tier-1 ratio of 12.7%, a Tier-1 capital ratio of 12.7%, a Total capital ratio of 14.0% and a Tier-1 leverage ratio of 8.6%.
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
Arbitration Agreements. Pursuant to section 1028(b) of the Dodd-Frank Act, on July 19, 2017, the Bureau issued a final rule to regulate arbitration agreements in contracts for specified consumer financial product and services. First, the final rule prohibits covered providers of certain consumer financial products and services from using an agreement with a consumer that provides for arbitration of any future dispute between the parties to bar the consumer from filing or participating in a class action concerning the covered consumer financial product or service. Second, the final rule requires covered providers that are involved in arbitration pursuant to a pre-dispute arbitration agreement to submit specified arbitral records to the Bureau and also to submit specified court records. The compliance date for this regulation was March 19, 2018. Under the Congressional Review Act, the U.S. House of Representatives voted to overturn the final rule on July 25, 2017, and the U.S. Senate did the same on October 24, 2017. On November 1, 2017, the President signed the repeal of the final rule. In light of these developments, ASB did not modify its existing agreements.
FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	March 31, 2018	December 31, 2017	% change
Total assets	$6,889	$6,799	1
Investment securities	1,462	1,446	1
Loans held for investment, net	4,688	4,617	2
Deposit liabilities	6,079	5,891	3
Other bank borrowings	100	191	(48)
As of March 31, 2018, ASB was one of Hawaii’s largest financial institutions based on assets of $6.9 billion and deposits of $6.1 billion.
As of March 31, 2018, ASB’s unused FHLB borrowing capacity was approximately $2.0 billion. As of March 31, 2018, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.8 billion, of which, none were commitments to borrowers whose loan terms have been modified in troubled debt restructurings. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the three months ended March 31, 2018, net cash provided by ASB’s operating activities was $14 million. Net cash used during the same period by ASB’s investing activities was $117 million, primarily due to purchases of available-for-sale investment securities of $88 million, a net increase in loans of $75 million, and additions to premises and equipment of $12 million, partly offset by receipt of repayments from available-for-sale investment securities of $52 million, and proceeds from the sale of commercial loans of $7 million. Net cash provided by financing activities during this period was $83 million, primarily due to increases in deposit liabilities of $86 million, proceeds from FHLB advances of $60 million, and a net increase in retail repurchase agreements of $12 million, partly offset by principal payments on FHLB advances of $60 million, a net decrease in mortgage escrow deposits of $4 million and $11 million in common stock dividends to HEI (through ASB Hawaii).
For the three months ended March 31, 2017, net cash provided by ASB’s operating activities was $25 million. Net cash used during the same period by ASB’s investing activities was $114 million, primarily due to purchases of investment securities of $172 million, and additions to premises and equipment of $6 million, partly offset by receipt of repayments from investment securities of $48 million, proceeds from the sale of commercial loans of $13 million and a decrease in restricted cash of $2 million. Net cash provided by financing activities during this period was $120 million, primarily due to increases in deposit liabilities of $126 million and a net increase in retail repurchase agreements of $21 million, partly offset by repayments of securities sold under agreements to repurchase of $14 million, a decrease in escrow deposits of $4 million and $9 million in common stock dividends to HEI (through ASB Hawaii).
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of March 31, 2018, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a Common equity Tier-1 ratio of 12.7% (6.5%), a Tier-1 capital ratio of 12.7% (8.0%), a Total capital ratio of 14.0% (10.0%) and a Tier-1 leverage ratio of 8.6% (5.0%). As of December 31, 2017, ASB was well-capitalized with a common equity Tier-1 ratio of 13.0%, Tier-1 capital ratio of 13.0%, a Total capital ratio of 14.2% and a Tier-1 leverage ratio of 8.6%. All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to HEI (through ASB Hawaii).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company considers interest-rate risk (a non-trading market risk) to be a very significant market risk for ASB as it could potentially have a significant effect on the Company’s results of operations, financial condition and liquidity. For additional quantitative and qualitative information about the Company’s market risks, see HEI’s and Hawaiian Electric’s Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of HEI’s 2017 Form 10-K (pages 80 to 82).
ASB’s interest-rate risk sensitivity measures as of March 31, 2018 and December 31, 2017 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
+300	2.2%	3.0%	(9.1)%	(8.0)%
+200	1.8	2.4	(5.2)	(4.0)
+100	1.2	1.6	(1.7)	(0.6)
-100	(2.5)	(2.7)	(3.2)	(6.0)
The NII profile under the rising interest rate risk scenarios was less asset sensitive for all rate increases as of March 31, 2018 compared to December 31, 2017. NII asset sensitivity has been slowly decreasing as rising rates have slowed prepayment expectations, reducing the amount of the fixed-rate mortgage and mortgage-backed investment portfolios available to reprice in the rising rate scenarios.
ASB’s base EVE increased to $1.21 billion as of March 31, 2018, compared to $1.18 billion as of December 31, 2017, due to the growth and mix of the balance sheet. The growth of the investment and loan portfolios were funded with the increase in core deposits.
EVE sensitivity to rising rates increased as of March 31, 2018 compared to December 31, 2017. During the first three months of the year, market rates increased, slowing prepayments and extending duration in the residential loan and mortgage-backed investment portfolios.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in HEI’s and Hawaiian Electric’s 2017 Form 10-K (see “Part I. Item 3. Legal Proceedings” and proceedings referred to therein) and this Form 10-Q (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 3 and 4 of the Condensed Consolidated Financial Statements) are incorporated by reference in this Item 1. With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts typically maintained in confidence unless and until a resolution is achieved. Certain HEI subsidiaries (including Hawaiian Electric and its subsidiaries, ASB and Pacific Current and its subsidiaries) may also be involved in ordinary routine PUC proceedings, environmental proceedings and litigation incidental to their respective businesses.
Item 1A. Risk Factors
For information about Risk Factors, see pages 26 to 37 of HEI’s and Hawaiian Electric’s 2017 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative

Disclosures about Market Risk” and the Condensed Consolidated Financial Statements herein. Also, see “Cautionary Note Regarding Forward-Looking Statements” on pages iv and v herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of HEI common shares were made on the open market during the first quarter of 2018 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2018	38,264	$34.56	—	NA
February 1 to 28, 2018	26,143	$33.15	—	NA
March 1 to 31, 2018	195,432	$33.61	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
** The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 35,684 of the 38,264 shares, 23,443 of the 26,143 shares and 169,932 of the 195,432 shares were purchased for the DRIP; none of the 38,264 shares, none of the 26,143 shares and 21,900 of the 195,432 shares were purchased for the HEIRSP; and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 5. Other Information
A.            Ratio of earnings to fixed charges.

	Three months ended March 31		Years ended December 31
	2018	2017	2017	2016	2015	2014	2013
HEI and Subsidiaries
Excluding interest on ASB deposits	3.06	3.19	3.93	5.05	3.68	3.80	3.55
Including interest on ASB deposits	2.84	3.01	3.65	4.75	3.54	3.65	3.42
Hawaiian Electric and Subsidiaries	2.81	2.77	3.64	4.11	3.97	4.04	3.72

See HEI Exhibit 12.1 and Hawaiian Electric Exhibit 12.2.
B.    Other Matters.
Effective May 10, 2018, Paul K. Ito, 47, succeeded Gregory C. Hazelton as chief accounting officer (principal accounting officer). Mr. Ito joined HEI on February 1, 2018 as vice president, tax and controller. Prior to joining HEI, Mr. Ito served in various roles with increasing responsibilities, including senior vice president, chief financial officer (2012-2017), assistant treasurer (2007-2012), treasurer (2012-2018), controller (2006-2015) and director of internal audit (2005-2006) of Alexander & Baldwin, Inc. Prior to Alexander & Baldwin, Inc., he served in the National Office of Deloitte & Touche LLP in San Francisco as a Senior Manager in their Accounting Consultation and Research Group. Mr. Ito earned a master's degree in professional accounting (MPA), with a concentration in managerial accounting, from the University of Texas at Austin, and a bachelor's degree in finance and marketing from the University of Hawaii at Manoa. Mr. Ito is a Certified Public Accountant (not in public practice).
The Company did not enter into or amend any agreements, and no compensatory grants or awards were made to Mr. Ito, in connection with his appointment as chief accounting officer. There are no arrangements or understandings between Mr. Ito and other persons pursuant to which he was appointed as chief accounting officer. There are no family relationships between Mr. Ito and any director or executive officer of the Company. There have been no transactions since Mr. Ito joined the Company, and no transactions are currently proposed, in which the Company was or is to be a participant and in which Mr. Ito or any member of his immediate family had or will have any interest, that are required to be disclosed pursuant to Item 404(a) of Regulation S-K.
Item 6. Exhibits

HEI Exhibit 12.1
Hawaiian Electric Industries, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, three months ended March 31, 2018 and 2017 and years ended December 31, 2017, 2016, 2015, 2014 and 2013

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Gregory C. Hazelton (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document

HEI Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Hawaiian Electric Exhibit 10	Amendment No. 4, entered into as of February 14, 2018, to Power Purchase Agreement between AES Hawaii, Inc. and Hawaiian Electric Company, Inc. (subject to PUC approval).

Hawaiian Electric Exhibit 12.2
Hawaiian Electric Company, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, three months ended March 31, 2018 and 2017 and years ended December 31, 2017, 2016, 2015, 2014 and 2013

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Alan M. Oshima
	Constance H. Lau		Alan M. Oshima
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Gregory C. Hazelton	By	/s/ Tayne S. Y. Sekimura
	Gregory C. Hazelton		Tayne S. Y. Sekimura
	Executive Vice President and		Senior Vice President
	Chief Financial Officer		and Chief Financial Officer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: May 10, 2018		Date: May 10, 2018