Form 10-Q
period 2018-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2018-08-03
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Hawaiian Electric Industries, Inc. ☐	Hawaiian Electric Company, Inc. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc. Yes ☐ No ☒	Hawaiian Electric Company, Inc. Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding July 27, 2018
Hawaiian Electric Industries, Inc. (Without Par Value)	108,879,245 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	16,142,216 Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2018

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2018 and 2017
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and six months ended June 30, 2018 and 2017
3		Condensed Consolidated Balance Sheets (unaudited) - June 30, 2018 and December 31, 2017
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - six months ended June 30, 2018 and 2017
5		Condensed Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2018 and 2017
Hawaiian Electric Company, Inc. and Subsidiaries
6		Condensed Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2018 and 2017
6		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and six months ended June 30, 2018 and 2017
7		Condensed Consolidated Balance Sheets (unaudited) - June 30, 2018 and December 31, 2017
8		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - six months ended June 30, 2018 and 2017
9		Condensed Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2018 and 2017
10		Notes to Condensed Consolidated Financial Statements (unaudited)
62	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
62		HEI consolidated
66		Electric Utilities
78		Bank
86	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
87	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
87	Item 1.	Legal Proceedings
87	Item 1A.	Risk Factors
88	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
88	Item 5.	Other Information
89	Item 6.	Exhibits
90	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2018
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

Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
CBRE	Community-based renewable energy
DER	Distributed energy resources
D&O	Decision and order from the PUC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOH	Department of Health of the State of Hawaii
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
ECAC	Energy cost adjustment clause
ECRC	Energy cost recovery clause
EIP	2010 Equity and Incentive Plan, as amended and restated
EPA	Environmental Protection Agency — federal
EPS	Earnings per share
ERP/EAM	Enterprise Resource Planning/Enterprise Asset Management
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America

GLOSSARY OF TERMS, continued

Terms	Definitions
GNMA	Government National Mortgage Association
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
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

HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
Kalaeloa	Kalaeloa Partners, L.P.
KWH	Kilowatthour/s (as applicable)
LTIP	Long-term incentive plan
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
MPIR	Major Project Interim Recovery
MSR	Mortgage servicing right
Mauo	Mauo, LLC, an indirect subsidiary of HEI
MW	Megawatt/s (as applicable)
NEM	Net energy metering
NII	Net interest income
NPBC	Net periodic benefit costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
Pacific Current	Pacific Current, LLC, a wholly owned subsidiary of HEI and parent company of Hamakua Holdings, LLC and Mauo Holdings, LLC
PIMs	Performance incentive mechanisms
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PSIPs	Power Supply Improvement Plans
PUC	Public Utilities Commission of the State of Hawaii
PV	Photovoltaic
RAM	Rate adjustment mechanism
RBA	Revenue balancing account
RFP	Request for proposals
ROACE	Return on average common equity
RORB	Return on rate base
RPS	Renewable portfolio standards
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
Tax Act	2017 Tax Cuts and Jobs Act (H.R. 1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018)
TDR	Troubled debt restructuring
Trust III	HECO Capital Trust III
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity

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
Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:

•
international, national and local economic and political conditions--including the state of the Hawaii tourism, defense and construction industries; the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans held by ASB, which could result in higher loan loss provisions and write-offs); decisions concerning the extent of the presence of the federal government and military in Hawaii; the implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions; and the potential impacts of global developments (including global economic conditions and uncertainties; unrest; the conflict in Syria; the effects of changes that have or may occur in U.S. policy, such as with respect to immigration and trade; terrorist acts; potential conflict or crisis with North Korea; and potential pandemics);

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

•	the ability of the Utilities to achieve performance incentive mechanisms currently in place;

•
the impact from the PUC’s implementation of performance-based ratemaking for the Utilities pursuant to Senate Bill No. 2939 SD2, including the potential addition of new performance incentive mechanisms, third party proposals to the PUC’s implementation of PBR, and the implications of not achieving performance incentive goals;

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

•
cyber security risks and the potential for cyber incidents, including potential incidents at HEI, its third-party vendors, and its subsidiaries (including at ASB branches and electric utility plants) and incidents at data processing centers they use, to the extent not prevented by intrusion detection and prevention systems, anti-virus software, firewalls and other general information technology controls;

•	any failure in the implementation of the ERP/EAM system could adversely affect the Utilities’ ability to timely and accurately report financial information and make payments to vendors and employees;

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

•
changes in accounting principles applicable to HEI and its subsidiaries, including the adoption of new U.S. accounting standards, the potential discontinuance of regulatory accounting and the effects of potentially required consolidation of variable interest entities (VIEs) or required capital/finance lease or on-balance-sheet operating lease accounting for PPAs with IPPs;

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

•	the ability of the Company’s non-regulated subsidiary, Pacific Current, LLC, to achieve its performance and growth objectives, which in turn could affect its ability to service its non-recourse debt;

•	the Company’s reliance on third parties and the risk of their non-performance; and

•
other risks or uncertainties described elsewhere in this report and in other reports (e.g., “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K) previously and subsequently filed by HEI and/or Hawaiian Electric with the Securities and Exchange Commission (SEC).

Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made. Except to the extent required by the federal securities laws, HEI, Hawaiian Electric, ASB, Pacific Current and their subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether written or oral and whether as a result of new information, future events or otherwise.

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands, except per share amounts)	2018	2017	2018	2017
Revenues
Electric utility	$608,126	$556,875	$1,178,553	$1,075,486
Bank	77,104	75,329	152,523	148,185
Other	47	77	75	172
Total revenues	685,277	632,281	1,331,151	1,223,843
Expenses
Electric utility	552,982	500,393	1,072,040	968,643
Bank	50,187	50,332	100,719	98,833
Other	3,309	3,754	7,704	8,827
Total expenses	606,478	554,479	1,180,463	1,076,303
Operating income (loss)
Electric utility	55,144	56,482	106,513	106,843
Bank	26,917	24,997	51,804	49,352
Other	(3,262)	(3,677)	(7,629)	(8,655)
Total operating income	78,799	77,802	150,688	147,540
Retirement defined benefits expense—other than service costs	(1,564)	(1,906)	(3,397)	(3,782)
Interest expense, net—other than on deposit liabilities and other bank borrowings	(22,001)	(20,440)	(43,519)	(40,008)
Allowance for borrowed funds used during construction	1,365	1,143	2,809	2,032
Allowance for equity funds used during construction	2,983	3,027	6,277	5,426
Income before income taxes	59,582	59,626	112,858	111,208
Income taxes	13,055	20,492	25,611	37,408
Net income	46,527	39,134	87,247	73,800
Preferred stock dividends of subsidiaries	473	473	946	946
Net income for common stock	$46,054	$38,661	$86,301	$72,854
Basic earnings per common share	$0.42	$0.36	$0.79	$0.67
Diluted earnings per common share	$0.42	$0.36	$0.79	$0.67
Dividends declared per common share	$0.31	$0.31	$0.62	$0.62
Weighted-average number of common shares outstanding	108,842	108,750	108,830	108,712
Net effect of potentially dilutive shares	121	47	223	157
Weighted-average shares assuming dilution	108,963	108,797	109,053	108,869

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2018	2017	2018	2017
Net income for common stock	$46,054	$38,661	$86,301	$72,854
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of tax benefits (taxes) of $1,592, $(1,334), $6,459 and $(1,482), respectively	(4,348)	2,021	(17,645)	2,244
Derivatives qualifying as cash flow hedges:
Reclassification adjustment to net income, net of tax benefits of nil, nil, nil and $289, respectively	—	—	—	454
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $1,862, $2,508, $3,654 and $5,010, respectively	5,350	3,930	10,496	7,851
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $1,674, $2,281, $3,277 and $4,582, respectively	(4,827)	(3,581)	(9,449)	(7,194)
Other comprehensive income (loss), net of taxes	(3,825)	2,370	(16,598)	3,355
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$42,229	$41,031	$69,703	$76,209

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$254,665	$261,881
Accounts receivable and unbilled revenues, net	299,771	263,209
Available-for-sale investment securities, at fair value	1,409,528	1,401,198
Held-to-maturity investment securities, at amortized cost	62,630	44,515
Stock in Federal Home Loan Bank, at cost	10,158	9,706
Loans held for investment, net	4,721,941	4,617,131
Loans held for sale, at lower of cost or fair value	5,248	11,250
Property, plant and equipment, net of accumulated depreciation of $2,615,259 and $2,553,295 at June 30, 2018 and December 31, 2017, respectively	4,611,949	4,460,248
Regulatory assets	860,410	869,297
Other	565,614	513,535
Goodwill	82,190	82,190
Total assets	$12,884,104	$12,534,160
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$213,832	$193,714
Interest and dividends payable	27,594	25,837
Deposit liabilities	6,116,109	5,890,597
Short-term borrowings—other than bank	202,857	117,945
Other bank borrowings	126,930	190,859
Long-term debt, net—other than bank	1,783,009	1,683,797
Deferred income taxes	375,832	388,430
Regulatory liabilities	905,216	880,770
Defined benefit pension and other postretirement benefit plans liability	494,541	509,514
Other	500,873	521,018
Total liabilities	10,746,793	10,402,481
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 108,879,245 shares and 108,787,807 shares at June 30, 2018 and December 31, 2017, respectively	1,665,901	1,662,491
Retained earnings	495,656	476,836
Accumulated other comprehensive loss, net of tax benefits	(58,539)	(41,941)
Total shareholders’ equity	2,103,018	2,097,386
Total liabilities and shareholders’ equity	$12,884,104	$12,534,160

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2017	108,788	$1,662,491	$476,836	$(41,941)	$2,097,386
Net income for common stock	—	—	86,301	—	86,301
Other comprehensive loss, net of tax benefits	—	—	—	(16,598)	(16,598)
Issuance of common stock, net of expenses	91	3,410	—	—	3,410
Common stock dividends	—	—	(67,481)	—	(67,481)
Balance, June 30, 2018	108,879	$1,665,901	$495,656	$(58,539)	$2,103,018
Balance, December 31, 2016	108,583	$1,660,910	$438,972	$(33,129)	$2,066,753
Net income for common stock	—	—	72,854	—	72,854
Other comprehensive income, net of taxes	—	—	—	3,355	3,355
Issuance of common stock, net of expenses	202	(507)	—	—	(507)
Common stock dividends	—	—	(67,426)	—	(67,426)
Balance, June 30, 2017	108,785	$1,660,403	$444,400	$(29,774)	$2,075,029

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$87,247	$73,800
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	106,063	100,062
Other amortization	20,603	6,101
Provision for loan losses	6,304	6,741
Loans originated and purchased, held for sale	(78,313)	(69,595)
Proceeds from sale of loans, held for sale	77,382	79,944
Deferred income taxes	(9,672)	17,047
Share-based compensation expense	4,414	3,285
Allowance for equity funds used during construction	(6,277)	(5,426)
Other	(147)	246
Changes in assets and liabilities
Increase in accounts receivable and unbilled revenues, net	(41,526)	(12,394)
Increase in fuel oil stock	(19,867)	(5,962)
Decrease (increase) in regulatory assets	(19,600)	8,179
Increase in accounts, interest and dividends payable	31,784	43,530
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(26,558)	(37,954)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	(871)	420
Change in other assets and liabilities	(22,695)	(33,922)
Net cash provided by operating activities	108,271	174,102
Cash flows from investing activities
Available-for-sale investment securities purchased	(133,698)	(295,510)
Principal repayments on available-for-sale investment securities	108,379	99,663
Purchases of held-to-maturity investment securities	(20,450)	—
Principal repayments of held-to-maturity investment securities	2,270	—
Purchase of stock from Federal Home Loan Bank	(7,533)	(2,868)
Redemption of stock from Federal Home Loan Bank	7,080	2,380
Net increase in loans held for investment	(111,521)	(20,326)
Proceeds from sale of commercial loans	7,149	13,493
Proceeds from sale of real estate acquired in settlement of loans	589	185
Capital expenditures	(259,898)	(210,325)
Contributions in aid of construction	13,573	17,571
Contributions to low income housing investments	(3,279)	—
Other	5,919	8,216
Net cash used in investing activities	(391,420)	(387,521)
Cash flows from financing activities
Net increase in deposit liabilities	123,137	175,457
Net increase in short-term borrowings with original maturities of three months or less	84,881	49,789
Net increase in retail repurchase agreements	38,446	9,048
Proceeds from other bank borrowings	177,000	59,500
Repayments of other bank borrowings	(177,000)	(73,034)
Proceeds from issuance of long-term debt	100,000	265,000
Repayment of long-term debt and funds transferred for redemption of special purpose revenue bonds	(878)	(265,000)
Withheld shares for employee taxes on vested share-based compensation	(996)	(3,787)
Common stock dividends	(67,481)	(67,426)
Preferred stock dividends of subsidiaries	(946)	(946)
Other	(230)	(3,253)
Net cash provided by financing activities	275,933	145,348
Net decrease in cash and cash equivalents	(7,216)	(68,071)
Cash and cash equivalents, beginning of period	261,881	278,452
Cash and cash equivalents, end of period	$254,665	$210,381

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2018	2017	2018	2017
Revenues	$608,126	$556,875	$1,178,553	$1,075,486
Expenses
Fuel oil	171,717	141,259	338,685	285,529
Purchased power	160,738	153,067	300,648	280,191
Other operation and maintenance	112,642	104,939	220,252	203,756
Depreciation	50,361	48,156	100,827	96,372
Taxes, other than income taxes	57,524	52,972	111,628	102,795
Total expenses	552,982	500,393	1,072,040	968,643
Operating income	55,144	56,482	106,513	106,843
Allowance for equity funds used during construction	2,983	3,027	6,277	5,426
Retirement defined benefits expense—other than service costs	(988)	(1,435)	(2,252)	(2,858)
Interest expense and other charges, net	(18,160)	(18,214)	(35,854)	(35,718)
Allowance for borrowed funds used during construction	1,365	1,143	2,809	2,032
Income before income taxes	40,344	41,003	77,493	75,725
Income taxes	8,676	14,860	17,851	27,618
Net income	31,668	26,143	59,642	48,107
Preferred stock dividends of subsidiaries	229	229	458	458
Net income attributable to Hawaiian Electric	31,439	25,914	59,184	47,649
Preferred stock dividends of Hawaiian Electric	270	270	540	540
Net income for common stock	$31,169	$25,644	$58,644	$47,109
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2018	2017	2018	2017
Net income for common stock	$31,169	$25,644	$58,644	$47,109
Other comprehensive income (loss), net of taxes:
Derivatives qualifying as cash flow hedges:
Reclassification adjustment to net income, net of tax benefits of nil, nil, nil and $289, respectively	—	—	—	454
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $1,683, $2,306, $3,297 and $4,610, respectively	4,853	3,621	9,506	7,239
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $1,674, $2,281, $3,277 and $4,582, respectively	(4,827)	(3,581)	(9,449)	(7,194)
Other comprehensive income, net of taxes	26	40	57	499
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$31,195	$25,684	$58,701	$47,608
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	June 30, 2018	December 31, 2017
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,914	$53,177
Plant and equipment	6,652,982	6,401,040
Less accumulated depreciation	(2,534,428)	(2,476,352)
Construction in progress	165,608	263,094
Utility property, plant and equipment, net	4,337,076	4,240,959
Nonutility property, plant and equipment, less accumulated depreciation of $1,253 as of June 30, 2018 and $1,251 as of December 31, 2017	7,581	7,580
Total property, plant and equipment, net	4,344,657	4,248,539
Current assets
Cash and cash equivalents	20,860	12,517
Customer accounts receivable, net	157,260	127,889
Accrued unbilled revenues, net	110,839	107,054
Other accounts receivable, net	6,896	7,163
Fuel oil stock, at average cost	107,016	86,873
Materials and supplies, at average cost	57,941	54,397
Prepayments and other	29,240	25,355
Regulatory assets	103,566	88,390
Total current assets	593,618	509,638
Other long-term assets
Regulatory assets	756,844	780,907
Other	108,595	91,529
Total other long-term assets	865,439	872,436
Total assets	$5,803,714	$5,630,613
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 16,142,216 shares at June 30, 2018 and December 31, 2017)	$107,634	$107,634
Premium on capital stock	614,667	614,675
Retained earnings	1,131,185	1,124,193
Accumulated other comprehensive loss, net of tax benefits	(1,162)	(1,219)
Common stock equity	1,852,324	1,845,283
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,418,474	1,318,516
Total capitalization	3,305,091	3,198,092
Commitments and contingencies (Note 3)
Current liabilities
Current portion of long-term debt	49,983	49,963
Short-term borrowings from non-affiliates	91,880	4,999
Accounts payable	153,759	159,610
Interest and preferred dividends payable	22,684	22,575
Taxes accrued, including revenue taxes	172,063	199,101
Regulatory liabilities	9,787	3,401
Other	59,203	59,456
Total current liabilities	559,359	499,105
Deferred credits and other liabilities
Deferred income taxes	388,875	394,041
Regulatory liabilities	895,429	877,369
Unamortized tax credits	92,798	90,369
Defined benefit pension and other postretirement benefit plans liability	457,953	472,948
Other	104,209	98,689
Total deferred credits and other liabilities	1,939,264	1,933,416
Total capitalization and liabilities	$5,803,714	$5,630,613
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2017	16,142	$107,634	$614,675	$1,124,193	$(1,219)	$1,845,283
Net income for common stock	—	—	—	58,644	—	58,644
Other comprehensive income, net of taxes	—	—	—	—	57	57
Common stock dividends	—	—	—	(51,652)	—	(51,652)
Common stock issuance expenses	—	—	(8)	—	—	(8)
Balance, June 30, 2018	16,142	$107,634	$614,667	$1,131,185	$(1,162)	$1,852,324
Balance, December 31, 2016	16,020	$106,818	$601,491	$1,091,800	$(322)	$1,799,787
Net income for common stock	—	—	—	47,109	—	47,109
Other comprehensive income, net of taxes	—	—	—	—	499	499
Common stock dividends	—	—	—	(43,884)	—	(43,884)
Common stock issuance expenses	—	—	(5)	—	—	(5)
Balance, June 30, 2017	16,020	$106,818	$601,486	$1,095,025	$177	$1,803,506

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$59,642	$48,107
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	100,827	96,372
Other amortization	13,021	4,262
Deferred income taxes	(8,343)	23,599
Allowance for equity funds used during construction	(6,277)	(5,426)
Other	978	1,615
Changes in assets and liabilities
Increase in accounts receivable	(34,068)	(1,729)
Increase in accrued unbilled revenues	(3,785)	(11,903)
Increase in fuel oil stock	(20,143)	(5,962)
Increase in materials and supplies	(3,544)	(3,420)
Decrease (increase) in regulatory assets	(19,600)	8,179
Increase in accounts payable	18,284	39,716
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(31,061)	(40,910)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	(1,961)	302
Change in other assets and liabilities	5,866	(14,047)
Net cash provided by operating activities	69,836	138,755
Cash flows from investing activities
Capital expenditures	(213,220)	(190,159)
Contributions in aid of construction	13,573	17,571
Other	4,301	6,250
Net cash used in investing activities	(195,346)	(166,338)
Cash flows from financing activities
Common stock dividends	(51,652)	(43,884)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(998)	(998)
Proceeds from issuance of long-term debt	100,000	265,000
Funds transferred for redemption of special purpose revenue bonds	—	(265,000)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	86,881	43,990
Other	(378)	(3,229)
Net cash provided by (used in) financing activities	133,853	(4,121)
Net increase (decrease) in cash and cash equivalents	8,343	(31,704)
Cash and cash equivalents, beginning of period	12,517	74,286
Cash and cash equivalents, end of period	$20,860	$42,582

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
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of June 30, 2018 and December 31, 2017 and the results of their operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
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
In settlement agreements in the 2018 Maui Electric, 2017 Hawaiian Electric and 2016 Hawaii Electric Light rate cases, Maui Electric, Hawaiian Electric and Hawaii Electric Light, respectively, and the Consumer Advocate agreed to the deferral of the non-service cost components of NPPC and NPBC, which would have been capitalized prior to ASU No. 2017-07, as part of the pension tracking mechanism. The PUC approved this treatment in the final decision and order (D&O) in the Hawaiian Electric and Hawaii Electric Light rate cases. The treatment under the settlement agreements was followed beginning in 2018 until each utility’s next rate case. In each utility’s next rate case, rates established would include recovery of the deferred non-service cost components and seek to adopt the capitalization policy which reflects the requirements of ASU No. 2017-07 (i.e., only the service cost components of NPPC and NPBC will be capitalized).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

 Thus, the adoption of ASU 2017-07 in the first quarter of 2018 does not have a net income impact. The following table summarizes the impact to the prior period financial statements of the adoption of ASU No. 2017-07:

	Three months ended June 30, 2017			Six months ended June 30, 2017
(in thousands)	As previously filed	Adjustment from adoption of ASU No. 2017-07	As currently reported	As previously filed	Adjustment from adoption of ASU No. 2017-07	As currently reported
HEI Condensed Consolidated Income Statement
Expenses
Electric utility	$501,828	$(1,435)	$500,393	$971,501	$(2,858)	$968,643
Bank	50,533	(201)	50,332	99,229	(396)	98,833
Other	4,024	(270)	3,754	9,355	(528)	8,827
Total expenses	556,385	(1,906)	554,479	1,080,085	(3,782)	1,076,303
Operating income
Electric utility	55,047	1,435	56,482	103,985	2,858	106,843
Bank	24,796	201	24,997	48,956	396	49,352
Other	(3,947)	270	(3,677)	(9,183)	528	(8,655)
Total operating income	75,896	1,906	77,802	143,758	3,782	147,540
Retirement defined benefits expense--other than service costs	—	(1,906)	(1,906)	—	(3,782)	(3,782)
Hawaiian Electric Condensed Consolidated Income Statement
Other operation and maintenance	106,374	(1,435)	104,939	206,614	(2,858)	203,756
Total expense	501,828	(1,435)	500,393	971,501	(2,858)	968,643
Operating income	55,047	1,435	56,482	103,985	2,858	106,843
Retirement defined benefits expense--other than service costs	—	(1,435)	(1,435)	—	(2,858)	(2,858)
Hawaiian Electric Condensed Consolidating Income Statement (in Note 3)
Hawaiian Electric (parent only)
Other operation and maintenance	70,961	(1,302)	69,659	138,239	(2,587)	135,652
Total expense	357,575	(1,302)	356,273	690,763	(2,587)	688,176
Operating income	36,839	1,302	38,141	66,494	2,587	69,081
Retirement defined benefits expense--other than service costs	—	(1,302)	(1,302)	—	(2,587)	(2,587)
Hawaii Electric Light
Other operation and maintenance	17,558	85	17,643	33,074	168	33,242
Total expense	72,903	85	72,988	141,400	168	141,568
Operating income	8,807	(85)	8,722	19,292	(168)	19,124
Retirement defined benefits expense--other than service costs	—	85	85	—	168	168
Maui Electric
Other operation and maintenance	17,855	(218)	17,637	35,301	(439)	34,862
Total expense	71,350	(218)	71,132	139,338	(439)	138,899
Operating income	9,415	218	9,633	18,220	439	18,659
Retirement defined benefits expense--other than service costs	—	(218)	(218)	—	(439)	(439)
ASB Statements of Income Data (in Note 4)
Compensation and employee benefits	24,742	(201)	24,541	47,979	(396)	47,583
Other expense	4,705	201	4,906	9,016	396	9,412

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Derivatives and Hedging. In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which is intended to improve and simplify accounting rules around hedge accounting. The amendments in ASU No. 2017-12 improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The amendments also expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For public business entities, the new guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, but early adoption is permitted. The Company early adopted ASU No. 2017-12 in the second quarter of 2018, with an effective date of April 1, 2018, and the adoption did not have a material impact on the Company’s consolidated financial statements.
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
The Company plans to adopt ASU No. 2016-02 in the first quarter of 2019 and is currently analyzing the potential impact of adoption, including the impact of electing certain practical expedients available under the standard. The Company has reviewed its agreements and has compiled a preliminary inventory of its operating leases and other arrangements that meet the definition of a lease under the new standard. The Company is in the process of analyzing the measurement provisions of the new standard and their impact to its existing lease arrangements that fall within the scope of ASU No. 2016-02.
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
Condensed Consolidated Statements of Cash Flows error. Subsequent to the issuance of interim Condensed Consolidated Financial Statements (unaudited) for the quarter ended June 30, 2017, the Company and the Utilities identified an error within their previously reported interim Condensed Consolidated Statements of Cash Flows (unaudited). The timing of certain capital expenditure payments, including those that had retainage balances or were related to certain capitalized amounts were not reflected timely. The Company and the Utilities have evaluated the effect of the error, both qualitatively and quantitatively, and concluded that it is immaterial to their respective previously issued condensed consolidated financial statements. For the six months ended June 30, 2017, the correction of this error resulted in decreases in Net Cash Provided by Operating Activities

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

(impacting the change in Accounts, Interest and Dividends Payable for the Company and Accounts Payable for the Utilities) and Net Cash Used in Investing Activities (impacting the Capital Expenditures for the Company and the Utilities) of $12 million.
Reclassifications. Reclassifications made to prior year-end financial statements to conform to 2018 presentation include a reclassification of contributions in aid of construction (CIAC) balances to “Property, plant and equipment, net” and “Total property, plant and equipment, net” for the Company and Hawaiian Electric, respectively, which reduced the amounts of the respective balances.
Note 2 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended June 30, 2018
Revenues from external customers	$608,112	$77,104	$61	$685,277
Intersegment revenues (eliminations)	14	—	(14)	—
Revenues	$608,126	$77,104	$47	$685,277
Income (loss) before income taxes	$40,344	$26,514	$(7,276)	$59,582
Income taxes (benefit)	8,676	5,953	(1,574)	13,055
Net income (loss)	31,668	20,561	(5,702)	46,527
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$31,169	$20,561	$(5,676)	$46,054
Six months ended June 30, 2018
Revenues from external customers	$1,178,526	$152,523	$102	$1,331,151
Intersegment revenues (eliminations)	27	—	(27)	—
Revenues	$1,178,553	$152,523	$75	$1,331,151
Income (loss) before income taxes	$77,493	$51,014	$(15,649)	$112,858
Income taxes (benefit)	17,851	11,493	(3,733)	25,611
Net income (loss)	59,642	39,521	(11,916)	87,247
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	$58,644	$39,521	$(11,864)	$86,301
Total assets (at June 30, 2018)	$5,803,714	$6,983,583	$96,807	$12,884,104
Three months ended June 30, 2017
Revenues from external customers	$556,836	$75,329	$116	$632,281
Intersegment revenues (eliminations)	39	—	(39)	—
Revenues	$556,875	$75,329	$77	$632,281
Income (loss) before income taxes	$41,003	$24,796	$(6,173)	$59,626
Income taxes (benefit)	14,860	8,063	(2,431)	20,492
Net income (loss)	26,143	16,733	(3,742)	39,134
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$25,644	$16,733	$(3,716)	$38,661
Six months ended June 30, 2017
Revenues from external customers	$1,075,402	$148,185	$256	$1,223,843
Intersegment revenues (eliminations)	84	—	(84)	—
Revenues	$1,075,486	$148,185	$172	$1,223,843
Income (loss) before income taxes	$75,725	$48,956	$(13,473)	$111,208
Income taxes (benefit)	27,618	16,410	(6,620)	37,408
Net income (loss)	48,107	32,546	(6,853)	73,800
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	$47,109	$32,546	$(6,801)	$72,854
Total assets (at December 31, 2017)	$5,630,613	$6,798,659	$104,888	$12,534,160

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
Note 3 · Electric utility segment
Revenue taxes. The Utilities’ revenues include amounts for recovery of various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. For the second quarters of 2018 and 2017 and the six months ended June 30, 2018 and 2017, the Utilities’ revenues include recovery of revenue taxes of approximately $54 million, $50 million, $105 million and $96 million, respectively, which amounts are included in “Taxes, other than income taxes” expense, in the unaudited condensed consolidated statements of income. However, the Utilities pay revenue taxes to the taxing authorities in the period based on (1) the prior year’s billed revenues (in the case of public service company taxes and PUC fees) in the current year or (2) the current year’s cash collections from electric sales (in the case of franchise taxes) after year-end.
Unconsolidated variable interest entities.
HECO Capital Trust III.  Trust III has at all times been an unconsolidated subsidiary of Hawaiian Electric. Since Hawaiian Electric, as the holder of 100% of the trust common securities, does not have the power to direct the activities that most significantly impact the economic performance of Trust III nor the obligation to absorb its expected losses, if any, that could potentially be significant to Trust III, Hawaiian Electric is not the primary beneficiary and does not consolidate Trust III in accordance with accounting rules on the consolidation of VIEs. Trust III’s balance sheets as of June 30, 2018 and December 31, 2017 each consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for the six months ended June 30, 2018 and 2017 consisted of $1.7 million of interest income received from the 2004 Debentures; $1.6 million of distributions to holders of the Trust Preferred Securities; and $50,000 of common dividends on the trust common securities to Hawaiian Electric.
Power purchase agreements.  As of June 30, 2018, the Utilities had five PPAs for firm capacity and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which is currently required to be consolidated as VIEs.
Pursuant to the current accounting standards for VIEs, the Utilities are deemed to have a variable interest in Kalaeloa Partners, L.P. (Kalaeloa), AES Hawaii, Inc. (AES Hawaii) and the predecessor of Hamakua Energy by reason of the provisions of the PPA that the Utilities have with the three IPPs. However, management has concluded that the Utilities are not the primary beneficiary of Kalaeloa, AES Hawaii and the predecessor of Hamakua Energy because the Utilities do not have the power to direct the activities that most significantly impact the three IPPs’ economic performance nor the obligation to absorb their expected losses, if any, that could potentially be significant to the IPPs. Thus, the Utilities have not consolidated Kalaeloa, AES Hawaii and the predecessor of Hamakua Energy in its unaudited condensed consolidated financial statements. In November 2017, HEI acquired the Hamakua project through Hamakua Energy, an indirect subsidiary of Pacific Current, and has consolidated it in HEI’s unaudited condensed consolidated financial statements since the acquisition.
For the other PPAs with IPPs, the Utilities have concluded that the consolidation of the IPPs was not required because either the Utilities do not have variable interests in the IPPs due to the absence of an obligation in the PPAs for the Utilities to absorb any variability of the IPPs, or the IPPs were considered a “governmental organization,” and thus excluded from the scope of accounting standards for VIEs. Two IPPs of as-available energy declined to provide the information necessary for Utilities to determine the applicability of accounting standards for VIEs. If information is ultimately received from the IPPs, a possible outcome of future analyses of such information is the consolidation of one or both of such IPPs in the unaudited condensed consolidated financial statements. The consolidation of any significant IPP could have a material effect on the unaudited condensed consolidated financial statements, including the recognition of a significant amount of assets and liabilities and, if such a consolidated IPP were operating at a loss and had insufficient equity, the potential recognition of such losses. If the Utilities determine they are required to consolidate the financial statements of such an IPP and the consolidation has a material effect, the Utilities would retrospectively apply accounting standards for VIEs to the IPP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
Power purchase agreements.  Purchases from all IPPs were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2018	2017	2018	2017
Kalaeloa	$52	$48	$92	$88
AES Hawaii	32	35	69	64
HPOWER	17	16	32	33
Puna Geothermal Venture	4	10	15	18
Hamakua Energy	15	10	22	17
Other IPPs [1]	41	34	71	60
Total IPPs	$161	$153	$301	$280

[1]	Includes wind power, solar power, feed-in tariff projects and other PPAs.
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
In November 2015, Hawaiian Electric entered into Amendment No. 3 for which PUC approval was requested and subsequently denied in January 2017. Approval of Amendment No. 3 would have satisfied the final condition for effectiveness of the settlement agreement and resolved AES Hawaii's claims. Following the PUC's decision, the parties agreed to extend the stay of the arbitration proceeding, while settlement discussions continued. In February 2018, Hawaiian Electric reached agreement with AES Hawaii on Amendment No. 4, which was submitted to the PUC for approval in April 2018. Amendment No. 4, among other things, provides (1) that AES Hawaii will make certain operational commitments to improve reliability, (2) for inclusion of AES Hawaii in the Utilities’ greenhouse gas partnership, (3) provisions to allow AES Hawaii to reduce coal combustion by modifying its fuel consumption to include biomass upon approval by Hawaiian Electric, and (4) for release of an option agreement by Hawaiian Electric for land owned by AES Hawaii. Amendment No. 4 includes a stay of the arbitration proceeding pending review by the PUC. If approved by the PUC, Amendment No. 4 will resolve AES Hawaii’s claims. In June 2018, the PUC issued an order suspending the Amendment No. 4 docket pending a DOH decision on AES’ request for approval of its Emission Reduction Plan and partnership with Hawaiian Electric.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) implementation project. On August 11, 2016, the PUC approved the Utilities’ request to commence the ERP/EAM implementation project, subject to certain conditions, including a $77.6 million cap on cost recovery as well as a requirement that the Utilities pass onto customers a minimum of $244 million in benefits associated with the system over its 12-year service life. The D&O approved the deferral of certain project costs and allowed the accrual of allowance for funds used during construction (AFUDC), but limited the AFUDC rate to 1.75%. Pursuant to the D&O and subsequent orders, in September 2017, the Utilities filed a bottom-up, low-level analysis of the project’s benefits and performance metrics and tracking mechanism for passing the project’s benefits on to customers.
On November 30, 2017, the PUC issued an order, which, among other things, directed the Utilities to file a position statement regarding the reasonableness of the project, a reworked low-level benefits analysis and initial details of the metrics that will be used to demonstrate the achievement of benefits. On December 18, 2017, the Utilities filed their response to the order, re-affirming the need for the project and guaranteed minimum level of $244 million in benefits to customers. The response further noted that in Hawaiian Electric’s 2017 test year rate case, Hawaiian Electric and the Consumer Advocate have agreed in principle to a “rate case-centric” approach for a benefits delivery mechanism pending PUC approval. On January 4, 2018, the Consumer Advocate filed a statement of position (SOP) on the Utilities’ response, stating that it does not recommend revocation of the PUC’s prior conditional approval of the project or reductions to the previously ordered cost caps, and continues to recommend the use of a rate case-centric approach to facilitate pass through of the system’s benefits to customers. The Utilities filed a response to the Consumer Advocate’s SOP on January 11, 2018, noting among other things that the Consumer Advocate’s SOP is in general alignment with the Utilities’ position on the project. Monthly reports on the status and costs of the project continue to be filed. The parties have reached substantive agreement regarding the approach for delivering system benefits to customers, but are still in the process of developing an annual enterprise systems benefits report.
The ERP/EAM Implementation Project is expected to go live in October 2018. As of June 30, 2018, the Project incurred costs of $61.2 million of which $10.6 million were charged to other operation and maintenance (O&M) expense, $2.6 million relate to capital costs and $48.0 million are deferred costs.
Schofield Generating Station Project. In August 2012, the PUC approved a waiver from the competitive bidding framework to allow Hawaiian Electric to negotiate with the U.S. Army for the construction of a 50 MW utility owned and operated firm, renewable and dispatchable generation facility at Schofield Barracks. In September 2015, the PUC approved Hawaiian Electric’s application to expend $167 million for the project. In approving the project, the PUC placed a cost cap of $167 million for the project, stated 90% of the cap is allowed for cost recovery through cost recovery mechanisms other than base rates, and stated the $167 million cap will be adjusted downward due to any reduction in the cost of the engine contract due to a reduction in the foreign exchange rate. Hawaiian Electric was required to take all necessary steps to lock in the lowest possible exchange rate. On January 5, 2016, Hawaiian Electric executed window forward contracts, which lowered the cost of the engine contract by $9.7 million, resulting in a revised project cost cap of $157.3 million. Hawaiian Electric received all of the major permits for the project, including a 35-year site lease from the U.S. Army. Construction of the facility began in October 2016, and the facility was placed in service on June 7, 2018. A request to recover the capital costs of the project through the newly-established Major Project Interim Recovery (MPIR) adjustment mechanism was approved by the PUC on June 27, 2018. (See “Decoupling” section below for MPIR guidelines and capital cost recovery discussion.) A decision on recovery of related operation and maintenance expense (approximately $1.8 million annualized) during the interim period (i.e., between the in-service date and the next rate case) is pending. Project costs incurred as of June 30, 2018 amounted to $141.5 million.
West Loch PV Project. In July 2016, Hawaiian Electric announced plans to build, own and operate a utility-owned, grid-tied 20-MW (ac) solar facility on property owned by the Department of the Navy. In June 2017, the PUC approved the expenditure of funds for the project, including Hawaiian Electric’s proposed project cost cap of $67 million and a performance guarantee to provide energy at 9.56 cents/KWH or less to the system.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
Hawaiian Electric executed a fixed-price Engineering, Procurement, and Construction (EPC) contract for the project on December 6, 2017. The EPC contract includes the cost of the solar panels for the project, which is not subject to modification due to any tariffs that may be imposed under the current photovoltaic (PV) cell and module import tariffs. Construction of the facility began in the second quarter of 2018, and the facility is expected to be placed in service in the second quarter of 2019. Project costs incurred as of June 30, 2018 amounted to $9.1 million.
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
Hawaiian Electric initiated a dispute resolution process to collect the unpaid amounts from Hawaiian Telcom as specified by the joint pole agreement. This dispute resolution process is stayed pending PUC approval of a settlement agreement further described below. For Hawaii Electric Light, the agreement does not specify an alternative dispute resolution process, and thus a complaint for payment was filed with the Circuit Court in June 2016. This complaint is stayed pending PUC approval of a settlement agreement further described below. Maui Electric has not yet commenced any legal action to recover the delinquent amounts. On April 4, 2018, the Utilities and Hawaiian Telcom entered into several agreements, subject to PUC approval, for the purchase by the Utilities of Hawaiian Telcom’s interest in all the joint poles, and licensing and operating agreement between the Utilities and Hawaiian Telcom subsequent to the transfer of the joint pole interest to the Utilities. Consideration of approximately $48 million to be paid for Hawaiian Telcom’s interest in the poles will be offset in part by the receivables owed by Hawaiian Telcom to the Utilities. As of June 30, 2018, receivables under the joint pole agreement, net of a reserve for a portion of the interest, from Hawaiian Telcom are $17.4 million ($11.6 million at Hawaiian Electric, $4.7 million at Hawaii Electric Light, and $1.1 million at Maui Electric). Although PUC approval has not yet been received, management expects the net receivable amounts will be realized. The remaining consideration for acquiring Hawaiian Telcom’s interest in the joint poles is to be settled through the set-off of current and future license fees due from Hawaiian Telcom, after which Hawaiian Telcom would make cash payments for license fees under the agreement.
Environmental regulation.  The Utilities are subject to environmental laws and regulations that regulate the operation of existing facilities, the construction and operation of new facilities and the proper cleanup and disposal of hazardous waste and toxic substances.
Hawaiian Electric, Hawaii Electric Light and Maui Electric, like other utilities, periodically encounter petroleum or other chemical releases associated with current or previous operations. The Utilities report and take action on these releases when and as required by applicable law and regulations. The Utilities believe the costs of responding to such releases identified to date will not have a material effect, individually or in the aggregate, on Hawaiian Electric’s consolidated results of operations, financial condition or liquidity.
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. Although Maui Electric never operated at the Site or owned the Site property, after discussions with the EPA and the Hawaii Department of Health (DOH), Maui Electric agreed to undertake additional investigations at the Site and an adjacent parcel that Molokai Electric Company had used for equipment storage (the Adjacent Parcel) to determine the extent of environmental contamination. A 2011 assessment by a Maui Electric contractor of the Adjacent Parcel identified environmental impacts, including elevated polychlorinated biphenyls (PCBs) in the subsurface soils. In cooperation with the DOH and EPA, Maui Electric is further investigating the Site and the Adjacent Parcel to determine the extent of impacts of PCBs, residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.7 million as of June 30, 2018, representing the probable and reasonably estimated cost to complete the additional investigation and estimated cleanup costs at the Site and the Adjacent Parcel; however, final costs of remediation will depend on the results of continued investigation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
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
As of June 30, 2018, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $4.7 million. The reserve represents the probable and reasonably estimable cost to complete the onshore and offshore investigations and the remediation of PCB contamination in the offshore sediment. The final remediation costs will depend on the assessment of potential source control requirements, as well as the further investigation of contaminated sediment offshore from the Waiau Power Plant by the Navy.
Regulatory proceedings
Decoupling. Decoupling is a regulatory model that is intended to facilitate meeting the State of Hawaii’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio standard. The decoupling model, implemented in Hawaii in 2011, delinks revenues from sales and includes annual rate adjustments. The decoupling mechanism has the following major components: (1) a sales decoupling component via a revenue balancing account (RBA), (2) a revenue escalation component via a rate adjustment mechanism (RAM), (3) major project interim recovery component (MPIR), (4) performance incentive mechanisms (PIMs), and (5) an earnings sharing mechanism, which would provide for a reduction of revenues between rate cases in the event the utility exceeds the return on average common equity (ROACE) allowed in its most recent rate case. Under the decoupling mechanism, triennial general rate cases are required.
Rate adjustment mechanism. On March 31, 2015, the PUC issued an Order (the 2015 Decoupling Order) that modified the RAM portion of the decoupling mechanism to be capped at the lesser of the RAM revenue adjustment as then determined (based on an inflationary adjustment for certain O&M expenses and return on investment for certain rate base changes) and a RAM revenue adjustment calculated based on the cumulative annual compounded increase in Gross Domestic Product Price Index applied to annualized target revenues (the RAM Cap). The 2015 Decoupling Order provided a specific basis for calculating the target revenues until the next rate case, at which time the target revenues will reset upon the issuance of an interim or final D&O in a rate case.
The RAM Cap impacted the Utilities' recovery of capital investments as follows:

•	Hawaiian Electric's RAM revenues were limited to the RAM Cap in 2017 and 2018.

•	Maui Electric's RAM revenues in 2017 and 2018 were below the RAM Cap.

•	Hawaii Electric Light’s RAM revenues in 2017 and 2018 were below the RAM Cap.
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
Major project interim recovery. On April 27, 2017, the PUC issued an Order that provided guidelines for interim recovery of revenues to support major projects placed in service between general rate cases.
Projects eligible for recovery through the MPIR adjustment mechanism are major projects (i.e., projects with capital expenditures net of customer contributions in excess of $2.5 million), including, but not restricted to, renewable energy, energy efficiency, utility scale generation, grid modernization and smaller qualifying projects grouped into programs for review. The MPIR adjustment mechanism provides the opportunity to recover revenues for approved costs of eligible projects placed in service between general rate cases wherein cost recovery is limited by a revenue cap and is not provided by other effective recovery mechanisms. The request for PUC approval must include a business case and all costs that are allowed to be recovered through the MPIR adjustment mechanism must be offset by any related benefits. The guidelines provide for accrual of revenues approved for recovery upon in-service date to be collected from customers through the annual RBA tariff. Capital projects that

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

are not recovered through the MPIR would be included in the RAM and be subject to the RAM Cap, until the next rate case when the Utilities would request recovery in base rates.
The PUC has approved recovery of a capped portion of the Schofield generating station through the MPIR mechanism. Hawaiian Electric has filed an MPIR for Schofield of $6.6 million in annual revenues, which would adjust revenues in July through December 2018 and be collected in customer bills beginning in June 2019.
Performance incentive mechanisms. The PUC has ordered the following performance incentive mechanisms (PIM), which will be reflected in the annual decoupling filing beginning in 2019. The PIM tariff requires the performance targets, deadbands and the amount of maximum financial incentives used to determine the PIM financial incentive levels for each of the PIMs to be re-determined upon issuance of an interim or final order in a general rate case for each utility.

•	Service Quality performance incentives are measured on a calendar-year basis beginning in 2018.

•
Service Reliability Performance measured by System Average Interruption Duration and Frequency Indexes (penalties only). Target performance is based on each utility’s historical 10-year average performance with a deadband of one standard deviation. The maximum penalty for each performance index is 20 basis points applied to the common equity share of each respective utility’s rate base (or maximum penalties of approximately $6.2 million - pending adjustment to $6.7 million as a result of the final orders for the Hawaiian Electric and Hawaii Electric Light rate cases - for both indices in total for the three utilities).

•
Call Center Performance measured by the percentage of calls answered within 30 seconds. Target performance is based on the annual average performance for each utility for the most recent 8 quarters with a deadband of 3% above and below the target. The maximum penalty or incentive is 8 basis points applied to the common equity share of each respective utility’s rate base (or maximum penalties or incentives of approximately $1.2 million - pending adjustment to $1.3 million as a result of the final orders for the Hawaiian Electric and Hawaii Electric Light rate cases - in total for the three utilities).

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

Annual decoupling filings. The net annual incremental amounts to be collected (refunded) from June 1, 2018 through May 31, 2019 are as follows:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
2018 Annual incremental RAM adjusted revenues	$13.8	$3.4	$2.0
Annual change in accrued RBA balance as of December 31, 2017 (and associated revenue taxes)	$6.6	$0.7	$3.2
2017 Tax Act Adjustment	$—	$—	$(2.8)
Net annual incremental amount to be collected under the tariffs	$20.4	$4.1	$2.4
*      Maui Electric incorporated a $2.8 million adjustment into its 2018 annual decoupling filing to incorporate the impact of the lower corporate income tax rate and the exclusion of the domestic production activities deduction, as a result of the 2017 Tax Cuts and Jobs Act (the Tax Act). Tax adjustments for Hawaiian Electric and Hawaii Electric Light are described in the discussion below of their respective on-going rate cases.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The order stated that, in general, the PUC is interested in ratemaking elements and/or mechanisms that result in:

•	Greater cost control and reduced rate volatility;

•	Efficient investment and allocation of resources regardless of classification as capital or operating expense;

•	Fair distribution of risks between utilities and customers; and

•	Fulfillment of State policy goals.
The PUC envisions that the PBR components through this investigation are those that: (a) target areas of current utility performance that may benefit from improvement; and (b) reward the utility for achieving specific outcomes that are in the public interest and/or penalize the utility for not achieving said outcomes. To that end, through this investigation, the PUC intends to: (1) identify specific areas of utility performance that should be improved; (2) determine appropriate metrics for measuring successful outcomes in those areas; and (3) establish reasonable financial rewards and/or penalties that are sufficient to incent the utility to achieve those outcomes.
The order indicated that the proceeding would have two phases. Phase 1 would examine the current regulatory framework and identify those areas of utility performance that are deserving of further focus for PBR framework development and/or PIMs in Phase 2. A subsequent order established a procedural process and schedule for Phase I, which the PUC anticipated would take approximately nine months.
On July 10, 2018, the PUC submitted a Staff Report to provide the Parties with an initial set of proposed regulatory goals and outcomes to respond to, or expand upon, and to offer alternatives. Specifically, the Staff Report: (a) provides an overview of Phase 1 of the proceeding; (b) discusses the terms and concepts that form the PBR process framework; and (c) proposes three overarching goals (enhance customer experience, improve utility performance, advance societal outcomes) along with a preliminary set of associated outcomes to help guide PBR evaluation and development.
On July 23 and 24, 2018, the PUC held a technical workshop on goals and outcomes, attended by the parties in the proceeding.
Performance-based ratemaking legislation. On April 24, 2018, Senate Bill No. 2939 SD2 was signed into law, which establishes performance metrics that the PUC shall consider while establishing performance incentives and penalty mechanisms under a performance-based ratemaking model. The law requires that the PUC establish these performance-based ratemaking mechanisms on or before January 1, 2020. The PUC opened a proceeding on April 18, 2018. See “Performance-based regulation proceeding” above.
Most recent rate proceedings.
Hawaiian Electric consolidated 2014 and 2017 test year rate cases. In June 2014, Hawaiian Electric submitted its 2014 test year rate case filing, stating that it intended to forgo the opportunity to seek a general rate increase in base rates. In December 2016, Hawaiian Electric filed an application with the PUC for a general rate increase, and the PUC issued an order consolidating the Hawaiian Electric filings for the 2014 and 2017 test year rate cases. On February 16, 2018, Hawaiian Electric implemented an interim increase of $36.0 million. On April 13, 2018, Hawaiian Electric implemented an additional interim rate adjustment to adjust rates for the impact of the Tax Act.
On June 22, 2018, the PUC issued its Final D&O, approving final rate relief of a $37.7 million increase before the Tax Act impact reduction of $38.3 million, based on an ROACE of 9.5% and an overall rate of return of 7.57%. The PUC indicated that the ECRC mechanism shall reflect a 98/2% risk-sharing split between ratepayers and Hawaiian Electric, with an annual maximum exposure cap of $2.5 million.
Maui Electric consolidated 2015 and 2018 test year rate cases. In December 2014, Maui Electric submitted its 2015 test year rate case filing, proposing no change to its base rates. In August 2017, the PUC issued an order consolidating the Maui Electric filings for the 2015 and 2018 test year rate cases. In October 2017, Maui Electric filed its 2018 test year rate case application with the PUC for a general rate increase of $30.1 million over revenues at current effective rates (for a 9.3% increase in revenues) based on a 2018 test year and an 8.05% rate of return (which incorporates a ROACE of 10.6% and a capital structure that includes a 56.9% common equity capitalization) on a $473 million rate base. Subsequently, in accordance with a PUC order, on February 26, 2018, Maui Electric filed revised schedules to reflect the following adjustments resulting from the Tax Act in its 2018 test year revenue requirement: (1) $8.1 million income tax expense reduction; (2) $0.5 million annual amortization credit for excess accumulated deferred income tax balances (ADIT); and (3) $7.1 million increase in rate base resulting from the decrease in ADIT for bonus depreciation loss and CIAC taxability.
Maui Electric and the Consumer Advocate filed a stipulated settlement letter and the Parties’ joint statement of probable entitlement on June 15, 2018 and July 6, 2018, respectively. The stipulated settlement resolved all issues between the parties,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

except for the narrow issue of whether the ROACE should be reduced from 9.75% by up to 25 basis points based solely on the impact of decoupling, considering current circumstances and relevant precedents. The parties agreed that the ROACE issue shall be addressed based on the information contained in the record without the need for an evidentiary hearing, and further agreed to the use of a 9.50% ROACE for the limited purpose of determining the revenue requirement for the interim order. The joint statement of probable entitlement reflects a general rate increase of $6.4 million over revenues at current effective rates (for a 1.95% increase in revenues) based on 7.43% rate of return (which incorporates a ROACE of 9.5% and a capital structure that includes a 57% common equity capitalization) on a $465 million rate base. The general rate increase would be $12.5 million over revenues at current effective rates with the depreciation rates approved in the depreciation proceeding. In the decision and order issued on July 30, 2018 in the depreciation proceeding, the PUC ordered that the effective date of the approved depreciation rates shall coincide with the effective date of interim or final rates in each of the Utilities’ subsequent general rate case proceedings, beginning with Maui Electric’s 2018 test year rate case. The PUC may consider the Parties’ joint statement of probable entitlement in issuing its interim order. The interim D&O is scheduled for August 13, 2018.
Hawaii Electric Light 2016 test year rate case. In September 2016, Hawaii Electric Light filed an application with the PUC for a general rate increase.
In August 2017, the PUC issued an order granting an interim rate increase of $9.9 million based on the Stipulated Settlement Letter of Hawaii Electric Light and the Consumer Advocate filed on July 11, 2017 and an ROACE of 9.5% and subject to refund with interest, if it exceeds amounts allowed in a final order. The interim rate increase was implemented on August 31, 2017. On May 1, 2018, Hawaii Electric Light implemented an interim rate reduction of $9.9 million which was primarily to incorporate the effects of the Tax Act.
On June 29, 2018, the PUC issued its Final D&O, approving the rates implemented in the interim rate reduction.
Tax Cuts and Jobs Act impact on utility rates. The Utilities began tracking the impact of the Tax Cuts and Jobs Act of 2017 (Tax Act) as of January 1, 2018. Each Utility accrued regulatory liabilities for estimated tax savings from January 1 to the date incorporated in rates. Hawaiian Electric’s rates for the 2017 test year reflected the Tax Act reductions effective April 13, 2018. Hawaii Electric Light’s rates for the 2016 test year reflect the Tax Act reductions effective May 1, 2018. Adjustments to Maui Electric’s current rates for the Tax Act are incorporated in the annual Revenue Balancing Account adjustment which became effective on June 1, 2018. See discussion in “Decoupling” section above.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended June 30, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$431,699	89,548	86,938	—	(59)	$608,126
Expenses
Fuel oil	120,007	19,432	32,278	—	—	171,717
Purchased power	121,812	24,664	14,262	—	—	160,738
Other operation and maintenance	76,845	19,015	16,782	—	—	112,642
Depreciation	34,391	10,038	5,932	—	—	50,361
Taxes, other than income taxes	40,951	8,408	8,165	—	—	57,524
Total expenses	394,006	81,557	77,419	—	—	552,982
Operating income	37,693	7,991	9,519	—	(59)	55,144
Allowance for equity funds used during construction	2,588	124	271	—	—	2,983
Equity in earnings of subsidiaries	9,080	—	—	—	(9,080)	—
Retirement defined benefits expense—other than service costs	(554)	(105)	(329)	—	—	(988)
Interest expense and other charges, net	(12,930)	(2,922)	(2,367)	—	59	(18,160)
Allowance for borrowed funds used during construction	1,150	77	138	—	—	1,365
Income before income taxes	37,027	5,165	7,232	—	(9,080)	40,344
Income taxes	5,588	1,269	1,819	—	—	8,676
Net income	31,439	3,896	5,413	—	(9,080)	31,668
Preferred stock dividends of subsidiaries	—	133	96	—	—	229
Net income attributable to Hawaiian Electric	31,439	3,763	5,317	—	(9,080)	31,439
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$31,169	3,763	5,317	—	(9,080)	$31,169

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended June 30, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$31,169	3,763	5,317	—	(9,080)	$31,169
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	4,853	734	649	—	(1,383)	4,853
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(4,827)	(733)	(649)	—	1,382	(4,827)
Other comprehensive income, net of taxes	26	1	—	—	(1)	26
Comprehensive income attributable to common shareholder	$31,195	3,764	5,317	—	(9,081)	$31,195

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended June 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$394,414	81,710	80,765	—	(14)	$556,875
Expenses
Fuel oil	99,814	14,475	26,970	—	—	141,259
Purchased power	116,458	23,482	13,127	—	—	153,067
Other operation and maintenance	69,659	17,643	17,637	—	—	104,939
Depreciation	32,723	9,686	5,747	—	—	48,156
Taxes, other than income taxes	37,619	7,702	7,651	—	—	52,972
Total expenses	356,273	72,988	71,132	—	—	500,393
Operating income	38,141	8,722	9,633	—	(14)	56,482
Allowance for equity funds used during construction	2,659	134	234	—	—	3,027
Equity in earnings of subsidiaries	7,936	—	—	—	(7,936)	—
Retirement defined benefits expense—other than service costs	(1,302)	85	(218)	—	—	(1,435)
Interest expense and other charges, net	(12,562)	(2,996)	(2,670)	—	14	(18,214)
Allowance for borrowed funds used during construction	988	55	100	—	—	1,143
Income before income taxes	35,860	6,000	7,079	—	(7,936)	41,003
Income taxes	9,946	2,235	2,679	—	—	14,860
Net income	25,914	3,765	4,400	—	(7,936)	26,143
Preferred stock dividends of subsidiaries	—	133	96	—	—	229
Net income attributable to Hawaiian Electric	25,914	3,632	4,304	—	(7,936)	25,914
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$25,644	3,632	4,304	—	(7,936)	$25,644

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended June 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$25,644	3,632	4,304	—	(7,936)	$25,644
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	3,621	449	344	—	(793)	3,621
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(3,581)	(448)	(343)	—	791	(3,581)
Other comprehensive income, net of taxes	40	1	1	—	(2)	40
Comprehensive income attributable to common shareholder	$25,684	3,633	4,305	—	(7,938)	$25,684

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Six months ended June 30, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$832,879	177,481	168,294	—	(101)	$1,178,553
Expenses
Fuel oil	234,505	37,919	66,261	—	—	338,685
Purchased power	229,182	48,498	22,968	—	—	300,648
Other operation and maintenance	149,785	35,113	35,354	—	—	220,252
Depreciation	68,830	20,093	11,904	—	—	100,827
Taxes, other than income taxes	79,118	16,620	15,890	—	—	111,628
Total expenses	761,420	158,243	152,377	—	—	1,072,040
Operating income	71,459	19,238	15,917	—	(101)	106,513
Allowance for equity funds used during construction	5,475	235	567	—	—	6,277
Equity in earnings of subsidiaries	18,405	—	—	—	(18,405)	—
Retirement defined benefits expense—other than service costs	(1,616)	(208)	(428)	—	—	(2,252)
Interest expense and other charges, net	(25,425)	(5,829)	(4,701)	—	101	(35,854)
Allowance for borrowed funds used during construction	2,388	141	280	—	—	2,809
Income before income taxes	70,686	13,577	11,635	—	(18,405)	77,493
Income taxes	11,502	3,446	2,903	—	—	17,851
Net income	59,184	10,131	8,732	—	(18,405)	59,642
Preferred stock dividends of subsidiaries	—	267	191	—	—	458
Net income attributable to Hawaiian Electric	59,184	9,864	8,541	—	(18,405)	59,184
Preferred stock dividends of Hawaiian Electric	540	—	—	—	—	540
Net income for common stock	$58,644	9,864	8,541	—	(18,405)	$58,644

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Six months ended June 30, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$58,644	9,864	8,541	—	(18,405)	$58,644
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	9,506	1,409	1,211	—	(2,620)	9,506
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(9,449)	(1,408)	(1,211)	—	2,619	(9,449)
Other comprehensive income, net of taxes	57	1	—	—	(1)	57
Comprehensive income attributable to common shareholder	$58,701	9,865	8,541	—	(18,406)	$58,701

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Six months ended June 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$757,257	160,692	157,558	—	(21)	$1,075,486
Expenses
Fuel oil	197,815	31,732	55,982	—	—	285,529
Purchased power	216,605	42,071	21,515	—	—	280,191
Other operation and maintenance	135,652	33,242	34,862	—	—	203,756
Depreciation	65,445	19,371	11,556	—	—	96,372
Taxes, other than income taxes	72,659	15,152	14,984	—	—	102,795
Total expenses	688,176	141,568	138,899	—	—	968,643
Operating income	69,081	19,124	18,659	—	(21)	106,843
Allowance for equity funds used during construction	4,715	249	462	—	—	5,426
Equity in earnings of subsidiaries	16,539	—	—	—	(16,539)	—
Retirement defined benefits expense—other than service costs	(2,587)	168	(439)	—	—	(2,858)
Interest expense and other charges, net	(24,619)	(6,000)	(5,120)	—	21	(35,718)
Allowance for borrowed funds used during construction	1,737	100	195	—	—	2,032
Income before income taxes	64,866	13,641	13,757	—	(16,539)	75,725
Income taxes	17,217	5,158	5,243	—	—	27,618
Net income	47,649	8,483	8,514	—	(16,539)	48,107
Preferred stock dividends of subsidiaries	—	267	191	—	—	458
Net income attributable to Hawaiian Electric	47,649	8,216	8,323	—	(16,539)	47,649
Preferred stock dividends of Hawaiian Electric	540	—	—	—	—	540
Net income for common stock	$47,109	8,216	8,323	—	(16,539)	$47,109

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Six months ended June 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$47,109	8,216	8,323	—	(16,539)	$47,109
Other comprehensive income (loss), net of taxes:
Derivatives qualifying as cash flow hedges:
Reclassification adjustment to net income, net of taxes	454	—	—	—	—	454
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	7,239	952	810	—	(1,762)	7,239
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(7,194)	(951)	(810)	—	1,761	(7,194)
Other comprehensive income, net of taxes	499	1	—	—	(1)	499
Comprehensive income attributable to common shareholder	$47,608	8,217	8,323	—	(16,540)	$47,608

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
June 30, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$44,023	5,876	3,015	—	—	$52,914
Plant and equipment	4,363,195	1,217,147	1,072,640	—	—	6,652,982
Less accumulated depreciation	(1,491,505)	(536,210)	(506,713)	—	—	(2,534,428)
Construction in progress	127,343	10,154	28,111	—	—	165,608
Utility property, plant and equipment, net	3,043,056	696,967	597,053	—	—	4,337,076
Nonutility property, plant and equipment, less accumulated depreciation	5,934	115	1,532	—	—	7,581
Total property, plant and equipment, net	3,048,990	697,082	598,585	—	—	4,344,657
Investment in wholly owned subsidiaries, at equity	561,764	—	—	—	(561,764)	—
Current assets
Cash and cash equivalents	13,922	4,516	2,321	101	—	20,860
Advances to affiliates	5,600	1,000	—	—	(6,600)	—
Customer accounts receivable, net	109,285	24,005	23,970	—	—	157,260
Accrued unbilled revenues, net	80,239	15,243	15,357	—	—	110,839
Other accounts receivable, net	10,657	2,561	1,124	—	(7,446)	6,896
Fuel oil stock, at average cost	74,485	12,632	19,899	—	—	107,016
Materials and supplies, at average cost	31,077	8,600	18,264	—	—	57,941
Prepayments and other	21,482	6,329	2,943	—	(1,514)	29,240
Regulatory assets	88,581	6,353	8,632	—	—	103,566
Total current assets	435,328	81,239	92,510	101	(15,560)	593,618
Other long-term assets
Regulatory assets	538,925	118,000	99,919	—	—	756,844
Other	71,486	19,378	17,731	—	—	108,595
Total other long-term assets	610,411	137,378	117,650	—	—	865,439
Total assets	$4,656,493	915,699	808,745	101	(577,324)	$5,803,714
Capitalization and liabilities
Capitalization
Common stock equity	$1,852,324	288,865	272,798	101	(561,764)	$1,852,324
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	999,915	217,699	200,860	—	—	1,418,474
Total capitalization	2,874,532	513,564	478,658	101	(561,764)	3,305,091
Current liabilities
Current portion of long-term debt	29,990	10,996	8,997	—	—	49,983
Short-term borrowings from non-affiliates	91,880	—	—	—	—	91,880
Short-term borrowings from affiliate	1,000	—	5,600	—	(6,600)	—
Accounts payable	115,806	17,405	20,548	—	—	153,759
Interest and preferred dividends payable	15,743	4,203	2,752	—	(14)	22,684
Taxes accrued	120,513	27,353	25,711	—	(1,514)	172,063
Regulatory liabilities	2,751	2,499	4,537	—	—	9,787
Other	42,449	10,223	13,963	—	(7,432)	59,203
Total current liabilities	420,132	72,679	82,108	—	(15,560)	559,359
Deferred credits and other liabilities
Deferred income taxes	277,599	54,505	56,771	—	—	388,875
Regulatory liabilities	627,369	173,305	94,755	—	—	895,429
Unamortized tax credits	60,893	16,463	15,442	—	—	92,798
Defined benefit pension and other postretirement benefit plans liability	330,356	64,175	63,422	—	—	457,953
Other	65,612	21,008	17,589	—	—	104,209
Total deferred credits and other liabilities	1,361,829	329,456	247,979	—	—	1,939,264
Total capitalization and liabilities	$4,656,493	915,699	808,745	101	(577,324)	$5,803,714

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Six months ended June 30, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2017	$1,845,283	286,647	270,265	101	(557,013)	$1,845,283
Net income for common stock	58,644	9,864	8,541	—	(18,405)	58,644
Other comprehensive income, net of taxes	57	1	—	—	(1)	57
Common stock dividends	(51,652)	(7,644)	(6,010)	—	13,654	(51,652)
Common stock issuance expenses	(8)	(3)	2	—	1	(8)
Balance, June 30, 2018	$1,852,324	288,865	272,798	101	(561,764)	$1,852,324

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Six months ended June 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2016	$1,799,787	291,291	259,554	101	(550,946)	$1,799,787
Net income for common stock	47,109	8,216	8,323	—	(16,539)	47,109
Other comprehensive income, net of taxes	499	1	—	—	(1)	499
Common stock dividends	(43,884)	(7,748)	(5,973)	—	13,721	(43,884)
Common stock issuance expenses	(5)	—	(1)	—	1	(5)
Balance, June 30, 2017	$1,803,506	291,760	261,903	101	(553,764)	$1,803,506

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$59,184	10,131	8,732	—	(18,405)	$59,642
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(18,455)	—	—	—	18,405	(50)
Common stock dividends received from subsidiaries	13,679	—	—	—	(13,654)	25
Depreciation of property, plant and equipment	68,830	20,093	11,904	—	—	100,827
Other amortization	9,200	2,976	845	—	—	13,021
Deferred income taxes	(6,708)	(2,429)	794	—	—	(8,343)
Allowance for equity funds used during construction	(5,475)	(235)	(567)	—	—	(6,277)
Other	1,469	(322)	(169)	—	—	978
Changes in assets and liabilities:
Increase in accounts receivable	(25,673)	(2,387)	(5,763)	—	(245)	(34,068)
Decrease (increase) in accrued unbilled revenues	(3,063)	697	(1,419)	—	—	(3,785)
Increase in fuel oil stock	(9,513)	(3,934)	(6,696)	—	—	(20,143)
Increase in materials and supplies	(2,752)	(559)	(233)	—	—	(3,544)
Increase in regulatory assets	(14,728)	(1,974)	(2,898)	—	—	(19,600)
Increase in accounts payable	13,093	3,096	2,095	—	—	18,284
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(15,343)	(9,952)	(5,165)	—	(601)	(31,061)
Decrease in defined benefit pension and other postretirement benefit plans liability	(1,117)	(380)	(464)	—	—	(1,961)
Change in other assets and liabilities	1,116	3,173	1,357	—	245	5,891
Net cash provided by operating activities	63,744	17,994	2,353	—	(14,255)	69,836
Cash flows from investing activities
Capital expenditures	(156,600)	(26,667)	(29,953)	—	—	(213,220)
Contributions in aid of construction	9,680	2,243	1,650	—	—	13,573
Other	2,241	884	575	—	601	4,301
Advances (to) from affiliates	(5,600)	(1,000)	12,000	—	(5,400)	—
Net cash used in investing activities	(150,279)	(24,540)	(15,728)	—	(4,799)	(195,346)
Cash flows from financing activities
Common stock dividends	(51,652)	(7,644)	(6,010)	—	13,654	(51,652)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(540)	(267)	(191)	—	—	(998)
Proceeds from issuance of long-term debt	75,000	15,000	10,000	—	—	100,000
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	75,881	—	5,600	—	5,400	86,881
Other	(291)	(52)	(35)	—	—	(378)
Net cash provided by financing activities	98,398	7,037	9,364	—	19,054	133,853
Net increase (decrease) in cash and cash equivalents	11,863	491	(4,011)	—	—	8,343
Cash and cash equivalents, beginning of period	2,059	4,025	6,332	101	—	12,517
Cash and cash equivalents, end of period	$13,922	4,516	2,321	101	—	$20,860

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$47,649	8,483	8,514	—	(16,539)	$48,107
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(16,589)	—	—	—	16,539	(50)
Common stock dividends received from subsidiaries	13,771	—	—	—	(13,721)	50
Depreciation of property, plant and equipment	65,445	19,371	11,556	—	—	96,372
Other amortization	1,875	905	1,482	—	—	4,262
Deferred income taxes	15,060	3,590	4,988	—	(39)	23,599
Allowance for equity funds used during construction	(4,715)	(249)	(462)	—	—	(5,426)
Other	1,089	699	(173)	—	—	1,615
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(5,100)	1,182	(1,067)	—	3,256	(1,729)
Increase in accrued unbilled revenues	(8,819)	(602)	(2,482)	—	—	(11,903)
Decrease (increase) in fuel oil stock	(4,250)	94	(1,806)	—	—	(5,962)
Increase in materials and supplies	(788)	(1,472)	(1,160)	—	—	(3,420)
Decrease (increase) in regulatory assets	11,378	(1,575)	(1,624)	—	—	8,179
Increase in accounts payable	33,121	970	5,625	—	—	39,716
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(29,430)	(6,290)	(4,725)	—	(465)	(40,910)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	355	26	(79)	—	—	302
Change in other assets and liabilities	(12,727)	129	1,807	—	(3,256)	(14,047)
Net cash provided by operating activities	107,325	25,261	20,394	—	(14,225)	138,755
Cash flows from investing activities
Capital expenditures	(146,721)	(22,423)	(21,015)	—	—	(190,159)
Contributions in aid of construction	14,078	1,870	1,623	—	—	17,571
Other	4,820	619	307	—	504	6,250
Advances (to) from affiliates	—	(600)	9,000	—	(8,400)	—
Net cash used in investing activities	(127,823)	(20,534)	(10,085)	—	(7,896)	(166,338)
Cash flows from financing activities
Common stock dividends	(43,884)	(7,748)	(5,973)	—	13,721	(43,884)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(540)	(267)	(191)	—	—	(998)
Proceeds from issuance of special purpose revenue bonds	162,000	28,000	75,000	—	—	265,000
Funds transferred for redemption of special purpose revenue bonds	(162,000)	(28,000)	(75,000)	—	—	(265,000)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	35,590	—	—	—	8,400	43,990
Other	(2,068)	(357)	(804)	—	—	(3,229)
Net cash used in financing activities	(10,902)	(8,372)	(6,968)	—	22,121	(4,121)
Net increase (decrease) in cash and cash equivalents	(31,400)	(3,645)	3,341	—	—	(31,704)
Cash and cash equivalents, beginning of period	61,388	10,749	2,048	101	—	74,286
Cash and cash equivalents, end of period	$29,988	7,104	5,389	101	—	$42,582

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 4 · Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income Data

	Three months ended June 30		Six months ended June 30
(in thousands)	2018	2017	2018	2017
Interest and dividend income
Interest and fees on loans	$54,633	$52,317	$107,433	$103,059
Interest and dividends on investment securities	8,628	6,763	17,830	13,743
Total interest and dividend income	63,261	59,080	125,263	116,802
Interest expense
Interest on deposit liabilities	3,284	2,311	6,241	4,414
Interest on other borrowings	393	824	889	1,640
Total interest expense	3,677	3,135	7,130	6,054
Net interest income	59,584	55,945	118,133	110,748
Provision for loan losses	2,763	2,834	6,304	6,741
Net interest income after provision for loan losses	56,821	53,111	111,829	104,007
Noninterest income
Fees from other financial services	4,744	5,810	9,398	11,420
Fee income on deposit liabilities	5,138	5,565	10,327	10,993
Fee income on other financial products	1,675	1,971	3,329	3,837
Bank-owned life insurance	1,133	1,925	2,004	2,908
Mortgage banking income	617	587	1,230	1,376
Other income, net	536	391	972	849
Total noninterest income	13,843	16,249	27,260	31,383
Noninterest expense
Compensation and employee benefits	23,655	24,541	48,095	47,583
Occupancy	4,194	4,185	8,474	8,339
Data processing	3,540	3,207	7,004	6,487
Services	3,028	2,766	6,075	5,126
Equipment	1,874	1,771	3,602	3,519
Office supplies, printing and postage	1,491	1,527	2,998	3,062
Marketing	1,085	839	1,730	1,356
FDIC insurance	727	822	1,440	1,550
Other expense	4,556	4,906	8,657	9,412
Total noninterest expense	44,150	44,564	88,075	86,434
Income before income taxes	26,514	24,796	51,014	48,956
Income taxes	5,953	8,063	11,493	16,410
Net income	$20,561	$16,733	$39,521	$32,546

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Reconciliation to amounts per HEI Condensed Consolidated Statements of Income*:

	Three months ended June 30		Six months ended June 30
(in thousands)	2018	2017	2018	2017
Interest and dividend income	63,261	59,080	$125,263	$116,802
Noninterest income	13,843	16,249	27,260	31,383
*Revenues-Bank	77,104	75,329	152,523	148,185
Total interest expense	3,677	3,135	7,130	6,054
Provision for loan losses	2,763	2,834	6,304	6,741
Noninterest expense	44,150	44,564	88,075	86,434
Less: Retirement defined benefits expense—other than service costs	(403)	(201)	(790)	(396)
*Expenses-Bank	50,187	50,332	100,719	98,833
*Operating income-Bank	26,917	24,997	51,804	49,352
Add back: Retirement defined benefits expense—other than service costs	403	201	790	396
Income before income taxes	$26,514	$24,796	$51,014	$48,956

American Savings Bank, F.S.B.
Statements of Comprehensive Income Data

	Three months ended June 30		Six months ended June 30
(in thousands)	2018	2017	2018	2017
Net income	$20,561	$16,733	$39,521	$32,546
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of tax benefits (taxes) of $1,592, $(1,334), $6,459 and $(1,482), respectively	(4,348)	2,021	(17,645)	2,244
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $133, $133, $827 and $537, respectively	366	202	1,588	814
Other comprehensive income (loss), net of taxes	(3,982)	2,223	(16,057)	3,058
Comprehensive income	$16,579	$18,956	$23,464	$35,604

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	June 30, 2018		December 31, 2017
Assets
Cash and due from banks		$120,189		$140,934
Interest-bearing deposits		109,230		93,165
Investment securities
Available-for-sale, at fair value		1,409,528		1,401,198
Held-to-maturity, at amortized cost (fair value of $61,444 and $44,412, respectively)		62,630		44,515
Stock in Federal Home Loan Bank, at cost		10,158		9,706
Loans held for investment		4,774,744		4,670,768
Allowance for loan losses		(52,803)		(53,637)
Net loans		4,721,941		4,617,131
Loans held for sale, at lower of cost or fair value		5,248		11,250
Other		462,469		398,570
Goodwill		82,190		82,190
Total assets		$6,983,583		$6,798,659
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$1,812,348		$1,760,233
Deposit liabilities—interest-bearing		4,303,761		4,130,364
Other borrowings		126,930		190,859
Other		131,063		110,356
Total liabilities		6,374,102		6,191,812
Commitments and contingencies
Common stock		1		1
Additional paid in capital		346,188		345,018
Retained earnings		310,298		292,957
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(32,596)		$(14,951)
Retirement benefit plans	(14,410)	(47,006)	(16,178)	(31,129)
Total shareholder’s equity		609,481		606,847
Total liabilities and shareholder’s equity		$6,983,583		$6,798,659

Other assets
Bank-owned life insurance		$150,797		$148,775
Premises and equipment, net		186,620		136,270
Prepaid expenses		4,993		3,961
Accrued interest receivable		19,597		18,724
Mortgage-servicing rights		8,509		8,639
Low-income housing equity investments		63,033		59,016
Real estate acquired in settlement of loans, net		—		133
Other		28,920		23,052
		$462,469		$398,570
Other liabilities
Accrued expenses		$63,734		$39,312
Federal and state income taxes payable		1,200		3,736
Cashier’s checks		28,236		27,000
Advance payments by borrowers		10,415		10,245
Other		27,478		30,063
		$131,063		$110,356

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of $77 million and $50 million, respectively, as of June 30, 2018 and $141 million and $50 million, respectively, as of December 31, 2017.
Investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
June 30, 2018
Available-for-sale
U.S. Treasury and federal agency obligations	$179,986	$72	$(4,125)	$175,933	19	$98,578	$(2,018)	9	$67,283	$(2,107)
Mortgage-related securities- FNMA, FHLMC and GNMA	1,218,313	350	(40,831)	1,177,832	81	694,629	(19,345)	83	456,218	(21,486)
Corporate bonds	40,331	23	(18)	40,336	4	23,841	(18)	—	—	—
Mortgage revenue bond	15,427	—	—	15,427	—	—	—	—	—	—
	$1,454,057	$445	$(44,974)	$1,409,528	104	$817,048	$(21,381)	92	$523,501	$(23,593)
Held-to-maturity
Mortgage-related securities- FNMA, FHLMC and GNMA	$62,630	$41	$(1,227)	$61,444	3	$41,138	$(1,227)	—	$—	$—
	$62,630	$41	$(1,227)	$61,444	3	$41,138	$(1,227)	—	$—	$—
December 31, 2017
Available-for-sale
U.S. Treasury and federal agency obligations	$185,891	$438	$(2,031)	$184,298	15	$83,137	$(825)	8	$62,296	$(1,206)
Mortgage-related securities- FNMA, FHLMC and GNMA	1,220,304	793	(19,624)	1,201,473	67	653,635	(6,839)	77	459,912	(12,785)
Mortgage revenue bond	15,427	—	—	15,427	—	—	—	—	—	—
	$1,421,622	$1,231	$(21,655)	$1,401,198	82	$736,772	$(7,664)	85	$522,208	$(13,991)
Held-to-maturity
Mortgage-related securities- FNMA, FHLMC and GNMA	$44,515	$1	$(104)	$44,412	2	$35,744	$(104)	—	$—	$—
	$44,515	$1	$(104)	$44,412	2	$35,744	$(104)	—	$—	$—
ASB does not believe that the investment securities that were in an unrealized loss position at June 30, 2018, represent an other-than-temporary impairment (OTTI). Total gross unrealized losses were primarily attributable to rising interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities. The contractual cash flows of the U.S. Treasury, federal agency obligations and mortgage-related securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. The corporate bonds are all investment grade and rated A- or higher. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB did not recognize OTTI for the quarters and six months ended June 30, 2018 and 2017.
U.S. Treasury, federal agency obligations, corporate, and the mortgage revenue bond have contractual terms to maturity. Mortgage-related securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The contractual maturities of investment securities were as follows:

June 30, 2018	Amortized cost	Fair value
(in thousands)
Available-for-sale
Due in one year or less	$25,005	$24,860
Due after one year through five years	105,425	104,020
Due after five years through ten years	77,526	75,563
Due after ten years	27,788	27,253
	235,744	231,696
Mortgage-related securities-FNMA, FHLMC and GNMA	1,218,313	1,177,832
Total available-for-sale securities	$1,454,057	$1,409,528
Held-to-maturity
Mortgage-related securities-FNMA, FHLMC and GNMA	$62,630	$61,444
Total held-to-maturity securities	$62,630	$61,444
Proceeds from the sale of available-for-sale securities were nil for both the three and six months ended June 30, 2018 and 2017. Gross realized gains and losses were nil for both the three and six months ended June 30, 2018 and 2017.
Loans. The components of loans were summarized as follows:

	June 30, 2018	December 31, 2017
(in thousands)
Real estate:
Residential 1-4 family	$2,099,950	$2,118,047
Commercial real estate	758,835	733,106
Home equity line of credit	938,902	913,052
Residential land	16,032	15,797
Commercial construction	124,421	108,273
Residential construction	14,873	14,910
Total real estate	3,953,013	3,903,185
Commercial	593,596	544,828
Consumer	228,804	223,564
Total loans	4,775,413	4,671,577
Less: Deferred fees and discounts	(669)	(809)
Allowance for loan losses	(52,803)	(53,637)
Total loans, net	$4,721,941	$4,617,131
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Allowance for loan losses.  The allowance for loan losses (balances and changes) and financing receivables were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Unallo-cated	Total
Three months ended June 30, 2018
Allowance for loan losses:
Beginning balance	$2,525	$15,959	$7,982	$674	$4,361	$4	$10,355	$12,035	$—	$53,895
Charge-offs	—	—	(144)	(9)	—	—	(540)	(3,888)	—	(4,581)
Recoveries	14	—	13	46	—	—	280	373	—	726
Provision	400	(661)	(517)	(69)	255	—	66	3,289	—	2,763
Ending balance	$2,939	$15,298	$7,334	$642	$4,616	$4	$10,161	$11,809	$—	$52,803
Three months ended June 30, 2017
Allowance for loan losses:
Beginning balance	$2,781	$16,504	$5,417	$1,479	$7,257	$11	$14,902	$7,646	$—	$55,997
Charge-offs	—	—	—	(92)	—	—	(752)	(2,390)	—	(3,234)
Recoveries	49	—	39	15	—	—	299	357	—	759
Provision	300	2,336	71	(138)	(2,551)	(2)	103	2,715	—	2,834
Ending balance	$3,130	$18,840	$5,527	$1,264	$4,706	$9	$14,552	$8,328	$—	$56,356
Six months ended June 30, 2018
Allowance for loan losses:
Beginning balance	$2,902	$15,796	$7,522	$896	$4,671	$12	$10,851	$10,987	$—	$53,637
Charge-offs	(31)	—	(144)	(17)	—	—	(1,142)	(8,120)	—	(9,454)
Recoveries	68	—	27	51	—	—	1,450	720	—	2,316
Provision	—	(498)	(71)	(288)	(55)	(8)	(998)	8,222	—	6,304
Ending balance	$2,939	$15,298	$7,334	$642	$4,616	$4	$10,161	$11,809	$—	$52,803
June 30, 2018
Ending balance: individually evaluated for impairment	$1,027	$53	$1,161	$7	$—	$—	$597	$3		$2,848
Ending balance: collectively evaluated for impairment	$1,912	$15,245	$6,173	$635	$4,616	$4	$9,564	$11,806	$—	$49,955
Financing Receivables:
Ending balance	$2,099,950	$758,835	$938,902	$16,032	$124,421	$14,873	$593,596	$228,804		$4,775,413
Ending balance: individually evaluated for impairment	$17,605	$993	$13,849	$1,171	$—	$—	$5,874	$91		$39,583
Ending balance: collectively evaluated for impairment	$2,082,345	$757,842	$925,053	$14,861	$124,421	$14,873	$587,722	$228,713		$4,735,830
Six months ended June 30, 2017
Allowance for loan losses:
Beginning balance	$2,873	$16,004	$5,039	$1,738	$6,449	$12	$16,618	$6,800	$—	$55,533
Charge-offs	(6)	—	(14)	(92)	—	—	(2,262)	(5,200)	—	(7,574)
Recoveries	58	—	130	218	—	—	596	654	—	1,656
Provision	205	2,836	372	(600)	(1,743)	(3)	(400)	6,074	—	6,741
Ending balance	$3,130	$18,840	$5,527	$1,264	$4,706	$9	$14,552	$8,328	$—	$56,356
December 31, 2017
Ending balance: individually evaluated for impairment	$1,248	$65	$647	$47	$—	$—	$694	$29		$2,730
Ending balance: collectively evaluated for impairment	$1,654	$15,731	$6,875	$849	$4,671	$12	$10,157	$10,958	$—	$50,907
Financing Receivables:
Ending balance	$2,118,047	$733,106	$913,052	$15,797	$108,273	$14,910	$544,828	$223,564		$4,671,577
Ending balance: individually evaluated for impairment	$18,284	$1,016	$8,188	$1,265	$—	$—	$4,574	$66		$33,393
Ending balance: collectively evaluated for impairment	$2,099,763	$732,090	$904,864	$14,532	$108,273	$14,910	$540,254	$223,498		$4,638,184

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
The credit risk profile by internally assigned grade for loans was as follows:

	June 30, 2018			December 31, 2017
(in thousands)	Commercial real estate	Commercial construction	Commercial	Commercial real estate	Commercial construction	Commercial
Grade:
Pass	$671,592	$99,632	$539,168	$630,877	$83,757	$492,942
Special mention	38,424	22,500	32,711	49,347	22,500	27,997
Substandard	48,819	2,289	21,717	52,882	2,016	23,421
Doubtful	—	—	—	—	—	468
Loss	—	—	—	—	—	—
Total	$758,835	$124,421	$593,596	$733,106	$108,273	$544,828

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
June 30, 2018
Real estate:
Residential 1-4 family	$2,975	$1,348	$4,360	$8,683	$2,091,267	$2,099,950	$—
Commercial real estate	—	725	—	725	758,110	758,835	—
Home equity line of credit	2,075	288	2,545	4,908	933,994	938,902	—
Residential land	741	111	631	1,483	14,549	16,032	—
Commercial construction	—	—	—	—	124,421	124,421	—
Residential construction	—	—	—	—	14,873	14,873	—
Commercial	1,721	491	551	2,763	590,833	593,596	—
Consumer	3,421	2,019	1,579	7,019	221,785	228,804	—
Total loans	$10,933	$4,982	$9,666	$25,581	$4,749,832	$4,775,413	$—
December 31, 2017
Real estate:
Residential 1-4 family	$1,532	$1,715	$5,071	$8,318	$2,109,729	$2,118,047	$—
Commercial real estate	—	—	—	—	733,106	733,106	—
Home equity line of credit	425	114	2,051	2,590	910,462	913,052	—
Residential land	23	—	625	648	15,149	15,797	—
Commercial construction	—	—	—	—	108,273	108,273	—
Residential construction	—	—	—	—	14,910	14,910	—
Commercial	1,825	2,025	730	4,580	540,248	544,828	—
Consumer	3,432	2,159	1,876	7,467	216,097	223,564	—
Total loans	$7,237	$6,013	$10,353	$23,603	$4,647,974	$4,671,577	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The credit risk profile based on nonaccrual loans, accruing loans 90 days or more past due and troubled debt restructuring (TDR) loans was as follows:

(in thousands)	June 30, 2018	December 31, 2017
Real estate:
Residential 1-4 family	$13,121	$12,598
Commercial real estate	—	—
Home equity line of credit	6,051	4,466
Residential land	843	841
Commercial construction	—	—
Residential construction	—	—
Commercial	4,385	3,069
Consumer	2,820	2,617
Total nonaccrual loans	$27,220	$23,591
Real estate:
Residential 1-4 family	$—	$—
Commercial real estate	—	—
Home equity line of credit	—	—
Residential land	—	—
Commercial construction	—	—
Residential construction	—	—
Commercial	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	$—	$—
Real estate:
Residential 1-4 family	$10,777	$10,982
Commercial real estate	993	1,016
Home equity line of credit	10,255	6,584
Residential land	328	425
Commercial construction	—	—
Residential construction	—	—
Commercial	1,716	1,741
Consumer	64	66
Total troubled debt restructured loans not included above	$24,133	$20,814

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

	June 30, 2018			Three months ended June 30, 2018		Six months ended June 30, 2018
(in thousands)	Recorded investment	Unpaid principal balance	Related Allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$8,966	$9,498	$—	$8,900	$50	$8,699	$157
Commercial real estate	—	—	—	—	—	—	—
Home equity line of credit	2,505	2,803	—	2,374	7	2,037	12
Residential land	1,141	1,449	—	1,132	5	1,150	10
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	4,158	5,079	—	3,026	10	2,691	20
Consumer	33	33	—	15	—	11	—
	$16,803	$18,862	$—	$15,447	$72	$14,588	$199
With an allowance recorded
Real estate:
Residential 1-4 family	$8,639	$8,842	$1,027	$8,778	$97	$8,953	$190
Commercial real estate	993	993	53	997	10	1,003	21
Home equity line of credit	11,344	11,414	1,161	10,420	96	9,080	177
Residential land	30	30	7	40	1	58	3
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	1,716	1,716	597	1,738	30	1,848	66
Consumer	58	58	3	58	1	58	2
	$22,780	$23,053	$2,848	$22,031	$235	$21,000	$459
Total
Real estate:
Residential 1-4 family	$17,605	$18,340	$1,027	$17,678	$147	$17,652	$347
Commercial real estate	993	993	53	997	10	1,003	21
Home equity line of credit	13,849	14,217	1,161	12,794	103	11,117	189
Residential land	1,171	1,479	7	1,172	6	1,208	13
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	5,874	6,795	597	4,764	40	4,539	86
Consumer	91	91	3	73	1	69	2
	$39,583	$41,915	$2,848	$37,478	$307	$35,588	$658

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	December 31, 2017			Three months ended June 30, 2017		Six months ended June 30, 2017
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$9,097	$9,644	$—	$9,304	$76	$9,429	$160
Commercial real estate	—	—	—	143	11	182	11
Home equity line of credit	1,496	1,789	—	2,401	51	2,203	65
Residential land	1,143	1,434	—	1,075	8	1,016	34
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	2,328	3,166	—	1,949	2	3,428	8
Consumer	8	8	—	1	—	—	—
	$14,072	$16,041	$—	$14,873	$148	$16,258	$278
With an allowance recorded
Real estate:
Residential 1-4 family	$9,187	$9,390	$1,248	$10,054	$117	$10,051	$236
Commercial real estate	1,016	1,016	65	1,292	14	1,296	28
Home equity line of credit	6,692	6,736	647	4,372	47	4,467	96
Residential land	122	122	47	1,532	24	1,804	61
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	2,246	2,252	694	2,562	68	4,915	469
Consumer	58	58	29	68	1	49	1
	$19,321	$19,574	$2,730	$19,880	$271	$22,582	$891
Total
Real estate:
Residential 1-4 family	$18,284	$19,034	$1,248	$19,358	$193	$19,480	$396
Commercial real estate	1,016	1,016	65	1,435	25	1,478	39
Home equity line of credit	8,188	8,525	647	6,773	98	6,670	161
Residential land	1,265	1,556	47	2,607	32	2,820	95
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	4,574	5,418	694	4,511	70	8,343	477
Consumer	66	66	29	69	1	49	1
	$33,393	$35,615	$2,730	$34,753	$419	$38,840	$1,169

*	Since loan was classified as impaired.
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
Loan modifications that occurred during the second quarters and first six months of 2018 and 2017 and the impact on the allowance for loan losses were as follows:

	Three months ended June 30, 2018				Six months ended June 30, 2018
	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance
(dollars in thousands)		Pre-modification	Post-modification	(as of period end)		Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	—	$—	$—	$—	1	$339	$344	$16
Commercial real estate	—	—	—	—	—	—	—	—
Home equity line of credit	21	3,338	3,338	554	39	5,508	5,512	942
Residential land	—	—	—	—	1	109	109	—
Commercial construction	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Commercial	2	43	43	42	7	2,294	2,294	42
Consumer	—	—	—	—	—	—	—	—
	23	$3,381	$3,381	$596	48	$8,250	$8,259	$1,000

	Three months ended June 30, 2017				Six months ended June 30, 2017
	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance
(dollars in thousands)		Pre-modification	Post-modification	(as of period end)		Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	2	$360	$360	$—	5	$872	$880	$45
Commercial real estate	—	—	—	—	—	—	—	—
Home equity line of credit	5	298	298	59	13	524	510	93
Residential land	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	1	342	342	—
Consumer	—	—	—	—	1	59	59	27
	7	$658	$658	$59	20	$1,797	$1,791	$165

[1]	The reported balances include loans that became TDR during the period, and were fully paid-off, charged-off, or sold prior to period end.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Loans modified in TDRs that experienced a payment default of 90 days or more during the second quarters and first six months of 2018 and 2017, and for which the payment of default occurred within one year of the modification, were as follows:

	Three months ended June 30, 2018		Six months ended June 30, 2018
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate:
Residential 1-4 family	—	$—	—	$—
Commercial real estate	—	—	—	—
Home equity line of credit	1	100	2	181
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	1	291	1	291
Consumer	—	—	—	—
	2	$391	3	$472

	Three months ended June 30, 2017		Six months ended June 30, 2017
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate:
Residential 1-4 family	1	$222	2	$523
Commercial real estate	—	—	—	—
Home equity line of credit	—	—	—	—
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
	1	$222	2	$523
If loans modified in a TDR subsequently default, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled $0.01 million and nil at June 30, 2018 and December 31, 2017.
The Company had $5.0 million and $4.3 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at June 30, 2018 and December 31, 2017, respectively.
Mortgage servicing rights. In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $44.3 million and $39.3 million for the three months ended June 30, 2018 and 2017 and $77.4 million and $79.9 million for the six months ended June 30, 2018 and 2017, respectively, and recognized gains on such sales of $0.6 million for both the three months ended June 30, 2018 and 2017 and $1.2 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively.
There were no repurchased mortgage loans for the three and six months ended June 30, 2018 and 2017. The repurchase reserve was $0.1 million as of June 30, 2018 and 2017.
Mortgage servicing fees, a component of other income, net, were $0.8 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively, and $1.5 million for both the six months ended June 30, 2018 and 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Changes in the carrying value of mortgage servicing rights were as follows:

(in thousands)	Gross carrying amount[1]	Accumulated amortization[1]	Valuation allowance	Net carrying amount
June 30, 2018	$18,238	$(9,729)	$—	$8,509
December 31, 2017	17,511	(8,872)	—	8,639
1 Reflects the impact of loans paid in full.

Changes related to mortgage servicing rights were as follows:

	Three months ended June 30		Six months ended June 30
(in thousands)	2018	2017	2018	2017
Mortgage servicing rights
Beginning balance	$8,541	$9,294	$8,639	$9,373
Amount capitalized	392	362	727	798
Amortization	(424)	(475)	(857)	(990)
Other-than-temporary impairment	—	—	—	—
Carrying amount before valuation allowance	8,509	9,181	8,509	9,181
Valuation allowance for mortgage servicing rights
Beginning balance	—	—	—	—
Provision (recovery)	—	—	—	—
Other-than-temporary impairment	—	—	—	—
Ending balance	—	—	—	—
Net carrying value of mortgage servicing rights	$8,509	$9,181	$8,509	$9,181
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
Key assumptions used in estimating the fair value of ASB’s mortgage servicing rights used in the impairment analysis were as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017
Unpaid principal balance	$1,192,901	$1,195,454
Weighted average note rate	3.96%	3.94%
Weighted average discount rate	10.0%	10.0%
Weighted average prepayment speed	6.8%	9.0%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017
Prepayment rate:
25 basis points adverse rate change	$(344)	$(869)
50 basis points adverse rate change	(797)	(1,828)
Discount rate:
25 basis points adverse rate change	(135)	(111)
50 basis points adverse rate change	(268)	(220)

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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheet	Net amount of liabilities presented in the Balance Sheet
Repurchase agreements
June 30, 2018	$77	$—	$77
December 31, 2017	141	—	141

	Gross amount not offset in the Balance Sheet
(in millions)	Net amount of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral pledged
June 30, 2018
Commercial account holders	$77	$193	$—
Total	$77	$193	$—
December 31, 2017
Commercial account holders	$141	$165	$—
Total	$141	$165	$—
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	June 30, 2018		December 31, 2017
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$21,954	$248	$13,669	$131
Forward commitments	24,911	(62)	14,465	(24)
ASB’s derivative financial instruments, their fair values and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	June 30, 2018		December 31, 2017
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$248	$—	$133	$2
Forward commitments	2	64	4	28
	$250	$64	$137	$30
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statement of Income	Three months ended June 30		Six months ended June 30
(in thousands)		2018	2017	2018	2017
Interest rate lock commitments	Mortgage banking income	$(7)	$(191)	$117	$(295)
Forward commitments	Mortgage banking income	(2)	192	(38)	265
		$(9)	$1	$79	$(30)
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $20.6 million and $15.8 million at June 30, 2018 and December 31, 2017, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. As of June 30, 2018, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 5 · Credit agreements and long-term debt
Credit agreements. HEI and Hawaiian Electric each entered into a separate agreement with a syndicate of eight financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Facilities), effective July 3, 2017, to amend and restate their respective previously existing revolving unsecured credit agreements. The $150 million HEI Facility extended the term of the facility to June 30, 2022. In March 2018, the PUC approved Hawaiian Electric’s request to extend the term of the $200 million Hawaiian Electric Facility to June 30, 2022. As of June 30, 2018 and December 31, 2017, no amounts were outstanding under the Facilities.
The Facilities will be maintained to support each company’s respective short-term commercial paper program, but may be drawn on to meet each company’s respective working capital needs and general corporate purposes.
Changes in long-term debt. On May 30, 2018, the Utilities issued, through a private placement pursuant to separate Note Purchase Agreements (the Note Purchase Agreements), the following unsecured notes bearing taxable interest (the Notes):

	Series 2018A	Series 2018B	Series 2018C
Aggregate principal amount	$67.5 million	$17.5 million	$15 million
Fixed coupon interest rate	4.38%	4.53%	4.72%
Maturity date	May 30, 2028	March 30, 2033	May 30, 2048
Principal amount by company:
Hawaiian Electric	$52 million	$12.5 million	$10.5 million
Hawaii Electric Light	$9 million	$3 million	$3 million
Maui Electric	$6.5 million	$2 million	$1.5 million
The Notes include substantially the same financial covenants and customary conditions as Hawaiian Electric’s credit agreement. Hawaiian Electric is also a party as guarantor under the Note Purchase Agreements entered into by Hawaii Electric Light and Maui Electric. All the proceeds of the Notes were used by Hawaiian Electric, Hawaii Electric Light and Maui Electric to finance their capital expenditures and/or to reimburse funds used for the payment of capital expenditures. The Notes may be prepaid in whole or in part at any time at the prepayment price of the principal amount plus a “Make-Whole Amount,” as defined in the Note Purchase Agreements.
In June 2018, Mauo, LLC, an indirect subsidiary of Pacific Current, LLC, entered into an unsecured $50.5 million construction loan facility in connection with the construction of the solar-plus-storage PPA project. The loan bears interest at LIBOR plus 1.375% and matures in March 2021. As of June 30, 2018, no amounts were outstanding under the facility. The loan is guaranteed by HEI.
Note 6 · Shareholders’ equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI
Balance, December 31, 2017	$(14,951)	$—	$(26,990)	$(41,941)	$—	$(1,219)	$(1,219)
Current period other comprehensive income (loss)	(17,645)	—	1,047	(16,598)	—	57	57
Balance, June 30, 2018	$(32,596)	$—	$(25,943)	$(58,539)	$—	$(1,162)	$(1,162)
Balance, December 31, 2016	$(7,931)	$(454)	$(24,744)	$(33,129)	$(454)	$132	$(322)
Current period other comprehensive income	2,244	454	657	3,355	454	45	499
Balance, June 30, 2017	$(5,687)	$—	$(24,087)	$(29,774)	$—	$177	$177

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI
	Three months ended June 30		Six months ended June 30		Affected line item in the
(in thousands)	2018	2017	2018	2017	Statements of Income / Balance Sheets
HEI consolidated
Derivatives qualifying as cash flow hedges:
Window forward contracts	$—	$—	$—	$454	Property, plant and equipment-electric utilities
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	5,350	3,930	10,496	7,851	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	(4,827)	(3,581)	(9,449)	(7,194)	See Note 8 for additional details
Total reclassifications	$523	$349	$1,047	$1,111
Hawaiian Electric consolidated
Derivatives qualifying as cash flow hedges:
Window forward contracts	$—	$—	$—	$454	Property, plant and equipment
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	4,853	3,621	9,506	7,239	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	(4,827)	(3,581)	(9,449)	(7,194)	See Note 8 for additional details
Total reclassifications	$26	$40	$57	$499
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
Utility fees - Pricing for transaction fees associated with electric service are set and approved by the PUC. Adjustments to the fee schedules are either requested by the Utilities during ratemaking years or during off cycle periods as needed. Such transaction fees include connection fees, late payment fees and other one-time transaction fees. These transaction-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

based fees are recognized at the point in time when the transaction has occurred and the performance obligation satisfied (e.g., connection fees are recognized when an electric connection is completed).
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
Fee income on other financial products - These fees primarily include commission income from the sales of annuity, mutual fund, and life insurance products. In 2017, ASB began offering a fee-based, managed account product in which income is based on a percentage of assets under management. ASB satisfies its performance obligations under the managed account arrangement over time, and consequently, fees for assets under management are recognized over time as the customer simultaneously receives and consumes the benefit of asset management services. Fees recognized to date from the managed account product were minimal.
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
Cost recovery surcharges - For the timely recovery of additional costs incurred, and reconciliation of costs and expenses included in tariffed rates, the Utilities recognize revenues under surcharge mechanisms approved by the PUC. These will be reflected in tariffs in future periods (e.g., ECAC and PPAC).
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Bank-Owned Life Insurance (BOLI) - The recognition of BOLI cash surrender value does not represent a contract with a customer and is accounted for in accordance with Emerging Issues Task Force Issue 06-05, Accounting for Purchases of Life Insurance-Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.
Revenue disaggregation. The following tables disaggregates revenues by major source, timing of revenue recognition, and segment:

	Three months ended June 30, 2018				Six months ended June 30, 2018
	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
(in thousands)
Revenues from contracts with customers
Electric energy sales - residential	$185,217	$—	$—	$185,217	$363,806	$—	$—	$363,806
Electric energy sales - commercial	206,169	—	—	206,169	395,167	—	—	395,167
Electric energy sales - large light and power	214,676	—	—	214,676	406,997	—	—	406,997
Electric energy sales - other	3,217	—	—	3,217	6,480	—	—	6,480
Utility fees	751	—	—	751	1,548	—	—	1,548
Bank fees	—	11,557	—	11,557	—	23,054	—	23,054
Total revenues from contracts with customers	610,030	11,557	—	621,587	1,173,998	23,054	—	1,197,052
Revenues from other sources
Regulatory revenue	(4,643)	—	—	(4,643)	107	—	—	107
Bank interest and dividend income	—	63,261	—	63,261	—	125,263	—	125,263
Other bank noninterest income	—	2,286	—	2,286	—	4,206	—	4,206
Other	2,739	—	47	2,786	4,448	—	75	4,523
Total revenues from other sources	(1,904)	65,547	47	63,690	4,555	129,469	75	134,099
Total revenues	$608,126	$77,104	$47	$685,277	$1,178,553	$152,523	$75	$1,331,151
Timing of revenue recognition
Services/goods transferred at a point in time	$751	$11,557	$—	$12,308	$1,548	$23,054	$—	$24,602
Services/goods transferred over time	609,279	—	—	609,279	1,172,450	—	—	1,172,450
Total revenues from contracts with customers	$610,030	$11,557	$—	$621,587	$1,173,998	$23,054	$—	$1,197,052
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at the beginning or at the end of the six months ended June 30, 2018. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s condensed consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s condensed consolidated balance sheets.
As of June 30, 2018, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For the bank, fees are recognized when a transaction is completed.
Note 8 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first six months of 2018, the Company contributed $32 million ($32 million by the Utilities) to its pension and other postretirement benefit plans, compared to $33 million ($33 million by the Utilities) in the first six months of 2017. The Company’s current estimate of contributions to its pension and other postretirement benefit plans in 2018 is $42 million ($41 million by the Utilities, $1 million by HEI and nil by ASB), compared to $67 million ($66 million by the Utilities, $1 million by HEI and nil by ASB) in 2017. In addition, the Company expects to pay directly $2 million ($1 million by the Utilities) of benefits in 2018, compared to $1 million ($0.5 million by the Utilities) paid in 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The components of NPPC and NPBC for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended June 30				Six months ended June 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
HEI consolidated
Service cost	$17,428	$15,870	$692	$847	$34,541	$32,364	$1,361	$1,687
Interest cost	19,459	20,361	2,030	2,315	38,693	40,577	3,961	4,726
Expected return on plan assets	(27,224)	(25,646)	(3,267)	(3,104)	(54,478)	(51,367)	(6,459)	(6,170)
Amortization of net prior service gain	(11)	(13)	(451)	(448)	(21)	(27)	(903)	(897)
Amortization of net actuarial loss	7,634	6,707	48	199	15,029	13,220	46	565
Net periodic pension/benefit cost (return)	17,286	17,279	(948)	(191)	33,764	34,767	(1,994)	(89)
Impact of PUC D&Os	7,179	(4,867)	1,024	527	9,836	(10,023)	2,095	673
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$24,465	$12,412	$76	$336	$43,600	$24,744	$101	$584
Hawaiian Electric consolidated
Service cost	$17,007	$15,436	$688	$841	$33,680	$31,530	$1,352	$1,676
Interest cost	17,937	18,726	1,955	2,231	35,647	37,315	3,814	4,558
Expected return on plan assets	(25,577)	(23,935)	(3,216)	(3,056)	(51,184)	(47,946)	(6,356)	(6,073)
Amortization of net prior service loss (gain)	2	2	(451)	(451)	4	4	(902)	(902)
Amortization of net actuarial loss	6,941	6,190	49	192	13,651	12,196	49	551
Net periodic pension/benefit cost (return)	16,310	16,419	(975)	(243)	31,798	33,099	(2,043)	(190)
Impact of PUC D&Os	7,179	(4,867)	1,024	527	9,836	(10,023)	2,095	673
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$23,489	$11,552	$49	$284	$41,634	$23,076	$52	$483
HEI consolidated recorded retirement benefits expense of $27 million ($25 million by the Utilities) and $17 million ($15 million by the Utilities) in the first six months of 2018 and 2017, respectively, and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first six months of 2018 and 2017, the Company’s expenses for its defined contribution pension plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $3.2 million and $3.3 million, respectively, and cash contributions were $4.8 million and $4.0 million, respectively. For the first six months of 2018 and 2017, the Utilities’ expenses for its defined contribution pension plan under the HEIRSP were $1.1 million and $1.0 million, respectively, and cash contributions were $1.1 million and $1.0 million, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

As of June 30, 2018, approximately 3.2 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 0.6 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of June 30, 2018, there were 46,607 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2018	2017	2018	2017
HEI consolidated
Share-based compensation expense [1]	$2.8	$2.2	$4.4	$3.3
Income tax benefit	0.5	0.8	0.7	1.2
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.9	0.7	1.5	1.1
Income tax benefit	0.2	0.3	0.3	0.4

[1]	For the three and six months ended June 30, 2018 and 2017, the Company has not capitalized any share-based compensation.

Stock awards. HEI granted HEI common stock to nonemployee directors of HEI, Hawaiian Electric and ASB under the 2011 Director Plan as follows:

	Three months ended June 30		Six months ended June 30
(dollars in millions)	2018	2017	2018	2017
Shares granted	37,747	35,000	38,821	35,770
Fair value	$1.3	$1.1	$1.3	$1.2
Income tax benefit	0.3	0.4	0.3	0.5
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI Common Stock on the grant date.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended June 30				Six months ended June 30
	2018		2017		2018		2017
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	208,088	$32.97	236,036	$31.42	197,047	$31.53	220,683	$29.57
Granted	3,159	33.78	896	33.06	92,064	34.09	97,873	33.47
Vested	(448)	31.94	(7,370)	29.17	(75,683)	30.56	(88,994)	28.88
Forfeited	(9,943)	32.05	(23,079)	31.50	(12,572)	32.27	(23,079)	31.50
Outstanding, end of period	200,856	$33.03	206,483	$31.50	200,856	$33.03	206,483	$31.50
Total weighted-average grant-date fair value of shares granted (in millions)	$0.1		$—		$3.1		$3.3

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the first six months of 2018 and 2017, total restricted stock units and related dividends that vested had a fair value of $2.7 million and $3.3 million, respectively, and the related tax benefits were $0.4 million and $1.2 million, respectively.
As of June 30, 2018, there was $5.4 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.8 years.
Long-term incentive plan payable in stock.  The 2017-2019 and 2018-2020 long-term incentive plans (LTIP) provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals, including a market condition goal. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended June 30				Six months ended June 30
	2018		2017		2018		2017
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	66,791	$38.84	36,971	$39.51	32,904	$39.51	83,106	$22.95
Granted	1,315	38.20	233	39.51	36,941	38.21	37,204	39.51
Vested (issued or unissued and cancelled)	—	—	—	—	—	—	(83,106)	22.95
Forfeited	(1,929)	38.85	(3,434)	39.51	(3,668)	38.84	(3,434)	39.51
Outstanding, end of period	66,177	$38.82	33,770	$39.51	66,177	$38.82	33,770	$39.51
Total weighted-average grant-date fair value of shares granted (in millions)	$0.1		$—		$1.4		$1.5

(1)	Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
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
As of June 30, 2018, there was $1.7 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 2.0 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended June 30				Six months ended June 30
	2018		2017		2018		2017
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	267,167	$33.80	147,888	$33.48	131,616	$33.47	109,816	$25.18
Granted	5,257	33.52	930	32.58	147,766	34.08	148,818	33.47
Vested	—	—	—	—	—	—	(109,816)	25.18
Forfeited	(7,717)	33.80	(13,740)	33.48	(14,675)	33.80	(13,740)	33.48
Outstanding, end of period	264,707	$33.79	135,078	$33.47	264,707	$33.79	135,078	$33.47
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$0.2		$—		$5.0		$5.0

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the six months ended June 30, 2017, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $4.2 million and the related tax benefits were $1.6 million.
As of June 30, 2018, there was $6.0 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 2.0 years.
Note 10 · Income taxes
Staff Accounting Bulletin No. 118 (SAB No. 118). On December 22, 2017, the SEC staff issued SAB No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In 2017, the Company calculated its best estimate, primarily related to the bonus depreciation rule changes, in accordance with its understanding of the law and available guidance. As of June 30, 2018, there were no adjustments made to provisional tax impacts previously recognized in the Company’s and Utilities financial statements. The provisional impacts will be updated as additional information is received as a result of changes in the Company and Utilities interpretations and assumptions, the issuance of Internal Revenue Service and Joint Committee on Taxation guidance, and actions the Company and Utilities may take as a result of the Tax Act. The provisional tax impacts will be finalized by the end of 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 11 · Cash flows

Six months ended June 30	2018	2017
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates	$45	$46
Income taxes paid (including refundable credits)	36	21
Hawaiian Electric consolidated
Interest paid to non-affiliates	32	36
Income taxes paid (including refundable credits)	35	8
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	5	2
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	42	38
Loans transferred from held for investment to held for sale (investing)	1	9
Common stock issued (gross) for director and executive/management compensation (financing)[1]	4	11
Obligations to fund low income housing investments (investing)	6	—
Transfer of retail repurchase agreements to deposit liabilities (financing)	102	—
Unsettled trades to purchase investment securities (investing)	10	—
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	5	2
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	28	36
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

		Estimated fair value
	Carrying or notional amount	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2018
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,409,528	$—	$1,394,101	$15,427	$1,409,528
Held-to-maturity investment securities	62,630	—	61,444	—	61,444
Stock in Federal Home Loan Bank	10,158	—	10,158	—	10,158
Loans, net	4,727,189	—	5,250	4,774,079	4,779,329
Mortgage servicing rights	8,509	—	—	13,423	13,423
Derivative assets	24,537	—	250	—	250
Financial liabilities
HEI consolidated
Deposit liabilities[1]	757,265	—	745,295	—	745,295
Short-term borrowings—other than bank	202,857	—	202,857	—	202,857
Other bank borrowings	126,930	—	126,904	—	126,904
Long-term debt, net—other than bank	1,783,009	—	1,816,310	—	1,816,310
Derivative liabilities	25,445	56	114	—	170
Hawaiian Electric consolidated
Short-term borrowings	91,880	—	91,880	—	91,880
Long-term debt, net	1,468,457	—	1,511,103	—	1,511,103
Derivative liabilities-window forward contracts	3,117	—	106	—	106
December 31, 2017
Financial assets
HEI consolidated
Available-for-sale investment securities	1,401,198	—	1,385,771	15,427	1,401,198
Held-to-maturity investment securities	44,515	—	44,412	—	44,412
Stock in Federal Home Loan Bank	9,706	—	9,706	—	9,706
Loans, net	4,628,381	—	11,254	4,770,497	4,781,751
Mortgage servicing rights	8,639	—	—	12,052	12,052
Derivative assets	17,812	—	393	—	393
Hawaiian Electric consolidated
Derivative assets-window forward contracts	3,240	—	256	—	256
Financial liabilities
HEI consolidated
Deposit liabilities[1]	5,890,597	—	5,884,071	—	5,884,071
Short-term borrowings—other than bank	117,945	—	117,945	—	117,945
Other bank borrowings	190,859	—	190,829	—	190,829
Long-term debt, net—other than bank	1,683,797	—	1,813,295	—	1,813,295
Derivative liabilities	13,562	20	10	—	30
Hawaiian Electric consolidated
Short-term borrowings	4,999	—	4,999	—	4,999
Long-term debt, net	1,368,479	—	1,497,079	—	1,497,079
1  Deposit liabilities as of December 31, 2017 include noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, for which the carrying amount represents a reasonable estimate of fair value, as such liabilities have no stated maturity. The fair value of such financial liabilities are not included as of June 30, 2018 as a result of the Company’s adoption of ASU No. 2016-01.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2018			December 31, 2017
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$1,177,832	$—	$—	$1,201,473	$—
U.S. Treasury and federal agency obligations	—	175,933	—	—	184,298	—
Corporate bonds	—	40,336	—	—	—	—
Mortgage revenue bond	—	—	15,427	—	—	15,427
	$—	$1,394,101	$15,427	$—	$1,385,771	$15,427
Derivative assets
Interest rate lock commitments (bank segment) [1]	$—	$248	$—	$—	$133	$—
Forward commitments (bank segment) [1]	—	2	—	—	4	—
Window forward contracts (electric utility segment)[2]	—	—	—	—	256	—
	$—	$250	$—	$—	$393	$—
Derivative liabilities
Interest rate lock commitments (bank segment) [1]	$—	$—	$—	$—	$2	$—
Forward commitments (bank segment) [1]	56	8	—	20	8	—
Window forward contracts (electric utility segment)[2]	—	106	—	—	—	—
	$56	$114	$—	$20	$10	$—
1  Derivatives are carried at fair value with changes in value reflected in the balance sheet in other assets or other liabilities and included in mortgage banking income.
2 Derivatives are included in regulatory assets and/or liabilities in the balance sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2018.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Three months ended June 30		Six months ended June 30
Mortgage revenue bond	2018	2017	2018	2017
(in thousands)
Beginning balance	$15,427	$15,427	$15,427	$15,427
Principal payments received	—	—	—	—
Purchases	—	—	—	—
Unrealized gain (loss) included in other comprehensive income	—	—	—	—
Ending balance	$15,427	$15,427	$15,427	$15,427
ASB holds one mortgage revenue bond issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of June 30, 2018, the weighted average discount rate was 3.40% which was derived by incorporating a credit spread over the one month LIBOR rate. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

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

		Fair value measurements
(in thousands)	Balance	Level 1	Level 2	Level 3
June 30, 2018
Loans	$232	$—	$—	$232
December 31, 2017
Loans	2,621	—	—	2,621
For six months ended June 30, 2018 and 2017, there were no adjustments to fair value for ASB’s loans held for sale.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value (1)
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
June 30, 2018
Residential loans	$232	Fair value of collateral	Appraised value less 7% selling cost	62-69%	68%
Total loans	$232

December 31, 2017
Residential loans	$613	Fair value of collateral	Appraised value less 7% selling cost	71-92%	84%
Commercial loans	2,008	Fair value of collateral	Appraised value	71-76%	75%
Total loans	$2,621
(1) Represent percent of outstanding principal balance.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2017 Form 10-K and should be read in conjunction with such discussion and the 2017 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2017 Form 10-K, as well as the quarterly (as of and for the three and six months ended June 30, 2018) condensed consolidated financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
RESULTS OF OPERATIONS

(in thousands, except per	Three months ended June 30%
share amounts)	2018	2017	change	Primary reason(s)*
Revenues	$685,277	$632,281	8	Increases for the electric utility and bank segments
Operating income	78,799	77,802	1	Increase for the bank segment and lower operating losses for the “other” segment, partly offset by slight decrease for the electric utility segment
Net income for common stock	46,054	38,661	19	Higher net income at the electric utility and bank segments, partly offset by higher net losses at the “other” segment. See below for effective tax rate explanation.
Basic earnings per common share	$0.42	$0.36	17	Higher net income
Weighted-average number of common shares outstanding	108,842	108,750	—	Issuances of shares under compensation and director stock plans.

(in thousands, except per	Six months ended June 30%
share amounts)	2018	2017	change	Primary reason(s)*
Revenues	$1,331,151	$1,223,843	9	Increases for the electric utility and bank segments
Operating income	150,688	147,540	2	Increase for the bank segment and lower operating losses for the “other” segment, partly offset by slight decrease for the electric utility segment
Net income for common stock	86,301	72,854	18	Higher net income at the electric utility and bank segments, partly offset by higher net losses at the “other” segment. See below for effective tax rate explanation.
Basic earnings per common share	$0.79	$0.67	18	Higher net income
Weighted-average number of common shares outstanding	108,830	108,712	—	Issuances of shares under compensation and director stock plans.

*	Also, see segment discussions which follow.
The Company’s effective tax rates (combined federal and state income tax rates) for the second quarters of 2018 and 2017 were 22% and 34%, respectively. The Company’s effective tax rates for the first six months of 2018 and 2017 were 23% and 34%, respectively. The effective tax rates were lower for the three and six months ended June 30, 2018 compared to the same periods in 2017 due primarily to the provision in the Tax Act that lowered the federal income tax rate from 35% to 21%. The lower tax rate was partially offset by lower excess tax benefits associated with share-based awards in the first six months of 2018 as compared to the same period of 2017 and other Tax Act changes (the non-deductibility of excess executive compensation and various fringe benefit costs and loss of the domestic production activities deduction). Note that although the Utilities’ effective income tax rate decreased, the net benefits of the Tax Act, including the lower effective tax rate, are being returned to customers through rates.
HEI’s consolidated ROACE was 8.6% for the twelve months ended June 30, 2018 and 12.1% for the twelve months ended June 30, 2017. The lower ROACE for the twelve months ended June 30, 2018 compared to the twelve months ended June 30,

2017 was primarily due to the merger termination fee received in July 2016 when HEI’s planned merger with NextEra Energy was terminated.
Dividends.  The payout ratios for the first six months of 2018 and full year 2017 were 78% and 82%, respectively. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company and current and expected future economic conditions.
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
Through the first half of 2018, Hawaii’s tourism industry, a significant driver of Hawaii’s economy, continued to grow in both visitor spending and arrivals. Visitor expenditures increased 10.8% and arrivals increased 8.2% compared to the same period in 2017. Looking ahead, the Hawaii Tourism Authority expects scheduled nonstop seats to Hawaii to increase as the year progresses, driven primarily by an increase in seats from West Coast, East Coast and Asia.
Hawaii’s unemployment rate remained steady at 2.1% for June 2018, which was lower than the 2.4% rate for the same period a year ago and lower than the national unemployment rate of 4.0%. It is also the lowest unemployment rate in the nation.
Hawaii real estate activity, as indicated by the home resale market, experienced a decline in median sales prices for single family homes and growth in median sales prices for condominiums so far in 2018. Median sales prices for single family residential homes on Oahu through June 2018 were higher by 3.9% and for condominiums were higher by 6.5%, over the same time period in 2017. The number of closed sales for single family residential homes was down by 1.6% and for condominiums was up 1.3% through June of 2018 compared to same time period of 2017.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. Although the price of crude oil fluctuates month to month, the general trend has been an increasing one over the last 2.5 years.
At its June 2018 meeting, the Federal Open Market Committee (FOMC) decided to raise the target range for the federal funds rate from “1.75% to 2%” in view of realized and expected labor market conditions and inflation. The FOMC will continue to assess economic conditions relative to its objectives of maximum employment and 2% inflation in determining the size and timing of future adjustments to the target range.
Hawaii’s economic expansion continues with strong visitor arrivals and spending. The construction industry is more volatile, with expected slowing as major projects in the resort, retail and multifamily residential sectors are scheduled for completion in the next few years. Record low unemployment rates are likely to support stronger gains in income. Potential risks include infrastructure constraints, tight labor markets and high housing costs creating inflationary pressures, uncertainty in the national economic outlook due to potential trade wars and natural disasters.
“Other” segment.

	Three months ended June 30		Six months ended June 30
(in thousands)	2018	2017	2018	2017	Primary reason(s)
Revenues	$47	$77	$75	$172
Operating loss	(3,262)	(3,677)	(7,629)	(8,655)
Second quarter and first six months of 2018 includes $1.3 million and $2.3 million, respectively, of operating income from Pacific Current, LLC[1]. Second quarter and first six months of 2018 corporate expense was slightly higher than same periods in 2017.

Net loss	(5,676)	(3,716)	(11,864)	(6,801)
Second quarter and first six months of 2018 includes higher interest expense (due to higher interest rates and balances at corporate and new debt at Pacific Current, LLC related to Hamakua Energy’s acquisition of a power plant) and lower tax benefits on expenses as a result of tax reform in second quarter and first six months of 2018 as compared to the same periods in 2017.

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
Acquisition of a Solar + Storage Power Purchase Agreement (PPA). On February 2, 2018, Mauo executed definitive agreements to acquire a solar-plus-storage PPA for a multi-site, commercial-scale project that will provide 8.6 MW of solar capacity and 42.3 MWH of storage capacity on the islands of Maui and Oahu. The PPA has a 15-year term with an option for the customer to extend for an additional five years. The system will be constructed by a third-party contractor under an Engineering, Procurement and Construction (EPC) contract that was contemporaneously negotiated and executed by Mauo. The EPC contract provides a fixed price for the construction of the system, a project completion schedule and performance obligations designed to match the requirements of the PPA. Mauo plans to fund the construction of the project with a construction loan facility that will be repaid at the commercial operation date (ultimately with cash from investment tax credits, state renewable tax credits and non-recourse project debt). The facilities are expected to be operational in 2019.

FINANCIAL CONDITION
Liquidity and capital resources.  As a result of the Tax Cut and Jobs Act, utility property is no longer eligible for bonus depreciation, but further guidance is required in order to finally determine the timing of the application of the new law. However, note that recent clarification in the tax law indicates that certain assets with longer construction periods that were placed in service after the effective date may be grandfathered and qualify for the old 50% bonus depreciation if subject to binding contracts entered into before such effective date. The Utilities are currently evaluating its larger projects placed into service after September 27, 2017 for applicability. Nevertheless, the initial cash requirement for future utility capital projects will generally increase because of the loss of the immediate tax benefit from bonus depreciation. The Company believes that its ability to generate cash, both internally from electric utility and banking operations and externally from issuances of equity and debt securities, commercial paper and bank borrowings, is adequate to maintain sufficient liquidity to fund its contractual obligations and commercial commitments, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other cash requirements for the foreseeable future.
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	June 30, 2018		December 31, 2017
Short-term borrowings—other than bank	$203	5%	$118	3%
Long-term debt, net—other than bank	1,783	43	1,684	43
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,103	51	2,097	53
	$4,123	100%	$3,933	100%
HEI’s commercial paper borrowings and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Six months ended June 30, 2018	June 30, 2018	December 31, 2017
Commercial paper	$49	$61	$63
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility		150	150

Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s external short-term borrowings during the first six months of 2018 was $68 million.
HEI has a $150 million line of credit facility with no amounts outstanding at June 30, 2018. See Note 5 of the Condensed Consolidated Financial Statements.

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
For the first six months of 2018, net cash provided by operating activities of HEI consolidated was $108 million. Net cash used by investing activities for the same period was $391 million, primarily due to Hawaiian Electric’s consolidated capital expenditures and ASB’s net increase in loans held for investment and purchases of investment securities, partly offset by ASB’s receipt of repayments from investment securities and Hawaiian Electric’s receipt of contributions in aid of construction. Net cash provided by financing activities during this period was $276 million as a result of several factors, including increases in short-term borrowings and ASB’s deposit liabilities, proceeds from other bank borrowings and long-term debt and net increases in ASB’s retail purchase agreements, partly offset by the payment of common stock dividends and repayments of other bank borrowings. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition—Liquidity and capital resources” sections below.) During the first six months of 2018, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $52 million and $22 million, respectively.
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

Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.
Electric utility
RESULTS OF OPERATIONS

Three months ended June 30		Increase
2018	2017	(decrease)		(dollars in millions, except per barrel amounts)
$608	$557	$51		Revenues. Net increase largely due to:
			$27	higher fuel oil prices[1]
			19	higher purchased power energy costs[2]
			12	higher RAM revenue
			10	higher rate relief
			8	higher KWH generated
			(3)	lower PPAC revenues
			(8)	lower KWH purchased
			(13)	Tax reform adjustment
172	141	31		Fuel oil expense. Increase due to higher fuel oil prices and higher KWH generated
161	153	8		Purchased power expense. Increase due to higher fuel oil prices
			18	higher purchased power energy price
			(1)	lower AES Hawaii capacity charges
			(1)	lower PGV capacity charges
			(7)	lower KWH purchased
113	105	8		Operation and maintenance expenses. Net increase due to:
			7	reset of pension costs as part of rate case interim decisions
			1	Big Island lava eruption response costs
			1	higher vegetation management costs
			(2)	higher overhaul costs related to Waiau and Kahe plants in 2017
108	101	7		Other expenses. Increase due to higher revenue taxes from higher revenue, coupled with higher depreciation expense for plant investments in 2017
55	56	(1)		Operating income. Decrease due to higher operation and maintenance and other expenses offset by higher revenue
31	26	5		Net income for common stock. Increase due to higher RAM and rate relief, offset by higher expenses

2,128	2,150	(22)		Kilowatthour sales (millions)[3]
$81.84	$69.86	$11.98		Average fuel oil cost per barrel[1]

Six months ended June 30		Increase
2018	2017	(decrease)		(dollars in millions, except per barrel amounts)
$1,179	$1,075	$104		Revenues. Net increase largely due to:
			$61	higher fuel oil prices[1]
			28	higher RAM revenues
			23	higher purchased power energy costs[2]
			17	higher rate relief
			(3)	lower KWH generated
			(21)	Tax reform adjustment
339	286	53		Fuel oil expense. Increase due to higher fuel oil prices, partially offset by lower KWH generated
301	280	21		Purchased power expense. Increase due to higher fuel oil prices
			21	higher purchased power energy price
			2	higher AES Hawaii capacity charges
			(3)	lower KWH purchased
220	204	16		Operation and maintenance expenses. Net increase due to:
			10	reset of pension costs as part of rate case interim decisions
			2	write-off of smart grid costs
			1	higher ERP costs related to outside consultants
			1	one-time rent expense adjustment for existing substation land
			1	Big Island lava eruption response costs
			1	higher vegetation management costs
212	199	13		Other expenses. Increase due to higher revenue taxes from higher revenue, coupled with higher depreciation expense for plant investments in 2017
107	107	—		Operating income. Higher revenue from RAM and rate relief offset by higher operation and maintenance and other expenses
59	47	12		Net income for common stock. Increase due to higher RAM and rate relief, offset by higher expenses

4,140	4,188	(48)		Kilowatthour sales (millions)[3]
$81.26	$67.78	$13.48		Average fuel oil cost per barrel[1]
462,547	460,858	1,689		Customer accounts (end of period)

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

The Utilities’ effective tax rates for the second quarters of 2018 and 2017 were 22% and 36%, respectively. The Utilities’ effective tax rates for the first six months of 2018 and 2017 were 23% and 36%, respectively. The effective tax rates were lower in the three and six months ended June 30, 2018 compared to the same periods in 2017 due primarily to the provision in the Tax Act that lowered the federal income tax rate from 35% to 21%. The lower tax rate was partially offset by other Tax Act changes (the non-deductibility of excess executive compensation and various fringe benefit costs). Although the Utilities’ effective income tax rate decreased, the net benefits of the Tax Act, including the lower effective tax rate, are being returned to customers through rates.
Hawaiian Electric’s consolidated ROACE was 7.2% for the twelve months ended June 30, 2018, and 7.2% for the twelve months ended June 30, 2017.

The Utilities’ consolidated KWH sales have declined each year since 2007. Based on expectations of additional customer renewable self-generation and energy-efficiency installations, the Utilities’ full year 2018 KWH sales are expected to be below the 2017 level. However, due to the decoupling model implemented in 2011, revenues are not tied to KWH sales and include annual rate adjustments to revenues. See “Decoupling” in the “Regulatory proceedings” section of Note 3 of the condensed consolidated financial statements for additional information.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of June 30, 2018 amounted to $4 billion, of which approximately 30% related to generation PPE, 61% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 10% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission. See “Adequacy of supply” below.
See “Economic conditions” in the “HEI Consolidated” section above.
Executive overview and strategy.  The Utilities provide electricity on all the principal islands in the state, other than Kauai, and operate five separate grids. The Utilities’ mission is to provide innovative energy leadership for Hawaii, to meet the needs and expectations of customers and communities, and to empower them with affordable, reliable and clean energy. The goal is to create a modern, flexible and dynamic electric grid that enables an optimal mix of distributed energy resources (such as private rooftop solar), demand response and grid-scale resources to achieve the statutory goal of 100% renewable energy by 2045.
Transition to renewable energy.  The Utilities are committed to partnering with the State of Hawaii in achieving its Renewable Portfolio Standard goal of 100% renewable energy by 2045. Hawaii’s RPS law requires electric utilities to meet an RPS of 15%, 30%, 40%, 70% and 100% by December 31, 2015, 2020, 2030, 2040 and 2045, respectively. The Utilities have been successful in adding significant amounts of renewable energy resources to their electric systems and exceeded the 2015 RPS goal. The Utilities' RPS for 2017 was about 27% and on its way to achieving the 2020 RPS goal of 30%. (See "Developments in renewable energy efforts” below).
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
On July 14, 2017, the PUC accepted the Utilities’ PSIP December 2016 Update Report and closed the proceeding. In its order, the PUC provided guidance regarding the implementation of the Utilities’ near-term action plan and future planning activities, and required the Utilities to file a report that details an updated resource planning approach and schedule.
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
The Utilities filed their DR Portfolio Plan in July 2014 and an updated Plan in February 2017. In July 2015, the PUC issued an order appointing a special adviser to guide, monitor and review the Utilities’ Plan design and implementation. In December 2015, the Utilities filed an application with the PUC for approval of their proposed DR Portfolio Tariff Structure, Reporting Schedule and Cost Recovery of Program Costs. On January 25, 2018, the PUC approved the Utilities’ revised DR Portfolio tariff structure. The PUC supported the approach of working with aggregators to implement the DR portfolio, and ordered the Utilities to complete contracting by June 2018 and initiate first implementation by the third quarter of 2018. The Companies have selected the aggregators and commenced negotiations in July 2018 with a target to meet the goal of initiating implementation by the third quarter of 2018.
In October 2017, the PUC approved the Utilities request made in December 2015 to defer and recover certain computer software and software development costs for a DR Management System in an amount not to exceed $3.9 million, exclusive of AFUDC, through the Renewable Energy Infrastructure Program Surcharge. The Utilities completed the first milestone of Blueprinting and will move onto the realization phase in the third quarter of 2018. The Utilities are still on schedule for the DR Management System to be in service by first quarter of 2019.
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
In February 2018, the PUC issued an order which approved, with certain modifications, new tariffs proposed by the Utilities, which will implement the Smart Export and Controllable Customer Grid Supply programs in manners consistent with the PUC’s October 2017 D&O, and approved, with certain modifications, revisions to existing tariffs also proposed by the Utilities. The February 2018 order denied the Utilities’ proposal to allow NEM customers to add non-export energy storage systems, but on June 29, 2018, the PUC issued an order which approved, with certain modifications, the Utilities’ revised proposal to allow NEM customers to add non-export energy storage systems.
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
The PUC indicated that the overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater DER and renewable energy integration. On June 30, 2017, the Utilities filed an initial draft of the Grid Modernization Strategy describing how new technology will help triple private rooftop solar and make use of rapidly evolving products including storage and advanced inverters. The cost of the first segment of the modernization is estimated at about $205 million over six years. The Utilities filed their final Grid Modernization Strategy on August 29, 2017. On February 7, 2018, the PUC issued an order setting forth next steps and directives for the Utilities to implement the Grid Modernization Strategy. The Utilities have begun work to implement the Grid Modernization Strategy by issuing solicitations for advanced meters, a meter data management system, and a communications network. Also, the Utilities have filed their first application with the PUC on June 21, 2018, for the first implementation phase. Additional applications will be filed later to implement subsequent phases of the strategy.
Community-Based Renewable Energy. On October 1, 2015, the Utilities filed a proposed CBRE program and tariff with the PUC that would allow customers who cannot, or chose not to, take advantage of private rooftop solar to receive the benefits of renewable energy to help offset their monthly electric bills and support clean energy for Hawaii. In December 2017, the PUC adopted a CBRE program framework, the Utilities provided comments and filed relevant materials for review and on June 29, 2018, the PUC issued an order approving the Utilities’ tariffs. The tariffs became effective on July 11, 2018 for each island and phase 1 of the CBRE program commenced.
The first phase will total 8 MW of solar PV only with one credit rate for each island. The Utilities' role will be limited to administrative only during the first phase. The second phase will commence after review of the first full year of the first phase. The second phase is contemplated to be a larger capacity and include multiple credit rates (e.g., time of day) and various technologies. The Utilities will have the opportunity to develop self-build projects; however 50% of utility capacity will be reserved for low to moderate income customers.
Microgrid services tariff proceeding. On July 10, 2018, the PUC issued an order instituting a proceeding to investigate establishment of a microgrid services tariff, pursuant to Act 200 (July 10, 2018 Act). The PUC will issue subsequent order(s) establishing a statement of issues to be addressed in the order, and issue a procedural schedule to govern this proceeding, after the deadline for the filing of motions to intervene or participate.
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

Regulated returns. Actual and PUC-allowed (as of June 30, 2018) returns were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended June 30, 2018	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	6.32	6.92	5.96	7.21	7.51	6.78	7.65	8.18	6.96
PUC-allowed returns	7.57	7.80	7.34	9.50	9.50	9.00	9.50	9.50	9.00
Difference	(1.25)	(0.88)	(1.38)	(2.29)	(1.99)	(2.22)	(1.85)	(1.32)	(2.04)
*      Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**    Recorded net income divided by average common equity.
***  ROACE adjusted to remove items not included by the PUC in establishing rates, such as incentive compensation.
The gap between PUC-allowed ROACEs and the ROACEs actually achieved is primarily due to: the consistent exclusion of certain expenses from rates (for example, incentive compensation and charitable contributions), the recognition of annual RAM revenues on June 1 annually rather than on January 1, the low RBA interest rate (currently a short-term debt rate rather than the actual cost of capital), O&M increases and return on capital additions since the last rate case in excess of indexed escalations, and the portion of the pension regulatory asset not earning a return due to pension contributions and pension costs in excess of the pension amount in rates. In 2017, the utility ROACEs actually achieved reflect negative impacts of the Tax Act on deferred tax assets.
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
The effects of the Tax Act on Utilities’ regulated operations accrued to the benefit of customers from the effective date of January 1, 2018. Generally, the lower corporate income tax rate lowers the Utilities’ revenue requirements through lower income tax expense and through the amortization of a regulatory liability for excess accumulated deferred income taxes (ADIT) resulting from the recording of ADIT in prior years at the higher income tax rate. The revenues collected in the first and a portion of the second quarters reflected income taxes at the old 35% rate and consequently, the Utilities reduced revenues to the extent the income taxes collected in 2018 revenue exceeded the taxes accrued at the new 21% rate. This reduction was recorded to a regulatory liability and electric rates have been adjusted in the second quarter to initiate the pass back of the 2018 excess to customers over various amortization periods. In addition, rates have been adjusted to begin passing back the excess ADIT that was accumulated as of December 31, 2017. The Tax Act also excludes essentially all of the Utilities’ plant from qualifying for bonus depreciation, which will partially offset the aforementioned impacts by lowering ADIT and thereby increasing rate base and the associated revenue requirement for new plant going forward.

Test year (dollars in millions)	Date (filed/ implemented)	Amount	% over rates in effect	ROACE (%)	RORB (%)	Rate base	Common equity %	Stipulated agreement reached with Consumer Advocate
Hawaiian Electric
2017 [1]
Request	12/16/16	$106.4	6.9	10.60	8.28	$2,002	57.36	Yes
Interim increase	2/16/18	36.0	2.3	9.50	7.57	1,980	57.10
Interim increase with Tax Act	4/13/18	(0.6)	—	9.50	7.57	1,993	57.10
Final increase		(0.6)	—	9.50	7.57	1,993	57.10
Hawaii Electric Light
2016 [2]
Request	9/19/16	$19.3	6.5	10.60	8.44	$479	57.12	Yes
Interim increase	8/31/17	9.9	3.4	9.50	7.80	482	56.69
Interim increase with Tax Act	5/1/18	1.5	0.5	9.50	7.80	481	56.69
Final increase		—	—	9.50	7.80	481	56.69
Maui Electric
2018
Request	10/12/17	$30.1	9.3	10.60	8.05	$473	56.94	Yes
Joint Statement of Probable
Entitlement (which will be
superceded by any PUC interim D&O)
At old depreciation rates	7/6/18	6.4	1.95	9.50	7.43	465	57.02
At new depreciation rates	7/6/18	12.5	3.82	9.50	7.43	462	57.02

Note:  The “Request date” reflects the application filing date for the rate proceeding. The “Interim increase” date reflects the effective date of the revised schedules and tariffs as a result of the PUC-approved increase.

1
On June 22, 2018, the PUC issued a final decision and order approving the final increase amounts in the table above for Hawaiian Electric. The effective date of this final increase is subject to PUC-approval of Hawaiian Electric’s revised rate schedules and tariffs.

2 On June 29, 2018, the PUC issued a final decision and order approving the final increase amounts in the table above for Hawaii Electric Light. The effective date of this final increase is subject to PUC-approval of Hawaii Electric Light’s revised rate schedules and tariffs.
See “Most recent rate proceedings” in Note 3 of the Condensed Consolidated Financial Statements.
Performance-based regulation.  See “Performance incentive mechanisms” and “Performance-based regulation proceeding” in Note 3 of the Condensed Consolidated Financial Statements.
Depreciation docket.  In December 2016, the Utilities filed an application with the PUC for approval of changes in the depreciation and amortization rates and amortization period for CIAC, based on a 2015 Book Depreciation Study. In July 2018, the PUC approved the stipulated agreement between the Utilities and the Consumer Advocate, which among other things:

•	Authorized the use of consolidated depreciation and amortization rates rather than separate depreciation and amortization rates for the three utilities

•	Established revised depreciation and amortization rates for the three utilities

•
Approved the implementation of the new depreciation and amortization rates and other changes to coincide with the effective date of the interim or final base rates approved in the subsequent rate case for each utility, beginning with Maui Electric’s ongoing 2018 test year

Developments in renewable energy efforts.  Developments in the Utilities’ efforts to further their renewable energy strategy include renewable energy projects discussed in Note 3 of the Condensed Consolidated Financial Statements and the following:
New renewable PPAs.

•
In July 2015, Maui Electric signed two PPAs, with Kuia Solar and South Maui Renewable Resources (which subsequently assigned its PPA to SSA Solar of HI 2, LLC and SSA Solar of HI 3, LLC, respectively), each for a 2.87-MW solar facility. In February 2016, the PUC approved both PPAs, subject to certain conditions and modifications. The guaranteed commercial operations date for the facilities was December 31, 2016, however both projects experienced delays. South Maui Renewable Resources reached commercial operations on May 5, 2018, and Kuia Solar is now expected to be in commercial operations by the end of the third quarter of 2018.

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

In February 2018, NRG and GIP III Zephyr Acquisition Partners, a subsidiary of Global Infrastructure Partners (GIP), entered into an agreement where GIP has agreed to purchase substantially all of NRG’s renewable platform, including NRG’s renewable operations, maintenance and development businesses.  Kawailoa Solar, LLC, Lanikuhana Solar, LLC, and Waipio PV, LLC, along with NRG Renew LLC, are included in the sale transaction.  NRG Renew has confirmed that this transaction will not in any way affect the completion or success of the three PV Projects.

•
In July 2018, the PUC approved the Maui Electric’s PPA with Molokai New Energy Partners to purchase solar energy from a PV plus battery storage project. The 4.9 MW project will deliver no more than 2.64 MW at any time to the Molokai system and is expected to be in service by end of 2019.

Tariffed renewable resources.

•
As of June 30, 2018, there were approximately 449 MW, 91 MW and 101 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement (SIA), NEM, Customer Grid Supply, Customer Self Supply, Grid Supply Plus and Smart Export. As of June 30, 2018, an estimated 28% of single family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 17% of the Utilities' total customers have solar systems.

•
The Utilities began accepting energy from feed-in tariff projects in 2011. As of June 30, 2018, there were 31 MW, 3 MW and 5 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

Biofuel sources.

•
In September 2015, the PUC approved Hawaiian Electric’s 2-year biodiesel supply contract with Pacific Biodiesel Technologies, LLC (PBT) to supply 2 million to 3 million gallons of biodiesel at Campbell Industrial Park combustion turbine No. 1 (CIP CT-1) and the Honolulu International Airport Emergency Power Facility beginning in November 2015. The PBT contract is set to expire on November 2, 2018. PBT also has a spot buy contract with Hawaiian Electric to purchase additional quantities of biodiesel at or below the price of diesel. Some purchases of “at parity” biodiesel have been made under the spot purchase contract, which was recently extended through June 2019. REG Marketing & Logistics Group, LLC has a contingency supply contract with Hawaiian Electric to also supply biodiesel to CIP CT-1 in the event PBT is not able to supply necessary quantities. This contingency contract has been extended to November 2019, and will continue with no volume purchase requirements.

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

•
In response to requests filed by the Utilities, on October 6, 2017, the PUC opened a docket to receive filings, review approval requests, and resolve disputes, if necessary, related to the Utilities' plan to proceed with a competitive bidding process for dispatchable firm renewable generation and variable renewable generation. On October 23, 2017, the Utilities filed draft requests for proposals for 220 MW of renewable generation on Oahu (Oahu Variable RFP), 50 MW of renewable generation on Hawaii Island (Hawaii Variable RFP), and 100 MW of renewable generation on Maui, including 40 MW of firm renewable generation, comprising the Maui Variable RFP and Maui Firm RFP (all resources to be in service by the end of 2022). With this filing, the Utilities also filed proposed model power purchase agreements and timelines for each proposed procurement. In January 2018, the PUC issued an order appointing Independent Observers for the RFPs and directed the Utilities to move forward with the three Variable RFPs. On February 20, 2018, the PUC approved, with minor modification, the proposed Variable RFPs and directed the Utilities to issue the RFPs, as modified. On February 27, 2018, the Utilities opened the RFPs to receive proposals, with an April

30, 2018 deadline for such proposals. The Utilities are currently evaluating responses to the RFPs and plan to select a final award group by September 17, 2018 and file PPAs with the selected projects by the end of 2018. The Utilities are currently working with the independent observer for the Maui Firm RFP to update and revise the draft Maui Firm RFP for filing with the PUC for approval.

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
In accordance with its planning criteria, Hawaiian Electric deactivated two fossil fuel generating units from active service at its Honolulu Power Plant in January 2014. Hawaiian Electric acquired new firm capacity of 8 MW with the commissioning of the State of Hawaii Department of Transportation’s emergency power facility in June 2017. Hawaiian Electric is continuing negotiations with firm capacity IPPs on Oahu. On August 31, 2017, Hawaiian Electric and Kalaeloa entered into an agreement that neither party will give written notice of termination of the Kalaeloa PPA prior to October 31, 2018. The PPA with AES Hawaii is scheduled to expire in 2022. On June 7, 2018, Hawaiian Electric’s Schofield Generating Station was placed into service, providing approximately 50 MW of additional generating capability on Oahu.
Hawaii Electric Light. In January 2018, Hawaii Electric Light filed its 2018 AOS letter, which indicated that Hawaii Electric Light’s generation capacity through 2020 is sufficient to meet reasonably expected demands for service and provide for reasonable reserves for emergencies. Hawaii Electric Light is anticipating the addition of the firm dispatchable Hu Honua facility to be online by the end of 2018. Since May 2018, the Puna Geothermal Venture facility has been offline due to the ongoing lava flow on Hawaii Island. Hawaii Electric Light expects to have sufficient generation capacity despite the shutdown of Puna Geothermal Venture.
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
In May 2016, Maui Electric requested that the PUC open a new docket for Maui Electric’s competitive bidding process for additional firm capacity resources. In October 2017, Maui Electric filed a draft RFP and supporting documents as requested by the PUC. In January 2018, the PUC issued an order appointing an Independent Observer of the RFP process that reports to the PUC for Maui Firm RFP. However, the PUC stated Maui Electric should focus on its variable RFP and noted that it would provide further guidance on the Firm RFP.
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
Potential impact of lava flows. In May 2018, a lava eruption occurred within the Leilani Estates subdivision, located along the lower East Rift Zone of Kilauea Volcano in the Puna district on the island of Hawaii. Since the time of the initial event, over 20 fissures have erupted lava and gas in the area covering approximately 12.8 square miles or 8,000 acres of land.  Approximately 3,000 of the 86,000 Hawaii Electric Light customers reside in that area and over 1,000 customers have evacuated their homes, some permanently. The lava flow is currently concentrated to fissure #8, located within Leilani Estates, which is active and feeding a perched lava channel leading northeastward from the vent toward the Kapoho region. The flow has damaged some of Hawaii Electric Light’s property in the affected area and has also resulted in the shutdown of independent power producer PGV’s facilities. PGV has retained all of its employees despite the current shutdown and will evaluate the future availability of that plant. Hawaii Electric Light continues to serve the load of Hawaii Island without capacity from PGV, and the Utilities expect to meet its 2020 RPS goals without the return of PGV to service. Although the lava eruption continues and is unpredictable, the financial impact to Hawaii Electric Light to date has not been material.
PUC Commissioner.  Jennifer Potter began her term as PUC Commissioner, effective July 1, 2018, replacing outgoing commissioner Lorraine Akiba, whose term expired on June 30, 2018. Ms. Potter was an assistant specialist at Hawaii Natural Energy Institute, and previously worked at Lawrence Berkley National Lab as a senior scientific engineering associate, as well as at the Sacramento Municipal Utility District in various positions.
FINANCIAL CONDITION
Liquidity and capital resources.  As a result of the Tax Cut and Jobs Act, utility property is no longer eligible for bonus depreciation, but further guidance is required in order to finally determine the timing of the application of the new law. However, note that recent clarification in the tax law indicates that certain assets with longer construction periods that were placed in service after the effective date may be grandfathered and qualify for the old 50% bonus depreciation if subject to binding contracts entered into before such effective date. The Utilities are currently evaluating its larger projects placed into service after September 27, 2017 for applicability. Nevertheless, the initial cash requirement for future capital projects will generally increase because of the loss of the immediate tax benefit from bonus depreciation. Management believes that Hawaiian Electric’s ability, and that of its subsidiaries, to generate cash, both internally from operations and externally from issuances of equity and debt securities and commercial paper and draws on lines of credit, is adequate to maintain sufficient liquidity to fund their respective capital expenditures, investments, debt repayments, retirement benefit plan contributions and other cash requirements in the foreseeable future.
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	June 30, 2018		December 31, 2017
Short-term borrowings	$92	3%	$5	—%
Long-term debt, net	1,468	42	1,369	42
Preferred stock	34	1	34	1
Common stock equity	1,852	54	1,845	57
	$3,446	100%	$3,253	100%

Information about Hawaiian Electric’s short-term borrowings (other than from Hawaii Electric Light and Maui Electric) and Hawaiian Electric’s line of credit facility were as follows:

	Average balance	Balance
(in millions)	Six months ended June 30, 2018	June 30, 2018	December 31, 2017
Short-term borrowings [1]
Commercial paper	$88	$92	$5
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facility	—	200	200

1   The maximum amount of external short-term borrowings by Hawaiian Electric during the first six months of 2018 was $157 million. As of June 30, 2018, Hawaiian Electric had short-term borrowings from Hawaii Electric Light of $1 million and Maui Electric had short-term borrowings from Hawaiian Electric of $5.6 million.
Hawaiian Electric has a $200 million line of credit facility with no amounts outstanding at June 30, 2018. See Note 5 of the Condensed Consolidated Financial Statements.
Upon PUC approval received in April 2018 (April 2018 Approval), on May 30, 2018, Hawaiian Electric, Hawaii Electric Light and Maui Electric issued through a private placement, $75 million, $15 million and $10 million, respectively, of unsecured senior notes bearing taxable interest. The April 2018 Approval also authorized the use of the expedited approval procedure to request for the remaining additional taxable debt to be issued during 2019 through 2021, with certain conditions, for up to $205 million and $15 million for Hawaiian Electric and Hawaii Electric Light, respectively. Maui Electric does not have authorization to issue additional taxable debt beyond 2018. See Note 5 of the Condensed Consolidated Financial Statements.
On July 12, 2018, the Utilities requested PUC approval to issue the remaining authorized amounts under the April 2018 Approval in 2019 through 2020 (Hawaiian Electric up to $205 million and Hawaii Electric Light up to $15 million of taxable debt), as well as a supplemental increase to authorize the issuance of additional taxable debt to finance capital expenditures, repay long-term and/or short term debt used to finance or refinance capital expenditures, and/or to reimburse funds used for payment of capital expenditures, and to refinance the Utilities’ 2004 junior subordinated deferrable interest debentures prior to maturity. In addition, the Utilities requested approval to extend the period to issue additional taxable debt from December 31, 2021 to December 31, 2022. The new total “up to” amounts of taxable debt authorized to be issued through December 31, 2022 are $410 million, $150 million and $130 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
Cash flows. The following table reflects the changes in cash flows for the six months ended June 30, 2018 compared to the six months ended June 30, 2017:

	Six months ended June 30,
(in thousands)	2018	2017	Change
Net cash provided by operating activities	$69,836	$138,755	$(68,919)
Net cash used in investing activities	(195,346)	(166,338)	(29,008)
Net cash provided by (used in) financing activities	133,853	(4,121)	137,974
Net cash provided by operating activities. Cash flows from operating activities generally relate to the amount and timing of cash received from customers and payments made to third parties. Using the indirect method of determining cash flows from operating activities, noncash expense items such as depreciation and amortization, as well as changes in certain assets and liabilities, are added to (or deducted from) net income. The decrease in net cash provided by operating activities was primarily driven by lower cash from an increase in accounts receivable due to timing and increase in customer bills as a result of higher fuel prices and purchased power costs included in rates, and a decrease in accounts payable due to timing on payments of invoices related to fuel and capital projects, partially offset by lower income taxes paid due to the lower federal income tax rate from the Tax Act.
Net cash used in investing activities. The increase in net cash used in investing activities was primarily driven by an increase in capital expenditures related to construction activities, and a decrease in contributions received in aid of construction.
Net cash provided by financing activities. Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. The increase in net cash provided by financing activities primarily reflected higher proceeds from long-term and short-term borrowings.

Forecast capital expenditures. For the five-year period 2018 through 2022, the Utilities forecast up to $2.2 billion of net capital expenditures, which could change over time based upon external factors such as the timing and scope of environmental regulations, unforeseen delays in permitting and timing of PUC decisions. Proceeds from the issuance of equity and long-term debt, cash flows from operating activities, temporary increases in short-term borrowings and existing cash and cash equivalents are expected to provide the funds needed for the net capital expenditures, to pay down commercial paper or other short-term borrowings, as well as to fund any unanticipated expenditures not included in the 2018 to 2022 forecast (such as increases in the costs or acceleration of capital projects or unanticipated capital expenditures that may be required by new environmental laws and regulations).
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

Bank

	Three months ended June 30		Increase
(in millions)	2018	2017	(decrease)	Primary reason(s)
Interest income	$63	$59	$4
The increase in interest income was the result of increases in balances and yields on earning assets. ASB’s average investment securities portfolio balance for the three months ended June 30, 2018 increased by $218 million compared to the same period in 2017 as ASB used excess liquidity to purchase investments. The yield on the investment securities portfolio increased by 15 basis points as new investment purchase yields were higher due to the rising interest rate environment. ASB’s average loan portfolio balance for the three months ended June 30, 2018 increased by $28 million compared to the same period in 2017 as the average residential, home equity line of credit and consumer loan portfolios for the three months ended June 30, 2018 increased by $49 million, $55 million and $31 million, respectively, compared to the same period in 2017. The growth in these loan portfolios aligned with ASB’s portfolio mix target and loan growth strategy. The average commercial and commercial real estate balances decreased by $70 million and $37 million, respectively. The decrease in these loan portfolios was reflective of ASB’s strategic decision to reduce the balances in certain commercial and national loan portfolios to improve the credit quality of those portfolios. The yield on loans benefited from the rising interest rate environment, which resulted in an increase in yield of 17 basis points.

Noninterest income	14	16	(2)
Noninterest income decreased for the three months ended June 30, 2018 compared to noninterest income for the three months ended June 30, 2017 primarily due to lower fees from other financial services in 2018 as a result of debit card interchange expenses being netted against income beginning in 2018. Prior year’s debit card interchange expenses were recorded in other noninterest expense. This change was in accordance with the new revenue recognition accounting standard. See Note 7 of the Condensed Consolidated Financial Statements for additional information on the new revenue recognition standard.

Revenues	77	75	2
Interest expense	3	3	—
Interest expense was flat for the three months ended June 30, 2018 compared to the same period in 2017 as higher interest expense from the growth in time certificates was partly offset by lower interest expense on other borrowings as a result of lower FHLB advances. Average deposit balances for the three months ended June 30, 2018 increased by $363 million compared to the same period in 2017 due to an increase in core deposits and time certificates of $277 million and $86 million, respectively. Average other borrowings for the three months ended June 30, 2018 decreased by $69 million compared to the same period in 2017 due to a decrease in the average FHLB advances and repurchase agreements of $49 million and $20 million, respectively. The interest-bearing liability rate for the three months ended June 30, 2018 increased by 4 basis points compared to the same period in 2017.

Provision for loan losses	3	3	—
The provision for loan losses was flat for the three months ended June 30, 2018 compared to the provision for loan losses for the three months ended June 30, 2017. The provision for loan losses for 2018 was primarily due to increased reserves for growth in the loan portfolio and additional loan loss reserves for the consumer and residential loan portfolios, partly offset by the release of reserves for the home equity line of credit, commercial and commercial real estate loan portfolios as result of improved credit quality in those loan portfolios. The provision for loan losses for 2017 was primarily due to increased loan loss reserves for the consumer loan portfolio. Delinquency rates have increased from 0.44% at June 30, 2017 to 0.54% at June 30, 2018. The annualized net charge-off ratio for the three months ended June 30, 2018 was 0.32% compared to an annualized net charge-off ratio of 0.21% for the same period in 2017.

Noninterest expense	44	45	(1)
The decrease in noninterest expense for the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to the reclassification of debit card interchange expenses to noninterest income in accordance with the new revenue recognition accounting standard that became effective on January 1, 2018.

Expenses	50	51	(1)
Operating income	27	24	3
The increase in operating income for the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to higher interest income and lower noninterest expense, partly offset by lower noninterest income.

Net income	21	17	4
The increase in net income for the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to higher operating income and lower income tax expense as a result of the lower corporate rate from the Tax Act.

	Six months ended June 30		Increase
(in millions)	2018	2017	(decrease)	Primary reason(s)
Interest income	$125	$117	$8
The increase in interest income was primarily the result of an increase in yields on earning assets and higher investment securities portfolio balances. ASB’s average investment securities portfolio balance for the six months ended June 30, 2018 increased by $271 million compared to the same period in 2017 as ASB used excess liquidity to purchase investments. The yield on the investment securities portfolio increased by 12 basis points as new investment purchase yields were higher due to the rising interest rate environment. ASB’s average loan portfolio balance for the six months ended June 30, 2018 increased by $6 million compared to the same period in 2017 as increases in the average residential, home equity line of credit and consumer loan portfolios for the six months ended June 30, 2018 of $52 million, $54 million and $37 million, respectively, were largely offset by decreases in the the average commercial and commercial real estate balances of $90 million and $47 million, respectively. The growth in residential, home equity line of credit and consumer loan portfolios aligned with ASB’s portfolio mix target and loan growth strategy. The decrease in commercial and commercial real estate loan portfolios was reflective of ASB’s strategic decision to reduce the balances in certain commercial and national loan portfolios to improve the credit quality of those portfolios. The yield on loans benefited from the rising interest rate environment, which resulted in an increase in yields of 18 basis points.

Noninterest income	27	31	(4)
Noninterest income decreased for the six months ended June 30, 2018 compared to noninterest income for the six months ended June 30, 2017 primarily due to lower fees from other financial services in 2018 as a result of debit card interchange expenses being netted against income beginning in 2018. Prior year’s debit card interchange expenses were recorded in other noninterest expense. This change was in accordance with the new revenue recognition accounting standard. See Note 7 of the Condensed Consolidated Financial Statements for additional information on the new revenue recognition standard.

Revenues	152	148	4
Interest expense	7	6	1
Interest expense increased slightly for the six months ended June 30, 2018 compared to the same period in 2017 due to higher interest expense from the growth in time certificates, but was partially offset by lower interest expense on other borrowings as a result of lower FHLB advances. Average deposit balances for the six months ended June 30, 2018 increased by $331 million compared to the same period in 2017 due to an increase in core deposits and time certificates of $222 million and $109 million, respectively. Average other borrowings for the six months ended June 30, 2018 decreased by $29 million compared to the same period in 2017 due to a decrease in FHLB advances, partly offset by an increase in repurchase agreements. The interest-bearing liability rate for the six months ended June 30, 2018 increased by 4 basis points compared to the same period in 2017.

Provision for loan losses	6	7	(1)
The provision for loan losses decreased slightly for the six months ended June 30, 2018 compared to the provision for loan losses for the six months ended June 30, 2017. The provision for loan losses for 2018 was primarily due to increased reserves for growth in the loan portfolio and additional loan loss reserves for the consumer loan portfolio, partly offset by the release of reserves for the commercial loan portfolio due to a recovery on a previously charged-off commercial loan and improved credit quality of the commercial loan portfolio. The provision for loan losses for 2017 was primarily due to increased loan loss reserves for the consumer loan portfolio and additional loan loss reserves for the commercial real estate loan portfolio due to the downgrade of a specific commercial real estate relationship. Delinquency rates have increased from 0.44% at June 30, 2017 to 0.54% at June 30, 2018. The annualized net charge-off ratio for the six months ended June 30, 2018 was 0.30% compared to an annualized net charge-off ratio of 0.25% for the same period in 2017.

Noninterest expense	87	86	1
The increase in noninterest expense for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to higher compensation and employee benefits expenses as a result of an increase in the minimum pay rate for employees, higher performance-based incentives and annual merit increases, and higher service expenses, partly offset by the reclassification of debit card interchange expenses in accordance with the new revenue recognition accounting standard.

Expenses	100	99	1
Operating income	52	49	3
The increase in operating income for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to higher interest income, partly offset by lower noninterest income and higher noninterest expenses.

Net income	40	33	7
The increase in net income for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to higher operating income and lower income tax expense as a result of the lower corporate rate from the Tax Act.

See Note 4 of the Condensed Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
                       ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.
                       ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended June 30		Six months ended June 30
(%)	2018	2017	2018	2017
Return on average assets	1.20	1.02	1.16	1.00
Return on average equity	13.56	11.25	13.07	11.04
Net interest margin	3.76	3.68	3.76	3.68

	Three months ended June 30
	2018			2017
(dollars in thousands)	Average balance	Interest[1] income/ expense	Yield/ rate (%)	Average balance	Interest[1] income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$53,677	$240	1.77	$46,507	$121	1.03
FHLB stock	10,245	77	2.99	11,759	57	1.96
Investment securities
Taxable	1,485,780	8,182	2.20	1,267,945	6,481	2.04
Non-taxable	15,427	162	4.16	15,427	160	4.11
Total investment securities	1,501,207	8,344	2.22	1,283,372	6,641	2.07
Loans
Residential 1-4 family	2,119,594	21,581	4.07	2,070,450	22,163	4.28
Commercial real estate	879,748	9,959	4.49	917,019	9,722	4.21
Home equity line of credit	932,828	8,354	3.59	877,462	7,248	3.31
Residential land	16,525	223	5.41	16,111	217	5.38
Commercial	592,780	6,814	4.59	663,200	7,090	4.27
Consumer	234,178	7,702	13.19	202,914	5,877	11.62
Total loans [2,3]	4,775,653	54,633	4.57	4,747,156	52,317	4.40
Total interest-earning assets [2]	6,340,782	63,294	3.99	6,088,794	59,136	3.88
Allowance for loan losses	(54,191)			(56,715)
Non-interest-earning assets	590,493			534,581
Total assets	$6,877,084			$6,566,660
Liabilities and shareholder’s equity:
Savings	$2,343,928	$411	0.07	$2,274,832	$386	0.07
Interest-bearing checking	1,030,309	208	0.08	908,864	59	0.03
Money market	125,961	73	0.23	146,962	45	0.12
Time certificates	766,148	2,592	1.36	679,866	1,821	1.07
Total interest-bearing deposits	4,266,346	3,284	0.31	4,010,524	2,311	0.23
Advances from Federal Home Loan Bank	52,176	254	1.95	101,335	788	3.08
Securities sold under agreements to repurchase	75,687	139	0.74	95,740	36	0.15
Total interest-bearing liabilities	4,394,209	3,677	0.34	4,207,599	3,135	0.30
Non-interest bearing liabilities:
Deposits	1,772,173			1,664,592
Other	103,991			99,710
Shareholder’s equity	606,711			594,759
Total liabilities and shareholder’s equity	$6,877,084			$6,566,660
Net interest income		$59,617			$56,001
Net interest margin (%) [4]			3.76			3.68

	Six months ended June 30
	2018			2017
(dollars in thousands)	Average balance	Interest[1] income/ expense	Yield/ rate (%)	Average balance	Interest[1] income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$55,078	$456	1.65	$69,421	$307	0.88
FHLB stock	10,009	154	3.09	11,498	105	1.85
Investment securities
Taxable	1,477,468	16,973	2.30	1,206,272	13,130	2.18
Non-taxable	15,427	312	4.02	15,427	310	4.00
Total investment securities	1,492,895	17,285	2.32	1,221,699	13,440	2.20
Loans
Residential 1-4 family	2,124,429	43,428	4.09	2,071,931	43,789	4.23
Commercial real estate	866,689	19,210	4.42	913,940	19,134	4.18
Home equity line of credit	926,951	16,342	3.56	872,973	14,364	3.32
Residential land	16,485	446	5.41	17,057	495	5.80
Commercial	576,743	12,993	4.53	666,741	14,245	4.30
Consumer	232,519	15,014	13.02	195,158	11,032	11.40
Total loans [2,3]	4,743,816	107,433	4.54	4,737,800	103,059	4.36
Total interest-earning assets [2]	6,301,798	125,328	3.99	6,040,418	116,911	3.88
Allowance for loan losses	(53,881)			(56,477)
Non-interest-earning assets	582,346			527,302
Total assets	$6,830,263			$6,511,243
Liabilities and shareholder’s equity:
Savings	$2,327,596	$812	0.07	$2,261,549	$760	0.07
Interest-bearing checking	982,096	282	0.06	897,346	114	0.03
Money market	119,830	99	0.17	151,293	92	0.12
Time certificates	779,796	5,048	1.31	670,717	3,448	1.04
Total interest-bearing deposits	4,209,318	6,241	0.30	3,980,905	4,414	0.22
Advances from Federal Home Loan Bank	51,647	499	1.95	100,671	1,563	3.09
Securities sold under agreements to repurchase	114,997	390	0.68	94,713	77	0.16
Total interest-bearing liabilities	4,375,962	7,130	0.33	4,176,289	6,054	0.29
Non-interest bearing liabilities:
Deposits	1,748,695			1,646,275
Other	100,892			98,875
Shareholder’s equity	604,714			589,804
Total liabilities and shareholder’s equity	$6,830,263			$6,511,243
Net interest income		$118,198			$110,857
Net interest margin (%) [4]			3.76			3.68

[1]
Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 21% and 35%, of $0.03 million and $0.06 million for the three months ended June 30, 2018 and 2017, respectively and $0.07 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively.

2 Includes loans held for sale, at lower of cost or fair value.

[3]
Includes recognition of net deferred loan fees of $0.1 million and $0.6 million for the three months ended June 30, 2018 and 2017 and $0.1 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

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
Home equity — key credit statistics. Attention has been given by regulators and rating agencies to the potential for increased exposure to credit losses associated with home equity lines of credit (HELOC) that were originated during the period of rapid home price appreciation between 2003 and 2007 as they have reached the end of their 10-year, interest only payment periods. Once the interest only payment period has ended, payments are reset to include principal repayments along with interest. ASB does not have a large exposure to HELOCs originated between 2003 and 2007. Nearly all of ASB’s HELOC originations prior to 2008 consisted of amortizing equity lines that have structured principal payments during the draw period. These older equity lines represent 1% of the HELOC portfolio and are included in the amortizing balances identified in the loan portfolio table below.

	June 30, 2018	December 31, 2017
Outstanding balance of home equity loans (in thousands)	$938,902	$913,052
Percent of portfolio in first lien position	48.4%	48.0%
Annualized net charge-off (recovery) ratio	0.03%	(0.03)%
Delinquency ratio	0.52%	0.28%

			End of draw period – interest only			Current
June 30, 2018	Total	Interest only	2018-2019	2020-2022	Thereafter	amortizing
Outstanding balance (in thousands)	$938,902	$720,008	$39,223	$105,070	$575,715	$218,894
% of total	100%	77%	4%	11%	62%	23%

                       The HELOC portfolio makes up 20% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable rate term loan with a 20-year amortization period. This product type comprises 78% of the total HELOC portfolio and is the current product offering. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed rate loan with level principal and interest payments. As of June 30, 2018, approximately 21% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option.
Loan portfolio risk elements.  See Note 4 of the Condensed Consolidated Financial Statements.
Investment securities.  ASB’s investment portfolio was comprised as follows:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$175,933	12%	$184,298	13%
Mortgage-related securities — FNMA, FHLMC and GNMA	1,240,462	84	1,245,988	86
Corporate bonds	40,336	3	—	—
Mortgage revenue bond	15,427	1	15,427	1
Total investment securities	$1,472,158	100%	$1,445,713	100%
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
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Des Moines and securities sold under agreements to repurchase continue to be additional sources of funds. As of June 30, 2018, ASB’s costing liabilities consisted of 98% deposits and 2% other borrowings compared to 97% deposits and 3% other borrowings as of December 31, 2017. During the first six months of 2018, ASB developed new deposit products that enabled approximately $102 million of retail repurchase agreements to be transferred to deposits. The weighted average cost of deposits for the first six months of 2018 and 2017 was 0.21% and 0.16%, respectively.

Federal Home Loan Bank of Des Moines. As of June 30, 2018 and December 31, 2017, ASB had $50 million of advances outstanding at the FHLB of Des Moines. As of June 30, 2018, the unused borrowing capacity with the FHLB of Des Moines was $2.0 billion. The FHLB of Des Moines continues to be an important source of liquidity for ASB.
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
As of June 30, 2018, ASB had an unrealized loss, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $32.6 million compared to an unrealized loss, net of taxes, of $15.0 million as of December 31, 2017. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first six months of 2018, ASB recorded a provision for loan losses of $6.3 million primarily due to increased reserves for growth in the loan portfolio and additional loan loss reserves for the consumer loan portfolio, partly offset by the release of reserves for the commercial loan portfolio due to a recovery on a previously charged-off commercial loan and improved credit quality. During the first six months of 2017, ASB recorded a provision for loan losses of $6.7 million primarily due to increased loss reserves for the consumer loan portfolio and additional loss reserves for the commercial real estate loan portfolio due to the downgrade of a commercial real estate relationship. Financial stress on ASB’s customers may result in higher levels of delinquencies and losses.

	Six months ended June 30		Year ended December 31,
(in thousands)	2018	2017	2017
Allowance for loan losses, January 1	$53,637	$55,533	$55,533
Provision for loan losses	6,304	6,741	10,901
Less: net charge-offs	7,138	5,918	12,797
Allowance for loan losses, end of period	$52,803	$56,356	$53,637
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.30%	0.25%	0.27%
ASB maintains a reserve for credit losses that consists of two components, the allowance for loan losses and a reserve for unfunded loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in other noninterest expense. As of June 30, 2018 and December 31, 2017, the reserve for unfunded loan commitments was $1.7 million.
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
The final rule was effective January 1, 2015 for ASB and as of June 30, 2018, ASB met the new capital requirements (see “Financial Condition” for a summary of ASB’s capital ratios).
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
Overtime Rules. The Secretary of Labor updated the overtime regulations of the Fair Labor Standards Act to simplify and modernize them. The Department of Labor issued final rules that will raise the salary threshold indicating eligibility from $455/week to $913/week ($47,476 per year), and update automatically the salary threshold every three years, based on wage growth over time, increasing predictability. The final rule was to become effective on December 1, 2016. In late-November 2016 however, the U.S. District Court in the Eastern District of Texas granted a nationwide preliminary injunction that blocked the final rule, saying the Department of Labor's rule exceeds the authority the agency was delegated by Congress. Despite this block, ASB modified its salaries in the fourth quarter of 2016 such that it is in voluntary compliance with the final rule. On July 26, 2017, the Department of Labor published a Request for Information Defining and Delimiting the Exemptions for Executive, Administrative, Professional, Outside Sales and Computer Employees. On August 31, 2017, U.S. District Court in the Eastern District of Texas granted summary judgment against the Department of Labor in consolidated cases challenging the final rule published on May 23, 2016. The court held that the final rule’s salary level exceeded the Department of Labor’s authority and concluded that the final rule was invalid. The Department of Labor is undertaking rulemaking to revise the regulation.
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
Expedited Funds Availability Act of 1987 (EFA Act) and the Check Clearing for the 21st Century Act of 2003 (Check 21 Act). The Board of Governors of the Federal Reserve System amended Regulation CC, Availability of Funds and Collection of Checks, which implements EFA Act and Check 21 Act effective July 1, 2018. The Board of Governors modified the current check collection and returns requirement to reflect the virtually all-electronic check collection and return environment and to encourage all depository banks to receive, and paying banks to send, returned checks electronically. The Board of Governors applied Regulation CC’s existing check warranties to checks that are collected electronically, and adopted new warranties and indemnities related to checks collected and returned electronically and to electronically-created items.
Potential impact of lava flows. In May 2018, a lava eruption occurred within the Leilani Estates subdivision, located along the lower East Rift Zone of Kilauea Volcano in the Puna district on the island of Hawaii. ASB has been monitoring its loan exposure on properties most likely to be impacted by the path of the lava flow. None of the bank’s branches have been damaged by the lava flow and the bank has limited exposure to residential loan losses due to its decision in 2014 to cease originations in the designated lava zone areas. The bank has one commercial real estate loan and four commercial loans with businesses located in Pahoa, near the Puna district, but outside of the current risk area. Although the lava eruption continues and is unpredictable, the financial impact to the bank, to date, has not been material.

FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	June 30, 2018	December 31, 2017	% change
Total assets	$6,984	$6,799	3
Investment securities	1,416	1,446	(2)
Loans held for investment, net	4,722	4,617	2
Deposit liabilities	6,116	5,891	4
Other bank borrowings	127	191	(34)
As of June 30, 2018, ASB was one of Hawaii’s largest financial institutions based on assets of $7.0 billion and deposits of $6.1 billion.
As of June 30, 2018, ASB’s unused FHLB borrowing capacity was approximately $2.0 billion. As of June 30, 2018, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.8 billion, of which commitments to borrowers whose loan terms have been modified in troubled debt restructurings were $0.01 million. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the six months ended June 30, 2018, net cash provided by ASB’s operating activities was $45 million. Net cash used during the same period by ASB’s investing activities was $190 million, primarily due to purchases of available-for-sale investment securities of $134 million, a net increase in loans of $112 million, additions to premises and equipment of $40 million, and purchases of held-to-maturity investment securities of $20 million, partly offset by receipt of repayments from available-for-sale investment securities of $108 million, and proceeds from the sale of commercial loans of $7 million. Net cash provided by financing activities during this period was $140 million, primarily due to increases in deposit liabilities of $123 million, proceeds from FHLB advances of $177 million, and a net increase in retail repurchase agreements of $38 million, partly offset by principal payments on FHLB advances of $177 million, and $22 million in common stock dividends to HEI (through ASB Hawaii).
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
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of June 30, 2018, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a Common equity Tier-1 ratio of 12.7% (6.5%), a Tier-1 capital ratio of 12.7% (8.0%), a Total capital ratio of 13.9% (10.0%) and a Tier-1 leverage ratio of 8.6% (5.0%). As of December 31, 2017, ASB was well-capitalized with a common equity Tier-1 ratio of 13.0%, Tier-1 capital ratio of 13.0%, a Total capital ratio of 14.2% and a Tier-1 leverage ratio of 8.6%. All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to HEI (through ASB Hawaii).

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
ASB’s interest-rate risk sensitivity measures as of June 30, 2018 and December 31, 2017 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
+300	2.2%	3.0%	(8.9)%	(8.0)%
+200	1.7	2.4	(5.3)	(4.0)
+100	1.1	1.6	(1.9)	(0.6)
-100	(2.6)	(2.7)	(2.5)	(6.0)
The NII profile under the rising interest rate risk scenarios was less asset sensitive for all rate increases as of June 30, 2018 compared to December 31, 2017. NII asset sensitivity has been slowly decreasing as rising rates have slowed prepayment expectations, reducing the amount of the fixed-rate mortgage and mortgage-backed investment portfolios available to reprice in the rising rate scenarios. In addition, the fixed-rate portion of the HELOC portfolio grew, further reducing the amount available to reprice in rising rate scenarios.
ASB’s base EVE increased to $1.22 billion as of June 30, 2018, compared to $1.18 billion as of December 31, 2017, due to the growth and mix of the balance sheet. The growth of the investment and loan portfolios were funded with the increase in core deposits.
EVE sensitivity to rising rates increased as of June 30, 2018 compared to December 31, 2017. During the first six months of the year, market rates increased, slowing prepayments and extending duration in the residential loan and mortgage-backed investment portfolios.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of HEI common shares were made on the open market during the second quarter of 2018 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2018	25,870	$34.64	—	NA
May 1 to 31, 2018	28,287	$33.91	—	NA
June 1 to 30, 2018	198,215	$33.01	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
** The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” all of the 25,870 shares, 24,187 of the 28,287 shares and 171,915 of the 198,215 shares were purchased for the DRIP; none of the 25,870 shares, 4,100 of the 28,287 shares and 23,100 of the 198,215 shares were purchased for the HEIRSP; and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 5. Other Information
A.            Ratio of earnings to fixed charges.

	Six months ended June 30		Years ended December 31
	2018	2017	2017	2016	2015	2014	2013
HEI and Subsidiaries
Excluding interest on ASB deposits	3.18	3.31	3.93	5.05	3.68	3.80	3.55
Including interest on ASB deposits	2.94	3.11	3.65	4.75	3.54	3.65	3.42
Hawaiian Electric and Subsidiaries	2.88	2.90	3.64	4.11	3.97	4.04	3.72

See HEI Exhibit 12.1 and Hawaiian Electric Exhibit 12.2.

Item 6. Exhibits

HEI Exhibit 4	Third Amendment effective July 1, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.

HEI Exhibit 10	Amended and Restated Severance Pay Plan for Management Employees of Hawaiian Electric Industries, Inc. and Executive Employees of Affiliates, effective as of April 2, 2018.

HEI Exhibit 12.1
Hawaiian Electric Industries, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, six months ended June 30, 2018 and 2017 and years ended December 31, 2017, 2016, 2015, 2014 and 2013

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Gregory C. Hazelton (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document

HEI Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Hawaiian Electric Exhibit 12.2	Hawaiian Electric Company, Inc. and Subsidiaries Computation of ratio of earnings to fixed charges, six months ended June 30, 2018 and 2017 and years ended December 31, 2017, 2016, 2015, 2014 and 2013

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Alan M. Oshima (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Alan M. Oshima
	Constance H. Lau		Alan M. Oshima
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Gregory C. Hazelton	By	/s/ Tayne S. Y. Sekimura
	Gregory C. Hazelton		Tayne S. Y. Sekimura
	Executive Vice President and		Senior Vice President
	Chief Financial Officer		and Chief Financial Officer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: August 3, 2018		Date: August 3, 2018