Form 10-Q
period 2018-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2018-11-07
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Hawaiian Electric Industries, Inc. ☐	Hawaiian Electric Company, Inc. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc. Yes ☐ No ☒	Hawaiian Electric Company, Inc. Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding October 27, 2018
Hawaiian Electric Industries, Inc. (Without Par Value)	108,879,245 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	16,142,216 Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2018

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2018 and 2017
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and nine months ended September 30, 2018 and 2017
3		Condensed Consolidated Balance Sheets (unaudited) - September 30, 2018 and December 31, 2017
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - nine months ended September 30, 2018 and 2017
5		Condensed Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2018 and 2017
Hawaiian Electric Company, Inc. and Subsidiaries
6		Condensed Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2018 and 2017
6		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and nine months ended September 30, 2018 and 2017
7		Condensed Consolidated Balance Sheets (unaudited) - September 30, 2018 and December 31, 2017
8		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - nine months ended September 30, 2018 and 2017
9		Condensed Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2018 and 2017
10		Notes to Condensed Consolidated Financial Statements (unaudited)
64	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
64		HEI consolidated
68		Electric Utilities
79		Bank
87	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
88	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
89	Item 1.	Legal Proceedings
89	Item 1A.	Risk Factors
89	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
90	Item 6.	Exhibits
91	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2018
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

•
the impact from the PUC’s implementation of performance-based ratemaking for the Utilities pursuant to Senate Bill No. 2939 SD2, including the potential addition of new performance incentive mechanisms, third party proposals adopted by the PUC in its implementation of PBR, and the implications of not achieving performance incentive goals;

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

•
failure in addressing issues in the stabilization of the ERP/EAM system implementation could adversely affect the Utilities’ ability to timely and accurately report financial information and make payments to vendors and employees;

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

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands, except per share amounts)	2018	2017	2018	2017
Revenues
Electric utility	$687,409	$598,769	$1,865,962	$1,674,255
Bank	80,496	74,289	233,019	222,474
Other	143	127	218	299
Total revenues	768,048	673,185	2,099,199	1,897,028
Expenses
Electric utility	613,373	510,272	1,685,413	1,478,915
Bank	53,232	47,313	153,951	146,146
Other	3,379	4,127	11,083	12,954
Total expenses	669,984	561,712	1,850,447	1,638,015
Operating income (loss)
Electric utility	74,036	88,497	180,549	195,340
Bank	27,264	26,976	79,068	76,328
Other	(3,236)	(4,000)	(10,865)	(12,655)
Total operating income	98,064	111,473	248,752	259,013
Retirement defined benefits expense—other than service costs	(1,276)	(1,928)	(4,673)	(5,710)
Interest expense, net—other than on deposit liabilities and other bank borrowings	(22,523)	(19,227)	(66,042)	(59,235)
Allowance for borrowed funds used during construction	1,006	1,339	3,815	3,371
Allowance for equity funds used during construction	1,962	3,482	8,239	8,908
Income before income taxes	77,233	95,139	190,091	206,347
Income taxes	10,862	34,595	36,473	72,003
Net income	66,371	60,544	153,618	134,344
Preferred stock dividends of subsidiaries	471	471	1,417	1,417
Net income for common stock	$65,900	$60,073	$152,201	$132,927
Basic earnings per common share	$0.61	$0.55	$1.40	$1.22
Diluted earnings per common share	$0.60	$0.55	$1.40	$1.22
Weighted-average number of common shares outstanding	108,879	108,786	108,847	108,737
Net effect of potentially dilutive shares	176	79	243	172
Weighted-average shares assuming dilution	109,055	108,865	109,090	108,909

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2018	2017	2018	2017
Net income for common stock	$65,900	$60,073	$152,201	$132,927
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of tax benefits (taxes) of $1,876, $(137), $8,335 and $(1,619), respectively	(5,123)	208	(22,768)	2,452
Derivatives qualifying as cash flow hedges:
Reclassification adjustment to net income, net of tax benefits of nil, nil, nil and $289, respectively	—	—	—	454
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $1,832, $2,516, $5,486 and $7,526, respectively	5,259	3,942	15,755	11,793
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $1,639, $2,290, $4,916 and $6,872, respectively	(4,725)	(3,596)	(14,174)	(10,790)
Other comprehensive income (loss), net of taxes	(4,589)	554	(21,187)	3,909
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$61,311	$60,627	$131,014	$136,836

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$172,054	$261,881
Accounts receivable and unbilled revenues, net	336,309	263,209
Available-for-sale investment securities, at fair value	1,387,571	1,401,198
Held-to-maturity investment securities, at amortized cost	102,498	44,515
Stock in Federal Home Loan Bank, at cost	8,158	9,706
Loans held for investment, net	4,700,232	4,617,131
Loans held for sale, at lower of cost or fair value	1,036	11,250
Property, plant and equipment, net of accumulated depreciation of $2,651,109 and $2,553,295 at September 30, 2018 and December 31, 2017, respectively	4,694,101	4,460,248
Regulatory assets	830,924	869,297
Other	596,481	513,535
Goodwill	82,190	82,190
Total assets	$12,911,554	$12,534,160
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$167,192	$193,714
Interest and dividends payable	30,280	25,837
Deposit liabilities	6,130,415	5,890,597
Short-term borrowings—other than bank	203,359	117,945
Other bank borrowings	71,110	190,859
Long-term debt, net—other than bank	1,782,242	1,683,797
Deferred income taxes	385,651	388,430
Regulatory liabilities	932,352	880,770
Defined benefit pension and other postretirement benefit plans liability	496,753	509,514
Other	545,862	521,018
Total liabilities	10,745,216	10,402,481
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 108,879,245 shares and 108,787,807 shares at September 30, 2018 and December 31, 2017, respectively	1,667,371	1,662,491
Retained earnings	527,802	476,836
Accumulated other comprehensive loss, net of tax benefits	(63,128)	(41,941)
Total shareholders’ equity	2,132,045	2,097,386
Total liabilities and shareholders’ equity	$12,911,554	$12,534,160

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2017	108,788	$1,662,491	$476,836	$(41,941)	$2,097,386
Net income for common stock	—	—	152,201	—	152,201
Other comprehensive loss, net of tax benefits	—	—	—	(21,187)	(21,187)
Issuance of common stock, net of expenses	91	4,880	—	—	4,880
Common stock dividends (93¢ per share)	—	—	(101,235)	—	(101,235)
Balance, September 30, 2018	108,879	$1,667,371	$527,802	$(63,128)	$2,132,045
Balance, December 31, 2016	108,583	$1,660,910	$438,972	$(33,129)	$2,066,753
Net income for common stock	—	—	132,927	—	132,927
Other comprehensive income, net of taxes	—	—	—	3,909	3,909
Issuance of common stock, net of expenses	203	582	—	—	582
Common stock dividends (93¢ per share)	—	—	(101,149)	—	(101,149)
Balance, September 30, 2017	108,786	$1,661,492	$470,750	$(29,220)	$2,103,022

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$153,618	$134,344
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	159,646	150,123
Other amortization	31,473	15,362
Provision for loan losses	12,337	7,231
Loans originated and purchased, held for sale	(105,956)	(105,816)
Proceeds from sale of loans, held for sale	109,335	119,731
Deferred income taxes	10,823	21,397
Share-based compensation expense	5,891	4,383
Allowance for equity funds used during construction	(8,239)	(8,908)
Other	(4,524)	(1,350)
Changes in assets and liabilities
Increase in accounts receivable and unbilled revenues, net	(79,128)	(26,250)
Decrease (increase) in fuel oil stock	(5,060)	6,177
Decrease (increase) in regulatory assets	(6,474)	3,922
Increase (decrease) in accounts, interest and dividends payable	(7,122)	18,581
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(32,006)	2,828
Increase in defined benefit pension and other postretirement benefit plans liability	7,517	670
Change in other assets and liabilities	15,548	(22,311)
Net cash provided by operating activities	257,679	320,114
Cash flows from investing activities
Available-for-sale investment securities purchased	(190,411)	(369,467)
Principal repayments on available-for-sale investment securities	168,334	155,026
Purchases of held-to-maturity investment securities	(62,096)	—
Principal repayments of held-to-maturity investment securities	4,007	—
Purchase of stock from Federal Home Loan Bank	(9,933)	(2,868)
Redemption of stock from Federal Home Loan Bank	11,480	4,380
Net decrease (increase) in loans held for investment	(96,212)	13,188
Proceeds from sale of commercial loans	7,149	31,427
Proceeds from sale of real estate acquired in settlement of loans	589	411
Capital expenditures	(404,984)	(343,375)
Contributions in aid of construction	24,361	40,603
Contributions to low income housing investments	(7,714)	—
Other	13,669	1,345
Net cash used in investing activities	(541,761)	(469,330)
Cash flows from financing activities
Net increase in deposit liabilities	137,443	203,397
Net increase in short-term borrowings with original maturities of three months or less	85,369	24,498
Net increase in retail repurchase agreements	32,626	24,469
Proceeds from other bank borrowings	237,000	59,500
Repayments of other bank borrowings	(287,000)	(123,034)
Proceeds from issuance of long-term debt	100,000	265,000
Repayment of long-term debt and funds transferred for redemption of special purpose revenue bonds	(1,867)	(265,000)
Withheld shares for employee taxes on vested share-based compensation	(996)	(3,796)
Common stock dividends	(101,235)	(101,149)
Preferred stock dividends of subsidiaries	(1,417)	(1,417)
Other	(5,668)	(9,531)
Net cash provided by financing activities	194,255	72,937
Net decrease in cash and cash equivalents	(89,827)	(76,279)
Cash and cash equivalents, beginning of period	261,881	278,452
Cash and cash equivalents, end of period	$172,054	$202,173

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2018	2017	2018	2017
Revenues	$687,409	$598,769	$1,865,962	$1,674,255
Expenses
Fuel oil	206,551	146,258	545,236	431,787
Purchased power	177,590	160,347	478,238	440,538
Other operation and maintenance	113,553	98,681	333,805	302,437
Depreciation	50,983	48,206	151,810	144,578
Taxes, other than income taxes	64,696	56,780	176,324	159,575
Total expenses	613,373	510,272	1,685,413	1,478,915
Operating income	74,036	88,497	180,549	195,340
Allowance for equity funds used during construction	1,962	3,482	8,239	8,908
Retirement defined benefits expense—other than service costs	(682)	(1,421)	(2,934)	(4,279)
Interest expense and other charges, net	(18,968)	(16,907)	(54,822)	(52,625)
Allowance for borrowed funds used during construction	1,006	1,339	3,815	3,371
Income before income taxes	57,354	74,990	134,847	150,715
Income taxes	7,144	27,005	24,995	54,623
Net income	50,210	47,985	109,852	96,092
Preferred stock dividends of subsidiaries	228	228	686	686
Net income attributable to Hawaiian Electric	49,982	47,757	109,166	95,406
Preferred stock dividends of Hawaiian Electric	270	270	810	810
Net income for common stock	$49,712	$47,487	$108,356	$94,596
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2018	2017	2018	2017
Net income for common stock	$49,712	$47,487	$108,356	$94,596
Other comprehensive income (loss), net of taxes:
Derivatives qualifying as cash flow hedges:
Reclassification adjustment to net income, net of tax benefits of nil, nil, nil and $289, respectively	—	—	—	454
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $1,648, $2,306, $4,945 and $6,916, respectively	4,753	3,618	14,259	10,857
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $1,639, $2,290, $4,916 and $6,872, respectively	(4,725)	(3,596)	(14,174)	(10,790)
Other comprehensive income, net of taxes	28	22	85	521
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$49,740	$47,509	$108,441	$95,117
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	September 30, 2018	December 31, 2017
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$53,515	$53,177
Plant and equipment	6,720,046	6,401,040
Less accumulated depreciation	(2,567,708)	(2,476,352)
Construction in progress	193,086	263,094
Utility property, plant and equipment, net	4,398,939	4,240,959
Nonutility property, plant and equipment, less accumulated depreciation of $1,254 as of September 30, 2018 and $1,251 as of December 31, 2017	7,580	7,580
Total property, plant and equipment, net	4,406,519	4,248,539
Current assets
Cash and cash equivalents	7,224	12,517
Customer accounts receivable, net	178,785	127,889
Accrued unbilled revenues, net	127,702	107,054
Other accounts receivable, net	3,378	7,163
Fuel oil stock, at average cost	91,822	86,873
Materials and supplies, at average cost	58,507	54,397
Prepayments and other	60,732	25,355
Regulatory assets	89,430	88,390
Total current assets	617,580	509,638
Other long-term assets
Regulatory assets	741,494	780,907
Other	116,534	91,529
Total other long-term assets	858,028	872,436
Total assets	$5,882,127	$5,630,613
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 16,142,216 shares at September 30, 2018 and December 31, 2017)	$107,634	$107,634
Premium on capital stock	614,667	614,675
Retained earnings	1,155,070	1,124,193
Accumulated other comprehensive loss, net of tax benefits	(1,134)	(1,219)
Common stock equity	1,876,237	1,845,283
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,418,631	1,318,516
Total capitalization	3,329,161	3,198,092
Commitments and contingencies (Note 3)
Current liabilities
Current portion of long-term debt	49,993	49,963
Short-term borrowings from non-affiliates	85,913	4,999
Accounts payable	122,932	159,610
Interest and preferred dividends payable	28,258	22,575
Taxes accrued, including revenue taxes	195,776	199,101
Regulatory liabilities	10,159	3,401
Other	81,054	59,456
Total current liabilities	574,085	499,105
Deferred credits and other liabilities
Deferred income taxes	401,069	394,041
Regulatory liabilities	922,193	877,369
Unamortized tax credits	93,073	90,369
Defined benefit pension and other postretirement benefit plans liability	460,279	472,948
Other	102,267	98,689
Total deferred credits and other liabilities	1,978,881	1,933,416
Total capitalization and liabilities	$5,882,127	$5,630,613
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2017	16,142	$107,634	$614,675	$1,124,193	$(1,219)	$1,845,283
Net income for common stock	—	—	—	108,356	—	108,356
Other comprehensive income, net of taxes	—	—	—	—	85	85
Common stock dividends	—	—	—	(77,479)	—	(77,479)
Common stock issuance expenses	—	—	(8)	—	—	(8)
Balance, September 30, 2018	16,142	$107,634	$614,667	$1,155,070	$(1,134)	$1,876,237
Balance, December 31, 2016	16,020	$106,818	$601,491	$1,091,800	$(322)	$1,799,787
Net income for common stock	—	—	—	94,596	—	94,596
Other comprehensive income, net of taxes	—	—	—	—	521	521
Common stock dividends	—	—	—	(65,825)	—	(65,825)
Common stock issuance expenses	—	—	(4)	—	—	(4)
Balance, September 30, 2017	16,020	$106,818	$601,487	$1,120,571	$199	$1,829,075

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$109,852	$96,092
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	151,810	144,578
Other amortization	19,823	6,118
Deferred income taxes	12,835	29,537
Allowance for equity funds used during construction	(8,239)	(8,908)
Other	(1,952)	526
Changes in assets and liabilities
Increase in accounts receivable	(53,139)	(8,087)
Increase in accrued unbilled revenues	(20,648)	(18,014)
Decrease (increase) in fuel oil stock	(4,949)	6,177
Increase in materials and supplies	(4,110)	(2,280)
Decrease (increase) in regulatory assets	(6,474)	3,922
Increase (decrease) in accounts payable	(8,712)	6,130
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(37,137)	5,291
Increase in defined benefit pension and other postretirement benefit plans liability	5,888	453
Change in other assets and liabilities	38,874	(2,662)
Net cash provided by operating activities	193,722	258,873
Cash flows from investing activities
Capital expenditures	(334,730)	(306,975)
Contributions in aid of construction	24,361	40,603
Other	9,811	8,114
Net cash used in investing activities	(300,558)	(258,258)
Cash flows from financing activities
Common stock dividends	(77,479)	(65,825)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,496)	(1,496)
Proceeds from issuance of long-term debt	100,000	265,000
Funds transferred for redemption of special purpose revenue bonds	—	(265,000)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	80,914	6,000
Other	(396)	(3,593)
Net cash provided by (used in) financing activities	101,543	(64,914)
Net decrease in cash and cash equivalents	(5,293)	(64,299)
Cash and cash equivalents, beginning of period	12,517	74,286
Cash and cash equivalents, end of period	$7,224	$9,987

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
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of September 30, 2018 and December 31, 2017 and the results of their operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
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
The PUC approved in the Utilities’ rate cases, stipulated agreements to defer non-service cost components of NPPC and NPBC, which would have been capitalized prior to ASU No. 2017-07, as part of each utility’s pension tracking mechanisms. Such treatment is effective starting in 2018 and continues until each utility’s next rate case. In each utility’s next rate case, rates established would include recovery of the deferred non-service cost components and each utility plans to seek to capitalize only the service components of NPPC and NPBC going forward, which reflects the requirements of ASU No. 2017-07.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

 Thus, the adoption of ASU 2017-07 in the first quarter of 2018 does not have a net income impact. The following table summarizes the impact to the prior period financial statements of the adoption of ASU No. 2017-07:

	Three months ended September 30, 2017			Nine months ended September 30, 2017
(in thousands)	As previously filed	Adjustment from adoption of ASU No. 2017-07	As currently reported	As previously filed	Adjustment from adoption of ASU No. 2017-07	As currently reported
HEI Condensed Consolidated Income Statement
Expenses
Electric utility	$511,693	$(1,421)	$510,272	$1,483,194	$(4,279)	$1,478,915
Bank	47,525	(212)	47,313	146,754	(608)	146,146
Other	4,422	(295)	4,127	13,777	(823)	12,954
Total expenses	563,640	(1,928)	561,712	1,643,725	(5,710)	1,638,015
Operating income
Electric utility	87,076	1,421	88,497	191,061	4,279	195,340
Bank	26,764	212	26,976	75,720	608	76,328
Other	(4,295)	295	(4,000)	(13,478)	823	(12,655)
Total operating income	109,545	1,928	111,473	253,303	5,710	259,013
Retirement defined benefits expense--other than service costs	—	(1,928)	(1,928)	—	(5,710)	(5,710)
Hawaiian Electric Condensed Consolidated Income Statement
Other operation and maintenance	100,102	(1,421)	98,681	306,716	(4,279)	302,437
Total expense	511,693	(1,421)	510,272	1,483,194	(4,279)	1,478,915
Operating income	87,076	1,421	88,497	191,061	4,279	195,340
Retirement defined benefits expense--other than service costs	—	(1,421)	(1,421)	—	(4,279)	(4,279)
Hawaiian Electric Condensed Consolidating Income Statement (in Note 3)
Hawaiian Electric (parent only)
Other operation and maintenance	66,221	(1,225)	64,996	204,460	(3,812)	200,648
Total expense	367,619	(1,225)	366,394	1,058,382	(3,812)	1,054,570
Operating income	61,648	1,225	62,873	128,142	3,812	131,954
Retirement defined benefits expense--other than service costs	—	(1,225)	(1,225)	—	(3,812)	(3,812)
Hawaii Electric Light
Other operation and maintenance	16,593	15	16,608	49,667	183	49,850
Total expense	71,292	15	71,307	212,692	183	212,875
Operating income	13,042	(15)	13,027	32,334	(183)	32,151
Retirement defined benefits expense--other than service costs	—	15	15	—	183	183
Maui Electric
Other operation and maintenance	17,288	(211)	17,077	52,589	(650)	51,939
Total expense	72,782	(211)	72,571	212,120	(650)	211,470
Operating income	12,416	211	12,627	30,636	650	31,286
Retirement defined benefits expense--other than service costs	—	(211)	(211)	—	(650)	(650)
ASB Statements of Income Data (in Note 4)
Compensation and employee benefits	23,724	(212)	23,512	71,703	(608)	71,095
Other expense	5,050	212	5,262	14,066	608	14,674

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
The Company plans to adopt ASU No. 2016-02 in the first quarter of 2019 and is currently analyzing the potential impact of adoption. The Company plans to elect the practical expedient package provided by the new standard under which the Company will not have to reassess whether any expired or existing contracts are or contain leases, whether there is a change in lease classification for any expired or existing leases under the new standard, or whether there were initial direct costs for any existing leases that would be treated differently under the new standard. The Company also plans to elect the additional adoption method to initially apply the new requirements as of the effective date, i.e., January 1, 2019, by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, the Company will continue to report comparative periods presented in the financial statements in the period of adoption under ASC 840, including the required disclosures under ASC 840.
The Company is in the process of analyzing the measurement provisions of the new standard and their impact on its existing lease arrangements that fall within the scope of ASU No. 2016-02.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Compensation-defined benefit plans. In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans,” that makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The new guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new ones that the FASB considers pertinent. ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020. The Company is evaluating the impact of the adoption of ASU No. 2018-14 on its financial statement disclosures, but does not expect it to have a material impact.
Cloud computing implementation costs. In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which requires a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU No. 2018-15 is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the impact of the adoption of ASU No. 2018-15 on its consolidated financial statements.
Condensed Consolidated Statements of Cash Flows error. Subsequent to the issuance of interim Condensed Consolidated Financial Statements (unaudited) for the quarter ended September 30, 2017, the Company and the Utilities identified an error within their previously reported interim Condensed Consolidated Statements of Cash Flows (unaudited). The timing of certain capital expenditure payments, including those that had retainage balances or were related to certain capitalized amounts were not reflected timely. The Company and the Utilities have evaluated the effect of the error, both qualitatively and quantitatively, and concluded that it is immaterial to their respective previously issued condensed consolidated financial statements. For the nine months ended September 30, 2017, the correction of this error resulted in increases in Net Cash Provided by Operating Activities (impacting the change in Accounts, Interest and Dividends Payable for the Company and Accounts Payable for the Utilities) and Net Cash Used in Investing Activities (impacting the Capital Expenditures for the Company and the Utilities) of $29 million.
Reclassifications. Reclassifications made to prior year-end financial statements to conform to 2018 presentation include a reclassification of contributions in aid of construction (CIAC) balances to “Property, plant and equipment, net” and “Total property, plant and equipment, net” for the Company and Hawaiian Electric, respectively, which reduced the amounts of the respective balances.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 2 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended September 30, 2018
Revenues from external customers	$687,396	$80,496	$156	$768,048
Intersegment revenues (eliminations)	13	—	(13)	—
Revenues	$687,409	$80,496	$143	$768,048
Income (loss) before income taxes	$57,354	$26,831	$(6,952)	$77,233
Income taxes (benefit)	7,144	5,610	(1,892)	10,862
Net income (loss)	50,210	21,221	(5,060)	66,371
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	$49,712	$21,221	$(5,033)	$65,900
Nine months ended September 30, 2018
Revenues from external customers	$1,865,922	$233,019	$258	$2,099,199
Intersegment revenues (eliminations)	40	—	(40)	—
Revenues	$1,865,962	$233,019	$218	$2,099,199
Income (loss) before income taxes	$134,847	$77,845	$(22,601)	$190,091
Income taxes (benefit)	24,995	17,103	(5,625)	36,473
Net income (loss)	109,852	60,742	(16,976)	153,618
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	$108,356	$60,742	$(16,897)	$152,201
Total assets (at September 30, 2018)	$5,882,127	$6,929,456	$99,971	$12,911,554
Three months ended September 30, 2017
Revenues from external customers	$598,756	$74,289	$140	$673,185
Intersegment revenues (eliminations)	13	—	(13)	—
Revenues	$598,769	$74,289	$127	$673,185
Income (loss) before income taxes	$74,990	$26,764	$(6,615)	$95,139
Income taxes (benefit)	27,005	9,172	(1,582)	34,595
Net income (loss)	47,985	17,592	(5,033)	60,544
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	$47,487	$17,592	$(5,006)	$60,073
Nine months ended September 30, 2017
Revenues from external customers	$1,674,158	$222,474	$396	$1,897,028
Intersegment revenues (eliminations)	97	—	(97)	—
Revenues	$1,674,255	$222,474	$299	$1,897,028
Income (loss) before income taxes	$150,715	$75,720	$(20,088)	$206,347
Income taxes (benefit)	54,623	25,582	(8,202)	72,003
Net income (loss)	96,092	50,138	(11,886)	134,344
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	$94,596	$50,138	$(11,807)	$132,927
Total assets (at December 31, 2017)	$5,630,613	$6,798,659	$104,888	$12,534,160

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
Note 3 · Electric utility segment

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Revenue taxes. The Utilities’ revenues include amounts for recovery of various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. For the third quarters of 2018 and 2017 and the nine months ended September 30, 2018 and 2017, the Utilities’ revenues include recovery of revenue taxes of approximately $61 million, $54 million, $166 million and $150 million, respectively, which amounts are included in “Taxes, other than income taxes” expense, in the unaudited condensed consolidated statements of income. However, the Utilities pay revenue taxes to the taxing authorities in the period based on (1) the prior year’s billed revenues (in the case of public service company taxes and PUC fees) in the current year or (2) the current year’s cash collections from electric sales (in the case of franchise taxes) after year-end.
HECO Capital Trust III. Trust III, a statutory trust, which was formed to effect the issuance of $50 million of cumulative quarterly income preferred securities in 2004, has at all times been an unconsolidated subsidiary of Hawaiian Electric. Trust III’s balance sheets as of September 30, 2018 and December 31, 2017 each consisted of $51.5 million of 2004 Debentures; $50 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for the nine months ended September 30, 2018 and 2017 consisted of $2.5 million of interest income received from the 2004 Debentures; $2.4 million of distributions to holders of the Trust Preferred Securities; and $75,000 of common dividends on the trust common securities to Hawaiian Electric.
Unconsolidated variable interest entities.
Power purchase agreements.  As of September 30, 2018, the Utilities had five PPAs for firm capacity and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which is currently required to be consolidated as VIEs.
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
Power purchase agreements.  Purchases from all IPPs were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2018	2017	2018	2017
Kalaeloa	$62	$48	$154	$136
AES Hawaii	38	39	107	103
HPOWER	19	18	51	51
Puna Geothermal Venture	—	10	15	28
Hamakua Energy	17	8	39	25
Other IPPs [1]	41	38	112	98
Total IPPs	$177	$161	$478	$441

[1]	Includes wind power, solar power, feed-in tariff projects and other PPAs.
Kalaeloa Partners, L.P.  Under a 1988 PPA, as amended, Hawaiian Electric is committed to purchase 208 MW of firm capacity from Kalaeloa. Hawaiian Electric and Kalaeloa are currently in negotiations to address the PPA term that ended on May 23, 2016. The PPA automatically extends on a month-to-month basis as long as the parties are still negotiating in good faith, but would end 60 days after either party notifies the other in writing that negotiations have terminated. Hawaiian Electric and Kalaeloa have agreed that neither party will terminate the PPA prior to October 31, 2019. This agreement contemplates continued negotiations between the parties and accounts for time needed for PUC approval of a negotiated resolution.
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
Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) implementation project. On August 11, 2016, the PUC approved the Utilities’ request to commence the ERP/EAM implementation project, subject to certain conditions, including a $77.6 million cap on cost recovery as well as a requirement that the Utilities pass onto customers a minimum of $244 million in benefits associated with the system over its 12-year service life. The D&O approved the deferral of certain project costs and allowed the accrual of allowance for funds used during construction (AFUDC), but limited the AFUDC rate to 1.75%. Pursuant to the D&O and subsequent orders, in 2017 and 2018, the Utilities filed project justification, status and cost reports; bottom-up, low-level analyses of the project’s benefits; and proposed performance metrics and tracking mechanism for passing the project’s benefits on to customers.
Over the past years, the Utilities collaborated with the Consumer Advocate to reach substantive agreement regarding the approach for delivering the $244 million in system benefits to customers. On September 17, 2018, Utilities provided the Consumer Advocate with their final drafts of the rate case-centric benefit delivery mechanism and ERP/EAM annual enterprise systems benefits report for its review. The parties will file these documents with the PUC upon final agreement.
Monthly reports on the status and costs of the project continue to be filed. The ERP/EAM Implementation Project went live in October 2018. In the Hawaiian Electric 2017 rate case, a settlement agreement approved by the PUC included authorization for the deferred project costs to accrue a return at 1.75% after the project goes into service and until the deferred project costs are included in rate base, and for amortization of the deferred costs to not begin until the amortization expense is incorporated in rates and the unamortized deferred project costs are included in rate base. As of September 30, 2018, the Project incurred costs of $73.3 million of which $12.9 million were charged to other operation and maintenance (O&M) expense, $2.6 million relate to capital costs and $57.8 million are deferred costs.
Schofield Generating Station Project. In June 2018, Hawaiian Electric placed into service a 50 MW utility owned and operated firm, renewable and dispatchable generation facility at Schofield Barracks. The project is located on land leased from the U.S. Army under a 35-year lease. PUC orders resulted in a project cost cap of $157.3 million of which capital costs up to $141.6 million (90% of the cost cap) are recoverable through the Major Project Interim Recovery (MPIR) adjustment mechanism. Recovery of capital costs under the MPIR adjustment mechanism was approved by the PUC on June 27, 2018. (See “Decoupling” section below for MPIR guidelines and capital cost recovery discussion.) A decision on recovery of related incremental operation and maintenance expense (approximately $1.8 million annualized) during the interim period (i.e., between the in-service date and the next rate case) is pending. Project costs incurred as of September 30, 2018 amounted to $142.5 million. Cost recovery of capital costs in excess of $141.6 million is to be addressed in the next general rate case.
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
In approving the project, the PUC agreed that the project is eligible for recovery of costs offset by related net benefits under the newly-established MPIR adjustment mechanism. (See “Decoupling” section below for MPIR guidelines and capital cost recovery discussion.) Hawaiian Electric has provided supplemental materials, as requested by the PUC, to support meeting the MPIR guidelines, accompanied by system performance guarantee and cost savings sharing mechanisms. A decision on these matters is pending.
Hawaiian Electric executed a fixed-price Engineering, Procurement, and Construction (EPC) contract for the project on December 6, 2017. The EPC contract includes the cost of the solar panels for the project, which is not subject to modification due to any tariffs that may be imposed under the current photovoltaic (PV) cell and module import tariffs. Construction of the facility began in the second quarter of 2018, and the facility is expected to be placed in service in the second quarter of 2019. Project costs incurred as of September 30, 2018 amounted to $28.6 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Telcom. The Utilities each had separate agreements for the joint ownership and maintenance of utility poles with Hawaiian Telcom, Inc. (Hawaiian Telcom), the respective county or counties in which each utility operates and other third parties, such as the State of Hawaii. The agreements set forth various circumstances requiring pole removal/installation/replacement and the sharing of costs among the joint pole owners. The agreements allowed for the cost of work done by one joint pole owner to be shared by the other joint pole owners based on the apportionment of costs in the agreements. The Utilities maintained, replaced and installed the majority of the jointly-owned poles in each of the respective service territories, and billed the other joint pole owners for their respective share of the costs. The counties and the State had been reimbursing the Utilities for their share of the costs. However, Hawaiian Telcom had been delinquent in reimbursing the Utilities for its share of the costs.
Hawaiian Telcom’s delinquency will be resolved by new agreements with Hawaiian Telcom approved by the PUC in October 2018. These new agreements provide for the purchase by the Utilities of Hawaiian Telcom’s interest in all the joint poles, and licensing and operating agreements between the Utilities and Hawaiian Telcom subsequent to the transfer of the joint pole interest to the Utilities. The Utilities’ consideration of approximately $48 million for acquiring Hawaiian Telcom’s interest in the poles will be offset in part by the receivables owed by Hawaiian Telcom to the Utilities. As of September 30, 2018, receivables from Hawaiian Telcom under the joint pole agreement, net of a reserve for a portion of the interest, were $17.4 million ($11.6 million at Hawaiian Electric, $4.7 million at Hawaii Electric Light, and $1.1 million at Maui Electric). The remaining consideration for acquiring Hawaiian Telcom’s interest in the joint poles will be settled through the set-off of current and future license fees due from Hawaiian Telcom, after which Hawaiian Telcom would make cash payments for license fees under the agreement.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. Although Maui Electric never operated at the Site or owned the Site property, after discussions with the EPA and the Hawaii Department of Health (DOH), Maui Electric agreed to undertake additional investigations at the Site and an adjacent parcel that Molokai Electric Company had used for equipment storage (the Adjacent Parcel) to determine the extent of environmental contamination. A 2011 assessment by a Maui Electric contractor of the Adjacent Parcel identified environmental impacts, including elevated polychlorinated biphenyls (PCBs) in the subsurface soils. In cooperation with the DOH and EPA, Maui Electric is further investigating the Site and the Adjacent Parcel to determine the extent of impacts of PCBs, residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.7 million as of September 30, 2018, representing the probable and reasonably estimable cost to complete the additional investigation and estimated cleanup costs at the Site and the Adjacent Parcel; however, final costs of remediation will depend on the results of continued investigation.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

As of September 30, 2018, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $4.6 million. The reserve represents the probable and reasonably estimable cost to complete the onshore and offshore investigations and the remediation of PCB contamination in the offshore sediment. The final remediation costs will depend on the assessment of potential source control requirements, as well as the further investigation of contaminated sediment offshore from the Waiau Power Plant by the Navy.
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
Rate adjustment mechanism. The RAM is based on the lesser of: a) an inflationary adjustment for certain O&M expenses and return on investment for certain rate base changes, or b) cumulative annual compounded increase in Gross Domestic Product Price Index applied to annualized target revenues (the RAM Cap). Annualized target revenues reset upon the issuance of an interim or final D&O in a rate case.
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
Projects eligible for recovery through the MPIR adjustment mechanism are major projects (i.e., projects with capital expenditures net of customer contributions in excess of $2.5 million), including, but not restricted to, renewable energy, energy efficiency, utility scale generation, grid modernization and smaller qualifying projects grouped into programs for review. The MPIR adjustment mechanism provides the opportunity to recover revenues for approved costs of eligible projects placed in service between general rate cases wherein cost recovery is limited by a revenue cap and is not provided by other effective recovery mechanisms. The request for PUC approval must include a business case and all costs that are allowed to be recovered through the MPIR adjustment mechanism must be offset by any related benefits. The guidelines provide for accrual of revenues approved for recovery upon in-service date to be collected from customers through the annual RBA tariff. Capital projects that are not recovered through the MPIR would be included in the RAM and be subject to the RAM Cap, until the next rate case when the Utilities would request recovery in base rates.
The PUC has approved recovery of capital costs under the MPIR for Schofield generation station, which would adjust revenues in July through December 2018 by $3.4 million and be collected in customer bills beginning in June 2019. A decision on recovery of related incremental O&M expenses is pending. In February 2019, Hawaiian Electric will file an MPIR for 2019 (which will accrue effective January 1, 2019) which will include the 2019 return on project amount (up to the capped amount) in rate base, depreciation and incremental O&M expenses (if approved for recovery by the PUC), for collection from June 2020 through May 2021.
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

•
Service Reliability Performance measured by System Average Interruption Duration and Frequency Indexes (penalties only). Target performance is based on each utility’s historical 10-year average performance with a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

deadband of one standard deviation. The maximum penalty for each performance index is 20 basis points applied to the common equity share of each respective utility’s approved rate base (or maximum penalties of approximately $6.7 million - for both indices in total for the three utilities).

•
Call Center Performance measured by the percentage of calls answered within 30 seconds. Target performance is based on the annual average performance for each utility for the most recent 8 quarters with a deadband of 3% above and below the target. The maximum penalty or incentive is 8 basis points applied to the common equity share of each respective utility’s approved rate base (or maximum penalties or incentives of approximately $1.3 million - in total for the three utilities).

•
Demand Response measured by the demand response resources acquired in 2018. The award is up to 5% of the aggregate annual contract value for cost-effective demand response capability contracted with aggregators by December 31, 2018. The maximum award is $0.5 million for the three utilities in total and there are no penalties. This incentive applies to one-time performance in 2018 only.

•
Procurement of low-cost variable renewable resources through the request for proposal process in 2018 measured by comparison of the procurement price to target prices. The incentive is a percentage of the savings determined by comparing procured price to a target of 11.5 cents per kilowatt-hour for renewable projects with storage capability and 9.5 cents per kilowatt-hour for energy-only renewable projects. There are two phases to this incentive. Phase 1 has an incentive of 20% of the savings for purchased power agreements filed by December 31, 2018 and subsequently approved by the PUC, with a cap of $3.5 million for the three utilities in total. Phase 2 has scaled incentives of 15%, 10% and 5% of the savings for purchased power agreements filed in January, February and March 2019, respectively, and subsequently approved by the PUC, with a cap of $3 million for the three utilities in total. There are no penalties.

Annual decoupling filings. The net annual incremental amounts to be collected (refunded) from June 1, 2018 through May 31, 2019 are as follows:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
2018 Annual incremental RAM adjusted revenues *	$13.8	$3.4	$2.0
Annual change in accrued RBA balance as of December 31, 2017 (and associated revenue taxes)	$6.6	$0.7	$3.2
2017 Tax Act Adjustment **	$—	$—	$(2.8)
Net annual incremental amount to be collected under the tariffs	$20.4	$4.1	$2.4
* The 2018 annual RAM adjusted revenues for Maui Electric terminated on August 23, 2018, the effective date of interim increase tariff rates that were implemented pursuant to the Interim D&O issued in the Maui Electric consolidated 2015 and 2018 rate case.
**   Maui Electric incorporated a $2.8 million adjustment into its 2018 annual decoupling filing to incorporate the impact of the lower corporate income tax rate and the exclusion of the domestic production activities deduction, as a result of the 2017 Tax Cuts and Jobs Act (the Tax Act). Tax adjustments for Hawaiian Electric and Hawaii Electric Light are described in the discussion below of their respective on-going rate cases.
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
The proceeding has two phases. Phase 1 examines the current regulatory framework and identifies those areas of utility performance that are deserving of further focus in Phase 2. The PUC provided staff reports to the parties, held technical workshops and the parties filed briefs on: 1) goals and outcomes and 2) assessment of the existing regulatory framework. Metrics will be discussed in late 2018, to be followed by a PUC staff proposal, parties’ statements of position, and a PUC order related to Phase 1, which is expected after March 2019. Phase 2 will address design and implementation of performance incentive mechanisms, revenue adjustment mechanisms and other regulatory reforms.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
Maui Electric consolidated 2015 and 2018 test year rate cases. In December 2014, Maui Electric submitted its 2015 test year rate case filing, proposing no change to its base rates. In August 2017, the PUC issued an order consolidating the Maui Electric filings for the 2015 and 2018 test year rate cases. In October 2017, Maui Electric filed its 2018 test year rate case application and in February 2018, Maui Electric filed revised schedules to reflect the adjustments resulting from the Tax Act.
On August 9, 2018, the PUC approved an interim rate increase based on a stipulated settlement between Maui Electric and the Consumer Advocate of $12.5 million over revenues at current effective rates based on 7.43% rate of return (which incorporates a ROACE of 9.5% and a capital structure that includes a 57% common equity capitalization) on a $462 million rate base, with the depreciation rates approved in July 2018. Interim rates were effective on August 23, 2018.
Hawaii Electric Light 2016 and 2019 test year rate cases. In September 2016, Hawaii Electric Light filed an application with the PUC for a general rate increase.
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
On October 5, 2018, Hawaii Electric Light filed a notice that it intends to file an application for a general rate increase on or after December 5, 2018 but before January 1, 2019.
Tax Cuts and Jobs Act impact on utility rates. The Utilities began tracking the impact of the Tax Cuts and Jobs Act of 2017 (Tax Act) as of January 1, 2018. Each Utility accrued regulatory liabilities for estimated tax savings from January 1 to the date incorporated in rates:

•	Hawaiian Electric incorporated the Tax Act reductions in rates (based on the 2017 test year rate case) effective April 13, 2018.

•	Hawaii Electric Light incorporated the Tax Act reductions (based on the 2016 test year rate case) effective May 1, 2018.

•	Maui Electric’s rates were adjusted for the Tax Act as follows:

◦	adjustments for the period January 1, 2018 through May 31, 2018 are in the annual Revenue Balancing Account adjustment, which became effective on June 1, 2018,

◦	adjustments for the period June 1, 2018 through August 22, 2018 are embedded in the Revenue Balancing Account, which will be incorporated in rates on June 1, 2019, and

◦	adjustments from August 23, 2018 and thereafter are incorporated in interim rates as a result of the 2018 test year rate case.
See discussion in “Decoupling” section above.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Condensed consolidating financial information. Hawaiian Electric is not required to provide separate financial statements or other disclosures concerning Hawaii Electric Light and Maui Electric to holders of the 2004 Debentures, which was issued by Hawaii Electric Light and Maui Electric to Trust III, since all of their voting capital stock is owned, and their obligations with respect to these securities have been fully and unconditionally guaranteed, on a subordinated basis, by Hawaiian Electric. Consolidating information is provided below for Hawaiian Electric and each of its subsidiaries for the periods ended and as of the dates indicated.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended September 30, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$488,210	98,981	100,273	—	(55)	$687,409
Expenses
Fuel oil	141,357	26,429	38,765	—	—	206,551
Purchased power	138,135	24,091	15,364	—	—	177,590
Other operation and maintenance	78,988	15,253	19,312	—	—	113,553
Depreciation	34,282	10,072	6,629	—	—	50,983
Taxes, other than income taxes	46,096	9,215	9,385	—	—	64,696
Total expenses	438,858	85,060	89,455	—	—	613,373
Operating income	49,352	13,921	10,818	—	(55)	74,036
Allowance for equity funds used during construction	1,648	39	275	—	—	1,962
Equity in earnings of subsidiaries	16,636	—	—	—	(16,636)	—
Retirement defined benefits expense—other than service costs	(475)	(104)	(103)	—	—	(682)
Interest expense and other charges, net	(13,542)	(3,026)	(2,455)	—	55	(18,968)
Allowance for borrowed funds used during construction	810	49	147	—	—	1,006
Income before income taxes	54,429	10,879	8,682	—	(16,636)	57,354
Income taxes	4,447	1,571	1,126	—	—	7,144
Net income	49,982	9,308	7,556	—	(16,636)	50,210
Preferred stock dividends of subsidiaries	—	133	95	—	—	228
Net income attributable to Hawaiian Electric	49,982	9,175	7,461	—	(16,636)	49,982
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$49,712	9,175	7,461	—	(16,636)	$49,712

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended September 30, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$49,712	9,175	7,461	—	(16,636)	$49,712
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	4,753	705	606	—	(1,311)	4,753
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(4,725)	(705)	(606)	—	1,311	(4,725)
Other comprehensive income, net of taxes	28	—	—	—	—	28
Comprehensive income attributable to common shareholder	$49,740	9,175	7,461	—	(16,636)	$49,740

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended September 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$429,267	84,334	85,198	—	(30)	$598,769
Expenses
Fuel oil	103,959	15,754	26,545	—	—	146,258
Purchased power	123,893	21,332	15,122	—	—	160,347
Other operation and maintenance	64,996	16,608	17,077	—	—	98,681
Depreciation	32,722	9,685	5,799	—	—	48,206
Taxes, other than income taxes	40,824	7,928	8,028	—	—	56,780
Total expenses	366,394	71,307	72,571	—	—	510,272
Operating income	62,873	13,027	12,627	—	(30)	88,497
Allowance for equity funds used during construction	3,108	167	207	—	—	3,482
Equity in earnings of subsidiaries	12,767	—	—	—	(12,767)	—
Retirement defined benefits expense—other than service costs	(1,225)	15	(211)	—	—	(1,421)
Interest expense and other charges, net	(11,786)	(2,899)	(2,252)	—	30	(16,907)
Allowance for borrowed funds used during construction	1,173	72	94	—	—	1,339
Income before income taxes	66,910	10,382	10,465	—	(12,767)	74,990
Income taxes	19,153	3,815	4,037	—	—	27,005
Net income	47,757	6,567	6,428	—	(12,767)	47,985
Preferred stock dividends of subsidiaries	—	133	95	—	—	228
Net income attributable to Hawaiian Electric	47,757	6,434	6,333	—	(12,767)	47,757
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$47,487	6,434	6,333	—	(12,767)	$47,487

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended September 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$47,487	6,434	6,333	—	(12,767)	$47,487
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	3,618	476	404	—	(880)	3,618
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(3,596)	(476)	(404)	—	880	(3,596)
Other comprehensive income, net of taxes	22	—	—	—	—	22
Comprehensive income attributable to common shareholder	$47,509	6,434	6,333	—	(12,767)	$47,509

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Nine months ended September 30, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,321,089	276,462	268,567	—	(156)	$1,865,962
Expenses
Fuel oil	375,862	64,348	105,026	—	—	545,236
Purchased power	367,317	72,589	38,332	—	—	478,238
Other operation and maintenance	228,773	50,366	54,666	—	—	333,805
Depreciation	103,112	30,165	18,533	—	—	151,810
Taxes, other than income taxes	125,214	25,835	25,275	—	—	176,324
Total expenses	1,200,278	243,303	241,832	—	—	1,685,413
Operating income	120,811	33,159	26,735	—	(156)	180,549
Allowance for equity funds used during construction	7,123	274	842	—	—	8,239
Equity in earnings of subsidiaries	35,041	—	—	—	(35,041)	—
Retirement defined benefits expense—other than service costs	(2,091)	(312)	(531)	—	—	(2,934)
Interest expense and other charges, net	(38,967)	(8,855)	(7,156)	—	156	(54,822)
Allowance for borrowed funds used during construction	3,198	190	427	—	—	3,815
Income before income taxes	125,115	24,456	20,317	—	(35,041)	134,847
Income taxes	15,949	5,017	4,029	—	—	24,995
Net income	109,166	19,439	16,288	—	(35,041)	109,852
Preferred stock dividends of subsidiaries	—	400	286	—	—	686
Net income attributable to Hawaiian Electric	109,166	19,039	16,002	—	(35,041)	109,166
Preferred stock dividends of Hawaiian Electric	810	—	—	—	—	810
Net income for common stock	$108,356	19,039	16,002	—	(35,041)	$108,356

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Nine months ended September 30, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$108,356	19,039	16,002	—	(35,041)	$108,356
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	14,259	2,114	1,817	—	(3,931)	14,259
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(14,174)	(2,113)	(1,817)	—	3,930	(14,174)
Other comprehensive income, net of taxes	85	1	—	—	(1)	85
Comprehensive income attributable to common shareholder	$108,441	19,040	16,002	—	(35,042)	$108,441

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Nine months ended September 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,186,524	245,026	242,756	—	(51)	$1,674,255
Expenses
Fuel oil	301,774	47,486	82,527	—	—	431,787
Purchased power	340,498	63,403	36,637	—	—	440,538
Other operation and maintenance	200,648	49,850	51,939	—	—	302,437
Depreciation	98,167	29,056	17,355	—	—	144,578
Taxes, other than income taxes	113,483	23,080	23,012	—	—	159,575
Total expenses	1,054,570	212,875	211,470	—	—	1,478,915
Operating income	131,954	32,151	31,286	—	(51)	195,340
Allowance for equity funds used during construction	7,823	416	669	—	—	8,908
Equity in earnings of subsidiaries	29,306	—	—	—	(29,306)	—
Retirement defined benefits expense—other than service costs	(3,812)	183	(650)	—	—	(4,279)
Interest expense and other charges, net	(36,405)	(8,899)	(7,372)	—	51	(52,625)
Allowance for borrowed funds used during construction	2,910	172	289	—	—	3,371
Income before income taxes	131,776	24,023	24,222	—	(29,306)	150,715
Income taxes	36,370	8,973	9,280	—	—	54,623
Net income	95,406	15,050	14,942	—	(29,306)	96,092
Preferred stock dividends of subsidiaries	—	400	286	—	—	686
Net income attributable to Hawaiian Electric	95,406	14,650	14,656	—	(29,306)	95,406
Preferred stock dividends of Hawaiian Electric	810	—	—	—	—	810
Net income for common stock	$94,596	14,650	14,656	—	(29,306)	$94,596

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Nine months ended September 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$94,596	14,650	14,656	—	(29,306)	$94,596
Other comprehensive income (loss), net of taxes:
Derivatives qualifying as cash flow hedges:
Reclassification adjustment to net income, net of taxes	454	—	—	—	—	454
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	10,857	1,428	1,214	—	(2,642)	10,857
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(10,790)	(1,427)	(1,214)	—	2,641	(10,790)
Other comprehensive income, net of taxes	521	1	—	—	(1)	521
Comprehensive income attributable to common shareholder	$95,117	14,651	14,656	—	(29,307)	$95,117

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
September 30, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$44,030	5,873	3,612	—	—	$53,515
Plant and equipment	4,404,946	1,227,530	1,087,570	—	—	6,720,046
Less accumulated depreciation	(1,513,351)	(541,451)	(512,906)	—	—	(2,567,708)
Construction in progress	154,566	11,060	27,460	—	—	193,086
Utility property, plant and equipment, net	3,090,191	703,012	605,736	—	—	4,398,939
Nonutility property, plant and equipment, less accumulated depreciation	5,933	115	1,532	—	—	7,580
Total property, plant and equipment, net	3,096,124	703,127	607,268	—	—	4,406,519
Investment in wholly owned subsidiaries, at equity	571,574	—	—	—	(571,574)	—
Current assets
Cash and cash equivalents	3,867	3,027	229	101	—	7,224
Advances to affiliates	2,000	—	—	—	(2,000)	—
Customer accounts receivable, net	124,792	29,364	24,629	—	—	178,785
Accrued unbilled revenues, net	94,956	15,810	16,936	—	—	127,702
Other accounts receivable, net	10,312	1,352	1,069	—	(9,355)	3,378
Fuel oil stock, at average cost	61,110	11,483	19,229	—	—	91,822
Materials and supplies, at average cost	32,407	7,840	18,260	—	—	58,507
Prepayments and other	44,458	8,604	7,670	—	—	60,732
Regulatory assets	75,541	6,217	7,672	—	—	89,430
Total current assets	449,443	83,697	95,694	101	(11,355)	617,580
Other long-term assets
Regulatory assets	527,650	115,114	98,730	—	—	741,494
Other	77,899	20,363	18,272	—	—	116,534
Total other long-term assets	605,549	135,477	117,002	—	—	858,028
Total assets	$4,722,690	922,301	819,964	101	(582,929)	$5,882,127
Capitalization and liabilities
Capitalization
Common stock equity	$1,876,237	294,220	277,253	101	(571,574)	$1,876,237
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,000,020	217,724	200,887	—	—	1,418,631
Total capitalization	2,898,550	518,944	483,140	101	(571,574)	3,329,161
Current liabilities
Current portion of long-term debt	29,996	10,998	8,999	—	—	49,993
Short-term borrowings from non-affiliates	85,913	—	—	—	—	85,913
Short-term borrowings from affiliate	—	—	2,000	—	(2,000)	—
Accounts payable	90,937	12,289	19,706	—	—	122,932
Interest and preferred dividends payable	19,994	4,243	4,030	—	(9)	28,258
Taxes accrued	136,485	30,829	28,462	—	—	195,776
Regulatory liabilities	3,124	2,850	4,185	—	—	10,159
Other	64,697	9,594	16,109	—	(9,346)	81,054
Total current liabilities	431,146	70,803	83,491	—	(11,355)	574,085
Deferred credits and other liabilities
Deferred income taxes	285,789	56,417	58,863	—	—	401,069
Regulatory liabilities	649,761	174,739	97,693	—	—	922,193
Unamortized tax credits	61,299	16,271	15,503	—	—	93,073
Defined benefit pension and other postretirement benefit plans liability	332,743	64,026	63,510	—	—	460,279
Other	63,402	21,101	17,764	—	—	102,267
Total deferred credits and other liabilities	1,392,994	332,554	253,333	—	—	1,978,881
Total capitalization and liabilities	$4,722,690	922,301	819,964	101	(582,929)	$5,882,127

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Nine months ended September 30, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2017	$1,845,283	286,647	270,265	101	(557,013)	$1,845,283
Net income for common stock	108,356	19,039	16,002	—	(35,041)	108,356
Other comprehensive income, net of taxes	85	1	—	—	(1)	85
Common stock dividends	(77,479)	(11,467)	(9,014)	—	20,481	(77,479)
Common stock issuance expenses	(8)	—	—	—	—	(8)
Balance, September 30, 2018	$1,876,237	294,220	277,253	101	(571,574)	$1,876,237

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Nine months ended September 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2016	$1,799,787	291,291	259,554	101	(550,946)	$1,799,787
Net income for common stock	94,596	14,650	14,656	—	(29,306)	94,596
Other comprehensive income, net of taxes	521	1	—	—	(1)	521
Common stock dividends	(65,825)	(11,622)	(8,959)	—	20,581	(65,825)
Common stock issuance expenses	(4)	(1)	—	—	1	(4)
Balance, September 30, 2017	$1,829,075	294,319	265,251	101	(559,671)	$1,829,075

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$109,166	19,439	16,288	—	(35,041)	$109,852
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(35,116)	—	—	—	35,041	(75)
Common stock dividends received from subsidiaries	20,531	—	—	—	(20,481)	50
Depreciation of property, plant and equipment	103,112	30,165	18,533	—	—	151,810
Other amortization	15,159	3,992	672	—	—	19,823
Deferred income taxes	7,182	1,195	4,458	—	—	12,835
Allowance for equity funds used during construction	(7,123)	(274)	(842)	—	—	(8,239)
Other	(1,227)	(315)	(410)	—	—	(1,952)
Changes in assets and liabilities:
Increase in accounts receivable	(41,566)	(6,738)	(6,499)	—	1,664	(53,139)
Decrease (increase) in accrued unbilled revenues	(17,780)	130	(2,998)	—	—	(20,648)
Decrease (increase) in fuel oil stock	3,862	(2,785)	(6,026)	—	—	(4,949)
Decrease (increase) in materials and supplies	(4,082)	201	(229)	—	—	(4,110)
Increase in regulatory assets	(1,704)	(2,245)	(2,525)	—	—	(6,474)
Increase (decrease) in accounts payable	(10,541)	234	1,595	—	—	(8,712)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(20,949)	(9,828)	(6,029)	—	(331)	(37,137)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	6,018	(570)	440	—	—	5,888
Change in other assets and liabilities	34,934	2,602	3,027	—	(1,664)	38,899
Net cash provided by operating activities	159,876	35,203	19,455	—	(20,812)	193,722
Cash flows from investing activities
Capital expenditures	(245,393)	(43,417)	(45,920)	—	—	(334,730)
Contributions in aid of construction	19,486	2,960	1,915	—	—	24,361
Other	4,518	1,177	3,785	—	331	9,811
Advances (to) from affiliates	(2,000)	—	12,000	—	(10,000)	—
Net cash used in investing activities	(223,389)	(39,280)	(28,220)	—	(9,669)	(300,558)
Cash flows from financing activities
Common stock dividends	(77,479)	(11,467)	(9,014)	—	20,481	(77,479)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Proceeds from issuance of long-term debt	75,000	15,000	10,000	—	—	100,000
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	68,914	—	2,000	—	10,000	80,914
Other	(304)	(54)	(38)	—	—	(396)
Net cash provided by financing activities	65,321	3,079	2,662	—	30,481	101,543
Net increase (decrease) in cash and cash equivalents	1,808	(998)	(6,103)	—	—	(5,293)
Cash and cash equivalents, beginning of period	2,059	4,025	6,332	101	—	12,517
Cash and cash equivalents, end of period	$3,867	3,027	229	101	—	$7,224

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$95,406	15,050	14,942	—	(29,306)	$96,092
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(29,381)	—	—	—	29,306	(75)
Common stock dividends received from subsidiaries	20,656	—	—	—	(20,581)	75
Depreciation of property, plant and equipment	98,167	29,056	17,355	—	—	144,578
Other amortization	2,168	1,718	2,232	—	—	6,118
Deferred income taxes	12,166	5,237	7,493	—	4,641	29,537
Allowance for equity funds used during construction	(7,823)	(416)	(669)	—	—	(8,908)
Other	216	566	(256)	—	—	526
Changes in assets and liabilities:
Increase in accounts receivable	(6,114)	(1,127)	(1,912)	—	1,066	(8,087)
Increase in accrued unbilled revenues	(14,823)	(1,581)	(1,610)	—	—	(18,014)
Decrease (increase) in fuel oil stock	6,779	195	(797)	—	—	6,177
Decrease (increase) in materials and supplies	1,063	(1,580)	(1,763)	—	—	(2,280)
Decrease (increase) in regulatory assets	9,471	(2,935)	(2,614)	—	—	3,922
Increase (decrease) in accounts payable	7,010	(2,660)	1,780	—	—	6,130
Change in prepaid and accrued income taxes, tax credits and revenue taxes	10,920	(758)	210	—	(5,081)	5,291
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	532	39	(118)	—	—	453
Change in other assets and liabilities	(2,709)	1,059	54	—	(1,066)	(2,662)
Net cash provided by operating activities	203,704	41,863	34,327	—	(21,021)	258,873
Cash flows from investing activities
Capital expenditures	(236,727)	(36,700)	(33,548)	—	—	(306,975)
Contributions in aid of construction	34,787	3,460	2,356	—	—	40,603
Other	6,089	871	714	—	440	8,114
Advances (to) from affiliates	—	(3,100)	6,000	—	(2,900)	—
Net cash used in investing activities	(195,851)	(35,469)	(24,478)	—	(2,460)	(258,258)
Cash flows from financing activities
Common stock dividends	(65,825)	(11,622)	(8,959)	—	20,581	(65,825)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Proceeds from issuance of special purpose revenue bonds	162,000	28,000	75,000	—		265,000
Funds transferred for redemption of special purpose revenue bonds	(162,000)	(28,000)	(75,000)	—	—	(265,000)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	3,100	—	—	—	2,900	6,000
Other	(2,252)	(407)	(934)	—	—	(3,593)
Net cash used in financing activities	(65,787)	(12,429)	(10,179)	—	23,481	(64,914)
Net decrease in cash and cash equivalents	(57,934)	(6,035)	(330)	—	—	(64,299)
Cash and cash equivalents, beginning of period	61,388	10,749	2,048	101	—	74,286
Cash and cash equivalents, end of period	$3,454	4,714	1,718	101	—	$9,987

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 4 · Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income Data

	Three months ended September 30		Nine months ended September 30
(in thousands)	2018	2017	2018	2017
Interest and dividend income
Interest and fees on loans	$55,885	$52,210	$163,318	$155,269
Interest and dividends on investment securities	9,300	6,850	27,130	20,593
Total interest and dividend income	65,185	59,060	190,448	175,862
Interest expense
Interest on deposit liabilities	3,635	2,444	9,876	6,858
Interest on other borrowings	404	470	1,293	2,110
Total interest expense	4,039	2,914	11,169	8,968
Net interest income	61,146	56,146	179,279	166,894
Provision for loan losses	6,033	490	12,337	7,231
Net interest income after provision for loan losses	55,113	55,656	166,942	159,663
Noninterest income
Fees from other financial services	4,543	5,635	13,941	17,055
Fee income on deposit liabilities	5,454	5,533	15,781	16,526
Fee income on other financial products	1,746	1,904	5,075	5,741
Bank-owned life insurance	2,663	1,257	4,667	4,165
Mortgage banking income	169	520	1,399	1,896
Other income, net	736	380	1,708	1,229
Total noninterest income	15,311	15,229	42,571	46,612
Noninterest expense
Compensation and employee benefits	23,952	23,512	72,047	71,095
Occupancy	4,363	4,284	12,837	12,623
Data processing	3,583	3,262	10,587	9,749
Services	2,485	2,863	8,560	7,989
Equipment	1,783	1,814	5,385	5,333
Office supplies, printing and postage	1,556	1,444	4,554	4,506
Marketing	993	934	2,723	2,290
FDIC insurance	638	746	2,078	2,296
Other expense	4,240	5,262	12,897	14,674
Total noninterest expense	43,593	44,121	131,668	130,555
Income before income taxes	26,831	26,764	77,845	75,720
Income taxes	5,610	9,172	17,103	25,582
Net income	$21,221	$17,592	$60,742	$50,138

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Reconciliation to amounts per HEI Condensed Consolidated Statements of Income*:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2018	2017	2018	2017
Interest and dividend income	65,185	59,060	$190,448	$175,862
Noninterest income	15,311	15,229	42,571	46,612
*Revenues-Bank	80,496	74,289	233,019	222,474
Total interest expense	4,039	2,914	11,169	8,968
Provision for loan losses	6,033	490	12,337	7,231
Noninterest expense	43,593	44,121	131,668	130,555
Less: Retirement defined benefits expense—other than service costs	(433)	(212)	(1,223)	(608)
*Expenses-Bank	53,232	47,313	153,951	146,146
*Operating income-Bank	27,264	26,976	79,068	76,328
Add back: Retirement defined benefits expense—other than service costs	433	212	1,223	608
Income before income taxes	$26,831	$26,764	$77,845	$75,720

American Savings Bank, F.S.B.
Statements of Comprehensive Income Data

	Three months ended September 30		Nine months ended September 30
(in thousands)	2018	2017	2018	2017
Net income	$21,221	$17,592	$60,742	$50,138
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of tax benefits (taxes) of $1,876, $(137), $8,335 and $(1,619), respectively	(5,123)	208	(22,768)	2,452
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $141, $138, $968 and $675, respectively	382	209	1,970	1,023
Other comprehensive income (loss), net of taxes	(4,741)	417	(20,798)	3,475
Comprehensive income	$16,480	$18,009	$39,944	$53,613

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	September 30, 2018		December 31, 2017
Assets
Cash and due from banks		$119,453		$140,934
Interest-bearing deposits		39,575		93,165
Investment securities
Available-for-sale, at fair value		1,387,571		1,401,198
Held-to-maturity, at amortized cost (fair value of $99,929 and $44,412, respectively)		102,498		44,515
Stock in Federal Home Loan Bank, at cost		8,158		9,706
Loans held for investment		4,754,359		4,670,768
Allowance for loan losses		(54,127)		(53,637)
Net loans		4,700,232		4,617,131
Loans held for sale, at lower of cost or fair value		1,036		11,250
Other		488,743		398,570
Goodwill		82,190		82,190
Total assets		$6,929,456		$6,798,659
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$1,789,351		$1,760,233
Deposit liabilities—interest-bearing		4,341,064		4,130,364
Other borrowings		71,110		190,859
Other		115,401		110,356
Total liabilities		6,316,926		6,191,812
Commitments and contingencies
Common stock		1		1
Additional paid in capital		346,757		345,018
Retained earnings		317,519		292,957
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(37,719)		$(14,951)
Retirement benefit plans	(14,028)	(51,747)	(16,178)	(31,129)
Total shareholder’s equity		612,530		606,847
Total liabilities and shareholder’s equity		$6,929,456		$6,798,659

Other assets
Bank-owned life insurance		$150,772		$148,775
Premises and equipment, net		203,062		136,270
Prepaid expenses		5,477		3,961
Accrued interest receivable		19,818		18,724
Mortgage-servicing rights		8,426		8,639
Low-income housing equity investments		69,865		59,016
Real estate acquired in settlement of loans, net		438		133
Other		30,885		23,052
		$488,743		$398,570
Other liabilities
Accrued expenses		$56,830		$39,312
Federal and state income taxes payable		1,287		3,736
Cashier’s checks		23,711		27,000
Advance payments by borrowers		4,998		10,245
Other		28,575		30,063
		$115,401		$110,356

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of $71 million and nil, respectively, as of September 30, 2018 and $141 million and $50 million, respectively, as of December 31, 2017.
Investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
September 30, 2018
Available-for-sale
U.S. Treasury and federal agency obligations	$175,144	$24	$(4,754)	$170,414	11	$67,258	$(1,339)	17	$93,132	$(3,415)
Mortgage-related securities- FNMA, FHLMC and GNMA	1,195,492	292	(47,094)	1,148,690	59	473,714	(13,996)	111	666,149	(33,098)
Corporate bonds	49,378	46	(41)	49,383	5	22,839	(41)	—	—	—
Mortgage revenue bonds	19,084	—	—	19,084	—	—	—	—	—	—
	$1,439,098	$362	$(51,889)	$1,387,571	75	$563,811	$(15,376)	128	$759,281	$(36,513)
Held-to-maturity
Mortgage-related securities- FNMA, FHLMC and GNMA	$102,498	$—	$(2,569)	$99,929	7	$99,929	$(2,569)	—	$—	$—
	$102,498	$—	$(2,569)	$99,929	7	$99,929	$(2,569)	—	$—	$—
December 31, 2017
Available-for-sale
U.S. Treasury and federal agency obligations	$185,891	$438	$(2,031)	$184,298	15	$83,137	$(825)	8	$62,296	$(1,206)
Mortgage-related securities- FNMA, FHLMC and GNMA	1,220,304	793	(19,624)	1,201,473	67	653,635	(6,839)	77	459,912	(12,785)
Mortgage revenue bond	15,427	—	—	15,427	—	—	—	—	—	—
	$1,421,622	$1,231	$(21,655)	$1,401,198	82	$736,772	$(7,664)	85	$522,208	$(13,991)
Held-to-maturity
Mortgage-related securities- FNMA, FHLMC and GNMA	$44,515	$1	$(104)	$44,412	2	$35,744	$(104)	—	$—	$—
	$44,515	$1	$(104)	$44,412	2	$35,744	$(104)	—	$—	$—
ASB does not believe that the investment securities that were in an unrealized loss position at September 30, 2018, represent an other-than-temporary impairment (OTTI). Total gross unrealized losses were primarily attributable to rising interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities. The contractual cash flows of the U.S. Treasury, federal agency obligations and mortgage-related securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. The corporate bonds are all investment grade and rated A- or higher. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB did not recognize OTTI for the quarters and nine months ended September 30, 2018 and 2017.
U.S. Treasury, federal agency obligations, corporate bonds, and mortgage revenue bonds have contractual terms to maturity. Mortgage-related securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The contractual maturities of investment securities were as follows:

September 30, 2018	Amortized cost	Fair value
(in thousands)
Available-for-sale
Due in one year or less	$25,004	$24,896
Due after one year through five years	108,364	106,774
Due after five years through ten years	82,720	80,439
Due after ten years	27,518	26,772
	243,606	238,881
Mortgage-related securities-FNMA, FHLMC and GNMA	1,195,492	1,148,690
Total available-for-sale securities	$1,439,098	$1,387,571
Held-to-maturity
Mortgage-related securities-FNMA, FHLMC and GNMA	$102,498	$99,929
Total held-to-maturity securities	$102,498	$99,929
Proceeds from the sale of available-for-sale securities were nil for both the three and nine months ended September 30, 2018 and 2017. Gross realized gains and losses were nil for both the three and nine months ended September 30, 2018 and 2017.
Loans. The components of loans were summarized as follows:

	September 30, 2018	December 31, 2017
(in thousands)
Real estate:
Residential 1-4 family	$2,110,489	$2,118,047
Commercial real estate	733,749	733,106
Home equity line of credit	949,872	913,052
Residential land	12,982	15,797
Commercial construction	112,838	108,273
Residential construction	13,441	14,910
Total real estate	3,933,371	3,903,185
Commercial	574,243	544,828
Consumer	247,058	223,564
Total loans	4,754,672	4,671,577
Less: Deferred fees and discounts	(313)	(809)
Allowance for loan losses	(54,127)	(53,637)
Total loans, net	$4,700,232	$4,617,131
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Allowance for loan losses.  The allowance for loan losses (balances and changes) and financing receivables were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Unallo-cated	Total
Three months ended September 30, 2018
Allowance for loan losses:
Beginning balance	$2,939	$15,298	$7,334	$642	$4,616	$4	$10,161	$11,809	$—	$52,803
Charge-offs	—	—	(80)	(1)	—	—	(788)	(4,508)	—	(5,377)
Recoveries	5	—	71	122	—	—	105	365	—	668
Provision	(623)	(1,033)	(347)	(296)	(356)	—	1,255	7,433	—	6,033
Ending balance	$2,321	$14,265	$6,978	$467	$4,260	$4	$10,733	$15,099	$—	$54,127
Three months ended September 30, 2017
Allowance for loan losses:
Beginning balance	$3,130	$18,840	$5,527	$1,264	$4,706	$9	$14,552	$8,328	$—	$56,356
Charge-offs	(522)	—	—	—	—	—	(1,215)	(3,160)	—	(4,897)
Recoveries	33	—	164	259	—	—	326	316	—	1,098
Provision	347	(2,800)	(36)	(141)	370	2	(595)	3,343	—	490
Ending balance	$2,988	$16,040	$5,655	$1,382	$5,076	$11	$13,068	$8,827	$—	$53,047
Nine months ended September 30, 2018
Allowance for loan losses:
Beginning balance	$2,902	$15,796	$7,522	$896	$4,671	$12	$10,851	$10,987	$—	$53,637
Charge-offs	(31)	—	(224)	(18)	—	—	(1,930)	(12,628)	—	(14,831)
Recoveries	73	—	98	173	—	—	1,555	1,085	—	2,984
Provision	(623)	(1,531)	(418)	(584)	(411)	(8)	257	15,655	—	12,337
Ending balance	$2,321	$14,265	$6,978	$467	$4,260	$4	$10,733	$15,099	$—	$54,127
September 30, 2018
Ending balance: individually evaluated for impairment	$1,020	$51	$1,088	$—	$—	$—	$728	$3		$2,890
Ending balance: collectively evaluated for impairment	$1,301	$14,214	$5,890	$467	$4,260	$4	$10,005	$15,096	$—	$51,237
Financing Receivables:
Ending balance	$2,110,489	$733,749	$949,872	$12,982	$112,838	$13,441	$574,243	$247,058		$4,754,672
Ending balance: individually evaluated for impairment	$17,703	$981	$14,602	$2,057	$—	$—	$5,727	$90		$41,160
Ending balance: collectively evaluated for impairment	$2,092,786	$732,768	$935,270	$10,925	$112,838	$13,441	$568,516	$246,968		$4,713,512
Nine months ended September 30, 2017
Allowance for loan losses:
Beginning balance	$2,873	$16,004	$5,039	$1,738	$6,449	$12	$16,618	$6,800	$—	$55,533
Charge-offs	(528)	—	(14)	(92)	—	—	(3,477)	(8,360)	—	(12,471)
Recoveries	91	—	294	477	—	—	922	970	—	2,754
Provision	552	36	336	(741)	(1,373)	(1)	(995)	9,417	—	7,231
Ending balance	$2,988	$16,040	$5,655	$1,382	$5,076	$11	$13,068	$8,827	$—	$53,047
December 31, 2017
Ending balance: individually evaluated for impairment	$1,248	$65	$647	$47	$—	$—	$694	$29		$2,730
Ending balance: collectively evaluated for impairment	$1,654	$15,731	$6,875	$849	$4,671	$12	$10,157	$10,958	$—	$50,907
Financing Receivables:
Ending balance	$2,118,047	$733,106	$913,052	$15,797	$108,273	$14,910	$544,828	$223,564		$4,671,577
Ending balance: individually evaluated for impairment	$18,284	$1,016	$8,188	$1,265	$—	$—	$4,574	$66		$33,393
Ending balance: collectively evaluated for impairment	$2,099,763	$732,090	$904,864	$14,532	$108,273	$14,910	$540,254	$223,498		$4,638,184

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
The credit risk profile by internally assigned grade for loans was as follows:

	September 30, 2018			December 31, 2017
(in thousands)	Commercial real estate	Commercial construction	Commercial	Commercial real estate	Commercial construction	Commercial
Grade:
Pass	$651,524	$88,049	$523,335	$630,877	$83,757	$492,942
Special mention	35,642	22,500	18,512	49,347	22,500	27,997
Substandard	46,583	2,289	32,396	52,882	2,016	23,421
Doubtful	—	—	—	—	—	468
Loss	—	—	—	—	—	—
Total	$733,749	$112,838	$574,243	$733,106	$108,273	$544,828

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
September 30, 2018
Real estate:
Residential 1-4 family	$2,000	$2,254	$4,132	$8,386	$2,102,103	$2,110,489	$—
Commercial real estate	—	—	—	—	733,749	733,749	—
Home equity line of credit	1,375	493	3,194	5,062	944,810	949,872	—
Residential land	—	—	418	418	12,564	12,982	—
Commercial construction	—	—	—	—	112,838	112,838	—
Residential construction	—	—	—	—	13,441	13,441	—
Commercial	1,053	417	463	1,933	572,310	574,243	—
Consumer	4,679	2,200	1,969	8,848	238,210	247,058	—
Total loans	$9,107	$5,364	$10,176	$24,647	$4,730,025	$4,754,672	$—
December 31, 2017
Real estate:
Residential 1-4 family	$1,532	$1,715	$5,071	$8,318	$2,109,729	$2,118,047	$—
Commercial real estate	—	—	—	—	733,106	733,106	—
Home equity line of credit	425	114	2,051	2,590	910,462	913,052	—
Residential land	23	—	625	648	15,149	15,797	—
Commercial construction	—	—	—	—	108,273	108,273	—
Residential construction	—	—	—	—	14,910	14,910	—
Commercial	1,825	2,025	730	4,580	540,248	544,828	—
Consumer	3,432	2,159	1,876	7,467	216,097	223,564	—
Total loans	$7,237	$6,013	$10,353	$23,603	$4,647,974	$4,671,577	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The credit risk profile based on nonaccrual loans, accruing loans 90 days or more past due and troubled debt restructuring (TDR) loans was as follows:

(in thousands)	September 30, 2018	December 31, 2017
Real estate:
Residential 1-4 family	$12,768	$12,598
Commercial real estate	—	—
Home equity line of credit	7,191	4,466
Residential land	516	841
Commercial construction	—	—
Residential construction	—	—
Commercial	4,176	3,069
Consumer	3,266	2,617
Total nonaccrual loans	$27,917	$23,591
Real estate:
Residential 1-4 family	$—	$—
Commercial real estate	—	—
Home equity line of credit	—	—
Residential land	—	—
Commercial construction	—	—
Residential construction	—	—
Commercial	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	$—	$—
Real estate:
Residential 1-4 family	$10,701	$10,982
Commercial real estate	981	1,016
Home equity line of credit	11,131	6,584
Residential land	1,542	425
Commercial construction	—	—
Residential construction	—	—
Commercial	1,806	1,741
Consumer	63	66
Total troubled debt restructured loans not included above	$26,224	$20,814

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

	September 30, 2018			Three months ended September 30, 2018		Nine months ended September 30, 2018
(in thousands)	Recorded investment	Unpaid principal balance	Related Allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$8,689	$9,200	$—	$8,940	$239	$8,779	$396
Commercial real estate	—	—	—	—	—	—	—
Home equity line of credit	2,359	2,714	—	2,234	23	2,103	35
Residential land	2,057	2,256	—	1,773	6	1,358	16
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	3,948	4,915	—	3,915	6	3,099	26
Consumer	32	32	—	33	—	18	—
	$17,085	$19,117	$—	$16,895	$274	$15,357	$473
With an allowance recorded
Real estate:
Residential 1-4 family	$9,014	$9,218	$1,020	$8,820	$84	$8,909	$274
Commercial real estate	981	981	51	985	11	997	32
Home equity line of credit	12,243	12,327	1,088	12,090	111	10,083	288
Residential land	—	—	—	20	—	45	3
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	1,779	1,779	728	1,774	28	1,824	94
Consumer	58	58	3	57	1	58	3
	$24,075	$24,363	$2,890	$23,746	$235	$21,916	$694
Total
Real estate:
Residential 1-4 family	$17,703	$18,418	$1,020	$17,760	$323	$17,688	$670
Commercial real estate	981	981	51	985	11	997	32
Home equity line of credit	14,602	15,041	1,088	14,324	134	12,186	323
Residential land	2,057	2,256	—	1,793	6	1,403	19
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	5,727	6,694	728	5,689	34	4,923	120
Consumer	90	90	3	90	1	76	3
	$41,160	$43,480	$2,890	$40,641	$509	$37,273	$1,167

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	December 31, 2017			Three months ended September 30, 2017		Nine months ended September 30, 2017
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$9,097	$9,644	$—	$9,650	$70	$9,503	$230
Commercial real estate	—	—	—	—	—	121	11
Home equity line of credit	1,496	1,789	—	1,918	32	2,108	97
Residential land	1,143	1,434	—	1,209	73	1,080	107
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	2,328	3,166	—	1,808	29	2,888	37
Consumer	8	8	—	—	—	—	—
	$14,072	$16,041	$—	$14,585	$204	$15,700	$482
With an allowance recorded
Real estate:
Residential 1-4 family	$9,187	$9,390	$1,248	$9,788	$97	$9,963	$333
Commercial real estate	1,016	1,016	65	1,284	13	1,292	41
Home equity line of credit	6,692	6,736	647	5,076	68	4,670	164
Residential land	122	122	47	1,251	12	1,620	73
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	2,246	2,252	694	2,482	225	4,104	694
Consumer	58	58	29	67	1	55	2
	$19,321	$19,574	$2,730	$19,948	$416	$21,704	$1,307
Total
Real estate:
Residential 1-4 family	$18,284	$19,034	$1,248	$19,438	$167	$19,466	$563
Commercial real estate	1,016	1,016	65	1,284	13	1,413	52
Home equity line of credit	8,188	8,525	647	6,994	100	6,778	261
Residential land	1,265	1,556	47	2,460	85	2,700	180
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	4,574	5,418	694	4,290	254	6,992	731
Consumer	66	66	29	67	1	55	2
	$33,393	$35,615	$2,730	$34,533	$620	$37,404	$1,789

*	Since loan was classified as impaired.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Loan modifications that occurred during the third quarters and first nine months of 2018 and 2017 and the impact on the allowance for loan losses were as follows:

	Three months ended September 30, 2018				Nine months ended September 30, 2018
	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance
(dollars in thousands)		Pre-modification	Post-modification	(as of period end)		Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	3	$632	$649	$1	4	$971	$993	$17
Commercial real estate	—	—	—	—	—	—	—	—
Home equity line of credit	16	1,584	1,585	263	55	7,092	7,097	1,205
Residential land	3	1,562	1,568	—	4	1,671	1,677	—
Commercial construction	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Commercial	6	256	256	134	13	2,550	2,550	176
Consumer	—	—	—	—	—	—	—	—
	28	$4,034	$4,058	$398	76	$12,284	$12,317	$1,398

	Three months ended September 30, 2017				Nine months ended September 30, 2017
	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance
(dollars in thousands)		Pre-modification	Post-modification	(as of period end)		Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	2	$83	$83	$—	7	$955	$963	$45
Commercial real estate	—	—	—	—	—	—	—	—
Home equity line of credit	15	862	862	184	28	1,386	1,372	277
Residential land	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Commercial	1	330	330	38	2	672	672	38
Consumer	—	—	—	—	1	59	59	27
	18	$1,275	$1,275	$222	38	$3,072	$3,066	$387

[1]	The reported balances include loans that became TDR during the period, and were fully paid-off, charged-off, or sold prior to period end.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Loans modified in TDRs that experienced a payment default of 90 days or more during the third quarters and first nine months of 2018 and 2017, and for which the payment of default occurred within one year of the modification, were as follows:

	Three months ended September 30, 2018		Nine months ended September 30, 2018
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate:
Residential 1-4 family	—	$—	—	$—
Commercial real estate	—	—	—	—
Home equity line of credit	—	—	1	81
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	—	—	1	291
Consumer	—	—	—	—
	—	$—	2	$372

	Three months ended September 30, 2017		Nine months ended September 30, 2017
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate:
Residential 1-4 family	—	$—	1	$222
Commercial real estate	—	—	—	—
Home equity line of credit	—	—	—	—
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
	—	$—	1	$222
If loans modified in a TDR subsequently default, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled $0.06 million and nil at September 30, 2018 and December 31, 2017, respectively.
The Company had $5.0 million and $4.3 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at September 30, 2018 and December 31, 2017, respectively.
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $31.9 million and $39.8 million for the three months ended September 30, 2018 and 2017 and $109.3 million and $119.7 million for the nine months ended September 30, 2018 and 2017, respectively, and recognized gains on such sales of $0.2 million and $0.5 million for the three months ended September 30, 2018 and 2017 and $1.4 million and $1.9 million for the nine months ended September 30, 2018 and 2017, respectively.
There were no repurchased mortgage loans for the three and nine months ended September 30, 2018 and 2017. The repurchase reserve was $0.1 million as of September 30, 2018 and 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Mortgage servicing fees, a component of other income, net, were $0.7 million and $0.8 million for the three months ended September 30, 2018 and 2017, respectively, and $2.2 million and $2.3 million for the nine months ended September 30, 2018 and 2017, respectively.
Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount[1]	Accumulated amortization[1]	Valuation allowance	Net carrying amount
September 30, 2018	$18,543	$(10,117)	$—	$8,426
December 31, 2017	17,511	(8,872)	—	8,639
1 Reflects the impact of loans paid in full.

Changes related to MSRs were as follows:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2018	2017	2018	2017
Mortgage servicing rights
Beginning balance	$8,509	$9,181	$8,639	$9,373
Amount capitalized	305	394	1,032	1,192
Amortization	(388)	(505)	(1,245)	(1,495)
Other-than-temporary impairment	—	—	—	—
Carrying amount before valuation allowance	8,426	9,070	8,426	9,070
Valuation allowance for mortgage servicing rights
Beginning balance	—	—	—	—
Provision (recovery)	—	—	—	—
Other-than-temporary impairment	—	—	—	—
Ending balance	—	—	—	—
Net carrying value of mortgage servicing rights	$8,426	$9,070	$8,426	$9,070
ASB capitalizes MSRs acquired upon the sale of mortgage loans with servicing rights retained. On a monthly basis, ASB compares the net carrying value of the MSRs to its fair value to determine if there are any changes to the valuation allowance and/or other-than-temporary impairment for the MSRs.
ASB uses a present value cash flow model to estimate the fair value of MSRs. Impairment is recognized through a valuation allowance for each stratum when the carrying amount exceeds fair value, with any associated provision recorded as a component of loan servicing fees included in “Revenues - bank” in the consolidated statements of income. A direct write-down is recorded when the recoverability of the valuation allowance is deemed to be unrecoverable.
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

(dollars in thousands)	September 30, 2018	December 31, 2017
Unpaid principal balance	$1,206,025	$1,195,454
Weighted average note rate	3.98%	3.94%
Weighted average discount rate	10.0%	10.0%
Weighted average prepayment speed	7.0%	9.0%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	September 30, 2018	December 31, 2017
Prepayment rate:
25 basis points adverse rate change	$(379)	$(869)
50 basis points adverse rate change	(836)	(1,828)
Discount rate:
25 basis points adverse rate change	(134)	(111)
50 basis points adverse rate change	(265)	(220)

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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheet	Net amount of liabilities presented in the Balance Sheet
Repurchase agreements
September 30, 2018	$71	$—	$71
December 31, 2017	141	—	141

	Gross amount not offset in the Balance Sheet
(in millions)	Net amount of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral pledged
Commercial account holders
September 30, 2018	$71	$154	$—
December 31, 2017	141	165	—
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	September 30, 2018		December 31, 2017
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$—	$—	$13,669	$131
Forward commitments	—	—	14,465	(24)
ASB’s derivative financial instruments, their fair values and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	September 30, 2018		December 31, 2017
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$—	$—	$133	$2
Forward commitments	—	—	4	28
	$—	$—	$137	$30
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statement of Income	Three months ended September 30		Nine months ended September 30
(in thousands)		2018	2017	2018	2017
Interest rate lock commitments	Mortgage banking income	$(248)	$(119)	$(131)	$(414)
Forward commitments	Mortgage banking income	62	(90)	24	175
		$(186)	$(209)	$(107)	$(239)
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $24.9 million and $15.8 million at September 30, 2018 and December 31, 2017, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. As of September 30, 2018, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 5 · Credit agreements and long-term debt
Credit agreements. HEI and Hawaiian Electric each entered into a separate agreement with a syndicate of eight financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Facilities), effective July 3, 2017, to amend and restate their respective previously existing revolving unsecured credit agreements. The $150 million HEI Facility extended the term of the facility to June 30, 2022. In March 2018, the PUC approved Hawaiian Electric’s request to extend the term of the $200 million Hawaiian Electric Facility to June 30, 2022. As of September 30, 2018 and December 31, 2017, no amounts were outstanding under the Facilities.
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
In June 2018, Mauo, LLC, an indirect subsidiary of Pacific Current, LLC, entered into an unsecured $50.5 million construction loan facility in connection with the construction of the solar-plus-storage PPA project. The loan bears interest at LIBOR plus 1.375% and matures in March 2021. As of September 30, 2018, no amounts were outstanding under the facility. The loan is guaranteed by HEI.
On October 4, 2018, HEI closed on a private placement transaction to issue $150 million senior unsecured notes in two tranches, as follows:

	HEI Series 2018A	HEI Series 2018B
Aggregate principal amount due at maturity	$50 million	$100 million
Fixed coupon interest rate	4.58%	4.72%
Maturity date	December 15, 2025	December 15, 2028
Draw date	October 4, 2018	December 18, 2018
Proceeds from the HEI Series 2018A tranche were used to repay HEI’s $50 million short-term borrowing with The Bank of Tokyo-Mitsubishi UFJ, Ltd. Proceeds to be received from the HEI Series 2018B tranche will be used for general corporate purposes, including contributions to Hawaiian Electric to maintain a targeted equity capitalization structure. The note purchase agreement contains certain restrictive financial covenants that are substantially the same as the financial covenants contained in HEI’s senior credit facility, as amended.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 6 · Shareholders’ equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI
Balance, December 31, 2017	$(14,951)	$—	$(26,990)	$(41,941)	$—	$(1,219)	$(1,219)
Current period other comprehensive income (loss)	(22,768)	—	1,581	(21,187)	—	85	85
Balance, September 30, 2018	$(37,719)	$—	$(25,409)	$(63,128)	$—	$(1,134)	$(1,134)
Balance, December 31, 2016	$(7,931)	$(454)	$(24,744)	$(33,129)	$(454)	$132	$(322)
Current period other comprehensive income	2,452	454	1,003	3,909	454	67	521
Balance, September 30, 2017	$(5,479)	$—	$(23,741)	$(29,220)	$—	$199	$199
Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI
	Three months ended September 30		Nine months ended September 30		Affected line item in the
(in thousands)	2018	2017	2018	2017	Statements of Income / Balance Sheets
HEI consolidated
Derivatives qualifying as cash flow hedges:
Window forward contracts	$—	$—	$—	$454	Property, plant and equipment-electric utilities
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	5,259	3,942	15,755	11,793	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	(4,725)	(3,596)	(14,174)	(10,790)	See Note 8 for additional details
Total reclassifications	$534	$346	$1,581	$1,457
Hawaiian Electric consolidated
Derivatives qualifying as cash flow hedges:
Window forward contracts	$—	$—	$—	$454	Property, plant and equipment
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	4,753	3,618	14,259	10,857	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	(4,725)	(3,596)	(14,174)	(10,790)	See Note 8 for additional details
Total reclassifications	$28	$22	$85	$521
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Tax Act adjustments - These represent adjustments to revenues for the amounts included in tariffed revenues that will be returned to customers as a result of the Tax Act.
Since revenue adjustments discussed above resulted from either agreements with the PUC or change in tax law, rather than contracts with customers, they are not subject to the scope of Topic 606. See Notes 1, 3 and 10 to the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2017. The Utilities have elected to present these revenue adjustments on a gross basis, which results in the amounts being billed to customers presented in revenues from contracts with customers and the amortization of the related regulatory asset/liability as revenues from other sources. Depending on whether the previous deferral balance being amortized was a regulatory asset or regulatory liability, and depending on the size and direction of the current year deferral of surcharges and/or refunds to customers, it could result in negative regulatory revenue during the year.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Revenue disaggregation. The following tables disaggregates revenues by major source, timing of revenue recognition, and segment:

	Three months ended September 30, 2018				Nine months ended September 30, 2018
	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
(in thousands)
Revenues from contracts with customers
Electric energy sales - residential	$222,196	$—	$—	$222,196	$586,002	$—	$—	$586,002
Electric energy sales - commercial	229,476	—	—	229,476	624,643	—	—	624,643
Electric energy sales - large light and power	242,457	—	—	242,457	649,454	—	—	649,454
Electric energy sales - other	3,464	—	—	3,464	9,944	—	—	9,944
Utility fees	832	—	—	832	2,380	—	—	2,380
Bank fees	—	11,743	—	11,743	—	34,797	—	34,797
Total revenues from contracts with customers	698,425	11,743	—	710,168	1,872,423	34,797	—	1,907,220
Revenues from other sources
Regulatory revenue	(13,572)	—	—	(13,572)	(13,465)	—	—	(13,465)
Bank interest and dividend income	—	65,185	—	65,185	—	190,448	—	190,448
Other bank noninterest income	—	3,568	—	3,568	—	7,774	—	7,774
Other	2,556	—	143	2,699	7,004	—	218	7,222
Total revenues from other sources	(11,016)	68,753	143	57,880	(6,461)	198,222	218	191,979
Total revenues	$687,409	$80,496	$143	$768,048	$1,865,962	$233,019	$218	$2,099,199
Timing of revenue recognition
Services/goods transferred at a point in time	$832	$11,743	$—	$12,575	$2,380	$34,797	$—	$37,177
Services/goods transferred over time	697,593	—	—	697,593	1,870,043	—	—	1,870,043
Total revenues from contracts with customers	$698,425	$11,743	$—	$710,168	$1,872,423	$34,797	$—	$1,907,220
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at the beginning or at the end of the nine months ended September 30, 2018. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s condensed consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s condensed consolidated balance sheets.
As of September 30, 2018, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.
Note 8 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first nine months of 2018, the Company contributed $38 million ($37 million by the Utilities) to its pension and other postretirement benefit plans, compared to $50 million ($49 million by the Utilities) in the first nine months of 2017. The Company’s current estimate of contributions to its pension and other postretirement benefit plans in 2018 is $38 million ($37 million by the Utilities, $1 million by HEI and nil by ASB), compared to $67 million ($66 million by the Utilities, $1 million by HEI and nil by ASB) in 2017. In addition, the Company expects to pay directly $2 million ($1 million by the Utilities) of benefits in 2018, compared to $1 million ($0.5 million by the Utilities) paid in 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The components of NPPC and NPBC for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended September 30				Nine months ended September 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
HEI consolidated
Service cost	$17,223	$16,271	$680	$843	$51,764	$48,635	$2,041	$2,530
Interest cost	19,340	20,304	1,986	2,363	58,033	60,881	5,947	7,089
Expected return on plan assets	(27,237)	(25,689)	(3,224)	(3,078)	(81,715)	(77,056)	(9,683)	(9,248)
Amortization of net prior service gain	(11)	(14)	(451)	(448)	(32)	(41)	(1,354)	(1,345)
Amortization of net actuarial loss	7,527	6,638	25	283	22,556	19,858	71	848
Net periodic pension/benefit cost (return)	16,842	17,510	(984)	(37)	50,606	52,277	(2,978)	(126)
Impact of PUC D&Os	7,785	(4,534)	953	346	17,621	(14,557)	3,048	1,019
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$24,627	$12,976	$(31)	$309	$68,227	$37,720	$70	$893
Hawaiian Electric consolidated
Service cost	$16,840	$15,764	$676	$839	$50,520	$47,294	$2,028	$2,515
Interest cost	17,824	18,659	1,907	2,279	53,471	55,974	5,721	6,837
Expected return on plan assets	(25,593)	(23,973)	(3,178)	(3,037)	(76,777)	(71,919)	(9,534)	(9,110)
Amortization of net prior service loss (gain)	2	2	(451)	(451)	6	6	(1,353)	(1,353)
Amortization of net actuarial loss	6,826	6,098	25	275	20,477	18,294	74	826
Net periodic pension/benefit cost (return)	15,899	16,550	(1,021)	(95)	47,697	49,649	(3,064)	(285)
Impact of PUC D&Os	7,785	(4,534)	953	346	17,621	(14,557)	3,048	1,019
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$23,684	$12,016	$(68)	$251	$65,318	$35,092	$(16)	$734
HEI consolidated recorded retirement benefits expense of $43 million ($40 million by the Utilities) and $25 million ($22 million by the Utilities) in the first nine months of 2018 and 2017, respectively, and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first nine months of 2018 and 2017, the Company’s expenses for its defined contribution pension plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $4.8 million and $5.1 million, respectively, and cash contributions were $5.9 million and $5.0 million, respectively. For the first nine months of 2018 and 2017, the Utilities’ expenses for its defined contribution pension plan under the HEIRSP were $1.7 million and $1.4 million, respectively, and cash contributions were $1.7 million and $1.4 million, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

As of September 30, 2018, approximately 3.2 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 0.6 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of September 30, 2018, there were 46,607 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2018	2017	2018	2017
HEI consolidated
Share-based compensation expense [1]	$1.5	$1.1	$5.9	$4.4
Income tax benefit	0.2	0.4	0.9	1.5
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.6	0.4	2.1	1.6
Income tax benefit	0.1	0.2	0.4	0.6

[1]	For the three and nine months ended September 30, 2018 and 2017, the Company has not capitalized any share-based compensation.

Stock awards. HEI granted HEI common stock to nonemployee directors of HEI, Hawaiian Electric and ASB under the 2011 Director Plan as follows:

	Three months ended September 30		Nine months ended September 30
(dollars in millions)	2018	2017	2018	2017
Shares granted	—	—	38,821	35,770
Fair value	$—	$—	$1.3	$1.2
Income tax benefit	—	—	0.3	0.5
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI Common Stock on the grant date.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended September 30				Nine months ended September 30
	2018		2017		2018		2017
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	200,856	$33.03	206,483	$31.50	197,047	$31.53	220,683	$29.57
Granted	1,789	35.61	—	—	93,853	34.12	97,873	33.47
Vested	—	—	(687)	24.48	(75,683)	30.56	(89,681)	28.84
Forfeited	(2,287)	32.83	—	—	(14,859)	32.35	(23,079)	31.50
Outstanding, end of period	200,358	$33.05	205,796	$31.53	200,358	$33.05	205,796	$31.53
Total weighted-average grant-date fair value of shares granted (in millions)	$0.1		$—		$3.2		$3.3

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the first nine months of 2018 and 2017, total restricted stock units and related dividends that vested had a fair value of $2.7 million and $3.4 million, respectively, and the related tax benefits were $0.4 million and $1.1 million, respectively.
As of September 30, 2018, there was $4.8 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.6 years.
Long-term incentive plan payable in stock.  The 2017-2019 and 2018-2020 long-term incentive plans (LTIP) provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals, including a market condition goal. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

made, subject to the achievement of specified performance levels and calculated dividend equivalents. The potential payout varies from 0% to 200% of the number of target shares depending on the achievement of the goals. The market condition goal is based on HEI’s total shareholder return (TSR) compared to the Edison Electric Institute Index over the relevant three-year period. The other performance condition goals relate to EPS growth, return on average common equity (ROACE) and ASB’s efficiency ratio. The 2016-2018 LTIP provides for performance awards payable in cash, and thus is not included in the tables below.
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended September 30				Nine months ended September 30
	2018		2017		2018		2017
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	66,177	$38.82	33,770	$39.51	32,904	$39.51	83,106	$22.95
Granted	878	38.20	—	—	37,819	38.21	37,204	39.51
Vested (issued or unissued and cancelled)	—	—	—	—	—	—	(83,106)	22.95
Forfeited	(1,490)	38.85	—	—	(5,158)	38.84	(3,434)	39.51
Outstanding, end of period	65,565	$38.81	33,770	$39.51	65,565	$38.81	33,770	$39.51
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—		$1.4		$1.5

(1)	Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
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
As of September 30, 2018, there was $1.5 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.8 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended September 30				Nine months ended September 30
	2018		2017		2018		2017
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	264,707	$33.79	135,078	$33.47	131,616	$33.47	109,816	$25.18
Granted	3,511	35.58	—	—	151,277	34.12	148,818	33.47
Vested	—	—	—	—	—	—	(109,816)	25.18
Forfeited	(5,958)	33.80	—	—	(20,633)	33.80	(13,740)	33.48
Outstanding, end of period	262,260	$33.82	135,078	$33.47	262,260	$33.82	135,078	$33.47
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$0.1		$—		$5.2		$5.0

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the nine months ended September 30, 2017, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $4.2 million and the related tax benefits were $1.6 million.
As of September 30, 2018, there was $5.4 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.8 years.
Note 10 · Income taxes
The Company’s and the Utilities’ effective tax rates were 19% and 19%, respectively, for the nine months ended September 30, 2018. These rates differed from statutory rates, due to state income taxes and the amortization of excess deferred income taxes related to the provision in the Tax Act that lowered the federal income tax rate from 35% to 21%. In addition, certain tax return adjustments, most notably an increased pension deduction made in conjunction with the filing of the Company’s 2017 tax returns, resulted in a net income tax benefit of $5.3 million, that lowered the effective tax rate due to the additional tax benefits realized that were associated with the rate differential. The lower tax rate was partially offset by other Tax Act changes, including the non-deductibility of excess executive compensation and various fringe benefit costs. The Company’s and the Utilities’ effective tax rate were 35% and 36%, respectively, for the nine months ended September 30, 2017.
Staff Accounting Bulletin No. 118 (SAB No. 118). On December 22, 2017, the SEC staff issued SAB No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In 2017, the Company calculated its best estimate of the provision for income tax expense, in accordance with its understanding of the law and available guidance. In the third quarter of 2018, adjustments, largely relating to Treasury’s depreciation regulation guidance issued in 2018 were made to the provisional tax impacts. The adjustments were due primarily to the application of 50% bonus depreciation to 2017 fourth quarter plant additions, resulting in additional regulatory liabilities totaling $11.3 million. The Company will continue to monitor the provisional impacts and update when and if additional information is received as a result of changes in the Company’s and Utilities’ interpretations and assumptions, the issuance of Internal Revenue Service and Joint Committee on Taxation guidance, and actions the Company and Utilities may take as a result of the Tax Act. The provisional tax impacts will be finalized by the end of 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 11 · Cash flows

Nine months ended September 30	2018	2017
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates	$67	$62
Income taxes paid (including refundable credits)	50	32
Hawaiian Electric consolidated
Interest paid to non-affiliates	44	45
Income taxes paid (including refundable credits)	47	9
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	6	3
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	42	35
Loans transferred from held for investment to held for sale (investing)	1	41
Common stock issued (gross) for director and executive/management compensation (financing)[1]	4	11
Obligations to fund low income housing investments (investing)	12	10
Transfer of retail repurchase agreements to deposit liabilities (financing)	102	—
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	6	3
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	28	32
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
The fair value of the mortgage revenue bonds are estimated using a discounted cash flow model to calculate the present value of future principal and interest payments and, therefore is classified within Level 3 of the valuation hierarchy.
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
Mortgage servicing rights. MSRs are capitalized at fair value based on market data at the time of sale and accounted for in subsequent periods at the lower of amortized cost or fair value. Mortgage servicing rights are evaluated for impairment at each reporting date. ASB's MSRs are stratified based on predominant risk characteristics of the underlying loans including loan type and note rate. For each stratum, fair value is calculated by discounting expected net income streams using discount rates that

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

reflect industry pricing for similar assets. Expected net income streams are estimated based on industry assumptions regarding prepayment expectations and income and expenses associated with servicing residential mortgage loans for others. Impairment is recognized through a valuation allowance for each stratum when the carrying amount exceeds fair value, with any associated provision recorded as a component of loan servicing fees included in "Revenues - bank" in the consolidated statements of income. A direct write-down is recorded when the recoverability of the valuation allowance is deemed to be unrecoverable. ASB compares the fair value of MSRs to an estimated value calculated by an independent third-party. The third-party relies on both published and unpublished sources of market related assumptions and their own experience and expertise to arrive at a value. ASB uses the third-party value only to assess the reasonableness of its own estimate.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

		Estimated fair value
	Carrying or notional amount	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2018
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,387,571	$—	$1,368,487	$19,084	$1,387,571
Held-to-maturity investment securities	102,498	—	99,929	—	99,929
Stock in Federal Home Loan Bank	8,158	—	8,158	—	8,158
Loans, net	4,701,268	—	1,031	4,671,635	4,672,666
Mortgage servicing rights	8,426	—	—	13,443	13,443
Financial liabilities
HEI consolidated
Deposit liabilities[1]	805,117	—	791,753	—	791,753
Short-term borrowings—other than bank	203,359	—	203,359	—	203,359
Other bank borrowings	71,110	—	71,107	—	71,107
Long-term debt, net—other than bank	1,782,242	—	1,805,682	—	1,805,682
Derivative liabilities	3,023	—	27	—	27
Hawaiian Electric consolidated
Short-term borrowings	85,913	—	85,913	—	85,913
Long-term debt, net	1,468,624	—	1,503,508	—	1,503,508
Derivative liabilities-window forward contracts	3,023	—	27	—	27
December 31, 2017
Financial assets
HEI consolidated
Available-for-sale investment securities	1,401,198	—	1,385,771	15,427	1,401,198
Held-to-maturity investment securities	44,515	—	44,412	—	44,412
Stock in Federal Home Loan Bank	9,706	—	9,706	—	9,706
Loans, net	4,628,381	—	11,254	4,770,497	4,781,751
Mortgage servicing rights	8,639	—	—	12,052	12,052
Derivative assets	17,812	—	393	—	393
Hawaiian Electric consolidated
Derivative assets-window forward contracts	3,240	—	256	—	256
Financial liabilities
HEI consolidated
Deposit liabilities[1]	5,890,597	—	5,884,071	—	5,884,071
Short-term borrowings—other than bank	117,945	—	117,945	—	117,945
Other bank borrowings	190,859	—	190,829	—	190,829
Long-term debt, net—other than bank	1,683,797	—	1,813,295	—	1,813,295
Derivative liabilities	13,562	20	10	—	30
Hawaiian Electric consolidated
Short-term borrowings	4,999	—	4,999	—	4,999
Long-term debt, net	1,368,479	—	1,497,079	—	1,497,079
1  Deposit liabilities as of December 31, 2017 include noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, for which the carrying amount represents a reasonable estimate of fair value, as such liabilities have no stated maturity. The fair value of such financial liabilities are not included as of September 30, 2018 as a result of the Company’s adoption of ASU No. 2016-01.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2018			December 31, 2017
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$1,148,690	$—	$—	$1,201,473	$—
U.S. Treasury and federal agency obligations	—	170,414	—	—	184,298	—
Corporate bonds	—	49,383	—	—	—	—
Mortgage revenue bonds	—	—	19,084	—	—	15,427
	$—	$1,368,487	$19,084	$—	$1,385,771	$15,427
Derivative assets
Interest rate lock commitments (bank segment) [1]	$—	$—	$—	$—	$133	$—
Forward commitments (bank segment) [1]	—	—	—	—	4	—
Window forward contracts (electric utility segment)[2]	—	—	—	—	256	—
	$—	$—	$—	$—	$393	$—
Derivative liabilities
Interest rate lock commitments (bank segment) [1]	$—	$—	$—	$—	$2	$—
Forward commitments (bank segment) [1]	—	—	—	20	8	—
Window forward contracts (electric utility segment)[2]	—	27	—	—	—	—
	$—	$27	$—	$20	$10	$—
1  Derivatives are carried at fair value with changes in value reflected in the balance sheet in other assets or other liabilities and included in mortgage banking income.
2 Derivatives are included in regulatory assets and/or liabilities in the balance sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2018.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Three months ended September 30		Nine months ended September 30
Mortgage revenue bonds	2018	2017	2018	2017
(in thousands)
Beginning balance	$15,427	$15,427	$15,427	$15,427
Principal payments received	—	—	—	—
Purchases	3,657	—	3,657	—
Unrealized gain (loss) included in other comprehensive income	—	—	—	—
Ending balance	$19,084	$15,427	$19,084	$15,427
ASB holds two mortgage revenue bonds issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of September 30, 2018, the weighted average discount rate was 3.66% which was derived by incorporating a credit spread over the one month LIBOR rate. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

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

		Fair value measurements
(in thousands)	Balance	Level 1	Level 2	Level 3
Loans
September 30, 2018	$77	$—	$—	$77
December 31, 2017	2,621	—	—	2,621
For nine months ended September 30, 2018 and 2017, there were no adjustments to fair value for ASB’s loans held for sale.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value (1)
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
September 30, 2018
Home equity lines of credit	$77	Fair value of collateral	Appraised value less 7% selling cost		N/A (2)
Total loans	$77

December 31, 2017
Residential loans	$613	Fair value of collateral	Appraised value less 7% selling cost	71-92%	84%
Commercial loans	2,008	Fair value of collateral	Appraised value	71-76%	75%
Total loans	$2,621
(1) Represent percent of outstanding principal balance.
(2) N/A - Not applicable. There is one loan in each fair value measurement type.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2017 Form 10-K and should be read in conjunction with such discussion and the 2017 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2017 Form 10-K, as well as the quarterly (as of and for the three and nine months ended September 30, 2018) condensed consolidated financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
RESULTS OF OPERATIONS

(in thousands, except per	Three months ended September 30%
share amounts)	2018	2017	change	Primary reason(s)*
Revenues	$768,048	$673,185	14	Increases for the electric utility and bank segments
Operating income	98,064	111,473	(12)	Decrease for the electric utility segment, partly offset by increase for the bank segment and lower operating losses for the “other” segment
Net income for common stock	65,900	60,073	10	Higher net income at the electric utility and bank segments. See below for effective tax rate explanation.
Basic earnings per common share	$0.61	$0.55	11	Higher net income
Weighted-average number of common shares outstanding	108,879	108,786	—	Issuances of shares under compensation stock plans.

(in thousands, except per	Nine months ended September 30%
share amounts)	2018	2017	change	Primary reason(s)*
Revenues	$2,099,199	$1,897,028	11	Increases for the electric utility and bank segments
Operating income	248,752	259,013	(4)	Decrease for the electric utility segment, partly offset by increase for the bank segment and lower operating losses for the “other” segment
Net income for common stock	152,201	132,927	14	Higher net income at the electric utility and bank segments, partly offset by higher net losses at the “other” segment. See below for effective tax rate explanation.
Basic earnings per common share	$1.40	$1.22	15	Higher net income
Weighted-average number of common shares outstanding	108,847	108,737	—	Issuances of shares under compensation and director stock plans.

*	Also, see segment discussions which follow.
The Company’s effective tax rates (combined federal and state income tax rates) for the third quarters of 2018 and 2017 were 14% and 36%, respectively. The Company’s effective tax rates for the first nine months of 2018 and 2017 were 19% and 35%, respectively. The effective tax rates were lower for the three and nine months ended September 30, 2018 compared to the same periods in 2017 due primarily to the provision in the Tax Act that lowered the federal income tax rate from 35% to 21% and the related amortization of excess deferred income taxes. In addition, certain tax return adjustments, most notably an increased pension deduction made in conjunction with the filing of the Company’s 2017 tax returns, contributed to the lower effective tax rate due to the additional tax benefits realized that were associated with the rate differential. The lower tax rate was partially offset by lower excess tax benefits associated with share-based awards in the first nine months of 2018 as compared to the same period of 2017 and other Tax Act changes (the non-deductibility of excess executive compensation and various fringe benefit costs and loss of the domestic production activities deduction).
HEI’s consolidated ROACE was 8.7% for the twelve months ended September 30, 2018 and 8.5% for the twelve months ended September 30, 2017.
Dividends.  The payout ratios for the first nine months of 2018 and full year 2017 were 67% and 82%, respectively. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company and current and expected future economic conditions.
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
Through the first three quarters of 2018, Hawaii’s tourism industry, a significant driver of Hawaii’s economy, continues to grow in both visitor spending and arrivals. Visitor expenditures increased 9.8% and arrivals increased 6.5% compared to the same period in 2017. Looking ahead, the Hawaii Tourism Authority expects scheduled nonstop seats to Hawaii to increase as the year progresses, driven primarily by an increase in seats from West Coast, East Coast and Asia.
Hawaii’s unemployment rate remained steady at 2.2% for September 2018, which was comparable to the rate for September 2017 and lower than the national unemployment rate of 3.7%. It is also the lowest unemployment rate in the nation.
Hawaii real estate activity, as indicated by the home resale market, experienced a growth in median sales prices for single family homes and condominiums so far in 2018. Median sales prices for single family residential homes on Oahu through September 2018 were higher by 4.2% and for condominiums were higher by 5.5%, over the same time period in 2017. The number of closed sales for single family residential homes and condominiums were down by -3.7% and -0.1% respectively through September of 2018 compared to same time period of 2017.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. Although the price of crude oil fluctuates month to month, the general trend has been an increasing one over the last 2.5 years.
At its September 2018 meeting, the Federal Open Market Committee (FOMC) decided to raise the target range for the federal funds rate from “2% to 2.25%” in view of realized and expected labor market conditions and inflation. The FOMC will continue to assess economic conditions relative to its objectives of maximum employment and 2% inflation in determining the size and timing of future adjustments to the target range.
The performance of Hawaii’s tourism industry remains strong. However, natural disasters such as the volcanic eruption on the Big Island and flooding from tropical storms on Kauai and the Big Island have had negative impacts on those islands, translating to some visitor traffic diversion to Oahu and Maui. Local economists are agreeing that Hawaii’s economic growth continues to be positive but are signifying that the economic expansion has slowed. Potential risks to the Hawaii economy include infrastructure constraints, tight labor markets and high housing costs creating inflationary pressures. International trade tariffs and natural disasters also remain a source of great uncertainty. Most recently, a hotel employee strike which started in early October continues to impact thousands of hotel workers, customers and guests at a handful of properties on Oahu and Maui which could put a damper on Hawaii’s visitor industry.
“Other” segment.

	Three months ended September 30		Nine months ended September 30
(in thousands)	2018	2017	2018	2017	Primary reason(s)
Revenues	$143	$127	$218	$299
Operating loss	(3,236)	(4,000)	(10,865)	(12,655)
Third quarter and first nine months of 2018 include $0.7 million and $3.0 million, respectively, of operating income from Pacific Current, LLC[1]. Third quarter 2018 corporate expense was slightly lower than third quarter of 2017; first nine months of 2018 corporate expense was slightly higher than same period in 2017.

Net loss	(5,033)	(5,006)	(16,897)	(11,807)
Third quarter and first nine months of 2018 include higher interest expense (due to higher interest rates and balances at corporate and new debt at Pacific Current, LLC related to Hamakua Energy’s acquisition of a power plant) and lower tax benefits on expenses as a result of tax reform in third quarter and first nine months of 2018 as compared to the same periods in 2017.

1
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

The “other” business segment (loss)/income includes results of the stand-alone corporate operations of HEI and ASB Hawaii, Inc. (ASBH), as well as the results of Pacific Current, LLC, a direct subsidiary of HEI focused on investing in clean energy and sustainable infrastructure projects; Pacific Current’s indirect subsidiary, Hamakua Energy, LLC, which owns a 60-MW combined cycle power plant, formerly owned by Hamakua Energy Partners, L.P.; Pacific Current’s indirect subsidiary, Mauo, LLC (Mauo), which is currently constructing a solar-plus-storage project; HEI Properties, Inc., a company which held passive, venture capital investments (all of which have been sold or abandoned prior to its dissolution in December 2015 and final winding up in June 2017); and The Old Oahu Tug Service, Inc., a maritime freight transportation company that ceased operations in 1999, but has remaining employee benefit payments obligations; as well as eliminations of intercompany transactions.
Acquisition of a Solar + Storage Power Purchase Agreement. On February 2, 2018, Mauo executed definitive agreements to acquire a solar-plus-storage PPA for a multi-site, commercial-scale project that will provide 8.6 MW of solar capacity and 42.3 MWH of storage capacity on the islands of Maui and Oahu. The PPA has a 15-year term with an option for the customer to extend for an additional five years. The system is being constructed by a third-party contractor under an Engineering, Procurement and Construction (EPC) contract that was contemporaneously negotiated and executed by Mauo. The EPC contract provides a fixed price for the construction of the system, a project completion schedule and performance obligations designed to match the requirements of the PPA. Mauo plans to fund the construction of the project with a construction loan facility that will be repaid at the commercial operation date (ultimately with cash from investment tax credits, state renewable tax credits and non-recourse project debt). Most of the separate sites that comprise the project are expected to be substantially complete and operational in 2019.
FINANCIAL CONDITION
Liquidity and capital resources.  As a result of the Tax Cut and Jobs Act, utility property is no longer eligible for bonus depreciation, but further guidance is required in order to finally determine the application of the new law. However, note that recent clarification in the tax law indicates that certain assets with longer construction periods that were placed in service after the effective date may be grandfathered and qualify for the old 50% bonus depreciation if subject to binding contracts entered into before such effective date. Consequently, additional bonus depreciation was taken for the fourth quarter of 2017 in the Company’s income tax return, resulting in an additional deferral of income taxes. The Utilities are currently evaluating its larger projects placed into service in 2018 for applicability. Nevertheless, the initial cash requirement for future utility capital projects will generally increase because of the loss of the immediate tax benefit from bonus depreciation. The Company believes that its ability to generate cash, both internally from electric utility and banking operations and externally from issuances of equity and debt securities, commercial paper and bank borrowings, is adequate to maintain sufficient liquidity to fund its contractual obligations and commercial commitments, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other cash requirements for the foreseeable future.
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	September 30, 2018		December 31, 2017
Short-term borrowings—other than bank	$203	5%	$118	3%
Long-term debt, net—other than bank	1,782	43	1,684	43
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,132	51	2,097	53
	$4,151	100%	$3,933	100%
HEI’s commercial paper borrowings and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Nine months ended September 30, 2018	September 30, 2018	December 31, 2017
Commercial paper	$49	$68	$63
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility		150	150

Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s external short-term borrowings during the first nine months of 2018 was $68 million.
HEI has a $150 million line of credit facility with no amounts outstanding at September 30, 2018. See Note 5 of the Condensed Consolidated Financial Statements.

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
On October 4, 2018, HEI closed on a private placement transaction to issue $150 million senior unsecured notes in two tranches ($50 million HEI Series 2018A and $100 million HEI Series 2018B). Proceeds from the $50 million HEI Series 2018A tranche drawn in October 2018 were used to repay HEI’s $50 million short-term borrowing with The Bank of Tokyo-Mitsubishi UFJ, Ltd. Proceeds from the HEI Series 2018B tranche to be drawn in December 2018 will be used for general corporate purposes, including contributions to Hawaiian Electric to maintain a targeted equity capitalization structure.
For the first nine months of 2018, net cash provided by operating activities of HEI consolidated was $258 million. Net cash used by investing activities for the same period was $542 million, primarily due to Hawaiian Electric’s consolidated capital expenditures and ASB’s net increase in loans held for investment and purchases of investment securities, partly offset by ASB’s receipt of repayments from investment securities and Hawaiian Electric’s receipt of contributions in aid of construction. Net cash provided by financing activities during this period was $194 million as a result of several factors, including increases in short-term borrowings and ASB’s deposit liabilities, proceeds from other bank borrowings and long-term debt and net increases in ASB’s retail purchase agreements, partly offset by the payment of common stock dividends and repayments of other bank borrowings. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition—Liquidity and capital resources” sections below.) During the first nine months of 2018, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $77 million and $36 million, respectively.
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

Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.
Electric utility
RESULTS OF OPERATIONS

Three months ended September 30		Increase
2018	2017	(decrease)		(dollars in millions, except per barrel amounts)
$687	$599	$88		Revenues. Net increase largely due to:
			$57	higher fuel oil prices[1]
			26	higher purchased power energy costs[2]
			11	higher rate relief
			8	higher KWH generated
			6	higher RAM and MPIR revenues
			(7)	lower KWH purchased
			(12)	Tax reform adjustment
207	146	61		Fuel oil expense. Increase due to higher fuel oil prices and higher KWH generated
178	160	18		Purchased power expense. Net increase due to:
			24	higher purchased power energy price
			(6)	lower KWH purchased
114	99	15		Operation and maintenance expenses. Net increase due to:
			6	reset of pension costs included in rates as part of rate case interim decisions
			2	25KV underground circuit repair work
			2	higher operation and maintenance expenses for generation plants
			1	operation expenses for Schofield Generating Station placed in service in June
			1	higher workers’ compensation claims
			1	higher medical premium costs
			1	higher underground cable maintenance costs
116	105	11		Other expenses. Increase due to higher revenue taxes from higher revenue, coupled with higher depreciation expense for plant investments in 2017
74	88	(14)		Operating income. Decrease due to higher operation and maintenance and other expenses, offset in part by higher revenue
50	47	3
Net income for common stock. Increase due to higher RAM and MPIR revenues, rate relief and lower income taxes, offset in part by higher expenses, including interest expense. See below for discussion on effective tax rate.

2,329	2,340	(11)		Kilowatthour sales (millions)[3]
$90.93	$66.73	$24.20		Average fuel oil cost per barrel[1]

Nine months ended September 30		Increase
2018	2017	(decrease)		(dollars in millions, except per barrel amounts)
$1,866	$1,674	$192		Revenues. Net increase largely due to:
			$119	higher fuel oil prices[1]
			50	higher purchased power energy costs[2]
			35	higher RAM and MPIR revenues
			28	higher rate relief
			5	higher KWH generated
			(10)	lower KWH purchased
			(34)	Tax reform adjustment
545	432	113		Fuel oil expense. Increase due to higher fuel oil prices and higher KWH generated
478	441	37		Purchased power expense. Net increase due to:
			44	higher purchased power energy price
			2	higher AES Hawaii capacity charges
			(9)	lower KWH purchased
334	302	32		Operation and maintenance expenses. Net increase due to:
			17	reset of pension costs included in rates as part of rate case interim decisions
			3	25KV underground circuit repair work
			3	higher operation and maintenance expenses for generation plants
			2	write-off of smart grid costs
			2	higher ERP costs related to outside consultants
			2	higher medical premium costs
			1	operation expenses for Schofield Generating Station placed in service in June
			1	one-time rent expense adjustment for existing substation land
			1	higher workers’ compensation claims
328	304	24		Other expenses. Increase due to higher revenue taxes from higher revenue, coupled with higher depreciation expense for plant investments in 2017
181	195	(14)		Operating income. Decrease due to higher operation and maintenance and other expenses, offset in part by higher revenue
108	95	13
Net income for common stock. Increase due to higher RAM and MPIR revenues, rate relief and lower taxes, offset in part by higher expenses, including interest expense. See below for discussion on effective tax rate.

6,469	6,528	(59)		Kilowatthour sales (millions)[3]
$84.67	$67.42	$17.25		Average fuel oil cost per barrel[1]
462,516	461,408	1,108		Customer accounts (end of period)

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

The Utilities’ effective tax rates for the third quarters of 2018 and 2017 were 12% and 36%, respectively. The Utilities’ effective tax rates for the first nine months of 2018 and 2017 were 19% and 36%, respectively. The effective tax rates were lower for the three and nine months ended September 30, 2018 compared to the same periods in 2017 due primarily to the provision in the Tax Act that lowered the federal income tax rate from 35% to 21% and the related amortization of excess deferred income taxes.  In addition, certain tax return adjustments, most notably an increased pension deduction made in conjunction with the filing of the Company’s 2017 tax returns, contributed to the lower effective tax rate that were associated with the additional tax benefits realized due to the rate differential. The lower tax rate was partially offset by other Tax Act changes (the non-deductibility of excess executive compensation and various fringe benefit costs and the loss of the domestic production activities deduction).
Hawaiian Electric’s consolidated ROACE was 7.2% for the twelve months ended September 30, 2018 and September 30, 2017.
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
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of September 30, 2018 amounted to $4 billion, of which approximately 29% related to generation PPE, 62% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 10% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission. See “Adequacy of supply” below.
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
Transition to renewable energy.  The Utilities are committed to partnering with the State of Hawaii in achieving its Renewable Portfolio Standard goal of 100% renewable energy by 2045. Hawaii’s RPS law requires electric utilities to meet an RPS of 15%, 30%, 40%, 70% and 100% by December 31, 2015, 2020, 2030, 2040 and 2045, respectively. The Utilities have been successful in adding significant amounts of renewable energy resources to their electric systems and exceeded the 2015 RPS goal. The Utilities' RPS for 2017 was about 27% and is on its way to achieving the 2020 RPS goal of 30%. (See "Developments in renewable energy efforts” below).
Power Supply Improvement Plans and Integrated Grid Planning. The December 2016 PSIP Update Report approved by the PUC in July 2017 includes the continued growth of private rooftop solar and describes the grid and generation modernization work needed to reliably integrate an estimated total of 165,000 private systems by 2030, and additional grid-scale renewable energy resources. In addition, the plans forecast the addition of 360 MW of grid-scale solar and 157 MW of grid-scale wind, with 8 MW derived from the first phase of the community-based renewable energy (CBRE) program. The plans also include 115 MW from Demand Response (DR) programs, which can shift customer use of electricity to times when more renewable energy is available, potentially making room to add even more renewable resources. The December 2016 Update Report emphasizes work that is in progress or planned through 2021 on each of the five islands the Utilities serve.
Achieving 100% renewable energy will require modernizing the grid through coordinated energy system planning in partnership with local communities and stakeholders to affordably move Hawaii towards reliable and resilient clean energy future with minimal risk. To accomplish this, the Utilities filed its Integrated Grid Planning (IGP) Report with the PUC on March 1, 2018, which provides an innovative systems approach to energy planning intended to yield the most cost-effective renewable energy pathways that are rooted in customer and stakeholder input. The Utilities’ IGP fully integrates resource, transmission, and distribution planning and incorporates solutions sourcing into the planning process. This will enable optimization and coordination of the solutions, thereby resulting in actionable near-term plans that maximize value to customers.
The PUC opened a docket for the IGP process that the Utilities had proposed. The Utilities are required to file an IGP work plan by December 14, 2018, describing the timing and scope of major activities that will occur in the IGP process.
Demand response programs. The PUC provided guidance concerning the objectives and goals for Demand Response (DR) programs, and ordered the Utilities to develop an integrated DR Portfolio Plan that will enhance system operations and reduce costs to customers. The Utilities’ DR Portfolio will create the economic and technical means by which customers can use their own equipment and behavior to have a role in the management of the electricity grid. Participating customers will be empowered with increasing opportunities to simultaneously install DER enabling active participation in the grid and its associated economics. These opportunities will take the form of either rates or incentive-based programs that will compensate customers for their participation, or by way of engagements with turnkey service providers that contract with the Utilities to aggregate and deliver various grid services on behalf of participating customers and their distributed assets.

In October 2017, the PUC approved the Utilities request made in December 2015 to defer and recover certain computer software and software development costs for a DR Management System in an amount not to exceed $3.9 million, exclusive of AFUDC, through the Renewable Energy Infrastructure Program Surcharge. The Utilities completed the first milestone of Blueprinting and realization phase and have transitioned into the system integration testing phase, which will continue through the fourth quarter of 2018. The Utilities are still on schedule for the DR Management System to be in service by first quarter of 2019.
On January 25, 2018, the PUC approved the Utilities’ revised DR Portfolio tariff structure. The PUC supported the approach of working with aggregators to implement the DR portfolio, and ordered the Utilities to complete contracting by June 2018 and initiate first implementation by the third quarter of 2018. The Utilities have selected the aggregators and commenced negotiations in July 2018, with many technical requirements discussions held. The negotiations with the aggregators will continue into early fourth quarter of 2018.
Distributed Energy Resources. The PUC has approved rules and tariffs for the following Distributed Energy Resources (DER) programs:

1)
Net Energy Metering (NEM) provides bill credit for the energy supplied from the customer’s renewable system at the retail rate of energy delivered from the system. The NEM program was capped at 2015 levels and has been closed to new participants. Non-export customer systems can be added to NEM systems and NEM customers are allowed to add non-export energy storage.

2)
Customer Grid Supply (CGS) allows customers to receive credit on their bills for energy delivered to the grid at specified rates for the energy delivered. Caps on availability of the CGS program on each island system apply and customers currently under the CGS program are grandfathered under rates which are fixed until 2022.

3)
Controllable Customer Grid Supply (CGS+) program allows PV systems without battery storage to deliver energy to the grid on an as-available basis except when system-wide technical conditions require reduction of output. CGS+ customers receive credit on their bills for energy delivered to the grid at specified rates for the energy delivered. Caps on availability of the CGS+ program on each island system apply and rates are fixed until 2022.

4)
Smart Export program is designed for PV systems with battery storage and features zero compensation during mid-day, but enhanced compensation at other times of the day to reflect the value of the energy to the grid at different times of the day. Caps on availability of the Smart Export program on each island system apply and rates are fixed until 2022.

5)	Customer Self Supply program is designed for customers with renewable systems who are connected and may receive energy from but do not export to the grid.
PUC orders have also addressed interconnection requirements, authorized advanced inverter functions in PV and storage systems and specified reporting requirements regarding hosting capacity analyses.
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
Community-Based Renewable Energy. In December 2017, the PUC adopted a CBRE program framework which allows customers who cannot, or chose not to, take advantage of private rooftop solar to receive the benefits of renewable energy to help offset their monthly electric bills and support clean energy for Hawaii. The program has two phases.
The first phase will total 8 MW of solar PV only with one credit rate for each island. The Utilities' role will be limited to administrative only during the first phase. In July 2018, the Utilities’ tariffs for each island and phase 1 of the CBRE program commenced. The Utilities are in the process of verifying the projects and awarding the capacity to interested subscriber organizations. The response has been positive; four of the five islands that the Utilities serve have received applications that equal or exceed what is allowed in phase 1.
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
Regulated returns. Actual and PUC-allowed (as of September 30, 2018) returns were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended September 30, 2018	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	6.32	7.32	5.99	6.99	8.34	7.10	7.55	8.83	6.94
PUC-allowed returns	7.57	7.80	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	(1.25)	(0.48)	(1.44)	(2.51)	(1.16)	(2.40)	(1.95)	(0.67)	(2.56)
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

The effects of the Tax Act on Utilities’ regulated operations accrued to the benefit of customers from the effective date of January 1, 2018. Generally, the lower corporate income tax rate lowers the Utilities’ revenue requirements through lower income tax expense and through the amortization of a regulatory liability for excess accumulated deferred income taxes (ADIT) resulting from the recording of ADIT in prior years at the higher income tax rate. The revenues collected in the first and a portion of the second quarters reflected income taxes at the old 35% rate and consequently, the Utilities reduced revenues to the extent the income taxes collected in 2018 revenue exceeded the taxes accrued at the new 21% rate. This reduction was recorded to a regulatory liability and electric rates have been adjusted in the second quarter to initiate the pass back of the 2018 excess to customers over various amortization periods. In addition, rates have been adjusted to begin passing back the excess ADIT that was accumulated as of December 31, 2017. The Tax Act also excludes the Utilities’ asset additions from qualifying for bonus depreciation, which will partially offset the aforementioned impacts by lowering ADIT and thereby increasing rate base and the associated revenue requirement for new plant going forward. However, note that the guidance issued in Treasury regulations proposed in August 2018 allowed the Utilities to take bonus depreciation on certain grandfathered utility property.

Test year (dollars in millions)	Date (filed/ implemented)	Amount	% over rates in effect	ROACE (%)	RORB (%)	Rate base	Common equity %	Stipulated agreement reached with Consumer Advocate
Hawaiian Electric
2017 [1]
Request	12/16/16	$106.4	6.9	10.60	8.28	$2,002	57.36	Yes
Interim increase	2/16/18	36.0	2.3	9.50	7.57	1,980	57.10
Interim increase with Tax Act	4/13/18	(0.6)	—	9.50	7.57	1,993	57.10
Final increase	9/1/18	(0.6)	—	9.50	7.57	1,993	57.10
Hawaii Electric Light
2016 [2]
Request	9/19/16	$19.3	6.5	10.60	8.44	$479	57.12	Yes
Interim increase	8/31/17	9.9	3.4	9.50	7.80	482	56.69
Interim increase with Tax Act	5/1/18	1.5	0.5	9.50	7.80	481	56.69
Final increase	10/1/18	—	—	9.50	7.80	481	56.69
Maui Electric
2018
Request	10/12/17	$30.1	9.3	10.60	8.05	$473	56.94	Yes
Interim increase	8/23/18	12.5	3.82	9.50	7.43	462	57.02

Note:  The “Request” date reflects the application filing date for the rate proceeding. The “Interim increase” and “Final increase” date reflects the effective date of the revised schedules and tariffs as a result of the PUC-approved increase.

1	Final decision and order was issued on June 22, 2018.
2 Final decision and order was issued on June 29, 2018.
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

•
Approved the implementation of the new depreciation and amortization rates and other changes to coincide with the effective date of the interim or final base rates approved in the subsequent rate case for each utility, beginning with Maui Electric’s ongoing 2018 test year rate case.

Developments in renewable energy efforts.  Developments in the Utilities’ efforts to further their renewable energy strategy include renewable energy projects discussed in Note 3 of the Condensed Consolidated Financial Statements and the following:
New renewable PPAs.

•
In July 2015, Maui Electric signed two PPAs, with Kuia Solar and South Maui Renewable Resources (which subsequently assigned its PPA to SSA Solar of HI 2, LLC and SSA Solar of HI 3, LLC, respectively), each for a 2.87-MW solar facility. In February 2016, the PUC approved both PPAs, subject to certain conditions and modifications. The guaranteed commercial operations date for the facilities was December 31, 2016, however both projects experienced delays. South Maui Renewable Resources reached commercial operations on May 5, 2018, and Kuia Solar reached commercial operations on October 4, 2018.

•
In December 2014, the PUC approved a PPA for Renewable As-Available Energy dated October 3, 2013 between Hawaiian Electric and Na Pua Makani Power Partners, LLC (NPM) for a proposed 24-MW wind farm on Oahu. The NPM wind farm was expected to be placed into service by August 31, 2019 but delayed due to an appeal of the decision in the Habitat Conservation Permit contested case.

•
Hawaiian Electric terminated PPAs to purchase solar energy with three affiliates of SunEdison, which affiliates were acquired by an affiliate of NRG Energy, Inc. (NRG) during SunEdison’s Chapter 11 bankruptcy proceedings. Hawaiian Electric then negotiated with NRG and its newly acquired affiliates and entered into amended and restated PPAs for solar energy on Oahu with Waipio PV, LLC for 45.9 MW, Lanikuhana Solar, LLC for 14.7 MW and Kawailoa Solar, LLC for 49.0 MW. In July 2017, the PUC approved the three NRG PPAs, subject to modifications and conditions. On August 31, 2018, NRG sold substantially all of its renewable platform to Global Infrastructure Partners (GIP). As a part of that transaction, the three projects are now owned by Clearway Energy Group LLC, which is an investment of GIP. The transaction is not expected to affect the success or completion of the projects. The three projects are expected to be in service by the end of 2019.

•
In July 2018, the PUC approved the Maui Electric’s PPA with Molokai New Energy Partners to purchase solar energy from a PV plus battery storage project. The 4.9 MW project will deliver no more than 2.64 MW at any time to the Molokai system and is expected to be in service by end of 2019.

Tariffed renewable resources.

•
As of September 30, 2018, there were approximately 455 MW, 96 MW and 107 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement (SIA), NEM, Customer Grid Supply, Customer Self Supply, Controllable Customer Grid Supply and Smart Export. As of September 30, 2018, an estimated 28% of single family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 17% of the Utilities' total customers have solar systems.

•
The Utilities began accepting energy from feed-in tariff projects in 2011. As of September 30, 2018, there were 31 MW, 3 MW and 5 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

Biofuel sources.

•
In September 2015, the PUC approved Hawaiian Electric’s 2-year biodiesel supply contract with Pacific Biodiesel Technologies, LLC (PBT) to supply 2 million to 3 million gallons of biodiesel at Campbell Industrial Park combustion turbine No. 1 (CIP CT-1) and the Honolulu International Airport Emergency Power Facility (HIA Facility) beginning in November 2015. The PBT contract is set to expire on November 2, 2018. PBT also has a spot buy contract with Hawaiian Electric to purchase additional quantities of biodiesel at or below the price of diesel. Some purchases of “at parity” biodiesel have been made under the spot purchase contract, which was recently extended through June 2019. REG Marketing & Logistics Group, LLC has a contingency supply contract with Hawaiian Electric to also supply biodiesel to CIP CT-1 in the event PBT is not able to supply necessary quantities. This contingency contract has been extended to November 2019, and will continue with no volume purchase requirements.

•
In July 2018, the PUC approved Hawaiian Electric’s 3 year biodiesel supply contract with PBT to supply 2 million to 4 million gallons of biodiesel at Hawaiian Electric’s Schofield Generating Station and the HIA Facility and any other generating unit on Oahu, as necessary. The new PBT contract became effective on November 1, 2018.

Requests for renewable proposals, expressions of interest, and information.

•
Under a request for proposal process governed by the PUC and monitored by independent observers, in February 2018, the Utilities issued RFPs for 220 MW of renewable generation on Oahu, 50 MW of renewable generation on Hawaii Island, and 60 MW of renewable generation on Maui. The Utilities selected a final award group for Hawaii

Island in August 2018 and for Maui and Oahu in September 2018 and are proceeding to negotiate and file PPAs with the PUC for the selected projects by the end of 2018.

•
In October 2017, the Utilities filed a draft request for proposal with the PUC for 40 MW of firm renewable generation on Maui (Maui Firm RFP) to be in service by the end of 2022. The Utilities are currently working with the independent observer for the Maui Firm RFP to update and revise the draft Maui Firm RFP for filing with the PUC for approval.

•
On January 5, 2017, Hawaiian Electric issued requests for Onshore Wind Expression of Interest to developers that are capable of developing utility scale onshore wind projects that are eligible to capture the federal Investment Tax Credit for Large Wind on the island of Oahu. Hawaiian Electric entered into non-binding confidential negotiations with a developer that responded, and the agreement reached is subject to PUC approval.

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
In accordance with its planning criteria, Hawaiian Electric deactivated two fossil fuel generating units from active service at its Honolulu Power Plant in January 2014. Hawaiian Electric acquired new firm capacity of 8 MW with the commissioning of the State of Hawaii Department of Transportation’s emergency power facility in June 2017. Hawaiian Electric is continuing negotiations with firm capacity IPPs on Oahu. On August 22, 2018, Hawaiian Electric and Kalaeloa entered into an agreement that neither party will give written notice of termination of the Kalaeloa PPA prior to October 31, 2019. The PPA with AES Hawaii is scheduled to expire in 2022. On June 7, 2018, Hawaiian Electric’s Schofield Generating Station was placed into service, providing approximately 50 MW of additional generating capability on Oahu.
Hawaii Electric Light. In January 2018, Hawaii Electric Light filed its 2018 AOS letter, which indicated that Hawaii Electric Light’s generation capacity through 2020 is sufficient to meet reasonably expected demands for service and provide for reasonable reserves for emergencies. Hawaii Electric Light is anticipating the addition of the firm dispatchable Honua Ola facility (formerly named Hu Honua) to be online by the end of 2018. Since May 2018, the Puna Geothermal Venture facility has been offline due to the lava flow on Hawaii Island. Hawaii Electric Light expects to have sufficient generation capacity despite the shutdown of Puna Geothermal Venture.
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
Impact of lava flows. In May 2018, a lava eruption occurred within the Leilani Estates subdivision, located along the lower East Rift Zone of Kilauea Volcano in the Puna district on the island of Hawaii. Over 20 fissures erupted lava and gas in the area covering approximately 13.7 square miles or 8,700 acres of land. Approximately 3,000 of the 86,000 Hawaii Electric Light customers reside in that area and over 1,000 customers had to evacuate their homes, some permanently. Since early August the lava activity significantly decreased and there is currently no active flow. The County of Hawaii has rescinded its mandatory evacuation order for the Leilani Estates subdivision, residents have returned to their homes, and the United States Geological Survey Hawaii Volcano Observatory has lowered the volcanic threat levels for Kilauea Volcano. The flow damaged some of Hawaii Electric Light’s property in the affected area and also resulted in the shutdown of independent power producer PGV’s facilities. Hawaii Electric Light continues to serve the load of Hawaii Island without capacity from PGV, and the Utilities expect to meet its 2020 RPS goals without the return of PGV to service. The financial impact to Hawaii Electric Light to date has not been material.
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
FINANCIAL CONDITION
Liquidity and capital resources.  As a result of the Tax Cut and Jobs Act, utility property is no longer eligible for bonus depreciation, but further guidance is required in order to finally determine the application of the new law. However, note that recent clarification in the tax law indicates that certain assets with longer construction periods that were placed in service after the effective date may be grandfathered and qualify for the old 50% bonus depreciation if subject to binding contracts entered into before such effective date. Consequently, additional bonus depreciation was taken for the fourth quarter of 2017 in the Company’s income tax return, resulting in an additional deferral of income taxes. The Utilities are currently evaluating its larger projects placed into service in 2018 for applicability. Nevertheless, the initial cash requirement for future capital projects will generally increase because of the loss of the immediate tax benefit from bonus depreciation. Management believes that Hawaiian Electric’s ability, and that of its subsidiaries, to generate cash, both internally from operations and externally from issuances of equity and debt securities and commercial paper and draws on lines of credit, is adequate to maintain sufficient liquidity to fund their respective capital expenditures, investments, debt repayments, retirement benefit plan contributions and other cash requirements in the foreseeable future.
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	September 30, 2018		December 31, 2017
Short-term borrowings	$86	3%	$5	—%
Long-term debt, net	1,469	42	1,369	42
Preferred stock	34	1	34	1
Common stock equity	1,876	54	1,845	57
	$3,465	100%	$3,253	100%

Information about Hawaiian Electric’s short-term borrowings (other than from Hawaii Electric Light and Maui Electric) and Hawaiian Electric’s line of credit facility were as follows:

	Average balance	Balance
(in millions)	Nine months ended September 30, 2018	September 30, 2018	December 31, 2017
Short-term borrowings [1]
Commercial paper	$90	$86	$5
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facility	—	200	200

1   The maximum amount of external short-term borrowings by Hawaiian Electric during the first nine months of 2018 was $157 million. As of September 30, 2018, Hawaiian Electric had short-term borrowings from Hawaii Electric Light of nil and Maui Electric had short-term borrowings from Hawaiian Electric of $2 million.
Hawaiian Electric has a $200 million line of credit facility with no amounts outstanding at September 30, 2018. See Note 5 of the Condensed Consolidated Financial Statements.
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
On September 6, 2018, Hawaiian Electric and Hawaii Electric Light filed with the PUC a letter request for the expedited authorization to issue refunding special purpose revenue bonds (SPRBs) prior to December 31, 2020 to refinance their outstanding Series 2009 SPRBs in the amount of up to $90 million and $60 million, respectively.
On October 22, 2018, the Utilities received PUC approval for the supplemental increase to issue and sell additional common stock in the amounts of up to $280 million for Hawaiian Electric and up to $100 million each for Hawaii Electric Light and Maui Electric, with the new total up to amounts of $430 million for Hawaiian Electric and $110 million each for Hawaii Electric Light and Maui Electric, and to extend the period authorized by the PUC to issue and sell common stock from December 31, 2021 to December 31, 2022.
On October 26, 2018, the Utilities requested PUC approval to issue SPRBs (under the 2015 Legislative Authorization) in the amounts of up to $70 million, $2.5 million and $7.5 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, prior to June 30, 2020, to finance the Utilities’ capital improvement programs.
Cash flows. The following table reflects the changes in cash flows for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017:

	Nine months ended September 30,
(in thousands)	2018	2017	Change
Net cash provided by operating activities	$193,722	$258,873	$(65,151)
Net cash used in investing activities	(300,558)	(258,258)	(42,300)
Net cash provided by (used in) financing activities	101,543	(64,914)	166,457
Net cash provided by operating activities. The decrease in net cash provided by operating activities was primarily driven by lower cash from an increase in accounts receivable due to timing and increase in customer bills as a result of higher fuel prices and purchased power costs included in rates, and a decrease in accounts payable due to timing on payments of invoices related to fuel and capital projects.
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

Bank

	Three months ended September 30		Increase
(in millions)	2018	2017	(decrease)	Primary reason(s)
Interest income	$65	$59	$6
The increase in interest income was the result of an increase in balances and yields on earning assets. ASB’s average investment securities portfolio balance for the three months ended September 30, 2018 increased by $229 million compared to the same period in 2017 as ASB used excess liquidity to purchase investments. The yield on the investment securities portfolio increased by 26 basis points as new investment purchase yields were higher due to the rising interest rate environment. ASB’s average loan portfolio balance for the three months ended September 30, 2018 increased by $74 million compared to the same period in 2017 as the average residential, home equity line of credit and consumer loan portfolios for the three months ended September 30, 2018 increased by $48 million, $56 million and $26 million, respectively, compared to the same period in 2017. The growth in these loan portfolios aligned with ASB’s portfolio mix target and loan growth strategy. The average commercial and commercial real estate balances decreased by $38 million and $17 million, respectively. The decrease in these loan portfolios was due to paydowns in those loan portfolios. The yield on loans benefited from the rising interest rate environment, which resulted in an increase in yield from the total loan portfolio of 24 basis points.

Noninterest income	15	15	—
Noninterest income was flat for the three months ended September 30, 2018 compared to noninterest income for the three months ended September 30, 2017 as lower fees from other financial services in 2018 as a result of debit card interchange expenses being netted against income beginning in 2018 were offset by higher bank-owned life insurance income. Prior year’s debit card interchange expenses were recorded in other noninterest expense. This change was in accordance with the new revenue recognition accounting standard. See Note 7 of the Condensed Consolidated Financial Statements for additional information on the new revenue recognition standard.

Revenues	80	74	6	The increase in revenues for the three months ended September 30, 2018 compared to the same period in 2017 was due to higher interest income.
Interest expense	4	3	1
Interest expense increased slightly for the three months ended September 30, 2018 compared to the same period in 2017. Average deposit balances for the three months ended September 30, 2018 increased by $383 million compared to the same period in 2017 due to an increase in core deposits and time certificates of $295 million and $88 million, respectively. Average other borrowings for the three months ended September 30, 2018 decreased by $22 million compared to the same period in 2017 due to a decrease in the average FHLB advances and repurchase agreements of $19 million and $3 million, respectively. The interest-bearing liability rate for the three months ended September 30, 2018 increased by 8 basis points compared to the same period in 2017 primarily due to an increase in term certificate and money market account yields.

Provision for loan losses	6	1	5
The provision for loan losses increased for the three months ended September 30, 2018 compared to the provision for loan losses for the three months ended September 30, 2017. The provision for loan losses for 2018 was primarily due to increased reserves for loan growth and additional loan loss reserves for the consumer and credit scored loan portfolios, partly offset by the release of reserves due to paydowns in the commercial and commercial real estate loan portfolios and improved credit quality in the residential, home equity line of credit, commercial and commercial real estate loan portfolios. The provision for loan losses for 2017 was primarily due to increased loan loss reserves for the consumer loan portfolio offset by the release of reserves for the commercial real estate and syndicated national credit loan portfolios due to loan paydowns and sales as the Bank strategically worked to improve commercial asset quality. Delinquency rates have decreased from 0.60% at September 30, 2017 to 0.52% at September 30, 2018. The annualized net charge-off ratio for the three months ended September 30, 2018 was 0.40% compared to an annualized net charge-off ratio of 0.32% for the same period in 2017. The increase was due to higher net charge-offs in the consumer loan portfolio with risk-based pricing.

Noninterest expense	43	44	(1)
Noninterest expense decreased slightly for the three months ended September 30, 2018 compared to the same period in 2017. The reclassification of debit card interchange expenses to noninterest income in accordance with the new revenue recognition accounting standard that became effective on January 1, 2018 was partly offset by higher employee benefit expenses.

Expenses	53	48	5	The increase in expenses for the three months ended September 30, 2018 compared to the same period in 2017 was due to higher provision for loan losses.
Operating income	27	26	1
Operating income increased slightly for the three months ended September 30, 2018 compared to the same period in 2017 as higher interest income and lower noninterest expenses were partly offset by higher provision for loan losses.

Net income	21	18	3
The increase in net income for the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to lower income tax expense as a result of the lower corporate rate from the Tax Act.

	Nine months ended September 30		Increase
(in millions)	2018	2017	(decrease)	Primary reason(s)
Interest income	$190	$176	$14
The increase in interest income was primarily the result of an increase in balances and yields on earning assets. ASB’s average investment securities portfolio balance for the nine months ended September 30, 2018 increased by $257 million compared to the same period in 2017 as ASB used excess liquidity to purchase investments. The yield on the investment securities portfolio increased by 16 basis points as new investment purchase yields were higher due to the rising interest rate environment. ASB’s average loan portfolio balance for the nine months ended September 30, 2018 increased by $29 million compared to the same period in 2017 as increases in the average residential, home equity line of credit and consumer loan portfolios for the nine months ended September 30, 2018 of $51 million, $55 million and $34 million, respectively, were partly offset by decreases in the the average commercial and commercial real estate balances of $72 million and $37 million, respectively. The growth in residential, home equity line of credit and consumer loan portfolios aligned with ASB’s portfolio mix target and loan growth strategy. The decrease in commercial and commercial real estate loan portfolios was reflective of ASB’s strategic decision to reduce the balances in certain commercial and national loan portfolios to improve the credit quality of those portfolios. The yield on loans benefited from the rising interest rate environment, which resulted in an increase in yields from the total loan portfolio of 20 basis points.

Noninterest income	43	47	(4)
Noninterest income decreased for the nine months ended September 30, 2018 compared to noninterest income for the nine months ended September 30, 2017 primarily due to lower fees from other financial services in 2018 as a result of debit card interchange expenses being netted against income beginning in 2018. Prior year’s debit card interchange expenses were recorded in other noninterest expense. This change was in accordance with the new revenue recognition accounting standard. See Note 7 of the Condensed Consolidated Financial Statements for additional information on the new revenue recognition standard.

Revenues	233	223	10	The increase in revenues for the nine months ended September 30, 2018 compared to the same period in 2017 was due higher interest income, partly offset by lower noninterest income.
Interest expense	11	9	2
Interest expense increased for the nine months ended September 30, 2018 compared to the same period in 2017 due to higher interest expense from an increase in time certificate balances and increased rates for time certificates and money market accounts, partly offset by lower interest expense on other borrowings as a result of lower FHLB advances. Average deposit balances for the nine months ended September 30, 2018 increased by $348 million compared to the same period in 2017 due to an increase in core deposits and time certificates of $246 million and $102 million, respectively. Average other borrowings for the nine months ended September 30, 2018 decreased by $27 million compared to the same period in 2017 due to a decrease in FHLB advances, partly offset by an increase in repurchase agreements. The interest-bearing liability rate for the nine months ended September 30, 2018 increased by 5 basis points compared to the same period in 2017.

Provision for loan losses	12	7	5
The provision for loan losses increased for the nine months ended September 30, 2018 compared to the provision for loan losses for the nine months ended September 30, 2017. The provision for loan losses for 2018 was due to increased reserves for loan growth and additional loan loss reserves for the consumer loan portfolio, partly offset by the release of reserves for the commercial loan portfolio due to a recovery on a previously charged-off commercial loan and improved credit quality, primarily in the commercial and commercial real estate loan portfolios. The provision for loan losses for 2017 was primarily due to increased reserves for loan growth and additional loan loss reserves for the consumer loan portfolio, partly offset by the release of reserves for the commercial real estate and national syndicated credit loan portfolios due to lower outstanding balances and improved credit quality. Delinquency rates have decreased from 0.60% at September 30, 2017 to 0.52% at September 30, 2018. The annualized net charge-off ratio for the nine months ended September 30, 2018 was 0.33% compared to an annualized net charge-off ratio of 0.27% for the same period in 2017. The increase was due to higher net charge-offs in the consumer loan portfolio with risk-based pricing.

Noninterest expense	131	131	—
Noninterest expense for the nine months ended September 30, 2018 compared to the same period in 2017 was flat primarily due to higher compensation and employee benefits expenses as a result of an increase in the minimum pay rate for employees, annual merit increases, and higher service expenses, offset by the reclassification of debit card interchange expenses in accordance with the new revenue recognition accounting standard.

Expenses	154	147	7	The increase in expenses for the nine months ended September 30, 2018 compared to the same period in 2017 was due to higher interest expense and higher provision for loan losses.
Operating income	79	76	3
The increase in operating income for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to higher interest income, partly offset by higher provision for loan losses, higher interest expense, and lower noninterest income.

Net income	61	50	11
The increase in net income for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to higher operating income and lower income tax expense as a result of the lower corporate rate from the Tax Act.

See Note 4 of the Condensed Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
                       ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.
                       ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended September 30		Nine months ended September 30
(%)	2018	2017	2018	2017
Return on average assets	1.22	1.07	1.18	1.02
Return on average equity	13.80	11.64	13.32	11.24
Net interest margin	3.81	3.69	3.78	3.68

	Three months ended September 30
	2018			2017
(dollars in thousands)	Average balance	Interest[1] income/ expense	Yield/ rate (%)	Average balance	Interest[1] income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$66,866	$339	1.98	$54,598	$172	1.23
FHLB stock	10,087	120	4.73	10,401	45	1.70
Investment securities
Taxable	1,518,743	8,691	2.29	1,291,604	6,521	2.02
Non-taxable	16,988	190	4.38	15,427	171	4.33
Total investment securities	1,535,731	8,881	2.31	1,307,031	6,692	2.05
Loans
Residential 1-4 family	2,114,398	21,776	4.12	2,066,648	21,383	4.14
Commercial real estate	863,468	10,140	4.61	880,304	9,542	4.26
Home equity line of credit	951,384	8,936	3.73	895,224	7,714	3.42
Residential land	14,236	192	5.39	16,340	296	7.26
Commercial	581,202	6,759	4.59	618,708	6,863	4.39
Consumer	240,067	8,082	13.36	213,619	6,412	11.91
Total loans [2,3]	4,764,755	55,885	4.66	4,690,843	52,210	4.42
Total interest-earning assets [2]	6,377,439	65,225	4.06	6,062,873	59,119	3.88
Allowance for loan losses	(52,781)			(55,881)
Non-interest-earning assets	622,721			558,736
Total assets	$6,947,379			$6,565,728
Liabilities and shareholder’s equity:
Savings	$2,352,553	$415	0.07	$2,292,341	$400	0.07
Interest-bearing checking	1,016,490	194	0.08	901,645	61	0.03
Money market	161,363	244	0.60	138,151	41	0.12
Time certificates	773,921	2,782	1.43	686,638	1,942	1.12
Total interest-bearing deposits	4,304,327	3,635	0.34	4,018,775	2,444	0.24
Advances from Federal Home Loan Bank	48,207	241	1.99	66,848	436	2.59
Securities sold under agreements to repurchase	86,547	163	0.75	90,011	34	0.15
Total interest-bearing liabilities	4,439,081	4,039	0.36	4,175,634	2,914	0.28
Non-interest bearing liabilities:
Deposits	1,778,751			1,681,774
Other	114,343			103,695
Shareholder’s equity	615,204			604,625
Total liabilities and shareholder’s equity	$6,947,379			$6,565,728
Net interest income		$61,186			$56,205
Net interest margin (%) [4]			3.81			3.69

	Nine months ended September 30
	2018			2017
(dollars in thousands)	Average balance	Interest[1] income/ expense	Yield/ rate (%)	Average balance	Interest[1] income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$59,051	$795	1.77	$64,426	$479	0.98
FHLB stock	10,035	274	3.65	11,128	150	1.80
Investment securities
Taxable	1,491,378	25,664	2.29	1,235,029	19,651	2.12
Non-taxable	15,953	502	4.15	15,427	481	4.11
Total investment securities	1,507,331	26,166	2.31	1,250,456	20,132	2.15
Loans
Residential 1-4 family	2,121,049	65,204	4.10	2,070,150	65,172	4.20
Commercial real estate	865,603	29,350	4.49	902,605	28,676	4.20
Home equity line of credit	935,184	25,278	3.61	880,472	22,078	3.35
Residential land	15,727	638	5.41	16,816	791	6.28
Commercial	578,246	19,752	4.55	650,554	21,108	4.32
Consumer	235,063	23,096	13.14	201,379	17,444	11.58
Total loans [2,3]	4,750,872	163,318	4.58	4,721,976	155,269	4.38
Total interest-earning assets [2]	6,327,289	190,553	4.01	6,047,986	176,030	3.88
Allowance for loan losses	(53,510)			(56,276)
Non-interest-earning assets	595,952			537,894
Total assets	$6,869,731			$6,529,604
Liabilities and shareholder’s equity:
Savings	$2,336,007	$1,227	0.07	$2,271,926	$1,160	0.07
Interest-bearing checking	993,686	476	0.06	898,794	175	0.03
Money market	133,826	343	0.34	146,864	133	0.12
Time certificates	777,816	7,830	1.35	676,083	5,390	1.07
Total interest-bearing deposits	4,241,335	9,876	0.31	3,993,667	6,858	0.23
Advances from Federal Home Loan Bank	50,487	740	1.96	89,273	1,999	2.99
Securities sold under agreements to repurchase	105,410	553	0.70	93,128	111	0.16
Total interest-bearing liabilities	4,397,232	11,169	0.34	4,176,068	8,968	0.29
Non-interest bearing liabilities:
Deposits	1,758,824			1,658,238
Other	105,426			100,499
Shareholder’s equity	608,249			594,799
Total liabilities and shareholder’s equity	$6,869,731			$6,529,604
Net interest income		$179,384			$167,062
Net interest margin (%) [4]			3.78			3.68

[1]
Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 21% and 35%, of $0.04 million and $0.06 million for the three months ended September 30, 2018 and 2017, respectively and $0.1 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively.

2 Includes loans held for sale, at lower of cost or fair value.

[3]
Includes recognition of net deferred loan fees of $0.1 million and $0.3 million for the three months ended September 30, 2018 and 2017 and $0.2 million and $1.4 million for the nine months ended September 30, 2018 and 2017, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

[4]	Defined as net interest income, on a fully taxable equivalent basis, as a percentage of average total interest-earning assets.
Earning assets, costing liabilities, contingencies and other factors.  Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on costing liabilities. The interest rate environment has been impacted by disruptions in the financial markets over a period of several years. These conditions have begun to moderate with the interest rate increases in the past year, resulting in an increase in ASB’s net interest income and net interest margin.
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

	September 30, 2018	December 31, 2017
Outstanding balance of home equity loans (in thousands)	$949,872	$913,052
Percent of portfolio in first lien position	48.3%	48.0%
Annualized net charge-off (recovery) ratio	0.02%	(0.03)%
Delinquency ratio	0.53%	0.28%

			End of draw period – interest only			Current
September 30, 2018	Total	Interest only	2018-2019	2020-2022	Thereafter	amortizing
Outstanding balance (in thousands)	$949,872	$721,463	$26,496	$98,666	$596,301	$228,409
% of total	100%	76%	3%	10%	63%	24%

                       The HELOC portfolio makes up 20% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable rate term loan with a 20-year amortization period. This product type comprises 77% of the total HELOC portfolio and is the current product offering. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed rate loan with level principal and interest payments. As of September 30, 2018, approximately 22% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option.
Loan portfolio risk elements.  See Note 4 of the Condensed Consolidated Financial Statements.
Investment securities.  ASB’s investment portfolio was comprised as follows:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$170,414	12%	$184,298	13%
Mortgage-related securities — FNMA, FHLMC and GNMA	1,251,188	84	1,245,988	86
Corporate bonds	49,383	3	—	—
Mortgage revenue bonds	19,084	1	15,427	1
Total investment securities	$1,490,069	100%	$1,445,713	100%
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
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Des Moines and securities sold under agreements to repurchase continue to be additional sources of funds. As of September 30, 2018, ASB’s costing liabilities consisted of 99% deposits and 1% other borrowings compared to 97% deposits and 3% other borrowings as of December 31, 2017. During the first nine months of 2018, ASB developed new deposit products that enabled approximately $102 million of retail repurchase agreements to be transferred to deposits. The weighted average cost of deposits for the first nine months of 2018 and 2017 was 0.22% and 0.16%, respectively.

Federal Home Loan Bank of Des Moines. As of September 30, 2018 ASB had no advances outstanding at the FHLB of Des Moines compared to $50 million advances outstanding as of December 31, 2017. As of September 30, 2018, the unused borrowing capacity with the FHLB of Des Moines was $2.1 billion. The FHLB of Des Moines continues to be an important source of liquidity for ASB.
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
As of September 30, 2018, ASB had an unrealized loss, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $37.7 million compared to an unrealized loss, net of taxes, of $15.0 million as of December 31, 2017. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first nine months of 2018, ASB recorded a provision for loan losses of $12.3 million due to increased reserves for loan growth and additional loan loss reserves for the consumer loan portfolio, partly offset by the release of reserves for the commercial loan portfolio due to a recovery on a previously charged-off commercial loan and improved credit quality, primarily in the commercial and commercial real estate loan portfolios. During the first nine months of 2017, ASB recorded a provision for loan losses of $7.2 million primarily due to increased reserves for loan growth and additional loan loss reserves for the consumer loan portfolio, partly offset by the release of reserves for the commercial real estate and national syndicated credit loan portfolios due to lower outstanding balances and improved credit quality. Financial stress on ASB’s customers may result in higher levels of delinquencies and losses.

	Nine months ended September 30		Year ended December 31,
(in thousands)	2018	2017	2017
Allowance for loan losses, January 1	$53,637	$55,533	$55,533
Provision for loan losses	12,337	7,231	10,901
Less: net charge-offs	11,847	9,717	12,797
Allowance for loan losses, end of period	$54,127	$53,047	$53,637
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.33%	0.27%	0.27%
ASB maintains a reserve for credit losses that consists of two components, the allowance for loan losses and a reserve for unfunded loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in other noninterest expense. As of September 30, 2018 and December 31, 2017, the reserve for unfunded loan commitments was $1.7 million.
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
The final rule was effective January 1, 2015 for ASB and as of September 30, 2018, ASB met the new capital requirements (see “Financial Condition” for a summary of ASB’s capital ratios).
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
FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	September 30, 2018	December 31, 2017	% change
Total assets	$6,929	$6,799	2
Investment securities	1,490	1,446	3
Loans held for investment, net	4,700	4,617	2
Deposit liabilities	6,130	5,891	4
Other bank borrowings	71	191	(63)
As of September 30, 2018, ASB was one of Hawaii’s largest financial institutions based on assets of $6.9 billion and deposits of $6.1 billion.
As of September 30, 2018, ASB’s unused FHLB borrowing capacity was approximately $2.1 billion. As of September 30, 2018, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.8 billion, of which commitments to borrowers whose loan terms have been modified in troubled debt restructurings were $0.06 million. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the nine months ended September 30, 2018, net cash provided by ASB’s operating activities was $76 million. Net cash used during the same period by ASB’s investing activities was $230 million, primarily due to purchases of investment securities of $190 million, a net increase in loans of $96 million, additions to premises and equipment of $59 million, purchases of held-to-maturity investment securities of $62 million and contributions to low income housing investments of $8 million, partly offset by receipt of repayments from available-for-sale investment securities of $168 million, proceeds from the sale of commercial loans of $7 million and receipts of repayments from held-to-maturity investment securities of $4 million. Net cash provided by financing activities during this period was $79 million, primarily due to increases in deposit liabilities of $137 million, proceeds from FHLB advances of $237 million, and a net increase in retail repurchase agreements of $33 million, partly offset by principal payments on FHLB advances of $287 million and $36 million in common stock dividends to HEI (through ASB Hawaii).
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
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of September 30, 2018, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a Common equity Tier-1 ratio of 12.6% (6.5%), a Tier-1 capital ratio of 12.6% (8.0%), a Total capital ratio of 13.8% (10.0%) and a Tier-1 leverage ratio of 8.6% (5.0%). As of December 31, 2017, ASB was well-capitalized with a common equity Tier-1 ratio of 13.0%, Tier-1 capital ratio of 13.0%, a Total capital ratio of 14.2% and a Tier-1 leverage ratio of 8.6%. All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to HEI (through ASB Hawaii).

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
ASB’s interest-rate risk sensitivity measures as of September 30, 2018 and December 31, 2017 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
+300	2.3%	3.0%	7.3%	(8.0)%
+200	1.7	2.4	5.8	(4.0)
+100	1.0	1.6	3.6	(0.6)
-100	(2.1)	(2.7)	(7.1)	(6.0)
The NII profile under the rising interest rate risk scenarios was less asset sensitive for all rate increases as of September 30, 2018 compared to December 31, 2017. NII asset sensitivity has been slowly decreasing as rising rates have slowed prepayment expectations, reducing the amount of the fixed-rate mortgage and mortgage-backed investment portfolios available to reprice in the rising rate scenarios. In addition, the fixed-rate portion of the HELOC portfolio grew, further reducing the amount available to reprice in rising rate scenarios.
ASB’s base EVE increased to $1.52 billion as of September 30, 2018, compared to $1.18 billion as of December 31, 2017, due to the growth and mix of the balance sheet and longer duration of core deposits.
During the third quarter of 2018, ASB’s biennial core deposit study was conducted by a third party as part of its regular process. As a result of the study, the duration of ASB’s core deposits extended by approximately two years compared to the bank’s core deposit duration at December 31, 2017. This had the effect of improving ASB’s base EVE and EVE sensitivity.
EVE sensitivity shifted from liability to asset sensitive as of September 30, 2018, primarily due to core deposit study enhancements leading to a higher retention rate and longer duration. The extension of core deposit duration provides greater capacity for hedging long duration assets. Although market rate increases have been slowing prepayments and extending duration in the residential loan and mortgage-backed investment portfolios, the longer duration of core deposits mitigated this exposure.
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
Changes in Internal Control Over Financial Reporting
On October 2, 2018, Hawaiian Electric completed the implementation of an ERP/EAM system utilizing SAP, which supports essentially all of the Utilities’ business processes and activities including work management, procurement and supply chain, customer relationship management, invoicing and collection of payments, human resource management, payroll, and the preparation of financial information for financial reporting. SAP allows Hawaiian Electric to benefit from enhanced security features and seamless data integration. The implementation of SAP modified processes and procedures which will result in changes to Hawaiian Electric’s internal control over financial reporting beginning in the fourth quarter of 2018.
There were no other changes in internal control over financial reporting during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
On October 2, 2018, Hawaiian Electric completed the implementation of an ERP/EAM system utilizing SAP, which supports essentially all of the Utilities’ business processes and activities including work management, procurement and supply chain, customer relationship management, invoicing and collection of payments, human resource management, payroll, and the preparation of financial information for financial reporting. SAP allows Hawaiian Electric to benefit from enhanced security features and seamless data integration. The implementation of SAP modified processes and procedures which will result in changes to Hawaiian Electric’s internal control over financial reporting beginning in the fourth quarter of 2018.
There were no other changes in internal control over financial reporting during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of HEI common shares were made on the open market during the third quarter of 2018 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2018	32,461	$34.59	—	NA
August 1 to 31, 2018	20,865	$35.41	—	NA
September 1 to 30, 2018	172,052	$35.97	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
** The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 28,461 of the 32,461 shares, 20,165 of the 20,865 shares and 155,152 of the 172,052 shares were purchased for the DRIP; 4,000 of the 32,461 shares, none of the 20,865 shares and 12,700 of the 172,052 shares were purchased for the HEIRSP; and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 6. Exhibits

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Alan M. Oshima
	Constance H. Lau		Alan M. Oshima
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Gregory C. Hazelton	By	/s/ Tayne S. Y. Sekimura
	Gregory C. Hazelton		Tayne S. Y. Sekimura
	Executive Vice President and		Senior Vice President
	Chief Financial Officer		and Chief Financial Officer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: November 7, 2018		Date: November 7, 2018