Form 10-K
period 2018-12-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2019-02-28
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Hawaiian Electric Industries Inc.	Large accelerated filer X Accelerated filer Non-accelerated filer Smaller reporting company Emerging growth company	Hawaiian Electric Company, Inc.	Large accelerated filer Accelerated filer Non-accelerated filer X Smaller reporting company Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Hawaiian Electric Industries Inc. Yes No	Hawaiian Electric Company, Inc. Yes No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries Inc. Yes No X	Hawaiian Electric Company, Inc. Yes No X

	Aggregate market value of the voting and non- voting common equity held by non-affiliates of the registrants as of	Number of shares of common stock outstanding of the registrants as of
	June 30, 2018	June 30, 2018	February 13, 2019
Hawaiian Electric Industries, Inc. (HEI)	$3,734,558,104	108,879,245 (Without par value)	108,936,902 (Without par value)
Hawaiian Electric Company, Inc. (Hawaiian Electric)	None	16,142,216 ($6 2/3 par value)	16,751,488 ($6 2/3 par value)

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

Selected sections of Proxy Statement of HEI for the 2019 Annual Meeting of Shareholders to be filed-Part III

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
Company
When used in Hawaiian Electric Industries, Inc. sections and in the Notes to Consolidated Financial Statements, “Company” refers to Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B.; Pacific Current, LLC and its subsidiaries, Hamakua Holdings, LLC (and its subsidiary, Hamakua Energy, LLC) and Mauo Holdings, LLC (and its subsidiary, Mauo, LLC); The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.) and HEI Properties, Inc. (dissolved in 2015 and wound up in 2017).
When used in Hawaiian Electric Company, Inc. sections, “Company” refers to Hawaiian Electric Company, Inc. and its direct subsidiaries.

Consolidated Financial Statements	HEI’s or Hawaiian Electric’s Consolidated Financial Statements, including notes, in Item 8 of this Form 10-K
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
CBRE	Community-based renewable energy
D&O	Decision and order from the PUC
DBEDT	State of Hawaii Department of Business Economic Development and Tourism
DBF	State of Hawaii Department of Budget and Finance
DG	Distributed generation
DER	Distributed energy resources
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOH	State of Hawaii Department of Health
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
ECAC	Energy cost adjustment clause
ECRC	Energy cost recovery clause
EEPS	Energy Efficiency Portfolio Standards
EGU	Electrical generating unit
EIP	2010 Executive Incentive Plan, as amended
EPA	Environmental Protection Agency - federal
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERL	Environmental Response Law of the State of Hawaii

GLOSSARY OF TERMS (continued)

Terms	Definitions

ERP/EAM	Enterprise Resource Planning/Enterprise Asset Management
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
federal	U.S. Government
FERC	Federal Energy Regulatory Commission
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings, Inc.
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GNMA	Government National Mortgage Association
Gramm Act	Gramm-Leach-Bliley Act of 1999
Hamakua Energy
Hamakua Energy, LLC, an indirect subsidiary of Pacific Current and successor in interest to Hamakua Energy Partners, L.P., an affiliate of Arclight Capital Partners (a Boston based private equity firm focused on energy infrastructure investments) and successor in interest to Encogen Hawaii, L.P.

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
HEI
Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., Pacific Current, LLC, The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.) and HEI Properties, Inc. (dissolved in 2015 and wound up in 2017)

HEI’s 2019 Proxy Statement
Selected sections of Proxy Statement for the 2019 Annual Meeting of Shareholders of Hawaiian Electric Industries, Inc. to be filed after the date of this Form 10-K and not later than 120 days after December 31, 2018, which are incorporated in this Form 10-K by reference

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
Island Energy
Island Energy Services, LLC (a fuel oil supplier and subsidiary of One Rock Capital Partners, L.P.), who purchased Chevron’s Hawaii assets on November 1, 2016 and was assigned Chevron’s fuel oil supply contracts with the Utilities.

Kalaeloa	Kalaeloa Partners, L.P.
kV	Kilovolt
kW	Kilowatt/s (as applicable)
kWh	Kilowatthour/s (as applicable)
LNG	Liquefied natural gas
LSFO	Low sulfur fuel oil

GLOSSARY OF TERMS (continued)

Terms	Definitions

LTIP	Long-term incentive plan
MATS	Mercury and Air Toxics Standards
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Mauo	Mauo, LLC, an indirect subsidiary of Pacific Current
MBtu	Million British thermal unit
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger
As provided in the Merger Agreement (see below), merger of NEE Acquisition Sub II, Inc. with and into HEI, with HEI surviving, and then merger of HEI with and into NEE Acquisition Sub I, LLC, with NEE Acquisition Sub I, LLC surviving as a wholly owned subsidiary of NextEra Energy, Inc.

Merger Agreement	Agreement and Plan of Merger by and among HEI, NextEra Energy, Inc., NEE Acquisition Sub II, Inc. and NEE Acquisition Sub I, LLC, dated December 3, 2014 and terminated July 16, 2016
Moody’s	Moody’s Investors Service’s
MOU	Memorandum of Understanding
MPIR	Major Project Interim Recovery
MSFO	Medium sulfur fuel oil
MSR	Mortgage servicing right
MW	Megawatt/s (as applicable)
MWh	Megawatthour/s (as applicable)
NA	Not applicable
NAAQS	National Ambient Air Quality Standard
NEE	NextEra Energy, Inc.
NEM	Net energy metering
NII	Net interest income
NM	Not meaningful
NPBC	Net periodic benefits costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
OTS	Office of Thrift Supervision, Department of Treasury
OTTI	Other-than-temporary impairment
Pacific Current	Pacific Current, LLC, a wholly owned subsidiary of HEI and indirect parent company of Hamakua Energy and Mauo
PBO	Projected benefit obligation
PCB	Polychlorinated biphenyls
PGV	Puna Geothermal Venture
PIMs	Performance incentive mechanisms
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PSD	Prevention of Significant Deterioration
PSIPs	Power Supply Improvement Plans
PUC	Public Utilities Commission of the State of Hawaii
PURPA	Public Utility Regulatory Policies Act of 1978
PV	Photovoltaic
QF	Qualifying Facility under the Public Utility Regulatory Policies Act of 1978
QTL	Qualified Thrift Lender
RAM	Rate adjustment mechanism
RBA	Revenue balancing account
Registrant	Each of Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc.
REIP	Renewable Energy Infrastructure Program
RFP	Request for proposals
RHI	Renewable Hawaii, Inc., a wholly-owned nonregulated subsidiary of Hawaiian Electric Company, Inc.
ROA	Return on assets
ROACE	Return on average common equity

GLOSSARY OF TERMS (continued)

Terms	Definitions

RORB	Return on rate base
RPS	Renewable portfolio standards
S&P	Standard & Poor’s
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference (or means refer to the referenced section in this document or the referenced exhibit or other document)
SLHCs	Savings & Loan Holding Companies
SOIP	1987 Stock Option and Incentive Plan, as amended. Shares of HEI common stock reserved for issuance under the SOIP were deregistered and delisted in 2015.
Spin-Off	The previously planned distribution to HEI shareholders of all of the common stock of ASB Hawaii immediately prior to the Merger, which was terminated
SPRBs	Special Purpose Revenue Bonds
ST	Steam turbine
state	State of Hawaii
Tax Act	2017 Tax Cuts and Jobs Act (H.R. 1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018)
TDR	Troubled debt restructuring
Tesoro	Tesoro Hawaii Corporation dba BHP Petroleum Americas Refining Inc., a fuel oil supplier
TOOTS	The Old Oahu Tug Service, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc.
Trust III	HECO Capital Trust III
UBC	Uluwehiokama Biofuels Corp., a wholly-owned nonregulated subsidiary of Hawaiian Electric Company, Inc.
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity

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
Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:

•
international, national and local economic and political conditions—including the state of the Hawaii tourism, defense and construction industries; the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans held by ASB, which could result in higher loan loss provisions and write-offs); decisions concerning the extent of the presence of the federal government and military in Hawaii; the implications and potential impacts of the Federal government partial shutdown, including the impact to our customers to pay their electric bills and/or bank loans and the impact on the state of Hawaii economy; the implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions; and the potential impacts of global developments (including global economic conditions and uncertainties; unrest; conflicts or other crisis; the effects of changes that have or may occur in U.S. policy, such as with respect to immigration and trade; terrorist acts; and potential pandemics);

•
the effects of future actions or inaction of the U.S. government or related agencies, including those related to the U.S. debt ceiling or budget funding, monetary policy, trade policy and tariffs, and other policy and regulation changes advanced or proposed by President Trump and his administration;

•
weather, natural disasters (e.g., hurricanes, earthquakes, tsunamis, lightning strikes, lava flows and the potential effects of climate change, such as more severe storms, droughts, heat waves, and rising sea levels) and wildfires, including their impact on the Company’s and Utilities’ operations and the economy;

•	the timing, speed and extent of changes in interest rates and the shape of the yield curve;

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

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and of the rules and regulations that the Dodd-Frank Act requires to be promulgated, as amended by the Economic Growth, Regulatory Relief and Consumer Protection Act;

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

•
capacity and supply constraints or difficulties, especially if generating units (utility-owned or IPP-owned) fail or measures such as demand-side management, distributed generation (DG), combined heat and power or other firm capacity supply-side resources fall short of achieving their forecasted benefits or are otherwise insufficient to reduce or meet peak demand;

•
fuel oil price changes, delivery of adequate fuel by suppliers and the continued availability to the electric utilities of their energy cost adjustment clauses (ECACs) and energy cost recovery clauses (ECRC);

•
the continued availability to the electric utilities or modifications of other cost recovery mechanisms, including the purchased power adjustment clauses (PPACs), rate adjustment mechanisms (RAMs) and pension and postretirement benefits other than pensions (OPEB) tracking mechanisms, and the continued decoupling of revenues from sales to mitigate the effects of declining kilowatthour sales;

•	the ability of the Utilities to achieve performance incentive goals currently in place;

•
the impact from the PUC’s implementation of performance-based ratemaking for the Utilities pursuant to Act 005, Session Laws 2018, including the potential addition of new performance incentive mechanisms, third party proposals adopted by the PUC in its implementation of PBR, and the implications of not achieving performance incentive goals;

•	the impact of fuel price levels and volatility on customer satisfaction and political and regulatory support for the Utilities;

•
the risks associated with increasing reliance on renewable energy, including the availability and cost of non-fossil fuel supplies for renewable energy generation and the operational impacts of adding intermittent sources of renewable energy to the electric grid;

•
the growing risk that energy production from renewable generating resources may be curtailed and the interconnection of additional resources will be constrained as more generating resources are added to the Utilities’ electric systems and as customers reduce their energy usage;

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

•
cyber security risks and the potential for cyber incidents, including potential incidents at HEI, its third-party vendors, and its subsidiaries (including at ASB branches and electric utility plants) and incidents at data processing centers used, to the extent not prevented by intrusion detection and prevention systems, anti-virus software, firewalls and other general IT controls;

•
failure in addressing issues in the stabilization of the Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) (ERP/EAM) system implementation could adversely affect the Utilities’ ability to timely and accurately report financial information and make payments to vendors and employees;

•
failure to achieve cost savings consistent with the minimum $244 million in ERP/EAM project-related benefits (including $141 million in operation and maintenance (O&M) benefits) to be delivered to customers over its 12-year estimated useful life;

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

•
changes in accounting principles applicable to HEI and its subsidiaries, including the adoption of new U.S. accounting standards, the potential discontinuance of regulatory accounting, the effects of potentially required consolidation of variable interest entities (VIEs), or required capital/finance lease or on-balance-sheet operating lease accounting for PPAs with IPPs;

•	downgrades by securities rating agencies in their ratings of the securities of HEI and Hawaiian Electric and their impact on results of financing efforts;

•	faster than expected loan prepayments that can cause an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage-servicing assets of ASB;

•	changes in ASB’s loan portfolio credit profile and asset quality and/or mix which may increase or decrease the required level of provision for loan losses, allowance for loan losses and charge-offs;

•	changes in ASB’s deposit cost or mix which may have an adverse impact on ASB’s cost of funds;

•	the final outcome of tax positions taken by HEI and its subsidiaries;

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
HEI Consolidated
HEI and subsidiaries and lines of business.  HEI is a holding company with its subsidiaries principally engaged in electric utility, banking, and renewable/sustainable infrastructure investment businesses operating in the State of Hawaii. HEI was incorporated in 1981 under the laws of the State of Hawaii. HEI’s predecessor, Hawaiian Electric, was incorporated under the laws of the Kingdom of Hawaii (now the State of Hawaii) on October 13, 1891. As a result of a 1983 corporate reorganization, Hawaiian Electric became an HEI subsidiary and common shareholders of Hawaiian Electric became common shareholders of HEI. As a holding company with no significant operations of its own, HEI’s sources of funds are dividends or other distributions from its operating subsidiaries, borrowings, and sales of equity. The rights of HEI and its creditors and shareholders to participate in any distribution of the assets of any of HEI’s subsidiaries are subject to the prior claims of the creditors and preferred shareholders of such subsidiary, except to the extent that claims of HEI in its capacity as a creditor are recognized as primary. The abilities of certain of HEI’s subsidiaries to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions (see Note 13 of the Consolidated Financial Statements). HEI is headquartered in Honolulu, Hawaii and has three reportable segments—Electric utility, Bank, and Other.
Electric Utility. Hawaiian Electric and its operating utility subsidiaries, Hawaii Electric Light Company, Inc. (Hawaii Electric Light) and Maui Electric Company, Limited (Maui Electric), are regulated electric public utilities that provide essential electric service to approximately 95% of Hawaii’s population through the operation of five separate grids that serve communities on the islands of Oahu, Hawaii, and Maui, Lanai and Molokai. Hawaiian Electric’s mission is to provide innovative energy leadership for Hawaii, to meet the needs and expectations of customers and communities, and to empower them with affordable, reliable and clean energy. The goal is to create a modern, flexible and dynamic electric grid that enables an optimal mix of distributed energy resources (such as private rooftop solar and battery storage), demand response, and grid-scale resources to achieve the statutory goal of 100% renewable energy by 2045. See also “Electric utility” section below.
Bank. HEI acquired American Savings Bank, F.S.B. (ASB) in 1988. ASB is one of the largest financial institutions in the State of Hawaii (based on total assets), with assets totaling approximately $7.0 billion as of December 31, 2018. ASB provides a wide array of banking and other financial services to consumers and businesses. See also “Bank” section below.
Other. The “Other” segment comprises HEI’s corporate-level operating, general and administrative expenses and the results of Pacific Current, LLC (Pacific Current). Pacific Current was formed in September 2017 to focus on investing in non-regulated renewable energy and sustainable infrastructure in the State of Hawaii to help reach the state’s sustainability goals. See also “Electric utility - Hawaii Electric Light firm capacity PPAs” section below and Note 2 of the Consolidated Financial Statements for additional information on Pacific Current activities. The “Other” segment also includes ASB Hawaii, Inc. (ASB Hawaii) (a holding company, formerly known as American Savings Holdings, Inc.), which owns ASB, and The Old Oahu Tug Service, Inc. (TOOTS), which administers certain employee and retiree-related benefit programs and monitors matters related to its predecessor’s former maritime freight transportation operations.
Termination of proposed Merger. For information concerning the termination of HEI’s Merger Agreement with NextEra Energy, Inc., see Note 16 of the Consolidated Financial Statements.
Additional information.  For additional information about HEI, see HEI’s MD&A, HEI’s “Quantitative and Qualitative Disclosures about Market Risk” and HEI’s Consolidated Financial Statements.
The Company’s website address is www.hei.com, where annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports (last 10 years) are made available free of charge in the Investor Relations section as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC (and available at the SEC’s website at www.sec.gov). The information on the Company’s website is not incorporated by reference in this annual report on Form 10-K unless, and except to the extent, specifically incorporated herein by reference. HEI and Hawaiian Electric intend to continue to use HEI’s website as a means of disclosing additional information. Accordingly, investors should routinely monitor such portions of HEI’s website, in addition to following HEI’s, Hawaiian Electric’s and ASB’s press releases, SEC filings and public conference calls and webcasts. Investors may also wish to refer to the PUC website at dms.puc.hawaii.gov/dms in order to review documents filed with and issued by the PUC. No information at the PUC website is incorporated herein by reference.
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
HEI is subject to an agreement entered into with the PUC (the PUC Agreement) which, among other things, requires PUC approval of any change in control of HEI. The PUC Agreement also requires HEI to provide the PUC with periodic financial information and other reports concerning intercompany transactions and other matters. It also prohibits the electric utilities from loaning funds to HEI or its nonutility subsidiaries and from redeeming common stock of the electric utility subsidiaries without PUC approval. Further, the PUC could limit the ability of the electric utility subsidiaries to pay dividends on their common stock. See also Note 13 of the Consolidated Financial Statements and “Electric utility—Regulation” below.
HEI and ASB Hawaii are subject to Federal Reserve Board (FRB) regulation, supervision and reporting requirements as savings and loan holding companies. As a result of the enactment of the Dodd-Frank Act, supervision and regulation of HEI and ASB Hawaii, as thrift holding companies, moved to the FRB, and supervision and regulation of ASB, as a federally chartered savings bank, moved to the Office of the Comptroller of the Currency (OCC) in July 2011. In the event the OCC has reasonable cause to believe that any activity of HEI or ASB Hawaii constitutes a serious risk to the financial safety, soundness or stability of ASB, the OCC is authorized to impose certain restrictions on HEI, ASB Hawaii and/or any of their subsidiaries. Possible restrictions include precluding or limiting: (i) the payment of dividends by ASB; (ii) transactions between ASB, HEI or ASB Hawaii, and their subsidiaries or affiliates; and (iii) any activities of ASB that might expose ASB to the liabilities of HEI and/or ASB Hawaii and their other affiliates. See also Note 13 of the Consolidated Financial Statements.
The Gramm-Leach-Bliley Act of 1999 (Gramm Act) permitted banks, insurance companies and investment firms to compete directly against each other, thereby allowing “one-stop shopping” for an array of financial services. Although the Gramm Act further restricted the creation of so-called “unitary savings and loan holding companies” (i.e., companies such as HEI whose subsidiaries include one or more savings associations and one or more nonfinancial subsidiaries), the unitary savings and loan holding company relationship among HEI, ASB Hawaii and ASB is “grandfathered” under the Gramm Act so that HEI and its subsidiaries will be able to continue to engage in their current activities so long as ASB maintains its qualified thrift lender (QTL) status test discussed under “Bank—Regulation—Qualified thrift lender test.” ASB met the QTL test at all times during 2018; however, the failure of ASB to satisfy the QTL test in the future could result in a need for HEI to divest ASB. Under the Gramm Act, any proposed sale of ASB would have to satisfy applicable statutory and regulatory requirements and potential acquirers of ASB would most likely be limited to companies that are already qualified as, or capable of qualifying as, either a traditional savings and loan association holding company or a bank holding company, or as one of the authorized financial holding companies permitted under the Gramm Act.
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
Employees.  The Company had full-time employees as follows:

December 31	2018	2017	2016	2015	2014
HEI	46	41	41	39	44
Hawaiian Electric and its subsidiaries	2,704	2,724	2,662	2,727	2,759
ASB	1,148	1,115	1,093	1,152	1,162
	3,898	3,880	3,796	3,918	3,965
The employees of HEI and its direct and indirect subsidiaries, other than the electric utilities, are not covered by any collective bargaining agreement. The International Brotherhood of Electrical Workers Local 1260 represents roughly half of the Utilities’ workforce covered by a collective bargaining agreement that expires on October 31, 2021.
Properties.  HEI leases office space from nonaffiliated lessors in downtown Honolulu under leases that expire in December 2022. See “Electric Utility” and “Bank” sections for a description of properties they own and lease.
Hamakua Energy, LLC owns a total of approximately 93 acres located on the Hamakua coast on the island of Hawaii. Its power plant is situated on approximately 59 acres and the remaining 34 acres includes surrounding parcels of which 30 acres are located on the ocean front.

Electric utility
Hawaiian Electric and subsidiaries and service areas.  Hawaiian Electric, Hawaii Electric Light and Maui Electric (Utilities) are regulated operating electric public utilities engaged in the production, purchase, transmission, distribution and sale of electricity on the islands of Oahu; Hawaii; and Maui, Lanai and Molokai, respectively. In 2018, the electric utilities’ revenues and net income amounted to approximately 89% and 71% respectively, of HEI’s consolidated revenues and net income, compared to approximately 88% and 73% in 2017 and approximately 88% and 57% (impacted by a merger termination fee and other impacts at HEI corporate) in 2016, respectively.
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
Sales of electricity.

Years ended December 31	2018		2017		2016
(dollars in thousands)	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues
Hawaiian Electric	305,456	$1,789,527	304,948	$1,592,016	304,261	$1,466,225
Hawaii Electric Light	85,758	371,713	85,925	331,697	85,029	309,521
Maui Electric	71,875	364,967	71,352	323,882	70,872	306,767
	463,089	$2,526,207	462,225	$2,247,595	460,162	$2,082,513
* As of December 31.
Regulatory mechanisms. Each of the three utilities’ rates is reset on a triennial cycle. The regulatory framework includes a number of mechanisms designed to provide utility financial stability during the transition toward the state’s 100% renewable energy goals. For example, under the sales decoupling mechanism, the utilities are allowed to recover from customers, target test year revenues, independent of the level of kilowatt-hour (kWh) sales, which have declined as privately-owned distributed energy resources have been added to the grid and energy efficiency measures have been put into place. A summary of these regulatory mechanisms is as follows:

Mechanism	Description
Sales decoupling	Provides predictable revenue stream by fixing net revenues at the level approved in last rate case (revenues not linked to kWh sales)
Revenue adjustment mechanism (RAM)	Annually adjusts revenue to recover general inflation of operations and maintenance expenses and baseline plant additions between rate cases
Major Projects Interim Recovery adjustment mechanism (MPIR)
Reduces regulatory lag and permits recovery through the revenue balancing account (RBA) of costs (net of benefits) for major capital projects including, but not restricted to, projects to advance renewable energy

Energy cost and purchased power recovery/adjustment clauses
Allows for timely recovery of fuel and purchased power costs to reduce earnings volatility. Symmetrical fossil fuel cost risk sharing (98% customer/2% utility) mechanism established for Hawaiian Electric (Oahu) and utility upside/downside capped at $2.5 million (beginning in 2019)

Pension and post-employment benefit trackers	Allow tracking of pension and post-employment benefit costs and contributions above or below the cost included in rates in a separate regulatory asset/liability account
Renewable energy infrastructure program	Permits recovery of renewable energy infrastructure projects through a surcharge

Seasonality.  kWh sales of the Utilities follow a seasonal pattern, but they do not experience extreme seasonal variations due to extreme weather variations experienced by some electric utilities on the U.S. mainland. kWh sales in Hawaii tend to increase in the warmer, more humid months as a result of increased demand for air conditioning, and with cloudy and rainy weather due to lower production by privately owned customer generated PV systems.
Significant customers.  The Utilities derived approximately 11% of their operating revenues in 2018, 2017 and 2016 from the sale of electricity to various federal government agencies. Hawaiian Electric continues to work with various federal agencies to implement measures that will help them achieve their energy reduction and renewable energy objectives.

Selected consolidated electric utility operating statistics.

Years ended December 31	2018	2017	2016	2015	2014
kWh sales (millions)
Residential	2,410.8	2,334.5	2,332.7	2,396.5	2,379.7
Commercial	2,810.8	2,867.9	2,911.5	2,977.8	3,022.0
Large light and power	3,425.1	3,443.3	3,555.1	3,532.9	3,524.5
Other	42.1	44.7	46.0	49.3	50.0
	8,688.8	8,690.4	8,845.3	8,956.5	8,976.2
kWh net generated and purchased (millions)
Net generated	4,966.4	4,888.4	4,940.4	5,124.5	5,131.3
Purchased	4,139.3	4,247.1	4,349.1	4,308.3	4,306.7
	9,105.7	9,135.5	9,289.5	9,432.8	9,438.0
Losses and system uses (%)	4.4	4.7	4.6	4.8	4.7
Energy supply (December 31)
Net generating capability—MW	1,739	1,673	1,669	1,669	1,787
Firm and other purchased capability—MW1	517	551	551	555	575
	2,256	2,224	2,220	2,224	2,362
Net peak demand—MW2	1,598	1,584	1,593	1,610	1,554
Btu per net kWh generated	10,826	10,812	10,710	10,632	10,613
Average fuel oil cost per MBtu (cents)	1,420.2	1,114.3	862.3	1,206.5	2,087.6
Customer accounts (December 31)
Residential	407,505	406,241	402,818	400,655	398,256
Commercial	54,075	53,732	55,089	54,878	54,924
Large light and power	696	656	670	659	596
Other	813	1,596	1,585	1,608	1,640
	463,089	462,225	460,162	457,800	455,416
Electric revenues (thousands)
Residential	$788,028	$691,857	$638,776	$709,886	$879,605
Commercial	843,326	766,921	711,553	798,202	1,027,588
Large light and power	882,443	776,808	720,878	802,366	1,051,119
Other	12,410	12,009	11,306	13,356	17,163
	$2,526,207	$2,247,595	$2,082,513	$2,323,810	$2,975,475
Average revenue per kWh sold (cents)	29.07	25.86	23.54	25.90	33.15
Residential	32.69	29.64	27.38	29.62	36.96
Commercial	30.00	26.74	24.44	26.81	34.00
Large light and power	25.76	22.56	20.28	22.71	29.82
Other	29.47	26.82	24.61	27.05	34.36
Residential statistics
Average annual use per customer account (kWh)	5,923	5,779	5,806	5,996	6,000
Average annual revenue per customer account	$1,936	$1,713	$1,590	$1,776	$2,218
Average number of customer accounts	407,044	403,983	401,796	399,674	396,640

[1]	Since May 2018, PGV has been offline due to lava flow on Hawaii Island; therefore, PGV’s capability has not been incorporated into the utility’s firm contract power capability as of December 31, 2018.

[2]	Sum of the net peak demands on all islands served, noncoincident and nonintegrated.

Generation statistics.  The following table contains certain generation statistics as of and for the year ended December 31, 2018. The net generating and firm purchased capability available for operation at any given time may be more or less than shown because of capability restrictions or temporary outages for inspection, maintenance, repairs or unforeseen circumstances.

	Hawaiian Electric	Hawaii Electric Light	Maui Electric
	Island of Oahu	Island of Hawaii	Island of Maui	Island of Lanai	Island of Molokai	Total
Net generating and firm purchased capability (MW) as of December 31, 2018[1]
Conventional oil-fired steam units	999.5	50.1	35.9	—	—	1,085.5
Diesel	—	29.5	96.8	10.2	9.8	146.3
Combustion turbines (peaking units)	231.8	—	—	—	—	231.8
Other combustion turbines	—	46.3	—	—	2.2	48.5
Combined-cycle unit	—	56.3	113.6	—	—	169.9
Biodiesel	57.4	—	—	—	—	57.4
Firm contract power[2]	456.5	60.0	—	—	—	516.5
	1,745.2	242.2	246.3	10.2	12.0	2,255.9

Net peak demand (MW)[3]	1,190.0	190.8	206.2	5.4	6.0	1,598.4
Reserve margin	45.7%	26.9%	19.4%	88.9%	100.0%	42.0%
Annual load factor	63.5%	68.1%	60.7%	65.4%	60.7%	65.0%
kWh net generated and purchased (millions)	6,807.8	1,138.2	1,096.9	30.9	31.9	9,105.7

[1]	Hawaiian Electric units at normal ratings; Hawaii Electric Light and Maui Electric units at reserve ratings.

[2]
Nonutility generators - Hawaiian Electric: 208 MW (Kalaeloa Partners, L.P., oil-fired), 180 MW (AES Hawaii, Inc., coal-fired) and 68.5 MW (HPOWER, refuse-fired); Hawaii Electric Light: 60 MW (Hamakua Energy, LLC, oil-fired). Hawaii Electric Light also has a firm capacity PPA with PGV for 34.6 MW. However, since May 2018, PGV has been offline due to lava flow on Hawaii Island; therefore, PGV’s capability has not been incorporated into the utility’s firm contract power capability as of December 31, 2018.

[3]	Noncoincident and nonintegrated.

Generating reliability and reserve margin.  Hawaiian Electric serves the island of Oahu and Hawaii Electric Light serves the island of Hawaii. Maui Electric has three separate electrical systems—one each on the islands of Maui, Molokai and Lanai. Hawaiian Electric, Hawaii Electric Light and Maui Electric have isolated electrical systems that are not currently interconnected to each other or to any other electrical grid and, thus, each maintains a higher level of reserve generation and cost structure than is typically carried by interconnected mainland U.S. utilities, which are able to share reserve capacity. These higher levels of reserve margins are required to meet peak electric demands, to provide for scheduled maintenance of generating units (including the units operated by IPPs relied upon for firm capacity) and to allow for the forced outage of the largest generating unit in the system.
Nonutility generation.  The Utilities have supported state and federal energy policies which encourage the development of renewable energy sources that reduce the use of fuel oil as well as the development of qualifying facilities. The Utilities’ renewable energy sources and potential sources range from wind, solar, photovoltaic, geothermal, wave and hydroelectric power to energy produced by the municipal waste and other biofuels.
The rate schedules of the electric utilities contain ECACs (replaced with the ECRCs for Hawaiian Electric and Hawaii Electric Light in 2019) and PPACs that allow them to recover costs of fuel and purchase power expenses.
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
Hawaiian Electric firm capacity PPAs.  Hawaiian Electric currently has three major PPAs that provide a total of 456.5 MW of firm capacity, representing 26% of Hawaiian Electric’s total net generating and firm purchased capacity on the Island of Oahu as of December 31, 2018.

In March 1988, Hawaiian Electric entered into a PPA with AES Hawaii, Inc. (AES Hawaii), a Hawaii-based, indirect subsidiary of The AES Corporation. The agreement with AES Hawaii, as amended (through Amendment No. 2), provides that, for a period of 30 years beginning September 1992, Hawaiian Electric will purchase 180 megawatts (MW) of firm capacity. The AES Hawaii coal-fired cogeneration plant utilizes a “clean coal” technology and is designed to sell sufficient steam to be a “Qualifying Facility” (QF) under the Public Utility Regulatory Policies Act of 1978 (PURPA). See “Commitments and contingencies–Power purchase agreements–AES Hawaii, Inc.” in Note 3 of the Consolidated Financial Statements for an update regarding this PPA.
Under a 1988 PPA, as amended, Hawaiian Electric is committed to purchase 208 MW of firm capacity from Kalaeloa Partners, L.P. (Kalaeloa). The Kalaeloa facility, which is a QF, is a combined-cycle operation, consisting of two oil-fired combustion turbines burning low sulfur fuel oil (LSFO) and a steam turbine that utilizes waste heat from the combustion turbines. Hawaiian Electric and Kalaeloa are currently in negotiations to address the PPA term that ended on May 23, 2016. The PPA automatically extends on a month-to-month basis as long as the parties are still negotiating in good faith, but would end 60 days after either party notifies the other in writing that negotiations have terminated. Hawaiian Electric and Kalaeloa have agreed that neither party will terminate the PPA prior to October 31, 2019. This agreement contemplates continued negotiations between the parties and accounts for time needed for PUC approval of a negotiated resolution.
Hawaiian Electric also entered into a PPA in March 1986 and a firm capacity amendment in April 1991 with the City and County of Honolulu with respect to a refuse-fired plant (HPOWER). Under the PPA, as amended and restated, Hawaiian Electric is committed to purchase 68.5 MW of firm capacity annually through April 2033.
Hawaii Electric Light firm capacity PPAs.  Hawaii Electric Light has two major PPAs that provide a total of 94.6 MW of firm capacity, representing 34% of Hawaii Electric Light’s total net generating and firm purchased capacity on the Island of Hawaii as of December 31, 2018.
Hawaii Electric Light has a 35-year PPA, as amended, with Puna Geothermal Venture (PGV) for 34.6 MW of firm capacity from its geothermal steam facility, which will expire on December 31, 2027. Since May 2018, PGV facility has been offline due to lava flow on Hawaii Island. PGV is committed to restoring their facility to commercial operation and is currently in discussion with Hawaii Electric Light to rebuild the Pohoiki substation and transmission lines affected by the lava flow.
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
In May 2012, Hawaii Electric Light signed a PPA with Hu Honua Bioenergy, LLC (Hu Honua) for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass on the island of Hawaii. This PPA was approved by the PUC in December 2013. See “Commitments and contingencies–Power purchase agreements–Hu Honua Bioenergy, LLC” in Note 3 of the Consolidated Financial Statements for an update regarding this PPA.
Maui Electric firm capacity PPAs.  Maui Electric has no firm capacity PPAs.
Fuel oil usage and supply.  The rate schedules of the Utilities include ECACs (replaced with ECRCs for Hawaiian Electric and Hawaii Electric Light in 2019) under which electric rates (and consequently the revenues of the electric utility subsidiaries generally) are adjusted for changes in the weighted-average price paid for fuel oil and certain components of purchased power, and the relative amounts of company-generated power and purchased power. See discussion of rates and issues relating to the ECAC below under “Rates,” and “Electric utility—Material estimates and critical accounting policies–Revenues” in HEI’s MD&A.
Hawaiian Electric’s steam generating units consume low sulfur fuel oil (LSFO) and Hawaiian Electric’s combustion turbine peaking units consume diesel, including Hawaiian Electric’s Campbell Industrial Park generating facility which recently converted from B99 grade biodiesel to diesel.
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

The following table sets forth the average cost of fuel oil used by Hawaiian Electric, Hawaii Electric Light and Maui Electric to generate electricity in 2018, 2017 and 2016:

	Hawaiian Electric		Hawaii Electric Light		Maui Electric		Consolidated
	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu
2018	86.11	1,371.8	89.81	1,489.5	93.60	1,573.6	87.90	1,420.2
2017	67.96	1,087.1	68.02	1,125.2	72.29	1,214.6	68.78	1,114.3
2016	51.30	815.2	53.27	876.9	62.21	1,048.6	53.49	862.3
The average per-unit cost of fuel oil consumed to generate electricity for Hawaiian Electric, Hawaii Electric Light and Maui Electric reflects a different volume mix of fuel types and grades as follows:

	Hawaiian Electric		Hawaii Electric Light		Maui Electric
	% LSFO	% Biodiesel/Diesel	% IFO	% Diesel	% IFO	% Diesel
2018	96	4	39	61	23	77
2017	95	5	43	57	23	77
2016	97	3	49	51	19	81
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
The Utilities estimate that 66% of the net energy they generate will come from fossil fuel oil in 2019 compared to 68% in 2018. Hawaiian Electric generally maintains an average system fuel inventory level equivalent to 47 days of forward consumption. Hawaii Electric Light and Maui Electric generally maintain an average system fuel inventory level equivalent to approximately one month’s supply of both IFO and diesel. The PPAs with AES Hawaii and Hamakua Energy require that they maintain certain minimum fuel inventory levels.
Since the Hawaii Clean Energy initiative was launched in 2008, liquid fuel consumption has continued to steadily decline. The liquid fuel consumption in 2018 was about 2.1 million barrels less than that consumed in 2008.
Rates.  Hawaiian Electric, Hawaii Electric Light and Maui Electric are subject to the regulatory jurisdiction of the PUC with respect to rates, issuance of securities, accounting and certain other matters. See “Regulation” below.
General rate increases require the prior approval of the PUC after public and contested case hearings. Rates for Hawaiian Electric and its subsidiaries include ECACs (replaced with the ECRCs for Hawaiian Electric and Hawaii Electric Light in 2019), and PPACs. Under current law and practices, specific and separate PUC approval is not required for each rate change pursuant to automatic rate adjustment clauses previously approved by the PUC. PURPA requires the PUC to periodically review the adjustment clauses related to energy cost of electric and gas utilities in the state, and such clauses, as well as the rates charged by the utilities generally, are subject to change. PUC approval is also required for all surcharges and adjustments before they are reflected in rates.
See “Electric utility–Most recent rate proceedings,” and “Electric utility–Material estimates and critical accounting policies–Revenues” in HEI’s MD&A and “Interim increases” and “Utility projects” under “Commitments and contingencies” in Note 3 of the Consolidated Financial Statements.
Competition.  See “Electric utility–Competition” in HEI’s MD&A.
Regulation.  The PUC regulates the rates, issuance of securities, accounting and certain other aspects of the operations of Hawaiian Electric and its electric utility subsidiaries. See the previous discussion under “Rates” and the discussions under “Electric utility–Results of operations–Most recent rate proceedings.”
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

Energy efficiency. The PUC issued an order on January 3, 2012 approving a framework for Energy Efficiency Portfolio Standards (EEPS) that set 2008 as the initial base year for evaluation and linearly allocated the 2030 goal to interim incremental reduction goals of 1,375 GWH by 2015 and 975 GWH by each of the years 2020, 2025 and 2030. Pursuant to the PUC’s EEPS framework, the PUC has contracted with a public benefits fee administrator to operate and manage energy efficiency programs, and any incentive and/or penalty mechanisms related to the achievement of the goals are at the discretion of the PUC.
The Division of Consumer Advocacy’s 2018 Compliance Resolution Fund Report states that Hawaii continues to progress towards its 2020 Renewable Portfolio Standards and EEPS goals. The EEPS has contributed to lower kWh sales; however, the implementation of sales decoupling has delinked sales and revenues. See “Regulatory mechanisms” above.
Electrification of Transportation. In June 2018, the PUC initiated a proceeding to review the Utilities’ Electrification of Transportation (EoT) Strategic Roadmap, which provided an economic analysis for light duty electric vehicles on the island of Oahu, Maui and Hawaii. In December 2018, the Utilities filed proposed tariffs for: (1) a commercial electric bus charging facility service pilot program; and (2) the assumed ownership and operation of certain fast charging stations on the island of Maui.
Renewable Portfolio Standards. In 2015, Hawaii’s RPS law was amended to require electric utilities to meet an RPS of 15%, 30%, 40%, 70% and 100% by December 31, 2015, 2020, 2030, 2040 and 2045, respectively. Energy savings resulting from energy efficiency programs do not count toward the RPS since 2014 (only electrical generation using renewable energy as a source counts).
Affiliate transactions. Certain transactions between HEI’s electric public utility subsidiaries (Hawaiian Electric, Hawaii Electric Light and Maui Electric) and HEI and affiliated interests (as defined by statute) are subject to regulation by the PUC.
In December 1996, the PUC issued an order in a docket to review the relationship between HEI and Hawaiian Electric and the effects of that relationship on the operations of Hawaiian Electric. The order required Hawaiian Electric to continue to provide the PUC with periodic status reports on its compliance with the PUC Agreement (pursuant to which HEI became the holding company of Hawaiian Electric). Hawaiian Electric files such status reports annually. In the order, the PUC also required the Utilities to present a comprehensive analysis of the impact that the holding company structure and investments in nonutility subsidiaries have on a case-by-case basis on the cost of capital to each utility in future rate cases and remove any such effects from the cost of capital. The Utilities have made presentations in their subsequent rate cases to support their positions that there was no evidence that would modify the PUC’s finding that Hawaiian Electric’s access to capital did not suffer as a result of HEI’s involvement in nonutility activities and that HEI’s diversification did not permanently raise or lower the cost of capital incorporated into the rates paid by Hawaiian Electric’s utility customers.
In December 2018, the PUC established a set of requirements governing transactions and sharing of information between the Utilities and its affiliates (Affiliate Transaction Requirements, ATRs), which was subsequently modified and clarified in January 2019 following the Utilities’ motion for reconsideration. The PUC stated the intent of the ATRs is to establish safeguards to avoid potential market power benefits, cross-subsidization between regulated and unregulated activities. The requirements include rules on interactions with affiliates, information handling, business development, political activities, promotional activities, sales of products and services, and employee sharing restrictions. The ATRs include implementing an internal code of conduct, a compliance plan including policies and procedures to comply with the requirements, and having an audit conducted every three years that examines the compliance with the requirements. Penalties for non-compliance depend on the severity of the violation, and can range from daily fines to divestiture of the Utilities by the holding company.
Other regulations. The Utilities are not subject to regulation by the FERC under the Federal Power Act, except under Sections 210 through 212 (added by Title II of PURPA and amended by the Energy Policy Act of 1992), which permit the FERC to order electric utilities to interconnect with qualifying cogenerators and small power producers, and to wheel power to other electric utilities. Title I of PURPA, which relates to retail regulatory policies for electric utilities, and Title VII of the Energy Policy Act of 1992, which addresses transmission access, also apply to the Utilities. The Utilities are also required to file various operational reports with the FERC.
Because they are located in the State of Hawaii, Hawaiian Electric and its subsidiaries are exempt by statute from limitations set forth in the Powerplant and Industrial Fuel Use Act of 1978 on the use of petroleum as a primary energy source.
See also “HEI–Regulation” above.
Environmental regulation.  Hawaiian Electric, Hawaii Electric Light and Maui Electric, like other utilities, are subject to periodic inspections by federal, state and, in some cases, local environmental regulatory agencies, including agencies responsible for the regulation of water quality, air quality, hazardous and other waste and hazardous materials. These inspections may result in the identification of items needing corrective or other action. Except as otherwise disclosed in this report (see “Risk Factors” in Item 1A and Note 3 of the Consolidated Financial Statements, which are incorporated herein by reference), the Company believes that each subsidiary has appropriately responded to environmental conditions requiring action and that, as a result of such actions, such environmental conditions will not have a material adverse effect on the Company or Hawaiian Electric.
Water quality controls.  The generating stations, substations and other utility facilities operate under federal and state water quality regulations and permits, including, but not limited to, the Clean Water Act National Pollution Discharge Elimination System (governing point source discharges, including wastewater and storm water discharges) and the Safe Drinking Water Act Underground Injection Control (regulating disposal of wastewater into the subsurface). On February 1, 2018, the Ninth Circuit Court of Appeals ruled that under certain circumstances, discharges from underground injection control wells may require National Pollution Discharge Elimination System permits. This case is currently pending before the U.S. Supreme Court.
Oil pollution controls.  The Oil Pollution Act of 1990 (OPA) establishes programs that govern actual or threatened oil releases and imposes strict liability on responsible parties for clean-up costs and damages to natural resources and property. The federal Environmental Protection Agency (EPA) regulations under OPA require certain facilities that use or store oil to prepare and implement Spill Prevention, Control and Countermeasures (SPCC) Plans in order to prevent releases of oil to navigable waters of the U.S. Certain facilities are also required to prepare and implement Facility Response Plans (FRPs) to ensure prompt and proper response to releases of oil. The utility facilities that are subject to SPCC Plan and FRP requirements have prepared and implemented SPCC Plans and FRPs.
Air quality controls.  The Clean Air Act (CAA) establishes permitting programs to reduce air pollution. The CAA amendments of 1990, established the federal Title V Operating Permit Program (in Hawaii known as the Covered Source Permit program) to ensure compliance with all applicable federal and state air pollution control requirements. The 1977 CAA Amendments established the New Source Review (NSR) permitting program, which affect new or modified generating units by requiring a permit to construct under the CAA and the controls necessary to meet the National Ambient Air Quality Standards (NAAQS).
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
Properties. As of December 31, 2018, the Utilities’ ownership in generating assets was as follows:

Property	Location (island)	Principal Fuel Type	Generating Capacity (MW)	Status
Hawaiian Electric:
Waiau[1]	Oahu	LSFO / Diesel	480.8	Active
Kahe[1]	Oahu	LSFO	620.5	Active
Campbell Industrial Park (CIP)[1]	Oahu	Diesel	130.0	Active
Honolulu Power Plant[1]	Oahu	N/A	—	Deactivated in 2014
Schofield Generating Station[2]	Oahu	Biodiesel / Ultra low sulfur diesel	49.4	Active
West Loch PV Project[3]	Oahu	Renewable	20.0	Under construction

Hawaii Electric Light[4]:
Shipman	Hawaii	N/A	—	Retired in 2015
Waimea	Hawaii	Ultra low sulfur diesel	7.5	Active
Keahole	Hawaii	Diesel / Ultra low sulfur diesel	77.6	Active
Puna	Hawaii	MSFO / Diesel	36.7	Active
Kanoelehua	Hawaii	MSFO / Ultra low sulfur diesel	55.4	Active
Distributed generators at substation sites	Hawaii	Ultra low sulfur diesel	5.0	Active

Maui Electric[5]:
Kahului	Maui	MSFO	35.9	Active
Maalaea	Maui	Diesel	210.4	Active
Miki Basin	Lanai	Ultra low sulfur diesel	9.4	Active
Palaau	Molokai	Ultra low sulfur diesel	12.0	Active
1 The four plants are situated on Hawaiian Electric-owned land having a combined area of 542 acres and three parcels of land totaling 5.7 acres under leases expiring between December 31, 2018 and June 30, 2021, with options to extend to June 30, 2026.
2 Hawaiian Electric has a 35-year lease on 8.13 acres, effective September 1, 2016 (with an option to extend an additional 10 years), with the Department of the Army.

[3]	Hawaiian Electric has a 37-year lease, effective July 1, 2017, with the Secretary of the Navy to install, operate and maintain a 20 MW renewable generation site on 102 acres.
4 The plants (including a baseyard on the same parcel as the Hilo plant) are situated on Hawaii Electric Light-owned land having a combined area of approximately 44 acres. The distributed generators are located within Hawaii Electric Light-owned substation sites having a combined area of approximately four acres.

[5]	The four plants are situated on Maui Electric-owned land having a combined area of 60.7 acres.

As of December 31, 2018, the Utilities ownership in fuel storage facilities was as follows:

Facility	Location (island)	Fuel Type	Capacity (barrels in thousands)	Generation Serviced
Hawaiian Electric:
Barbers Point Tank Farm	Oahu	Low sulfur fuel oil	1,000	Kahe, Waiau
Generation sites - various (in aggregate)	Oahu	Low sulfur fuel oil	770	Various
Generation sites - various (in aggregate)	Oahu	Diesel	44	Various
Generation sites - various (in aggregate)	Oahu	Biodiesel	88	Various

Hawaii Electric Light[1]:
Generation sites - various (in aggregate)	Hawaii	Medium sulfur fuel oil	48	Various
Generation sites - various (in aggregate)	Hawaii	Diesel	82	Various

Maui Electric[2]:
Generation sites - various (in aggregate)	Maui	Medium sulfur fuel oil	81	Various
Generation sites - various (in aggregate)	Maui	Diesel	95	Various
1 There are an additional 19,200 barrels of diesel and 22,770 barrels of MSFO storage capacity for Hawaii Electric Light-owned fuel off-site at Island Energy Services, LLC (Island Energy)-owned terminalling facilities (previously Chevron-owned).

[2]	There are an additional 56,358 barrels of diesel oil storage capacity off-site at Aloha Petroleum, Ltd. (Aloha Petroleum)-owned terminalling facilities.

Other properties.  The Utilities own overhead transmission and distribution lines, underground cables, pole (some jointly) and metal high voltage towers. Electric lines are located over or under public and nonpublic properties.
Hawaiian Electric owns a total of 132 acres of land on which substations, transformer vaults, distribution baseyards and the Kalaeloa cogeneration facility are located. Hawaiian Electric also owns buildings and approximately 11.6 acres of land located in Honolulu which house its operating and engineering departments. It also leases an office building and certain office spaces in Honolulu, and a warehousing center in Kapolei.
Hawaii Electric Light owns 6 acres of land in Kona, which is used for a baseyard, and one acre of land in Hilo, which houses its accounting, customer services and administrative offices. Hawaii Electric Light also leases 3.7 acres of land for its baseyard in Hilo under a lease expiring in 2030. In addition, Hawaii Electric Light owns a total of approximately 100 acres of land, and leases a total of approximately 8.5 acres of land, on which hydro facilities, substations and switching stations, microwave facilities and transmission lines are located. The deeds to the sites located in Hilo contain certain restrictions, but the restrictions do not materially interfere with the use of the sites for public utility purposes.
Maui Electric’s administrative offices, as well as its engineering and distribution departments, are situated on 9.1 acres of Maui Electric-owned land in Kahului. Maui Electric also owns approximately 18 acres of land which house some of its substations, leases approximately 3,600 square feet of land for its telecommunication and microwave facilities, leases approximately 6,000 square feet of land at Kahului Harbor for pipeline purposes, and leases 17,958 square feet of land at Puunene for the Puunene Substation. Maui Electric also owns approximately 89 acres of undeveloped land at Waena, Palaau, and Kahului. Fuel storage facilities are located on Maui Electric-owned properties at Kahului Baseyard, Kahului Power Plant, Maalaea Power Plant, Miki Basin, Palaau, and Hana. Two, 1-MW stand-by diesel generators are located within the Maui Electric-owned land at Hana Substation.
See “Hawaiian Electric and subsidiaries and service areas” above for a discussion of the nonexclusive franchises of Hawaiian Electric and subsidiaries.
See “Generation statistics” above and “Limited insurance” in HEI’s MD&A for a further discussion of some of the electric utility properties.
Bank
General.  ASB is one of the largest financial institutions headquartered in the State of Hawaii with assets of $7.0 billion and deposits of $6.2 billion, as of December 31, 2018. ASB is a full-service community bank serving both consumer and commercial customers and operates 49 branches on the islands of Oahu (34), Maui (6), Hawaii (5), Kauai (3), and Molokai (1). ASB was acquired by HEI in 1988, and prior to its acquisition, ASB was granted a federal savings bank charter in January 1987. Prior to that time, ASB had operated since 1925 as the Hawaii division of American Savings & Loan Association of Salt Lake City, Utah.

In 2018, ASB’s revenues and net income amounted to approximately 11% and 41% of HEI’s consolidated revenues and net income, respectively, compared to approximately 12% and 41% in 2017 and approximately 12% and 23% in 2016 (impacted by the merger termination fee).
At the time of HEI’s acquisition of ASB, HEI agreed with the Office of Thrift Supervision, Department of Treasury’s (OTS) predecessor regulatory agency that ASB’s regulatory capital would be maintained at a level of at least 6% of ASB’s total liabilities, or at such greater amount as may be required from time to time by regulation. Under the agreement, HEI’s obligation to contribute additional capital to ensure that ASB would have the capital level required by the OTS was limited to a maximum aggregate amount of approximately $65.1 million. As of December 31, 2018, as a result of certain HEI contributions of capital to ASB over the years, HEI’s maximum obligation under the agreement to contribute additional capital has been reduced to approximately $28.3 million. ASB is subject to OCC regulations on dividends and other distributions and ASB must receive a letter from the FRB communicating the OCC’s and FRB’s non-objection to the payment of any dividend ASB proposes to declare and pay to ASB Hawaii and HEI.
The following table sets forth selected data for ASB (average balances calculated using the average daily balances):

Years ended December 31	2018	2017	2016
Equity to assets ratio
Average equity divided by average total assets	8.86%	9.10%	9.34%
Return on assets
Net income divided by average total assets	1.20	1.02	0.92
Return on equity
Net income divided by average equity	13.51	11.20	9.90
Lending activities. See Note 4 of the Consolidated Financial Statements for the composition of ASB’s loan portfolio.
Origination, purchase and sale of loans.  Generally, residential and commercial real estate loans originated by ASB are collateralized by real estate located in Hawaii. For additional information, including information concerning the geographic distribution of ASB’s mortgage-backed securities portfolio and the geographic concentration of credit risk, see Note 14 of the Consolidated Financial Statements. The demand for loans is primarily dependent on the Hawaii real estate market, business conditions, interest rates and loan refinancing activity.
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
Construction and development lending.  ASB provides fixed rate loans for the construction of one-to-four unit residential and commercial properties. Construction loan projects are typically short term in nature. Construction and development financing generally involves a higher degree of credit risk than long-term financing on improved, occupied real estate. Accordingly, construction and development loans are generally priced higher than loans collateralized by completed structures. ASB’s underwriting, monitoring and disbursement practices with respect to construction and development financing are designed to ensure sufficient funds are available to complete construction projects. See “Bank—Loan portfolio risk elements” in HEI’s MD&A and “Multifamily residential and commercial real estate lending” below.
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
ASB charges the borrower at loan settlement a loan origination fee. See “Loans” in Note 1 of the Consolidated Financial Statements.
Deposits and sources of funds. Deposits continue to be the largest source of funds for ASB for use in lending, meeting liquidity requirements and making investments, and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. ASB borrows on a short-term basis to compensate for seasonal or other reductions in deposit flows. ASB may borrow on a longer-term basis to support expanded lending or investment activities. Advances from the FHLB of Des Moines and securities sold under agreements to repurchase continue to be additional sources of funds, but they are a higher cost source than deposits.
Competition.  The banking industry in Hawaii is highly competitive. At December 31, 2018, there were 8 financial institutions insured by the FDIC headquartered in the State of Hawaii. While ASB is one of the largest financial institutions in Hawaii, based on total assets, ASB faces vigorous competition for deposits and loans from two larger banking institutions based in Hawaii and from smaller institutions that heavily promote their services in niche areas, such as providing financial services to small and medium-sized businesses, as well as national financial services organizations. Competition for loans and deposits comes primarily from other savings institutions, commercial banks, credit unions, securities brokerage firms, money market and mutual funds and other investment alternatives. ASB faces additional competition in seeking deposit funds from various types of corporate and government borrowers, including insurance companies. Competition for origination of mortgage loans comes primarily from mortgage banking and brokerage firms, commercial banks, other savings institutions, insurance companies and real estate investment trusts. See also “Bank—Executive overview and strategy” in HEI’s MD&A.
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
The primary factors in competing for deposits are interest rates, the quality and range of services offered, marketing, convenience of locations, hours of operation, other non-branch channels such as online and mobile banking and perceptions of the institution’s financial soundness and safety. To meet competition, ASB offers a variety of savings and checking accounts at competitive rates, convenient business hours, convenient branch locations with interbranch deposit and withdrawal privileges at each branch, convenient automated teller machines and an upgrade of the ASB’s electronic banking platform. ASB also conducts advertising and promotional campaigns.
ASB has been diversifying its loan portfolio from single-family home mortgages to higher-spread, shorter-duration consumer, commercial and commercial real estate loans. The origination of consumer, commercial and commercial real estate loans involves risks and other considerations different from those associated with originating residential real estate loans. For example, the sources and level of competition may be different and credit risk is generally higher than for residential mortgage loans. These different risk factors are considered in the underwriting and pricing standards and in the allowance for loan losses established by ASB for its consumer, commercial and commercial real estate loans.
Regulation.  ASB, a federally chartered saving bank, is subject to examination and comprehensive regulation by the Department of Treasury, OCC and the FDIC, and is subject to reserve requirements established by the Board of Governors of the Federal Reserve System. Regulation by these agencies focuses in large measure on the adequacy of ASB’s capital and the results of periodic “safety and soundness” examinations conducted by the OCC. In addition, ASB’s holding companies are subject to the regulatory supervision of the FRB. See “HEI Consolidated–Regulation” above.
Capital requirements.  The OCC, ASB’s principal regulator, administers two sets of capital standards — minimum regulatory capital requirements and prompt corrective action requirements. The FDIC also has prompt corrective action capital requirements. As of December 31, 2018, ASB was in compliance with OCC minimum regulatory capital requirements and was “well-capitalized” within the meaning of OCC prompt corrective action regulations and FDIC capital regulations, as follows:

•
ASB met applicable minimum regulatory capital requirements (noted in parentheses) as of December 31, 2018 with a Tier 1 leverage ratio of 8.7% (4.0%), a common equity Tier 1 capital ratio of 12.8% (4.5%), a Tier 1 capital ratio of 12.8% (6.0%) and a total capital ratio of 13.9% (8.0%).

•
ASB met the capital requirements to be generally considered “well-capitalized” (noted in parentheses) as of December 31, 2018 with a Tier 1 leverage ratio of 8.7% (5.0%), a common equity Tier 1 capital ratio of 12.8% (6.5%), a Tier 1 capital ratio of 12.8% (8.0%) and a total capital ratio of 13.9% (10.0%).

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
In order to avoid restrictions on capital distributions and discretionary bonus payments to executive officers, a financial institution must hold a buffer of common equity tier 1 capital above its minimum capital requirements in an amount greater than 2.5% of total risk-weighted assets (capital conservation buffer) which is phased-in through 2019. As of December 31, 2018, ASB met the applicable capital requirements, including the fully phased-in capital conservation buffer.
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
The Federal Deposit Insurance Act, as amended, addresses the safety and soundness of the deposit insurance system, supervision of depository institutions and improvement of accounting standards. Pursuant to this Act, federal banking agencies have promulgated regulations that affect the operations of ASB and its holding companies (e.g., standards for safety and soundness, real estate lending, accounting and reporting, transactions with affiliates and loans to insiders). FDIC regulations restrict the ability of financial institutions that fail to meet relevant capital measures to engage in certain activities, such as offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2018, ASB was “well-capitalized” and thus not subject to these restrictions.
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
See “Federal Deposit Insurance Corporation assessment” in Note 4 of the Consolidated Financial Statements for a discussion of FDIC deposit insurance assessment rates. Financing Corporation will continue to impose an assessment on average total assets minus average tangible equity to service the interest on Financing Corporation bond obligations. As of December 31, 2018, ASB’s annual Financing Corporation assessment was 0.31 cents per $100 of average total assets minus average tangible equity.
Recent legislation and issuances.  See “Bank–Legislation and regulation” in HEI’s MD&A.
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
Liquidity.  OCC regulations require ASB to maintain sufficient liquidity to ensure safe and sound operations. ASB’s principal sources of liquidity are customer deposits, borrowings, the maturity and repayment of portfolio loans and securities and the sale of loans into secondary market channels. ASB’s principal sources of borrowings are advances from the FHLB of Des Moines and securities sold under agreements to repurchase from broker/dealers. ASB is approved by the FHLB of Des Moines to borrow an amount of up to 35% of assets to the extent it provides qualifying collateral and holds sufficient FHLB of Des Moines stock. As of December 31, 2018, ASB’s unused FHLB of Des Moines borrowing capacity was approximately $2.0 billion. ASB utilizes growth in deposits, advances from the FHLB of Des Moines and securities sold under agreements to repurchase to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and make investments. As of December 31, 2018, ASB had loan commitments, undisbursed loan funds and unused lines and letters of credit of $1.9 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
Supervision.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (the FDICIA) establishes a statutory framework that is triggered by the capital level of a financial institution and subjects it to progressively more stringent restrictions and supervision as capital levels decline. The OCC rules implement the system of prompt corrective action. In particular, the rules define the relevant capital measures for the categories of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” As of December 31, 2018, ASB was “well-capitalized.”
Interest rates.  FDIC regulations restrict the ability of financial institutions that are undercapitalized to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2018, ASB was “well capitalized” and thus not subject to these interest rate restrictions.
Qualified thrift lender test. ASB is a “qualified thrift lender” (QTL) under its federal thrift charter and, in order to maintain this status, ASB is required to maintain at least 65% of its assets in “qualified thrift investments,” measured on a monthly average basis in 9 out of the previous 12 months, which include housing-related loans (including mortgage-backed securities) as well as certain small business loans, education loans, loans made through credit card accounts and a basket (not exceeding 20% of total assets) of other consumer loans and other assets. Institutions that fail to maintain QTL status are subject to various penalties, including limitations on their activities. In ASB’s case, the activities of HEI, ASB Hawaii and HEI’s other subsidiaries would also be subject to restrictions if ASB failed to maintain its QTL status, and a failure or inability to comply with those restrictions could effectively result in the required divestiture of ASB. As of December 31, 2018, and at all times during 2018, ASB was a qualified thrift lender.
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

ASB’s required holding in the stock of the FHLB is both membership and activity-based. Membership is based on a percentage of total assets (0.12%) while the portion related to activity is based on a percentage of outstanding activity, mainly advances (4%). As of December 31, 2018, ASB was required and owned capital stock in the FHLB of Des Moines in the amount of $10 million.
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
Additional information.  For additional information about ASB, see the sections under “Bank” in HEI’s MD&A, HEI’s “Quantitative and Qualitative Disclosures about Market Risk” and HEI’s Consolidated Financial Statements, including Note 4 thereto.
Properties.  ASB owns or leases several office buildings in downtown Honolulu, owns land and an operations center in the Mililani Technology Park on the island of Oahu and owns land on which a number of its branches are located.
The following table sets forth the number of bank branches owned and leased by ASB by island:

	Number of branches
December 31, 2018	Owned	Leased	Total
Oahu	8	26	34
Maui	3	3	6
Hawaii	3	2	5
Kauai	2	1	3
Molokai	—	1	1
	16	33	49

As of December 31, 2018, the net book value (NBV) of branches and office facilities was $190 million ($184 million NBV of the land and improvements for the branches and office facilities owned by ASB and $6 million represents the NBV of ASB’s leasehold improvements). The increase as of December 31, 2018 is primarily due to the construction costs of the new headquarters. As of December 31, 2017, the NBV of branches and office facilities of $75 million ($68 million NBV of the land and improvements for the branches and office facilities owned by ASB and $7 million represents the NBV of ASB’s leasehold improvements). The leases expire on various dates through December 2040, but many of the leases have extension provisions.
As of December 31, 2018, ASB owned 113 automated teller machines.
Construction of New Headquarters. In the first quarter of 2017, ASB began construction of its new headquarters in downtown Honolulu. The project will cost an estimated $115 million and ASB expects to move into the facility in the first half of 2019. The headquarters will have approximately 370,000 square feet of space on eleven floors and consolidate five separate offices into one building where approximately 600 employees will work. In January 2019, ASB signed an agreement with a real estate broker to list two office facilities for sale as a result of the consolidation of employees into the new headquarters.

ITEM 1A.	RISK FACTORS
The businesses of HEI and its subsidiaries involve numerous risks which, if realized, could have a material and adverse effect on the Company’s financial statements. For additional information for certain risk factors enumerated below and other risks of the Company and its operations, see “Cautionary Note Regarding Forward-Looking Statements” above and HEI’s MD&A, HEI’s “Quantitative and Qualitative Disclosures about Market Risk,” the Notes to the Consolidated Financial Statements, Hawaiian Electric’s MD&A and Hawaiian Electric’s “Quantitative and Qualitative Disclosures About Market Risk.”
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

•
the provisions of an HEI agreement entered into with federal bank regulators in connection with its acquisition of its bank subsidiary, ASB, which require HEI to contribute additional capital to ASB (up to a maximum amount of additional capital of $28.3 million as of December 31, 2018 under the Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988, between HEI, HEIDI and the Federal Savings and Loan Insurance Corporation) upon request of the regulators in order to maintain ASB’s regulatory capital at the level required by regulation;

•	the minimum capital and capital distribution regulations of the OCC that are applicable to ASB and capital regulations that become applicable to HEI and ASB Hawaii;

•	the receipt of a letter from the FRB communicating the OCC’s and FRB’s non-objection to the payment of any dividend ASB proposes to declare and pay to ASB Hawaii and HEI; and

•	the provisions of preferred stock resolutions and debt instruments of HEI and its subsidiaries.
The Company, and its credit rating, is subject to risks associated with the Hawaii economy (in the aggregate and on an individual island basis), volatile U.S. capital markets and changes in the interest rate and credit market environment that have or could result in higher retirement benefit plan funding requirements, declines in ASB’s interest rate margins and investment values, higher delinquencies and charge-offs in ASB’s loan portfolio and restrictions on the ability of HEI or its subsidiaries to borrow money or issue securities.  The two largest components of Hawaii’s economy are tourism and the federal government (including the military). Because the core businesses of HEI’s subsidiaries are providing local public electric utility services (through Hawaiian Electric and its subsidiaries) and banking services (through ASB) in Hawaii, the Company’s operating results are significantly influenced by Hawaii’s economy, which in turn is influenced by economic conditions in the mainland U.S. (particularly California) and Asia (particularly Japan) as a result of the impact of those conditions on tourism, by the impact of interest rates on the construction and real estate industries and by the impact of federal government spending in Hawaii, which can be affected by world conditions and, from time to time, the expiration of federal government appropriations bills.
HEI’s and Hawaiian Electric’s securities ratings only reflect the view, at the time the ratings are issued, of the applicable rating agency. There is no assurance that any such credit rating will remain in effect for any given period of time or that such rating will not be lowered, suspended or withdrawn entirely by the applicable rating agency if, in such rating agency’s judgment, circumstances, such as current, past or future effects or events so warrant. Any such lowering, suspension or withdrawal of any rating may have an adverse effect on the availability of capital to the Company or the market price or marketability of HEI’s and/or Hawaiian Electric’s securities, which could increase the cost of capital of HEI and Hawaiian Electric, and such increased costs, including interest charges, under HEI’s and/or Hawaiian Electric’s debt securities and credit facilities, would result in reductions in HEI’s consolidated net income in future periods. Further, if HEI’s or Hawaiian Electric’s commercial paper ratings were to be downgraded, HEI and Hawaiian Electric might not be able to sell commercial paper and might be required to draw on more expensive bank lines of credit or to defer capital or other expenditures. Neither HEI nor Hawaiian Electric management can predict future rating agency actions or their effects on the future cost of capital of HEI or Hawaiian Electric.

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
Interest rate risk also represents a market risk factor affecting the fair value of ASB’s investment securities. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair values of those instruments, respectively. Disruptions in the credit markets, a liquidity crisis in the banking industry or increased levels of residential mortgage delinquencies and defaults may result in decreases in the fair value of ASB’s investment securities and an impairment that is other-than-temporary, requiring ASB to write down its investment securities. As of December 31, 2018, ASB’s investment in U.S. Treasury, federal agency obligations, and mortgage-backed securities have an implicit guarantee from the U.S. government.
HEI and Hawaiian Electric and their subsidiaries may incur higher retirement benefits expenses and have and will likely continue to recognize substantial liabilities for retirement benefits.  Retirement benefits expenses and cash funding requirements could increase in future years depending on numerous factors, including, but not limited to, the performance of the U.S. equity markets, trends in interest rates and health care costs, plan amendments, mortality improvements, new laws relating to pension funding and changes in accounting principles. For the Utilities, however, retirement benefits expenses, as adjusted by the pension and postretirement benefits other than pensions (OPEB) tracking mechanisms, have been an allowable expense for rate-making purposes.
The Company is subject to the risks associated with the geographic concentration of its businesses and current lack of interconnections that could result in service interruptions at the Utilities or higher default rates on loans held by ASB.  The business of the Utilities is concentrated on the individual islands they serve in the State of Hawaii. Their operations are more vulnerable to service interruptions than are many U.S. mainland utilities because none of the systems of the Utilities are interconnected with the systems on the other islands they serve. Because of this lack of interconnections, it is necessary to maintain higher generation reserve margins than are typical for U.S. mainland utilities to help ensure reliable service. Service interruptions, including in particular extended interruptions that could result from a natural disaster or terrorist activity, could adversely impact the revenues and costs of some or all of the Utilities.
Substantially all of ASB’s consumer loan customers are Hawaii residents. A significant portion of the commercial loan customers are located in Hawaii. While a majority of customers are on Oahu, ASB also has customers on the neighbor islands (whose economies have been weaker than Oahu during the last economic downturn). Substantially all of the real estate underlying ASB’s residential and commercial real estate loans are located in Hawaii. These assets may be subject to a greater risk of default than other comparable assets held by financial institutions with other geographic concentrations in the event of adverse economic, political or business developments or natural disasters affecting Hawaii and the ability of ASB’s customers to make payments of principal and interest on their loans.
Increasing competition and technological advances could cause HEI’s businesses to lose customers or render their operations obsolete.  The banking industry in Hawaii, and certain aspects of the electric utility industry, are competitive. The success of HEI’s subsidiaries in meeting competition and responding to technological advances will continue to have a direct impact on HEI’s consolidated financial performance. For example:

•
ASB, one of the largest financial institutions in the state, is in direct competition for deposits and loans not only with two larger institutions that have substantial capital, technology and marketing resources, but also with smaller Hawaii institutions and other U.S. institutions, including credit unions, mutual funds, mortgage brokers, finance companies and investment banking firms. Larger financial institutions may have greater access to capital at lower costs, which could impair ASB’s ability to compete effectively. New or significant advances in technology (e.g., significant advances in internet banking) could render the operations of ASB less competitive or obsolete.

•
The Utilities face competition from IPPs; customer self-generation, with or without cogeneration; customer energy storage; and the potential formation of community-based, cooperative ownership or municipality structures for electrical service on all islands it serves.  With the exception of certain identified projects, the Utilities are required to use competitive bidding to acquire a future generation resource unless the PUC finds competitive bidding to be unsuitable. The PUC set policies for distributed generation (DG) interconnection agreements and standby rates. The results of competitive bidding, competition from IPPs, customer self-generation, and potential cooperative ownership or municipality structures for electric utility service, and the rate at which technological developments facilitating nonutility generation of electricity, combined heat and power technology, off-grid microgrids, and customer energy storage may render the operations of the Utilities less competitive or outdated and adversely affect the Utilities and the results of their operations.
The Company may be subject to information technology and operational system failures, network disruptions, cyber attacks and breaches in data security that could adversely affect its businesses and reputation. The Company and its subsidiaries rely on information technology systems, some of which are managed or hosted by third party service providers, to manage its business data, communications, and other business processes. Such information technology systems may be vulnerable to cyberattacks or other security incidents, which could result in unauthorized access to confidential data or disruptions to operations. If the Company is unable to prevent or adequately respond to and resolve an incident, it may have a material impact on the Company’s operations or business reputation.
Utilities. The Utilities rely on evolving and increasingly complex operational and information systems, networks and other technologies, which are interconnected with the systems and network infrastructure owned by third parties to support a variety of business processes and activities, including procurement and supply chain, invoicing and collection of payments, customer relationship management, human resource management, the acquisition, generation and delivery of electrical service to customers, and to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. The Utilities use their systems and infrastructure to create, collect, store, and process sensitive information, including personal information regarding customers, employees and their dependents, retirees, and other individuals. Despite the Utilities security measures, all of their systems are vulnerable to disability, failures or unauthorized access caused by natural disasters, cybersecurity incidents, security breaches, user error, unintentional defects created by system changes, military or terrorist actions, power or communication failures or similar events. Any such failure could have a material adverse impact on the Utilities ability to process transactions and provide service, as well the Utilities’ financial condition and results of operations. Further, a data breach involving theft, improper disclosure, or other unauthorized access to or acquisition of confidential information could subject the Utilities to penalties for violation of applicable privacy laws, claims by third parties, and enforcement actions by government agencies. It could also reduce the value of proprietary information, and harm the reputation of the Utilities.
As noted by the U.S. Department of Homeland Security, the utility industry is continuing to experience an increase in the frequency and sophistication of cybersecurity incidents. The Utilities’ systems have been, and will likely continue to be, a target of attacks. Further, the Utilities’ operational networks may be subject to new cybersecurity risks due to modernizing and interconnecting existing infrastructure with new technologies and control systems, including those owned by third parties. Although the Utilities have not experienced a material cybersecurity breach to date, such incidents may occur and may have a material adverse effect on the Utilities in the future. In order to address cybersecurity risks to their information systems, the Utilities maintain security measures designed to protect their information technology systems, network infrastructure and other assets. The Utilities actively monitor developments in the area of cybersecurity and are involved in various related government and industry groups, and brief the Board quarterly on relevant cybersecurity issues. Although the Utilities continue to make investments in their cybersecurity program, including personnel, technologies, cyber insurance and training of Utilities personnel, there can be no assurance that these systems or their expected functionality will be implemented, maintained, or expanded effectively; nor can security measures completely eliminate the possibility of a cybersecurity breach. The Utility maintains cyber liability insurance that covers certain damages caused by cyber incidents. However, there is no guarantee that adequate insurance will continue to be available at rates the Utility believes are reasonable or that the costs of responding to and recovering from a cyber incident will be covered by insurance or recoverable in rates. If the Utilities’ cybersecurity measures were to be breached, the Utilities could suffer financial loss, business disruptions, liability to customers, regulatory intervention or damage to their reputation.
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
In the fourth quarter of 2018, the Utilities’ new ERP/EAM system was placed into service. Any failure in addressing issues in the stabilization of the ERP/EAM system implementation could adversely affect the Utilities’ ability to timely and accurately report financial information and make payments to vendors and employees. Additionally, one of the conditions imposed by the PUC’s approval of the system is the requirement that the Utilities achieve cost savings consistent with a minimum of $244 million in ERP/EAM project-related benefits to be delivered to customers over the system’s 12-year service life. If the Utilities are not able to achieve such minimum savings, the PUC could impose financial penalties, such as a reduction of revenue requirements that could adversely impact the Utilities’ results of operations and financial condition.
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
ASB. ASB is highly dependent on its ability to process, on a daily basis, a large number of transactions and relies heavily on communication and information systems, including those of third party vendors and other service providers. Communication and information system failures can result from a variety of risks including, but not limited to, events that are wholly or partially out of ASB’s control, such as communication line integrity, weather, terrorist acts, natural disasters, accidental disasters, unauthorized breaches of security systems, energy delivery systems, cyberattacks and other events.
ASB is under continuous threat of loss due to cyberattacks, especially as ASB continues to expand customer capabilities to utilize the Internet and other remote channels to transact business. Two of the most significant cyberattack risks that ASB faces are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals extract funds directly from customers’ or ASB’s accounts using fraudulent schemes that may include Internet-based funds transfers. ASB has been subject to e-fraud incidents historically. Loss of sensitive customer data are attempts to steal sensitive customer data, such as account numbers and social security numbers, through unauthorized access to computer systems, including computer hacking. Such attacks are less frequent, but could present significant reputational, legal and regulatory costs if successful. Intrusion detection and prevention systems, anti-virus software, firewalls and other general information technology controls have been put in place to detect and prevent cyberattacks or information system breaches. A disaster recovery plan has been developed in the event of a natural disaster, security breach, military or terrorist action, power or communication failure or similar event. The disaster recovery plan, however, may not be successful in preventing the loss of customer data, service interruptions, disruptions to operations or damage to important facilities. Although ASB devotes significant resources to maintain and regularly upgrade its systems and processes that are designed to protect the security of ASB’s computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to ASB and its customers, there can be no assurance that such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately corrected by ASB or its vendors.
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
Increased federal and state environmental regulation will require an increasing commitment of resources and funds and could result in construction delays or penalties and fines for non-compliance. HEI and its subsidiaries are subject to federal, state and local environmental laws and regulations relating to air quality, water quality, hazardous substances, waste management, natural resources and health and safety, which regulate, among other matters, the operation of existing facilities, the construction and operation of new facilities and the proper cleanup and disposal of hazardous and toxic wastes and substances. These laws and regulations could result in increased capital, operating, and other costs. HEI or its subsidiaries are currently involved in investigatory or remedial actions at current, former or third-party sites and there is no assurance that the Company will not incur material costs relating to these sites. In addition, compliance with these legal requirements requires the Utilities to commit significant resources and funds toward, among other things, environmental monitoring, installation of pollution control equipment and payment of emission fees. These laws and regulations, among other things, require that certain environmental permits be obtained in order to construct or operate certain facilities, and obtaining such permits can entail significant expense and cause substantial construction delays. Also, these laws and regulations may be amended from time to time, including amendments that increase the burden and cost of compliance. For example, emission and/or discharge limits may be tightened, more extensive permitting requirements may be imposed and additional substances may become regulated. In addition, significant regulatory uncertainty exists regarding the impact of federal or state greenhouse gas (GHG) emission limits and reductions.
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
The Utilities’ financial statements reflect assets and costs based on cost-based rate-making regulations. Continued accounting in this manner requires that certain criteria relating to the recoverability of such costs through rates be met. If events or circumstances should change such that the criteria are no longer satisfied, the Utilities’ expect that their regulatory assets (amounting to $833 million as of December 31, 2018), net of regulatory liabilities (amounting to $950 million as of December 31, 2018), would be charged to the statement of income in the period of discontinuance. As a result of the 2017 Tax Cuts and Jobs Act (Tax Act), the Utilities were required to adjust their deferred tax assets and liabilities for the lower federal income tax rate, resulting in excess accumulated deferred income tax balances (ADIT). To the extent the ADIT was related to items included in regulatory rate base or ratemaking, the related net excess ADIT was reclassified to a regulatory liability that will be returned to customers through rates.
Changes in accounting principles can also impact HEI’s consolidated financial statements. For example, if management determines that a PPA requires the consolidation of the IPP in the financial statements, the consolidation could have a material effect on Hawaiian Electric’s and HEI’s consolidated financial statements, including the recognition of a significant amount of assets and liabilities and, if such a consolidated IPP were operating at a loss and had insufficient equity, the potential recognition of such losses. Also, the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, on January 1, 2019, had a significant impact on HEI’s consolidated balance sheet, resulting in the recognition of $257 million in lease liabilities ($215 million related to the Utilities’ PPAs) and $257 million in right-of-use assets.
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
To improve the timing and certainty of the recovery of their costs, the Utilities have proposed and/or received approval of various cost recovery mechanisms including an ECAC (replaced with the ECRCs for Hawaiian Electric and Hawaii Electric Light in 2019), a PPAC, and pension and OPEB tracking mechanisms, as well as a decoupling mechanism, a major project interim recovery (MPIR) adjustment mechanism, and a renewable energy infrastructure program (REIP) surcharge. A change in, or the elimination of, any of these cost recovery mechanisms, could have a material adverse effect on the Utilities.
On April 18, 2018, the PUC issued an order, instituting a proceeding to investigate performance-based regulation (PBR). The PUC’s implementation of performance-based ratemaking for the Utilities pursuant to Act 005, Session Laws 2018, could include, but is not limited to, the potential addition of new performance incentive mechanisms, the adoption of third party proposals by the PUC in its implementation of PBR, and penalties for not achieving performance incentive goals. The impacts of the implementation of PBR cannot be predicted and these impacts could have a material adverse effect on the Utilities.
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
Energy cost adjustment/recovery clauses. The rate schedules of each of the Utilities include ECACs (ECRCs for Hawaiian Electric and Hawaii Electric Light in 2019—see below) under which electric rates charged to customers are automatically adjusted for changes in the weighted-average price paid for fuel oil and certain components of purchased power, and the relative amounts of company-generated power and purchased power.
ECAC/ECRCs are subject to periodic review by the PUC. In recent rate cases, the PUC has approved an additional trigger that would allow a re-establishment of fuel usage efficiency targets under certain conditions and annual automatic adjustments of fuel usage efficiency targets for all Utilities. In the most recent Hawaiian Electric rate case, the PUC ordered an ECRC for Hawaiian Electric, which recovers all fuel and purchased energy expenses, a portion of which had previously been recovered through base rates. The PUC also ordered a scaled down version of a fossil fuel risk sharing mechanism proposed by Blue Planet, which provides for a 98/2% risk-sharing split between ratepayers and Hawaiian Electric, of fossil fuel prices above or below a baseline price and the fuel usage efficiency pass-through within a range, with an annual maximum exposure cap of $2.5 million in either direction and which became effective January 1, 2019. The PUC also approved an expansion of the range of fuel efficiencies for low sulfur fuel oil and a full pass through to customers the costs of diesel fuel and biodiesel fuel that represent the balance of the generation fuel usage subject to the risk sharing split.
In Hawaii Electric Light’s 2016 test year rate case, the PUC approved an expansion of the range of diesel fuel usage efficiencies under which fuel cost would be fully passed through to customers that became effective October 1, 2018. In February 2019, Hawaii Electric Light replaced the ECAC with an ECRC, which recovers all fuel and purchased energy expenses, a portion which was previously recovered in base rates.
In the interim decision and order in the Maui Electric 2018 test year rate case, the PUC approved the settlements between Maui Electric and the Consumer Advocate on the ECAC, which included retaining the existing range of fuel usage efficiencies at all three islands. The PUC will continue to examine Blue Planet’s proposed fossil fuel cost risk sharing mechanism, similar to what it proposed in the Hawaiian Electric 2017 test year rate case. A final decision and order in the Maui Electric 2018 test year rate case is pending. See “Most recent rate proceedings” in Note 3 of the Consolidated Financial Statements.
A change in, or the elimination of, the ECAC/ECRC could have a material adverse effect on the Utilities.
Electric utility operations are significantly influenced by weather conditions.  The Utilities’ results of operations can be affected by the weather and natural disasters. Weather conditions, particularly temperature and humidity, directly influence the demand for electricity. In addition, severe weather and natural disasters, such as hurricanes, earthquakes, tsunamis, lava flows and lightning storms, some of which may become more severe or frequent as a result of global climate changes, can cause outages and property damage and require the Utilities to incur significant additional expenses that may not be recoverable.
Electric utility operations may be significantly influenced by climate change.  While the timing, extent and ultimate effects of climate change cannot be determined with any certainty, climate change is predicted to result in sea level rise, which could potentially impact coastal and other low-lying areas (where much of the Utilities’ electric infrastructure is sited), and could cause erosion of beaches, saltwater intrusion into aquifers and surface ecosystems, higher water tables and increased flooding and storm damage due to heavy rainfall. The effects of climate change on the weather (for example, floods, hurricanes, heat waves or drought conditions, the latter of which could increase wildfire risk), sea levels, and water availability and quality, all have the potential to materially adversely affect the results of operations, financial condition and liquidity of the Utilities. For example, severe weather and its related impacts could cause significant harm to the Utilities’ physical facilities.
Electric utility operations depend heavily on third-party suppliers of fuel and purchased power.  The Utilities rely on fuel suppliers and shippers, and IPPs to deliver fuel and power, respectively, in accordance with contractual agreements. Approximately 70% of the net energy generated or purchased by the Utilities in 2018 was generated from the burning of fossil fuel oil, and purchases of power by the Utilities provided about 45% of their total net energy generated and purchased for the same period. Failure or delay by fuel suppliers and shippers to provide fuel pursuant to existing contracts, or failure by a major IPP to deliver the firm capacity anticipated in its PPA, could disrupt the ability of the Utilities to deliver electricity and require the Utilities to incur additional expenses to meet the needs of their customers that may not be recoverable. In addition, as the IPP contracts near the end of their terms, there may be less economic incentive for the IPPs to make investments in their units to ensure the availability of their units. Also, as these contractual agreements end, the Utilities may not be able to purchase fuel and power on terms equivalent to the current contractual agreements.
The capacity provided by the Utilities’ generating resources and third-party purchased power may not be sufficient to meet customers’ energy requirements .  The Utilities rely upon their generating resources and purchased power from third parties to meet their customers’ energy requirements. The Utilities update their generation capacity evaluation each year to determine the Utilities’ ability to meet reasonably expected demands for service and provide reasonable reserves for emergencies. These evaluations are impacted by a variety of factors, including customer energy demand, energy conservation and efficiency initiatives, economic conditions, and weather patterns. If the capacity provided by the Utilities’ generating resources and third-party purchased power is not adequate relative to customer demand, the Utilities may have to contract to buy more power from third parties, invest in additional generating facilities over the long-term, or extend the operating life of existing utility units. Any failure to meet customer energy requirements could negatively impact the satisfaction of the Utilities’ customers, which could have an adverse impact on the Utilities’ business and results of operations.
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
In July 2007, the State Legislature passed Act 234, which requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990. On June 20, 2014, the Governor signed the final rules required to implement Act 234 and these rules went into effect on June 30, 2014. In general, Act 234 and the GHG rule require affected sources that have the potential to emit GHGs in excess of established thresholds to reduce their GHG emissions by 16% below 2010 emission levels by 2020. In accordance with State requirements, the Utilities submitted an Emissions Reduction Plan (EmRP) to the DOH on June 30, 2015. The Utilities submitted a revised EmRP on October 15, 2018, to reflect the partnership established between the Utilities and several IPPs. In this plan, the partnership has committed to a 16% reduction in GHG emissions in accordance with the rule.
The Utilities have taken, and continue to identify opportunities to take, direct action to reduce GHG emissions from their operations, including, but not limited to, supporting demand-side management programs that foster energy efficiency, using renewable resources for energy production and purchasing power from IPPs generated by renewable resources, and burning renewable biodiesel at selected Hawaiian Electric and Maui Electric generating units.
On April 24, 2018, Act 005, Session Laws 2018 was signed into law, which establishes performance metrics that the PUC shall consider while establishing performance incentives and penalty mechanisms under a performance-based ratemaking model. The law requires that the PUC establish these performance-based ratemaking mechanisms on or before January 1, 2020. The PUC opened a proceeding on April 18, 2018.
The foregoing legislation or legislation that now is, or may in the future be, proposed present risks and uncertainties for the Utilities.
The Utilities may be subject to increased operational challenges and their results of operations, financial condition and liquidity may be adversely impacted in meeting the commitments and objectives of clean energy initiatives and Renewable Portfolio Standards (RPS). The far-reaching nature of the Utilities’ renewable energy commitments and the RPS goals present risks to the Company. Among such risks are: (1) the dependence on third-party suppliers of renewable purchased energy, which if the Utilities are unsuccessful in negotiating purchased power agreements with such IPPs or if a major IPP fails to deliver the anticipated capacity and/or energy in its purchased power agreement, could impact the Utilities’ achievement of their commitments to RPS goals and/or the Utilities’ ability to deliver reliable service; (2) delays in acquiring or unavailability of non-fossil fuel supplies for renewable generation; (3) the impact of intermittent power to the electrical grid and reliability of service if appropriate supporting infrastructure is not installed or does not operate effectively; (4) the likelihood that the Utilities may need to make substantial investments in related infrastructure, which could result in increased borrowings and, therefore, materially impact the financial condition and liquidity of the Utilities; and (5) the commitment to support a variety of initiatives, which, if approved by the PUC, may have a material impact on the results of operations and financial condition of the Utilities depending on their design and implementation. These initiatives include, but are not limited to, programs to enable more customer-sited generation (but studying distributed generation interconnections on a per-circuit basis). The implementation of these or other programs may adversely impact the results of operations, financial condition and liquidity of the Utilities.
Bank risks.
Fluctuations in interest rates could result in lower net interest income, impair ASB’s ability to originate new loans or impair the ability of ASB’s adjustable-rate borrowers to make increased payments or cause such borrowers to repay their adjustable-rate loans.  Interest rate risk is a significant risk of ASB’s operations. ASB’s net interest income consists primarily of interest income received on fixed-rate and adjustable-rate loans, mortgage-backed securities and investments, less interest expense consisting primarily of interest paid on deposits and other borrowings. Interest rate risk arises when earning assets mature or when their interest rates change in a time frame different from that of the costing liabilities. Changes in market interest rates, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact ASB’s net interest margin. See “Quantitative and Qualitative Disclosures about Market Risk.”
Although ASB pursues an asset-liability management strategy designed to mitigate its risk from changes in market interest rates, unfavorable movements in interest rates could result in lower net interest income. Residential 1-4 family fixed-rate mortgage loans comprised about 41% of ASB’s loan portfolio as of December 31, 2018 and do not re-price with movements in interest rates. ASB continues to face a challenging interest rate environment. The Federal Open Market Committee increased the federal funds rate in 2016, 2017 and 2018, which has caused the yield curve to flatten. Increases in market interest rates could have an adverse impact on ASB’s cost of funds. Higher market interest rates could lead to higher interest rates paid on deposits and other borrowings. Significant increases in market interest rates, or the perception that an increase may occur, could adversely affect ASB’s ability to originate new loans and grow. An increase in market interest rates, especially a sudden increase, could also adversely affect the ability of ASB’s adjustable-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs. Conversely, a decrease in interest rates or a mismatching of maturities of interest sensitive financial instruments could result in an acceleration in the prepayment of loans and mortgage-backed securities and impact ASB’s ability to reinvest its liquidity in similar yielding assets.
Changes in the method for determining London Interbank Offered Rate (LIBOR) and the potential replacement of LIBOR may affect our loan portfolio and interest income on loans. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear whether or not LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (SOFR). The potential effect of the elimination of LIBOR on ASB’s LIBOR-indexed loan portfolio and interest income on loans cannot yet be determined.
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

•	events of default and foreclosure of loans whereby ASB becomes the owner of a mortgage properties that presents environmental risk or potential clean up liability;

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
Under certain circumstances, including any determination that ASB’s relationship with HEI results in an unsafe and unsound banking practice, these regulatory authorities have the authority to restrict the ability of ASB to transfer assets and to make distributions to its shareholders (including payment of dividends to HEI), or they could seek to require HEI to sever its relationship with or divest its ownership of ASB. Payment by ASB of dividends to HEI may also be restricted by the OCC and FRB under its prompt corrective action regulations or its capital distribution regulations if ASB’s capital position deteriorates. In order to maintain its status as a QTL, ASB is required to maintain at least 65% of its assets in “qualified thrift investments.” Institutions that fail to maintain QTL status are subject to various penalties, including limitations on their activities. In ASB’s case, the activities of HEI and HEI’s other subsidiaries would also be subject to restrictions, and a failure or inability to comply with those restrictions could effectively result in the required divestiture of ASB. Federal legislation has also been proposed in the past that could operate to eliminate the thrift charter or the grandfathered status of HEI as a unitary thrift holding company, which in turn would result in a required divestiture of ASB. In the event of a required divestiture, federal law substantially limits the types of entities that could potentially acquire ASB.
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
A large percentage of ASB’s loans and securities are collateralized by real estate, and adverse changes in the real estate market and/or general economic or other conditions may result in loan losses and adversely affect the Company’s profitability.  As of December 31, 2018 approximately 82% of ASB’s loan portfolio was comprised of loans primarily collateralized by real estate, most of which was concentrated in the State of Hawaii. During 2018, ASB’s HELOC and residential 1-4 family portfolios grew by 7% and 1%, respectively, and now comprise 78% of total real estate loans. ASB’s financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in the state of Hawaii, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. Adverse changes in the economy may have a negative effect on the ability of borrowers to make timely repayments of their loans. A deterioration of the economic environment in Hawaii, including a material decline in the real estate market, further declines in home resales, a material external shock, or any environmental clean-up obligation, may also significantly impair the value of ASB’s collateral and ASB’s ability to sell the collateral upon foreclosure. In the event of a default, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest. In addition, if poor economic conditions result in decreased demand for real estate loans, ASB’s profits may decrease if its alternative investments earn less income than real estate loans.
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
ASB also has a national syndicated lending portfolio where ASB is a participant in credit facilities agented by established and reputable national lenders. Management selectively chooses each deal based on conservative credit criteria to ensure a high-quality, well diversified portfolio. In the event the borrower encounters financial difficulties and ASB is unable to sell its participation interest in the loan in the secondary market, the bank is typically reliant on the originating lender for managing any loan workout or foreclosure proceedings that may become necessary. Accordingly, ASB has less control over such proceedings than loans it originates and may be required to accommodate the interests of other participating lenders in resolving delinquencies or defaults on participated loans, which could result in outcomes that are not fully consistent with ASB’s preferred strategies. In addition, a significant proportion of ASB’s syndicated loans are originated in states other than Hawaii and are subject to the local regional and regulatory risks specific to those states.
Similar to the national syndicated lending portfolio, ASB does not service commercial loans in which it has participation interests rather than being the lead or agent lender and is subject to the policies and practices of the agent lender, who is the loan servicer, in resolving delinquencies or defaults on participated loans.
The consumer loan portfolio primarily consists of personal unsecured loans with risk-based pricing. Repayment is based on the borrower’s financial stability as these loans have no collateral and there is less assurance that ASB will be able to collect all payments due under these loans or have sufficient collateral to cover all outstanding loan balances.
ASB’s allowance for loan losses may not cover actual loan losses. ASB’s allowance for loan losses is the bank’s estimate of probable losses inherent in its loan portfolio and is based on a continuing assessment of:
•existing risks in the loan portfolio;
•historical loss experience with ASB’s loans;
•changes in collateral value; and
•current conditions (for example, economic conditions, real estate market conditions and interest rate environment).
If ASB’s actual loan losses exceed its allowance for loan losses, it may incur losses, its financial condition may be materially and adversely affected, and additional capital may be required to enhance its capital position. In addition, various regulatory agencies, as an integral part of their examination process, regularly review the adequacy of ASB’s allowance. These agencies may require ASB to establish additional allowances based on their judgment of the information available at the time of their examinations. No assurance can be given that ASB will not sustain loan losses in excess of present or future levels of its allowance for loan losses.
The Tax Act may impact the financial services industry with respect to the marketability of residential loans and home equity indebtedness. The Tax Act limits the deduction available for mortgage interest by reducing the amount of debt that can be treated as acquisition indebtedness from the current level of $1 million to $750,000. The Tax Act also suspends the deduction for interest on home equity indebtedness. The impact of these tax law changes on residential mortgage and home equity line of credit loan production cannot yet be determined.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
HEI: None.
Hawaiian Electric: Not applicable.

ITEM 2.	PROPERTIES
HEI and Hawaiian Electric:  See the “Properties” sections under “HEI,” “Electric utility” and “Bank” in Item 1. Business above.

ITEM 3.	LEGAL PROCEEDINGS
HEI and Hawaiian Electric:  HEI and Hawaiian Electric (including their direct and indirect subsidiaries) may be involved in ordinary routine PUC proceedings, environmental proceedings and/or litigation incidental to their respective businesses. See the descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in “Item 1. Business,” in HEI’s MD&A and in the Notes 3 and 4 of the Consolidated Financial Statements. The outcomes of litigation and administrative proceedings are necessarily uncertain and there is a risk that the outcome of such matters could have a material adverse effect on the financial position, results of operations or liquidity of HEI or one or more of its subsidiaries for a particular period in the future.

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

Name	Age	Business experience for last 5 years and prior positions with the Company
Constance H. Lau	66
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
·   ASB Senior Executive Vice President and Chief Operating Officer and Director, 12/99 to 5/01
·   HEI Power Corp. Financial Vice President and Treasurer, 5/97 to 8/99
·   HEI Treasurer, 4/89 to 10/99, and HEI Assistant Treasurer, 12/87 to 4/89
·   Hawaiian Electric Treasurer 12/87 to 4/89 and Assistant Corporate Counsel, 9/84 to 12/87

Gregory C. Hazelton	54
HEI Executive Vice President, Chief Financial Officer and Treasurer since 3/18
HEI Executive Vice President and Chief Financial Officer, 4/17 to 3/18
HEI Senior Vice President, Finance, 10/16 to 4/17
·    Prior to rejoining the Company in 2016: Northwest Natural Gas Company, Senior Vice President, Chief Financial Officer and Treasurer, 2/16 to 9/16, and Northwest Natural Gas Company, Senior Vice President and Chief Financial Officer, 6/15 to 2/16
·    HEI Vice President, Finance, Treasurer and Controller, 8/13 to 6/15
·  Prior to joining the Company in 2013: UBS Investment Bank, Managing Director, Global Power & Utilities Group 3/11 to 5/13

Alan M. Oshima	71
Hawaiian Electric President and Chief Executive Officer since 10/14
Hawaiian Electric Director, 2008 to 10/11 and since 10/14
HEI Charitable Foundation President since 10/11
·   Hawaiian Electric Senior Executive Officer on loan from HEI, 5/14 to 9/14
    ·   HEI Executive Vice President, Corporate and Community Advancement, 10/11 to 5/14

Richard F. Wacker	56	ASB President and Chief Executive Officer since 11/10 ASB Director since 11/10
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
HEI:
Certain of the information required by this item is incorporated herein by reference to Note 13, “Regulatory restrictions on net assets” and Note 17, “Quarterly information (unaudited)” of the Consolidated Financial Statements and “Item 6. Selected Financial Data” and “Equity compensation plan information” under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.
HEI’s common stock is traded on the New York Stock Exchange under the ticker symbol “HE.” The total number of holders of record of HEI common stock (i.e., registered holders) as of February 13, 2019, was 5,840. On February 14, 2019, the HEI Board of Directors approved a 1 cent increase in the quarterly dividend from $0.31 per share to $0.32 per share, starting with the dividend in the first quarter of 2019.
Purchases of HEI common shares were made during the fourth quarter to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2018	33,983	$36.11	—	NA
November 1 to 30, 2018	14,796	$37.49	—	NA
December 1 to 31, 2018	181,966	$38.73	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
** The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 198,345 of the 230,745 shares were purchased for the DRIP; 27,000 of the 230,745 shares were purchased for the HEIRSP; and 5,400 of the 230,745 shares were purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.
Hawaiian Electric:
Since a corporate restructuring on July 1, 1983, all the common stock of Hawaiian Electric has been held solely by its parent, HEI, and is not publicly traded. Accordingly, information required with respect to “Market information” and “holders” is not applicable to Hawaiian Electric.
The dividends declared and paid on Hawaiian Electric’s common stock for the quarters of 2018 and 2017 were as follows:

Quarters ended	2018	2017
(in thousands)
March 31	$25,826	$21,942
June 30	25,826	21,942
September 30	25,827	21,941
December 31	25,826	21,942
Also, see “Liquidity and capital resources” in HEI’s MD&A.
See the discussion of regulatory and other restrictions on dividends or other distributions in Note 13 of the Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA
HEI:

Selected Financial Data
Hawaiian Electric Industries, Inc. and Subsidiaries
Years ended December 31	2018	2017	2016	2015	2014
(dollars in thousands, except per share amounts)
Results of operations
Revenues	$2,860,849	$2,555,625	$2,380,654	$2,602,982	$3,239,542
Net income for common stock	201,774	165,297	248,256	159,877	168,129
Basic earnings per common share	1.85	1.52	2.30	1.50	1.65
Diluted earnings per common share	1.85	1.52	2.29	1.50	1.63
Return on average common equity	9.5%	7.9%	12.4%	8.6%	9.6%
Financial position *
Total assets	$13,104,051	$12,534,160	$11,881,981	$11,275,931	$10,710,711
Deposit liabilities	6,158,852	5,890,597	5,548,929	5,025,254	4,623,415
Other bank borrowings	110,040	190,859	192,618	328,582	290,656
Long-term debt, net—other than bank	1,879,641	1,683,797	1,619,019	1,578,368	1,498,547
Preferred stock of subsidiaries – not subject to mandatory redemption	34,293	34,293	34,293	34,293	34,293
Common stock equity	2,162,280	2,097,386	2,066,753	1,927,640	1,790,573
Common equity ratio	52%	53%	56%	53%	52%
Common stock
Book value per common share *	$19.86	$19.28	$19.03	$17.94	$17.46
Dividends declared per common share	1.24	1.24	1.24	1.24	1.24
Dividend payout ratio	67%	82%	54%	82%	75%
Market price to book value per common share *	184%	188%	174%	161%	192%
Price earnings ratio **	19.8x	23.8x	14.4x	19.3x	20.3	x
Common shares outstanding (thousands) *	108,879	108,788	108,583	107,460	102,565
Weighted-average-basic	108,855	108,749	108,102	106,418	101,968
Shareholders ***	25,369	26,064	26,831	27,927	29,415
Employees *	3,898	3,880	3,796	3,918	3,965

*	At December 31.

**	Calculated using December 31 market price per common share divided by basic earnings per common share.

***
At December 31. Represents registered shareholders plus participants in the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP) who are not registered shareholders. As of February 13, 2019, HEI had 5,840 registered shareholders (i.e., holders of record of HEI common stock), 22,601 DRIP participants and total shareholders of 25,318.

2018 results include the impact of the lower federal corporate tax rate as a result of the Tax Act, as well as certain tax return adjustments, such as an increased pension deduction made in conjunction with the filing of the Company’s 2017 tax returns, which resulted in a net income tax benefit of $5 million that lowered the effective tax rate due to the additional tax benefits realized that were associated with the rate differential. The lower tax rate was partially offset by other Tax Act changes, including the non-deductibility of excess executive compensation and various fringe benefit costs. 2017 results include a $14 million adjustment, primarily to reduce deferred tax net asset balances (not accounted for under Utility regulatory ratemaking) to reflect the lower rates enacted by the Tax Act (see Note 11 of the Consolidated Financial Statements) and $20 million ($11 million, net of tax impacts) lower in RAM revenues than the prior year due to expiration of a 2013 settlement agreement that allowed the accrual of RAM revenues on January 1 (vs. June 1) for years 2014 to 2016 at Hawaiian Electric. Results for 2016, 2015 and 2014 include merger- and spin-off-related income/(expenses), net of tax impacts, of $60 million, ($16 million), and ($5 million), respectively (see Note 16 of the Consolidated Financial Statements).
In 2018, the Company reclassified “Contributions in aid of construction” to “Property, plant and equipment, net,” which affects “Total assets” in the above table. Financial data for all prior periods have been updated to reflect the reclassification.
For 2014, under the two-class method of computing basic earnings per share, distributed earnings was $1.24 per share and undistributed earnings (loss) was $0.41 per share, for both unvested restricted stock awards and unrestricted common stock. For 2014, under the two-class method of computing diluted earnings per share, distributed earnings was $1.24 per share and undistributed earnings (loss) was $0.40 per share, respectively, for both unvested restricted stock awards and unrestricted common stock. There were no restricted stock awards outstanding during 2018, 2017, 2016 and 2015.

Hawaiian Electric:
Selected Financial Data
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2018	2017	2016	2015	2014
(in thousands)
Results of operations
Revenues	$2,546,525	$2,257,566	$2,094,368	$2,335,166	$2,987,323
Net income for common stock	143,653	119,951	142,317	135,714	137,641

Financial position *
Utility plant	$7,092,483	$6,717,311	$6,327,102	$6,037,712	$5,753,965
Accumulated depreciation	(2,577,342)	(2,476,352)	(2,369,282)	(2,266,004)	(2,175,510)
Net utility plant	$4,515,141	$4,240,959	$3,957,820	$3,771,708	$3,578,455
Total assets	$5,967,503	$5,630,613	$5,431,903	$5,166,123	$5,083,589
Current portion of long-term debt	$—	$49,963	$—	$—	$—
Short-term borrowings from non-affiliates	25,000	4,999	—	—	—
Long-term debt, net	1,418,802	1,318,516	1,319,260	1,278,702	1,199,025
Common stock equity	1,957,641	1,845,283	1,799,787	1,728,325	1,682,144
Cumulative preferred stock-not subject to mandatory redemption	34,293	34,293	34,293	34,293	34,293
Capital structure	$3,435,736	$3,253,054	$3,153,340	$3,041,320	$2,915,462
Capital structure ratios (%)
Debt (short-term borrowings, and long-term debt, net, including current portion)	42.0	42.2	41.8	42.1	41.1
Cumulative preferred stock	1.0	1.1	1.1	1.1	1.2
Common stock equity	57.0	56.7	57.1	56.8	57.7

*	At December 31.
HEI owns all of Hawaiian Electric’s common stock. Therefore, per share data is not meaningful.
2018 results include the impact of the lower federal corporate tax rate as a result of the Tax Act, the benefits of which were returned to customers through a reduction in revenue requirements, as well as certain tax return adjustments, such as an increased pension deduction made in conjunction with the filing of the Company’s 2017 tax returns, which resulted in a net income tax benefit of $5 million that lowered the effective tax rate due to the additional tax benefits realized that were associated with the rate differential. The lower tax rate was partially offset by other Tax Act changes, including the non-deductibility of excess executive compensation and various fringe benefit costs. 2017 results include $20 million ($11 million, net of tax impacts) lower in RAM revenues than prior year due to expiration of 2013 settlement agreement that allowed the accrual of RAM revenues on January 1 (vs. June 1) for years 2014 to 2016 at Hawaiian Electric, and a $9 million adjustment, primarily to reduce deferred tax net asset balances (not accounted for under regulatory ratemaking) to reflect the lower rates enacted by Tax Act (see Note 11 of the Consolidated Financial Statements).
In 2018, the Utilities reclassified “Contributions in aid of construction” to “Total property, plant and equipment, net,” which affects “Utility plant” and “Total assets” in the above table. Financial data for all prior periods have been updated to reflect the reclassification.
Financial data for periods prior to January 1, 2016 has been updated to reflect the retrospective application of ASU No. 2015-03 (Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs).
See “Cautionary Note Regarding Forward-Looking Statements” above, the “electric utility” sections and all information related to, or including, Hawaiian Electric and its subsidiaries in HEI’s MD&A and “Commitments and contingencies” in Note 3 of the Consolidated Financial Statements for discussions of certain contingencies that could adversely affect future results of operations, financial condition and cash flows.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HEI and Hawaiian Electric (in the case of Hawaiian Electric, only the information related to Hawaiian Electric and its subsidiaries):
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related Notes that appear in Item 8 of this report. For information on factors that may cause HEI’s and Hawaiian Electric’s actual future results to differ from those currently contemplated by the relevant forward-looking statements, see “Forward-Looking Statements” at the front of this report and “Risk Factors” in Item 1A. The general discussion of HEI’s consolidated results should be read in conjunction with the Electric utility and Bank segment discussions that follow.

HEI Consolidated
Executive overview and strategy.  HEI is a holding company with operations primarily focused on Hawaii’s electric utility and banking sectors. In 2017, HEI formed Pacific Current to make investments in non-regulated renewable energy and sustainable infrastructure projects. HEI has three reportable segments—Electric utility, Bank, and Other.
Electric utility. Hawaiian Electric, Hawaii Electric Light and Maui Electric (Utilities) are regulated operating electric public utilities engaged in the production, purchase, transmission, distribution and sale of electricity on the islands of Oahu; Hawaii; and Maui, Lanai and Molokai, respectively.
Bank. ASB is a full-service community bank serving both consumer and commercial customers in the State of Hawaii and has 49 branches on branches on the islands of Oahu (34), Maui (6), Hawaii (5), Kauai (3), and Molokai (1).
Other. The Other segment comprises HEI’s corporate-level operating, general and administrative expenses and the results of Pacific Current.
A major focus of HEI’s financial strategy is to grow core earnings/profitability of its Utilities and Bank in a controlled risk manner and improve operating, capital and tax efficiencies in order to support its dividend and deliver shareholder value, while at the same time, serving as a catalyst for change to improve the Hawaii economy, environment and community. Together, HEI’s unique combination of power and financial services companies provides the Company with a strong balance sheet and the financial resources to invest in the strategic growth of its subsidiaries, while providing an attractive dividend for investors.
HEI is fully committed to a 100 percent renewable future for Hawaii. The Company’s electric utility is on track to achieve the next RPS milestone of 30% in 2020—having achieved an RPS of 27% for 2018, with approximately 475 MW of additional renewable generation contracted under PPAs (subject to PUC approval). Since 2011, the Company’s electric utility reduced the oil used to generate electricity by 1.58 million barrels and have cut greenhouse gas emissions by 18.9% compared to a 2010 baseline. Reports on the Company’s sustainability efforts can be found at: www.hawaiianelectric.com/clean-energy-hawaii/sustainability-report.
HEI consolidated results of operations.

(dollars in millions, except per share amounts)	2018	% change	2017	% change	2016
Revenues	$2,861	12	$2,556	7	$2,381
Operating income	333	(4)	346	(3)	356
Merger termination fee	—	—	—	(100)	90
Net income for common stock	202	22	165	(33)	248
Net income (loss) by segment:
Electric utility	$144	20	$120	(16)	$142
Bank	83	23	67	17	57
Other	(24)	(13)	(22)	NM	49
Net income for common stock	$202	20	$165	(33)	$248
Basic earnings per share	$1.85	22	$1.52	(34)	$2.30
Diluted earnings per share	$1.85	22	$1.52	(34)	$2.29
Dividends per share	$1.24	—	$1.24	—	$1.24
Weighted-average number of common shares outstanding (millions)	108.9	—	108.7	1	108.1
Dividend payout ratio	67%		82%		54%

NM	Not meaningful.

In 2018, net income for HEI common stock increased 20% to $202 million ($1.85 diluted earnings per share), compared to $165 million ($1.52 diluted earnings per share) in 2017, due to $24 million and $16 million higher net income at the Utilities and the Bank, respectively, partially offset by $3 million higher net loss at the “other” segment. The increase in the Utilities’ 2018 net income compared to 2017 was principally due to higher RAM/MPIR revenues, rate relief, the 2017 reduction of non-regulated deferred tax balances to reflect lower tax rates enacted by the Tax Act, partially offset by higher expenses. The increase in the Bank’s net income was primarily due to higher net interest income as a result of an increase in earning asset balances and yields and lower income tax expense as a result of the lower federal corporate tax rates from the Tax Act, partially offset by higher compensation and provision for loans losses. The “other” segment’s net loss was higher primarily due to higher interest and compensation expenses and lower tax benefits on expenses as a result of tax reform, partially offset by higher operating income from a full year of Pacific Current results. See “Electric utility,” “Bank,” and “HEI Consolidated—Other segment” sections below for additional information on year-to-year fluctuations.
In 2017, net income for HEI common stock was $165 million ($1.52 diluted earnings per common share), down (34)% from $248 million ($2.29 diluted earnings per common share) in 2016, primarily due to the merger termination fee paid in 2016 by NEE. Excluding NEE-related income and expenses ($60 million after-tax), the decrease in net income from 2016 to 2017 was composed of the Utilities’ $22 million lower net income and the “other” segment’s $10 million higher net loss, partly offset by ASB’s $10 million higher net income. Impacting these results were $14.2 million ($9.2 million at the Utilities; $(1.0) million at ASB; $6.0 million at the “other” segment) of net loss, primarily composed of tax expenses/(benefits) to reduce deferred tax balances to reflect the lower rates enacted by the Tax Act and an ASB special employee bonus awarded after the passing of the Tax Act lowered corporate income taxes in the future.
The Company’s effective tax rate was lower in 2018 compared to 2017, primarily due to the provision in the Tax Act that lowered the federal income tax rate from 35% to 21% and the related amortization of excess deferred income taxes. In addition, the rate was further lowered by certain adjustments made in conjunction with the filing of the Company’s 2017 tax returns, including an increased pension deduction taken resulting in a net income tax benefit of $5 million associated with the rate differential. The lower tax rate was partially offset by other Tax Act changes, including the non-deductibility of excess executive compensation and various fringe benefit costs. The Company’s effective tax rate was higher in 2017 compared to 2016 primarily due to the (1) 2017 adjustment to accumulated deferred income tax balances (ADIT) (exclusive of ADIT related to the regulated rate base of the Utilities) for the new federal corporate tax rate of 21%, (2) 2016 deductibility of previously non-tax-deductible merger costs and (3) higher tax benefits recognized in 2016 for the domestic production activities deduction (DPAD) related to the Utilities’ generation activities.
Other segment. The “other” business segment (loss)/income includes results of the stand-alone corporate operations of HEI, ASB Hawaii, Inc. (ASB Hawaii), and Pacific Current, LLC.

(in millions)	2018	2017	Increase (decrease)	Primary reason(s)
Operating loss[1]	(16)	(17)	1
Higher 2018 corporate operating, general and administrative expenses ($19 million in 2018 vs $17 million in 2017) related to higher compensation, offset by higher Pacific Current (Hamakua Energy) operating income.

Interest expense & other	(16)	(10)	(6)
Increase due to higher average borrowings and higher average interest rates. Average borrowings increased due to $67 million of secured debt at Hamakua Energy (drawn in December 2017), higher commercial paper balances (primarily related to Mauo project construction), and a $100 million tranche B private placement drawn in December 2018 to fund a contribution of utility equity.

Income tax benefit	8	5	3
Higher tax benefit due to an increase in pretax operating losses and interest expense, partially offset by a lower tax rate due to the Tax Act, excluding a one-time charge for the remeasurement of deferred tax assets ($5.7 million) related to the Tax Act in 2017.

Net loss	(24)	(22)	(2)

1 Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation.

(in millions)	2017	2016	Increase (decrease)	Primary reason(s)
Operating loss	(17)	(22)	5
Lower operating, general and administrative expenses ($17 million in 2017 vs $18 million in 2016) as in 2016, HEI had approximately $1 million (expenses, net of reimbursements of expenses from NEE and insurance) of expenses related to the previously proposed merger with NEE.

Merger termination	—	90	(90)
Interest expense & other	(10)	(10)	—
Lower average borrowings in 2017 compared to 2016. In November 2017, a 2.99% $150 million term loan was used to retire term loans with resetting interest periods based on LIBOR rates. In 2016, a 4.41% senior note was refinanced to a lower rate Eurodollar term loan. In late December 2017, Hamakua Energy closed on $67 million of 4.02% senior secured notes.

Income tax benefit (expense)	5	(9)	14
In 2017, HEI’s other segment included $5.7 million of tax reform-related tax expense, primarily to reduce net deferred tax asset balances to reflect the lower federal tax rate. In 2016, HEI’s other segment included $25 million of tax expense relating to the previously proposed merger and spin-off (net of taxes), comprised of taxes on merger termination fee and reimbursements of expenses from NEE and insurance ($34 million), partly offset by additional tax benefits on the previously non-tax-deductible merger- and spin-off-related expenses incurred in previous years ($6 million) and tax on 2016 merger-related expenses ($3 million). In 2016, HEI’s results also included other tax benefits recognized as a result of moving out of a federal net operating loss position.

Net income (loss)	(22)	49	(71)
Economic conditions. The statistical data in this section is from public third-party sources that management believes to be reliable (e.g., Department of Business, Economic Development and Tourism (DBEDT), University of Hawaii Economic Research Organization, U.S. Bureau of Labor Statistics, Department of Labor and Industrial Relations (DLIR), Hawaii Tourism Authority (HTA), Honolulu Board of REALTORS® and national and local newspapers).
Hawaii’s tourism industry, a significant driver of Hawaii’s economy, ended 2018 with growth in both visitor spending and arrivals. Visitor expenditures increased 6.8% and arrivals increased 5.9% in 2018 compared to 2017.
Hawaii’s unemployment rate increased to 2.5% for December 2018, which was higher than the rate for December 2017 and lower than the national unemployment rate of 3.9%. It is also the second lowest unemployment rate in the nation.
Hawaii real estate activity, as indicated by the home resale market, experienced a growth in median sales prices for single family homes and condominiums in 2018. Median sales prices for single family residential homes and condominiums on Oahu through December 2018 were higher by 4.6% and 3.7%, respectively, over the same time period in 2017. The number of closed sales for single family residential homes and condominiums were down by -7.7% and -2.5%, respectively, through December of 2018, compared to same time period of 2017.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. Although the price of crude oil fluctuates month to month, the recent trend over the last quarter has been a decreasing one which followed a 2.5-year stretch of general increases.
At its December 2018 meeting, the Federal Open Market Committee (FOMC) decided to raise the target range for the federal funds rate from 2.25% to 2.50% in view of realized and expected labor market conditions and inflation.
At its meeting in January 2019, Hawaii’s Council on Revenues lowered its forecast for growth in the State General Fund tax revenue in fiscal year 2019 from 5.0% to 4.2%. While the economy is still performing well, the Council's decision to lower the estimate was based on the expectation of slower economic growth than in the past year and uncertainty about the future. The hotel employee strike, which started in early October 2018 and impacted thousands of hotel workers, ended after nearly two months. The partial Federal government shutdown then took effect in late December 2018 until January 25, 2019 when a stopgap bill was passed and signed to temporarily reopen the government through February 15, 2019. Most of the state’s federal employees are defense-related and were not impacted by the shutdown. The two most popular visitor attractions, Hawaii Volcanoes National Park on the island of Hawaii and the USS Arizona Memorial at Pearl Harbor, remained open during the shutdown with the support of alternative funding sources. Potential risks to the Hawaii economy include visitor infrastructure constraints, tight labor markets paired with moderate income gain and high housing costs, creating inflationary pressures. International trade tariffs and natural disasters also remain a source of great uncertainty.
Liquidity and capital resources. As a result of the Tax Act, utility property is no longer eligible for bonus depreciation. Consequently, the initial cash requirement for future capital projects will generally increase approximately 10% because of the loss of the immediate tax benefit from bonus depreciation. The Company believes that its ability to generate cash, both internally from electric utility and banking operations and externally from issuances of equity and debt securities, commercial paper and bank borrowings, is adequate to maintain sufficient liquidity to fund its contractual obligations and commercial commitments, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other cash requirements for the foreseeable future.
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

December 31	2018		2017
(dollars in millions)
Short-term borrowings—other than bank	$74	2%	$118	3%
Long-term debt, net—other than bank	1,880	45	1,684	43
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,162	52	2,097	53
	$4,150	100%	$3,933	100%
HEI’s commercial paper borrowings and line of credit facility were as follows:

	Year ended December 31, 2018
(in millions)	Average balance	End-of-period balance	December 31, 2017
Commercial paper	$50	$49	$63
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility	—	150	150
Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s short-term borrowings in 2018 was $74.5 million.
HEI utilizes short-term debt, typically commercial paper, to support normal operations, to refinance commercial paper, to retire long-term debt, to pay dividends and for other temporary requirements, including short-term financing needs of its subsidiaries. HEI also periodically makes short-term loans to Hawaiian Electric to meet Hawaiian Electric’s cash requirements, including the funding of loans by Hawaiian Electric to Hawaii Electric Light and Maui Electric, but no such short-term loans to Hawaiian Electric were outstanding as of December 31, 2018. HEI periodically utilizes long-term debt, historically unsecured indebtedness, to fund investments in and loans to its subsidiaries to support their capital improvement or other requirements, to repay long-term and short-term indebtedness and for other corporate purposes. See Notes 5 and 6 of the Consolidated Financial Statements for a brief description of the Company’s loans.
HEI has a $150 million line of credit facility with no amounts outstanding as of December 31, 2018. See Note 5 of the Consolidated Financial Statements.
The rating of HEI’s commercial paper and debt securities could significantly impact the ability of HEI to sell its commercial paper and issue debt securities and/or the cost of such debt. As of February 13, 2019, the Fitch, Moody’s and S&P ratings of HEI were as follows:

	Fitch	Moody’s	S&P
Long-term issuer default and senior unsecured; long-term rating; corporate credit; respectively	BBB	WR*	BBB-
Commercial paper	F3	P-3	A-3
Outlook	Stable	Stable	Stable
* Moody’s long-term debt rating was withdrawn because HEI does not currently have any outstanding, publicly traded debt. Moody’s continues to rate Hawaiian Electric’s long-term debt. See Electric utility MD&A.
Note: The above ratings reflect only the view, at the time the ratings are issued or affirmed, of the applicable rating agency, from whom an explanation of the significance of such ratings may be obtained. Such ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating.
Issuances of common stock through the Hawaiian Electric Industries, Inc. Dividend Reinvestment and Stock Purchase Plan (DRIP), Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan provided new capital of $30 million (approximately 1 million shares) in 2016. From January 1, 2016 through January 5, 2016, and from December 7, 2016 to date, HEI satisfied the share purchase requirements of the DRIP, HEIRSP and ASB 401(k) Plan through open market purchases of its common stock rather than new issuances. Also, from June 2, 2016 through August 9, 2016, HEI satisfied the share purchase requirements of the HEIRSP and ASB 401(k) Plan through open market purchases of its common stock.
Operating activities provided net cash of $499 million in 2018, $420 million in 2017 and $496 million in 2016. Investing activities used net cash of $792 million in 2018, $815 million in 2017 and $736 million in 2016. In 2018, net cash used in investing activities was primarily due to capital expenditures, purchases of available-for-sale investment securities, net increase in loans held for investment, purchases of held-to-maturity investment securities, purchase of stock from Federal Home Loan Bank and contributions to low-income housing investments, partly offset by receipt of repayments from available-for-sale investment securities, contributions in aid of construction, proceeds from the sale of commercial loans, redemption of stock from Federal Home Loan Bank and repayments from held-to-maturity investment securities. In 2017, net cash used in investing activities was primarily due to a Hawaiian Electric’s consolidated capital expenditures (net of contributions in aid of construction), Hamakua Energy’s acquisition of a power plant and ASB’s purchases of investment securities, partly offset by the repayments of investment securities, proceeds from sale of commercial loans and a net decrease in loans held for investment.
Financing activities provided net cash of $200 million in 2018, $378 million in 2017 and $219 million in 2016. In 2018, net cash provided by financing activities included proceeds from issuance of long-term debt, net increases in deposits and retail repurchase agreements, partly offset by payment of common and preferred stock dividends, long-term debt maturities and net decreases in short-term debt and other bank borrowings. In 2017, net cash provided by financing activities included net increases in deposits and long-term debt and net increases in short-term borrowings and ASB’s retail repurchase agreements, partly offset by a net decrease in ASB’s other borrowings and payment of common and preferred stock dividends.
Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition-Liquidity and capital resources” sections below.) During 2018, Hawaiian Electric, ASB (through ASB Hawaii) and Pacific Current paid cash dividends to HEI of $103 million, $50 million and $1 million, respectively.
A portion of the net assets of Hawaiian Electric and ASB is not available for transfer to HEI in the form of dividends, loans or advances without regulatory approval. In the absence of an unexpected material adverse change in the financial condition of the electric utilities or ASB, such restrictions are not expected to significantly affect the operations of HEI, its ability to pay dividends on its common stock or its ability to meet its debt or other cash obligations. See Note 13 of the Consolidated Financial Statements.
Forecasted HEI consolidated “net cash used in investing activities” (excluding “investing” cash flows from ASB) for 2019 through 2021 consists primarily of the net capital expenditures of the Utilities, estimated to range from $1.2 billion to $1.4 billion over the next three years. In addition to the funds required for the Utilities’ construction programs and debt maturities (see “Electric utility–Liquidity and capital resources”), approximately $50 million will be required in 2021 to repay HEI’s $50 million private placement note maturing in March 2021, which is expected to be repaid with the proceeds from the issuance of commercial paper, bank borrowings, other medium- or long-term debt, common stock and/or dividends from subsidiaries. Additional debt and/or equity financing may be utilized to invest in the Utilities, bank or Pacific Current; to pay down commercial paper or other short-term borrowings; or to fund unanticipated expenditures not included in the 2019 through 2021 forecast, such as increases in the costs of or an acceleration of the construction of capital projects of the Utilities or unanticipated utility capital expenditures. In addition, existing debt may be refinanced prior to maturity with additional debt or equity financing (or both).

Selected contractual obligations and commitments.  Information about payments under the specified contractual obligations and commercial commitments of HEI and its subsidiaries was as follows:

December 31, 2018
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations
Investment in qualifying affordable housing projects	$6	$11	$—	$1	$18
Time certificates	509	236	80	3	828
Other bank borrowings	110	—	—	—	110
Short-term borrowings	74	—	—	—	74
Long-term debt	4	154	360	1,372	1,890
Interest on CDs, other bank borrowings, short-term loan and long-term debt	95	170	150	797	1,212
Operating leases, service bureau contract, and maintenance agreements	24	34	15	11	84
Hawaiian Electric open purchase order obligations[1]	75	7	3	—	85
Hawaiian Electric fuel oil purchase obligations (estimate based on December 31, 2018 fuel oil prices)	140	16	—	—	156
Hawaiian Electric power purchase–minimum fixed capacity obligations	119	195	118	279	711
Liabilities for uncertain tax positions	—	2	—	—	2
Total (estimated)	$1,156	$825	$726	$2,463	$5,170

[1]	Includes contractual obligations and commitments for capital expenditures and expense amounts.
The table above does not include other categories of obligations and commitments, such as deferred taxes, trade payables, amounts that will become payable in future periods under collective bargaining and other employment agreements and employee benefit plans, and potential refunds of amounts collected from ratepayers (e.g., under the earnings sharing mechanism). As of December 31, 2018, the fair value of the assets held in trusts to satisfy the obligations of the Company’s retirement benefit plans did not exceed the retirement benefit plans’ benefit obligation. Minimum funding requirements for retirement benefit plans have not been included in the tables above; however, see Note 9 of the Consolidated Financial Statements for 2019 estimated contributions.
See Note 3 of the Consolidated Financial Statements for a discussion of fuel and power purchase commitments. See Note 4 of the Consolidated Financial Statements for a further discussion of ASB’s commitments.
The Company adopted ASU No. 2016-02 on January 1, 2019, which had a material effect on its balance sheet as of January 1, 2019 due to the recognition of lease liabilities and right-of-use assets. See Note 1, “Summary of Significant Accounting Policies—Recent accounting pronouncements—Leases,” of the Consolidated Financial Statements.
Off-balance sheet arrangements.  Although the Company and the Utilities have off-balance sheet arrangements, management has determined that it has no off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on the Company’s and the Utilities’ financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, including the following types of off-balance sheet arrangements:

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
Material estimates that are particularly susceptible to significant change include the amounts reported for pension and other postretirement benefit obligations; contingencies and litigation; income taxes; regulatory assets and liabilities; electric utility unbilled revenues; allowance for loan losses; and fair value. Management considers an accounting estimate to be material if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the assumptions selected could have a material impact on the estimate and on the Company’s results of operations or financial condition.
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
Pension and other postretirement benefits obligations. The Company’s reported costs of providing retirement benefits are dependent upon numerous factors resulting from actual plan experience and assumptions about future experience. For example, retirement benefits costs are impacted by actual employee demographics (including age and compensation levels), the level of contributions to the plans, earnings and realized and unrealized gains and losses on plan assets, and changes made to the provisions of the plans. Costs may also be significantly affected by changes in key actuarial assumptions, including the expected return on plan assets, the discount rate and mortality. The Company’s accounting for retirement benefits under the plans in which the employees of the Utilities participate is also adjusted to account for the impact of decisions by the PUC. Changes in obligations associated with the factors noted above may not be immediately recognized as costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants.
Based on various assumptions in Note 9 of the Consolidated Financial Statements, sensitivities of the projected benefit obligation (PBO) and accumulated postretirement benefit obligation (APBO) as of December 31, 2018, associated with a change in certain actuarial assumptions, were as follows and constitute “forward-looking statements”:

Actuarial assumption	Change in assumption in basis points	Impact on HEI Consolidated PBO or APBO	Impact on Consolidated Hawaiian Electric PBO or APBO
(dollars in millions)
Pension benefits
Discount rate	‘+/- 50	(147)/166	(137)/156
Other benefits
Discount rate	‘+/- 50	(12)/13	(11)/12
Health care cost trend rate	‘+/- 100	3/(3)	3/(3)
Also, see Notes 1 and 9 of the Consolidated Financial Statements.
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
See Note 11 of the Consolidated Financial Statements.
Following are discussions of the electric utility and bank segments. Additional segment information is shown in Note 2 of the Consolidated Financial Statements. The discussion concerning Hawaiian Electric should be read in conjunction with its consolidated financial statements and accompanying notes.

Electric utility
Executive overview and strategy.  The Utilities provide electricity on all the principal islands in the state, other than Kauai, to approximately 95% of the state’s population, and operate five separate grids. The Utilities’ mission is to provide innovative energy leadership for Hawaii, to meet the needs and expectations of customers and communities, and to empower them with affordable, reliable and clean energy. The goal is to create a modern, flexible, and dynamic electric grid that enables an optimal mix of distributed energy resources, such as private rooftop solar, demand response, and grid-scale resources to enable the creation of smart, sustainable, resilient communities and achieve the statutory goal of 100% renewable energy by 2045.
Transition to renewable energy. The Utilities are fully committed to a 100 percent renewable future for Hawaii and are partnering with the State of Hawaii in achieving its Renewable Portfolio Standard goal of 100% renewable energy by 2045. Hawaii’s RPS law requires electric utilities to meet an RPS of 15%, 30%, 40%, 70% and 100% by December 31, 2015, 2020, 2030, 2040 and 2045, respectively. The regulatory framework includes a number of mechanisms designed to provide utility financial stability during the transition toward the state’s 100% renewable energy future. Under the sales decoupling mechanism, the utilities are allowed to recover from customers, target test year revenues, independent of the level of kWh sales, which have declined as privately-owned distributed energy resources have been added to the grid and energy efficiency measures have been put into place. Other regulatory mechanisms reduce regulatory lag, such as the major project interim recovery mechanism, which allow the utilities to recover and earn on certain approved major capital projects placed into service in between rate cases. See “Item 1. Business—HEI Consolidated” and “Decoupling” in Note 3 of the Consolidated Financial Statements.
The Utilities have made significant progress on the path to clean energy and have been successful in adding significant amounts of renewable energy resources to their electric systems and exceeded the 2015 RPS goal. The Utilities’ RPS for 2018 was approximately 27% and is on track to achieve the 2020 RPS goal of 30%. (See “Developments in renewable energy efforts” below). Also, compared to 2011, the Utilities have reduced the use of oil to produce electricity by 1.58 million barrels. The combination of replacing fossil fuel generation with renewables, customer conservation efforts, and energy efficiency actions has allowed the Utilities to achieve its 2020 greenhouse gas emissions reduction target of 16% (compared to a 2010 baseline) ahead of schedule in 2014. As of the end of 2018, the Utilities have achieved a 18.9% decrease in greenhouse gas emissions compared to 2010.
Power Supply Improvement Plans and Integrated Grid Planning. The December 2016 PSIP Update Report accepted by the PUC in July 2017 includes the continued growth of private rooftop solar and describes the grid and generation modernization work needed to reliably integrate an estimated total of 165,000 private systems by 2030, and additional grid-scale renewable energy resources. In addition, the plans forecast the addition of 360 MW of grid-scale solar and 157 MW of grid-scale wind, with 8 MW derived from the first phase of the community-based renewable energy (CBRE) program. The plans also include 115 MW from Demand Response (DR) programs, which can shift customer use of electricity to times when more renewable energy is available, potentially increasing the capacity to add even more renewable resources. The December 2016 Update Report emphasizes work that is in progress or planned through 2021 on each of the five islands the Utilities serve.
Achieving 100% renewable energy will require modernizing the grid through coordinated energy system planning in partnership with local communities and stakeholders. To accomplish this, the Utilities filed its Integrated Grid Planning (IGP) Report with the PUC on March 1, 2018, which provides an innovative systems approach to energy planning intended to yield the most cost-effective renewable energy pathways that incorporates customer and stakeholder input.

The PUC opened a docket for the IGP process that the Utilities had proposed. As required, the Utilities filed an IGP Work plan on December 14, 2018, describing the timing and scope of major activities that will occur in the IGP process.
Demand response programs. Pursuant to PUC orders, the Utilities are developing an integrated DR Portfolio Plan that will enhance system operations and reduce costs to customers. The reduction in cost for the customer will take the form of either rates or incentive-based programs that will compensate customers for their participation individually, or by way of engagements with turnkey service providers that contract with the Utilities to aggregate and deliver various grid services on behalf of participating customers and their distributed assets.
In October 2017, the PUC approved the Utilities request made in December 2015 to defer and recover certain computer software and software development costs for a DR Management System in an amount not to exceed $3.9 million, exclusive of AFUDC, through the Renewable Energy Infrastructure Program Surcharge. The Utilities placed the DR Management System in service in the first quarter of 2019. In 2019, the Utilities are expected to sign a number of multi-year Grid Services Purchase Agreements with third party aggregators. These contracts pay service providers to aggregate grid-supporting capabilities from customer-sited Distributed Energy Resources. The first of these five-year contracts in a not-to-exceed amount of $21 million has been executed and is expected to not only deliver benefit through efficient grid operations and avoided fuel costs over that 5-year period, but as the PUC considers Performance-based Regulation, demonstrated savings resulting from these contracts could results in shared savings for the Utilities. This complements the Utilities’ transformation and supports customer choice.
On January 25, 2018, the PUC approved the Utilities’ revised DR Portfolio tariff structure. The PUC supported the approach of working with aggregators to implement the DR portfolio, and ordered the Utilities to complete contracting by June 2018 and initiate first implementation by the third quarter of 2018. The Utilities have selected the aggregators and commenced negotiations in July 2018, with many technical requirements discussions held throughout 2018. The aggregator contracts will be finalized in the first quarter of 2019.
Grid modernization. The overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater DER and renewable energy integration. Under the Grid Modernization Strategy, new technology will help triple private rooftop solar and make use of rapidly evolving products including storage and advanced inverters. The Utilities have begun work to implement the Grid Modernization Strategy by issuing solicitations for advanced meters, a meter data management system, and a communications network. The Utilities filed an application with the PUC on June 21, 2018, for the first implementation phase, estimated to cost approximately $86 million and expected to be incurred over five years. Additional applications will be filed later to implement subsequent phases of the strategy.
Community-Based Renewable Energy. In December 2017, the PUC adopted a CBRE program framework which allows customers who cannot, or chose not to, take advantage of private rooftop solar to receive the benefits of renewable energy to help offset their monthly electric bills and support clean energy for Hawaii. The program has two phases.
The first phase, which commenced in July 2018, totals 8 MW of solar PV only with one credit rate for each island. The Utilities’ role is limited to administrative only during the first phase. As administrators, the Utilities will work with subscriber organizations to allocate capacity, answer general program questions, verify subscriber eligibility and process bill credits for subscribers. The Utilities are in the process of verifying the projects and awarding the capacity to interested subscriber organizations. The response has been positive; four of the five islands that the Utilities serve have received applications that equal or exceed what is allowed in phase 1.
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
Decoupling. See “Decoupling” in “Item 1. Business—HEI Consolidation” and Note 3 of the Consolidated Financial Statements for a discussion of decoupling.
As part of decoupling, the Utilities also track their rate-making ROACEs as calculated under the earnings sharing mechanism, which includes only items considered in establishing rates. At year-end, each utility’s rate-making ROACE is compared against its ROACE allowed by the PUC to determine whether earnings sharing has been triggered. Annual earnings of a utility over and above the ROACE allowed by the PUC are shared between the utility and its ratepayers on a tiered basis. Earnings sharing credits are included in the annual decoupling filing for the following year. Results for 2018, 2017 and 2016 did not trigger the earnings sharing mechanism for the Utilities.
Regulated returns. Actual and PUC-allowed returns, as of December 31, 2018, were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Year ended December 31, 2018	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	6.55	6.98	6.26	7.36	8.41	7.59	7.89	8.08	7.38
PUC-allowed returns	7.57	7.80	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	(1.02)	(0.82)	(1.17)	(2.14)	(1.09)	(1.91)	(1.61)	(1.42)	(2.12)

*       Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**     Recorded net income divided by average common equity.
***   ROACE adjusted to remove items not included by the PUC in establishing rates, such as incentive compensation.
The gap between PUC-allowed ROACEs and the ROACEs actually achieved is primarily due to: the consistent exclusion of certain expenses from rates (for example, incentive compensation and charitable contributions), the recognition of annual RAM revenues on June 1 annually rather than on January 1, the low RBA interest rate (currently a short-term debt rate rather than the actual cost of capital), O&M increases and return on capital additions since the last rate case in excess of indexed escalations, and the first-year averaging convention for MPIR investments for rate base purposes.

Results of operations.

•	2018 vs. 2017

2018	2017	Increase (decrease)		(dollars in millions, except per barrel amounts)
$2,547	$2,258	$289		Revenues. Net increase largely due to:
			$180	higher fuel prices[1]
			70	higher purchased power energy costs[2]
			46	higher rate relief
			39	higher RAM and MPIR revenues
			(46)	Tax reform adjustment
761	588	173		Fuel oil expense. Increase due to higher fuel oil prices and higher kWh generated
639	587	52		Purchased power expense. Net increase due to:
			63	higher purchased power energy price
			(9)	lower kWh purchased
			(3)	lower PGV capacity charges
461	412	49		Operation and maintenance expense. Increase largely due to:
			24	reset of pension costs included in rates as part of rate case decisions
			4	higher ERP costs related to outside consultants
			3	25KV underground circuit repair work
			3	higher operation and maintenance expense for generation plants
			2	higher corrective maintenance for transmission and distribution facilities
			2	write-off of preliminary engineering costs for LNG projects
			2	write-off of smart grid costs
			2	higher medical premium costs
			2	higher workers’ compensation claims
			2	operation expense for Schofield Generating Station placed in service in June
			2	Increased IT and cyber security costs
			1	one-time rent expense adjustment for existing substation land
444	408	36		Other expenses. Increase due to higher revenue taxes from higher revenue, coupled with higher depreciation expense for plant investments in 2017
242	264	(22)		Operating income. Decrease due to higher operation and maintenance and other expenses, and tax reform revenue adjustment, offset in part by higher RAM and MPIR revenues and rate relief
144	120	24		Net income for common stock. Increase due to higher RAM and MPIR revenues, rate relief and lower taxes, offset in part by higher expenses. See below for discussion on effective tax rate
7.6%	6.6%	1%		Return on average common equity
87.90	68.78	19.12		Average fuel oil cost per barrel [1]
8,689	8,690	(1)		Kilowatthour sales (millions)
2,704	2,724	(20)		Number of employees (at December 31)

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
588	455	133		Fuel oil expense. Increase due to higher fuel oil prices, partially offset by lower kWh generated
587	563	24		Purchased power expense. Increase due to higher purchased power energy prices largely due to higher fuel prices, partly offset by lower kWh purchased[2]
412	400	12		Operation and maintenance expense. Net increase due to:
			9	higher overhaul costs due to more overhauls being performed in 2017
			5	higher ERP project costs (project commenced in 2017)
			3	higher transmission and distribution operation and maintenance costs
			1	higher Grid modernization consultant cost (none in 2016)
			1	write off of portion of deferred Geothermal RFP costs
			(3)	higher LNG consulting costs to negotiate LNG contract in 2016, which was subsequently terminated following HEI/Nextera merger termination
			(4)	higher PSIP consulting costs incurred in 2016, in order to complete the PSIP update in April 2016 and December 2016
408	387	21		Other expenses. Increase due to higher revenue taxes from higher revenue, coupled with higher depreciation expense for plant investments in 2016
264	290	(26)		Operating income. Decrease due to lower RAM revenues and higher operation and maintenance and other expenses
120	142	(22)		Net income for common stock. Decrease due to lower operating income and higher income taxes due to write-down of deferred tax assets to reflect the lower tax rates enacted by the Tax Act
6.6%	8.1%	(1.5)%		Return on average common equity
68.78	53.49	15.29		Average fuel oil cost per barrel [1]
8,690	8,845	(155)		Kilowatthour sales (millions) [3]
2,724	2,662	62		Number of employees (at December 31)

[1]
The rate schedules of the electric utilities currently contain energy cost adjustment clauses (ECACs) through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.

[2]
The rate schedule of the electric utilities currently contains purchase power adjustment clauses (PPACs) through which changes in purchase power expenses (except purchased energy costs) are passed on to customers.

[3]
kWh sales were lower in 2017 when compared to the prior year due largely to continued energy efficiency and conservation efforts by customers and increasing levels of private customer-sited renewable generation.

Hawaiian Electric’s effective tax rate (combined federal and state income tax rates) was lower in 2018 compared to 2017, primarily due to the provision in the Tax Act that lowered the federal income tax rate from 35% to 21% and the related amortization of excess deferred income taxes. In addition, the rate was further lowered by certain adjustments made in conjunction with the filing of the Company’s 2017 tax returns, including an increased pension deduction taken resulting in a net income tax benefit of $5.3 million associated with the rate differential. The lower tax rate was partially offset by other Tax Act changes, including the non-deductibility of excess executive compensation and various fringe benefit costs.
Hawaiian Electric’s effective tax rate (combined federal and state income tax rates) was higher for 2017 compared to 2016, primarily due to the impact of the 2017 adjustment to accumulated deferred income tax balances (exclusive of accumulated deferred income tax balances related to the regulated rate base of the Utilities) for the new federal corporate tax rate of 21%.

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
In 2018, final D&Os were issued by the PUC for the Hawaiian Electric 2017 rate case and the Hawaii Electric Light 2016 rate case. Interim rates for Maui Electric’s 2018 rate case were effective on August 23, 2018, with a final D&O pending. In December 2018, Hawaii Electric Light filed its 2019 rate case.

Test year (dollars in millions)	Date (filed/ implemented)	Amount	% over rates in effect	ROACE (%)	RORB (%)	Rate base	Common equity %	Stipulated agreement reached with Consumer Advocate
Hawaiian Electric
2017[1]
Request	12/16/16	$106.4	6.9	10.60	8.28	$2,002	57.36	Yes
Interim increase	2/16/18	36.0	2.3	9.50	7.57	1,980	57.10
Interim increase with Tax Act	4/13/18	(0.6)	—	9.50	7.57	1,993	57.10
Final increase	9/1/18	(0.6)	—	9.50	7.57	1,993	57.10
Hawaii Electric Light
2016[2]
Request	9/19/16	$19.3	6.5	10.60	8.44	$479	57.12	Yes
Interim increase	8/31/17	9.9	3.4	9.50	7.80	482	56.69
Interim increase with Tax Act	5/1/18	1.5	0.5	9.50	7.80	481	56.69
Final increase	10/1/18	—	—	9.50	7.80	481	56.69
2019
Request	12/14/18	$13.4	3.4	10.50	8.30	$537	56.91
Maui Electric
2018
Request	10/12/17	$30.1	9.3	10.60	8.05	$473	56.94	Yes
Interim increase	8/23/18	12.5	3.82	9.50	7.43	462	57.02
Note:  The “Request” date reflects the application filing date for the rate proceeding. The “Interim increase” and “Final increase” date reflects the effective date of the revised schedules and tariffs as a result of the PUC-approved increase.

[1]	Final decision and order was issued on June 22, 2018.
2 Final decision and order was issued on June 29, 2018.

See also “Most recent rate proceedings” in Note 3 of the Consolidated Financial Statements.
The effects of the Tax Act on the Utilities’ regulated operations accrued to the benefit of customers from the effective date of January 1, 2018 and were addressed in the Utilities’ rate cases summarized above. Generally, the lower corporate income tax rate lowers the Utilities’ revenue requirements through lower income tax expense and through the amortization of a regulatory liability for excess accumulated deferred income taxes (ADIT) resulting from the recording of ADIT in prior years at the higher income tax rate. The revenues collected in the first and a portion of the second quarters of 2018 reflected income taxes at the old 35% rate and consequently, the Utilities reduced revenues to the extent the income taxes collected in 2018 revenue exceeded the taxes accrued at the new 21% rate. This reduction was recorded to a regulatory liability and electric rates were adjusted in the second quarter to initiate the return of the 2018 excess to customers over various amortization periods. In addition, rates have been adjusted to begin returning the excess ADIT that was accumulated as of December 31, 2017. The Tax Act also excludes the Utilities’ asset additions from qualifying for bonus depreciation (other than certain grandfathered utility property), which has the offsetting effect of increasing revenue requirement by lowering ADIT and thereby increasing rate base on a prospective basis.

Performance-based regulation and ratemaking legislation. See “Performance incentive mechanisms” and “Performance-based regulation proceeding” in Note 3 of the Consolidated Financial Statements.
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

•
Approved the implementation of the new depreciation and amortization rates and other changes to coincide with the effective date of the interim or final base rates approved in the subsequent rate case for each utility, beginning with Maui Electric’s ongoing 2018 test year rate case

Developments in renewable energy efforts.  Developments in the Utilities’ efforts to further their renewable energy strategy include renewable energy projects discussed in Note 3 of the Consolidated Financial Statements and the following:
New renewable PPAs.

•
South Maui Renewable Resources (2.87 MW solar) reached commercial operations on May 5, 2018, and Kuia Solar (2.87 MW solar) reached commercial operations on October 4, 2018. Each project’s PPA with Maui Electric was approved by the PUC in February 2016, subject to certain modifications and conditions.

•
In December 2014, the PUC approved a PPA for Renewable As-Available Energy dated October 3, 2013 between Hawaiian Electric and Na Pua Makani Power Partners, LLC (NPM) for a proposed 24-MW wind farm on Oahu. The NPM wind farm was expected to be placed into service by August 31, 2019, but has been delayed due to an appeal of the decision in the Habitat Conservation Permit contested case.

•
In July 2017, the PUC approved, with certain modifications and conditions, three PPAs for solar energy on Oahu with Waipio PV, LLC for 45.9 MW, Lanikuhana Solar, LLC for 14.7 MW and Kawailoa Solar, LLC for 49.0 MW. The three projects are now owned by Clearway Energy Group LLC, which is an investment of Global Infrastructure Partners. The three projects are expected to be in service by the end of 2019.

•
In July 2018, the PUC approved Maui Electric’s PPA with Molokai New Energy Partners to purchase solar energy from a PV plus battery storage project. The 4.88 MW project will deliver no more than 2.64 MW at any time to the Molokai system and is expected to be in service by January 2020.

Tariffed renewable resources.

•
As of December 31, 2018, there were approximately 461 MW, 98 MW and 108 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of December 31, 2018, an estimated 28% of single-family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 17% of the Utilities’ total customers have solar systems.

•
The Utilities began accepting energy from feed-in tariff projects in 2011. As of December 31, 2018, there were 33 MW, 3 MW and 5 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

Biofuel sources.

•
In July 2018, the PUC approved Hawaiian Electric’s 3-year biodiesel supply contract with Pacific Biodiesel Technologies, LLC (PBT) to supply 2 million to 4 million gallons of biodiesel at Hawaiian Electric’s Schofield Generating Station and the Honolulu International Airport Emergency Power Facility (HIA Facility) and any other generating unit on Oahu, as necessary. The PBT contract became effective on November 1, 2018. Hawaiian Electric also has a spot buy contract with PBT to purchase additional quantities of biodiesel at or below the price of diesel. Some purchases of “at parity” biodiesel have been made under the spot purchase contract, which was recently extended through June 2019.

•
Hawaiian Electric has a contingency supply contract with REG Marketing & Logistics Group, LLC to also supply biodiesel to any generating unit on Oahu in the event PBT is not able to supply necessary quantities. This contingency contract has been extended to November 2019, and will continue with no volume purchase requirements.

Requests for renewable proposals, expressions of interest, and information.

•
Under a request for proposal process governed by the PUC and monitored by independent observers, in February 2018, the Utilities issued RFPs for 220 MW of renewable generation on Oahu, 50 MW of renewable generation on Hawaii Island, and 60 MW of renewable generation on Maui. The Utilities selected a final award group for Hawaii Island in August 2018 and for Maui and Oahu in September 2018.

The Utilities executed in December 2018, a total of seven renewable generation PPAs utilizing photovoltaic technology paired with a battery storage system, subject to PUC approval, as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	3	127	127 / 508	12/31/2021	20	$27.9
Hawaii Electric Light	2	60	60 / 240	7/20/2021 & 6/30/2022	25	14.1
Maui Electric	2	75	75 / 300	7/20/2021 & 6/30/2022	25	17.6
Total	7	262	262 / 1048			$59.6
The Utilities are requesting PUC approval to recover the total projected annual payment of $59.6 million through the PPAC to the extent such costs are not included in base rates.

•
In October 2017, the Utilities filed a draft request for proposal with the PUC for 40 MW of firm renewable generation on Maui (Maui Firm RFP) to be in service by the end of 2022. The Utilities are currently working with the independent observer for the Maui Firm RFP to update and revise the draft Maui Firm RFP for filing with the PUC for approval.

•
In January 2017, Hawaiian Electric issued requests for Onshore Wind Expression of Interest to developers that are capable of developing utility scale onshore wind projects that are eligible to capture the federal Investment Tax Credit for Large Wind on the island of Oahu. In October 2018, Hawaiian Electric entered into a power purchase agreement with Eurus for a 46.8 MW onshore wind project, subject to PUC approval.

Legislation and regulation.  Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the Utilities and their customers. Also see “Environmental regulation” in Note 3 and “Recent tax developments” in Note 11 of the Consolidated Financial Statements.
Clean Water Act Section 316(b). On August 14, 2014, the EPA published in the Federal Register the final regulations required by section 316(b) of the CWA designed to protect aquatic organisms from adverse impacts associated with existing power plant cooling water intake structures. The regulations were effective October 14, 2014 and apply to the cooling water systems for the steam generating units at three of Hawaiian Electric’s power plants on the island of Oahu. The regulations prescribe a process, including a number of required site-specific studies, for states to develop facility-specific entrainment and impingement controls to be incorporated in each facility’s National Pollutant Discharge Elimination System permit. Hawaiian Electric submitted the final site-specific studies to the DOH in December 2016 for the Honolulu and Waiau power plants and in September 2017 for the Kahe power plant. Hawaiian Electric will work with the DOH to identify the appropriate compliance methods for the 316(b) rule. Until new permits are issued by DOH, Hawaiian Electric is operating the facilities under administrative extensions under the prior permit. Final compliance costs may vary depending on the outcome of the final permit.
Impact of lava flows. In May 2018, a lava eruption occurred within the Leilani Estates subdivision, located along the lower East Rift Zone of Kilauea Volcano in the Puna district on the island of Hawaii, and affected approximately 3,000 of the 86,000 Hawaii Electric Light customers. As of December 31, 2018, there was no active flow. The flow damaged some of Hawaii Electric Light’s property in the affected area and also resulted in the shutdown of independent power producer PGV’s facilities. Hawaii Electric Light continues to serve the load of Hawaii Island without capacity from PGV. Hawaii Electric Light and PGV are in discussions on the requirements for PGV to return to service, however, the Utilities expect to meet its 2020 RPS goals without the return of PGV to service. The financial impact to Hawaii Electric Light has not been material.

Liquidity and capital resources.  As a result of the Tax Act, utility property is no longer eligible for bonus depreciation. Consequently, the initial cash requirement for future capital projects will generally increase approximately 10% because of the loss of the immediate tax benefit from bonus depreciation. Management believes that Hawaiian Electric’s ability, and that of its subsidiaries, to generate cash, both internally from operations and externally from issuances of equity and debt securities and commercial paper and draws on lines of credit, is adequate to maintain sufficient liquidity to fund their respective capital expenditures, investments, debt repayments, retirement benefit plan contributions and other cash requirements in the foreseeable future.
Hawaiian Electric’s consolidated capital structure was as follows:

December 31	2018		2017
(dollars in millions)
Short-term borrowings	$25	1%	$5	—%
Long-term debt, net	1,419	41	1,369	42
Preferred stock	34	1	34	1
Common stock equity	1,958	57	1,845	57
	$3,436	100%	$3,253	100%
Hawaiian Electric’s commercial paper borrowings, borrowings from HEI, and line of credit facility were as follows:

	Year ended December 31, 2018
(in millions)	Average balance	End-of-period balance	December 31, 2017
Short-term borrowings[1]
Commercial paper	$85	$—	$5
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facility	—	200	200

[1]
The maximum amount of external short-term borrowings by Hawaiian Electric during 2018 was $157 million. At December 31, 2018, Hawaiian Electric had no short-term borrowings from Hawaii Electric Light or Maui Electric.

Hawaiian Electric utilizes short-term debt, typically commercial paper, to support normal operations, to refinance short-term debt and for other temporary requirements. Hawaiian Electric also borrows short-term from HEI for itself and on behalf of Hawaii Electric Light and Maui Electric, and Hawaiian Electric may borrow from or loan to Hawaii Electric Light and Maui Electric on a short-term basis. The intercompany borrowings among the Utilities, but not the borrowings from HEI, are eliminated in the consolidation of Hawaiian Electric’s financial statements. The Utilities periodically utilize long-term debt, borrowings of the proceeds of special purpose revenue bonds (SPRBs) issued by the Department of Budget and Finance of the State of Hawaii (DBF) and the issuance of privately placed unsecured senior notes bearing taxable interest, to finance the Utilities’ capital improvement projects, or to repay short-term borrowings used to finance such projects. The PUC must approve issuances, if any, of equity and long-term debt securities by the Utilities.
Hawaiian Electric has a $200 million line of credit facility with no amounts outstanding at December 31, 2018. See Note 5 of the Consolidated Financial Statements.
As of February 13, 2019, the Fitch, Moody’s and S&P ratings of Hawaiian Electric were as follows:

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
Upon PUC approval received in April 2018 (April 2018 Approval), on May 30, 2018, Hawaiian Electric, Hawaii Electric Light and Maui Electric issued through a private placement, $75 million, $15 million and $10 million, respectively, of unsecured senior notes bearing taxable interest. The April 2018 Approval also authorized the use of the expedited approval procedure to request for the remaining additional taxable debt to be issued during 2019 through 2021, with certain conditions, for up to $205 million and $15 million for Hawaiian Electric and Hawaii Electric Light, respectively. Maui Electric does not have authorization to issue additional taxable debt beyond 2018. See Note 6 of the Consolidated Financial Statements.
On February 26, 2019, the PUC approved Hawaiian Electric and Hawaii Electric Light’s request to issue refunding special purpose revenue bonds (SPRBs) prior to December 31, 2020 to refinance their outstanding Series 2009 SPRBs in the amount of up to $90 million and $60 million, respectively.
On October 26, 2018, the Utilities requested PUC approval to issue SPRBs in the amounts of up to $70 million, $2.5 million and $7.5 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, prior to June 30, 2020, to finance the Utilities’ capital improvement programs.
On November 29, 2018, Hawaiian Electric entered into a 364-day, $50 million term loan credit agreement that matures on November 28, 2019. Hawaiian Electric drew the first $25 million on November 29, 2018 and the second $25 million on January 31, 2019. See Note 5 of the Consolidated Financial Statements.
On January 31, 2019, the Utilities received PUC approval to issue the remaining authorized amounts under the April 2018 Approval in 2019 through 2020 (Hawaiian Electric up to $205 million and Hawaii Electric Light up to $15 million of taxable debt), as well as a supplemental increase to authorize the issuance of additional taxable debt to finance capital expenditures, repay long-term and/or short term debt used to finance or refinance capital expenditures, and/or to reimburse funds used for payment of capital expenditures, and to refinance the Utilities’ 2004 junior subordinated deferrable interest debentures prior to maturity. In addition, the Utilities received approval to extend the period to issue additional taxable debt from December 31, 2021 to December 31, 2022. The new total “up to” amounts of taxable debt requested to be issued through December 31, 2022 are $410 million, $150 million and $130 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
On October 22, 2018, the Utilities received PUC approval for the supplemental increase to issue and sell additional common stock in the amounts of up to $280 million for Hawaiian Electric and up to $100 million each for Hawaii Electric Light and Maui Electric, with the new total “up to” amounts of $430 million for Hawaiian Electric and $110 million each for Hawaii Electric Light and Maui Electric, and to extend the period authorized by the PUC to issue and sell common stock from December 31, 2021 to December 31, 2022. In December 2018, Hawaiian Electric sold $70.7 million of its common stock to HEI and Maui Electric sold $1.5 million of its common stock to Hawaiian Electric. Hawaii Electric Light did not issue common stock in 2018.
Cash flows.

	Years ended December 31
(in thousands)	2018	Change	2017	Change	2016
Net cash provided by operating activities	$393,613	$58,427	$335,186	$(34,731)	$369,917
Net cash used in investing activities	(405,182)	(32,895)	(372,287)	(84,088)	(288,199)
Net cash provided by (used in) financing activities	34,929	59,597	(24,668)	7,213	(31,881)
2018 Cash Flows Compared to 2017:
Net cash provided by operating activities: The increase in net cash provided by operating activities in 2018 over 2017 was impacted by the following:

•	Higher cash receipts from customers due to increased customer bills as a result of higher rates and higher fuel prices;

•	Lower cash contributions made to retirement benefit plans in 2018 due to the application of the 2011 contributions in excess of NPPC to reduce the 2018 contributions to an amount less than NPPC; and

•	Offset by higher revenue taxes paid due to higher revenues resulting from higher rates and higher fuel prices, and higher income taxes paid due to lower deductions recognized in 2018.

Net cash used in investing activities: The increase in net cash used in investing activities in 2018 over 2017 was primarily driven by increased capital expenditures for construction activities and lower proceeds from contributions in aid of construction.

Net cash provided by financing activities: The increase in net cash provided by financing activities in 2018 over 2017 was primarily driven by higher proceeds from issuance of common stock and other bank borrowings, partially offset by higher common stock dividends paid in 2018.
2017 Cash Flows Compared to 2016:
Net cash provided by operating activities: The decrease in net cash provided by operating activities in 2017 over 2016 was impacted by the following:

•	Lower cash from an increase in fuel oil stock due to an increase in fuel prices;

•	Lower cash from an increase in unbilled revenues due to higher fuel prices; and

•	Lower cash due to refund of federal income taxes in 2016 based on bonus depreciation enacted in the fourth quarter of 2015 (similar treatment was not granted in the fourth quarter of 2016).
Net cash used in investing activities: The increase in net cash used in investing activities in 2017 over 2016 was driven primarily by an increase in capital expenditures related to construction activities, offset by higher contributions in aid of construction and capital goods tax credit.
Net cash used in financing activities: The decrease in net cash used in financing activities in 2017 over 2016 was driven primarily by lower common stock dividends paid in 2017.
Forecast capital expenditures. For the five-year period 2019 through 2023, the Utilities forecast up to $2.2 billion of net capital expenditures, which could change over time based upon external factors such as the timing and scope of environmental regulations, unforeseen delays in permitting and timing of PUC decisions. Proceeds from the issuance of equity and long-term debt, cash flows from operating activities, temporary increases in short-term borrowings and existing cash and cash equivalents are expected to provide the funds needed for the net capital expenditures, to pay down commercial paper or other short-term borrowings, as well as to fund any unanticipated expenditures not included in the 2019 to 2023 forecast (such as increases in the costs or acceleration of capital projects, or unanticipated capital expenditures that may be required by new environmental laws and regulations).
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
Selected contractual obligations and commitments. The following table presents aggregated information about total payments due from the Utilities during the indicated periods under the specified contractual obligations and commitments:

December 31, 2018	Payments due by period
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Short-term borrowings	$25	$—	$—	$—	$25
Long-term debt	—	96	152	1,179	1,427
Interest on long-term debt	68	128	125	761	1,082
Operating leases	6	11	4	3	24
Open purchase order obligations ¹	75	7	3	—	85
Fuel oil purchase obligations (estimate based on December 31, 2018 fuel oil prices)	140	16	—	—	156
Purchase power obligations-minimum fixed capacity charges	119	195	118	279	711
Liabilities for uncertain tax positions	—	2	—	—	2
Total (estimated)	$433	$455	$402	$2,222	$3,512
¹ Includes contractual obligations and commitments for capital expenditures and expense amounts.
The table above does not include other categories of obligations and commitments, such as deferred taxes, trade payables, amounts that will become payable in future periods under collective bargaining and other employment agreements and employee benefit plans and potential refunds of amounts collected from ratepayers (e.g., under the earnings sharing mechanism). As of December 31, 2018, the fair value of the assets held in trusts to satisfy the obligations of the Utilities’ retirement benefit plans did not exceed the retirement benefit plans’ benefit obligation. Minimum funding requirements for retirement benefit plans have not been included in the table above. See Note 9 of the Consolidated Financial Statements for retirement benefit plan obligations and estimated contributions for 2019.
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
Environmental matters.  See “Electric utility—Regulation—Environmental regulation” under “Item 1. Business” and “Environmental regulation” in Note 3 of the Consolidated Financial Statements.
Commitments and contingencies. See Item 1A. Risk Factors, and Note 3 of the Consolidated Financial Statements for a discussion of important commitments and contingencies.
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
Regulatory liabilities represent amounts collected from customers for costs that are expected to be incurred in the future, or amounts collected in excess of costs incurred that are refundable to customers. Regulatory assets represent incurred costs that have been deferred because their recovery in future customer rates is probable. As of December 31, 2018, the consolidated regulatory liabilities and regulatory assets of the Utilities amounted to $950 million and $833 million, respectively, compared to $881 million and $869 million as of December 31, 2017, respectively. Regulatory liabilities and regulatory assets are itemized in Note 3 of the Consolidated Financial Statements. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory environment. Because current rates include the recovery of regulatory assets existing as of the last rate case and rates in effect allow the Utilities to earn a reasonable rate of return, management believes that the recovery of the regulatory assets as of December 31, 2018 is probable. This determination assumes continuation of the current political and regulatory climate in Hawaii and is subject to change in the future.
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

Revenues.  Electric utility revenues are based on rates authorized by the PUC and include revenues applicable to estimated energy consumed in the accounting period, but not yet billed to customers (Unbilled revenues), and RBA revenues or refunds for the difference between PUC-approved target revenues and recorded adjusted revenues, which delinks revenues from kWh sales. Unbilled revenues represent an estimate of energy consumed by customers subsequent to the date of the last meter reading to the end of the current reporting period. As of December 31, 2018, Unbilled revenues amounted to $122 million and the RBA revenues recognized in 2018 amounted to $46 million.
The rate schedules of the Utilities include ECACs (replaced with ECRCs for Hawaiian Electric and Hawaii Electric Light in 2019) under which electric rates are adjusted for changes in the weighted-average price paid for fuel oil and certain components of purchased power, and the relative amounts of company-generated power and purchased power. The rate schedules of the Utilities also include PPACs under which electric rates are more closely aligned with purchase power costs incurred. If the ECAC/ECRCs, PPACs or RBAs were lost or adversely modified, it could result in a material adverse effect on the Company’s and the Utilities’ results of operations, financial condition and liquidity.
Consolidation of variable interest entities.  A business enterprise must evaluate whether it should consolidate a variable interest entity (VIE). The Utilities evaluate the impact of applying accounting standards for consolidation to its relationships with IPPs with whom the Utilities execute new PPAs or execute amendments of existing PPAs. A possible outcome of the analysis is that Hawaiian Electric or its subsidiaries may be found to meet the definition of a primary beneficiary of a VIE, which finding may result in the consolidation of the IPP in the Consolidated Financial Statements. The consolidation of IPPs could have a material effect on the Consolidated Financial Statements, including the recognition of a significant amount of assets and liabilities, and, if such a consolidated IPP were operating at a loss and had insufficient equity, the potential recognition of such losses. The Utilities do not know how the consolidation of IPPs would be treated for regulatory or credit ratings purposes. See Notes 1 and 3 of the Consolidated Financial Statements.

Bank
Executive overview and strategy.  ASB, headquartered in Honolulu, Hawaii, is a full-service community bank serving both consumer and commercial customers. ASB is one of the largest financial institutions in Hawaii and ended 2018 with assets of $7.0 billion and net income of $83 million, compared to assets of $6.8 billion as of December 31, 2017 and net income of $67 million in 2017.
ASB provides a wide range of financial products and services, and in order to remain competitive and continue building core franchise value, ASB is focused on deepening customer relationships and developing and introducing new products and services in order to meet market needs. Additionally, the banking industry is constantly changing and ASB is making the investments in people and technology necessary to adapt and remain competitive, facilitate process improvements in order to deliver a continuously better experience for its customers, and be a more efficient bank. ASB’s continued focus has been on efficient growth to maximize profitability and capital efficiency, as well as control expenses. Key strategies to drive organic growth include:

1.	deepening customer relationships;

2.	building out product and service offerings to open new segments;

3.	fully deploying online and remotely-assisted account opening capabilities; and

4.	prioritizing efficiency actions to gain earnings leverage on organic growth.
The interest rate environment and the quality of ASB’s assets will continue to influence its financial results. A flattened yield curve as a result of an increase in short-term interest rates and excess liquidity in the financial system have made it challenging to grow the bank’s loan portfolio and find investments with adequate risk-adjusted returns. The potential for compression of ASB’s margin when interest rates rise is a risk that is actively managed.
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
ASB’s loan quality benefited in 2018 from increasing property values, more financial flexibility of borrowers, and overall general economic improvement in the state of Hawaii. ASB’s net charge-offs as a percentage of total average loans was 0.34% for 2018 compared to 0.27% for 2017. The higher net charge-off ratio was primarily due to charge offs of consumer loans. ASB’s provision for loan losses increased from $10.9 million for 2017 to $14.7 million for 2018, primarily due to additional reserves for the consumer loan portfolio, partly offset by lower reserves required for the commercial and commercial real estate loan portfolios as a result of improved credit quality in those loan portfolios.

Results of operations.

•	2018 vs. 2017

(in millions)	2018	2017	Increase (decrease)	Primary reason(s)
Interest income	$258	$236	$22
Higher interest income was due to higher average earning asset balances and an increase in yields on earning assets. ASB’s average investment and mortgage-backed securities portfolio balance for 2018 increased by $240 million compared to the average balance in 2017 as ASB purchased investments with liquidity not used to fund the loan portfolio. The average loan portfolio balance for 2018 was $54 million higher than 2017 primarily due to increases in the average HELOC, residential and consumer loan portfolio balances of $55 million, $45 million and $35 million, respectively. The growth in these loan portfolios was consistent with ASB’s portfolio mix targets and loan growth strategy. The average commercial and commercial real estate loan portfolio balances decreased by $51 million and $28 million, respectively, primarily due to ASB’s strategic decision to reduce the balances in certain commercial and national loan portfolios to improve credit quality in those portfolios. The yield on earning assets increased 18 basis points as the increase in short-term interest rates during the year repriced the adjustable rate loans upward and increased the yields for the investment securities.

Noninterest income	56	62	(6)
Noninterest income was lower in 2018 compared to 2017 primarily due to lower fees from other financial services as a result of debit card interchange expenses being netted against income beginning in 2018. Prior year’s debit card interchange expenses were recorded in other noninterest expense. This change was in accordance with the new revenue recognition accounting standard. See Note 8 of the Consolidated Financial Statements for additional information on the new revenue recognition standard. ASB also had lower fee income on deposit products and mortgage banking income. The lower mortgage banking income was due to lower residential loan production and ASB’s decision to portfolio a larger portion of the residential loan production.

Revenues	314	298	16	The increase in revenues was due to higher interest income, partly offset by lower noninterest income.
Interest expense	15	12	3
Higher interest expense was due to an increase in term certificate balances and increased rates for term certificates, money market accounts and repurchase agreements, partly offset by the payoff of a matured FHLB advance. Average deposit balances for 2018 increased by $342 million compared to 2017 due to an increase in core deposits and time certificates of $249 million and $93 million, respectively. The other borrowings average balance decreased by $36 million primarily due to the payoff of a matured FHLB advance.

Provision for loan losses	15	11	4
The provision for loan losses for 2018 was primarily due to an increase in reserves for the consumer loan portfolio as a result of growth and increased net charge-offs. The provision for loan losses benefited from the release of reserves in the commercial, commercial real estate and HELOC loan portfolios as a result of improving credit trends. The provision for loan losses for 2017 was primarily due to an increase in reserves for the consumer loan portfolio as a result of growth and increased net charge-offs. The commercial and commercial real estate loan portfolios released reserves as a result of lower portfolio balances and improved credit trends.

Noninterest expense	176	175	1
Higher noninterest expense was primarily due to higher compensation and employee benefit costs partly offset by lower other noninterest expenses as a result of debit card interchange expenses for 2018 being netted against debit card interchange income within noninterest income.

Expenses	206	198	8	The increase in expenses was primarily due to increases in interest expense and higher provision for loan losses.
Operating income	108	100	8	Higher interest income was partly offset by lower noninterest income, higher provision for loan losses, higher interest expense and higher noninterest expenses.
Net income	83	67	16	The increase in net income was the result of higher operating income and lower income tax expense due to the Tax Act.
Return on average equity [1]	13.5%	11.2%	2.3%

•	2017 vs. 2016

(in millions)	2017	2016	Increase (decrease)	Primary reason(s)
Interest income	$236	$219	$17
Higher interest income was due to higher average earning asset balances and an increase in yields on earning assets. ASB’s average investment and mortgage-backed securities portfolio balance for 2017 increased by $345 million compared to the average balance in 2016 as ASB purchased investments with liquidity not used to fund the loan portfolio. The average loan portfolio balance for 2017 was $11 million lower than 2016 primarily due to a decrease in the average commercial loan portfolio balance of $112 million. The decrease was due to the strategic reduction of the national syndicated lending portfolio ($88 million decrease in average balance) and paydowns in the commercial portfolio. The average consumer, HELOC and commercial real estate loan balances increased by $56 million, $29 million and $15 million, respectively. The growth in these loan portfolios was consistent with ASB’s portfolio mix targets and loan growth strategy. The yield on earning assets increased 8 basis points as the increase in short-term interest rates during the year repriced the adjustable rate loans upward and increased the yields for the investment securities.

Noninterest income	62	67	(5)
Noninterest income was lower due to a decrease in mortgage banking income and lower fee income from other financial products. The lower mortgage banking income was due to lower residential loan production and ASB’s decision to portfolio a larger portion of the residential loan production.

Revenues	298	286	12	The increase in revenues was due to higher interest income, partly offset by lower noninterest income.
Interest expense	12	13	(1)
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

Noninterest expense	175	168	7	Higher noninterest expense was primarily due to higher compensation and employee benefit costs.
Expenses	198	198	—	Expenses were flat as higher noninterest expense was offset by lower interest expense and provision for loan losses.
Operating income	100	88	12	Higher interest income and lower provision for loan losses, partly offset by lower noninterest income and higher noninterest expenses.
Net income	67	57	10	The increase in net income was the result of higher operating income and lower income tax expense due to the Tax Act.
Return on average equity [1]	11.2%	9.9%	1.3%

[1]	Calculated using the average daily balances.
See Note 4 of the Consolidated Financial Statements for a discussion of guarantees and further information about ASB.

Average balance sheet and net interest margin.  The following table provides a summary of average balances, including major categories of interest-earning assets and interest-bearing liabilities:

	2018			2017			2016
(dollars in thousands)	Average balance	Interest[1] income/ expense	Yield/ rate (%)	Average balance	Interest[1] income/ expense	Yield/ rate (%)	Average balance	Interest[1] income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$50,658	$940	1.86	$79,927	$898	1.12	$75,092	$383	0.51
FHLB stock	9,726	351	3.60	10,770	208	1.93	11,153	191	1.72
Investment securities
Taxable	1,503,036	35,862	2.39	1,265,240	27,291	2.16	934,469	18,592	1.99
Non-taxable	17,485	771	4.41	15,427	655	4.24	717	28	3.87
Total investment securities	1,520,521	36,633	2.41	1,280,667	27,946	2.18	935,186	18,620	1.99
Loans
Residential 1-4 family	2,122,895	86,936	4.10	2,077,705	86,934	4.18	2,074,564	88,274	4.26
Commercial real estate	860,155	39,579	4.60	887,890	37,806	4.26	872,694	35,940	4.12
Home equity line of credit	944,065	34,634	3.67	889,360	30,001	3.37	859,955	28,249	3.28
Residential land	14,935	823	5.51	16,837	1,011	6.00	18,850	1,118	5.93
Commercial	579,765	26,689	4.60	631,170	27,405	4.34	743,586	29,743	4.00
Consumer	240,414	31,802	13.23	205,334	24,098	11.74	149,287	16,450	11.02
Total loans [2,3]	4,762,229	220,463	4.63	4,708,296	207,255	4.40	4,718,936	199,774	4.23
Total interest-earning assets	6,343,134	258,387	4.07	6,079,660	236,307	3.89	5,740,367	218,968	3.81
Allowance for loan losses	(53,593)			(55,629)			(54,338)
Noninterest-earning assets	606,304			546,523			507,850
Total Assets	$6,895,845			$6,570,554			$6,193,879
Liabilities and Shareholder’s Equity:
Savings	$2,334,681	1,639	0.07	$2,278,396	1,567	0.07	$2,117,186	1,402	0.07
Interest-bearing checking	1,006,839	706	0.07	902,678	238	0.03	839,339	173	0.02
Money market	140,225	602	0.43	142,068	168	0.12	160,700	202	0.13
Time certificates	789,926	11,044	1.40	696,799	7,687	1.10	565,135	5,390	0.95
Total interest-bearing deposits	4,271,671	13,991	0.33	4,019,941	9,660	0.24	3,682,360	7,167	0.19
Advances from Federal Home Loan Bank	41,855	845	2.02	79,374	2,245	2.83	101,597	3,160	3.11
Securities sold under agreements to repurchase	99,162	703	0.71	97,535	251	0.26	169,730	2,428	1.43
Total interest-bearing liabilities	4,412,688	15,539	0.35	4,196,850	12,156	0.29	3,953,687	12,755	0.32
Noninterest bearing liabilities:
Deposits	1,763,331			1,672,780			1,559,132
Other	108,976			102,789			102,302
Shareholder’s equity	610,850			598,135			578,758
Total Liabilities and Shareholder’s Equity	$6,895,845			$6,570,554			$6,193,879
Net interest income		$242,848			$224,151			$206,213
Net interest margin (%)[4]			3.83			3.69			3.59

[1]
Interest income includes taxable equivalent basis adjustments of $0.2 million for 2018 based upon a federal statutory tax rate of 21%, and $0.2 million and $0.01 million for 2017 and 2016, respectively, based upon a federal statutory rate of 35%.

[2]	Includes loans held for sale, at lower of cost or fair value, of $2.3 million, $7.4 million and $5.4 million as of December 31, 2018, 2017 and 2016, respectively.

[3]
Includes recognition of net deferred loan fees of $0.1 million, $1.7 million and $2.8 million for 2018, 2017 and 2016 respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

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

	2018 vs. 2017			2017 vs. 2016
(in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income
Interest-earning deposits	$455	$(413)	$42	$488	$27	$515
FHLB stock	165	(22)	143	24	(7)	17
Investment securities
Taxable	3,100	5,471	8,571	1,691	7,008	8,699
Non-taxable	27	89	116	3	624	627
Total investment securities	3,127	5,560	8,687	1,694	7,632	9,326
Loans
Residential 1-4 family	(1,768)	1,770	2	(1,488)	148	(1,340)
Commercial real estate	2,972	(1,199)	1,773	1,234	632	1,866
Home equity line of credit	2,740	1,893	4,633	781	971	1,752
Residential land	(79)	(109)	(188)	13	(120)	(107)
Commercial	1,587	(2,303)	(716)	2,395	(4,733)	(2,338)
Consumer	3,284	4,420	7,704	1,134	6,514	7,648
Total loans	8,736	4,472	13,208	4,069	3,412	7,481
Total increase in interest income	12,483	9,597	22,080	6,275	11,064	17,339
Interest expense
Savings	—	(72)	(72)	—	(165)	(165)
Interest-bearing checking	(431)	(37)	(468)	(56)	(9)	(65)
Money market	(436)	2	(434)	13	21	34
Time certificates	(2,253)	(1,104)	(3,357)	(928)	(1,369)	(2,297)
Advances from Federal Home Loan Bank	528	872	1,400	267	648	915
Securities sold under agreements to repurchase	(448)	(4)	(452)	1,433	744	2,177
Total decrease (increase) in interest expense	(3,040)	(343)	(3,383)	729	(130)	599
Increase in net interest income	$9,443	$9,254	$18,697	$7,004	$10,934	$17,938
Earning assets, costing liabilities, contingencies and other factors.  Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on costing liabilities. The interest rate environment has been impacted by disruptions in the financial markets over a period of several years. These conditions have begun to moderate with the interest rate increases in the past year resulting in an increase in ASB’s net interest income and net interest margin.
Loan originations and mortgage-backed securities are ASB’s primary earning assets.
Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. The following table sets forth the composition of ASB’s loans held for investment:

December 31	2018		2017		2016		2015		2014
(dollars in thousands)	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Real estate: [1]
Residential 1-4 family	$2,143,397	44.3	$2,118,047	45.3	$2,048,051	43.2	$2,069,665	44.8	$2,044,205	46.0
Commercial real estate	748,398	15.4	733,106	15.7	800,395	16.9	690,561	14.9	531,917	12.0
Home equity line of credit	978,237	20.2	913,052	19.6	863,163	18.2	846,294	18.3	818,815	18.4
Residential land	13,138	0.3	15,797	0.3	18,889	0.4	18,229	0.4	16,240	0.4
Commercial construction	92,264	1.9	108,273	2.3	126,768	2.7	100,796	2.2	96,438	2.2
Residential construction	14,307	0.3	14,910	0.3	16,080	0.3	14,089	0.3	18,961	0.4
Total real estate	3,989,741	82.4	3,903,185	83.5	3,873,346	81.7	3,739,634	80.9	3,526,576	79.4
Commercial	587,891	12.1	544,828	11.7	692,051	14.6	758,659	16.4	791,757	17.8
Consumer	266,002	5.5	223,564	4.8	178,222	3.7	123,775	2.7	122,656	2.8
Total loans	4,843,634	100.0	4,671,577	100.0	4,743,619	100.0	4,622,068	100.0	4,440,989	100.0
Less: Deferred fees and discounts	(613)		(809)		(4,926)		(6,249)		(6,338)
Allowance for loan losses	(52,119)		(53,637)		(55,533)		(50,038)		(45,618)
Total loans, net	$4,790,902		$4,617,131		$4,683,160		$4,565,781		$4,389,033

[1]	Includes renegotiated loans.
The increase in the loans balance in 2018 was primarily due to growth in the HELOC, consumer, commercial and residential 1-4 family loan portfolios, which were portfolios targeted in ASB’s loan growth strategy.
The decrease in the loans balance in 2017 was primarily due to decreases in the commercial, commercial real estate, and commercial construction loan portfolios, partly offset by growth in the residential 1-4 family, HELOC, and consumer loan portfolios. The decrease in the commercial loan portfolio was primarily due to the strategic reductions in the portfolio, including a $75 million reduction in ASB’s nationally syndicated loan portfolio. The decrease in the commercial real estate loan portfolio was primarily due to paydown of a large commercial real estate credit. The growth in the residential 1-4 family, HELOC and consumer loan portfolios were consistent with ASB’s loan growth strategy.
The increase in the loans balance in 2016 was primarily due to growth in the commercial real estate, consumer, commercial construction and HELOC loan portfolios as a result of demand for these loan types, partly offset by a decrease in the commercial and residential 1-4 family loan portfolios. The growth in the commercial real estate, consumer, commercial construction and HELOC loan portfolios was consistent with ASB’s loan growth strategy. The decrease in the commercial loan portfolio was due to the strategic reduction of ASB’s nationally syndicated loan portfolio by $93 million. The decrease in the residential loan portfolio was due to ASB’s decision to sell a portion of its loan production with low interest rates to control its interest rate risk.
The increase in the loans balance in 2015 was primarily due to growth in commercial real estate, HELOC and residential 1-4 family loan portfolios, partly offset by a decrease in the commercial loan portfolio. The growth in the commercial real estate, HELOC and residential loan portfolios was driven by demand for this loan type and was consistent with ASB’s loan growth strategy.

The following table summarizes loans held for investment based upon contractually scheduled principal payments allocated to the indicated maturity categories:

December 31	2018
Due	In 1 year or less	After 1 year through 5 years	After 5 years	Total
(in millions)
Commercial – Fixed	$66	$111	$23	$200
Commercial – Adjustable	157	213	18	388
Total commercial	223	324	41	588
Commercial construction – Fixed	—	—	—	—
Commercial construction – Adjustable	28	26	38	92
Total commercial construction	28	26	38	92
Residential construction – Fixed	14	—	—	14
Residential construction – Adjustable	—	—	—	—
Total residential construction	14	—	—	14
Total loans – Fixed	80	111	23	214
Total loans – Adjustable	185	239	56	480
Total loans	$265	$350	$79	$694
Home equity — key credit statistics. Attention has been given by regulators and rating agencies to the potential for increased exposure to credit losses associated with HELOCs that were originated during the period of rapid home price appreciation between 2003 and 2007 as they have reached the end of their 10-year, interest-only payment periods. Once the interest only payment period has ended, payments are reset to include principal repayments along with interest. ASB does not have a large exposure to HELOCs originated between 2003 and 2007. Nearly all of ASB’s HELOC originations prior to 2008 consisted of amortizing equity lines that have structured principal payments during the draw period. These older equity lines represent 2% of the HELOC portfolio and are included in the amortizing balances identified in the loan portfolio table below.

December 31	2018	2017
Outstanding balance of home equity loans (in thousands)	$978,237	$913,052
Percent of portfolio in first lien position	49.2%	48.0%
Net charge-off (recovery) ratio	0.01%	(0.03)%
Delinquency ratio	0.46%	0.28%

			End of draw period – interest only			Current
December 31, 2018	Total	Interest only	2019-2020	2021-2023	Thereafter	amortizing
Outstanding balance (in thousands)	$978,237	$740,431	$38,912	$133,819	$567,700	$237,806
% of total	100%	76%	4%	14%	58%	24%

                        The HELOC portfolio makes up 20% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable-rate term loan with a 20-year amortization period. This product type comprises 76% of the total HELOC portfolio and is the current product offering. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed-rate loan with level principal and interest payments. As of December 31, 2018, approximately 22% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option.
Loan portfolio risk elements.  When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. If delinquencies are not cured promptly, ASB normally commences a collection action, including foreclosure proceedings in the case of real estate secured loans. In a foreclosure action, the property collateralizing the delinquent debt is sold at a public auction in which ASB may participate as a bidder to protect its interest. If ASB is the successful bidder, the property is classified as real estate owned until it is sold. As of December 31, 2018 and 2017, ASB had $0.4 million and $0.1 million, respectively, of real estate acquired in settlement of loans.
In addition to delinquent loans, other significant lending risk elements include: (1) loans which accrue interest and are 90 days or more past due as to principal or interest, (2) loans accounted for on a nonaccrual basis (nonaccrual loans), and (3) loans on which various concessions are made with respect to interest rate, maturity, or other terms due to the inability of the borrower to service the obligation under the original terms of the agreement (troubled debt restructured loans). ASB loans that were 90 days or more past due on which interest was being accrued as of December 31, 2018, 2017, 2016, 2015 and 2014 were immaterial or nil. The following table sets forth certain information with respect to nonaccrual and troubled debt restructured (TDR) loans:

December 31	2018	2017	2016	2015	2014
(dollars in thousands)
Nonaccrual loans—
Real estate:
Residential 1-4 family	$12,037	$12,598	$11,154	$20,554	$19,253
Commercial real estate	—	—	223	1,188	5,112
Home equity line of credit	6,348	4,466	3,080	2,254	1,087
Residential land	436	841	878	970	720
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Total real estate	18,821	17,905	15,335	24,966	26,172
Commercial	4,278	3,069	6,708	20,174	10,053
Consumer	4,196	2,617	1,282	895	661
Total nonaccrual loans	$27,295	$23,591	$23,325	$46,035	$36,886
Troubled debt restructured loans not included above—
Real estate:
Residential 1-4 family	$10,194	$10,982	$14,450	$13,962	$13,525
Commercial real estate	915	1,016	1,346	—	—
Home equity line of credit	11,597	6,584	4,934	2,467	480
Residential land	1,622	425	2,751	4,713	7,130
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Total real estate	24,328	19,007	23,481	21,142	21,135
Commercial	1,527	1,741	14,146	1,104	2,972
Consumer	62	66	10	—	—
Total troubled debt restructured loans	$25,917	$20,814	$37,637	$22,246	$24,107
In 2018, nonaccrual loans increased $3.7 million primarily due to increases in HELOC, consumer, and commercial nonaccrual loans of $1.9 million, $1.6 million and $1.2 million, respectively. ASB evaluates a restructured loan transaction to determine if the borrower is in financial difficulty and if the restructured terms are considered concessions—typically terms that are out of market, beyond normal or reasonable standards, or otherwise not available to a non-troubled borrower in the normal marketplace. A loan classified as TDR must meet both criteria of financial difficulty and concession. Accruing TDR loans increased by $5.1 million primarily due to a $5.0 million increase in HELOC loans classified as TDR.
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

(dollars in millions)	Year ended December 31, 2018
Gross amount of interest income that would have been recorded if the loans had been current in accordance with original contractual terms, and had been outstanding throughout the period or since origination, if held for only part of the period [1]	$2
Interest income actually recognized	1
Total interest income foregone	$1

[1]	Based on the contractual rate that was being charged at the time the loan was restructured or placed on nonaccrual status.

See “Allowance for loan losses” in Note 4 of the Consolidated Financial Statements for information with respect to nonperforming assets.

Allowance for loan losses.  See “Allowance for loan losses” in Note 4 of the Consolidated Financial Statements for the tables which sets forth the allocation of ASB’s allowance for loan losses.
The following table presents the changes in the allowance for loan losses:

(dollars in thousands)	2018	2017	2016	2015	2014
Allowance for loan losses, January 1	$53,637	$55,533	$50,038	$45,618	$40,116
Provision for loan losses	14,745	10,901	16,763	6,275	6,126
Charge-offs
Real estate:
Residential 1-4 family	128	826	639	356	987
Commercial real estate	—	—	—	—	—
Home equity line of credit	353	14	112	205	196
Residential land	18	210	138	—	81
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Total real estate	499	1,050	889	561	1,264
Commercial	2,722	4,006	5,943	1,074	1,872
Consumer	17,296	11,757	7,413	4,791	2,414
Total charge-offs	20,517	16,813	14,245	6,426	5,550
Recoveries
Real estate:
Residential 1-4 family	74	157	421	226	1,180
Commercial real estate	—	—	—	—	—
Home equity line of credit	257	308	59	80	752
Residential land	179	482	461	507	469
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Total real estate	510	947	941	813	2,401
Commercial	2,136	1,852	1,093	2,773	1,636
Consumer	1,608	1,217	943	985	889
Total recoveries	4,254	4,016	2,977	4,571	4,926
Net charge-offs	16,263	12,797	11,268	1,855	624
Allowance for loan losses, December 31	$52,119	$53,637	$55,533	$50,038	$45,618
Ratio of allowance for loan losses to loans held for investment	1.08%	1.15%	1.17%	1.08%	1.03%
Ratio of provision for loan losses during the year to average total loans	0.31%	0.23%	0.36%	0.14%	0.14%
Ratio of net charge-offs during the year to average total loans	0.34%	0.27%	0.24%	0.04%	0.01%

The following table sets forth the allocation of ASB’s allowance for loan losses and the percentage of loans in each category to total loans:

December 31	2018			2017			2016
(dollars in thousands)	Allow-ance balance	Allowance to loan receivable %	Loan receivable % of total	Allow-ance balance	Allowance to loan receivable %	Loan receivable % of total	Allow-ance balance	Allowance to loan receivable %	Loan receivable % of total
Real estate:
Residential 1-4 family	$1,976	0.09	44.3	$2,902	0.14	45.3	$2,873	0.14	43.2
Commercial real estate	14,505	1.94	15.4	15,796	2.15	15.7	16,004	2.00	16.9
Home equity line of credit	6,371	0.65	20.2	7,522	0.82	19.6	5,039	0.58	18.2
Residential land	479	3.65	0.3	896	5.67	0.3	1,738	9.20	0.4
Commercial construction	2,790	3.02	1.9	4,671	4.31	2.3	6,449	5.09	2.7
Residential construction	4	0.03	0.3	12	0.08	0.3	12	0.07	0.3
Total real estate	26,125	0.65	82.4	31,799	0.81	83.5	32,115	0.83	81.7
Commercial	9,225	1.57	12.1	10,851	1.99	11.7	16,618	2.40	14.6
Consumer	16,769	6.30	5.5	10,987	4.91	4.8	6,800	3.82	3.7
Total allowance for loan losses	$52,119	1.08	100.0	$53,637	1.15	100.0	$55,533	1.17	100.0

December 31	2015			2014
(dollars in thousands)	Allowance balance	Allowance to loan receivable %	Loan receivable % of total	Allowance balance	Allowance to loan receivable %	Loan receivable % of total
Real estate:
Residential 1-4 family	$4,186	0.20	44.8	$4,662	0.23	46.0
Commercial real estate	11,342	1.64	14.9	8,954	1.68	12.0
Home equity line of credit	7,260	0.86	18.3	6,982	0.85	18.4
Residential land	1,671	9.17	0.4	1,875	11.55	0.4
Commercial construction	4,461	4.43	2.2	5,471	5.67	2.2
Residential construction	13	0.09	0.3	28	0.15	0.4
Total real estate	28,933	0.77	80.9	27,972	0.79	79.4
Commercial	17,208	2.27	16.4	14,017	1.77	17.8
Consumer	3,897	3.15	2.7	3,629	2.96	2.8
Total allowance for loan losses	$50,038	1.08	100.0	$45,618	1.03	100.0
In 2018, ASB’s allowance for loan losses decreased by $1.5 million primarily due to lower loan loss reserves required for the commercial, commercial construction, commercial real estate and HELOC loan portfolios as a result of improving credit trends, partly offset by additional loan loss reserves for the consumer loan portfolio. Total delinquencies of $26.0 million at December 31, 2018 was an increase of $2.4 million compared to total delinquencies of $23.6 million at December 31, 2017 primarily due to increases in delinquent consumer, HELOC and residential 1-4 family loans, partly offset by decreases in delinquent commercial loans. The ratio of delinquent loans to total loans increased slightly from 0.51% of total outstanding loans at December 31, 2017 to 0.54% of total outstanding loans at December 31, 2018. Net charge-offs for 2018 were $16.3 million, an increase of $3.5 million compared to $12.8 million at December 31, 2017 primarily due to an increase in consumer loan portfolio charge-offs as a result of ASB’s strategic expansion of its unsecured consumer loan portfolio product offering with risk-based pricing. ASB’s provision for loan losses was $14.7 million, an increase of $3.8 million compared to the provision for loan losses of $10.9 million for 2017. The increase was due to additional reserves for the consumer loan portfolio, partly offset by lower reserves required for the commercial, commercial construction, commercial real estate and HELOC loan portfolios as result of improved credit quality in those loan portfolios.
In 2017, ASB’s allowance for loan losses decreased by $1.9 million primarily due to lower loan loss reserves required for the commercial, commercial construction, and commercial real estate loan portfolios as a result of a decrease in the portfolio balances and improving credit trends, partly offset by additional loan loss reserves for the consumer and HELOC loan portfolios. Total delinquencies of $23.6 million at December 31, 2017 was a slight increase of $0.5 million compared to total delinquencies of $23.1 million at December 31, 2016 primarily due to increases in delinquent commercial and consumer loans, offset by decreases in delinquent residential 1-4 family and commercial real estate loans. The ratio of delinquent loans to total loans increased slightly from 0.49% of total loans outstanding at December 31, 2016 to 0.51% of total loans outstanding at

December 31, 2017. Net charge-offs for 2017 were $12.8 million, an increase of $1.5 million compared to $11.3 million for 2016 primarily due to an increase in consumer loan portfolio charge-offs as a result of the strategic expansion of ASB’s unsecured consumer loan product offering with risk-based pricing. ASB’s provision for loan losses was $10.9 million, a decrease of $5.9 million compared to the provision for loan losses of $16.8 million for 2016. The decrease was primarily due to the release of reserves for commercial real estate and commercial loan portfolios due to lower outstanding balances and improved credit quality, partly offset by an increase in loss reserves for the consumer loan portfolio.
In 2016, ASB’s allowance for loan losses increased by $5.5 million primarily due to growth in the commercial real estate and consumer loan portfolios and increases in reserves for the commercial real estate and unsecured consumer loan portfolios. Total delinquencies of $23.1 million at December 31, 2016 was $3.0 million lower than total delinquencies of $26.1 million at December 31, 2015 primarily due to the movement of $6 million of residential loans to held-for-sale. The ratio of delinquent loans to total loans decreased from 0.57% of total loans outstanding at December 31, 2015 to 0.49% of total loans outstanding at December 31, 2016. Net charge-offs for 2016 were $11.3 million, an increase of $9.4 million compared to $1.9 million for 2015 primarily due to charge-offs of specific commercial loans and an increase in consumer loan charge-offs as a result of the strategic expansion of ASB’s unsecured consumer loan product offering with risk-based pricing. ASB’s provision for loan losses was $16.8 million for 2016, an increase of $10.5 million compared to the provision for loan losses of $6.3 million for 2015. The increase in provision for loan losses was driven by growth in the commercial real estate and consumer loan portfolios as well as specific reserves for a few commercial loans.
In 2015, ASB’s allowance for loan losses increased by $4.4 million primarily due to growth in the commercial real estate loan portfolio ($159 million or 29.8% growth in outstanding balances) and increases in reserves for commercial loans. Overall loan quality remained strong as total delinquencies of $26.1 million at December 31, 2015 was a slight increase of $0.6 million compared to total delinquencies of $25.5 million at December 31, 2014 primarily due to an increase in delinquent consumer loans. The ratio of delinquent loans to total loans decreased slightly from 0.58% of total loans outstanding at December 31, 2014 to 0.57% of total loans outstanding at December 31, 2015. Net charge-offs for 2015 were $1.9 million, an increase of $1.3 million compared to $0.6 million for 2014 primarily due to an increase in consumer loan charge-offs as result of the strategic expansion of ASB’s unsecured consumer loan product offering with risk-based pricing. ASB’s provision for loan losses was $6.3 million for 2015, an increase of $0.2 million compared to the provision for loan losses of $6.1 million for 2014.
Investment securities.  ASB’s investment portfolio was comprised as follows:

December 31	2018		2017		2016
(dollars in thousands)	Balance	% of total	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$154,349	10%	$184,298	13%	$192,281	18%
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,303,291	85	1,245,988	86	897,474	81
Corporate bonds	49,132	3	—	—	—	—
Mortgage revenue bonds	23,636	2	15,427	1	15,427	1
Total investment securities	$1,530,408	100%	$1,445,713	100%	$1,105,182	100%
 Currently, ASB’s investment portfolio consists of U.S. Treasury and federal agency obligations, mortgage-backed securities, corporate bonds and mortgage revenue bonds. ASB owns mortgage-backed securities issued or guaranteed by the U.S. government agencies or sponsored agencies, including the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), Government National Mortgage Association (GNMA) and Small Business Administration (SBA). The weighted-average yield on investments during 2018, 2017 and 2016 was 2.41%, 2.18% and 1.99%, respectively. ASB did not maintain a portfolio of securities held for trading during 2018, 2017 and 2016.
As of December 31, 2018 and 2017, ASB had $141.9 million and $44.5 million, respectively, of investment securities that were purchased and classified as held-to-maturity. There were no investment securities classified as held-to-maturity as of December 31, 2016. The investment securities were classified as held-to-maturity to enhance the bank’s capital management in a rising rate environment. ASB considers the held-to-maturity classification of these investment securities to be appropriate as ASB has the positive intent and ability to hold these securities to maturity.
Principal and interest on mortgage-backed securities issued by FNMA, FHLMC, GNMA and SBA are guaranteed by the issuer and, in the case of GNMA and SBA, backed by the full faith and credit of the U.S. government. U.S. Treasury securities are also backed by the full faith of the U.S. government. The increase in investment securities was due to the purchase of agency mortgage-backed and credit securities, corporate bonds, and a mortgage revenue bond with excess liquidity.
The net unrealized losses on ASB’s investment securities were primarily caused by movements in interest rates. All contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Based upon ASB’s evaluation at December 31, 2018, 2017, and 2016 there was no indicated impairment as ASB expects to collect the contractual cash flows for these investments. See “Investment securities” in Note 1 of the Consolidated Financial Statements for a discussion of securities impairment assessment.
As of December 31, 2018, 2017, and 2016, ASB did not have any private-issue mortgage-backed securities. ASB does not have any exposure to securities backed by subprime mortgages. See “Investment securities” in Note 4 of the Consolidated Financial Statements for a discussion of other-than-temporarily impaired securities.
The following table summarizes the current amortized cost of ASB’s investment portfolio (excluding stock of the FHLB of Des Moines, which has no contractual maturity) and weighted average yields as of December 31, 2018. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

(dollars in millions)	In 1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Mortgage-backed securities	Total[1]
U.S. Treasury and federal agency obligations	$20	$78	$59	$—	$—	$157
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	—	—	—	—	1,334	1,334
Corporate bonds	—	32	18	—	—	50
Mortgage revenue bonds[2]	—	8	—	15	—	23
	$20	$118	$77	$15	$1,334	$1,564
Weighted average yield	1.52%	2.60%	2.67%	4.68%	2.50%	2.53%

[1]	As of December 31, 2018, no investment exceeded 10% of ASB’s shareholder’s equity.

[2]	Weighted average yield on the mortgage revenue bonds is computed on a tax equivalent basis using a federal statutory tax rate of 21%.

Stock in FHLB. As of December 31, 2018, 2017 and 2016, ASB’s stock in FHLB of Des Moines ($10 million, $10 million and $11 million, respectively) was carried at cost because it can only be redeemed at par. The amount that ASB is required to invest in FHLB stock is determined by FHLB requirements. In 2018, 2017 and 2016, ASB received cash dividends of $350,000, $208,000 and $191,000, respectively, on its FHLB Stock.
Deposits and other borrowings.  As of December 31, 2018 ASB’s costing liabilities consisted of 98% deposits and 2% other borrowings, compared to costing liabilities of 97% deposits and 3% other borrowings as of December 31, 2017.
ASB’s deposits are obtained primarily from residents of Hawaii. Net deposit inflow or outflow, measured as the year-over-year difference in year-end deposits, was an inflow of $268 million in 2018, compared to an inflow of $342 million in 2017 and $524 million in 2016.
The following table presents the average deposits and average rates by type of deposit. Average balances have been calculated using the average daily balances.

Years ended December 31	2018			2017			2016
(dollars in thousands)	Average balance	% of total interest-bearing deposits	Weighted average rate %	Average balance	% of total interest-bearing deposits	Weighted average rate %	Average balance	% of total interest-bearing deposits	Weighted average rate %
Interest-bearing deposit liabilities
Savings	$2,334,681	54.6%	0.07%	$2,278,396	56.7%	0.07%	$2,117,186	57.5%	0.07%
Checking	1,006,839	23.6	0.07	902,678	22.5	0.03	839,339	22.8	0.02
Money market	140,225	3.3	0.43	142,068	3.5	0.12	160,700	4.4	0.13
Certificate	789,926	18.5	1.40	696,799	17.3	1.10	565,135	15.3	0.95
Total interest-bearing deposit liabilities	$4,271,671	100.0%	0.33%	$4,019,941	100.0%	0.24%	$3,682,360	100.0%	0.19%
Total noninterest-bearing demand deposit liabilities	1,763,331			1,672,780			1,559,132
Total deposit liabilities	$6,035,002			$5,692,721			$5,241,492

The following table presents the amount of time certificates of deposit of $100,000 or more, segregated by time remaining until maturity:

(in thousands)	Amount
Three months or less	$237,347
Greater than three months through six months	84,572
Greater than six months through twelve months	41,447
Greater than twelve months	136,861
$500,227
Other borrowings consist of advances from the FHLB and securities sold under agreements to repurchases. See “Other borrowings” in Note 4 of the Consolidated Financial Statements. ASB may obtain advances from the FHLB of Des Moines provided that certain standards related to creditworthiness have been met. Advances are collateralized by a blanket pledge of certain notes held by ASB and the mortgages securing them. To the extent that advances exceed the amount of mortgage loan collateral pledged to the FHLB of Des Moines, the excess must be covered by qualified marketable securities held under the control of and at the FHLB of Des Moines or at an approved third-party custodian. FHLB advances generally are available to meet seasonal and other withdrawals of deposit accounts, to expand lending and to assist in the effort to improve asset and liability management. FHLB advances are made pursuant to several different credit programs offered from time to time by the FHLB of Des Moines. Securities sold under agreements to repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the consolidated balance sheets. ASB pledges investment securities as collateral for securities sold under agreements to repurchase. All such agreements are subject to master netting arrangements, which provide for conditional right of set-off in case of default by either party; however, ASB presents securities sold under agreements to repurchase on a gross basis in the balance sheet.
The decrease in other borrowings in 2018 was due to the payoff of a maturing FHLB advance and a decrease in business repurchase agreements.
The decrease in other borrowings in 2017 was due to the payoff of a maturing FHLB advance, offset by an increase in business repurchase agreements. The decrease in other borrowings in 2016 was due to a decrease in public and business repurchase agreements and the maturity of a repurchase agreement with a broker/dealer.
As of December 31, 2018, the unused borrowing capacity with the FHLB of Des Moines was $2.0 billion. The FHLB of Des Moines continues to be an important source of liquidity for ASB.
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
As of December 31, 2018, ASB had an unrealized loss, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $24.4 million compared to an unrealized loss, net of taxes, of $15.0 million as of December 31, 2017. See “Quantitative and Qualitative Disclosures About Market Risk.”
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
Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).  Regulation of the financial services industry, including regulation of HEI, ASB Hawaii and ASB, has changed and will continue to change as a result of the enactment of the Dodd-Frank Act, which became law in July 2010. Importantly for HEI, ASB Hawaii and ASB, under the Dodd-Frank Act all of the functions of the OTS transferred on July 21, 2011 to the OCC, the FDIC, the FRB and the Consumer Financial Protection Bureau (Bureau). Supervision and regulation of HEI and ASB Hawaii, as thrift holding companies, moved to the FRB, and supervision and regulation of ASB, as a federally chartered savings bank, moved to the OCC. While the laws and regulations applicable to HEI and ASB did not generally change, the applicable laws and regulations are being interpreted, and new and amended regulations may be adopted, by the FRB, the OCC and the Bureau. In addition, HEI will continue to be required to serve as a source of strength to ASB in the event of its financial distress. The Dodd-Frank Act also imposed new restrictions on the ability of a savings bank to pay dividends should it fail to remain a qualified thrift lender. At all times during 2018, ASB was a qualified thrift lender.

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
The final rule was effective January 1, 2015 for ASB. As of December 31, 2018, ASB met the new capital requirements with a Common equity Tier-1 ratio of 12.8%, a Tier-1 capital ratio of 12.8%, a Total capital ratio of 13.9% and a Tier-1 leverage ratio of 8.7%.
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

Liquidity and capital resources.

December 31	2018	% change	2017	% change
(dollars in millions)
Total assets	$7,028	3	$6,799	6
Investment securities	1,530	6	1,446	31
Loans held for investment, net	4,791	4	4,617	(1)
Deposit liabilities	6,159	5	5,891	6
Other bank borrowings	110	(42)	191	(1)
As of December 31, 2018, ASB was one of Hawaii’s largest financial institutions based on assets of $7.0 billion and deposits of $6.2 billion.
ASB’s principal sources of liquidity are customer deposits, borrowings and the maturity and repayment of portfolio loans and securities. ASB’s deposits as of December 31, 2018 were $268 million higher than December 31, 2017. ASB’s principal sources of borrowings are advances from the FHLB and securities sold under agreements to repurchase from broker/dealers and commercial account holders. As of December 31, 2018, FHLB borrowings totaled $45 million, representing 0.6% of assets. ASB is approved to borrow from the FHLB up to 35% of ASB’s assets to the extent it provides qualifying collateral and holds sufficient FHLB stock. As of December 31, 2018, ASB’s unused FHLB borrowing capacity was approximately $2.0 billion. As of December 31, 2018, securities sold under agreements to repurchase totaled $65 million, representing 0.9% of assets. ASB utilizes deposits, advances from the FHLB and securities sold under agreements to repurchase to fund maturing and withdrawn deposits, repay maturing borrowings, fund existing and future loans and purchase investment and mortgage-backed securities. As of December 31, 2018, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.9 billion, of which, commitments to lend to borrowers whose loan terms have been modified in troubled debt restructurings were nil. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
As of December 31, 2018 and 2017, ASB had $27.3 million and $23.6 million of loans on nonaccrual status, respectively, or 0.6% and 0.5% of net loans outstanding, respectively. As of December 31, 2018 and 2017, ASB had $0.4 million and $0.1 million, respectively, of real estate acquired in settlement of loans.
In 2018, operating activities provided cash of $123 million. Net cash of $368 million was used by investing activities primarily due to purchases of available-for-sale investment securities of $224 million, net increase in loans receivable of $189 million, purchases of held-to-maturity investment securities of $103 million, capital expenditures of $73 million and contributions to low-income housing investments of $14 million, partly offset by receipt of repayments from available-for-sale investment securities of $219 million, proceeds from the sale of commercial loans of $7 million, repayments from held-to-maturity investment securities of $6 million and proceeds from the redemption of bank owned life insurance of $3 million. Financing activities provided net cash of $137 million primarily due to a net increase in deposits of $166 million, proceeds from FHLB advances of $696 million and a net increase in retail repurchase agreements of $27 million, partly offset by principal payments on FHLB advances of $701 million and common stock dividends to HEI (through ASB Hawaii) of $50 million.
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2018, ASB was well-capitalized (see Note 4 of the Consolidated Financial Statements for ASB’s capital ratios).
For a discussion of ASB dividends, see “Common stock equity” in Note 4 of the Consolidated Financial Statements.
See “Commitments” and “Contingency” in Note 4 of the Consolidated Financial Statements for a discussion of commitments and contingencies and off-balance sheet arrangements.
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
ASB disaggregates the loan portfolio into loan segments for purposes of determining the allowance for loan losses. Commercial, commercial real estate, and commercial construction loans are defined as non-homogeneous loans. ASB utilizes a risk rating system for evaluating the credit quality of such loans. Loans are rated based on the degree of risk at origination and periodically thereafter, as appropriate. Values are applied separately to the probability of default (borrower risk) and loss given default (transaction risk). ASB utilizes a numerical-based, risk rating “PD Model” that takes into consideration fiscal year-end financial information of the borrower and identified financial attributes including retained earnings, operating cash flows, interest coverage, liquidity and leverage that demonstrate a strong correlation with default to assign default probabilities at the borrower level. In addition, a loss given default value is assigned to each loan to measure loss in the event of default based on loan specific features such as collateral that mitigates the amount of loss in the event of default. Together the PD Model and loss given default construct provide a quantitative, data driven and consistent framework for measuring risk within the portfolio, on a loan by loan basis and for the ultimate collectability of each loan.
Residential, consumer and credit scored business loans are considered homogeneous loans, which are typically underwritten based on common, uniform standards. For the homogeneous portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. ASB supplements performance data with external credit bureau data and credit scores such as the Fair Isaac Corporation (FICO) score on a quarterly basis. ASB has built portfolio loss models for each major segment based on the combination of internal and external data to predict the probability of default at the loan level.
ASB also considers qualitative factors in determining the allowance for loan losses. These include but are not limited to adjustments for changes in policies and procedures in underwriting, monitoring or collections, economic conditions, portfolio mix, lending and risk management personnel, results of internal audit and quality control reviews, collateral values and any concentrations of credit.
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
ASB classifies its financial assets and liabilities that are measured at fair value in accordance with the three-level valuation hierarchy. Level 1 valuations are based on quoted prices, unadjusted for identical instruments traded in active markets. Level 2 valuations are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active or model-based techniques for which all significant assumptions are observable in the market. Level 3 valuations are based on model-based techniques that use at least one significant assumption not observable in the market or significant management judgment or estimation. See “Fair value measurements” in Note 1 of the Consolidated Financial Statements).
Significant assets measured at fair value on a recurring basis include ASB’s mortgage-backed securities available for sale. These instruments are priced using an external pricing service and are classified as Level 2 within the fair value hierarchy. The third-party pricing services use a variety of methods to determine fair value including quoted prices for similar securities in an active market, yield spreads for similar trades, adjustments for liquidity, size, collateral characteristics, historic and generic prepayment speeds and other observable market factors. To enhance the robustness of the pricing process, ASB compares its standard third-party vendor’s price with that of another third-party vendor. If the prices are within an acceptable tolerance range, the price of the standard vendor will be accepted. If the variance is beyond the tolerance range, an evaluation will be conducted by the investment manager and a challenge to the price may be made. Fair value in such cases will be based on the value that best reflects the data and observable characteristics of the security. In all cases, the fair value used will have been independently determined by a third-party pricing vendor or non-affiliated broker.
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include mortgage servicing rights accounted for by the amortization method, loan impairments for certain loans, real estate acquired in settlement of loans and goodwill.
See “Investment securities” and “Derivative financial instruments” in Note 4 and Note 15 of the Consolidated Financial Statements for additional information regarding ASB’s fair value measurements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
HEI and Hawaiian Electric (in the case of Hawaiian Electric, only the information related to Hawaiian Electric and its subsidiaries is applicable):
The Company manages various market risks in the ordinary course of business, including credit risk and liquidity risk. The Company believes the electric utility and the “other” segment’s exposures to these two risks were not material as of December 31, 2018.
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
The Utilities are exposed to some commodity price risk primarily related to their fuel supply and IPP contracts. The Utilities’ commodity price risk is substantially mitigated so long as they have their current ECAC/ECRCs in their rate schedules. The Utilities currently have no hedges against its commodity price risk.
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
ASB’s Asset/Liability Management Committee (ALCO), whose voting members are officers and employees of ASB, is responsible for managing interest rate risk and carrying out the overall asset/liability management objectives and activities of ASB as approved by the ASB Board Risk Committee. ALCO establishes policies under which management monitors and coordinates ASB’s assets and liabilities.
See Note 4 of the Consolidated Financial Statements for a discussion of the use of rate lock commitments on loans held for sale and forward sale contracts to manage some interest rate risk associated with ASB’s residential loan sale program.
Management of ASB measures interest-rate risk using simulation analysis with an emphasis on measuring changes in net interest income (NII) and the market value of interest-sensitive assets and liabilities in different interest-rate environments. The simulation analysis is performed using a dedicated asset/liability management software system enhanced with a mortgage prepayment model and a collateralized mortgage obligation database. The simulation software is capable of generating scenario-specific cash flows for all instruments using the specified contractual information for each instrument and product specific prepayment assumptions for mortgage loans and mortgage-backed securities.
NII sensitivity analysis measures the change in ASB’s twelve-month, pretax NII in alternate interest rate scenarios. NII sensitivity is measured as the change in NII in the alternate interest-rate scenarios as a percentage of the base case NII. The base case interest-rate scenario is established using the current yield curve and assumes interest rates remain constant over the next twelve months. The alternate scenarios are created by assuming “rate ramps” or gradual interest changes and accomplished by moving the yield curve in a parallel fashion, over the next twelve-month period, in increments of +/- 100 basis points. The simulation model forecasts scenario-specific principal and interest cash flows for the interest-bearing assets and liabilities, and the NII is calculated for each scenario. Key balance sheet modeling assumptions used in the NII sensitivity analysis include: the size of the balance sheet remains relatively constant over the simulation horizon and maturing assets or liabilities are reinvested in similar instruments in order to maintain the current mix of the balance sheet. In addition, assumptions are made about the prepayment behavior of mortgage-backed assets, future pricing spreads for new assets and liabilities and the speed and magnitude with which deposit rates change in response to changes in the overall level of interest rates. Other NII sensitivity analysis may include scenarios such as yield curve twists or non-static balance sheet changes (such as changes to key balance sheet drivers).
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
ASB’s interest-rate risk sensitivity measures as of December 31, 2018 and 2017 constitute “forward-looking statements” and were as follows:

	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
Change in interest rates (basis points)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
+300	2.5%	3.0%	10.0%	(8.0)%
+200	1.9	2.4	8.1	(4.0)
+100	1.1	1.6	5.1	(0.6)
-100	(2.3)	(2.7)	(11.0)	(6.0)

The NII profile under the rising interest rate scenarios was less asset sensitive for all rate increases as of December 31, 2018 compared to December 31, 2017. NII asset sensitivity has been slowly decreasing as rising rates have slowed prepayment expectations, reducing the amount of the fixed-rate mortgage and mortgage-backed investment portfolios available to reprice in rising rate scenarios. In addition, the fixed-rate portion of the HELOC portfolio grew, further reducing the amount available to reprice in rising rate scenarios.

ASB’s base EVE increased to $1.49 billion as of December 31, 2018 compared to $1.18 billion as of December 31, 2017, due to the growth and mix of the balance sheet and longer duration of core deposits. Growth in the investment and loan portfolios was funded primarily with core deposits.
In the third quarter of 2018, ASB’s biennial core deposit study was conducted by a third party as part of its regular process. As a result of the study, the duration of ASB’s core deposits extended compared to ASB’s core deposit duration at December 31, 2017. This had the effect of improving our base EVE and increasing EVE sensitivity.
EVE sensitivity shifted from liability to asset sensitive as of December 31, 2018, primarily due to core deposit study enhancements leading to a higher retention rate and longer duration. The extension of core deposit duration provides greater capacity for hedging long duration assets. Although market rate increases have been slowing prepayments and extending duration in the residential loan and mortgage-backed investment portfolios, the longer duration of core deposits mitigates this exposure.
The computation of the prospective effects of hypothetical interest rate changes on the NII sensitivity and the percentage change in EVE is based on numerous assumptions, including relative levels of market interest rates, loan prepayments, balance changes and pricing strategies, and should not be relied upon as indicative of actual results. To the extent market conditions and other factors vary from the assumptions used in the simulation analysis, actual results may differ materially from the simulation results. Furthermore, NII sensitivity analysis measures the change in ASB’s twelve-month, pretax NII in alternate interest rate scenarios, and is intended to help management identify potential exposures in ASB’s current balance sheet and formulate appropriate strategies for managing interest rate risk. The simulation does not contemplate any actions that ASB management might undertake in response to changes in interest rates. Further, the changes in NII vary in the twelve-month simulation period and are not necessarily evenly distributed over the period. These analyses are for analytical purposes only and do not represent management’s views of future market movements, the level of future earnings, or the timing of any changes in earnings within the twelve-month analysis horizon. The actual impact of changes in interest rates on NII will depend on the magnitude and speed with which rates change, actual changes in ASB’s balance sheet, and management’s responses to the changes in interest rates.

Other than bank interest rate risk
The Company’s general policy is to manage “other than bank” interest rate risk through use of a combination of short-term debt, long-term debt and preferred securities. As of December 31, 2018, the Company was exposed to “other than bank” interest rate risk because of its periodic borrowing requirements, the impact of interest rates on the discount rate and the market value of plan assets used to determine retirement benefits expenses and obligations (see “Pension and other postretirement benefits obligations” in HEI’s MD&A and “Retirement benefits” in Notes 1 and 9 of the Consolidated Financial Statements) and the possible effect of interest rates on the electric utilities’ allowed rates of return. Other than these exposures, management believes its exposure to “other than bank” interest rate risk is not material. The Company’s long-term debt, in the form of borrowings of proceeds of revenue bonds, privately-placed senior notes and bank term loans, is at fixed rates (see Note 15 of the Consolidated Financial Statements for the fair value of long-term debt, net-other than bank).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEI and Hawaiian Electric:

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Hawaiian Electric Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for the years ended December 31, 2018 and 2017, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
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
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ Deloitte & Touche LLP
Honolulu, Hawaii
February 28, 2019
We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Hawaiian Electric Industries, Inc.

In our opinion, the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2016 present fairly, in all material respects, the results of operations and cash flows of Hawaiian Electric Industries, Inc. and its subsidiaries for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) for the year ended December 31, 2016 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 24, 2017

Report of Independent Registered Public Accounting Firm
To the Shareholder and the Board of Directors of Hawaiian Electric Company, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets and statements of capitalization of Hawaiian Electric Company, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in common stock equity, and cash flows, for the years ended December 31, 2018 and 2017, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Honolulu, Hawaii
February 28, 2019
We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of
Hawaiian Electric Company, Inc.

In our opinion, the consolidated statements of income, comprehensive income, changes in common stock equity, and cash flows for the year ended December 31, 2016 present fairly, in all material respects, the results of operations and cash flows of Hawaiian Electric Company, Inc. and its subsidiaries for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the year ended December 31, 2016 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 24, 2017

Consolidated Statements of Income
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2018	2017	2016
(in thousands, except per share amounts)
Revenues
Electric utility	$2,546,525	$2,257,566	$2,094,368
Bank	314,275	297,640	285,924
Other	49	419	362
Total revenues	2,860,849	2,555,625	2,380,654
Expenses
Electric utility	2,304,864	1,994,042	1,804,298
Bank	206,040	198,104	197,697
Other	16,589	17,246	22,821
Total expenses	2,527,493	2,209,392	2,024,816
Operating income (loss)
Electric utility	241,661	263,524	290,070
Bank	108,235	99,536	88,227
Other	(16,540)	(16,827)	(22,459)
Total operating income	333,356	346,233	355,838
Merger termination fee	—	—	90,000
Retirement defined benefits expense—other than service costs	(5,962)	(7,942)	(7,663)
Interest expense, net – other than on deposit liabilities and other bank borrowings	(88,677)	(78,972)	(75,803)
Allowance for borrowed funds used during construction	4,867	4,778	3,144
Allowance for equity funds used during construction	10,877	12,483	8,325
Income before income taxes	254,461	276,580	373,841
Income taxes	50,797	109,393	123,695
Net income	203,664	167,187	250,146
Preferred stock dividends of subsidiaries	1,890	1,890	1,890
Net income for common stock	$201,774	$165,297	$248,256
Basic earnings per common share	$1.85	$1.52	$2.30
Diluted earnings per common share	$1.85	$1.52	$2.29
Weighted-average number of common shares outstanding	108,855	108,749	108,102
Net effect of potentially dilutive shares	291	184	207
Weighted-average shares assuming dilution	109,146	108,933	108,309
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2018	2017	2016
(in thousands)
Net income for common stock	$201,774	$165,297	$248,256
Other comprehensive income (loss), net of taxes:
Net unrealized losses on available-for sale investment securities:
Net unrealized losses on available-for sale investment securities arising during the period, net of tax benefits of $3,468, $2,886 and $3,763 for 2018, 2017 and 2016, respectively	(9,472)	(4,370)	(5,699)
Reclassification adjustment for net realized gains included in net income, net of taxes of nil, nil and $238 for 2018, 2017 and 2016, respectively	—	—	(360)
Derivatives qualified as cash flow hedges:
Effective portion of foreign currency hedge net unrealized losses arising during the period, net of tax benefits of nil, nil and $179 for 2018, 2017 and 2016, respectively	—	—	(281)
Unrealized interest rate hedging gain (loss), net of tax (expense) benefit of $151, nil and nil for 2018, 2017 and 2016, respectively	(436)	—	—
Reclassification adjustment to net income, net of (taxes) benefits of nil, $289 and $(76) for 2018, 2017 and 2016, respectively	—	454	(119)
Retirement benefit plans:
Net gains (losses) arising during the period, net of (taxes) benefits of $9,810, $(41,129) and $27,703 for 2018, 2017 and 2016, respectively	(28,101)	65,531	(43,510)
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $7,317, $10,041 and $9,267 for 2018, 2017 and 2016, respectively	21,015	15,737	14,518
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of (taxes) benefits of $(2,887), $49,523 and $(18,206) for 2018, 2017 and 2016, respectively	8,325	(78,724)	28,584
Other comprehensive loss, net of taxes	(8,669)	(1,372)	(6,867)
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$193,105	$163,925	$241,389
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
Hawaiian Electric Industries, Inc. and Subsidiaries

December 31		2018		2017
(dollars in thousands)
ASSETS
Cash and cash equivalents		$169,208		$261,881
Accounts receivable and unbilled revenues, net		325,672		263,209
Available-for-sale investment securities, at fair value		1,388,533		1,401,198
Held-to-maturity investment securities, at amortized cost		141,875		44,515
Stock in Federal Home Loan Bank, at cost		9,958		9,706
Loans held for investment, net		4,790,902		4,617,131
Loans held for sale, at lower of cost or fair value		1,805		11,250
Property, plant and equipment, net
Land	$102,925		$102,588
Plant and equipment	7,118,709		6,598,751
Construction in progress	267,714		312,204
	7,489,348		7,013,543
Less – accumulated depreciation	(2,659,230)	4,830,118	(2,553,295)	4,460,248
Regulatory assets		833,426		869,297
Other		530,364		513,535
Goodwill		82,190		82,190
Total assets		$13,104,051		$12,534,160
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable		$214,773		$193,714
Interest and dividends payable		28,254		25,837
Deposit liabilities		6,158,852		5,890,597
Short-term borrowings—other than bank		73,992		117,945
Other bank borrowings		110,040		190,859
Long-term debt, net—other than bank		1,879,641		1,683,797
Deferred income taxes		372,518		388,430
Regulatory liabilities		950,236		880,770
Defined benefit pension and other postretirement benefit plans liability		538,384		509,514
Other		580,788		521,018
Total liabilities		10,907,478		10,402,481
Preferred stock of subsidiaries - not subject to mandatory redemption		34,293		34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none		—		—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 108,879,245 shares and 108,787,807 shares at December 31, 2018 and 2017, respectively		1,669,267		1,662,491
Retained earnings		543,623		476,836
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(24,423)		$(14,951)
Unrealized losses on derivatives	(436)		—
Retirement benefit plans	(25,751)	(50,610)	(26,990)	(41,941)
Total shareholders’ equity		2,162,280		2,097,386
Total liabilities and shareholders’ equity		$13,104,051		$12,534,160
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Hawaiian Electric Industries, Inc. and Subsidiaries

	Common stock		Retained	Accumulated other comprehensive
(in thousands, except per share amounts)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2015	107,460	$1,629,136	$324,766	$(26,262)	$1,927,640
Net income for common stock	—	—	248,256	—	248,256
Other comprehensive loss, net of tax benefits	—	—	—	(6,867)	(6,867)
Issuance of common stock:
Dividend reinvestment and stock purchase plan	859	26,844	—	—	26,844
Retirement savings and other plans	264	9,298	—	—	9,298
Share-based expenses and other, net	—	(4,368)	—	—	(4,368)
Common stock dividends ($1.24 per share)	—	—	(134,050)	—	(134,050)
Balance, December 31, 2016	108,583	1,660,910	438,972	(33,129)	2,066,753
Net income for common stock	—	—	165,297	—	165,297
Other comprehensive loss, net of tax benefits	—	—	—	(1,372)	(1,372)
Reclass of AOCI for tax rate reduction impact	—	—	7,440	(7,440)	—
Issuance of common stock:
Retirement savings and other plans	205	4,664	—	—	4,664
Share-based expenses and other, net	—	(3,083)	—	—	(3,083)
Common stock dividends ($1.24 per share)	—	—	(134,873)	—	(134,873)
Balance, December 31, 2017	108,788	1,662,491	476,836	(41,941)	2,097,386
Net income for common stock	—	—	201,774	—	201,774
Other comprehensive loss, net of tax benefits	—	—	—	(8,669)	(8,669)
Issuance of common stock:
Retirement savings and other plans	91	2,650	—	—	2,650
Share-based expenses and other, net	—	4,126	—	—	4,126
Common stock dividends ($1.24 per share)	—	—	(134,987)	—	(134,987)
Balance, December 31, 2018	108,879	$1,669,267	$543,623	$(50,610)	$2,162,280
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2018	2017	2016
(in thousands)
Cash flows from operating activities
Net income	$203,664	$167,187	$250,146
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	214,036	200,658	194,273
Other amortization	41,593	21,340	10,473
Provision for loan losses	14,745	10,901	16,763
Loans originated and purchased, held for sale	(109,537)	(115,104)	(236,769)
Proceeds from sale of loans, held for sale	112,182	127,951	236,062
Deferred income taxes	(9,368)	37,835	47,118
Share-based compensation expense	7,792	5,404	4,789
Allowance for equity funds used during construction	(10,877)	(12,483)	(8,325)
Other	(4,219)	(3,324)	(12,422)
Changes in assets and liabilities
Increase in accounts receivable and unbilled revenues, net	(64,321)	(12,875)	(898)
Decrease (increase) in fuel oil stock	7,054	(20,794)	4,786
Decrease (increase) in regulatory assets	9,252	(17,256)	(18,273)
Increase (decrease) in accounts, interest and dividends payable	21,528	34,985	(9,643)
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	29,429	20,685	39,109
Increase in defined benefit pension and other postretirement benefit plans liability	20,871	882	1,587
Change in other assets and liabilities, net	15,488	(25,551)	(23,118)
Net cash provided by operating activities	499,312	420,441	495,658
Cash flows from investing activities
Available-for-sale investment securities purchased	(224,335)	(528,379)	(533,956)
Principal repayments on available-for-sale investment securities	218,930	220,231	219,845
Proceeds from sale of available-for-sale investment securities	—	—	16,423
Purchases of held-to-maturity investment securities	(103,184)	(44,515)	—
Proceeds from repayments or maturities of held-to-maturity investment securities	5,720	—	—
Purchase of stock from Federal Home Loan Bank	(28,292)	(2,868)	(7,773)
Redemption of stock from Federal Home Loan Bank	28,040	4,380	7,233
Net decrease (increase) in loans held for investment	(189,352)	15,887	(194,042)
Proceeds from sale of commercial loans	7,149	36,760	52,299
Proceeds from sale of real estate acquired in settlement of loans	589	1,019	829
Proceeds from sale of real estate held for sale	—	—	1,764
Capital expenditures	(537,369)	(495,187)	(330,043)
Contributions in aid of construction	30,599	64,733	30,100
Contributions to low income housing investments	(14,499)	(17,505)	—
Acquisition of business	—	(76,323)	—
Other, net	13,945	6,468	856
Net cash used in investing activities	(792,059)	(815,299)	(736,465)
(continued)

Consolidated Statements of Cash Flows (continued)
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2018	2017	2016
Cash flows from financing activities
Net increase in deposit liabilities	165,880	341,668	523,675
Net increase (decrease) in short-term borrowings with original maturities of three months or less	(18,999)	67,992	(103,063)
Proceeds from issuance of short-term debt	25,000	125,000	—
Repayment of short-term debt	(50,000)	(75,000)	—
Net increase (decrease) in retail repurchase agreements	26,556	61,776	(43,601)
Proceeds from other bank borrowings	696,000	59,500	180,835
Repayments of other bank borrowings	(701,000)	(123,034)	(272,902)
Proceeds from issuance of long-term debt	250,000	532,325	115,000
Repayment of long-term debt and funds transferred for redemption of special purpose revenue bonds	(53,887)	(465,000)	(75,000)
Withheld shares for employee taxes on vested share-based compensation	(996)	(3,828)	(2,416)
Net proceeds from issuance of common stock	—	—	13,220
Common stock dividends	(134,987)	(134,873)	(117,274)
Preferred stock dividends of subsidiaries	(1,890)	(1,890)	(1,890)
Other	(1,603)	(6,349)	2,197
Net cash provided by financing activities	200,074	378,287	218,781
Net decrease in cash and cash equivalents	(92,673)	(16,571)	(22,026)
Cash and cash equivalents, January 1	261,881	278,452	300,478
Cash and cash equivalents, December 31	$169,208	$261,881	$278,452

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2018	2017	2016
(in thousands)
Revenues	$2,546,525	$2,257,566	$2,094,368
Expenses
Fuel oil	760,528	587,768	454,704
Purchased power	639,307	586,634	562,740
Other operation and maintenance	461,491	411,907	399,931
Depreciation	203,626	192,784	187,061
Taxes, other than income taxes	239,912	214,949	199,862
Total expenses	2,304,864	1,994,042	1,804,298
Operating income	241,661	263,524	290,070
Allowance for equity funds used during construction	10,877	12,483	8,325
Retirement defined benefits expense—other than service costs	(3,631)	(6,003)	(5,602)
Interest expense and other charges, net	(73,348)	(69,637)	(66,824)
Allowance for borrowed funds used during construction	4,867	4,778	3,144
Income before income taxes	180,426	205,145	229,113
Income taxes	34,778	83,199	84,801
Net income	145,648	121,946	144,312
Preferred stock dividends of subsidiaries	915	915	915
Net income attributable to Hawaiian Electric	144,733	121,031	143,397
Preferred stock dividends of Hawaiian Electric	1,080	1,080	1,080
Net income for common stock	$143,653	$119,951	$142,317
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2018	2017	2016
(in thousands)
Net income for common stock	$143,653	$119,951	$142,317
Other comprehensive income (loss), net of taxes:
Derivatives qualified as cash flow hedges:
Effective portion of foreign currency hedge net unrealized losses arising during the period, net of tax benefits of nil, nil and $179 for 2018, 2017 and 2016, respectively	—	—	(281)
Reclassification adjustment to net income, net of (taxes) benefits of nil, $289 and $(110) for 2018, 2017 and 2016, respectively	—	454	(173)
Retirement benefit plans:
Net gains (losses) arising during the period, net of (taxes) benefits of $9,024, $(39,587) and $27,153 for 2018, 2017 and 2016, respectively	(26,019)	63,105	(42,631)
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $6,594, $9,221 and $8,442 for 2018, 2017 and 2016, respectively	19,012	14,477	13,254
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of (taxes) benefits of $(2,887), $49,523 and $(18,206) for 2018, 2017 and 2016, respectively	8,325	(78,724)	28,584
Other comprehensive income (loss), net of taxes	1,318	(688)	(1,247)
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$144,971	$119,263	$141,070
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2018	2017
(in thousands)
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$49,667	$49,330
Plant and equipment	6,809,671	6,404,887
Less accumulated depreciation	(2,577,342)	(2,476,352)
Construction in progress	233,145	263,094
Utility property, plant and equipment, net	4,515,141	4,240,959
Nonutility property, plant and equipment, less accumulated depreciation of $1,255 and $1,251 as of December 31, 2018 and 2017, respectively	6,961	7,580
Total property, plant and equipment, net	4,522,102	4,248,539
Current assets
Cash and cash equivalents	35,877	12,517
Customer accounts receivable, net	177,896	127,889
Accrued unbilled revenues, net	121,738	107,054
Other accounts receivable, net	6,215	7,163
Fuel oil stock, at average cost	79,935	86,873
Materials and supplies, at average cost	55,204	54,397
Prepayments and other	32,118	25,355
Regulatory assets	71,016	88,390
Total current assets	579,999	509,638
Other long-term assets
Regulatory assets	762,410	780,907
Other	102,992	91,529
Total other long-term assets	865,402	872,436
Total assets	$5,967,503	$5,630,613
Capitalization and liabilities
Capitalization (see Consolidated Statements of Capitalization)
Common stock equity	$1,957,641	$1,845,283
Cumulative preferred stock – not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Note 3)
Long-term debt, net	1,418,802	1,318,516
Total capitalization	3,410,736	3,198,092
Current liabilities
Current portion of long-term debt	—	49,963
Short-term borrowings from non-affiliate	25,000	4,999
Accounts payable	171,791	159,610
Interest and preferred dividends payable	23,215	22,575
Taxes accrued, including revenue taxes	233,333	199,101
Regulatory liabilities	17,977	3,401
Other	60,003	59,456
Total current liabilities	531,319	499,105
Deferred credits and other liabilities
Deferred income taxes	383,197	394,041
Regulatory liabilities	932,259	877,369
Unamortized tax credits	91,522	90,369
Defined benefit pension and other postretirement benefit plans liability	503,659	472,948
Other	114,811	98,689
Total deferred credits and other liabilities	2,025,448	1,933,416
Total capitalization and liabilities	$5,967,503	$5,630,613
 The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Capitalization
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2018	2017
(dollars in thousands, except par value)
Common stock equity
Common stock of $6 2/3 par value
Authorized: 50,000,000 shares. Outstanding: 16,751,488 shares and
16,142,216 shares at December 31, 2018 and 2017, respectively	$111,696	$107,634
Premium on capital stock	681,305	614,675
Retained earnings	1,164,541	1,124,193
Accumulated other comprehensive income (loss), net of taxes-retirement benefit plans	99	(1,219)
Common stock equity	1,957,641	1,845,283
Cumulative preferred stock not subject to mandatory redemption
Authorized: 5,000,000 shares of $20 par value and 7,000,000 shares of $100 par value.

Series	Par Value		Shares outstanding December 31, 2018 and 2017	2018	2017
(dollars in thousands, except par value and shares outstanding)
C-4 1/4%	$20	(Hawaiian Electric)	150,000	$3,000	$3,000
D-5%	20	(Hawaiian Electric)	50,000	1,000	1,000
E-5%	20	(Hawaiian Electric)	150,000	3,000	3,000
H-5 1/4%	20	(Hawaiian Electric)	250,000	5,000	5,000
I-5%	20	(Hawaiian Electric)	89,657	1,793	1,793
J-4 3/4%	20	(Hawaiian Electric)	250,000	5,000	5,000
K-4.65%	20	(Hawaiian Electric)	175,000	3,500	3,500
G-7 5/8%	100	(Hawaii Electric Light)	70,000	7,000	7,000
H-7 5/8%	100	(Maui Electric)	50,000	5,000	5,000
			1,234,657	34,293	34,293
(continued)

Consolidated Statements of Capitalization (continued)
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2018	2017
(in thousands)
Long-term debt
Obligations to the State of Hawaii for the repayment of Special Purpose Revenue Bonds (subsidiary obligations unconditionally guaranteed by Hawaiian Electric):
3.10%, Refunding series 2017A, due 2026	$125,000	$125,000
4.00%, Refunding series 2017B, due 2037	140,000	140,000
3.25%, Refunding series 2015, due 2025	47,000	47,000
6.50%, Series 2009, due 2039	150,000	150,000
Total obligations to the State of Hawaii	$462,000	$462,000
Other long-term debt – unsecured:
Taxable senior notes:
4.38%, Series 2018A, due 2028	$67,500	$—
4.53%, Series 2018B, due 2033	17,500	—
4.72%, Series 2018C, due 2048	15,000	—
4.31%, Series 2017A, due 2047	50,000	50,000
4.54%, Series 2016A, due 2046	40,000	40,000
5.23%, Series 2015A, due 2045	80,000	80,000
3.83%, Series 2013A, due 2020	14,000	14,000
4.45%, Series 2013A and 2013B, due 2022	52,000	52,000
4.84%, Series 2013A, 2013B and 2013C, due 2027	100,000	100,000
5.65%, Series 2013B and 2013C, due 2043	70,000	70,000
3.79%, Series 2012A, paid in 2018	—	50,000
4.03%, Series 2012B, due 2020	82,000	82,000
4.55%, Series 2012B and 2012C, due 2023	100,000	100,000
4.72%, Series 2012D, due 2029	35,000	35,000
5.39%, Series 2012E, due 2042	150,000	150,000
4.53%, Series 2012F, due 2032	40,000	40,000
Total taxable senior notes	913,000	863,000
6.50%, series 2004, Junior subordinated deferrable interest debentures, due 2034	51,546	51,546
Total other long-term debt – unsecured	964,546	914,546
Total long-term debt	1,426,546	1,376,546
Less unamortized debt issuance costs	7,744	8,067
Less current portion long-term debt, net of unamortized debt issuance costs	—	49,963
Long-term debt, net	1,418,802	1,318,516
Total capitalization	$3,410,736	$3,198,092
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Common Stock Equity
Hawaiian Electric Company, Inc. and Subsidiaries

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2015	15,805	$105,388	$578,930	$1,043,082	$925	$1,728,325
Net income for common stock	—	—	—	142,317	—	142,317
Other comprehensive loss, net of tax benefits	—	—	—	—	(1,247)	(1,247)
Issuance of common stock, net of expenses	215	1,430	22,561	—	—	23,991
Common stock dividends	—	—	—	(93,599)	—	(93,599)
Balance, December 31, 2016	16,020	106,818	601,491	1,091,800	(322)	1,799,787
Net income for common stock	—	—	—	119,951	—	119,951
Other comprehensive loss, net of tax benefits	—	—	—	—	(688)	(688)
Reclass of AOCI for tax rate reduction impact	—	—	—	209	(209)	—
Issuance of common stock, net of expenses	122	816	13,184	—	—	14,000
Common stock dividends	—	—	—	(87,767)	—	(87,767)
Balance, December 31, 2017	16,142	107,634	614,675	1,124,193	(1,219)	1,845,283
Net income for common stock	—	—	—	143,653	—	143,653
Other comprehensive income, net of taxes	—	—	—	—	1,318	1,318
Issuance of common stock, net of expenses	609	4,062	66,630	—	—	70,692
Common stock dividends	—	—	—	(103,305)	—	(103,305)
Balance, December 31, 2018	16,751	$111,696	$681,305	$1,164,541	$99	$1,957,641
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2018	2017	2016
(in thousands)
Cash flows from operating activities
Net income	$145,648	$121,946	$144,312
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	203,626	192,784	187,061
Other amortization	26,602	8,498	6,935
Deferred income taxes	(7,982)	38,037	74,386
Allowance for equity funds used during construction	(10,877)	(12,483)	(8,325)
Other	(1,570)	(1,066)	(3,700)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(50,917)	2,914	8,551
Increase in accrued unbilled revenues	(14,684)	(15,361)	(7,184)
Decrease (increase) in fuel oil stock	6,938	(20,443)	4,786
Decrease (increase) in materials and supplies	(807)	(718)	750
Decrease (increase) in regulatory assets	9,252	(17,256)	(18,273)
Increase (decrease) in accounts payable	24,358	25,734	(10,614)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	25,036	29,862	2,123
Increase in defined benefit pension and other postretirement benefit plans liability	18,746	604	484
Change in other assets and liabilities	20,244	(17,866)	(11,375)
Net cash provided by operating activities	393,613	335,186	369,917
Cash flows from investing activities
Capital expenditures	(445,863)	(441,598)	(320,437)
Contributions in aid of construction	30,599	64,733	30,100
Other	10,082	4,578	2,138
Net cash used in investing activities	(405,182)	(372,287)	(288,199)
Cash flows from financing activities
Common stock dividends	(103,305)	(87,767)	(93,599)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,995)	(1,995)	(1,995)
Proceeds from issuance of common stock	70,700	14,000	24,000
Proceeds from issuance of long-term debt	100,000	315,000	40,000
Repayment of long-term debt and funds transferred for redemption of special purpose revenue bonds	(50,000)	(265,000)	—
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(4,999)	4,999	—
Proceeds from other borrowings	25,000	—	—
Other	(472)	(3,905)	(287)
Net cash provided by (used in) financing activities	34,929	(24,668)	(31,881)
Net increase (decrease) in cash and cash equivalents	23,360	(61,769)	49,837
Cash and cash equivalents, January 1	12,517	74,286	24,449
Cash and cash equivalents, December 31	$35,877	$12,517	$74,286
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 · Summary of significant accounting policies

General
Hawaiian Electric Industries, Inc. (HEI) is a holding company with direct and indirect subsidiaries principally engaged in electric utility, banking, and renewable/sustainable infrastructure investment businesses operating in the State of Hawaii. HEI owns Hawaiian Electric Company, Inc. (Hawaiian Electric), ASB Hawaii, Inc., an intermediate holding company, that owns American Savings Bank, F.S.B. (ASB), and Pacific Current, LLC (Pacific Current), which indirectly owns Hamakua Energy, LLC (Hamakua Energy) and Mauo, LLC (Mauo).
Hawaiian Electric and its wholly owned operating subsidiaries, Hawaii Electric Light Company, Inc. (Hawaii Electric Light) and Maui Electric Company, Limited (Maui Electric), are regulated public electric utilities (collectively, the Utilities) in the business of generating, purchasing, transmitting, distributing and selling electric energy on all major islands in Hawaii other than Kauai. See Note 2.
ASB is a federally chartered savings bank providing a full range of banking services to individual and business customers through its branch system in Hawaii.
Hamakua Energy, owns and operates a 60-megawatt (MW) combined-cycle power plant, which sells the power it produces only to Hawaii Electric Light. Mauo is a commercial-scale, solar-plus-storage project (8.6 MW of solar and 42.3 MW of storage) currently under construction on the islands of Oahu and Maui.
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
Consolidation.  The HEI consolidated financial statements include the accounts of HEI and its subsidiaries. The Hawaiian Electric consolidated financial statements include the accounts of Hawaiian Electric and its subsidiaries, except for HECO Capital Trust III (Trust III), which is accounted for under the equity method because Hawaiian Electric does not have a controlling financial interest or variable interest in Trust III, but has the ability to exercise significant influence. When HEI or Hawaiian Electric has a controlling financial interest in another entity (usually, majority voting interest), that entity is consolidated. Investments in companies over which the Company or the Utilities have the ability to exercise significant influence, but not control, are accounted for using the equity method. The consolidated financial statements exclude variable interest entities (VIEs) when the Company or the Utilities are not the primary beneficiaries. See Note 3 for information regarding Trust III unconsolidated VIEs. In general, intercompany amounts are eliminated in consolidation (see Note 2 for exceptions).
Cash and cash equivalents.  The Utilities consider cash on hand, deposits in banks, money market accounts, certificates of deposit, short-term commercial paper of non-affiliates and liquid investments (with original maturities of three months or less) to be cash and cash equivalents. The Company considers the same items to be cash and cash equivalents as well as ASB’s deposits with the Federal Home Loan Bank (FHLB), federal funds sold (excess funds that ASB loans to other banks overnight at the federal funds rate) and securities purchased under resale agreements. Additionally, ASB is required by the Federal Reserve System to maintain noninterest-bearing cash reserves equal to a percentage of deposits. The reserve requirement for ASB at December 31, 2018 and 2017 was $28.1 million and $17.9 million, respectively.
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
Depreciation.  Depreciation is computed primarily using the straight-line method over the estimated lives of the assets being depreciated. Electric utility plant additions in the current year are depreciated beginning January 1 of the following year in accordance with rate-making. Electric utility plant has lives ranging from 16 to 88 years for production plant, from 10 to 79 years for transmission and distribution plant and from 5 to 65 years for general plant. The Utilities’ composite annual depreciation rate, which includes a component for cost of removal, was 3.2% in 2018, 2017 and 2016.
Leases.  HEI, the Utilities and ASB have entered into lease agreements for the use of equipment and office space. The provisions of some of the lease agreements contain renewal options.
HEI’s consolidated operating lease expense was $21 million, $20 million and $19 million in 2018, 2017 and 2016, respectively. The Utilities’ operating lease expense was $11 million, $11 million and $10 million in 2018, 2017 and 2016, respectively. HEI’s consolidated and the Utilities’ future minimum lease payments are as follows:

(in millions)	HEI	Hawaiian Electric
2019	$11	$6
2020	9	6
2021	8	5
2022	5	2
2023	4	2
Thereafter	12	3
	$49	$24
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
Certain health care and/or life insurance benefits are provided to eligible retired employees and the employees’ beneficiaries and covered dependents. The Company generally funds the net periodic postretirement benefit costs other than pensions (except for executive life) for postretirement benefits other than pensions (OPEB), while maximizing the use of the most tax-advantaged funding vehicles, subject to cash flow requirements and reviews of the funded status with the consulting actuary. The Utilities must fund OPEB costs as specified in the OPEB tracking mechanisms, which were approved by the PUC. Future decisions in rate cases could further impact funding amounts.
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
Income taxes.  Deferred income tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s and the Utilities’ assets and liabilities at federal and state tax rates expected to be in effect when such deferred tax assets or liabilities are realized or settled. As a result of the 2017 Tax Cuts and Jobs Act (Tax Act), the accumulated deferred income tax balances (ADIT) were adjusted in 2017 for the lower federal income tax rate expected to be in effect when the deferred tax assets or liabilities are realized or settled. See further discussion under “Recent tax developments” in Note 11. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

income during the periods in which those temporary differences become deductible. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.
HEI and the Utilities’ investment tax credits are deferred and amortized over the estimated useful lives of the properties to which the credits relate (and for the Utilities, this treatment is in accordance with Accounting Standards Codification (ASC) Topic 980, “Regulated Operations”).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company and Hawaiian Electric adopted ASU No. 2014-09 (and subsequently issued revenue-related ASUs, as applicable) in the first quarter of 2018. There was no cumulative effect adjustment and no impact on the timing or pattern of revenue recognition, but ASU No. 2014-09 required changes with respect to the Company’s and Hawaiian Electric’s revenue disclosures. See Note 8.
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
Definition of a Business. In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations-Clarifying the Definition of a Business.” This update clarifies the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted ASU No. 2017-01 in the first quarter of 2018 and the impact of adoption was not material to the Company’s and Hawaiian Electric’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company adopted ASU No. 2017-07 in the first quarter of 2018: (1) retrospectively for the presentation in the income statement of the service cost component and the other components of NPPC and NPBC, and (2) prospectively for the capitalization in assets of the service cost component of NPPC and NPBC for Hawaiian Electric and its subsidiaries. HEI and ASB do not capitalize pension and OPEB costs. The Company and Hawaiian Electric elected the practical expedient that permits an entity to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.
The PUC approved in the Utilities’ rate cases, stipulated agreements to defer non-service cost components of NPPC and NPBC, which would have been capitalized prior to ASU No. 2017-07, as part of each utility’s pension tracking mechanisms. Such treatment is effective starting in 2018 and continues until each utility’s next rate case. In each utility’s next rate case, rates established would include recovery of the deferred non-service cost components and the Utilities’ will seek approval to capitalize only the service components of NPPC and NPBC going forward, which reflects the requirements of ASU No.2017-07.
The adoption of ASU 2017-07 in the first quarter of 2018 did not have an impact on 2018 net income. The following table summarizes the impact to the prior period financial statements of the adoption of ASU No. 2017-07:

	2017			2016
(in thousands)	As previously filed	Adjustment from adoption of ASU No. 2017-07	As currently reported	As previously filed	Adjustment from adoption of ASU No. 2017-07	As currently reported
HEI Consolidated Statements of Income
Expenses
Electric utility	$2,000,045	$(6,003)	$1,994,042	$1,809,900	$(5,602)	$1,804,298
Bank	198,924	(820)	198,104	198,572	(875)	197,697
Other	18,365	(1,119)	17,246	24,007	(1,186)	22,821
Total expenses	$2,217,334	$(7,942)	$2,209,392	$2,032,479	$(7,663)	$2,024,816
Operating income
Electric utility	$257,521	$6,003	$263,524	$284,468	$5,602	$290,070
Bank	98,716	820	99,536	87,352	875	88,227
Other	(17,946)	1,119	(16,827)	(23,645)	1,186	(22,459)
Total operating income	$338,291	$7,942	$346,233	$348,175	$7,663	$355,838
Retirement defined benefits expense--other than service costs	$—	$(7,942)	$(7,942)	$—	$(7,663)	$(7,663)
Hawaiian Electric Consolidated Statements of Income
Other operation and maintenance	$417,910	$(6,003)	$411,907	$405,533	$(5,602)	$399,931
Total expense	2,000,045	(6,003)	1,994,042	1,809,900	(5,602)	1,804,298
Operating income	257,521	6,003	263,524	284,468	5,602	290,070
Retirement defined benefits expense--other than service costs	—	(6,003)	(6,003)	—	(5,602)	(5,602)
Hawaiian Electric Consolidating Statements of Income (in Note 3)
Hawaiian Electric (parent only)
Other operation and maintenance	279,440	(5,049)	274,391	273,176	(5,058)	268,118
Total expense	1,425,655	(5,049)	1,420,606	1,277,245	(5,058)	1,272,187
Operating income	172,849	5,049	177,898	197,139	5,058	202,197
Retirement defined benefits expense--other than service costs	—	(5,049)	(5,049)	—	(5,058)	(5,058)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2017			2016
(in thousands)	As previously filed	Adjustment from adoption of ASU No. 2017-07	As currently reported	As previously filed	Adjustment from adoption of ASU No. 2017-07	As currently reported
Hawaiian Electric Consolidating Statements of Income (in Note 3)
Hawaii Electric Light
Other operation and maintenance	$66,277	$(93)	$66,184	$63,897	$319	$64,216
Total expense	287,868	(93)	287,775	266,823	319	267,142
Operating income	45,599	93	45,692	44,562	(319)	44,243
Retirement defined benefits expense--other than service costs	—	(93)	(93)	—	319	319
Maui Electric
Other operation and maintenance	72,193	(861)	71,332	68,460	(863)	67,597
Total expense	286,522	(861)	285,661	265,832	(863)	264,969
Operating income	39,156	861	40,017	42,873	863	43,736
Retirement defined benefits expense--other than service costs	—	(861)	(861)	—	(863)	(863)
ASB Statements of Income Data (in Note 4)
Compensation and employee benefits	95,751	(820)	94,931	90,117	(875)	89,242
Other expense	19,324	820	20,144	18,487	875	19,362
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
Leases. In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires that lessees recognize a liability to make lease payments (the lease liability) and a right-of-use (ROU) asset, representing its right to use the underlying asset for the lease term, for all leases (except short-term leases) at the commencement date. For finance leases, a lessee is required to recognize interest on the lease liability separately from amortization of the ROU asset in the consolidated statements of income. For operating leases, a lessee is required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis.
The Company adopted ASU No. 2016-02 on January 1, 2019 and used the effective date as the date of initial application. Consequently, financial information for dates and periods before January 1, 2019 will not be updated and the disclosures required under the new standard will not be provided (i.e., the Company will continue to report comparative periods presented in the financial statements in the period of adoption under ASC 840, including the required disclosures under ASC 840).
The new standard provides a number of optional practical expedients in transition. The Company has elected the practical expedient package under which the Company will not have to reassess its prior conclusions about whether any expired or existing contracts are or contain leases, whether there is a change in lease classification for any expired or existing leases under the new standard, or whether there were initial direct costs for any existing leases that would be treated differently under the new standard.
The most significant effect of the new standard relates to the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for purchase power agreements and real estate operating leases. On adoption, the Company recognized additional lease liabilities of approximately $257 million for the Company and approximately $236 million for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Utilities ($215 million related to PPAs), with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.
The new standard also provides practical expedients for an entity’s ongoing accounting. The Company has elected the short-term lease recognition exemption for all of its leases that qualify, which means the Company will not recognize lease liabilities and ROU assets for all leases that have lease terms that are 12 months or less. The Company has elected the practical expedient to not separate lease and non-lease components for its real estate leases. The Utilities also elected the practical expedient to not assess all existing land easements that were not previously accounted for in accordance with ASC 840.
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
Compensation-retirement benefits-defined benefit plans. In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans,” which makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The new guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new ones that the FASB considers pertinent. ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020. The Company is evaluating the impact of the adoption of ASU No. 2018-14 on its financial statement disclosures, but does not expect it to have a material impact.
Reclassifications. Reclassifications made to prior year-end financial statements to conform to 2018 presentation include a reclassification of contributions in aid of construction (CIAC) balances to “Property, plant and equipment, net” and “Total property, plant and equipment, net” for the Company and Hawaiian Electric, respectively, which reduced the amounts of the respective balances.

Electric utility
Regulation by the Public Utilities Commission of the State of Hawaii (PUC). The Utilities are regulated by the PUC and account for the effects of regulation under FASB ASC Topic 980, “Regulated Operations.” As a result, the Utilities’ financial statements reflect assets, liabilities, revenues and expenses based on current cost-based rate-making regulations (see Note 3—“Regulatory assets and liabilities.” Their continued accounting under ASC Topic 980 generally requires that rates are established by an independent, third-party regulator; rates are designed to recover the costs of providing service; and it is reasonable to assume that rates can be charged to, and collected from, customers.
The rate schedules of the Utilities include energy cost adjustment clauses (ECACs) and energy costs recovery clauses (ECRCs) under which electric rates are adjusted for changes in the weighted-average price paid for fuel oil and certain components of purchased power, and the relative amounts of company-generated power and purchased power. The rate schedules also include purchased power adjustment clauses (PPACs) under which the remaining purchase power expenses are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

recovered through surcharge mechanisms. The amounts collected through the ECAC/ECRCs and PPACs are required to be reconciled quarterly.
Accounts receivable.  Accounts receivable are recorded at the invoiced amount. The Utilities generally assess a late payment charge on balances unpaid from the previous month. The allowance for doubtful accounts is the Utilities’ best estimate of the amount of probable credit losses in the Utilities existing accounts receivable. At December 31, 2018 and 2017, the allowance for customer accounts receivable, accrued unbilled revenues and other accounts receivable was $1.5 million and $1.2 million, respectively.
Contributions in aid of construction.  The Utilities receive contributions from customers for special construction requirements. As directed by the PUC, contributions are amortized on a straight-line basis over 30 to 55 years as an offset against depreciation expense. The carrying value of CIAC is included in property, plant and equipment, net.
Electric utility revenues.  Revenues related to electric service are generally recorded when service is rendered and include revenues applicable to energy consumed in the accounting period but not yet billed to the customers. The Utilities also record revenue under a decoupling mechanism. See “Decoupling” discussion in Note 3 Electric Utility segment.
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
The weighted-average AFUDC rate was 7.3% in 2018, 7.7% in 2017 and 7.6% in 2016, and reflected quarterly compounding.

Bank (HEI only)
Investment securities.  Investments in debt securities are classified as held-to-maturity (HTM), trading or available-for-sale (AFS). ASB determines the appropriate classification at the time of purchase. Debt securities that ASB intends to and has the ability to hold to maturity are classified as HTM securities and reported at amortized cost. Marketable debt securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Marketable debt securities not classified as either HTM or trading securities are classified as AFS and reported at fair value. Unrealized gains and losses for AFS securities are excluded from earnings and reported on a net basis in accumulated other comprehensive income (AOCI) until realized.
Interest income is recorded on an accrual basis. Discounts and premiums on securities are accreted or amortized into interest income using the interest method over the remaining contractual lives of the agency obligation securities and the estimated lives of the mortgage-backed securities adjusted for anticipated prepayments. ASB uses actual prepayment experience and estimates of future prepayments to determine the constant effective yield necessary to apply the interest method of income recognition. The discounts and premiums on the agency obligations portfolio are accreted or amortized on a prospective basis using expected contractual cash flows. The discounts and premiums on the mortgage-backed securities portfolio are accreted or amortized on a retrospective basis using changes in anticipated prepayments. This method requires a retrospective adjustment of the effective yield each time ASB changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. Estimates of future prepayments are based on the underlying collateral characteristics and historic or projected prepayment behavior of each security. The specific identification method is used in determining realized gains and losses on the sales of securities.
For securities that are not trading securities, individual securities are assessed for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant. A security is impaired if the fair value of the security is less than its carrying value at the financial statement date. When a security is impaired, ASB determines whether this impairment is temporary or other-than-temporary. If ASB does not expect to recover the entire amortized cost basis of the security or there is a change in the expected cash flows, an OTTI exists. If ASB intends to sell the security, or will more likely than not be required to sell the security before recovery of its amortized cost, the OTTI must be recognized in earnings. If ASB does not intend to sell the security, and it is not more likely than not that ASB will be required to sell the security before recovery of its amortized cost, the OTTI must be separated into the amount representing the credit loss and the amount related to all other factors. The amount of OTTI related to the credit loss is recognized in earnings, while the remaining OTTI is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

recognized in AOCI. Based on ASB’s evaluation as of December 31, 2018, 2017 and 2016, there was no indicated impairment as the bank expects to collect the contractual cash flows for these investments.
Stock in Federal Home Loan Bank (FHLB) is carried at cost and is reviewed at least quarterly for impairment, with valuation adjustments recognized in noninterest income.
Loans.  ASB carries loans at amortized cost less the allowance for loan losses, loan origination fees (net of direct loan origination costs), commitment fees and purchase premiums and discounts. Interest on loans is credited to income as it is earned. Discounts and premiums are accreted or amortized over the life of the loans using the interest method.
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
ASB disaggregates its portfolio loans into portfolio segments for purposes of determining the allowance for loan losses. Commercial, commercial real estate, and commercial construction loans are defined as non-homogeneous loans and ASB utilizes a risk rating system for evaluating the credit quality of the loans. Non-homogeneous loans are also categorized into the regulatory asset quality classifications-Pass, Special Mention, Substandard, Doubtful, and Loss based on credit quality. ASB utilizes a numerical-based, risk rating “PD Model” that takes into consideration fiscal year-end financial information of the borrower and identified financial attributes including retained earnings, operating cash flows, interest coverage, liquidity and leverage that demonstrate a strong correlation with default to assign default probabilities at the borrower level. In addition, a loss given default (LGD) value is assigned to each loan to measure loss in the event of default based on loan specific features such as collateral that mitigates the amount of loss in the event of default.
Residential, consumer and credit scored business loans are considered homogeneous loans, which are typically underwritten based on common, uniform standards. For the homogeneous portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. ASB supplements performance data with external credit bureau data and credit scores such as the Fair Isaac Corporation (FICO) score on a quarterly basis. ASB has built portfolio loss models for each major segment based on the combination of internal and external data to predict the probability of default at the loan level.
ASB also considers qualitative factors in determining the allowance for loan losses. These include but are not limited to adjustments for changes in policies and procedures in underwriting, monitoring or collections, economic conditions, portfolio mix, lending and risk management personnel, results of internal audit and quality control reviews, collateral values and any concentrations of credit.
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
Loans in the residential mortgage and home equity portfolios are charged-off when the loan or a portion thereof is determined to be uncollectible after considering the borrower’s overall financial condition and collateral deficiency. Such loan is considered uncollectible when: (a) the borrower is delinquent in principal or interest 180 days or more; (b) it is probable that collateral value is insufficient to cover outstanding indebtedness and no other viable assets or repayment sources exist; (c) notification of the borrower’s bankruptcy is received or the borrower’s debt is discharged in bankruptcy and the loan is not reaffirmed; or (d) in cases where ASB is in a subordinate position to other debt, the senior lien holder has foreclosed and ASB’s junior lien is extinguished.
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
Goodwill. Goodwill is initially recorded as the excess of the purchase price over the fair value of the net assets acquired in a business combination and is subsequently evaluated at least annually for impairment during the fourth quarter. At December 31, 2018 and 2017, the amount of goodwill was $82.2 million. The goodwill relates to ASB and is the Company’s only intangible asset with an indefinite useful life.
To determine if there was an impairment to the book value of goodwill pertaining to ASB, the fair value of ASB was estimated using a valuation method based on a market approach and discounted cash flow method with each method having an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

equal weighting in determining the fair value of ASB. The market approach considers publicly traded financial institutions and measures the institutions’ market values as a multiple to (1) net income and (2) book equity. The median market value multiples for net income and book equity from the selected institutions were applied to ASB’s net income and book equity to calculate ASB’s fair value using the market approach. The discounted cash flow method values a company on a going concern basis and is based on the concept that the future benefits derived from a particular company can be measured by its sustainable after-tax cash flows in the future. For the three years ended December 31, 2018, there has been no impairment of goodwill.
Mortgage banking. Mortgage loans held for sale are stated at the lower of cost or estimated fair value on an aggregate basis. Premiums, discounts and net deferred loan fees are not amortized while a loan is classified as held-for-sale. A sale is recognized only when the consideration received is other than beneficial interests in the assets sold and control over the assets is transferred irrevocably to the buyer. Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. ASB is obligated to subsequently repurchase a loan if the purchaser discovers a standard representation or warranty violation such as noncompliance with eligibility requirements, customer fraud or servicing violations. This primarily occurs during a loan file review. ASB considers and records a reserve for loan repurchases if appropriate.
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
ASB’s MSRs are stratified based on predominant risk characteristics of the underlying loans including loan type such as fixed-rate 15- and 30-year mortgages and note rate in bands primarily of 50 to 100 basis points. For each stratum, fair value is calculated by discounting expected net income streams using discount rates that reflect industry pricing for similar assets. Expected net income streams are estimated based on industry assumptions regarding prepayment expectations and income and expenses associated with servicing residential mortgage loans for others.
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
ASB uses the proportional amortization method of accounting for its investments. Under the proportional amortization method, ASB amortizes the cost of its investments in proportion to the tax credits and other tax benefits it receives. The amortization, tax credits and tax benefits are reported as a component of income tax expense.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and no direct ability to unilaterally remove the general partner.
All tax credit investments are evaluated for potential impairment at least annually, or more frequently, when events or conditions indicate that it is deemed probable that ASB will not recover its investment. If an investment is determined to be impaired, it is written down to its estimated fair value and the new cost basis of the investment is not adjusted for subsequent recoveries in value. As of December 31, 2018, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its low-income housing tax credit (LIHTC) investments.
At December 31, 2018 and 2017, the carrying amount of LIHTC investments was $67.6 million and $59.0 million, respectively, and included in other assets in the consolidated balance sheets.
ASB’s unfunded commitments to fund its LIHTC investments were $18.1 million and $15.8 million as of December 31, 2018 and 2017, respectively. These unfunded commitments are unconditional and legally binding and are recorded in accounts payable and other liabilities with an increase in other assets in the consolidated balance sheets.
The table below summarizes the amounts in income tax expense related to ASB’s LIHTC investments:

Years ended December 31	2018	2017	2016
(in millions)
Amounts in income taxes related to low-income housing tax credit investments
Amortization recognized in the provision for income taxes	$(7.7)	$(7.4)	$(5.8)
Tax credits and other tax benefits recognized in the provision for income taxes	10.9	10.7	8.4
Net benefit to income tax expense	$3.2	$3.3	$2.6

Note 2 · Segment financial information
The electric utility and bank segments are strategic business units of the Company that offer different products and services and operate in different regulatory environments. The accounting policies of the segments are the same as those described for the Company in the summary of significant accounting policies, except as otherwise indicated and except that federal and state income taxes for each segment are calculated on a “stand-alone” basis. HEI evaluates segment performance based on net income. Each segment accounts for intersegment sales and transfers as if the sales and transfers were to third parties (i.e., at current market prices). Intersegment revenues consist primarily of Hamakua Energy revenues, interest, rent and preferred stock dividends.

Electric utility
Hawaiian Electric and its wholly owned operating subsidiaries, Hawaii Electric Light and Maui Electric, are public electric utilities in the business of generating, purchasing, transmitting, distributing and selling electric energy on all major islands in Hawaii other than Kauai, and are regulated by the PUC. The utility subsidiaries are aggregated within the electric utility segment because they: (1) are involved in the business of supplying electric energy in the same geographical location (i.e., the State of Hawaii), (2) have similar production processes that comprise electric generation, (3) serve similar customers within their franchise territories (e.g., residential, commercial and industrial customers), (4) use similar electric grids to distribute the energy to their customers, (5) are regulated by the PUC and undergo similar rate-making processes, (6) have similar economic characteristics and (7) perform financial reporting oversight and management of the business at the consolidated level.

Bank
ASB is a federally chartered savings bank that provides a full range of banking services to individual and business customers through its branch system in Hawaii. ASB is subject to examination and comprehensive regulation by the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC), and is subject to reserve requirements established by the Board of Governors of the Federal Reserve System.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other
“Other” includes amounts for the holding companies (HEI and ASB Hawaii, Inc.), Pacific Current, and other subsidiaries not qualifying as reportable segments, and intercompany eliminations.
Pacific Current. Pacific Current was formed in September 2017 to focus on investing in non-regulated renewable energy and sustainable infrastructure in the State of Hawaii to help reach the state’s sustainability goals. Pacific Current’s investments through its subsidiaries, Hamakua Energy, LLC and Mauo, LLC, are as follows:
Hamakua power plant. On November 24, 2017, Hamakua Energy, LLC acquired Hamakua Energy Partners, L.P.’s 60-MW combined cycle power plant and other assets from affiliates of ArcLight Capital Partners, a private equity firm. The plant sells all the power it produces to Hawaii Electric Light under an existing power purchase agreement (PPA) that expires in 2030.
Solar + Storage Power Purchase Agreement (PPA). On February 2, 2018, Mauo, LLC executed definitive agreements to acquire a solar-plus-storage PPA for a multi-site, commercial-scale project that will provide 8.6 MW of solar capacity and 42.3 MWH of storage capacity on the islands of Maui and Oahu. The PPA has a 15-year term with an option to extend for an additional five years. The system is being constructed by a third party contractor under an Engineering, Procurement and Construction (EPC) contract that was contemporaneously negotiated and executed by Mauo, LLC. The EPC contract provides a fixed price for the purchase of the completed system, a project completion schedule and performance obligations designed to match the requirements of the PPA. Mauo, LLC plans fund the construction of the project with a construction facility that will be repaid at the commercial operation date (ultimately with cash from investment tax credits, state renewable tax credits and non-recourse project debt). There are five separate project sites, which are expected to be placed into service during 2019 and 2020.
Segment financial information was as follows:

(in thousands)	Electric utility	Bank	Other	Total
2018
Revenues from external customers	$2,546,472	$314,275	$102	$2,860,849
Intersegment revenues (eliminations)	53	—	(53)	—
Revenues	2,546,525	314,275	49	2,860,849
Depreciation and amortization	230,228	21,443	3,958	255,629
Interest expense, net	73,348	15,539	15,329	104,216
Income (loss) before income taxes	180,426	106,578	(32,543)	254,461
Income taxes (benefit)	34,778	24,069	(8,050)	50,797
Net income (loss)	145,648	82,509	(24,493)	203,664
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	143,653	82,509	(24,388)	201,774
Capital expenditures	445,863	72,666	18,840	537,369
Assets (at December 31, 2018)	5,967,503	7,027,894	108,654	13,104,051
2017
Revenues from external customers	$2,257,455	$297,640	$530	$2,555,625
Intersegment revenues (eliminations)	111	—	(111)	—
Revenues	2,257,566	297,640	419	2,555,625
Depreciation and amortization	201,282	19,416	1,300	221,998
Interest expense, net	69,637	12,156	9,335	91,128
Income (loss) before income taxes	205,145	98,716	(27,281)	276,580
Income taxes (benefit)	83,199	31,719	(5,525)	109,393
Net income (loss)	121,946	66,997	(21,756)	167,187
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	119,951	66,997	(21,651)	165,297
Capital expenditures	441,598	53,272	317	495,187
Assets (at December 31, 2017)[1]	5,630,613	6,798,659	104,888	12,534,160

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Electric utility	Bank	Other	Total
2016
Revenues from external customers	$2,094,224	$285,924	$506	$2,380,654
Intersegment revenues (eliminations)	144	—	(144)	—
Revenues	2,094,368	285,924	362	2,380,654
Depreciation and amortization	193,996	9,813	937	204,746
Interest expense, net	66,824	12,755	8,979	88,558
Income before income taxes	229,113	87,352	57,376	373,841
Income taxes	84,801	30,073	8,821	123,695
Net income	144,312	57,279	48,555	250,146
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income for common stock	142,317	57,279	48,660	248,256
Capital expenditures	320,437	9,394	212	330,043
Assets (at December 31, 2016)[1]	5,431,903	6,421,357	28,721	11,881,981

[1]
Contributions in aid of construction balances were reclassified from liabilities to “Property, plant and equipment, net” and “Total property, plant and equipment, net” for the Company and Hawaiian Electric, respectively, which reduced the amounts of the respective balances.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3 · Electric utility segment
Regulatory assets and liabilities.  Regulatory assets represent deferred costs and accrued decoupling revenues which are expected to be recovered through rates over PUC-authorized periods. Generally, the Utilities do not earn a return on their regulatory assets; however, they have been allowed to recover interest on certain regulatory assets and to include certain regulatory assets in rate base. Regulatory liabilities represent amounts included in rates and collected from ratepayers for costs expected to be incurred in the future, or amounts collected in excess of costs incurred that are refundable to customers. For example, the regulatory liability for cost of removal in excess of salvage value represents amounts that have been collected from ratepayers for costs that are expected to be incurred in the future to retire utility plant. Generally, the Utilities include regulatory liabilities in rate base or are required to apply interest to certain regulatory liabilities. In the table below, noted in parentheses are the original PUC authorized amortization or recovery periods and, if different, the remaining amortization or recovery periods as of December 31, 2018 are noted.
Regulatory assets were as follows:

December 31	2018	2017
(in thousands)
Retirement benefit plans (balance primarily varies with plans’ funded statuses)	$624,126	$637,204
Income taxes (1-55 years)	114,076	118,201
Decoupling revenue balancing account and RAM regulatory asset (1-2 years)	49,560	64,087
Unamortized expense and premiums on retired debt and equity issuances (19-30 years; 6-18 years remaining)	10,065	11,993
Vacation earned, but not yet taken (1 year)	10,820	11,224
Other (1-50 years; 1-46 years remaining)	24,779	26,588
	$833,426	$869,297
Included in:
Current assets	$71,016	$88,390
Long-term assets	762,410	780,907
	$833,426	$869,297
Regulatory liabilities were as follows:

December 31	2018	2017
(in thousands)
Cost of removal in excess of salvage value (1-60 years)	$491,006	$453,986
Income taxes (1-55 years)	413,339	406,324
Retirement benefit plans (5 years beginning with respective utility’s next rate case)	9,546	9,961
Other (5 years; 1-2 years remaining)	36,345	10,499
	$950,236	$880,770
Included in:
Current liabilities	$17,977	$3,401
Long-term liabilities	932,259	877,369
	$950,236	$880,770
The regulatory asset and liability relating to retirement benefit plans was recorded as a result of pension and OPEB tracking mechanisms adopted by the PUC in rate case decisions for the Utilities in 2007 (see Note 9).
Major customers.  The Utilities received 11% ($273 million), 11% ($239 million) and 11% ($226 million) of their operating revenues from the sale of electricity to various federal government agencies in 2018, 2017 and 2016, respectively.
Cumulative preferred stock. The following series of cumulative preferred stock are redeemable only at the option of the respective company at the following prices in the event of voluntary liquidation or redemption:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018	Voluntary liquidation price	Redemption price
Series
C, D, E, H, J and K (Hawaiian Electric)	$20	$21
I (Hawaiian Electric)	20	20
G (Hawaii Electric Light)	100	100
H (Maui Electric)	100	100
Hawaiian Electric is obligated to make dividend, redemption and liquidation payments on the preferred stock of each of its subsidiaries if the respective subsidiary is unable to make such payments, but this obligation is subordinated to Hawaiian Electric’s obligation to make payments on its own preferred stock.
Related-party transactions. HEI charged the Utilities $5.9 million, $6.2 million and $6.5 million for general management and administrative services in 2018, 2017 and 2016, respectively. The amounts charged by HEI to its subsidiaries for services provided by HEI employees are allocated primarily on the basis of time expended in providing such services.
For the year ended December 31, 2018 and from the period November 24, 2017 to December 31, 2017, Hamakua Energy, LLC (an indirect subsidiary of HEI) sold energy and capacity to Hawaii Electric Light (subsidiary of Hawaiian Electric and indirect subsidiary of HEI) under a PPA in the amount of $56 million and $3 million, respectively.
Hawaiian Electric’s short-term borrowings from HEI totaled nil at December 31, 2018 and 2017. The interest charged on short-term borrowings from HEI is based on the lower of HEI’s or Hawaiian Electric’s effective weighted average short-term external borrowing rate. If both HEI and Hawaiian Electric do not have short-term external borrowings, the interest is based on the average of the effective rate for 30-day dealer-placed commercial paper quoted by the Wall Street Journal plus 0.15%.
Borrowings among the Utilities are eliminated in consolidation. Interest charged by HEI to Hawaiian Electric was not material for the years ended December 31, 2018 and 2017.
HECO Capital Trust III.  Trust III, a wholly-owned unconsolidated subsidiary of Hawaiian Electric, was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to Hawaiian Electric, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by Hawaiian Electric in the principal amount of $31.5 million and issued by Hawaii Electric Light and Maui Electric each in the principal amount of $10 million, (iii) making distributions on these trust securities and (iv) engaging in only those other activities necessary or incidental thereto.
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
Trust III’s balance sheet as of December 31, 2018 consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statement for 2018 consisted of $3.4 million of interest income received from the 2004 Debentures; $3.3 million of distributions to holders of the Trust Preferred Securities; and $0.1 million of common dividends on the trust common securities to Hawaiian Electric. As long as the 2004 Trust Preferred Securities are outstanding, Hawaiian Electric is not entitled to receive any funds from Trust III other than pro-rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by Hawaiian Electric in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event any of the Utilities elect to defer payment of interest on any of their respective 2004 Debentures, then Hawaiian Electric will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.
Unconsolidated variable interest entities.
Power purchase agreements.  As of December 31, 2018, the Utilities had four PPAs for firm capacity (as PGV has been offline since May 2018 due to lava flow on Hawaii Island) and other PPAs with IPPs and Schedule Q providers (i.e.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which is currently required to be consolidated as VIEs.
Pursuant to the current accounting standards for VIEs, the Utilities are deemed to have a variable interest in Kalaeloa Partners, L.P. (Kalaeloa), AES Hawaii, Inc. (AES Hawaii) and the predecessor of Hamakua Energy by reason of the provisions of the PPA that the Utilities have with the three IPPs. However, management has concluded that the Utilities are not the primary beneficiary of Kalaeloa, AES Hawaii and the predecessor of Hamakua Energy because the Utilities do not have the power to direct the activities that most significantly impact the three IPPs’ economic performance nor the obligation to absorb their expected losses, if any, that could potentially be significant to the IPPs. Thus, the Utilities have not consolidated Kalaeloa, AES Hawaii and the predecessor of Hamakua Energy in its consolidated financial statements. In November 2017, HEI acquired the Hamakua project through Hamakua Energy, an indirect subsidiary of Pacific Current, and has consolidated it in HEI’s consolidated financial statements since the date of the acquisition.
For the other PPAs with IPPs, the Utilities have concluded that the consolidation of the IPPs was not required because either the Utilities do not have variable interests in the IPPs due to the absence of an obligation in the PPAs for the Utilities to absorb any variability of the IPPs, or the IPP was considered a “governmental organization,” and thus excluded from the scope of accounting standards for VIEs. Two IPPs of as-available energy declined to provide the information necessary for Utilities to determine the applicability of accounting standards for VIEs.
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
Commitments and contingencies.
Fuel contracts.  The Utilities have fuel supply contracts with Island Energy Services, LLC (IES), for low sulfur fuel oil (LSFO), diesel, industrial fuel oil (IFO), and ultra-low sulfur diesel (ULSD), through December 31, 2019. On January 21, 2019, the Utilities and PAR Hawaii Refining, LLC, a Hawaii corporation (PAR), entered into a fuel supply contract for the Utilities' LSFO, high sulfur fuel oil (HSFO), No. 2 diesel (Diesel), and ULSD requirements (Contract), which is effective upon approval by the PUC and terminates on December 31, 2022. This Contract will supply all LSFO, HSFO, Diesel and ULSD for the islands of Oahu, Maui, Molokai and Hawaii. If PAR is unable to provide LSFO, HSFO, Diesel and/or ULSD the Contract allows the Utilities to purchase LSFO, HSFO, Diesel and/or ULSD from another supplier. The Contract will automatically renew upon the conclusion of the original term for successive terms of 1 year beginning on January 1, 2023 unless a party gives written termination notice at least 120 days before the beginning of an extension.
The Contract is subject to approval of the PUC, and can be terminated by either party if approval is not received by January 22, 2020 or if the Utilities’ request for PUC approval is denied. If PUC approves the Contract prior to December 31, 2019, the existing fuel contracts with IES will terminate as agreed with IES under a mutual termination and release agreement entered into on November 28, 2018.
All of the costs incurred under the fuel supply contracts with IES are included in the Utilities’ respective ECAC/ECRCs to the extent such costs are not recovered through the base rates, and the costs incurred under the contract with PAR are requested to be recovered in the Utilities’ respective ECAC/ECRCs to the extent such costs are not recovered through base rates.
Based on the purchase price per barrel as of December 31, 2018, the estimated cost of minimum purchases under the fuel supply contracts is $140 million in 2019. The actual cost of purchases in 2019 could vary substantially from this estimate of minimum purchases as a result of changes in market prices, quantities actually purchased, entry into new supply contracts and/or other factors. The Utilities purchased $0.7 billion, $0.6 billion and $0.4 billion of fuel under contractual agreements in 2018, 2017 and 2016, respectively.
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
Interim increases. For the year ended December 31, 2018, the Utilities recognized $10 million of revenues with respect to the Maui Electric 2018 rate case interim order. Such amounts recorded are subject to refund, with interest, if they exceed amounts in a final order.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Power purchase agreements.  Purchases from all IPPs were as follows:

Years ended December 31	2018	2017	2016
(in millions)
Kalaeloa	$216	$180	$152
AES Hawaii	140	140	149
HPOWER	69	67	71
Puna Geothermal Venture	15	38	28
Hamakua Energy	56	35	29
Hawaiian Commercial & Sugar	—	—	1
Wind IPPs	107	97	113
Solar IPPs	29	27	15
Other IPPs[1]	7	3	5
Total IPPs	$639	$587	$563
1 Includes hydro power and other PPAs
As of December 31, 2018, the Utilities had four firm capacity PPAs for a total of 516.5 megawatts (MW) of firm capacity. Since May 2018, PGV facility with 34.6 MW of firm capacity has been offline due to lava flow on Hawaii Island. The PUC allows rate recovery for energy and firm capacity payments to IPPs under these agreements. Assuming that each of the agreements remains in place for its current term (and as amended) and the minimum availability criteria in the PPAs are met, aggregate minimum fixed capacity charges are expected to be approximately $0.1 billion per year for 2019 through 2023 and a total of $0.3 billion in the period from 2024 through 2048.
In general, the Utilities base their payments under the PPAs upon available capacity and actual energy supplied and they are generally not required to make payments for capacity if the contracted capacity is not available, and payments are reduced, under certain conditions, if available capacity drops below contracted levels. In general, the payment rates for capacity have been predetermined for the terms of the agreements. Energy payments will vary over the terms of the agreements. The Utilities pass on changes in the fuel component of the energy charges to customers through the ECAC/ECRC in their rate schedules. The Utilities do not operate, or participate in the operation of, any of the facilities that provide power under the agreements. Title to the facilities does not pass to Hawaiian Electric or its subsidiaries upon expiration of the agreements, and the agreements do not contain bargain purchase options for the facilities.
Purchase power adjustment clause. The PUC has approved purchased power adjustment clauses (PPACs) for the Utilities. Purchased power capacity, O&M and other non-energy costs previously recovered through base rates are now recovered in the PPACs and, subject to approval by the PUC, such costs resulting from new purchased power agreements can be added to the PPACs outside of a rate case. Purchased energy costs continue to be recovered through the ECAC/ECRC to the extent they are not recovered through base rates.
AES Hawaii, Inc. Under a PPA entered into in March 1988, as amended (through Amendment No. 2) for a period of 30 years ending September 2022, Hawaiian Electric agreed to purchase 180 MW of firm capacity from AES Hawaii. In August 2012, Hawaiian Electric filed an application with the PUC seeking an exemption from the PUC’s Competitive Bidding Framework to negotiate an amendment to the PPA to purchase 186 MW of firm capacity, and amend the energy pricing formula in the PPA. The PUC approved the exemption in April 2013, but Hawaiian Electric and AES Hawaii were not able to reach agreement on the amendment. In June 2015, AES Hawaii filed an arbitration demand regarding a dispute about whether Hawaiian Electric was obligated to buy up to 9 MW of additional capacity based on a 1992 letter. Hawaiian Electric responded to the arbitration demand and in October 2015, AES Hawaii and Hawaiian Electric entered into a settlement agreement to stay the arbitration proceeding. The settlement agreement included certain conditions precedent which, if satisfied, would have released the parties from the claims under the arbitration proceeding. Among the conditions precedent was the successful negotiation and PUC approval of an amendment to the existing PPA.
In February 2018, Hawaiian Electric reached agreement with AES Hawaii on Amendment No. 4. However, in June 2018, the PUC issued an order suspending the Amendment No. 4 docket pending a DOH decision on AES’ request for approval of its Emission Reduction Plan and partnership with Hawaiian Electric. If approved by the PUC, Amendment No. 4 will resolve AES Hawaii’s claims.
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua Bioenergy, LLC (Hu Honua) for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction delays, failed to meet its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

obligations under the PPA and failed to provide adequate assurances that it could perform or had the financial means to perform. Hawaii Electric Light terminated the PPA on March 1, 2016. On November 30, 2016, Hu Honua filed a civil complaint in the United States District Court for the District of Hawaii that included claims purportedly arising out of the termination of Hu Honua’s PPA. On May 26, 2017, Hawaii Electric Light and Hu Honua entered into a settlement agreement that will settle all claims related to the termination of the original PPA. The settlement agreement was contingent on the PUC’s approval of an amended and restated PPA between Hawaii Electric Light and Hu Honua dated May 5, 2017. In July 2017, the PUC approved the amended and restated PPA, which becomes effective once the PUC’s order is final and non-appealable. On August 25, 2017, the PUC’s approval was appealed by a third party. The appeal is still pending. Hu Honua expects to be ready to be on-line by the end of March 2019.
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
Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) implementation project. On August 11, 2016, the PUC approved the Utilities’ request to commence the ERP/EAM implementation project, subject to certain conditions, including a $77.6 million cap on cost recovery as well as a requirement that the Utilities achieve future cost savings consistent with a minimum of $244 million in ERP/EAM project-related benefits to be delivered to customers over the system’s 12-year service life. The decision and order (D&O) approved the deferral of certain project costs and allowed the accrual of allowance for funds used during construction (AFUDC), but limited the AFUDC rate to 1.75%.
The ERP/EAM Implementation Project went live in October 2018. As of December 31, 2018, the Utilities considered the project implementation completed with incurred costs of $77.5 million of which $16.7 million were charged to O&M expenses, $2.6 million relate to capital costs and $58.2 million are deferred costs. In the Hawaiian Electric 2017 rate case, a settlement agreement approved by the PUC included authorization for the deferred project costs to accrue a return at 1.75% after the project went into service and until the deferred project costs are included in rate base, and for amortization of the deferred costs to not begin until the amortization expense is incorporated in rates and the unamortized deferred project costs are included in rate base. As of December 31, 2018, the accrued carrying costs after the project went into service amounted to $0.2 million.
In February 2019, the PUC approved a methodology for passing the benefits of the new ERP/EAM system to customers developed by the Utilities in collaboration with the Consumer Advocate. The minimum of $244 million in customer benefits to be delivered over the 12-year service life is comprised of $141 million in future net O&M expense reductions and $103 million in future cost avoidance related to capital cost and tax cost. The O&M expense reduction commitments will be recognized as regulatory liabilities between rate cases and passed through to customers as reductions in rates in rate cases. The Utilities will file semi-annual reports detailing the O&M expense reduction benefits, capital cost avoidance benefits, and tax avoidance benefits.
Schofield Generating Station Project. In June 2018, Hawaiian Electric placed into service an approximately 50 MW utility-owned and operated firm, renewable and dispatchable generation facility at Schofield Barracks. The project is located on land leased from the U.S. Army under a 35-year lease. PUC orders resulted in a project cost cap of $157.3 million of which capital costs up to $141.6 million (90% of the cost cap) are recoverable through the Major Project Interim Recovery (MPIR) adjustment mechanism. (See “Decoupling” section below for MPIR guidelines and cost recovery discussion.) Project costs incurred as of December 31, 2018 amounted to $144.9 million. Cost recovery of capital costs in excess of $141.6 million is to be addressed in the next general rate case.
West Loch PV Project. In June 2017, the PUC approved the expenditure of funds for Hawaiian Electric to build, own and operate a utility-owned, grid-tied 20-MW (ac) solar facility on property owned by the Department of the Navy, including a proposed project cost cap of $67 million and a performance guarantee to provide energy at 9.56 cents/kWh or less to the system.
In approving the project, the PUC agreed that the project is eligible for recovery of costs offset by related net benefits under the newly-established MPIR adjustment mechanism. (See “Decoupling” section below for MPIR guidelines and cost recovery discussion.) Hawaiian Electric has provided supplemental materials, as requested by the PUC, to support meeting the MPIR guidelines, accompanied by system performance guarantee and cost savings sharing mechanisms. A decision on these matters is pending.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Hawaiian Electric executed a fixed-price Engineering, Procurement, and Construction (EPC) contract for the project on December 6, 2017. The EPC contract includes the cost of the solar panels for the project, which is not subject to modification due to any tariffs that may be imposed under the current photovoltaic (PV) cell and module import tariffs. Construction of the facility began in the second quarter of 2018, and the facility is expected to be placed in service in the second quarter of 2019. Project costs incurred as of December 31, 2018 amounted to $38.6 million.
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
Hawaiian Telcom’s delinquency was resolved by new agreements with Hawaiian Telcom approved by the PUC in October 2018. These new agreements provide for the purchase by the Utilities of Hawaiian Telcom’s interest in all the joint poles, and licensing and operating agreements between the Utilities and Hawaiian Telcom subsequent to the transfer of the joint pole interest to the Utilities, and a settlement on the amount Hawaiian Telcom owed the Utilities under the joint ownership and maintenance agreements. The Utilities’ consideration of approximately $48 million for Hawaiian Telcom’s interest in the poles was offset in part by the settlement of the outstanding receivables owed by Hawaiian Telcom to the Utilities of $19.1 million ($12.3 million at Hawaiian Electric, $5.5 million at Hawaii Electric Light, and $1.3 million at Maui Electric). The remaining consideration for acquiring Hawaiian Telcom’s interest in the joint poles will be settled through the set-off of fees for unbilled poles (since the delinquency and dispute were raised) and for attachment fees and license fees for 2018, and future license fees due from Hawaiian Telcom, after which Hawaiian Telcom will make cash payments for license fees under the agreement.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The EPA has since identified environmental impacts in the subsurface soil at the Site. Although Maui Electric never operated at the Site or owned the Site property, after discussions with the EPA and the DOH Maui Electric agreed to undertake additional investigations at the Site and an adjacent parcel that Molokai Electric Company had used for equipment storage (the Adjacent Parcel) to determine the extent of environmental contamination. A 2011 assessment by a Maui Electric contractor of the Adjacent Parcel identified environmental impacts, including elevated polychlorinated biphenyls (PCBs) in the subsurface soils. In cooperation with the DOH and EPA, Maui Electric is further investigating the Site and the Adjacent Parcel to determine the extent of impacts of PCBs, residual fuel oils, and other subsurface contaminants. Maui Electric has a reserve balance of $2.7 million as of December 31, 2018, representing the probable and reasonably estimable cost to complete the additional investigation and estimated cleanup costs at the Site and the Adjacent Parcel; however, final costs of remediation will depend on the results of continued investigation.
Pearl Harbor sediment study. In July 2014, the U.S. Navy notified Hawaiian Electric of the Navy’s determination that Hawaiian Electric is a Potentially Responsible Party responsible for the costs of investigation and cleanup of PCB contamination in sediment in the area offshore of the Waiau Power Plant as part of the Pearl Harbor Superfund Site. The Navy has completed a remedial investigation and a feasibility study (FS) for the remediation of contaminated sediment at several locations in Pearl Harbor and issued its Final FS Report on June 29, 2015. The Navy released the Proposed Plan on February 2, 2016 and the Record of Decision on September 26, 2018 for the Pearl Harbor Sediment Remediation. In the Record of Decision the Navy refined its estimate for the costs of remediation for the site to be $3.4 million.
On March 23, 2015, Hawaiian Electric received a letter from the EPA requesting that Hawaiian Electric submit a work plan to assess potential sources and extent of PCB contamination onshore at the Waiau Power Plant. Onshore sampling at the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Waiau Power Plant was completed in two phases in December 2015 and June 2016. Appropriate remedial measures are being developed to address the extent of the onshore contamination, and any associated costs have not yet been determined.
As of December 31, 2018, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $4.8 million. The reserve balance represents the estimable cost for the onshore investigation and the remediation of PCB contamination in the offshore sediment. The final remediation costs will depend on the assessment of potential source control requirements for onshore sediment and actual offshore cleanup costs.
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
Changes to the ARO liability included in “Other liabilities” on Hawaiian Electric’s balance sheet were as follows:

(in thousands)	2018	2017
Balance, January 1	$6,035	$25,589
Accretion expense	282	10
Liabilities incurred	1,058	5,370
Liabilities settled	(74)	(527)
Revisions in estimated cash flows	1,125	(24,407)
Balance, December 31	$8,426	$6,035
The Utilities have not recorded AROs for assets that are expected to operate indefinitely or where the Utilities cannot estimate a settlement date (or range of potential settlement dates). As such, ARO liabilities are not recorded for certain asset retirement activities, including various Utilities-owned generating facilities and certain electric transmission, distribution and telecommunications assets resulting from easements over property not owned by the Utilities.
Regulatory proceedings.
Decoupling. Decoupling is a regulatory model that is intended to provide utility financial stability and facilitate meeting the State of Hawaii’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio standard. The decoupling model implemented in Hawaii in 2011, allows the utilities to recover from customers through annual rate adjustments, target test year revenues, independent of the level of kWh sales, which have declined as privately-owned distributed energy resources have been added to the grid and energy efficiency measures have been put into place. The decoupling mechanism has the following major components: (1) monthly revenue balancing account (RBA) revenues or refunds for the difference between PUC-approved target revenues and recorded adjusted revenues, which delinks revenues from kilowatthour sales, (2) rate adjustment mechanism (RAM) revenues for escalation in certain operation and maintenance (O&M) expenses and rate base changes, (3) major project interim recovery component (MPIR), (4) performance incentive mechanisms (PIMs), and (5) an earnings sharing mechanism, which would provide for a reduction of revenues between rate cases in the event the utility exceeds the ROACE allowed in its most recent rate case. Under the decoupling tariff approved in 2011, the prior year accrued RBA revenues (regulatory asset) and the annual RAM amount are billed from June 1 of each year through May 31 of the following year, which is within 24 months following the end of the year in which they are recorded as required by the accounting standard for alternative revenue programs. Under the decoupling mechanism, triennial general rate cases are required.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The RAM Cap impacted the Utilities’ recovery of capital investments as follows:

•	Hawaiian Electric’s RAM revenues were limited to the RAM Cap in 2017 and 2018.

•	Maui Electric’s RAM revenues in 2017 and 2018 were below the RAM Cap.

•	Hawaii Electric Light’s RAM revenues in 2017 and 2018 were below the RAM Cap.
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
The PUC approved recovery of capital costs under the MPIR for Schofield Generating Station, which increased revenues in July through December 2018 by $3.4 million and will be collected in customer bills beginning in June 2019. On December 14, 2018, the PUC approved recovery of net operation and maintenance costs for the Schofield Generating Station through the MPIR adjustment mechanism, with accrual commencing as of October 1, 2018, which totaled $0.5 million for 2018. In February 2019, Hawaiian Electric submitted an MPIR filing for 2019 (which accrued effective January 1, 2019) that included the 2019 return on project amount (up to the capped amount) in rate base, depreciation and incremental O&M expenses, for collection from June 2020 through May 2021.
Performance incentive mechanisms. The PUC has ordered the following performance incentive mechanisms (PIM).

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

•
The Utilities accrued $2.1 million in estimated net service quality penalties for 2018, which will be reflected in the 2019 annual decoupling filing and will reduce customer rates in the period June 1, 2019 through May 31, 2020.

•
Demand Response measured by the demand response resources acquired in 2018. The award is up to 5% of the aggregate annual contract value for cost-effective demand response capability contracted with aggregators by December 31, 2018. The maximum award is $0.5 million for the three utilities in total and there are no penalties. This incentive applied to one-time performance in 2018 only. No reward is expected for 2018 performance.

•
Procurement of low-cost variable renewable resources through the request for proposal process in 2018 measured by comparison of the procurement price to target prices. The incentive is a percentage of the savings determined by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

comparing procured price to a target of 11.5 cents per kilowatt-hour for renewable projects with storage capability and 9.5 cents per kilowatt-hour for energy-only renewable projects. There are two phases to this incentive. Phase 1 has an incentive of 20% of the savings for purchased power agreements filed by December 31, 2018 and subsequently approved by the PUC, with a cap of $3.5 million for the three utilities in total. Phase 2 has scaled incentives of 15%, 10% and 5% of the savings for purchased power agreements filed in January, February and March 2019, respectively, and subsequently approved by the PUC, with a cap of $3 million for the three utilities in total. There are no penalties. The Utilities submitted seven agreements for PUC approval in December 2018 which may qualify for rewards. Rewards, if qualified, will be accrued when the contract is approved by the PUC.
Annual decoupling filings. The net annual incremental amounts to be collected (refunded) from June 1, 2018 through May 31, 2019 are as follows:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
2018 Annual incremental RAM adjusted revenues*	$13.8	$3.4	$2.0
Annual change in accrued RBA balance as of December 31, 2017 (and associated revenue taxes)	$6.6	$0.7	$3.2
2017 Tax Act Adjustment **	$—	$—	$(2.8)
Net annual incremental amount to be collected under the tariffs	$20.4	$4.1	$2.4

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
The proceeding has two phases. Phase 1 examines the current regulatory framework and identifies those areas of utility performance that are deserving of further focus in Phase 2. The PUC provided staff reports to the parties, held technical workshops and the parties filed briefs on: 1) goals and outcomes and 2) assessment of the existing regulatory framework and 3) metrics. PUC staff issued a Phase 1 proposal, and parties scheduled to file statements of position in March 2019 and reply statements of position in April 2019. PUC order related to Phase 1 will be issued after reply statements of position. Phase 2 will address design and implementation of performance incentive mechanisms, revenue adjustment mechanisms and other regulatory reforms.
Performance-based ratemaking legislation. On April 24, 2018, Act 005, Session Laws 2018 was signed into law, which establishes performance metrics that the PUC shall consider while establishing performance incentives and penalty mechanisms under a performance-based ratemaking model. The law requires that the PUC establish these performance-based ratemaking mechanisms on or before January 1, 2020. The PUC opened a proceeding on April 18, 2018. See “Performance-based regulation proceeding” above.
Most recent rate proceedings.
Hawaiian Electric consolidated 2014 and 2017 test year rate cases. On February 16, 2018, Hawaiian Electric implemented an interim increase of $36 million. On April 13, 2018, Hawaiian Electric implemented an additional interim rate adjustment to adjust rates for the impact of the Tax Act. On June 22, 2018, the PUC issued its Final D&O, approving final

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

rate relief of a $37.7 million increase before the Tax Act impact reduction of $38.3 million, based on an ROACE of 9.5% and an overall rate of return of 7.57%. The PUC indicated that a revised energy cost recovery clause (ECRC) mechanism shall reflect a 98%/2% fossil fuel generation cost risk-sharing split between ratepayers and Hawaiian Electric, with an annual maximum upside/downside capped at $2.5 million for the utility. On December 7, 2018, the PUC approved the ECRC tariff, consistent with the rate case order, with an effective date of January 1, 2019.
Maui Electric consolidated 2015 and 2018 test year rate cases. On August 9, 2018, the PUC approved an interim rate increase based on a stipulated settlement between Maui Electric and the Consumer Advocate of $12.5 million over revenues at current effective rates based on 7.43% rate of return (which incorporates a ROACE of 9.5% and a capital structure that includes a 57% common equity capitalization) on a $462 million rate base, with the depreciation rates approved in July 2018. Interim rates went into effect on August 23, 2018.
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
On December 14, 2018, Hawaii Electric Light filed an application for a general rate increase for its 2019 test year rate case, requesting an increase of $13.4 million over revenues at current effective rates (for a 3.4% increase in revenues), based on an 8.3% rate of return (which incorporates a ROACE of 10.5%).
Tax Cuts and Jobs Act impact on utility rates. The Utilities began tracking the impact of the Tax Cuts and Jobs Act of 2017 (Tax Act) as of January 1, 2018. Each Utility accrued regulatory liabilities for estimated tax savings from January 1 to the date incorporated in rates. The Tax Act reductions were incorporated in rates as follows:

•	Hawaiian Electric (based on the 2017 test year rate case) - effective April 13, 2018.

•	Hawaii Electric Light (based on the 2016 test year rate case) - effective May 1, 2018.

•	Maui Electric’s rates were adjusted for the Tax Act as follows:

•	adjustments for the period January 1, 2018 through May 31, 2018 are in the annual Revenue Balancing Account adjustment, which became effective on June 1, 2018,

•	adjustments for the period June 1, 2018 through August 22, 2018 are embedded in the Revenue Balancing Account, which will be incorporated in rates on June 1, 2019, and

•	adjustments from August 23, 2018 and thereafter are incorporated in interim rates as a result of the 2018 test year rate case.
See discussion in “Decoupling” section above.
Consolidating financial information. Hawaiian Electric is not required to provide separate financial statements or other disclosures concerning Hawaii Electric Light and Maui Electric to holders of the 2004 Debentures, which was issued by Hawaii Electric Light and Maui Electric to HECO Capital Trust III (Trust III) since all of their voting capital stock is owned, and their obligations with respect to these securities have been fully and unconditionally guaranteed, on a subordinated basis, by Hawaiian Electric. Consolidating information is provided below for Hawaiian Electric and each of its subsidiaries for the periods ended and as of the dates indicated.
Hawaiian Electric also unconditionally guarantees Hawaii Electric Light’s and Maui Electric’s obligations (a) to the State of Hawaii for the repayment of principal and interest on Special Purpose Revenue Bonds issued for the benefit of Hawaii Electric Light and Maui Electric, (b) under their respective private placement note agreements and the Hawaii Electric Light notes and Maui Electric notes issued thereunder (see Hawaiian Electric and Subsidiaries’ Consolidated Statements of Capitalization) and (c) relating to the trust preferred securities of Trust III (see above under unconsolidated variable interest entities). Hawaiian Electric is also obligated, after the satisfaction of its obligations on its own preferred stock, to make dividend, redemption and liquidation payments on Hawaii Electric Light’s and Maui Electric’s preferred stock if the respective subsidiary is unable to make such payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating statement of income
Year ended December 31, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$1,802,550	375,493	368,700	—	(218)	[1]	$2,546,525
Expenses
Fuel oil	523,706	90,792	146,030	—	—		760,528
Purchased power	494,450	95,838	49,019	—	—		639,307
Other operation and maintenance	313,346	70,396	77,749	—	—		461,491
Depreciation	137,410	40,235	25,981	—	—		203,626
Taxes, other than income taxes	170,363	34,850	34,699	—	—		239,912
Total expenses	1,639,275	332,111	333,478	—	—		2,304,864
Operating income	163,275	43,382	35,222	—	(218)		241,661
Allowance for equity funds used during construction	9,208	478	1,191	—	—		10,877
Equity in earnings of subsidiaries	45,393	—	—	—	(45,393)	[2]	—
Retirement defined benefits expense—other than service costs	(2,649)	(417)	(565)	—	—		(3,631)
Interest expense and other charges, net	(52,180)	(11,836)	(9,550)	—	218	[1]	(73,348)
Allowance for borrowed funds used during construction	4,019	276	572	—	—		4,867
Income before income taxes	167,066	31,883	26,870	—	(45,393)		180,426
Income taxes	22,333	6,868	5,577	—	—		34,778
Net income	144,733	25,015	21,293	—	(45,393)		145,648
Preferred stock dividends of subsidiaries	—	534	381	—	—		915
Net income attributable to Hawaiian Electric	144,733	24,481	20,912	—	(45,393)		144,733
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—	—		1,080
Net income for common stock	$143,653	24,481	20,912	—	(45,393)		$143,653

Consolidating statement of comprehensive income
Year ended December 31, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$143,653	24,481	20,912	—	(45,393)		$143,653
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net losses arising during the period, net of tax benefits	(26,019)	(6,090)	(5,004)	—	11,094	[1]	(26,019)
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	19,012	2,819	2,423	—	(5,242)	[1]	19,012
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	8,325	3,305	2,788	—	(6,093)	[1]	8,325
Other comprehensive income, net of taxes	1,318	34	207	—	(241)		1,318
Comprehensive income attributable to common shareholder	$144,971	24,515	21,119	—	(45,634)		$144,971

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating statement of income
Year ended December 31, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$1,598,504	333,467	325,678	—	(83)	[1]	$2,257,566
Expenses
Fuel oil	408,204	63,894	115,670	—	—		587,768
Purchased power	454,189	87,772	44,673	—	—		586,634
Other operation and maintenance	274,391	66,184	71,332	—	—		411,907
Depreciation	130,889	38,741	23,154	—	—		192,784
Taxes, other than income taxes	152,933	31,184	30,832	—	—		214,949
Total expenses	1,420,606	287,775	285,661	—	—		1,994,042
Operating income	177,898	45,692	40,017	—	(83)		263,524
Allowance for equity funds used during construction	10,896	554	1,033	—	—		12,483
Equity in earnings of subsidiaries	38,057	—	—	—	(38,057)	[2]	—
Retirement defined benefits expense—other than service costs	(5,049)	(93)	(861)	—	—		(6,003)
Interest expense and other charges, net	(48,277)	(11,799)	(9,644)		83	[1]	(69,637)
Allowance for borrowed funds used during construction	4,089	238	451	—	—		4,778
Income before income taxes	177,614	34,592	30,996	—	(38,057)		205,145
Income taxes	56,583	13,912	12,704	—	—		83,199
Net income	121,031	20,680	18,292	—	(38,057)		121,946
Preferred stock dividends of subsidiaries	—	534	381	—	—		915
Net income attributable to Hawaiian Electric	121,031	20,146	17,911	—	(38,057)		121,031
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—	—		1,080
Net income for common stock	$119,951	20,146	17,911	—	(38,057)		$119,951

Consolidating statement of comprehensive income
Year ended December 31, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$119,951	20,146	17,911	—	(38,057)		$119,951
Other comprehensive income (loss), net of taxes:
Derivatives qualified as cash flow hedges:
Reclassification adjustment to net income, net of tax benefits	454	—	—	—	—		454
Retirement benefit plans:
Net losses arising during the period, net of tax benefits	63,105	3,093	7,329	—	(10,422)	[1]	63,105
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	14,477	1,903	1,619	—	(3,522)	[1]	14,477
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(78,724)	(4,994)	(9,003)	—	13,997	[1]	(78,724)
Other comprehensive income (loss), net of taxes	(688)	2	(55)	—	53		(688)
Comprehensive income attributable to common shareholder	$119,263	20,148	17,856	—	(38,004)		$119,263

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating statement of income
Year ended December 31, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$1,474,384	311,385	308,705	—	(106)	[1]	$2,094,368
Expenses
Fuel oil	305,359	55,094	94,251	—	—		454,704
Purchased power	431,009	81,018	50,713	—	—		562,740
Other operation and maintenance	268,118	64,216	67,597	—	—		399,931
Depreciation	126,086	37,797	23,178	—	—		187,061
Taxes, other than income taxes	141,615	29,017	29,230	—	—		199,862
Total expenses	1,272,187	267,142	264,969	—	—		1,804,298
Operating income	202,197	44,243	43,736	—	(106)		290,070
Allowance for equity funds used during construction	6,659	765	901	—	—		8,325
Equity in earnings of subsidiaries	42,391	—	—	—	(42,391)	[2]	—
Retirement defined benefits expense—other than service costs	(5,058)	319	(863)	—	—		(5,602)
Interest expense and other charges, net	(45,839)	(11,555)	(9,536)	—	106	[1]	(66,824)
Allowance for borrowed funds used during construction	2,484	294	366	—	—		3,144
Income before income taxes	202,834	34,066	34,604	—	(42,391)		229,113
Income taxes	59,437	12,277	13,087	—	—		84,801
Net income	143,397	21,789	21,517	—	(42,391)		144,312
Preferred stock dividends of subsidiaries	—	534	381	—	—		915
Net income attributable to Hawaiian Electric	143,397	21,255	21,136	—	(42,391)		143,397
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—	—		1,080
Net income for common stock	$142,317	21,255	21,136	—	(42,391)		$142,317
Consolidating statement of comprehensive income
Year ended December 31, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$142,317	21,255	21,136	—	(42,391)		$142,317
Other comprehensive income (loss), net of taxes:
Derivatives qualified as cash flow hedges:
Effective portion of foreign currency hedge net unrealized losses arising during the period, net of tax benefits	(281)	—	—	—	—		(281)
Less: reclassification adjustment to net income, net of taxes	(173)	—	—	—	—		(173)
Retirement benefit plans:
Net losses arising during the period, net of tax benefits	(42,631)	(5,141)	(5,447)	—	10,588	[1]	(42,631)
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	13,254	1,718	1,549	—	(3,267)	[1]	13,254
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of tax benefits	28,584	3,269	3,852	—	(7,121)	[1]	28,584
Other comprehensive loss, net of tax benefits	(1,247)	(154)	(46)	—	200		(1,247)
Comprehensive income attributable to common shareholder	$141,070	21,101	21,090	—	(42,191)		$141,070

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating balance sheet
December 31, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$40,449	5,606	3,612	—	—		$49,667
Plant and equipment	4,456,090	1,259,553	1,094,028	—	—		6,809,671
Less accumulated depreciation	(1,523,861)	(547,848)	(505,633)	—	—		(2,577,342)
Construction in progress	193,677	8,781	30,687	—	—		233,145
Utility property, plant and equipment, net	3,166,355	726,092	622,694	—	—		4,515,141
Nonutility property, plant and equipment, less accumulated depreciation	5,314	115	1,532	—	—		6,961
Total property, plant and equipment, net	3,171,669	726,207	624,226	—	—		4,522,102
Investment in wholly-owned subsidiaries, at equity	576,838	—	—	—	(576,838)	[2]	—
Current assets
Cash and cash equivalents	16,732	15,623	3,421	101	—		35,877
Customer accounts receivable, net	125,960	26,483	25,453	—	—		177,896
Accrued unbilled revenues, net	88,060	17,051	16,627	—	—		121,738
Other accounts receivable, net	21,962	3,131	3,033	—	(21,911)	[1]	6,215
Fuel oil stock, at average cost	54,262	11,027	14,646	—	—		79,935
Materials and supplies, at average cost	30,291	7,155	17,758	—	—		55,204
Prepayments and other	23,214	5,212	3,692	—	—		32,118
Regulatory assets	60,093	3,177	7,746	—	—		71,016
Total current assets	420,574	88,859	92,376	101	(21,911)		579,999
Other long-term assets
Regulatory assets	537,708	120,658	104,044	—	—		762,410
Other	69,749	15,944	17,299	—	—		102,992
Total other long-term assets	607,457	136,602	121,343	—	—		865,402
Total assets	$4,776,538	951,668	837,945	101	(598,749)		$5,967,503
Capitalization and liabilities
Capitalization
Common stock equity	$1,957,641	295,874	280,863	101	(576,838)	[2]	$1,957,641
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—		34,293
Long-term debt, net	1,000,137	217,749	200,916	—	—		1,418,802
Total capitalization	2,980,071	520,623	486,779	101	(576,838)		3,410,736
Current liabilities
Short-term borrowings-non-affiliate	25,000	—	—	—	—		25,000
Accounts payable	126,384	20,045	25,362	—	—		171,791
Interest and preferred dividends payable	16,203	4,203	2,841	—	(32)	[1]	23,215
Taxes accrued	164,747	34,128	34,458	—	—		233,333
Regulatory liabilities	7,699	4,872	5,406	—	—		17,977
Other	46,391	15,077	20,414	—	(21,879)	[1]	60,003
Total current liabilities	386,424	78,325	88,481	—	(21,911)		531,319
Deferred credits and other liabilities
Deferred income taxes	271,438	54,936	56,823	—	—		383,197
Regulatory liabilities	657,210	176,101	98,948	—	—		932,259
Unamortized tax credits	60,271	16,217	15,034	—	—		91,522
Defined benefit pension and other postretirement benefit plans liability	359,174	73,147	71,338	—	—		503,659
Other	61,950	32,319	20,542	—	—		114,811
Total deferred credits and other liabilities	1,410,043	352,720	262,685	—	—		2,025,448
Total capitalization and liabilities	$4,776,538	951,668	837,945	101	(598,749)		$5,967,503

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating balance sheet
December 31, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$40,392	5,922	3,016	—	—		$49,330
Plant and equipment	4,144,472	1,207,043	1,053,372	—	—		6,404,887
Less accumulated depreciation	(1,451,612)	(528,024)	(496,716)	—	—		(2,476,352)
Construction in progress	231,571	8,182	23,341	—	—		263,094
Utility property, plant and equipment, net	2,964,823	693,123	583,013	—	—		4,240,959
Nonutility property, plant and equipment, less accumulated depreciation	5,933	115	1,532	—	—		7,580
Total property, plant and equipment, net	2,970,756	693,238	584,545	—	—		4,248,539
Investment in wholly-owned subsidiaries, at equity	557,013	—	—	—	(557,013)	[2]	—
Current assets
Cash and cash equivalents	2,059	4,025	6,332	101	—		12,517
Advances to affiliates	—	—	12,000	—	(12,000)	[1]	—
Customer accounts receivable, net	86,987	22,510	18,392	—	—		127,889
Accrued unbilled revenues, net	77,176	15,940	13,938	—	—		107,054
Other accounts receivable, net	11,376	2,268	1,210	—	(7,691)	[1]	7,163
Fuel oil stock, at average cost	64,972	8,698	13,203	—	—		86,873
Materials and supplies, at average cost	28,325	8,041	18,031	—	—		54,397
Prepayments and other	17,928	4,514	2,913	—	—		25,355
Regulatory assets	76,203	5,038	7,149	—	—		88,390
Total current assets	365,026	71,034	93,168	101	(19,691)		509,638
Other long-term assets
Regulatory assets	557,464	122,783	100,660	—	—		780,907
Other	60,157	16,311	15,061	—	—		91,529
Total other long-term assets	617,621	139,094	115,721	—	—		872,436
Total assets	$4,510,416	903,366	793,434	101	(576,704)		$5,630,613
Capitalization and liabilities
Capitalization
Common stock equity	$1,845,283	286,647	270,265	101	(557,013)	[2]	$1,845,283
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—		34,293
Long-term debt, net	924,979	202,701	190,836	—	—		1,318,516
Total capitalization	2,792,555	496,348	466,101	101	(557,013)		3,198,092
Current liabilities
Current portion of long-term debt	29,978	10,992	8,993	—	—		49,963
Short-term borrowings-non-affiliate	4,999	—	—	—	—		4,999
Short-term borrowings-affiliate	12,000	—	—	—	(12,000)	[1]	—
Accounts payable	121,328	17,855	20,427	—	—		159,610
Interest and preferred dividends payable	15,677	4,174	2,735	—	(11)	[1]	22,575
Taxes accrued	133,839	34,950	30,312	—	—		199,101
Regulatory liabilities	607	1,245	1,549	—	—		3,401
Other	43,121	9,818	14,197	—	(7,680)	[1]	59,456
Total current liabilities	361,549	79,034	78,213	—	(19,691)		499,105
Deferred credits and other liabilities
Deferred income taxes	281,223	56,955	55,863	—	—		394,041
Regulatory liabilities	613,329	169,139	94,901	—	—		877,369
Unamortized tax credits	59,039	16,167	15,163	—	—		90,369
Defined benefit pension and other postretirement benefit plans liability	340,983	66,447	65,518	—	—		472,948
Other	61,738	19,276	17,675	—	—		98,689
Total deferred credits and other liabilities	1,356,312	327,984	249,120	—	—		1,933,416
Total capitalization and liabilities	$4,510,416	903,366	793,434	101	(576,704)		$5,630,613

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating statements of changes in common stock equity

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2015	$1,728,325	292,702	263,725	101	(556,528)	$1,728,325
Net income for common stock	142,317	21,255	21,136	—	(42,391)	142,317
Other comprehensive loss, net of tax benefits	(1,247)	(154)	(46)	—	200	(1,247)
Issuance of common stock, net of expenses	23,991	(5)	—	—	5	23,991
Common stock dividends	(93,599)	(22,507)	(25,261)	—	47,768	(93,599)
Balance, December 31, 2016	1,799,787	291,291	259,554	101	(550,946)	1,799,787
Net income for common stock	119,951	20,146	17,911	—	(38,057)	119,951
Other comprehensive income (loss), net of taxes	(688)	2	(55)	—	53	(688)
Issuance of common stock, net of expenses	14,000	4	4,801	—	(4,805)	14,000
Common stock dividends	(87,767)	(24,796)	(11,946)	—	36,742	(87,767)
Balance, December 31, 2017	1,845,283	286,647	270,265	101	(557,013)	1,845,283
Net income for common stock	143,653	24,481	20,912	—	(45,393)	143,653
Other comprehensive income, net of taxes	1,318	34	207	—	(241)	1,318
Issuance of common stock, net of expenses	70,692	1	1,498	—	(1,499)	70,692
Common stock dividends	(103,305)	(15,289)	(12,019)	—	27,308	(103,305)
Balance, December 31, 2018	$1,957,641	295,874	280,863	101	(576,838)	$1,957,641

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating statement of cash flows
Year ended December 31, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$144,733	25,015	21,293	—	(45,393)	[2]	$145,648
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(45,493)	—	—	—	45,393	[2]	(100)
Common stock dividends received from subsidiaries	27,408	—	—	—	(27,308)	[2]	100
Depreciation of property, plant and equipment	137,410	40,235	25,981	—	—		203,626
Other amortization	20,956	5,069	577	—	—		26,602
Deferred income taxes	(9,806)	(341)	2,165	—	—		(7,982)
Allowance for equity funds used during construction	(9,208)	(478)	(1,191)	—	—		(10,877)
Other	(1,033)	(213)	(324)	—	—		(1,570)
Changes in assets and liabilities:
Increase in accounts receivable	(51,656)	(4,867)	(8,614)	—	14,220	[1]	(50,917)
Increase in accrued unbilled revenues	(10,884)	(1,111)	(2,689)	—	—		(14,684)
Decrease (increase) in fuel oil stock	10,710	(2,329)	(1,443)	—	—		6,938
Decrease (increase) in materials and supplies	(1,966)	886	273	—	—		(807)
Decrease (increase) in regulatory assets	12,192	71	(3,011)	—	—		9,252
Increase in accounts payable	14,748	6,104	3,506	—	—		24,358
Change in prepaid and accrued income taxes, tax credits and revenue taxes	24,438	(2,118)	3,047	—	(331)	[1]	25,036
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	17,178	(760)	2,328	—	—		18,746
Change in other assets and liabilities	18,484	8,186	7,794	—	(14,220)	[1]	20,244
Net cash provided by operating activities	298,211	73,349	49,692	—	(27,639)		393,613
Cash flows from investing activities
Capital expenditures	(330,531)	(54,553)	(60,779)	—	—		(445,863)
Contributions in aid of construction	24,828	3,499	2,272	—	—		30,599
Advances from (to) affiliates	—	—	12,000	—	(12,000)	[1]	—
Other	3,226	1,182	3,843	—	1,831	[1], [2]	10,082
Net cash used in investing activities	(302,477)	(49,872)	(42,664)	—	(10,169)		(405,182)
Cash flows from financing activities
Common stock dividends	(103,305)	(15,289)	(12,019)	—	27,308	[2]	(103,305)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from issuance of common stock	70,700	—	1,500	—	(1,500)	[2]	70,700
Proceeds from issuance of long-term debt	75,000	15,000	10,000	—	—		100,000
Repayment of long-term debt	(30,000)	(11,000)	(9,000)	—	—		(50,000)
Net decrease in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(16,999)	—	—	—	12,000	[1]	(4,999)
Proceeds from other bank borrowings	25,000	—	—	—	—		25,000
Other	(377)	(56)	(39)	—	—		(472)
Net cash provided by (used in) financing activities	18,939	(11,879)	(9,939)	—	37,808		34,929
Net increase (decrease) in cash and cash equivalents	14,673	11,598	(2,911)	—	—		23,360
Cash and cash equivalents, January 1	2,059	4,025	6,332	101	—		12,517
Cash and cash equivalents, December 31	$16,732	15,623	3,421	101	—		$35,877

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating statement of cash flows
Year ended December 31, 2017

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$121,031	20,680	18,292	—	(38,057)	[2]	$121,946
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(38,157)	—	—	—	38,057	[2]	(100)
Common stock dividends received from subsidiaries	36,867	—	—	—	(36,742)	[2]	125
Depreciation of property, plant and equipment	130,889	38,741	23,154	—	—		192,784
Other amortization	2,398	3,225	2,875	—	—		8,498
Deferred income taxes	26,342	3,954	8,004	—	(263)	[1]	38,037
Allowance for equity funds used during construction	(10,896)	(554)	(1,033)	—	—		(12,483)
Other	(1,154)	430	(342)	—	—		(1,066)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,817	(359)	45	—	1,411	[1]	2,914
Increase in accrued unbilled revenues	(11,355)	(2,376)	(1,630)	—	—		(15,361)
Increase in fuel oil stock	(17,733)	(469)	(2,241)	—	—		(20,443)
Decrease (increase) in materials and supplies	1,603	(661)	(1,660)	—	—		(718)
Increase in regulatory assets	(8,395)	(4,007)	(4,854)	—	—		(17,256)
Increase (decrease) in accounts payable	23,519	(3,547)	5,762	—	—		25,734
Change in prepaid and accrued income taxes, tax credits and revenue taxes	16,716	7,961	5,362	—	(177)	[1]	29,862
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	709	52	(157)	—	—		604
Change in other assets and liabilities	(16,213)	(433)	166	—	(1,411)	[1]	(17,891)
Net cash provided by operating activities	257,988	62,637	51,743	—	(37,182)		335,186
Cash flows from investing activities
Capital expenditures	(339,279)	(52,077)	(50,242)	—	—		(441,598)
Contributions in aid of construction	57,527	4,293	2,913	—	—		64,733
Advances from (to) affiliates	—	3,500	(2,000)	—	(1,500)	[1]	—
Other	(1,711)	649	400	—	5,240	[1],[2]	4,578
Net cash used in investing activities	(283,463)	(43,635)	(48,929)	—	3,740		(372,287)
Cash flows from financing activities
Common stock dividends	(87,767)	(24,796)	(11,946)	—	36,742	[2]	(87,767)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from the issuance of common stock	14,000	—	4,800	—	(4,800)	[2]	14,000
Proceeds from the issuance of long-term debt	202,000	28,000	85,000	—	—		315,000
Funds transferred for redemption of special purpose revenue bonds	(162,000)	(28,000)	(75,000)	—	—		(265,000)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	3,499	—	—	—	1,500	[1]	4,999
Other	(2,506)	(396)	(1,003)	—	—		(3,905)
Net cash provided by (used in) financing activities	(33,854)	(25,726)	1,470	—	33,442		(24,668)
Net increase (decrease) in cash and cash equivalents	(59,329)	(6,724)	4,284	—	—		(61,769)
Cash and cash equivalents, January 1	61,388	10,749	2,048	101	—		74,286
Cash and cash equivalents, December 31	$2,059	4,025	6,332	101	—		$12,517

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating statement of cash flows
Year ended December 31, 2016

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$143,397	21,789	21,517	—	(42,391)	[2]	$144,312
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(42,491)	—	—	—	42,391	[2]	(100)
Common stock dividends received from subsidiaries	47,843	—	—	—	(47,768)	[2]	75
Depreciation of property, plant and equipment	126,086	37,797	23,178	—	—		187,061
Other amortization	2,979	1,817	2,139	—	—		6,935
Deferred income taxes	54,721	7,027	12,661	—	(23)	[1]	74,386
Allowance for equity funds used during construction	(6,659)	(765)	(901)	—	—		(8,325)
Other	(2,517)	(750)	(433)	—	—		(3,700)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	10,175	(718)	1,776	—	(2,682)	[1]	8,551
Increase in accrued unbilled revenues	(5,741)	(1,033)	(410)	—	—		(7,184)
Decrease in fuel oil stock	2,216	81	2,489	—	—		4,786
Decrease (increase) in materials and supplies	993	(515)	272	—	—		750
Increase in regulatory assets	(16,161)	(1,243)	(869)	—	—		(18,273)
Increase (decrease) in accounts payable	(10,247)	768	(1,135)	—	—		(10,614)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	2,933	2,645	(3,478)	—	23	[1]	2,123
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	599	53	(168)	—	—		484
Change in other assets and liabilities	(11,682)	(78)	(2,272)	—	2,682	[1]	(11,350)
Net cash provided by operating activities	296,444	66,875	54,366	—	(47,768)		369,917
Cash flows from investing activities
Capital expenditures	(236,425)	(51,344)	(32,668)	—	—		(320,437)
Contributions in aid of construction	23,611	3,412	3,077	—	—		30,100
Advances from (to) affiliates	—	12,000	(2,500)	—	(9,500)	[1]	—
Other	1,932	175	31	—	—		2,138
Net cash used in investing activities	(210,882)	(35,757)	(32,060)	—	(9,500)		(288,199)
Cash flows from financing activities
Common stock dividends	(93,599)	(22,507)	(25,261)	—	47,768	[2]	(93,599)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from the issuance of common stock	24,000	—	—	—	—		24,000
Proceeds from the issuance of long-term debt	40,000	—	—	—	—		40,000
Net decrease in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(9,500)	—	—	—	9,500	[1]	—
Other	(276)	(10)	(1)	—	—		(287)
Net cash used in financing activities	(40,455)	(23,051)	(25,643)	—	57,268		(31,881)
Net increase (decrease) in cash and cash equivalents	45,107	8,067	(3,337)	—	—		49,837
Cash and cash equivalents, January 1	16,281	2,682	5,385	101	—		24,449
Cash and cash equivalents, December 31	$61,388	10,749	2,048	101	—		$74,286

Explanation of consolidating adjustments on consolidating schedules:

[1]	Eliminations of intercompany receivables and payables and other intercompany transactions.

[2]	Elimination of investment in subsidiaries, carried at equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4· Bank segment (HEI only)
Selected financial information
American Savings Bank, F.S.B.
Statements of Income Data

Years ended December 31	2018	2017	2016
(in thousands)
Interest and dividend income
Interest and fees on loans	$220,463	$207,255	$199,774
Interest and dividends on investment securities	37,762	28,823	19,184
Total interest and dividend income	258,225	236,078	218,958
Interest expense
Interest on deposit liabilities	13,991	9,660	7,167
Interest on other borrowings	1,548	2,496	5,588
Total interest expense	15,539	12,156	12,755
Net interest income	242,686	223,922	206,203
Provision for loan losses	14,745	10,901	16,763
Net interest income after provision for loan losses	227,941	213,021	189,440
Noninterest income
Fees from other financial services	18,937	22,796	22,384
Fee income on deposit liabilities	21,311	22,204	21,759
Fee income on other financial products	7,052	7,205	8,707
Bank-owned life insurance	5,057	5,539	4,637
Mortgage banking income	1,493	2,201	6,625
Gains on sale of investment securities, net	—	—	598
Other income, net	2,200	1,617	2,256
Total noninterest income	56,050	61,562	66,966
Noninterest expense
Compensation and employee benefits	98,387	94,931	89,242
Occupancy	17,073	16,699	16,321
Data processing	14,268	13,280	13,030
Services	10,847	10,994	11,054
Equipment	7,186	7,232	6,938
Office supplies, printing and postage	6,134	6,182	6,075
Marketing	3,567	3,501	3,489
FDIC insurance	2,713	2,904	3,543
Other expense	17,238	20,144	19,362
Total noninterest expense	177,413	175,867	169,054
Income before income taxes	106,578	98,716	87,352
Income taxes	24,069	31,719	30,073
Net income	$82,509	$66,997	$57,279

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reconciliation to amounts per HEI Consolidated Statements of Income*:

Years ended December 31	2018	2017	2016
(in thousands)
Interest and dividend income	$258,225	$236,078	$218,958
Noninterest income	56,050	61,562	66,966
*Revenues-Bank	314,275	297,640	285,924
Total interest expense	15,539	12,156	12,755
Provision for loan losses	14,745	10,901	16,763
Total noninterest expense	177,413	175,867	169,054
Less: Retirement defined benefits expense—other than service costs	(1,657)	(820)	(875)
*Expenses-Bank	206,040	198,104	197,697
*Operating income-Bank	108,235	99,536	88,227
Add back: Retirement defined benefits expense—other than service costs	1,657	820	875
Income before income taxes	$106,578	$98,716	$87,352

Statements of Comprehensive Income Data

Years ended December 31	2018	2017	2016
(in thousands)
Net income	$82,509	$66,997	$57,279
Other comprehensive income (loss), net of taxes:
Net unrealized losses on available-for sale investment securities:
Net unrealized losses on available-for sale investment securities arising during the period, net of tax benefits of $3,468, $2,886 and $3,763 for 2018, 2017 and 2016, respectively	(9,472)	(4,370)	(5,699)
Reclassification adjustment for net realized gains included in net income, net of taxes of nil, nil and $238 for 2018, 2017 and 2016, respectively	—	—	(360)
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $1,108, $812 and $566 for 2018, 2017 and 2016, respectively	2,353	1,231	857
Other comprehensive loss, net of tax benefits	(7,119)	(3,139)	(5,202)
Comprehensive income	$75,390	$63,858	$52,077

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Balance Sheets Data

December 31		2018		2017
(in thousands)
Assets
Cash and due from banks		$122,059		$140,934
Interest-bearing deposits		4,225		93,165
Investment securities
Available-for-sale, at fair value		1,388,533		1,401,198
Held-to-maturity, at amortized cost (fair value of $142,057 and $44,412 at December 31, 2018 and 2017, respectively)		141,875		44,515
Stock in Federal Home Loan Bank, at cost		9,958		9,706
Loans held for investment		4,843,021		4,670,768
Allowance for loan losses		(52,119)		(53,637)
Net loans		4,790,902		4,617,131
Loans held for sale, at lower of cost or fair value		1,805		11,250
Other		486,347		398,570
Goodwill		82,190		82,190
Total assets		$7,027,894		$6,798,659
Liabilities and shareholder’s equity
Deposit liabilities–noninterest-bearing		$1,800,727		$1,760,233
Deposit liabilities–interest-bearing		4,358,125		4,130,364
Other borrowings		110,040		190,859
Other		124,613		110,356
Total liabilities		6,393,505		6,191,812
Commitments and contingencies
Common stock		1		1
Additional paid in capital		347,170		345,018
Retained earnings		325,286		292,957
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(24,423)		$(14,951)
Retirement benefit plans	(13,645)	(38,068)	(16,178)	(31,129)
Total shareholder’s equity		634,389		606,847
Total liabilities and shareholder’s equity		$7,027,894		$6,798,659

December 31	2018	2017
(in thousands)
Other assets
Bank-owned life insurance	$151,172	$148,775
Premises and equipment, net	214,415	136,270
Accrued interest receivable	20,140	18,724
Mortgage servicing rights	8,062	8,639
Low-income housing investments	67,626	59,016
Real estate acquired in settlement of loans, net	406	133
Other	24,526	27,013
	$486,347	$398,570
Other liabilities
Accrued expenses	$54,084	$39,312
Federal and state income taxes payable	2,012	3,736
Cashier’s checks	26,906	27,000
Advance payments by borrowers	10,183	10,245
Other	31,428	30,063
	$124,613	$110,356

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
The increase in premises and equipment, net was due to the expenditures of $76.5 million for the new campus project.
Investment securities. The major components of investment securities were as follows:

					Gross unrealized losses
		Gross	Gross	Estimated	Less than 12 months			12 months or longer
(dollars in thousands)	Amortized cost	unrealized gains	unrealized losses	fair value	Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
December 31, 2018
Available-for-sale
U.S. Treasury and federal agency obligations	$156,694	$62	$(2,407)	$154,349	5	$25,882	$(208)	19	$118,405	$(2,199)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,192,169	789	(31,542)	1,161,416	22	129,011	(1,330)	145	947,890	(30,212)
Corporate bonds	49,398	103	(369)	49,132	6	23,175	(369)	—	—	—
Mortgage revenue bonds	23,636	—	—	23,636	—	—	—	—	—	—
	$1,421,897	$954	$(34,318)	$1,388,533	33	$178,068	$(1,907)	164	$1,066,295	$(32,411)
Held-to-maturity
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$141,875	$1,446	$(1,264)	$142,057	3	$29,814	$(400)	2	$31,505	$(864)
	$141,875	$1,446	$(1,264)	$142,057	3	$29,814	$(400)	2	$31,505	$(864)
December 31, 2017
Available-for-sale
U.S. Treasury and federal agency obligations	$185,891	$438	$(2,031)	$184,298	15	$83,137	$(825)	8	$62,296	$(1,206)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,220,304	793	(19,624)	1,201,473	67	653,635	(6,839)	77	459,912	(12,785)
Mortgage revenue bond	15,427	—	—	15,427	—	—	—	—	—	—
	$1,421,622	$1,231	$(21,655)	$1,401,198	82	$736,772	$(7,664)	85	$522,208	$(13,991)
Held-to-maturity
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$44,515	$1	$(104)	$44,412	2	$35,744	$(104)	—	$—	$—
	$44,515	$1	$(104)	$44,412	2	$35,744	$(104)	—	$—	$—
ASB does not believe that the investment securities that were in an unrealized loss position as of December 31, 2018, represent an OTTI. Total gross unrealized losses were primarily attributable to change in market conditions. On a quarterly basis the investment securities are evaluated for changes in financial condition of the issuer. Based upon ASB’s evaluation, all securities held within the investment portfolio continue to be investment grade by one or more agencies. The contractual cash flows of the U.S. Treasury, federal agency obligations and agency mortgage-backed securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB did not recognize OTTI for 2018, 2017 and 2016.
U.S. Treasury, federal agency obligations, corporate bonds, and mortgage revenue bonds have contractual terms to maturity. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The contractual maturities of investment securities were as follows:

	Amortized	Fair
December 31, 2018	Cost	value
(in thousands)
Available-for-sale
Due in one year or less	$20,002	$19,955
Due after one year through five years	117,549	116,508
Due after five years through ten years	76,750	75,227
Due after ten years	15,427	15,427
	229,728	227,117
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,192,169	1,161,416
Total available-for-sale securities	$1,421,897	$1,388,533
Held-to-maturity
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$141,875	$142,057
Total held-to-maturity securities	$141,875	$142,057
The proceeds, gross gains and losses from sales of available-for-sale securities were as follows:

Years ended December 31	2018	2017	2016
(in millions)
Proceeds	$—	$—	$16.4
Gross gains	—	—	0.6
Gross losses	—	—	—
Interest income from taxable and non-taxable investment securities were as follows:

Years ended December 31	2018	2017	2016
(in thousands)
Taxable	$37,153	$28,398	$19,166
Non-taxable	609	425	18
	$37,762	$28,823	$19,184
ASB pledged securities with a market value of approximately $546.1 million and $411.4 million as of December 31, 2018 and 2017, respectively, as collateral for public funds and other deposits, automated clearinghouse transactions with Bank of Hawaii, borrowing at the discount window of the Federal Reserve Bank of San Francisco, and deposits in ASB’s bankruptcy account with the Federal Reserve Bank of San Francisco. As of December 31, 2018 and 2017, securities with a carrying value of $92.0 million and $165.1 million, respectively, were pledged as collateral for securities sold under agreements to repurchase.
Stock in FHLB.  As of December 31, 2018 and 2017, ASB’s stock in FHLB was carried at cost ($10.0 million and $9.7 million, respectively) because it can only be redeemed at par and it is a required investment based on measurements of ASB’s capital, assets and borrowing levels.
Quarterly and as conditions warrant, ASB reviews its investment in the stock of the FHLB for impairment. ASB evaluated its investment in FHLB stock for OTTI as of December 31, 2018, consistent with its accounting policy. ASB did not recognize an OTTI loss for 2018, 2017 and 2016 based on its evaluation of the underlying investment.
Future deterioration in the FHLB’s financial position and/or negative developments in any of the factors considered in ASB’s impairment evaluation may result in future impairment losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Loans. The components of loans were summarized as follows:

December 31	2018	2017
(in thousands)
Real estate:
Residential 1-4 family	$2,143,397	$2,118,047
Commercial real estate	748,398	733,106
Home equity line of credit	978,237	913,052
Residential land	13,138	15,797
Commercial construction	92,264	108,273
Residential construction	14,307	14,910
Total real estate	3,989,741	3,903,185
Commercial	587,891	544,828
Consumer	266,002	223,564
Total loans	4,843,634	4,671,577
Less: Deferred fees and discounts	(613)	(809)
Allowance for loan losses	(52,119)	(53,637)
Total loans, net	$4,790,902	$4,617,131
ASB’s policy is to require private mortgage insurance on all real estate loans when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For non-owner occupied residential properties, the loan-to-value ratio may not exceed 80% of the lower of the appraised value or purchase price at origination.
ASB services real estate loans for investors (principal balance of $1.2 billion as of December 31, 2018, 2017 and 2016), which are not included in the accompanying balance sheets data. ASB reports fees earned for servicing such loans as income when the related mortgage loan payments are collected and charges loan servicing cost to expense as incurred.
As of December 31, 2018 and 2017, ASB had pledged loans with an amortized cost of approximately $2.7 billion and $2.4 billion, respectively, as collateral to secure advances from the FHLB.
As of December 31, 2018 and 2017, the aggregate amount of loans to directors and executive officers of ASB and its affiliates and any related interests (as defined in Federal Reserve Board (FRB) Regulation O) of such individuals, was $24.0 million and $23.8 million, respectively. As of December 31, 2018 and 2017, $18.3 million and $18.7 million of the loan balances, respectively, were to related interests of individuals who are directors of ASB. All such loans were made at ASB’s normal credit terms.
Allowance for loan losses.  As discussed in Note 1, ASB must maintain an allowance for loan losses that is adequate to absorb estimated probable credit losses associated with its loan portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The allowance for loan losses (balances and changes) and financing receivables were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial	Consumer	Total
December 31, 2018
Allowance for loan losses:
Beginning balance	$2,902	$15,796	$7,522	$896	$4,671	$12	$10,851	$10,987	$53,637
Charge-offs	(128)	—	(353)	(18)	—	—	(2,722)	(17,296)	(20,517)
Recoveries	74	—	257	179	—	—	2,136	1,608	4,254
Provision	(872)	(1,291)	(1,055)	(578)	(1,881)	(8)	(1,040)	21,470	14,745
Ending balance	$1,976	$14,505	$6,371	$479	$2,790	$4	$9,225	$16,769	$52,119
Ending balance: individually evaluated for impairment	$876	$7	$701	$6	$—	$—	$628	$4	$2,222
Ending balance: collectively evaluated for impairment	$1,100	$14,498	$5,670	$473	$2,790	$4	$8,597	$16,765	$49,897
Financing Receivables:
Ending balance	$2,143,397	$748,398	$978,237	$13,138	$92,264	$14,307	$587,891	$266,002	$4,843,634
Ending balance: individually evaluated for impairment	$16,494	$915	$14,800	$2,059	$—	$—	$5,340	$89	$39,697
Ending balance: collectively evaluated for impairment	$2,126,903	$747,483	$963,437	$11,079	$92,264	$14,307	$582,551	$265,913	$4,803,937
December 31, 2017
Allowance for loan losses:
Beginning balance	$2,873	$16,004	$5,039	$1,738	$6,449	$12	$16,618	$6,800	$55,533
Charge-offs	(826)	—	(14)	(210)	—	—	(4,006)	(11,757)	(16,813)
Recoveries	157	—	308	482	—	—	1,852	1,217	4,016
Provision	698	(208)	2,189	(1,114)	(1,778)	—	(3,613)	14,727	10,901
Ending balance	$2,902	$15,796	$7,522	$896	$4,671	$12	$10,851	$10,987	$53,637
Ending balance: individually evaluated for impairment	$1,248	$65	$647	$47	$—	$—	$694	$29	$2,730
Ending balance: collectively evaluated for impairment	$1,654	$15,731	$6,875	$849	$4,671	$12	$10,157	$10,958	$50,907
Financing Receivables:
Ending balance	$2,118,047	$733,106	$913,052	$15,797	$108,273	$14,910	$544,828	$223,564	$4,671,577
Ending balance: individually evaluated for impairment	$18,284	$1,016	$8,188	$1,265	$—	$—	$4,574	$66	$33,393
Ending balance: collectively evaluated for impairment	$2,099,763	$732,090	$904,864	$14,532	$108,273	$14,910	$540,254	$223,498	$4,638,184
December 31, 2016
Allowance for loan losses:
Beginning balance	$4,186	$11,342	$7,260	$1,671	$4,461	$13	$17,208	$3,897	$50,038
Charge-offs	(639)	—	(112)	(138)	—	—	(5,943)	(7,413)	(14,245)
Recoveries	421	—	59	461	—	—	1,093	943	2,977
Provision	(1,095)	4,662	(2,168)	(256)	1,988	(1)	4,260	9,373	16,763
Ending balance	$2,873	$16,004	$5,039	$1,738	$6,449	$12	$16,618	$6,800	$55,533
Ending balance: individually evaluated for impairment	$1,352	$80	$215	$789	$—	$—	$1,641	$6	$4,083
Ending balance: collectively evaluated for impairment	$1,521	$15,924	$4,824	$949	$6,449	$12	$14,977	$6,794	$51,450
Financing Receivables:
Ending balance	$2,048,051	$800,395	$863,163	$18,889	$126,768	$16,080	$692,051	$178,222	$4,743,619
Ending balance: individually evaluated for impairment	$19,854	$1,569	$6,158	$3,629	$—	$—	$20,539	$10	$51,759
Ending balance: collectively evaluated for impairment	$2,028,197	$798,826	$857,005	$15,260	$126,768	$16,080	$671,512	$178,212	$4,691,860

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
The credit risk profile by internally assigned grade for loans was as follows:

December 31	2018				2017
(in thousands)	Commercial real estate	Commercial construction	Commercial	Total	Commercial real estate	Commercial construction	Commercial	Total
Grade:
Pass	$658,288	$89,974	$547,640	$1,295,902	$630,877	$83,757	$492,942	$1,207,576
Special mention	32,871	—	11,598	44,469	49,347	22,500	27,997	99,844
Substandard	57,239	2,290	28,653	88,182	52,882	2,016	23,421	78,319
Doubtful	—	—	—	—	—	—	468	468
Loss	—	—	—	—	—	—	—	—
Total	$748,398	$92,264	$587,891	$1,428,553	$733,106	$108,273	$544,828	$1,386,207

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
December 31, 2018
Real estate:
Residential 1-4 family	$3,757	$2,773	$2,339	$8,869	$2,134,528	$2,143,397	$—
Commercial real estate	—	—	—	—	748,398	748,398	—
Home equity line of credit	1,139	681	2,720	4,540	973,697	978,237	—
Residential land	9	—	319	328	12,810	13,138	—
Commercial construction	—	—	—	—	92,264	92,264	—
Residential construction	—	—	—	—	14,307	14,307	—
Commercial	315	281	548	1,144	586,747	587,891	—
Consumer	5,220	3,166	2,702	11,088	254,914	266,002	—
Total loans	$10,440	$6,901	$8,628	$25,969	$4,817,665	$4,843,634	$—
December 31, 2017
Real estate:
Residential 1-4 family	$1,532	$1,715	$5,071	$8,318	$2,109,729	$2,118,047	$—
Commercial real estate	—	—	—	—	733,106	733,106	—
Home equity line of credit	425	114	2,051	2,590	910,462	913,052	—
Residential land	23	—	625	648	15,149	15,797	—
Commercial construction	—	—	—	—	108,273	108,273	—
Residential construction	—	—	—	—	14,910	14,910	—
Commercial	1,825	2,025	730	4,580	540,248	544,828	—
Consumer	3,432	2,159	1,876	7,467	216,097	223,564	—
Total loans	$7,237	$6,013	$10,353	$23,603	$4,647,974	$4,671,577	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The credit risk profile based on nonaccrual loans, accruing loans 90 days or more past due, and TDR loans was as follows:

December 31	2018	2017
(in thousands)
Real estate:
Residential 1-4 family	$12,037	$12,598
Commercial real estate	—	—
Home equity line of credit	6,348	4,466
Residential land	436	841
Commercial construction	—	—
Residential construction	—	—
Commercial	4,278	3,069
Consumer	4,196	2,617
Total nonaccrual loans	$27,295	$23,591
Real estate:
Residential 1-4 family	$—	$—
Commercial real estate	—	—
Home equity line of credit	—	—
Residential land	—	—
Commercial construction	—	—
Residential construction	—	—
Commercial	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	$—	$—
Real estate:
Residential 1-4 family	$10,194	$10,982
Commercial real estate	915	1,016
Home equity line of credit	11,597	6,584
Residential land	1,622	425
Commercial construction	—	—
Residential construction	—	—
Commercial	1,527	1,741
Consumer	62	66
Total troubled debt restructured loans not included above	$25,917	$20,814

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

December 31	2018			2017
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded
Real estate:
Residential 1-4 family	$7,822	$8,333	$—	$9,097	$9,644	$—
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	2,743	3,004	—	1,496	1,789	—
Residential land	2,030	2,228	—	1,143	1,434	—
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	3,722	4,775	—	2,328	3,166	—
Consumer	32	32	—	8	8	—
	16,349	18,372	—	14,072	16,041	—
With an allowance recorded
Real estate:
Residential 1-4 family	8,672	8,875	876	9,187	9,390	1,248
Commercial real estate	915	915	7	1,016	1,016	65
Home equity line of credit	12,057	12,086	701	6,692	6,736	647
Residential land	29	29	6	122	122	47
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	1,618	1,618	628	2,246	2,252	694
Consumer	57	57	4	58	58	29
	23,348	23,580	2,222	19,321	19,574	2,730
Total
Real estate:
Residential 1-4 family	16,494	17,208	876	18,284	19,034	1,248
Commercial real estate	915	915	7	1,016	1,016	65
Home equity line of credit	14,800	15,090	701	8,188	8,525	647
Residential land	2,059	2,257	6	1,265	1,556	47
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	5,340	6,393	628	4,574	5,418	694
Consumer	89	89	4	66	66	29
	$39,697	$41,952	$2,222	$33,393	$35,615	$2,730

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASB’s average recorded investment of, and interest income recognized from, impaired loans were as follows:

December 31	2018		2017		2016
(in thousands)	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$8,595	$445	$9,440	$316	$10,136	$324
Commercial real estate	—	—	91	11	1,124	—
Home equity line of credit	2,206	75	1,976	101	1,105	23
Residential land	1,532	40	1,094	117	1,518	66
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	3,275	28	2,776	54	8,694	370
Consumer	22	—	1	—	2	—
	15,630	588	15,378	599	22,579	783
With an allowance recorded
Real estate:
Residential 1-4 family	8,878	363	9,818	493	11,589	457
Commercial real estate	982	42	1,241	54	1,962	15
Home equity line of credit	10,617	440	5,045	251	3,765	137
Residential land	37	3	1,308	97	2,964	206
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	1,789	122	3,691	723	16,106	456
Consumer	57	4	57	3	12	—
	22,360	974	21,160	1,621	36,398	1,271
Total
Real estate:
Residential 1-4 family	17,473	808	19,258	809	21,725	781
Commercial real estate	982	42	1,332	65	3,086	15
Home equity line of credit	12,823	515	7,021	352	4,870	160
Residential land	1,569	43	2,402	214	4,482	272
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	5,064	150	6,467	777	24,800	826
Consumer	79	4	58	3	14	—
	$37,990	$1,562	$36,538	$2,220	$58,977	$2,054
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
Loan modifications that occurred during 2018, 2017, and 2016 and the impact on the allowance for loan losses were as follows:

(dollars in thousands)	Number of contracts	Outstanding recorded investment		Net increase in ALLL
Years ended		Pre-modification	Post-modification
December 31, 2018
Real estate:
Residential 1-4 family	5	$1,107	$1,133	$17
Commercial real estate	—	—	—	—
Home equity line of credit	58	7,487	7,492	1,220
Residential land	5	1,776	1,786	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	13	2,550	2,550	176
Consumer	—	—	—	—
	81	$12,920	$12,961	$1,413
December 31, 2017
Real estate:
Residential 1-4 family	7	$742	$750	$45
Commercial real estate	—	—	—	—
Home equity line of credit	46	3,016	3,002	557
Residential land	1	92	92	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	9	889	889	248
Consumer	1	59	59	27
	64	$4,798	$4,792	$877
December 31, 2016
Real estate:
Residential 1-4 family	14	$3,131	$3,245	$337
Commercial real estate	—	—	—	—
Home equity line of credit	36	3,337	3,337	554
Residential land	2	203	204	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	15	20,266	20,266	865
Consumer	—	—	—	—
	67	$26,937	$27,052	$1,756

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Loans modified in TDRs that experienced a payment default of 90 days or more in 2018, 2017, and 2016 and for which the payment default occurred within one year of the modification, were as follows:

Years ended December 31	2018		2017		2016
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate:
Residential 1-4 family	—	$—	1	$222	1	$239
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	1	81	—	—	—	—
Residential land	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	1	246	—	—	1	24
Consumer	—	—	—	—	—	—
	2	$327	1	$222	2	$263
If loans modified in a TDR subsequently default, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR were nil at December 31, 2018 and 2017.

The Company had $4.2 million and $4.3 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at December 31, 2018 and 2017, respectively.
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received $112.2 million, $128.0 million and $236.1 million of proceeds from the sale of residential mortgages in 2018, 2017, and 2016, respectively, and recognized gains on such sales of $1.5 million, $2.2 million, and $6.6 million in 2018, 2017, and 2016, respectively. Repurchased mortgage loans were nil for 2018, 2017 and 2016.
Mortgage servicing fees, a component of other income, net, were $3.0 million, $3.0 million, and $2.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount[1]	Accumulated amortization[1]	Valuation allowance	Net carrying amount
December 31, 2018	$18,556	$(10,494)	$—	$8,062
December 31, 2017	$17,511	$(8,872)	$—	$8,639
1 Reflects impact of loans paid in full.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes related to MSRs were as follows:

(in thousands)	2018	2017	2016
Mortgage servicing rights
Balance, January 1	$8,639	$9,373	$8,884
Amount capitalized	1,045	1,239	2,740
Amortization	(1,622)	(1,973)	(2,251)
Sale of mortgage servicing rights	—	—	—
Other-than-temporary impairment	—	—	—
Carrying amount before valuation allowance, December 31	8,062	8,639	9,373
Valuation allowance for mortgage servicing rights
Balance, January 1	—	—	—
Provision (recovery)	—	—	—
Other-than-temporary impairment	—	—	—
Balance, December 31	—	—	—
Net carrying value of mortgage servicing rights	$8,062	$8,639	$9,373
The estimated aggregate amortization expenses of MSRs for 2019, 2020, 2021, 2022 and 2023 are $1.1 million, $1.0 million, $0.9 million, $0.8 million and $0.7 million, respectively.
ASB capitalizes MSRs acquired upon the sale of mortgage loans with servicing rights retained. On a monthly basis, ASB compares the net carrying value of the MSRs to its fair value to determine if there are any changes to the valuation allowance and/or other-than-temporary impairment for the MSRs. ASB’s MSRs are stratified based on predominant risk characteristics of the underlying loans including loan type such as fixed-rate 15- and 30-year mortgages and note rate in bands of 50 to 100 basis points. For each stratum, fair value is calculated by discounting expected net income streams using discount rates that reflect industry pricing for similar assets. Changes in mortgage interest rates impact the value of ASB’s MSRs. Rising interest rates typically result in slower prepayment speeds in the loans being serviced for others, which increases the value of MSRs, whereas declining interest rates typically result in faster prepayment speeds which decrease the value of MSRs and increase the amortization of the MSRs. Expected net income streams are estimated based on industry assumptions regarding prepayment expectations and income and expenses associated with servicing residential mortgage loans for others.
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
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

December 31	2018	2017
(dollars in thousands)
Unpaid principal balance	$1,188,514	$1,195,454
Weighted average note rate	3.98%	3.94%
Weighted average discount rate	10.0%	10.0%
Weighted average prepayment speed	6.5%	9.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

December 31	2018	2017
(in thousands)
Prepayment rate:
25 basis points adverse rate change	$(250)	$(869)
50 basis points adverse rate change	(566)	(1,828)
Discount rate:
25 basis points adverse rate change	(139)	(111)
50 basis points adverse rate change	(275)	(220)
The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.
Deposit liabilities. The summarized components of deposit liabilities were as follows:

December 31	2018		2017
(dollars in thousands)	Weighted-average stated rate	Amount	Weighted-average stated rate	Amount
Savings	0.07%	$2,322,552	0.07%	$2,303,450
Checking
Interest-bearing	0.09	1,055,019	0.03	944,833
Noninterest-bearing	—	932,608	—	896,292
Commercial checking	—	868,119	—	863,941
Money market	0.63	152,713	0.09	114,797
Time certificates	1.61	827,841	1.26	767,284
	0.27%	$6,158,852	0.20%	$5,890,597
As of December 31, 2018 and 2017, time certificates of $100,000 or more totaled $500.2 million and $433.4 million, respectively.
The approximate scheduled maturities of time certificates outstanding at December 31, 2018 were as follows:

(in thousands)
2019	$508,833
2020	128,613
2021	107,095
2022	49,329
2023	30,456
Thereafter	3,515
$827,841
Overdrawn deposit accounts are classified as loans and totaled $2.1 million and $1.7 million at December 31, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest expense on deposit liabilities by type of deposit was as follows:

Years ended December 31	2018	2017	2016
(in thousands)
Time certificates	$11,044	$7,687	$5,390
Savings	1,639	1,567	1,402
Money market	602	168	202
Interest-bearing checking	706	238	173
	$13,991	$9,660	$7,167
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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheets	Net amount of liabilities presented in the Balance Sheets
Repurchase agreements
December 31, 2018	$65	$—	$65
December 31, 2017	141	—	141

	Gross amount not offset in the Balance Sheets
(in millions)	Net amount of liabilities presented in the Balance Sheets	Financial instruments	Cash collateral pledged
Commercial account holders
December 31, 2018	$65	$92	$—
December 31, 2017	141	165	—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information concerning securities sold under agreements to repurchase, which provided for the repurchase of identical securities, was as follows:

(dollars in millions)	2018	2017	2016
Amount outstanding as of December 31	$65	$141	$93
Average amount outstanding during the year	$99	$98	$170
Maximum amount outstanding as of any month-end	$152	$141	$229
Weighted-average interest rate as of December 31	0.75%	0.65%	0.23%
Weighted-average interest rate during the year	0.71%	0.26%	1.43%
Weighted-average remaining days to maturity as of December 31	1	1	6
Securities sold under agreements to repurchase were summarized as follows:

December 31	2018			2017
Maturity	Repurchase liability	Weighted-average interest rate	Collateralized by mortgage-backed securities and federal agency obligations at fair value plus accrued interest	Repurchase liability	Weighted-average interest rate	Collateralized by mortgage-backed securities and federal agency obligations at fair value plus accrued interest
(dollars in thousands)
Overnight	$65,040	0.75%	$92,290	$140,859	0.65%	$165,464
1 to 29 days	—	—	—	—	—	—
30 to 90 days	—	—	—	—	—	—
Over 90 days	—	—	—	—	—	—
	$65,040	0.75%	$92,290	$140,859	0.65%	$165,464
Advances from Federal Home Loan Bank. FHLB advances are fixed rate for a specific term and consist of the following:

December 31, 2018	Weighted-average stated rate	Amount
(dollars in thousands)
Due in
2019	2.63%	$45,000
2020	—	—
2021	—	—
2022	—	—
2023	—	—
Thereafter	—	—
	2.63%	$45,000
ASB and the FHLB are parties to an Advances, Pledge and Security Agreement (Advances Agreement), which applies to currently outstanding and future advances, and governs the terms and conditions under which ASB borrows and the FHLB makes loans or advances from time to time. Under the Advances Agreement, ASB agrees to abide by the FHLB’s credit policies, and makes certain warranties and representations to the FHLB. Upon the occurrence of and during the continuation of an “Event of Default” (which term includes any event of nonpayment of interest or principal of any advance when due or failure to perform any promise or obligation under the Advances Agreement or other credit arrangements between the parties), the FHLB may, at its option, declare all indebtedness and accrued interest thereon, including any prepayment fees or charges, to be immediately due and payable. Advances from the FHLB are collateralized by loans and stock in the FHLB. As of December 31, 2018 and 2017, ASB’s available FHLB borrowing capacity was $2.0 billion, and $1.8 billion, respectively.
ASB is required to obtain and hold a specific number of shares of capital stock of the FHLB. ASB was in compliance with all Advances Agreement requirements as of December 31, 2018 and 2017.
Common stock equity.  ASB is regulated and supervised by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

material effect on ASB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, ASB must meet specific capital guidelines that involve quantitative measures of ASB’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
The prompt corrective action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions imposed become increasingly more severe as an institution’s capital category declines from “undercapitalized” to “critically undercapitalized.” The regulators have substantial discretion in the corrective actions that might direct and could include restrictions on dividends and other distributions that ASB may make to ASB Hawaii and the requirement that ASB develop and implement a plan to restore its capital. In 1988, HEI agreed with the OTS predecessor regulatory agency at the time, to contribute additional capital to ASB up to a maximum aggregate amount of approximately $65.1 million (Capital Maintenance Agreement). As of December 31, 2018, as a result of capital contributions in prior years, HEI’s maximum obligation to contribute additional capital under the Capital Maintenance Agreement has been reduced to approximately $28.3 million.
To be categorized as “well capitalized,” ASB must maintain minimum total capital, Tier 1 capital, and Tier 1 leverage ratios as set forth in the table below. As of December 31, 2018, and 2017 ASB was in compliance with the minimum capital requirements under OCC regulations, and was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the institution’s category under the capital guidelines.
The tables below set forth actual and minimum required capital amounts and ratios:

	Actual		Minimum required		Required to be well capitalized
(dollars in thousands)	Capital	Ratio	Capital	Ratio	Capital	Ratio
December 31, 2018
Tier 1 leverage	606,291	8.70%	278,811	4.00%	348,514	5.00%
Common equity tier 1	606,291	12.80%	213,190	4.50%	307,941	6.50%
Tier 1 capital	606,291	12.80%	284,253	6.00%	379,004	8.00%
Total capital	660,151	13.93%	379,004	8.00%	473,755	10.00%
December 31, 2017
Tier 1 leverage	571,810	8.58%	266,430	4.00%	333,038	5.00%
Common equity tier 1	571,810	12.95%	198,628	4.50%	286,907	6.50%
Tier 1 capital	571,810	12.95%	264,838	6.00%	353,117	8.00%
Total capital	626,987	14.20%	353,117	8.00%	441,396	10.00%
In 2018, ASB paid cash dividends of $50.0 million to HEI, compared to cash dividends of $37.5 million in 2017. The FRB and OCC approved the dividends.
Related-party transactions. HEI charged ASB $2.2 million, $2.1 million and $2.3 million for general management and administrative services in 2018, 2017 and 2016, respectively. The amounts charged by HEI for services performed by HEI employees to its subsidiaries are allocated primarily on the basis of time expended in providing such services. All amounts charged to ASB were settled as a capital contribution by HEI to ASB.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

December 31	2018		2017
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$10,180	$91	$13,669	$131
Forward commitments	10,132	(43)	14,465	(24)
ASB’s derivative financial instruments, their fair values, and balance sheet location were as follows:

Derivative Financial Instruments Not Designated
as Hedging Instruments [1]
December 31	2018		2017
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$91	$—	$133	$2
Forward commitments	—	43	4	28
	$91	$43	$137	$30
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated	Location of net gains
as Hedging Instruments	(losses) recognized in	Years ended December 31
(in thousands)	the Statements of Income	2018	2017	2016
Interest rate lock commitments	Mortgage banking income	$(40)	$(290)	$37
Forward commitments	Mortgage banking income	(19)	153	(148)
		$(59)	$(137)	$(111)
Commitments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. ASB minimizes its exposure to loss under these commitments by requiring that customers meet certain conditions prior to disbursing funds. The amount of collateral, if any, is based on a credit evaluation of the borrower and may include residential real estate, accounts receivable, inventory and property, plant and equipment.
Letters of credit are conditional commitments issued by ASB to guarantee payment and performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. ASB holds collateral supporting those commitments for which collateral is deemed necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of outstanding off-balance sheet arrangements:

December 31	2018	2017
(in thousands)
Unfunded commitments to extend credit:
Home equity line of credit	$1,242,804	$1,214,103
Commercial and commercial real estate	515,058	466,510
Consumer	70,292	68,053
Residential 1-4 family	17,552	18,635
Commercial and financial standby letters of credit	13,340	13,136
Total	$1,859,046	$1,780,437
Contingency.  In October 2007, ASB, as a member financial institution of Visa U.S.A. Inc., received restricted shares of Visa, Inc. (Visa) as a result of a restructuring of Visa U.S.A. Inc. in preparation for an initial public offering by Visa. As a part of the restructuring, ASB entered into a judgment and loss sharing agreement with Visa in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to indemnified litigation involving Visa. In November 2012, a federal judge granted preliminary approval to a proposed settlement between merchants and Visa over credit card fees and in December 2013, a federal judge granted final approval to the settlement. Some merchants and trade organizations filed a notice of appeal shortly after the approval was issued. As of December 31, 2018, ASB had accrued a reserve of $1.1 million related to the agreement. Because the extent of ASB’s obligations under this agreement depends entirely upon the occurrence of future events, ASB’s maximum potential future liability under this agreement is not determinable.
Federal Deposit Insurance Corporation assessment. In February 2011, the Federal Deposit Insurance Corporation (FDIC) finalized rules to change its assessment base from total domestic deposits to average total assets minus average tangible equity, as required in the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). Assessment rates were reduced to a range of 2.5 to 9 basis points on the new assessment base for financial institutions in the lowest risk category. Financial institutions in the highest risk category have assessment rates of 30 to 45 basis points. The new rate schedule was effective April 1, 2011. As of June 30, 2016, the deposit insurance fund surpassed a target of 1.15 percent of estimated insured deposits that triggered important changes in the FDIC assessments for all banks. The changes took effect for premiums billed and paid in December 2016. Banks with less than $10 billion in assets saw their overall schedule decline by two basis points for banks paying the lowest premiums and up to five points for those at the top end of the assessment scale. In addition, a new formula for calculating risk-based assessment rates is now in effect. For the years ended December 31, 2018, 2017 and 2016 ASB’s FDIC insurance assessments were $2.5 million, $2.6 million and $3.2 million, respectively. The FDIC may impose special assessments in the future if it is deemed necessary to ensure the Deposit Insurance Fund ratio does not decline to a level that is close to zero or that could otherwise undermine public confidence in federal deposit insurance.

Note 5 · Short-term borrowings
As of December 31, 2018, HEI had $49 million of outstanding commercial paper, with a weighted-average interest rate of 2.9% and Hawaiian Electric had no commercial paper outstanding. As of December 31, 2017, HEI and Hawaiian Electric had $63 million and $5 million of commercial paper outstanding, respectively.
As of December 31, 2018, HEI and Hawaiian Electric maintained syndicated credit facilities of $150 million and $200 million, respectively (see description of credit agreements below). Both HEI and Hawaiian Electric had no borrowings under their respective facilities during 2017 and 2018. None of the facilities are collateralized.
As of December 31, 2018, HEI had three letters of credit outstanding in the aggregate amount of $6.7 million on behalf of Hamakua Energy.
Bank term loan. On November 29, 2018, Hawaiian Electric entered into a 364-day, $50 million term loan credit agreement that matures on November 28, 2019. The term loan credit agreement includes substantially the same financial covenant and customary representations and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result in the loan outstanding becoming immediately due and payable) consistent with those in Hawaiian Electric’s existing and amended revolving unsecured credit agreement, expiring on June 30, 2022. Hawaiian Electric drew the first $25 million on November 29, 2018 and the second $25 million on January 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Credit agreements. HEI and Hawaiian Electric each entered into a separate agreement with a syndicate of eight financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Facilities), effective July 3, 2017, to amend and restate their respective previously existing revolving unsecured credit agreements. The $150 million HEI Facility and $200 million Hawaiian Electric Facility both terminate on June 30, 2022.
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

Note 6 · Long-term debt

December 31	2018	2017
(dollars in thousands)
Long-term debt of Utilities, net of unamortized debt issuance costs [1]	$1,418,802	$1,368,479
Hamakua Energy 4.02% notes, due 2030	63,438	67,325
HEI 2.99% term loan, due 2022	150,000	150,000
HEI 5.67% senior notes, due 2021	50,000	50,000
HEI 3.99% senior notes, due 2023	50,000	50,000
HEI 4.58% senior notes, due 2025	50,000	—
HEI 4.72% senior notes, due 2028	100,000	—
Less unamortized debt issuance costs	(2,599)	(2,007)
	$1,879,641	$1,683,797

[1]	See components of “Total long-term debt” and unamortized debt issuance costs in Hawaiian Electric and subsidiaries’ Consolidated Statements of Capitalization.
As of December 31, 2018, the aggregate principal payments required on the Company’s long-term debt for 2019 through 2023 are $4 million in 2019, $100 million in 2020, $54 million in 2021, $206 million in 2022 and $154 million in 2023. As of December 31, 2018, the aggregate payments of principal required on the Utilities’ long-term debt for 2019 through 2023 are nil in 2019, $96 million in 2020, nil in 2021, $52 million in 2022 and $100 million in 2023.
The HEI term loans and senior notes contain customary representation and warranties, affirmative and negative covenants and events of default (the occurrence of which may result in some or all of the notes then outstanding becoming immediately due and payable). The HEI term loans and senior notes also contain provisions requiring the maintenance by HEI of certain financial ratios generally consistent with those in HEI’s existing, amended revolving unsecured credit agreement, expiring on June 30, 2022. Upon a change of control or certain dispositions of assets (as defined in the Master Note Purchase Agreements dated March 24, 2011 and October 4, 2018), HEI is required to offer to prepay the senior notes.
The Utilities’ senior notes contain customary representations and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result in some or all of the notes of each and all of the utilities then outstanding becoming immediately due and payable) and provisions requiring the maintenance by Hawaiian Electric, and each of Hawaii

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Electric Light and Maui Electric, of certain financial ratios generally consistent with those in Hawaiian Electric’s existing, amended revolving unsecured credit agreement, expiring on June 30, 2022.
Changes in long-term debt.
HEI.  On October 4, 2018, HEI closed on a private placement transaction to issue $150 million senior unsecured notes in two tranches, as follows:

	HEI Series 2018A	HEI Series 2018B
Aggregate principal amount due at maturity	$50 million	$100 million
Fixed coupon interest rate	4.58%	4.72%
Maturity date	December 15, 2025	December 15, 2028
Draw date	October 4, 2018	December 18, 2018
Proceeds from the HEI Series 2018A tranche were used to repay HEI’s short-term borrowing with The Bank of Tokyo-Mitsubishi UFJ, Ltd, which matured on October 5, 2018. Proceeds from the HEI Series 2018B tranche drawn in December 2018 were used for general corporate purposes, including a contribution of approximately $71 million to Hawaiian Electric to maintain a targeted equity capitalization structure. Interest is paid semiannually on June 15th and December 15th. The note purchase agreement contains certain restrictive financial covenants that are substantially the same as the financial covenants contained in HEI’s senior credit facility, as amended.
Mauo. In June 2018, Mauo, LLC, an indirect subsidiary of Pacific Current, LLC, entered into an unsecured $50.5 million construction loan facility in connection with the construction of the solar-plus-storage PPA project. The loan bears interest at LIBOR plus 1.375% and matures in March 2021. As of December 31, 2018, no amounts were outstanding under the facility. The loan is guaranteed by HEI and contains restrictive covenants that are substantially the same as the financial covenants contained in HEI’s senior credit facility, as amended.
Hawaiian Electric.  On May 30, 2018, the Utilities issued, through a private placement pursuant to separate Note Purchase Agreements (the Note Purchase Agreements), the following unsecured notes bearing taxable interest (the Notes):

	Series 2018A	Series 2018B	Series 2018C
Aggregate principal amount	$67.5 million	$17.5 million	$15 million
Fixed coupon interest rate	4.38%	4.53%	4.72%
Maturity date	May 30, 2028	May 30, 2033	May 30, 2048
State of Hawaii Department of Budget and Finance loaned the proceeds to:
Hawaiian Electric	$52 million	$12.5 million	$10.5 million
Hawaii Electric Light	$9 million	$3 million	$3 million
Maui Electric	$6.5 million	$2 million	$1.5 million

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7 · Shareholders’ equity
Reserved shares.  As of December 31, 2018, HEI had reserved a total of 10,029,398 shares of common stock for future issuance under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP), the HEI 2011 Nonemployee Director Stock Plan, the ASB 401(k) Plan and the 2010 Executive Incentive Plan.
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI
Balance, December 31, 2015	$(1,872)	$(54)	$(24,336)	$(26,262)	$—	$925	$925
Current period other comprehensive loss, net of taxes	(6,059)	(400)	(408)	(6,867)	(454)	(793)	(1,247)
Balance, December 31, 2016	(7,931)	(454)	(24,744)	(33,129)	(454)	132	(322)
Current period other comprehensive income (loss), net of taxes	(4,370)	454	2,544	(1,372)	454	(1,142)	(688)
Reclass of AOCI for tax rate reduction impact	(2,650)	—	(4,790)	(7,440)	—	(209)	(209)
Balance, December 31, 2017	(14,951)	—	(26,990)	(41,941)	—	(1,219)	(1,219)
Current period other comprehensive income (loss), net of taxes	(9,472)	(436)	1,239	(8,669)	—	1,318	1,318
Balance, December 31, 2018	$(24,423)	$(436)	$(25,751)	$(50,610)	$—	$99	$99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI			Affected line item in the Statement of
Years ended December 31	2018	2017	2016	Income/Balance Sheet
(in thousands)
HEI consolidated
Net realized gains on securities included in net income	$—	$—	$(360)	Revenues-bank (gains on sale of investment securities, net)
Derivatives qualifying as cash flow hedges:
Window forward contracts	—	454	(173)	Property, plant and equipment-electric utilities (2017); Revenues-electric utilities (gains on window forward contracts (2016)
Interest rate contracts (settled in 2011)	—	—	54	Interest expense
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	21,015	15,737	14,518	See Note 9 for additional details
Impact of D&Os of the PUC included in regulatory assets	8,325	(78,724)	28,584	See Note 9 for additional details
Total reclassifications	$29,340	$(62,533)	$42,623
Hawaiian Electric consolidated
Derivatives qualifying as cash flow hedges
Window forward contracts	$—	$454	$(173)	Property, plant and equipment (2017); Revenues (gains on window forward contracts (2016))
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	19,012	14,477	13,254	See Note 9 for additional details
Impact of D&Os of the PUC included in regulatory assets	8,325	(78,724)	28,584	See Note 9 for additional details
Total reclassifications	$27,337	$(63,793)	$41,665

Note 8· Revenues
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
Revenue from contracts with customers. The revenues subject to Topic 606 include the Utilities’ electric energy sales revenue and the ASB’s transaction fees, as further described below.
Electric Utilities.
Electric energy sales. Electric energy sales represent revenues from the generation and transmission of electricity to customers under tariffs approved by the PUC. Transaction pricing for electricity is determined and approved by the PUC for each rate class and includes revenues from the base electric charges, which are composed of (1) the customer, demand, energy, and minimum charges, and (2) the power factor, service voltage, and other adjustments as provided in each rate and rate rider schedule. The Utilities satisfy performance obligations over time, i.e., the Utilities generate and transfer control of the electricity over time as the customer simultaneously receives and consumes the benefits provided by the Utilities’ performance. Payments from customers are generally due within 30 days from the end of the billing period. As electric bills to customers reflect the amount that corresponds directly with the value of the Utilities’ performance to date, the Utilities have elected to use the right to invoice practical expedient, which entitles them to recognize revenue in the amount they have the right to invoice.
The Utilities’ revenues include amounts for recovery of various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the year the related revenues are recognized. For 2018, 2017 and 2016, the Utilities’ revenues include

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

recovery of revenue taxes of approximately $226 million, $202 million and $187 million, respectively, which amounts are in “Taxes, other than income taxes” expense. However, the Utilities pay revenue taxes to the taxing authorities based on (1) the prior year’s billed revenues (in the case of public service company taxes and PUC fees) in the current year or (2) the current year’s cash collections from electric sales (in the case of franchise taxes) after year end. As of December 31, 2018 and 2017, the Utilities had recorded $130 million and $115 million, respectively, in “Taxes accrued, including revenue taxes” on the Utilities’ consolidated balance sheet for amounts previously collected from customers or accrued for public service company taxes and PUC fees, net of amounts paid to the taxing authorities. Such amounts will be used to pay public service company taxes and PUC fees owed for the following year.
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
Decoupling mechanism - Under the decoupling mechanism, the Utilities are allowed to recover or refund the difference between actual revenue and the target revenue as determined by the PUC, collect revenue adjustment mechanism and major project interim recovery revenues, and recover or refund performance incentive mechanism penalties or rewards. These adjustments will be reflected in tariffs in future periods.
Cost recovery surcharges - For the timely recovery of additional costs incurred, and reconciliation of costs and expenses included in tariffed rates, the Utilities recognize revenues under surcharge mechanisms approved by the PUC. These will be reflected in tariffs in future periods (e.g., ECAC/ECRC and PPAC).
Tax Act adjustments - These represent adjustments to revenues for the amounts included in tariffed revenues that will be returned to customers as a result of the Tax Act.
Since revenue adjustments discussed above resulted from either agreements with the PUC or change in tax law, rather than contracts with customers, they are not subject to the scope of Topic 606. Also, see Notes 1, 3 and 11 of the Consolidated Financial Statements. The Utilities have elected to present these revenue adjustments on a gross basis, which results in the amounts being billed to customers presented in revenues from contracts with customers and the amortization of the related regulatory asset/liability as revenues from other sources. Depending on whether the previous deferral balance being amortized was a regulatory asset or regulatory liability, and depending on the size and direction of the current year deferral of surcharges and/or refunds to customers, it could result in negative regulatory revenue during the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Utility pole attachment fees. These fees primarily represent revenues from third-party companies for their access to and shared use of Utilities-owned poles through licensing agreements. As shared portion of the utility pole is functionally dependent on the rest of the structure, no distinct goods appear to exist. Therefore, these fees are not subject to the scope of Topic 606, but recognized in accordance with ASC Topic 610, Other Income. See note 3 of the Consolidated Financial Statements.
Bank.
Interest and dividend income. Interest and fees on loans are recognized in accordance with ASC Topic 310, Receivables, including the related allowance for loan losses. Interest and dividends on investment securities are recognized in accordance with ASC Topic 320, Investments-Debt and Equity Securities. See Notes 1 and 4 of the Consolidated Financial Statements.
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
Revenue disaggregation. The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Year ended December 31, 2018
(in thousands)	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$801,846	$—	$—	$801,846
Electric energy sales - commercial	853,672	—	—	853,672
Electric energy sales - large light and power	894,770	—	—	894,770
Electric energy sales - other	17,243	—	—	17,243
Bank fees	—	47,300	—	47,300
Total revenues from contracts with customers	2,567,531	47,300	—	2,614,831
Revenues from other sources
Regulatory revenue	(37,687)	—	—	(37,687)
Bank interest and dividend income	—	258,225	—	258,225
Other bank noninterest income	—	8,750	—	8,750
Other	16,681	—	49	16,730
Total revenues from other sources	(21,006)	266,975	49	246,018
Total revenues	$2,546,525	$314,275	$49	$2,860,849
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$47,300	$—	$47,300
Services/goods transferred over time	2,567,531	—	—	2,567,531
Total revenues from contracts with customers	$2,567,531	$47,300	$—	$2,614,831
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at the beginning or as of December 31, 2018. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s consolidated balance sheets.
As of December 31, 2018, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9 · Retirement benefits
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
The Company’s and Utilities’ cost for OPEB has been adjusted to reflect the plan amendments, which reduced benefits and created prior service credits to be amortized over average future service of affected participants. The amortization of the prior service credit will reduce benefit costs over the next few years until the various credit bases are fully recognized. Each participating employer reserves the right to terminate its participation in the Hawaiian Electric Benefits Plan at any time.
Balance sheet recognition of the funded status of retirement plans.  Employers must recognize on their balance sheets the funded status of defined benefit pension and other postretirement benefit plans with an offset to AOCI in shareholders’ equity (using the projected benefit obligation (PBO) and accumulated postretirement benefit obligation (APBO), to calculate the funded status).
The PUC allowed the Utilities to adopt pension and OPEB tracking mechanisms in previous rate cases. The amount of the net periodic pension cost (NPPC) and net periodic benefits costs (NPBC) to be recovered in rates is established by the PUC in each rate case. Under the Utilities’ tracking mechanisms, any actual costs determined in accordance with GAAP that are over/under amounts allowed in rates are charged/credited to a regulatory asset/liability. The regulatory asset/liability for each utility will then be amortized over 5 years beginning with the respective utility’s next rate case. Accordingly, all retirement benefit expenses (except for executive life and nonqualified pension plan expenses, which amounted to $1.0 million and $1.1 million in 2018 and 2017, respectively) determined in accordance with GAAP will be recovered.
Under the tracking mechanisms, amounts that would otherwise be recorded in AOCI (excluding amounts for executive life and nonqualified pension plans), net of taxes, as well as other pension and OPEB charges, are allowed to be reclassified as a regulatory asset, as those costs will be recovered in rates through the NPPC and NPBC in the future. The Utilities have reclassified to a regulatory asset/(liability) charges for retirement benefits that would otherwise be recorded in AOCI (amounting to the elimination of a potential charge to AOCI of $11.2 million pretax and $(128) million pretax for 2018 and 2017, respectively).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under the pension tracking mechanism, the Utilities are required to make contributions to the pension trust in the amount of the actuarially calculated NPPC, except when limited by the ERISA minimum contributions requirements or the maximum contributions imposed by the Internal Revenue Code. Contributions in excess of the calculated NPPC are recorded in a separate regulatory asset. In 2018, the pension tracking mechanism was modified to allow prior year contributions made in excess of NPPC to satisfy future contributions, when the ERISA minimum required contribution is less than NPPC. The Utilities reduced their 2018 contribution for this modification.
The OPEB tracking mechanisms generally require the Utilities to make contributions to the OPEB trust in the amount of the actuarially calculated NPBC, (excluding amounts for executive life), except when limited by material, adverse consequences imposed by federal regulations.
Defined benefit pension and other postretirement benefit plans information.  The changes in the obligations and assets of the Company’s and Utilities’ retirement benefit plans and the changes in AOCI (gross) for 2018 and 2017 and the funded status of these plans and amounts related to these plans reflected in the Company’s and Utilities’ consolidated balance sheet as of December 31, 2018 and 2017 were as follows:

	2018		2017
(in thousands)	Pension benefits	Other benefits	Pension benefits	Other benefits
HEI consolidated
Benefit obligation, January 1	$2,094,356	$212,601	$1,935,494	$233,835
Service cost	68,987	2,721	64,906	3,374
Interest cost	77,374	7,933	81,185	9,453
Actuarial losses (gains)	(171,226)	(25,977)	87,399	(25,557)
Participants contributions	—	2,505	—	2,078
Benefits paid and expenses	(78,107)	(11,117)	(74,628)	(10,582)
Benefit obligation, December 31	1,991,384	188,666	2,094,356	212,601
Fair value of plan assets, January 1	1,618,703	193,995	1,369,701	174,251
Actual return on plan assets	(101,406)	(11,846)	255,324	28,248
Employer contributions	38,496	—	66,983	—
Participants contributions	—	2,505	—	2,078
Benefits paid and expenses	(76,726)	(10,961)	(73,305)	(10,582)
Fair value of plan assets, December 31	1,479,067	173,693	1,618,703	193,995
Accrued benefit asset (liability), December 31	$(512,317)	$(14,973)	$(475,653)	$(18,606)
Other assets	$10,930	$—	$15,443	$—
Defined benefit pension and other postretirement benefit plans liability	(523,247)	(14,973)	(491,096)	(18,606)
Accrued benefit asset (liability), December 31	$(512,317)	$(14,973)	$(475,653)	$(18,606)
AOCI debit, January 1 (excluding impact of PUC D&Os)	$527,830	$1,474	$619,451	$42,290
Recognized during year – prior service credit	42	1,805	55	1,793
Recognized during year – net actuarial losses	(30,084)	(95)	(26,496)	(1,130)
Occurring during year – net actuarial losses (gains)	39,132	(1,222)	(65,180)	(41,479)
AOCI debit before cumulative impact of PUC D&Os, December 31	536,920	1,962	527,830	1,474
Cumulative impact of PUC D&Os	(498,944)	(4,929)	(489,894)	(2,767)
AOCI debit/(credit), December 31	$37,976	$(2,967)	$37,936	$(1,293)
Net actuarial loss	$536,954	$8,865	$527,907	$10,183
Prior service gain	(34)	(6,903)	(77)	(8,709)
AOCI debit before cumulative impact of PUC D&Os, December 31	536,920	1,962	527,830	1,474
Cumulative impact of PUC D&Os	(498,944)	(4,929)	(489,894)	(2,767)
AOCI debit/(credit), December 31	37,976	(2,967)	37,936	(1,293)
Income taxes (benefits)	(10,023)	765	(9,986)	333
AOCI debit/(credit), net of taxes (benefits), December 31	$27,953	$(2,202)	$27,950	$(960)
As of December 31, 2018 and 2017, the other postretirement benefit plans shown in the table above had ABOs in excess of plan assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2018		2017
(in thousands)	Pension benefits	Other benefits	Pension benefits	Other benefits
Hawaiian Electric consolidated
Benefit obligation, January 1	$1,928,648	$204,644	$1,779,626	$225,723
Service cost	67,359	2,704	63,059	3,353
Interest cost	71,294	7,628	74,632	9,115
Actuarial losses (gains)	(158,258)	(25,330)	80,186	(25,172)
Participants contributions	—	2,472	—	2,047
Benefits paid and expenses	(71,535)	(10,958)	(68,691)	(10,419)
Transfers	145	2	(164)	(3)
Benefit obligation, December 31	1,837,653	181,162	1,928,648	204,644
Fair value of plan assets, January 1	1,468,403	190,814	1,233,184	171,383
Actual return on plan assets	(91,836)	(11,625)	237,830	27,806
Employer contributions	37,550	—	65,669	—
Participants contributions	—	2,472	—	2,047
Benefits paid and expenses	(71,060)	(10,801)	(68,225)	(10,419)
Other	56	2	(55)	(3)
Fair value of plan assets, December 31	1,343,113	170,862	1,468,403	190,814
Accrued benefit liability, December 31	$(494,540)	$(10,300)	$(460,245)	$(13,830)
Other liabilities (short-term)	(512)	(669)	(494)	(633)
Defined benefit pension and other postretirement benefit plans liability	(494,028)	(9,631)	(459,751)	(13,197)
Accrued benefit liability, December 31	$(494,540)	$(10,300)	$(460,245)	$(13,830)
AOCI debit, January 1 (excluding impact of PUC D&Os)	$493,464	$839	$579,725	$40,967
Recognized during year – prior service credit (cost)	(8)	1,803	(8)	1,804
Recognized during year – net actuarial losses	(27,302)	(98)	(24,392)	(1,102)
Occurring during year – net actuarial losses (gains)	36,035	(993)	(61,861)	(40,830)
AOCI debit before cumulative impact of PUC D&Os, December 31	502,189	1,551	493,464	839
Cumulative impact of PUC D&Os	(498,944)	(4,929)	(489,894)	(2,767)
AOCI debit/(credit), December 31	$3,245	$(3,378)	$3,570	$(1,928)
Net actuarial loss	$502,173	$8,439	$493,439	$9,531
Prior service cost (gain)	16	(6,888)	25	(8,692)
AOCI debit before cumulative impact of PUC D&Os, December 31	502,189	1,551	493,464	839
Cumulative impact of PUC D&Os	(498,944)	(4,929)	(489,894)	(2,767)
AOCI debit/(credit), December 31	3,245	(3,378)	3,570	(1,928)
Income taxes (benefits)	(836)	870	(920)	497
AOCI debit/(credit), net of taxes (benefits), December 31	$2,409	$(2,508)	$2,650	$(1,431)
As of December 31, 2018 and 2017, the other postretirement benefit plan shown in the table above had ABOs in excess of plan assets.
The dates used to determine retirement benefit measurements for the defined benefit plans were December 31 of 2018, 2017 and 2016.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

have been made to diversify the plans’ investments by asset class, geographic region, market capitalization and investment style.
The asset allocation of defined benefit retirement plans to equity and fixed income securities (excluding cash) and related investment policy targets and ranges were as follows:

	Pension benefits[1]				Other benefits[2]
			Investment policy				Investment policy
December 31	2018	2017	Target	Range	2018	2017	Target	Range
Assets held by category
Equity securities	69%	73%	70%	65-75	70%	73%	70%	65-75
Fixed income securities	31	27	30	25-35	30	27	30	25-35
	100%	100%	100%		100%	100%	100%

[1]	Asset allocation is applicable to only HEI and the Utilities. As of December 31, 2018 and 2017, nearly all of ASB’s pension assets were invested in fixed income securities.

[2]	Asset allocation is applicable to only HEI and the Utilities. ASB does not fund its other benefits.
Assets held in various trusts for the retirement benefit plans are measured at fair value on a recurring basis and were as follows:

	Pension benefits				Other benefits
		Fair value measurements using				Fair value measurements using
(in millions)	December 31	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	December 31	Level 1	Level 2	Level 3
2018
Equity securities	$507	$507	$—	$—	$65	$65	$—	$—
Equity index and exchange-traded funds	348	348	—	—	42	42	—	—
Equity investments at net asset value (NAV)	65	—	—	—	10	—	—	—
Total equity investments	920	855	—	—	117	107	—	—
Fixed income securities and public mutual funds	310	123	187	—	47	45	2	—
Fixed income investments at NAV	208	—	—	—	4	—	—	—
Total fixed income investments	518	123	187	—	51	45	2	—
Cash equivalents at NAV	36	—	—	—	5	—	—	—
Total	1,474	$978	$187	$—	173	$152	$2	$—
Cash, receivables and payables, net	5				1
Fair value of plan assets	$1,479				$174
2017
Equity securities	$568	$568	$—	$—	$75	$75	$—	$—
Equity index and exchange-traded funds	435	435	—	—	52	52	—	—
Equity investments at NAV	76	—	—	—	12	—	—	—
Total equity investments	1,079	1,003	—	—	139	127	—	—
Fixed income securities and public mutual funds	297	81	216	—	46	43	3	—
Fixed income investments at NAV	203	—	—	—	4	—	—	—
Total fixed income investments	500	81	216	—	50	43	3	—
Cash equivalents at NAV	36	—	—	—	5	—	—	—
Total	1,615	$1,084	$216	$—	194	$170	$3	$—
Cash, receivables and payables, net	4				—
Fair value of plan assets	$1,619				$194

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Pension benefits			Other benefits
Measured at net asset value	December 31	Redemption frequency	Redemption notice period	December 31	Redemption frequency	Redemption notice period
(in millions)
2018
Non U.S. equity funds (a)	$65	Daily-Monthly	5 - 30 days	$10	Daily-Monthly	5-30 days
Fixed income investments (b)	208	Monthly	15 days	4	Monthly	15 days
Cash equivalents (c)	36	Daily	0-1 day	5	Daily	0-1 day
	$309			$19
2017
Non U.S. equity funds (a)	$76	Daily-Monthly	5 - 30 days	$12	Daily-Monthly	5-30 days
Fixed income investments (b)	203	Monthly	15 days	4	Monthly	15 days
Cash equivalents (c)	36	Daily	0-1 day	5	Daily	0-1 day
	$315			$21
None of the investments presented in the tables above have unfunded commitments.

(a)
Represents investments in funds that primarily invest in non-U.S., emerging markets equities. Redemption frequency for pension benefits assets as of December 31, 2018 and 2017 both were: daily, 32% and monthly, 68%. Redemption frequency for other benefits assets as of December 31, 2018 were: daily, 27% and monthly, 73% and as of December 31, 2017 were: daily, 26% and monthly, 74%.

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
The Company used the following valuation methodologies for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2018 and 2017.
Equity securities, equity index and exchange-traded funds, U.S. Treasury fixed income securities and public mutual funds (Level 1).  Equity securities, equity index and exchange-traded funds, U.S. Treasury fixed income securities and public mutual funds are valued at the closing price reported on the active market on which the individual securities or funds are traded.
Fixed income securities (Level 2).  Fixed income securities, other than those issued by the U.S. Treasury, are valued based on yields currently available on comparable securities of issuers with similar credit ratings.
The following weighted-average assumptions were used in the accounting for the plans:

	Pension benefits			Other benefits
December 31	2018	2017	2016	2018	2017	2016
Benefit obligation
Discount rate	4.31%	3.74%	4.26%	4.34%	3.72%	4.22%
Rate of compensation increase	3.50	3.50	3.50	NA	NA	NA
Net periodic pension/benefit cost (years ended)
Discount rate	3.74	4.26	4.60	3.72	4.22	4.57
Expected return on plan assets[1]	7.50	7.50	7.75	7.50	7.50	7.75
Rate of compensation increase[2]	3.50	3.50	3.50	NA	NA	NA
NA  Not applicable
1 HEI’s and Utilities’ plan assets only. For 2018, 2017 and 2016, ASB’s expected return on plan assets was 3.94%, 4.46% and 4.80%, respectively.
2 The Company and the Utilities use a graded rate of compensation increase assumption based on age. The rate provided above is an average across all future years of service for the current population.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company and the Utilities based their selection of an assumed discount rate for 2019 NPPC and NPBC and December 31, 2018 disclosure on a cash flow matching analysis that utilized bond information provided by Bloomberg for all non-callable, high quality bonds (generally rated Aa or better) as of December 31, 2018. In selecting the expected rate of return on plan assets for 2019 NPPC and NPBC: a) HEI and the Utilities considered economic forecasts for the types of investments held by the plans (primarily equity and fixed income investments), the Plans’ asset allocations, industry and corporate surveys and the past performance of the plans’ assets in selecting 7.25% and b) ASB considered its liability driven investment strategy in selecting 4.51%, which is consistent with the assumed discount rate as of December 31, 2018 with a 20 basis point active manager premium. For 2018, retirement benefit plans’ assets of HEI and the Utilities had a net loss of 6.5%.
As of December 31, 2018, the assumed health care trend rates for 2019 and future years were as follows: medical, 7.25%, grading down to 5% for 2028 and thereafter; dental, 5%; and vision, 4%. As of December 31, 2017, the assumed health care trend rates for 2018 and future years were as follows: medical, 7.50%, grading down to 5% for 2028 and thereafter; dental, 5%; and vision, 4%.
The components of NPPC and NPBC were as follows:

	Pension benefits			Other benefits
(in thousands)	2018	2017	2016	2018	2017	2016
HEI consolidated
Service cost	$68,987	$64,906	$60,555	$2,721	$3,374	$3,331
Interest cost	77,374	81,185	81,549	7,933	9,453	9,670
Expected return on plan assets	(108,953)	(102,745)	(98,559)	(12,908)	(12,326)	(12,273)
Amortization of net prior service (gain) cost	(42)	(55)	(57)	(1,805)	(1,793)	(1,793)
Amortization of net actuarial losses	30,084	26,496	24,832	95	1,130	804
Net periodic pension/benefit cost	67,450	69,787	68,320	(3,964)	(162)	(261)
Impact of PUC D&Os	25,828	(18,004)	(18,117)	3,842	1,211	1,343
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$93,278	$51,783	$50,203	$(122)	$1,049	$1,082
Hawaiian Electric consolidated
Service cost	$67,359	$63,059	$58,796	$2,704	$3,353	$3,284
Interest cost	71,294	74,632	74,808	7,628	9,115	9,337
Expected return on plan assets	(102,368)	(95,892)	(91,633)	(12,713)	(12,147)	(12,096)
Amortization of net prior service (gain) cost	8	8	13	(1,803)	(1,804)	(1,803)
Amortization of net actuarial losses	27,302	24,392	22,693	98	1,102	793
Net periodic pension/benefit cost	63,595	66,199	64,677	(4,086)	(381)	(485)
Impact of PUC D&Os	25,828	(18,004)	(18,117)	3,842	1,211	1,343
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$89,423	$48,195	$46,560	$(244)	$830	$858
The estimated prior service credit and net actuarial loss for defined benefit plans that will be amortized from AOCI or regulatory assets into NPPC and NPBC during 2019 is as follows:

	HEI consolidated		Hawaiian Electric consolidated
(in millions)	Pension benefits	Other benefits	Pension benefits	Other benefits
Estimated prior service credit	$—	$(1.8)	$—	$(1.8)
Net actuarial loss	15.4	—	14.3	—
The Company recorded pension expense of $59 million, $33 million and $33 million and OPEB expense of nil, $1.0 million and $1.0 million in 2018, 2017 and 2016, respectively, and charged the remaining amounts primarily to electric utility plant. The Utilities recorded pension expense of $55 million, $30 million and $30 million and OPEB (income) expense of $(0.1) million, $0.8 million and $0.7 million in 2018, 2017 and 2016, respectively, and charged the remaining amounts primarily to electric utility plant.
The health care cost trend rate assumptions can have a significant effect on the amounts reported for other benefits. As of December 31, 2018, for the Company, a one-percentage-point increase in the assumed health care cost trend rates would have

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

increased the total service and interest cost by $0.1 million and the accumulated postretirement benefit obligation (APBO) by $2.9 million, and a one-percentage-point decrease would have reduced the total service and interest cost by $0.1 million and the APBO by $3.3 million. As of December 31, 2018, for the Utilities, a one-percentage-point increase in the assumed health care cost trend rates would have increased the total service and interest cost by $0.1 million and the APBO by $2.8 million, and a one-percentage-point decrease would have reduced the total service and interest cost by $0.1 million and the APBO by $3.2 million.
Additional information on the defined benefit pension plans’ accumulated benefit obligations (ABOs), which do not consider projected pay increases (unlike the PBOs shown in the table above), PBOs and assets were as follows:

	HEI consolidated		Hawaiian Electric consolidated
December 31	2018	2017	2018	2017
(in billions)
Defined benefit plans - ABOs	$1.7	$1.8	$1.6	$1.7
Defined benefit plans with ABO in excess of plan assets
ABOs	1.6	1.7	1.6	1.7
Plan assets	1.4	1.5	1.3	1.5
Defined benefit plans with PBOs in excess of plan assets
PBOs	1.9	2.0	1.8	1.9
Plan assets	1.4	1.5	1.3	1.5
HEI consolidated. The Company estimates that the cash funding for the qualified defined benefit pension plans in 2019 will be $47 million, which should fully satisfy the minimum required contributions to those plans, including requirements of the Utilities’ pension tracking mechanisms and the Plan’s funding policy. The Company’s current estimate of contributions to its other postretirement benefit plans in 2019 is nil.
As of December 31, 2018, the benefits expected to be paid under all retirement benefit plans in 2019, 2020, 2021, 2022, 2023 and 2024 through 2028 amount to $88 million, $91 million, $95 million, $99 million, $103 million and $574 million, respectively.
Hawaiian Electric consolidated. The Utilities estimate that the cash funding for the qualified defined benefit pension plan in 2019 will be $47 million, which should fully satisfy the minimum required contributions to that Plan, including requirements of the pension tracking mechanisms and the Plan’s funding policy. The Utilities’ current estimate of contributions to its other postretirement benefit plans in 2019 is nil.
As of December 31, 2018, the benefits expected to be paid under all retirement benefit plans in 2019, 2020, 2021, 2022, 2023 and 2024 through 2028 amounted to $81 million, $83 million, $87 million, $90 million, $93 million and $525 million, respectively.
Defined contribution plans information.  For 2018, 2017 and 2016, the Company’s expenses for its defined contribution pension plans under the HEIRSP and the ASB 401(k) Plan were $7 million, $7 million and $5 million, respectively, and cash contributions were $7 million, $6 million and $5 million, respectively. The Utilities’ expenses and cash contributions for its defined contribution pension plan under the HEIRSP for 2018, 2017 and 2016 were $2.3 million, $2.0 million and $1.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10 · Share-based compensation
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
As of December 31, 2018, approximately 3.2 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 0.6 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Restricted stock units awarded under the 2010 Equity and Incentive Plan in 2018, 2017, 2016 and 2015 will vest and be issued in unrestricted stock in four equal annual increments on the anniversaries of the grant date and are forfeited to the extent they have not become vested for terminations of employment during the vesting period, except that pro-rata vesting is provided for terminations due to death, disability and retirement. Restricted stock units expense has been recognized in accordance with the fair-value-based measurement method of accounting. Dividend equivalent rights are accrued quarterly and are paid at the end of the restriction period when the associated restricted stock units vest.
Stock performance awards granted under the 2018-2020 and 2017-2019 long-term incentive plans (LTIP) entitle the grantee to shares of common stock with dividend equivalent rights once service conditions and performance conditions are satisfied at the end of the three-year performance period. LTIP awards are forfeited for terminations of employment during the performance period, except that pro-rata participation is provided for terminations due to death, disability and retirement based upon completed months of service after a minimum of 12 months of service in the performance period. Compensation expense for the stock performance awards portion of the LTIP has been recognized in accordance with the fair-value-based measurement method of accounting for performance shares.
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of December 31, 2018, there were 46,607 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

(in millions)	2018	2017	2016
HEI consolidated
Share-based compensation expense[1]	$7.8	$5.4	$4.8
Income tax benefit	1.1	1.9	1.6
Hawaiian Electric consolidated
Share-based compensation expense[1]	2.7	1.9	1.4
Income tax benefit	0.5	0.7	0.5

[1]	For 2018, 2017 and 2016, the Company has not capitalized any share-based compensation.
Stock awards. Nonemployee director awards totaling $0.2 million were paid in cash (in lieu of common stock) in July 2016. HEI granted HEI common stock to nonemployee directors of HEI, Hawaiian Electric and ASB under the 2011 Director Plan as follows:

(dollars in millions)	2018	2017	2016
Shares granted	38,821	35,770	19,846
Fair value	$1.3	$1.2	$0.6
Income tax benefit	0.3	0.5	0.2
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI Common Stock on the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	2018		2017		2016
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	197,047	$31.53	220,683	$29.57	210,634	$28.82
Granted	93,853	34.12	97,873	33.47	114,431	29.70
Vested	(75,683)	30.56	(92,147)	28.88	(85,003)	27.84
Forfeited	(14,859)	32.35	(29,362)	31.57	(19,379)	29.82
Outstanding, December 31	200,358	$33.05	197,047	$31.53	220,683	$29.57
Total weighted-average grant-date fair value of shares granted (in millions)	$3.2		$3.3		$3.4

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For 2018, 2017 and 2016, total restricted stock units and related dividends that vested had a fair value of $2.7 million, $3.5 million and $2.8 million, respectively, and the related tax benefits were $0.4 million, $1.1 million and $0.9 million, respectively.
As of December 31, 2018, there was $4.0 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.5 years.
Long-term incentive plan payable in stock.  The 2017-2019 and 2018-2020 LTIPs provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals including a market condition goal. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made subject to the achievement of specified performance levels and calculated dividend equivalents. The potential payout varies from 0% to 200% of the number of target shares depending on the achievement of the goals. The market condition goal is based on HEI’s total shareholder return (TSR) compared to the Edison Electric Institute Index over the relevant three-year period. The other performance condition goals relate to EPS growth, return on average common equity (ROACE) and ASB’s efficiency ratio. The 2016-2018 LTIP provides for performance awards payable in cash, and thus is not included in the tables below.
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	2018		2017		2016
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	32,904	$39.51	83,106	$22.95	162,500	$27.66
Granted	37,832	38.21	37,204	39.51	—	—
Vested (issued or unissued and cancelled)	—	—	(83,106)	22.95	(78,553)	32.69
Forfeited	(5,158)	38.84	(4,300)	39.51	(841)	22.95
Outstanding, December 31	65,578	$38.81	32,904	$39.51	83,106	$22.95
Total weighted-average grant-date fair value of shares granted (in millions)	$1.4		$1.5		$—

(1)	Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For 2017, total vested LTIP awards linked to TSR and related dividends had a fair value of $1.9 million and the related tax benefits were $0.7 million. For 2016, all vested shares in the table above were unissued and cancelled (i.e., lapsed) because the TSR performance goal was not met.
As of December 31, 2018, there was $1.2 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.5 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	2018		2017		2016
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	131,616	$33.47	109,816	$25.18	222,647	$26.02
Granted	151,328	34.12	148,818	33.47	—	—
Vested	—	—	(109,816)	25.18	(109,097)	26.89
Increase above target (cancelled)	13,858	33.49	—	—	(1,989)	25.26
Forfeited	(20,633)	33.80	(17,202)	33.48	(1,745)	25.19
Outstanding, December 31	276,169	$33.80	131,616	$33.47	109,816	$25.18
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$5.2		$5.0		$—

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For 2017 and 2016, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $4.2 million and $3.6 million, respectively, and the related tax benefits were $1.6 million and $1.4 million, respectively.
As of December 31, 2018, there was $4.5 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.5 years.

Note 11 · Income taxes
The components of income taxes attributable to net income for common stock were as follows:

	HEI consolidated			Hawaiian Electric consolidated
Years ended December 31	2018	2017	2016	2018	2017	2016
(in thousands)
Federal
Current	$42,903	$61,534	$59,873	$29,649	$36,267	$952
Deferred*	(6,099)	33,967	43,666	(5,245)	35,229	70,513
Deferred tax credits, net	(12)	(20)	268	(12)	(20)	268
	36,792	95,481	103,807	24,392	71,476	71,733
State
Current	17,361	10,076	16,473	13,210	8,947	9,232
Deferred	(3,269)	3,868	3,452	(2,737)	2,808	3,873
Deferred tax credits, net	(87)	(32)	(37)	(87)	(32)	(37)
	14,005	13,912	19,888	10,386	11,723	13,068
Total	$50,797	$109,393	$123,695	$34,778	$83,199	$84,801

*
The 2018 deferred income tax expense includes the final adjustment to reduce the provisional amount recorded in 2017 pursuant to Staff Accounting Bulletin No. 118 (SAB No. 118). See SAB No. 118 disclosure below for details of the accounting for the enactment of the Tax Act.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the amount of income taxes computed at the federal statutory rate to the amount provided in the consolidated statements of income was as follows:

	HEI consolidated			Hawaiian Electric consolidated
Years ended December 31	2018	2017	2016	2018	2017	2016
(in thousands)
Amount at the federal statutory income tax rate	$53,437	$96,796	$130,844	$37,889	$71,801	$80,190
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	11,832	9,789	13,915	8,080	7,584	8,494
Net deferred tax asset (liability) adjustment related to the Tax Act	(9,540)	13,420	—	(9,285)	9,168	—
Other, net	(4,932)	(10,612)	(21,064)	(1,906)	(5,354)	(3,883)
Total	$50,797	$109,393	$123,695	$34,778	$83,199	$84,801
Effective income tax rate	20.0%	39.6%	33.1%	19.3%	40.6%	37.0%
      The tax effects of book and tax basis differences that give rise to deferred tax assets and liabilities were as follows:

	HEI consolidated		Hawaiian Electric consolidated
December 31	2018	2017	2018	2017
(in thousands)
Deferred tax assets
Regulatory liabilities, excluding amounts attributable to property, plant and equipment	$104,868	$104,984	$104,868	$104,984
Allowance for bad debts	14,647	16,192	659	1,812
Other	46,036	24,397	26,522	11,253
Total deferred tax assets	165,551	145,573	132,049	118,049
Deferred tax liabilities
Property, plant and equipment related	437,644	415,452	434,831	413,891
Regulatory assets, excluding amounts attributable to property, plant and equipment	37,345	38,314	37,345	38,314
Deferred RAM and RBA revenues	11,278	15,038	11,278	15,038
Retirement benefits	20,173	32,952	25,430	38,020
Other	31,629	32,247	6,362	6,827
Total deferred tax liabilities	538,069	534,003	515,246	512,090
Net deferred income tax liability	$372,518	$388,430	$383,197	$394,041
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Based upon historical taxable income and projections for future taxable income, management believes it is more likely than not the Company and the Utilities will realize substantially all of the benefits of the deferred tax assets. As of December 31, 2018 and 2017, valuation allowances for deferred tax benefits were nil. The Utilities are included in the consolidated federal and Hawaii income tax returns of HEI and are subject to the provisions of HEI’s tax sharing agreement, which determines each subsidiary’s (or subgroup’s) income tax return liabilities and refunds on a standalone basis as if it filed a separate return (or subgroup consolidated return).
The following is a reconciliation of the Company’s liability for unrecognized tax benefits for 2018, 2017 and 2016.

	HEI consolidated			Hawaiian Electric consolidated
(in millions)	2018	2017	2016	2018	2017	2016
Unrecognized tax benefits, January 1	$4.0	$3.8	$3.6	$3.5	$3.8	3.6
Additions based on tax positions taken during the year	0.3	0.9	—	0.3	0.4	—
Reductions based on tax positions taken during the year	—	(0.2)	(0.1)	—	(0.2)	(0.1)
Additions for tax positions of prior years	0.1	—	0.3	0.1	—	0.3
Reductions for tax positions of prior years	(0.1)	(0.5)	—	(0.1)	(0.5)	—
Lapses of statute of limitations	(2.2)	—	—	(2.2)	—	—
Unrecognized tax benefits, December 31	$2.1	$4.0	$3.8	$1.6	$3.5	$3.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2018 and 2017, there were $0.5 million and $0.5 million, respectively, of unrecognized tax benefits that, if recognized, would affect the Company’s annual effective tax rate. As of December 31, 2018 and 2017, the Utilities had no unrecognized tax benefits that, if recognized, would affect the Utilities’ annual effective tax rate. The Company and Utilities believe that the unrecognized tax benefits will not significantly increase or decrease within the next 12 months.
HEI consolidated. The Company recognizes interest accrued related to unrecognized tax benefits in “Interest expense-other than on deposit liabilities and other bank borrowings” and penalties, if any, in operating expenses. In 2018, 2017 and 2016, the Company recognized approximately $(0.1) million, $0.2 million and $0.2 million in interest expense. The Company had $0.4 million and $0.5 million of interest accrued as of December 31, 2018 and 2017, respectively.
Hawaiian Electric consolidated. The Utilities recognize interest accrued related to unrecognized tax benefits in “Interest expense and other charges, net” and penalties, if any, in operating expenses. In 2018, 2017 and 2016, the Utilities recognized approximately $0.1 million, $0.1 million and $0.03 million, respectively, in interest expense. Additional interest expense related to the Utilities’ unrecognized tax benefits was recognized at HEI Consolidated because of the Utilities NOL position. The Utilities had $0.3 million and $0.2 million of interest accrued as of December 31, 2018 and 2017, respectively.
As of December 31, 2018, the disclosures above present the Company’s and the Utilities’ accruals for potential tax liabilities, which involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts. Based on information currently available, the Company and the Utilities believe these accruals have adequately provided for potential income tax issues with federal and state tax authorities, and that the ultimate resolution of tax issues for all open tax periods will not have a material adverse effect on its results of operations, financial condition or liquidity.
IRS examinations have been completed and settled through the tax year 2011 and the statute of limitations has expired for years prior to 2015, leaving subsequent years subject to IRS examination.  The tax years 2011 and subsequent are still subject to examination by the Hawaii Department of Taxation.
Major tax developments. The 2017 Tax Cuts and Jobs Act was the first comprehensive change in the law since the 1986 Tax Reform Act and has a continuing impact on U.S. taxpayers. The changes for corporate taxpayers are numerous but the following summarizes the provisions that have a major impact on the Company.
Lower tax rate. The corporate income tax rate reduction from 35% to 21% lowers the Company’s effective tax rate in 2018 and the subsequent years. For the regulated Utilities, the excess ADIT resulting from the rate change is being returned to customers over various periods determined with the approval of the PUC.
Bonus depreciation. The Tax Act allows 100% bonus depreciation through the end of 2022 for qualified property purchased and placed in service after September 27, 2017. However, property placed into service after September 27, 2017 are grandfathered under the pre-Tax Act rules allowing 50% bonus depreciation if subject to written binding purchase contracts prior to September 28, 2017. The Tax Act provides that property used in the trade or business of a regulated utility (including the furnishing or selling electrical energy) is not qualified property.
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
SAB No. 118. On December 22, 2017, the SEC staff issued SAB No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.
The Company applied the guidance in SAB No. 118 when accounting for enactment date effects of the Tax Act in 2017 and throughout 2018. At December 31, 2017, the Company had not completed its re-measurement of deferred tax assets and liabilities as a result of the reduction in the US federal corporate income tax rate to 21% and in accordance with SAB No. 118, recorded a provisional amount. The Tax Act’s reduction of the corporate tax rate to 21% resulted in a net deferred tax balance that was in excess of the taxes the Company expected to pay or be refunded in the future when the temporary differences creating these deferred taxes reverse.  The excess related to the Utilities’ deferred taxes that are expected to be refunded in rates was reclassified to a regulatory liability that will be returned to the customers prospectively.  The remaining excess was written off through deferred tax expense.  Consequently, the Company recorded a provisional decrease in net deferred tax liabilities of $271.5 million ($275.7 million at the Utilities) with the corresponding  net adjustment to increase deferred tax expense of $13.4 million ($9.2 million at the Utilities) and to increase the Utilities’ regulatory liabilities by $284.9 million. December 22, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

marked the end of the measurement period for purposes of SAB No. 118. Consequently, the Company (and Utilities) has completed the analysis, based on available Treasury and legislative guidance relating to the Tax Act.
In 2018, the Company re-measured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future. For the period ended December 31, 2018, the net deferred tax liabilities decreased by $13.9 million ($13.6 million at the Utilities) with the corresponding net adjustment that decreased deferred tax expense by $5.5 million ($5.2 million at the Utilities) and increased the regulatory liability by $11.3 million.  The decrease in deferred tax expense is included as a component of income tax expense and had the effect of decreasing the effective tax rate in 2018 from 22.1% to 20.0% (22.2% to 19.3% at the Utilities).

Note 12 · Cash flows

Years ended December 31	2018	2017	2016
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates, net of amounts capitalized	$102	$83	$84
Income taxes paid (including refundable credits)	72	55	55
Income taxes refunded (including refundable credits)	34	1	45
Hawaiian Electric consolidated
Interest paid to non-affiliates, net of amounts capitalized	73	63	62
Income taxes paid (including refundable credits)	64	26	1
Income taxes refunded (including refundable credits)	31	—	20
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment
Unpaid invoices and accruals for capital expenditures,
balance, end of period (investing)	59	38	84
Common stock dividends reinvested in HEI common stock (financing) [1]	—	—	17
Loans transferred from held for investment to held for sale (investing)	1	41	24
Real estate acquired in settlement of loans (investing)	—	—	1
Real estate transferred from property, plant and equipment to other assets held-for-sale (investing)	—	—	1
Common stock issued (gross) for director and executive/management compensation (financing)[2]	4	11	7
Obligations to fund low income housing investments, net (investing)	12	13	—
Transfer of retail repurchase agreements to deposit liabilities (financing)	102	—	—
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Unpaid invoices and accruals for capital expenditures,
balance, end of period (investing)	44	38	84
HEI Consolidated and Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	14	18	28
Acquisition of Hawaiian Telcom’s interest in joint poles (investing)	48	—	—

[1]	The amounts shown represents common stock dividends reinvested in HEI common stock under the HEI DRIP in noncash transactions.
2 The amounts shown represent the market value of common stock issued for director and executive/management compensation and withheld to satisfy statutory tax liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13 · Regulatory restrictions on net assets
The abilities of certain of HEI’s subsidiaries to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions. Under the PUC Agreement, in the event that the consolidated common stock equity of the electric utility subsidiaries falls below 35% of the total capitalization of the electric utilities (including the current maturities of long-term debt, but excluding short-term borrowings), the electric utility subsidiaries would, absent PUC approval, be restricted in their payment of cash dividends to 80% of the earnings available for the payment of dividends in the current fiscal year and preceding five years, less the amount of dividends paid during that period. The PUC Agreement also provides that the foregoing dividend restriction shall not be construed as relinquishing any right the PUC may have to review the dividend policies of the electric utility subsidiaries. As of December 31, 2018, the consolidated common stock equity of HEI’s electric utility subsidiaries was 57% of their total capitalization (as calculated for purposes of the PUC Agreement). As of December 31, 2018, Hawaiian Electric and its subsidiaries had common stock equity of $2.0 billion of which approximately $782 million was not available for transfer to HEI in the form of dividends, loans or advances without regulatory approval.
The ability of ASB to make capital distributions to HEI and other affiliates is restricted under federal law. Subject to a limited exception for stock redemptions that do not result in any decrease in ASB’s capital and would improve ASB’s financial condition, ASB is prohibited from declaring any dividends, making any other capital distributions, or paying a management fee to a controlling person if, following the distribution or payment, ASB would be deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized. ASB is required to notify the FRB and OCC prior to making any capital distribution (including dividends) to HEI (through ASB Hawaii). All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to ASB Hawaii and HEI. Generally, the FRB and OCC may disapprove or deny ASB’s request to make a capital distribution if the proposed distribution will cause ASB to become undercapitalized, or the proposed distribution raises safety and soundness concerns, or the proposed distribution violates a prohibition contained in any statute, regulation or agreement between ASB and the OCC. As of December 31, 2018, in order to maintain its “well-capitalized” position, ASB could not transfer approximately $474 million of net assets to HEI.
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

Note 14 · Significant group concentrations of credit risk
Most of the Company’s business activity is with customers located in the State of Hawaii.
The Utilities are regulated operating electric public utilities engaged in the generation, purchase, transmission, distribution and sale of electricity on the islands of Oahu, Hawaii, Maui, Lanai and Molokai in the State of Hawaii. The Utilities provide the only electric public utility service on the islands they serve. The Utilities grant credit to customers, all of whom reside or conduct business in the State of Hawaii. See Note 3 of the Consolidated Financial Statements for a discussion of the Utilities’ major customers.
Most of ASB’s financial instruments are based in the State of Hawaii, except for the investment securities it owns. Substantially all real estate loans are collateralized by real estate in Hawaii. ASB’s policy is to require mortgage insurance on all real estate loans with a loan to appraisal ratio in excess of 80% at origination.
Pacific Current’s strategy is focused on investing in non-regulated renewable energy and sustainable infrastructure in the State of Hawaii.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 15 · Fair value measurements
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
The fair value of the mortgage revenue bonds is estimated using a discounted cash flow model to calculate the present value of future principal and interest payments and, therefore is classified within Level 3 of the valuation hierarchy.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Deposit liabilities. Includes only fixed-maturity certificates of deposit beginning in 2018. The fair value of fixed-maturity certificates of deposit was estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities. Deposit liabilities are classified in Level 2 of the valuation hierarchy.
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
Long-term debt-other than bank.  Fair value of long-term debt of HEI and the Utilities was obtained from third-party financial services providers based on the current rates offered for debt of the same or similar remaining maturities and from discounting the future cash flows using the current rates offered for debt of the same or similar risks, terms, and remaining maturities. Long-term debt-other than bank is classified in Level 2 of the valuation hierarchy.
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
Window forward contracts. The estimated fair value of the Utilities’ window forward contracts was obtained from a third-party financial services provider based on the effective exchange rate offered for the foreign currency denominated transaction. Window forward contracts were classified as Level 2 measurements. As of December 31, 2018, the Utilities had no outstanding window forward contract as the last contract was paid on December 21, 2018.
The following table presents the carrying or notional amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments. For stock in Federal Home Loan Bank, the carrying amount is a reasonable estimate of fair value because it can only be redeemed at par.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
December 31, 2018
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,388,533	$—	$1,364,897	$23,636	$1,388,533
Held-to-maturity investment securities	141,875	—	142,057	—	142,057
Stock in Federal Home Loan Bank	9,958	—	9,958	—	9,958
Loans, net	4,792,707	—	1,809	4,800,244	4,802,053
Mortgage servicing rights	8,062	—	—	13,618	13,618
Derivative assets	10,180	—	91	—	91
Financial liabilities
HEI consolidated
Deposit liabilities[1]	827,841	—	817,667	—	817,667
Short-term borrowings—other than bank	73,992	—	73,992	—	73,992
Other bank borrowings	110,040	—	110,037	—	110,037
Long-term debt, net—other than bank	1,879,641	—	1,904,261	—	1,904,261
Derivative liabilities	34,132	34	596	—	630
Hawaiian Electric consolidated
Short-term borrowings	25,000	—	25,000	—	25,000
Long-term debt, net	1,418,802	—	1,443,968	—	1,443,968
December 31, 2017
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,401,198	$—	$1,385,771	$15,427	$1,401,198
Held-to-maturity investment securities	44,515	—	44,412	—	44,412
Stock in Federal Home Loan Bank	9,706	—	9,706	—	9,706
Loans, net	4,628,381	—	11,254	4,770,497	4,781,751
Mortgage servicing rights	8,639	—	—	12,052	12,052
Derivative assets	17,812	—	393	—	393
Hawaiian Electric consolidated
Derivative assets-window forward contracts	3,240	—	256	—	256
Financial liabilities
HEI consolidated
Deposit liabilities[1]	5,890,597	—	5,884,071	—	5,884,071
Short-term borrowings—other than bank	117,945	—	117,945	—	117,945
Other bank borrowings	190,859	—	190,829	—	190,829
Long-term debt, net—other than bank	1,683,797	—	1,813,295	—	1,813,295
Derivative liabilities	13,562	20	10	—	30
Hawaiian Electric consolidated
Short-term borrowings	4,999	—	4,999	—	4,999
Long-term debt, net	1,368,479	—	1,497,079	—	1,497,079
1 As of December 31, 2018, deposit liabilities include only fixed-maturity certificates of deposit as a result of the Company’s adoption of ASU No. 2016-01 in the first quarter of 2018. As of December 31, 2017, deposit liabilities include noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, for which the carrying amount represents a reasonable estimate of fair value, as such liabilities have no stated maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

December 31	2018			2017
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$—	$1,161,416	$—	$—	$1,201,473	$—
U.S. Treasury and federal agency obligations	—	154,349	—	—	184,298	—
Corporate bonds	—	49,132	—	—	—	—
Mortgage revenue bonds	—	—	23,636	—	—	15,427
	$—	$1,364,897	$23,636	$—	$1,385,771	$15,427
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$91	$—	$—	$133	$—
Forward commitments (bank segment)[1]	—	—	—	—	4	—
Window forward contracts (electric utility segment)[2]	—	—	—	—	256	—
	$—	$91	$—	$—	$393	$—
Derivative liabilities
Interest rate lock commitments (bank segment)[1]	$—	$—	$—	$—	$2	$—
Forward commitments (bank segment)[1]	34	9	—	20	8	—
Interest rate swap (Other segment)[3]	—	587	—	—	—	—
	$34	$596	$—	$20	$10	$—

[1]	Derivatives are carried at fair value in other assets or other liabilities in the balance sheets with changes in value included in mortgage banking income.

[2]	Derivatives were included in regulatory assets and/or liabilities in the balance sheets in 2017.

[3]	Derivatives are included in Other liabilities in the balance sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2018 and 2017.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	2018	2017
Mortgage revenue bonds
Balance, January 1	$15,427	$15,427
Principal payments received	—	—
Purchases	8,209	—
Unrealized gain (loss) included in other comprehensive income	—	—
Balance, December 31	$23,636	$15,427
ASB holds two mortgage revenue bonds issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of December 31, 2018, the weighted average discount rate was 3.96% which was derived by incorporating a credit spread over the one month LIBOR rate. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

		Fair value measurements using
(in thousands)	Balance	Level 1	Level 2	Level 3
December 31, 2018
Loans	$77	$—	$—	$77
Real estate acquired in settlement of loans	186	—	—	186
December 31, 2017
Loans	2,621	—	—	2,621
For 2018 and 2017, there were no adjustments to fair value for ASB’s loans held for sale.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value (1)
(dollars in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
December 31, 2018
Home equity line of credit	$77	Fair value of property or collateral	Appraised value less 7% selling cost		N/A (2)
Total loans	$77
Real estate acquired in settlement of loans	$186	Fair value of property or collateral	Appraised value less 7% selling cost		N/A (2)
December 31, 2017
Residential loans	$613	Fair value of collateral	Appraised value less 7% selling cost	71-92%	84%
Commercial loans	2,008	Fair value of collateral	Appraised value	71-76%	75%
Total loans	$2,621

(1)	Represent percent of outstanding principal balance.

(2)	N/A - Not applicable. There is one asset in each fair value measurement type.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

Note 16 · Termination of proposed merger and other matters
On December 3, 2014, HEI, NextEra Energy, Inc. (NEE) and two subsidiaries of NEE entered into an Agreement and Plan of Merger (the Merger Agreement), under which Hawaiian Electric was to become a subsidiary of NEE. The Merger Agreement contemplated that, prior to the Merger, HEI would distribute to its shareholders all of the common stock of ASB Hawaii, Inc. (ASB Hawaii), the parent company of ASB (such distribution referred to as the Spin-Off).
The closing of the Merger was subject to various conditions, including receipt of regulatory approval from the PUC. In July 2016: (1) the PUC dismissed the NEE and Hawaiian Electric’s application requesting approval of the proposed Merger, (2) NEE terminated the Merger Agreement, (3) pursuant to the terms of the Merger Agreement, NEE paid HEI a $90 million termination fee and $5 million for the reimbursement of expenses associated with the transaction. In 2016, the Company recognized $60 million of net income ($2 million of net loss in each of the first and second quarters and $64 million of net income in the third quarter), comprised of the termination fee ($55 million), reimbursements of expenses from NEE and insurance ($3 million), and additional tax benefits on the previously non-tax-deductible merger- and spin-off-related expenses incurred through June 30, 2016 ($8 million), less merger- and spin-off-related expenses incurred in 2016 ($6 million) (all net of tax impacts).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 17 · Quarterly information (unaudited)
Selected quarterly information was as follows:

	Quarters ended				Years ended
(in thousands, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31	December 31
HEI consolidated
2018
Revenues	$645,874	$685,277	$768,048	$761,650	$2,860,849
Operating income[1]	71,889	78,799	98,064	84,604	333,356
Net income	40,720	46,527	66,371	50,046	203,664
Net income for common stock	40,247	46,054	65,900	49,573	201,774
Basic earnings per common share [2]	0.37	0.42	0.61	0.46	1.85
Diluted earnings per common share [3]	0.37	0.42	0.60	0.45	1.85
Dividends per common share	0.31	0.31	0.31	0.31	1.24
2017[4]
Revenues	$591,562	$632,281	$673,185	$658,597	$2,555,625
Operating income[1]	69,738	77,802	111,473	87,220	346,233
Net income	34,666	39,134	60,544	32,843	167,187
Net income for common stock	34,193	38,661	60,073	32,370	165,297
Basic earnings per common share [2]	0.31	0.36	0.55	0.30	1.52
Diluted earnings per common share [3]	0.31	0.36	0.55	0.30	1.52
Dividends per common share	0.31	0.31	0.31	0.31	1.24
Hawaiian Electric consolidated
2018
Revenues	$570,427	$608,126	$687,409	$680,563	$2,546,525
Operating income[1]	51,369	55,144	74,036	61,112	241,661
Net income	27,974	31,668	50,210	35,796	145,648
Net income for common stock	27,475	31,169	49,712	35,297	143,653
2017[5]
Revenues	$518,611	$556,875	$598,769	$583,311	2,257,566
Operating income[1]	50,361	56,482	88,497	68,184	263,524
Net income	21,964	26,143	47,985	25,854	121,946
Net income for common stock	21,465	25,644	47,487	25,355	119,951
Note: HEI owns all of Hawaiian Electric’s common stock, therefore per share data for Hawaiian Electric is not meaningful.

[1]
The Company and Hawaiian Electric adopted ASU No. 2017-07 in the first quarter of 2018: (1) retrospectively for the presentation in the income statement of the service cost component and the other components of NPPC and NPBC, and (2) prospectively for the capitalization in assets of the service cost component of NPPC and NPBC for Hawaiian Electric and its subsidiaries. See Note 1.

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
HEI:
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Constance H. Lau, HEI Chief Executive Officer (CEO), and Gregory C. Hazelton, HEI Chief Financial Officer (CFO), have evaluated the disclosure controls and procedures of HEI as of December 31, 2018. Based on their evaluation, as of December 31, 2018, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:

(1)	is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and

(2)	is accumulated and communicated to HEI management, including HEI’s CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.
Changes in Internal Control over Financial Reporting
On October 2, 2018, Hawaiian Electric completed the implementation of an ERP/EAM system utilizing SAP, which supports essentially all of the Utilities’ business processes and activities including work management, procurement and supply chain, customer relationship management, invoicing and collection of payments, human resource management, payroll, and the preparation of financial information for financial reporting. SAP allows Hawaiian Electric to benefit from enhanced security features and seamless data integration. The implementation of SAP modified processes and procedures which resulted in changes to Hawaiian Electric’s internal control over financial reporting in the fourth quarter of 2018.
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Hawaiian Electric:
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Alan M. Oshima, Hawaiian Electric CEO, and Tayne S. Y. Sekimura, Hawaiian Electric CFO, have evaluated the disclosure controls and procedures of Hawaiian Electric as of December 31, 2018. Based on their evaluation, as of December 31, 2018, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by Hawaiian Electric in reports Hawaiian Electric files or submits under the Securities Exchange Act of 1934:

(1)	is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and

(2)
is accumulated and communicated to Hawaiian Electric management, including Hawaiian Electric’s CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting
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
Management conducted an evaluation of the effectiveness of Hawaiian Electric’s internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO. Based on this evaluation, management has concluded that Hawaiian Electric’s internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control over Financial Reporting
On October 2, 2018, Hawaiian Electric completed the implementation of an ERP/EAM system utilizing SAP, which supports essentially all of the Utilities’ business processes and activities including work management, procurement and supply chain, customer relationship management, invoicing and collection of payments, human resource management, payroll, and the preparation of financial information for financial reporting. SAP allows Hawaiian Electric to benefit from enhanced security features and seamless data integration. The implementation of SAP modified processes and procedures which resulted in changes to Hawaiian Electric’s internal control over financial reporting in the fourth quarter of 2018.
There were no other changes in internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
HEI and Hawaiian Electric: None
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
HEI:
Information regarding HEI’s executive officers is provided in the “Executive Officers of the Registrant” section following Item 4 of this report.
The remaining information required by this Item 10 for HEI is incorporated herein by reference to the following sections in HEI’s 2019 Proxy Statement:

•	“Nominees for Class II directors whose terms expire at the 2022 Annual Meeting”

•	“Nominee for Class III director whose term expires at the 2020 Annual Meeting”

•	“Continuing Class III directors whose terms expire at the 2020 Annual Meeting”

•	“Continuing Class I directors whose terms expire at the 2021 Annual Meeting”

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
Section 16(a) beneficial ownership reporting compliance
Information required to be reported under this caption is incorporated herein by reference to the “Stock Ownership Information-Section 16(a) Beneficial Ownership Reporting Compliance” section in HEI’s 2019 Proxy Statement.
Code of Conduct
HEI has a Corporate Code of Conduct that includes a code of ethics applicable to, among others, its principal executive officer, principal financial officer and principal accounting officer. The Corporate Code of Conduct is available on HEI’s website at www.hei.com. HEI intends to disclose the information required by Form 8-K, Item 5.05, “Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics,” through this website and such information will remain available on this website for at least a 12-month period.
Hawaiian Electric:
The information required by this Item 10 for Hawaiian Electric is incorporated herein by reference to pages 1 to 7 of Hawaiian Electric Exhibit 99.1.

ITEM 11.	EXECUTIVE COMPENSATION
HEI:
The information required by this Item 11 for HEI is incorporated herein by reference to the information relating to executive and director compensation in HEI’s 2019 Proxy Statement.
Hawaiian Electric:
The information required by this Item 11 for Hawaiian Electric is incorporated herein by reference to:

•	Pages 8 to 31 of Hawaiian Electric Exhibit 99.1 to this Form 10-K;

•	The discussion of “2017-19 Long-Term Incentive Plan” at pages 15-16 of Hawaiian Electric’s Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2017; and

•	Information concerning compensation paid to directors of Hawaiian Electric who are also directors of HEI under the section of HEI’s 2019 Proxy Statement entitled, “Director Compensation.”
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

HEI:
The information required to be reported under this caption for HEI is incorporated herein by reference to the “Compensation Committee Interlocks and Insider Participation” section in HEI’s 2019 Proxy Statement.
Hawaiian Electric:
The information required to be reported under this caption for Hawaiian Electric is incorporated herein by reference to page 21 of Hawaiian Electric Exhibit 99.1.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
HEI:
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The information required by this Item 12 for HEI is incorporated herein by reference to the “Stock Ownership Information-Security Ownership of Certain Beneficial Owners” section in HEI’s 2019 Proxy Statement.
Equity Compensation Plan Information
Information as of December 31, 2018 about HEI Common Stock that may be issued under all of the Company’s equity compensation plans was as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by shareholders	555,172	$—	2,704,852
Equity compensation plans not approved by shareholders	—	—	—
Total	555,172	$—	2,704,852
(1)This column includes the number of shares of HEI Common Stock which may be issued under the Revised and Amended HEI 2010 Equity Incentive Plan (amended EIP) on account of awards outstanding as of December 31, 2018, including:

EIP
142,100	Restricted stock units plus estimated compounded dividend equivalents (if applicable) *
413,072	Shares to be issued in February 2020 and 2021 under the 2017-2019 and 2018-2020 LTIPs, respectively, plus compounded dividend equivalents
555,172

*
Under the amended EIP as of December 31, 2018, RSUs count as one share against shares available for issuance less estimated shares withheld for taxes under net share settlement which again become available for the issuance of new shares on a one-to-one basis.

(2)
This represents the number of shares available as of December 31, 2018 for future awards, including 2,658,245 shares available for future awards under the amended EIP and 46,607 shares available for future awards under the 2011 Nonemployee Director Plan.

Hawaiian Electric:
The information required by this Item 12 for Hawaiian Electric is incorporated herein by reference to pages 34 to 35 of Hawaiian Electric Exhibit 99.1.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
HEI:
The information required by this Item 13 for HEI is incorporated herein by reference to the sections relating to related person transactions and director independence in HEI’s 2019 Proxy Statement.
Hawaiian Electric:
The information required by this Item 13 for Hawaiian Electric is incorporated herein by reference to pages 35 to 36 of Hawaiian Electric Exhibit 99.1.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
HEI:
The information required by this Item 14 for HEI is incorporated herein by reference to the relevant information in the Audit Committee Report in HEI’s 2019 Proxy Statement (but no other part of the “Audit Committee Report” is incorporated herein by reference).
Hawaiian Electric:
The information required by this Item 14 for Hawaiian Electric is incorporated herein by reference to page 37 of Hawaiian Electric Exhibit 99.1.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial statements
See Item 8 for the Consolidated Financial Statements of HEI and Hawaiian Electric.
(a)(2) and (c) Financial statement schedules
The following financial statement schedules for HEI and Hawaiian Electric are included in this report on the pages indicated below:

		Page/s in Form 10-K
		HEI	Hawaiian Electric
Schedule I	Condensed Financial Information of Registrant, Hawaiian Electric Industries, Inc. (Parent Company) at December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016	173-175	NA
Schedule II	Valuation and Qualifying Accounts, Hawaiian Electric Industries, Inc. and subsidiaries and Hawaiian Electric Company, Inc. and subsidiaries for the years ended December 31, 2018, 2017 and 2016	177	177
NA Not applicable.
Certain schedules, other than those listed, are omitted because they are not required, or are not applicable, or the required information is shown in the Consolidated Financial Statements.

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED BALANCE SHEETS

December 31	2018	2017
(dollars in thousands)
Assets
Cash and cash equivalents	$3,742	$11,702
Accounts receivable	2,604	2,347
Notes receivable	20,789	—
Property, plant and equipment, net	3,456	3,910
Deferred income tax assets	10,147	8,710
Other assets	11,963	15,480
Investments in subsidiaries, at equity	2,605,038	2,466,342
Total assets	$2,657,739	$2,508,491
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$2,001	$561
Interest payable	3,476	2,319
Notes payable to subsidiaries	34	1,918
Commercial paper	48,992	62,993
Short-term debt, net	—	49,953
Long-term debt, net	398,874	249,588
Retirement benefits liability	29,565	31,518
Other	12,517	12,255
Total liabilities	495,459	411,105
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 108,879,245 shares and 108,787,807 shares at December 31, 2018 and 2017, respectively	1,669,267	1,662,491
Retained earnings	543,623	476,836
Accumulated other comprehensive loss	(50,610)	(41,941)
Total shareholders’ equity	2,162,280	2,097,386
Total liabilities and shareholders’ equity	$2,657,739	$2,508,491

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF INCOME

Years ended December 31	2018	2017	2016
(in thousands)
Revenues	$429	$798	$647
Equity in net income of subsidiaries	226,972	187,097	199,485
Expenses:
Operating, administrative and general	19,515	16,578	17,515
Depreciation of property, plant and equipment	597	548	566
Taxes, other than income taxes	509	496	4,726
Total expenses	20,621	17,622	22,807
Income before merger termination fee, interest expense and income (taxes) benefits	206,780	170,273	177,325
Merger termination fee	—	—	90,000
Income before interest expense and income (taxes) benefits	206,780	170,273	267,325
Retirement defined benefits expense—other than service costs	674	1,119	1,186
Interest expense	12,664	9,389	9,037
Income before income (taxes) benefits	193,442	159,765	257,102
Income (taxes) benefits	8,332	5,532	(8,846)
Net income	$201,774	$165,297	$248,256

HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
STATEMENTS OF COMPREHENSIVE INCOME
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Incorporated by reference are HEI and Subsidiaries’ Statements of Consolidated Comprehensive Income and Consolidated Statements of Changes in Shareholders’ Equity in Part II, Item 8.

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31	2018	2017	2016
(in thousands)
Net cash provided by operating activities	$135,470	$99,600	$191,710
Cash flows from investing activities
Increase in note receivable from subsidiary	(20,596)	(70,000)	—
Decrease in note receivable from subsidiary	—	66,391	—
Capital expenditures	(143)	(317)	(212)
Investments in subsidiaries	(71,970)	(22,353)	(24,000)
Other	140	(177)	1
Net cash used in investing activities	(92,569)	(26,456)	(24,211)
Cash flows from financing activities
Net increase (decrease) in notes payable to subsidiaries with original maturities of three months or less	(30)	98	(618)
Net increase (decrease) in short-term borrowings with original maturities of three months or less	(14,000)	62,993	(103,063)
Proceeds from issuance of short-term debt	—	125,000	—
Repayment of short-term debt	(50,000)	(75,000)	—
Proceeds from issuance of long-term debt	150,000	150,000	75,000
Repayment of long-term debt	—	(200,000)	(75,000)
Withheld shares for employee taxes on vested share-based compensation	(996)	(3,828)	(2,416)
Net proceeds from issuance of common stock	—	—	13,220
Common stock dividends	(134,987)	(134,873)	(117,274)
Other	(848)	(756)	2,460
Net cash used in financing activities	(50,861)	(76,366)	(207,691)
Net decrease in cash and equivalents	(7,960)	(3,222)	(40,192)
Cash and cash equivalents, January 1	11,702	14,924	55,116
Cash and cash equivalents, December 31	$3,742	$11,702	$14,924

NOTES TO CONDENSED FINANCIAL INFORMATION

Basis of Presentation
The “Notes to Consolidated Financial Statements” in Part II, Item 8 should be read in conjunction with the above HEI (Parent Company) financial statements. All HEI subsidiaries are reflected in the Condensed Financial Statements under the equity method. Income taxes for equity method investments are included in “Equity in net income of subsidiaries.”
The Condensed Statements of Income Data reflects the retrospective application of ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which was adopted in the first quarter of 2018. Nonservice cost was reclassified from “Operating, general and administrative expenses” to “Retirement defined benefits expense—other than service costs.”
Long-term debt
The components of long-term debt, net, were as follows:

December 31	2018	2017
(dollars in thousands)
HEI 2.99% term loan, due 2022	$150,000	$150,000
HEI 5.67% senior note, due 2021	50,000	50,000
HEI 3.99% senior note, due 2023	50,000	50,000
HEI 4.58% senior notes, due 2025	50,000	—
HEI 4.72% senior notes, due 2028	100,000	—
Less unamortized debt issuance costs	(1,126)	(412)
Long-term debt, net	$398,874	$249,588
The aggregate payments of principal required within five years after December 31, 2018 on long-term debt are nil in 2019 and 2020, $50 million in 2021, $150 million in 2022 and $50 million in 2023.
Indemnities
As of December 31, 2018, HEI has a General Agreement of Indemnity in favor of both Liberty Mutual Insurance Company (Liberty) and Travelers Casualty and Surety Company of America (Travelers) for losses in connection with any and all bonds, undertakings or instruments of guarantee and any renewals or extensions thereof executed by Liberty or Travelers, including, but not limited to, a $0.6 million self-insured United States Longshore & Harbor bond and a $0.7 million self-insured automobile bond.
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
Dividends from HEI subsidiaries
In 2018, 2017 and 2016, cash dividends received from subsidiaries were $154 million, $125 million and $130 million, respectively.
Supplemental disclosures of noncash activities
In 2018, 2017 and 2016, $2.3 million, $2.8 million and $2.3 million, respectively, of HEI accounts receivable from ASB Hawaii were reduced with a corresponding reduction in HEI notes payable to ASB Hawaii in noncash transactions.
In 2018, 2017 and 2016, $2.3 million, $2.8 million and $2.3 million, respectively, were contributed as equity by HEI into ASB Hawaii with a corresponding increase in HEI notes payable to ASB Hawaii in noncash transactions.
In 2017, $3.6 million of HEI notes receivable from Hamakua Energy, LLC were converted to equity in a noncash transaction.
Under the HEI DRIP, common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to nil, nil and $17 million in 2018, 2017 and 2016, respectively. From January 1, 2016 through January 6, 2016 and December 7, 2016 to date, HEI satisfied the share purchase requirements of the DRIP through open market purchases of its common stock rather than new issuances.

Hawaiian Electric Industries, Inc. and subsidiaries
and Hawaiian Electric Company, Inc. and subsidiaries
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2018, 2017 and 2016

Col. A	Col. B	Col. C				Col. D		Col. E
(in thousands)		Additions
Description	Balance at begin- ning of period	Charged to costs and expenses		Charged to other accounts		Deductions		Balance at end of period
2018
Allowance for uncollectible accounts – electric utility	$1,178	$2,474		$(4,099)	(a), (c)	$(1,927)	(b),(c)	$1,480
Allowance for uncollectible interest – bank	$367	$—		$6		$—		$373
Allowance for losses for loans – bank	$53,637	$14,745	(d)	$4,254	(a)	$20,517	(b)	$52,119
2017
Allowance for uncollectible accounts – electric utility	$1,121	$1,810		$785	(a)	$2,538	(b),(c)	$1,178
Allowance for uncollectible interest – bank	$1,834	$—		$—		$1,467		$367
Allowance for losses for loans – bank	$55,533	$10,901	(d)	$4,016	(a)	$16,813	(b)	$53,637
Deferred tax valuation allowance – HEI	$38	$—		$—		$38		$—
2016
Allowance for uncollectible accounts – electric utility	$1,699	$2,383		$877	(a)	$3,838	(b),(c)	$1,121
Allowance for uncollectible interest – bank	$1,679	$—		$155		$—		$1,834
Allowance for losses for loans – bank	$50,038	$16,763	(d)	$2,977	(a)	$14,245	(b)	$55,533
Deferred tax valuation allowance – HEI	$54	$—		$—		$16		$38

(a)	Primarily recoveries.

(b)	Bad debts charged off.

(c)	Reclass (reversal) of allowance for one customer account into other long term assets in 2018, 2017 and 2016 were $(4,934), $841, and $1,790, respectively.

(d)	Represents provision for loan loss.

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

Exhibit no.	Description	Form	File Number	Exhibit #	Filing date
HEI:
3(i)	HEI’s Amended and Restated Articles of Incorporation.	8-K	1-8503	3(i)	5/6/09
3(ii)	Amended and Restated Bylaws of HEI effective February 14, 2019.	8-K	1-8503	3.1	2/19/19
4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HEI and its subsidiaries.	10-K	1-8503	4.1	3/31/93
4.2	Master Note Purchase Agreement among HEI and the Purchasers thereto, dated March 24, 2011.	8-K	1-8503	4(a)	3/28/11
4.2(a)	First Supplement to Note Purchase Agreement among HEI and the Purchasers thereto, dated March 6, 2013.	8-K	1-8503	4(a)	3/6/13
4.3	Hawaiian Electric Industries Retirement Savings Plan, restatement effective January 1, 2013.	10-K	1-8503	4.5	2/19/13
4.4	Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company, as Trustee	10-Q	1-8503	4	11/8/12
4.4(a)	Letter Amendment effective November 28, 2012 to Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.6(a)	2/19/13
4.4(b)	Letter Amendment effective October 1, 2014 to Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	11/6/14
4.4(c)	First Amendment to Master Trust Agreement (dated as of September 4, 2012) effective March 1, 2015 between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	5/6/15
4.4(d)	Letter Amendment effective August 3, 2015 to Master Trust Agreement (dated as of September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(d)	3/1/18
4.4(e)	Letter Amendment effective August 15, 2017 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	11/2/17
4.4(f)	Second Amendment effective January 1, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(f)	3/1/18
4.4(g)	Letter of Direction effective January 2, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(g)	3/1/18
4.4(h)	Third Amendment effective July 1, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	8/3/18
4.5	Hawaiian Electric Industries, Inc. Dividend Reinvestment and Stock Purchase Plan, as amended and restated effective October 5, 2017.	S-3	333- 220842	4.3	10/5/17
4.6	American Savings Bank 401(k) Plan, restatement effective January 1, 2013.	10-K	1-8503	4.8	2/19/13
4.6(a)	Amendment 2013-1 to the American Savings Bank 401(k) Plan, effective January 1, 2014.	10-K	1-8503	4.7(a)	2/23/16
10.1	Conditions for the Merger and Corporate Restructuring of Hawaiian Electric Company, Inc. dated September 23, 1982.	10-K	1-8503	10.1	2/28/07
10.2	Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988, between HEI, HEIDI and the Federal Savings and Loan Insurance Corporation (by the Federal Home Loan Bank of Seattle).	8-K	1-8503	(28)-2	5/26/88**
10.3	OTS letter regarding release from Part II.B. of the Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988.	10-K	1-8503	10.3(a)	3/31/93

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date

HEI Exhibits 10.4 through 10.21 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this report. HEI Exhibits 10.4 through 10.19 are also management contracts or compensatory plans or arrangements with Hawaiian Electric participants.

	10.4	HEI Executive Incentive Compensation Plan amended as of February 4, 2013.	10-K	1-8503	10.4	2/19/13
*	10.5	HEI Executives’ Deferred Compensation Plan amended and restated effective January 1, 2019.
	10.6	Hawaiian Electric Industries, Inc. 2010 Equity and Incentive Plan, as amended and restated November 16, 2010.	10-K	1-8503	10.6	2/18/11
	10.7	Hawaiian Electric Industries, Inc. 2010 Equity and Incentive Plan, as amended and restated February 14, 2014.	Proxy (DEF 14A)	1-8503	Appendix D	3/25/14
	10.7(a)	Form of Non-Qualified Stock Option Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.4	5/11/10
	10.7(b)	Form of Stock Appreciation Right Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.5	5/11/10
	10.7(c)	Form of Restricted Shares Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.6	5/11/10
	10.7(d)	Form of Performance Shares Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.7	5/11/10
	10.7(e)	Form of Restricted Stock Unit Agreement, amended as of December 15, 2016, pursuant to 2010 Equity and Incentive Plan, as amended and restated February 14, 2014.	10-K	1-8503	10.7(e)	2/24/17
	10.8	HEI Long-Term Incentive Plan amended as of February 4, 2013.	10-K	1-8503	10.8	2/19/13
	10.9	HEI Supplemental Executive Retirement Plan amended and restated as of January 1, 2009.	10-Q	1-8503	10.3	11/5/08
	10.9(a)	Amendments to the HEI Supplemental Executive Retirement Plan Freezing Benefit Accruals Effective December 31, 2008.	10-K	1-8503	10.9(a)	2/27/09
	10.10	HEI Excess Pay Plan amended and restated as of January 1, 2009.	10-K	1-8503	10.10	2/27/09
	10.10(a)	HEI Excess Pay Plan Addendum for Constance H. Lau.	10-K	1-8503	10.10(a)	2/27/09
	10.10(b)	Amendment No. 1 dated December 13, 2010 to January 1, 2009 Restatement of HEI Excess Pay Plan.	10-K	1-8503	10.10(c)	2/19/13
	10.11	Form of Change in Control Agreement.	10-K	1-8503	10.11	2/27/09
	10.12	Nonemployee Director Retirement Plan, effective as of October 1, 1989.	10-K	1-8503	10.15	3/27/90**
	10.13	HEI 2011 Nonemployee Director Stock Plan.	Proxy (DEF 14A)	1-8503	Appendix A	3/21/11
*	10.14	Nonemployee Director’s Compensation Schedule effective January 1, 2019.
	10.15	HEI Non-Employee Directors’ Deferred Compensation Plan.	10-Q	1-8503	10.5	11/5/08
	10.16	Executive Death Benefit Plan of HEI and Participating Subsidiaries restatement effective as of January 1, 2009.	10-Q	1-8503	10.6	11/5/08
	10.16(a)	Resolution of the Compensation Committee of the Board of Directors of Hawaiian Electric Industries, Inc. Re: Adoption of Amendment No. 1 to January 1, 2009 Restatement of the Executive Death Benefit Plan.	10-Q	1-8503	10.1	11/5/09
	10.17	Amended and Restated Severance Pay Plan for Management Employees of Hawaiian Electric Industries, Inc. and Executive Employees of Affiliates, effective as of April 2, 2018.	10-Q	1-8503	10	8/3/18
	10.18	Hawaiian Electric Industries Deferred Compensation Plan adopted on December 13, 2010.	10-K	1-8503	10.18	2/18/11
	10.19	Form of Indemnity Agreement (HEI, Hawaiian Electric and ASB with their respective directors and HEI with certain of its senior officers).	10-Q	1-8503	10.1	11/8/12
	10.20	American Savings Bank Select Deferred Compensation Plan (Restatement Effective January 1, 2009).	10-Q	1-8503	10.7	11/5/08
	10.20(a)	Amendment No. 1 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 30, 2009.	10-K	1-8503	10.20(a)	2/23/16
	10.20(b)	Amendment No. 2 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 29, 2010.	10-K	1-8503	10.20(b)	2/23/16

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
	10.20(c)	Amendment No. 3 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 3, 2014.	10-K	1-8503	10.20(c)	2/23/16
	10.20(d)	Amendment No. 4 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 4, 2017.	10-K	1-8503	10.20(d)	3/1/18
	10.21	American Savings Bank Supplemental Executive Retirement, Disability, and Death Benefit Plan, effective January 1, 2009.	10-Q	1-8503	10.8	11/5/08
	10.21(a)	Amendments to the American Savings Bank Supplemental Executive Retirement, Disability, and Death Benefit Plan Freezing Benefit Accruals Effective December 31, 2008.	10-K	1-8503	10.19(b)	2/27/09
	10.22	Second Amended and Restated Credit Agreement, dated as of June 30, 2017, among HEI, as Borrower, the Lenders Party Thereto and Wells Fargo Bank, National Association, as Syndication Agent, and Bank of America, N.A., MUFG Union Bank, N.A., Barclays Bank PLC, U.S. Bank National Association and Bank of Hawaii as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, and JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Runners.	10-Q	1-8503	10.1	8/3/17
*	11	HEI - Computation of Earnings per Share of Common Stock.
*	21.1	HEI - Subsidiaries of the Registrant.
*	23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).
*	23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
*	31.1	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer).
*	31.2	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Gregory C. Hazelton (HEI Chief Financial Officer).
*	32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350.
*	101.INS	XBRL Instance Document.
*	101.SCH	XBRL Taxonomy Extension Schema Document.
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Hawaiian Electric:
	3(i).1	Hawaiian Electric’s Certificate of Amendment of Articles of Incorporation.	10-K	1-4955	3.1	3/31/89
	3(i).2	Articles of Amendment to Hawaiian Electric’s Amended Articles of Incorporation.	10-K	1-4955	3.1(b)	3/27/90**
	3(i).3	Articles of Amendment to Hawaiian Electric’s Amended Articles of Incorporation.	10-K	1-4955	3(i).4	3/23/99
	3(i).4	Articles of Amendment amending Article V of Hawaiian Electric’s Amended Articles of Incorporation effective August 6, 2009.	10-Q	1-4955	3(i).4	8/7/09
	3(ii)	Hawaiian Electric’s Amended and Restated Bylaws (as last amended August 6, 2010).	8-K	1-4955	3(ii)	8/9/10
	4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of Hawaiian Electric, Hawaii Electric Light and Maui Electric	10-K	1-4955	4.1	3/19/03
	4.2	Certificate of Trust of HECO Capital Trust III.	S-3	333- 111073	4(a)	12/10/03
	4.3	Amended and Restated Trust Agreement of HECO Capital Trust III dated as of March 1, 2004.	8-K	1-4955	4(c)	3/22/04
	4.4	Hawaiian Electric Junior Indenture with The Bank of New York, as Trustee, dated as of March 1, 2004	8-K	1-4955	4(f)	3/22/04
	4.5	6.500% Quarterly Income Trust Preferred Security issued by HECO Capital Trust III, dated March 18, 2004.	8-K	1-4955	4(d)	3/22/04
	4.6	6.500% Junior Subordinated Deferrable Interest Debenture, Series 2004 issued by Hawaiian Electric, dated March 18, 2004.	8-K	1-4955	4(g)	3/22/04

Exhibit no.	Description	Form	File Number	Exhibit #	Filing date
4.7	Trust Guarantee Agreement between The Bank of New York, as Trust Guarantee Trustee, and Hawaiian Electric dated as of March 1, 2004.	8-K	1-4955	4(l)	3/22/04
4.8	Maui Electric Junior Indenture with The Bank of New York, as Trustee, including Hawaiian Electric Subsidiary Guarantee, dated as of March 1, 2004.	8-K	1-4955	4(h)	3/22/04
4.9	Hawaii Electric Light Junior Indenture with The Bank of New York, as Trustee, including Hawaiian Electric Subsidiary Guarantee, dated as of March 1, 2004.	8-K	1-4955	4(j)	3/22/04
4.10	6.500% Junior Subordinated Deferrable Interest Debenture, Series 2004 issued by Maui Electric, dated March 18, 2004.	8-K	1-4955	4(i)	3/22/04
4.11	6.500% Junior Subordinated Deferrable Interest Debenture, Series 2004 issued by Hawaii Electric Light, dated March 18, 2004.	8-K	1-4955	4(k)	3/22/04
4.12	Expense Agreement, dated March 1, 2004, among HECO Capital Trust III, Hawaiian Electric, Maui Electric and Hawaii Electric Light.	8-K	1-4955	4(m)	3/22/04
4.13	Note Purchase Agreement among Hawaiian Electric and the Purchasers that are parties thereto, dated April 19, 2012.	8-K	1-4955	4(a)	4/23/12
4.14	Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric and the Purchasers that are parties thereto, dated April 19, 2012.	8-K	1-4955	4(b)	4/23/12
4.15	Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light and the Purchasers that are parties thereto, dated April 19, 2012.	8-K	1-4955	4(c)	4/23/12
4.16	Note Purchase Agreement among Hawaiian Electric and the Purchasers that are parties thereto, dated September 13, 2012.	8-K	1-4955	4	9/14/12
4.17	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of October 3, 2013.	8-K	1-4955	4(a)	10/7/13
4.18	Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric Company, Limited and the Purchasers that are parties thereto, dated as of October 3, 2013.	8-K	1-4955	4(b)	10/7/13
4.19	Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light Company, Inc. and the Purchasers that are parties thereto, dated as of October 3, 2013.	10-Q	1-4955	4	11/7/13
4.20	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(a)	10/16/15
4.21	Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric Company, Limited and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(b)	10/16/15
4.22	Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light Company, Inc. and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(c)	10/16/15
4.23	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of December 15, 2016.	8-K	1-4955	4	12/19/16
10.1(a)	Power Purchase Agreement between Kalaeloa Partners, L.P., and Hawaiian Electric dated October 14, 1988.	10-Q	1-4955	10(a)	11/14/88
10.1(b)	Amendment No. 1 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated June 15, 1989.	10-Q	1-4955	10(c)	8/14/89
10.1(c)	Lease Agreement between Kalaeloa Partners, L.P., as Lessor, and Hawaiian Electric, as Lessee, dated February 27, 1989.	10-Q	1-4955	10(d)	8/14/89
10.1(d)	Restated and Amended Amendment No. 2 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated February 9, 1990.	10-K	1-4955	10.2(c)	3/27/90**
10.1(e)	Amendment No. 3 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated December 10, 1991.	10-K	1-4955	10.2(e)	3/24/92
10.1(f)	Amendment No. 4 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 1, 1999.	10-Q	1-4955	10.1	11/8/00
10.1(g)	Confirmation Agreement Concerning Section 5.2B(2) of Power Purchase Agreement and Amendment No. 5 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 12, 2004.	10-Q	1-4955	10.3	11/5/04
10.1(h)	Agreement for Increment Two Capacity and Amendment No. 6 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 12, 2004.	10-Q	1-4955	10.4	11/5/04
10.1(i)	Letter agreement dated July 28, 2016 and executed August 1, 2016 extending the term of the Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 14, 1988 (as amended).	10-Q	1-4955	10	11/4/16

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
	10.2(a)	Power Purchase Agreement between AES Barbers Point, Inc. and Hawaiian Electric, entered into on March 25, 1988.	10-Q	1-4955	10(a)	5/16/88
	10.2(b)	Agreement between Hawaiian Electric and AES Barbers Point, Inc., pursuant to letters dated May 10, 1988 and April 20, 1988.	10-K	1-4955	10.4	3/31/89
	10.2(c)	Amendment No. 1, entered into as of August 28, 1988, to Power Purchase Agreement between AES Barbers Point, Inc. and Hawaiian Electric.	10-Q	1-4955	10	11/13/89
	10.2(d)	Hawaiian Electric’s Conditional Notice of Acceptance to AES Barbers Point, Inc. dated January 15, 1990.	10-K	1-4955	13(c)	3/27/90**
	10.2(e)	Amendment No. 2, entered into as of May 8, 2003, to Power Purchase Agreement between AES Hawaii, Inc. and Hawaiian Electric.	10-K	1-4955	10.2(e)	3/9/04
	10.2(f)	Amendment No. 4, entered into as of February 14, 2018, to Power Purchase Agreement between AES Hawaii, Inc. and Hawaiian Electric Company, Inc. (subject to PUC approval).	10-Q	1-4955	10	5/10/18
	10.3(a)	Purchase Power Contract between Hawaii Electric Light and Thermal Power Company dated March 24, 1986.	10-Q	1-4955	10(a)	8/14/89
10.3(b)
Firm Capacity Amendment between Hawaii Electric Light and Puna Geothermal Venture (assignee of AMOR VIII, who is the assignee of Thermal Power Company) dated July 28, 1989 to Purchase Power Contract between Hawaii Electric Light and Thermal Power Company dated March 24, 1986.
			10-Q	1-4955	10(b)	8/14/89
	10.3(c)	Amendment made in October 1993 to Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended.	10-K	1-4955	10.5(b)	3/27/98
	10.3(d)	Third Amendment dated March 7, 1995 to the Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended.	10-K	1-4955	10.5(c)	3/27/98
	10.3(e)	Performance Agreement and Fourth Amendment dated February 12, 1996 to the Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended.	10-K	1-4955	10.5(b)	3/25/96
	10.3(f)	Fifth Amendment dated February 7, 2011 to the Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended.	10-K	1-4955	10.4(f)	2/17/12
	10.3(g)	Power Purchase Agreement between Puna Geothermal Venture and Hawaii Electric Light dated February 7, 2011.	10-K	1-4955	10.4(g)	2/17/12
	10.4(a)	Power Purchase Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997 (but with the following attachments omitted: Attachment C, “Selected portions of the North American Electric Reliability Council Generating Availability Data System Data Reporting Instructions dated October 1996” and Attachment E, “Form of the Interconnection Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light,” which is provided in final form as Exhibit 10.6(b)).	10-K	1-4955	10.7	3/27/98
	10.4(b)	Interconnection Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997.	10-K	1-4955	10.7(a)	3/27/98
	10.4(c)	Amendment No. 1, executed on January 14, 1999, to Power Purchase Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997.	10-K	1-4955	10.7(b)	3/23/99
	10.4(d)	Notice and acknowledgment under power purchase agreement effective November 24, 2017 by Hamakua Energy, LLC and acknowledged by Hawaii Electric Light.	10-K	1-4955	10.4(d)	3/1/18
	10.5	Inter-Island Supply Contract for Petroleum Fuels by and between Chevron Products Company and Hawaiian Electric, Hawaii Electric Light and Maui Electric dated as of February 18, 2016 (confidential treatment has been granted for portions of this exhibit through December 31, 2019).	10-Q	1-4955	10.1	5/4/16
*	10.5(a)
Mutual Termination and Release Agreement on Inter-Island Contract for Petroleum Fuels by and between IES, as successor in interest to Chevron Products Company, and Hawaiian Electric, Hawaii Electric Light and Maui Electric dated November 28, 2018.

	10.6	Supply Contract for LSFO, Diesel and MATS Fuel by and between Hawaiian Electric and Chevron Products Company dated February 18, 2016 (confidential treatment has been granted for portions of this exhibit through December 31, 2019).	10-Q	1-4955	10.2	5/4/16

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
*	10.6(a)
Mutual Termination and Release Agreement on Supply Contract for LSFO, Diesel and MATS Fuel by and between Hawaiian Electric and IES, as successor in interest to Chevron Products Company, dated November 28, 2018.

	10.7	Fuels Terminalling Agreement by and between Chevron Products Company and Hawaii Electric Light dated February 18, 2016 (confidential treatment has been granted for portions of this exhibit through December 31, 2019).	10-Q	1-4955	10.3	5/4/16
*	10.7(a)	Mutual Termination and Release Agreement on Fuel Terminalling Agreement by and between IES, as successor in interest to Chevron Products Company, and Hawaii Electric Light dated November 28, 2018.
	10.8(a)	Contract of private carriage by and between HITI and Hawaii Electric Light dated December 4, 2000.	10-K	1-4955	10.13	3/23/01
	10.8(b)	Consent to Change of Ownership/Control of Carrier by and between K-Sea Operating Partnership, L.P., and Hawaii Electric Light, dated July 1, 2011.	10-K	1-4955	10.13(b)	2/19/13
	10.9(a)	Contract of private carriage by and between HITI and Maui Electric dated December 4, 2000.	10-K	1-4955	10.14	3/23/01
	10.9(b)	Consent to Change of Ownership/Control of Carrier by and between K-Sea Operating Partnership, L.P., and Maui Electric, dated July 1, 2011.	10-K	1-4955	10.14(b)	2/19/13
	10.10	Second Amended and Restated Credit Agreement, dated as of June 30, 2017, among Hawaiian Electric Company, Inc., as Borrower, the Lenders Party Hereto and Wells Fargo Bank, National Association, as Syndication Agent, and Bank of America, N.A., MUFG Union Bank, N.A., Barclays Bank PLC, U.S. Bank National Association and Bank of Hawaii as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, and JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Runners.	10-Q	1-4955	10.2	8/3/17
	10.11(a)	Amended and Restated Power Purchase Agreement between Hawaiian Electric and Hu Honua Bioenergy, LLC dated May 9, 2017.	10-K	1-4955	10.11(a)	3/1/18
	11	Computation of Earnings Per Share of Common Stock (See note on Hawaiian Electric’s Item 6. Selected Financial Data).
*	21.2	Hawaiian Electric - Subsidiaries of the Registrant.
*	31.3	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Alan M. Oshima (Hawaiian Electric Chief Executive Officer).
*	31.4	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer).
*	32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350.
*	99.1
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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
	(Registrant)		(Registrant)

By	/s/ Gregory C. Hazelton	By	/s/ Tayne S. Y. Sekimura
	Gregory C. Hazelton		Tayne S. Y. Sekimura
	Executive Vice President, Chief Financial Officer		Senior Vice President and Chief Financial Officer
	and Treasurer		(Principal Financial Officer of Hawaiian Electric)
(Principal Financial Officer of HEI)

Date:	February 28, 2019	Date:	February 28, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on February 28, 2019. The execution of this report by each of the undersigned who signs this report solely in such person’s capacity as a director or officer of Hawaiian Electric Company, Inc. shall be deemed to relate only to matters having reference to such registrant and its subsidiaries.

Signature	Title

/s/ Constance H. Lau	President of HEI and Director of HEI
Constance H. Lau	Chairman of the Board of Directors of Hawaiian Electric
(Chief Executive Officer of HEI)

/s/ Alan M. Oshima	President and Director of Hawaiian Electric
Alan M. Oshima	(Chief Executive Officer of Hawaiian Electric)

/s/ Gregory C. Hazelton	Executive Vice President, Chief Financial Officer and
Gregory C. Hazelton	Treasurer of HEI (Principal Financial Officer)

/s/ Tayne S. Y. Sekimura	Senior Vice President and
Tayne S. Y. Sekimura	Chief Financial Officer of Hawaiian Electric
(Principal Financial Officer of Hawaiian Electric)

/s/ Paul K. Ito	Vice President, Tax, Controller & Assistant Treasurer
Paul K. Ito	of HEI (Chief Accounting Officer of HEI)

/s/ Patsy H. Nanbu	Controller of Hawaiian Electric
Patsy H. Nanbu	(Principal Accounting Officer of Hawaiian Electric)

Signature	Title

/s/ Kevin M. Burke	Director of Hawaiian Electric
Kevin M. Burke

/s/ Richard J. Dahl	Director of HEI and Hawaiian Electric
Richard J. Dahl

/s/ Thomas B. Fargo	Director of HEI
Thomas B. Fargo

/s/ Peggy Y. Fowler	Director of HEI
Peggy Y. Fowler

/s/ Timothy E. Johns	Director of Hawaiian Electric
Timothy E. Johns

/s/ Micah A. Kane	Director of Hawaiian Electric
Micah A. Kane

/s/ Bert A. Kobayashi, Jr.	Director of Hawaiian Electric
Bert A. Kobayashi, Jr.

/s/ Keith P. Russell	Director of HEI
Keith P. Russell

/s/ James K. Scott	Director of HEI
James K. Scott

/s/ Kelvin H. Taketa	Director of HEI and Hawaiian Electric
Kelvin H. Taketa

/s/ Barry K. Taniguchi	Director of HEI
Barry K. Taniguchi

/s/ Jeffrey N. Watanabe	Chairman of the Board of Directors of HEI and director of Hawaiian Electric
Jeffrey N. Watanabe