Form 10-Q
period 2019-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2019-05-07
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Hawaiian Electric Industries, Inc.:		Hawaiian Electric Company, Inc.:
Large accelerated filer ☒	(Do not check if a smaller reporting company)	Large accelerated filer ☐	(Do not check if a smaller reporting company)
Accelerated filer ☐	Smaller reporting company ☐	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☐	Emerging growth company ☐	Non-accelerated filer ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Hawaiian Electric Industries, Inc. ☐	Hawaiian Electric Company, Inc. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc. Yes ☐ No ☒	Hawaiian Electric Company, Inc. Yes ☐ No ☒
Securities registered pursuant to 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Hawaiian Electric Industries, Inc.	Common Stock, Without Par Value	HE	New York Stock Exchange
Hawaiian Electric Company, Inc.	Guarantee with respect to 6.50% Cumulative Quarterly Income Preferred Securities Series 2004 (QUIPSSM) of HECO Capital Trust III	HE PRU	New York Stock Exchange
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding April 30, 2019
Hawaiian Electric Industries, Inc. (Without Par Value)	108,936,912 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	16,751,488 Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2019

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three months ended March 31, 2019 and 2018
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three months ended March 31, 2019 and 2018
3		Condensed Consolidated Balance Sheets (unaudited) - March 31, 2019 and December 31, 2018
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three months ended March 31, 2019 and 2018
5		Condensed Consolidated Statements of Cash Flows (unaudited) - three months ended March 31, 2019 and 2018
Hawaiian Electric Company, Inc. and Subsidiaries
6		Condensed Consolidated Statements of Income (unaudited) - three months ended March 31, 2019 and 2018
6		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three months ended March 31, 2019 and 2018
7		Condensed Consolidated Balance Sheets (unaudited) - March 31, 2019 and December 31, 2018
8		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three months ended March 31, 2019 and 2018
9		Condensed Consolidated Statements of Cash Flows (unaudited) - three months ended March 31, 2019 and 2018
10		Notes to Condensed Consolidated Financial Statements (unaudited)
51	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
51		HEI consolidated
54		Electric Utilities
62		Bank
67	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
68	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
vi	Item 1.	Legal Proceedings
vi	Item 1A.	Risk Factors
vi	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
69	Item 6.	Exhibits
70	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2019
GLOSSARY OF TERMS

Terms	Definitions
ADIT	Accumulated deferred income tax balances
AES Hawaii	AES Hawaii, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income/(loss)
ASB	American Savings Bank, F.S.B., a wholly-owned subsidiary of ASB Hawaii, Inc.
ASB Hawaii	ASB Hawaii, Inc. (formerly American Savings Holdings, Inc.), a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CBRE	Community-based renewable energy
CIAC	Contributions in aid of construction
CIP CT-1	Campbell Industrial Park 110 MW combustion turbine No. 1
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

Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
DER	Distributed energy resources
D&O	Decision and order from the PUC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOH	Department of Health of the State of Hawaii
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
ECAC	Energy cost adjustment clause
ECRC	Energy cost recovery clause
EIP	2010 Equity and Incentive Plan, as amended and restated
EPA	Environmental Protection Agency — federal
EPS	Earnings per share
ERP/EAM	Enterprise Resource Planning/Enterprise Asset Management
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.

GLOSSARY OF TERMS, continued

Terms	Definitions
Hawaiian Electric
Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited, HECO Capital Trust III (unconsolidated financing subsidiary), Renewable Hawaii, Inc. and Uluwehiokama Biofuels Corp.

Hamakua Energy
Hamakua Energy, LLC, an indirect subsidiary of HEI and successor in interest to Hamakua Energy Partners, L.P., an affiliate of Arclight Capital Partners (a Boston-based private equity firm focused on energy infrastructure investments) and successor in interest to Encogen Hawaii, L.P.

HEI
Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., Pacific Current, LLC and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.)

HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
Kalaeloa	Kalaeloa Partners, L.P.
kWh	Kilowatthour/s (as applicable)
LTIP	Long-term incentive plan
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Mauo	Mauo, LLC, an indirect subsidiary of HEI
MPIR	Major Project Interim Recovery
MSR	Mortgage servicing right
MW	Megawatt/s (as applicable)
NEM	Net energy metering
NII	Net interest income
NPBC	Net periodic benefit costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
Pacific Current	Pacific Current, LLC, a wholly owned subsidiary of HEI and parent company of Hamakua Holdings, LLC and Mauo Holdings, LLC
PBR	Performance-based regulation
PIMs	Performance incentive mechanisms
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PSIPs	Power Supply Improvement Plans
PUC	Public Utilities Commission of the State of Hawaii
PV	Photovoltaic
RAM	Rate adjustment mechanism
RBA	Revenue balancing account
RFP	Request for proposals
ROACE	Return on average common equity
RORB	Return on rate base
RPS	Renewable portfolio standards
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
Tax Act	2017 Tax Cuts and Jobs Act (H.R. 1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018)
TDR	Troubled debt restructuring
Trust III	HECO Capital Trust III
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity

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
Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:

•
international, national and local economic and political conditions—including the state of the Hawaii tourism, defense and construction industries; the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans held by ASB, which could result in higher loan loss provisions and write-offs); decisions concerning the extent of the presence of the federal government and military in Hawaii; the implications and potential impacts of future Federal government shutdowns, including the impact to our customers to pay their electric bills and/or bank loans and the impact on the state of Hawaii economy; the implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions; and the potential impacts of global developments (including global economic conditions and uncertainties; unrest; conflicts or other crisis; the effects of changes that have or may occur in U.S. policy, such as with respect to immigration and trade; terrorist acts; and potential pandemics);

•
the effects of future actions or inaction of the U.S. government or related agencies, including those related to the U.S. debt ceiling or budget funding, monetary policy, trade policy and tariffs, and other policy and regulatory changes advanced or proposed by President Trump and his administration;

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

•
the impact from the PUC’s implementation of performance-based ratemaking for the Utilities pursuant to Act 005, Session Laws 2018, including the potential addition of new performance incentive mechanisms, third party proposals adopted by the PUC in its implementation of performance-based regulation (PBR), and the implications of not achieving performance incentive goals;

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

•
failure in addressing issues in the stabilization of the Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) system implementation could adversely affect the Utilities’ ability to timely and accurately report financial information and make payments to vendors and employees;

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

•
the ability of the Company’s non-regulated subsidiary, Pacific Current, LLC (Pacific Current), to achieve its performance and growth objectives, which in turn could affect its ability to service its non-recourse debt;

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

v

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in HEI’s and Hawaiian Electric’s 2018 Form 10-K (see “Part I. Item 3. Legal Proceedings” and proceedings referred to therein) and this Form 10-Q (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 3 and 4 of the Condensed Consolidated Financial Statements) are incorporated by reference in this Item 1. With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts typically maintained in confidence unless and until a resolution is achieved. Certain HEI subsidiaries (including Hawaiian Electric and its subsidiaries, ASB and Pacific Current and its subsidiaries) may also be involved in ordinary routine PUC proceedings, environmental proceedings and litigation incidental to their respective businesses.
Item 1A. Risk Factors
For information about Risk Factors, see pages 17 to 27 of HEI’s and Hawaiian Electric’s 2018 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and the Condensed Consolidated Financial Statements herein. Also, see “Cautionary Note Regarding Forward-Looking Statements” on pages iv and v herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of HEI common shares were made on the open market during the first quarter of 2019 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2019	21,089	$36.27	—	NA
February 1 to 28, 2019	14,965	$37.94	—	NA
March 1 to 31, 2019	162,768	$39.97	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
** The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” all of the 21,089 shares, 11,465 of the 14,965 shares and 141,978 of the 162,768 shares were purchased for the DRIP; none of the 21,089 shares, none of the 14,965 shares and 16,900 of the 162,768 shares were purchased for the HEIRSP; and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands, except per share amounts)	2019	2018
Revenues
Electric utility	$578,495	$570,427
Bank	83,052	75,419
Other	68	28
Total revenues	661,615	645,874
Expenses
Electric utility	521,935	519,058
Bank	56,930	50,532
Other	4,813	4,395
Total expenses	583,678	573,985
Operating income (loss)
Electric utility	56,560	51,369
Bank	26,122	24,887
Other	(4,745)	(4,367)
Total operating income	77,937	71,889
Retirement defined benefits expense—other than service costs	(763)	(1,833)
Interest expense, net—other than on deposit liabilities and other bank borrowings	(23,123)	(21,518)
Allowance for borrowed funds used during construction	1,078	1,444
Allowance for equity funds used during construction	2,910	3,294
Income before income taxes	58,039	53,276
Income taxes	11,878	12,556
Net income	46,161	40,720
Preferred stock dividends of subsidiaries	473	473
Net income for common stock	$45,688	$40,247
Basic earnings per common share	$0.42	$0.37
Diluted earnings per common share	$0.42	$0.37
Weighted-average number of common shares outstanding	108,913	108,818
Net effect of potentially dilutive shares	355	206
Weighted-average shares assuming dilution	109,268	109,024
 This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2019	2018
Net income for common stock	$45,688	$40,247
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of (taxes) benefits of $(3,455) and $4,867, respectively	9,439	(13,297)
Derivatives qualifying as cash flow hedges:
Unrealized interest rate hedging losses arising during the period, net of tax benefits of $140 and nil, respectively	(403)	—
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $870 and $1,792, respectively	2,503	5,146
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $797 and $1,603, respectively	(2,298)	(4,622)
Other comprehensive income (loss), net of taxes	9,241	(12,773)
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$54,929	$27,474
 This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$186,407	$169,208
Accounts receivable and unbilled revenues, net	265,440	325,672
Available-for-sale investment securities, at fair value	1,348,263	1,388,533
Held-to-maturity investment securities, at amortized cost	140,203	141,875
Stock in Federal Home Loan Bank, at cost	9,434	9,958
Loans held for investment, net	4,803,883	4,790,902
Loans held for sale, at lower of cost or fair value	8,136	1,805
Property, plant and equipment, net of accumulated depreciation of $2,685,983 and $2,659,230 at March 31, 2019 and December 31, 2018, respectively	4,867,127	4,830,118
Operating lease right-of-use assets	241,486	—
Regulatory assets	826,186	833,426
Other	581,350	530,364
Goodwill	82,190	82,190
Total assets	$13,360,105	$13,104,051
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$195,538	$214,773
Interest and dividends payable	33,711	28,254
Deposit liabilities	6,205,659	6,158,852
Short-term borrowings—other than bank	110,399	73,992
Other bank borrowings	89,870	110,040
Long-term debt, net—other than bank	1,880,339	1,879,641
Deferred income taxes	375,330	372,518
Operating lease liabilities	241,340	—
Regulatory liabilities	953,219	950,236
Defined benefit pension and other postretirement benefit plans liability	538,100	538,384
Other	518,792	580,788
Total liabilities	11,142,297	10,907,478
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 108,936,912 shares and 108,879,245 shares at March 31, 2019 and December 31, 2018, respectively	1,670,433	1,669,267
Retained earnings	554,451	543,623
Accumulated other comprehensive loss, net of tax benefits	(41,369)	(50,610)
Total shareholders’ equity	2,183,515	2,162,280
Total liabilities and shareholders’ equity	$13,360,105	$13,104,051
 This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2018	108,879	$1,669,267	$543,623	$(50,610)	$2,162,280
Net income for common stock	—	—	45,688	—	45,688
Other comprehensive loss, net of tax benefits	—	—	—	9,241	9,241
Share-based expenses and other, net	58	1,166	—	—	1,166
Common stock dividends (32¢ per share)	—	—	(34,860)	—	(34,860)
Balance, March 31, 2019	108,937	$1,670,433	$554,451	$(41,369)	$2,183,515
Balance, December 31, 2017	108,788	$1,662,491	$476,836	$(41,941)	$2,097,386
Net income for common stock	—	—	40,247	—	40,247
Other comprehensive loss, net of tax benefits	—	—	—	(12,773)	(12,773)
Share-based expenses and other, net	53	658	—	—	658
Common stock dividends (31¢ per share)	—	—	(33,741)	—	(33,741)
Balance, March 31, 2018	108,841	$1,663,149	$483,342	$(54,714)	$2,091,777
 This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$46,161	$40,720
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	57,435	53,091
Other amortization	9,792	8,745
Provision for loan losses	6,870	3,541
Loans originated and purchased, held for sale	(30,934)	(36,409)
Proceeds from sale of loans, held for sale	24,900	33,114
Deferred income taxes	(3,171)	(2,889)
Share-based compensation expense	2,162	1,657
Allowance for equity funds used during construction	(2,910)	(3,294)
Other	(3,482)	2,150
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	57,949	(7,829)
Increase in fuel oil stock	(37,574)	(1,704)
Increase in regulatory assets	(5,040)	(16,900)
Increase in accounts, interest and dividends payable	10,413	22,808
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(33,136)	(29,842)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	3,220	(390)
Change in other assets and liabilities	(25,486)	(31,892)
Net cash provided by operating activities	77,169	34,677
Cash flows from investing activities
Available-for-sale investment securities purchased	(4,334)	(88,403)
Principal repayments on available-for-sale investment securities	57,074	51,895
Principal repayments of held-to-maturity investment securities	1,681	1,032
Purchase of stock from Federal Home Loan Bank	(26,036)	(2,853)
Redemption of stock from Federal Home Loan Bank	26,560	2,400
Net increase in loans held for investment	(19,804)	(75,006)
Proceeds from sale of commercial loans	—	7,149
Proceeds from sale of real estate acquired in settlement of loans	402	589
Capital expenditures	(120,424)	(129,022)
Contributions to low income housing investments	(1,627)	(1,425)
Other	3,530	2,593
Net cash used in investing activities	(82,978)	(231,051)
Cash flows from financing activities
Net increase in deposit liabilities	46,807	86,095
Net increase in short-term borrowings with original maturities of three months or less	11,407	120,485
Proceeds from issuance of short-term debt	25,000	—
Net increase (decrease) in retail repurchase agreements	(170)	11,946
Proceeds from other bank borrowings	644,000	60,000
Repayments of other bank borrowings	(664,000)	(60,000)
Proceeds from issuance of long-term debt	550	—
Withheld shares for employee taxes on vested share-based compensation	(996)	(991)
Common stock dividends	(34,860)	(33,741)
Preferred stock dividends of subsidiaries	(473)	(473)
Other	(4,257)	(4,043)
Net cash provided by financing activities	23,008	179,278
Net increase (decrease) in cash and cash equivalents	17,199	(17,096)
Cash and cash equivalents, beginning of period	169,208	261,881
Cash and cash equivalents, end of period	$186,407	$244,785

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands)	2019	2018
Revenues	$578,495	$570,427
Expenses
Fuel oil	160,609	166,968
Purchased power	134,445	139,910
Other operation and maintenance	118,130	107,610
Depreciation	53,947	50,466
Taxes, other than income taxes	54,804	54,104
Total expenses	521,935	519,058
Operating income	56,560	51,369
Allowance for equity funds used during construction	2,910	3,294
Retirement defined benefits expense—other than service costs	(703)	(1,264)
Interest expense and other charges, net	(17,986)	(17,694)
Allowance for borrowed funds used during construction	1,078	1,444
Income before income taxes	41,859	37,149
Income taxes	9,234	9,175
Net income	32,625	27,974
Preferred stock dividends of subsidiaries	229	229
Net income attributable to Hawaiian Electric	32,396	27,745
Preferred stock dividends of Hawaiian Electric	270	270
Net income for common stock	$32,126	$27,475
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2019	2018
Net income for common stock	$32,126	$27,475
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $805 and $1,614, respectively	2,322	4,653
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $797 and $1,603, respectively	(2,298)	(4,622)
Other comprehensive income, net of taxes	24	31
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$32,150	$27,506
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	March 31, 2019	December 31, 2018
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$49,667	$49,667
Plant and equipment	6,874,568	6,809,671
Less accumulated depreciation	(2,615,214)	(2,577,342)
Construction in progress	247,317	233,145
Utility property, plant and equipment, net	4,556,338	4,515,141
Nonutility property, plant and equipment, less accumulated depreciation of $1,256 and $1,255 as of March 31, 2019 and December 31, 2018, respectively	6,960	6,961
Total property, plant and equipment, net	4,563,298	4,522,102
Current assets
Cash and cash equivalents	8,381	35,877
Customer accounts receivable, net	137,413	177,896
Accrued unbilled revenues, net	95,905	121,738
Other accounts receivable, net	7,253	6,215
Fuel oil stock, at average cost	116,498	79,935
Materials and supplies, at average cost	56,584	55,204
Prepayments and other	33,887	32,118
Regulatory assets	72,018	71,016
Total current assets	527,939	579,999
Other long-term assets
Operating lease right-of-use assets	221,261	—
Regulatory assets	754,168	762,410
Other	104,222	102,992
Total other long-term assets	1,079,651	865,402
Total assets	$6,170,888	$5,967,503
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 16,751,488 shares at March 31, 2019 and December 31, 2018)	$111,696	$111,696
Premium on capital stock	681,305	681,305
Retained earnings	1,171,354	1,164,541
Accumulated other comprehensive loss, net of tax benefits-retirement benefit plans	123	99
Common stock equity	1,964,478	1,957,641
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,337,016	1,418,802
Total capitalization	3,335,787	3,410,736
Commitments and contingencies (Note 3)
Current liabilities
Current portion of operating lease liabilities	61,269	—
Current portion of long-term debt	81,957	—
Short-term borrowings from non-affiliates	55,999	25,000
Accounts payable	156,146	171,791
Interest and preferred dividends payable	27,608	23,215
Taxes accrued, including revenue taxes	193,334	233,333
Regulatory liabilities	12,613	17,977
Other	62,423	60,003
Total current liabilities	651,349	531,319
Deferred credits and other liabilities
Operating lease liabilities	159,875	—
Deferred income taxes	382,672	383,197
Regulatory liabilities	940,606	932,259
Unamortized tax credits	91,569	91,522
Defined benefit pension and other postretirement benefit plans liability	503,404	503,659
Other	105,626	114,811
Total deferred credits and other liabilities	2,183,752	2,025,448
Total capitalization and liabilities	$6,170,888	$5,967,503
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2018	16,751	$111,696	$681,305	$1,164,541	$99	$1,957,641
Net income for common stock	—	—	—	32,126	—	32,126
Other comprehensive income, net of taxes	—	—	—	—	24	24
Common stock dividends	—	—	—	(25,313)	—	(25,313)
Balance, March 31, 2019	16,751	$111,696	$681,305	$1,171,354	$123	$1,964,478
Balance, December 31, 2017	16,142	$107,634	$614,675	$1,124,193	$(1,219)	$1,845,283
Net income for common stock	—	—	—	27,475	—	27,475
Other comprehensive income, net of taxes	—	—	—	—	31	31
Common stock dividends	—	—	—	(25,826)	—	(25,826)
Common stock issuance expenses	—	—	(8)	—	—	(8)
Balance, March 31, 2018	16,142	$107,634	$614,667	$1,125,842	$(1,188)	$1,846,955
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$32,625	$27,974
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	53,947	50,466
Other amortization	6,714	5,344
Deferred income taxes	(3,127)	(1,580)
Allowance for equity funds used during construction	(2,910)	(3,294)
Other	(1,817)	2,681
Changes in assets and liabilities
Decrease (increase) in accounts receivable	37,163	(15,037)
Decrease in accrued unbilled revenues	25,833	7,419
Increase in fuel oil stock	(36,564)	(1,850)
Increase in materials and supplies	(1,381)	(1,295)
Increase in regulatory assets	(5,040)	(16,900)
Increase (decrease) in accounts payable	(927)	5,143
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(34,668)	(32,866)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	2,991	(938)
Change in other assets and liabilities	(3,423)	4,513
Net cash provided by operating activities	69,416	29,780
Cash flows from investing activities
Capital expenditures	(102,891)	(110,127)
Other	794	603
Net cash used in investing activities	(102,097)	(109,524)
Cash flows from financing activities
Common stock dividends	(25,313)	(25,826)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(499)	(499)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	5,999	116,984
Proceeds from other bank borrowings	25,000	—
Other	(2)	(33)
Net cash provided by financing activities	5,185	90,626
Net increase (decrease) in cash and cash equivalents	(27,496)	10,882
Cash and cash equivalents, beginning of period	35,877	12,517
Cash and cash equivalents, end of period	$8,381	$23,399
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 · Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited condensed consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in HEI’s and Hawaiian Electric’s Form 10-K for the year ended December 31, 2018.
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of March 31, 2019 and December 31, 2018 and the results of their operations and cash flows for the three months ended March 31, 2019 and 2018. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
Recent accounting pronouncements.
Leases. In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842),” which requires that lessees recognize a liability to make lease payments (the lease liability) and a right-of-use (ROU) asset, representing its right to use the underlying asset for the lease term, for all leases (except short-term leases) at the commencement date. For finance leases, a lessee is required to recognize interest on the lease liability separately from amortization of the ROU asset in the consolidated statements of income. For operating leases, a lessee is required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis.
The Company adopted ASU No. 2016-02 on January 1, 2019 and used the effective date as the date of initial application. Consequently, financial information for dates and periods before January 1, 2019 will not be updated and the disclosures required under the new standard will not be provided (i.e., the Company will continue to report comparative periods presented in the financial statements in the period of adoption under Accounting Standards Codification (ASC) 840, including the required disclosures under ASC 840).
The most significant effect of the new standard relates to the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for purchase power agreements and real estate operating leases. On adoption, the Company recognized lease liabilities of approximately $257 million for the Company and approximately $236 million for the Utilities ($215 million related to PPAs), based on the present value of the remaining minimum rental payments, with corresponding ROU assets, under current leasing standards for existing operating leases.  In determining the lease liability upon transition, the Company used the incremental borrowing rates as of the adoption date based on the remaining lease term and remaining lease payments. See Note 6 for more information.
Credit losses. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU No. 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date (based on historical experience, current conditions and reasonable and supportable forecasts) and enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU No. 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The other-than-temporary impairment model of accounting for credit losses on available-for-sale debt securities will be replaced with an estimate of expected credit losses only when the fair value is below the amortized cost of the asset. The length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. The available-for-sale debt security model will also require the use of an allowance to record the estimated losses (and subsequent recoveries). The accounting for the initial recognition of the estimated expected credit losses for purchased financial assets with credit deterioration would be recognized through an allowance for credit losses with an offset to the cost basis of the related financial asset at acquisition (i.e., there is no impact to net income at initial recognition).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
Reclassifications. Reclassifications made to prior year financial statements to conform to 2019 presentation include classifying contributions in aid of construction with capital expenditures in the cash flows from investing activities section of the condensed consolidated statements of cash flows for HEI and Hawaiian Electric.
Note 2 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended March 31, 2019
Revenues from external customers	$578,482	$83,052	$81	$661,615
Intersegment revenues (eliminations)	13	—	(13)	—
Revenues	$578,495	$83,052	$68	$661,615
Income (loss) before income taxes	$41,859	$26,162	$(9,982)	$58,039
Income taxes (benefit)	9,234	5,323	(2,679)	11,878
Net income (loss)	32,625	20,839	(7,303)	46,161
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$32,126	$20,839	$(7,277)	$45,688
Total assets (at March 31, 2019)	$6,170,888	$7,062,367	$126,850	$13,360,105
Three months ended March 31, 2018
Revenues from external customers	$570,414	$75,419	$41	$645,874
Intersegment revenues (eliminations)	13	—	(13)	—
Revenues	$570,427	$75,419	$28	$645,874
Income (loss) before income taxes	$37,149	$24,500	$(8,373)	$53,276
Income taxes (benefit)	9,175	5,540	(2,159)	12,556
Net income (loss)	27,974	18,960	(6,214)	40,720
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$27,475	$18,960	$(6,188)	$40,247
Total assets (at December 31, 2018)	$5,967,503	$7,027,894	$108,654	$13,104,051

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
Hamakua Energy, LLC’s (Hamakua Energy’s) sales to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 3 · Electric utility segment
HECO Capital Trust III. Trust III, a statutory trust, which was formed to effect the issuance of $50 million of cumulative quarterly income preferred securities in 2004 (2004 Trust Preferred Securities), has at all times been a wholly-owned unconsolidated subsidiary of Hawaiian Electric. Trust III’s balance sheets as of March 31, 2019 and December 31, 2018 each consisted of $51.5 million of 2004 Debentures; $50 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for the three months ended March 31, 2019 and 2018 consisted of $0.8 million of interest income received from the 2004 Debentures; $0.8 million of distributions to holders of the Trust Preferred Securities; and $25,000 of common dividends on the trust common securities to Hawaiian Electric. On April 12, 2019, Trust III issued a conditional notice of redemption to the holders of the Trust’s outstanding 6.50% Series 2004 Trust Preferred Securities, indicating that it will be redeemed in whole on May 15, 2019.
Unconsolidated variable interest entities.
Power purchase agreements.  As of March 31, 2019, the Utilities had four PPAs for firm capacity (excluding the PGV PPA as PGV has been offline since May 2018 due to lava flow on Hawaii Island) and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which is currently required to be consolidated as VIEs.
Pursuant to the current accounting standards for VIEs, the Utilities are deemed to have a variable interest in Kalaeloa Partners, L.P. (Kalaeloa), AES Hawaii, Inc. (AES Hawaii) and Hamakua Energy by reason of the provisions of the PPA that the Utilities have with the three IPPs. However, management has concluded that the Utilities are not the primary beneficiary of Kalaeloa, AES Hawaii and Hamakua Energy because the Utilities do not have the power to direct the activities that most significantly impact the three IPPs’ economic performance nor the obligation to absorb their expected losses, if any, that could potentially be significant to the IPPs. Thus, the Utilities have not consolidated Kalaeloa, AES Hawaii and Hamakua Energy in its condensed consolidated financial statements. Hamakua Energy is an indirect subsidiary of Pacific Current and is consolidated in HEI’s condensed consolidated financial statements.
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
Commitments and contingencies.
Fuel Contracts. The fuel contract entered into in January 2019, by the Utilities and PAR Hawaii Refining, LLC, for the Utilities' low sulfur fuel oil, high sulfur fuel oil, No. 2 diesel, and ultra-low sulfur diesel requirements was approved by the PUC, and became effective on April 28, 2019. The existing fuel contracts with Island Energy Services, LLC (IES), terminated on April 27, 2019, as agreed with IES under a mutual termination and release agreement entered into in November 2018.
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
Interim rate increases. As of March 31, 2019, the Utilities recognized $17 million of revenues with respect to the Maui Electric 2018 rate case interim order. On March 18, 2019, the PUC issued a final order which resulted in a refund of approximately $0.5 million proposed to be returned to customers, starting June 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Power purchase agreements.  Purchases from all IPPs were as follows:

	Three months ended March 31
(in millions)	2019	2018
Kalaeloa	$40	$40
AES Hawaii	32	37
HPOWER	18	15
Puna Geothermal Venture	—	11
Hamakua Energy	16	7
Wind IPPs	20	22
Solar IPPs	7	6
Other IPPs [1]	1	2
Total IPPs	$134	$140

[1]	Includes hydro power and other PPAs
Kalaeloa Partners, L.P.  Under a 1988 PPA, as amended, Hawaiian Electric is committed to purchase 208 MW of firm capacity from Kalaeloa. Hawaiian Electric and Kalaeloa are currently in negotiations to address the PPA term that ended on May 23, 2016. The PPA automatically extends on a month-to-month basis as long as the parties are still negotiating in good faith. Hawaiian Electric and Kalaeloa have agreed that neither party will terminate the PPA (which has been subject to automatic extension on a month-to-month basis) prior to October 31, 2019, to allow for a negotiated resolution and PUC approval.
AES Hawaii, Inc. Under a PPA entered into in March 1988, as amended (through Amendment No. 2) for a period of 30 years ending September 2022, Hawaiian Electric agreed to purchase 180 MW of firm capacity from AES Hawaii. Hawaiian Electric and AES Hawaii have been in dispute over an additional 9 MW of capacity. In February 2018, Hawaiian Electric reached agreement with AES Hawaii on an amendment to the PPA. However, in June 2018, the PUC issued an order suspending review of the amendment pending a DOH decision on AES’ request for approval of its Emission Reduction Plan and partnership with Hawaiian Electric. If approved by the PUC, the amendment will resolve AES Hawaii’s claims related to the additional capacity.
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in an amended and restated PPA between Hawaii Electric Light and Hu Honua dated May 5, 2017. In July 2017, the PUC approved the amended and restated PPA, which becomes effective once the PUC’s order is final and non-appealable. In August 2017, the PUC’s approval was appealed by a third party. The appeal is still pending. Hu Honua expects to complete construction of the plant by the end of September 2019, and begin commissioning activities in the fourth quarter of 2019.
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
Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) implementation project. On August 11, 2016, the PUC approved the Utilities’ request to commence the ERP/EAM implementation project, subject to certain conditions, including a cap on cost recovery as well as a requirement that the Utilities achieve future cost savings consistent with a minimum of $244 million in ERP/EAM project-related benefits to be delivered to customers over the system’s 12-year service life.
The ERP/EAM Implementation Project went live in October 2018. In the Hawaiian Electric 2017 rate case, a settlement agreement approved by the PUC included authorization for the deferred project costs to accrue a return at 1.75% after the project went into service and until the deferred project costs are included in rate base, and for amortization of the deferred costs to not begin until the amortization expense is incorporated in rates and the unamortized deferred project costs are included in rate base. As of March 31, 2019, the total deferred project costs and accrued carrying costs after the project went into service amounted to $58.7 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

In February 2019, the PUC approved a methodology for passing the benefits of the new ERP/EAM system to customers developed by the Utilities in collaboration with the Consumer Advocate. The minimum of $244 million in customer benefits to be delivered over the 12-year service life is comprised of $141 million in future net O&M expense reductions and cost avoidance, and $103 million in future cost avoidance related to capital cost and tax cost. The Utilities are required to file their Benefits Clarification filing by June 3, 2019.
West Loch PV Project. In June 2017, the PUC approved the expenditure of funds for Hawaiian Electric to build, own and operate a utility-owned, grid-tied 20-MW (ac) solar facility on property owned by the Department of the Navy, including a proposed project cost cap of $67 million and a performance guarantee to provide energy at 9.56 cents/kWh or less to the system.
In approving the project, the PUC agreed that the project is eligible for recovery of costs offset by related net benefits under the newly-established major project interim recovery (MPIR) adjustment mechanism. (See “Decoupling” section below for MPIR guidelines and cost recovery discussion.) Hawaiian Electric has provided supplemental materials, as requested by the PUC, to support meeting the MPIR guidelines, accompanied by system performance guarantee and cost savings sharing mechanisms. A decision on these matters is pending.
Hawaiian Electric executed a fixed-price Engineering, Procurement, and Construction (EPC) contract for the project on December 6, 2017. The EPC contract includes the cost of the solar panels for the project, which is not subject to modification due to any tariffs that may be imposed under the current photovoltaic (PV) cell and module import tariffs. Construction of the facility began in the second quarter of 2018, and the facility is expected to be placed in service in the third quarter of 2019. Project costs incurred as of March 31, 2019 amounted to $44.2 million.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the Hawaii Department of Health and EPA, Maui Electric further investigated the Site and the Adjacent Parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.7 million as of March 31, 2019, representing the probable and reasonably estimable cost for remediation of the Site and the Adjacent Parcel; however, final costs of remediation will depend on cleanup approach implemented.
Pearl Harbor sediment study. In July 2014, the U.S. Navy notified Hawaiian Electric of the Navy’s determination that Hawaiian Electric is a Potentially Responsible Party responsible for the costs of investigation and cleanup of PCB contamination in sediment in the area offshore of the Waiau Power Plant as part of the Pearl Harbor Superfund Site. Hawaiian Electric was also required to assess potential sources and extent of PCB contamination onshore at Waiau Power Plant.
As of March 31, 2019, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $4.7 million. The reserve balance represents the probable and reasonably estimable cost for the onshore investigation and the remediation of PCB contamination in the offshore sediment. The final remediation costs will depend on the assessment of potential source control requirements for onshore sediment and actual offshore cleanup costs.
Regulatory proceedings
Decoupling. Decoupling is a regulatory model that is intended to provide the Utilities with financial stability and facilitate meeting the State of Hawaii’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio standard. The decoupling mechanism has the following major components: (1) monthly revenue balancing account (RBA) revenues or refunds for the difference between PUC-approved target revenues and recorded adjusted revenues, which delinks revenues from kilowatthour sales, (2) RAM revenues for escalation in certain O&M expenses and rate base changes, (3) MPIR component, (4) performance incentive mechanisms (PIMs), and (5) an earnings sharing mechanism, which would provide for a reduction of revenues between rate cases in the event the utility exceeds the return on average common equity

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

(ROACE) allowed in its most recent rate case. Under the decoupling mechanism, triennial general rate cases are required. On March 29, 2019, the Utilities filed the 2019 annual filing which is subject to PUC review.
Rate adjustment mechanism. The RAM is based on the lesser of: a) an inflationary adjustment for certain O&M expenses and return on investment for certain rate base changes, or b) cumulative annual compounded increase in Gross Domestic Product Price Index applied to annualized target revenues (the RAM Cap). Annualized target revenues reset upon the issuance of an interim or final decision and order (D&O) in a rate case.
The RAM Cap impacted the Utilities' recovery of capital investments as follows:

•	Hawaiian Electric's RAM revenues were limited to the RAM Cap in 2018.

•	Maui Electric's RAM revenues were below the RAM Cap in 2018.

•	Hawaii Electric Light’s RAM revenues were limited to the RAM Cap in 2018.
Major project interim recovery. On April 27, 2017, the PUC issued an order that provided guidelines for interim recovery of revenues to support major projects placed in service between general rate cases.
The PUC approved recovery of capital costs under the MPIR for Schofield Generating Station, which increased revenues in 2018 by $3.6 million and will be collected in customer bills beginning in June 2019. In February 2019, Hawaiian Electric submitted an MPIR filing of $19.8 million for 2019 (which accrued effective January 1, 2019) that included the 2019 return on project amount (up to the capped amount) in rate base, depreciation and incremental O&M expenses, for collection from June 2020 through May 2021.
Performance incentive mechanisms. The PUC has ordered the following PIMs.

•
Service Quality performance incentives are measured on a calendar-year basis. The PIM tariff requires the performance targets, deadbands and the amount of maximum financial incentives used to determine the PIM financial incentive levels for each of the PIMs to be re-determined upon issuance of an interim or final order in a general rate case for each utility.

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

•
Procurement of low-cost variable renewable resources through the request for proposal process in 2018 measured by comparison of the procurement price to target prices. The incentive is a percentage of the savings determined by comparing procured price to a target of 11.5 cents per kilowatt-hour for renewable projects with storage capability and 9.5 cents per kilowatt-hour for energy-only renewable projects. For PPAs filed by December 31, 2018 and subsequently approved by the PUC, the incentive is 20% of the savings, with a cap of $3.5 million for the three utilities in total. For PPAs filed in January, February, and March 2019 and subsequently approved by the PUC, scaled incentives are 15%, 10% and 5%, respectively, of the savings for PPAs, with a cap of $3 million for the three utilities in total. There are no penalties. On March 25, 2019, the PUC approved six contracts, which were filed by December 31, 2018 and qualified for incentives. Half of the incentive is earned upon PUC approval of the contact and the other half is eligible to be earned in the year following the in-service date of the projects. The Utilities accrued $1.7 million in incentives in March 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Annual decoupling filings. The Utilities filed annual decoupling filings on March 29, 2019, which are subject to PUC review. The net annual incremental amounts proposed to be collected (refunded) from June 1, 2019 through May 31, 2020 are as follows:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
2019 Annual incremental RAM adjusted revenues	$14.0	$3.5	$3.3
Annual change in accrued RBA balance as of December 31, 2018 (and associated revenue taxes)	$(12.2)	$(1.9)	$0.8
2017 Tax Act Adjustment*	$—	$—	$2.8
Performance Incentive Mechanism	$0.1	$—	$(0.4)
Net annual incremental amount to be collected under the tariffs	$1.9	$1.6	$6.5
*   Maui Electric incorporated a $2.8 million adjustment into its 2018 annual decoupling filing to incorporate the impact of the lower corporate income tax rate and the exclusion of the domestic production activities deduction, as a result of the 2017 Tax Cuts and Jobs Act (the Tax Act). This item is not recurring in 2019, therefore it is shown on this schedule of incremental changes as in increase.
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
The proceeding has two phases. Phase 1 examines the current regulatory framework and identifies those areas of utility performance that are deserving of further focus in Phase 2. The PUC provided staff reports to the parties, held technical workshops and the parties filed briefs on: 1) goals and outcomes and 2) assessment of the existing regulatory framework and 3) metrics. PUC staff issued a Phase 1 proposal, and parties filed statements of position on March 8, 2019 and reply statements of position on April 5, 2019. A PUC decision on Phase 1 is pending. Phase 2 will address design and implementation of performance incentive mechanisms, revenue adjustment mechanisms and other regulatory reforms.
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
On June 22, 2018, the PUC issued its Final D&O, approving final rate relief of a $37.7 million increase before the Tax Act impact reduction of $38.3 million, based on an ROACE of 9.5% and an overall rate of return of 7.57%. The PUC indicated that a revised ECRC mechanism shall reflect a 98%/2% fossil fuel generation cost risk-sharing split between ratepayers and Hawaiian Electric, with an annual maximum increase or decrease to revenues of $2.5 million for the utility. On December 7, 2018, the PUC approved the ECRC tariff, consistent with the rate case order, with an effective date of January 1, 2019.
Hawaiian Electric 2020 test year rate case. On April 26, 2019, Hawaiian Electric filed a notice that it intends to file an application for a general rate increase after June 30, 2019, but not later than September 30, 2019, based on a 2020 calendar year test period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Maui Electric consolidated 2015 and 2018 test year rate cases. On August 9, 2018, the PUC approved an interim rate increase based on a stipulated settlement, that included the effects of the 2017 Tax Act, between Maui Electric and the Consumer Advocate. On March 18, 2019, the PUC issued its D&O, that approved, with certain modifications, the stipulated settlement, addressed all issues in the rate case, and directed the utility to file tariffs and rate schedules reflecting the provisions of the D&O. The D&O stated that a revised ECRC mechanism would replace the ECAC and effectuate the removal of the recovery of fuel and purchased power from base rates. It also stated that the ECRC shall reflect a 98%/2% fossil fuel generation cost risk-sharing split between ratepayers and Maui Electric, with an annual maximum increase or decrease to revenues to $0.6 million for the utility.
On April 17, 2019, Maui Electric filed proposed tariffs, with an effective date of June 1, 2019, and rate schedules reflecting a final increase of $12.2 million over revenues at current effective rates based on the approved 7.43% rate of return (which incorporates a ROACE of 9.5% and a capital structure that includes a 57% common equity capitalization) on a $454 million rate base. Upon the approval of the ECRC tariff, Maui Electric will file revised tariffs to rebalance rates resulting from the recovery of all fuel and purchased energy through the ECRC and the removal of the recovery of these costs from base rates.
Hawaii Electric Light 2016 and 2019 test year rate cases. In August 2017, the PUC issued an order granting an interim rate increase of $9.9 million based on the Stipulated Settlement Letter of Hawaii Electric Light and the Consumer Advocate filed on July 11, 2017 and an ROACE of 9.5% and subject to refund with interest, if it exceeds amounts allowed in a final order. The interim rate increase was implemented on August 31, 2017. On May 1, 2018, Hawaii Electric Light implemented an interim rate reduction of $9.9 million which was primarily to incorporate the effects of the Tax Act. On June 29, 2018, the PUC issued its Final D&O, approving the rates implemented in the interim rate reduction. On January 15, 2019, the PUC approved the ECRC tariff with an effective date of February 1, 2019.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended March 31, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$405,669	87,205	85,653	—	(32)	$578,495
Expenses
Fuel oil	108,922	20,842	30,845	—	—	160,609
Purchased power	105,223	19,177	10,045	—	—	134,445
Other operation and maintenance	81,178	18,736	18,216	—	—	118,130
Depreciation	35,867	10,453	7,627	—	—	53,947
Taxes, other than income taxes	38,631	8,105	8,068	—	—	54,804
Total expenses	369,821	77,313	74,801	—	—	521,935
Operating income	35,848	9,892	10,852	—	(32)	56,560
Allowance for equity funds used during construction	2,447	132	331	—	—	2,910
Equity in earnings of subsidiaries	11,849	—	—	—	(11,849)	—
Retirement defined benefits expense—other than service costs	(567)	(106)	(30)	—	—	(703)
Interest expense and other charges, net	(12,800)	(2,901)	(2,317)	—	32	(17,986)
Allowance for borrowed funds used during construction	902	56	120	—	—	1,078
Income before income taxes	37,679	7,073	8,956	—	(11,849)	41,859
Income taxes	5,283	1,770	2,181	—	—	9,234
Net income	32,396	5,303	6,775	—	(11,849)	32,625
Preferred stock dividends of subsidiaries	—	134	95	—	—	229
Net income attributable to Hawaiian Electric	32,396	5,169	6,680	—	(11,849)	32,396
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$32,126	5,169	6,680	—	(11,849)	$32,126

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended March 31, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$32,126	5,169	6,680	—	(11,849)	$32,126
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	2,322	352	289	—	(641)	2,322
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(2,298)	(351)	(289)	—	640	(2,298)
Other comprehensive income, net of taxes	24	1	—	—	(1)	24
Comprehensive income attributable to common shareholder	$32,150	5,170	6,680	—	(11,850)	$32,150

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
March 31, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$40,449	5,606	3,612	—	—	$49,667
Plant and equipment	4,505,063	1,262,332	1,107,173	—	—	6,874,568
Less accumulated depreciation	(1,548,895)	(554,438)	(511,881)	—	—	(2,615,214)
Construction in progress	200,399	14,520	32,398	—	—	247,317
Utility property, plant and equipment, net	3,197,016	728,020	631,302	—	—	4,556,338
Nonutility property, plant and equipment, less accumulated depreciation	5,313	115	1,532	—	—	6,960
Total property, plant and equipment, net	3,202,329	728,135	632,834	—	—	4,563,298
Investment in wholly owned subsidiaries, at equity	582,374	—	—	—	(582,374)	—
Current assets
Cash and cash equivalents	2,994	3,825	1,461	101	—	8,381
Advances to affiliates	9,500	9,200	—	—	(18,700)	—
Customer accounts receivable, net	94,489	23,373	19,551	—	—	137,413
Accrued unbilled revenues, net	69,315	13,398	13,192	—	—	95,905
Other accounts receivable, net	10,667	1,447	1,967	—	(6,828)	7,253
Fuel oil stock, at average cost	91,090	10,796	14,612	—	—	116,498
Materials and supplies, at average cost	30,766	8,037	17,781	—	—	56,584
Prepayments and other	25,940	3,944	4,003	—	—	33,887
Regulatory assets	60,374	2,993	8,651	—	—	72,018
Total current assets	395,135	77,013	81,218	101	(25,528)	527,939
Other long-term assets
Operating lease right-of-use assets	219,246	1,605	410	—	—	221,261
Regulatory assets	530,424	118,315	105,429	—	—	754,168
Other	71,528	16,076	16,618	—	—	104,222
Total other long-term assets	821,198	135,996	122,457	—	—	1,079,651
Total assets	$5,001,036	941,144	836,509	101	(607,902)	$6,170,888
Capitalization and liabilities
Capitalization
Common stock equity	$1,964,478	298,497	283,776	101	(582,374)	$1,964,478
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	938,284	217,775	180,957	—	—	1,337,016
Total capitalization	2,925,055	523,272	469,733	101	(582,374)	3,335,787
Current liabilities
Current portion of operating lease liabilities	61,149	91	29	—	—	61,269
Current portion of long-term debt	61,968	—	19,989	—	—	81,957
Short-term borrowings from non-affiliates	55,999	—	—	—	—	55,999
Short-term borrowings from affiliate	9,200	—	9,500	—	(18,700)	—
Accounts payable	120,366	14,391	21,389	—	—	156,146
Interest and preferred dividends payable	19,629	4,073	3,929	—	(23)	27,608
Taxes accrued	135,189	29,238	28,907	—	—	193,334
Regulatory liabilities	3,981	3,882	4,750	—	—	12,613
Other	45,380	9,355	14,493	—	(6,805)	62,423
Total current liabilities	512,861	61,030	102,986	—	(25,528)	651,349
Deferred credits and other liabilities
Operating lease liabilities	157,980	1,513	382	—	—	159,875
Deferred income taxes	271,098	53,967	57,607	—	—	382,672
Regulatory liabilities	664,229	177,240	99,137	—	—	940,606
Unamortized tax credits	60,323	16,366	14,880	—	—	91,569
Defined benefit pension and other postretirement benefit plans liability	359,109	72,991	71,304	—	—	503,404
Other	50,381	34,765	20,480	—	—	105,626
Total deferred credits and other liabilities	1,563,120	356,842	263,790	—	—	2,183,752
Total capitalization and liabilities	$5,001,036	941,144	836,509	101	(607,902)	$6,170,888

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$40,449	5,606	3,612	—	—	$49,667
Plant and equipment	4,456,090	1,259,553	1,094,028	—	—	6,809,671
Less accumulated depreciation	(1,523,861)	(547,848)	(505,633)	—	—	(2,577,342)
Construction in progress	193,677	8,781	30,687	—	—	233,145
Utility property, plant and equipment, net	3,166,355	726,092	622,694	—	—	4,515,141
Nonutility property, plant and equipment, less accumulated depreciation	5,314	115	1,532	—	—	6,961
Total property, plant and equipment, net	3,171,669	726,207	624,226	—	—	4,522,102
Investment in wholly owned subsidiaries, at equity	576,838	—	—	—	(576,838)	—
Current assets
Cash and cash equivalents	16,732	15,623	3,421	101	—	35,877
Customer accounts receivable, net	125,960	26,483	25,453	—	—	177,896
Accrued unbilled revenues, net	88,060	17,051	16,627	—	—	121,738
Other accounts receivable, net	21,962	3,131	3,033	—	(21,911)	6,215
Fuel oil stock, at average cost	54,262	11,027	14,646	—	—	79,935
Materials and supplies, at average cost	30,291	7,155	17,758	—	—	55,204
Prepayments and other	23,214	5,212	3,692	—	—	32,118
Regulatory assets	60,093	3,177	7,746	—	—	71,016
Total current assets	420,574	88,859	92,376	101	(21,911)	579,999
Other long-term assets
Regulatory assets	537,708	120,658	104,044	—	—	762,410
Other	69,749	15,944	17,299	—	—	102,992
Total other long-term assets	607,457	136,602	121,343	—	—	865,402
Total assets	$4,776,538	951,668	837,945	101	(598,749)	$5,967,503
Capitalization and liabilities
Capitalization
Common stock equity	$1,957,641	295,874	280,863	101	(576,838)	$1,957,641
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,000,137	217,749	200,916	—	—	1,418,802
Total capitalization	2,980,071	520,623	486,779	101	(576,838)	3,410,736
Current liabilities
Short-term borrowings-non-affiliate	25,000	—	—	—	—	25,000
Accounts payable	126,384	20,045	25,362	—	—	171,791
Interest and preferred dividends payable	16,203	4,203	2,841	—	(32)	23,215
Taxes accrued	164,747	34,128	34,458	—	—	233,333
Regulatory liabilities	7,699	4,872	5,406	—	—	17,977
Other	46,391	15,077	20,414	—	(21,879)	60,003
Total current liabilities	386,424	78,325	88,481	—	(21,911)	531,319
Deferred credits and other liabilities
Deferred income taxes	271,438	54,936	56,823	—	—	383,197
Regulatory liabilities	657,210	176,101	98,948	—	—	932,259
Unamortized tax credits	60,271	16,217	15,034	—	—	91,522
Defined benefit pension and other postretirement benefit plans liability	359,174	73,147	71,338	—	—	503,659
Other	61,950	32,319	20,542	—	—	114,811
Total deferred credits and other liabilities	1,410,043	352,720	262,685	—	—	2,025,448
Total capitalization and liabilities	$4,776,538	951,668	837,945	101	(598,749)	$5,967,503

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Three months ended March 31, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2018	$1,957,641	295,874	280,863	101	(576,838)	$1,957,641
Net income for common stock	32,126	5,169	6,680	—	(11,849)	32,126
Other comprehensive income, net of taxes	24	1	—	—	(1)	24
Common stock dividends	(25,313)	(2,545)	(3,767)	—	6,312	(25,313)
Common stock issuance expenses	—	(2)	—	—	2	—
Balance, March 31, 2019	$1,964,478	298,497	283,776	101	(582,374)	$1,964,478

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Three months ended March 31, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2017	$1,845,283	286,647	270,265	101	(557,013)	$1,845,283
Net income for common stock	27,475	6,101	3,224	—	(9,325)	27,475
Other comprehensive income, net of taxes	31	—	—	—	—	31
Common stock dividends	(25,826)	(3,821)	(3,006)	—	6,827	(25,826)
Common stock issuance expenses	(8)	—	—	—	—	(8)
Balance, March 31, 2018	$1,846,955	288,927	270,483	101	(559,511)	$1,846,955

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$32,396	5,303	6,775	—	(11,849)	$32,625
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(11,874)	—	—	—	11,849	(25)
Common stock dividends received from subsidiaries	6,311	—	—	—	(6,311)	—
Depreciation of property, plant and equipment	35,867	10,453	7,627	—	—	53,947
Other amortization	5,740	1,072	(98)	—	—	6,714
Deferred income taxes	(2,757)	(987)	617	—	—	(3,127)
Allowance for equity funds used during construction	(2,447)	(132)	(331)	—	—	(2,910)
Other	(1,288)	(145)	(384)	—	—	(1,817)
Changes in assets and liabilities:
Decrease in accounts receivable	42,419	4,194	5,633	—	(15,083)	37,163
Decrease in accrued unbilled revenues	18,745	3,653	3,435	—	—	25,833
Decrease (increase) in fuel oil stock	(36,828)	230	34	—	—	(36,564)
Increase in materials and supplies	(475)	(883)	(23)	—	—	(1,381)
Increase in regulatory assets	(1,114)	(212)	(3,714)	—	—	(5,040)
Increase (decrease) in accounts payable	6,251	(4,253)	(2,925)	—	—	(927)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(25,874)	(4,078)	(4,716)	—	—	(34,668)
Increase in defined benefit pension and other postretirement benefit plans liability	2,322	313	356	—	—	2,991
Change in other assets and liabilities	(9,249)	(5,783)	(3,449)	—	15,083	(3,398)
Net cash provided by operating activities	58,145	8,745	8,837	—	(6,311)	69,416
Cash flows from investing activities
Capital expenditures	(78,220)	(8,371)	(16,300)	—	—	(102,891)
Advances (to) from affiliates	(9,500)	(9,200)	—	—	18,700	—
Other	1,221	(293)	(134)	—	—	794
Net cash used in investing activities	(86,499)	(17,864)	(16,434)	—	18,700	(102,097)
Cash flows from financing activities
Common stock dividends	(25,313)	(2,544)	(3,767)	—	6,311	(25,313)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(270)	(134)	(95)	—	—	(499)
Increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	15,199	—	9,500	—	(18,700)	5,999
Proceeds from other bank borrowings	25,000	—	—	—	—	25,000
Other	—	(1)	(1)	—	—	(2)
Net cash provided by (used in) financing activities	14,616	(2,679)	5,637	—	(12,389)	5,185
Net decrease in cash and cash equivalents	(13,738)	(11,798)	(1,960)	—	—	(27,496)
Cash and cash equivalents, beginning of period	16,732	15,623	3,421	101	—	35,877
Cash and cash equivalents, end of period	$2,994	3,825	1,461	101	—	$8,381

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$27,745	6,235	3,319	—	(9,325)	$27,974
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(9,350)	—	—	—	9,325	(25)
Common stock dividends received from subsidiaries	6,827	—	—	—	(6,827)	—
Depreciation of property, plant and equipment	34,439	10,055	5,972	—	—	50,466
Other amortization	3,237	1,554	553	—	—	5,344
Deferred income taxes	(271)	(1,806)	497	—	—	(1,580)
Allowance for equity funds used during construction	(2,887)	(111)	(296)	—	—	(3,294)
Other	2,868	(103)	(84)	—	—	2,681
Changes in assets and liabilities:
Increase in accounts receivable	(13,255)	(2,048)	(1,396)	—	1,662	(15,037)
Increase in accrued unbilled revenues	6,558	758	103	—	—	7,419
Decrease (increase) in fuel oil stock	(1,322)	(803)	275	—	—	(1,850)
Decrease (increase) in materials and supplies	(1,095)	(550)	350	—	—	(1,295)
Increase in regulatory assets	(13,256)	(1,773)	(1,871)	—	—	(16,900)
Increase (decrease) in accounts payable	(2,028)	4,050	3,121	—	—	5,143
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(25,892)	(1,882)	(5,532)	—	440	(32,866)
Decrease in defined benefit pension and other postretirement benefit plans liability	(592)	(198)	(148)	—	—	(938)
Change in other assets and liabilities	2,976	2,875	349	—	(1,662)	4,538
Net cash provided by operating activities	14,702	16,253	5,212	—	(6,387)	29,780
Cash flows from investing activities
Capital expenditures	(80,899)	(14,505)	(14,723)	—	—	(110,127)
Advances (to) from affiliates	(3,000)	—	12,000	—	(9,000)	—
Other	269	264	510	—	(440)	603
Net cash used in investing activities	(83,630)	(14,241)	(2,213)	—	(9,440)	(109,524)
Cash flows from financing activities
Common stock dividends	(25,826)	(3,821)	(3,006)	—	6,827	(25,826)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(270)	(134)	(95)	—	—	(499)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	104,984	3,000	—	—	9,000	116,984
Other	(31)	(2)	—	—	—	(33)
Net cash provided by (used in) financing activities	78,857	(957)	(3,101)	—	15,827	90,626
Net increase (decrease) in cash and cash equivalents	9,929	1,055	(102)	—	—	10,882
Cash and cash equivalents, beginning of period	2,059	4,025	6,332	101	—	12,517
Cash and cash equivalents, end of period	$11,988	5,080	6,230	101	—	$23,399

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 4 · Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income Data

	Three months ended March 31
(in thousands)	2019	2018
Interest and dividend income
Interest and fees on loans	$57,860	$52,800
Interest and dividends on investment securities	10,628	9,202
Total interest and dividend income	68,488	62,002
Interest expense
Interest on deposit liabilities	4,252	2,957
Interest on other borrowings	528	496
Total interest expense	4,780	3,453
Net interest income	63,708	58,549
Provision for loan losses	6,870	3,541
Net interest income after provision for loan losses	56,838	55,008
Noninterest income
Fees from other financial services	4,562	4,654
Fee income on deposit liabilities	5,078	5,189
Fee income on other financial products	1,593	1,654
Bank-owned life insurance	2,259	871
Mortgage banking income	614	613
Other income, net	458	436
Total noninterest income	14,564	13,417
Noninterest expense
Compensation and employee benefits	25,512	24,440
Occupancy	4,670	4,280
Data processing	3,738	3,464
Services	2,426	3,047
Equipment	2,064	1,728
Office supplies, printing and postage	1,360	1,507
Marketing	990	645
FDIC insurance	626	713
Other expense	3,854	4,101
Total noninterest expense	45,240	43,925
Income before income taxes	26,162	24,500
Income taxes	5,323	5,540
Net income	$20,839	$18,960

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Reconciliation to amounts per HEI Condensed Consolidated Statements of Income*:

	Three months ended March 31
(in thousands)	2019	2018
Interest and dividend income	$68,488	$62,002
Noninterest income	14,564	13,417
*Revenues-Bank	83,052	75,419
Total interest expense	4,780	3,453
Provision for loan losses	6,870	3,541
Noninterest expense	45,240	43,925
Less: Retirement defined benefits gain (expense)—other than service costs	40	(387)
*Expenses-Bank	56,930	50,532
*Operating income-Bank	26,122	24,887
Add back: Retirement defined benefits gain (expense)—other than service costs	(40)	387
Income before income taxes	$26,162	$24,500

American Savings Bank, F.S.B.
Statements of Comprehensive Income Data

	Three months ended March 31
(in thousands)	2019	2018
Net income	$20,839	$18,960
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of (taxes) benefits of $(3,455) and $4,867, respectively	9,439	(13,297)
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of (taxes) benefits of $(1,166) and $694, respectively	(3,187)	1,222
Other comprehensive income (loss), net of taxes	6,252	(12,075)
Comprehensive income	$27,091	$6,885

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	March 31, 2019		December 31, 2018
Assets
Cash and due from banks		$136,585		$122,059
Interest-bearing deposits		31,703		4,225
Investment securities
Available-for-sale, at fair value		1,348,263		1,388,533
Held-to-maturity, at amortized cost (fair value of $142,333 and $142,057, respectively)		140,203		141,875
Stock in Federal Home Loan Bank, at cost		9,434		9,958
Loans held for investment		4,858,180		4,843,021
Allowance for loan losses		(54,297)		(52,119)
Net loans		4,803,883		4,790,902
Loans held for sale, at lower of cost or fair value		8,136		1,805
Other		501,970		486,347
Goodwill		82,190		82,190
Total assets		$7,062,367		$7,027,894
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$1,879,244		$1,800,727
Deposit liabilities—interest-bearing		4,326,415		4,358,125
Other borrowings		89,870		110,040
Other		122,651		124,613
Total liabilities		6,418,180		6,393,505
Commitments and contingencies
Common stock		1		1
Additional paid-in capital		347,877		347,170
Retained earnings		328,125		325,286
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(14,984)		$(24,423)
Retirement benefit plans	(16,832)	(31,816)	(13,645)	(38,068)
Total shareholder’s equity		644,187		634,389
Total liabilities and shareholder’s equity		$7,062,367		$7,027,894

Other assets
Bank-owned life insurance		$150,705		$151,172
Premises and equipment, net		208,309		214,415
Accrued interest receivable		20,654		20,140
Mortgage-servicing rights		7,897		8,062
Low-income housing equity investments		65,428		67,626
Real estate acquired in settlement of loans, net		—		406
Real estate held for sale		9,014		—
Other		39,963		24,526
		$501,970		$486,347
Other liabilities
Accrued expenses		$36,067		$54,084
Federal and state income taxes payable		5,391		2,012
Cashier’s checks		27,432		26,906
Advance payments by borrowers		5,956		10,183
Other		47,805		31,428
		$122,651		$124,613

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of $65 million and $25 million, respectively, as of March 31, 2019 and $65 million and $45 million, respectively, as of December 31, 2018.
Investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
March 31, 2019
Available-for-sale
U.S. Treasury and federal agency obligations	$142,179	$93	$(1,428)	$140,844	2	$10,022	$(7)	20	$117,499	$(1,421)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,149,167	1,318	(21,498)	1,128,987	3	13,792	(10)	161	1,010,168	(21,488)
Corporate bonds	49,417	1,045	—	50,462	—	—	—	—	—	—
Mortgage revenue bonds	27,970	—	—	27,970	—	—	—	—	—	—
	$1,368,733	$2,456	$(22,926)	$1,348,263	5	$23,814	$(17)	181	$1,127,667	$(22,909)
Held-to-maturity
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$140,203	$2,528	$(398)	$142,333	—	$—	$—	3	$39,027	$(398)
	$140,203	$2,528	$(398)	$142,333	—	$—	$—	3	$39,027	$(398)
December 31, 2018
Available-for-sale
U.S. Treasury and federal agency obligations	$156,694	$62	$(2,407)	$154,349	5	$25,882	$(208)	19	$118,405	$(2,199)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,192,169	789	(31,542)	1,161,416	22	129,011	(1,330)	145	947,890	(30,212)
Corporate bonds	49,398	103	(369)	49,132	6	23,175	(369)	—	—	—
Mortgage revenue bonds	23,636	—	—	23,636	—	—	—	—	—	—
	$1,421,897	$954	$(34,318)	$1,388,533	33	$178,068	$(1,907)	164	$1,066,295	$(32,411)
Held-to-maturity
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$141,875	$1,446	$(1,264)	$142,057	3	$29,814	$(400)	2	$31,505	$(864)
	$141,875	$1,446	$(1,264)	$142,057	3	$29,814	$(400)	2	$31,505	$(864)

ASB does not believe that the investment securities that were in an unrealized loss position at March 31, 2019, represent an other-than-temporary impairment (OTTI). Total gross unrealized losses were primarily attributable to change in market conditions. On a quarterly basis the investment securities are evaluated for changes in financial condition of the issuer. Based upon ASB’s evaluation, all securities held within the investment portfolio continue to be investment grade by one or more agencies. The contractual cash flows of the U.S. Treasury, federal agency obligations and agency mortgage-backed securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB did not recognize OTTI for the quarters ended March 31, 2019 and 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

U.S. Treasury, federal agency obligations, corporate bonds, and mortgage revenue bonds have contractual terms to maturity. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.
The contractual maturities of investment securities were as follows:

March 31, 2019	Amortized cost	Fair value
(in thousands)
Available-for-sale
Due in one year or less	$15,000	$14,960
Due after one year through five years	133,142	133,294
Due after five years through ten years	55,997	55,595
Due after ten years	15,427	15,427
	219,566	219,276
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,149,167	1,128,987
Total available-for-sale securities	$1,368,733	$1,348,263
Held-to-maturity
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$140,203	$142,333
Total held-to-maturity securities	$140,203	$142,333

Proceeds from the sale of available-for-sale securities were nil for both the three months ended March 31, 2019 and 2018. Gross realized gains and losses were nil for both the three months ended March 31, 2019 and 2018.
Loans. The components of loans were summarized as follows:

	March 31, 2019	December 31, 2018
(in thousands)
Real estate:
Residential 1-4 family	$2,159,886	$2,143,397
Commercial real estate	737,489	748,398
Home equity line of credit	995,624	978,237
Residential land	12,941	13,138
Commercial construction	98,734	92,264
Residential construction	10,924	14,307
Total real estate	4,015,598	3,989,741
Commercial	576,235	587,891
Consumer	266,437	266,002
Total loans	4,858,270	4,843,634
Less: Deferred fees and discounts	(90)	(613)
Allowance for loan losses	(54,297)	(52,119)
Total loans, net	$4,803,883	$4,790,902

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Allowance for loan losses.  The allowance for loan losses (balances and changes) and financing receivables were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Total
Three months ended March 31, 2019
Allowance for loan losses:
Beginning balance	$1,976	$14,505	$6,371	$479	$2,790	$4	$9,225	$16,769	$52,119
Charge-offs	(14)	—	—	—	—	—	(618)	(5,559)	(6,191)
Recoveries	609	—	5	7	—	—	180	698	1,499
Provision	(660)	320	117	(61)	53	(1)	2,027	5,075	6,870
Ending balance	$1,911	$14,825	$6,493	$425	$2,843	$3	$10,814	$16,983	$54,297
March 31, 2019
Ending balance: individually evaluated for impairment	$771	$7	$491	$4	$—	$—	$2,965	$4	$4,242
Ending balance: collectively evaluated for impairment	$1,140	$14,818	$6,002	$421	$2,843	$3	$7,849	$16,979	$50,055
Financing Receivables:
Ending balance	$2,159,886	$737,489	$995,624	$12,941	$98,734	$10,924	$576,235	$266,437	$4,858,270
Ending balance: individually evaluated for impairment	$17,403	$902	$14,046	$2,065	$—	$—	$15,895	$88	$50,399
Ending balance: collectively evaluated for impairment	$2,142,483	$736,587	$981,578	$10,876	$98,734	$10,924	$560,340	$266,349	$4,807,871
Three months ended March 31, 2018
Allowance for loan losses:
Beginning balance	$2,902	$15,796	$7,522	$896	$4,671	$12	$10,851	$10,987	$53,637
Charge-offs	(31)	—	—	(8)	—	—	(602)	(4,232)	(4,873)
Recoveries	54	—	14	5	—	—	1,170	347	1,590
Provision	(400)	163	446	(219)	(310)	(8)	(1,064)	4,933	3,541
Ending balance	$2,525	$15,959	$7,982	$674	$4,361	$4	$10,355	$12,035	$53,895
December 31, 2018
Ending balance: individually evaluated for impairment	$876	$7	$701	$6	$—	$—	$628	$4	$2,222
Ending balance: collectively evaluated for impairment	$1,100	$14,498	$5,670	$473	$2,790	$4	$8,597	$16,765	$49,897
Financing Receivables:
Ending balance	$2,143,397	$748,398	$978,237	$13,138	$92,264	$14,307	$587,891	$266,002	$4,843,634
Ending balance: individually evaluated for impairment	$16,494	$915	$14,800	$2,059	$—	$—	$5,340	$89	$39,697
Ending balance: collectively evaluated for impairment	$2,126,903	$747,483	$963,437	$11,079	$92,264	$14,307	$582,551	$265,913	$4,803,937

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The credit risk profile by internally assigned grade for loans was as follows:

	March 31, 2019				December 31, 2018
(in thousands)	Commercial real estate	Commercial construction	Commercial	Total	Commercial real estate	Commercial construction	Commercial	Total
Grade:
Pass	$659,853	$96,445	$534,127	$1,290,425	$658,288	$89,974	$547,640	$1,295,902
Special mention	7,960	—	11,148	19,108	32,871	—	11,598	44,469
Substandard	69,676	2,289	30,960	102,925	57,239	2,290	28,653	88,182
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$737,489	$98,734	$576,235	$1,412,458	$748,398	$92,264	$587,891	$1,428,553

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
March 31, 2019
Real estate:
Residential 1-4 family	$2,625	$2,954	$3,866	$9,445	$2,150,441	$2,159,886	$—
Commercial real estate	2,225	—	—	2,225	735,264	737,489	—
Home equity line of credit	1,244	251	2,726	4,221	991,403	995,624	—
Residential land	818	488	9	1,315	11,626	12,941	—
Commercial construction	—	—	—	—	98,734	98,734	—
Residential construction	—	—	—	—	10,924	10,924	—
Commercial	3,167	570	337	4,074	572,161	576,235	—
Consumer	4,173	2,551	2,458	9,182	257,255	266,437	—
Total loans	$14,252	$6,814	$9,396	$30,462	$4,827,808	$4,858,270	$—
December 31, 2018
Real estate:
Residential 1-4 family	$3,757	$2,773	$2,339	$8,869	$2,134,528	$2,143,397	$—
Commercial real estate	—	—	—	—	748,398	748,398	—
Home equity line of credit	1,139	681	2,720	4,540	973,697	978,237	—
Residential land	9	—	319	328	12,810	13,138	—
Commercial construction	—	—	—	—	92,264	92,264	—
Residential construction	—	—	—	—	14,307	14,307	—
Commercial	315	281	548	1,144	586,747	587,891	—
Consumer	5,220	3,166	2,702	11,088	254,914	266,002	—
Total loans	$10,440	$6,901	$8,628	$25,969	$4,817,665	$4,843,634	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The credit risk profile based on nonaccrual loans, accruing loans 90 days or more past due and troubled debt restructuring (TDR) loans was as follows:

(in thousands)	March 31, 2019	December 31, 2018
Real estate:
Residential 1-4 family	$13,878	$12,037
Commercial real estate	—	—
Home equity line of credit	6,888	6,348
Residential land	452	436
Commercial construction	—	—
Residential construction	—	—
Commercial	14,447	4,278
Consumer	4,542	4,196
Total nonaccrual loans	$40,207	$27,295
Real estate:
Residential 1-4 family	$—	$—
Commercial real estate	—	—
Home equity line of credit	—	—
Residential land	—	—
Commercial construction	—	—
Residential construction	—	—
Commercial	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	$—	$—
Real estate:
Residential 1-4 family	$10,145	$10,194
Commercial real estate	902	915
Home equity line of credit	11,013	11,597
Residential land	1,613	1,622
Commercial construction	—	—
Residential construction	—	—
Commercial	1,622	1,527
Consumer	61	62
Total troubled debt restructured loans not included above	$25,356	$25,917

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

	March 31, 2019			Three months ended March 31, 2019
(in thousands)	Recorded investment	Unpaid principal balance	Related Allowance	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$9,208	$9,833	$—	$7,991	$160
Commercial real estate	—	—	—	—	—
Home equity line of credit	2,508	2,778	—	2,534	12
Residential land	2,036	2,235	—	2,036	26
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	4,736	5,897	—	3,973	—
Consumer	31	31	—	31	—
	$18,519	$20,774	$—	$16,565	$198
With an allowance recorded
Real estate:
Residential 1-4 family	$8,195	$8,248	$771	$8,394	$83
Commercial real estate	902	902	7	906	10
Home equity line of credit	11,538	11,577	491	11,823	130
Residential land	29	29	4	29	—
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	11,159	11,159	2,965	4,750	26
Consumer	57	57	4	57	1
	$31,880	$31,972	$4,242	$25,959	$250
Total
Real estate:
Residential 1-4 family	$17,403	$18,081	$771	$16,385	$243
Commercial real estate	902	902	7	906	10
Home equity line of credit	14,046	14,355	491	14,357	142
Residential land	2,065	2,264	4	2,065	26
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	15,895	17,056	2,965	8,723	26
Consumer	88	88	4	88	1
	$50,399	$52,746	$4,242	$42,524	$448

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	December 31, 2018			Three months ended March 31, 2018
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$7,822	$8,333	$—	$8,496	$107
Commercial real estate	—	—	—	—	—
Home equity line of credit	2,743	3,004	—	1,700	5
Residential land	2,030	2,228	—	1,168	5
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	3,722	4,775	—	2,357	10
Consumer	32	32	—	7	—
	$16,349	$18,372	$—	$13,728	$127
With an allowance recorded
Real estate:
Residential 1-4 family	$8,672	$8,875	$876	$9,129	$93
Commercial real estate	915	915	7	1,008	11
Home equity line of credit	12,057	12,086	701	7,741	81
Residential land	29	29	6	77	2
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	1,618	1,618	628	1,957	36
Consumer	57	57	4	58	1
	$23,348	$23,580	$2,222	$19,970	$224
Total
Real estate:
Residential 1-4 family	$16,494	$17,208	$876	$17,625	$200
Commercial real estate	915	915	7	1,008	11
Home equity line of credit	14,800	15,090	701	9,441	86
Residential land	2,059	2,257	6	1,245	7
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	5,340	6,393	628	4,314	46
Consumer	89	89	4	65	1
	$39,697	$41,952	$2,222	$33,698	$351

*	Since loan was classified as impaired.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Loan modifications that occurred during the first quarters of 2019 and 2018 were as follows:

Loans modified as a TDR	Three months ended March 31, 2019			Three months ended March 31, 2018
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	8	$1,048	$5	1	$345	$107
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	2	264	23	18	2,155	417
Residential land	1	335	—	—	—	—
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	1	195	17	5	2,213	—
Consumer	—	—	—	—	—	—
	12	$1,842	$45	24	$4,713	$524
Loans modified in TDRs that experienced a payment default of 90 days or more during the first quarters of 2019 and 2018, and for which the payment of default occurred within one year of the modification, were as follows:

	Three months ended March 31, 2019		Three months ended March 31, 2018
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Number of contracts	Outstanding recorded investment (as of period end)[1]
TDRs that defaulted during the period within twelve months of their modification date
Real estate:
Residential 1-4 family	—	$—	1	$49
Commercial real estate	—	—	—	—
Home equity line of credit	—	—	1	86
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	1	19	—	—
Consumer	—	—	—	—
	1	$19	2	$135

[1]	The period end balances reflect all paydowns and charge-offs since the modification period. TDRs fully paid off, charged-off, or foreclosed upon by period end are not included.
If loans modified in a TDR subsequently default, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled nil at March 31, 2019 and December 31, 2018.
The Company had $5.2 million and $4.2 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at March 31, 2019 and December 31, 2018, respectively.
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $24.9 million and $33.1 million for the three months ended March 31, 2019 and 2018, respectively, and recognized gains on such sales of $0.6 million for both of these periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

There were no repurchased mortgage loans for the three months ended March 31, 2019 and 2018. The repurchase reserve was $0.1 million as of March 31, 2019 and 2018.
Mortgage servicing fees, a component of other income, net, were $0.7 million for both the three months ended March 31, 2019 and 2018.
Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
March 31, 2019	$18,786	$(10,889)	$—	$7,897
December 31, 2018	18,556	(10,494)	—	8,062

Changes related to MSRs were as follows:

	Three months ended March 31
(in thousands)	2019	2018
Mortgage servicing rights
Beginning balance	$8,062	$8,639
Amount capitalized	230	335
Amortization	(395)	(433)
Other-than-temporary impairment	—	—
Carrying amount before valuation allowance	7,897	8,541
Valuation allowance for mortgage servicing rights
Beginning balance	—	—
Provision (recovery)	—	—
Other-than-temporary impairment	—	—
Ending balance	—	—
Net carrying value of mortgage servicing rights	$7,897	$8,541

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
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018
Unpaid principal balance	$1,172,573	$1,188,514
Weighted average note rate	3.99%	3.98%
Weighted average discount rate	10.0%	10.0%
Weighted average prepayment speed	7.4%	6.5%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018
Prepayment rate:
25 basis points adverse rate change	$(421)	$(250)
50 basis points adverse rate change	(962)	(566)
Discount rate:
25 basis points adverse rate change	(126)	(139)
50 basis points adverse rate change	(251)	(275)

The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.
Other borrowings.  FHLB advances are fixed rate for a specific term. As of March 31, 2019, ASB had an FHLB advance outstanding for $25 million with a maturity date of April 2019. ASB was in compliance with all Advances, Pledge and Security Agreement requirements as of March 31, 2019.
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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheets	Net amount of liabilities presented in the Balance Sheets
Repurchase agreements
March 31, 2019	$65	$—	$65
December 31, 2018	65	—	65

	Gross amount not offset in the Balance Sheets
(in millions)	Net amount of liabilities presented in the Balance Sheets	Financial instruments	Cash collateral pledged
Commercial account holders
March 31, 2019	$65	$90	$—
December 31, 2018	65	92	—

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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	March 31, 2019		December 31, 2018
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$31,406	$462	$10,180	$91
Forward commitments	34,165	(161)	10,132	(43)

ASB’s derivative financial instruments, their fair values and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	March 31, 2019		December 31, 2018
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$463	$1	$91	$—
Forward commitments	9	170	—	43
	$472	$171	$91	$43
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statements of Income	Three months ended March 31
(in thousands)		2019	2018
Interest rate lock commitments	Mortgage banking income	$371	$124
Forward commitments	Mortgage banking income	(118)	(36)
		$253	$88

Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $16.5 million and $18.1 million at March 31, 2019 and December 31, 2018, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. As of March 31, 2019, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.
Note 5 · Credit agreements
HEI and Hawaiian Electric each entered into a separate agreement with a syndicate of eight financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Facilities), effective July 3, 2017, to amend and restate their respective previously existing revolving unsecured credit agreements. The $150 million HEI Facility and $200 million Hawaiian Electric Facility, both terminate on June 30, 2022. As of March 31, 2019 and December 31, 2018, no amounts were outstanding under the Facilities.
The Facilities will be maintained to support each company’s respective short-term commercial paper program, but may be drawn on to meet each company’s respective working capital needs and general corporate purposes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 6 · Leases
The Company adopted ASU No. 2016-02 and related amendments on January 1, 2019, and used the effective date as the date of initial application. The Company elected the practical expedient package under which the Company did not reassess its prior conclusions about whether any expired or existing contracts are or contain leases, whether there is a change in lease classification for any expired or existing leases under the new standard, or whether there were initial direct costs for any existing leases that would be treated differently under the new standard. The Company elected the short-term lease recognition exemption for all of its leases that qualify, and accordingly, does not recognize lease liabilities and ROU assets for all leases that have lease terms that are 12 months or less. The amounts related to short-term leases are not material. The Company elected the practical expedient to not separate lease and non-lease components for its real estate and equipment and fossil fuel and renewable energy PPAs. The Company elected the practical expedient to not assess all existing land easements that were not previously accounted for in accordance with ASC 840.
The Company leases certain real estate and equipment for various terms under long-term operating lease agreements. The agreements expire at various dates through 2054 and provide for renewal options up to 10 years. The periods associated with the renewal options are excluded for the purpose of determining the lease term unless the exercise of the renewable option is reasonably certain. In the normal course of business, it is expected that many of these agreements will be replaced by similar agreements. Certain real estate leases require the Company to pay for operating expenses such as common area maintenance, real estate taxes and insurance.
Additionally, the Utilities contract with independent power producers to supply energy under long-term power purchase agreements. Certain PPAs are treated as operating leases under the new standard because the Company elected the practical expedient package under which prior conclusions about lease identification were not reassessed. PPAs generally include variable lease payments (e.g., payments based on kWh), and several as-available PPAs have variable-only payment terms. For PPAs with no minimum lease payments, the Utilities do not recognize any lease liabilities or ROU assets, and the related costs are reported as variable lease costs.
The Utilities’ lease payments for each operating lease agreement were discounted using its estimated unsecured borrowing rates for the appropriate term, reduced for the estimated impact of collateral. ASB’s lease payments for each operating lease agreement were discounted using Federal Home Loan Bank of Des Moines (FHLB) fixed rate advance rates, which are collateralized, for the appropriate term. The FHLB is the bank’s primary wholesale funding source and can provide borrowing rates for various terms starting at overnight borrowings to 30-year borrowing terms.
Amounts related to the Company’s total lease cost and cash flows arising from lease transaction are as follows:

	HEI consolidated			Hawaiian Electric consolidated
Three months ended March 31, 2019 (in thousands)	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
Operating lease cost	$2,684	$15,478	$18,162	$1,486	$15,478	$16,964
Variable lease cost	2,804	41,280	44,084	2,086	41,280	43,366
Total lease cost	$5,488	$56,758	$62,246	$3,572	$56,758	$60,330
Other information
Cash paid for amounts included in the measurement of lease liabilities—Operating cash flows from operating leases	$2,586	$15,037	$17,623	$1,397	$15,037	$16,434
Weighted-average remaining lease term—operating leases (in years)	6.7	3.5	4.0	5.0	3.5	3.6
Weighted-average discount rate—operating leases	3.71%	4.08%	4.01%	4.17%	4.08%	4.09%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The following table summarizes the maturity of our operating lease liabilities as of March 31, 2019:

	HEI consolidated			Hawaiian Electric consolidated
(in millions)	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
2019 (remaining months)	$8	$48	$56	$4	$48	$52
2020	10	63	73	6	63	69
2021	8	63	71	5	63	68
2022	5	42	47	2	42	44
2023	4	—	4	2	—	2
Thereafter	11	—	11	3	—	3
Total lease payments	46	216	262	22	216	238
Less: Imputed interest	(6)	(15)	(21)	(2)	(15)	(17)
Total present value of lease payments	$40	$201	$241	$20	$201	$221
The future minimum lease obligations under operating leases in effect as of December 31, 2018, having a term in excess of one year as determined prior to the adoption of ASC 842 are as follows:

	HEI consolidated			Hawaiian Electric consolidated
(in millions)	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
2019	$11	$63	$74	$6	$63	$69
2020	9	63	72	6	63	69
2021	8	63	71	5	63	68
2022	5	42	47	2	42	44
2023	4	—	4	2	—	2
Thereafter	12	—	12	3	—	3
Total lease payments	$49	$231	$280	$24	$231	$255

Note 7 · Shareholders’ equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2018	$(24,423)	$(436)	$(25,751)	$(50,610)	$99
Current period other comprehensive income (loss)	9,439	(403)	205	9,241	24
Balance, March 31, 2019	$(14,984)	$(839)	$(25,546)	$(41,369)	$123
Balance, December 31, 2017	$(14,951)	$—	$(26,990)	$(41,941)	$(1,219)
Current period other comprehensive income (loss)	(13,297)	—	524	(12,773)	31
Balance, March 31, 2018	$(28,248)	$—	$(26,466)	$(54,714)	$(1,188)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI
	Three months ended March 31		Affected line item in the
(in thousands)	2019	2018	Statements of Income / Balance Sheets
HEI consolidated
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$2,503	$5,146	See Note 9 for additional details
Impact of D&Os of the PUC included in regulatory assets	(2,298)	(4,622)	See Note 9 for additional details
Total reclassifications	$205	$524
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$2,322	$4,653	See Note 9 for additional details
Impact of D&Os of the PUC included in regulatory assets	(2,298)	(4,622)	See Note 9 for additional details
Total reclassifications	$24	$31

Note 8 · Revenues
Revenue from contracts with customers. The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended March 31
	2019				2018
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$175,745	$—	$—	$175,745	$178,589	$—	$—	$178,589
Electric energy sales - commercial	187,408	—	—	187,408	188,998	—	—	188,998
Electric energy sales - large light and power	198,926	—	—	198,926	192,321	—	—	192,321
Electric energy sales - other	4,078	—	—	4,078	4,060	—	—	4,060
Bank fees	—	11,233	—	11,233	—	11,497	—	11,497
Total revenues from contracts with customers	566,157	11,233	—	577,390	563,968	11,497	—	575,465
Revenues from other sources
Regulatory revenue	6,207	—	—	6,207	4,750	—	—	4,750
Bank interest and dividend income	—	68,488	—	68,488	—	62,002	—	62,002
Other bank noninterest income	—	3,331	—	3,331	—	1,920	—	1,920
Other	6,131	—	68	6,199	1,709	—	28	1,737
Total revenues from other sources	12,338	71,819	68	84,225	6,459	63,922	28	70,409
Total revenues	$578,495	$83,052	$68	$661,615	$570,427	$75,419	$28	$645,874
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$11,233	$—	$11,233	$—	$11,497	$—	$11,497
Services/goods transferred over time	566,157	—	—	566,157	563,968	—	—	563,968
Total revenues from contracts with customers	$566,157	$11,233	$—	$577,390	$563,968	$11,497	$—	$575,465

There are no material contract assets or liabilities associated with revenues from contracts with customers existing at the beginning of the period or as of March 31, 2019. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s condensed consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s condensed consolidated balance sheets.
As of March 31, 2019, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 9 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first three months of 2019, the Company contributed $8 million ($8 million by the Utilities) to its pension and other postretirement benefit plans, compared to $16 million ($15 million by the Utilities) in the first three months of 2018. The Company’s current estimate of contributions to its pension and other postretirement benefit plans in 2019 is $47.5 million ($46.8 million by the Utilities, $0.7 million by HEI and nil by ASB), compared to $38.5 million ($37.6 million by the Utilities, $0.9 million by HEI and nil by ASB) in 2018. In addition, the Company expects to pay directly $2.6 million ($1.2 million by the Utilities) of benefits in 2019, compared to $1.5 million ($0.6 million by the Utilities) paid in 2018.
The components of NPPC and NPBC for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended March 31
	Pension benefits		Other benefits
(in thousands)	2019	2018	2019	2018
HEI consolidated
Service cost	$15,382	$17,113	$541	$669
Interest cost	21,033	19,234	1,997	1,931
Expected return on plan assets	(27,998)	(27,254)	(3,086)	(3,192)
Amortization of net prior service gain	(11)	(10)	(452)	(452)
Amortization of net actuarial (gains) losses	3,839	7,395	(3)	(2)
Net periodic pension/benefit cost (return)	12,245	16,478	(1,003)	(1,046)
Impact of PUC D&Os	12,279	2,657	811	1,071
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$24,524	$19,135	$(192)	$25
Hawaiian Electric consolidated
Service cost	$15,001	$16,673	$537	$664
Interest cost	19,414	17,710	1,917	1,859
Expected return on plan assets	(26,164)	(25,607)	(3,035)	(3,140)
Amortization of net prior service (gain) cost	2	2	(451)	(451)
Amortization of net actuarial loss	3,576	6,710	—	—
Net periodic pension/benefit cost (return)	11,829	15,488	(1,032)	(1,068)
Impact of PUC D&Os	12,279	2,657	811	1,071
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$24,108	$18,145	$(221)	$3

HEI consolidated recorded retirement benefits expense of $15 million ($14 million by the Utilities) and $12 million ($11 million by the Utilities) in the first three months of 2019 and 2018, respectively, and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first three months of 2019 and 2018, the Company’s expenses for its defined contribution pension plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $1.9 million and $1.6 million, respectively, and cash contributions for both were $3.7 million. For the first three months of 2019 and 2018, the Utilities’ expenses for its defined contribution pension plan under the HEIRSP were $0.7 million and $0.5 million, respectively, and cash contributions were $0.7 million and $0.5 million, respectively.
Note 10 · Share-based compensation
Under the 2010 Equity and Incentive Plan, as amended, HEI can issue shares of common stock as incentive compensation to selected employees in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares and other share-based and cash-based awards. The 2010 Equity and Incentive Plan (original EIP) was

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

amended and restated effective March 1, 2014 (EIP) and an additional 1.5 million shares were added to the shares available for issuance under these programs.
As of March 31, 2019, approximately 3.2 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 0.8 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of March 31, 2019, there were 46,607 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended March 31
(in millions)	2019	2018
HEI consolidated
Share-based compensation expense [1]	$2.2	$1.7
Income tax benefit	0.3	0.2
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.8	0.6
Income tax benefit	0.1	0.1

[1]	For the three months ended March 31, 2019 and 2018, the Company has not capitalized any share-based compensation.

Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

	Three months ended March 31
(dollars in thousands)	2019	2018
Shares granted	—	1,074
Fair value	$—	$39
Income tax benefit	—	10

The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI Common Stock on the grant date.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended March 31
	2019		2018
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	200,358	$33.05	197,047	$31.53
Granted	94,559	37.68	88,905	34.10
Vested	(76,712)	32.61	(75,235)	30.55
Forfeited	(6,980)	33.18	(2,629)	33.09
Outstanding, end of period	211,225	$35.28	208,088	$32.97
Total weighted-average grant-date fair value of shares granted (in millions)	$3.6		$3.0

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the first three months of 2019 and 2018, total restricted stock units and related dividends that vested had a fair value of $3.2 million and $2.7 million, respectively, and the related tax benefits were $0.5 million and $0.5 million, respectively.
As of March 31, 2019, there was $6.9 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 3.1 years.
Long-term incentive plan payable in stock.  The 2017-2019, 2018-2020 and 2019-2021 long-term incentive plans (LTIP) provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

including a market condition goal. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made, subject to the achievement of specified performance levels and calculated dividend equivalents. The potential payout varies from 0% to 200% of the number of target shares depending on the achievement of the goals. The market condition goal is based on HEI’s total shareholder return (TSR) compared to the Edison Electric Institute Index over the relevant three-year period. The other performance condition goals relate to EPS growth, return on average common equity (ROACE), Hawaiian Electric’s net income and ASB’s efficiency ratio.
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended March 31
	2019		2018
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	65,578	$38.81	32,904	$39.51
Granted	34,647	41.07	35,626	38.21
Vested (issued or unissued and cancelled)	—	—	—	—
Forfeited	(1,914)	38.62	(1,739)	38.83
Outstanding, end of period	98,311	$39.61	66,791	$38.84
Total weighted-average grant-date fair value of shares granted (in millions)	$1.4		$1.4

(1)	Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
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
The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TSR and the resulting fair value of LTIP awards granted:

	2019	2018
Risk-free interest rate	2.48%	2.29%
Expected life in years	3	3
Expected volatility	15.8%	17.0%
Range of expected volatility for Peer Group	15.0% to 73.2%	15.1% to 26.2%
Grant date fair value (per share)	$41.07	$38.20

As of March 31, 2019, there was $2.3 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.8 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended March 31
	2019		2018
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	276,169	$33.80	131,616	$33.47
Granted	138,580	37.68	142,509	34.10
Vested	—	—	—	—
Forfeited	(7,659)	33.91	(6,958)	33.81
Outstanding, end of period	407,090	$35.12	267,167	$33.80
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$5.2		$4.9

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

As of March 31, 2019, there was $8.5 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.8 years.
Note 11 · Income taxes
The Company’s and the Utilities’ effective tax rates were 20% and 22%, respectively, for the three months ended March 31, 2019. These rates differed from statutory rates, due primarily to the tax effect of the state income tax deduction and the amortization of excess deferred income taxes related to the provision in the Tax Act that lowered the federal income tax rate from 35% to 21%. The Company’s and the Utilities’ effective tax rate were 24% and 25%, respectively, for the three months ended March 31, 2018.
Note 12 · Cash flows

Three months ended March 31	2019	2018
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates, net of amounts capitalized	$21	$19
Income taxes paid (including refundable credits)	4	3
Income taxes refunded (including refundable credits)	4	—
Hawaiian Electric consolidated
Interest paid to non-affiliates	12	12
Income taxes paid (including refundable credits)	5	5
Income taxes refunded (including refundable credits)	4	—
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	—	3
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	36	48
Loans transferred from held for investment to held for sale (investing)	—	1
Common stock issued (gross) for director and executive/management compensation (financing)[1]	3	3
Real estate transferred from property, plant and equipment to other assets held-for-sale (investing)	9	—
Transfer of retail repurchase agreements to deposit liabilities (financing)	—	102
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	—	3
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	29	29

1 The amounts shown represent the market value of common stock issued for director and executive/management compensation and withheld to satisfy statutory tax liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 13 · Fair value measurements
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
The following table presents the carrying or notional amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments. For stock in Federal Home Loan Bank, the carrying amount is a reasonable estimate of fair

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

value because it can only be redeemed at par.

		Estimated fair value
	Carrying or notional amount	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2019
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,348,263	$—	$1,320,293	$27,970	$1,348,263
Held-to-maturity investment securities	140,203	—	142,333	—	142,333
Stock in Federal Home Loan Bank	9,434	—	9,434	—	9,434
Loans, net	4,812,019	—	8,146	4,848,885	4,857,031
Mortgage servicing rights	7,897	—	—	13,046	13,046
Derivative assets	38,755	—	472	—	472
Financial liabilities
HEI consolidated
Deposit liabilities	780,296	—	773,168	—	773,168
Short-term borrowings—other than bank	110,399	—	110,399	—	110,399
Other bank borrowings	89,870	—	89,867	—	89,867
Long-term debt, net—other than bank	1,880,339	—	1,968,642	—	1,968,642
Derivative liabilities	50,815	141	1,160	—	1,301
Hawaiian Electric consolidated
Short-term borrowings	55,999	—	55,999	—	55,999
Long-term debt, net	1,418,973	—	1,499,417	—	1,499,417
December 31, 2018
Financial assets
HEI consolidated
Available-for-sale investment securities	1,388,533	—	1,364,897	23,636	1,388,533
Held-to-maturity investment securities	141,875	—	142,057	—	142,057
Stock in Federal Home Loan Bank	9,958	—	9,958	—	9,958
Loans, net	4,792,707	—	1,809	4,800,244	4,802,053
Mortgage servicing rights	8,062	—	—	13,618	13,618
Derivative assets	10,180	—	91	—	91
Financial liabilities
HEI consolidated
Deposit liabilities	827,841	—	817,667	—	817,667
Short-term borrowings—other than bank	73,992	—	73,992	—	73,992
Other bank borrowings	110,040	—	110,037	—	110,037
Long-term debt, net—other than bank	1,879,641	—	1,904,261	—	1,904,261
Derivative liabilities	34,132	34	596	—	630
Hawaiian Electric consolidated
Short-term borrowings	25,000	—	25,000	—	25,000
Long-term debt, net	1,418,802	—	1,443,968	—	1,443,968

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2019			December 31, 2018
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$—	$1,128,987	$—	$—	$1,161,416	$—
U.S. Treasury and federal agency obligations	—	140,844	—	—	154,349	—
Corporate bonds	—	50,462	—	—	49,132	—
Mortgage revenue bonds	—	—	27,970	—	—	23,636
	$—	$1,320,293	$27,970	$—	$1,364,897	$23,636
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$463	$—	$—	$91	$—
Forward commitments (bank segment)[1]	—	9	—	—	—	—
	$—	$472	$—	$—	$91	$—
Derivative liabilities
Interest rate lock commitments (bank segment)[1]	$—	$1	$—	$—	$—	$—
Forward commitments (bank segment)[1]	141	29	—	34	9	—
Interest rate swap (Other segment)[2]	—	1,130	—	—	587	—
	$141	$1,160	$—	$34	$596	$—
1  Derivatives are carried at fair value in other assets or other liabilities in the balance sheets with changes in value included in mortgage banking income.
2 Derivatives are included in other liabilities in the balance sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2019.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Three months ended March 31
Mortgage revenue bonds	2019	2018
(in thousands)
Beginning balance	$23,636	$15,427
Principal payments received	—	—
Purchases	4,334	—
Unrealized gain (loss) included in other comprehensive income	—	—
Ending balance	$27,970	$15,427

ASB holds two mortgage revenue bonds issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of March 31, 2019, the weighted average discount rate was 4.04% which was derived by incorporating a credit spread over the one month LIBOR rate. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

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

		Fair value measurements
(in thousands)	Balance	Level 1	Level 2	Level 3
March 31, 2019
Loans	$237	$—	$—	$237
December 31, 2018
Loans	77	—	—	77
Real estate acquired in settlement of loans	186	—	—	186

For three months ended March 31, 2019 and 2018, there were no adjustments to fair value for ASB’s loans held for sale.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value (1)
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
March 31, 2019
Residential loan	$192	Fair value of property or collateral	Appraised value less 7% selling cost		N/A (2)
Commercial loan	45	Fair value of property or collateral	Fair value of business assets		N/A (2)
Total loans	$237

December 31, 2018
Home equity line of credit	$77	Fair value of property or collateral	Appraised value less 7% selling cost		N/A (2)
Total loans	$77
Real estate acquired in settlement of loans	$186	Fair value of property or collateral	Appraised value less 7% selling cost		N/A (2)
(1) Represent percent of outstanding principal balance.
(2) N/A - Not applicable. There is one asset in each fair value measurement type.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2018 Form 10-K and should be read in conjunction with such discussion and the 2018 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2018 Form 10-K, as well as the quarterly (as of and for the three months ended March 31, 2019) condensed consolidated financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
RESULTS OF OPERATIONS

(in thousands, except per	Three months ended March 31%
share amounts)	2019	2018	change	Primary reason(s)*
Revenues	$661,615	$645,874	2	Increases for the electric utility and bank segments
Operating income	77,937	71,889	8	Increases for the electric utility and bank segments, partly offset by higher operating losses for the “other” segment
Net income for common stock	45,688	40,247	14	Higher net income at the electric utility and bank segments, partly offset by higher net losses at the “other” segment. See below for effective tax rate explanation.
Basic earnings per common share	$0.42	$0.37	14	Higher net income
Weighted-average number of common shares outstanding	108,913	108,818	—	Issuances of shares under compensation and director stock plans.

*	Also, see segment discussions which follow.
The Company’s effective tax rates for the first three months of 2019 and 2018 were 20% and 24%, respectively. The effective tax rates were lower for the three months ended March 31, 2019 compared to the same period in 2018 due primarily to the amortization of excess deferred income taxes related to the provision in the Tax Act that lowered the federal income tax rate from 35% to 21% and higher bank owned life insurance income that is nontaxable.
HEI’s consolidated ROACE was 9.7% for the twelve months ended March 31, 2019 and 8.2% for the twelve months ended March 31, 2018.
Dividends.  The payout ratios for the first three months of 2019 and full year 2018 were 76% and 67%, respectively. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company and current and expected future economic conditions.
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
Through the first quarter of 2019, Hawaii’s tourism industry, a significant driver of Hawaii’s economy, showed a decrease in visitor spending and increase in visitor arrivals. Visitor expenditures decreased -2.4% and arrivals increased 2.6% compared to the same period in 2018. Looking ahead, the HTA expects scheduled nonstop seats to Hawaii to increase as the year progresses, driven primarily by an increase in seats from the West Coast, East Coast and Asia.
Hawaii’s unemployment rate increased slightly to 2.8% for March 2019, which was higher than the rate for March 2018 and lower than the national unemployment rate of 3.8%. It is also the fifth lowest unemployment rate in the nation.
Hawaii real estate activity, as indicated by the home resale market, experienced a growth in median sales prices for single family homes and a decline in median sales prices for condominiums so far in 2019. Median sales prices for single family residential homes on Oahu through March 2019 were higher by 2.0% and for condominiums were lower by -3.2% over the same time period in 2018. The number of closed sales for single family residential homes and condominiums were down by -5.7% and -10.5%, respectively, through March of 2019 compared to same time period in 2018.

Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. Although the price of crude oil fluctuates month to month, the recent trend over the last quarter and first two months of 2019 has been a decreasing one, which followed a 2.5 year stretch of general increases.
At its March 2019 meeting, the Federal Open Market Committee (FOMC) decided to maintain the target range for the federal funds rate at “2.25% to 2.50%” in view of realized and expected labor market conditions and inflation.
At its meeting in March, the state’s Council on Revenues lowered its forecast for growth in the State General Fund tax revenue in fiscal year 2019 for the second time this year from 4.2% to 3.0%. The Council's decision to lower the estimate was based on the expectation of lower economic growth and lower than expected tax revenue growth. Overall, Hawaii’s economy is expected to see another year of modest growth with a potential for weakening conditions as the business cycle matures. In 2018, tourism challenges were not limited to the aftermath of flood and fire, but also reflected weakening in some key markets and falloff in spending. A modest growth in visitor arrivals is expected for the rest of 2019 with slowing thereafter. The introduction of Southwest Airlines to the Hawaii market could lead to a potential boost in visitor arrivals over the next few months.
“Other” segment.

	Three months ended March 31
(in thousands)	2019	2018	Primary reason(s)
Revenues	$68	$28
Operating loss	(4,745)	(4,367)
The first quarters of 2019 and 2018 include $0.2 million and $0.9 million, respectively, of operating income from Pacific Current[1]. First quarter 2019 corporate expense was $0.4 million lower than the first quarter of 2018, primarily due to higher incentive compensation accruals and adjustments in the first quarter of 2018, as compared to the first quarter of 2019, partially offset by higher professional fees in the first quarter of 2019.

Net loss	(7,277)	(6,188)
The net loss for the first quarter of 2019 was higher than the net loss for the first quarter of 2018 due to higher interest expense (as a result of higher interest rates and balances at corporate) and lower Pacific Current income, partially offset by a higher income tax benefit and lower HEI corporate expenses.

1	Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation.

The “other” business segment (loss)/income includes results of the stand-alone corporate operations of HEI and ASB Hawaii, Inc. (ASBH), as well as the results of Pacific Current, a direct subsidiary of HEI focused on investing in clean energy and sustainable infrastructure projects; Pacific Current’s indirect subsidiary, Hamakua Energy, which owns a 60-MW combined cycle power plant, formerly owned by Hamakua Energy Partners, L.P.; Pacific Current’s indirect subsidiary, Mauo, LLC (Mauo), which is currently constructing a 8.6 MW solar-plus-storage project; and The Old Oahu Tug Service, Inc., a maritime freight transportation company that ceased operations in 1999, but has remaining employee benefit payments obligations; as well as eliminations of intercompany transactions.

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
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	March 31, 2019		December 31, 2018
Short-term borrowings—other than bank	$110	2%	$74	2%
Long-term debt, net—other than bank	1,880	45	1,880	45
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,184	52	2,162	52
	$4,208	100%	$4,150	100%

HEI’s commercial paper borrowings and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Three months ended March 31, 2019	March 31, 2019	December 31, 2018
Commercial paper	$43	$54	$49
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility		150	150

Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s external short-term borrowings during the first three months of 2019 was $54 million.
HEI has a $150 million line of credit facility with no amounts outstanding at March 31, 2019. See Note 5 of the Condensed Consolidated Financial Statements.
The Company has the ability to satisfy the share purchase requirements for the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), HEIRSP and ASB 401(k) Plan either through the issuance of new shares, which provides new equity capital, or through open market purchases of its common stock. From December 7, 2016 to date, HEI satisfied the share purchase requirements for these plans through open market purchases of its common stock rather than through new issuances.
For the first three months of 2019, net cash provided by operating activities of HEI consolidated was $77 million. Net cash used by investing activities for the same period was $83 million, primarily due to capital expenditures and ASB’s net increase in loans, partly offset by ASB’s receipt of repayments from available-for-sale investment securities. Net cash provided by financing activities during this period was $23 million as a result of several factors, including increases in ASB’s deposit liabilities and short-term borrowings and the issuance of short-term debt, partly offset by net repayments of other bank borrowings and payment of common stock dividends. During the first three months of 2019, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $25 million and $18 million, respectively.
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
For information about these material estimates and critical accounting policies, see pages 37 to 39, 50 to 51, and 66 to 68 of HEI’s MD&A included in Part II, Item 7 of HEI’s 2018 Form 10-K.

Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.
Electric utility
RESULTS OF OPERATIONS

Three months ended March 31		Increase
2019	2018	(decrease)		(dollars in millions, except per barrel amounts)
$578	$570	$8		Revenues. Net increase largely due to:
			$13	higher rates
			5	MPIR for Schofield Generating Station
			2	renewable RFP Phase 1 PIM
			2	billing to a third party for mutual assistance work reimbursement
			1	Joint pole attachment fees
			(7)	lower kWh generated
			(7)	lower kWh purchased
161	167	(6)		Fuel oil expense. Decrease due to lower kWh generated while fuel oil prices remaining at comparable levels
134	140	(6)		Purchased power expense. Net decrease largely due to:
			(7)	lower kWh purchased
			(3)	lower AES and PGV capacity charges
			4	higher purchased power energy price[1]
118	108	10		Operation and maintenance expenses. Net increase largely due to:
			4	reset of pension costs included in rates as part of rate case decisions
			3	higher administrative expense due to less being allocated to capital and billable projects
			2	cost for asset management data cleansing
			2	cost for a third party mutual assistance work
			1	voluntary retirement bonus payout
			1	higher medical premium costs
			(3)	2019 PUC approval of deferral treatment for previously-incurred expenses to modify existing generating units on Maui to run at lower loads in order to accept more renewable generation
109	105	4		Other expenses. Increase due to higher depreciation expense for plant investments in 2018, coupled with higher revenue taxes from higher revenue
57	51	6		Operating income. Increase due to higher revenue, offset in part by higher operation and maintenance and depreciation expenses
32	27	5
Net income for common stock. Increase due to higher rates, MPIR and PIMS revenues, offset in part by higher expenses and lower allowance for funds under construction (AFUDC) due to lower level of construction work in progress

1,916	2,012	(96)		Kilowatthour sales (millions)[2]
$80.39	$80.68	$(0.29)		Average fuel oil cost per barrel[3]
463,964	462,764	1,200		Customer accounts (end of period)

1	The rate schedules of the electric utilities currently contain PPACs through which changes in purchase power expenses (except purchased energy costs) are passed on to customers.

2
kWh sales were lower when compared to the same quarter in the prior year due largely to continued energy efficiency and conservation efforts by customers and increasing levels of private customer-sited renewable generation, coupled with cooler and less humid weather.

3	The rate schedules of the electric utilities currently contain ECACs and ECRCs through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.

The Utilities’ effective tax rates for the first three months of 2019 and 2018 were 22% and 25%, respectively. The effective tax rates were lower for the three months ended March 31, 2019 compared to the same periods in 2018 due primarily to the amortization of excess deferred income taxes related to the provision in the Tax Act that lowered the federal income tax rate from 35% to 21%.
Hawaiian Electric’s consolidated ROACE was 7.8% and 6.9% for the twelve months ended March 31, 2019 and March 31, 2018, respectively.
The Utilities’ consolidated kWh sales have declined each year since 2007. Based on expectations of additional customer renewable self-generation and energy-efficiency installations, and the cooler and less humid weather in the first quarter of the year, the Utilities’ full year 2019 kWh sales are expected to be below the 2018 level. However, due to the decoupling model implemented in 2011, revenues are not tied to kWh sales and include annual rate adjustments to revenues. See “Decoupling” in the “Regulatory proceedings” section of Note 3 of the condensed consolidated financial statements for additional information.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of March 31, 2019 amounted to $4 billion, of which approximately 28% related to generation PPE, 62% related to transmission and distribution PPE, and 10% related to other PPE. Approximately 10% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission.
See “Economic conditions” in the “HEI Consolidated” section above.
Executive overview and strategy.  The Utilities provide electricity on all the principal islands in the state, other than Kauai, to approximately 95% of the state’s population and operate five separate grids. The Utilities’ mission is to provide innovative energy leadership for Hawaii, to meet the needs and expectations of customers and communities, and to empower them with affordable, reliable and clean energy. The goal is to create a modern, flexible and dynamic electric grid that enables an optimal mix of distributed energy resources, such as private rooftop solar, demand response and grid-scale resources to enable the creation of smart, sustainable, resilient communities and achieve the statutory goal of 100% renewable energy by 2045.
Transition to renewable energy.  The Utilities are fully committed to a 100 percent renewable future for Hawaii and are partnering with the State of Hawaii in achieving its Renewable Portfolio Standard goal of 100% renewable energy by 2045. Hawaii’s RPS law requires electric utilities to meet an RPS of 30%, 40%, 70% and 100% by December 31, 2020, 2030, 2040 and 2045, respectively. The regulatory framework includes a number of mechanisms designed to provide utility financial stability during the transition toward the state’s 100% renewable energy future. Under the sales decoupling mechanism, the utilities are allowed to recover from customers, target test year revenues, independent of the level of kWh sales, which have declined as privately-owned distributed energy resources have been added to the grid and energy efficiency measures have been put into place. Other regulatory mechanisms reduce regulatory lag, such as the major project interim recovery mechanism, which allow the utilities to recover and earn on certain approved major capital projects placed into service in between rate cases. See “Decoupling” in Note 3 of the Consolidated Financial Statements.
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
On January 25, 2018, the PUC approved the Utilities’ revised DR Portfolio tariff structure. The PUC supported the approach of working with aggregators to implement the DR portfolio. In 2019, the Utilities are expected to sign a number of multi-year Grid Services Purchase Agreements with third party aggregators. These contracts pay service providers to aggregate grid-supporting capabilities from customer-sited Distributed Energy Resources. The first of these five-year contracts in a not-to-exceed amount of $22 million has been executed (pending PUC approval to commence) and is expected to not only deliver benefit through efficient grid operations and avoided fuel costs over that 5-year period, but as the PUC considers Performance-based Regulation, demonstrated savings resulting from these contracts could results in shared savings for the Utilities. This complements the Utilities’ transformation and supports customer choice.
Grid modernization. The overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater DER and renewable energy integration. Under the Grid Modernization Strategy, new technology will help triple private rooftop solar and make use of rapidly evolving products, including storage and advanced inverters. The Utilities have begun work to implement the Grid Modernization Strategy by selecting a vendor for the advanced meters, a meter data management system, and a communications network through solicitations. The Utilities filed an application with the PUC on June 21, 2018, for the first implementation phase and received approval on March 25, 2019. The estimated cost for this initial phase is approximately $86 million and is expected to be incurred over five years. Additional applications will be filed later to implement subsequent phases of the strategy.
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
The second phase will commence after review of the first full year of the phase one. The second phase is contemplated to be a larger capacity and include multiple credit rates (e.g., time of day) and various technologies. The Utilities will have the opportunity to develop self-build projects; however 50% of utility capacity will be reserved for low to moderate income customers.
Microgrid services tariff proceeding. In July 2018, the PUC issued an order instituting a proceeding to investigate establishment of a microgrid services tariff, pursuant to Act 200 of 2018. The PUC granted motions to intervene in the docket by eight parties, and has completed its initial procedural schedule for the proceeding, which included a technical conference, and the parties’ filing of opening and reply briefs. The parties are awaiting further PUC guidance on next steps for the docket.
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

Regulated returns. Actual and PUC-allowed returns (as of March 31, 2019) were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended March 31, 2019	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	6.65	6.75	6.92	7.52	8.02	8.79	7.99	7.64	8.54
PUC-allowed returns	7.57	7.80	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	(0.92)	(1.05)	(0.51)	(1.98)	(1.48)	(0.71)	(1.51)	(1.86)	(0.96)
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
Most recent rate proceedings.  In 2018, final D&Os were issued by the PUC for the Hawaiian Electric 2017 rate case and the Hawaii Electric Light 2016 rate case. Interim rates for Maui Electric’s 2018 rate case were effective on August 23, 2018, and D&O directing Maui Electric to file rate schedules that calculated the final increase based on rulings in the D&O was issued on March 18, 2019. Rates resulting from the March D&O were lower than what was allowed in the interim order and Maui Electric accrued approximately $0.5 million to be refunded to customers. In December 2018, Hawaii Electric Light filed its 2019 rate case.

Test year (dollars in millions)	Date (filed/ implemented)	Amount	% over rates in effect	ROACE (%)	RORB (%)	Rate base	Common equity %	Stipulated agreement reached with Consumer Advocate
Hawaiian Electric
2017 [1]
Request	12/16/16	$106.4	6.9	10.60	8.28	$2,002	57.36	Yes
Interim increase	2/16/18	36.0	2.3	9.50	7.57	1,980	57.10
Interim increase with Tax Act	4/13/18	(0.6)	—	9.50	7.57	1,993	57.10
Final increase	9/1/18	(0.6)	—	9.50	7.57	1,993	57.10
Hawaii Electric Light
2016 [2]
Request	9/19/16	$19.3	6.5	10.60	8.44	$479	57.12	Yes
Interim increase	8/31/17	9.9	3.4	9.50	7.80	482	56.69
Interim increase with Tax Act	5/1/18	1.5	0.5	9.50	7.80	481	56.69
Final increase	10/1/18	—	—	9.50	7.80	481	56.69
2019
Request	12/14/18	$13.4	3.4	10.50	8.30	$537	56.91
Maui Electric
2018 [3]
Request	10/12/17	$30.1	9.3	10.60	8.05	$473	56.94	Yes
Interim increase with Tax Act	8/23/18	12.5	3.82	9.50	7.43	462	57.02
Final increase	6/1/19	12.2	3.7	9.50	7.43	454	57.02
 Note:  The “Request” date reflects the application filing date for the rate proceeding. The “Interim increase” and “Final increase” date reflects the effective date of the revised schedules and tariffs as a result of the PUC-approved increase.

1	Final D&O was issued on June 22, 2018.
2 Final D&O was issued on June 29, 2018.
3 A D&O issued on March 18, 2019 ordered Maui Electric to make certain changes to revenue requirements to implement as the final rate increase. Maui Electric filed the revised revenue requirements on April 17, 2019 and proposed implementing final rates effective June 1, 2019.
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

•
In July 2017, the PUC approved, with certain modifications and conditions, three PPAs for solar energy on Oahu with Waipio PV, LLC for 45.9 MW, Lanikuhana Solar, LLC for 14.7 MW and Kawailoa Solar, LLC for 49.0 MW. The three projects are now owned by Clearway Energy Group LLC, whose controlling investor is Global Infrastructure Partners. The three projects are expected to be in service by the end of 2019.

•
In July 2018, the PUC approved Maui Electric’s PPA with Molokai New Energy Partners to purchase solar energy from a PV plus battery storage project. The 4.88 MW project will deliver no more than 2.64 MW at any time to the Molokai system. The Guaranteed Commercial Operations Date is January 2020.

•
In November 2018, Hawaiian Electric filed with the PUC a PPA for Renewable As-Available Energy dated October 22, 2018 between Hawaiian Electric and EE Ewa, LLC (Palehua) for a proposed 46.8 MW wind farm on Oahu, subject to PUC approval. The project is expected to be in service by December 2022.

Tariffed renewable resources.

•
As of March 31, 2019, there were approximately 469 MW, 100 MW and 111 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of March 31, 2019, an estimated 29% of single family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 17% of the Utilities' total customers have solar systems.

•
The Utilities began accepting energy from feed-in tariff projects in 2011. As of March 31, 2019, there were 33 MW, 3 MW and 5 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

Biofuel sources.

•
In July 2018, the PUC approved Hawaiian Electric’s 3-year biodiesel supply contract with Pacific Biodiesel Technologies, LLC (PBT) to supply 2 million to 4 million gallons of biodiesel at Hawaiian Electric’s Schofield Generating Station and the Honolulu International Airport Emergency Power Facility (HIA Facility) and any other generating unit on Oahu, as necessary. The PBT contract became effective on November 1, 2018. Hawaiian Electric also has a spot buy contract with PBT to purchase additional quantities of biodiesel at or below the price of diesel. Some purchases of “at parity” biodiesel have been made under the spot purchase contract, which was extended through June 2020.

•
Hawaiian Electric has a contingency supply contract with REG Marketing & Logistics Group, LLC to also supply biodiesel to any generating unit on Oahu in the event PBT is not able to supply necessary quantities. This contingency contract has been extended to November 2020, and will continue with no volume purchase requirements.

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

In December 2018, the Utilities executed a total of seven renewable generation PPAs utilizing photovoltaic technology paired with a battery storage system for a total of 262 MW, of which six PPAs were approved by PUC in March 2019 and one PPA for Maui Electric is still under PUC review. In February 2019, Hawaiian Electric filed an additional PPA for a proposed 12.5 MW PV plus battery storage project, subject to PUC approval. Summarized information for a total of 8 PPAs, including one each for Hawaiian Electric and Maui electric that are pending PUC approval, is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	Battery Energy Storage System (BESS) Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	4	139.5	139.5 / 558	9/30/2021 & 12/31/2021	20 & 25	$30.9
Hawaii Electric Light	2	60	60 / 240	7/20/2021 & 6/30/2022	25	14.1
Maui Electric	2	75	75 / 300	7/20/2021 & 6/30/2022	25	17.6
Total	8	274.5	274.5 / 1098			$62.6
In March 2019, the Utilities received PUC approval to recover the total projected annual payment of $54.9 million for 6 PPAs through the PPAC to the extent such costs are not included in base rates. $7.7 million of total projected annual payment for 2 PPAs are pending PUC approval.

•
In October 2017, the Utilities filed a draft request for proposal with the PUC for 40 MW of firm renewable generation on Maui (Maui Firm RFP) to be in service by the end of 2022. The Utilities have since decided to move forward with an RFP for variable renewable energy and energy storage.

•
In continuation of its February 2018 request for proposal process, the Utilities issued draft requests for proposals for a stage two procurement with the PUC on April 1, 2019. The second phase, if approved by the PUC, will be open to all variable renewable and storage resources, including efforts to add more renewable solar and wind generation, renewable plus storage, standalone storage and grid services.

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
Impact of lava flows on PGV. In May 2018, a lava eruption occurred within the Leilani Estates subdivision and resulted in the shutdown of independent power producer PGV’s facilities. The financial impact to Hawaii Electric Light has not been material. In March 2019, Hawaii Electric Light and PGV entered into a Rebuild Agreement, which sets forth the parties’ respective responsibilities associated with restoration of facilities and reconnection of the PGV facility to the electric grid.
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
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	March 31, 2019		December 31, 2018
Short-term borrowings	$56	1%	$25	1%
Long-term debt, net	1,419	41	1,419	41
Preferred stock	34	1	34	1
Common stock equity	1,964	57	1,958	57
	$3,473	100%	$3,436	100%

Information about Hawaiian Electric’s commercial paper borrowings, borrowings from HEI and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Three months ended March 31, 2019	March 31, 2019	December 31, 2018
Short-term borrowings [1]
Commercial paper	$1	$6	$—
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facility	—	200	200

1   The maximum amount of external short-term borrowings by Hawaiian Electric during the first three months of 2019 was $9.5 million. As of March 31, 2019, Hawaiian Electric had short-term borrowings from Hawaii Electric Light of $9.2 million and Maui Electric had short-term borrowings from Hawaiian Electric of $9.5 million.
Hawaiian Electric has a $200 million line of credit facility with no amounts outstanding at March 31, 2019. See Note 5 of the Condensed Consolidated Financial Statements.
On February 26, 2019, the PUC approved Hawaiian Electric and Hawaii Electric Light’s request to issue refunding special purpose revenue bonds (SPRBs) prior to December 31, 2020 to refinance their outstanding Series 2009 SPRBs in the amount of up to $90 million and $60 million, respectively.
In October 2018, the Utilities requested PUC approval to issue SPRBs in the amounts of up to $70 million, $2.5 million and $7.5 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, prior to June 30, 2020, to finance the Utilities’ capital improvement programs.
On November 29, 2018, Hawaiian Electric entered into a 364-day, $50 million term loan credit agreement that matures on November 28, 2019. Hawaiian Electric drew the first $25 million on November 29, 2018 and the second $25 million on January 31, 2019.
On January 31, 2019, the Utilities received PUC approval to issue the remaining authorized amounts under the April 2018 Approval in 2019 through 2020 (Hawaiian Electric up to $205 million and Hawaii Electric Light up to $15 million of taxable debt), as well as a supplemental increase to authorize the issuance of additional taxable debt to finance capital expenditures, repay long-term and/or short term debt used to finance or refinance capital expenditures, and/or to reimburse funds used for payment of capital expenditures, and to refinance the Utilities’ 2004 junior subordinated deferrable interest debentures prior to maturity. In addition, the Utilities received approval to extend the period to issue additional taxable debt from December 31, 2021 to December 31, 2022. The new total “up to” amounts of taxable debt requested to be issued through December 31, 2022 are $410 million, $150 million and $130 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively. See summary table below.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Taxable debt authorized and issued in 2018 under April 2018 Approval	$75	$15	$10
Remaining authorized amounts under April 2018 Approval	205	15	—
Supplemental increase authorized	100	110	110
Taxable debt issuance to refinance the 2004 QUIDS [1]	30	10	10
Total “up to” amounts of taxable debt authorized through 2022	$410	$150	$130
1   On April 12, 2019, HECO Capital Trust III (Trust) issued a conditional notice of redemption to the holders of the Trust’s outstanding 6.50% Series 2004 QUIPS indicating that it will be redeemed in whole on May 15, 2019.
In October 2018, the Utilities received PUC approval for the supplemental increase to issue and sell additional common stock in the amounts of up to $280 million for Hawaiian Electric and up to $100 million each for Hawaii Electric Light and Maui Electric, with the new total “up to” amounts of $430 million for Hawaiian Electric and $110 million each for Hawaii Electric Light and Maui Electric, and to extend the period authorized by the PUC to issue and sell common stock from December 31,

2021 to December 31, 2022. See summary table below.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of common stock authorized to issue and sell through 2021	$150	$10	$10
Supplemental increase authorized	280	100	100
Total “up to” amounts of common stock authorized to issue and sell through 2022	$430	$110	$110
Cash flows. The following table reflects the changes in cash flows for the three months ended March 31, 2019 compared to the three months ended March 31, 2018:

	Three months ended March 31,
(in thousands)	2019	2018	Change
Net cash provided by operating activities	$69,416	$29,780	$39,636
Net cash used in investing activities	(102,097)	(109,524)	7,427
Net cash provided by financing activities	5,185	90,626	(85,441)
Net cash provided by operating activities. The increase in net cash provided by operating activities was primarily driven by higher cash receipts from customers due to increased customer bills as a result of higher rates, partially offset by higher cash paid for fuel oil stock due to higher volume purchased.
Net cash used in investing activities. The decrease in net cash used in investing activities was primarily driven by a decrease in capital expenditures for construction activities.
Net cash provided by financing activities. The decrease in net cash provided by financing activities was primarily driven by lower short-term borrowings.
Forecast capital expenditures. For the five-year period 2019 through 2023, the Utilities forecast up to $2.2 billion of net capital expenditures, which could change over time based upon external factors such as the timing and scope of environmental regulations, unforeseen delays in permitting and timing of PUC decisions. Proceeds from the issuance of equity and long-term debt, cash flows from operating activities, temporary increases in short-term borrowings and existing cash and cash equivalents are expected to provide the funds needed for the net capital expenditures, to pay down commercial paper or other short-term borrowings, as well as to fund any unanticipated expenditures not included in the 2019 to 2023 forecast (such as increases in the costs or acceleration of capital projects or unanticipated capital expenditures that may be required by new environmental laws and regulations).
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

Bank

	Three months ended March 31		Increase
(in millions)	2019	2018	(decrease)	Primary reason(s)
Interest income	$68	$62	$6
The increase in interest income was primarily the result of an increase in balances and yields on earning assets other than interest-earning deposits. ASB’s average investment securities portfolio balance for the three months ended March 31, 2019 increased by $55 million compared to the same period in 2018 as ASB used excess liquidity to purchase investments. The yield on the investment securities portfolio increased by 33 basis points as new investment purchase yields were higher due to the rising interest rate environment and the amortization of premiums in the investment portfolio has decreased. ASB’s average loan portfolio balance for the three months ended March 31, 2019 increased by $158 million compared to the same period in 2018 due to increases in the average residential, home equity line of credit, consumer and commercial loan portfolios of $31 million, $71 million, $39 million and $28 million, respectively. The yield on loans benefited from the rising interest rate environment, which resulted in an increase in yields from the total loan portfolio of 27 basis points. The average balance of interest-earning deposits was $10 million for the three months ended March 31, 2019 compared to $56 million for the same period in 2018.

Noninterest income	15	13	2
Noninterest income increased for the three months ended March 31, 2019 compared to noninterest income for the three months ended March 31, 2018 primarily due to higher bank owned life insurance income.

Revenues	83	75	8	The increase in revenues for the three months ended March 31, 2019 compared to the same period in 2018 was due higher interest and noninterest income.
Interest expense	5	3	2
The increase in interest expense for the three months ended March 31, 2019 compared to the same period in 2018 was due to higher deposit balances and interest rates. Average deposit balances for the three months ended March 31, 2019 increased by $280 million compared to the same period in 2018 due to an increase in core deposits and time certificates of $242 million and $38 million, respectively. Average cost of deposits for the three months ended March 31, 2019 was 28 basis points, or 8 basis points above the cost of deposits for the same period in 2018. Average other borrowings for the three months ended March 31, 2019 decreased by $73 million compared to the same period in 2018 due to a decrease in repurchase agreements. The interest-bearing liability rate for the three months ended March 31, 2019 increased by 11 basis points compared to the same period in 2018.

Provision for loan losses	7	4	3
The provision for loan losses increased for the three months ended March 31, 2019 compared to the provision for loan losses for the three months ended March 31, 2018. The provision for loan losses for 2019 was due to increased loan loss reserves for the consumer loan portfolio, and additional reserves for an impaired commercial loan and a commercial real estate loan that were downgraded. The provision for loan losses for 2018 was primarily due to increased reserves for loan growth and additional loan loss reserves for the consumer loan portfolio, partly offset by the release of reserves for the commercial loan portfolio due to a recovery on a previously charged-off commercial loan and improved credit quality of the commercial and commercial real estate loan portfolios. Delinquency rates have increased from 0.44% at March 31, 2018 to 0.63% at March 31, 2019. The annualized net charge-off ratio for the three months ended March 31, 2019 was 0.39% compared to an annualized net charge-off ratio of 0.28% for the same period in 2018. The increase was due to higher net charge-offs in the consumer loan portfolio with risk-based pricing. The net charge-offs in 2018 benefited from a recovery on a previously charged-off commercial loan.

Noninterest expense	45	43	2
Noninterest expense for the three months ended March 31, 2019 compared to the same period in 2018 was slightly higher primarily due to higher compensation and employee benefits expenses as a result of an increase in the minimum pay rate for employees and annual merit increases.

Expenses	57	50	7
The increase in expenses for the three months ended March 31, 2019 compared to the same period in 2018 was due to higher interest expense, higher provision for loan losses and higher noninterest expenses.

Operating income	26	25	1
The increase in operating income for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to higher interest and noninterest income, partly offset by higher provision for loan losses, higher interest expense, and higher noninterest expenses.

Net income	21	19	2	The increase in net income for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to higher operating income and lower income tax expense.

See Note 4 of the Condensed Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
                       ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

                       ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended March 31
(%)	2019	2018
Return on average assets	1.18	1.12
Return on average equity	13.09	12.58
Net interest margin	3.99	3.76

	Three months ended March 31
	2019			2018
(dollars in thousands)	Average balance	Interest[1] income/ expense	Yield/ rate (%)	Average balance	Interest[1] income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$10,359	$62	2.41	$56,495	$216	1.53
FHLB stock	10,345	96	3.76	9,770	77	3.20
Investment securities
Taxable	1,513,925	10,210	2.70	1,469,065	8,791	2.39
Non-taxable	25,966	329	5.07	15,427	150	3.88
Total investment securities	1,539,891	10,539	2.74	1,484,492	8,941	2.41
Loans
Residential 1-4 family	2,160,284	22,250	4.12	2,129,318	21,847	4.10
Commercial real estate	845,315	10,173	4.83	853,485	9,251	4,35
Home equity line of credit	992,029	9,493	3.88	921,007	7,988	3.52
Residential land	12,801	183	5.71	16,445	223	5.41
Commercial	588,709	6,860	4.70	560,529	6,179	4.46
Consumer	270,220	8,901	13.36	230,841	7,312	12.85
Total loans [2,3]	4,869,358	57,860	4.78	4,711,625	52,800	4.51
Total interest-earning assets [2]	6,429,953	68,557	4.29	6,262,382	62,034	3.88
Allowance for loan losses	(52,051)			(53,567)
Noninterest-earning assets	682,251			574,107
Total assets	$7,060,153			$6,782,922
Liabilities and shareholder’s equity:
Savings	$2,335,046	$402	0.07	$2,311,083	$401	0.07
Interest-bearing checking	1,041,916	264	0.10	933,347	74	0.03
Money market	150,448	241	0.65	113,631	26	0.09
Time certificates	831,326	3,345	1.63	793,596	2,456	1.25
Total interest-bearing deposits	4,358,736	4,252	0.40	4,151,657	2,957	0.29
Advances from Federal Home Loan Bank	54,289	353	2.64	51,111	245	1.94
Securities sold under agreements to repurchase	78,776	175	0.90	154,744	251	0.66
Total interest-bearing liabilities	4,491,801	4,780	0.43	4,357,512	3,453	0.32
Noninterest bearing liabilities:
Deposits	1,797,646			1,724,955
Other	133,743			97,761
Shareholder’s equity	636,963			602,694
Total liabilities and shareholder’s equity	$7,060,153			$6,782,922
Net interest income		$63,777			$58,581
Net interest margin (%) [4]			3.99			3.76

[1]
Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $0.07 million and $0.03 million for the three months ended March 31, 2019 and 2018, respectively.

2 Includes loans held for sale, at lower of cost or fair value.

[3]
Includes recognition of net deferred loan fees of nil and $0.1 million for the three months ended March 31, 2019 and 2018, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

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
                       Loans and mortgage-backed securities are ASB’s primary earning assets.
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

	March 31, 2019	December 31, 2018
Outstanding balance of home equity loans (in thousands)	$995,624	$978,237
Percent of portfolio in first lien position	50.2%	49.2%
Annualized net charge-off ratio	—%	0.01%
Delinquency ratio	0.42%	0.46%

			End of draw period – interest only			Current
March 31, 2019	Total	Interest only	2019-2020	2021-2023	Thereafter	amortizing
Outstanding balance (in thousands)	$995,624	$742,200	$27,969	$126,657	$587,574	$253,424
% of total	100%	75%	3%	13%	59%	25%

                       The HELOC portfolio makes up 20% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable rate term loan with a 20-year amortization period. This product type comprises 75% of the total HELOC portfolio and is the current product offering. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed rate loan with level principal and interest payments. As of March 31, 2019, approximately 24% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option.
Loan portfolio risk elements.  See Note 4 of the Condensed Consolidated Financial Statements.
Investment securities.  ASB’s investment portfolio was comprised as follows:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$140,844	10%	$154,349	10%
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,269,190	85	1,303,291	85
Corporate bonds	50,462	3	49,132	3
Mortgage revenue bonds	27,970	2	23,636	2
Total investment securities	$1,488,466	100%	$1,530,408	100%
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
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Des Moines and securities sold under agreements to repurchase continue to be additional sources of funds. As of March 31, 2019, ASB’s costing liabilities consisted of 99% deposits and 1% other borrowings compared to 98% deposits and 2% other borrowings as of December 31, 2018. The weighted average cost of deposits for the first three months of 2019 and 2018 was 0.28% and 0.20%, respectively.
Federal Home Loan Bank of Des Moines. As of March 31, 2019 ASB had $25 million advances outstanding at the FHLB of Des Moines compared to $45 million as of December 31, 2018. As of March 31, 2019, the unused borrowing capacity with the FHLB of Des Moines was $2.1 billion. The FHLB of Des Moines continues to be an important source of liquidity for ASB.
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
As of March 31, 2019, ASB had an unrealized loss, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $15.0 million compared to an unrealized loss, net of taxes, of $24.4 million as of December 31, 2018. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first three months of 2019, ASB recorded a provision for loan losses of $6.9 million due to increased loan loss reserves for the consumer loan portfolio, and additional reserves for an impaired commercial loan and a commercial real estate loan that were downgraded. During the first three months of 2018, ASB recorded a provision for loan losses of $3.5 million primarily due to increased reserves for loan growth and additional loan loss reserves for the consumer loan portfolio, partly offset by the release of reserves for the commercial loan portfolio due to a recovery on a previously charged-off commercial loan and improved credit quality of the commercial and commercial real estate loan portfolios.

	Three months ended March 31		Year ended December 31,
(in thousands)	2019	2018	2018
Allowance for loan losses, January 1	$52,119	$53,637	$53,637
Provision for loan losses	6,870	3,541	14,745
Less: net charge-offs	4,692	3,283	16,263
Allowance for loan losses, end of period	$54,297	$53,895	$52,119
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.39%	0.28%	0.34%
ASB maintains a reserve for credit losses that consists of two components, the allowance for loan losses and a reserve for unfunded loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in other noninterest expense. As of March 31, 2019 and December 31, 2018, the reserve for unfunded loan commitments was $1.7 million.
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
The final rule was effective January 1, 2015 for ASB and as of March 31, 2019, ASB met the new capital requirements (see “Financial Condition” for a summary of ASB’s capital ratios).
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

FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	March 31, 2019	December 31, 2018	% change
Total assets	$7,062	$7,028	—
Investment securities	1,488	1,530	(3)
Loans held for investment, net	4,804	4,791	—
Deposit liabilities	6,206	6,159	1
Other bank borrowings	90	110	(18)
As of March 31, 2019, ASB was one of Hawaii’s largest financial institutions based on assets of $7.1 billion and deposits of $6.2 billion.
As of March 31, 2019, ASB’s unused FHLB borrowing capacity was approximately $2.1 billion. As of March 31, 2019, ASB had commitments to borrowers for loans and unused lines and letters of credit of $2.0 billion, of which commitments to borrowers whose loan terms have been modified in troubled debt restructurings were nil. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the three months ended March 31, 2019, net cash provided by ASB’s operating activities was $15 million. Net cash provided during the same period by ASB’s investing activities was $23 million, primarily due to receipt of repayments from available-for-sale investment securities of $57 million, partly offset by a net increase in loans of $20 million, additions to premises and equipment of $14 million and purchases of available-for-sale investment securities of $4 million. Net cash provided by financing activities during this period was $4 million, primarily due to increases in deposit liabilities of $47 million, and proceeds from FHLB advances of $644 million, partly offset by principal payments on FHLB advances of $664 million and $18 million in common stock dividends to HEI (through ASB Hawaii).
For the three months ended March 31, 2018, net cash provided by ASB’s operating activities was $14 million. Net cash used during the same period by ASB’s investing activities was $117 million, primarily due to purchases of available-for-sale investment securities of $88 million, a net increase in loans of $75 million, and additions to premises and equipment of $12 million, partly offset by receipt of repayments from available-for-sale investment securities of $52 million, and proceeds from the sale of commercial loans of $7 million. Net cash provided by financing activities during this period was $83 million, primarily due to increases in deposit liabilities of $86 million, proceeds from FHLB advances of $60 million, and a net increase in retail repurchase agreements of $12 million, partly offset by principal payments on FHLB advances of $60 million and $11 million in common stock dividends to HEI (through ASB Hawaii).
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of March 31, 2019, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a Common equity Tier-1 ratio of 12.8% (6.5%), a Tier-1 capital ratio of 12.8% (8.0%), a Total capital ratio of 13.9% (10.0%) and a Tier-1 leverage ratio of 8.7% (5.0%). As of December 31, 2018, ASB was well-capitalized with a common equity Tier-1 ratio of 12.8%, Tier-1 capital ratio of 12.8%, a Total capital ratio of 13.9% and a Tier-1 leverage ratio of 8.7%. All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to HEI (through ASB Hawaii).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company considers interest-rate risk (a non-trading market risk) to be a very significant market risk for ASB as it could potentially have material impacts on the Company’s results of operations, financial condition and liquidity. For additional quantitative and qualitative information about the Company’s market risks, see HEI’s and Hawaiian Electric’s Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of HEI’s 2018 Form 10-K (pages 68 to 70).
ASB’s interest-rate risk sensitivity measures as of March 31, 2019 and December 31, 2018 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
+300	3.3%	2.5%	14.8%	10.0%
+200	2.5	1.9	11.8	8.1
+100	1.5	1.1	7.3	5.1
-100	(2.6)	(2.3)	(13.8)	(11.0)
ASB’s NII sensitivity profile was more asset sensitive as of March 31, 2019 compared to December 31, 2018. The decrease in long term market rates increased prepayment expectations, resulting in higher reinvestment opportunity for the fixed-rate mortgage and mortgage-backed investment portfolios. In addition, mix shifts in the bank’s funding base resulted in less sensitivity on the liability side.
EVE sensitivity increased as of March 31, 2019 compared to December 31, 2018 as the duration of assets shortened while the duration of liabilities lengthened. The downward shift in the yield curve led to faster prepayment expectations and shortened the durations of the fixed-rate mortgage and mortgage-backed investment portfolios, while lengthening core deposit duration.
The computation of the prospective effects of hypothetical interest rate changes on the NII sensitivity and the percentage change in EVE is based on numerous assumptions, including relative levels of market interest rates, loan prepayments, balance changes and pricing strategies, and should not be relied upon as indications of actual results. To the extent market conditions and other factors vary from the assumptions used in the simulation analysis, actual results may differ materially from the simulation results. NII sensitivity analysis measures the change in ASB’s twelve-month, pretax NII in alternate interest rate scenarios, and is intended to help management identify potential exposures in ASB’s current balance sheet and formulate appropriate strategies for managing interest rate risk. The simulation does not contemplate any actions that ASB management might undertake in response to changes in interest rates. Further, the changes in NII vary in the twelve-month simulation period and are not necessarily evenly distributed over the period. These analyses are for analytical purposes only and do not represent management’s views of future market movements, the level of future earnings or the timing of any changes in earnings within the twelve month analysis horizon. The actual impact of changes in interest rates on NII will depend on the magnitude and speed with which rates change, actual changes in ASB’s balance sheet and management’s responses to the changes in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

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

Hawaiian Electric Exhibit 10
Supply Contract for Low Sulfur Fuel Oil, High Sulfur Fuel Oil, No. 2 Diesel, and Ultra-Low Sulfur Diesel by and between Hawaiian Electric, Hawaii Electric Light, and Maui Electric and PAR Hawaii Refining, LLC dated January 21, 2019 (certain confidential information has been omitted)

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Alan M. Oshima
	Constance H. Lau		Alan M. Oshima
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Gregory C. Hazelton	By	/s/ Tayne S. Y. Sekimura
	Gregory C. Hazelton		Tayne S. Y. Sekimura
	Executive Vice President, Chief Financial		Senior Vice President
	Officer and Treasurer		and Chief Financial Officer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: May 7, 2019		Date: May 7, 2019