Form 10-Q
period 2019-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2019-08-02
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Hawaiian Electric Industries, Inc.:				Hawaiian Electric Company, Inc.:
Large accelerated filer	☒	Smaller reporting company	☐	Large accelerated filer	☐	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐			Non-accelerated filer	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒
Securities registered pursuant to 12(b) of the Act:
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding July 26, 2019
Hawaiian Electric Industries, Inc. (Without Par Value)	108,972,564	Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	16,751,488	Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2019

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2019 and 2018
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and six months ended June 30, 2019 and 2018
3		Condensed Consolidated Balance Sheets (unaudited) - June 30, 2019 and December 31, 2018
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three and six months ended June 30, 2019 and 2018
5		Condensed Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2019 and 2018
Hawaiian Electric Company, Inc. and Subsidiaries
6		Condensed Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2019 and 2018
6		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and six months ended June 30, 2019 and 2018
7		Condensed Consolidated Balance Sheets (unaudited) - June 30, 2019 and December 31, 2018
8		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three and six months ended June 30, 2019 and 2018
9		Condensed Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2019 and 2018
10		Notes to Condensed Consolidated Financial Statements (unaudited)
57	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
57		HEI consolidated
60		Electric Utilities
69		Bank
76	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
77	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
78	Item 1.	Legal Proceedings
78	Item 1A.	Risk Factors
78	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
79	Item 5.	Other Information
80	Item 6.	Exhibits
81	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2019
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

Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
D&O	Decision and order from the PUC
DER	Distributed energy resources
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOH	Department of Health of the State of Hawaii
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
ECAC	Energy cost adjustment clause
ECRC	Energy cost recovery clause
EIP	2010 Equity and Incentive Plan, as amended and restated
EPA	Environmental Protection Agency — federal
ERP/EAM	Enterprise Resource Planning/Enterprise Asset Management
EPS	Earnings per share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
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
Hawaiian Electric
Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited, Renewable Hawaii, Inc. and Uluwehiokama Biofuels Corp. HECO Capital Trust III (unconsolidated financing subsidiary) was canceled effective June 10, 2019.

HEI
Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., Pacific Current, LLC and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.)

HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
Kalaeloa	Kalaeloa Partners, L.P.
kWh	Kilowatthour/s (as applicable)
LTIP	Long-term incentive plan
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Mauo	Mauo, LLC, an indirect subsidiary of HEI
MPIR	Major Project Interim Recovery
MSR	Mortgage servicing right
MW	Megawatt/s (as applicable)
NEM	Net energy metering
NII	Net interest income
NPBC	Net periodic benefit costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
Pacific Current	Pacific Current, LLC, a wholly owned subsidiary of HEI and parent company of Hamakua Holdings, LLC and Mauo Holdings, LLC
PBR	Performance-based regulation
PIMs	Performance incentive mechanisms
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PSIPs	Power Supply Improvement Plans
PUC	Public Utilities Commission of the State of Hawaii
PV	Photovoltaic
RAM	Rate adjustment mechanism
RBA	Revenue balancing account
RFP	Request for proposals
ROACE	Return on average common equity
RORB	Return on rate base
RPS	Renewable portfolio standards
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
Tax Act	2017 Tax Cuts and Jobs Act (H.R. 1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018)
TDR	Troubled debt restructuring
Trust III	HECO Capital Trust III was canceled effective June 10, 2019.
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity

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

•
weather, natural disasters (e.g., hurricanes, earthquakes, tsunamis, lightning strikes, lava flows and the increasing effects of climate change, such as more severe storms, droughts, heat waves, and rising sea levels) and wildfires, including their impact on the Company’s and Utilities’ operations and the economy;

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

•
the impact from the PUC’s implementation of performance-based ratemaking for the Utilities pursuant to Act 005, Session Laws 2018, including the potential addition of new performance incentive mechanisms, third-party proposals adopted by the PUC in its implementation of performance-based regulation (PBR), and the implications of not achieving performance incentive goals;

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

•
cybersecurity risks and the potential for cyber incidents, including potential incidents at HEI, its third-party vendors, and its subsidiaries (including at ASB branches and electric utility plants) and incidents at data processing centers used, to the extent not prevented by intrusion detection and prevention systems, anti-virus software, firewalls and other general IT controls;

•
failure to achieve cost savings consistent with the minimum $246 million in ERP/EAM project-related benefits (including $150 million in operation and maintenance (O&M) benefits) to be delivered to customers over its 12-year estimated useful life;

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

•	downgrades by securities rating agencies in their ratings of the securities of HEI and Hawaiian Electric and their impact on results of financing efforts;

•	faster than expected loan prepayments that can cause an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage-servicing assets of ASB;

•	changes in ASB’s loan portfolio credit profile and asset quality and/or mix, which may increase or decrease the required level of provision for loan losses, allowance for loan losses and charge-offs;

•
the adoption of FASB ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” in 2020, which may require an increase in the allowance for loan losses, as well as the volatility in the level of the allowance for loans losses;

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

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands, except per share amounts)	2019	2018	2019	2018
Revenues
Electric utility	$633,784	$608,126	$1,212,279	$1,178,553
Bank	81,687	77,104	164,739	152,523
Other	14	47	82	75
Total revenues	715,485	685,277	1,377,100	1,331,151
Expenses
Electric utility	578,090	552,982	1,100,025	1,072,040
Bank	60,435	50,187	117,365	100,719
Other	4,326	3,309	9,139	7,704
Total expenses	642,851	606,478	1,226,529	1,180,463
Operating income (loss)
Electric utility	55,694	55,144	112,254	106,513
Bank	21,252	26,917	47,374	51,804
Other	(4,312)	(3,262)	(9,057)	(7,629)
Total operating income	72,634	78,799	150,571	150,688
Retirement defined benefits expense—other than service costs	(761)	(1,564)	(1,524)	(3,397)
Interest expense, net—other than on deposit liabilities and other bank borrowings	(23,533)	(22,001)	(46,656)	(43,519)
Allowance for borrowed funds used during construction	1,179	1,365	2,257	2,809
Allowance for equity funds used during construction	3,175	2,983	6,085	6,277
Income before income taxes	52,694	59,582	110,733	112,858
Income taxes	9,709	13,055	21,587	25,611
Net income	42,985	46,527	89,146	87,247
Preferred stock dividends of subsidiaries	473	473	946	946
Net income for common stock	$42,512	$46,054	$88,200	$86,301
Basic earnings per common share	$0.39	$0.42	$0.81	$0.79
Diluted earnings per common share	$0.39	$0.42	$0.81	$0.79
Weighted-average number of common shares outstanding	108,938	108,842	108,925	108,830
Net effect of potentially dilutive shares	317	121	399	223
Weighted-average shares assuming dilution	109,255	108,963	109,324	109,053
 This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2019	2018	2019	2018
Net income for common stock	$42,512	$46,054	$88,200	$86,301
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of (taxes) benefits of $(5,182), $1,592, $(8,637) and $6,459, respectively	14,154	(4,348)	23,593	(17,645)
Derivatives qualifying as cash flow hedges:
Unrealized interest rate hedging losses arising during the period, net of tax benefits of $380, nil, $520 and nil, respectively	(660)	—	(1,063)	—
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $871, $1,862, $1,741 and $3,654, respectively	2,503	5,350	5,006	10,496
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $797, $1,674, $1,594 and $3,277, respectively	(2,298)	(4,827)	(4,596)	(9,449)
Other comprehensive income (loss), net of taxes	13,699	(3,825)	22,940	(16,598)
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$56,211	$42,229	$111,140	$69,703
 This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$198,549	$169,208
Accounts receivable and unbilled revenues, net	309,285	325,672
Available-for-sale investment securities, at fair value	1,298,010	1,388,533
Held-to-maturity investment securities, at amortized cost	137,029	141,875
Stock in Federal Home Loan Bank, at cost	8,434	9,958
Loans held for investment, net	4,950,064	4,790,902
Loans held for sale, at lower of cost or fair value	9,196	1,805
Property, plant and equipment, net of accumulated depreciation of $2,722,430 and $2,659,230 at June 30, 2019 and December 31, 2018, respectively	4,932,245	4,830,118
Operating lease right-of-use assets	226,157	—
Regulatory assets	787,765	833,426
Other	598,842	530,364
Goodwill	82,190	82,190
Total assets	$13,537,766	$13,104,051
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$190,412	$214,773
Interest and dividends payable	28,373	28,254
Deposit liabilities	6,257,383	6,158,852
Short-term borrowings—other than bank	211,893	73,992
Other bank borrowings	111,485	110,040
Long-term debt, net—other than bank	1,884,030	1,879,641
Deferred income taxes	380,233	372,518
Operating lease liabilities	225,865	—
Regulatory liabilities	952,546	950,236
Defined benefit pension and other postretirement benefit plans liability	538,751	538,384
Other	513,916	580,788
Total liabilities	11,294,887	10,907,478
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 108,972,492 shares and 108,879,245 shares at June 30, 2019 and December 31, 2018, respectively	1,674,153	1,669,267
Retained earnings	562,103	543,623
Accumulated other comprehensive loss, net of tax benefits	(27,670)	(50,610)
Total shareholders’ equity	2,208,586	2,162,280
Total liabilities and shareholders’ equity	$13,537,766	$13,104,051
 This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2018	108,879	$1,669,267	$543,623	$(50,610)	$2,162,280
Net income for common stock	—	—	45,688	—	45,688
Other comprehensive income, net of taxes	—	—	—	9,241	9,241
Share-based expenses and other, net	58	1,166	—	—	1,166
Common stock dividends (32¢ per share)	—	—	(34,860)	—	(34,860)
Balance, March 31, 2019	108,937	$1,670,433	$554,451	$(41,369)	$2,183,515
Net income for common stock	—	—	42,512	—	42,512
Other comprehensive income, net of taxes	—	—	—	13,699	13,699
Share-based expenses and other, net	35	3,720	—	—	3,720
Common stock dividends (32¢ per share)	—	—	(34,860)	—	(34,860)
Balance, June 30, 2019	108,972	$1,674,153	$562,103	$(27,670)	$2,208,586
Balance, December 31, 2017	108,788	$1,662,491	$476,836	$(41,941)	$2,097,386
Net income for common stock	—	—	40,247	—	40,247
Other comprehensive loss, net of tax benefits	—	—	—	(12,773)	(12,773)
Share-based expenses and other, net	53	658	—	—	658
Common stock dividends (31¢ per share)	—	—	(33,741)	—	(33,741)
Balance, March 31, 2018	108,841	1,663,149	483,342	(54,714)	2,091,777
Net income for common stock	—	—	46,054	—	46,054
Other comprehensive loss, net of tax benefits	—	—	—	(3,825)	(3,825)
Share-based expenses and other, net	38	2,752	—	—	2,752
Common stock dividends (31¢ per share)	—	—	(33,740)	—	(33,740)
Balance, June 30, 2018	108,879	$1,665,901	$495,656	$(58,539)	$2,103,018
 This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$89,146	$87,247
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	114,863	106,063
Other amortization	22,439	20,603
Provision for loan losses	14,558	6,304
Loans originated and purchased, held for sale	(96,033)	(78,313)
Proceeds from sale of loans, held for sale	89,573	77,382
Deferred income taxes	(6,662)	(9,672)
Share-based compensation expense	5,883	4,414
Allowance for equity funds used during construction	(6,085)	(6,277)
Other	(7,320)	(147)
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	12,850	(41,526)
Increase in fuel oil stock	(40,557)	(19,867)
Decrease (increase) in regulatory assets	25,392	(19,600)
Increase in accounts, interest and dividends payable	3,926	31,784
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(45,977)	(26,558)
Decrease in defined benefit pension and other postretirement benefit plans liability	(1,774)	(871)
Change in other assets and liabilities	(40,816)	(22,695)
Net cash provided by operating activities	133,406	108,271
Cash flows from investing activities
Available-for-sale investment securities purchased	(4,530)	(133,698)
Principal repayments on available-for-sale investment securities	123,855	108,379
Purchases of held-to-maturity investment securities	—	(20,450)
Principal repayments of held-to-maturity investment securities	4,774	2,270
Purchase of stock from Federal Home Loan Bank	(53,115)	(7,533)
Redemption of stock from Federal Home Loan Bank	54,640	7,080
Net increase in loans held for investment	(173,546)	(111,521)
Capital expenditures	(229,282)	(246,325)
Contributions to low income housing investments	(4,069)	(3,279)
Other	6,143	13,657
Net cash used in investing activities	(275,130)	(391,420)
Cash flows from financing activities
Net increase in deposit liabilities	98,531	123,137
Net increase in short-term borrowings with original maturities of three months or less	112,901	84,881
Net increase in other bank borrowings with original maturities of three months or less	1,445	38,446
Proceeds from issuance of short-term debt	25,000	—
Proceeds from issuance of long-term debt	56,150	100,000
Repayment of long-term debt	(52,489)	(878)
Withheld shares for employee taxes on vested share-based compensation	(996)	(996)
Common stock dividends	(69,720)	(67,481)
Preferred stock dividends of subsidiaries	(946)	(946)
Other	1,189	(230)
Net cash provided by financing activities	171,065	275,933
Net increase (decrease) in cash and cash equivalents	29,341	(7,216)
Cash and cash equivalents, beginning of period	169,208	261,881
Cash and cash equivalents, end of period	$198,549	$254,665

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2019	2018	2019	2018
Revenues	$633,784	$608,126	$1,212,279	$1,178,553
Expenses
Fuel oil	181,620	171,717	342,229	338,685
Purchased power	162,854	160,738	297,299	300,648
Other operation and maintenance	119,260	112,642	237,390	220,252
Depreciation	53,913	50,361	107,860	100,827
Taxes, other than income taxes	60,443	57,524	115,247	111,628
Total expenses	578,090	552,982	1,100,025	1,072,040
Operating income	55,694	55,144	112,254	106,513
Allowance for equity funds used during construction	3,175	2,983	6,085	6,277
Retirement defined benefits expense—other than service costs	(701)	(988)	(1,404)	(2,252)
Interest expense and other charges, net	(18,530)	(18,160)	(36,516)	(35,854)
Allowance for borrowed funds used during construction	1,179	1,365	2,257	2,809
Income before income taxes	40,817	40,344	82,676	77,493
Income taxes	7,744	8,676	16,978	17,851
Net income	33,073	31,668	65,698	59,642
Preferred stock dividends of subsidiaries	229	229	458	458
Net income attributable to Hawaiian Electric	32,844	31,439	65,240	59,184
Preferred stock dividends of Hawaiian Electric	270	270	540	540
Net income for common stock	$32,574	$31,169	$64,700	$58,644
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2019	2018	2019	2018
Net income for common stock	$32,574	$31,169	$64,700	$58,644
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $805, $1,683, $1,610 and $3,297, respectively	2,321	4,853	4,643	9,506
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $797, $1,674, $1,594 and $3,277, respectively	(2,298)	(4,827)	(4,596)	(9,449)
Other comprehensive income, net of taxes	23	26	47	57
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$32,597	$31,195	$64,747	$58,701
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	June 30, 2019	December 31, 2018
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$51,401	$49,667
Plant and equipment	6,939,043	6,809,671
Less accumulated depreciation	(2,650,210)	(2,577,342)
Construction in progress	275,312	233,145
Utility property, plant and equipment, net	4,615,546	4,515,141
Nonutility property, plant and equipment, less accumulated depreciation of $109 and $1,255 as of June 30, 2019 and December 31, 2018, respectively	6,959	6,961
Total property, plant and equipment, net	4,622,505	4,522,102
Current assets
Cash and cash equivalents	23,361	35,877
Customer accounts receivable, net	162,089	177,896
Accrued unbilled revenues, net	119,148	121,738
Other accounts receivable, net	8,489	6,215
Fuel oil stock, at average cost	121,641	79,935
Materials and supplies, at average cost	61,094	55,204
Prepayments and other	31,986	32,118
Regulatory assets	55,625	71,016
Total current assets	583,433	579,999
Other long-term assets
Operating lease right-of-use assets	207,132	—
Regulatory assets	732,140	762,410
Other	108,636	102,992
Total other long-term assets	1,047,908	865,402
Total assets	$6,253,846	$5,967,503
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 16,751,488 shares at June 30, 2019 and December 31, 2018)	$111,696	$111,696
Premium on capital stock	681,305	681,305
Retained earnings	1,178,615	1,164,541
Accumulated other comprehensive income, net of taxes-retirement benefit plans	146	99
Common stock equity	1,971,762	1,957,641
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,335,978	1,418,802
Total capitalization	3,342,033	3,410,736
Commitments and contingencies (Note 3)
Current liabilities
Current portion of operating lease liabilities	62,063	—
Current portion of long-term debt	81,939	—
Short-term borrowings from non-affiliates	161,901	25,000
Accounts payable	154,505	171,791
Interest and preferred dividends payable	23,345	23,215
Taxes accrued, including revenue taxes	183,466	233,333
Regulatory liabilities	14,953	17,977
Other	62,052	60,003
Total current liabilities	744,224	531,319
Deferred credits and other liabilities
Operating lease liabilities	144,769	—
Deferred income taxes	382,564	383,197
Regulatory liabilities	937,593	932,259
Unamortized tax credits	91,614	91,522
Defined benefit pension and other postretirement benefit plans liability	504,247	503,659
Other	106,802	114,811
Total deferred credits and other liabilities	2,167,589	2,025,448
Total capitalization and liabilities	$6,253,846	$5,967,503
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2018	16,751	$111,696	$681,305	$1,164,541	$99	$1,957,641
Net income for common stock	—	—	—	32,126	—	32,126
Other comprehensive income, net of taxes	—	—	—	—	24	24
Common stock dividends	—	—	—	(25,313)	—	(25,313)
Balance, March 31, 2019	16,751	$111,696	$681,305	$1,171,354	$123	$1,964,478
Net income for common stock	—	—	—	32,574	—	32,574
Other comprehensive income, net of taxes	—	—	—	—	23	23
Common stock dividends	—	—	—	(25,313)	—	(25,313)
Balance, June 30, 2019	16,751	$111,696	$681,305	$1,178,615	$146	$1,971,762
Balance, December 31, 2017	16,142	$107,634	$614,675	$1,124,193	$(1,219)	$1,845,283
Net income for common stock	—	—	—	27,475	—	27,475
Other comprehensive income, net of taxes	—	—	—	—	31	31
Common stock dividends	—	—	—	(25,826)	—	(25,826)
Common stock issuance expenses	—	—	(8)	—	—	(8)
Balance, March 31, 2018	16,142	$107,634	$614,667	$1,125,842	$(1,188)	$1,846,955
Net income for common stock	—	—	—	31,169	—	31,169
Other comprehensive income, net of taxes	—	—	—	—	26	26
Common stock dividends	—	—	—	(25,826)	—	(25,826)
Balance, June 30, 2018	16,142	$107,634	$614,667	$1,131,185	$(1,162)	$1,852,324
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$65,698	$59,642
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	107,860	100,827
Other amortization	13,661	13,021
Deferred income taxes	(6,611)	(8,343)
Allowance for equity funds used during construction	(6,085)	(6,277)
Other	(3,553)	978
Changes in assets and liabilities
Decrease (increase) in accounts receivable	9,994	(34,068)
Decrease (increase) in accrued unbilled revenues	2,590	(3,785)
Increase in fuel oil stock	(41,706)	(20,143)
Increase in materials and supplies	(5,890)	(3,544)
Decrease (increase) in regulatory assets	25,392	(19,600)
Increase (decrease) in accounts payable	(45)	18,284
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(45,785)	(31,061)
Decrease in defined benefit pension and other postretirement benefit plans liability	(1,899)	(1,961)
Change in other assets and liabilities	(12,805)	5,866
Net cash provided by operating activities	100,816	69,836
Cash flows from investing activities
Capital expenditures	(199,896)	(199,647)
Other	2,510	4,301
Net cash used in investing activities	(197,386)	(195,346)
Cash flows from financing activities
Common stock dividends	(50,626)	(51,652)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(998)	(998)
Proceeds from issuance of short-term debt	25,000	—
Proceeds from issuance of long-term debt	50,000	100,000
Repayment of long-term debt	(51,546)	—
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	111,901	86,881
Other	323	(378)
Net cash provided by financing activities	84,054	133,853
Net increase (decrease) in cash and cash equivalents	(12,516)	8,343
Cash and cash equivalents, beginning of period	35,877	12,517
Cash and cash equivalents, end of period	$23,361	$20,860
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
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of June 30, 2019 and December 31, 2018 and the results of their operations for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
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
The Company adopted ASU No. 2016-02 on January 1, 2019 and used the effective date as the date of initial application. Consequently, financial information for dates and periods before January 1, 2019 will not be updated and the disclosures required under the new standard will not be provided (i.e., the Company will continue to report prior comparative periods presented in the financial statements under Accounting Standards Codification (ASC) 840, including the required disclosures under ASC 840).
The most significant effect of the new standard relates to the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for purchase power agreements and real estate operating leases. On adoption, the Company recognized lease liabilities of approximately $257 million for the Company and approximately $236 million for the Utilities ($215 million related to PPAs), based on the present value of the remaining minimum rental payments, with corresponding ROU assets for existing operating leases, under current leasing standards. In determining the lease liability upon transition, the Company used the incremental borrowing rates as of the adoption date based on the remaining lease term and remaining lease payments. See Note 6 for more information.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The Company plans to adopt ASU No. 2016-13 in the first quarter of 2020. The guidance is to be applied on a modified retrospective basis with the cumulative effect of initially applying the amendments recognized in retained earnings at the date of initial application. The Company has assembled a cross-functional team that continues to work through its implementation plan, including the assessment and documentation of processes, internal controls and data requirements as well as model development. The Company is evaluating the effect that this ASU will have on the consolidated financial statements and disclosures. Economic conditions and the composition of the Company’s loan portfolio at the time of adoption will influence the extent of the adopting accounting adjustment.
Codification Improvements. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which is intended to clarify certain issues related to the accounting for financial instruments.

•
With respect to Topic 326, Financial Instruments - Credit Losses, ASU No. 2019-04 allows entities to measure the allowance for credit losses on accrued interest receivable balances separately from other components of the amortized cost basis of associated financial assets, or to make an accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts if an entity writes off the uncollectible accrued interest receivable balance in a timely manner and makes certain disclosures. ASU No. 2019-04 also allows an entity to make an accounting policy election regarding the presentation and disclosure of accrued interest receivables and the related allowance for credit losses for those accrued interest receivables. ASU No. 2019-04 also clarifies certain issues related to transfers between classifications or categories for loans and debt securities, recoveries, variable interest rates and prepayments, vintage disclosures, and contractual extensions and renewal options.

•
With respect to Topic 815, Derivatives and Hedging, ASU No. 2019-04 provides amendments, among others, that address partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements.

•	With respect to Topic 825, Financial Instruments, ASU No. 2019-04 clarifies the scope of the guidance and disclosure requirements with respect to recognizing and measuring financial instruments.

The amended guidance in ASU No. 2019-04 will be effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. The Company plans to adopt ASU No. 2019-04 in the first quarter of 2020 and is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.
Reclassifications. Reclassifications made to prior year financial statements to conform to the 2019 presentation include classifying contributions in aid of construction with capital expenditures in the cash flows from investing activities section of the condensed consolidated statements of cash flows for HEI and Hawaiian Electric. In addition, prior period disclosure of proceeds and repayments of other bank borrowings and the net increase in retail repurchase agreements contained in the “Net cash provided by financing activities” section of the consolidated statements of cash flows have been combined to conform to the current period presentation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 2 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended June 30, 2019
Revenues from external customers	$633,771	$81,687	$27	$715,485
Intersegment revenues (eliminations)	13	—	(13)	—
Revenues	$633,784	$81,687	$14	$715,485
Income (loss) before income taxes	$40,817	$21,292	$(9,415)	$52,694
Income taxes (benefit)	7,744	4,276	(2,311)	9,709
Net income (loss)	33,073	17,016	(7,104)	42,985
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$32,574	$17,016	$(7,078)	$42,512
Six months ended June 30, 2019
Revenues from external customers	$1,212,253	$164,739	$108	$1,377,100
Intersegment revenues (eliminations)	26	—	(26)	—
Revenues	$1,212,279	$164,739	$82	$1,377,100
Income (loss) before income taxes	$82,676	$47,454	$(19,397)	$110,733
Income taxes (benefit)	16,978	9,599	(4,990)	21,587
Net income (loss)	65,698	37,855	(14,407)	89,146
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	$64,700	$37,855	$(14,355)	$88,200
Total assets (at June 30, 2019)	$6,253,846	$7,164,054	$119,866	$13,537,766
Three months ended June 30, 2018
Revenues from external customers	$608,112	$77,104	$61	$685,277
Intersegment revenues (eliminations)	14	—	(14)	—
Revenues	$608,126	$77,104	$47	$685,277
Income (loss) before income taxes	$40,344	$26,514	$(7,276)	$59,582
Income taxes (benefit)	8,676	5,953	(1,574)	13,055
Net income (loss)	31,668	20,561	(5,702)	46,527
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$31,169	$20,561	$(5,676)	$46,054
Six months ended June 30, 2018
Revenues from external customers	$1,178,526	$152,523	$102	$1,331,151
Intersegment revenues (eliminations)	27	—	(27)	—
Revenues	$1,178,553	$152,523	$75	$1,331,151
Income (loss) before income taxes	$77,493	$51,014	$(15,649)	$112,858
Income taxes (benefit)	17,851	11,493	(3,733)	25,611
Net income (loss)	59,642	39,521	(11,916)	87,247
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	$58,644	$39,521	$(11,864)	$86,301
Total assets (at December 31, 2018)	$5,967,503	$7,027,894	$108,654	$13,104,051

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
Hamakua Energy, LLC’s (Hamakua Energy’s) sales to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 3 · Electric utility segment
HECO Capital Trust III. Trust III, a statutory trust, which was formed to effect the issuance of $50 million of cumulative quarterly income trust preferred securities in 2004 (2004 Trust Preferred Securities), and had at all times been a wholly-owned unconsolidated subsidiary of Hawaiian Electric, redeemed $50 million of its outstanding 2004 Trust Preferred Securities and $1.5 million of trust common securities on May 15, 2019. Subsequently, a Certificate of Cancellation of Statutory Trust was filed with the Delaware Secretary of State in order to cancel the Trust III, which became effective on June 10, 2019.
For the six months ended June 30, 2019 and 2018, Trust III’s income statements consisted of $1.2 million and $1.7 million, respectively, of interest income received from the 2004 Debentures; $1.2 million and $1.6 million, respectively, of distributions to holders of the Trust Preferred Securities; $37,000 and $50,000, respectively, of common dividends on the trust common securities to Hawaiian Electric.
Unconsolidated variable interest entities.
Power purchase agreements.  As of June 30, 2019, the Utilities had four PPAs for firm capacity (excluding the PGV PPA as PGV has been offline since May 2018 due to lava flow on Hawaii Island) and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
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
Commitments and contingencies.
Fuel Contracts. The fuel contract entered into in January 2019, by the Utilities and PAR Hawaii Refining, LLC, for the Utilities' low sulfur fuel oil, high sulfur fuel oil, No. 2 diesel, and ultra-low sulfur diesel requirements was approved by the PUC, and became effective on April 28, 2019 and terminates on December 31, 2022. The existing fuel contracts with Island Energy Services, LLC (IES), terminated on April 27, 2019, as agreed with IES under a mutual termination and release agreement entered into in November 2018.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Power purchase agreements.  Purchases from all IPPs were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2019	2018	2019	2018
Kalaeloa	$61	$52	$101	$92
AES Hawaii	32	32	64	69
HPOWER	19	17	37	32
Puna Geothermal Venture	—	4	—	15
Hamakua Energy	18	15	34	22
Wind IPPs	23	31	43	53
Solar IPPs	8	8	15	14
Other IPPs [1]	1	2	2	4
Total IPPs	$162	$161	$296	$301

[1]	Includes hydro power and other PPAs
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
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in an amended and restated PPA between Hawaii Electric Light and Hu Honua dated May 5, 2017. In July 2017, the PUC approved the amended and restated PPA, which becomes effective once the PUC’s order is final and non-appealable. In August 2017, the PUC’s approval was appealed by a third party. On May 10, 2019, the Hawaii Supreme Court issued a decision remanding the matter to the PUC for further proceedings consistent with the court’s decision which must include express consideration of Green House Gas emissions that would result from approving the PPA, whether the cost of energy under the PPA is reasonable in light of the potential for GHG emissions, and whether the terms of the PPA are prudent and in the public interest, in light of its potential hidden and long-term consequences. On June 20, 2019, the PUC issued an order reopening the docket for further proceedings. The parties have submitted updated status reports and the PUC will be establishing a procedural schedule. Hu Honua expects to complete construction of the plant in the fourth quarter of 2019.
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
Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) implementation project. The ERP/EAM Implementation Project went live in October 2018. In the Hawaiian Electric 2017 rate case, a settlement agreement approved by the PUC included authorization for the deferred project costs to accrue a return at 1.75% after the project went into service and until the deferred project costs are included in rate base, and for amortization of the deferred costs to not begin until the amortization expense is incorporated in rates and the unamortized deferred project costs are included in rate base. As of June 30, 2019, the total deferred project costs and accrued carrying costs after the project went into service amounted to $58.9 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

In February 2019, the PUC approved a methodology for passing the future cost saving benefits of the new ERP/EAM system to customers developed by the Utilities in collaboration with the Consumer Advocate. The Utilities filed a benefits clarification document on June 10, 2019, reflecting $150 million in future net O&M expense reductions and cost avoidance, and $96 million in capital cost reductions and tax savings over the 12-year service life. To the extent the reduction in O&M expense relates to amounts reflected in electric rates, the Utilities would reduce future rates for such amounts. As of June 2019, the Utilities recorded $0.5 million as a regulatory liability for amounts to be returned to customers for reduction in O&M expense included in rates.
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
Hawaiian Electric executed a fixed-price Engineering, Procurement, and Construction (EPC) contract for the project on December 6, 2017. Construction of the facility began in the second quarter of 2018, and the facility is expected to be placed in service no later than October 2019. Project costs incurred as of June 30, 2019 amounted to $46.5 million.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the Hawaii Department of Health and EPA, Maui Electric further investigated the Site and the Adjacent Parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.7 million as of June 30, 2019, representing the probable and reasonably estimable cost for remediation of the Site and the Adjacent Parcel; however, final costs of remediation will depend on cleanup approach implemented.
Pearl Harbor sediment study. In July 2014, the U.S. Navy notified Hawaiian Electric of the Navy’s determination that Hawaiian Electric is a Potentially Responsible Party responsible for the costs of investigation and cleanup of PCB contamination in sediment in the area offshore of the Waiau Power Plant as part of the Pearl Harbor Superfund Site. Hawaiian Electric was also required by the EPA to assess potential sources and extent of PCB contamination onshore at Waiau Power Plant.
As of June 30, 2019, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $4.7 million. The reserve balance represents the probable and reasonably estimable cost for the onshore investigation and the remediation of PCB contamination in the offshore sediment. The final remediation costs will depend on the potential onshore source control requirements and actual offshore cleanup costs.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

provide for a reduction of revenues between rate cases in the event the utility exceeds the return on average common equity (ROACE) allowed in its most recent rate case. Under the decoupling mechanism, triennial general rate cases are required.
Rate adjustment mechanism. The RAM is based on the lesser of: a) an inflationary adjustment for certain O&M expenses and return on investment for certain rate base changes, or b) cumulative annual compounded increase in Gross Domestic Product Price Index applied to annualized target revenues (the RAM Cap). Annualized target revenues reset upon the issuance of an interim or final decision and order (D&O) in a rate case. Each of the Utilities’ RAM revenues was below its respective RAM Cap in 2019. The 2019 RAM also incorporated additional amortization of the regulatory liability associated with certain excess deferred taxes resulting from the 2017 Tax Cuts and Jobs Act decrease in tax rates. The reduction in the RAM revenues will be counterbalanced by the lower income tax expense, therefore will have no net income impact.
Major project interim recovery. On April 27, 2017, the PUC issued an order that provided guidelines for interim recovery of revenues to support major projects placed in service between general rate cases.
The PUC approved recovery of capital costs under the MPIR for Schofield Generating Station, which increased revenues in 2018 by $3.6 million and will be collected in customer bills beginning in June 2019. In February 2019, Hawaiian Electric submitted an MPIR filing of $19.8 million for 2019 (which accrued effective January 1, 2019) that included the 2019 return on project amount (up to the capped amount) in rate base, depreciation and incremental O&M expenses, for collection from June 2020 through May 2021. The PUC has also indicated that it intends to approve MPIR recovery for the West Loch PV Project.
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

•
In 2018, the Utilities accrued $2.1 million in estimated penalties for service reliability net of call center performance incentives for 2018. As a result of a PUC order denying the exclusion of the impact of a specific project on the service reliability performance, in May 2019, Hawaiian Electric accrued an additional $1.3 million in service reliability penalties related to 2018. The net service quality performance penalties related to 2018 were reflected in the 2019 annual decoupling filing and will reduce customer rates in the period June 1, 2019 through May 31, 2020.

•
In May 2019, the Utilities filed an application for approval to among other things, modify the measurement of performance for the System Average Interruption Duration and Frequency Indexes, adjust the PIM targets, deadbands, and financial incentive levels for each of the PIMs upon issuance of a final order in a general rate case, and adjust the call center performance PIM level for Hawaii Electric Light.

•
Procurement of low-cost variable renewable resources through the request for proposal process in 2018 is measured by comparison of the procurement price to target prices. The incentive is a percentage of the savings determined by comparing procured price to a target of 11.5 cents per kilowatt-hour for renewable projects with storage capability and 9.5 cents per kilowatt-hour for energy-only renewable projects. For PPAs filed by December 31, 2018 and subsequently approved by the PUC, the incentive is 20% of the savings, with a cap of $3.5 million for the three utilities in total. For PPAs filed in January, February, and March 2019 and subsequently approved by the PUC, scaled incentives are 15%, 10% and 5%, respectively, of the savings for PPAs, with a cap of $3 million for the three utilities in total. There are no penalties. On March 25, 2019, the PUC approved six contracts, which were filed by December 31, 2018 and qualified for incentives. Half of the incentive is earned upon PUC approval of the contract and the other half is eligible to be earned in the year following the in-service date of the projects. The Utilities accrued $1.7 million in incentives in March 2019, which were reflected in the 2019 annual decoupling filing and will be recovered in rates in the period June 1, 2019 through May 31, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Annual decoupling filings. The net annual incremental amounts approved to be collected (refunded) from June 1, 2019 through May 31, 2020 are as follows:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
2019 Annual incremental RAM adjusted revenues, net of changes in Tax Act adjustment*	$6.5	$1.1	$5.4	$13.0
Annual change in accrued RBA balance as of December 31, 2018 (and associated revenue taxes) which incorporates MPIR recovery	(12.2)	(2.0)	0.8	(13.4)
Performance Incentive Mechanisms (net)	(1.3)	—	(0.4)	(1.7)
Net annual incremental amount to be collected (refunded) under the tariffs	$(7.0)	$(0.9)	$5.8	$(2.1)
*   The 2017 Tax Cuts and Jobs Act (the Tax Act) had two incremental impacts in 2019. First, the 2019 RAM calculation for all of the Utilities incorporated additional amortization of the regulatory liability associated with certain deferred taxes. Secondly, Maui Electric incorporated a $2.8 million adjustment in its 2018 annual decoupling filing related to the Tax Act which is not recurring in 2019.
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
The proceeding has two phases. Phase 1 examined the current regulatory framework and identified those areas of utility performance that are deserving of further focus in Phase 2. In May 2019, the PUC issued an order concluding Phase 1, which established guiding principles, regulatory goals, and priority outcomes to guide the development of the PBR mechanisms in Phase 2. The PUC identified the following guiding principles, which will inform the development of the PBR framework: 1) a customer-centric approach, 2) administrative efficiency to reduce regulatory burdens; and 3) utility financial integrity to maintain the utility’s financial health. Priority goals (and priority outcomes) identified by the PUC were: enhance customer experience (affordability, reliability, interconnection experience, and customer engagement), improve utility performance (cost control, DER asset effectiveness, and grid investment efficiency), and advance societal outcomes (capital formation, customer equity, greenhouse gas reduction, electrification of transportation, and resilience).
The order also outlined the PUC’s vision of a comprehensive PBR framework that would be further developed in Phase 2. The framework envisioned would include 1) a five-year multi-year rate plan with an index-driven annual revenue adjustment based on an inflation factor, an X-factor which would encompass productivity, a Z-factor to account for exceptional circumstances not in the utility’s control and a customer dividend, 2) a symmetric earnings sharing mechanism that would help ensure that utility earnings do not excessively benefit or suffer from external factors outside of utility control or unforeseen results of regulatory mechanisms, 3) off-ramp provisions, 4) continuation of the RBA, MPIR adjustment mechanism, the pension and OPEB tracking mechanism, and other recovery mechanisms, and 5) a portfolio of performance incentive mechanisms for customer engagement and DER asset effectiveness (rewards only), and interconnection experience (both rewards and penalties), in addition to scorecards to track progress against targeted performance levels, shared savings mechanisms to apportion savings to the utility and customers, and reported metrics.
The Phase 2 schedule includes working group meetings through the first half of 2020, followed by statements of positions, evidentiary hearing in October 2020 and anticipated decision in December 2020.
Most recent rate proceedings.
Hawaiian Electric 2020 test year rate case. On April 26, 2019, Hawaiian Electric filed a notice that it intends to file an application for a general rate increase after June 30, 2019, but not later than September 30, 2019, based on a 2020 calendar year test period.
Maui Electric consolidated 2015 and 2018 test year rate cases. On August 9, 2018, the PUC approved an interim rate increase based on a stipulated settlement, that included the effects of the 2017 Tax Act, between Maui Electric and the Consumer Advocate. On March 18, 2019, the PUC issued its D&O that approved, with certain modifications, the stipulated settlement, addressed all issues in the rate case.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Revised tariffs reflecting a final increase of $12.2 million over revenues at current effective rates based on the approved 7.43% rate of return (which incorporates a ROACE of 9.5% and a capital structure that includes a 57% common equity capitalization) on a $454 million rate base became effective on June 1, 2019. Maui Electric’s ECRC tariff, resulting in the recovery of all fuel and purchased energy through the ECRC and the removal of the recovery of these costs from base rates, will be effective September 1, 2019. The ECRC will reflect a 98%/2% fossil fuel generation cost risk-sharing split between ratepayers and Maui Electric, with an annual maximum increase or decrease to revenues to $0.6 million for the utility.
Hawaii Electric Light 2019 test year rate case. On December 14, 2018, Hawaii Electric Light filed an application for a general rate increase for its 2019 test year rate case, requesting an increase of $13.4 million over revenues at current effective rates (for a 3.4% increase in revenues), based on an 8.3% rate of return (which incorporates a ROACE of 10.5%). The procedural schedule for the proceeding includes an interim decision by November 14, 2019, and evidentiary hearings during the week of December 16, 2019.
Condensed consolidating financial information. Condensed consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the three and six month periods ended June 30, 2019 and 2018, and as of June 30, 2018 and December 31, 2018.
Hawaiian Electric unconditionally guarantees Hawaii Electric Light’s and Maui Electric’s obligations (a) to the State of Hawaii for the repayment of principal and interest on Special Purpose Revenue Bonds issued for the benefit of Hawaii Electric Light and Maui Electric, (b) under their respective private placement note agreements and the Hawaii Electric Light notes and Maui Electric notes issued thereunder and (c) relating to the trust preferred securities of Trust III, which were redeemed on May 15, 2019. Hawaiian Electric is also obligated, after the satisfaction of its obligations on its own preferred stock, to make dividend, redemption and liquidation payments on Hawaii Electric Light’s and Maui Electric’s preferred stock if the respective subsidiary is unable to make such payments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended June 30, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$450,020	89,916	94,050	—	(202)	$633,784
Expenses
Fuel oil	125,431	19,941	36,248	—	—	181,620
Purchased power	126,871	24,029	11,954	—	—	162,854
Other operation and maintenance	78,551	18,031	22,678	—	—	119,260
Depreciation	35,868	10,453	7,592	—	—	53,913
Taxes, other than income taxes	42,590	8,706	9,147	—	—	60,443
Total expenses	409,311	81,160	87,619	—	—	578,090
Operating income	40,709	8,756	6,431	—	(202)	55,694
Allowance for equity funds used during construction	2,614	218	343	—	—	3,175
Equity in earnings of subsidiaries	8,086	—	—	—	(8,086)	—
Retirement defined benefits expense—other than service costs	(567)	(105)	(29)	—	—	(701)
Interest expense and other charges, net	(13,390)	(2,920)	(2,422)	—	202	(18,530)
Allowance for borrowed funds used during construction	962	91	126	—	—	1,179
Income before income taxes	38,414	6,040	4,449	—	(8,086)	40,817
Income taxes	5,570	1,241	933	—	—	7,744
Net income	32,844	4,799	3,516	—	(8,086)	33,073
Preferred stock dividends of subsidiaries	—	133	96	—	—	229
Net income attributable to Hawaiian Electric	32,844	4,666	3,420	—	(8,086)	32,844
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$32,574	4,666	3,420	—	(8,086)	$32,574

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended June 30, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$32,574	4,666	3,420	—	(8,086)	$32,574
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	2,321	352	289	—	(641)	2,321
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(2,298)	(351)	(289)	—	640	(2,298)
Other comprehensive income, net of taxes	23	1	—	—	(1)	23
Comprehensive income attributable to common shareholder	$32,597	4,667	3,420	—	(8,087)	$32,597

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Six months ended June 30, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$855,689	177,121	179,703	—	(234)	$1,212,279
Expenses
Fuel oil	234,353	40,783	67,093	—	—	342,229
Purchased power	232,094	43,206	21,999	—	—	297,299
Other operation and maintenance	159,729	36,767	40,894	—	—	237,390
Depreciation	71,735	20,906	15,219	—	—	107,860
Taxes, other than income taxes	81,221	16,811	17,215	—	—	115,247
Total expenses	779,132	158,473	162,420	—	—	1,100,025
Operating income	76,557	18,648	17,283	—	(234)	112,254
Allowance for equity funds used during construction	5,061	350	674	—	—	6,085
Equity in earnings of subsidiaries	19,935	—	—	—	(19,935)	—
Retirement defined benefits expense—other than service costs	(1,134)	(211)	(59)	—	—	(1,404)
Interest expense and other charges, net	(26,190)	(5,821)	(4,739)	—	234	(36,516)
Allowance for borrowed funds used during construction	1,864	147	246	—	—	2,257
Income before income taxes	76,093	13,113	13,405	—	(19,935)	82,676
Income taxes	10,853	3,011	3,114	—	—	16,978
Net income	65,240	10,102	10,291	—	(19,935)	65,698
Preferred stock dividends of subsidiaries	—	267	191	—	—	458
Net income attributable to Hawaiian Electric	65,240	9,835	10,100	—	(19,935)	65,240
Preferred stock dividends of Hawaiian Electric	540	—	—	—	—	540
Net income for common stock	$64,700	9,835	10,100	—	(19,935)	$64,700

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Six months ended June 30, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$64,700	9,835	10,100	—	(19,935)	$64,700
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	4,643	704	578	—	(1,282)	4,643
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(4,596)	(702)	(578)	—	1,280	(4,596)
Other comprehensive income, net of taxes	47	2	—	—	(2)	47
Comprehensive income attributable to common shareholder	$64,747	9,837	10,100	—	(19,937)	$64,747

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
June 30, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,183	5,606	3,612	—	—	$51,401
Plant and equipment	4,558,178	1,268,694	1,112,171	—	—	6,939,043
Less accumulated depreciation	(1,573,545)	(562,286)	(514,379)	—	—	(2,650,210)
Construction in progress	222,328	17,791	35,193	—	—	275,312
Utility property, plant and equipment, net	3,249,144	729,805	636,597	—	—	4,615,546
Nonutility property, plant and equipment, less accumulated depreciation	5,312	115	1,532	—	—	6,959
Total property, plant and equipment, net	3,254,456	729,920	638,129	—	—	4,622,505
Investment in wholly owned subsidiaries, at equity	584,149	—	—	—	(584,149)	—
Current assets
Cash and cash equivalents	17,121	3,352	2,787	101	—	23,361
Advances to affiliates	25,300	5,000	—	—	(30,300)	—
Customer accounts receivable, net	109,401	26,864	25,824	—	—	162,089
Accrued unbilled revenues, net	86,291	15,429	17,428	—	—	119,148
Other accounts receivable, net	17,447	8,526	2,086	—	(19,570)	8,489
Fuel oil stock, at average cost	100,903	11,376	9,362	—	—	121,641
Materials and supplies, at average cost	33,874	9,611	17,609	—	—	61,094
Prepayments and other	23,804	5,202	2,980	—	—	31,986
Regulatory assets	46,673	2,122	6,830	—	—	55,625
Total current assets	460,814	87,482	84,906	101	(49,870)	583,433
Other long-term assets
Operating lease right-of-use assets	205,148	1,582	402	—	—	207,132
Regulatory assets	513,738	115,178	103,224	—	—	732,140
Other	74,994	16,677	16,965	—	—	108,636
Total other long-term assets	793,880	133,437	120,591	—	—	1,047,908
Total assets	$5,093,299	950,839	843,626	101	(634,019)	$6,253,846
Capitalization and liabilities
Capitalization
Common stock equity	$1,971,762	300,619	283,429	101	(584,149)	$1,971,762
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	937,068	217,845	181,065	—	—	1,335,978
Total capitalization	2,931,123	525,464	469,494	101	(584,149)	3,342,033
Current liabilities
Current portion of operating lease liabilities	61,941	92	30	—	—	62,063
Current portion of long-term debt	61,946	—	19,993	—	—	81,939
Short-term borrowings from non-affiliates	161,901	—	—	—	—	161,901
Short-term borrowings from affiliate	5,000	—	25,300	—	(30,300)	—
Accounts payable	121,032	15,059	18,414	—	—	154,505
Interest and preferred dividends payable	16,287	4,225	2,914	—	(81)	23,345
Taxes accrued	127,413	28,748	27,305	—	—	183,466
Regulatory liabilities	5,687	5,781	3,485	—	—	14,953
Other	53,450	14,842	13,249	—	(19,489)	62,052
Total current liabilities	614,657	68,747	110,690	—	(49,870)	744,224
Deferred credits and other liabilities
Operating lease liabilities	142,905	1,490	374	—	—	144,769
Deferred income taxes	271,441	53,564	57,559	—	—	382,564
Regulatory liabilities	660,351	178,018	99,224	—	—	937,593
Unamortized tax credits	60,375	16,514	14,725	—	—	91,614
Defined benefit pension and other postretirement benefit plans liability	362,174	71,830	70,243	—	—	504,247
Other	50,273	35,212	21,317	—	—	106,802
Total deferred credits and other liabilities	1,547,519	356,628	263,442	—	—	2,167,589
Total capitalization and liabilities	$5,093,299	950,839	843,626	101	(634,019)	$6,253,846

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Six months ended June 30, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2018	$1,957,641	295,874	280,863	101	(576,838)	$1,957,641
Net income for common stock	32,126	5,169	6,680	—	(11,849)	32,126
Other comprehensive income, net of taxes	24	1	—	—	(1)	24
Common stock dividends	(25,313)	(2,545)	(3,767)	—	6,312	(25,313)
Common stock issuance expenses	—	(2)	—	—	2	—
Balance, March 31, 2019	1,964,478	298,497	283,776	101	(582,374)	1,964,478
Net income for common stock	32,574	4,666	3,420	—	(8,086)	32,574
Other comprehensive income, net of taxes	23	1	—	—	(1)	23
Common stock dividends	(25,313)	(2,545)	(3,767)	—	6,312	(25,313)
Balance, June 30, 2019	$1,971,762	300,619	283,429	101	(584,149)	$1,971,762

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Six months ended June 30, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2017	$1,845,283	286,647	270,265	101	(557,013)	$1,845,283
Net income for common stock	27,475	6,101	3,224	—	(9,325)	27,475
Other comprehensive income, net of taxes	31	—	—	—	—	31
Common stock dividends	(25,826)	(3,821)	(3,006)	—	6,827	(25,826)
Common stock issuance expenses	(8)	—	—	—	—	(8)
Balance, March 31, 2018	1,846,955	288,927	270,483	101	(559,511)	1,846,955
Net income for common stock	31,169	3,763	5,317	—	(9,080)	31,169
Other comprehensive income, net of taxes	26	1	—	—	(1)	26
Common stock dividends	(25,826)	(3,823)	(3,004)	—	6,827	(25,826)
Common stock issuance expenses	—	(3)	2	—	1	—
Balance, June 30, 2018	$1,852,324	288,865	272,798	101	(561,764)	$1,852,324

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$65,240	10,102	10,291	—	(19,935)	$65,698
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(19,972)	—	—	—	19,935	(37)
Common stock dividends received from subsidiaries	12,661	—	—	—	(12,624)	37
Depreciation of property, plant and equipment	71,735	20,906	15,219	—	—	107,860
Other amortization	11,444	2,142	75	—	—	13,661
Deferred income taxes	(5,354)	(1,554)	297	—	—	(6,611)
Allowance for equity funds used during construction	(5,061)	(350)	(674)	—	—	(6,085)
Other	(2,494)	(292)	(767)	—	—	(3,553)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	19,969	(6,446)	(1,188)	—	(2,341)	9,994
Decrease (increase) in accrued unbilled revenues	1,769	1,622	(801)	—	—	2,590
Decrease (increase) in fuel oil stock	(46,641)	(349)	5,284	—	—	(41,706)
Decrease (increase) in materials and supplies	(3,583)	(2,456)	149	—	—	(5,890)
Decrease (increase) in regulatory assets	24,318	2,288	(1,214)	—	—	25,392
Increase (decrease) in accounts payable	5,804	(3,454)	(2,395)	—	—	(45)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(34,328)	(5,111)	(6,346)	—	—	(45,785)
Decrease in defined benefit pension and other postretirement benefit plans liability	(1,205)	(377)	(317)	—	—	(1,899)
Change in other assets and liabilities	(9,875)	(265)	(5,006)	—	2,341	(12,805)
Net cash provided by operating activities	84,427	16,406	12,607	—	(12,624)	100,816
Cash flows from investing activities
Capital expenditures	(150,945)	(18,083)	(30,868)	—	—	(199,896)
Advances to affiliates	(25,300)	(5,000)	—	—	30,300	—
Other	2,821	(280)	(31)	—	—	2,510
Net cash used in investing activities	(173,424)	(23,363)	(30,899)	—	30,300	(197,386)
Cash flows from financing activities
Common stock dividends	(50,626)	(5,090)	(7,534)	—	12,624	(50,626)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(540)	(267)	(191)	—	—	(998)
Proceeds from issuance of short-term debt	25,000	—	—	—	—	25,000
Proceeds from issuance of long-term debt	30,000	10,000	10,000	—	—	50,000
Repayment of long-term debt	(31,546)	(10,000)	(10,000)	—	—	(51,546)
Increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	116,901	—	25,300	—	(30,300)	111,901
Other	197	43	83	—	—	323
Net cash provided by (used in) financing activities	89,386	(5,314)	17,658	—	(17,676)	84,054
Net increase (decrease) in cash and cash equivalents	389	(12,271)	(634)	—	—	(12,516)
Cash and cash equivalents, beginning of period	16,732	15,623	3,421	101	—	35,877
Cash and cash equivalents, end of period	$17,121	3,352	2,787	101	—	$23,361

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$59,184	10,131	8,732	—	(18,405)	$59,642
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(18,455)	—	—	—	18,405	(50)
Common stock dividends received from subsidiaries	13,679	—	—	—	(13,654)	25
Depreciation of property, plant and equipment	68,830	20,093	11,904	—	—	100,827
Other amortization	9,200	2,976	845	—	—	13,021
Deferred income taxes	(6,708)	(2,429)	794	—	—	(8,343)
Allowance for equity funds used during construction	(5,475)	(235)	(567)	—	—	(6,277)
Other	1,469	(322)	(169)	—	—	978
Changes in assets and liabilities:
Increase in accounts receivable	(25,673)	(2,387)	(5,763)	—	(245)	(34,068)
Decrease (increase) in accrued unbilled revenues	(3,063)	697	(1,419)	—	—	(3,785)
Increase in fuel oil stock	(9,513)	(3,934)	(6,696)	—	—	(20,143)
Increase in materials and supplies	(2,752)	(559)	(233)	—	—	(3,544)
Increase in regulatory assets	(14,728)	(1,974)	(2,898)	—	—	(19,600)
Increase in accounts payable	13,093	3,096	2,095	—	—	18,284
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(15,343)	(9,952)	(5,165)	—	(601)	(31,061)
Decrease in defined benefit pension and other postretirement benefit plans liability	(1,117)	(380)	(464)	—	—	(1,961)
Change in other assets and liabilities	1,116	3,173	1,357	—	245	5,891
Net cash provided by operating activities	63,744	17,994	2,353	—	(14,255)	69,836
Cash flows from investing activities
Capital expenditures	(146,920)	(24,424)	(28,303)	—	—	(199,647)
Advances (to) from affiliates	(5,600)	(1,000)	12,000	—	(5,400)	—
Other	2,241	884	575	—	601	4,301
Net cash used in investing activities	(150,279)	(24,540)	(15,728)	—	(4,799)	(195,346)
Cash flows from financing activities
Common stock dividends	(51,652)	(7,644)	(6,010)	—	13,654	(51,652)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(540)	(267)	(191)	—	—	(998)
Proceeds from issuance of long-term debt	75,000	15,000	10,000	—	—	100,000
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	75,881	—	5,600	—	5,400	86,881
Other	(291)	(52)	(35)	—	—	(378)
Net cash provided by financing activities	98,398	7,037	9,364	—	19,054	133,853
Net increase (decrease) in cash and cash equivalents	11,863	491	(4,011)	—	—	8,343
Cash and cash equivalents, beginning of period	2,059	4,025	6,332	101	—	12,517
Cash and cash equivalents, end of period	$13,922	4,516	2,321	101	—	$20,860

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 4 · Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income Data

	Three months ended June 30		Six months ended June 30
(in thousands)	2019	2018	2019	2018
Interest and dividend income
Interest and fees on loans	$58,620	$54,633	$116,480	$107,433
Interest and dividends on investment securities	7,535	8,628	18,163	17,830
Total interest and dividend income	66,155	63,261	134,643	125,263
Interest expense
Interest on deposit liabilities	4,287	3,284	8,539	6,241
Interest on other borrowings	411	393	939	889
Total interest expense	4,698	3,677	9,478	7,130
Net interest income	61,457	59,584	125,165	118,133
Provision for loan losses	7,688	2,763	14,558	6,304
Net interest income after provision for loan losses	53,769	56,821	110,607	111,829
Noninterest income
Fees from other financial services	4,798	4,744	9,360	9,398
Fee income on deposit liabilities	5,004	5,138	10,082	10,327
Fee income on other financial products	1,830	1,675	3,423	3,329
Bank-owned life insurance	2,390	1,133	4,649	2,004
Mortgage banking income	976	617	1,590	1,230
Other income, net	534	536	992	972
Total noninterest income	15,532	13,843	30,096	27,260
Noninterest expense
Compensation and employee benefits	25,750	23,655	51,262	48,095
Occupancy	5,479	4,194	10,149	8,474
Data processing	3,852	3,540	7,590	7,004
Services	2,606	3,028	5,032	6,075
Equipment	2,189	1,874	4,253	3,602
Office supplies, printing and postage	1,663	1,491	3,023	2,998
Marketing	1,323	1,085	2,313	1,730
FDIC insurance	628	727	1,254	1,440
Other expense	4,519	4,556	8,373	8,657
Total noninterest expense	48,009	44,150	93,249	88,075
Income before income taxes	21,292	26,514	47,454	51,014
Income taxes	4,276	5,953	9,599	11,493
Net income	$17,016	$20,561	$37,855	$39,521

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Reconciliation to amounts per HEI Condensed Consolidated Statements of Income*:

	Three months ended June 30		Six months ended June 30
(in thousands)	2019	2018	2019	2018
Interest and dividend income	66,155	63,261	$134,643	$125,263
Noninterest income	15,532	13,843	30,096	27,260
*Revenues-Bank	81,687	77,104	164,739	152,523
Total interest expense	4,698	3,677	9,478	7,130
Provision for loan losses	7,688	2,763	14,558	6,304
Noninterest expense	48,009	44,150	93,249	88,075
Less: Retirement defined benefits gain (expense)—other than service costs	40	(403)	80	(790)
*Expenses-Bank	60,435	50,187	117,365	100,719
*Operating income-Bank	21,252	26,917	47,374	51,804
Add back: Retirement defined benefits (gain) expense—other than service costs	(40)	403	(80)	790
Income before income taxes	$21,292	$26,514	$47,454	$51,014

American Savings Bank, F.S.B.
Statements of Comprehensive Income Data

	Three months ended June 30		Six months ended June 30
(in thousands)	2019	2018	2019	2018
Net income	$17,016	$20,561	$37,855	$39,521
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of (taxes) benefits of $(5,182), $1,592, $(8,637) and $6,459, respectively	14,154	(4,348)	23,593	(17,645)
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of (taxes) benefits of $44, $133, $(1,122), and $827, respectively	121	366	(3,066)	1,588
Other comprehensive income (loss), net of taxes	14,275	(3,982)	20,527	(16,057)
Comprehensive income	$31,291	$16,579	$58,382	$23,464

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	June 30, 2019		December 31, 2018
Assets
Cash and due from banks		$115,214		$122,059
Interest-bearing deposits		52,415		4,225
Investment securities
Available-for-sale, at fair value		1,298,010		1,388,533
Held-to-maturity, at amortized cost (fair value of $141,231 and $142,057, respectively)		137,029		141,875
Stock in Federal Home Loan Bank, at cost		8,434		9,958
Loans held for investment		5,008,489		4,843,021
Allowance for loan losses		(58,425)		(52,119)
Net loans		4,950,064		4,790,902
Loans held for sale, at lower of cost or fair value		9,196		1,805
Other		511,502		486,347
Goodwill		82,190		82,190
Total assets		$7,164,054		$7,027,894
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$1,883,044		$1,800,727
Deposit liabilities—interest-bearing		4,374,339		4,358,125
Other borrowings		111,485		110,040
Other		134,162		124,613
Total liabilities		6,503,030		6,393,505
Commitments and contingencies
Common stock		1		1
Additional paid-in capital		348,423		347,170
Retained earnings		330,141		325,286
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(830)		$(24,423)
Retirement benefit plans	(16,711)	(17,541)	(13,645)	(38,068)
Total shareholder’s equity		661,024		634,389
Total liabilities and shareholder’s equity		$7,164,054		$7,027,894

Other assets
Bank-owned life insurance		$151,607		$151,172
Premises and equipment, net		208,956		214,415
Accrued interest receivable		20,675		20,140
Mortgage-servicing rights		8,103		8,062
Low-income housing equity investments		71,484		67,626
Real estate acquired in settlement of loans, net		—		406
Real estate held for sale		9,014		—
Other		41,663		24,526
		$511,502		$486,347
Other liabilities
Accrued expenses		$42,129		$54,084
Federal and state income taxes payable		7,176		2,012
Cashier’s checks		25,135		26,906
Advance payments by borrowers		11,080		10,183
Other		48,642		31,428
		$134,162		$124,613

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of $111 million and nil, respectively, as of June 30, 2019 and $65 million and $45 million, respectively, as of December 31, 2018.
Investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
June 30, 2019
Available-for-sale
U.S. Treasury and federal agency obligations	$130,810	$736	$(340)	$131,206	—	$—	$—	8	$55,125	$(340)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,090,729	4,083	(7,325)	1,087,487	1	1,071	(3)	113	628,194	(7,322)
Corporate bonds	49,438	1,713	—	51,151	—	—	—	—	—	—
Mortgage revenue bonds	28,166	—	—	28,166	—	—	—	—	—	—
	$1,299,143	$6,532	$(7,665)	$1,298,010	1	$1,071	$(3)	121	$683,319	$(7,662)
Held-to-maturity
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$137,029	$4,202	$—	$141,231	—	$—	$—	—	$—	$—
	$137,029	$4,202	$—	$141,231	—	$—	$—	—	$—	$—
December 31, 2018
Available-for-sale
U.S. Treasury and federal agency obligations	$156,694	$62	$(2,407)	$154,349	5	$25,882	$(208)	19	$118,405	$(2,199)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,192,169	789	(31,542)	1,161,416	22	129,011	(1,330)	145	947,890	(30,212)
Corporate bonds	49,398	103	(369)	49,132	6	23,175	(369)	—	—	—
Mortgage revenue bonds	23,636	—	—	23,636	—	—	—	—	—	—
	$1,421,897	$954	$(34,318)	$1,388,533	33	$178,068	$(1,907)	164	$1,066,295	$(32,411)
Held-to-maturity
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$141,875	$1,446	$(1,264)	$142,057	3	$29,814	$(400)	2	$31,505	$(864)
	$141,875	$1,446	$(1,264)	$142,057	3	$29,814	$(400)	2	$31,505	$(864)

ASB does not believe that the investment securities that were in an unrealized loss position at June 30, 2019, represent an other-than-temporary impairment (OTTI). Total gross unrealized losses were primarily attributable to change in market conditions. On a quarterly basis the investment securities are evaluated for changes in financial condition of the issuer. Based upon ASB’s evaluation, all securities held within the investment portfolio continue to be investment grade by one or more agencies. The contractual cash flows of the U.S. Treasury, federal agency obligations and agency mortgage-backed securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB did not recognize OTTI for the quarters and six months ended June 30, 2019 and 2018.

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
The contractual maturities of investment securities were as follows:

June 30, 2019	Amortized cost	Fair value
(in thousands)
Available-for-sale
Due in one year or less	$12,062	$12,076
Due after one year through five years	126,045	127,461
Due after five years through ten years	54,880	55,559
Due after ten years	15,427	15,427
	208,414	210,523
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,090,729	1,087,487
Total available-for-sale securities	$1,299,143	$1,298,010
Held-to-maturity
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$137,029	$141,231
Total held-to-maturity securities	$137,029	$141,231

Proceeds from the sale of available-for-sale securities were nil for both the three and six months ended June 30, 2019 and 2018. Gross realized gains and losses were nil for both the three and six months ended June 30, 2019 and 2018.
Loans. The components of loans were summarized as follows:

	June 30, 2019	December 31, 2018
(in thousands)
Real estate:
Residential 1-4 family	$2,189,976	$2,143,397
Commercial real estate	790,174	748,398
Home equity line of credit	1,036,985	978,237
Residential land	14,696	13,138
Commercial construction	68,676	92,264
Residential construction	8,165	14,307
Total real estate	4,108,672	3,989,741
Commercial	626,524	587,891
Consumer	272,949	266,002
Total loans	5,008,145	4,843,634
Less: Deferred fees and discounts	344	(613)
Allowance for loan losses	(58,425)	(52,119)
Total loans, net	$4,950,064	$4,790,902

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Allowance for loan losses.  The allowance for loan losses (balances and changes) and financing receivables were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Total
Three months ended June 30, 2019
Allowance for loan losses:
Beginning balance	$1,911	$14,825	$6,493	$425	$2,843	$3	$10,814	$16,983	$54,297
Charge-offs	(5)	—	(19)	(4)	—	—	(494)	(5,102)	(5,624)
Recoveries	8	—	4	7	—	—	1,281	764	2,064
Provision	101	986	403	109	(797)	(1)	1,472	5,415	7,688
Ending balance	$2,015	$15,811	$6,881	$537	$2,046	$2	$13,073	$18,060	$58,425
Three months ended June 30, 2018
Allowance for loan losses:
Beginning balance	$2,525	$15,959	$7,982	$674	$4,361	$4	$10,355	$12,035	$53,895
Charge-offs	—	—	(144)	(9)	—	—	(540)	(3,888)	(4,581)
Recoveries	14	—	13	46	—	—	280	373	726
Provision	400	(661)	(517)	(69)	255	—	66	3,289	2,763
Ending balance	$2,939	$15,298	$7,334	$642	$4,616	$4	$10,161	$11,809	$52,803
Six months ended June 30, 2019
Allowance for loan losses:
Beginning balance	$1,976	$14,505	$6,371	$479	$2,790	$4	$9,225	$16,769	$52,119
Charge-offs	(19)	—	(19)	(4)	—	—	(1,112)	(10,661)	(11,815)
Recoveries	617	—	9	14	—	—	1,461	1,462	3,563
Provision	(559)	1,306	520	48	(744)	(2)	3,499	10,490	14,558
Ending balance	$2,015	$15,811	$6,881	$537	$2,046	$2	$13,073	$18,060	$58,425
June 30, 2019
Ending balance: individually evaluated for impairment	$904	$7	$465	$—	$—	$—	$4,983	$501	$6,860
Ending balance: collectively evaluated for impairment	$1,111	$15,804	$6,416	$537	$2,046	$2	$8,090	$17,559	$51,565
Financing Receivables:
Ending balance	$2,189,976	$790,174	$1,036,985	$14,696	$68,676	$8,165	$626,524	$272,949	$5,008,145
Ending balance: individually evaluated for impairment	$17,537	$890	$13,376	$2,869	$—	$—	$16,033	$586	$51,291
Ending balance: collectively evaluated for impairment	$2,172,439	$789,284	$1,023,609	$11,827	$68,676	$8,165	$610,491	$272,363	$4,956,854
Six months ended June 30, 2018
Allowance for loan losses:
Beginning balance	$2,902	$15,796	$7,522	$896	$4,671	$12	$10,851	$10,987	$53,637
Charge-offs	(31)	—	(144)	(17)	—	—	(1,142)	(8,120)	(9,454)
Recoveries	68	—	27	51	—	—	1,450	720	2,316
Provision	—	(498)	(71)	(288)	(55)	(8)	(998)	8,222	6,304
Ending balance	$2,939	$15,298	$7,334	$642	$4,616	$4	$10,161	$11,809	$52,803
December 31, 2018
Ending balance: individually evaluated for impairment	$876	$7	$701	$6	$—	$—	$628	$4	$2,222
Ending balance: collectively evaluated for impairment	$1,100	$14,498	$5,670	$473	$2,790	$4	$8,597	$16,765	$49,897
Financing Receivables:
Ending balance	$2,143,397	$748,398	$978,237	$13,138	$92,264	$14,307	$587,891	$266,002	$4,843,634
Ending balance: individually evaluated for impairment	$16,494	$915	$14,800	$2,059	$—	$—	$5,340	$89	$39,697
Ending balance: collectively evaluated for impairment	$2,126,903	$747,483	$963,437	$11,079	$92,264	$14,307	$582,551	$265,913	$4,803,937

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
The credit risk profile by internally assigned grade for loans was as follows:

	June 30, 2019				December 31, 2018
(in thousands)	Commercial real estate	Commercial construction	Commercial	Total	Commercial real estate	Commercial construction	Commercial	Total
Grade:
Pass	$703,028	$66,387	$570,099	$1,339,514	$658,288	$89,974	$547,640	$1,295,902
Special mention	11,012	—	28,263	39,275	32,871	—	11,598	44,469
Substandard	76,134	2,289	19,336	97,759	57,239	2,290	28,653	88,182
Doubtful	—	—	8,826	8,826	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$790,174	$68,676	$626,524	$1,485,374	$748,398	$92,264	$587,891	$1,428,553

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
June 30, 2019
Real estate:
Residential 1-4 family	$4,125	$661	$3,763	$8,549	$2,181,427	$2,189,976	$—
Commercial real estate	—	—	—	—	790,174	790,174	—
Home equity line of credit	1,444	813	1,798	4,055	1,032,930	1,036,985	—
Residential land	—	—	376	376	14,320	14,696	—
Commercial construction	—	—	—	—	68,676	68,676	—
Residential construction	—	—	—	—	8,165	8,165	—
Commercial	410	305	2,264	2,979	623,545	626,524	—
Consumer	4,583	2,536	2,276	9,395	263,554	272,949	—
Total loans	$10,562	$4,315	$10,477	$25,354	$4,982,791	$5,008,145	$—
December 31, 2018
Real estate:
Residential 1-4 family	$3,757	$2,773	$2,339	$8,869	$2,134,528	$2,143,397	$—
Commercial real estate	—	—	—	—	748,398	748,398	—
Home equity line of credit	1,139	681	2,720	4,540	973,697	978,237	—
Residential land	9	—	319	328	12,810	13,138	—
Commercial construction	—	—	—	—	92,264	92,264	—
Residential construction	—	—	—	—	14,307	14,307	—
Commercial	315	281	548	1,144	586,747	587,891	—
Consumer	5,220	3,166	2,702	11,088	254,914	266,002	—
Total loans	$10,440	$6,901	$8,628	$25,969	$4,817,665	$4,843,634	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The credit risk profile based on nonaccrual loans, accruing loans 90 days or more past due and troubled debt restructuring (TDR) loans was as follows:

(in thousands)	June 30, 2019	December 31, 2018
Real estate:
Residential 1-4 family	$13,087	$12,037
Commercial real estate	—	—
Home equity line of credit	7,506	6,348
Residential land	818	436
Commercial construction	—	—
Residential construction	—	—
Commercial	13,595	4,278
Consumer	4,362	4,196
Total nonaccrual loans	$39,368	$27,295
Real estate:
Residential 1-4 family	$—	$—
Commercial real estate	—	—
Home equity line of credit	—	—
Residential land	—	—
Commercial construction	—	—
Residential construction	—	—
Commercial	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	$—	$—
Real estate:
Residential 1-4 family	$10,269	$10,194
Commercial real estate	890	915
Home equity line of credit	11,116	11,597
Residential land	2,402	1,622
Commercial construction	—	—
Residential construction	—	—
Commercial	2,611	1,527
Consumer	59	62
Total troubled debt restructured loans not included above	$27,347	$25,917

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

	June 30, 2019			Three months ended June 30, 2019		Six months ended June 30, 2019
(in thousands)	Recorded investment	Unpaid principal balance	Related Allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$9,208	$9,833	$—	$8,993	$87	$8,492	$247
Commercial real estate	—	—	—	—	—	—	—
Home equity line of credit	1,787	2,073	—	1,940	54	2,238	66
Residential land	2,869	3,072	—	2,280	24	2,158	50
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	4,553	5,774	—	4,626	—	4,299	—
Consumer	30	30	—	31	—	31	—
	$18,447	$20,782	$—	$17,870	$165	$17,218	$363
With an allowance recorded
Real estate:
Residential 1-4 family	$8,329	$8,382	$904	$8,440	$96	$8,417	$179
Commercial real estate	890	890	7	894	9	900	19
Home equity line of credit	11,589	11,623	465	11,665	152	11,743	282
Residential land	—	—	—	79	—	54	—
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	11,480	11,584	4,983	10,997	30	7,874	56
Consumer	556	556	501	288	1	173	2
	$32,844	$33,035	$6,860	$32,363	$288	$29,161	$538
Total
Real estate:
Residential 1-4 family	$17,537	$18,215	$904	$17,433	$183	$16,909	$426
Commercial real estate	890	890	7	894	9	900	19
Home equity line of credit	13,376	13,696	465	13,605	206	13,981	348
Residential land	2,869	3,072	—	2,359	24	2,212	50
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	16,033	17,358	4,983	15,623	30	12,173	56
Consumer	586	586	501	319	1	204	2
	$51,291	$53,817	$6,860	$50,233	$453	$46,379	$901

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	December 31, 2018			Three months ended June 30, 2018		Six months ended June 30, 2018
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$7,822	$8,333	$—	$8,900	$50	$8,699	$157
Commercial real estate	—	—	—	—	—	—	—
Home equity line of credit	2,743	3,004	—	2,374	7	2,037	12
Residential land	2,030	2,228	—	1,132	5	1,150	10
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	3,722	4,775	—	3,026	10	2,691	20
Consumer	32	32	—	15	—	11	—
	$16,349	$18,372	$—	$15,447	$72	$14,588	$199
With an allowance recorded
Real estate:
Residential 1-4 family	$8,672	$8,875	$876	$8,778	$97	$8,953	$190
Commercial real estate	915	915	7	997	10	1,003	21
Home equity line of credit	12,057	12,086	701	10,420	96	9,080	177
Residential land	29	29	6	40	1	58	3
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	1,618	1,618	628	1,738	30	1,848	66
Consumer	57	57	4	58	1	58	2
	$23,348	$23,580	$2,222	$22,031	$235	$21,000	$459
Total
Real estate:
Residential 1-4 family	$16,494	$17,208	$876	$17,678	$147	$17,652	$347
Commercial real estate	915	915	7	997	10	1,003	21
Home equity line of credit	14,800	15,090	701	12,794	103	11,117	189
Residential land	2,059	2,257	6	1,172	6	1,208	13
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	5,340	6,393	628	4,764	40	4,539	86
Consumer	89	89	4	73	1	69	2
	$39,697	$41,952	$2,222	$37,478	$307	$35,588	$658

*	Since loan was classified as impaired.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Loan modifications that occurred during the second quarters and first six months of 2019 and 2018 were as follows:

Loans modified as a TDR	Three months ended June 30, 2019			Six months ended June 30, 2019
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	1	$469	$154	9	$1,501	$161
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	2	311	59	3	432	83
Residential land	2	825	—	2	825	—
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	2	1,317	133	3	1,507	150
Consumer	—	—	—	—	—	—
	7	$2,922	$346	17	$4,265	$394

Loans modified as a TDR	Three months ended June 30, 2018			Six months ended June 30, 2018
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	20	3,260	578	37	5,293	953
Residential land	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	2	43	43	7	2,200	43
Consumer	—	—	—	—	—	—
	22	$3,303	$621	44	$7,493	$996

1 The period end balances reflect all paydowns and charge-offs since the modification period. TDRs fully paid off, charged-off, or foreclosed upon by period end are not included.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

There were no loans modified in TDRs that experienced a payment default of 90 days or more during the second quarter and first six months of 2019. Loans modified in TDRs that experienced a payment default of 90 days or more during the second quarter and first six months of 2018, and for which the payment of default occurred within one year of the modification, were as follows:

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
If loans modified in a TDR subsequently default, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled nil at June 30, 2019 and December 31, 2018.
The Company had $4.6 million and $4.2 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at June 30, 2019 and December 31, 2018, respectively.
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $64.7 million and $44.3 million for three months ended June 30, 2019 and 2018, respectively, and $89.6 million and $77.4 million for the six months ended June 30, 2019 and 2018, respectively, and recognized gains on such sales of $1.0 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, and $1.6 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively.
There were no repurchased mortgage loans for the three and six months ended June 30, 2019 and 2018. The repurchase reserve was $0.1 million as of June 30, 2019 and 2018.
Mortgage servicing fees, a component of other income, net, were $0.8 million for each the three months ended June 30, 2019 and 2018 and were $1.5 million for each the six months ended June 30, 2019 and 2018.
Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
June 30, 2019	$19,418	$(11,315)	$—	$8,103
December 31, 2018	18,556	(10,494)	—	8,062

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Changes related to MSRs were as follows:

	Three months ended June 30		Six months ended June 30
(in thousands)	2019	2018	2019	2018
Mortgage servicing rights
Beginning balance	$7,897	$8,541	$8,062	$8,639
Amount capitalized	632	392	862	727
Amortization	(426)	(424)	(821)	(857)
Other-than-temporary impairment	—	—	—	—
Carrying amount before valuation allowance	8,103	8,509	8,103	8,509
Valuation allowance for mortgage servicing rights
Beginning balance	—	—	—	—
Provision (recovery)	—	—	—	—
Other-than-temporary impairment	—	—	—	—
Ending balance	—	—	—	—
Net carrying value of mortgage servicing rights	$8,103	$8,509	$8,103	$8,509

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
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018
Unpaid principal balance	$1,200,017	$1,188,514
Weighted average note rate	4.01%	3.98%
Weighted average discount rate	9.3%	10.0%
Weighted average prepayment speed	10.3%	6.5%

The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018
Prepayment rate:
25 basis points adverse rate change	$(843)	$(250)
50 basis points adverse rate change	(1,786)	(566)
Discount rate:
25 basis points adverse rate change	(108)	(139)
50 basis points adverse rate change	(215)	(275)

The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.
Other borrowings.  As of June 30, 2019, ASB had no FHLB advances outstanding. ASB was in compliance with all Advances, Pledge and Security Agreement requirements as of June 30, 2019.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

securities sold under agreements to repurchase on a gross basis in the balance sheet. The following tables present information about the securities sold under agreements to repurchase, including the related collateral received from or pledged to counterparties:

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheets	Net amount of liabilities presented in the Balance Sheets
Repurchase agreements
June 30, 2019	$111	$—	$111
December 31, 2018	65	—	65

	Gross amount not offset in the Balance Sheets
(in millions)	Net amount of liabilities presented in the Balance Sheets	Financial instruments	Cash collateral pledged
Commercial account holders
June 30, 2019	$111	$128	$—
December 31, 2018	65	92	—

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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	June 30, 2019		December 31, 2018
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$40,392	$473	$10,180	$91
Forward commitments	41,640	(115)	10,132	(43)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

ASB’s derivative financial instruments, their fair values and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	June 30, 2019		December 31, 2018
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$473	$—	$91	$—
Forward commitments	10	125	—	43
	$483	$125	$91	$43
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statements of Income	Three months ended June 30		Six months ended June 30
(in thousands)		2019	2018	2019	2018
Interest rate lock commitments	Mortgage banking income	$11	$(7)	$382	$117
Forward commitments	Mortgage banking income	46	(2)	(72)	(38)
		$57	$(9)	$310	$79

Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $22.3 million and $18.1 million at June 30, 2019 and December 31, 2018, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. As of June 30, 2019, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.
Note 5 · Credit agreements
HEI and Hawaiian Electric each entered into a separate agreement with a syndicate of eight financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Credit Facilities), effective July 3, 2017, to amend and restate their respective previously existing revolving unsecured credit agreements. The $150 million HEI Facility and $200 million Hawaiian Electric Facility both terminate on June 30, 2022. As of June 30, 2019 and December 31, 2018, no amounts were outstanding under the Credit Facilities.
The Credit Facilities will be maintained to support each company’s respective short-term commercial paper program, but may be drawn on to meet each company’s respective working capital needs and general corporate purposes.
Changes in long-term debt. On May 13, 2019, the Utilities issued, through a private placement pursuant to separate Note Purchase Agreements (the Note Purchase Agreements), the following unsecured notes bearing taxable interest (the Unsecured Notes):

Series 2019A
Aggregate principal amount	$50 million
Fixed coupon interest rate	4.21%
Maturity date	May 15, 2034
Principal amount by company:
Hawaiian Electric	$30 million
Hawaii Electric Light	$10 million
Maui Electric	$10 million
The Unsecured Notes include substantially the same financial covenants and customary conditions as Hawaiian Electric’s credit agreement. Hawaiian Electric is also a party as guarantor under the Note Purchase Agreements entered into by Hawaii Electric Light and Maui Electric. The Unsecured Notes may be prepaid in whole or in part at any time at the prepayment price of the principal amount plus a “Make-Whole Amount,” as defined in the Note Purchase Agreements. Proceeds from the sale

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

were applied to refinance the Utilities’ 2004 junior subordinated deferrable interest debentures at par value:

2004 Junior subordinated deferrable interest debentures redeemed
Aggregate principal amount	$51.5 million
Fixed coupon interest rate	6.50%
Maturity date	May 15, 2034
Principal amount by company:
Hawaiian Electric	$31.5 million
Hawaii Electric Light	$10 million
Maui Electric	$10 million
On July 18, 2019, the Department of Budget and Finance of the State of Hawaii (DBF) for the benefit of Hawaiian Electric and Hawaii Electric Light, issued, at par:

Refunding Series 2019 Special Purpose Revenue Bonds
Aggregate principal amount	$150 million
Fixed coupon interest rate	3.20%
Maturity date	July 1, 2039
DBF loaned the proceeds to:
Hawaiian Electric	$90 million
Hawaii Electric Light	$60 million
On July 26, 2019, proceeds from the sale were applied to redeem at par, bonds previously issued by the DBF for the benefit of Hawaiian Electric and Hawaii Electric Light:

Series 2009 Special Purpose Revenue Bonds Redeemed
Aggregate principal amount	$150 million
Fixed coupon interest rate	6.50%
Maturity date	July 1, 2039
Principal amount by company:
Hawaiian Electric	$90 million
Hawaii Electric Light	$60 million

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
Amounts related to the Company’s total lease cost and cash flows arising from lease transaction are as follows:

	HEI consolidated			Hawaiian Electric consolidated
Three months ended June 30, 2019 (in thousands)	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
Operating lease cost	$3,056	$15,478	$18,534	$1,523	$15,478	$17,001
Variable lease cost	3,396	43,985	47,381	2,764	43,985	46,749
Total lease cost	$6,452	$59,463	$65,915	$4,287	$59,463	$63,750
Other information
Cash paid for amounts included in the measurement of lease liabilities—Operating cash flows from operating leases	$2,593	$14,329	$16,922	$1,411	$14,329	$15,740

	HEI consolidated			Hawaiian Electric consolidated
Six months ended June 30, 2019 (in thousands)	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
Operating lease cost	$5,740	$30,956	$36,696	$3,009	$30,956	$33,965
Variable lease cost	6,200	85,265	91,465	4,850	85,265	90,115
Total lease cost	$11,940	$116,221	$128,161	$7,859	$116,221	$124,080
Other information
Cash paid for amounts included in the measurement of lease liabilities—Operating cash flows from operating leases	$5,179	$29,367	$34,546	$2,808	$29,367	$32,175
Weighted-average remaining lease term—operating leases (in years)	6.6	3.3	3.8	4.8	3.3	3.4
Weighted-average discount rate—operating leases	3.70%	4.08%	4.01%	4.17%	4.08%	4.09%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The following table summarizes the maturity of our operating lease liabilities as of June 30, 2019:

	HEI consolidated			Hawaiian Electric consolidated
(in millions)	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
2019 (remaining months)	$5	$32	$37	$3	$32	$35
2020	10	63	73	6	63	69
2021	8	63	71	5	63	68
2022	5	42	47	2	42	44
2023	4	—	4	2	—	2
2024	3	—	3	1	—	1
Thereafter	8	—	8	2	—	2
Total lease payments	43	200	243	21	200	221
Less: Imputed interest	(5)	(12)	(17)	(2)	(12)	(14)
Total present value of lease payments	$38	$188	$226	$19	$188	$207

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
Note 7 · Shareholders’ equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2018	$(24,423)	$(436)	$(25,751)	$(50,610)	$99
Current period other comprehensive income (loss)	23,593	(1,063)	410	22,940	47
Balance, June 30, 2019	$(830)	$(1,499)	$(25,341)	$(27,670)	$146
Balance, December 31, 2017	$(14,951)	$—	$(26,990)	$(41,941)	$(1,219)
Current period other comprehensive income (loss)	(17,645)	—	1,047	(16,598)	57
Balance, June 30, 2018	$(32,596)	$—	$(25,943)	$(58,539)	$(1,162)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI
	Three months ended June 30		Six months ended June 30		Affected line item in the
(in thousands)	2019	2018	2019	2018	Statements of Income / Balance Sheets
HEI consolidated
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$2,503	$5,350	$5,006	$10,496	See Note 9 for additional details
Impact of D&Os of the PUC included in regulatory assets	(2,298)	(4,827)	(4,596)	(9,449)	See Note 9 for additional details
Total reclassifications	$205	$523	$410	$1,047
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$2,321	$4,853	$4,643	$9,506	See Note 9 for additional details
Impact of D&Os of the PUC included in regulatory assets	(2,298)	(4,827)	(4,596)	(9,449)	See Note 9 for additional details
Total reclassifications	$23	$26	$47	$57

Note 8 · Revenues
Revenue from contracts with customers. The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended June 30, 2019				Six months ended June 30, 2019
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$195,868	$—	$—	$195,868	$371,613	$—	$—	$371,613
Electric energy sales - commercial	217,278	—	—	217,278	404,686	—	—	404,686
Electric energy sales - large light and power	231,869	—	—	231,869	430,795	—	—	430,795
Electric energy sales - other	3,774	—	—	3,774	7,852	—	—	7,852
Bank fees	—	11,632	—	11,632	—	22,865	—	22,865
Total revenues from contracts with customers	648,789	11,632	—	660,421	1,214,946	22,865	—	1,237,811
Revenues from other sources
Regulatory revenue	(20,360)	—	—	(20,360)	(14,153)	—	—	(14,153)
Bank interest and dividend income	—	66,155	—	66,155	—	134,643	—	134,643
Other bank noninterest income	—	3,900	—	3,900	—	7,231	—	7,231
Other	5,355	—	14	5,369	11,486	—	82	11,568
Total revenues from other sources	(15,005)	70,055	14	55,064	(2,667)	141,874	82	139,289
Total revenues	$633,784	$81,687	$14	$715,485	$1,212,279	$164,739	$82	$1,377,100
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$11,632	$—	$11,632	$—	$22,865	$—	$22,865
Services/goods transferred over time	648,789	—	—	648,789	1,214,946	—	—	1,214,946
Total revenues from contracts with customers	$648,789	$11,632	$—	$660,421	$1,214,946	$22,865	$—	$1,237,811

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	Three months ended June 30, 2018				Six months ended June 30, 2018
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$185,217	$—	$—	$185,217	$363,806	$—	$—	$363,806
Electric energy sales - commercial	206,169	—	—	206,169	395,167	—	—	395,167
Electric energy sales - large light and power	214,676	—	—	214,676	406,997	—	—	406,997
Electric energy sales - other	3,968	—	—	3,968	8,028	—	—	8,028
Bank fees	—	11,557	—	11,557	—	23,054	—	23,054
Total revenues from contracts with customers	610,030	11,557	—	621,587	1,173,998	23,054	—	1,197,052
Revenues from other sources
Regulatory revenue	(4,643)	—	—	(4,643)	107	—	—	107
Bank interest and dividend income	—	63,261	—	63,261	—	125,263	—	125,263
Other bank noninterest income	—	2,286	—	2,286	—	4,206	—	4,206
Other	2,739	—	47	2,786	4,448	—	75	4,523
Total revenues from other sources	(1,904)	65,547	47	63,690	4,555	129,469	75	134,099
Total revenues	$608,126	$77,104	$47	$685,277	$1,178,553	$152,523	$75	$1,331,151
Timing of revenue recognition
Services/goods transferred at a point in time	$751	$11,557	$—	$12,308	$1,548	$23,054	$—	$24,602
Services/goods transferred over time	609,279	—	—	609,279	1,172,450	—	—	1,172,450
Total revenues from contracts with customers	$610,030	$11,557	$—	$621,587	$1,173,998	$23,054	$—	$1,197,052

There are no material contract assets or liabilities associated with revenues from contracts with customers existing at the beginning of the period or as of June 30, 2019. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s condensed consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s condensed consolidated balance sheets.
As of June 30, 2019, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.
Note 9 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first six months of 2019, the Company contributed $24 million ($23 million by the Utilities) to its pension and other postretirement benefit plans, compared to $32 million ($32 million by the Utilities) in the first six months of 2018. The Company’s current estimate of contributions to its pension and other postretirement benefit plans in 2019 is $48 million ($47 million by the Utilities, $1 million by HEI and nil by ASB), compared to $39 million ($38 million by the Utilities, $1 million by HEI and nil by ASB) in 2018. In addition, the Company expects to pay directly $3 million ($1 million by the Utilities) of benefits in 2019, compared to $2 million ($1 million by the Utilities) paid in 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The components of NPPC and NPBC for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended June 30				Six months ended June 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
HEI consolidated
Service cost	$15,382	$17,428	$542	$692	$30,764	$34,541	$1,083	$1,361
Interest cost	21,033	19,459	1,997	2,030	42,066	38,693	3,994	3,961
Expected return on plan assets	(27,999)	(27,224)	(3,086)	(3,267)	(55,997)	(54,478)	(6,172)	(6,459)
Amortization of net prior service gain	(11)	(11)	(452)	(451)	(22)	(21)	(904)	(903)
Amortization of net actuarial (gains) losses	3,839	7,634	(4)	48	7,678	15,029	(7)	46
Net periodic pension/benefit cost (return)	12,244	17,286	(1,003)	(948)	24,489	33,764	(2,006)	(1,994)
Impact of PUC D&Os	12,278	7,179	811	1,024	24,557	9,836	1,622	2,095
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$24,522	$24,465	$(192)	$76	$49,046	$43,600	$(384)	$101
Hawaiian Electric consolidated
Service cost	$15,001	$17,007	$538	$688	$30,002	$33,680	$1,075	$1,352
Interest cost	19,414	17,937	1,918	1,955	38,828	35,647	3,835	3,814
Expected return on plan assets	(26,164)	(25,577)	(3,036)	(3,216)	(52,328)	(51,184)	(6,071)	(6,356)
Amortization of net prior service (gain) cost	2	2	(451)	(451)	4	4	(902)	(902)
Amortization of net actuarial loss	3,576	6,941	—	49	7,152	13,651	—	49
Net periodic pension/benefit cost (return)	11,829	16,310	(1,031)	(975)	23,658	31,798	(2,063)	(2,043)
Impact of PUC D&Os	12,278	7,179	811	1,024	24,557	9,836	1,622	2,095
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$24,107	$23,489	$(220)	$49	$48,215	$41,634	$(441)	$52

HEI consolidated recorded retirement benefits expense of $29 million ($29 million by the Utilities) and $27 million ($25 million by the Utilities) in the first six months of 2019 and 2018, respectively, and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first six months of 2019 and 2018, the Company’s expenses for its defined contribution pension plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $3.6 million and $3.2 million, respectively, and cash contributions were $4.9 million and $4.8 million, respectively. For the first six months of 2019 and 2018, the Utilities’ expenses for its defined contribution pension plan under the HEIRSP were $1.3 million and $1.1 million, respectively, and cash contributions were $1.3 million and $1.1 million, respectively.
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
As of June 30, 2019, approximately 3.2 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 0.8 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. On June 26, 2019, an additional 300,000 shares were made available for issuance under the 2011 Director Plan. As of June 30, 2019, there were 311,027 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2019	2018	2019	2018
HEI consolidated
Share-based compensation expense [1]	$3.7	$2.8	$5.9	$4.4
Income tax benefit	0.7	0.5	0.9	0.7
Hawaiian Electric consolidated
Share-based compensation expense [1]	1.1	0.9	1.8	1.5
Income tax benefit	0.2	0.2	0.3	0.3

[1]	For the three and six months ended June 30, 2019 and 2018, the Company has not capitalized any share-based compensation.

Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

	Three months ended June 30		Six months ended June 30
(dollars in millions)	2019	2018	2019	2018
Shares granted	35,580	37,747	35,580	38,821
Fair value	$1.5	$1.3	$1.5	$1.3
Income tax benefit	0.4	0.3	0.4	0.3

The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI Common Stock on the grant date.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended June 30				Six months ended June 30
	2019		2018		2019		2018
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	211,225	$35.28	208,088	$32.97	200,358	$33.05	197,047	$31.53
Granted	—	—	3,159	33.78	94,559	37.68	92,064	34.09
Vested	—	—	(448)	31.94	(76,712)	32.61	(75,683)	30.56
Forfeited	(2,600)	35.56	(9,943)	32.05	(9,580)	33.82	(12,572)	32.27
Outstanding, end of period	208,625	$35.28	200,856	$33.03	208,625	$35.28	200,856	$33.03
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$0.1		$3.6		$3.1

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the first six months of 2019 and 2018, total restricted stock units and related dividends that vested had a fair value of $3.2 million and $2.7 million, respectively, and the related tax benefits were $0.5 million and $0.4 million, respectively.
As of June 30, 2019, there was $6.1 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.9 years.
Long-term incentive plan payable in stock.  The 2017-2019, 2018-2020 and 2019-2021 long-term incentive plans (LTIP) provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals, including a market condition goal. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made, subject to the achievement of specified performance levels and calculated dividend equivalents. The potential payout varies from 0% to 200% of the number of target shares, depending on the achievement of the goals. The market condition goal is based on HEI’s total shareholder return (TSR) compared to the Edison Electric Institute Index over the relevant three-year period. The other performance condition goals relate to EPS growth, return on average common equity (ROACE), Hawaiian Electric’s net income and ASB’s efficiency ratio.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended June 30				Six months ended June 30
	2019		2018		2019		2018
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	98,311	$39.61	66,791	$38.84	65,578	$38.81	32,904	$39.51
Granted	—	—	1,315	38.20	34,647	41.07	36,941	38.21
Vested (issued or unissued and cancelled)	—	—	—	—	—	—	—	—
Forfeited	—	—	(1,929)	38.85	(1,914)	38.62	(3,668)	38.84
Outstanding, end of period	98,311	$39.61	66,177	$38.82	98,311	$39.61	66,177	$38.82
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$0.1		$1.4		$1.4

(1)	Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
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

As of June 30, 2019, there was $2.0 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.6 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended June 30				Six months ended June 30
	2019		2018		2019		2018
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	407,090	$35.12	267,167	$33.80	276,169	$33.80	131,616	$33.47
Granted	—	—	5,257	33.52	138,580	37.68	147,766	34.08
Vested	—	—	—	—	—	—	—	—
Forfeited	—	—	(7,717)	33.80	(7,659)	33.91	(14,675)	33.80
Outstanding, end of period	407,090	$35.12	264,707	$33.79	407,090	$35.12	264,707	$33.79
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$—		$0.2		$5.2		$5.0

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
As of June 30, 2019, there was $7.4 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.5 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 11 · Income taxes
The Company’s and the Utilities’ effective tax rates (combined federal and state income tax rates) were 19% and 21%, respectively, for the six months ended June 30, 2019. These rates differed from the combined statutory rates, due primarily to the Utilities’ amortization of excess deferred income taxes related to the provision in the Tax Act that lowered the federal income tax rate from 35% to 21%, the non-taxability of the bank-owned life insurance income and the tax benefits derived from the low income housing tax credit investments. The Company’s and the Utilities’ effective tax rate were 23%, for the six months ended June 30, 2018.
Note 12 · Cash flows

Six months ended June 30	2019	2018
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates, net of amounts capitalized	$53	$45
Income taxes paid (including refundable credits)	46	36
Income taxes refunded (including refundable credits)	4	—
Hawaiian Electric consolidated
Interest paid to non-affiliates	34	32
Income taxes paid (including refundable credits)	46	35
Income taxes refunded (including refundable credits)	4	—
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	1	5
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	30	42
Common stock issued (gross) for director and executive/management compensation (financing)[1]	5	4
Real estate transferred from property, plant and equipment to other assets held-for-sale (investing)	9	—
Obligations to fund low income housing investments (investing)	6	6
Transfer of retail repurchase agreements to deposit liabilities (financing)	—	102
Unsettled trades to purchase investment securities (investing)	—	10
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	1	5
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	27	28

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
Deposit liabilities. The fair value of fixed-maturity certificates of deposit was estimated by discounting the future cash flows using the rates currently offered for FHLB advances of similar remaining maturities. Deposit liabilities are classified in Level 2 of the valuation hierarchy.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

		Estimated fair value
	Carrying or notional amount	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2019
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,298,010	$—	$1,269,844	$28,166	$1,298,010
Held-to-maturity investment securities	137,029	—	141,231	—	141,231
Stock in Federal Home Loan Bank	8,434	—	8,434	—	8,434
Loans, net	4,959,260	—	9,233	5,029,542	5,038,775
Mortgage servicing rights	8,103	—	—	12,240	12,240
Derivative assets	46,051	—	483	—	483
Financial liabilities
HEI consolidated
Deposit liabilities	855,745	—	850,123	—	850,123
Short-term borrowings—other than bank	211,893	—	211,893	—	211,893
Other bank borrowings	111,485	—	111,480	—	111,480
Long-term debt, net—other than bank	1,884,030	—	2,036,486	—	2,036,486
Derivative liabilities	59,981	78	2,066	—	2,144
Hawaiian Electric consolidated
Short-term borrowings	161,901	—	161,901	—	161,901
Long-term debt, net	1,417,917	—	1,551,097	—	1,551,097
December 31, 2018
Financial assets
HEI consolidated
Available-for-sale investment securities	1,388,533	—	1,364,897	23,636	1,388,533
Held-to-maturity investment securities	141,875	—	142,057	—	142,057
Stock in Federal Home Loan Bank	9,958	—	9,958	—	9,958
Loans, net	4,792,707	—	1,809	4,800,244	4,802,053
Mortgage servicing rights	8,062	—	—	13,618	13,618
Derivative assets	10,180	—	91	—	91
Financial liabilities
HEI consolidated
Deposit liabilities	827,841	—	817,667	—	817,667
Short-term borrowings—other than bank	73,992	—	73,992	—	73,992
Other bank borrowings	110,040	—	110,037	—	110,037
Long-term debt, net—other than bank	1,879,641	—	1,904,261	—	1,904,261
Derivative liabilities	34,132	34	596	—	630
Hawaiian Electric consolidated
Short-term borrowings	25,000	—	25,000	—	25,000
Long-term debt, net	1,418,802	—	1,443,968	—	1,443,968

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2019			December 31, 2018
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$—	$1,087,487	$—	$—	$1,161,416	$—
U.S. Treasury and federal agency obligations	—	131,206	—	—	154,349	—
Corporate bonds	—	51,151	—	—	49,132	—
Mortgage revenue bonds	—	—	28,166	—	—	23,636
	$—	$1,269,844	$28,166	$—	$1,364,897	$23,636
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$473	$—	$—	$91	$—
Forward commitments (bank segment)[1]	—	10	—	—	—	—
	$—	$483	$—	$—	$91	$—
Derivative liabilities
Forward commitments (bank segment)[1]	$78	$47	$—	$34	$9	$—
Interest rate swap (Other segment)[2]	—	2,019	—	—	587	—
	$78	$2,066	$—	$34	$596	$—
1  Derivatives are carried at fair value in other assets or other liabilities in the balance sheets with changes in value included in mortgage banking income.
2 Derivatives are included in other liabilities in the balance sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2019.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Three months ended June 30		Six months ended June 30
Mortgage revenue bonds	2019	2018	2019	2018
(in thousands)
Beginning balance	$27,970	$15,427	$23,636	$15,427
Principal payments received	—	—	—	—
Purchases	196	—	4,530	—
Unrealized gain (loss) included in other comprehensive income	—	—	—	—
Ending balance	$28,166	$15,427	$28,166	$15,427

ASB holds two mortgage revenue bonds issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of June 30, 2019, the weighted average discount rate was 3.97%, which was derived by incorporating a credit spread over the one month LIBOR rate. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

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

		Fair value measurements
(in thousands)	Balance	Level 1	Level 2	Level 3
June 30, 2019
Loans	$224	$—	$—	$224
December 31, 2018
Loans	77	—	—	77
Real estate acquired in settlement of loans	186	—	—	186

For six months ended June 30, 2019 and 2018, there were no adjustments to fair value for ASB’s loans held for sale.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value (1)
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
June 30, 2019
Home equity line of credit	$199	Fair value of property or collateral	Appraised value less 7% selling cost		N/A (2)
Residential land	25	Fair value of property or collateral	Appraised value less 7% selling cost		N/A (2)
Total loans	$224

December 31, 2018
Home equity line of credit	$77	Fair value of property or collateral	Appraised value less 7% selling cost		N/A (2)
Total loans	$77
Real estate acquired in settlement of loans	$186	Fair value of property or collateral	Appraised value less 7% selling cost		N/A (2)
(1) Represent percent of outstanding principal balance.
(2) N/A - Not applicable. There is one asset in each fair value measurement type.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2018 Form 10-K and should be read in conjunction with such discussion and the 2018 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2018 Form 10-K, as well as the quarterly (as of and for the three and six months ended June 30, 2019) condensed consolidated financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
RESULTS OF OPERATIONS

	Three months ended June 30, 2019%
(in thousands)	2019	2018	change	Primary reason(s)*
Revenues	$715,485	$685,277	4	Increases for the electric utility and bank segments
Operating income	72,634	78,799	(8)	Decrease for bank segment and higher operating losses for the “other” segment, partly offset by an increase for the electric utility segment
Net income for common stock	42,512	46,054	(8)	Lower net income at bank segment and higher net losses at the “other” segment, partly offset by higher net income at the electric utility. See below for effective tax rate explanation.

	Six months ended June 30, 2019%
(in thousands)	2019	2018	change	Primary reason(s)*
Revenues	$1,377,100	$1,331,151	3	Increases for the electric utility and bank segments
Operating income	150,571	150,688	—	Decrease for bank segment and higher operating losses for the “other” segment, offset by an increase for the electric utility segment
Net income for common stock	88,200	86,301	2	Higher net income at the electric utility segment, partly offset by lower net income at the bank segment and higher net losses at the “other” segment. See below for effective tax rate explanation.

*	Also, see segment discussions which follow.
The Company’s effective tax rates for the second quarters of 2019 and 2018 were 18% and 22%, respectively. The Company’s effective tax rates for the first six months of 2019 and 2018 were 19% and 23%, respectively. The effective tax rates were lower for the six months ended June 30, 2019 compared to the same period in 2018 due primarily to the additional amortization of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in federal income tax rate and higher bank-owned life insurance income that is nontaxable.
Economic conditions.
Note: The statistical data in this section is from public third-party sources that management believes to be reliable (e.g., Department of Business, Economic Development and Tourism (DBEDT), Council on Revenues, University of Hawaii Economic Research Organization, U.S. Bureau of Labor Statistics, Department of Labor and Industrial Relations (DLIR), Hawaii Tourism Authority (HTA), Honolulu Board of REALTORS®, Federal Open Market Committee and national and local news media).
Through the first half of 2019, Hawaii’s tourism industry, a significant driver of Hawaii’s economy, showed an increase in visitor arrivals and a decrease in visitor spending. Visitor arrivals increased 4.2% and expenditures decreased -2.0% compared to the same period in 2018. While visitor statistics are mixed year-to-date, DBEDT forecasts full-year growth in visitor arrivals and visitor spending for 2019 and continued annual growth in visitor arrivals and visitor spending through 2022. Looking ahead, the Hawaii Tourism Authority expects scheduled nonstop seats to Hawaii increase as the year progresses, driven primarily by an increase in seats from West Coast, East Coast and Asia. The introduction of Southwest Airlines to the Hawaii market in March 2019 could lead to a potential boost in visitor arrivals.
Hawaii’s unemployment rate remained steady at 2.8% for June 2019, which was higher than the rate for June 2018, but lower than the national unemployment rate of 3.7%.
Hawaii real estate activity, as indicated by the home resale market, experienced a decline in median sales prices for single family homes and condominiums so far in 2019. Median sales prices for single family residential homes on Oahu through June

2019 were lower by -0.5% and for condominiums were lower by -1.4% over the same time period in 2018. The number of closed sales for single family residential homes and condominiums were down by -3.7% and -8.8% respectively through June of 2019 compared to same time period of 2018.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. Although the price of crude oil fluctuates month to month, the price has been increasing over the last few months.
At its June 2019 meeting, the Federal Open Market Committee (FOMC) decided to maintain the target range for the federal funds rate at “2.25% to 2.50%” in view of realized and expected outlook on the labor market conditions and inflation, however, uncertainties around the outlook has increased. The Committee will closely monitor information on the economic outlook and indicated they will act as appropriate to sustain the expansion.
In its County Forecast released in May 2019, the University of Hawaii Economic Research Organization stated that over the past year while growth continues, there has been a slowing of growth across all counties. Their near-term outlook for all counties remains muted, reflecting limits to growth in a tight labor market, mature construction expansion and restrained tourism prospects. The State’s Department of Business, Economic Development & Tourism’s second quarter 2019 Outlook for the Economy report stated that Hawaii’s economy is expected to continue positive growth in 2019 and 2020 based on recent developments in the national and global economics, performance in the tourism industry, labor market conditions and growth in personal income and tax revenues. They are projecting the economy, as measured by real GDP, to show an increase of 1.2% in 2019, followed by 1.3% in 2020.
“Other” segment.

	Three months ended June 30		Six months ended June 30
(in thousands)	2019	2018	2019	2018	Primary reason(s)
Revenues	$14	$47	$82	$75
Operating loss	(4,312)	(3,262)	(9,057)	(7,629)
The second quarters of 2019 and 2018 include $1.2 million and $1.3 million, respectively, of operating income from Pacific Current[1]. Second quarter 2019 corporate expense was $0.9 million higher than the second quarter of 2018, primarily due to higher professional fees. The six months ended June 30, 2019 and 2018 include $1.4 million and $2.3 million, respectively, of operating income from Pacific Current[1]. The lower Pacific Current operating income was primarily due to the hiring of Pacific Current employees. Corporate expense for the second quarter of 2019 was $0.5 million higher than the second quarter of 2018, primarily due to higher professional fees, partly offset by lower incentive compensation accruals and adjustments in the first six months of 2018, as compared to the first six months of 2019.

Net loss	(7,078)	(5,676)	(14,355)	(11,864)
The net loss for the second quarter and first six months of 2019 was higher than the net loss for the second quarter and first six months of 2018 due to higher interest expense (as a result of higher interest rates and balances at corporate), higher HEI corporate expenses.
and lower Pacific Current income, partially offset by a higher income tax benefit.

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
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	June 30, 2019		December 31, 2018
Short-term borrowings—other than bank	$212	5%	$74	2%
Long-term debt, net—other than bank	1,884	43	1,880	45
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,209	51	2,162	52
	$4,339	100%	$4,150	100%
HEI’s commercial paper borrowings and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Six months ended June 30, 2019	June 30, 2019	December 31, 2018
Commercial paper	$40	$50	$49
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility		150	150

Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s external short-term borrowings during the first six months of 2019 was $57 million.
HEI has a $150 million line of credit facility with no amounts outstanding at June 30, 2019. See Note 5 of the Condensed Consolidated Financial Statements.
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
For the first six months of 2019, net cash provided by operating activities of HEI consolidated was $133 million. Net cash used by investing activities for the same period was $275 million, primarily due to capital expenditures and ASB’s net increase in loans, partly offset by ASB’s receipt of repayments from available-for-sale investment securities. Net cash provided by financing activities during this period was $171 million as a result of several factors, including net increases in short-term borrowings and ASB’s deposit liabilities, the issuance of short-term and long-term debt, partly offset by payment of common stock dividends and repayment of long-term debt. During the first six months of 2019, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $51 million and $33 million, respectively.
Dividends.  The payout ratios for the first six months of 2019 and full year 2018 were 79% and 78%, respectively. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company and current and expected future economic conditions.
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
Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.
Electric utility
RESULTS OF OPERATIONS

Three months ended June 30,		Increase
2019	2018	(decrease)		(dollars in millions, except per barrel amounts)
$634	$608	$26		Revenues. Net increase largely due to:
			$7	higher rates
			18	higher fuel oil prices[1]
			5	MPIR for Schofield Generating Station
			3	higher kWh purchased
			(7)	lower kWh generated
182	172	10		Fuel oil expense. Net increase largely due to higher fuel oil prices, partially offset by lower kWh generated
163	161	2		Purchased power expense. Net increase largely due to higher kWh purchased, partially offset by lower purchased power energy price[2]
119	113	6		Operation and maintenance expenses. Net increase largely due to:
			4	higher generation overhaul costs
			1	increase in general liability and environmental reserves
			1	higher preventive/corrective expense for generating facilities
114	108	6		Other expenses. Increase due to higher depreciation expense for plant investments in 2018, coupled with higher revenue taxes from higher revenue
56	55	1		Operating income. Increase due to higher revenue, offset in part by higher operation and maintenance and depreciation expenses
33	31	2		Net income for common stock. Increase due to higher rates and MPIR revenues, offset in part by higher expenses

2,119	2,128	(9)		Kilowatthour sales (millions)[3]
$88.38	$81.84	$6.54		Average fuel oil cost per barrel

Six months ended June 30		Increase
2019	2018	(decrease)		(dollars in millions, except per barrel amounts)
$1,212	$1,179	$33		Revenues. Net increase largely due to:
			$20	higher rates
			17	higher fuel oil prices[1]
			10	MPIR for Schofield Generating Station
			5	higher purchased power energy costs
			(14)	lower kWh generated
			(5)	lower kWh purchased
342	339	3		Fuel oil expense. Net increase largely due to higher fuel oil prices, partially offset by lower kWh generated
297	301	(4)		Purchased power expense. Net decrease largely due to lower kWh purchased and lower capacity charges, partially offset by higher purchased power energy price[2]
237	220	17		Operation and maintenance expenses. Net increase largely due to:
			4	reset of pension costs included in rates as part of rate case decisions
			4	higher outside services for system support (Asset management, Energy Management and Enterprise Systems)
			3	higher generation overhaul costs
			3	higher preventive/corrective expense for generating facilities
			2	higher administrative expense due to less being allocated to capital and billable projects
			2	cost incurred related to third-party mutual assistance work
			1	voluntary retirement bonus payout
			1	higher medical premium costs
			2	increase in general liability, property and environmental reserves
			(3)	2019 PUC approval of deferral treatment for previously-incurred expenses to modify existing generating units on Maui to run at lower loads in order to accept more renewable generation
			(2)	Smart Grid project cost write-off in 2018
223	212	11		Other expenses. Increase due to higher depreciation expense for plant investments in 2018, coupled with higher revenue taxes from higher revenue
112	107	5		Operating income. Increase due to higher revenue, offset in part by higher operation and maintenance and depreciation expenses
65	59	6
Net income for common stock. Increase due to higher rates and MPIR revenues, offset in part by higher expenses and lower allowance for funds under construction (AFUDC) due to lower level of construction work in progress

4,035	4,140	(105)		Kilowatthour sales (millions)[3]
$84.44	$81.26	$3.18		Average fuel oil cost per barrel
464,281	462,547	1,734		Customer accounts (end of period)

1	The rate schedules of the electric utilities currently contain ECACs and ECRCs through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.

2	The rate schedules of the electric utilities currently contain PPACs through which changes in purchase power expenses (except purchased energy costs) are passed on to customers.
3 kWh sales were lower when compared to the same quarter in the prior year due largely to continued energy efficiency and conservation efforts by customers and increasing levels of private customer-sited renewable generation, coupled with cooler and less humid weather.

The Utilities’ effective tax rates for the second quarters of 2019 and 2018 were 19% and 22%, respectively. The Utilities’ effective tax rate for the first six months of 2019 and 2018 were 21% and 23%, respectively. The effective tax rates were lower for the three and six months ended June 30, 2019 compared to the same periods in 2018 due primarily to the amortization of the regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in federal income tax rate.
Hawaiian Electric’s consolidated ROACE was 7.8% and 7.2% for the twelve months ended June 30, 2019 and June 30, 2018, respectively.
The Utilities’ consolidated kWh sales have declined each year since 2007. Year-over-year sales in 2019 are anticipated to be lower on a consolidated basis due to the continued adoption of energy efficiency and distributed energy resources. Cooler, less humid than average weather in the first quarter, which was partially offset by warmer, more humid weather in the second quarter, also contributed to lower sales in the first half of 2019. However, following the adoption of the decoupling model in 2011, revenues are not tied to kWh sales and include annual rate adjustments to revenues. See “Decoupling” in the “Regulatory proceedings” section of Note 3 of the condensed consolidated financial statements for additional information.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of June 30, 2019 amounted to $4 billion, of which approximately 29% related to generation PPE, 62% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 10% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission.
See “Economic conditions” in the “HEI Consolidated” section above.
Executive overview and strategy.  The Utilities provide electricity on all the principal islands in the state, other than Kauai, to approximately 95% of the state’s population and operate five separate grids. The Utilities’ mission is to provide innovative energy leadership for Hawaii, to meet the needs and expectations of customers and communities, and to empower them with affordable, reliable and clean energy. The goal is to create a modern, resilient, flexible and dynamic electric grid that enables an optimal mix of distributed energy resources, such as private rooftop solar, demand response and grid-scale resources to enable the creation of smart, sustainable, resilient communities and achieve the statutory goal of 100% renewable energy by 2045.
Transition to renewable energy.  The Utilities are fully committed to a 100 percent renewable energy future for Hawaii and are partnering with the State of Hawaii in achieving its Renewable Portfolio Standard goal of 100% renewable energy by 2045. Hawaii’s RPS law requires electric utilities to meet an RPS of 30%, 40%, 70% and 100% by December 31, 2020, 2030, 2040 and 2045, respectively. The regulatory framework includes a number of mechanisms designed to provide utility financial stability during the transition toward the state’s 100% renewable energy future. Under the sales decoupling mechanism, the utilities are allowed to recover from customers, target test year revenues, independent of the level of kWh sales, which have declined as privately-owned distributed energy resources have been added to the grid and energy efficiency measures have been put into place. Other regulatory mechanisms reduce regulatory lag, such as the rate adjustment mechanism to provide revenues for escalation in certain O&M expenses and rate base changes between rate cases, and the major project interim recovery mechanism, which allow the utilities to recover and earn on certain approved major capital projects placed into service in between rate cases. See “Decoupling” in Note 3 of the Consolidated Financial Statements.
Integrated Grid Planning. Achieving 100% renewable energy will require modernizing the grid through coordinated energy system planning in partnership with local communities and stakeholders. To accomplish this, the Utilities filed its Integrated Grid Planning (IGP) Report with the PUC on March 1, 2018, which provides an innovative systems approach to energy planning intended to yield the most cost-effective renewable energy pathways that incorporates customer and stakeholder input.
The PUC opened a docket to review the IGP process that the Utilities had proposed, and the resulting plans. In March 2019, the PUC accepted the Utilities’ IGP Work plan submitted on December 14, 2018, which describes the timing and scope of major activities that will occur in the IGP process. The IGP utilizes an inclusive and transparent Stakeholder Engagement model to provide an avenue for interested parties to engage with the Companies and contribute meaningful input throughout the IGP process. Working groups have been established and meet regularly to provide feedback on specific issues and process steps in the IGP.
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
In October 2017, the PUC approved the Utilities request made in December 2015 to defer and recover certain computer software and software development costs for a DR Management System in an amount not to exceed $3.9 million, exclusive of AFUDC, through the Renewable Energy Infrastructure Program Surcharge. The Utilities placed the DR Management System in service in the first quarter of 2019. The Utilities are currently working through the next software update with the vendor, and will submit the final cost report in the fourth quarter of 2019. The Utilities are on track to remain below the $3.9 million budget cap.
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
The PUC held an informal technical conference on July 25, 2019 to review progress and status of the first phase and to solicit recommendations for the second phase. The parties have until August 19, 2019 to propose specific changes to the second phase. The topics that will be covered specific to the second phase are site control, outreach, program capacity, project capacity, credit rate, low to moderate income definition, and the renewable technology to be considered.
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

Regulated returns. Actual and PUC-allowed returns (as of June 30, 2019) were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended June 30, 2019	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	6.55	7.08	6.51	7.68	8.30	8.08	8.00	8.43	7.95
PUC-allowed returns	7.57	7.80	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	(1.02)	(0.72)	(0.92)	(1.82)	(1.20)	(1.42)	(1.50)	(1.07)	(1.55)
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
2 Final D&O was issued on June 29, 2018.
3 A D&O issued on May 16, 2019 approved Maui Electric’s revised revenue requirements filed on April 17, 2019 and final rates which took effect on June 1, 2019.
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
New renewable PPAs.

•
In December 2014, the PUC approved a PPA for Renewable As-Available Energy dated October 3, 2013 between Hawaiian Electric and Na Pua Makani Power Partners, LLC (NPM) for a proposed 24-MW wind farm on Oahu. The NPM wind farm was expected to be placed into service by August 31, 2019, but has been delayed due to an appeal of the decision in the Habitat Conservation Permit contested case. NPM has now received its Habitat Conservation Permit and is working to construct the project.

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

•
In July 2018, the PUC approved Maui Electric’s PPA with Molokai New Energy Partners to purchase solar energy from a PV plus battery storage project. The 4.88 MW project will deliver no more than 2.64 MW at any time to the Molokai system. The project is expected to be in service in 2020.

•
In November 2018, Hawaiian Electric filed with the PUC a PPA for Renewable As-Available Energy dated October 22, 2018 between Hawaiian Electric and EE Ewa, LLC (Palehua) for a proposed 46.8 MW wind farm on Oahu, subject to PUC approval. The project is expected to be in service by December 2022.

Tariffed renewable resources.

•
As of June 30, 2019, there were approximately 474 MW, 101 MW and 112 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of June 30, 2019, an estimated 29% of single family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 17% of the Utilities' total customers have solar systems.

•
The Utilities began accepting energy from feed-in tariff projects in 2011. As of June 30, 2019, there were 33 MW, 3 MW and 5 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

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

In December 2018, the Utilities executed a total of seven renewable generation PPAs utilizing photovoltaic technology paired with a battery storage system for a total of 262 MW, of which six PPAs were approved by the PUC in March 2019 and one PPA for Maui Electric is still under PUC review. In February 2019, Hawaiian Electric filed an additional PPA for a proposed 12.5 MW PV plus battery storage project, subject to PUC approval. Summarized information for a total of 8 PPAs, including one each for Hawaiian Electric and Maui electric that are pending PUC approval, is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	Battery Energy Storage System (BESS) Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	4	139.5	139.5 / 558	9/30/2021 & 12/31/2021	20 & 25	$30.9
Hawaii Electric Light	2	60	60 / 240	7/20/2021 & 6/30/2022	25	14.1
Maui Electric	2	75	75 / 300	7/20/2021 & 6/30/2022	25	17.6
Total	8	274.5	274.5 / 1,098			$62.6
In March 2019, the Utilities received PUC approval to recover the total projected annual payment of $54.9 million for 6 PPAs through the PPAC to the extent such costs are not included in base rates. The remaining $7.7 million of total projected annual payments for 2 PPAs are pending PUC approval.

•
In October 2017, the Utilities filed a draft request for proposal with the PUC for 40 MW of firm renewable generation on Maui (Maui Firm RFP) to be in service by the end of 2022. The Utilities have since decided to move forward with an RFP for variable renewable energy and energy storage.

•
In continuation of its February 2018 request for proposal process, the Utilities issued draft requests for proposals for a stage two procurement with the PUC on April 1, 2019. The second phase, if approved by the PUC, will be open to all variable renewable and storage resources, including efforts to add more renewable solar and wind generation, renewable plus storage, standalone storage and grid services. Draft Final Renewable RFPs for Oahu, Maui and Hawaii Island and Draft Final Grid Services RFP were filed on July 10, 2019. The scope of these RFPs have been expanded to accelerate renewable energy procurements beyond the remainder of the 2022 targets identified in Stage 1 to include the energy from the retiring Kahului Power Plant on Maui and the expiring AES facility on Oahu. For the Grid Services RFP, the targets have been expanded in alignment with the Renewable RFPs.

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
Impact of lava flows on PGV. In May 2018, a lava eruption occurred within the Leilani Estates subdivision and resulted in the shutdown of independent power producer PGV’s facilities. The financial impact to Hawaii Electric Light has not been material. In March 2019, Hawaii Electric Light and PGV entered into a Rebuild Agreement, which sets forth the parties’ respective responsibilities associated with restoration of facilities and reconnection of the PGV facility to the electric grid. In June 2019, Hawaii Electric Light filed an application requesting approval to reconstruct the necessary transmission lines. Hawaii Electric Light and PGV are in negotiations of an amended and restated PPA, which would, among other things, de-link the original PPA from the cost of fossil-fuel.

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

Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	June 30, 2019		December 31, 2018
Short-term borrowings	$162	4%	$25	1%
Long-term debt, net	1,418	40	1,419	41
Preferred stock	34	1	34	1
Common stock equity	1,972	55	1,958	57
	$3,586	100%	$3,436	100%

Information about Hawaiian Electric’s commercial paper borrowings, borrowings from HEI and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Six months ended June 30, 2019	June 30, 2019	December 31, 2018
Short-term borrowings [1]
Commercial paper	$37	$112	$—
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facility	—	200	200

1   The maximum amount of external short-term borrowings by Hawaiian Electric during the first six months of 2019 was approximately $129 million. As of June 30, 2019, Hawaiian Electric had short-term borrowings from Hawaii Electric Light of $5 million and Maui Electric had short-term borrowings from Hawaiian Electric of approximately $25 million.
Hawaiian Electric has a $200 million line of credit facility with no amounts outstanding at June 30, 2019. See Note 5 of the Condensed Consolidated Financial Statements.
On February 26, 2019, the PUC approved Hawaiian Electric and Hawaii Electric Light’s request to issue refunding special purpose revenue bonds (SPRBs) prior to December 31, 2020 to refinance their outstanding Series 2009 SPRBs in the amount of up to $90 million and $60 million, respectively. Pursuant to this approval, on July 18, 2019, the Department issued, at par, Refunding Series 2019 SPRBs in the aggregate principal amount of $150 million with a maturity of July 1, 2039. See Note 5 of the Condensed Consolidated Financial Statements.
On May 24, 2019, the PUC approved the Utilities’ request to issue SPRBs in the amounts of up to $70 million, $2.5 million and $7.5 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, prior to June 30, 2020, to finance the Utilities’ capital improvement programs.
On June 10, 2019, the Hawaii legislature authorized the issuance of up to $700 million of SPRBs ($400 million for Hawaiian Electric, $150 million for Hawaii Electric Light and $150 million for Maui Electric), with PUC approval, prior to June 30, 2024, to finance the Utilities’ multi-project capital improvement programs.
On November 29, 2018, Hawaiian Electric entered into a 364-day, $50 million term loan credit agreement that matures on November 28, 2019. Hawaiian Electric drew the first $25 million on November 29, 2018 and the second $25 million on January 31, 2019.
On January 31, 2019, the Utilities received PUC approval to issue the remaining authorized amounts under the April 2018 Approval in 2019 through 2020 (Hawaiian Electric up to $205 million and Hawaii Electric Light up to $15 million of taxable debt), as well as a supplemental increase to authorize the issuance of additional taxable debt to finance capital expenditures, repay long-term and/or short term debt used to finance or refinance capital expenditures, and/or to reimburse funds used for payment of capital expenditures, and to refinance the Utilities’ 2004 junior subordinated deferrable interest debentures (QUIDS) prior to maturity. In addition, the Utilities received approval to extend the period to issue additional taxable debt from December 31, 2021 to December 31, 2022. The new total “up to” amounts of taxable debt requested to be issued through December 31, 2022 are $410 million, $150 million and $130 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
Pursuant to this approval, on May 13, 2019, the Utilities issued through a private placement, $50 million of unsecured senior notes bearing taxable interest ($30 million for Hawaiian Electric, $10 million for Hawaii Electric Light and $10 million for Maui Electric) to refinance the Utilities’ 2004 junior subordinated deferrable interest debentures. See Note 5 of the Condensed Consolidated Financial Statements. See summary table below.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Taxable debt authorized and issued in 2018 under April 2018 Approval	$75	$15	$10
Remaining authorized amounts under April 2018 Approval	205	15	—
Supplemental increase authorized	100	110	110
Taxable debt issuance to refinance the 2004 QUIDS	30	10	10
Total “up to” amounts of taxable debt authorized through 2022	$410	$150	$130
Remaining authorized amounts	$305	$125	$110
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

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of common stock authorized to issue and sell through 2021	$150.0	$10.0	$10.0
Supplemental increase authorized	280.0	100.0	100.0
Total “up to” amounts of common stock authorized to issue and sell through 2022	430.0	110.0	110.0
Common stock authorized and issued in 2017 and 2018	84.7	—	6.3
Remaining authorized amounts	$345.3	$110	$103.7
Cash flows. The following table reflects the changes in cash flows for the six months ended June 30, 2019 compared to the six months ended June 30, 2018:

	Six months ended June 30,
(in thousands)	2019	2018	Change
Net cash provided by operating activities	$100,816	$69,836	$30,980
Net cash used in investing activities	(197,386)	(195,346)	(2,040)
Net cash provided by financing activities	84,054	133,853	(49,799)
Net cash provided by operating activities. The increase in net cash provided by operating activities was primarily driven by higher cash receipts from customers due to higher rates, partially offset by higher cash paid for fuel oil stock due to higher volume purchased.
Net cash used in investing activities. The decrease in net cash used in investing activities was primarily driven by a decrease in capital goods excise tax credit.
Net cash provided by financing activities. The decrease in net cash provided by financing activities was primarily driven by lower long-term borrowings, partially offset by higher short-term borrowings.
Forecast capital expenditures. For the five-year period 2019 through 2023, the Utilities forecast up to $2.1 billion of net capital expenditures, which could change over time based upon external factors such as the timing and scope of environmental regulations, unforeseen delays in permitting, and the timing and results of PUC decisions. Proceeds from the issuance of equity and long-term debt, cash flows from operating activities, temporary increases in short-term borrowings and existing cash and cash equivalents are expected to provide the funds needed for the net capital expenditures, to pay down commercial paper or other short-term borrowings, as well as to fund any unanticipated expenditures not included in the 2019 to 2023 forecast (such as increases in the costs or acceleration of capital projects or unanticipated capital expenditures that may be required by new environmental laws and regulations).
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

Bank

	Three months ended June 30,		Increase
(in millions)	2019	2018	(decrease)	Primary reason(s)
Interest income	$66	$63	$3
The increase in interest income was primarily the result of an increase in the loan portfolio balances and yields, partly offset by a decrease in balances and yields on the investment portfolio. ASB’s average loan portfolio balance for the three months ended June 30, 2019 increased by $168 million compared to the same period in 2018 due to increases in the average residential, home equity line of credit, consumer and commercial loan portfolios of $57 million, $90 million, $37 million and $17 million, respectively. The yield on loans benefited from the rising interest rate environment over the past year, which resulted in an increase in yields from the total loan portfolio of 17 basis points. ASB’s average investment securities portfolio balance for the three months ended June 30, 2019 decreased by 24 million compared to the same period in 2018 as ASB used the investment portfolio repayments to fund the growth in the loan portfolio. The yield on the investment securities portfolio decreased by 20 basis points due to an increase in the amortization of premiums in the investment portfolio. The average balance of interest-earning deposits decreased by $44 million for the three months ended June 30, 2019 compared to the same period in 2018 as excess liquidity was also used to fund the loan portfolio growth.

Noninterest income	16	14	2
Noninterest income increased for the three months ended June 30, 2019 compared to noninterest income for the three months ended June 30, 2018 primarily due to proceeds from bank owned life insurance policy payouts.

Revenues	82	77	5	The increase in revenues for the three months ended June 30, 2019 compared to the same period in 2018 was due higher interest and noninterest income.
Interest expense	5	3	2
The increase in interest expense for the three months ended June 30, 2019 compared to the same period in 2018 was due to an increase in deposit balances and interest rates. Average deposit balances for the three months ended June 30, 2019 increased by $144 million compared to the same period in 2018 due to an increase in core deposits and time certificates of $96 million and $48 million, respectively. Average cost of deposits for the three months ended June 30, 2019 was 28 basis points, or 6 basis points above the cost of deposits for the same period in 2018. Average other borrowings for the three months ended June 30, 2019 decreased by $16 million compared to the same period in 2018 due to a decrease in FHLB advances. The interest-bearing liability rate for the three months ended June 30, 2019 increased by 8 basis points compared to the same period in 2018.

Provision for loan losses	8	3	5
The provision for loan losses increased for the three months ended June 30, 2019 compared to the provision for loan losses for the three months ended June 30, 2018. The provision for loan losses for 2019 was primarily for additional loan loss reserves for the consumer loan portfolio, increased reserves for an impaired commercial loan and growth in the loan portfolio, partly offset by the release of loan loss reserves for the payoff of a commercial real estate loan and the completion of a commercial real estate construction project. The provision for loan losses for 2018 was primarily for additional loan loss reserves for the consumer and credit-scored loan portfolios and growth in the loan portfolio, partly offset by the release of reserves for improved credit quality of the commercial, commercial real estate and home equity line of credit loan portfolios. Delinquency rates have decreased from 0.54% at June 30, 2018 to 0.51% at June 30, 2019. The annualized net charge-off ratio for the three months ended June 30, 2019 was 0.29% compared to an annualized net charge-off ratio of 0.32% for the same period in 2018. The annualized net charge-off for 2019 benefited from recoveries in the commercial loan portfolio.

Noninterest expense	48	44	4
Noninterest expense increased for the three months ended June 30, 2019 compared to the same period in 2018 primarily due to higher compensation and employee benefits expenses, and higher occupancy expenses. The higher compensation and employee benefits expenses were due to an increase in commissions incentives, an increase in the minimum pay rate for employees and annual merit increases. Occupancy expenses in 2019 included depreciation and occupancy costs related to the new campus while still including the costs of properties being vacated.

Expenses	61	50	11
The increase in expenses for the three months ended June 30, 2019 compared to the same period in 2018 was due to higher interest expense, higher provision for loan losses and higher noninterest expenses.

Operating income	21	27	(6)
The decrease in operating income for the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to higher provision for loan losses, higher interest expense, and higher noninterest expenses partly offset by higher interest and noninterest income.

Net income	17	21	(4)	The decrease in net income for the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to lower operating income.

	Six months ended June 30		Increase
(in millions)	2019	2018	(decrease)	Primary reason(s)
Interest income	$135	$125	$10
The increase in interest income was primarily the result of an increase in balances and yields on earning assets other than interest-earning deposits. ASB’s average investment securities portfolio balance for the six months ended June 30, 2019 increased by $16 million compared to the same period in 2018 as ASB used excess liquidity to purchase investments. The yield on the investment securities portfolio increased by 7 basis points as new investment purchase yields were higher due to the rising interest rate environment. ASB’s average loan portfolio balance for the six months ended June 30, 2019 increased by $163 million compared to the same period in 2018 due to increases in the average residential, home equity line of credit, consumer and commercial loan portfolios of $44 million, $80 million, $38 million and $22 million, respectively. The yield on loans benefited from the rising interest rate environment during the past year, which resulted in an increase in yields from the total loan portfolio of 22 basis points. The average interest-earning deposits balance for the six months ended June 30, 2019 decreased $45 million compared to the same period in 2018.

Noninterest income	30	27	3
Noninterest income increased for the six months ended June 30, 2019 compared to noninterest income for the six months ended June 30, 2018 primarily due to higher bank owned life insurance policy payouts.

Revenues	165	152	13	The increase in revenues for the six months ended June 30, 2019 compared to the same period in 2018 was due higher interest and noninterest income.
Interest expense	9	7	2
The increase in interest expense for the six months ended June 30, 2019 compared to the same period in 2018 was due to higher deposit balances and interest rates. Average deposit balances for the six months ended June 30, 2019 increased by $212 million compared to the same period in 2018 due to an increase in core deposits and time certificates of $169 million and $43 million, respectively. Average cost of deposits for the six months ended June 30, 2019 was 28 basis points, or 7 basis points above the cost of deposits for the same period in 2018. Average other borrowings for the six months ended June 30, 2019 decreased by $44 million compared to the same period in 2018 primarily due to a decrease in repurchase agreements. The interest-bearing liability rate for the six months ended June 30, 2019 increased by 10 basis points compared to the same period in 2018.

Provision for loan losses	15	6	9
The provision for loan losses increased for the six months ended June 30, 2019 compared to the provision for loan losses for the six months ended June 30, 2018. The provision for loan losses for 2019 was due to additional loss reserves for the consumer loan portfolio, increased reserves for an impaired commercial loan and a CRE loan that was downgraded to substandard. The provision for loan losses for 2018 was primarily due to additional loan loss reserves for the consumer loan portfolio, partly offset by the release of reserves for improved credit quality of the commercial and commercial real estate loan portfolios. Delinquency rates have decreased from 0.54% at June 30, 2018 to 0.51% at June 30, 2019. The annualized net charge-off ratio for the six months ended June 30, 2019 was 0.34% compared to an annualized net charge-off ratio of 0.30% for the same period in 2018. The increase was due to higher net charge-offs in the consumer loan portfolio with risk-based pricing.

Noninterest expense	94	87	7
Noninterest expense increased for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to higher compensation and employee benefits expenses, and higher occupancy expenses. The increase in compensation and employee benefits was due to an increase in commissions paid to production-related employees, an increase in the minimum pay rate for employees and annual merit increases. Occupancy expenses in 2019 included depreciation and occupancy costs for the new campus while still including the costs of properties being vacated.

Expenses	118	100	18
The increase in expenses for the six months ended June 30, 2019 compared to the same period in 2018 was due to higher interest expense, higher provision for loan losses and higher noninterest expenses.

Operating income	47	52	(5)
The decrease in operating income for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to higher provision for loan losses, higher interest expense, and higher noninterest expenses, partly offset by higher interest and noninterest income.

Net income	38	40	(2)	The decrease in net income for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to lower operating income.

See Note 4 of the Condensed Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
                       ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

                       ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended June 30		Six months ended June 30
(%)	2019	2018	2019	2018
Return on average assets	0.96	1.20	1.07	1.16
Return on average equity	10.46	13.56	11.76	13.07
Net interest margin	3.82	3.76	3.90	3.76

	Three months ended June 30,
	2019			2018
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$9,212	$55	2.36	$53,677	$240	1.77
FHLB stock	9,785	89	3.62	10,245	77	2.99
Investment securities
Taxable	1,449,233	7,105	1.96	1,485,780	8,182	2.20
Non-taxable	28,096	362	5.09	15,427	162	4.16
Total investment securities	1,477,329	7,467	2.02	1,501,207	8,344	2.22
Loans
Residential 1-4 family	2,177,030	22,480	4.13	2,119,594	21,581	4.07
Commercial real estate	850,037	10,113	4.72	879,748	9,959	4.49
Home equity line of credit	1,022,479	9,841	3.86	932,828	8,354	3.59
Residential land	13,816	172	4.98	16,525	223	5.41
Commercial	609,285	7,022	4.60	592,780	6,814	4.59
Consumer	270,914	9,008	13.34	234,178	7,702	13.19
Total loans [1,2]	4,943,561	58,636	4.74	4,775,653	54,633	4.57
Total interest-earning assets [3]	6,439,887	66,247	4.11	6,340,782	63,294	3.99
Allowance for loan losses	(55,068)			(54,191)
Noninterest-earning assets	683,179			590,493
Total assets	$7,067,998			$6,877,084
Liabilities and shareholder’s equity:
Savings	$2,333,175	$486	0.08	$2,343,928	$411	0.07
Interest-bearing checking	1,040,865	266	0.10	1,030,309	208	0.08
Money market	146,726	255	0.69	125,961	73	0.23
Time certificates	814,518	3,280	1.62	766,148	2,592	1.36
Total interest-bearing deposits	4,335,284	4,287	0.40	4,266,346	3,284	0.31
Advances from Federal Home Loan Bank	33,791	222	2.63	52,176	254	1.95
Securities sold under agreements to repurchase	77,693	189	0.98	75,687	139	0.74
Total interest-bearing liabilities	4,446,768	4,698	0.42	4,394,209	3,677	0.34
Noninterest bearing liabilities:
Deposits	1,847,228			1,772,173
Other	123,371			103,991
Shareholder’s equity	650,631			606,711
Total liabilities and shareholder’s equity	$7,067,998			$6,877,084
Net interest income		$61,549			$59,617
Net interest margin (%) [4]			3.82			3.76

	Six months ended June 30
	2019			2018
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$9,782	$117	2.39	$55,078	$456	1.65
FHLB stock	10,064	185	3.69	10,009	154	3.09
Investment securities
Taxable	1,481,400	17,315	2.34	1,477,468	16,973	2.30
Non-taxable	27,037	691	5.08	15,427	312	4.02
Total investment securities	1,508,437	18,006	2.39	1,492,895	17,285	2.32
Loans
Residential 1-4 family	2,168,703	44,730	4.13	2,124,429	43,428	4.09
Commercial real estate	847,689	20,286	4.77	866,689	19,210	4.42
Home equity line of credit	1,007,338	19,334	3.87	926,951	16,342	3.56
Residential land	13,311	355	5.33	16,485	446	5.41
Commercial	599,054	13,882	4.65	576,743	12,993	4.53
Consumer	270,569	17,909	13.35	232,519	15,014	13.02
Total loans [1,2]	4,906,664	116,496	4.76	4,743,816	107,433	4.54
Total interest-earning assets [3]	6,434,947	134,804	4.20	6,301,798	125,328	3.99
Allowance for loan losses	(53,568)			(53,881)
Noninterest-earning assets	682,718			582,346
Total assets	$7,064,097			$6,830,263
Liabilities and shareholder’s equity:
Savings	$2,334,106	$888	0.08	$2,327,596	$812	0.07
Interest-bearing checking	1,041,387	530	0.10	982,096	282	0.06
Money market	148,577	496	0.67	119,830	99	0.17
Time certificates	822,875	6,625	1.62	779,796	5,048	1.31
Total interest-bearing deposits	4,346,945	8,539	0.40	4,209,318	6,241	0.30
Advances from Federal Home Loan Bank	43,983	575	2.64	51,647	499	1.95
Securities sold under agreements to repurchase	78,232	364	0.94	114,997	390	0.68
Total interest-bearing liabilities	4,469,160	9,478	0.43	4,375,962	7,130	0.33
Noninterest bearing liabilities:
Deposits	1,822,574			1,748,695
Other	128,529			100,892
Shareholder’s equity	643,834			604,714
Total liabilities and shareholder’s equity	$7,064,097			$6,830,263
Net interest income		$125,326			$118,198
Net interest margin (%) [4]			3.90			3.76

1 Includes loans held for sale, at lower of cost or fair value.

[2]
Includes recognition of net deferred loan fees of $0.1 million for the three months ended June 30, 2019 and 2018, and $0.2 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

[3]	For the three months ended and for the six months ended June 30, 2019 and 2018, the taxable-equivalent basis adjustments made to the table above were not material.

[4]	Defined as net interest income, on a fully taxable equivalent basis, as a percentage of average total interest-earning assets.
Earning assets, costing liabilities, contingencies and other factors.  Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on costing liabilities. The interest rate environment has been impacted by disruptions in the financial markets over a period of several years. These conditions have begun to moderate with the interest rate increases in the past year, resulting in an increase in ASB’s net interest income and net interest margin. However, anticipated future interest rate cuts may negatively impact ASB’s net interest income and net interest margin.
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
Home equity — key credit statistics. Attention has been given by regulators and rating agencies to the potential for increased exposure to credit losses associated with home equity lines of credit (HELOC) that were originated during the period of rapid home price appreciation between 2003 and 2007 as they have reached the end of their 10-year, interest-only payment periods. Once the interest-only payment period has ended, payments are reset to include principal repayments along with interest. ASB does not have a large exposure to HELOCs originated between 2003 and 2007. Nearly all of ASB’s HELOC originations prior to 2008 consisted of amortizing equity lines that have structured principal payments during the draw period. These older equity lines represent 1% of the HELOC portfolio and are included in the amortizing balances identified in the loan portfolio table below.

	June 30, 2019	December 31, 2018
Outstanding balance of home equity loans (in thousands)	$1,036,985	$978,237
Percent of portfolio in first lien position	50.9%	49.2%
Annualized net charge-off ratio	—%	0.01%
Delinquency ratio	0.39%	0.46%

			End of draw period – interest only			Current
June 30, 2019	Total	Interest only	2019-2020	2021-2023	Thereafter	amortizing
Outstanding balance (in thousands)	$1,036,985	$768,209	$20,877	$116,616	$630,716	$268,776
% of total	100%	74%	2%	11%	61%	26%

                       The HELOC portfolio makes up 21% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable-rate term loan with a 20-year amortization period. This product type comprises 74% of the total HELOC portfolio and is the current product offering. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed-rate loan with level principal and interest payments. As of June 30, 2019, approximately 24% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option.
Loan portfolio risk elements.  See Note 4 of the Condensed Consolidated Financial Statements.
Investment securities.  ASB’s investment portfolio was comprised as follows:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$131,206	9%	$154,349	10%
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,224,516	85	1,303,291	85
Corporate bonds	51,151	4	49,132	3
Mortgage revenue bonds	28,166	2	23,636	2
Total investment securities	$1,435,039	100%	$1,530,408	100%
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
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Des Moines and securities sold under agreements to repurchase continue to be additional sources of funds. As of June 30,

2019 and December 31, 2018, ASB’s costing liabilities consisted of 98% deposits and 2% other borrowings. The weighted average cost of deposits for the first six months of 2019 and 2018 was 0.28% and 0.21%, respectively.
Federal Home Loan Bank of Des Moines. As of June 30, 2019 ASB had no advances outstanding at the FHLB of Des Moines compared to $45 million as of December 31, 2018. As of June 30, 2019, the unused borrowing capacity with the FHLB of Des Moines was $2.2 billion. The FHLB of Des Moines continues to be an important source of liquidity for ASB.
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
As of June 30, 2019, ASB had an unrealized loss, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $0.8 million compared to an unrealized loss, net of taxes, of $24.4 million as of December 31, 2018. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first six months of 2019, ASB recorded a provision for loan losses of $14.6 million due to increased loan loss reserves for growth in the loan portfolio, additional loss reserves for the consumer loan portfolio, and increased reserves for an impaired commercial loan and a commercial real estate loan that were downgraded. During the first six months of 2018, ASB recorded a provision for loan losses of $6.3 million primarily due to additional loan loss reserves for the consumer loan portfolio, partly offset by the release of reserves for the commercial loan portfolio due to improved credit quality.

	Six months ended June 30		Year ended December 31,
(in thousands)	2019	2018	2018
Allowance for loan losses, January 1	$52,119	$53,637	$53,637
Provision for loan losses	14,558	6,304	14,745
Less: net charge-offs	8,252	7,138	16,263
Allowance for loan losses, end of period	$58,425	$52,803	$52,119
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.34%	0.30%	0.34%
ASB maintains a reserve for credit losses that consists of two components, the allowance for loan losses and a reserve for unfunded loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in other noninterest expense. As of June 30, 2019 and December 31, 2018, the reserve for unfunded loan commitments was $1.7 million.
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
The final rule was effective January 1, 2015 for ASB and as of June 30, 2019, ASB met the new capital requirements (see “Financial Condition” for a summary of ASB’s capital ratios).
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
Covered Savings Associations. On May 24, 2019, the OCC issued a final rule to allow federal savings associations with total consolidated assets of $20 billion or less, as reported by the association to the OCC on its call report as of December 31, 2017, to elect to operate as covered savings associations. A covered savings association generally has the same rights and privileges as a national bank that has its main office situated in the same location as the home office of the covered savings association, with some exceptions. It is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that apply to a national bank, with some exceptions, and must comply with certain rules and regulations applicable to the powers and investments of a national bank. A covered savings association is not required to comply with the lending and investment limits in HOLA and is not required to be a qualified thrift lender under HOLA. Finally, a covered savings association is not permitted to retain or engage in any subsidiaries, assets, or activities that are not permissible for a national bank. ASB has initiated a preliminary examination of the benefits and disadvantages of such an election with the preservation of being held by a unitary thrift holding company in mind, and has not reached a decision on the election at this time.

FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	June 30, 2019	December 31, 2018	% change
Total assets	$7,164	$7,028	2
Investment securities	1,435	1,530	(6)
Loans held for investment, net	4,950	4,791	3
Deposit liabilities	6,257	6,159	2
Other bank borrowings	111	110	1
As of June 30, 2019, ASB was one of Hawaii’s largest financial institutions based on assets of $7.2 billion and deposits of $6.3 billion.

As of June 30, 2019, ASB’s unused FHLB borrowing capacity was approximately $2.2 billion. As of June 30, 2019, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.8 billion, of which commitments to borrowers whose loan terms have been modified in troubled debt restructurings were nil. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the six months ended June 30, 2019, net cash provided by ASB’s operating activities was $41 million. Net cash used during the same period by ASB’s investing activities was $67 million, primarily due to a net increase in loans of $174 million, additions to premises and equipment of $20 million, purchases of available-for-sale securities of $5 million and contributions to low income housing investments of $4 million, partly offset by the receipt of repayments from available-for-sale investment securities of $124 million, proceeds from the redemption of bank owned life insurance policies of $6 million and the receipt of held-to-maturity investment securities of $5 million. Net cash provided by financing activities during this period was $68 million, primarily due to increases in deposit liabilities of $99 million partly offset by $33 million in common stock dividends to HEI (through ASB Hawaii).
For the six months ended June 30, 2018, net cash provided by ASB’s operating activities was $45 million. Net cash used during the same period by ASB’s investing activities was $190 million, primarily due to purchases of available-for-sale investment securities of $134 million, a net increase in loans of $112 million, additions to premises and equipment of $40 million, and purchases of held-to-maturity investment securities of $20 million, partly offset by receipt of repayments from available-for-sale investment securities of $108 million, and proceeds from the sale of commercial loans of $7 million. Net cash provided by financing activities during this period was $140 million, primarily due to increases in deposit liabilities of $123 million and a net increase in other borrowings of $38 million, partly offset by $22 million in common stock dividends to HEI (through ASB Hawaii).
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of June 30, 2019, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a Common equity Tier-1 ratio of 12.8% (6.5%), a Tier-1 capital ratio of 12.8% (8.0%), a Total capital ratio of 14.0% (10.0%) and a Tier-1 leverage ratio of 8.7% (5.0%). As of December 31, 2018, ASB was well-capitalized with a common equity Tier-1 ratio of 12.8%, Tier-1 capital ratio of 12.8%, a Total capital ratio of 13.9% and a Tier-1 leverage ratio of 8.7%. All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to HEI (through ASB Hawaii).
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
ASB’s interest-rate risk sensitivity measures as of June 30, 2019 and December 31, 2018 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
+300	3.3%	2.5%	14.3%	10.0%
+200	2.6	1.9	11.5	8.1
+100	1.5	1.1	7.3	5.1
-100	(2.4)	(2.3)	(13.2)	(11.0)
ASB’s NII sensitivity profile was more asset sensitive as of June 30, 2019 compared to December 31, 2018. The decrease in long term market rates increased prepayment expectations, resulting in higher reinvestment opportunity for the fixed-rate mortgage and mortgage-backed investment portfolios. In addition, mix shifts in the bank’s funding base resulted in less sensitivity on the liability side.
EVE sensitivity increased as of June 30, 2019 compared to December 31, 2018 as the duration of assets shortened while the duration of liabilities lengthened. The downward shift in the yield curve led to faster prepayment expectations and shortened the durations of the fixed-rate mortgage and mortgage-backed investment portfolios, while lengthening core deposit duration.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of HEI common shares were made on the open market during the second quarter of 2019 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2019	35,070	$41.27	—	NA
May 1 to 31, 2019	20,495	$41.55	—	NA
June 1 to 30, 2019	199,984	$42.92	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
** The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 34,290 of the 35,070 shares, 14,995 of the 20,495 shares and 137,331 of the 199,984 shares were purchased for the DRIP; none of the 35,070 shares, 5,500 of the 20,495 shares and 51,756 of the 199,984 shares were purchased for the HEIRSP; and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 5. Other Information
Director Appointed to Fill Vacancy of Retiring HEI Board Member
On July 31, 2019, the HEI Board elected Micah A. Kane to serve as a director of HEI and a member of its Nominating and Corporate Governance (NCG) Committee, both effective August 1, 2019. Mr. Kane was elected to fill the vacancies on the Board and on the NCG Committee created by the retirement of Dr. James K. Scott, who retired from the Board effective July 31, 2019.
Mr. Kane’s extensive leadership experience and in-depth understanding of the communities HEI serves will add to the Board’s oversight of HEI’s Hawaii-focused strategy and operations. Among other leadership roles, Mr. Kane’s experience includes serving as President and CEO of Hawaii Community Foundation; as a trustee of Kamehameha Schools, a private school system established under the will of Princess Bernice Pauahi Bishop to educate Native Hawaiians; and as a director on the board of HEI’s electric utility subsidiary, Hawaiian Electric Company.
There are no arrangements or understandings between Mr. Kane and any other person pursuant to which he was selected as a director and no related person transactions within the meaning of Item 404(a) of Regulation S-K between Mr. Kane and the Company. The Board has determined that Mr. Kane is independent pursuant to the Company’s Categorical Standards of Director Independence and the New York Stock Exchange listing standards and satisfies all applicable requirements for NCG Committee service.
Mr. Kane will participate in the Company’s standard non-employee director compensation program, as described in the Company’s Proxy Statement dated March 25, 2019. Additionally, HEI and Mr. Kane will enter into an indemnity agreement in the same form that the Company has entered into with each of its existing directors. The form of such indemnity agreement was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

Item 6. Exhibits

HEI Exhibit 4.1
Amendment 2014-1 to Hawaiian Electric Industries Retirement Savings Plan, effective as of January 1, 2015 (incorporated by reference to Exhibit 4.4 to Registration Statement filed on June 27, 2019 on Form S-8 Registration no. 333-232360)

HEI Exhibit 4.2
Amendment 2015-1 to Hawaiian Electric Industries Retirement Savings Plan, effective as of February 1, 2015 (incorporated by reference to Exhibit 4.5 to Registration Statement filed on June 27, 2019 on Form S-8 Registration no. 333-232360)

HEI Exhibit 4.3
Amendment 2015-2 to Hawaiian Electric Industries Retirement Savings Plan, effective as of February 1, 2015 (incorporated by reference to Exhibit 4.6 to Registration Statement filed on June 27, 2019 on Form S-8 Registration no. 333-232360)

HEI Exhibit 4.4
Amendment 2019-1 to Hawaiian Electric Industries Retirement Savings Plan, effective as of May 6, 2019 (incorporated by reference to Exhibit 4.7 to Registration Statement filed on June 27, 2019 on Form S-8 Registration no. 333-232360)

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Gregory C. Hazelton (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

HEI Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

HEI Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Alan M. Oshima (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Alan M. Oshima
	Constance H. Lau		Alan M. Oshima
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Gregory C. Hazelton	By	/s/ Tayne S. Y. Sekimura
	Gregory C. Hazelton		Tayne S. Y. Sekimura
	Executive Vice President, Chief Financial		Senior Vice President
	Officer and Treasurer		and Chief Financial Officer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: August 2, 2019		Date: August 2, 2019