Form 10-Q
period 2019-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2019-11-01
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
 OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Exact Name of Registrant as Specified in Its Charter	Commission File Number	I.R.S. Employer Identification No.
HAWAIIAN ELECTRIC INDUSTRIES, INC.	1-8503	99-0208097
and Principal Subsidiary
HAWAIIAN ELECTRIC COMPANY, INC.	1-4955	99-0040500
State of Hawaii
(State or other jurisdiction of incorporation or organization)

Hawaiian Electric Industries, Inc. – 1001 Bishop Street, Suite 2900, Honolulu, Hawaii  96813
Hawaiian Electric Company, Inc. – 1001 Bishop Street, Suite, 2500, Honolulu, Hawaii  96813
(Address of principal executive offices and zip code)

Hawaiian Electric Industries, Inc. – (808) 543-5662
Hawaiian Electric Company, Inc. – (808) 543-7771
(Registrant’s telephone number, including area code)
900 Richards Street, Honolulu, Hawaii 96813 - Hawaiian Electric Company, Inc. (Hawaiian Electric)
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

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒
Securities registered pursuant to 12(b) of the Act:
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding October 25, 2019
Hawaiian Electric Industries, Inc. (Without Par Value)	108,972,564	Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	16,751,488	Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2019

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2019 and 2018
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and nine months ended September 30, 2019 and 2018
3		Condensed Consolidated Balance Sheets (unaudited) - September 30, 2019 and December 31, 2018
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three and nine months ended September 30, 2019 and 2018
5		Condensed Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2019 and 2018
Hawaiian Electric Company, Inc. and Subsidiaries
6		Condensed Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2019 and 2018
6		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and nine months ended September 30, 2019 and 2018
7		Condensed Consolidated Balance Sheets (unaudited) - September 30, 2019 and December 31, 2018
8		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three and nine months ended September 30, 2019 and 2018
9		Condensed Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2019 and 2018
10		Notes to Condensed Consolidated Financial Statements (unaudited)
57	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
57		HEI consolidated
60		Electric Utilities
70		Bank
77	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
78	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
80	Item 1.	Legal Proceedings
80	Item 1A.	Risk Factors
80	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
81	Item 6.	Exhibits
82	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2019
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

•
the risks inherent in changes in the value of the Company’s pension and other retirement plan assets and ASB’s securities available for sale, and the risks inherent in changes in the value of the Company’s pension liabilities, including changes driven by interest rates;

•
changes in laws, regulations (including tax regulations), market conditions, interest rates and other factors that result in changes in assumptions used to calculate retirement benefits costs and funding requirements;

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

•
the ability of the Utilities to develop, implement and recover the costs of implementing the Utilities’ action plans included in their updated Power Supply Improvement Plans, Demand Response Portfolio Plan, Distributed Generation Interconnection Plan, Grid Modernization Plans, and business model changes, which have been and are continuing to be developed and updated in response to the orders issued by the PUC, the PUC’s April 2014 statement of its inclinations on the future of Hawaii’s electric utilities and the vision, business strategies and regulatory policy changes required to align the Utilities’ business model with customer interests and the state’s public policy goals, and subsequent orders of the PUC;

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

•	failure to achieve cost savings consistent with the minimum $246 million in Enterprise Resource Planning/Enterprise Asset Management
(ERP/EAM) project-related benefits (including $150 million in operation and maintenance (O&M) benefits) to be delivered to customers over its 12-year estimated useful life;

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

•
the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” in 2020, which may require an increase in the allowance for loan losses and result in more volatility in the provision for loan losses;

•	changes in ASB’s deposit cost or mix which may have an adverse impact on ASB’s cost of funds;

•
unanticipated changes from the expected discontinuance of LIBOR and the transition to an alternative reference rate, which may include adverse impacts to the Company’s cost of capital, loan portfolio and interest income on loans;

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

•	the Company’s reliance on third parties and the risk of their non-performance;

•	the impact of activism that could delay the construction, or preclude the completion, of third-party or Utility projects that are required to meet electricity demand and RPS goals; and

•
other risks or uncertainties described elsewhere in this report and in other reports (e.g., “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K) previously and subsequently filed by HEI and/or Hawaiian Electric with the Securities and Exchange Commission.

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

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands, except per share amounts)	2019	2018	2019	2018
Revenues
Electric utility	$688,330	$687,409	$1,900,609	$1,865,962
Bank	83,201	80,496	247,940	233,019
Other	4	143	86	218
Total revenues	771,535	768,048	2,148,635	2,099,199
Expenses
Electric utility	616,537	613,373	1,716,562	1,685,413
Bank	54,240	53,232	171,605	153,951
Other	3,450	3,379	12,589	11,083
Total expenses	674,227	669,984	1,900,756	1,850,447
Operating income (loss)
Electric utility	71,793	74,036	184,047	180,549
Bank	28,961	27,264	76,335	79,068
Other	(3,446)	(3,236)	(12,503)	(10,865)
Total operating income	97,308	98,064	247,879	248,752
Retirement defined benefits expense—other than service costs	(648)	(1,276)	(2,172)	(4,673)
Interest expense, net—other than on deposit liabilities and other bank borrowings	(22,425)	(22,523)	(69,081)	(66,042)
Allowance for borrowed funds used during construction	1,208	1,006	3,465	3,815
Allowance for equity funds used during construction	3,250	1,962	9,335	8,239
Income before income taxes	78,693	77,233	189,426	190,091
Income taxes	14,803	10,862	36,390	36,473
Net income	63,890	66,371	153,036	153,618
Preferred stock dividends of subsidiaries	471	471	1,417	1,417
Net income for common stock	$63,419	$65,900	$151,619	$152,201
Basic earnings per common share	$0.58	$0.61	$1.39	$1.40
Diluted earnings per common share	$0.58	$0.60	$1.39	$1.40
Weighted-average number of common shares outstanding	108,973	108,879	108,941	108,847
Net effect of potentially dilutive shares	390	176	437	243
Weighted-average shares assuming dilution	109,363	109,055	109,378	109,090
 This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2019	2018	2019	2018
Net income for common stock	$63,419	$65,900	$151,619	$152,201
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of (taxes) benefits of $(1,557), $1,876, $(10,194) and $8,335, respectively	4,253	(5,123)	27,846	(22,768)
Reclassification adjustment for net realized gains included in net income, net of taxes of $175, nil, $175, and nil, respectively	(478)	—	(478)	—
Derivatives qualifying as cash flow hedges:
Unrealized interest rate hedging losses arising during the period, net of tax benefits of $208, nil, $577 and nil, respectively	(600)	—	(1,663)	—
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $741, $1,832, $2,482 and $5,486, respectively	2,615	5,259	7,621	15,755
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $865, $1,639, $2,459 and $4,916, respectively	(2,493)	(4,725)	(7,089)	(14,174)
Other comprehensive income (loss), net of taxes	3,297	(4,589)	26,237	(21,187)
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$66,716	$61,311	$177,856	$131,014
 This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$176,988	$169,208
Accounts receivable and unbilled revenues, net	311,235	325,672
Available-for-sale investment securities, at fair value	1,210,748	1,388,533
Held-to-maturity investment securities, at amortized cost	132,704	141,875
Stock in Federal Home Loan Bank, at cost	9,953	9,958
Loans held for investment, net	5,031,296	4,790,902
Loans held for sale, at lower of cost or fair value	17,115	1,805
Property, plant and equipment, net of accumulated depreciation of $2,762,118 and $2,659,230 at September 30, 2019 and December 31, 2018, respectively	5,006,394	4,830,118
Operating lease right-of-use assets	213,910	—
Regulatory assets	749,174	833,426
Other	576,263	530,364
Goodwill	82,190	82,190
Total assets	$13,517,970	$13,104,051
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$189,244	$214,773
Interest and dividends payable	32,338	28,254
Deposit liabilities	6,196,223	6,158,852
Short-term borrowings—other than bank	163,836	73,992
Other bank borrowings	129,190	110,040
Long-term debt, net—other than bank	1,885,454	1,879,641
Deferred income taxes	393,140	372,518
Operating lease liabilities	213,166	—
Regulatory liabilities	963,740	950,236
Defined benefit pension and other postretirement benefit plans liability	534,670	538,384
Other	539,987	580,788
Total liabilities	11,240,988	10,907,478
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 108,972,564 shares and 108,879,245 shares at September 30, 2019 and December 31, 2018, respectively	1,676,411	1,669,267
Retained earnings	590,651	543,623
Accumulated other comprehensive loss, net of tax benefits	(24,373)	(50,610)
Total shareholders’ equity	2,242,689	2,162,280
Total liabilities and shareholders’ equity	$13,517,970	$13,104,051
 This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2018	108,879	$1,669,267	$543,623	$(50,610)	$2,162,280
Net income for common stock	—	—	45,688	—	45,688
Other comprehensive income, net of taxes	—	—	—	9,241	9,241
Share-based expenses and other, net	58	1,166	—	—	1,166
Common stock dividends (32¢ per share)	—	—	(34,860)	—	(34,860)
Balance, March 31, 2019	108,937	1,670,433	554,451	(41,369)	2,183,515
Net income for common stock	—	—	42,512	—	42,512
Other comprehensive income, net of taxes	—	—	—	13,699	13,699
Share-based expenses and other, net	35	3,720	—	—	3,720
Common stock dividends (32¢ per share)	—	—	(34,860)	—	(34,860)
Balance, June 30, 2019	108,972	1,674,153	562,103	(27,670)	2,208,586
Net income for common stock	—	—	63,419	—	63,419
Other comprehensive income, net of taxes	—	—	—	3,297	3,297
Share-based expenses and other, net	1	2,258	—	—	2,258
Common stock dividends (32¢ per share)	—	—	(34,871)	—	(34,871)
Balance, September 30, 2019	108,973	$1,676,411	$590,651	$(24,373)	$2,242,689
Balance, December 31, 2017	108,788	$1,662,491	$476,836	$(41,941)	$2,097,386
Net income for common stock	—	—	40,247	—	40,247
Other comprehensive loss, net of tax benefits	—	—	—	(12,773)	(12,773)
Share-based expenses and other, net	53	658	—	—	658
Common stock dividends (31¢ per share)	—	—	(33,741)	—	(33,741)
Balance, March 31, 2018	108,841	1,663,149	483,342	(54,714)	2,091,777
Net income for common stock	—	—	46,054	—	46,054
Other comprehensive loss, net of tax benefits	—	—	—	(3,825)	(3,825)
Share-based expenses and other, net	38	2,752	—	—	2,752
Common stock dividends (31¢ per share)	—	—	(33,740)	—	(33,740)
Balance, June 30, 2018	108,879	1,665,901	495,656	(58,539)	2,103,018
Net income for common stock	—	—	65,900	—	65,900
Other comprehensive loss, net of tax benefits	—	—	—	(4,589)	(4,589)
Share-based expenses and other, net	—	1,470	—	—	1,470
Common stock dividends (31¢ per share)	—	—	(33,754)	—	(33,754)
Balance, September 30, 2018	108,879	$1,667,371	$527,802	$(63,128)	$2,132,045
 This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$153,036	$153,618
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	172,307	159,646
Other amortization	35,553	31,473
Provision for loan losses	17,873	12,337
Loans originated, held for sale	(190,700)	(105,956)
Proceeds from sale of loans, held for sale	177,345	109,335
Deferred income taxes	265	10,823
Share-based compensation expense	8,142	5,891
Allowance for equity funds used during construction	(9,335)	(8,239)
Other	(11,540)	(4,524)
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	12,373	(79,128)
Increase in fuel oil stock	(3,438)	(5,060)
Decrease (increase) in regulatory assets	54,274	(6,474)
Increase (decrease) in accounts, interest and dividends payable	215	(7,122)
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(32,436)	(32,006)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	(2,794)	7,517
Change in other assets and liabilities	(39,712)	15,548
Net cash provided by operating activities	341,428	257,679
Cash flows from investing activities
Available-for-sale investment securities purchased	(4,823)	(190,411)
Principal repayments on available-for-sale investment securities	194,845	168,334
Proceeds from sale of available-for-sale investment securities	19,810	—
Purchases of held-to-maturity investment securities	—	(62,096)
Principal repayments of held-to-maturity investment securities	9,183	4,007
Purchase of stock from Federal Home Loan Bank	(80,475)	(9,933)
Redemption of stock from Federal Home Loan Bank	80,480	11,480
Net increase in loans held for investment	(258,064)	(96,212)
Proceeds from sale of commercial loans	—	7,149
Capital expenditures	(332,273)	(380,623)
Contributions to low income housing investments	(5,612)	(7,714)
Other	3,495	14,258
Net cash used in investing activities	(373,434)	(541,761)
Cash flows from financing activities
Net increase in deposit liabilities	37,371	137,443
Net increase in short-term borrowings with original maturities of three months or less	64,844	85,369
Net increase (decrease) in other bank borrowings with original maturities of three months or less	19,150	(17,374)
Proceeds from issuance of short-term debt	25,000	—
Proceeds from issuance of long-term debt	208,970	100,000
Repayment of long-term debt and funds transferred for redemption of special purpose revenue bonds	(204,278)	(1,867)
Withheld shares for employee taxes on vested share-based compensation	(997)	(996)
Common stock dividends	(104,591)	(101,235)
Preferred stock dividends of subsidiaries	(1,417)	(1,417)
Other	(4,266)	(5,668)
Net cash provided by financing activities	39,786	194,255
Net increase (decrease) in cash and cash equivalents	7,780	(89,827)
Cash and cash equivalents, beginning of period	169,208	261,881
Cash and cash equivalents, end of period	$176,988	$172,054

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2019	2018	2019	2018
Revenues	$688,330	$687,409	$1,900,609	$1,865,962
Expenses
Fuel oil	199,093	206,551	541,322	545,236
Purchased power	175,037	177,590	472,336	478,238
Other operation and maintenance	124,415	113,553	361,805	333,805
Depreciation	53,935	50,983	161,795	151,810
Taxes, other than income taxes	64,057	64,696	179,304	176,324
Total expenses	616,537	613,373	1,716,562	1,685,413
Operating income	71,793	74,036	184,047	180,549
Allowance for equity funds used during construction	3,250	1,962	9,335	8,239
Retirement defined benefits expense—other than service costs	(723)	(682)	(2,127)	(2,934)
Interest expense and other charges, net	(17,429)	(18,968)	(53,945)	(54,822)
Allowance for borrowed funds used during construction	1,208	1,006	3,465	3,815
Income before income taxes	58,099	57,354	140,775	134,847
Income taxes	10,822	7,144	27,800	24,995
Net income	47,277	50,210	112,975	109,852
Preferred stock dividends of subsidiaries	228	228	686	686
Net income attributable to Hawaiian Electric	47,049	49,982	112,289	109,166
Preferred stock dividends of Hawaiian Electric	270	270	810	810
Net income for common stock	$46,779	$49,712	$111,479	$108,356
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2019	2018	2019	2018
Net income for common stock	$46,779	$49,712	$111,479	$108,356
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $874, $1,648, $2,484 and $4,945, respectively	2,519	4,753	7,162	14,259
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $865, $1,639, $2,459 and $4,916, respectively	(2,493)	(4,725)	(7,089)	(14,174)
Other comprehensive income, net of taxes	26	28	73	85
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$46,805	$49,740	$111,552	$108,441
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	September 30, 2019	December 31, 2018
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$51,330	$49,667
Plant and equipment	7,097,286	6,809,671
Less accumulated depreciation	(2,686,388)	(2,577,342)
Construction in progress	226,556	233,145
Utility property, plant and equipment, net	4,688,784	4,515,141
Nonutility property, plant and equipment, less accumulated depreciation of $110 and $1,255 as of September 30, 2019 and December 31, 2018, respectively	6,958	6,961
Total property, plant and equipment, net	4,695,742	4,522,102
Current assets
Cash and cash equivalents	32,507	35,877
Customer accounts receivable, net	163,093	177,896
Accrued unbilled revenues, net	123,820	121,738
Other accounts receivable, net	4,618	6,215
Fuel oil stock, at average cost	84,543	79,935
Materials and supplies, at average cost	60,810	55,204
Prepayments and other	46,321	32,118
Regulatory assets	32,951	71,016
Total current assets	548,663	579,999
Other long-term assets
Operating lease right-of-use assets	192,254	—
Regulatory assets	716,316	762,410
Other	107,993	102,992
Total other long-term assets	1,016,563	865,402
Total assets	$6,260,968	$5,967,503
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 16,751,488 shares at September 30, 2019 and December 31, 2018)	$111,696	$111,696
Premium on capital stock	681,305	681,305
Retained earnings	1,200,081	1,164,541
Accumulated other comprehensive income, net of taxes-retirement benefit plans	172	99
Common stock equity	1,993,254	1,957,641
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,322,255	1,418,802
Total capitalization	3,349,802	3,410,736
Commitments and contingencies (Note 3)
Current liabilities
Current portion of operating lease liabilities	62,758	—
Current portion of long-term debt	95,965	—
Short-term borrowings from non-affiliates	112,353	25,000
Accounts payable	152,562	171,791
Interest and preferred dividends payable	27,540	23,215
Taxes accrued, including revenue taxes	204,839	233,333
Regulatory liabilities	19,516	17,977
Other	67,899	60,003
Total current liabilities	743,432	531,319
Deferred credits and other liabilities
Operating lease liabilities	128,812	—
Deferred income taxes	392,561	383,197
Regulatory liabilities	944,224	932,259
Unamortized tax credits	90,720	91,522
Defined benefit pension and other postretirement benefit plans liability	500,186	503,659
Other	111,231	114,811
Total deferred credits and other liabilities	2,167,734	2,025,448
Total capitalization and liabilities	$6,260,968	$5,967,503
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2018	16,751	$111,696	$681,305	$1,164,541	$99	$1,957,641
Net income for common stock	—	—	—	32,126	—	32,126
Other comprehensive income, net of taxes	—	—	—	—	24	24
Common stock dividends	—	—	—	(25,313)	—	(25,313)
Balance, March 31, 2019	16,751	111,696	681,305	1,171,354	123	1,964,478
Net income for common stock	—	—	—	32,574	—	32,574
Other comprehensive income, net of taxes	—	—	—	—	23	23
Common stock dividends	—	—	—	(25,313)	—	(25,313)
Balance, June 30, 2019	16,751	111,696	681,305	1,178,615	146	1,971,762
Net income for common stock	—	—	—	46,779	—	46,779
Other comprehensive income, net of taxes	—	—	—	—	26	26
Common stock dividends	—	—	—	(25,313)	—	(25,313)
Balance, September 30, 2019	16,751	$111,696	$681,305	$1,200,081	$172	$1,993,254
Balance, December 31, 2017	16,142	$107,634	$614,675	$1,124,193	$(1,219)	$1,845,283
Net income for common stock	—	—	—	27,475	—	27,475
Other comprehensive income, net of taxes	—	—	—	—	31	31
Common stock dividends	—	—	—	(25,826)	—	(25,826)
Common stock issuance expenses	—	—	(8)	—	—	(8)
Balance, March 31, 2018	16,142	107,634	614,667	1,125,842	(1,188)	1,846,955
Net income for common stock	—	—	—	31,169	—	31,169
Other comprehensive income, net of taxes	—	—	—	—	26	26
Common stock dividends	—	—	—	(25,826)	—	(25,826)
Balance, June 30, 2018	16,142	107,634	614,667	1,131,185	(1,162)	1,852,324
Net income for common stock	—	—	—	49,712	—	49,712
Other comprehensive income, net of taxes	—	—	—	—	28	28
Common stock dividends	—	—	—	(25,827)	—	(25,827)
Balance, September 30, 2018	16,142	$107,634	$614,667	$1,155,070	$(1,134)	$1,876,237
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$112,975	$109,852
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	161,795	151,810
Other amortization	21,476	19,823
Deferred income taxes	(1,386)	12,835
Allowance for equity funds used during construction	(9,335)	(8,239)
Other	(5,629)	(1,952)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	14,337	(53,139)
Increase in accrued unbilled revenues	(2,082)	(20,648)
Increase in fuel oil stock	(4,608)	(4,949)
Increase in materials and supplies	(5,606)	(4,110)
Decrease (increase) in regulatory assets	54,274	(6,474)
Decrease in accounts payable	(9,261)	(8,712)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(32,094)	(37,137)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	(2,837)	5,888
Change in other assets and liabilities	(9,401)	38,874
Net cash provided by operating activities	282,618	193,722
Cash flows from investing activities
Capital expenditures	(297,807)	(310,369)
Other	2,662	9,811
Net cash used in investing activities	(295,145)	(300,558)
Cash flows from financing activities
Common stock dividends	(75,939)	(77,479)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,496)	(1,496)
Proceeds from issuance of short-term debt	25,000	—
Proceeds from issuance of long-term debt	200,000	100,000
Repayment of long-term debt and funds transferred for redemption of special purpose revenue bonds	(201,546)	—
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	62,353	80,914
Other	785	(396)
Net cash provided by financing activities	9,157	101,543
Net decrease in cash and cash equivalents	(3,370)	(5,293)
Cash and cash equivalents, beginning of period	35,877	12,517
Cash and cash equivalents, end of period	$32,507	$7,224
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
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of September 30, 2019 and December 31, 2018 and the results of their operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
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
The Company has assembled a cross-functional team that continues to work through its implementation plan. The Company is in the final stages of validating and testing the models that will be used to calculate the credit loss reserve for its loan portfolio and is conducting parallel runs of its new processes and controls. The allowance for credit losses is a material

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

estimate of the Company, and given the change from an incurred loss model to a methodology that considers the credit loss over the expected life of the loan, the Company believes that the allowance for loan losses for its loans held for investment will increase at the adoption date. The magnitude of the increase will depend on the composition, characteristics and quality of its loans and off balance sheet credit exposures as well as the prevailing economic conditions as of the adoption date. Based on its assessment, the Company does not expect that the new standard will have a material impact to the Utilities’ customer and other accounts receivables and accrued unbilled revenue. The Company will continue to make refinements to its credit loss model throughout the remainder of 2019 and plans to adopt ASU No. 2016-13 in the first quarter of 2020. The guidance is to be applied on a modified retrospective basis with the cumulative effect of initially applying the amendments recognized in retained earnings at the date of initial application (January 1, 2020), and the Company expects the bank to remain well capitalized under the regulatory framework after the initial application of ASU No. 2016-03.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 2 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended September 30, 2019
Revenues from external customers	$688,299	$83,201	$35	$771,535
Intersegment revenues (eliminations)	31	—	(31)	—
Revenues	$688,330	$83,201	$4	$771,535
Income (loss) before income taxes	$58,099	$29,157	$(8,563)	$78,693
Income taxes (benefit)	10,822	6,269	(2,288)	14,803
Net income (loss)	47,277	22,888	(6,275)	63,890
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	$46,779	$22,888	$(6,248)	$63,419
Nine months ended September 30, 2019
Revenues from external customers	$1,900,552	$247,940	$143	$2,148,635
Intersegment revenues (eliminations)	57	—	(57)	—
Revenues	$1,900,609	$247,940	$86	$2,148,635
Income (loss) before income taxes	$140,775	$76,611	$(27,960)	$189,426
Income taxes (benefit)	27,800	15,868	(7,278)	36,390
Net income (loss)	112,975	60,743	(20,682)	153,036
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	$111,479	$60,743	$(20,603)	$151,619
Total assets (at September 30, 2019)	$6,260,968	$7,135,250	$121,752	$13,517,970
Three months ended September 30, 2018
Revenues from external customers	$687,396	$80,496	$156	$768,048
Intersegment revenues (eliminations)	13	—	(13)	—
Revenues	$687,409	$80,496	$143	$768,048
Income (loss) before income taxes	$57,354	$26,831	$(6,952)	$77,233
Income taxes (benefit)	7,144	5,610	(1,892)	10,862
Net income (loss)	50,210	21,221	(5,060)	66,371
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	$49,712	$21,221	$(5,033)	$65,900
Nine months ended September 30, 2018
Revenues from external customers	$1,865,922	$233,019	$258	$2,099,199
Intersegment revenues (eliminations)	40	—	(40)	—
Revenues	$1,865,962	$233,019	$218	$2,099,199
Income (loss) before income taxes	$134,847	$77,845	$(22,601)	$190,091
Income taxes (benefit)	24,995	17,103	(5,625)	36,473
Net income (loss)	109,852	60,742	(16,976)	153,618
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	$108,356	$60,742	$(16,897)	$152,201
Total assets (at December 31, 2018)	$5,967,503	$7,027,894	$108,654	$13,104,051

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
For the year-to-date period ending on the Trust’s cancellation date on June 10, 2019 and nine month ended September 30, 2018, Trust III’s income statements consisted of $1.2 million and $2.5 million of interest income received from the 2004 Debentures; $1.2 million and $2.4 million of distributions to holders of the Trust Preferred Securities; $37,000 and $75,000 of common dividends on the trust common securities to Hawaiian Electric, respectively.
Unconsolidated variable interest entities.
Power purchase agreements.  As of September 30, 2019, the Utilities had four PPAs for firm capacity (excluding the PGV PPA as PGV has been offline since May 2018 due to lava flow on Hawaii Island) and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Power purchase agreements.  Purchases from all IPPs were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2019	2018	2019	2018
Kalaeloa	$58	$62	$159	$154
AES Hawaii	38	38	102	107
HPOWER	20	19	57	51
Puna Geothermal Venture	—	—	—	15
Hamakua Energy	17	17	51	39
Wind IPPs	30	31	73	84
Solar IPPs	11	8	26	22
Other IPPs [1]	2	2	4	6
Total IPPs	$176	$177	$472	$478

[1]	Includes hydro power and other PPAs
Kalaeloa Partners, L.P.  Under a 1988 PPA, as amended, Hawaiian Electric is committed to purchase 208 MW of firm capacity from Kalaeloa. Hawaiian Electric and Kalaeloa are currently in negotiations to address the PPA term that ended on May 23, 2016. The PPA automatically extends on a month-to-month basis as long as the parties are still negotiating in good faith. Hawaiian Electric and Kalaeloa have agreed that neither party will terminate the PPA (which has been subject to automatic extension on a month-to-month basis) prior to July 31, 2020, to allow for a negotiated resolution and PUC approval.
AES Hawaii, Inc. Under a PPA entered into in March 1988, as amended (through Amendment No. 2) for a period of 30 years ending September 2022, Hawaiian Electric agreed to purchase 180 MW of firm capacity from AES Hawaii. Hawaiian Electric and AES Hawaii have been in dispute over an additional 9 MW of capacity. In February 2018, Hawaiian Electric reached agreement with AES Hawaii on an amendment to the PPA. However, in June 2018, the PUC issued an order suspending review of the amendment pending a Department of Health of the State of Hawaii (DOH) decision on AES Hawaii’s request for approval of its Emission Reduction Plan and partnership with Hawaiian Electric. If approved by the PUC, the amendment will resolve AES Hawaii’s claims related to the additional capacity.
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in an amended and restated PPA between Hawaii Electric Light and Hu Honua dated May 5, 2017. In July 2017, the PUC approved the amended and restated PPA, which becomes effective once the PUC’s order is final and non-appealable. In August 2017, the PUC’s approval was appealed by a third party. On May 10, 2019, the Hawaii Supreme Court issued a decision remanding the matter to the PUC for further proceedings consistent with the court’s decision which must include express consideration of Green House Gas emissions that would result from approving the PPA, whether the cost of energy under the PPA is reasonable in light of the potential for GHG emissions, and whether the terms of the PPA are prudent and in the public interest, in light of its potential hidden and long-term consequences. On June 20, 2019, the PUC issued an order reopening the docket for further proceedings. On September 29, 2019, the PUC issued an order setting the procedural schedule for the matter. Pre-hearing matters will be conducted through February 3, 2020. Thereafter, the PUC will set the date for an evidentiary hearing and post-hearing briefing. Hu Honua expects to complete construction of the plant in the fourth quarter of 2019.
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
Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) implementation project. The ERP/EAM Implementation Project went live in October 2018. In the Hawaiian Electric 2017 rate case, a settlement agreement approved by the PUC included authorization for the deferred project costs to accrue a return at 1.75% after the project went into service and until the deferred project costs are included in rate base, and for amortization of the deferred costs to not begin until the amortization expense is incorporated in rates and the unamortized deferred project costs are included in rate base. As of September 30, 2019, the total deferred project costs and accrued carrying costs after the project went into service amounted to $59.1 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

In February 2019, the PUC approved a methodology for passing the future cost saving benefits of the new ERP/EAM system to customers developed by the Utilities in collaboration with the Consumer Advocate. The Utilities filed a benefits clarification document on June 10, 2019, reflecting $150 million in future net O&M expense reductions and cost avoidance, and $96 million in capital cost reductions and tax savings over the 12-year service life. To the extent the reduction in O&M expense relates to amounts reflected in electric rates, the Utilities would reduce future rates for such amounts. As of September 30, 2019, the Utilities recorded a total of $1.4 million as a regulatory liability for amounts to be returned to customers for reduction in O&M expense included in rates.
On September 13, 2019, the Utilities filed their Semi-Annual Enterprise System Benefits Report for the period January 1 through June 30, 2019. In October 2019, the PUC approved the Utilities and the Consumer Advocate’s Stipulated Performance Metrics and Tracking Mechanism.
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
Construction of the facility began in the second quarter of 2018, and the facility is expected to be placed in service in November 2019. Project costs incurred as of September 30, 2019 amounted to $49.3 million.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the Hawaii Department of Health and EPA, Maui Electric further investigated the Site and the Adjacent Parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.7 million as of September 30, 2019, representing the probable and reasonably estimable cost for remediation of the Site and the Adjacent Parcel; however, final costs of remediation will depend on cleanup approach implemented.
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
As of September 30, 2019, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $4.4 million. The reserve balance represents the probable and reasonably estimable cost for the onshore investigation and the remediation of PCB contamination in the offshore sediment. The final remediation costs will depend on the potential onshore source control requirements and actual offshore cleanup costs.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

(3) MPIR component, (4) performance incentive mechanisms (PIMs), and (5) an earnings sharing mechanism, which would provide for a reduction of revenues between rate cases in the event the utility exceeds the return on average common equity (ROACE) allowed in its most recent rate case. Under the decoupling mechanism, triennial general rate cases are required.
Rate adjustment mechanism. The RAM is based on the lesser of: a) an inflationary adjustment for certain O&M expenses and return on investment for certain rate base changes, or b) cumulative annual compounded increase in Gross Domestic Product Price Index applied to annualized target revenues (the RAM Cap). Annualized target revenues reset upon the issuance of an interim or final decision and order (D&O) in a rate case. Each of the Utilities’ RAM revenues was below its respective RAM Cap in 2019. The 2019 RAM also incorporated additional amortization of the regulatory liability associated with certain excess deferred taxes resulting from the 2017 Tax Cuts and Jobs Act decrease in tax rates. The reduction in the RAM revenues will be counterbalanced by the lower income tax expense and, therefore, will have no net income impact.
Major project interim recovery. On April 27, 2017, the PUC issued an order that provided guidelines for interim recovery of revenues to support major projects placed in service between general rate cases.
The PUC approved recovery of capital costs under the MPIR for Schofield Generating Station, which increased revenues in 2018 by $3.6 million and are being collected in customer bills beginning in June 2019. In February 2019, Hawaiian Electric submitted an MPIR filing of $19.8 million for 2019 (which accrued effective January 1, 2019) that included the 2019 return on project amount (up to the capped amount) in rate base, depreciation and incremental O&M expenses, for collection from June 2020 through May 2021. The PUC has also indicated that it intends to approve MPIR for the West Loch PV Project.
Performance incentive mechanisms. The PUC has established the following PIMs:

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

•
In May 2019, the Utilities filed an application for approval to, among other things, modify the measurement of performance for the System Average Interruption Duration and Frequency Indexes, adjust the PIM targets, deadbands, and financial incentive levels for each of the PIMs upon issuance of a final order in a general rate case, and adjust the call center performance PIM level for Hawaii Electric Light.

•
Procurement of low-cost variable renewable resources through the request for proposal process in 2018 is measured by comparison of the procurement price to target prices. The incentive is a percentage of the savings determined by comparing procured price to a target of 11.5 cents per kilowatt-hour for renewable projects with storage capability and 9.5 cents per kilowatt-hour for energy-only renewable projects. For PPAs filed by December 31, 2018 and subsequently approved by the PUC, the incentive is 20% of the savings, with a cap of $3.5 million for the three utilities in total. For PPAs filed in January, February, and March 2019 and subsequently approved by the PUC, scaled incentives are 15%, 10% and 5%, respectively, of the savings for PPAs, with a cap of $3 million for the three utilities in total. There are no penalties. On March 25, 2019, the PUC approved six contracts, which were filed by December 31, 2018 and qualified for incentives. A seventh contract, which was filed in February 2019 and approved in August 2019, also qualified for incentives. Half of the incentive is earned upon PUC approval of the contract and the other half is eligible to be earned in the year following the in-service date of the projects. The Utilities accrued $1.7 million

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

in incentives in March 2019, which were reflected in the 2019 annual decoupling filing and will be recovered in rates in the period June 1, 2019 through May 31, 2020.
On October 9, 2019, the PUC issued an order establishing PIMs for the Utilities with regards to the Variable Renewable Dispatchable Generation and Energy Storage requests for proposals (RFPs) as well as the Delivery of Grid Services via Customer-sited Distributed Energy Resources RFPs, that were issued on August 22, 2019 for Oahu, Maui and Hawaii island. The order establishes pricing thresholds, timelines to complete contracting, and other performance criteria for the performance incentive eligibility. The PIMs provide incentives only without penalties. The earliest the Utilities would be eligible for a PIM pursuant to this order is upon PUC approval of executed contracts resulting from the Phase 2 RFPs. The order requires contracts under the Grid Service RFP be filed for approval by May 2020, and by September 2020 under the Renewable RFPs. There is no set time period for approval. The Utilities filed a motion for reconsideration and/or clarification regarding the order on October 21, 2019, relating to certain design aspects and eligibility criteria for the PIMs.
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
The proceeding has two phases. Phase 1 examined the current regulatory framework and identified those areas of utility performance that are deserving of further focus in Phase 2. In May 2019, the PUC issued an order concluding Phase 1, which established guiding principles, regulatory goals, and priority outcomes to guide the development of the PBR mechanisms in Phase 2. The PUC identified the following guiding principles, which will inform the development of the PBR framework: 1) a customer-centric approach, 2) administrative efficiency to reduce regulatory burdens; and 3) utility financial integrity to maintain the utility’s financial health. Priority goals (and priority outcomes) identified by the PUC were: enhance customer experience (affordability, reliability, interconnection experience, and customer engagement), improve utility performance (cost control, distributed energy resources (DER) asset effectiveness, and grid investment efficiency), and advance societal outcomes (capital formation, customer equity, greenhouse gas reduction, electrification of transportation, and resilience).
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The Phase 2 schedule includes working group meetings through the first half of 2020, followed by statements of positions, evidentiary hearing in October 2020 and anticipated decision in December 2020.
Most recent rate proceedings.
Hawaiian Electric 2020 test year rate case. On August 21, 2019, Hawaiian Electric filed an application for a general rate increase for its 2020 test year rate case, requesting an increase of $77.6 million over revenues at current effective rates (for a 4.1% increase in revenues), based on an 8% rate of return (which incorporates a ROACE of 10.5%). In September 2019, the PUC issued an order ruling that Hawaiian Electric’s application was complete as of the date of filing. It also ordered that an outside consultant, selected by the PUC, would independently conduct a management audit of Hawaiian Electric. The PUC expects the audit to conclude in May 2020.
Maui Electric consolidated 2015 and 2018 test year rate cases. On August 9, 2018, the PUC approved an interim rate increase based on a stipulated settlement, that included the effects of the 2017 Tax Act, between Maui Electric and the Consumer Advocate. On March 18, 2019, the PUC issued its D&O that approved, with certain modifications, the stipulated settlement, which addressed all issues in the rate case.
Revised tariffs reflecting a final increase of $12.2 million over revenues at current effective rates based on the approved 7.43% rate of return (which incorporates a ROACE of 9.5% and a capital structure that includes a 57% common equity capitalization) on a $454 million rate base became effective on June 1, 2019. Maui Electric’s ECRC tariff, resulting in the recovery of all fuel and purchased energy through the ECRC and the removal of the recovery of these costs from base rates, became effective on September 1, 2019. The ECRC reflects a 98%/2% fossil fuel generation cost risk-sharing split between ratepayers and Maui Electric, with an annual maximum increase or decrease to revenues to $0.6 million for the utility.
Hawaii Electric Light 2019 test year rate case. On December 14, 2018, Hawaii Electric Light filed an application for a general rate increase for its 2019 test year rate case, requesting an increase of $13.4 million over revenues at current effective rates (for a 3.4% increase in revenues), based on an 8.3% rate of return (which incorporates a ROACE of 10.5%).
On September 24, 2019, Hawaii Electric Light and the Consumer Advocate (Parties) filed a Stipulated Partial Settlement Letter which documented agreements reached with the Consumer Advocate on all of the issues in the proceeding except for the ROACE, capital structure, amortization period for the state investment tax credit (ITC), and symmetric or asymmetric automatic annual target heat rate adjustment. On October 1, 2019, the Parties filed separate statements of probable entitlement, proposing the amount of interim revenue increase according to their respective proposed ROACE based on the scenario which excludes Hu Honua from the 2019 test year revenue requirement. In Hawaii Electric Light’s Statement of Probable Entitlement, the utility requested the PUC to issue an interim D&O by November 13, 2019, approving the interim rate increase of $2.79 million over revenues at current effective rates, based on a ROACE of 9.50% for interim only, an adjusted capitalization structure consisting of a 58% equity ratio, a 40-year amortization of state ITC and the proposed tariff changes to be effective on November 21, 2019. Hawaii Electric Light requested final increase in revenues be based on a ROACE of 10.50% for its 2019 test year.
Hawaii Electric Light filed rebuttal testimonies on October 9, 2019, which addressed the unresolved issues between Hawaiian Electric and the Consumer Advocate and responded to the Participants’ proposals and comments made in their direct testimonies. The evidentiary hearing is scheduled during the week of December 16, 2019.
Condensed consolidating financial information. Condensed consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the three and nine month periods ended September 30, 2019 and 2018, and as of September 30, 2019 and December 31, 2018.
Hawaiian Electric unconditionally guarantees Hawaii Electric Light’s and Maui Electric’s obligations (a) to the State of Hawaii for the repayment of principal and interest on Special Purpose Revenue Bonds issued for the benefit of Hawaii Electric Light and Maui Electric, and (b) under their respective private placement note agreements and the Hawaii Electric Light notes and Maui Electric notes issued thereunder. Hawaiian Electric is also obligated, after the satisfaction of its obligations on its own preferred stock, to make dividend, redemption and liquidation payments on Hawaii Electric Light’s and Maui Electric’s preferred stock if the respective subsidiary is unable to make such payments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended September 30, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$491,723	93,576	103,236	—	(205)	$688,330
Expenses
Fuel oil	139,747	21,427	37,919	—	—	199,093
Purchased power	135,447	24,342	15,248	—	—	175,037
Other operation and maintenance	80,582	19,868	23,965	—	—	124,415
Depreciation	35,867	10,453	7,615	—	—	53,935
Taxes, other than income taxes	46,433	8,359	9,265	—	—	64,057
Total expenses	438,076	84,449	94,012	—	—	616,537
Operating income	53,647	9,127	9,224	—	(205)	71,793
Allowance for equity funds used during construction	2,685	229	336	—	—	3,250
Equity in earnings of subsidiaries	11,048	—	—	—	(11,048)	—
Retirement defined benefits expense—other than service costs	(582)	(105)	(36)	—	—	(723)
Interest expense and other charges, net	(12,771)	(2,524)	(2,339)	—	205	(17,429)
Allowance for borrowed funds used during construction	990	95	123	—	—	1,208
Income before income taxes	55,017	6,822	7,308	—	(11,048)	58,099
Income taxes	7,968	1,420	1,434	—	—	10,822
Net income	47,049	5,402	5,874	—	(11,048)	47,277
Preferred stock dividends of subsidiaries	—	133	95	—	—	228
Net income attributable to Hawaiian Electric	47,049	5,269	5,779	—	(11,048)	47,049
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$46,779	5,269	5,779	—	(11,048)	$46,779

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended September 30, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$46,779	5,269	5,779	—	(11,048)	$46,779
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	2,519	387	309	—	(696)	2,519
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(2,493)	(387)	(309)	—	696	(2,493)
Other comprehensive income, net of taxes	26	—	—	—	—	26
Comprehensive income attributable to common shareholder	$46,805	5,269	5,779	—	(11,048)	$46,805

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Nine months ended September 30, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,347,412	270,697	282,939	—	(439)	$1,900,609
Expenses
Fuel oil	374,100	62,210	105,012	—	—	541,322
Purchased power	367,541	67,548	37,247	—	—	472,336
Other operation and maintenance	240,311	56,635	64,859	—	—	361,805
Depreciation	107,602	31,359	22,834	—	—	161,795
Taxes, other than income taxes	127,654	25,170	26,480	—	—	179,304
Total expenses	1,217,208	242,922	256,432	—	—	1,716,562
Operating income	130,204	27,775	26,507	—	(439)	184,047
Allowance for equity funds used during construction	7,746	579	1,010	—	—	9,335
Equity in earnings of subsidiaries	30,983	—	—	—	(30,983)	—
Retirement defined benefits expense—other than service costs	(1,716)	(316)	(95)	—	—	(2,127)
Interest expense and other charges, net	(38,961)	(8,345)	(7,078)	—	439	(53,945)
Allowance for borrowed funds used during construction	2,854	242	369	—	—	3,465
Income before income taxes	131,110	19,935	20,713	—	(30,983)	140,775
Income taxes	18,821	4,431	4,548	—	—	27,800
Net income	112,289	15,504	16,165	—	(30,983)	112,975
Preferred stock dividends of subsidiaries	—	400	286	—	—	686
Net income attributable to Hawaiian Electric	112,289	15,104	15,879	—	(30,983)	112,289
Preferred stock dividends of Hawaiian Electric	810	—	—	—	—	810
Net income for common stock	$111,479	15,104	15,879	—	(30,983)	$111,479

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Nine months ended September 30, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$111,479	15,104	15,879	—	(30,983)	$111,479
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	7,162	1,091	887	—	(1,978)	7,162
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(7,089)	(1,089)	(887)	—	1,976	(7,089)
Other comprehensive income, net of taxes	73	2	—	—	(2)	73
Comprehensive income attributable to common shareholder	$111,552	15,106	15,879	—	(30,985)	$111,552

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
September 30, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,112	5,606	3,612	—	—	$51,330
Plant and equipment	4,676,163	1,282,065	1,139,058	—	—	7,097,286
Less accumulated depreciation	(1,595,962)	(569,878)	(520,548)	—	—	(2,686,388)
Construction in progress	185,022	17,219	24,315	—	—	226,556
Utility property, plant and equipment, net	3,307,335	735,012	646,437	—	—	4,688,784
Nonutility property, plant and equipment, less accumulated depreciation	5,311	115	1,532	—	—	6,958
Total property, plant and equipment, net	3,312,646	735,127	647,969	—	—	4,695,742
Investment in wholly owned subsidiaries, at equity	588,886	—	—	—	(588,886)	—
Current assets
Cash and cash equivalents	22,073	5,003	5,330	101	—	32,507
Advances to affiliates	22,200	15,000	—	—	(37,200)	—
Customer accounts receivable, net	111,171	25,676	26,246	—	—	163,093
Accrued unbilled revenues, net	90,015	15,880	17,925	—	—	123,820
Other accounts receivable, net	10,994	1,516	2,056	—	(9,948)	4,618
Fuel oil stock, at average cost	62,645	10,694	11,204	—	—	84,543
Materials and supplies, at average cost	33,747	10,170	16,893	—	—	60,810
Prepayments and other	38,439	4,622	4,655	—	(1,395)	46,321
Regulatory assets	29,410	1,684	1,857	—	—	32,951
Total current assets	420,694	90,245	86,166	101	(48,543)	548,663
Other long-term assets
Operating lease right-of-use assets	190,300	1,560	394	—	—	192,254
Regulatory assets	502,254	112,900	101,162	—	—	716,316
Other	72,386	17,096	18,511	—	—	107,993
Total other long-term assets	764,940	131,556	120,067	—	—	1,016,563
Total assets	$5,087,166	956,928	854,202	101	(637,429)	$6,260,968
Capitalization and liabilities
Capitalization
Common stock equity	$1,993,254	303,345	285,440	101	(588,886)	$1,993,254
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	937,211	203,952	181,092	—	—	1,322,255
Total capitalization	2,952,758	514,297	471,532	101	(588,886)	3,349,802
Current liabilities
Current portion of operating lease liabilities	62,634	94	30	—	—	62,758
Current portion of long-term debt	61,976	13,992	19,997	—	—	95,965
Short-term borrowings from non-affiliates	112,353	—	—	—	—	112,353
Short-term borrowings from affiliate	15,000	—	22,200	—	(37,200)	—
Accounts payable	113,544	17,654	21,364	—	—	152,562
Interest and preferred dividends payable	19,699	3,695	4,215	—	(69)	27,540
Taxes accrued	143,156	30,874	32,204	—	(1,395)	204,839
Regulatory liabilities	9,255	5,836	4,425	—	—	19,516
Other	51,943	10,187	15,648	—	(9,879)	67,899
Total current liabilities	589,560	82,332	120,083	—	(48,543)	743,432
Deferred credits and other liabilities
Operating lease liabilities	126,979	1,466	367	—	—	128,812
Deferred income taxes	282,336	53,939	56,286	—	—	392,561
Regulatory liabilities	663,414	181,472	99,338	—	—	944,224
Unamortized tax credits	60,095	16,054	14,571	—	—	90,720
Defined benefit pension and other postretirement benefit plans liability	359,420	71,112	69,654	—	—	500,186
Other	52,604	36,256	22,371	—	—	111,231
Total deferred credits and other liabilities	1,544,848	360,299	262,587	—	—	2,167,734
Total capitalization and liabilities	$5,087,166	956,928	854,202	101	(637,429)	$6,260,968

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Nine months ended September 30, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2018	$1,957,641	295,874	280,863	101	(576,838)	$1,957,641
Net income for common stock	111,479	15,104	15,879	—	(30,983)	111,479
Other comprehensive income, net of taxes	73	2	—	—	(2)	73
Common stock dividends	(75,939)	(7,635)	(11,301)	—	18,936	(75,939)
Common stock issuance expenses	—	—	(1)	—	1	—
Balance, September 30, 2019	$1,993,254	303,345	285,440	101	(588,886)	$1,993,254

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Nine months ended September 30, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2017	$1,845,283	286,647	270,265	101	(557,013)	$1,845,283
Net income for common stock	108,356	19,039	16,002	—	(35,041)	108,356
Other comprehensive income, net of taxes	85	1	—	—	(1)	85
Common stock dividends	(77,479)	(11,467)	(9,014)	—	20,481	(77,479)
Common stock issuance expenses	(8)	—	—	—	—	(8)
Balance, September 30, 2018	$1,876,237	294,220	277,253	101	(571,574)	$1,876,237

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$223,733	41,694	36,126	—	(18,935)	$282,618
Cash flows from investing activities
Capital expenditures	(223,803)	(29,119)	(44,885)	—	—	(297,807)
Advances to affiliates	(22,200)	(15,000)	—	—	37,200	—
Other	2,975	(283)	(30)	—	—	2,662
Net cash used in investing activities	(243,028)	(44,402)	(44,915)	—	37,200	(295,145)
Cash flows from financing activities
Common stock dividends	(75,939)	(7,635)	(11,301)	—	18,936	(75,939)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Proceeds from issuance of short-term debt	25,000	—	—	—	—	25,000
Proceeds from issuance of long-term debt	120,000	70,000	10,000	—	—	200,000
Repayment of long-term debt and funds transferred for redemption of special purpose revenue bonds	(121,546)	(70,000)	(10,000)	—	—	(201,546)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	77,353	—	22,200	—	(37,200)	62,353
Other	578	123	85	—	(1)	785
Net cash provided by financing activities	24,636	(7,912)	10,698	—	(18,265)	9,157
Net increase (decrease) in cash and cash equivalents	5,341	(10,620)	1,909	—	—	(3,370)
Cash and cash equivalents, beginning of period	16,732	15,623	3,421	101	—	35,877
Cash and cash equivalents, end of period	$22,073	5,003	5,330	101	—	$32,507

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$159,876	35,203	19,455	—	(20,812)	$193,722
Cash flows from investing activities
Capital expenditures	(225,907)	(40,457)	(44,005)	—	—	(310,369)
Other	4,518	1,177	3,785	—	331	9,811
Advances (to) from affiliates	(2,000)	—	12,000	—	(10,000)	—
Net cash used in investing activities	(223,389)	(39,280)	(28,220)	—	(9,669)	(300,558)
Cash flows from financing activities
Common stock dividends	(77,479)	(11,467)	(9,014)	—	20,481	(77,479)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Proceeds from issuance of long-term debt	75,000	15,000	10,000	—	—	100,000
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	68,914	—	2,000	—	10,000	80,914
Other	(304)	(54)	(38)	—	—	(396)
Net cash provided by financing activities	65,321	3,079	2,662	—	30,481	101,543
Net increase (decrease) in cash and cash equivalents	1,808	(998)	(6,103)	—	—	(5,293)
Cash and cash equivalents, beginning of period	2,059	4,025	6,332	101	—	12,517
Cash and cash equivalents, end of period	$3,867	3,027	229	101	—	$7,224

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 4 · Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income Data

	Three months ended September 30,		Nine months ended September 30
(in thousands)	2019	2018	2019	2018
Interest and dividend income
Interest and fees on loans	$59,260	$55,885	$175,740	$163,318
Interest and dividends on investment securities	7,599	9,300	25,762	27,130
Total interest and dividend income	66,859	65,185	201,502	190,448
Interest expense
Interest on deposit liabilities	4,384	3,635	12,923	9,876
Interest on other borrowings	422	404	1,361	1,293
Total interest expense	4,806	4,039	14,284	11,169
Net interest income	62,053	61,146	187,218	179,279
Provision for loan losses	3,315	6,033	17,873	12,337
Net interest income after provision for loan losses	58,738	55,113	169,345	166,942
Noninterest income
Fees from other financial services	5,085	4,543	14,445	13,941
Fee income on deposit liabilities	5,320	5,454	15,402	15,781
Fee income on other financial products	1,706	1,746	5,129	5,075
Bank-owned life insurance	1,660	2,663	6,309	4,667
Mortgage banking income	1,490	169	3,080	1,399
Gains on sale of investment securities, net	653	—	653	—
Other income, net	428	736	1,420	1,708
Total noninterest income	16,342	15,311	46,438	42,571
Noninterest expense
Compensation and employee benefits	25,364	23,952	76,626	72,047
Occupancy	5,694	4,363	15,843	12,837
Data processing	3,763	3,583	11,353	10,587
Services	2,829	2,485	7,861	8,560
Equipment	2,163	1,783	6,416	5,385
Office supplies, printing and postage	1,297	1,556	4,320	4,554
Marketing	1,142	993	3,455	2,723
FDIC insurance	(5)	638	1,249	2,078
Other expense	3,676	4,240	12,049	12,897
Total noninterest expense	45,923	43,593	139,172	131,668
Income before income taxes	29,157	26,831	76,611	77,845
Income taxes	6,269	5,610	15,868	17,103
Net income	$22,888	$21,221	$60,743	$60,742

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Reconciliation to amounts per HEI Condensed Consolidated Statements of Income*:

	Three months ended September 30,		Nine months ended September 30
(in thousands)	2019	2018	2019	2018
Interest and dividend income	66,859	65,185	$201,502	$190,448
Noninterest income	16,342	15,311	46,438	42,571
*Revenues-Bank	83,201	80,496	247,940	233,019
Total interest expense	4,806	4,039	14,284	11,169
Provision for loan losses	3,315	6,033	17,873	12,337
Noninterest expense	45,923	43,593	139,172	131,668
Less: Retirement defined benefits gain (expense)—other than service costs	196	(433)	276	(1,223)
*Expenses-Bank	54,240	53,232	171,605	153,951
*Operating income-Bank	28,961	27,264	76,335	79,068
Add back: Retirement defined benefits (gain) expense—other than service costs	(196)	433	(276)	1,223
Income before income taxes	$29,157	$26,831	$76,611	$77,845

American Savings Bank, F.S.B.
Statements of Comprehensive Income Data

	Three months ended September 30,		Nine months ended September 30
(in thousands)	2019	2018	2019	2018
Net income	$22,888	$21,221	$60,743	$60,742
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of (taxes) benefits of $(1,557), $1,876, $(10,194) and $8,335, respectively	4,253	(5,123)	27,846	(22,768)
Reclassification adjustment for net realized gains included in net income, net of taxes of $175, nil, $175, and nil, respectively	(478)	—	(478)	—
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of (taxes) benefits of $13, $141, $(1,109) and $968, respectively	34	382	(3,032)	1,970
Other comprehensive income (loss), net of taxes	3,809	(4,741)	24,336	(20,798)
Comprehensive income	$26,697	$16,480	$85,079	$39,944

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	September 30, 2019		December 31, 2018
Assets
Cash and due from banks		$135,813		$122,059
Interest-bearing deposits		1,315		4,225
Investment securities
Available-for-sale, at fair value		1,210,748		1,388,533
Held-to-maturity, at amortized cost (fair value of $137,497 and $142,057, respectively)		132,704		141,875
Stock in Federal Home Loan Bank, at cost		9,953		9,958
Loans held for investment		5,084,336		4,843,021
Allowance for loan losses		(53,040)		(52,119)
Net loans		5,031,296		4,790,902
Loans held for sale, at lower of cost or fair value		17,115		1,805
Other		514,116		486,347
Goodwill		82,190		82,190
Total assets		$7,135,250		$7,027,894
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$1,885,028		$1,800,727
Deposit liabilities—interest-bearing		4,311,195		4,358,125
Other borrowings		129,190		110,040
Other		135,606		124,613
Total liabilities		6,461,019		6,393,505
Commitments and contingencies
Common stock		1		1
Additional paid-in capital		348,933		347,170
Retained earnings		339,029		325,286
Accumulated other comprehensive loss, net of tax benefits
Net unrealized gains (losses) on securities	$2,945		$(24,423)
Retirement benefit plans	(16,677)	(13,732)	(13,645)	(38,068)
Total shareholder’s equity		674,231		634,389
Total liabilities and shareholder’s equity		$7,135,250		$7,027,894

Other assets
Bank-owned life insurance		$156,077		$151,172
Premises and equipment, net		207,659		214,415
Accrued interest receivable		19,743		20,140
Mortgage-servicing rights		8,567		8,062
Low-income housing equity investments		69,286		67,626
Real estate acquired in settlement of loans, net		—		406
Real estate held for sale		9,074		—
Other		43,710		24,526
		$514,116		$486,347
Other liabilities
Accrued expenses		$41,264		$54,084
Federal and state income taxes payable		9,472		2,012
Cashier’s checks		27,498		26,906
Advance payments by borrowers		5,164		10,183
Other		52,208		31,428
		$135,606		$124,613

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of $91.2 million and $38.0 million, respectively, as of September 30, 2019 and $65.0 million and $45.0 million, respectively, as of December 31, 2018.
Investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
September 30, 2019
Available-for-sale
U.S. Treasury and federal agency obligations	$126,084	$822	$(198)	$126,708	—	$—	$—	4	$32,686	$(198)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,017,256	6,647	(4,598)	1,019,305	12	67,163	(252)	85	389,212	(4,346)
Corporate bonds	34,926	1,350	—	36,276	—	—	—	—	—	—
Mortgage revenue bonds	28,459	—	—	28,459	—	—	—	—	—	—
	$1,206,725	$8,819	$(4,796)	$1,210,748	12	$67,163	$(252)	89	$421,898	$(4,544)
Held-to-maturity
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$132,704	$4,793	$—	$137,497	—	$—	$—	—	$—	$—
	$132,704	$4,793	$—	$137,497	—	$—	$—	—	$—	$—
December 31, 2018
Available-for-sale
U.S. Treasury and federal agency obligations	$156,694	$62	$(2,407)	$154,349	5	$25,882	$(208)	19	$118,405	$(2,199)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,192,169	789	(31,542)	1,161,416	22	129,011	(1,330)	145	947,890	(30,212)
Corporate bonds	49,398	103	(369)	49,132	6	23,175	(369)	—	—	—
Mortgage revenue bonds	23,636	—	—	23,636	—	—	—	—	—	—
	$1,421,897	$954	$(34,318)	$1,388,533	33	$178,068	$(1,907)	164	$1,066,295	$(32,411)
Held-to-maturity
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$141,875	$1,446	$(1,264)	$142,057	3	$29,814	$(400)	2	$31,505	$(864)
	$141,875	$1,446	$(1,264)	$142,057	3	$29,814	$(400)	2	$31,505	$(864)

ASB does not believe that the investment securities that were in an unrealized loss position at September 30, 2019, represent an other-than-temporary impairment (OTTI). Total gross unrealized losses were primarily attributable to change in market conditions. On a quarterly basis the investment securities are evaluated for changes in financial condition of the issuer. Based upon ASB’s evaluation, all securities held within the investment portfolio continue to be investment grade by one or more agencies. The contractual cash flows of the U.S. Treasury, federal agency obligations and agency mortgage-backed securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB did not recognize OTTI for the quarters and nine months ended September 30, 2019 and 2018.

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
The contractual maturities of investment securities were as follows:

September 30, 2019	Amortized cost	Fair value
(in thousands)
Available-for-sale
Due in one year or less	$47,046	$47,021
Due after one year through five years	89,085	90,675
Due after five years through ten years	37,911	38,320
Due after ten years	15,427	15,427
	189,469	191,443
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,017,256	1,019,305
Total available-for-sale securities	$1,206,725	$1,210,748
Held-to-maturity
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$132,704	$137,497
Total held-to-maturity securities	$132,704	$137,497

Proceeds from the sale of available-for-sale securities were $19.8 million for both the three and nine months ended September 30, 2019, respectively, and nil for both the three and nine months ended September 30, 2018, respectively. Gross realized gains and losses were $0.7 million for both the three and nine months ended September 30, 2019, respectively, and nil for both the three and nine months ended September 30, 2018, respectively.
Loans. The components of loans were summarized as follows:

	September 30, 2019	December 31, 2018
(in thousands)
Real estate:
Residential 1-4 family	$2,183,888	$2,143,397
Commercial real estate	810,971	748,398
Home equity line of credit	1,079,262	978,237
Residential land	15,095	13,138
Commercial construction	76,382	92,264
Residential construction	10,104	14,307
Total real estate	4,175,702	3,989,741
Commercial	638,213	587,891
Consumer	269,741	266,002
Total loans	5,083,656	4,843,634
Less: Deferred fees and discounts	680	(613)
Allowance for loan losses	(53,040)	(52,119)
Total loans, net	$5,031,296	$4,790,902

ASB's policy is to require private mortgage insurance on all real estate loans when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For non-owner occupied residential properties, the loan-to-value ratio may not exceed 80% of the lower of the appraised value or purchase price at origination.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Allowance for loan losses.  The allowance for loan losses (balances and changes) and financing receivables were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Total
Three months ended September 30, 2019
Allowance for loan losses:
Beginning balance	$2,015	$15,811	$6,881	$537	$2,046	$2	$13,073	$18,060	$58,425
Charge-offs	(7)	—	(13)	—	—	—	(4,900)	(5,311)	(10,231)
Recoveries	27	—	4	28	—	—	726	746	1,531
Provision	(56)	(396)	135	(104)	196	1	(517)	4,056	3,315
Ending balance	$1,979	$15,415	$7,007	$461	$2,242	$3	$8,382	$17,551	$53,040
Three months ended September 30, 2018
Allowance for loan losses:
Beginning balance	$2,939	$15,298	$7,334	$642	$4,616	$4	$10,161	$11,809	$52,803
Charge-offs	—	—	(80)	(1)	—	—	(788)	(4,508)	(5,377)
Recoveries	5	—	71	122	—	—	105	365	668
Provision	(623)	(1,033)	(347)	(296)	(356)	—	1,255	7,433	6,033
Ending balance	$2,321	$14,265	$6,978	$467	$4,260	$4	$10,733	$15,099	$54,127
Nine months ended September 30, 2019
Allowance for loan losses:
Beginning balance	$1,976	$14,505	$6,371	$479	$2,790	$4	$9,225	$16,769	$52,119
Charge-offs	(26)	—	(32)	(4)	—	—	(6,012)	(15,972)	(22,046)
Recoveries	644	—	13	42	—	—	2,187	2,208	5,094
Provision	(615)	910	655	(56)	(548)	(1)	2,982	14,546	17,873
Ending balance	$1,979	$15,415	$7,007	$461	$2,242	$3	$8,382	$17,551	$53,040
September 30, 2019
Ending balance: individually evaluated for impairment	$906	$7	$500	$—	$—	$—	$905	$504	$2,822
Ending balance: collectively evaluated for impairment	$1,073	$15,408	$6,507	$461	$2,242	$3	$7,477	$17,047	$50,218
Financing Receivables:
Ending balance	$2,183,888	$810,971	$1,079,262	$15,095	$76,382	$10,104	$638,213	$269,741	$5,083,656
Ending balance: individually evaluated for impairment	$16,556	$877	$12,909	$3,194	$—	$—	$9,370	$558	$43,464
Ending balance: collectively evaluated for impairment	$2,167,332	$810,094	$1,066,353	$11,901	$76,382	$10,104	$628,843	$269,183	$5,040,192
Nine months ended September 30, 2018
Allowance for loan losses:
Beginning balance	$2,902	$15,796	$7,522	$896	$4,671	$12	$10,851	$10,987	$53,637
Charge-offs	(31)	—	(224)	(18)	—	—	(1,930)	(12,628)	(14,831)
Recoveries	73	—	98	173	—	—	1,555	1,085	2,984
Provision	(623)	(1,531)	(418)	(584)	(411)	(8)	257	15,655	12,337
Ending balance	$2,321	$14,265	$6,978	$467	$4,260	$4	$10,733	$15,099	$54,127
December 31, 2018
Ending balance: individually evaluated for impairment	$876	$7	$701	$6	$—	$—	$628	$4	$2,222
Ending balance: collectively evaluated for impairment	$1,100	$14,498	$5,670	$473	$2,790	$4	$8,597	$16,765	$49,897
Financing Receivables:
Ending balance	$2,143,397	$748,398	$978,237	$13,138	$92,264	$14,307	$587,891	$266,002	$4,843,634
Ending balance: individually evaluated for impairment	$16,494	$915	$14,800	$2,059	$—	$—	$5,340	$89	$39,697
Ending balance: collectively evaluated for impairment	$2,126,903	$747,483	$963,437	$11,079	$92,264	$14,307	$582,551	$265,913	$4,803,937

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
The credit risk profile by internally assigned grade for loans was as follows:

	September 30, 2019				December 31, 2018
(in thousands)	Commercial real estate	Commercial construction	Commercial	Total	Commercial real estate	Commercial construction	Commercial	Total
Grade:
Pass	$723,864	$74,093	$593,952	$1,391,909	$658,288	$89,974	$547,640	$1,295,902
Special mention	18,038	—	25,822	43,860	32,871	—	11,598	44,469
Substandard	69,069	2,289	14,753	86,111	57,239	2,290	28,653	88,182
Doubtful	—	—	3,686	3,686	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$810,971	$76,382	$638,213	$1,525,566	$748,398	$92,264	$587,891	$1,428,553

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
September 30, 2019
Real estate:
Residential 1-4 family	$2,162	$807	$2,452	$5,421	$2,178,467	$2,183,888	$—
Commercial real estate	347	—	—	347	810,624	810,971	—
Home equity line of credit	736	814	2,127	3,677	1,075,585	1,079,262	—
Residential land	—	—	25	25	15,070	15,095	—
Commercial construction	—	—	—	—	76,382	76,382	—
Residential construction	—	—	—	—	10,104	10,104	—
Commercial	359	174	1,280	1,813	636,400	638,213	—
Consumer	4,230	2,923	2,461	9,614	260,127	269,741	—
Total loans	$7,834	$4,718	$8,345	$20,897	$5,062,759	$5,083,656	$—
December 31, 2018
Real estate:
Residential 1-4 family	$3,757	$2,773	$2,339	$8,869	$2,134,528	$2,143,397	$—
Commercial real estate	—	—	—	—	748,398	748,398	—
Home equity line of credit	1,139	681	2,720	4,540	973,697	978,237	—
Residential land	9	—	319	328	12,810	13,138	—
Commercial construction	—	—	—	—	92,264	92,264	—
Residential construction	—	—	—	—	14,307	14,307	—
Commercial	315	281	548	1,144	586,747	587,891	—
Consumer	5,220	3,166	2,702	11,088	254,914	266,002	—
Total loans	$10,440	$6,901	$8,628	$25,969	$4,817,665	$4,843,634	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The credit risk profile based on nonaccrual loans, accruing loans 90 days or more past due and troubled debt restructuring (TDR) loans was as follows:

(in thousands)	September 30, 2019	December 31, 2018
Real estate:
Residential 1-4 family	$12,076	$12,037
Commercial real estate	—	—
Home equity line of credit	7,859	6,348
Residential land	457	436
Commercial construction	—	—
Residential construction	—	—
Commercial	7,004	4,278
Consumer	4,632	4,196
Total nonaccrual loans	$32,028	$27,295
Real estate:
Residential 1-4 family	$—	$—
Commercial real estate	—	—
Home equity line of credit	—	—
Residential land	—	—
Commercial construction	—	—
Residential construction	—	—
Commercial	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	$—	$—
Real estate:
Residential 1-4 family	$9,981	$10,194
Commercial real estate	877	915
Home equity line of credit	10,686	11,597
Residential land	2,737	1,622
Commercial construction	—	—
Residential construction	—	—
Commercial	2,564	1,527
Consumer	58	62
Total troubled debt restructured loans not included above	$26,903	$25,917

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

	September 30, 2019			Three months ended September 30, 2019		Nine months ended September 30, 2019
(in thousands)	Recorded investment	Unpaid principal balance	Related Allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$8,277	$8,877	$—	$8,562	$175	$8,515	$422
Commercial real estate	—	—	—	—	—	—	—
Home equity line of credit	1,806	1,967	—	1,797	12	2,091	78
Residential land	3,194	3,398	—	3,205	40	2,507	90
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	6,749	11,894	—	4,812	239	4,470	239
Consumer	2	2	—	21	4	27	4
	$20,028	$26,138	$—	$18,397	$470	$17,610	$833
With an allowance recorded
Real estate:
Residential 1-4 family	$8,279	$8,332	$906	$8,296	$86	$8,377	$265
Commercial real estate	877	877	7	881	9	894	28
Home equity line of credit	11,103	11,133	500	11,332	143	11,606	425
Residential land	—	—	—	—	—	36	—
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	2,621	2,621	905	8,330	38	8,026	94
Consumer	556	556	504	556	12	301	14
	$23,436	$23,519	$2,822	$29,395	$288	$29,240	$826
Total
Real estate:
Residential 1-4 family	$16,556	$17,209	$906	$16,858	$261	$16,892	$687
Commercial real estate	877	877	7	881	9	894	28
Home equity line of credit	12,909	13,100	500	13,129	155	13,697	503
Residential land	3,194	3,398	—	3,205	40	2,543	90
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	9,370	14,515	905	13,142	277	12,496	333
Consumer	558	558	504	577	16	328	18
	$43,464	$49,657	$2,822	$47,792	$758	$46,850	$1,659

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	December 31, 2018			Three months ended September 30, 2018		Nine months ended September 30, 2018
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$7,822	$8,333	$—	$8,940	$239	$8,779	$396
Commercial real estate	—	—	—	—	—	—	—
Home equity line of credit	2,743	3,004	—	2,234	23	2,103	35
Residential land	2,030	2,228	—	1,773	6	1,358	16
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	3,722	4,775	—	3,915	6	3,099	26
Consumer	32	32	—	33	—	18	—
	$16,349	$18,372	$—	$16,895	$274	$15,357	$473
With an allowance recorded
Real estate:
Residential 1-4 family	$8,672	$8,875	$876	$8,820	$84	$8,909	$274
Commercial real estate	915	915	7	985	11	997	32
Home equity line of credit	12,057	12,086	701	12,090	111	10,083	288
Residential land	29	29	6	20	—	45	3
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	1,618	1,618	628	1,774	28	1,824	94
Consumer	57	57	4	57	1	58	3
	$23,348	$23,580	$2,222	$23,746	$235	$21,916	$694
Total
Real estate:
Residential 1-4 family	$16,494	$17,208	$876	$17,760	$323	$17,688	$670
Commercial real estate	915	915	7	985	11	997	32
Home equity line of credit	14,800	15,090	701	14,324	134	12,186	323
Residential land	2,059	2,257	6	1,793	6	1,403	19
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	5,340	6,393	628	5,689	34	4,923	120
Consumer	89	89	4	90	1	76	3
	$39,697	$41,952	$2,222	$40,641	$509	$37,273	$1,167

*	Since loan was classified as impaired.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Loan modifications that occurred during the third quarters and first nine months of 2019 and 2018 were as follows:

Loans modified as a TDR	Three months ended September 30, 2019			Nine months ended September 30, 2019
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	1	$324	$—	10	$1,563	$165
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	—	—	—	3	429	85
Residential land	1	350	—	3	1,169	—
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	3	275	58	6	1,761	218
Consumer	—	—	—	—	—	—
	5	$949	$58	22	$4,922	$468

Loans modified as a TDR	Three months ended September 30, 2018			Nine months ended September 30, 2018
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	2	$427	$19	2	$427	$19
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	16	1,571	283	52	6,540	930
Residential land	2	1,343	—	2	1,343	—
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	6	255	174	13	2,381	218
Consumer	—	—	—	—	—	—
	26	$3,596	$476	69	$10,691	$1,167

1 The period end balances reflect all paydowns and charge-offs since the modification period. TDRs fully paid off, charged-off, or foreclosed upon by period end are not included.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

There were no loans modified in TDRs that experienced a payment default of 90 days or more during the third quarter and first nine months of 2019. Loans modified in TDRs that experienced a payment default of 90 days or more during the third quarter and first nine months of 2018, and for which the payment of default occurred within one year of the modification, were as follows:

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
If loans modified in a TDR subsequently default, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled nil at September 30, 2019 and December 31, 2018.
The Company had $4.3 million and $4.2 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at September 30, 2019 and December 31, 2018, respectively.
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $87.8 million and $31.9 million for three months ended September 30, 2019 and 2018, respectively, and $177.3 million and $109.3 million for the nine months ended September 30, 2019 and 2018, respectively, and recognized gains on such sales of $1.5 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $3.1 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively.
There were no repurchased mortgage loans for the three and nine months ended September 30, 2019 and 2018. The repurchase reserve was $0.1 million as of September 30, 2019 and 2018.
Mortgage servicing fees, a component of other income, net, were $0.8 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively, and were $2.2 million for the nine months ended September 30, 2019 and 2018, respectively.
Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
September 30, 2019	$20,413	$(11,846)	$—	$8,567
December 31, 2018	18,556	(10,494)	—	8,062

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Changes related to MSRs were as follows:

	Three months ended September 30,		Nine months ended September 30
(in thousands)	2019	2018	2019	2018
Mortgage servicing rights
Beginning balance	$8,103	$8,509	$8,062	$8,639
Amount capitalized	995	305	1,857	1,032
Amortization	(531)	(388)	(1,352)	(1,245)
Other-than-temporary impairment	—	—	—	—
Carrying amount before valuation allowance	8,567	8,426	8,567	8,426
Valuation allowance for mortgage servicing rights
Beginning balance	—	—	—	—
Provision (recovery)	—	—	—	—
Other-than-temporary impairment	—	—	—	—
Ending balance	—	—	—	—
Net carrying value of mortgage servicing rights	$8,567	$8,426	$8,567	$8,426

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
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

(dollars in thousands)	September 30, 2019	December 31, 2018
Unpaid principal balance	$1,232,240	$1,188,514
Weighted average note rate	3.99%	3.98%
Weighted average discount rate	9.3%	10.0%
Weighted average prepayment speed	12.8%	6.5%

The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	September 30, 2019	December 31, 2018
Prepayment rate:
25 basis points adverse rate change	$(1,058)	$(250)
50 basis points adverse rate change	(2,093)	(566)
Discount rate:
25 basis points adverse rate change	(90)	(139)
50 basis points adverse rate change	(180)	(275)

The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.
Other borrowings.  As of September 30, 2019, ASB had $38.0 million FHLB advances outstanding. ASB was in compliance with all Advances, Pledge and Security Agreement requirements as of September 30, 2019.
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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheets	Net amount of liabilities presented in the Balance Sheets
Repurchase agreements
September 30, 2019	$91	$—	$91
December 31, 2018	65	—	65

	Gross amount not offset in the Balance Sheets
(in millions)	Net amount of liabilities presented in the Balance Sheets	Financial instruments	Cash collateral pledged
Commercial account holders
September 30, 2019	$91	$111	$—
December 31, 2018	65	92	—

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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	September 30, 2019		December 31, 2018
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$42,073	$470	$10,180	$91
Forward commitments	55,791	(76)	10,132	(43)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

ASB’s derivative financial instruments, their fair values and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	September 30, 2019		December 31, 2018
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$477	$7	$91	$—
Forward commitments	9	85	—	43
	$486	$92	$91	$43
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statements of Income	Three months ended September 30,		Nine months ended September 30
(in thousands)		2019	2018	2019	2018
Interest rate lock commitments	Mortgage banking income	$(3)	$(248)	$379	$(131)
Forward commitments	Mortgage banking income	39	62	(33)	24
		$36	$(186)	$346	$(107)

Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $20.7 million and $18.1 million at September 30, 2019 and December 31, 2018, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. As of September 30, 2019, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.
Note 5 · Credit agreements
HEI and Hawaiian Electric each entered into a separate agreement with a syndicate of eight financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Credit Facilities), effective July 3, 2017, to amend and restate their respective previously existing revolving unsecured credit agreements. The $150 million HEI Facility and $200 million Hawaiian Electric Facility both terminate on June 30, 2022. As of September 30, 2019 and December 31, 2018, no amounts were outstanding under the Credit Facilities.
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
The Unsecured Notes include substantially the same financial covenants and customary conditions as Hawaiian Electric’s credit agreement. Hawaiian Electric is also a party as guarantor under the Note Purchase Agreements entered into by Hawaii Electric Light and Maui Electric. The Unsecured Notes may be prepaid in whole or in part at any time at the prepayment price of the principal amount plus a “Make-Whole Amount,” as defined in the Note Purchase Agreements. On May 15, 2019, proceeds from the sale were applied to redeem the Utilities’ 2004 junior subordinated deferrable interest debentures at par

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

value:

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
On July 26, 2019, proceeds from the sale were applied to redeem at par, bonds previously issued by the DBF for the benefit of Hawaiian Electric and Hawaii Electric Light:

Series 2009 Special Purpose Revenue Bonds Redeemed
Aggregate principal amount	$150 million
Fixed coupon interest rate	6.50%
Maturity date	July 1, 2039
Principal amount by company:
Hawaiian Electric	$90 million
Hawaii Electric Light	$60 million

On October 10, 2019, the DBF for the benefit of Hawaiian Electric, Hawaii Electric Light and Maui Electric, issued, at par:

Series 2019 Special Purpose Revenue Bonds
Aggregate principal amount	$80 million
Fixed coupon interest rate	3.50%
Maturity date	October 1, 2049
DBF loaned the proceeds to:
Hawaiian Electric	$70 million
Hawaii Electric Light	$2.5 million
Maui Electric	$7.5 million

Proceeds will be used to finance capital expenditures, including reimbursements to the Companies for previously incurred capital expenditures. For Series 2019 Special Purpose Revenue Bonds (SPRBs), funds on deposit with trustee represent the undrawn proceeds from the issuance of the SPRBs and earn interest at market rates. These funds are available only to pay (or to reimburse) the Utilities for their capital expenditures.

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
In August 2019, Hawaiian Electric entered into a lease agreement for a total office space of approximately 195,000 square feet in downtown Honolulu to lower costs and bring together office workers in separate leased buildings. The lease consists of two different phases with expected commencement dates of January 2020 and January 2021, respectively, and is an operating lease for a term of 12 years with various options to extend up to 10 years. Annual rent expense for each phase will be approximately $1.9 million and $1.7 million, respectively.
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
Amounts related to the Company’s total lease cost and cash flows arising from lease transaction are as follows:

	HEI consolidated			Hawaiian Electric consolidated
Three months ended September 30, 2019 (in thousands)	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
Operating lease cost	$2,892	$15,478	$18,370	$1,542	$15,478	$17,020
Variable lease cost	3,577	57,912	61,489	2,836	57,912	60,748
Total lease cost	$6,469	$73,390	$79,859	$4,378	$73,390	$77,768
Other information
Cash paid for amounts included in the measurement of lease liabilities—Operating cash flows from operating leases	$2,687	$16,795	$19,482	$1,455	$16,795	$18,250

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	HEI consolidated			Hawaiian Electric consolidated
Nine months ended September 30, 2019 (dollars in thousands)	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
Operating lease cost	$8,632	$46,434	$55,066	$4,551	$46,434	$50,985
Variable lease cost	9,777	143,177	152,954	7,686	143,177	150,863
Total lease cost	$18,409	$189,611	$208,020	$12,237	$189,611	$201,848
Other information
Cash paid for amounts included in the measurement of lease liabilities—Operating cash flows from operating leases	$7,867	$46,162	$54,029	$4,263	$46,162	$50,425
Weighted-average remaining lease term—operating leases (in years)	6.5	3.0	3.7	4.7	3.0	3.2
Weighted-average discount rate—operating leases	3.55%	4.08%	3.98%	4.17%	4.08%	4.09%

The following table summarizes the maturity of our operating lease liabilities as of September 30, 2019:

	HEI consolidated			Hawaiian Electric consolidated
(in millions)	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
2019 (remaining months)	$3	$17	$20	$2	$17	$19
2020	11	63	74	6	63	69
2021	9	63	72	5	63	68
2022	6	42	48	2	42	44
2023	4	—	4	2	—	2
2024	3	—	3	1	—	1
Thereafter	9	—	9	2	—	2
Total lease payments	45	185	230	20	185	205
Less: Imputed interest	(6)	(11)	(17)	(2)	(11)	(13)
Total present value of lease payments	$39	$174	$213	$18	$174	$192

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 7 · Shareholders’ equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2018	$(24,423)	$(436)	$(25,751)	$(50,610)	$99
Current period other comprehensive income (loss)	27,368	(1,663)	532	26,237	73
Balance, September 30, 2019	$2,945	$(2,099)	$(25,219)	$(24,373)	$172
Balance, December 31, 2017	$(14,951)	$—	$(26,990)	$(41,941)	$(1,219)
Current period other comprehensive income (loss)	(22,768)	—	1,581	(21,187)	85
Balance, September 30, 2018	$(37,719)	$—	$(25,409)	$(63,128)	$(1,134)

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI
	Three months ended September 30		Nine months ended September 30		Affected line item in the
(in thousands)	2019	2018	2019	2018	Statements of Income / Balance Sheets
HEI consolidated
Net realized gains on securities included in net income	$(478)	$—	$(478)	$—	Revenues-bank (gains on sale of investment securities, net)
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	2,615	5,259	7,621	15,755	See Note 9 for additional details
Impact of D&Os of the PUC included in regulatory assets	(2,493)	(4,725)	(7,089)	(14,174)	See Note 9 for additional details
Total reclassifications	$(356)	$534	$54	$1,581
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$2,519	$4,753	$7,162	$14,259	See Note 9 for additional details
Impact of D&Os of the PUC included in regulatory assets	(2,493)	(4,725)	(7,089)	(14,174)	See Note 9 for additional details
Total reclassifications	$26	$28	$73	$85

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 8 · Revenues
Revenue from contracts with customers. The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended September 30, 2019				Nine months ended September 30, 2019
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$230,051	$—	$—	$230,051	$601,664	$—	$—	$601,664
Electric energy sales - commercial	230,411	—	—	230,411	635,097	—	—	635,097
Electric energy sales - large light and power	248,457	—	—	248,457	679,252	—	—	679,252
Electric energy sales - other	4,081	—	—	4,081	11,933	—	—	11,933
Bank fees	—	12,111	—	12,111	—	34,976	—	34,976
Total revenues from contracts with customers	713,000	12,111	—	725,111	1,927,946	34,976	—	1,962,922
Revenues from other sources
Regulatory revenue	(30,800)	—	—	(30,800)	(44,953)	—	—	(44,953)
Bank interest and dividend income	—	66,859	—	66,859	—	201,502	—	201,502
Other bank noninterest income	—	4,231	—	4,231	—	11,462	—	11,462
Other	6,130	—	4	6,134	17,616	—	86	17,702
Total revenues from other sources	(24,670)	71,090	4	46,424	(27,337)	212,964	86	185,713
Total revenues	$688,330	$83,201	$4	$771,535	$1,900,609	$247,940	$86	$2,148,635
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$12,111	$—	$12,111	$—	$34,976	$—	$34,976
Services/goods transferred over time	713,000	—	—	713,000	1,927,946	—	—	1,927,946
Total revenues from contracts with customers	$713,000	$12,111	$—	$725,111	$1,927,946	$34,976	$—	$1,962,922

	Three months ended September 30, 2018				Nine months ended September 30, 2018
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$222,196	$—	$—	$222,196	$586,002	$—	$—	$586,002
Electric energy sales - commercial	229,476	—	—	229,476	624,643	—	—	624,643
Electric energy sales - large light and power	242,457	—	—	242,457	649,454	—	—	649,454
Electric energy sales - other	4,296	—	—	4,296	12,324	—	—	12,324
Bank fees	—	11,743	—	11,743	—	34,797	—	34,797
Total revenues from contracts with customers	698,425	11,743	—	710,168	1,872,423	34,797	—	1,907,220
Revenues from other sources
Regulatory revenue	(13,572)	—	—	(13,572)	(13,465)	—	—	(13,465)
Bank interest and dividend income	—	65,185	—	65,185	—	190,448	—	190,448
Other bank noninterest income	—	3,568	—	3,568	—	7,774	—	7,774
Other	2,556	—	143	2,699	7,004	—	218	7,222
Total revenues from other sources	(11,016)	68,753	143	57,880	(6,461)	198,222	218	191,979
Total revenues	$687,409	$80,496	$143	$768,048	$1,865,962	$233,019	$218	$2,099,199
Timing of revenue recognition
Services/goods transferred at a point in time	$832	$11,743	$—	$12,575	$2,380	$34,797	$—	$37,177
Services/goods transferred over time	697,593	—	—	697,593	1,870,043	—	—	1,870,043
Total revenues from contracts with customers	$698,425	$11,743	$—	$710,168	$1,872,423	$34,797	$—	$1,907,220

There are no material contract assets or liabilities associated with revenues from contracts with customers existing at the beginning of the period or as of September 30, 2019. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s condensed consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

As of September 30, 2019, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.
Note 9 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first nine months of 2019, the Company contributed $36 million ($36 million by the Utilities) to its pension and other postretirement benefit plans, compared to $38 million ($37 million by the Utilities) in the first nine months of 2018. The Company’s current estimate of total contributions to its pension and other postretirement benefit plans in 2019 is $49 million ($48 million by the Utilities, $1 million by HEI and nil by ASB), compared to $39 million ($38 million by the Utilities, $1 million by HEI and nil by ASB) in 2018. In addition, the Company expects to pay directly $3 million ($2 million by the Utilities) of benefits in 2019, compared to $2 million ($1 million by the Utilities) paid in 2018.
The components of net periodic pension costs (NPPC) and net periodic benefit costs (NPBC) for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended September 30				Nine months ended September 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
HEI consolidated
Service cost	$15,800	$17,223	$573	$680	$46,564	$51,764	$1,656	$2,041
Interest cost	21,150	19,340	2,006	1,986	63,216	58,033	6,000	5,947
Expected return on plan assets	(27,991)	(27,237)	(3,101)	(3,224)	(83,988)	(81,715)	(9,273)	(9,683)
Amortization of net prior service gain	(10)	(11)	(451)	(451)	(32)	(32)	(1,355)	(1,354)
Amortization of net actuarial (gains) losses	3,989	7,527	(3)	25	11,667	22,556	(10)	71
Net periodic pension/benefit cost (return)	12,938	16,842	(976)	(984)	37,427	50,606	(2,982)	(2,978)
Impact of PUC D&Os	11,554	7,785	821	953	36,111	17,621	2,443	3,048
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$24,492	$24,627	$(155)	$(31)	$73,538	$68,227	$(539)	$70
Hawaiian Electric consolidated
Service cost	$15,344	$16,840	$568	$676	$45,346	$50,520	$1,643	$2,028
Interest cost	19,560	17,824	1,920	1,907	58,388	53,471	5,755	5,721
Expected return on plan assets	(26,146)	(25,593)	(3,064)	(3,178)	(78,474)	(76,777)	(9,135)	(9,534)
Amortization of net prior service (gain) cost	2	2	(451)	(451)	6	6	(1,353)	(1,353)
Amortization of net actuarial loss	3,841	6,826	—	25	10,993	20,477	—	74
Net periodic pension/benefit cost (return)	12,601	15,899	(1,027)	(1,021)	36,259	47,697	(3,090)	(3,064)
Impact of PUC D&Os	11,554	7,785	821	953	36,111	17,621	2,443	3,048
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$24,155	$23,684	$(206)	$(68)	$72,370	$65,318	$(647)	$(16)

HEI consolidated recorded retirement benefits expense of $44 million ($43 million by the Utilities) and $43 million ($40 million by the Utilities) in the first nine months of 2019 and 2018, respectively, and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first nine months of 2019 and 2018, the Company’s expenses for its defined contribution pension plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $5.1 million and $4.8 million, respectively, and cash contributions were $6.0 million and $5.9 million, respectively. For the first nine months of 2019 and 2018, the Utilities’ expenses for its defined contribution pension plan under the HEIRSP were $1.9 million and $1.7 million, respectively, and cash contributions were $1.9 million and $1.7 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
As of September 30, 2019, approximately 3.2 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 0.8 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. On June 26, 2019, an additional 300,000 shares were made available for issuance under the 2011 Director Plan. As of September 30, 2019, there were 311,027 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2019	2018	2019	2018
HEI consolidated
Share-based compensation expense [1]	$2.3	$1.5	$8.1	$5.9
Income tax benefit	0.3	0.2	1.2	0.9
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.8	0.6	2.6	2.1
Income tax benefit	0.1	0.1	0.5	0.4

[1]	For the three and nine months ended September 30, 2019 and 2018, the Company has not capitalized any share-based compensation.
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

	Three months ended September 30		Nine months ended September 30
(dollars in millions)	2019	2018	2019	2018
Shares granted	—	—	35,580	38,821
Fair value	$—	$—	$1.5	$1.3
Income tax benefit	—	—	0.4	0.3

The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI Common Stock on the grant date.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended September 30				Nine months ended September 30
	2019		2018		2019		2018
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	208,625	$35.28	200,856	$33.03	200,358	$33.05	197,047	$31.53
Granted	1,006	44.16	1,789	35.61	95,565	37.75	93,853	34.12
Vested	(101)	36.27	—	—	(76,813)	32.61	(75,683)	30.56
Forfeited	(2,889)	35.44	(2,287)	32.83	(12,469)	34.20	(14,859)	32.35
Outstanding, end of period	206,641	$35.32	200,358	$33.05	206,641	$35.32	200,358	$33.05
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$0.1		$3.6		$3.2

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the first nine months of 2019 and 2018, total restricted stock units and related dividends that vested had a fair value of $3.2 million and $2.7 million, respectively, and the related tax benefits were $0.5 million and $0.4 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

As of September 30, 2019, there was $5.4 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.7 years.
Long-term incentive plan payable in stock.  The 2017-2019, 2018-2020 and 2019-2021 long-term incentive plans (LTIP) provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals, including a market condition goal. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made, subject to the achievement of specified performance levels and calculated dividend equivalents. The potential payout varies from 0% to 200% of the number of target shares, depending on the achievement of the goals. The market condition goal is based on HEI’s total shareholder return (TSR) compared to the Edison Electric Institute Index over the relevant three-year period. The other performance condition goals relate to earnings per share (EPS) growth, return on average common equity, Hawaiian Electric’s net income and ASB’s efficiency ratio.
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended September 30				Nine months ended September 30
	2019		2018		2019		2018
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	98,311	$39.61	66,177	$38.82	65,578	$38.81	32,904	$39.51
Granted	568	41.07	878	38.20	35,215	41.07	37,819	38.21
Vested (issued or unissued and cancelled)	—	—	—	—	—	—	—	—
Forfeited	(2,477)	39.64	(1,490)	38.85	(4,391)	39.19	(5,158)	38.84
Outstanding, end of period	96,402	$39.62	65,565	$38.81	96,402	$39.62	65,565	$38.81
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—		$1.4		$1.4

(1)	Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
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

As of September 30, 2019, there was $1.7 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.3 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended September 30				Nine months ended September 30
	2019		2018		2019		2018
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	407,090	$35.12	264,707	$33.79	276,169	$33.80	131,616	$33.47
Granted	2,275	44.05	3,511	35.58	140,855	37.78	151,277	34.12
Vested	—	—	—	—	—	—	—	—
Increase above target	11,131	33.49	—	—	11,131	33.49	—	—
Forfeited	(9,911)	35.24	(5,958)	33.80	(17,570)	34.66	(20,633)	33.80
Outstanding, end of period	410,585	$35.12	262,260	$33.82	410,585	$35.12	262,260	$33.82
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$0.1		$0.1		$5.3		$5.2

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
As of September 30, 2019, there was $6.1 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.2 years.
Note 11 · Income taxes
The Company’s and the Utilities’ effective tax rates (combined federal and state income tax rates) were 19% and 20%, respectively, for the nine months ended September 30, 2019. These rates differed from the combined statutory rates, due primarily to the Utilities’ amortization of excess deferred income taxes related to the provision in the Tax Act that lowered the federal income tax rate from 35% to 21%, the non-taxability of the bank-owned life insurance income and the tax benefits derived from the low income housing tax credit investments. The Company’s and the Utilities’ effective tax rates were both 19% for the nine months ended September 30, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 12 · Cash flows

Nine months ended September 30	2019	2018
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates, net of amounts capitalized	$75	$67
Income taxes paid (including refundable credits)	55	50
Income taxes refunded (including refundable credits)	4	—
Hawaiian Electric consolidated
Interest paid to non-affiliates	45	44
Income taxes paid (including refundable credits)	55	47
Income taxes refunded (including refundable credits)	4	—
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	7	6
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	37	42
Common stock issued (gross) for director and executive/management compensation (financing)[1]	5	4
Real estate transferred from property, plant and equipment to other assets held-for-sale (investing)	9	—
Obligations to fund low income housing investments (investing)	6	12
Transfer of retail repurchase agreements to deposit liabilities (financing)	—	102
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	7	6
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	34	28

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

The following table presents the carrying or notional amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments. For stock in Federal Home Loan Bank, the carrying amount is a reasonable estimate of fair value because it can only be redeemed at par.

		Estimated fair value
	Carrying or notional amount	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2019
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,210,748	$—	$1,182,289	$28,459	$1,210,748
Held-to-maturity investment securities	132,704	—	137,497	—	137,497
Stock in Federal Home Loan Bank	9,953	—	9,953	—	9,953
Loans, net	5,048,411	—	17,164	5,121,275	5,138,439
Mortgage servicing rights	8,567	—	—	11,485	11,485
Derivative assets	58,473	2	484	—	486
Financial liabilities
HEI consolidated
Deposit liabilities	783,308	—	779,370	—	779,370
Short-term borrowings—other than bank	163,836	—	163,836	—	163,836
Other bank borrowings	129,190	—	129,187	—	129,187
Long-term debt, net—other than bank	1,885,454	—	2,085,217	—	2,085,217
Derivative liabilities	63,391	18	2,901	—	2,919
Hawaiian Electric consolidated
Short-term borrowings	112,353	—	112,353	—	112,353
Long-term debt, net	1,418,220	—	1,594,271	—	1,594,271
December 31, 2018
Financial assets
HEI consolidated
Available-for-sale investment securities	1,388,533	—	1,364,897	23,636	1,388,533
Held-to-maturity investment securities	141,875	—	142,057	—	142,057
Stock in Federal Home Loan Bank	9,958	—	9,958	—	9,958
Loans, net	4,792,707	—	1,809	4,800,244	4,802,053
Mortgage servicing rights	8,062	—	—	13,618	13,618
Derivative assets	10,180	—	91	—	91
Financial liabilities
HEI consolidated
Deposit liabilities	827,841	—	817,667	—	817,667
Short-term borrowings—other than bank	73,992	—	73,992	—	73,992
Other bank borrowings	110,040	—	110,037	—	110,037
Long-term debt, net—other than bank	1,879,641	—	1,904,261	—	1,904,261
Derivative liabilities	34,132	34	596	—	630
Hawaiian Electric consolidated
Short-term borrowings	25,000	—	25,000	—	25,000
Long-term debt, net	1,418,802	—	1,443,968	—	1,443,968

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2019			December 31, 2018
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$—	$1,019,305	$—	$—	$1,161,416	$—
U.S. Treasury and federal agency obligations	—	126,708	—	—	154,349	—
Corporate bonds	—	36,276	—	—	49,132	—
Mortgage revenue bonds	—	—	28,459	—	—	23,636
	$—	$1,182,289	$28,459	$—	$1,364,897	$23,636
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$477	$—	$—	$91	$—
Forward commitments (bank segment)[1]	2	7	—	—	—	—
	$2	$484	$—	$—	$91	$—
Derivative liabilities
Interest rate lock commitments (bank segment)[1]	$—	$7	$—	$—	$—	$—
Forward commitments (bank segment)[1]	18	67	—	34	9	—
Interest rate swap (Other segment)[2]	—	2,827	—	—	587	—
	$18	$2,901	$—	$34	$596	$—
1  Derivatives are carried at fair value in other assets or other liabilities in the balance sheets with changes in value included in mortgage banking income.
2 Derivatives are included in other liabilities in the balance sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2019.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Three months ended September 30		Nine months ended September 30
Mortgage revenue bonds	2019	2018	2019	2018
(in thousands)
Beginning balance	$28,166	$15,427	$23,636	$15,427
Principal payments received	—	—	—	—
Purchases	293	3,657	4,823	3,657
Unrealized gain (loss) included in other comprehensive income	—	—	—	—
Ending balance	$28,459	$19,084	$28,459	$19,084

ASB holds two mortgage revenue bonds issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of September 30, 2019, the weighted average discount rate was 3.66%, which was derived by incorporating a credit spread over the one month LIBOR rate. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

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

		Fair value measurements
(in thousands)	Balance	Level 1	Level 2	Level 3
September 30, 2019
Loans	$3,911	$—	$—	$3,911
December 31, 2018
Loans	77	—	—	77
Real estate acquired in settlement of loans	186	—	—	186

For nine months ended September 30, 2019 and 2018, there were no adjustments to fair value for ASB’s loans held for sale.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value (1)
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
September 30, 2019
Home equity line of credit	$199	Fair value of property or collateral	Appraised value less 7% selling cost		N/A (2)
Residential land	25	Fair value of property or collateral	Appraised value less 7% selling cost		N/A (2)
Commercial	3,687	Discounted cash flow	Expected cash flows	3.9%-6.8%	4.6%
Total loans	$3,911

December 31, 2018
Home equity line of credit	$77	Fair value of property or collateral	Appraised value less 7% selling cost		N/A (2)
Total loans	$77
Real estate acquired in settlement of loans	$186	Fair value of property or collateral	Appraised value less 7% selling cost		N/A (2)
(1) Represent percent of outstanding principal balance.
(2) N/A - Not applicable. There is one asset in each fair value measurement type.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2018 Form 10-K and should be read in conjunction with such discussion and the 2018 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2018 Form 10-K, as well as the quarterly (as of and for the three and nine months ended September 30, 2019) condensed consolidated financial statements and notes thereto included in this Form 10-Q.

HEI consolidated
RESULTS OF OPERATIONS

	Three months ended September 30, 2019%
(in thousands)	2019	2018	change	Primary reason(s)*
Revenues	$771,535	$768,048	—	Increases for the electric utility and bank segments
Operating income	97,308	98,064	(1)	Decrease for electric utility segment, partly offset by an increase for the bank segment
Net income for common stock	63,419	65,900	(4)	Lower net income at electric utility segment and higher net losses at the “other” segment, partly offset by higher net income at the bank segment. See below for effective tax rate explanation.

	Nine months ended September 30, 2019%
(in thousands)	2019	2018	change	Primary reason(s)*
Revenues	$2,148,635	$2,099,199	2	Increases for the electric utility and bank segments
Operating income	247,879	248,752	—	Decrease for bank segment and higher operating losses for the “other” segment, partly offset by an increase for the electric utility segment
Net income for common stock	151,619	152,201	—	Higher net losses at the “other” segment, partly offset by higher net income at the electric utility segment. Bank segment was comparable between periods.

*	Also, see segment discussions which follow.
The Company’s effective tax rates for the third quarters of 2019 and 2018 were 19% and 14%, respectively. The Company’s effective tax rates for the first nine months of 2019 and 2018 were 19% for each period. The effective tax rate was higher in the third quarter of 2019, compared to the same period in 2018 due primarily to certain return adjustments recorded in 2018 relating to the benefit associated with additional tax deductions taken in the Company’s 2017 tax returns in conjunction with the rate differential provided in the 2017 Tax Act offset, in part, by higher amortization in 2019 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in federal income tax rate.
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
Through the first eight months of 2019, Hawaii’s tourism industry, a significant driver of Hawaii’s economy, showed an increase in visitor arrivals and decrease in visitor spending. Visitor arrivals increased 5.5% and expenditures at -0.1% is relatively similar compared to the same period in 2018. Looking ahead, the Hawaii Tourism Authority expects scheduled nonstop seats to Hawaii to increase as the year progresses, driven primarily by an increase in seats from West Coast, East Coast and Asia. While visitor arrivals numbers are still impressive, UHERO foresees a weakening of the growth in tourism due to lower activity from the international markets and from the enforcement of new regulations governing home vacation rentals.
Hawaii’s unemployment rate declined slightly to 2.7% for September 2019, which was higher than the rate for September 2018, but lower than the national unemployment rate of 3.5%.

Hawaii real estate activity, as indicated by the home resale market, experienced a decline in median sales prices for single family homes and condominiums for the year-to-date period ended September 30, 2019. Median sales prices for single family residential homes on Oahu through September 2019 were lower by -0.5% and for condominiums were lower by -1% over the same time period in 2018. The number of closed sales were up by 0.8% for single family residential homes and were down by -6.7% for condominiums through September of 2019 compared to same time period in 2018.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. Although the price of crude oil fluctuates month to month, the price has been decreasing over the last few months.
At its October 2019 meeting, the Federal Open Market Committee (FOMC) lowered the target range for the federal funds rate to 1-1/2% to 1-3/4% in light of implications of global developments for the economic outlook as well as muted inflation pressures. This action supports the FOMC’s view that sustained expansion of economic activity, strong labor market conditions, and inflation near the FOMC’s symmetric 2 percent objective are the most likely outcomes, but uncertainties about this outlook remain.
In its state forecast released in September 2019, the University of Hawaii Economic Research Organization stated that economic growth in the islands has been slowing for several years. The main contributing factors are two years of population decline that have reduced demand in many sectors and a decline in visitor spending. Construction remains a bright spot in the economy. The State’s Department of Business, Economic Development & Tourism in its third quarter 2019 Outlook for the Economy report has a more positive outlook and stated that Hawaii’s economy is expected to continue positive growth in 2019 and 2020 based on recent developments in the national and global economies, performance in the tourism industry, labor market conditions and growth in personal income and tax revenues. They are projecting the Hawaii economy, as measured by real GDP, to show an increase of 1.1% in 2019, followed by 1.2% in 2020. Both organizations have indicated that Hawaii’s economy depends significantly on the U.S. and key global economies as there is a direct relationship to the visitor industry and labor market conditions.
“Other” segment.

	Three months ended September 30,		Nine months ended September 30
(in thousands)	2019	2018	2019	2018	Primary reason(s)
Revenues	$4	$143	$86	$218
Operating loss	(3,446)	(3,236)	(12,503)	(10,865)
The third quarters of 2019 and 2018 include $1.0 million and $0.7 million, respectively, of operating income from Pacific Current[1]. Third quarter 2019 corporate expense was flat compared to the third quarter of 2018. The nine months ended September 30, 2019 and 2018 include $2.3 million and $3.0 million, respectively, of operating income from Pacific Current[1]. The lower Pacific Current operating income was primarily due to the hiring of Pacific Current employees. Corporate expense for the nine months ended September 30, 2019 was $1.0 million higher than the same period in 2018, primarily due to higher professional fees, partly offset by lower incentive compensation expense.

Net loss	(6,248)	(5,033)	(20,603)	(16,897)
The net loss for the third quarter and first nine months of 2019 was higher than the net loss for the third quarter and first nine months of 2018 due to higher interest expense (as a result of higher interest rates and balances at corporate), higher HEI corporate expenses, and lower Pacific Current net income, partially offset by a higher income tax benefit.

[1]	Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation.

The “other” business segment (loss)/income includes results of the stand-alone corporate operations of HEI and ASB Hawaii, Inc. (ASBH), as well as the results of Pacific Current, a direct subsidiary of HEI focused on investing in clean energy and sustainable infrastructure projects; Pacific Current’s indirect subsidiary, Hamakua Energy, which owns a 60-MW combined cycle power plant; Pacific Current’s indirect subsidiary, Mauo, LLC (Mauo), which is currently constructing a 8.6 MW solar-plus-storage project; and The Old Oahu Tug Service, Inc., a subsidiary that ceased operations in 1999; as well as eliminations of intercompany transactions.

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
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	September 30, 2019		December 31, 2018
Short-term borrowings—other than bank	$164	4%	$74	2%
Long-term debt, net—other than bank	1,885	43	1,880	45
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,243	52	2,162	52
	$4,326	100%	$4,150	100%
HEI’s commercial paper borrowings and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Nine months ended September 30, 2019	September 30, 2019	December 31, 2018
Commercial paper	$40	$52	$49
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility		150	150

Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s external short-term borrowings during the first nine months of 2019 was $102 million.
HEI has a $150 million line of credit facility with no amounts outstanding at September 30, 2019. See Note 5 of the Condensed Consolidated Financial Statements.
In October 2019, Moody’s revised HEI’s rating outlook to “positive” from “stable,” and affirmed HEI’s P-3 commercial paper rating. The revision to the rating outlook was based on the considerable progress made with respect to the Utilities’ transition to renewable energy and the improvement in its customer service.
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
For the first nine months of 2019, net cash provided by operating activities of HEI consolidated was $341 million. Net cash used by investing activities for the same period was $373 million, primarily due to capital expenditures and ASB’s net increase in loans, partly offset by ASB’s receipt of repayments from and proceeds from the sale of available-for-sale investment securities. Net cash provided by financing activities during this period was $40 million as a result of several factors, including net increases in short-term borrowings and ASB’s deposit liabilities, the issuance of short-term and long-term debt, partly offset by payment of common stock dividends and repayment of long-term debt and funds transferred for redemption of special purpose revenue bonds. During the first nine months of 2019, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $76 million and $47 million, respectively.
Dividends.  The payout ratios for the first nine months of 2019 and full year 2018 were 69% and 67%, respectively. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company and current and expected future economic conditions.
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
Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.
Electric utility
RESULTS OF OPERATIONS

Three months ended September 30,		Increase
2019	2018	(decrease)		(dollars in millions, except per barrel amounts)
$688	$687	$1		Revenues. Net increase largely due to:
			$4	higher rates
			3	MPIR for Schofield Generating Station
			2	pole attachment revenues
			(2)	net of lower purchase power energy price and higher kWh purchased
			(7)	net of lower fuel oil prices and higher kWh generated
199	207	(8)		Fuel oil expense[1]. Net decrease largely due to lower fuel oil prices, partially offset by higher kWh generated
175	178	(3)		Purchased power expense[1,2]. Net decrease largely due to lower purchased power energy price, partially offset by higher kWh purchased
124	114	10		Operation and maintenance expenses. Net increase largely due to:
			4	higher generation overhaul costs
			2	higher preventive/corrective maintenance expense for generating facilities
			1	reset of pension costs included in rates as part of rate case decisions
			1	higher vegetation management costs
			1	higher medical premium costs
			1	higher outside consulting services for grid modernization projects
118	116	2		Other expenses. Increase primarily due to higher depreciation expense for plant investments in 2018
72	74	(2)		Operating income. Decrease due to higher operation and maintenance and depreciation expenses, offset in part by higher revenue
47	50	(3)
Net income for common stock. Decrease due to higher operating expenses and higher income taxes, offset in part by higher rates and lower interest expense. See below for discussion on effective tax rate.

2,414	2,329	85		Kilowatthour sales (millions)[3]
$82.30	$90.93	$(8.63)		Average fuel oil cost per barrel

Nine months ended September 30		Increase
2019	2018	(decrease)		(dollars in millions, except per barrel amounts)
$1,901	$1,866	$35		Revenues. Net increase largely due to:
			$26	higher rates
			13	MPIR for Schofield Generating Station
			5	pole attachment revenues
			2	billing to a third party for mutual assistance work reimbursement
			(5)	net of lower fuel oil prices and lower kWh generated
			(6)	lower kWh purchased and lower capacity charges
541	545	(4)		Fuel oil expense[1]. Net decrease largely due to lower kWh generated, coupled with higher fuel efficiency
472	478	(6)		Purchased power expense[1,2]. Net decrease largely due to lower kWh purchased and lower capacity charges
362	334	28		Operation and maintenance expenses. Net increase largely due to:
			6	higher outside consulting services for system support (Asset management, Energy Management, Enterprise and Grid Modernization systems)
			6	higher preventive/corrective maintenance expense for generating facilities
			5	reset of pension costs included in rates as part of rate case decisions
			5	higher generation overhaul costs
			2	higher medical premium costs
			2	cost incurred related to reimbursed third-party mutual assistance work
			1	voluntary retirement bonus payout
			1	higher engineering costs due to transmission planning and interconnection requirements study related to integration of more renewables
341	328	13		Other expenses. Increase due to higher depreciation expense for plant investments in 2018
184	181	3		Operating income. Increase due to higher revenue, offset in part by higher operation and maintenance and depreciation expenses
111	108	3		Net income for common stock. Increase due to higher rates and MPIR revenues, offset in part by higher operating expenses

6,449	6,469	(20)		Kilowatthour sales (millions)[4]
$83.64	$84.67	$(1.03)		Average fuel oil cost per barrel
464,892	462,516	2,376		Customer accounts (end of period)

1	The rate schedules of the electric utilities currently contain ECACs and ECRCs through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.

2	The rate schedules of the electric utilities currently contain PPACs through which changes in purchase power expenses (except purchased energy costs) are passed on to customers.
3 kWh sales were higher when compared to the same quarter in the prior year due largely to warmer and more humid weather in the third quarter of 2019 than 2018.
4 kWh sales were lower when compared to prior year due largely to continued energy efficiency and conservation efforts by customers and increasing levels of private customer-sited renewable generation, coupled with cooler and less humid weather in the first quarter of 2019.

The Utilities’ effective tax rates for the third quarters of 2019 and 2018 were 19% and 12%, respectively. The Utilities’ effective tax rate for the first nine months of 2019 and 2018 were similar at 20% and 19%, respectively. The effective tax rate was higher for the three months ended September 30, 2019 compared to the same period in 2018 due primarily to certain return adjustments recorded in 2018 relating to the benefit associated with additional tax deductions taken in the Company’s 2017 tax returns in conjunction with the rate differential provided in the 2017 Tax Act offset, in part, by higher amortization in 2019 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in federal income tax rate.
Hawaiian Electric’s consolidated ROACE was 7.6% and 7.2% for the twelve months ended September 30, 2019 and September 30, 2018, respectively.

The Utilities’ consolidated kWh sales have declined each year since 2007. Year-over-year sales in 2019 are anticipated to be about the same as in 2018 on a consolidated basis due to the continued adoption of energy efficiency and distributed energy resources, partially offset by the warmer, more humid weather in the second and third quarter of the year. Cooler, less humid than average weather in the first quarter was offset by warmer, more humid weather in the second and third quarter, resulting in sales being slightly lower in the first three quarters of the year. However, following the adoption of the decoupling model in 2011, revenues are not tied to kWh sales and include annual rate adjustments to revenues. See “Decoupling” in the “Regulatory proceedings” section of Note 3 of the condensed consolidated financial statements for additional information.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of September 30, 2019 amounted to $4 billion, of which approximately 28% related to generation PPE, 63% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 9% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission.
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
The PUC opened a docket to review the IGP process that the Utilities had proposed, and the resulting plans. In March 2019, the PUC accepted the Utilities’ IGP Work plan submitted on December 14, 2018, which describes the timing and scope of major activities that will occur in the IGP process. The IGP utilizes an inclusive and transparent Stakeholder Engagement model to provide an avenue for interested parties to engage with the Companies and contribute meaningful input throughout the IGP process. The IGP Stakeholder Council, Technical Advisor Panel and Working groups have been established and meet regularly to provide feedback and input on specific issues and process steps in the IGP.
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
In October 2017, the PUC approved the Utilities request made in December 2015 to defer and recover certain computer software and software development costs for a DR Management System in an amount not to exceed $3.9 million, exclusive of allowance for funds used during construction, through the Renewable Energy Infrastructure Program Surcharge. The Utilities placed the DR Management System in service in the first quarter of 2019. The Utilities are currently working through the next software update with the vendor, and will submit the final cost report in the fourth quarter of 2019. The Utilities are on track to remain below the $3.9 million budget cap.
On January 25, 2018, the PUC approved the Utilities’ revised DR Portfolio tariff structure. The PUC supported the approach of working with aggregators to implement the DR portfolio. In 2019, the Utilities are expected to sign a number of multi-year Grid Services Purchase Agreements with third party aggregators. These contracts pay service providers to aggregate grid-supporting capabilities from customer-sited Distributed Energy Resources. The first of these five-year contracts in a not-to-exceed amount of $22 million has been executed (PUC approval obtained on August 9, 2019) and is expected to not only deliver benefit through efficient grid operations but also avoided fuel costs over that 5-year period. As the PUC considers Performance-based Regulation, demonstrated savings resulting from these contracts could results in shared savings for the Utilities. This complements the Utilities’ transformation and supports customer choice.
Grid modernization. The overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater DER and renewable energy integration. Under the Grid Modernization Strategy, new technology will help triple private rooftop solar and make use of rapidly evolving products, including storage and advanced inverters. The Utilities have begun work to implement the Grid Modernization Strategy Phase 1, which received PUC approval on March 25, 2019. The estimated cost for this initial phase is approximately $86 million and is expected to be incurred over five years. The Utilities filed an application with the PUC on September 30, 2019 for an Advanced Distribution Management System as part of the second phase of their Grid Modernization implementation. The estimated cost for the implementation over five years of the Advanced Distribution Management System, which includes capital, deferred and O&M costs, is $46 million. Additional applications will be filed later to implement subsequent phases of the strategy.
Community-Based Renewable Energy. In December 2017, the PUC adopted a community-based renewable energy (CBRE) program framework which allows customers who cannot, or chose not to, take advantage of private rooftop solar to receive the benefits of renewable energy to help offset their monthly electric bills and support clean energy for Hawaii. The program has two phases.
The first phase, which commenced in July 2018, totals 8 MW of solar photovoltaic (PV) only with one credit rate for each island. The Utilities’ role is limited to administrative only during the first phase. As administrators, the Utilities will work with subscriber organizations to allocate capacity, answer general program questions, verify subscriber eligibility and process bill credits for subscribers. The Utilities are in the process of verifying the projects and awarding the capacity to interested subscriber organizations.
The second phase will commence after review of the first full year of the phase one. The second phase is contemplated to be a larger capacity and include multiple credit rates (e.g., time of day) and various technologies. The Utilities will have the opportunity to develop self-build projects; however 50% of utility capacity will be reserved for low to moderate income customers.
The PUC held an informal technical conference on July 25, 2019 to review progress and status of the first phase and to solicit recommendations for the second phase. On August 19, 2019, the Utilities and the Joint Parties submitted their comments and recommendations for the second phase.
Microgrid services tariff proceeding. In July 2018, the PUC issued an order instituting a proceeding to investigate establishment of a microgrid services tariff, pursuant to Act 200 of 2018. The PUC granted motions to intervene in the docket by eight parties (there are currently six parties) and completed its initial procedural schedule in March 2019. In August 2019, the PUC issued an order stating that the focus for the remainder of the docket is to facilitate the ability of microgrids to disconnect from the grid and provide backup power to customers and critical energy uses during contingency events.
The PUC also required the parties to form two Working Groups: (1) a Market Facilitation Working Group to recommend draft tariff language for the Microgrid Services Tariff; and (2) an Interconnection Standards Working Group to develop a new section of Rule 14H specific to interconnection and islanding/reconnection of microgrids. The Utilities are to file a Draft Microgrid Services Tariff and Rule 14H Updates by March 30, 2020.
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

Regulated returns. Actual and PUC-allowed returns, as of September 30, 2019, were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended September 30, 2019	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	6.73	6.39	6.16	7.78	6.88	7.39	8.39	7.36	7.54
PUC-allowed returns	7.57	7.80	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	(0.84)	(1.41)	(1.27)	(1.72)	(2.62)	(2.11)	(1.11)	(2.14)	(1.96)
*      Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**    Recorded net income divided by average common equity.
***  ROACE adjusted to remove items not included by the PUC in establishing rates, such as incentive compensation.
The gap between PUC-allowed ROACEs and the ROACEs actually achieved is primarily due to: the consistent exclusion of certain expenses from rates (for example, incentive compensation and charitable contributions), the recognition of annual RAM revenues on June 1 annually rather than on January 1, and O&M increases and return on capital additions since the last rate case in excess of indexed escalations.
Most recent rate proceedings.  Hawaiian Electric filed for a rate increase based on a 2020 test year in August 2019. Hawaii Electric Light filed its 2019 test year rate case in December 2018. Final rates for Maui Electric’s 2018 rate case were effective on June 1, 2019 based on rulings in a D&O issued on March 18, 2019. Rates resulting from the March 2019 D&O were lower than what had been allowed in the interim order and Maui Electric refunded approximately $0.5 million to customers in June and July 2019.

Test year (dollars in millions)	Date (filed/ implemented)	Amount	% over rates in effect	ROACE (%)	RORB (%)	Rate base	Common equity %	Stipulated agreement reached with Consumer Advocate
Hawaiian Electric
2017 [1]
Request	12/16/16	$106.4	6.9	10.60	8.28	$2,002	57.36	Yes
Interim increase	2/16/18	36.0	2.3	9.50	7.57	1,980	57.10
Interim increase with Tax Act	4/13/18	(0.6)	—	9.50	7.57	1,993	57.10
Final increase	9/1/18	(0.6)	—	9.50	7.57	1,993	57.10
2020
Request	8/21/19	$77.6	4.1	10.50	7.97	$2,477	57.15
Hawaii Electric Light
2016 [2]
Request	9/19/16	$19.3	6.5	10.60	8.44	$479	57.12	Yes
Interim increase	8/31/17	9.9	3.4	9.50	7.80	482	56.69
Interim increase with Tax Act	5/1/18	1.5	0.5	9.50	7.80	481	56.69
Final increase	10/1/18	—	—	9.50	7.80	481	56.69
2019
Request	12/14/18	$13.4	3.4	10.50	8.30	$537	56.91
Maui Electric
2018 [3]
Request	10/12/17	$30.1	9.3	10.60	8.05	$473	56.94	Yes
Interim increase with Tax Act	8/23/18	12.5	3.82	9.50	7.43	462	57.02
Final increase	6/1/19	12.2	3.7	9.50	7.43	454	57.02
 Note:  The “Request” date reflects the application filing date for the rate proceeding. The “Interim increase” and “Final increase” date reflects the effective date of the revised schedules and tariffs as a result of the PUC-approved increase.

1	Final D&O was issued on June 22, 2018.
2 Final D&O was issued on June 29, 2018.
3 A D&O issued on May 16, 2019 approved Maui Electric’s revised revenue requirements filed based on the March 2019 D&O and final rates which took effect on June 1, 2019.
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

•
In July 2017, the PUC approved, with certain modifications and conditions, three PPAs for solar energy on Oahu with Waipio PV, LLC for 45.9 MW, Lanikuhana Solar, LLC for 14.7 MW and Kawailoa Solar, LLC for 49.0 MW. The three projects are now owned by Clearway Energy Group LLC, whose controlling investor is Global Infrastructure Partners. On September 19, 2019, Lanikuhana Solar and Waipio PV projects achieved commercial operations. Kawailoa Solar, LLC is expected to be in service by the end of 2019.

•
In July 2018, the PUC approved Maui Electric’s PPA with Molokai New Energy Partners to purchase solar energy from a PV plus battery storage project. The 4.88 MW project will deliver no more than 2.64 MW at any time to the Molokai system. The project is expected to be in service in 2020.

•
In November 2018, Hawaiian Electric filed with the PUC a PPA for Renewable As-Available Energy dated October 22, 2018 between Hawaiian Electric and EE Ewa, LLC (Palehua) for a proposed 46.8 MW wind farm on Oahu, subject to PUC approval. On September 6, 2019, the PUC issued an order dismissing without prejudice Hawaiian Electric’s application for a waiver of the proposed Palehua wind project from the PUC’s framework for competitive bidding and approval of the PPA. Due to the foregoing, the PPA has been declared null and void.

Tariffed renewable resources.

•
As of September 30, 2019, there were approximately 486 MW, 102 MW and 116 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of September 30, 2019, an estimated 29% of single family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 17% of the Utilities' total customers have solar systems.

•
The Utilities began accepting energy from feed-in tariff projects in 2011. As of September 30, 2019, there were 34 MW, 3 MW and 5 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

Biofuel sources.

•
In July 2018, the PUC approved Hawaiian Electric’s 3-year biodiesel supply contract with Pacific Biodiesel Technologies, LLC (PBT) to supply 2 million to 4 million gallons of biodiesel at Hawaiian Electric’s Schofield Generating Station and the Honolulu International Airport Emergency Power Facility (HIA Facility) and any other generating unit on Oahu, as necessary. The PBT contract became effective on November 1, 2018. Hawaiian Electric also has a spot buy contract with PBT to purchase additional quantities of biodiesel at or below the price of diesel. Some purchases of “at parity” biodiesel have been made under the spot purchase contract, which was extended through June 2021.

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

In December 2018, the Utilities executed a total of seven renewable generation PPAs utilizing photovoltaic technology paired with a battery storage system for a total of 262 MW, of which six PPAs were approved by the PUC in March 2019 and one PPA for Maui Electric is still under PUC review. In February 2019, Hawaiian Electric filed an additional PPA for a proposed 12.5 MW PV plus battery storage project, which was approved by the PUC on August 20, 2019. Summarized information for a total of 8 PPAs, including one for Maui Electric that is pending PUC approval, is as follows:

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
In March 2019 and August 2019, the Utilities received PUC approval to recover the total projected annual payment of $57.8 million for 7 PPAs through the PPAC to the extent such costs are not included in base rates. The remaining $4.8 million of total projected annual payments for the remaining PPA is pending PUC approval.

•
In October 2017, the Utilities filed a draft request for proposal with the PUC for 40 MW of firm renewable generation on Maui (Maui Firm RFP) to be in service by the end of 2022. The Utilities have since decided to move forward with an RFP for variable renewable energy and energy storage.

•
In continuation of its February 2018 request for proposal process, the Utilities issued its Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. This procurement plan seeks approximately 900 MW of renewable energy, including 594 MW on Oahu, 135 MW on Maui and a range between 32 to 203 MW on Hawaii Island. This second phase, as approved by the PUC, is open to all renewable and storage resources, including efforts to add more renewable generation, renewable plus storage, standalone storage and grid services. The scope of these RFPs has been expanded to accelerate renewable energy procurements beyond the remainder of the 2022 targets identified in Stage 1 to include the energy from the retiring Kahului Power Plant on Maui and the expiring AES Hawaii facility on Oahu. For the Grid Services RFP, the targets have been expanded in alignment with the Renewable RFPs. Utility proposals to address reliability will be submitted on November 4, 2019. Proposals from third parties for these RFPs are due by November 5, 2019.

•
On August 6, 2019, the Utilities filed draft RFPs with the PUC for renewable generation paired with energy storage on the islands of Lanai and Molokai. Projects may come online as early as 2022. The Utilities are seeking PV paired with storage or small wind (specified as 100 kW turbines or smaller) on Molokai and PV paired with storage on Lanai.

Legislation and regulation. Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the Utilities and their customers. Also see “Environmental regulation” in Note 3 of the Condensed Consolidated Financial Statements.
Impact of lava flows on PGV. In May 2018, a lava eruption occurred within the Leilani Estates subdivision and resulted in the shutdown of independent power producer PGV’s geothermal facilities. The financial impact to Hawaii Electric Light has not been material. In March 2019, Hawaii Electric Light and PGV entered into a Rebuild Agreement, which sets forth the parties’ respective responsibilities associated with restoration of facilities and reconnection of the PGV facility to the electric grid. Hawaii Electric Light and PGV are in negotiations of an amended and restated PPA, which would, among others, delink the original PPA from the cost of fossil-fuel.
In June 2019, Hawaii Electric Light filed an application requesting approval to reconstruct the necessary transmission lines. In August 2019, the PUC issued an order suspending the application with the expectation that Hawaii Electric Light provide information on an expected timeline for various permit approvals and substantive details on a renegotiated PPA. In response to the PUC’s order, Hawaii Electric Light submitted its quarterly report, which provided details on the status of permits and PGV’s assertion that every permit required to operate its facilities is in full force and effect. In addition, the report indicated that the work described in the Rebuild Agreement is necessary to restore facilities under the existing original PPA with PGV, which is valid through 2027, and that the parties continue to negotiate an amended and restated PPA that would be delinked from the cost of fossil fuel. In October 2019, the PUC opened a docket to review an amended and restated PPA between Hawaii Electric Light and PGV.

Army privatization. On September 27, 2019, Hawaiian Electric was awarded a 50-year contract to own, operate and maintain the electric distribution system serving the U.S. Army’s 12 installations on Oahu, including Schofield Barracks, Wheeler Army Airfield, Tripler Army Medical Center, Fort Shafter, and Army housing areas. Hawaiian Electric will acquire, subject to PUC approval, the Army’s existing distribution system for a purchase price of $16.3 million and will pay the Army in the form of a monthly credit against the monthly utility services charge over the 50-year term of the contract. Hawaiian Electric filed an application with the PUC for approval of the Army privatization contract on October 25, 2019.
If approved by the PUC by 2020, Hawaiian Electric would take ownership and all responsibilities for operation and maintenance of the system in late 2021 for a 50-year term, which would start after the mutually agreed upon one-year transition period. Under the contract, Hawaiian Electric will make initial capital upgrades over the first six years of the contract and replacements of aging infrastructure over the 50-year term. In addition to its regular monthly electricity bill, the Army will pay Hawaiian Electric a monthly utility services charge to cover operations and maintenance expenses and provide recovery for capital upgrades, capital replacements, and the existing distribution system based on a rate of return determined by the PUC for regulated utility investments, as well as depreciation expense. A preliminary assessment estimated the capital needs of approximately $40 million in the first six years of the contract. The annual impact on Hawaiian Electric’s earnings is not expected to be material and will depend on a number of factors, including the amount and timing of capital upgrades and capital replacements.
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
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	September 30, 2019		December 31, 2018
Short-term borrowings	$113	3%	$25	1%
Long-term debt, net	1,418	40	1,419	41
Preferred stock	34	1	34	1
Common stock equity	1,993	56	1,958	57
	$3,558	100%	$3,436	100%

Information about Hawaiian Electric’s commercial paper borrowings, borrowings from HEI and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Nine months ended September 30, 2019	September 30, 2019	December 31, 2018
Short-term borrowings [1]
Commercial paper	$50	$63	$—
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facility	—	200	200

1   The maximum amount of external short-term borrowings by Hawaiian Electric during the first nine months of 2019 was approximately $158 million. As of September 30, 2019, Hawaiian Electric had short-term borrowings from Hawaii Electric Light of $15 million and Maui Electric had short-term borrowings from Hawaiian Electric of approximately $22 million.
Hawaiian Electric has a $200 million line of credit facility with no amounts outstanding at September 30, 2019. See Note 5 of the Condensed Consolidated Financial Statements.
In October 2019, Moody’s revised Hawaiian Electric’s rating outlook to “positive” from “stable” and affirmed Hawaiian Electric’s Baa2 senior unsecured rating and Hawaiian Electric’s P-2 commercial paper rating. The revision to the rating outlook was based on the considerable progress made with respect to the Utilities’ transition to renewable energy and the improvement in its customer service. Moody’s also indicated that future upgrades or downgrades in ratings action are dependent on a variety of factors, including continuing progress toward renewable energy generation, changes in its cash flow from operations ratios, and improvements in the regulatory environment, specifically, a credit-supportive decision in the performance-based regulation proceeding. See “Performance-based regulation proceeding” in Note 3 of the Condensed Consolidated Financial Statements.

On February 26, 2019, the PUC approved Hawaiian Electric and Hawaii Electric Light’s request to issue refunding special purpose revenue bonds (SPRBs) prior to December 31, 2020 to refinance their outstanding Series 2009 SPRBs in the amount of up to $90 million and $60 million, respectively. Pursuant to this approval, on July 18, 2019, the Department of Budget and Finance of the State of Hawaii (DBF) issued, at par, Refunding Series 2019 SPRBs in the aggregate principal amount of $150 million with a maturity of July 1, 2039. See Note 5 of the Condensed Consolidated Financial Statements.
On May 24, 2019, the PUC approved the Utilities’ request to issue SPRBs in the amounts of up to $70 million, $2.5 million and $7.5 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, prior to June 30, 2020, to finance the Utilities’ capital improvement programs. Pursuant to this approval, on October 10, 2019, the DBF issued, at par, Series 2019 SPRBs in the aggregate principal amount of $80 million with a maturity of October 1, 2049. See Note 5 of the Condensed Consolidated Financial Statements.
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

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of taxable debt authorized through 2022	$410	$150	$130
Less:
Taxable debt authorized and issued in 2018 under April 2018 Approval	$75	$15	$10
Taxable debt issuance to refinance the 2004 QUIDS	30	10	10
Remaining authorized amounts	$305	$125	$110
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

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of common stock authorized to issue and sell through 2021	$150.0	$10.0	$10.0
Supplemental increase authorized	280.0	100.0	100.0
Total “up to” amounts of common stock authorized to issue and sell through 2022	430.0	110.0	110.0
Common stock authorized and issued in 2017 and 2018	84.7	—	6.3
Remaining authorized amounts	$345.3	$110.0	$103.7

Cash flows. The following table reflects the changes in cash flows for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018:

	Nine months ended September 30,
(in thousands)	2019	2018	Change
Net cash provided by operating activities	$282,618	$193,722	$88,896
Net cash used in investing activities	(295,145)	(300,558)	5,413
Net cash provided by financing activities	9,157	101,543	(92,386)
Net cash provided by operating activities. The increase in net cash provided by operating activities was primarily driven by higher cash receipts from customers due to higher rates.
Net cash used in investing activities. The decrease in net cash used in investing activities was primarily driven by a decrease in capital expenditures related to construction activities.
Net cash provided by financing activities. The decrease in net cash provided by financing activities was primarily driven by higher net cash from long-term borrowings in 2018.
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

Bank

	Three months ended September 30,		Increase
(in millions)	2019	2018	(decrease)	Primary reason(s)
Interest income	$67	$65	$2
The increase in interest income was primarily the result of an increase in the loan portfolio balances partly offset by a decrease in balances and yields on the investment portfolio. ASB’s average loan portfolio balance for the three months ended September 30, 2019 increased by $282 million compared to the same period in 2018 due to increases in the average home equity line of credit, residential, commercial and consumer loan portfolios of $113 million, $83 million, $50 million and $34 million, respectively. The yield on the loan portfolio was comparable to the yield on the loan portfolio in the prior year. ASB’s average investment securities portfolio balance for the three months ended September 30, 2019 decreased by $135 million compared to the same period in 2018 as ASB used the investment portfolio repayments to fund the growth in the loan portfolio. The yield on the investment securities portfolio decreased by 16 basis points due to an increase in the amortization of premiums in the investment portfolio. The average balance of interest-earning deposits decreased by $57 million for the three months ended September 30, 2019 compared to the same period in 2018 as excess liquidity was also used to fund the loan portfolio growth.

Noninterest income	16	15	1
Noninterest income increased for the three months ended September 30, 2019 compared to noninterest income for the three months ended September 30, 2018 primarily due to an increase in mortgage banking income and the gain on sale of securities, partly offset by bank owned life insurance policy payouts received in the three months ended September 30, 2018 with no similar payouts in the three months ended September 30 2019.

Revenues	83	80	3	The increase in revenues for the three months ended September 30, 2019 compared to the same period in 2018 was due higher interest and noninterest income.
Interest expense	5	4	1
The increase in interest expense for the three months ended September 30, 2019 compared to the same period in 2018 was due to an increase in term certificate balances and yields. Average deposit balances for the three months ended September 30, 2019 increased by $120 million compared to the same period in 2018 due to an increase in core deposits and term certificates of $72 million and $48 million, respectively. Average cost of deposits for the three months ended September 30, 2019 was 28 basis points, or 4 basis points above the cost of deposits for the same period in 2018. Average other borrowings for the three months ended September 30, 2019 decreased by $19 million compared to the same period in 2018 due to a decrease in repurchase agreements and FHLB advances. The interest-bearing liability rate for the three months ended September 30, 2019 of 43 basis points increased 7 basis points compared to the same period in 2018.

Provision for loan losses	3	6	(3)
The provision for loan losses decreased for the three months ended September 30, 2019 compared to the provision for loan losses for the three months ended September 30, 2018. The provision for loan losses for 2019 was primarily for additional loan loss reserves for the consumer loan portfolio, and growth in the loan portfolio, partly offset by the release of commercial and commercial real estate loan reserves due to a loan payoff and upgrades in those loan portfolios, and the release of loan loss reserves resulting from improving credit trends throughout the loan portfolio. The provision for loan losses for 2018 was primarily for loan growth and additional loan loss reserves for the consumer and credit-scored loan portfolios, partly offset by the release of reserves due to repayments in the commercial and commercial real estate loan portfolios and improved credit quality in the residential, home equity line of credit, commercial and commercial real estate loan portfolios. Delinquency rates have decreased from 0.52% at September 30, 2018 to 0.41% at September 30, 2019. The annualized net charge-off ratio for the three months ended September 30, 2019 was 0.69% compared to an annualized net charge-off ratio of 0.40% for the same period in 2018. The annualized net charge-off for 2019 was impacted by the partial charge-off of a commercial credit.

Noninterest expense	46	43	3
Noninterest expense increased for the three months ended September 30, 2019 compared to the same period in 2018 primarily due to higher compensation and employee benefits expenses, and higher occupancy expenses, partly offset by lower FDIC insurance premium expenses a result of an assessment credit received from the FDIC. The higher compensation and employee benefits expenses were due to an increase in commissions incentives, an increase in the minimum pay rate for employees and annual merit increases. Occupancy expenses in 2019 included depreciation and occupancy costs related to the new campus while still including the costs of properties being vacated.

Expenses	54	53	1
The increase in expenses for the three months ended September 30, 2019 compared to the same period in 2018 was due to higher interest expense and higher noninterest expenses partly offset by lower provision for loan losses.

Operating income	29	27	2
The increase in operating income for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to higher interest and noninterest income, and lower provision for loan losses, partly offset by higher interest expense and higher noninterest expenses.

Net income	23	21	2	The increase in net income for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to higher operating income.

	Nine months ended September 30		Increase
(in millions)	2019	2018	(decrease)	Primary reason(s)
Interest income	$202	$190	$12
The increase in interest income was primarily the result of an increase in loan portfolio balances and yields partly offset by lower investment balances. ASB’s average loan portfolio balance for the nine months ended September 30, 2019 increased by $203 million compared to the same period in 2018 due to increases in the average home equity line of credit, residential, consumer and commercial loan portfolios of $91 million, $57 million, $37 million and $31 million, respectively. The yield on loans benefited from the rising interest rate environment during the past year, which resulted in an increase in yields from the total loan portfolio of 15 basis points. The average investment portfolio balance for the nine months ended September 30, 2019 decreased $35 million compared to the same period in 2018 due to repayments in the portfolio and the lack of new investment security purchases as liquidity was used to fund the loan portfolio growth. The investment portfolio yield for 2019 was comparable to the investment portfolio yield in the prior year. The average interest-earning deposits balance for the nine months ended September 30, 2019 decreased $49 million compared to the same period in 2018.

Noninterest income	46	43	3
Noninterest income increased for the nine months ended September 30, 2019 compared to noninterest income for the nine months ended September 30, 2018 primarily due to higher mortgage banking income and higher bank owned life insurance policy payouts.

Revenues	248	233	15	The increase in revenues for the nine months ended September 30, 2019 compared to the same period in 2018 was due higher interest and noninterest income.
Interest expense	14	11	3
The increase in interest expense for the nine months ended September 30, 2019 compared to the same period in 2018 was due to higher deposit balances and interest rates. Average deposit balances for the nine months ended September 30, 2019 increased by $181 million compared to the same period in 2018 due to an increase in core deposits and term certificates of $136 million and $45 million, respectively. Average cost of deposits for the nine months ended September 30, 2019 was 28 basis points, or 6 basis points above the cost of deposits for the same period in 2018. Average other borrowings for the nine months ended September 30, 2019 decreased by $36 million compared to the same period in 2018 primarily due to a decrease in repurchase agreements. The interest-bearing liability rate for the nine months ended September 30, 2019 of 43 basis points increased by 9 basis points compared to the same period in 2018.

Provision for loan losses	18	12	6
The provision for loan losses increased for the nine months ended September 30, 2019 compared to the provision for loan losses for the nine months ended September 30, 2018. The provision for loan losses for 2019 was due to additional loss reserves for the consumer loan portfolio, increased reserves for an impaired commercial credit and a commercial real estate loan that was downgraded to substandard, partly offset by the release of reserves resulting from recoveries of previously charged-off loans. The provision for loan losses for 2018 was primarily due to additional loan loss reserves for the consumer loan portfolio, partly offset by the release of reserves for improved credit quality of the commercial and commercial real estate loan portfolios. Delinquency rates have decreased from 0.52% at September 30, 2018 to 0.41% at September 30, 2019. The annualized net charge-off ratio for the nine months ended September 30, 2019 was 0.46% compared to an annualized net charge-off ratio of 0.33% for the same period in 2018. The increase was due to higher net charge-offs in the consumer loan portfolio with risk-based pricing and the partial charge-off of a commercial credit.

Noninterest expense	139	131	8
Noninterest expense increased for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to higher compensation and employee benefits expenses, and higher occupancy expenses. The increase in compensation and employee benefits was due to an increase in performance-based incentives, an increase in the minimum pay rate for employees and annual merit increases. Occupancy expenses in 2019 included depreciation and occupancy costs for the new campus while still including the costs of properties being vacated.

Expenses	171	154	17
The increase in expenses for the nine months ended September 30, 2019 compared to the same period in 2018 was due to higher interest expense, higher provision for loan losses and higher noninterest expenses.

Operating income	76	79	(3)
The decrease in operating income for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to higher provision for loan losses and higher interest and noninterest expenses, partly offset by higher interest and noninterest income.

Net income	61	61	—	Net income for the nine months ended September 30, 2019 was comparable to the same period in 2018 as lower operating income was offset by lower tax expense.

See Note 4 of the Condensed Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
                       ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

                       ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended September 30		Nine months ended September 30
(%)	2019	2018	2019	2018
Return on average assets	1.29	1.22	1.14	1.18
Return on average equity	13.75	13.80	12.44	13.32
Net interest margin	3.82	3.81	3.87	3.78

	Three months ended September 30,
	2019			2018
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$9,764	$55	2.20	$66,866	$339	1.98
FHLB stock	10,029	91	3.63	10,087	120	4.73
Investment securities
Taxable	1,372,821	7,175	2.09	1,518,743	8,691	2.29
Non-taxable	28,341	352	4.86	16,988	190	4.38
Total investment securities	1,401,162	7,527	2.15	1,535,731	8,881	2.31
Loans
Residential 1-4 family	2,196,926	22,550	4.11	2,114,398	21,776	4.12
Commercial real estate	867,164	10,107	4.58	863,468	10,140	4.61
Home equity line of credit	1,064,020	9,961	3.71	951,384	8,936	3.73
Residential land	14,341	202	5.64	14,236	192	5.39
Commercial	630,739	7,314	4.58	581,202	6,759	4.59
Consumer	273,629	9,149	13.26	240,067	8,082	13.36
Total loans [1,2]	5,046,819	59,283	4.66	4,764,755	55,885	4.66
Total interest-earning assets [3]	6,467,774	66,956	4.11	6,377,439	65,225	4.06
Allowance for loan losses	(58,441)			(52,781)
Noninterest-earning assets	707,733			622,721
Total assets	$7,117,066			$6,947,379
Liabilities and shareholder’s equity:
Savings	$2,338,580	$504	0.09	$2,352,553	$415	0.07
Interest-bearing checking	1,041,485	388	0.15	1,016,490	194	0.08
Money market	141,664	229	0.64	161,363	244	0.60
Time certificates	821,711	3,263	1.58	773,921	2,782	1.43
Total interest-bearing deposits	4,343,440	4,384	0.40	4,304,327	3,635	0.34
Advances from Federal Home Loan Bank	39,880	233	2.32	48,207	241	1.99
Securities sold under agreements to repurchase	75,814	189	0.99	86,547	163	0.75
Total interest-bearing liabilities	4,459,134	4,806	0.43	4,439,081	4,039	0.36
Noninterest bearing liabilities:
Deposits	1,860,080			1,778,751
Other	131,832			114,343
Shareholder’s equity	666,020			615,204
Total liabilities and shareholder’s equity	$7,117,066			$6,947,379
Net interest income		$62,150			$61,186
Net interest margin (%) [4]			3.82			3.81

	Nine months ended September 30
	2019			2018
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$9,776	$172	2.32	$59,051	$795	1.77
FHLB stock	10,052	276	3.67	10,035	274	3.65
Investment securities
Taxable	1,444,810	24,490	2.26	1,491,378	25,664	2.29
Non-taxable	27,476	1,043	5.00	15,953	502	4.15
Total investment securities	1,472,286	25,533	2.31	1,507,331	26,166	2.31
Loans
Residential 1-4 family	2,178,214	67,280	4.12	2,121,049	65,204	4.10
Commercial real estate	854,252	30,393	4.71	865,603	29,350	4.49
Home equity line of credit	1,026,440	29,295	3.82	935,184	25,278	3.61
Residential land	13,658	557	5.44	15,727	638	5.41
Commercial	609,732	21,196	4.63	578,246	19,752	4.55
Consumer	271,600	27,058	13.32	235,063	23,096	13.14
Total loans [1,2]	4,953,896	175,779	4.73	4,750,872	163,318	4.58
Total interest-earning assets [3]	6,446,010	201,760	4.17	6,327,289	190,553	4.01
Allowance for loan losses	(55,210)			(53,510)
Noninterest-earning assets	691,148			595,952
Total assets	$7,081,948			$6,869,731
Liabilities and shareholder’s equity:
Savings	$2,335,613	$1,392	0.08	$2,336,007	$1,227	0.07
Interest-bearing checking	1,041,420	918	0.12	993,686	476	0.06
Money market	146,247	725	0.66	133,826	343	0.34
Time certificates	822,483	9,888	1.61	777,816	7,830	1.35
Total interest-bearing deposits	4,345,763	12,923	0.40	4,241,335	9,876	0.31
Advances from Federal Home Loan Bank	42,601	808	2.54	50,487	740	1.96
Securities sold under agreements to repurchase	77,417	553	0.95	105,410	553	0.70
Total interest-bearing liabilities	4,465,781	14,284	0.43	4,397,232	11,169	0.34
Noninterest bearing liabilities:
Deposits	1,835,214			1,758,824
Other	129,642			105,426
Shareholder’s equity	651,311			608,249
Total liabilities and shareholder’s equity	$7,081,948			$6,869,731
Net interest income		$187,476			$179,384
Net interest margin (%) [4]			3.87			3.78

1 Includes loans held for sale, at lower of cost or fair value.

[2]
Includes recognition of net deferred loan fees of nil and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.2 million for the nine months ended September 30, 2019 and 2018, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

[3]	For the three months ended and for the nine months ended September 30, 2019 and 2018, the taxable-equivalent basis adjustments made to the table above were not material.

[4]	Defined as net interest income, on a fully taxable equivalent basis, as a percentage of average total interest-earning assets.
Earning assets, costing liabilities, contingencies and other factors.  Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on costing liabilities. The interest rate environment has been impacted by disruptions in the financial markets over a period of several years. In the prior year, interest rate increases had resulted in an increase in ASB’s net interest income and net interest margin. However, the recent interest rate reductions have negatively impacted ASB’s net interest income and net interest margin. Future interest reductions may continue to negatively impact ASB’s net interest income and net interest margin.
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

	September 30, 2019	December 31, 2018
Outstanding balance of home equity loans (in thousands)	$1,079,262	$978,237
Percent of portfolio in first lien position	52.4%	49.2%
Annualized net charge-off ratio	—%	0.01%
Delinquency ratio	0.34%	0.46%

			End of draw period – interest only			Current
September 30, 2019	Total	Interest only	2019-2020	2021-2023	Thereafter	amortizing
Outstanding balance (in thousands)	$1,079,262	$806,692	$17,631	$110,978	$678,083	$272,570
% of total	100%	75%	2%	10%	63%	25%

                       The HELOC portfolio makes up 21% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable-rate term loan with a 20-year amortization period. This product type comprises 75% of the total HELOC portfolio and is the current product offering. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed-rate loan with level principal and interest payments. As of September 30, 2019, approximately 24% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option.
Loan portfolio risk elements.  See Note 4 of the Condensed Consolidated Financial Statements.
Investment securities.  ASB’s investment portfolio was comprised as follows:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$126,708	9%	$154,349	10%
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,152,009	86	1,303,291	85
Corporate bonds	36,276	3	49,132	3
Mortgage revenue bonds	28,459	2	23,636	2
Total investment securities	$1,343,452	100%	$1,530,408	100%
Currently, ASB’s investment portfolio consists of U.S. Treasury and federal agency obligations, mortgage-backed securities, corporate bonds and mortgage revenue bonds. ASB owns mortgage-backed securities issued or guaranteed by the U.S. government agencies or sponsored agencies, including the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), Government National Mortgage Association (GNMA) and Small Business Administration (SBA). Principal and interest on mortgage-backed securities issued by FNMA, FHLMC, GNMA and SBA are guaranteed by the issuer and, in the case of GNMA and SBA, backed by the full faith and credit of the U.S. government. U.S. Treasury securities are also backed by the full faith of the U.S. government. The decrease in the investment securities portfolio was primarily due to the lack of purchases for the portfolio as repayments in the portfolio were used to fund the growth in the loan portfolio instead of being reinvested in the investment securities portfolio.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Des Moines and securities sold under agreements to repurchase continue to be additional sources of funds. As of September 30, 2019 and December 31, 2018, ASB’s costing liabilities consisted of 98% deposits and 2% other borrowings. The weighted average cost of deposits for the first nine months of 2019 and 2018 was 0.28% and 0.22%, respectively.
Federal Home Loan Bank of Des Moines. As of September 30, 2019 ASB had advances outstanding at the FHLB of Des Moines of $38 million compared to $45 million as of December 31, 2018. As of September 30, 2019, the unused borrowing capacity with the FHLB of Des Moines was $2.2 billion. The FHLB of Des Moines continues to be an important source of liquidity for ASB.
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
As of September 30, 2019, ASB had an unrealized gain, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $2.9 million compared to an unrealized loss, net of taxes, of $24.4 million as of December 31, 2018. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first nine months of 2019, ASB recorded a provision for loan losses of $17.9 million due to additional loss reserves for the consumer loan portfolio, increased reserves for an impaired commercial credit and a commercial real estate loan that was downgraded to substandard, partly offset by the release of reserves resulting from recoveries of previously charged-off loans. During the first nine months of 2018, ASB recorded a provision for loan losses of $12.3 million primarily due to additional loan loss reserves for the consumer loan portfolio, partly offset by the release of reserves for improved credit quality of the commercial and commercial real estate loan portfolios.

	Nine months ended September 30		Year ended December 31,
(in thousands)	2019	2018	2018
Allowance for loan losses, January 1	$52,119	$53,637	$53,637
Provision for loan losses	17,873	12,337	14,745
Less: net charge-offs	16,952	11,847	16,263
Allowance for loan losses, end of period	$53,040	$54,127	$52,119
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.46%	0.33%	0.34%
ASB maintains a reserve for credit losses that consists of two components, the allowance for loan losses and a reserve for unfunded loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in other noninterest expense. As of September 30, 2019 and December 31, 2018, the reserve for unfunded loan commitments was $1.7 million.
Sale of Office Building. In October 2019, ASB completed the sale of an office building it had vacated when the bank moved into its new campus headquarters. The sale of the office building resulted in a pretax gain on sale of approximately $8.8 million, which will be reflected in the fourth quarter of 2019 financial statements.
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
The final rule was effective January 1, 2015 for ASB and as of September 30, 2019, ASB met the new capital requirements (see “Financial Condition” for a summary of ASB’s capital ratios).
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
Covered Savings Associations. On May 24, 2019, the OCC issued a final rule to allow federal savings associations with total consolidated assets of $20 billion or less, as reported by the association to the OCC on its call report as of December 31, 2017, to elect to operate as covered savings associations. A covered savings association generally has the same rights and privileges as a national bank that has its main office situated in the same location as the home office of the covered savings association, with some exceptions. It is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that apply to a national bank, with some exceptions, and must comply with certain rules and regulations applicable to the powers and investments of a national bank. A covered savings association is not required to comply with the lending and investment limits in HOLA and is not required to be a qualified thrift lender under HOLA. Finally, a covered savings association is not permitted to retain or engage in any subsidiaries, assets, or activities that are not permissible for a national bank. ASB has initiated a preliminary examination of the benefits and disadvantages of such an election with the preservation of being held by a unitary thrift holding company in mind. ASB is awaiting official FRB commentary, and has not reached a decision on the election.

FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	September 30, 2019	December 31, 2018	% change
Total assets	$7,135	$7,028	2
Investment securities	1,343	1,530	(12)
Loans held for investment, net	5,031	4,791	5
Deposit liabilities	6,196	6,159	1
Other bank borrowings	129	110	17
As of September 30, 2019, ASB was one of Hawaii’s largest financial institutions based on assets of $7.1 billion and deposits of $6.2 billion.
As of September 30, 2019, ASB’s unused FHLB borrowing capacity was approximately $2.2 billion. As of September 30, 2019, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.9 billion, of which commitments to borrowers whose loan terms have been modified in troubled debt restructurings were nil. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the nine months ended September 30, 2019, net cash provided by ASB’s operating activities was $71 million. Net cash used during the same period by ASB’s investing activities was $65 million, primarily due to a net increase in loans of $258 million, additions to premises and equipment of $22 million, purchases of available-for-sale securities of $5 million, contributions to low income housing investments of $6 million and purchase of bank owned life insurance of $4 million, partly offset by the receipt of repayments from available-for-sale investment securities of $195 million, proceeds from the sale of investment securities of $20 million, proceeds from the redemption of bank owned life insurance policies of $6 million and the receipt of held-to-maturity investment securities of $9 million. Net cash provided by financing activities during this period was $5 million, primarily due to increases in deposit liabilities of $37 million and a net increase in retail repurchase agreements of $26 million, partly offset by a net decrease in FHLB advances of $7 million, a net decrease in mortgage escrow deposits of $5 million and $47 million in common stock dividends to HEI (through ASB Hawaii).
For the nine months ended September 30, 2018, net cash provided by ASB’s operating activities was $76 million. Net cash used during the same period by ASB’s investing activities was $230 million, primarily due to purchases of available-for-sale investment securities of $190 million, a net increase in loans of $96 million, additions to premises and equipment of $59 million, purchases of held-to-maturity investment securities of $62 million and contributions to low income housing investments of $8 million, partly offset by receipt of repayments from available-for-sale investment securities of $168 million, proceeds from the sale of commercial loans of $7 million and receipts of repayments from held-to-maturity investment securities of $4 million. Net cash provided by financing activities during this period was $79 million, primarily due to increases in deposit liabilities of $137 million and a net increase in retail repurchase agreements of $33 million, partly offset by a net decrease in FHLB advances of $50 million and $36 million in common stock dividends to HEI (through ASB Hawaii).
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of September 30, 2019, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a Common equity Tier-1 ratio of 12.8% (6.5%), a Tier-1 capital ratio of 12.8% (8.0%), a Total capital ratio of 14.0% (10.0%) and a Tier-1 leverage ratio of 8.8% (5.0%). As of December 31, 2018, ASB was well-capitalized with a common equity Tier-1 ratio of 12.8%, Tier-1 capital ratio of 12.8%, a Total capital ratio of 13.9% and a Tier-1 leverage ratio of 8.7%. All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to HEI (through ASB Hawaii).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company considers interest-rate risk (a non-trading market risk) to be a significant market risk for ASB as it could potentially have material impacts on the Company’s results of operations, financial condition and liquidity. For additional quantitative and qualitative information about the Company’s market risks, see HEI’s and Hawaiian Electric’s Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of HEI’s 2018 Form 10-K (pages 68 to 70).
ASB’s interest-rate risk sensitivity measures as of September 30, 2019 and December 31, 2018 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
+300	3.4%	2.5%	18.6%	10.0%
+200	2.6	1.9	14.7	8.1
+100	1.5	1.1	9.0	5.1
-100	(2.3)	(2.3)	(15.2)	(11.0)
ASB’s net interest income (NII) sensitivity profile was more asset sensitive as of September 30, 2019 compared to December 31, 2018. The decrease in long term market rates increased prepayment expectations, resulting in higher reinvestment into lower yielding fixed-rate mortgage and mortgage-backed investment portfolios, resulting in lower NII. The increased prepayment expectations also drove higher premium amortization on existing mortgage-backed securities, further reducing NII. Lastly, mix shifts from fixed rate loans to variable rate loans also resulted in increased asset sensitivity.
Economic value of equity (EVE) sensitivity increased as of September 30, 2019 compared to December 31, 2018 as the duration of assets shortened while the duration of liabilities lengthened. The downward shift in the yield curve led to faster prepayment expectations and shortened the durations of the fixed-rate mortgage and mortgage-backed investment portfolios, while lengthening core deposit duration.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of HEI common shares were made on the open market during the third quarter of 2019 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2019	26,449	$44.29	—	NA
August 1 to 31, 2019	21,415	$44.39	—	NA
September 1 to 30, 2019	160,356	$44.60	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
** The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 20,709 of the 26,449 shares, 14,654 of the 21,415 shares and 138,551 of the 160,356 shares were purchased for the DRIP; 4,342 of the 26,449 shares, 5,934 of the 21,415 shares and 18,266 of the 160,356 shares were purchased for the HEIRSP; and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 6. Exhibits

HEI Exhibit 4.1	Amendment 2019-1 to the Retirement Plan for Employees of Hawaiian Electric Industries, Inc. and Participating Subsidiaries, effective as of August 1, 2019

HEI Exhibit 4.2	Amendment 2019- 2 to the Hawaiian Electric Industries Retirement Savings Plan, effective as of August 1, 2019

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Gregory C. Hazelton (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

HEI Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

HEI Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Alan M. Oshima (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Alan M. Oshima
	Constance H. Lau		Alan M. Oshima
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Gregory C. Hazelton	By	/s/ Tayne S. Y. Sekimura
	Gregory C. Hazelton		Tayne S. Y. Sekimura
	Executive Vice President, Chief Financial		Senior Vice President
	Officer and Treasurer		and Chief Financial Officer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: November 1, 2019		Date: November 1, 2019