Form 10-Q
period 2020-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2020-05-05
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒
Securities registered pursuant to 12(b) of the Act:
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding April 24, 2020
Hawaiian Electric Industries, Inc. (Without Par Value)	109,145,492	Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	17,048,783	Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2020

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three months ended March 31, 2020 and 2019
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three months ended March 31, 2020 and 2019
3		Condensed Consolidated Balance Sheets (unaudited) - March 31, 2019 and December 31, 2019
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three months ended March 31, 2020 and 2019
5		Condensed Consolidated Statements of Cash Flows (unaudited) - three months ended March 31, 2020 and 2019
Hawaiian Electric Company, Inc. and Subsidiaries
6		Condensed Consolidated Statements of Income (unaudited) - three months ended March 31, 2020 and 2019
6		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three months ended March 31, 2020 and 2019
7		Condensed Consolidated Balance Sheets (unaudited) - March 31, 2020 and December 31, 2019
8		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three months ended March 31, 2020 and 2019
9		Condensed Consolidated Statements of Cash Flows (unaudited) - three months ended March 31, 2020 and 2019
9		Notes to Condensed Consolidated Financial Statements (unaudited)
52	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
52		HEI consolidated
57		Electric Utilities
68		Bank
75	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
75	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
77	Item 1.	Legal Proceedings
77	Item 1A.	Risk Factors
78	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
79	Item 6.	Exhibits
80	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2020
GLOSSARY OF TERMS

Terms	Definitions
ACL	Allowance for credit losses, which is the current credit loss standard, requires recording the allowance based on the expected loss model
AES Hawaii	AES Hawaii, Inc.
AFS	Available for sale
ALL	Allowance for loan losses, as determined under the prior credit loss standard, required recording the allowance based on an incurred loss model
AOCI	Accumulated other comprehensive income/(loss)
ASB	American Savings Bank, F.S.B., a wholly-owned subsidiary of ASB Hawaii, Inc.
ASB Hawaii	ASB Hawaii, Inc. (formerly American Savings Holdings, Inc.), a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASU	Accounting Standards Update
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act enacted March 27, 2020
CBRE	Community-based renewable energy
Company	Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B.; Pacific Current, LLC and its subsidiaries, Hamakua Holdings, LLC (and its subsidiary, Hamakua Energy, LLC) and Mauo Holdings, LLC (and its subsidiary, Mauo, LLC); and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.)
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
D&O	Decision and order from the PUC
DER	Distributed energy resources
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOH	Department of Health of the State of Hawaii
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
ECRC	Energy cost recovery clause
EIP	2010 Equity and Incentive Plan, as amended and restated
EPA	Environmental Protection Agency — federal
EPS	Earnings per share
ERP/EAM	Enterprise Resource Planning/Enterprise Asset Management
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Hamakua Energy	Hamakua Energy, LLC, an indirect subsidiary of HEI and successor in interest to Hamakua Energy Partners, L.P., an affiliate of Arclight Capital Partners (a Boston-based private equity firm focused on energy infrastructure investments) and successor in interest to Encogen Hawaii, L.P.
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.

GLOSSARY OF TERMS, continued

Terms	Definitions
Hawaiian Electric	Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited, Renewable Hawaii, Inc. and Uluwehiokama Biofuels Corp. HECO Capital Trust III (unconsolidated financing subsidiary) was canceled effective June 10, 2019.
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., Pacific Current, LLC and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.)
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
Kalaeloa	Kalaeloa Partners, L.P.
kWh	Kilowatthour/s (as applicable)
LTIP	Long-term incentive plan
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Mauo	Mauo, LLC, an indirect subsidiary of HEI
MPIR	Major Project Interim Recovery
MSR	Mortgage servicing right
MW	Megawatt/s (as applicable)
NII	Net interest income
NPBC	Net periodic benefit costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
Pacific Current	Pacific Current, LLC, a wholly owned subsidiary of HEI and parent company of Hamakua Holdings, LLC and Mauo Holdings, LLC
PBR	Performance-based regulation
PGV	Puna Geothermal Venture
PIMs	Performance incentive mechanisms
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PUC	Public Utilities Commission of the State of Hawaii
PV	Photovoltaic
RAM	Rate adjustment mechanism
RBA	Revenue balancing account
RFP	Request for proposals
ROACE	Return on average common equity
RORB	Return on rate base
RPS	Renewable portfolio standards
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
Tax Act	2017 Tax Cuts and Jobs Act (H.R. 1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018)
TDR	Troubled debt restructuring
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity

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
Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:
•international, national and local economic and political conditions—including the state of the Hawaii tourism, defense and construction industries; the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans held by ASB, which could result in higher loan loss provisions and write-offs); decisions concerning the extent of the presence of the federal government and military in Hawaii; the implications and potential impacts of future Federal government shutdowns, including the impact to our customers to pay their electric bills and/or bank loans and the impact on the state of Hawaii economy; the implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions; the potential impacts of global and local developments (including global economic conditions and uncertainties, unrest, terrorist acts, wars, conflicts, political protests, deadly virus epidemic or other crisis); the effects of changes that have or may occur in U.S. policy, such as with respect to immigration and trade; and pandemics, such as the COVID-19 pandemic;
•the effects of future actions or inaction of the U.S. government or related agencies, including those related to the U.S. debt ceiling or budget funding, monetary policy, trade policy and tariffs, and other policy and regulatory changes advanced or proposed by President Trump and his administration;
•weather, natural disasters (e.g., hurricanes, earthquakes, tsunamis, lightning strikes, lava flows and the increasing effects of climate change, such as more severe storms, flooding, droughts, heat waves, and rising sea levels) and wildfires, including their impact on the Company’s and Utilities’ operations and the economy;
•the timing, speed and extent of changes in interest rates and the shape of the yield curve;
•the ability of the Company and the Utilities to access the credit and capital markets (e.g., to obtain commercial paper and other short-term and long-term debt financing, including lines of credit, and, in the case of HEI, to issue common stock) under volatile and challenging market conditions, and the cost of such financings, if available;
•the risks inherent in changes in the value of the Company’s pension and other retirement plan assets and ASB’s securities available for sale, and the risks inherent in changes in the value of the Company’s pension liabilities, including changes driven by interest rates;
•changes in laws, regulations (including tax regulations), market conditions, interest rates and other factors that result in changes in assumptions used to calculate retirement benefits costs and funding requirements;
•the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and of the rules and regulations that the Dodd-Frank Act requires to be promulgated, as amended by the Economic Growth, Regulatory Relief and Consumer Protection Act;
•increasing competition in the banking industry (e.g., increased price competition for deposits, or an outflow of deposits to alternative investments, which may have an adverse impact on ASB’s cost of funds);
•the potential delay by the Public Utilities Commission of the State of Hawaii (PUC) in considering (and potential disapproval of actual or proposed) renewable energy proposals and related costs; reliance by the Utilities on outside parties such as the state, independent power producers (IPPs) and developers; and uncertainties surrounding technologies, solar power, wind power, biofuels, environmental assessments required to meet renewable portfolio standards (RPS) goals and the impacts of implementation of the renewable energy proposals on future costs of electricity;
•the ability of the Utilities to develop, implement and recover the costs of implementing the Utilities’ action plans included in their updated Power Supply Improvement Plans, Demand Response Portfolio Plan, Distributed Generation Interconnection Plan, Grid Modernization Plans, and business model changes, which have been and are continuing to be developed and updated in response to the orders issued by the PUC, the PUC’s April 2014 statement of its inclinations on the future of Hawaii’s electric utilities and the vision, business strategies and regulatory policy changes required to align the Utilities’ business model with customer interests and the state’s public policy goals, and subsequent orders of the PUC;
•capacity and supply constraints or difficulties, especially if generating units (utility-owned or IPP-owned) fail or measures such as demand-side management, distributed generation (DG), combined heat and power or other firm capacity supply-side resources fall short of achieving their forecasted benefits or are otherwise insufficient to reduce or meet peak demand;
•fuel oil price changes, delivery of adequate fuel by suppliers and the continued availability to the electric utilities of their energy cost recovery clauses (ECRCs);
•the continued availability to the electric utilities or modifications of other cost recovery mechanisms, including the purchased power adjustment clauses (PPACs), rate adjustment mechanisms (RAMs) and pension and postretirement benefits other than pensions (OPEB) tracking mechanisms, and the continued decoupling of revenues from sales to mitigate the effects of declining kilowatthour sales;
•the ability of the Utilities to recover increasing costs and earn a reasonable return on capital investments not covered by RAMs;
•the ability of the Utilities to achieve performance incentive goals currently in place;
•the impact from the PUC’s implementation of performance-based ratemaking for the Utilities pursuant to Act 005, Session Laws 2018, including the potential addition of new performance incentive mechanisms (PIMs), third-party proposals adopted by the PUC in its implementation of performance-based regulation (PBR), and the implications of not achieving performance incentive goals;
•the impact of fuel price levels and volatility on customer satisfaction and political and regulatory support for the Utilities;

•the risks associated with increasing reliance on renewable energy, including the availability and cost of non-fossil fuel supplies for renewable energy generation and the operational impacts of adding intermittent sources of renewable energy to the electric grid;
•the growing risk that energy production from renewable generating resources may be curtailed and the interconnection of additional resources will be constrained as more generating resources are added to the Utilities’ electric systems and as customers reduce their energy usage;
•the ability of IPPs to deliver the firm capacity anticipated in their power purchase agreements (PPAs);
•the potential that, as IPP contracts near the end of their terms, there may be less economic incentive for the IPPs to make investments in their units to ensure the availability of their units;
•the ability of the Utilities to negotiate, periodically, favorable agreements for significant resources such as fuel supply contracts and collective bargaining agreements and avoid or mitigate labor disputes and work stoppages;
•new technological developments that could affect the operations and prospects of the Utilities and ASB or their competitors such as the commercial development of energy storage and microgrids and banking through alternative channels;
•cybersecurity risks and the potential for cyber incidents, including potential incidents at HEI, its third-party vendors, and its subsidiaries (including at ASB branches and electric utility plants) and incidents at data processing centers used, to the extent not prevented by intrusion detection and prevention systems, anti-virus software, firewalls and other general IT controls;
•failure to achieve cost savings consistent with the minimum $246 million in Enterprise Resource Planning/Enterprise Asset Management
(ERP/EAM) project-related benefits (including $150 million in operation and maintenance (O&M) benefits) to be delivered to customers over its 12-year estimated useful life;
•federal, state, county and international governmental and regulatory actions, such as existing, new and changes in laws, rules and regulations applicable to HEI, the Utilities and ASB (including changes in taxation, increases in capital requirements, regulatory policy changes, environmental laws and regulations (including resulting compliance costs and risks of fines and penalties and/or liabilities), the regulation of greenhouse gas emissions, governmental fees and assessments (such as Federal Deposit Insurance Corporation assessments), and potential carbon “cap and trade” legislation that may fundamentally alter costs to produce electricity and accelerate the move to renewable generation);
•developments in laws, regulations and policies governing protections for historic, archaeological and cultural sites, and plant and animal species and habitats, as well as developments in the implementation and enforcement of such laws, regulations and policies;
•discovery of conditions that may be attributable to historical chemical releases, including any necessary investigation and remediation, and any associated enforcement, litigation or regulatory oversight;
•decisions by the PUC in rate cases and other proceedings (including the risks of delays in the timing of decisions, adverse changes in final decisions from interim decisions and the disallowance of project costs as a result of adverse regulatory audit reports or otherwise);
•decisions by the PUC and by other agencies and courts on land use, environmental and other permitting issues (such as required corrective actions, restrictions and penalties that may arise, such as with respect to environmental conditions or RPS);
•potential enforcement actions by the Office of the Comptroller of the Currency (OCC), the Federal Reserve Board (FRB), the Federal Deposit Insurance Corporation (FDIC) and/or other governmental authorities (such as consent orders, required corrective actions, restrictions and penalties that may arise, for example, with respect to compliance deficiencies under existing or new banking and consumer protection laws and regulations or with respect to capital adequacy);
•the risks associated with the geographic concentration of HEI’s businesses and ASB’s loans, ASB’s concentration in a single product type (i.e., first mortgages) and ASB’s significant credit relationships (i.e., concentrations of large loans and/or credit lines with certain customers);
•changes in accounting principles applicable to HEI and its subsidiaries, including the adoption of new U.S. accounting standards, the potential discontinuance of regulatory accounting, the effects of potentially required consolidation of variable interest entities (VIEs), or required capital/finance lease or on-balance-sheet operating lease accounting for PPAs with IPPs;
•downgrades by securities rating agencies in their ratings of the securities of HEI and Hawaiian Electric and their impact on results of financing efforts;
•faster than expected loan prepayments that can cause an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage-servicing assets of ASB;
•changes in ASB’s loan portfolio credit profile and asset quality and/or mix, which may increase or decrease the required level of provision for credit losses, allowance for credit losses (ACL) and charge-offs;
•changes in ASB’s deposit cost or mix which may have an adverse impact on ASB’s cost of funds;
•unanticipated changes from the expected discontinuance of LIBOR and the transition to an alternative reference rate, which may include adverse impacts to the Company’s cost of capital, loan portfolio and interest income on loans;
•the final outcome of tax positions taken by HEI and its subsidiaries;
•the risks of suffering losses and incurring liabilities that are uninsured (e.g., damages to the Utilities’ transmission and distribution system and losses from business interruption) or underinsured (e.g., losses not covered as a result of insurance deductibles or other exclusions or exceeding policy limits);
•the ability of the Company’s non-regulated subsidiary, Pacific Current, LLC (Pacific Current), to achieve its performance and growth objectives, which in turn could affect its ability to service its non-recourse debt;
•the Company’s reliance on third parties and the risk of their non-performance;
•the impact of activism that could delay the construction, increase project costs or preclude the completion, of third-party or Utility projects that are required to meet electricity demand and RPS goals; and
•other risks or uncertainties described elsewhere in this report and in other reports (e.g., “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K) previously and subsequently filed by HEI and/or Hawaiian Electric with the Securities and Exchange Commission.
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
v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands, except per share amounts)	2020	2019
Revenues
Electric utility	$597,442	$578,495
Bank	79,738	83,052
Other	6	68
Total revenues	677,186	661,615
Expenses
Electric utility	553,484	521,935
Bank	60,335	56,930
Other	3,665	4,813
Total expenses	617,484	583,678
Operating income (loss)
Electric utility	43,958	56,560
Bank	19,403	26,122
Other	(3,659)	(4,745)
Total operating income	59,702	77,937
Retirement defined benefits expense—other than service costs	(934)	(763)
Interest expense, net—other than on deposit liabilities and other bank borrowings	(21,775)	(23,123)
Allowance for borrowed funds used during construction	688	1,078
Allowance for equity funds used during construction	2,015	2,910
Income before income taxes	39,696	58,039
Income taxes	5,803	11,878
Net income	33,893	46,161
Preferred stock dividends of subsidiaries	473	473
Net income for common stock	$33,420	$45,688
Basic earnings per common share	$0.31	$0.42
Diluted earnings per common share	$0.31	$0.42
Weighted-average number of common shares outstanding	109,051	108,913
Net effect of potentially dilutive shares	314	355
Weighted-average shares assuming dilution	109,365	109,268
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2020	2019
Net income for common stock	$33,420	$45,688
Other comprehensive income (loss), net of taxes:
Net unrealized gains on available-for-sale investment securities:
Net unrealized gains on available-for-sale investment securities arising during the period, net of taxes of $7,120 and $3,455, respectively	19,448	9,439
Derivatives qualifying as cash flow hedges:
Unrealized interest rate hedging losses arising during the period, net of tax benefits of $619 and $140, respectively	(1,784)	(403)
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $1,986 and $870, respectively	5,706	2,503
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $1,789 and $797, respectively	(5,158)	(2,298)
Other comprehensive income, net of taxes	18,212	9,241
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$51,632	$54,929
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$205,514	$196,813
Restricted cash	30,902	30,872
Accounts receivable and unbilled revenues, net	303,161	300,794
Available-for-sale investment securities, at fair value	1,340,241	1,232,826
Held-to-maturity investment securities, at amortized cost	134,656	139,451
Stock in Federal Home Loan Bank, at cost	9,760	8,434
Loans held for investment, net	5,103,848	5,067,821
Loans held for sale, at lower of cost or fair value	18,155	12,286
Property, plant and equipment, net of accumulated depreciation of $2,803,965 and $2,765,569 at March 31, 2020 and December 31, 2019, respectively	5,150,385	5,109,628
Operating lease right-of-use assets	200,842	199,171
Regulatory assets	698,644	715,080
Other	570,720	649,885
Goodwill	82,190	82,190
Total assets	$13,849,018	$13,745,251
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$189,563	$220,633
Interest and dividends payable	32,588	24,941
Deposit liabilities	6,383,783	6,271,902
Short-term borrowings—other than bank	99,956	185,710
Other bank borrowings	157,605	115,110
Long-term debt, net—other than bank	2,068,092	1,964,365
Deferred income taxes	382,872	379,324
Operating lease liabilities	206,601	199,571
Regulatory liabilities	989,970	972,310
Defined benefit pension and other postretirement benefit plans liability	505,212	513,287
Other	521,978	583,545
Total liabilities	11,538,220	11,430,698
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 109,145,492 shares and 108,973,328 shares at March 31, 2020 and December 31, 2019, respectively	1,674,261	1,678,257
Retained earnings	604,071	622,042
Accumulated other comprehensive loss, net of tax benefits	(1,827)	(20,039)
Total shareholders’ equity	2,276,505	2,280,260
Total liabilities and shareholders’ equity	$13,849,018	$13,745,251
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2019	108,973	$1,678,257	$622,042	$(20,039)	$2,280,260
Impact of adoption of ASU No. 2016-13	—	—	(15,372)	—	(15,372)
Balance, January 1, 2020 after adoption of ASU No. 2016-13	108,973	1,678,257	606,670	(20,039)	2,264,888
Net income for common stock	—	—	33,420	—	33,420
Other comprehensive income, net of taxes	—	—	—	18,212	18,212
Share-based expenses and other, net	172	(3,996)	—	—	(3,996)
Common stock dividends (33¢ per share)	—	—	(36,019)	—	(36,019)
Balance, March 31, 2020	109,145	$1,674,261	$604,071	$(1,827)	$2,276,505
Balance, December 31, 2018	108,879	$1,669,267	$543,623	$(50,610)	$2,162,280
Net income for common stock	—	—	45,688	—	45,688
Other comprehensive loss, net of tax benefits	—	—	—	9,241	9,241
Share-based expenses and other, net	58	1,166	—	—	1,166
Common stock dividends (32¢ per share)	—	—	(34,860)	—	(34,860)
Balance, March 31, 2019	108,937	$1,670,433	$554,451	$(41,369)	$2,183,515
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31
(in thousands)	2020	2019
Cash flows from operating activities
Net income	$33,893	$46,161
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	59,614	57,435
Other amortization	11,418	9,792
Provision for credit losses	10,401	6,870
Loans originated, held for sale	(76,770)	(30,934)
Proceeds from sale of loans, held for sale	72,533	24,900
Deferred income taxes	(4,996)	(3,171)
Share-based compensation expense	1,704	2,162
Allowance for equity funds used during construction	(2,015)	(2,910)
Other	(1,776)	(3,243)
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	(6,563)	57,710
Decrease (increase) in fuel oil stock	2,566	(37,574)
Decrease (increase) in regulatory assets	1,171	(5,040)
Increase in regulatory liabilities	16,586	1,138
Increase in accounts, interest and dividends payable	8,935	10,413
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(45,205)	(33,136)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	(490)	3,220
Change in other assets and liabilities	(19,713)	(26,624)
Net cash provided by operating activities	61,293	77,169
Cash flows from investing activities
Available-for-sale investment securities purchased	(159,173)	(4,334)
Principal repayments on available-for-sale investment securities	77,642	57,074
Principal repayments of held-to-maturity investment securities	4,851	1,681
Purchase of stock from Federal Home Loan Bank	(20,766)	(26,036)
Redemption of stock from Federal Home Loan Bank	19,440	26,560
Net increase in loans held for investment	(65,544)	(19,804)
Proceeds from sale of low-income housing investments	6,725	—
Capital expenditures	(125,554)	(120,424)
Contributions to low income housing investments	(1,026)	(1,627)
Other	2,942	3,932
Net cash used in investing activities	(260,463)	(82,978)
Cash flows from financing activities
Net increase in deposit liabilities	111,881	46,807
Net increase (decrease) in short-term borrowings with original maturities of three months or less	(135,710)	11,407
Net increase (decrease) in other bank borrowings with original maturities of three months or less	42,495	(20,170)
Proceeds from issuance of short-term debt	50,000	25,000
Proceeds from issuance of long-term debt	186,925	550
Repayment of long-term debt	(909)	—
Withheld shares for employee taxes on vested share-based compensation	(5,700)	(996)
Common stock dividends	(36,018)	(34,860)
Preferred stock dividends of subsidiaries	(473)	(473)
Other	(4,590)	(4,257)
Net cash provided by financing activities	207,901	23,008
Net increase in cash, cash equivalents and restricted cash	8,731	17,199
Cash, cash equivalents and restricted cash, beginning of period	227,685	169,208
Cash, cash equivalents and restricted cash, end of period	236,416	186,407
Less: Restricted cash	(30,902)	—
Cash and cash equivalents, end of period	$205,514	$186,407
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands)	2020	2019
Revenues	$597,442	$578,495
Expenses
Fuel oil	173,221	160,609
Purchased power	139,816	134,445
Other operation and maintenance	127,547	118,130
Depreciation	55,850	53,947
Taxes, other than income taxes	57,050	54,804
Total expenses	553,484	521,935
Operating income	43,958	56,560
Allowance for equity funds used during construction	2,015	2,910
Retirement defined benefits expense—other than service costs	(381)	(703)
Interest expense and other charges, net	(16,594)	(17,986)
Allowance for borrowed funds used during construction	688	1,078
Income before income taxes	29,686	41,859
Income taxes	5,282	9,234
Net income	24,404	32,625
Preferred stock dividends of subsidiaries	229	229
Net income attributable to Hawaiian Electric	24,175	32,396
Preferred stock dividends of Hawaiian Electric	270	270
Net income for common stock	$23,905	$32,126
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2020	2019
Net income for common stock	$23,905	$32,126
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $1,798 and $805, respectively	5,184	2,322
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $1,789 and $797, respectively	(5,158)	(2,298)
Other comprehensive income, net of taxes	26	24
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$23,931	$32,150
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	March 31, 2020	December 31, 2019
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$51,607	$51,816
Plant and equipment	7,305,655	7,240,288
Less accumulated depreciation	(2,726,103)	(2,690,157)
Construction in progress	199,529	193,074
Utility property, plant and equipment, net	4,830,688	4,795,021
Nonutility property, plant and equipment, less accumulated depreciation of $112 and $111 as of March 31, 2020 and December 31, 2019, respectively	6,956	6,956
Total property, plant and equipment, net	4,837,644	4,801,977
Current assets
Cash and cash equivalents	12,409	11,022
Restricted cash	30,902	30,872
Customer accounts receivable, net	158,680	152,790
Accrued unbilled revenues, net	113,780	117,227
Other accounts receivable, net	11,247	11,568
Fuel oil stock, at average cost	89,527	91,937
Materials and supplies, at average cost	61,198	60,702
Prepayments and other	35,907	116,980
Regulatory assets	28,967	30,710
Total current assets	542,617	623,808
Other long-term assets
Operating lease right-of-use assets	177,097	176,809
Regulatory assets	669,677	684,370
Other	108,893	101,718
Total other long-term assets	955,667	962,897
Total assets	$6,335,928	$6,388,682
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 17,048,783 shares at March 31, 2020 and December 31, 2019)	$113,678	$113,678
Premium on capital stock	714,824	714,824
Retained earnings	1,217,250	1,220,129
Accumulated other comprehensive income, net of taxes-retirement benefit plans	(1,253)	(1,279)
Common stock equity	2,044,499	2,047,352
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,496,638	1,401,714
Total capitalization	3,575,430	3,483,359
Commitments and contingencies (Note 3)
Current liabilities
Current portion of operating lease liabilities	63,743	63,707
Current portion of long-term debt, net	13,997	95,953
Short-term borrowings from non-affiliates	99,956	88,987
Accounts payable	145,935	187,770
Interest and preferred dividends payable	27,941	20,728
Taxes accrued, including revenue taxes	158,991	207,992
Regulatory liabilities	42,711	30,724
Other	65,748	67,305
Total current liabilities	619,022	763,166
Deferred credits and other liabilities
Operating lease liabilities	118,953	113,400
Deferred income taxes	380,869	377,150
Regulatory liabilities	947,259	941,586
Unamortized tax credits	114,878	117,868
Defined benefit pension and other postretirement benefit plans liability	470,811	478,763
Other	108,706	113,390
Total deferred credits and other liabilities	2,141,476	2,142,157
Total capitalization and liabilities	$6,335,928	$6,388,682
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2019	17,048	$113,678	$714,824	$1,220,129	$(1,279)	$2,047,352
Net income for common stock	—	—	—	23,905	—	23,905
Other comprehensive income, net of taxes	—	—	—	—	26	26
Common stock dividends	—	—	—	(26,784)	—	(26,784)
Balance, March 31, 2020	17,048	$113,678	$714,824	$1,217,250	$(1,253)	$2,044,499
Balance, December 31, 2018	16,751	$111,696	$681,305	$1,164,541	$99	$1,957,641
Net income for common stock	—	—	—	32,126	—	32,126
Other comprehensive income, net of taxes	—	—	—	—	24	24
Common stock dividends	—	—	—	(25,313)	—	(25,313)
Balance, March 31, 2019	16,751	$111,696	$681,305	$1,171,354	$123	$1,964,478
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31
(in thousands)	2020	2019
Cash flows from operating activities
Net income	$24,404	$32,625
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	55,850	53,947
Other amortization	7,618	6,714
Deferred income taxes	(3,762)	(3,127)
Income tax credits, net	(101)	(27)
State refundable credit	(2,530)	(2,095)
Bad debt expense	2,724	239
Allowance for equity funds used during construction	(2,015)	(2,910)
Other	121	305
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(9,020)	36,905
Decrease in accrued unbilled revenues	2,704	25,852
Decrease (increase) in fuel oil stock	2,410	(36,564)
Increase in materials and supplies	(496)	(1,381)
Decrease (increase) in regulatory assets	1,171	(5,040)
Increase in regulatory liabilities	16,586	1,138
Decrease in accounts payable	(7,153)	(927)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(43,919)	(34,668)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	(1,017)	2,991
Change in other assets and liabilities	(4,434)	(4,561)
Net cash provided by operating activities	39,141	69,416
Cash flows from investing activities
Capital expenditures	(119,144)	(102,891)
Other	2,713	794
Net cash used in investing activities	(116,431)	(102,097)
Cash flows from financing activities
Common stock dividends	(26,784)	(25,313)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(499)	(499)
Proceeds from issuance of short-term debt	50,000	25,000
Proceeds from issuance of long-term debt	95,000	—
Increase (decrease) in short-term borrowings from non-affiliates and affiliates with original maturities of three months or less	(38,987)	5,999
Other	(23)	(2)
Net cash provided by financing activities	78,707	5,185
Net increase (decrease) in cash and cash equivalents	1,417	(27,496)
Cash, cash equivalents and restricted cash, beginning of period	41,894	35,877
Cash, cash equivalents and restricted cash, end of period	43,311	8,381
Less: Restricted cash	(30,902)	—
Cash and cash equivalents, end of period	$12,409	$8,381
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 · Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited condensed consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in HEI’s and Hawaiian Electric’s Form 10-K for the year ended December 31, 2019.
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of March 31, 2020 and December 31, 2019 and the results of their operations and cash flows for the three months ended March 31, 2020 and 2019. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
Recent accounting pronouncements.
Credit losses. In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology. The new methodology is referred to as the current expected credit loss (CECL) methodology and will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes, but is not limited to loans, loan commitments and held-to-maturity securities. In addition, ASU No. 2016-13 amends the accounting for credit losses on available-for-sale (AFS) debt securities and purchased financial assets with credit deterioration. The other-than-temporary impairment model of accounting for credit losses on AFS debt securities will be replaced with an estimate of expected credit losses only when the fair value is below the amortized cost of the asset. The length of time the fair value of an AFS debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. The AFS debt security model requires the use of an allowance to record the estimated losses (and subsequent recoveries).
The Company adopted ASU No. 2016-13 on January 1, 2020 using the modified retrospective method with the cumulative effect of initially applying the amendments recognized in retained earnings as of January 1, 2020. The CECL models use a probability-of-default, loss given default and exposure at default methodology to estimate the expected credit losses. Within each model or calculation, loans are further segregated based on additional risk characteristics specific to that loan type, such as risk rating, FICO score, bankruptcy score, age of loan and collateral. The Company uses both internal and external historical data, as appropriate, and a blend of economic forecasts to estimate credit losses over a reasonable and supportable forecast period and then reverts to a longer-term historical loss experience to arrive at lifetime expected credit losses. The reversion period incorporates forward-looking expectations about repayments (including prepayments) as determined by the Company’s asset liability management system. The Company elected not to measure an allowance for credit losses for accrued interest as it reverses uncollectible accrued interest through interest income in a timely manner and to continue to report accrued interest within other assets in the balance sheets with the adoption of ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” See Codification Improvements below for a description of ASU No. 2019-04.
The allowance for credit losses (ACL) is a material estimate of the Company. As a result of the change from an incurred loss model to a methodology that considers the credit loss over the expected life of the loan, on January 1, 2020, the Company recorded an adjustment of $21 million to increase the ACL, including a $2 million increase in the allowance for loan commitments, with a corresponding adjustment to reduce retained earnings by $15 million on an after tax basis. The ACL is based on the composition, characteristics and quality of the loans and off balance sheet credit exposures as well as the prevailing economic conditions as of the adoption date. The increase in the ACL primarily relates to required reserves for residential mortgages and consumer loans, due to the requirement to estimate lifetime expected credit losses, with lower ACL requirements for commercial and commercial real estate loans due to their short-term nature. Based on the credit quality of the Company’s existing held-to-maturity and AFS investment securities portfolio, the Company did not recognize an ACL at adoption for those investments. The adoption of the new standard did not have a material impact to the Utilities’ customer and other accounts receivables and accrued unbilled revenue. Results for reporting periods beginning after January 1, 2020 are presented under ASU No. 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The table below summarizes the impact of the Company’s adoption of ASU No. 2016-13.

	January 1, 2020
(in thousands)	Pre-ASU No. 2016-13 adoption	Impact of ASU No. 2016-13	As reported under ASU No. 2016-13
HEI consolidated
Loans held for investments, net[1]	$5,067,821	$(19,441)	$5,048,380
Total assets	$13,745,251	$(19,441)	$13,725,810
Deferred income taxes	$379,324	$(5,628)	$373,696
Other[1]	583,545	1,559	585,104
Total liabilities	11,430,698	(4,069)	11,426,629
Retained earnings	622,042	(15,372)	606,670
Total shareholders’ equity	2,280,260	(15,372)	2,264,888
Total liabilities and shareholders’ equity	$13,745,251	$(19,441)	$13,725,810
1 The allowance for credit losses is classified in “Loans held for investments, net,” and the allowance for loan commitments is classified in “Other” liabilities in the Company’s condensed consolidated balance sheets.

Codification Improvements. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which is intended to clarify certain issues related to the accounting for financial instruments.
•With respect to Topic 326, Financial Instruments - Credit Losses, ASU No. 2019-04 allows entities to measure the allowance for credit losses on accrued interest receivable balances separately from other components of the amortized cost basis of associated financial assets, or to make an accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts if an entity writes off the uncollectible accrued interest receivable balance in a timely manner and makes certain disclosures. ASU No. 2019-04 also allows an entity to make an accounting policy election regarding the presentation and disclosure of accrued interest receivables and the related allowance for credit losses for those accrued interest receivables. ASU No. 2019-04 also clarifies certain issues related to transfers between classifications or categories for loans and debt securities, recoveries, variable interest rates and prepayments, vintage disclosures, and contractual extensions and renewal options.
•With respect to Topic 815, Derivatives and Hedging, ASU No. 2019-04 provides amendments, among others, that address partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements.
•With respect to Topic 825, Financial Instruments, ASU No. 2019-04 clarifies the scope of the guidance and disclosure requirements with respect to recognizing and measuring financial instruments.

The amended guidance in ASU No. 2019-04 is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU No. 2019-04 in the first quarter of 2020 and elected not to measure an allowance for credit losses for accrued interest as it reverses uncollectible accrued interest through interest income in a timely manner and to continue to report accrued interest within other assets in the balance sheets. The impact of the ASU on the Company’s consolidated financial statements was not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 2 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended March 31, 2020
Revenues from external customers	$597,430	$79,738	$18	$677,186
Intersegment revenues (eliminations)	12	—	(12)	—
Revenues	$597,442	$79,738	$6	$677,186
Income (loss) before income taxes	$29,686	$18,969	$(8,959)	$39,696
Income taxes (benefit)	5,282	3,208	(2,687)	5,803
Net income (loss)	24,404	15,761	(6,272)	33,893
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$23,905	$15,761	$(6,246)	$33,420
Total assets (at March 31, 2020)	$6,335,928	$7,385,745	$127,345	$13,849,018
Three months ended March 31, 2019
Revenues from external customers	$578,482	$83,052	$81	$661,615
Intersegment revenues (eliminations)	13	—	(13)	—
Revenues	$578,495	$83,052	$68	$661,615
Income (loss) before income taxes	$41,859	$26,162	$(9,982)	$58,039
Income taxes (benefit)	9,234	5,323	(2,679)	11,878
Net income (loss)	32,625	20,839	(7,303)	46,161
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$32,126	$20,839	$(7,277)	$45,688
Total assets (at December 31, 2019)	$6,388,682	$7,233,017	$123,552	$13,745,251

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
Hamakua Energy, LLC’s (Hamakua Energy’s) sales to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 3 · Electric utility segment
Unconsolidated variable interest entities.
Power purchase agreements.  As of March 31, 2020, the Utilities had four PPAs for firm capacity (excluding the PGV PPA as PGV has been offline since May 2018 due to lava flow on Hawaii Island) and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
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
Power purchase agreements.  Purchases from all IPPs were as follows:

	Three months ended March 31
(in millions)	2020	2019
Kalaeloa	$38	$40
AES Hawaii	31	32
HPOWER	17	18
Hamakua Energy	13	16
Wind IPPs	28	20
Solar IPPs	11	7
Other IPPs [1]	2	1
Total IPPs	$140	$134

1Includes hydro power and other PPAs
Kalaeloa Partners, L.P.  Under a 1988 PPA, as amended, Hawaiian Electric is committed to purchase 208 MW of firm capacity from Kalaeloa. Hawaiian Electric and Kalaeloa are currently in negotiations to address the PPA term that ended on May 23, 2016. The PPA automatically extends on a month-to-month basis as long as the parties are still negotiating in good faith. Hawaiian Electric and Kalaeloa have agreed that neither party will terminate the PPA (which has been subject to automatic extension on a month-to-month basis) prior to July 31, 2020, to allow for a negotiated resolution and PUC approval.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
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
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in an amended and restated PPA between Hawaii Electric Light and Hu Honua dated May 9, 2017. In July 2017, the PUC approved the amended and restated PPA, which becomes effective once the PUC’s order is final and non-appealable. In August 2017, the PUC’s approval was appealed by a third party. On May 10, 2019, the Hawaii Supreme Court issued a decision remanding the matter to the PUC for further proceedings consistent with the court’s decision which must include express consideration of Green House Gas (GHG) emissions that would result from approving the PPA, whether the cost of energy under the PPA is reasonable in light of the potential for GHG emissions, and whether the terms of the PPA are prudent and in the public interest, in light of its potential hidden and long-term consequences. On June 20, 2019, the PUC issued an order reopening the docket for further proceedings. On September 29, 2019, the PUC issued an order setting the procedural schedule for the matter and on December 20, 2019, issued an order modifying the procedural schedule. Pre-hearing matters were completed on March 6, 2020. The PUC will set the date for an evidentiary hearing and post-hearing briefing. Hu Honua expected to complete construction of the plant in the fourth quarter of 2019, but has been delayed.
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
Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) implementation project. The ERP/EAM Implementation Project went live in October 2018. Starting in January 2020, Hawaii Electric Light began to incorporate their portion of the deferred project costs in rate base and start the amortization over a 12-year period. As of March 31, 2020, the total deferred project costs and accrued carrying costs after the project went into service amounted to $59.4 million, which is net of the amortization of $0.2 million at Hawaii Electric Light.
In February 2019, the PUC approved a methodology for passing the future cost saving benefits of the new ERP/EAM system to customers developed by the Utilities in collaboration with the Consumer Advocate. The Utilities filed a benefits clarification document on June 10, 2019, reflecting $150 million in future net O&M expense reductions and cost avoidance, and $96 million in capital cost reductions and tax savings over the 12-year service life. To the extent the reduction in O&M expense relates to amounts reflected in electric rates, the Utilities would reduce future rates for such amounts. In October 2019, the PUC approved the Utilities and the Consumer Advocate’s Stipulated Performance Metrics and Tracking Mechanism. As of March 31, 2020, the Utilities’ regulatory liability was $4.8 million for amounts to be returned to customers for reduction in O&M expense included in rates.
At the PUC’s direction, the Utilities have been filing Semi-Annual Enterprise System Benefits (SAESB) reports. The most recent SAESB report was filed on February 26, 2020 for the period July 1 through December 31, 2019.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the Hawaii Department of Health and EPA, Maui Electric further investigated the Site and the Adjacent Parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.7 million as of March 31, 2020, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the Adjacent Parcel; however, final costs of remediation will depend on cleanup approach implemented.
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
As of March 31, 2020, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $4.8 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore investigation and the remediation of PCB contamination in the offshore sediment. The final remediation costs will depend on the potential onshore source control requirements and actual offshore cleanup costs.
Regulatory proceedings
Decoupling. Decoupling is a regulatory model that is intended to provide the Utilities with financial stability and facilitate meeting the State of Hawaii’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio standard. The decoupling mechanism has the following major components: (1) monthly revenue balancing account (RBA) revenues or refunds for the difference between PUC-approved target revenues and recorded adjusted revenues, which delinks revenues from kilowatthour sales, (2) RAM revenues for escalation in certain O&M expenses and rate base changes, (3) MPIR component, (4) performance incentive mechanisms (PIMs), and (5) an earnings sharing mechanism, which would provide for a reduction of revenues between rate cases in the event the utility exceeds the return on average common equity (ROACE) allowed in its most recent rate case. The requirement for triennial general rate cases under the decoupling mechanism was terminated by the PUC on April 29, 2020. On March 31, 2020, the Utilities filed the 2020 annual filing which is subject to PUC review.
Rate adjustment mechanism. The RAM is based on the lesser of: a) an inflationary adjustment for certain O&M expenses and return on investment for certain rate base changes, or b) cumulative annual compounded increase in Gross Domestic Product Price Index applied to annualized target revenues (the RAM Cap). Annualized target revenues reset upon the issuance of an interim or final decision and order (D&O) in a rate case. All Utilities were limited to the RAM Cap in 2020.
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
The PUC approved recovery of capital costs under the MPIR for Schofield Generating Station, which increased revenues in 2018 by $3.6 million and are being collected in customer bills since June 2019 through May 2020. The 2019 approved MPIR amounts for Schofield Generating Station of $19.8 million (which accrued effective January 1, 2019), included the 2019 return on project amount (up to the capped amount) in rate base, depreciation and incremental O&M expenses, will be collected from June 2020 through May 2021.
The PUC approved the Utilities’ requests for MPIR recovery of the cost of the Grid Modernization Strategy Phase 1 project and West Loch PV project in March and December 2019, respectively. On February 7, 2020, the Utilities submitted 2020 MPIR amounts totaling $24.2 million for the Schofield Generation Station ($19.2 million), West Loch PV project ($4.5 million) and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Grid Modernization Strategy Phase 1 project ($0.5 million for all three utilities) for the accrual of revenues effective January 1, 2020, that included the 2020 return on project amount (up to the capped amount) in rate base, depreciation and incremental O&M expenses, for collection from June 2021 through May 2022, subject to PUC review.

Performance incentive mechanisms. The PUC has established the following PIMs:
•Service Quality performance incentives are measured on a calendar-year basis. The PIM tariff requires the performance targets, deadbands and the amount of maximum financial incentives used to determine the PIM financial incentive levels for each of the PIMs to be re-determined upon issuance of an interim or final order in a general rate case for each utility.
•Service Reliability Performance measured by System Average Interruption Duration and Frequency Indexes (penalties only). Target performance is based on each utility’s historical 10-year average performance with a deadband of one standard deviation. The maximum penalty for each performance index is 20 basis points applied to the common equity share of each respective utility’s approved rate base (or maximum penalties of approximately $6.8 million - for both indices in total for the three utilities).
•Call Center Performance measured by the percentage of calls answered within 30 seconds. Target performance is based on the annual average performance for each utility for the most recent 8 quarters with a deadband of 3% above and below the target. The maximum penalty or reward is 8 basis points applied to the common equity share of each respective utility’s approved rate base (or maximum penalties or rewards of approximately $1.4 million - in total for the three utilities).
•In December 2018, the Utilities accrued $2.1 million in estimated penalties for service reliability net of call center performance rewards for 2018. As a result of a PUC order denying the exclusion of the impact of a specific project on the service reliability performance, in May 2019, Hawaiian Electric accrued an additional $1.3 million in service reliability penalties related to 2018. The net service quality performance penalties related to 2018 were reflected in the 2019 annual decoupling filing and will reduce customer rates in the period June 1, 2019 through May 31, 2020.
•In December 2019, the Utilities accrued $0.3 million in estimated rewards for call center performance, net of service reliability penalties, for 2019. The net service quality performance rewards related to 2019 will be reflected in the 2020 annual decoupling filing and will increase customer rates in the period June 1, 2020 through May 31, 2021.
•Procurement of low-cost variable renewable resources through the request for proposal process in 2018 is measured by comparison of the procurement price to target prices. The incentive is a percentage of the savings determined by comparing procured price to a target of 11.5 cents per kilowatt-hour for renewable projects with storage capability and 9.5 cents per kilowatt-hour for energy-only renewable projects. For PPAs filed by December 31, 2018 and subsequently approved by the PUC, the incentive is 20% of the savings, with a cap of $3.5 million for the three utilities in total. For PPAs filed in January, February, and March 2019 and subsequently approved by the PUC, scaled incentives are 15%, 10% and 5%, respectively, of the savings for PPAs, with a cap of $3 million for the three utilities in total. There are no penalties. On March 25, 2019, the PUC approved six contracts, which were filed by December 31, 2018 and qualified for incentives. A seventh contract, which was filed in February 2019 and approved in August 2019, also qualified for incentives. Half of the incentive is earned upon PUC approval of the contract and the other half is eligible to be earned in the year following the in-service date of the projects. The Utilities accrued $12,900 in incentives in August 2019, which were reflected in the 2020 annual decoupling filing and will be recovered in rates in the period June 1, 2020 through May 31, 2021.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Annual decoupling filings. The Utilities filed annual decoupling filings on March 31, 2020, which are subject to PUC approval. The net annual incremental amounts proposed to be collected (refunded) from June 1, 2020 through May 31, 2021 are as follows:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
2020 Annual incremental RAM adjusted revenues, net of changes in Tax Act adjustment	$20.6	$3.2	$5.7	$29.5
Annual change in accrued RBA balance as of December 31, 2019 (and associated revenue taxes) which incorporates MPIR recovery	(46.5)	(9.9)	(11.0)	(67.4)
Incremental Performance Incentive Mechanisms (net)	2.2	(0.1)	(0.1)	2.0
Net annual incremental amount to be collected (refunded) under the tariffs	$(23.7)	$(6.8)	$(5.4)	$(35.9)

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
The order stated that, in general, the PUC is interested in ratemaking elements and/or mechanisms that result in:
•Greater cost control and reduced rate volatility;
•Efficient investment and allocation of resources regardless of classification as capital or operating expense;
•Fair distribution of risks between utilities and customers; and
•Fulfillment of State policy goals.
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
Most recent rate proceedings.
Hawaiian Electric 2020 test year rate case. On August 21, 2019, Hawaiian Electric filed an application for a general rate increase for its 2020 test year rate case, requesting an increase of $77.6 million over revenues at current effective rates (for a 4.1% increase in revenues), based on an 8.0% rate of return (which incorporates a ROACE of 10.5%). In September 2019, the PUC issued an order ruling that Hawaiian Electric’s application was complete as of the date of filing. It also ordered that an outside consultant, selected by the PUC, would independently conduct a management audit of Hawaiian Electric. On April 17, 2020, the PUC issued a revised procedural schedule indicating the management audit is expected to be concluded in mid-May 2020, and an interim decision and order is scheduled to be issued in October 2020.
Hawaii Electric Light 2019 test year rate case. On September 24, 2019, Hawaii Electric Light and the Consumer Advocate filed a Stipulated Partial Settlement Letter which documented agreements reached on all of the issues in the proceeding, except

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
for the ROACE, capital structure, amortization period for the state investment tax credit, and automatic annual target heat rate adjustment. On November 13, 2019, the PUC issued an interim decision maintaining Hawaii Electric Light’s revenues at current effective rates based on an interim revenue requirement of $387 million, average rate base of $543 million, and a 7.52% ROR on average rate base that incorporates a ROACE of 9.5% and 58.0% total equity ratio. On November 25, 2019, the Parties filed separate responses to the interim order, agreeing that (1) they do not intend to withdraw from the Partial Settlement: (2) they waive their respective rights to an evidentiary hearing on the remaining contested issues; and (3) the remaining issues in the proceeding can be decided based on the evidence in the record and should be the subject of the filing of opening and reply briefs in February 2020. On December 13, 2019, the PUC issued an order approving the interim tariffs (effective January 1, 2020) removing the evidentiary hearing from the procedural schedule. Hawaii Electric Light filed on January 17, 2020 the supplemental evidence and simultaneous opening and reply briefs on February 3, 2020 and February 24, 2020, respectively. There is no statutory deadline for the PUC to issue a final decision.
Maui Electric 2021 test year rate case. By an order issued on April 29, 2020, the PUC terminated the requirement of a mandatory triennial rate case cycle that was established in the Decoupling final D&O, and indicated Maui Electric is not required to file a 2021 test year rate case.
Subsequent event-regulatory order. On April 22, 2020, the Utilities filed a request to the PUC for deferral treatment of COVID-19 related expenses, including higher bad debt expense and write-offs, higher financing costs and other expenses. On May 4, 2020, the PUC issued an order, authorizing all utilities, including the Utilities, to establish regulatory assets to record costs resulting from the suspension of disconnections of service during the pendency of the Governor’s Emergency Proclamation and until otherwise ordered by the PUC. In future proceedings, the PUC will consider the reasonableness of the costs, the appropriate period of recovery, any amount of carrying costs thereon, and any savings directly attributable to suspension of disconnects, and other related matters. As part of the order, the PUC prohibits the Utilities from charging late payments fees on past due payments. The Utilities are required to file a report on their financial condition by May 20, 2020, if regulatory assets will be recorded pursuant to the Order, and quarterly reports beginning July 20, 2020. The Utilities plan to record regulatory assets pursuant to the Order in the second quarter of 2020.
Condensed consolidating financial information. Condensed consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the three month periods ended March 31, 2020 and 2019, and as of March 31, 2020 and December 31, 2019.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended March 31, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$421,166	89,293	87,198	—	(215)	$597,442
Expenses
Fuel oil	120,535	22,432	30,254	—	—	173,221
Purchased power	107,951	19,521	12,344	—	—	139,816
Other operation and maintenance	85,637	19,104	22,806	—	—	127,547
Depreciation	38,011	9,760	8,079	—	—	55,850
Taxes, other than income taxes	40,501	8,342	8,207	—	—	57,050
Total expenses	392,635	79,159	81,690	—	—	553,484
Operating income	28,531	10,134	5,508	—	(215)	43,958
Allowance for equity funds used during construction	1,743	119	153	—	—	2,015
Equity in earnings of subsidiaries	8,804	—	—	—	(8,804)	—
Retirement defined benefits expense—other than service costs	(546)	194	(29)	—	—	(381)
Interest expense and other charges, net	(12,002)	(2,484)	(2,323)	—	215	(16,594)
Allowance for borrowed funds used during construction	602	36	50	—	—	688
Income before income taxes	27,132	7,999	3,359	—	(8,804)	29,686
Income taxes	2,957	1,798	527			5,282
Net income	24,175	6,201	2,832	—	(8,804)	24,404
Preferred stock dividends of subsidiaries	—	134	95	—		229
Net income attributable to Hawaiian Electric	24,175	6,067	2,737	—	(8,804)	24,175
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$23,905	6,067	2,737	—	(8,804)	$23,905

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended March 31, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$23,905	6,067	2,737	—	(8,804)	$23,905
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	5,184	748	652	—	(1,400)	5,184
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(5,158)	(747)	(652)	—	1,399	(5,158)
Other comprehensive income, net of taxes	26	1	—	—	(1)	26
Comprehensive income attributable to common shareholder	$23,931	6,068	2,737	—	(8,805)	$23,931

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
March 31, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi- diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,389	5,606	3,612	—	—	$51,607
Plant and equipment	4,821,180	1,317,355	1,167,120	—	—	7,305,655
Less accumulated depreciation	(1,614,651)	(581,038)	(530,414)	—	—	(2,726,103)
Construction in progress	164,467	12,530	22,532	—	—	199,529
Utility property, plant and equipment, net	3,413,385	754,453	662,850	—	—	4,830,688
Nonutility property, plant and equipment, less accumulated depreciation	5,309	115	1,532	—	—	6,956
Total property, plant and equipment, net	3,418,694	754,568	664,382	—	—	4,837,644
Investment in wholly owned subsidiaries, at equity	593,097	—	—	—	(593,097)	—
Current assets
Cash and cash equivalents	4,589	4,654	3,065	101	—	12,409
Restricted cash	30,902	—	—	—	—	30,902
Advances to affiliates	44,700	—	—	—	(44,700)	—
Customer accounts receivable, net	113,999	23,327	21,354	—	—	158,680
Accrued unbilled revenues, net	81,468	16,468	15,844	—	—	113,780
Other accounts receivable, net	17,593	2,596	2,327	—	(11,269)	11,247
Fuel oil stock, at average cost	65,688	8,684	15,155	—	—	89,527
Materials and supplies, at average cost	35,006	9,153	17,039	—	—	61,198
Prepayments and other	28,445	3,816	5,222	—	(1,576)	35,907
Regulatory assets	25,490	1,928	1,549	—	—	28,967
Total current assets	447,880	70,626	81,555	101	(57,545)	542,617
Other long-term assets
Operating lease right-of-use assets	175,205	1,514	378	—	—	177,097
Regulatory assets	466,795	105,956	96,926	—	—	669,677
Other	73,796	17,316	17,781	—	—	108,893
Total other long-term assets	715,796	124,786	115,085	—	—	955,667
Total assets	$5,175,467	949,980	861,022	101	(650,642)	$6,335,928
Capitalization and liabilities
Capitalization
Common stock equity	$2,044,499	300,986	292,010	101	(593,097)	$2,044,499
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,101,614	206,437	188,587	—	—	1,496,638
Total capitalization	3,168,406	514,423	485,597	101	(593,097)	3,575,430
Current liabilities
Current portion of operating lease liabilities	63,616	96	31	—	—	63,743
Current portion of long-term debt	—	13,997	—	—	—	13,997
Short-term borrowings from non-affiliates	99,956	—	—	—	—	99,956
Short-term borrowings from affiliate	—	2,500	42,200	—	(44,700)	—
Accounts payable	113,932	14,401	17,602	—	—	145,935
Interest and preferred dividends payable	20,095	3,806	4,129	—	(89)	27,941
Taxes accrued	109,383	26,846	24,338	—	(1,576)	158,991
Regulatory liabilities	19,762	12,813	10,136	—	—	42,711
Other	50,411	11,196	15,321	—	(11,180)	65,748
Total current liabilities	477,155	85,655	113,757	—	(57,545)	619,022
Deferred credits and other liabilities
Operating lease liabilities	117,183	1,418	352	—	—	118,953
Deferred income taxes	269,478	53,374	58,017	—	—	380,869
Regulatory liabilities	670,187	178,479	98,593	—	—	947,259
Unamortized tax credits	84,309	15,985	14,584	—	—	114,878
Defined benefit pension and other postretirement benefit plans liability	333,716	68,756	68,339	—	—	470,811
Other	55,033	31,890	21,783	—	—	108,706
Total deferred credits and other liabilities	1,529,906	349,902	261,668	—	—	2,141,476
Total capitalization and liabilities	$5,175,467	949,980	861,022	101	(650,642)	$6,335,928

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,598	5,606	3,612	—	—	$51,816
Plant and equipment	4,765,362	1,313,727	1,161,199	—	—	7,240,288
Less accumulated depreciation	(1,591,241)	(574,615)	(524,301)	—	—	(2,690,157)
Construction in progress	165,137	9,993	17,944	—	—	193,074
Utility property, plant and equipment, net	3,381,856	754,711	658,454	—	—	4,795,021
Nonutility property, plant and equipment, less accumulated depreciation	5,310	114	1,532	—	—	6,956
Total property, plant and equipment, net	3,387,166	754,825	659,986	—	—	4,801,977
Investment in wholly owned subsidiaries, at equity	591,969	—	—	—	(591,969)	—
Current assets
Cash and cash equivalents	2,239	6,885	1,797	101	—	11,022
Restricted cash	30,749	123	—	—	—	30,872
Advances to affiliates	27,700	8,000	—	—	(35,700)	—
Customer accounts receivable, net	105,454	24,520	22,816	—	—	152,790
Accrued unbilled revenues, net	83,148	17,071	17,008	—	—	117,227
Other accounts receivable, net	18,396	1,907	1,960	—	(10,695)	11,568
Fuel oil stock, at average cost	69,003	8,901	14,033	—	—	91,937
Materials and supplies, at average cost	34,876	8,313	17,513	—	—	60,702
Prepayments and other	88,334	3,725	24,921	—	—	116,980
Regulatory assets	27,689	1,641	1,380	—	—	30,710
Total current assets	487,588	81,086	101,428	101	(46,395)	623,808
Other long-term assets
Operating lease right-of-use assets	174,886	1,537	386	—	—	176,809
Regulatory assets	476,390	109,163	98,817	—	—	684,370
Other	69,010	15,493	17,215	—	—	101,718
Total other long-term assets	720,286	126,193	116,418	—	—	962,897
Total assets	$5,187,009	962,104	877,832	101	(638,364)	$6,388,682
Capitalization and liabilities
Capitalization
Common stock equity	$2,047,352	298,998	292,870	101	(591,969)	$2,047,352
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,006,737	206,416	188,561	—	—	1,401,714
Total capitalization	3,076,382	512,414	486,431	101	(591,969)	3,483,359
Current liabilities
Current portion of operating lease liabilities	63,582	94	31	—	—	63,707
Current portion of long-term debt	61,958	13,995	20,000	—	—	95,953
Short-term borrowings-non-affiliate	88,987	—	—	—	—	88,987
Short-term borrowings-affiliate	8,000	—	27,700	—	(35,700)	—
Accounts payable	139,056	25,629	23,085	—	—	187,770
Interest and preferred dividends payable	14,759	3,115	2,900	—	(46)	20,728
Taxes accrued	143,522	32,541	31,929	—	—	207,992
Regulatory liabilities	13,363	9,454	7,907	—	—	30,724
Other	51,295	11,362	15,297	—	(10,649)	67,305
Total current liabilities	584,522	96,190	128,849	—	(46,395)	763,166
Deferred credits and other liabilities
Operating lease liabilities	111,598	1,442	360	—	—	113,400
Deferred income taxes	265,864	53,534	57,752	—	—	377,150
Regulatory liabilities	664,894	178,474	98,218	—	—	941,586
Unamortized tax credits	86,852	16,196	14,820	—	—	117,868
Defined benefit pension and other postretirement benefit plans liability	339,471	69,928	69,364	—	—	478,763
Other	57,426	33,926	22,038	—	—	113,390
Total deferred credits and other liabilities	1,526,105	353,500	262,552	—	—	2,142,157
Total capitalization and liabilities	$5,187,009	962,104	877,832	101	(638,364)	$6,388,682

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Three months ended March 31, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2019	$2,047,352	298,998	292,870	101	(591,969)	$2,047,352
Net income for common stock	23,905	6,067	2,737	—	(8,804)	23,905
Other comprehensive income, net of taxes	26	1	—	—	(1)	26
Common stock dividends	(26,784)	(4,080)	(3,596)	—	7,676	(26,784)
Common stock issuance expenses	—	—	(1)	—	1	—
Balance, March 31, 2020	$2,044,499	300,986	292,010	101	(593,097)	$2,044,499

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Three months ended March 31, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2018	$1,957,641	295,874	280,863	101	(576,838)	$1,957,641
Net income for common stock	32,126	5,169	6,680	—	(11,849)	32,126
Other comprehensive income, net of taxes	24	1	—	—	(1)	24
Common stock dividends	(25,313)	(2,545)	(3,767)	—	6,312	(25,313)
Common stock issuance expenses	—	(2)	—	—	2	—
Balance, March 31, 2019	$1,964,478	298,497	283,776	101	(582,374)	$1,964,478

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$29,004	9,478	7,931	—	(7,272)	$39,141
Cash flows from investing activities
Capital expenditures	(83,191)	(18,181)	(17,772)	—	—	(119,144)
Advances from (to) affiliates	(17,000)	8,000	—	—	9,000	—
Other	2,752	64	301	—	(404)	2,713
Net cash used in investing activities	(97,439)	(10,117)	(17,471)	—	8,596	(116,431)
Cash flows from financing activities
Common stock dividends	(26,784)	(4,080)	(3,596)	—	7,676	(26,784)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(270)	(134)	(95)	—	—	(499)
Proceeds from issuance of short-term debt	50,000	—	—	—	—	50,000
Proceeds from issuance of long-term debt	95,000	—	—	—	—	95,000
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(46,987)	2,500	14,500	—	(9,000)	(38,987)
Other	(21)	(1)	(1)	—	—	(23)
Net cash provided by (used in) financing activities	70,938	(1,715)	10,808	—	(1,324)	78,707
Net increase (decrease) in cash and cash equivalents	2,503	(2,354)	1,268	—	—	1,417
Cash, cash equivalents and restricted cash, beginning of period	32,988	7,008	1,797	101	—	41,894
Cash, cash equivalents and restricted cash, end of period	35,491	4,654	3,065	101	—	43,311
Less: Restricted cash	(30,902)	—	—	—	—	(30,902)
Cash and cash equivalents, end of period	$4,589	4,654	3,065	101	—	$12,409

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$58,145	8,745	8,837	—	(6,311)	$69,416
Cash flows from investing activities
Capital expenditures	(78,220)	(8,371)	(16,300)	—	—	(102,891)
Advances to affiliates	(9,500)	(9,200)	—	—	18,700	—
Other	1,221	(293)	(134)	—	—	794
Net cash used in investing activities	(86,499)	(17,864)	(16,434)	—	18,700	(102,097)
Cash flows from financing activities
Common stock dividends	(25,313)	(2,544)	(3,767)	—	6,311	(25,313)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(270)	(134)	(95)	—	—	(499)
Proceeds from issuance of short-term debt	25,000	—	—	—	—	25,000
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	15,199	—	9,500	—	(18,700)	5,999
Other	—	(1)	(1)	—	—	(2)
Net cash provided by (used in) financing activities	14,616	(2,679)	5,637	—	(12,389)	5,185
Net decrease in cash and cash equivalents	(13,738)	(11,798)	(1,960)	—	—	(27,496)
Cash and cash equivalents, beginning of period	16,732	15,623	3,421	101	—	35,877
Cash and cash equivalents, end of period	$2,994	3,825	1,461	101	—	$8,381

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 4 · Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income and Comprehensive Income Data

	Three months ended March 31
(in thousands)	2020	2019
Interest and dividend income
Interest and fees on loans	$55,545	$57,860
Interest and dividends on investment securities	9,430	10,628
Total interest and dividend income	64,975	68,488
Interest expense
Interest on deposit liabilities	3,587	4,252
Interest on other borrowings	313	528
Total interest expense	3,900	4,780
Net interest income	61,075	63,708
Provision for credit losses	10,401	6,870
Net interest income after provision for credit losses	50,674	56,838
Noninterest income
Fees from other financial services	4,571	4,562
Fee income on deposit liabilities	5,113	5,078
Fee income on other financial products	1,872	1,593
Bank-owned life insurance	794	2,259
Mortgage banking income	2,000	614
Other income, net	413	458
Total noninterest income	14,763	14,564
Noninterest expense
Compensation and employee benefits	25,777	25,512
Occupancy	5,267	4,670
Data processing	3,837	3,738
Services	2,809	2,426
Equipment	2,339	2,064
Office supplies, printing and postage	1,341	1,360
Marketing	802	990
FDIC insurance	102	626
Other expense	4,194	3,854
Total noninterest expense	46,468	45,240
Income before income taxes	18,969	26,162
Income taxes	3,208	5,323
Net income	15,761	20,839
Other comprehensive income, net of taxes	19,847	6,252
Comprehensive income	$35,608	$27,091

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Reconciliation to amounts per HEI Condensed Consolidated Statements of Income*:

	Three months ended March 31
(in thousands)	2020	2019
Interest and dividend income	$64,975	$68,488
Noninterest income	14,763	14,564
*Revenues-Bank	79,738	83,052
Total interest expense	3,900	4,780
Provision for credit losses	10,401	6,870
Noninterest expense	46,468	45,240
Less: Retirement defined benefits gain (expense)—other than service costs	(434)	40
*Expenses-Bank	60,335	56,930
*Operating income-Bank	19,403	26,122
Add back: Retirement defined benefits (gain) expense—other than service costs	434	(40)
Income before income taxes	$18,969	$26,162

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	March 31, 2020		December 31, 2019
Assets
Cash and due from banks		$186,897		$129,770
Interest-bearing deposits		2,635		48,628
Investment securities
Available-for-sale, at fair value		1,340,241		1,232,826
Held-to-maturity, at amortized cost (fair value of $142,570 and $143,467, respectively)		134,656		139,451
Stock in Federal Home Loan Bank, at cost		9,760		8,434
Loans held for investment		5,180,932		5,121,176
Allowance for credit losses		(77,084)		(53,355)
Net loans		5,103,848		5,067,821
Loans held for sale, at lower of cost or fair value		18,155		12,286
Other		507,363		511,611
Goodwill		82,190		82,190
Total assets		$7,385,745		$7,233,017
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$1,969,694		$1,909,682
Deposit liabilities—interest-bearing		4,414,089		4,362,220
Other borrowings		157,605		115,110
Other		152,365		146,954
Total liabilities		6,693,753		6,533,966
Commitments and contingencies
Common stock		1		1
Additional paid-in capital		350,158		349,453
Retained earnings		330,648		358,259
Accumulated other comprehensive loss, net of tax benefits
Net unrealized gains on securities	$21,929		$2,481
Retirement benefit plans	(10,744)	11,185	(11,143)	(8,662)
Total shareholder’s equity		691,992		699,051
Total liabilities and shareholder’s equity		$7,385,745		$7,233,017

Other assets
Bank-owned life insurance		$158,269		$157,465
Premises and equipment, net		203,622		204,449
Accrued interest receivable		19,490		19,365
Mortgage-servicing rights		9,120		9,101
Low-income housing investments		63,967		66,302
Real estate acquired in settlement of loans, net		139		—
Other		52,756		54,929
		$507,363		$511,611
Other liabilities
Accrued expenses		$38,928		$45,822
Federal and state income taxes payable		17,138		14,996
Cashier’s checks		32,372		23,647
Advance payments by borrowers		5,919		10,486
Other		58,008		52,003
		$152,365		$146,954

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Other borrowings consisted of securities sold under agreements to repurchase, federal funds purchased and advances from the Federal Home Loan Bank (FHLB) of $80.6 million, $50.0 million and $27.0 million, respectively, as of March 31, 2020 and $115 million, nil and nil, respectively, as of December 31, 2019.
Investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
March 31, 2020
Available-for-sale
U.S. Treasury and federal agency obligations	$108,298	$1,995	$—	$110,293	—	$—	$—	—	$—	$—
Mortgage-backed securities*	1,114,580	27,493	(621)	1,141,452	6	28,937	(129)	15	40,892	(492)
Corporate bonds	58,681	1,236	(147)	59,770	1	14,753	(147)	—	—	—
Mortgage revenue bonds	28,726	—	—	28,726	—			—	—	—
	$1,310,285	$30,724	$(768)	$1,340,241	7	$43,690	$(276)	15	$40,892	$(492)
Held-to-maturity
Mortgage-backed securities*	$134,656	$7,914	$—	$142,570	—	$—	$—	—	$—	$—
	$134,656	$7,914	$—	$142,570	—	$—	$—	—	$—	$—
December 31, 2019
Available-for-sale
U.S. Treasury and federal agency obligations	$117,255	$652	$(120)	$117,787	2	$4,110	$(11)	3	$27,637	$(109)
Mortgage-backed securities*	1,024,892	6,000	(4,507)	1,026,385	19	152,071	(819)	75	318,020	(3,688)
Corporate bonds	58,694	1,363	—	60,057	—	—	—	—	—	—
Mortgage revenue bonds	28,597	—	—	28,597	—	—	—	—	—	—
	$1,229,438	$8,015	$(4,627)	$1,232,826	21	$156,181	$(830)	78	$345,657	$(3,797)
Held-to-maturity
Mortgage-backed securities*	$139,451	$4,087	$(71)	$143,467	1	$12,986	$(71)	—	$—	$—
	$139,451	$4,087	$(71)	$143,467	1	$12,986	$(71)	—	$—	$—
* Issued or guaranteed by U.S. Government agencies or sponsored agencies
ASB does not believe that the investment securities that were in an unrealized loss position at March 31, 2020, represent a credit loss. Total gross unrealized losses were primarily attributable to change in market conditions. On a quarterly basis the investment securities are evaluated for changes in financial condition of the issuer. Based upon ASB’s evaluation, all securities held within the investment portfolio continue to be investment grade by one or more agencies. The contractual cash flows of the U.S. Treasury, federal agency obligations and agency mortgage-backed securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB did not recognize an other-than-temporary impairment (OTTI) for the three months ended March 31, 2019.
U.S. Treasury, federal agency obligations, corporate bonds, and mortgage revenue bonds have contractual terms to maturity. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The contractual maturities of investment securities were as follows:

March 31, 2020	Amortized cost	Fair value
(in thousands)
Available-for-sale
Due in one year or less	$60,299	$60,622
Due after one year through five years	70,894	73,071
Due after five years through ten years	49,085	49,669
Due after ten years	15,427	15,427
	195,705	198,789
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,114,580	1,141,452
Total available-for-sale securities	$1,310,285	$1,340,241
Held-to-maturity
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$134,656	$142,570
Total held-to-maturity securities	$134,656	$142,570
Proceeds from the sale of available-for-sale securities were nil for both the three months ended March 31, 2020, and 2019. Gross realized gains and losses were nil for the three months ended March 31, 2020 and 2019.
Loans. The components of loans were summarized as follows:

	March 31, 2020	December 31, 2019
(in thousands)
Real estate:
Residential 1-4 family	$2,161,894	$2,178,135
Commercial real estate	852,120	824,830
Home equity line of credit	1,095,677	1,092,125
Residential land	13,720	14,704
Commercial construction	79,377	70,605
Residential construction	9,190	11,670
Total real estate	4,211,978	4,192,069
Commercial	722,647	670,674
Consumer	245,753	257,921
Total loans	5,180,378	5,120,664
Deferred fees and discounts	554	512
Allowance for credit losses	(77,084)	(53,355)
Total loans, net	$5,103,848	$5,067,821
ASB's policy is to require private mortgage insurance on all real estate loans when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For non-owner occupied residential property purchases, the loan-to-value ratio may not exceed 75% of the lower of the appraised value or purchase price at origination.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Allowance for credit losses.  The allowance for credit losses by portfolio segment were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Total
Three months ended March 31, 2020
Allowance for credit losses:
Beginning balance, prior to adoption of ASU No. 2016-13	$2,380	$15,053	$6,922	$449	$2,097	$3	$10,245	$16,206	$53,355
Impact of adopting ASU No. 2016-13	2,150	208	(541)	(64)	289	14	922	16,463	19,441
Charge-offs	—	—	—	(8)	—	—	(369)	(6,254)	(6,631)
Recoveries	53	—	6	9	—	—	186	764	1,018
Provision	(107)	1,326	(162)	(34)	1,060	(3)	1,993	5,828	9,901
Ending balance	$4,476	$16,587	$6,225	$352	$3,446	$14	$12,977	$33,007	$77,084
Three months ended March 31, 2019
Allowance for credit losses:
Beginning balance	$1,976	$14,505	$6,371	$479	$2,790	$4	$9,225	$16,769	$52,119
Charge-offs	(14)	—	—	—	—	—	(618)	(5,559)	(6,191)
Recoveries	609	—	5	7	—	—	180	698	1,499
Provision	(660)	320	117	(61)	53	(1)	2,027	5,075	6,870
Ending balance	$1,911	$14,825	$6,493	$425	$2,843	$3	$10,814	$16,983	$54,297
December 31, 2019
Ending balance: individually evaluated for impairment	$898	$2	$322	$—	$—	$—	$1,015	$454	$2,691
Ending balance: collectively evaluated for impairment	$1,482	$15,051	$6,600	$449	$2,097	$3	$9,230	$15,752	$50,664
Financing Receivables:
Ending balance	$2,178,135	$824,830	$1,092,125	$14,704	$70,605	$11,670	$670,674	$257,921	$5,120,664
Ending balance: individually evaluated for impairment	$15,600	$1,048	$12,073	$3,091	$—	$—	$8,418	$507	$40,737
Ending balance: collectively evaluated for impairment	$2,162,535	$823,782	$1,080,052	$11,613	$70,605	$11,670	$662,256	$257,414	$5,079,927

Allowance for loan commitments.  The allowance for loan commitments by portfolio segment were as follows:

(in thousands)	Home equity line of credit	Commercial construction	Commercial loans	Total
Three months ended March 31, 2020
Allowance for loan commitments:
Beginning balance, prior to adoption of ASU No. 2016-13	$392	$931	$418	$1,741
Impact of adopting ASU No. 2016-13	(92)	1,745	(94)	1,559
Provision	—	515	(15)	500
Ending balance	$300	$3,191	$309	$3,800
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
existing facts, conditions, and values, highly questionable and improbable. An asset classified Loss is considered uncollectible and has such little value that its continuance as a bankable asset is not warranted.
The credit risk profile based on payment activity and internally assigned grade for loans was as follows:

(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving loans	Revolving loans converted to term loans	Total
March 31, 2020
Residential 1-4 family
Current	$72,453	$292,483	$194,702	$276,153	$230,719	$1,089,697	$—	$—	$2,156,207
30-59 days past due	—	—	—	—	4	2,777	—	—	2,781
60-89 days past due	—	—	—	—	—	1,630	—	—	1,630
Greater than 89 days past due	—	—	—	353	—	923	—	—	1,276
	72,453	292,483	194,702	276,506	230,723	1,095,027	—	—	2,161,894
Home equity line of credit
Current	—	—	—	—	—	—	1,062,097	30,327	1,092,424
30-59 days past due	—	—	—	—	—	—	633	592	1,225
60-89 days past due	—	—	—	—	—	—	26	198	224
Greater than 89 days past due	—	—	—	—	—	—	1,375	429	1,804
	—	—	—	—	—	—	1,064,131	31,546	1,095,677
Residential land
Current	305	5,402	2,024	2,954	22	3,013	—	—	13,720
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	305	5,402	2,024	2,954	22	3,013	—	—	13,720
Residential construction
Current	1,069	5,410	682	2,029	—	—	—	—	9,190
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	1,069	5,410	682	2,029	—	—	—	—	9,190
Consumer
Current	23,191	98,543	62,983	19,183	3,099	600	26,079	3,001	236,679
30-59 days past due	263	1,180	1,311	486	82	—	258	92	3,672
60-89 days past due	—	843	1,225	337	43	—	128	40	2,616
Greater than 89 days past due	—	762	1,115	386	73	1	358	91	2,786
	23,454	101,328	66,634	20,392	3,297	601	26,823	3,224	245,753
Commercial real estate
Pass	87,054	119,868	128,356	60,786	122,917	233,064	17,442	—	769,487
Special Mention	3,560	—	4,331	4,700	3,457	3,421	—	—	19,469
Substandard	—	—	1,940	608	3,682	56,934	—	—	63,164
Doubtful	—	—	—	—	—	—	—	—	—
	90,614	119,868	134,627	66,094	130,056	293,419	17,442	—	852,120
Commercial construction
Pass	3,139	6,889	25,925	17,771	2,068	—	21,296	—	77,088
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,289	—	—	2,289
Doubtful	—	—	—	—	—	—	—	—	—
	3,139	6,889	25,925	17,771	2,068	2,289	21,296	—	79,377
Commercial
Pass	29,594	180,576	103,190	40,697	35,704	66,885	184,425	17,315	658,386
Special Mention	473	6,625	2,252	5,219	18,782	9,651	2,261	—	45,263
Substandard	198	5,108	330	1,650	4,291	3,554	2,404	1,463	18,998
Doubtful	—	—	—	—	—	—	—	—	—
	30,265	192,309	105,772	47,566	58,777	80,090	189,090	18,778	722,647
Total loans	$221,299	$723,689	$530,366	$433,312	$424,943	$1,474,439	$1,318,782	$53,548	$5,180,378

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Revolving loans converted to term loans during the three months ended March 31, 2020 in the commercial, home equity line of credit and consumer portfolios was $2.0 million, $1.8 million and $1.0 million, respectively.
The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total financing receivables	Amortized cost> 90 days and accruing
March 31, 2020
Real estate:
Residential 1-4 family	$2,781	$1,630	$1,276	$5,687	$2,156,207	$2,161,894	$—
Commercial real estate	—	—	—	—	852,120	852,120	—
Home equity line of credit	1,225	224	1,804	3,253	1,092,424	1,095,677	—
Residential land	—	—	—	—	13,720	13,720	—
Commercial construction	—	—	2,289	2,289	77,088	79,377	—
Residential construction	—	—	—	—	9,190	9,190	—
Commercial	3,712	311	309	4,332	718,315	722,647	—
Consumer	3,672	2,616	2,786	9,074	236,679	245,753	—
Total loans	$11,390	$4,781	$8,464	$24,635	$5,155,743	$5,180,378	$—
December 31, 2019
Real estate:
Residential 1-4 family	$2,588	$290	$1,808	$4,686	$2,173,449	$2,178,135	$—
Commercial real estate	—	—	—	—	824,830	824,830	—
Home equity line of credit	813	—	2,117	2,930	1,089,195	1,092,125	—
Residential land	—	—	25	25	14,679	14,704	—
Commercial construction	—	—	—	—	70,605	70,605	—
Residential construction	—	—	—	—	11,670	11,670	—
Commercial	1,077	311	172	1,560	669,114	670,674	—
Consumer	4,386	3,257	2,907	10,550	247,371	257,921	—
Total loans	$8,864	$3,858	$7,029	$19,751	$5,100,913	$5,120,664	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The credit risk profile based on nonaccrual loans, accruing loans 90 days or more past due and troubled debt restructuring (TDR) loans was as follows:

(in thousands)	March 31, 2020	December 31, 2019
Real estate:
Residential 1-4 family	$10,747	$11,395
Commercial real estate	16,390	195
Home equity line of credit	6,596	6,638
Residential land	413	448
Commercial construction	2,289	—
Residential construction	—	—
Commercial	5,366	5,947
Consumer	4,965	5,113
Total nonaccrual loans	$46,766	$29,736
Real estate:
Residential 1-4 family	$9,254	$9,869
Commercial real estate	1,035	853
Home equity line of credit	9,628	10,376
Residential land	2,622	2,644
Commercial construction	—	—
Residential construction	—	—
Commercial	3,261	2,614
Consumer	56	57
Total troubled debt restructured loans not included above	$25,856	$26,413

Nonaccrual loans with no related allowance at March 31, 2020 in the commercial, commercial real estate, residential and home equity line of credit portfolios was $5.1 million, $2.3 million, $4.1 million and $1.8 million, respectively. ASB did not recognize interest on nonaccrual loans for the quarter ended March 31, 2020.
Troubled debt restructurings.  A loan modification is deemed to be a TDR when the borrower is determined to be experiencing financial difficulties and ASB grants a concession it would not otherwise consider.
The allowance for credit losses on TDR loans that do not share risk characteristics are individually evaluated based on the present value of expected future cash flows discounted at the loan’s effective original contractual rate or based on the  fair value of collateral less cost to sell. The financial impact of the estimated loss is an increase to the allowance associated with the modified loan. When available information confirms that specific loans or portions thereof are uncollectible (confirmed losses), these amounts are charged off against the allowance for credit losses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Loan modifications that occurred during the first three months of 2020 and 2019 were as follows:

Loans modified as a TDR	Three months ended March 31, 2020
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	1	$148	$8
Commercial real estate	2	16,584	4,281
Home equity line of credit	—	—	—
Residential land	—	—	—
Commercial construction	—	—	—
Residential construction	—	—	—
Commercial	4	756	278
Consumer	—	—	—
	7	$17,488	$4,567

	Three months ended March 31, 2019
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	8	$1,048	$5
Commercial real estate	—	—	—
Home equity line of credit	2	264	23
Residential land	1	335	—
Commercial construction	—	—	—
Residential construction	—	—	—
Commercial	1	195	17
Consumer	—	—	—
	12	$1,842	$45

1  The period end balances reflect all paydowns and charge-offs since the modification period. TDRs fully paid off, charged-off, or foreclosed upon by period end are not included.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Loans modified in TDRs that experienced a payment default of 90 days or more during the first quarters of 2020 and 2019, and for which the payment of default occurred within one year of the modification, were as follows:

	Three months ended March 31, 2020		Three months ended March 31, 2019
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Number of contracts	Outstanding recorded investment (as of period end)[1]
TDRs that defaulted during the period within twelve months of their modification date
Real estate:
Residential 1-4 family	—	$—	—	$—
Commercial real estate	—	—	—	—
Home equity line of credit	—	—	—	—
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	—	—	1	19
Consumer	—	—	—	—
	—	$—	1	$19
1  The period end balances reflect all paydowns and charge-offs since the modification period. TDRs fully paid off, charged-off, or foreclosed upon by period end are not included.
If a loan modified in a TDR subsequently defaults, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled nil at March 31, 2020 and December 31, 2019.
Collateral-dependent loans. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral. Loans considered collateral-dependent were as follows:

March 31, 2020	Amortized cost	Collateral type
(in thousands)
Real estate:
Residential 1-4 family	$2,315	Residential real estate property
Home equity line of credit	1,567	Residential real estate property
Commercial construction	2,290	Commercial real estate property
Total real estate	6,172
Commercial	90	Business assets
Total	$6,262
The Company had $3.7 million and $3.5 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at March 31, 2020 and December 31, 2019, respectively.
The credit risk profile by internally assigned grade for loans was as follows:

	December 31, 2019
(in thousands)	Commercial real estate	Commercial construction	Commercial	Total
Grade:
Pass	$756,747	$68,316	$621,657	$1,446,720
Special mention	4,451	—	29,921	34,372
Substandard	63,632	2,289	19,096	85,017
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$824,830	$70,605	$670,674	$1,566,109

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

	December 31, 2019			Three months ended March 31, 2019
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$6,817	$7,207	$—	$7,991	$160
Commercial real estate	195	200	—	—	—
Home equity line of credit	1,984	2,135	—	2,534	12
Residential land	3,091	3,294	—	2,036	26
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	1,948	2,285	—	3,973	—
Consumer	2	2	—	31	—
	$14,037	$15,123	$—	$16,565	$198
With an allowance recorded
Real estate:
Residential 1-4 family	$8,783	$8,835	$898	$8,394	$83
Commercial real estate	853	853	2	906	10
Home equity line of credit	10,089	10,099	322	11,823	130
Residential land	—	—	—	29	—
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	6,470	6,470	1,015	4,750	26
Consumer	505	505	454	57	1
	$26,700	$26,762	$2,691	$25,959	$250
Total
Real estate:
Residential 1-4 family	$15,600	$16,042	$898	$16,385	$243
Commercial real estate	1,048	1,053	2	906	10
Home equity line of credit	12,073	12,234	322	14,357	142
Residential land	3,091	3,294	—	2,065	26
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	8,418	8,755	1,015	8,723	26
Consumer	507	507	454	88	1
	$40,737	$41,885	$2,691	$42,524	$448
*  Since loan was classified as impaired.
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $72.5 million and $24.9 million for the three months ended March 31, 2020 and 2019, respectively, and recognized gains on such sales of $2.0 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.
There were no repurchased mortgage loans for the three months ended March 31, 2020 and 2019. The repurchase reserve was $0.1 million as of March 31, 2020 and 2019.
Mortgage servicing fees, a component of other income, net, were $0.8 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount[1]	Accumulated amortization	Valuation allowance	Net carrying amount
March 31, 2020	$22,178	$13,058	$—	$9,120
December 31, 2019	21,543	(12,442)	—	9,101
1  Reflects impact of loans paid in full
Changes related to MSRs were as follows:

	Three months ended March 31
(in thousands)	2020	2019
Mortgage servicing rights
Beginning balance	$9,101	$8,062
Amount capitalized	636	230
Amortization	(617)	(395)
Other-than-temporary impairment	—	—
Carrying amount before valuation allowance	9,120	7,897
Valuation allowance for mortgage servicing rights
Beginning balance	—	—
Provision (recovery)	—	—
Other-than-temporary impairment	—	—
Ending balance	—	—
Net carrying value of mortgage servicing rights	$9,120	$7,897
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
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Unpaid principal balance	$1,308,847	$1,276,437
Weighted average note rate	3.94%	3.96%
Weighted average discount rate	9.3%	9.3%
Weighted average prepayment speed	16.7%	11.4%
The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Prepayment rate:
25 basis points adverse rate change	$(1,052)	$(950)
50 basis points adverse rate change	(1,921)	(1,947)
Discount rate:
25 basis points adverse rate change	(71)	(102)
50 basis points adverse rate change	(140)	(202)
The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Other borrowings.  As of March 31, 2020, ASB had $27.0 million of FHLB advances outstanding. ASB was in compliance with all Advances, Pledge and Security Agreement requirements as of March 31, 2020. ASB also had $50.0 million of federal funds purchased with the Federal Reserve Bank as of March 31, 2020. There were no FHLB advances or federal funds purchased with the Federal Reserve Bank as of December 31, 2019.
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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheets	Net amount of liabilities presented in the Balance Sheets
Repurchase agreements
March 31, 2020	$81	$—	$81
December 31, 2019	115	—	115

	Gross amount not offset in the Balance Sheets
(in millions)	Net amount of liabilities presented in the Balance Sheets	Financial instruments	Cash collateral pledged
Commercial account holders
March 31, 2020	$81	$105	$—
December 31, 2019	115	130	—
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	March 31, 2020		December 31, 2019
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$63,662	$1,852	$23,171	$297
Forward commitments	50,800	(585)	29,383	(42)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
ASB’s derivative financial instruments, their fair values and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	March 31, 2020		December 31, 2019
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$1,852	$—	$297	$—
Forward commitments	—	585	3	45
	$1,852	$585	$300	$45
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statements of Income	Three months ended March 31
(in thousands)		2020	2019
Interest rate lock commitments	Mortgage banking income	$1,555	$371
Forward commitments	Mortgage banking income	(543)	(118)
		$1,012	$253
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $22.3 million and 23.4 million at March 31, 2020 and December 31, 2019, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. As of March 31, 2020, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.
Note 5 · Credit agreements and changes in debt
HEI and Hawaiian Electric each entered into a separate agreement with a syndicate of eight financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Credit Facilities), effective July 3, 2017, to amend and restate their respective previously existing revolving unsecured credit agreements. The $150 million HEI Facility and $200 million Hawaiian Electric Facility both terminate on June 30, 2022. No amounts under the Credit Facilities were outstanding as of December 31, 2019. None of the facilities are collateralized.
The Credit Facilities will be maintained to support each company’s respective short-term commercial paper program, but may be drawn on to meet each company’s respective working capital needs and general corporate purposes.
During the first quarter of 2020, due to the economic effects of the COVID-19 pandemic, access to the commercial paper markets by HEI and Hawaiian Electric, as well as similarly situated borrowers, was not available or not available at reasonable terms. As a result, HEI and Hawaiian Electric elected to draw on their Credit Facilities. As of March 31, 2020, $64.5 million and $95 million were outstanding on the HEI Facility and the Hawaiian Electric Facility, respectively.
Changes in debt - subsequent event.
On April 20, 2020, HEI closed on a $65 million 364-day term loan from a syndicate of two banks. The loan bears interest at a floating rate at HEI’s option of either (i) a rate equal to an alternate base rate as defined in the agreement or (ii) a rate equal to an adjusted London interbank offered rate, as defined in the agreement, plus an applicable margin, and matures on April 19, 2021. The proceeds of the loan were used to pay down the balance on the HEI Facility, which increased the available borrowing capacity on the HEI Facility by $65 million. The loan contains provisions requiring the maintenance by HEI of certain financial ratios substantially consistent with those in HEI’s existing, amended and restated revolving unsecured credit agreement. The loan may be prepaid without penalty at any time, but proceeds from any debt capital market transactions must first be applied to pay down the term loan.
On April 20, 2020, Hawaiian Electric closed on a $75 million 364-day revolving credit agreement (364-day Revolver) with a syndicate of four banks. Under the 364-day Revolver, draws bear interest at a floating rate at Hawaiian Electric’s option of either (i) a rate equal to an alternate base rate as defined in the agreement or (ii) a rate equal to an adjusted London interbank offered rate, as defined in the agreement, plus an applicable margin, requires annual fees for undrawn amounts, and terminates on April 19, 2021. The 364-day Revolver includes substantially the same financial covenant and customary representations and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
in the loan outstanding becoming immediately due and payable) consistent with those in Hawaiian Electric’s existing, amended and restated revolving unsecured credit agreement.
Note 6 · Shareholders’ equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2019	$2,481	$(1,613)	$(20,907)	$(20,039)	$(1,279)
Current period other comprehensive income (loss)	19,448	(1,784)	548	18,212	26
Balance, March 31, 2020	$21,929	$(3,397)	$(20,359)	$(1,827)	$(1,253)
Balance, December 31, 2018	$(24,423)	$(436)	$(25,751)	$(50,610)	$99
Current period other comprehensive income (loss)	9,439	(403)	205	9,241	24
Balance, March 31, 2019	$(14,984)	$(839)	$(25,546)	$(41,369)	$123

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI
	Three months ended March 31		Affected line item in the
(in thousands)	2020	2019	Statements of Income / Balance Sheets
HEI consolidated
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$5,706	$2,503	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	(5,158)	(2,298)	See Note 8 for additional details
Total reclassifications	$548	$205
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$5,184	$2,322	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	(5,158)	(2,298)	See Note 8 for additional details
Total reclassifications	$26	$24

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 7 · Revenues
Revenue from contracts with customers. The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended March 31, 2020
(in thousands)	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$190,266	$—	$—	$190,266
Electric energy sales - commercial	197,105	—	—	197,105
Electric energy sales - large light and power	216,220	—	—	216,220
Electric energy sales - other	3,458	—	—	3,458
Bank fees	—	11,556	—	11,556
Total revenues from contracts with customers	607,049	11,556	—	618,605
Revenues from other sources
Regulatory revenue	(15,304)	—	—	(15,304)
Bank interest and dividend income	—	64,975	—	64,975
Other bank noninterest income	—	3,207	—	3,207
Other	5,697	—	6	5,703
Total revenues from other sources	(9,607)	68,182	6	58,581
Total revenues	$597,442	$79,738	$6	$677,186
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$11,556	$—	$11,556
Services/goods transferred over time	607,049	—	—	607,049
Total revenues from contracts with customers	$607,049	$11,556	$—	$618,605

	Three months ended March 31, 2019
(in thousands)	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$175,745	$—	$—	$175,745
Electric energy sales - commercial	187,408	—	—	187,408
Electric energy sales - large light and power	198,926	—	—	198,926
Electric energy sales - other	4,078	—	—	4,078
Bank fees	—	11,233	—	11,233
Total revenues from contracts with customers	566,157	11,233	—	577,390
Revenues from other sources
Regulatory revenue	6,207	—	—	6,207
Bank interest and dividend income	—	68,488	—	68,488
Other bank noninterest income	—	3,331	—	3,331
Other	6,131	—	68	6,199
Total revenues from other sources	12,338	71,819	68	84,225
Total revenues	$578,495	$83,052	$68	$661,615
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$11,233	$—	$11,233
Services/goods transferred over time	566,157	—	—	566,157
Total revenues from contracts with customers	$566,157	$11,233	$—	$577,390
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at the beginning of the period or as of March 31, 2020. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s condensed consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
As of March 31, 2020, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.
Note 8 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first three months of 2020, the Company contributed $17 million ($17 million by the Utilities) to its pension and other postretirement benefit plans, compared to $8 million ($8 million by the Utilities) in the first three months of 2019. The Company’s current estimate of total contributions to its pension and other postretirement benefit plans in 2020 is $69 million ($68 million by the Utilities, $1 million by HEI and nil by ASB), compared to $49 million ($48 million by the Utilities, $1 million by HEI and nil by ASB) in 2019. In addition, the Company expects to pay directly $3 million ($1 million by the Utilities) of benefits in 2020, compared to $2 million ($1 million by the Utilities) paid in 2019.
The components of net periodic pension costs (NPPC) and net periodic benefit costs (NPBC) for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended March 31
	Pension benefits		Other benefits
(in thousands)	2020	2019	2020	2019
HEI consolidated
Service cost	$18,363	$15,382	$631	$541
Interest cost	20,163	21,033	1,855	1,997
Expected return on plan assets	(28,466)	(27,998)	(3,038)	(3,086)
Amortization of net prior period (gain)/cost	3	(11)	(440)	(452)
Amortization of net actuarial (gains)/losses	8,057	3,839	50	(3)
Net periodic pension/benefit cost (return)	18,120	12,245	(942)	(1,003)
Impact of PUC D&Os	6,262	12,279	777	811
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$24,382	$24,524	$(165)	$(192)
Hawaiian Electric consolidated
Service cost	$17,891	$15,001	$626	$537
Interest cost	18,715	19,414	1,782	1,917
Expected return on plan assets	(26,855)	(26,164)	(2,990)	(3,035)
Amortization of net prior period (gain)/cost	2	2	(440)	(451)
Amortization of net actuarial losses	7,368	3,576	51	—
Net periodic pension/benefit cost (return)	17,121	11,829	(971)	(1,032)
Impact of PUC D&Os	6,262	12,279	777	811
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$23,383	$24,108	$(194)	$(221)
HEI consolidated recorded retirement benefits expense of $15 million ($14 million by the Utilities) in each of the first three months of 2020 and 2019 and charged the remaining net periodic benefit cost primarily to electric utility plant.
The Utilities have implemented pension and OPEB tracking mechanisms under which all of their retirement benefit expenses (except for executive life and nonqualified pension plan expenses) determined in accordance with GAAP are recovered over time. Under the tracking mechanisms, any actual costs determined in accordance with GAAP that are over/under amounts allowed in rates are charged/credited to a regulatory asset/liability. The regulatory asset/liability for each utility will then be amortized over 5 years beginning with the respective utility’s next rate case.
Defined contribution plans information.  For the first three months of 2020 and 2019, the Company’s expenses for its defined contribution plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $1.8 million and $1.9 million, respectively, and cash contributions were $3.2 million and $3.7 million, respectively. For each of the first three months of 2020 and 2019, the Utilities’ expenses for its defined contribution plan under the HEIRSP were $0.7 million and cash contributions were $0.7 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
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
As of March 31, 2020, approximately 3.0 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 0.7 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. In June 2019, an additional 300,000 shares were made available for issuance under the 2011 Director Plan. As of March 31, 2020, there were 309,795 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended March 31
(in millions)	2020	2019
HEI consolidated
Share-based compensation expense [1]	$1.7	$2.2
Income tax benefit	0.3	0.3
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.8	0.8
Income tax benefit	0.1	0.1
1 For the three months ended March 31, 2020 and 2019, the Company has not capitalized any share-based compensation.
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

	Three months ended March 31
(dollars in thousands)	2020	2019
Shares granted	468	—
Fair value	$23	$—
Income tax benefit	6	—
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI common stock on the grant date.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended March 31
	2020		2019
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	207,641	$35.36	200,358	$33.05
Granted	77,679	48.11	94,559	37.68
Vested	(77,719)	34.19	(76,712)	32.61
Forfeited	(4,160)	35.81	(6,980)	33.18
Outstanding, end of period	203,441	$40.67	211,225	$35.28
Total weighted-average grant-date fair value of shares granted (in millions)	$3.7		$3.6
(1) Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the first three months of 2020 and 2019, total restricted stock units and related dividends that vested had a fair value of $4.2 million and $3.2 million, respectively, and the related tax benefits were $0.7 million and $0.5 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
As of March 31, 2020, there was $7.7 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 3.1 years.
Long-term incentive plan payable in stock.  The 2018-2020, 2019-2021 and 2020-2022 long-term incentive plans (LTIP) provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals, including a market condition goal. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made, subject to the achievement of specified performance levels and calculated dividend equivalents. The potential payout varies from 0% to 200% of the number of target shares, depending on the achievement of the goals. The market condition goal is based on HEI’s total shareholder return (TSR) compared to the Edison Electric Institute Index over the relevant three-year period. The other performance condition goals relate to earnings per share (EPS) growth, return on average common equity (ROACE), renewable portfolio standards, Hawaiian Electric’s net income growth, ASB’s efficiency ratio and Pacific Current’s EBITDA growth and return on average invested capital.
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended March 31
	2020		2019
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	96,402	$39.62	65,578	$38.81
Granted	24,630	48.62	34,647	41.07
Vested (issued or unissued and cancelled)	(29,409)	39.51	—	—
Forfeited	(1,007)	41.72	(1,914)	38.62
Outstanding, end of period	90,616	$42.08	98,311	$39.61
Total weighted-average grant-date fair value of shares granted (in millions)	$1.2		$1.4
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
The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TSR and the resulting fair value of LTIP awards granted:

	2020	2019
Risk-free interest rate	1.39%	2.48%
Expected life in years	3	3
Expected volatility	13.1%	15.8%
Range of expected volatility for Peer Group	13.6% to 95.4%	15.0% to 73.2%
Grant date fair value (per share)	$48.62	$41.07
For the three months ended March 31, 2020, total vested LTIP awards linked to TSR and related dividends had a fair value of $2.6 million and the related tax benefits were $0.4 million. There were no share-based LTIP awards linked to TSR with a vesting date in 2019.
As of March 31, 2020, there was $2.2 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.7 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended March 31
	2020		2019
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	403,768	$35.15	276,169	$33.80
Granted	98,522	48.10	138,580	37.68
Vested	(135,804)	33.48	—	—
Increase above target (cancelled)	(26,111)	34.13	—	—
Forfeited	(4,031)	39.67	(7,659)	33.91
Outstanding, end of period	336,344	$39.64	407,090	$35.12
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$4.7		$5.2
(1) Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the three months ended March 31, 2020, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $7.6 million and the related tax benefits were $1.2 million. There were no share-based LTIP awards linked to other performance conditions with a vesting date in 2019.
As of March 31, 2020, there was $8.1 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.7 years.
Note 10 · Income taxes
The Company’s and the Utilities’ effective tax rates (combined federal and state income tax rates) were 15% and 18%, respectively, for the three months ended March 31, 2020. These rates differed from the combined statutory rates, due primarily to the Utilities’ amortization of excess deferred income taxes related to the provision in the Tax Act that lowered the federal income tax rate from 35% to 21%, the tax benefits derived from the low income housing tax credit investments and the non-taxability of the bank-owned life insurance income. The Company’s and the Utilities’ effective tax rates were 20% and 22%, respectively, for the three months ended March 31, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 11 · Cash flows

Three months ended March 31	2020	2019
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates, net of amounts capitalized	$18	$21
Income taxes paid (including refundable credits)	—	4
Income taxes refunded (including refundable credits)	—	4
Hawaiian Electric consolidated
Interest paid to non-affiliates	9	12
Income taxes paid (including refundable credits)	—	5
Income taxes refunded (including refundable credits)	—	4
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment-unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	32	36
Reduction of long-term debt from funds previously transferred for repayment (financing)	82	—
Right-of-use assets obtained in exchange for operating lease obligations (investing)	19	—
Common stock issued (gross) for director and executive/management compensation (financing)[1]	14	3
Real estate transferred from property, plant and equipment to other assets held-for-sale (investing)	—	9
Hawaiian Electric consolidated
Electric utility property, plant and equipment-unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	27	29
Reduction of long-term debt from funds previously transferred for repayment (financing)	82	—
Right-of-use assets obtained in exchange for operating lease obligations (investing)	16	—
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
Impaired loans. At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Fair value is determined primarily by using an income, cost or market approach and is normally provided through appraisals. Impaired loans carried at fair value generally receive specific allocations within the allowance for credit losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Generally, impaired loans are evaluated quarterly for additional impairment and adjusted accordingly.
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
Long-term debt—other than bank.  Fair value of fixed-rate long-term debt—other than bank was obtained from third-party financial services providers based on the current rates offered for debt of the same or similar remaining maturities and from discounting the future cash flows using the current rates offered for debt of the same or similar risks, terms, and remaining maturities. The carrying amount of floating rate long-term debt—other than bank approximated fair value because of the short-term interest reset periods. Long-term debt—other than bank is classified in Level 2 of the valuation hierarchy.
Interest rate lock commitments (IRLCs). The estimated fair value of commitments to originate residential mortgage loans for sale is based on quoted prices for similar loans in active markets. IRLCs are classified as Level 2 measurements.
Forward sales commitments. To be announced (TBA) mortgage-backed securities forward commitments are classified as Level 1, and consist of publicly-traded debt securities for which identical fair values can be obtained through quoted market prices in active exchange markets. The fair values of ASB’s mandatory delivery loan sale commitments are determined using quoted prices in the market place that are observable and are classified as Level 2 measurements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The following table presents the carrying or notional amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments. For stock in Federal Home Loan Bank, the carrying amount is a reasonable estimate of fair value because it can only be redeemed at par.

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
March 31, 2020
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,340,241	$—	$1,311,515	$28,726	$1,340,241
Held-to-maturity investment securities	134,656	—	142,570	—	142,570
Stock in Federal Home Loan Bank	9,760	—	9,760	—	9,760
Loans, net	5,122,003	—	18,155	5,287,943	5,306,098
Mortgage servicing rights	9,120	—	—	10,350	10,350
Derivative assets	63,662	—	1,852	—	1,852
Financial liabilities
HEI consolidated
Deposit liabilities	791,665	—	797,075	—	797,075
Short-term borrowings—other than bank	99,956	—	99,956	—	99,956
Other bank borrowings	157,605	—	157,606	—	157,606
Long-term debt, net—other than bank	2,068,092	—	2,226,265	—	2,226,265
Derivative liabilities	74,800	585	4,575	—	5,160
Hawaiian Electric consolidated
Short-term borrowings	99,956	—	99,956	—	99,956
Long-term debt, net	1,510,635	—	1,655,449	—	1,655,449
December 31, 2019
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,232,826	$—	$1,204,229	$28,597	$1,232,826
Held-to-maturity investment securities	139,451	—	143,467	—	143,467
Stock in Federal Home Loan Bank	8,434	—	8,434	—	8,434
Loans, net	5,080,107	—	12,295	5,145,242	5,157,537
Mortgage servicing rights	9,101	—	—	12,379	12,379
Derivative assets	25,179	—	300	—	300
Financial liabilities
HEI consolidated
Deposit liabilities	769,825	—	765,976	—	765,976
Short-term borrowings—other than bank	185,710	—	185,710	—	185,710
Other bank borrowings	115,110	—	115,107	—	115,107
Long-term debt, net—other than bank	1,964,365	—	2,156,927	—	2,156,927
Derivative liabilities	51,375	33	2,185	—	2,218
Hawaiian Electric consolidated
Short-term borrowings	88,987	—	88,987	—	88,987
Long-term debt, net	1,497,667	—	1,670,189	—	1,670,189

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2020			December 31, 2019
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$—	$1,141,452	$—	$—	$1,026,385	$—
U.S. Treasury and federal agency obligations	—	110,293	—	—	117,787	—
Corporate bonds	—	59,770	—	—	60,057	—
Mortgage revenue bonds	—	—	28,726	—	—	28,597
	$—	$1,311,515	$28,726	$—	$1,204,229	$28,597
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$1,852	$—	$—	$297	$—
Forward commitments (bank segment)[1]	—	—	—	—	3	—
	$—	$1,852	$—	$—	$300	$—
Derivative liabilities
Forward commitments (bank segment)[1]	$585	$—	$—	$33	$12	$—
Interest rate swap (Other segment)[2]	—	4,575	—	—	2,173	—
	$585	$4,575	$—	$33	$2,185	$—
1  Derivatives are carried at fair value in other assets or other liabilities in the balance sheets with changes in value included in mortgage banking income.
2  Derivatives are included in other liabilities in the balance sheets.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Three months ended March 31
Mortgage revenue bonds	2020	2019
(in thousands)
Beginning balance	$28,597	$23,636
Principal payments received	—	—
Purchases	129	4,334
Unrealized gain (loss) included in other comprehensive income	—	—
Ending balance	$28,726	$27,970
ASB holds two mortgage revenue bonds issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of March 31, 2020, the weighted average discount rate was 2.99%, which was derived by incorporating a credit spread over the one month LIBOR rate. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

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

		Fair value measurements using
(in thousands)	Balance	Level 1	Level 2	Level 3
March 31, 2020
Loans	$—	$—	$—	$—
December 31, 2019
Loans	25	—	—	25
For the three months ended March 31, 2020 and 2019, there were no adjustments to fair value for ASB’s loans held for sale.
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
(1) Represents percent of outstanding principal balance.
(2) N/A - Not applicable. There is one asset in each fair value measurement type.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2019 Form 10-K and should be read in conjunction with such discussion and the 2019 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2019 Form 10-K, as well as the quarterly (as of and for the three months ended March 31, 2020) condensed consolidated financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
Recent developments—COVID-19.
On March 11, 2020, the World Health Organization declared the virus strain Severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), and the resulting disease COVID-19, to be a pandemic. COVID-19 has affected all 50 states within the United States, including Hawaii. On March 21, 2020, the Governor of the State of Hawaii issued a second supplementary emergency proclamation, effective March 25, 2020, ordering all visitors and residents, arriving or returning to the State of Hawaii to a mandatory 14-day self-quarantine. On March 23, 2020, the Governor issued a third supplementary proclamation, effective March 25, 2020, declaring that all persons within the state must remain at home through April 30, 2020, with exceptions for “essential activities,” or “essential businesses,” in each case as defined in the proclamation. On March 31, 2020, the Governor signed a fourth supplementary proclamation, effective April 1, 2020, that requires all residents and visitors traveling between any of the islands in the State of Hawaii to self-quarantine for 14 days. On April 25, 2020, the Governor issued a sixth supplementary proclamation to extend the stay-at-home order through May 31, 2020. In addition to the restrictions imposed within Hawaii, due to the numerous other state and local jurisdictions around the world that have imposed “shelter-in-place” orders, quarantines, and similar government orders and restrictions, and in particular, travel restrictions that directly impact Hawaii tourism, economic activity in the state has been severely impacted. See “Economic Conditions” for further discussion.
In response to the COVID-19 pandemic, the Company has activated its Incident Management Team, composed of senior executives across the Company, to monitor and manage the situation. In addition, respecting social-distancing recommendations, the management teams of HEI, Hawaiian Electric, ASB and Pacific Current meet virtually on a weekly basis, with the boards of directors, and frequently with the chairs of the Audit & Risk Committees, to discuss key focus areas, including employee and customer safety, operations, liquidity, cybersecurity, and internal controls over financial reporting. One of the Company’s top priorities during this challenging time is to ensure the safety and well-being of our customers, our employees, their families and the community, while at the same time continuing to deliver essential electric and banking services. The Company’s operations are deemed to be “essential businesses” under the proclamations and, therefore, the Company has continued to operate in order to serve its customers and the community. However, to protect its employees, customers and minimize community spread of the coronavirus, the Company has implemented elements of its business continuity plans and has instituted a moratorium on non-essential business travel and a mandatory work-from-home policy for all personnel that can perform their work remotely. As an example, finance and accounting staff are working remotely, and through the use of digital tools and processes, the Company continues to maintain its system of internal controls over financial reporting with no impact on meeting reporting deadlines. For personnel that cannot perform their work remotely, the Company has taken steps to protect these employees, including implementing practices related to employee and facilities hygiene, in order to ensure the reliability and resilience of its operations. For example, at the Utilities, plant operators and operations crews have been separated into distinct teams with no overlap of personnel in order to mitigate transmission risk amongst critical personnel and to minimize to the risk of not having appropriate backup personnel available to perform essential functions. Similarly, at ASB, branch operations continue to serve the community, but the number of open branches has been reduced to match reduced customer volumes, protect employees, and minimize community transmission risk.
The Company has also instituted various programs to support its customers and the community during this difficult and challenging time. For example, Hawaiian Electric has ceased, through June 30, 2020, customer disconnections for nonpayment and is working closely with impacted customers on payment plans. At ASB, borrowers that are experiencing financial hardship may be eligible to receive a loan forbearance, deferment or extension for up to three months. Additionally, late fee waivers may be granted for up to three months and ATM fees are currently being waived. ASB has also secured loans totaling more than $300 million for affected businesses under the Paycheck Protection Program (PPP). Through the PPP, which was established under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and implemented by the United States Small Business Association, ASB will help approximately 2,500 small businesses, which support roughly 40,000 jobs, and stimulate economic activity in Hawaii. See “Recent Developments—COVID-19” in Bank MD&A.
It is currently unclear when the restrictive measures that are currently in place will be lifted. On April 16, 2020, the White House issued guidelines on “Opening Up America Again,” which outlined a three-phased approach to reopen state or local economies based on the advice of public health experts. Prior to proceeding to the first phase, the guidelines enumerated gating criteria, which include a downward trajectory of influenza-like cases and COVID-19-like syndromic cases reported within a 14-

day period, among others. As of April 24, 2020, Hawaii had 601 total cases and 12 deaths associated with COVID-19 and the number of daily reported new cases has started to decrease from a peak of 34 in early April and remain in the low single digits. At this time, the State of Hawaii has not announced its reopening plans or timeline over which restrictions would be lifted. The Company’s plans to return to normal operations will follow the recommendations issued by the state and public health experts.
For further discussion of the impact of the COVID-19 pandemic on our subsidiaries see “Recent Developments—COVID-19” section in the Electric Utility and Bank MD&As. There has been no material impact on the “Other” segment and Pacific Current as a result of the COVID-19 pandemic.
For a discussion regarding the impact of the economic conditions caused by the pandemic on the Company’s liquidity and capital resources, see discussion under “Financial Condition–Liquidity and capital resources,” contained in each of the HEI Consolidated, Electric Utility and Bank MD&As.

RESULTS OF OPERATIONS

	Three months ended March 31		%
(in thousands)	2020	2019	change	Primary reason(s)*
Revenues	$677,186	$661,615	2	Increase for the electric utility segment, partly offset by decrease for bank segment
Operating income	59,702	77,937	(23)	Decrease for electric utility and bank segments, partly offset by lower operating losses for the “other” segment
Net income for common stock	33,420	45,688	(27)	Lower net income at the electric utility and bank segments, partly offset by lower net losses at the “other” segment
*  Also, see segment discussions which follow.
The Company’s effective tax rates for the first three months of 2020 and 2019 were 15% and 20%, respectively. The effective tax rates were lower for the three months ended March 31, 2020 compared to the same period in 2019 due primarily to higher amortization in 2020 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in federal income tax rate and an increase in excess tax benefits.
Economic conditions.
Note: The statistical data in this section is from public third-party sources that management believes to be reliable (e.g., Department of Business, Economic Development and Tourism (DBEDT), University of Hawaii Economic Research Organization (UHERO), U.S. Bureau of Labor Statistics, Department of Labor and Industrial Relations (DLIR), Hawaii Tourism Authority (HTA), Honolulu Board of REALTORS® and national and local newspapers).
Hawaii’s economy began to weaken in the latter part of March 2020 due to the effects of the COVID-19 pandemic, which forced a statewide stay-at-home, work-from-home declaration from March 25th through April 30th, shuttered many businesses, including hotels, restaurants, bars, and other gathering places, led to an overwhelming surge in unemployment claims, and impacted the tourism industry with a significant reduction to visitor arrivals. The Governor has recently extended the stay-at-home order to May 31st, while easing some restrictions on certain activities. The most recent interim forecast by UHERO, which was issued on March 30, 2020, forecasts full year 2020 real GDP contraction of 7.7%, decline in total visitor arrivals of 41%, decline in real personal income of 3.1%, and an unemployment rate of 13.7%. The interim forecast does not reflect some aspects of recent federal legislation that are expected to mitigate the job losses and the decline in personal income.
The CARES Act was passed by Congress and signed into law by President Trump on March 27th, 2020. The economic relief package totals more than $2 trillion and provides direct economic support to businesses and individuals. Hawaii is expected to receive nearly $7 billion through various federal assistance programs, including the CARES Act, that will help attenuate the impact to Hawaii’s economy.
On April 8, 2020, the Governor issued a proclamation appointing Alan Oshima, former CEO of the Utilities, to lead Hawaii’s efforts to develop and implement a plan for economic and community stabilization, recovery and resiliency. The collaborative initiative to develop and implement the “Hawaii Economic and Community Recovery & Resiliency Plan,” will include a concurrent three-part strategy to address both the economic and community impacts of COVID-19 in the areas of stabilization, recovery and resiliency. However, due to the uncertainty surrounding the timeframe of efforts to contain the spread of the virus, the pace and the extent of the recovery cannot be predicted at this time.
See “Recent Developments—COVID-19” in the Electric Utility and Bank MD&As for further discussion of the economic impact caused by the pandemic.

Hawaii’s tourism industry, a significant driver of Hawaii’s economy, showed growth of 4.8% in visitor expenditures and 5.5% in visitor arrivals through the first two months of the year, despite the onset of the COVID-19 pandemic. Due to the COVID-19 pandemic, a travel ban was imposed on the Chinese market on February 3rd, which subsequently led to expanded flight cancellations that heavily impacted international and domestic travel during March. Additionally, on March 21, 2020, the Governor of the State of Hawaii issued a second supplementary emergency proclamation, effective March 26, 2020, ordering all individuals, both residents and visitors, arriving or returning to the State of Hawaii to a mandatory 14-day self-quarantine. On March 31, 2020, the Governor signed a fourth supplementary proclamation, effective April 1, 2020, that requires all residents and visitors traveling between any of the islands in the State of Hawaii to self-quarantine for 14 days. As a result, through April 24, 2020, daily passenger counts in April have declined by over 98% compared to April 2019.
Hawaii’s unemployment rate in March 2020 was 2.6%, which was lower compared to the March 2019 rate of 2.8%. The national unemployment rate rose to 4.4% in March 2020 due to effects of COVID-19 and measures to contain it. Hawaii’s unemployment rate is expected to increase significantly due to the economic impacts from the pandemic. Year-to-date initial unemployment claims ending April 25, 2020 were 208,791, compared to 21,543 initial claims in the same period last year, or an increase of over 800%.
Hawaii real estate activity through the first three months of 2020, as indicated by the home resale market, experienced an increase in median sales price of 4.6% for condominiums, while the median sale price for single family homes remained steady compared to 2019. The number of closed sales for single family residential homes was up by 11.6% and for condominiums was down 0.8% through March of 2020 compared to same time period of 2019.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. The price of crude oil gradually increased during the 4th quarter of last year and the trend has continued during the first two months of 2020. Since then, prices have been steadily decreasing due to the significant reduction in demand resulting from the stay-at-home orders across the globe. In the Utility’s service territory, lower fuel prices will benefit customers in the form of lower bills given the high proportion fuel cost in the cost per kWh, but the benefit will be realized over time as existing inventory levels procured at higher cost are drawn down.
At its March 23, 2020 meeting, in an effort to support the economy during this challenging time, the Federal Open Market Committee (FOMC) decided to maintain the federal funds rate target range of 0.00%-.025%. At its April 29, 2020 meeting, the FOMC decided to leave the federal funds rate unchanged. The Federal Reserve also announced that it will continue to purchase Treasury and agency mortgage-backed securities by the amount needed to support the economy and markets. The FOMC stated that it will continue to monitor the implications of the COVID-19 pandemic and take further actions to support the flow of credit to households and businesses by addressing strains in the markets.
The Company reasonably expects that the negative trends and uncertainties in the multiple sectors described above will result in a significant economic downturn that may have a material unfavorable impact on net revenues or income from continuing operations in 2020.

“Other” segment.

	Three months ended March 31
(in thousands)	2020	2019	Primary reason(s)
Revenues	$6	$68
Operating loss	(3,659)	(4,745)
The first quarters of 2020 and 2019 include $0.9 million and $0.2 million, respectively, of operating income from Pacific Current[1]. First quarter 2020 corporate expense was $0.3 million lower compared to the first quarter of 2019, primarily due to lower professional fees.

Net loss	(6,246)	(7,277)	The net loss for the first quarter of 2020 was lower than the net loss for the first quarter of 2019 due to lower HEI corporate expenses and higher Pacific Current net income.
1  Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation.

The “other” business segment (loss)/income includes results of the stand-alone corporate operations of HEI and ASB Hawaii, Inc. (ASB Hawaii), as well as the results of Pacific Current, a direct subsidiary of HEI focused on investing in clean energy and sustainable infrastructure projects; Pacific Current’s indirect subsidiary, Hamakua Energy, which owns a 60-MW combined cycle power plant that provides electricity to Hawaii Electric Light; Pacific Current’s indirect subsidiary, Mauo, LLC (Mauo), which is currently constructing a solar-plus-storage project totaling 8.6 MW on five University of Hawaii campuses; and The Old Oahu Tug Service, Inc., a subsidiary that ceased operations in 1999; as well as eliminations of intercompany transactions.

FINANCIAL CONDITION
Liquidity and capital resources. In response to the COVID-19 pandemic, many countries, states, and cities have imposed stay-at-home orders and strict social distancing measures that have had a significant impact on global economic activity. As a result, the capital markets, including the commercial paper markets, have experienced high levels of volatility, and in some cases, disruption. In March 2020, due to elevated concerns regarding corporate credit risk, the commercial paper markets experienced significantly less liquidity, particularly for tier-3 issuers. As a consequence, HEI and Hawaiian Electric were unable to place commercial paper at a reasonable rate and desired maturity and instead borrowed under their respective backup revolving credit facilities (floating rate at an adjusted London interbank offered rate, as defined in the agreements, plus 137.5 basis points or an alternate base rate, as defined in the agreements, plus 37.5 basis points). The Company cannot predict when it will be able to return to the commercial paper markets for borrowings at reasonable rates for the desired maturities and intends to rely on its backup revolving credit facilities. As of March 31, 2020, the balance on HEI’s revolving credit facility was $65 million and the available committed capacity under the revolving credit facility was $85 million. As of March 31, 2020, the balance on Hawaiian Electric’s revolving credit facility was $95 million and the available committed capacity under Hawaiian Electric’s revolving credit facility was $105 million. As of March 31, 2020, ASB’s unused FHLB borrowing capacity was approximately $2.2 billion.
To preserve and enhance the Company’s liquidity position, in light of the significant and ongoing uncertainty regarding the potential scale and duration of the COVID-19 pandemic and its impact on the global economy, the Company has taken a number of steps. First, on April 20, 2020, HEI borrowed $65 million under a 364-day term loan to refinance the outstanding amounts under its revolving credit facility and thereby increase the available committed borrowing capacity under the revolving credit facility. Additionally, on April 20, 2020, the Utilities added an incremental $75 million in committed revolving credit capacity at Hawaiian Electric with a 364-day revolving credit facility (see Note 5 of the Condensed Consolidated Financial Statements). The Utilities also launched a $160 million private placement of taxable debt, the proceeds of which will be used to finance capital expenditures, repay short-term debt used to finance or refinance capital expenditures, and/or reimburse funds for payment of capital expenditures. The transaction is expected to close in mid-May 2020. In addition, $50 million of an existing 364-day term loan is expected be refinanced with a new $50 million term loan maturing in April 2021. As of April 30, 2020 the total amount of available borrowing capacity under the Company’s committed lines of credit was $328 million. HEI has no long-term debt maturities in 2020, and the Utilities only have $14 million of long-term debt that will be paid off when it matures on July 1, 2020.
In addition to the foregoing financing transactions, in order to further enhance the Company’s liquidity position, the Company is deferring, pursuant to section 2302 of the CARES Act, the payment of the applicable employer portion of Old-Age, Survivors and Disability Insurance payroll tax deposits that are due in 2020, but arose subsequent to the enactment of the CARES Act, which is estimated to be approximately $10 million. Fifty percent of the deferred payroll taxes will be paid in each of December 2021 and December 2022. The Company is also deferring approximately $5.8 million per month in planned monthly pension contributions, to be paid later in the year, to further strengthen its liquidity position. If further liquidity is necessary, the Utilities could also reduce the pace of capital spending related to non-essential projects. Additionally, the Company has the option to issue new shares rather than purchase currently outstanding shares on the open market to satisfy share issuances under its Dividend Reinvestment and Stock Purchase Plan (DRIP) program. The estimated amount of capital that could be preserved by issuing new shares, rather than utilizing open market purchases, on an annual basis, is estimated to be approximately $30 million based on historical demand, but such future amount is dependent on a number of factors, including, without limitation, future share prices, number of shares/participants in the DRIP program, and the amount of new investment in HEI’s stock by DRIP participants.
The Company believes that its ability to generate cash, both internally from electric utility and banking operations and externally from issuances of equity and debt securities, and bank borrowings, is adequate to maintain sufficient liquidity to fund its contractual obligations and commercial commitments, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other cash requirements. However, the COVID-19 pandemic is a rapidly evolving situation, and the Company cannot predict the extent or duration of the outbreak, the future effects that it will have on the global, national or local economy, including the impact on the Company’s cost of capital and its ability to access additional capital, or the future impacts on the Company’s financial position, results of operations, and cash flows. See Item 1A. “Risk Factors” in Part II for further discussion of risks and uncertainties.

The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	March 31, 2020		December 31, 2019
Short-term borrowings—other than bank	$100	2%	$186	4%
Long-term debt, net—other than bank	2,068	46	1,964	44
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,277	51	2,280	51
	$4,479	100%	$4,464	100%

HEI’s commercial paper borrowings and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Three months ended March 31, 2020	March 31, 2020	December 31, 2019
Commercial paper	$65	$—	$97
Line of credit draws	10	65	—
Undrawn capacity under HEI’s line of credit facility		85	150
Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s external short-term borrowings during the first three months of 2020 was $99 million.
HEI has a $150 million line of credit facility with $65 million outstanding at March 31, 2020. See Note 5 of the Condensed Consolidated Financial Statements.
There were no new issuances of common stock through DRIP, HEIRSP or the ASB 401(k) Plan in the three months ended March 31, 2020 and 2019 and HEI satisfied the share purchase requirements of the DRIP, HEIRSP and ASB 401(k) Plan through open market purchases of its common stock.
For the first three months of 2020, net cash provided by operating activities of HEI consolidated was $61 million. Net cash used by investing activities for the same period was $260 million, primarily due to capital expenditures, ASB’s purchases of available-for-sale investment securities and ASB’s net increase in loans, partly offset by ASB’s receipt of repayments from available-for-sale investment securities. Net cash provided by financing activities during this period was $208 million as a result of several factors, including net increases in ASB’s deposit liabilities and other bank borrowings and the issuances of short-term and long-term debt, partly offset by net decrease in short-term borrowings and payment of common stock dividends. During the first three months of 2020, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $27 million and $28 million, respectively.
Dividends.  The payout ratios for the first three months of 2020 and full year 2019 were 108% and 64%, respectively. On February 11, 2020, the HEI Board of Directors approved a 1 cent increase in the quarterly dividend from $0.32 per share to $0.33 per share, starting with the dividend in the first quarter of 2020. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company and current and expected future economic conditions, including impacts from the COVID-19 pandemic.
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
For information about these material estimates and critical accounting policies, see pages 38 to 39, 51 to 52, and 67 to 68 of HEI’s MD&A included in Part II, Item 7 of HEI’s 2019 Form 10-K.

Allowance for credit losses. The Company considers the policies related to the allowance for credit losses as critical to the financial statement presentation. The allowance for credit losses applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes, but is not limited to loans, loan commitments and held-to-maturity securities. In addition, the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration are amended. The other-than-temporary impairment model of accounting for credit losses on AFS debt securities is replaced with an estimate of expected credit losses only when the fair value is below the amortized cost of the asset. The accounting for credit loss models use a probability-of-default, loss given default and exposure at default methodology to estimate the expected credit losses. Within each model or calculation, loans are further segregated based on additional risk characteristics specific to that loan type, such as risk rating, FICO score, bankruptcy score, age of loan and collateral. The Company uses both internal and external historical data, as appropriate, and a blend of economic forecasts to estimate credit losses over a reasonable and supportable forecast period and then reverts to a longer-term historical loss experience to arrive at lifetime expected credit losses. The reversion period incorporates forward-looking expectations about repayments (including prepayments) as determined by the Company’s asset liability management system. See “Recent Accounting Pronouncements” in Note 1 of the Condensed Consolidated Financial Statements for further discussion of the Company’s allowance for credit losses.
Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.
Electric utility
Recent developments—COVID-19
See also Recent developments—COVID-19 in HEI’s MD&A.
Economic conditions in Hawaii have been severely impacted by the COVID-19 pandemic. For the month-to-date period ended April 24, 2020, statewide daily passenger counts have declined more than 98%, and year-to-date initial unemployment claims ending April 24, 2020 were up more than eight times compared to the same period last year. As a consequence of the rapid decline in economic activity, the demand for electricity was significantly impacted. Due to the statewide lockdown during the last week of March, the Utilities saw system loads, inclusive of Distributed Generation–Photovoltaics, decline by about 8% compared to the rest of March. Although kWh sales year-to-date through March 31, 2020 were about 4.5% higher than the same period in 2019, the Utilities expect the level of kWh sales in 2020 to be 8%-14% below sales levels achieved in 2019, as long as the in-bound travel quarantine restrictions and shelter-in-place order remain in effect. Due to the lower kWh sales level expected for 2020, the Utilities expect that its RPS level of achievement will increase to 36%-38% because renewable generation will comprise a larger proportion of total kWh sales.
While the Utilities do not expect electric energy revenues to be significantly impacted due to the decoupling mechanism, which allows recovery of the difference between PUC approved target revenues and recorded adjusted revenues regardless of the level of kWh sales, the timing of customer collections would be delayed (or accelerated) if the level of kWh sales decreases below (or increases above) the estimated kWh sales. Annually, the Utilities submit a decoupling filing to the PUC, which requests recovery by the utility (or refund to customers) of the difference between recorded adjusted revenues and target revenues under the RBA. The difference is collected or refunded through an adjustment to customer rates in the following year based on estimated sales, starting on June 1st of that following year, which has an impact on the timing of the Utilities’ cash flow. Additionally, although the Utilities’ decoupling mechanism allows for collection under the RBA, the RBA balance accrues interest only at the short-term debt rate from the last rate case (1.75% for Hawaiian Electric, 1.5% for Hawaii Electric Light and 3.0% for Maui Electric). While lower fuel prices, which have declined approximately 17% since the start of the year, will benefit customers in the form of lower bills during this difficult time, the Utilities expect that its accounts receivable balances, bad debt expense and write-offs will increase significantly due to business shutdowns that have occurred, the high level of unemployment (year-to-date initial unemployment claims as of April 24, 2020 totaled 208,791), and the moratorium on customer disconnections through June 30, 2020. To address the potential financing requirement related to the delayed timing of cash flows collected under the decoupling mechanism through the RBA and the expected slowing or reduction in accounts receivable collections from customers, the Utilities have taken a number of steps to enhance its liquidity position. See “Financial Condition—Liquidity and capital resources” for additional information.
The Utilities provide an essential service to the State of Hawaii and have continued to operate to protect the health and safety of employees and customers and to enhance reliability. The Utilities have also implemented certain aspects of its business continuity plans, which includes the activation of its Incident Management Team to closely manage the response to the pandemic and have implemented practices related to employee and facilities hygiene in order to ensure the reliability and resilience of its operations. For example, plant operators and operations crews have been separated into distinct teams with no overlap of personnel in order to mitigate transmission risk amongst critical personnel and to minimize to the risk of not having appropriate backup personnel available to perform essential functions. Plans are being developed in the event sequestration of critical personal is required. Further, work plans have been modified to prioritize “must do” work over other non-essential work, which has been deferred. While costs related to COVID-19 incurred during the first quarter of 2020, other than the increase in bad debt expense, have been immaterial, continued separation of distinct teams, requiring alternating teams to stay at home, and costs of sequestration of critical personnel could result in higher future costs. On April 22, 2020, the Utilities filed a request with the PUC for deferral treatment of COVID-19 related expenses, and on May 4, 2020, the PUC authorized the recording of regulatory assets for costs resulting from the suspension of disconnections (see also discussion under Item 1A. “Risk Factors” and “Subsequent event–regulatory order” in Note 3 of the Condensed Consolidated Financial Statements). Looking forward, the prolonged impact of COVID-19 could adversely affect the ability of the Utilities’ contractors, suppliers, IPPs, and other business partners to perform or fulfill their obligations, or require modifications to existing contracts, which could adversely affect the Utilities’ business, increase expenses, and impact the Utilities’ ability to achieve its RPS goals beyond 2020. Additionally, while the state’s aggressive response to the pandemic has dramatically reduced the spread of the coronavirus, the measures taken have had a severe economic impact on the state’s businesses and residents, which may influence the PUC’s actions regarding requested rate increases. See “Item 1A. Risk Factors” in Part II for additional discussion of risks.
At this time, the Utilities are not able to predict what the full impact of the COVID-19 pandemic will have on its results of operations, financial position and cash flows because it is uncertain the extent to which the protective measures to prevent the spread of the virus will be in place.
For a discussion regarding the impact of economic conditions caused by the COVID-19 pandemic on the Utilities’ liquidity and capital resources, see discussion under “Financial Condition–Liquidity and capital resources.”

RESULTS OF OPERATIONS

Three months ended March 31		Increase
2020	2019	(decrease)		(dollars in millions, except per barrel amounts)
$597	$578	$19		Revenues. Net increase largely due to:
			$13	higher kWh generated and higher fuel oil prices[1]
			8	higher purchased power energy prices and higher kWh purchased[2]
			1	higher electric rates
			1	MPIR for West Loch Generating Station and Grid Modernization project
			(2)	renewable RFP Phase 1 PIM in 2019
			(2)	billing to a third party for mutual assistance work reimbursement in 2019
173	161	12		Fuel oil expense[1]. Net increase largely due to higher kWh generated, coupled with higher fuel oil prices
140	134	6		Purchased power expense[1,2]. Net increase largely due to higher purchased power energy prices and higher kWh purchased
127	118	9		Operation and maintenance expenses. Net increase largely due to:
			3	increase in allowance for bad debt in light of COVID-19
			3	2019 PUC approval of deferral treatment for previously-incurred expense to modify existing generating units on Maui to run at lower loads in order to accept more renewable generation
			2	increase in vegetation management work
			3	higher outside services for system support (Interactive Voice Response, Customer Information System, Energy Management and development of portal for CBRE)
			(2)	cost for a third party mutual assistance work in 2019
113	109	4		Other expenses. Increase due to higher depreciation expense for plant investments in 2019 and higher revenue taxes
44	57	(13)		Operating income. Decrease largely due to higher operation and maintenance, and depreciation expenses
30	42	(12)
Income before income taxes. Decrease due to higher operation and maintenance and depreciation expense and lower AFUDC, offset in part by lower interest expense related to the hybrid securities redemption replaced with lower cost debt (in May 2019) and refinancing of revenue bonds (in July 2019).

24	32	(8)		Net income for common stock. Decrease due to higher operation and maintenance, and depreciation expenses
2,006	1,916	90		Kilowatthour sales (millions)[3]
$80.78	$80.39	$0.39		Average fuel oil cost per barrel
465,787	463,964	1,823		Customer accounts (end of period)
1The rate schedules of the electric utilities currently contain ECRCs through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.
2The rate schedules of the electric utilities currently contain PPACs through which changes in purchase power expenses (except purchased energy costs) are passed on to customers.
3 kWh sales were higher when compared to the same quarter in the prior year due largely to warmer weather in the first quarter of 2020 than 2019.

The Utilities’ effective tax rate for the first three months of 2020 and 2019 were at 18% and 22%, respectively. The effective tax rate was lower for the three months ended March 31, 2020 compared to the same period in 2019 due primarily to higher 2020 amortization of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in federal income tax rate.
Hawaiian Electric’s consolidated ROACE was 7.4% and 7.8% for the twelve months ended March 31, 2020 and March 31, 2019, respectively.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of March 31, 2020 amounted to $4 billion, of which approximately 29% related to generation PPE, 63% related to transmission and distribution PPE, and 8% related to other PPE. Approximately 11% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission.
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
The state’s policy is supported by the regulatory framework and includes a number of mechanisms designed to provide utility financial stability during the transition toward the state’s 100% renewable energy future. Under the sales decoupling mechanism, the Utilities are allowed to recover from customers, target test year revenues, independent of the level of kWh sales, which have generally declined (with the exception of 2019 and the first quarter of 2020), as privately-owned distributed energy resources have been added to the grid and energy efficiency measures have been put into place. Other regulatory mechanisms reduce regulatory lag, such as the rate adjustment mechanism to provide revenues for escalation in certain O&M expenses and rate base changes between rate cases, and the major project interim recovery mechanism, which allow the Utilities to recover and earn on certain approved major capital projects placed into service in between rate cases. See “Decoupling” in Note 3 of the Consolidated Financial Statements.
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
On January 25, 2018, the PUC approved the Utilities’ revised DR Portfolio tariff structure. The PUC supported the approach of working with aggregators to implement the DR portfolio. In 2019, the Utilities signed a multi-year Grid Services Purchase Agreement (GSPA) with a third party aggregator. These contracts pay service providers to aggregate grid-supporting capabilities from customer-sited Distributed Energy Resources. The first of these five-year contracts in a not-to exceed amount of $22 million has been executed (PUC approval obtained on August 9, 2019) and is expected to not only deliver benefit through efficient grid operations but also avoided fuel costs over that 5-year period. The Utilities have selected the next set of aggregators in the first quarter of 2020 and commenced GSPA contract negotiations. The Utilities are planning to file the executed contracts by May 2020. As the PUC considers Performance-based Regulation, demonstrated savings resulting from these contracts could results in shared savings for the Utilities. This complements the Utilities’ transformation and supports customer choice.
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
The first phase, which commenced in July 2018, totals 8 MW of solar photovoltaic (PV) only with one credit rate for each island, has been closed on April 9, 2020.
By PUC order, CBRE Phase 2 commenced on April 9, 2020 with the goal to develop a robust CBRE market with competitive pricing anticipating that clean energy projects and programs, such as CBRE, can meaningfully contribute to the State’s recovery from the COVID-19 Emergency. CBRE Phase 2 capacity is substantially larger than Phase 1 and allows up to 235 MW across all Hawaiian Electric service territories. The capacities are allocated by island and allow for small and large system sizes to encourage a variety of system sizes. Projects will be selected through a competitive process with increased rigor around price and non-price criteria. To provide opportunities for low- to moderate-income (LMI) customers to participate in the program, separate project proposals may be submitted specifically targeting LMI customers. LMI projects do not have a size cap nor do they decrease the 235 MW capacity available to other projects. In addition to its administrative role, the Utilities and its affiliates are eligible to participate in the solicitations. The Utilities will also have opportunities to earn based on shared savings mechanisms for specific solicitations.
Microgrid services tariff proceeding. In July 2018, the PUC issued an order instituting a proceeding to investigate establishment of a microgrid services tariff, pursuant to Act 200 of 2018. The PUC granted motions to intervene in the docket by eight parties (there are currently four parties) and completed its initial procedural schedule in March 2019. In August 2019, the PUC issued an order stating that the focus for the remainder of the docket is to facilitate the ability of microgrids to disconnect from the grid and provide backup power to customers and critical energy uses during contingency events.
The PUC also required the parties to form two Working Groups: (1) a Market Facilitation Working Group to recommend draft tariff language for the Microgrid Services Tariff; and (2) an Interconnection Standards Working Group to develop a new section of Rule 14H specific to interconnection and islanding/reconnection of microgrids. The Utilities filed a Draft Microgrid Services Tariff and updated language for various DER Rules on March 30, 2020. Parties to the docket filed comments on and proposed revisions to the Draft Tariff on April 27, 2020.
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
Regulated returns. Actual and PUC-allowed returns, as of March 31, 2020, were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended March 31 2020	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	6.63	6.24	5.61	7.66	7.25	6.39	8.50	7.38	6.57
PUC-allowed returns	7.57	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	(0.94)	(1.28)	(1.82)	(1.84)	(2.25)	(3.11)	(1.00)	(2.12)	(2.93)
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
Most recent rate proceedings.  As of March 31, 2020, the status of ongoing rate case for each utility was as follows:

Test year (dollars in millions)	Date (filed/ implemented)	Amount	% over rates in effect	ROACE (%)	RORB (%)	Rate base	Common equity %	Stipulated agreement reached with Consumer Advocate
Hawaiian Electric
2020
Request	8/21/19	$77.6	4.1	10.50	7.97	$2,477	57.15
Hawaii Electric Light
2019 [1]
Request	12/14/18	$13.4	3.4	10.50	8.30	$537	56.91	Yes
Interim increase	1/1/20	0.0	0.0	9.50	7.52	534	56.83
 Note:  The “Request” date reflects the application filing date for the rate proceeding. The “Interim increase” and “Final increase” date reflects the effective date of the revised schedules and tariffs as a result of the PUC-approved increase.
1 The Interim D&O issued on November 13, 2019 approved an adjustment to base rates to maintain revenues at current effective rates.
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

New renewable PPAs.
•In December 2014, the PUC approved a PPA for Renewable As-Available Energy dated October 3, 2013 between Hawaiian Electric and Na Pua Makani Power Partners, LLC (NPM) for a proposed 24-MW wind farm on Oahu. The NPM wind farm was expected to be placed into service by August 31, 2019, but has been delayed due to a contested case hearing and appeal of the Board of Land and Natural Resources’ decision to approve NPM’s Habitat Conservation Plan and Incidental Take Permit/License. NPM received its Incidental Take Permit from the Department of Fish and Wildlife Service on September 7, 2018 and is constructing the project.
Keep the North Shore Country (KNSC) has appealed this decision and the case has been transferred to the Hawaii Supreme Court. No additional activity has occurred regarding KNSC’s 40-day Notice of Intent to Sue that was filed on November 15, 2019. The Notice alleges the NPM Final Environmental Impact Study did not adequately address certain project aspects related to the transport route and security provisions. KNSC and Kahuku Community Association have also petitioned to appeal NPM’s Conditional Use Permits. A hearing date for motions was scheduled for April 9, 2020 but was delayed and has not yet been rescheduled.
Life of the Land (LOL) filed a Motion for Relief to argue the PPA approval was invalid and should be revised. The Utilities and the Consumer Advocate filed an opposition to this motion for relief. A hearing on the motion for relief was held on November 22, 2019. On April 16, 2020, the PUC issued an order denying LOL’s Motion for Relief. On April 27, 2020, LOL filed a Notice of Appeal of the PUC’s order with the Supreme Court of the State of Hawaii.
•In July 2018, the PUC approved Maui Electric’s PPA with Molokai New Energy Partners (MNEP) to purchase solar energy from a PV plus battery storage project. The 4.88 MW project will deliver no more than 2.64 MW at any time to the Molokai system. The project is expected to be in service in 2020. On March 25, 2020, MNEP filed a complaint in the United Stated District Court for the District of Hawaii against Maui Electric claiming breach of contract. Management disputes the facts presented by MNEP and all claims within the complaint.
•On December 31, 2019, Hawaii Electric Light and PGV entered into an Amended and Restated Power Purchase Agreement (ARPPA), subject to approval by the PUC. The ARPPA extends the term of the existing PPA by 25 years to 2052, expands the firm capacity of the facility to 46 MW and delinks the pricing for energy delivered from the facility from fossil fuel prices to reduce cost to customers. The existing PPA (except for lower-tiered pricing for certain energy dispatched above 30 MW) will remain in effect until it is superseded by the ARPPA when the expanded capacity is in commercial operation.
Tariffed renewable resources.
•As of March 31, 2020, there were approximately 480MW, 106 MW and 120 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of March 31, 2020, an estimated 29% of single family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 18% of the Utilities' total customers have solar systems.
•The Utilities began accepting energy from feed-in tariff projects in 2011. As of March 31, 2020, there were 34 MW, 2 MW and 5 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
Biofuel sources.
•In July 2018, the PUC approved Hawaiian Electric’s 3-year biodiesel supply contract with Pacific Biodiesel Technologies, LLC (PBT) to supply 2 million to 4 million gallons of biodiesel at Hawaiian Electric’s Schofield Generating Station and the Honolulu International Airport Emergency Power Facility (HIA Facility) and any other generating unit on Oahu, as necessary. The PBT contract became effective on November 1, 2018. Hawaiian Electric also has a spot buy contract with PBT to purchase additional quantities of biodiesel at or below the price of diesel. Some purchases of “at parity” biodiesel have been made under the spot purchase contract, which was extended through June 2021.
•Hawaiian Electric has a contingency supply contract with REG Marketing & Logistics Group, LLC to also supply biodiesel to any generating unit on Oahu in the event PBT is not able to supply necessary quantities. This contingency contract has been extended to November 2021, and will continue with no volume purchase requirements.

Requests for renewable proposals, expressions of interest, and information.
•Under a request for proposal process governed by the PUC and monitored by independent observers, in February 2018, the Utilities issued RFPs for 220 MW of renewable generation on Oahu, 50 MW of renewable generation on Hawaii Island, and 60 MW of renewable generation on Maui. The Utilities selected a final award group for Hawaii Island in August 2018 and for Maui and Oahu in September 2018.
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

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	4	139.5	139.5/558	9/30/21 & 12/31/21	20 & 25	$30.9
Hawaii Electric Light	2	60	60/240	7/20/21 & 6/30/22	25	14.1
Maui Electric	2	75	75/300	7/20/21 & 6/30/22	25	17.6
Total	8	274.5	274.5/1,098			$62.6
In March 2019 and August 2019, the Utilities received PUC approval to recover the total projected annual payment of $57.8 million for 7 PPAs through the PPAC to the extent such costs are not included in base rates. The remaining $4.8 million of total projected annual payments for the remaining PPA is pending PUC approval.
•In continuation of its February 2018 request for proposal process, the Utilities issued its Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. This procurement plan sought approximately 900 MW of renewable energy, including 594 MW on Oahu, 135 MW on Maui and a range between 32 to 203 MW on Hawaii Island. This second phase, as approved by the PUC, was open to all renewable and storage resources, including efforts to add more renewable generation, renewable plus storage, standalone storage and grid services. The scope of these RFPs has been expanded to accelerate renewable energy procurement beyond the remainder of the 2022 targets identified in Stage 1 to include the energy requirement associated with the planned retirement of the Kahului Power Plant on Maui and the upcoming expiration of the agreement for the AES Hawaii facility on Oahu. For the Grid Services RFP, the targets had been expanded in alignment with the Renewable RFPs Utility proposals were submitted on November 4, 2019. Proposals from third parties for these RFPs were submitted on November 5, 2019. Final awards for the renewable projects are scheduled to be made in May 2020. Final awards for the grid services projects were made starting in January 2020.
•On November 27, 2019, the Utilities issued RFPs for renewable generation paired with energy storage on the islands of Lanai and Molokai. Projects may come online as early as 2022. The Utilities are seeking PV paired with storage or small wind (specified as 100 kW turbines or smaller) on Molokai and PV paired with storage on Lanai. Proposals for the Molokai RFP were received on February 14, 2020, and are currently being evaluated by the Utilities. The Lanai RFP has been temporarily postponed, while the Utilities reevaluate the system needs. The Utilities filed an update to the Lanai RFP on March 10, 2020 and awaiting PUC approval to reissue the RFP.
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
FINANCIAL CONDITION
Liquidity and capital resources. In response to the COVID-19 pandemic, many countries, states, and cities have imposed strict social distancing measures that have had a significant impact on global economic activity. As a result, the capital markets, including the commercial paper markets, have experienced high levels of volatility, and in some cases, disruption. In March 2020, due to elevated concerns regarding corporate credit risk, the commercial paper markets experienced significantly less liquidity, particularly for tier-3 issuers. As a consequence, placing commercial paper at a reasonable rate and maturity became difficult and Hawaiian Electric instead borrowed under its revolving credit facility (floating rate at adjusted London interbank offered rate, as defined in the agreements, plus 137.5 basis points or an alternate base rate, as defined in the agreement, plus 37.5 basis points). As of March 31, 2020, the balance on Hawaiian Electric’s revolving credit facility was $95 million and the available committed capacity under the revolving credit facility was $105 million.
To preserve and enhance the Utilities’ liquidity position, given the significant and ongoing uncertainty regarding the potential scale and duration of the COVID-19 pandemic, the Utilities have taken a number of steps. First, on April 20, 2020, Hawaiian Electric added an incremental $75 million in committed revolving credit capacity with a 364-day revolving credit facility (see Note 5 of the Condensed Consolidated Financial Statements). The Utilities also launched and successfully priced a $160 million private placement of taxable debt, the proceeds of which will be used to finance capital expenditures, repay short-term debt used to finance or refinance capital expenditures and/or reimburse funds for payment of capital expenditures. The transaction is expected to close in mid-May 2020. In addition, $50 million of an existing 364-day term loan is expected to be refinanced with a new $50 million term loan maturing in April 2021. As of April 30, 2020, the total amount of available borrowing capacity under the Utilities’ committed lines of credit was $180 million. The Utilities have $14 million of long-term debt that will be paid off when it matures on July 1, 2020.
In addition to the foregoing financing transactions, in order to further enhance the Utilities’ liquidity position, the Utilities are deferring, pursuant to section 2302 of the CARES Act, the payment of the applicable employer portion of Old-Age, Survivors and Disability Insurance payroll tax deposits that are due in 2020, but arose subsequent to the enactment of the CARES Act, which is estimated to be approximately $10 million. Fifty percent of the deferred payroll taxes will be paid in each of December 2021 and December 2022. The Utilities are also deferring approximately $5.7 million per month in planned monthly pension contributions, to be instead paid later in the year, to further strengthen is liquidity position. If further liquidity is necessary, the Utilities could also reduce the pace of capital spending related to non-essential projects.
The Utilities believe that its ability to generate cash, both internally from operations and externally from issuances of equity and debt securities, and bank borrowings, is adequate to maintain sufficient liquidity to fund its contractual obligations and commercial commitments, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other cash requirements. However, the COVID-19 pandemic is a rapidly evolving situation, and the Utilities cannot predict the extent or duration of the outbreak, the future effects that it will have on the global, national or local economy, including the impacts on the Utilities’ ability, as well as the cost, to access additional capital, or the future impacts on the Utilities’ financial position, results of operations, and cash flows. See Item 1A. “Risk Factors” in Part II for further discussion of risks and uncertainties.
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	March 31, 2020		December 31, 2019
Short-term borrowings	$100	3%	$89	2%
Long-term debt, net	1,511	41	1,498	41
Preferred stock	34	1	34	1
Common stock equity	2,044	55	2,047	56
	$3,689	100%	$3,668	100%

Information about Hawaiian Electric’s commercial paper borrowings, borrowings from HEI and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Three months ended March 31, 2020	March 31, 2020	December 31, 2019
Short-term borrowings [1]
Commercial paper	$71	$—	$39
Borrowings from HEI	—	—	—
Line of credit draws	14	95	—
Undrawn capacity under line of credit facility	—	105	200

1   The maximum amount of external short-term borrowings by Hawaiian Electric during the first three months of 2020 was approximately $194 million. As of March 31, 2020, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of $2.5 million and $42.2 million, respectively, which intercompany borrowings are eliminated in consolidation. In addition to the short-term borrowings above, Hawaiian Electric drew the second $50 million of their $100 million, 364-day term loan facility, on March 11, 2020.

Hawaiian Electric has a $200 million line of credit facility with $95 million outstanding at March 31, 2020. See Note 5 of the Condensed Consolidated Financial Statements.
Credit ratings. S&P revised Hawaiian Electric’s rating outlook to “positive” from “stable” on February 20, 2020. The revision to the rating outlook was primarily based on the progress of regulatory reform for the Utilities. S&P indicated that future upgrades or downgrades in ratings action are dependent on a variety of factors, including changes in its cash flow from operations ratios and improvements in the regulatory environment, specifically, a credit-supportive decision in the performance-based regulation proceeding. See “Performance-based regulation proceeding” in Note 3 of the Condensed Consolidated Financial Statements.
SPRBs. Special purpose revenue bonds (SPRBs) have been issued by the Department of Budget and Finance of the State of Hawaii (DBF) to finance (and refinance) capital improvement projects of Hawaiian Electric and its subsidiaries, but the sources of their repayment are the non-collateralized obligations of Hawaiian Electric and its subsidiaries under loan agreements and notes issued to the DBF, including Hawaiian Electric’s guarantees of its subsidiaries’ obligations.
On May 24, 2019, the PUC approved the Utilities’ request to issue SPRBs in the amounts of up to $70 million, $2.5 million and $7.5 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, prior to June 30, 2020, to finance the Utilities’ capital improvement programs. Pursuant to this approval, on October 10, 2019, the DBF issued, at par, Series 2019 SPRBs in the aggregate principal amount of $80 million with a maturity of October 1, 2049. As of March 31, 2020, Hawaiian Electric had $30.9 million of undrawn funds remaining with the trustee. Hawaii Electric Light and Maui Electric had no undrawn funds as of March 31, 2020.
On June 10, 2019, the Hawaii legislature authorized the issuance of up to $700 million of SPRBs ($400 million for Hawaiian Electric, $150 million for Hawaii Electric Light and $150 million for Maui Electric), with PUC approval, prior to June 30, 2024, to finance the Utilities’ multi-project capital improvement programs.
Bank loans. On December 23, 2019, Hawaiian Electric entered into a 364-day, $100 million term loan credit agreement that matures on December 21, 2020. Hawaiian Electric drew the first $50 million on December 23, 2019 and the second $50 million on March 11, 2020.
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
As of March 31, 2020, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $305 million, $125 million, and $110 million, respectively, of remaining taxable debt to issue prior to December 31, 2022. See summary table below.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of taxable debt authorized through 2022	$410	$150	$130
Less:
Taxable debt authorized and issued in 2018 under April 2018 Approval	$75	$15	$10
Taxable debt issuance to refinance the 2004 QUIDS in 2019	30	10	10
Remaining authorized amounts	$305	$125	$110
Equity. In October 2018, the Utilities received PUC approval for the supplemental increase to issue and sell additional common stock in the amounts of up to $280 million for Hawaiian Electric and up to $100 million each for Hawaii Electric Light and Maui Electric, with the new total “up to” amounts of $430 million for Hawaiian Electric and $110 million each for Hawaii Electric Light and Maui Electric, and to extend the period authorized by the PUC to issue and sell common stock from December 31, 2021 to December 31, 2022. As of March 31, 2020, Hawaiian Electric, Hawaii Electric Light, Maui Electric have $309.8 million, $110 million, and $98.8, respectively, of remaining common stock to issue prior to December 31, 2022. See summary table below.

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

Cash flows. The following table reflects the changes in cash flows for the three months ended March 31, 2020 compared to the three months ended March 31, 2019:

	Three months ended March 31,
(in thousands)	2020	2019	Change
Net cash provided by operating activities	$39,141	$69,416	$(30,275)
Net cash used in investing activities	(116,431)	(102,097)	(14,334)
Net cash provided by financing activities	78,707	5,185	73,522

Net cash provided by operating activities. The decrease in net cash provided by operating activities was primarily driven by lower cash from an increase in accounts receivable due to timing, partially offset by lower cash paid for fuel oil stock largely due to lower fuel oil prices.
Net cash used in investing activities. The increase in net cash used in investing activities was primarily driven by an increase in capital expenditures related to construction activities.
Net cash provided by financing activities. The increase in net cash provided by financing activities was primarily driven by higher net cash from long-term borrowings.
Forecast capital expenditures. The Utilities continuously monitor the impact of COVID-19, and for the three-year period 2020 through 2022, the Utilities forecast up to $1.3 billion of net capital expenditures, which could change over time based upon external factors such as the timing and scope of environmental regulations, unforeseen delays in permitting and timing of PUC decisions. Proceeds from the issuance of equity and long-term debt, cash flows from operating activities, temporary increases in short-term borrowings and existing cash and cash equivalents are expected to provide the funds needed for the net capital expenditures, to pay down commercial paper or other short-term borrowings, as well as to fund any unanticipated expenditures not included in the 2020 to 2022 forecast (such as increases in the costs or acceleration of capital projects, or unanticipated capital expenditures that may be required by new environmental laws and regulations).
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

Bank
Recent Developments—COVID-19
While the extent and duration of the economic slowdown caused by COVID-19 is difficult to predict, there already has been significant disruption to the global financial markets, including impacts to the capital markets and to the level of interest rates. As a result, due to lower interest rates across the curve, ASB expects that its net interest income and its net interest margin will decline year-over-year. The impact of COVID-19 to the bank’s 2020 first quarter net interest margin was not significant as the drop in interest rates occurred in late March 2020. ASB’s net interest margin was 3.72% in the first quarter of 2020, compared to 3.74% in the prior quarter. However, the lower interest rate environment will have a larger negative impact to ASB’s net interest income and net interest margin in future quarters. Additionally, ASB’s funding of short-term loans at a fixed rate of 1% under the Paycheck Protection Program (PPP) is also expected to reduce net interest margin modestly, but the income impact will be partially offset by the receipt of processing fees under the program. The state and local responses to the COVID-19 pandemic include a statewide stay-at-home order and a mandatory 14-day self-quarantine for any person traveling to Hawaii, which had a severe adverse economic impact to businesses and residents. Delays in receiving federal stimulus checks and the State of Hawaii’s inability to process unemployment filings on a timely basis has also impacted households in Hawaii. ASB expects that its provision for credit losses will increase due to forecasted credit deterioration as a result of the COVID-19 pandemic. For the three months ended March 31, 2020, the provision for credit losses was $10.4 million, compared to $6.9 million for the three months ended March 31, 2019. In response to COVID-19, ASB made short-term loan modifications to borrowers who were generally payment current at the time of relief. As of the end of April 2020, short-term loan modifications were made to approximately 10% of the total loans outstanding. In addition to lower net interest income and higher provision for credit losses, ASB expects to collect lower fee income as fees are waived to accommodate the hardships facing its customers. ASB expects higher operating expenses related to COVID-19 throughout 2020 as the Bank has purchased additional safety protection equipment to ensure its employees are protected and its facilities are sanitized. As of April 13, 2020, ASB has temporarily closed 15 of its 49 branches and reduced banking hours at the branches that remain open in an effort to reduce social gathering and protect employees and customers. Further branch closures may occur if the negative impacts of COVID-19 accelerate. ASB’s senior management team meets on a daily basis to manage the response to the pandemic and discuss key focus areas such as the safety of the bank’s employees and customers as well as any impacts to the operations of the bank. There are weekly meetings with ASB’s board of directors to keep them apprised of the impacts of the COVID-19 pandemic.
The CARES Act was signed into law by President Trump on March 27, 2020. The CARES Act provides over $2 trillion in economic assistance for American workers, families, and small businesses, and job preservation for American industries. The PPP was established under the CARES Act and implemented by the United States Small Business Administration (SBA) to provide a direct incentive for small businesses to keep their workers on the payroll as a result of the COVID-19 crisis. Loans issued through the PPP are 100% federally guaranteed and have a maturity of 2 years at a fixed interest rate of 1%. Loan payments will be deferred up to six months after origination. The SBA will forgive all loan amounts to a particular small business if such small business is compliant with the terms and conditions of the PPP, including that its employees are kept on the payroll for eight weeks following receipt of the loan proceeds and at least 75% of the loan proceeds are used for payroll costs, subject to several conditions. In addition to payroll costs, loan proceeds may be used to cover interest on mortgages, rent and utility expenses. Lenders will process and approve the PPP loans under delegated authority of the SBA. As an existing SBA certified lender, ASB worked with a number of small businesses, both customers and non-customers, to complete the loan application forms so that these businesses could participate in the program. The bank has secured more than $300 million in PPP loans for approximately 2,500 small businesses that support roughly 40,000 jobs, ASB will receive a processing fee ranging from 1%-5% of the loan disbursement based on the loan size.
To bolster the effectiveness of the SBA’s PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility (PPPLF), authorized under section 13(3) of the Federal Reserve Act, will lend to eligible borrowers on a non-recourse basis, taking PPP loans as collateral. The maturity date of an extension of credit under this facility will equal the maturity date of the PPP loan pledged to secure the extension of credit. The maturity date of the facility’s extension of credit will be accelerated if the underlying PPP loan goes into default and ASB sells the loan to the SBA to realize on the SBA guarantee. The maturity date of the facility’s extension of credit also will be accelerated to the extent of any loan forgiveness reimbursement received by ASB from the SBA.
Other provisions of the Cares Act provides that a financial institution may elect to suspend the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and any related impairment for accounting purposes.
Also in response to the COVID-19 pandemic, the Board of Governors of the FRB, the FDIC, the National Credit Union Administration, the OCC, and the Consumer Financial Protection Bureau, in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7,

2020). Some of the provisions applicable to the Company include, but are not limited to accounting for loan modifications, past due reporting and nonaccrual status and charge-offs.
Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment. Financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral. Lastly, during short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified.
See Note 4 of the Condensed Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

	Three months ended March 31		Increase
(in millions)	2020	2019	(decrease)	Primary reason(s)
Interest income	$65	$68	$(3)	The decrease in interest income was primarily the result of a decrease in loan portfolio yields and lower investment portfolio balances and yields, partly offset by higher loan portfolio balances. ASB’s average loan portfolio balance for the three months ended March 31, 2020 increased by $258 million compared to the same period in 2019 due to increases in the average home equity line of credit, commercial, commercial real estate and residential loan portfolios of $108 million, $99 million, $53 million and $18 million, respectively. However, the yield on loans was impacted by the declining interest rate environment which started during the last half of 2019 and has continued this year, which resulted in an decrease in yields from the total loan portfolio of 44 basis points. The average investment portfolio balance for the three months ended March 31, 2020 decreased $123 million compared to the same period in 2019 due to repayments in the portfolio and the lack of new investment security purchases for most of 2019 as liquidity was used to fund the loan portfolio growth. The investment portfolio yield for 2020 was 11 basis points lower than the investment portfolio yield in the prior year.
Noninterest income	15	15	—	Noninterest income for the three months ended March 31, 2020 was flat compared to noninterest income for the three months ended March 31, 2019 as higher mortgage banking income was offset by lower bank owned life insurance income. The higher mortgage banking income in 2020 was due to an increase in residential mortgage loans sold in the secondary market as a result of higher loan production volumes. The higher bank owned life insurance income in the prior year was due to insurance policy payouts.
Revenues	80	83	(3)	The decrease in revenues for the three months ended March 31, 2020 compared to the same period in 2019 was due to lower interest income.
Interest expense	4	5	(1)	The decrease in interest expense for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to lower term certificate balances and yields, and repayments of FHLB advances. Average deposit balances for the three months ended March 31, 2020 increased by $121 million compared to the same period in 2019 due to an increase in core deposits of $182 million, partly offset by a decrease in term certificates of $61 million. Average cost of deposits for the three months ended March 31, 2020 was 23 basis points, or 5 basis points lower than the cost of deposits for the same period in 2019. Average other borrowings for the three months ended March 31, 2020 decreased by $14 million compared to the same period in 2019 due to a decrease in FHLB advances of $31 million, partly offset by an increase in repurchase agreements and federal funds purchased of $17 million. The interest-bearing liability rate for the three months ended March 31, 2020 of 35 basis points decreased by 8 basis points compared to the same period in 2019.
Provision for credit losses	10	7	3	The provision for credit losses increased for the three months ended March 31, 2020 compared to the provision for credit losses for the three months ended March 31, 2019. The provision for credit losses for 2020 was primarily due to additional loss reserves for the consumer loan portfolio and increased reserves for the commercial, commercial real estate and the consumer portfolio for expected credit deterioration due to the COVID-19 pandemic. The provision for credit losses for 2019 was primarily due to increased loss reserves for the consumer loan portfolio and additional reserves for an impaired commercial loan and a commercial real estate loan that was downgraded. Delinquency rates have decreased from 0.63% at March 31, 2019 to 0.48% at March 31, 2020. The annualized net charge-off ratio for the three months ended March 31, 2020 was 0.44% compared to an annualized net charge-off ratio of 0.39% for the same period in 2019. The increase was due to higher net charge-offs in the consumer loan portfolio with risk-based pricing.
Noninterest expense	46	45	1	Noninterest expense increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to higher occupancy expenses.
Expenses	60	57	3	The increase in expenses for the three months ended March 31, 2020 compared to the same period in 2019 was due to higher provision for credit losses.
Operating income	19	26	(7)	The decrease in operating income for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to lower interest income and higher provision for credit losses.
Net income	16	21	(5)	Net income for the three months ended March 31, 2020 was lower than the same period in 2019 due to lower operating income.

ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended March 31
(%)	2020	2019
Return on average assets	0.87	1.18
Return on average equity	9.15	13.09
Net interest margin	3.72	3.99

	Three months ended March 31
	2020			2019
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$26,654	$92	1.36	$10,359	$62	2.41
FHLB stock	9,375	78	3.37	10,345	96	3.76
Investment securities
Taxable	1,388,466	9,019	2.60	1,513,925	10,210	2.70
Non-taxable	28,683	305	4.20	25,966	329	5.07
Total investment securities	1,417,149	9,324	2.63	1,539,891	10,539	2.74
Loans
Residential 1-4 family	2,178,480	21,922	4.03	2,160,284	22,250	4.12
Commercial real estate	898,162	9,509	4.21	845,315	10,173	4.83
Home equity line of credit	1,099,694	9,220	3.37	992,029	9,493	3.88
Residential land	14,050	197	5.60	12,801	183	5.71
Commercial	687,303	6,730	3.91	588,709	6,860	4.70
Consumer	249,917	7,989	12.86	270,220	8,901	13.36
Total loans [1,2]	5,127,606	55,567	4.34	4,869,358	57,860	4.78
Total interest-earning assets [3]	6,580,784	65,061	3.96	6,429,953	68,557	4.29
Allowance for credit losses	(72,501)			(52,051)
Noninterest-earning assets	722,233			682,251
Total assets	$7,230,516			$7,060,153
Liabilities and shareholder’s equity:
Savings	$2,395,751	$540	0.09	$2,335,046	$402	0.07
Interest-bearing checking	1,049,010	230	0.09	1,041,916	264	0.10
Money market	147,776	250	0.68	150,448	241	0.65
Time certificates	770,350	2,567	1.34	831,326	3,345	1.63
Total interest-bearing deposits	4,362,887	3,587	0.33	4,358,736	4,252	0.40
Advances from Federal Home Loan Bank	23,195	90	1.56	54,289	353	2.64
Securities sold under agreements to repurchase and federal funds purchased	96,013	223	0.93	78,776	175	0.90
Total interest-bearing liabilities	4,482,095	3,900	0.35	4,491,801	4,780	0.43
Noninterest bearing liabilities:
Deposits	1,914,774			1,797,646
Other	144,609			133,743
Shareholder’s equity	689,038			636,963
Total liabilities and shareholder’s equity	$7,230,516			$7,060,153
Net interest income		$61,161			$63,777
Net interest margin (%) [4]			3.72			3.99

1     Includes loans held for sale, at lower of cost or fair value.
2     Includes recognition of net deferred loan fees of nil for three months ended March 31, 2020 and 2019, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.
3     For the three months ended March 31, 2020 and 2019, the taxable-equivalent basis adjustments made to the table above were not material.
4     Defined as net interest income, on a fully taxable equivalent basis, as a percentage of average total interest-earning assets.

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

	March 31, 2020	December 31, 2019
Outstanding balance of home equity loans (in thousands)	$1,095,677	$1,092,125
Percent of portfolio in first lien position	54.3%	53.7%
Annualized net charge-off ratio	—%	0.01%
Delinquency ratio	0.30%	0.27%

			End of draw period – interest only			Current
March 31, 2020	Total	Interest only	2020-2021	2022-2024	Thereafter	amortizing
Outstanding balance (in thousands)	$1,095,677	$825,688	$37,657	$112,990	$675,041	$269,989
% of total	100%	75%	3%	10%	62%	25%
The HELOC portfolio makes up 21% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable-rate term loan with a 20-year amortization period. This product type comprises 77% of the total HELOC portfolio and is the current product offering. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed-rate loan with level principal and interest payments. As of March 31, 2020, approximately 22% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option.
Loan portfolio risk elements.  See Note 4 of the Condensed Consolidated Financial Statements.
Investment securities.  ASB’s investment portfolio was comprised as follows:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$110,293	7%	$117,787	9%
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,276,108	87	1,165,836	85
Corporate bonds	59,770	4	60,057	4
Mortgage revenue bonds	28,726	2	28,597	2
Total investment securities	$1,474,897	100%	$1,372,277	100%
Currently, ASB’s investment portfolio consists of U.S. Treasury and federal agency obligations, mortgage-backed securities, corporate bonds and mortgage revenue bonds. ASB owns mortgage-backed securities issued or guaranteed by the U.S. government agencies or sponsored agencies, including the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), Government National Mortgage Association (GNMA) and Small Business Administration (SBA). Principal and interest on mortgage-backed securities issued by FNMA, FHLMC, GNMA and SBA are guaranteed by the issuer and, in the case of GNMA and SBA, backed by the full faith and credit of the U.S. government. U.S. Treasury securities are also backed by the full faith of the U.S. government. The increase in the investment securities portfolio was primarily due to the purchase of securities with excess liquidity.
In April 2020, ASB sold two available-for-sale corporate bonds with a par value of $28.5 million. The sales resulted in a realized gain of approximately $1.3 million, which will be recorded in the second quarter of 2020.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Des Moines, securities sold under agreements to repurchase and federal funds purchased continue to be additional sources of funds. As of March 31, 2020 and December 31, 2019, ASB’s costing liabilities consisted of 98% deposits and 2% other borrowings. The weighted average cost of deposits for the first three months of 2020 and 2019 was 0.23% and 0.28%, respectively.
Federal Home Loan Bank of Des Moines. As of March 31, 2020 ASB had advances outstanding at the FHLB of Des Moines of $27 million compared to nil as of December 31, 2019. As of March 31, 2020, the unused borrowing capacity with the FHLB of Des Moines was $2.2 billion. The FHLB of Des Moines continues to be an important source of liquidity for ASB.
ASB had previously reported that in February 2020, the FHLB of Des Moines notified the bank that certain assets, which included high-quality home equity lines of credit, would no longer qualify as collateral for FHLB Advances, reducing ASB’s total FHLB borrowing capacity. In March 2020, the FHLB of Des Moines notified ASB that they have provisionally accepted the previously disqualified assets as collateral while they assess the eligibility of those assets.
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
As of March 31, 2020, ASB had an unrealized gain, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $21.9 million compared to an unrealized gain, net of taxes, of $2.5 million as of December 31, 2019. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first three months of 2020, ASB recorded a provision for credit losses of $10.4 million primarily due to additional loss reserves for the consumer loan portfolio, increased loss rates for the commercial and commercial real estate loan portfolios and reserves for forecasted credit deterioration due to the COVID-19 pandemic. During the first three months of 2019, ASB recorded a provision for credit losses of $6.9 million primarily due to increased loss reserves for the consumer loan portfolio and additional reserves for an impaired commercial loan and a commercial real estate loan that was downgraded.

	Three months ended March 31		Year ended December 31,
(in thousands)	2020	2019	2019
Allowance for credit losses, prior to adoption of ASU No. 2016-13	$53,355	$52,119	$52,119
Impact of adopting ASU No. 2016-13	19,441	—	—
Provision for credit losses	9,901	6,870	23,480
Less: net charge-offs	5,613	4,692	22,244
Allowance for credit losses, end of period	$77,084	$54,297	$53,355
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.44%	0.39%	0.45%
ASB maintains a reserve for credit losses that consists of two components, the allowance for credit losses and an allowance for loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in provision for credit losses. As of March 31, 2020 and December 31, 2019, the reserve for unfunded loan commitments was $3.8 million and $1.7 million, respectively.
Legislation and regulation.  ASB is subject to extensive regulation, principally by the OCC and the FDIC. Depending on ASB’s level of regulatory capital and other considerations, these regulations could restrict the ability of ASB to compete with other institutions and to pay dividends to its shareholder. See the discussion below under “Liquidity and capital resources.”

Changes to Community Bank Leverage Ratio. In April 2020, the federal bank regulatory agencies issued two interim final rules to implement Section 4012 of the CARES Act, which requires the agencies to temporarily lower the community bank leverage ratio to 8 percent. The two rules modify the community bank leverage ratio framework so that:
•Beginning in the second quarter of 2020 and until the end of the year, a banking organization that has a leverage ratio of 8 percent or greater and meets certain other criteria may elect to use the community bank leverage ratio framework; and
•Community banking organizations will have until January 1, 2022 before the community bank leverage ratio requirement is re-established at greater than 9 percent.
Under the interim final rules, the community bank leverage ratio will be 8 percent beginning in the second quarter of 2020 and for the remainder of calendar year 2020, 8.5 percent for calendar year 2021, and 9 percent thereafter. The interim final rules also maintain a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 1 percent below the applicable community bank leverage ratio.
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

FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	March 31, 2020	December 31, 2019	% change
Total assets	$7,386	$7,233	2
Investment securities	1,475	1,372	8
Loans held for investment, net	5,104	5,068	1
Deposit liabilities	6,384	6,272	2
Other bank borrowings	158	115	37
As of March 31, 2020, ASB was one of Hawaii’s largest financial institutions based on assets of $7.4 billion and deposits of $6.4 billion.
As of March 31, 2020, ASB’s unused FHLB borrowing capacity was approximately $2.2 billion. As of March 31, 2020, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.9 billion, of which, commitments to lend to borrowers whose loan terms have been modified in troubled debt restructurings were nil. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the three months ended March 31, 2020, net cash provided by ASB’s operating activities was $29 million. Net cash used during the same period by ASB’s investing activities was $140 million, primarily due to purchases of available-for-sale securities of $159 million, a net increase in loans of $66 million, additions to premises and equipment of $2 million and contributions to low income housing investments of $1 million, partly offset by the receipt of repayments from investment securities of $82 million and proceeds from the sale of low income housing investments of $7 million. Net cash provided by financing activities during this period was $122 million, primarily due to increases in deposit liabilities of $112 million, net increase in other bank borrowings with original maturities of three months or less of $42 million, partly offset by a net decrease in mortgage escrow deposits of $5 million and $28 million in common stock dividends to HEI (through ASB Hawaii).
For the three months ended March 31, 2019, net cash provided by ASB’s operating activities was $15 million. Net cash provided during the same period by ASB’s investing activities was $23 million, primarily due to receipt of repayments from available-for-sale investment securities of $57 million, partly offset by a net increase in loans of $20 million, additions to premises and equipment of $14 million and purchases of available-for-sale investment securities of $4 million. Net cash provided by financing activities during this period was $4 million, primarily due to increases in deposit liabilities of $47 million, partly offset by a net decrease in other bank borrowings with original maturities of three months or less of $20 million and $18 million in common stock dividends to HEI (through ASB Hawaii).

ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of March 31, 2020, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Common equity Tier-1 ratio of 12.8% (6.5%), a Tier-1 capital ratio of 12.8% (8.0%), a Total capital ratio of 13.9% (10.0%) and a Tier-1 leverage ratio of 8.8% (5.0%). As of December 31, 2019, ASB was well-capitalized with a common equity Tier-1 ratio of 13.2%, Tier-1 capital ratio of 13.2%, a Total capital ratio of 14.3% and a Tier-1 leverage ratio of 9.1%. All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to HEI (through ASB Hawaii).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company considers interest-rate risk (a non-trading market risk) to be a significant market risk for ASB as it could potentially have material impacts on the Company’s results of operations, financial condition and liquidity. For additional quantitative and qualitative information about the Company’s market risks, see HEI’s and Hawaiian Electric’s Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of HEI’s 2019 Form 10-K (pages 69 to 71).
ASB’s interest-rate risk sensitivity measures as of March 31, 2020 and December 31, 2019 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
+300	3.1%	2.8%	23.3%	15.3%
+200	2.4	2.1	18.1	12.2
+100	1.3	1.3	10.7	7.5
-100	(3.1)	(2.0)	(18.8)	(12.7)
ASB’s net interest income (NII) sensitivity profile was more asset sensitive as of March 31, 2020 compared to December 31, 2019. The decrease in long term market rates increased prepayment expectations, resulting in higher reinvestment into lower yielding fixed-rate mortgage and mortgage-backed investment portfolios. The increased prepayment expectations also drove higher premium amortization on existing mortgage-backed securities. Lastly, mix shifts from fixed rate loans to variable rate loans also resulted in increased asset sensitivity.
Economic value of equity (EVE) sensitivity increased as of March 31, 2020 compared to December 31, 2019 as the duration of assets shortened while the duration of liabilities lengthened. The downward shift in the yield curve led to faster prepayment expectations and shortened the durations of the fixed-rate mortgage and mortgage-backed investment portfolios, while lengthening core deposit duration.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in HEI’s and Hawaiian Electric’s 2019 Form 10-K (see “Part I. Item 3. Legal Proceedings” and proceedings referred to therein) and this Form 10-Q (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 3 and 4 of the Condensed Consolidated Financial Statements) are incorporated by reference in this Item 1. With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts typically maintained in confidence unless and until a resolution is achieved. Certain HEI subsidiaries (including Hawaiian Electric and its subsidiaries, ASB and Pacific Current and its subsidiaries) may also be involved in ordinary routine PUC proceedings, environmental proceedings and litigation incidental to their respective businesses.
Item 1A. Risk Factors
Our business, financial condition and results of operations could be adversely impacted by the ongoing effects of the COVID-19 pandemic. The COVID-19 pandemic has affected nearly all countries and all 50 states within the United States, including Hawaii. Due to the numerous country, state, city and local jurisdictions that have imposed “shelter-in-place” orders, including travel restrictions that directly impact the Hawaii economy, economic activity in the state has been adversely impacted. As a result of the swift economic contraction and reduction in tourism that has occurred in the state to date, the Utilities expect that demand for electricity will remain depressed and the provision for bad debt and write-offs at the Utilities will increase as long as social-distancing measures that severely restrict economic activity remain in place. Additionally, in light of the significant impact that economic conditions have had on residents and businesses in the state, rate increases sought by the Utilities may be delayed, approved at lower levels, or rejected entirely by the PUC. With the decoupling mechanism in place, the Utilities expect to recover the difference between PUC approved target revenues and recorded adjusted revenues regardless of the level of kWh sales through the revenue balancing account based on estimated sales, starting on June 1st of the following year. However, if the difference to be collected, which needs to be financed in the interim, exceeds the Utilities’ current liquidity sources, there can be no assurance that the Utilities will be able to secure additional liquidity sources at a reasonable cost, or at all, or if difference becomes so large that it would result in a significant increase in customer bills, whether the PUC will allow recovery of such difference through the revenue balancing account. While the Utilities have requested PUC approval of deferral treatment of COVID-19 related costs, such as high bad debt expense, non-collection of late payment fees, higher financing costs and other expenses, and the PUC authorized the recording of regulatory assets for costs resulting from the suspension of disconnections, there can be no assurance that the PUC will grant recovery of such costs, and such costs could be material. ASB’s net interest income has also been adversely impacted by lower interest rates across the curve, which are influenced by economic conditions Accordingly, an extended economic slowdown could have a significant continuing impact on its net interest income and its provision for credit losses.
While the Company believes that it has sufficient liquidity to operate through this crisis, there can be no assurance that sufficient liquidity will be available if the slowdown in economic activity continues for an extended period of time. The Company is closely monitoring the situation and taking appropriate actions to operate its businesses and protect its workforce while serving customers and the community, but an extended slowdown of economic activity, which could impact the ability of customers, IPPs, contractors, suppliers and other business partners to fulfill their obligations, could have a material adverse effect on the Company’s results of operations, financial position, and cash flows. For example, several IPPs have declared force majeure as a protective measure, citing the pandemic, which could potentially result in project delays. Due to the unprecedented nature of the pandemic and the significant uncertainty it creates, including the unknown severity and duration of the pandemic and the resulting impact it may have on Hawaii businesses and residents of the state, the Company is unable to predict the full extent of the future impact on the Company’s businesses at this time.
The Paycheck Protection Program is a guaranteed loan program and is subject to federal government regulations. The Paycheck Protection Program (PPP), established under the CARES Act and administered by the United States Small Business Administration (SBA), was created to provide a direct incentive for small businesses to keep their workers on the payroll as a result of the COVID-19 crisis. Loans issued through the PPP program are 100% federally guaranteed and have a maturity of 2 years at a fixed interest rate of 1%. Loan payments will be deferred up to six months after origination. The SBA will forgive all loan amounts to a particular small business if such small business is compliant with the terms and conditions of the PPP, including that its employees are kept on the payroll for eight weeks following receipt of the loan proceeds and at least 75% of the loan proceeds are used for payroll costs. In addition to payroll costs, loan proceeds may be used to cover interest on mortgages, rent and utility expenses. Lenders will process and approve the PPP loans under delegated authority of the SBA. The Lender assumes all obligations, responsibilities, and requirements associated with delegated processing of covered loans made under PPP. Any change in the terms or conditions stated in the loan authorization shall be made in accordance with PPP loan program requirements. For purposes of making covered loans to an eligible recipient under PPP, the lender is responsible, to the extent set forth in the PPP loan program requirements, for all decisions concerning eligibility of a borrower for a covered loan. Failure to comply with PPP loan program requirements may result in loans losing its 100% federally guaranteed status. In addition, in the event loan proceeds are not used in accordance with PPP loan program requirements, the covered loan will not be forgiven, resulting in ASB carrying the loan on its balance sheet longer than anticipated. Through April 17, 2020, ASB has secured more than $300 million in PPP loans, and due to changes surrounding certain program requirements resulting from the rapid rollout of the program, there may be a risk that certain loans may be ultimately deemed non-compliant, in which case ASB would be subject to the credit risk of those loans.

For additional information about Risk Factors, see pages 17 to 28 of HEI’s and Hawaiian Electric’s 2019 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and the Condensed Consolidated Financial Statements herein. Also, see “Cautionary Note Regarding Forward-Looking Statements” on pages vi and vii herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of HEI common shares were made on the open market during the first quarter of 2020 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2020	12,829	$46.87	—	NA
February 1 to 29, 2020	22,439	$48.82	—	NA
March 1 to 31, 2020	142,690	$45.44	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
** The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 7,021 of the 12,829 shares, 12,380 of the 22,439 shares and 137,948 of the 142,690 shares were purchased for the DRIP; 5,016 of the 12,829 shares, 7,882 of the 22,439 shares and 3,749 of the 142,690 shares were purchased for the HEIRSP; and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 6. Exhibits

HEI Exhibit 4.1	Amendment 2020-1 to the Hawaiian Electric Industries Retirement Savings Plan, effective as of March 13, 2020

HEI Exhibit 4.2	Fifth Amendment effective March 1, 2020 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Gregory C. Hazelton (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

HEI Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

HEI Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Scott W. H. Seu (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Scott W. H. Seu
	Constance H. Lau		Scott W. H. Seu
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Gregory C. Hazelton	By	/s/ Tayne S. Y. Sekimura
	Gregory C. Hazelton		Tayne S. Y. Sekimura
	Executive Vice President and		Senior Vice President
	and Chief Financial Officer		and Chief Financial Officer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: May 5, 2020		Date: May 5, 2020