Form 10-Q
period 2020-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2020-08-06
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒
Securities registered pursuant to 12(b) of the Act:
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding July 24, 2020
Hawaiian Electric Industries, Inc. (Without Par Value)	109,181,124	Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	17,048,783	Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2020

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2020 and 2019
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and six months ended June 30, 2020 and 2019
3		Condensed Consolidated Balance Sheets (unaudited) - June 30, 2019 and December 31, 2019
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three and six months ended June 30, 2020 and 2019
5		Condensed Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2020 and 2019
Hawaiian Electric Company, Inc. and Subsidiaries
6		Condensed Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2020 and 2019
6		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and six months ended June 30, 2020 and 2019
7		Condensed Consolidated Balance Sheets (unaudited) - June 30, 2020 and December 31, 2019
8		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three and six months ended June 30, 2020 and 2019
9		Condensed Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2020 and 2019
9		Notes to Condensed Consolidated Financial Statements (unaudited)
56	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
56		HEI consolidated
62		Electric Utilities
74		Bank
84	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
85	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
86	Item 1.	Legal Proceedings
86	Item 1A.	Risk Factors
87	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
89	Item 6.	Exhibits
90	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2020
GLOSSARY OF TERMS

Terms	Definitions
ACL	Allowance for credit losses, which is the current credit loss standard, requires recording the allowance based on the expected loss model
AES Hawaii	AES Hawaii, Inc.
AFS	Available for sale
AOCI	Accumulated other comprehensive income/(loss)
ASB	American Savings Bank, F.S.B., a wholly-owned subsidiary of ASB Hawaii, Inc.
ASB Hawaii	ASB Hawaii, Inc. (formerly American Savings Holdings, Inc.), a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASU	Accounting Standards Update
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act enacted March 27, 2020
CBRE	Community-based renewable energy
Company	Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B.; Pacific Current, LLC and its subsidiaries, Hamakua Holdings, LLC (and its subsidiary, Hamakua Energy, LLC) and Mauo Holdings, LLC (and its subsidiary, Mauo, LLC); and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.)
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
D&O	Decision and order from the PUC
DER	Distributed energy resources
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOH	Department of Health of the State of Hawaii
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
ECRC	Energy cost recovery clause
EIP	2010 Equity and Incentive Plan, as amended and restated
EPA	Environmental Protection Agency — federal
EPS	Earnings per share
ERP/EAM	Enterprise Resource Planning/Enterprise Asset Management
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Hamakua Energy	Hamakua Energy, LLC, an indirect subsidiary of HEI and successor in interest to Hamakua Energy Partners, L.P., an affiliate of Arclight Capital Partners (a Boston-based private equity firm focused on energy infrastructure investments) and successor in interest to Encogen Hawaii, L.P.
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.

GLOSSARY OF TERMS, continued

Terms	Definitions
Hawaiian Electric	Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited and Renewable Hawaii, Inc. Uluwehiokama Biofuels Corp. was dissolved effective as of July 14, 2020
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., Pacific Current, LLC and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.)
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
Kalaeloa	Kalaeloa Partners, L.P.
kWh	Kilowatthour/s (as applicable)
LTIP	Long-term incentive plan
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Mauo	Mauo, LLC, an indirect subsidiary of HEI
MPIR	Major Project Interim Recovery
MSR	Mortgage servicing right
MW	Megawatt/s (as applicable)
NII	Net interest income
NPBC	Net periodic benefit costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
Pacific Current	Pacific Current, LLC, a wholly owned subsidiary of HEI and parent company of Hamakua Holdings, LLC and Mauo Holdings, LLC
PBR	Performance-based regulation
PGV	Puna Geothermal Venture
PIMs	Performance incentive mechanisms
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PUC	Public Utilities Commission of the State of Hawaii
PV	Photovoltaic
RAM	Rate adjustment mechanism
RBA	Revenue balancing account
RFP	Request for proposals
ROACE	Return on average common equity
RORB	Return on rate base
RPS	Renewable portfolio standards
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
Tax Act	2017 Tax Cuts and Jobs Act (H.R. 1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018)
TDR	Troubled debt restructuring
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other presentations made by Hawaiian Electric Industries, Inc. (HEI) and Hawaiian Electric Company, Inc. (Hawaiian Electric) and their subsidiaries contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions and usually include words such as “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates” or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects or possible future actions are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning HEI and its subsidiaries (collectively, the Company), the performance of the industries in which they do business and economic, political and market factors, among other things. These forward-looking statements are not guarantees of future performance and actual results and financial condition may differ materially from those indicated in the forward-looking statements.
Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:
•international, national and local economic and political conditions—including the state of the Hawaii tourism, defense and construction industries; the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans held by ASB, which could result in higher loan loss provisions and write-offs); decisions concerning the extent of the presence of the federal government and military in Hawaii; the implications and potential impacts of future Federal government shutdowns, including the impact to our customers to pay their electric bills and/or bank loans and the impact on the state of Hawaii economy; the implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions; the potential impacts of global and local developments (including global economic conditions and uncertainties, unrest, terrorist acts, wars, conflicts, political protests, deadly virus epidemic or other crisis); the effects of changes that have or may occur in U.S. policy, such as with respect to immigration and trade; and pandemics;
•the extent of the impact of the COVID-19 pandemic, including the duration, spread, severity and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, customers and suppliers, and the impact of the COVID-19 pandemic on the overall demand for the Company’s goods and services;
•citizen activism, including civil unrest, especially in times of severe economic depression and social divisiveness, which could negatively impact customers and employees, impair the ability of the Company and the Utilities to operate and maintain its facilities in an effective and safe manner, and citizen activism could delay the construction, increase project costs or preclude the completion, of third-party or Utility projects that are required to meet electricity demand and RPS goals;
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
•failure to achieve cost savings consistent with the minimum $246 million in Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) project-related benefits (including $150 million in operation and maintenance (O&M) benefits) to be delivered to customers over its 12-year estimated useful life and $25 million of annual cost reductions by the end of 2022 pursuant to a commitment made as a result of the management audit of Hawaiian Electric in its 2020 test year rate case;
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
•potential enforcement actions by the Office of the Comptroller of the Currency (OCC), the Federal Reserve Board (FRB), the Federal Deposit Insurance Corporation (FDIC) and/or other governmental authorities (such as consent orders, required
v

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
•the Company’s reliance on third parties and the risk of their non-performance, which has increased due to the impact from the COVID-19 pandemic; and
•other risks or uncertainties described elsewhere in this report and in other reports (e.g., “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K) previously and subsequently filed by HEI and/or Hawaiian Electric with the Securities and Exchange Commission.
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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands, except per share amounts)	2020	2019	2020	2019
Revenues
Electric utility	$534,215	$633,784	$1,131,657	$1,212,279
Bank	74,714	81,687	154,452	164,739
Other	16	14	22	82
Total revenues	608,945	715,485	1,286,131	1,377,100
Expenses
Electric utility	466,414	578,090	1,019,898	1,100,025
Bank	66,221	60,435	126,556	117,365
Other	4,754	4,326	8,419	9,139
Total expenses	537,389	642,851	1,154,873	1,226,529
Operating income (loss)
Electric utility	67,801	55,694	111,759	112,254
Bank	8,493	21,252	27,896	47,374
Other	(4,738)	(4,312)	(8,397)	(9,057)
Total operating income	71,556	72,634	131,258	150,571
Retirement defined benefits expense—other than service costs	(934)	(761)	(1,868)	(1,524)
Interest expense, net—other than on deposit liabilities and other bank borrowings	(22,613)	(23,533)	(44,388)	(46,656)
Allowance for borrowed funds used during construction	752	1,179	1,440	2,257
Allowance for equity funds used during construction	2,194	3,175	4,209	6,085
Gain on sale of investment securities, net	9,275	—	9,275	—
Income before income taxes	60,230	52,694	99,926	110,733
Income taxes	10,870	9,709	16,673	21,587
Net income	49,360	42,985	83,253	89,146
Preferred stock dividends of subsidiaries	473	473	946	946
Net income for common stock	$48,887	$42,512	$82,307	$88,200
Basic earnings per common share	$0.45	$0.39	$0.75	$0.81
Diluted earnings per common share	$0.45	$0.39	$0.75	$0.81
Weighted-average number of common shares outstanding	109,146	108,938	109,098	108,925
Net effect of potentially dilutive shares	159	317	276	399
Weighted-average shares assuming dilution	109,305	109,255	109,374	109,324
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2020	2019	2020	2019
Net income for common stock	$48,887	$42,512	$82,307	$88,200
Other comprehensive income (loss), net of taxes:
Net unrealized gains on available-for-sale investment securities:
Net unrealized gains on available-for-sale investment securities arising during the period, net of taxes of $356, $5,182, $7,476 and $8,637, respectively	973	14,154	20,421	23,593
Reclassification adjustment for net realized gains included in net income, net of taxes of $(599), nil, $(599) and nil, respectively	(1,638)	—	(1,638)	—
Derivatives qualifying as cash flow hedges:
Unrealized interest rate hedging losses arising during the period, net of taxes of $(69), $(380), $(688) and $(520), respectively	(198)	(660)	(1,982)	(1,063)
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes of $1,981, $871, $3,967 and $1,741, respectively	5,690	2,503	11,396	5,006
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(1,789), $(797), $(3,578) and $(1,594), respectively	(5,159)	(2,298)	(10,317)	(4,596)
Other comprehensive income (loss), net of taxes	(332)	13,699	17,880	22,940
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$48,555	$56,211	$100,187	$111,140
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$574,482	$196,813
Restricted cash	29,376	30,872
Accounts receivable and unbilled revenues, net	271,314	300,794
Available-for-sale investment securities, at fair value	1,389,633	1,232,826
Held-to-maturity investment securities, at amortized cost	124,623	139,451
Stock in Federal Home Loan Bank, at cost	9,880	8,434
Loans held for investment, net	5,356,510	5,067,821
Loans held for sale, at lower of cost or fair value	37,143	12,286
Property, plant and equipment, net of accumulated depreciation of $2,840,462 and $2,765,569 at June 30, 2020 and December 31, 2019, respectively	5,181,427	5,109,628
Operating lease right-of-use assets	184,759	199,171
Regulatory assets	682,570	715,080
Other	556,793	649,885
Goodwill	82,190	82,190
Total assets	$14,480,700	$13,745,251
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$142,113	$220,633
Interest and dividends payable	24,396	24,941
Deposit liabilities	7,029,952	6,271,902
Short-term borrowings—other than bank	131,180	185,710
Other bank borrowings	124,975	115,110
Long-term debt, net—other than bank	2,070,224	1,964,365
Deferred income taxes	368,834	379,324
Operating lease liabilities	191,058	199,571
Regulatory liabilities	977,780	972,310
Defined benefit pension and other postretirement benefit plans liability	514,415	513,287
Other	580,082	583,545
Total liabilities	12,155,009	11,430,698
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 109,181,124 shares and 108,973,328 shares at June 30, 2020 and December 31, 2019, respectively	1,676,616	1,678,257
Retained earnings	616,941	622,042
Accumulated other comprehensive loss, net of tax benefits	(2,159)	(20,039)
Total shareholders’ equity	2,291,398	2,280,260
Total liabilities and shareholders’ equity	$14,480,700	$13,745,251
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2019	108,973	$1,678,257	$622,042	$(20,039)	$2,280,260
Impact of adoption of ASU No. 2016-13	—	—	(15,372)	—	(15,372)
Balance, January 1, 2020 after adoption of ASU No. 2016-13	108,973	1,678,257	606,670	(20,039)	2,264,888
Net income for common stock	—	—	33,420	—	33,420
Other comprehensive income, net of taxes	—	—	—	18,212	18,212
Share-based expenses and other, net	172	(3,996)	—	—	(3,996)
Common stock dividends (33¢ per share)	—	—	(36,019)	—	(36,019)
Balance, March 31, 2020	109,145	1,674,261	604,071	(1,827)	2,276,505
Net income for common stock	—	—	48,887	—	48,887
Other comprehensive loss, net of tax benefits	—	—	—	(332)	(332)
Share-based expenses and other, net	36	2,355	—	—	2,355
Common stock dividends (33¢ per share)	—	—	(36,017)	—	(36,017)
Balance, June 30, 2020	109,181	$1,676,616	$616,941	$(2,159)	$2,291,398
Balance, December 31, 2018	108,879	$1,669,267	$543,623	$(50,610)	$2,162,280
Net income for common stock	—	—	45,688	—	45,688
Other comprehensive income, net of taxes	—	—	—	9,241	9,241
Share-based expenses and other, net	58	1,166	—	—	1,166
Common stock dividends 32¢ per share)	—	—	(34,860)	—	(34,860)
Balance, March 31, 2019	108,937	1,670,433	554,451	(41,369)	2,183,515
Net income for common stock	—	—	42,512	—	42,512
Other comprehensive income, net of taxes	—	—	—	13,699	13,699
Share-based expenses and other, net	35	3,720	—	—	3,720
Common stock dividends (32¢ per share)	—	—	(34,860)	—	(34,860)
Balance, June 30, 2019	108,972	$1,674,153	$562,103	$(27,670)	$2,208,586
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30
(in thousands)	2020	2019
Cash flows from operating activities
Net income	$83,253	$89,146
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	119,367	114,863
Other amortization	26,055	22,439
Provision for credit losses	25,534	14,558
Loans originated, held for sale	(277,738)	(96,033)
Proceeds from sale of loans, held for sale	259,268	89,573
Gain on sale of investment securities, net	(9,275)	—
Gain on sale of loans	(8,252)	(1,589)
Deferred income taxes	(21,565)	(6,662)
Share-based compensation expense	4,059	5,883
Allowance for equity funds used during construction	(4,209)	(6,085)
Other	(3,854)	(4,929)
Changes in assets and liabilities
Decrease in accounts receivable and unbilled revenues, net	23,458	12,048
Decrease (increase) in fuel oil stock	31,583	(40,557)
Decrease in regulatory assets	9,432	25,392
Increase (decrease) in regulatory liabilities	1,717	(3,403)
Increase (decrease) in accounts, interest and dividends payable	(48,336)	3,926
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(12,306)	(45,977)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	16,312	(1,774)
Change in other assets and liabilities	(17,120)	(37,413)
Net cash provided by operating activities	197,383	133,406
Cash flows from investing activities
Available-for-sale investment securities purchased	(476,582)	(4,530)
Principal repayments on available-for-sale investment securities	181,451	123,855
Proceeds from sale of available-for-sale investment securities	169,157	—
Principal repayments of held-to-maturity investment securities	15,093	4,774
Purchase of stock from Federal Home Loan Bank	(22,966)	(53,115)
Redemption of stock from Federal Home Loan Bank	21,520	54,640
Net increase in loans held for investment	(328,356)	(173,546)
Proceeds from sale of low-income housing investments	6,725	—
Capital expenditures	(197,816)	(229,282)
Contributions to low income housing investments	(1,951)	(4,069)
Other	4,469	6,143
Net cash used in investing activities	(629,256)	(275,130)
Cash flows from financing activities
Net increase in deposit liabilities	758,050	98,531
Net increase (decrease) in short-term borrowings with original maturities of three months or less	(119,211)	112,901
Net increase (decrease) in other bank borrowings with original maturities of three months or less	(20,135)	1,445
Proceeds from issuance of short-term debt	165,000	25,000
Repayment of short-term debt	(100,000)	—
Proceeds from issuance of other bank borrowings	30,000	—
Proceeds from issuance of long-term debt	351,942	56,150
Repayment of long-term debt and funds transferred for repayment of long-term debt	(177,245)	(52,489)
Withheld shares for employee taxes on vested share-based compensation	(5,700)	(996)
Common stock dividends	(72,037)	(69,720)
Preferred stock dividends of subsidiaries	(946)	(946)
Other	(1,672)	1,189
Net cash provided by financing activities	808,046	171,065
Net increase in cash, cash equivalents and restricted cash	376,173	29,341
Cash, cash equivalents and restricted cash, beginning of period	227,685	169,208
Cash, cash equivalents and restricted cash, end of period	603,858	198,549
Less: Restricted cash	(29,376)	—
Cash and cash equivalents, end of period	$574,482	$198,549
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2020	2019	2020	2019
Revenues	$534,215	$633,784	$1,131,657	$1,212,279
Expenses
Fuel oil	112,451	181,620	285,672	342,229
Purchased power	136,838	162,854	276,654	297,299
Other operation and maintenance	110,041	119,260	237,588	237,390
Depreciation	55,696	53,913	111,546	107,860
Taxes, other than income taxes	51,388	60,443	108,438	115,247
Total expenses	466,414	578,090	1,019,898	1,100,025
Operating income	67,801	55,694	111,759	112,254
Allowance for equity funds used during construction	2,194	3,175	4,209	6,085
Retirement defined benefits expense—other than service costs	(382)	(701)	(763)	(1,404)
Interest expense and other charges, net	(17,338)	(18,530)	(33,932)	(36,516)
Allowance for borrowed funds used during construction	752	1,179	1,440	2,257
Income before income taxes	53,027	40,817	82,713	82,676
Income taxes	10,199	7,744	15,481	16,978
Net income	42,828	33,073	67,232	65,698
Preferred stock dividends of subsidiaries	229	229	458	458
Net income attributable to Hawaiian Electric	42,599	32,844	66,774	65,240
Preferred stock dividends of Hawaiian Electric	270	270	540	540
Net income for common stock	$42,329	$32,574	$66,234	$64,700
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2020	2019	2020	2019
Net income for common stock	$42,329	$32,574	$66,234	$64,700
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes of $1,798, $805, $3,596 and $1,610, respectively	5,184	2,321	10,368	4,643
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(1,789), $(797), $(3,578) and $(1,594), respectively	(5,159)	(2,298)	(10,317)	(4,596)
Other comprehensive income, net of taxes	25	23	51	47
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$42,354	$32,597	$66,285	$64,747
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	June 30, 2020	December 31, 2019
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$51,607	$51,816
Plant and equipment	7,353,841	7,240,288
Less accumulated depreciation	(2,758,544)	(2,690,157)
Construction in progress	214,487	193,074
Utility property, plant and equipment, net	4,861,391	4,795,021
Nonutility property, plant and equipment, less accumulated depreciation of $113 and $111 as of June 30, 2020 and December 31, 2019, respectively	6,955	6,956
Total property, plant and equipment, net	4,868,346	4,801,977
Current assets
Cash and cash equivalents	63,995	11,022
Restricted cash	29,376	30,872
Customer accounts receivable, net	138,038	152,790
Accrued unbilled revenues, net	100,601	117,227
Other accounts receivable, net	10,415	11,568
Fuel oil stock, at average cost	60,479	91,937
Materials and supplies, at average cost	66,244	60,702
Prepayments and other	37,929	116,980
Regulatory assets	21,286	30,710
Total current assets	528,363	623,808
Other long-term assets
Operating lease right-of-use assets	161,029	176,809
Regulatory assets	661,284	684,370
Other	112,985	101,718
Total other long-term assets	935,298	962,897
Total assets	$6,332,007	$6,388,682
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 17,048,783 shares at June 30, 2020 and December 31, 2019)	$113,678	$113,678
Premium on capital stock	714,824	714,824
Retained earnings	1,232,795	1,220,129
Accumulated other comprehensive loss, net of tax benefits-retirement benefit plans	(1,228)	(1,279)
Common stock equity	2,060,069	2,047,352
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,560,955	1,401,714
Total capitalization	3,655,317	3,483,359
Commitments and contingencies (Note 3)
Current liabilities
Current portion of operating lease liabilities	64,534	63,707
Current portion of long-term debt, net	14,000	95,953
Short-term borrowings from non-affiliates	49,919	88,987
Accounts payable	107,078	187,770
Interest and preferred dividends payable	20,659	20,728
Taxes accrued, including revenue taxes	193,851	207,992
Regulatory liabilities	26,067	30,724
Other	71,691	67,305
Total current liabilities	547,799	763,166
Deferred credits and other liabilities
Operating lease liabilities	102,570	113,400
Deferred income taxes	371,052	377,150
Regulatory liabilities	951,713	941,586
Unamortized tax credits	115,006	117,868
Defined benefit pension and other postretirement benefit plans liability	479,850	478,763
Other	108,700	113,390
Total deferred credits and other liabilities	2,128,891	2,142,157
Total capitalization and liabilities	$6,332,007	$6,388,682
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2019	17,048	$113,678	$714,824	$1,220,129	$(1,279)	$2,047,352
Net income for common stock	—	—	—	23,905	—	23,905
Other comprehensive income, net of taxes	—	—	—	—	26	26
Common stock dividends	—	—	—	(26,784)	—	(26,784)
Balance, March 31, 2020	17,048	113,678	714,824	1,217,250	(1,253)	2,044,499
Net income for common stock	—	—	—	42,329	—	42,329
Other comprehensive income, net of taxes	—	—	—	—	25	25
Common stock dividends	—	—	—	(26,784)	—	(26,784)
Balance, June 30, 2020	17,048	$113,678	$714,824	$1,232,795	$(1,228)	$2,060,069
Balance, December 31, 2018	16,751	$111,696	$681,305	$1,164,541	$99	$1,957,641
Net income for common stock	—	—	—	32,126	—	32,126
Other comprehensive income, net of taxes	—	—	—	—	24	24
Common stock dividends	—	—	—	(25,313)	—	(25,313)
Balance, March 31, 2019	16,751	111,696	681,305	1,171,354	123	1,964,478
Net income for common stock	—	—	—	32,574	—	32,574
Other comprehensive income, net of taxes	—	—	—	—	23	23
Common stock dividends	—	—	—	(25,313)	—	(25,313)
Balance, June 30, 2019	16,751	$111,696	$681,305	$1,178,615	$146	$1,971,762
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30
(in thousands)	2020	2019
Cash flows from operating activities
Net income	$67,232	$65,698
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	111,546	107,860
Other amortization	16,275	13,661
Deferred income taxes	(16,237)	(6,611)
State refundable credit	(5,060)	(4,192)
Bad debt expense	1,089	802
Allowance for equity funds used during construction	(4,209)	(6,085)
Other	116	639
Changes in assets and liabilities
Decrease in accounts receivable	10,730	9,201
Decrease in accrued unbilled revenues	15,780	2,581
Decrease (increase) in fuel oil stock	31,458	(41,706)
Increase in materials and supplies	(5,542)	(5,890)
Decrease in regulatory assets	9,432	25,392
Increase (decrease) in regulatory liabilities	1,717	(3,403)
Decrease in accounts payable	(48,209)	(45)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(14,700)	(45,785)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	14,968	(1,899)
Change in other assets and liabilities	(4,918)	(9,402)
Net cash provided by operating activities	181,468	100,816
Cash flows from investing activities
Capital expenditures	(186,532)	(199,896)
Other	5,441	2,510
Net cash used in investing activities	(181,091)	(197,386)
Cash flows from financing activities
Common stock dividends	(53,568)	(50,626)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(998)	(998)
Proceeds from issuance of short-term debt	100,000	25,000
Repayment of short-term debt	(100,000)	—
Proceeds from issuance of long-term debt	255,000	50,000
Repayment of long-term debt and funds transferred for repayment of long-term debt	(109,000)	(51,546)
Increase (decrease) in short-term borrowings from non-affiliates and affiliates with original maturities of three months or less	(38,987)	111,901
Other	(1,347)	323
Net cash provided by financing activities	51,100	84,054
Net increase (decrease) in cash and cash equivalents	51,477	(12,516)
Cash, cash equivalents and restricted cash, beginning of period	41,894	35,877
Cash, cash equivalents and restricted cash, end of period	93,371	23,361
Less: Restricted cash	(29,376)	—
Cash and cash equivalents, end of period	$63,995	$23,361
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
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of June 30, 2020 and December 31, 2019 and the results of their operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
Recent accounting pronouncements.
Credit losses. In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology. The new methodology is referred to as the current expected credit loss (CECL) methodology and applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes, but is not limited to loans, loan commitments and held-to-maturity securities. In addition, ASU No. 2016-13 amends the accounting for credit losses on available-for-sale (AFS) debt securities and purchased financial assets with credit deterioration. The other-than-temporary impairment model of accounting for credit losses on AFS debt securities has been replaced with an estimate of expected credit losses only when the fair value is below the amortized cost of the asset. The length of time the fair value of an AFS debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. The AFS debt security model requires the use of an allowance to record the estimated losses (and subsequent recoveries).
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
The allowance for credit losses (ACL) is a material estimate of the Company. As a result of the change from an incurred loss model to a methodology that considers the credit loss over the expected life of the loan, on January 1, 2020, the Company recorded an adjustment of $21 million to increase the ACL, including a $2 million increase in the allowance for loan commitments, with a corresponding adjustment to reduce retained earnings by $15 million on an after-tax basis. The ACL is based on the composition, characteristics and quality of the loans and off balance sheet credit exposures as well as the prevailing economic conditions as of the adoption date. The increase in the ACL primarily relates to required reserves for residential mortgages and consumer loans, due to the requirement to estimate lifetime expected credit losses, with lower ACL requirements for commercial and commercial real estate loans due to their short-term nature. Based on the credit quality of the Company’s existing held-to-maturity and AFS investment securities portfolio, the Company did not recognize an ACL at adoption for those investments. The adoption of the new standard did not have a material impact to the Utilities’ customer and other accounts receivables and accrued unbilled revenue. Results for reporting periods beginning after January 1, 2020 are presented under ASU No. 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

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

Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional guidance for a limited period of time to ease the potential impacts of transitioning away from reference rates which are expected to be discontinued, such as the London Interbank Offered Rate (LIBOR). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions which reference LIBOR or another reference rate expected to be discontinued. The guidance is effective upon issuance and generally can be applied through December 2022. The Company is evaluating the options provided by ASU 2020-04 and is evaluating the impact on its consolidated financial statements and related disclosures.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 2 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended June 30, 2020
Revenues from external customers	$534,206	$74,714	$25	$608,945
Intersegment revenues (eliminations)	9	—	(9)	—
Revenues	$534,215	$74,714	$16	$608,945
Income (loss) before income taxes	$53,027	$17,334	$(10,131)	$60,230
Income taxes (benefit)	10,199	3,320	(2,649)	10,870
Net income (loss)	42,828	14,014	(7,482)	49,360
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$42,329	$14,014	$(7,456)	$48,887
Six months ended June 30, 2020
Revenues from external customers	$1,131,636	$154,452	$43	$1,286,131
Intersegment revenues (eliminations)	21	—	(21)	—
Revenues	$1,131,657	$154,452	$22	$1,286,131
Income (loss) before income taxes	$82,713	$36,303	$(19,090)	$99,926
Income taxes (benefit)	15,481	6,528	(5,336)	16,673
Net income (loss)	67,232	29,775	(13,754)	83,253
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	$66,234	$29,775	$(13,702)	$82,307
Total assets (at June 30, 2020)	$6,332,007	$8,019,665	$129,028	$14,480,700
Three months ended June 30, 2019
Revenues from external customers	$633,771	$81,687	$27	$715,485
Intersegment revenues (eliminations)	13	—	(13)	—
Revenues	$633,784	$81,687	$14	$715,485
Income (loss) before income taxes	$40,817	$21,292	$(9,415)	$52,694
Income taxes (benefit)	7,744	4,276	(2,311)	9,709
Net income (loss)	33,073	17,016	(7,104)	42,985
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$32,574	$17,016	$(7,078)	$42,512
Six months ended June 30, 2019
Revenues from external customers	$1,212,253	$164,739	$108	$1,377,100
Intersegment revenues (eliminations)	26	—	(26)	—
Revenues	$1,212,279	$164,739	$82	$1,377,100
Income (loss) before income taxes	$82,676	$47,454	$(19,397)	$110,733
Income taxes (benefit)	16,978	9,599	(4,990)	21,587
Net income (loss)	65,698	37,855	(14,407)	89,146
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	$64,700	$37,855	$(14,355)	$88,200
Total assets (at December 31, 2019)	$6,388,682	$7,233,017	$123,552	$13,745,251

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
Power purchase agreements.  As of June 30, 2020, the Utilities had four PPAs for firm capacity (excluding the Puna Geothermal Ventures (PGV) PPA as PGV has been offline since May 2018 due to lava flow on Hawaii Island) and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
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
Power purchase agreements.  Purchases from all IPPs were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2020	2019	2020	2019
Kalaeloa	$34	$61	$72	$101
AES Hawaii	32	32	63	64
HPOWER	17	19	34	37
Hamakua Energy	11	18	24	34
Wind IPPs	25	23	53	43
Solar IPPs	17	8	28	15
Other IPPs [1]	1	1	3	2
Total IPPs	$137	$162	$277	$296

1Includes hydro power and other PPAs
Kalaeloa Partners, L.P.  Under a 1988 PPA, as amended, Hawaiian Electric is committed to purchase 208 MW of firm capacity from Kalaeloa. Hawaiian Electric and Kalaeloa are currently in negotiations to address the PPA term that ended on May 23, 2016. The PPA automatically extends on a month-to-month basis as long as the parties are still negotiating in good faith. Hawaiian Electric and Kalaeloa have agreed that neither party will terminate the PPA (which has been subject to automatic extension on a month-to-month basis) prior to November 20, 2020, to allow for a negotiated resolution and PUC approval.

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
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in an amended and restated PPA between Hawaii Electric Light and Hu Honua dated May 9, 2017. In July 2017, the PUC approved the amended and restated PPA, which becomes effective once the PUC’s order is final and non-appealable. In August 2017, the PUC’s approval was appealed by a third party. On May 10, 2019, the Hawaii Supreme Court issued a decision remanding the matter to the PUC for further proceedings consistent with the court’s decision which must include express consideration of Green House Gas (GHG) emissions that would result from approving the PPA, whether the cost of energy under the PPA is reasonable in light of the potential for GHG emissions, and whether the terms of the PPA are prudent and in the public interest, in light of its potential hidden and long-term consequences. On June 20, 2019, the PUC issued an order reopening the docket for further proceedings, including re-examining all of the issues in the proceedings. On September 29, 2019, the PUC issued an order setting the procedural schedule for the matter and on December 20, 2019, issued an order modifying the procedural schedule. Pre-hearing matters were completed on March 6, 2020. On July 9, 2020, the PUC issued an order denying the Hawaii Electric Light’s request to waive the amended and restated PPA from the PUC’s competitive bidding requirements and therefore, dismissed the request for approval of the amended and restated PPA without prejudice to possible participation in any future competitive bidding process. On July 20, 2020, Hu Honua filed a motion for reconsideration of the PUC’s order which is currently pending review by the PUC.
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
Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) implementation project. The ERP/EAM Implementation Project went live in October 2018. Starting in January 2020, Hawaii Electric Light began to incorporate their portion of the deferred project costs in rate base and start the amortization over a 12-year period. As of June 30, 2020, the total deferred project costs and accrued carrying costs after the project went into service amounted to $59.4 million, which is net of the amortization of $0.3 million at Hawaii Electric Light.
In February 2019, the PUC approved a methodology for passing the future cost saving benefits of the new ERP/EAM system to customers developed by the Utilities in collaboration with the Consumer Advocate. The Utilities filed a benefits clarification document on June 10, 2019, reflecting $150 million in future net O&M expense reductions and cost avoidance, and $96 million in capital cost reductions and tax savings over the 12-year service life. To the extent the reduction in O&M expense relates to amounts reflected in electric rates, the Utilities would reduce future rates for such amounts. In October 2019, the PUC approved the Utilities and the Consumer Advocate’s Stipulated Performance Metrics and Tracking Mechanism. As of June 30, 2020, the Utilities’ regulatory liability was $7.2 million for amounts to be returned to customers for reduction in O&M expense included in rates.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the DOH and EPA, Maui Electric further investigated the Site and the Adjacent Parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.7 million as of June 30, 2020, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the Adjacent Parcel; however, final costs of remediation will depend on the cleanup approach implemented.
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
As of June 30, 2020, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $4.8 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore investigation and the remediation of PCB contamination in the offshore sediment. The final remediation costs will depend on the potential onshore source control requirements and actual offshore cleanup costs.
Regulatory proceedings
Decoupling. Decoupling is a regulatory model that is intended to provide the Utilities with financial stability and facilitate meeting the State of Hawaii’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio standard. The decoupling mechanism has the following major components: (1) monthly revenue balancing account (RBA) revenues or refunds for the difference between PUC-approved target revenues and recorded adjusted revenues, which delinks revenues from kilowatthour sales, (2) rate adjustment mechanism (RAM) revenues for escalation in certain O&M expenses and rate base changes, (3) major project interim recovery (MPIR) component, (4) performance incentive mechanisms (PIMs), and (5) an earnings sharing mechanism, which would provide for a reduction of revenues between rate cases in the event the utility exceeds the return on average common equity (ROACE) allowed in its most recent rate case. The requirement for triennial general rate cases under the decoupling mechanism was terminated by the PUC on April 29, 2020.
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
The 2019 approved MPIR amounts for Schofield Generating Station of $19.8 million (which accrued effective January 1, 2019), included the 2019 return on project amount (up to the capped amount) in rate base, depreciation and incremental O&M expenses, are collected from June 2020 through May 2021.
The PUC approved the Utilities’ requests for MPIR recovery of the cost of the Grid Modernization Strategy Phase 1 project and West Loch Photovoltaic (PV) project in March and December 2019, respectively. On June 5, 2020, the Utilities submitted 2020 MPIR amounts totaling $23.6 million for the Schofield Generation Station ($19.2 million), West Loch PV project ($3.8 million) and Grid Modernization Strategy Phase 1 project ($0.6 million for all three utilities) for the accrual of revenues effective January 1, 2020, that included the 2020 return on project amount (up to the capped amount) in rate base, depreciation and incremental O&M expenses, for collection from June 2021 through May 2022, subject to PUC review.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

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
•In December 2019, the Utilities accrued $0.3 million in estimated rewards for call center performance, net of service reliability penalties, for 2019. The net service quality performance rewards related to 2019 was reflected in the 2020 annual decoupling filing and increased customer rates in the period June 1, 2020 through May 31, 2021.
•Procurement of low-cost variable renewable resources through the request for proposal process in 2018 is measured by comparison of the procurement price to target prices. The incentive is a percentage of the savings determined by comparing procured price to a target of 11.5 cents per kilowatt-hour for renewable projects with storage capability and 9.5 cents per kilowatt-hour for energy-only renewable projects. Half of the incentive was earned upon PUC approval of the PPAs and the other half is eligible to be earned in the year following the in-service date of the projects and is dependent on the amount of energy the Utilities receive from the facilities. The total amount of the incentive the Utilities are eligible for is capped at $3.5 million. Based on the seven PPAs approved in 2019, the Utilities recognized $1.7 million in 2019.
On October 9, 2019, the PUC issued an order establishing PIMs for the Utilities with regards to the Variable Renewable Dispatchable Generation and Energy Storage requests for proposals (RFPs) as well as the Delivery of Grid Services via Customer-sited Distributed Energy Resources RFPs that were issued on August 22, 2019 for Oahu, Maui and Hawaii island. The order establishes pricing thresholds, timelines to complete contracting, and other performance criteria for the performance incentive eligibility. The PIMs provide incentives only without penalties. The earliest the Utilities would be eligible for a PIM pursuant to this order is upon PUC approval of executed contracts resulting from the Phase 2 RFPs. The order requires contracts under the Grid Service RFP be filed for approval by May 2020 (subsequently extended to July 9, 2020), and by September 2020 under the Renewable RFPs, with a declining PIM for projects that are not filed by these deadlines. On July 9, 2020, the Utilities filed two Grid Service Purchase Agreements for the Grid Service RFP, which qualify for PIMs, however, details of the incentive metrics will be determined by PUC.
Annual decoupling filings. The net annual incremental amounts to be collected (refunded) from June 1, 2020 through May 31, 2021 are as follows:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
2020 Annual incremental RAM adjusted revenues	$20.6	$3.2	$5.7	$29.5
Annual change in accrued RBA balance as of December 31, 2019 (and associated revenue taxes) which incorporates MPIR recovery	(46.5)	(9.9)	(11.0)	(67.4)
Incremental Performance Incentive Mechanisms (net)	2.2	(0.1)	(0.1)	2.0
Net annual incremental amount to be collected (refunded) under the tariffs	$(23.7)	$(6.8)	$(5.4)	$(35.9)

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
The Phase 2 schedule included working group meetings through the first half of 2020, followed by statements of positions that were filed in June 2020. The remainder of the Phase 2 schedule includes discovery, reply statements of positions in August 2020, an evidentiary hearing in September 2020 and anticipated decision in December 2020. The latest procedural schedule includes steps after the Phase 2 D&O “to review and approve PBR tariffs.”
Most recent rate proceedings.
Hawaiian Electric 2020 test year rate case. On May 27, 2020, Hawaiian Electric and the Consumer Advocate filed a Stipulated Settlement Letter, documenting a global settlement of all issues in this rate case. The Parties agreed that as a result of this settlement agreement, there will be no increase in electric revenues over the revenues established in the 2017 test year rate case. The settlement agreement is subject to PUC approval.
On May 13, 2020, the PUC issued its Final Report on the Management Audit, which recommended various operational and organizational changes intended to better manage costs and provide value to customers. The report also recommended a three-year timeframe to ramp up to a sustained $25 million in annual savings by the end of 2022, split between capital (approximately 80%) and O&M (approximately 20%). In its statement of position on the management audit filed on June 17, 2020, Hawaiian Electric committed to deliver these savings to customers over time through a proposal it later submitted in its statement of position in the PBR proceeding. The PUC’s decisions on the settlement agreement and on the remaining procedural steps in this proceeding are pending.
Hawaii Electric Light 2019 test year rate case. On September 24, 2019, Hawaii Electric Light and the Consumer Advocate filed a Stipulated Partial Settlement Letter which documented agreements reached on all of the issues in the proceeding, except for the ROACE, capital structure, amortization period for the state investment tax credit, and automatic annual target heat rate adjustment. On November 13, 2019, the PUC issued an interim decision maintaining Hawaii Electric Light’s revenues at current effective rates based on an interim revenue requirement of $387 million, average rate base of $534 million, and a 7.52% return on rate base (RORB) that incorporates a ROACE of 9.5% and 58.0% total equity ratio, and tariffs became effective January 1, 2020 . On July 28, 2020, the PUC issued an order, approving the Stipulated Partial Settlement Letter in part and ordering final rates for the 2019 test year to remain at current effective rates such that there is a zero increase in rates. The PUC determined that an appropriate ROACE for the 2019 test year is 9.5%, approved a capital structure of 58% total equity and approved as fair a 7.52% RORB. In addition, the order, among others, (1) approved a 10-year amortization period for the state investment tax credit; and (2) approved a modification to Hawaii Electric Light’s ECRC to incorporate a 98%/2% risk-sharing split between customers and Hawaii Electric Light with an annual maximum exposure cap

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
of +/- $600,000. Hawaii Electric Light is to submit proposed final tariffs and a revised ECRC tariff for the PUC’s review within 30 days of this order.
Maui Electric 2021 test year rate case. By an order issued on April 29, 2020, the PUC terminated the requirement of a mandatory triennial rate case cycle that was established in the Decoupling final D&O, and indicated Maui Electric is not required to file a 2021 test year rate case. Maui Electric does not intend to file a 2021 test year rate case.
Regulatory assets for COVID-19 related expenses. On April 22, 2020, the Utilities filed a request to the PUC for deferral treatment of COVID-19 related expenses, including higher bad debt expense and write-offs, higher financing costs and other expenses. On May 4, 2020, the PUC issued an order, authorizing all utilities, including the Utilities, to establish regulatory assets to record costs resulting from the suspension of disconnections of service during the pendency of the Governor’s Emergency Proclamation and until otherwise ordered by the PUC. In future proceedings, the PUC will consider the reasonableness of the costs, the appropriate period of recovery, any amount of carrying costs thereon, and any savings directly attributable to suspension of disconnects, and other related matters. As part of the order, the PUC prohibits the Utilities from charging late payment fees on past due payments. On June 30, 2020, the PUC issued an order on the Utilities request for deferral treatment of COVID-19 related expenses through December 31, 2020, and allowed the Utilities to file application to request an extension of the deferral period beyond December 31, 2020. Beginning on July 31, 2020, the Utilities are required to file quarterly reports to update the Utilities’ financial condition, measures in place to assist their customers during the COVID-19 emergency situation, identifying the planned deferred costs and details for the deferred costs, and identifying funds received or benefits received that have resulted from the COVID-19 emergency period. As of June 30, 2020, the Utilities recorded a total of $6.5 million in regulatory assets pursuant to the order.
Condensed consolidating financial information. Condensed consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the three and six month periods ended June 30, 2020 and 2019, and as of June 30, 2020 and December 31, 2019.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended June 30, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$380,634	78,505	75,216	—	(140)	$534,215
Expenses
Fuel oil	77,290	16,254	18,907	—	—	112,451
Purchased power	108,946	15,846	12,046	—	—	136,838
Other operation and maintenance	74,274	17,581	18,186	—	—	110,041
Depreciation	37,860	9,761	8,075	—	—	55,696
Taxes, other than income taxes	36,673	7,470	7,245	—	—	51,388
Total expenses	335,043	66,912	64,459	—	—	466,414
Operating income	45,591	11,593	10,757	—	(140)	67,801
Allowance for equity funds used during construction	1,807	193	194	—	—	2,194
Equity in earnings of subsidiaries	13,776	—	—	—	(13,776)	—
Retirement defined benefits expense—other than service costs	(546)	193	(29)	—	—	(382)
Interest expense and other charges, net	(12,499)	(2,533)	(2,446)	—	140	(17,338)
Allowance for borrowed funds used during construction	626	62	64	—	—	752
Income before income taxes	48,755	9,508	8,540	—	(13,776)	53,027
Income taxes	6,156	2,196	1,847			10,199
Net income	42,599	7,312	6,693	—	(13,776)	42,828
Preferred stock dividends of subsidiaries	—	133	96	—		229
Net income attributable to Hawaiian Electric	42,599	7,179	6,597	—	(13,776)	42,599
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$42,329	7,179	6,597	—	(13,776)	$42,329

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended June 30, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$42,329	7,179	6,597	—	(13,776)	$42,329
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	5,184	751	650	—	(1,401)	5,184
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(5,159)	(748)	(653)	—	1,401	(5,159)
Other comprehensive income (loss), net of taxes	25	3	(3)	—	—	25
Comprehensive income attributable to common shareholder	$42,354	7,182	6,594	—	(13,776)	$42,354

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Six months ended June 30, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$801,800	167,798	162,414	—	(355)	$1,131,657
Expenses
Fuel oil	197,825	38,686	49,161	—	—	285,672
Purchased power	216,897	35,367	24,390	—	—	276,654
Other operation and maintenance	159,911	36,685	40,992	—	—	237,588
Depreciation	75,871	19,521	16,154	—	—	111,546
Taxes, other than income taxes	77,174	15,812	15,452	—	—	108,438
Total expenses	727,678	146,071	146,149	—	—	1,019,898
Operating income	74,122	21,727	16,265	—	(355)	111,759
Allowance for equity funds used during construction	3,550	312	347	—	—	4,209
Equity in earnings of subsidiaries	22,580	—	—	—	(22,580)	—
Retirement defined benefits expense—other than service costs	(1,092)	387	(58)	—	—	(763)
Interest expense and other charges, net	(24,501)	(5,017)	(4,769)	—	355	(33,932)
Allowance for borrowed funds used during construction	1,228	98	114	—	—	1,440
Income before income taxes	75,887	17,507	11,899	—	(22,580)	82,713
Income taxes	9,113	3,994	2,374	—	—	15,481
Net income	66,774	13,513	9,525	—	(22,580)	67,232
Preferred stock dividends of subsidiaries	—	267	191	—	—	458
Net income attributable to Hawaiian Electric	66,774	13,246	9,334	—	(22,580)	66,774
Preferred stock dividends of Hawaiian Electric	540	—	—	—	—	540
Net income for common stock	$66,234	13,246	9,334	—	(22,580)	$66,234

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Six months ended June 30, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$66,234	13,246	9,334	—	(22,580)	$66,234
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	10,368	1,499	1,302	—	(2,801)	10,368
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(10,317)	(1,495)	(1,305)	—	2,800	(10,317)
Other comprehensive income (loss), net of taxes	51	4	(3)	—	(1)	51
Comprehensive income attributable to common shareholder	$66,285	13,250	9,331	—	(22,581)	$66,285

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
June 30, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi- diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,389	5,606	3,612	—	—	$51,607
Plant and equipment	4,859,373	1,321,091	1,173,377	—	—	7,353,841
Less accumulated depreciation	(1,636,504)	(586,351)	(535,689)	—	—	(2,758,544)
Construction in progress	170,655	20,181	23,651	—	—	214,487
Utility property, plant and equipment, net	3,435,913	760,527	664,951	—	—	4,861,391
Nonutility property, plant and equipment, less accumulated depreciation	5,308	115	1,532	—	—	6,955
Total property, plant and equipment, net	3,441,221	760,642	666,483	—	—	4,868,346
Investment in wholly owned subsidiaries, at equity	599,198	—	—	—	(599,198)	—
Current assets
Cash and cash equivalents	55,170	4,594	4,130	101	—	63,995
Restricted cash	29,376	—	—	—	—	29,376
Advances to affiliates	13,500	—	—	—	(13,500)	—
Customer accounts receivable, net	97,615	21,422	19,001	—	—	138,038
Accrued unbilled revenues, net	74,086	12,705	13,810	—	—	100,601
Other accounts receivable, net	19,409	3,592	4,358	—	(16,944)	10,415
Fuel oil stock, at average cost	30,477	14,965	15,037	—	—	60,479
Materials and supplies, at average cost	38,475	10,116	17,653	—	—	66,244
Prepayments and other	18,005	17,151	2,773	—	—	37,929
Regulatory assets	16,846	2,598	1,842	—	—	21,286
Total current assets	392,959	87,143	78,604	101	(30,444)	528,363
Other long-term assets
Operating lease right-of-use assets	159,169	1,490	370	—	—	161,029
Regulatory assets	460,493	104,707	96,084	—	—	661,284
Other	76,482	16,915	19,588	—	—	112,985
Total other long-term assets	696,144	123,112	116,042	—	—	935,298
Total assets	$5,129,522	970,897	861,129	101	(629,642)	$6,332,007
Capitalization and liabilities
Capitalization
Common stock equity	$2,060,069	304,088	295,009	101	(599,198)	$2,060,069
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,116,186	216,400	228,369	—	—	1,560,955
Total capitalization	3,198,548	527,488	528,378	101	(599,198)	3,655,317
Current liabilities
Current portion of operating lease liabilities	64,405	97	32	—	—	64,534
Current portion of long-term debt	—	14,000	—	—	—	14,000
Short-term borrowings from non-affiliates	49,919	—	—	—	—	49,919
Short-term borrowings from affiliate	—	12,000	1,500	—	(13,500)	—
Accounts payable	79,071	14,408	13,599	—	—	107,078
Interest and preferred dividends payable	14,580	3,349	2,736	—	(6)	20,659
Taxes accrued	133,321	32,526	28,004	—	—	193,851
Regulatory liabilities	11,467	7,401	7,199	—	—	26,067
Other	55,378	17,181	16,070	—	(16,938)	71,691
Total current liabilities	408,141	100,962	69,140	—	(30,444)	547,799
Deferred credits and other liabilities
Operating lease liabilities	100,833	1,394	343	—	—	102,570
Deferred income taxes	261,044	52,485	57,523	—	—	371,052
Regulatory liabilities	674,621	178,861	98,231	—	—	951,713
Unamortized tax credits	84,885	15,773	14,348	—	—	115,006
Defined benefit pension and other postretirement benefit plans liability	340,672	69,719	69,459	—	—	479,850
Other	60,778	24,215	23,707	—	—	108,700
Total deferred credits and other liabilities	1,522,833	342,447	263,611	—	—	2,128,891
Total capitalization and liabilities	$5,129,522	970,897	861,129	101	(629,642)	$6,332,007

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Six months ended June 30, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2019	$2,047,352	298,998	292,870	101	(591,969)	$2,047,352
Net income for common stock	66,234	13,246	9,334	—	(22,580)	66,234
Other comprehensive income (loss), net of taxes	51	4	(3)	—	(1)	51
Common stock dividends	(53,568)	(8,160)	(7,192)	—	15,352	(53,568)
Balance, June 30, 2020	$2,060,069	304,088	295,009	101	(599,198)	$2,060,069

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Six months ended June 30, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2018	$1,957,641	295,874	280,863	101	(576,838)	$1,957,641
Net income for common stock	64,700	9,835	10,100	—	(19,935)	64,700
Other comprehensive income, net of taxes	47	2	—	—	(2)	47
Common stock dividends	(50,626)	(5,090)	(7,534)	—	12,624	(50,626)
Common stock issuance expenses	—	(2)	—	—	2	—
Balance, June 30, 2019	$1,971,762	300,619	283,429	101	(584,149)	$1,971,762

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$154,967	20,307	21,601	—	(15,407)	$181,468
Cash flows from investing activities
Capital expenditures	(129,829)	(30,785)	(25,918)	—	—	(186,532)
Advances from affiliates	14,200	8,000	—	—	(22,200)	—
Other	4,354	552	480	—	55	5,441
Net cash used in investing activities	(111,275)	(22,233)	(25,438)	—	(22,145)	(181,091)
Cash flows from financing activities
Common stock dividends	(53,568)	(8,160)	(7,192)	—	15,352	(53,568)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(540)	(267)	(191)	—	—	(998)
Proceeds from issuance of short-term debt	100,000	—	—	—	—	100,000
Repayment of short-term debt	(100,000)	—	—	—	—	(100,000)
Proceeds from issuance of long-term debt	205,000	10,000	40,000	—	—	255,000
Repayment of long-term debt and funds transferred for repayment of long-term debt	(95,000)	(14,000)	—	—	—	(109,000)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(46,987)	12,000	(26,200)	—	22,200	(38,987)
Other	(1,039)	(61)	(247)	—	—	(1,347)
Net cash provided by financing activities	7,866	(488)	6,170	—	37,552	51,100
Net increase (decrease) in cash and cash equivalents	51,558	(2,414)	2,333	—	—	51,477
Cash, cash equivalents and restricted cash, beginning of period	32,988	7,008	1,797	101	—	41,894
Cash, cash equivalents and restricted cash, end of period	84,546	4,594	4,130	101	—	93,371
Less: Restricted cash	(29,376)	—	—	—	—	(29,376)
Cash and cash equivalents, end of period	$55,170	4,594	4,130	101	—	$63,995

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$84,427	16,406	12,607	—	(12,624)	$100,816
Cash flows from investing activities
Capital expenditures	(150,945)	(18,083)	(30,868)	—	—	(199,896)
Advances to affiliates	(25,300)	(5,000)	—	—	30,300	—
Other	2,821	(280)	(31)	—	—	2,510
Net cash used in investing activities	(173,424)	(23,363)	(30,899)	—	30,300	(197,386)
Cash flows from financing activities
Common stock dividends	(50,626)	(5,090)	(7,534)	—	12,624	(50,626)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(540)	(267)	(191)	—	—	(998)
Proceeds from issuance of short-term debt	25,000	—	—	—	—	25,000
Proceeds from issuance of long-term debt	30,000	10,000	10,000	—	—	50,000
Repayment of long-term debt	(31,546)	(10,000)	(10,000)	—	—	(51,546)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	116,901	—	25,300	—	(30,300)	111,901
Other	197	43	83	—	—	323
Net cash provided by (used in) financing activities	89,386	(5,314)	17,658	—	(17,676)	84,054
Net increase (decrease) in cash and cash equivalents	389	(12,271)	(634)	—	—	(12,516)
Cash and cash equivalents, beginning of period	16,732	15,623	3,421	101	—	35,877
Cash and cash equivalents, end of period	$17,121	3,352	2,787	101	—	$23,361

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 4 · Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income and Comprehensive Income Data

	Three months ended June 30,		Six months ended June 30
(in thousands)	2020	2019	2020	2019
Interest and dividend income
Interest and fees on loans	$53,541	$58,620	$109,086	$116,480
Interest and dividends on investment securities	6,288	7,535	15,718	18,163
Total interest and dividend income	59,829	66,155	124,804	134,643
Interest expense
Interest on deposit liabilities	3,071	4,287	6,658	8,539
Interest on other borrowings	75	411	388	939
Total interest expense	3,146	4,698	7,046	9,478
Net interest income	56,683	61,457	117,758	125,165
Provision for credit losses	15,133	7,688	25,534	14,558
Net interest income after provision for credit losses	41,550	53,769	92,224	110,607
Noninterest income
Fees from other financial services	3,102	4,798	7,673	9,360
Fee income on deposit liabilities	2,897	5,004	8,010	10,082
Fee income on other financial products	1,212	1,830	3,084	3,423
Bank-owned life insurance	1,673	2,390	2,467	4,649
Mortgage banking income	6,252	976	8,252	1,590
Gain on sale of investment securities, net	9,275	—	9,275	—
Other income, net	(251)	534	162	992
Total noninterest income	24,160	15,532	38,923	30,096
Noninterest expense
Compensation and employee benefits	25,079	25,750	50,856	51,262
Occupancy	5,442	5,479	10,709	10,149
Data processing	3,849	3,852	7,686	7,590
Services	2,474	2,606	5,283	5,032
Equipment	2,290	2,189	4,629	4,253
Office supplies, printing and postage	1,049	1,663	2,390	3,023
Marketing	379	1,323	1,181	2,313
FDIC insurance	751	628	853	1,254
Other expense[1]	7,063	4,519	11,257	8,373
Total noninterest expense	48,376	48,009	94,844	93,249
Income before income taxes	17,334	21,292	36,303	47,454
Income taxes	3,320	4,276	6,528	9,599
Net income	14,014	17,016	29,775	37,855
Other comprehensive income (loss), net of taxes	(280)	14,275	19,567	20,527
Comprehensive income	$13,734	$31,291	$49,342	$58,382

1 The three- and six-month periods ended June 30, 2020 include approximately $3.7 million and $3.8 million, respectively, of certain significant direct and incremental COVID-19 related costs. These costs, which have been recorded in Other expense, include $2.3 million of compensation expense and $1.1 million of enhanced cleaning and sanitation costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Reconciliation to amounts per HEI Condensed Consolidated Statements of Income*:

	Three months ended June 30,		Six months ended June 30
(in thousands)	2020	2019	2020	2019
Interest and dividend income	$59,829	$66,155	$124,804	$134,643
Noninterest income	24,160	15,532	38,923	30,096
Less: Gain on sale of investment securities, net	(9,275)	—	(9,275)	—
*Revenues-Bank	74,714	81,687	154,452	164,739
Total interest expense	3,146	4,698	7,046	9,478
Provision for credit losses	15,133	7,688	25,534	14,558
Noninterest expense	48,376	48,009	94,844	93,249
Less: Retirement defined benefits gain (expense)—other than service costs	(434)	40	(868)	80
*Expenses-Bank	66,221	60,435	126,556	117,365
*Operating income-Bank	8,493	21,252	27,896	47,374
Add back: Retirement defined benefits (gain) expense—other than service costs	434	(40)	868	(80)
Add back: Gain on sale of investment securities, net	(9,275)	—	(9,275)	—
Income before income taxes	$17,334	$21,292	$36,303	$47,454

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	June 30, 2020		December 31, 2019
Assets
Cash and due from banks		$140,968		$129,770
Interest-bearing deposits		365,996		48,628
Investment securities
Available-for-sale, at fair value		1,389,633		1,232,826
Held-to-maturity, at amortized cost (fair value of $131,131 and $143,467, respectively)		124,623		139,451
Stock in Federal Home Loan Bank, at cost		9,880		8,434
Loans held for investment		5,437,817		5,121,176
Allowance for credit losses		(81,307)		(53,355)
Net loans		5,356,510		5,067,821
Loans held for sale, at lower of cost or fair value		37,143		12,286
Other		512,722		511,611
Goodwill		82,190		82,190
Total assets		$8,019,665		$7,233,017
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$2,422,042		$1,909,682
Deposit liabilities—interest-bearing		4,607,910		4,362,220
Other borrowings		124,975		115,110
Other		158,344		146,954
Total liabilities		7,313,271		6,533,966
Commitments and contingencies
Common stock		1		1
Additional paid-in capital		350,826		349,453
Retained earnings		344,662		358,259
Accumulated other comprehensive income (loss), net of taxes
Net unrealized gains on securities	$21,264		$2,481
Retirement benefit plans	(10,359)	10,905	(11,143)	(8,662)
Total shareholder’s equity		706,394		699,051
Total liabilities and shareholder’s equity		$8,019,665		$7,233,017

Other assets
Bank-owned life insurance		$159,951		$157,465
Premises and equipment, net		203,217		204,449
Accrued interest receivable		23,381		19,365
Mortgage-servicing rights		9,647		9,101
Low-income housing investments		61,632		66,302
Real estate acquired in settlement of loans, net		43		—
Other		54,851		54,929
		$512,722		$511,611
Other liabilities
Accrued expenses		$40,382		$45,822
Federal and state income taxes payable		18,021		14,996
Cashier’s checks		25,284		23,647
Advance payments by borrowers		10,458		10,486
Other		64,199		52,003
		$158,344		$146,954

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Other borrowings consisted of securities sold under agreements to repurchase, federal funds purchased and advances from the Federal Home Loan Bank (FHLB) of $95.0 million, nil and $30.0 million, respectively, as of June 30, 2020 and $115 million, nil and nil, respectively, as of December 31, 2019.
Investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
June 30, 2020
Available-for-sale
U.S. Treasury and federal agency obligations	$100,195	$2,219	$—	$102,414	—	$—	$—	—	$—	$—
Mortgage-backed securities*	1,201,796	25,469	(280)	1,226,985	6	96,296	(258)	1	1,803	(22)
Corporate bonds	29,767	1,640	—	31,407	—	—	—	—	—	—
Mortgage revenue bonds	28,827	—	—	28,827	—			—	—	—
	$1,360,585	$29,328	$(280)	$1,389,633	6	$96,296	$(258)	1	$1,803	$(22)
Held-to-maturity
Mortgage-backed securities*	$124,623	$6,508	$—	$131,131	—	$—	$—	—	$—	$—
	$124,623	$6,508	$—	$131,131	—	$—	$—	—	$—	$—
December 31, 2019
Available-for-sale
U.S. Treasury and federal agency obligations	$117,255	$652	$(120)	$117,787	2	$4,110	$(11)	3	$27,637	$(109)
Mortgage-backed securities*	1,024,892	6,000	(4,507)	1,026,385	19	152,071	(819)	75	318,020	(3,688)
Corporate bonds	58,694	1,363	—	60,057	—	—	—	—	—	—
Mortgage revenue bonds	28,597	—	—	28,597	—	—	—	—	—	—
	$1,229,438	$8,015	$(4,627)	$1,232,826	21	$156,181	$(830)	78	$345,657	$(3,797)
Held-to-maturity
Mortgage-backed securities*	$139,451	$4,087	$(71)	$143,467	1	$12,986	$(71)	—	$—	$—
	$139,451	$4,087	$(71)	$143,467	1	$12,986	$(71)	—	$—	$—
* Issued or guaranteed by U.S. Government agencies or sponsored agencies
ASB does not believe that the investment securities that were in an unrealized loss position at June 30, 2020, represent a credit loss. Total gross unrealized losses were primarily attributable to change in market conditions. On a quarterly basis the investment securities are evaluated for changes in financial condition of the issuer. Based upon ASB’s evaluation, all securities held within the investment portfolio continue to be investment grade by one or more agencies. The contractual cash flows of the U.S. Treasury, federal agency obligations and agency mortgage-backed securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB’s investment securities portfolio did not require an allowance for credit losses at June 30, 2020.
U.S. Treasury, federal agency obligations, corporate bonds, and mortgage revenue bonds have contractual terms to maturity. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The contractual maturities of investment securities were as follows:

June 30, 2020	Amortized cost	Fair value
(in thousands)
Available-for-sale
Due in one year or less	$65,330	$65,776
Due after one year through five years	44,570	46,378
Due after five years through ten years	33,462	35,067
Due after ten years	15,427	15,427
	158,789	162,648
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,201,796	1,226,985
Total available-for-sale securities	$1,360,585	$1,389,633
Held-to-maturity
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$124,623	$131,131
Total held-to-maturity securities	$124,623	$131,131
Proceeds from the sale of available-for-sale securities, which also included the sale of ASB’s entire Visa Class B restricted stock holdings, were $169.2 million for each of the three and six months ended June 30, 2020 and nil for each of the three and six months ended June 30, 2019. Gross realized gains were $9.3 million for each of the three and six months ended June 30, 2020 and nil for each of the three and six months ended June 30, 2019. Gross realized losses were nil for each of the three and six months ended June 30, 2020 and 2019. Tax expense on realized gains were $2.5 million for the three and six months ended June 30, 2020.
Loans. The components of loans were summarized as follows:

	June 30, 2020	December 31, 2019
(in thousands)
Real estate:
Residential 1-4 family	$2,123,226	$2,178,135
Commercial real estate	855,566	824,830
Home equity line of credit	1,065,264	1,092,125
Residential land	13,224	14,704
Commercial construction	92,904	70,605
Residential construction	10,759	11,670
Total real estate	4,160,943	4,192,069
Commercial	1,073,829	670,674
Consumer	216,030	257,921
Total loans	5,450,802	5,120,664
Deferred fees and discounts	(12,985)	512
Allowance for credit losses	(81,307)	(53,355)
Total loans, net	$5,356,510	$5,067,821
ASB's policy is to require private mortgage insurance on all real estate loans when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For non-owner occupied residential property purchases, the loan-to-value ratio may not exceed 75% of the lower of the appraised value or purchase price at origination.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Allowance for credit losses.  The allowance for credit losses by portfolio segment were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Total
Three months ended June 30, 2020
Allowance for credit losses:
Beginning balance	$4,476	$16,587	$6,225	$352	$3,446	$14	$12,977	$33,007	$77,084
Charge-offs	(7)	—	—	(343)	—	—	(699)	(6,331)	(7,380)
Recoveries	2	—	—	5	—	—	106	657	770
Provision	(560)	4,513	(11)	342	1,311	—	1,484	3,754	10,833
Ending balance	$3,911	$21,100	$6,214	$356	$4,757	$14	$13,868	$31,087	$81,307
Three months ended June 30, 2019
Allowance for credit losses:
Beginning balance	$1,911	$14,825	$6,493	$425	$2,843	$3	$10,814	$16,983	$54,297
Charge-offs	(5)	—	(19)	(4)	—	—	(494)	(5,102)	(5,624)
Recoveries	8	—	4	7	—	—	1,281	764	2,064
Provision	101	986	403	109	(797)	(1)	1,472	5,415	7,688
Ending balance	$2,015	$15,811	$6,881	$537	$2,046	$2	$13,073	$18,060	$58,425
Six months ended June 30, 2020
Allowance for credit losses:
Beginning balance, prior to adoption of ASU No. 2016-13	$2,380	$15,053	$6,922	$449	$2,097	$3	$10,245	$16,206	$53,355
Impact of adopting ASU No. 2016-13	2,150	208	(541)	(64)	289	14	922	16,463	19,441
Charge-offs	(7)	—	—	(351)	—	—	(1,068)	(12,585)	(14,011)
Recoveries	55	—	6	14	—	—	292	1,421	1,788
Provision	(667)	5,839	(173)	308	2,371	(3)	3,477	9,582	20,734
Ending balance	$3,911	$21,100	$6,214	$356	$4,757	$14	$13,868	$31,087	$81,307
Six months ended June 30, 2019
Allowance for credit losses:
Beginning balance	$1,976	$14,505	$6,371	$479	$2,790	$4	$9,225	$16,769	$52,119
Charge-offs	(19)	—	(19)	(4)	—	—	(1,112)	(10,661)	(11,815)
Recoveries	617	—	9	14	—	—	1,461	1,462	3,563
Provision	(559)	1,306	520	48	(744)	(2)	3,499	10,490	14,558
Ending balance	$2,015	$15,811	$6,881	$537	$2,046	$2	$13,073	$18,060	$58,425
December 31, 2019
Ending balance: individually evaluated for impairment	$898	$2	$322	$—	$—	$—	$1,015	$454	$2,691
Ending balance: collectively evaluated for impairment	$1,482	$15,051	$6,600	$449	$2,097	$3	$9,230	$15,752	$50,664
Financing Receivables:
Ending balance	$2,178,135	$824,830	$1,092,125	$14,704	$70,605	$11,670	$670,674	$257,921	$5,120,664
Ending balance: individually evaluated for impairment	$15,600	$1,048	$12,073	$3,091	$—	$—	$8,418	$507	$40,737
Ending balance: collectively evaluated for impairment	$2,162,535	$823,782	$1,080,052	$11,613	$70,605	$11,670	$662,256	$257,414	$5,079,927

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Allowance for loan commitments.  The allowance for loan commitments by portfolio segment were as follows:

(in thousands)	Home equity line of credit	Commercial construction	Commercial loans	Total
Three months ended June 30, 2020
Allowance for loan commitments:
Beginning balance	$300	$3,191	$309	$3,800
Provision	—	4,309	(9)	4,300
Ending balance	$300	$7,500	$300	$8,100
Six months ended June 30, 2020
Allowance for loan commitments:
Beginning balance, prior to adoption of ASU No. 2016-13	$392	$931	$418	$1,741
Impact of adopting ASU No. 2016-13	(92)	1,745	(94)	1,559
Provision	—	4,824	(24)	4,800
Ending balance	$300	$7,500	$300	$8,100
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The credit risk profile by vintage date based on payment activity or internally assigned grade for loans was as follows:

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Converted to term loans	Total
June 30, 2020
Residential 1-4 family
Current	$176,536	$272,951	$165,584	$258,111	$215,920	$1,029,434	$—	$—	$2,118,536
30-59 days past due	—	—	—	—	—	2,192	—	—	2,192
60-89 days past due	—	—	—	—	—	606	—	—	606
Greater than 89 days past due	—	—	—	353	—	1,539	—	—	1,892
	176,536	272,951	165,584	258,464	215,920	1,033,771	—	—	2,123,226
Home equity line of credit
Current	—	—	—	—	—	—	1,027,589	33,797	1,061,386
30-59 days past due	—	—	—	—	—	—	790	312	1,102
60-89 days past due	—	—	—	—	—	—	408	175	583
Greater than 89 days past due	—	—	—	—	—	—	1,358	835	2,193
	—	—	—	—	—	—	1,030,145	35,119	1,065,264
Residential land
Current	2,095	4,975	2,024	2,041	22	2,067	—	—	13,224
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	2,095	4,975	2,024	2,041	22	2,067	—	—	13,224
Residential construction
Current	2,725	5,034	974	2,026	—	—	—	—	10,759
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	2,725	5,034	974	2,026	—	—	—	—	10,759
Consumer
Current	25,186	87,908	53,640	14,851	1,602	505	21,691	3,062	208,445
30-59 days past due	105	573	583	229	18	—	200	44	1,752
60-89 days past due	83	741	792	209	24	—	248	67	2,164
Greater than 89 days past due	95	1,258	1,172	483	73	—	424	164	3,669
	25,469	90,480	56,187	15,772	1,717	505	22,563	3,337	216,030
Commercial real estate
Pass	89,882	77,350	78,115	29,390	56,246	172,941	17,219	—	521,143
Special Mention	9,684	41,662	54,791	35,400	69,418	60,098	—	—	271,053
Substandard	—	488	1,930	605	3,669	56,678	—	—	63,370
Doubtful	—	—	—	—	—	—	—	—	—
	99,566	119,500	134,836	65,395	129,333	289,717	17,219	—	855,566
Commercial construction
Pass	6,933	13,458	29,873	—	7,472	—	14,060	—	71,796
Special Mention	819	—	—	18,000	—	—	—	—	18,819
Substandard	—	—	—	—	—	2,289	—	—	2,289
Doubtful	—	—	—	—	—	—	—	—	—
	7,752	13,458	29,873	18,000	7,472	2,289	14,060	—	92,904
Commercial
Pass	450,699	154,672	94,309	33,771	13,876	38,911	92,475	14,868	893,581
Special Mention	6,593	29,695	4,759	10,578	38,970	20,813	44,521	11,222	167,151
Substandard	165	4,681	145	1,637	1,241	3,139	607	1,482	13,097
Doubtful	—	—	—	—	—	—	—	—	—
	457,457	189,048	99,213	45,986	54,087	62,863	137,603	27,572	1,073,829
Total loans	$771,600	$695,446	$488,691	$407,684	$408,551	$1,391,212	$1,221,590	$66,028	$5,450,802

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Revolving loans converted to term loans during the six months ended June 30, 2020 in the commercial, home equity line of credit and consumer portfolios was $13.7 million, $8.7 million, and $1.4 million, respectively.
The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total financing receivables	Amortized cost> 90 days and accruing
June 30, 2020
Real estate:
Residential 1-4 family	$2,192	$606	$1,892	$4,690	$2,118,536	$2,123,226	$—
Commercial real estate	642	—	—	642	854,924	855,566	—
Home equity line of credit	1,102	583	2,193	3,878	1,061,386	1,065,264	—
Residential land	—	—	—	—	13,224	13,224	—
Commercial construction	—	—	2,289	2,289	90,615	92,904	—
Residential construction	—	—	—	—	10,759	10,759	—
Commercial	461	575	452	1,488	1,072,341	1,073,829	—
Consumer	1,752	2,164	3,669	7,585	208,445	216,030	—
Total loans	$6,149	$3,928	$10,495	$20,572	$5,430,230	$5,450,802	$—
December 31, 2019
Real estate:
Residential 1-4 family	$2,588	$290	$1,808	$4,686	$2,173,449	$2,178,135	$—
Commercial real estate	—	—	—	—	824,830	824,830	—
Home equity line of credit	813	—	2,117	2,930	1,089,195	1,092,125	—
Residential land	—	—	25	25	14,679	14,704	—
Commercial construction	—	—	—	—	70,605	70,605	—
Residential construction	—	—	—	—	11,670	11,670	—
Commercial	1,077	311	172	1,560	669,114	670,674	—
Consumer	4,386	3,257	2,907	10,550	247,371	257,921	—
Total loans	$8,864	$3,858	$7,029	$19,751	$5,100,913	$5,120,664	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The credit risk profile based on nonaccrual loans were as follows:

(in thousands)	June 30, 2020			December 31, 2019
	With a Related ACL	Without a Related ACL	Total	Total
Real estate:
Residential 1-4 family	$7,584	$3,395	$10,979	$11,395
Commercial real estate	16,241	—	16,241	195
Home equity line of credit	6,249	1,616	7,865	6,638
Residential land	—	413	413	448
Commercial construction	—	2,289	2,289	—
Residential construction	—	—	—	—
Commercial	616	2,939	3,555	5,947
Consumer	5,637	—	5,637	5,113
Total nonaccrual loans	$36,327	$10,652	$46,979	$29,736

The credit risk profile based on loans whose terms have been modified and accruing interest were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Real estate:
Residential 1-4 family	$8,667	$9,869
Commercial real estate	1,016	853
Home equity line of credit	9,430	10,376
Residential land	2,007	2,644
Commercial construction	—	—
Residential construction	—	—
Commercial	3,203	2,614
Consumer	55	57
Total troubled debt restructured loans accruing interest	$24,378	$26,413

ASB did not recognize interest on nonaccrual loans for the three and six months ended June 30, 2020.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Loan modifications that occurred during the first six months of 2020 and 2019 were as follows:

Loans modified as a TDR	Three months ended June 30, 2020			Six months ended June 30, 2020
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	—	$—	$—	1	$147	$7
Commercial real estate	—	—	—	2	16,430	4,301
Home equity line of credit	2	19	3	2	19	3
Residential land	2	330	—	2	330	—
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	—	—	—	4	751	275
Consumer	—	—	—	—	—	—
	4	$349	$3	11	$17,677	$4,586

	Three months ended June 30, 2019			Six months ended June 30, 2019
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	1	$469	$154	9	$1,501	$161
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	2	311	59	3	432	83
Residential land	2	825	—	2	825	—
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	2	1,317	133	3	1,507	150
Consumer	—	—	—	—	—	—
	7	$2,922	$346	17	$4,265	$394

1  The period end balances reflect all paydowns and charge-offs since the modification period. TDRs fully paid off, charged-off, or foreclosed upon by period end are not included.

There were no loans modified in TDRs that experienced a payment default of 90 days or more during the second quarter and first six months of 2020 and 2019.
If a loan modified in a TDR subsequently defaults, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled nil at June 30, 2020 and December 31, 2019.
The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provides that a financial institution may elect to suspend the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and any related impairment for accounting purposes.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with the FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment. Financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral. Lastly, during short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified.
Collateral-dependent loans. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral. Loans considered collateral-dependent were as follows:

June 30, 2020	Amortized cost	Collateral type
(in thousands)
Real estate:
Residential 1-4 family	$1,795	Residential real estate property
Home equity line of credit	1,387	Residential real estate property
Commercial construction	2,289	Commercial real estate property
Total real estate	5,471
Commercial	90	Business assets
Total	$5,561
ASB had $3.0 million and $3.5 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at June 30, 2020 and December 31, 2019, respectively.
The credit risk profile by internally assigned grade for loans was as follows:

	December 31, 2019
(in thousands)	Commercial real estate	Commercial construction	Commercial	Total
Grade:
Pass	$756,747	$68,316	$621,657	$1,446,720
Special mention	4,451	—	29,921	34,372
Substandard	63,632	2,289	19,096	85,017
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$824,830	$70,605	$670,674	$1,566,109

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

	December 31, 2019			Three months ended June 30, 2019		Six months ended June 30, 2019
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$6,817	$7,207	$—	$8,993	$87	$8,492	$247
Commercial real estate	195	200	—	—	—	—	—
Home equity line of credit	1,984	2,135	—	1,940	54	2,238	66
Residential land	3,091	3,294	—	2,280	24	2,158	50
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	1,948	2,285	—	4,626	—	4,299	—
Consumer	2	2	—	31	—	31	—
	$14,037	$15,123	$—	$17,870	$165	$17,218	$363
With an allowance recorded
Real estate:
Residential 1-4 family	$8,783	$8,835	$898	$8,440	$96	$8,417	$179
Commercial real estate	853	853	2	894	9	900	19
Home equity line of credit	10,089	10,099	322	11,665	152	11,743	282
Residential land	—	—	—	79	—	54	—
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	6,470	6,470	1,015	10,997	30	7,874	56
Consumer	505	505	454	288	1	173	2
	$26,700	$26,762	$2,691	$32,363	$288	$29,161	$538
Total
Real estate:
Residential 1-4 family	$15,600	$16,042	$898	$17,433	$183	$16,909	$426
Commercial real estate	1,048	1,053	2	894	9	900	19
Home equity line of credit	12,073	12,234	322	13,605	206	13,981	348
Residential land	3,091	3,294	—	2,359	24	2,212	50
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	8,418	8,755	1,015	15,623	30	12,173	56
Consumer	507	507	454	319	1	204	2
	$40,737	$41,885	$2,691	$50,233	$453	$46,379	$901
*  Since loan was classified as impaired.
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $186.8 million and $64.7 million for the three months ended June 30, 2020 and 2019, respectively, and $259.3 million and $89.6 million for the six months ended June 30, 2020 and 2019, respectively, and recognized gains on such sales of $6.3 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively, and $8.3 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively.
There were no repurchased mortgage loans for the three and six months ended June 30, 2020 and 2019. The repurchase reserve was $0.1 million as of June 30, 2020 and 2019.
Mortgage servicing fees, a component of other income, net, were $0.8 million for the three months ended June 30, 2020 and 2019, respectively and $1.6 million and $1.5 million for the six months ended June 30, 2020 and 2019, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount[1]	Accumulated amortization	Valuation allowance	Net carrying amount
June 30, 2020	$23,904	$(13,993)	$(264)	$9,647
December 31, 2019	21,543	(12,442)	—	9,101
1  Reflects impact of loans paid in full
Changes related to MSRs were as follows:

	Three months ended June 30,		Six months ended June 30
(in thousands)	2020	2019	2020	2019
Mortgage servicing rights
Beginning balance	$9,120	$7,897	$9,101	$8,062
Amount capitalized	1,726	632	2,362	862
Amortization	(935)	(426)	(1,552)	(821)
Other-than-temporary impairment	—	—	—	—
Carrying amount before valuation allowance	9,911	8,103	9,911	8,103
Valuation allowance for mortgage servicing rights
Beginning balance	—	—	—	—
Provision (recovery)	264	—	264	—
Other-than-temporary impairment	—	—	—	—
Ending balance	264	—	264	—
Net carrying value of mortgage servicing rights	$9,647	$8,103	$9,647	$8,103
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
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Unpaid principal balance	$1,360,920	$1,276,437
Weighted average note rate	3.87%	3.96%
Weighted average discount rate	9.3%	9.3%
Weighted average prepayment speed	16.9%	11.4%
The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Prepayment rate:
25 basis points adverse rate change	$(539)	$(950)
50 basis points adverse rate change	(1,062)	(1,947)
Discount rate:
25 basis points adverse rate change	(64)	(102)
50 basis points adverse rate change	(128)	(202)
The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Other borrowings.  As of June 30, 2020, ASB had $30.0 million of FHLB advances outstanding. ASB was in compliance with all Advances, Pledge and Security Agreement requirements as of June 30, 2020. ASB also had no federal funds purchased with the Federal Reserve Bank as of June 30, 2020. There were no FHLB advances or federal funds purchased with the Federal Reserve Bank as of December 31, 2019.
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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheets	Net amount of liabilities presented in the Balance Sheets
Repurchase agreements
June 30, 2020	$95	$—	$95
December 31, 2019	115	—	115

	Gross amount not offset in the Balance Sheets
(in millions)	Net amount of liabilities presented in the Balance Sheets	Financial instruments	Cash collateral pledged
Commercial account holders
June 30, 2020	$95	$143	$—
December 31, 2019	115	130	—
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	June 30, 2020		December 31, 2019
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$70,190	$2,341	$23,171	$297
Forward commitments	57,750	(287)	29,383	(42)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
ASB’s derivative financial instruments, their fair values and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	June 30, 2020		December 31, 2019
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$2,341	$—	$297	$—
Forward commitments	—	287	3	45
	$2,341	$287	$300	$45
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statements of Income	Three months ended June 30,		Six months ended June 30
(in thousands)		2020	2019	2020	2019
Interest rate lock commitments	Mortgage banking income	$489	$11	$2,044	$382
Forward commitments	Mortgage banking income	298	46	(245)	(72)
		$787	$57	$1,799	$310
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $21.4 million and $23.4 million at June 30, 2020 and December 31, 2019, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. As of June 30, 2020, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 5 · Credit agreements and changes in debt
HEI and Hawaiian Electric each entered into a separate agreement with a syndicate of eight financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Credit Facilities), effective July 3, 2017, to amend and restate their respective previously existing revolving unsecured credit agreements. The $150 million HEI Facility and $200 million Hawaiian Electric Facility both terminate on June 30, 2022. No amounts under the Credit Facilities were outstanding as of June 30, 2020 and December 31, 2019. None of the facilities are collateralized.
The Credit Facilities will be maintained to support each company’s respective short-term commercial paper program, but may be drawn on to meet each company’s respective working capital needs and general corporate purposes.
Changes in debt. On April 20, 2020, HEI closed on a $65 million 364-day term loan from a syndicate of two banks. The loan bears interest at a floating rate at HEI’s option of either (i) a rate equal to an alternate base rate as defined in the agreement or (ii) a rate equal to an adjusted London interbank offered rate, as defined in the agreement, plus an applicable margin, and matures on April 19, 2021. The proceeds of the loan were used to pay down the balance on the HEI Facility, which increased the available borrowing capacity on the HEI Facility by $65 million. The loan contains provisions requiring the maintenance by HEI of certain financial ratios substantially consistent with those in HEI’s existing, amended and restated revolving unsecured credit agreement. The loan may be prepaid without penalty at any time, but proceeds from any debt capital market transactions over $50 million must first be applied to pay down the term loan.
On April 20, 2020, Hawaiian Electric closed on a $75 million 364-day revolving credit agreement (364-day Revolver) with a syndicate of four banks. Under the 364-day Revolver, draws bear interest at a floating rate at Hawaiian Electric’s option of either (i) a rate equal to an alternate base rate as defined in the agreement or (ii) a rate equal to an adjusted London interbank offered rate, as defined in the agreement, plus an applicable margin, requires annual fees for undrawn amounts, and terminates on April 19, 2021. The 364-day Revolver includes substantially the same financial covenant and customary representations and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result in the loan outstanding becoming immediately due and payable) consistent with those in Hawaiian Electric’s existing, amended and restated revolving unsecured credit agreement. As of June 30, 2020, Hawaiian Electric had no amounts outstanding on this revolving credit agreement.
On May 14, 2020, the Utilities issued, through a private placement pursuant to separate Note Purchase Agreements (the Note Purchase Agreements), the following unsecured senior notes bearing taxable interest (the Notes):

	Series 2020A	Series 2020B	Series 2020C
Aggregate principal amount	$80 million	$60 million	$20 million
Fixed coupon interest rate
Hawaiian Electric	3.31%	3.31%	3.96%
Hawaii Electric Light	3.96%
Maui Electric	3.31%	3.96%
Maturity date
Hawaiian Electric	5/1/2030	5/1/2030	5/1/2050
Hawaii Electric Light	5/1/2050
Maui Electric	5/1/2030	5/1/2050
Principal amount by company:
Hawaiian Electric	$50 million (Green Bond)	$40 million	$20 million
Hawaii Electric Light	$10 million	—	—
Maui Electric	$20 million	20 million	—
The Notes include substantially the same financial covenants and customary conditions as Hawaiian Electric’s credit agreement. Hawaiian Electric is also a party as guarantor under the Note Purchase Agreements entered into by Hawaii Electric Light and Maui Electric. All of the proceeds of the Notes were used by Hawaiian Electric, Hawaii Electric Light and Maui Electric to finance their capital expenditures and/or to reimburse funds used for the payment of capital expenditures. The Notes may be prepaid in whole or in part at any time at the prepayment price of the principal amount plus a “Make-Whole Amount.”
On May 19, 2020, Hawaiian Electric paid off and terminated $100 million term loan credit agreement dated as of December 23, 2019. In addition, Hawaiian Electric entered into a 364-day, $50 million term loan credit agreement that matures

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
on April 19, 2021. The term loan credit agreement includes substantially the same financial covenant and customary representations and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result in the loan outstanding becoming immediately due and payable) consistent with those in Hawaiian Electric’s existing, amended and restated revolving unsecured credit agreement. The loan may be prepaid without penalty at any time, but proceeds from any debt capital market transactions over $75 million must be first applied to pay down the term loan. Hawaiian Electric drew the full $50 million on May 19, 2020.

Note 6 · Shareholders’ equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2019	$2,481	$(1,613)	$(20,907)	$(20,039)	$(1,279)
Current period other comprehensive income (loss)	18,783	(1,982)	1,079	17,880	51
Balance, June 30, 2020	$21,264	$(3,595)	$(19,828)	$(2,159)	$(1,228)
Balance, December 31, 2018	$(24,423)	$(436)	$(25,751)	$(50,610)	$99
Current period other comprehensive income (loss)	23,593	(1,063)	410	22,940	47
Balance, June 30, 2019	$(830)	$(1,499)	$(25,341)	$(27,670)	$146

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI
	Three months ended June 30		Six months ended June 30		Affected line item in the
(in thousands)	2020	2019	2020	2019	Statements of Income / Balance Sheets
HEI consolidated
Net realized gains on securities included in net income	$(1,638)	$—	$(1,638)	$—	Gain on sale of investment securities, net
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	5,690	2,503	11,396	5,006	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	(5,159)	(2,298)	(10,317)	(4,596)	See Note 8 for additional details
Total reclassifications	$(1,107)	$205	$(559)	$410
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$5,184	$2,321	$10,368	$4,643	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	(5,159)	(2,298)	(10,317)	(4,596)	See Note 8 for additional details
Total reclassifications	$25	$23	$51	$47

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 7 · Revenues
Revenue from contracts with customers. The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended June 30, 2020				Six months ended June 30, 2020
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$187,590	$—	$—	$187,590	$377,856	$—	$—	$377,856
Electric energy sales - commercial	159,874	—	—	159,874	356,979	—	—	356,979
Electric energy sales - large light and power	176,467	—	—	176,467	392,687	—	—	392,687
Electric energy sales - other	1,779	—	—	1,779	5,237	—	—	5,237
Bank fees	—	7,211	—	7,211	—	18,767	—	18,767
Total revenues from contracts with customers	525,710	7,211	—	532,921	1,132,759	18,767	—	1,151,526
Revenues from other sources
Regulatory revenue	2,826	—	—	2,826	(12,478)	—	—	(12,478)
Bank interest and dividend income	—	59,829	—	59,829	—	124,804	—	124,804
Other bank noninterest income	—	7,674	—	7,674	—	10,881	—	10,881
Other	5,679	—	16	5,695	11,376	—	22	11,398
Total revenues from other sources	8,505	67,503	16	76,024	(1,102)	135,685	22	134,605
Total revenues	$534,215	$74,714	$16	$608,945	$1,131,657	$154,452	$22	$1,286,131
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$7,211	$—	$7,211	$—	$18,767	$—	$18,767
Services/goods transferred over time	525,710	—	—	525,710	1,132,759	—	—	1,132,759
Total revenues from contracts with customers	$525,710	$7,211	$—	$532,921	$1,132,759	$18,767	$—	$1,151,526

	Three months ended June 30, 2019				Six months ended June 30, 2019
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$195,868	$—	$—	$195,868	$371,613	$—	$—	$371,613
Electric energy sales - commercial	217,278	—	—	217,278	404,686	—	—	404,686
Electric energy sales - large light and power	231,869	—	—	231,869	430,795	—	—	430,795
Electric energy sales - other	3,774	—	—	3,774	7,852	—	—	7,852
Bank fees	—	11,632	—	11,632	—	22,865	—	22,865
Total revenues from contracts with customers	648,789	11,632	—	660,421	1,214,946	22,865	—	1,237,811
Revenues from other sources
Regulatory revenue	(20,360)	—	—	(20,360)	(14,153)	—	—	(14,153)
Bank interest and dividend income	—	66,155	—	66,155	—	134,643	—	134,643
Other bank noninterest income	—	3,900	—	3,900	—	7,231	—	7,231
Other	5,355	—	14	5,369	11,486	—	82	11,568
Total revenues from other sources	(15,005)	70,055	14	55,064	(2,667)	141,874	82	139,289
Total revenues	$633,784	$81,687	$14	$715,485	$1,212,279	$164,739	$82	$1,377,100
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$11,632	$—	$11,632	$—	$22,865	$—	$22,865
Services/goods transferred over time	648,789	—	—	648,789	1,214,946	—	—	1,214,946
Total revenues from contracts with customers	$648,789	$11,632	$—	$660,421	$1,214,946	$22,865	$—	$1,237,811
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at the beginning of the period or as of June 30, 2020. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
disclosed as accounts receivable and unbilled revenues, net on HEI’s condensed consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s condensed consolidated balance sheets.
As of June 30, 2020, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.
Note 8 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first six months of 2020, the Company contributed $17 million ($17 million by the Utilities) to its pension and other postretirement benefit plans, compared to $24 million ($23 million by the Utilities) in the first six months of 2019. The Company’s current estimate of total contributions to its pension and other postretirement benefit plans in 2020 is $71 million ($70 million by the Utilities, $1 million by HEI and nil by ASB), compared to $49 million ($48 million by the Utilities, $1 million by HEI and nil by ASB) in 2019. In addition, the Company expects to pay directly $3 million ($1 million by the Utilities) of benefits in 2020, compared to $2 million ($1 million by the Utilities) paid in 2019.
The components of net periodic pension costs (NPPC) and net periodic benefit costs (NPBC) for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended June 30				Six months ended June 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
HEI consolidated
Service cost	$18,362	$15,382	$631	$542	$36,725	$30,764	$1,262	$1,083
Interest cost	20,164	21,033	1,856	1,997	40,327	42,066	3,711	3,994
Expected return on plan assets	(28,465)	(27,999)	(3,039)	(3,086)	(56,931)	(55,997)	(6,077)	(6,172)
Amortization of net prior period (gain)/cost	2	(11)	(441)	(452)	5	(22)	(881)	(904)
Amortization of net actuarial (gains)/losses	8,058	3,839	51	(4)	16,115	7,678	101	(7)
Net periodic pension/benefit cost (return)	18,121	12,244	(942)	(1,003)	36,241	24,489	(1,884)	(2,006)
Impact of PUC D&Os	6,261	12,278	777	811	12,523	24,557	1,554	1,622
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$24,382	$24,522	$(165)	$(192)	$48,764	$49,046	$(330)	$(384)
Hawaiian Electric consolidated
Service cost	$17,891	$15,001	$625	$538	$35,782	$30,002	$1,251	$1,075
Interest cost	18,715	19,414	1,781	1,918	37,430	38,828	3,563	3,835
Expected return on plan assets	(26,857)	(26,164)	(2,990)	(3,036)	(53,712)	(52,328)	(5,980)	(6,071)
Amortization of net prior period (gain)/cost	3	2	(439)	(451)	5	4	(879)	(902)
Amortization of net actuarial losses	7,369	3,576	51	—	14,737	7,152	102	—
Net periodic pension/benefit cost (return)	17,121	11,829	(972)	(1,031)	34,242	23,658	(1,943)	(2,063)
Impact of PUC D&Os	6,261	12,278	777	811	12,523	24,557	1,554	1,622
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$23,382	$24,107	$(195)	$(220)	$46,765	$48,215	$(389)	$(441)
HEI consolidated recorded retirement benefits expense of $31 million ($29 million by the Utilities) in the first six months of 2020 and $29 million ($29 million by the Utilities) in the first six months of 2019 and charged the remaining net periodic benefit cost primarily to electric utility plant.
The Utilities have implemented pension and OPEB tracking mechanisms under which all of their retirement benefit expenses (except for executive life and nonqualified pension plan expenses) determined in accordance with GAAP are recovered over time. Under the tracking mechanisms, any actual costs determined in accordance with GAAP that are over/under

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
amounts allowed in rates are charged/credited to a regulatory asset/liability. The regulatory asset/liability for each utility will then be amortized over 5 years beginning with the respective utility’s next rate case.
Defined contribution plans information.  For the first six months of 2020 and 2019, the Company’s expenses for its defined contribution plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $3.7 million and $3.6 million, respectively, and cash contributions were $4.6 million and $4.9 million, respectively. For the first six months of 2020 and 2019, the Utilities’ expenses for its defined contribution plan under the HEIRSP were $1.4 million and $1.3 million, respectively, and cash contributions were $1.4 million and $1.3 million, respectively.
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
As of June 30, 2020, approximately 3.0 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 0.7 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. In June 2019, an additional 300,000 shares were made available for issuance under the 2011 Director Plan. As of June 30, 2020, there were 274,163 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2020	2019	2020	2019
HEI consolidated
Share-based compensation expense [1]	$2.4	$3.7	$4.1	$5.9
Income tax benefit	0.4	0.7	0.7	0.9
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.4	1.1	1.2	1.8
Income tax benefit	0.1	0.2	0.2	0.3
1 For the three and six months ended June 30, 2020 and 2019, the Company has not capitalized any share-based compensation.
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

	Three months ended June 30		Six months ended June 30
(dollars in millions)	2020	2019	2020	2019
Shares granted	35,632	35,580	36,100	35,580
Fair value	$1.3	$1.5	$1.3	$1.5
Income tax benefit	0.3	0.4	0.3	0.4
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI common stock on the grant date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended June 30				Six months ended June 30
	2020		2019		2020		2019
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	203,441	$40.67	211,225	$35.28	207,641	$35.36	200,358	$33.05
Granted	916	37.90	—	—	78,595	47.99	94,559	37.68
Vested	—	—	—	—	(77,719)	34.19	(76,712)	32.61
Forfeited	—	—	(2,600)	35.56	(4,160)	35.81	(9,580)	33.82
Outstanding, end of period	204,357	$40.65	208,625	$35.28	204,357	$40.65	208,625	$35.28
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—		$3.8		$3.6
(1) Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the first six months of 2020 and 2019, total restricted stock units and related dividends that vested had a fair value of $4.2 million and $3.2 million, respectively, and the related tax benefits were $0.7 million and $0.5 million, respectively.
As of June 30, 2020, there was $6.9 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.9 years.
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
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended June 30				Six months ended June 30
	2020		2019		2020		2019
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	90,616	$42.08	98,311	$39.61	96,402	$39.62	65,578	$38.81
Granted	—	—	—	—	24,630	48.62	34,647	41.07
Vested (issued or unissued and cancelled)	—	—	—	—	(29,409)	39.51	—	—
Forfeited	—	—	—	—	(1,007)	41.72	(1,914)	38.62
Outstanding, end of period	90,616	$42.08	98,311	$39.61	90,616	$42.08	98,311	$39.61
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—		$1.2		$1.4
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
For the six months ended June 30, 2020, total vested LTIP awards linked to TSR and related dividends had a fair value of $2.6 million and the related tax benefits were $0.4 million. There were no share-based LTIP awards linked to TSR with a vesting date in 2019.
As of June 30, 2020, there was $1.9 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.4 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended June 30				Six months ended June 30
	2020		2019		2020		2019
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	336,344	$39.64	407,090	$35.12	403,768	$35.15	276,169	$33.80
Granted	—	—	—	—	98,522	48.10	138,580	37.68
Vested	—	—	—	—	(135,804)	33.48	—	—
Increase above target (cancelled)	(38,821)	34.12	—	—	(64,932)	34.12	—	—
Forfeited	—	—	—	—	(4,031)	39.67	(7,659)	33.91
Outstanding, end of period	297,523	$40.37	407,090	$35.12	297,523	$40.37	407,090	$35.12
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$—		$—		$4.7		$5.2
(1) Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the six months ended June 30, 2020, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $7.6 million and the related tax benefits were $1.2 million. There were no share-based LTIP awards linked to other performance conditions with a vesting date in 2019.
As of June 30, 2020, there was $6.8 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.6 years.
Note 10 · Income taxes
The Company’s and the Utilities’ effective tax rates (combined federal and state income tax rates) were 17% and 19%, respectively, for the six months ended June 30, 2020. These rates differed from the combined statutory rates, due primarily to the Utilities’ amortization of excess deferred income taxes related to the provision in the Tax Act that lowered the federal income tax rate from 35% to 21%, the tax benefits derived from the low income housing tax credit investments and the non-taxability of the bank-owned life insurance income. The Company’s and the Utilities’ effective tax rates were 19% and 21%, respectively, for the six months ended June 30, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 11 · Cash flows

Six months ended June 30	2020	2019
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates, net of amounts capitalized	$50	$53
Income taxes paid (including refundable credits)	—	46
Income taxes refunded (including refundable credits)	—	4
Hawaiian Electric consolidated
Interest paid to non-affiliates	32	34
Income taxes paid (including refundable credits)	—	46
Income taxes refunded (including refundable credits)	—	4
Supplemental disclosures of noncash activities
HEI consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	3	1
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	34	30
Reduction of long-term debt from funds previously transferred for repayment (financing)	82	—
Right-of-use assets obtained in exchange for operating lease obligations (investing)	20	2
Common stock issued (gross) for director and executive/management compensation (financing)[1]	16	5
Real estate transferred from property, plant and equipment to other assets held-for-sale (investing)	—	9
Obligations to fund low income housing investments (investing)	—	6
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	3	1
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	30	27
Reduction of long-term debt from funds previously transferred for repayment (financing)	82	—
Right-of-use assets obtained in exchange for operating lease obligations (investing)	16	1
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
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

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
June 30, 2020
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,389,633	$—	$1,360,806	$28,827	$1,389,633
Held-to-maturity investment securities	124,623	—	131,131	—	131,131
Stock in Federal Home Loan Bank	9,880	—	9,880	—	9,880
Loans, net	5,393,653	—	37,345	5,540,050	5,577,395
Mortgage servicing rights	9,647	—	—	10,328	10,328
Derivative assets	70,190	—	2,341	—	2,341
Financial liabilities
HEI consolidated
Deposit liabilities	657,627	—	663,296	—	663,296
Short-term borrowings—other than bank	131,180	—	131,180	—	131,180
Other bank borrowings	124,975	—	124,966	—	124,966
Long-term debt, net—other than bank	2,070,224	—	2,427,374	—	2,427,374
Derivative liabilities	81,861	287	4,843	—	5,130
Hawaiian Electric consolidated
Short-term borrowings	49,919	—	49,919	—	49,919
Long-term debt, net	1,574,955	—	1,895,365	—	1,895,365
December 31, 2019
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,232,826	$—	$1,204,229	$28,597	$1,232,826
Held-to-maturity investment securities	139,451	—	143,467	—	143,467
Stock in Federal Home Loan Bank	8,434	—	8,434	—	8,434
Loans, net	5,080,107	—	12,295	5,145,242	5,157,537
Mortgage servicing rights	9,101	—	—	12,379	12,379
Derivative assets	25,179	—	300	—	300
Financial liabilities
HEI consolidated
Deposit liabilities	769,825	—	765,976	—	765,976
Short-term borrowings—other than bank	185,710	—	185,710	—	185,710
Other bank borrowings	115,110	—	115,107	—	115,107
Long-term debt, net—other than bank	1,964,365	—	2,156,927	—	2,156,927
Derivative liabilities	51,375	33	2,185	—	2,218
Hawaiian Electric consolidated
Short-term borrowings	88,987	—	88,987	—	88,987
Long-term debt, net	1,497,667	—	1,670,189	—	1,670,189

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2020			December 31, 2019
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$—	$1,226,985	$—	$—	$1,026,385	$—
U.S. Treasury and federal agency obligations	—	102,414	—	—	117,787	—
Corporate bonds	—	31,407	—	—	60,057	—
Mortgage revenue bonds	—	—	28,827	—	—	28,597
	$—	$1,360,806	$28,827	$—	$1,204,229	$28,597
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$2,341	$—	$—	$297	$—
Forward commitments (bank segment)[1]	—	—	—	—	3	—
	$—	$2,341	$—	$—	$300	$—
Derivative liabilities
Forward commitments (bank segment)[1]	$287	$—	$—	$33	$12	$—
Interest rate swap (Other segment)[2]	—	4,843	—	—	2,173	—
	$287	$4,843	$—	$33	$2,185	$—
1  Derivatives are carried at fair value in other assets or other liabilities in the balance sheets with changes in value included in mortgage banking income.
2  Derivatives are included in other liabilities in the balance sheets.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Three months ended June 30		Six months ended June 30
Mortgage revenue bonds	2020	2019	2020	2019
(in thousands)
Beginning balance	$28,726	$27,970	$28,597	$23,636
Principal payments received	—	—	—	—
Purchases	101	196	230	4,530
Unrealized gain (loss) included in other comprehensive income	—	—	—	—
Ending balance	$28,827	$28,166	$28,827	$28,166
ASB holds two mortgage revenue bonds issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of June 30, 2020, the weighted average discount rate was 2.15%, which was derived by incorporating a credit spread over the one month LIBOR rate. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

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

		Fair value measurements using
(in thousands)	Balance	Level 1	Level 2	Level 3
June 30, 2020
Mortgage servicing rights	$5,419	$—	$—	$5,419
December 31, 2019
Loans	25	—	—	25
For the six months ended June 30, 2020 and 2019, there were no adjustments to fair value for ASB’s loans held for sale.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value (1)
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
June 30, 2020
Mortgage servicing rights	$5,419	Discounted cash flow	Prepayment Speed	13.9% - 18.4%	16.6%
			Discount rate	9.3%	9.3%
December 31, 2019
Residential land	$25	Fair value of property or collateral	Appraised value less 7% selling cost	N/A (2)	N/A (2)
Total loans	$25
(1) Represents percent of outstanding principal balance.
(2) N/A - Not applicable. There is one asset in each fair value measurement type.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2019 Form 10-K and should be read in conjunction with such discussion and the 2019 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2019 Form 10-K, as well as the quarterly (as of and for the six months ended June 30, 2020) condensed consolidated financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
Recent developments—COVID-19.
On March 11, 2020, the World Health Organization declared the virus strain severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), and the resulting disease COVID-19, to be a pandemic. In response, the Governor of the State of Hawaii issued a number of emergency and supplementary proclamations to limit the spread of the virus. These actions have significantly reduced the number of new cases, allowing the state to move toward a reopening of the Hawaii economy. Currently, generally all business activities have resumed, with the exception of activities related to large venues and clubs, and are allowed as long as social distancing and Safe Practices (as defined in the proclamations) are followed. Travelers from out of state are subject to a 14-day quarantine upon arrival; however, beginning September 1, 2020, travelers that test negative for COVID-19 within 72 hours of arrival and present valid documentation will not be subject to the mandatory 14-day quarantine. In addition to the restrictions imposed within Hawaii, due to the numerous other state and local jurisdictions around the world that have imposed “shelter-in-place” orders, quarantines, and similar government orders and restrictions, and in particular, travel restrictions that directly impact Hawaii tourism, economic activity in the state has been severely impacted. See “Economic Conditions” for further discussion.
The Company’s Incident Management Team, composed of senior executives across the Company, continues to monitor and manage the COVID-19 situation. Regular updates are provided to the boards of directors of the Company and its subsidiaries to discuss key focus areas, including employee and customer safety, operations, liquidity, cybersecurity, and internal controls over financial reporting. The Company’s top priority remains unchanged, which is to ensure the safety and well-being of our customers, our employees, their families and the community, while at the same time continuing to deliver essential electric and banking services. To protect its employees, customers and minimize community spread of the coronavirus, the Company’s moratorium on non-essential business travel and a mandatory work-from-home policy for all personnel that can perform their work remotely remains in effect. Such work-from-home mandates have not impaired the Company’s ability to maintain effective internal controls over financial reporting and related disclosures. For personnel that cannot perform their work remotely, the Company has taken steps to protect these employees, including implementing practices related to employee and facilities hygiene, in order to ensure the reliability and resilience of its operations. For example, at the Utilities, plant operators and operations crews have been separated into distinct teams with no overlap of personnel in order to mitigate transmission risk amongst critical personnel and to minimize the risk of not having appropriate backup personnel available to perform essential functions. Similarly, at ASB, branch operations continue to serve the community, but the number of open branches has been reduced to match reduced customer volumes, protect employees, and minimize community transmission risk.
The Company has extended various programs to support its customers and the community during this difficult and challenging time. For example, Hawaiian Electric has suspended, through September 1, 2020, customer disconnections for nonpayment and is working closely with impacted customers on payment plans. At ASB, borrowers that are experiencing financial hardship may be eligible to receive a loan forbearance, deferment or extension for up to three months. Additionally, late fee waivers may be granted for up to three months and ATM fees were waived through July 1, 2020. ASB has also secured loans totaling more than $370 million for affected businesses under the Paycheck Protection Program (PPP). Through the PPP, which was established under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and implemented by the United States Small Business Association, ASB has helped approximately 4,100 small businesses, which support roughly 40,000 jobs that contribute to economic activity in Hawaii. See “Recent Developments—COVID-19” in the Bank section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
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

RESULTS OF OPERATIONS

	Three months ended June 30, 2020		%
(in thousands)	2020	2019	change	Primary reason(s)*
Revenues	$608,945	$715,485	(15)	Decrease for the electric utility and bank segments
Operating income	71,556	72,634	(1)	Decrease for the bank segment, partly offset by increase for electric utility segment
Net income for common stock	48,887	42,512	15	Increase due to higher net income at electric utility segment, partly offset by lower net income at the bank segment

	Six months ended June 30		%
(in thousands)	2020	2019	change	Primary reason(s)*
Revenues	$1,286,131	$1,377,100	(7)	Decrease for the electric utility and bank segments
Operating income	131,258	150,571	(13)	Primarily due to decrease for the bank segment
Net income for common stock	82,307	88,200	(7)	Decrease due to lower net income at the bank segment, partly offset by higher net income at electric utility segment and lower losses at the Other segment. See below for effective tax rate explanation
*  Also, see segment discussions which follow.
The Company’s effective tax rate for the second quarters of 2020 and 2019 was 18% for both periods. The Company’s effective tax rates for the first six months of 2020 and 2019 were 17% and 19%, respectively. The effective tax rates were lower for the six months ended June 30, 2020 compared to the same period in 2019 due primarily to higher amortization in 2020 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in federal income tax rate and an increase in excess tax benefits.
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
Hawaii’s economy began to weaken in the latter part of March 2020 due to the effects of the COVID-19 pandemic, which forced a statewide stay-at-home, work-from-home declaration that began March 25th, shuttered many businesses, including hotels, restaurants, bars, and other gathering places, led to an overwhelming surge in unemployment claims, and impacted the tourism industry with a significant reduction to visitor arrivals. Starting in June 2020, restrictions were gradually lifted and most business activities resumed (with operations modified as required under state guidelines), other than those related to clubs and large venues, but the mandatory 14-day quarantine for travelers entering the state remains in effect at least through August. The most recent interim forecast by UHERO, which was issued on May 28, 2020, forecasts full year 2020 real GDP contraction of 11.1%, decline in total visitor arrivals of 59.6%, decline in real personal income of 5.3%, and an unemployment rate of 18.2%. However, federal fiscal and monetary policy response is expected to cushion the economic impact of the pandemic.
The CARES Act was passed by Congress and signed into law by President Trump on March 27th, 2020. The economic relief package totals more than $2 trillion and provides direct economic support to businesses and individuals. Hawaii has received more than $7 billion through various federal assistance programs, including the CARES Act, that will help attenuate the impact to Hawaii’s economy.
On April 8, 2020, the Governor issued a proclamation appointing Alan Oshima, former CEO of the Utilities, to lead Hawaii’s efforts to develop and implement a plan for economic recovery. The “Hawaii Economic and Community Recovery & Resiliency Plan” includes a concurrent three-part strategy to address both the economic and community impacts of COVID-19 in the areas of stabilization, recovery and resiliency. Under the plan, the Beyond Recovery: Reopening Hawaii strategy conveys Hawaii’s coordinated, statewide strategy to address the COVID-19 health and economic crisis. The reopening strategy outlines a phased approach to pivot from the COVID-19 public health emergency to renew and rebuild our communities into a stronger and more resilient Hawaii moving forward. However, due to the uncertainty surrounding the timing and effectiveness of efforts to contain the spread of the virus while reopening the economy, the pace and the extent of the recovery cannot be predicted at this time.

See “Recent Developments—COVID-19” in the Electric Utility and Bank MD&As for further discussion of the economic impact caused by the pandemic.
Hawaii’s tourism industry, a significant driver of Hawaii’s economy, suffered dramatically with a decline of 58.5% in visitor arrivals through the first six months of the year primarily due to travel restrictions amid the COVID-19 pandemic. Effective March 26, 2020, a mandatory 14-day self-quarantine was ordered for all travelers, both residents and visitors, to the islands including inter-island travelers. The mandatory quarantine for inter-island travel was lifted on June 16, 2020, but the mandatory 14-day quarantine remains in place at least through August for all visitors and residents returning from outside the State. As a result, between April 1, 2020 and June 30, 2020, daily passenger counts declined by over 97% to 876 passengers on average per day compared to the same time period in 2019.
Due to the effects of the measures to contain the COVID-19 pandemic, Hawaii’s seasonally adjusted unemployment rate in June 2020 was 13.9%, which was substantially higher compared to the June 2019 rate of 2.7%. The national unemployment rate rose to 11.1% in June 2020 compared to 3.7% in June 2019. Hawaii’s unemployment rate is expected to decrease as restrictions are eased on travel. Year-to-date through July 25, 2020, there were 323,165 initial unemployment claims filed with the State compared to 37,598 initial claims, or an increase of 760%, during the same period in 2019.
Hawaii real estate activity through June 2020, as indicated by the home resale market, resulted in an increase in the median sales price of 2.1% for condominiums and 1.3% for single family homes through the same period in 2019. The number of closed sales was down 22.0% for condominiums and 4.8% for single family residential homes through June 2020 compared to same time period of 2019.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. The price of crude oil decreased dramatically during the first half of 2020 and has begun to stabilize at levels lower than last year. Lower fuel prices will benefit customers in the form of lower bills given the high proportion of fuel cost in the cost per kWh, but the benefit will be realized over time as existing inventory levels procured at higher cost are drawn down.
At its June 10, 2020 meeting, the Federal Open Market Committee (FOMC) decided to maintain the federal funds rate target range of 0%-0.25%. The FOMC indicated that it will continue to monitor the implications of the COVID-19 pandemic and take further actions to support the flow of credit to households and businesses by addressing strains in the markets. The Federal Reserve stated that it will increase its holdings of Treasury securities and agency residential and commercial mortgage-backed securities at least at the current pace to support the flow of credit to households and businesses in order to sustain smooth market functioning, thereby fostering effective transmission of monetary policy to broader financial conditions.
The Company expects that the negative trends and uncertainties in the multiple sectors described above will result in a significant economic downturn that may have a material unfavorable impact on the Company’s net revenues or income from continuing operations in 2020.

“Other” segment.

	Three months ended June 30,		Six months ended June 30
(in thousands)	2020	2019	2020	2019	Primary reason(s)
Revenues	$16	$14	$22	$82
Operating loss	(4,738)	(4,312)	(8,397)	(9,057)
The second quarters of 2020 and 2019 include $0.9 million and $1.2 million, respectively, of operating income from Pacific Current[1]. Second quarter 2020 corporate expense was comparable to the second quarter of 2019. The first six months of 2020 and 2019 include $1.8 million and $1.4 million, respectively, of operating income from Pacific Current[1]. The first six months of 2020 corporate expense was $0.3 million lower compared to the same period of 2019, primarily due to lower professional fees.

Net loss	(7,456)	(7,078)	(13,702)	(14,355)	The net loss for the second quarter of 2020 was higher than the net loss for the second quarter of 2019 due to the same factors cited for the change in operating loss. The net loss for the first six month of 2020 was lower than the net loss for the first six months of 2019 due to the same factors cited for the change in operating loss.
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
FINANCIAL CONDITION
Liquidity and capital resources. In the first quarter of 2020, the capital markets, including the commercial paper markets, experienced high levels of volatility, and in some cases, disruption. As a result, in March 2020, due to elevated concerns regarding corporate credit risk, the commercial paper markets experienced significantly less liquidity, particularly for tier-3 issuers. As a consequence, HEI and Hawaiian Electric were unable to place commercial paper at reasonable rates and instead borrowed under their respective backup revolving credit facilities (floating rate at an adjusted London interbank offered rate, as defined in the agreements, plus 137.5 basis points or an alternate base rate, as defined in the agreements, plus 37.5 basis points). In the second quarter of 2020, conditions gradually improved in the commercial paper market for tier-3 issuers, and as a result, HEI returned to the commercial paper markets for its short-term borrowings at average rates that are lower than the average rates before the pandemic. As of June 30, 2020, HEI and Hawaiian Electric had $16.5 million and nil in commercial paper outstanding, respectively.

As of June 30, 2020, there was no balance on HEI’s revolving credit facility and the available committed capacity under the revolving credit facility was $150 million. As of June 30, 2020, there was no balance on Hawaiian Electric’s revolving credit facilities and the available committed capacity under the revolving credit facilities was $275 million. As of June 30, 2020, ASB’s unused FHLB borrowing capacity was approximately $2.2 billion.
The Company expects that its liquidity will continue to be moderately impacted due to COVID-19. For the Utilities, the high level of unemployment in the state and the moratorium on customer disconnections (which moratorium is currently in place through September 1, 2020) are expected to result in higher accounts receivable balances, bad debt expense and write-offs. Additionally, lower kWh sales generally result in delayed timing of cash flows, resulting in higher working capital requirements (see “Recent Developments—COVID-19” in the Electric Utility MD&A). At ASB, liquidity remains at satisfactory levels. ASB’s cash and cash equivalents was $507.0 million as of June 30, 2020, up from $178.4 million as of December 31, 2019. ASB remains well above the “well capitalized” level, but there continues to be significant uncertainty regarding COVID-19’s impact on loan performance and the allowance for credit losses (see “Recent Developments — COVID-19” in the Bank MD&A).
To preserve and enhance the Company’s liquidity position, in light of the significant and ongoing uncertainty regarding the potential scale and duration of the COVID-19 pandemic and its impact on the global economy, the Company took a number of steps. First, on April 20, 2020, HEI borrowed $65 million under a 364-day term loan to refinance the outstanding amounts under its revolving credit facility and thereby increase the available committed borrowing capacity under its revolving credit facility. Additionally, on April 20, 2020, the Utilities added an incremental $75 million in committed revolving credit capacity at Hawaiian Electric with a 364-day revolving credit facility (see Note 5 of the Condensed Consolidated Financial Statements). The Utilities also launched and closed a $160 million private placement of taxable debt on May 14, 2020, the proceeds of which were used to finance capital expenditures, repay short-term debt used to finance or refinance capital expenditures, and reimburse funds for payment of capital expenditures. In addition, $50 million of an existing 364-day term loan was refinanced with a new $50 million term loan maturing in April 2021. As of June 30, 2020 the total amount of available borrowing capacity under the Company’s committed lines of credit was approximately $408 million, which was an increase of approximately $194 million compared to December 31, 2019. HEI and the Utilities have no remaining long-term debt maturities in 2020.

In addition to the foregoing financing transactions, in order to further enhance the Company’s liquidity position, the Company has deferred, pursuant to section 2302 of the CARES Act, the payment of the applicable employer portion of Old-Age, Survivors and Disability Insurance payroll tax deposits that are due in 2020, but arose subsequent to the enactment of the CARES Act, which is estimated to be approximately $10 million. Fifty percent of the deferred payroll taxes will be paid in each of December 2021 and December 2022. The Company is also deferring approximately $5.8 million per month in planned monthly pension contributions, to be paid later in the year, to further strengthen its liquidity position. If further liquidity is necessary, which is not contemplated at this time, the Utilities could also reduce the pace of capital spending related to non-essential projects. Additionally, the Company has the option to issue new shares rather than purchase currently outstanding shares on the open market to satisfy share issuances under its Dividend Reinvestment and Stock Purchase Plan (DRIP) program. The estimated amount of capital that could be preserved by issuing new shares, rather than utilizing open market purchases, is estimated to be approximately $30 million on an annual basis, based on historical demand, but such future amount is dependent on a number of factors, including, without limitation, future share prices, number of shares/participants in the DRIP program, and the amount of new investment in HEI’s stock by DRIP participants.
The Company believes that its ability to generate cash, both internally from electric utility and banking operations and externally from issuances of equity and debt securities, as well as bank borrowings, is adequate to maintain sufficient liquidity to fund its contractual obligations and commercial commitments, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other cash requirements. However, the COVID-19 pandemic is a rapidly evolving situation, and the Company cannot predict the extent or duration of the outbreak, the future effects that it will have on the global, national or local economy, including the impact on the Company’s cost of capital and its ability to access additional capital, or the future impacts on the Company’s financial position, results of operations, and cash flows. See Item 1A. “Risk Factors” in Part II for further discussion of risks and uncertainties.
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	June 30, 2020		December 31, 2019
Short-term borrowings—other than bank	$131	3%	$186	4%
Long-term debt, net—other than bank	2,070	46	1,964	44
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,291	50	2,280	51
	$4,526	100%	$4,464	100%

HEI’s commercial paper borrowings and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Six months ended June 30, 2020	June 30, 2020	December 31, 2019
Commercial paper	$35	$17	$97
Line of credit draws	13	—	—
Undrawn capacity under HEI’s line of credit facility		150	150
Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s external short-term borrowings during the first six months of 2020 was $99 million.
HEI has a $150 million line of credit facility with no amounts outstanding at June 30, 2020. See Note 5 of the Condensed Consolidated Financial Statements.
There were no new issuances of common stock through the DRIP, HEIRSP or the ASB 401(k) Plan in the six months ended June 30, 2020 and 2019 and HEI satisfied the share purchase requirements of the DRIP, HEIRSP and ASB 401(k) Plan through open market purchases of its common stock.
For the first six months of 2020, net cash provided by operating activities of HEI consolidated was $197 million. Net cash used by investing activities for the same period was $629 million, primarily due to capital expenditures, ASB’s purchases of available-for-sale investment securities and ASB’s net increase in loans, partly offset by ASB’s receipt of repayments from and sales of available-for-sale investment securities. Net cash provided by financing activities during this period was $808 million as a result of several factors, including net increases in ASB’s deposit liabilities and other bank borrowings and the issuances of short-term and long-term debt, partly offset by net decrease in short-term borrowings, repayment of short-term and long-term debt and funds transferred for repayment of long-term debt and payment of common stock dividends. During the first six months of 2020, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $54 million and $28 million, respectively.
Dividends.  The payout ratios for the first six months of 2020 and full year 2019 were 88% and 64%, respectively. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company and current and expected future economic conditions, including impacts from the COVID-19 pandemic.
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
Allowance for credit losses. The Company considers the policies related to the allowance for credit losses as critical to the financial statement presentation. The allowance for credit losses applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes, but is not limited to loans, loan commitments and held-to-maturity securities. In addition, the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration were amended. The other-than-temporary impairment model of accounting for credit losses on AFS debt securities was replaced with an estimate of expected credit losses only when the fair value is below the amortized cost of the asset. The credit loss models use a probability-of-default, loss given default and exposure at default methodology to estimate the expected credit losses. Within each model or calculation, loans are further segregated based on additional risk characteristics specific to that loan type, such as risk rating, FICO score, bankruptcy score, age of loan and collateral. The Company uses both internal and external historical data, as appropriate, and a blend of economic forecasts to estimate credit losses over a reasonable and supportable forecast period and then reverts to a longer-term historical loss experience to arrive at lifetime expected credit losses. The reversion period incorporates forward-looking expectations about repayments (including prepayments) as determined by the Company’s asset liability management system. See “Recent Accounting Pronouncements” in Note 1 of the Condensed Consolidated Financial Statements for further discussion of the Company’s allowance for credit losses.
Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.

Electric utility
Recent developments—COVID-19
See also Recent developments—COVID-19 in HEI’s MD&A.
Economic conditions in Hawaii continue to be severely impacted by the COVID-19 pandemic. Statewide daily passenger counts remain depressed, and unemployment stood at 13.9% as of June 30, 2020. As a consequence of the significant decline in economic activity, the demand for electricity was adversely impacted. In the second quarter of 2020, kWh sales were down 11.6% compared with the same quarter in 2019. For the full year, the Utilities expect the level of kWh sales to be 6%-12% below sales levels achieved in 2019. Although the Utilities continue to expect lower sales due to COVID-19, the Utilities expect the RPS achievement to be closer to, but still above, the 30% statutory requirement by December 31, 2020.
While the Utilities do not expect electric energy revenues to be significantly impacted due to the decoupling mechanism, which allows recovery of the difference between PUC approved target revenues and recorded adjusted revenues regardless of the level of kWh sales, the timing of customer collections would be delayed (or accelerated) if the level of kWh sales decreases below (or increases above) the estimated kWh sales. See “Decoupling” in Note 3 of the Condensed Consolidated Financial Statements for a discussion of decoupling. Annually, the Utilities submit a decoupling filing to the PUC, which requests recovery by the utility (or refund to customers) of the difference between recorded adjusted revenues and target revenues under the RBA. The difference is collected or refunded through an adjustment to customer rates in the following year based on estimated sales, starting on June 1st of that following year, which has an impact on the timing of the Utilities’ cash flow. Additionally, although the Utilities’ decoupling mechanism allows for collection under the RBA, the RBA balance accrues interest only at the short-term debt rate from the last rate case (1.75% for Hawaiian Electric, 1.5% for Hawaii Electric Light and 3.0% for Maui Electric). As of June 30, 2020, the RBA credit balance related to decoupling revenues was approximately $17 million, a decrease in the credit balance by $7.8 million, or 32% since March 31, 2020. While the billed accounts receivable balances as of June 30, 2020 of $138 million is 9.7% lower than the billed accounts receivable balances as of December 31, 2019, due to lower fuel prices resulting in lower bills, the past due accounts receivable balance has increased by $6 million or 19% since December 31, 2019. The increase is primarily driven by the state mandated stay-at-home order, which was lifted on July 1, 2020, as well as the pandemic’s impact on the tourism industry resulting in higher unemployment rate, moratorium on customer disconnections (which moratorium is currently in place through September 1, 2020) and, for certain customers, the inability to make payment on their accounts. To address the financing requirement related to the delayed timing of cash flows collected under the decoupling mechanism through the RBA and the modest slowing or reduction in accounts receivable collections from customers, the Utilities have completed a number of steps to enhance their liquidity position. See “Financial Condition—Liquidity and capital resources” for additional information.
The Utilities provide an essential service to the State of Hawaii, and have continued to operate to protect the health and safety of employees and customers and to ensure system reliability, and have been following the Governor’s directive that the Utilities take necessary measures to ensure they can operate in the normal course. The Utilities have also implemented certain aspects of their business continuity plans, which includes the activation of its Incident Management Team to closely manage the response to the pandemic and have implemented practices related to employee and facilities hygiene in order to ensure the reliability and resilience of their operations. For example, plant operators and operations crews have been separated into distinct teams with no overlap of personnel in order to mitigate transmission risk amongst critical personnel and to minimize the risk of not having appropriate backup personnel available to perform essential functions. Plans have been developed in the event sequestration of critical personal is required. In the second quarter of 2020, the PUC approved the deferral of certain COVID-19 related expenses, such as higher bad debt expense, higher financing costs, non-collection of late payment fees, and sequestration costs for mission-critical employees. As of June 30, 2020, these costs, which have been deferred and recorded as a regulatory asset, totaled approximately $6.5 million (see also discussion under Item 1A. “Risk Factors” and “Regulatory assets for COVID-19 costs” in Note 3 of the Condensed Consolidated Financial Statements). Looking forward, the prolonged impact of COVID-19 could adversely affect the ability of the Utilities’ contractors, suppliers, IPPs, and other business partners to perform or fulfill their obligations, or require modifications to existing contracts, which could adversely affect the Utilities’ business, increase expenses, and impact the Utilities’ ability to achieve their RPS goals beyond 2020. Additionally, while the state’s aggressive response to the pandemic has dramatically reduced the spread of the coronavirus, the measures taken have had a severe economic impact on the state’s businesses and residents, which may influence the PUC’s actions regarding requested rate increases. See “Item 1A. Risk Factors” in Part II for additional discussion of risks.
At this time, the Utilities are not able to predict what the full impact of the COVID-19 pandemic will have on its results of operations, financial position and cash flows because it is uncertain the extent to which the virus can be contained and the extent to which protective measures to prevent the spread of the virus will be in place.
For a discussion regarding the impact of economic conditions caused by the COVID-19 pandemic on the Utilities’ liquidity and capital resources, see discussion under “Financial Condition–Liquidity and capital resources.”

RESULTS OF OPERATIONS

Three months ended June 30,		Increase
2020	2019	(decrease)		(dollars in millions, except per barrel amounts)
$534	$634	$(100)		Revenues. Net decrease largely due to:
			$(76)	lower fuel oil prices and lower kWh generated[1]
			(29)	lower purchased power energy prices and lower kWh purchased[2]
			(2)	higher cost savings from ERP system implementation to be returned to customers in future rates
			5	higher electric rates
			1	higher PIM revenue due to an adjustment made in 2019 related to 2018 reliability performance incentives
			1	higher MPIR revenue (increase for West Loch PV project and Grid Modernization project)
112	182	(70)		Fuel oil expense[1]. Decrease largely due to lower fuel oil prices coupled with lower kWh generated
137	163	(26)		Purchased power expense[1,2]. Decrease largely due to lower purchased power energy price coupled with lower kWh purchased
110	119	(9)		Operation and maintenance expenses. Net decrease largely due to:
			(4)	less generating unit overhauls performed in 2020
			(3)	PUC approval to defer COVID-19 related bad debt expenses recorded in the first quarter to a regulatory asset
			(2)	lower labor due to lower staffing and reduction in overtime
			(2)	less station maintenance work performed
			1	higher medical premium costs
			1	leased office demolition costs
107	114	(7)		Other expenses. Decrease due to lower revenue taxes offset in part by higher depreciation in 2020 for plant investment in 2019
68	56	12		Operating income. Increase due to lower operation and maintenance, coupled with higher electric rates, PIM revenue and MPIR revenue, offset in part by higher depreciation expenses
53	41	12
Income before income taxes. Increase due to lower operation and maintenance expense, higher electric rates, higher PIM revenue, higher MPIR revenue, and lower interest expense related to the hybrid securities redemption replaced with lower cost debt (in May 2019) and refinancing of revenue bonds (in July 2019) at lower rates, offset in part by higher depreciation expense and lower AFUDC

42	33	9		Net income for common stock. Increase due to lower operating expenses, coupled with higher electric rates, higher PIM revenue and higher MPIR revenue
1,874	2,119	(245)		Kilowatthour sales (millions)[3]
$63.12	$88.38	$(25.26)		Average fuel oil cost per barrel

Six months ended June 30		Increase
2020	2019	(decrease)		(dollars in millions, except per barrel amounts)
$1,132	$1,212	$(80)		Revenues. Net decrease largely due to:
			$(63)	lower fuel oil prices and lower kWh generated[1]
			(21)	lower purchased power energy prices and lower kWh purchased[2]
			(4)	higher cost savings from ERP system implementation to be returned to customers in future rates
			7	higher electric rates
			2	higher MPIR revenue (increase for West Loch PV project and Grid Modernization project)
286	342	(56)		Fuel oil expense[1]. Decrease largely due to lower fuel oil prices coupled with lower kWh generated
277	297	(20)		Purchased power expense[1,2]. Decrease largely due to lower purchased power energy prices coupled with lower kWh purchased
237	237	—		Operation and maintenance expenses.
			(5)	less generating unit overhauls performed in 2020
			(2)	lower labor due to lower staffing and reduction in overtime
			(2)	less station maintenance work performed
			1	higher medical premium costs
			1	leased office demolition costs
			2	higher outside services for system support (Interactive Voice Response, Customer Information System, Energy Management and development of portal for CBRE)
			2	increase in vegetation management work
			3	2019 PUC approval of deferral treatment for previously-incurred expense to modify existing generating units on Maui to run at lower loads in order to accept more renewable generation
220	223	(3)		Other expenses. Decrease due to lower revenue taxes offset in part by higher depreciation expense in 2020 for plant investments in 2019
112	112	—		Operating income. Higher electric rates and higher MPIR revenue offset by higher depreciation expense
83	83	—
Income before income taxes. Higher electric rates, higher MPIR revenue and lower interest expense due to the hybrid securities redemption replaced with lower cost debt (in May 2019) and refinancing of revenue bonds (in July 2019) at lower rates, offset by higher depreciation expense and lower AFUDC

66	65	1		Net income for common stock. Increase due to higher electric rate and MPIR revenue offset in part by higher depreciation expense. See below for effective tax rate explanation
3,880	4,035	(155)		Kilowatthour sales (millions)[3]
$72.77	$84.44	$(11.67)		Average fuel oil cost per barrel
465,953	464,281	1,672		Customer accounts (end of period)
1The rate schedules of the electric utilities currently contain ECRCs through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.
2The rate schedules of the electric utilities currently contain PPACs through which changes in purchase power expenses (except purchased energy costs) are passed on to customers.
3 kWh sales were lower when compared to the same periods in the prior year largely due to the effects of the COVID-19 pandemic. The enormous reduction to visitor arrivals due to the mandatory in-bound and inter-island travel quarantine has significantly impacted the tourism industry, led to record unemployment claims, and shuttered many businesses and hotels. As restrictions are lifted and visitors begin to arrive, sales are expected to slowly rebound but at lower levels than the prior year.

The Utilities’ effective tax rate for each of the second quarters of 2020 and 2019 was 19%. The Utilities’ effective tax rates for the first six months of 2020 and 2019 were at 19% and 21%, respectively. The effective tax rate was lower for the six months ended June 30, 2020 compared to the same period in 2019 due primarily to higher 2020 amortization of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in federal income tax rate. The resulting benefit of lower tax expense is passed on to customers.
Hawaiian Electric’s consolidated ROACE was 7.9% and 7.8% for the twelve months ended June 30, 2020 and June 30, 2019, respectively.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of June 30, 2020 amounted to $4 billion, of which approximately 28% related to generation PPE, 63% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 11% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission.
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
Transition to renewable energy.  The Utilities are fully committed to a 100 percent renewable energy future for Hawaii and are partnering with the State of Hawaii in achieving their Renewable Portfolio Standard goal of 100% renewable energy by 2045. Hawaii’s RPS law requires electric utilities to meet an RPS of 30%, 40%, 70% and 100% by December 31, 2020, 2030, 2040 and 2045, respectively.
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
The State of Hawaii’s policy is supported by the regulatory framework and includes a number of mechanisms designed to provide the Utilities financial stability during the transition toward the State’s 100% renewable energy future. Under the sales decoupling mechanism, the Utilities are allowed to recover from customers, target test year revenues, independent of the level of kWh sales, which have generally declined (with the exception of 2019 and the first quarter of 2020), as privately-owned distributed energy resources have been added to the grid and energy efficiency measures have been put into place. Other regulatory mechanisms reduce regulatory lag, such as the rate adjustment mechanism to provide revenues for escalation in certain O&M expenses and rate base changes between rate cases, and the major project interim recovery mechanism, which allow the Utilities to recover and earn on certain approved major capital projects placed into service in between rate cases. See “Decoupling” in Note 3 of the Consolidated Financial Statements.

Integrated Grid Planning. Achieving 100% renewable energy will require modernizing the grid through coordinated energy system planning in partnership with local communities and stakeholders. To accomplish this, the Utilities filed their Integrated Grid Planning (IGP) Report with the PUC on March 1, 2018, which provides an innovative systems approach to energy planning intended to yield the most cost-effective renewable energy pathways that incorporates customer and stakeholder input.
The PUC opened a docket to review the IGP process that the Utilities had proposed, and the resulting plans. In March 2019, the PUC accepted the Utilities’ IGP Work plan submitted on December 14, 2018, which describes the timing and scope of major activities that will occur in the IGP process. The IGP utilizes an inclusive and transparent Stakeholder Engagement model to provide an avenue for interested parties to engage with the Utilities and contribute meaningful input throughout the IGP process. The IGP Stakeholder Council, Technical Advisor Panel and Working groups have been established and meet regularly to provide feedback and input on specific issues and process steps in the IGP. In March 2020, the Utilities launched a broad public engagement program, which consisted of a combination of in-person and online engagement. This provided customers opportunities to connect with the IGP team.
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
In October 2017, the PUC approved the Utilities’ request made in December 2015 to defer and recover certain computer software and software development costs for a DR Management System in an amount not to exceed $3.9 million, exclusive of allowance for funds used during construction, through the Renewable Energy Infrastructure Program (REIP) Surcharge. The Utilities placed the DR Management System in service in the first quarter of 2019. On October 30, 2019, the Utilities filed the final cost report, reflecting total project costs of $3.7 million. On February 27, 2020, the PUC approved the Utilities’ request to recover deferred and other related costs of the DR Management System through the REIP Surcharge effective March 1, 2020 until such costs are included in determining base rates. On June 26, 2020, the Utilities submitted an updated REIP rate effective August 1, 2020 to the PUC.
On January 25, 2018, the PUC approved the Utilities’ revised DR Portfolio tariff structure. The PUC supported the approach of working with aggregators to implement the DR portfolio. In 2019, the Utilities signed a multi-year Grid Services Purchase Agreement (GSPA) with a third party aggregator. These contracts pay service providers to aggregate grid-supporting capabilities from customer-sited Distributed Energy Resources. The first of these five-year contracts has been executed (PUC approval obtained on August 9, 2019) and is expected to not only deliver benefits through efficient grid operations, but also avoided fuel costs over that 5-year period. The Utilities selected the next set of aggregators in the first quarter of 2020, commenced GSPA contract negotiations, and filed two executed contracts on July 9, 2020. This complements the Utilities’ transformation and supports customer choice.
Grid modernization. The overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater DER and renewable energy integration. Under the Grid Modernization Strategy, the Utilities expects that new technology will help triple private rooftop solar and make use of rapidly evolving products, including storage and advanced inverters. The Utilities have begun work to implement the Grid Modernization Strategy Phase 1, which received PUC approval on March 25, 2019. The estimated cost for this initial phase is approximately $86 million and is expected to be incurred over five years. The Utilities filed an application with the PUC on September 30, 2019 for an Advanced Distribution Management System as part of the second phase of their Grid Modernization Strategy implementation. The estimated cost for the implementation over five years of the Advanced Distribution Management System, which includes capital, deferred and O&M costs, is $46 million. Additional applications will be filed later to implement subsequent phases of the Grid Modernization Strategy. On December 30, 2019, the PUC suspended the Utilities’ application for the Advanced Distribution Management System pending the Utilities’ filing of a supplemental application for the broad deployment of field devices.
Community-based renewable energy. In December 2017, the PUC adopted a community-based renewable energy (CBRE) program framework which allows customers who cannot, or chose not to, take advantage of private rooftop solar to receive the benefits of renewable energy to help offset their monthly electric bills and support clean energy for Hawaii. The program has two phases.
The first phase, which commenced in July 2018, totals 8 MW of solar photovoltaic (PV) only with one credit rate for each island, closed on April 9, 2020.

By PUC order, CBRE Phase 2 commenced on April 9, 2020 with the goal to develop a robust CBRE market with competitive pricing anticipating that clean energy projects and programs, such as CBRE, can meaningfully contribute to the State’s recovery from the COVID-19 Emergency. CBRE Phase 2 capacity is substantially larger than Phase 1 and allows up to 235 MW across all Hawaiian Electric service territories. The capacities are allocated by island and allow for small and large system sizes to encourage a variety of system sizes. Projects will be selected through a competitive process with increased rigor around price and non-price criteria. To provide opportunities for low- to moderate-income (LMI) customers to participate in the program, separate project proposals may be submitted specifically targeting LMI customers. LMI projects do not have a size cap nor do they decrease the 235 MW capacity available to other projects. In addition to its administrative role, the Utilities and their affiliates are eligible to participate in the solicitations. The Utilities will also have opportunities to earn based on shared savings mechanisms for specific solicitations.
Microgrid services tariff proceeding. In July 2018, the PUC originally issued an order instituting a proceeding to investigate establishment of a microgrid services tariff, pursuant to Act 200 of 2018. The PUC granted motions to intervene in the docket by eight parties (there are currently four parties) and completed its initial procedural schedule in March 2019. In August 2019, the PUC issued an order stating that the focus for the remainder of the docket is to facilitate the ability of microgrids to disconnect from the grid and provide backup power to customers and critical energy uses during contingency events.
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
Regulated returns. Actual and PUC-allowed returns, as of June 30, 2020, were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended June 30, 2020	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	6.76	6.68	6.32	7.90	8.01	7.46	8.73	8.39	8.22
PUC-allowed returns	7.57	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	(0.81)	(0.84)	(1.11)	(1.60)	(1.49)	(2.04)	(0.77)	(1.11)	(1.28)
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

Most recent rate proceedings.  As of June 30, 2020, the status of ongoing rate case for each utility was as follows:

Test year (dollars in millions)	Date (filed/ implemented)	Amount	% over rates in effect	ROACE (%)	RORB (%)	Rate base	Common equity %	Stipulated agreement reached with Consumer Advocate
Hawaiian Electric
2020 [1]
Request	8/21/19	$77.6	4.1	10.50	7.97	$2,477	57.15	Yes
Hawaii Electric Light
2019 [2]
Request	12/14/18	$13.4	3.4	10.50	8.30	$537	56.91	Yes
Interim increase	1/1/20	0.0	0.0	9.50	7.52	534	56.83
 Note:  The “Request” date reflects the application filing date for the rate proceeding. The “Interim increase” and “Final increase” date reflects the effective date of the revised schedules and tariffs as a result of the PUC-approved increase.
1 On May 27, 2020, Hawaiian Electric and the Consumer Advocate filed a Stipulated Settlement Letter, agreeing to no base rate increase. PUC’s decision on the settlement agreement is pending.
2 The Interim D&O issued on November 13, 2019 approved an adjustment to base rates to maintain revenues at current effective rates.
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
New renewable PPAs.
•In December 2014, the PUC approved a PPA for Renewable As-Available Energy dated October 3, 2013 between Hawaiian Electric and Na Pua Makani Power Partners, LLC (NPM) for a proposed 24-MW wind farm on Oahu. The NPM wind farm was expected to be placed into service by August 31, 2019, but has been delayed due to a contested case hearing and appeal of the Board of Land and Natural Resources’ decision to approve NPM’s Habitat Conservation Plan and Incidental Take Permit/License. NPM received its Incidental Take Permit from the Department of Fish and Wildlife Service on September 7, 2018 and anticipates achieving commercial operations in late third quarter of 2020.
Keep the North Shore Country (KNSC) has appealed this decision and the case has been transferred to the Hawaii Supreme Court. On June 17, 2020, KNSC filed a Motion for Stay Upon Appeal. No additional activity has occurred regarding KNSC’s 40-day Notice of Intent to Sue that was filed on November 15, 2019. The Notice alleges the NPM Final Environmental Impact Study did not adequately address certain project aspects related to the transport route and security provisions. KNSC and Kahuku Community Association have also petitioned to appeal NPM’s Conditional Use Permits. A hearing date for motions was scheduled for April 9, 2020 but was delayed and has not yet been rescheduled.
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
•In July 2018, the PUC approved Maui Electric’s PPA with Molokai New Energy Partners (MNEP) to purchase solar energy from a PV plus battery storage project. The 4.88 MW PV and 3 MW Battery Energy Storage System (BESS) project was to deliver no more than 2.64 MW at any time to the Molokai system. On March 25, 2020, MNEP filed a complaint in the United Stated District Court for the District of Hawaii against Maui Electric claiming breach of contract. Management disputes the facts presented by MNEP and all claims within the complaint. On June 3, 2020, Maui Electric provided Notice of Default and Termination of the PPA to MNEP terminating the PPA with an effective date of July 10, 2020.
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
Tariffed renewable resources.
•As of June 30, 2020, there were approximately 493MW, 106 MW and 120 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of June 30, 2020, an estimated 30% of single family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 18% of the Utilities' total customers have solar systems.
•The Utilities began accepting energy from feed-in tariff projects in 2011. As of June 30, 2020, there were 40 MW, 2 MW and 5 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
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
•In continuation of its February 2018 request for proposal process, the Utilities issued its Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. This procurement plan sought approximately 900 MW of renewable energy, including 594 MW on Oahu, 135 MW on Maui and a range between 32 to 203 MW on Hawaii Island. This second phase, as approved by the PUC, was open to all renewable and storage resources, including efforts to add more renewable generation, renewable plus storage, standalone storage and grid services. The scope of these RFPs has been expanded to accelerate renewable energy procurement beyond the remainder of the 2022 targets identified in Stage 1 to include the energy requirement associated with the planned retirement of the Kahului Power Plant on Maui and the upcoming expiration of the agreement for the AES Hawaii facility on Oahu. For the Grid Services RFP, the targets had been expanded in alignment with the Renewable RFPs Utility proposals were submitted on November 4, 2019. Proposals from third parties for these RFPs were submitted on November 5, 2019. Final awards for the renewable projects were made on May 8, 2020. Final awards for the grid services projects were made starting in January 2020. On Oahu, seven solar-plus-storage projects and one standalone storage project totaling approximately 281 MW of generation and 1.8 GWh of storage advanced were selected. On Maui Island, three solar-plus-storage projects and one standalone storage project totaling approximately 100 MW of generation and 560 MWh of storage were selected. On Hawaii Island, two solar-plus-storage projects and one standalone storage project totaling approximately 72 MW of generation and 492 MWh of storage were selected. Two Utility Self-Build projects were among those selected; a 40-MW, 160-MWh standalone energy storage system on Maui and a 12-MW, 12-MWh storage system on Hawaii Island. Contract negotiations are ongoing. Executed contracts are projected to be filed for PUC approval in the fourth quarter of 2020.
•On November 27, 2019, the Utilities issued RFPs for renewable generation paired with energy storage on the islands of Lanai and Molokai. Projects may come online as early as 2022. The Utilities are seeking PV paired with storage or small wind (specified as 100 kW turbines or smaller) on Molokai and PV paired with storage on Lanai. Proposals for the Molokai RFP were received on February 14, 2020, and are currently being evaluated by the Utilities. The Lanai RFP has been temporarily postponed, while the Utilities reevaluate the system needs. The Utilities filed an update to the Lanai RFP on March 10, 2020. In light of a PUC order issued on April 9, 2020 in the CBRE docket, the Utilities have proposed in their July 9, 2020 filing to combine the previously issued Lanai RFP with the CBRE RFP described in the order to optimize the benefits of procuring renewable energy, spurring development and increasing the likelihood of success of the CBRE program on Lanai.
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
On June 9, 2020, the Utilities and Par Hawaii entered into a First Amendment to the fuel contract. The First Amendment amends only the pricing to create a two-tiered structure based on volume, with all tier-1 LSFO up to the tier-1 maximum to be purchased exclusively from PAR at the established pricing, and purchases in excess of that volume (tier-2) either from PAR at the established pricing, or from an alternative supplier. On August 4, 2020, the PUC approved the First Amendment, which has an effective date of July 15, 2020, on an interim basis. The PUC’s approval order allows the recovery of such costs associated with the First Amendment through the ECRC to the extent that the costs are not recovered in base rates. The PUC intends to review whether the First Amendment is reasonable and in the public interest in the final decision, but it will not subject the recovery of the costs between the interim decision and the final decision to retroactive disallowances.
FINANCIAL CONDITION
Liquidity and capital resources. In response to the COVID-19 pandemic, many countries, states, and cities have imposed strict social distancing measures that have had a significant impact on global economic activity. As a result, the capital markets, including the commercial paper markets, have experienced high levels of volatility, and in some cases, disruption. However, in March 2020, the Commercial Paper Funding Facility was announced, and the program was launched in April 2020. As a result, commercial paper rates began to decrease and were back down to what they were before the start of the COVID-19 pandemic. Thus, there was a significant increase in liquidity in the commercial paper market as many companies found other sources of liquidity, however, Hawaiian Electric has not needed to access the commercial paper market since closing on its private placement transaction in May 2020 (see Note 5 of Condensed Consolidated Financial Statements). As of June 30, 2020, following financing transactions further discussed below, there were no amounts outstanding on Hawaiian Electric’s revolving credit facilities and the available committed capacity under the revolving credit facilities was $275 million.
To preserve and enhance the Utilities’ liquidity position, given the significant and ongoing uncertainty regarding the potential scale and duration of the COVID-19 pandemic, the Utilities have taken a number of steps. First, on April 20, 2020, Hawaiian Electric added an incremental $75 million in committed revolving credit capacity with a 364-day revolving credit facility (see Note 5 of the Condensed Consolidated Financial Statements). The Utilities also launched and closed on a $160 million private placement of taxable debt in May 2020, the proceeds of which were used to finance capital expenditures, repay short-term debt used to finance or refinance capital expenditures and/or reimburse funds for payment of capital expenditures. In addition, $50 million of an existing 364-day term loan was refinanced with a new $50 million term loan maturing in April 2021. As of June 30, 2020, the total amount of available borrowing capacity under the Utilities’ committed lines of credit was $275 million. The Utilities had $14 million of long-term debt that was paid off when it matured on July 1, 2020.
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
The Utilities believe that their ability to generate cash, both internally from operations and externally from issuances of equity and debt securities, as well as bank borrowings, is adequate to maintain sufficient liquidity to fund their contractual obligations and commercial commitments, their forecasted capital expenditures and investments, their expected retirement benefit plan contributions and other cash requirements. However, the COVID-19 pandemic is a rapidly evolving situation, and the Utilities cannot predict the extent or duration of the outbreak, the future effects that it will have on the global, national or local economy, including the impacts on the Utilities’ ability, as well as the cost, to access additional capital, or the future impacts on the Utilities’ financial position, results of operations, and cash flows. See Item 1A. “Risk Factors” in Part II for further discussion of risks and uncertainties.
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	June 30, 2020		December 31, 2019
Short-term borrowings	$50	1%	$89	2%
Long-term debt, net	1,575	42	1,498	41
Preferred stock	34	1	34	1
Common stock equity	2,060	56	2,047	56
	$3,719	100%	$3,668	100%

Information about Hawaiian Electric’s commercial paper borrowings, borrowings from HEI and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Six months ended June 30, 2020	June 30, 2020	December 31, 2019
Short-term borrowings [1]
Commercial paper	$36	$—	$39
Borrowings from HEI	—	—	—
Line of credit draws	32	—	—
Undrawn capacity under line of credit facilities	—	275	200

1   The maximum amount of external short-term borrowings by Hawaiian Electric during the first six months of 2020 was approximately $210 million. As of June 30, 2020, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of $12 million and $1.5 million, respectively, which intercompany borrowings are eliminated in consolidation. In addition to the short-term borrowings above, on May 19, 2020, Hawaiian Electric paid off and terminated the $100 million term loan facility dated as of December 23, 2019 and entered into a 364-day, $50 million term loan facility as of May 19, 2020. Hawaiian Electric drew the full $50 million on May 19, 2020.
Hawaiian Electric has a $200 million line of credit facility and a $75 million 364-day revolving credit facility with no amounts outstanding at June 30, 2020. See Note 5 of the Condensed Consolidated Financial Statements.
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
On May 24, 2019, the PUC approved the Utilities’ request to issue SPRBs in the amounts of up to $70 million, $2.5 million and $7.5 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, prior to June 30, 2020, to finance the Utilities’ capital improvement programs. Pursuant to this approval, on October 10, 2019, the DBF issued, at par, Series 2019 SPRBs in the aggregate principal amount of $80 million with a maturity of October 1, 2049. As of June 30, 2020,

Hawaiian Electric had $29 million of undrawn funds remaining with the trustee. Hawaii Electric Light and Maui Electric had no undrawn funds as of June 30, 2020.
On June 10, 2019, the Hawaii legislature authorized the issuance of up to $700 million of SPRBs ($400 million for Hawaiian Electric, $150 million for Hawaii Electric Light and $150 million for Maui Electric), with PUC approval, prior to June 30, 2024, to finance the Utilities’ multi-project capital improvement programs (2019 Legislative Authorization).
On May 4, 2020, the Utilities requested PUC approval to issue up to $700 million of SPRBs (under the 2019 Legislative Authorization) in the amounts of up to $400 million, $150 million and $150 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, prior to June 30, 2024 to finance the Utilities’ multi-project capital improvement programs.
Bank loans. On May 19, 2020, Hawaiian Electric paid off and terminated the $100 million term loan credit agreement dated as of December 23, 2019. In addition, Hawaiian Electric entered into a 364-day, $50 million term loan credit agreement that matures on April 19, 2021. Hawaiian Electric drew the full $50 million on May 19, 2020.
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
Pursuant to this approval, on May 14, 2020, the Utilities issued through a private placement, $160 million of unsecured senior notes bearing taxable interest ($110 million for Hawaiian Electric, $10 million for Hawaii Electric Light and $40 million for Maui Electric) to finance their capital expenditures and/or to reimburse funds used for the payment of capital expenditures. See Note 5 of the Condensed Consolidated Financial Statements.
As of June 30, 2020, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $195 million, $115 million, and $70 million, respectively, of remaining taxable debt to issue prior to December 31, 2022. See summary table below.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of taxable debt authorized through 2022	$410	$150	$130
Less:
Taxable debt authorized and issued in 2018 under April 2018 Approval	75	15	10
Taxable debt issuance to refinance the 2004 QUIDS in 2019	30	10	10
Taxable debt issuance in 2020	110	10	40
Remaining authorized amounts	$195	$115	$70
In July 2020, the Utilities requested PUC approval to issue, prior to December 31, 2021, unsecured senior notes bearing taxable interest (Hawaiian Electric up to $60 million, Hawaii Electric Light up to $30 million and Maui Electric up to $25 million), with the proceeds expected to be used, as applicable, to finance capital expenditures, repay long-term and/or short term debt used to finance or refinance capital expenditures, and/or to reimburse funds used for payment of capital expenditures.
Equity. In October 2018, the Utilities received PUC approval for the supplemental increase to issue and sell additional common stock in the amounts of up to $280 million for Hawaiian Electric and up to $100 million each for Hawaii Electric Light and Maui Electric, with the new total “up to” amounts of $430 million for Hawaiian Electric and $110 million each for Hawaii Electric Light and Maui Electric, and to extend the period authorized by the PUC to issue and sell common stock from December 31, 2021 to December 31, 2022. As of June 30, 2020, Hawaiian Electric, Hawaii Electric Light, and Maui Electric

have $309.8 million, $110 million, and $98.8, respectively, of remaining common stock to issue prior to December 31, 2022. See summary table below.

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

Cash flows. The following table reflects the changes in cash flows for the six months ended June 30, 2020 compared to the six months ended June 30, 2019:

	Six months ended June 30
(in thousands)	2020	2019	Change
Net cash provided by operating activities	$181,468	$100,816	$80,652
Net cash used in investing activities	(181,091)	(197,386)	16,295
Net cash provided by financing activities	51,100	84,054	(32,954)

Net cash provided by operating activities. The increase in net cash provided by operating activities was primarily driven by lower cash paid for fuel oil stock largely due to lower fuel oil prices.
Net cash used in investing activities. The decrease in net cash used in investing activities was primarily driven by a decrease in capital expenditures related to construction activities.
Net cash provided by financing activities. The decrease in net cash provided by financing activities was primarily driven by higher net cash repayments for short-term borrowings.
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

Bank
Recent Developments—COVID-19
While the extent and duration of the economic slowdown caused by COVID-19 is difficult to predict, the significant disruption to the global financial markets, including impacts to the capital markets and lower interest rates across the curve has begun to impact ASB’s results. The bank’s net interest margin of 3.21% for the quarter ended June 30, 2020 was 51 basis points lower than the net interest margin for the prior quarter and 61 basis points lower than the net interest margin for the same period last year. The lower interest rate environment will continue to have a negative impact on ASB’s net interest income and net interest margin in future quarters and could have an impact on the inputs and assumptions used in significant accounting estimates, such as assessing goodwill and long-live assets for impairment. ASB’s funding of short-term loans at a fixed rate of 1% under the Paycheck Protection Program (PPP) had reduced net interest margin modestly, but the income impact will be partially offset by the receipt of processing fees under the program. The state and local responses to the COVID-19 pandemic included a statewide stay-at-home order and a mandatory 14-day self-quarantine for any person traveling to Hawaii, which had a severe adverse economic impact to businesses and residents. Although many businesses have begun to reopen on a modified basis in compliance with applicable government orders, the mandatory 14-day self-quarantine order will remain in effect until the end of August, which will continue to impact the tourism industry and the unemployment rate in the state of Hawaii. ASB’s provision for credit losses increased due to forecasted credit deterioration as a result of the COVID-19 pandemic. For the three months ended June 30, 2020, the provision for credit losses was $15.1 million, compared to $7.7 million for the three months ended June 30, 2019. In response to COVID-19, ASB made short-term loan modifications to borrowers who were generally payment current at the time of relief. As of the end of June 2020, short-term loan modifications were made to approximately 13% of the total loans outstanding. These loans were not classified as past due or as a TDR under various provisions of the regulatory framework, as further described below. In addition to lower net interest income and higher provision for credit losses, ASB collected lower fee income as fees were waived to accommodate the hardships facing its customers. ASB also had higher direct and incremental operating expenses related to COVID-19 throughout 2020 as the Bank had purchased additional safety protection equipment to ensure its employees were protected and cleaning supplies to sanitize its facilities. The bank also provided additional compensation to frontline employees that serviced customers in the open branches and accrued expenses to purchase excess paid leave that employees will not be able to use during the remainder of 2020. ASB did realize lower expenses in other areas such as marketing, travel, business development and entertainment due to the bank delaying or reducing marketing efforts while focusing on the PPP loan program and there were restrictions on travel and dining at restaurants as result of the COVID-19 pandemic. Through June 30, 2020, the higher operating expenses, which were considered direct and incremental COVID-19 related costs, were approximately $3.8 million. For the balance of the year, ASB expects that direct and incremental COVID-19 related operating expenses will moderate from the levels experienced in the first half of 2020. In April 2020, ASB had temporarily closed 15 of its 49 branches and reduced banking hours at the branches that remained open in an effort to reduce social gathering and protect employees and customers. The bank has reopened three of the branches that were temporarily closed and permanently closed four branches. Two additional branches will be permanently closed and further branch closures may occur if the negative impacts of COVID-19 accelerate. The reduction in ASB’s branch network should not have a significant impact to the bank’s customers as there are other branches nearby and other channels such as online and mobile banking. ASB’s senior management team continues to meet on a regular basis to manage the response to the pandemic and discuss key focus areas such as the safety of the bank’s employees and customers as well as any impacts to the operations of the bank. Senior management also continues to meet weekly with ASB’s board of directors to keep them apprised of the impacts of the COVID-19 pandemic.

The CARES Act was signed into law by President Trump on March 27, 2020. The CARES Act provides over $2 trillion in economic assistance for American workers, families, and small businesses, and job preservation for American industries. The PPP was established under the CARES Act and implemented by the United States Small Business Administration (SBA) to provide a direct incentive for small businesses to keep their workers on the payroll as a result of the COVID-19 crisis. The Paycheck Protection Program Flexibility Act was signed into law on June 5, 2020, which amended some of the prior rules and guidelines of the CARES Act. Loans issued through the PPP are 100% federally guaranteed and have a maturity of 2-5 years, depending on when the loan was made, at a fixed interest rate of 1%. Loan payments will be deferred until the earlier of (a) the date that the forgiven amount is remitted to the lender by the SBA; or (b) 10 months from the date the covered period ends. The SBA will forgive all loan amounts to a particular small business if such small business is compliant with the terms and conditions of the PPP. Small businesses have the earlier of 24 weeks from disbursement of the loan or December 31, 2020 to incur allowable expenses such as payroll costs, interest on mortgages, rent and utility expenses that would be covered by the loan forgiveness rules, with 60% of the loan forgiveness needing to be for payroll costs. There is a partial forgiveness if less than 60% of the loan disbursement was spent on payroll costs. Employers will have until December 31, 2020 to restore their workforce. Lenders will process and approve the PPP loans under delegated authority of the SBA. As an existing SBA certified lender, ASB worked with a number of small businesses, both customers and non-customers, to complete the loan application forms so that these businesses could participate in the program. The bank has secured more than $370 million in PPP loans for approximately 4,100 small businesses that support over 40,000 jobs, ASB received processing fees totaling approximately $13 million and will recognize these fees over the life of the loans.
To bolster the effectiveness of the SBA’s PPP, the Federal Reserve supplied liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility (PPPLF), authorized under section 13(3) of the Federal Reserve Act, lends to eligible borrowers on a non-recourse basis, taking PPP loans as collateral. The maturity date of an extension of credit under this facility will equal the maturity date of the PPP loan pledged to secure the extension of credit. The maturity date of the facility’s extension of credit will be accelerated if the underlying PPP loan goes into default and ASB sells the loan to the SBA to realize on the SBA guarantee. The maturity date of the facility’s extension of credit also will be accelerated to the extent of any loan forgiveness reimbursement received by ASB from the SBA.
Other provisions of the CARES Act provides that a financial institution may elect to suspend the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and any related impairment for accounting purposes. See Note 4 of the Condensed Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

	Three months ended June 30,		Increase
(in millions)	2020	2019	(decrease)	Primary reason(s)
Interest income	$60	$66	$(6)	The decrease in interest income was primarily the result of lower earning asset yields partly offset by an increase in loan portfolio balances. ASB’s average loan portfolio balance for the three months ended June 30, 2020 increased by $506 million compared to the same period in 2019 due to increases in the average commercial, commercial real estate and home equity line of credit loan portfolios of $390 million, $88 million and $68 million, respectively. Included in the commercial loan portfolio growth are the PPP loans with an average balance of $268 million. The yield on the loan portfolio was 80 basis points lower than the yield on the loan portfolio in the prior year. The decrease was primarily due to the declining interest rate environment which started in the second half of 2019 and has continued this year. ASB’s average investment securities portfolio balance for the three months ended June 30, 2020 decreased by $102 million compared to the same period in 2019 as ASB used the investment portfolio repayments to fund the growth in the loan portfolio. The yield on the investment securities portfolio decreased by 22 basis points due to the lower interest rate environment. The average balance of interest-earning deposits increased by $230 million for the three months ended June 30, 2020 compared to the same period in 2019 as cash balances grew due to deposit growth, which outpaced loan growth.
Noninterest income	24	16	8	Noninterest income increased for the three months ended June 30, 2020 compared to noninterest income for the three months ended June 30, 2019 primarily due to the gain on sale of securities and an increase in mortgage banking income, partly offset by lower fee income from other financial services and deposit liabilities. In the second quarter of 2020, ASB sold all of its Visa Class B restricted shares and $160 million of investment securities for a pretax gain of $9.3 million. The sale of the investment securities reduced yield volatility and credit risk within the investment portfolio. The increase in mortgage banking income was due to the increase in residential mortgage loan sales in the secondary market as a result of higher loan production volumes. The lower fee income from other financial services and deposit liabilities was due to ASB’s decision to waive overdraft and other deposit account fees to accommodate the hardships customers are experiencing during the COVID-19 pandemic.
Less: gain on sale of investment securities, net	(9)	—	(9)	Gain on sale of investment securities, net, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 4, is classified as gain on sale of investment securities, net in the condensed consolidated statements of income, and accordingly, is reflected below following operating income as a separate line item and excluded from Revenues.
Revenues	75	82	(7)	The decrease in revenues for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to lower interest income.
Interest expense	3	5	(2)	The decrease in interest expense for the three months ended June 30, 2020 compared to the same period in 2019 was due to a decrease in term certificate balances and lower yields on costing liabilities. Average deposit balances for the three months ended June 30, 2020 increased by $638 million compared to the same period in 2019 due to an increase in core deposits of $712 million, partly offset by a decrease in average term certificate balances of $74 million. Average cost of deposits for the three months ended June 30, 2020 was 18 basis points, or 10 basis points lower than the cost of deposits for the same period in 2019. Average other borrowings for the three months ended June 30, 2020 was flat compared to the same period in 2019 and the rate was 121 basis points lower. The interest-bearing liability rate for the three months ended June 30, 2020 of 27 basis points decreased 15 basis points compared to the same period in 2019.
Provision for credit losses	15	8	7	The provision for credit losses increased for the three months ended June 30, 2020 compared to the provision for loan losses for the three months ended June 30, 2019. The provision for loan losses for 2020 was primarily for additional loan loss reserves for the consumer loan portfolio, reserves for increases in commercial real estate loan commitments and increased reserves in the commercial, commercial real estate and consumer loan portfolios for expected credit deterioration due to the COVID-19 pandemic. The provision for loan losses for 2019 was primarily additional loan loss reserves for the consumer loan portfolio, increased reserves for an impaired commercial loan and growth in the loan portfolio, partly offset by the release of loan loss reserves for the payoff of a commercial real estate loan and the completion of a commercial real estate construction project. Delinquency rates have decreased from 0.51% at June 30, 2019 to 0.38% at June 30, 2020, which exclude loans that were modified due to COVID-19. These loans were generally payment current at the time of the modification and qualify to not be treated as past due or as a TDR under relevant regulatory relief. The annualized net charge-off ratio for the three months ended June 30, 2020 was 0.49% compared to an annualized net charge-off ratio of 0.29% for the same period in 2019. The annualized net charge-off for 2019 benefited from recoveries in the commercial loan portfolio.

Noninterest expense	48	48	—
Noninterest expense for the three months ended June 30, 2020 was flat compared to the same period in 2019. Higher expenses[1] related to the COVID-19 pandemic, of approximately $3.7 million, were offset by lower compensation and benefits and marketing expenses. See Recent Developments-COVID-19 for a discussion of the additional expenses incurred due to the COVID-19 pandemic.

Expenses	66	61	5	The increase in expenses for the three months ended June 30, 2020 compared to the same period in 2019 was due to higher provision for loan losses partly offset by lower interest expense.
Operating income	8	21	(13)	The decrease in operating income for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to lower interest income and higher provision for credit losses, partly offset by lower interest expense.
Gain on sale of investment securities, net	9	—	9	Increase was due to the sale of ASB’s Visa Class B restricted shares and other investment securities.
Net income	14	17	(3)	The decrease in net income for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to lower operating income, partly offset by gain on sale of investment securities, net.

1 Higher operating expenses, which were considered direct and incremental COVID-19 related costs, included approximately $2.3 million of incremental compensation expense and $1.1 million of enhanced cleaning and sanitation costs.

	Six months ended June 30		Increase
(in millions)	2020	2019	(decrease)	Primary reason(s)
Interest income	$125	$135	$(10)	The decrease in interest income was primarily the result of a decrease in yield on earning assets and lower investment portfolio balances, partly offset by higher loan portfolio balances. ASB’s average loan portfolio balance for the six months ended June 30, 2020 increased by $382 million compared to the same period in 2019 due to increases in the average commercial, home equity line of credit, commercial real estate and residential loan portfolios of $244 million, $88 million, $70 million and $8 million, respectively. Included in the commercial loan portfolio growth are the PPP loans with an average balance of $134 million. The yield on loans was impacted by the declining interest rate environment which started during the last half of 2019 and has continued this year, resulting in a decrease in yields from the total loan portfolio of 63 basis points. The average investment portfolio balance for the six months ended June 30, 2020 decreased $112 million compared to the same period in 2019 due to repayments in the portfolio and the lack of new investment security purchases for most of 2019 as liquidity was used to fund the loan portfolio growth. The investment portfolio yield for 2020 was 17 basis points lower than the investment portfolio yield in the prior year. The average interest-earning deposit balance for the six months ended June 30, 2020 increased by $123 million compared to the same period in 2019 as cash balances grew due to deposit growth, which outpaced loan growth.
Noninterest income	39	30	9	The increase in noninterest income for the six months ended June 30, 2020 compared to noninterest income for the six months ended June 30, 2019 was primarily due to gains on sales of investment securities and higher mortgage banking income, partly offset by lower fee income from financial services and deposit liabilities. ASB sold all of its Visa Class B restricted shares and $160 million of investment securities portfolio for a pretax gain of $9.3 million. The sale of the investment securities reduced yield volatility and credit risk within the investment portfolio. The higher mortgage banking income in 2020 was due to an increase in residential mortgage loans sold in the secondary market as a result of higher loan production volumes. The lower fee income from financial services and deposit liabilities was due to ASB’s decision to waive overdraft and other deposit account fees to accommodate the hardships customers are experiencing during the COVID-19 pandemic.
Less: gain on sale of investment securities, net	(9)	—	(9)	Gain on sale of investment securities, net, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 4, is classified as gain on sale of investment securities, net in the condensed consolidated statements of income, and accordingly, is reflected below following operating income as a separate line item and excluded from Revenues.
Revenues	155	165	(10)	The decrease in revenues for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to lower interest income.

Interest expense	7	9	(2)	The decrease in interest expense for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to lower term certificate balances and costing liability yields. Average deposit balances for the six months ended June 30, 2020 increased by $379 million compared to the same period in 2019 due to an increase in core deposits of $447 million, partly offset by a decrease in average term certificate balances of $68 million. Average cost of deposits for the six months ended June 30, 2020 was 20 basis points, or 8 basis points lower than the cost of deposits for the same period in 2019. Average other borrowings for the six months ended June 30, 2020 decreased by $7 million compared to the same period in 2019 due to a decrease in FHLB advances of $20 million, partly offset by an increase in repurchase agreements and federal funds purchased of $13 million. The interest-bearing liability rate for the six months ended June 30, 2020 of 31 basis points decreased by 12 basis points compared to the same period in 2019.
Provision for credit losses	26	15	11	The provision for credit losses increased for the six months ended June 30, 2020 compared to the provision for credit losses for the six months ended June 30, 2019. The provision for credit losses for 2020 was primarily due to additional loss reserves for the consumer loan portfolio, reserves for increases in commercial real estate commitments and increased reserves for the commercial, commercial real estate and the consumer portfolios for expected credit deterioration due to the COVID-19 pandemic. The provision for credit losses for 2019 was primarily due to additional loss reserves for the consumer loan portfolio, increased reserves for an impaired commercial loan and a commercial real estate loan that was downgraded to substandard. Delinquency rates have decreased from 0.51% at June 30, 2019 to 0.38% at June 30, 2020, which exclude loans that were modified due to COVID-19. These loans were generally payment current at the time of the modification and qualify to not be treated as past due or as a TDR under relevant regulatory relief. The annualized net charge-off ratio for the six months ended June 30, 2020 was 0.46% compared to an annualized net charge-off ratio of 0.34% for the same period in 2019. The increase was due to higher net charge-offs in the consumer loan portfolio with risk-based pricing.
Noninterest expense	94	94	—
Noninterest expense for the six months ended June 30 2020 was flat compared to the same period in 2019. Higher expenses[1] related to the COVID-19 pandemic, of approximately $3.8 million, were partly offset by lower marketing expenses and 2019 expenses included higher occupancy expenses as the bank had the costs for the new campus and properties being vacated. See Recent Developments-COVID-19 for a discussion of the additional expenses incurred due to the COVID-19 pandemic.

Expenses	127	118	9	The increase in expenses for the six months ended June 30, 2020 compared to the same period in 2019 was due to higher provision for credit losses, partly offset by lower interest expense.
Operating income	28	47	(19)	The decrease in operating income for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to lower interest income and higher provision for credit losses, partly offset by lower interest expense.
Gain on sale of investment securities, net	9	—	9	Increase was due to the sale of ASB’s Visa Class B restricted shares and other investment securities.
Net income	30	38	(8)	Net income for the six months ended June 30, 2020 was lower than the same period in 2019 due to lower operating income, partly offset by gain on sale of investment securities, net.
1 Higher operating expenses, which were considered direct and incremental COVID-19 related costs, included approximately $2.3 million of incremental compensation expense and $1.1 million of enhanced cleaning and sanitation costs.

ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended June 30		Six months ended June 30
(%)	2020	2019	2020	2019
Return on average assets	0.72	0.96	0.79	1.07
Return on average equity	8.00	10.46	8.57	11.76
Net interest margin	3.21	3.82	3.46	3.90

	Three months ended June 30,
	2020			2019
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$239,186	$60	0.10	$9,212	$55	2.36
FHLB stock	9,649	75	3.13	9,785	89	3.62
Investment securities
Taxable	1,346,145	5,978	1.78	1,449,233	7,105	1.96
Non-taxable	28,794	221	3.04	28,096	362	5.09
Total investment securities	1,374,939	6,199	1.80	1,477,329	7,467	2.02
Loans
Residential 1-4 family	2,175,756	21,635	3.98	2,177,030	22,480	4.13
Commercial real estate	937,990	8,298	3.52	850,037	10,113	4.72
Home equity line of credit	1,090,752	8,473	3.12	1,022,479	9,841	3.86
Residential land	13,326	184	5.53	13,816	172	4.98
Commercial	999,251	7,686	3.08	609,285	7,022	4.60
Consumer	232,360	7,286	12.61	270,914	9,008	13.34
Total loans [1,2]	5,449,435	53,562	3.94	4,943,561	58,636	4.74
Total interest-earning assets [3]	7,073,209	59,896	3.39	6,439,887	66,247	4.11
Allowance for credit losses	(80,083)			(55,068)
Noninterest-earning assets	783,826			683,179
Total assets	$7,776,952			$7,067,998
Liabilities and shareholder’s equity:
Savings	$2,550,162	$619	0.10	$2,333,175	$486	0.08
Interest-bearing checking	1,096,350	93	0.03	1,040,865	266	0.10
Money market	159,876	89	0.22	146,726	255	0.69
Time certificates	740,297	2,270	1.23	814,518	3,280	1.62
Total interest-bearing deposits	4,546,685	3,071	0.27	4,335,284	4,287	0.40
Advances from Federal Home Loan Bank	24,231	21	0.36	33,791	222	2.63
Securities sold under agreements to repurchase and federal funds purchased	87,631	54	0.25	77,693	189	0.98
Total interest-bearing liabilities	4,658,547	3,146	0.27	4,446,768	4,698	0.42
Noninterest bearing liabilities:
Deposits	2,273,656			1,847,228
Other	144,256			123,371
Shareholder’s equity	700,493			650,631
Total liabilities and shareholder’s equity	$7,776,952			$7,067,998
Net interest income		$56,750			$61,549
Net interest margin (%) [4]			3.21			3.82

	Six months ended June 30
	2020			2019
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$132,920	$152	0.23	$9,782	$117	2.39
FHLB stock	9,512	153	3.25	10,064	185	3.69
Investment securities
Taxable	1,367,306	14,997	2.19	1,481,400	17,315	2.34
Non-taxable	28,738	526	3.62	27,037	691	5.08
Total investment securities	1,396,044	15,523	2.22	1,508,437	18,006	2.39
Loans
Residential 1-4 family	2,177,118	43,557	4.00	2,168,703	44,730	4.13
Commercial real estate	918,076	17,807	3.86	847,689	20,286	4.77
Home equity line of credit	1,095,224	17,693	3.25	1,007,338	19,334	3.87
Residential land	13,688	381	5.57	13,311	355	5.33
Commercial	843,277	14,416	3.42	599,054	13,882	4.65
Consumer	241,138	15,275	12.74	270,569	17,909	13.35
Total loans [1,2]	5,288,521	109,129	4.13	4,906,664	116,496	4.76
Total interest-earning assets [3]	6,826,997	124,957	3.66	6,434,947	134,804	4.20
Allowance for credit losses	(76,292)			(53,568)
Noninterest-earning assets	753,029			682,718
Total assets	$7,503,734			$7,064,097
Liabilities and shareholder’s equity:
Savings	$2,472,957	$1,159	0.09	$2,334,106	$888	0.08
Interest-bearing checking	1,072,680	323	0.06	1,041,387	530	0.10
Money market	153,826	339	0.44	148,577	496	0.67
Time certificates	755,323	4,837	1.28	822,875	6,625	1.62
Total interest-bearing deposits	4,454,786	6,658	0.30	4,346,945	8,539	0.40
Advances from Federal Home Loan Bank	23,713	111	0.94	43,983	575	2.64
Securities sold under agreements to repurchase and federal funds purchased	91,822	277	0.61	78,232	364	0.94
Total interest-bearing liabilities	4,570,321	7,046	0.31	4,469,160	9,478	0.43
Noninterest bearing liabilities:
Deposits	2,094,215			1,822,574
Other	144,433			128,529
Shareholder’s equity	694,765			643,834
Total liabilities and shareholder’s equity	$7,503,734			$7,064,097
Net interest income		$117,911			$125,326
Net interest margin (%) [4]			3.46			3.90
1     Includes loans held for sale, at lower of cost or fair value.
2     Includes recognition of net deferred loan fees of $0.7 million and $0.1 million for the three months ended June 30, 2020 and 2019 and $0.7 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.
3     For the three and six months ended June 30, 2020 and 2019, the taxable-equivalent basis adjustments made to the table above were not material.
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

	June 30, 2020	December 31, 2019
Outstanding balance of home equity loans (in thousands)	$1,065,264	$1,092,125
Percent of portfolio in first lien position	55.4%	53.7%
Annualized net charge-off ratio	—%	0.01%
Delinquency ratio	0.36%	0.27%

			End of draw period – interest only			Current amortizing
June 30, 2020	Total	Interest only	2020-2021	2022-2024	Thereafter
Outstanding balance (in thousands)	$1,065,264	$803,363	$29,096	$103,873	$670,394	$261,901
% of total	100%	75%	2%	10%	63%	25%
The HELOC portfolio makes up 20% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable-rate term loan with a 20-year amortization period. This product type comprises 77% of the total HELOC portfolio and is the current product offering. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed-rate loan with level principal and interest payments. As of June 30, 2020, approximately 22% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option.
Loan portfolio risk elements.  See Note 4 of the Condensed Consolidated Financial Statements.
Investment securities.  ASB’s investment portfolio was comprised as follows:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$102,414	7%	$117,787	9%
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,351,608	89	1,165,836	85
Corporate bonds	31,407	2	60,057	4
Mortgage revenue bonds	28,827	2	28,597	2
Total investment securities	$1,514,256	100%	$1,372,277	100%
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
In June 2020, the bank sold all of its Visa Class B restricted shares resulting in a pretax gain of approximately $7.1 million. ASB also sold corporate bonds and mortgage-backed securities during the second quarter for $160 million, which resulted in a pretax gain of approximately $2.2 million. The sale of the investment securities reduced yield volatility and credit risk within the investment portfolio. The proceeds from the sales were reinvested into the investment portfolio at current market yields.

Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Des Moines, securities sold under agreements to repurchase and federal funds purchased continue to be additional sources of funds. As of June 30, 2020 and December 31, 2019, ASB’s costing liabilities consisted of 98% deposits and 2% other borrowings. The weighted average cost of deposits for the first six months of 2020 and 2019 was 0.20% and 0.28%, respectively.
Federal Home Loan Bank of Des Moines. As of June 30, 2020 ASB had advances outstanding at the FHLB of Des Moines of $30 million compared to nil as of December 31, 2019. As of June 30, 2020, the unused borrowing capacity with the FHLB of Des Moines was $2.2 billion. The FHLB of Des Moines continues to be an important source of liquidity for ASB.
ASB had previously reported that in February 2020, the FHLB of Des Moines notified the bank that certain assets, which included high-quality home equity lines of credit, would no longer qualify as collateral for FHLB Advances, reducing ASB’s total FHLB borrowing capacity. In March 2020, the FHLB of Des Moines notified ASB that they have provisionally accepted the previously disqualified assets as collateral while they assess the eligibility of those assets. In July 2020, the FHLB of Des Moines announced the conclusion of their review of home equity lines of credit eligibility and effective October 1, 2020, the FHLB of Des Moines will no longer accept the fixed rate portion of any home equity lines of credit. If such an amendment were effective as of June 30, 2020, the amount of unused FHLB borrowing capacity would have been reduced by approximately $140 million. In addition, on June 12, 2020, the FHLB of Des Moines announced an update to their Loan to Value (LTV), a system-wide percentage applied to eligible pledged collateral to determine borrowing capacity, to reflect ongoing risks in the market due to COVID-19. Effective July 13, 2020, the LTV was lowered, which reduced the collateral value of the existing pledged loans and the borrowing capacity by $100 million. To increase the borrowing capacity at the FHLB of Des Moines, ASB pledged a portion of its commercial real estate loan portfolio in July 2020, which increased the borrowing capacity by $136 million. Additional collateral may be pledged in the third quarter of 2020 to increase the borrowing capacity.
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
As of June 30, 2020, ASB had an unrealized gain, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $21.3 million compared to an unrealized gain, net of taxes, of $2.5 million as of December 31, 2019. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first six months of 2020, ASB recorded a provision for credit losses of $25.5 million primarily due to additional loss reserves for the consumer loan portfolio, reserves for increases in commercial real estate commitments and increased reserves for the commercial, commercial real estate and consumer loan portfolios for expected credit deterioration due to the COVID-19 pandemic. During the first six months of 2019, ASB recorded a provision for credit losses of $14.6 million primarily due to increased loss reserves for the consumer loan portfolio and additional reserves for an impaired commercial loan and a commercial real estate loan that was downgraded.

	Six months ended June 30		Year ended December 31, 2019
(in thousands)	2020	2019
Allowance for credit losses, prior to adoption of ASU No. 2016-13	$53,355	$52,119	$52,119
Impact of adopting ASU No. 2016-13	19,441	—	—
Provision for credit losses	20,734	14,558	23,480
Less: net charge-offs	12,223	8,252	22,244
Allowance for credit losses, end of period	$81,307	$58,425	$53,355
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.46%	0.34%	0.45%
ASB maintains a reserve for credit losses that consists of two components, the allowance for credit losses and an allowance for loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in provision for credit losses. As of June 30, 2020 and December 31, 2019, the reserve for unfunded loan commitments was $8.1 million and $1.7 million, respectively.

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
Beginning in the second quarter of 2020, ASB has adopted the community bank leverage ratio framework.
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

FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	June 30, 2020	December 31, 2019	% change
Total assets	$8,020	$7,233	11
Investment securities	1,514	1,372	10
Loans held for investment, net	5,357	5,068	6
Deposit liabilities	7,030	6,272	12
Other bank borrowings	125	115	9
As of June 30, 2020, ASB was one of Hawaii’s largest financial institutions based on assets of $8.0 billion and deposits of $7.0 billion.
As of June 30, 2020, ASB’s unused FHLB borrowing capacity was approximately $2.2 billion. As of June 30, 2020, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.9 billion, of which, commitments to lend to borrowers whose loan terms have been modified in troubled debt restructurings were nil. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the six months ended June 30, 2020, net cash provided by ASB’s operating activities was $29 million. Net cash used during the same period by ASB’s investing activities was $440 million, primarily due to purchases of available-for-sale securities of $477 million, a net increase in loans of $328 million, additions to premises and equipment of $4 million and contributions to low income housing investments of $2 million, partly offset by the receipt of repayments from investment securities of $197 million, proceeds from the sale of investment securities of $169 million and proceeds from the sale of low income housing investments of $7 million. Net cash provided by financing activities during this period was $740 million, primarily due to increases in deposit liabilities of $758 million and proceeds from FHLB advances of $30 million, partly offset by a net decrease in repurchase agreements of $20 million and $28 million in common stock dividends to HEI (through ASB Hawaii).

For the six months ended June 30, 2019, net cash provided by ASB’s operating activities was $41 million. Net cash used during the same period by ASB’s investing activities was $67 million, primarily due to a net increase in loans of $174 million, additions to premises and equipment of $20 million, purchases of available-for-sale investment securities of $5 million and contributions to low income housing investments of $4 million, partly offset by the receipt of repayments from available-for-sale investment securities of $124 million, proceeds from the redemption of bank owned life insurance policies of $6 million and the receipt of held-to-maturity investment securities of $5 million. Net cash provided by financing activities during this period was $68 million, primarily due to increases in deposit liabilities of $99 million, partly offset by $33 million in common stock dividends to HEI (through ASB Hawaii).
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. Beginning in the second quarter of 2020, ASB has adopted the community bank leverage ratio framework and will be required to report only its leverage ratio. As of June 30, 2020, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 8.4% (5.0%). As of December 31, 2019, ASB was well-capitalized with a common equity Tier-1 ratio of 13.2%, Tier-1 capital ratio of 13.2%, a Total capital ratio of 14.3% and a Tier-1 leverage ratio of 9.1%. All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to HEI (through ASB Hawaii).
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
ASB’s interest-rate risk sensitivity measures as of June 30, 2020 and December 31, 2019 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
+300	5.5%	2.8%	29.0%	15.3%
+200	3.8	2.1	22.6	12.2
+100	2.0	1.3	13.1	7.5
-100	(1.6)	(2.0)	(23.5)	(12.7)
ASB’s net interest income (NII) sensitivity profile was more asset sensitive as of June 30, 2020 compared to December 31, 2019. The decrease in long term market rates increased prepayment expectations, resulting in higher reinvestment into lower yielding fixed-rate mortgage and mortgage-backed investment portfolios. In addition, the bank had significantly more cash on hand as of June 30, 2020, further increasing asset sensitivity.
Economic value of equity (EVE) sensitivity increased as of June 30, 2020 compared to December 31, 2019 primarily due to strong growth in long duration core deposits. In addition, the downward shift in the yield curve led to faster prepayment expectations and shortened the duration of the fixed-rate mortgage and mortgage-backed investment portfolios.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

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
Item 1A. Risk Factors
Our business, financial condition, liquidity and results of operations could be adversely impacted by the ongoing effects of the COVID-19 pandemic. The COVID-19 pandemic has affected nearly all countries and all 50 states within the United States, including Hawaii. Due to the numerous country, state, city and local jurisdictions that have imposed “shelter-in-place” orders, including travel restrictions that directly impact the Hawaii economy, economic activity in the state has been adversely impacted. As a result of the swift economic contraction and reduction in tourism that has occurred in the state to date, the Utilities expect that demand for electricity will remain depressed and the provision for bad debt and write-offs at the Utilities will remain at an elevated level and impact liquidity as long as social-distancing measures that severely restrict economic activity remain in place. In the second quarter of 2020, overall kWh sales have declined 7% as compared to the first quarter of 2020. While the Utilities expect to recover the difference between PUC approved target revenues and recorded adjusted revenues (regardless of the level of kWh sales) through the revenue balancing account under the decoupling mechanism based on estimated sales, starting on June 1st of the following year, the collection occurs on a lagged basis. If the difference to be collected, which needs to be financed in the interim, exceeds the Utilities’ current liquidity sources, there can be no assurance that the Utilities will be able to secure additional liquidity sources at a reasonable cost, or at all, or if the difference becomes so large that it would result in a significant increase in customer bills, whether the PUC will allow recovery of such difference through the revenue balancing account. In addition to lower and lagged collections, the COVID-19 pandemic has also resulted in higher costs and expenses. While the Utilities have been granted deferral treatment of certain COVID-19 related costs, such as higher bad debt expense, non-collection of late payment fees, higher financing costs, sequestration costs for mission-critical employees and other costs and expenses, there can be no assurance that the PUC will grant recovery of such costs, and such costs could be material. Additionally, in light of the significant impact that economic conditions have had on residents and businesses in the state, a stipulated settlement between Hawaiian Electric and the Division of Consumer Advocacy of the Department of Commerce and Consumer Affairs, reflecting no base rate increase, was submitted in the Hawaiian Electric 2020 test year rate case to the PUC for approval. While the Utilities intend to offset the no base rate increase with corresponding cost decreases, such reduction of cost is not assured and, therefore, the inability to achieve targeted cost savings could adversely affect the Utilities’ results of operations.
ASB’s net interest income has also been adversely impacted by lower interest rates across the curve, which are influenced by economic conditions. Accordingly, an extended economic slowdown could have a significant continuing impact on its net interest income and its provision for credit losses.
While the Company believes that it has sufficient liquidity to operate through this crisis, there can be no assurance that sufficient liquidity will be available if the slowdown in economic activity continues for an extended period of time.
The Company is closely monitoring the situation and taking appropriate actions to operate its businesses and protect its workforce while serving customers and the community, but an extended slowdown of economic activity could have a material adverse effect on the Company. These effects could include, but are not limited to:
•Disruptions or restrictions on employees’ ability to work effectively due to illness, travel restrictions, quarantines, shelter-in-place orders or other limitations.
•The inability of customers, IPPs, contractors, suppliers, creditors and other business partners to fulfill their obligations. For example, several IPPs have declared force majeure as a protective measure, citing the pandemic, which could potentially result in significant project delays.
•Disruption and volatility in the global credit and financial markets, which may increase the cost of capital and could adversely impact access to capital for the Company and its customers and suppliers.
•Further deterioration in economic conditions, or an extension of slow economic activity, which negatively impacts the Company’s earnings and liquidity, could result in an impairment in the carrying value of goodwill or long-lived assets.

•Actions taken or may be taken, or decisions made or may be made by the Company, as a consequence of the COVID-19 pandemic, may result in legal claims or litigation against the Company.
Due to the unprecedented nature of the pandemic and the significant uncertainty it creates, including the unknown severity and duration of the pandemic and the resulting impact it may have on Hawaii businesses and residents of the state, the Company is unable to predict the full extent of the future impact on the Company’s businesses at this time, and those impacts could have a material adverse effect on the Company’s results of operations, financial position, and cash flows.
The Paycheck Protection Program is a guaranteed loan program and is subject to federal government regulations. The Paycheck Protection Program (PPP), established under the CARES Act and administered by the United States Small Business Administration (SBA), was created to provide a direct incentive for small businesses to keep their workers on the payroll as a result of the COVID-19 crisis. The Paycheck Protection Program Flexibility Act was signed into law on June 5, 2020, which amended some of the prior rules and guidelines of the CARES Act. Loans issued through the PPP are 100% federally guaranteed and have a maturity of 2-5 years, depending on when the loan was made, at a fixed interest rate of 1%. Loan payments will be deferred until the earlier of (a) the date that the forgiven amount is remitted to the lender by the SBA; or (b) 10 months from the date the covered period ends. The SBA will forgive all loan amounts to a particular small business if such small business is compliant with the terms and conditions of the PPP. Small businesses have the earlier of 24 weeks from disbursement of the loan or December 31, 2020 to incur allowable expenses such as payroll costs, interest on mortgages, rent and utility expenses that would be covered by the loan forgiveness rules, with 60% of the loan forgiveness needing to be for payroll costs. There is a partial forgiveness if less than 60% of the loan disbursement was spent on payroll costs. Employers will have until December 31, 2020 to restore their workforce. Lenders will process and approve the PPP loans under delegated authority of the SBA. The Lender assumes all obligations, responsibilities, and requirements associated with delegated processing of covered loans made under PPP. Any change in the terms or conditions stated in the loan authorization shall be made in accordance with PPP loan program requirements. For purposes of making covered loans to an eligible recipient under PPP, the lender is responsible, to the extent set forth in the PPP loan program requirements, for all decisions concerning eligibility of a borrower for a covered loan. Failure to comply with PPP loan program requirements may result in loans losing its 100% federally guaranteed status. In addition, in the event loan proceeds are not used in accordance with PPP loan program requirements, the covered loan will not be forgiven, resulting in ASB carrying the loan on its balance sheet longer than anticipated. Through June 30, 2020, ASB has secured more than $370 million in PPP loans, and due to changes surrounding certain program requirements resulting from the rapid rollout of the program, there may be a risk that certain loans may be ultimately deemed non-compliant, in which case ASB would be subject to the credit risk of those loans.

For additional information about Risk Factors, see pages 17 to 28 of HEI’s and Hawaiian Electric’s 2019 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and the Condensed Consolidated Financial Statements herein. Also, see “Cautionary Note Regarding Forward-Looking Statements” on pages iv through vi herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of HEI common shares were made on the open market during the second quarter of 2020 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2020	24,160	$40.91	—	NA
May 1 to 31, 2020	24,677	$37.87	—	NA
June 1 to 30, 2020	187,389	$39.83	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
**The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 12,011 of the 24,160 shares, 12,260 of the 24,677 shares and 155,245 of the 187,389 shares were purchased for the DRIP; 10,188 of the 24,160 shares, 9,888 of the 24,677 shares and 27,497 of the 187,389 shares were purchased for the HEIRSP; and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 6. Exhibits

HEI Exhibit 3.1	HEI’s Amended and Restated Articles of Incorporation effective June 2, 2020

HEI Exhibit 3.2	HEI’s Amended and Restated Bylaws,effective June 2, 2020 (incorporated by reference to Exhibit 3.1 to HEI’s Current Report on Form 8-K dated June 2, 2020, File no. 1-8503)

HEI Exhibit 10.1	Cooperation Agreement, dated as of February 12, 2020 by and between Hawaiian Electric Industries, Inc. and ValueAct Spring Master Fund , L.P. and certain of its affiliates (incorporated by reference to Exhibit 10.1 to HEI’s Current Report on Form 8-K dated February 12, 2020, File no.1-8503)

HEI Exhibit 10.2	Joinder to Cooperation Agreement, dated July 22, 2020, by and between Hawaiian Electric Industries, Inc., and Inclusive Capital Partners, L.P. and ValueAct Capital Management, L.P.

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Gregory C. Hazelton (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

HEI Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

HEI Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Hawaiian Electric Exhibit 10	First Amendment dated June 9, 2020 to Supply Contract for Low Sulfur Fuel Oil, High Sulfur Fuel Oil, No. 2 Diesel, and Ultra-Low Sulfur Diesel by and between Hawaiian Electric, Hawaii Electric Light, and Maui Electric and PAR Hawaii Refining, LLC dated January 21, 2019 (certain confidential information has been omitted)

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Scott W. H. Seu (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Scott W. H. Seu
	Constance H. Lau		Scott W. H. Seu
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Gregory C. Hazelton	By	/s/ Tayne S. Y. Sekimura
	Gregory C. Hazelton		Tayne S. Y. Sekimura
	Executive Vice President		Senior Vice President
	and Chief Financial Officer		and Chief Financial Officer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: August 6, 2020		Date: August 6, 2020