Form 10-Q
period 2020-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2020-11-06
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒
Securities registered pursuant to 12(b) of the Act:
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding October 23, 2020
Hawaiian Electric Industries, Inc. (Without Par Value)	109,181,124	Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	17,048,783	Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2020

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2020 and 2019
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and nine months ended September 30, 2020 and 2019
3		Condensed Consolidated Balance Sheets (unaudited) - September 30, 2020 and December 31, 2019
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three and nine months ended September 30, 2020 and 2019
5		Condensed Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2020 and 2019
Hawaiian Electric Company, Inc. and Subsidiaries
6		Condensed Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2020 and 2019
6		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and nine months ended September 30, 2020 and 2019
7		Condensed Consolidated Balance Sheets (unaudited) - September 30, 2020 and December 31, 2019
8		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three and nine months ended September 30, 2020 and 2019
9		Condensed Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2020 and 2019
9		Notes to Condensed Consolidated Financial Statements (unaudited)
57	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
57		HEI consolidated
64		Electric Utilities
78		Bank
88	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
89	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
90	Item 1.	Legal Proceedings
90	Item 1A.	Risk Factors
92	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
92	Item 6.	Exhibits
93	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2020
GLOSSARY OF TERMS

Terms	Definitions
ACL	Allowance for credit losses, which is the current credit loss standard, requires recording the allowance based on the expected loss model
AES Hawaii	AES Hawaii, Inc.
AFS	Available for sale
AOCI	Accumulated other comprehensive income/(loss)
ASB	American Savings Bank, F.S.B., a wholly owned subsidiary of ASB Hawaii, Inc.
ASB Hawaii	ASB Hawaii, Inc. (formerly American Savings Holdings, Inc.), a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASU	Accounting Standards Update
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act enacted March 27, 2020
CBRE	Community-based renewable energy
Company	Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B.; Pacific Current, LLC and its subsidiaries, Hamakua Holdings, LLC (and its subsidiary, Hamakua Energy, LLC), Mauo Holdings, LLC (and its subsidiary, Mauo, LLC) and Ka‘ie‘ie Waho Company, LLC; and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.)
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
D&O	Decision and order from the PUC
DER	Distributed energy resources
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOH	Department of Health of the State of Hawaii
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
ECRC	Energy cost recovery clause
EIP	2010 Equity and Incentive Plan, as amended and restated
EPA	Environmental Protection Agency — federal
EPS	Earnings per share
ERP/EAM	Enterprise Resource Planning/Enterprise Asset Management
ESG	Environmental, Social & Governance
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Hamakua Energy	Hamakua Energy, LLC, an indirect subsidiary of HEI
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.

GLOSSARY OF TERMS, continued

Terms	Definitions
Hawaiian Electric	Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited and Renewable Hawaii, Inc. Uluwehiokama Biofuels Corp. was dissolved effective as of July 14, 2020
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., Pacific Current, LLC and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.)
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
Kalaeloa	Kalaeloa Partners, L.P.
kWh	Kilowatthour/s (as applicable)
LTIP	Long-term incentive plan
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Mauo	Mauo, LLC, an indirect subsidiary of HEI
MPIR	Major Project Interim Recovery
MSR	Mortgage servicing right
MW	Megawatt/s (as applicable)
NII	Net interest income
NPBC	Net periodic benefit costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
Pacific Current	Pacific Current, LLC, a wholly owned subsidiary of HEI and parent company of Hamakua Holdings, LLC, Mauo Holdings, LLC, and Ka‘ie‘ie Waho Company, LLC
PBR	Performance-based regulation
PGV	Puna Geothermal Venture
PIMs	Performance incentive mechanisms
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PUC	Public Utilities Commission of the State of Hawaii
PV	Photovoltaic
RAM	Rate adjustment mechanism
RBA	Revenue balancing account
RFP	Request for proposals
ROACE	Return on average common equity
RORB	Return on rate base
RPS	Renewable portfolio standards
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
Tax Act	2017 Tax Cuts and Jobs Act (H.R. 1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018)
TDR	Troubled debt restructuring
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity

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
•citizen activism, including civil unrest, especially in times of severe economic depression and social divisiveness, which could negatively impact customers and employees, impair the ability of the Company and the Utilities to operate and maintain its facilities in an effective and safe manner, and citizen activism could delay the construction, increase project costs or preclude the completion, of third-party or Utility projects that are required to meet electricity demand, reliability objectives and RPS goals;
•the effects of future actions or inaction of the U.S. government or related agencies, including those related to the U.S. debt ceiling or budget funding, monetary policy, trade policy and tariffs, energy and environmental policy, and other policy and regulatory changes advanced or proposed by President Trump and his administration, or resulting from the outcome of the U.S. presidential election;
•weather, natural disasters (e.g., hurricanes, earthquakes, tsunamis, lightning strikes, lava flows and the increasing effects of climate change, such as more severe storms, flooding, droughts, heat waves, and rising sea levels) and wildfires, including their impact on the Company’s and Utilities’ operations and the economy;
•the timing, speed and extent of changes in interest rates and the shape of the yield curve, which could result in lower portfolio yields and net interest margin;
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
•federal, state, county and international governmental and regulatory actions, such as existing, new and changes in laws, rules and regulations applicable to HEI, the Utilities and ASB (including changes in taxation and tax rates, increases in capital requirements, regulatory policy changes, environmental laws and regulations (including resulting compliance costs and risks of fines and penalties and/or liabilities), the regulation of greenhouse gas emissions, governmental fees and assessments (such as Federal Deposit Insurance Corporation assessments), and potential carbon “cap and trade” legislation that may fundamentally alter costs to produce electricity and accelerate the move to renewable generation);
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
v

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
•changes in accounting principles applicable to HEI and its subsidiaries, including the adoption of new U.S. accounting standards, the potential discontinuance of regulatory accounting related to PBR or other regulatory changes, the effects of potentially required consolidation of variable interest entities (VIEs), or required finance lease or on-balance-sheet operating lease accounting for PPAs with IPPs;
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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands, except per share amounts)	2020	2019	2020	2019
Revenues
Electric utility	$562,568	$688,330	$1,694,225	$1,900,609
Bank	78,644	82,548	233,096	247,287
Other	215	4	237	86
Total revenues	641,427	770,882	1,927,558	2,147,982
Expenses
Electric utility	474,050	616,537	1,493,948	1,716,562
Bank	63,144	54,240	189,700	171,605
Other	4,672	3,450	13,091	12,589
Total expenses	541,866	674,227	1,696,739	1,900,756
Operating income (loss)
Electric utility	88,518	71,793	200,277	184,047
Bank	15,500	28,308	43,396	75,682
Other	(4,457)	(3,446)	(12,854)	(12,503)
Total operating income	99,561	96,655	230,819	247,226
Retirement defined benefits expense—other than service costs	(1,102)	(648)	(2,970)	(2,172)
Interest expense, net—other than on deposit liabilities and other bank borrowings	(22,086)	(22,425)	(66,474)	(69,081)
Allowance for borrowed funds used during construction	801	1,208	2,241	3,465
Allowance for equity funds used during construction	2,347	3,250	6,556	9,335
Gain on sale of investment securities, net	—	653	9,275	653
Income before income taxes	79,521	78,693	179,447	189,426
Income taxes	14,018	14,803	30,691	36,390
Net income	65,503	63,890	148,756	153,036
Preferred stock dividends of subsidiaries	471	471	1,417	1,417
Net income for common stock	$65,032	$63,419	$147,339	$151,619
Basic earnings per common share	$0.60	$0.58	$1.35	$1.39
Diluted earnings per common share	$0.59	$0.58	$1.35	$1.39
Weighted-average number of common shares outstanding	109,181	108,973	109,126	108,941
Net effect of potentially dilutive shares	155	390	261	437
Weighted-average shares assuming dilution	109,336	109,363	109,387	109,378
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2020	2019	2020	2019
Net income for common stock	$65,032	$63,419	$147,339	$151,619
Other comprehensive income (loss), net of taxes:
Net unrealized gains on available-for-sale investment securities:
Net unrealized gains on available-for-sale investment securities arising during the period, net of taxes of $360, $1,557, $7,836 and $10,194, respectively	984	4,253	21,405	27,846
Reclassification adjustment for net realized gains included in net income, net of taxes of nil, (175), $(599) and (175), respectively	—	(478)	(1,638)	(478)
Derivatives qualifying as cash flow hedges:
Unrealized interest rate hedging losses arising during the period, net of taxes of $(51), $(208), $(739) and $(577), respectively	(147)	(600)	(2,129)	(1,663)
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes of $2,202, $741, $6,169 and $2,482, respectively	6,324	2,615	17,720	7,621
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(1,985), $(865), $(5,563) and $(2,459), respectively	(5,721)	(2,493)	(16,038)	(7,089)
Other comprehensive income, net of taxes	1,440	3,297	19,320	26,237
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$66,472	$66,716	$166,659	$177,856
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$193,126	$196,813
Restricted cash	21,881	30,872
Accounts receivable and unbilled revenues, net	276,299	300,794
Available-for-sale investment securities, at fair value	1,747,658	1,232,826
Held-to-maturity investment securities, at amortized cost	133,858	139,451
Stock in Federal Home Loan Bank, at cost	10,920	8,434
Loans held for investment, net	5,389,443	5,067,821
Loans held for sale, at lower of cost or fair value	16,806	12,286
Property, plant and equipment, net of accumulated depreciation of $2,873,348 and $2,765,569 at September 30, 2020 and December 31, 2019, respectively	5,232,177	5,109,628
Operating lease right-of-use assets	169,062	199,171
Regulatory assets	677,683	715,080
Other	591,258	649,885
Goodwill	82,190	82,190
Total assets	$14,542,361	$13,745,251
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$158,292	$220,633
Interest and dividends payable	34,271	24,941
Deposit liabilities	7,038,137	6,271,902
Short-term borrowings—other than bank	137,783	185,710
Other bank borrowings	151,875	115,110
Long-term debt, net—other than bank	2,068,852	1,964,365
Deferred income taxes	376,356	379,324
Operating lease liabilities	176,258	199,571
Regulatory liabilities	967,846	972,310
Defined benefit pension and other postretirement benefit plans liability	488,314	513,287
Other	586,853	583,545
Total liabilities	12,184,837	11,430,698
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 109,181,124 shares and 108,973,328 shares at September 30, 2020 and December 31, 2019, respectively	1,678,007	1,678,257
Retained earnings	645,943	622,042
Accumulated other comprehensive loss, net of tax benefits	(719)	(20,039)
Total shareholders’ equity	2,323,231	2,280,260
Total liabilities and shareholders’ equity	$14,542,361	$13,745,251
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2019	108,973	$1,678,257	$622,042	$(20,039)	$2,280,260
Impact of adoption of ASU No. 2016-13	—	—	(15,372)	—	(15,372)
Balance, January 1, 2020 after adoption of ASU No. 2016-13	108,973	1,678,257	606,670	(20,039)	2,264,888
Net income for common stock	—	—	33,420	—	33,420
Other comprehensive income, net of taxes	—	—	—	18,212	18,212
Share-based expenses and other, net	172	(3,996)	—	—	(3,996)
Common stock dividends (33¢ per share)	—	—	(36,019)	—	(36,019)
Balance, March 31, 2020	109,145	1,674,261	604,071	(1,827)	2,276,505
Net income for common stock	—	—	48,887	—	48,887
Other comprehensive loss, net of tax benefits	—	—	—	(332)	(332)
Share-based expenses and other, net	36	2,355	—	—	2,355
Common stock dividends (33¢ per share)	—	—	(36,017)	—	(36,017)
Balance, June 30, 2020	109,181	1,676,616	616,941	(2,159)	2,291,398
Net income for common stock	—	—	65,032	—	65,032
Other comprehensive income, net of taxes	—	—	—	1,440	1,440
Share-based expenses and other, net	—	1,391	—	—	1,391
Common stock dividends (33¢ per share)	—	—	(36,030)	—	(36,030)
Balance, September 30, 2020	109,181	$1,678,007	$645,943	$(719)	$2,323,231
Balance, December 31, 2018	108,879	$1,669,267	$543,623	$(50,610)	$2,162,280
Net income for common stock	—	—	45,688	—	45,688
Other comprehensive income, net of taxes	—	—	—	9,241	9,241
Share-based expenses and other, net	58	1,166	—	—	1,166
Common stock dividends 32¢ per share)	—	—	(34,860)	—	(34,860)
Balance, March 31, 2019	108,937	1,670,433	554,451	(41,369)	2,183,515
Net income for common stock	—	—	42,512	—	42,512
Other comprehensive income, net of taxes	—	—	—	13,699	13,699
Share-based expenses and other, net	35	3,720	—	—	3,720
Common stock dividends (32¢ per share)	—	—	(34,860)	—	(34,860)
Balance, June 30, 2019	108,972	1,674,153	562,103	(27,670)	2,208,586
Net income for common stock	—	—	63,419	—	63,419
Other comprehensive income, net of taxes	—	—	—	3,297	3,297
Share-based expenses and other, net	1	2,258	—	—	2,258
Common stock dividends (32¢ per share)	—	—	(34,871)	—	(34,871)
Balance, September 30, 2019	108,973	$1,676,411	$590,651	$(24,373)	$2,242,689
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30
(in thousands)	2020	2019
Cash flows from operating activities
Net income	$148,756	$153,036
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	178,674	172,307
Other amortization	39,580	35,553
Provision for credit losses	39,504	17,873
Loans originated, held for sale	(380,864)	(190,700)
Proceeds from sale of loans, held for sale	387,247	177,345
Gain on sale of investment securities, net	(9,275)	(653)
Gain on sale of loans	(15,933)	(3,080)
Deferred income taxes	(14,464)	265
Share-based compensation expense	5,449	8,142
Allowance for equity funds used during construction	(6,556)	(9,335)
Other	(4,773)	(6,157)
Changes in assets and liabilities
Decrease in accounts receivable and unbilled revenues, net	11,252	10,723
Decrease (increase) in fuel oil stock	31,899	(3,438)
Decrease in regulatory assets	10,012	54,274
Increase (decrease) in regulatory liabilities	(15,755)	2,494
Increase (decrease) in accounts, interest and dividends payable	(20,794)	215
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(32,750)	(32,436)
Decrease in defined benefit pension and other postretirement benefit plans liability	(1,398)	(2,794)
Change in other assets and liabilities	(37,543)	(42,206)
Net cash provided by operating activities	312,268	341,428
Cash flows from investing activities
Available-for-sale investment securities purchased	(985,874)	(4,823)
Principal repayments on available-for-sale investment securities	331,238	194,845
Proceeds from sale of available-for-sale investment securities	169,157	19,810
Principal repayments of held-to-maturity investment securities	34,740	9,183
Purchases of held-to-maturity investment securities	(28,602)	—
Purchase of stock from Federal Home Loan Bank	(24,006)	(80,475)
Redemption of stock from Federal Home Loan Bank	21,520	80,480
Net increase in loans held for investment	(374,307)	(258,064)
Proceeds from sale of low-income housing investments	6,725	—
Capital expenditures	(296,172)	(332,273)
Contributions to low income housing investments	(3,951)	(5,612)
Other	4,899	3,495
Net cash used in investing activities	(1,144,633)	(373,434)
Cash flows from financing activities
Net increase in deposit liabilities	766,235	37,371
Net increase (decrease) in short-term borrowings with original maturities of three months or less	(112,710)	64,844
Net increase in other bank borrowings with original maturities of three months or less	6,765	19,150
Proceeds from issuance of short-term debt	165,000	25,000
Repayment of short-term debt	(100,000)	—
Proceeds from issuance of other bank borrowings	30,000	—
Proceeds from issuance of long-term debt	365,146	208,970
Repayment of long-term debt and funds transferred for repayment of long-term debt	(178,291)	(204,278)
Withheld shares for employee taxes on vested share-based compensation	(5,700)	(997)
Common stock dividends	(108,066)	(104,591)
Preferred stock dividends of subsidiaries	(1,417)	(1,417)
Other	(7,275)	(4,266)
Net cash provided by financing activities	819,687	39,786
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,678)	7,780
Cash, cash equivalents and restricted cash, beginning of period	227,685	169,208
Cash, cash equivalents and restricted cash, end of period	215,007	176,988
Less: Restricted cash	(21,881)	—
Cash and cash equivalents, end of period	$193,126	$176,988
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2020	2019	2020	2019
Revenues	$562,568	$688,330	$1,694,225	$1,900,609
Expenses
Fuel oil	105,042	199,093	390,714	541,322
Purchased power	149,025	175,037	425,679	472,336
Other operation and maintenance	111,243	124,415	348,831	361,805
Depreciation	55,689	53,935	167,235	161,795
Taxes, other than income taxes	53,051	64,057	161,489	179,304
Total expenses	474,050	616,537	1,493,948	1,716,562
Operating income	88,518	71,793	200,277	184,047
Allowance for equity funds used during construction	2,347	3,250	6,556	9,335
Retirement defined benefits expense—other than service costs	(432)	(723)	(1,195)	(2,127)
Interest expense and other charges, net	(16,836)	(17,429)	(50,768)	(53,945)
Allowance for borrowed funds used during construction	801	1,208	2,241	3,465
Income before income taxes	74,398	58,099	157,111	140,775
Income taxes	13,835	10,822	29,316	27,800
Net income	60,563	47,277	127,795	112,975
Preferred stock dividends of subsidiaries	228	228	686	686
Net income attributable to Hawaiian Electric	60,335	47,049	127,109	112,289
Preferred stock dividends of Hawaiian Electric	270	270	810	810
Net income for common stock	$60,065	$46,779	$126,299	$111,479
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2020	2019	2020	2019
Net income for common stock	$60,065	$46,779	$126,299	$111,479
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes of $2,001, $874, $5,597 and $2,484, respectively	5,769	2,519	16,137	7,162
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(1,985), $(865), $(5,563) and $(2,459), respectively	(5,721)	(2,493)	(16,038)	(7,089)
Other comprehensive income, net of taxes	48	26	99	73
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$60,113	$46,805	$126,398	$111,552
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	September 30, 2020	December 31, 2019
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$51,589	$51,816
Plant and equipment	7,422,908	7,240,288
Less accumulated depreciation	(2,789,917)	(2,690,157)
Construction in progress	212,537	193,074
Utility property, plant and equipment, net	4,897,117	4,795,021
Nonutility property, plant and equipment, less accumulated depreciation of $114 and $111 as of September 30, 2020 and December 31, 2019, respectively	6,954	6,956
Total property, plant and equipment, net	4,904,071	4,801,977
Current assets
Cash and cash equivalents	29,800	11,022
Restricted cash	20,458	30,872
Customer accounts receivable, net	137,936	152,790
Accrued unbilled revenues, net	106,415	117,227
Other accounts receivable, net	7,074	11,568
Fuel oil stock, at average cost	60,443	91,937
Materials and supplies, at average cost	68,794	60,702
Prepayments and other	39,644	116,980
Regulatory assets	25,462	30,710
Total current assets	496,026	623,808
Other long-term assets
Operating lease right-of-use assets	144,740	176,809
Regulatory assets	652,221	684,370
Other	125,246	101,718
Total other long-term assets	922,207	962,897
Total assets	$6,322,304	$6,388,682
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 17,048,783 shares at September 30, 2020 and December 31, 2019)	$113,678	$113,678
Premium on capital stock	714,824	714,824
Retained earnings	1,266,076	1,220,129
Accumulated other comprehensive loss, net of tax benefits-retirement benefit plans	(1,180)	(1,279)
Common stock equity	2,093,398	2,047,352
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,561,128	1,401,714
Total capitalization	3,688,819	3,483,359
Commitments and contingencies (Note 3)
Current liabilities
Current portion of operating lease liabilities	64,906	63,707
Current portion of long-term debt, net	—	95,953
Short-term borrowings from non-affiliates	49,948	88,987
Accounts payable	118,480	187,770
Interest and preferred dividends payable	30,244	20,728
Taxes accrued, including revenue taxes	183,744	207,992
Regulatory liabilities	36,555	30,724
Other	75,050	67,305
Total current liabilities	558,927	763,166
Deferred credits and other liabilities
Operating lease liabilities	86,175	113,400
Deferred income taxes	381,535	377,150
Regulatory liabilities	931,291	941,586
Unamortized tax credits	113,516	117,868
Defined benefit pension and other postretirement benefit plans liability	454,150	478,763
Other	107,891	113,390
Total deferred credits and other liabilities	2,074,558	2,142,157
Total capitalization and liabilities	$6,322,304	$6,388,682
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2019	17,048	$113,678	$714,824	$1,220,129	$(1,279)	$2,047,352
Net income for common stock	—	—	—	23,905	—	23,905
Other comprehensive income, net of taxes	—	—	—	—	26	26
Common stock dividends	—	—	—	(26,784)	—	(26,784)
Balance, March 31, 2020	17,048	113,678	714,824	1,217,250	(1,253)	2,044,499
Net income for common stock	—	—	—	42,329	—	42,329
Other comprehensive income, net of taxes	—	—	—	—	25	25
Common stock dividends	—	—	—	(26,784)	—	(26,784)
Balance, June 30, 2020	17,048	$113,678	714,824	1,232,795	(1,228)	2,060,069
Net income for common stock	—	—	—	60,065	—	60,065
Other comprehensive income, net of taxes	—	—	—	—	48	48
Common stock dividends	—	—	—	(26,784)	—	(26,784)
Balance, September 30, 2020	17,048	$113,678	$714,824	$1,266,076	$(1,180)	$2,093,398
Balance, December 31, 2018	16,751	$111,696	$681,305	$1,164,541	$99	$1,957,641
Net income for common stock	—	—	—	32,126	—	32,126
Other comprehensive income, net of taxes	—	—	—	—	24	24
Common stock dividends	—	—	—	(25,313)	—	(25,313)
Balance, March 31, 2019	16,751	111,696	681,305	1,171,354	123	1,964,478
Net income for common stock	—	—	—	32,574	—	32,574
Other comprehensive income, net of taxes	—	—	—	—	23	23
Common stock dividends	—	—	—	(25,313)	—	(25,313)
Balance, June 30, 2019	16,751	111,696	681,305	$1,178,615	$146	$1,971,762
Net income for common stock	—	—	—	46,779	—	46,779
Other comprehensive income, net of taxes	—	—	—	—	26	26
Common stock dividends	—	—	—	(25,313)	—	(25,313)
Balance, September 30, 2019	16,751	$111,696	$681,305	$1,200,081	$172	$1,993,254
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30
(in thousands)	2020	2019
Cash flows from operating activities
Net income	$127,795	$112,975
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	167,235	161,795
Other amortization	24,929	21,476
Deferred income taxes	(9,827)	(1,386)
State refundable credit	(7,589)	(6,242)
Bad debt expense	1,401	1,650
Allowance for equity funds used during construction	(6,556)	(9,335)
Other	1,614	613
Changes in assets and liabilities
Decrease in accounts receivable	7,076	12,706
Decrease (increase) in accrued unbilled revenues	9,842	(2,101)
Decrease (increase) in fuel oil stock	31,494	(4,608)
Increase in materials and supplies	(8,092)	(5,606)
Decrease in regulatory assets	10,012	54,274
Increase (decrease) in regulatory liabilities	(15,755)	2,494
Decrease in accounts payable	(34,874)	(9,261)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(34,768)	(32,094)
Decrease in defined benefit pension and other postretirement benefit plans liability	(3,064)	(2,837)
Change in other assets and liabilities	(15,918)	(11,895)
Net cash provided by operating activities	244,955	282,618
Cash flows from investing activities
Capital expenditures	(267,482)	(297,807)
Other	7,295	2,662
Net cash used in investing activities	(260,187)	(295,145)
Cash flows from financing activities
Common stock dividends	(80,352)	(75,939)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,496)	(1,496)
Proceeds from issuance of short-term debt	100,000	25,000
Repayment of short-term debt	(100,000)	—
Proceeds from issuance of long-term debt	255,000	200,000
Repayment of long-term debt and funds transferred for repayment of long-term debt	(109,000)	(201,546)
Net Increase (decrease) in short-term borrowings from non-affiliates and affiliates with original maturities of three months or less	(38,987)	62,353
Other	(1,569)	785
Net cash provided by financing activities	23,596	9,157
Net increase (decrease) in cash and cash equivalents	8,364	(3,370)
Cash, cash equivalents and restricted cash, beginning of period	41,894	35,877
Cash, cash equivalents and restricted cash, end of period	50,258	32,507
Less: Restricted cash	(20,458)	—
Cash and cash equivalents, end of period	$29,800	$32,507
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
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of September 30, 2020 and December 31, 2019 and the results of their operations for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
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

Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional guidance for a limited period of time to ease the potential impacts of transitioning away from reference rates which are expected to be discontinued, such as the London Interbank Offered Rate (LIBOR). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The guidance is effective upon issuance and generally can be applied through December 2022. The Company is evaluating the options provided by ASU 2020-04 and is evaluating the impact on its consolidated financial statements and related disclosures.

Reclassifications. Certain reclassifications of prior year amounts were made to conform to the current-year financial statement presentation. Reclassifications did not affect previously reported cash flows, net income or retained earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 2 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended September 30, 2020
Revenues from external customers	$562,559	$78,644	$224	$641,427
Intersegment revenues (eliminations)	9	—	(9)	—
Revenues	$562,568	$78,644	$215	$641,427
Income (loss) before income taxes	$74,398	$15,027	$(9,904)	$79,521
Income taxes (benefit)	13,835	2,877	(2,694)	14,018
Net income (loss)	60,563	12,150	(7,210)	65,503
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	$60,065	$12,150	$(7,183)	$65,032
Nine months ended September 30, 2020
Revenues from external customers	$1,694,195	$233,096	$267	$1,927,558
Intersegment revenues (eliminations)	30	—	(30)	—
Revenues	$1,694,225	$233,096	$237	$1,927,558
Income (loss) before income taxes	$157,111	$51,330	$(28,994)	$179,447
Income taxes (benefit)	29,316	9,405	(8,030)	30,691
Net income (loss)	127,795	41,925	(20,964)	148,756
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	$126,299	$41,925	$(20,885)	$147,339
Total assets (at September 30, 2020)	$6,322,304	$8,075,745	$144,312	$14,542,361
Three months ended September 30, 2019
Revenues from external customers	$688,299	$82,548	$35	$770,882
Intersegment revenues (eliminations)	31	—	(31)	—
Revenues	$688,330	$82,548	$4	$770,882
Income (loss) before income taxes	$58,099	$29,157	$(8,563)	$78,693
Income taxes (benefit)	10,822	6,269	(2,288)	14,803
Net income (loss)	47,277	22,888	(6,275)	63,890
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	$46,779	$22,888	$(6,248)	$63,419
Nine months ended September 30, 2019
Revenues from external customers	$1,900,552	$247,287	$143	$2,147,982
Intersegment revenues (eliminations)	57	—	(57)	—
Revenues	$1,900,609	$247,287	$86	$2,147,982
Income (loss) before income taxes	$140,775	$76,611	$(27,960)	$189,426
Income taxes (benefit)	27,800	15,868	(7,278)	36,390
Net income (loss)	112,975	60,743	(20,682)	153,036
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	$111,479	$60,743	$(20,603)	$151,619
Total assets (at December 31, 2019)	$6,388,682	$7,233,017	$123,552	$13,745,251

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
Power purchase agreements.  As of September 30, 2020, the Utilities had four PPAs for firm capacity (excluding the Puna Geothermal Ventures (PGV) PPA as PGV has been offline since May 2018 due to lava flow on Hawaii Island) and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
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
Power purchase agreements.  Purchases from all IPPs were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2020	2019	2020	2019
Kalaeloa	$39	$58	$111	$159
AES Hawaii	33	38	96	102
HPOWER	18	20	52	57
Hamakua Energy	12	17	36	51
Wind IPPs	30	30	83	73
Solar IPPs	17	11	45	26
Other IPPs [1]	—	2	3	4
Total IPPs	$149	$176	$426	$472

1Includes hydro power and other PPAs
Kalaeloa Partners, L.P.  Under a 1988 PPA, as amended, Hawaiian Electric is committed to purchase 208 MW of firm capacity from Kalaeloa. Hawaiian Electric and Kalaeloa continue negotiations to address the PPA term that ended on May 23, 2016. The PPA automatically extends on a month-to-month basis as long as the parties are still negotiating in good faith. Hawaiian Electric and Kalaeloa have agreed that neither party will terminate the PPA (which has been subject to automatic extension on a month-to-month basis) prior to November 20, 2020, to allow for a negotiated resolution and PUC approval.

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
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in an amended and restated PPA between Hawaii Electric Light and Hu Honua dated May 9, 2017. In July 2017, the PUC approved the amended and restated PPA, which becomes effective once the PUC’s order is final and non-appealable. In August 2017, the PUC’s approval was appealed by a third party. On May 10, 2019, the Hawaii Supreme Court issued a decision remanding the matter to the PUC for further proceedings consistent with the court’s decision which must include express consideration of Green House Gas (GHG) emissions that would result from approving the PPA, whether the cost of energy under the PPA is reasonable in light of the potential for GHG emissions, and whether the terms of the PPA are prudent and in the public interest, in light of its potential hidden and long-term consequences. On June 20, 2019, the PUC issued an order reopening the docket for further proceedings, including re-examining all of the issues in the proceedings. On September 29, 2019, the PUC issued an order setting the procedural schedule for the matter and on December 20, 2019, issued an order modifying the procedural schedule. Pre-hearing matters were completed on March 6, 2020. On July 9, 2020, the PUC issued an order denying the Hawaii Electric Light’s request to waive the amended and restated PPA from the PUC’s competitive bidding requirements and therefore, dismissed the request for approval of the amended and restated PPA without prejudice to possible participation in any future competitive bidding process. On July 20, 2020, Hu Honua filed a motion for reconsideration of the PUC’s order which was denied by the PUC on September 9, 2020. On September 16 2020, Hu Honua filed its notice of appeal to the Hawaii Supreme Court of the PUC’s order denying Hu Honua’s motion for reconsideration.
Molokai New Energy Partners (MNEP). In July 2018, the PUC approved Maui Electric’s PPA with MNEP to purchase solar energy from a PV plus battery storage project. The 4.88 MW PV and 3 MW Battery Energy Storage System project was to deliver no more than 2.64 MW at any time to the Molokai system. On March 25, 2020, MNEP filed a complaint in the United Stated District Court for the District of Hawaii against Maui Electric claiming breach of contract. On June 3, 2020, Maui Electric provided Notice of Default and Termination of the PPA to MNEP terminating the PPA with an effective date of July 10, 2020. Thereafter, MNEP filed an amended Complaint to include claims relating to the termination and Hawaiian Electric filed its Answer to the Amended Complaint on September 11, 2020, disputing the facts presented by MNEP and all claims within the original and amended complaint.
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
Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) implementation project. The ERP/EAM Implementation Project went live in October 2018. Hawaii Electric Light and Hawaiian Electric began to incorporate their portion of the deferred project costs in rate base and started the amortization over a 12-year period in January 2020 and November 2020, respectively. As of September 30, 2020, the total deferred project costs and accrued carrying costs after the project went into service amounted to $59.5 million, which is net of the amortization of $0.5 million at Hawaii Electric Light.
In February 2019, the PUC approved a methodology for passing the future cost saving benefits of the new ERP/EAM system to customers developed by the Utilities in collaboration with the Consumer Advocate. The Utilities filed a benefits clarification document on June 10, 2019, reflecting $150 million in future net O&M expense reductions and cost avoidance, and $96 million in capital cost reductions and tax savings over the 12-year service life. To the extent the reduction in O&M expense relates to amounts reflected in electric rates, the Utilities would reduce future rates for such amounts. In October 2019, the PUC approved the Utilities and the Consumer Advocate’s Stipulated Performance Metrics and Tracking Mechanism. As of September 30, 2020, the Utilities’ regulatory liability was $9.7 million for amounts to be returned to customers for reduction in O&M expense included in rates. As part of the settlement agreement approved in the Hawaiian Electric 2020 test year rate case, O&M benefits for Hawaiian Electric have been flowed through to customers as of October 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
At the PUC’s direction, the Utilities have been filing Semi-Annual Enterprise System Benefits (SAESB) reports. The most recent SAESB report was filed on August 31, 2020 for the period January 1 through June 30, 2020.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the DOH and EPA, Maui Electric further investigated the Site and the Adjacent Parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.7 million as of September 30, 2020, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the Adjacent Parcel; however, final costs of remediation will depend on the cleanup approach implemented.
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
As of September 30, 2020, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $4.6 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore investigation and the remediation of PCB contamination in the offshore sediment. The final remediation costs will depend on the potential onshore source control requirements and actual offshore cleanup costs.
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
Rate adjustment mechanism. The RAM is based on the lesser of: a) an inflationary adjustment for certain O&M expenses and return on investment for certain rate base changes, or b) cumulative annual compounded increase in Gross Domestic Product Price Index applied to annualized target revenues (the RAM Cap). Annualized target revenues may be reset upon the issuance of an interim or final decision and order (D&O) in a rate case. All Utilities were limited to the RAM Cap in 2020.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
projects that are not recovered through the MPIR would be included in the RAM and be subject to the RAM Cap, until the next rate case when the Utilities would request recovery in base rates.
The 2019 approved MPIR amounts for Schofield Generating Station of $19.8 million (which accrued effective January 1, 2019), included the 2019 return on project amount (based on the 90% cap on cost recovery of the project through any mechanism other than base rates) in rate base, depreciation and incremental O&M expenses, are collected from June 2020 through May 2021.
The PUC approved the Utilities’ requests for MPIR recovery of the cost of the Grid Modernization Strategy Phase 1 project and West Loch Photovoltaic (PV) project in March and December 2019, respectively. On June 5, 2020, the Utilities submitted 2020 MPIR amounts totaling $23.6 million for the Schofield Generation Station ($19.2 million), West Loch PV project ($3.8 million) and Grid Modernization Strategy Phase 1 project ($0.6 million for all three utilities) for the accrual of revenues effective January 1, 2020, that included the 2020 return on project amount (based on the capped amount) in rate base, depreciation and incremental O&M expenses, for collection from June 2021 through May 2022.
On October 22, 2020, the PUC issued the final D&O in Hawaiian Electric’s 2020 test year rate case approving the parties’ settlement agreement, including the parties’ agreement to remove the 90% cap on cost recovery for the Schofield Generating Station, such that 100% of the allowed project costs will flow through the MPIR mechanism. The 2020 MPIR amounts will be revised to reflect the new lower depreciation rates effective January 1, 2020 as approved in the Hawaiian Electric 2020 test year rate case, and for the removal of the 90% cap on cost recovery and revised rate of return effective November 1, 2020.
Performance incentive mechanisms. The PUC has established the following PIMs: (1) Service Quality performance incentives, (2) Phase 1 RFP PIM for procurement of low-cost renewable energy, (3) Phase 2 RFP PIMs for generation and generation plus storage project, and Grid Services and standalone storage.
•Service Quality performance incentives (ongoing). Service Quality performance incentives are measured on a calendar-year basis. The PIM tariff requires the performance targets, deadbands and the amount of maximum financial incentives used to determine the PIM financial incentive levels for each of the PIMs to be re-determined upon issuance of an interim or final order in a general rate case for each utility.
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
•Phase 1 RFP PIM. Procurement of low-cost variable renewable resources through the request for proposal process in 2018 is measured by comparison of the procurement price to target prices. The incentive is a percentage of the savings determined by comparing procured price to a target of 11.5 cents per kilowatt-hour for renewable projects with storage capability and 9.5 cents per kilowatt-hour for energy-only renewable projects. Half of the incentive was earned upon PUC approval of the PPAs and the other half is eligible to be earned in the year following the in-service date of the projects and is dependent on the amount of energy the Utilities receive from the facilities. The total amount of the incentive the Utilities are eligible for is capped at $3.5 million. Based on the seven PPAs approved in 2019, the Utilities recognized $1.7 million in 2019.
•Phase 2 RFP PIMs. On October 9, 2019, the PUC issued an order establishing PIMs for the Utilities with regards to the Variable Renewable Dispatchable Generation and Energy Storage requests for proposals (RFPs) as well as the Delivery of Grid Services via Customer-sited Distributed Energy Resources RFPs that were issued on August 22, 2019 for Oahu, Maui and Hawaii island. The order establishes pricing thresholds, timelines to complete contracting, and other performance criteria for the performance incentive eligibility. The PIMs provide incentives only without penalties. The earliest the Utilities would be eligible for a PIM pursuant to this order is upon PUC approval of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
executed contracts resulting from the Phase 2 RFPs. The order requires contracts under the Grid Service RFP be filed for approval by May 2020 (subsequently extended to July 9, 2020), and by September 2020 under the Renewable RFPs, with a declining PIM for projects that are not filed by these deadlines. On July 9, 2020, the Utilities filed two Grid Service Purchase Agreements for the Grid Service RFP, which qualify for PIMs, however, details of the incentive metrics will be determined by PUC. On September 15, 2020, the Utilities filed eight power purchase agreements for the Phase 2 RFP. Of those eight, only one project qualified for a potential PIM incentive payout. The Utilities do not anticipate that any of the remaining projects from the Phase 2 RFP will qualify for PIM payouts.
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
The proceeding has two phases. Phase 1 concluded in May 2019 with the issuance of a PUC order, which established guiding principles, regulatory goals, and priority outcomes to guide the development of the PBR mechanisms in Phase 2. The PUC identified the following guiding principles, which will inform the development of the PBR framework: 1) a customer-centric approach, 2) administrative efficiency to reduce regulatory burdens; and 3) utility financial integrity to maintain the utility’s financial health. Priority goals (and priority outcomes) identified by the PUC were: enhance customer experience (affordability, reliability, interconnection experience, and customer engagement), improve utility performance (cost control, distributed energy resources (DER) asset effectiveness, and grid investment efficiency), and advance societal outcomes (capital formation, customer equity, greenhouse gas reduction, electrification of transportation, and resilience).
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
The Phase 2 schedule included working group meetings through the first half of 2020, followed by statements of positions that were filed in June 2020. In August 2020, the Parties filed their respective Phase 2 Reply Statement of Positions. In September 2020, the PUC held its hearing, and the Parties filed the post-hearing briefs in October 2020. The PUC’s decision is expected in December 2020.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
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
On October 22, 2020, the PUC issued a final D&O approving the stipulated settlement agreement filed in the proceeding. As a result, there will be no increase in base electric rates established in the 2017 test year rate case. In the final D&O, the PUC approved the capital structure that consists of a 58% total equity ratio, and a ROACE of 9.5% for the 2020 test year. The resulting return on rate base (RORB) is 7.37%. The D&O approved the agreement to implement the overall lower depreciation rates approved in the last depreciation study proceeding, effective January 1, 2020. While the PUC generally approved the amount and treatment of Hawaiian Electric's Management Audit savings commitment reflected in the settlement agreement as reasonable, the PUC clarified that it is not bound in the Performance-Based Regulation proceeding to accept the proposed implementation details identified in the settlement agreement and retains full discretion in that proceeding as to the scope, nature, and treatment of Hawaiian Electric’s savings commitment. Hawaiian Electric is required to file revised tariff sheets within fifteen days of this final D&O. The effective date of the final tariffs is subject to PUC approval.
Hawaii Electric Light 2019 test year rate case. On September 24, 2019, Hawaii Electric Light and the Consumer Advocate filed a Stipulated Partial Settlement Letter which documented agreements reached on all of the issues in the proceeding, except for the ROACE, capital structure, amortization period for the state investment tax credit, and automatic annual target heat rate adjustment. On November 13, 2019, the PUC issued an interim decision maintaining Hawaii Electric Light’s revenues at current effective rates based on an interim revenue requirement of $387 million, average rate base of $534 million, and a 7.52% RORB that incorporates a ROACE of 9.5% and 58.0% total equity ratio, and tariffs became effective January 1, 2020. On July 28, 2020, the PUC issued a final D&O, approving the Stipulated Partial Settlement Letter in part and ordering final rates for the 2019 test year to remain at current effective rates such that there is a zero increase in rates. The PUC determined that an appropriate ROACE for the 2019 test year is 9.5%, approved a capital structure of 58% total equity and approved as fair a 7.52% RORB. In addition, the order, among others, (1) approved a 10-year amortization period for the state investment tax credit; and (2) approved a modification to Hawaii Electric Light’s ECRC to incorporate a 98%/2% risk-sharing split between customers and Hawaii Electric Light with an annual maximum exposure cap of +/- $600,000. Hawaii Electric Light’s proposed final tariffs, PIM tariffs and ECRC tariff submitted on August 27, 2020 were approved by the PUC on October 26, 2020. The proposed final tariffs and PIM tariffs took effect on November 1, 2020, and the ECRC tariff will take effect on January 1, 2021.
Regulatory assets for COVID-19 related expenses. On May 4, 2020, the PUC issued an order, authorizing all utilities, including the Utilities, to establish regulatory assets to record costs resulting from the suspension of disconnections of service during the pendency of the Governor’s Emergency Proclamation and until otherwise ordered by the PUC. In future proceedings, the PUC will consider the reasonableness of the costs, the appropriate period of recovery, any amount of carrying costs thereon, and any savings directly attributable to suspension of disconnects, and other related matters. As part of the order, the PUC prohibits the Utilities from charging late payment fees on past due payments. On June 30, 2020, the PUC issued an order approving the Utilities’ request made in April 2020 for deferral treatment of COVID-19 related expenses through December 31, 2020, and allowed the Utilities to file application to request an extension of the deferral period beyond December 31, 2020. The Utilities are required to file quarterly reports to update the Utilities’ financial condition, measures in place to assist their customers during the COVID-19 emergency situation, identifying the planned deferred costs and details for the deferred costs, and identifying funds received or benefits received that have resulted from the COVID-19 emergency period. The recovery of the regulatory assets would be determined in a subsequent proceeding. As of September 30, 2020, the Utilities recorded a total of $12.4 million in regulatory assets pursuant to the orders.
Condensed consolidating financial information. Condensed consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the three and nine month periods ended September 30, 2020 and 2019, and as of September 30, 2020 and December 31, 2019.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended September 30, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$398,877	82,172	81,629	—	(110)	$562,568
Expenses
Fuel oil	70,557	17,047	17,438	—	—	105,042
Purchased power	116,249	17,665	15,111	—	—	149,025
Other operation and maintenance	71,179	17,565	22,499	—	—	111,243
Depreciation	37,853	9,760	8,076	—	—	55,689
Taxes, other than income taxes	38,005	7,512	7,534	—	—	53,051
Total expenses	333,843	69,549	70,658	—	—	474,050
Operating income	65,034	12,623	10,971	—	(110)	88,518
Allowance for equity funds used during construction	1,902	208	237	—	—	2,347
Equity in earnings of subsidiaries	14,912	—	—	—	(14,912)	—
Retirement defined benefits expense—other than service costs	(591)	194	(35)	—	—	(432)
Interest expense and other charges, net	(11,970)	(2,519)	(2,457)	—	110	(16,836)
Allowance for borrowed funds used during construction	659	65	77	—	—	801
Income before income taxes	69,946	10,571	8,793	—	(14,912)	74,398
Income taxes	9,611	2,378	1,846			13,835
Net income	60,335	8,193	6,947	—	(14,912)	60,563
Preferred stock dividends of subsidiaries	—	133	95	—		228
Net income attributable to Hawaiian Electric	60,335	8,060	6,852	—	(14,912)	60,335
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$60,065	8,060	6,852	—	(14,912)	$60,065

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended September 30, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$60,065	8,060	6,852	—	(14,912)	$60,065
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	5,769	885	770	—	(1,655)	5,769
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(5,721)	(887)	(767)	—	1,654	(5,721)
Other comprehensive income (loss), net of taxes	48	(2)	3	—	(1)	48
Comprehensive income attributable to common shareholder	$60,113	8,058	6,855	—	(14,913)	$60,113

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Nine months ended September 30, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,200,677	249,970	244,043	—	(465)	$1,694,225
Expenses
Fuel oil	268,382	55,733	66,599	—	—	390,714
Purchased power	333,146	53,032	39,501	—	—	425,679
Other operation and maintenance	231,090	54,250	63,491	—	—	348,831
Depreciation	113,724	29,281	24,230	—	—	167,235
Taxes, other than income taxes	115,179	23,324	22,986	—	—	161,489
Total expenses	1,061,521	215,620	216,807	—	—	1,493,948
Operating income	139,156	34,350	27,236	—	(465)	200,277
Allowance for equity funds used during construction	5,452	520	584	—	—	6,556
Equity in earnings of subsidiaries	37,492	—	—	—	(37,492)	—
Retirement defined benefits expense—other than service costs	(1,683)	581	(93)	—	—	(1,195)
Interest expense and other charges, net	(36,471)	(7,536)	(7,226)	—	465	(50,768)
Allowance for borrowed funds used during construction	1,887	163	191	—	—	2,241
Income before income taxes	145,833	28,078	20,692	—	(37,492)	157,111
Income taxes	18,724	6,372	4,220	—	—	29,316
Net income	127,109	21,706	16,472	—	(37,492)	127,795
Preferred stock dividends of subsidiaries	—	400	286	—	—	686
Net income attributable to Hawaiian Electric	127,109	21,306	16,186	—	(37,492)	127,109
Preferred stock dividends of Hawaiian Electric	810	—	—	—	—	810
Net income for common stock	$126,299	21,306	16,186	—	(37,492)	$126,299

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Nine months ended September 30, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$126,299	21,306	16,186	—	(37,492)	$126,299
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	16,137	2,384	2,072	—	(4,456)	16,137
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(16,038)	(2,382)	(2,072)	—	4,454	(16,038)
Other comprehensive income, net of taxes	99	2	—	—	(2)	99
Comprehensive income attributable to common shareholder	$126,398	21,308	16,186	—	(37,494)	$126,398

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
September 30, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi- diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,389	5,606	3,594	—	—	$51,589
Plant and equipment	4,910,344	1,331,934	1,180,630	—	—	7,422,908
Less accumulated depreciation	(1,656,533)	(592,461)	(540,923)	—	—	(2,789,917)
Construction in progress	163,757	20,975	27,805	—	—	212,537
Utility property, plant and equipment, net	3,459,957	766,054	671,106	—	—	4,897,117
Nonutility property, plant and equipment, less accumulated depreciation	5,307	115	1,532	—	—	6,954
Total property, plant and equipment, net	3,465,264	766,169	672,638	—	—	4,904,071
Investment in wholly owned subsidiaries, at equity	606,411	—	—	—	(606,411)	—
Current assets
Cash and cash equivalents	23,525	4,363	1,835	77	—	29,800
Restricted cash	20,458	—	—	—	—	20,458
Advances to affiliates	28,500	—	—	—	(28,500)	—
Customer accounts receivable, net	95,884	23,322	18,730	—	—	137,936
Accrued unbilled revenues, net	77,981	14,633	13,801	—	—	106,415
Other accounts receivable, net	18,878	2,625	2,191	—	(16,620)	7,074
Fuel oil stock, at average cost	38,716	10,216	11,511	—	—	60,443
Materials and supplies, at average cost	39,549	10,954	18,291	—	—	68,794
Prepayments and other	30,400	4,056	5,509	—	(321)	39,644
Regulatory assets	19,095	2,502	3,865	—	—	25,462
Total current assets	392,986	72,671	75,733	77	(45,441)	496,026
Other long-term assets
Operating lease right-of-use assets	142,912	1,466	362	—	—	144,740
Regulatory assets	453,384	103,556	95,281	—	—	652,221
Other	87,024	17,515	20,707	—	—	125,246
Total other long-term assets	683,320	122,537	116,350	—	—	922,207
Total assets	$5,147,981	961,377	864,721	77	(651,852)	$6,322,304
Capitalization and liabilities
Capitalization
Common stock equity	$2,093,398	308,066	298,268	77	(606,411)	$2,093,398
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,116,305	216,424	228,399	—	—	1,561,128
Total capitalization	3,231,996	531,490	531,667	77	(606,411)	3,688,819
Current liabilities
Current portion of operating lease liabilities	64,776	98	32	—	—	64,906
Current portion of long-term debt	—	—	—	—	—	—
Short-term borrowings from non-affiliates	49,948	—	—	—	—	49,948
Short-term borrowings from affiliate	—	26,500	2,000	—	(28,500)	—
Accounts payable	88,867	13,730	15,883	—	—	118,480
Interest and preferred dividends payable	21,681	3,950	4,653	—	(40)	30,244
Taxes accrued, including revenue taxes	127,948	29,187	26,930	—	(321)	183,744
Regulatory liabilities	22,943	9,304	4,308	—	—	36,555
Other	57,763	14,285	19,582	—	(16,580)	75,050
Total current liabilities	433,926	97,054	73,388	—	(45,441)	558,927
Deferred credits and other liabilities
Operating lease liabilities	84,471	1,369	335	—	—	86,175
Deferred income taxes	269,635	52,682	59,218	—	—	381,535
Regulatory liabilities	661,649	174,919	94,723	—	—	931,291
Unamortized tax credits	83,626	15,502	14,388	—	—	113,516
Defined benefit pension and other postretirement benefit plans liability	321,768	66,237	66,145	—	—	454,150
Other	60,910	22,124	24,857	—	—	107,891
Total deferred credits and other liabilities	1,482,059	332,833	259,666	—	—	2,074,558
Total capitalization and liabilities	$5,147,981	961,377	864,721	77	(651,852)	$6,322,304

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,598	5,606	3,612	—	—	$51,816
Plant and equipment	4,765,362	1,313,727	1,161,199	—	—	7,240,288
Less accumulated depreciation	(1,591,241)	(574,615)	(524,301)	—	—	(2,690,157)
Construction in progress	165,137	9,993	17,944	—	—	193,074
Utility property, plant and equipment, net	3,381,856	754,711	658,454	—	—	4,795,021
Nonutility property, plant and equipment, less accumulated depreciation	5,310	114	1,532	—	—	6,956
Total property, plant and equipment, net	3,387,166	754,825	659,986	—	—	4,801,977
Investment in wholly owned subsidiaries, at equity	591,969	—	—	—	(591,969)	—
Current assets
Cash and cash equivalents	2,239	6,885	1,797	101	—	11,022
Restricted cash	30,749	123	—	—	—	30,872
Advances to affiliates	27,700	8,000	—	—	(35,700)	—
Customer accounts receivable, net	105,454	24,520	22,816	—	—	152,790
Accrued unbilled revenues, net	83,148	17,071	17,008	—	—	117,227
Other accounts receivable, net	18,396	1,907	1,960	—	(10,695)	11,568
Fuel oil stock, at average cost	69,003	8,901	14,033	—	—	91,937
Materials and supplies, at average cost	34,876	8,313	17,513	—	—	60,702
Prepayments and other	88,334	3,725	24,921	—	—	116,980
Regulatory assets	27,689	1,641	1,380	—	—	30,710
Total current assets	487,588	81,086	101,428	101	(46,395)	623,808
Other long-term assets
Operating lease right-of-use assets	174,886	1,537	386	—	—	176,809
Regulatory assets	476,390	109,163	98,817	—	—	684,370
Other	69,010	15,493	17,215	—	—	101,718
Total other long-term assets	720,286	126,193	116,418	—	—	962,897
Total assets	$5,187,009	962,104	877,832	101	(638,364)	$6,388,682
Capitalization and liabilities
Capitalization
Common stock equity	$2,047,352	298,998	292,870	101	(591,969)	$2,047,352
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,006,737	206,416	188,561	—	—	1,401,714
Total capitalization	3,076,382	512,414	486,431	101	(591,969)	3,483,359
Current liabilities
Current portion of operating lease liabilities	63,582	94	31	—	—	63,707
Current portion of long-term debt	61,958	13,995	20,000	—	—	95,953
Short-term borrowings-non-affiliate	88,987	—	—	—	—	88,987
Short-term borrowings-affiliate	8,000	—	27,700	—	(35,700)	—
Accounts payable	139,056	25,629	23,085	—	—	187,770
Interest and preferred dividends payable	14,759	3,115	2,900	—	(46)	20,728
Taxes accrued, including revenue taxes	143,522	32,541	31,929	—	—	207,992
Regulatory liabilities	13,363	9,454	7,907	—	—	30,724
Other	51,295	11,362	15,297	—	(10,649)	67,305
Total current liabilities	584,522	96,190	128,849	—	(46,395)	763,166
Deferred credits and other liabilities
Operating lease liabilities	111,598	1,442	360	—	—	113,400
Deferred income taxes	265,864	53,534	57,752	—	—	377,150
Regulatory liabilities	664,894	178,474	98,218	—	—	941,586
Unamortized tax credits	86,852	16,196	14,820	—	—	117,868
Defined benefit pension and other postretirement benefit plans liability	339,471	69,928	69,364	—	—	478,763
Other	57,426	33,926	22,038	—	—	113,390
Total deferred credits and other liabilities	1,526,105	353,500	262,552	—	—	2,142,157
Total capitalization and liabilities	$5,187,009	962,104	877,832	101	(638,364)	$6,388,682

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Nine months ended September 30, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2019	$2,047,352	298,998	292,870	101	(591,969)	$2,047,352
Net income for common stock	126,299	21,306	16,186	—	(37,492)	126,299
Other comprehensive income, net of taxes	99	2	—	—	(2)	99
Common stock dividends	(80,352)	(12,240)	(10,788)	—	23,028	(80,352)
Dissolution of subsidiary	—	—	—	(24)	24	—
Balance, September 30, 2020	$2,093,398	308,066	298,268	77	(606,411)	$2,093,398

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Nine months ended September 30, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2018	$1,957,641	295,874	280,863	101	(576,838)	$1,957,641
Net income for common stock	111,479	15,104	15,879	—	(30,983)	111,479
Other comprehensive income, net of taxes	73	2	—	—	(2)	73
Common stock dividends	(75,939)	(7,635)	(11,301)	—	18,936	(75,939)
Common stock issuance expenses	—	—	(1)	—	1	—
Balance, September 30, 2019	$1,993,254	303,345	285,440	101	(588,886)	$1,993,254

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$205,645	27,256	34,678	—	(22,624)	$244,955
Cash flows from investing activities
Capital expenditures	(180,088)	(48,750)	(38,644)	—	—	(267,482)
Advances from (to) affiliates	(800)	8,000	—	—	(7,200)	—
Other	5,636	1,056	1,031	(24)	(404)	7,295
Net cash used in investing activities	(175,252)	(39,694)	(37,613)	(24)	(7,604)	(260,187)
Cash flows from financing activities
Common stock dividends	(80,352)	(12,240)	(10,788)	—	23,028	(80,352)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Proceeds from issuance of short-term debt	100,000	—	—	—	—	100,000
Repayment of short-term debt	(100,000)	—	—	—	—	(100,000)
Proceeds from issuance of long-term debt	205,000	10,000	40,000	—	—	255,000
Repayment of long-term debt	(95,000)	(14,000)	—	—	—	(109,000)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(46,987)	26,500	(25,700)	—	7,200	(38,987)
Other	(1,249)	(67)	(253)	—	—	(1,569)
Net cash provided by financing activities	(19,398)	9,793	2,973	—	30,228	23,596
Net increase (decrease) in cash and cash equivalents	10,995	(2,645)	38	(24)	—	8,364
Cash, cash equivalents and restricted cash, beginning of period	32,988	7,008	1,797	101	—	41,894
Cash, cash equivalents and restricted cash, end of period	43,983	4,363	1,835	77	—	50,258
Less: Restricted cash	(20,458)	—	—	—	—	(20,458)
Cash and cash equivalents, end of period	$23,525	4,363	1,835	77	—	$29,800

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$223,733	41,694	36,126	—	(18,935)	$282,618
Cash flows from investing activities
Capital expenditures	(223,803)	(29,119)	(44,885)	—	—	(297,807)
Advances to affiliates	(22,200)	(15,000)	—	—	37,200	—
Other	2,975	(283)	(30)	—	—	2,662
Net cash used in investing activities	(243,028)	(44,402)	(44,915)	—	37,200	(295,145)
Cash flows from financing activities
Common stock dividends	(75,939)	(7,635)	(11,301)	—	18,936	(75,939)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Proceeds from issuance of short-term debt	25,000	—	—	—	—	25,000
Proceeds from issuance of long-term debt	120,000	70,000	10,000	—	—	200,000
Repayment of long-term debt and funds transferred for repayment of long-term debt	(121,546)	(70,000)	(10,000)	—	—	(201,546)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	77,353	—	22,200	—	(37,200)	62,353
Other	578	123	85	—	(1)	785
Net cash provided by (used in) financing activities	24,636	(7,912)	10,698	—	(18,265)	9,157
Net increase (decrease) in cash and cash equivalents	5,341	(10,620)	1,909	—	—	(3,370)
Cash and cash equivalents, beginning of period	16,732	15,623	3,421	101	—	35,877
Cash and cash equivalents, end of period	$22,073	5,003	5,330	101	—	$32,507

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 4 · Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income and Comprehensive Income Data

	Three months ended September 30		Nine months ended September 30
(in thousands)	2020	2019	2020	2019
Interest and dividend income
Interest and fees on loans	$52,419	$59,260	$161,505	$175,740
Interest and dividends on investment securities	7,221	7,599	22,939	25,762
Total interest and dividend income	59,640	66,859	184,444	201,502
Interest expense
Interest on deposit liabilities	2,287	4,384	8,945	12,923
Interest on other borrowings	61	422	449	1,361
Total interest expense	2,348	4,806	9,394	14,284
Net interest income	57,292	62,053	175,050	187,218
Provision for credit losses	13,970	3,315	39,504	17,873
Net interest income after provision for credit losses	43,322	58,738	135,546	169,345
Noninterest income
Fees from other financial services	4,233	5,085	11,906	14,445
Fee income on deposit liabilities	3,832	5,320	11,842	15,402
Fee income on other financial products	1,524	1,706	4,608	5,129
Bank-owned life insurance	1,965	1,660	4,432	6,309
Mortgage banking income	7,681	1,490	15,933	3,080
Gain on sale of investment securities, net	—	653	9,275	653
Other income, net	(231)	428	(69)	1,420
Total noninterest income	19,004	16,342	57,927	46,438
Noninterest expense
Compensation and employee benefits	26,431	25,364	77,287	76,626
Occupancy	5,693	5,694	16,402	15,843
Data processing	3,366	3,763	11,052	11,353
Services	2,624	2,829	7,907	7,861
Equipment	2,001	2,163	6,630	6,416
Office supplies, printing and postage	1,187	1,297	3,577	4,320
Marketing	727	1,142	1,908	3,455
FDIC insurance	714	(5)	1,567	1,249
Other expense[1]	4,556	3,676	15,813	12,049
Total noninterest expense	47,299	45,923	142,143	139,172
Income before income taxes	15,027	29,157	51,330	76,611
Income taxes	2,877	6,269	9,405	15,868
Net income	12,150	22,888	41,925	60,743
Other comprehensive income, net of taxes	1,393	3,809	20,960	24,336
Comprehensive income	$13,543	$26,697	$62,885	$85,079

1 The three and nine-month periods ended September 30, 2020 include approximately $0.7 million and $4.5 million, respectively, of certain direct and incremental COVID-19 related costs. For the nine months ended September 30, 2020, these costs, which have been recorded in Other expense, include $2.4 million of compensation expense and $1.7 million of enhanced cleaning and sanitation costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Reconciliation to amounts per HEI Condensed Consolidated Statements of Income*:

	Three months ended September 30,		Nine months ended September 30
(in thousands)	2020	2019	2020	2019
Interest and dividend income	$59,640	$66,859	$184,444	$201,502
Noninterest income	19,004	16,342	57,927	46,438
Less: Gain on sale of investment securities, net	—	(653)	(9,275)	(653)
*Revenues-Bank	78,644	82,548	233,096	247,287
Total interest expense	2,348	4,806	9,394	14,284
Provision for credit losses	13,970	3,315	39,504	17,873
Noninterest expense	47,299	45,923	142,143	139,172
Less: Retirement defined benefits gain (expense)—other than service costs	(473)	196	(1,341)	276
*Expenses-Bank	63,144	54,240	189,700	171,605
*Operating income-Bank	15,500	28,308	43,396	75,682
Add back: Retirement defined benefits (gain) expense—other than service costs	473	(196)	1,341	(276)
Add back: Gain on sale of investment securities, net	—	(653)	(9,275)	(653)
Income before income taxes	$15,027	$29,157	$51,330	$76,611

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	September 30, 2020		December 31, 2019
Assets
Cash and due from banks		$150,087		$129,770
Interest-bearing deposits		10,918		48,628
Investment securities
Available-for-sale, at fair value		1,747,658		1,232,826
Held-to-maturity, at amortized cost (fair value of $138,622 and $143,467, respectively)		133,858		139,451
Stock in Federal Home Loan Bank, at cost		10,920		8,434
Loans held for investment		5,480,902		5,121,176
Allowance for credit losses		(91,459)		(53,355)
Net loans		5,389,443		5,067,821
Loans held for sale, at lower of cost or fair value		16,806		12,286
Other		533,865		511,611
Goodwill		82,190		82,190
Total assets		$8,075,745		$7,233,017
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$2,424,539		$1,909,682
Deposit liabilities—interest-bearing		4,613,598		4,362,220
Other borrowings		151,875		115,110
Other		165,300		146,954
Total liabilities		7,355,312		6,533,966
Commitments and contingencies
Common stock		1		1
Additional paid-in capital		351,322		349,453
Retained earnings		356,812		358,259
Accumulated other comprehensive income (loss), net of taxes
Net unrealized gains on securities	$22,248		$2,481
Retirement benefit plans	(9,950)	12,298	(11,143)	(8,662)
Total shareholder’s equity		720,433		699,051
Total liabilities and shareholder’s equity		$8,075,745		$7,233,017

Other assets
Bank-owned life insurance		$161,206		$157,465
Premises and equipment, net		206,190		204,449
Accrued interest receivable		24,770		19,365
Mortgage-servicing rights		9,553		9,101
Low-income housing investments		71,467		66,302
Real estate acquired in settlement of loans, net		42		—
Other		60,637		54,929
		$533,865		$511,611
Other liabilities
Accrued expenses		$52,170		$45,822
Federal and state income taxes payable		9,750		14,996
Cashier’s checks		28,638		23,647
Advance payments by borrowers		5,413		10,486
Other		69,329		52,003
		$165,300		$146,954

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Other borrowings consisted of securities sold under agreements to repurchase, federal funds purchased and advances from the Federal Home Loan Bank (FHLB) of $95.9 million, nil and $56.0 million, respectively, as of September 30, 2020 and $115.0 million, nil and nil, respectively, as of December 31, 2019.
Investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
September 30, 2020
Available-for-sale
U.S. Treasury and federal agency obligations	$61,359	$2,229	$—	$63,588	—	$—	$—	—	$—	$—
Mortgage-backed securities*	1,598,949	27,580	(981)	1,625,548	17	304,930	(981)	—	—	—
Corporate bonds	29,772	1,565	—	31,337	—	—	—	—	—	—
Mortgage revenue bonds	27,185	—	—	27,185	—			—	—	—
	$1,717,265	$31,374	$(981)	$1,747,658	17	$304,930	$(981)	—	$—	$—
Held-to-maturity
Mortgage-backed securities*	$133,858	$4,878	$(114)	$138,622	2	$28,486	$(114)	—	$—	$—
	$133,858	$4,878	$(114)	$138,622	2	$28,486	$(114)	—	$—	$—
December 31, 2019
Available-for-sale
U.S. Treasury and federal agency obligations	$117,255	$652	$(120)	$117,787	2	$4,110	$(11)	3	$27,637	$(109)
Mortgage-backed securities*	1,024,892	6,000	(4,507)	1,026,385	19	152,071	(819)	75	318,020	(3,688)
Corporate bonds	58,694	1,363	—	60,057	—	—	—	—	—	—
Mortgage revenue bonds	28,597	—	—	28,597	—	—	—	—	—	—
	$1,229,438	$8,015	$(4,627)	$1,232,826	21	$156,181	$(830)	78	$345,657	$(3,797)
Held-to-maturity
Mortgage-backed securities*	$139,451	$4,087	$(71)	$143,467	1	$12,986	$(71)	—	$—	$—
	$139,451	$4,087	$(71)	$143,467	1	$12,986	$(71)	—	$—	$—
* Issued or guaranteed by U.S. Government agencies or sponsored agencies
ASB does not believe that the investment securities that were in an unrealized loss position at September 30, 2020, represent a credit loss. Total gross unrealized losses were primarily attributable to change in market conditions. On a quarterly basis the investment securities are evaluated for changes in financial condition of the issuer. Based upon ASB’s evaluation, all securities held within the investment portfolio continue to be investment grade by one or more agencies. The contractual cash flows of the U.S. Treasury, federal agency obligations and agency mortgage-backed securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB’s investment securities portfolio did not require an allowance for credit losses at September 30, 2020.
U.S. Treasury, federal agency obligations, corporate bonds, and mortgage revenue bonds have contractual terms to maturity. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The contractual maturities of investment securities were as follows:

September 30, 2020	Amortized cost	Fair value
(in thousands)
Available-for-sale
Due in one year or less	$16,952	$17,193
Due after one year through five years	41,941	43,735
Due after five years through ten years	32,238	33,997
Due after ten years	27,185	27,185
	118,316	122,110
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,598,949	1,625,548
Total available-for-sale securities	$1,717,265	$1,747,658
Held-to-maturity
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$133,858	$138,622
Total held-to-maturity securities	$133,858	$138,622
Proceeds from the sale of available-for-sale securities, which also included the sale of ASB’s entire Visa Class B restricted stock holdings in the second quarter of 2020, were nil and $169.2 million for the three and nine month period ended September 30, 2020, respectively, and $19.8 million for each of the three and nine month periods ended September 30, 2019. Gross realized gains were nil and $9.3 million for the three and nine months ended September 30, 2020, respectively, and $0.7 million for each of the three and nine months ended September 30, 2019. Gross realized losses were nil for the three and nine months ended September 30, 2020 and 2019. Tax expense on realized gains were nil and $2.5 million for the three and nine months ended September 30, 2020, respectively and $0.2 million for each of the three and nine months ended September 30, 2019.
Loans. The components of loans were summarized as follows:

	September 30, 2020	December 31, 2019
(in thousands)
Real estate:
Residential 1-4 family	$2,195,093	$2,178,135
Commercial real estate	900,912	824,830
Home equity line of credit	1,028,011	1,092,125
Residential land	14,310	14,704
Commercial construction	112,930	70,605
Residential construction	10,281	11,670
Total real estate	4,261,537	4,192,069
Commercial	1,042,435	670,674
Consumer	190,138	257,921
Total loans	5,494,110	5,120,664
Deferred fees and discounts	(13,208)	512
Allowance for credit losses	(91,459)	(53,355)
Total loans, net	$5,389,443	$5,067,821
ASB's policy is to require private mortgage insurance on all real estate loans when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For non-owner occupied residential property purchases, the loan-to-value ratio may not exceed 75% of the lower of the appraised value or purchase price at origination.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Allowance for credit losses.  The allowance for credit losses by portfolio segment were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Total
Three months ended September 30, 2020
Allowance for credit losses:
Beginning balance	$3,911	$21,100	$6,214	$356	$4,757	$14	$13,868	$31,087	$81,307
Charge-offs	—	—	—	—	—	—	(1,727)	(3,881)	(5,608)
Recoveries	12	—	50	12	—	—	211	1,005	1,290
Provision	(286)	11,049	(390)	178	1,282	(3)	5,840	(3,200)	14,470
Ending balance	$3,637	$32,149	$5,874	$546	$6,039	$11	$18,192	$25,011	$91,459
Three months ended September 30, 2019
Allowance for credit losses:
Beginning balance	$2,015	$15,811	$6,881	$537	$2,046	$2	$13,073	$18,060	$58,425
Charge-offs	(7)	—	(13)	—	—	—	(4,900)	(5,311)	(10,231)
Recoveries	27	—	4	28	—	—	726	746	1,531
Provision	(56)	(396)	135	(104)	196	1	(517)	4,056	3,315
Ending balance	$1,979	$15,415	$7,007	$461	$2,242	$3	$8,382	$17,551	$53,040
Nine months ended September 30, 2020
Allowance for credit losses:
Beginning balance, prior to adoption of ASU No. 2016-13	$2,380	$15,053	$6,922	$449	$2,097	$3	$10,245	$16,206	$53,355
Impact of adopting ASU No. 2016-13	2,150	208	(541)	(64)	289	14	922	16,463	19,441
Charge-offs	(7)	—	—	(351)	—	—	(2,795)	(16,466)	(19,619)
Recoveries	67	—	56	26	—	—	503	2,426	3,078
Provision	(953)	16,888	(563)	486	3,653	(6)	9,317	6,382	35,204
Ending balance	$3,637	$32,149	$5,874	$546	$6,039	$11	$18,192	$25,011	$91,459
Nine months ended September 30, 2019
Allowance for credit losses:
Beginning balance	$1,976	$14,505	$6,371	$479	$2,790	$4	$9,225	$16,769	$52,119
Charge-offs	(26)	—	(32)	(4)	—	—	(6,012)	(15,972)	(22,046)
Recoveries	644	—	13	42	—	—	2,187	2,208	5,094
Provision	(615)	910	655	(56)	(548)	(1)	2,982	14,546	17,873
Ending balance	$1,979	$15,415	$7,007	$461	$2,242	$3	$8,382	$17,551	$53,040
December 31, 2019
Ending balance: individually evaluated for impairment	$898	$2	$322	$—	$—	$—	$1,015	$454	$2,691
Ending balance: collectively evaluated for impairment	$1,482	$15,051	$6,600	$449	$2,097	$3	$9,230	$15,752	$50,664
Financing Receivables:
Ending balance	$2,178,135	$824,830	$1,092,125	$14,704	$70,605	$11,670	$670,674	$257,921	$5,120,664
Ending balance: individually evaluated for impairment	$15,600	$1,048	$12,073	$3,091	$—	$—	$8,418	$507	$40,737
Ending balance: collectively evaluated for impairment	$2,162,535	$823,782	$1,080,052	$11,613	$70,605	$11,670	$662,256	$257,414	$5,079,927

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Allowance for loan commitments.  The allowance for loan commitments by portfolio segment were as follows:

(in thousands)	Home equity line of credit	Commercial construction	Commercial loans	Total
Three months ended September 30, 2020
Allowance for loan commitments:
Beginning balance	$300	$7,500	$300	$8,100
Provision	—	(800)	300	(500)
Ending balance	$300	$6,700	$600	$7,600
Nine months ended September 30, 2020
Allowance for loan commitments:
Beginning balance, prior to adoption of ASU No. 2016-13	$392	$931	$418	$1,741
Impact of adopting ASU No. 2016-13	(92)	1,745	(94)	1,559
Provision	—	4,024	276	4,300
Ending balance	$300	$6,700	$600	$7,600
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The credit risk profile by vintage date based on payment activity or internally assigned grade for loans was as follows:

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Converted to term loans	Total
September 30, 2020
Residential 1-4 family
Current	$425,930	$242,811	$138,155	$233,944	$201,532	$947,343	$—	$—	$2,189,715
30-59 days past due	—	—	—	—	—	2,461	—	—	2,461
60-89 days past due	—	—	—	—	—	1,028	—	—	1,028
Greater than 89 days past due	—	—	—	353	—	1,536	—	—	1,889
	425,930	242,811	138,155	234,297	201,532	952,368	—	—	2,195,093
Home equity line of credit
Current	—	—	—	—	—	—	991,199	33,800	1,024,999
30-59 days past due	—	—	—	—	—	—	419	349	768
60-89 days past due	—	—	—	—	—	—	158	—	158
Greater than 89 days past due	—	—	—	—	—	—	1,287	799	2,086
	—	—	—	—	—	—	993,063	34,948	1,028,011
Residential land
Current	4,606	4,433	1,598	1,600	22	1,751	—	—	14,010
30-59 days past due	—	—	—	—	—	300	—	—	300
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	4,606	4,433	1,598	1,600	22	2,051	—	—	14,310
Residential construction
Current	4,368	4,897	386	630	—	—	—	—	10,281
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	4,368	4,897	386	630	—	—	—	—	10,281
Consumer
Current	25,661	77,454	45,485	10,916	764	423	19,906	3,221	183,830
30-59 days past due	387	981	723	239	13	—	467	131	2,941
60-89 days past due	95	717	674	152	5	—	70	87	1,800
Greater than 89 days past due	32	507	411	156	18	—	359	84	1,567
	26,175	79,659	47,293	11,463	800	423	20,802	3,523	190,138
Commercial real estate
Pass	161,130	73,086	63,082	28,685	55,742	154,297	11,000	—	547,022
Special Mention	9,634	38,908	65,840	33,921	68,502	65,431	—	—	282,236
Substandard	—	3,165	4,193	1,896	4,461	57,939	—	—	71,654
Doubtful	—	—	—	—	—	—	—	—	—
	170,764	115,159	133,115	64,502	128,705	277,667	11,000	—	900,912
Commercial construction
Pass	11,122	21,322	30,655	—	5,999	—	24,200	—	93,298
Special Mention	1,632	—	—	18,000	—	—	—	—	19,632
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	12,754	21,322	30,655	18,000	5,999	—	24,200	—	112,930
Commercial
Pass	454,219	131,481	91,147	30,680	13,067	37,580	76,449	13,397	848,020
Special Mention	36,029	23,458	3,681	7,176	30,864	15,105	32,494	11,221	160,028
Substandard	132	9,420	371	4,402	8,547	3,742	6,943	830	34,387
Doubtful	—	—	—	—	—	—	—	—	—
	490,380	164,359	95,199	42,258	52,478	56,427	115,886	25,448	1,042,435
Total loans	$1,134,977	$632,640	$446,401	$372,750	$389,536	$1,288,936	$1,164,951	$63,919	$5,494,110

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Revolving loans converted to term loans during the nine months ended September 30, 2020 in the commercial, home equity line of credit and consumer portfolios was $13.8 million, $10.0 million, and $2.0 million, respectively.
The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total financing receivables	Amortized cost> 90 days and accruing
September 30, 2020
Real estate:
Residential 1-4 family	$2,461	$1,028	$1,889	$5,378	$2,189,715	$2,195,093	$—
Commercial real estate	—	—	—	—	900,912	900,912	—
Home equity line of credit	768	158	2,086	3,012	1,024,999	1,028,011	—
Residential land	300	—	—	300	14,010	14,310	—
Commercial construction	—	—	—	—	112,930	112,930	—
Residential construction	—	—	—	—	10,281	10,281	—
Commercial	1,702	326	105	2,133	1,040,302	1,042,435	—
Consumer	2,941	1,800	1,567	6,308	183,830	190,138	—
Total loans	$8,172	$3,312	$5,647	$17,131	$5,476,979	$5,494,110	$—
December 31, 2019
Real estate:
Residential 1-4 family	$2,588	$290	$1,808	$4,686	$2,173,449	$2,178,135	$—
Commercial real estate	—	—	—	—	824,830	824,830	—
Home equity line of credit	813	—	2,117	2,930	1,089,195	1,092,125	—
Residential land	—	—	25	25	14,679	14,704	—
Commercial construction	—	—	—	—	70,605	70,605	—
Residential construction	—	—	—	—	11,670	11,670	—
Commercial	1,077	311	172	1,560	669,114	670,674	—
Consumer	4,386	3,257	2,907	10,550	247,371	257,921	—
Total loans	$8,864	$3,858	$7,029	$19,751	$5,100,913	$5,120,664	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The credit risk profile based on nonaccrual loans were as follows:

(in thousands)	September 30, 2020			December 31, 2019
	With a Related ACL	Without a Related ACL	Total	Total
Real estate:
Residential 1-4 family	$8,271	$1,919	$10,190	$11,395
Commercial real estate	15,965	—	15,965	195
Home equity line of credit	6,246	1,555	7,801	6,638
Residential land	410	—	410	448
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	758	2,552	3,310	5,947
Consumer	4,304	—	4,304	5,113
Total nonaccrual loans	$35,954	$6,026	$41,980	$29,736

The credit risk profile based on loans whose terms have been modified and accruing interest were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Real estate:
Residential 1-4 family	$8,224	$9,869
Commercial real estate	997	853
Home equity line of credit	8,809	10,376
Residential land	1,891	2,644
Commercial construction	—	—
Residential construction	—	—
Commercial	2,531	2,614
Consumer	54	57
Total troubled debt restructured loans accruing interest	$22,506	$26,413

ASB did not recognize interest on nonaccrual loans for the three and nine months ended September 30, 2020.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Loan modifications that occurred during the first nine months of 2020 and 2019 were as follows:

Loans modified as a TDR	Three months ended September 30, 2020			Nine months ended September 30, 2020
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	—	$—	$—	1	$146	$7
Commercial real estate	—	—	—	2	16,149	4,019
Home equity line of credit	—	—	—	2	22	1
Residential land	—	—	—	2	228	15
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	2	52	45	5	207	180
Consumer	—	—	—	—	—	—
	2	$52	$45	12	$16,752	$4,222

	Three months ended September 30, 2019			Nine months ended September 30, 2019
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	1	$324	$—	10	$1,563	$165
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	—	—	—	3	429	85
Residential land	1	350	—	3	1,169	—
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	3	275	58	6	1,761	218
Consumer	—	—	—	—	—	—
	5	$949	$58	22	$4,922	$468

1     The period end balances reflect all paydowns and charge-offs since the modification period. TDRs fully paid off, charged-off, or foreclosed upon by period end are not included.

There were no loans modified in TDRs that experienced a payment default of 90 days or more during the third quarter and first nine months of 2020 and 2019.
If a loan modified in a TDR subsequently defaults, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled nil at September 30, 2020 and December 31, 2019.
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
Collateral-dependent loans. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral. Loans considered collateral-dependent were as follows:

September 30, 2020	Amortized cost	Collateral type
(in thousands)
Real estate:
Residential 1-4 family	$2,057	Residential real estate property
Home equity line of credit	1,555	Residential real estate property
Commercial construction	—
Total real estate	3,612
Commercial	—
Total	$3,612
ASB had $3.0 million and $3.5 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at September 30, 2020 and December 31, 2019, respectively.
The credit risk profile by internally assigned grade for loans was as follows:

	December 31, 2019
(in thousands)	Commercial real estate	Commercial construction	Commercial	Total
Grade:
Pass	$756,747	$68,316	$621,657	$1,446,720
Special mention	4,451	—	29,921	34,372
Substandard	63,632	2,289	19,096	85,017
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$824,830	$70,605	$670,674	$1,566,109

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

	December 31, 2019			Three months ended September 30, 2019		Nine months ended September 30, 2019
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$6,817	$7,207	$—	$8,562	$175	$8,515	$422
Commercial real estate	195	200	—	—	—	—	—
Home equity line of credit	1,984	2,135	—	1,797	12	2,091	78
Residential land	3,091	3,294	—	3,205	40	2,507	90
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	1,948	2,285	—	4,812	239	4,470	239
Consumer	2	2	—	21	4	27	4
	$14,037	$15,123	$—	$18,397	$470	$17,610	$833
With an allowance recorded
Real estate:
Residential 1-4 family	$8,783	$8,835	$898	$8,296	$86	$8,377	$265
Commercial real estate	853	853	2	881	9	894	28
Home equity line of credit	10,089	10,099	322	11,332	143	11,606	425
Residential land	—	—	—	—	—	36	—
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	6,470	6,470	1,015	8,330	38	8,026	94
Consumer	505	505	454	556	12	301	14
	$26,700	$26,762	$2,691	$29,395	$288	$29,240	$826
Total
Real estate:
Residential 1-4 family	$15,600	$16,042	$898	$16,858	$261	$16,892	$687
Commercial real estate	1,048	1,053	2	881	9	894	28
Home equity line of credit	12,073	12,234	322	13,129	155	13,697	503
Residential land	3,091	3,294	—	3,205	40	2,543	90
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	8,418	8,755	1,015	13,142	277	12,496	333
Consumer	507	507	454	577	16	328	18
	$40,737	$41,885	$2,691	$47,792	$758	$46,850	$1,659
*     Since loan was classified as impaired.
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $128.0 million and $87.8 million for the three months ended September 30, 2020 and 2019, respectively, and $387.2 million and $177.3 million for the nine months ended September 30, 2020 and 2019, respectively, and recognized gains on such sales of $7.7 million and $1.5 million for the three months ended September 30, 2020 and 2019, respectively, and $15.9 million and $3.1 million for the nine months ended September 30, 2020 and 2019, respectively.
There were no repurchased mortgage loans for the three and nine months ended September 30, 2020 and 2019. The repurchase reserve was $0.1 million as of September 30, 2020 and 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Mortgage servicing fees, a component of other income, net, were $0.9 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively, and $2.5 million and $2.2 million for the nine months ended September 30, 2020 and 2019, respectively.
Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount[1]	Accumulated amortization	Valuation allowance	Net carrying amount
September 30, 2020	$25,024	$(15,089)	$(382)	$9,553
December 31, 2019	21,543	(12,442)	—	9,101
1     Reflects impact of loans paid in full
Changes related to MSRs were as follows:

	Three months ended September 30,		Nine months ended September 30
(in thousands)	2020	2019	2020	2019
Mortgage servicing rights
Beginning balance	$9,911	$8,103	$9,101	$8,062
Amount capitalized	1,119	995	3,481	1,857
Amortization	(1,095)	(531)	(2,647)	(1,352)
Other-than-temporary impairment	—	—	—	—
Carrying amount before valuation allowance	9,935	8,567	9,935	8,567
Valuation allowance for mortgage servicing rights
Beginning balance	264	—	—	—
Provision	118	—	382	—
Other-than-temporary impairment	—	—	—	—
Ending balance	382	—	382	—
Net carrying value of mortgage servicing rights	$9,553	$8,567	$9,553	$8,567
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
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Unpaid principal balance	$1,456,434	$1,276,437
Weighted average note rate	3.77%	3.96%
Weighted average discount rate	9.3%	9.3%
Weighted average prepayment speed	17.8%	11.4%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Prepayment rate:
25 basis points adverse rate change	$(826)	$(950)
50 basis points adverse rate change	(1,524)	(1,947)
Discount rate:
25 basis points adverse rate change	(65)	(102)
50 basis points adverse rate change	(129)	(202)
The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.
Other borrowings.  As of September 30, 2020, ASB had $56.0 million of FHLB advances outstanding. ASB was in compliance with all Advances, Pledge and Security Agreement requirements as of September 30, 2020. ASB also had no federal funds purchased with the Federal Reserve Bank as of September 30, 2020. There were no FHLB advances or federal funds purchased with the Federal Reserve Bank as of December 31, 2019.
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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheets	Net amount of liabilities presented in the Balance Sheets
Repurchase agreements
September 30, 2020	$96	$—	$96
December 31, 2019	115	—	115

	Gross amount not offset in the Balance Sheets
(in millions)	Net amount of liabilities presented in the Balance Sheets	Financial instruments	Cash collateral pledged
Commercial account holders
September 30, 2020	$96	$116	$—
December 31, 2019	115	130	—
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	September 30, 2020		December 31, 2019
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$129,806	$5,271	$23,171	$297
Forward commitments	104,500	(243)	29,383	(42)
ASB’s derivative financial instruments, their fair values and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	September 30, 2020		December 31, 2019
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$5,271	$—	$297	$—
Forward commitments	—	243	3	45
	$5,271	$243	$300	$45
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statements of Income	Three months ended September 30,		Nine months ended September 30
(in thousands)		2020	2019	2020	2019
Interest rate lock commitments	Mortgage banking income	$2,930	$(3)	$4,974	$379
Forward commitments	Mortgage banking income	44	39	(201)	(33)
		$2,974	$36	$4,773	$346
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $31.3 million and $23.4 million at September 30, 2020 and December 31, 2019, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. As of September 30, 2020, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 5 · Credit agreements and changes in debt
HEI and Hawaiian Electric each entered into a separate agreement with a syndicate of eight financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Credit Facilities), effective July 3, 2017, to amend and restate their respective previously existing revolving unsecured credit agreements. The $150 million HEI Facility and $200 million Hawaiian Electric Facility both will terminate on June 30, 2022. None of the facilities are collateralized. As of September 30, 2020 and December 31, 2019, no amounts were outstanding under the Credit Facilities.
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
On September 11, 2020, HEI entered into a $50 million note purchase agreement (HEI NPA) with The Prudential Insurance Company of America and several of its affiliates under which HEI has authorized the issue and sale of $50 million of unsecured senior notes (HEI Notes). Under the HEI NPA, HEI plans to draw $50 million on or before December 29, 2020. The HEI Notes bear interest at a fixed rate of 2.98%, require semi-annual interest payments, and mature December 15, 2030. The HEI Notes include substantially the same financial covenants and customary conditions as the HEI Facility. The proceeds from the HEI Notes will be used to refinance short-term borrowings and for general corporate purposes. The HEI Notes may be prepaid in whole or in part at any time at the prepayment price of the principal amount, together with interest accrued to the date of prepayment plus a “Make-Whole Amount,” as defined in the agreement.
On September 28, 2020, Ka‘ie‘ie Waho Company, LLC (KWCL), a wholly owned indirect subsidiary of HEI, entered into a $13 million non-recourse term loan agreement with Bank of Hawaii. The proceeds of the loan were used to acquire a 6-MW solar photovoltaic facility on Kauai, which serves as collateral for the loan. The loan bears interest at a rate equal to LIBOR, as defined in the agreement, plus 2.00%, matures September 28, 2031, and requires the maintenance of a minimum debt service coverage ratio equal to at least 1.10 to 1.0. The loan requires quarterly principal and monthly interest payments, which total approximately $0.4 million per quarter.
On April 20, 2020, Hawaiian Electric closed on a $75 million 364-day revolving credit agreement (364-day Revolver) with a syndicate of four banks. Under the 364-day Revolver, draws bear interest at a floating rate at Hawaiian Electric’s option of either (i) a rate equal to an alternate base rate as defined in the agreement or (ii) a rate equal to an adjusted London interbank offered rate, as defined in the agreement, plus an applicable margin, requires annual fees for undrawn amounts, and terminates on April 19, 2021. The 364-day Revolver includes substantially the same financial covenant and customary representations and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result in the loan outstanding becoming immediately due and payable) consistent with those in Hawaiian Electric’s existing, amended and restated revolving unsecured credit agreement. As of September 30, 2020, Hawaiian Electric had no amounts outstanding on this revolving credit agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
On May 14, 2020, the Utilities issued, through a private placement pursuant to separate note purchase agreements (NPAs), the following unsecured senior notes bearing taxable interest (May Notes):

	Series 2020A	Series 2020B	Series 2020C
Aggregate principal amount	$80 million	$60 million	$20 million
Fixed coupon interest rate
Hawaiian Electric	3.31%	3.31%	3.96%
Hawaii Electric Light	3.96%
Maui Electric	3.31%	3.96%
Maturity date
Hawaiian Electric	5/1/2030	5/1/2030	5/1/2050
Hawaii Electric Light	5/1/2050
Maui Electric	5/1/2030	5/1/2050
Principal amount by company:
Hawaiian Electric	$50 million (Green Bond)	$40 million	$20 million
Hawaii Electric Light	$10 million	—	—
Maui Electric	$20 million	$20 million	—
The May Notes include substantially the same financial covenants and customary conditions as Hawaiian Electric’s credit agreement. Hawaiian Electric is also a party as guarantor under the NPAs entered into by Hawaii Electric Light and Maui Electric. All of the proceeds of the May Notes were used by Hawaiian Electric, Hawaii Electric Light and Maui Electric to finance their capital expenditures and/or to reimburse funds used for the payment of capital expenditures. The May Notes may be prepaid in whole or in part at any time at the prepayment price of the principal amount, together with interest accrued to the date of prepayment plus a “Make-Whole Amount,” as defined in the agreement.
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
Changes in debt-subsequent event. On October 29, 2020, the Utilities executed, through a private placement pursuant to separate NPAs, unsecured senior notes bearing taxable interest (October Notes) as shown in the table below. Funding for this transaction will occur on or before January 15, 2021, with a written notice to each purchaser at least seven business days prior to receiving funds.

	Series 2020B	Series 2020C	Series 2020D	Series 2020E
Aggregate principal amount	$15 million	$40 million	$30 million	$30 million
Fixed coupon interest rate
Hawaiian Electric			3.28%	3.51%
Hawaii Electric Light	3.28%	3.51%
Maui Electric		3.51%
Maturity date (from funding)
Hawaiian Electric			20 years	30 years
Hawaii Electric Light	20 years	30 years
Maui Electric		30 years
Principal amount by company:
Hawaiian Electric	—	—	$30 million	$30 million
Hawaii Electric Light	$15 million	$15 million	—	—
Maui Electric	—	$25 million	—	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The October Notes include substantially the same financial covenants and customary conditions as Hawaiian Electric’s credit agreement. Hawaiian Electric is also a party as guarantor under the NPAs entered into by Hawaii Electric Light and Maui Electric. The Utilities did not obtain any of the proceeds at execution and intend to obtain funding at a later date, on or prior to January 15, 2021, at which time it will be used to finance their capital expenditures and/or to reimburse funds used for the payment of capital expenditures. The October Notes may be prepaid in whole or in part at any time at the prepayment price of the principal amount plus a “Make-Whole Amount.”
Note 6 · Shareholders’ equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2019	$2,481	$(1,613)	$(20,907)	$(20,039)	$(1,279)
Current period other comprehensive income (loss)	19,767	(2,129)	1,682	19,320	99
Balance, September 30, 2020	$22,248	$(3,742)	$(19,225)	$(719)	$(1,180)
Balance, December 31, 2018	$(24,423)	$(436)	$(25,751)	$(50,610)	$99
Current period other comprehensive income (loss)	27,368	(1,663)	532	26,237	73
Balance, September 30, 2019	$2,945	$(2,099)	$(25,219)	$(24,373)	$172

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI
	Three months ended September 30		Nine months ended September 30		Affected line item in the Statements of Income / Balance Sheets
(in thousands)	2020	2019	2020	2019
HEI consolidated
Net realized gains on securities included in net income	$—	$(478)	$(1,638)	$(478)	Gain on sale of investment securities, net
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	6,324	2,615	17,720	7,621	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	(5,721)	(2,493)	(16,038)	(7,089)	See Note 8 for additional details
Total reclassifications	$603	$(356)	$44	$54
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$5,769	$2,519	$16,137	$7,162	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	(5,721)	(2,493)	(16,038)	(7,089)	See Note 8 for additional details
Total reclassifications	$48	$26	$99	$73

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 7 · Revenues
Revenue from contracts with customers. The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended September 30, 2020				Nine months ended September 30, 2020
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$191,321	$—	$—	$191,321	$569,177	$—	$—	$569,177
Electric energy sales - commercial	171,156	—	—	171,156	528,135	—	—	528,135
Electric energy sales - large light and power	176,200	—	—	176,200	568,887	—	—	568,887
Electric energy sales - other	1,935	—	—	1,935	7,172	—	—	7,172
Bank fees	—	9,589	—	9,589	—	28,356	—	28,356
Solar energy sales	—	—	211	211	—	—	240	240
Total revenues from contracts with customers	540,612	9,589	211	550,412	1,673,371	28,356	240	1,701,967
Revenues from other sources
Regulatory revenue	15,457	—	—	15,457	2,979	—	—	2,979
Bank interest and dividend income	—	59,640	—	59,640	—	184,444	—	184,444
Other bank noninterest income	—	9,415	—	9,415	—	20,296	—	20,296
Other	6,499	—	4	6,503	17,875	—	(3)	17,872
Total revenues from other sources	21,956	69,055	4	91,015	20,854	204,740	(3)	225,591
Total revenues	$562,568	$78,644	$215	$641,427	$1,694,225	$233,096	$237	$1,927,558
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$9,589	$—	$9,589	$—	$28,356	$—	$28,356
Services/goods transferred over time	540,612	—	211	540,823	1,673,371	—	240	1,673,611
Total revenues from contracts with customers	$540,612	$9,589	$211	$550,412	$1,673,371	$28,356	$240	$1,701,967

	Three months ended September 30, 2019				Nine months ended September 30, 2019
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$230,051	$—	$—	$230,051	$601,664	$—	$—	$601,664
Electric energy sales - commercial	230,411	—	—	230,411	635,097	—	—	635,097
Electric energy sales - large light and power	248,457	—	—	248,457	679,252	—	—	679,252
Electric energy sales - other	4,081	—	—	4,081	11,933	—	—	11,933
Bank fees	—	12,111	—	12,111	—	34,976	—	34,976
Total revenues from contracts with customers	713,000	12,111	—	725,111	1,927,946	34,976	—	1,962,922
Revenues from other sources
Regulatory revenue	(30,800)	—	—	(30,800)	(44,953)	—	—	(44,953)
Bank interest and dividend income	—	66,859	—	66,859	—	201,502	—	201,502
Other bank noninterest income	—	3,578	—	3,578	—	10,809	—	10,809
Other	6,130	—	4	6,134	17,616	—	86	17,702
Total revenues from other sources	(24,670)	70,437	4	45,771	(27,337)	212,311	86	185,060
Total revenues	$688,330	$82,548	$4	$770,882	$1,900,609	$247,287	$86	$2,147,982
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$12,111	$—	$12,111	$—	$34,976	$—	$34,976
Services/goods transferred over time	713,000	—	—	713,000	1,927,946	—	—	1,927,946
Total revenues from contracts with customers	$713,000	$12,111	$—	$725,111	$1,927,946	$34,976	$—	$1,962,922
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at the beginning of the period or as of September 30, 2020. Accounts receivable and unbilled revenues related to contracts with

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s condensed consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s condensed consolidated balance sheets.
As of September 30, 2020, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.
Note 8 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first nine months of 2020, the Company contributed $53 million ($52 million by the Utilities) to its pension and other postretirement benefit plans, compared to $36 million ($36 million by the Utilities) in the first nine months of 2019. The Company’s current estimate of total contributions to its pension and other postretirement benefit plans in 2020 is $71 million ($70 million by the Utilities, $1 million by HEI and nil by ASB), compared to $49 million ($48 million by the Utilities, $1 million by HEI and nil by ASB) in 2019. In addition, the Company expects to pay directly $2 million ($1 million by the Utilities) of benefits in 2020, compared to $2 million ($1 million by the Utilities) paid in 2019.
The components of net periodic pension costs (NPPC) and net periodic benefit costs (NPBC) for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended September 30				Nine months ended September 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
HEI consolidated
Service cost	$18,341	$15,800	$641	$573	$55,066	$46,564	$1,903	$1,656
Interest cost	20,660	21,150	1,842	2,006	60,987	63,216	5,553	6,000
Expected return on plan assets	(28,422)	(27,991)	(3,023)	(3,101)	(85,353)	(83,988)	(9,100)	(9,273)
Amortization of net prior period (gain)/cost	2	(10)	(474)	(451)	7	(32)	(1,355)	(1,355)
Amortization of net actuarial (gains)/losses	8,944	3,989	53	(3)	25,059	11,667	154	(10)
Net periodic pension/benefit cost (return)	19,525	12,938	(961)	(976)	55,766	37,427	(2,845)	(2,982)
Impact of PUC D&Os	4,976	11,554	835	821	17,499	36,111	2,389	2,443
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$24,501	$24,492	$(126)	$(155)	$73,265	$73,538	$(456)	$(539)
Hawaiian Electric consolidated
Service cost	$17,921	$15,344	$635	$568	$53,703	$45,346	$1,886	$1,643
Interest cost	19,183	19,560	1,764	1,920	56,613	58,388	5,327	5,755
Expected return on plan assets	(26,815)	(26,146)	(2,986)	(3,064)	(80,527)	(78,474)	(8,966)	(9,135)
Amortization of net prior period (gain)/cost	1	2	(474)	(451)	6	6	(1,353)	(1,353)
Amortization of net actuarial losses	8,188	3,841	53	—	22,925	10,993	155	—
Net periodic pension/benefit cost (return)	18,478	12,601	(1,008)	(1,027)	52,720	36,259	(2,951)	(3,090)
Impact of PUC D&Os	4,976	11,554	835	821	17,499	36,111	2,389	2,443
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$23,454	$24,155	$(173)	$(206)	$70,219	$72,370	$(562)	$(647)
HEI consolidated recorded retirement benefits expense of $46 million ($43 million by the Utilities) in the first nine months of 2020 and $44 million ($43 million by the Utilities) in the first nine months of 2019 and charged the remaining net periodic benefit cost primarily to electric utility plant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
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
Defined contribution plans information.  For the first nine months of 2020 and 2019, the Company’s expenses for its defined contribution plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $5.5 million and $5.1 million, respectively, and cash contributions were $6.0 million and $6.0 million, respectively. For the first nine months of 2020 and 2019, the Utilities’ expenses for its defined contribution plan under the HEIRSP were $2.1 million and $1.9 million, respectively, and cash contributions were $2.1 million and $1.9 million, respectively.
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
As of September 30, 2020, approximately 3.0 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 0.7 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. In June 2019, an additional 300,000 shares were made available for issuance under the 2011 Director Plan. As of September 30, 2020, there were 274,163 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2020	2019	2020	2019
HEI consolidated
Share-based compensation expense [1]	$1.4	$2.3	$5.4	$8.1
Income tax benefit	0.2	0.3	0.9	1.2
Hawaiian Electric consolidated
Share-based compensation expense [1]	—	0.8	1.2	2.6
Income tax benefit	—	0.1	0.3	0.5
1    For the three and nine months ended September 30, 2020 and 2019, the Company has not capitalized any share-based compensation.
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

	Three months ended September 30		Nine months ended September 30
(dollars in millions)	2020	2019	2020	2019
Shares granted	—	—	36,100	35,580
Fair value	$—	$—	$1.3	$1.5
Income tax benefit	—	—	0.3	0.4
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI common stock on the grant date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended September 30				Nine months ended September 30
	2020		2019		2020		2019
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	204,357	$40.65	208,625	$35.28	207,641	$35.36	200,358	$33.05
Granted	—	—	1,006	44.16	78,595	47.99	95,565	37.75
Vested	—	—	(101)	36.27	(77,719)	34.19	(76,813)	32.61
Forfeited	—	—	(2,889)	35.44	(4,160)	35.81	(12,469)	34.20
Outstanding, end of period	204,357	$40.65	206,641	$35.32	204,357	$40.65	206,641	$35.32
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—		$3.8		$3.6
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the first nine months of 2020 and 2019, total restricted stock units and related dividends that vested had a fair value of $4.2 million and $3.2 million, respectively, and the related tax benefits were $0.7 million and $0.5 million, respectively.
As of September 30, 2020, there was $6.2 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.7 years.
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
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended September 30				Nine months ended September 30
	2020		2019		2020		2019
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	90,616	$42.08	98,311	$39.61	96,402	$39.62	65,578	$38.81
Granted	—	—	568	41.07	24,630	48.62	35,215	41.07
Vested (issued or unissued and cancelled)	—	—	—	—	(29,409)	39.51	—	—
Forfeited	—	—	(2,477)	39.64	(1,007)	41.72	(4,391)	39.19
Outstanding, end of period	90,616	$42.08	96,402	$39.62	90,616	$42.08	96,402	$39.62
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—		$1.2		$1.4
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
For the nine months ended September 30, 2020, total vested LTIP awards linked to TSR and related dividends had a fair value of $2.6 million and the related tax benefits were $0.4 million. There were no share-based LTIP awards linked to TSR with a vesting date in 2019.
As of September 30, 2020, there was $1.6 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.2 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended September 30				Nine months ended September 30
	2020		2019		2020		2019
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	297,523	$40.37	407,090	$35.12	403,768	$35.15	276,169	$33.80
Granted	—	—	2,275	44.05	98,522	48.10	140,855	37.78
Vested	—	—	—	—	(135,804)	33.48	—	—
Increase above target (cancelled)	(21,807)	34.11	11,131	33.49	(86,739)	34.12	11,131	33.49
Forfeited	—	—	(9,911)	35.24	(4,031)	39.67	(17,570)	34.66
Outstanding, end of period	275,716	$40.86	410,585	$35.12	275,716	$40.86	410,585	$35.12
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$—		$0.1		$4.7		$5.3
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the nine months ended September 30, 2020, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $7.6 million and the related tax benefits were $1.2 million. There were no share-based LTIP awards linked to other performance conditions with a vesting date in 2019.
As of September 30, 2020, there was $5.8 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.4 years.
Note 10 · Income taxes
The Company’s and the Utilities’ effective tax rates (combined federal and state income tax rates) were 17% and 19%, respectively, for the nine months ended September 30, 2020. These rates differed from the combined statutory rates, due primarily to the Utilities’ amortization of excess deferred income taxes related to the provision in the Tax Act that lowered the federal income tax rate from 35% to 21%, the tax benefits derived from the low income housing tax credit investments and the non-taxability of the bank-owned life insurance income. The Company’s and the Utilities’ effective tax rates were 19% and 20%, respectively, for the nine months ended September 30, 2019.

In August 2020, the Internal Revenue Service notified the Company that its 2017 and 2018 income tax returns will be examined. The Company was previously audited every year through 2011, at which time the IRS changed their internal policies regarding audit frequency. The Company has received several initial requests for general tax return information and has responded or is in the process of responding to such requests.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 11 · Cash flows

Nine months ended September 30	2020	2019
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates, net of amounts capitalized	$64	$75
Income taxes paid (including refundable credits)	23	55
Income taxes refunded (including refundable credits)	—	4
Hawaiian Electric consolidated
Interest paid to non-affiliates	39	45
Income taxes paid (including refundable credits)	29	55
Income taxes refunded (including refundable credits)	—	4
Supplemental disclosures of noncash activities
HEI consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	9	7
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	32	37
Reduction of long-term debt from funds previously transferred for repayment (financing)	82	—
Right-of-use assets obtained in exchange for operating lease obligations (investing)	22	5
Common stock issued (gross) for director and executive/management compensation (financing)[1]	16	5
Real estate transferred from property, plant and equipment to other assets held-for-sale (investing)	—	9
Obligations to fund low income housing investments (investing)	10	6
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	9	7
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	28	34
Reduction of long-term debt from funds previously transferred for repayment (financing)	82	—
Right-of-use assets obtained in exchange for operating lease obligations (investing)	16	1
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

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
September 30, 2020
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,747,658	$—	$1,720,473	$27,185	$1,747,658
Held-to-maturity investment securities	133,858	—	138,622	—	138,622
Stock in Federal Home Loan Bank	10,920	—	10,920	—	10,920
Loans, net	5,406,249	—	16,806	5,574,616	5,591,422
Mortgage servicing rights	9,553	—	—	10,102	10,102
Derivative assets	129,806	—	5,271	—	5,271
Financial liabilities
HEI consolidated
Deposit liabilities	558,177	—	563,169	—	563,169
Short-term borrowings—other than bank	137,783	—	137,783	—	137,783
Other bank borrowings	151,875	—	151,874	—	151,874
Long-term debt, net—other than bank	2,068,852	—	2,440,950	—	2,440,950
Derivative liabilities	141,611	243	5,041	—	5,284
Hawaiian Electric consolidated
Short-term borrowings	49,948	—	49,948	—	49,948
Long-term debt, net	1,561,128	—	1,895,820	—	1,895,820
December 31, 2019
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,232,826	$—	$1,204,229	$28,597	$1,232,826
Held-to-maturity investment securities	139,451	—	143,467	—	143,467
Stock in Federal Home Loan Bank	8,434	—	8,434	—	8,434
Loans, net	5,080,107	—	12,295	5,145,242	5,157,537
Mortgage servicing rights	9,101	—	—	12,379	12,379
Derivative assets	25,179	—	300	—	300
Financial liabilities
HEI consolidated
Deposit liabilities	769,825	—	765,976	—	765,976
Short-term borrowings—other than bank	185,710	—	185,710	—	185,710
Other bank borrowings	115,110	—	115,107	—	115,107
Long-term debt, net—other than bank	1,964,365	—	2,156,927	—	2,156,927
Derivative liabilities	51,375	33	2,185	—	2,218
Hawaiian Electric consolidated
Short-term borrowings	88,987	—	88,987	—	88,987
Long-term debt, net	1,497,667	—	1,670,189	—	1,670,189

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2020			December 31, 2019
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$—	$1,625,548	$—	$—	$1,026,385	$—
U.S. Treasury and federal agency obligations	—	63,588	—	—	117,787	—
Corporate bonds	—	31,337	—	—	60,057	—
Mortgage revenue bonds	—	—	27,185	—	—	28,597
	$—	$1,720,473	$27,185	$—	$1,204,229	$28,597
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$5,271	$—	$—	$297	$—
Forward commitments (bank segment)[1]	—	—	—	—	3	—
	$—	$5,271	$—	$—	$300	$—
Derivative liabilities
Forward commitments (bank segment)[1]	$243	$—	$—	$33	$12	$—
Interest rate swap (Other segment)[2]	—	5,041	—	—	2,173	—
	$243	$5,041	$—	$33	$2,185	$—
1     Derivatives are carried at fair value in other assets or other liabilities in the balance sheets with changes in value included in mortgage banking income.
2     Derivatives are included in other liabilities in the balance sheets.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Three months ended September 30		Nine months ended September 30
Mortgage revenue bonds	2020	2019	2020	2019
(in thousands)
Beginning balance	$28,827	$28,166	$28,597	$23,636
Principal payments received	(1,642)	—	(1,642)	—
Purchases	—	293	230	4,823
Unrealized gain (loss) included in other comprehensive income	—	—	—	—
Ending balance	$27,185	$28,459	$27,185	$28,459
ASB holds two mortgage revenue bonds issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of September 30, 2020, the weighted average discount rate was 2.13%, which was derived by incorporating a credit spread over the one month LIBOR rate. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

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

		Fair value measurements using
(in thousands)	Balance	Level 1	Level 2	Level 3
September 30, 2020
Mortgage servicing rights	$6,260	$—	$—	$6,260
December 31, 2019
Loans	25	—	—	25
For the nine months ended September 30, 2020 and 2019, there were no adjustments to fair value for ASB’s loans held for sale.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value (1)
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
September 30, 2020
Mortgage servicing rights	$6,260	Discounted cash flow	Prepayment Speed	11.2% - 21.3%	17.5%
			Discount rate	9.3%	9.3%
December 31, 2019
Residential land	$25	Fair value of property or collateral	Appraised value less 7% selling cost	N/A (2)	N/A (2)
Total loans	$25
(1) Represents percent of outstanding principal balance.
(2) N/A - Not applicable. There is one asset in each fair value measurement type.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2019 Form 10-K and should be read in conjunction with such discussion and the 2019 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2019 Form 10-K, as well as the quarterly (as of and for the nine months ended September 30, 2020) condensed consolidated financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
Recent developments—COVID-19.
The Company’s Incident Management Team, composed of senior executives across the Company, continues to monitor and manage the COVID-19 situation. Regular updates are provided to the boards of directors of the Company and its subsidiaries to discuss key focus areas, including employee and customer safety, operations, liquidity, cybersecurity, and internal controls over financial reporting. The Company’s top priority remains unchanged, which is to ensure the safety and well-being of our customers, our employees, their families and the community, while at the same time continuing to deliver essential electric and banking services. To protect its employees and customers and minimize community spread of the coronavirus, the Company’s moratorium on non-essential business travel and a mandatory work-from-home policy for all personnel that can perform their work remotely remains in effect. Such work-from-home mandates have not impaired the Company’s ability to maintain effective internal controls over financial reporting and related disclosures. For personnel that cannot perform their work remotely, the Company has taken steps to protect these employees, including implementing practices related to employee and facilities hygiene, in order to ensure the reliability and resilience of its operations. For example, at the Utilities, plant operators and operations crews have been separated into distinct teams with no overlap of personnel in order to mitigate transmission risk amongst critical personnel and to minimize the risk of not having appropriate backup personnel available to perform essential functions. Similarly, at ASB, branch operations continue to serve the community, but the number of open branches has been reduced to match reduced customer volumes, protect employees, and minimize community transmission risk.
The Company has extended various programs to support its customers and the community during this difficult and challenging time. For example, Hawaiian Electric has suspended, through December 31, 2020, customer disconnections for nonpayment and is working closely with impacted customers on payment plans. At ASB, borrowers that are experiencing financial hardship may be eligible to receive a loan forbearance, deferment or extension. Additionally, late fee waivers may be granted for up to three months and ATM fees were waived through July 1, 2020. ASB has also secured loans totaling more than $370 million for affected businesses under the Paycheck Protection Program (PPP). Through the PPP, which was established under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and implemented by the United States Small Business Association, ASB has helped approximately 4,100 small businesses, which support roughly 40,000 jobs that contribute to economic activity in Hawaii. See “Recent Developments—COVID-19” in the Bank section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
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
Environmental, Social & Governance.
At HEI, environmental, social and governance (ESG) principles and sustainability have long been fundamental values embedded within all aspects of the Company’s activities. With all of its operations in the middle of the Pacific Ocean, the Company’s long-term health is inextricably linked with the strength of the economy, communities, and environment of the State of Hawaii. This is why the Company’s mission is to be a catalyst for a better Hawaii.
The Company is committed to transparency and providing information to allow customers, community leaders, investors and other stakeholders understand how the Company’s strategies and operations advance ESG objectives and contribute to long-term value creation.
The Company issued its first ESG report in September 2020. This report encompasses ESG policies, principles and results reported during 2019 across the Company’s two primary operating subsidiaries, Hawaiian Electric and ASB. This report is aligned with Sustainability Accounting Standards Board guidance—using the electric utilities standard for Hawaiian Electric, and the commercial banks, commercial finance, and mortgage finance standards for ASB. In future reports, the Company intends to incorporate disclosures relating to climate change based on recommendations from the Task Force on Climate-related Financial Disclosures. The Company’s ESG report can be found at www.hei.com/esg.

RESULTS OF OPERATIONS

	Three months ended September 30		%
(in thousands)	2020	2019	change	Primary reason(s)*
Revenues	$641,427	$770,882	(17)	Decrease for the electric utility and bank segments
Operating income	99,561	96,655	3	Increase for electric utility segment, partly offset by decrease for the bank segment
Net income for common stock	65,032	63,419	3	Increase due to higher net income at electric utility segment, partly offset by lower net income at the bank segment

	Nine months ended September 30		%
(in thousands)	2020	2019	change	Primary reason(s)*
Revenues	$1,927,558	$2,147,982	(10)	Decrease for the electric utility and bank segments
Operating income	230,819	247,226	(7)	Decrease for the bank segment, partly offset by increase for electric utility segment
Net income for common stock	147,339	151,619	(3)	Decrease due to lower net income at the bank segment, partly offset by higher net income at electric utility segment. See below for effective tax rate explanation
*     Also, see segment discussions which follow.
The Company’s effective tax rates for the third quarters of 2020 and 2019 were 18% and 19%, respectively. The Company’s effective tax rates for the first nine months of 2020 and 2019 were 17% and 19%, respectively. The effective tax rates were lower for the nine months ended September 30, 2020 compared to the same period in 2019 due primarily to higher amortization in 2020 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in the federal income tax rate and an increase in excess tax benefits.

Economic conditions.
Note: The statistical data in this section is from public third-party sources that management believes to be reliable (e.g., Department of Business, Economic Development and Tourism (DBEDT), University of Hawaii Economic Research Organization (UHERO), U.S. Bureau of Labor Statistics, Department of Labor and Industrial Relations (DLIR), Hawaii Tourism Authority (HTA), Honolulu Board of REALTORS® and national and local news media).
On March 11, 2020, the World Health Organization declared the virus strain severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), and the resulting disease COVID-19, to be a pandemic. In response, the Governor of the State of Hawaii issued a number of emergency and supplementary proclamations to limit the spread of the virus. Hawaii’s economy began to weaken in the latter part of March 2020, due to a forced statewide stay-at-home, work-from-home declaration that began on March 25, 2020. The restrictions shuttered many businesses, including hotels, restaurants, bars, and other gathering places, and led to an overwhelming surge in unemployment claims and impacted the tourism industry with a significant reduction to visitor arrivals. Starting in June 2020, restrictions were gradually lifted and most business activities resumed (with operations modified as required under state guidelines). However, due to an increase in new case counts starting in late July, certain restrictions to minimize the spread of the virus were reinstituted and the mandatory 14-day quarantine requirement for travelers entering the state was extended to be in effect through October 14, 2020. Beginning on October 15, 2020 travelers to Oahu are no longer subject to the mandatory 14-day quarantine if they test negative for COVID-19 within 72 hours of arrival and present valid documentation. Inter-island travel to Hawaii island requires a second test, while a second test is optional for inter-island travel to Maui and Kauai.
The most recent interim forecast by UHERO, which was issued on September 25, 2020, forecasts full year 2020 real GDP contraction of 11.8%, decline in total visitor arrivals of 73.7%, decline in real personal income of 4.9%, and an unemployment rate of 12.4%. However, federal fiscal and monetary policy response is expected to cushion the economic impact of the pandemic.
The CARES Act was passed by Congress and signed into law by President Trump on March 27, 2020. The economic relief package totals more than $2 trillion and provides direct economic support to businesses and individuals. Hawaii has received more than $7 billion through various federal assistance programs, including the CARES Act, that will help attenuate the impact to Hawaii’s economy.
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
In September 2020, the City and County of Honolulu announced a framework for reducing the spread of COVID-19 on Oahu, which tracks metrics that dictate the extent of restrictions on businesses and activities. There are four tiers with Tier 1 being the most restrictive and Tier 4 being the most relaxed. The minimum amount of time spent in each tier is four weeks. In order to move to the next higher tier, the last two weeks of a tier must meet the higher tier’s criteria. If a lower tier’s average daily case count is realized for two weeks in a row, the county will move back to the lower tier for a minimum of four weeks. On October 22, 2020, the county of Honolulu moved from Tier 1 to Tier 2, which relaxes certain restrictions. However, due to the uncertainty surrounding the timing and effectiveness of efforts to contain the spread of the virus while reopening the economy, the pace and the extent of the recovery cannot be predicted at this time.
See “Recent Developments—COVID-19” in the Electric Utility and Bank MD&As for further discussion of the economic impact caused by the pandemic.
Hawaii’s tourism industry, a significant driver of Hawaii’s economy, suffered dramatically with a decline of 71.6% in visitor arrivals through the first nine months of the year primarily due to travel restrictions amid the COVID-19 pandemic. Effective March 26, 2020, a mandatory 14-day self-quarantine was ordered for all travelers, both residents and visitors, to the islands including inter-island travelers. The mandatory quarantine for inter-island travel was lifted on June 16, 2020, but on August 20, 2020, a mandatory 14-day quarantine for travelers arriving on islands other than Oahu was reinstated. The mandatory 14-day quarantine for all travelers from outside the state was lifted, effective October 15, 2020, provided travelers test negative for COVID-19 within 72 hours of arrival and present valid documentation (additional restrictions apply to travel to Hawaii island). As a result of these restrictions, between April 1, 2020 and September 30, 2020, daily passenger counts declined by over 95% to 1,406 passengers on average per day compared to the same time period in 2019. On October 15, 2020, the first day the 14-day mandatory quarantine was no longer in effect if travelers tested negative for COVID-19 within 72 hours of arrival, the daily passenger count increased 333%, compared to the average daily passenger count for the preceding seven days.

Due to the effects of the measures to contain the COVID-19 pandemic, Hawaii’s seasonally adjusted unemployment rate in September 2020 was 15.1%, which was substantially higher compared to the September 2019 rate of 2.7%. The national unemployment rate in September 2020 was 7.9% compared to 3.5% in September 2019. Hawaii’s unemployment rate is expected to decrease now that restrictions on travel have been reduced significantly. Year-to-date through October 24, 2020, there were 399,049 initial unemployment claims filed with the State compared to 52,332 initial claims, or an increase of 663%, during the same period in 2019.
Hawaii real estate activity through September 2020, as indicated by the home resale market, resulted in an increase in the median sales price of 1.2% for condominiums and 3.3% for single family homes through the same period in 2019. The number of closed sales was down 18.9% for condominiums and 1.4% for single family residential homes through September 2020 compared to same time period of 2019.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. The price of crude oil decreased dramatically since the first quarter of 2020 and has remained at levels lower than last year. Lower fuel prices will benefit customers in the form of lower bills given the high proportion of fuel cost in the cost per kWh, but the benefit will be realized over time as existing inventory levels procured at higher cost are drawn down.
At its September 16, 2020 meeting, the Federal Open Market Committee (FOMC) decided to maintain the federal funds rate target range of 0%-0.25%. The FOMC will continue to maintain an accommodative stance of monetary policy to achieve maximum employment and inflation at the rate of 2 percent over the long run. The Federal Reserve stated that it will increase its holdings of Treasury securities and agency mortgage-backed securities at least at the current pace to sustain smooth market functioning and help foster accommodative financial conditions, thereby supporting the flow of credit to households and businesses.
The Company expects that the negative trends and uncertainties in the multiple sectors described above have contributed and will result in a significant economic downturn for the full year 2020 that may have a material unfavorable impact on the Company’s net revenues or income from continuing operations in 2020.
“Other” segment.

	Three months ended September 30		Nine months ended September 30
(in thousands)	2020	2019	2020	2019	Primary reason(s)
Revenues	$215	$4	$237	$86	Increase in revenues due to solar energy sales at Mauo, LLC.
Operating loss	(4,457)	(3,446)	(12,854)	(12,503)
The third quarters of 2020 and 2019 include $0.2 million and $1.0 million, respectively, of operating income from Pacific Current[1]. Third quarter 2020 corporate expense was $0.3 million higher compared to the third quarter of 2019, primarily due to higher professional fees. The first nine months of 2020 and 2019 include $2.0 million and $2.3 million, respectively, of operating income from Pacific Current[1]. The first nine months of 2020 corporate expense was comparable to the same period in 2019.

Net loss	(7,183)	(6,248)	(20,885)	(20,603)
The net loss for the third quarter of 2020 was higher than the net loss for the third quarter of 2019 due to the same factors cited for the change in operating loss. The net loss for the first nine month of 2020 was lower than the net loss for the first nine months of 2019 due to the same factors cited for the change in operating loss.

1     Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation.

The “other” business segment (loss)/income includes results of the stand-alone corporate operations of HEI (including eliminations of intercompany transactions) and ASB Hawaii, Inc. (ASB Hawaii), as well as the results of Pacific Current, a direct subsidiary of HEI focused on investing in clean energy and sustainable infrastructure projects; Pacific Current’s indirect subsidiary, Hamakua Energy, which owns a 60-MW combined cycle power plant that provides electricity to Hawaii Electric Light; Pacific Current’s indirect subsidiary, Mauo, LLC (Mauo), which is currently constructing a solar-plus-storage project totaling 8.6 MW on five University of Hawaii campuses; and Pacific Current’s subsidiary, Ka‘ie‘ie Waho Company, LLC, which owns a 6 MW solar photovoltaic system that provides renewable energy to Kauai Island Utility Cooperative; as well as eliminations of intercompany transactions.

FINANCIAL CONDITION
Liquidity and capital resources. In the first quarter of 2020, the capital markets, including the commercial paper markets, experienced high levels of volatility, and in some cases, disruption. As a result, in March 2020, due to elevated concerns regarding corporate credit risk, the commercial paper markets experienced significantly less liquidity, particularly for tier-3 issuers. As a consequence, HEI and Hawaiian Electric were unable to place commercial paper at reasonable rates and instead borrowed under their respective backup revolving credit facilities (floating rate at an adjusted London interbank offered rate, as defined in the agreements, plus 137.5 basis points or an alternate base rate, as defined in the agreements, plus 37.5 basis points). In the second quarter of 2020, conditions gradually improved in the commercial paper market for tier-3 issuers, and as a result, HEI returned to the commercial paper markets for its short-term borrowings at average rates that were lower than the average rates before the pandemic. As of September 30, 2020, HEI and Hawaiian Electric had approximately $23 million and nil of commercial paper outstanding, respectively.
As of September 30, 2020, there was no balance on HEI’s revolving credit facility and the available committed capacity under the revolving credit facility was $150 million. As of September 30, 2020, there was no balance on Hawaiian Electric’s revolving credit facilities and the available committed capacity under the revolving credit facilities was $275 million. As of September 30, 2020, ASB’s unused FHLB borrowing capacity was approximately $2.0 billion.
The Company expects that its liquidity will continue to be moderately impacted due to COVID-19. For the Utilities, the high level of unemployment in the state and the moratorium on customer disconnections (which moratorium is currently in place through December 31, 2020) are expected to result in higher accounts receivable balances, bad debt expense and write-offs. Additionally, lower kWh sales generally result in delayed timing of cash flows, resulting in higher working capital requirements (see “Recent Developments—COVID-19” in the Electric Utility MD&A). At ASB, liquidity remains at satisfactory levels. ASB’s cash and cash equivalents was $161.0 million as of September 30, 2020, compared to $178.4 million as of December 31, 2019. ASB remains well above the “well capitalized” level, but there continues to be significant uncertainty regarding COVID-19’s impact on loan performance and the allowance for credit losses (see “Recent Developments — COVID-19” in the Bank MD&A).
To preserve and enhance the Company’s liquidity position, in light of the significant and ongoing uncertainty regarding the potential scale and duration of the COVID-19 pandemic and its impact on the global, national and local economy, the Company took a number of steps. First, on April 20, 2020, HEI borrowed $65 million under a 364-day term loan to refinance the outstanding amounts under its revolving credit facility and thereby increase the available committed borrowing capacity under its revolving credit facility. Secondly, on April 20, 2020, the Utilities added an incremental $75 million in committed revolving credit capacity at Hawaiian Electric with a 364-day revolving credit facility (see Note 5 of the Condensed Consolidated Financial Statements). Thirdly, the Utilities also launched and closed on a $160 million private placement of taxable debt on May 14, 2020, the proceeds of which were used to finance capital expenditures, repay short-term debt used to finance or refinance capital expenditures, and reimburse funds for payment of capital expenditures. In addition, the Utilities executed a $115 million private placement of taxable debt on October 29, 2020 to finance their capital expenditures and/or to reimburse funds used for the payment of capital expenditures. The private placement has a delayed draw feature, which allows the Utilities to draw the funds at any time on or before January 15, 2021. Finally, $50 million of an existing 364-day term loan was refinanced with a new $50 million term loan maturing in April 2021. On September 11, 2020, HEI executed a $50 million private placement utilizing a delayed draw feature, which allows HEI to draw the funds at any time on or before December 29, 2020. Proceeds from the notes will be ultimately used to refinance HEI’s $50 million long-term notes maturing in March of 2021, but will provide additional liquidity in the interim period. The notes bear interest at 2.98% and mature on December 15, 2030. As of September 30, 2020 the total amount of available borrowing capacity (net of commercial paper outstanding) under the Company’s committed lines of credit was approximately $402 million, which was an increase of approximately $188 million compared to December 31, 2019. HEI and the Utilities have no remaining long-term debt maturities in 2020.
In addition to the foregoing financing transactions, in order to further enhance the Company’s liquidity position, the Company has deferred, pursuant to section 2302 of the CARES Act, the payment of the applicable employer portion of Old-Age, Survivors and Disability Insurance payroll tax deposits that are due in 2020, but arose subsequent to the enactment of the CARES Act, which is estimated to be approximately $10 million. Fifty percent of the deferred payroll taxes will be paid in each of December 2021 and December 2022. The Company has also deferred approximately $5.8 million per month in planned monthly pension contributions through August 2020 to further strengthen its liquidity position, but elected to fund such deferred contributions in September 2020 in order to deduct the contributions on its 2019 tax return. If further liquidity is necessary, which is not contemplated at this time, the Utilities could also reduce the pace of capital spending related to non-essential projects. Additionally, the Company has the option to issue new shares rather than purchase currently outstanding shares on the open market to satisfy share issuances under its Dividend Reinvestment and Stock Purchase Plan (DRIP) program. The estimated amount of capital that could be preserved by issuing new shares, rather than utilizing open market purchases, is estimated to be approximately $30 million on an annual basis, based on historical demand, but such future amount is dependent on a number of factors, including, without limitation, future share prices, number of shares/participants in the DRIP program, and the amount of new investment in HEI’s stock by DRIP participants.
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
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	September 30, 2020		December 31, 2019
Short-term borrowings—other than bank	$138	3%	$186	4%
Long-term debt, net—other than bank	2,069	45	1,964	44
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,323	51	2,280	51
	$4,564	100%	$4,464	100%
HEI’s commercial paper borrowings and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Nine months ended September 30, 2020	September 30, 2020	December 31, 2019
Commercial paper	$26	$23	$97
Line of credit draws	9	—	—
Undrawn capacity under HEI’s line of credit facility		150	150
Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s external short-term borrowings during the first nine months of 2020 was $99 million.
HEI has a $150 million line of credit facility with no amounts outstanding at September 30, 2020. See Note 5 of the Condensed Consolidated Financial Statements.
There were no new issuances of common stock through the DRIP, HEIRSP or the ASB 401(k) Plan in the nine months ended September 30, 2020 and 2019 and HEI satisfied the share purchase requirements of the DRIP, HEIRSP and ASB 401(k) Plan through open market purchases of its common stock.
For the first nine months of 2020, net cash provided by operating activities of HEI consolidated was $312 million. Net cash used by investing activities for the same period was $1,145 million, primarily due to capital expenditures, ASB’s purchases of available-for-sale investment securities and ASB’s net increase in loans, partly offset by ASB’s receipt of repayments from and sales of available-for-sale investment securities. Net cash provided by financing activities during this period was $820 million as a result of several factors, including net increases in ASB’s deposit liabilities and other bank borrowings and the issuances of short-term and long-term debt, partly offset by net decrease in short-term borrowings, repayment of short-term and long-term debt and payment of common stock dividends. During the first nine months of 2020, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $80 million and $28 million, respectively.
Dividends.  The payout ratios for the first nine months of 2020 and full year 2019 were 73% and 64%, respectively. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company and current and expected future economic conditions, including impacts from the COVID-19 pandemic.
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
For information about these material estimates and critical accounting policies, in addition to the critical policy discussed below, see pages 38 to 39, 51 to 52, and 67 to 68 of HEI’s MD&A included in Part II, Item 7 of HEI’s 2019 Form 10-K.
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
Goodwill. Goodwill is initially recorded as the excess of the purchase price over the fair value of the net assets acquired in a business combination and is subsequently evaluated at least annually for impairment during the fourth quarter. The goodwill relates to ASB, which is the only reporting unit in the Company’s reportable Bank segment, and is the Company’s only intangible asset with an indefinite useful life. At September 30, 2020 the amount of goodwill was $82.2 million. In the third quarter of 2020, the combination of economic impacts from COVID-19 and the resulting reductions in market interest rates led ASB to determine that a triggering event existed, which required an assessment to determine whether goodwill was impaired. To determine if there was an impairment to the book value of goodwill, the fair value of ASB was estimated using a valuation method based on the market and income approaches. The market approach considers publicly traded financial institutions and measures the institutions’ market values as a multiple to (1) net income and (2) tangible book equity. The market approach also looks at sale transactions to determine the fair value under this approach. The mean market value multiples for net income and tangible book equity from the selected institutions were applied to ASB’s last twelve months’ net income, next year’s net income and tangible book equity to calculate ASB’s fair value using the market approach. Industry sale transactions for 2019 and 2020 were reviewed and used to calculate the market approach fair value. The income approach uses a discounted cash flow method to value a company on a going concern basis and is based on the concept that the future benefits derived from a particular company can be measured by its sustainable after-tax cash flows in the future. ASB used its forecasted net income and estimated cost savings if the bank were acquired and applied a discount rate to calculate its discounted cash flows. A capitalization of earnings method was used to calculate a terminal value for the discounted cash flow method. The income approach was weighted 75%, the publicly traded company valuation method was weighted 20% and the sale transaction valuation method was weighted 5%. More weight was given to the income approach as this approach uses the projected performance of ASB in the stressed environment and would be more indicative of the current fair value of the Bank. The impairment test for ASB as of the third quarter of 2020 resulted in no goodwill impairment, since the estimated fair value of the reporting unit exceeded its carrying value by more than 35%. The calculation of fair value of the reporting unit requires significant estimates and assumptions by management, including but not limited to, forecasted net income, tangible assets, cost savings, control premiums and discount rate. Should the estimates and assumptions regarding the fair value of the reporting unit prove to be incorrect, the Company may be required to record impairments to goodwill in future periods and such impairments could be material.

Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.

Electric utility
Recent developments—COVID-19
See also Recent developments—COVID-19 in HEI’s MD&A.
Economic conditions in Hawaii continue to be severely impacted by the COVID-19 pandemic. Statewide daily passenger counts remain depressed, and unemployment stood at 15.1% as of September 30, 2020. As a consequence of the significant decline in economic activity, the demand for electricity was adversely impacted. In the third quarter of 2020, kWh sales were down 13.1% compared with the same quarter in 2019. For the nine months ended September 30, 2020, sales were down 7.3% compared to the same period last year. For the full year, the Utilities expect the level of kWh sales to be 6%-12% below sales levels achieved in 2019. The Utilities expect continued lower sales due to COVID-19 and that the RPS achievement will exceed the 30% statutory requirement as of December 31, 2020.
While the Utilities do not expect electric energy revenues to be significantly impacted due to the decoupling mechanism, which allows recovery of the difference between PUC approved target revenues and recorded adjusted revenues regardless of the level of kWh sales, the timing of customer collections would be delayed (or accelerated) if the level of kWh sales decreases below (or increases above) the estimated kWh sales. See “Decoupling” in Note 3 of the Condensed Consolidated Financial Statements for a discussion of decoupling. Annually, the Utilities submit a decoupling filing to the PUC, which requests recovery by the utility (or refund to customers) of the difference between recorded adjusted revenues and target revenues under the RBA. The difference is collected or refunded through an adjustment to customer rates in the following year based on estimated sales, starting on June 1st of that following year, which has an impact on the timing of the Utilities’ cash flow. Additionally, although the Utilities’ decoupling mechanism allows for collection under the RBA, the RBA balance accrues interest only at the short-term debt rate from the last rate case (1.75% for Hawaiian Electric, 1.5% for Hawaii Electric Light and 3.0% for Maui Electric). As of September 30, 2020, the RBA credit balance related to decoupling revenues was approximately $0.5 million, a decrease in the credit balance by $16.5 million, or 97% since June 30, 2020. While the billed accounts receivable balances as of September 30, 2020 of $138 million is 9.7% lower than the billed accounts receivable balances as of December 31, 2019, due to lower fuel prices resulting in lower bills, the past due accounts receivable balance has increased by $10 million or 32% since December 31, 2019. The increase is primarily driven by the state mandated stay-at-home order, which was lifted on July 1, 2020, reinstated on August 27, 2020, and lifted again on September 24, 2020, the pandemic’s impact on the tourism industry, resulting in a higher unemployment rate, the moratorium on customer disconnections (which moratorium is currently in place through December 31, 2020) and, for certain customers, the inability to make payment on their accounts. To address the financing requirement related to the delayed timing of cash flows collected under the decoupling mechanism through the RBA and the modest slowing or reduction in accounts receivable collections from customers, the Utilities have completed a number of steps to enhance their liquidity position. See “Financial Condition—Liquidity and capital resources” for additional information.
The Utilities provide an essential service to the State of Hawaii, and have continued to operate to protect the health and safety of employees and customers and to ensure system reliability, and have been following the Governor’s directive that the Utilities take necessary measures to ensure they can operate in the normal course. The Utilities have also implemented certain aspects of their business continuity plans, which includes the activation of its Incident Management Team to closely manage the response to the pandemic and have implemented practices related to employee and facilities hygiene in order to ensure the reliability and resilience of their operations. For example, plant operators and operations crews have been separated into distinct teams with no overlap of personnel in order to mitigate transmission risk amongst critical personnel and to minimize the risk of not having appropriate backup personnel available to perform essential functions. Plans have been developed in the event sequestration of critical personal is required. In the second quarter of 2020, the PUC approved the deferral of certain COVID-19 related expenses, such as higher bad debt expense, higher financing costs, non-collection of late payment fees, increased personal protective equipment costs, and sequestration costs for mission-critical employees. As of September 30, 2020, these costs, which have been deferred and recorded as a regulatory asset, totaled approximately $12.4 million (see also discussion under Item 1A. “Risk Factors” and “Regulatory assets for COVID-19 costs” in Note 3 of the Condensed Consolidated Financial Statements). Looking forward, the prolonged impact of COVID-19 could adversely affect the ability of the Utilities’ contractors, suppliers, IPPs, and other business partners to perform or fulfill their obligations, or require modifications to existing contracts, which could adversely affect the Utilities’ business, increase expenses, and impact the Utilities’ ability to achieve their RPS goals beyond 2020. Additionally, while the state’s aggressive response to the pandemic has dramatically reduced the spread of the coronavirus, the measures taken have had a severe economic impact on the state’s businesses and residents, which may influence the PUC’s actions regarding requested rate increases. See “Item 1A. Risk Factors” in Part II for additional discussion of risks.
At this time, the Utilities are not able to predict what the full impact of the COVID-19 pandemic will have on its results of operations, financial position and cash flows because it is uncertain the extent to which the virus can be contained and the extent to which protective measures to prevent the spread of the virus will be effective.

For a discussion regarding the impact of the economic conditions caused by the COVID-19 pandemic on the Utilities’ liquidity and capital resources, see discussion under “Financial Condition–Liquidity and capital resources.”
RESULTS OF OPERATIONS

Three months ended September 30		Increase
2020	2019	(decrease)		(dollars in millions, except per barrel amounts)
$563	$688	$(126)		Revenues. Net decrease largely due to:
			$(104)	lower fuel oil prices and lower kWh generated[1]
			(24)	lower purchased power energy prices and lower kWh purchased[2]
			(4)	lower PPAC revenue[2]
			(2)	higher cost savings from ERP system implementation to be returned to customers in future rates
			1	higher MPIR revenue (increase for West Loch PV project and Grid Modernization project)
			7	higher electric rates
105	199	(94)		Fuel oil expense[1]. Decrease largely due to lower fuel oil prices and lower kWh generated, offset in part by higher fuel handling costs
149	175	(26)		Purchased power expense[1,2]. Decrease largely due to lower purchased power energy prices, lower kWh purchased and lower capacity and non-fuel O&M charges
111	124	(13)		Operation and maintenance expenses. Net decrease largely due to:
			(7)	fewer generating unit overhauls performed in 2020
			(3)	lower labor due to lower staffing and reduction in overtime
			(1)	lower vegetation management costs
			(1)	lower outside services for system support (Distribution Node Mapping and development of portal for CBRE)
			(1)	less substation and meter maintenance work performed
109	118	(9)		Other expenses. Decrease due to lower revenue taxes offset in part by higher depreciation in 2020 for plant investment in 2019
89	72	17		Operating income. Increase due to lower operation and maintenance expense, coupled with higher electric rates and higher MPIR revenue, offset in part by higher depreciation expenses
74	58	16
Income before income taxes. Increase due to lower operation and maintenance expense, higher electric rates, higher MPIR revenue, and lower interest expense due to refinancing of revenue bonds in July 2019 at lower rates, offset in part by higher depreciation expense and lower AFUDC

60	47	13		Net income for common stock. Increase due to lower operating expenses, coupled with higher electric rates and higher MPIR revenue
2,099	2,414	(315)		Kilowatthour sales (millions)[3]
$49.71	$82.30	$(32.59)		Average fuel oil cost per barrel

Nine months ended September 30		Increase
2020	2019	(decrease)		(dollars in millions, except per barrel amounts)
$1,694	$1,901	$(207)		Revenues. Net decrease largely due to:
			$(167)	lower fuel oil prices and lower kWh generated[1]
			(45)	lower purchased power energy prices and lower kWh purchased[2]
			(6)	lower PPAC revenue[2]
			(6)	higher cost savings from ERP system implementation to be returned to customers in future rates
			3	higher MPIR revenue (increase for West Loch PV project and Grid Modernization project)
			14	higher electric rates
391	541	(150)		Fuel oil expense[1]. Decrease largely due to lower fuel oil prices and lower kWh generated, offset in part by higher fuel handling costs
426	472	(46)		Purchased power expense[1,2]. Decrease largely due to lower purchased power energy prices, lower kWh purchased and lower capacity and non-fuel O&M charges
349	362	(13)		Operation and maintenance expenses. Net decrease largely due to:
			(12)	fewer generating unit overhauls performed in 2020
			(5)	lower labor due to lower staffing and reduction in overtime
			(3)	less station maintenance work performed
			1	higher medical premium costs
			1	demolition costs for leased office space
			1	higher consulting costs for Electrification of Transportation initiatives
			1	increase in Pearl Harbor environmental and general liability reserves
			3	2019 PUC approval of deferral treatment for previously-incurred expense to modify existing generating units on Maui to run at lower loads in order to accept more renewable generation
329	341	(12)		Other expenses. Decrease due to lower revenue taxes offset in part by higher depreciation expense in 2020 for plant investments in 2019
200	184	16		Operating income. Increase due to lower operation and maintenance expenses, coupled with higher electric rates and higher MPIR revenue, offset in part by higher depreciation expense
157	141	16
Income before income taxes. Increase due to lower operation and maintenance expense, higher electric rates, higher MPIR revenue and lower interest expense due to the hybrid securities redemption replaced with lower cost debt (in May 2019) and refinancing of revenue bonds (in July 2019) at lower rates, offset by higher depreciation expense and lower AFUDC

126	111	15		Net income for common stock. Increase due to lower operating expenses, coupled with higher electric rate and higher MPIR revenue. See below for effective tax rate explanation
5,979	6,449	(470)		Kilowatthour sales (millions)[3]
$64.70	$83.64	$(18.94)		Average fuel oil cost per barrel
466,943	464,892	2,051		Customer accounts (end of period)
1The rate schedules of the electric utilities currently contain ECRCs through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.
2The rate schedules of the electric utilities currently contain PPACs through which changes in purchased power expenses (except purchased energy costs) are passed on to customers.
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

The Utilities’ effective tax rate for the third quarters of 2020 and 2019 was 19% for both periods. The Utilities’ effective tax rates for the first nine months of 2020 and 2019 were at 19% and 20%, respectively. The effective tax rate was lower for the nine months ended September 30, 2020 compared to the same period in 2019 due primarily to higher 2020 amortization of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in federal income tax rate. The resulting benefit of lower tax expense is passed on to customers.
Hawaiian Electric’s consolidated ROACE was 8.4% and 7.6% for the twelve months ended September 30, 2020 and September 30, 2019, respectively.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of September 30, 2020 amounted to $4.7 billion, of which approximately 28% related to generation PPE, 64% related to transmission and distribution PPE, and 8% related to other PPE. Approximately 10% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission.
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
If the Utilities are not successful in meeting the RPS targets as mandated by law, the PUC could assess a penalty of $20 for every MWh that an electric utility is deficient. Based on the level of electricity sales in 2019, a 1% shortfall in meeting the 2020 RPS requirement of 30% would translate into a penalty of approximately $1.75 million. The PUC has the discretion to reduce the penalty due to events or circumstances that are outside an electric utility’s reasonable control, to the extent the event or circumstance could not be reasonably foreseen and ameliorated. In addition to penalties under the RPS law, failure to meet the mandated RPS targets would be expected to result in a higher proportion of fossil fuel-based generation than if the RPS target had been achieved, which in turn would be expected to subject Hawaiian Electric and Maui Electric to limited commodity fossil fuel price exposure under a fuel cost risk-sharing mechanism. Currently, the fuel cost risk-sharing mechanism apportions 2% of the fuel cost risk to the utilities (and 98% to ratepayers) and has a maximum exposure (or benefit) of $3.1 million.
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
The State of Hawaii’s policy is supported by the regulatory framework and includes a number of mechanisms designed to maintain the Utilities’ financial stability during the transition toward the State’s 100% renewable energy future. Under the sales decoupling mechanism, the Utilities are allowed to recover from customers, target test year revenues, independent of the level of kWh sales, which have generally declined (with the exception of 2019 and the first quarter of 2020), as privately-owned distributed energy resources have been added to the grid and energy efficiency measures have been put into place. Other regulatory mechanisms reduce regulatory lag, such as the rate adjustment mechanism to provide revenues for escalation in certain O&M expenses and rate base changes between rate cases, and the major project interim recovery mechanism, which allow the Utilities to recover and earn on certain approved major capital projects placed into service in between rate cases. See “Decoupling” in Note 3 of the Consolidated Financial Statements.

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
On January 25, 2018, the PUC approved the Utilities’ revised DR Portfolio tariff structure. The PUC supported the approach of working with aggregators to implement the DR portfolio. In 2019, the Utilities signed a multi-year Grid Services Purchase Agreement (GSPA) with a third party aggregator. These contracts pay service providers to aggregate grid-supporting capabilities from customer-sited Distributed Energy Resources. The first of these five-year contracts has been executed (PUC approval obtained on August 9, 2019) and is expected to deliver not only benefits through efficient grid operations, but also avoided fuel costs over that 5-year period. The Utilities selected the next set of aggregators in the first quarter of 2020, commenced GSPA contract negotiations, and filed two executed contracts on July 9, 2020. This complements the Utilities’ transformation and supports customer choice.
Grid modernization. The overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater DER and renewable energy integration. Under the Grid Modernization Strategy, the Utilities expects that new technology will help increase adoption of private rooftop solar and make use of rapidly evolving products, including storage and advanced inverters. The Utilities have begun work to implement the Grid Modernization Strategy Phase 1, which received PUC approval on March 25, 2019. The estimated cost for this initial phase is approximately $86 million and is expected to be incurred over five years. As of September 30, 2020, approximately $13.5 million has been incurred to date under Phase 1. The Utilities submitted a proportional advanced meter opt-out deployment filing on September 30, 2020 in an effort toward broader and faster deployment.
The Utilities filed an application with the PUC on September 30, 2019 for an Advanced Distribution Management System (ADMS) as part of the second phase of their Grid Modernization Strategy implementation. The estimated cost for the implementation over five years of the Advanced Distribution Management System, which includes capital, deferred and O&M costs, is $46 million. However, on December 30, 2019, the PUC suspended the Utilities’ application for the Advanced Distribution Management System pending the Utilities’ filing of a supplemental application for the broad deployment of field devices. This Phase 2 field devices application will be filed at the end of first quarter of 2021, at which time the ADMS filing could be resumed and unsuspended.
The Utilities acquired spectrum licenses in the Federal Communications Commission Citizens Broadband Radio Service Auction which concluded in August. The licenses represent the first step in facilitating the development of a Private LTE (PLTE) communications network that provides another option for the growing demand of connectivity to all parts of the electric grid in order to better serve our customers, and facilitate Grid Modernization and our renewable goals. Use cases for an PLTE network include backhaul for advanced metering infrastructure, switches, monitoring devices, falling conductor protection systems, surveillance equipment, mobile radios, and supervisory control and data acquisition systems. With respect to the Grid Modernization strategy, PLTE provides optionality to ubiquitously connect devices that are in less densely congregated service areas and/or not accessible with existing telecommunications infrastructure.
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
By PUC order, CBRE Phase 2 commenced on April 9, 2020 with the goal to develop a robust CBRE market with competitive pricing anticipating that clean energy projects and programs, such as CBRE, can meaningfully contribute to the State’s recovery from the COVID-19 emergency. CBRE Phase 2 capacity is substantially larger than Phase 1 and allows up to 235 MW across all Hawaiian Electric service territories in two tranches. The capacities are allocated by island and allow for small (under 250 kW) and large system sizes to encourage a variety of system sizes. In addition to the first-come, first-served process offered in Phase 1, the majority of the 235 MW will be awarded to projects selected through a competitive process. To provide opportunities for low- to moderate-income (LMI) customers to participate in the program, separate project proposals may be submitted specifically targeting LMI customers.
Eight RFPs were required by order: one each for Oahu, Maui, Hawaii Island, Molokai, and Lanai, and LMI-specific RFPs for Oahu, Maui, and Hawaii Island. Draft RFPs for the three LMI RFPs and the RFPs for Molokai, and Lanai were filed on July 9, 2020, along with a revised tariff and associated contract models. LMI projects do not have a size cap nor do they decrease the 235 MW capacity available to other projects. In addition to its administrative role, the Utilities and their affiliates are eligible to participate in the solicitations, with the exception of the LMI-specific RFPs, where the PUC will only consider a utility self-build option if there are no successful competitive bids for an LMI project on one island or more. The Utilities will also have opportunities to earn based on shared savings mechanisms for specific solicitations. Comments were received during and after a Technical Conference hosted by the PUC on July 28, 2020. Proposed final drafts of the RFPs, tariff, and contracts were filed on September 8, 2020. Depending on the timing of PUC approval, the Utilities may issue these RFPs before the end of the year.
For Lanai, the Utilities proposed to combine the previously issued Variable Renewable Dispatchable Generation Paired with Energy Storage RFP and the CBRE RFP to optimize the benefits of procuring renewable energy, spurring development and increasing the likelihood of success of the CBRE Program on Lanai. As proposed, the Lanai CBRE RFP allows the Utilities to continue collaborating with the majority landowner, Pulama Lanai, who has designated a new larger predetermined site to facilitate expeditious development of a renewable energy project that meets the objectives of both RFPs, while reducing the cost of a project by leveraging economies of scale and coordinating interconnection to the grid.
Drafts of the remaining RFPs on Oahu, Maui, and Hawaii Island were filed on October 9, 2020. A technical conference was held on October 28, 2020 and proposed final drafts are due on December 1, 2020. Pending PUC approval, the Utilities anticipate issuing these RFPs during the first quarter of 2021.
For small CBRE projects less than 250 kW in size, the Utilities are planning to accept projects over a four-month period on a first-come, first served basis as soon as the PUC approves the Utilities’ final tariff and contracts, filed on September 8, 2020. The PUC reserved 30 MW as well as a small amount of unallocated capacity from Phase 1 for small projects in Phase 2 on Oahu, Maui and Hawaii Island. If applications exceed the program capacity for that island, then a reverse auction process called Competitive Credit Rate Procurement will be triggered to allocate project capacity and determine the credit rate. The Utilities have developed a CBRE Portal where customers can subscribe to a project once the Subscriber Organization has added their project to the portal.
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
Regulated returns. Actual and PUC-allowed returns, as of September 30, 2020, were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended September 30, 2020	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.10	7.18	6.58	8.44	8.84	7.76	9.25	9.14	8.53
PUC-allowed returns	7.57	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	(0.47)	(0.34)	(0.85)	(1.06)	(0.66)	(1.74)	(0.25)	(0.36)	(0.97)
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
Most recent rate proceedings.  As of September 30, 2020, the status of ongoing rate case for each utility was as follows:

Test year (dollars in millions)	Date	Amount	% over rates in effect	ROACE (%)	RORB (%)	Rate base	Common equity %	Stipulated agreement reached with Consumer Advocate
Hawaiian Electric
2020 [1]
Request	8/21/19	$77.6	4.1	10.50	7.97	$2,477	57.15	Yes
Final Decision and Order	10/22/20	0.0	0.0	9.50	7.37	NA	57.15
Hawaii Electric Light
2019 [2]
Request	12/14/18	$13.4	3.4	10.50	8.30	$537	56.91	Yes
Interim Decision and Order	11/13/19	0.0	0.0	9.50	7.52	534	56.83
Final Decision and Order	7/28/20	0.0	0.0	9.50	7.52	534	56.83
 Note:  The “Request” date reflects the application filing date for the rate proceeding. The date of “Interim Decision and Order” or “Final Decision and Order” reflects the issuance date of the PUC order.
1 A final D&O issued on October 22, 2020 ordered final rates for the 2020 test year to remain at current effective rates, which provides for no increase to base rates. Hawaiian Electric is required to file revised tariff sheets within fifteen days of this final D&O. The effective date of the final tariffs is subject to PUC approval.
2 A final D&O issued on July 28, 2020 ordered final rates for the 2019 test year to remain at current effective rates, such that there is a zero increase in rates. The proposed final tariffs and PIM tariffs took effect on November 1, 2020, and the ECRC tariff will take effect on January 1, 2021.
See also “Most recent rate proceedings” in Note 3 of the Condensed Consolidated Financial Statements.
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

New renewable PPAs.
•In December 2014, the PUC approved a PPA for Renewable As-Available Energy dated October 3, 2013 between Hawaiian Electric and Na Pua Makani Power Partners, LLC (NPM) for a proposed 24-MW wind farm on Oahu. In August 2020, the project was energized and commissioning of all wind turbines was completed. However, the project was paused due to a conductor deficiency. Reconductoring work is in progress and the Utilities are evaluating if further testing can continue.
NPM received its Incidental Take Permit from the Department of Fish and Wildlife Service on September 7, 2018. Keep the North Shore Country (KNSC) has appealed this decision and the case has been transferred to the Hawaii Supreme Court. On June 17, 2020, KNSC filed a Motion for Stay Upon Appeal. On August 10, 2020, KNSC’s Motion for Stay Upon Appeal was denied. KNSC and Kahuku Community Association (KCA) have also petitioned to appeal NPM’s Conditional Use Permits. On August 6, 2020, the Zoning Board of Appeals (ZBA) granted NPM’s Motions to Dismiss the Appeal Petitions of KNSC and KCA.
Life of the Land (LOL) filed a Motion for Relief to argue the PUC’s approval for NPM PPA was invalid and should be revised. Hawaiian Electric and the Consumer Advocate filed an opposition to this motion for relief. A hearing on the motion for relief was held on November 22, 2019. On April 16, 2020, the PUC issued an order denying LOL’s Motion for Relief. On April 27, 2020, LOL filed a Notice of Appeal of the PUC’s order with the Supreme Court of the State of Hawaii. The parties are presently briefing the matter before the Supreme Court, but the Court has yet to set a date for oral arguments.
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
Tariffed renewable resources.
•As of September 30, 2020, there were approximately 504MW, 108 MW and 122 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of September 30, 2020, an estimated 30% of single family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 19% of the Utilities’ total customers have solar systems.
•The Utilities began accepting energy from feed-in tariff projects in 2011. As of September 30, 2020, there were 40 MW, 2 MW and 5 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
Biofuel sources.
•In July 2018, the PUC approved Hawaiian Electric’s 3-year biodiesel supply contract with Pacific Biodiesel Technologies, LLC (PBT) to supply 2 million to 4 million gallons of biodiesel at Hawaiian Electric’s Schofield Generating Station and the Honolulu International Airport Emergency Power Facility (HIA Facility) and any other generating unit on Oahu, as necessary. The PBT contract became effective on November 1, 2018. Hawaiian Electric also has a spot buy contract with PBT to purchase additional quantities of biodiesel at or below the price of diesel. Some purchases of “at parity” biodiesel have been made under the spot purchase contract, which was extended through June 2022.
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
In December 2018, the Utilities executed a total of seven renewable generation PPAs utilizing photovoltaic technology paired with a battery storage system for a total of 262 MW, of which six PPAs were approved by the PUC in March 2019 and one PPA for Maui Electric was approved on October 5, 2020. In February 2019, Hawaiian Electric filed an additional PPA for a proposed 12.5 MW PV plus battery storage project, which was approved by the PUC on August 20, 2019. Summarized information for a total of 8 PPAs, including the one most recently approved for Maui Electric, is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	4	139.5	139.5/558	9/30/21 & 12/31/21	20 & 25	$30.9
Hawaii Electric Light	2	60	60/240	7/20/21 & 6/30/22	25	14.1
Maui Electric	2	75	75/300	7/20/21 & 6/30/22	25	17.6
Total	8	274.5	274.5/1,098			$62.6
In March 2019 and August 2019, the Utilities received PUC approval to recover the total projected annual payment of $57.8 million for 7 PPAs through the PPAC to the extent such costs are not included in base rates. The remaining $4.8 million of total projected annual payments for the remaining PPA was approved on October 5, 2020.
•In continuation of its February 2018 request for proposal process, the Utilities issued its Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. This procurement plan sought approximately 900 MW of renewable energy, including 594 MW on Oahu, 135 MW on Maui and a range between 32 to 203 MW on Hawaii Island. This second phase, as approved by the PUC, was open to all renewable and storage resources, including efforts to add more renewable generation, renewable plus storage, standalone storage and grid services. The scope of these RFPs has been expanded to accelerate renewable energy procurement beyond the remainder of the 2022 targets identified in Stage 1 to include the energy requirement associated with the planned retirement of the Kahului Power Plant on Maui and the upcoming expiration of the agreement for the AES Hawaii facility on Oahu. For the Grid Services RFP, the targets had been expanded in alignment with the Renewable RFPs Utility proposals were submitted on November 4, 2019. Proposals from third parties for these RFPs were submitted on November 5, 2019. Final awards for the renewable projects were made on May 8, 2020. Final awards for the grid services projects were made starting in January 2020. On Oahu, seven solar-plus-storage projects and one standalone storage project totaling approximately 281 MW of generation and 1.8 GWh of storage advanced were selected. On Maui Island, three solar-plus-storage projects and one standalone storage project totaling approximately 100 MW of generation and 560 MWh of storage were selected. On Hawaii Island, two solar-plus-storage projects and one standalone storage project totaling approximately 72 MW of generation and 492 MWh of storage were selected. Two Utility Self-Build projects were among those selected; a 40-MW, 160-MWh standalone energy storage system on Maui and a 12-MW, 12-MWh storage system on Hawaii Island. Since selection, four renewable plus storage projects have voluntarily withdrawn from the process from the process for various reasons, including change in circumstances for the developer and a misunderstanding of contract requirements. To date, the Utilities have filed 8 PPAs, 2 grid services purchase agreements (GSPA) and 2 applications for commitments of funds for capital expenditures for approval of the utility self-build projects with the PUC. Contract negotiations continue for the remaining projects.
A summary of the 8 PPAs that were filed with the PUC, is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	5	232	232/1,055	5/31/2022, 5/17/2023, 10/30/2023, 12/29/2023 & 12/31/2023	20 & 25	$62.0
Hawaiian Electric	1	N/A	185/565	06/01/2022	20	24.0
Maui Electric	2	60	60/240	4/30/2023 & 12/29/2023	25	16.7
Total	8	292	477/1,860			$102.7

A summary of the GSPAs that were filed with the PUC is as follows:

Utilities	Fast Frequency Response - 1 (MW)	Fast Frequency Response - 2 (MW)	Capacity - Load Build (MW)	Capacity - Load Reduction (MW)
Hawaiian Electric	—	26.7	14.5	19.4
Hawaii Electric Light	6.0	—	3.2	4.0
Maui Electric	6.1	—	1.9	4.7
Total	12.1	26.7	19.6	28.1

A summary of the utility self-build projects that were filed with the PUC is as follows:

Utilities	Number of contracts	BESS Size (MW/MWh)	Guaranteed commercial operation dates
Hawaii Electric Light	1	12/12	12/30/2022
Maui Electric	1	40/160	4/28/2023
Total	2	52/172

•On November 27, 2019, the Utilities issued RFPs for renewable generation paired with energy storage on the islands of Lanai and Molokai. Projects may come online as early as 2023. The Utilities are seeking PV paired with storage or small wind (specified as 100 kW turbines or smaller) on Molokai and PV paired with storage on Lanai. Proposals for the Molokai RFP were received on February 14, 2020. The Lanai RFP was temporarily postponed, while the Utilities reevaluated the system needs. The Utilities filed an update to the Lanai RFP on March 10, 2020. In light of a PUC order issued on April 9, 2020 in the CBRE docket, the Utilities proposed in their July 9, 2020 filing to combine the previously issued Lanai RFP with the CBRE RFP described in the order to optimize the benefits of procuring renewable energy, spurring development and increasing the likelihood of success of the CBRE program on Lanai. On October 15, 2020, the Utilities selected one project from the Molokai RFP for a total of 4.5 MW of solar and 24 MWh of storage. The developer, however, declined to accept the award. The Utilities are currently evaluating next steps.
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
Army privatization. On October 30, 2020, the PUC approved Hawaiian Electric’s 50-year contract with the U.S. Army to own, operate and maintain the electric distribution system serving the U.S. Army’s 12 installations on Oahu, including Schofield Barracks, Wheeler Army Airfield, Tripler Army Medical Center, Fort Shafter, and Army housing areas. Hawaiian Electric will acquire the Army’s existing distribution system for a purchase price of $16.3 million and will pay the Army in the form of a monthly credit against the monthly utility services charge over the 50-year term of the contract.
Hawaiian Electric will take ownership and all responsibilities for operation and maintenance of the system in late 2021 for a 50-year term after a one-year transition period. Under the contract, Hawaiian Electric will make initial capital upgrades over the first six years of the contract and replacements of aging infrastructure over the 50-year term. In addition to its regular monthly electricity bill, the Army will pay Hawaiian Electric a monthly utility services charge to cover operations and maintenance expenses and provide recovery for capital upgrades, capital replacements, and the existing distribution system based on a rate of return determined by the PUC for regulated utility investments, as well as depreciation expense. A preliminary assessment estimated the capital needs of approximately $40 million in the first six years of the contract. The PUC requires Hawaiian Electric to file regular periodic reports on the activities and investments in fulfillment of the contract and will review the major projects planned on behalf of the Army. The annual impact on Hawaiian Electric’s earnings is not expected to be material and will depend on a number of factors, including the amount and timing of capital upgrades and capital replacement.
FINANCIAL CONDITION
Liquidity and capital resources. In response to the COVID-19 pandemic, many countries, states, and cities have imposed strict social distancing measures that have had a significant impact on global economic activity. As a result, the capital markets, including the commercial paper markets, have experienced high levels of volatility, and in some cases, disruption. However, in March 2020, the Commercial Paper Funding Facility was announced by the Federal Reserve Board, and the program was launched in April 2020. As a result, commercial paper rates began to decrease and returned to levels that existed before the start of the COVID-19 pandemic. As a result, there was a significant increase in liquidity in the commercial paper market as many companies found other sources of liquidity; however, Hawaiian Electric has not needed to access the commercial paper market since closing on its private placement transaction in May 2020 (see Note 5 of Condensed Consolidated Financial Statements). As of September 30, 2020, there were no amounts outstanding on Hawaiian Electric’s revolving credit facilities.
To preserve and enhance the Utilities’ liquidity position, given the significant and ongoing uncertainty regarding the potential scale and duration of the COVID-19 pandemic, the Utilities have taken a number of steps. First, on April 20, 2020, Hawaiian Electric added an incremental $75 million in committed revolving credit capacity with a 364-day revolving credit facility (see Note 5 of the Condensed Consolidated Financial Statements). The Utilities also issued $160 million of notes through a private placement of taxable debt in May 2020, the proceeds of which were used to finance capital expenditures, repay short-term debt used to finance or refinance capital expenditures and/or reimburse funds for payment of capital expenditures. Secondly, $50 million of an existing 364-day term loan was refinanced with a new $50 million term loan maturing in April 2021. In addition, the Utilities executed a $115 million private placement of taxable debt on October 29, 2020, to finance their capital expenditures and/or to reimburse funds used for the payment of capital expenditures. The private placement has a delayed draw feature, which allows the Utilities to draw the funds at any time on or before January 15, 2021. As of September 30, 2020, the total amount of available borrowing capacity under the Utilities’ committed lines of credit was $275 million. The Utilities had $14 million of long-term debt that was paid off when it matured on July 1, 2020.
In addition to the foregoing financing transactions, in order to further enhance the Utilities’ liquidity position, the Utilities are deferring, pursuant to section 2302 of the CARES Act, the payment of the applicable employer portion of Old-Age, Survivors and Disability Insurance payroll tax deposits that are due in 2020, but arose subsequent to the enactment of the CARES Act, which is estimated to be approximately $10 million. Fifty percent of the deferred payroll taxes will be paid in each of December 2021 and December 2022. Starting in the second quarter of 2020, the Utilities also deferred approximately $5.7 million per month in planned monthly pension contributions to further strengthen is liquidity position. These deferred contributions were paid in September 2020. If further liquidity is necessary, the Utilities could also reduce the pace of capital spending related to non-essential projects.
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
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	September 30, 2020		December 31, 2019
Short-term borrowings	$50	1%	$89	2%
Long-term debt, net	1,561	42	1,498	41
Preferred stock	34	1	34	1
Common stock equity	2,093	56	2,047	56
	$3,738	100%	$3,668	100%

Information about Hawaiian Electric’s commercial paper borrowings, borrowings from HEI and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Nine months ended September 30, 2020	September 30, 2020	December 31, 2019
Short-term borrowings [1]
Commercial paper	$24	$—	$39
Borrowings from HEI	—	—	—
Line of credit draws	21	—	—
Undrawn capacity under line of credit facilities	—	275	200

1   The maximum amount of external short-term borrowings by Hawaiian Electric during the first nine months of 2020 was approximately $210 million. As of September 30, 2020, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of $26.5 million and $2 million, respectively, which intercompany borrowings are eliminated in consolidation. In addition to the short-term borrowings above, on May 19, 2020, Hawaiian Electric paid off and terminated the $100 million term loan facility dated as of December 23, 2019 and entered into a 364-day, $50 million term loan facility as of May 19, 2020. Hawaiian Electric drew the full $50 million on May 19, 2020.
Hawaiian Electric has a $200 million line of credit facility and a $75 million 364-day revolving credit facility with no amounts outstanding at September 30, 2020. See Note 5 of the Condensed Consolidated Financial Statements.
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
On May 24, 2019, the PUC approved the Utilities’ request to issue SPRBs in the amounts of up to $70 million, $2.5 million and $7.5 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, prior to June 30, 2020, to finance the Utilities’ capital improvement programs. Pursuant to this approval, on October 10, 2019, the DBF issued, at par, Series 2019 SPRBs in the aggregate principal amount of $80 million with a maturity of October 1, 2049. As of September 30, 2020, Hawaiian Electric had $20 million of undrawn funds remaining with the trustee. Hawaii Electric Light and Maui Electric had no undrawn funds as of September 30, 2020.
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

On September 30, 2020, the Utilities received PUC approval to issue, prior to December 31, 2021, $115 million of unsecured senior notes bearing taxable interest (Hawaiian Electric up to $60 million, Hawaii Electric Light up to $30 million and Maui Electric up to $25 million) to finance capital expenditures, repay long-term and/or short term debt used to finance or refinance capital expenditures, and/or to reimburse funds used for payment of capital expenditures.
Pursuant to this approval, on October 29, 2020, the Utilities executed through a private placement, $115 million of unsecured senior notes bearing taxable interest ($60 million for Hawaiian Electric, $30 million for Hawaii Electric Light and $25 million for Maui Electric) to finance their capital expenditures and/or to reimburse funds used for the payment of capital expenditures. The private placement has a delayed draw feature, which allows the Utilities to draw the funds at any time on or before January 15, 2021. See Note 5 of the Condensed Consolidated Financial Statements.
As of October 29, 2020, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $135 million, $85 million, and $45 million, respectively, of remaining taxable debt to issue prior to December 31, 2022. See summary table below.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of taxable debt authorized through 2022	$410	$150	$130
Less:
Taxable debt authorized and issued in 2018 under April 2018 Approval	75	15	10
Taxable debt issuance to refinance the 2004 QUIDS in 2019	30	10	10
Taxable debt issuance in May 2020	110	10	40
Taxable debt executed in October 2020, but to be issued on or before January 15, 2021	60	30	25
Remaining authorized amounts	$135	$85	$45

Equity. In October 2018, the Utilities received PUC approval for the supplemental increase to issue and sell additional common stock in the amounts of up to $280 million for Hawaiian Electric and up to $100 million each for Hawaii Electric Light and Maui Electric, with the new total “up to” amounts of $430 million for Hawaiian Electric and $110 million each for Hawaii Electric Light and Maui Electric, and to extend the period authorized by the PUC to issue and sell common stock from December 31, 2021 to December 31, 2022. As of September 30, 2020, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $309.8 million, $110 million, and $98.8, respectively, of remaining common stock to issue prior to December 31, 2022. See summary table below.

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

Cash flows. The following table reflects the changes in cash flows for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019:

	Nine months ended September 30
(in thousands)	2020	2019	Change
Net cash provided by operating activities	$244,955	$282,618	$(37,663)
Net cash used in investing activities	(260,187)	(295,145)	34,958
Net cash provided by financing activities	23,596	9,157	14,439

Net cash provided by operating activities. The decrease in net cash provided by operating activities was primarily driven by lower cash from a decrease in accounts payable due to timing, and lower cash receipts from customers due to lower customer bills as a result of lower fuel oil prices.
Net cash used in investing activities. The decrease in net cash used in investing activities was primarily driven by a decrease in capital expenditures related to construction activities.
Net cash provided by financing activities. The increase in net cash provided by financing activities was primarily driven by higher net cash proceeds from long-term borrowings.

Forecast capital expenditures. The Utilities continuously monitor the impact of COVID-19, and for the three-year period 2021 through 2023, the Utilities forecast up to $1.3 billion of net capital expenditures, which could change over time based upon external factors such as the timing and scope of environmental regulations, unforeseen delays in permitting and timing of PUC decisions. Proceeds from the issuance of equity and long-term debt, cash flows from operating activities, temporary increases in short-term borrowings and existing cash and cash equivalents are expected to provide the funds needed for the net capital expenditures, to pay down commercial paper or other short-term borrowings, as well as to fund any unanticipated expenditures not included in the 2020 to 2022 forecast (such as increases in the costs or acceleration of capital projects, or unanticipated capital expenditures that may be required by new environmental laws and regulations).
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

Bank
Recent Developments—COVID-19
See also Recent developments—COVID-19 in HEI’s MD&A.
ASB continues to be impacted by the economic slowdown caused by COVID-19, including significant disruption to the global financial markets and impacts to the capital markets, which has resulted in lower interest rates across the curve. The bank’s net interest margin of 3.12% for the quarter ended September 30, 2020 was 9 basis points lower than the net interest margin for the prior quarter and 70 basis points lower than the net interest margin for the same period last year. The lower interest rate environment will continue to have a negative impact on ASB’s net interest income and net interest margin in future quarters and could have an impact on the inputs and assumptions used in significant accounting estimates, such as assessing goodwill and long-lived assets for impairment. ASB’s funding of short-term loans at a fixed rate of 1% under the Paycheck Protection Program (PPP) had reduced net interest margin modestly, but the income impact was partially offset by the receipt of processing fees under the program.
The state and local responses to the COVID-19 pandemic included a statewide stay-at-home order and a mandatory 14-day self-quarantine for any person traveling to Hawaii, which had a severe adverse economic impact to businesses and residents. Although many businesses have begun to reopen on a modified basis in compliance with applicable government orders, the mandatory 14-day self-quarantine order for travelers that have not provided a negative pre-arrival COVID-19 test result will continue to impact the tourism industry and the unemployment rate in the state of Hawaii.
ASB’s provision for credit losses increased due to forecasted credit deterioration as a result of the COVID-19 pandemic. For the three months ended September 30, 2020, the provision for credit losses was $14.0 million, compared to $3.3 million for the three months ended September 30, 2019. In response to COVID-19, ASB made short-term loan modifications to borrowers who were generally payment current at the time of relief. As of the end of September 2020, short-term loan modifications were made to approximately 3% of the total loans outstanding. These loans were not classified as past due or as a TDR under various provisions of the regulatory framework, as further described below.
In addition to lower net interest income and higher provision for credit losses, ASB collected lower fee income as certain fees were waived during the quarter to accommodate the hardships facing its customers. Through September 2020, ASB also had higher direct and incremental operating expenses related to COVID-19 as the Bank had purchased additional safety protection equipment to ensure its employees were protected and cleaning supplies to sanitize its facilities. The bank also provided additional compensation to frontline employees that serviced customers in the open branches and accrued expenses to purchase excess paid leave that employees will not be able to use during the remainder of 2020. ASB did realize lower expenses in other areas such as marketing, travel, business development and entertainment due to the bank delaying or reducing marketing efforts while focusing on the PPP loan program and there were restrictions on travel and dining at restaurants as result of the COVID-19 pandemic. Through September 30, 2020, the higher operating expenses, which were considered direct and incremental COVID-19 related costs, were approximately $4.5 million. For the balance of the year, ASB expects that direct and incremental COVID-19 related operating expenses will moderate from the levels experienced in the first half of 2020.
In April 2020, ASB had temporarily closed 15 of its 49 branches and reduced banking hours at the branches that remained open in an effort to reduce social gathering and protect employees and customers. The bank has reopened five of the branches that were temporarily closed and permanently closed six branches. Further branch closures may occur if the negative impacts of COVID-19 accelerate. The reduction in ASB’s branch network should not have a significant impact to the bank’s customers as there are other branches nearby and other channels such as online and mobile banking.
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
ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

	Three months ended September 30		Increase
(in millions)	2020	2019	(decrease)	Primary reason(s)
Interest income	$60	$67	$(7)
The decrease in interest income was primarily the result of lower earning asset yields partly offset by an increase in the balances of the loan and investment portfolios. ASB’s average loan portfolio balance for the three months ended September 30, 2020 increased by $383 million compared to the same period in 2019 due to increases in the average commercial and commercial real estate loan portfolio balances of $424 million and $80 million, respectively. Included in the commercial loan portfolio growth were the PPP loans with an average balance of $358 million. The consumer and residential loan portfolio average balances decreased by $71 million and $39 million, respectively. The decrease in the consumer loan portfolio average balance was due to ASB’s decision to reduce its production of personal unsecured loans in the current economic environment. The decrease in the residential loan portfolio average balance was due to ASB’s decision to sell its low interest rate saleable loan production. The yield on the loan portfolio was 82 basis points lower than the yield on the loan portfolio in the prior year. The decrease was primarily due to the declining interest rate environment which started in the second half of 2019 and has continued this year. ASB’s average investment securities portfolio balance for the three months ended September 30, 2020 increased by $225 million compared to the same period in 2019 as ASB purchased investment securities with excess liquidity. The yield on the investment securities portfolio decreased by 40 basis points due to the lower interest rate environment. The average balance of interest-earning deposits increased by $243 million for the three months ended September 30, 2020 compared to the same period in 2019 as cash balances grew due to deposit growth, which outpaced loan growth.

Noninterest income	19	16	3
Noninterest income increased for the three months ended September 30, 2020 compared to noninterest income for the three months ended September 30, 2019 primarily due to an increase in mortgage banking income, partly offset by lower fee income from other financial services and deposit liabilities. The increase in mortgage banking income was due to the increase in residential mortgage loan sales in the secondary market as a result of higher loan production volumes. The lower fee income from other financial services and deposit liabilities was due to ASB’s decision to partially waive overdraft and other deposit account fees to accommodate the hardships customers are experiencing during the COVID-19 pandemic.

Less: gain on sale of investment securities, net	—	—	—	Gain on sale of investment securities, net, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 4, is classified as gain on sale of investment securities, net in the condensed consolidated statements of income, and accordingly, is reflected below following operating income as a separate line item and excluded from Revenues.
Revenues	79	83	(4)	The decrease in revenues for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to lower interest income, partly offset by higher noninterest income.
Interest expense	2	5	(3)
The decrease in interest expense for the three months ended September 30, 2020 compared to the same period in 2019 was due to a decrease in term certificate balances and lower yields on costing liabilities. Average deposit balances for the three months ended September 30, 2020 increased by $826 million compared to the same period in 2019 due to an increase in core deposits of $1.1 billion, partly offset by a decrease in average term certificate balances of $225 million. Average cost of deposits for the three months ended September 30, 2020 was 13 basis points, or 15 basis points lower than the cost of deposits for the same period in 2019. Average other borrowings for the three months ended September 30, 2020 was $19 million lower compared to the same period in 2019 and the rate was 120 basis points lower. The interest-bearing liability rate for the three months ended September 30, 2020 of 20 basis points decreased 23 basis points compared to the same period in 2019.

	Three months ended September 30		Increase
(in millions)	2020	2019	(decrease)	Primary reason(s)
Provision for credit losses	14	3	11
The provision for credit losses increased for the three months ended September 30, 2020 compared to the provision for loan losses for the three months ended September 30, 2019. The provision for credit losses for 2020 was primarily for increased reserves in the commercial, commercial real estate and consumer loan portfolios for expected credit deterioration due to the COVID-19 pandemic of $12.3 million and additional loss reserves to cover net charge-offs, partly offset by lower loss reserves for the consumer unsecured loan portfolio due to lower portfolio balances and loss rates. The provision for credit losses for 2019 was primarily for additional loan loss reserves for the consumer loan portfolio and growth in the loan portfolio, partly offset by the release of commercial and commercial real estate loan loss reserves due to a loan payoff and upgrades in those portfolios, and the release of loan loss reserves resulting from improving credit trends throughout the loan portfolio. Delinquency rates have decreased from 0.41% at September 30, 2019 to 0.31% at September 30, 2020, which exclude loans that were modified due to COVID-19. These loans were generally payment current at the time of the modification and qualify to not be treated as past due or as a TDR under relevant regulatory relief. The annualized net charge-off ratio for the three months ended September 30, 2020 was 0.32% compared to an annualized net charge-off ratio of 0.69% for the same period in 2019. The annualized net charge-off for 2019 was impacted by the partial charge-off of a commercial credit.

Noninterest expense	47	46	1
Noninterest expense for the three months ended September 30, 2020 increased compared to the same period in 2019. The increase in expenses were due to higher compensation and benefit expenses and additional expenses related to the COVID-19 pandemic of approximately $0.7 million[1]. See Recent Developments-COVID-19 for a discussion of the additional expenses incurred due to the COVID-19 pandemic.

Expenses	63	54	9
The increase in expenses for the three months ended September 30, 2020 compared to the same period in 2019 was due to higher provision for loan losses and higher noninterest expenses, partly offset by lower interest expense.

Operating income	16	28	(12)
The decrease in operating income for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to lower interest income and higher provision for credit losses, partly offset by higher noninterest income and lower interest expense.

Gain on sale of investment securities, net	—	1	(1)	Prior year gain on sale of investment securities
Net income	12	23	(11)	The decrease in net income for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to lower operating income, partly offset by lower income tax expense.

1 Higher operating expenses, which were considered direct and incremental COVID-19 related costs, included approximately $0.1 million of incremental compensation expense and $0.5 million of enhanced cleaning and sanitation costs.

	Nine months ended September 30		Increase
(in millions)	2020	2019	(decrease)	Primary reason(s)
Interest income	$184	$202	$(18)
The decrease in interest income was primarily the result of a decrease in yield on earning assets, partly offset by higher loan portfolio balances. ASB’s average loan portfolio balance for the nine months ended September 30, 2020 increased by $382 million compared to the same period in 2019 due to increases in the average commercial, commercial real estate and home equity line of credit loan portfolio balances of $305 million, $74 million and $54 million, respectively. Included in the commercial loan portfolio growth were the PPP loans with an average balance of $209 million. The average consumer loan portfolio balance decreased by $43 million due to ASB’s decision to reduce its production of personal unsecured loans in the current economic environment. The yield on loans was impacted by the declining interest rate environment which started during the last half of 2019 and has continued this year, resulting in a decrease in yields from the total loan portfolio of 70 basis points. The average investment portfolio balance for the nine months ended September 30, 2020 increased slightly compared to the same period in 2019 and the portfolio yield for September 30, 2020 was 26 basis points lower than the investment portfolio yield in the prior year. The average interest-earning deposit balance for the nine months ended September 30, 2020 increased by $163 million compared to the same period in 2019 as cash balances grew due to deposit growth, which outpaced loan growth.

	Nine months ended September 30		Increase
(in millions)	2020	2019	(decrease)	Primary reason(s)
Noninterest income	58	46	12
The increase in noninterest income for the nine months ended September 30, 2020 compared to noninterest income for the nine months ended September 30, 2019 was primarily due to gains on sales of investment securities and higher mortgage banking income, partly offset by lower fee income from financial services and deposit liabilities and lower bank owned life insurance income. In 2020, ASB sold all of its Visa Class B restricted shares and $160 million of investment securities portfolio for a pretax gain of $9.3 million. The sale of the investment securities reduced yield volatility and credit risk within the investment portfolio. The higher mortgage banking income in 2020 was due to an increase in residential mortgage loans sold in the secondary market as a result of higher loan production volumes. The lower fee income from financial services and deposit liabilities was due to ASB’s decision to waive overdraft and other deposit account fees to accommodate the hardships customers are experiencing during the COVID-19 pandemic. 2019 bank owned life insurance income included higher policy payouts.

Less: gain on sale of investment securities, net	(9)	—	(9)	Gain on sale of investment securities, net, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 4, is classified as gain on sale of investment securities, net in the condensed consolidated statements of income, and accordingly, is reflected below following operating income as a separate line item and excluded from Revenues.
Revenues	233	248	(15)	The decrease in revenues for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to lower interest income, partly offset by higher noninterest income.
Interest expense	9	14	(5)
The decrease in interest expense for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to lower term certificate balances and costing liability yields. Average deposit balances for the nine months ended September 30, 2020 increased by $529 million compared to the same period in 2019 due to an increase in core deposits of $650 million, partly offset by a decrease in average term certificate balances of $121 million. Average cost of deposits for the nine months ended September 30, 2020 was 18 basis points, or 10 basis points lower than the cost of deposits for the same period in 2019. Average other borrowings for the nine months ended September 30, 2020 decreased by $11 million compared to the same period in 2019 due to a decrease in FHLB advances of $17 million, partly offset by an increase in repurchase agreements and federal funds purchased of $6 million. The interest-bearing liability rate for the nine months ended September 30, 2020 of 27 basis points decreased by 16 basis points compared to the same period in 2019.

Provision for credit losses	40	18	22
The provision for credit losses increased for the nine months ended September 30, 2020 compared to the provision for credit losses for the nine months ended September 30, 2019. The provision for credit losses for 2020 was primarily due to additional loss reserves for the commercial, commercial real estate and the consumer loan portfolios for expected credit deterioration due to the COVID-19 pandemic and additional loss reserves for the consumer loan portfolio. The provision for credit losses for 2019 was primarily due to additional loss reserves for the consumer loan portfolio, increased reserves for an impaired commercial loan and a commercial real estate loan that was downgraded to substandard. Delinquency rates have decreased from 0.41% at September 30, 2019 to 0.31% at September 30, 2020, which exclude loans that were modified due to COVID-19. These loans were generally payment current at the time of the modification and qualify to not be treated as past due or as a TDR under relevant regulatory relief. The annualized net charge-off ratio for the nine months ended September 30, 2020 was 0.41% compared to an annualized net charge-off ratio of 0.46% for the same period in 2019.

Noninterest expense	142	139	3
Noninterest expense for the nine months ended September 30, 2020 was increased slightly compared to the same period in 2019. Higher expenses[1] related to the COVID-19 pandemic, of approximately $4.5 million, were partly offset by lower marketing expenses. See Recent Developments-COVID-19 for a discussion of the additional expenses incurred due to the COVID-19 pandemic.

Expenses	191	171	20
The increase in expenses for the nine months ended September 30, 2020 compared to the same period in 2019 was due to higher provision for credit losses and higher noninterest expenses, partly offset by lower interest expense.

Operating income	42	76	(34)
The decrease in operating income for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to lower interest income, higher provision for credit losses and higher noninterest expenses, partly offset by lower interest expense and higher noninterest income.

Gain on sale of investment securities, net	9	—	9	Increase was due to the sale of ASB’s Visa Class B restricted shares and other investment securities.
Net income	42	61	(19)
Net income for the nine months ended September 30, 2020 was lower than the same period in 2019 due to lower operating income, partly offset by gain on sale of investment securities, net and lower income tax expenses.

1 Higher operating expenses, which were considered direct and incremental COVID-19 related costs, included approximately $2.4 million of incremental compensation expense and $1.7 million of enhanced cleaning and sanitation costs.

ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended September 30		Nine months ended September 30
(%)	2020	2019	2020	2019
Return on average assets	0.61	1.29	0.73	1.14
Return on average equity	6.75	13.75	7.95	12.44
Net interest margin	3.12	3.82	3.34	3.87

	Three months ended September 30
	2020			2019
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$252,738	$64	0.10	$9,764	$55	2.20
FHLB stock	9,891	83	3.31	10,029	91	3.63
Investment securities
Taxable	1,598,389	6,922	1.73	1,372,821	7,175	2.09
Non-taxable	27,917	193	2.70	28,341	352	4.86
Total investment securities	1,626,306	7,115	1.75	1,401,162	7,527	2.15
Loans
Residential 1-4 family	2,158,258	21,085	3.91	2,196,926	22,550	4.11
Commercial real estate	947,337	8,207	3.41	867,164	10,107	4.58
Home equity line of credit	1,052,607	8,201	3.10	1,064,020	9,961	3.71
Residential land	13,574	187	5.51	14,341	202	5.64
Commercial	1,055,190	8,119	3.06	630,739	7,314	4.58
Consumer	202,844	6,642	13.03	273,629	9,149	13.26
Total loans [1,2]	5,429,810	52,441	3.84	5,046,819	59,283	4.66
Total interest-earning assets [3]	7,318,745	59,703	3.25	6,467,774	66,956	4.11
Allowance for credit losses	(81,055)			(58,441)
Noninterest-earning assets	764,504			707,733
Total assets	$8,002,194			$7,117,066
Liabilities and shareholder’s equity:
Savings	$2,715,445	$424	0.06	$2,338,580	$504	0.09
Interest-bearing checking	1,130,053	92	0.03	1,041,485	388	0.15
Money market	165,330	86	0.21	141,664	229	0.64
Time certificates	596,601	1,685	1.12	821,711	3,263	1.58
Total interest-bearing deposits	4,607,429	2,287	0.20	4,343,440	4,384	0.40
Advances from Federal Home Loan Bank	30,283	27	0.36	39,880	233	2.32
Securities sold under agreements to repurchase and federal funds purchased	65,988	34	0.20	75,814	189	0.99
Total interest-bearing liabilities	4,703,700	2,348	0.20	4,459,134	4,806	0.43
Noninterest bearing liabilities:
Deposits	2,421,842			1,860,080
Other	156,687			131,832
Shareholder’s equity	719,965			666,020
Total liabilities and shareholder’s equity	$8,002,194			$7,117,066
Net interest income		$57,355			$62,150
Net interest margin (%) [4]			3.12			3.82

	Nine months ended September 30
	2020			2019
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$173,151	$216	0.16	$9,776	$172	2.32
FHLB stock	9,639	236	3.27	10,052	276	3.67
Investment securities
Taxable	1,444,895	21,919	2.02	1,444,810	24,490	2.26
Non-taxable	28,463	719	3.32	27,476	1,043	5.00
Total investment securities	1,473,358	22,638	2.05	1,472,286	25,533	2.31
Loans
Residential 1-4 family	2,170,785	64,642	3.97	2,178,214	67,280	4.12
Commercial real estate	927,901	26,014	3.70	854,252	30,393	4.71
Home equity line of credit	1,080,914	25,894	3.20	1,026,440	29,295	3.82
Residential land	13,650	568	5.55	13,658	557	5.44
Commercial	914,431	22,535	3.28	609,732	21,196	4.63
Consumer	228,280	21,917	12.82	271,600	27,058	13.32
Total loans [1,2]	5,335,961	161,570	4.03	4,953,896	175,779	4.73
Total interest-earning assets [3]	6,992,109	184,660	3.52	6,446,010	201,760	4.17
Allowance for credit losses	(77,891)			(55,210)
Noninterest-earning assets	756,882			691,148
Total assets	$7,671,100			$7,081,948
Liabilities and shareholder’s equity:
Savings	$2,554,376	$1,583	0.08	$2,335,613	$1,392	0.08
Interest-bearing checking	1,091,944	415	0.05	1,041,420	918	0.12
Money market	157,689	425	0.36	146,247	725	0.66
Time certificates	702,030	6,522	1.24	822,483	9,888	1.61
Total interest-bearing deposits	4,506,039	8,945	0.26	4,345,763	12,923	0.40
Advances from Federal Home Loan Bank	25,918	138	0.71	42,601	808	2.54
Securities sold under agreements to repurchase and federal funds purchased	83,148	311	0.50	77,417	553	0.95
Total interest-bearing liabilities	4,615,105	9,394	0.27	4,465,781	14,284	0.43
Noninterest bearing liabilities:
Deposits	2,204,221			1,835,214
Other	148,547			129,642
Shareholder’s equity	703,227			651,311
Total liabilities and shareholder’s equity	$7,671,100			$7,081,948
Net interest income		$175,266			$187.476
Net interest margin (%) [4]			3.34			3.87

1        Includes loans held for sale, at lower of cost or fair value.
2        Includes recognition of net deferred loan fees of $1.5 million and nil for the three months ended September 30, 2020 and 2019 and $2.1 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.
3        For the three and nine months ended September 30, 2020 and 2019, the taxable-equivalent basis adjustments made to the table above were not material.
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

	September 30, 2020	December 31, 2019
Outstanding balance of home equity loans (in thousands)	$1,028,011	$1,092,125
Percent of portfolio in first lien position	56.3%	53.7%
Annualized net charge-off (recoveries) ratio	(0.01%)	0.01%
Delinquency ratio	0.29%	0.27%

			End of draw period – interest only			Current amortizing
September 30, 2020	Total	Interest only	2020-2021	2022-2024	Thereafter
Outstanding balance (in thousands)	$1,028,011	$782,835	$26,251	$98,202	$658,382	$245,176
% of total	100%	76%	2%	10%	64%	24%
The HELOC portfolio makes up 19% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable-rate term loan with a 20-year amortization period. This product type comprises 78% of the total HELOC portfolio and is the current product offering. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed-rate loan with level principal and interest payments. As of September 30, 2020, approximately 21% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option.
Loan portfolio risk elements.  See Note 4 of the Condensed Consolidated Financial Statements.
Investment securities.  ASB’s investment portfolio was comprised as follows:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$63,588	3%	$117,787	9%
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,759,406	94	1,165,836	85
Corporate bonds	31,337	2	60,057	4
Mortgage revenue bonds	27,185	1	28,597	2
Total investment securities	$1,881,516	100%	$1,372,277	100%
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
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. While deposits have increased by $766 million year-to-date, in part due to PPP loan proceeds and consumer economic impact payments from the CARES Act stimulus program, deposit retention and sustained growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Des Moines, securities sold under agreements to repurchase and federal funds purchased continue to be additional sources of funds. As of September 30, 2020 and December 31,

2019, ASB’s costing liabilities consisted of 98% deposits and 2% other borrowings. The weighted average cost of deposits for the first nine months of 2020 and 2019 was 0.18% and 0.28%, respectively.
Federal Home Loan Bank of Des Moines. As of September 30, 2020 ASB had advances outstanding at the FHLB of Des Moines of $56 million compared to nil as of December 31, 2019. As of September 30, 2020, the unused borrowing capacity with the FHLB of Des Moines was $2.0 billion. The FHLB of Des Moines continues to be an important source of liquidity for ASB.
In February 2020, the FHLB of Des Moines notified its members that certain assets, which included high-quality home equity lines of credit that were priced off a variable index with a fixed rate option, would no longer qualify as collateral for FHLB Advances. In March 2020, the FHLB of Des Moines provisionally accepted the previously disqualified assets as collateral while they assessed the eligibility of those assets. In July 2020, the FHLB of Des Moines announced the conclusion of their review of home equity lines of credit eligibility and effective October 1, 2020, the FHLB of Des Moines will no longer accept the fixed rate portion of any home equity lines of credit. In addition, on June 12, 2020, the FHLB of Des Moines announced an update to their Loan to Value (LTV), a system-wide percentage applied to eligible pledged collateral to determine borrowing capacity, to reflect ongoing risks in the market due to COVID-19.
Effective July 13, 2020, the LTV was lowered, which reduced ASB’s collateral value of the existing pledged loans and the borrowing capacity by $100 million. To increase the borrowing capacity at the FHLB of Des Moines, ASB pledged commercial real estate loans, which increased the borrowing capacity by $200 million.
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
As of September 30, 2020, ASB had an unrealized gain, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $22.2 million compared to an unrealized gain, net of taxes, of $2.5 million as of December 31, 2019. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first nine months of 2020, ASB recorded a provision for credit losses related to the allowance for credit losses of $35.2 million primarily due to increased reserves for the commercial, commercial real estate and consumer loan portfolios for expected credit deterioration due to the COVID-19 pandemic and additional loss reserves for the consumer loan portfolio. During the first nine months of 2019, ASB recorded a provision for credit losses of $17.9 million primarily due to increased loss reserves for the consumer loan portfolio and additional reserves for an impaired commercial loan and a commercial real estate loan that was downgraded.

	Nine months ended September 30		Year ended December 31, 2019
(in thousands)	2020	2019
Allowance for credit losses, prior to adoption of ASU No. 2016-13	$53,355	$52,119	$52,119
Impact of adopting ASU No. 2016-13	19,441	—	—
Provision for credit losses	35,204	17,873	23,480
Less: net charge-offs	16,541	16,952	22,244
Allowance for credit losses, end of period	$91,459	$53,040	$53,355
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.41%	0.46%	0.45%
ASB maintains a reserve for credit losses that consists of two components, the allowance for credit losses and an allowance for loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in provision for credit losses. For the nine months ended September 30, 2020 and 2019, ASB recorded a provision for credit losses for unfunded commitments of $4.3 million and nil, respectively. As of September 30, 2020 and December 31, 2019, the reserve for unfunded loan commitments was $7.6 million and $1.7 million, respectively.
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
Covered Savings Associations. On May 24, 2019, the OCC issued a final rule to allow federal savings associations with total consolidated assets of $20 billion or less, as reported by the association to the OCC on its call report as of December 31, 2017, to elect to operate as covered savings associations. A covered savings association generally has the same rights and privileges as a national bank that has its main office situated in the same location as the home office of the covered savings association, with some exceptions. It is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that apply to a national bank, with some exceptions, and must comply with certain rules and regulations applicable to the powers and investments of a national bank. A covered savings association is not required to comply with the lending and investment limits in HOLA and is not required to be a qualified thrift lender under HOLA. Finally, a covered savings association is not permitted to retain or engage in any subsidiaries, assets, or activities that are not permissible for a national bank. ASB has initiated a preliminary examination of the benefits and disadvantages of such an election with the preservation of being held by a unitary thrift holding company in mind. ASB is awaiting official FRB commentary and an FRB response to an inquiry letter sent by ASB. The bank has not reached a decision on the election.

FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	September 30, 2020	December 31, 2019	% change
Total assets	$8,076	$7,233	12
Investment securities	1,882	1,372	37
Loans held for investment, net	5,389	5,068	6
Deposit liabilities	7,038	6,272	12
Other bank borrowings	152	115	32
As of September 30, 2020, ASB was one of Hawaii’s largest financial institutions based on assets of $8.1 billion and deposits of $7.0 billion.
As of September 30, 2020, ASB’s unused FHLB borrowing capacity was approximately $2.0 billion. As of September 30, 2020, ASB had commitments to borrowers for loans and unused lines and letters of credit of $2.0 billion, of which, commitments to lend to borrowers whose loan terms have been modified in troubled debt restructurings were nil. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the nine months ended September 30, 2020, net cash provided by ASB’s operating activities was $75 million. Net cash used during the same period by ASB’s investing activities was $862 million, primarily due to purchases of available-for-sale securities of $986 million, a net increase in loans of $374 million, purchases of held-to-maturity securities of $29 million, additions to premises and equipment of $9 million, contributions to low income housing investments of $4 million and a net increase in stock from the Federal Home Loan Bank of $2 million, partly offset by the receipt of repayments from investment securities of $366 million, proceeds from the sale of investment securities of $169 million and proceeds from the sale of low income housing investments of $7 million. Net cash provided by financing activities during this period was $770 million, primarily due to increases in deposit liabilities of $766 million and proceeds from FHLB advances of $56 million, partly offset by a net decrease in repurchase agreements of $19 million, a net decrease in mortgage escrow deposits of $5 million and $28 million in common stock dividends to HEI (through ASB Hawaii).

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
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. Beginning in the second quarter of 2020, ASB has adopted the community bank leverage ratio framework and will be required to report only its leverage ratio. As of September 30, 2020, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 8.3% (5.0%). As of December 31, 2019, ASB was well-capitalized with a common equity Tier-1 ratio of 13.2%, Tier-1 capital ratio of 13.2%, a Total capital ratio of 14.3% and a Tier-1 leverage ratio of 9.1%. All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to HEI (through ASB Hawaii).
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
ASB’s interest-rate risk sensitivity measures as of September 30, 2020 and December 31, 2019 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
+300	4.0%	2.8%	24.7%	15.3%
+200	2.9	2.1	19.4	12.2
+100	1.6	1.3	11.6	7.5
-100	(1.7)	(2.0)	(23.1)	(12.7)
ASB’s net interest income (NII) sensitivity profile was more asset sensitive as of September 30, 2020 compared to December 31, 2019, primarily driven by the exceptionally low interest rate environment. The decrease in market rates increased prepayment expectations in the bank’s fixed-rate mortgage and mortgage-backed investment portfolios.
Economic value of equity (EVE) sensitivity increased as of September 30, 2020 compared to December 31, 2019 primarily due to strong growth in long duration core deposits. In addition, the downward shift in the yield curve led to faster prepayment expectations and shortened the duration of the fixed-rate mortgage and mortgage-backed investment portfolios.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

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
Item 1A. Risk Factors
Our business, financial condition, liquidity and results of operations could be adversely impacted by the ongoing effects of the COVID-19 pandemic. The COVID-19 pandemic has affected nearly all countries and all 50 states within the United States, including Hawaii. Due to the numerous country, state, city and local jurisdictions that have imposed “shelter-in-place” orders, including travel restrictions that directly impact the Hawaii economy, economic activity in the state has been adversely impacted. As a result of the swift economic contraction and reduction in tourism that has occurred in the state to date, the Utilities expect that demand for electricity will remain depressed and the provision for bad debt and write-offs at the Utilities will remain at an elevated level and impact liquidity as long as social-distancing measures, and travel restrictions, and other governmental orders that severely restrict economic activity remain in place. In the third quarter of 2020, overall kWh sales have declined 13.1% as compared to the third quarter of 2019. While the Utilities expect to recover the difference between PUC approved target revenues and recorded adjusted revenues (regardless of the level of kWh sales) through the revenue balancing account under the decoupling mechanism based on estimated sales, starting on June 1st of the following year, the collection occurs on a lagged basis. If the difference to be collected, which needs to be financed in the interim, exceeds the Utilities’ current liquidity sources, there can be no assurance that the Utilities will be able to secure additional liquidity sources at a reasonable cost, or at all, or if the difference becomes so large that it would result in a significant increase in customer bills, whether the PUC will allow recovery of such difference through the revenue balancing account. In addition to lower and lagged collections, the COVID-19 pandemic has also resulted in higher costs and expenses. While the Utilities have been granted deferral treatment of certain COVID-19 related costs, such as higher bad debt expense, non-collection of late payment fees, higher financing costs, sequestration costs for mission-critical employees and other costs and expenses, there can be no assurance that the PUC will grant recovery of such costs, and such costs could be material. Additionally, in light of the significant impact that economic conditions have had on residents and businesses in the state, a stipulated settlement between Hawaiian Electric and the Division of Consumer Advocacy of the Department of Commerce and Consumer Affairs, reflecting no base rate increase, was submitted in the Hawaiian Electric 2020 test year rate case, and approved by the PUC in October 2020. While the Utilities intend to offset the no base rate increase with corresponding cost decreases, such reduction of cost is not assured and, therefore, the inability to achieve targeted cost savings could adversely affect the Utilities’ results of operations.
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

•Further deterioration in economic conditions, or an extension of slow economic activity, which negatively impacts the Company’s earnings and liquidity, could also result in an impairment in the carrying value of goodwill or long-lived assets.
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
The Paycheck Protection Program is a guaranteed loan program and is subject to federal government regulations. The Paycheck Protection Program (PPP), established under the CARES Act and administered by the United States Small Business Administration (SBA), was created to provide a direct incentive for small businesses to keep their workers on the payroll as a result of the COVID-19 crisis. The Paycheck Protection Program Flexibility Act was signed into law on June 5, 2020, which amended some of the prior rules and guidelines of the CARES Act. Loans issued through the PPP are 100% federally guaranteed and have a maturity of 2-5 years, depending on when the loan was made, at a fixed interest rate of 1%. Loan payments will be deferred until the earlier of (a) the date that the forgiven amount is remitted to the lender by the SBA; or (b) 10 months from the date the covered period ends. The SBA will forgive all loan amounts to a particular small business if such small business is compliant with the terms and conditions of the PPP. Small businesses have the earlier of 24 weeks from disbursement of the loan or December 31, 2020 to incur allowable expenses such as payroll costs, interest on mortgages, rent and utility expenses that would be covered by the loan forgiveness rules, with 60% of the loan forgiveness needing to be for payroll costs. There is a partial forgiveness if less than 60% of the loan disbursement was spent on payroll costs. Employers will have until December 31, 2020 to restore their workforce. Lenders will process and approve the PPP loans under delegated authority of the SBA. The Lender assumes all obligations, responsibilities, and requirements associated with delegated processing of covered loans made under PPP. Any change in the terms or conditions stated in the loan authorization shall be made in accordance with PPP loan program requirements. For purposes of making covered loans to an eligible recipient under PPP, the lender is responsible, to the extent set forth in the PPP loan program requirements, for all decisions concerning eligibility of a borrower for a covered loan. Failure to comply with PPP loan program requirements may result in loans losing its 100% federally guaranteed status. In addition, in the event loan proceeds are not used in accordance with PPP loan program requirements, the covered loan will not be forgiven, resulting in ASB carrying the loan on its balance sheet longer than anticipated. Through September 30, 2020, ASB has secured more than $370 million in PPP loans, and due to changes surrounding certain program requirements resulting from the rapid rollout of the program, there may be a risk that certain loans may be ultimately deemed non-compliant, in which case ASB would be subject to the credit risk of those loans.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of HEI common shares were made on the open market during the third quarter of 2020 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2020	27,760	$36.66	—	NA
August 1 to 31, 2020	20,052	$35.24	—	NA
September 1 to 30, 2020	208,317	$33.71	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
**The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 19,533 of the 27,660 shares, 10,405 of the 20,052 shares and 181,061 of the 208,317 shares were purchased for the DRIP; 7,052 of the 27,660 shares, 8,153 of the 20,052 shares and 22,749 of the 208,317 shares were purchased for the HEIRSP; and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Scott W. H. Seu
	Constance H. Lau		Scott W. H. Seu
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Gregory C. Hazelton	By	/s/ Tayne S. Y. Sekimura
	Gregory C. Hazelton		Tayne S. Y. Sekimura
	Executive Vice President		Senior Vice President
	and Chief Financial Officer		and Chief Financial Officer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: November 6, 2020		Date: November 6, 2020