Form 10-K
period 2020-12-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2021-02-26
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Hawaiian Electric Industries, Inc.	☒	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒

	Aggregate market value of the voting and non- voting common equity held by non-affiliates of the registrants as of	Number of shares of common stock outstanding of the registrants as of
	June 30, 2020	June 30, 2020	February 12, 2021
Hawaiian Electric Industries, Inc. (Without Par Value)	$3,937,071,331	109,181,124	109,181,124
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	None	17,048,783	17,324,376

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

Selected sections of Proxy Statement of HEI for the 2021 Annual Meeting of Shareholders to be filed-Part III

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

AES Hawaii	AES Hawaii, Inc.
AFS	Available-for-sale
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
APBO	Accumulated postretirement benefit obligation
ARO	Asset retirement obligations
ASB	American Savings Bank, F.S.B., a wholly-owned subsidiary of ASB Hawaii Inc.
ASB Hawaii	ASB Hawaii, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Btu	British thermal unit
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act enacted March 27, 2020
CBRE	Community-based renewable energy
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Company	When used in Hawaiian Electric Industries, Inc. sections and in the Notes to Consolidated Financial Statements, “Company” refers to Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B.; Pacific Current, LLC and its subsidiaries, Hamakua Holdings, LLC (and its subsidiary, Hamakua Energy, LLC), Mauo, LLC, and Ka‘ie‘ie Waho Company, LLC; and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.).
When used in Hawaiian Electric Company, Inc. sections, “Company” refers to Hawaiian Electric Company, Inc. and its direct subsidiaries.
Consolidated Financial Statements	HEI’s or Hawaiian Electric’s Consolidated Financial Statements, including notes, in Item 8 of this Form 10-K
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
D&O	Decision and order from the PUC
DBF	State of Hawaii Department of Budget and Finance
DER	Distributed energy resources
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOH	State of Hawaii Department of Health
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
ECAC	Energy cost adjustment clause
ECRC	Energy cost recovery clause
EIP	2010 Executive Incentive Plan, as amended
EPA	Environmental Protection Agency - federal
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERL	Environmental Response Law of the State of Hawaii
ERP/EAM	Enterprise Resource Planning/Enterprise Asset Management
ESG	Environmental, Social & Governance
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FERC	Federal Energy Regulatory Commission
FHLB	Federal Home Loan Bank

GLOSSARY OF TERMS (continued)

Terms	Definitions

FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings, Inc.
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GNMA	Government National Mortgage Association
Gramm Act	Gramm-Leach-Bliley Act of 1999
Hamakua Energy	Hamakua Energy, LLC, an indirect subsidiary of HEI
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
Hawaiian Electric	Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited and Renewable Hawaii, Inc. Uluwehiokama Biofuels Corp. was dissolved effective as of July 14, 2020
Hawaiian Electric’s MD&A	Hawaiian Electric Company, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K
HEI
Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., Pacific Current, LLC and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.)

HEI’s 2021 Proxy Statement	Selected sections of Proxy Statement for the 2020 Annual Meeting of Shareholders of Hawaiian Electric Industries, Inc. to be filed after the date of this Form 10-K and not later than 120 days after December 31, 2020, which are incorporated in this Form 10-K by reference
HEI’s MD&A	Hawaiian Electric Industries, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
HSFO	High sulfur fuel oil
HTM	Held-to-maturity
IPP	Independent power producer
Ka’ie’ie Waho	Ka’ie’ie Waho Company, LLC, a subsidiary of Pacific Current
Kalaeloa	Kalaeloa Partners, L.P.
kW	Kilowatt/s (as applicable)
kWh	Kilowatthour/s (as applicable)
LSFO	Low sulfur fuel oil
LTIP	Long-term incentive plan
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Mauo	Mauo, LLC, a subsidiary of Pacific Current
MBtu	Million British thermal unit
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	As provided in the Merger Agreement (see below), merger of NEE Acquisition Sub II, Inc. with and into HEI, with HEI surviving, and then merger of HEI with and into NEE Acquisition Sub I, LLC, with NEE Acquisition Sub I, LLC surviving as a wholly owned subsidiary of NextEra Energy, Inc.
Merger Agreement	Agreement and Plan of Merger by and among HEI, NextEra Energy, Inc., NEE Acquisition Sub II, Inc. and NEE Acquisition Sub I, LLC, dated December 3, 2014 and terminated July 16, 2016
Moody’s	Moody’s Investors Service’s
MPIR	Major Project Interim Recovery
MSR	Mortgage servicing right
MW	Megawatt/s (as applicable)
MWh	Megawatthour/s (as applicable)
NA	Not applicable
NEE	NextEra Energy, Inc.
NII	Net interest income
NPBC	Net periodic benefits costs

GLOSSARY OF TERMS (continued)

Terms	Definitions

NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
OTS	Office of Thrift Supervision, Department of Treasury
Pacific Current	Pacific Current, LLC, a wholly owned subsidiary of HEI and parent company of Hamakua Holdings, LLC, Mauo, LLC, and Ka‘ie‘ie Waho Company, LLC
PBO	Projected benefit obligation
PCB	Polychlorinated biphenyls
PGV	Puna Geothermal Venture
PIMs	Performance incentive mechanisms
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PUC	Public Utilities Commission of the State of Hawaii
PURPA	Public Utility Regulatory Policies Act of 1978
PV	Photovoltaic
QF	Qualifying Facility under the Public Utility Regulatory Policies Act of 1978
QTL	Qualified Thrift Lender
RAM	Rate adjustment mechanism
RBA	Revenue balancing account
Registrant	Each of Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc.
REIP	Renewable Energy Infrastructure Program
RFP	Request for proposals
RHI	Renewable Hawaii, Inc., a wholly-owned nonregulated subsidiary of Hawaiian Electric Company, Inc.
ROACE	Return on average common equity
RORB	Return on rate base
RPS	Renewable portfolio standards
S&P	Standard & Poor’s
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference (or means refer to the referenced section in this document or the referenced exhibit or other document)
SLHCs	Savings & Loan Holding Companies
Spin-Off	The previously planned distribution to HEI shareholders of all of the common stock of ASB Hawaii immediately prior to the Merger, which was terminated
SPRBs	Special Purpose Revenue Bonds
state	State of Hawaii
Tax Act	2017 Tax Cuts and Jobs Act (H.R. 1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018)
TDR	Troubled debt restructuring
TOOTS	The Old Oahu Tug Service, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc.
ULSD	Ultra low sulfur diesel
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity

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
•the extent of the impact of the COVID-19 pandemic, including the duration, spread, severity and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, customers and suppliers, and the impact of the COVID-19 pandemic on the overall demand for the Company’s goods and services, all of which could be affected by the pace of distribution, administration, and efficacy of the COVID-19 vaccine, as well as the proportion of the population vaccinated;
•citizen activism, including civil unrest, especially in times of severe economic depression and social divisiveness, which could negatively impact customers and employees, impair the ability of the Company and the Utilities to operate and maintain its facilities in an effective and safe manner, and citizen activism and stakeholder activism could delay the construction, increase project costs or preclude the completion, of third-party or Utility projects that are required to meet electricity demand, reliability objectives and renewable portfolio standards (RPS) goals;
•the effects of future actions or inaction of the U.S. government or related agencies, including those related to the U.S. debt ceiling or budget funding, monetary policy, trade policy and tariffs, energy and environmental policy, and other policy and regulatory changes advanced or proposed by President Biden and his administration;
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
•the potential delay by the Public Utilities Commission of the State of Hawaii (PUC) in considering (and potential disapproval of actual or proposed) renewable energy proposals and related costs; reliance by the Utilities on outside parties such as the state, independent power producers (IPPs) and developers; and uncertainties surrounding technologies, solar power, wind power, biofuels, environmental assessments required to meet RPS goals and the impacts of implementation of the renewable energy proposals on future costs of electricity;
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
v

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
•the risks of suffering losses and incurring liabilities that are uninsured (e.g., damages to the Utilities’ transmission and distribution system and losses from business interruption) or underinsured (e.g., losses not covered as a result of insurance deductibles or other exclusions or exceeding policy limits), and the risks associated with the operation of transmission and distribution assets and power generation facilities, including public and employee safety issues, and assets causing or contributing to wildfires;

•the ability of the Company’s non-regulated subsidiary, Pacific Current, LLC (Pacific Current), to achieve its performance and growth objectives, which in turn could affect its ability to service its non-recourse debt;
•the Company’s reliance on third parties and the risk of their non-performance, which has increased due to the impact from the COVID-19 pandemic; and
•other risks or uncertainties described elsewhere in this report (e.g., Item 1A. Risk Factors) and in other reports previously and subsequently filed by HEI and/or Hawaiian Electric with the Securities and Exchange Commission (SEC).
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
Electric Utility. Hawaiian Electric and its operating utility subsidiaries, Hawaii Electric Light Company, Inc. (Hawaii Electric Light) and Maui Electric Company, Limited (Maui Electric), are regulated electric public utilities that provide essential electric service to approximately 95% of Hawaii’s population through the operation of five separate grids that serve communities on the islands of Oahu, Hawaii, Maui, Lanai and Molokai. See also “Electric utility” section below.
Bank. ASB is one of the largest financial institutions in the State of Hawaii (based on total assets), with assets totaling approximately $8.4 billion as of December 31, 2020. ASB provides a wide array of banking and other financial services to Hawaii consumers and businesses. See also “Bank” section below.
Other. The “Other” segment is composed of HEI’s corporate-level operating, general and administrative expenses and the results of Pacific Current, LLC (Pacific Current). Pacific Current was formed in September 2017 to focus on investing in non-regulated clean energy and sustainable infrastructure in the State of Hawaii to help reach the state’s sustainability goals. See also “Electric utility—Hawaii Electric Light firm capacity PPAs” section below and Note 2 of the Consolidated Financial Statements for additional information on Pacific Current activities. The “Other” segment also includes ASB Hawaii, Inc. (ASB Hawaii) (a holding company), which owns ASB, and The Old Oahu Tug Service, Inc. (TOOTS), which is inactive.
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
The Gramm-Leach-Bliley Act of 1999 (Gramm Act) permitted banks, insurance companies and investment firms to compete directly against each other, thereby allowing “one-stop shopping” for an array of financial services. Although the Gramm Act further restricted the creation of so-called “unitary savings and loan holding companies” (i.e., companies such as HEI whose subsidiaries include one or more savings associations and one or more nonfinancial subsidiaries), the unitary savings and loan holding company relationship among HEI, ASB Hawaii and ASB is “grandfathered” under the Gramm Act so that HEI and its subsidiaries will be able to continue to engage in their current activities so long as ASB maintains its qualified thrift lender (QTL) status test discussed under “Bank—Regulation—Qualified thrift lender test.” ASB met the QTL test at all times during 2020; however, the failure of ASB to satisfy the QTL test in the future could result in a need for HEI to divest ASB. Under the Gramm Act, any proposed sale of ASB would have to satisfy applicable statutory and regulatory requirements and potential acquirers of ASB would most likely be limited to companies that are already qualified as, or capable of qualifying as, either a traditional savings and loan association holding company or a bank holding company, or as one of the authorized financial holding companies permitted under the Gramm Act.
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
Human Capital Resources.
Employees.  The Company had full-time employees as follows:

December 31	2020	2019	2018
HEI (includes Pacific Current)	49	50	46
Hawaiian Electric and its subsidiaries	2,579	2,670	2,704
ASB	1,074	1,126	1,148
	3,702	3,846	3,898
The employees of HEI and its direct and indirect subsidiaries, other than the electric utilities, are not covered by any collective bargaining agreement. The International Brotherhood of Electrical Workers Local 1260 represents roughly half of the Utilities’ workforce covered by a collective bargaining agreement that expires on October 31, 2021.
Diversity & inclusion. The diversity of the Company’s workforce, which includes diversity of people, backgrounds, experiences, thoughts and perspectives, gives the Company an advantage that helps guide the Company’s decision-making and its ability to meet its customers’ and our community’s needs. Additionally, because the Company’s businesses operate exclusively in Hawaii, which is one of the most racially diverse states in the U.S., the Company believes it is important that its workforce reflects this diversity.

Diversity representation

	HEI		Hawaiian Electric		ASB
	Female	Racially diverse[1]	Female	Racially diverse[1]	Female	Racially diverse[1]
Executives[2]	42.9%	57.1%	47.1%	64.7%	40.0%	70.0%
Leaders[3]	50.0%	91.7%	26.9%	84.3%	65.3%	83.7%
All workforce[4]	65.9%	94.7%	29.3%	89.5%	67.4%	88.3%
1 Racially diverse defined as all races/ethnicities that are not 'White'
2 Executives includes EE0-1 category 1.1-Executive/Sr. Level Officials
3 Leaders includes EE0-1 category 1.2-First/Mid-Level Officials
4 All Workforce includes EE0-1 categories 1.1-Executive/Sr. Level Officials, 1.2-First/ Mid-Level Officials, 2-Professionals, 3-Technicians, 4-Sales Workers, 5-Administrative Support Workers, 6-Craft Workers, 7-Operatives, 8-Laborers and Helpers, 9-Service Workers

Racial composition		Diversity-All workforce
	Hawaii[1]	HEI	Hawaiian Electric	ASB
White	21.5%	11.4%	10.5%	11.7%
Asian	38.1%	70.5%	52.4%	57.2%
Black	1.8%	2.3%	0.4%	0.8%
Hispanic	10.7%	2.3%	4.4%	4.7%
Native Hawaiian or other Pacific Islander	9.9%	2.3%	10.7%	15.4%
American Indian or Alaska Native	0.2%	2.3%	0.3%	0.4%
Two or more races[2]	17.8%	8.9%	21.3%	9.8%
1 Source: 2019 U.S. Census Bureau American Community Survey-Data Profile
2 Includes some other races

Employee development & training. In order to meet the changing demands of the industries that the Company serves, it is crucial for the Company’s workforce to be highly skilled in their areas of focus and to continue to meet the needs of the Company’s strategic plans as the industries in which the Company operates evolve. As such, the Company prioritizes specific skill enhancement training as well as, industry and leadership development programs.
Hawaiian Electric. Hawaiian Electric offers Hawaiian Electric and HEI employees skills and professional training programs including leadership development courses, employee development courses, technical training, apprenticeship programs, operational, environmental compliance, and required safety training. Hawaiian Electric also offers tailored leadership development programs, including supervisor training to transition new supervisors to critical operational, administrative, and leadership roles as well as leadership and employee assessments geared to improve productivity and effectiveness in the workplace. Leadership metrics are included in executive and management incentive plans. Learning and development initiatives are integrated with annual performance evaluations to reinforce development as integral parts of individual performance goals. Annual succession planning ensures the identification and development of successors, high potentials, and nurtures a leadership pipeline.
ASB. ASB invests in continuous training and development of its employees. Curriculum includes technical banker training programs that cover all aspects of banking laws, banking operations, new product and service offerings, legal and regulatory compliance and company procedures and ethics. The bank delivers company-wide financial education, empowering its employees to make wise personal decisions to help meet their financial goals and provide valuable customer guidance. ASB offers opportunities for all employees to grow and build their careers, through a multitude of soft skills training and leadership programs, including Leadership Forums, Emotional Intelligence, Change Resilience, The Gift of Feedback, and Respect in the Workplace. ASB further invests in leadership development through their Leadership Academy, a robust 12-15 month cohort-based program designed to grow professionally and personally, enhance their leadership skills, and broaden their understanding of the banking industry. Offerings are delivered in online, instructor-led, and on-the-job learning formats. ASB’s focus on meaningful growth and development opportunities positions the bank to recruit and retain top talent.
Safety and health. The Company considers the safety and health of its workforce as one of its highest priorities. For the Utility, safety is of paramount importance due to the inherent risks involved in certain aspects of its operations and the critical importance to the State of Hawaii of maintaining the electrical grid. The Company strives to create workplace environments where employees feel physically and emotionally safe. During the COVID-19 pandemic, the Company has continued to modify its operations and policies to align with guidance from the Centers of Disease Control and Prevention and the Hawaii Department of Health. The Company also monitors the rates of infection within the state and makes adjustments, accordingly, to limit the risk of transmission in the workplace and ensure the health of the Company’s employees.

Hawaiian Electric. Hawaiian Electric is committed to maintaining a strong safety culture. Due to the nature of its operations, safety is of paramount importance. Management strives to provide visible leadership and strategic direction for the health and safety management system and programs in their area of responsibility. This leadership and direction help to build and maintain a strong safety culture and drive safety improvement, allocates adequate resources to enable implementation of safety programs and holds leaders accountable for the implementation of safety programs and resulting health and safety performance. Executive compensation is tied to achievement of quantified severity and total case incident rate targets (TCIR). These targets reward improvements in workplace safety, promote employee well-being, and reduce expenses. Hawaiian Electric promotes a safety culture that aims for zero incidents through all employees taking ownership of safety for themselves, their co-workers, contractors, and the public. More information on such targets is available in our annual proxy statement. Hawaiian Electric also provides a variety of programs and benefits that support employee physical, financial and emotional well-being. These programs include access to fitness and yoga classes, online corporate wellness activities, gym and group fitness discounts, and financial well-being classes.

ASB. ASB is committed to supporting the continued health and safety of its employees through a wellness program which takes a holistic approach to improving the health and well-being of its employees by focusing on all aspects of wellness including nutrition, fitness, mindfulness and finances. ASB also encourages participation in the program through its annual bank-wide step and weight loss challenges and community charity walks. ASB also offers outdoor and virtual fitness classes, including high intensity interval training and yoga. ASB’s employees can also participate in a program which allows employees to enjoy national fitness center chains or workout in their homes at a reduced price. To further support ASB’s employees’ well-being, ASB rewards everyone who completes an annual preventative health screening with a Wellness Holiday, offers a robust employee assistance program, and provides many family friendly benefits.
Workforce Stability. The Company’s employees are its greatest asset and the Company strives to create a highly desirable place to work.
Hawaiian Electric. Hawaiian Electric seeks to provide compensation and benefits that is comprehensive, market-competitive, and internally equitable to attract, engage, and retain highly skilled employees. Hawaiian Electric believes that employee engagement is key to creating a desirable, inclusive, rewarding place to work and conducts employee engagement surveys on a regular cycle, and, more recently, change management surveys to assess and support the organizations adaptability to change. Hawaiian Electric is expanding its’ strategic workforce planning initiative to build its’ workforce to support future transformation plans.
ASB. ASB seeks to attract, develop, and retain high performers who not only excel at their jobs but who also align with ASB’s priorities and objectives. ASB strives to provide competitive pay benefits and an award-winning culture that attracts top talent. ASB regularly conducts anonymous employee surveys to gather feedback on their work experience. Topics covered include confidence in company leadership, career growth opportunities, diversity and inclusion, and suggestions on how to create a great place to work. Survey results are shared with leaders, who prioritize actions and activities in response to feedback to drive meaningful improvements in employee engagement. ASB’s talent management process is integrated into its business process and its human capital management strategy is part of its business strategy. ASB’s investment in creating a great place to work and innovative programs have resulted in it being recognized both locally and nationally for its workplace culture.
Properties.  HEI leases office space from nonaffiliated lessors in downtown Honolulu under leases that expire in December 2022. See “Electric Utility” and “Bank” sections for a description of properties they own and lease.
Hamakua Energy, LLC, an indirect wholly owned subsidiary of Pacific Current, LLC, owns a total of approximately 93 acres located on the Hamakua coast on the island of Hawaii. Its power plant is situated on approximately 59 acres and the remaining 34 acres includes surrounding parcels of which 30 acres are located on the ocean front. Ka‘ie‘ie Waho Company, LLC (Ka‘ie‘ie Waho), a wholly owned subsidiary of Pacific Current, LLC, owns approximately 20 acres on the southern coast of the island of Kauai, which is used for solar energy production.
Electric utility
Hawaiian Electric and subsidiaries and service areas.  Hawaiian Electric, Hawaii Electric Light and Maui Electric (Utilities) are regulated operating electric public utilities engaged in the production, purchase, transmission, distribution and sale of electricity on the islands of Oahu; Hawaii; and Maui, Lanai and Molokai, respectively.
    In 2020, the electric utilities’ revenues and net income amounted to approximately 88% and 86% respectively, of HEI’s consolidated revenues and net income, compared to approximately 89% and 72% in 2019 and approximately 89% and 71% in 2018, respectively.

The islands of Oahu, Hawaii, Maui, Lanai and Molokai have a combined population estimated at 1.4 million, or approximately 95% of the total population of the State of Hawaii, and comprise a service area of 5,815 square miles. The principal communities served include Honolulu (on Oahu), Hilo and Kona (on Hawaii) and Wailuku and Kahului (on Maui). The service areas also include numerous suburban communities, resorts, U.S. Armed Forces installations and agricultural operations. In November 2020, the PUC approved Hawaiian Electric’s acquisition of the electric distribution systems serving 12 U.S. Army installations on Oahu, including Schofield Barracks, Wheeler Army Airfield, Tripler Amy Medical Center, Fort Shafter and Army housing areas.
The state has granted Hawaiian Electric, Hawaii Electric Light and Maui Electric nonexclusive franchises, which authorize the Utilities to construct, operate and maintain facilities over and under public streets and sidewalks. Each of these franchises will continue in effect for an indefinite period of time until forfeited, altered, amended or repealed.
Sales of electricity.

Years ended December 31	2020		2019		2018
(dollars in thousands)	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues
Hawaiian Electric	307,378	$1,592,463	306,368	$1,784,982	305,456	$1,789,527
Hawaii Electric Light	87,357	329,195	86,576	360,019	85,758	371,713
Maui Electric	73,304	317,872	72,522	372,034	71,875	364,967
	468,039	$2,239,530	465,466	$2,517,035	463,089	$2,526,207
* As of December 31.
Regulatory mechanisms. Base electric rates are set in rate cases, and on April 29, 2020, the PUC issued a D&O terminating the mandatory triennial rate case cycle in anticipation of the performance-based regulation framework (PBR Framework). The regulatory framework in effect in 2020 includes a number of mechanisms designed to provide utility financial stability during the transition toward the state’s 100% renewable energy goals. For example, under the sales decoupling mechanism, the utilities are allowed to recover from customers, target test year revenues, independent of the level of kilowatthour (kWh) sales, which have declined measured on an annual basis, with the exception of 2019, as privately-owned distributed energy resources have been added to the grid and energy efficiency measures have been put into place. A summary of these regulatory mechanisms is as follows:

Mechanism	Description
Sales decoupling	Provides predictable revenue stream by fixing net revenues at the level approved in last rate case (revenues not linked to kWh sales)
Revenue adjustment mechanism (RAM)	Annually adjusts revenue to recover general inflation of operations and maintenance expenses and baseline plant additions between rate cases
Major Projects Interim Recovery adjustment mechanism (MPIR)	Reduces regulatory lag and permits recovery in between rate cases through the revenue balancing account (RBA) of costs (net of benefits) for major capital projects including, but not restricted to, projects to advance renewable energy
Energy cost recovery clause (ECRC) and purchased power adjustment clause (PPAC)	Allows for timely recovery of fuel and purchased power costs to reduce earnings volatility. Symmetrical fossil fuel cost risk-sharing (98% customer/2% utility) mechanism established for Hawaiian Electric, Hawaii Electric Light and Maui Electric capped at $2.5 million, $0.6 million and $0.6 million, respectively.
Performance incentive mechanism (PIM)	Annually adjusts revenue to recover from or credit customers for specific areas of the Utilities’ performance measured against the PUC’s approved targets.
Pension and post-employment benefit trackers	Allow tracking of pension and post-employment benefit costs and contributions above or below the cost included in rates in a separate regulatory asset/liability account
Renewable energy infrastructure program	Permits recovery of renewable energy infrastructure projects through a surcharge
On December 23, 2020, the PUC issued a D&O in Phase 2 of the PBR proceeding, establishing a new PBR Framework for the Utilities. The PBR Framework includes, among other matters, a five-year multi-year rate plan with an index-driven annual revenue adjustment (ARA), which replaces the RAM, modification of the MPIR mechanism (renamed Exceptional Project Recovery Mechanism (EPRM)) to include deferred and operation and maintenance (O&M) expense projects and to permit the Utilities to include the full amount of approved costs in the EPRM for recovery in the first year the project goes into service, pro-rated for the portion of the year the project is in service, and continuation of (i) the revenue balancing account, (ii) the pension and other postretirement benefit tracking mechanisms, and (iii) energy cost recovery clause, purchased power adjustment clause, and other recovery mechanisms. See “Commitments and contingencies-Regulatory proceedings-Performance-based regulation framework” in Note 3 of the Consolidated Financial Statements.
Seasonality.  kWh sales of the Utilities follow a seasonal pattern, but they do not experience extreme seasonal variations experienced by some electric utilities on the U.S. mainland. In Hawaii, kWh sales tend to increase in the warmer, more humid months as a result of increased demand for air conditioning, and with cloudy and rainy weather due to lower production by privately owned customer photovoltaic (PV) systems. In 2020, kWh sales decreased significantly compared to the prior year due to the impact of restrictions imposed in Hawaii as a result of the pandemic, which in turn reduced the demand for electricity.
Significant customers.  The Utilities derived approximately 11% of their operating revenues in each of 2020, 2019 and 2018 from the sale of electricity to various federal government agencies. Hawaiian Electric continues to work with various federal agencies to implement measures that will help them achieve their energy efficiency, resilience and clean energy objectives.
Selected consolidated electric utility operating statistics.

Years ended December 31	2020	2019	2018	2017	2016
kWh sales (millions)
Residential	2,525.4	2,439.3	2,410.8	2,334.5	2,332.7
Commercial	2,456.0	2,793.0	2,810.8	2,867.9	2,911.5
Large light and power	3,118.0	3,467.2	3,425.1	3,443.3	3,555.1
Other	20.8	40.5	42.1	44.7	46.0
	8,120.2	8,740.0	8,688.8	8,690.4	8,845.3
kWh net generated and purchased (millions)
Net generated	4,629.2	4,972.7	4,966.4	4,888.4	4,940.4
Purchased	3,896.2	4,168.6	4,139.3	4,247.1	4,349.1
	8,525.4	9,141.3	9,105.7	9,135.5	9,289.5
RPS (%)	34.5	28.4	26.7	26.8	25.8
Losses and system uses (%)	4.5	4.2	4.4	4.7	4.6
Energy supply (December 31)
Net generating capability—MW	1,737	1,737	1,739	1,673	1,669
Firm and other purchased capability—MW1	517	517	517	551	551
	2,254	2,254	2,256	2,224	2,220
Net peak demand—MW2	1,471	1,601	1,598	1,584	1,593
Btu per net kWh generated	10,834	10,860	10,826	10,812	10,710
Average fuel oil cost per MBtu (cents)	1,028.7	1,337.6	1,420.2	1,114.3	862.3
Customer accounts (December 31)
Residential	412,484	409,689	407,505	406,241	402,818
Commercial	54,035	54,233	54,075	53,732	55,089
Large light and power	694	700	696	656	670
Other	826	844	813	1,596	1,585
	468,039	465,466	463,089	462,225	460,162
Electric revenues (thousands)
Residential	$770,135	$791,398	$788,028	$691,857	$638,776
Commercial	708,180	829,000	843,326	766,921	711,553
Large light and power	754,775	884,722	882,443	776,808	720,878
Other	6,440	11,915	12,410	12,009	11,306
	$2,239,530	$2,517,035	$2,526,207	$2,247,595	$2,082,513
Average revenue per kWh sold (cents)	27.58	28.80	29.07	25.86	23.54
Residential	30.50	32.44	32.69	29.64	27.38
Commercial	28.83	29.68	30.00	26.74	24.44
Large light and power	24.21	25.52	25.76	22.56	20.28
Other	31.01	29.39	29.47	26.82	24.61
Residential statistics
Average annual use per customer account (kWh)	6,145	5,967	5,923	5,779	5,806
Average annual revenue per customer account	$1,874	$1,936	$1,936	$1,713	$1,590
Average number of customer accounts	410,973	408,768	407,044	403,983	401,796
1Puna Geothermal Venture (PGV) had been offline due to lava flow on Hawaii Island since May 2018, but returned to service at a level providing limited output without firm capacity in the fourth quarter of 2020; therefore, PGV’s capability has not been incorporated into the utility’s firm contract power capability as of December 31, 2020 and 2019.
2Sum of the net peak demands on all islands served, noncoincident and nonintegrated.

Generation statistics.  The following table contains certain generation statistics as of and for the year ended December 31, 2020. The net generating and firm purchased capability available for operation at any given time may be more or less than shown because of capability restrictions or temporary outages for inspection, maintenance, repairs or unforeseen circumstances.

	Hawaiian Electric	Hawaii Electric Light	Maui Electric
	Island of Oahu	Island of Hawaii	Island of Maui	Island of Lanai	Island of Molokai	Total
Net generating and firm purchased capability (MW) as of December 31, 2020[1]
Conventional oil-fired steam units	999.5	50.1	35.9	—	—	1,085.5
Diesel internal combustion engine	—	29.5	96.8	9.4	9.8	145.5
Simple-cycle combustion turbines	230.8	46.3	—	—	2.2	279.3
Dual train combined-cycle unit	—	56.3	113.6	—	—	169.9
Biodiesel internal combustion engine	57.4	—	—	—	—	57.4
Firm contract power[2]	456.5	60.0	—	—	—	516.5
	1,744.2	242.2	246.3	9.4	12.0	2,254.1
Net peak demand (MW)[3]	1,087.0	183.0	189.4	6.1	5.8	1,471.3
Reserve margin	58.7%	32.3%	33.5%	54.1%	106.9%	53.2%
Annual load factor	68.0%	65.0%	56.9%	61.8%	63.0%	66.2%
kWh net generated and purchased (millions)	6,473.5	1,042.1	944.8	33.0	32.0	8,525.4
1Hawaiian Electric units at normal ratings; Hawaii Electric Light and Maui Electric units at reserve ratings.
2Nonutility generators - Hawaiian Electric: 208 MW (Kalaeloa Partners, L.P., oil-fired), 180 MW (AES Hawaii, Inc., coal-fired) and 68.5 MW (HPOWER, refuse-fired); Hawaii Electric Light: 60 MW (Hamakua Energy, LLC, oil-fired). Hawaii Electric Light also has a firm capacity PPA with PGV for 34.6 MW. However, Puna Geothermal Venture (PGV) had been offline due to lava flow on Hawaii Island since May 2018, but returned to service at a level providing limited output without firm capacity in the fourth quarter of 2020; therefore, PGV’s capability has not been incorporated into the utility’s firm contract power capability as of December 31, 2020.
3Noncoincident and nonintegrated.

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
The rate schedules of the electric utilities contain ECRCs and PPACs that allow them to recover costs of fuel and purchase power expenses.
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
Hawaiian Electric firm capacity PPAs.  Hawaiian Electric currently has three major PPAs that provide a total of 456.5 MW of firm capacity, representing 26% of Hawaiian Electric’s total net generating and firm purchased capacity on the Island of Oahu as of December 31, 2020.
In March 1988, Hawaiian Electric entered into a PPA with AES Hawaii, Inc. (AES Hawaii), a Hawaii-based, indirect subsidiary of The AES Corporation. The agreement with AES Hawaii, as amended, provides that, for a period of 30 years beginning September 1992, Hawaiian Electric will purchase 180 megawatts (MW) of firm capacity. The AES Hawaii coal-fired cogeneration plant utilizes a “clean coal” technology. See “Commitments and contingencies–Power purchase agreements–AES Hawaii, Inc.” in Note 3 of the Consolidated Financial Statements for an update regarding this PPA.
Under a 1988 PPA, as amended, Hawaiian Electric is committed to purchase 208 MW of firm capacity from Kalaeloa Partners, L.P. (Kalaeloa). The Kalaeloa facility, which is a Qualifying Facility (QF), is a combined-cycle operation, consisting of two oil-fired combustion turbines burning low sulfur fuel oil (LSFO) and a steam turbine that utilizes waste heat from the combustion turbines. Hawaiian Electric and Kalaeloa are currently in negotiations to address the PPA term that ended on May 23, 2016. The PPA automatically extends on a month-to-month basis as long as the parties are still negotiating in good faith, but would end 60 days after either party notifies the other in writing that negotiations have terminated. Hawaiian Electric and Kalaeloa have agreed that neither party will terminate the PPA prior to April 30, 2021. This agreement contemplates continued negotiations between the parties.
Hawaiian Electric also entered into a PPA in March 1986 and a firm capacity amendment in April 1991 with the City and County of Honolulu with respect to a refuse-fired plant (HPOWER). Under the PPA, as amended and restated, Hawaiian Electric is committed to purchase 68.5 MW of firm capacity annually through April 2033.
Hawaii Electric Light firm capacity PPAs.  Hawaii Electric Light has one major PPA that provides a total of 60 MW of firm capacity, representing 25% of Hawaii Electric Light’s total net generating and firm purchased capacity on the Island of Hawaii as of December 31, 2020.
In October 1997, Hawaii Electric Light entered into an agreement with Encogen, which was succeeded by Hamakua Energy Partners, L. P. (HEP). The agreement requires Hawaii Electric Light to purchase up to 60 MW (net) of firm capacity for a period of 30 years, expiring on December 31, 2030. The dual-train combined-cycle facility consists of two oil-fired combustion turbines and a steam turbine that utilizes waste heat from the combustion turbines, which primarily burns naphtha (a mixture of liquid hydrocarbons) and, starting in late 2019, biodiesel (comprising approximately 19% of the fuel mix in 2020). In November 2017, Hamakua Energy, LLC, an indirect subsidiary of HEI, purchased the plant from HEP.
Hawaii Electric Light has a 35-year PPA, as amended, with Puna Geothermal Venture (PGV) for 34.6 MW of firm capacity from its geothermal steam facility, which will expire on December 31, 2027. However, the PGV facility went offline in May 2018 due to lava flow on Hawaii Island. In March 2019, Hawaii Electric Light entered into a Rebuild Agreement with PGV, which sets forth the parties’ respective responsibilities associated with restoration of the facility. The Rebuild Agreement shall govern the terms until PGV becomes fully operational. PGV returned to service at a level providing limited output without firm capacity in the fourth quarter of 2020. In December 2019, Hawaii Electric Light entered into an Amended and Restated PPA with PGV to, among other things, extend the term by 25 years to 2052 and expand the firm capacity capable of being delivered to 46 MW, subject to PUC approval. See “New renewable PPAs” in the “Developments in renewable energy efforts” section in Hawaiian Electric’s MD&A.
In May 2012, Hawaii Electric Light signed a PPA with Hu Honua Bioenergy, LLC (Hu Honua) for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass on the island of Hawaii. This PPA was approved by the PUC in December 2013, however, the approval was appealed. The Supreme Court of Hawaii issued a decision remanding the matter to the PUC for further proceedings. See “Commitments and contingencies–Power purchase agreements–Hu Honua Bioenergy, LLC” in Note 3 of the Consolidated Financial Statements for an update regarding this PPA.
Maui Electric firm capacity PPAs.  Maui Electric has no firm capacity PPAs.
Fuel oil usage and supply.  The rate schedules of the Utilities include ECRCs (changed from ECACs in 2019) under which electric rates (and consequently the revenues of the electric utility subsidiaries generally) are adjusted for changes in the weighted-average price paid for fuel oil and certain components of purchased power, and the relative amounts of company-generated power and purchased power. See discussion of rates and issues relating to the ECRC below under “Rates,” and “Material estimates and critical accounting policies–Revenues” in Hawaiian Electric’s MD&A.
Hawaiian Electric’s steam generating units consume LSFO and Hawaiian Electric’s combustion turbine peaking units consume diesel, including Hawaiian Electric’s Campbell Industrial Park generating facility which recently converted from B99 grade biodiesel to diesel. Hawaiian Electric’s Schofield Generating Station consumes mostly B99 grade biodiesel, but is permitted to also burn ultra low sulfur diesel (ULSD).
Hawaii Electric Light’s and Maui Electric’s steam generating units burn high sulfur fuel oil (HSFO) and Hawaii Electric Light’s and Maui Electric’s Maui combustion turbine generating units burn diesel. Hawaii Electric Light’s and Maui Electric’s Maui, Molokai, and Lanai diesel engine generating units burn ULSD.
See “Fuel contracts” in Hawaiian Electric’s MD&A.

The following table sets forth the average cost of fuel oil used by Hawaiian Electric, Hawaii Electric Light and Maui Electric to generate electricity in 2020, 2019 and 2018:

	Hawaiian Electric		Hawaii Electric Light		Maui Electric		Consolidated
	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu
2020	62.06	1,003.7	63.21	1,048.3	66.81	1,122.7	63.00	1,028.7
2019	81.02	1,304.8	81.96	1,354.0	86.58	1,454.8	82.17	1,337.6
2018	86.11	1,371.8	89.81	1,489.5	93.60	1,573.6	87.90	1,420.2
The average per-unit cost of fuel oil consumed to generate electricity for Hawaiian Electric, Hawaii Electric Light and Maui Electric reflects a different volume mix of fuel types and grades as follows:

	Hawaiian Electric		Hawaii Electric Light		Maui Electric
	% LSFO	% Biodiesel/Diesel	% HSFO	% Diesel	% HSFO	% Diesel
2020	94	6	39	61	24	76
2019	93	7	44	56	24	76
2018	96	4	39	61	23	77
The prices that Hawaiian Electric and Hawaii Electric Light pay for purchased energy from certain older nonutility generators are generally linked to the price of oil. The AES Hawaii energy prices vary primarily with an inflation index. The energy prices for Kalaeloa, which purchases LSFO from Par Hawaii Refining, LLC (PAR), vary primarily with the price of Asian crude oil. On December 31, 2019, Hawaii Electric Light and PGV entered into an Amended and Restated Power Purchase Agreement, which delinks the pricing for energy delivered from the facility from fossil fuel prices. Hamakua Energy energy prices vary primarily with the cost of naphtha.
The Utilities estimate that 63% of the net energy they generate will come from fossil fuel oil in 2021 compared to 64% in 2020. Hawaiian Electric generally maintains an average system fuel inventory level equivalent to 47 days of forward consumption. Hawaii Electric Light and Maui Electric generally maintain an average system fuel inventory level equivalent to approximately one month’s supply of both HSFO and diesel. The PPAs with AES Hawaii and Hamakua Energy require that they maintain certain minimum fuel inventory levels.
Rates.  Hawaiian Electric, Hawaii Electric Light and Maui Electric are subject to the regulatory jurisdiction of the PUC with respect to rates, issuance of securities, accounting and certain other matters. See “Regulation” below.
General rate increases require the prior approval of the PUC after public and contested case hearings. Rates for Hawaiian Electric and its subsidiaries include ECRCs (changed from ECACs in 2019), and PPACs. Under current law and practices, specific and separate PUC approval is not required for each rate change pursuant to automatic rate adjustment clauses previously approved by the PUC. Public Utility Regulatory Policies Act of 1978 (PURPA) requires the PUC to periodically review the adjustment clauses related to energy cost of electric and gas utilities in the state, and such clauses, as well as the rates charged by the utilities generally, are subject to change. PUC approval is also required for all surcharges and adjustments before they are reflected in rates.
See “Most recent rate proceedings,” and “Material estimates and critical accounting policies–Revenues” in Hawaiian Electric’s MD&A and “Utility projects” under “Commitments and contingencies” in Note 3 of the Consolidated Financial Statements.
Competition.  See “Competition” in Hawaiian Electric’s MD&A.
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
The Division of Consumer Advocacy’s 2019 Compliance Resolution Fund Report states that Hawaii continues to progress towards its 2030 Renewable Portfolio Standards and EEPS goals. The EEPS has contributed to lower kWh sales; however, the implementation of sales decoupling has delinked sales and revenues. See “Regulatory mechanisms” above.
Electrification of Transportation. In June 2018, the PUC initiated a proceeding to review the Utilities’ Electrification of Transportation (EoT) Strategic Roadmap, which provided an economic analysis for light duty electric vehicles on the island of Oahu, Maui and Hawaii. In July 2019 the Utilities filed a study analyzing data regarding the critical backbone for electric vehicle charging needs in their service territories. In October 2019, the Utilities filed their EoT Workplan, establishing a schedule to continue implementation of the EoT roadmap with a focus on EV rate design and make-ready charging infrastructure in the near-term. The Utilities followed through on the EoT Workplan in 2020, with three filings: the electric bus make ready infrastructure pilot, Charge Ready Hawaii commercial infrastructure pilot, and two commercial EV rates, EV-J and EV-P. The Utilities also filed an EoT innovation pilot framework which the PUC subsequently incorporated into the performance-based regulation proceeding. In December 2020, the PUC approved a broader based pilot framework applicable to various opportunities, largely drawing from the Utilities’ proposal. In August 2020, the Utilities committed to electrifying 100% of its class 1 vehicles (sedans, SUVs and light trucks) by 2035.
Renewable Portfolio Standards. In 2015, Hawaii’s RPS law was amended to require electric utilities to meet an RPS of 15%, 30%, 40%, 70% and 100% by December 31, 2015, 2020, 2030, 2040 and 2045, respectively. Energy savings resulting from energy efficiency programs do not count toward the RPS since 2014 (only electrical generation using renewable energy as a source counts). The Utilities’ RPS for 2020 was 34.5%, which was in excess of the statutory goal of 30%.
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
See also “HEI–Regulation” above.

Environmental regulation.  Hawaiian Electric, Hawaii Electric Light and Maui Electric, like other utilities, are subject to periodic inspections by federal, state and, in some cases, local environmental regulatory agencies, including agencies responsible for the regulation of water quality, air quality, hazardous and other waste and hazardous materials. These inspections may result in the identification of items needing corrective or other action. Except as otherwise disclosed in this report (see “Risk Factors” in Item 1A, and Notes 1 and 3 of the Consolidated Financial Statements), the Utilities believe that each subsidiary has appropriately responded to environmental conditions requiring action and that, as a result of such actions, such environmental conditions will not have a material adverse effect on the capital expenditures, earnings and competitive position of the Utilities.
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
Hazardous waste and toxic substances controls.  The operations of the electric utility are subject to EPA regulations that implement provisions of the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, also known as Superfund), the Superfund Amendments and Reauthorization Act (SARA), and the Toxic Substances Control Act (TSCA).
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
Properties. As of December 31, 2020, the Utilities’ ownership in generating assets was as follows:

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
3    Hawaiian Electric has a 37-year land lease on 102 acres, effective July 1, 2017, with the Secretary of the Navy.
4 The plants are situated on Hawaii Electric Light-owned land having a combined area of approximately 44 acres. The distributed generators are located within Hawaii Electric Light-owned substation sites having a combined area of approximately four acres.
5    The four plants are situated on Maui Electric-owned land having a combined area of 60.7 acres.
As of December 31, 2020, the Utilities ownership in fuel storage facilities was as follows:

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
1 There are an additional 19,200 barrels of diesel and 24,770 barrels of HSFO storage capacity for Hawaii Electric Light-owned fuel off-site at Island Energy Services, LLC-owned terminalling facilities.
2    There are an additional 56,358 barrels of diesel oil storage capacity off-site at Aloha Petroleum, Ltd-owned terminalling facilities.

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
See “Generation statistics” above for a further discussion of some of the electric utility properties.
Bank
General.  ASB is one of the largest financial institutions headquartered in the State of Hawaii with assets of $8.4 billion and deposits of $7.4 billion, as of December 31, 2020. ASB is a full-service community bank that serves both consumer and commercial customers and operates 42 branches on the islands of Oahu (29), Maui (6), Hawaii (4), Kauai (2), and Molokai (1).
In 2020, ASB’s revenues and net income amounted to approximately 12% and 29% of HEI’s consolidated revenues and net income, respectively, compared to approximately 11% and 41% in 2019 and approximately 11% and 41% in 2018.
At the time of HEI’s acquisition of ASB, HEI agreed with the Office of Thrift Supervision (OTS), Department of Treasury’s predecessor regulatory agency, that ASB’s regulatory capital would be maintained at a level of at least 6% of ASB’s total liabilities, or at such greater amount as may be required from time to time by regulation. Under the agreement, HEI’s obligation to contribute additional capital to ensure that ASB would have the capital level required by the OTS was limited to a maximum aggregate amount of approximately $65.1 million. As of December 31, 2020, as a result of certain HEI contributions of capital to ASB over the years, HEI’s maximum obligation under the agreement to contribute additional capital has been reduced to approximately $28.3 million. ASB is subject to OCC regulations on dividends and other distributions and ASB must receive a letter from the FRB communicating the OCC’s and FRB’s non-objection to the payment of any dividend ASB proposes to declare and pay to ASB Hawaii and HEI.
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
Commercial lending.  ASB provides both secured and unsecured commercial loans to business entities. This lending activity is designed to diversify ASB’s asset structure, shorten maturities, improve rate sensitivity of the loan portfolio and attract commercial checking deposits. ASB offers commercial loans with terms generally up to ten years.
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
Deposits and sources of funds. Deposits continue to be the largest source of funds for ASB for use in lending, meeting liquidity requirements and making investments, and are affected by market interest rates, competition and management’s responses to these factors. While deposits have increased by $1.1 billion in 2020 in part due to PPP loan proceeds and consumer economic impact payments from the CARES Act stimulus program, deposit retention and sustained growth will remain challenging in the current environment due to the low level of short-term interest rates. ASB borrows on a short-term basis to compensate for seasonal or other reductions in deposit flows. ASB may borrow on a longer-term basis to support expanded lending or investment activities. Advances from the Federal Home Loan Bank (FHLB) of Des Moines and securities sold under agreements to repurchase continue to be additional sources of funds, but they are a higher cost funding source than deposits.
Competition.  The banking industry in Hawaii is highly competitive. At December 31, 2020, there were 8 financial institutions insured by the FDIC headquartered in the State of Hawaii. While ASB is one of the largest financial institutions in Hawaii, based on total assets, ASB faces vigorous competition for deposits and loans from two larger banking institutions based in Hawaii and from smaller institutions that heavily promote their services in niche areas, such as providing financial services to small and medium-sized businesses, as well as national financial services organizations. Competition for loans and deposits comes primarily from other savings institutions, commercial banks, credit unions, securities brokerage firms, money market and mutual funds and other investment alternatives. ASB faces additional competition in seeking deposit funds from various types of corporate and government borrowers, including insurance companies. Competition for origination of mortgage loans comes primarily from mortgage banking and brokerage firms, commercial banks, other savings institutions, insurance companies and real estate investment trusts. See also “Bank—Executive overview and strategy” in HEI’s MD&A.
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
The primary factors in competing for deposits are interest rates, the quality and range of services offered, marketing, convenience of locations, hours of operation, availability and functionality of other non-branch channels such as online and mobile banking and perceptions of the institution’s financial soundness and safety. To compete effectively, ASB offers a variety of savings and checking accounts at competitive rates, convenient business hours, convenient branch locations with interbranch deposit and withdrawal privileges at each branch, convenient automated teller machines and an upgrade of ASB’s electronic banking platform. ASB also conducts advertising and promotional campaigns.
ASB has been diversifying its loan portfolio from single-family home mortgages to higher-spread, shorter-duration consumer, commercial and commercial real estate loans. The origination of consumer, commercial and commercial real estate loans involves risks and other considerations different from those associated with originating residential real estate loans. For example, the sources and level of competition may be different and credit risk is generally higher than for residential mortgage loans. These different risk factors are considered in the underwriting and pricing standards and in the allowance for credit losses established by ASB for its consumer, commercial and commercial real estate loans.
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
Under the interim final rules, the community bank leverage ratio requirement was 8 percent beginning in the second quarter of 2020 and for the remainder of calendar year 2020, 8.5 percent for calendar year 2021, and 9 percent thereafter. The interim final rules also maintained a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 1 percent below the applicable community bank leverage ratio.
Beginning in the second quarter of 2020, ASB had adopted the community bank leverage ratio framework. With a Tier 1 leverage ratio of 8.38% as of December 31, 2020, ASB’s Tier 1 leverage ratio exceeded the minimum regulatory capital requirement of 4.0%.
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
Management believes ASB’s interest rate risk processes are aligned with the Interagency Advisory on Interest Rate Risk Management and appropriate with earnings and capital levels, balance sheet complexity, business model and risk tolerance.
Liquidity.  OCC regulations require ASB to maintain sufficient liquidity to ensure safe and sound operations. ASB’s principal sources of liquidity are customer deposits, borrowings, the maturity and repayment of portfolio loans and securities and the sale of loans into secondary market channels. ASB’s principal sources of borrowings are advances from the FHLB of Des Moines and securities sold under agreements to repurchase from broker/dealers. ASB is approved by the FHLB of Des Moines to borrow an amount of up to 35% of assets to the extent it provides qualifying collateral and holds sufficient FHLB of Des Moines stock. As of December 31, 2020, ASB’s unused FHLB of Des Moines borrowing capacity was approximately $2.1 billion. ASB utilizes growth in deposits, advances from the FHLB of Des Moines and securities sold under agreements to repurchase to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and make investments. As of December 31, 2020, ASB had loan commitments, undisbursed loan funds and unused lines and letters of credit of $2.0 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
Supervision.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (the FDICIA) establishes a statutory framework that is triggered by the capital level of a financial institution and subjects it to progressively more stringent restrictions and supervision as capital levels decline. The prompt corrective action capital requirements establish thresholds for varying degrees of oversight and intervention by regulators. Declines in levels of capital, depending on their severity, will result in increasingly stringent mandatory and discretionary regulatory consequences. Capital levels may decline for any number of reasons, including reductions that would result if there were losses from operations, deterioration in collateral values or the inability to dispose of real estate owned (typically acquired by foreclosure). The regulators have substantial discretion in the corrective actions they might direct and could include restrictions on dividends and other distributions that ASB may make to HEI (through ASB Hawaii) and the requirement that ASB develop and implement a plan to restore its capital. The OCC rules implement the system of prompt corrective action. In particular, the rules define the relevant capital measures for the categories of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” As of December 31, 2020, ASB was “well-capitalized.”
Interest rates.  FDIC regulations restrict the ability of financial institutions that are undercapitalized to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2020, ASB was “well capitalized” and thus not subject to these interest rate restrictions.
Qualified thrift lender test. ASB is a “qualified thrift lender” (QTL) under its federal thrift charter and, in order to maintain this status, ASB is required to maintain at least 65% of its assets in “qualified thrift investments,” measured on a monthly average basis in 9 out of the previous 12 months, which include housing-related loans (including mortgage-backed securities) as well as certain small business loans, education loans, loans made through credit card accounts and a basket (not exceeding 20% of total assets) of other consumer loans and other assets. Institutions that fail to maintain QTL status are subject to various penalties, including limitations on their activities. In ASB’s case, the activities of HEI, ASB Hawaii and HEI’s other subsidiaries would also be subject to restrictions if ASB failed to maintain its QTL status, and a failure or inability to comply with those restrictions could effectively result in the required divestiture of ASB. As of December 31, 2020, and at all times during 2020, ASB was a qualified thrift lender.

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
ASB’s required holding in the stock of the FHLB is both membership and activity-based. Membership is based on a percentage of total assets (0.12%) while the portion related to activity is based on a percentage of outstanding activity, mainly advances (4%). As of December 31, 2020, ASB was required and owned capital stock in the FHLB of Des Moines in the amount of $8.7 million.
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
Properties.  ASB owns or leases several office buildings in downtown Honolulu and owns land on which a number of its branches are located.
The following table sets forth the number of bank branches owned and leased by ASB by island:

	Number of branches
December 31, 2020	Owned	Leased	Total
Oahu	10	19	29
Maui	2	4	6
Hawaii	3	1	4
Kauai	2	—	2
Molokai	—	1	1
	17	25	42
As of December 31, 2020, the net book value (NBV) of branches and office facilities was $180 million ($174 million represents the NBV of the land and improvements for the branches and office facilities owned by ASB and $6 million represents the NBV of ASB’s leasehold improvements). As of December 31, 2019, the NBV of branches and office facilities was $182 million ($175 million represents the NBV of the land and improvements for the branches and office facilities owned by ASB and $7 million represents the NBV of ASB’s leasehold improvements). The leases expire on various dates through December 2040, but many of the leases have extension provisions.
As of December 31, 2020, ASB owned 112 automated teller machines.

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
Holding company and company-wide risks.
COVID-19—Our business, financial condition, liquidity and results of operations are being and could continue to be adversely impacted by the ongoing effects of the COVID-19 pandemic. Due to the numerous country, state, city and local jurisdictions that have imposed “shelter-in-place” orders or other restrictions, including travel restrictions that directly impact the Hawaii economy, economic activity in the state has been adversely impacted. As a result of the swift economic contraction and reduction in tourism that has occurred in the state to date, the Utilities expect that demand for electricity will remain depressed and the provision for bad debt and write-offs at the Utilities will remain at an elevated level and impact liquidity as long as measures to contain the virus that severely restrict economic activity remain in place. In 2020, overall kWh sales have declined 7.1% as compared to 2019. While the Utilities expect to recover the difference between PUC approved target revenues and recorded adjusted revenues (regardless of the level of kWh sales) through the revenue balancing account under the decoupling mechanism based on estimated sales, starting on June 1st of the following year, the collection occurs on a lagged basis. If the difference to be collected, which needs to be financed in the interim, exceeds the Utilities’ current liquidity sources, there can be no assurance that the Utilities will be able to secure additional liquidity sources at a reasonable cost, or at all, or if the difference becomes so large that it would result in a significant increase in customer bills, whether the PUC will allow recovery of such difference through the revenue balancing account. In addition to lower and lagged collections, the COVID-19 pandemic has also resulted in higher costs and expenses. While the Utilities have been granted deferral treatment of certain COVID-19 related costs, such as higher bad debt expense, non-collection of late payment fees, higher financing costs, sequestration costs for mission-critical employees and other costs and expenses, there can be no assurance that the PUC will grant recovery of such costs, and such costs could be material. Additionally, in light of the significant impact that economic conditions have had on residents and businesses in the state, a stipulated settlement between Hawaiian Electric and the Division of Consumer Advocacy of the Department of Commerce and Consumer Affairs, reflecting no base rate increase, was submitted in the Hawaiian Electric 2020 test year rate case, and approved by the PUC in October 2020. While the Utilities intend to offset the no base rate increase with corresponding cost decreases, such reduction of cost is not assured and, therefore, the inability to achieve targeted cost savings could adversely affect the Utilities’ results of operations in future periods.
ASB’s net interest income has also been adversely impacted by lower interest rates across the curve, which are influenced by economic conditions. Accordingly, an extended economic slowdown could have a significant continuing impact on its net interest income. In addition, an extended economic slowdown may also affect the ability of borrowers to make payments on their loans, which would have an adverse impact on ASB’s provision for credit losses.
While the Company believes that it has sufficient liquidity to operate through this crisis, there can be no assurance that sufficient liquidity will be available if the slowdown in economic activity continues for an extended period of time.
The Company is closely monitoring the situation and taking appropriate actions to operate its businesses and protect its workforce while serving customers and the community. The slowdown in economic activity to date has had a significant adverse effect on the Company’s financial performance. If the slowdown in economic activity continues for an extended period of time, it could have a material adverse effect on the Company. These effects could include, but are not limited to:
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
Due to the unprecedented nature of the pandemic and the significant uncertainty it creates, including the unknown severity and duration of the pandemic and the resulting impact it may have on Hawaii businesses and residents of the state, which could also be affected by the pace of distribution, administration, and efficacy of the COVID-19 vaccine, as well as the proportion of the population vaccinated, the Company is unable to predict the full extent of the future impact on the Company’s businesses at this time, and those impacts could have a material adverse effect on the Company’s results of operations, financial position, and cash flows.
Holding Company Risk—HEI is a holding company that derives its income from its operating subsidiaries and depends on the ability of those subsidiaries to pay dividends or make other distributions to HEI and on its own ability to raise capital.  HEI is a legal entity separate and distinct from its various subsidiaries. As a holding company with no significant operations of its own, HEI’s cash flows and consequent ability to service its obligations and pay dividends on its common stock is dependent upon its receipt of dividends or other distributions from its operating subsidiaries and its ability to issue common stock or other equity securities and to incur additional debt. The ability of HEI’s subsidiaries to pay dividends or make other distributions to HEI, in turn, is subject to the risks associated with their operations and to contractual and regulatory restrictions, including:
•the provisions of an HEI agreement with the PUC, which could limit the ability of HEI’s principal electric public utility subsidiary, Hawaiian Electric, to pay dividends to HEI in the event that the consolidated common stock equity of the Utilities falls below 35% of total capitalization of the electric utilities;
•the provisions of an HEI agreement entered into with federal bank regulators in connection with its acquisition of its bank subsidiary, ASB, which requires HEI to contribute additional capital to ASB (up to a maximum amount of additional capital of $28.3 million as of December 31, 2020 under the Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988, between HEI, HEIDI (HEI Diversified Inc.) and the Federal Savings and Loan Insurance Corporation) upon request of the regulators in order to maintain ASB’s regulatory capital at the level required by regulation;
•the minimum capital and capital distribution regulations of the OCC that are applicable to ASB and capital regulations that become applicable to HEI and ASB Hawaii;
•the receipt of a letter from the FRB communicating the OCC’s and the FRB’s non-objection to the payment of any dividend ASB proposes to declare and pay to ASB Hawaii and HEI; and
•the provisions of preferred stock resolutions and debt instruments of HEI and its subsidiaries.
Credit and Capital Market Risk—The Company, and its credit rating, is subject to risks associated with the Hawaii economy (in the aggregate and on an individual island basis), volatile U.S. capital markets and changes in the interest rate and credit market environment that have or could result in higher retirement benefit plan funding requirements, declines in ASB’s interest rate margins and investment values, higher delinquencies and charge-offs in ASB’s loan portfolio and restrictions on the ability of HEI or its subsidiaries to borrow money or issue securities.  The two largest components of Hawaii’s economy are tourism and the federal government (including the military). Because the core businesses of HEI’s subsidiaries are providing local public electric utility services (through Hawaiian Electric and its subsidiaries) and banking services (through ASB) in Hawaii, the Company’s operating results are significantly influenced by: Hawaii’s economy, which in turn is influenced by economic conditions in the mainland U.S. (particularly California) and Asia (particularly Japan) as a result of the impact of those conditions on tourism; by the impact of interest rates on the construction and real estate industries and by the impact of federal government spending in Hawaii, which can be affected by world conditions; and, from time to time, the expiration of federal government appropriations bills. In addition, the Hawaii economy could be directly or indirectly affected by implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions and the potential impacts of global and local developments (including economic conditions and uncertainties; unrest, terrorist acts, wars, conflicts, political protests, deadly virus epidemic, pandemics, or other crisis; the effects of changes that have or may occur in U.S. policy, such as with respect to immigration and trade).
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

Changes in the U.S. capital markets can also have significant effects on the Company. For example, pension funding requirements are affected by the market performance of the assets in the master pension trust maintained for pension plans, and by the discount rate used to estimate the service and interest cost components of net periodic pension cost and value obligations. The Utilities’ pension tracking mechanisms help moderate pension expense; however, a significant reduction in the discount rate or in the value of the Company’s defined benefit pension plan assets could result in a substantial increase in the gap between the projected benefit obligations under the plans and the value of plan assets, resulting in increases in funding requirements.
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
Interest rate risk also represents a market risk factor affecting the fair value of ASB’s investment securities. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair values of those instruments, respectively. Disruptions in the credit markets, a liquidity crisis in the banking industry or increased levels of residential mortgage delinquencies and defaults may result in decreases in the fair value of ASB’s investment securities and an impairment, requiring ASB to write down its investment securities. As of December 31, 2020, ASB’s investment in U.S. Treasury, federal agency obligations, and mortgage-backed securities have an implicit guarantee from the U.S. government.
Geographic Concentration Risk—The Company is subject to the risks associated with the geographic concentration of its businesses and current lack of interconnections that could result in service interruptions at the Utilities or higher default rates on loans held by ASB.  The business of the Utilities is concentrated on the individual islands they serve in the State of Hawaii. Their operations are more vulnerable to service interruptions than are many U.S. mainland utilities because none of the systems of the Utilities are interconnected with the systems on the other islands they serve. Because of this lack of interconnections, it is necessary to maintain higher generation reserve margins than are typical for U.S. mainland utilities to help ensure reliable service. Service interruptions, including in particular extended interruptions that could result from a natural disaster or terrorist activity, could adversely impact the revenues and costs of some or all of the Utilities.
Substantially all of ASB’s consumer loan customers are Hawaii residents. A significant portion of the commercial loan customers are also located in Hawaii. While a majority of customers are on Oahu, ASB also has customers on the neighbor islands (whose economies have been weaker than Oahu’s economy during the last economic downturn). Substantially all of the real estate underlying ASB’s residential and commercial real estate loans are located in Hawaii. These assets may be subject to a greater risk of default than other comparable assets held by financial institutions with other geographic concentrations in the event of adverse economic, political or business developments or natural disasters affecting Hawaii and affect the ability of ASB’s customers to make payments of principal and interest on their loans.
Competitive and Technological Risk—Increasing competition and technological advances could cause HEI’s businesses to lose customers or render their operations obsolete.  The banking industry in Hawaii, and certain aspects of the electric utility industry, are competitive. The success of HEI’s subsidiaries in meeting competition and responding to technological advances will continue to have a direct impact on HEI’s consolidated financial performance. For example:
•ASB, one of the largest financial institutions in the state, is in direct competition for deposits and loans not only with two larger institutions that have substantial capital, technology and marketing resources, but also with smaller Hawaii institutions and other U.S. institutions, including credit unions, mutual funds, mortgage brokers, finance companies and investment banking firms. Larger financial institutions may have greater access to capital at lower costs, which could impair ASB’s ability to compete effectively. New or significant advances in technology (e.g., significant advances in internet or mobile banking) could render the operations of ASB less competitive or obsolete.
•The Utilities face competition from IPPs; customer self-generation, with or without cogeneration; customer energy storage; and the potential formation of community-based, cooperative ownership or municipality structures for electrical service on all islands it serves. With the exception of certain identified projects, the Utilities are required to use competitive bidding to acquire a future generation resource unless the PUC finds competitive bidding to be unsuitable. The PUC sets policies for distributed generation interconnection agreements and standby rates. The results of competitive bidding, competition from IPPs, customer self-generation, and potential cooperative ownership or municipality structures for electric utility service, and the rate at which technological developments facilitating nonutility generation of electricity, combined heat and power technology, off-grid microgrids, and customer energy storage may render the operations of the Utilities less competitive or outdated and adversely affect the Utilities and the results of their operations.
Cybersecurity Risk—The Company may be subject to information technology and operational system failures, network disruptions, cyber attacks and breaches in data security that could adversely affect its businesses and reputation. The Company and its subsidiaries rely on information technology systems, some of which are managed or hosted by third party service providers, to manage its business data, communications, and other business processes. Such information technology systems may be vulnerable to cyberattacks or other security incidents, which could result in unauthorized access to confidential data or disruptions to operations. In addition, there is increasing cybersecurity risk associated with the broad adoption of a remote working environment as a result of the pandemic. If the Company is unable to prevent or adequately respond to and resolve an incident, it may have a material impact on the Company’s operations or business reputation.
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
Due to the size, scope and complexity of the Utilities’ business, the development and maintenance of information technology systems to process and track information is critical and challenging. The Utilities often rely on third-party vendors to host, maintain, modify, and update its systems and these third-party vendors could cease to exist, fail to establish adequate processes to protect the Utilities systems and information, experience supply chain compromises or other internal or external security incidents. In addition, the Utilities are pursuing complex business transformation initiatives, which include the implementation of new systems and the upgrade or replacement of existing systems. Significant system changes increase the risk of system interruptions. Although the Utilities maintain change control processes to mitigate this risk, system interruptions may occur. Further, delay or failure to complete the integration of information systems and processes may result in delays in regulatory cost recovery, or the failure to realize the benefits anticipated to be derived from these initiatives.

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
Uninsured Losses—HEI’s businesses could suffer losses that are uninsured due to a lack of affordable insurance coverage, unavailability of insurance coverage or limitations on the insurance coverage the Company does have.  In the ordinary course of business, HEI and its subsidiaries purchase insurance coverages (e.g., property and liability coverages) to protect against loss of, or damage to, their properties and against claims made by third parties and employees for property damage or personal injuries. However, the protection provided by such insurance is limited in significant respects and, in some instances, there is no coverage. Some of the insurance coverages have substantial deductibles or has limits on the maximum amounts that may be recovered. In common with other companies in its line of business, the Utilities’ overhead and underground transmission and distribution systems (with the exception of substation buildings and contents), which have a replacement value roughly estimated at $8 billion, are largely not insured against loss or damage because the amount of transmission and distribution system insurance capacity is limited and the premiums are cost prohibitive. Similarly, the Utilities have no business interruption insurance as the premiums for such insurance would be cost prohibitive, particularly since the Utilities are not interconnected to other systems. If a hurricane or other uninsured catastrophic natural disaster were to occur, and if the PUC did not allow the affected Utilities to recover from ratepayers restoration costs and revenues lost from business interruption, the lost revenues and repair expenses could result in a significant decrease in HEI’s consolidated net income or in significant net losses for the affected periods.
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
Environmental Regulation—Increased federal and state environmental regulation will require an increasing commitment of resources and funds and could result in construction delays or penalties and fines for non-compliance. HEI and its subsidiaries are subject to federal, state and local environmental laws and regulations relating to air quality, water quality, hazardous substances, waste management, natural resources and health and safety, which regulate, among other matters, the operation of existing facilities, the construction and operation of new facilities and the proper cleanup and disposal of hazardous and toxic wastes and substances. These laws and regulations could result in increased capital, operating, and other costs. HEI or its subsidiaries are currently involved in investigatory or remedial actions at current, former or third-party sites and there is no assurance that the Company will not incur material costs relating to these sites. In addition, compliance with these legal requirements requires the Utilities to commit significant resources and funds toward, among other things, environmental monitoring, installation of pollution control equipment and payment of emission fees. These laws and regulations, among other things, require that certain environmental permits be obtained in order to construct or operate certain facilities, and obtaining such permits can entail significant expense and cause substantial construction delays. Also, these laws and regulations may be amended from time to time, including amendments that increase the burden and cost of compliance. For example, emission and/or discharge limits may be tightened, more extensive permitting requirements may be imposed and additional substances may become regulated. In addition, significant regulatory uncertainty exists regarding the impact of federal or state greenhouse gas emission limits and reductions.
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
Regulatory Risk—Actions of the PUC are outside the control of the Utilities and could result in inadequate or untimely rate increases, in rate reductions or refunds or in unanticipated delays, expenses or writedowns in connection with the construction of new projects.  The rates the Utilities are allowed to charge for their services and the timeliness of permitted rate increases are among the most important items influencing the Utilities’ results of operations, financial condition and liquidity. The PUC has broad discretion over the rates that the Utilities charge their customers. On December 23, 2020, as part of the D&O establishing a new PBR Framework, there will be a five-year Multi-year Rate Period (MRP) during which there will be no general rate cases. In the fourth year of the MRP, the PUC will comprehensively review the PBR Framework to determine if any modifications or revisions are appropriate.
Any adverse decision by the PUC concerning the level or method of determining electric utility rates at the end of the multi-year rate period including the items and amounts that may be included in rate base, the returns on equity or rate base found to be reasonable, the potential consequences of exceeding or not meeting such returns, the denial of exception project recovery applications during the multi-year rate period, adverse impact of adjustments made to the PBR Framework, decisions on recovery of exogenous items, under the PBR Framework, or any prolonged delay in rendering a decision in a rate or other proceeding could have a material adverse effect on Hawaiian Electric’s consolidated results of operations, financial condition and liquidity.
To improve the timing and certainty of the recovery of their costs, the Utilities have proposed and/or received approval of various cost recovery mechanisms, including an ECRC (changed from ECAC in 2019, now also includes a PUC-ordered risk-sharing split between ratepayers and the Utilities for fossil fuel price variations from baseline prices, with a current annual aggregate exposure cap of +/- $3.7 million), a PPAC, and pension and OPEB tracking mechanisms, as well as a decoupling mechanism, an exceptional project recovery mechanism (EPRM), formerly major project interim recovery (MPIR) adjustment mechanism, and a Renewable Energy Infrastructure Program (REIP) surcharge. A change in, or the elimination of, any of these cost recovery mechanisms, could have a material adverse effect on the Utilities. See “Regulatory mechanisms” in Electric Utility’s Business.
Under the new PBR Framework, the Utilities’ the annual revenue adjustment (ARA) includes a customer dividend consisting of a negative adjustment of 0.22% compounded annually and a flow through of the “pre-PBR” savings commitment from the management audit recommendations developed in the 2020 test year rate case. Not achieving the cost savings commitment could have a material adverse effect on the Utilities. Under the new PBR Framework, the existing PIMs continue, and the PUC established new PIMs. Not meeting the PIMs that have penalties for not achieving performance incentive goals could have a material adverse effect on the Utilities.
Based on the current operations of the Utilities and regulatory framework, including the impact of the newly approved PBR Framework, the Utilities continue to follow regulatory accounting under Accounting Standards Codification (ASC) 980. Continued accounting in this manner requires that certain criteria relating to the recoverability of such costs through rates be met, including achieved financial results that support the recovery of costs. If events or circumstances should change, such that the criteria are no longer satisfied, the Utilities expect that their regulatory assets (amounting to $767 million as of December 31, 2020), net of regulatory liabilities (amounting to $960 million as of December 31, 2020), would be charged to the statement of income in the period of discontinuance. See “Performance-based regulation framework” in Note 3 of the Consolidated Financial Statements.
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
Weather Conditions Risk—Electric utility operations are significantly influenced by weather conditions.  The Utilities’ results of operations can be affected by the weather and natural disasters. Weather conditions, particularly temperature and humidity, directly influence the demand for electricity. In addition, severe weather and natural disasters, such as hurricanes, earthquakes, tsunamis, lava flows and lightning storms, some of which may become more severe or frequent as a result of global climate changes, can cause outages and property damage and require the Utilities to incur significant additional expenses that may not be recoverable.
Climate Change Risk—Electric utility operations may be significantly influenced by climate change.  While the timing, extent and ultimate effects of climate change cannot be determined with any certainty, climate change is predicted to result in sea level rise, which could potentially impact coastal and other low-lying areas (where much of the Utilities’ electric infrastructure is sited), and could cause erosion of beaches, saltwater intrusion into aquifers and surface ecosystems, higher water tables and increased flooding and storm damage due to heavy rainfall. The effects of climate change on the weather (for example, floods, hurricanes, heat waves or drought conditions, the latter of which could increase wildfire risk), sea levels, and water availability and quality, all have the potential to materially adversely affect the results of operations, financial condition and liquidity of the Utilities. For example, severe weather and its related impacts could cause significant harm to the Utilities’ physical facilities.
Third Party Performance Risk—Electric utility operations depend heavily on third-party suppliers of fuel and purchased power.  The Utilities rely on fuel suppliers and shippers, and IPPs to deliver fuel and power, respectively, in accordance with contractual agreements. Approximately 69% of the net energy generated or purchased by the Utilities in 2020 was generated from the burning of fossil fuel oil, and purchases of power by the Utilities provided about 46% of their total net energy generated and purchased for the same period. Failure or delay by fuel suppliers and shippers to provide fuel pursuant to existing contracts, or failure by a major IPP to deliver the firm capacity anticipated in its PPA, could disrupt the ability of the Utilities to deliver electricity and require the Utilities to incur additional expenses to meet the needs of their customers that may not be recoverable. In addition, as the IPP contracts near the end of their terms, there may be less economic incentive for the IPPs to make investments in their units to ensure the availability of their units. Also, as these contractual agreements end, the Utilities may not be able to purchase fuel and power on terms equivalent to the current contractual agreements.
Capacity Risk—The capacity provided by the Utilities’ generating resources and third-party purchased power may not be sufficient to meet customers’ energy requirements.  The Utilities rely upon their generating resources and purchased power from third parties to meet their customers’ energy requirements. The Utilities update their generation capacity evaluation each year to determine the Utilities’ ability to meet reasonably expected demands for service and provide reasonable reserves for emergencies. These evaluations are impacted by a variety of factors, including customer energy demand, energy conservation and efficiency initiatives, economic conditions, and weather patterns. If the capacity provided by the Utilities’ generating resources and third-party purchased power is not adequate relative to customer demand, the Utilities may have to contract to buy more power from third parties, invest in additional generating facilities over the long-term, or extend the operating life of existing utility units. Any failure to meet customer energy requirements could negatively impact the satisfaction of the Utilities’ customers, which could have an adverse impact on the Utilities’ business and results of operations.
Stakeholder Activism Risk—Electric utility and third-party purchased power projects may be significantly impacted by stakeholder activism.  The potential impact of stakeholder activism could increase total utility project costs, and delay the permitting, construction and overall timing or preclude the completion of third-party or utility projects that are required to meet electricity demand, resilience and reliability objectives, and RPS goals. If a utility project cannot be completed, the project costs may need to be written off in amounts that could result in significant reductions in Hawaiian Electric’s consolidated net income.

Operational Risk—Electric utility generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated and/or increased operation and maintenance expenses and increased power purchase costs.  Operation of electric generating facilities involves certain risks which can adversely affect energy output and efficiency levels. Included among these risks are facility shutdowns or power interruptions due to insufficient generation or a breakdown or failure of equipment or processes. In addition, operations could be negatively impacted by interruptions in fuel supply, inability to negotiate satisfactory collective bargaining agreements when existing agreements expire or other labor disputes, inability to comply with regulatory or permit requirements, disruptions in delivery of electricity, operator error and catastrophic events such as earthquakes, tsunamis, hurricanes, fires, explosions, lava flows, floods or other similar occurrences affecting the Utilities’ generating facilities or transmission and distribution systems.
Legislative Risk—The Utilities may be adversely affected by new legislation or administrative actions.  Congress, the Hawaii legislature and governmental agencies periodically consider legislation and other initiatives that could have uncertain or negative effects on the Utilities and their customers. Congress, the Hawaii legislature and governmental agencies have adopted, or are considering adopting, a number of measures that will significantly affect the Utilities, as described below.
Renewable Portfolio Standards law.  In 2015, Hawaii’s RPS law was amended to require electric utilities to meet an RPS of 15%, 30%, 40%, 70% and 100% by December 31, 2015, 2020, 2030, 2040 and 2045 respectively. Energy savings resulting from energy efficiency programs do not count toward the RPS after 2014. The Utilities are committed to achieving these goals and met the 2015 and 2020 RPS; however, due to the exclusion of energy savings in calculating RPS after 2014 and risks such as potential delays in IPPs being able to deliver contracted renewable energy, it is possible the Utilities may not attain the required renewable percentages in the future, and management cannot predict the future consequences of failure to do so (including potential penalties to be assessed by the PUC). On December 19, 2008, the PUC approved a penalty of $20 for every MWh that an electric utility is deficient under Hawaii’s RPS law. The PUC noted, however, that this penalty may be reduced, in the PUC’s discretion, due to events or circumstances that are outside an electric utility’s reasonable control, to the extent the event or circumstance could not be reasonably foreseen and ameliorated, as described in the RPS law and in an RPS framework adopted by the PUC. In addition, the PUC ordered that the Utilities will be prohibited from recovering any RPS penalty costs through rates.
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
In July 2007, the State Legislature passed Act 234, which requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990. On June 20, 2014, the Governor signed the final rules required to implement Act 234 and these rules went into effect on June 30, 2014. In general, Act 234 and the GHG rule require affected sources that have the potential to emit GHGs in excess of established thresholds to reduce their GHG emissions by 16% below 2010 emission levels by 2020. In accordance with State requirements, the Utilities submitted an Emissions Reduction Plan (ERP) to the DOH on June 30, 2015, with the most recent revision filed on June 9, 2020, to reflect the partnership established between the Utilities and several IPPs. In this plan, the partnership has committed to a 16% reduction in GHG emissions in accordance with the rule. The DOH issued the air permits incorporating the ERP including provisions to address the period of unavailability of the PGV facility on Hawaii Island. It is expected that with the advent of additional renewable projects and the application to the PUC with respect to the expansion of the PPA for the PGV project, the goals should be attainable.
Hawaii Revised Statutes (HRS) Section 269-6(b) requires that “in making determinations of the reasonableness of the costs of utility system capital improvements and operations, the PUC shall explicitly consider, quantitatively or qualitatively, the effect of the State’s reliance on fossil fuels on price volatility, export of funds for fuel imports, fuel supply reliability risk, and greenhouse gas emissions.” Based on HRS Section 269-6(b) and recent case law discussing the scope of this section, the Utilities are performing GHG analyses to quantitatively or qualitatively describe the GHG emissions of proposed projects that are submitted to the PUC for approval.
In June 2018, House Bill 2182 was signed into law as Act 15 and took effect on July 1, 2018. Among its provisions, Act 15 aligned the State’s clean energy and carbon sequestration efforts with climate initiative goals and established a statewide carbon neutral goal by 2045. Under this Act, efforts would be made to “sequester more atmospheric carbon and greenhouse gases than emitted within the State as quickly as practicable, but no later than 2045.” The Hawaii Climate Change Mitigation and

Adaptation Commission, administratively placed under the State Department of Land and Natural Resources, was charged with endeavoring to achieve the target, and giving consideration to the impact of its plans, decisions and strategies on the State’s ability to attain the goal. The general functions, duties and powers of the Hawaii Climate Change Mitigation and Adaptation Commission are set forth in HRS Section 225P-3. To achieve its mandates, the Hawaii Climate Change Mitigation and Adaptation Commission may recommend plans, decisions and strategies that could have an impact on various entities including the Utilities.
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
Renewable Transition Risk—The Utilities may be subject to increased operational challenges and their results of operations, financial condition and liquidity may be adversely impacted in meeting the commitments and objectives of clean energy initiatives and Renewable Portfolio Standards (RPS). The far-reaching nature of the Utilities’ renewable energy commitments and the RPS goals present risks to the Company. Among such risks are: (1) the dependence on third-party suppliers of renewable purchased energy, which if the Utilities are unsuccessful in negotiating purchased power agreements with such IPPs or if a major IPP fails to deliver the anticipated capacity and/or energy in its purchased power agreement, could impact the Utilities’ achievement of their commitments to RPS goals and/or the Utilities’ ability to deliver reliable service; (2) delays in acquiring or unavailability of non-fossil fuel supplies for renewable generation; (3) the impact of intermittent power to the electrical grid and reliability of service if appropriate supporting infrastructure is not installed or does not operate effectively; (4) the likelihood that the Utilities may need to make substantial investments in related infrastructure, which could result in increased borrowings and, therefore, materially impact the financial condition and liquidity of the Utilities; (5) the imputed debt related to the pending renewable power purchase agreements under the stage 1 and stage 2 RFPs could result in a credit rating downgrade for the Utilities and the Company; and (6) the commitment to support a variety of initiatives, which, if approved by the PUC, may have a material impact on the results of operations and financial condition of the Utilities depending on their design and implementation. These initiatives include, but are not limited to, programs to enable more customer-sited generation. The implementation of these or other programs may adversely impact the results of operations, financial condition and liquidity of the Utilities.
Bank risks.
The following risks are generally specific to ASB, but could have a material adverse effect on the Company’s consolidated results of operations, financial condition and liquidity.
Interest Rate Risk—Fluctuations in interest rates could result in lower net interest income, impair ASB’s ability to originate new loans or impair the ability of ASB’s adjustable-rate borrowers to make increased payments or cause such borrowers to repay their adjustable-rate loans.  Interest rate risk is a significant risk of ASB’s operations. ASB’s net interest income consists primarily of interest income received on fixed-rate and adjustable-rate loans, mortgage-backed securities and investments, less interest expense consisting primarily of interest paid on deposits and other borrowings. Interest rate risk arises when earning assets mature or when their interest rates change in a time frame different from that of the costing liabilities. Changes in market interest rates, including changes in the relationship between short-term and long-term market interest rates (e.g., a flat or an inverted yield curve) or between different interest rate indices, and the duration and severity of the changes in market interest rates can impact ASB’s net interest margin. See “Quantitative and Qualitative Disclosures about Market Risk.”
Although ASB pursues an asset-liability management strategy designed to mitigate its risk from changes in market interest rates, unfavorable movements in interest rates could result in lower net interest income. Residential 1-4 family fixed-rate mortgage loans comprised about 37% of ASB’s loan portfolio as of December 31, 2020 and do not re-price with movements in interest rates. ASB continues to face a challenging interest rate environment. Increases in market interest rates could have an adverse impact on ASB’s cost of funds. Higher market interest rates could lead to higher interest rates paid on deposits and other borrowings. Significant increases in market interest rates, or the perception that an increase may occur, could adversely affect ASB’s ability to originate new loans and grow. An increase in market interest rates, especially a sudden increase, could also adversely affect the ability of ASB’s adjustable-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs. Conversely, a decrease in interest rates or a mismatching of maturities of interest sensitive financial instruments could result in an acceleration in the prepayment of loans and mortgage-backed securities and impact ASB’s ability to reinvest its liquidity in similar yielding assets.

LIBOR Sunset Transition Risk—Changes in the method for determining London Interbank Offered Rate (LIBOR) and the potential replacement of LIBOR may affect our loan portfolio and interest income on loans. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (SOFR). The potential effect of the elimination of LIBOR on ASB’s LIBOR-indexed loan portfolio and interest income on loans cannot yet be determined.
Credit Risk—ASB’s allowance for credit losses may not cover actual loan losses. ASB’s allowance for credit losses is ASB’s estimate of lifetime expected credit losses on financial instruments and other commitments to extend credit and is based on a continuing assessment of:
•existing risks in the loan portfolio;
•historical loss experience with ASB’s loans;
•changes in collateral value;
•current conditions (for example, economic conditions, real estate market conditions and interest rate environment) and;
•reasonable and supportable forecasts that affect the collectability of the reported amount.

If ASB’s actual loan losses exceed its allowance for credit losses, it may incur losses, its financial condition may be materially and adversely affected, and additional capital may be required to enhance its capital position. In addition, various regulatory agencies, as an integral part of their examination process, regularly review the adequacy of ASB’s allowance. These agencies may require ASB to establish additional allowances based on their judgment of the information available at the time of their examinations. No assurance can be given that ASB will not sustain loan losses in excess of present or future levels of its allowance for credit losses.
Operational Risk—ASB’s operations are affected by factors that are beyond its control, that could result in lower revenues, higher expenses or decreased demand for its products and services.  ASB’s results of operations depend primarily on the income generated by the supply of, and demand for, its products and services, which primarily consist of loans and deposit services. ASB’s revenues and expenses may be adversely affected by various factors, including:
•local, regional, national and other economic and political conditions that could result in declines in employment and real estate values, which in turn could adversely affect the ability of borrowers to make loan payments and the ability of ASB to recover the full amounts owing to it under defaulted loans;
•the ability of borrowers to obtain insurance and the ability of ASB to place insurance where borrowers fail to do so, particularly in the event of catastrophic damage to collateral securing loans made by ASB;
•faster than expected loan prepayments that can cause an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage servicing assets of ASB;
•changes in ASB’s loan portfolio credit profiles and asset quality, which may increase or decrease the required level of allowance for credit losses;
•technological disruptions affecting ASB’s operations or financial or operational difficulties experienced by any outside vendor on whom ASB relies to provide key components of its business operations, such as business processing, network access or internet connections;
•events of default and foreclosure of loans whereby ASB becomes the owner of mortgage properties that presents environmental risk or potential clean up liability;
•the impact of legislative and regulatory changes, including changes affecting capital requirements, increasing oversight of and reporting by banks, or affecting the lending programs or other business activities of ASB;
•additional legislative changes regulating the assessment of overdraft, interchange and credit card fees, which can have a negative impact on noninterest income;
•public opinion about ASB and financial institutions in general, which, if negative, could impact the public’s trust and confidence in ASB and adversely affect ASB’s ability to attract and retain customers and expose ASB to adverse legal and regulatory consequences;
•increases in operating costs (including employee compensation expense and benefits and regulatory compliance costs), inflation and other factors, that exceed increases in ASB’s net interest, fee and other income; and
•the ability of ASB to maintain or increase the level of deposits, ASB’s lowest costing funds.
Banking Regulatory Risk—Banking and related regulations could result in significant restrictions being imposed on ASB’s business or in a requirement that HEI divest ASB.  ASB is subject to examination and comprehensive regulation by the Department of Treasury, the OCC and the FDIC, and is subject to reserve requirements established by the Board of Governors of the Federal Reserve System. In addition, the FRB is responsible for regulating ASB’s holding companies, HEI and ASB Hawaii. The regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only ASB’s compliance with applicable banking laws and regulations, but also capital adequacy, asset quality, management ability and performance, earnings, liquidity and various other factors.
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
Legislative Risk—Legislative and regulatory initiatives could have an adverse effect on ASB’s business.  From time to time, new legislative and other regulatory initiatives are enacted, which could have an adverse effect on ASB’s business. For example, the Dodd-Frank Act, which became law in July 2010, has had a substantial impact on the financial services industry. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on ASB’s business, results of operations, financial condition and liquidity.
Product Concentration Risk—A large percentage of ASB’s loans and securities are collateralized by real estate, and adverse changes in the real estate market and/or general economic or other conditions may result in loan losses and adversely affect the Company’s profitability.  As of December 31, 2020 approximately 79% of ASB’s loan portfolio was comprised of loans primarily collateralized by real estate, most of which was concentrated in the State of Hawaii. During 2020, ASB’s home equity lines of credit (HELOC) and residential 1-4 family portfolios decreased by 12% and 2%, respectively, and now comprise 73% of total real estate loans. ASB’s financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in the state of Hawaii, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. Adverse changes in the economy may have a negative effect on the ability of borrowers to make timely repayments of their loans. A deterioration of the economic environment in Hawaii, including a material decline in the real estate market, further declines in home resales, a material external shock, or any environmental clean-up obligation, may also significantly impair the value of ASB’s collateral and ASB’s ability to sell the collateral upon foreclosure. In the event of a default, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest. In addition, if poor economic conditions result in decreased demand for real estate loans, ASB’s profits may decrease if its alternative investments earn less income than real estate loans.
Commercial and Consumer Lending Risk—Expanding commercial, commercial real estate and consumer lending activities may result in higher costs and greater credit risk than residential lending activities due to the unique characteristics of these markets.  ASB had been pursuing a strategy that included expanding its commercial, commercial real estate and consumer lines of business. Commercial and commercial real estate loans have a higher risk profile than residential loans. Though both commercial and commercial real estate loans have shorter terms and earn higher spreads than residential mortgage loans, these loan types generally entail higher underwriting and other service costs and present greater credit risks than traditional residential mortgages. Commercial loans are secured by the assets of the business and, upon default, any collateral repossessed may not be sufficient to repay the outstanding loan balance. In addition, loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be affected by current economic conditions and adverse business developments. Commercial real estate properties tend to be unique and are more difficult to value than residential real estate properties. Commercial real estate loans may not be fully amortizing, meaning that they have a significant principal balance or “balloon” payment due at maturity. In addition, commercial real estate properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than noncommercial properties and to the corresponding burdens and costs of compliance with environmental laws and regulations. Also, there may be costs and delays involved in enforcing rights of a property owner against tenants in default under terms of leases with respect to commercial properties. For example, a tenant may seek protection under bankruptcy laws, which could result in termination of the tenant’s lease.
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
General Risk Factors.
ESG Risk—Increased scrutiny and changing stakeholder expectations with respect to our environmental, social and governance (ESG) programs may result in increased costs and expenses and may expose us to new or incremental risks. Companies across all industries, including our businesses, face increasing stakeholder scrutiny related to ESG practices. These stakeholders include investors, customers, consumers, employees, lenders and other stakeholders, and in recent years, certain stakeholders have placed increasing importance on the impact and social cost of their investments. This increased focus and activism related to ESG may hinder the cost of, or access to, capital or financing as these investors or lenders may elect to increase their required returns on capital offered to the company, reallocate capital or not commit capital as a result of their assessment of a company’s ESG profile. Additionally, if we fail to adapt, or perceived to have failed in addressing investor, lender, and other stakeholder ESG expectations or standards, which continue to evolve, or if we fail to fully and accurately report our progress on ESG initiatives, we may suffer reputational damage and our business or financial condition could be materially and adversely affected.

Human Capital Risk—HEI’s businesses may be unable to attract, hire, engage and retain a highly skilled and diverse workforce, including senior management, which could affect the Company’s execution of its growth strategy and profitability and adversely affect its future performance. The skill and experience of the Company’s employees, particularly with respect to the senior management team, are vital to the Company’s success. The management teams of HEI’s businesses have significant industry experience and would be difficult to replace. Failure to attract, hire, develop, motivate, and retain highly qualified and diverse employee talent, to develop and implement an adequate succession plan for the senior management team, or to maintain a successful work culture that fosters collaboration, innovation, and communications could disrupt the Company’s operations and adversely affect its businesses and its future success.

Pension Liability Risk—HEI and Hawaiian Electric and their subsidiaries may incur higher retirement benefits expenses and have and will likely continue to recognize substantial liabilities for retirement benefits.  Retirement benefits expenses and cash funding requirements could increase in future years depending on numerous factors, including, but not limited to, the performance of the U.S. equity markets, trends in interest rates and health care costs, plan amendments, mortality improvements, new laws relating to pension funding and changes in accounting principles. For the Utilities, however, retirement benefits expenses, as adjusted by the pension and postretirement benefits other than pensions (OPEB) tracking mechanisms, have been an allowable expense for rate-making purposes.

Tax Legislation Risk—Adverse tax rulings or developments or changes in tax legislation could result in significant increases in tax payments and/or expense.  Governmental taxing authorities could challenge a tax return position taken by HEI or its subsidiaries and, if the taxing authorities prevail, HEI’s consolidated tax payments and/or expense, including applicable penalties and interest, could increase significantly. Additionally, changes in tax legislation or IRS interpretations could increase the Company’s tax burden and adversely affect the Company's financial position, results of operations, and cash flows.
Litigation Risk—The Company could be subject to the risk of uninsured losses in excess of its accruals for litigation matters.  HEI and its subsidiaries are involved in routine litigation in the ordinary course of their businesses, most of which is covered by insurance (subject to policy limits and deductibles). However, other litigation may arise that is not routine or involves claims that may not be covered by insurance. Because of the uncertainties associated with litigation, there is a risk that litigation against HEI or its subsidiaries, even if vigorously defended, could result in costs of defense and judgment or settlement amounts not covered by insurance and in excess of reserves established in HEI’s consolidated financial statements.
Changes in Accounting Estimates Risk—Changes in accounting principles and estimates could affect the reported amounts of the Company’s assets and liabilities or revenues and expenses.  HEI’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. Changes in accounting principles (including the possible adoption of International Financial Reporting Standards or new U.S. accounting standards), or changes in the Company’s application of existing accounting principles, could materially affect the financial statement presentation of HEI’s or the

Utilities’ consolidated results of operations and/or financial condition. Further, in preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change include the amounts reported for electric utility revenues; allowance for credit losses; income taxes; investment securities, property, plant and equipment; regulatory assets and liabilities; derivatives; goodwill; pension and other postretirement benefit obligations; and contingencies and litigation.
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

Name	Age	Business experience for last 5 years and prior positions with the Company
Constance H. Lau	68
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
·   ASB Senior Executive Vice President and Chief Operating Officer and Director, 12/99 to 5/01
·   HEI Power Corp. Financial Vice President and Treasurer, 5/97 to 8/99
·   HEI Treasurer, 4/89 to 10/99, and HEI Assistant Treasurer, 12/87 to 4/89
·   Hawaiian Electric Treasurer 12/87 to 4/89 and Assistant Corporate Counsel, 9/84 to 12/87

Gregory C. Hazelton	56
HEI Executive Vice President and Chief Financial Officer since 4/17
HEI Treasurer, 3/18 to 11/19
HEI Senior Vice President, Finance, 10/16 to 4/17
·    Prior to rejoining the Company in 2016: Northwest Natural Gas Company, Senior Vice President, Chief Financial Officer and Treasurer, 2/16 to 9/16, and Northwest Natural Gas Company, Senior Vice President and Chief Financial Officer, 6/15 to 2/16
·    HEI Vice President, Finance, Treasurer and Controller, 8/13 to 6/15
· Prior to joining the Company in 2013: UBS Investment Bank, Managing Director, Global Power & Utilities Group 3/11 to 5/13

Kurt. K. Murao	51
HEI Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary since 1/20
·    HEI Vice President - Legal & Administration and Corporate Secretary, 10/16 to 12/19
·    HEI Associate General Counsel, 3/11 to 10/16

Scott W. H. Seu	55	Hawaiian Electric President and Chief Executive Officer since 2/20
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
·   Hawaiian Electric Manager, Resource Acquisition Department, 3/09 to 8/10
·   Hawaiian Electric Manager, Energy Projects Department, 5/04 to 3/09
·   Hawaiian Electric Manager, Customer Installations Department, 1/03 to 5/04
·   Hawaiian Electric Manager, Environmental Department, 4/98 to 12/02
·   Hawaiian Electric Principal Environmental Scientist, 1/97 to 4/98
·   Hawaiian Electric Senior Environmental Scientist, 5/96 to 12/96
		· Hawaiian Electric Environmental Scientist, 8/93 to 5/96
Richard F. Wacker	58	ASB President and Chief Executive Officer since 11/10 ASB Director since 11/10
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
HEI:
Certain of the information required by this item is disclosed in Note 14, “Regulatory restrictions on net assets” and Note 17, “Quarterly information (unaudited)” of the Consolidated Financial Statements and “Item 6. Selected Financial Data” and “Equity compensation plan information” under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.
HEI’s common stock is traded on the New York Stock Exchange under the ticker symbol “HE.” The total number of holders of record of HEI common stock (i.e., registered holders) as of February 12, 2021, was 5,410. On February 9, 2021, the HEI Board of Directors approved a 1 cent increase in the quarterly dividend from $0.33 per share to $0.34 per share, starting with the dividend in the first quarter of 2021. HEI currently expects to maintain the dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company, and the current and expected future economic conditions.
Purchases of HEI common shares were made during the fourth quarter to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2020	23,985	$34.55	—	NA
November 1 to 30, 2020	17,502	36.33	—	NA
December 1 to 31, 2020	189,171	36.81	—	NA
Total	230,658	36.54	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
** The purchases were made to satisfy the requirements of the DRIP, the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP), and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 194,841 of the 230,658 shares were purchased for the DRIP; 28,315 of the 230,658 shares were purchased for the HEIRSP; and the remaining of the 7,502 shares were purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.
Hawaiian Electric:
Since a corporate restructuring on July 1, 1983, all the common stock of Hawaiian Electric has been held solely by its parent, HEI, and is not publicly traded. Accordingly, information required with respect to “Market information” and “holders” is not applicable to Hawaiian Electric.
The dividends declared and paid on Hawaiian Electric’s common stock for the quarters of 2020 and 2019 were as follows:

Quarters ended	2020	2019
(in thousands)
March 31	$26,784	$25,313
June 30	26,784	25,313
September 30	26,784	25,313
December 31	26,782	25,313
Total	$107,134	$101,252
Also, see “Liquidity and capital resources” in HEI’s MD&A.
See the discussion of regulatory and other restrictions on dividends or other distributions in Note 14 of the Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA
HEI:

Selected Financial Data
Hawaiian Electric Industries, Inc. and Subsidiaries
Years ended December 31	2020	2019	2018	2017	2016
(dollars in thousands, except per share amounts)
Results of operations
Revenues	$2,579,775	$2,873,948	$2,860,849	$2,555,625	$2,380,056
Net income for common stock	197,824	217,882	201,774	165,297	248,256
Basic earnings per common share	1.81	2.00	1.85	1.52	2.30
Diluted earnings per common share	1.81	1.99	1.85	1.52	2.29
Return on average common equity	8.6%	9.8%	9.5%	7.9%	12.4%
Financial position *
Total assets	$15,004,007	$13,745,251	$13,104,051	$12,534,160	$11,881,981
Deposit liabilities	7,386,957	6,271,902	6,158,852	5,890,597	5,548,929
Other bank borrowings	89,670	115,110	110,040	190,859	192,618
Long-term debt, net—other than bank	2,119,129	1,964,365	1,879,641	1,683,797	1,619,019
Preferred stock of subsidiaries – not subject to mandatory redemption	34,293	34,293	34,293	34,293	34,293
Common stock equity	2,337,502	2,280,260	2,162,280	2,097,386	2,066,753
Common equity ratio	51%	51%	124%	53%	56%
Common stock
Book value per common share *	$21.41	$20.92	$19.86	$19.28	$19.03
Dividends declared per common share	1.32	1.28	1.24	1.24	1.24
Dividend payout ratio	73%	64%	67%	82%	54%
Market price to book value per common share *	165%	224%	184%	188%	174%
Price earnings ratio **	19.6x	23.5x	19.8x	23.8x	14.4x
Common shares outstanding (thousands) *	109,181	108,973	108,879	108,788	108,583
Weighted-average-basic (thousands)	109,140	108,949	108,855	108,749	108,102
Shareholders ***	24,225	24,766	25,369	26,064	26,831
Employees *	3,702	3,846	3,898	3,880	3,796
*    At December 31.
**    Calculated using December 31 market price per common share divided by basic earnings per common share.
***    At December 31. Represents registered shareholders plus participants in the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP) who are not registered shareholders. As of February 12, 2021, HEI had 5,410 registered shareholders (i.e., holders of record of HEI common stock), 21,650 DRIP participants and total shareholders of 24,122.
2019 results include $10.8 million of gains ($7.9 million after-tax at ASB’s statutory tax rate of 26.8%) on sales of real estate associated with ASB’s transition to its new campus. The gains were partially offset by $3.2 million ($2.4 million after-tax at ASB’s statutory tax rate of 26.8%) of exit costs associated with the move to the new campus. 2018, 2019 and 2020 results include the impact of the lower federal corporate tax rate as a result of the Tax Act. 2018 also reflects certain tax return adjustments relating to the benefit associated with additional tax deductions taken in the Company’s 2017 tax returns in conjunction with the rate differential provided in the Tax Act. The lower tax rate in 2018, 2019 and 2020 was partially offset by other Tax Act changes, relating to the non-deductibility of excess executive compensation and various fringe benefit costs. 2017 results include a $14 million adjustment, primarily to reduce deferred tax net asset balances (not accounted for under Utility regulatory ratemaking) to reflect the lower rates enacted by the Tax Act and $20 million ($11 million, net of tax impacts) lower in RAM revenues than prior year due to the expiration of the 2013 settlement agreement that allowed the accrual of RAM revenues on January 1 (vs. June 1) for 2016 at Hawaiian Electric. Results for 2016 include Merger- and Spin-Off-related income/(expenses), net of tax impacts, of $60 million.

Hawaiian Electric:
Selected Financial Data
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2020	2019	2018	2017	2016
(in thousands)
Results of operations
Revenues	$2,265,320	$2,545,942	$2,546,525	$2,257,566	$2,094,368
Net income for common stock	169,340	156,840	143,653	119,951	142,317

Financial position *
Utility plant	$7,749,296	$7,485,178	$7,092,483	$6,717,311	$6,327,102
Accumulated depreciation	(2,819,079)	(2,690,157)	(2,577,342)	(2,476,352)	(2,369,282)
Net utility plant	$4,930,217	$4,795,021	$4,515,141	$4,240,959	$3,957,820
Total assets	$6,457,373	$6,388,682	$5,967,503	$5,630,613	$5,431,903
Current portion of long-term debt	$—	$95,953	$—	$49,963	$—
Short-term borrowings from non-affiliates	49,979	88,987	25,000	4,999	—
Long-term debt, net	1,561,302	1,401,714	1,418,802	1,318,516	1,319,260
Common stock equity	2,141,918	2,047,352	1,957,641	1,845,283	1,799,787
Cumulative preferred stock-not subject to mandatory redemption	34,293	34,293	34,293	34,293	34,293
Capital structure	$3,787,492	$3,668,299	$3,435,736	$3,253,054	$3,153,340
Capital structure ratios (%)
Debt (short-term borrowings, and long-term debt, net, including current portion)	42.5	43.3	42.0	42.2	41.8
Cumulative preferred stock	0.9	0.9	1.0	1.1	1.1
Common stock equity	56.6	55.8	57.0	56.7	57.1
*    At December 31.
HEI owns all of Hawaiian Electric’s common stock. Therefore, per share data is not meaningful.
2018, 2019 and 2020 results include the impact of the lower federal corporate tax rate as a result of the Tax Act, the benefits of which were returned to customers through a reduction in revenue requirements. 2018 also reflects certain tax return adjustments relating to the benefit associated with additional tax deductions taken in the Company’s 2017 tax returns in conjunction with the rate differential provided in the Tax Act. The lower tax rate in 2018, 2019 and 2020 was partially offset by other Tax Act changes, relating to the non-deductibility of excess executive compensation and various fringe benefit costs. 2017 results include $20 million ($11 million, net of tax impacts) lower in RAM revenues than prior year due to: 1) the expiration of the 2013 settlement agreement that allowed the accrual of RAM revenues on January 1 (vs. June 1) for 2016 at Hawaiian Electric, and 2) a $9 million adjustment, primarily to reduce deferred tax net asset balances (not accounted for under regulatory ratemaking) to reflect the lower rates enacted by Tax Act.
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
Bank. ASB is a full-service community bank serving both consumer and commercial customers in the State of Hawaii and has 42 branches on the islands of Oahu (29), Maui (6), Hawaii (4), Kauai (2), and Molokai (1).
Other. The Other segment comprises the results of Pacific Current, which invests in non-regulated clean energy and sustainable infrastructure in the State of Hawaii to help reach the state’s sustainability goals, and HEI’s corporate-level operating, general and administrative expenses.
A major focus of HEI’s financial strategy is to grow core earnings/profitability at the Utilities, Bank and Pacific Current in a controlled risk manner and improve operating, capital and tax efficiencies in order to support its dividend and deliver shareholder value. Together, HEI’s unique combination of power, sustainable investments, and financial services companies provides the Company with a strong balance sheet and the financial resources to invest in the strategic growth of its subsidiaries, while providing an attractive dividend for investors.
Recent developments—COVID-19. The Company’s Incident Management Team, composed of senior executives across the Company, continues to monitor and manage issues related to COVID-19’s impact on the Company and the community. Regular updates are provided to the boards of directors of the Company and its subsidiaries to discuss key focus areas, including employee and customer safety, operations, liquidity, cybersecurity, and internal controls over financial reporting. The Company’s top priority remains unchanged, which is to ensure the safety and well-being of our customers, our employees, their families and the community, while at the same time continuing to deliver essential electric and banking services. To protect its employees and customers and minimize community spread of the coronavirus, the Company’s moratorium on non-essential business travel and a mandatory work-from-home policy for all personnel that can perform their work remotely remains in effect to ensure social distancing. Such work-from-home mandates have not impaired the Company’s ability to maintain effective internal controls over financial reporting and related disclosures. For personnel that cannot perform their work remotely, the Company has taken steps to protect these employees, including implementing practices related to employee and facilities hygiene, in order to ensure the reliability and resilience of its operations.
The Company has extended various programs to support its customers and the community during this difficult and challenging time. For example, Hawaiian Electric has suspended, through March 31, 2021, customer disconnections for nonpayment and is working closely with impacted customers on payment plans. At ASB, borrowers that are experiencing financial hardship may be eligible to receive a loan forbearance, deferment or extension. Additionally, late fee waivers were granted for up to three months and ATM fees were waived through July 1, 2020. ASB has also secured loans totaling more than $370 million for affected businesses under the Paycheck Protection Program (PPP). Through the PPP, which was established under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and implemented by the United States Small Business Association, ASB has helped approximately 4,100 small businesses, which support roughly 40,000 jobs that contribute to economic activity in Hawaii. See “Recent Developments—COVID-19” in the Bank section below.
In light of the ongoing global COVID-19 vaccination effort, the Company expects that the Hawaii economy will continue to improve in 2021. The improvement in economic conditions is expected to result in an increase in kWh sales in 2021 at the Utility, compared to 2020, which would not affect Utility revenues due to decoupling, but may lower the price per kWh paid by customers, and improved credit quality of the loan portfolio at the Bank. However, the extent and pace of any economic recovery is dependent on a number of factors, including the real-world efficacy and availability of vaccines, as well as the pace and the proportion of the population that is vaccinated. For further discussion of the impact of the COVID-19 pandemic on our subsidiaries see “Recent Developments—COVID-19” in the Electric Utility and Bank sections below. There has been no material impact on the “Other” segment and Pacific Current as a result of the COVID-19 pandemic as the primary businesses of Pacific Current are supported by PPAs that provide for contractual cash flows with credit-worthy counterparties.
For a discussion regarding the impact of the economic conditions caused by the pandemic on the Company’s liquidity and capital resources, see discussion under “Financial Condition–Liquidity and capital resources,” contained in each of the “HEI Consolidated,” “Electric utility” and “Bank” sections of this MD&A.
Environmental, Social & Governance. At HEI, environmental, social and governance (ESG) principles and sustainability have long been fundamental values embedded within all aspects of the Company’s activities. With all of its operations in the middle of the Pacific Ocean, the Company’s long-term health, and ability to deliver sustainable value for all stakeholders—including shareholders—is inextricably linked to the well-being of its employees, communities, economy, and environment. That is why the Company sees its mission of being a catalyst for a better Hawaii as advancing the Company’s long-term financial sustainability. The Company has focused on ensuring ESG considerations are appropriately integrated into its governance structures, strategies and risk management. This includes:
•Integration of Board oversight of important ESG matters into its existing governance structures and processes. This includes full Board review of ESG-related strategies, Audit & Risk Committee oversight of ESG risks, Compensation Committee responsibility for ESG-related compensation matters and Nominating & Corporate Governance Committee responsibility for human capital management and for ensuring an appropriate board governance framework is in place with respect to ESG.
•Robust ESG expertise among board members, including directors with direct experience in renewable energy, climate change policy and strategy, environmental management and sustainable investing.
•Expanded ESG goals as part of HEI and utility executive incentive compensation.
•ESG considerations explicitly woven into strategic planning efforts and enterprise risk management processes.

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
HEI consolidated results of operations.

(dollars in millions, except per share amounts)	2020	% change	2019	% change	2018
Revenues	$2,580	(10)	$2,874	—	$2,861
Operating income	311	(10)	348	4	333
Net income for common stock	198	(9)	218	8	202
Net income (loss) by segment:
Electric utility	$169	8	$157	9	$144
Bank	58	(35)	89	8	83
Other	(29)	(4)	(28)	(15)	(24)
Net income for common stock	$198	(9)	$218	8	$202
Basic earnings per share	$1.81	(10)	$2.00	8	$1.85
Diluted earnings per share	$1.81	(9)	$1.99	8	$1.85
Dividends per share	$1.32	3	$1.28	3	$1.24
Weighted-average number of common shares outstanding (millions)	109.1	—	108.9	—	108.9
Dividend payout ratio	73%		64%		67%
In 2020, net income for HEI common stock decreased (9)% to $198 million ($1.81 diluted earnings per share), compared to $218 million ($1.99 diluted earnings per share) in 2019, due to $(31) million lower net income at ASB and $(1) million higher net loss at the “other” segment, partially offset by $13 million higher net income at the Utilities. The decrease in ASB’s 2020 net income compared to 2019 was primarily due to COVID-19’s impact on the local and national economy, which resulted in higher provision for credit losses and lower net interest income due to a lower yield curve. Additionally, 2020 results were lower than 2019 since 2019 benefited from a gain on sale of properties exited in connection with ASB’s move to its new campus. The increase in the Utilities’ 2020 net income compared to 2019 was principally due to higher RAM and higher MPIR revenues, lower O&M expenses, and lower interest expenses, partially offset by higher depreciation and lower allowance for funds used during construction (AFUDC). See “Electric utility,” “Bank,” and “HEI Consolidated—Other segment” sections below for additional information on year-to-year fluctuations.
The Company’s effective tax rate (combined federal and state income tax rates) was lower at 17% in 2020, compared to 19% in 2019, primarily due to higher amortization in 2020 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in the federal income tax rate and an increase in excess tax benefits related to vesting of share-based awards.
For a discussion of 2018 results, please refer to the “HEI consolidated results of operations” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—HEI Consolidated,” in the Company’s 2019 Form 10-K.
Other segment. The “other” business segment (loss)/income includes results of the stand-alone corporate operations of HEI, ASB Hawaii, Inc. (ASB Hawaii), and Pacific Current, LLC.

(in millions)	2020	2019	Increase (decrease)	Primary reason(s)
Revenue[1]	$1	$—	$1	Increase in other sales at Pacific Current subsidiaries.
Operating loss[1]	(19)	(17)	(2)	HEI corporate expenses were higher ($22 million in 2020 vs $19 million in 2019) primarily due to increased charitable donations. Pacific Current operating income were comparable ($3 million in 2020 and 2019).
Interest expense & other	(21)	(21)	—	Interest expense & other in 2020 was comparable to 2019.
Income tax benefit	11	10	1	Higher tax benefit due to an increase in pretax losses
Net loss	$(29)	$(28)	$(1)
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
On March 11, 2020, the World Health Organization declared the virus strain SARS-CoV-2, and the resulting disease COVID-19, to be a pandemic. In response, the Governor of the State of Hawaii issued a number of emergency and supplementary proclamations to limit the spread of the virus. Hawaii’s economy began to weaken in the latter part of March 2020, due to a forced statewide stay-at-home, work-from-home declaration that began on March 25, 2020. The restrictions shuttered many businesses, including hotels, restaurants, bars, and other gathering places, and led to an overwhelming surge in unemployment claims and impacted the tourism industry with a significant reduction to visitor arrivals.
The most recent interim forecast by UHERO, which was issued on December 11, 2020, forecasts full year 2020 real GDP contraction of 10.2%, decline in total visitor arrivals of 74.3%, increase in real personal income of 4.3%, and an unemployment rate of 12.7%. However, federal fiscal and monetary policy response is expected to cushion the economic impact of the pandemic.
The CARES Act was passed by Congress and signed into law on March 27, 2020. The economic relief package totals more than $2 trillion and provides direct economic support to businesses and individuals. On December 27, 2020, the President signed into law the $900 billion economic stimulus package that provides, among others, direct payments to qualifying individuals, extended unemployment benefits, and additional small business aid. Hawaii has received a significant amount of funds through these various federal assistance programs, including the CARES Act, that will help attenuate the impact to Hawaii’s economy.
In September 2020, the City and County of Honolulu announced a framework for reducing the spread of COVID-19 on Oahu, which tracks metrics that dictate the extent of restrictions on businesses and activities. There are four tiers with Tier 1 being the most restrictive. The minimum amount of time spent in each tier is four weeks. In order to move to the next higher tier, the last two weeks of a tier must meet the higher tier’s criteria. If a lower tier’s average daily case count is realized for two weeks in a row, the county will move back to the lower tier for a minimum of four weeks. On October 22, 2020, the county of Honolulu moved from Tier 1 to Tier 2. Due to the uncertainty surrounding the timing and effectiveness of efforts to contain the spread of the virus while reopening the economy, the pace and the extent of the recovery cannot be predicted at this time.

See “Recent Developments—COVID-19” in the “Electric utility” and “Bank” sections below for further discussion of the economic impact caused by the pandemic.
Hawaii’s tourism industry, a significant driver of Hawaii’s economy, suffered dramatically with total visitors declining by nearly 74% to 2.7 million visitors in 2020 down from 10.4 million visitors in 2019, primarily due to travel restrictions amid the COVID-19 pandemic. Effective March 26, 2020, a mandatory 14-day self-quarantine was ordered for all travelers, both residents and visitors, to the islands including inter-island travelers. The mandatory quarantine for inter-island travel was lifted on June 16, 2020, but on August 20, 2020, a mandatory 14-day quarantine for travelers arriving on islands other than Oahu was reinstated. The mandatory quarantine for all travelers from outside the state was lifted, effective October 15, 2020, provided travelers test negative for COVID-19 within 72 hours of flight departure to the State and present valid documentation (additional restrictions may be required to travel to specific islands). In response to the rise in cases on the mainland during November, the island of Kauai temporarily opted out of the program on December 2, 2020. Following new guidelines from the U.S. Centers for Disease Control and Prevention, the mandatory quarantine was reduced to 10 days on December 17, 2020.
Since October 15, 2020, after which the mandatory quarantine was no longer in effect if travelers tested negative for COVID-19 within 72 hours of flight departure to the State, the daily passenger counts improved, averaging over 7,000 passengers per day in December 2020, compared to an average of below 2,000 passengers per day in September 2020, the last full month preceding the change in the mandatory quarantine requirement.
The U.S. Food and Drug Administration issued an emergency use authorization for a vaccine on December 11, 2020 and subsequently issued a second emergency use authorization for a second vaccine on December 18, 2020. The State began its vaccination efforts on December 15, 2020 and has gradually increased the distribution of vaccines to first responders, senior citizens, and front-line essential workers.
Due to the effects of the measures to contain the COVID-19 pandemic, initial unemployment claims filed with the State increased from 62,639 in 2019 to 438,709 during 2020. Hawaii’s seasonally adjusted unemployment rate in December 2020 was 9.3%, which was substantially higher compared to the December 2019 rate of 2.7%. The national unemployment rate in December 2020 was 6.7% compared to 3.6% in December 2019. Hawaii’s unemployment rate is expected to improve over time now that restrictions on travel have been reduced significantly and as the vaccine rollout accelerates.
Hawaii real estate activity through December 2020, as indicated by Oahu’s home resale market, resulted in an increase in the median sales price of 2.4% for condominiums and 5.2% for single family homes during the same period in 2019. The number of closed sales was down 13.0% for condominiums and up 2.3% for single family residential homes for full year 2020 compared to full year 2019.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. The price of crude oil decreased dramatically since the first quarter of 2020 and has remained at levels lower than last year. Lower fuel prices will benefit customers in the form of lower bills given the high proportion of fuel cost in the cost per kWh, comprising approximately 20% of kWh cost on Oahu, but the benefit will be realized over time as existing inventory levels procured at higher cost are drawn down.
At its January 26-27, 2021 meeting, the Federal Open Market Committee (FOMC) decided to maintain the federal funds rate target range of 0%-0.25%. The FOMC plans to continue to maintain an accommodative stance of monetary policy to achieve maximum employment and inflation at the rate of 2 percent over the long run. The Federal Reserve stated that it will increase its holdings of Treasury securities by at least $80 billion per month and of agency mortgage‑backed securities by at least $40 billion per month until substantial further progress has been made toward the FOMC’s maximum employment and price stability goals. These asset purchases help foster smooth market functioning and accommodative financial conditions, thereby supporting the flow of credit to households and businesses.
The Company expects that if economic conditions worsen from current levels or remain depressed for an extended period of time, it could have a material unfavorable impact on the Company’s net revenues or income from continuing operations in 2021.
Liquidity and capital resources.  As of December 31, 2020, HEI and Hawaiian Electric had approximately $65 million and nil of commercial paper outstanding, respectively, and Hawaiian Electric had $47 million of cash and cash equivalents.
As of December 31, 2020, there was no balance on HEI’s revolving credit facility and the available committed capacity under the revolving credit facility was $150 million (see Note 5 of the Consolidated Financial Statements). As of December 31, 2020, there was no balance on Hawaiian Electric’s revolving credit facilities and the available committed capacity under the revolving credit facilities was $275 million. As of December 31, 2020, ASB’s unused FHLB borrowing capacity was approximately $2.1 billion and had unpledged investment securities of $1.6 billion.

The Company expects that its liquidity will continue to be moderately impacted due to COVID-19. For the Utilities, the high level of unemployment in the state and the moratorium on customer disconnections (which moratorium is currently in place through March 31, 2021) are expected to result in higher accounts receivable balances, bad debt expense and write-offs. Additionally, lower kWh sales generally result in delayed timing of cash flows, resulting in higher working capital requirements (see “Recent Developments—COVID-19” in the Electric utility section below). At ASB, liquidity remains at satisfactory levels, with cash increasing year-over-year, largely due to U.S. economic stimulus programs implemented as a result of COVID-19 that led to an increase in customer deposits. ASB’s cash and cash equivalents was $293 million as of December 31, 2020, compared to $178 million as of December 31, 2019. ASB remains well above the “well capitalized” level, but there continues to be significant uncertainty regarding COVID-19’s impact on loan performance and the allowance for credit losses (see “Recent Developments — COVID-19” in the Bank section below).
To preserve and enhance the Company’s liquidity position and address higher working capital requirements, in light of the significant and ongoing uncertainty regarding the potential scale and duration of the COVID-19 pandemic and its impact on the global, national and local economy, the Company completed a number of financing actions in 2020.
•On April 20, 2020, HEI borrowed $65 million under a 364-day term loan to refinance the outstanding amounts under its revolving credit facility, which increased the available committed borrowing capacity under its revolving credit facility.
•On April 20, 2020, the Utilities added an incremental $75 million in committed revolving credit capacity at Hawaiian Electric with a 364-day revolving credit facility. Additionally, $50 million of an existing 364-day term loan was refinanced with a new $50 million term loan maturing in April 2021 (see Note 5 of the Consolidated Financial Statements).
•On May 14, 2020, the Utilities closed on a $160 million private placement of taxable debt, the proceeds of which were used to finance capital expenditures, repay short-term debt used to finance or refinance capital expenditures, and reimburse funds for payment of capital expenditures.
•On October 29, 2020 the Utilities executed a $115 million private placement of taxable debt with a delayed draw feature. On January 14, 2021, the Utilities received proceeds from the private placement and used the funds to finance their capital expenditures and/or to reimburse funds used for the payment of capital expenditures.
•On September 11, 2020, HEI executed a $50 million private placement utilizing a delayed draw feature, which allowed HEI to draw the funds on December 29, 2020. The proceeds of the draw were used to repay $50 million of HEI’s $65 million 364-day term loan. The notes bear interest at 2.98% and mature on December 15, 2030.
•On November 17, 2020, HEI executed a $75 million private placement, utilizing a delayed draw feature with two tranches, to be used in part to refinance $50 million of long-term debt maturing in March 2021. The first tranche of $46 million was drawn on January 28, 2021 and was used to repay the remaining balance of $15 million on the $65 million 364-day term loan, with the remainder used to pay down commercial paper balances and prefund maturing debt. The second tranche of $29 million can be drawn at any time on or before April 16, 2021. The notes bear interest at a weighted average rate of 3.04% and mature on April 17, 2028 ($24 million) and January 28, 2031 ($51 million).
As of December 31, 2020 the total amount of available borrowing capacity (net of commercial paper outstanding) under the Company’s committed lines of credit was approximately $360 million, which was an increase of approximately $146 million compared to December 31, 2019.
In addition to the foregoing financing transactions, in order to further enhance the Company’s liquidity position, the Company has deferred, pursuant to section 2302 of the CARES Act, the payment of the applicable employer portion of Old-Age, Survivors and Disability Insurance payroll tax deposits that are due in 2020, but arose subsequent to the enactment of the CARES Act. The total amount of payroll taxes deferred was approximately $13 million at December 31, 2020. Fifty percent of the deferred payroll taxes will be paid in each of December 2021 and December 2022. The Company had also deferred approximately $6 million per month in planned monthly pension contributions through August 2020 to further strengthen its liquidity position, but elected to fund such deferred contributions in September 2020 in order to deduct the contributions on its 2019 tax return. If further liquidity is necessary, which is not contemplated at this time, the Utilities could also reduce the pace of capital spending related to non-essential projects. Additionally, the Company has the option to issue new shares rather than purchase currently outstanding shares on the open market to satisfy share issuances under its Dividend Reinvestment and Stock Purchase Plan (DRIP) program. The estimated amount of equity capital that could be raised by issuing new shares, rather than utilizing open market purchases, is estimated to be approximately $30 million on an annual basis, based on historical demand, but such future amount is dependent on a number of factors, including, without limitation, future share prices, number of shares/participants in the DRIP program, and the amount of new investment in HEI’s stock by DRIP participants.

The Company believes that its ability to generate cash, both internally from electric utility and banking operations and externally from issuances of equity and debt securities, as well as bank borrowings, is adequate to maintain sufficient liquidity to fund its contractual obligations and commercial commitments, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other cash requirements. However, the COVID-19 pandemic is an evolving situation, and the Company cannot predict the extent or duration of the outbreak, the future effects that it will have on the global, national or local economy, including the impact on the Company’s cost of capital and its ability to access additional capital, or the future impacts on the Company’s financial position, results of operations, and cash flows. See Item 1A. “Risk Factors” in Part I for further discussion of risks and uncertainties.
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

December 31	2020		2019
(dollars in millions)
Short-term borrowings—other than bank	$129	3%	$186	4%
Long-term debt, net—other than bank	2,119	46	1,964	44
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,338	50	2,280	51
	$4,620	100%	$4,464	100%
HEI’s commercial paper borrowings and line of credit facility were as follows:

	Year ended December 31, 2020
(in millions)	Average balance	End-of-period balance	December 31, 2019
Commercial paper	$25	$65	$97
Line of credit draws	6	—	—
Undrawn capacity under HEI’s line of credit facility	—	150	150
Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Liquidity and capital resources” below. The maximum amount of HEI’s short-term commercial paper borrowings in 2020 was $99 million.
HEI utilizes short-term debt, typically commercial paper, to support normal operations, to refinance commercial paper, to retire long-term debt, to pay dividends and for other temporary requirements, including short-term financing needs of its subsidiaries. HEI also periodically makes short-term loans to Hawaiian Electric to meet Hawaiian Electric’s cash requirements, including the funding of loans by Hawaiian Electric to Hawaii Electric Light and Maui Electric, but no such short-term loans to Hawaiian Electric were outstanding as of December 31, 2020. HEI periodically utilizes long-term debt, historically unsecured indebtedness, to fund investments in and loans to its subsidiaries to support their capital improvement or other requirements, to repay long-term and short-term indebtedness and for other corporate purposes. As of December 31, 2020, HEI’s debt maturities in 2021 include $50 million of long-term debt that matures in March 2021 and $15 million related to a 364-day term loan that matures in April 2021. HEI has prefunded these maturities through the $50 million and $75 million private placements. See Notes 5 and 6 of the Consolidated Financial Statements for a brief description of the Company’s loans.
The rating of HEI’s commercial paper and debt securities could significantly impact the ability of HEI to sell its commercial paper and issue debt securities and/or the cost of such debt. As of February 12, 2021, the Fitch, Moody’s and S&P ratings of HEI were as follows:

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
There were no new issuances of common stock through the HEI DRIP, HEIRSP or the ASB 401(k) Plan in 2020, 2019, or 2018 and HEI satisfied the share purchase requirements of the DRIP, HEIRSP and ASB 401(k) Plan through open market purchases of its common stock.
Operating activities provided net cash of $429 million in 2020 and $512 million in 2019. Investing activities used net cash of $1,414 million in 2020 and $542 million in 2019. In 2020, net cash used in investing activities was primarily due to purchases of available-for-sale investment securities, capital expenditures, net increase in loans held for investment and purchases of held-to-maturity investment securities and stock from Federal Home Loan Bank, partly offset by receipt of repayments from available-for-sale and held-to-maturity investment securities, redemption of stock from Federal Home Loan Bank and proceeds from sale of available-for-sale investment securities. In 2019, net cash used in investing activities was primarily due to capital expenditures, net increase in loans held for investment, purchases of available-for-sale and held-to-maturity investment securities and stock from Federal Home Loan Bank and contributions to low-income housing investments, partly offset by receipt of repayments from available-for-sale and held-to-maturity investment securities, redemption of stock from Federal Home Loan Bank and proceeds from sale of available-for-sale investment securities and real estate held for sale.
Financing activities provided net cash of $1,116 million in 2020 and $88 million in 2019. In 2020, net cash provided by financing activities included net increases in deposits and proceeds from issuance of long-term debt, short-term debt and other bank borrowings, partly offset by payment of common and preferred stock dividends, repayment of long-term debt, short-term debt and other bank borrowings and net decreases in short-term borrowings and other bank borrowing with original maturities of three months or less. In 2019, net cash provided by financing activities included proceeds from issuance of long-term debt and short-term debt, net increases in deposits and short-term borrowings, partly offset by payment of common and preferred stock dividends, repayment of long-term debt and funds transferred for redemption of long -term debt and repayment of short-term debt.
For a discussion of 2018 operating, investing and financing activities, please refer to the “Liquidity and capital resources” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—HEI Consolidated,” in the Company’s 2019 Form 10-K.
Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Liquidity and capital resources” sections below.) During 2020, Hawaiian Electric, ASB (through ASB Hawaii) and Hamakua Energy paid cash dividends to HEI of $107 million, $31 million and $7 million, respectively.
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
HEI’s material cash requirements include: capital expenditures, O&M expenses, fuel and purchase power costs, and debt payments at the Utilities; investments in loans and investment securities at the Bank; and shareholder dividends and debt payments at HEI. Forecasted HEI consolidated “net cash used in investing activities” (excluding “investing” cash flows from ASB) for 2021 through 2023 consists primarily of the net capital expenditures of the Utilities principally related to maintaining and modernizing the grid to allow for the integration of more renewable energy, improved customer reliability, and greater system efficiency. The Utilities’ capital expenditures are estimated to range from $1.0 billion to $1.3 billion over the next three years and are expected to be funded primarily through a combination of retained earnings and proceeds from debt issuance, and if required, contributions of equity from HEI (see also discussion regarding other material cash requirements under “Financial Condition–Liquidity and capital resources,” contained in the “Electric utility” and “Bank” sections below). In addition to the funds required for the Utilities’ construction programs and debt maturities, with respect to HEI, approximately $50 million will be required in 2021, $150 million in 2022, and $50 million in 2023 to repay HEI-issued private placement notes and a bank term note, which are expected to be repaid with the proceeds from the issuance of commercial paper, bank borrowings, other medium- or long-term debt, issuance of common stock and/or dividends from subsidiaries. Additional debt and/or equity financing may be utilized to invest in the Utilities, Bank or Pacific Current; to pay down commercial paper or other short-term borrowings; or to fund unanticipated expenditures not included in the 2021 through 2023 forecast, such as increases in the costs of, or an acceleration of, the construction of capital projects of the Utilities or unanticipated utility capital expenditures. In addition, existing debt may be refinanced prior to maturity with additional debt or equity financing (or both).

Selected short-term and long-term contractual obligations and commitments.  Information about payments under the specified contractual obligations and commercial commitments of HEI and its subsidiaries was as follows:

December 31, 2020
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations
Investment in qualifying affordable housing projects	$15	$—	$—	$26	$41
Time certificates	348	139	59	3	549
Short-term borrowings	129	—	—	—	129
Other bank borrowings	90	—	—	—	90
Long-term debt	55	403	109	1,562	2,129
Interest on CDs, other bank borrowings, short-term loan and long-term debt	89	160	138	730	1,117
Operating leases
PPAs classified as leases	63	42	—	—	105
Other operating leases	11	17	12	27	67
Service bureau contract, maintenance agreements and other	18	18	8	—	44
Hawaiian Electric open purchase order obligations[1]	46	13	3	—	62
Hawaiian Electric fuel oil purchase obligations (estimate based on fuel oil price at December 31)	5	5	—	—	10
Hawaiian Electric power purchase–minimum fixed capacity charges not classified as leases	30	60	60	188	338
Total (estimated)	$899	$857	$389	$2,536	$4,681
1Includes contractual obligations and commitments for capital expenditures and expense amounts.
The table above does not include other categories of obligations and commitments, such as deferred taxes, trade payables, amounts that will become payable in future periods under collective bargaining and other employment agreements and employee benefit plans, and potential refunds of amounts collected from ratepayers (e.g., under the earnings sharing mechanism). As of December 31, 2020, the fair value of the assets held in trusts to satisfy the obligations of the Company’s retirement benefit plans did not exceed the retirement benefit plans’ benefit obligation. Minimum funding requirements for retirement benefit plans have not been included in the tables above; however, see Note 10 of the Consolidated Financial Statements for 2021 estimated contributions.
See Note 3 of the Consolidated Financial Statements for a discussion of fuel and power purchase commitments. See Note 4 of the Consolidated Financial Statements for a further discussion of ASB’s commitments.
Off-balance sheet arrangements.  Although the Company and the Utilities have certain off-balance sheet arrangements, management has determined that it has no off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on the Company’s and the Utilities’ financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, including the following types of off-balance sheet arrangements:
1.obligations under guarantee contracts,
2.retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements that serve as credit, liquidity or market risk support to that entity for such assets,
3.obligations under derivative instruments, and
4.obligations under a material variable interest held by the Company or the Utilities in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company or the Utilities, or engages in leasing, hedging or research and development services with the Company or the Utilities.
Material estimates and critical accounting policies.  In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ significantly from those estimates.
Material estimates that are particularly susceptible to significant change include the amounts reported for pension and other postretirement benefit obligations; contingencies and litigation; income taxes; regulatory assets and liabilities; electric utility unbilled revenues; allowance for credit losses; fair value; goodwill impairment; and asset retirement obligations (AROs). Management considers an accounting estimate to be material if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the assumptions selected could have a material impact on the estimate and on the Company’s results of operations or financial condition.
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
Based on various assumptions in Note 10 of the Consolidated Financial Statements, sensitivities of the projected benefit obligation (PBO) and accumulated postretirement benefit obligation (APBO) as of December 31, 2020, associated with a change in certain actuarial assumptions, were as follows and constitute “forward-looking statements”:

Actuarial assumption	Change in assumption in basis points	Impact on HEI Consolidated PBO or APBO	Impact on Consolidated Hawaiian Electric PBO or APBO
(dollars in millions)
Pension benefits
Discount rate	‘+/- 50	$(213)/$244	$(202)/$231
Other benefits
Discount rate	‘+/- 50	$(15)/$17	$(15)/$17
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
Recent developments—COVID-19. See also Recent developments—COVID-19 in HEI’s MD&A.
Economic conditions in Hawaii continue to be severely impacted by the COVID-19 pandemic. Statewide daily passenger counts, while improving, remain depressed, and unemployment stood at 9.3% as of December 31, 2020. As a consequence of the significant decline in economic activity, the demand for electricity remains adversely impacted. In the fourth quarter and for the full year 2020, kWh sales were down 6.5% and 7.1%, respectively, compared with the fourth quarter and full year 2019, respectively. The Utilities expect kWh sales to gradually improve throughout 2021 as the COVID-19 vaccine is more widely distributed and administered, which would allow the economy in Hawaii to fully reopen.
While the Utilities’ electric energy revenues have not been significantly impacted due to the decoupling mechanism, which allows recovery of the difference between PUC approved target revenues and recorded adjusted revenues regardless of the level of kWh sales, the timing of customer collections would be delayed (or accelerated) if the level of kWh sales decreases below (or increases above) the estimated kWh sales. See “Current Decoupling” in Note 3 of the Consolidated Financial Statements for a discussion of decoupling. Annually, the Utilities submit a decoupling filing to the PUC, which requests recovery by the utility (or refund to customers) of the difference between recorded adjusted revenues and target revenues under the RBA. The difference is collected or refunded through an adjustment to customer rates in the following year based on estimated sales, starting on June 1st of that following year, which has an impact on the timing of the Utilities’ cash flow. Additionally, although the Utilities’ decoupling mechanism allows for collection under the RBA, the RBA balance accrues interest only at the short-term debt rate from the last rate case (1.75% and 2.5%, starting November 1, 2020, for Hawaiian Electric, 3.75% for Hawaii Electric Light and 3.0% for Maui Electric). As of December 31, 2020, the RBA balance related to decoupling revenues was approximately $7.6 million, compared to a credit balance of $16.4 million as of December 31, 2019. While the billed accounts receivable balances, net of allowance for doubtful accounts, as of December 31, 2020 of $148 million is 3.2% lower than the billed accounts receivable balances as of December 31, 2019, due in part to lower fuel prices resulting in lower bills, the past due accounts receivable balance has increased by $24 million or 75% since December 31, 2019. The increase is primarily driven by the statewide restrictions imposed during 2020, the pandemic’s impact on the tourism industry, resulting in a higher unemployment rate, the moratorium on customer disconnections (which moratorium is currently in place through March 31, 2021) and, for certain customers, the inability to make payment on their accounts. To address the financing requirement related to the delayed timing of cash flows collected under the decoupling mechanism through the RBA and the modest slowing or reduction in accounts receivable collections from customers, the Utilities have completed a number of steps to enhance their liquidity position. See “Financial Condition—Liquidity and capital resources” for additional information.
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
In the second quarter of 2020, the PUC approved the deferral of certain COVID-19 related costs, such as higher bad debt expense, higher financing costs, non-collection of late payment fees, increased personal protective equipment costs, and sequestration costs for mission-critical employees. As of December 31, 2020, these costs, which have been deferred and recorded as a regulatory asset, totaled approximately $18 million (see also discussion under Item 1A. “Risk Factors” and

“Regulatory assets for COVID-19 costs” in Note 3 of the Consolidated Financial Statements). Looking forward, while the distribution and administration of the COVID vaccine is expected to hasten the reopening of the Hawaii economy, the prolonged impact of COVID-19 could adversely affect the ability of the Utilities’ contractors, suppliers, IPPs, and other business partners to perform or fulfill their obligations, or require modifications to existing contracts, which could adversely affect the Utilities’ business, increase expenses, and impact the Utilities’ ability to achieve their RPS goals beyond 2020. Additionally, while the state’s aggressive response to the pandemic has dramatically reduced the spread of the coronavirus, the measures taken have had a severe economic impact on the state’s businesses and residents, which may influence the PUC’s actions regarding future rate increases. See “Item 1A. Risk Factors” in Part II for additional discussion of risks.
For a discussion regarding the impact of the economic conditions caused by the COVID-19 pandemic on the Utilities’ liquidity and capital resources, see discussion under “Financial Condition–Liquidity and capital resources.”
Performance-based regulations. On December 23, 2020, the PUC issued a D&O (PBR D&O) approving a new performance-based regulation framework (PBR Framework). See “Regulatory proceedings” under “Commitments and contingencies” in Note 3 of the Consolidated Financial Statements.
Transition to renewable energy. The Utilities are fully committed to a 100 percent renewable energy future for Hawaii and are partnering with the State of Hawaii in achieving their Renewable Portfolio Standard goal of 100% renewable energy by 2045. Hawaii’s RPS law requires electric utilities to meet an RPS of 30%, 40%, 70% and 100% by December 31, 2020, 2030, 2040 and 2045, respectively.
The Utilities have made significant progress on the path to clean energy and have been successful in adding significant amounts of renewable energy resources to their electric systems and exceeded the 2015 RPS goal two years early. The Utilities’ RPS for 2020 was 34.5%, which was in excess of the statutory goal of 30%. The Utilities will continue to actively procure additional renewable energy post-2020 and expect to meet or exceed the next statutory RPS goal of 40% in advance of the 2030 compliance year. (See “Developments in renewable energy efforts” below).
If the Utilities are not successful in meeting the RPS targets as mandated by law, the PUC could assess a penalty of $20 for every megawatthour (MWh) that an electric utility is deficient. Based on the level of electricity sales in 2020, a 1% shortfall in meeting the 2030 RPS requirement of 40% would translate into a penalty of approximately $1.6 million. The PUC has the discretion to reduce the penalty due to events or circumstances that are outside an electric utility’s reasonable control, to the extent the event or circumstance could not be reasonably foreseen and ameliorated. In addition to penalties under the RPS law, failure to meet the mandated RPS targets would be expected to result in a higher proportion of fossil fuel-based generation than if the RPS target had been achieved, which in turn would be expected to subject the Utilities to limited commodity fossil fuel price exposure under a fuel cost risk-sharing mechanism. The fuel cost risk-sharing mechanism apportions 2% of the fuel cost risk to the utilities (and 98% to ratepayers) and has a maximum exposure (or benefit) of $3.7 million.
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
    The State of Hawaii’s policy is supported by the regulatory framework and includes a number of mechanisms designed to maintain the Utilities’ financial stability during the transition toward the State’s 100% renewable energy future. Under the sales decoupling mechanism, the Utilities are allowed to recover from customers, target test year revenues, independent of the level of kWh sales, which have generally declined (with the exception of 2019), as privately-owned distributed energy resources have been added to the grid and energy efficiency measures have been put into place. Other regulatory mechanisms reduce regulatory lag, such as the rate adjustment mechanism to provide revenues for escalation in certain O&M expenses and rate base changes between rate cases, and the major project interim recovery mechanism, which allow the Utilities to recover and earn on certain approved major capital projects placed into service in between rate cases. Certain mechanism are replaced or modified under the new PBR framework. See “Regulatory proceedings” under “Commitments and contingencies” and “Current Decoupling” in Note 3 of the Consolidated Financial Statements.
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

In March 2019, the PUC accepted the Utilities’ IGP Work plan submitted on December 14, 2018, which describes the timing and scope of major activities that will occur in the IGP process. The IGP utilizes an inclusive and transparent Stakeholder Engagement model to provide an avenue for interested parties to engage with the Utilities and contribute meaningful input throughout the IGP process. The IGP Stakeholder Council, Technical Advisory Panel and Working groups have been established and meet regularly to provide feedback and input on specific issues and process steps in the IGP. In March 2020, the Utilities launched a broad public engagement program, which consisted of a combination of in-person and online engagement. This provided customers opportunities to connect with the IGP team. The Utilities submitted an updated IGP work plan to the PUC in January 2021, marking the significant progress made through the stakeholder engagement phase of the IGP process. The Utilities will use the stakeholder feedback and input as it enters the next phase of the process which includes the development of long-range integrated grid plans and the acquisition of new resources.
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
In October 2017, the PUC approved the Utilities’ request made in December 2015 to defer and recover certain computer software and software development costs for a DR Management System in an amount not to exceed $3.9 million, exclusive of allowance for funds used during construction (AFUDC), through the Renewable Energy Infrastructure Program (REIP) Surcharge. The Utilities placed the DR Management System in service in the first quarter of 2019. On October 30, 2019, the Utilities filed the final cost report, reflecting total project costs of $3.7 million. On February 27, 2020, the PUC approved the Utilities’ request to recover deferred and other related costs of the DR Management System through the REIP Surcharge effective March 1, 2020 until such costs are included in determining base rates. On June 26, 2020, the Utilities submitted an updated REIP rate effective August 1, 2020 to the PUC.
On January 25, 2018, the PUC approved the Utilities’ revised DR Portfolio tariff structure. The PUC supported the approach of working with aggregators to implement the DR portfolio. In 2019, the Utilities signed a multi-year Grid Services Purchase Agreement (GSPA) with a third party aggregator. These contracts pay service providers to aggregate grid-supporting capabilities from customer-sited Distributed Energy Resources. The first of these five-year contracts has been executed (PUC approval obtained on August 9, 2019) and is expected to deliver not only benefits through efficient grid operations, but also avoided fuel costs over that 5-year period. The Utilities selected the next set of aggregators in the first quarter of 2020, commenced GSPA contract negotiations, and filed two executed contracts on July 9, 2020. This complements the Utilities’ transformation and supports customer choice. The GSPA contracts were approved by the PUC on December 31, 2020.
Grid modernization. The overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater distributed energy resources and renewable energy integration. Under the Grid Modernization Strategy, the Utilities expects that new technology will help increase adoption of private rooftop solar and make use of rapidly evolving products, including storage and advanced inverters. The Utilities have begun work to implement the Grid Modernization Strategy Phase 1, which received PUC approval on March 25, 2019. The estimated cost for this initial phase is approximately $86 million and is expected to be incurred over five years. As of December 31, 2020, approximately $16 million has been incurred to date under Phase 1. The Utilities submitted a proportional advanced meter opt-out deployment filing on September 30, 2020 in an effort toward broader and faster deployment.
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
The first phase, which commenced in July 2018, totals 8 MW of solar photovoltaic (PV) only with one credit rate for each island closed on April 9, 2020.
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
Eight request for proposals (RFPs) were required by order: one each for Oahu, Maui, Hawaii Island, Molokai, and Lanai, and LMI-specific RFPs for Oahu, Maui, and Hawaii Island. Draft RFPs for the three LMI RFPs and the RFPs for Molokai, and Lanai were filed on July 9, 2020, along with a revised tariff and associated contract models. LMI projects do not have a size cap nor do they decrease the 235 MW capacity available to other projects. In addition to its administrative role, the Utilities and their affiliates are eligible to participate in the solicitations, with the exception of the LMI-specific RFPs, where the PUC will only consider a utility self-build option if there are no successful competitive bids for an LMI project on one island or more. The Utilities will also have opportunities to earn based on shared savings mechanisms for specific solicitations. Comments were received during and after a Technical Conference hosted by the PUC on July 28, 2020. Proposed final drafts of the RFPs, tariff, and contracts were filed on September 8, 2020. Pending PUC approval, the Utilities anticipate issuing these RFPs during the first quarter of 2021.
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
Drafts of the remaining RFPs on Oahu, Maui, and Hawaii Island were filed on October 9, 2020. A technical conference was held on October 28, 2020 and proposed final drafts were filed on December 1, 2020. Pending PUC approval, the Utilities anticipate issuing these RFPs during the first quarter of 2021.
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
The PUC also required the parties to form two Working Groups: (1) a Market Facilitation Working Group to recommend draft tariff language for the Microgrid Services Tariff; and (2) an Interconnection Standards Working Group to develop a new section of Rule 14H specific to interconnection and islanding/reconnection of microgrids. The Utilities filed a Draft Microgrid Services Tariff and updated language for various distributed energy resources Rules on March 30, 2020. Parties to the docket filed comments on and proposed revisions to the Draft Tariff on April 27, 2020.
On November 30, 2020, the PUC convened a technical conference to present its proposed redlines to Utilities’ Draft Microgrid Services Tariff and related documents. On December 10, 2020, the PUC issued its guidance to reconvene the Working Groups as often as necessary to work collaboratively to deliver a Microgrid Services Draft Tariff and related documents within forty-five days (January 25, 2021). On January 22, 2021, the PUC granted the Consumer Advocate’s requested revisions to the schedule. The requested revisions to the schedule includes the Microgrid Services Draft Tariff and related documents to be submitted on February 1, 2021. The revised schedule also allows for the parties to file their positions on areas of disagreements on February 10, 2021, and to file comments on the parties’ areas of disagreement positions on February 17, 2021.
Decoupling. See “Current Decoupling” in Note 3 of the Consolidated Financial Statements for a discussion of decoupling.
As part of decoupling, the Utilities also track their rate-making ROACEs as calculated under the earnings sharing mechanism, which includes only items considered in establishing rates. At year-end, each utility’s rate-making return on average common equity (ROACE) is compared against its ROACE allowed by the PUC to determine whether earnings sharing has been triggered. The D&O in the PBR proceeding modified the earnings sharing mechanism to a symmetric arrangement. Effective with annual earnings for 2021, the earnings sharing will be triggered for actual ROACE outside of a 300 basis points dead band above and below a target ROE of 9.5%, which is the current authorized ROE for each of the Utilities. Earnings sharing credits or recoveries will be included in the annual decoupling filing for the following year. Results for 2020, 2019 and 2018 did not trigger the earnings sharing mechanism for the Utilities.
Regulated returns. Actual and PUC-allowed returns, as of December 31, 2020, were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Year ended December 31, 2020	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	6.94	7.09	5.82	8.20	8.92	6.65	9.01	9.23	7.11
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	(0.43)	(0.43)	(1.61)	(1.30)	(0.58)	(2.85)	(0.49)	(0.27)	(2.39)
 *       Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**     Recorded net income divided by average common equity.
***   ROACE adjusted to remove items not included by the PUC in establishing rates, such as incentive compensation.
The gap between PUC-allowed ROACEs and the ROACEs actually achieved have been primarily due to the consistent exclusion of certain expenses from rates (for example, incentive compensation and charitable contributions), the recognition of annual RAM revenues on June 1 annually rather than on January 1, and O&M increases and return on capital additions since the last rate case in excess of indexed escalations.

Results of operations.
2020 vs. 2019

2020	2019	Increase (decrease)		(dollars in millions, except per barrel amounts)
$2,265	$2,546	$(281)		Revenues. Net decrease largely due to:
			$(228)	lower fuel prices and lower kWh generated[1]
			(66)	lower kWh purchased and lower purchased power energy costs[2]
			(6)	higher cost savings from ERP system implementation to be returned to the customer in future rates
			(5)	lower PPAC revenue [2]
			20	higher electric rates
			4	higher MPIR revenue (increase for West Loch PV project and Grid Modernization project)
515	721	(206)		Fuel oil expense.[1] Net decrease largely due to lower fuel oil prices and lower kWh generated, offset in part by higher fuel handling costs
569	633	(64)		Purchased power expense[1,2]. Decrease largely due to lower kWh purchased, lower purchased power energy price and lower capacity and non-fuel O&M charges
474	482	(8)		Operation and maintenance expense. Net decrease largely due to:
			(10)	fewer generating unit overhauls performed in 2020
			(7)	lower labor due to lower staffing and reduction in overtime
			(2)	less station maintenance work performed
			6	increase in Pearl Harbor environmental reserve
			3	2019 PUC approval of deferral treatment for previously-incurred expenses to modify existing generating units on Maui to run at lower loads in order to accept more renewable generation
			2	higher medical premium costs
438	456	(18)		Other expenses. Decrease due to lower revenue taxes, offset in part by higher depreciation expense in 2020 for plant investments in 2019
269	254	15		Operating income. Increase due to lower operation and maintenance expenses, coupled with higher electric rates and higher MPIR revenue, offset in part by higher depreciation expenses
212	197	15
Income before income taxes. Increase due to lower operation and maintenance expense, higher electric rates, higher MPIR revenue and lower interest expense related to the hybrid securities redemption replaced with lower cost debt (in May 2019) and refinancing of revenue bonds (in July 2019), offset in part by higher depreciation expense and lower AFUDC

169	157	12		Net income for common stock. Increase due to lower operating expenses, coupled with higher electric rates and MPIR revenues. See below for effective tax rate explanation
8.1%	7.8%	0.3%		Return on average common equity
63.00	82.17	(19.17)		Average fuel oil cost per barrel
8,120	8,740	(620)		Kilowatthour sales (millions) [3]
2,579	2,670	(91)		Number of employees (at December 31)
1The rate schedules of the electric utilities currently contain ECRCs (changed from ECACs in 2019) through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.
2The rate schedules of the electric utilities currently contain PPACs through which changes in purchase power expenses (except purchased energy costs) are passed on to customers.
3kWh sales were lower when compared to prior year largely due to the effects of the COVID-19 pandemic. Although the unprecedented reduction to visitor arrivals due to the State’s mandatory travel quarantine significantly impacted Hawaii’s economy throughout much of the year, sales slowly rebound as the year progressed but remained at levels lower than the prior year.
Hawaiian Electric’s effective tax rate (combined federal and state income tax rates) in 2020 and 2019 was comparable at 19%, primarily due to higher 2020 amortization of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in the federal income tax rate and an increase in excess tax benefits, offset by the tax effect of a decrease in AFUDC.
For a discussion of 2018 results, please refer to the “Results of operations” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Electric utility,” in the Company’s 2019 Form 10-K.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of December 31, 2020 amounted to $4.7 billion, of which approximately 27% related to generation PPE, 64% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 9% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission.
Most recent rate proceedings.  Unless otherwise agreed or ordered, each electric utility was previously required by PUC order to initiate a rate proceeding every third year (on a staggered basis) to allow the PUC and the Consumer Advocate to regularly evaluate decoupling and to allow the utility to request electric rate increases to cover rising operating costs and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability and integrate more renewable energy. The PUC may grant an interim increase within 10 to 11 months following the filing of an application, but there is no guarantee of such an interim increase and interim amounts collected are refundable, with interest, to the extent they exceed the amount approved in the PUC’s final decision and order (D&O). The timing and amount of any final increase is determined at the discretion of the PUC. The adoption of revenue, expense, rate base and cost of capital amounts (including the ROACE and RORB) for purposes of an interim rate increase does not commit the PUC to accept any such amounts in its final D&O.

Test year (dollars in millions)	Date (filed/ implemented)	Amount	% over rates in effect	ROACE (%)	RORB (%)	Rate base	Common equity %	Stipulated agreement reached with Consumer Advocate
Hawaiian Electric
2020[1]
Request	8/21/19	$77.6	4.1	10.50	7.97	$2,477	57.15	Yes
Final Decision and Order	10/22/20	—	—	9.50	7.37	NA	57.15
Hawaii Electric Light
2019[2]
Request	12/14/18	$13.4	3.4	10.50	8.30	$537	56.91	Yes
Interim Decision and Order	11/13/19	—	—	9.50	7.52	534	56.83
Final Decision and Order	7/28/20	—	—	9.50	7.52	534	56.83
Note:  The “Request” date reflects the application filing date for the rate proceeding. The date of “Interim Decision and Order” or “Final Decision and Order” reflects the issuance date of PUC order.
1A final D&O issued on October 22, 2020 ordered final rates for the 2020 test year to remain at current effective rates, which provides for no increase to base rates. Hawaiian Electric’s proposed RBA provision tariff and ECRC tariff submitted on November 6, 2020 were approved by the PUC on December 11, 2020. The proposed RBA provision tariff and ECRC tariff took effect on January 1, 2021.
2 A final D&O issued on July 28, 2020 ordered final rates for the 2019 test year to remain at current effective rates, such that there is a zero increase in rates. The proposed final tariffs and PIM tariffs took effect on November 1, 2020, and the ECRC tariff became effective on January 1, 2021.
See also “Most recent rate proceedings” in Note 3 of the Consolidated Financial Statements.
On December 23, 2020, the PBR D&O was issued, establishing a new PBR Framework. The PBR Framework implemented a five-year multi-year rate period (MRP), during which there will be no general rate case applications. In the fourth year of the MRP, the PUC will comprehensively review the PBR Framework to determine if any modifications or revisions are appropriate.
Developments in renewable energy efforts.  Developments in the Utilities’ efforts to further their renewable energy strategy include renewable energy projects discussed in Note 3 of the Consolidated Financial Statements and the following:
New renewable PPAs.
•In December 2014, the PUC approved a PPA for Renewable As-Available Energy dated October 3, 2013 between Hawaiian Electric and Na Pua Makani Power Partners, LLC (NPM) for a proposed 24-MW wind farm on Oahu. In August 2020, the project was energized and commissioning of all wind turbines was completed. However, the project was paused due to a conductor deficiency. Hawaiian Electric reconductored the 46kV circuit and in December 2020, the project reached commercial operation.
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

Life of the Land (LOL) filed a Motion for Relief to argue the PUC’s approval for NPM PPA was invalid and should be revised. Hawaiian Electric and the Consumer Advocate filed an opposition to this motion for relief. A hearing on the motion for relief was held on November 22, 2019. On April 16, 2020, the PUC issued an order denying LOL’s Motion for Relief. On April 27, 2020, LOL filed a Notice of Appeal of the PUC’s order with the Supreme Court of the State of Hawaii. Hawaiian Electric filed its Answering Brief with the Supreme Court of the State of Hawaii on November 12, 2020. The Court has yet to set a date for oral arguments.
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
Tariffed renewable resources.
•As of December 31, 2020, there were approximately 513 MW, 111 MW and 124 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of December 31, 2020, an estimated 31% of single-family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 19% of the Utilities’ total customers have solar systems.
•The Utilities began accepting energy from feed-in tariff projects in 2011. As of December 31, 2020, there were 43 MW, 2 MW and 5 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
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

The Utilities have received PUC approvals to recover the total projected annual payment of $62.6 million for the eight PPAs through the PPAC to the extent such costs are not included in base rates.
•In continuation of its February 2018 request for proposal process, the Utilities issued its Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. This procurement plan sought approximately 900 MW of renewable energy, including 594 MW on Oahu, 135 MW on Maui and a range between 32 to 203 MW on Hawaii Island. This second phase, as approved by the PUC, was open to all renewable and storage resources, including efforts to add more renewable generation, renewable plus storage, standalone storage and grid services. The scope of these RFPs has been expanded to accelerate renewable energy procurement beyond the remainder of the 2022 targets identified in Stage 1 to include the energy requirement associated with the planned retirement of the Kahului Power Plant on Maui and the upcoming expiration of the agreement for the AES Hawaii facility on Oahu. For the Grid Services RFP, the targets had been expanded in alignment with the Renewable RFPs. Utility proposals were submitted on November 4, 2019. Proposals from third parties for these RFPs were submitted on November 5, 2019. Final awards for the renewable projects were made on May 8, 2020. Final awards for the grid services projects were made starting in January 2020. On Oahu, seven solar-plus-storage projects and one standalone storage project totaling approximately 281 MW of generation and 1.8 GWh of storage were selected. On Maui Island, three solar-plus-storage projects and one standalone storage project totaling approximately 100 MW of generation and 560 MWh of storage were selected. On Hawaii Island, two solar-plus-storage projects and one standalone storage project totaling approximately 72 MW of generation and 492 MWh of storage were selected. Two Utility Self-Build projects were among those selected; a 40-MW, 160-MWh standalone energy storage system on Maui and a 12-MW, 12-MWh storage system on Hawaii Island. Since selection, three renewable plus storage projects have voluntarily withdrawn from the process for various reasons, including change in circumstances for the developer and a misunderstanding of contract requirements. To date, the Utilities have filed 10 PPAs, 2 grid services purchase agreements (GSPA) and 2 applications for commitments of funds for capital expenditures for approval of the utility self-build projects with the PUC.
A summary of the 10 PPAs that were filed with the PUC, is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	5	232	232/1,055	5/31/22, 5/17/23, 10/30/23, 12/29/23 & 12/31/23	20 & 25	$62.0
Hawaiian Electric	1	N/A	185/565	6/1/22	20	24.0
Hawaii Electric Light	1	60	60/240	9/30/23	25	15.5
Maui Electric	3	100	100/400	4/30/23 & 12/29/23	25	28.2
Total	10	392	577/2,260			$129.7

A summary of the GSPAs that were filed with the PUC is as follows:

Utilities	Fast Frequency Response - 1 (MW)	Fast Frequency Response - 2 (MW)	Capacity - Load Build (MW)	Capacity - Load Reduction (MW)
Hawaiian Electric	—	26.7	14.5	19.4
Hawaii Electric Light	6.0	—	3.2	4.0
Maui Electric	6.1	—	1.9	4.7
Total	12.1	26.7	19.6	28.1

A summary of the utility self-build projects that were filed with the PUC is as follows:

Utilities	Number of contracts	BESS Size (MW/MWh)	Guaranteed commercial operation dates
Hawaii Electric Light	1	12/12	12/30/22
Maui Electric	1	40/160	4/28/23
Total	2	52/172

On December 31, 2020, the PUC approved three solar-plus-storage PPAs for a total of 210MW. Through these approvals, the Utilities received PUC approval to recover the total projected annual payment of $54 million for three PPAs through the PPAC to the extent such costs are not included in base rates. The above-mentioned other projects remain with the PUC for decision making.

•On November 27, 2019, the Utilities issued RFPs for renewable generation paired with energy storage on the islands of Lanai and Molokai. The Utilities were seeking PV paired with storage or small wind (specified as 100 kW turbines or smaller) on Molokai and PV paired with storage on Lanai. Proposals for the Molokai RFP were received on February 14, 2020. The Lanai RFP was temporarily postponed, while the Utilities reevaluated the system needs. The Utilities filed an update to the Lanai RFP on March 10, 2020. In light of a PUC order issued on April 9, 2020 in the CBRE docket, the Utilities proposed in their July 9, 2020 filing to combine the previously issued Lanai RFP with the CBRE RFP described in the order to optimize the benefits of procuring renewable energy, spurring development and increasing the likelihood of success of the CBRE program on Lanai. The proposed combined Lanai RFP is before the PUC for approval. On October 15, 2020, the Utilities selected one project from the Molokai RFP for a total of 4.5 MW of solar and 24 MWh of storage. The developer, however, declined to accept the award. The Utilities are currently evaluating next steps.
Legislation and regulation.  Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the Utilities and their customers. Also see “Environmental regulation” in “Item 1. Business” and Note 3 of the Consolidated Financial Statements.
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
Hawaiian Electric will take ownership and all responsibilities for operation and maintenance of the system in late 2021 for a 50-year term, after a one-year transition period. Under the contract, Hawaiian Electric will make initial capital upgrades over the first six years of the contract and replacements of aging infrastructure over the 50-year term. In addition to its regular monthly electricity bill, the Army will pay Hawaiian Electric a monthly utility services charge to cover operations and maintenance expenses and provide recovery for capital upgrades, capital replacements, and the existing distribution system based on a rate of return determined by the PUC for regulated utility investments, as well as depreciation expense. A preliminary assessment estimated the capital needs of approximately $40 million in the first six years of the contract. The PUC requires Hawaiian Electric to file regular periodic reports on the activities and investments in fulfillment of the contract and will review the major projects planned on behalf of the Army. The annual impact on Hawaiian Electric’s earnings is not expected to be material and will depend on a number of factors, including the amount and timing of capital upgrades and capital replacement.
Liquidity and capital resources.  As of December 31, 2020, there were no amounts outstanding on Hawaiian Electric’s revolving credit facilities and under its commercial paper program and the total amount of available borrowing capacity under the Utilities’ committed lines of credit was $275 million.
To preserve and enhance the Utilities’ liquidity position, given the significant and ongoing uncertainty regarding the potential scale and duration of the COVID-19 pandemic, the Utilities have taken a number of steps. First, on April 20, 2020, Hawaiian Electric added an incremental $75 million in committed revolving credit capacity with a 364-day revolving credit facility (see Note 5 of the Consolidated Financial Statements). The Utilities also issued $160 million of notes through a private placement of taxable debt in May 2020, the proceeds of which were used to finance capital expenditures, repay short-term debt used to finance or refinance capital expenditures and/or reimburse funds for payment of capital expenditures. Secondly, $50 million of an existing 364-day term loan was refinanced with a new $50 million term loan maturing in April 2021. In addition, the Utilities executed a $115 million private placement of taxable debt on October 29, 2020, to finance their capital expenditures and/or to reimburse funds used for the payment of capital expenditures. The private placement had a delayed draw feature, which allowed the Utilities to draw the funds on or before January 15, 2021. As a result, on January 14, 2021, the Utilities drew the funds and on the next day, paid off the $50 million term loan as required by the term loan agreement.
In addition to the foregoing financing transactions, in order to further enhance the Utilities’ liquidity position, the Utilities have deferred, pursuant to section 2302 of the CARES Act, the payment of the applicable employer portion of Old-Age, Survivors and Disability Insurance payroll tax deposits that were due in 2020, but arose subsequent to the enactment of the CARES Act. The total amount of payroll taxes deferred was approximately $13 million at December 31, 2020. Fifty percent of the deferred payroll taxes will be paid in each of December 2021 and December 2022. Starting in the second quarter of 2020, the Utilities also deferred approximately $5.7 million per month in planned monthly pension contributions to further strengthen their liquidity position. The Utilities paid all deferred contributions by December 31, 2020. If further liquidity is necessary, the Utilities could also reduce the pace of capital spending related to non-essential projects.
The Utilities believe that their ability to generate cash, both internally from operations and externally from issuances of equity and debt securities, as well as bank borrowings, is adequate to maintain sufficient liquidity to fund their contractual obligations and commercial commitments, their forecasted capital expenditures and investments, their expected retirement benefit plan contributions and other cash requirements. However, the COVID-19 pandemic is a rapidly evolving situation, and the Utilities cannot predict the extent or duration of the outbreak, the future effects that it will have on the global, national or local economy, including the impacts on the Utilities’ ability, as well as the cost, to access additional capital, or the future impacts on the Utilities’ financial position, results of operations, and cash flows. See Item 1A. “Risk Factors” in Part I for further discussion of risks and uncertainties.
Hawaiian Electric’s consolidated capital structure was as follows:

December 31	2020		2019
(dollars in millions)
Short-term borrowings[1]	$50	1%	$89	2%
Long-term debt, net	1,561	41	1,498	41
Preferred stock	34	1	34	1
Common stock equity	2,142	57	2,047	56
	$3,787	100%	$3,668	100%
1     Short-term borrowings as of December 31, 2019 reflect the impact of funding for a senior note of $82 million included in long-term debt, net, which was paid off on January 1, 2020.
Information about Hawaiian Electric’s commercial paper borrowings, borrowings from HEI, and line of credit facility were as follows:

	Year ended December 31, 2020
(in millions)	Average balance	End-of-period balance	December 31, 2019
Short-term borrowings[1]
Commercial paper	$18	$—	$39
Line of credit draws	16	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facilities	—	275	200
1The maximum amount of external short-term borrowings by Hawaiian Electric during 2020 was approximately $200 million. At December 31, 2020, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of $18.8 million and $7.9 million, respectively, which intercompany borrowings are eliminated in consolidation. In addition to the short-term borrowings above, on May 19, 2020, Hawaiian Electric paid off and terminated the $100 million term loan facility dated as of December 23, 2019 and entered into a 364-day, $50 million term loan facility as of May 19, 2020. Hawaiian Electric drew $50 million on May 19, 2020 and on January 15, 2021, Hawaiian Electric paid off the $50 million term loan (see Note 5 of the Consolidated Financial Statements).
Hawaiian Electric utilizes short-term debt, typically commercial paper, to support normal operations, to refinance short-term debt and for other temporary requirements. Hawaiian Electric also borrows short-term from HEI for itself and on behalf of Hawaii Electric Light and Maui Electric, and Hawaiian Electric may borrow from or loan to Hawaii Electric Light and Maui Electric on a short-term basis. The intercompany borrowings among the Utilities, but not the borrowings from HEI, are eliminated in the consolidation of Hawaiian Electric’s financial statements. The Utilities periodically utilize long-term debt, borrowings of the proceeds of special purpose revenue bonds (SPRBs) issued by the State of Hawaii Department of Budget and Finance (DBF) and the issuance of privately placed unsecured senior notes bearing taxable interest, to finance the Utilities’

capital improvement projects, or to repay short-term borrowings used to finance such projects. The PUC must approve issuances, if any, of equity and long-term debt securities by the Utilities.
Hawaiian Electric has a $200 million line of credit facility and a $75 million 364-day revolving credit facility with no amounts outstanding at December 31, 2020. See Note 5 of the Consolidated Financial Statements.
Credit ratings. Moody’s and S&P (Rating Agencies) revised Hawaiian Electric’s rating outlook to “positive” from “stable” on October 21, 2019 and February 20, 2020, respectively. The revision to the rating outlook was primarily based on the progress of regulatory reform for the Utilities. The Rating Agencies indicated that future upgrades or downgrades in ratings action are dependent on a variety of factors, including changes in its cash flow from operations ratios and improvements in the regulatory environment, specifically, a credit-supportive decision in the performance-based regulation proceeding. See “Performance-based regulation framework” in Note 3 of the Consolidated Financial Statements.
As of February 12, 2021, the Fitch, Moody’s and S&P ratings of Hawaiian Electric were as follows:

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
On May 24, 2019, the PUC approved the Utilities’ request to issue SPRBs in the amounts of up to $70 million, $2.5 million and $7.5 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, prior to June 30, 2020, to finance the Utilities’ capital improvement programs. Pursuant to this approval, on October 10, 2019, the DBF issued, at par, Series 2019 SPRBs in the aggregate principal amount of $80 million with a maturity of October 1, 2049. As of December 31, 2020, Hawaiian Electric had $16 million of undrawn funds remaining with the trustee. Hawaii Electric Light and Maui Electric had no undrawn funds as of December 31, 2020.
On June 10, 2019, the Hawaii legislature authorized the issuance of up to $700 million of SPRBs ($400 million for Hawaiian Electric, $150 million for Hawaii Electric Light and $150 million for Maui Electric), with PUC approval, prior to June 30, 2024, to finance the Utilities’ multi-project capital improvement programs (2019 Legislative Authorization).
On February 9, 2021, the PUC approved the Utilities’ request to issue SPRBs (up to $100 million, $35 million and $45 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively) through 2022, with the proceeds to be used to finance the Utilities’ multi-project capital improvement programs. The PUC also approved the use of the expedited approval procedure to request the issuance and sale of the remaining/unused amount of SPRBs authorized by the 2019 Legislative Authorization (i.e., total not to exceed up to $400 million for Hawaiian Electric, up to $150 million for Hawaii Electric Light, and up to $150 million for Maui Electric) during the period January 1, 2023 through June 30, 2024.
Bank loans. On May 19, 2020, Hawaiian Electric paid off and terminated the $100 million term loan credit agreement dated as of December 23, 2019. In addition, Hawaiian Electric entered into a 364-day, $50 million term loan credit agreement that matures on April 19, 2021. Hawaiian Electric drew the full $50 million on May 19, 2020. On January 15, 2021, Hawaiian Electric paid off the $50 million term loan.
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
Pursuant to the approval, on May 14, 2020, the Utilities issued through a private placement, $160 million of unsecured senior notes bearing taxable interest ($110 million for Hawaiian Electric, $10 million for Hawaii Electric Light and $40 million for Maui Electric) to finance their capital expenditures and/or to reimburse funds used for the payment of capital expenditures. See Note 6 of the Consolidated Financial Statements. On September 30, 2020, the Utilities received PUC approval to issue, prior to December 31, 2021, $115 million of unsecured senior notes bearing taxable interest (Hawaiian Electric up to $60 million, Hawaii Electric Light up to $30 million and Maui Electric up to $25 million) to finance capital expenditures, repay long-term and/or short term debt used to finance or refinance capital expenditures, and/or to reimburse funds used for payment of capital expenditures.
Pursuant to this approval, on October 29, 2020, the Utilities executed through a private placement, $115 million of unsecured senior notes bearing taxable interest ($60 million for Hawaiian Electric, $30 million for Hawaii Electric Light and $25 million for Maui Electric) to finance their capital expenditures and/or to reimburse funds used for the payment of capital expenditures. The private placement had a delayed draw feature, which allowed the Utilities to draw the funds on or before January 15, 2021. As a result, on January 14, 2021, the Utilities drew all of the funds. See Note 6 of the Consolidated Financial Statements.
As of October 29, 2020, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $135 million, $85 million, and $45 million, respectively, of remaining taxable debt to issue prior to December 31, 2022. See summary table below.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of taxable debt authorized through 2022	$410	$150	$130
Less:
Taxable debt authorized and issued in 2018 under April 2018 Approval	75	15	10
Taxable debt issuance to refinance the 2004 QUIDS in 2019	30	10	10
Taxable debt issuance in May 2020	110	10	40
Taxable debt executed in October 2020, but issued on January 14, 2021	60	30	25
Remaining authorized amounts	$135	$85	$45

Equity. In October 2018, the Utilities received PUC approval for the supplemental increase to issue and sell additional common stock in the amounts of up to $280 million for Hawaiian Electric and up to $100 million each for Hawaii Electric Light and Maui Electric, with the new total “up to” amounts of $430 million for Hawaiian Electric and $110 million each for Hawaii Electric Light and Maui Electric, and to extend the period authorized by the PUC to issue and sell common stock from December 31, 2021 to December 31, 2022. As of December 31, 2020, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $275.8 million, $102.5 million, and $87.8, respectively, of remaining common stock to issue prior to December 31, 2022. See summary table below.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of common stock authorized to issue and sell through 2021	$150.0	$10.0	$10.0
Supplemental increase authorized	280.0	100.0	100.0
Total “up to” amounts of common stock authorized to issue and sell through 2022	430.0	110.0	110.0
Common stock authorized and issued in 2017, 2018, 2019 and 2020	154.2	7.5	22.2
Remaining authorized amounts	$275.8	$102.5	$87.8

Cash flows. The following table reflects the changes in cash flows for the twelve months ended December 31, 2020 compared to the twelve months ended December 31, 2019:

	Years ended December 31
(in thousands)	2020	2019	Change
Net cash provided by operating activities	$336,551	$423,956	$(87,405)
Net cash used in investing activities	(344,794)	(408,524)	63,730
Net cash provided by (used in) financing activities	29,675	(9,415)	39,090

Net cash provided by operating activities: The decrease in net cash provided by operating activities was primarily driven by higher cash paid for accounts payable due to timing, and lower cash receipts from customers due to the impact of the pandemic and decreased customer bills as a result of lower fuel prices.

Net cash used in investing activities: The decrease in net cash used in investing activities was primarily driven by a decrease in capital expenditures related to construction activities.
Net cash provided by financing activities: The increase in net cash provided by financing activities was primarily driven by lower repayment of long-term debt.
For a discussion of 2018 operating, investing and financing activities, please refer to the “Liquidity and capital resources” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Electric utility,” in the Company’s 2019 Form 10-K.
Material cash requirements of the Utilities include O&M expenses, fuel and purchase power costs, debt payments and capital expenditures. The cash requirements for O&M, fuel and purchase power costs, and debt payments are generally funded through the collection of the Utilities’ revenue requirement established in the last rate case and other mechanisms established under the regulatory framework. The cash requirements for capital expenditures are generally funded through retained earnings, the issuance of debt, and contributions of equity from HEI.
Forecast capital expenditures. For the three-year period 2021 through 2023, the Utilities forecast up to $1.2 billion of net capital expenditures, which could change over time based upon external factors such as the timing and scope of environmental regulations and/or unforeseen delays in permitting and timing of PUC decisions. Proceeds from the issuance of equity and long-term debt, cash flows from operating activities, temporary increases in short-term borrowings and existing cash and cash equivalents are expected to provide the funds needed for the net capital expenditures, to pay down commercial paper or other short-term borrowings, as well as to fund any unanticipated expenditures not included in the 2021 to 2023 forecast (such as increases in the costs or acceleration of capital projects, or unanticipated capital expenditures that may be required by new environmental laws and regulations).
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
Selected short-term and long-term contractual obligations and commitments. The following table presents aggregated information about total payments due from the Utilities during the indicated periods under the specified contractual obligations and commitments:

December 31, 2020	Payments due by period
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Short-term borrowings	$50	$—	$—	$—	$50
Long-term debt	—	152	47	1,370	1,569
Interest on long-term debt	66	129	117	703	1,015
Operating leases
PPAs classified as leases	63	42	—	—	105
Other leases	6	8	6	19	39
Open purchase order obligations [1]	46	13	3	—	62
Fuel oil purchase obligations (estimate based on fuel oil price at December 31)	5	5	—	—	10
Purchase power obligations-minimum fixed capacity charges not classified as leases	30	60	60	188	338
Total (estimated)	$266	$411	$233	$2,280	$3,190
1 Includes contractual obligations and commitments for capital expenditures and expense amounts.
The table above does not include other categories of obligations and commitments, such as deferred taxes, trade payables, amounts that will become payable in future periods under collective bargaining and other employment agreements and employee benefit plans and potential refunds of amounts collected from ratepayers (e.g., under the earnings sharing mechanism). As of December 31, 2020, the fair value of the assets held in trusts to satisfy the obligations of the Utilities’ retirement benefit plans did not exceed the retirement benefit plans’ benefit obligation. Minimum funding requirements for retirement benefit plans have not been included in the table above. See Note 10 of the Consolidated Financial Statements for retirement benefit plan obligations and estimated contributions for 2021.

See “Biofuel sources” in the “Developments in renewable energy efforts” section above for additional information for fuel oil purchase obligation. See Notes 3 and 8 of the Consolidated Financial Statements for a discussion of power purchase commitments and operating leases obligations, respectively.
Competition.  Although competition in the generation sector in Hawaii is moderated by the scarcity of generation sites, various permitting processes and lack of interconnections to other electric utilities, the PUC has promoted a more competitive electric industry environment through its decisions concerning competitive bidding and distributed generation. An increasing amount of generation is provided by IPPs and customer distributed generation.
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
Regulatory assets and liabilities.  The Utilities are regulated by the PUC. In accordance with accounting standards for regulatory operations, the Company’s and the Utilities’ financial statements reflect assets, liabilities, revenues and costs of the Utilities based on current cost-based rate-making regulations. The actions of regulators, including the PBR Framework, can affect the timing of recognition of revenues, expenses, assets and liabilities.
Regulatory liabilities represent amounts collected from customers for costs that are expected to be incurred in the future, or amounts collected in excess of costs incurred that are refundable to customers. Regulatory assets represent incurred costs that have been deferred because their recovery in future customer rates is probable. As of December 31, 2020, the consolidated regulatory liabilities and regulatory assets of the Utilities amounted to $960 million and $767 million, respectively, compared to $972 million and $715 million as of December 31, 2019, respectively. Regulatory liabilities and regulatory assets are itemized in Note 3 of the Consolidated Financial Statements. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory environment. Because current rates include the recovery of regulatory assets existing as of the last rate case and rates in effect allow the Utilities to earn a reasonable rate of return, management believes that the recovery of the regulatory assets as of December 31, 2020 is probable. This determination assumes continuation of the current political and regulatory climate in Hawaii and is subject to change in the future.
Management believes that the operations of the Utilities, including the impact of the newly approved PBR Framework, currently satisfy the criteria for regulatory accounting. If events or circumstances should change so that those criteria are no longer satisfied, the Utilities expect that their regulatory assets, net of regulatory liabilities, would be charged to the statement of income in the period of discontinuance, which may result in a material adverse effect on the Company’s and the Utilities’ results of operations, financial condition and liquidity.

Revenues.  Electric utility revenues are based on rates authorized by the PUC and include revenues applicable to estimated energy consumed in the accounting period, but not yet billed to customers (Unbilled revenues), and RBA revenues or refunds for the difference between PUC-approved target revenues and recorded adjusted revenues, which delinks revenues from kWh sales. Unbilled revenues represent an estimate of energy consumed by customers subsequent to the date of the last meter reading to the end of the current reporting period. As of December 31, 2020, Unbilled revenues, net of allowance for doubtful accounts, amounted to $101 million and the RBA revenue recognized in 2020 amounted to $35 million.
    Asset retirement obligations. The Utilities recognize AROs at present value of expected costs to retire long-lived assets from service, which is estimated using a discounted cash flow model that relies on significant estimates and assumptions about future decommissioning costs, inflationary rates, and the estimated date of decommissioning. The estimated future cash flows are discounted using a credit-adjusted risk-free rate to reflect the risk associated with decommissioning the assets. The Utilities have not recorded AROs for assets that are expected to operate indefinitely or where the Utilities cannot estimate a settlement date (or range of potential settlement dates.) As such, ARO liabilities are not recorded for certain asset retirement activities, including various Utility-owned generating facilities and certain electric transmission, distribution and telecommunication assets resulting from easements over property not owned by the Utilities.
    Changes in estimated costs, timing of decommissioning or other assumptions used in the calculation could cause material revision on the recorded liabilities. As of December 31, 2020 and December 31, 2019, the Utilities’ AROs totaled $10.7 million and $10.3 million, respectively.

Bank
Executive overview and strategy.  ASB, headquartered in Honolulu, Hawaii, is a full-service community bank serving both consumer and commercial customers. ASB is one of the largest financial institutions in Hawaii and ended 2020 with assets of $8.4 billion and net income of $58 million, compared to assets of $7.2 billion and net income of $89 million in 2019.
ASB provides a wide range of financial products and services, and in order to remain competitive and continue building core franchise value, ASB is focused on making banking easier for the customer and developing and introducing new products and services in order to meet market needs. Additionally, the banking industry is constantly changing and ASB is making the investments in people and technology necessary to adapt and remain competitive, facilitate process improvements in order to deliver a continuously better experience for its customers, and be a more efficient bank. ASB’s continued focus has been on efficient growth to maximize profitability and capital efficiency, as well as control expenses. The current economic crisis from the COVID-19 pandemic altered the strategies ASB set out to achieve. Key strategies to drive organic growth include:
1.deepening customer relationships through the redesign of branch-centric approaches as transactions and engagement migrate to other channels;
2.building out product and service offerings to open new segments;
3.online and remotely-assisted account opening capabilities as there is a much more rapid and pervasive adoption of remote banking by Hawaii banking customers; and
4.prioritizing efficiency actions to gain earnings leverage on organic growth.
The interest rate environment and the quality of ASB’s assets will continue to influence its financial results. A lowering of interest rates across the yield curve as a result of the pandemic’s impact on the economy has negatively affected ASB’s net interest margin and credit losses. The potential for further compression of ASB’s net interest margin if interest rates continue to decrease is a risk that is actively managed.
As part of its interest rate risk management process, ASB uses simulation analysis to measure net interest income sensitivity to changes in interest rates (see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”). ASB then employs strategies to limit the impact of changes in interest rates on net interest income. ASB’s key strategies to manage interest rate risk include:
1.attracting and retaining low-cost deposits, particularly those in non-interest bearing transaction accounts;
2.diversifying the loan portfolio with higher-spread, shorter-maturity loans and/or variable rate loans;
3.focusing investment growth in securities that exhibit less extension risk (i.e., risk of longer average lives) as rates rise.
Recent Developments—COVID-19. See also Recent developments—COVID-19 in HEI’s MD&A.
ASB continues to be impacted by the economic slowdown caused by COVID-19, including significant disruption to the global financial markets and impacts to the capital markets, which has resulted in lower interest rates across the curve. The bank’s net interest margin of 3.29% for the year ended December 31, 2020 was 56 basis points lower than the net interest margin for the same period last year. The lower interest rate environment will continue to have a negative impact on ASB’s net interest income and net interest margin in future quarters and could have an impact on the inputs and assumptions used in significant accounting estimates, such as assessing goodwill and long-lived assets for impairment. ASB’s funding of short-term loans at a fixed rate of 1% under the Paycheck Protection Program (PPP) had reduced net interest margin modestly, but the income impact was partially offset by the receipt of processing fees under the program.
The state and local responses to the COVID-19 pandemic included a statewide stay-at-home order and a mandatory 14-day self-quarantine for any person traveling to Hawaii, which had a severe adverse economic impact to businesses and residents. Although many businesses have begun to reopen on a modified basis in compliance with applicable government orders, the mandatory self-quarantine order, which was reduced to 10 days effective December 17, 2020, for travelers that have not provided a negative pre-arrival COVID-19 test result will continue to impact the tourism industry and the unemployment rate in the state of Hawaii.
ASB’s provision for credit losses increased due to forecasted credit deterioration as a result of the COVID-19 pandemic. For the year ended December 31, 2020, the provision for credit losses was $50.8 million, compared to $23.5 million for 2019. In response to COVID-19, ASB made short-term loan modifications to borrowers who were generally payment current at the time of relief. In the second quarter of 2020, the Bank provided pandemic-related payment deferrals to approximately $726 million of loans. As of December 31, 2020, approximately $65 million of loans remained in their active deferral period. For the loans that have completed their short-term payment deferral period, approximately $8 million of loans required further assistance through repayment modifications and ASB reflected these loans as troubled debt restructured loans as of December 31, 2020. In addition, approximately $8 million of loans were not able to resume their contractual payments and were considered delinquent as of December 31, 2020.
In addition to lower net interest income and higher provision for credit losses, ASB collected lower fee income as certain fees were waived during the second and third quarters to accommodate the hardships facing its customers. Through December 31, 2020, ASB also had higher direct and incremental operating expenses related to COVID-19 as the Bank had purchased additional safety protection equipment to ensure its employees were protected and cleaning supplies to sanitize its facilities. The bank also provided additional compensation to frontline employees that serviced customers in the open branches and paid employees for excess leave that they were not able to use during 2020. ASB did realize lower expenses in other areas such as marketing, travel, business development and entertainment due to the bank delaying or reducing marketing efforts while focusing on the PPP loan program and restrictions on travel and dining at restaurants as result of the COVID-19 pandemic. For the year ended December 31, 2020, the higher operating expenses, which were considered direct and incremental COVID-19 related costs, were approximately $5.1 million and incurred primarily in the second and third quarters of 2020. For 2021, ASB expects that direct and incremental COVID-19 related operating expenses will be modest as compared to the levels experienced in 2020.
In April 2020, ASB had temporarily closed 15 of its 49 branches and reduced banking hours at the branches that remained open in an effort to reduce social gathering and protect employees and customers. The bank has reopened five of the branches that were temporarily closed and permanently closed eight branches. Further branch closures may occur if the negative impacts of COVID-19 accelerate. The reduction in ASB’s branch network should not have a significant impact to the bank’s customers as there are other branches nearby and other channels such as online and mobile banking.
ASB’s senior management team continues to meet on a regular basis to manage the response to the pandemic and discuss key focus areas such as the safety of the bank’s employees and customers as well as any impacts to the operations of the bank. Senior management also continues to meet regularly with ASB’s board of directors to keep them apprised of the impacts of the COVID-19 pandemic.
The CARES Act was signed into law on March 27, 2020. The CARES Act provides over $2 trillion in economic assistance for American workers, families, and small businesses, and job preservation for American industries. The PPP was established under the CARES Act and implemented by the United States Small Business Administration (SBA) to provide a direct incentive for small businesses to keep their workers on the payroll as a result of the COVID-19 crisis. The Paycheck Protection Program Flexibility Act was signed into law on June 5, 2020 and the Economic Aid Act was signed into law on December 27, 2020, which amended some of the prior rules and guidelines of the CARES Act. The Economic Aid Act establishes a second round of PPP, reopening the PPP for first-time borrowers and allowing for a second draw for businesses that meet more restrictive eligibility criteria to target businesses hardest hit by the pandemic. Loans issued through the PPP are 100% federally guaranteed and have a maturity of 2-5 years, depending on when the loan was made, at a fixed interest rate of 1%. Loan payments will be deferred until the earlier of (a) the date that the forgiven amount is remitted to the lender by the SBA; or (b) 10 months from the date the covered period ends. The SBA will forgive all loan amounts to a particular small business if such small business is compliant with the terms and conditions of the PPP. Small businesses have the earlier of 24 weeks from disbursement of the loan or December 31, 2020 to incur allowable expenses such as payroll costs, interest on mortgages, rent and utility expenses that would be covered by the loan forgiveness rules, with 60% of the loan forgiveness needing to be for payroll costs. There is a partial forgiveness if less than 60% of the loan disbursement was spent on payroll costs. Employers had until December 31, 2020 to restore their workforce. Lenders will process and approve the PPP loans under delegated authority of the SBA. As an existing SBA certified lender, ASB worked with a number of small businesses, both customers and non-

customers, to complete the loan application forms so that these businesses could participate in the program. During the first round of PPP, the Bank secured more than $370 million in PPP loans for approximately 4,100 small businesses that supported over 40,000 jobs, ASB received processing fees totaling approximately $13 million and will recognize these fees over the life of the loans. The Bank is participating in the second round of PPP which opened for submission by banks on January 19, 2021. As of February 12, 2021, ASB secured 865 loans totaling approximately $82 million in the second round of PPP.

To bolster the effectiveness of the SBA’s PPP, the Federal Reserve supplied liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility (PPPLF), authorized under section 13(3) of the Federal Reserve Act, lends to eligible borrowers on a non-recourse basis, taking PPP loans as collateral. The maturity date of an extension of credit under this facility will equal the maturity date of the PPP loan pledged to secure the extension of credit. The maturity date of the facility’s extension of credit will be accelerated if the underlying PPP loan goes into default and ASB sells the loan to the SBA to realize on the SBA guarantee. The maturity date of the facility’s extension of credit also will be accelerated to the extent of any loan forgiveness reimbursement received by ASB from the SBA. ASB had no borrowings outstanding at December 31, 2020.
Other provisions of the CARES Act provides that a financial institution may elect to suspend the requirements under accounting principles generally accepted in the United States of America (GAAP) for certain loan modifications that would otherwise be categorized as a TDR and any related impairment for accounting purposes. See Note 4 of the Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

Results of operations.
•2020 vs. 2019

(in millions)	2020	2019	Increase (decrease)	Primary reason(s)
Interest income	$244	$266	$(22)	Lower interest income was due to lower average earning asset yields, partly offset by an increase in average earning asset balances. ASB’s average loan portfolio balance for 2020 was $368 million higher than 2019’s average loan portfolio balance primarily due to increases in the average commercial, commercial real estate and HELOC loan portfolio balances of $315 million, $91 million and $17 million, respectively. The growth in the commercial loan portfolio included the PPP loans with an average balance of $242 million. The average balance for the consumer loan portfolio, which had shown strong growth in the past few years, decreased $54 million due to ASB’s decision to reduce its production of personal unsecured loans in the current economic environment. The 2020 loan portfolio yield decreased 68 basis points compared to the prior year loan portfolio yield due to the decreases in interest rates which started during the last half of 2019 and continued in 2020 as the Federal Reserve lowered its benchmark interest rate to zero to shelter the economy from the effects of the COVID-19 pandemic, The average investment securities portfolio balance increased by $153 million and the portfolio yield decreased 37 basis points. ASB purchased investment securities with excess liquidity as the bank experienced strong deposit inflows which exceeded its loan funding needs. The decrease in the investment yields were due to the low interest rate environment and an increase in the amortization of premiums in the investment portfolio.
Noninterest income	78	73	5	Noninterest income was higher in 2020 compared to 2019 primarily due to an increase in mortgage banking income and higher gain on sales of securities, partly offset by lower gain on sale of real estate, lower fee income from financial services and deposit liabilities, and lower bank-owned life insurance payouts. The increase in mortgage banking income was due to an increase in residential mortgage loan sales in the secondary market as a result of higher loan production volumes. The increase in gain on sale of securities was due the sale of the bank’s entire Visa Class B restricted shares and $160 million of investment securities. The sale of the investment securities reduced yield volatility and credit risk within the investment portfolio. In 2019, ASB sold two office facilities that were no longer needed when ASB moved into its new campus headquarters, which resulted in a gain on sale of real estate of $10.8 million with no similar sales in 2020. The decrease in fee income from financial services and deposit liabilities was due to ASB’s decision to waive overdraft and other deposit account fees during the second and third quarters of 2020 to accommodate the hardships customers were experiencing during the COVID-19 pandemic. The higher bank-owned life insurance income in 2019 was due to higher proceeds from life insurance policies received in 2019 compared to 2020.
Less: gain on sale of real estate	—	(11)	11	Gain on sale of real estate, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 4 of the Consolidated Financial Statements, is included in Bank expenses in the consolidated statements of income, and accordingly, is reflected in operating expenses below as a separate line item and excluded from Revenues.
Less: gain on sale of investment securities, net	(9)	(1)	(8)	Gain on sale of investment securities, net, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 4 of the Consolidated Financial Statements, is classified as gain on sale of investment securities, net in the consolidated statements of income, and accordingly, is reflected below following operating income as a separate line item and excluded from Revenues.
Revenues	313	327	(14)	The decrease in revenues was primarily due to lower interest income partly offset by higher noninterest income.
Interest expense	11	18	(7)	Lower interest expense was primarily due to a decrease in term certificate balances and lower deposit rates. Average deposit balances for 2020 increased by $639 million compared to 2019 due to an increase in core deposits of $785 million, partly offset by a decrease in term certificates of $146 million. Average cost of deposits for 2020 was 16 basis points, or 11 basis points lower than the average cost of deposits for 2019. The other borrowings average balance decreased by $15 million primarily due to a decrease in FHLB advances. Average cost of other borrowings for 2020 was 0.47%, or 95 basis points lower than the average cost of borrowings for 2019.

(in millions)	2020	2019	Increase (decrease)	Primary reason(s)
Provision for credit losses	51	24	27	The provision for credit losses for 2020 increased compared to the provision for loan losses in 2019. The provision for credit losses in 2020 was primarily for $38.5 million of increased reserves in the commercial, commercial real estate and consumer loan portfolios for expected credit deterioration due to the COVID-19 pandemic and to cover net charge-offs of $21.4 million, partly offset by the release of reserves primarily due to the lower consumer loan portfolio balances. The provision for credit losses in 2019 was primarily for additional loss reserves for the consumer and credit scored loan portfolios to cover net charge-offs, and reserves for an impaired commercial credit.
Noninterest expense	191	185	6
Higher noninterest expense was primarily due to higher compensation and benefit expenses, FDIC insurance premiums and additional expenses[1] related to the COVID-19 pandemic of approximately $5.1 million. The increase in compensation and employee benefits was due to higher employee benefit costs. The increase in FDIC insurance premiums was due to 2019 expenses included a higher amount of assessment credits. See Recent Development-COVID-19 for a discussion of the additional expenses incurred due to the COVID-19 pandemic.

Gain on sale of real estate	—	(11)	11
Expenses	253	216	37	The increase in expenses was primarily due to higher provision for credit losses, and an increase in noninterest expense, partly offset by lower interest expense. 2019 expenses also included the gain on sale of real estate which reduced expenses by $11 million with no similar gain on sale of real estate in 2020.
Operating income	60	111	(51)	Lower interest income, higher provision for credit losses and higher noninterest expenses, partly offset by lower interest expense and higher noninterest income.
Gain on sale of investment securities, net	9	1	8
Net income	$58	$89	$(31)	The decrease in net income was the result of lower operating income partly offset by lower income tax expense and higher gain on sale of investment securities.
Return on average equity[2]	8.1%	13.5%	(5.4)%
1 Higher operating expenses, which were considered direct and incremental COVID-19 related costs, included approximately $2.5 million of incremental compensation expense and $2.0 million of enhanced cleaning and sanitation costs.
2 Calculated using the average daily balance.
For a discussion of 2018 results, please refer to the “Results of operations” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Bank,” in the Company’s 2019 Form 10-K.
See Note 4 of the Consolidated Financial Statements for further information about ASB.

Average balance sheet and net interest margin.  The following table provides a summary of average balances, including major categories of interest-earning assets and interest-bearing liabilities:

	2020			2019			2018
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$153,879	$241	0.16	$16,618	$320	1.92	$50,658	$940	1.86
FHLB stock	9,481	306	3.23	9,716	350	3.60	9,726	351	3.60
Investment securities
Taxable	1,554,812	29,213	1.88	1,406,564	31,178	2.22	1,503,036	35,862	2.39
Non-taxable	32,080	974	3.04	27,512	1,360	4.94	17,485	771	4.41
Total investment securities	1,586,892	30,187	1.90	1,434,076	32,538	2.27	1,520,521	36,633	2.41
Loans
Residential 1-4 family	2,180,013	85,769	3.93	2,181,554	89,956	4.12	2,122,895	86,936	4.10
Commercial real estate	954,836	34,596	3.62	863,468	40,324	4.67	860,155	39,579	4.60
Home equity line of credit	1,060,444	33,731	3.18	1,043,479	38,826	3.72	944,065	34,634	3.67
Residential land	13,799	754	5.46	14,065	774	5.50	14,935	823	5.51
Commercial	935,663	31,642	3.38	620,206	27,950	4.51	579,765	26,689	4.60
Consumer	215,994	27,728	12.84	270,340	35,864	13.27	240,414	31,802	13.23
Total loans [1,2]	5,360,749	214,220	4.00	4,993,112	233,694	4.68	4,762,229	220,463	4.63
Total interest-earning assets [3]	7,111,001	244,954	3.44	6,453,522	266,902	4.14	6,343,134	258,387	4.07
Allowance for credit losses	(81,193)			(54,640)			(53,593)
Noninterest-earning assets	762,746			696,270			606,304
Total Assets	$7,792,554			$7,095,152			$6,895,845
Liabilities and Shareholder’s Equity:
Savings	$2,620,311	1,774	0.07	$2,340,671	1,904	0.08	$2,334,681	1,639	0.07
Interest-bearing checking	1,106,563	471	0.04	1,044,315	1,298	0.12	1,006,839	706	0.07
Money market	161,084	465	0.29	145,939	953	0.65	140,225	602	0.43
Time certificates	664,578	7,944	1.20	810,749	12,675	1.56	789,926	11,044	1.40
Total interest-bearing deposits	4,552,536	10,654	0.23	4,341,674	16,830	0.39	4,271,671	13,991	0.33
Advances from Federal Home Loan Bank	21,490	146	0.68	33,652	843	2.50	41,855	845	2.02
Securities sold under agreements to repurchase and federal funds purchased	76,360	314	0.41	79,647	767	0.96	99,162	703	0.71
Total interest-bearing liabilities	4,650,386	11,114	0.24	4,454,973	18,440	0.41	4,412,688	15,539	0.35
Noninterest bearing liabilities:
Deposits	2,276,722			1,848,336			1,763,331
Other	155,589			131,691			108,976
Shareholder’s equity	709,857			660,152			610,850
Total Liabilities and Shareholder’s Equity	$7,792,554			$7,095,152			$6,895,845
Net interest income		$233,840			$248,462			$242,848
Net interest margin (%)[4]			3.29			3.85			3.83
1Includes loans held for sale, at lower of cost or fair value, of $20.5 million, $6.3 million and $2.3 million as of December 31, 2020, 2019 and 2018, respectively.
2Includes recognition of net deferred loan fees of $4.9 million, $0.2 million and $0.1 million for 2020, 2019 and 2018 respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.
3For 2020, 2019 and 2018, the taxable-equivalent basis adjustments made to the table above were not material.
4Defined as net interest income, on a fully taxable equivalent basis, as a percentage of average total interest-earning assets.

The following table shows the effect on net interest income of (1) changes in interest rates (change in weighted-average interest rate multiplied by prior year average balance) and (2) changes in volume (change in average balance multiplied by prior period weighted-average interest rate). Any remaining change is allocated to the above two categories on a pro rata basis.

	2020 vs. 2019			2019 vs. 2018
(in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income
Interest-earning deposits	$(545)	$466	$(79)	$31	$(651)	$(620)
FHLB stock	(36)	(8)	(44)	—	(1)	(1)
Investment securities
Taxable	(5,062)	3,097	(1,965)	(2,462)	(2,222)	(4,684)
Non-taxable	(585)	199	(386)	102	487	589
Total investment securities	(5,647)	3,296	(2,351)	(2,360)	(1,735)	(4,095)
Loans
Residential 1-4 family	(4,124)	(63)	(4,187)	454	2,566	3,020
Commercial real estate	(9,697)	3,969	(5,728)	595	150	745
Home equity line of credit	(5,717)	622	(5,095)	481	3,711	4,192
Residential land	(6)	(14)	(20)	(1)	(48)	(49)
Commercial	(3,447)	7,139	3,692	(539)	1,800	1,261
Consumer	(1,129)	(7,007)	(8,136)	96	3,966	4,062
Total loans	(24,120)	4,646	(19,474)	1,086	12,145	13,231
Total increase (decrease) in interest income	(30,348)	8,400	(21,948)	(1,243)	9,758	8,515
Interest expense
Savings	298	(168)	130	(261)	(4)	(265)
Interest-bearing checking	897	(70)	827	(563)	(29)	(592)
Money market	577	(89)	488	(325)	(26)	(351)
Time certificates	2,656	2,075	4,731	(1,325)	(306)	(1,631)
Advances from Federal Home Loan Bank	466	231	697	(181)	183	2
Securities sold under agreements to repurchase and federal funds purchased	422	31	453	(219)	155	(64)
Total decrease (increase) in interest expense	5,316	2,010	7,326	(2,874)	(27)	(2,901)
Increase (decrease) in net interest income	$(25,032)	$10,410	$(14,622)	$(4,117)	$9,731	$5,614
Earning assets, costing liabilities, contingencies and other factors.  Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on costing liabilities. The interest rate environment has been impacted by disruptions in the financial markets over a period of several years. In 2020, the Federal Open Market Committee lowered its federal funds rate target range to 0% - 0.25% in response to the financial crisis caused by the COVID-19 pandemic, which resulted in a decrease in ASB’s net interest income and net interest margin. A prolonged low interest rate environment may continue to negatively impact ASB’s net interest income and net interest margin.
Loans and mortgage-backed securities are ASB’s primary earning assets.
Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. See “Loans” in Note 4 of the Consolidated Financial Statements for a composition of ASB’s loan portfolio.
The increase in the loans balance in 2020 was primarily due to growth in the commercial, commercial real estate and HELOC average loan portfolio balances. ASB continued to diversify its loan portfolio with higher-spread, shorter-maturity loans and/or variable rate loans. The commercial loan portfolio growth included the PPP loans which totaled $300 million at December 31, 2020.
The increase in the loans balance in 2019 was primarily due to growth in the HELOC, commercial, commercial real estate and residential 1-4 family average loan portfolio balances, which were the portfolios targeted as ASB continued its loan growth strategy of diversifying the loan portfolio with higher-spread, shorter-maturity loans and/or variable rate loans.
For a discussion of 2018, 2017 and 2016 changes in loan balances, please refer to the “Results of operations” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Bank,” in the Company’s 2019 Form 10-K.

The following table summarizes loans held for investment based upon contractually scheduled principal payments allocated to the indicated maturity categories:

December 31	2020
Due	In 1 year or less	After 1 year through 5 years	After 5 years through 15 years	After 15 years	Total
(in millions)
Residential 1-4 family – Fixed	$70	$297	$767	$871	$2,005
Residential 1-4 family – Adjustable	9	33	75	22	139
Total residential 1-4 family	79	330	842	893	2,144
Commercial real estate – Fixed	51	177	299	—	527
Commercial real estate – Adjustable	115	176	166	—	457
Total commercial real estate	166	353	465	—	984
Home equity line of credit– Fixed	25	91	92	4	212
Home equity line of credit – Adjustable	8	33	230	481	752
Total home equity line of credit	33	124	322	485	964
Residential land– Fixed	2	14	—	—	16
Residential land – Adjustable	—	—	—	—	—
Total residential land	2	14	—	—	16
Commercial construction – Fixed	—	—	—	—	—
Commercial construction – Adjustable	21	29	20	51	121
Total commercial construction	21	29	20	51	121
Residential construction – Fixed	11	—	—	—	11
Residential construction – Adjustable	—	—	—	—	—
Total residential construction	11	—	—	—	11
Commercial – Fixed	63	451	62	—	576
Commercial – Adjustable	119	230	12	—	361
Total commercial	182	681	74	—	937
Consumer – Fixed	65	81	4	—	150
Consumer – Adjustable	4	12	2	—	18
Total consumer	69	93	6	—	168
Total loans – Fixed	287	1,111	1,224	875	3,497
Total loans – Adjustable	276	513	505	554	1,848
Total loans	$563	$1,624	$1,729	$1,429	$5,345
Home equity lines of credit. The home equity lines of credit (HELOC) portfolio makes up 18% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable-rate term loan with a 20-year amortization period. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed-rate loan with level principal and interest payments. As of December 31, 2020, approximately 21% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. A HELOC loan is typically in a subordinate lien position to a borrower’s first mortgage loan, however, approximately 57% of ASB’s HELOC loan portfolio is in a first lien position.

Attention had been given by regulators and rating agencies to the potential for increased exposure to credit losses associated with HELOCs that were originated during the period of rapid home price appreciation between 2003 and 2007 as they have reached the end of their 10-year, interest-only payment periods. Once the interest only payment period has ended, payments are reset to include principal repayments along with interest. ASB does not have a large exposure to HELOCs originated between 2003 and 2007. Nearly all of ASB’s HELOC originations prior to 2008 consisted of amortizing equity lines that have structured principal payments during the draw period. These older equity lines represent 1% of the HELOC portfolio.
Loan portfolio risk elements.  When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. If delinquencies are not cured promptly, ASB normally commences a collection action, including foreclosure proceedings in the case of real estate secured loans. In a foreclosure action, the property collateralizing the delinquent debt is sold at a public auction in which ASB may participate as a bidder to protect its interest. If

ASB is the successful bidder, the property is classified as real estate owned until it is sold. As of December 31, 2020 and 2019, ASB had nil real estate acquired in settlement of loans.
In addition to delinquent loans, other significant lending risk elements include: (1) loans which accrue interest and are 90 days or more past due as to principal or interest, (2) loans accounted for on a nonaccrual basis (nonaccrual loans), and (3) loans on which various concessions are made with respect to interest rate, maturity, or other terms due to the inability of the borrower to service the obligation under the original terms of the agreement (troubled debt restructured loans). ASB loans that were 90 days or more past due on which interest was being accrued as of December 31, 2020 and 2019 were immaterial or nil. The following table sets forth certain information with respect to nonaccrual loans:

December 31	2020	2019
(dollars in thousands)
Real estate:
Residential 1-4 family	$11,826	$11,395
Commercial real estate	18,722	195
Home equity line of credit	7,358	6,638
Residential land	408	448
Commercial construction	—	—
Residential construction	—	—
Total real estate	38,314	18,676
Commercial	5,147	5,947
Consumer	3,935	5,113
Total nonaccrual loans	$47,396	$29,736
Loans receivable, net	$5,333,843	$5,121,176
Allowance for credit losses	$101,201	$53,355
Nonaccrual loans to loans receivable, net	0.89%	0.58%
Allowance for credit losses to nonaccrual loans	2.14x	1.79x
In 2020, nonaccrual loans increased $17.7 million primarily due to an increase in commercial real estate nonaccrual loans of $18.5 million. The increase in commercial real estate nonaccrual loans was attributed to one commercial credit.
In 2019, nonaccrual loans increased $2.4 million primarily due to increases in commercial and consumer nonaccrual loans of $1.7 million and $0.9 million, respectively.
For a discussion of 2018, 2017 and 2016 changes in nonaccrual loans, please refer to the “Results of operations” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Bank,” in the Company’s 2019 Form 10-K.
See “Allowance for credit losses” in Note 4 of the Consolidated Financial Statements for information with respect to nonperforming assets.
Allowance for credit losses.  See “Allowance for credit losses” in Note 4 of the Consolidated Financial Statements for the tables which sets forth the allocation of ASB’s allowance for credit losses. On January 1, 2020, ASB adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments - Measurement of Current Expected Credit Losses on Financial Instruments, modifying the accounting for the allowance for credit losses from an incurred loss model to an expected loss model (see Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements). With the adoption of ASU 2016-13, ASB added $19.4 million to the allowance for credit losses on January 1, 2020. During 2020, ASB recorded a provision for credit losses related to the allowance for credit losses of $49.8 million primarily due to increased reserves for the commercial, commercial real estate and consumer loan portfolios for expected credit deterioration due to the COVID-19 pandemic and additional loss reserves to cover net loan charge-offs. During 2019, ASB recorded a provision for credit losses of $23.5 million primarily due to increased loss reserves for the consumer loan portfolio and credit scored loan portfolios to cover net charge-offs, and reserves for an impaired commercial credit, partly offset by the release of reserves resulting from recoveries of previously charged-off loans.

ASB maintains a reserve for credit losses that consists of two components, the allowance for credit losses and an allowance for loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in provision for credit losses. With the adoption of ASU 2016-13, ASB added $1.6 million to the reserve for unfunded loan commitments on January 1, 2020. For 2020 and 2019, ASB recorded a provision for credit losses for unfunded commitments of $1.0 million and nil, respectively. As of December 31, 2020 and December 31, 2019, the reserve for unfunded loan commitments was $4.3 million and $1.7 million, respectively.
The following table sets forth the allocation of ASB’s allowance for credit losses and the percentage of loans in each category to total loans:

December 31	2020			2019
(dollars in thousands)	Allowance balance	Allowance to loan receivable %	Loan receivable % of total	Allowance balance	Allowance to loan receivable %	Loan receivable % of total
Real estate:
Residential 1-4 family	$4,600	0.21	40.1	$2,380	0.11	42.6
Commercial real estate	35,607	3.62	18.4	15,053	1.82	16.1
Home equity line of credit	6,813	0.71	18.0	6,922	0.63	21.3
Residential land	609	3.90	0.3	449	3.05	0.3
Commercial construction	4,149	3.42	2.3	2,097	2.97	1.4
Residential construction	11	0.10	0.2	3	0.03	0.2
Total real estate	51,789	1.22	79.3	26,904	0.64	81.9
Commercial	25,462	2.72	17.5	10,245	1.53	13.1
Consumer	23,950	14.19	3.2	16,206	6.28	5.0
Total allowance for credit losses	$101,201	1.90	100.0	$53,355	1.04	100.0
In 2020, ASB’s allowance for credit losses increased by $47.8 million primarily due to an increase in loan loss reserves for the commercial, commercial real estate and consumer loan portfolios for expected credit deterioration due to the COVID-19 pandemic and the impact of adopting ASU 2016-13. Total delinquencies of $19.6 million at December 31, 2020 was a decrease of $0.2 million compared to total delinquencies of $19.8 million at December 31, 2019 primarily due to decreases in delinquent consumer loans, partly offset by an increase in residential 1-4 family delinquent loans. The ratio of delinquent loans to total loans decreased from 0.39% of total outstanding loans at December 31, 2019 to 0.37% of total outstanding loans at December 31, 2020. Net charge-offs for 2020 were $21.4 million, a decrease of $0.8 million compared to $22.2 million in 2019 primarily due to a decrease in consumer loan portfolio net charge-offs.
In 2019, ASB’s allowance for credit losses increased by $1.2 million primarily due to an increase in loan loss reserves for the commercial, commercial real estate and HELOC loan portfolios as a result of loan growth in those loan portfolios. Total delinquencies of $19.8 million at December 31, 2019 was a decrease of $6.2 million compared to total delinquencies of $26.0 million at December 31, 2018 primarily due to decreases in delinquent residential 1-4 family and HELOC loans. The ratio of delinquent loans to total loans decreased from 0.54% of total outstanding loans at December 31, 2018 to 0.39% of total outstanding loans at December 31, 2019. Net charge-offs for 2019 were $22.2 million, an increase of $5.9 million compared to $16.3 million in 2018 primarily due to an increase in consumer loan portfolio charge-offs as result of ASB’s unsecured consumer loan portfolio product offering with risk-based pricing and net charge-offs for an impaired commercial credit.
For a discussion of 2018, 2017 and 2016 changes in the allowance for credit losses, please refer to the “Results of operations” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Bank,” in the Company’s 2019 Form 10-K.
Investment securities.  Currently, ASB’s investment portfolio consists of U.S. Treasury and federal agency obligations, mortgage-backed securities, corporate bonds and mortgage revenue bonds. ASB owns mortgage-backed securities issued or guaranteed by the U.S. government agencies or sponsored agencies, including the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), Government National Mortgage Association (GNMA) and Small Business Administration (SBA). The weighted-average yield on investments during 2020, 2019 and 2018 was 1.90%, 2.27%, and 2.41%, respectively. ASB did not maintain a portfolio of securities held for trading during 2020, 2019 and 2018.
As of December 31, 2020 and 2019, ASB had $226.9 million and $139.5 million, respectively, of investment securities that were purchased and classified as held-to-maturity. The investment securities were classified as held-to-maturity to enhance ASB’s capital management in a rising rate environment. ASB considers the held-to-maturity classification of these investment securities to be appropriate as ASB has the positive intent and ability to hold these securities to maturity.

Principal and interest on mortgage-backed securities issued by FNMA, FHLMC, GNMA and SBA are guaranteed by the issuer and, in the case of GNMA and SBA, backed by the full faith and credit of the U.S. government. U.S. Treasury securities are also backed by the full faith of the U.S. government. The increase in the investment securities portfolio was primarily due to the purchase of agency mortgage-backed and credit securities with excess liquidity.
The net unrealized gains on ASB’s investment securities were primarily caused by movements in interest rates. All contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Based upon ASB’s evaluation at December 31, 2020 and 2019, there was no indicated impairment as ASB expects to collect the contractual cash flows for these investments. See “Investment securities” in Note 1 of the Consolidated Financial Statements for a discussion of securities impairment assessment.
As of December 31, 2020 and 2019, ASB did not have any private-issue mortgage-backed securities. ASB does not have any exposure to securities backed by subprime mortgages. See “Investment securities” in Note 4 of the Consolidated Financial Statements for a discussion of the allowance for credit losses for the investment securities portfolio.
The following table summarizes the current amortized cost of ASB’s investment portfolio (excluding stock of the FHLB of Des Moines, which has no contractual maturity) and weighted average yields as of December 31, 2020. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

(dollars in millions)	In 1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Mortgage-backed securities	Total[1]
U.S. Treasury and federal agency obligations	$5	$32	$23	$—	$—	$60
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	—	—	—	—	2,053	2,053
Corporate bonds	12	9	9	—	—	30
Mortgage revenue bonds[1]	—	—	—	27	—	27
	$17	$41	$32	$27	$2,053	$2,170
Weighted average yield	2.98%	2.47%	2.42%	2.13%	1.67%	1.72%
1     Weighted average yield on the mortgage revenue bonds is computed on a tax equivalent basis using a federal statutory tax rate of 21%.

    Stock in FHLB. As of December 31, 2020 and 2019, ASB’s stock in FHLB of Des Moines ($9 million and $8 million, respectively) was carried at cost because it can only be redeemed at par. The amount that ASB is required to invest in FHLB stock is determined by FHLB requirements. In 2020, 2019 and 2018, ASB received cash dividends of $306,000, $349,000 and $350,000, respectively, on its FHLB Stock.
Deposits and other borrowings. Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. While deposits have increased by $1.1 billion in 2020 in part due to PPP loan proceeds and consumer economic impact payments from the CARES Act stimulus program, deposit retention and sustained growth will remain challenging in the current environment due to the low level of short-term interest rates. Advances from the FHLB of Des Moines, securities sold under agreements to repurchase and federal funds purchased continue to be additional sources of funds. As of December 31, 2020, ASB’s costing liabilities consisted of 99% deposits and 1% borrowings compared to costing liabilities of 98% deposits and 2% other borrowings as of December 31, 2019.
ASB’s deposits are obtained primarily from residents of Hawaii. Net deposit inflow or outflow, measured as the year-over-year difference in year-end deposits, was an inflow of $1.1 billion in 2020, compared to an inflow of $113 million in 2019 and $268 million in 2018.
The following table presents the amount of time certificates of deposit of $250,000 or more, segregated by time remaining until maturity:

(in thousands)	Amount
Three months or less	$53,407
Greater than three months through six months	17,518
Greater than six months through twelve months	25,069
Greater than twelve months	25,262
$121,256
As of December 31, 2020 and 2019, ASB had approximately $1.2 billion and $777 million, respectively, of deposits that were uninsured.

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
The decrease in other borrowings in 2020 was due to a decrease in business repurchase agreements. The increase in other borrowings in 2019 was due to an increase in business repurchase agreements, partly offset by the payoff of FHLB advances. The decrease in other borrowings in 2018 was due to the payoff of a maturing FHLB advance and a decrease in business repurchase agreements.
As of December 31, 2020, the unused borrowing capacity with the FHLB of Des Moines was $2.1 billion. The FHLB of Des Moines continues to be an important source of liquidity for ASB. See “Liquidity and capital resources” below for changes in the unused borrowing capacity with the FHLB of Des Moines.
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
As of December 31, 2020, ASB had an unrealized gain, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in accumulated other comprehensive income (AOCI) of $20.0 million compared to an unrealized gain, net of taxes, of $2.5 million as of December 31, 2019. See “Quantitative and Qualitative Disclosures About Market Risk.”
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
Final Capital Rules.  On July 2, 2013, the FRB finalized its rule implementing the Basel III regulatory capital framework. The final rules applied to banking organizations of all sizes and types regulated by the FRB and the OCC, except bank holding companies subject to the FRB’s Small Bank Holding Company Policy Statement and Savings & Loan Holding Companies (SLHCs) substantially engaged in insurance underwriting or commercial activities. HEI currently meets the requirements of the exemption as a top-tier grandfathered unitary SLHC that derived, as of June 30 of the previous calendar year, either 50% or more of its total consolidated assets or 50% or more of its total revenues on an enterprise-wide basis (calculated under GAAP) from activities that are not financial in nature pursuant to Section 4(k) of the Bank Holding Company Act. The FRB is temporarily excluding these SLHCs from the final rule while it considers a proposal relating to capital and other requirements for SLHC intermediate holding companies (such as ASB Hawaii). The FRB indicated that it would release a proposal on intermediate holding companies that would specify the criteria for establishing and transferring activities to intermediate holding companies and propose to apply the FRB’s capital requirements to such intermediate holding companies. The FRB has not yet issued such a proposal, or a proposal on how to apply the Basel III capital rules to SLHCs that are substantially engaged in commercial or insurance underwriting activities, such as grandfathered unitary SLHCs like HEI.
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

Subject to the timing and final outcome of the FRB’s SLHC intermediate holding company proposal, HEI anticipates that the capital requirements in the final rule will eventually be effective for HEI or ASB Hawaii as well. If the capital requirements were currently applicable to HEI, management believes HEI would satisfy the capital requirements, including the capital conservation buffer. Management cannot predict what final rule the FRB may adopt concerning intermediate holding companies or their impact on ASB Hawaii, if any.
Beginning in the second quarter of 2020, ASB had adopted the community bank leverage ratio framework and was only subject to the Tier 1 leverage ratio requirement. As of December 31, 2020, ASB’s Tier 1 leverage ratio of 8.38% met the minimum capital requirement. See Bank - Regulation in HEI’s “Item 1. Business” for a description of the changes to the community bank leverage ratio framework.

Covered Savings Associations. On May 24, 2019, the OCC issued a final rule to allow federal savings associations with total consolidated assets of $20 billion or less, as reported by the association to the OCC on its call report as of December 31, 2017, to elect to operate as covered savings associations. A covered savings association generally has the same rights and privileges as a national bank that has its main office situated in the same location as the home office of the covered savings association, with some exceptions. It is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that apply to a national bank, with some exceptions, and must comply with certain rules and regulations applicable to the powers and investments of a national bank. A covered savings association is not required to comply with the lending and investment limits in the Home Owners Loan Act (HOLA) and is not required to be a qualified thrift lender under HOLA. Finally, a covered savings association is not permitted to retain or engage in any subsidiaries, assets, or activities that are not permissible for a national bank. ASB has initiated a preliminary examination of the benefits and disadvantages of such an election with the preservation of being held by a unitary thrift holding company in mind. ASB is awaiting official FRB commentary and an FRB response to an inquiry letter sent by ASB. The bank has not reached a decision on the election.

Liquidity and capital resources.

December 31	2020	% change	2019	% change
(dollars in millions)
Total assets	$8,397	16	$7,233	3
Investment securities	2,197	60	1,372	(10)
Loans held for investment, net	5,233	3	5,068	6
Deposit liabilities	7,387	18	6,272	2
Other bank borrowings	90	(22)	115	5
As of December 31, 2020, ASB was one of Hawaii’s largest financial institutions based on assets of $8.4 billion and deposits of $7.4 billion.
ASB’s principal sources of liquidity are customer deposits, borrowings and the maturity and repayment of portfolio loans and securities. The bank’s liquidity remains at satisfactory levels as deposits grew substantially during the pandemic which enabled ASB to fund its loan production and purchase investment securities with low cost funding. ASB’s deposits as of December 31, 2020 were $1.1 billion higher than December 31, 2019. ASB’s sources of borrowings include advances from the FHLB and securities sold under agreements to repurchase from broker/dealers and commercial account holders. As of December 31, 2020, ASB had no FHLB borrowings outstanding. ASB is approved to borrow from the FHLB up to 35% of ASB’s assets to the extent it provides qualifying collateral and holds sufficient FHLB stock. As of December 31, 2020, ASB’s unused FHLB borrowing capacity was approximately $2.1 billion.
In February 2020, the FHLB of Des Moines notified its members that certain assets, which included high-quality home equity lines of credit that were priced off a variable index with a fixed rate option, would no longer qualify as collateral for FHLB Advances, and effective October 1, 2020, the FHLB of Des Moines no longer accepted the fixed rate portion of any home equity lines of credit as collateral. In addition, effective July 13, 2020, the FHLB of Des Moines lowered their Loan to Value (LTV), a system-wide percentage applied to eligible pledged collateral to determine borrowing capacity, to reflect ongoing risks in the market due to COVID-19. The lower LTV reduced ASB’s collateral value of the existing pledged loans and the borrowing capacity by $100 million. To increase the borrowing capacity at the FHLB of Des Moines, ASB pledged commercial real estate loans, which increased the borrowing capacity by $200 million. ASB is evaluating other assets to pledge as collateral to increase its reserve borrowing capacity with the FHLB. Over the past 10 years, the maximum amount outstanding from the FHLB as of any quarter end was $110 million.
As of December 31, 2020, securities sold under agreements to repurchase totaled $90 million, representing 1.1% of assets.
ASB utilizes deposits, advances from the FHLB and securities sold under agreements to repurchase to fund maturing and withdrawn deposits, repay maturing borrowings, fund existing and future loans and purchase investment and mortgage-backed securities. As of December 31, 2020, ASB had commitments to borrowers for loans and unused lines and letters of credit of $2.0 billion, of which, commitments to lend to borrowers whose loan terms have been modified in troubled debt restructurings were nil. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
As of December 31, 2020 and 2019, ASB had $47.4 million and $29.7 million of loans on nonaccrual status, respectively, or 0.9% and 0.6%, respectively, of net loans outstanding. As of December 31, 2020 and 2019, ASB had nil real estate acquired in settlement of loans.
In 2020, operating activities provided cash of $100 million. Net cash of $1.0 billion was used by investing activities primarily due to purchases of available-for-sale investment securities of $1.4 billion, a net increase in loans receivable of $229 million, purchases of held-to-maturity investment securities of $147 million, additions to premises and equipment of $12 million, and contributions to low-income housing investments of $9 million, partly offset by receipt of repayments from available-for-sale investment securities of $478 million, proceeds from the sale of available-for-sale investment securities of $169 million, repayments from held-to-maturity investment securities of $60 million and proceeds from the sale of low-income housing investments of $7 million. Financing activities provided net cash of $1.1 billion primarily due to a net increase in deposits of $1.1 billion, partly offset by a net decrease in repurchase agreements of $25 million and common stock dividends to HEI (through ASB Hawaii) of $31 million.
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2020, ASB was well-capitalized (see Note 4 of the Consolidated Financial Statements for ASB’s capital ratios).
For a discussion of ASB dividends, see “Common stock equity” in Note 4 of the Consolidated Financial Statements.
See “Commitments” in Note 4 of the Consolidated Financial Statements for a discussion of commitments and contingencies and off-balance sheet arrangements.
Material estimates and critical accounting policies.  Also see “Material estimates and critical accounting policies” for Consolidated HEI above.
Allowance for credit losses.  The Company considers the policies related to the allowance for credit losses as critical to the financial statement presentation. The allowance for credit losses applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes, but is not limited to loans, loan commitments and held-to-maturity securities. In addition, the accounting for credit losses on available-for-sale (AFS) debt securities and purchased financial assets with credit deterioration were amended. The other-than-temporary impairment model of accounting for credit losses on AFS debt securities was replaced with an estimate of expected credit losses only when the fair value is below the amortized cost of the asset. The credit loss models use a probability-of-default, loss given default and exposure at default methodology to estimate the expected credit losses. Within each model or calculation, loans are further segregated based on additional risk characteristics specific to that loan type, such as risk rating, Fair Isaac Corporation (FICO) score, bankruptcy score, age of loan and collateral. The Company uses both internal and external historical data, as appropriate, and a blend of economic forecasts to estimate credit losses over a reasonable and supportable forecast period and then reverts to a longer-term historical loss experience to arrive at lifetime expected credit losses. The reversion period incorporates forward-looking expectations about repayments (including prepayments) as determined by the Company’s asset liability management system. See “Recent Accounting Pronouncements” in Note 1 of the Consolidated Financial Statements for further discussion of the Company’s allowance for credit losses.
ASB disaggregates the loan portfolio into loan segments for purposes of determining the allowance for credit losses. Commercial, commercial real estate, and commercial construction loans are defined as non-homogeneous loans. ASB utilizes a risk rating system for evaluating the credit quality of such loans. Loans are rated based on the degree of risk at origination and periodically thereafter, as appropriate. Values are applied separately to the probability of default (borrower risk) and loss given default (transaction risk). ASB utilizes a numerical-based, risk rating “PD Model” that takes into consideration fiscal year-end financial information of the borrower and identified financial attributes including retained earnings, operating cash flows, interest coverage, liquidity and leverage that demonstrate a strong correlation with default to assign default probabilities at the borrower level. In addition, a loss given default value is assigned to each loan to measure loss in the event of default based on loan specific features such as collateral that mitigates the amount of loss in the event of default. Together the PD Model and loss given default construct provide a quantitative, data driven and consistent framework for measuring risk within the portfolio, on a loan by loan basis and for the ultimate collectability of each loan.

Residential, consumer and credit scored business loans are considered homogeneous loans, which are typically underwritten based on common, uniform standards. For the homogeneous portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. ASB supplements performance data with external credit bureau data and credit scores such as the FICO score on a quarterly basis. ASB has built portfolio loss models for each major segment based on the combination of internal and external data to predict the probability of default at the loan level.
ASB also considers qualitative factors in determining the allowance for credit losses. These include but are not limited to adjustments for changes in policies and procedures in underwriting, monitoring or collections, economic conditions, portfolio mix, lending and risk management personnel, results of internal audit and quality control reviews, collateral values and any concentrations of credit.
The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to cover expected losses related to unfunded credit facilities and is included in accounts payable and other liabilities in the consolidated balance sheets. The determination of the adequacy of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, credit risk grading and historical loss rates. This process takes into consideration the same risk elements that are analyzed in the determination of the adequacy of the allowance for credit losses, as discussed above. Net adjustments to the reserve for unfunded commitments are included in the provision for credit losses in the consolidated statements of income.
Management believes its allowance for credit losses is adequate to cover expected credit losses in the loan portfolio. However, such estimates are based on currently available information and historical experience, and future adjustments may be required from time to time to the allowance for credit losses based on new information and changes that occur (e.g., due to changes in economic conditions, particularly in Hawaii). Actual losses could differ from management’s estimates, and these differences and subsequent adjustments could be material.
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

Goodwill. Goodwill is initially recorded as the excess of the purchase price over the fair value of the net assets acquired in a business combination and is subsequently evaluated at least annually for impairment during the fourth quarter. The goodwill relates to ASB, which is the only reporting unit in the Company’s reportable Bank segment, and is the Company’s only intangible asset with an indefinite useful life. At December 31, 2020 the amount of goodwill was $82.2 million. In 2020, the combination of economic impacts from COVID-19 and the resulting reductions in market interest rates led ASB to determine that a triggering event existed, which required an assessment to determine whether goodwill was impaired. To determine if there was an impairment to the book value of goodwill, the fair value of ASB was estimated using a valuation method based on the market and income approaches. The market approach considers publicly traded financial institutions and measures the institutions’ market values as a multiple to (1) net income and (2) tangible book equity. The market approach also looks at sale transactions to determine the fair value under this approach. The mean market value multiples for net income and tangible book equity from the selected institutions were applied to ASB’s last twelve months’ net income, next year’s net income and tangible book equity to calculate ASB’s fair value using the market approach. Industry sale transactions for 2019 and 2020 were reviewed and used to calculate the market approach fair value. The income approach uses a discounted cash flow method to value a company on a going concern basis and is based on the concept that the future benefits derived from a particular company can be measured by its sustainable after-tax cash flows in the future. ASB used its forecasted net income and estimated cost savings if the bank were acquired and applied a discount rate to calculate its discounted cash flows. A capitalization of earnings method was used to calculate a terminal value for the discounted cash flow method. The income approach was weighted 75%, the publicly traded company valuation method was weighted 20% and the sale transaction valuation method was weighted 5%. More weight was given to the income approach as this approach uses the projected performance of ASB in the stressed environment and would be more indicative of the current fair value of the Bank. The impairment test for ASB as of December 31, 2020 resulted in no goodwill impairment, since the estimated fair value of the reporting unit exceeded its carrying value by more than 35%. The calculation of fair value of the reporting unit requires significant estimates and assumptions by management, including but not limited to, forecasted net income, tangible assets, cost savings, control premiums and discount rate. Should the estimates and assumptions change such that the fair value of the reporting unit is lower than its carrying value, the Company may be required to record impairments to goodwill in future periods and such impairments could be material.
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
HEI and Hawaiian Electric (in the case of Hawaiian Electric, only the information related to Hawaiian Electric and its subsidiaries is applicable):
The Company manages various market risks in the ordinary course of business, including credit risk and liquidity risk. The Company believes the electric utility and the “other” segment’s exposures to these two risks were not material as of December 31, 2020.
Credit risk for ASB is the risk that borrowers or issuers of securities will not be able to repay their obligations to the bank. Credit risk associated with ASB’s lending portfolios is controlled through its underwriting standards, loan rating of commercial and commercial real estate loans, on-going monitoring by loan officers, credit review and quality control functions in these lending areas and adequate allowance for credit losses. Credit risk associated with the securities portfolio is mitigated through investment portfolio limits, experienced staff working with analytical tools, monthly fair value analysis and on-going monitoring and reporting such as investment watch reports and loss sensitivity analysis. See “Allowance for credit losses” in Item 7 above and in Note 4 of the Consolidated Financial Statements.
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
The Company considers interest rate risk to be a very significant market risk as it could potentially have a significant effect on the Company’s results of operations, financial condition and liquidity, especially as it relates to ASB, but also as it may affect the discount rate used to determine retirement benefit liabilities and minimum contributions, the market value of retirement benefit plans’ assets, borrowing costs and the Utilities’ allowed rates of return. Interest rate risk can be defined as the exposure of the Company’s earnings to adverse movements in interest rates.

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
Consistent with OCC guidelines, the market value or economic capitalization of ASB is measured as economic value of equity (EVE). EVE represents the theoretical market value of ASB’s net worth and is defined as the present value of expected net cash flows from existing assets minus the present value of expected cash flows from existing liabilities plus the present value of expected net cash flows from existing off-balance sheet contracts. Key assumptions used in the calculation of ASB’s EVE include the prepayment behavior of loans and investments, the possible distribution of future interest rates, pricing spreads for assets and liabilities in the alternate scenarios and the rate and balance behavior of deposit accounts with indeterminate maturities. EVE is calculated in multiple scenarios. As with the NII simulation, the base case is represented by the current yield curve. Alternate scenarios are created by assuming immediate parallel shifts in the yield curve in increments of +/- 100 basis points (bp) up to + 300 bp. The change in EVE is measured as the change in EVE in a given rate scenario from the base case and expressed as a percentage. To gain further insight into the interest rate risk profile, additional analysis is periodically performed in alternate scenarios including rate shifts of greater magnitude and changes in key balance sheet drivers.

ASB’s interest-rate risk sensitivity measures as of December 31, 2020 and 2019 constitute “forward-looking statements” and were as follows:

	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
Change in interest rates (basis points)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
+300	7.0%	2.8%	31.4%	15.3%
+200	5.0	2.1	23.9	12.2
+100	2.7	1.3	14.0	7.5
-100	(1.9)	(2.0)	(25.2)	(12.7)
ASB’s NII sensitivity profile was more asset sensitive as of December 31, 2020 compared to December 31, 2019, primarily driven by the exceptionally low interest rate environment and significant growth in core deposits. The decrease in market rates increased prepayment expectations in the bank’s fixed-rate mortgage and mortgage-backed investment portfolios, while significant growth in core deposits shifted the bank’s funding composition from short duration public fund CDs to long duration core deposits. In addition, ASB’s core deposit behavioral assumptions were updated in the fourth quarter of 2020, lowering repricing sensitivity, thereby contributing to increased asset sensitivity.

EVE sensitivity increased as of December 31, 2020 compared to December 31, 2019 primarily due to significant growth in long duration core deposits and the exceptionally low interest rate environment, which led to faster prepayment expectations and shortened the duration of fixed-rate mortgage and mortgage-backed investment portfolios. In addition, ASB’s core deposit behavioral assumptions were updated in the fourth quarter of 2020, extending the life of the bank’s core deposit portfolio and lowering repricing sensitivity, thereby contributing to increased EVE sensitivity.

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

Other than bank interest rate risk
The Company’s general policy is to manage “other than bank” interest rate risk through use of a combination of short-term debt, long-term debt and preferred securities. As of December 31, 2020, the Company was exposed to “other than bank” interest rate risk because of its periodic borrowing requirements, the impact of interest rates on the discount rate and the market value of plan assets used to determine retirement benefits expenses and obligations (see “Pension and other postretirement benefits obligations” in HEI’s MD&A and “Retirement benefits” in Notes 1 and 10 of the Consolidated Financial Statements) and the possible effect of interest rates on the electric utilities’ allowed rates of return. Other than these exposures, management believes its exposure to “other than bank” interest rate risk is not material. The Company’s long-term debt, in the form of borrowings of proceeds of revenue bonds, privately-placed senior notes and bank term loans, is predominately at fixed rates (see Note 16 of the Consolidated Financial Statements for the fair value of long-term debt, net-other than bank).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEI and Hawaiian Electric:

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Hawaiian Electric Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for its allowance for credit losses in 2020 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.The adoption of ASU No. 2016-13 is also communicated in a critical audit matter below.

Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Electric Utility Segment - Regulatory Assets and Liabilities - Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
Hawaiian Electric Company, Inc. (“Hawaiian Electric” or the “Utility”) is subject to rate regulation by the Hawaii Public Utility Commission (the “PUC”) and accounts for the effects of regulation under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 980, “Regulated Operations,” as management believes that the operations of the Utility currently satisfy the criteria for regulatory accounting. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; operating revenues; operation and maintenance expense; and depreciation expense. As of December 31, 2020, regulatory assets and liabilities amounted to approximately $766,708,000 and $959,786,000, respectively. The Company’s continued accounting under ASC Topic 980 generally requires that rates are established by an independent, third party regulator; rates are designed to recover the costs of providing service; and it is reasonable to assume that rates can be charged to, and collected from, customers. On December 23, 2020, the PUC issued a Decision and Order approving a new performance-based regulation (“PBR”) framework.

Hawaiian Electric’s rates are subject to regulatory rate-setting processes and earnings oversight. Rates are determined and approved in regulatory proceedings based on an analysis of the Utility’s costs to provide utility service and a return on, and recovery of, Hawaiian Electric’s investment in the utility business. Any decision by the PUC could (1) impact the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets and (2) necessitate a refund in rates that should be reported as regulatory liabilities.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about the applicability of applying the specialized rules and the impacted account balances, including disclosures and the high degree of subjectivity involved in assessing the impact of regulatory orders on the financial statements. Management judgments include assessing the applicability of the specialized rules and the likelihood of (1) recovery in future rates of incurred costs and (2) a refund to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the PUC, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the application of specialized rules to account for the effects of cost- based rate regulation and the uncertainty of future decisions by the rate regulators included the following, among others:

•We tested the effectiveness of management’s controls over (1) the evaluation of the application of specialized rules to account for the effects of cost-based rate regulation and (2) the evaluation of the likelihood of (a) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets and (b) a refund that should be reported as regulatory liabilities. Such controls include the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or refunding amounts in rates.

•With the assistance of professionals in our firm having expertise in regulatory accounting, we evaluated the Company’s conclusion that it should apply the specialized rules to account for the effects of cost-based rate regulation including considerations as a result of the PBR decision and order.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•We read relevant regulatory orders issued by the PUC for the Utility, regulatory statutes, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the PUC’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•For regulatory matters in process, we inspected the Utility’s filings with the PUC and the filings with the PUC by intervenors that may impact the Utility’s future rates, for any evidence that might contradict management’s assertions.

•We obtained analyses from management, which includes input from regulatory and legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery, or refundable in rates.
Allowance for Credit Losses - Refer to Notes 1 and 4 to the financial statements (also see Change in Accounting Principle explanatory paragraph above)
Critical Audit Matter Description
The allowance for credit losses is a material estimate of the Company and as of December 31, 2020, the total balance was $101.2 million. On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the incurred loss methodology for the allowance for credit losses with an expected loss methodology. The allowance for credit losses is based on the composition, characteristics, and quality of the loans and off-balance sheet credit exposures, as well as the prevailing economic conditions and reasonable and supportable forecasts. The credit loss models use a probability- of-default, loss given default, and exposure at default methodology to estimate expected credit losses.

The Company also incorporates qualitative factors to adjust the historical loss rates or other static sources as these rates may not be an accurate indicator of expected losses in the current portfolio. These qualitative factors include, but are not limited to, adjustments for changes in policies and procedures in underwriting, monitoring or collections, economic conditions, portfolio mix, lending and risk management personnel, results of internal audit and quality control reviews, collateral values and any concentrations of credit.

The selection of relevant and appropriate qualitative factors in calculating the allowance for credit losses requires significant management judgment. Given the magnitude of the qualitative factors and significant amount of judgment required by management in developing the qualitative component of the overall allowance, performing audit procedures to evaluate the reasonableness of the allowance for credit losses required a high degree of auditor judgment, an increased level of effort, and the need to involve more experienced audit professionals.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the allowance for credit losses, included the following, among others:

•We tested the effectiveness of controls over the allowance for credit losses, including management’s controls over the respective qualitative factors.

•We evaluated the reasonableness and conceptual soundness of the allowance for credit losses modeling framework, including the use of qualitative factors.

•We tested the mathematical accuracy of the calculation of the qualitative allowance for credit losses as well as the accuracy and completeness of data used as inputs to the determination of qualitative factors.

•We evaluated the qualitative factors applied to the historical loss rates, including assessing the basis for the factors and the reasonableness of the qualitative factors used in the allowance for credit losses.

•We evaluated the directional consistency and magnitude of the qualitative adjustments, as well as the absolute value of the allowance for credit losses attributable to the qualitative adjustments.

•In order to identify potential bias in the determination of the allowance for credit losses, we performed analytical analysis, including retrospective review, where we compared the estimate of losses to actual losses, analyzed ratios of the allowance for credit losses to loans and other relevant metrics, such as losses and nonperforming loans, and performed peer analysis where we compared relevant metrics to comparable financial institutions, and evaluated the relevance of the underlying data used to determine qualitative factors, to identify potential bias in the determination of the allowance for credit losses.
Goodwill - Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company’s goodwill balance was $82.2 million as of December 31, 2020, which relates to the Company’s reporting Bank segment. The fair value of the Bank exceeded its carrying value by more than 35% as of the measurement date and, therefore, no impairment was recognized. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the Bank to its carrying value. The Company used a weighting of the income approach (discounted cash flows) and market approach to estimate fair value. More weight was given to the income approach (75%) as this approach uses the projected performance of the Bank in the current stressed environment and would be more indicative of the current fair value of the Bank. The income approach requires management to make significant estimates and assumptions related to discount rate and forecasts of net income, including estimated cost savings if the Bank were acquired.

Given the significant estimates and assumptions made by management to estimate the fair value of the Bank, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate and forecasts of net income, including estimated cost savings if the Bank were acquired, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the discount rate and forecasts of net income, specifically the level of estimated cost savings if the Bank were acquired, used by management to estimate the fair value of the Bank included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Bank, such as controls related to management’s selection of the discount rate and forecasts of net income, including the level of estimated cost savings if the Bank were acquired.

•We evaluated management’s ability to accurately forecast net income by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s net income forecasts, including estimated cost savings if the Bank were acquired, by comparing the forecasts to:

◦Historical net income.

◦Cost savings observed in market transactions.

◦Internal communications to management and the Board of Directors.

◦Forecasted information included in the Company’s press releases as well as in analyst and industry reports of the Company and companies in its peer group.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:

◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.

◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Honolulu, Hawaii
February 26, 2021
We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm
To the Shareholder and the Board of Directors of Hawaiian Electric Company, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hawaiian Electric Company, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in common stock equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion..

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Electric Utility Segment – Regulatory Assets and Liabilities - Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
Hawaiian Electric Company, Inc. (“Hawaiian Electric” or the “Utility”) is subject to rate regulation by the Hawaii Public Utility Commission (the “PUC”) and accounts for the effects of regulation under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 980, “Regulated Operations,” as management believes that the operations of the Utility currently satisfy the criteria for regulatory accounting. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; operating revenues; operation and maintenance expense; and depreciation expense. As of December 31, 2020, regulatory assets and liabilities amounted to approximately $766,708,000 and $959,786,000, respectively. The Company’s continued accounting under ASC Topic 980 generally requires that rates are established by an independent, third party regulator; rates are designed to recover the costs of providing service; and it is reasonable to assume that rates can be charged to, and collected from, customers. On December 23, 2020, the PUC issued a Decision and Order approving a new performance-based regulation (“PBR”) framework.

Hawaiian Electric’s rates are subject to regulatory rate-setting processes and earnings oversight. Rates are determined and approved in regulatory proceedings based on an analysis of the Utility’s costs to provide utility service and a return on, and recovery of, Hawaiian Electric’s investment in the utility business. Any decision by the PUC could (1) impact the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets and (2) necessitate a refund in rates that should be reported as regulatory liabilities.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about the applicability of applying the specialized rules and the impacted account balances including disclosures and the high degree of subjectivity involved in assessing the impact of regulatory orders on the financial statements. Management judgments include assessing the applicability of the specialized rules and the likelihood of (1) recovery in future rates of incurred costs and (2) a refund to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the PUC, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the application of specialized rules to account for the effects of cost- based rate regulation and the uncertainty of future decisions by the rate regulators included the following, among others:

•We tested the effectiveness of management’s controls over (1) the evaluation of the application of specialized rules to account for the effects of cost-based rate regulation and (2) the evaluation of the likelihood of (a) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets and (b) a refund that should be reported as regulatory liabilities. Such controls include the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or refunding amounts in rates.

•With the assistance of professionals in our firm having expertise in regulatory accounting, we evaluated the Company’s conclusion that it should apply the specialized rules to account for the effects of cost-based rate regulation including considerations as a result of the PBR decision and order.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•We read relevant regulatory orders issued by the PUC for the Utility, regulatory statutes, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the PUC’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•For regulatory matters in process, we inspected the Utility’s filings with the PUC and the filings with the PUC by intervenors that may impact the Utility’s future rates, for any evidence that might contradict management’s assertions.

•We obtained analyses from management, which includes input from regulatory and legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery, or refundable in rates.

/s/ Deloitte & Touche LLP
Honolulu, Hawaii
February 26, 2021
We have served as the Company’s auditor since 2017.

Consolidated Statements of Income
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2020	2019	2018
(in thousands, except per share amounts)
Revenues
Electric utility	$2,265,320	$2,545,942	$2,546,525
Bank	313,511	327,917	314,275
Other	944	89	49
Total revenues	2,579,775	2,873,948	2,860,849
Expenses
Electric utility	1,996,770	2,291,564	2,304,864
Bank (includes $10.8 million gain on sales of properties in 2019)	251,702	217,008	206,040
Other	19,810	17,355	16,589
Total expenses	2,268,282	2,525,927	2,527,493
Operating income (loss)
Electric utility	268,550	254,378	241,661
Bank	61,809	110,909	108,235
Other	(18,866)	(17,266)	(16,540)
Total operating income	311,493	348,021	333,356
Retirement defined benefits expense—other than service costs	(3,210)	(2,806)	(5,962)
Interest expense, net – other than on deposit liabilities and other bank borrowings	(88,694)	(90,899)	(88,677)
Allowance for borrowed funds used during construction	2,992	4,453	4,867
Allowance for equity funds used during construction	8,768	11,987	10,877
Gain on sale of investment securities, net	9,275	653	—
Income before income taxes	240,624	271,409	254,461
Income taxes	40,910	51,637	50,797
Net income	199,714	219,772	203,664
Preferred stock dividends of subsidiaries	1,890	1,890	1,890
Net income for common stock	$197,824	$217,882	$201,774
Basic earnings per common share	$1.81	$2.00	$1.85
Diluted earnings per common share	$1.81	$1.99	$1.85
Weighted-average number of common shares outstanding	109,140	108,949	108,855
Net effect of potentially dilutive shares	216	458	291
Weighted-average shares assuming dilution	109,356	109,407	109,146
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2020	2019	2018
(in thousands)
Net income for common stock	$197,824	$217,882	$201,774
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for sale investment securities:
Net unrealized gains (losses) on available-for sale investment securities arising during the period, net of taxes of $7,008, $10,024 and $(3,468) for 2020, 2019 and 2018, respectively	19,143	27,382	(9,472)
Reclassification adjustment for net realized gains included in net income, net of taxes of $(599), $(175) and nil for 2020, 2019 and 2018, respectively	(1,638)	(478)	—
Derivatives qualified as cash flow hedges:
Unrealized interest rate hedging losses, net of taxes of $(607), $(409) and $(151) for 2020, 2019 and 2018, respectively	(1,750)	(1,177)	(436)
Retirement benefit plans:
Net gains (losses) arising during the period, net of taxes of $(20,907), $3,892 and $(9,810) for 2020, 2019 and 2018, respectively	(60,529)	10,914	(28,101)
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes of $8,247, $3,512 and $7,317 for 2020, 2019 and 2018, respectively	23,689	10,107	21,015
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $13,825, $(5,610) and $2,887 for 2020, 2019 and 2018, respectively	39,860	(16,177)	8,325
Other comprehensive income (loss), net of taxes	18,775	30,571	(8,669)
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$216,599	$248,453	$193,105
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
Hawaiian Electric Industries, Inc. and Subsidiaries

December 31		2020		2019
(dollars in thousands)
ASSETS
Cash and cash equivalents		$341,421		$196,813
Restricted cash		17,558		30,872
Accounts receivable and unbilled revenues, net		281,216		300,794
Available-for-sale investment securities, at fair value		1,970,417		1,232,826
Held-to-maturity investment securities, at amortized cost		226,947		139,451
Stock in Federal Home Loan Bank, at cost		8,680		8,434
Loans held for investment, net		5,232,642		5,067,821
Loans held for sale, at lower of cost or fair value		28,275		12,286
Property, plant and equipment, net
Land	$103,428		$100,161
Plant and equipment	7,851,185		7,545,083
Construction in progress	214,266		229,953
	8,168,879		7,875,197
Less – accumulated depreciation	(2,903,144)	5,265,735	(2,765,569)	5,109,628
Operating lease right-of-use assets		153,069		199,171
Regulatory assets		766,708		715,080
Other		629,149		649,885
Goodwill		82,190		82,190
Total assets		$15,004,007		$13,745,251
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable		$182,347		$220,633
Interest and dividends payable		23,547		24,941
Deposit liabilities		7,386,957		6,271,902
Short-term borrowings—other than bank		129,379		185,710
Other bank borrowings		89,670		115,110
Long-term debt, net—other than bank		2,119,129		1,964,365
Deferred income taxes		395,089		379,324
Operating lease liabilities		160,432		199,571
Regulatory liabilities		959,786		972,310
Defined benefit pension and other postretirement benefit plans liability		567,438		513,287
Other		618,438		583,545
Total liabilities		12,632,212		11,430,698
Preferred stock of subsidiaries - not subject to mandatory redemption		34,293		34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none		—		—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 109,181,124 shares and 108,973,328 shares at December 31, 2020 and 2019, respectively		1,678,368		1,678,257
Retained earnings		660,398		622,042
Accumulated other comprehensive income (loss), net of taxes
Net unrealized gains on securities	$19,986		$2,481
Unrealized losses on derivatives	(3,363)		(1,613)
Retirement benefit plans	(17,887)	(1,264)	(20,907)	(20,039)
Total shareholders’ equity		2,337,502		2,280,260
Total liabilities and shareholders’ equity		$15,004,007		$13,745,251
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Hawaiian Electric Industries, Inc. and Subsidiaries

	Common stock		Retained earnings	Accumulated other comprehensive income (loss)
(in thousands, except per share amounts)	Shares	Amount			Total
Balance, December 31, 2017	108,788	$1,662,491	$476,836	$(41,941)	$2,097,386
Net income for common stock	—	—	201,774	—	201,774
Other comprehensive loss, net of tax benefits	—	—	—	(8,669)	(8,669)
Issuance of common stock:
Share-based plans	91	2,650	—	—	2,650
Share-based expenses and other, net	—	4,126	—	—	4,126
Common stock dividends ($1.24 per share)	—	—	(134,987)	—	(134,987)
Balance, December 31, 2018	108,879	1,669,267	543,623	(50,610)	2,162,280
Net income for common stock	—	—	217,882	—	217,882
Other comprehensive income, net of taxes	—	—	—	30,571	30,571
Issuance of common stock:
Share-based plans	94	3,092	—	—	3,092
Share-based expenses and other, net	—	5,898	—	—	5,898
Common stock dividends ($1.28 per share)	—	—	(139,463)	—	(139,463)
Balance, December 31, 2019	108,973	1,678,257	622,042	(20,039)	2,280,260
Impact of adoption of ASU No. 2016-13	—	—	(15,372)	—	(15,372)
Balance, January 1, 2020 after adoption of ASU No. 2016-13	108,973	1,678,257	606,670	(20,039)	2,264,888
Net income for common stock	—	—	197,824	—	197,824
Other comprehensive income, net of taxes	—	—	—	18,775	18,775
Issuance of common stock:
Share-based plans	208	3,973	—	—	3,973
Share-based expenses and other, net	—	(3,862)	—	—	(3,862)
Common stock dividends ($1.32 per share)	—	—	(144,096)	—	(144,096)
Balance, December 31, 2020	109,181	$1,678,368	$660,398	$(1,264)	$2,337,502
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2020	2019	2018
(in thousands)
Cash flows from operating activities
Net income	$199,714	$219,772	$203,664
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	238,114	229,858	214,036
Other amortization	52,664	48,255	41,593
Provision for credit losses	50,811	23,480	14,745
Loans originated, held for sale	(564,525)	(285,042)	(109,537)
Proceeds from sale of loans, held for sale	567,652	277,119	112,182
Gain on sale of real estate, held for sale	—	(10,762)	—
Gain on sale of investment securities, net	(9,275)	(653)	—
Gain on sale of loans	(23,734)	(4,943)	(1,493)
Deferred income taxes	(1,706)	(15,085)	(9,368)
Share-based compensation expense	5,810	9,986	7,792
Allowance for equity funds used during construction	(8,768)	(11,987)	(10,877)
Other	1,366	18,568	(521)
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	2,533	23,933	(66,526)
Decrease (increase) in fuel oil stock	34,202	(11,493)	7,054
Decrease in regulatory assets	1,007	71,262	9,252
Increase (decrease) in regulatory liabilities	(16,562)	1,953	37,358
Increase (decrease) in accounts, interest and dividends payable	(20,068)	(3,054)	21,528
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(35,610)	(27,538)	29,429
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	(2,029)	(4,482)	20,871
Change in other assets and liabilities, net	(42,189)	(36,677)	(21,870)
Net cash provided by operating activities	429,407	512,470	499,312
Cash flows from investing activities
Available-for-sale investment securities purchased	(1,361,594)	(108,088)	(224,335)
Principal repayments on available-for-sale investment securities	478,351	272,949	218,930
Proceeds from sale of available-for-sale investment securities	169,157	19,810	—
Purchases of held-to-maturity investment securities	(146,738)	(13,057)	(103,184)
Proceeds from repayments or maturities of held-to-maturity investment securities	59,894	15,505	5,720
Purchase of stock from Federal Home Loan Bank	(27,350)	(95,636)	(28,292)
Redemption of stock from Federal Home Loan Bank	27,104	97,160	28,040
Net increase in loans held for investment	(229,311)	(300,210)	(189,352)
Proceeds from sale of commercial loans	—	—	7,149
Proceeds from sale of real estate held for sale	—	21,060	—
Capital expenditures	(383,895)	(457,520)	(506,770)
Proceeds from sale of low income housing investments	6,725	1	473
Contributions to low income housing investments	(9,403)	(6,974)	(14,499)
Other, net	3,412	13,291	14,061
Net cash used in investing activities	(1,413,648)	(541,709)	(792,059)
(continued)

Consolidated Statements of Cash Flows (continued)
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2020	2019	2018
Cash flows from financing activities
Net increase in deposit liabilities	1,115,055	113,050	165,880
Net increase (decrease) in short-term borrowings with original maturities of three months or less	(71,219)	86,718	(18,999)
Proceeds from issuance of short-term debt	165,000	75,000	25,000
Repayment of short-term debt	(150,000)	(50,000)	(50,000)
Net increase (decrease) in other bank borrowings with original maturities of three months or less	(25,440)	5,070	71,556
Proceeds from issuance of other bank borrowings	30,000	—	—
Repayment of other bank borrowings	(30,000)	—	(50,000)
Proceeds from issuance of long-term debt	415,997	289,349	250,000
Repayment of long-term debt and funds transferred for repayment of long-term debt	(178,969)	(287,285)	(53,887)
Withheld shares for employee taxes on vested share-based compensation	(5,700)	(997)	(996)
Common stock dividends	(144,096)	(139,463)	(134,987)
Preferred stock dividends of subsidiaries	(1,890)	(1,890)	(1,890)
Other	(3,203)	(1,836)	(1,603)
Net cash provided by financing activities	1,115,535	87,716	200,074
Net increase (decrease) in cash, cash equivalents and restricted cash	131,294	58,477	(92,673)
Cash, cash equivalents and restricted cash, January 1	227,685	169,208	261,881
Cash, cash equivalents and restricted cash, December 31	358,979	227,685	169,208
Less: Restricted cash	(17,558)	(30,872)	—
Cash and cash equivalents, December 31	$341,421	$196,813	$169,208
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2020	2019	2018
(in thousands)
Revenues	$2,265,320	$2,545,942	$2,546,525
Expenses
Fuel oil	515,274	720,709	760,528
Purchased power	568,749	633,256	639,307
Other operation and maintenance	474,192	481,737	461,491
Depreciation	222,733	215,731	203,626
Taxes, other than income taxes	215,822	240,131	239,912
Total expenses	1,996,770	2,291,564	2,304,864
Operating income	268,550	254,378	241,661
Allowance for equity funds used during construction	8,768	11,987	10,877
Retirement defined benefits expense—other than service costs	(763)	(2,836)	(3,631)
Interest expense and other charges, net	(67,794)	(70,842)	(73,348)
Allowance for borrowed funds used during construction	2,992	4,453	4,867
Income before income taxes	211,753	197,140	180,426
Income taxes	40,418	38,305	34,778
Net income	171,335	158,835	145,648
Preferred stock dividends of subsidiaries	915	915	915
Net income attributable to Hawaiian Electric	170,420	157,920	144,733
Preferred stock dividends of Hawaiian Electric	1,080	1,080	1,080
Net income for common stock	$169,340	$156,840	$143,653
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2020	2019	2018
(in thousands)
Net income for common stock	$169,340	$156,840	$143,653
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net gains (losses) arising during the period, net of taxes of $(21,868), $1,821 and $(9,024) for 2020, 2019 and 2018, respectively	(63,050)	5,249	(26,019)
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes of $7,474, $3,312 and $6,594 for 2020, 2019 and 2018, respectively	21,550	9,550	19,012
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $13,825, $(5,610), and $2,887 for 2020, 2019 and 2018, respectively	39,860	(16,177)	8,325
Other comprehensive income (loss), net of taxes	(1,640)	(1,378)	1,318
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$167,700	$155,462	$144,971
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2020	2019
(in thousands)
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$51,611	$51,816
Plant and equipment	7,509,343	7,240,288
Less accumulated depreciation	(2,819,079)	(2,690,157)
Construction in progress	188,342	193,074
Utility property, plant and equipment, net	4,930,217	4,795,021
Nonutility property, plant and equipment, less accumulated depreciation of $115 and $111 as of December 31, 2020 and 2019, respectively	6,953	6,956
Total property, plant and equipment, net	4,937,170	4,801,977
Current assets
Cash and cash equivalents	47,360	11,022
Restricted cash	15,966	30,872
Customer accounts receivable, net	147,832	152,790
Accrued unbilled revenues, net	101,036	117,227
Other accounts receivable, net	7,673	11,568
Fuel oil stock, at average cost	58,238	91,937
Materials and supplies, at average cost	67,344	60,702
Prepayments and other	44,083	116,980
Regulatory assets	30,435	30,710
Total current assets	519,967	623,808
Other long-term assets
Operating lease right-of-use-assets	127,654	176,809
Regulatory assets	736,273	684,370
Other	136,309	101,718
Total other long-term assets	1,000,236	962,897
Total assets	$6,457,373	$6,388,682
Capitalization and liabilities
Capitalization (see Consolidated Statements of Capitalization)
Common stock equity	$2,141,918	$2,047,352
Cumulative preferred stock – not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Note 3)
Long-term debt, net	1,561,302	1,401,714
Total capitalization	3,737,513	3,483,359
Current liabilities
Current portion of operating lease liabilities	64,730	63,707
Current portion of long-term debt, net	—	95,953
Short-term borrowings from non-affiliate	49,979	88,987
Accounts payable	133,849	187,770
Interest and preferred dividends payable	20,350	20,728
Taxes accrued, including revenue taxes	192,524	207,992
Regulatory liabilities	37,301	30,724
Other	74,262	67,305
Total current liabilities	572,995	763,166
Deferred credits and other liabilities
Operating lease liabilities	69,494	113,400
Deferred income taxes	397,798	377,150
Regulatory liabilities	922,485	941,586
Unamortized tax credits	111,915	117,868
Defined benefit pension and other postretirement benefit plans liability	530,532	478,763
Other	114,641	113,390
Total deferred credits and other liabilities	2,146,865	2,142,157
Total capitalization and liabilities	$6,457,373	$6,388,682
 The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Capitalization
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2020	2019
(dollars in thousands, except par value)
Common stock equity
Common stock of $6 2/3 par value
Authorized: 50,000,000 shares. Outstanding: 17,324,376 shares and
17,048,783 shares at December 31, 2020 and 2019, respectively	$115,515	$113,678
Premium on capital stock	746,987	714,824
Retained earnings	1,282,335	1,220,129
Accumulated other comprehensive loss, net of tax benefits-retirement benefit plans	(2,919)	(1,279)
Common stock equity	2,141,918	2,047,352

Cumulative preferred stock not subject to mandatory redemption
Authorized: 5,000,000 shares of $20 par value and 7,000,000 shares of $100 par value.
Series	Par Value		Shares outstanding December 31, 2020 and 2019	2020	2019
(dollars in thousands, except par value and shares outstanding)
C-4.25%	$20	(Hawaiian Electric)	150,000	$3,000	$3,000
D-5.00%	20	(Hawaiian Electric)	50,000	1,000	1,000
E-5.00%	20	(Hawaiian Electric)	150,000	3,000	3,000
H-5.25%	20	(Hawaiian Electric)	250,000	5,000	5,000
I-5.00%	20	(Hawaiian Electric)	89,657	1,793	1,793
J-4.75%	20	(Hawaiian Electric)	250,000	5,000	5,000
K-4.65%	20	(Hawaiian Electric)	175,000	3,500	3,500
G-7.625%	100	(Hawaii Electric Light)	70,000	7,000	7,000
H-7.625%	100	(Maui Electric)	50,000	5,000	5,000
			1,234,657	34,293	34,293
(continued)

Consolidated Statements of Capitalization (continued)
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2020	2019
(in thousands)
Long-term debt
Obligations to the State of Hawaii for the repayment of Special Purpose Revenue Bonds (subsidiary obligations unconditionally guaranteed by Hawaiian Electric):
3.50%, Series 2019, due 2049	$80,000	$80,000
3.20%, Refunding series 2019, due 2039	150,000	150,000
3.10%, Refunding series 2017A, due 2026	125,000	125,000
4.00%, Refunding series 2017B, due 2037	140,000	140,000
3.25%, Refunding series 2015, due 2025	47,000	47,000
Total obligations to the State of Hawaii	$542,000	$542,000
Other long-term debt – unsecured:
Taxable senior notes:
3.96%, Series 2020A, 2020B and 2020C, due 2050	$50,000	$—
3.31%, Series 2020A and 2020B, due 2030	110,000	—
4.21%, Series 2019A, due 2034	50,000	50,000
4.38%, Series 2018A, due 2028	67,500	67,500
4.53%, Series 2018B, due 2033	17,500	17,500
4.72%, Series 2018C, due 2048	15,000	15,000
4.31%, Series 2017A, due 2047	50,000	50,000
4.54%, Series 2016A, due 2046	40,000	40,000
5.23%, Series 2015A, due 2045	80,000	80,000
3.83%, Series 2013A, due 2020 - paid in 2020	—	14,000
4.45%, Series 2013A and 2013B, due 2022	52,000	52,000
4.84%, Series 2013A, 2013B and 2013C, due 2027	100,000	100,000
5.65%, Series 2013B and 2013C, due 2043	70,000	70,000
4.03%, Series 2012B, due 2020 - paid in 2020	—	82,000
4.55%, Series 2012B and 2012C, due 2023	100,000	100,000
4.72%, Series 2012D, due 2029	35,000	35,000
5.39%, Series 2012E, due 2042	150,000	150,000
4.53%, Series 2012F, due 2032	40,000	40,000
Total taxable senior notes	1,027,000	963,000
Total long-term debt	1,569,000	1,505,000
Less unamortized debt issuance costs	7,698	7,333
Less current portion long-term debt, net of unamortized debt issuance costs	—	95,953
Long-term debt, net	1,561,302	1,401,714
Total capitalization	$3,737,513	$3,483,359
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Common Stock Equity
Hawaiian Electric Company, Inc. and Subsidiaries

	Common stock		Premium on capital stock	Retained earnings	Accumulated other comprehensive income (loss)
(in thousands)	Shares	Amount				Total
Balance, December 31, 2017	16,142	$107,634	$614,675	$1,124,193	$(1,219)	$1,845,283
Net income for common stock	—	—	—	143,653	—	143,653
Other comprehensive income, net of taxes	—	—	—	—	1,318	1,318
Issuance of common stock, net of expenses	609	4,062	66,630	—	—	70,692
Common stock dividends	—	—	—	(103,305)	—	(103,305)
Balance, December 31, 2018	16,751	111,696	681,305	1,164,541	99	1,957,641
Net income for common stock	—	—	—	156,840	—	156,840
Other comprehensive loss, net of tax benefits	—	—	—	—	(1,378)	(1,378)
Issuance of common stock, net of expenses	297	1,982	33,519	—	—	35,501
Common stock dividends	—	—	—	(101,252)	—	(101,252)
Balance, December 31, 2019	17,048	113,678	714,824	1,220,129	(1,279)	2,047,352
Net income for common stock	—	—	—	169,340	—	169,340
Other comprehensive loss, net of tax benefits	—	—	—	—	(1,640)	(1,640)
Issuance of common stock, net of expenses	276	1,837	32,163	—	—	34,000
Common stock dividends	—	—	—	(107,134)	—	(107,134)
Balance, December 31, 2020	17,324	$115,515	$746,987	$1,282,335	$(2,919)	$2,141,918
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2020	2019	2018
(in thousands)
Cash flows from operating activities
Net income	$171,335	$158,835	$145,648
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	222,733	215,731	203,626
Other amortization	33,746	29,631	26,602
Deferred income taxes	3,151	(16,284)	(7,982)
State refundable credit	(9,961)	(8,369)	(6,239)
Bad debt expense	2,115	2,150	2,205
Allowance for equity funds used during construction	(8,768)	(11,987)	(10,877)
Accrued environmental reserve	6,556	406	273
Other	2,610	27,459	4,669
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(7,286)	18,822	(53,086)
Decrease (increase) in accrued unbilled revenues	15,285	4,495	(14,720)
Decrease (increase) in fuel oil stock	33,699	(12,002)	6,938
Increase in materials and supplies	(6,642)	(5,498)	(807)
Decrease in regulatory assets	1,007	71,262	9,252
Increase (decrease) in regulatory liabilities	(16,562)	1,953	37,358
Increase (decrease) in accounts payable	(33,129)	(2,051)	24,358
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(37,180)	(28,523)	25,036
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	(4,306)	(4,448)	18,746
Change in other assets and liabilities	(31,852)	(17,626)	(17,387)
Net cash provided by operating activities	336,551	423,956	393,613
Cash flows from investing activities
Capital expenditures	(350,864)	(419,898)	(415,264)
Other	6,070	11,374	10,082
Net cash used in investing activities	(344,794)	(408,524)	(405,182)
Cash flows from financing activities
Common stock dividends	(107,134)	(101,252)	(103,305)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,995)	(1,995)	(1,995)
Proceeds from issuance of common stock	34,000	35,500	70,700
Proceeds from issuance of long-term debt	255,000	280,000	100,000
Repayment of long-term debt and funds transferred for repayment of long-term debt	(109,000)	(283,546)	(50,000)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(38,987)	38,987	(4,999)
Proceeds from issuance of short-term debt	100,000	75,000	25,000
Repayment of short-term debt	(100,000)	(50,000)	—
Other	(2,209)	(2,109)	(472)
Net cash provided by (used in) financing activities	29,675	(9,415)	34,929
Net increase in cash, cash equivalents and restricted cash	21,432	6,017	23,360
Cash, cash equivalents and restricted cash, January 1	41,894	35,877	12,517
Cash, cash equivalents and restricted cash, December 31	63,326	41,894	35,877
Less: Restricted cash	(15,966)	(30,872)	—
Cash and cash equivalents, December 31	$47,360	$11,022	$35,877
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 · Summary of significant accounting policies

General
Hawaiian Electric Industries, Inc. (HEI) is a holding company with direct and indirect subsidiaries principally engaged in electric utility, banking, and renewable/sustainable infrastructure investment businesses operating in the State of Hawaii. HEI owns Hawaiian Electric Company, Inc. (Hawaiian Electric), ASB Hawaii, Inc. (ASB Hawaii), an intermediate holding company that owns American Savings Bank, F.S.B. (ASB), and Pacific Current, LLC (Pacific Current). Pacific Current’s significant subsidiaries include Hamakua Energy, LLC (Hamakua Energy) and Mauo, LLC (Mauo).
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
Material estimates that are particularly susceptible to significant change for HEI and its subsidiaries (collectively, the Company) include the amounts reported as fair value for investment securities (ASB only); pension and other postretirement benefit obligations; contingencies and litigation; income taxes; regulatory assets and liabilities (Utilities only); electric utility unbilled revenues (Utilities only); asset retirement obligations (Utilities only); goodwill (ASB only) and allowance for credit losses (ASB only).
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
Cash and cash equivalents.  The Utilities consider cash on hand, deposits in banks, money market accounts, certificates of deposit, short-term commercial paper of non-affiliates and liquid investments (with original maturities of three months or less) to be cash and cash equivalents. The Company considers the same items to be cash and cash equivalents as well as ASB’s deposits with the Federal Home Loan Bank (FHLB), federal funds sold (excess funds that ASB loans to other banks overnight at the federal funds rate) and securities purchased under resale agreements with original maturities of three months or less. Additionally, ASB is required by the Federal Reserve System to maintain noninterest-bearing cash reserves equal to a percentage of certain deposits. The reserve requirement for ASB at December 31, 2020 and 2019 was nil and $26.2 million, respectively. In March 2020, the Federal Reserve Board reduced the reserve requirement to 0% to support the depository institutions during the COVID-19 pandemic.
Restricted cash.  The Utilities consider funds on deposit with trustees, which represent the undrawn proceeds from the issuance of special purpose revenue bonds, to be restricted cash because these funds are available only to finance (or reimburse payment of) approved capital expenditures. In addition to the Utilities’ funds on deposit with trustees, the Company considers cash held by trustees related to secured loans at Pacific Current subsidiaries to be restricted cash. At December 31, 2020 and 2019, total restricted cash of the Company was $17.6 million and $30.9 million, respectively, and for the Utilities was $16.0 million and $30.9 million, respectively.
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
Depreciation.  Depreciation is computed primarily using the straight-line method over the estimated lives of the assets being depreciated. Electric utility plant additions in the current year are depreciated beginning January 1 of the following year in accordance with rate-making. Electric utility plant has lives ranging from 16 to 51 years for production plant, from 10 to 79 years for transmission and distribution plant, and from 5 to 50 years for general plant. The Utilities’ composite annual depreciation rate, which includes a component for cost of removal, was 3.2% in 2020, 2019 and 2018.
Retirement benefits.  Pension and other postretirement benefit costs are charged primarily to expense and electric utility plant (in the case of the Utilities). Funding for the Company’s qualified pension plans (Plans) is based on actuarial assumptions adopted by the Pension Investment Committee administering the Plans. The participating employers contribute amounts to pension trusts for the Plans in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA), including changes promulgated by the Pension Protection Act of 2006, and considering the deductibility of contributions under the Internal Revenue Code. The Company generally funds at least the net periodic pension cost during the year, subject to ERISA minimum and Internal Revenue Code limits and targeted funded status.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Earnings per share (HEI only).  Basic earnings per share (EPS) is computed by dividing net income for common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that dilutive common shares for stock compensation is added to the denominator. There were no shares of antidilutive securities outstanding during the years ended December 31, 2020, 2019 and 2018.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The allowance for credit losses (ACL) is a material estimate of the Company. As a result of the change from an incurred loss model to a methodology that considers the credit loss over the expected life of the loan, on January 1, 2020, the Company recorded an adjustment of $21 million to increase the ACL, including a $2 million increase in the allowance for loan commitments, with a corresponding adjustment to reduce retained earnings by $15 million on an after-tax basis. The ACL is based on the composition, characteristics and quality of the loans and off balance sheet credit exposures as well as the prevailing economic conditions as of the adoption date. The increase in the ACL primarily relates to required reserves for residential mortgages and consumer loans, due to the requirement to estimate lifetime expected credit losses, with lower ACL requirements for commercial and commercial real estate loans due to their short-term nature. Based on the credit quality of the Company’s existing held-to-maturity and AFS investment securities portfolio, the Company did not recognize an ACL at adoption for those investments. The adoption of the new standard did not have a material impact to the Utilities’ customer and other accounts receivables and accrued unbilled revenue. Results for reporting periods beginning after January 1, 2020 are presented under ASU No. 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP (see Note 4).
The table below summarizes the impact of the Company’s adoption of ASU No. 2016-13.

	January 1, 2020
(in thousands)	Pre-ASU No. 2016-13 adoption	Impact of ASU No. 2016-13	As reported under ASU No. 2016-13
HEI consolidated
Loans held for investments, net[1]	$5,067,821	$(19,441)	$5,048,380
Total assets	13,745,251	(19,441)	13,725,810
Deferred income taxes	379,324	(5,628)	373,696
Other[1]	583,545	1,559	585,104
Total liabilities	11,430,698	(4,069)	11,426,629
Retained earnings	622,042	(15,372)	606,670
Total shareholders’ equity	2,280,260	(15,372)	2,264,888
Total liabilities and shareholders’ equity	13,745,251	(19,441)	13,725,810
1 The allowance for credit losses is classified in “Loans held for investments, net,” and the allowance for loan commitments is classified in “Other” liabilities in the Company’s consolidated balance sheets.
Income Taxes. In December 2019, FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes specific exceptions to the general principles in Topic 740, improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP under certain situations. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not anticipate that the adoption of this ASU will have a material impact on its consolidated financial statements and related disclosures.
Reclassifications. Certain reclassifications of prior year amounts were made to conform to the current-year financial statement presentation. Reclassifications did not affect previously reported cash flows, net income or retained earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Electric utility
Regulation by the Public Utilities Commission of the State of Hawaii (PUC). The Utilities are regulated by the PUC and account for the effects of regulation under FASB ASC Topic 980, “Regulated Operations.” As a result, the Utilities’ financial statements reflect assets, liabilities, revenues and expenses based on current cost-based rate-making regulations (see Note 3—“Regulatory assets and liabilities”). Their continued accounting under ASC Topic 980 generally requires that rates are established by an independent, third-party regulator; rates are designed to recover the costs of providing service; and it is reasonable to assume that rates can be charged to, and collected from, customers. Management believes that the operations of the Utilities, including the impact of the newly approved PBR Framework, currently satisfy the criteria under ASC Topic 980.
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
Accounts receivable.  Accounts receivable are recorded at the invoiced amount. The Utilities generally assess a late payment charge on balances unpaid from the previous month. The allowance for doubtful accounts is the Utilities’ best estimate of the amount of probable credit losses in the Utilities’ existing accounts receivable. Due to the economic impact of COVID on customers and the moratorium on electric service disconnections through March 31, 2021, the allowance for doubtful accounts increased in 2020. At December 31, 2020 and 2019, the allowance for customer accounts receivable, accrued unbilled revenues and other accounts receivable was $17.8 million and $1.4 million, respectively.
Electric utility revenues.  Revenues related to electric service are generally recorded when service is rendered and include revenues applicable to energy consumed in the accounting period but not yet billed to the customers. The Utilities also record revenue under a decoupling mechanism. See “Current Decoupling” discussion in Note 3 - Electric utility segment.
Repairs and maintenance costs.  Repairs and maintenance costs for overhauls of generating units are generally expensed as they are incurred.
Allowance for funds used during construction (AFUDC).  AFUDC represents the estimated costs of debt (i.e., interest) and equity funds used to finance plant construction. AFUDC is credited on the statement of income and charged to construction in progress on the balance sheet. If a project under construction is delayed for an extended period of time, AFUDC on the delayed project may be stopped after assessing the causes of the delay and probability of recovery. The tax gross up of the allowance for equity funds used during construction is credited to income taxes on the statement of income and charged to a regulatory asset. This gross up, net of amortization of the regulatory asset, is reflected in income tax expense.
The weighted-average AFUDC rate was 7.1% in 2020, 7.4% in 2019 and 7.3% in 2018, and reflected quarterly compounding.
Asset retirement obligations. AROs are accounted for in accordance with ASC 410-20, Asset Retirement Obligations. AROs are recognized at present value of expected costs to retire long-lived assets from service, provided a legal obligation exists and a reasonable estimate of the fair value and the settlement date can be made. In the subsequent period, the liability is accreted to its future value while the asset retirement cost is depreciated over the estimated useful life of the underlying asset. The Utilities’ recognition of AROs have no impact on earnings, as the cost of the AROs are recovered over the life of the asset through depreciation. AROs recognized by the Utilities relate to legal obligations with the retirement of plant and equipment, including removal of asbestos and other hazardous materials. See “Asset retirement obligations” in Note 3 - Electric utility segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
AFS debt securities with unrealized losses are reviewed quarterly. ASB will first assess whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS securities that do not meet the aforementioned criteria, ASB evaluates whether the decline in fair value is the result of a credit loss or other factors. The determination of whether or not a credit loss exists is based on consideration of the cash flows expected to be collected from the debt security. ASB develops these expectations after considering various factors such as agency ratings, the financial condition of the issuer, payment history, payment structure of the security, industry and market conditions, underlying collateral and other factors which may be relevant based on the facts and circumstances pertaining to individual securities. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2020, 2019 and 2018, there was no indicated impairment as ASB expects to collect the contractual cash flows for these investments.

Held-to-maturity debt securities are assessed periodically to determine if a valuation allowance is necessary to absorb credit losses expected to occur over the remaining contractual life of the securities. The carrying amount of held-to-maturity debt securities is presented net of the valuation allowance for credit losses when such an allowance is deemed necessary.

Stock in FHLB is carried at cost and is reviewed at least quarterly for impairment, with valuation adjustments recognized in noninterest income.
Loans.  ASB carries loans at amortized cost less the allowance for credit losses, loan origination fees (net of direct loan origination costs), commitment fees and purchase premiums and discounts. Interest on loans is credited to income as it is earned. Discounts and premiums are accreted or amortized over the life of the loans using the interest method.
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
Allowance for credit losses. The ACL represents management’s estimate of expected credit losses over the expected contractual life of the related loans as of the balance sheet date. Contractual terms are adjusted for expected prepayments but are not extended for expected extensions, renewals or modifications except in circumstances where ASB reasonably expects to execute a troubled debt restructuring with the borrower or where certain extension or renewal options are embedded in the original contract and not unconditionally cancellable by the bank.

Accrued interest receivables on loans are presented in the Consolidated Financial Statements as a component of other assets. When accrued interest is deemed to be uncollectible (typically when a loan is placed on nonaccrual status), interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

income is reversed against interest income on loans. ASB follows established policies for placing loans on nonaccrual status, so uncollectible accrued interest receivable is reversed in a timely manner. As a result, the bank has elected not to measure an allowance for credit losses for accrued interest receivables.
Credit losses are charged and recoveries are credited to the ACL. The ACL is maintained at a level the Bank considers to be adequate and is based on ongoing assessments and evaluations of the collectability of loans. The bank’s expected credit loss models consider historical credit loss experience, current market and economic conditions, and forecasted changes in market and economic conditions if such forecasts are considered reasonable and supportable. Generally, the Bank considers its forecasts to be reasonable and supportable for a period of up to a year from the estimation date. For periods beyond the reasonable and supportable forecast period, expected credit losses are estimated by reverting to historical loss information without adjustment for changes in economic conditions. The Bank evaluates the length of its reasonable and supportable forecast period, its reversion period and reversion methodology at least annually, or more often if warranted by economic conditions or other circumstances.

The Bank’s methodology for determining the ACL includes an estimate of expected credit losses on a collective basis for groups of loans with similar risk characteristics and specific allowances for loans which are individually evaluated.

ASB disaggregates its portfolio loans into portfolio segments for purposes of determining the allowance for credit losses. Commercial, commercial real estate, and commercial construction loans are defined as non-homogeneous loans and ASB utilizes a risk rating system for evaluating the credit quality of the loans. Non-homogeneous loans are also categorized into the regulatory asset quality classifications—Pass, Special Mention, Substandard, Doubtful, and Loss based on credit quality. ASB utilizes a numerical-based, risk rating “PD Model” that takes into consideration fiscal year-end financial information of the borrower and identified financial attributes including retained earnings, operating cash flows, interest coverage, liquidity and leverage that demonstrate a strong correlation with default to assign default probabilities at the borrower level. In addition, a loss given default (LGD) value is assigned to each loan to measure loss in the event of default based on loan specific features such as collateral that mitigates the amount of loss in the event of default.
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
The Bank also considers qualitative factors in determining the ACL. Qualitative factors are used to capture characteristics in the portfolio that impact expected credit losses but that are not fully captured within the bank’s expected credit loss models. These include but are not limited to adjustments for changes in policies or procedures in underwriting, monitoring or collections, economic conditions, portfolio mix, lending and risk management personnel, results of internal audit and quality control reviews, collateral values and any concentrations of credit.
.
The reserve for unfunded commitments is maintained at a level believed by management to cover expected losses related to unfunded credit facilities and is included in accounts payable and other liabilities in the consolidated balance sheets. The determination of the adequacy of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, credit risk grading and historical loss rates. This process takes into consideration the same risk elements that are analyzed in the determination of the adequacy of the allowance for credit losses, as discussed above. Net adjustments to the reserve for unfunded commitments are included in the provision for credit losses in the consolidated statements of income.
The allowance for credit losses is based on currently available information and historical experience, and future adjustments may be required from time to time to the allowance for credit losses based on new information and changes that occur (e.g., due to changes in economic conditions, particularly in Hawaii). Actual losses could differ from management’s estimates, and these differences and subsequent adjustments could be material.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Loans considered to be uncollectible are charged-off against the allowance for credit losses. The amount and timing of charge-offs on loans includes consideration of the loan type, length of delinquency, insufficiency of collateral value, lien priority and the overall financial condition of the borrower. Recoveries on loans previously charged-off are credited back to the allowance for credit losses. Loans that have been charged-off against the allowance for credit losses are periodically monitored to evaluate whether further adjustments to the allowance are necessary.
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
Goodwill. Goodwill is initially recorded as the excess of the purchase price over the fair value of the net assets acquired in a business combination and is subsequently evaluated at least annually for impairment during the fourth quarter. At December 31, 2020 and 2019, the amount of goodwill was $82.2 million. The goodwill relates to ASB and is the Company’s only intangible asset with an indefinite useful life.
To determine if there was an impairment to the book value of goodwill pertaining to ASB, the fair value of ASB was estimated using a valuation method based on the market and income approaches. The market approach considers publicly traded financial institutions and measures the institutions’ market values as a multiple to (1) net income and (2) tangible book equity. The market approach also looks at sale transactions to determine the fair value under this approach. The mean market value multiples for net income and tangible book equity from the selected institutions were applied to ASB’s last twelve months’ net income, next year’s net income and tangible book equity to calculate ASB’s fair value using the market approach. Industry sale transactions for 2019 and 2020 were reviewed and the mean market capitalization to earnings and tangible book value from the financial institutions in the sales transactions were used to calculate the fair value under this approach. The income approach uses a discounted cash flow method to value a company on a going concern basis and is based on the concept that the future benefits derived from a particular company can be measured by its sustainable after-tax cash flows in the future. ASB used its forecasted net income and estimated cost savings if the bank were acquired and applied a discount rate to calculate its discounted cash flows. A capitalization of earnings method was used to calculate a terminal value for the discounted cash flow method. The income approach was weighted 75%, the publicly traded company valuation method was weighted 20% and the sale transaction valuation method was weighted 5%. More weight was given to the income approach as this approach uses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the projected performance of ASB in the stressed environment and would be more indicative of the current fair value of the Bank. For the three years ended December 31, 2020, there has been no impairment of goodwill.
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
All tax credit investments are evaluated for potential impairment at least annually, or more frequently, when events or conditions indicate that it is deemed probable that ASB will not recover its investment. If an investment is determined to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

impaired, it is written down to its estimated fair value and the new cost basis of the investment is not adjusted for subsequent recoveries in value. As of December 31, 2020, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its low-income housing tax credit (LIHTC) investments.
At December 31, 2020 and 2019, the carrying amount of LIHTC investments was $83.4 million and $66.3 million, respectively, and included in other assets in the consolidated balance sheets.
ASB’s unfunded commitments to fund its LIHTC investment partnerships were $41.0 million and $23.4 million as of December 31, 2020 and 2019, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets.
The table below summarizes the amounts in income tax expense related to ASB’s LIHTC investments:

Years ended December 31	2020	2019	2018
(in millions)
Amounts in income taxes related to low-income housing tax credit investments
Amortization recognized in the provision for income taxes	$(9.6)	$(7.9)	$(7.7)
Tax credits and other tax benefits recognized in the provision for income taxes	13.7	11.9	10.9
Net benefit to income tax expense	$4.1	$4.0	$3.2

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

Other
“Other” includes amounts for the holding companies (HEI and ASB Hawaii), Pacific Current, and other subsidiaries not qualifying as reportable segments, and intercompany eliminations.
Pacific Current. Pacific Current was formed in September 2017 to focus on investing in non-regulated renewable energy and sustainable infrastructure in the State of Hawaii to help achieve the state’s sustainability goals. Significant investments of Pacific Current made through its subsidiaries, Hamakua Energy, LLC and Mauo, include:
Hamakua power plant. On November 24, 2017, Hamakua Energy, LLC acquired Hamakua Energy Partners, L.P.’s 60-MW combined cycle power plant and other assets from affiliates of ArcLight Capital Partners, a private equity firm. The plant sells all the power it produces to Hawaii Electric Light under an existing power purchase agreement (PPA) that expires in 2030.
Solar-plus-storage power purchase agreement. On February 2, 2018, Mauo executed definitive agreements to acquire a solar-plus-storage PPA for a multi-site, commercial-scale project that will provide 8.6 MW of solar capacity and 42.3 megawatthour (MWh) of storage capacity on the islands of Maui and Oahu. The PPA has a 15-year term with a customer option to extend for an additional five years. The system is being constructed by a third party contractor under an Engineering, Procurement and Construction (EPC) contract that was contemporaneously negotiated and executed by Mauo. The EPC contract provides a fixed price for the purchase of the completed system, a project completion schedule and performance obligations designed to match the requirements of the solar-plus-storage PPA. Mauo is funding the construction of the project with a construction facility that will be repaid at the commercial operation date (ultimately with cash from investment tax credits, state renewable tax credits, non-recourse project debt, and equity).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information was as follows:

(in thousands)	Electric utility	Bank	Other	Total
2020
Revenues from external customers	$2,265,281	$313,511	$983	$2,579,775
Intersegment revenues (eliminations)	39	—	(39)	—
Revenues	2,265,320	313,511	944	2,579,775
Depreciation and amortization	256,479	29,349	4,950	290,778
Interest expense, net	67,794	11,114	20,900	99,808
Income (loss) before income taxes	211,753	69,271	(40,400)	240,624
Income taxes (benefit)	40,418	11,688	(11,196)	40,910
Net income (loss)	171,335	57,583	(29,204)	199,714
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	169,340	57,583	(29,099)	197,824
Capital expenditures[1]	350,864	12,203	20,828	383,895
Assets (at December 31, 2020)	6,457,373	8,396,533	150,101	15,004,007
2019
Revenues from external customers	$2,545,865	$327,917	$166	$2,873,948
Intersegment revenues (eliminations)	77	—	(77)	—
Revenues	2,545,942	327,917	89	2,873,948
Depreciation and amortization	245,362	28,675	4,076	278,113
Interest expense, net	70,842	18,440	20,057	109,339
Income (loss) before income taxes	197,140	112,034	(37,765)	271,409
Income taxes (benefit)	38,305	23,061	(9,729)	51,637
Net income (loss)	158,835	88,973	(28,036)	219,772
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	156,840	88,973	(27,931)	217,882
Capital expenditures[1]	419,898	24,175	13,447	457,520
Assets (at December 31, 2019)	6,388,682	7,233,017	123,552	13,745,251
2018
Revenues from external customers	$2,546,472	$314,275	$102	$2,860,849
Intersegment revenues (eliminations)	53	—	(53)	—
Revenues	2,546,525	314,275	49	2,860,849
Depreciation and amortization	230,228	21,443	3,958	255,629
Interest expense, net	73,348	15,539	15,329	104,216
Income (loss) before income taxes	180,426	106,578	(32,543)	254,461
Income taxes (benefit)	34,778	24,069	(8,050)	50,797
Net income (loss)	145,648	82,509	(24,493)	203,664
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	143,653	82,509	(24,388)	201,774
Capital expenditures[1]	415,264	72,666	18,840	537,369
Assets (at December 31, 2018)	5,967,503	7,027,894	108,654	13,104,051
1    Contributions in aid of construction balances are included in capital expenditures.
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
Hamakua Energy, LLC’s (Hamakua Energy’s) sales to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3 · Electric utility segment
Regulatory assets and liabilities.  Regulatory assets represent deferred costs and accrued decoupling revenues which are expected to be recovered through rates over PUC-authorized periods. Generally, the Utilities do not earn a return on their regulatory assets; however, they have been allowed to recover interest on certain regulatory assets and to include certain regulatory assets in rate base. Regulatory liabilities represent amounts included in rates and collected from ratepayers for costs expected to be incurred in the future, or amounts collected in excess of costs incurred that are refundable to customers. For example, the regulatory liability for cost of removal in excess of salvage value represents amounts that have been collected from ratepayers for costs that are expected to be incurred in the future to retire utility plant. Generally, the Utilities include regulatory liabilities in rate base or are required to apply interest to certain regulatory liabilities. In the table below, noted in parentheses are the original PUC authorized amortization or recovery periods and, if different, the remaining amortization or recovery periods as of December 31, 2020 are noted.
Regulatory assets were as follows:

December 31	2020	2019
(in thousands)
Retirement benefit plans (balance primarily varies with plans’ funded statuses)	$592,644	$554,485
Income taxes (1-55 years)	96,171	102,612
Decoupling revenue balancing account and RAM (1-2 years)	10,432	—
Unamortized expense and premiums on retired debt and equity issuances (1-19 years; 1-18 years remaining)	8,654	10,228
Vacation earned, but not yet taken (1 year)	15,665	12,535
COVID-19 related costs (to be determined by PUC)	18,032	—
Other (1-39 years remaining)	25,110	35,220
Total regulatory assets	$766,708	$715,080
Included in:
Current assets	$30,435	$30,710
Long-term assets	736,273	684,370
Total regulatory assets	$766,708	$715,080

Regulatory liabilities were as follows:

December 31	2020	2019
(in thousands)
Cost of removal in excess of salvage value (1-79 years)	$541,730	$521,977
Income taxes (1-55 years)	360,426	386,990
Decoupling revenue balancing account and RAM (1-2 years)	1,957	16,370
Retirement benefit plans (balance primarily varies with plans’ funded statuses)	29,759	21,707
Other (1-18 years remaining)	25,914	25,266
Total regulatory liabilities	$959,786	$972,310
Included in:
Current liabilities	$37,301	$30,724
Long-term liabilities	922,485	941,586
Total regulatory liabilities	$959,786	$972,310
The regulatory asset and liability relating to retirement benefit plans was recorded as a result of pension and OPEB tracking mechanisms adopted by the PUC in rate case decisions for the Utilities in 2007 (see Note 10).
Major customers.  The Utilities received 11% ($249 million), 11% ($281 million) and 11% ($273 million) of their operating revenues from the sale of electricity to various federal government agencies in 2020, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cumulative preferred stock. The following series of cumulative preferred stock are redeemable only at the option of the respective company at the following prices in the event of voluntary liquidation or redemption:

December 31, 2020	Voluntary liquidation price	Redemption price
Series
C, D, E, H, J and K (Hawaiian Electric)	$20	$21
I (Hawaiian Electric)	20	20
G (Hawaii Electric Light)	100	100
H (Maui Electric)	100	100
Hawaiian Electric is obligated to make dividend, redemption and liquidation payments on the preferred stock of each of its subsidiaries if the respective subsidiary is unable to make such payments, but this obligation is subordinated to Hawaiian Electric’s obligation to make payments on its own preferred stock.
Related-party transactions. HEI charged the Utilities $5.6 million, $6.0 million and $5.9 million for general management and administrative services in 2020, 2019 and 2018, respectively. The amounts charged by HEI to its subsidiaries for services provided by HEI employees are allocated primarily on the basis of time expended in providing such services.
For the years ended December 31, 2020 and December 31, 2019, Hamakua Energy, LLC (an indirect subsidiary of HEI) sold energy and capacity to Hawaii Electric Light (subsidiary of Hawaiian Electric and indirect subsidiary of HEI) under a PPA in the amount of $50 million and $68 million, respectively.
Hawaiian Electric’s short-term borrowings from HEI totaled nil at December 31, 2020 and 2019. Borrowings among the Utilities are eliminated in consolidation. Interest charged by HEI to Hawaiian Electric was not material for the years ended December 31, 2020 and 2019.
Unconsolidated variable interest entities.
Power purchase agreements.  As of December 31, 2020, the Utilities had four PPAs for firm capacity (excluding the Puna Geothermal Venture (PGV) PPA as PGV had been offline since May 2018 due to lava flow on Hawaii Island, but returned to service at a level providing limited output without firm capacity in the fourth quarter of 2020) and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

will be material to its financial position. However, the Utilities cannot rule out the possibility that such outcomes could have a material effect on the results of operations or liquidity for a particular reporting period in the future.
Power purchase agreements.  Purchases from all IPPs were as follows:

Years ended December 31	2020	2019	2018
(in millions)
Kalaeloa	$149	$214	$216
AES Hawaii	133	139	140
HPOWER	70	76	69
Hamakua Energy	50	68	56
Puna Geothermal Venture	1	—	15
Wind IPPs	105	95	107
Solar IPPs	57	36	29
Other IPPs[1]	4	5	7
Total IPPs	$569	$633	$639
1 Includes hydro power and other PPAs
As of December 31, 2020, the Utilities had four firm capacity PPAs for a total of 516.5 megawatts (MW) of firm capacity and excludes the PGV facility. The PGV facility with 34.6 MW of firm capacity had been offline since May 2018 due to lava flow on Hawaii Island, but returned to service at a level providing limited output without firm capacity in the fourth quarter of 2020. The PUC allows rate recovery for energy and firm capacity payments to IPPs under these agreements. Assuming that each of the agreements remains in place for its current term (and as amended) and the minimum availability criteria in the PPAs are met, aggregate minimum fixed capacity charges, excluding the PGV facility, are expected to be approximately $93 million in 2021, $72 million in 2022, $30 million each in 2023, 2024 and 2025, and $188 million from 2026 through 2033.
In general, the Utilities base their payments under the PPAs upon available capacity and actual energy supplied and they are generally not required to make payments for capacity if the contracted capacity is not available, and payments are reduced, under certain conditions, if available capacity drops below contracted levels. In general, the payment rates for capacity have been predetermined for the terms of the agreements. Energy payments will vary over the terms of the agreements. The Utilities pass on changes in the fuel component of the energy charges to customers through the energy cost adjustment clause (ECRC) in their rate schedules. The Utilities do not operate, or participate in the operation of, any of the facilities that provide power under the agreements. Title to the facilities does not pass to Hawaiian Electric or its subsidiaries upon expiration of the agreements, and the agreements do not contain bargain purchase options for the facilities.
Purchase power adjustment clause. The PUC has approved purchased power adjustment clauses (PPACs) for the Utilities. Purchased power capacity, operation and maintenance (O&M) and other non-energy costs previously recovered through base rates are now recovered in the PPACs and, subject to approval by the PUC, such costs resulting from new purchased power agreements can be added to the PPACs outside of a rate case. Purchased energy costs continue to be recovered through the ECRC.
Kalaeloa Partners, L.P.  Under a 1988 PPA, as amended, Hawaiian Electric is committed to purchase 208 MW of firm capacity from Kalaeloa. Hawaiian Electric and Kalaeloa continue negotiations to address the PPA term that ended on May 23, 2016. The PPA automatically extends on a month-to-month basis as long as the parties are still negotiating in good faith. Hawaiian Electric and Kalaeloa have agreed that neither party will terminate the PPA (which has been subject to automatic extension on a month-to-month basis) prior to April 30, 2021, to allow for a negotiated resolution.
AES Hawaii, Inc. Under a PPA entered into in March 1988, as amended (through Amendment No. 2) for a period of 30 years ending September 2022, Hawaiian Electric agreed to purchase 180 MW of firm capacity from AES Hawaii. Hawaiian Electric and AES Hawaii have been in dispute over an additional 9 MW of capacity. In February 2018, Hawaiian Electric reached agreement with AES Hawaii on an amendment to the PPA. However, in June 2018, the PUC issued an order suspending review of the amendment pending a State of Hawaii Department of Health (DOH) decision on AES Hawaii’s request for approval of its Emission Reduction Plan and partnership with Hawaiian Electric. If approved by the PUC, the amendment will resolve AES Hawaii’s claims related to the additional capacity.
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in an amended and restated PPA between Hawaii Electric Light and Hu Honua dated May 9, 2017. In July 2017, the PUC approved the amended and restated PPA, which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

becomes effective once the PUC’s order is final and non-appealable. In August 2017, the PUC’s approval was appealed by a third party. On May 10, 2019, the Hawaii Supreme Court issued a decision remanding the matter to the PUC for further proceedings consistent with the court’s decision which must include express consideration of greenhouse gas (GHG) emissions that would result from approving the PPA, whether the cost of energy under the PPA is reasonable in light of the potential for GHG emissions, and whether the terms of the PPA are prudent and in the public interest, in light of its potential hidden and long-term consequences. On June 20, 2019, the PUC issued an order reopening the docket for further proceedings, including re-examining all of the issues in the proceedings. On September 29, 2019, the PUC issued an order setting the procedural schedule for the matter and on December 20, 2019, issued an order modifying the procedural schedule. Pre-hearing matters were completed on March 6, 2020. On July 9, 2020, the PUC issued an order denying Hawaii Electric Light’s request to waive the amended and restated PPA from the PUC’s competitive bidding requirements and therefore, dismissed the request for approval of the amended and restated PPA without prejudice to possible participation in any future competitive bidding process. On July 20, 2020, Hu Honua filed a motion for reconsideration of the PUC’s order which was denied by the PUC on September 9, 2020. On September 16, 2020, Hu Honua filed its notice of appeal to the Hawaii Supreme Court of the PUC’s order denying Hu Honua’s motion for reconsideration.
Molokai New Energy Partners (MNEP). In July 2018, the PUC approved Maui Electric’s PPA with MNEP to purchase solar energy from a PV plus battery storage project. The 4.88 MW photovoltaic (PV) and 3 MW Battery Energy Storage System project was to deliver no more than 2.64 MW at any time to the Molokai system. On March 25, 2020, MNEP filed a complaint in the United Stated District Court for the District of Hawaii against Maui Electric claiming breach of contract. On June 3, 2020, Maui Electric provided Notice of Default and Termination of the PPA to MNEP terminating the PPA with an effective date of July 10, 2020. Thereafter, MNEP filed an amended Complaint to include claims relating to the termination and Hawaiian Electric filed its Answer to the Amended Complaint on September 11, 2020, disputing the facts presented by MNEP and all claims within the original and amended complaint.
Utility projects.  Many public utility projects require PUC approval and various permits from other governmental agencies. Difficulties in obtaining, or the inability to obtain, the necessary approvals or permits or community support can result in significantly increased project costs or even cancellation of projects. In the event a project does not proceed, or if it becomes probable the PUC will disallow cost recovery for all or part of a project, or if PUC-imposed caps on project costs are expected to be exceeded, project costs may need to be written off in amounts that could result in significant reductions in Hawaiian Electric’s consolidated net income.
Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) implementation project. On August 11, 2016, the PUC approved the Utilities’ request to commence the ERP/EAM implementation project, subject to certain conditions, including a $77.6 million cap on cost recovery as well as a requirement that the Utilities achieve future cost savings consistent with a minimum of $246 million in ERP/EAM project-related benefits to be delivered to customers over the system’s 12-year service life. The decision and order (D&O) approved the deferral of certain project costs and allowed the accrual of AFUDC, but limited the AFUDC rate to 1.75%.
The ERP/EAM Implementation Project went live in October 2018. Hawaii Electric Light and Hawaiian Electric began to incorporate their portion of the deferred project costs in rate base and started the amortization over a 12-year period in January 2020 and November 2020, respectively. As of December 31, 2020, the total deferred project costs and accrued carrying costs after the project went into service amounted to $58.8 million, which is net of the amortization of $1.3 million at Hawaiian Electric and Hawaii Electric Light.
In February 2019, the PUC approved a methodology for passing the future cost saving benefits of the new ERP/EAM system to customers developed by the Utilities in collaboration with the Consumer Advocate. The Utilities filed a benefits clarification document on June 10, 2019, reflecting $150 million in future net O&M expense reductions and cost avoidance, and $96 million in capital cost reductions and tax savings over the 12-year service life. To the extent the reduction in O&M expense relates to amounts reflected in electric rates, the Utilities would reduce future rates for such amounts. In October 2019, the PUC approved the Utilities and the Consumer Advocate’s Stipulated Performance Metrics and Tracking Mechanism. As of December 31, 2020, the Utilities’ regulatory liability was $10.8 million ($6.9 million for Hawaiian Electric, $1.6 million for Hawaii Electric Light and $2.3 million for Maui Electric) for the O&M expense savings included in rates. As part of the settlement agreement approved in the Hawaiian Electric 2020 test year rate case, the regulatory liability for Hawaiian Electric will be amortized over five years, beginning in November 2020, and the O&M benefits for Hawaiian Electric will be considered flowed through to customers. As part of the PBR proceeding, the regulatory liability as of December 31, 2020 for Hawaii Electric Light and Maui Electric will be flowed to customers as part of the customer dividend in the ARA in 2021.
At the PUC’s direction, the Utilities have been filing Semi-Annual Enterprise System Benefits (SAESB) reports. The most recent SAESB report was filed on August 31, 2020 for the period January 1 through June 30, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

West Loch PV Project. In November 2019, Hawaiian Electric placed into service a 20-MW (ac) utility-owned and operated renewable and dispatchable solar facility on property owned by the Department of the Navy. PUC orders resulted in a project cost cap of $67 million (including a cap of $4.7 million for the in-kind work to be performed in exchange for use of the Navy property) with capital cost recovery approved under MPIR (See “Performance-based regulation framework” section below for MPIR guidelines and cost recovery discussion.) Project costs incurred as of December 31, 2020 amounted to $53.3 million and generated $14.7 million and $14.0 million in federal and state nonrefundable tax credits, respectively. For book and regulatory purposes, the tax credits are being deferred and amortized, starting in 2020, over 25 years and 10 years for federal and state credits, respectively.
As part of the approval of the project, a performance guarantee mechanism was established, which calls for the Utilities to provide energy at target annual energy production levels. Production shortfalls are compensated to customers by the amount of shortfall multiplied by the Equivalent Levelized Energy Price (ELEP) based on the revenue requirements of the actual total cost of the project, but not to exceed 9.56 cents/kilowatthours (kWh). Compensations for shortfall are provided to customers as a credit through the PPAC, while production surpluses are refunded to the Utilities up to amount of previously issued underproduction credits. In December 2020, the Utilities accrued $0.6 million in estimated underproduction credits to be returned to customers in 2021 due to not meeting the 2020 annual production target of 46,850 MWh. The 2020 underproduction credit is based on an interim ELEP representing total project costs at December 31, 2020. The credit will be trued up based on a final ELEP based on final project costs.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983 but continued to operate at the Site under a lease until 1985. The federal Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the DOH and EPA, Maui Electric further investigated the Site and the Adjacent Parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.7 million as of December 31, 2020, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the Adjacent Parcel; however, final costs of remediation will depend on the cleanup approach implemented.
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
As of December 31, 2020, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $10 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
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
The Utilities recorded AROs related to: 1) the removal of retired generating units, certain types of transformers and underground storage tanks; 2) the abandonment of fuel pipelines, underground injection and supply wells; and 3) the removal of equipment and restoration of leased land used in connection with Utility-owned renewable and dispatchable generation facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes to the ARO liability included in “Other liabilities” on Hawaiian Electric’s balance sheet were as follows:

(in thousands)	2020	2019
Balance, January 1	$10,324	$8,426
Accretion expense	405	312
Liabilities incurred	—	1,594
Liabilities settled	(37)	(8)
Balance, December 31	$10,692	$10,324
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
Regulatory proceedings.
Current Decoupling. Decoupling is a regulatory model that is intended to provide the Utilities with financial stability and facilitate meeting the State of Hawaii’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio standard. The current decoupling mechanism has the following major components: (1) monthly revenue balancing account (RBA) revenues or refunds for the difference between PUC-approved target revenues and recorded adjusted revenues, which delinks revenues from kWh sales, (2) rate adjustment mechanism (RAM) revenues for escalation in certain O&M expenses and rate base changes, (3) MPIR component, (4) performance incentive mechanisms (PIMs), and (5) an earnings sharing mechanism, which would provide for a reduction of revenues between rate cases in the event the utility exceeds the return on average common equity (ROACE) allowed in its most recent rate case.
Performance-based regulation framework. On December 23, 2020, the PUC issued a D&O (PBR D&O) approving a new performance-based regulation framework (PBR Framework). Under the PBR Framework, the Utilities’ current decoupling will continue to be used with modifications, as described below. The existing cost recovery mechanisms will continue as currently implemented (e.g., the Energy Cost Recovery Clause (ECRC), Purchased Power Adjustment Clause (PPAC), Demand Side Management surcharge (DSM), Renewable Energy Infrastructure Program (REIP), Demand Response Adjustment Clause (DRAC), pension and Other Post-Employment Benefits (OPEB) tracking mechanisms). In addition to annual revenues provided by the annual revenue adjustment (ARA), the Utilities may seek relief for extraordinary projects or programs through the Exceptional Project Recovery Mechanism (EPRM) (formerly known as the Major Project Interim Recovery (MPIR) adjustment mechanism) and earn financial rewards for exemplary performance as provided through a portfolio of Performance Incentive Mechanisms (PIMs) and Shared Savings Mechanisms (SSMs). The PBR Framework will incorporate a variety of other performance mechanisms, including Scorecards, Reported Metrics, and an expedited Pilot Process. The PBR Framework also contains a number of safeguards, including a symmetric Earnings Sharing Mechanism (ESM) which protects the Utilities and customers from excessive earnings or losses, as measured by the Utilities’ Return on Equity (ROE) and a Re-Opener mechanism, under which the PUC will open an examination, at its discretion, to determine if adjustments or modifications to specific PBR mechanisms are appropriate.
Rate adjustment mechanism. The existing RAM is based on the lesser of: a) an inflationary adjustment for certain O&M expenses and return on investment for certain rate base changes, or b) cumulative annual compounded increase in Gross Domestic Product Price Index applied to annualized target revenues (the RAM Cap). Annualized target revenues may be reset upon the issuance of an interim or final decision and order (D&O) in a rate case. All Utilities were limited to the RAM Cap in 2020.
Under the new PBR Framework, the ARA mechanism will replace the RAM, effective on June 1, 2021. The current effective target revenues, which includes the existing RAM, will continue to be in effect for the period from June 1, 2020, through May 31, 2021.
Annual revenue adjustment mechanism. The PBR Framework established a five-year multi-year rate period during which there will be no general rate cases. Target revenues will be adjusted according to an index-driven annual revenue adjustment (ARA) based on (i) an inflation factor, (ii) a predetermined X-factor to encompass productivity, which is set at zero, (iii) a Z-factor to account for exceptional circumstances not in the Utilities’ control and (iv) a customer dividend consisting of a negative adjustment of 0.22% compounded annually and a flow through of the “pre-PBR” savings commitment from the management audit recommendations developed in a prior docket.
As a result of an Order issued by the PUC pursuant to a motion for partial reconsideration the customer dividend for “pre-PBR” savings commitment portion to be delivered to customers will be at a rate of $6.61 million per year from 2021 to 2025,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and the remaining Enterprise Resource Planning system benefits savings of $3.9 million, to be delivered to customers in 2021. The implementation of the ARA is scheduled to occur on June 1, 2021.
Earnings sharing mechanism. A symmetrical earnings sharing mechanism (ESM) for actual return on equity outside of a 300 basis points dead band above and below a target ROE of 9.5%, which is the current authorized ROE for the Utilities. There is a 50/50 sharing between customers and Utilities for the for actual earnings falling within 150 basis points outside of the dead band in either direction, and a 90/10 sharing for any further difference. A Re-opener investigation will be triggered if the Utilities credit rating outlook indicates a potential credit downgrade below investment grade status, or if its earned ROE enters the outer most tier of the ESM.
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
On October 22, 2020, the PUC issued the final D&O in Hawaiian Electric’s 2020 test year rate case approving the parties’ settlement agreement, including the parties’ agreement to remove the 90% cap on cost recovery for the Schofield Generating Station, such that 100% of the allowed project costs will flow through the MPIR mechanism. The 2020 MPIR amounts were revised to reflect the new lower depreciation rates effective January 1, 2020 as approved in the Hawaiian Electric 2020 test year rate case, and for the removal of the 90% cap on cost recovery and revised rate of return effective November 1, 2020.
Exceptional project recovery mechanism. The existing MPIR was renamed EPRM to include deferred and O&M expense projects and to permit the Utilities to include the full amount of approved costs in the EPRM for recovery in the first year the project goes into service, pro-rated for the portion of the year the project is in service. Any pending application for MPIR relief submitted by the Utilities prior to the PBR D&O, will be grandfathered under the MPIR Guidelines.
Performance incentive mechanisms. The PUC has established the following PIMs: (1) Service Quality performance incentives, (2) Phase 1 Request for proposal (RFP) PIM for procurement of low-cost renewable energy, (3) Phase 2 RFP PIMs for generation and generation plus storage project, and Grid Services and standalone storage.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
•In December 2019, the Utilities accrued $0.3 million in estimated rewards for call center performance, net of service reliability penalties, for 2019. The net service quality performance rewards related to 2019 will be reflected in the 2020 annual decoupling filing and increased customer rates in the period June 1, 2020 through May 31, 2021.
•In December 2020, the Utilities accrued $0.9 million in estimated rewards for call center performance, net of service reliability penalties, for 2020. The net service quality performance rewards related to 2020 will be reflected in the 2021 annual decoupling filing.
•Phase 1 RFP PIM. Procurement of low-cost variable renewable resources through the request for proposal process in 2018 is measured by comparison of the procurement price to target prices. The incentive is a percentage of the savings determined by comparing procured price to a target of 11.5 cents per kWh for renewable projects with storage capability and 9.5 cents per kWh for energy-only renewable projects. Half of the incentive was earned upon PUC approval of the PPAs and the other half is eligible to be earned in the year following the in-service date of the projects and is dependent on the amount of energy the Utilities receive from the facilities. The total amount of the incentive the Utilities are eligible for is capped at $3.5 million. Based on the seven PPAs approved in 2019, the Utilities recognized $1.7 million in 2019 with the remaining award to be recognized in the year following the in-service date of the projects, which is estimated to occur from 2023-2024.
•Phase 2 RFP PIMs. On October 9, 2019, the PUC issued an order establishing PIMs for the Utilities with regards to the Variable Renewable Dispatchable Generation and Energy Storage RFPs as well as the Delivery of Grid Services via Customer-sited Distributed Energy Resources RFPs that were issued on August 22, 2019 for Oahu, Maui and Hawaii island. The order establishes pricing thresholds, timelines to complete contracting, and other performance criteria for the performance incentive eligibility. The PIMs provide incentives only without penalties. The earliest the Utilities would be eligible for a PIM pursuant to this order is upon PUC approval of executed contracts resulting from the Phase 2 RFPs. The order requires contracts under the Grid Service RFP be filed for approval by May 2020 (subsequently extended to July 9, 2020), and by September 2020 under the Renewable RFPs, with a declining PIM for projects that are not filed by these deadlines. On July 9, 2020, the Utilities filed two Grid Service Purchase Agreements for the Grid Service RFP, which qualify for PIMs, however, details of the incentive metrics will be determined by PUC. On September 15, 2020, the Utilities filed eight power purchase agreements for the Phase 2 RFP. Of those eight, only one project qualified for a potential PIM incentive. The Utilities do not anticipate that any of the remaining projects from the Phase 2 RFP will qualify for PIM. On December 31, 2020, the PUC approved the two Grid Services Purchase Agreements without further clarification regarding the PIM. The Utility has filed a letter to the PUC in January to seek guidance to the next step of defining the details of the incentive metrics.
•The PUC has established the following new PIMs in its PBR D&O. These PIMs are pending development of tariffs.
•Renewable portfolio standard (RPS)-A PIM that provides a financial reward for accelerating the achievement of renewable portfolio standard goals. The Utilities may earn a reward for the amount of system generation above the interpolated statutory RPS goal at $20/MWh in 2021 and 2022, $15/MWh in 2023, and $10/MWh for the remainder of the MRP. Penalties are already prescribed in the RPS as $20/MWh for failing to meet RPS targets in 2030, 2040 and 2045. The evaluation period will commence on January 1, 2021.
•Grid Services Procurement PIM that provides financial rewards for grid services acquired in 2021 and 2022. The Utilities can earn a total maximum reward of $1.5 million over 2021 and 2020. The evaluation period will commence on January 1, 2021.
•Interconnection Approval PIM that provides financial rewards and penalties for interconnection times for distributed energy resources systems <100 kW in size. The Utilities can earn a total annual maximum reward of $3.0 million or a total annual maximum penalty of $0.9 million. The evaluation period will commence on January 1, 2021.
•Low-to-Moderate Income (LMI) Energy Efficiency PIM that provides financial rewards for collaboration between the Utilities and the third-party Public Benefits Fee Administrator to deliver energy savings for low- and moderate-income customers. The rewards for the PIM metrics will be collectively capped at $2.0 million. The PIM will initially have a duration of three years and be subject to an annual review. The evaluation period will commence as of the date of the effective tariff.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•Advanced Metering Infrastructure (AMI) Utilization PIM that provides financial rewards for acceleration of the number of customers with advanced meters enabled to support time-varying rates and next generation distributed energy resources programs. The Utilities can earn a total annual maximum reward of $2.0 million. The evaluation period will commence as of the date of the effective tariff.
Annual decoupling filings. The net annual incremental amounts to be collected (refunded) from June 1, 2020 through May 31, 2021 are as follows:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
2020 Annual incremental RAM adjusted revenues	$20.6	$3.2	$5.7	$29.5
Annual change in accrued RBA balance as of December 31, 2019 (and associated revenue taxes) which incorporates MPIR recovery	(46.5)	(9.9)	(11.0)	(67.4)
Incremental Performance Incentive Mechanisms (net)	2.2	(0.1)	(0.1)	2.0
Net annual incremental amount to be refunded under the tariffs	$(23.7)	$(6.8)	$(5.4)	$(35.9)
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
On October 22, 2020, the PUC issued a final D&O approving the stipulated settlement agreement filed in the proceeding. As a result, there will be no increase in base electric rates established in the 2017 test year rate case. In the final D&O, the PUC approved the capital structure that consists of a 58% total equity ratio, and a ROACE of 9.5% for the 2020 test year. The resulting return on rate base (RORB) is 7.37%. The D&O approved the agreement to implement the overall lower depreciation rates approved in the last depreciation study proceeding, effective January 1, 2020. See “Annual revenue adjustment mechanism” under “Performance-based regulation framework” above, regarding the PUC’s decision on the treatment of Hawaiian Electric’s Management Audit savings commitment. Hawaiian Electric’s proposed RBA provision tariff and ECRC tariff submitted on November 6, 2020 were approved by the PUC on December 11, 2020 and took effect on January 1, 2021.
Hawaii Electric Light 2019 test year rate case. On November 13, 2019, the PUC issued an interim decision maintaining Hawaii Electric Light’s revenues at current effective rates based on an interim revenue requirement of $387 million, average rate base of $534 million, and a 7.52% RORB that incorporates a ROACE of 9.5% and 58.0% total equity ratio, and tariffs became effective January 1, 2020. On July 28, 2020, the PUC issued a final D&O, approving the Stipulated Partial Settlement Letter in part and ordering final rates for the 2019 test year to remain at current effective rates such that there is a zero increase in rates. The PUC determined that an appropriate ROACE for the 2019 test year is 9.5%, approved a capital structure of 58% total equity and approved as fair a 7.52% RORB. In addition, the order, among others, (1) approved a 10-year amortization period for the state investment tax credit; and (2) approved a modification to Hawaii Electric Light’s ECRC to incorporate a 98%/2% risk-sharing split between customers and Hawaii Electric Light with an annual maximum exposure cap of +/- $600,000. The proposed final tariffs and PIM tariffs took effect on November 1, 2020, and the ECRC tariff became effective on January 1, 2021.
Regulatory assets for COVID-19 related costs. On May 4, 2020, the PUC issued an order, authorizing all utilities, including the Utilities, to establish regulatory assets to record costs resulting from the suspension of disconnections of service during the pendency of the Governor’s Emergency Proclamation and until otherwise ordered by the PUC. In future proceedings, the PUC will consider the reasonableness of the costs, the appropriate period of recovery, any amount of carrying costs thereon, and any savings directly attributable to suspension of disconnects, and other related matters. As part of the order, the PUC prohibits the Utilities from charging late payment fees on past due payments. On June 30, 2020, the PUC issued an order approving the Utilities’ request made in April 2020 for deferral treatment of COVID-19 related costs through December 31, 2020. The Utilities requested to extend the deferral period to June 30, 2021, which is pending the PUC’s approval. The Utilities are required to file quarterly reports to update the Utilities’ financial condition, report measures in place to assist their customers during the COVID-19 emergency situation, identify the planned deferred costs and details for the deferred costs, and identify funds received or benefits received that have resulted from the COVID-19 emergency period. The recovery of the regulatory

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

assets would be determined in a subsequent proceeding and management believes the deferred costs are probable of recovery. As of December 31, 2020, the Utilities recorded a total of $18 million in regulatory assets pursuant to the orders.
Consolidating financial information. Consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the years ended December 31, 2020, 2019 and 2018, and as of December 31, 2020 and 2019.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating statement of income
Year ended December 31, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$1,608,305	334,221	323,430	—	(636)	[1]	$2,265,320
Expenses
Fuel oil	354,087	72,202	88,985	—	—		515,274
Purchased power	446,672	73,120	48,957	—	—		568,749
Other operation and maintenance	311,781	73,746	88,665	—	—		474,192
Depreciation	151,387	39,041	32,305	—	—		222,733
Taxes, other than income taxes	154,191	31,181	30,450	—	—		215,822
Total expenses	1,418,118	289,290	289,362	—	—		1,996,770
Operating income	190,187	44,931	34,068	—	(636)		268,550
Allowance for equity funds used during construction	7,335	543	890	—	—		8,768
Equity in earnings of subsidiaries	47,504	—	—	—	(47,504)	[2]	—
Retirement defined benefits expense—other than service costs	(1,294)	672	(141)	—	—		(763)
Interest expense and other charges, net	(48,775)	(10,004)	(9,651)	—	636	[1]	(67,794)
Allowance for borrowed funds used during construction	2,540	160	292	—	—		2,992
Income before income taxes	197,497	36,302	25,458	—	(47,504)		211,753
Income taxes	27,077	8,275	5,066	—	—		40,418
Net income	170,420	28,027	20,392	—	(47,504)		171,335
Preferred stock dividends of subsidiaries	—	534	381	—	—		915
Net income attributable to Hawaiian Electric	170,420	27,493	20,011	—	(47,504)		170,420
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—	—		1,080
Net income for common stock	$169,340	$27,493	$20,011	$—	$(47,504)		$169,340
Consolidating statement of comprehensive income
Year ended December 31, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$169,340	27,493	20,011	—	(47,504)		$169,340
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net losses arising during the period, net of tax benefits	(63,050)	(9,424)	(10,897)	—	20,321	[1]	(63,050)
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	21,550	3,179	2,763	—	(5,942)	[1]	21,550
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	39,860	6,025	8,000	—	(14,025)	[1]	39,860
Other comprehensive loss, net of tax benefits	(1,640)	(220)	(134)	—	354		(1,640)
Comprehensive income attributable to common shareholder	$167,700	27,273	19,877	—	(47,150)		$167,700

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating statement of income
Year ended December 31, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$1,803,698	364,590	378,202	—	(548)	[1]	$2,545,942
Expenses
Fuel oil	494,728	84,565	141,416	—	—		720,709
Purchased power	494,215	90,989	48,052	—	—		633,256
Other operation and maintenance	319,771	76,091	85,875	—	—		481,737
Depreciation	143,470	41,812	30,449	—	—		215,731
Taxes, other than income taxes	170,979	33,787	35,365	—	—		240,131
Total expenses	1,623,163	327,244	341,157	—	—		2,291,564
Operating income	180,535	37,346	37,045	—	(548)		254,378
Allowance for equity funds used during construction	9,955	816	1,216	—	—		11,987
Equity in earnings of subsidiaries	43,167	—	—	—	(43,167)	[2]	—
Retirement defined benefits expense—other than service costs	(2,287)	(422)	(127)	—	—		(2,836)
Interest expense and other charges, net	(51,199)	(10,741)	(9,450)	—	548	[1]	(70,842)
Allowance for borrowed funds used during construction	3,666	342	445	—	—		4,453
Income before income taxes	183,837	27,341	29,129	—	(43,167)		197,140
Income taxes	25,917	5,990	6,398	—	—		38,305
Net income	157,920	21,351	22,731	—	(43,167)		158,835
Preferred stock dividends of subsidiaries	—	534	381	—	—		915
Net income attributable to Hawaiian Electric	157,920	20,817	22,350	—	(43,167)		157,920
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—	—		1,080
Net income for common stock	$156,840	$20,817	$22,350	—	(43,167)		$156,840
Consolidating statement of comprehensive income
Year ended December 31, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$156,840	20,817	22,350	—	(43,167)		$156,840
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net gains (losses) arising during the period, net of taxes	5,249	373	(204)	—	(169)	[1]	5,249
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	9,550	1,455	1,182	—	(2,637)	[1]	9,550
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(16,177)	(1,840)	(1,152)	—	2,992	[1]	(16,177)
Other comprehensive loss, net of tax benefits	(1,378)	(12)	(174)	—	186		(1,378)
Comprehensive income attributable to common shareholder	$155,462	20,805	22,176	—	(42,981)		$155,462

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating statement of income
Year ended December 31, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$1,802,550	375,493	368,700	—	(218)	[1]	$2,546,525
Expenses
Fuel oil	523,706	90,792	146,030	—	—		760,528
Purchased power	494,450	95,838	49,019	—	—		639,307
Other operation and maintenance	313,346	70,396	77,749	—	—		461,491
Depreciation	137,410	40,235	25,981	—	—		203,626
Taxes, other than income taxes	170,363	34,850	34,699	—	—		239,912
Total expenses	1,639,275	332,111	333,478	—	—		2,304,864
Operating income	163,275	43,382	35,222	—	(218)		241,661
Allowance for equity funds used during construction	9,208	478	1,191	—	—		10,877
Equity in earnings of subsidiaries	45,393	—	—	—	(45,393)	[2]	—
Retirement defined benefits expense—other than service costs	(2,649)	(417)	(565)	—	—		(3,631)
Interest expense and other charges, net	(52,180)	(11,836)	(9,550)	—	218	[1]	(73,348)
Allowance for borrowed funds used during construction	4,019	276	572	—	—		4,867
Income before income taxes	167,066	31,883	26,870	—	(45,393)		180,426
Income taxes	22,333	6,868	5,577	—	—		34,778
Net income	144,733	25,015	21,293	—	(45,393)		145,648
Preferred stock dividends of subsidiaries	—	534	381	—	—		915
Net income attributable to Hawaiian Electric	144,733	24,481	20,912	—	(45,393)		144,733
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—	—		1,080
Net income for common stock	$143,653	24,481	20,912	—	(45,393)		$143,653
Consolidating statement of comprehensive income
Year ended December 31, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$143,653	24,481	20,912	—	(45,393)		$143,653
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net losses arising during the period, net of tax benefits	(26,019)	(6,090)	(5,004)	—	11,094	[1]	(26,019)
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	19,012	2,819	2,423	—	(5,242)	[1]	19,012
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	8,325	3,305	2,788	—	(6,093)	[1]	8,325
Other comprehensive income, net of taxes	1,318	34	207	—	(241)		1,318
Comprehensive income attributable to common shareholder	$144,971	24,515	21,119	—	(45,634)		$144,971

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating balance sheet
December 31, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,411	5,606	3,594	—	—		$51,611
Plant and equipment	4,960,470	1,352,885	1,195,988	—	—		7,509,343
Less accumulated depreciation	(1,677,256)	(597,606)	(544,217)	—	—		(2,819,079)
Construction in progress	143,616	13,043	31,683	—	—		188,342
Utility property, plant and equipment, net	3,469,241	773,928	687,048	—	—		4,930,217
Nonutility property, plant and equipment, less accumulated depreciation	5,306	115	1,532	—	—		6,953
Total property, plant and equipment, net	3,474,547	774,043	688,580	—	—		4,937,170
Investment in wholly-owned subsidiaries, at equity	626,890	—	—	—	(626,890)	[2]	—
Current assets
Cash and cash equivalents	42,205	3,046	2,032	77	—		47,360
Restricted cash	15,966	—	—	—	—		15,966
Advances to affiliates	26,700	—	—	—	(26,700)	[1]	—
Customer accounts receivable, net	102,736	23,989	21,107	—	—		147,832
Accrued unbilled revenues, net	73,628	13,631	13,777	—	—		101,036
Other accounts receivable, net	17,984	3,028	2,856	—	(16,195)	[1]	7,673
Fuel oil stock, at average cost	38,777	8,471	10,990	—	—		58,238
Materials and supplies, at average cost	38,786	9,896	18,662	—	—		67,344
Prepayments and other	34,306	5,197	4,580	—	—		44,083
Regulatory assets	22,095	1,954	6,386	—	—		30,435
Total current assets	413,183	69,212	80,390	77	(42,895)		519,967
Other long-term assets
Operating lease right-of-use assets	125,858	1,443	353	—	—		127,654
Regulatory assets	513,192	114,461	108,620	—	—		736,273
Other	98,307	17,992	20,010	—	—		136,309
Total other long-term assets	737,357	133,896	128,983	—	—		1,000,236
Total assets	$5,251,977	977,151	897,953	77	(669,785)		$6,457,373
Capitalization and liabilities
Capitalization
Common stock equity	$2,141,918	317,451	309,363	77	(626,891)	[2]	$2,141,918
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—		34,293
Long-term debt, net	1,116,426	216,447	228,429	—	—		1,561,302
Total capitalization	3,280,637	540,898	542,792	77	(626,891)		3,737,513
Current liabilities
Current portion of operating lease liabilities	64,599	98	33	—	—		64,730
Short-term borrowings-non-affiliate	49,979	—	—	—	—		49,979
Short-term borrowings-affiliate	—	18,800	7,900	—	(26,700)	[1]	—
Accounts payable	97,102	19,570	17,177	—	—		133,849
Interest and preferred dividends payable	14,480	3,138	2,790	—	(58)	[1]	20,350
Taxes accrued	135,018	29,869	27,637	—	—		192,524
Regulatory liabilities	20,224	8,785	8,292	—	—		37,301
Other	57,926	13,851	18,621	—	(16,136)	[1]	74,262
Total current liabilities	439,328	94,111	82,450	—	(42,894)		572,995
Deferred credits and other liabilities
Operating lease liabilities	67,824	1,344	326	—	—		69,494
Deferred income taxes	282,685	54,108	61,005	—	—		397,798
Regulatory liabilities	656,270	173,938	92,277	—	—		922,485
Unamortized tax credits	82,563	15,363	13,989	—	—		111,915
Defined benefit pension and other postretirement benefit plans liability	373,112	77,679	79,741	—	—		530,532
Other	69,558	19,710	25,373	—	—		114,641
Total deferred credits and other liabilities	1,532,012	342,142	272,711	—	—		2,146,865
Total capitalization and liabilities	$5,251,977	977,151	897,953	77	(669,785)		$6,457,373

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating balance sheet
December 31, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,598	5,606	3,612	—	—		$51,816
Plant and equipment	4,765,362	1,313,727	1,161,199	—	—		7,240,288
Less accumulated depreciation	(1,591,241)	(574,615)	(524,301)	—	—		(2,690,157)
Construction in progress	165,137	9,993	17,944	—	—		193,074
Utility property, plant and equipment, net	3,381,856	754,711	658,454	—	—		4,795,021
Nonutility property, plant and equipment, less accumulated depreciation	5,310	114	1,532	—	—		6,956
Total property, plant and equipment, net	3,387,166	754,825	659,986	—	—		4,801,977
Investment in wholly-owned subsidiaries, at equity	591,969	—	—	—	(591,969)	[2]	—
Current assets
Cash and cash equivalents	2,239	6,885	1,797	101	—		11,022
Restricted cash	30,749	123	—	—	—		30,872
Advances to affiliates	27,700	8,000	—	—	(35,700)	[1]	—
Customer accounts receivable, net	105,454	24,520	22,816	—	—		152,790
Accrued unbilled revenues, net	83,148	17,071	17,008	—	—		117,227
Other accounts receivable, net	18,396	1,907	1,960	—	(10,695)	[1]	11,568
Fuel oil stock, at average cost	69,003	8,901	14,033	—	—		91,937
Materials and supplies, at average cost	34,876	8,313	17,513	—	—		60,702
Prepayments and other	88,334	3,725	24,921	—	—		116,980
Regulatory assets	27,689	1,641	1,380	—	—		30,710
Total current assets	487,588	81,086	101,428	101	(46,395)		623,808
Other long-term assets
Operating lease right-of-use assets	174,886	1,537	386	—	—		176,809
Regulatory assets	476,390	109,163	98,817	—	—		684,370
Other	69,010	15,493	17,215	—	—		101,718
Total other long-term assets	720,286	126,193	116,418	—	—		962,897
Total assets	$5,187,009	962,104	877,832	101	(638,364)		$6,388,682
Capitalization and liabilities
Capitalization
Common stock equity	$2,047,352	298,998	292,870	101	(591,969)	[2]	$2,047,352
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—		34,293
Long-term debt, net	1,006,737	206,416	188,561	—	—		1,401,714
Total capitalization	3,076,382	512,414	486,431	101	(591,969)		3,483,359
Current liabilities
Current portion of operating lease liabilities	63,582	94	31	—	—		63,707
Current portion of long-term debt	61,958	13,995	20,000	—	—		95,953
Short-term borrowings-non-affiliate	88,987	—	—	—	—		88,987
Short-term borrowings-affiliate	8,000	—	27,700	—	(35,700)	[1]	—
Accounts payable	139,056	25,629	23,085	—	—		187,770
Interest and preferred dividends payable	14,759	3,115	2,900	—	(46)	[1]	20,728
Taxes accrued	143,522	32,541	31,929	—	—		207,992
Regulatory liabilities	13,363	9,454	7,907	—	—		30,724
Other	51,295	11,362	15,297	—	(10,649)	[1]	67,305
Total current liabilities	584,522	96,190	128,849	—	(46,395)		763,166
Deferred credits and other liabilities
Operating lease liabilities	111,598	1,442	360	—	—		113,400
Deferred income taxes	265,864	53,534	57,752	—	—		377,150
Regulatory liabilities	664,894	178,474	98,218	—	—		941,586
Unamortized tax credits	86,852	16,196	14,820	—	—		117,868
Defined benefit pension and other postretirement benefit plans liability	339,471	69,928	69,364	—	—		478,763
Other	57,426	33,926	22,038	—	—		113,390
Total deferred credits and other liabilities	1,526,105	353,500	262,552	—	—		2,142,157
Total capitalization and liabilities	$5,187,009	962,104	877,832	101	(638,364)		$6,388,682

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating statements of changes in common stock equity

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2017	$1,845,283	286,647	270,265	101	(557,013)	$1,845,283
Net income for common stock	143,653	24,481	20,912	—	(45,393)	143,653
Other comprehensive income, net of taxes	1,318	34	207	—	(241)	1,318
Issuance of common stock, net of expenses	70,692	1	1,498	—	(1,499)	70,692
Common stock dividends	(103,305)	(15,289)	(12,019)	—	27,308	(103,305)
Balance, December 31, 2018	1,957,641	295,874	280,863	101	(576,838)	1,957,641
Net income for common stock	156,840	20,817	22,350	—	(43,167)	156,840
Other comprehensive loss, net of tax benefits	(1,378)	(12)	(174)	—	186	(1,378)
Issuance of common stock, net of expenses	35,501	(1)	4,899	—	(4,898)	35,501
Common stock dividends	(101,252)	(17,680)	(15,068)	—	32,748	(101,252)
Balance, December 31, 2019	2,047,352	298,998	292,870	101	(591,969)	2,047,352
Net income for common stock	169,340	27,493	20,011	—	(47,504)	169,340
Other comprehensive loss, net of tax benefits	(1,640)	(220)	(134)	—	354	(1,640)
Issuance of common stock, net of expenses	34,000	7,500	11,000	—	(18,500)	34,000
Common stock dividends	(107,134)	(16,320)	(14,384)	—	30,704	(107,134)
Dissolution of subsidiary	—	—	—	(24)	24	—
Balance, December 31, 2020	$2,141,918	317,451	309,363	77	(626,891)	$2,141,918

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating statement of cash flows
Year ended December 31, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$170,420	28,027	20,392	—	(47,504)	[2]	$171,335
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(47,504)	—	—	—	47,504	[2]	—
Common stock dividends received from subsidiaries	30,704	—	—	—	(30,704)	[2]	—
Depreciation of property, plant and equipment	151,387	39,041	32,305	—	—		222,733
Other amortization	24,511	5,090	4,145	—	—		33,746
Deferred income taxes	2,130	(463)	1,484	—	—		3,151
State refundable credit	(6,668)	(1,593)	(1,700)	—	—		(9,961)
Bad debt expense	1,042	620	453	—	—		2,115
Allowance for equity funds used during construction	(7,335)	(543)	(890)	—	—		(8,768)
Accrued environmental reserve	6,556	—	—	—	—		6,556
Other	1,201	1,322	87	—	—		2,610
Changes in assets and liabilities:
Increase in accounts receivable	(8,093)	(3,349)	(1,343)	—	5,499	[1]	(7,286)
Decrease in accrued unbilled revenues	8,832	3,327	3,126	—	—		15,285
Decrease in fuel oil stock	30,226	430	3,043	—	—		33,699
Increase in materials and supplies	(3,910)	(1,583)	(1,149)	—	—		(6,642)
Decrease (increase) in regulatory assets	8,526	(2,908)	(4,611)	—	—		1,007
Decrease in regulatory liabilities	(5,490)	(4,489)	(6,583)				(16,562)
Decrease in accounts payable	(26,093)	(1,819)	(5,217)	—	—		(33,129)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(25,757)	(5,483)	(5,998)	—	58	[1]	(37,180)
Decrease in defined benefit pension and other postretirement benefit plans liability	(3,092)	(643)	(571)	—	—		(4,306)
Change in other assets and liabilities	(21,124)	(8,864)	3,635	—	(5,499)	[1]	(31,852)
Net cash provided by operating activities	280,469	46,120	40,608	—	(30,646)		336,551
Cash flows from investing activities
Capital expenditures	(229,127)	(64,346)	(57,391)	—	—		(350,864)
Advances from affiliates	1,000	8,000	—	—	(9,000)	[1]	—
Other	(14,340)	1,032	960	(24)	18,442	[1],[2]	6,070
Net cash used in investing activities	(242,467)	(55,314)	(56,431)	(24)	9,442		(344,794)
Cash flows from financing activities
Common stock dividends	(107,134)	(16,320)	(14,384)	—	30,704	[2]	(107,134)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from issuance of common stock	34,000	7,500	11,000	—	(18,500)	[2]	34,000
Proceeds from issuance of long-term debt	205,000	10,000	40,000	—	—		255,000
Repayment of long-term debt	(95,000)	(14,000)	—	—	—		(109,000)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(46,987)	18,800	(19,800)	—	9,000	[1]	(38,987)
Proceeds from issuance of short-term debt	100,000	—	—	—	—		100,000
Repayment of short-term debt	(100,000)	—	—	—	—		(100,000)
Other	(1,618)	(214)	(377)	—	—		(2,209)
Net cash provided by (used in) financing activities	(12,819)	5,232	16,058	—	21,204		29,675
Net increase (decrease) in cash, cash equivalents and restricted cash	25,183	(3,962)	235	(24)	—		21,432
Cash, cash equivalents and restricted cash, January 1	32,988	7,008	1,797	101	—		41,894
Cash, cash equivalents and restricted cash, December 31	58,171	3,046	2,032	77	—		63,326
Less: Restricted cash	(15,966)	—	—	—	—		(15,966)
Cash and cash equivalents, December 31	42,205	3,046	2,032	77	—		$47,360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating statement of cash flows
Year ended December 31, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$157,920	21,351	22,731	—	(43,167)	[2]	$158,835
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(43,204)	—	—	—	43,167	[2]	(37)
Common stock dividends received from subsidiaries	32,783	—	—	—	(32,748)	[2]	35
Depreciation of property, plant and equipment	143,470	41,812	30,449	—	—		215,731
Other amortization	23,351	4,810	1,470	—	—		29,631
Deferred income taxes	(13,547)	(2,383)	(354)	—	—		(16,284)
State refundable credit	(6,245)	(559)	(1,565)	—	—		(8,369)
Bad debt expense	1,236	470	444	—	—		2,150
Allowance for equity funds used during construction	(9,955)	(816)	(1,216)	—	—		(11,987)
Accrued environmental reserve	406	—	—	—	—		406
Other	27,575	(61)	(55)	—	—		27,459
Changes in assets and liabilities:
Decrease in accounts receivable	24,150	2,858	3,029	—	(11,215)	[1]	18,822
Decrease (increase) in accrued unbilled revenues	4,902	(22)	(385)	—	—		4,495
Decrease (increase) in fuel oil stock	(14,741)	2,126	613	—	—		(12,002)
Decrease (increase) in materials and supplies	(4,585)	(1,158)	245	—	—		(5,498)
Decrease in regulatory assets	55,494	9,218	6,550	—	—		71,262
Increase (decrease) in regulatory liabilities	102	(1,558)	3,409				1,953
Increase (decrease) in accounts payable	4,687	(3,160)	(3,578)	—	—		(2,051)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(24,900)	(893)	(3,097)	—	367	[1]	(28,523)
Decrease in defined benefit pension and other postretirement benefit plans liability	(3,033)	(762)	(653)	—	—		(4,448)
Change in other assets and liabilities	(15,747)	(6,152)	(6,940)	—	11,215	[1]	(17,624)
Net cash provided by operating activities	340,119	65,121	51,097	—	(32,381)		423,956
Cash flows from investing activities
Capital expenditures	(311,538)	(49,811)	(58,549)	—	—		(419,898)
Advances to affiliates	(27,700)	(8,000)	—	—	35,700	[1]	—
Other	5,241	297	1,303	—	4,533	[1],[2]	11,374
Net cash used in investing activities	(333,997)	(57,514)	(57,246)	—	40,233		(408,524)
Cash flows from financing activities
Common stock dividends	(101,252)	(17,680)	(15,068)	—	32,748	[2]	(101,252)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from the issuance of common stock	35,500	—	4,900	—	(4,900)	[2]	35,500
Proceeds from the issuance of long-term debt	190,000	72,500	17,500	—	—		280,000
Repayment of long-term debt and funds transferred for repayment of long-term dent	(183,546)	(70,000)	(30,000)	—	—		(283,546)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	46,987	—	27,700	—	(35,700)	[1]	38,987
Proceeds from issuance of short-term debt	75,000	—	—	—	—		75,000
Repayment of short-term debt	(50,000)	—	—	—	—		(50,000)
Other	(1,475)	(508)	(126)	—	—		(2,109)
Net cash provided by (used in) financing activities	10,134	(16,222)	4,525	—	(7,852)		(9,415)
Net increase (decrease) in cash, cash equivalents and restricted cash	16,256	(8,615)	(1,624)	—	—		6,017
Cash, cash equivalents and restricted cash, January 1	16,732	15,623	3,421	101	—		35,877
Cash, cash equivalents and restricted cash, December 31	32,988	7,008	1,797	101	—		41,894
Less: Restricted cash	(30,749)	(123)	—	—	—		(30,872)
Cash and cash equivalents, December 31	$2,239	6,885	1,797	101	—		$11,022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating statement of cash flows
Year ended December 31, 2018

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$144,733	25,015	21,293	—	(45,393)	[2]	$145,648
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(45,493)	—	—	—	45,393	[2]	(100)
Common stock dividends received from subsidiaries	27,408	—	—	—	(27,308)	[2]	100
Depreciation of property, plant and equipment	137,410	40,235	25,981	—	—		203,626
Other amortization	20,956	5,069	577	—	—		26,602
Deferred income taxes	(9,806)	(341)	2,165	—	—		(7,982)
State refundable credit	(4,941)	(547)	(751)	—	—		(6,239)
Bad debt expense	1,388	600	217	—	—		2,205
Allowance for equity funds used during construction	(9,208)	(478)	(1,191)	—	—		(10,877)
Accrued environmental reserve	273	—	—	—	—		273
Other	3,908	334	427	—	—		4,669
Changes in assets and liabilities:
Increase in accounts receivable	(53,020)	(5,457)	(8,829)	—	14,220	[1]	(53,086)
Increase in accrued unbilled revenues	(10,908)	(1,121)	(2,691)	—	—		(14,720)
Decrease (increase) in fuel oil stock	10,710	(2,329)	(1,443)	—	—		6,938
Decrease (increase) in materials and supplies	(1,966)	886	273	—	—		(807)
Decrease (increase) in regulatory assets	12,192	71	(3,011)	—	—		9,252
Increase in regulatory liabilities	26,540	5,380	5,438	—	—		37,358
Increase in accounts payable	14,748	6,104	3,506	—	—		24,358
Change in prepaid and accrued income taxes, tax credits and revenue taxes	24,438	(2,118)	3,047	—	(331)	[1]	25,036
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	17,178	(760)	2,328	—	—		18,746
Change in other assets and liabilities	(8,329)	2,806	2,356	—	(14,220)	[1]	(17,387)
Net cash provided by operating activities	298,211	73,349	49,692	—	(27,639)		393,613
Cash flows from investing activities
Capital expenditures	(305,703)	(51,054)	(58,507)	—	—		(415,264)
Advances from affiliates	—	—	12,000	—	(12,000)	[1]	—
Other	3,226	1,182	3,843	—	1,831	[1],[2]	10,082
Net cash used in investing activities	(302,477)	(49,872)	(42,664)	—	(10,169)		(405,182)
Cash flows from financing activities
Common stock dividends	(103,305)	(15,289)	(12,019)	—	27,308	[2]	(103,305)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from the issuance of common stock	70,700	—	1,500	—	(1,500)	[2]	70,700
Proceeds from the issuance of long-term debt	75,000	15,000	10,000	—	—		100,000
Repayment of long-term debt	(30,000)	(11,000)	(9,000)	—	—		(50,000)
Net decrease in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(16,999)	—	—	—	12,000	[1]	(4,999)
Proceeds from issuance of short-term debt	25,000	—	—	—	—		25,000
Other	(377)	(56)	(39)	—	—		(472)
Net cash provided by (used in) financing activities	18,939	(11,879)	(9,939)	—	37,808		34,929
Net increase (decrease) in cash and cash equivalents	14,673	11,598	(2,911)	—	—		23,360
Cash and cash equivalents, January 1	2,059	4,025	6,332	101	—		12,517
Cash and cash equivalents, December 31	$16,732	15,623	3,421	101	—		$35,877
Explanation of consolidating adjustments on consolidating schedules:
[1]Eliminations of intercompany receivables and payables and other intercompany transactions.
[2]Elimination of investment in subsidiaries, carried at equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4· Bank segment (HEI only)
Selected financial information
American Savings Bank, F.S.B.
Statements of Income and Comprehensive Income Data

Years ended December 31	2020	2019	2018
(in thousands)
Interest and dividend income
Interest and fees on loans	$214,134	$233,632	$220,463
Interest and dividends on investment securities	30,529	32,922	37,762
Total interest and dividend income	244,663	266,554	258,225
Interest expense
Interest on deposit liabilities	10,654	16,830	13,991
Interest on other borrowings	460	1,610	1,548
Total interest expense	11,114	18,440	15,539
Net interest income	233,549	248,114	242,686
Provision for credit losses	50,811	23,480	14,745
Net interest income after provision for credit losses	182,738	224,634	227,941
Noninterest income
Fees from other financial services	16,447	19,275	18,937
Fee income on deposit liabilities	16,059	20,877	21,311
Fee income on other financial products	6,381	6,507	7,052
Bank-owned life insurance	6,483	7,687	5,057
Mortgage banking income	23,734	4,943	1,493
Gain on sale of real estate	—	10,762	—
Gain on sale of investment securities, net	9,275	653	—
Other income, net	(256)	2,074	2,200
Total noninterest income	78,123	72,778	56,050
Noninterest expense
Compensation and employee benefits	104,443	103,009	98,387
Occupancy	21,573	21,272	17,073
Data processing	14,769	15,306	14,268
Services	11,121	10,239	10,847
Equipment	9,001	8,760	7,186
Office supplies, printing and postage	4,623	5,512	6,134
Marketing	3,435	4,490	3,567
FDIC insurance	2,342	1,204	2,713
Other expense[1]	20,283	15,586	17,238
Total noninterest expense	191,590	185,378	177,413
Income before income taxes	69,271	112,034	106,578
Income taxes	11,688	23,061	24,069
Net income	57,583	88,973	82,509
Other comprehensive income (loss), net of taxes	23,608	29,406	(7,119)
Comprehensive income	$81,191	$118,379	$75,390
1 2020 includes approximately $5.1 million of certain direct and incremental COVID-19 related costs. For 2020, these costs, which have been recorded in Other expense, include $2.5 million of compensation expense and $2.0 million of enhanced cleaning and sanitation costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reconciliation to amounts per HEI Consolidated Statements of Income*:

Years ended December 31	2020	2019	2018
(in thousands)
Interest and dividend income	$244,663	$266,554	$258,225
Noninterest income	78,123	72,778	56,050
Less: Gain on sale of real estate	—	10,762	—
Less: Gain on sale of investment securities, net	9,275	653	—
*Revenues-Bank	313,511	327,917	314,275
Total interest expense	11,114	18,440	15,539
Provision for credit losses	50,811	23,480	14,745
Noninterest expense	191,590	185,378	177,413
Less: Retirement defined benefits expense (credit)—other than service costs	1,813	(472)	1,657
Add: Gain on sale of real estate	—	10,762	—
*Expenses-Bank	251,702	217,008	206,040
*Operating income-Bank	61,809	110,909	108,235
Add back: Retirement defined benefits expense (credit)—other than service costs	1,813	(472)	1,657
Add back: Gain on sale of investment securities, net	9,275	653	—
Income before income taxes	$69,271	$112,034	$106,578

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Balance Sheets Data

December 31		2020		2019
(in thousands)
Assets
Cash and due from banks		$178,422		$129,770
Interest-bearing deposits		114,304		48,628
Cash and cash equivalents		292,726		178,398
Investment securities
Available-for-sale, at fair value		1,970,417		1,232,826
Held-to-maturity, at amortized cost (fair value of $229,963 and $143,467 at December 31, 2020 and 2019, respectively)		226,947		139,451
Stock in Federal Home Loan Bank, at cost		8,680		8,434
Loans held for investment		5,333,843		5,121,176
Allowance for credit losses		(101,201)		(53,355)
Net loans		5,232,642		5,067,821
Loans held for sale, at lower of cost or fair value		28,275		12,286
Other		554,656		511,611
Goodwill		82,190		82,190
Total assets		$8,396,533		$7,233,017
Liabilities and shareholder’s equity
Deposit liabilities–noninterest-bearing		$2,598,500		$1,909,682
Deposit liabilities–interest-bearing		4,788,457		4,362,220
Other borrowings		89,670		115,110
Other		183,731		146,954
Total liabilities		7,660,358		6,533,966
Commitments and contingencies
Common stock		1		1
Additional paid in capital		351,758		349,453
Retained earnings		369,470		358,259
Accumulated other comprehensive income (loss), net of taxes
Net unrealized gains (losses) on securities	$19,986		$2,481
Retirement benefit plans	(5,040)	14,946	(11,143)	(8,662)
Total shareholder’s equity		736,175		699,051
Total liabilities and shareholder’s equity		$8,396,533		$7,233,017

December 31	2020	2019
(in thousands)
Other assets
Bank-owned life insurance	$163,265	$157,465
Premises and equipment, net	206,134	204,449
Accrued interest receivable	24,616	19,365
Mortgage servicing rights	10,020	9,101
Low-income housing investments	83,435	66,302
Other	67,186	54,929
	$554,656	$511,611
Other liabilities
Accrued expenses	$62,694	$45,822
Federal and state income taxes payable	6,582	14,996
Cashier’s checks	38,011	23,647
Advance payments by borrowers	10,207	10,486
Other	66,237	52,003
	$183,731	$146,954
Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Investment securities. The major components of investment securities were as follows:

					Gross unrealized losses
		Gross unrealized gains	Gross unrealized losses	Estimated fair value	Less than 12 months			12 months or longer
(dollars in thousands)	Amortized cost				Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
December 31, 2020
Available-for-sale
U.S. Treasury and federal agency obligations	$60,260	$2,062	$—	$62,322	—	$—	$—	—	$—	$—
Mortgage-backed securities*	1,825,893	26,817	(3,151)	1,849,559	22	373,924	(3,151)	—	—	—
Corporate bonds	29,776	1,575	—	31,351	—	—	—	—	—	—
Mortgage revenue bonds	27,185	—	—	27,185	—	—	—	—	—	—
	$1,943,114	$30,454	$(3,151)	$1,970,417	22	$373,924	$(3,151)	—	$—	$—
Held-to-maturity
Mortgage-backed securities*	$226,947	$3,846	$(830)	$229,963	7	$114,152	$(830)	—	$—	$—
	$226,947	$3,846	$(830)	$229,963	7	$114,152	$(830)	—	$—	$—
December 31, 2019
Available-for-sale
U.S. Treasury and federal agency obligations	$117,255	$652	$(120)	$117,787	2	$4,110	$(11)	3	$27,637	$(109)
Mortgage-backed securities*	1,024,892	6,000	(4,507)	1,026,385	19	152,071	(819)	75	318,020	(3,688)
Corporate bonds	58,694	1,363	—	60,057	—	—	—	—	—	—
Mortgage revenue bonds	28,597	—	—	28,597	—	—	—	—	—	—
	$1,229,438	$8,015	$(4,627)	$1,232,826	21	$156,181	$(830)	78	$345,657	$(3,797)
Held-to-maturity
Mortgage-backed securities*	$139,451	$4,087	$(71)	$143,467	1	$12,986	$(71)	—	$—	$—
	$139,451	$4,087	$(71)	$143,467	1	$12,986	$(71)	—	$—	$—
* Issued or guaranteed by U.S. Government agencies or sponsored agencies
ASB does not believe that the investment securities that were in an unrealized loss position as of December 31, 2020, represent a credit loss. Total gross unrealized losses were primarily attributable to change in market conditions. On a quarterly basis the investment securities are evaluated for changes in financial condition of the issuer. Based upon ASB’s evaluation, all securities held within the investment portfolio continue to be investment grade by one or more agencies. The contractual cash flows of the U.S. Treasury, federal agency obligations and agency mortgage-backed securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB’s investment securities portfolio did not require an allowance for credit losses as of December 31, 2020.
U.S. Treasury, federal agency obligations, corporate bonds, and mortgage revenue bonds have contractual terms to maturity. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The contractual maturities of investment securities were as follows:

	Amortized	Fair
December 31, 2020	Cost	value
(in thousands)
Available-for-sale
Due in one year or less	$16,974	$17,098
Due after one year through five years	41,551	43,285
Due after five years through ten years	31,511	33,290
Due after ten years	27,185	27,185
	117,221	120,858
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,825,893	1,849,559
Total available-for-sale securities	$1,943,114	$1,970,417
Held-to-maturity
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$226,947	$229,963
Total held-to-maturity securities	$226,947	$229,963
The proceeds, gross gains and losses from sales of available-for-sale securities were as follows:

Years ended December 31	2020	2019	2018
(in thousands)
Proceeds	$169,157	$19,810	$—
Gross gains	9,275	653	—
Gross losses	—	—	—
Interest income from taxable and non-taxable investment securities were as follows:

Years ended December 31	2020	2019	2018
(in thousands)
Taxable	$29,760	$31,848	$37,153
Non-taxable	769	1,074	609
	$30,529	$32,922	$37,762
ASB pledged securities with a market value of approximately $445 million and $546 million as of December 31, 2020 and 2019, respectively, as collateral for public funds and other deposits, mortgage pipeline hedge margin, automated clearinghouse transactions, The Federal Reserve Bank of San Francisco Discount Window and bankruptcy account, and The Federal Home Loan Bank of Des Moines advance line. In addition, ASB pledged securities with a market value of $92 million and $130 million as of December 31, 2020 and 2019, respectively, as collateral for securities sold under agreements to repurchase.
Stock in FHLB.  As of December 31, 2020 and 2019, ASB’s stock in FHLB was carried at cost ($8.7 million and $8.4 million, respectively) because it can only be redeemed at par and it is a required investment based on measurements of ASB’s capital, assets and borrowing levels.
Quarterly and as conditions warrant, ASB reviews its investment in the stock of the FHLB for impairment. ASB evaluated its investment in FHLB stock for credit losses as of December 31, 2020, consistent with its accounting policy. ASB did not recognize any credit losses for 2020, 2019 and 2018 based on its evaluation of the underlying investment.
Future deterioration in the FHLB’s financial position and/or negative developments in any of the factors considered in ASB’s impairment evaluation may result in future impairment losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Loans. The components of loans were summarized as follows:

December 31	2020	2019
(in thousands)
Real estate:
Residential 1-4 family	$2,144,239	$2,178,135
Commercial real estate	983,865	824,830
Home equity line of credit	963,578	1,092,125
Residential land	15,617	14,704
Commercial construction	121,424	70,605
Residential construction	11,022	11,670
Total real estate	4,239,745	4,192,069
Commercial	936,748	670,674
Consumer	168,733	257,921
Total loans	5,345,226	5,120,664
Less: Deferred fees and discounts	(11,383)	512
Allowance for credit losses	(101,201)	(53,355)
Total loans, net	$5,232,642	$5,067,821
ASB’s policy is to require private mortgage insurance on all real estate loans when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For non-owner occupied residential property purchases, the loan-to-value ratio may not exceed 75% of the lower of the appraised value or purchase price at origination.
ASB services real estate loans for investors (principal balance of $1.5 billion, $1.3 billion and $1.2 billion as of December 31, 2020, 2019 and 2018, respectively), which are not included in the accompanying balance sheets data. ASB reports fees earned for servicing such loans as income when the related mortgage loan payments are collected and charges loan servicing cost to expense as incurred.
As of December 31, 2020 and 2019, ASB had pledged loans with an amortized cost of approximately $3.0 billion and $2.9 billion, respectively, as collateral to secure advances from the FHLB.
As of December 31, 2020 and 2019, the aggregate amount of loans to directors and executive officers of ASB and its affiliates and any related interests (as defined in Federal Reserve Board (FRB) Regulation O) of such individuals, was $13.2 million and $24.1 million, respectively. As of December 31, 2020 and 2019, $10.0 million and $18.0 million of the loan balances, respectively, were to related interests of individuals who are directors of ASB. All such loans were made at ASB’s normal credit terms.
Allowance for credit losses.  As discussed in Note 1, ASB must maintain an allowance for credit losses that is adequate to absorb estimated probable credit losses associated with its loan portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The allowance for credit losses (balances and changes) and financing receivables by portfolio segment were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial	Consumer	Total
December 31, 2020
Allowance for credit losses:
Beginning balance, prior to adoption of ASU No. 2016-13	$2,380	$15,053	$6,922	$449	$2,097	$3	$10,245	$16,206	$53,355
Impact of adopting ASU No. 2016-13	2,150	208	(541)	(64)	289	14	922	16,463	19,441
Charge-offs	(7)	—	(77)	(351)	—	—	(5,819)	(19,900)	(26,154)
Recoveries	394	—	63	38	—	—	872	3,381	4,748
Net (charge-offs) recoveries	387	—	(14)	(313)	—	—	(4,947)	(16,519)	(21,406)
Provision	(317)	20,346	446	537	1,763	(6)	19,242	7,800	49,811
Ending balance	$4,600	$35,607	$6,813	$609	$4,149	$11	$25,462	$23,950	$101,201
Average loans outstanding	$2,148,848	$861,096	$1,060,444	$13,799	$93,740	$10,703	$935,663	$215,994	$5,340,287
Net charge-offs (recoveries) to average loans	(0.02)%	—%	—%	2.27%	—%	—%	0.53%	7.65%	0.40%
December 31, 2019
Allowance for credit losses:
Beginning balance	$1,976	$14,505	$6,371	$479	$2,790	$4	$9,225	$16,769	$52,119
Charge-offs	(26)	—	(144)	(4)	—	—	(6,811)	(21,677)	(28,662)
Recoveries	854	—	17	229	—	—	2,351	2,967	6,418
Net (charge-offs) recoveries	828	—	(127)	225	—	—	(4,460)	(18,710)	(22,244)
Provision	(424)	548	678	(255)	(693)	(1)	5,480	18,147	23,480
Ending balance	$2,380	$15,053	$6,922	$449	$2,097	$3	$10,245	$16,206	$53,355
Average loans outstanding	$2,164,759	$781,531	$1,043,479	$14,065	$81,937	$10,513	$620,206	$270,340	$4,986,830
Net charge-offs (recoveries) to average loans	(0.04)%	—%	0.01%	(1.60%)	—%	—%	0.72%	6.92%	0.45%
Ending balance: individually evaluated for impairment	$898	$2	$322	$—	$—	$—	$1,015	$454	$2,691
Ending balance: collectively evaluated for impairment	$1,482	$15,051	$6,600	$449	$2,097	$3	$9,230	$15,752	$50,664
Financing Receivables:
Ending balance	$2,178,135	$824,830	$1,092,125	$14,704	$70,605	$11,670	$670,674	$257,921	$5,120,664
Ending balance: individually evaluated for impairment	$15,600	$1,048	$12,073	$3,091	$—	$—	$8,418	$507	$40,737
Ending balance: collectively evaluated for impairment	$2,162,535	$823,782	$1,080,052	$11,613	$70,605	$11,670	$662,256	$257,414	$5,079,927
December 31, 2018
Allowance for credit losses:
Beginning balance	$2,902	$15,796	$7,522	$896	$4,671	$12	$10,851	$10,987	$53,637
Charge-offs	(128)	—	(353)	(18)	—	—	(2,722)	(17,296)	(20,517)
Recoveries	74	—	257	179	—	—	2,136	1,608	4,254
Net (charge-offs) recoveries	(54)	—	(96)	161	—	—	(586)	(15,688)	(16,263)
Provision	(872)	(1,291)	(1,055)	(578)	(1,881)	(8)	(1,040)	21,470	14,745
Ending balance	$1,976	$14,505	$6,371	$479	$2,790	$4	$9,225	$16,769	$52,119
Average loans outstanding	$2,105,674	$745,186	$944,065	$14,935	$114,969	$14,959	$579,133	$240,414	$4,759,335
Net charge-offs (recoveries) to average loans	—%	—%	0.01%	(1.08%)	—%	—%	0.10%	6.53%	0.34%
Ending balance: individually evaluated for impairment	$876	$7	$701	$6	$—	$—	$628	$4	$2,222
Ending balance: collectively evaluated for impairment	$1,100	$14,498	$5,670	$473	$2,790	$4	$8,597	$16,765	$49,897
Financing Receivables:
Ending balance	$2,143,397	$748,398	$978,237	$13,138	$92,264	$14,307	$587,891	$266,002	$4,843,634
Ending balance: individually evaluated for impairment	$16,494	$915	$14,800	$2,059	$—	$—	$5,340	$89	$39,697
Ending balance: collectively evaluated for impairment	$2,126,903	$747,483	$963,437	$11,079	$92,264	$14,307	$582,551	$265,913	$4,803,937

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Allowance for loan commitments.  The allowance for loan commitments by portfolio segment were as follows:

(in thousands)	Home equity line of credit	Commercial construction	Commercial loans	Total
Year ended December 31, 2020
Allowance for loan commitments:
Beginning balance, prior to adoption of ASU No. 2016-13	$392	$931	$418	$1,741
Impact of adopting ASU No. 2016-13	(92)	1,745	(94)	1,559
Provision	—	324	676	1,000
Ending balance	$300	$3,000	$1,000	$4,300
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The credit risk profile by vintage date based on payment activity or internally assigned grade for loans was as follows:

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving loans	Converted to term loans	Total
December 31, 2020
Residential 1-4 family
Current	$567,282	$218,988	$111,243	$203,916	$184,888	$849,788	$—	$—	$2,136,105
30-59 days past due	—	—	—	—	—	2,629	—	—	2,629
60-89 days past due	—	476	—	—	—	2,314	—	—	2,790
Greater than 89 days past due	—	—	—	353	—	2,362	—	—	2,715
	567,282	219,464	111,243	204,269	184,888	857,093	—	—	2,144,239
Home equity line of credit
Current	—	—	—	—	—	—	927,106	33,228	960,334
30-59 days past due	—	—	—	—	—	—	552	298	850
60-89 days past due	—	—	—	—	—	—	267	75	342
Greater than 89 days past due	—	—	—	—	—	—	1,463	589	2,052
	—	—	—	—	—	—	929,388	34,190	963,578
Residential land
Current	8,357	3,427	1,598	939	22	272	—	—	14,615
30-59 days past due	—	—	—	—	—	702	—	—	702
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	300	—	—	300
	8,357	3,427	1,598	939	22	1,274	—	—	15,617
Residential construction
Current	6,919	3,093	385	625	—	—	—	—	11,022
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	6,919	3,093	385	625	—	—	—	—	11,022
Consumer
Current	28,818	67,159	37,072	7,207	293	348	18,351	3,758	163,006
30-59 days past due	406	1,085	727	155	4	—	138	90	2,605
60-89 days past due	191	549	427	165	3	—	97	59	1,491
Greater than 89 days past due	131	532	409	119	7	—	262	171	1,631
	29,546	69,325	38,635	7,646	307	348	18,848	4,078	168,733
Commercial real estate
Pass	270,603	63,301	62,168	28,432	55,089	155,654	11,000	—	646,247
Special Mention	10,261	36,405	57,952	33,763	68,287	48,094	—	—	254,762
Substandard	—	14,720	4,181	1,892	4,423	57,640	—	—	82,856
Doubtful	—	—	—	—	—	—	—	—	—
	280,864	114,426	124,301	64,087	127,799	261,388	11,000	—	983,865
Commercial construction
Pass	14,480	31,965	26,990	—	5,562	—	22,517	—	101,514
Special Mention	1,910	—	—	18,000	—	—	—	—	19,910
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	16,390	31,965	26,990	18,000	5,562	—	22,517	—	121,424
Commercial
Pass	392,088	117,791	75,533	29,211	12,520	35,770	74,520	11,004	748,437
Special Mention	37,836	23,087	1,920	6,990	30,264	13,250	31,362	11,218	155,927
Substandard	304	7,785	2,043	4,017	7,542	3,113	5,265	1,928	31,997
Doubtful	—	—	—	—	—	—	387	—	387
	430,228	148,663	79,496	40,218	50,326	52,133	111,534	24,150	936,748
Total loans	$1,339,586	$590,363	$382,648	$335,784	$368,904	$1,172,236	$1,093,287	$62,418	$5,345,226

Revolving loans converted to term loans during 2020 in the commercial, home equity line of credit and consumer portfolios were $14.4 million, $11.3 million and $2.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
December 31, 2020
Real estate:
Residential 1-4 family	$2,629	$2,790	$2,715	$8,134	$2,136,105	$2,144,239	$—
Commercial real estate	—	488	—	488	983,377	983,865	—
Home equity line of credit	850	342	2,052	3,244	960,334	963,578	—
Residential land	702	—	300	1,002	14,615	15,617	—
Commercial construction	—	—	—	—	121,424	121,424	—
Residential construction	—	—	—	—	11,022	11,022	—
Commercial	608	300	132	1,040	935,708	936,748	—
Consumer	2,605	1,491	1,631	5,727	163,006	168,733	—
Total loans	$7,394	$5,411	$6,830	$19,635	$5,325,591	$5,345,226	$—
December 31, 2019
Real estate:
Residential 1-4 family	$2,588	$290	$1,808	$4,686	$2,173,449	$2,178,135	$—
Commercial real estate	—	—	—	—	824,830	824,830	—
Home equity line of credit	813	—	2,117	2,930	1,089,195	1,092,125	—
Residential land	—	—	25	25	14,679	14,704	—
Commercial construction	—	—	—	—	70,605	70,605	—
Residential construction	—	—	—	—	11,670	11,670	—
Commercial	1,077	311	172	1,560	669,114	670,674	—
Consumer	4,386	3,257	2,907	10,550	247,371	257,921	—
Total loans	$8,864	$3,858	$7,029	$19,751	$5,100,913	$5,120,664	$—

The credit risk profile based on nonaccrual loans were as follows:

	December 31, 2020			December 31, 2019
(in thousands)	With a Related ACL	Without a Related ACL	Total	Total
Real estate:
Residential 1-4 family	$8,991	$2,835	$11,826	$11,395
Commercial real estate	15,847	2,875	18,722	195
Home equity line of credit	5,791	1,567	7,358	6,638
Residential land	108	300	408	448
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	1,819	3,328	5,147	5,947
Consumer	3,935	—	3,935	5,113
Total	$36,491	$10,905	$47,396	$29,736

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The credit risk profile based on loans whose terms have been modified and accruing interest were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Real estate:
Residential 1-4 family	$7,932	$9,869
Commercial real estate	3,281	853
Home equity line of credit	8,148	10,376
Residential land	1,555	2,644
Commercial construction	—	—
Residential construction	—	—
Commercial	6,108	2,614
Consumer	54	57
Total troubled debt restructured loans accruing interest	$27,078	$26,413
ASB did not recognize interest on nonaccrual loans for 2020 and 2019.
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
ASB may consider various types of concessions in granting a TDR including maturity date extensions, extended amortization of principal, temporary deferral of principal payments, and temporary interest rate reductions. ASB rarely grants principal forgiveness in its TDR modifications. Residential loan modifications generally involve interest rate reduction, extending the amortization period, or capitalizing certain delinquent amounts owed not to exceed the original loan balance. Land loans at origination are typically structured as a three-year term, interest-only monthly payment with a balloon payment due at maturity. Land loan TDR modifications typically involve extending the maturity date up to three years and converting the payments from interest-only to principal and interest monthly, at the same or higher interest rate. Commercial loan modifications generally involve extensions of maturity dates, extending the interest only or amortization period, and temporary deferral or reduction of principal payments. ASB generally does not reduce the interest rate on commercial loan TDR modifications. Occasionally, additional collateral and/or guaranties are obtained.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Loan modifications that occurred during 2020, 2019, and 2018 were as follows:

Years ended	December 31, 2020			December 31, 2019
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Real estate:
Residential 1-4 family	1	$144	$6	11	$1,770	$190
Commercial real estate	6	20,714	4,439	—	—	—
Home equity line of credit	3	85	11	3	442	73
Residential land	4	668	54	3	1,086	—
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	54	5,380	869	8	5,523	417
Consumer	—	—	—	—	—	—
	68	$26,991	$5,379	25	$8,821	$680

Year ended	December 31, 2018
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Real estate:
Residential 1-4 family	3	$566	$26
Commercial real estate	—	—	—
Home equity line of credit	53	6,659	578
Residential land	2	1,338	—
Commercial construction	—	—	—
Residential construction	—	—	—
Commercial	12	2,165	211
Consumer	—	—	—
	70	$10,728	$815
1     The period end balances reflect all paydowns and charge-offs since the modification period. TDRs fully paid off, charged-off, or foreclosed upon by period end are not included.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Loans modified in TDRs that experienced a payment default of 90 days or more in 2020, 2019, and 2018 and for which the payment default occurred within one year of the modification, were as follows:

Years ended December 31	2020		2019		2018
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate:
Residential 1-4 family	—	$—	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	1	81
Residential land	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	—	—	—	—	1	246
Consumer	—	—	—	—	—	—
	—	$—	—	$—	2	$327
If a loan modified in a TDR subsequently defaults, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled nil at December 31, 2020 and 2019.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Collateral-dependent loans. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral.
Loans considered collateral-dependent were as follows:

December 31, 2020	Amortized cost	Collateral type
(in thousands)
Real estate:
Residential 1-4 family	$2,541	Residential real estate property
Commercial real estate	2,875	Commercial real estate property
Home equity line of credit	1,567	Residential real estate property
Residential land	300	Residential real estate property
Total real estate	7,283
Commercial	934	Business assets
Total	$8,217
ASB had $3.8 million and $3.5 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at December 31, 2020 and 2019, respectively. The credit risk profile by internally assigned grade for loans was as follows:

December 31, 2019
(in thousands)	Commercial real estate	Commercial construction	Commercial	Total
Grade:
Pass	$756,747	$68,316	$621,657	$1,446,720
Special mention	4,451	—	29,921	34,372
Substandard	63,632	2,289	19,096	85,017
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$824,830	$70,605	$670,674	$1,566,109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total carrying amount and the total unpaid principal balance of impaired loans and ASB’s average recorded investment of, and interest income recognized from, impaired loans were as follows:

December 31	2019			2019		2018
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$6,817	$7,207	$—	$8,169	$907	$8,595	$445
Commercial real estate	195	200	—	16	—	—	—
Home equity line of credit	1,984	2,135	—	2,020	84	2,206	75
Residential land	3,091	3,294	—	2,662	129	1,532	40
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	1,948	2,285	—	4,534	276	3,275	28
Consumer	2	2	—	21	4	22	—
	14,037	15,123	—	17,422	1,400	15,630	588
With an allowance recorded
Real estate:
Residential 1-4 family	8,783	8,835	898	8,390	359	8,878	363
Commercial real estate	853	853	2	886	37	982	42
Home equity line of credit	10,089	10,099	322	11,319	567	10,617	440
Residential land	—	—	—	27	—	37	3
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	6,470	6,470	1,015	6,990	132	1,789	122
Consumer	505	505	454	360	24	57	4
	26,700	26,762	2,691	27,972	1,119	22,360	974
Total
Real estate:
Residential 1-4 family	15,600	16,042	898	16,559	1,266	17,473	808
Commercial real estate	1,048	1,053	2	902	37	982	42
Home equity line of credit	12,073	12,234	322	13,339	651	12,823	515
Residential land	3,091	3,294	—	2,689	129	1,569	43
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	8,418	8,755	1,015	11,524	408	5,064	150
Consumer	507	507	454	381	28	79	4
	$40,737	$41,885	$2,691	$45,394	$2,519	$37,990	$1,562
* Since loan was classified as impaired.
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received $567.7 million, $277.1 million and $112.2 million of proceeds from the sale of residential mortgages in 2020, 2019, and 2018, respectively, and recognized gains on such sales of $23.7 million, $4.9 million, and $1.5 million in 2020, 2019, and 2018, respectively. Repurchased mortgage loans were nil for 2020, 2019 and 2018. The repurchase reserve was $0.1 million as of December 31, 2020 and 2019.
Mortgage servicing fees, a component of other income, net, were $3.4 million, $3.0 million and $3.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount[1]	Accumulated amortization[1]	Valuation allowance	Net carrying amount
December 31, 2020	$22,950	$(12,670)	$(260)	$10,020
December 31, 2019	$21,543	$(12,442)	$—	$9,101
1 Reflects impact of loans paid in full.

Changes related to MSRs were as follows:

(in thousands)	2020	2019	2018
Mortgage servicing rights
Balance, January 1	$9,101	$8,062	$8,639
Amount capitalized	5,096	2,987	1,045
Amortization	(3,917)	(1,948)	(1,622)
Sale of mortgage servicing rights	—	—	—
Other-than-temporary impairment	—	—	—
Carrying amount before valuation allowance, December 31	10,280	9,101	8,062
Valuation allowance for mortgage servicing rights
Balance, January 1	—	—	—
Provision	260	—	—
Other-than-temporary impairment	—	—	—
Balance, December 31	260	—	—
Net carrying value of mortgage servicing rights	$10,020	$9,101	$8,062
The estimated aggregate amortization expenses of MSRs for 2021, 2022, 2023, 2024 and 2025 are $2.1 million, $1.7 million, $1.3 million, $1.0 million and $0.8 million, respectively.
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
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

December 31	2020	2019
(dollars in thousands)
Unpaid principal balance	$1,450,312	$1,276,437
Weighted average note rate	3.68%	3.96%
Weighted average discount rate	9.25%	9.25%
Weighted average prepayment speed	17.7%	11.4%
The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

December 31	2020	2019
(in thousands)
Prepayment rate:
25 basis points adverse rate change	$(738)	$(950)
50 basis points adverse rate change	(1,445)	(1,947)
Discount rate:
25 basis points adverse rate change	(68)	(102)
50 basis points adverse rate change	(135)	(202)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.
Deposit liabilities. The summarized components of deposit liabilities were as follows:

December 31	2020		2019
(dollars in thousands)	Weighted-average stated rate	Amount	Weighted-average stated rate	Amount
Savings	0.03%	$2,873,727	0.09%	$2,379,522
Checking
Interest-bearing	0.02	1,196,675	0.09	1,062,122
Noninterest-bearing	—	1,329,264	—	977,459
Commercial checking	—	1,269,236	—	932,223
Money market	0.09	169,225	0.69	150,751
Time certificates	0.99	548,830	1.42	769,825
	0.09%	$7,386,957	0.24%	$6,271,902
As of December 31, 2020 and 2019, time certificates of $250,000 or more totaled $121.3 million and $302.0 million, respectively.
The approximate scheduled maturities of time certificates outstanding at December 31, 2020 were as follows:

(in thousands)
2021	$348,420
2022	88,675
2023	50,146
2024	33,944
2025	25,225
Thereafter	2,420
$548,830
Overdrawn deposit accounts are classified as loans and totaled $1.0 million and $2.4 million at December 31, 2020 and 2019, respectively.
Interest expense on deposit liabilities by type of deposit was as follows:

Years ended December 31	2020	2019	2018
(in thousands)
Time certificates	$7,944	$12,675	$11,044
Savings	1,774	1,904	1,639
Money market	465	953	602
Interest-bearing checking	471	1,298	706
	$10,654	$16,830	$13,991

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheets	Net amount of liabilities presented in the Balance Sheets
Repurchase agreements
December 31, 2020	$90	$—	$90
December 31, 2019	115	—	115

	Gross amount not offset in the Balance Sheets
(in millions)	Net amount of liabilities presented in the Balance Sheets	Financial instruments	Cash collateral pledged
Commercial account holders
December 31, 2020	$90	$92	$—
December 31, 2019	115	130	—
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
Information concerning securities sold under agreements to repurchase, which provided for the repurchase of identical securities, was as follows:

(dollars in thousands)	2020	2019	2018
Amount outstanding as of December 31	$89,670	$115,110	$65,040
Average amount outstanding during the year	73,738	79,598	99,162
Maximum amount outstanding as of any month-end	100,580	115,110	152,255
Weighted-average interest rate as of December 31	0.02%	0.98%	0.75%
Weighted-average interest rate during the year	0.42%	0.96%	0.71%
Weighted-average remaining days to maturity as of December 31	1	1	1
Securities sold under agreements to repurchase were summarized as follows:

December 31	2020			2019
Maturity	Repurchase liability	Weighted-average interest rate	Collateralized by mortgage-backed securities and federal agency obligations at fair value plus accrued interest	Repurchase liability	Weighted-average interest rate	Collateralized by mortgage-backed securities and federal agency obligations at fair value plus accrued interest
(dollars in thousands)
Overnight	$89,670	0.02%	$92,478	$115,110	0.98%	$129,527
1 to 29 days	—	—%	—	—	—%	—
30 to 90 days	—	—%	—	—	—%	—
Over 90 days	—	—%	—	—	—%	—
	$89,670	0.02%	$92,478	$115,110	0.98%	$129,527

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Advances from Federal Home Loan Bank. FHLB advances were nil as of December 31, 2020 and 2019. ASB and the FHLB are parties to an Advances, Pledge and Security Agreement (Advances Agreement), which applies to currently outstanding and future advances, and governs the terms and conditions under which ASB borrows and the FHLB makes loans or advances from time to time. Under the Advances Agreement, ASB agrees to abide by the FHLB’s credit policies, and makes certain warranties and representations to the FHLB. Upon the occurrence of and during the continuation of an “Event of Default” (which term includes any event of nonpayment of interest or principal of any advance when due or failure to perform any promise or obligation under the Advances Agreement or other credit arrangements between the parties), the FHLB may, at its option, declare all indebtedness and accrued interest thereon, including any prepayment fees or charges, to be immediately due and payable. Advances from the FHLB are collateralized by loans and stock in the FHLB. As of December 31, 2020 and 2019, ASB’s available FHLB borrowing capacity was $2.1 billion, and $2.3 billion, respectively. In February 2020, the FHLB of Des Moines notified its members that certain assets, which included high-quality home equity lines of credit that were priced off a variable index with a fixed rate option, would no longer qualify as collateral for FHLB Advances and effective October 1, 2020, the FHLB of Des Moines no longer accepted the fixed rate portion of any home equity lines of credit as collateral. In addition, effective July 13, 2020, the FHLB of Des Moines lowered their Loan to Value (LTV), a system-wide percentage applied to eligible pledged collateral to determine borrowing capacity, to reflect ongoing risks in the market due to COVID-19. The lower LTV reduced ASB’s collateral value of the existing pledged loans and the borrowing capacity. To increase the borrowing capacity at the FHLB of Des Moines, ASB pledged commercial real estate loans and is evaluating other assets to pledge as collateral to increase its reserve borrowing capacity with the FHLB.
ASB is required to obtain and hold a specific number of shares of capital stock of the FHLB. ASB was in compliance with all Advances Agreement requirements as of December 31, 2020 and 2019.
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
The prompt corrective action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions imposed become increasingly more severe as an institution’s capital category declines from “undercapitalized” to “critically undercapitalized.” The regulators have substantial discretion in the corrective actions that might direct and could include restrictions on dividends and other distributions that ASB may make to ASB Hawaii and the requirement that ASB develop and implement a plan to restore its capital. In 1988, HEI agreed with the OTS predecessor regulatory agency at the time, to contribute additional capital to ASB up to a maximum aggregate amount of approximately $65.1 million (Capital Maintenance Agreement). As of December 31, 2020, as a result of capital contributions in prior years, HEI’s maximum obligation to contribute additional capital under the Capital Maintenance Agreement has been reduced to approximately $28.3 million.
To be categorized as “well capitalized,” ASB must maintain minimum total capital, Tier 1 capital, and Tier 1 leverage ratios as set forth in the table below. Beginning in the second quarter of 2020, ASB had adopted the community bank leverage ratio framework and was only required to comply with Tier 1 leverage ratio. As of December 31, 2020, and 2019 ASB was in compliance with the minimum capital requirements under OCC regulations, and was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the institution’s category under the capital guidelines.
The tables below set forth actual and minimum required capital amounts and ratios:

	Actual		Minimum required		Required to be well capitalized
(dollars in thousands)	Capital	Ratio	Capital	Ratio	Capital	Ratio
December 31, 2020
Tier 1 leverage	$677,786	8.38%	$323,700	4.00%	$404,625	5.00%
December 31, 2019
Tier 1 leverage	641,547	9.06%	283,122	4.00%	353,903	5.00%
Common equity tier 1	641,547	13.18%	219,071	4.50%	316,435	6.50%
Tier 1 capital	641,547	13.18%	292,094	6.00%	389,459	8.00%
Total capital	696,643	14.31%	389,459	8.00%	486,823	10.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In 2020, ASB paid cash dividends of $31.0 million to HEI, compared to cash dividends of $56.0 million in 2019. The FRB and OCC approved the dividends.
Related-party transactions. HEI charged ASB $2.3 million, $2.3 million and $2.2 million for general management and administrative services in 2020, 2019 and 2018, respectively. The amounts charged by HEI for services performed by HEI employees to its subsidiaries are allocated primarily on the basis of time expended in providing such services. All amounts charged to ASB were settled as a capital contribution by HEI to ASB.
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

December 31	2020		2019
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$120,980	$4,536	$23,171	$297
Forward commitments	100,500	(500)	29,383	(42)
ASB’s derivative financial instruments, their fair values, and balance sheet location were as follows:

Derivative Financial Instruments Not Designated
as Hedging Instruments [1]
December 31	2020		2019
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$4,536	$—	$297	$—
Forward commitments	—	500	3	45
	$4,536	$500	$300	$45
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated	Location of net gains
as Hedging Instruments	(losses) recognized in	Years ended December 31
(in thousands)	the Statements of Income	2020	2019	2018
Interest rate lock commitments	Mortgage banking income	$4,239	$206	$(40)
Forward commitments	Mortgage banking income	(458)	1	(19)
		$3,781	$207	$(59)
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
The following is a summary of outstanding off-balance sheet arrangements:

December 31	2020	2019
(in thousands)
Unfunded commitments to extend credit:
Home equity line of credit	$1,248,773	$1,290,854
Commercial and commercial real estate	574,281	484,806
Consumer	69,168	70,088
Residential 1-4 family	57,862	21,131
Commercial and financial standby letters of credit	13,718	11,912
Total	$1,963,802	$1,878,791
Federal Deposit Insurance Corporation assessment. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) raised the minimum reserve ratio for the Deposit Insurance Fund to 1.35 percent but required the Federal Deposit Insurance Corporation (FDIC) to offset the effect of the increase in the minimum reserve ratio on small institutions (generally insured depository institutions with total consolidated assets of $10 billion or less) when setting assessments. In September 2018, the reserve ratio reached 1.36 percent and the FDIC awarded the small institutions an assessment credit, which was applied to a portion of the 2019 and 2020 assessments for these banks. For the years ended December 31, 2020, 2019 and 2018 ASB’s FDIC insurance expenses were $2.3 million, $1.2 million and $2.5 million, respectively.

Note 5 · Short-term borrowings
Commercial paper and bank term loan. As of December 31, 2020 and 2019, HEI had $65 million and $97 million of commercial paper outstanding, respectively. On April 20, 2020, HEI closed on a $65 million 364-day term loan (HEI term loan) from a syndicate of two banks. The HEI term loan bears interest at a floating rate at HEI’s option of either (i) a rate equal to an alternate base rate as defined in the agreement or (ii) a rate equal to an adjusted London interbank offered rate, as defined in the agreement, plus an applicable margin, and matures on April 19, 2021. The proceeds of the HEI term loan were used to pay down the balance on the HEI Facility, which increased the available borrowing capacity on the HEI Facility by $65 million. The HEI term loan contains provisions requiring the maintenance by HEI of certain financial ratios substantially consistent with those in HEI’s existing, amended and restated revolving unsecured credit agreement. The HEI term loan may be prepaid without penalty at any time, but proceeds from any debt capital market transactions over $50 million must first be applied to pay down the HEI term loan. HEI drew $50 million of unsecured senior notes on December 29, 2020 and used the proceeds to pay down the HEI term loan on December 30, 2020. On January 29, 2021, the remaining HEI term loan balance of $15 million was repaid. The weighted-average interest rate of HEI’s outstanding commercial paper, as of December 31, 2020 and 2019 was 0.8% and 2.3%, respectively. The interest rate of HEI’s term loan, as of December 31, 2020, was 1.9%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2020 and 2019, Hawaiian Electric had nil and $39 million of commercial paper outstanding, respectively. Additionally, on May 19, 2020, Hawaiian Electric paid off and terminated the $100 million term loan credit agreement dated as of December 23, 2019. In addition, Hawaiian Electric entered into a 364-day, $50 million term loan credit agreement that matures on April 19, 2021. The term loan credit agreement includes substantially the same financial covenant and customary representations and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result in the loan outstanding becoming immediately due and payable) consistent with those in Hawaiian Electric’s existing, amended and restated revolving unsecured credit agreement. The loan may be prepaid without penalty at any time, but must be paid down if Hawaiian Electric receives proceeds from any debt capital market transactions over $75 million. Hawaiian Electric drew the full $50 million on May 19, 2020. On January 15, 2021, Hawaiian Electric paid off the $50 million term loan in conjunction with the terms of the loan credit agreement. The weighted-average interest rate of Hawaiian Electric’s outstanding commercial paper and bank term loan as of December 31, 2020 was 1.9%.
As of December 31, 2020 and 2019, HEI had three letters of credit outstanding in the aggregate amount of $6 million, on behalf of Hamakua Energy.
Credit agreements. HEI and Hawaiian Electric each entered into a separate agreement with a syndicate of eight financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Credit Facilities), effective July 3, 2017, to amend and restate their respective previously existing revolving unsecured credit agreements. The $150 million HEI Facility and $200 million Hawaiian Electric Facility both will terminate on June 30, 2022. None of the facilities are collateralized. As of December 31, 2020 and 2019, no amounts were outstanding under the Credit Facilities.
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
On April 20, 2020, Hawaiian Electric closed on a $75 million 364-day revolving credit agreement (364-day Revolver) with a syndicate of four banks. Under the 364-day Revolver, draws bear interest at a floating rate at Hawaiian Electric’s option of either (i) a rate equal to an alternate base rate as defined in the agreement or (ii) a rate equal to an adjusted London interbank offered rate, as defined in the agreement, plus an applicable margin, requires annual fees for undrawn amounts, and terminates on April 19, 2021. The 364-day Revolver includes substantially the same financial covenant and customary representations and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result in the loan outstanding becoming immediately due and payable) consistent with those in Hawaiian Electric’s existing, amended and restated revolving unsecured credit agreement. As of December 31, 2020, Hawaiian Electric had no amounts outstanding on this revolving credit agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6 · Long-term debt

December 31	2020	2019
(dollars in thousands)
Long-term debt of Utilities, net of unamortized debt issuance costs [1]	$1,561,302	$1,497,667
HEI 5.67% senior notes, due 2021	50,000	50,000
HEI 2.99% term loan, due 2022	150,000	150,000
HEI 3.99% senior notes, due 2023	50,000	50,000
HEI 4.58% senior notes, due 2025	50,000	50,000
HEI 4.72% senior notes, due 2028	100,000	100,000
HEI 2.98% senior notes, due 2030	50,000	—
Hamakua Energy 4.02% notes, due 2030, secured by real and personal property of Hamakua Energy, LLC	56,030	59,699
Mauo LIBOR + 1.375% loan, due 2023[2]	41,046	9,349
Ka`ie`ie Waho Company, LLC 2.79% non-recourse loan, due 2031	13,000	—
Less unamortized debt issuance costs	(2,249)	(2,350)
	$2,119,129	$1,964,365
1     See components of “Total long-term debt” and unamortized debt issuance costs in Hawaiian Electric and subsidiaries’ Consolidated Statements of Capitalization.
2 In December 2020, the loan was amended to extend the final maturity date to March 31, 2023; however, the loan continues to incorporate a paydown of the loan balance to no greater than $7 million or state renewable tax credits not received by January 5, 2022.
As of December 31, 2020, the aggregate principal payments required on the Company’s long-term debt for 2021 through 2025 are $55 million in 2021, $241 million in 2022, $162 million in 2023, $6 million in 2024 and $103 million in 2025. As of December 31, 2020, the aggregate payments of principal required on the Utilities’ long-term debt for 2021 through 2025 are nil in 2021, $52 million in 2022, $100 million in 2023, nil in 2024 and $47 million in 2025.
The HEI term loans and senior notes contain customary representation and warranties, affirmative and negative covenants and events of default (the occurrence of which may result in some or all of the notes then outstanding becoming immediately due and payable). The HEI term loans and senior notes also contain provisions requiring the maintenance by HEI of certain financial ratios generally consistent with those in HEI’s existing, amended revolving unsecured credit agreement. Upon a change of control or certain dispositions of assets (as defined in the note purchase agreements of the senior notes), HEI is required to offer to prepay the senior notes.
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
Changes in long-term debt.
HEI. On September 11, 2020, HEI executed a $50 million private placement note purchase agreement (HEI Series 2020A) under which HEI has authorized the issue and sale of $50 million of unsecured senior notes.
On November 17, 2020, HEI executed a $75 million private placement note purchase agreement (HEI Series 2020B and HEI Series 2020C) under which HEI has authorized the issue and sale of $75 million of unsecured senior notes to be drawn in two tranches.
As defined in the note purchase agreements, at its option, HEI can draw the notes on a delayed basis. The following table displays the actual draw date or the required by draw date of the HEI notes.

	HEI Series 2020A	HEI Series 2020B (1)	HEI Series 2020B (2)	HEI Series 2020C
Aggregate principal amount	$50 million	$46 million	$5 million	$24 million
Fixed coupon interest rate	2.98%	3.15%	3.15%	2.82%
Maturity date	12/15/2030	1/28/2031	1/28/2031	4/17/2028
Draw date	12/29/2020	1/28/2021	4/16/2021	4/16/2021
Proceeds from the HEI Series 2020A were used to pay down $50 million on the HEI term loan. Proceeds from the HEI Series 2020B (1) tranche were used to repay the remaining $15 million balance on the HEI term loan, together with interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

accrued to the date of prepayment, with the balance used to repay a portion of HEI’s commercial paper outstanding. Proceeds from the HEI Series 2020B (2) and 2020C tranches will be used for general corporate purposes, including the paydown of commercial paper balances. Interest is paid semiannually on June 15th and December 15th. The HEI note purchase agreements contain certain restrictive financial covenants that are substantially the same as the financial covenants contained in HEI’s senior credit facility, as amended. The HEI notes may be prepaid in whole or in part at any time at the prepayment price of the principal amount, together with interest accrued to the date of prepayment plus a “Make-Whole Amount,” as defined in the agreements.
Ka‘ie‘ie Waho Company, LLC. On September 28, 2020, Ka‘ie‘ie Waho Company, LLC, a wholly owned indirect subsidiary of HEI, entered into a $13 million non-recourse term loan agreement with Bank of Hawaii. The proceeds of the loan were used to acquire a 6-MW solar photovoltaic facility on Kauai, which serves as collateral for the loan. The loan bears interest at a rate equal to LIBOR, as defined in the agreement, plus 2.00%, swapped to a fixed rate of 2.79% with an interest rate swap, matures September 28, 2031, and requires the maintenance of a minimum debt service coverage ratio equal to at least 1.10 to 1.0. The loan requires quarterly principal and monthly interest payments, which total approximately $0.4 million per quarter.
Hawaiian Electric.  On May 14, 2020, the Utilities issued, through a private placement pursuant to separate note purchase agreements (NPAs), the following unsecured senior notes bearing taxable interest (May Notes):

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On October 29, 2020, the Utilities executed, through a private placement pursuant to separate NPAs, unsecured senior notes bearing taxable interest (October Notes) as shown in the table below. The October Notes had a delayed draw feature and the Utilities drew down all the proceeds on January 14, 2021.

	Series 2020B	Series 2020C	Series 2020D	Series 2020E
Aggregate principal amount	$15 million	$40 million	$30 million	$30 million
Fixed coupon interest rate
Hawaiian Electric			3.28%	3.51%
Hawaii Electric Light	3.28%	3.51%
Maui Electric		3.51%
Maturity date
Hawaiian Electric			12/30/2040	12/30/2050
Hawaii Electric Light	12/30/2040	12/30/2050
Maui Electric		12/30/2050
Principal amount by company:
Hawaiian Electric	—	—	$30 million	$30 million
Hawaii Electric Light	$15 million	$15 million	—	—
Maui Electric	—	$25 million	—	—
The October Notes include substantially the same financial covenants and customary conditions as Hawaiian Electric’s credit agreement. Hawaiian Electric is also a party as guarantor under the NPAs entered into by Hawaii Electric Light and Maui Electric. The Utilities did not obtain any of the proceeds at execution and instead drew down all the proceeds on January 14, 2021. The proceeds were used to finance their capital expenditures and/or to reimburse funds used for the payment of capital expenditures. The October Notes may be prepaid in whole or in part at any time at the prepayment price of the principal amount plus a “Make-Whole Amount.”

Note 7 · Shareholders’ equity
Reserved shares.  As of December 31, 2020, HEI had reserved a total of 17.4 million shares of common stock for future issuance under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP), the HEI 2011 Nonemployee Director Stock Plan, the ASB 401(k) Plan and the 2010 Executive Incentive Plan.
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of AOCI were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2017	$(14,951)	$—	$(26,990)	$(41,941)	$(1,219)
Current period other comprehensive income (loss) and reclassifications, net of taxes	(9,472)	(436)	1,239	(8,669)	1,318
Balance, December 31, 2018	(24,423)	(436)	(25,751)	(50,610)	99
Current period other comprehensive income (loss) and reclassifications, net of taxes	26,904	(1,177)	4,844	30,571	(1,378)
Balance, December 31, 2019	2,481	(1,613)	(20,907)	(20,039)	(1,279)
Current period other comprehensive income (loss) and reclassifications, net of taxes	17,505	(1,750)	3,020	18,775	(1,640)
Balance, December 31, 2020	$19,986	$(3,363)	$(17,887)	$(1,264)	$(2,919)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI			Affected line item in the Statement of Income/Balance Sheet
Years ended December 31	2020	2019	2018
(in thousands)
HEI consolidated
Net realized gains on securities included in net income	$(1,638)	$(478)	$—	Gain on sale of investment securities, net
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	23,689	10,107	21,015	See Note 10 for additional details
Impact of D&Os of the PUC included in regulatory assets	39,860	(16,177)	8,325	See Note 10 for additional details
Total reclassifications	$61,911	$(6,548)	$29,340
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$21,550	$9,550	$19,012	See Note 10 for additional details
Impact of D&Os of the PUC included in regulatory assets	39,860	(16,177)	8,325	See Note 10 for additional details
Total reclassifications	$61,410	$(6,627)	$27,337

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
Additionally, the Utilities contract with independent power producers to supply energy under long-term power purchase agreements. Certain PPAs are treated as operating leases under the new standard because the Company elected the practical expedient package under which prior conclusions about lease identification were not reassessed. The fixed capacity payments under the PPAs are included in the lease liability, while the variable lease payments (e.g., payments based on kWh) are excluded from the lease liability. Several as-available PPAs have variable-only payment terms based on production. For PPAs with no minimum lease payments, the Utilities do not recognize any lease liabilities or ROU assets, and the related costs are reported as variable lease costs. In the fourth quarter of 2020, PGV returned to service at a level providing limited output without firm capacity. Until PGV is fully operational, Hawaii Electric Light is not required to make any fixed capacity payments and is only obligated to make variable lease payments. Therefore, as of December 31, 2020, Hawaii Electric Light did not recognize any lease liability or ROU asset for the PGV PPA.
In August 2019, Hawaiian Electric entered into a lease agreement for a total office space of approximately 195,000 square feet in downtown Honolulu to lower costs and bring together office workers currently in separate leased buildings. The lease consists of two different phases with commencement dates of January 2020 and January 2021, respectively, and is an operating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

lease for a term of 12 years with various options to extend up to 10 years. Annual base rent expense for each phase is approximately $1.9 million and $1.7 million, respectively, and the operating lease liability recorded upon commencement of each phase was $21 million and $19 million, respectively. In addition to the annual base rent payments that are included in the lease liability, there are additional payments for operating expenses, which are recognized as variable lease cost when incurred. These payments are related to operating expenses, such as common area maintenance, various taxes and insurance. Under the terms of the lease, Hawaiian Electric is entitled to receive up to $5.0 million and $4.6 million in reimbursements for various office improvements for each phase, respectively. The amounts are to be included as a reduction to the initial measurement of the ROU asset on each respective commencement date, and will be subsequently adjusted if the actual reimbursements are different from the initial amounts previously recognized. As of December 31, 2020 and 2019, total amount of office improvements to be reimbursed by the lessor for each phase was $2.6 million and nil, respectively.
In December 31, 2020, Hawaiian Electric entered into an agreement with an unrelated party to sublease out approximately 64,000 square feet of the downtown Honolulu office space commencing in January 2021. The sublease is an operating lease for six and a half years with an option to extend the term for an additional two years. Estimated base rent revenue is approximately $8.3 million for the entire lease term. In addition to the base rent, Hawaiian Electric will also collect from the sublessee its proportionate share of all operating expenses, utilities, and taxes, which will be recognized as an additional rent revenue.
    The Utilities’ lease payments for each operating lease agreement were discounted using its estimated unsecured borrowing rates for the appropriate term, reduced for the estimated impact of collateral, which is a reduction of approximately 25 basis points. ASB’s lease payments for each operating lease agreement were discounted using Federal Home Loan Bank of Des Moines (FHLB) fixed rate advance rates, which are collateralized, for the appropriate term. The FHLB is ASB’s primary wholesale funding source and can provide collateralized borrowing rates for various terms starting at overnight borrowings to 30-year borrowing terms.
Amounts related to the Company’s total lease cost and cash flows arising from lease transactions are as follows:

	HEI consolidated			Hawaiian Electric consolidated
Year ended December 31, 2020	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
(dollars in thousands)
Operating lease cost	$11,201	$63,319	$74,520	$6,022	$63,319	$69,341
Variable lease cost	12,765	217,173	229,938	9,842	217,173	227,015
Total lease cost	$23,966	$280,492	$304,458	$15,864	$280,492	$296,356
Other information
Cash paid for amounts included in the measurement of lease liabilities—Operating cash flows from operating leases	$10,783	$60,801	$71,584	$6,223	$60,801	$67,024
Weighted-average remaining lease term—operating leases (in years)	8.9	1.8	4.4	10.1	1.8	3.8
Weighted-average discount rate—operating leases	2.87%	4.08%	3.61%	3.20%	4.08%	3.84%

	HEI consolidated			Hawaiian Electric consolidated
Year ended December 31, 2019	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
(dollars in thousands)
Operating lease cost	$10,265	$63,319	$73,584	$4,955	$63,319	$68,274
Variable lease cost	13,034	192,138	205,172	10,272	192,138	202,410
Total lease cost	$23,299	$255,457	$278,756	$15,227	$255,457	$270,684
Other information
Cash paid for amounts included in the measurement of lease liabilities—Operating cash flows from operating leases	$10,447	$62,594	$73,041	$5,768	$62,594	$68,362
Weighted-average remaining lease term—operating leases (in years)	6.5	2.8	3.5	4.5	2.8	2.9
Weighted-average discount rate—operating leases	3.50%	4.08%	3.96%	4.11%	4.08%	4.08%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the maturity of our operating lease liabilities as of December 31, 2020:

	HEI consolidated			Hawaiian Electric consolidated
(in millions)	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
2021	$11	$63	$74	$6	$63	$69
2022	9	42	51	4	42	46
2023	8	—	8	4	—	4
2024	7	—	7	3	—	3
2025	5	—	5	3	—	3
Thereafter	27	—	27	19	—	19
Total lease payments	67	105	172	39	105	144
Less: Imputed interest	(8)	(4)	(12)	(6)	(4)	(10)
Total present value of lease payments[1]	$59	$101	$160	$33	$101	$134
1The fixed capacity payment related to the existing PPA with PGV, which will expire on December 31, 2027, is not included as a lease liability as of December 31, 2020. While the facility returned to service in the fourth quarter of 2020, it has been operating at a level providing only limited output, which does not provide firm capacity and does not obligate the Utility to make firm capacity payments. The contractual annual capacity payment is approximately $7 million. The lease liability will be remeasured when PGV returns to operating with firm capacity, at which time contractual firm capacity payments are reestablished.

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
The Utilities’ revenues include amounts for recovery of various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the year the related revenues are recognized. For 2020, 2019 and 2018, the Utilities’ revenues include recovery of revenue taxes of approximately $202 million, $226 million and $226 million, respectively, which amounts are in “Taxes, other than income taxes” expense. However, the Utilities pay revenue taxes to the taxing authorities based on (1) the prior year’s billed revenues (in the case of public service company taxes and PUC fees) in the current year or (2) the current year’s cash collections from electric sales (in the case of franchise taxes) after year end. As of December 31, 2020 and 2019, the Utilities had recorded $111 million and $132 million, respectively, in “Taxes accrued, including revenue taxes” on the Utilities’ consolidated balance sheet for amounts previously collected from customers or accrued for public service company taxes and PUC fees, net of amounts paid to the taxing authorities. Such amounts will be used to pay public service company taxes and PUC fees owed for the following year.
Bank.
Bank fees. Bank fees are primarily transaction-based and are recognized when the transaction has occurred and the performance obligation satisfied. From time to time, customers will request a fee waiver and ASB may grant reversals of fees. Revenues are not recorded for the estimated amount of fee reversals for each period.
Fees from other financial services - These fees primarily include debit card interchange income and fees, automated teller machine fees, credit card interchange income and fees, check ordering fees, wire fees, safe deposit rental fees, corporate/business fees, merchant income, online banking fees and international banking fees. Amounts paid to third parties for payment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

network expenses are included in this financial statement caption in ASB’s Statements of Income and Comprehensive Income Data (in Revenues—Bank financial statement caption of HEI’s Consolidated Statements of Income).
Fee income on deposit liabilities - These fees primarily include “not sufficient funds” fees, monthly deposit account service charge fees, commercial account analysis fees and other deposit fees.
Fee income on other financial products - These fees primarily include commission income from the sales of annuity, mutual fund, and life insurance products. ASB also offers a fee-based, managed account product in which income is based on a percentage of assets under management.
Other Segment.
Other sales. Other sales primarily consist of revenues from the generation and sale of renewable energy at fixed contractual prices per kWh to customers under power purchase agreements by Pacific Current subsidiaries. The performance obligation is satisfied over time as renewable energy is generated and control is transferred to the customer that simultaneously receives and consumes the benefits provided. Payments from customers are generally due within 30 days from the end of the billing period. The bill to customers reflect the amount that corresponds directly with the value of performance to date. Pacific Current has elected to use the right to invoice practical expedient, which entitles it to recognize revenue in the amount they have the right to invoice.
Revenues from other sources. Revenues from other sources not subject to Topic 606 are accounted for as follows:
Electric Utilities.
Regulatory revenues. Regulatory revenues primarily consist of revenues from the decoupling mechanism, cost recovery surcharges and the 2017 Tax Cuts and Jobs Acts (the Tax Act) adjustments.
Decoupling mechanism - Under the current decoupling mechanism, the Utilities are allowed to recover or obligated to refund the difference between actual revenue and the target revenue as determined by the PUC, collect revenue adjustment mechanism and major project interim recovery revenues, and recover or refund performance incentive mechanism penalties or rewards. These adjustments will be reflected in tariffs in future periods. Under the decoupling tariff approved in 2011, the prior year accrued RBA revenues and the annual RAM amount are billed from June 1 of each year through May 31 of the following year, which is within 24 months following the end of the year in which they are recorded as required by the accounting standard for alternative revenue programs (see “Regulatory proceedings” in Note 3).
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
Bank.
Interest and dividend income. Interest and fees on loans are recognized in accordance with ASC Topic 310, Receivables, including the related allowance for credit losses. Interest and dividends on investment securities are recognized in accordance with ASC Topic 320, Investments-Debt and Equity Securities. See Notes 1 and 4 of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Revenue disaggregation. The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Year ended December 31, 2020				Year ended December 31, 2019
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$766,609	$—	$—	$766,609	$807,652	$—	$—	$807,652
Electric energy sales - commercial	703,516	—	—	703,516	846,110	—	—	846,110
Electric energy sales - large light and power	751,464	—	—	751,464	905,308	—	—	905,308
Electric energy sales - other	8,054	—	—	8,054	16,296	—	—	16,296
Bank fees	—	38,887	—	38,887	—	46,659	—	46,659
Other sales	—	—	921	921	—	—	—	—
Total revenues from contracts with customers	2,229,643	38,887	921	2,269,451	2,575,366	46,659	—	2,622,025
Revenues from other sources
Regulatory revenue	11,869	—	—	11,869	(54,101)	—	—	(54,101)
Bank interest and dividend income	—	244,663	—	244,663	—	266,554	—	266,554
Other bank noninterest income	—	29,961	—	29,961	—	14,704	—	14,704
Other	23,808	—	23	23,831	24,677	—	89	24,766
Total revenues from other sources	35,677	274,624	23	310,324	(29,424)	281,258	89	251,923
Total revenues	$2,265,320	$313,511	$944	$2,579,775	$2,545,942	$327,917	$89	$2,873,948
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$38,887	$—	$38,887	$—	$46,659	$—	$46,659
Services/goods transferred over time	2,229,643	—	921	2,230,564	2,575,366	—	—	2,575,366
Total revenues from contracts with customers	$2,229,643	$38,887	$921	$2,269,451	$2,575,366	$46,659	$—	$2,622,025
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at December 31, 2020 and 2019. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s consolidated balance sheets.
As of December 31, 2020, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.

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
The Company’s and Utilities’ cost for OPEB has been adjusted to reflect the plan amendments, which reduced benefits and created prior service credits to be amortized over average future service of affected participants. The amortization of the prior service credit will reduce benefit costs until the various credit bases are fully recognized. Each participating employer reserves the right to terminate its participation in the Hawaiian Electric Benefits Plan at any time.
Balance sheet recognition of the funded status of retirement plans.  Employers must recognize on their balance sheets the funded status of defined benefit pension and other postretirement benefit plans with an offset to AOCI in shareholders’ equity (using the projected benefit obligation (PBO) and accumulated postretirement benefit obligation (APBO), to calculate the funded status).
The PUC allowed the Utilities to adopt pension and OPEB tracking mechanisms in previous rate cases. The amount of the net periodic pension cost (NPPC) and net periodic benefits costs (NPBC) to be recovered in rates is established by the PUC in each rate case. Under the Utilities’ tracking mechanisms, any actual costs determined in accordance with GAAP that are over/under amounts allowed in rates are charged/credited to a regulatory asset/liability. The regulatory asset/liability for each utility will then be amortized over 5 years beginning with the respective utility’s next rate case. Accordingly, all retirement benefit expenses (except for executive life and nonqualified pension plan expenses, which amounted to $1.1 million in 2020 and 2019) determined in accordance with GAAP will be recovered.
Under the tracking mechanisms, amounts that would otherwise be recorded in AOCI (excluding amounts for executive life and nonqualified pension plans), net of taxes, as well as other pension and OPEB charges, are allowed to be reclassified as a regulatory asset, as those costs will be recovered in rates through the NPPC and NPBC in the future. The Utilities have

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

reclassified to a regulatory asset/(liability) charges for retirement benefits that would otherwise be recorded in AOCI (amounting to the elimination of a potential adjustment to AOCI of $53.7 million pretax and $(21.8) million pretax for 2020 and 2019, respectively).
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
Defined benefit pension and other postretirement benefit plans information.  The changes in the obligations and assets of the Company’s and Utilities’ retirement benefit plans and the changes in AOCI (gross) for 2020 and 2019 and the funded status of these plans and amounts related to these plans reflected in the Company’s and Utilities’ consolidated balance sheets as of December 31, 2020 and 2019 were as follows:

	2020		2019
(in thousands)	Pension benefits	Other benefits	Pension benefits	Other benefits
HEI consolidated
Benefit obligation, January 1	$2,278,283	$215,639	$1,991,384	$188,666
Service cost	73,387	2,537	62,135	2,209
Interest cost	81,335	7,407	84,267	8,004
Actuarial losses	275,973	9,785	224,421	25,998
Participants contributions	—	2,768	—	2,351
Benefits paid and expenses	(84,448)	(11,715)	(83,924)	(11,589)
Benefit obligation, December 31	2,624,530	226,421	2,278,283	215,639
Fair value of plan assets, January 1	1,799,200	200,831	1,479,067	173,693
Actual return on plan assets	302,566	27,678	354,072	35,525
Employer contributions	70,844	—	48,629	—
Participants contributions	—	2,768	—	2,351
Benefits paid and expenses	(83,119)	(11,404)	(82,568)	(10,738)
Fair value of plan assets, December 31	2,089,491	219,873	1,799,200	200,831
Accrued benefit asset (liability), December 31	$(535,039)	$(6,548)	$(479,083)	$(14,808)
Other assets	$25,851	$—	$19,396	$—
Defined benefit pension and other postretirement benefit plans liability	(560,890)	(6,548)	(498,479)	(14,808)
Accrued benefit asset (liability), December 31	$(535,039)	$(6,548)	$(479,083)	$(14,808)
AOCI debit, January 1 (excluding impact of PUC D&Os)	$503,821	$6,610	$536,920	$1,962
Recognized during year – prior service credit (cost)	(8)	1,761	42	1,806
Recognized during year – net actuarial (losses) gains	(33,456)	(208)	(15,479)	13
Occurring during year – net actuarial losses (gains)	87,207	(5,768)	(17,662)	2,829
AOCI debit before cumulative impact of PUC D&Os, December 31	557,564	2,395	503,821	6,610
Cumulative impact of PUC D&Os	(534,594)	(1,177)	(474,628)	(7,458)
AOCI debit/(credit), December 31	$22,970	$1,218	$29,193	$(848)
Net actuarial loss	$557,564	$5,731	$503,813	$11,707
Prior service cost (gain)	—	(3,336)	8	(5,097)
AOCI debit before cumulative impact of PUC D&Os, December 31	557,564	2,395	503,821	6,610
Cumulative impact of PUC D&Os	(534,594)	(1,177)	(474,628)	(7,458)
AOCI debit/(credit), December 31	22,970	1,218	29,193	(848)
Income taxes (benefits)	(5,988)	(313)	(7,677)	219
AOCI debit/(credit), net of taxes (benefits), December 31	$16,982	$905	$21,516	$(629)
As of December 31, 2020 and 2019, the other postretirement benefit plans shown in the table above had APBOs in excess of plan assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2020		2019
(in thousands)	Pension benefits	Other benefits	Pension benefits	Other benefits
Hawaiian Electric consolidated
Benefit obligation, January 1	$2,110,904	$207,073	$1,837,653	$181,162
Service cost	71,604	2,515	60,461	2,191
Interest cost	75,484	7,103	77,851	7,673
Actuarial losses	260,102	9,151	212,310	25,123
Participants contributions	—	2,717	—	2,311
Benefits paid and expenses	(77,336)	(11,485)	(77,060)	(11,382)
Transfers	—	—	(311)	(5)
Benefit obligation, December 31	2,440,758	217,074	2,110,904	207,073
Fair value of plan assets, January 1	1,640,417	197,564	1,343,113	170,862
Actual return on plan assets	276,453	27,207	326,204	34,928
Employer contributions	69,720	—	47,808	—
Participants contributions	—	2,717	—	2,311
Benefits paid and expenses	(76,860)	(11,173)	(76,581)	(10,532)
Other	—	—	(127)	(5)
Fair value of plan assets, December 31	1,909,730	216,315	1,640,417	197,564
Accrued benefit liability, December 31	$(531,028)	$(759)	$(470,487)	$(9,509)
Other liabilities (short-term)	(535)	(720)	(518)	(715)
Defined benefit pension and other postretirement benefit plans liability	(530,493)	(39)	(469,969)	(8,794)
Accrued benefit liability, December 31	$(531,028)	$(759)	$(470,487)	$(9,509)
AOCI debit, January 1 (excluding impact of PUC D&Os)	$478,078	$5,730	$502,189	$1,551
Recognized during year – prior service credit (cost)	(9)	1,758	(7)	1,803
Recognized during year – net actuarial losses	(30,566)	(207)	(14,658)	—
Occurring during year – net actuarial losses (gains)	91,018	(6,100)	(9,446)	2,376
AOCI debit before cumulative impact of PUC D&Os, December 31	538,521	1,181	478,078	5,730
Cumulative impact of PUC D&Os	(534,594)	(1,177)	(474,628)	(7,458)
AOCI debit/(credit), December 31	$3,927	$4	$3,450	$(1,728)
Net actuarial loss	$538,521	$4,508	$478,069	$10,815
Prior service cost (gain)	—	(3,327)	9	(5,085)
AOCI debit before cumulative impact of PUC D&Os, December 31	538,521	1,181	478,078	5,730
Cumulative impact of PUC D&Os	(534,594)	(1,177)	(474,628)	(7,458)
AOCI debit/(credit), December 31	3,927	4	3,450	(1,728)
Income taxes (benefits)	(1,011)	(1)	(888)	445
AOCI debit/(credit), net of taxes (benefits), December 31	$2,916	$3	$2,562	$(1,283)

As of December 31, 2020 and 2019, the other postretirement benefit plan shown in the table above had APBOs in excess of plan assets.
Pension benefits. In 2020, investment returns were higher than assumed rates and together with updates to mortality assumptions projected generationally, improved the funded position. Actuarial losses due to demographic experience, including assumption changes, the most significant of which was the decrease in the discount rate used to measure PBO compared to the prior year, partially offset the improvement in funded position.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other benefits. In 2020, investment returns were higher than assumed rates and together with updates to the per capita claims cost to reflect 2021 premiums, improved funded position and offset the actuarial losses due to demographic experience, including assumption changes, the most significant of which was the decrease in the discount rate used to measure APBO.
In 2019, investment returns were higher than assumed rates, which improved funded position and predominately offset the actuarial losses due to demographic experience, including assumption changes, the most significant of which was the decrease in the discount rate used to measure APBO. Updates to the per capita claims costs also contributed to a deterioration in the funded position.
The dates used to determine retirement benefit measurements for the defined benefit plans and OPEB were December 31 of 2020, 2019 and 2018.
For purposes of calculating NPPC and NPBC for all plan assets, the Company and the Utilities have determined the market-related value of retirement benefit plan assets, primarily equity securities and fixed income securities, by calculating the difference between the expected return and the actual return on the fair value of the plan assets, then amortizing the difference over future years – 0% in the first year and 25% in each of years two through five – and finally adding or subtracting the unamortized differences for the past four years from fair value. The method includes a 15% range restriction around the fair value of such assets (i.e., 85% to 115% of fair value). Effective January 1, 2021, the Company adopted a change in accounting principle for the plans’ fixed income securities from a calculated market-related value method to the fair value method in the calculation of the expected return on plan assets component of NPPC and NPBC. The remaining plan assets will continue to use the calculated market-related value methodology. The Company considers the fair value approach to be preferable for its fixed-income portfolio because it results in a current reflection of changes in the value of plan assets in a way similar to the obligations it is intended to hedge. The Company evaluated the effect of this change in accounting principle and deemed it to be immaterial to the historical and current financial statements of the Company and Hawaiian Electric and, therefore, does not plan to account for the change retrospectively and will instead record the cumulative effects from the change in accounting principle in earnings for non-Utility businesses in its 2021 financial statements. Amounts related to the Utilities will be reflected as adjustments to regulatory assets as appropriate, consistent with the expected regulatory treatment.
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
The asset allocation of defined benefit retirement plans to equity and fixed income securities (excluding cash) and related investment policy targets and ranges were as follows:

	Pension benefits[1]				Other benefits[2]
			Investment policy				Investment policy
December 31	2020	2019	Target	Range	2020	2019	Target	Range
Assets held by category
Equity securities	72%	71%	70%	65-75	73%	71%	70%	65-75
Fixed income securities	28	29	30	25-35	27	29	30	25-35
	100%	100%	100%		100%	100%	100%
1     Asset allocation (excluding cash) is applicable to only HEI and the Utilities. As of December 31, 2020 and 2019, nearly all of ASB’s pension assets were invested in fixed income securities.
2    Asset allocation (excluding cash) is applicable to only HEI and the Utilities. ASB does not fund its other benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets held in various trusts for the retirement benefit plans are measured at fair value on a recurring basis and were as follows:

	Pension benefits				Other benefits
		Fair value measurements using				Fair value measurements using
(in millions)	December 31	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	December 31	Level 1	Level 2	Level 3
2020
Equity securities	$540	$540	$—	$—	$68	$68	$—	$—
Equity index and exchange-traded funds	734	734	—	—	77	77	—	—
Equity investments at net asset value (NAV)	102	—	—	—	13	—	—	—
Total equity investments	1,376	1,274	—	—	158	145	—	—
Fixed income securities and public mutual funds	363	105	258	—	53	51	2	—
Fixed income investments at NAV	278	—	—	—	5	—	—	—
Total fixed income investments	641	105	258	—	58	51	2	—
Cash equivalents, fund and at NAV	68	25	—	—	4	3	—	—
Total	2,085	$1,404	$258	$—	220	$199	$2	$—
Cash, receivables and payables, net	4				—
Fair value of plan assets	$2,089				$220
2019
Equity securities	$470	$470	$—	$—	$61	$61	$—	$—
Equity index and exchange-traded funds	610	610	—	—	69	69	—	—
Equity investments at NAV	78	—	—	—	11	—	—	—
Total equity investments	1,158	1,080	—	—	141	130	—	—
Fixed income securities and public mutual funds	353	123	230	—	52	49	2	—
Fixed income investments at NAV	245	—	—	—	4	—	—	—
Total fixed income investments	598	123	230	—	56	49	2	—
Cash equivalents at NAV	39	—	—	—	4	—	—	—
Total	1,795	$1,203	$230	$—	201	$179	$2	$—
Cash, receivables and payables, net	4				—
Fair value of plan assets	$1,799				$201

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Pension benefits			Other benefits
Measured at net asset value	December 31	Redemption frequency	Redemption notice period	December 31	Redemption frequency	Redemption notice period
(in millions)
2020
Non U.S. equity funds (a)	$102	Daily-Monthly	5-30 days	$13	Daily-Monthly	5-30 days
Fixed income investments (b)	278	Monthly	15 days	5	Monthly	15 days
Cash equivalents (c)	43	Daily	0-1 day	1	Daily	0-1 day
	$423			$19
2019
Non U.S. equity funds (a)	$78	Daily-Monthly	5-30 days	$11	Daily-Monthly	5-30 days
Fixed income investments (b)	245	Monthly	15 days	4	Monthly	15 days
Cash equivalents (c)	39	Daily	0-1 day	4	Daily	0-1 day
	$362			$19
None of the investments presented in the tables above have unfunded commitments.
(a)     Represents investments in funds that primarily invest in non-U.S., emerging markets equities. Redemption frequency for pension benefits assets as of December 31, 2020 were: daily, 62% and monthly, 38%, and as of December 31, 2019 were daily, 60% and monthly, 40%. Redemption frequency for other benefits assets as of December 31, 2020 were: daily, 58% and monthly, 42% and as of December 31, 2019 were: daily, 59% and monthly, 41%.
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
The Company used the following valuation methodologies for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2020 and 2019.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following weighted-average assumptions were used in the accounting for the plans:

	Pension benefits			Other benefits
December 31	2020	2019	2018	2020	2019	2018
Benefit obligation
Discount rate[1]	2.92%	3.61%	4.31%	2.83%	3.52%	4.34%
Rate of compensation increase	3.5	3.5	3.5	NA	NA	NA
Net periodic pension/benefit cost (years ended)
Discount rate[2]	3.61	4.31	3.74	3.52	4.34	3.72
Expected return on plan assets[3]	7.25	7.25	7.50	7.25	7.25	7.50
Rate of compensation increase[4]	3.5	3.5	3.5	NA	NA	NA
NA  Not applicable
1 HEI and the Utilities pension benefits discount rate only at December 31, 2020 and 2019. ASB’s pension benefits discount rate at December 31, 2020 and 2019 was 2.76% and 3.49%, respectively. All other disclosed rates apply to the Company and the Utilities.
2 ASB’s pension benefits discount rate for the year ended December 31, 2020 was 3.49%. All other disclosed rates apply to the Company and the Utilities.
3 HEI’s and Utilities’ plan assets only. For 2020, 2019 and 2018, ASB’s expected return on plan assets was 3.69%, 4.51% and 3.94%, respectively.
4 The Company and the Utilities use a graded rate of compensation increase assumption based on age. The rate provided above is an average across all future years of service for the current population.
The Company and the Utilities based their selection of an assumed discount rate for 2021 NPPC and NPBC and December 31, 2020 disclosure on a cash flow matching analysis that utilized bond information provided by Bloomberg for all non-callable, high quality bonds (generally rated Aa or better) as of December 31, 2020. In selecting the expected rate of return on plan assets for 2021 NPPC and NPBC: a) HEI and the Utilities considered economic forecasts for the types of investments held by the plans (primarily equity and fixed income investments), the Plans’ asset allocations, industry and corporate surveys and the past performance of the plans’ assets in selecting 7.25% and b) ASB considered its liability driven investment strategy in selecting 2.96%, which is consistent with the assumed discount rate as of December 31, 2020 with a 20 basis point active manager premium. For 2020, retirement benefit plans’ assets of HEI and the Utilities had a net return of 16.9%.
As of December 31, 2020, the assumed health care trend rates for 2021 and future years were as follows: medical, 6.75%, grading down to 5% for 2028 and thereafter; dental, 5%; and vision, 4%. As of December 31, 2019, the assumed health care trend rates for 2020 and future years were as follows: medical, 7%, grading down to 5% for 2028 and thereafter; dental, 5%; and vision, 4%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of NPPC and NPBC were as follows:

	Pension benefits			Other benefits
(in thousands)	2020	2019	2018	2020	2019	2018
HEI consolidated
Service cost	$73,387	$62,135	$68,987	$2,537	$2,209	$2,721
Interest cost	81,335	84,267	77,374	7,407	8,004	7,933
Expected return on plan assets	(113,800)	(111,989)	(108,953)	(12,124)	(12,356)	(12,908)
Amortization of net prior service gain	8	(42)	(42)	(1,761)	(1,806)	(1,805)
Amortization of net actuarial losses	33,456	15,479	30,084	208	(13)	95
Net periodic pension/benefit cost	74,386	49,850	67,450	(3,733)	(3,962)	(3,964)
Impact of PUC D&Os	20,997	48,143	25,828	3,179	3,258	3,842
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$95,383	$97,993	$93,278	$(554)	$(704)	$(122)
Hawaiian Electric consolidated
Service cost	$71,604	$60,461	$67,359	$2,515	$2,191	$2,704
Interest cost	75,484	77,851	71,294	7,103	7,673	7,628
Expected return on plan assets	(107,369)	(104,632)	(102,368)	(11,957)	(12,180)	(12,713)
Amortization of net prior service (gain) cost	9	7	8	(1,758)	(1,803)	(1,803)
Amortization of net actuarial losses	30,566	14,658	27,302	207	—	98
Net periodic pension/benefit cost	70,294	48,345	63,595	(3,890)	(4,119)	(4,086)
Impact of PUC D&Os	20,997	48,143	25,828	3,179	3,258	3,842
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$91,291	$96,488	$89,423	$(711)	$(861)	$(244)
The Company recorded pension expense of $59 million in each of 2020, 2019 and 2018 and OPEB expense of $(0.1) million, $(0.1) million and nil in 2020, 2019 and 2018, respectively, and charged the remaining amounts primarily to electric utility plant. The Utilities recorded pension expense of $55 million, $57 million and $55 million and OPEB (income) expense of $(0.2) million, $(0.3) million and $(0.1) million in 2020, 2019 and 2018, respectively, and charged the remaining amounts primarily to electric utility plant.
Additional information on the defined benefit pension plans’ accumulated benefit obligations (ABOs), which do not consider projected pay increases (unlike the PBOs shown in the table above), and pension plans with ABOs and PBOs in excess of plan assets were as follows:

	HEI consolidated		Hawaiian Electric consolidated
December 31	2020	2019	2020	2019
(in billions)
Defined benefit plans - ABOs	$2.3	$2.0	$2.1	$1.8
Defined benefit plans with ABO in excess of plan assets
ABOs	2.1	1.9	2.1	1.8
Fair value of plan assets	2.0	1.7	1.9	1.6
Defined benefit plans with PBOs in excess of plan assets
PBOs	2.5	2.2	2.4	2.1
Fair value of plan assets	2.0	1.7	1.9	1.6

HEI consolidated. The Company estimates that the cash funding for the qualified defined benefit pension plans in 2021 will be $52 million, which should fully satisfy the minimum required contributions to those plans, including requirements of the Utilities’ pension tracking mechanisms and the Plan’s funding policy. The Company’s current estimate of contributions to its other postretirement benefit plans in 2021 is nil.
As of December 31, 2020, the benefits expected to be paid under all retirement benefit plans in 2021, 2022, 2023, 2024, 2025 and 2026 through 2030 amount to $96 million, $99 million, $103 million, $107 million, $110 million and $610 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Hawaiian Electric consolidated. The Utilities estimate that the cash funding for the qualified defined benefit pension plan in 2021 will be $51 million, which should fully satisfy the minimum required contributions to that Plan, including requirements of the pension tracking mechanisms and the Plan’s funding policy. The Utilities’ current estimate of contributions to its other postretirement benefit plans in 2021 is nil.
As of December 31, 2020, the benefits expected to be paid under all retirement benefit plans in 2021, 2022, 2023, 2024, 2025 and 2026 through 2030 amounted to $88 million, $91 million, $93 million, $97 million, $101 million and $559 million, respectively.
Defined contribution plans information.  For each of 2020, 2019 and 2018, the Company’s expenses and cash contributions for its defined contribution plans under the HEIRSP and the ASB 401(k) Plan were $7 million. The Utilities’ expenses and cash contributions for its defined contribution plan under the HEIRSP for 2020, 2019 and 2018 were $3 million, $3 million and $2 million, respectively.

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
As of December 31, 2020, approximately 3.0 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 0.6 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Restricted stock units awarded under the 2010 Equity and Incentive Plan in 2020, 2019, 2018 and 2017 will vest and be issued in unrestricted stock in four equal annual increments on the anniversaries of the grant date and are forfeited to the extent they have not become vested for terminations of employment during the vesting period, except that pro-rata vesting is provided for terminations due to death, disability and retirement. Restricted stock units expense has been recognized in accordance with the fair-value-based measurement method of accounting. Dividend equivalent rights are accrued quarterly and are paid at the end of the restriction period when the associated restricted stock units vest.
Stock performance awards granted under the 2020-2022, 2019-2021 and 2018-2020 long-term incentive plans (LTIP) entitle the grantee to shares of common stock with dividend equivalent rights once service conditions and performance conditions are satisfied at the end of the three-year performance period. LTIP awards are forfeited for terminations of employment during the performance period, except that pro-rata participation is provided for terminations due to death, disability and retirement based upon completed months of service after a minimum of 12 months of service in the performance period. Compensation expense for the stock performance awards portion of the LTIP has been recognized in accordance with the fair-value-based measurement method of accounting for performance shares.
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. In June 2019, an additional 300,000 shares were made available for issuance under the 2011 Director Plan. As of December 31, 2020, there were 274,163 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

(in millions)	2020	2019	2018
HEI consolidated
Share-based compensation expense[1]	$5.8	$10.0	$7.8
Income tax benefit	1.0	1.4	1.1
Hawaiian Electric consolidated
Share-based compensation expense[1]	1.8	3.2	2.7
Income tax benefit	0.4	0.6	0.5
1For 2020, 2019 and 2018, the Company has not capitalized any share-based compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

(dollars in millions)	2020	2019	2018
Shares granted	36,100	36,344	38,821
Fair value	$1.3	$1.6	$1.3
Income tax benefit	0.3	0.4	0.3
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI common stock on the grant date.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	2020		2019		2018
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	207,641	$35.36	200,358	$33.05	197,047	$31.53
Granted	78,595	47.99	96,565	37.82	93,853	34.12
Vested	(77,719)	34.19	(76,813)	32.61	(75,683)	30.56
Forfeited	(14,578)	36.20	(12,469)	34.20	(14,859)	32.35
Outstanding, December 31	193,939	$40.89	207,641	$35.36	200,358	$33.05
Total weighted-average grant-date fair value of shares granted (in millions)	$3.8		$3.7		$3.2
(1)Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For 2020, 2019 and 2018, total restricted stock units and related dividends that vested had a fair value of $4.2 million, $3.2 million and $2.7 million, respectively, and the related tax benefits were $0.7 million, $0.5 million and $0.4 million, respectively.
As of December 31, 2020, there was $5.0 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.6 years.
Long-term incentive plan payable in stock.  The 2018-2020, 2019-2021 and 2020-2022 LTIPs provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals, including a market condition goal. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made, subject to the achievement of specified performance levels and calculated dividend equivalents. The potential payout varies from 0% to 200% of the number of target shares, depending on the achievement of the goals. The market condition goal is based on HEI’s total shareholder return (TSR) compared to the Edison Electric Institute Index over the relevant three-year period. The other performance condition goals relate to EPS growth, return on average common equity (ROACE), renewable portfolio standards, Hawaiian Electric’s net income growth, ASB’s efficiency ratio and Pacific Current’s EBITDA growth and return on average invested capital.
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	2020		2019		2018
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	96,402	$39.62	65,578	$38.81	32,904	$39.51
Granted	24,630	48.62	35,215	41.07	37,832	38.21
Vested (issued or unissued and cancelled)	(29,409)	39.51	—	—	—	—
Forfeited	(2,401)	41.22	(4,391)	39.19	(5,158)	38.84
Outstanding, December 31	89,222	$42.10	96,402	$39.62	65,578	$38.81
Total weighted-average grant-date fair value of shares granted (in millions)	$1.2		$1.4		$1.4
(1)Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TSR and the resulting fair value of LTIP awards granted:

	2020	2019	2018
Risk-free interest rate	1.39%	2.48%	2.29%
Expected life in years	3	3	3
Expected volatility	13.1%	15.8%	17.0%
Range of expected volatility for Peer Group	13.6% to 95.4%	15.0% to 73.2%	15.1% to 26.2%
Grant date fair value (per share)	$48.62	$41.07	$38.20
For 2020, total vested LTIP awards linked to TSR and related dividends had a fair value of $2.6 million and the related tax benefits were $0.4 million. There were no share-based LTIP awards linked to TSR with a vesting date in 2018 or 2019.
As of December 31, 2020, there was $1.2 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.4 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	2020		2019		2018
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	403,768	$35.15	276,169	$33.80	131,616	$33.47
Granted	98,522	48.10	140,855	37.78	151,328	34.12
Vested	(135,804)	33.48	—	—	—	—
Increase above target (cancelled)	(136,163)	36.44	4,314	33.53	13,858	33.49
Forfeited	(9,608)	38.36	(17,570)	34.66	(20,633)	33.80
Outstanding, December 31	220,715	$41.03	403,768	$35.15	276,169	$33.80
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$4.7		$5.3		$5.2
(1)Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For 2020, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $7.6 million and the related tax benefits were $1.2 million. There were no share-based LTIP awards linked to other performance conditions with a vesting date in 2018 or 2019.
As of December 31, 2020, there was $4.2 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 12 · Income taxes
The components of income taxes attributable to net income for common stock were as follows:

	HEI consolidated			Hawaiian Electric consolidated
Years ended December 31	2020	2019	2018	2020	2019	2018
(in thousands)
Federal
Current	$23,207	$28,736	$42,903	$31,950	$21,751	$29,649
Deferred	(4,215)	(4,353)	(6,099)	(5,408)	(7,793)	(5,245)
Deferred tax credits, net*	10,979	13,410	(12)	1,549	13,155	(12)
	29,971	37,793	36,792	28,091	27,113	24,392
State
Current	8,430	10,472	17,361	3,768	5,579	13,210
Deferred	2,509	(10,732)	(3,269)	8,559	(8,491)	(2,737)
Deferred tax credits, net*	—	14,104	(87)	—	14,104	(87)
	10,939	13,844	14,005	12,327	11,192	10,386
Total	$40,910	$51,637	$50,797	$40,418	$38,305	$34,778
*     In 2020, primarily represents federal tax credits related to Mauo’s solar-plus-storage project, deferred and amortized starting in 2020. In 2019, primarily represents federal and state credits related to Hawaiian Electric’s West Loch PV project, deferred and amortized starting in 2020.
A reconciliation of the amount of income taxes computed at the federal statutory rate to the amount provided in the consolidated statements of income was as follows:

	HEI consolidated			Hawaiian Electric consolidated
Years ended December 31	2020	2019	2018	2020	2019	2018
(in thousands)
Amount at the federal statutory income tax rate	$50,531	$56,996	$53,437	$44,468	$41,399	$37,889
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	9,448	11,658	11,832	9,658	8,703	8,080
Net deferred tax asset (liability) adjustment related to the Tax Act	(11,267)	(9,255)	(9,540)	(11,267)	(9,255)	(9,285)
Other, net	(7,802)	(7,762)	(4,932)	(2,441)	(2,542)	(1,906)
Total	$40,910	$51,637	$50,797	$40,418	$38,305	$34,778
Effective income tax rate	17.0%	19.0%	20.0%	19.1%	19.4%	19.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of book and tax basis differences that give rise to deferred tax assets and liabilities were as follows:

	HEI consolidated		Hawaiian Electric consolidated
December 31	2020	2019	2020	2019
(in thousands)
Deferred tax assets
Regulatory liabilities, excluding amounts attributable to property, plant and equipment	$93,684	$100,427	$93,684	$100,427
Operating lease liabilities	41,582	51,573	34,586	45,608
Revenue taxes	22,726	20,922	22,726	20,922
Allowance for bad debts	31,973	14,858	4,835	560
Other[1]	44,127	33,106	24,741	20,259
Total deferred tax assets	234,092	220,886	180,572	187,776
Deferred tax liabilities
Property, plant and equipment related	487,209	464,312	473,734	458,349
Operating lease right-of-use assets	41,370	51,542	34,586	45,608
Regulatory assets, excluding amounts attributable to property, plant and equipment	25,841	33,897	25,841	33,897
Retirement benefits	18,407	9,684	20,537	13,072
Other	56,354	40,776	23,672	14,001
Total deferred tax liabilities	629,181	600,211	578,370	564,927
Net deferred income tax liability	$395,089	$379,325	$397,798	$377,151
1     As of December 31, 2020, HEI consolidated and Hawaiian Electric consolidated have deferred tax assets of $10.9 million and $5.8 million respectively, relating to the benefit of state tax credit carryforwards of $14.6 million and $7.8 million respectively. These state tax credit carryforwards primarily relate to the West Loch PV project and do not expire. The Company concluded that as of December 31, 2020, a valuation allowance is not required.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Based upon historical taxable income and projections for future taxable income, management believes it is more likely than not the Company and the Utilities will realize substantially all of the benefits of the deferred tax assets. As of December 31, 2020 and 2019, valuation allowances for deferred tax benefits were nil. The Utilities are included in the consolidated federal and Hawaii income tax returns of HEI and are subject to the provisions of HEI’s tax sharing agreement, which determines each subsidiary’s (or subgroup’s) income tax return liabilities and refunds on a standalone basis as if it filed a separate return (or subgroup consolidated return).
The following is a reconciliation of the Company’s liability for unrecognized tax benefits for 2020, 2019 and 2018.

	HEI consolidated			Hawaiian Electric consolidated
(in millions)	2020	2019	2018	2020	2019	2018
Unrecognized tax benefits, January 1	$2.2	$2.1	$4.0	$1.7	$1.6	$3.5
Additions based on tax positions taken during the year	0.2	0.5	0.3	0.2	0.5	0.3
Reductions based on tax positions taken during the year	—	—	—	—	—	—
Additions for tax positions of prior years	11.6	0.1	0.1	11.6	0.1	0.1
Reductions for tax positions of prior years	(0.1)	(0.2)	(0.1)	(0.1)	(0.2)	(0.1)
Lapses of statute of limitations	(0.2)	(0.3)	(2.2)	(0.2)	(0.3)	(2.2)
Settlement	(1.0)	—	—	(0.5)	—	—
Unrecognized tax benefits, December 31	$12.7	$2.2	$2.1	$12.7	$1.7	$1.6

At December 31, 2020 and 2019, there were $11.6 million and $0.5 million, respectively, of unrecognized tax benefits that, if recognized, would affect the Company’s annual effective tax rate. As of December 31, 2020 and 2019, the Utilities had $11.6 million and nil, respectively, of unrecognized tax benefits that, if recognized, would affect the Utilities’ annual effective tax rate.
HEI consolidated. The Company recognizes interest accrued related to unrecognized tax benefits in “Interest expense-other than on deposit liabilities and other bank borrowings” and penalties, if any, in operating expenses. In 2020, 2019 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2018, the Company recognized approximately $(0.5) million, $0.1 million and $(0.1) million in interest expense. The Company had $0.1 million and $0.6 million of interest accrued as of December 31, 2020 and 2019, respectively.
Hawaiian Electric consolidated. The Utilities recognize interest accrued related to unrecognized tax benefits in “Interest expense and other charges, net” and penalties, if any, in operating expenses. In 2020, 2019 and 2018, the Utilities recognized approximately $(0.3) million, $0.1 million and $0.1 million in interest expense. The Utilities had $0.1 million and $0.4 million of interest accrued as of December 31, 2020 and 2019, respectively.
As of December 31, 2020, the disclosures above present the Company’s and the Utilities’ accruals for potential tax liabilities, which involve management’s judgment regarding the likelihood of the benefits being sustained under governmental review. While the Company and the Utilities currently do not expect material changes to occur in the next twelve months, the Company and the Utilities are generally unable to estimate the range of impacts on the balance of uncertain tax positions or the impact on the effective tax rate from the resolution of these issues until the Internal Revenue Service addresses them in the current examination process, and therefore, it is possible that the amount of unrecognized benefit with respect to the Company’s and the Utilities’ uncertain tax positions could increase or decrease within the next 12 months. The final resolution of uncertain tax positions could result in adjustments to recorded amounts.
Based on information currently available, the Company and the Utilities believe these accruals have adequately provided for potential income tax issues with federal and state tax authorities, and that the ultimate resolution of tax issues for all open tax periods will not have a material adverse effect on its results of operations, financial condition or liquidity.
The statute of limitations for IRS examinations has expired for years prior to 2017. The Company is currently under IRS examination for the tax years 2017 and 2018. In the fourth quarter of 2020, the Company and the Hawaii Department of Taxation agreed to a final assessment of tax liabilities for the years 2011 through 2018, however, the statute of limitations for Hawaii remains open for tax years 2011 and subsequent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13 · Cash flows

Years ended December 31	2020	2019	2018
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates, net of amounts capitalized	$98	$107	$102
Income taxes paid (including refundable credits)	32	56	72
Income taxes refunded (including refundable credits)	3	4	34
Hawaiian Electric consolidated
Interest paid to non-affiliates, net of amounts capitalized	65	68	73
Income taxes paid (including refundable credits)	41	55	64
Income taxes refunded (including refundable credits)	3	4	31
Supplemental disclosures of noncash activities
HEI consolidated
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	44	64	59
Right-of-use assets obtained in exchange for operating lease obligations (investing)	26	7	—
Common stock issued (gross) for director and executive/management compensation (financing)[1]	16	5	4
Obligations to fund low income housing investments, net (investing)	25	11	12
Transfer of retail repurchase agreements to deposit liabilities (financing)	—	—	102
Hawaiian Electric consolidated
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	41	62	44
Right-of-use assets obtained in exchange for operating lease obligations (investing)	17	2	—
HEI Consolidated and Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	10	9	14
Acquisition of Hawaiian Telcom’s interest in joint poles (investing)	—	—	48
Reduction of long-term debt from funds previously transferred for repayment (financing)	82	—	—
1 The amounts shown represent the market value of common stock issued for director and executive/management compensation and withheld to satisfy statutory tax liabilities.

Note 14 · Regulatory restrictions on net assets
The abilities of certain of HEI’s subsidiaries to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions. Under the PUC Agreement, in the event that the consolidated common stock equity of the electric utility subsidiaries falls below 35% of the total capitalization of the electric utilities (including the current maturities of long-term debt, but excluding short-term borrowings), the electric utility subsidiaries would, absent PUC approval, be restricted in their payment of cash dividends to 80% of the earnings available for the payment of dividends in the current fiscal year and preceding five years, less the amount of dividends paid during that period. The PUC Agreement also provides that the foregoing dividend restriction shall not be construed as relinquishing any right the PUC may have to review the dividend policies of the electric utility subsidiaries. As of December 31, 2020, the consolidated common stock equity of HEI’s electric utility subsidiaries was 57% of their total capitalization (as calculated for purposes of the PUC Agreement). As of December 31, 2020, Hawaiian Electric and its subsidiaries had common stock equity of $2.1 billion of which approximately $859 million was not available for transfer to HEI in the form of dividends, loans or advances without regulatory approval.
The ability of ASB to make capital distributions to HEI and other affiliates is restricted under federal law. Subject to a limited exception for stock redemptions that do not result in any decrease in ASB’s capital and would improve ASB’s financial condition, ASB is prohibited from declaring any dividends, making any other capital distributions, or paying a management fee to a controlling person if, following the distribution or payment, ASB would be deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized. ASB is required to notify the FRB and OCC prior to making any capital distribution (including dividends) to HEI (through ASB Hawaii). All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

declare and pay to ASB Hawaii and HEI. Generally, the FRB and OCC may disapprove or deny ASB’s request to make a capital distribution if the proposed distribution will cause ASB to become undercapitalized, or the proposed distribution raises safety and soundness concerns, or the proposed distribution violates a prohibition contained in any statute, regulation or agreement between ASB and the OCC. As of December 31, 2020, in order to maintain its “well-capitalized” position, ASB could not transfer approximately $405 million of net assets to HEI.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Collateral dependent loans. Collateral dependent loans have been adjusted to fair value. When a loan is identified as collateral dependent, the Company measures the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals, but in some cases, the value of the collateral may be estimated as having little or no value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. If it is determined that the value of the collateral dependent loan is less than its recorded investment, the Company recognizes this impairment and adjusts the carrying value of the loan to fair value through the allowance for credit losses.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
December 31, 2020
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,970,417	$—	$1,943,232	$27,185	$1,970,417
Held-to-maturity investment securities	226,947	—	229,963	—	229,963
Stock in Federal Home Loan Bank	8,680	—	8,680	—	8,680
Loans, net	5,260,917	—	28,354	5,410,976	5,439,330
Mortgage servicing rights	10,020	—		10,705	10,705
Derivative assets	120,980	—	4,536	—	4,536
Financial liabilities
HEI consolidated
Deposit liabilities	548,830	—	552,800	—	552,800
Short-term borrowings—other than bank	129,379	—	129,379	—	129,379
Other bank borrowings	89,670	—	89,669	—	89,669
Long-term debt, net—other than bank	2,119,129	—	2,487,790	—	2,487,790
Derivative liabilities	137,500	500	4,530	—	5,030
Hawaiian Electric consolidated
Short-term borrowings	49,979	—	49,979	—	49,979
Long-term debt, net	1,561,302	—	1,890,490	—	1,890,490
December 31, 2019
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,232,826	$—	$1,204,229	$28,597	$1,232,826
Held-to-maturity investment securities	139,451	—	143,467	—	143,467
Stock in Federal Home Loan Bank	8,434	—	8,434	—	8,434
Loans, net	5,080,107	—	12,295	5,145,242	5,157,537
Mortgage servicing rights	9,101	—	—	12,379	12,379
Derivative assets	25,179	—	300	—	300
Financial liabilities
HEI consolidated
Deposit liabilities	769,825	—	765,976	—	765,976
Short-term borrowings—other than bank	185,710	—	185,710	—	185,710
Other bank borrowings	115,110	—	115,107	—	115,107
Long-term debt, net—other than bank	1,964,365		2,156,927		2,156,927
Derivative liabilities	51,375	33	2,185	—	2,218
Hawaiian Electric consolidated
Short-term borrowings	88,987	—	88,987	—	88,987
Long-term debt, net	1,497,667	—	1,670,189	—	1,670,189

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

December 31	2020			2019
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$—	$1,849,559	$—	$—	$1,026,385	$—
U.S. Treasury and federal agency obligations	—	62,322	—	—	117,787	—
Corporate bonds	—	31,351	—	—	60,057	—
Mortgage revenue bonds	—	—	27,185	—	—	28,597
	$—	$1,943,232	$27,185	$—	$1,204,229	$28,597
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$4,536	$—	$—	$297	$—
Forward commitments (bank segment)[1]	—	—	—	—	3	—
	$—	$4,536	$—	$—	$300	$—
Derivative liabilities
Forward commitments (bank segment)[1]	$500	$—	$—	$33	$12	$—
Interest rate swap (Other segment)[2]	—	4,530	—	—	2,173	—
	$500	$4,530	$—	$33	$2,185	$—
1 Derivatives are carried at fair value in other assets or other liabilities in the balance sheets with changes in value included in mortgage banking income.
2    Derivatives are included in Other liabilities in the balance sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2020 and 2019.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	2020	2019
Mortgage revenue bonds
Balance, January 1	$28,597	$23,636
Principal payments received	(1,641)	—
Purchases	229	4,961
Unrealized gain (loss) included in other comprehensive income	—	—
Balance, December 31	$27,185	$28,597
ASB holds two mortgage revenue bonds issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of December 31, 2020, the weighted average discount rate was 2.13% which was derived by incorporating a credit spread over the one month LIBOR rate. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

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

		Fair value measurements using
(in thousands)	Balance	Level 1	Level 2	Level 3
December 31, 2020
Loans	$387	$—	$—	$387
Mortgage servicing rights	3,001	—	—	3,001
December 31, 2019
Loans	25	—	—	25
For 2020 and 2019, there were no adjustments to fair value for ASB’s loans held for sale.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value (1)
(dollars in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
December 31, 2020
Commercial loan	$387	Fair value of collateral	Appraised value less selling cost	N/A (2)	N/A (2)
Mortgage servicing rights	$3,001	Discounted cash flow	Prepayment speed	15-22%	22%
			Discount rate		9.3%
December 31, 2019
Residential land	$25	Fair value of collateral	Appraised value less selling cost	N/A (2)	N/A (2)
(1)    Represent percent of outstanding principal balance.
(2) N/A - Not applicable. There is one asset in each fair value measurement type.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 17 · Quarterly information (unaudited)
Selected quarterly information was as follows:

	Quarters ended				Years ended
(in thousands, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31	December 31
HEI consolidated
2020
Revenues	$677,186	$608,945	$641,427	$652,217	$2,579,775
Operating income	59,702	71,556	99,561	80,674	311,493
Net income	33,893	49,360	65,503	50,958	199,714
Net income for common stock	33,420	48,887	65,032	50,485	197,824
Basic earnings per common share [2]	0.31	0.45	0.60	0.46	1.81
Diluted earnings per common share [3]	0.31	0.45	0.59	0.46	1.81
Dividends per common share	0.33	0.33	0.33	0.33	1.32
2019
Revenues	$661,615	$715,485	$770,882	$725,966	$2,873,948
Operating income[1]	77,937	72,634	96,655	100,795	348,021
Net income[1]	46,161	42,985	63,890	66,736	219,772
Net income for common stock[1]	45,688	42,512	63,419	66,263	217,882
Basic earnings per common share [1,2]	0.42	0.39	0.58	0.61	2.00
Diluted earnings per common share [1,3]	0.42	0.39	0.58	0.61	1.99
Dividends per common share	0.32	0.32	0.32	0.32	1.28
Hawaiian Electric consolidated
2020
Revenues	$597,442	$534,215	$562,568	$571,095	$2,265,320
Operating income	43,958	67,801	88,518	68,273	268,550
Net income	24,404	42,828	60,563	43,540	171,335
Net income for common stock	23,905	42,329	60,065	43,041	169,340
2019
Revenues	$578,495	$633,784	$688,330	$645,333	2,545,942
Operating income	56,560	55,694	71,793	70,331	254,378
Net income	32,625	33,073	47,277	45,860	158,835
Net income for common stock	32,126	32,574	46,779	45,361	156,840
Note: HEI owns all of Hawaiian Electric’s common stock, therefore per share data for Hawaiian Electric is not meaningful.
1Operating income for the fourth quarter of 2019 includes gains on property sales totaling $10.8 million, and net income and net income for common stock includes $7.9 million (or $0.07 per share (basic and diluted) at ASB’s 26.8% statutory tax rate).
2The quarterly basic earnings per common share are based upon the weighted-average number of shares of common stock outstanding in each quarter.
3The quarterly diluted earnings per common share are based upon the weighted-average number of shares of common stock outstanding in each quarter plus the dilutive incremental shares at quarter end.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
HEI and Hawaiian Electric: None

ITEM 9A.	CONTROLS AND PROCEDURES
HEI:
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Constance H. Lau, HEI Chief Executive Officer (CEO), and Gregory C. Hazelton, HEI Chief Financial Officer (CFO), have evaluated the disclosure controls and procedures of HEI as of December 31, 2020. Based on their evaluation, as of December 31, 2020, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:
(1)is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and
(2)is accumulated and communicated to HEI management, including HEI’s CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Hawaiian Electric:
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Scott W. H. Seu, Hawaiian Electric CEO, and Tayne S. Y. Sekimura, Hawaiian Electric CFO, have evaluated the disclosure controls and procedures of Hawaiian Electric as of December 31, 2020. Based on their evaluation, as of December 31, 2020, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by Hawaiian Electric in reports Hawaiian Electric files or submits under the Securities Exchange Act of 1934:
(1)is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and
(2)is accumulated and communicated to Hawaiian Electric management, including Hawaiian Electric’s CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
Management conducted an evaluation of the effectiveness of Hawaiian Electric’s internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO. Based on this evaluation, management has concluded that Hawaiian Electric’s internal control over financial reporting was effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
HEI and Hawaiian Electric: None
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
HEI:
Information regarding HEI’s executive officers is provided in the “Information about our Executive Officers” section following Item 4 of this report.
The remaining information required by this Item 10 for HEI is incorporated herein by reference to the following sections in HEI’s 2021 Proxy Statement:
•“Nominees Class I directors whose terms expire at the 2022 Annual Meeting”
•“Continuing Class II directors whose terms expire at the 2022 Annual Meeting”
•“Continuing Class III directors whose terms expire at the 2023 Annual Meeting”
•“Committees of the Board” (portions regarding whether HEI has an audit & risk committee and identifying its members; no other portion of the Committees of the Board section is incorporated herein by reference)
•“Audit & Risk Committee Report” (portion identifying audit & risk committee financial experts who serve on the HEI Audit & Risk Committee only; no other portion of the Audit & Risk Committee Report is incorporated herein by reference)
Family relationships; director arrangements
There are no family relationships between any HEI director or director nominee and any other HEI director or director nominee or any HEI executive officer. There are no arrangements or understandings between any HEI director or director nominee and any other person pursuant to which such director or director nominee was selected, other than with respect to director Eva Zlotnicka as disclosed in HEI’s 2021 Proxy Statement. Information required to be reported under this caption is incorporated herein by reference to the “Other relationships and related person transactions” section in HEI’s 2021 Proxy Statement.
Delinquent Section 16(a) reports
Information required to be reported under this caption is incorporated herein by reference to the “Delinquent Section 16(a) Reports” section in HEI’s 2021 Proxy Statement.

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
Hawaiian Electric:
The information required by this Item 10 for Hawaiian Electric is incorporated herein by reference to pages 1 to 6 of Hawaiian Electric Exhibit 99.1.

ITEM 11.	EXECUTIVE COMPENSATION
HEI:
The information required by this Item 11 for HEI is incorporated herein by reference to the information relating to executive and director compensation in HEI’s 2021 Proxy Statement.
Hawaiian Electric:
The information required by this Item 11 for Hawaiian Electric is incorporated herein by reference to:
•Pages 7 to 34 of Hawaiian Electric Exhibit 99.1 to this Form 10-K;
•The discussion of “2019-21 Long-Term Incentive Plan” at pages 17-19 of Hawaiian Electric’s Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2019; and
•Information concerning compensation paid to directors of Hawaiian Electric who are also directors of HEI under the section of HEI’s 2021 Proxy Statement entitled, “Director Compensation.”
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

HEI:
The information required to be reported under this caption for HEI is incorporated herein by reference to the “Compensation Committee Interlocks and Insider Participation” section in HEI’s 2021 Proxy Statement.
Hawaiian Electric:
The information required to be reported under this caption for Hawaiian Electric is incorporated herein by reference to page 23 of Hawaiian Electric Exhibit 99.1.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
HEI:
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The information required by this Item 12 for HEI is incorporated herein by reference to the “Stock Ownership Information-Security Ownership of Certain Beneficial Owners” section in HEI’s 2021 Proxy Statement.
Equity Compensation Plan Information
Information as of December 31, 2020 about HEI Common Stock that may be issued under all of the Company’s equity compensation plans was as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by shareholders	550,503	$—	2,707,642
Equity compensation plans not approved by shareholders	—	—	—
Total	550,503	$—	2,707,642
(1)This column includes the number of shares of HEI Common Stock which may be issued under the Revised and Amended HEI 2010 Equity Incentive Plan (EIP) on account of awards outstanding as of December 31, 2020, including:

EIP
133,943	Restricted stock units plus estimated compounded dividend equivalents (if applicable)*
416,560	Shares to be issued in February 2021, 2022 and 2023 under the 2018-2020, 2019-2021 and 2020-2022 LTIPs, respectively, plus compounded dividend equivalents**
550,503
*    Under the EIP as of December 31, 2020, RSUs count as one share against shares available for issuance less estimated shares withheld for taxes under net share settlement which again become available for the issuance of new shares on a one-to-one basis.
**    For shares to be issued in February 2022 and 2023 under the 2019-2021 and 2020-2022 LTIPs, respectively, the number of shares to be issued assumes that ~~such~~ applicable performance goals are achieved and shares are issued at maximum levels, reduced by the estimated number of shares withheld for taxes.
(2)This represents the number of shares available as of December 31, 2020 for future awards, including 2,433,479 shares available for future awards under the EIP and 274,163 shares available for future awards under the 2011 Nonemployee Director Plan.
Hawaiian Electric:
The information required by this Item 12 for Hawaiian Electric is incorporated herein by reference to pages 34 to 35 of Hawaiian Electric Exhibit 99.1.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
HEI:
The information required by this Item 13 for HEI is incorporated herein by reference to the sections relating to related person transactions and director independence in HEI’s 2021 Proxy Statement.
Hawaiian Electric:
The information required by this Item 13 for Hawaiian Electric is incorporated herein by reference to pages 35 to 36 of Hawaiian Electric Exhibit 99.1.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
HEI:
The information required by this Item 14 for HEI is incorporated herein by reference to the relevant information in the Audit & Risk Committee Report in HEI’s 2021 Proxy Statement (but no other part of the “Audit & Risk Committee Report” is incorporated herein by reference).
Hawaiian Electric:
The information required by this Item 14 for Hawaiian Electric is incorporated herein by reference to page 37 of Hawaiian Electric Exhibit 99.1.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial statements
See Item 8 for the Consolidated Financial Statements of HEI and Hawaiian Electric.
(a)(2) and (c) Financial statement schedules
The following financial statement schedules for HEI and Hawaiian Electric are included in this report on the pages indicated below:

		Page/s in Form 10-K
		HEI	Hawaiian Electric
Schedule I	Condensed Financial Information of Registrant, Hawaiian Electric Industries, Inc. (Parent Company) at December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018	183-185	NA
Schedule II	Valuation and Qualifying Accounts, Hawaiian Electric Industries, Inc. and subsidiaries and Hawaiian Electric Company, Inc. and subsidiaries for the years ended December 31, 2020, 2019 and 2018	187	187
NA Not applicable.
Certain schedules, other than those listed, are omitted because they are not required, or are not applicable, or the required information is shown in the Consolidated Financial Statements.

ITEM 16.	FORM 10-K SUMMARY
None.

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED BALANCE SHEETS

December 31	2020	2019
(dollars in thousands)
Assets
Cash and cash equivalents	$299	$953
Accounts receivable	738	779
Notes receivable from subsidiaries	—	22,598
Property, plant and equipment, net	2,456	2,931
Deferred income tax assets	14,236	10,754
Other assets and intercompany receivables	18,726	21,770
Investments in subsidiaries, at equity	2,893,781	2,761,802
Total assets	$2,930,236	$2,821,587
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$673	$1,509
Interest payable	2,918	3,041
Commercial paper	64,491	96,723
Short-term debt, net	14,909	—
Long-term debt, net	449,145	399,064
Retirement benefits liability	31,688	29,367
Other	28,910	11,623
Total liabilities	592,734	541,327
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 109,181,124 shares and 108,973,328 shares at December 31, 2020 and 2019, respectively	1,678,368	1,678,257
Retained earnings	660,398	622,042
Accumulated other comprehensive loss, net of tax benefits	(1,264)	(20,039)
Total shareholders’ equity	2,337,502	2,280,260
Total liabilities and shareholders’ equity	$2,930,236	$2,821,587

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF INCOME

Years ended December 31	2020	2019	2018
(in thousands)
Revenues	$208	$777	$429
Equity in net income of subsidiaries	227,098	246,005	226,972
Expenses:
Operating, administrative and general	20,731	19,195	19,515
Depreciation of property, plant and equipment	485	570	597
Taxes, other than income taxes	654	570	509
Total expenses	21,870	20,335	20,621
Income before interest expense and income tax benefits	205,436	226,447	206,780
Retirement defined benefits expense—other than service costs	634	442	674
Interest expense	18,237	17,930	12,664
Income before income tax benefits	186,565	208,075	193,442
Income tax benefits	11,259	9,807	8,332
Net income	$197,824	$217,882	$201,774

HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
STATEMENTS OF COMPREHENSIVE INCOME
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Incorporated by reference are HEI and Subsidiaries’ Statements of Consolidated Comprehensive Income and Consolidated Statements of Changes in Shareholders’ Equity in Part II, Item 8.

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31	2020	2019	2018
(in thousands)
Net cash provided by operating activities	$134,363	$131,120	$135,470
Cash flows from investing activities
Increase in note receivable from subsidiary	—	(1,187)	(20,596)
Decrease in note receivable from subsidiary	22,719	—	—
Capital expenditures	(20)	(47)	(143)
Investments in subsidiaries	(42,664)	(38,935)	(71,970)
Other	2,435	(1,001)	140
Net cash used in investing activities	(17,530)	(41,170)	(92,569)
Cash flows from financing activities
Net decrease in notes payable to subsidiaries with original maturities of three months or less	—	—	(30)
Net increase (decrease) in short-term borrowings with original maturities of three months or less	(32,232)	47,731	(14,000)
Proceeds from issuance of short-term debt	65,000	—	—
Repayment of short-term debt	(50,000)	—	(50,000)
Proceeds from issuance of long-term debt	50,000	—	150,000
Proceeds from issuance of syndicated credit facility	66,300	—	—
Repayment of syndicated credit facility	(66,300)	—	—
Withheld shares for employee taxes on vested share-based compensation	(5,700)	(997)	(996)
Common stock dividends	(144,096)	(139,463)	(134,987)
Other	(459)	(10)	(848)
Net cash used in financing activities	(117,487)	(92,739)	(50,861)
Net decrease in cash and equivalents	(654)	(2,789)	(7,960)
Cash and cash equivalents, January 1	953	3,742	11,702
Cash and cash equivalents, December 31	$299	$953	$3,742

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
Long-term debt
The components of long-term debt, net, were as follows:

December 31	2020	2019
(dollars in thousands)
HEI 2.99% term loan, due 2022	$150,000	$150,000
HEI 5.67% senior note, due 2021	50,000	50,000
HEI 3.99% senior note, due 2023	50,000	50,000
HEI 4.58% senior notes, due 2025	50,000	50,000
HEI 4.72% senior notes, due 2028	100,000	100,000
HEI 2.98% senior notes, due 2030	50,000	—
Less unamortized debt issuance costs	(855)	(936)
Long-term debt, net	$449,145	$399,064
The aggregate payments of principal required within five years after December 31, 2020 on long-term debt are $50 million in 2021, $150 million in 2022, $50 million in 2023, nil in 2024, $50 million for 2025, and $150 million thereafter.
Indemnities
As of December 31, 2020, HEI has a General Agreement of Indemnity in favor of both Liberty Mutual Insurance Company (Liberty) and Travelers Casualty and Surety Company of America (Travelers) for losses in connection with any and all bonds, undertakings or instruments of guarantee and any renewals or extensions thereof executed by Liberty or Travelers, including, but not limited to, a $0.6 million self-insured United States Longshore & Harbor bond and a $0.7 million self-insured automobile bond.
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
Dividends from HEI subsidiaries
In 2020, 2019 and 2018, cash dividends received from subsidiaries were $145 million, $157 million and $154 million, respectively.
Supplemental disclosures of noncash activities
In 2020, 2019 and 2018, $2.3 million, $2.3 million and $2.3 million, respectively, of HEI accounts receivable from ASB Hawaii were reduced with a corresponding reduction in HEI notes payable to ASB Hawaii in noncash transactions.
In 2020, 2019 and 2018, $2.3 million, $2.3 million and $2.3 million, respectively, were contributed as equity by HEI into ASB Hawaii with a corresponding increase in HEI notes payable to ASB Hawaii in noncash transactions.
Under the HEI DRIP, common stock dividends reinvested by shareholders in HEI common stock in noncash transactions was immaterial for 2020, 2019 and 2018 as HEI satisfied the share purchase requirements of the DRIP in 2020, 2019 and 2018 through open market purchases of its common stock rather than new issuances.

Hawaiian Electric Industries, Inc. and subsidiaries
and Hawaiian Electric Company, Inc. and subsidiaries
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2020, 2019 and 2018

Col. A	Col. B		Col. C				Col. D		Col. E
(in thousands)			Additions
Description	Balance at begin- ning of period		Charged to costs and expenses		Charged to other accounts		Deductions		Balance at end of period
2020
Allowance for uncollectible accounts – electric utility	$1,377		$2,100		$18,041	(a),(b)	$3,709	(c)	$17,809
Allowance for credit losses for loans – bank	$72,796	(d)	$49,811	(e)	$4,748	(b)	$26,154	(c)	$101,201
2019
Allowance for uncollectible accounts – electric utility	$1,480		$2,106		$795	(b), (f)	$3,004	(c),(f)	$1,377
Allowance for credit losses for loans – bank	$52,119		$23,480	(e)	$6,418	(b)	$28,662	(c)	$53,355
2018
Allowance for uncollectible accounts – electric utility	$1,178		$2,474		$(4,099)	(b)	$(1,927)	(c),(f)	$1,480
Allowance for credit losses for loans – bank	$53,637		$14,745	(e)	$4,254	(b)	$20,517	(c)	$52,119
Deferred tax valuation allowance – HEI	$38		$—		$—		$38		$—
(a)$16,700 of bad debt expenses has been deferred to regulatory assets pursuant to a PUC order as the recovery is probable.
(b)Primarily recoveries.
(c)Bad debts charged off.
(d)Includes impact of adopting ASU No. 2016-13 of $19,441.
(e)Represents provision for loan losses.
(f)Reclass (reversal) of allowance for one customer account into other long term assets in 2018 and 2017 was $(4,934).

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

Exhibit no.	Description	Form	File Number	Exhibit #	Filing date
HEI:
3(i)	HEI’s Amended and Restated Articles of Incorporation effective June 2, 2020.	10-Q	1-8503	3.1	8/6/20
3(ii)	HEI’s Amended and Restated Bylaws effective June 2, 2020.	8-K	1-8503	3.1	6/8/20
4	Description of HEI Common Stock	10-K	1-8503	4	2/28/20
4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HEI and its subsidiaries.	10-K	1-8503	4.1	3/31/93
4.2	Master Note Purchase Agreement among HEI and the Purchasers thereto, dated March 24, 2011.	8-K	1-8503	4(a)	3/28/11
4.2(a)	First Supplement to Note Purchase Agreement among HEI and the Purchasers thereto, dated March 6, 2013.	8-K	1-8503	4(a)	3/6/13
4.3	Hawaiian Electric Industries Retirement Savings Plan, restatement effective January 1, 2013.	10-K	1-8503	4.5	2/19/13
4.3(a)	Amendment 2014-1 to Hawaiian Electric Industries Retirement Savings Plan, effective as of January 1, 2015	S-8	333- 232360	4.4	6/26/19
4.3(b)	Amendment 2015-1 to Hawaiian Electric Industries Retirement Savings Plan, effective as of February 1, 2015	S-8	333- 232360	4.5	6/26/19
4.3(c)	Amendment 2015-2 to Hawaiian Electric Industries Retirement Savings Plan, effective as of February 1, 2015	S-8	333- 232360	4.6	6/26/19
4.3(d)	Amendment 2019-1 to Hawaiian Electric Industries Retirement Savings Plan, effective as of May 6, 2019	S-8	333- 232360	4.7	6/26/19
4.3(e)	Amendment 2019-2 to the Hawaiian Electric Industries Retirement Savings Plan, effective as of August 1, 2019	10-Q	1-8503	4.2	11/1/19
4.3(f)	Amendment 2020-1 to the Hawaiian Electric Industries Retirement Savings Plan, effective as of March 13, 2020	10-Q	1-8503	4.1	5/5/20
4.4	Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company, as Trustee	10-Q	1-8503	4	11/8/12
4.4(a)	Letter Amendment effective November 28, 2012 to Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.6(a)	2/19/13
4.4(b)	Letter Amendment effective October 1, 2014 to Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	11/6/14
4.4(c)	First Amendment to Master Trust Agreement (dated as of September 4, 2012) effective March 1, 2015 between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	5/6/15
4.4(d)	Letter Amendment effective August 3, 2015 to Master Trust Agreement (dated as of September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(d)	3/1/18
4.4(e)	Letter Amendment effective August 15, 2017 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	11/2/17
4.4(f)	Second Amendment effective January 1, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(f)	3/1/18
4.4(g)	Letter of Direction effective January 2, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(g)	3/1/18

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
	4.4(h)	Third Amendment effective July 1, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	8/3/18
	4.4(i)	Fourth Amendment effective June 26, 2019 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	S-8	333- 232360	4.15	6/26/19
	4.4(j)	Letter Amendment effective November 1, 2019 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(j)	2/28/20
	4.4(k)	Fifth Amendment effective March 1, 2020 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company	10-Q	1-8503	4.2	5/5/20
	4.5	Hawaiian Electric Industries, Inc. Dividend Reinvestment and Stock Purchase Plan, as amended and restated, effective November 8, 2019.	S-3	333- 234591	4.3	11/8/19
	4.6	American Savings Bank 401(k) Plan, restatement effective January 1, 2013.	10-K	1-8503	4.8	2/19/13
	4.6(a)	Amendment 2013-1 to the American Savings Bank 401(k) Plan, effective January 1, 2014.	10-K	1-8503	4.7(a)	2/23/16
	4.6(b)	Amendment 2019-1 to the American Savings Bank 401(k) Plan, effective as of May 6, 2019.	S-8	333- 232361	4.5	6/26/19
	4.6(c)	Amendment 2020-1 to the American Savings Bank 401(k) Plan, effective as of January 1, 2020.	10-K	1-8503	4.1	2/28/20
	10.1	Conditions for the Merger and Corporate Restructuring of Hawaiian Electric Company, Inc. dated September 23, 1982.	10-K	1-8503	10.1	2/28/07
	10.2	Cooperation Agreement, dated as of February 12, 2020 by and between Hawaiian Electric Industries, Inc. and ValueAct Spring Master Fund , L.P. and certain of its affiliates	8-K	1-8503	10.1	2/14/20
	10.2(a)	Joinder to Cooperation Agreement, dated July 22, 2020, by and between Hawaiian Electric Industries, Inc., and Inclusive Capital Partners, L.P. and ValueAct Capital Management, L.P.	10-Q	1-8503	10.2	8/6/20
	10.3	Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988, between HEI, HEIDI and the Federal Savings and Loan Insurance Corporation (by the Federal Home Loan Bank of Seattle).	8-K	1-8503	(28)-2	5/26/88**
	10.3(a)	OTS letter regarding release from Part II.B. of the Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988.	10-K	1-8503	10.3(a)	3/31/93

HEI Exhibits 10.4 through 10.21 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this report. HEI Exhibits 10.4 through 10.19 are also management contracts or compensatory plans or arrangements with Hawaiian Electric participants.
	10.4	HEI Executive Incentive Compensation Plan amended as of February 4, 2013.	10-K	1-8503	10.4	2/19/13
	10.5	HEI Executives’ Deferred Compensation Plan amended and restated effective January 1, 2019.	10-K	1-8503	10.5	2/28/19
	10.6	Hawaiian Electric Industries, Inc. 2010 Equity and Incentive Plan, as amended and restated November 16, 2010.	10-K	1-8503	10.6	2/18/11
	10.7	Hawaiian Electric Industries, Inc. 2010 Equity and Incentive Plan, as amended and restated February 14, 2014.	Proxy (DEF 14A)	1-8503	Appendix D	3/25/14
	10.7(a)	Form of Non-Qualified Stock Option Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.4	5/11/10
	10.7(b)	Form of Stock Appreciation Right Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.5	5/11/10
	10.7(c)	Form of Restricted Shares Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.6	5/11/10
	10.7(d)	Form of Performance Shares Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.7	5/11/10
*	10.7(e)	Form of Restricted Stock Unit Agreement, pursuant to 2010 Equity and Incentive Plan, as amended and restated February 5, 2021.
*	10.8	HEI Long-Term Incentive Plan amended and restated as of February 5, 2021.
	10.9	HEI Supplemental Executive Retirement Plan amended and restated as of January 1, 2009.	10-Q	1-8503	10.3	11/5/08

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
	10.9(a)	Amendments to the HEI Supplemental Executive Retirement Plan Freezing Benefit Accruals Effective December 31, 2008.	10-K	1-8503	10.9(a)	2/27/09
	10.10	HEI Excess Pay Plan amended and restated as of January 1, 2009.	10-K	1-8503	10.10	2/27/09
	10.10(a)	HEI Excess Pay Plan Addendum for Constance H. Lau.	10-K	1-8503	10.10(a)	2/27/09
	10.10(b)	Amendment No. 1 dated December 13, 2010 to January 1, 2009 Restatement of HEI Excess Pay Plan.	10-K	1-8503	10.10(c)	2/19/13
	10.11	Form of Change in Control Agreement.	10-K	1-8503	10.11	2/27/09
	10.12	Nonemployee Director Retirement Plan, effective as of October 1, 1989.	10-K	1-8503	10.15	3/27/90**
	10.13	HEI 2011 Nonemployee Director Stock Plan, as amended effective October 31, 2019.	10-K	1-8503	10.13	2/28/20
	10.14	Nonemployee Director’s Compensation Schedule effective January 1, 2019.	10-K	1-8503	10.5	2/28/19
	10.15	HEI Non-Employee Directors’ Deferred Compensation Plan.	10-Q	1-8503	10.5	11/5/08
	10.16	Executive Death Benefit Plan of HEI and Participating Subsidiaries restatement effective as of January 1, 2009.	10-Q	1-8503	10.6	11/5/08
	10.16(a)	Resolution of the Compensation Committee of the Board of Directors of Hawaiian Electric Industries, Inc. Re: Adoption of Amendment No. 1 to January 1, 2009 Restatement of the Executive Death Benefit Plan.	10-Q	1-8503	10.1	11/2/09
	10.17	Amended and Restated Severance Pay Plan for Management Employees of Hawaiian Electric Industries, Inc. and Executive Employees of Affiliates, effective as of April 2, 2018.	10-Q	1-8503	10	8/3/18
	10.18	Hawaiian Electric Industries, Inc. Executives’ Deferred Compensation Plan effective on January 1, 2009.	10-Q	1-8503	10.2	11/5/08
	10.19	Form of Indemnity Agreement (HEI, Hawaiian Electric and ASB with their respective directors and HEI with certain of its senior officers).	10-Q	1-8503	10.1	11/8/12
	10.20	American Savings Bank Select Deferred Compensation Plan (Restatement Effective January 1, 2009).	10-Q	1-8503	10.7	11/5/08
	10.20(a)	Amendment No. 1 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 30, 2009.	10-K	1-8503	10.20(a)	2/23/16
	10.20(b)	Amendment No. 2 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 29, 2010.	10-K	1-8503	10.20(b)	2/23/16
	10.20(c)	Amendment No. 3 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 3, 2014.	10-K	1-8503	10.20(c)	2/23/16
	10.20(d)	Amendment No. 4 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 4, 2017.	10-K	1-8503	10.20(d)	3/1/18
	10.20(e)	Amendment No. 5 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 5, 2018.	10-K	1-8503	10.20(e)	2/28/20
	10.21	American Savings Bank Supplemental Executive Retirement, Disability, and Death Benefit Plan, effective January 1, 2009.	10-Q	1-8503	10.8	11/5/08
	10.21(a)	Amendments to the American Savings Bank Supplemental Executive Retirement, Disability, and Death Benefit Plan Freezing Benefit Accruals Effective December 31, 2008.	10-K	1-8503	10.19(b)	2/27/09
	10.22	Second Amended and Restated Credit Agreement, dated as of June 30, 2017, among HEI, as Borrower, the Lenders Party Thereto and Wells Fargo Bank, National Association, as Syndication Agent, and Bank of America, N.A., MUFG Union Bank, N.A., Barclays Bank PLC, U.S. Bank National Association and Bank of Hawaii as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, and JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Runners.	10-Q	1-8503	10.1	8/3/17
*	11	HEI - Computation of Earnings per Share of Common Stock.
*	21.1	HEI - Subsidiaries of the Registrant.
*	23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).
*	31.1	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer).
*	31.2	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Gregory C. Hazelton (HEI Chief Financial Officer).
*	32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350.

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
*	101.INS	XBRL Instance Document.
*	101.SCH	XBRL Taxonomy Extension Schema Document.
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Hawaiian Electric:
	3(i).1	Hawaiian Electric’s Certificate of Amendment of Articles of Incorporation.	10-K	1-4955	3.1	3/31/89
	3(i).2	Articles of Amendment to Hawaiian Electric’s Amended Articles of Incorporation.	10-K	1-4955	3.1(b)	3/27/90**
	3(i).3	Articles of Amendment to Hawaiian Electric’s Amended Articles of Incorporation.	10-K	1-4955	3(i).4	3/23/99
	3(i).4	Articles of Amendment amending Article V of Hawaiian Electric’s Amended Articles of Incorporation effective August 6, 2009.	10-Q	1-4955	3(i).4	8/7/09
	3(ii)	Hawaiian Electric’s Amended and Restated Bylaws (as last amended August 6, 2010).	8-K	1-4955	3(ii)	8/9/10
	4	Description of Hawaiian Electric’s Preferred Stock	10-K	1-4955	4	2/28/20
	4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of Hawaiian Electric, Hawaii Electric Light and Maui Electric	10-K	1-4955	4.1	3/19/03
	4.2	Note Purchase Agreement among Hawaiian Electric and the Purchasers that are parties thereto, dated April 19, 2012.	8-K	1-4955	4(a)	4/23/12
	4.3	Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric and the Purchasers that are parties thereto, dated April 19, 2012.	8-K	1-4955	4(b)	4/23/12
	4.4	Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light and the Purchasers that are parties thereto, dated April 19, 2012.	8-K	1-4955	4(c)	4/23/12
	4.5	Note Purchase Agreement among Hawaiian Electric and the Purchasers that are parties thereto, dated September 13, 2012.	8-K	1-4955	4	9/14/12
	4.6	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of October 3, 2013.	8-K	1-4955	4(a)	10/7/13
	4.7	Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric Company, Limited and the Purchasers that are parties thereto, dated as of October 3, 2013.	8-K	1-4955	4(b)	10/7/13
	4.8	Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light Company, Inc. and the Purchasers that are parties thereto, dated as of October 3, 2013.	10-Q	1-4955	4	11/7/13
	4.9	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(a)	10/16/15
	4.10	Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric Company, Limited and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(b)	10/16/15
	4.11	Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light Company, Inc. and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(c)	10/16/15
	4.12	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of December 15, 2016.	8-K	1-4955	4	12/19/16
	10.1(a)	Power Purchase Agreement between Kalaeloa Partners, L.P., and Hawaiian Electric dated October 14, 1988.	10-Q	1-4955	10(a)	11/14/88
	10.1(b)	Amendment No. 1 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated June 15, 1989.	10-Q	1-4955	10(c)	8/14/89
	10.1(c)	Lease Agreement between Kalaeloa Partners, L.P., as Lessor, and Hawaiian Electric, as Lessee, dated February 27, 1989.	10-Q	1-4955	10(d)	8/14/89
	10.1(d)	Restated and Amended Amendment No. 2 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated February 9, 1990.	10-K	1-4955	10.2(c)	3/27/90**

Exhibit no.	Description	Form	File Number	Exhibit #	Filing date
10.1(e)	Amendment No. 3 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated December 10, 1991.	10-K	1-4955	10.2(e)	3/24/92
10.1(f)	Amendment No. 4 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 1, 1999.	10-Q	1-4955	10.1	11/8/00
10.1(g)	Confirmation Agreement Concerning Section 5.2B(2) of Power Purchase Agreement and Amendment No. 5 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 12, 2004.	10-Q	1-4955	10.3	11/5/04
10.1(h)	Agreement for Increment Two Capacity and Amendment No. 6 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 12, 2004.	10-Q	1-4955	10.4	11/5/04
10.1(i)	Letter agreement dated July 28, 2016 and executed August 1, 2016 extending the term of the Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 14, 1988 (as amended).	10-Q	1-4955	10	11/4/16
10.2(a)	Power Purchase Agreement between AES Barbers Point, Inc. and Hawaiian Electric, entered into on March 25, 1988.	10-Q	1-4955	10(a)	5/16/88
10.2(b)	Agreement between Hawaiian Electric and AES Barbers Point, Inc., pursuant to letters dated May 10, 1988 and April 20, 1988.	10-K	1-4955	10.4	3/31/89
10.2(c)	Amendment No. 1, entered into as of August 28, 1988, to Power Purchase Agreement between AES Barbers Point, Inc. and Hawaiian Electric.	10-Q	1-4955	10	11/13/89
10.2(d)	Hawaiian Electric’s Conditional Notice of Acceptance to AES Barbers Point, Inc. dated January 15, 1990.	10-K	1-4955	13(c)	3/27/90**
10.2(e)	Amendment No. 2, entered into as of May 8, 2003, to Power Purchase Agreement between AES Hawaii, Inc. and Hawaiian Electric.	10-K	1-4955	10.2(e)	3/9/04
10.2(f)	Amendment No. 4, entered into as of February 14, 2018, to Power Purchase Agreement between AES Hawaii, Inc. and Hawaiian Electric Company, Inc. (subject to PUC approval).	10-Q	1-4955	10	5/10/18
10.3(a)	Purchase Power Contract between Hawaii Electric Light and Thermal Power Company dated March 24, 1986.	10-Q	1-4955	10(a)	8/14/89
10.3(b)	Firm Capacity Amendment between Hawaii Electric Light and Puna Geothermal Venture (assignee of AMOR VIII, who is the assignee of Thermal Power Company) dated July 28, 1989 to Purchase Power Contract between Hawaii Electric Light and Thermal Power Company dated March 24, 1986.	10-Q	1-4955	10(b)	8/14/89
10.3(c)	Amendment made in October 1993 to Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended.	10-K	1-4955	10.5(b)	3/27/98
10.3(d)	Third Amendment dated March 7, 1995 to the Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended.	10-K	1-4955	10.5(c)	3/27/98
10.3(e)	Performance Agreement and Fourth Amendment dated February 12, 1996 to the Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended.	10-K	1-4955	10.5(b)	3/25/96
10.3(f)	Fifth Amendment dated February 7, 2011 to the Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended.	10-K	1-4955	10.4(f)	2/17/12
10.3(g)	Power Purchase Agreement between Puna Geothermal Venture and Hawaii Electric Light dated February 7, 2011.	10-K	1-4955	10.4(g)	2/17/12
10.3(h)	Amended and Restated Power Purchase Agreement between Puna Geothermal Venture and Hawaii Electric Light dated December 31, 2019 (subject to PUC approval).	10-K	1-4955	10.3(h)	2/28/20
10.4(a)	Power Purchase Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997 (but with the following attachments omitted: Attachment C, “Selected portions of the North American Electric Reliability Council Generating Availability Data System Data Reporting Instructions dated October 1996” and Attachment E, “Form of the Interconnection Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light,” which is provided in final form as Exhibit 10.6(b)).	10-K	1-4955	10.7	3/27/98
10.4(b)	Interconnection Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997.	10-K	1-4955	10.7(a)	3/27/98
10.4(c)	Amendment No. 1, executed on January 14, 1999, to Power Purchase Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997.	10-K	1-4955	10.7(b)	3/23/99

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
	10.4(d)	Notice and acknowledgment under power purchase agreement effective November 24, 2017 by Hamakua Energy, LLC and acknowledged by Hawaii Electric Light.	10-K	1-4955	10.4(d)	3/1/18
	10.5	Supply Contract for Low Sulfur Fuel Oil, High Sulfur Fuel Oil, No. 2 Diesel, and Ultra-Low Sulfur Diesel by and between Hawaiian Electric, Hawaii Electric Light, and Maui Electric and PAR Hawaii Refining, LLC dated January 21, 2019 (certain confidential information has been omitted)	10-Q	1-4955	10	5/7/19
	10.5(a)	First Amendment dated June 9, 2020 to Supply Contract for Low Sulfur Fuel Oil, High Sulfur Fuel Oil, No. 2 Diesel, and Ultra-Low Sulfur Diesel by and between Hawaiian Electric, Hawaii Electric Light, and Maui Electric and PAR Hawaii Refining, LLC dated January 21, 2019 (certain confidential information has been omitted).	10-Q	1-4955	10	8/6/20
	10.6(a)	Contract of private carriage by and between HITI and Hawaii Electric Light dated December 4, 2000.	10-K	1-4955	10.13	3/23/01
	10.6(b)	Consent to Change of Ownership/Control of Carrier by and between K-Sea Operating Partnership, L.P., and Hawaii Electric Light, dated July 1, 2011.	10-K	1-4955	10.13(b)	2/19/13
	10.7(a)	Contract of private carriage by and between HITI and Maui Electric dated December 4, 2000.	10-K	1-4955	10.14	3/23/01
	10.7(b)	Consent to Change of Ownership/Control of Carrier by and between K-Sea Operating Partnership, L.P., and Maui Electric, dated July 1, 2011.	10-K	1-4955	10.14(b)	2/19/13
	10.8	Amended and Restated Power Purchase Agreement between Hawaiian Electric and Hu Honua Bioenergy, LLC dated May 9, 2017.	10-K	1-4955	10.11(a)	3/1/18
	10.9	Second Amended and Restated Credit Agreement, dated as of June 30, 2017, among Hawaiian Electric Company, Inc., as Borrower, the Lenders Party Hereto and Wells Fargo Bank, National Association, as Syndication Agent, and Bank of America, N.A., MUFG Union Bank, N.A., Barclays Bank PLC, U.S. Bank National Association and Bank of Hawaii as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, and JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Runners.	10-Q	1-4955	10.2	8/3/17
	11	Computation of Earnings Per Share of Common Stock (See note on Hawaiian Electric’s Item 6. Selected Financial Data).
*	21.2	Hawaiian Electric - Subsidiaries of the Registrant.
*	31.3	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Scott W. H. Seu (Hawaiian Electric Chief Executive Officer).
*	31.4	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer).
*	32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350.
*	99.1
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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
	(Registrant)		(Registrant)

By	/s/ Gregory C. Hazelton	By	/s/ Tayne S. Y. Sekimura
	Gregory C. Hazelton		Tayne S. Y. Sekimura
	Executive Vice President and Chief Financial Officer		Senior Vice President and Chief Financial Officer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date:	February 26, 2021	Date:	February 26, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on February 26, 2021. The execution of this report by each of the undersigned who signs this report solely in such person’s capacity as a director or officer of Hawaiian Electric Company, Inc. shall be deemed to relate only to matters having reference to such registrant and its subsidiaries.

Signature	Title

/s/ Constance H. Lau	President & Chief Executive Officer of HEI and
Constance H. Lau	Director of HEI
(Principal Executive Officer of HEI)

/s/ Scott W. H. Seu	President & Chief Executive Officer of Hawaiian Electric
Scott W. H. Seu	and Director of Hawaiian Electric
(Principal Executive Officer of Hawaiian Electric)

/s/ Gregory C. Hazelton	Executive Vice President and Chief Financial Officer
Gregory C. Hazelton	of HEI (Principal Financial Officer of HEI)

/s/ Tayne S. Y. Sekimura	Senior Vice President and Chief Financial Officer
Tayne S. Y. Sekimura	of Hawaiian Electric (Principal Financial Officer
of Hawaiian Electric)

/s/ Paul K. Ito	Vice President, Tax, Controller and Treasurer
Paul K. Ito	of HEI (Principal Accounting Officer of HEI)

/s/ Patsy H. Nanbu	Controller of Hawaiian Electric
Patsy H. Nanbu	(Principal Accounting Officer of Hawaiian Electric)

/s/ James A. Ajello	Director of Hawaiian Electric
James A. Ajello

Signature	Title

/s/ Kevin M. Burke	Director of Hawaiian Electric
Kevin M. Burke

/s/ Celeste A. Connors	Director of HEI
Celeste A. Connors

/s/ Richard J. Dahl	Director of HEI
Richard J. Dahl

/s/ Thomas B. Fargo	Chairman of the Board of Directors of HEI
Thomas B. Fargo

/s/ Peggy Y. Fowler	Director of HEI
Peggy Y. Fowler

/s/ Timothy E. Johns	Chairman of the Board of Directors of Hawaiian Electric
Timothy E. Johns

/s/ Micah A. Kane	Director of HEI
Micah A. Kane

/s/ Alana Kobayashi Pakkala	Director of Hawaiian Electric
Alana Kobayashi Pakkala

/s/ Mary G. Powell	Director of HEI
Mary G. Powell

/s/ Keith P. Russell	Director of HEI
Keith P. Russell

/s/ William James Scilacci, Jr.	Director of HEI
William James Scilacci, Jr.

/s/ Kelvin H. Taketa	Director of Hawaiian Electric
Kelvin H. Taketa

/s/ Eva T. Zlotnicka	Director of HEI
Eva T. Zlotnicka