Form 10-Q
period 2021-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2021-05-10
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒
Securities registered pursuant to 12(b) of the Act:
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding April 23, 2021
Hawaiian Electric Industries, Inc. (Without Par Value)	109,181,493	Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	17,324,376	Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2021

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three months ended March 31, 2021 and 2020
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three months ended March 31, 2021 and 2020
3		Condensed Consolidated Balance Sheets (unaudited) - March 31, 2021 and December 31, 2020
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three months ended March 31, 2021 and 2020
5		Condensed Consolidated Statements of Cash Flows (unaudited) - three months ended March 31, 2021 and 2020
Hawaiian Electric Company, Inc. and Subsidiaries
6		Condensed Consolidated Statements of Income (unaudited) - three months ended March 31, 2021 and 2020
6		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three months ended March 31, 2021 and 2020
7		Condensed Consolidated Balance Sheets (unaudited) - March 31, 2021 and December 31, 2020
8		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three months ended March 31, 2021 and 2020
9		Condensed Consolidated Statements of Cash Flows (unaudited) - three months ended March 31, 2021 and 2020
9		Notes to Condensed Consolidated Financial Statements (unaudited)
51	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
51		HEI consolidated
56		Electric Utilities
69		Bank
76	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
77	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
78	Item 1.	Legal Proceedings
78	Item 1A.	Risk Factors
78	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
79	Item 6.	Exhibits
80	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2021
GLOSSARY OF TERMS

Terms	Definitions
ACL	Allowance for credit losses, which is the current credit loss standard, requires recording the allowance based on the expected loss model
AES Hawaii	AES Hawaii, Inc.
AFS	Available for sale
AMI	Advanced Metering Infrastructure
AOCI	Accumulated other comprehensive income/(loss)
ARA	Annual revenue adjustment
ASB	American Savings Bank, F.S.B., a wholly owned subsidiary of ASB Hawaii, Inc.
ASB Hawaii	ASB Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASU	Accounting Standards Update
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act enacted March 27, 2020
CBRE	Community-based renewable energy
Company	Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B.; Pacific Current, LLC and its subsidiaries, Hamakua Holdings, LLC (and its subsidiary, Hamakua Energy, LLC), Mauo, LLC and Ka‘ie‘ie Waho Company, LLC; and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.)
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
D&O	Decision and order from the PUC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOH	Department of Health of the State of Hawaii
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
ECRC	Energy cost recovery clause
EIP	2010 Equity and Incentive Plan, as amended and restated
EPA	Environmental Protection Agency — federal
EPRM	Exceptional Project Recovery Mechanism
EPS	Earnings per share
ERP/EAM	Enterprise Resource Planning/Enterprise Asset Management
ESG	Environmental, Social & Governance
ESM	Earnings Sharing Mechanism
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Hamakua Energy	Hamakua Energy, LLC, an indirect subsidiary of HEI
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.

GLOSSARY OF TERMS, continued

Terms	Definitions
Hawaiian Electric	Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited and Renewable Hawaii, Inc. Uluwehiokama Biofuels Corp. was dissolved effective as of July 14, 2020
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., Pacific Current, LLC and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.)
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
Kalaeloa	Kalaeloa Partners, L.P.
kWh	Kilowatthour/s (as applicable)
LTIP	Long-term incentive plan
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Mauo	Mauo, LLC, an indirect subsidiary of HEI
MPIR	Major Project Interim Recovery
MSR	Mortgage servicing right
MW	Megawatt/s (as applicable)
MRP	Multi-year rate period
NII	Net interest income
NPBC	Net periodic benefit costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
Pacific Current	Pacific Current, LLC, a wholly owned subsidiary of HEI and parent company of Hamakua Holdings, LLC, Mauo, LLC, and Ka‘ie‘ie Waho Company, LLC
PBR	Performance-based regulation
PGV	Puna Geothermal Venture
PIMs	Performance incentive mechanisms
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PUC	Public Utilities Commission of the State of Hawaii
PV	Photovoltaic
RAM	Rate adjustment mechanism
RBA	Revenue balancing account
REIP	Renewable Energy Infrastructure Program
RFP	Request for proposals
ROACE	Return on average common equity
RORB	Return on rate base
RPS	Renewable portfolio standards
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
Tax Act	2017 Tax Cuts and Jobs Act (H.R. 1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018)
TDR	Troubled debt restructuring
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity

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
•the extent of the impact of the COVID-19 pandemic, including the duration, spread, severity and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, customers and suppliers, and the impact of the COVID-19 pandemic on the overall demand for the Company’s goods and services, all of which could be affected by the pace of distribution, administration, and efficacy of COVID-19 vaccines over the short- and long-term, as well as the proportion of the population vaccinated;
•ability to adequately address risks and capitalize on opportunities related to our ESG priority areas, which currently include decarbonization, economic health and affordability, reliability and resilience, secure digitalization, diversity, equity and inclusion, employee engagement, and climate-related risks and opportunities;
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
•weather, natural disasters (e.g., hurricanes, earthquakes, tsunamis, lightning strikes, lava flows and the increasing effects of climate change, such as more severe storms, flooding, droughts, heat waves, and rising sea levels) and wildfires, including their impact on the resilience and reliability of the Company’s and Utilities’ operations and the economy;
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

•the potential delay by the Public Utilities Commission of the State of Hawaii (PUC) in considering (and potential disapproval of actual or proposed) renewable energy proposals and related costs; reliance by the Utilities on outside parties such as the state, independent power producers (IPPs) and developers; and uncertainties surrounding technologies, solar power, wind power, biofuels, environmental assessments required to meet RPS goals; the impacts of implementation of the renewable energy proposals on future costs of electricity and potential penalties imposed by the PUC for delays in the commercial operations of renewable energy projects;
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
•the ability of the Utilities to recover undepreciated cost of fossil fuel generating units, if they are retired before the end of their expected useful life;
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
•the ability of the Utilities to recover increasing costs and earn a reasonable return on capital investments not covered by the annual revenue adjustment (ARA);
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
•failure to achieve remaining cost savings commitment related to the Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) project-related benefits and the management audit committed savings of $33 million over the 2021 to 2025 multi-year rate period (MRP);
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
v

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands, except per share amounts)	2021	2020
Revenues
Electric utility	$564,864	$597,442
Bank	77,131	79,738
Other	951	6
Total revenues	642,946	677,186
Expenses
Electric utility	495,750	553,484
Bank	41,835	60,335
Other	7,330	3,665
Total expenses	544,915	617,484
Operating income (loss)
Electric utility	69,114	43,958
Bank	35,296	19,403
Other	(6,379)	(3,659)
Total operating income	98,031	59,702
Retirement defined benefits credit (expense)—other than service costs	2,435	(934)
Interest expense, net—other than on deposit liabilities and other bank borrowings	(23,736)	(21,775)
Allowance for borrowed funds used during construction	747	688
Allowance for equity funds used during construction	2,191	2,015
Gain on sale of investment securities, net	528	—
Income before income taxes	80,196	39,696
Income taxes	15,365	5,803
Net income	64,831	33,893
Preferred stock dividends of subsidiaries	473	473
Net income for common stock	$64,358	$33,420
Basic earnings per common share	$0.59	$0.31
Diluted earnings per common share	$0.59	$0.31
Weighted-average number of common shares outstanding	109,221	109,051
Net effect of potentially dilutive shares	271	314
Weighted-average shares assuming dilution	109,492	109,365
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2021	2020
Net income for common stock	$64,358	$33,420
Other comprehensive income (loss), net of taxes:
Net unrealized gains on available-for-sale investment securities:
Net unrealized gains on available-for-sale investment securities arising during the period, net of taxes of $(16,616) and $7,120, respectively	(45,390)	19,448
Reclassification adjustment for net realized gains included in net income, net of taxes of $(142) and nil, respectively	(387)	—
Derivatives qualifying as cash flow hedges:
Unrealized interest rate hedging losses arising during the period, net of taxes of $542 and $(619), respectively	1,562	(1,784)
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes of $2,084 and $1,986, respectively	6,010	5,706
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(2,015) and $(1,789), respectively	(5,811)	(5,158)
Other comprehensive income (loss), net of taxes	(44,016)	18,212
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$20,342	$51,632
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$277,579	$341,421
Restricted cash	14,067	17,558
Accounts receivable and unbilled revenues, net	273,197	281,216
Available-for-sale investment securities, at fair value	2,305,257	1,970,417
Held-to-maturity investment securities, at amortized cost	295,046	226,947
Stock in Federal Home Loan Bank, at cost	10,000	8,680
Loans held for investment, net	5,218,288	5,232,642
Loans held for sale, at lower of cost or fair value	23,637	28,275
Property, plant and equipment, net of accumulated depreciation of $2,947,647 and $2,903,144 at March 31, 2021 and December 31, 2020, respectively	5,283,768	5,265,735
Operating lease right-of-use assets	162,713	153,069
Regulatory assets	773,426	766,708
Other	639,505	629,149
Goodwill	82,190	82,190
Total assets	$15,358,673	$15,004,007
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$164,936	$182,347
Interest and dividends payable	32,405	23,547
Deposit liabilities	7,745,294	7,386,957
Short-term borrowings—other than bank	100,242	129,379
Other bank borrowings	102,685	89,670
Long-term debt, net—other than bank	2,229,738	2,119,129
Deferred income taxes	380,365	395,089
Operating lease liabilities	175,334	160,432
Regulatory liabilities	956,139	959,786
Defined benefit pension and other postretirement benefit plans liability	558,191	567,438
Other	557,758	618,438
Total liabilities	13,003,087	12,632,212
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 109,281,493 shares and 109,181,124 shares at March 31, 2021 and December 31, 2020, respectively	1,678,973	1,678,368
Retained earnings	687,600	660,398
Accumulated other comprehensive loss, net of tax benefits	(45,280)	(1,264)
Total shareholders’ equity	2,321,293	2,337,502
Total liabilities and shareholders’ equity	$15,358,673	$15,004,007
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2020	109,181	$1,678,368	$660,398	$(1,264)	$2,337,502
Net income for common stock	—	—	64,358	—	64,358
Other comprehensive income, net of taxes	—	—	—	(44,016)	(44,016)
Share-based expenses and other, net	100	605	—	—	605
Common stock dividends (34¢ per share)	—	—	(37,156)	—	(37,156)
Balance, March 31, 2021	109,281	$1,678,973	$687,600	$(45,280)	$2,321,293
Balance, December 31, 2019	108,973	$1,678,257	$622,042	$(20,039)	$2,280,260
Impact of adoption of ASU No. 2016-13	—	—	(15,372)	—	(15,372)
Balance, January 1, 2020 after adoption of ASU No. 2016-13	108,973	1,678,257	606,670	(20,039)	2,264,888
Net income for common stock	—	—	33,420	—	33,420
Other comprehensive income, net of taxes	—	—	—	18,212	18,212
Share-based expenses and other, net	172	(3,996)	—	—	(3,996)
Common stock dividends (33¢ per share)	—	—	(36,019)	—	(36,019)
Balance, March 31, 2020	109,145	$1,674,261	$604,071	$(1,827)	$2,276,505
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31
(in thousands)	2021	2020
Cash flows from operating activities
Net income	$64,831	$33,893
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	61,427	59,614
Other amortization	10,951	11,418
Provision for credit losses	(8,435)	10,401
Loans originated, held for sale	(162,901)	(76,770)
Proceeds from sale of loans, held for sale	170,862	72,533
Gain on sale of investment securities, net	(528)	—
Gain on sale of loans	(4,300)	(2,000)
Deferred income taxes	(2,196)	(4,996)
Share-based compensation expense	2,602	1,704
Allowance for equity funds used during construction	(2,191)	(2,015)
Other	(3,519)	224
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	5,664	(6,563)
Decrease (increase) in fuel oil stock	(16,400)	2,566
Decrease (increase) in regulatory assets	(14,869)	1,171
Increase (decrease) in regulatory liabilities	(4,716)	16,586
Increase in accounts, interest and dividends payable	7,677	8,935
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(25,513)	(45,205)
Decrease in defined benefit pension and other postretirement benefit plans liability	(2,621)	(490)
Change in other assets and liabilities	(34,095)	(19,713)
Net cash provided by operating activities	41,730	61,293
Cash flows from investing activities
Available-for-sale investment securities purchased	(781,992)	(159,173)
Principal repayments on available-for-sale investment securities	184,755	77,642
Proceeds from sale of available-for-sale investment securities	197,354	—
Principal repayments of held-to-maturity investment securities	20,185	4,851
Purchases of held-to-maturity investment securities	(88,262)	—
Purchase of stock from Federal Home Loan Bank	(22,296)	(20,766)
Redemption of stock from Federal Home Loan Bank	20,976	19,440
Net increase in loans held for investment	23,922	(65,544)
Proceeds from sale of low-income housing investments	—	6,725
Capital expenditures	(74,079)	(125,554)
Contributions to low income housing investments	(3,205)	(1,026)
Other	4,622	2,942
Net cash used in investing activities	(518,020)	(260,463)
Cash flows from financing activities
Net increase in deposit liabilities	358,337	111,881
Net increase (decrease) in short-term borrowings with original maturities of three months or less	35,751	(135,710)
Net increase in other bank borrowings with original maturities of three months or less	13,015	42,495
Proceeds from issuance of short-term debt	—	50,000
Repayment of short-term debt	(65,000)	—
Proceeds from issuance of long-term debt	161,800	186,925
Repayment of long-term debt	(50,699)	(909)
Withheld shares for employee taxes on vested share-based compensation	(1,997)	(5,700)
Common stock dividends	(37,156)	(36,018)
Preferred stock dividends of subsidiaries	(473)	(473)
Other	(4,621)	(4,590)
Net cash provided by financing activities	408,957	207,901
Net increase (decrease) in cash, cash equivalents and restricted cash	(67,333)	8,731
Cash, cash equivalents and restricted cash, beginning of period	358,979	227,685
Cash, cash equivalents and restricted cash, end of period	291,646	236,416
Less: Restricted cash	(14,067)	(30,902)
Cash and cash equivalents, end of period	$277,579	$205,514
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands)	2021	2020
Revenues	$564,864	$597,442
Expenses
Fuel oil	127,427	173,221
Purchased power	142,296	139,816
Other operation and maintenance	114,570	127,547
Depreciation	57,355	55,850
Taxes, other than income taxes	54,102	57,050
Total expenses	495,750	553,484
Operating income	69,114	43,958
Allowance for equity funds used during construction	2,191	2,015
Retirement defined benefits credit (expense)—other than service costs	1,021	(381)
Interest expense and other charges, net	(17,983)	(16,594)
Allowance for borrowed funds used during construction	747	688
Income before income taxes	55,090	29,686
Income taxes	11,233	5,282
Net income	43,857	24,404
Preferred stock dividends of subsidiaries	229	229
Net income attributable to Hawaiian Electric	43,628	24,175
Preferred stock dividends of Hawaiian Electric	270	270
Net income for common stock	$43,358	$23,905
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2021	2020
Net income for common stock	$43,358	$23,905
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes of $2,027 and $1,798, respectively	5,845	5,184
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(2,015) and $(1,789), respectively	(5,811)	(5,158)
Other comprehensive income, net of taxes	34	26
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$43,392	$23,931
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	March 31, 2021	December 31, 2020
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$51,611	$51,611
Plant and equipment	7,551,879	7,509,343
Less accumulated depreciation	(2,859,719)	(2,819,079)
Construction in progress	203,988	188,342
Utility property, plant and equipment, net	4,947,759	4,930,217
Nonutility property, plant and equipment, less accumulated depreciation of $116 and $115 as of March 31, 2021 and December 31, 2020, respectively	6,952	6,953
Total property, plant and equipment, net	4,954,711	4,937,170
Current assets
Cash and cash equivalents	51,743	47,360
Restricted cash	11,506	15,966
Customer accounts receivable, net	141,649	147,832
Accrued unbilled revenues, net	101,813	101,036
Other accounts receivable, net	5,073	7,673
Fuel oil stock, at average cost	74,688	58,238
Materials and supplies, at average cost	69,726	67,344
Prepayments and other	36,419	44,083
Regulatory assets	54,322	30,435
Total current assets	546,939	519,967
Other long-term assets
Operating lease right-of-use assets	138,534	127,654
Regulatory assets	719,104	736,273
Other	135,620	136,309
Total other long-term assets	993,258	1,000,236
Total assets	$6,494,908	$6,457,373
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 17,324,376 shares at March 31, 2021 and December 31, 2020)	$115,515	$115,515
Premium on capital stock	746,987	746,987
Retained earnings	1,297,768	1,282,335
Accumulated other comprehensive loss, net of tax benefits-retirement benefit plans	(2,885)	(2,919)
Common stock equity	2,157,385	2,141,918
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,675,863	1,561,302
Total capitalization	3,867,541	3,737,513
Commitments and contingencies (Note 3)
Current liabilities
Current portion of operating lease liabilities	66,301	64,730
Short-term borrowings from non-affiliates	—	49,979
Accounts payable	123,199	133,849
Interest and preferred dividends payable	28,172	20,350
Taxes accrued, including revenue taxes	155,125	192,524
Regulatory liabilities	30,370	37,301
Other	70,000	74,262
Total current liabilities	473,167	572,995
Deferred credits and other liabilities
Operating lease liabilities	84,102	69,494
Deferred income taxes	396,758	397,798
Regulatory liabilities	925,769	922,485
Unamortized tax credits	110,181	111,915
Defined benefit pension and other postretirement benefit plans liability	522,286	530,532
Other	115,104	114,641
Total deferred credits and other liabilities	2,154,200	2,146,865
Total capitalization and liabilities	$6,494,908	$6,457,373
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2020	17,324	$115,515	$746,987	$1,282,335	$(2,919)	$2,141,918
Net income for common stock	—	—	—	43,358	—	43,358
Other comprehensive income, net of taxes	—	—	—	—	34	34
Common stock dividends	—	—	—	(27,925)	—	(27,925)
Balance, March 31, 2021	17,324	$115,515	$746,987	$1,297,768	$(2,885)	$2,157,385
Balance, December 31, 2019	17,048	$113,678	$714,824	$1,220,129	$(1,279)	$2,047,352
Net income for common stock	—	—	—	23,905	—	23,905
Other comprehensive income, net of taxes	—	—	—	—	26	26
Common stock dividends	—	—	—	(26,784)	—	(26,784)
Balance, March 31, 2020	17,048	$113,678	$714,824	$1,217,250	$(1,253)	$2,044,499
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31
(in thousands)	2021	2020
Cash flows from operating activities
Net income	$43,857	$24,404
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	57,355	55,850
Other amortization	6,577	7,704
Deferred income taxes	(4,671)	(3,762)
State refundable credit	(2,662)	(2,530)
Bad debt expense	457	2,724
Allowance for equity funds used during construction	(2,191)	(2,015)
Other	(1)	20
Changes in assets and liabilities
Decrease (increase) in accounts receivable	6,078	(9,020)
Decrease (increase) in accrued unbilled revenues	(427)	2,704
Decrease (increase) in fuel oil stock	(16,450)	2,410
Increase in materials and supplies	(2,382)	(496)
Decrease (increase) in regulatory assets	(14,869)	1,171
Increase (decrease) in regulatory liabilities	(4,716)	16,586
Increase (decrease) in accounts payable	6,254	(7,153)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(24,802)	(43,919)
Decrease in defined benefit pension and other postretirement benefit plans liability	(1,434)	(1,017)
Change in other assets and liabilities	(14,012)	(4,520)
Net cash provided by operating activities	31,961	39,141
Cash flows from investing activities
Capital expenditures	(70,361)	(119,144)
Other	1,863	2,713
Net cash used in investing activities	(68,498)	(116,431)
Cash flows from financing activities
Common stock dividends	(27,925)	(26,784)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(499)	(499)
Proceeds from issuance of short-term debt	—	50,000
Repayment of short-term debt	(50,000)	—
Proceeds from issuance of long-term debt	115,000	95,000
Net decrease in short-term borrowings from non-affiliates and affiliates with original maturities of three months or less	—	(38,987)
Other	(116)	(23)
Net cash provided by financing activities	36,460	78,707
Net increase (decrease) in cash and cash equivalents	(77)	1,417
Cash, cash equivalents and restricted cash, beginning of period	63,326	41,894
Cash, cash equivalents and restricted cash, end of period	63,249	43,311
Less: Restricted cash	(11,506)	(30,902)
Cash and cash equivalents, end of period	$51,743	$12,409
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 · Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited condensed consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in HEI’s and Hawaiian Electric’s Form 10-K for the year ended December 31, 2020.
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of March 31, 2021 and December 31, 2020 and the results of their operations and cash flows for the three months ended March 31, 2021 and 2020. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
Recent accounting pronouncements.
Income Taxes. In December 2019, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes specific exceptions to the general principles in Topic 740, improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP under certain situations. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted the ASU as of January 1, 2021 with no material impact on its consolidated financial statements and related disclosures.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 2 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended March 31, 2021
Revenues from external customers	$564,855	$77,131	$960	$642,946
Intersegment revenues (eliminations)	9	—	(9)	—
Revenues	$564,864	$77,131	$951	$642,946
Income (loss) before income taxes	$55,090	$37,102	$(11,996)	$80,196
Income taxes (benefit)	11,233	7,546	(3,414)	15,365
Net income (loss)	43,857	29,556	(8,582)	64,831
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$43,358	$29,556	$(8,556)	$64,358
Total assets (at March 31, 2021)	$6,494,908	$8,718,024	$145,741	$15,358,673
Three months ended March 31, 2020
Revenues from external customers	$597,430	$79,738	$18	$677,186
Intersegment revenues (eliminations)	12	—	(12)	—
Revenues	$597,442	$79,738	$6	$677,186
Income (loss) before income taxes	$29,686	$18,969	$(8,959)	$39,696
Income taxes (benefit)	5,282	3,208	(2,687)	5,803
Net income (loss)	24,404	15,761	(6,272)	33,893
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$23,905	$15,761	$(6,246)	$33,420
Total assets (at December 31, 2020)	$6,457,373	$8,396,533	$150,101	$15,004,007

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
Power purchase agreements.  As of March 31, 2021, the Utilities had five PPAs for firm capacity (including the Puna Geothermal Venture (PGV) PPA as PGV went offline in May 2018 due to lava flow on Hawaii Island, but returned to service with firm capacity of 13 MW in the first quarter of 2021) and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
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
Power purchase agreements.  Purchases from all IPPs were as follows:

	Three months ended March 31
(in millions)	2021	2020
Kalaeloa	$37	$38
AES Hawaii	30	31
HPOWER	17	17
Hamakua Energy	11	13
Puna Geothermal Venture	4	—
Wind IPPs	29	28
Solar IPPs	12	11
Other IPPs [1]	2	2
Total IPPs	$142	$140

1Includes hydro power and other PPAs
Kalaeloa Partners, L.P.  Under a 1988 PPA, as amended, Hawaiian Electric is committed to purchase 208 MW of firm capacity from Kalaeloa. Hawaiian Electric and Kalaeloa continue negotiations to address the PPA term that ended on May 23, 2016. The PPA automatically extends on a month-to-month basis as long as the parties are still negotiating in good faith. Hawaiian Electric and Kalaeloa have agreed that neither party will terminate the PPA (which has been subject to automatic extension on a month-to-month basis) prior to May 31, 2021, to allow for a negotiated resolution.
AES Hawaii, Inc. Under a PPA entered into in March 1988, as amended (through Amendment No. 2) for a period of 30 years ending September 2022, Hawaiian Electric agreed to purchase 180 MW of firm capacity from AES Hawaii. Hawaiian

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
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
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in an amended and restated PPA between Hawaii Electric Light and Hu Honua dated May 9, 2017. In July 2017, the PUC approved the amended and restated PPA, which becomes effective once the PUC’s order is final and non-appealable. In August 2017, the PUC’s approval was appealed by a third party. On May 10, 2019, the Hawaii Supreme Court issued a decision remanding the matter to the PUC for further proceedings consistent with the court’s decision which must include express consideration of greenhouse gas (GHG) emissions that would result from approving the PPA, whether the cost of energy under the PPA is reasonable in light of the potential for GHG emissions, and whether the terms of the PPA are prudent and in the public interest, in light of its potential hidden and long-term consequences. On June 20, 2019, the PUC issued an order reopening the docket for further proceedings, including re-examining all of the issues in the proceedings. On September 29, 2019, the PUC issued an order setting the procedural schedule for the matter and on December 20, 2019, issued an order modifying the procedural schedule. Pre-hearing matters were completed on March 6, 2020. On July 9, 2020, the PUC issued an order denying Hawaii Electric Light’s request to waive the amended and restated PPA from the PUC’s competitive bidding requirements and therefore, dismissed the request for approval of the amended and restated PPA without prejudice to possible participation in any future competitive bidding process. On July 20, 2020, Hu Honua filed a motion for reconsideration of the PUC’s order which was denied by the PUC on September 9, 2020. On September 16, 2020, Hu Honua filed its notice of appeal to the Hawaii Supreme Court of the PUC’s order denying Hu Honua’s motion for reconsideration. Oral arguments were held before the Supreme Court on April 22, 2021.
Molokai New Energy Partners (MNEP). In July 2018, the PUC approved Maui Electric’s PPA with MNEP to purchase solar energy from a photovoltaic (PV) plus battery storage project. The 4.88 MW PV and 3 MW Battery Energy Storage System project was to deliver no more than 2.64 MW at any time to the Molokai system. On March 25, 2020, MNEP filed a complaint in the United Stated District Court for the District of Hawaii against Maui Electric claiming breach of contract. On June 3, 2020, Maui Electric provided Notice of Default and Termination of the PPA to MNEP terminating the PPA with an effective date of July 10, 2020. Thereafter, MNEP filed an amended Complaint to include claims relating to the termination and Hawaiian Electric filed its Answer to the Amended Complaint on September 11, 2020, disputing the facts presented by MNEP and all claims within the original and amended complaint.
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
Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) implementation project. The ERP/EAM Implementation Project went live in October 2018. Hawaii Electric Light and Hawaiian Electric began to incorporate their portion of the deferred project costs in rate base and started the amortization over a 12-year period in January 2020 and November 2020, respectively. The PUC required the benefit savings of the project to be passed on to customers.
In February 2019, the PUC approved a methodology for passing the future cost saving benefits of the new ERP/EAM system to customers developed by the Utilities in collaboration with the Consumer Advocate. The Utilities filed a benefits clarification document on June 10, 2019, reflecting $150 million in future net O&M expense reductions and cost avoidance, and $96 million in capital cost reductions and tax savings over the 12-year service life. To the extent the reduction in O&M expense relates to amounts reflected in electric rates, the Utilities would reduce future rates for such amounts. In October 2019, the PUC approved the Utilities and the Consumer Advocate’s Stipulated Performance Metrics and Tracking Mechanism. As of March 31, 2021, the Utilities’ regulatory liability was $11.2 million ($6.5 million for Hawaiian Electric, $1.9 million for Hawaii Electric Light and $2.8 million for Maui Electric) for the O&M expense savings that are being amortized or to be included in future rates. As part of the settlement agreement approved in the Hawaiian Electric 2020 test year rate case, the regulatory liability for Hawaiian Electric will be amortized over five years, beginning in November 2020, and the O&M benefits for Hawaiian Electric will be considered flowed through to customers. As part of the PBR proceeding, the regulatory liability as of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
December 31, 2020 of approximately $1.6 million and $2.3 million, respectively, for Hawaii Electric Light and Maui Electric will be flowed to customers as part of the customer dividend in the annual revenue adjustment in 2021.
At the PUC’s direction, the Utilities have been filing Semi-Annual Enterprise System Benefits (SAESB) reports on the achieved benefits savings. The most recent SAESB report was filed on February 26, 2021 for the period July 1 through December 31, 2020.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The federal Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the DOH and EPA, Maui Electric further investigated the Site and the Adjacent Parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.7 million as of March 31, 2021, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the Adjacent Parcel; however, final costs of remediation will depend on the cleanup approach implemented.
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
As of March 31, 2021, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $9.8 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
Regulatory proceedings
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
mechanism, under which the PUC will open an examination, at its discretion, to determine if adjustments or modifications to specific PBR mechanisms are appropriate.
Subsequent to the issuance of the PBR D&O, the PUC has initiated a collaborative process during which working groups consisting of the PUC, the Utilities and other parties have addressed the development of the proposed PBR implementation tariffs and the final details of the Prioritized Performance Mechanisms (i.e., Interconnection Approval PIM, Low-to-Moderate Income (LMI) Energy Efficiency PIM, Advanced Metering Infrastructure (AMI) Utilization PIM and the portfolio of Scorecards and Reported Metrics). The Utilities and other parties filed their refined proposals addressing the Prioritized Performance Mechanisms on March 16, 2021 and April 9, 2021. An order addressing the Prioritized Performance Mechanisms is expected to be issued in May 2021. Written tariffs to implement the PBR Framework have been either approved (see below) or will be submitted for PUC approval in May 2021 and expected to go into effect June 1, 2021.
Rate adjustment mechanism. The existing RAM is based on the lesser of: a) an inflationary adjustment for certain O&M expenses and return on investment for certain rate base changes, or b) cumulative annual compounded increase in Gross Domestic Product Price Index applied to annualized target revenues (the RAM Cap). Annualized target revenues may be reset upon the issuance of an interim or final decision and order (D&O) in a rate case. All Utilities were limited to the RAM Cap in 2020. Under the new PBR Framework, the ARA mechanism will replace the RAM, effective on June 1, 2021. The transition to the new ARA includes the continuation of the 2020 RAM Revenue adjustment.
Annual revenue adjustment mechanism. The PBR Framework established a five-year multi-year rate period during which there will be no general rate cases. Target revenues will be adjusted according to an index-driven ARA based on (i) an inflation factor, (ii) a predetermined X-factor to encompass productivity, which is set at zero, (iii) a Z-factor to account for exceptional circumstances not in the Utilities’ control and (iv) a customer dividend consisting of a negative adjustment of 0.22% compounded annually and a flow through of the “pre-PBR” savings commitment from the management audit recommendations developed in a prior docket.
As a result of an Order issued by the PUC pursuant to a motion for partial reconsideration the customer dividend for “pre-PBR” savings commitment portion to be delivered to customers will be at a rate of $6.6 million per year from 2021 to 2025, and the Enterprise Resource Planning system benefits savings of $3.9 million, to be delivered to customers in 2021. The implementation of the ARA is scheduled to occur on June 1, 2021.
Earnings sharing mechanism. A symmetrical ESM for actual return on equity outside of a 300 basis points dead band above and below a target ROE of 9.5%, which is the current authorized ROE for the Utilities. There is a 50/50 sharing between customers and Utilities for the actual earnings falling within 150 basis points outside of the dead band in either direction, and a 90/10 sharing for any further difference. A reopening or review of the PBR terms will be triggered if the Utilities credit rating outlook indicates a potential credit downgrade below investment grade status, or if its earned ROE enters the outer most tier of the ESM.
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
On March 31, 2021, the Utilities submitted 2021 MPIR amounts totaling $21.8 million for the Schofield Generating Station ($17.6 million), West Loch PV Project ($3.3 million), and Grid Modernization Strategy Phase 1 project ($0.9 million for all three utilities) for the accrual of revenues effective January 1, 2021, that included the 2021 return on project amount (based on approved amounts) in rate base, depreciation and incremental O&M expenses. Subject to PUC approval, as part of the transition to the PBR framework, the Utilities will begin recovery of the annualized 2021 MPIR amounts effective June 1, 2021 through the RBA rate adjustment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Exceptional project recovery mechanism. The existing MPIR adjustment mechanism was renamed EPRM to include deferred and O&M expense projects and to permit the Utilities to include the full amount of approved costs in the EPRM for recovery in the first year the project goes into service, pro-rated for the portion of the year the project is in service. Any pending application for MPIR relief submitted by the Utilities prior to the PBR D&O, will be grandfathered under the MPIR Guidelines. The Utilities may alternatively request that pending MPIR applications be reviewed under EPRM Guidelines. EPRM recovery will be in accordance with the EPRM Guidelines limited to the lesser of actual incurred project costs or PUC- approved amounts, net of savings. To date, the Utilities have requested approval of four projects with total estimated capital costs of $95 million for recovery through EPRM.
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
In December 2020, the Utilities accrued $0.9 million in estimated rewards for call center performance, net of service reliability penalties, for 2020. The net service quality performance rewards related to 2020 was reflected in the 2021 annual decoupling filing and pending PUC’s approval, will increase customer rates effective June 1, 2021.
•Phase 1 RFP PIM. Procurement of low-cost variable renewable resources through the request for proposal process in 2018 is measured by comparison of the procurement price to target prices. Half of the incentive was earned upon PUC approval of the PPAs. Based on the seven PPAs approved in 2019, the Utilities recognized $1.7 million in 2019 with the remaining award to be recognized in the year following the in-service date of the projects, which is estimated to occur from 2023 to 2024.
•Phase 2 RFP PIMs. The PUC order issued on October 9, 2019 establishes pricing thresholds, timelines to complete contracting, and other performance criteria for the performance incentive eligibility. The PIMs provide incentives only without penalties. The order requires contracts under the Grid Service RFP be filed for approval by May 2020 (subsequently extended to July 9, 2020), and by September 2020 under the Renewable RFPs, with a declining PIM for projects that are not filed by these deadlines. On July 9, 2020, the Utilities filed two Grid Service Purchase Agreements for the Grid Service RFP, which qualify for PIMs, however, details of the incentive metrics will be determined by PUC. On September 15, 2020, the Utilities filed eight power purchase agreements for the Phase 2 RFP. Of those eight, only one project qualified for a potential PIM incentive. On February 16, 2021, the Utilities filed one additional power purchase agreement that qualifies for the declining PIM. On December 31, 2020, the PUC approved the two Grid Services Purchase Agreements without further clarification regarding the PIM. The Utility has filed a letter to the PUC in January 2021 to seek guidance to the next step of defining the details of the incentive metrics.
•The PUC established the following two new PIMs in its PBR D&O, which were approved in an order issued on March 23, 2021. The effective date for these PIM tariffs is June 1, 2021.
•Renewable portfolio standard (RPS)-A PIM that provides a financial reward for accelerating the achievement of RPS goals. The Utilities may earn a reward for the amount of system generation above the interpolated statutory RPS goal at $20/MWh in 2021 and 2022, $15/MWh in 2023, and $10/MWh for the remainder of the multi-year rate period (MRP). Penalties are already prescribed in the RPS as $20/MWh for failing to meet RPS targets in 2030, 2040 and 2045. The evaluation period commenced on January 1, 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
•Grid Services Procurement PIM that provides financial rewards for grid services acquired in 2021 and 2022. The Utilities can earn a total maximum reward of $1.5 million over 2021 and 2022. The evaluation period commenced on January 1, 2021.
•The PUC also established the following three new PIMs in its PBR D&O, which are subject to PUC final design approval anticipated by June 1, 2021.
•Interconnection Approval PIM that provides financial rewards and penalties for interconnection times for distributed energy resources systems <100 kW in size. The Utilities can earn a total annual maximum reward of $3.0 million or a total annual maximum penalty of $0.9 million. The evaluation period commenced on January 1, 2021.
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
Annual decoupling filings. The Utilities filed annual decoupling filings on March 31, 2021, which are subject to PUC approval. The net annual incremental amounts proposed to be collected (refunded) from June 1, 2021 through December 31, 2021 are as follows:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
2021 Annual incremental RAM adjusted revenues and ARA revenues	$(13.8)	$(2.0)	$(5.9)	$(21.7)
Annual change in accrued RBA balance as of December 31, 2020 (and associated revenue taxes)	10.4	5.7	8.9	25.0
Incremental Performance Incentive Mechanisms (net)	—	0.2	0.5	0.7
Incremental MPIR/EPRM Revenue Adjustment	12.6	0.1	0.1	12.8
Incremental Affiliate Transaction Refund/PUC Ordered Adjustment	—	N/A	2.0	2.0
Net annual incremental amount to be collected under the tariffs	$9.1	$4.0	$5.6	$18.7
Note: Columns may not foot due to rounding.
Most recent rate proceedings.
Hawaiian Electric 2020 test year rate case. On October 22, 2020, the PUC issued a final D&O approving the stipulated settlement agreement filed in the proceeding. As a result, there will be no increase in base electric rates established in the 2017 test year rate case. In the final D&O, the PUC approved the capital structure that consists of a 58% total equity ratio, and a ROACE of 9.5% for the 2020 test year. The resulting return on rate base (RORB) is 7.37%. The D&O approved the agreement to implement the overall lower depreciation rates approved in the last depreciation study proceeding, effective January 1, 2020. See “Annual revenue adjustment mechanism” under “Performance-based regulation framework” above, regarding the PUC’s decision on the treatment of Hawaiian Electric’s Management Audit savings commitment. Hawaiian Electric’s proposed RBA provision tariff and ECRC tariff submitted on November 6, 2020 were approved by the PUC on December 11, 2020 and took effect on January 1, 2021.
Hawaii Electric Light 2019 test year rate case. On July 28, 2020, the PUC issued a final D&O, approving the Stipulated Partial Settlement Letter in part and ordering final rates for the 2019 test year to remain at current effective rates such that there is a zero increase in rates. The PUC determined that an appropriate ROACE for the 2019 test year is 9.5%, approved a capital structure of 58% total equity and approved as fair a 7.52% RORB. In addition, the order, among others, (1) approved a 10-year amortization period for the state investment tax credit; and (2) approved a modification to Hawaii Electric Light’s ECRC to incorporate a 98%/2% risk-sharing split between customers and Hawaii Electric Light with an annual maximum exposure cap of +/- $600,000. The proposed final tariffs and PIM tariffs took effect on November 1, 2020, and the ECRC tariff took effect on January 1, 2021.
Regulatory assets for COVID-19 related costs. On May 4, 2020, the PUC issued an order, authorizing all utilities, including the Utilities, to establish regulatory assets to record costs resulting from the suspension of disconnections of service during the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
pendency of the Governor’s Emergency Proclamation and until otherwise ordered by the PUC. In future proceedings, the PUC will consider the reasonableness of the costs, the appropriate period of recovery, any amount of carrying costs thereon, and any savings directly attributable to suspension of disconnects, and other related matters. As part of the order, the PUC prohibits the Utilities from charging late payment fees on past due payments. On June 30, 2020, the PUC issued an order approving the Utilities’ request made in April 2020 for deferral treatment of COVID-19 related costs through December 31, 2020. On March 8, 2021, the PUC approved the Utilities’ request to extend the deferral period to June 30, 2021. The Utilities are required to file quarterly reports to update the Utilities’ financial condition, report measures in place to assist their customers during the COVID-19 emergency situation, identify the planned deferred costs and details for the deferred costs, and identify funds received or benefits received that have resulted from the COVID-19 emergency period. The recovery of the regulatory assets would be determined in a subsequent proceeding and management believes the deferred costs are probable of recovery. In addition, starting in December 2020 and monthly moving forward until otherwise ordered by the PUC, the Utilities are required to file information on, among other things, number of customers, arrears balances, payment arrangements entered into, and available assistance used to assists customer bill payment. The monthly report is intended to assist the PUC in determining next steps regarding appropriate regulatory measures. As of March 31, 2021, the Utilities recorded a total of $22.2 million in regulatory assets pursuant to the orders.
Condensed consolidating financial information. Condensed consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the three month periods ended March 31, 2021 and 2020, and as of March 31, 2021 and December 31, 2020.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended March 31, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$400,554	85,149	79,181	—	(20)	$564,864
Expenses
Fuel oil	88,728	16,485	22,214	—	—	127,427
Purchased power	108,604	21,597	12,095	—	—	142,296
Other operation and maintenance	77,335	17,912	19,323	—	—	114,570
Depreciation	38,914	10,048	8,393	—	—	57,355
Taxes, other than income taxes	38,627	7,993	7,482	—	—	54,102
Total expenses	352,208	74,035	69,507	—	—	495,750
Operating income	48,346	11,114	9,674	—	(20)	69,114
Allowance for equity funds used during construction	1,748	132	311	—	—	2,191
Equity in earnings of subsidiaries	12,510	—	—	—	(12,510)	—
Retirement defined benefits expense—other than service costs	886	168	(33)	—	—	1,021
Interest expense and other charges, net	(12,832)	(2,581)	(2,590)	—	20	(17,983)
Allowance for borrowed funds used during construction	591	44	112	—	—	747
Income before income taxes	51,249	8,877	7,474	—	(12,510)	55,090
Income taxes	7,621	2,051	1,561	—	—	11,233
Net income	43,628	6,826	5,913	—	(12,510)	43,857
Preferred stock dividends of subsidiaries	—	134	95	—	—	229
Net income attributable to Hawaiian Electric	43,628	6,692	5,818	—	(12,510)	43,628
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$43,358	6,692	5,818	—	(12,510)	$43,358

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended March 31, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$43,358	6,692	5,818	—	(12,510)	$43,358
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes	5,845	835	761	—	(1,596)	5,845
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(5,811)	(834)	(761)	—	1,595	(5,811)
Other comprehensive income, net of taxes	34	1	—	—	(1)	34
Comprehensive income attributable to common shareholder	$43,392	6,693	5,818	—	(12,511)	$43,392

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
March 31, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi- diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,411	5,606	3,594	—	—	$51,611
Plant and equipment	4,986,417	1,358,367	1,207,095	—	—	7,551,879
Less accumulated depreciation	(1,706,529)	(604,021)	(549,169)	—	—	(2,859,719)
Construction in progress	160,331	13,927	29,730	—	—	203,988
Utility property, plant and equipment, net	3,482,630	773,879	691,250	—	—	4,947,759
Nonutility property, plant and equipment, less accumulated depreciation	5,305	115	1,532	—	—	6,952
Total property, plant and equipment, net	3,487,935	773,994	692,782	—	—	4,954,711
Investment in wholly owned subsidiaries, at equity	631,976	—	—	—	(631,976)	—
Current assets
Cash and cash equivalents	29,727	7,730	14,209	77	—	51,743
Restricted cash	11,506	—	—	—	—	11,506
Customer accounts receivable, net	101,605	21,358	18,686	—	—	141,649
Accrued unbilled revenues, net	72,784	14,911	14,118	—	—	101,813
Other accounts receivable, net	12,967	3,006	3,570	—	(14,470)	5,073
Fuel oil stock, at average cost	51,894	9,981	12,813	—	—	74,688
Materials and supplies, at average cost	40,395	9,873	19,458	—	—	69,726
Prepayments and other	29,769	3,534	3,791	—	(675)	36,419
Regulatory assets	42,852	2,840	8,630	—	—	54,322
Total current assets	393,499	73,233	95,275	77	(15,145)	546,939
Other long-term assets
Operating lease right-of-use assets	123,992	14,198	344	—	—	138,534
Regulatory assets	501,393	111,700	106,011	—	—	719,104
Other	102,767	18,591	20,424	—	(6,162)	135,620
Total other long-term assets	728,152	144,489	126,779	—	(6,162)	993,258
Total assets	$5,241,562	991,716	914,836	77	(653,283)	$6,494,908
Capitalization and liabilities
Capitalization
Common stock equity	$2,157,385	320,494	311,405	77	(631,976)	$2,157,385
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,176,229	246,310	253,324	—	—	1,675,863
Total capitalization	3,355,907	573,804	569,729	77	(631,976)	3,867,541
Current liabilities
Current portion of operating lease liabilities	64,423	1,844	34	—	—	66,301
Accounts payable	87,437	16,037	19,725	—	—	123,199
Interest and preferred dividends payable	20,075	3,698	4,400	—	(1)	28,172
Taxes accrued, including revenue taxes	107,552	25,372	22,876	—	(675)	155,125
Regulatory liabilities	17,000	5,901	7,469	—	—	30,370
Other	55,478	11,951	17,189	—	(14,618)	70,000
Total current liabilities	351,965	64,803	71,693	—	(15,294)	473,167
Deferred credits and other liabilities
Operating lease liabilities	71,431	12,353	318	—	—	84,102
Deferred income taxes	282,513	53,582	60,663	—	—	396,758
Regulatory liabilities	658,584	174,820	92,365	—	—	925,769
Unamortized tax credits	81,297	15,126	13,758	—	—	110,181
Defined benefit pension and other postretirement benefit plans liability	373,376	76,357	78,566	—	(6,013)	522,286
Other	66,489	20,871	27,744	—	—	115,104
Total deferred credits and other liabilities	1,533,690	353,109	273,414	—	(6,013)	2,154,200
Total capitalization and liabilities	$5,241,562	991,716	914,836	77	(653,283)	$6,494,908

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,411	5,606	3,594	—	—	$51,611
Plant and equipment	4,960,470	1,352,885	1,195,988	—	—	7,509,343
Less accumulated depreciation	(1,677,256)	(597,606)	(544,217)	—	—	(2,819,079)
Construction in progress	143,616	13,043	31,683	—	—	188,342
Utility property, plant and equipment, net	3,469,241	773,928	687,048	—	—	4,930,217
Nonutility property, plant and equipment, less accumulated depreciation	5,306	115	1,532	—	—	6,953
Total property, plant and equipment, net	3,474,547	774,043	688,580	—	—	4,937,170
Investment in wholly owned subsidiaries, at equity	626,890	—	—	—	(626,890)	—
Current assets
Cash and cash equivalents	42,205	3,046	2,032	77	—	47,360
Restricted cash	15,966	—	—	—	—	15,966
Advances to affiliates	26,700	—	—	—	(26,700)	—
Customer accounts receivable, net	102,736	23,989	21,107	—	—	147,832
Accrued unbilled revenues, net	73,628	13,631	13,777	—	—	101,036
Other accounts receivable, net	17,984	3,028	2,856	—	(16,195)	7,673
Fuel oil stock, at average cost	38,777	8,471	10,990	—	—	58,238
Materials and supplies, at average cost	38,786	9,896	18,662	—	—	67,344
Prepayments and other	34,306	5,197	4,580	—	—	44,083
Regulatory assets	22,095	1,954	6,386	—	—	30,435
Total current assets	413,183	69,212	80,390	77	(42,895)	519,967
Other long-term assets
Operating lease right-of-use assets	125,858	1,443	353	—	—	127,654
Regulatory assets	513,192	114,461	108,620	—	—	736,273
Other	98,307	17,992	20,010	—	—	136,309
Total other long-term assets	737,357	133,896	128,983	—	—	1,000,236
Total assets	$5,251,977	977,151	897,953	77	(669,785)	$6,457,373
Capitalization and liabilities
Capitalization
Common stock equity	$2,141,918	317,451	309,363	77	(626,891)	$2,141,918
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,116,426	216,447	228,429	—	—	1,561,302
Total capitalization	3,280,637	540,898	542,792	77	(626,891)	3,737,513
Current liabilities
Current portion of operating lease liabilities	64,599	98	33	—	—	64,730
Short-term borrowings-non-affiliate	49,979	—	—	—	—	49,979
Short-term borrowings-affiliate	—	18,800	7,900	—	(26,700)	—
Accounts payable	97,102	19,570	17,177	—	—	133,849
Interest and preferred dividends payable	14,480	3,138	2,790	—	(58)	20,350
Taxes accrued, including revenue taxes	135,018	29,869	27,637	—	—	192,524
Regulatory liabilities	20,224	8,785	8,292	—	—	37,301
Other	57,926	13,851	18,621	—	(16,136)	74,262
Total current liabilities	439,328	94,111	82,450	—	(42,894)	572,995
Deferred credits and other liabilities
Operating lease liabilities	67,824	1,344	326	—	—	69,494
Deferred income taxes	282,685	54,108	61,005	—	—	397,798
Regulatory liabilities	656,270	173,938	92,277	—	—	922,485
Unamortized tax credits	82,563	15,363	13,989	—	—	111,915
Defined benefit pension and other postretirement benefit plans liability	373,112	77,679	79,741	—	—	530,532
Other	69,558	19,710	25,373	—	—	114,641
Total deferred credits and other liabilities	1,532,012	342,142	272,711	—	—	2,146,865
Total capitalization and liabilities	$5,251,977	977,151	897,953	77	(669,785)	$6,457,373

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Three months ended March 31, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2020	$2,141,918	317,451	309,363	77	(626,891)	$2,141,918
Net income for common stock	43,358	6,692	5,818	—	(12,510)	43,358
Other comprehensive income, net of taxes	34	1	—	—	(1)	34
Common stock dividends	(27,925)	(3,650)	(3,776)	—	7,426	(27,925)
Balance, March 31, 2021	$2,157,385	320,494	311,405	77	(631,976)	$2,157,385

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Three months ended March 31, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2019	$2,047,352	298,998	292,870	101	(591,969)	$2,047,352
Net income for common stock	23,905	6,067	2,737	—	(8,804)	23,905
Other comprehensive income, net of taxes	26	1	—	—	(1)	26
Common stock dividends	(26,784)	(4,080)	(3,596)	—	7,676	(26,784)
Common stock issuance expenses	—	—	(1)	—	1	—
Balance, March 31, 2020	$2,044,499	300,986	292,010	101	(593,097)	$2,044,499

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$18,764	9,635	10,988	—	(7,426)	$31,961
Cash flows from investing activities
Capital expenditures	(45,293)	(12,728)	(12,340)	—	—	(70,361)
Advances from affiliates	26,700	—	—	—	(26,700)	—
Other	1,182	372	309	—	—	1,863
Net cash used in investing activities	(17,411)	(12,356)	(12,031)	—	(26,700)	(68,498)
Cash flows from financing activities
Common stock dividends	(27,925)	(3,650)	(3,776)	—	7,426	(27,925)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(270)	(134)	(95)	—	—	(499)
Repayment of short-term debt	(50,000)	—	—	—	—	(50,000)
Proceeds from issuance of long-term debt	60,000	30,000	25,000	—	—	115,000
Net decrease in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	—	(18,800)	(7,900)	—	26,700	—
Other	(96)	(11)	(9)	—	—	(116)
Net cash provided by (used in) financing activities	(18,291)	7,405	13,220	—	34,126	36,460
Net increase (decrease) in cash and cash equivalents	(16,938)	4,684	12,177	—	—	(77)
Cash, cash equivalents and restricted cash, beginning of period	58,171	3,046	2,032	77	—	63,326
Cash, cash equivalents and restricted cash, end of period	41,233	7,730	14,209	77	—	63,249
Less: Restricted cash	(11,506)	—	—	—	—	(11,506)
Cash and cash equivalents, end of period	$29,727	7,730	14,209	77	—	$51,743

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 4 · Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income and Comprehensive Income Data

	Three months ended March 31
(in thousands)	2021	2020
Interest and dividend income
Interest and fees on loans	$49,947	$55,545
Interest and dividends on investment securities	8,673	9,430
Total interest and dividend income	58,620	64,975
Interest expense
Interest on deposit liabilities	1,462	3,587
Interest on other borrowings	27	313
Total interest expense	1,489	3,900
Net interest income	57,131	61,075
Provision for credit losses	(8,435)	10,401
Net interest income after provision for credit losses	65,566	50,674
Noninterest income
Fees from other financial services	5,073	4,571
Fee income on deposit liabilities	3,863	5,113
Fee income on other financial products	2,442	1,872
Bank-owned life insurance	2,561	794
Mortgage banking income	4,300	2,000
Gain on sale of investment securities, net	528	—
Other income, net	272	413
Total noninterest income	19,039	14,763
Noninterest expense
Compensation and employee benefits	28,037	25,777
Occupancy	4,969	5,267
Data processing	4,351	3,837
Services	2,862	2,809
Equipment	2,222	2,339
Office supplies, printing and postage	1,044	1,341
Marketing	648	802
FDIC insurance	816	102
Other expense	2,554	4,194
Total noninterest expense	47,503	46,468
Income before income taxes	37,102	18,969
Income taxes	7,546	3,208
Net income	29,556	15,761
Other comprehensive income (loss), net of taxes	(45,754)	19,847
Comprehensive income (loss)	$(16,198)	$35,608

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Reconciliation to amounts per HEI Condensed Consolidated Statements of Income*:

	Three months ended March 31
(in thousands)	2021	2020
Interest and dividend income	$58,620	$64,975
Noninterest income	19,039	14,763
Less: Gain on sale of investment securities, net	528	—
*Revenues-Bank	77,131	79,738
Total interest expense	1,489	3,900
Provision for credit losses	(8,435)	10,401
Noninterest expense	47,503	46,468
Less: Retirement defined benefits expense (credit)—other than service costs	(1,278)	434
*Expenses-Bank	41,835	60,335
*Operating income-Bank	35,296	19,403
Add back: Retirement defined benefits expense (credit)—other than service costs	(1,278)	434
Add back: Gain on sale of investment securities, net	528	—
Income before income taxes	$37,102	$18,969

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	March 31, 2021		December 31, 2020
Assets
Cash and due from banks		$113,698		$178,422
Interest-bearing deposits		110,365		114,304
Cash and cash equivalents		224,063		292,726
Investment securities
Available-for-sale, at fair value		2,305,257		1,970,417
Held-to-maturity, at amortized cost (fair value of $285,599 and $229,963, respectively)		295,046		226,947
Stock in Federal Home Loan Bank, at cost		10,000		8,680
Loans held for investment		5,310,081		5,333,843
Allowance for credit losses		(91,793)		(101,201)
Net loans		5,218,288		5,232,642
Loans held for sale, at lower of cost or fair value		23,637		28,275
Other		559,543		554,656
Goodwill		82,190		82,190
Total assets		$8,718,024		$8,396,533
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$2,833,844		$2,598,500
Deposit liabilities—interest-bearing		4,911,450		4,788,457
Other borrowings		102,685		89,670
Other		154,418		183,731
Total liabilities		8,002,397		7,660,358
Commitments and contingencies
Common stock		1		1
Additional paid-in capital		352,408		351,758
Retained earnings		394,026		369,470
Accumulated other comprehensive income (loss), net of taxes
Net unrealized gains (losses) on securities	$(25,791)		$19,986
Retirement benefit plans	(5,017)	(30,808)	(5,040)	14,946
Total shareholder’s equity		715,627		736,175
Total liabilities and shareholder’s equity		$8,718,024		8,396,533

Other assets
Bank-owned life insurance		$162,821		$163,265
Premises and equipment, net		206,247		206,134
Accrued interest receivable		24,381		24,616
Mortgage-servicing rights		10,685		10,020
Low-income housing investments		80,791		83,435
Other		74,618		67,186
		$559,543		$554,656
Other liabilities
Accrued expenses		$55,073		$62,694
Federal and state income taxes payable		1,709		6,582
Cashier’s checks		29,363		38,011
Advance payments by borrowers		5,863		10,207
Other		62,410		66,237
		$154,418		$183,731

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Other borrowings consisted of securities sold under agreements to repurchase, federal funds purchased and advances from the Federal Home Loan Bank (FHLB) of $102.7 million, nil and nil, respectively, as of March 31, 2021 and $89.7 million, nil and nil, respectively, as of December 31, 2020.
Investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
March 31, 2021
Available-for-sale
U.S. Treasury and federal agency obligations	$55,969	$1,719	$(41)	$57,647	1	$4,908	$(41)	—	$—	$—
Mortgage-backed securities*	2,239,311	15,404	(53,363)	2,201,352	92	1,613,008	(53,344)	1	958	(19)
Corporate bonds	29,781	1,050	—	30,831	—	—	—	—	—	—
Mortgage revenue bonds	15,427	—	—	15,427	—	—	—	—	—	—
	$2,340,488	$18,173	$(53,404)	$2,305,257	93	$1,617,916	$(53,385)	1	$958	$(19)
Held-to-maturity
Mortgage-backed securities*	$295,046	$2,812	$(12,259)	$285,599	16	$220,908	$(12,259)	—	$—	$—
	$295,046	$2,812	$(12,259)	$285,599	16	$220,908	$(12,259)	—	$—	$—
December 31, 2020
Available-for-sale
U.S. Treasury and federal agency obligations	$60,260	$2,062	$—	$62,322	—	$—	$—	—	$—	$—
Mortgage-backed securities*	1,825,893	26,817	(3,151)	1,849,559	22	373,924	(3,151)	—	—	—
Corporate bonds	29,776	1,575	—	31,351	—	—	—	—	—	—
Mortgage revenue bonds	27,185	—	—	27,185	—	—	—	—	—	—
	$1,943,114	$30,454	$(3,151)	$1,970,417	22	$373,924	$(3,151)	—	$—	$—
Held-to-maturity
Mortgage-backed securities*	$226,947	$3,846	$(830)	$229,963	7	$114,152	$(830)	—	$—	$—
	$226,947	$3,846	$(830)	$229,963	7	$114,152	$(830)	—	$—	$—
* Issued or guaranteed by U.S. Government agencies or sponsored agencies
ASB does not believe that the investment securities that were in an unrealized loss position at March 31, 2021, represent a credit loss. Total gross unrealized losses were primarily attributable to change in market conditions. On a quarterly basis the investment securities are evaluated for changes in financial condition of the issuer. Based upon ASB’s evaluation, all securities held within the investment portfolio continue to be investment grade by one or more agencies. The contractual cash flows of the U.S. Treasury, federal agency obligations and agency mortgage-backed securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB’s investment securities portfolio did not require an allowance for credit losses at March 31, 2021 and December 31, 2020.
U.S. Treasury, federal agency obligations, corporate bonds, and mortgage revenue bonds have contractual terms to maturity. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The contractual maturities of investment securities were as follows:

March 31, 2021	Amortized cost	Fair value
(in thousands)
Available-for-sale
Due in one year or less	$11,996	$12,011
Due after one year through five years	43,530	45,180
Due after five years through ten years	30,224	31,287
Due after ten years	15,427	15,427
	101,177	103,905
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	2,239,311	2,201,352
Total available-for-sale securities	$2,340,488	$2,305,257
Held-to-maturity
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$295,046	$285,599
Total held-to-maturity securities	$295,046	$285,599
Proceeds from the sale of available-for-sale securities were $197.4 million and nil, respectively, for the three months ended March 31, 2021 and 2020. Gross realized gains and losses for the three months ended March 31, 2021 were $1.0 million and $0.5 million, respectively. Gross realized gains and losses for the three months ended March 31, 2020 were nil.
Loans. The components of loans were summarized as follows:

	March 31, 2021	December 31, 2020
(in thousands)
Real estate:
Residential 1-4 family	$2,107,537	$2,144,239
Commercial real estate	1,012,968	983,865
Home equity line of credit	901,462	963,578
Residential land	17,468	15,617
Commercial construction	114,455	121,424
Residential construction	13,365	11,022
Total real estate	4,167,255	4,239,745
Commercial	1,010,004	936,748
Consumer	148,511	168,733
Total loans	5,325,770	5,345,226
Deferred fees and discounts	(15,689)	(11,383)
Allowance for credit losses	(91,793)	(101,201)
Total loans, net	$5,218,288	$5,232,642
ASB's policy is to require private mortgage insurance on all real estate loans when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For non-owner occupied residential property purchases, the loan-to-value ratio may not exceed 75% of the lower of the appraised value or purchase price at origination.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Allowance for credit losses.  The allowance for credit losses (balances and changes) by portfolio segment were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Total
Three months ended March 31, 2021
Allowance for credit losses:
Beginning balance	$4,600	$35,607	$6,813	$609	$4,149	$11	$25,462	$23,950	$101,201
Charge-offs	—	—	(50)	—	—	—	(771)	(2,860)	(3,681)
Recoveries	3	—	15	10	—	—	273	1,007	1,308
Provision	658	(1,262)	(877)	(46)	(2,696)	5	(460)	(2,357)	(7,035)
Ending balance	$5,261	$34,345	$5,901	$573	$1,453	$16	$24,504	$19,740	$91,793
Three months ended March 31, 2020
Allowance for credit losses:
Beginning balance, prior to adoption of ASU No. 2016-13	$2,380	$15,053	$6,922	$449	$2,097	$3	$10,245	$16,206	$53,355
Impact of adopting ASU No. 2016-13	2,150	208	(541)	(64)	289	14	922	16,463	19,441
Charge-offs	—	—	—	(8)	—	—	(369)	(6,254)	(6,631)
Recoveries	53	—	6	9	—	—	186	764	1,018
Provision	(107)	1,326	(162)	(34)	1,060	(3)	1,993	5,828	9,901
Ending balance	$4,476	$16,587	$6,225	$352	$3,446	$14	$12,977	$33,007	$77,084

Allowance for loan commitments.  The allowance for loan commitments by portfolio segment were as follows:

(in thousands)	Home equity line of credit	Commercial construction	Commercial loans	Total
Three months ended March 31, 2021
Allowance for loan commitments:
Beginning balance	$300	$3,000	$1,000	$4,300
Provision	100	(1,700)	200	(1,400)
Ending balance	$400	$1,300	$1,200	$2,900
Three months ended March 31, 2020
Allowance for loan commitments:
Beginning balance, prior to adoption of ASU No. 2016-13	$392	$931	$418	$1,741
Impact of adopting ASU No. 2016-13	(92)	1,745	(94)	1,559
Provision	—	515	(15)	500
Ending balance	$300	$3,191	$309	$3,800
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The credit risk profile by vintage date based on payment activity or internally assigned grade for loans was as follows:

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Converted to term loans	Total
March 31, 2021
Residential 1-4 family
Current	$150,713	$549,327	$184,339	$97,560	$179,131	$934,471	$—	$—	$2,095,541
30-59 days past due	—	280	—	—	—	2,081	—	—	2,361
60-89 days past due	—	—	3,018	431	—	1,954	—	—	5,403
Greater than 89 days past due	—	—	942	—	—	3,290	—	—	4,232
	150,713	549,607	188,299	97,991	179,131	941,796	—	—	2,107,537
Home equity line of credit
Current	—	—	—	—	—	—	861,116	36,792	897,908
30-59 days past due	—	—	—	—	—	—	659	473	1,132
60-89 days past due	—	—	—	—	—	—	261	73	334
Greater than 89 days past due	—	—	—	—	—	—	1,243	845	2,088
	—	—	—	—	—	—	863,279	38,183	901,462
Residential land
Current	2,794	8,354	2,884	1,290	855	292	—	—	16,469
30-59 days past due	—	—	—	—	—	699	—	—	699
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	300	—	—	300
	2,794	8,354	2,884	1,290	855	1,291	—	—	17,468
Residential construction
Current	1,114	7,865	3,344	383	659	—	—	—	13,365
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	1,114	7,865	3,344	383	659	—	—	—	13,365
Consumer
Current	6,658	25,307	57,781	29,734	4,219	475	16,332	3,729	144,235
30-59 days past due	125	164	577	452	90	1	106	125	1,640
60-89 days past due	—	149	623	372	119	1	80	92	1,436
Greater than 89 days past due	—	218	356	280	56	1	199	90	1,200
	6,783	25,838	59,337	30,838	4,484	478	16,717	4,036	148,511
Commercial real estate
Pass	23,091	274,952	69,384	60,627	28,174	222,617	11,000	—	689,845
Special Mention	—	4,914	29,597	57,489	51,586	97,247	—	—	240,833
Substandard	—	—	14,647	4,170	1,877	61,596	—	—	82,290
Doubtful	—	—	—	—	—	—	—	—	—
	23,091	279,866	113,628	122,286	81,637	381,460	11,000	—	1,012,968
Commercial construction
Pass	—	21,414	39,513	26,990	—	2,917	20,972	—	111,806
Special Mention	245	2,404	—	—	—	—	—	—	2,649
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	245	23,818	39,513	26,990	—	2,917	20,972	—	114,455
Commercial
Pass	169,095	337,753	96,251	60,462	28,545	51,072	91,178	19,666	854,022
Special Mention	65	38,316	15,024	1,820	6,725	33,990	26,301	26	122,267
Substandard	—	275	7,921	2,004	3,765	11,276	6,665	1,809	33,715
Doubtful	—	—	—	—	—	—	—	—	—
	169,160	376,344	119,196	64,286	39,035	96,338	124,144	21,501	1,010,004
Total loans	$353,900	$1,271,692	$526,201	$344,064	$305,801	$1,424,280	$1,036,112	$63,720	$5,325,770

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Converted to term loans	Total
December 31, 2020
Residential 1-4 family
Current	$567,282	$218,988	$111,243	$203,916	$184,888	$849,788	$—	$—	$2,136,105
30-59 days past due	—	—	—	—	—	2,629	—	—	2,629
60-89 days past due	—	476	—	—	—	2,314	—	—	2,790
Greater than 89 days past due	—	—	—	353	—	2,362	—	—	2,715
	567,282	219,464	111,243	204,269	184,888	857,093	—	—	2,144,239
Home equity line of credit
Current	—	—	—	—	—	—	927,106	33,228	960,334
30-59 days past due	—	—	—	—	—	—	552	298	850
60-89 days past due	—	—	—	—	—	—	267	75	342
Greater than 89 days past due	—	—	—	—	—	—	1,463	589	2,052
	—	—	—	—	—	—	929,388	34,190	963,578
Residential land
Current	8,357	3,427	1,598	939	22	272	—	—	14,615
30-59 days past due	—	—	—	—	—	702	—	—	702
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	300	—	—	300
	8,357	3,427	1,598	939	22	1,274	—	—	15,617
Residential construction
Current	6,919	3,093	385	625	—	—	—	—	11,022
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	6,919	3,093	385	625	—	—	—	—	11,022
Consumer
Current	28,818	67,159	37,072	7,207	293	348	18,351	3,758	163,006
30-59 days past due	406	1,085	727	155	4	—	138	90	2,605
60-89 days past due	191	549	427	165	3	—	97	59	1,491
Greater than 89 days past due	131	532	409	119	7	—	262	171	1,631
	29,546	69,325	38,635	7,646	307	348	18,848	4,078	168,733
Commercial real estate
Pass	270,603	63,301	62,168	28,432	55,089	155,654	11,000	—	646,247
Special Mention	10,261	36,405	57,952	33,763	68,287	48,094	—	—	254,762
Substandard	—	14,720	4,181	1,892	4,423	57,640	—	—	82,856
Doubtful	—	—	—	—	—	—	—	—	—
	280,864	114,426	124,301	64,087	127,799	261,388	11,000	—	983,865
Commercial construction
Pass	14,480	31,965	26,990	—	5,562	—	22,517	—	101,514
Special Mention	1,910	—	—	18,000	—	—	—	—	19,910
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	16,390	31,965	26,990	18,000	5,562	—	22,517	—	121,424
Commercial
Pass	392,088	117,791	75,533	29,211	12,520	35,770	74,520	11,004	748,437
Special Mention	37,836	23,087	1,920	6,990	30,264	13,250	31,362	11,218	155,927
Substandard	304	7,785	2,043	4,017	7,542	3,113	5,265	1,928	31,997
Doubtful	—	—	—	—	—	—	387	—	387
	430,228	148,663	79,496	40,218	50,326	52,133	111,534	24,150	936,748
Total loans	$1,339,586	$590,363	$382,648	$335,784	$368,904	$1,172,236	$1,093,287	$62,418	$5,345,226

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Revolving loans converted to term loans during the three months ended March 31, 2021 in the commercial, home equity line of credit and consumer portfolios was $0.5 million, $6.2 million, and $0.7 million, respectively. Revolving loans converted to term loans during the three months ended March 31, 2020 in the commercial, home equity line of credit and consumer portfolios was $2.0 million, $1.8 million and $1.0 million, respectively.
The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Amortized cost> 90 days and accruing
March 31, 2021
Real estate:
Residential 1-4 family	$2,361	$5,403	$4,232	$11,996	$2,095,541	$2,107,537	$—
Commercial real estate	1,681	—	—	1,681	1,011,287	1,012,968	—
Home equity line of credit	1,132	334	2,088	3,554	897,908	901,462	—
Residential land	699	—	300	999	16,469	17,468	—
Commercial construction	—	—	—	—	114,455	114,455	—
Residential construction	—	—	—	—	13,365	13,365	—
Commercial	146	47	73	266	1,009,738	1,010,004	—
Consumer	1,640	1,436	1,200	4,276	144,235	148,511	—
Total loans	$7,659	$7,220	$7,893	$22,772	$5,302,998	$5,325,770	$—
December 31, 2020
Real estate:
Residential 1-4 family	$2,629	$2,790	$2,715	$8,134	$2,136,105	$2,144,239	$—
Commercial real estate	—	488	—	488	983,377	983,865	—
Home equity line of credit	850	342	2,052	3,244	960,334	963,578	—
Residential land	702	—	300	1,002	14,615	15,617	—
Commercial construction	—	—	—	—	121,424	121,424	—
Residential construction	—	—	—	—	11,022	11,022	—
Commercial	608	300	132	1,040	935,708	936,748	—
Consumer	2,605	1,491	1,631	5,727	163,006	168,733	—
Total loans	$7,394	$5,411	$6,830	$19,635	$5,325,591	$5,345,226	$—

The credit risk profile based on nonaccrual loans were as follows:

(in thousands)	March 31, 2021			December 31, 2020
	With a Related ACL	Without a Related ACL	Total	With a Related ACL	Without a Related ACL	Total
Real estate:
Residential 1-4 family	$16,945	$2,987	$19,932	$8,991	$2,835	$11,826
Commercial real estate	15,634	2,828	18,462	15,847	2,875	18,722
Home equity line of credit	5,075	1,587	6,662	5,791	1,567	7,358
Residential land	107	300	407	108	300	408
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	1,763	2,918	4,681	1,819	3,328	5,147
Consumer	3,192	—	3,192	3,935	—	3,935
Total	$42,716	$10,620	$53,336	$36,491	$10,905	$47,396

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The credit risk profile based on loans whose terms have been modified and accruing interest were as follows:

(in thousands)	March 31, 2021	December 31, 2020
Real estate:
Residential 1-4 family	$7,453	$7,932
Commercial real estate	3,254	3,281
Home equity line of credit	7,727	8,148
Residential land	1,738	1,555
Commercial construction	—	—
Residential construction	—	—
Commercial	5,737	6,108
Consumer	54	54
Total troubled debt restructured loans accruing interest	$25,963	$27,078

ASB did not recognize interest on nonaccrual loans for the three months ended March 31, 2021 and 2020.
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
Loan modifications that occurred during the first three months of 2021 and 2020 were as follows:

Loans modified as a TDR	Three months ended March 31, 2021
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	12	$8,283	$298
Commercial real estate	1	482	—
Home equity line of credit	1	170	21
Residential land	1	271	11
Commercial construction	—	—	—
Residential construction	—	—	—
Commercial	2	59	19
Consumer	—	—	—
	17	$9,265	$349

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	Three months ended March 31, 2020
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	1	$148	$8
Commercial real estate	2	16,584	4,281
Home equity line of credit	—	—	—
Residential land	—	—	—
Commercial construction	—	—	—
Residential construction	—	—	—
Commercial	4	756	278
Consumer	—	—	—
	7	$17,488	$4,567

1 The period end balances reflect all paydowns and charge-offs since the modification period. TDRs fully paid off, charged-off, or foreclosed upon by period end are not included.

There were no loans modified in TDRs that experienced a payment default of 90 days or more during the first three months of 2021 and 2020.
If a loan modified in a TDR subsequently defaults, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled nil at March 31, 2021 and December 31, 2020.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Collateral-dependent loans. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral. Loans considered collateral-dependent were as follows:

	March 31, 2021	December 31, 2020
(in thousands)	Amortized cost	Amortized cost	Collateral type
Real estate:
Residential 1-4 family	$2,782	$2,541	Residential real estate property
Commercial real estate	2,828	2,875	Commercial real estate property
Home equity line of credit	1,587	1,567	Residential real estate property
Residential land	300	300	Residential real estate property
Total real estate	7,497	7,283
Commercial	889	934	Business assets
Total	$8,386	$8,217
ASB had $3.8 million of mortgage loans collateralized by residential real estate property that were in the process of foreclosure at March 31, 2021 and December 31, 2020.
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $170.9 million and $72.5 million for the three months ended March 31, 2021 and 2020, respectively, and recognized gains on such sales of $4.3 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively.
There were no repurchased mortgage loans for the three months ended March 31, 2021 and 2020. The repurchase reserve was $0.1 million as of March 31, 2021 and 2020.
Mortgage servicing fees, a component of other income, net, were $0.9 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively.
Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount[1]	Accumulated amortization	Valuation allowance	Net carrying amount
March 31, 2021	$20,830	$(10,141)	$(4)	$10,685
December 31, 2020	22,950	(12,670)	(260)	10,020
1     Reflects impact of loans paid in full
Changes related to MSRs were as follows:

	Three months ended March 31
(in thousands)	2021	2020
Mortgage servicing rights
Beginning balance	$10,280	$9,101
Amount capitalized	1,547	636
Amortization	(1,138)	(617)
Other-than-temporary impairment	—	—
Carrying amount before valuation allowance	10,689	9,120
Valuation allowance for mortgage servicing rights
Beginning balance	260	—
Provision	(256)	—
Other-than-temporary impairment	—	—
Ending balance	4	—
Net carrying value of mortgage servicing rights	$10,685	$9,120

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
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
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Unpaid principal balance	$1,505,963	$1,450,312
Weighted average note rate	3.57%	3.68%
Weighted average discount rate	9.25%	9.25%
Weighted average prepayment speed	12.0%	17.7%
The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Prepayment rate:
25 basis points adverse rate change	$(659)	$(738)
50 basis points adverse rate change	(1,376)	(1,445)
Discount rate:
25 basis points adverse rate change	(110)	(68)
50 basis points adverse rate change	(218)	(135)
The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.
Other borrowings.  As of March 31, 2021 and December 31, 2020, ASB had no FHLB advances outstanding or federal funds purchased with the Federal Reserve Bank. ASB was in compliance with all Advances, Pledge and Security Agreement requirements as of March 31, 2021.
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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheets	Net amount of liabilities presented in the Balance Sheets
Repurchase agreements
March 31, 2021	$103	$—	$103
December 31, 2020	90	—	90

	Gross amount not offset in the Balance Sheets
(in millions)	Net amount of liabilities presented in the Balance Sheets	Financial instruments	Cash collateral pledged
Commercial account holders
March 31, 2021	$103	$122	$—
December 31, 2020	90	92	—

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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	March 31, 2021		December 31, 2020
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$49,316	$438	$120,980	$4,536
Forward commitments	49,500	340	100,500	(500)
ASB’s derivative financial instruments, their fair values and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	March 31, 2021		December 31, 2020
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$456	$(18)	$4,536	$—
Forward commitments	340	—	—	500
	$796	$(18)	$4,536	$500
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statements of Income	Three months ended March 31
(in thousands)		2021	2020
Interest rate lock commitments	Mortgage banking income	$(4,098)	$1,555
Forward commitments	Mortgage banking income	840	(543)
		$(3,258)	$1,012
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $37.8 million and $41.0 million at March 31, 2021 and December 31, 2020, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. As of March 31, 2021, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 5 · Credit agreements
HEI and Hawaiian Electric each entered into a separate agreement with a syndicate of eight financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Credit Facilities), effective July 3, 2017, to amend and restate their respective previously existing revolving unsecured credit agreements. The $150 million HEI Facility and $200 million Hawaiian Electric Facility both will terminate on June 30, 2022. Neither of the facilities are collateralized. As of March 31, 2021 and December 31, 2020, no amounts were outstanding under the Credit Facilities.
The Credit Facilities will be maintained to support each company’s respective short-term commercial paper program, but may be drawn on to meet each company’s respective working capital needs and general corporate purposes.
Hawaiian Electric has a $75 million 364-day revolving credit agreement with no amount outstanding at March 31, 2021. On April 19, 2021, the revolving credit agreement terminated and was not renewed.

Note 6 · Shareholders’ equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2020	$19,986	$(3,363)	$(17,887)	$(1,264)	$(2,919)
Current period other comprehensive income (loss)	(45,777)	1,562	199	(44,016)	34
Balance, March 31, 2021	$(25,791)	$(1,801)	$(17,688)	$(45,280)	$(2,885)
Balance, December 31, 2019	$2,481	$(1,613)	$(20,907)	$(20,039)	$(1,279)
Current period other comprehensive income (loss)	19,448	(1,784)	548	18,212	26
Balance, March 31, 2020	$21,929	$(3,397)	$(20,359)	$(1,827)	$(1,253)

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI		Affected line item in the Statements of Income / Balance Sheets
Three months ended March 31	2021	2020
(in thousands)
HEI consolidated
Net realized gains on securities included in net income	$(387)	$—	Gain on sale of investment securities, net
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	6,010	5,706	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	(5,811)	(5,158)	See Note 8 for additional details
Total reclassifications	$(188)	$548
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$5,845	$5,184	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	(5,811)	(5,158)	See Note 8 for additional details
Total reclassifications	$34	$26

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 7 · Revenues
Revenue from contracts with customers. The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended March 31, 2021
(in thousands)	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$181,239	$—	$—	$181,239
Electric energy sales - commercial	168,465	—	—	168,465
Electric energy sales - large light and power	176,815	—	—	176,815
Electric energy sales - other	2,479	—	—	2,479
Bank fees	—	11,378	—	11,378
Other sales	—	—	924	924
Total revenues from contracts with customers	528,998	11,378	924	541,300
Revenues from other sources
Regulatory revenue	$28,429	$—	$—	$28,429
Bank interest and dividend income	—	58,620	—	58,620
Other bank noninterest income	—	7,133	—	7,133
Other	7,437	—	27	7,464
Total revenues from other sources	35,866	65,753	27	101,646
Total revenues	$564,864	$77,131	$951	$642,946
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$11,378	$—	$11,378
Services/goods transferred over time	528,998	—	924	529,922
Total revenues from contracts with customers	$528,998	$11,378	$924	$541,300

	Three months ended March 31, 2020
(in thousands)	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$190,266	$—	$—	$190,266
Electric energy sales - commercial	197,105	—	—	197,105
Electric energy sales - large light and power	216,220	—	—	216,220
Electric energy sales - other	3,458	—	—	3,458
Bank fees	—	11,556	—	11,556
Total revenues from contracts with customers	607,049	11,556	—	618,605
Revenues from other sources
Regulatory revenue	(15,304)	—	—	(15,304)
Bank interest and dividend income	—	64,975	—	64,975
Other bank noninterest income	—	3,207	—	3,207
Other	5,697	—	6	5,703
Total revenues from other sources	(9,607)	68,182	6	58,581
Total revenues	$597,442	$79,738	$6	$677,186
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$11,556	$—	$11,556
Services/goods transferred over time	607,049	—	—	607,049
Total revenues from contracts with customers	$607,049	$11,556	$—	$618,605
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at the beginning of the period or as of March 31, 2021. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s condensed consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
As of March 31, 2021, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.
Note 8 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first three months of 2021, the Company contributed $9 million ($9 million by the Utilities) to its pension and other postretirement benefit plans, compared to $17 million ($17 million by the Utilities) in the first three months of 2020. The Company’s current estimate of total contributions to its pension and other postretirement benefit plans in 2021 is $52 million ($51 million by the Utilities, $1 million by HEI and nil by ASB), compared to $71 million ($70 million by the Utilities, $1 million by HEI and nil by ASB) in 2020. In addition, the Company expects to pay directly $3 million ($1 million by the Utilities) of benefits in 2021, compared to $2 million ($1 million by the Utilities) paid in 2020.
The components of net periodic pension costs (NPPC) and net periodic benefit costs (NPBC) for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Pension benefits		Other benefits
Three months ended March 31	2021	2020	2021	2020
(in thousands)
HEI consolidated
Service cost	$20,464	$18,363	$705	$631
Interest cost	18,801	20,163	1,569	1,855
Expected return on plan assets	(33,067)	(28,466)	(3,233)	(3,038)
Amortization of net prior period (gain)/cost	—	3	(383)	(440)
Amortization of net actuarial losses[1]	1,556	8,057	254	50
Net periodic pension/benefit cost (return)	7,754	18,120	(1,088)	(942)
Impact of PUC D&Os	11,167	6,262	970	777
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$18,921	$24,382	$(118)	$(165)
Hawaiian Electric consolidated
Service cost	$19,994	$17,891	$699	$626
Interest cost	17,531	18,715	1,504	1,782
Expected return on plan assets	(31,368)	(26,855)	(3,182)	(2,990)
Amortization of net prior period (gain)/cost	—	2	(383)	(440)
Amortization of net actuarial losses[1]	2,559	7,368	250	51
Net periodic pension/benefit cost (return)	8,716	17,121	(1,112)	(971)
Impact of PUC D&Os	11,167	6,262	970	777
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$19,883	$23,383	$(142)	$(194)
1 Three months ended March 31, 2021 amounts include the one-time cumulative impact of the change in accounting principle for the plans’ fixed income securities from the calculated market-related value method to the fair value method, which was recorded in the first quarter of 2021.
HEI consolidated recorded retirement benefits expense of $11 million ($12 million by the Utilities) in the first three months of 2021 and $15 million ($14 million by the Utilities) in the first three months of 2020 and charged the remaining net periodic benefit cost primarily to electric utility plant.
Effective January 1, 2021, the Company adopted a change in accounting principle for the plans’ fixed income securities from the calculated market-related value method to the fair value method in the calculation of the expected return on plan assets component of NPPC and NPBC. The remaining plan assets continue to use the calculated market-related value methodology. The Company considers the fair value approach to be preferable for its fixed-income securities portfolio because it results in a current reflection of the changes in the value of plan assets in a way similar to the obligations it is intended to hedge. The Company evaluated the effect of this change in accounting principle and deemed it to be immaterial to the historical financial statements of the Company and Hawaiian Electric and, therefore, did not account for the change retrospectively and recorded the cumulative effects from the change in accounting principle in earnings for non-Utility businesses in the first quarter of 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Amounts related to the Utilities were reflected as adjustments to regulatory assets as appropriate, consistent with the expected regulatory treatment as described in the following paragraph.
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
Defined contribution plans information.  For the first three months of 2021 and 2020, the Company’s expenses for its defined contribution plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $1.7 million and $1.8 million, respectively, and cash contributions were $1.8 million and $3.2 million, respectively. For the first three months of 2021 and 2020, the Utilities’ expenses and cash contributions for its defined contribution plan under the HEIRSP were $0.8 million and $0.7 million, respectively.

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
As of March 31, 2021, approximately 2.9 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 0.9 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. In June 2019, an additional 300,000 shares were made available for issuance under the 2011 Director Plan. As of March 31, 2021, there were 274,163 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended March 31
(in millions)	2021	2020
HEI consolidated
Share-based compensation expense [1]	$2.6	$1.7
Income tax benefit	0.4	0.3
Hawaiian Electric consolidated
Share-based compensation expense [1]	1.1	0.8
Income tax benefit	0.3	0.1
1    For the three months ended March 31, 2021 and 2020, the Company has not capitalized any share-based compensation.
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

	Three months ended March 31
(dollars in thousands)	2021	2020
Shares granted	—	468
Fair value	$—	$23
Income tax benefit	—	6
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI common stock on the grant date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended March 31
	2021		2020
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	193,939	$40.89	207,641	$35.36
Granted	127,598	33.98	77,679	48.11
Vested	(78,988)	38.51	(77,719)	34.19
Forfeited	(6,358)	42.20	(4,160)	35.81
Outstanding, end of period	236,191	$37.91	203,441	$40.67
Total weighted-average grant-date fair value of shares granted (in millions)	$4.3		$3.7
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the three months ended March 31, 2021 and 2020, total restricted stock units and related dividends that vested had a fair value of $3.0 million and $4.2 million, respectively, and the related tax benefits were $0.6 million and $0.7 million, respectively.
As of March 31, 2021, there was $8.3 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.6 years.
Long-term incentive plan payable in stock.  The 2019-2021, 2020-2022 and 2021-2023 long-term incentive plans (LTIP) provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals, including a market condition goal. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made, subject to the achievement of specified performance levels and calculated dividend equivalents. The potential payout varies from 0% to 200% of the number of target shares, depending on the achievement of the goals. The market condition goal is based on HEI’s total shareholder return (TSR) compared to the Edison Electric Institute Index over the relevant three-year period. The other performance condition goals relate to EPS growth, return on average common equity (ROACE), renewable portfolio standards, Hawaiian Electric’s net income growth, ASB’s efficiency ratio and strategic initiatives and Pacific Current’s EBITDA growth and return on average invested capital.
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended March 31
	2021		2020
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	89,222	$42.10	96,402	$39.62
Granted	44,210	41.12	24,630	48.62
Vested (issued or unissued and cancelled)	(32,355)	38.20	(29,409)	39.51
Forfeited	(1,024)	45.89	(1,007)	41.72
Outstanding, end of period	100,053	$42.89	90,616	$42.08
Total weighted-average grant-date fair value of shares granted (in millions)	$1.8		$1.2
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TSR and the resulting fair value of LTIP awards granted:

	2021	2020
Risk-free interest rate	0.19%	1.39%
Expected life in years	3	3
Expected volatility	29.9%	13.1%
Range of expected volatility for Peer Group	25.6% to 102.9%	13.6% to 95.4%
Grant date fair value (per share)	$41.12	$48.62
For the three months ended March 31, 2021 and 2020, total vested LTIP awards linked to TSR and related dividends had a fair value of $0.8 million and $2.6 million, respectively, and the related tax benefits were $0.2 million and $0.4 million, respectively.
As of March 31, 2021, there was $2.6 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.9 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended March 31
	2021		2020
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	220,715	$41.03	403,768	$35.15
Granted	176,844	33.98	98,522	48.10
Vested	(43,155)	34.12	(135,804)	33.48
Increase above target (cancelled)	(14,604)	43.90	(26,111)	34.13
Forfeited	(4,098)	44.36	(4,031)	39.67
Outstanding, end of period	335,702	$38.04	336,344	$39.64
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$6.0		$4.7
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the three months ended March 31, 2021 and 2020, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $1.7 million and $7.6 million, respectively, and the related tax benefits were $0.4 million and $1.2 million, respectively.
As of March 31, 2021, there was $8.0 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 2.0 years.

Note 10 · Income taxes
The Company’s and the Utilities’ effective tax rates (combined federal and state income tax rates) were 19% and 20%, respectively, for the three months ended March 31, 2021. These rates differed from the combined statutory rates, due primarily to the Utilities’ amortization of excess deferred income taxes related to the provision in the Tax Act that lowered the federal income tax rate from 35% to 21%, the tax benefits derived from the low income housing tax credit investments and the non-taxability of the bank-owned life insurance income. The Company’s and the Utilities’ effective tax rates were 15% and 18%, respectively, for the three months ended March 31, 2020.
In August 2020, the Internal Revenue Service notified the Company that its 2017 and 2018 income tax returns would be examined. The Company was previously audited every year through 2011, at which time the IRS changed their internal policies regarding audit frequency. The Company has received several initial requests for general tax return information and has responded or is in the process of responding to such requests.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 11 · Cash flows

Three months ended March 31	2021	2020
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates, net of amounts capitalized	$15	$18
Income taxes paid (including refundable credits)	—	—
Income taxes refunded (including refundable credits)	—	—
Hawaiian Electric consolidated
Interest paid to non-affiliates	9	9
Income taxes paid (including refundable credits)	—	—
Income taxes refunded (including refundable credits)	—	—
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	28	32
Reduction of long-term debt from funds previously transferred for repayment (financing)	—	82
Right-of-use assets obtained in exchange for operating lease obligations (investing)	28	19
Common stock issued (gross) for director and executive/management compensation (financing)[1]	6	14
Hawaiian Electric consolidated
Electric utility property, plant and equipment unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	24	27
Reduction of long-term debt from funds previously transferred for repayment (financing)	—	82
Right-of-use assets obtained in exchange for operating lease obligations (investing)	28	16
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

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
March 31, 2021
Financial assets
HEI consolidated
Available-for-sale investment securities	$2,305,257	$—	$2,289,830	$15,427	$2,305,257
Held-to-maturity investment securities	295,046	—	285,599	—	285,599
Loans, net	5,241,925	—	23,637	5,352,496	5,376,133
Mortgage servicing rights	10,685	—	—	13,659	13,659
Derivative assets	103,077	340	745	—	1,085
Financial liabilities
HEI consolidated
Deposit liabilities	514,303	—	516,524	—	516,524
Short-term borrowings—other than bank	100,242	—	100,242	—	100,242
Other bank borrowings	102,685	—	102,684	—	102,684
Long-term debt, net—other than bank	2,229,738	—	2,492,539	—	2,492,539
Derivative liabilities	32,739	—	2,834	—	2,834
Hawaiian Electric consolidated
Long-term debt, net	1,675,863	—	1,904,613	—	1,904,613
December 31, 2020
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,970,417	$—	$1,943,232	$27,185	$1,970,417
Held-to-maturity investment securities	226,947	—	229,963	—	229,963
Loans, net	5,260,917	—	28,354	5,410,976	5,439,330
Mortgage servicing rights	10,020	—	—	10,705	10,705
Derivative assets	120,980	—	4,536	—	4,536
Financial liabilities
HEI consolidated
Deposit liabilities	548,830	—	552,800	—	552,800
Short-term borrowings—other than bank	129,379	—	129,379	—	129,379
Other bank borrowings	89,670	—	89,669	—	89,669
Long-term debt, net—other than bank	2,119,129	—	2,487,790	—	2,487,790
Derivative liabilities	137,500	500	4,530	—	5,030
Hawaiian Electric consolidated
Short-term borrowings	49,979	—	49,979	—	49,979
Long-term debt, net	1,561,302	—	1,890,490	—	1,890,490

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2021			December 31, 2020
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$—	$2,201,352	$—	$—	$1,849,559	$—
U.S. Treasury and federal agency obligations	—	57,647	—	—	62,322	—
Corporate bonds	—	30,831	—	—	31,351	—
Mortgage revenue bonds	—	—	15,427	—	—	27,185
	$—	$2,289,830	$15,427	$—	$1,943,232	$27,185
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$456	$—	$—	$4,536	$—
Forward commitments (bank segment)[1]	340	—	—	—	—	—
Interest rate swap (Other segment)[2]	—	289	—	—	—	—
	$340	$745	$—	$—	$4,536	$—
Derivative liabilities
Interest rate lock commitments (bank segment)[1]	$—	$18	$—	$—	$—	$—
Forward commitments (bank segment)[1]	—	—	—	500	—	—
Interest rate swap (Other segment)[2]	—	2,816	—	—	4,530	—
	$—	$2,834	$—	$500	$4,530	$—
1     Derivatives are carried at fair value in other assets or other liabilities in the balance sheets with changes in value included in mortgage banking income.
2     Derivatives are included in other assets and other liabilities in the balance sheets.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Three months ended March 31
Mortgage revenue bonds	2021	2020
(in thousands)
Beginning balance	$27,185	$28,597
Principal payments received	(11,758)	—
Purchases	—	129
Unrealized gain (loss) included in other comprehensive income	—	—
Ending balance	$15,427	$28,726
Mortgage revenue bonds are issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of March 31, 2021, the weighted average discount rate was 2.07%, which was derived by incorporating a credit spread over the one month LIBOR rate. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

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

		Fair value measurements using
(in thousands)	Balance	Level 1	Level 2	Level 3
March 31, 2021
Loans	$69	$—	$—	$69
Mortgage servicing rights	61	—	—	61
December 31, 2020
Loans	387	—	—	387
Mortgage servicing rights	3,001	—	—	3,001
For the three months ended March 31, 2021 and 2020, there were no adjustments to fair value for ASB’s loans held for sale.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value (1)
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
March 31, 2021
Home equity lines of credit	$69	Fair value of collateral	Appraised value less selling cost	N/A (2)	N/A (2)
Mortgage servicing rights	61	Discounted cash flow	Prepayment speed	17% - 24%	17%
			Discount rate		9.3%
December 31, 2020
Commercial loan	$387	Fair value of collateral	Appraised value less selling cost	N/A (2)	N/A (2)
Mortgage servicing rights	3,001	Discounted cash flow	Prepayment speed	15% - 22%	22%
			Discount rate		9.3%
(1) Represents percent of outstanding principal balance.
(2) N/A - Not applicable. There is one asset in each fair value measurement type.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2020 Form 10-K and should be read in conjunction with such discussion and the 2020 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2020 Form 10-K, as well as the quarterly (as of and for the three months ended March 31, 2021) condensed consolidated financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
Recent developments—COVID-19.
In 2020, the Company made significant progress on a number of strategic initiatives despite the ongoing impact of COVID-19 on the community, customers, and employees, including advancing the state’s renewable energy transition through Hawaii’s largest-ever renewable energy and storage procurements, preparing for and implementing the new PBR framework to facilitate the renewable energy transition and align the regulatory framework with customer interests and policy goals, and accelerating the Bank’s digital Anytime, Anywhere Banking model.
In 2021, while economic conditions have improved, the Company’s top priority remains unchanged, which is to ensure the continued safety and well-being of customers, employees, their families and the community. The Company’s mandatory work-from-home policy remains in effect through July 30, 2021 for certain employees and this policy has not impaired the Company’s ability to maintain effective internal controls over financial reporting. For personnel that cannot perform their work remotely, the Company has maintained safety protocols and policies to keep employees safe, while at the same time ensuring the reliability and resilience of its operations.
New COVID-19 cases in Hawaii have remained at a relatively low level, approximately 77 average daily new cases in the last seven days per 100,000 residents as of April 27, 2021, and new cases have been on a downtrend since early April. Hawaii vaccinations have increased at a rapid pace, with approximately 37% of the state’s population fully vaccinated as of April 27, 2021. On April 19, the City & County of Honolulu opened vaccinations to all persons age 16 and older, which is expected to further accelerate the pace and proportion of the population vaccinated.
In light of the ongoing global COVID-19 vaccination effort and the gradual reopening of economies, the Company expects that the Hawaii economy will begin to improve at an increasing pace. However, in the first quarter of 2021, kWh sales continue to be impacted and decreased 4.8% compared to the first quarter of 2020 as the demand for electricity continues to remain lower than pre-pandemic levels. While the decrease in kWh sales does not affect Utility revenues due to decoupling, it may increase the price per kWh paid by customers. See “Current Decoupling” in Note 3 of the Condensed Consolidated Financial Statements for a discussion of decoupling. At the Bank, lower net charge offs, improved credit quality as a result of an overall strengthening of the Hawaii economy, and credit upgrades within the commercial loan portfolio resulted in a $8.4 million provision reversal in the first quarter of 2021 to reduce the allowance for credit losses. For further discussion of the impact of the COVID-19 pandemic on our subsidiaries see “Recent Developments—COVID-19” in the Electric Utility and Bank sections below. There has been no material impact on the “Other” segment and Pacific Current as a result of the COVID-19 pandemic as the primary businesses of Pacific Current are supported by PPAs that provide for contractual cash flows with credit-worthy counterparties.
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
The Company issued its first ESG report in September 2020. The report encompassed ESG policies, principles and results reported during 2019 across the Company’s two primary operating subsidiaries, Hawaiian Electric and ASB, and was aligned with Sustainability Accounting Standards Board (SASB) guidance—using the electric utilities standard for Hawaiian Electric, and the commercial banks, commercial finance, and mortgage finance standards for ASB. On April 22, 2021, the Company issued its second ESG report. This report continues to include SASB disclosures for Hawaiian Electric and ASB and incorporates disclosures regarding risks and opportunities related to climate change, as well as associated risk management and governance processes, based on recommendations from the Task Force on Climate-related Financial Disclosures. It also outlines key impacts for the Company under two climate scenarios, including a scenario targeted to limit global temperature rise to 2 degrees Celsius or lower. The Company’s ESG reports can be found at www.hei.com/esg.

RESULTS OF OPERATIONS

	Three months ended March 31		%
(in thousands)	2021	2020	change	Primary reason(s)*
Revenues	$642,946	$677,186	(5)	Decrease for the electric utility and bank segments
Operating income	98,031	59,702	64	Increase for the electric utility and bank segments, partly offset by higher operating losses at the other segment
Net income for common stock	64,358	33,420	93	Increase due to higher net income at the electric utility and bank segments, partly offset by higher net loss at the other segment. See below for effective tax rate explanation
*     Also, see segment discussions which follow.
The Company’s effective tax rates for the first three months of 2021 and 2020 were 19% and 15%, respectively. The effective tax rates were higher for the three months ended March 31, 2021 compared to the same period in 2020 due primarily to higher excess tax benefits related to vesting of share-based awards in 2020.
Economic conditions.
Note: The statistical data in this section is from public third-party sources that management believes to be reliable (e.g., Department of Business, Economic Development and Tourism (DBEDT), University of Hawaii Economic Research Organization (UHERO), Department of Health of the State of Hawaii , U.S. Bureau of Labor Statistics, Department of Labor and Industrial Relations (DLIR), Hawaii Tourism Authority (HTA), Honolulu Board of REALTORS® and national and local news media).
The CARES Act was passed by Congress and signed into law on March 27, 2020. The economic relief package totals more than $2 trillion and provides direct economic support to businesses and individuals. On December 27, 2020, the President signed into law the $900 billion economic stimulus package that provides, among others, direct payments to qualifying individuals, extended unemployment benefits, and additional small business aid. On March 11, 2021, the President signed into law the $1.9 trillion coronavirus relief package. The plan will send direct payments of up to $1,400 to most Americans. The bill will also extend a $300 per week unemployment insurance boost until September 6 and expand the child tax credit for a year. It will also put nearly $20 billion into COVID-19 vaccinations, $25 billion into rental and utility assistance, and $350 billion into state, local and tribal relief. Hawaii has received a significant amount of funds through these various federal assistance programs that will help attenuate the impact to Hawaii’s economy.
In September 2020, the City and County of Honolulu announced a framework for reducing the spread of COVID-19 on Oahu, which tracks metrics that dictate the extent of restrictions on businesses and activities. There are four tiers with Tier 1 being the most restrictive. The minimum amount of time spent in each tier is four weeks. In order to move to the next higher tier, the last two weeks of a tier must meet the higher tier’s criteria. If a lower tier’s average daily case count is realized for two weeks in a row, the county will move back to the lower tier for a minimum of four weeks. On February 25, 2021, the county of Honolulu moved from Tier 2 to Tier 3, which allows greater density for business and other social activities. Since that time, case counts have increased modestly such that the 7-day average new case counts have fallen between 50-100, which is consistent with the Tier 2 level, but the governor and mayor agreed to remain in Tier 3 for the next four weeks as vaccinations are more widely administered. As of April 27, 2021, approximately 37% of the state’s population have been fully vaccinated.
See “Recent Developments—COVID-19” in the “Electric utility” and “Bank” sections below for further discussion of the economic impact caused by the pandemic.
Hawaii’s tourism industry, a significant driver of Hawaii’s economy, suffered dramatically with a 73.8% reduction in total visitor arrivals in 2020 compared with 2019. Starting October 15, 2020, the state launched its Safe Travels Program that allows travelers to avoid the mandatory 14-day quarantine if they test negative for COVID-19 within 72 hours of departure. Since the launch of the program, the average daily passenger arrivals have gradually improved, but remain below pre-pandemic levels. For the first quarter of 2021, passenger counts were 56.2% lower than the comparable period in the prior year, which included pre-pandemic travel activity, and averaged 11,018 passengers per day. However, with the ongoing vaccination efforts across the nation and the implementation of the Safe Travels Program, average daily passenger counts have steadily increased throughout the quarter, with March counts 117% above January counts and a new 2021 year-to-date high of 22,913 daily visitor arrivals was achieved on April 3, 2021.
Due to the effects of the measures to contain the COVID-19 pandemic, Hawaii’s seasonally adjusted unemployment rate in March 2021 was 9.0%, which was substantially higher compared to the March 2020 rate of 2.1%. The national unemployment rate in March 2021 was 6.0% compared to 4.4% in March 2020. Hawaii’s unemployment rate is expected to gradually improve now that restrictions on travel have been reduced significantly and vaccine distribution has progressed.
Hawaii real estate activity through March 2021, as indicated by Oahu’s home resale market, drove an increase in the median sales price of 5.8% for condominiums and 17.3% for single family homes compared to the same period in 2020. The number of closed sales was up 32.5% for condominiums and up 11.9% for single family residential homes for the first three months of 2021 compared the same period in 2020.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. The price of crude oil gradually increased during the 4th quarter of last year and the trend has continued during the first two months of this year.
At its March 17, 2021 meeting, the Federal Open Market Committee (FOMC) decided to maintain the federal funds rate target range of 0%-0.25%. The FOMC plans to continue to maintain an accommodative stance of monetary policy to achieve maximum employment and inflation at the rate of 2 percent over the long run. The Federal Reserve stated that it will increase its holdings of Treasury securities and agency mortgage-backed securities at least at the current pace to sustain smooth market functioning and help foster accommodative financial conditions, thereby supporting the flow of credit to households and businesses.
The most recent interim forecast by UHERO, which was issued on March 5, 2021, forecasts full year 2021 real GDP growth of 3.7%, increase in total visitor arrivals of 81.8%, decrease in real personal income of -1.1%, and an unemployment rate of 7.1%. This forecast reflects an acceleration of the pace of the recovery of the Hawaii economy as compared to the prior forecast, but a full recovery is still several years out.

The Company expects that if economic conditions worsen from current levels or remain depressed for an extended period of time, it could have a material unfavorable impact on the Company’s net revenues or income from continuing operations in 2021.
“Other” segment.

	Three months ended March 31
(in thousands)	2021	2020	Primary reason(s)
Revenues	$951	$6	Increase in other sales at Pacific Current subsidiaries.
Operating loss	(6,379)	(3,659)
The operating income for the first three months of 2021 from Pacific Current[1] was comparable to the same period in 2020. Corporate expenses for the first three months of 2021 was $2.5 million higher than the same period in 2020, primarily due to higher charitable donations and incentive compensation.

Net loss	(8,556)	(6,246)	The net loss for the first three months of 2021 was higher than the net loss for the first three months of 2020 due to the same factors cited for the change in operating loss.
1     Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation.

The “other” business segment loss includes results of the stand-alone corporate operations of HEI (including eliminations of intercompany transactions) and ASB Hawaii, Inc. (ASB Hawaii), as well as the results of Pacific Current, a direct subsidiary of HEI focused on investing in clean energy and sustainable infrastructure projects; Pacific Current’s indirect subsidiary, Hamakua Energy, which owns a 60-MW combined cycle power plant that provides electricity to Hawaii Electric Light; Pacific Current’s subsidiaries, Mauo, LLC (Mauo), which owns solar-plus-storage projects totaling 8.6 MW on five University of Hawaii campuses; and Ka‘ie‘ie Waho Company, LLC, which owns a 6 MW solar photovoltaic system that provides renewable energy to Kauai Island Utility Cooperative; as well as eliminations of intercompany transactions.

FINANCIAL CONDITION
Liquidity and capital resources.  As of March 31, 2021, there was no balance on HEI’s revolving credit facility or Hawaiian Electric’s revolving credit facilities and the available committed capacity under the facilities was $150 million and $275 million, respectively. On April 19, 2021, Hawaiian Electric’s $75 million 364-day revolving credit agreement terminated and was not renewed. At the end of the quarter, HEI and Hawaiian Electric had approximately $100 million and nil of commercial paper outstanding, respectively. As of March 31, 2021, ASB’s unused FHLB borrowing capacity was approximately $2.0 billion and ASB had unpledged investment securities of $2.0 billion.
The Company expects that its liquidity will continue to be moderately impacted at the Utilities due to COVID-19. For the Utilities, the high level of unemployment in the state and the moratorium on customer disconnections (which moratorium is currently in place through May 31, 2021) are expected to result in higher accounts receivable balances, bad debt expense and write-offs. Additionally, lower kWh sales generally result in delayed timing of cash flows, resulting in higher working capital requirements (see “Recent Developments—COVID-19” in the Electric utility section below). At ASB, liquidity remains at satisfactory levels largely due to U.S. economic stimulus programs implemented as a result of COVID-19 that led to a substantial increase in customer deposits. ASB’s cash and cash equivalents was $224 million as of March 31, 2021, compared to $293 million as of December 31, 2020. ASB remains well above the “well capitalized” level, and while the economic outlook has improved, there continues to be uncertainty regarding COVID-19’s impact on loan performance and the allowance for credit losses (see “Recent Developments — COVID-19” in the Bank section below).
On January 14, 2021, the Utilities received $115 million of proceeds using a delayed draw feature under a private placement executed on October 29, 2020 and used the funds to finance capital expenditures and reimburse funds used for the payment of capital expenditures.
On January 28, 2021, HEI received $46 million of proceeds using a delayed draw feature under a private placement executed on November 17, 2020. The proceeds were used to repay the remaining balance of $15 million on HEI’s $65 million 364-day term loan, with the remainder used to pay down commercial paper balances and prefund maturing debt. The second tranche of $29 million was drawn on April 16, 2021 and was used to pay down HEI’s commercial paper balances.
As of March 31, 2021 and December 31, 2020, the total amount of available borrowing capacity (net of commercial paper outstanding) under the Company’s committed lines of credit was approximately $325 million and $360 million, respectively.
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
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	March 31, 2021		December 31, 2020
Short-term borrowings—other than bank	$100	2%	$129	3%
Long-term debt, net—other than bank	2,230	48	2,119	46
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,321	49	2,338	50
	$4,685	100%	$4,620	100%

HEI’s commercial paper borrowings and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Three months ended March 31, 2021	March 31, 2021	December 31, 2020
Commercial paper	$47	$100	$65
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility		150	150
Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s short-term commercial paper borrowings during the first three months of 2021 was $100 million.
On March 17, 2021, Standard & Poor’s (S&P) revised HEI’s outlook to stable from positive and affirmed the “BBB-” issuer credit rating and “A-3” short-term and commercial paper ratings. On April 20, 2021, Moody’s Investor Service’s (Moody’s) upgraded HEI’s short-term rating for commercial paper to “P-2” from “P-3” and revised the outlook to stable from positive.
HEI has a $150 million line of credit facility with no amounts outstanding at March 31, 2021. See Note 5 of the Condensed Consolidated Financial Statements.
There were no new issuances of common stock through the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), HEIRSP or the ASB 401(k) Plan in the three months ended March 31, 2021 and 2020 and HEI satisfied the share purchase requirements of the DRIP, HEIRSP and ASB 401(k) Plan through open market purchases of its common stock.
For the first three months of 2021, net cash provided by operating activities of HEI consolidated was $42 million. Net cash used by investing activities for the same period was $518 million, primarily due to capital expenditures, ASB’s purchases of available-for-sale and held-to maturity investment securities, partly offset by ASB’s receipt of repayments from investment securities, proceeds from the sale of investment securities and net decrease in loans. Net cash provided by financing activities during this period was $409 million as a result of several factors, including net increases in ASB’s deposit liabilities and other bank borrowings, the issuances of long-term debt and net increases in short-term borrowings, partly offset by repayment of short-term and long-term debt and payment of common stock dividends. During the first three months of 2021, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $28 million and $5 million, respectively.
Dividends.  The payout ratios for the first three months of 2021 and full year 2020 were 58% and 64%, respectively. On February 9, 2021, the HEI Board of Directors approved a 1 cent increase in the quarterly dividend from $0.33 per share to $0.34 per share, starting with the dividend in the first quarter of 2021. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company and current and expected future economic conditions, including impacts from the COVID-19 pandemic.
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
For information about these material estimates and critical accounting policies, in addition to the critical policy discussed below, see pages 42 to 44, 58 to 59, and 72 to 74 of HEI’s MD&A included in Part II, Item 7 of HEI’s 2020 Form 10-K.
Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.

Electric utility
Recent developments—COVID-19
See also Recent developments—COVID-19 in HEI’s MD&A.
Economic conditions in Hawaii have begun to improve in 2021 as vaccination efforts advance and businesses are allowed to operate with fewer restrictions. Statewide daily passenger counts have improved dramatically, reaching a year-to-date high of 22,913 passengers per day on April 3, 2021, but still 28% below the comparable Saturday in 2019. At the end of March, statewide unemployment improved to 9% from 10.3% at the end of the year. While economic activity has increased, the demand for electricity remains lower than pre-pandemic levels. In the first quarter of 2021, kWh sales were down 4.8% compared with the same quarter in 2020. The Utilities expect kWh sales to gradually improve throughout 2021 as the COVID-19 vaccine is more widely distributed and administered, which would allow the economy in Hawaii to fully reopen.
While the Utilities’ electric energy revenues have not been significantly impacted due to the decoupling mechanism, which allows recovery of the difference between PUC approved target revenues and recorded adjusted revenues regardless of the level of kWh sales, the timing of customer collections would be delayed (or accelerated) if the level of kWh sales decreases below (or increases above) the estimated kWh sales. See “Current Decoupling” in Note 3 of the Condensed Consolidated Financial Statements for a discussion of decoupling. Annually, the Utilities submit a decoupling filing to the PUC, which requests recovery by the utility (or refund to customers) of the difference between recorded adjusted revenues and target revenues under the RBA. The difference is collected or refunded through an adjustment to customer rates in the following year based on estimated sales, starting on June 1st of that following year, which has an impact on the timing of the Utilities’ cash flow. Additionally, although the Utilities’ decoupling mechanism allows for collection under the RBA, the RBA balance accrues interest only at the short-term debt rate from the last rate case (2.5% for Hawaiian Electric, 3.75% for Hawaii Electric Light and 3.0% for Maui Electric). As of March 31, 2021, the RBA balance related to decoupling revenues was approximately $25.9 million, compared to $7.6 million as of December 31, 2020. The billed accounts receivable balances, net of allowance for doubtful accounts, of $142 million and as of March 31, 2021 is 4.2% lower than the billed accounts receivable balances as of December 31, 2020, primarily driven by an improvement in economic conditions from reopening, application of available assistance from various government and community programs, including the Hawaii Utility Bill Assistance Program, which was launched in the first quarter of 2021 and provided funding to Hawaiian Electric customers and other utility companies. The past due accounts receivable balance has decreased by $8 million or 15% since December 31, 2020 with a corresponding decrease in the number of accounts past due by approximately 10% for the same period. While the moratorium on customer disconnections is currently in place through May 31, 2021, efforts are ongoing to continue working with customers on payment plans and other bill assistance for customers through funding from non-profit organizations, as well as state and county relief programs. To address the financing requirement related to the delayed timing of cash flows collected under the decoupling mechanism through the RBA and the modest slowing or reduction in accounts receivable collections from customers, the Utilities have completed a number of steps in 2020 to enhance their liquidity position. See “Financial Condition—Liquidity and capital resources” for additional information.
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
In the second quarter of 2020, the PUC approved the deferral of certain COVID-19 related costs, such as higher bad debt expense, higher financing costs, non-collection of late payment fees, increased personal protective equipment costs, and sequestration costs for mission-critical employees. As of March 31, 2021, these costs, which have been deferred and recorded as a regulatory asset, totaled approximately $22.2 million (see also discussion under Item 1A. “Risk Factors” and “Regulatory assets for COVID-19 related costs” in Note 3 of the Condensed Consolidated Financial Statements). Looking forward, while the distribution and administration of the COVID vaccine is expected to hasten the reopening of the Hawaii economy, the prolonged impact of COVID-19 could adversely affect the ability of the Utilities’ contractors, suppliers, IPPs, and other business partners to perform or fulfill their obligations, or require modifications to existing contracts, which could adversely affect the Utilities’ business, increase expenses, and impact the Utilities’ ability to achieve their RPS goals. Additionally, while the state’s aggressive response to the pandemic has dramatically reduced the spread of the coronavirus, the measures taken have had a severe economic impact on the state’s businesses and residents, which may influence the PUC’s actions regarding future rate increases. See “Item 1A. Risk Factors” in Part II for additional discussion of risks.
For a discussion regarding the impact of the economic conditions caused by the COVID-19 pandemic on the Utilities’ liquidity and capital resources, see discussion under “Financial Condition–Liquidity and capital resources.”

RESULTS OF OPERATIONS

Three months ended March 31		Increase
2021	2020	(decrease)		(dollars in millions, except per barrel amounts)
$565	$597	$(33)		Revenues. Net decrease largely due to:
			$(51)	lower fuel oil prices and lower kWh generated[1]
			7	higher revenues from annual RAM adjustments
			6	increase related solely to a change in the timing for revenue recognition within the year, which eliminates seasonality in recognizing target revenues and results in recognizing revenues evenly throughout the year with target revenues recognized on an annual basis remaining unchanged
			2	higher PPAC revenue[2]
			2	lower ERP system implementation benefits to be passed on to customers in future rates
			1	higher kWh purchased[2]
127	173	(46)		Fuel oil expense[1]. Decrease largely due to lower fuel oil prices and lower kWh generated
142	140	2		Purchased power expense[1,2]. Net increase largely due to higher kWh purchased and higher minimum charges
115	128	(13)		Operation and maintenance expenses. Net decrease largely due to:
			(3)	lower labor due to lower staffing and reduction in overtime
			(2)	higher bad debt expense in the first quarter of 2020 related to the economic impact of COVID-19 pandemic on customers (PUC’s approval of deferral to regulatory asset started in the second quarter of 2020)
			(2)	fewer generating facility overhauls due to timing but to be performed later in 2021
			(2)	lower pension service cost due to reset of pension cost included in rates as part of Hawaiian Electric final rate case decision
			(2)	lower outside service costs
			(1)	increase in Pearl Harbor environmental reserves in 2020
			(1)	lower medical premium costs due to lower staffing
111	113	(2)		Other expenses. Decrease due to lower revenue taxes offset in part by higher depreciation expense in 2021 for plant investment in 2020
69	44	25		Operating income. Increase due to lower operation and maintenance expenses coupled with higher electric rates, offset in part by higher depreciation expense
55	30	25
Income before income taxes. Increase due to lower operation and maintenance expense, higher electric rates, and lower pension non-service costs, offset by higher interest expense related to new long term debt issued in May 2020 and January 2021 and higher depreciation expense

43	24	19		Net income for common stock. Increase due to lower operating expenses, coupled with higher electric rates
1,909	2,006	(97)		Kilowatthour sales (millions)[3]
$63.87	$80.78	$(16.91)		Average fuel oil cost per barrel
468,745	465,787	2,958		Customer accounts (end of period)
1The rate schedules of the electric utilities currently contain ECRCs through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.
2The rate schedules of the electric utilities currently contain PPACs through which changes in purchased power expenses (except purchased energy costs) are passed on to customers.
3 kWh sales were lower when compared to the same periods last year largely due to the effects of the COVID-19 pandemic. The reduction to visitor arrivals due to the Safe Travels requirements significantly impacted the tourism industry. This combined with restrictions on business and activities, led to high unemployment, and shuttered many businesses and hotels. As restrictions are eased, vaccination rates increase and more visitors arrive, sales are expected to slowly rebound but remain lower than pre-pandemic levels.

The Utilities’ effective tax rates for the first three months of 2021 and 2020 were at 20% and 18%, respectively. The effective tax rate was higher for the three months ended March 31, 2021 compared to the same period in 2020 due primarily to higher excess tax benefits related to vesting of share-based awards in 2020.

Hawaiian Electric’s consolidated ROACE was 9.0% and 7.4% for the twelve months ended March 31, 2021 and March 31, 2020, respectively.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of March 31, 2021 amounted to $4.7 billion, of which approximately 27% related to generation PPE, 64% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 9% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission.
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
Performance-based regulations. On December 23, 2020, the PUC issued a D&O (PBR D&O) approving a new performance-based regulation framework (PBR Framework). See “Regulatory proceedings” under “Commitments and contingencies” in Note 3 of the Condensed Consolidated Financial Statements.
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
The State of Hawaii’s policy is supported by the regulatory framework and includes a number of mechanisms designed to maintain the Utilities’ financial stability during the transition toward the State’s 100% renewable energy future. Under the sales decoupling mechanism, the Utilities are allowed to recover from customers, target test year revenues, independent of the level of kWh sales, which have generally declined (with the exception of 2019 and the first quarter of 2020), as privately-owned distributed energy resources have been added to the grid and energy efficiency measures have been put into place. Other regulatory mechanisms reduce regulatory lag, such as the rate adjustment mechanism to provide revenues for escalation in certain O&M expenses and rate base changes between rate cases, and the major project interim recovery mechanism, which allow the Utilities to recover and earn on certain approved major capital projects placed into service in between rate cases. Certain mechanisms were replaced or modified under the new PBR framework. See “Regulatory proceedings” under “Commitments and contingencies” and “Current Decoupling” in Note 3 of the Condensed Consolidated Financial Statements.

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
In October 2017, the PUC approved the Utilities’ request made in December 2015 to defer and recover certain computer software and software development costs for a DR Management System in an amount not to exceed $3.9 million, exclusive of allowance for funds used during construction, through the REIP Surcharge. The Utilities placed the DR Management System in service in the first quarter of 2019. On October 30, 2019, the Utilities filed the final cost report, reflecting total project costs of $3.7 million. On February 27, 2020, the PUC approved the Utilities’ request to recover deferred and other related costs of the DR Management System through the REIP Surcharge effective March 1, 2020 until such costs are included in determining base rates. On June 26, 2020, the Utilities submitted an updated REIP rate effective August 1, 2020 to the PUC.
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
Grid modernization. The overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater distributed energy resources and renewable energy integration. Under the Grid Modernization Strategy, the Utilities expect that new technology will help increase adoption of private rooftop solar and make use of rapidly evolving products, including storage and advanced inverters. The Utilities have begun work to implement the Grid Modernization Strategy Phase 1, which received PUC approval on March 25, 2019. The estimated cost for this initial phase is approximately $86 million and is expected to be incurred over five years. As of March 31, 2021, approximately $18 million has been incurred to date under Phase 1. The Utilities submitted a proportional advanced meter opt-out deployment filing on September 30, 2020 in an effort toward broader and faster deployment, which was approved by the PUC on March 4, 2021.
The Utilities filed an application with the PUC on September 30, 2019 for an Advanced Distribution Management System (ADMS) as part of the second phase of their Grid Modernization Strategy implementation. However, on December 30, 2019, the PUC suspended the Utilities’ application for the Advanced Distribution Management System pending the Utilities’ filing of a supplemental application for the broad deployment of field devices. This supplement and update to the Grid Mod Phase 2 field devices application was filed on March 31, 2021. The estimated cost for the implementation over five years of the ADMS and field devices, which includes capital, deferred and O&M costs, is $105 million. A PUC order resuming the proceeding is pending.
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
Eight RFPs were required by order: one each for Oahu, Maui, Hawaii Island, Molokai, and Lanai, and LMI-specific RFPs for Oahu, Maui, and Hawaii Island. Draft RFPs for the three LMI RFPs and the RFPs for Molokai, and Lanai were filed on July 9, 2020, along with a revised tariff and associated contract models. LMI projects do not have a size cap nor do they decrease the 235 MW capacity available to other projects. In addition to its administrative role, the Utilities and their affiliates are eligible to participate in the solicitations, with the exception of the LMI-specific RFPs, where the PUC will only consider a utility self-build option if there are no successful competitive bids for an LMI project on one island or more. The Utilities will also have opportunities to earn based on shared savings mechanisms for specific solicitations. Comments were received during and after a Technical Conference hosted by the PUC on July 28, 2020. Proposed final drafts of the LMI RFPs, Molokai and Lanai RFPs tariff, and contracts were filed on September 8, 2020.
For Lanai, the Utilities proposed to combine the previously issued Variable Renewable Dispatchable Generation Paired with Energy Storage RFP and the CBRE RFP to optimize the benefits of procuring renewable energy, spurring development and increasing the likelihood of success of the CBRE Program on Lanai. As proposed, the Lanai CBRE RFP allows the Utilities to continue collaborating with the majority landowner, Pulama Lanai, who has designated a new larger predetermined site to facilitate expeditious development of a renewable energy project that meets the objectives of both RFPs, while reducing the cost of a project by leveraging economies of scale and coordinating interconnection to the grid. On February 10, 2021, Pulama Lanai filed a letter requesting that the Final RFP be issued for Lanai, or, in the alternative, that separate proposals be allowed for CBRE and non-CBRE portions. On February 17, 2021, the Utilities filed comments in response requesting the PUC’s support of the combined RFP.
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
In January 2021, the PUC directed the Utilities to collaborate with the parties to develop recommended improvements to the interconnection process and certain other elements of the CBRE program within sixty days, or by March 30, 2021. Prior to this Order, the Utilities were already working on interconnection improvements and proposed several ways to potentially improve the time and cost of interconnection during the development of the CBRE Phase 2 tariff and RFPs. As directed by the Order, the Utilities increased their focus and attention on this area and worked with the parties, including the CBRE Independent Observer, to make the interconnection process more transparent, predictable and standardized, including interconnection costs, timelines and requirements in order to reduce costs and accelerate schedules. In addition, the Utilities researched interconnection solutions in other jurisdictions, and worked with the parties to identify additional improvements. The Utilities solicited from the parties a list of recommended improvements, and consolidated and adopted nearly all the near-term and continuous improvement recommendations from the parties. The Utilities filed these recommendations and associated updates to the previously filed RFPs, tariff, and contracts on March 30, 2021. These documents are pending review and approval by the PUC.
Microgrid services tariff proceeding. In July 2018, the PUC opened a proceeding to investigate establishment of a microgrid services tariff, pursuant to Act 200 of 2018. There are currently five intervenors in the docket, although initially there were eight. In August 2019, the PUC issued an order focusing for the remainder of the docket is to facilitate the ability of microgrids to disconnect from the grid and provide backup power to customers and critical energy uses during contingency events.
Two Working Groups were formed: (1) a Market Facilitation Working Group to recommend draft tariff language for the Microgrid Services Tariff; and (2) an Interconnection Standards Working Group to develop a new section of Rule 14H specific to interconnection and islanding/reconnection of microgrids. The Utilities filed a Draft Microgrid Services Tariff and updated language for various distributed energy resources Rules on March 30, 2020. Parties to the docket filed comments on and proposed revisions to the Draft Tariff on April 27, 2020.
On November 30, 2020, the PUC held a technical conference to present its proposed redlines to Utilities’ Draft Microgrid Services Tariff and related documents. On February 1, 2021, the Working Group filed its Draft Microgrid Tariff. Members of the Working Group separately filed their positions on areas of disagreements and later commented on other parties’ positions on areas of disagreements on February 10, 2021 and February 17, 2021, respectively. This matter is pending a PUC decision and or guidance on how to proceed.
Decoupling. See "Current Decoupling" in Note 3 of the Condensed Consolidated Financial Statements for a discussion of decoupling.
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
Regulated returns. Actual and PUC-allowed returns, as of March 31, 2021, were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended March 31, 2021	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.65	7.27	6.48	9.24	9.05	7.65	10.20	9.80	8.04
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	0.28	(0.25)	(0.95)	(0.26)	(0.45)	(1.85)	0.70	0.30	(1.46)
*      Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**    Recorded net income divided by average common equity.
***  ROACE adjusted to remove items not included by the PUC in establishing rates, such as incentive compensation.
The factors contributing to the difference between PUC-allowed ROACEs and the ROACEs actually achieved include the exclusion of certain expenses from rates (for example, incentive compensation and charitable contributions), the recognition of annual RAM revenues on June 1 annually rather than on January 1, and return on capital additions since the last rate case in excess of indexed escalations. For Hawaiian Electric and Hawaii Electric Light, the twelve months ended March 31, 2021 rate-making ROACEs reflect higher earnings due to timing differences in the first quarter of 2021, including overhaul expenses, and a change in the timing of the recognition of target revenues relative to 2020.

Most recent rate proceedings.  As of March 31, 2021, the status of ongoing rate case for each utility was as follows:

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
Life of the Land (LOL) filed a Motion for Relief to argue the PUC’s approval for NPM PPA was invalid and should be revised. Hawaiian Electric and the Consumer Advocate filed an opposition to this motion for relief. A hearing on the motion for relief was held on November 22, 2019. On April 16, 2020, the PUC issued an order denying LOL’s Motion for Relief. On April 27, 2020, LOL filed a Notice of Appeal of the PUC’s order with the Supreme Court of the State of Hawaii. Hawaiian Electric filed its Answering Brief with the Supreme Court of the State of Hawaii on November 12, 2020. Oral argument was held on May 7, 2021.
•On December 31, 2019, Hawaii Electric Light and PGV entered into an Amended and Restated Power Purchase Agreement (ARPPA), subject to approval by the PUC. The ARPPA extends the term of the existing PPA by 25 years to 2052, expands the firm capacity of the facility to 46 MW and delinks the pricing for energy delivered from the facility from fossil fuel prices to reduce cost to customers. The PUC suspended the docket pending the completion of a supplemental environmental review. On April 12, 2021, Hawaii Electric Light filed a motion for reconsideration and clarification in the proceeding.

Tariffed renewable resources.
•As of March 31, 2021, there were approximately 523 MW, 111 MW and 125 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of March 31, 2021, an estimated 31% of single family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 19% of the Utilities’ total customers have solar systems.
•The Utilities began accepting energy from feed-in tariff projects in 2011. As of March 31, 2021, there were 43 MW, 2 MW and 5 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
Biofuel sources.
•In July 2018, the PUC approved Hawaiian Electric’s three-year biodiesel supply contract with Pacific Biodiesel Technologies, LLC (PBT) to supply 2 million to 4 million gallons of biodiesel at Hawaiian Electric’s Schofield Generating Station and the Honolulu International Airport Emergency Power Facility (HIA Facility) and any other generating unit on Oahu, as necessary. The PBT contract became effective on November 1, 2018 and has been extended for one year through December 2022. Hawaiian Electric also has a spot buy contract with PBT to purchase additional quantities of biodiesel at or below the price of diesel. Some purchases of “at parity” biodiesel have been made under the spot purchase contract, which was extended through June 2022.
•Hawaiian Electric has a contingency supply contract with REG Marketing & Logistics Group, LLC to also supply biodiesel to any generating unit on Oahu in the event PBT is not able to supply necessary quantities. This contingency contract has been extended to November 2022, and will continue with no volume purchase requirements.
Requests for renewable proposals, expressions of interest, and information.
•Under a request for proposal process governed by the PUC and monitored by independent observers, in February 2018, the Utilities issued RFPs for 220 MW of renewable generation on Oahu, 50 MW of renewable generation on Hawaii Island, and 60 MW of renewable generation on Maui. As of March 31, 2021, summarized information for a total of 8 PPAs is as follows:

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
•In continuation of their February 2018 request for proposal process, the Utilities issued their Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. This procurement plan sought approximately 900 MW of renewable energy, including 594 MW on Oahu, 135 MW on Maui and a range between 32 to 203 MW on Hawaii Island. This second phase, as approved by the PUC, was open to all renewable and storage resources, including efforts to add more renewable generation, renewable plus storage, standalone storage and grid services. The scope of these RFPs has been expanded to accelerate renewable energy procurement beyond the remainder of the 2022 targets identified in Stage 1 to include the energy requirement associated with the planned retirement of the Kahului Power Plant on Maui and the upcoming expiration of the agreement for the AES Hawaii facility on Oahu. For the Grid Services RFP, the targets had been expanded in alignment with the Renewable RFPs Utility proposals were submitted on November 4, 2019. Proposals from third parties for these RFPs were submitted on November 5, 2019. Final awards for the renewable projects were made on May 8, 2020. Final awards for the grid services projects were made starting in January 2020. On Oahu, seven solar-plus-storage projects and one standalone storage project totaling approximately 281 MW of generation and 1.8 GWh of storage were selected. On Maui Island, three solar-plus-storage projects and one standalone storage project totaling approximately 100 MW of generation and 560 MWh of storage were selected. On Hawaii Island, two solar-plus-storage projects and one standalone storage project totaling approximately 72 MW of generation and 492 MWh of storage were selected. Two Utility Self-Build projects were among those selected; a 40-MW, 160-MWh standalone energy storage system on Maui and a 12-MW,

12-MWh storage system on Hawaii Island. Since selection, three renewable plus storage projects have voluntarily withdrawn from the process for various reasons, including change in circumstances for the developer and a misunderstanding of contract requirements. To date, the Utilities have filed 10 PPAs, 2 grid services purchase agreements (GSPA) and 2 applications for commitments of funds for capital expenditures for approval of the utility self-build projects with the PUC.
A summary of the 10 PPAs that were filed with the PUC, is as follows:

Utilities	Number of contracts		Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	5		232	232/1,055	5/31/22, 5/17/23, 10/30/23, 12/29/23 & 12/31/23	20 & 25	$62.0
Hawaiian Electric	1	*	N/A	185/565	6/1/22	20	24.0
Hawaii Electric Light	1		60	60/240	9/30/23	25	15.5
Maui Electric	3		100	100/400	4/30/23 & 12/29/23	25	28.2
Total	10		392	577/2,260			$129.7

* See further discussion under “Review of Interconnection Process and Kapolei Energy Storage Power Purchase Agreement” below.
As of March 31, 2021, the PUC approved four solar-plus-storage PPAs for a total of 217 MW. On April 14, 2021, the PUC approved another solar-plus-storage PPA adding 40 MW. The total projected annual payment of $68 million for these PPAs will be recovered through the PPAC to the extent such costs are not included in base rates.
A summary of the GSPAs that were approved by PUC in December 2020 is as follows:

Utilities	Fast Frequency Response - 1 (MW)	Fast Frequency Response - 2 (MW)	Capacity - Load Build (MW)	Capacity - Load Reduction (MW)
Hawaiian Electric	—	26.7	14.5	19.4
Hawaii Electric Light	6.0	—	3.2	4.0
Maui Electric	6.1	—	1.9	4.7
Total	12.1	26.7	19.6	28.1

A summary of the utility self-build projects that are pending PUC approval is as follows:

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
Review of Interconnection Process and Kapolei Energy Storage Power Purchase Agreement.
•In February 2021, the PUC initiated a docket for the purposes of reviewing the status and interconnection progress of various utility-related renewable projects (i.e. Stage 1 and Stage 2 RFP PPAs and CBRE) and the Utilities’ transition plans for the expiration of the AES power purchase agreement, the retirement of the Kahului Power Plant, and other fossil fuel power plant transition plans, as needed. The Utilities filed initial status updates on the project timelines, steps needed for each of the renewable projects to achieve commercial operation and steps the Utilities are taking to address projected extensions of guaranteed commercial operation dates (GCOD) for renewable projects under development, which are due to a variety of factors, including those outside of the control of the Utilities. The PUC subsequently held status conferences on the Utilities’ updates. In April 2021, the PUC issued an Order directing the Utilities to establish regulatory liabilities for the difference between the on-peak avoided cost and the unit price included in the applications for approval of the renewable project PPAs, effective with the GCOD included in the applications (the earliest GCOD included in the applications is July 2021) or from the date of the Order for CBRE Phase 1 projects. The amount of regulatory liabilities to be recorded in future periods are not determinable at this time and would be affected by a number of factors, including the length of the GCOD extension period, the monthly on-peak avoided cost, as well as the factors described above. The Utilities filed a Motion for Reconsideration of the entire Order, or in the alternative to clarify that at most the PUC is directing the Utilities to track the information and not record the information at this time. The Utilities further requested a Stay of the Order pending resolution of the Motion. The Utilities maintain that extensions of GCODs are allowed under the PUC-approved contracts and that the Order has the unintended consequence of imposing penalties against the Utilities without due process. The full text of the Order, Motion for Reconsideration and request for a Stay of the Order can be found on the PUC website at dms.puc.hawaii.gov/dms (Docket No. 2021-0024).
•Also in April 2021, the PUC approved the Kapolei Energy Storage (KES) PPA (one of the PPAs as a result of the Stage 2 Renewable RFP process) (KES Decision and Order), subject to nine conditions, including the Utilities forgoing the second portion of the PIM rewards amounting up to $1.7 million for the Stage 1 RFP PPAs, removing grid constraints for the Utilities’ CBRE Phase 2 projects and for existing and new distributed energy programs, financial retirement of Hawaiian Electric generating units by specified dates and adjusting target revenues at the retirement dates for such retirements, and a requirement to charge the batteries in the project using significant levels of renewable energy generation. The financial retirement of the generating units described in the KES Decision and Order is contrary to the intent of Hawaii Revised Statutes §269-6(d), which encourages the recovery of stranded costs for the retirement of fossil fuel generation, and contrary to the regulatory compact under which in return for agreeing to commit capital necessary to allow utilities to meet their obligation to serve, utilities are assured recovery of their investment and a fair opportunity to earn a reasonable return on the capital prudently committed to the business. The undepreciated amount of the six generating units at the retirement dates noted in the KES Decision and Order is currently estimated to be approximately $55 million, and excludes certain asset retirement obligation costs, which are not determinable at this time. Hawaiian Electric plans to file a Motion for Reconsideration and Stay of the Decision and Order due to potentially significant financial and operational impacts. Depending on the PUC’s ruling on that motion, Hawaiian Electric would have the option of proceeding with the Decision and Order as may be amended, filing an appeal, or considering declaring the contract with KES null and void. The full text of the KES Decision and Order and, when filed, the Motion for Reconsideration and Stay with respect thereto, can be found on the PUC website at dms.puc.hawaii.gov/dms (Docket No. 2020-0136).
Legislation and regulation. Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the Utilities and their customers. Also see “Environmental regulation” in Note 3 of the Condensed Consolidated Financial Statements.
Fuel contracts. The fuel contract entered into in January 2019, by the Utilities and PAR Hawaii Refining, LLC (PAR Hawaii), for the Utilities’ low sulfur fuel oil (LSFO), high sulfur fuel oil (HSFO), No. 2 diesel, and ultra-low sulfur diesel (ULSD) requirements was approved by the PUC, and became effective on April 28, 2019 and terminates on December 31, 2022. This contract is a requirement contract with no minimum purchases. If PAR Hawaii is unable to provide LSFO, HSFO, diesel and/or ULSD the contract allows the Utilities to purchase LSFO, HSFO, diesel and/or ULSD from another supplier. The contract will automatically renew upon the conclusion of the original term for successive terms of 1 year beginning on January 1, 2023 unless a party gives written termination notice at least 120 days before the beginning of an extension. The costs incurred under the contract with PAR Hawaii are recovered in the Utilities’ respective ECRCs.
On June 9, 2020, the Utilities and PAR Hawaii entered into a First Amendment to the fuel contract. The First Amendment amends only the pricing to create a two-tiered structure based on volume, with all tier-1 LSFO up to the tier-1 maximum to be purchased exclusively from PAR Hawaii at the established pricing, and purchases in excess of that volume (tier-2) either from PAR Hawaii at the established pricing, or from an alternative supplier. On August 4, 2020, the PUC approved the First Amendment, which has an effective date of July 15, 2020, on an interim basis. The PUC’s approval order allows the recovery of such costs associated with the First Amendment through the ECRC to the extent that the costs are not recovered in base rates. The PUC intends to review whether the First Amendment is reasonable and in the public interest in the final decision, but it will not subject the recovery of the costs between the interim decision and the final decision to retroactive disallowances.

FINANCIAL CONDITION
Liquidity and capital resources. As of March 31, 2021, there were no amounts outstanding on Hawaiian Electric’s revolving credit facilities and no commercial paper borrowings by the Utilities.
On January 14, 2021, the Utilities received $115 million of proceeds using a delayed draw feature under a private placement executed on October 29, 2020. The proceeds were used to finance capital expenditures and reimburse funds used for the payment of capital expenditures.
The Utilities believe that their ability to generate cash, both internally from operations and externally from issuances of equity and debt securities, as well as bank borrowings, is adequate to maintain sufficient liquidity to fund their contractual obligations and commercial commitments, their forecasted capital expenditures and investments, their expected retirement benefit plan contributions and other cash requirements. However, the COVID-19 pandemic is an evolving situation, and the Utilities cannot predict the extent or duration of the outbreak, the future effects that it will have on the global, national or local economy, including the impacts on the Utilities’ ability, as well as the cost, to access additional capital, or the future impacts on the Utilities’ financial position, results of operations, and cash flows. See Item 1A. “Risk Factors” in Part II for further discussion of risks and uncertainties.
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	March 31, 2021		December 31, 2020
Short-term borrowings	$—	—%	$50	1%
Long-term debt, net	1,676	43	1,561	41
Preferred stock	34	1	34	1
Common stock equity	2,157	56	2,142	57
	$3,867	100%	$3,787	100%

Information about Hawaiian Electric’s commercial paper borrowings, borrowings from HEI and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Three months ended March 31, 2021	March 31, 2021	December 31, 2020
Short-term borrowings[1]
Commercial paper	$—	$—	$—
Borrowings from HEI	—	—	—
Line of credit draws	—	—	—
Undrawn capacity under line of credit facilities	—	275	275

1   The maximum amount of external short-term borrowings by Hawaiian Electric during the first three months of 2021 was approximately $50 million. As of March 31, 2021, Hawaii Electric Light and Maui Electric had no short-term borrowings from Hawaiian Electric. In addition to the short-term borrowings above, on January 15, 2021, Hawaiian Electric paid off and terminated the $50 million term loan facility dated as of May 19, 2020.
Hawaiian Electric has a $200 million line of credit facility and a $75 million 364-day revolving credit facility with no amounts outstanding at March 31, 2021. On April 19, 2021, Hawaiian Electric’s $75 million 364-day revolving credit agreement terminated and was not renewed. See Note 5 of the Condensed Consolidated Financial Statements.
Bank loans. On January 15, 2021, Hawaiian Electric paid off and terminated the $50 million term loan credit agreement dated as of May 19, 2020.
Credit ratings. On March 17, 2021, S&P upgraded Hawaiian Electric’s issuer credit rating to “BBB” from “BBB-”, upgraded the short-term and commercial paper ratings to “A-2” from “A-3” and revised the outlook to stable from positive. The rating upgrade was primarily based on Hawaiian Electric’s strong financial measures, strength of the cumulative value of the regulatory protections, and S&P’s assessment of its stand-alone credit profile as sufficient to rate Hawaiian Electric higher than HEI.
On April 20, 2021, Moody’s upgraded Hawaiian Electric’s senior unsecured rating and issuer rating to “Baa1” from “Baa2” and revised the outlook to stable from positive. The rating upgrade reflects Hawaiian Electric's considerable progress in adding renewable resources to its energy supply mix and the improving regulatory relationship with the PUC.
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
On May 24, 2019, the PUC approved the Utilities’ request to issue SPRBs in the amounts of up to $70 million, $2.5 million and $7.5 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, prior to June 30, 2020, to finance the Utilities’ capital improvement programs. Pursuant to this approval, on October 10, 2019, the DBF issued, at par, Series 2019 SPRBs in the aggregate principal amount of $80 million with a maturity of October 1, 2049. As of March 31, 2021, Hawaiian Electric had $12 million of undrawn funds remaining with the trustee. Hawaii Electric Light and Maui Electric had no undrawn funds as of March 31, 2021.
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
As of March 31, 2021, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $135 million, $85 million, and $45 million, respectively, of remaining taxable debt to issue prior to December 31, 2022. See summary table below.

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

Equity. In October 2018, the Utilities received PUC approval for the supplemental increase to issue and sell additional common stock in the amounts of up to $280 million for Hawaiian Electric and up to $100 million each for Hawaii Electric Light and Maui Electric, with the new total “up to” amounts of $430 million for Hawaiian Electric and $110 million each for Hawaii Electric Light and Maui Electric, and to extend the period authorized by the PUC to issue and sell common stock from December 31, 2021 to December 31, 2022. As of March 31, 2021, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $275.8 million, $102.5 million, and $87.8, respectively, of remaining common stock to issue prior to December 31, 2022. See summary table below.

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

Cash flows. The following table reflects the changes in cash flows for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

	Three months ended March 31
(in thousands)	2021	2020	Change
Net cash provided by operating activities	$31,961	$39,141	$(7,180)
Net cash used in investing activities	(68,498)	(116,431)	47,933
Net cash provided by financing activities	36,460	78,707	(42,247)

Net cash provided by operating activities. The decrease in net cash provided by operating activities was primarily driven by an increase in fuel oil stock due to less consumption.
Net cash used in investing activities. The decrease in net cash used in investing activities was primarily driven by a decrease in capital expenditures related to construction activities.
Net cash provided by financing activities. The decrease in net cash provided by financing activities was primarily driven by repayment of short-term debt.
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

Bank
Recent Developments—COVID-19
See also Recent developments—COVID-19 in HEI’s MD&A.
In the first quarter of 2021, economic conditions in Hawaii began to improve following the rollout of stimulus programs and the loosening of business restrictions, both of which boosted economic activity. Continued efforts to vaccinate a high proportion of the population quickly and the potential implementation of a “vaccine passport” is expected to further accelerate the economic recovery. With increased optimism regarding an acceleration of an economic recovery, long-term rates increased during the quarter. However, interest rates across the curve remain at relatively low levels, and continue to negatively impact net interest margin as new loan origination rates remain below existing portfolio yields. In the first quarter of 2021, the bank’s net interest margin was 2.95% compared to 3.12% and 3.72% for the quarters ended December 31, 2020 and March 31, 2020, respectively.
In response to COVID-19, ASB made short-term loan modifications to borrowers who were generally payment current at the time of relief. As of March 31, 2021, approximately $9 million of loans remained in their active deferral period. For the loans that have completed their short-term payment deferral period, approximately $17 million of loans required further assistance through repayment modifications and ASB reflected these loans as troubled debt restructured loans as of March 31, 2021. Approximately $13 million of loans were not able to resume their contractual payments and were considered delinquent as of March 31, 2021. As a result of an overall strengthening of the Hawaii economy and a corresponding improvement in the credit outlook in the first quarter of 2021, as reflected in upgrades in the commercial loan portfolio and overall lower net charge offs, ASB recorded an $8.4 million recovery of the provision for credit losses to reduce the allowance for credit losses. The provision for credit losses in future quarters will be dependent on future economic conditions and changes to borrower credit quality at that time.
In 2020, ASB temporarily closed 15 of its 49 branches and reduced banking hours at the branches that remained open in an effort to reduce social gathering and protect employees and customers. The bank has since reopened five of the branches that were temporarily closed and permanently closed eight branches. The reduction in ASB’s branch network should not have a significant impact to the bank’s customers as there are other branches nearby and other channels such as online and mobile banking. ASB continues to evaluate its branch network to determine whether further changes may be appropriate given its customers’ use of other banking channels.
ASB’s senior management team continues to meet on a regular basis to manage the response to the pandemic and discuss key focus areas such as the safety of the bank’s employees and customers as well as any impacts to the operations of the bank. Senior management also continues to meet regularly with ASB’s board of directors to keep them apprised of the impacts of the COVID-19 pandemic.
The CARES Act was signed into law on March 27, 2020. The CARES Act provided over $2 trillion in economic assistance for American workers, families, and small businesses, and job preservation for American industries. The PPP was established under the CARES Act and implemented by the United States Small Business Administration (SBA) to provide a direct incentive for small businesses to keep their workers on the payroll as a result of the COVID-19 crisis. The Paycheck Protection Program Flexibility Act was signed into law on June 5, 2020 and the Economic Aid Act was signed into law on December 27, 2020, which amended some of the prior rules and guidelines of the CARES Act. The Economic Aid Act established a second round of PPP, reopening the PPP for first-time borrowers and allowing for a second draw for businesses that meet more restrictive eligibility criteria to target businesses hardest hit by the pandemic. Loans issued through the PPP are 100% federally guaranteed and have a maturity of 2-5 years, depending on when the loan was made, at a fixed interest rate of 1%. Loan payments will be deferred until the earlier of (a) the date that the forgiven amount is remitted to the lender by the SBA; or (b) 10 months from the date the covered period ends. The SBA will forgive all loan amounts to a particular small business if such small business is compliant with the terms and conditions of the PPP. Small businesses had the earlier of 24 weeks from disbursement of the loan or December 31, 2020 to incur allowable expenses such as payroll costs, interest on mortgages, rent and utility expenses that would be covered by the loan forgiveness rules, with 60% of the loan forgiveness needing to be for payroll costs. There is a partial forgiveness if less than 60% of the loan disbursement was spent on payroll costs. Employers had until December 31, 2020 to restore their workforce. Lenders processed and approved the PPP loans under delegated authority of the SBA. As an existing SBA certified lender, ASB worked with a number of small businesses, both customers and non-customers, to complete the loan application forms so that these businesses could participate in the program. During the first round of PPP, the Bank secured more than $370 million in PPP loans for approximately 4,100 small businesses that supported over 40,000 jobs, ASB received processing fees totaling approximately $13 million and started recognizing these fees over the life of the loans. The Bank is participating in the second round of PPP which opened for submission by banks on January 19, 2021. As of April 7, 2021, ASB secured more than $160 million for approximately 2,000 small businesses that supported more than 18,000 jobs.

Other provisions of the CARES Act provides that a financial institution may elect to suspend the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and any related impairment for accounting purposes. See Note 4 of the Condensed Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

	Three months ended March 31		Increase
(in millions)	2021	2020	(decrease)	Primary reason(s)
Interest income	$59	$65	$(6)
				Average loan portfolio yields 57 basis points lower—impacted by the continued low interest rate environment as adjustable rate loans have repriced lower during the past year and new loan production yields continue to originate below their portfolio yields.
				Average loan portfolio balances increased $207 million - commercial and commercial real estate loan portfolio balances increased by $275 million and $211 million, respectively. Home equity lines of credit and consumer loan portfolios decreased $162 million and $91 million, respectively - strategic decision to reduce production of these loans in the current economic environment.
				Average investment securities portfolio balance increased $983 million—excess liquidity from strong deposit growth invested in agency securities.
				Average investment securities yields 119 basis points lower—impacted by the continued low interest rate environment as the amortization of premiums on investment securities have increased with faster prepayment assumptions and new investment security purchase yields continue to be lower than the investment security portfolio yields.
Noninterest income	19	15	4
				Higher mortgage banking income due to higher residential loan sale volume.
				Higher bank-owned life insurance income primarily due to proceeds from a death claim and higher fair market value adjustment on bank owned life insurance assets.
Less: gain on sale of investment securities, net	(1)	—	(1)	Gain on sale of investment securities, net, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 4, is classified as gain on sale of investment securities, net in the condensed consolidated statements of income, and accordingly, is reflected after operating income as a separate line item and excluded from Revenues.
Revenues	77	80	(3)	The decrease in revenues for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to lower interest income, partly offset by higher noninterest income.
Interest expense	1	4	(3)
				Lower interest expense on deposits—lower term certificate balances due to runoff of government term certificates and lower deposit yields as a result of the continued low interest rate environment.
				Average core deposit balances increased $1.4 billion; average term certificate balances decreased $230 million.
				Average deposit yields decreased from 15 basis points to 8 basis points.
				Lower interest expense on other borrowings—primarily due to lower repurchase agreement yields as a result of the continued low interest rate environment.
Provision for credit losses	(8)	10	(18)
				Negative provision for credit losses reflects improvement in economic outlook, strong credit results including lower net charge-offs and credit upgrades in commercial real estate and commercial loan portfolios.
				Negative provision for credit losses also due to lower personal unsecured loan portfolio balances which had higher credit loss rates.
				Delinquency rates have decreased—from 0.48% at March 31, 2020 to 0.43% at March 31, 2021.
				Net charge-off to average loans have decreased—from 0.44% at March 31, 2020 to 0.18% at March 31, 2021 due to lower personal unsecured loan portfolio net charge-offs.

	Three months ended March 31		Increase
(in millions)	2021	2020	(decrease)	Primary reason(s)
Noninterest expense	48	46	2
				Higher compensation and benefits expenses—increase in incentive compensation payout for commission based employees.
				One-time adjustment for change in accounting for ASB retirement plan.
Expenses	41	60	(19)
The decrease in expenses for the three months ended March 31, 2021 compared to the same period in 2020 was due to lower provision for credit losses and lower interest expense, partly offset by higher noninterest expenses.

Operating income	36	19	17
The increase in operating income for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to lower provision for credit losses, lower interest expense and higher noninterest income, partly offset by lower interest income and higher noninterest expenses.

Gain on sale of investment securities, net	1	—	1
Net income	30	16	14	Net income for the three months ended March 31, 2021 was higher than the same period in 2020 due to higher operating income, partly offset by higher income tax expense.

ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended March 31
(%)	2021	2020
Return on average assets	1.40	0.87
Return on average equity	16.04	9.15
Net interest margin	2.95	3.72

	Three months ended March 31
	2021			2020
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$47,080	$12	0.10	$26,654	$92	1.36
FHLB stock	9,929	81	3.29	9,375	78	3.37
Investment securities
Taxable	2,352,570	8,366	1.42	1,388,466	9,019	2.60
Non-taxable	47,599	271	2.28	28,683	305	4.20
Total investment securities	2,400,169	8,637	1.44	1,417,149	9,324	2.63
Loans
Residential 1-4 family	2,149,788	19,588	3.64	2,178,480	21,922	4.03
Commercial real estate	1,108,851	9,005	3.26	898,162	9,509	4.21
Home equity line of credit	937,942	7,265	3.14	1,099,694	9,220	3.37
Residential land	16,457	210	5.11	14,050	197	5.60
Commercial	962,198	8,912	3.73	687,303	6,730	3.91
Consumer	158,930	4,987	12.72	249,917	7,989	12.86
Total loans [1,2]	5,334,166	49,967	3.77	5,127,606	55,567	4.34
Total interest-earning assets [3]	7,791,344	58,697	3.03	6,580,784	65,061	3.96
Allowance for credit losses	(101,712)			(72,501)
Noninterest-earning assets	766,844			722,233
Total assets	$8,456,476			$7,230,516
Liabilities and shareholder’s equity:
Savings	$2,901,661	$191	0.03	$2,395,751	$540	0.09
Interest-bearing checking	1,180,049	57	0.02	1,049,010	230	0.09
Money market	178,275	37	0.09	147,776	250	0.68
Time certificates	540,461	1,177	0.88	770,350	2,567	1.34
Total interest-bearing deposits	4,800,446	1,462	0.12	4,362,887	3,587	0.33
Advances from Federal Home Loan Bank	30,126	23	0.30	23,195	90	1.56
Securities sold under agreements to repurchase and federal funds purchased	75,332	4	0.02	96,013	223	0.93
Total interest-bearing liabilities	4,905,904	1,489	0.12	4,482,095	3,900	0.35
Noninterest bearing liabilities:
Deposits	2,645,636			1,914,774
Other	168,067			144,609
Shareholder’s equity	736,869			689,038
Total liabilities and shareholder’s equity	$8,456,476			$7,230,516
Net interest income		$57,208			$61,161
Net interest margin (%) [4]			2.95			3.72

1   Includes loans held for sale, at lower of cost or fair value.
2   Includes recognition of net deferred loan fees of $2.8 million and nil for the three months ended March 31, 2021 and 2020, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans. Includes nonaccrual loans.
3   For the three months ended March 31, 2021 and 2020, the taxable-equivalent basis adjustments made to the table above were not material.
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
Home equity — key credit statistics. The HELOC portfolio makes up 17% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable-rate term loan with a 20-year amortization period. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed-rate loan with level principal and interest payments. As of March 31, 2021, approximately 21% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. A HELOC loan is typically in a subordinate lien position to a borrower’s first mortgage loan, however, approximately 57% of ASB’s HELOC loan portfolio is in a first lien position.
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
Loan portfolio risk elements.  See Note 4 of the Condensed Consolidated Financial Statements.
Investment securities.  ASB’s investment portfolio was comprised as follows:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$57,647	2%	$62,322	3%
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	2,496,398	96	2,076,506	95
Corporate bonds	30,831	1	31,351	1
Mortgage revenue bonds	15,427	1	27,185	1
Total investment securities	$2,600,303	100%	$2,197,364	100%
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
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. While deposits have increased by $358 million year-to-date, in part due to PPP loan proceeds and consumer economic impact payments from the CARES Act stimulus program, deposit retention and sustained growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Des Moines, securities sold under agreements to repurchase and federal funds purchased continue to be additional sources of funds. As of March 31, 2021 and December 31, 2020, ASB’s costing liabilities consisted of 99% deposits and 1% other borrowings. The weighted average cost of deposits for the first three months of 2021 and 2020 was 0.08% and 0.23%, respectively.
Federal Home Loan Bank of Des Moines. As of March 31, 2021 and December 31, 2020, ASB had no advances outstanding at the FHLB of Des Moines. As of March 31, 2021, the unused borrowing capacity with the FHLB of Des Moines was $2.0 billion. The FHLB of Des Moines continues to be an important source of liquidity for ASB.
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
As of March 31, 2021, ASB had an unrealized loss, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $25.8 million compared to an unrealized gain, net of taxes, of $20.0 million as of December 31, 2020. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first three months of 2021, ASB recorded a negative provision for credit losses of $7.0 million in the allowance for credit losses primarily due to improvement in the economic outlook, strong credit results including lower net charge-offs and credit upgrades in commercial real estate and commercial loan portfolios and due to lower personal unsecured loan portfolio balances which had higher credit loss rates. During the first three months of 2020, ASB recorded a provision for credit losses of $9.9 million in the allowance for credit losses primarily due to increased loss reserves for the consumer loan portfolio, increased loss rates for the commercial and commercial real estate portfolios and reserves for forecasted deterioration due to the COVID-19 pandemic.

	Three months ended March 31		Year ended December 31, 2020
(in thousands)	2021	2020
Allowance for credit losses	$101,201	$53,355	$53,355
Impact of adopting ASU No. 2016-13	—	19,441	19,441
Provision for credit losses	(7,035)	9,901	49,811
Less: net charge-offs	2,373	5,613	21,406
Allowance for credit losses, end of period	$91,793	$77,084	$101,201
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.18%	0.44%	0.40%
ASB maintains a reserve for credit losses that consists of two components, the allowance for credit losses and an allowance for loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in provision for credit losses. For the three months ended March 31, 2021 and 2020, ASB recorded a recovery in the provision for credit losses for unfunded commitments of $1.4 million and a provision for credit losses for unfunded commitments of $0.5 million, respectively. As of March 31, 2021 and December 31, 2020, the reserve for unfunded loan commitments was $2.9 million and $3.8 million, respectively.
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
Under the interim final rules, the community bank leverage ratio was 8 percent beginning in the second quarter of 2020 and for the remainder of calendar year 2020, 8.5 percent for calendar year 2021, and 9 percent thereafter. The interim final rules also maintain a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 1 percent below the applicable community bank leverage ratio.
As of March 31, 2021, the bank was in compliance with all of the minimum capital requirements under OCC regulations, and was categorized as “well capitalized” under the regulatory framework for prompt corrective action. Beginning in the second quarter of 2020, ASB adopted the community bank leverage ratio framework, which allowed it to report only on the community bank leverage ratio, but does not change minimum capital requirements under OCC regulations. At March 31, 2021, ASB’s leverage fell below the 8.5 percent requirement to qualify for abbreviated reporting under the community bank leverage framework for 2021. The bank will begin reporting its risk-based capital ratios if the community bank leverage ratio does not meet the 2021 requirement after the two-quarter grace period.
Covered Savings Associations. On May 24, 2019, the OCC issued a final rule to allow federal savings associations with total consolidated assets of $20 billion or less, as reported by the association to the OCC on its call report as of December 31, 2017, to elect to operate as covered savings associations. A covered savings association generally has the same rights and privileges as a national bank that has its main office situated in the same location as the home office of the covered savings association, with some exceptions. It is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that apply to a national bank, with some exceptions, and must comply with certain rules and regulations applicable to the powers and investments of a national bank. A covered savings association is not required to comply with the lending and investment limits in HOLA and is not required to be a qualified thrift lender under HOLA. Finally, a covered savings association is not permitted to retain or engage in any subsidiaries, assets, or activities that are not permissible for a national bank. ASB has initiated a preliminary examination of the benefits and disadvantages of such an election with the preservation of being held by a unitary thrift holding company in mind. On April 1, 2021, the general counsel of the Board of Governors of the Federal Reserve System issued an opinion letter to another institution regarding the preservation of the unitary thrift holding company status. ASB is now undertaking a review of that letter. The bank has not reached a decision on the election.

FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	March 31, 2021	December 31, 2020	% change
Total assets	$8,718	$8,397	4
Investment securities	2,600	2,197	18
Loans held for investment, net	5,218	5,233	—
Deposit liabilities	7,745	7,387	5
Other bank borrowings	103	90	15
As of March 31, 2021, ASB was one of Hawaii’s largest financial institutions based on assets of $8.7 billion and deposits of $7.7 billion.
As of March 31, 2021, ASB’s unused FHLB borrowing capacity was approximately $2.0 billion. As of March 31, 2021, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.9 billion, of which, commitments to lend to borrowers whose loan terms have been modified in troubled debt restructurings were nil. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the three months ended March 31, 2021, net cash provided by ASB’s operating activities was $17 million. Net cash used during the same period by ASB’s investing activities was $448 million, primarily due to purchases of available-for-sale securities of $782 million, purchases of held-to-maturity securities of $88 million, additions to premises and equipment of $3 million, contributions to low income housing investments of $3 million and a net increase in stock from the Federal Home Loan Bank of $1 million, partly offset by the receipt of repayments from investment securities of $205 million, proceeds from the sale of investment securities of $197 million, a net decrease in loans of $24 million and proceeds from redemption of bank owned life insurance of $3 million. Net cash provided by financing activities during this period was $362 million, primarily due to increases in deposit liabilities of $358 million and a net increase in repurchase agreements of $13 million, partly offset by a net decrease in mortgage escrow deposits of $4 million and $5 million in common stock dividends to HEI (through ASB Hawaii).
For the three months ended March 31, 2020, net cash provided by ASB’s operating activities was $29 million. Net cash used during the same period by ASB’s investing activities was $140 million, primarily due to purchases of available-for-sale securities of $159 million, a net increase in loans of $66 million, additions to premises and equipment of $2 million and contributions to low income housing investments of $1 million, partly offset by the receipt of repayments from investment securities of $82 million and proceeds from the sale of low income housing investments of $7 million. Net cash provided by financing activities during this period was $122 million, primarily due to increases in deposit liabilities of $112 million and a net increase in other bank borrowings with original maturities of three months or less of $42 million, partly offset by a net decrease in mortgage escrow deposits of $5 million and $28 million in common stock dividends to HEI (through ASB Hawaii).
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. Beginning in the second quarter of 2020, ASB has adopted the community bank leverage ratio framework and is required to report only its leverage ratio. As of March 31, 2021 and December 31, 2020, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 8.3% (5.0%) and 8.4% (5.0%), respectively. All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to HEI (through ASB Hawaii).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company considers interest-rate risk (a non-trading market risk) to be a significant market risk for ASB as it could potentially have material impacts on the Company’s results of operations, financial condition and liquidity. For additional quantitative and qualitative information about the Company’s market risks, see HEI’s and Hawaiian Electric’s Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of HEI’s 2020 Form 10-K (pages 74 to 76).
ASB’s interest-rate risk sensitivity measures as of March 31, 2021 and December 31, 2020 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
+300	5.1%	7.0%	18.5%	31.4%
+200	3.5	5.0	13.5	23.9
+100	1.9	2.7	7.6	14.0
-100	(2.1)	(1.9)	(14.6)	(25.2)

ASB’s net interest income (NII) sensitivity profile was less asset sensitive as of March 31, 2021 as compared to December 31, 2020, primarily driven by the increase in market rates and core deposit funded investment securities purchases. The increase in market rates decreased prepayment expectations in the bank’s fixed-rate mortgage and mortgage-backed investment portfolios, driving decreased asset sensitivity. In addition, the deployment of strong core deposit growth into new fixed-rate investment purchases further contributed to decreased sensitivity.
Economic value of equity (EVE) sensitivity decreased as of March 31, 2021 compared to December 31, 2020 as the duration of assets lengthened. The steepening of the yield curve led to slower prepayment expectations and lengthened the duration of the fixed-rate mortgage and mortgage-backed investment portfolios.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in HEI’s and Hawaiian Electric’s 2020 Form 10-K (see “Part I. Item 3. Legal Proceedings” and proceedings referred to therein) and this Form 10-Q (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 3 and 4 of the Condensed Consolidated Financial Statements) are incorporated by reference in this Item 1. With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts typically maintained in confidence unless and until a resolution is achieved. Certain HEI subsidiaries (including Hawaiian Electric and its subsidiaries, ASB and Pacific Current and its subsidiaries) may also be involved in ordinary routine PUC proceedings, environmental proceedings and litigation incidental to their respective businesses.
Item 1A. Risk Factors
For information about Risk Factors, see pages 18 to 30 of HEI’s and Hawaiian Electric’s 2020 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and the Condensed Consolidated Financial Statements herein. Also, see “Cautionary Note Regarding Forward-Looking Statements” on pages iv through vi herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of HEI common shares were made on the open market during the first quarter of 2021 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2021	18,229	$34.08	—	NA
February 1 to 28, 2021	27,571	$34.29	—	NA
March 1 to 31, 2021	179,276	$38.47	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
**The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 12,139 of the 18,229 shares, 16,288 of the 27,571 shares and 154,919 of the 179,276 shares were purchased for the DRIP; 4,740 of the 18,229 shares, 9,176 of the 27,571 shares and 19,319 of the 179,276 shares were purchased for the HEIRSP; and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 6. Exhibits

HEI Exhibit 10	Form of Restricted Stock Unit Agreement, pursuant to 2010 Equity and Incentive Plan, as amended and restated February 5, 2021.

HEI Exhibit 18.1	Preferability letter of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Gregory C. Hazelton (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

HEI Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

HEI Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Hawaiian Electric Exhibit 18.2	Preferability letter of Deloitte & Touche LLP, Independent Registered Public Accounting Firm. See Exhibit 18.1 herein
Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Scott W. H. Seu (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Scott W. H. Seu
	Constance H. Lau		Scott W. H. Seu
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Gregory C. Hazelton	By	/s/ Tayne S. Y. Sekimura
	Gregory C. Hazelton		Tayne S. Y. Sekimura
	Executive Vice President		Senior Vice President
	and Chief Financial Officer		and Chief Financial Officer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: May 10, 2021		Date: May 10, 2021