Form 10-Q
period 2021-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2021-08-09
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒
Securities registered pursuant to 12(b) of the Act:
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding July 23, 2021
Hawaiian Electric Industries, Inc. (Without Par Value)	109,311,034	Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	17,324,376	Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2021

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2021 and 2020
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and six months ended June 30, 2021 and 2020
3		Condensed Consolidated Balance Sheets (unaudited) - June 30, 2021 and December 31, 2020
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three and six months ended June 30, 2021 and 2020
5		Condensed Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2021 and 2020
Hawaiian Electric Company, Inc. and Subsidiaries
7		Condensed Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2021 and 2020
7		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and six months ended June 30, 2021 and 2020
8		Condensed Consolidated Balance Sheets (unaudited) - June 30, 2021 and December 31, 2020
9		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three and six months ended June 30, 2021 and 2020
10		Condensed Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2021 and 2020
10		Notes to Condensed Consolidated Financial Statements (unaudited)
57	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
57		HEI consolidated
63		Electric Utilities
77		Bank
86	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
87	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
88	Item 1.	Legal Proceedings
88	Item 1A.	Risk Factors
88	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
89	Item 6.	Exhibits
90	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2021
GLOSSARY OF TERMS

Terms	Definitions
ACL	Allowance for credit losses, which is the current credit loss standard, requires recording the allowance based on the expected loss model
AES Hawaii	AES Hawaii, Inc.
AOCI	Accumulated other comprehensive income/(loss)
ARA	Annual revenue adjustment
ASB	American Savings Bank, F.S.B., a wholly owned subsidiary of ASB Hawaii, Inc.
ASB Hawaii	ASB Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASU	Accounting Standards Update
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act enacted March 27, 2020
CBRE	Community-based renewable energy
Company	Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B.; Pacific Current, LLC and its subsidiaries (listed under Pacific Current); and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.)
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
D&O	Decision and order from the PUC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOH	Department of Health of the State of Hawaii
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
ECRC	Energy cost recovery clause
EIP	2010 Equity and Incentive Plan, as amended and restated
EPA	Environmental Protection Agency — federal
EPRM	Exceptional Project Recovery Mechanism
ERP/EAM	Enterprise Resource Planning/Enterprise Asset Management
EPS	Earnings per share
ESG	Environmental, Social & Governance
ESM	Earnings Sharing Mechanism
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
Fitch	Fitch Ratings, Inc.
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Hamakua Energy	Hamakua Energy, LLC, an indirect subsidiary of HEI
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.

GLOSSARY OF TERMS, continued

Terms	Definitions
Hawaiian Electric	Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited and Renewable Hawaii, Inc. Uluwehiokama Biofuels Corp. was dissolved effective as of July 14, 2020
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., Pacific Current, LLC and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.)
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
Kalaeloa	Kalaeloa Partners, L.P.
kWh	Kilowatthour/s (as applicable)
LTIP	Long-term incentive plan
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Mauo	Mauo, LLC, an indirect subsidiary of HEI
Moody’s	Moody’s Investors Service’s
MPIR	Major Project Interim Recovery
MW	Megawatt/s (as applicable)
MRP	Multi-year rate period
NII	Net interest income
NPBC	Net periodic benefit costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
Pacific Current	Pacific Current, LLC, a wholly owned subsidiary of HEI and parent company of Hamakua Holdings, LLC, Mauo, LLC, Alenuihaha Developments, LLC and Ka‘ie‘ie Waho Company, LLC
PBR	Performance-based regulation
PGV	Puna Geothermal Venture
PIMs	Performance incentive mechanisms
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PUC	Public Utilities Commission of the State of Hawaii
PV	Photovoltaic
RAM	Rate adjustment mechanism
RBA	Revenue balancing account
REIP	Renewable Energy Infrastructure Program
RFP	Request for proposals
ROACE	Return on average common equity
RORB	Return on rate base
RPS	Renewable portfolio standards
S&P	Standard & Poor’s
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
Tax Act	2017 Tax Cuts and Jobs Act (H.R. 1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018)
TDR	Troubled debt restructuring
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIEs	Variable interest entities

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
•the extent of the impact of the COVID-19 pandemic, including the duration, spread, severity and any recurrence of the COVID-19 pandemic due to new variants or insufficient vaccinations, the duration and scope of related government orders and restrictions, the impact on our employees, customers and suppliers, and the impact of the COVID-19 pandemic on the overall demand for the Company’s goods and services, all of which could be affected by the pace of distribution, administration, and efficacy of COVID-19 vaccines over the short- and long-term, as well as the proportion of the population vaccinated;
•ability to adequately address risks and capitalize on opportunities related to our environmental, social and governance (ESG) priority areas, which currently include decarbonization, economic health and affordability, reliability and resilience, secure digitalization, diversity, equity and inclusion, employee engagement, and climate-related risks and opportunities;
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
•new technological developments that could affect the operations and prospects of the Utilities and ASB or their competitors such as the commercial development of energy storage and microgrids and banking through alternative channels, including use of digital currencies, which could include a central bank digital currency;
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
v

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands, except per share amounts)	2021	2020	2021	2020
Revenues
Electric utility	$601,879	$534,215	$1,166,743	$1,131,657
Bank	77,260	74,714	154,391	154,452
Other	1,118	16	2,069	22
Total revenues	680,257	608,945	1,323,203	1,286,131
Expenses
Electric utility	534,195	466,414	1,029,945	1,019,898
Bank	37,454	66,221	79,289	126,556
Other	6,752	4,754	14,082	8,419
Total expenses	578,401	537,389	1,123,316	1,154,873
Operating income (loss)
Electric utility	67,684	67,801	136,798	111,759
Bank	39,806	8,493	75,102	27,896
Other	(5,634)	(4,738)	(12,013)	(8,397)
Total operating income	101,856	71,556	199,887	131,258
Retirement defined benefits credit (expense)—other than service costs	1,216	(934)	3,651	(1,868)
Interest expense, net—other than on deposit liabilities and other bank borrowings	(23,317)	(22,613)	(47,053)	(44,388)
Allowance for borrowed funds used during construction	812	752	1,559	1,440
Allowance for equity funds used during construction	2,377	2,194	4,568	4,209
Gain on sale of investment securities, net	—	9,275	528	9,275
Income before income taxes	82,944	60,230	163,140	99,926
Income taxes	18,599	10,870	33,964	16,673
Net income	64,345	49,360	129,176	83,253
Preferred stock dividends of subsidiaries	473	473	946	946
Net income for common stock	$63,872	$48,887	$128,230	$82,307
Basic earnings per common share	$0.58	$0.45	$1.17	$0.75
Diluted earnings per common share	$0.58	$0.45	$1.17	$0.75
Weighted-average number of common shares outstanding	109,282	109,146	109,252	109,098
Net effect of potentially dilutive shares	233	159	305	276
Weighted-average shares assuming dilution	109,515	109,305	109,557	109,374
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2021	2020	2021	2020
Net income for common stock	$63,872	$48,887	$128,230	$82,307
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of taxes of $6,214, $356, $(10,402) and $7,476, respectively	16,976	973	(28,414)	20,421
Reclassification adjustment for net realized gains included in net income, net of taxes of nil, $(599), $(142) and $(599), respectively	—	(1,638)	(387)	(1,638)
Derivatives qualifying as cash flow hedges:
Unrealized interest rate hedging gains (losses) arising during the period, net of taxes of $(243), $(69), $299 and $(688), respectively	(701)	(198)	861	(1,982)
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes of $2,086, $1,981, $4,170 and $3,967, respectively	6,008	5,690	12,018	11,396
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(2,016), $(1,789), $(4,031) and $(3,578), respectively	(5,811)	(5,159)	(11,622)	(10,317)
Other comprehensive income (loss), net of taxes	16,472	(332)	(27,544)	17,880
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$80,344	$48,555	$100,686	$100,187
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$247,443	$341,421
Restricted cash	10,618	17,558
Accounts receivable and unbilled revenues, net	312,727	281,216
Available-for-sale investment securities, at fair value	2,509,906	1,970,417
Held-to-maturity investment securities, at amortized cost	375,655	226,947
Stock in Federal Home Loan Bank, at cost	10,000	8,680
Loans held for investment, net	5,106,207	5,232,642
Loans held for sale, at lower of cost or fair value	50,877	28,275
Property, plant and equipment, net of accumulated depreciation of $2,995,484 and $2,903,144 at June 30, 2021 and December 31, 2020, respectively	5,310,162	5,265,735
Operating lease right-of-use assets	154,720	153,069
Regulatory assets	767,856	766,708
Other	668,368	629,149
Goodwill	82,190	82,190
Total assets	$15,606,729	$15,004,007
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$175,060	$182,347
Interest and dividends payable	20,284	23,547
Deposit liabilities	7,873,430	7,386,957
Short-term borrowings—other than bank	95,748	129,379
Other bank borrowings	129,665	89,670
Long-term debt, net—other than bank	2,258,043	2,119,129
Deferred income taxes	384,953	395,089
Operating lease liabilities	167,997	160,432
Regulatory liabilities	966,477	959,786
Defined benefit pension and other postretirement benefit plans liability	548,840	567,438
Other	584,610	618,438
Total liabilities	13,205,107	12,632,212
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 109,311,034 shares and 109,181,124 shares at June 30, 2021 and December 31, 2020, respectively	1,681,820	1,678,368
Retained earnings	714,317	660,398
Accumulated other comprehensive loss, net of tax benefits	(28,808)	(1,264)
Total shareholders’ equity	2,367,329	2,337,502
Total liabilities and shareholders’ equity	$15,606,729	$15,004,007
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2020	109,181	$1,678,368	$660,398	$(1,264)	$2,337,502
Net income for common stock	—	—	64,358	—	64,358
Other comprehensive loss, net of tax benefits	—	—	—	(44,016)	(44,016)
Share-based expenses and other, net	100	605	—	—	605
Common stock dividends (34¢ per share)	—	—	(37,156)	—	(37,156)
Balance, March 31, 2021	109,281	1,678,973	687,600	(45,280)	2,321,293
Net income for common stock	—	—	63,872	—	63,872
Other comprehensive income, net of taxes	—	—	—	16,472	16,472
Share-based expenses and other, net	30	2,847	—	—	2,847
Common stock dividends (34¢ per share)	—	—	(37,155)	—	(37,155)
Balance, June 30, 2021	109,311	$1,681,820	$714,317	$(28,808)	$2,367,329
Balance, December 31, 2019	108,973	$1,678,257	$622,042	$(20,039)	$2,280,260
Impact of adoption of ASU No. 2016-13	—	—	(15,372)	—	(15,372)
Balance, January 1, 2020 after adoption of ASU No. 2016-13	108,973	1,678,257	606,670	(20,039)	2,264,888
Net income for common stock	—	—	33,420	—	33,420
Other comprehensive income, net of taxes	—	—	—	18,212	18,212
Share-based expenses and other, net	172	(3,996)	—	—	(3,996)
Common stock dividends (33¢ per share)	—	—	(36,019)	—	(36,019)
Balance, March 31, 2020	109,145	1,674,261	604,071	(1,827)	2,276,505
Net income for common stock	—	—	48,887	—	48,887
Other comprehensive loss, net of tax benefits	—	—	—	(332)	(332)
Share-based expenses and other, net	36	2,355	—	—	2,355
Common stock dividends (33¢ per share)	—	—	(36,017)	—	(36,017)
Balance, June 30, 2020	109,181	$1,676,616	$616,941	$(2,159)	$2,291,398
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30
(in thousands)	2021	2020
Cash flows from operating activities
Net income	$129,176	$83,253
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	122,921	119,367
Other amortization	17,896	26,055
Provision for credit losses	(20,642)	25,534
Loans originated, held for sale	(239,761)	(277,738)
Proceeds from sale of loans, held for sale	266,497	259,268
Gain on sale of investment securities, net	(528)	(9,275)
Gain on sale of loans, net	(6,225)	(8,252)
Deferred income taxes	(7,355)	(21,565)
Share-based compensation expense	5,454	4,059
Allowance for equity funds used during construction	(4,568)	(4,209)
Other	(5,037)	(3,854)
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	(41,884)	23,458
Decrease (increase) in fuel oil stock	(43,681)	31,583
Decrease (increase) in regulatory assets	(17,731)	9,432
Increase in regulatory liabilities	5,824	1,717
Increase (decrease) in accounts, interest and dividends payable	2,683	(48,336)
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(1,818)	(12,306)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	(3,834)	16,312
Change in other assets and liabilities	(39,800)	(17,120)
Net cash provided by operating activities	117,587	197,383
Cash flows from investing activities
Available-for-sale investment securities purchased	(1,101,289)	(476,582)
Principal repayments on available-for-sale investment securities	320,597	181,451
Proceeds from sale of available-for-sale investment securities	197,354	169,157
Purchases of held-to-maturity investment securities	(187,172)	—
Proceeds from repayments or maturities of held-to-maturity investment securities	38,401	15,093
Purchase of stock from Federal Home Loan Bank	(32,780)	(22,966)
Redemption of stock from Federal Home Loan Bank	31,460	21,520
Net decrease (increase) in loans held for investment	91,686	(328,356)
Proceeds from sale of residential loans	17,398	—
Capital expenditures	(148,414)	(197,816)
Proceeds from sale of low-income housing investments	—	6,725
Contributions to low income housing investments	(6,478)	(1,951)
Other	7,805	4,469
Net cash used in investing activities	(771,432)	(629,256)
(continued)

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

	Six months ended June 30
(in thousands)	2021	2020
Cash flows from financing activities
Net increase in deposit liabilities	486,473	758,050
Net increase (decrease) in short-term borrowings with original maturities of three months or less	31,257	(119,211)
Net increase (decrease) in other bank borrowings with original maturities of three months or less	39,995	(20,135)
Proceeds from issuance of short-term debt	—	165,000
Repayment of short-term debt	(65,000)	(100,000)
Proceeds from issuance of other bank borrowings	—	30,000
Proceeds from issuance of long-term debt	191,487	351,942
Repayment of long-term debt and funds transferred for repayment of long-term debt	(51,989)	(177,245)
Withheld shares for employee taxes on vested share-based compensation	(2,002)	(5,700)
Common stock dividends	(74,311)	(72,037)
Preferred stock dividends of subsidiaries	(946)	(946)
Other	(2,037)	(1,672)
Net cash provided by financing activities	552,927	808,046
Net increase (decrease) in cash, cash equivalents and restricted cash	(100,918)	376,173
Cash, cash equivalents and restricted cash, beginning of period	358,979	227,685
Cash, cash equivalents and restricted cash, end of period	258,061	603,858
Less: Restricted cash	(10,618)	(29,376)
Cash and cash equivalents, end of period	$247,443	$574,482
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2021	2020	2021	2020
Revenues	$601,879	$534,215	$1,166,743	$1,131,657
Expenses
Fuel oil	139,136	112,451	266,563	285,672
Purchased power	162,465	136,838	304,761	276,654
Other operation and maintenance	118,142	110,041	232,712	237,588
Depreciation	57,381	55,696	114,736	111,546
Taxes, other than income taxes	57,071	51,388	111,173	108,438
Total expenses	534,195	466,414	1,029,945	1,019,898
Operating income	67,684	67,801	136,798	111,759
Allowance for equity funds used during construction	2,377	2,194	4,568	4,209
Retirement defined benefits credit (expense)—other than service costs	1,020	(382)	2,041	(763)
Interest expense and other charges, net	(17,995)	(17,338)	(35,978)	(33,932)
Allowance for borrowed funds used during construction	812	752	1,559	1,440
Income before income taxes	53,898	53,027	108,988	82,713
Income taxes	11,498	10,199	22,731	15,481
Net income	42,400	42,828	86,257	67,232
Preferred stock dividends of subsidiaries	229	229	458	458
Net income attributable to Hawaiian Electric	42,171	42,599	85,799	66,774
Preferred stock dividends of Hawaiian Electric	270	270	540	540
Net income for common stock	$41,901	$42,329	$85,259	$66,234
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2021	2020	2021	2020
Net income for common stock	$41,901	$42,329	$85,259	$66,234
Other comprehensive income, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes of $2,028, $1,798, $4,055 and $3,596, respectively	5,846	5,184	11,691	10,368
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(2,016), $(1,789), $(4,031) and $(3,578), respectively	(5,811)	(5,159)	(11,622)	(10,317)
Other comprehensive income, net of taxes	35	25	69	51
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$41,936	$42,354	$85,328	$66,285
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	June 30, 2021	December 31, 2020
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$51,612	$51,611
Plant and equipment	7,619,886	7,509,343
Less accumulated depreciation	(2,903,421)	(2,819,079)
Construction in progress	201,802	188,342
Utility property, plant and equipment, net	4,969,879	4,930,217
Nonutility property, plant and equipment, less accumulated depreciation of $57 and $115 as of June 30, 2021 and December 31, 2020, respectively	6,951	6,953
Total property, plant and equipment, net	4,976,830	4,937,170
Current assets
Cash and cash equivalents	23,666	47,360
Restricted cash	8,968	15,966
Customer accounts receivable, net	152,392	147,832
Accrued unbilled revenues, net	132,978	101,036
Other accounts receivable, net	5,168	7,673
Fuel oil stock, at average cost	102,066	58,238
Materials and supplies, at average cost	72,959	67,344
Prepayments and other	31,913	44,083
Regulatory assets	59,905	30,435
Total current assets	590,015	519,967
Other long-term assets
Operating lease right-of-use assets	131,622	127,654
Regulatory assets	707,951	736,273
Other	141,556	136,309
Total other long-term assets	981,129	1,000,236
Total assets	$6,547,974	$6,457,373
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 17,324,376 shares at June 30, 2021 and December 31, 2020)	$115,515	$115,515
Premium on capital stock	746,987	746,987
Retained earnings	1,311,744	1,282,335
Accumulated other comprehensive loss, net of tax benefits-retirement benefit plans	(2,850)	(2,919)
Common stock equity	2,171,396	2,141,918
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,676,043	1,561,302
Total capitalization	3,881,732	3,737,513
Commitments and contingencies (Note 3)
Current liabilities
Current portion of operating lease liabilities	68,090	64,730
Short-term borrowings from non-affiliates	37,999	49,979
Accounts payable	131,633	133,849
Interest and preferred dividends payable	17,827	20,350
Taxes accrued, including revenue taxes	175,814	192,524
Regulatory liabilities	31,713	37,301
Other	60,951	74,262
Total current liabilities	524,027	572,995
Deferred credits and other liabilities
Operating lease liabilities	76,066	69,494
Deferred income taxes	393,275	397,798
Regulatory liabilities	934,764	922,485
Unamortized tax credits	108,286	111,915
Defined benefit pension and other postretirement benefit plans liability	514,075	530,532
Other	115,749	114,641
Total deferred credits and other liabilities	2,142,215	2,146,865
Total capitalization and liabilities	$6,547,974	$6,457,373
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2020	17,324	$115,515	$746,987	$1,282,335	$(2,919)	$2,141,918
Net income for common stock	—	—	—	43,358	—	43,358
Other comprehensive income, net of taxes	—	—	—	—	34	34
Common stock dividends	—	—	—	(27,925)	—	(27,925)
Balance, March 31, 2021	17,324	115,515	746,987	1,297,768	(2,885)	2,157,385
Net income for common stock	—	—	—	41,901	—	41,901
Other comprehensive income, net of taxes	—	—	—	—	35	35
Common stock dividends	—	—	—	(27,925)	—	(27,925)
Balance, June 30, 2021	17,324	$115,515	$746,987	$1,311,744	$(2,850)	$2,171,396
Balance, December 31, 2019	17,048	$113,678	$714,824	$1,220,129	$(1,279)	$2,047,352
Net income for common stock	—	—	—	23,905	—	23,905
Other comprehensive income, net of taxes	—	—	—	—	26	26
Common stock dividends	—	—	—	(26,784)	—	(26,784)
Balance, March 31, 2020	17,048	113,678	714,824	1,217,250	(1,253)	2,044,499
Net income for common stock	—	—	—	42,329	—	42,329
Other comprehensive income, net of taxes	—	—	—	—	25	25
Common stock dividends	—	—	—	(26,784)	—	(26,784)
Balance, June 30, 2020	17,048	$113,678	$714,824	$1,232,795	$(1,228)	$2,060,069
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30
(in thousands)	2021	2020
Cash flows from operating activities
Net income	$86,257	$67,232
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	114,736	111,546
Other amortization	12,245	16,275
Deferred income taxes	(11,871)	(16,237)
State refundable credit	(5,309)	(5,060)
Bad debt expense	810	1,089
Allowance for equity funds used during construction	(4,568)	(4,209)
Other	810	116
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(12,972)	10,730
Decrease (increase) in accrued unbilled revenues	(31,398)	15,780
Decrease (increase) in fuel oil stock	(43,828)	31,458
Increase in materials and supplies	(5,615)	(5,542)
Decrease (increase) in regulatory assets	(17,731)	9,432
Increase in regulatory liabilities	5,824	1,717
Increase (decrease) in accounts payable	12,297	(48,209)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(9,051)	(14,700)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	(2,549)	14,968
Change in other assets and liabilities	(30,634)	(4,918)
Net cash provided by operating activities	57,453	181,468
Cash flows from investing activities
Capital expenditures	(138,025)	(186,532)
Other	4,670	5,441
Net cash used in investing activities	(133,355)	(181,091)
Cash flows from financing activities
Common stock dividends	(55,850)	(53,568)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(998)	(998)
Proceeds from issuance of short-term debt	—	100,000
Repayment of short-term debt	(50,000)	(100,000)
Proceeds from issuance of long-term debt	115,000	255,000
Repayment of long-term debt and funds transferred for repayment of long-term debt	—	(109,000)
Net Increase (decrease) in short-term borrowings from non-affiliates and affiliates with original maturities of three months or less	37,999	(38,987)
Other	(941)	(1,347)
Net cash provided by financing activities	45,210	51,100
Net increase (decrease) in cash and cash equivalents	(30,692)	51,477
Cash, cash equivalents and restricted cash, beginning of period	63,326	41,894
Cash, cash equivalents and restricted cash, end of period	32,634	93,371
Less: Restricted cash	(8,968)	(29,376)
Cash and cash equivalents, end of period	$23,666	$63,995
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
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of June 30, 2021 and December 31, 2020 and the results of their operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
Recent accounting pronouncements.
Income Taxes. In December 2019, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes specific exceptions to the general principles in Topic 740, improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP under certain situations. ASU No. 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted the ASU as of January 1, 2021 with no material impact on its consolidated financial statements and related disclosures.
Leases. On July 19, 2021 FASB issued ASU No. 2021-05, “Leases (Topic 842): Lessors–Certain Leases with Variable Lease Payments.” The ASU allows lessors to treat sales-type leases with variable payments to be classified as operating leases if the sales-type lease treatment under Topic 842 would result in a selling loss at lease commencement (day-one loss). The Company plans to early adopt ASU No. 2021-05 as of September 30, 2021 retrospectively to leases that commenced on or after the adoption of ASU No. 2016-02. The impact of the adoption of ASU No. 2021-05 on the Company’s consolidated financial statements is not expected to be material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 2 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended June 30, 2021
Revenues from external customers	$601,869	$77,260	$1,128	$680,257
Intersegment revenues (eliminations)	10	—	(10)	—
Revenues	$601,879	$77,260	$1,118	$680,257
Income (loss) before income taxes	$53,898	$39,992	$(10,946)	$82,944
Income taxes (benefit)	11,498	9,708	(2,607)	18,599
Net income (loss)	42,400	30,284	(8,339)	64,345
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$41,901	$30,284	$(8,313)	$63,872
Six months ended June 30, 2021
Revenues from external customers	$1,166,724	$154,391	$2,088	$1,323,203
Intersegment revenues (eliminations)	19	—	(19)	—
Revenues	$1,166,743	$154,391	$2,069	$1,323,203
Income (loss) before income taxes	$108,988	$77,094	$(22,942)	$163,140
Income taxes (benefit)	22,731	17,254	(6,021)	33,964
Net income (loss)	86,257	59,840	(16,921)	129,176
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	$85,259	$59,840	$(16,869)	$128,230
Total assets (at June 30, 2021)	$6,547,974	$8,909,904	$148,851	$15,606,729
Three months ended June 30, 2020
Revenues from external customers	$534,206	$74,714	$25	$608,945
Intersegment revenues (eliminations)	9	—	(9)	—
Revenues	$534,215	$74,714	$16	$608,945
Income (loss) before income taxes	$53,027	$17,334	$(10,131)	$60,230
Income taxes (benefit)	10,199	3,320	(2,649)	10,870
Net income (loss)	42,828	14,014	(7,482)	49,360
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$42,329	$14,014	$(7,456)	$48,887
Six months ended June 30, 2020
Revenues from external customers	$1,131,636	$154,452	$43	$1,286,131
Intersegment revenues (eliminations)	21	—	(21)	—
Revenues	$1,131,657	$154,452	$22	$1,286,131
Income (loss) before income taxes	$82,713	$36,303	$(19,090)	$99,926
Income taxes (benefit)	15,481	6,528	(5,336)	16,673
Net income (loss)	67,232	29,775	(13,754)	83,253
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	$66,234	$29,775	$(13,702)	$82,307
Total assets (at December 31, 2020)	$6,457,373	$8,396,533	$150,101	$15,004,007

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
Power purchase agreements.  As of June 30, 2021, the Utilities had five PPAs for firm capacity (including the Puna Geothermal Venture (PGV) PPA that went offline in May 2018 due to lava flow on Hawaii Island, but returned to service with firm capacity of 13 MW in the first quarter of 2021 and ramped up to 23.9 MW in the second quarter of 2021) and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
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
Power purchase agreements.  Purchases from all IPPs were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2021	2020	2021	2020
Kalaeloa	$49	$34	$86	$72
AES Hawaii	36	32	66	63
HPOWER	14	17	31	34
Hamakua Energy	12	11	23	24
Puna Geothermal Venture	7	—	11	—
Wind IPPs	28	25	57	53
Solar IPPs	16	17	28	28
Other IPPs [1]	1	1	3	3
Total IPPs	$163	$137	$305	$277
1Includes hydro power and other PPAs
Kalaeloa Partners, L.P.  Under a 1988 PPA, as amended, Hawaiian Electric is committed to purchase 208 MW of firm capacity from Kalaeloa. Hawaiian Electric and Kalaeloa continue negotiations to address the PPA term that ended on May 23, 2016. The PPA automatically extends on a month-to-month basis as long as the parties are still negotiating in good faith. Hawaiian Electric and Kalaeloa have agreed that neither party will give notice of termination of negotiation prior to October 31, 2021, to allow for a negotiated resolution. As a result, since the PPA provides for a 60-day notice of termination of the PPA, the PPA will remain in full force and effect through October 31, 2021, and from month to month thereafter, subject to termination on not less than 60 days notice.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
AES Hawaii, Inc. Under a PPA entered into in March 1988, as amended (through Amendment No. 2) for a period of 30 years ending September 2022, Hawaiian Electric agreed to purchase 180 MW of firm capacity from AES Hawaii. Hawaiian Electric and AES Hawaii have been in dispute over an additional 9 MW of capacity. In February 2018, Hawaiian Electric reached agreement with AES Hawaii on an amendment to the PPA. However, in June 2018, the PUC issued an order suspending review of the amendment pending a Department of Health of the State of Hawaii (DOH) decision on AES Hawaii’s request for approval of its Emission Reduction Plan and partnership with Hawaiian Electric. If approved by the PUC, the amendment will resolve AES Hawaii’s claims related to the additional capacity. Hawaiian Electric does not intend to extend the term of the PPA which will expire on September 1, 2022.
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in an amended and restated PPA between Hawaii Electric Light and Hu Honua dated May 9, 2017. In July 2017, the PUC approved the amended and restated PPA, which becomes effective once the PUC’s order is final and non-appealable. In August 2017, the PUC’s approval was appealed by a third party. On May 10, 2019, the Hawaii Supreme Court issued a decision remanding the matter to the PUC for further proceedings consistent with the court’s decision which must include express consideration of greenhouse gas (GHG) emissions that would result from approving the PPA, whether the cost of energy under the PPA is reasonable in light of the potential for GHG emissions, and whether the terms of the PPA are prudent and in the public interest, in light of its potential hidden and long-term consequences. As a result, the PUC reopened the docket for further proceedings, including re-examining all of the issues in the proceedings. On July 9, 2020, the PUC issued an order denying Hawaii Electric Light’s request to waive the amended and restated PPA from the PUC’s competitive bidding requirements and therefore, dismissed the request for approval of the amended and restated PPA without prejudice to possible participation in any future competitive bidding process. On September 9, 2020, the PUC denied Hu Honua’s motion for reconsideration of the PUC’s order. Hu Honua filed its notice of appeal to the Hawaii Supreme Court of the PUC’s order denying Hu Honua’s motion for reconsideration. On May 24, 2021, the Hawaii Supreme Court vacated the PUC’s decision and remanded the matter back to the PUC for further proceedings. On June 30, 2021, the PUC issued an order reopening the docket consistent with the Hawaii Supreme Court’s order.
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
In February 2019, the PUC approved a methodology for passing the future cost saving benefits of the new ERP/EAM system to customers developed by the Utilities in collaboration with the Consumer Advocate. The Utilities filed a benefits clarification document on June 10, 2019, reflecting $150 million in future net O&M expense reductions and cost avoidance, and $96 million in capital cost reductions and tax savings over the 12-year service life. To the extent the reduction in O&M expense relates to amounts reflected in electric rates, the Utilities would reduce future rates for such amounts. In October 2019, the PUC approved the Utilities and the Consumer Advocate’s Stipulated Performance Metrics and Tracking Mechanism. As of June 30, 2021, the Utilities’ regulatory liability was $11.1 million ($6.1 million for Hawaiian Electric, $2.0 million for Hawaii Electric Light and $3.0 million for Maui Electric) for the O&M expense savings that are being amortized or to be included in future rates. As part of the settlement agreement approved in the Hawaiian Electric 2020 test year rate case, the regulatory liability for Hawaiian Electric will be amortized over five years, beginning in November 2020, and the O&M benefits for Hawaiian Electric

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
was considered flowed through to customers. As part of the PBR proceeding, the regulatory liability as of December 31, 2020 of approximately $1.6 million and $2.3 million, respectively, for Hawaii Electric Light and Maui Electric was flowed to customers as part of the customer dividend in the annual revenue adjustment in 2021.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The federal Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the DOH and EPA, Maui Electric further investigated the Site and the Adjacent Parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.7 million as of June 30, 2021, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the Adjacent Parcel; however, final costs of remediation will depend on the cleanup approach implemented.
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
As of June 30, 2021, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $10.5 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
Regulatory proceedings
Decoupling. Decoupling is a regulatory model that is intended to provide the Utilities with financial stability and facilitate meeting the State of Hawaii’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio standard. Prior to the implementation of the performance-based regulation framework (PBR Framework), the decoupling mechanism had the following major components: (1) monthly revenue balancing account (RBA) revenues or refunds for the difference between PUC-approved target revenues and recorded adjusted revenues, which delinks revenues from kWh sales, (2) rate adjustment mechanism (RAM) revenues for escalation in certain O&M expenses and rate base changes, (3) major project interim recovery (MPIR) adjustment mechanism, (4) performance incentive mechanisms (PIMs), and (5) an earnings sharing mechanism (ESM), which would provide for a reduction of revenues between rate cases in the event the utility exceeds the return on average common equity (ROACE) allowed in its most recent rate case.
Performance-based regulation framework. On December 23, 2020, the PUC issued a D&O (PBR D&O) approving the new PBR Framework. Under the PBR Framework, the Utilities’ decoupling will continue to be used with modifications, as described below. The existing cost recovery mechanisms will continue as currently implemented (e.g., the Energy Cost Recovery Clause (ECRC), Purchased Power Adjustment Clause (PPAC), Demand Side Management surcharge (DSM), Renewable Energy Infrastructure Program (REIP), Demand Response Adjustment Clause (DRAC), Pension and Other Post-Employment Benefits (OPEB) tracking mechanisms). In addition to annual revenues provided by the annual revenue adjustment (ARA), the Utilities may seek relief for extraordinary projects or programs through the Exceptional Project Recovery Mechanism (EPRM) (formerly known as the MPIR adjustment mechanism) and earn financial rewards for exemplary performance as provided through a portfolio of PIMs and Shared Savings Mechanisms (SSMs). The PBR Framework will incorporate a variety of other performance mechanisms, including Scorecards, Reported Metrics, and an expedited Pilot Process. The PBR Framework also contains a number of safeguards, including a symmetric ESM which protects the Utilities

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
and customers from excessive earnings or losses, as measured by the Utilities’ Return on Equity (ROE) and a Re-Opener mechanism, under which the PUC will open an examination, at its discretion, to determine if adjustments or modifications to specific PBR mechanisms are appropriate.
Rate adjustment mechanism. The RAM is based on the lesser of: a) an inflationary adjustment for certain O&M expenses and return on investment for certain rate base changes, or b) cumulative annual compounded increase in Gross Domestic Product Price Index applied to annualized target revenues (the RAM Cap). All Utilities were limited to the RAM Cap in 2020. Under the PBR Framework, the ARA mechanism replaced the RAM, and became effective on June 1, 2021. The transition to the ARA includes the continuation of the 2020 RAM revenue adjustment.
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
As a result of an Order issued by the PUC pursuant to a motion for partial reconsideration the customer dividend for “pre-PBR” savings commitment portion to be delivered to customers will be at a rate of $6.6 million per year from 2021 to 2025, and the Enterprise Resource Planning system benefits savings of $3.9 million, to be delivered to customers in 2021. The implementation of the ARA occurred on June 1, 2021.
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
On May 26, 2021, the PUC approved 2021 MPIR amounts totaling $21.8 million, including revenue taxes, for the Schofield Generating Station ($17.6 million), West Loch PV Project ($3.3 million), and Grid Modernization Strategy Phase 1 project ($0.9 million for all three utilities) for the accrual of revenues effective January 1, 2021, that included the 2021 return on project amount (based on approved amounts) in rate base, depreciation and incremental O&M expenses. Under the PBR framework, the Utilities began recovery of the annualized 2021 MPIR amounts effective June 1, 2021 through the RBA rate adjustment.
Exceptional project recovery mechanism. Under the PBR framework, the existing MPIR adjustment mechanism was renamed EPRM to include deferred and O&M expense projects and to permit the Utilities to include the full amount of approved costs in the EPRM for recovery in the first year the project goes into service, pro-rated for the portion of the year the project is in service. Any pending application for MPIR relief submitted by the Utilities prior to the PBR D&O, will be grandfathered under the MPIR Guidelines. The Utilities may alternatively request that pending MPIR applications be reviewed under EPRM Guidelines. EPRM recovery will be in accordance with the EPRM Guidelines limited to the lesser of actual incurred project costs or PUC-approved amounts, net of savings. Currently, the Utilities are seeking EPRM recovery of seven projects with total project costs of $245 million, subject to PUC approval.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Pilot process. The PBR D&O approved a Pilot Process to foster innovation by establishing an expedited implementation process for pilots that test new technologies, programs, business models, and other arrangements. This is intended to support initiatives by the Utilities to test new programs and ideas quickly and elevate any successful pilots for consideration of full-scale implementation. The proposed pilots would be subject to PUC approval with a total annual cap of $10 million. The Pilot Process will feature the two primary activities: an initial “Workplan Development” phase, during which the Utilities identify and scope areas of interests, so as to inform the subsequent “Implementation” phase, during which the Utilities submit specific pilot proposals for expedited review by the PUC and implement the pilot upon approval. The PUC will issue an order, approving, denying, or modifying a proposed Pilot within 45 days of receiving notice of a specific pilot project.
On July 9, 2021, the PUC issued an order approving the Utilities’ proposed Pilot Process submitted in April 2021, including a cost recovery process that generally allows the Utilities to defer and recover total annual expenditures of approved pilot projects in full over twelve months beginning June 1 of the year following implementation through the RBA rate adjustment, although the Utilities may determine on a case-by-case basis that a particular project’s deferred costs should be amortized over a period greater than twelve months.
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
In December 2020, the Utilities accrued $0.9 million in estimated rewards for call center performance, net of service reliability penalties, for 2020. The net service quality performance rewards related to 2020 was reflected in the 2021 annual decoupling filing which was approved by the PUC on May 26, 2021, resulting in an increase to customer rates effective June 1, 2021.
•Phase 1 RFP PIM. Procurement of low-cost variable renewable resources through the RFP process in 2018 is measured by comparison of the procurement price to target prices. Half of the incentive was earned upon PUC approval of the PPAs. Based on the seven PPAs approved in 2019, the Utilities recognized $1.7 million in 2019 with the remaining award to be recognized in the year following the in-service date of the projects, which is estimated to occur from 2023 to 2024.
•Phase 2 RFP PIMs. The PUC order issued on October 9, 2019 establishes pricing thresholds, timelines to complete contracting, and other performance criteria for the performance incentive eligibility. The PIMs provide incentives only without penalties. The order requires contracts under the Grid Service RFP be filed for approval by May 2020 (subsequently extended to July 9, 2020), and by September 2020 under the Renewable RFPs, with a declining PIM for projects that are not filed by these deadlines. On July 9, 2020, the Utilities filed two Grid Service Purchase Agreements for the Grid Service RFP that potentially qualify for a demand response PIM, however, details of the incentive metrics will be determined by the PUC. On September 15, 2020, the Utilities filed eight power purchase agreements for the Phase 2 RFP. Of those eight, only one project qualified for a potential PIM incentive. On February 16, 2021, the Utilities filed one additional power purchase agreement that qualifies for the declining PIM. On December 31, 2020, the PUC approved the two Grid Services Purchase Agreements without further clarification regarding the demand response PIM. The Utility filed a letter in January 2021 with the PUC seeking guidance on the next steps to define the demand response incentive metric details.
•The PUC established the following two new PIMs in its PBR D&O, which were approved in an order issued on March 23, 2021 and became effective on June 1, 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
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
•The PUC also established the following three new PIMs in its PBR D&O, which were approved by the PUC on May 17, 2021 and became effective on June 1, 2021.
•Interconnection Approval PIM that provides financial rewards and penalties for interconnection times for distributed energy resources systems <100 kW in size. The Utilities can earn a total annual maximum reward of $3.0 million or a total annual maximum penalty of $0.9 million. The evaluation period commenced on January 1, 2021.
•Low-to-Moderate Income (LMI) Energy Efficiency PIM that provides financial reward for collaboration between the Utilities and the third-party Public Benefits Fee Administrator to deliver energy savings for low- and moderate-income customers. The Utilities can earn a total annual maximum reward of $2.0 million. The PIM will initially have a duration of three years and be subject to an annual review. The evaluation period is based on Hawaii Energy’s program year with the initial evaluation year being the period of July 1, 2021 through June 30, 2022.
•Advanced Metering Infrastructure Utilization PIM that provides financial rewards for leveraging grid modernization investments and engaging customers beyond what is already planned in the Phase 1 Grid Modernization program. The Utilities can earn a total annual maximum reward of $2.0 million. The PIM will initially have a duration of three years after which it will be re-evaluated. The evaluation period commenced on January 1, 2021.
Annual decoupling filings. The filing reflected ARA revenues for 2021 to be collected from June 1 through December 31, 2021, as follows:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
2021 ARA revenues	$6.9	$1.7	$1.7	$10.3
Management Audit savings commitment	(4.6)	(1.0)	(1.0)	(6.6)
Net incremental revenues	$2.3	$0.7	$0.7	$3.7

The net incremental amounts to be collected (refunded) from June 1, 2021 through December 31, 2021 under the RBA rate tariffs are as follows:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
Incremental RAM revenues and ARA revenues	$(14.7)	$(2.2)	$(6.1)	$(23.0)
Annual change in accrued RBA balance as of December 31, 2020 (and associated revenue taxes)	10.4	5.7	8.9	25.0
Incremental Performance Incentive Mechanisms (net)	—	0.2	0.5	0.7
Incremental MPIR/EPRM Revenue Adjustment	12.6	0.1	0.1	12.8
Incremental Affiliate Transaction Refund/PUC Ordered Adjustment	—	N/A	2.0	2.0
Net incremental amount to be collected under the RBA rate tariffs	$8.3	$3.8	$5.3	$17.4
Note: Columns may not foot due to rounding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
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
Regulatory assets for COVID-19 related costs. On May 4, 2020, the PUC issued an order, authorizing all utilities, including the Utilities, to establish regulatory assets to record costs resulting from the suspension of disconnections of service during the pendency of the Governor’s Emergency Proclamation and until otherwise ordered by the PUC. In future proceedings, the PUC will consider the reasonableness of the costs, the appropriate period of recovery, any amount of carrying costs thereon, and any savings directly attributable to suspension of disconnects, and other related matters. As part of the order, the PUC prohibits the Utilities from charging late payment fees on past due payments. On June 30, 2020, the PUC issued an order approving the Utilities’ request made in April 2020 for deferral treatment of COVID-19 related costs through December 31, 2020. On March 8, 2021, the PUC approved the Utilities’ request to extend the deferral period to June 30, 2021. The Utilities’ request to extend the deferral period to December 31, 2021 is pending PUC approval. The Utilities are required to file quarterly reports to update the Utilities’ financial condition, report measures in place to assist their customers during the COVID-19 emergency situation, identify the planned deferred costs and details for the deferred costs, and identify funds received or benefits received that have resulted from the COVID-19 emergency period. The recovery of the regulatory assets would be determined in a subsequent proceeding and management believes the deferred costs are probable of recovery. In addition, starting in December 2020 and monthly moving forward until otherwise ordered by the PUC, the Utilities are required to file information on, among other things, number of customers, arrears balances, payment arrangements entered into, and available assistance used to assists customer bill payment. The monthly report is intended to assist the PUC in determining next steps regarding appropriate regulatory measures. As of June 30, 2021, the Utilities recorded a total of $25.6 million in regulatory assets pursuant to the orders.
Collective bargaining agreement. As of June 30, 2021, approximately 47% of the Utilities’ employees are members of the International Brotherhood of Electrical Workers, AFL-CIO, Local 1260. The current collective bargaining agreement with the union is set to expire on October 31, 2021. The Utilities are currently renegotiating the contract with the union.
Condensed consolidating financial information. Condensed consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the three and six month periods ended June 30, 2021 and 2020, and as of June 30, 2021 and December 31, 2020.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended June 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$422,697	91,512	87,670	—	—	$601,879
Expenses
Fuel oil	91,345	19,586	28,205	—	—	139,136
Purchased power	124,948	24,236	13,281	—	—	162,465
Other operation and maintenance	77,903	19,474	20,765	—	—	118,142
Depreciation	38,907	10,053	8,421	—	—	57,381
Taxes, other than income taxes	40,301	8,539	8,231	—	—	57,071
Total expenses	373,404	81,888	78,903	—	—	534,195
Operating income	49,293	9,624	8,767	—	—	67,684
Allowance for equity funds used during construction	1,930	140	307	—	—	2,377
Equity in earnings of subsidiaries	10,744	—	—	—	(10,744)	—
Retirement defined benefits expense—other than service costs	884	169	(33)	—	—	1,020
Interest expense and other charges, net	(12,829)	(2,573)	(2,593)	—	—	(17,995)
Allowance for borrowed funds used during construction	654	48	110	—	—	812
Income before income taxes	50,676	7,408	6,558	—	(10,744)	53,898
Income taxes	8,505	1,668	1,325			11,498
Net income	42,171	5,740	5,233	—	(10,744)	42,400
Preferred stock dividends of subsidiaries	—	133	96	—		229
Net income attributable to Hawaiian Electric	42,171	5,607	5,137	—	(10,744)	42,171
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$41,901	5,607	5,137	—	(10,744)	$41,901

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended June 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$41,901	5,607	5,137	—	(10,744)	$41,901
Other comprehensive income, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	5,846	834	761	—	(1,595)	5,846
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(5,811)	(834)	(761)	—	1,595	(5,811)
Other comprehensive income, net of taxes	35	—	—	—	—	35
Comprehensive income attributable to common shareholder	$41,936	5,607	5,137	—	(10,744)	$41,936

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Six months ended June 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$823,251	176,661	166,851	—	(20)	$1,166,743
Expenses
Fuel oil	180,073	36,071	50,419	—	—	266,563
Purchased power	233,552	45,833	25,376	—	—	304,761
Other operation and maintenance	155,238	37,386	40,088	—	—	232,712
Depreciation	77,821	20,101	16,814	—	—	114,736
Taxes, other than income taxes	78,928	16,532	15,713	—	—	111,173
Total expenses	725,612	155,923	148,410	—	—	1,029,945
Operating income	97,639	20,738	18,441	—	(20)	136,798
Allowance for equity funds used during construction	3,678	272	618	—	—	4,568
Equity in earnings of subsidiaries	23,254	—	—	—	(23,254)	—
Retirement defined benefits expense—other than service costs	1,770	337	(66)	—	—	2,041
Interest expense and other charges, net	(25,661)	(5,154)	(5,183)	—	20	(35,978)
Allowance for borrowed funds used during construction	1,245	92	222	—	—	1,559
Income before income taxes	101,925	16,285	14,032	—	(23,254)	108,988
Income taxes	16,126	3,719	2,886	—	—	22,731
Net income	85,799	12,566	11,146	—	(23,254)	86,257
Preferred stock dividends of subsidiaries	—	267	191	—	—	458
Net income attributable to Hawaiian Electric	85,799	12,299	10,955	—	(23,254)	85,799
Preferred stock dividends of Hawaiian Electric	540	—	—	—	—	540
Net income for common stock	$85,259	12,299	10,955	—	(23,254)	$85,259

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Six months ended June 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$85,259	12,299	10,955	—	(23,254)	$85,259
Other comprehensive income, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes	11,691	1,669	1,522	—	(3,191)	11,691
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(11,622)	(1,668)	(1,522)	—	3,190	(11,622)
Other comprehensive income, net of taxes	69	1	—	—	(1)	69
Comprehensive income attributable to common shareholder	$85,328	12,300	10,955	—	(23,255)	$85,328

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
June 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi- diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,412	5,606	3,594	—	—	$51,612
Plant and equipment	5,030,706	1,368,603	1,220,577	—	—	7,619,886
Less accumulated depreciation	(1,735,717)	(612,065)	(555,639)	—	—	(2,903,421)
Construction in progress	159,300	12,961	29,541	—	—	201,802
Utility property, plant and equipment, net	3,496,701	775,105	698,073	—	—	4,969,879
Nonutility property, plant and equipment, less accumulated depreciation	5,304	115	1,532	—	—	6,951
Total property, plant and equipment, net	3,502,005	775,220	699,605	—	—	4,976,830
Investment in wholly owned subsidiaries, at equity	635,296	—	—	—	(635,296)	—
Current assets
Cash and cash equivalents	17,367	3,754	2,468	77	—	23,666
Restricted cash	8,968	—	—	—	—	8,968
Advances to affiliates	3,800	—	—	—	(3,800)	—
Customer accounts receivable, net	104,190	25,316	22,886	—	—	152,392
Accrued unbilled revenues, net	98,422	17,169	17,387	—	—	132,978
Other accounts receivable, net	13,370	4,036	4,661	—	(16,899)	5,168
Fuel oil stock, at average cost	74,673	11,193	16,200	—	—	102,066
Materials and supplies, at average cost	42,641	10,326	19,992	—	—	72,959
Prepayments and other	25,319	4,510	2,084	—	—	31,913
Regulatory assets	47,934	3,911	8,060	—	—	59,905
Total current assets	436,684	80,215	93,738	77	(20,699)	590,015
Other long-term assets
Operating lease right-of-use assets	107,191	24,095	336	—	—	131,622
Regulatory assets	494,195	109,656	104,100	—	—	707,951
Other	110,278	18,970	18,290	—	(5,982)	141,556
Total other long-term assets	711,664	152,721	122,726	—	(5,982)	981,129
Total assets	$5,285,649	1,008,156	916,069	77	(661,977)	$6,547,974
Capitalization and liabilities
Capitalization
Common stock equity	$2,171,396	322,451	312,768	77	(635,296)	$2,171,396
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,176,353	246,335	253,355	—	—	1,676,043
Total capitalization	3,370,042	575,786	571,123	77	(635,296)	3,881,732
Current liabilities
Current portion of operating lease liabilities	64,725	3,331	34	—	—	68,090
Short-term borrowings from non-affiliates	37,999	—	—	—	—	37,999
Short-term borrowings from affiliate	—	3,100	700	—	(3,800)	—
Accounts payable	90,840	18,624	22,169	—	—	131,633
Interest and preferred dividends payable	12,801	2,694	2,333	—	(1)	17,827
Taxes accrued, including revenue taxes	122,268	27,743	25,803	—	—	175,814
Regulatory liabilities	18,306	5,653	7,754	—	—	31,713
Other	50,487	11,508	16,004	—	(17,048)	60,951
Total current liabilities	397,426	72,653	74,797	—	(20,849)	524,027
Deferred credits and other liabilities
Operating lease liabilities	54,992	20,764	310	—	—	76,066
Deferred income taxes	280,920	53,115	59,240	—	—	393,275
Regulatory liabilities	666,554	175,771	92,439	—	—	934,764
Unamortized tax credits	79,867	14,890	13,529	—	—	108,286
Defined benefit pension and other postretirement benefit plans liability	367,530	75,010	77,367	—	(5,832)	514,075
Other	68,318	20,167	27,264	—	—	115,749
Total deferred credits and other liabilities	1,518,181	359,717	270,149	—	(5,832)	2,142,215
Total capitalization and liabilities	$5,285,649	1,008,156	916,069	77	(661,977)	$6,547,974

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Six months ended June 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2020	$2,141,918	317,451	309,363	77	(626,891)	$2,141,918
Net income for common stock	85,259	12,299	10,955	—	(23,254)	85,259
Other comprehensive income, net of taxes	69	1	—	—	(1)	69
Common stock dividends	(55,850)	(7,300)	(7,550)	—	14,850	(55,850)
Balance, June 30, 2021	$2,171,396	322,451	312,768	77	(635,296)	$2,171,396

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Six months ended June 30, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2019	$2,047,352	298,998	292,870	101	(591,969)	$2,047,352
Net income for common stock	66,234	13,246	9,334	—	(22,580)	66,234
Other comprehensive income (loss), net of taxes	51	4	(3)	—	(1)	51
Common stock dividends	(53,568)	(8,160)	(7,192)	—	15,352	(53,568)
Balance, June 30, 2020	$2,060,069	304,088	295,009	101	(599,198)	$2,060,069

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$43,623	15,315	13,365	—	(14,850)	$57,453
Cash flows from investing activities
Capital expenditures	(92,352)	(22,135)	(23,538)	—	—	(138,025)
Advances from affiliates	22,900	—	—	—	(22,900)	—
Other	3,087	911	672	—	—	4,670
Net cash used in investing activities	(66,365)	(21,224)	(22,866)	—	(22,900)	(133,355)
Cash flows from financing activities
Common stock dividends	(55,850)	(7,300)	(7,550)	—	14,850	(55,850)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(540)	(267)	(191)	—	—	(998)
Repayment of short-term debt	(50,000)	—	—	—	—	(50,000)
Proceeds from issuance of long-term debt	60,000	30,000	25,000	—	—	115,000
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	37,999	(15,700)	(7,200)	—	22,900	37,999
Other	(703)	(116)	(122)	—	—	(941)
Net cash provided by (used in) financing activities	(9,094)	6,617	9,937	—	37,750	45,210
Net increase (decrease) in cash and cash equivalents	(31,836)	708	436	—	—	(30,692)
Cash, cash equivalents and restricted cash, beginning of period	58,171	3,046	2,032	77	—	63,326
Cash, cash equivalents and restricted cash, end of period	26,335	3,754	2,468	77	—	32,634
Less: Restricted cash	(8,968)	—	—	—	—	(8,968)
Cash and cash equivalents, end of period	$17,367	3,754	2,468	77	—	$23,666

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$154,967	20,307	21,601	—	(15,407)	$181,468
Cash flows from investing activities
Capital expenditures	(129,829)	(30,785)	(25,918)	—	—	(186,532)
Advances from affiliates	14,200	8,000	—	—	(22,200)	—
Other	4,354	552	480	—	55	5,441
Net cash used in investing activities	(111,275)	(22,233)	(25,438)	—	(22,145)	(181,091)
Cash flows from financing activities
Common stock dividends	(53,568)	(8,160)	(7,192)	—	15,352	(53,568)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(540)	(267)	(191)	—	—	(998)
Proceeds from issuance of short-term debt	100,000	—	—	—	—	100,000
Repayment of short-term debt	(100,000)	—	—	—	—	(100,000)
Proceeds from issuance of long-term debt	205,000	10,000	40,000	—	—	255,000
Repayment of long-term debt and funds transferred for repayment of long-term debt	(95,000)	(14,000)	—	—	—	(109,000)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(46,987)	12,000	(26,200)	—	22,200	(38,987)
Other	(1,039)	(61)	(247)	—	—	(1,347)
Net cash provided by (used in) financing activities	7,866	(488)	6,170	—	37,552	51,100
Net increase (decrease) in cash and cash equivalents	51,558	(2,414)	2,333	—	—	51,477
Cash, cash equivalents and restricted cash, beginning of period	32,988	7,008	1,797	101	—	41,894
Cash, cash equivalents and restricted cash, end of period	84,546	4,594	4,130	101	—	93,371
Less: Restricted cash	(29,376)	—	—	—	—	(29,376)
Cash and cash equivalents, end of period	$55,170	4,594	4,130	101	—	$63,995

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 4 · Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income and Comprehensive Income Data

	Three months ended June 30		Six months ended June 30
(in thousands)	2021	2020	2021	2020
Interest and dividend income
Interest and fees on loans	$51,026	$53,541	$100,973	$109,086
Interest and dividends on investment securities	11,040	6,288	19,713	15,718
Total interest and dividend income	62,066	59,829	120,686	124,804
Interest expense
Interest on deposit liabilities	1,281	3,071	2,743	6,658
Interest on other borrowings	23	75	50	388
Total interest expense	1,304	3,146	2,793	7,046
Net interest income	60,762	56,683	117,893	117,758
Provision for credit losses	(12,207)	15,133	(20,642)	25,534
Net interest income after provision for credit losses	72,969	41,550	138,535	92,224
Noninterest income
Fees from other financial services	5,464	3,102	10,537	7,673
Fee income on deposit liabilities	3,904	2,897	7,767	8,010
Fee income on other financial products	2,201	1,212	4,643	3,084
Bank-owned life insurance	1,624	1,673	4,185	2,467
Mortgage banking income	1,925	6,252	6,225	8,252
Gain on sale of investment securities, net	—	9,275	528	9,275
Other income, net	76	(251)	348	162
Total noninterest income	15,194	24,160	34,233	38,923
Noninterest expense
Compensation and employee benefits	27,670	25,079	55,707	50,856
Occupancy	5,100	5,442	10,069	10,709
Data processing	4,533	3,849	8,884	7,686
Services	2,475	2,474	5,337	5,283
Equipment	2,394	2,290	4,616	4,629
Office supplies, printing and postage	978	1,049	2,022	2,390
Marketing	665	379	1,313	1,181
FDIC insurance	788	751	1,604	853
Other expense[1]	3,568	7,063	6,122	11,257
Total noninterest expense	48,171	48,376	95,674	94,844
Income before income taxes	39,992	17,334	77,094	36,303
Income taxes	9,708	3,320	17,254	6,528
Net income	30,284	14,014	59,840	29,775
Other comprehensive income (loss), net of taxes	16,999	(280)	(28,755)	19,567
Comprehensive income	$47,283	$13,734	$31,085	$49,342

1 The three- and six-month periods ended June 30, 2021 include approximately $0.1 million and $0.4 million, respectively, of certain direct and incremental COVID-19 related costs. The three- and six-month periods ended June 30, 2020 include approximately $3.7 million and $3.8 million, respectively, of certain significant direct and incremental COVID-19 related costs. These costs for the first six months of 2020, which have been recorded in Other expense, include $2.3 million of compensation expense and $1.1 million of enhanced cleaning and sanitation costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Reconciliation to amounts per HEI Condensed Consolidated Statements of Income*:

	Three months ended June 30,		Six months ended June 30
(in thousands)	2021	2020	2021	2020
Interest and dividend income	$62,066	$59,829	$120,686	$124,804
Noninterest income	15,194	24,160	34,233	38,923
Less: Gain on sale of investment securities, net	—	9,275	528	9,275
*Revenues-Bank	77,260	74,714	154,391	154,452
Total interest expense	1,304	3,146	2,793	7,046
Provision for credit losses	(12,207)	15,133	(20,642)	25,534
Noninterest expense	48,171	48,376	95,674	94,844
Less: Retirement defined benefits expense (credit)—other than service costs	(186)	434	(1,464)	868
*Expenses-Bank	37,454	66,221	79,289	126,556
*Operating income-Bank	39,806	8,493	75,102	27,896
Add back: Retirement defined benefits expense (credit)—other than service costs	(186)	434	(1,464)	868
Add back: Gain on sale of investment securities, net	—	9,275	528	9,275
Income before income taxes	$39,992	$17,334	$77,094	$36,303

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	June 30, 2021		December 31, 2020
Assets
Cash and due from banks		$115,567		$178,422
Interest-bearing deposits		105,800		114,304
Cash and cash equivalents		221,367		292,726
Investment securities
Available-for-sale, at fair value		2,509,906		1,970,417
Held-to-maturity, at amortized cost (fair value of $374,141 and $229,963, respectively)		375,655		226,947
Stock in Federal Home Loan Bank, at cost		10,000		8,680
Loans held for investment		5,184,459		5,333,843
Allowance for credit losses		(78,252)		(101,201)
Net loans		5,106,207		5,232,642
Loans held for sale, at lower of cost or fair value		50,877		28,275
Other		553,702		554,656
Goodwill		82,190		82,190
Total assets		$8,909,904		$8,396,533
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$2,868,770		$2,598,500
Deposit liabilities—interest-bearing		5,004,660		4,788,457
Other borrowings		129,665		89,670
Other		166,419		183,731
Total liabilities		8,169,514		7,660,358
Commitments and contingencies
Common stock		1		1
Additional paid-in capital		352,888		351,758
Retained earnings		401,310		369,470
Accumulated other comprehensive income (loss), net of taxes
Net unrealized gains (losses) on securities	$(8,815)		$19,986
Retirement benefit plans	(4,994)	(13,809)	(5,040)	14,946
Total shareholder’s equity		740,390		736,175
Total liabilities and shareholder’s equity		$8,909,904		$8,396,533

Other assets
Bank-owned life insurance		$164,453		$163,265
Premises and equipment, net		205,917		206,134
Accrued interest receivable		23,064		24,616
Mortgage-servicing rights		10,754		10,020
Low-income housing investments		87,371		83,435
Other		62,143		67,186
		$553,702		$554,656
Other liabilities
Accrued expenses		$61,156		$62,694
Federal and state income taxes payable		1,508		6,582
Cashier’s checks		30,818		38,011
Advance payments by borrowers		10,374		10,207
Other		62,563		66,237
		$166,419		$183,731

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Other borrowings consisted of securities sold under agreements to repurchase of $129.7 million and $89.7 million at June 30, 2021 and December 31, 2020, respectively.
Investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
June 30, 2021
Available-for-sale
U.S. Treasury and federal agency obligations	$94,716	$1,612	$(19)	$96,309	1	$19,920	$(19)	—	$—	$—
Mortgage-backed securities*	2,381,062	15,932	(30,693)	2,366,301	76	1,301,202	(30,679)	1	771	(14)
Corporate bonds	30,743	1,126	—	31,869	—	—	—	—	—	—
Mortgage revenue bonds	15,427	—	—	15,427	—	—	—	—	—	—
	$2,521,948	$18,670	$(30,712)	$2,509,906	77	$1,321,122	$(30,698)	1	$771	$(14)
Held-to-maturity
U.S. Treasury and Federal agency obligations	$40,065	$316	$—	$40,381	—	$—	$—	—	$—	$—
Mortgage-backed securities*	335,590	3,463	(5,293)	333,760	14	191,612	(5,293)	—	—	—
	$375,655	$3,779	$(5,293)	$374,141	14	$191,612	$(5,293)	—	$—	$—
December 31, 2020
Available-for-sale
U.S. Treasury and federal agency obligations	$60,260	$2,062	$—	$62,322	—	$—	$—	—	$—	$—
Mortgage-backed securities*	1,825,893	26,817	(3,151)	1,849,559	22	373,924	(3,151)	—	—	—
Corporate bonds	29,776	1,575	—	31,351	—	—	—	—	—	—
Mortgage revenue bonds	27,185	—	—	27,185	—	—	—	—	—	—
	$1,943,114	$30,454	$(3,151)	$1,970,417	22	$373,924	$(3,151)	—	$—	$—
Held-to-maturity
Mortgage-backed securities*	$226,947	$3,846	$(830)	$229,963	7	$114,152	$(830)	—	$—	$—
	$226,947	$3,846	$(830)	$229,963	7	$114,152	$(830)	—	$—	$—
* Issued or guaranteed by U.S. Government agencies or sponsored agencies
ASB does not believe that the investment securities that were in an unrealized loss position at June 30, 2021 and December 31, 2020, represent a credit loss. Total gross unrealized losses were primarily attributable to change in market conditions. On a quarterly basis the investment securities are evaluated for changes in financial condition of the issuer. Based upon ASB’s evaluation, all securities held within the investment portfolio continue to be investment grade by one or more agencies. The contractual cash flows of the U.S. Treasury, federal agency obligations and agency mortgage-backed securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB’s investment securities portfolio did not require an allowance for credit losses at June 30, 2021 and December 31, 2020.
U.S. Treasury, federal agency obligations, corporate bonds, and mortgage revenue bonds have contractual terms to maturity. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The contractual maturities of investment securities were as follows:

June 30, 2021	Amortized cost	Fair value
(in thousands)
Available-for-sale
Due in one year or less	$—	$—
Due after one year through five years	79,832	81,989
Due after five years through ten years	45,627	46,189
Due after ten years	15,427	15,427
	140,886	143,605
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	2,381,062	2,366,301
Total available-for-sale securities	$2,521,948	$2,509,906
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	40,065	40,381
Due after ten years	—	—
	40,065	40,381
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	335,590	333,760
Total held-to-maturity securities	$375,655	$374,141
The proceeds, gross gains and losses from sales of available-for-sale securities were as follows:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
(in thousands)
Proceeds	$—	$169,157	$197,354	$169,157
Gross gains	—	9,312	975	9,312
Gross losses	—	37	447	37
Tax expense on realized gains	—	2,492	142	2,492
The components of loans were summarized as follows:

	June 30, 2021	December 31, 2020
(in thousands)
Real estate:
Residential 1-4 family	$2,122,873	$2,144,239
Commercial real estate	1,071,716	983,865
Home equity line of credit	870,182	963,578
Residential land	18,865	15,617
Commercial construction	115,625	121,424
Residential construction	10,574	11,022
Total real estate	4,209,835	4,239,745
Commercial	856,336	936,748
Consumer	132,855	168,733
Total loans	5,199,026	5,345,226
Less: Deferred fees and discounts	(14,567)	(11,383)
Allowance for credit losses	(78,252)	(101,201)
Total loans, net	$5,106,207	$5,232,642
ASB's policy is to require private mortgage insurance on all real estate loans when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For non-owner occupied residential

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
property purchases, the loan-to-value ratio may not exceed 75% of the lower of the appraised value or purchase price at origination.
Allowance for credit losses.  The allowance for credit losses (balances and changes) by portfolio segment were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Total
Three months ended June 30, 2021
Allowance for credit losses:
Beginning balance	$5,261	$34,345	$5,901	$573	$1,453	$16	$24,504	$19,740	$91,793
Charge-offs	(20)	—	10	—	—	—	(319)	(1,931)	(2,260)
Recoveries	51	—	61	11	—	—	366	1,187	1,676
Provision	226	(5,637)	(637)	34	176	—	(4,493)	(2,626)	(12,957)
Ending balance	$5,518	$28,708	$5,335	$618	$1,629	$16	$20,058	$16,370	$78,252
Three months ended June 30, 2020
Allowance for credit losses:
Beginning balance	$4,476	$16,587	$6,225	$352	$3,446	$14	$12,977	$33,007	$77,084
Charge-offs	(7)	—	—	(343)	—	—	(699)	(6,331)	(7,380)
Recoveries	2	—	—	5	—	—	106	657	770
Provision	(560)	4,513	(11)	342	1,311	—	1,484	3,754	10,833
Ending balance	$3,911	$21,100	$6,214	$356	$4,757	$14	$13,868	$31,087	$81,307
Six months ended June 30, 2021
Allowance for credit losses:
Beginning balance	$4,600	$35,607	$6,813	$609	$4,149	$11	$25,462	$23,950	$101,201
Charge-offs	(20)	—	(40)	—	—	—	(1,090)	(4,791)	(5,941)
Recoveries	54	—	76	21	—	—	639	2,194	2,984
Provision	884	(6,899)	(1,514)	(12)	(2,520)	5	(4,953)	(4,983)	(19,992)
Ending balance	$5,518	$28,708	$5,335	$618	$1,629	$16	$20,058	$16,370	$78,252
Six months ended June 30, 2020
Allowance for credit losses:
Beginning balance, prior to adoption of ASU No. 2016-13	$2,380	$15,053	$6,922	$449	$2,097	$3	$10,245	$16,206	$53,355
Impact of adopting ASU No. 2016-13	2,150	208	(541)	(64)	289	14	922	16,463	19,441
Charge-offs	(7)	—	—	(351)	—	—	(1,068)	(12,585)	(14,011)
Recoveries	55	—	6	14	—	—	292	1,421	1,788
Provision	(667)	5,839	(173)	308	2,371	(3)	3,477	9,582	20,734
Ending balance	$3,911	$21,100	$6,214	$356	$4,757	$14	$13,868	$31,087	$81,307

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Allowance for loan commitments.  The allowance for loan commitments by portfolio segment were as follows:

(in thousands)	Home equity line of credit	Commercial construction	Commercial loans	Total
Three months ended June 30, 2021
Allowance for loan commitments:
Beginning balance	$400	$1,300	$1,200	$2,900
Provision	—	1,100	(350)	750
Ending balance	$400	$2,400	$850	$3,650
Three months ended June 30, 2020
Allowance for loan commitments:
Beginning balance	$300	$3,191	$309	$3,800
Provision	—	4,309	(9)	4,300
Ending balance	$300	$7,500	$300	$8,100
Six months ended June 30, 2021
Allowance for loan commitments:
Beginning balance	$300	$3,000	$1,000	$4,300
Provision	100	(600)	(150)	(650)
Ending balance	$400	$2,400	$850	$3,650
Six months ended June 30, 2020
Allowance for loan commitments:
Beginning balance, prior to adoption of ASU No. 2016-13	$392	$931	$418	$1,741
Impact of adopting ASU No. 2016-13	(92)	1,745	(94)	1,559
Provision	—	4,824	(24)	4,800
Ending balance	$300	$7,500	$300	$8,100
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The credit risk profile by vintage date based on payment activity or internally assigned grade for loans was as follows:

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Converted to term loans	Total
June 30, 2021
Residential 1-4 family
Current	$362,487	$492,182	$166,552	$85,279	$157,993	$844,110	$—	$—	$2,108,603
30-59 days past due	—	278	—	—	—	2,920	—	—	3,198
60-89 days past due	—	—	—	—	—	1,813	—	—	1,813
Greater than 89 days past due	—	—	3,960	430	—	4,869	—	—	9,259
	362,487	492,460	170,512	85,709	157,993	853,712	—	—	2,122,873
Home equity line of credit
Current	—	—	—	—	—	—	829,421	38,267	867,688
30-59 days past due	—	—	—	—	—	—	484	397	881
60-89 days past due	—	—	—	—	—	—	104	—	104
Greater than 89 days past due	—	—	—	—	—	—	1,035	474	1,509
	—	—	—	—	—	—	831,044	39,138	870,182
Residential land
Current	5,586	8,055	2,524	892	523	289	—	—	17,869
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	696	—	—	696
Greater than 89 days past due	—	—	—	—	—	300	—	—	300
	5,586	8,055	2,524	892	523	1,285	—	—	18,865
Residential construction
Current	2,148	5,264	2,883	—	279	—	—	—	10,574
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	2,148	5,264	2,883	—	279	—	—	—	10,574
Consumer
Current	15,289	21,974	48,127	22,699	2,138	356	14,764	4,027	129,374
30-59 days past due	172	139	558	349	77	—	157	76	1,528
60-89 days past due	—	85	443	319	63	—	62	51	1,023
Greater than 89 days past due	—	100	308	248	44	—	106	124	930
	15,461	22,298	49,436	23,615	2,322	356	15,089	4,278	132,855
Commercial real estate
Pass	90,683	280,206	68,625	64,694	31,668	255,806	11,000	—	802,682
Special Mention	1,360	4,254	29,642	53,347	47,653	61,926	—	—	198,182
Substandard	—	—	14,098	1,883	1,859	53,012	—	—	70,852
Doubtful	—	—	—	—	—	—	—	—	—
	92,043	284,460	112,365	119,924	81,180	370,744	11,000	—	1,071,716
Commercial construction
Pass	10,260	30,287	31,553	11,342	—	—	28,698	—	112,140
Special Mention	650	2,835	—	—	—	—	—	—	3,485
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	10,910	33,122	31,553	11,342	—	—	28,698	—	115,625
Commercial
Pass	199,625	182,533	87,875	60,800	21,238	50,243	97,465	17,412	717,191
Special Mention	58	35,160	12,433	448	6,204	29,376	25,297	23	108,999
Substandard	—	244	7,309	1,915	3,135	9,075	6,677	1,791	30,146
Doubtful	—	—	—	—	—	—	—	—	—
	199,683	217,937	107,617	63,163	30,577	88,694	129,439	19,226	856,336
Total loans	$688,318	$1,063,596	$476,890	$304,645	$272,874	$1,314,791	$1,015,270	$62,642	$5,199,026

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Converted to term loans	Total
December 31, 2020
Residential 1-4 family
Current	$567,282	$218,988	$111,243	$203,916	$184,888	$849,788	$—	$—	$2,136,105
30-59 days past due	—	—	—	—	—	2,629	—	—	2,629
60-89 days past due	—	476	—	—	—	2,314	—	—	2,790
Greater than 89 days past due	—	—	—	353	—	2,362	—	—	2,715
	567,282	219,464	111,243	204,269	184,888	857,093	—	—	2,144,239
Home equity line of credit
Current	—	—	—	—	—	—	927,106	33,228	960,334
30-59 days past due	—	—	—	—	—	—	552	298	850
60-89 days past due	—	—	—	—	—	—	267	75	342
Greater than 89 days past due	—	—	—	—	—	—	1,463	589	2,052
	—	—	—	—	—	—	929,388	34,190	963,578
Residential land
Current	8,357	3,427	1,598	939	22	272	—	—	14,615
30-59 days past due	—	—	—	—	—	702	—	—	702
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	300	—	—	300
	8,357	3,427	1,598	939	22	1,274	—	—	15,617
Residential construction
Current	6,919	3,093	385	625	—	—	—	—	11,022
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	6,919	3,093	385	625	—	—	—	—	11,022
Consumer
Current	28,818	67,159	37,072	7,207	293	348	18,351	3,758	163,006
30-59 days past due	406	1,085	727	155	4	—	138	90	2,605
60-89 days past due	191	549	427	165	3	—	97	59	1,491
Greater than 89 days past due	131	532	409	119	7	—	262	171	1,631
	29,546	69,325	38,635	7,646	307	348	18,848	4,078	168,733
Commercial real estate
Pass	270,603	63,301	62,168	28,432	55,089	155,654	11,000	—	646,247
Special Mention	10,261	36,405	57,952	33,763	68,287	48,094	—	—	254,762
Substandard	—	14,720	4,181	1,892	4,423	57,640	—	—	82,856
Doubtful	—	—	—	—	—	—	—	—	—
	280,864	114,426	124,301	64,087	127,799	261,388	11,000	—	983,865
Commercial construction
Pass	14,480	31,965	26,990	—	5,562	—	22,517	—	101,514
Special Mention	1,910	—	—	18,000	—	—	—	—	19,910
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	16,390	31,965	26,990	18,000	5,562	—	22,517	—	121,424
Commercial
Pass	392,088	117,791	75,533	29,211	12,520	35,770	74,520	11,004	748,437
Special Mention	37,836	23,087	1,920	6,990	30,264	13,250	31,362	11,218	155,927
Substandard	304	7,785	2,043	4,017	7,542	3,113	5,265	1,928	31,997
Doubtful	—	—	—	—	—	—	387	—	387
	430,228	148,663	79,496	40,218	50,326	52,133	111,534	24,150	936,748
Total loans	$1,339,586	$590,363	$382,648	$335,784	$368,904	$1,172,236	$1,093,287	$62,418	$5,345,226

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Revolving loans converted to term loans during the six months ended June 30, 2021 in the commercial, home equity line of credit and consumer portfolios were $0.6 million, $9.8 million and $1.5 million, respectively. Revolving loans converted to term loans during the six months ended June 30, 2020 in the commercial, home equity line of credit and consumer portfolios were $13.7 million, $8.7 million and $1.4 million, respectively.
The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Amortized cost> 90 days and accruing
June 30, 2021
Real estate:
Residential 1-4 family	$3,198	$1,813	$9,259	$14,270	$2,108,603	$2,122,873	$—
Commercial real estate	—	—	170	170	1,071,546	1,071,716	—
Home equity line of credit	881	104	1,509	2,494	867,688	870,182	—
Residential land	—	696	300	996	17,869	18,865	—
Commercial construction	—	—	—	—	115,625	115,625	—
Residential construction	—	—	—	—	10,574	10,574	—
Commercial	298	224	116	638	855,698	856,336	—
Consumer	1,528	1,023	930	3,481	129,374	132,855	—
Total loans	$5,905	$3,860	$12,284	$22,049	$5,176,977	$5,199,026	$—
December 31, 2020
Real estate:
Residential 1-4 family	$2,629	$2,790	$2,715	$8,134	$2,136,105	$2,144,239	$—
Commercial real estate	—	488	—	488	983,377	983,865	—
Home equity line of credit	850	342	2,052	3,244	960,334	963,578	—
Residential land	702	—	300	1,002	14,615	15,617	—
Commercial construction	—	—	—	—	121,424	121,424	—
Residential construction	—	—	—	—	11,022	11,022	—
Commercial	608	300	132	1,040	935,708	936,748	—
Consumer	2,605	1,491	1,631	5,727	163,006	168,733	—
Total loans	$7,394	$5,411	$6,830	$19,635	$5,325,591	$5,345,226	$—

The credit risk profile based on nonaccrual loans were as follows:

(in thousands)	June 30, 2021			December 31, 2020
	With a Related ACL	Without a Related ACL	Total	With a Related ACL	Without a Related ACL	Total
Real estate:
Residential 1-4 family	$14,076	$7,666	$21,742	$8,991	$2,835	$11,826
Commercial real estate	15,514	1,437	16,951	15,847	2,875	18,722
Home equity line of credit	5,200	1,415	6,615	5,791	1,567	7,358
Residential land	801	300	1,101	108	300	408
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	1,718	2,505	4,223	1,819	3,328	5,147
Consumer	2,641	—	2,641	3,935	—	3,935
Total	$39,950	$13,323	$53,273	$36,491	$10,905	$47,396

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The credit risk profile based on loans whose terms have been modified and accruing interest were as follows:

(in thousands)	June 30, 2021	December 31, 2020
Real estate:
Residential 1-4 family	$7,596	$7,932
Commercial real estate	3,203	3,281
Home equity line of credit	7,617	8,148
Residential land	995	1,555
Commercial construction	—	—
Residential construction	—	—
Commercial	5,258	6,108
Consumer	53	54
Total troubled debt restructured loans accruing interest	$24,722	$27,078

ASB did not recognize interest on nonaccrual loans for the three and six months ended June 30, 2021 and 2020.
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
Loan modifications that occurred during the three and six months ended June 30, 2021 and 2020 were as follows:

Loans modified as a TDR	Three months ended June 30, 2021			Six months ended June 30, 2021
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	3	$1,835	$77	15	$10,024	$271
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	—	—	—	1	163	18
Residential land	1	288	12	2	558	23
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	4	237	11	6	296	26
Consumer	—	—	—	—	—	—
	8	$2,360	$100	24	$11,041	$338

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	Three months ended June 30, 2020			Six months ended June 30, 2020
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	—	$—	$—	1	$147	$7
Commercial real estate	—	—	—	2	16,430	4,301
Home equity line of credit	2	19	3	2	19	3
Residential land	2	330	—	2	330	—
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	—	—	—	4	751	275
Consumer	—	—	—	—	—	—
	4	$349	$3	11	$17,677	$4,586
1 The period end balances reflect all paydowns and charge-offs since the modification period. TDRs fully paid off, charged-off, or foreclosed upon by period end are not included.

There were no loans modified in TDRs that experienced a payment default of 90 days or more during the second quarter and first six months of 2021 and 2020.
If a loan modified in a TDR subsequently defaults, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled nil at June 30, 2021 and December 31, 2020.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Loans considered collateral-dependent were as follows:

	Amortized cost
(in thousands)	June 30, 2021	December 31, 2020	Collateral type
Real estate:
Residential 1-4 family	$4,454	$2,541	Residential real estate property
Commercial real estate	1,437	2,875	Commercial real estate property
Home equity line of credit	1,415	1,567	Residential real estate property
Residential land	300	300	Residential real estate property
Total real estate	7,606	7,283
Commercial	840	934	Business assets
Total	$8,446	$8,217
ASB had $3.8 million of mortgage loans collateralized by residential real estate property that were in the process of foreclosure at June 30, 2021 and December 31, 2020.
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $95.6 million and $186.8 million for the three months ended June 30, 2021 and 2020, respectively, $266.5 million and $259.3 million for the six months ended June 30, 2021 and 2020, respectively, and recognized gains on such sales of $1.9 million and $6.3 million for the three months ended June 30, 2021 and 2020, respectively, $6.2 million and $8.3 million for the six months ended June 30, 2021 and 2020, respectively.
There were no repurchased mortgage loans for the three and six months ended June 30, 2021 and 2020. The repurchase reserve, which represents ASB’s loss estimate related to mortgage loan repurchases, was $0.1 million as of June 30, 2021 and 2020.
Mortgage servicing fees, a component of other income, net, were $1.0 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively, and were $1.9 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively.
Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount[1]	Accumulated amortization	Valuation allowance	Net carrying amount
June 30, 2021	$21,865	$(11,111)	$—	$10,754
December 31, 2020	22,950	(12,670)	(260)	10,020
1     Reflects impact of loans paid in full

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Changes related to MSRs were as follows:

	Three months ended June 30,		Six months ended June 30
(in thousands)	2021	2020	2021	2020
Mortgage servicing rights
Beginning balance	$10,689	$9,120	$10,280	$9,101
Amount capitalized	1,023	1,726	2,570	2,362
Amortization	(958)	(935)	(2,096)	(1,552)
Other-than-temporary impairment	—	—	—	—
Carrying amount before valuation allowance	10,754	9,911	10,754	9,911
Valuation allowance for mortgage servicing rights
Beginning balance	4	—	260	—
Provision	(4)	264	(260)	264
Other-than-temporary impairment	—	—	—	—
Ending balance	—	264	—	264
Net carrying value of mortgage servicing rights	$10,754	$9,647	$10,754	$9,647
ASB capitalizes MSRs acquired upon the sale of mortgage loans with servicing rights retained. On a monthly basis, ASB compares the net carrying value of the MSRs to its fair value to determine if there are any changes to the valuation allowance and/or other-than-temporary impairment for the MSRs.
ASB uses a present value cash flow model to estimate the fair value of MSRs. Impairment is recognized through a valuation allowance for each stratum when the carrying amount exceeds fair value, with any associated provision recorded as a component of loan servicing fees included in “Revenues - bank” in the condensed consolidated statements of income. A direct write-down is recorded when the recoverability of the valuation allowance is deemed to be unrecoverable.
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Unpaid principal balance	$1,535,932	$1,450,312
Weighted average note rate	3.47%	3.68%
Weighted average discount rate	9.25%	9.25%
Weighted average prepayment speed	11.3%	17.7%
The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Prepayment rate:
25 basis points adverse rate change	$(771)	$(738)
50 basis points adverse rate change	(1,738)	(1,445)
Discount rate:
25 basis points adverse rate change	(120)	(68)
50 basis points adverse rate change	(238)	(135)
The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.
Other borrowings.  As of June 30, 2021 and December 31, 2020, ASB had no FHLB advances outstanding or federal funds purchased with the Federal Reserve Bank. ASB was in compliance with all Advances, Pledge and Security Agreement requirements as of June 30, 2021.
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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheets	Net amount of liabilities presented in the Balance Sheets
Repurchase agreements
June 30, 2021	$130	$—	$130
December 31, 2020	90	—	90

	Gross amount not offset in the Balance Sheets
(in millions)	Net amount of liabilities presented in the Balance Sheets	Financial instruments	Cash collateral pledged
Commercial account holders
June 30, 2021	$130	$158	$—
December 31, 2020	90	92	—
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	June 30, 2021		December 31, 2020
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$15,516	$371	$120,980	$4,536
Forward commitments	20,036	(41)	100,500	(500)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
ASB’s derivative financial instruments, their fair values and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	June 30, 2021		December 31, 2020
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$371	$—	$4,536	$—
Forward commitments	6	47	—	500
	$377	$47	$4,536	$500
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statements of Income	Three months ended June 30,		Six months ended June 30
(in thousands)		2021	2020	2021	2020
Interest rate lock commitments	Mortgage banking income	$(67)	$489	$(4,165)	$2,044
Forward commitments	Mortgage banking income	(381)	298	459	(245)
		$(448)	$787	$(3,706)	$1,799
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $43.8 million and $41.0 million at June 30, 2021 and December 31, 2020, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. As of June 30, 2021, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 5 · Credit agreements
On May 14, 2021, HEI and Hawaiian Electric (each a Company, and collectively the Companies) each entered into a separate agreement with a syndicate of nine financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Amended Facilities) to amend and restate their respective previously existing revolving unsecured credit agreements. The HEI Facility was increased to $175 million from $150 million and its term was extended to May 14, 2026. The $200 million Hawaiian Electric Facility has an initial term that expires on May 13, 2022, but its term will extend to May 14, 2026 upon approval by the PUC during the initial term, which approval has been requested. In addition to extending the term, Hawaiian Electric also requested PUC approval to exercise its options of two one-year extensions of the commitment termination date and to increase its aggregate revolving commitment amount from $200 million to $275 million, should there be a need.
None of the facilities are collateralized. As of June 30, 2021 and December 31, 2020, no amounts were outstanding under the Credit Facilities.
The Credit Facilities will be maintained to support each company’s respective short-term commercial paper program, but may be drawn on to meet each company’s respective working capital needs and general corporate purposes.
Under the Amended Facilities, draws would generally bear interest, based on each Company’s respective current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the Amended Facilities, plus 137.5 and 125.0 basis points for HEI and Hawaiian Electric, respectively, and incur annual fees on undrawn commitments, excluding swingline borrowings, of 20.0 and 17.5 basis points for HEI and Hawaiian Electric, respectively. The Amended Facilities also include provisions to accommodate a transition from the London Interbank Offered Rate (LIBOR) to an alternative reference rate, based on the secured overnight financing rate administered by the Federal Reserve Bank of New York, upon the phase out of LIBOR as a reference rate.
Additionally, the Amended Facilities contain provisions for pricing adjustments in the event of a long-term ratings change based on the respective Facility’s ratings-based pricing grid, which includes the ratings by Fitch Ratings, Inc. (Fitch), Moody’s Investor Service’s (Moody’s) and Standard & Poor’s (S&P). The Amended Facilities do not contain clauses that would affect access to the Amended Facilities by reason of a ratings downgrade, nor do they have broad “material adverse change” clauses. In addition, the Amended Facilities contain provisions for potential annual pricing adjustments to the Eurodollar or Alternate Base Rate margin on draws and fees on undrawn commitments of up to +/-5 basis points and +/-1 basis point, respectively, based on performance against certain sustainability-linked metrics. The sustainability-linked metrics include achievement of renewable portfolio standards in excess of statutory requirements and increasing cumulative penetration of installed MWs of photovoltaic systems on residential rooftops.
The Amended Facilities also include updated terms and conditions customary for facilities of this type and contain customary conditions that must be met in order to draw on them, including compliance with covenants (such as covenants preventing HEI’s and Hawaiian Electric’s respective subsidiaries from entering into agreements that restrict the ability of such subsidiaries to pay dividends to, or to repay borrowings from, HEI or Hawaiian Electric, as applicable; and a covenant in Hawaiian Electric’s facility restricting Hawaiian Electric’s ability, as well as the ability of any of its subsidiaries, to guarantee additional indebtedness of the subsidiaries if such additional debt would cause the subsidiary’s “Consolidated Subsidiary Funded Debt to Capitalization Ratio” (as defined in the Hawaiian Electric Facility) to exceed 65%).
Under the HEI Facility, it is an event of default if HEI fails to maintain an unconsolidated “Capitalization Ratio” (funded debt) (as defined in the HEI Facility) of 50% or less or if HEI no longer owns Hawaiian Electric or ASB. Under the Hawaiian Electric Facility, it is an event of default if Hawaiian Electric fails to maintain a “Consolidated Capitalization Ratio” (equity) (as defined in the Hawaiian Electric Facility) of at least 35%, or if Hawaiian Electric is no longer owned by HEI.
Hawaiian Electric had a $75 million 364-day revolving credit agreement, under which no amounts had been drawn. On April 19, 2021, the revolving credit agreement terminated and was not renewed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 6 · Shareholders’ equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2020	$19,986	$(3,363)	$(17,887)	$(1,264)	$(2,919)
Current period other comprehensive income (loss)	(28,801)	861	396	(27,544)	69
Balance, June 30, 2021	$(8,815)	$(2,502)	$(17,491)	$(28,808)	$(2,850)
Balance, December 31, 2019	$2,481	$(1,613)	$(20,907)	$(20,039)	$(1,279)
Current period other comprehensive income (loss)	18,783	(1,982)	1,079	17,880	51
Balance, June 30, 2020	$21,264	$(3,595)	$(19,828)	$(2,159)	$(1,228)

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI				Affected line item in the Statements of Income / Balance Sheets
	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
(in thousands)
HEI consolidated
Net realized gains on securities included in net income	$—	$(1,638)	$(387)	$(1,638)	Gain on sale of investment securities, net
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	6,008	5,690	12,018	11,396	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	(5,811)	(5,159)	(11,622)	(10,317)	See Note 8 for additional details
Total reclassifications	$197	$(1,107)	$9	$(559)
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$5,846	$5,184	$11,691	$10,368	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	(5,811)	(5,159)	(11,622)	(10,317)	See Note 8 for additional details
Total reclassifications	$35	$25	$69	$51

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 7 · Revenues
Revenue from contracts with customers. The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended June 30, 2021				Six months ended June 30, 2021
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$196,318	$—	$—	$196,318	$377,557	$—	$—	$377,557
Electric energy sales - commercial	192,103	—	—	192,103	360,568	—	—	360,568
Electric energy sales - large light and power	201,536	—	—	201,536	378,351	—	—	378,351
Electric energy sales - other	2,212	—	—	2,212	4,691	—	—	4,691
Bank fees	—	11,569	—	11,569	—	22,947	—	22,947
Other sales	—	—	1,089	1,089	—	—	2,013	2,013
Total revenues from contracts with customers	592,169	11,569	1,089	604,827	1,121,167	22,947	2,013	1,146,127
Revenues from other sources
Regulatory revenue	$2,854	$—	$—	$2,854	$31,283	$—	$—	$31,283
Bank interest and dividend income	—	62,066	—	62,066	—	120,686	—	120,686
Other bank noninterest income	—	3,625	—	3,625	—	10,758	—	10,758
Other	6,856	—	29	6,885	14,293	—	56	14,349
Total revenues from other sources	9,710	65,691	29	75,430	45,576	131,444	56	177,076
Total revenues	$601,879	$77,260	$1,118	$680,257	$1,166,743	$154,391	$2,069	$1,323,203
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$11,569	$—	$11,569	$—	$22,947	$—	$22,947
Services/goods transferred over time	592,169	—	1,089	593,258	1,121,167	—	2,013	1,123,180
Total revenues from contracts with customers	$592,169	$11,569	$1,089	$604,827	$1,121,167	$22,947	$2,013	$1,146,127

	Three months ended June 30, 2020				Six months ended June 30, 2020
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$187,590	$—	$—	$187,590	$377,856	$—	$—	$377,856
Electric energy sales - commercial	159,874	—	—	159,874	356,979	—	—	356,979
Electric energy sales - large light and power	176,467	—	—	176,467	392,687	—	—	392,687
Electric energy sales - other	1,779	—	—	1,779	5,237	—	—	5,237
Bank fees	—	7,211	—	7,211	—	18,767	—	18,767
Total revenues from contracts with customers	525,710	7,211	—	532,921	1,132,759	18,767	—	1,151,526
Revenues from other sources
Regulatory revenue	2,826	—	—	2,826	(12,478)	—	—	(12,478)
Bank interest and dividend income	—	59,829	—	59,829	—	124,804	—	124,804
Other bank noninterest income	—	7,674	—	7,674	—	10,881	—	10,881
Other	5,679	—	16	5,695	11,376	—	22	11,398
Total revenues from other sources	8,505	67,503	16	76,024	(1,102)	135,685	22	134,605
Total revenues	$534,215	$74,714	$16	$608,945	$1,131,657	$154,452	$22	$1,286,131
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$7,211	$—	$7,211	$—	$18,767	$—	$18,767
Services/goods transferred over time	525,710	—	—	525,710	1,132,759	—	—	1,132,759
Total revenues from contracts with customers	$525,710	$7,211	$—	$532,921	$1,132,759	$18,767	$—	$1,151,526
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at December 31, 2020 or as of June 30, 2021. Accounts receivable and unbilled revenues related to contracts with customers

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s condensed consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s condensed consolidated balance sheets.
As of June 30, 2021, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.
Note 8 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first six months of 2021, the Company contributed $23 million ($23 million by the Utilities) to its pension and other postretirement benefit plans, compared to $17 million ($17 million by the Utilities) in the first six months of 2020. The Company’s current estimate of total contributions to its pension and other postretirement benefit plans in 2021 is $52 million ($51 million by the Utilities, $1 million by HEI and nil by ASB), compared to $71 million ($70 million by the Utilities, $1 million by HEI and nil by ASB) in 2020. In addition, the Company expects to pay directly $3 million ($1 million by the Utilities) of benefits in 2021, compared to $2 million ($1 million by the Utilities) paid in 2020.
The components of net periodic pension costs (NPPC) and net periodic benefit costs (NPBC) for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended June 30				Six months ended June 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
	2021	2020	2021	2020	2021	2020	2021	2020
(in thousands)
HEI consolidated
Service cost	$20,465	$18,362	$705	$631	$40,929	$36,725	$1,410	$1,262
Interest cost	18,800	20,164	1,569	1,856	37,601	40,327	3,138	3,711
Expected return on plan assets	(33,068)	(28,465)	(3,232)	(3,039)	(66,135)	(56,931)	(6,465)	(6,077)
Amortization of net prior period (gain)/cost	—	2	(384)	(441)	—	5	(767)	(881)
Amortization of net actuarial losses[1]	8,431	8,058	44	51	9,987	16,115	298	101
Net periodic pension/benefit cost (return)	14,628	18,121	(1,298)	(942)	22,382	36,241	(2,386)	(1,884)
Impact of PUC D&Os	5,513	6,261	1,176	777	16,680	12,523	2,146	1,554
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$20,141	$24,382	$(122)	$(165)	$39,062	$48,764	$(240)	$(330)
Hawaiian Electric consolidated
Service cost	$19,993	$17,891	$698	$625	$39,987	$35,782	$1,397	$1,251
Interest cost	17,531	18,715	1,504	1,781	35,062	37,430	3,008	3,563
Expected return on plan assets	(31,367)	(26,857)	(3,182)	(2,990)	(62,735)	(53,712)	(6,364)	(5,980)
Amortization of net prior period (gain)/cost	—	3	(382)	(439)	—	5	(765)	(879)
Amortization of net actuarial losses[1]	8,212	7,369	43	51	10,771	14,737	293	102
Net periodic pension/benefit cost (return)	14,369	17,121	(1,319)	(972)	23,085	34,242	(2,431)	(1,943)
Impact of PUC D&Os	5,513	6,261	1,176	777	16,680	12,523	2,146	1,554
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$19,882	$23,382	$(143)	$(195)	$39,765	$46,765	$(285)	$(389)
1 Six months ended June 30, 2021 amounts include the one-time cumulative impact of the change in accounting principle for the plans’ fixed income securities from the calculated market-related value method to the fair value method, which was recorded in the first quarter of 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
HEI consolidated recorded retirement benefits expense of $23 million ($23 million by the Utilities) in the first six months of 2021 and $31 million ($29 million by the Utilities) in the first six months of 2020 and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first six months of 2021 and 2020, the Company’s expenses for its defined contribution plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $3.2 million and $3.7 million, respectively, and cash contributions were $3.2 million and $4.6 million, respectively. For the first six months of 2021 and 2020, the Utilities’ expenses and cash contributions for its defined contribution plan under the HEIRSP were $1.5 million and $1.4 million, respectively.
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
As of June 30, 2021, approximately 2.9 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 0.8 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. In June 2019, an additional 300,000 shares were made available for issuance under the 2011 Director Plan. As of June 30, 2021, there were 244,843 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2021	2020	2021	2020
HEI consolidated
Share-based compensation expense [1]	$2.9	$2.4	$5.5	$4.1
Income tax benefit	0.5	0.4	1.0	0.7
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.9	0.4	2.0	1.2
Income tax benefit	0.2	0.1	0.4	0.2
1    For the three and six months ended June 30, 2021 and 2020, the Company has not capitalized any share-based compensation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

	Three months ended June 30		Six months ended June 30
(dollars in millions)	2021	2020	2021	2020
Shares granted	29,320	35,632	29,320	36,100
Fair value	$1.2	$1.3	$1.2	$1.3
Income tax benefit	0.3	0.3	0.3	0.3
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI common stock on the grant date.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended June 30				Six months ended June 30
	2021		2020		2021		2020
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	236,191	$37.91	203,441	$40.67	193,939	$40.89	207,641	$35.36
Granted	4,894	44.61	916	37.90	132,492	34.37	78,595	47.99
Vested	(292)	38.77	—	—	(79,280)	38.51	(77,719)	34.19
Forfeited	(11,018)	38.74	—	—	(17,376)	40.01	(4,160)	35.81
Outstanding, end of period	229,775	$38.02	204,357	$40.65	229,775	$38.02	204,357	$40.65
Total weighted-average grant-date fair value of shares granted (in millions)	$0.2		$—		$4.6		$3.8
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the six months ended June 30, 2021 and 2020, total restricted stock units and related dividends that vested had a fair value of $3.0 million and $4.2 million, respectively, and the related tax benefits were $0.6 million and $0.7 million, respectively.
As of June 30, 2021, there was $7.3 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.4 years.
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
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended June 30				Six months ended June 30
	2021		2020		2021		2020
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	100,053	$42.89	90,616	$42.08	89,222	$42.10	96,402	$39.62
Granted	1,533	41.12	—	—	45,743	41.12	24,630	48.62
Vested (issued or unissued and cancelled)	—	—	—	—	(32,355)	38.20	(29,409)	39.51
Forfeited	(10,427)	42.82	—	—	(11,451)	43.10	(1,007)	41.72
Outstanding, end of period	91,159	$42.87	90,616	$42.08	91,159	$42.87	90,616	$42.08
Total weighted-average grant-date fair value of shares granted (in millions)	$0.1		$—		$1.9		$1.2
(1)    Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
The grant date fair values of the shares were determined using a Monte Carlo simulation model utilizing actual information for the common shares of HEI and its peers for the period from the beginning of the performance period to the grant date and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
estimated future stock volatility of HEI and its peers over the remaining three-year performance period. The expected stock volatility assumptions for HEI and its peer group were based on the three-year historic stock volatility. A dividend assumption is not required for the Monte Carlo simulation because the grant payout includes dividend equivalents and projected returns include the value of reinvested dividends.
The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TSR and the resulting fair value of LTIP awards granted:

	2021	2020
Risk-free interest rate	0.19%	1.39%
Expected life in years	3	3
Expected volatility	29.9%	13.1%
Range of expected volatility for Peer Group	25.6% to 102.9%	13.6% to 95.4%
Grant date fair value (per share)	$41.12	$48.62
For the six months ended June 30, 2021 and 2020, total vested LTIP awards linked to TSR and related dividends had a fair value of $0.8 million and $2.6 million, respectively, and the related tax benefits were $0.2 million and $0.4 million, respectively.
As of June 30, 2021, there was $2.1 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.6 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended June 30				Six months ended June 30
	2021		2020		2021		2020
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	335,702	$38.04	336,344	$39.64	220,715	$41.03	403,768	$35.15
Granted	6,133	44.49	—	—	182,977	34.33	98,522	48.10
Vested	—	—	—	—	(43,155)	34.12	(135,804)	33.48
Increase above target (cancelled)	15,881	42.92	(38,821)	34.12	1,277	31.71	(64,932)	34.12
Forfeited	(41,711)	38.27	—	—	(45,809)	38.82	(4,031)	39.67
Outstanding, end of period	316,005	$38.38	297,523	$40.37	316,005	$38.38	297,523	$40.37
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$0.3		$—		$6.3		$4.7
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the six months ended June 30, 2021 and 2020, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $1.7 million and $7.6 million, respectively, and the related tax benefits were $0.4 million and $1.2 million, respectively.
As of June 30, 2021, there was $6.7 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.8 years.

Note 10 · Income taxes
The Company’s and the Utilities’ effective tax rates (combined federal and state income tax rates) were each 21%, for the six months ended June 30, 2021. These rates differed from the combined statutory rates, due primarily to the Utilities’ amortization of excess deferred income taxes related to the provision in the Tax Act that lowered the federal income tax rate from 35% to 21%, the tax benefits derived from the low income housing tax credit investments and the non-taxability of the bank-owned life insurance income. The Company’s and the Utilities’ effective tax rates were 17% and 19%, respectively, for the six months ended June 30, 2020.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 11 · Cash flows

Six months ended June 30	2021	2020
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates, net of amounts capitalized	$51	$50
Income taxes paid (including refundable credits)	14	—
Hawaiian Electric consolidated
Interest paid to non-affiliates	37	32
Income taxes paid (including refundable credits)	20	—
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	1	3
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	31	34
Reduction of long-term debt from funds previously transferred for repayment (financing)	—	82
Right-of-use assets obtained in exchange for operating lease obligations (investing)	38	20
Common stock issued (gross) for director and executive/management compensation (financing)[1]	7	16
Obligations to fund low income housing investments (investing)	9	—
Loans transferred from held for investment to held for sale (investing)	62	—
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	1	3
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	27	30
Reduction of long-term debt from funds previously transferred for repayment (financing)	—	82
Right-of-use assets obtained in exchange for operating lease obligations (investing)	38	16
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
Mortgage servicing rights. MSRs are capitalized at fair value based on market data at the time of sale and accounted for in subsequent periods at the lower of amortized cost or fair value. MSRs are evaluated for impairment at each reporting date. ASB's MSRs are stratified based on predominant risk characteristics of the underlying loans including loan type and note rate. For each stratum, fair value is calculated by discounting expected net income streams using discount rates that reflect industry pricing for similar assets. Expected net income streams are estimated based on industry assumptions regarding prepayment expectations and income and expenses associated with servicing residential mortgage loans for others. Impairment is recognized through a valuation allowance for each stratum when the carrying amount exceeds fair value, with any associated provision recorded as a component of loan servicing fees included in "Revenues - bank" in the consolidated statements of income. A direct write-down is recorded when the recoverability of the valuation allowance is deemed to be unrecoverable. ASB compares the fair value of MSRs to an estimated value calculated by an independent third-party. The third-party relies on both published and unpublished sources of market related assumptions and its own experience and expertise to arrive at a value. ASB uses the third-party value only to assess the reasonableness of its own estimate. ASB includes MSRs within Level 3 of the valuation hierarchy.
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

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
June 30, 2021
Financial assets
HEI consolidated
Available-for-sale investment securities	$2,509,906	$—	$2,494,479	$15,427	$2,509,906
Held-to-maturity investment securities	375,655	—	374,141	—	374,141
Loans, net	5,157,084	—	50,884	5,233,001	5,283,885
Mortgage servicing rights	10,754	—	—	14,213	14,213
Derivative assets	30,465	—	511	—	511
Financial liabilities
HEI consolidated
Deposit liabilities	484,357	—	485,862	—	485,862
Short-term borrowings—other than bank	95,748	—	95,748	—	95,748
Other bank borrowings	129,665	—	129,664	—	129,664
Long-term debt, net—other than bank	2,258,043	—	2,623,110	—	2,623,110
Derivative liabilities	42,087	26	3,626	—	3,652
Hawaiian Electric consolidated
Short-term borrowings	37,999	—	37,999	—	37,999
Long-term debt, net	1,676,043	—	2,006,289	—	2,006,289
December 31, 2020
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,970,417	$—	$1,943,232	$27,185	$1,970,417
Held-to-maturity investment securities	226,947	—	229,963	—	229,963
Loans, net	5,260,917	—	28,354	5,410,976	5,439,330
Mortgage servicing rights	10,020	—	—	10,705	10,705
Derivative assets	120,980	—	4,536	—	4,536
Financial liabilities
HEI consolidated
Deposit liabilities	548,830	—	552,800	—	552,800
Short-term borrowings—other than bank	129,379	—	129,379	—	129,379
Other bank borrowings	89,670	—	89,669	—	89,669
Long-term debt, net—other than bank	2,119,129	—	2,487,790	—	2,487,790
Derivative liabilities	137,500	500	4,530	—	5,030
Hawaiian Electric consolidated
Short-term borrowings	49,979	—	49,979	—	49,979
Long-term debt, net	1,561,302	—	1,890,490	—	1,890,490

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2021			December 31, 2020
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$—	$2,366,301	$—	$—	$1,849,559	$—
U.S. Treasury and federal agency obligations	—	96,309	—	—	62,322	—
Corporate bonds	—	31,869	—	—	31,351	—
Mortgage revenue bonds	—	—	15,427	—	—	27,185
	$—	$2,494,479	$15,427	$—	$1,943,232	$27,185
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$371	$—	$—	$4,536	$—
Forward commitments (bank segment)[1]	—	6	—	—	—	—
Interest rate swap (Other segment)[2]	—	134	—	—	—	—
	$—	$511	$—	$—	$4,536	$—
Derivative liabilities
Forward commitments (bank segment)[1]	$26	$21	$—	$500	$—	$—
Interest rate swap (Other segment)[2]	—	3,605	—	—	4,530	—
	$26	$3,626	$—	$500	$4,530	$—
1     Derivatives are carried at fair value in other assets or other liabilities in the balance sheets with changes in value included in mortgage banking income.
2     Derivatives are included in other assets and other liabilities in the balance sheets.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Three months ended June 30		Six months ended June 30
Mortgage revenue bonds	2021	2020	2021	2020
(in thousands)
Beginning balance	$15,427	$28,726	$27,185	$28,597
Principal payments received	—	—	(11,758)	—
Purchases	—	101	—	230
Unrealized gain (loss) included in other comprehensive income	—	—	—	—
Ending balance	$15,427	$28,827	$15,427	$28,827
Mortgage revenue bonds are issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of June 30, 2021, the weighted average discount rate was 2.05%, which was derived by incorporating a credit spread over the one month LIBOR rate. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

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

		Fair value measurements using
(in thousands)	Balance	Level 1	Level 2	Level 3
June 30, 2021
Loans	$204	$—	$—	$204
December 31, 2020
Loans	387	—	—	387
Mortgage servicing rights	3,001	—	—	3,001
For the six months ended June 30, 2021 and 2020, there were no adjustments to fair value for ASB’s loans held for sale.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value (1)
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
June 30, 2021
Residential	$125	Fair value of property or collateral	Appraised value less selling cost	N/A (2)	N/A (2)
Home equity lines of credit	79	Fair value of collateral	Appraised value less selling cost	N/A (2)	N/A (2)
December 31, 2020
Commercial loan	$387	Fair value of collateral	Appraised value less selling cost	N/A (2)	N/A (2)
Mortgage servicing rights	3,001	Discounted cash flow	Prepayment speed	15% - 22%	22%
			Discount rate		9.3%
(1) Represents percent of outstanding principal balance.
(2) N/A - Not applicable. There is one asset in each fair value measurement type.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2020 Form 10-K and should be read in conjunction with such discussion and the 2020 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2020 Form 10-K, as well as the quarterly (as of and for the six months ended June 30, 2021) condensed consolidated financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
Recent developments—COVID-19.
Economic conditions in Hawaii have improved significantly from the start of the year and continue to improve, with daily passenger count for July 2021 achieving 89% of the passenger counts for the same month in 2019. Hawaii vaccinations have increased at a rapid pace, with approximately 60.3% of the state’s population fully vaccinated as of August 1, 2021. New COVID-19 cases in Hawaii remained at a relatively low level and continued trending down at the end of the second quarter. However, starting in mid July, as the Delta variant became more prevalent, case counts have started to increase with approximately 349 average daily new cases (7-day moving average) as of August 1, 2021.
Starting on July 8, 2021, vaccinated travelers will no longer need to quarantine or take a COVID-19 pretest if they present proof of vaccination. As a result, the Company expects that the Hawaii economy will continue to improve as tourism numbers increase. In the second quarter of 2021, kWh sales remained below pre-pandemic levels, but were 8.1% higher than the same period in 2020 due to increased economic activity following the loosening of restrictions and an increase in tourism. While the level of kWh sales does not affect Utility revenues due to decoupling, it may increase or decrease the price per kWh paid by customers. See “Decoupling” in Note 3 of the Condensed Consolidated Financial Statements for a discussion of decoupling.
At the Bank, improved credit quality from a strengthening Hawaii economy resulted in credit upgrades within the commercial real estate and commercial loan portfolios and lower net charge-offs which allowed ASB to record a $12.2 million negative provision for credit losses in the second quarter of 2021.
While economic conditions have improved, the Company remains focused on the continued safety and well-being of customers, employees, their families and the community. The Company’s mandatory work-from-home policy remains in effect through October 1, 2021 for certain employees and this policy has not impaired the Company’s ability to maintain effective internal controls over financial reporting. For personnel that cannot perform their work remotely, the Company has maintained safety protocols and policies to keep employees safe, while at the same time ensuring the reliability and resilience of its operations.
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
Environmental, Social & Governance.
At HEI, environmental, social and governance (ESG) principles and sustainability have long been fundamental values embedded within all aspects of the Company’s activities. With all of its operations isolated in the middle of the Pacific Ocean, the Company’s long-term health, and ability to deliver sustainable value for all stakeholders—including shareholders—is inextricably linked to the well-being of its employees, communities, economy, and environment. That is why the Company sees its mission of being a catalyst for a better Hawaii as advancing the Company’s long-term financial performance and sustainability. The Company has focused on ensuring ESG considerations are appropriately integrated into its governance structures, strategies and risk management. This includes:
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

RESULTS OF OPERATIONS

	Three months ended June 30		%
(in thousands)	2021	2020	change	Primary reason(s)*
Revenues	$680,257	$608,945	12	Primarily increase for the electric utility segment
Operating income	101,856	71,556	42	Primarily increase for bank segment
Net income for common stock	63,872	48,887	31	Primarily increase due to higher net income at bank segment. See below for effective tax rate explanation.

	Six months ended June 30		%
(in thousands)	2021	2020	change	Primary reason(s)*
Revenues	$1,323,203	$1,286,131	3	Primarily increase for the electric utility segment
Operating income	199,887	131,258	52	Increase for the electric utility and bank segments, partly offset by higher operating losses at the other segment
Net income for common stock	128,230	82,307	56	Increase due to higher net income at the electric utility and bank segments, partly offset by higher net loss at the other segment. See below for effective tax rate explanation.
*     Also, see segment discussions which follow.

The Company’s effective tax rates for the second quarters of 2021 and 2020 were 22% and 18%, respectively. The Company’s effective tax rates for the first six months of 2021 and 2020 were 21% and 17%, respectively. The effective tax rates were higher for the six months ended June 30, 2021 compared to the same period in 2020 due primarily to an increase in income before taxes in 2021, which reduces the rate impact of certain tax items, lower amortization in 2021 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in the federal income tax rate and a decrease in excess tax benefits related to vesting of share-based awards in 2021. These increases were partially offset by higher nontaxable bank owned life insurance income in 2021. The effective tax rate was higher for the second quarter of 2021 compared to the same period in 2020 due primarily to an increase in income before taxes, which reduces the rate impact of certain tax items, and lower amortization in 2021 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in the federal income tax rate.
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
In September 2020, the City and County of Honolulu announced a framework for reducing the spread of COVID-19 on Oahu, which tracks metrics that dictate the extent of restrictions on businesses and activities. There were initially four tiers with Tier 1 being the most restrictive. The minimum amount of time spent in each tier is four weeks. In order to move to the next higher tier, the last two weeks of a tier must meet the higher tier’s criteria. If a lower tier’s average daily case count is realized for two weeks in a row, the county will move back to the lower tier for a minimum of four weeks. On February 25, 2021, the county of Honolulu moved from Tier 2 to Tier 3, which allows greater density for business and other social activities. On June 11, 2021, the county of Honolulu moved from Tier 3 to Tier 4, with fewer restrictions and flexibility for businesses. A new Tier 5 was also announced, which requires that the vaccination rate exceed 60% in order to move into this tier. At a 70% vaccination rate, all restrictions would be lifted. On July 8, 2021, the county of Honolulu moved into Tier 5, which further loosened existing restrictions. As of August 1, 2021, approximately 60.3% of the state’s population have been fully vaccinated with Honolulu County’s rate at 62%.
See “Recent Developments—COVID-19” in the “Electric utility” and “Bank” sections below for further discussion of the economic impact caused by the pandemic.
Hawaii’s tourism industry, a significant driver of Hawaii’s economy, suffered dramatically with a 73.8% reduction in total visitor arrivals in 2020 compared with 2019. Starting October 15, 2020, the state launched its Safe Travels Program that allows travelers to avoid the mandatory 14-day quarantine if they test negative for COVID-19 within 72 hours of departure. Effective July 8, 2021, domestic visitors can now bypass the mandatory quarantine or COVID-19 test by providing proof of vaccination. Since the launch of the Safe Travels Program, the average daily passenger arrivals have steadily improved, but still remain below pre-pandemic levels. For the second quarter of 2021, average daily passenger counts were 2,569.7% higher than the comparable period in the prior year, but still 26.9% below 2019. However, with the ongoing vaccination efforts across the nation and the implementation of the Safe Travels Program, average daily passenger counts have steadily increased throughout the quarter to an average of 23,393 passengers per day, with June average daily passenger counts 303% above January counts. A new 2021 year-to-date high of 35,435 daily visitor arrivals was achieved on August 1, 2021. The recovery in passenger counts thus far has been driven by domestic travelers, with international travelers remaining at low levels due to higher restrictions for international travelers, depending on country of origin. In June, domestic passenger counts were up 3.6% compared to June 2019 pre-COVID levels, while international passenger counts were down 93.3% compared to 2019 pre-COVID levels.
Hawaii’s seasonally adjusted unemployment rate in June 2021 was 7.7%, which was substantially lower compared to the June 2020 rate of 14.1%. The national unemployment rate in June 2021 was 5.9% compared to 11.1% in June 2020. Hawaii’s unemployment rate is expected to continue to improve now that the job search requirement has been reinstated in order for claimants to receive unemployment benefits, restrictions on travel have been reduced significantly and vaccination rates are approaching State of Hawaii targets that would further lift business restrictions.
Hawaii real estate activity through June 2021, as indicated by Oahu’s home resale market, drove an increase in the median sales price of 6.4% for condominiums and 21% for single-family homes compared to the same period in 2020, with the median single-family home price reaching a record $979,000. The number of closed sales was up 70.7% for condominiums and up 32.9% for single-family residential homes for the first six months of 2021 compared to the same period in 2020.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. The price of crude oil gradually increased during the 4th quarter of last year and the trend has continued during the first five months of this year.
At its June 16, 2021 meeting, the Federal Open Market Committee (FOMC) decided to maintain the federal funds rate target range of 0%-0.25%. The FOMC plans to continue to maintain an accommodative stance of monetary policy to achieve maximum employment and inflation at the rate of 2 percent over the long run. The Federal Reserve stated that it will increase its holdings of Treasury securities and agency mortgage-backed securities at least at the current pace to sustain smooth market functioning and help foster accommodative financial conditions, thereby supporting the flow of credit to households and businesses.

The most recent forecast by UHERO, which was issued on May 14, 2021, forecasts full year 2021 real GDP growth of 4.0%, increase in total visitor arrivals of 135.9%, decrease in real personal income of -0.6%, and an unemployment rate of 7.3%. This forecast reflects improvement of Hawaii’s economy compared to the prior forecast as the U.S. visitor market outperforms expectations with increases in vaccinations and broader reopening. However, the international market continues to be much slower to return. A full economic recovery is still forecasted to be several years out.
The Company expects that if economic conditions worsen from current levels or remain depressed for an extended period of time, it could have a material unfavorable impact on the Company’s net revenues or income from continuing operations in 2021.
“Other” segment.

	Three months ended June 30		Six months ended June 30
(in thousands)	2021	2020	2021	2020	Primary reason(s)
Revenues	$1,118	$16	$2,069	$22	Increase in other sales at Pacific Current subsidiaries.
Operating loss	(5,634)	(4,738)	(12,013)	(8,397)
The second quarters of 2021 and 2020 include $0.6 million and $0.9 million, respectively, of operating income from Pacific Current[1]. Second quarter 2021 corporate expense was $0.7 million higher, primarily due to higher charitable contribution expense related to an obligation to make matching contributions under a settlement agreement with the former President and Chief Executive Officer of the Bank. The first six months of 2021 and 2020 include $1.3 million and $1.8 million, respectively, of operating income from Pacific Current[1]. Corporate expenses for the first six months of 2021 was $3.1 million higher than the same period in 2020, primarily due to higher incentive compensation, higher charitable contribution expense related to an obligation to make matching contributions under a settlement agreement with the former President and Chief Executive Officer of the Bank and higher charitable donations, due to timing of contributions.

Net loss	(8,313)	(7,456)	(16,869)	(13,702)
The net loss for the second quarter and first six months of 2021 was higher than the net loss for the second quarter and first six months of 2020 due to the same factors cited for the change in operating loss.

1     Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation.

The “other” business segment loss includes results of the stand-alone corporate operations of HEI (including eliminations of intercompany transactions) and ASB Hawaii, Inc. (ASB Hawaii), as well as the results of Pacific Current, a direct subsidiary of HEI focused on investing in clean energy and sustainable infrastructure projects; Pacific Current’s indirect subsidiary, Hamakua Energy, which owns a 60-MW combined cycle power plant that provides electricity to Hawaii Electric Light; Pacific Current’s subsidiaries, Mauo, LLC (Mauo), which owns solar-plus-storage projects totaling 8.6 MW on five University of Hawaii campuses, Alenuihaha Developments, LLC, which owns a collection of renewable energy assets, and Ka‘ie‘ie Waho Company, LLC, which owns a 6 MW solar photovoltaic system that provides renewable energy to Kauai Island Utility Cooperative; as well as eliminations of intercompany transactions.

FINANCIAL CONDITION
Liquidity and capital resources.  As of June 30, 2021, there was no balance on HEI’s revolving credit facility or Hawaiian Electric’s revolving credit facility and the available committed capacity under the facilities was $175 million and $200 million, respectively. On April 19, 2021, Hawaiian Electric’s $75 million 364-day revolving credit agreement terminated and was not renewed. At the end of the quarter, HEI and Hawaiian Electric had approximately $58 million and $38 million of commercial paper outstanding, respectively. As of June 30, 2021, ASB’s unused FHLB borrowing capacity was approximately $2.0 billion and ASB had unpledged investment securities of $2.3 billion that were available to be used as collateral for additional borrowing capacity.
The Company expects that its liquidity will continue to be moderately impacted at the Utilities due to COVID-19. For the Utilities, the elevated level of unemployment in the state and the moratorium on customer disconnections (which ended on May 31, 2021) have resulted in higher accounts receivable balances and bad debt expense and may result in higher write-offs in the future. Additionally, lower kWh sales generally result in delayed timing of cash flows, resulting in higher working capital requirements (see “Recent Developments—COVID-19” in the Electric utility section below). At ASB, liquidity remains at satisfactory levels largely due to U.S. economic stimulus programs implemented as a result of COVID-19 that led to a substantial increase in customer deposits. ASB’s cash and cash equivalents was $221 million as of June 30, 2021, compared to $293 million as of December 31, 2020. ASB remains well above the “well capitalized” level under the FDIC Improvement Act prompt correction action capital category, and while the economic outlook has improved and is expected to continue to improve, there are still COVID-19 related business restrictions that remain in place that could create ongoing uncertainty regarding COVID-19’s impact on loan performance and the allowance for credit losses (see “Recent Developments — COVID-19” in the Bank section below).
On May 14, 2021, HEI and Hawaiian Electric each entered into a separate agreement with a syndicate of nine financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Facilities), to amend and restate their respective previously existing unsecured revolving credit agreements. The HEI Facility was increased to $175 million from $150 million and its term was extended to May 14, 2026. The $200 million Hawaiian Electric Facility has an initial term that expires May 13, 2022, but its term will extend to May 14, 2026 upon approval by the PUC during the initial term, which approval is currently being requested.
As of June 30, 2021 and December 31, 2020, the total amount of available borrowing capacity (net of commercial paper outstanding) under the Company’s committed lines of credit was approximately $279 million and $360 million, respectively.
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
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	June 30, 2021		December 31, 2020
Short-term borrowings—other than bank	$96	2%	$129	3%
Long-term debt, net—other than bank	2,258	47	2,119	46
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,367	50	2,338	50
	$4,755	100%	$4,620	100%
HEI’s commercial paper borrowings and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Six months ended June 30, 2021	June 30, 2021	December 31, 2020
Commercial paper	$52	$58	$65
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility		175	150
Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s short-term commercial paper borrowings during the first six months of 2021 was $102 million.
On March 17, 2021, S&P revised HEI’s outlook to stable from positive and affirmed the “BBB-” issuer credit rating and “A-3” short-term and commercial paper ratings. On April 20, 2021, Moody’s upgraded HEI’s short-term rating for commercial paper to “P-2” from “P-3” and revised the outlook to stable from positive. On June 25, 2021, Fitch affirmed HEI’s “BBB” long-term issuer default rating, “F3” short-term issuer default rating and stable outlook.
HEI has a $175 million line of credit facility with no amounts outstanding at June 30, 2021. See Note 5 of the Condensed Consolidated Financial Statements.
There were no new issuances of common stock through the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), HEIRSP or the ASB 401(k) Plan in the six months ended June 30, 2021 and 2020 and HEI satisfied the share purchase requirements of the DRIP, HEIRSP and ASB 401(k) Plan through open market purchases of its common stock.
For the first six months of 2021, net cash provided by operating activities of HEI consolidated was $118 million. Net cash used by investing activities for the same period was $771 million, primarily due to capital expenditures, ASB’s purchases of available-for-sale and held-to maturity investment securities, partly offset by ASB’s receipt of investment security repayments and maturities, proceeds from the sale of investment securities, net decrease in loans and sale of residential loans. Net cash provided by financing activities during this period was $553 million as a result of several factors, including net increases in ASB’s deposit liabilities and other bank borrowings, the issuances of long-term debt and net increases in short-term borrowings, partly offset by repayment of short-term and long-term debt and payment of common stock dividends. During the first six months of 2021, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $56 million and $28 million, respectively.
Dividends.  The payout ratios for the first six months of 2021 and full year 2020 were 58% and 73%, respectively. On February 9, 2021, the HEI Board of Directors approved a 1 cent increase in the quarterly dividend from $0.33 per share to $0.34 per share, starting with the dividend in the first quarter of 2021. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company, current and expected future economic conditions, including impacts from the COVID-19 pandemic, and capital investment alternatives.
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

Electric utility
Recent developments—COVID-19
See also Recent developments—COVID-19 in HEI’s MD&A.
Economic conditions in Hawaii improved in the first half of 2021 as vaccination rates increased and businesses were allowed to operate with fewer restrictions. Statewide daily passenger counts have improved dramatically, reaching a year-to-date high of 35,435 passengers per day on August 1, 2021, which was nearly 94.5% of the level achieved adjusted to be on the same weekday in 2019. At the end of June, statewide unemployment was 7.7%, which improved from 10.3% at the end of 2020. With the increase in economic activity, the demand for electricity has increased from 2020 levels, however, sales remain below the kWh sales levels achieved for the same period in 2019. In the second quarter of 2021, kWh sales were up 8.1% compared with the same quarter in 2020, however, they were 4.4% below the same quarter in 2019. The Utilities expect kWh sales to continue to improve throughout 2021 as the COVID-19 vaccination target are approached, allowing remaining government restrictions to be lifted.
While the Utilities’ electric energy revenues have not been significantly impacted due to the decoupling mechanism, which allows recovery of the difference between PUC approved target revenues and recorded adjusted revenues regardless of the level of kWh sales, the timing of customer collections would be delayed (or accelerated) if the level of kWh sales decreases below (or increases above) the estimated kWh sales. See “Decoupling” in Note 3 of the Condensed Consolidated Financial Statements for a discussion of decoupling. Annually, the Utilities submit a decoupling filing to the PUC, which requests recovery by the utility (or refund to customers) of the difference between recorded adjusted revenues and target revenues under the RBA. The difference is collected or refunded through an adjustment to customer rates in the following year based on estimated sales, starting on June 1st of that following year, which has an impact on the timing of the Utilities’ cash flow. Additionally, although the Utilities’ decoupling mechanism allows for collection under the RBA, the RBA balance accrues interest only at the short-term debt rate from the last rate case (2.5% for Hawaiian Electric, 3.75% for Hawaii Electric Light and 3.0% for Maui Electric). As of June 30, 2021, the RBA balance was approximately $35.6 million, compared to $7.6 million as of December 31, 2020. While the billed accounts receivable balance, net of allowance for doubtful accounts, of $152 million, as of June 30, 2021, is 3.1% higher than the billed accounts receivable balance as of December 31, 2020, due in part to higher fuel prices resulting in higher bills, the past due accounts receivable balance has decreased by $4 million or 7% since December 31, 2020 with a corresponding decrease in the number of accounts past due by approximately 8% for the same period. The decrease was primarily driven by an improvement in economic conditions with fewer restrictions, increased vaccination rates, and continued application of available assistance from various government and community programs, including the Hawaii Utility Bill Assistance Program, which was launched in the first quarter of 2021 and provided funding to Hawaiian Electric customers and other utility companies. While the moratorium on customer disconnections ended on May 31, 2021, efforts are ongoing to continue working with customers on payment plans and other bill assistance for customers through funding from non-profit organizations, as well as state and county relief programs. The Utilities are prepared to address the financing requirement related to the delayed timing of cash flows collected under the decoupling mechanism through the RBA and the modest slowing or reduction in accounts receivable collections from customers. See “Financial Condition—Liquidity and capital resources” for additional information.
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
In the second quarter of 2020, the PUC approved the deferral of certain COVID-19 related costs, such as higher bad debt expense, higher financing costs, non-collection of late payment fees, increased personal protective equipment costs, and sequestration costs for mission-critical employees. As of June 30, 2021, these costs, which have been deferred and recorded as a regulatory asset, totaled approximately $25.6 million (see also discussion under Item 1A. “Risk Factors” and “Regulatory assets for COVID-19 related costs” in Note 3 of the Condensed Consolidated Financial Statements). The Utilities have approval to defer COVID-19 related costs through June 30, 2021, and a decision on the Utilities’ request to extend the deferral period through December 31, 2021 is pending. The Utilities will be seeking recovery of the deferred costs in a separate proceeding. Looking forward, while the distribution and administration of the COVID vaccine has allowed for reduced restrictions and a partial reopening of the Hawaii economy, a worsening of COVID-19 case counts or a prolonged period of current COVID-19 restrictions could adversely affect the ability of the Utilities’ contractors, suppliers, IPPs, and other business partners to perform or fulfill their obligations, or require modifications to existing contracts, which could adversely affect the Utilities’ business, increase expenses, and impact the Utilities’ ability to achieve their RPS goals. Additionally, while the state’s aggressive response to the pandemic has dramatically reduced the spread of the coronavirus, the measures taken have had a severe economic impact on the state’s businesses and residents, which may influence the PUC’s actions regarding future rate increases. See “Item 1A. Risk Factors” in Part II for additional discussion of risks.
For a discussion regarding the impact of the economic conditions caused by the COVID-19 pandemic on the Utilities’ liquidity and capital resources, see discussion under “Financial Condition–Liquidity and capital resources.”
RESULTS OF OPERATIONS

Three months ended June 30		Increase
2021	2020	(decrease)		(dollars in millions, except per barrel amounts)
$602	$534	$68		Revenues. Net increase largely due to:
			$29	higher fuel oil prices and higher kWh generated[1]
			25	higher purchased power energy prices and higher kWh purchased[2]
			5	higher revenues from 2020 RAM adjustments
			4	increase related solely to a change in the timing for revenue recognition within the year, which eliminates seasonality in recognizing target revenues and results in recognizing revenues evenly throughout the year with target revenues recognized on an annual basis remaining unchanged
			3	higher PPAC revenue[2]
			2	lower ERP system implementation benefits to be passed on to the customers in future rates
139	112	27		Fuel oil expense[1]. Increase largely due to higher fuel oil prices and higher kWh generated
162	137	25		Purchased power expense[1,2]. Increase largely due to higher purchased power energy prices, higher kWh purchased, and higher capacity and non-fuel O&M charges
118	110	8		Operation and maintenance expenses. Net increase largely due to:
			6	more generating facility overhauls and maintenance work performed
			2	lower bad debt expense in the second quarter of 2020 due to retrospective adjustment to defer bad debt expense related to COVID-19 to regulatory asset for first quarter of 2020
			1	expense due to decommissioning of combined heat and power unit on Lanai
			1	ERP system costs amortization, which started for Hawaiian Electric in November 2020
			1	increase in Pearl Harbor environmental reserves
			(2)	lower labor due to lower staffing and reduction in overtime
			(1)	lower pension service cost due to reset of pension cost included in rates as part of Hawaiian Electric final rate case decision
114	107	7		Other expenses. Increase due to higher revenue taxes, coupled with higher depreciation expense in 2021 for plant investments in 2020
68	68	—		Operating income. higher RAM revenues, offset by higher operation and maintenance expenses and higher depreciation expense
54	53	1		Income before income taxes. Increase due to higher RAM revenues and lower pension non-service costs, offset in part by higher operation and maintenance expense and higher depreciation expense
42	42	—		Net income for common stock. higher RAM revenues, offset by higher operating expense. See below for effective tax rate explanation
2,026	1,874	152		Kilowatthour sales (millions)[3]
$73.58	$63.12	$10.46		Average fuel oil cost per barrel

Six months ended June 30		Increase
2021	2020	(decrease)		(dollars in millions, except per barrel amounts)
$1,167	$1,132	$35		Revenues. Net increase largely due to:
			$25	higher purchased power energy prices and higher kWh purchased[2]
			12	higher revenues from 2020 RAM adjustments
			9	increase related solely to a change in the timing for revenue recognition within the year, which eliminates seasonality in recognizing target revenues and results in recognizing revenues evenly throughout the year with target revenues recognized on an annual basis remaining unchanged
			5	lower ERP system implementation benefits to be passed on to the customers in future rates
			5	higher PPAC revenue[2]
			(21)	lower fuel oil prices and lower kWh generated[1]
267	286	(19)		Fuel oil expense[1]. Decrease largely due to lower fuel oil prices and lower kWh generated
305	277	28		Purchased power expense[1,2]. Increase largely due to higher purchased power energy prices, higher kWh purchased and higher capacity and non-fuel O&M charges
233	238	(5)		Operation and maintenance expenses. Net decrease largely due to:
			(5)	lower labor due to lower staffing and reduction in overtime
			(4)	lower outside service costs
			(3)	lower pension service cost due to reset of pension cost included in rates as part of Hawaiian Electric final rate case decision
			4	more generating facility overhauls and maintenance work performed
			2	ERP system costs amortization, which started for Hawaiian Electric in November 2020
			1	expense due to decommissioning of combined heat and power unit on Lanai
226	220	6		Other expenses. Increase due to higher revenue taxes, coupled with higher depreciation expense in 2021 for plant investment in 2020
137	112	25		Operating income. Increase due to lower operation and maintenance expenses coupled with higher RAM revenues, offset in part by higher depreciation expense
109	83	26
Income before income taxes. Increase due to lower operation and maintenance expense, higher RAM revenues and lower pension non-service costs, partially offset by higher interest expense related to new long term debt issued in May 2020 and January 2021 and higher depreciation expense

85	66	19		Net income for common stock. Increase due to lower operating expenses, coupled with higher RAM revenues. See below for effective tax rate explanation
3,935	3,880	55		Kilowatthour sales (millions)[3]
$68.59	$72.77	$(4.18)		Average fuel oil cost per barrel
469,378	465,953	3,425		Customer accounts (end of period)
1The rate schedules of the electric utilities currently contain ECRCs through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.
2The rate schedules of the electric utilities currently contain PPACs through which changes in purchased power expenses (except purchased energy costs) are passed on to customers.
3 kWh sales in 2021 were higher when compared to the same periods last year largely due to recovery from the initial impacts of the COVID-19 pandemic. An increase in visitor arrivals due to changes in the Safe Travels requirements allowed travelers to bypass the 10-day quarantine by taking a COVID test or showing proof of vaccination for domestic travelers, led to a recovery in the tourism industry. This combined with easing of restrictions on business activities and increased vaccinations, led to improving unemployment and broader reopening. As restrictions ease, vaccination rates reach State of Hawaii targets and more visitors arrive, sales are expected to slowly rebound but remain lower than pre-pandemic levels.

The Utilities’ effective tax rate for each of the second quarters of 2021 and 2020 was 21% and 19%, respectively. The Utilities’ effective tax rates for the first six months of 2021 and 2020 were at 21% and 19%, respectively. The effective tax rate was higher for the six months ended June 30, 2021 compared to the same period in 2020 due primarily to an increase in income before taxes in 2021, lower amortization in 2021 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in the federal income tax rate and a decrease in excess tax benefits related to vesting of share-based awards in 2021. The effective tax rate was higher for the second quarter of 2021 compared to the same period in 2020 due primarily to lower amortization in 2021 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in the federal income tax rate.
Hawaiian Electric’s consolidated ROACE was 8.9% and 7.9% for the twelve months ended June 30, 2021 and June 30, 2020, respectively.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of June 30, 2021 amounted to $4.8 billion, of which approximately 26% related to generation PPE, 65% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 9% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission.
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
Transition to a decarbonized and sustainable energy future.  The Utilities are fully committed to leading and enabling pathways to a decarbonized and sustainable energy future for Hawaii. The Utilities believe that a holistic approach to decarbonization is needed, and that such a strategy requires achieving the Utilities’ renewable energy commitments, facilitating and promoting beneficial electrification, and deploying carbon removal and offsets among other levers to reduce statewide emissions. Hawaii’s renewable portfolio standard law requires electric utilities to meet an RPS of 30%, 40%, 70% and 100% by December 31, 2020, 2030, 2040 and 2045, respectively. Hawaii law has also established a target of sequestering more atmospheric carbon and greenhouse gases than emitted within the State by 2045.
The Utilities have made significant progress on the path to clean energy and have been successful in adding significant amounts of renewable energy resources to their electric systems and exceeded the 2015 RPS goal two years early. The Utilities’ RPS for 2020 was 34.5%, which exceeded the statutory goal of 30%. The Utilities will continue to actively procure additional renewable energy post-2020 and expect to meet or exceed the next statutory RPS goal of 40% in advance of the 2030 compliance year. (See “Developments in renewable energy efforts” below).
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
The Utilities are fully aligned with, and supportive of, state policy to achieve a decarbonized future and have made significant progress in reducing emissions through renewable energy and electrification. This alignment with state policy is reflected in management compensation programs and the Utilities’ long-range plans, which include aspirational targets in order to catalyze action and accelerate the transition away from fossil fuels throughout its operations at a pace more rapid than dictated by current law. The long-range plans, including aspirational targets, serve as guiding principles in the Utilities’ continued transformation, and are updated regularly to adapt to changing technology, costs, and other factors. While there is no financial penalty for failure to achieve the Utilities’ long-range aspirational objectives, the Utilities recognize that there are environmental and social costs from the continued use of fossil fuels.

The State of Hawaii’s policy is supported by the regulatory framework and includes a number of mechanisms designed to maintain the Utilities’ financial stability during the transition toward the State’s decarbonized future. Under the sales decoupling mechanism, the Utilities are allowed to recover from customers, target test year revenues, independent of the level of kWh sales, which have generally declined (with the exception of 2019 and the first quarter of 2020), as privately-owned distributed energy resources have been added to the grid and energy efficiency measures have been put into place. Other regulatory mechanisms reduce regulatory lag, such as the rate adjustment mechanism to provide revenues for escalation in certain O&M expenses and rate base changes between rate cases, and the major project interim recovery mechanism, which allow the Utilities to recover and earn on certain approved major capital projects placed into service in between rate cases. Certain mechanisms were replaced or modified under the new PBR framework. See “Regulatory proceedings” under “Commitments and contingencies” and “Decoupling” in Note 3 of the Condensed Consolidated Financial Statements.
Integrated Grid Planning. Achieving high levels of renewable energy will require modernizing the grid through coordinated energy system planning in partnership with local communities and stakeholders. To accomplish this, the Utilities filed their Integrated Grid Planning (IGP) Report with the PUC on March 1, 2018, which provides an innovative systems approach to energy planning intended to yield the most cost-effective renewable energy pathways that incorporates customer and stakeholder input.
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
On June 9, 2021, the PUC issued an order providing guidance to the third Grid Service RFP filed on February 23, 2021. The proposed Grid Service RFP focused only on Oahu and is seeking 60MW of grid services with focus on capacity reduction similarly in response to the potential reserve shortfall from the AES coal plant retirement scheduled on September 1, 2022. The Utilities filed a final draft on June 25, 2021, and are awaiting PUC approval to proceed with the RFP.
On June 8, 2021, the PUC approved the new program, Emergency Demand Response Program (EDRP), a battery storage incentive program to dispatch electricity between 6 p.m. to 8 p.m. daily from participating residential and commercial customers, to address the potential reserve shortfalls following the AES coal plant retirement. The PUC approved EDRP for 50MW on Oahu with an incentive budget not to exceed $34 million, which will be recovered via a surcharge cost recovery mechanism over a 10-year amortization. The Utilities’ implementation plan was approved by the PUC on June 30, 2021, and the Utilities subsequently filed the updated EDRP tariffs on July 1, 2021.
Grid modernization. The overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater distributed energy resources and renewable energy integration. Under the Grid Modernization Strategy, the Utilities expect that new technology will help increase adoption of private rooftop solar and make use of rapidly evolving products, including storage and advanced inverters. The Utilities are implementing Phase 1 of their Grid Modernization Strategy, which received PUC approval on March 25, 2019. The estimated cost for this initial phase is approximately $86 million and is expected to be incurred over five years. As of June 30, 2021, approximately $24 million has been incurred to date under Phase 1. The Utilities are now deploying advanced meters faster and more broadly under the proportional advanced meter deployment plan, which was approved by the PUC on March 3, 2021.
The Utilities filed an application with the PUC on September 30, 2019 for an Advanced Distribution Management System (ADMS) as part of the second phase of their Grid Modernization Strategy implementation. However, on December 30, 2019, the PUC suspended the Utilities’ application for the Advanced Distribution Management System pending the Utilities’ filing of a supplemental application for the broad deployment of field devices. This supplement and update to the

Grid Mod Phase 2 field devices application was filed on March 31, 2021. The estimated cost for the implementation over five years of the ADMS and field devices, which includes capital, deferred and O&M costs, is $105 million. A PUC order was issued on April 27, 2021, unsuspending and resuming consideration of the Phase 2 Application.
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
The second phase, which commenced on April 9, 2020, allows up to 235 MW across all Hawaiian Electric service territories in two tranches for small (under 250 kW) and large system sizes to encourage a variety of system sizes. To provide opportunities for low- to moderate-income (LMI) customers to participate in the program, separate project proposals may be submitted specifically targeting LMI customers.
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
For Lanai, the Utilities proposed to combine the previously issued Variable Renewable Dispatchable Generation Paired with Energy Storage RFP and the CBRE RFP to optimize the benefits of procuring renewable energy, spurring development and increasing the likelihood of success of the CBRE Program on Lanai. See “Developments in renewable energy efforts–Requests for renewable proposals, expressions of interest, and information” for additional information.
Proposed final drafts of the remaining RFPs on Oahu, Maui, and Hawaii Island were filed on December 1, 2020.
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
The Utilities have been working on interconnection improvements and proposed several ways to potentially improve the time and cost of interconnection during the development of the CBRE Phase 2 tariff and RFPs. Additionally, the Utilities increased their focus and attention on this area and worked with the parties, including the CBRE Independent Observer, to make the interconnection process more transparent, predictable and standardized, including interconnection costs, timelines and requirements in order to reduce costs and accelerate schedules. In addition, the Utilities researched interconnection solutions in other jurisdictions, and worked with the parties to identify additional improvements. The Utilities solicited from the parties a list of recommended improvements, and consolidated and adopted nearly all the near-term and continuous improvement recommendations from the parties. The Utilities filed these recommendations and associated updates to the previously filed RFPs, tariff, and contracts on March 30, 2021. These documents are pending review and approval by the PUC.
Microgrid services tariff proceeding. In July 2018, the PUC opened a proceeding to investigate establishment of a microgrid services tariff, pursuant to Act 200 of 2018. There are currently five intervenors in the docket, although initially there were eight. In August 2019, the PUC issued an order, focusing for the remainder of the docket, to facilitate the ability of microgrids to disconnect from the grid and provide backup power to customers and critical energy uses during contingency events.
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
On May 17, 2021, the PUC issued an order, directing the Utilities to submit the Microgrid Services Tariff and appendices consistent with the revisions provided by the PUC. Furthermore, the PUC stated it intends to issue a separate order to govern the next phase of the Microgrid Tariff proceeding. On May 27, 2021, the Utilities filed the Microgrid Service Tariff.
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
Regulated returns. Actual and PUC-allowed returns, as of June 30, 2021, were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended June 30, 2021	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.73	6.95	6.16	9.36	8.47	7.12	10.32	9.26	7.70
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	0.36	(0.57)	(1.27)	(0.14)	(1.03)	(2.38)	0.82	(0.24)	(1.80)
*      Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**    Recorded net income divided by average common equity.
***  ROACE adjusted to remove items not included by the PUC in establishing rates, such as incentive compensation.
The factors contributing to the difference between PUC-allowed ROACEs and the ROACEs actually achieved include the exclusion of certain expenses from rates (for example, incentive compensation and charitable contributions), the recognition of annual RAM revenues on June 1 annually rather than on January 1, and return on capital additions since the last rate case in excess of indexed escalations. For Hawaiian Electric, the twelve months ended June 30, 2021 rate-making ROACE reflects higher earnings due to timing differences, that are expected to reverse during the second half of 2021, including lower overhaul expenses in the twelve months ended June 30, 2021, and a change in the timing of recognition of target revenues for the first and second quarter of 2021 relative to 2020, with the revenues recognized on an annual basis remaining unchanged.

Most recent rate proceedings.  As of June 30, 2021, the status of ongoing rate case for each utility was as follows:

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
Life of the Land (LOL) filed a Motion for Relief to argue the PUC’s approval for NPM PPA was invalid and should be revised. Hawaiian Electric and the Consumer Advocate filed an opposition to this motion for relief. A hearing on the motion for relief was held on November 22, 2019. On April 16, 2020, the PUC issued an order denying LOL’s Motion for Relief. On April 27, 2020, LOL filed a Notice of Appeal of the PUC’s order with the Supreme Court of the State of Hawaii. In June 2021, the Supreme Court denied LOL’s appeal.
On December 31, 2019, Hawaii Electric Light and PGV entered into an Amended and Restated Power Purchase Agreement (ARPPA), subject to approval by the PUC. The ARPPA extends the term of the existing PPA by 25 years to 2052, expands the firm capacity of the facility to 46 MW and delinks the pricing for energy delivered from the facility from fossil fuel prices to reduce cost to customers. The PUC suspended the docket pending the completion of a supplemental environmental review under the Hawaii Environmental Policy Act (HEPA). On April 12, 2021, Hawaii Electric Light filed a motion for reconsideration and clarification in the proceeding. On June 4,

2021, the PUC lifted the docket suspension for the limited purpose of soliciting the Department of Land and Natural Resources (DLNR) and the County of Hawaii’s (County) position on the environment review. In June and July 2021, the DLNR and the County responded to the PUC indicating their respective agencies do not have discretionary approval over the project and are not in a position to conduct an environmental review under HEPA.
Tariffed renewable resources.
•As of June 30, 2021, there were approximately 532 MW, 114 MW and 129 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of June 30, 2021, an estimated 31% of single family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 19% of the Utilities’ total customers have solar systems.
•The Utilities began accepting energy from feed-in tariff projects in 2011. As of June 30, 2021, there were 43 MW, 2 MW and 5 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
Biofuel sources.
•In July 2018, the PUC approved Hawaiian Electric’s three-year biodiesel supply contract with Pacific Biodiesel Technologies, LLC (PBT) to supply 2 million to 4 million gallons of biodiesel at Hawaiian Electric’s Schofield Generating Station and the Honolulu International Airport Emergency Power Facility (HIA Facility) and any other generating unit on Oahu, as necessary. The PBT contract became effective on November 1, 2018 and has been extended for one year through December 2022. Hawaiian Electric also has a spot buy contract with PBT to purchase additional quantities of biodiesel at or below the price of diesel. Some purchases of “at parity” biodiesel have been made under the spot purchase contract, which was extended through June 2022. On June 30, 2021, the Utilities issued an RFP for all fuels, including biodiesel, for supply commencing January 1, 2023.
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
•Under a request for proposal process governed by the PUC and monitored by independent observers, in February 2018, the Utilities issued RFPs for 220 MW of renewable generation on Oahu, 50 MW of renewable generation on Hawaii Island, and 60 MW of renewable generation on Maui. As of June 30, 2021, summarized information for a total of 8 PPAs is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	4	139.5	139.5/558	9/7/23 & 8/31/23	20 & 25	$30.9
Hawaii Electric Light	2	60	60/240	11/3/22 & 12/2/22	25	14.1
Maui Electric	2	75	75/300	4/28/23 & 10/27/23	25	17.6
Total	8	274.5	274.5/1,098			$62.6
The Utilities have received PUC approvals to recover the total projected annual payment of $62.6 million for the eight PPAs through the PPAC to the extent such costs are not included in base rates.
•In continuation of their February 2018 request for proposal process, the Utilities issued their Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. Final awards for the renewable projects were made on May 8, 2020. Final awards for the grid services projects were made starting in January 2020. On Oahu, seven solar-plus-storage projects and one standalone storage project totaling approximately 281 MW of generation and 1.8 GWh of storage were selected. On Maui, three solar-plus-storage projects and one standalone storage project totaling approximately 100 MW of generation and 560 MWh of storage were selected. On Hawaii Island, two solar-plus-storage projects and one standalone storage project totaling approximately 72 MW of generation and 492 MWh of storage were selected. Two Utility Self-Build projects were among those selected; a 40-MW, 160-MWh standalone energy storage system on Maui and a 12-MW, 12-MWh storage system on Hawaii Island. Since selection, three renewable plus storage projects have voluntarily withdrawn from the process for various reasons, including change in circumstances for the developer and a misunderstanding of contract requirements. To date, the Utilities have filed 10 PPAs, 2 grid services purchase agreements (GSPA) and 2 applications for commitments of funds for capital expenditures for approval of the utility self-build projects with the PUC.
A summary of the 10 PPAs that were filed with the PUC, is as follows:

Utilities	Number of contracts		Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	5		232	232/1,055	5/17/23, 7/1/23, 10/30/23, 12/29/23 & 12/31/23	20 & 25	$62.0
Hawaiian Electric	1	*	N/A	185/565	12/30/22	20	24.0
Hawaii Electric Light	1		60	60/240	9/30/23	25	15.5
Maui Electric	3		100	100/400	4/30/23 & 12/31/23	25	28.2
Total	10		392	577/2,260			$129.7
* See further discussion under “Review of Interconnection Process and Kapolei Energy Storage Power Purchase Agreement” below.
As of June 30, 2021, the PUC approved five solar-plus-storage PPAs for a total of 257 MW. The total projected annual payment of $68 million for these PPAs will be recovered through the PPAC to the extent such costs are not included in base rates.
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
•On November 27, 2019, the Utilities issued RFPs for renewable generation paired with energy storage on the islands of Lanai and Molokai. The Utilities were seeking PV paired with storage or small wind (specified as 100 kW turbines or smaller) on Molokai and PV paired with storage on Lanai. Proposals for the Molokai RFP were received on February 14, 2020. In light of a PUC order issued on April 9, 2020 in the CBRE docket, the Utilities proposed in their July 9, 2020 filing to combine the previously issued Lanai RFP with the CBRE RFP described in the order to optimize the benefits of procuring renewable energy, spurring development and increasing the likelihood of success of the CBRE program on Lanai. On May 21, 2021, the PUC approved the proposed combined Lanai RFP. On June 17, 2021, the PUC issued an order suspending the June 21, 2021 deadline for the Utilities to file the Lanai RFP in response to the Utilities comments filed on June 2, 2021 requesting clarity around the CBRE tariff. The PUC’s order noted further guidance would be forth coming. On October 15, 2020, the Utilities selected one project from the Molokai RFP for a total of 4.5 MW of solar and 24 MWh of storage. The developer, however, declined to accept the award. On March 29, 2021, the Utilities filed a proposed plan for Molokai in response to PUC’s direction to revise and re-submit the Molokai RFP. On June 29, 2021, the PUC held a status conference to discuss the Utilities’ plan and concerns from stakeholders.
Review of Interconnection Process and Kapolei Energy Storage Power Purchase Agreement.
•In February 2021, the PUC initiated a docket for the purposes of reviewing the status and interconnection progress of various utility-related renewable projects (i.e. Stage 1 and Stage 2 RFP PPAs and CBRE) and the Utilities’ transition plans for the expiration of the AES power purchase agreement, the retirement of the Kahului Power Plant, and other fossil fuel power plant transition plans, as needed. The Utilities filed initial status updates on the project timelines, steps needed for each of the renewable projects to achieve commercial operation and steps the Utilities are taking to address projected extensions of guaranteed commercial operation dates (GCOD) for renewable projects under development, which are due to a variety of factors, including those outside of the control of the Utilities. The PUC subsequently held status conferences on the Utilities’ updates. In April 2021, the PUC issued an Order directing the Utilities to establish regulatory liabilities for the difference between the on-peak avoided cost and the unit price included in the applications for approval of the renewable project PPAs, effective with the GCOD included in the applications (the earliest GCOD included in the applications is July 2021) or from the date of the Order for CBRE Phase 1 projects. The amount of regulatory liabilities to be recorded in future periods are not determinable at this time and would be affected by a number of factors, including the length of the GCOD extension period, the monthly on-peak avoided cost, as well as the factors described above. The Utilities filed a Motion for Reconsideration of the entire Order, or in the alternative to clarify that at most the PUC is directing the Utilities to track the information and not record the information at this time. The Utilities further requested a Stay of the Order pending resolution of the Motion. The Utilities maintain that extensions of GCODs are allowed under the PUC-approved contracts and that the Order has the unintended consequence of imposing penalties against the Utilities without due process. In May 2021, the PUC issued an order clarifying its Order and directed the Utilities to track costs to consumers caused by the perceived delay of renewable projects, and that the PUC does not intend to, at this time, impose any penalties on the Utilities. The full text of the Order, Motion for Reconsideration and request for a Stay of the Order, and clarification Order can be found on the PUC website at dms.puc.hawaii.gov/dms (Docket No. 2021-0024).
•Also in April 2021, the PUC approved the Kapolei Energy Storage (KES) PPA (one of the PPAs as a result of the Stage 2 Renewable RFP process) (KES Decision and Order), subject to nine conditions, including the Utilities forgoing the second portion of the PIM rewards amounting up to $1.7 million for the Stage 1 RFP PPAs, removing grid constraints for the Utilities’ CBRE Phase 2 projects and for existing and new distributed energy programs, financial retirement of Hawaiian Electric generating units by specified dates and adjusting target revenues at the retirement dates for such retirements, and a requirement to charge the batteries in the project using significant levels of renewable energy generation. The financial retirement of the generating units described in the KES Decision and Order is contrary to the intent of Hawaii Revised Statutes §269-6(d), which encourages the recovery of stranded costs for the retirement of fossil fuel generation, and contrary to the regulatory compact under which in return for agreeing to commit capital necessary to allow utilities to meet their obligation to serve, utilities are assured recovery of their investment and a fair opportunity to earn a reasonable return on the capital prudently committed to the business. Hawaiian Electric filed a Motion for Reconsideration and Stay of the Decision and Order due to potentially significant financial and operational impacts. In May 2021, the PUC granted, in part, Hawaiian Electric’s Motion for Reconsideration and Stay. In this Order, the PUC addressed a number of Hawaiian Electric’s concerns, including removing the condition of the Utilities foregoing the PIM award from Stage 1 RFP projects, agreeing to address grid constraint concerns in respective DER and CBRE dockets and not in the KES docket, removing the minimum thresholds of charging energy coming from renewable energy generation and corresponding deadlines associated with these thresholds and modifying the condition on financial retirement of generating units. The PUC indicated the net book value of generating assets would be addressed at the time of retirement. The full text of the KES Decision and Order and the Motion for Reconsideration and Stay with respect thereto, and the Order granting, in part, Hawaiian Electric’s Motion for Reconsideration can be found on the PUC website at dms.puc.hawaii.gov/dms (Docket No. 2020-0136).
Legislation and regulation. Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the Utilities and their customers. Also see “Environmental regulation” in Note 3 of the Condensed Consolidated Financial Statements.
Fuel contracts. The fuel contract entered into in January 2019, by the Utilities and PAR Hawaii Refining, LLC (PAR Hawaii), for the Utilities’ low sulfur fuel oil (LSFO), high sulfur fuel oil (HSFO), No. 2 diesel, and ultra-low sulfur diesel (ULSD) requirements was approved by the PUC, and became effective on April 28, 2019 and terminates on December 31, 2022. This contract is a requirement contract with no minimum purchases. If PAR Hawaii is unable to provide LSFO, HSFO, diesel and/or ULSD the contract allows the Utilities to purchase LSFO, HSFO, diesel and/or ULSD from another supplier. On June 30, 2021, the Utilities issued two RFPs for all fuels for supply commencing January 1, 2023. The costs incurred under the contract with PAR Hawaii are recovered in the Utilities’ respective ECRCs.
On June 9, 2020, the Utilities and PAR Hawaii entered into a First Amendment to the fuel contract. The First Amendment amends only the LSFO pricing to create a two-tiered structure based on volume, with all tier-1 LSFO up to the tier-1 maximum to be purchased exclusively from PAR Hawaii at the established pricing, and purchases in excess of that volume (tier-2) either from PAR Hawaii at the established pricing, or from an alternative supplier. On August 4, 2020, the PUC approved the First Amendment, which has an effective date of July 15, 2020, on an interim basis. The PUC’s approval order allows the recovery of such costs associated with the First Amendment through the ECRC to the extent that the costs are not recovered in base rates. The PUC intends to review whether the First Amendment is reasonable and in the public interest in the final decision, but it will not subject the recovery of the costs between the interim decision and the final decision to retroactive disallowances.
FINANCIAL CONDITION
Liquidity and capital resources. As of June 30, 2021, there was no outstanding balance on Hawaiian Electric’s revolving credit facility and $38 million of commercial paper borrowings outstanding by the Utilities.
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
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	June 30, 2021		December 31, 2020
Short-term borrowings	$38	1%	$50	1%
Long-term debt, net	1,676	43	1,561	41
Preferred stock	34	1	34	1
Common stock equity	2,171	55	2,142	57
	$3,919	100%	$3,787	100%

Information about Hawaiian Electric’s commercial paper borrowings, borrowings from HEI and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Six months ended June 30, 2021	June 30, 2021	December 31, 2020
Short-term borrowings[1]
Commercial paper	$4	$38	$—
Borrowings from HEI	—	—	—
Line of credit draws	—	—	—
Undrawn capacity under line of credit facility/facilities	—	200	275

1   The maximum amount of external short-term borrowings by Hawaiian Electric during the first six months of 2021 was approximately $50 million. As of June 30, 2021, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of $3.1 million and $0.7 million, respectively. In addition to the short-term borrowings above, on January 15, 2021, Hawaiian Electric paid off and terminated the $50 million term loan facility dated as of May 19, 2020.
Credit agreement. Hawaiian Electric has a $200 million line of credit facility with no amount outstanding at June 30, 2021. On June 25, 2021, Hawaiian Electric requested PUC approval of its third amended and restated revolving unsecured syndicated credit facility agreement, including approving extending its term to May 14, 2026 from May 13, 2022. See Note 5 of the Condensed Consolidated Financial Statements.
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
On April 20, 2021, Moody’s upgraded Hawaiian Electric’s senior unsecured rating and issuer rating to “Baa1” from “Baa2” and revised the outlook to stable from positive. The rating upgrade reflects Hawaiian Electric's considerable progress in adding renewable resources to its energy supply mix and the improving regulatory relationship with the PUC. On June 25,

2021, Fitch affirmed Hawaiian Electric’s “BBB+” long-term issuer default rating, “F2” short-term issuer default rating and stable outlook.
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
On May 24, 2019, the PUC approved the Utilities’ request to issue SPRBs in the amounts of up to $70 million, $2.5 million and $7.5 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, prior to June 30, 2020, to finance the Utilities’ capital improvement programs. Pursuant to this approval, on October 10, 2019, the DBF issued, at par, Series 2019 SPRBs in the aggregate principal amount of $80 million with a maturity of October 1, 2049. As of June 30, 2021, Hawaiian Electric had $9 million of undrawn funds remaining with the trustee. Hawaii Electric Light and Maui Electric had no undrawn funds as of June 30, 2021.
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
As of June 30, 2021, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $135 million, $85 million, and $45 million, respectively, of remaining taxable debt to issue prior to December 31, 2022. See summary table below.

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
Equity. In October 2018, the Utilities received PUC approval for the supplemental increase to issue and sell additional common stock in the amounts of up to $280 million for Hawaiian Electric and up to $100 million each for Hawaii Electric Light and Maui Electric, with the new total “up to” amounts of $430 million for Hawaiian Electric and $110 million each for Hawaii Electric Light and Maui Electric, and to extend the period authorized by the PUC to issue and sell common stock from December 31, 2021 to December 31, 2022. As of June 30, 2021, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $275.8 million, $102.5 million, and $87.8, respectively, of remaining common stock to issue prior to December

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

Cash flows. The following table reflects the changes in cash flows for the six months ended June 30, 2021 compared to the six months ended June 30, 2020:

	Six months ended June 30
(in thousands)	2021	2020	Change
Net cash provided by operating activities	$57,453	$181,468	$(124,015)
Net cash used in investing activities	(133,355)	(181,091)	47,736
Net cash provided by financing activities	45,210	51,100	(5,890)

Net cash provided by operating activities. The decrease in net cash provided by operating activities was primarily driven by an increase in fuel oil stock due to less consumption.
Net cash used in investing activities. The decrease in net cash used in investing activities was primarily driven by a decrease in capital expenditures related to construction activities.
Net cash provided by financing activities. The decrease in net cash provided by financing activities was primarily driven by lower net cash from long-term and short-term debts, offset by higher proceeds from short-term borrowings.
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

Bank
Recent Developments—COVID-19
See also Recent developments—COVID-19 in HEI’s MD&A.
In the first half of 2021, economic conditions in Hawaii continued to improve following the rollout of stimulus programs and the loosening of business restrictions, both of which boosted economic activity. Continued efforts to vaccinate a high proportion of the population and the recent implementation of a “vaccine passport” in early July is expected to further accelerate the economic recovery. With increased optimism regarding an acceleration of an economic recovery, long-term rates increased sharply during the first quarter, but moderated in the second quarter. However, interest rates across the curve remain at relatively low levels, and continue to negatively impact net interest margin as new loan origination rates remain below existing portfolio yields. In the second quarter of 2021, the bank’s net interest margin was 2.98% compared to 2.95% and 3.21% for the quarters ended March 31, 2021 and June 30, 2020, respectively.
In response to COVID-19, ASB made short-term loan modifications to borrowers who were generally payment current at the time of relief. As of June 30, 2021, approximately $2 million of loans remained in their active deferral period. For the loans that have completed their short-term payment deferral period, approximately $17 million of loans required further assistance through repayment modifications and ASB reflected these loans as troubled debt restructured loans as of June 30, 2021. Approximately $12 million of loans were not able to resume their contractual payments and were considered delinquent as of June 30, 2021.
As a result of an overall continued strengthening of the Hawaii economy and a corresponding improvement in the credit outlook in the second quarter of 2021, as reflected in upgrades in the commercial loan portfolio and overall lower net charge offs, ASB recorded a $12 million negative provision for credit losses to reduce the allowance for credit losses. For the six months ended June 30, 2021, the bank recorded a negative provision for credit losses of $20.6 million. The provision for credit losses in future quarters will be dependent on future economic conditions and changes to borrower credit quality at that time.
In 2020, ASB temporarily closed 15 of its 49 branches and reduced banking hours at the branches that remained open in an effort to reduce social gathering and protect employees and customers. The bank has since reopened six of the branches that were temporarily closed and permanently closed eight branches. One of the reopened branches is now a digital branch. The reduction in ASB’s branch network should not have a significant impact to the bank’s customers as there are other branches nearby and other channels such as online and mobile banking. ASB continues to evaluate its branch network to determine whether further changes may be appropriate given its customers’ use of other banking channels.
ASB’s senior management team continues to address the impacts to the operations and business of the bank as a result of the pandemic. Senior management also continues to meet regularly with ASB’s board of directors to keep them apprised of the impacts of the COVID-19 pandemic.
The CARES Act was signed into law on March 27, 2020. The CARES Act provided over $2 trillion in economic assistance for American workers, families, and small businesses, and job preservation for American industries. The PPP was established under the CARES Act and implemented by the United States Small Business Administration (SBA) to provide a direct incentive for small businesses to keep their workers on the payroll as a result of the COVID-19 crisis. The Paycheck Protection Program Flexibility Act was signed into law on June 5, 2020 and the Economic Aid Act was signed into law on December 27, 2020, which amended some of the prior rules and guidelines of the CARES Act. The Economic Aid Act established a second round of PPP, reopening the PPP for first-time borrowers and allowing for a second draw for businesses that meet more restrictive eligibility criteria to target businesses hardest hit by the pandemic. Loans issued through the PPP are 100% federally guaranteed and have a maturity of 2-5 years, depending on when the loan was made, at a fixed interest rate of 1%. Loan payments will be deferred until the earlier of (a) the date that the forgiven amount is remitted to the lender by the SBA; or (b) 10 months from the date the covered period ends. The SBA will forgive all loan amounts to a particular small business if such small business is compliant with the terms and conditions of the PPP. Small businesses generally have 24 weeks from disbursement of the loan to incur allowable expenses such as payroll costs, interest on mortgages, rent and utility expenses that would be covered by the loan forgiveness rules, with 60% of the loan forgiveness needing to be for payroll costs. Small businesses may receive partial forgiveness if they do not spend the entirety of their PPP loan on eligible expenses, or if less than 60% of the loan disbursement is spent on payroll costs. Employers had until December 31, 2020 to restore their workforce, or, for a PPP loan made after December 27, 2020, before the last day of the Covered Period. Lenders processed and approved the PPP loans under delegated authority of the SBA. As an existing SBA certified lender, ASB worked with a number of small businesses, both customers and non-customers, to complete the loan application forms so that these businesses could participate in the program. During the first round of PPP, the Bank secured more than $370 million in PPP loans for approximately 4,100 small businesses that supported over 40,000 jobs; ASB received processing fees totaling approximately $13 million and started recognizing these fees over the life of the loans. During the second round of PPP, ASB secured more than $175 million for approximately 2,200 small businesses that supported more than 20,000 jobs; ASB received processing fees for approximately $9 million. As of July 16, 2021, SBA has remitted forgiveness funds in the amount of $320 million for more than 3,700 Round 1 and Round 2 PPP loans representing approximately 99% of PPP loan applicant balances.
Other provisions of the CARES Act provides that a financial institution may elect to suspend the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and any related impairment for accounting purposes. See Note 4 of the Condensed Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

	Three months ended June 30		Increase
(in millions)	2021	2020	(decrease)	Primary reason(s)
Interest income	$62	$60	$2
				Average loan portfolio yields 8 basis points lower—impacted by the continued low interest rate environment as adjustable rate loans have repriced lower during the past year and new loan production yields continue to originate below their portfolio yields.
				Average loan portfolio balances decreased $158 million - home equity lines of credit, consumer and commercial loan portfolio balances decreased by $200 million, $92 million and $56 million, respectively. The decrease in these loan portfolios were due to ASB’s strategic decision to reduce production of these loans in the current economic environment. Average commercial real estate loan portfolio balance increased $216 million.
				Average investment securities portfolio balance increased $1.4 billion—excess liquidity from strong deposit growth invested in agency securities.
				Average investment securities yields 23 basis points lower—impacted by the continued low interest rate environment as new investment security purchase yields were lower than the investment security portfolio yields.
Noninterest income	15	24	(9)
				Lower gain on sale of investment securities - in 2020, ASB sold all of its Visa Class B restricted shares and $160 million of investment securities with no similar sales in 2021.
				Lower mortgage banking income - lower residential loan sale volume due to ASB’s decision to portfolio a larger portion of the residential loan production.
				Higher customer fee income - lower fee income in 2020 was primarily due to ASB’s decision to waive overdraft and other deposit account fees to accommodate the hardships customers were experiencing during the COVID-19 pandemic.
Less: gain on sale of investment securities, net	—	(9)	9	Gain on sale of investment securities, net, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 4, is classified as gain on sale of investment securities, net in the condensed consolidated statements of income, and accordingly, is reflected below following operating income as a separate line item and excluded from Revenues.
Revenues	77	75	2	The increase in revenues for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to higher interest income.
Interest expense	1	3	(2)
				Lower interest expense on deposits—lower term certificate balances due to runoff of government term certificates and lower deposit yields as a result of the continued low interest rate environment..
				Average core deposit balances increased $662 million; average term certificate balances decreased $245 million.
				Average deposit yields decreased from 18 basis points to 7 basis points.
				Lower interest expense on other borrowings—primarily due to lower repurchase agreement yields as a result of the continued low interest rate environment.
Provision for credit losses	(12)	15	(27)
				Negative provision for credit losses reflects improvement in economic outlook, strong credit results including lower net charge-offs and credit upgrades in commercial real estate and commercial loan portfolios.

	Three months ended June 30		Increase
(in millions)	2021	2020	(decrease)	Primary reason(s)
				Negative provision for credit losses also due to a shift in mix - lower personal unsecured loan portfolio balances which had higher credit loss rates partly offset by higher commercial real estate loan portfolio balances.
				Delinquency rates have increased—from 0.38% at June 30, 2020 to 0.43% at June 30, 2021 due to higher residential 1-4 family loan delinquencies, partly offset by lower personal unsecured loan delinquencies.
				Net charge-off to average loans have decreased—from 0.49% at June 30, 2020 to 0.04% at June 30, 2021 due to lower personal unsecured loan portfolio net charge-offs.
Noninterest expense	48	48	—
				Higher compensation and benefits expenses—increase in incentive compensation payout for commission based employees and payment of the separation and release agreement with the former President and Chief Executive Officer.
				Lower other expenses - 2020 expenses included higher direct and incremental COVID-19 related costs[1] to enhance cleaning and sanitation of ASB’s facilities as well as incremental compensation expense.
Expenses	37	66	(29)	The decrease in expenses for the three months ended June 30, 2021 compared to the same period in 2020 was due to lower provision for credit losses and lower interest expense.
Operating income	40	9	31
The increase in operating income for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to higher interest income, lower provision for credit losses and lower interest expense, partly offset by lower noninterest income.

Gain on sale of investment securities, net	—	9	(9)	The decrease in gain on sale of investment securities - ASB sold all of its Visa Class B restricted shares and $160 million of investment securities with no similar sales in 2021.
Net income	30	14	16
The increase in net income for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to higher operating income, partly offset by lower gain on sale of investment securities and higher income tax expense.

1 Higher operating expenses in 2020, which were considered direct and incremental COVID-19 related costs, included approximately $2.3 million of incremental compensation expense and $1.1 million of enhanced cleaning and sanitation costs.

	Six months ended June 30		Increase
(in millions)	2021	2020	(decrease)	Primary reason(s)
Interest income	$121	$125	$(4)
				Average loan portfolio yields 32 basis points lower—impacted by the continued low interest rate environment as adjustable rate loans have repriced lower during the past year and new loan production yields continue to originate below their portfolio yields.
				Average loan portfolio balances increased $24 million - commercial real estate and commercial loan portfolio balances increased by $213 million and $109 million, respectively. Home equity lines of credit and consumer loan portfolios decreased $181 million and $92 million, respectively - strategic decision to reduce production of these loans in the current economic environment.
				Average investment securities portfolio balance increased $1.2 billion—excess liquidity from strong deposit growth invested in agency securities.
				Average investment securities yields 71 basis points lower—impacted by the continued low interest rate environment as new investment security purchase yields were lower than the investment security portfolio yields.
Noninterest income	34	39	(5)
				Lower gain on sale of investment securities - in 2020, ASB sold all of its Visa Class B restricted shares and $160 million of investment securities with no similar sales in 2021.
				Lower mortgage banking income - lower residential loan sale profit margin in 2021 compared to 2020.
				Higher customer fee income - lower fee income in 2020 was primarily due to ASB’s decision to waive overdraft and other deposit account fees to accommodate the hardships customers were experiencing during the COVID-19 pandemic.

	Six months ended June 30		Increase
(in millions)	2021	2020	(decrease)	Primary reason(s)
Less: gain on sale of investment securities, net	(1)	(9)	8	Gain on sale of investment securities, net, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 4, is classified as gain on sale of investment securities, net in the condensed consolidated statements of income, and accordingly, is reflected after operating income as a separate line item and excluded from Revenues.
Revenues	154	155	(1)
The decrease in revenues for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to lower interest and noninterest income, partly offset by lower reclassification of gain on sale of investment securities.

Interest expense	3	7	(4)
				Lower interest expense on deposits—lower term certificate balances due to runoff of government term certificates and lower deposit yields as a result of the continued low interest rate environment.
				Average core deposit balances increased $666 million; average term certificate balances decreased $238 million.
				Average deposit yields decreased from 20 basis points to 7 basis points.
				Lower interest expense on other borrowings—primarily due to lower repurchase agreement yields as a result of the continued low interest rate environment.
Provision for credit losses	(21)	26	(47)
				Negative provision for credit losses reflects improvement in economic outlook, strong credit results including lower net charge-offs and credit upgrades in commercial real estate and commercial loan portfolios.
				Negative provision for credit losses also due to lower personal unsecured loan portfolio balances which had higher credit loss rates.
				Delinquency rates have increased—from 0.38% at June 30, 2020 to 0.43% at June 30, 2021 due to higher residential 1-4 family loan delinquencies, partly offset by lower personal unsecured loan delinquencies.
				Net charge-off to average loans have decreased—from 0.46% at June 30, 2020 to 0.11% at June 30, 2021 due to lower personal unsecured loan portfolio net charge-offs.
Noninterest expense	96	94	2
				Higher compensation and benefits expenses—increase in incentive compensation payout for commission based employees and payment of the separation and release agreement with the former President and Chief Executive Officer.
				Current year noninterest expense benefited from a one-time credit adjustment for a change in accounting for the ASB retirement plan.
				Lower other expenses - 2020 expenses included higher direct and incremental COVID-19 related costs[1] to enhance cleaning and sanitation of ASB’s facilities as well as incremental compensation expense.
Expenses	78	127	(49)
The decrease in expenses for the six months ended June 30, 2021 compared to the same period in 2020 was due to lower provision for credit losses and lower interest expense, partly offset by higher noninterest expenses.

Operating income	76	28	48
The increase in operating income for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to lower provision for credit losses and lower interest expense, partly offset by lower interest and noninterest income and higher noninterest expenses.

Gain on sale of investment securities, net	1	9	(8)	The decrease in gain on sale of investment securities - primarily due to the sale of ASB’s Visa Class B restricted shares in 2020 with no similar sales in 2021.
Net income	60	30	30
Net income for the six months ended June 30, 2021 was higher than the same period in 2020 due to higher operating income, partly offset by lower gain on sale of investment securities and higher income tax expense.

1 Higher operating expenses in 2020, which were considered direct and incremental COVID-19 related costs, included approximately $2.3 million of incremental compensation expense and $1.1 million of enhanced cleaning and sanitation costs.

ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended June 30		Six months ended June 30
(%)	2021	2020	2021	2020
Return on average assets	1.38	0.72	1.39	0.79
Return on average equity	16.76	8.00	16.40	8.57
Net interest margin	2.98	3.21	2.97	3.46

	Three months ended June 30
	2021			2020
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$69,987	$19	0.11	$239,186	$60	0.10
FHLB stock	11,263	94	3.38	9,649	75	3.13
Investment securities
Taxable	2,748,382	10,770	1.57	1,346,145	5,978	1.78
Non-taxable	36,960	198	2.13	28,794	221	3.04
Total investment securities	2,785,342	10,968	1.57	1,374,939	6,199	1.80
Loans
Residential 1-4 family	2,146,078	19,473	3.63	2,175,756	21,635	3.98
Commercial real estate	1,153,578	9,541	3.29	937,990	8,298	3.52
Home equity line of credit	890,998	7,062	3.18	1,090,752	8,473	3.12
Residential land	17,840	204	4.57	13,326	184	5.53
Commercial	942,871	10,279	4.36	999,251	7,686	3.08
Consumer	140,001	4,504	12.91	232,360	7,286	12.61
Total loans [1,2]	5,291,366	51,063	3.86	5,449,435	53,562	3.94
Total interest-earning assets [3]	8,157,958	62,144	3.05	7,073,209	59,896	3.39
Allowance for credit losses	(91,329)			(80,083)
Noninterest-earning assets	724,767			783,826
Total assets	$8,791,396			$7,776,952
Liabilities and shareholder’s equity:
Savings	$3,054,677	$199	0.03	$2,550,162	$619	0.10
Interest-bearing checking	1,221,540	60	0.02	1,096,350	93	0.03
Money market	192,667	31	0.06	159,876	89	0.22
Time certificates	494,844	991	0.80	740,297	2,270	1.23
Total interest-bearing deposits	4,963,728	1,281	0.10	4,546,685	3,071	0.27
Advances from Federal Home Loan Bank	31,573	19	0.24	24,231	21	0.36
Securities sold under agreements to repurchase and federal funds purchased	85,330	4	0.02	87,631	54	0.25
Total interest-bearing liabilities	5,080,631	1,304	0.10	4,658,547	3,146	0.27
Noninterest bearing liabilities:
Deposits	2,831,273			2,273,656
Other	156,883			144,256
Shareholder’s equity	722,609			700,493
Total liabilities and shareholder’s equity	$8,791,396			$7,776,952
Net interest income		$60,840			$56,750
Net interest margin (%) [4]			2.98			3.21

	Six months ended June 30
	2021			2020
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$58,597	$31	0.11	$132,920	$152	0.23
FHLB stock	10,600	175	3.34	9,512	153	3.25
Investment securities
Taxable	2,551,569	19,136	1.50	1,367,306	14,997	2.19
Non-taxable	42,250	469	2.21	28,738	526	3.62
Total investment securities	2,593,819	19,605	1.51	1,396,044	15,523	2.22
Loans
Residential 1-4 family	2,147,923	39,061	3.64	2,177,118	43,557	4.00
Commercial real estate	1,131,338	18,546	3.27	918,076	17,807	3.86
Home equity line of credit	914,340	14,327	3.16	1,095,224	17,693	3.25
Residential land	17,152	414	4.83	13,688	381	5.57
Commercial	952,481	19,191	4.04	843,277	14,416	3.42
Consumer	149,413	9,491	12.81	241,138	15,275	12.74
Total loans [1,2]	5,312,647	101,030	3.81	5,288,521	109,129	4.13
Total interest-earning assets [3]	7,975,663	120,841	3.04	6,826,997	124,957	3.66
Allowance for credit losses	(96,492)			(76,292)
Noninterest-earning assets	745,690			753,029
Total assets	$8,624,861			$7,503,734
Liabilities and shareholder’s equity:
Savings	$2,978,592	$390	0.03	$2,472,957	$1,159	0.09
Interest-bearing checking	1,200,909	117	0.02	1,072,680	323	0.06
Money market	185,511	68	0.07	153,826	339	0.44
Time certificates	517,527	2,168	0.84	755,323	4,837	1.28
Total interest-bearing deposits	4,882,539	2,743	0.11	4,454,786	6,658	0.30
Advances from Federal Home Loan Bank	30,853	42	0.27	23,713	111	0.94
Securities sold under agreements to repurchase and federal funds purchased	80,358	8	0.02	91,822	277	0.61
Total interest-bearing liabilities	4,993,750	2,793	0.11	4,570,321	7,046	0.31
Noninterest bearing liabilities:
Deposits	2,738,967			2,094,215
Other	162,444			144,433
Shareholder’s equity	729,700			694,765
Total liabilities and shareholder’s equity	$8,624,861			$7,503,734
Net interest income		$118,048			$117,911
Net interest margin (%) [4]			2.97			3.46
1   Includes loans held for sale, at lower of cost or fair value.
2   Includes recognition of net deferred loan fees of $4.6 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively, and $7.4 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans. Includes nonaccrual loans.
3   For the three and six months ended June 30, 2021 and 2020, the taxable-equivalent basis adjustments made to the table above were not material.
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
Home equity — key credit statistics. The HELOC portfolio makes up 17% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable-rate term loan with a 20-year amortization period. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed-rate loan with level principal and interest payments. As of June 30, 2021, approximately 23% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. A HELOC loan is typically in a subordinate lien position to a borrower’s first mortgage loan, however, approximately 58% of ASB’s HELOC loan portfolio is in a first lien position.
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
Loan portfolio risk elements.  See Note 4 of the Condensed Consolidated Financial Statements.
Investment securities.  ASB’s investment portfolio was comprised as follows:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$136,374	5%	$62,322	3%
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	2,701,891	94	2,076,506	95
Corporate bonds	31,869	1	31,351	1
Mortgage revenue bonds	15,427	—	27,185	1
Total investment securities	$2,885,561	100%	$2,197,364	100%
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
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. While deposits have increased by $486 million year-to-date, in part due to PPP loan proceeds and consumer economic impact payments from the CARES Act stimulus program, deposit retention and sustained growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Des Moines, securities sold under agreements to repurchase and federal funds purchased continue to be additional sources of funds. As of June 30, 2021 ASB’s costing liabilities consisted of 98% deposits and 2% other borrowings compared to 99% deposits and 1% other borrowings as of December 31, 2020. The weighted average cost of deposits for the first six months of 2021 and 2020 was 0.07% and 0.20%, respectively.
Federal Home Loan Bank of Des Moines. As of June 30, 2021 and December 31, 2020, ASB had no advances outstanding at the FHLB of Des Moines. As of June 30, 2021, the unused borrowing capacity with the FHLB of Des Moines was $2.0 billion. The FHLB of Des Moines continues to be an important source of liquidity for ASB.

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
As of June 30, 2021, ASB had an unrealized loss, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $8.8 million compared to an unrealized gain, net of taxes, of $20.0 million as of December 31, 2020. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first six months of 2021, ASB recorded a negative provision for credit losses of $20.0 million in the allowance for credit losses primarily due to improvement in the economic outlook, strong credit results including lower net charge-offs and credit upgrades in commercial real estate and commercial loan portfolios and due to lower personal unsecured loan portfolio balances which had higher credit loss rates. During the first six months of 2020, ASB recorded a provision for credit losses of $20.7 million in the allowance for credit losses primarily due to increased loss reserves for the consumer loan portfolio, increased loss rates for the commercial and commercial real estate portfolios and reserves for forecasted deterioration due to the COVID-19 pandemic.

	Six months ended June 30		Year ended December 31, 2020
(in thousands)	2021	2020
Allowance for credit losses	$101,201	$53,355	$53,355
Impact of adopting ASU No. 2016-13	—	19,441	19,441
Provision for credit losses	(19,992)	20,734	49,811
Less: net charge-offs	2,957	12,223	21,406
Allowance for credit losses, end of period	$78,252	$81,307	$101,201
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.11%	0.46%	0.40%
ASB maintains a reserve for credit losses that consists of two components, the allowance for credit losses and an allowance for loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in provision for credit losses. For the six months ended June 30, 2021 and 2020, ASB recorded a recovery in the provision for credit losses for unfunded commitments of $0.7 million and a provision for credit losses for unfunded commitments of $4.8 million, respectively. As of June 30, 2021 and December 31, 2020, the reserve for unfunded loan commitments was $3.7 million and $4.3 million, respectively.
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
As of June 30, 2021, the bank was in compliance with all of the minimum capital requirements under OCC regulations, and was categorized as “well capitalized” under the regulatory framework for prompt corrective action. Beginning in the second quarter of 2020, ASB adopted the community bank leverage ratio framework, which allowed it to report only on the community bank leverage ratio, but does not change minimum capital requirements under OCC regulations. At June 30, 2021 and March

31, 2021, ASB’s leverage ratio was below the 8.5 percent requirement to qualify for abbreviated reporting under the community bank leverage framework for 2021 and will begin reporting its risk-based capital ratios in the third quarter of 2021.
Covered Savings Associations. On May 24, 2019, the OCC issued a final rule to allow federal savings associations with total consolidated assets of $20 billion or less, as reported by the association to the OCC on its call report as of December 31, 2017, to elect to operate as covered savings associations. A covered savings association generally has the same rights and privileges as a national bank that has its main office situated in the same location as the home office of the covered savings association, with some exceptions. On April 1, 2021, the general counsel of the Board of Governors of the Federal Reserve System issued an opinion letter to John Deere Financial, F.S.B. (a corporate subsidiary of a unitary thrift holding company whose structure is similar to that of HEI and ASB) finding that if John Deere Financial, F.S.B. elected to operate as a covered savings association, its parent would no longer be able to hold John Deere Financial, F.S.B. per an exemption under HOLA. Although the Board of Governors has not issued any interpretation directly to ASB, at this point, ASB will not elect to operate as a covered savings association.

FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	June 30, 2021	December 31, 2020	% change
Total assets	$8,910	$8,397	6
Investment securities	2,886	2,197	31
Loans held for investment, net	5,106	5,233	(2)
Deposit liabilities	7,873	7,387	7
Other bank borrowings	130	90	45
As of June 30, 2021, ASB was one of Hawaii’s largest financial institutions based on assets of $8.9 billion and deposits of $7.9 billion.
As of June 30, 2021, ASB’s unused FHLB borrowing capacity was approximately $2.0 billion. As of June 30, 2021, ASB had commitments to borrowers for loans and unused lines and letters of credit of $2.0 billion, of which, commitments to lend to borrowers whose loan terms have been modified in troubled debt restructurings were nil. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the six months ended June 30, 2021, net cash provided by ASB’s operating activities was $63 million. Net cash used during the same period by ASB’s investing activities was $633 million, primarily due to purchases of available-for-sale securities of $1.1 billion, purchases of held-to-maturity securities of $187 million, additions to premises and equipment of $6 million, contributions to low income housing investments of $6 million and a net increase in stock from the Federal Home Loan Bank, partly offset by the receipt of investment security repayments and maturities of $359 million, proceeds from the sale of investment securities of $197 million, a net decrease in loans of $92 million, proceeds from the sale of residential loans of $17 million and proceeds from redemption of bank owned life insurance of $3 million. Net cash provided by financing activities during this period was $499 million, primarily due to increases in deposit liabilities of $486 million and a net increase in repurchase agreements of $40 million, partly offset by $28 million in common stock dividends to HEI (through ASB Hawaii).
For the six months ended June 30, 2020, net cash provided by ASB’s operating activities was $29 million. Net cash used during the same period by ASB’s investing activities was $440 million, primarily due to purchases of available-for-sale securities of $477 million, a net increase in loans of $328 million, additions to premises and equipment of $4 million and contributions to low income housing investments of $2 million, partly offset by the receipt of investment security repayments and maturities of $197 million, proceeds from the sale of investment securities of $169 million and proceeds from the sale of low income housing investments of $7 million. Net cash provided by financing activities during this period was $740 million, primarily due to increases in deposit liabilities of $758 million and proceeds from FHLB advances of $30 million, partly offset by a net decrease in repurchase agreements of $20 million and $28 million in common stock dividends to HEI (through ASB Hawaii).
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. Beginning in the second quarter of 2020, ASB has adopted the community bank leverage ratio framework and is required to report only its leverage ratio. As of June 30, 2021 and December 31, 2020, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 8.0% (5.0%) and 8.4%

(5.0%), respectively. All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to HEI (through ASB Hawaii).
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
ASB’s interest-rate risk sensitivity measures as of June 30, 2021 and December 31, 2020 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
+300	5.4%	7.0%	18.6%	31.4%
+200	3.9	5.0	14.0	23.9
+100	2.2	2.7	8.3	14.0
-100	(2.4)	(1.9)	(16.5)	(25.2)

ASB’s net interest income (NII) sensitivity profile was less asset sensitive as of June 30, 2021 as compared to December 31, 2020, primarily driven by the increase in market rates, growth in the fixed rate portion of the HELOC portfolio and core deposit funded investment securities purchases. The increase in market rates decreased prepayment expectations in the bank’s fixed-rate mortgage and mortgage-backed investment portfolios, driving decreased asset sensitivity. In addition, the fixed rate portion of the HELOC portfolio grew, contributing to decreased asset sensitivity. Lastly, the deployment of strong core deposit growth into new fixed-rate investment purchases further contributed to decreased sensitivity.
Economic value of equity (EVE) sensitivity decreased as of June 30, 2021 compared to December 31, 2020 as the duration of assets lengthened. The steepening of the yield curve led to slower prepayment expectations and lengthened the duration of the fixed-rate mortgage and mortgage-backed investment portfolios.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of HEI common shares were made on the open market during the second quarter of 2021 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2021	23,560	$43.08	—	NA
May 1 to 31, 2021	21,172	$43.73	—	NA
June 1 to 30, 2021	158,234	$43.67	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
**The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 15,929 of the 23,560 shares, 16,232 of the 21,172 shares and 135,891 of the 158,234 shares were purchased for the DRIP; 6,635 of the 23,560 shares, 3,497 of the 21,172 shares and 18,372 of the 158,234 shares were purchased for the HEIRSP; and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 6. Exhibits

HEI Exhibit 10.1	Executive Separation and Release Agreement dated as of May 5, 2021 between Richard F. Wacker, American Savings Bank, F.S.B., and Hawaiian Electric Industries, Inc.

HEI Exhibit 10.2*	Third Amended and Restated Credit Agreement, dated as of May 14, 2021, among Hawaiian Electric Industries, Inc., as Borrower, the Lenders Party Hereto and Bank of America, N.A. and U.S. Bank National Association, as Co-Syndication Agent, and Wells Fargo Bank, National Association, MUFG Union Bank, N.A., Barclays Bank PLC, Bank of Hawaii and The Toronto-Dominion Bank, New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, JP Morgan Chase Bank, N.A. and Bank of America, N.A. as Sustainability Structuring Agents and JPMorgan Chase Bank, N.A., BofA Securities, Inc. and U.S. Bank National Association, as Joint Lead Arrangers and Joint Book Runners.

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Gregory C. Hazelton (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

HEI Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

HEI Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Hawaiian Electric Exhibit 10.3*	Third Amended and Restated Credit Agreement, dated as of May 14, 2021, among Hawaiian Electric Company, Inc., as Borrower, the Lenders Party Hereto and Bank of America, N.A. and U.S. Bank National Association, as Co-Syndication Agent, and Wells Fargo Bank, National Association, MUFG Union Bank, N.A., Barclays Bank PLC, Bank of Hawaii and The Toronto-Dominion Bank, New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, JP Morgan Chase Bank, N.A. and Bank of America, N.A. as Sustainability Structuring Agents and JPMorgan Chase Bank, N.A., BofA Securities, Inc. and U.S. Bank National Association, as Joint Lead Arrangers and Joint Book Runners.

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Scott W. H. Seu (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350
* Schedules and exhibits have been omitted from this filing pursuant to Item 601(a) (5) of the Regulation S-K. We agree to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Scott W. H. Seu
	Constance H. Lau		Scott W. H. Seu
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Gregory C. Hazelton	By	/s/ Tayne S. Y. Sekimura
	Gregory C. Hazelton		Tayne S. Y. Sekimura
	Executive Vice President		Senior Vice President
	and Chief Financial Officer		and Chief Financial Officer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: August 9, 2021		Date: August 9, 2021