Form 10-Q
period 2021-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2021-11-05
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒
Securities registered pursuant to 12(b) of the Act:
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding October 23, 2021
Hawaiian Electric Industries, Inc. (Without Par Value)	109,311,289	Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	17,324,376	Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2021

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2021 and 2020
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and nine months ended September 30, 2021 and 2020
3		Condensed Consolidated Balance Sheets (unaudited) - September 30, 2021 and December 31, 2020
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three and nine months ended September 30, 2021 and 2020
5		Condensed Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2021 and 2020
Hawaiian Electric Company, Inc. and Subsidiaries
7		Condensed Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2021 and 2020
7		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and nine months ended September 30, 2021 and 2020
8		Condensed Consolidated Balance Sheets (unaudited) - September 30, 2021 and December 31, 2020
9		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three and nine months ended September 30, 2021 and 2020
10		Condensed Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2021 and 2020
10		Notes to Condensed Consolidated Financial Statements (unaudited)
60	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
60		HEI consolidated
66		Electric Utilities
81		Bank
90	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
91	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
92	Item 1.	Legal Proceedings
92	Item 1A.	Risk Factors
92	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
93	Item 6.	Exhibits
94	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2021
GLOSSARY OF TERMS

Terms	Definitions
ACL	Allowance for credit losses, which is the current credit loss standard, requires recording the allowance based on the expected loss model
AES Hawaii	AES Hawaii, Inc.
AOCI	Accumulated other comprehensive income/(loss)
ARA	Annual revenue adjustment
ASB	American Savings Bank, F.S.B., a wholly owned subsidiary of ASB Hawaii, Inc.
ASB Hawaii	ASB Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASU	Accounting Standards Update
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act enacted March 27, 2020
CBRE	Community-based renewable energy
Company	Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B.; Pacific Current, LLC and its subsidiaries (listed under Pacific Current); and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.)
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
D&O	Decision and order from the PUC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOH	Department of Health of the State of Hawaii
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
ECRC	Energy cost recovery clause
EIP	2010 Equity and Incentive Plan, as amended and restated
EPA	Environmental Protection Agency — federal
EPRM	Exceptional Project Recovery Mechanism
ERP/EAM	Enterprise Resource Planning/Enterprise Asset Management
EPS	Earnings per share
ESG	Environmental, Social & Governance
ESM	Earnings Sharing Mechanism
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
Fitch	Fitch Ratings, Inc.
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Hamakua Energy	Hamakua Energy, LLC, an indirect subsidiary of HEI
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.

GLOSSARY OF TERMS, continued

Terms	Definitions
Hawaiian Electric	Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited and Renewable Hawaii, Inc. Uluwehiokama Biofuels Corp. was dissolved effective as of July 14, 2020
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., Pacific Current, LLC and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.)
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
Kalaeloa	Kalaeloa Partners, L.P.
kWh	Kilowatthour/s (as applicable)
LTIP	Long-term incentive plan
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Mauo	Mauo, LLC, an indirect subsidiary of HEI
Moody’s	Moody’s Investors Service’s
MPIR	Major Project Interim Recovery
MW	Megawatt/s (as applicable)
MRP	Multi-year rate period
NII	Net interest income
NPBC	Net periodic benefit costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
Pacific Current	Pacific Current, LLC, a wholly owned subsidiary of HEI and parent company of Hamakua Holdings, LLC, Mauo, LLC, ‘Alenuihāhā Developments, LLC, Ka‘ie‘ie Waho Company, LLC and Kaʻaipuaʻa LLC
PBR	Performance-based regulation
PGV	Puna Geothermal Venture
PIMs	Performance incentive mechanisms
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PUC	Public Utilities Commission of the State of Hawaii
PV	Photovoltaic
RAM	Rate adjustment mechanism
RBA	Revenue balancing account
REIP	Renewable Energy Infrastructure Program
RFP	Request for proposals
ROACE	Return on average common equity
RORB	Return on rate base
RPS	Renewable portfolio standards
S&P	Standard & Poor’s
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
Tax Act	2017 Tax Cuts and Jobs Act (H.R. 1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018)
TDR	Troubled debt restructuring
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIEs	Variable interest entities

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
•the extent of the impact of the COVID-19 pandemic, including the duration, spread, severity and any recurrence of the COVID-19 pandemic due to new variants or insufficient vaccinations, the duration and scope of related government orders and restrictions, the impact on our employees, customers and suppliers, and the impact of the COVID-19 pandemic on the overall demand or ability to pay for the Company’s goods and services, all of which could be affected by the pace of distribution, administration, and efficacy of COVID-19 vaccines over the short- and long-term, as well as the proportion of the population vaccinated;
•ability to adequately address risks and capitalize on opportunities related to our environmental, social and governance (ESG) priority areas, which currently include decarbonization, economic health and affordability, reliability and resilience, secure digitalization, diversity, equity and inclusion, employee engagement, and climate-related risks and opportunities;
•citizen activism, including civil unrest, especially in times of severe economic depression and social divisiveness, which could negatively impact customers and employees, impair the ability of the Company and the Utilities to operate and maintain its facilities in an effective and safe manner, and citizen or stakeholder activism that could delay the construction, increase project costs or preclude the completion, of third-party or Utility projects that are required to meet electricity demand, reliability objectives and renewable portfolio standards (RPS) goals;
•the effects of future actions or inaction of the U.S. government or related agencies, including those related to the U.S. debt ceiling or budget funding, monetary policy, trade policy and tariffs, energy and environmental policy, and other policy and regulatory changes advanced or proposed by President Biden and his administration;
•weather, natural disasters (e.g., hurricanes, earthquakes, tsunamis, lightning strikes, lava flows and the increasing effects of climate change, such as more severe storms, flooding, droughts, heat waves, and rising sea levels) and wildfires, including their impact on the resilience and reliability and cost of the Company’s and Utilities’ operations and the economy;
•the timing, speed and extent of changes in interest rates and the shape of the yield curve, which could result in lower portfolio yields and net interest margin, or higher borrowing costs;
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
•faster than expected loan prepayments that can cause a decrease in net interest income and portfolio yields, an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage-servicing assets of ASB;
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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands, except per share amounts)	2021	2020	2021	2020
Revenues
Electric utility	$679,499	$562,568	$1,846,242	$1,694,225
Bank	76,208	78,644	230,599	233,096
Other	1,197	215	3,266	237
Total revenues	756,904	641,427	2,080,107	1,927,558
Expenses
Electric utility	604,307	474,050	1,634,252	1,493,948
Bank	51,151	63,144	130,440	189,700
Other	4,130	4,672	18,212	13,091
Total expenses	659,588	541,866	1,782,904	1,696,739
Operating income (loss)
Electric utility	75,192	88,518	211,990	200,277
Bank	25,057	15,500	100,159	43,396
Other	(2,933)	(4,457)	(14,946)	(12,854)
Total operating income	97,316	99,561	297,203	230,819
Retirement defined benefits credit (expense)—other than service costs	1,058	(1,102)	4,709	(2,970)
Interest expense, net—other than on deposit liabilities and other bank borrowings	(23,477)	(22,086)	(70,530)	(66,474)
Allowance for borrowed funds used during construction	827	801	2,386	2,241
Allowance for equity funds used during construction	2,427	2,347	6,995	6,556
Gain on sale of investment securities, net	—	—	528	9,275
Income before income taxes	78,151	79,521	241,291	179,447
Income taxes	14,265	14,018	48,229	30,691
Net income	63,886	65,503	193,062	148,756
Preferred stock dividends of subsidiaries	471	471	1,417	1,417
Net income for common stock	$63,415	$65,032	$191,645	$147,339
Basic earnings per common share	$0.58	$0.60	$1.75	$1.35
Diluted earnings per common share	$0.58	$0.59	$1.75	$1.35
Weighted-average number of common shares outstanding	109,311	109,181	109,272	109,126
Net effect of potentially dilutive shares	264	155	316	261
Weighted-average shares assuming dilution	109,575	109,336	109,588	109,387
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2021	2020	2021	2020
Net income for common stock	$63,415	$65,032	$191,645	$147,339
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of taxes of $(4,212), $360, $(14,614) and $7,836, respectively	(11,507)	984	(39,921)	21,405
Reclassification adjustment for net realized gains included in net income, net of taxes of nil, nil, $(142) and $(599), respectively	—	—	(387)	(1,638)
Derivatives qualifying as cash flow hedges:
Unrealized interest rate hedging gains (losses) arising during the period, net of taxes of $48, $(51), $347 and $(739), respectively	139	(147)	1,000	(2,129)
Reclassification adjustment for net realized losses included in net income, net of taxes of $3, nil, $3 and nil, respectively	9	—	9	—
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes of $985, $2,202, $5,155 and $6,169, respectively	2,853	6,324	14,871	17,720
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(971), $(1,985), $(5,002) and $(5,563), respectively	(2,799)	(5,721)	(14,421)	(16,038)
Other comprehensive income (loss), net of taxes	(11,305)	1,440	(38,849)	19,320
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$52,110	$66,472	$152,796	$166,659
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$227,923	$341,421
Restricted cash	9,412	17,558
Accounts receivable and unbilled revenues, net	331,752	281,216
Available-for-sale investment securities, at fair value	2,580,830	1,970,417
Held-to-maturity investment securities, at amortized cost	491,871	226,947
Stock in Federal Home Loan Bank, at cost	10,000	8,680
Loans held for investment, net	5,046,180	5,232,642
Loans held for sale, at lower of cost or fair value	53,998	28,275
Property, plant and equipment, net of accumulated depreciation of $3,040,153 and $2,903,144 at September 30, 2021 and December 31, 2020, respectively	5,335,130	5,265,735
Operating lease right-of-use assets	141,816	153,069
Regulatory assets	757,204	766,708
Other	691,857	629,149
Goodwill	82,190	82,190
Total assets	$15,760,163	$15,004,007
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$195,223	$182,347
Interest and dividends payable	33,307	23,547
Deposit liabilities	7,976,538	7,386,957
Short-term borrowings—other than bank	92,246	129,379
Other bank borrowings	129,305	89,670
Long-term debt, net—other than bank	2,244,795	2,119,129
Deferred income taxes	378,139	395,089
Operating lease liabilities	155,608	160,432
Regulatory liabilities	975,512	959,786
Defined benefit pension and other postretirement benefit plans liability	543,285	567,438
Other	618,369	618,438
Total liabilities	13,342,327	12,632,212
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 109,311,289 shares and 109,181,124 shares at September 30, 2021 and December 31, 2020, respectively	1,683,090	1,678,368
Retained earnings	740,566	660,398
Accumulated other comprehensive loss, net of tax benefits	(40,113)	(1,264)
Total shareholders’ equity	2,383,543	2,337,502
Total liabilities and shareholders’ equity	$15,760,163	$15,004,007
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2020	109,181	$1,678,368	$660,398	$(1,264)	$2,337,502
Net income for common stock	—	—	64,358	—	64,358
Other comprehensive loss, net of tax benefits	—	—	—	(44,016)	(44,016)
Share-based expenses and other, net	100	605	—	—	605
Common stock dividends (34¢ per share)	—	—	(37,156)	—	(37,156)
Balance, March 31, 2021	109,281	1,678,973	687,600	(45,280)	2,321,293
Net income for common stock	—	—	63,872	—	63,872
Other comprehensive income, net of taxes	—	—	—	16,472	16,472
Share-based expenses and other, net	30	2,847	—	—	2,847
Common stock dividends (34¢ per share)	—	—	(37,155)	—	(37,155)
Balance, June 30, 2021	109,311	1,681,820	714,317	(28,808)	2,367,329
Net income for common stock	—	—	63,415	—	63,415
Other comprehensive loss, net of tax benefits	—	—	—	(11,305)	(11,305)
Share-based expenses and other, net	—	1,270	—	—	1,270
Common stock dividends (34¢ per share)	—	—	(37,166)	—	(37,166)
Balance, September 30, 2021	109,311	$1,683,090	$740,566	$(40,113)	$2,383,543
Balance, December 31, 2019	108,973	$1,678,257	$622,042	$(20,039)	$2,280,260
Impact of adoption of ASU No. 2016-13	—	—	(15,372)	—	(15,372)
Balance, January 1, 2020 after adoption of ASU No. 2016-13	108,973	1,678,257	606,670	(20,039)	2,264,888
Net income for common stock	—	—	33,420	—	33,420
Other comprehensive income, net of taxes	—	—	—	18,212	18,212
Share-based expenses and other, net	172	(3,996)	—	—	(3,996)
Common stock dividends (33¢ per share)	—	—	(36,019)	—	(36,019)
Balance, March 31, 2020	109,145	1,674,261	604,071	(1,827)	2,276,505
Net income for common stock	—	—	48,887	—	48,887
Other comprehensive loss, net of tax benefits	—	—	—	(332)	(332)
Share-based expenses and other, net	36	2,355	—	—	2,355
Common stock dividends (33¢ per share)	—	—	(36,017)	—	(36,017)
Balance, June 30, 2020	109,181	1,676,616	616,941	(2,159)	2,291,398
Net income for common stock	—	—	65,032	—	65,032
Other comprehensive income, net of taxes	—	—	—	1,440	1,440
Share-based expenses and other, net	—	1,391	—	—	1,391
Common stock dividends (33¢ per share)	—	—	(36,030)	—	(36,030)
Balance, September 30, 2020	109,181	$1,678,007	$645,943	$(719)	$2,323,231
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30
(in thousands)	2021	2020
Cash flows from operating activities
Net income	$193,062	$148,756
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	184,389	178,674
Other amortization	24,511	39,580
Provision for credit losses	(22,367)	39,504
Loans originated, held for sale	(281,744)	(380,864)
Proceeds from sale of loans, held for sale	304,820	387,247
Gain on sale of investment securities, net	(528)	(9,275)
Gain on sale of loans, net	(7,497)	(15,933)
Deferred income taxes	(13,473)	(14,464)
Share-based compensation expense	6,727	5,449
Allowance for equity funds used during construction	(6,995)	(6,556)
Other	(7,046)	(4,773)
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	(58,758)	11,252
Decrease (increase) in fuel oil stock	(42,612)	31,899
Decrease (increase) in regulatory assets	(4,952)	10,012
Increase (decrease) in regulatory liabilities	8,806	(15,755)
Increase (decrease) in accounts, interest and dividends payable	36,850	(20,794)
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	11,133	(32,750)
Decrease in defined benefit pension and other postretirement benefit plans liability	(5,288)	(1,398)
Change in other assets and liabilities	(51,833)	(37,543)
Net cash provided by operating activities	267,205	312,268
Cash flows from investing activities
Available-for-sale investment securities purchased	(1,318,520)	(985,874)
Principal repayments on available-for-sale investment securities	449,459	331,238
Proceeds from sale of available-for-sale investment securities	197,354	169,157
Purchases of held-to-maturity investment securities	(314,327)	(28,602)
Proceeds from repayments or maturities of held-to-maturity investment securities	49,074	34,740
Purchase of stock from Federal Home Loan Bank	(32,980)	(24,006)
Redemption of stock from Federal Home Loan Bank	31,660	21,520
Net decrease (increase) in loans held for investment	157,619	(374,307)
Proceeds from sale of residential loans	17,398	—
Capital expenditures	(219,252)	(296,172)
Proceeds from sale of low-income housing investments	—	6,725
Contributions to low income housing investments	(12,402)	(3,951)
Other	10,078	4,899
Net cash used in investing activities	(984,839)	(1,144,633)
(continued)

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine months ended September 30
(in thousands)	2021	2020
Cash flows from financing activities
Net increase in deposit liabilities	589,581	766,235
Net increase (decrease) in short-term borrowings with original maturities of three months or less	27,755	(112,710)
Net increase in other bank borrowings with original maturities of three months or less	39,635	6,765
Proceeds from issuance of short-term debt	—	165,000
Repayment of short-term debt	(65,000)	(100,000)
Proceeds from issuance of other bank borrowings	—	30,000
Proceeds from issuance of long-term debt	206,988	365,146
Repayment of long-term debt	(80,607)	(178,291)
Withheld shares for employee taxes on vested share-based compensation	(2,006)	(5,700)
Common stock dividends	(111,477)	(108,066)
Preferred stock dividends of subsidiaries	(1,417)	(1,417)
Other	(7,462)	(7,275)
Net cash provided by financing activities	595,990	819,687
Net decrease in cash, cash equivalents and restricted cash	(121,644)	(12,678)
Cash, cash equivalents and restricted cash, beginning of period	358,979	227,685
Cash, cash equivalents and restricted cash, end of period	237,335	215,007
Less: Restricted cash	(9,412)	(21,881)
Cash and cash equivalents, end of period	$227,923	$193,126
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2021	2020	2021	2020
Revenues	$679,499	$562,568	$1,846,242	$1,694,225
Expenses
Fuel oil	180,682	105,042	447,245	390,714
Purchased power	185,759	149,025	490,520	425,679
Other operation and maintenance	116,468	111,243	349,180	348,831
Depreciation	57,386	55,689	172,122	167,235
Taxes, other than income taxes	64,012	53,051	175,185	161,489
Total expenses	604,307	474,050	1,634,252	1,493,948
Operating income	75,192	88,518	211,990	200,277
Allowance for equity funds used during construction	2,427	2,347	6,995	6,556
Retirement defined benefits credit (expense)—other than service costs	877	(432)	2,918	(1,195)
Interest expense and other charges, net	(18,148)	(16,836)	(54,126)	(50,768)
Allowance for borrowed funds used during construction	827	801	2,386	2,241
Income before income taxes	61,175	74,398	170,163	157,111
Income taxes	10,335	13,835	33,066	29,316
Net income	50,840	60,563	137,097	127,795
Preferred stock dividends of subsidiaries	228	228	686	686
Net income attributable to Hawaiian Electric	50,612	60,335	136,411	127,109
Preferred stock dividends of Hawaiian Electric	270	270	810	810
Net income for common stock	$50,342	$60,065	$135,601	$126,299
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2021	2020	2021	2020
Net income for common stock	$50,342	$60,065	$135,601	$126,299
Other comprehensive income, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes of $1,007, $2,001, $5,062 and $5,597, respectively	2,905	5,769	14,596	16,137
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(971), $(1,985), $(5,002) and $(5,563), respectively	(2,799)	(5,721)	(14,421)	(16,038)
Other comprehensive income, net of taxes	106	48	175	99
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$50,448	$60,113	$135,776	$126,398
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	September 30, 2021	December 31, 2020
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$51,610	$51,611
Plant and equipment	7,669,720	7,509,343
Less accumulated depreciation	(2,947,715)	(2,819,079)
Construction in progress	221,518	188,342
Utility property, plant and equipment, net	4,995,133	4,930,217
Nonutility property, plant and equipment, less accumulated depreciation of $58 and $115 as of September 30, 2021 and December 31, 2020, respectively	6,950	6,953
Total property, plant and equipment, net	5,002,083	4,937,170
Current assets
Cash and cash equivalents	36,467	47,360
Restricted cash	6,313	15,966
Customer accounts receivable, net	174,237	147,832
Accrued unbilled revenues, net	129,079	101,036
Other accounts receivable, net	6,116	7,673
Fuel oil stock, at average cost	100,801	58,238
Materials and supplies, at average cost	72,997	67,344
Prepayments and other	53,961	44,083
Regulatory assets	56,224	30,435
Total current assets	636,195	519,967
Other long-term assets
Operating lease right-of-use assets	119,624	127,654
Regulatory assets	700,980	736,273
Other	144,026	136,309
Total other long-term assets	964,630	1,000,236
Total assets	$6,602,908	$6,457,373
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 17,324,376 shares at September 30, 2021 and December 31, 2020)	$115,515	$115,515
Premium on capital stock	746,987	746,987
Retained earnings	1,334,161	1,282,335
Accumulated other comprehensive loss, net of tax benefits-retirement benefit plans	(2,744)	(2,919)
Common stock equity	2,193,919	2,141,918
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,676,223	1,561,302
Total capitalization	3,904,435	3,737,513
Commitments and contingencies (Note 3)
Current liabilities
Current portion of operating lease liabilities	64,894	64,730
Short-term borrowings from non-affiliates	—	49,979
Accounts payable	146,875	133,849
Interest and preferred dividends payable	28,610	20,350
Taxes accrued, including revenue taxes	196,368	192,524
Regulatory liabilities	32,261	37,301
Other	84,506	74,262
Total current liabilities	553,514	572,995
Deferred credits and other liabilities
Operating lease liabilities	67,802	69,494
Deferred income taxes	396,553	397,798
Regulatory liabilities	943,251	922,485
Unamortized tax credits	106,378	111,915
Defined benefit pension and other postretirement benefit plans liability	509,972	530,532
Other	121,003	114,641
Total deferred credits and other liabilities	2,144,959	2,146,865
Total capitalization and liabilities	$6,602,908	$6,457,373
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2020	17,324	$115,515	$746,987	$1,282,335	$(2,919)	$2,141,918
Net income for common stock	—	—	—	43,358	—	43,358
Other comprehensive income, net of taxes	—	—	—	—	34	34
Common stock dividends	—	—	—	(27,925)	—	(27,925)
Balance, March 31, 2021	17,324	115,515	746,987	1,297,768	(2,885)	2,157,385
Net income for common stock	—	—	—	41,901	—	41,901
Other comprehensive income, net of taxes	—	—	—	—	35	35
Common stock dividends	—	—	—	(27,925)	—	(27,925)
Balance, June 30, 2021	17,324	115,515	746,987	1,311,744	(2,850)	2,171,396
Net income for common stock	—	—	—	50,342	—	50,342
Other comprehensive income, net of taxes	—	—	—	—	106	106
Common stock dividends	—	—	—	(27,925)	—	(27,925)
Balance, September 30, 2021	17,324	$115,515	$746,987	$1,334,161	$(2,744)	$2,193,919
Balance, December 31, 2019	17,048	$113,678	$714,824	$1,220,129	$(1,279)	$2,047,352
Net income for common stock	—	—	—	23,905	—	23,905
Other comprehensive income, net of taxes	—	—	—	—	26	26
Common stock dividends	—	—	—	(26,784)	—	(26,784)
Balance, March 31, 2020	17,048	113,678	714,824	1,217,250	(1,253)	2,044,499
Net income for common stock	—	—	—	42,329	—	42,329
Other comprehensive income, net of taxes	—	—	—	—	25	25
Common stock dividends	—	—	—	(26,784)	—	(26,784)
Balance, June 30, 2020	17,048	113,678	714,824	1,232,795	(1,228)	2,060,069
Net income for common stock	—	—	—	60,065	—	60,065
Other comprehensive income, net of taxes	—	—	—	—	48	48
Common stock dividends	—	—	—	(26,784)	—	(26,784)
Balance, September 30, 2020	17,048	$113,678	$714,824	$1,266,076	$(1,180)	$2,093,398
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30
(in thousands)	2021	2020
Cash flows from operating activities
Net income	$137,097	$127,795
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	172,122	167,235
Other amortization	17,058	24,929
Deferred income taxes	(12,333)	(9,827)
State refundable credit	(7,955)	(7,589)
Bad debt expense	1,303	1,401
Allowance for equity funds used during construction	(6,995)	(6,556)
Other	991	1,614
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(33,621)	7,076
Decrease (increase) in accrued unbilled revenues	(27,491)	9,842
Decrease (increase) in fuel oil stock	(42,563)	31,494
Increase in materials and supplies	(5,653)	(8,092)
Decrease (increase) in regulatory assets	(4,952)	10,012
Increase (decrease) in regulatory liabilities	8,806	(15,755)
Increase (decrease) in accounts payable	27,210	(34,874)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	2,934	(34,768)
Decrease in defined benefit pension and other postretirement benefit plans liability	(3,902)	(3,064)
Change in other assets and liabilities	(23,800)	(15,918)
Net cash provided by operating activities	198,256	244,955
Cash flows from investing activities
Capital expenditures	(203,746)	(267,482)
Other	6,157	7,295
Net cash used in investing activities	(197,589)	(260,187)
Cash flows from financing activities
Common stock dividends	(83,775)	(80,352)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,496)	(1,496)
Proceeds from issuance of short-term debt	—	100,000
Repayment of short-term debt	(50,000)	(100,000)
Proceeds from issuance of long-term debt	115,000	255,000
Repayment of long-term debt	—	(109,000)
Net decrease in short-term borrowings from non-affiliates and affiliates with original maturities of three months or less	—	(38,987)
Other	(942)	(1,569)
Net cash provided by (used in) financing activities	(21,213)	23,596
Net increase (decrease) in cash and cash equivalents	(20,546)	8,364
Cash, cash equivalents and restricted cash, beginning of period	63,326	41,894
Cash, cash equivalents and restricted cash, end of period	42,780	50,258
Less: Restricted cash	(6,313)	(20,458)
Cash and cash equivalents, end of period	$36,467	$29,800
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
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of September 30, 2021 and December 31, 2020 and the results of their operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
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
Leases. On July 19, 2021 FASB issued ASU No. 2021-05, “Leases (Topic 842): Lessors–Certain Leases with Variable Lease Payments.” The ASU allows lessors to treat sales-type leases with variable payments to be classified as operating leases if the sales-type lease treatment under Topic 842 would result in a selling loss at lease commencement (day-one loss). The Company early adopted ASU No. 2021-05 as of September 30, 2021 retrospectively to leases that commenced on or after the adoption of ASU No. 2016-02, “Leases (Topic 842)”. The adoption of ASU No. 2021-05 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 2 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended September 30, 2021
Revenues from external customers	$679,482	$76,208	$1,214	$756,904
Intersegment revenues (eliminations)	17	—	(17)	—
Revenues	$679,499	$76,208	$1,197	$756,904
Income (loss) before income taxes	$61,175	$25,241	$(8,265)	$78,151
Income taxes (benefit)	10,335	5,976	(2,046)	14,265
Net income (loss)	50,840	19,265	(6,219)	63,886
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	$50,342	$19,265	$(6,192)	$63,415
Nine months ended September 30, 2021
Revenues from external customers	$1,846,206	$230,599	$3,302	$2,080,107
Intersegment revenues (eliminations)	36	—	(36)	—
Revenues	$1,846,242	$230,599	$3,266	$2,080,107
Income (loss) before income taxes	$170,163	$102,335	$(31,207)	$241,291
Income taxes (benefit)	33,066	23,230	(8,067)	48,229
Net income (loss)	137,097	79,105	(23,140)	193,062
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	$135,601	$79,105	$(23,061)	$191,645
Total assets (at September 30, 2021)	$6,602,908	$9,010,419	$146,836	$15,760,163
Three months ended September 30, 2020
Revenues from external customers	$562,559	$78,644	$224	$641,427
Intersegment revenues (eliminations)	9	—	(9)	—
Revenues	$562,568	$78,644	$215	$641,427
Income (loss) before income taxes	$74,398	$15,027	$(9,904)	$79,521
Income taxes (benefit)	13,835	2,877	(2,694)	14,018
Net income (loss)	60,563	12,150	(7,210)	65,503
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	$60,065	$12,150	$(7,183)	$65,032
Nine months ended September 30, 2020
Revenues from external customers	$1,694,195	$233,096	$267	$1,927,558
Intersegment revenues (eliminations)	30	—	(30)	—
Revenues	$1,694,225	$233,096	$237	$1,927,558
Income (loss) before income taxes	$157,111	$51,330	$(28,994)	$179,447
Income taxes (benefit)	29,316	9,405	(8,030)	30,691
Net income (loss)	127,795	41,925	(20,964)	148,756
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	$126,299	$41,925	$(20,885)	$147,339
Total assets (at December 31, 2020)	$6,457,373	$8,396,533	$150,101	$15,004,007

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
Power purchase agreements.  As of September 30, 2021, the Utilities had five PPAs for firm capacity (including the Puna Geothermal Venture (PGV) PPA that went offline in May 2018 due to lava flow on Hawaii Island, but returned to service with firm capacity of 13 MW in the first quarter of 2021 and ramped up to 23.9 MW in the second quarter of 2021) and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
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
Power purchase agreements.  Purchases from all IPPs were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2021	2020	2021	2020
Kalaeloa	$56	$39	$142	$111
AES Hawaii	32	33	98	96
HPOWER	20	18	51	52
Hamakua Energy	15	12	38	36
Puna Geothermal Venture	9	—	20	—
Wind IPPs	38	30	95	83
Solar IPPs	12	17	40	45
Other IPPs [1]	4	—	7	3
Total IPPs	$186	$149	$491	$426
1Includes hydro power and other PPAs
Kalaeloa Partners, L.P.  Under a 1988 PPA, as amended, Hawaiian Electric is committed to purchase 208 MW of firm capacity from Kalaeloa. Hawaiian Electric and Kalaeloa had been negotiating an extension to the PPA, and the PPA had automatically extended on a month-to-month basis as long as the parties were still negotiating in good faith. In October 2021, Hawaiian Electric and Kalaeloa signed the Amended and Restated Power Purchase Agreement for Firm Dispatchable Capacity and Energy (Amended and Restated PPA) to extend the PPA for an additional term of 10 years. Hawaiian Electric will be submitting an application for approval of the Amended and Restated PPA to the PUC.
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
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in an amended and restated PPA between Hawaii Electric Light and Hu Honua dated May 9, 2017. In July 2017, the PUC approved the amended and restated PPA, which becomes effective once the PUC’s order is final and non-appealable. In August 2017, the PUC’s approval was appealed by a third party. On May 10, 2019, the Hawaii Supreme Court issued a decision remanding the matter to the PUC for further proceedings consistent with the court’s decision which must include express consideration of greenhouse gas (GHG) emissions that would result from approving the PPA, whether the cost of energy under the PPA is reasonable in light of the potential for GHG emissions, and whether the terms of the PPA are prudent and in the public interest, in light of its potential hidden and long-term consequences. As a result, the PUC reopened the docket for further proceedings, including re-examining all of the issues in the proceedings. On July 9, 2020, the PUC issued an order denying Hawaii Electric Light’s request to waive the amended and restated PPA from the PUC’s competitive bidding requirements and therefore, dismissed the request for approval of the amended and restated PPA without prejudice to possible participation in any future competitive bidding process. On September 9, 2020, the PUC denied Hu Honua’s motion for reconsideration of the PUC’s order. Hu Honua filed its notice of appeal to the Hawaii Supreme Court of the PUC’s order denying Hu Honua’s motion for reconsideration. On May 24, 2021, the Hawaii Supreme Court vacated the PUC’s decision and remanded the matter back to the PUC for further proceedings. On June 30, 2021, the PUC issued an order reopening the docket consistent with the Hawaii Supreme Court’s order. A contested case hearing has been scheduled for January 2022.
Molokai New Energy Partners (MNEP). In July 2018, the PUC approved Maui Electric’s PPA with MNEP to purchase solar energy from a photovoltaic (PV) plus battery storage project. The 4.88 MW PV and 3 MW Battery Energy Storage System project was to deliver no more than 2.64 MW at any time to the Molokai system. On March 25, 2020, MNEP filed a complaint in the United Stated District Court for the District of Hawaii against Maui Electric claiming breach of contract. On June 3, 2020, Maui Electric provided Notice of Default and Termination of the PPA to MNEP terminating the PPA with an effective date of July 10, 2020. Thereafter, MNEP filed an amended Complaint to include claims relating to the termination and Hawaiian Electric filed its Answer to the Amended Complaint on September 11, 2020, disputing the facts presented by MNEP and all claims within the original and amended complaint. Currently, the discovery phase is ongoing.
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
In February 2019, the PUC approved a methodology for passing the future cost saving benefits of the new ERP/EAM system to customers developed by the Utilities in collaboration with the Consumer Advocate. The Utilities filed a benefits clarification document on June 10, 2019, reflecting $150 million in future net O&M expense reductions and cost avoidance, and $96 million in capital cost reductions and tax savings over the 12-year service life. To the extent the reduction in O&M expense relates to amounts reflected in electric rates, the Utilities would reduce future rates for such amounts. In October 2019, the PUC approved the Utilities and the Consumer Advocate’s Stipulated Performance Metrics and Tracking Mechanism. As of September 30, 2021, the Utilities’ regulatory liability was $9.9 million ($5.8 million for Hawaiian Electric, $1.6 million for Hawaii Electric Light and $2.5 million for Maui Electric) for the O&M expense savings that are being amortized or to be included in future rates. As part of the settlement agreement approved in the Hawaiian Electric 2020 test year rate case, the regulatory liability for Hawaiian Electric will be amortized over five years, beginning in November 2020, and the O&M benefits for Hawaiian Electric was considered flowed through to customers. As part of the PBR proceeding, the regulatory

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
liability as of December 31, 2020 of approximately $1.6 million and $2.3 million, respectively, for Hawaii Electric Light and Maui Electric was flowed to customers as part of the customer dividend in the annual revenue adjustment in 2021.
On July 7, 2021, the PUC issued an order modifying the reporting frequency of the Semi-Annual Enterprise System Benefits (SAESB) reports to an Annual Enterprise System Benefits (AESB) report on the achieved benefits savings. The most recent SAESB report was filed on February 26, 2021 for the period July 1 through December 31, 2020.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The federal Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the DOH and EPA, Maui Electric further investigated the Site and the Adjacent Parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.7 million as of September 30, 2021, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the Adjacent Parcel; however, final costs of remediation will depend on the cleanup approach implemented.
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
As of September 30, 2021, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $10.4 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
Regulatory proceedings
Decoupling. Decoupling is a regulatory model that is intended to provide the Utilities with financial stability and facilitate meeting the State of Hawaii’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio standard. Prior to the implementation of the performance-based regulation framework (PBR Framework), the decoupling mechanism had the following major components: (1) monthly revenue balancing account (RBA) revenues or refunds for the difference between PUC-approved target revenues and recorded adjusted revenues, which delinks revenues from kWh sales, (2) rate adjustment mechanism (RAM) revenues for escalation in certain O&M expenses and rate base changes, (3) major project interim recovery (MPIR) adjustment mechanism, (4) performance incentive mechanisms (PIMs), and (5) an earnings sharing mechanism (ESM), which would provide for a reduction of revenues between rate cases in the event the utility exceeds the authorized rate-making return on average common equity (ROACE) allowed in its most recent rate case.
Performance-based regulation framework. On December 23, 2020, the PUC issued a D&O (PBR D&O) approving the new PBR Framework. Under the PBR Framework, the Utilities’ decoupling will continue to be used with modifications, as described below. The existing cost recovery mechanisms will continue as currently implemented (e.g., the Energy Cost Recovery Clause (ECRC), Purchased Power Adjustment Clause (PPAC), Demand Side Management surcharge (DSM), Renewable Energy Infrastructure Program (REIP), Demand Response Adjustment Clause (DRAC), Pension and Other Post-Employment Benefits (OPEB) tracking mechanisms). In addition to annual revenues provided by the annual revenue adjustment (ARA), the Utilities may seek relief for extraordinary projects or programs through the Exceptional Project Recovery Mechanism (EPRM) (formerly known as the MPIR adjustment mechanism) and earn financial rewards for exemplary performance as provided through a portfolio of PIMs and Shared Savings Mechanisms (SSMs). The PBR Framework will incorporate a variety of other performance mechanisms, including Scorecards, Reported Metrics, and an expedited Pilot Process. The PBR Framework also contains a number of safeguards, including a symmetric ESM which protects the Utilities and customers from excessive earnings or losses, as measured by the Utilities’ achieved rate-making ROACE and a Re-Opener

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
mechanism, under which the PUC will open an examination, at its discretion, to determine if adjustments or modifications to specific PBR mechanisms are appropriate. The new PBR Framework became fully effective on June 1, 2021.
On September 17, 2021, the PUC issued an order including a proposed new set of potential PIMs to address these areas of PUC concern:
•Grid reliability,
•Timely retirement of fossil fuel generation units,
•Interconnection of large-scale renewable energy projects,
•Cost control for fossil fuel, purchased power, and other non-ARA costs, and
•Expedient utilization of grid services from demand-side resources
The order established a procedural schedule by which a PBR Working Group (consisting of parties from the docket in which the new PBR Framework was established) will comment upon and evaluate the potential new PIMs and potentially propose alternatives. The schedule included procedural steps for technical conferences, statements of position filings and an evidentiary hearing. The PUC has not stated when any new PIMs might become effective. On November 2, 2021, the PUC suspended the previous procedural schedule, pending review of schedule modifications.
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
Earnings sharing mechanism. A symmetrical ESM for achieved rate-making ROACE outside of a 300 basis points dead band above or below the current authorized ROACE of 9.5% for each of the Utilities. There is a 50/50 sharing between customers and Utilities for the achieved rate-making ROACE falling within 150 basis points outside of the dead band in either direction, and a 90/10 sharing for any further difference. A reopening or review of the PBR terms will be triggered if the Utilities credit rating outlook indicates a potential credit downgrade below investment grade status, or if its achieved rate-making ROACE enters the outer most tier of the ESM.
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
On May 26, 2021, the PUC approved 2021 MPIR amounts totaling $21.8 million, including revenue taxes, for the Schofield Generating Station ($17.6 million), West Loch PV Project ($3.3 million), and Grid Modernization Strategy (GMS) Phase 1 project ($0.9 million for all three utilities) for the accrual of revenues effective January 1, 2021, that included the 2021

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
return on project amount (based on approved amounts) in rate base, depreciation and incremental O&M expenses. Under the PBR framework, the Utilities began recovery of the annualized 2021 MPIR amounts effective June 1, 2021 through the RBA rate adjustment.
On September 27, 2021, the PUC issued an order rejecting the Utilities’ August 31, 2021 request to update target revenues resulting from the GMS Phase 1 Meter Data Management System (MDMS) deferred software go‑live and completion of implementation through July 2021, as it inappropriately relied on an automatic approval provision in Hawaii Administrative Rules. The PUC did not rule on the merits of the Utilities’ request and offered the Utilities to file an amended request as soon as practicable. On October 7, 2021, the Utilities filed an amended request, requesting PUC approval of RBA tariff sheets reflecting the change to target revenues associated with the GMS Phase 1 MDMS deferred software go-live and completion of implementation through July 2021.
Exceptional project recovery mechanism. Under the PBR Framework, the existing MPIR adjustment mechanism was renamed EPRM to include deferred and O&M expense projects and to permit the Utilities to include the full amount of approved costs in the EPRM for recovery in the first year the project goes into service, pro-rated for the portion of the year the project is in service. Any pending application for MPIR relief submitted by the Utilities prior to the PBR D&O will be grandfathered under the MPIR Guidelines. The Utilities may alternatively request that pending MPIR applications be reviewed under EPRM Guidelines. EPRM recovery will be in accordance with the EPRM Guidelines limited to the lesser of actual incurred project costs or PUC-approved amounts, net of savings. Currently, the Utilities are seeking EPRM recovery of eight projects with total project costs of $324 million, subject to PUC approval.
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
On July 9, 2021, the PUC issued an order approving the Utilities’ proposed Pilot Process submitted in April 2021 with modifications, including a cost recovery process that generally allows the Utilities to defer and recover total annual expenditures of approved pilot projects in full over twelve months beginning June 1 of the year following implementation through the RBA rate adjustment, although the Utilities may determine on a case-by-case basis that a particular project’s deferred costs should be amortized over a period greater than twelve months. On July 28, 2021, the Utilities submitted the finalized Pilot Process to govern the review of the pilot project proposals in accordance with the July 9, 2021 order.
Performance incentive mechanisms. The PUC has established the following PIMs: (1) Service Quality performance incentives, (2) Phase 1 Request for proposal (RFP) PIM for procurement of low-cost renewable energy, (3) Phase 2 RFP PIMs for generation and generation plus storage project, and Grid Services and standalone storage.
•Service Quality performance incentives (ongoing). Service Quality performance incentives are measured on a calendar-year basis. The PIM tariff requires the performance targets, deadbands and the amount of maximum financial incentives used to determine the PIM financial incentive levels for each of the PIMs shall remain constant in interim periods, unless otherwise amended by order of the PUC.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
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
•Phase 2 RFP PIMs. The PUC order issued on October 9, 2019 establishes pricing thresholds, timelines to complete contracting, and other performance criteria for the performance incentive eligibility. The PIMs provide incentives only without penalties. The order requires contracts under the Grid Service RFP be filed for approval by May 2020 (subsequently extended to July 9, 2020), and by September 2020 under the Renewable RFPs, with a declining PIM for projects that are not filed by these deadlines. On July 9, 2020, the Utilities filed two Grid Service Purchase Agreements for the Grid Service RFP that potentially qualify for a demand response PIM, however, details of the incentive metrics will be determined by the PUC. On September 15, 2020, the Utilities filed eight power purchase agreements for the Phase 2 RFP. Of those eight, only one project qualified for a potential PIM incentive. On February 16, 2021, the Utilities filed one additional power purchase agreement that qualifies for the declining PIM, which was approved on September 15, 2021. The first allocation of incentives is earned upon PUC approval of the contact and the remaining PIM allocations begin after the project achieves commercial operations and are earned based on delivered energy for the prior year, through 2025. The Utilities accrued $0.1 million in incentives in September 2021. On December 31, 2020, the PUC approved the two Grid Services Purchase Agreements without further clarification regarding the demand response PIM. The Utility filed a letter in January 2021 with the PUC seeking guidance on the next steps to define the demand response incentive metric details.
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
Annual review cycle. PBR D&O established an annual review cycle for revenue adjustments under the PBR Framework, including the biannual submission of the revenue reports. The Utilities filed the fall revenue report on October 29,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
2021, which is subject to PUC approval. The filing reflected ARA revenues for 2022 to be collected from January 1 through December 31, 2022, as follows:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
2022 ARA revenues	$19.8	$4.9	$4.8	$29.5
Management Audit savings commitment	(4.6)	(1.0)	(1.0)	(6.6)
Net 2022 ARA revenues	$15.2	$3.9	$3.8	$22.9

The proposed net incremental amounts between the 2021 spring and fall revenue reports are as follows. The amounts are to be collected (refunded) from January 1 through December 31, 2022 under the RBA rate tariffs, which was proposed in the 2021 fall revenue report filing and is subject to PUC approval.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
Incremental RAM revenues and ARA revenues	$41.7	$8.9	$10.9	$61.5
Incremental accrued RBA balance through September 30, 2021 (and associated revenue taxes)	21.9	2.5	(0.1)	24.3
Incremental Performance Incentive Mechanisms (net)	—	—	0.1	0.1
Incremental MPIR/EPRM Revenue Adjustment	9.8	0.3	0.3	10.4
Net incremental amount to be collected under the RBA rate tariffs	$73.4	$11.7	$11.1	$96.2
Note: Columns may not foot due to rounding.
Most recent rate proceedings.
Hawaiian Electric 2020 test year rate case. On October 22, 2020, the PUC issued a final D&O approving the stipulated settlement agreement filed in the proceeding. As a result, there will be no increase in base electric rates established in the 2017 test year rate case. In the final D&O, the PUC approved the capital structure that consists of a 58% total equity ratio, and an authorized ROACE of 9.5% for the 2020 test year. The resulting return on rate base (RORB) is 7.37%. The D&O approved the agreement to implement the overall lower depreciation rates approved in the last depreciation study proceeding, effective January 1, 2020. See “Annual revenue adjustment mechanism” under “Performance-based regulation framework” above, regarding the PUC’s decision on the treatment of Hawaiian Electric’s Management Audit savings commitment. Hawaiian Electric’s proposed RBA provision tariff and ECRC tariff submitted on November 6, 2020 were approved by the PUC on December 11, 2020 and took effect on January 1, 2021.
Hawaii Electric Light 2019 test year rate case. On July 28, 2020, the PUC issued a final D&O, approving the Stipulated Partial Settlement Letter in part and ordering final rates for the 2019 test year to remain at current effective rates such that there is a zero increase in rates. The PUC determined that an appropriate authorized ROACE for the 2019 test year is 9.5%, approved a capital structure of 58% total equity and approved as fair a 7.52% RORB. In addition, the order, among others, (1) approved a 10-year amortization period for the state investment tax credit; and (2) approved a modification to Hawaii Electric Light’s ECRC to incorporate a 98%/2% risk-sharing split between customers and Hawaii Electric Light with an annual maximum exposure cap of +/- $600,000. The proposed final tariffs and PIM tariffs took effect on November 1, 2020, and the ECRC tariff took effect on January 1, 2021.
Regulatory assets for COVID-19 related costs. On May 4, 2020, the PUC issued an order, authorizing all utilities, including the Utilities, to establish regulatory assets to record costs resulting from the suspension of disconnections of service during the pendency of the Governor’s Emergency Proclamation and until otherwise ordered by the PUC. In future proceedings, the PUC will consider the reasonableness of the costs, the appropriate period of recovery, any amount of carrying costs thereon, and any savings directly attributable to suspension of disconnects, and other related matters. As part of the order, the PUC prohibits the Utilities from charging late payment fees on past due payments. On June 30, 2020, the PUC issued an order approving the Utilities’ request made in April 2020 for deferral treatment of COVID-19 related costs through December 31, 2020. On October 1, 2021, the PUC approved the Utilities’ request to extend the deferral period to December 31, 2021. The Utilities are required to file quarterly reports to update the Utilities’ financial condition, report measures in place to assist their customers during the COVID-19 emergency situation, identify the planned deferred costs and details for the deferred costs, and identify funds received or benefits received that have resulted from the COVID-19 emergency period. The recovery of the regulatory assets would be determined in a subsequent proceeding and management believes the deferred costs are probable of recovery. In addition, starting in December 2020 and monthly moving forward until otherwise ordered by the PUC, the Utilities are required to file information on, among other things, number of customers, arrears balances, payment arrangements entered into, and available assistance used to assist customer bill payments. The monthly report is intended to assist the PUC in determining next

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
steps regarding appropriate regulatory measures. As of September 30, 2021, the Utilities recorded a total of $28.7 million in regulatory assets pursuant to the orders.
Collective bargaining agreement. As of September 30, 2021, approximately 47% of the Utilities’ employees are members of the International Brotherhood of Electrical Workers, AFL-CIO, Local 1260. The current collective bargaining agreement with the union that was set to expire on October 31, 2021 was extended to January 3, 2022. The Utilities continue to renegotiate the contract with the union.
Condensed consolidating financial information. Condensed consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the three and nine month periods ended September 30, 2021 and 2020, and as of September 30, 2021 and December 31, 2020.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended September 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$478,046	100,313	101,141	—	(1)	$679,499
Expenses
Fuel oil	126,909	21,104	32,669	—	—	180,682
Purchased power	136,688	31,159	17,912	—	—	185,759
Other operation and maintenance	75,191	19,964	21,313	—	—	116,468
Depreciation	38,912	10,050	8,424	—	—	57,386
Taxes, other than income taxes	45,239	9,333	9,440	—	—	64,012
Total expenses	422,939	91,610	89,758	—	—	604,307
Operating income	55,107	8,703	11,383	—	(1)	75,192
Allowance for equity funds used during construction	1,999	131	297	—	—	2,427
Equity in earnings of subsidiaries	12,028	—	—	—	(12,028)	—
Retirement defined benefits expense—other than service costs	741	166	(30)	—	—	877
Interest expense and other charges, net	(12,943)	(2,590)	(2,616)	—	1	(18,148)
Allowance for borrowed funds used during construction	676	44	107	—	—	827
Income before income taxes	57,608	6,454	9,141	—	(12,028)	61,175
Income taxes	6,996	1,433	1,906	—	—	10,335
Net income	50,612	5,021	7,235	—	(12,028)	50,840
Preferred stock dividends of subsidiaries	—	133	95	—	—	228
Net income attributable to Hawaiian Electric	50,612	4,888	7,140	—	(12,028)	50,612
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$50,342	4,888	7,140	—	(12,028)	$50,342

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended September 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$50,342	4,888	7,140	—	(12,028)	$50,342
Other comprehensive income, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	2,905	393	393	—	(786)	2,905
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(2,799)	(391)	(393)	—	784	(2,799)
Other comprehensive income, net of taxes	106	2	—	—	(2)	106
Comprehensive income attributable to common shareholder	$50,448	4,890	7,140	—	(12,030)	$50,448

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Nine months ended September 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,301,297	276,974	267,992	—	(21)	$1,846,242
Expenses
Fuel oil	306,982	57,175	83,088	—	—	447,245
Purchased power	370,240	76,992	43,288	—	—	490,520
Other operation and maintenance	230,429	57,350	61,401	—	—	349,180
Depreciation	116,733	30,151	25,238	—	—	172,122
Taxes, other than income taxes	124,167	25,865	25,153	—	—	175,185
Total expenses	1,148,551	247,533	238,168	—	—	1,634,252
Operating income	152,746	29,441	29,824	—	(21)	211,990
Allowance for equity funds used during construction	5,677	403	915	—	—	6,995
Equity in earnings of subsidiaries	35,282	—	—	—	(35,282)	—
Retirement defined benefits expense—other than service costs	2,511	503	(96)	—	—	2,918
Interest expense and other charges, net	(38,604)	(7,744)	(7,799)	—	21	(54,126)
Allowance for borrowed funds used during construction	1,921	136	329	—	—	2,386
Income before income taxes	159,533	22,739	23,173	—	(35,282)	170,163
Income taxes	23,122	5,152	4,792	—	—	33,066
Net income	136,411	17,587	18,381	—	(35,282)	137,097
Preferred stock dividends of subsidiaries	—	400	286	—	—	686
Net income attributable to Hawaiian Electric	136,411	17,187	18,095	—	(35,282)	136,411
Preferred stock dividends of Hawaiian Electric	810	—	—	—	—	810
Net income for common stock	$135,601	17,187	18,095	—	(35,282)	$135,601

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Nine months ended September 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$135,601	17,187	18,095	—	(35,282)	$135,601
Other comprehensive income, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes	14,596	2,062	1,915	—	(3,977)	14,596
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(14,421)	(2,059)	(1,915)	—	3,974	(14,421)
Other comprehensive income, net of taxes	175	3	—	—	(3)	175
Comprehensive income attributable to common shareholder	$135,776	17,190	18,095	—	(35,285)	$135,776

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
September 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi- diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,410	5,606	3,594	—	—	$51,610
Plant and equipment	5,063,487	1,375,782	1,230,451	—	—	7,669,720
Less accumulated depreciation	(1,766,707)	(619,003)	(562,005)	—	—	(2,947,715)
Construction in progress	172,417	17,966	31,135	—	—	221,518
Utility property, plant and equipment, net	3,511,607	780,351	703,175	—	—	4,995,133
Nonutility property, plant and equipment, less accumulated depreciation	5,303	115	1,532	—	—	6,950
Total property, plant and equipment, net	3,516,910	780,466	704,707	—	—	5,002,083
Investment in wholly owned subsidiaries, at equity	639,900	—	—	—	(639,900)	—
Current assets
Cash and cash equivalents	25,981	3,788	6,621	77	—	36,467
Restricted cash	6,313	—	—	—	—	6,313
Advances to affiliates	700	—	—	—	(700)	—
Customer accounts receivable, net	118,776	29,371	26,090	—	—	174,237
Accrued unbilled revenues, net	93,949	17,660	17,470	—	—	129,079
Other accounts receivable, net	20,732	3,843	3,616	—	(22,075)	6,116
Fuel oil stock, at average cost	71,072	13,079	16,650	—	—	100,801
Materials and supplies, at average cost	43,094	10,107	19,796	—	—	72,997
Prepayments and other	41,706	5,232	7,023	—	—	53,961
Regulatory assets	47,004	2,966	6,254	—	—	56,224
Total current assets	469,327	86,046	103,520	77	(22,775)	636,195
Other long-term assets
Operating lease right-of-use assets	96,026	23,271	327	—	—	119,624
Regulatory assets	489,746	108,093	103,141	—	—	700,980
Other	112,298	19,008	18,448	—	(5,728)	144,026
Total other long-term assets	698,070	150,372	121,916	—	(5,728)	964,630
Total assets	$5,324,207	1,016,884	930,143	77	(668,403)	$6,602,908
Capitalization and liabilities
Capitalization
Common stock equity	$2,193,919	323,691	316,132	77	(639,900)	$2,193,919
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,176,477	246,360	253,386	—	—	1,676,223
Total capitalization	3,392,689	577,051	574,518	77	(639,900)	3,904,435
Current liabilities
Current portion of operating lease liabilities	61,505	3,354	35	—	—	64,894
Short-term borrowings from affiliate	—	700	—	—	(700)	—
Accounts payable	101,685	24,640	20,550	—	—	146,875
Interest and preferred dividends payable	20,390	3,750	4,471	—	(1)	28,610
Taxes accrued, including revenue taxes	136,016	31,338	29,014	—	—	196,368
Regulatory liabilities	21,257	4,164	6,840	—	—	32,261
Other	71,738	14,488	20,503	—	(22,223)	84,506
Total current liabilities	412,591	82,434	81,413	—	(22,924)	553,514
Deferred credits and other liabilities
Operating lease liabilities	47,585	19,917	300	—	—	67,802
Deferred income taxes	284,245	51,822	60,486	—	—	396,553
Regulatory liabilities	672,712	177,877	92,662	—	—	943,251
Unamortized tax credits	78,215	14,577	13,586	—	—	106,378
Defined benefit pension and other postretirement benefit plans liability	364,749	74,183	76,619	—	(5,579)	509,972
Other	71,421	19,023	30,559	—	—	121,003
Total deferred credits and other liabilities	1,518,927	357,399	274,212	—	(5,579)	2,144,959
Total capitalization and liabilities	$5,324,207	1,016,884	930,143	77	(668,403)	$6,602,908

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Nine months ended September 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2020	$2,141,918	317,451	309,363	77	(626,891)	$2,141,918
Net income for common stock	135,601	17,187	18,095	—	(35,282)	135,601
Other comprehensive income, net of taxes	175	3	—	—	(3)	175
Common stock dividends	(83,775)	(10,950)	(11,326)	—	22,276	(83,775)
Balance, September 30, 2021	$2,193,919	323,691	316,132	77	(639,900)	$2,193,919

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Nine months ended September 30, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2019	$2,047,352	298,998	292,870	101	(591,969)	$2,047,352
Net income for common stock	126,299	21,306	16,186	—	(37,492)	126,299
Other comprehensive income, net of taxes	99	2	—	—	(2)	99
Common stock dividends	(80,352)	(12,240)	(10,788)	—	23,028	(80,352)
Dissolution of subsidiary	—	—	—	(24)	24	—
Balance, September 30, 2020	$2,093,398	308,066	298,268	77	(606,411)	$2,093,398

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$157,191	32,698	30,643	—	(22,276)	$198,256
Cash flows from investing activities
Capital expenditures	(137,916)	(33,511)	(32,319)	—	—	(203,746)
Advances from affiliates	26,000	—	—	—	(26,000)	—
Other	4,136	1,121	900	—	—	6,157
Net cash used in investing activities	(107,780)	(32,390)	(31,419)	—	(26,000)	(197,589)
Cash flows from financing activities
Common stock dividends	(83,775)	(10,950)	(11,326)	—	22,276	(83,775)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Repayment of short-term debt	(50,000)	—	—	—	—	(50,000)
Proceeds from issuance of long-term debt	60,000	30,000	25,000	—	—	115,000
Net decrease in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	—	(18,100)	(7,900)	—	26,000	—
Other	(703)	(116)	(123)	—	—	(942)
Net cash provided by (used in) financing activities	(75,288)	434	5,365	—	48,276	(21,213)
Net increase (decrease) in cash and cash equivalents	(25,877)	742	4,589	—	—	(20,546)
Cash, cash equivalents and restricted cash, beginning of period	58,171	3,046	2,032	77	—	63,326
Cash, cash equivalents and restricted cash, end of period	32,294	3,788	6,621	77	—	42,780
Less: Restricted cash	(6,313)	—	—	—	—	(6,313)
Cash and cash equivalents, end of period	$25,981	3,788	6,621	77	—	$36,467

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$205,645	27,256	34,678	—	(22,624)	$244,955
Cash flows from investing activities
Capital expenditures	(180,088)	(48,750)	(38,644)	—	—	(267,482)
Advances from (to) affiliates	(800)	8,000	—	—	(7,200)	—
Other	5,636	1,056	1,031	(24)	(404)	7,295
Net cash used in investing activities	(175,252)	(39,694)	(37,613)	(24)	(7,604)	(260,187)
Cash flows from financing activities
Common stock dividends	(80,352)	(12,240)	(10,788)	—	23,028	(80,352)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Proceeds from issuance of short-term debt	100,000	—	—	—	—	100,000
Repayment of short-term debt	(100,000)	—	—	—	—	(100,000)
Proceeds from issuance of long-term debt	205,000	10,000	40,000	—	—	255,000
Repayment of long-term debt	(95,000)	(14,000)	—	—	—	(109,000)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(46,987)	26,500	(25,700)	—	7,200	(38,987)
Other	(1,249)	(67)	(253)	—	—	(1,569)
Net cash provided by (used in) financing activities	(19,398)	9,793	2,973	—	30,228	23,596
Net increase (decrease) in cash and cash equivalents	10,995	(2,645)	38	(24)	—	8,364
Cash, cash equivalents and restricted cash, beginning of period	32,988	7,008	1,797	101	—	41,894
Cash, cash equivalents and restricted cash, end of period	43,983	4,363	1,835	77	—	50,258
Less: Restricted cash	(20,458)	—	—	—	—	(20,458)
Cash and cash equivalents, end of period	$23,525	4,363	1,835	77	—	$29,800

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 4 · Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income and Comprehensive Income Data

	Three months ended September 30		Nine months ended September 30
(in thousands)	2021	2020	2021	2020
Interest and dividend income
Interest and fees on loans	$49,445	$52,419	$150,418	$161,505
Interest and dividends on investment securities	11,996	7,221	31,709	22,939
Total interest and dividend income	61,441	59,640	182,127	184,444
Interest expense
Interest on deposit liabilities	1,176	2,287	3,919	8,945
Interest on other borrowings	5	61	55	449
Total interest expense	1,181	2,348	3,974	9,394
Net interest income	60,260	57,292	178,153	175,050
Provision for credit losses	(1,725)	13,970	(22,367)	39,504
Net interest income after provision for credit losses	61,985	43,322	200,520	135,546
Noninterest income
Fees from other financial services	4,800	4,233	15,337	11,906
Fee income on deposit liabilities	4,262	3,832	12,029	11,842
Fee income on other financial products	2,124	1,524	6,767	4,608
Bank-owned life insurance	2,026	1,965	6,211	4,432
Mortgage banking income	1,272	7,681	7,497	15,933
Gain on sale of investment securities, net	—	—	528	9,275
Other income, net	283	(231)	631	(69)
Total noninterest income	14,767	19,004	49,000	57,927
Noninterest expense
Compensation and employee benefits	30,888	26,431	86,595	77,287
Occupancy	5,157	5,693	15,226	16,402
Data processing	4,278	3,366	13,162	11,052
Services	2,272	2,624	7,609	7,907
Equipment	2,373	2,001	6,989	6,630
Office supplies, printing and postage	1,072	1,187	3,094	3,577
Marketing	995	727	2,308	1,908
FDIC insurance	808	714	2,412	1,567
Other expense[1]	3,668	4,556	9,790	15,813
Total noninterest expense	51,511	47,299	147,185	142,143
Income before income taxes	25,241	15,027	102,335	51,330
Income taxes	5,976	2,877	23,230	9,405
Net income	19,265	12,150	79,105	41,925
Other comprehensive income (loss), net of taxes	(11,684)	1,393	(40,439)	20,960
Comprehensive income	$7,581	$13,543	$38,666	$62,885

1 The three- and nine-month periods ended September 30, 2021 include approximately $0.1 million and $0.5 million, respectively, of certain direct and incremental COVID-19 related costs. The three and nine-month periods ended September 30, 2020 include approximately $0.7 million and $4.5 million, respectively, of certain significant direct and incremental COVID-19 related costs. These costs for the first nine months of 2020, which have been recorded in Other expense, include $2.4 million of compensation expense and $1.7 million of enhanced cleaning and sanitation costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Reconciliation to amounts per HEI Condensed Consolidated Statements of Income*:

	Three months ended September 30,		Nine months ended September 30
(in thousands)	2021	2020	2021	2020
Interest and dividend income	$61,441	$59,640	$182,127	$184,444
Noninterest income	14,767	19,004	49,000	57,927
Less: Gain on sale of investment securities, net	—	—	528	9,275
*Revenues-Bank	76,208	78,644	230,599	233,096
Total interest expense	1,181	2,348	3,974	9,394
Provision for credit losses	(1,725)	13,970	(22,367)	39,504
Noninterest expense	51,511	47,299	147,185	142,143
Less: Retirement defined benefits expense (credit)—other than service costs	(184)	473	(1,648)	1,341
*Expenses-Bank	51,151	63,144	130,440	189,700
*Operating income-Bank	25,057	15,500	100,159	43,396
Add back: Retirement defined benefits expense (credit)—other than service costs	(184)	473	(1,648)	1,341
Add back: Gain on sale of investment securities, net	—	—	528	9,275
Income before income taxes	$25,241	$15,027	$102,335	$51,330

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	September 30, 2021		December 31, 2020
Assets
Cash and due from banks		$109,942		$178,422
Interest-bearing deposits		80,007		114,304
Cash and cash equivalents		189,949		292,726
Investment securities
Available-for-sale, at fair value		2,580,830		1,970,417
Held-to-maturity, at amortized cost (fair value of $484,654 and $229,963, respectively)		491,871		226,947
Stock in Federal Home Loan Bank, at cost		10,000		8,680
Loans held for investment		5,122,124		5,333,843
Allowance for credit losses		(75,944)		(101,201)
Net loans		5,046,180		5,232,642
Loans held for sale, at lower of cost or fair value		53,998		28,275
Other		555,401		554,656
Goodwill		82,190		82,190
Total assets		$9,010,419		$8,396,533
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$2,931,394		$2,598,500
Deposit liabilities—interest-bearing		5,045,144		4,788,457
Other borrowings		129,305		89,670
Other		168,064		183,731
Total liabilities		8,273,907		7,660,358

Common stock		1		1
Additional paid-in capital		353,429		351,758
Retained earnings		408,575		369,470
Accumulated other comprehensive income (loss), net of taxes
Net unrealized gains (losses) on securities	$(20,322)		$19,986
Retirement benefit plans	(5,171)	(25,493)	(5,040)	14,946
Total shareholder’s equity		736,512		736,175
Total liabilities and shareholder’s equity		$9,010,419		$8,396,533

Other assets
Bank-owned life insurance		$166,486		$163,265
Premises and equipment, net		205,624		206,134
Accrued interest receivable		22,036		24,616
Mortgage-servicing rights		10,272		10,020
Low-income housing investments		84,728		83,435
Other		66,255		67,186
		$555,401		$554,656
Other liabilities
Accrued expenses		$59,270		$62,694
Federal and state income taxes payable		—		6,582
Cashier’s checks		37,451		38,011
Advance payments by borrowers		5,129		10,207
Other		66,214		66,237
		$168,064		$183,731

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Other borrowings consisted of securities sold under agreements to repurchase of $129.3 million and $89.7 million at September 30, 2021 and December 31, 2020, respectively.
Investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
September 30, 2021
Available-for-sale
U.S. Treasury and federal agency obligations	$90,831	$1,334	$(90)	$92,075	1	$19,851	$(90)	—	$—	$—
Mortgage-backed securities*	2,471,650	11,193	(41,160)	2,441,683	105	1,772,753	(36,561)	9	123,882	(4,599)
Corporate bonds	30,684	961	—	31,645	—	—	—	—	—	—
Mortgage revenue bonds	15,427	—	—	15,427	—	—	—	—	—	—
	$2,608,592	$13,488	$(41,250)	$2,580,830	106	$1,792,604	$(36,651)	9	$123,882	$(4,599)
Held-to-maturity
U.S. Treasury and Federal agency obligations	$40,064	$100	$(13)	$40,151	1	$19,941	$(13)	—	$—	$—
Mortgage-backed securities*	451,807	2,387	(9,691)	444,503	23	325,907	(8,278)	2	23,860	(1,413)
	$491,871	$2,487	$(9,704)	$484,654	24	$345,848	$(8,291)	2	$23,860	$(1,413)
December 31, 2020
Available-for-sale
U.S. Treasury and federal agency obligations	$60,260	$2,062	$—	$62,322	—	$—	$—	—	$—	$—
Mortgage-backed securities*	1,825,893	26,817	(3,151)	1,849,559	22	373,924	(3,151)	—	—	—
Corporate bonds	29,776	1,575	—	31,351	—	—	—	—	—	—
Mortgage revenue bonds	27,185	—	—	27,185	—	—	—	—	—	—
	$1,943,114	$30,454	$(3,151)	$1,970,417	22	$373,924	$(3,151)	—	$—	$—
Held-to-maturity
Mortgage-backed securities*	$226,947	$3,846	$(830)	$229,963	7	$114,152	$(830)	—	$—	$—
	$226,947	$3,846	$(830)	$229,963	7	$114,152	$(830)	—	$—	$—
* Issued or guaranteed by U.S. Government agencies or sponsored agencies
ASB does not believe that the investment securities that were in an unrealized loss position at September 30, 2021 and December 31, 2020, represent a credit loss. Total gross unrealized losses were primarily attributable to change in market conditions. On a quarterly basis the investment securities are evaluated for changes in financial condition of the issuer. Based upon ASB’s evaluation, all securities held within the investment portfolio continue to be investment grade by one or more agencies. The contractual cash flows of the U.S. Treasury, federal agency obligations and agency mortgage-backed securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB’s investment securities portfolio did not require an allowance for credit losses at September 30, 2021 and December 31, 2020.
U.S. Treasury, federal agency obligations, corporate bonds, and mortgage revenue bonds have contractual terms to maturity. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The contractual maturities of investment securities were as follows:

September 30, 2021	Amortized cost	Fair value
(in thousands)
Available-for-sale
Due in one year or less	$—	$—
Due after one year through five years	76,247	78,071
Due after five years through ten years	45,268	45,649
Due after ten years	15,427	15,427
	136,942	139,147
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	2,471,650	2,441,683
Total available-for-sale securities	$2,608,592	$2,580,830
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	40,064	40,151
Due after ten years	—	—
	40,064	40,151
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	451,807	444,503
Total held-to-maturity securities	$491,871	$484,654
The proceeds, gross gains and losses from sales of available-for-sale securities were as follows:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
(in thousands)
Proceeds	$—	$—	$197,354	$169,157
Gross gains	—	—	975	9,312
Gross losses	—	—	447	37
Tax expense on realized gains	—	—	142	2,492
The components of loans were summarized as follows:

	September 30, 2021	December 31, 2020
(in thousands)
Real estate:
Residential 1-4 family	$2,172,073	$2,144,239
Commercial real estate	1,090,816	983,865
Home equity line of credit	851,416	963,578
Residential land	19,399	15,617
Commercial construction	109,716	121,424
Residential construction	9,170	11,022
Total real estate	4,252,590	4,239,745
Commercial	758,338	936,748
Consumer	122,656	168,733
Total loans	5,133,584	5,345,226
Less: Deferred fees and discounts	(11,460)	(11,383)
Allowance for credit losses	(75,944)	(101,201)
Total loans, net	$5,046,180	$5,232,642
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
Allowance for credit losses.  The allowance for credit losses (balances and changes) by portfolio segment were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Total
Three months ended September 30, 2021
Allowance for credit losses:
Beginning balance	$5,518	$28,708	$5,335	$618	$1,629	$16	$20,058	$16,370	$78,252
Charge-offs	(47)	—	(5)	—	—	—	(266)	(1,597)	(1,915)
Recoveries	5	—	7	35	—	—	417	1,118	1,582
Provision	522	(2,750)	441	(19)	104	(3)	(758)	488	(1,975)
Ending balance	$5,998	$25,958	$5,778	$634	$1,733	$13	$19,451	$16,379	$75,944
Three months ended September 30, 2020
Allowance for credit losses:
Beginning balance	$3,911	$21,100	$6,214	$356	$4,757	$14	$13,868	$31,087	$81,307
Charge-offs	—	—	—	—	—	—	(1,727)	(3,881)	(5,608)
Recoveries	12	—	50	12	—	—	211	1,005	1,290
Provision	(286)	11,049	(390)	178	1,282	(3)	5,840	(3,200)	14,470
Ending balance	$3,637	$32,149	$5,874	$546	$6,039	$11	$18,192	$25,011	$91,459
Nine months ended September 30, 2021
Allowance for credit losses:
Beginning balance	$4,600	$35,607	$6,813	$609	$4,149	$11	$25,462	$23,950	$101,201
Charge-offs	(67)	—	(45)	—	—	—	(1,356)	(6,388)	(7,856)
Recoveries	59	—	83	56	—	—	1,056	3,312	4,566
Provision	1,406	(9,649)	(1,073)	(31)	(2,416)	2	(5,711)	(4,495)	(21,967)
Ending balance	$5,998	$25,958	$5,778	$634	$1,733	$13	$19,451	$16,379	$75,944
Nine months ended September 30, 2020
Allowance for credit losses:
Beginning balance, prior to adoption of ASU No. 2016-13	$2,380	$15,053	$6,922	$449	$2,097	$3	$10,245	$16,206	$53,355
Impact of adopting ASU No. 2016-13	2,150	208	(541)	(64)	289	14	922	16,463	19,441
Charge-offs	(7)	—	—	(351)	—	—	(2,795)	(16,466)	(19,619)
Recoveries	67	—	56	26	—	—	503	2,426	3,078
Provision	(953)	16,888	(563)	486	3,653	(6)	9,317	6,382	35,204
Ending balance	$3,637	$32,149	$5,874	$546	$6,039	$11	$18,192	$25,011	$91,459

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Allowance for loan commitments.  The allowance for loan commitments by portfolio segment were as follows:

(in thousands)	Home equity line of credit	Commercial construction	Commercial loans	Total
Three months ended September 30, 2021
Allowance for loan commitments:
Beginning balance	$400	$2,400	$850	$3,650
Provision	—	300	(50)	250
Ending balance	$400	$2,700	$800	$3,900
Three months ended September 30, 2020
Allowance for loan commitments:
Beginning balance	$300	$7,500	$300	$8,100
Provision	—	(800)	300	(500)
Ending balance	$300	$6,700	$600	$7,600
Nine months ended September 30, 2021
Allowance for loan commitments:
Beginning balance	$300	$3,000	$1,000	$4,300
Provision	100	(300)	(200)	(400)
Ending balance	$400	$2,700	$800	$3,900
Nine months ended September 30, 2020
Allowance for loan commitments:
Beginning balance, prior to adoption of ASU No. 2016-13	$392	$931	$418	$1,741
Impact of adopting ASU No. 2016-13	(92)	1,745	(94)	1,559
Provision	—	4,024	276	4,300
Ending balance	$300	$6,700	$600	$7,600
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The credit risk profile by vintage date based on payment activity or internally assigned grade for loans was as follows:

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Converted to term loans	Total
September 30, 2021
Residential 1-4 family
Current	$541,140	$471,759	$150,704	$75,827	$142,235	$778,048	$—	$—	$2,159,713
30-59 days past due	—	—	—	—	—	2,224	—	—	2,224
60-89 days past due	—	276	—	—	—	1,308	—	—	1,584
Greater than 89 days past due	—	—	3,949	424	—	4,179	—	—	8,552
	541,140	472,035	154,653	76,251	142,235	785,759	—	—	2,172,073
Home equity line of credit
Current	—	—	—	—	—	—	809,566	39,932	849,498
30-59 days past due	—	—	—	—	—	—	126	129	255
60-89 days past due	—	—	—	—	—	—	107	101	208
Greater than 89 days past due	—	—	—	—	—	—	1,029	426	1,455
	—	—	—	—	—	—	810,828	40,588	851,416
Residential land
Current	8,905	7,341	1,659	647	268	182	—	—	19,002
30-59 days past due	—	—	—	—	—	97	—	—	97
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	300	—	—	300
	8,905	7,341	1,659	647	268	579	—	—	19,399
Residential construction
Current	4,664	4,238	—	—	268	—	—	—	9,170
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	4,664	4,238	—	—	268	—	—	—	9,170
Consumer
Current	27,059	18,662	38,546	16,378	907	283	13,745	3,819	119,399
30-59 days past due	206	152	523	282	21	—	126	117	1,427
60-89 days past due	24	58	368	198	43	—	61	28	780
Greater than 89 days past due	29	140	396	158	44	—	149	134	1,050
	27,318	19,012	39,833	17,016	1,015	283	14,081	4,098	122,656
Commercial real estate
Pass	142,977	278,941	62,907	60,174	55,824	257,110	11,288	—	869,221
Special Mention	1,360	4,237	34,617	46,447	23,027	42,850	—	—	152,538
Substandard	—	—	14,021	1,872	1,838	51,326	—	—	69,057
Doubtful	—	—	—	—	—	—	—	—	—
	144,337	283,178	111,545	108,493	80,689	351,286	11,288	—	1,090,816
Commercial construction
Pass	11,225	39,137	25,913	11,342	—	—	22,099	—	109,716
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	11,225	39,137	25,913	11,342	—	—	22,099	—	109,716
Commercial
Pass	218,541	112,545	78,076	53,829	19,043	60,661	93,979	16,334	653,008
Special Mention	52	27,498	11,810	279	2,682	19,495	20,459	21	82,296
Substandard	427	214	4,273	1,824	5,318	3,188	5,845	1,945	23,034
Doubtful	—	—	—	—	—	—	—	—	—
	219,020	140,257	94,159	55,932	27,043	83,344	120,283	18,300	758,338
Total loans	$956,609	$965,198	$427,762	$269,681	$251,518	$1,221,251	$978,579	$62,986	$5,133,584

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Converted to term loans	Total
December 31, 2020
Residential 1-4 family
Current	$567,282	$218,988	$111,243	$203,916	$184,888	$849,788	$—	$—	$2,136,105
30-59 days past due	—	—	—	—	—	2,629	—	—	2,629
60-89 days past due	—	476	—	—	—	2,314	—	—	2,790
Greater than 89 days past due	—	—	—	353	—	2,362	—	—	2,715
	567,282	219,464	111,243	204,269	184,888	857,093	—	—	2,144,239
Home equity line of credit
Current	—	—	—	—	—	—	927,106	33,228	960,334
30-59 days past due	—	—	—	—	—	—	552	298	850
60-89 days past due	—	—	—	—	—	—	267	75	342
Greater than 89 days past due	—	—	—	—	—	—	1,463	589	2,052
	—	—	—	—	—	—	929,388	34,190	963,578
Residential land
Current	8,357	3,427	1,598	939	22	272	—	—	14,615
30-59 days past due	—	—	—	—	—	702	—	—	702
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	300	—	—	300
	8,357	3,427	1,598	939	22	1,274	—	—	15,617
Residential construction
Current	6,919	3,093	385	625	—	—	—	—	11,022
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	6,919	3,093	385	625	—	—	—	—	11,022
Consumer
Current	28,818	67,159	37,072	7,207	293	348	18,351	3,758	163,006
30-59 days past due	406	1,085	727	155	4	—	138	90	2,605
60-89 days past due	191	549	427	165	3	—	97	59	1,491
Greater than 89 days past due	131	532	409	119	7	—	262	171	1,631
	29,546	69,325	38,635	7,646	307	348	18,848	4,078	168,733
Commercial real estate
Pass	270,603	63,301	62,168	28,432	55,089	155,654	11,000	—	646,247
Special Mention	10,261	36,405	57,952	33,763	68,287	48,094	—	—	254,762
Substandard	—	14,720	4,181	1,892	4,423	57,640	—	—	82,856
Doubtful	—	—	—	—	—	—	—	—	—
	280,864	114,426	124,301	64,087	127,799	261,388	11,000	—	983,865
Commercial construction
Pass	14,480	31,965	26,990	—	5,562	—	22,517	—	101,514
Special Mention	1,910	—	—	18,000	—	—	—	—	19,910
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	16,390	31,965	26,990	18,000	5,562	—	22,517	—	121,424
Commercial
Pass	392,088	117,791	75,533	29,211	12,520	35,770	74,520	11,004	748,437
Special Mention	37,836	23,087	1,920	6,990	30,264	13,250	31,362	11,218	155,927
Substandard	304	7,785	2,043	4,017	7,542	3,113	5,265	1,928	31,997
Doubtful	—	—	—	—	—	—	387	—	387
	430,228	148,663	79,496	40,218	50,326	52,133	111,534	24,150	936,748
Total loans	$1,339,586	$590,363	$382,648	$335,784	$368,904	$1,172,236	$1,093,287	$62,418	$5,345,226

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Revolving loans converted to term loans during the nine months ended September 30, 2021 in the commercial, home equity line of credit and consumer portfolios were $1.6 million, $13.6 million and $1.9 million, respectively. Revolving loans converted to term loans during the nine months ended September 30, 2020 in the commercial, home equity line of credit and consumer portfolios were $13.8 million, $10.0 million and $2.0 million, respectively.
The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Amortized cost> 90 days and accruing
September 30, 2021
Real estate:
Residential 1-4 family	$2,224	$1,584	$8,552	$12,360	$2,159,713	$2,172,073	$—
Commercial real estate	—	—	—	—	1,090,816	1,090,816	—
Home equity line of credit	255	208	1,455	1,918	849,498	851,416	—
Residential land	97	—	300	397	19,002	19,399	—
Commercial construction	—	—	—	—	109,716	109,716	—
Residential construction	—	—	—	—	9,170	9,170	—
Commercial	937	68	110	1,115	757,223	758,338	—
Consumer	1,427	780	1,050	3,257	119,399	122,656	—
Total loans	$4,940	$2,640	$11,467	$19,047	$5,114,537	$5,133,584	$—
December 31, 2020
Real estate:
Residential 1-4 family	$2,629	$2,790	$2,715	$8,134	$2,136,105	$2,144,239	$—
Commercial real estate	—	488	—	488	983,377	983,865	—
Home equity line of credit	850	342	2,052	3,244	960,334	963,578	—
Residential land	702	—	300	1,002	14,615	15,617	—
Commercial construction	—	—	—	—	121,424	121,424	—
Residential construction	—	—	—	—	11,022	11,022	—
Commercial	608	300	132	1,040	935,708	936,748	—
Consumer	2,605	1,491	1,631	5,727	163,006	168,733	—
Total loans	$7,394	$5,411	$6,830	$19,635	$5,325,591	$5,345,226	$—

The credit risk profile based on nonaccrual loans were as follows:

(in thousands)	September 30, 2021			December 31, 2020
	With a Related ACL	Without a Related ACL	Total	With a Related ACL	Without a Related ACL	Total
Real estate:
Residential 1-4 family	$13,307	$7,997	$21,304	$8,991	$2,835	$11,826
Commercial real estate	15,062	1,251	16,313	15,847	2,875	18,722
Home equity line of credit	4,564	1,364	5,928	5,791	1,567	7,358
Residential land	97	300	397	108	300	408
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	1,573	2,080	3,653	1,819	3,328	5,147
Consumer	2,198	—	2,198	3,935	—	3,935
Total	$36,801	$12,992	$49,793	$36,491	$10,905	$47,396

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The credit risk profile based on loans whose terms have been modified and accruing interest were as follows:

(in thousands)	September 30, 2021	December 31, 2020
Real estate:
Residential 1-4 family	$7,545	$7,932
Commercial real estate	3,136	3,281
Home equity line of credit	6,986	8,148
Residential land	985	1,555
Commercial construction	—	—
Residential construction	—	—
Commercial	7,251	6,108
Consumer	52	54
Total troubled debt restructured loans accruing interest	$25,955	$27,078

ASB did not recognize interest on nonaccrual loans for the three and nine months ended September 30, 2021 and 2020.
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
Loan modifications that occurred during the three and nine months ended September 30, 2021 and 2020 were as follows:

Loans modified as a TDR	Three months ended September 30, 2021			Nine months ended September 30, 2021
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	1	$442	$81	16	$10,363	$309
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Residential land	1	247	11	3	802	37
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	1	2,386	212	7	2,678	242
Consumer	—	—	—	—	—	—
	3	$3,075	$304	26	$13,843	$588

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	Three months ended September 30, 2020			Nine months ended September 30, 2020
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	—	$—	$—	1	$146	$7
Commercial real estate	—	—	—	2	16,149	4,019
Home equity line of credit	—	—	—	2	22	1
Residential land	—	—	—	2	228	15
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	2	52	45	5	207	180
Consumer	—	—	—	—	—	—
	2	$52	$45	12	$16,752	$4,222
1 The period end balances reflect all paydowns and charge-offs since the modification period. TDRs fully paid off, charged-off, or foreclosed upon by period end are not included.

There were no loans modified in TDRs that experienced a payment default of 90 days or more during the third quarter and first nine months of 2021 and 2020.
If a loan modified in a TDR subsequently defaults, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled nil at September 30, 2021 and December 31, 2020.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Loans considered collateral-dependent were as follows:

	Amortized cost
(in thousands)	September 30, 2021	December 31, 2020	Collateral type
Real estate:
Residential 1-4 family	$5,268	$2,541	Residential real estate property
Commercial real estate	1,251	2,875	Commercial real estate property
Home equity line of credit	1,364	1,567	Residential real estate property
Residential land	300	300	Residential real estate property
Total real estate	8,183	7,283
Commercial	780	934	Business assets
Total	$8,963	$8,217
ASB had $3.4 million and $3.8 million of mortgage loans collateralized by residential real estate property that were in the process of foreclosure at September 30, 2021 and December 31, 2020, respectively.
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $38.3 million and $128.0 million for the three months ended September 30, 2021 and 2020, respectively, $304.8 million and $387.2 million for the nine months ended September 30, 2021 and 2020, respectively, and recognized gains on such sales of $1.3 million and $7.7 million for the three months ended September 30, 2021 and 2020, respectively, $7.5 million and $15.9 million for the nine months ended September 30, 2021 and 2020, respectively.
There were no repurchased mortgage loans for the three and nine months ended September 30, 2021 and 2020. The repurchase reserve, which represents ASB’s loss estimate related to mortgage loan repurchases, was $0.1 million as of September 30, 2021 and 2020.
Mortgage servicing fees, a component of other income, net, were $1.0 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and were $2.8 million and $2.5 million for the nine months ended September 30, 2021 and 2020, respectively.
Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount[1]	Accumulated amortization	Valuation allowance	Net carrying amount
September 30, 2021	$22,182	$(11,910)	$—	$10,272
December 31, 2020	22,950	(12,670)	(260)	10,020
1     Reflects impact of loans paid in full

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Changes related to MSRs were as follows:

	Three months ended September 30,		Nine months ended September 30
(in thousands)	2021	2020	2021	2020
Mortgage servicing rights
Beginning balance	$10,754	$9,911	$10,280	$9,101
Amount capitalized	315	1,119	2,885	3,481
Amortization	(797)	(1,095)	(2,893)	(2,647)
Other-than-temporary impairment	—	—	—	—
Carrying amount before valuation allowance	10,272	9,935	10,272	9,935
Valuation allowance for mortgage servicing rights
Beginning balance	—	264	260	—
Provision	—	118	(260)	382
Other-than-temporary impairment	—	—	—	—
Ending balance	—	382	—	382
Net carrying value of mortgage servicing rights	$10,272	$9,553	$10,272	$9,553
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
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Unpaid principal balance	$1,521,966	$1,450,312
Weighted average note rate	3.42%	3.68%
Weighted average discount rate	9.25%	9.25%
Weighted average prepayment speed	11.7%	17.7%
The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Prepayment rate:
25 basis points adverse rate change	$(1,045)	$(738)
50 basis points adverse rate change	(2,209)	(1,445)
Discount rate:
25 basis points adverse rate change	(115)	(68)
50 basis points adverse rate change	(229)	(135)
The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.
Other borrowings.  As of September 30, 2021 and December 31, 2020, ASB had no FHLB advances outstanding or federal funds purchased with the Federal Reserve Bank. ASB was in compliance with all Advances, Pledge and Security Agreement requirements as of September 30, 2021.
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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheets	Net amount of liabilities presented in the Balance Sheets
Repurchase agreements
September 30, 2021	$129	$—	$129
December 31, 2020	90	—	90

	Gross amount not offset in the Balance Sheets
(in millions)	Net amount of liabilities presented in the Balance Sheets	Financial instruments	Cash collateral pledged
Commercial account holders
September 30, 2021	$129	$146	$—
December 31, 2020	90	92	—
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	September 30, 2021		December 31, 2020
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$22,289	$308	$120,980	$4,536
Forward commitments	21,750	109	100,500	(500)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
ASB’s derivative financial instruments, their fair values and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	September 30, 2021		December 31, 2020
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$308	$—	$4,536	$—
Forward commitments	121	12	—	500
	$429	$12	$4,536	$500
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statements of Income	Three months ended September 30,		Nine months ended September 30
(in thousands)		2021	2020	2021	2020
Interest rate lock commitments	Mortgage banking income	$(63)	$2,930	$(4,228)	$4,974
Forward commitments	Mortgage banking income	150	44	609	(201)
		$87	$2,974	$(3,619)	$4,773
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $37.8 million and $41.0 million at September 30, 2021 and December 31, 2020, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. As of September 30, 2021, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 5 · Credit agreements and changes in long-term debt
On May 14, 2021, HEI and Hawaiian Electric (each a Company, and collectively the Companies) each entered into a separate agreement with a syndicate of nine financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Amended Facilities) to amend and restate their respective previously existing revolving unsecured credit agreements. The HEI Facility was increased to $175 million from $150 million and its term was extended to May 14, 2026. The $200 million Hawaiian Electric Facility has an initial term that expires on May 13, 2022, but its term will extend to May 14, 2026 upon approval by the PUC during the initial term, which approval has been requested. In addition to extending the term, Hawaiian Electric also requested PUC approval to exercise its options of two one-year extensions of the commitment termination date and to increase its aggregate revolving commitment amount from $200 million to $275 million, should there be a need.
None of the facilities are collateralized. As of September 30, 2021 and December 31, 2020, no amounts were outstanding under the Credit Facilities.
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
Additionally, the Amended Facilities contain provisions for pricing adjustments in the event of a long-term ratings change based on the respective Facility’s ratings-based pricing grid, which includes the ratings by Fitch Ratings, Inc. (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P). The Amended Facilities do not contain clauses that would affect access to the Amended Facilities by reason of a ratings downgrade, nor do they have broad “material adverse change” clauses. In addition, the Amended Facilities contain provisions for potential annual pricing adjustments to the Eurodollar or Alternate Base Rate margin on draws and fees on undrawn commitments of up to +/-5 basis points and +/-1 basis point, respectively, based on performance against certain sustainability-linked metrics. The sustainability-linked metrics include achievement of renewable portfolio standards in excess of statutory requirements and increasing cumulative penetration of installed MWs of photovoltaic systems on residential rooftops.
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
HEI Private Placement. On September 29, 2021, HEI entered into a note purchase agreement (HEI NPA) under which HEI has authorized the issue and sale of $125 million of unsecured senior notes to be drawn in two tranches at a future date. As defined in the note purchase agreement, at its option, HEI may draw the notes on a delayed basis. The following table displays the required draw date of the HEI notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	HEI Series 2021A	HEI Series 2021B	HEI Series 2021C	HEI Series 2022A	HEI Series 2022B
Aggregate principal amount	$30 million	$25 million	$20 million	$30 million	$20 million
Fixed coupon interest rate	2.48%	2.78%	3.74%	2.98%	3.94%
Maturity date	12/29/2028	12/29/2031	12/29/2051	11/15/2032	11/15/2052
Final draw date	12/29/2021	12/29/2021	12/29/2021	11/15/2022	11/15/2022
Proceeds from the notes are expected to be used for general corporate purposes, including investing in the Utilities’ equity to maintain a Utilities’ equity capitalization ratio of approximately 58%, refinancing a portion of $150 million of maturing debt in November 2022, and to repay a portion of HEI commercial paper outstanding. Once drawn, interest on the notes is paid semiannually on June 15th and December 15th. The HEI note purchase agreements contain certain restrictive financial covenants that are substantially the same as the financial covenants contained in HEI’s senior credit facility, as amended. The HEI notes may be prepaid in whole or in part at any time at the prepayment price of the principal amount, together with interest accrued to the date of prepayment plus a “Make-Whole Amount,” as defined in the agreements.
Mauo Term Debt. On September 3, 2021, Mauo entered into a $24 million credit agreement under which it has drawn an aggregate of $13 million under a series of notes. The proceeds were used to refinance a portion of a construction loan related to five solar-battery projects. The notes are non-recourse to Pacific Current and HEI, bear interest at LIBOR plus 1.7%, mature in September 2034, and are collateralized by three solar-battery projects. In connection with the non-recourse notes drawn under the credit agreement, Mauo entered into interest rate swaps that effectively convert the rate on the floating rate notes to a fixed rate of 4.9%.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 6 · Shareholders’ equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2020	$19,986	$(3,363)	$(17,887)	$(1,264)	$(2,919)
Current period other comprehensive income (loss)	(40,308)	1,009	450	(38,849)	175
Balance, September 30, 2021	$(20,322)	$(2,354)	$(17,437)	$(40,113)	$(2,744)
Balance, December 31, 2019	$2,481	$(1,613)	$(20,907)	$(20,039)	$(1,279)
Current period other comprehensive income (loss)	19,767	(2,129)	1,682	19,320	99
Balance, September 30, 2020	$22,248	$(3,742)	$(19,225)	$(719)	$(1,180)

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI				Affected line item in the Statements of Income / Balance Sheets
	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
(in thousands)
HEI consolidated
Net realized gains on securities included in net income	$—	$—	$(387)	$(1,638)	Gain on sale of investment securities, net
Net realized losses on derivatives qualifying as cash flow hedges	9	—	9	—	Interest expense
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	2,853	6,324	14,871	17,720	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	(2,799)	(5,721)	(14,421)	(16,038)	See Note 8 for additional details
Total reclassifications	$63	$603	$72	$44
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$2,905	$5,769	$14,596	$16,137	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	(2,799)	(5,721)	(14,421)	(16,038)	See Note 8 for additional details
Total reclassifications	$106	$48	$175	$99

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 7 · Revenues
Revenue from contracts with customers. The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended September 30, 2021				Nine months ended September 30, 2021
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$228,878	$—	$—	$228,878	$606,435	$—	$—	$606,435
Electric energy sales - commercial	217,468	—	—	217,468	578,036	—	—	578,036
Electric energy sales - large light and power	229,129	—	—	229,129	607,480	—	—	607,480
Electric energy sales - other	2,779	—	—	2,779	7,470	—	—	7,470
Bank fees	—	11,186	—	11,186	—	34,133	—	34,133
Other sales	—	—	1,178	1,178	—	—	3,191	3,191
Total revenues from contracts with customers	678,254	11,186	1,178	690,618	1,799,421	34,133	3,191	1,836,745
Revenues from other sources
Regulatory revenue	$(5,717)	$—	$—	$(5,717)	$25,566	$—	$—	$25,566
Bank interest and dividend income	—	61,441	—	61,441	—	182,127	—	182,127
Other bank noninterest income	—	3,581	—	3,581	—	14,339	—	14,339
Other	6,962	—	19	6,981	21,255	—	75	21,330
Total revenues from other sources	1,245	65,022	19	66,286	46,821	196,466	75	243,362
Total revenues	$679,499	$76,208	$1,197	$756,904	$1,846,242	$230,599	$3,266	$2,080,107
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$11,186	$—	$11,186	$—	$34,133	$—	$34,133
Services/goods transferred over time	678,254	—	1,178	679,432	1,799,421	—	3,191	1,802,612
Total revenues from contracts with customers	$678,254	$11,186	$1,178	$690,618	$1,799,421	$34,133	$3,191	$1,836,745

	Three months ended September 30, 2020				Nine months ended September 30, 2020
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$191,321	$—	$—	$191,321	$569,177	$—	$—	$569,177
Electric energy sales - commercial	171,156	—	—	171,156	528,135	—	—	528,135
Electric energy sales - large light and power	176,200	—	—	176,200	568,887	—	—	568,887
Electric energy sales - other	1,935	—	—	1,935	7,172	—	—	7,172
Bank fees	—	9,589	—	9,589	—	28,356	—	28,356
Other sales	—	—	211	211	—	—	240	240
Total revenues from contracts with customers	540,612	9,589	211	550,412	1,673,371	28,356	240	1,701,967
Revenues from other sources
Regulatory revenue	15,457	—	—	15,457	2,979	—	—	2,979
Bank interest and dividend income	—	59,640	—	59,640	—	184,444	—	184,444
Other bank noninterest income	—	9,415	—	9,415	—	20,296	—	20,296
Other	6,499	—	4	6,503	17,875	—	(3)	17,872
Total revenues from other sources	21,956	69,055	4	91,015	20,854	204,740	(3)	225,591
Total revenues	$562,568	$78,644	$215	$641,427	$1,694,225	$233,096	$237	$1,927,558
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$9,589	$—	$9,589	$—	$28,356	$—	$28,356
Services/goods transferred over time	540,612	—	211	540,823	1,673,371	—	240	1,673,611
Total revenues from contracts with customers	$540,612	$9,589	$211	$550,412	$1,673,371	$28,356	$240	$1,701,967

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at December 31, 2020 or as of September 30, 2021. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s condensed consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s condensed consolidated balance sheets.
As of September 30, 2021, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.
Note 8 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first nine months of 2021, the Company contributed $39 million ($38 million by the Utilities) to its pension and other postretirement benefit plans, compared to $53 million ($52 million by the Utilities) in the first nine months of 2020. The Company’s current estimate of total contributions to its pension and other postretirement benefit plans in 2021 is $52 million ($51 million by the Utilities, $1 million by HEI and nil by ASB), compared to $71 million ($70 million by the Utilities, $1 million by HEI and nil by ASB) in 2020. In addition, the Company expects to pay directly $2 million ($1 million by the Utilities) of benefits in 2021, compared to $2 million ($1 million by the Utilities) paid in 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The components of net periodic pension costs (NPPC) and net periodic benefit costs (NPBC) for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended September 30				Nine months ended September 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
	2021	2020	2021	2020	2021	2020	2021	2020
(in thousands)
HEI consolidated
Service cost	$20,102	$18,341	$711	$641	$61,031	$55,066	$2,121	$1,903
Interest cost	18,896	20,660	1,459	1,842	56,497	60,987	4,597	5,553
Expected return on plan assets	(33,022)	(28,422)	(3,252)	(3,023)	(99,157)	(85,353)	(9,717)	(9,100)
Amortization of net prior period (gain)/cost	—	2	(383)	(474)	—	7	(1,150)	(1,355)
Amortization of net actuarial (gain)/losses[1]	10,112	8,944	(140)	53	20,099	25,059	158	154
Net periodic pension/benefit cost (return)	16,088	19,525	(1,605)	(961)	38,470	55,766	(3,991)	(2,845)
Impact of PUC D&Os	4,292	4,976	1,483	835	20,972	17,499	3,629	2,389
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$20,380	$24,501	$(122)	$(126)	$59,442	$73,265	$(362)	$(456)
Hawaiian Electric consolidated
Service cost	$19,610	$17,921	$704	$635	$59,597	$53,703	$2,101	$1,886
Interest cost	17,614	19,183	1,398	1,764	52,676	56,613	4,406	5,327
Expected return on plan assets	(31,318)	(26,815)	(3,202)	(2,986)	(94,053)	(80,527)	(9,566)	(8,966)
Amortization of net prior period (gain)/cost	—	1	(383)	(474)	—	6	(1,148)	(1,353)
Amortization of net actuarial (gain)/losses[1]	9,880	8,188	(138)	53	20,651	22,925	155	155
Net periodic pension/benefit cost (return)	15,786	18,478	(1,621)	(1,008)	38,871	52,720	(4,052)	(2,951)
Impact of PUC D&Os	4,292	4,976	1,483	835	20,972	17,499	3,629	2,389
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$20,078	$23,454	$(138)	$(173)	$59,843	$70,219	$(423)	$(562)
1 Nine months ended September 30, 2021 amounts include the one-time cumulative impact of the change in accounting principle for the plans’ fixed income securities from the calculated market-related value method to the fair value method, which was recorded in the first quarter of 2021.
HEI consolidated recorded retirement benefits expense of $35 million ($35 million by the Utilities) in the first nine months of 2021 and $46 million ($43 million by the Utilities) in the first nine months of 2020 and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first nine months of 2021 and 2020, the Company’s expenses for its defined contribution plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $4.9 million and $5.5 million, respectively, and cash contributions were $4.8 million and $6.0 million, respectively. For the first nine months of 2021 and 2020, the Utilities’ expenses and cash contributions for its defined contribution plan under the HEIRSP were $2.3 million and $2.1 million, respectively.

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
As of September 30, 2021, approximately 2.9 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 0.8 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. In June 2019, an additional 300,000 shares were made available for issuance under the 2011 Director Plan. As of September 30, 2021, there were 244,843 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2021	2020	2021	2020
HEI consolidated
Share-based compensation expense [1]	$1.3	$1.4	$6.7	$5.4
Income tax benefit	0.1	0.2	1.0	0.9
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.1	—	2.1	1.2
Income tax benefit	—	—	0.4	0.3
1    For the three and nine months ended September 30, 2021 and 2020, the Company has not capitalized any share-based compensation.
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

	Three months ended September 30		Nine months ended September 30
(dollars in millions)	2021	2020	2021	2020
Shares granted	—	—	29,320	36,100
Fair value	$—	$—	$1.2	$1.3
Income tax benefit	—	—	0.3	0.3
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI common stock on the grant date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended September 30				Nine months ended September 30
	2021		2020		2021		2020
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	229,775	$38.02	204,357	$40.65	193,939	$40.89	207,641	$35.36
Granted	1,432	45.09	—	—	133,924	34.49	78,595	47.99
Vested	(343)	37.83	—	—	(79,623)	38.51	(77,719)	34.19
Forfeited	(1,074)	38.52	—	—	(18,450)	39.92	(4,160)	35.81
Outstanding, end of period	229,790	$38.06	204,357	$40.65	229,790	$38.06	204,357	$40.65
Total weighted-average grant-date fair value of shares granted (in millions)	$0.1		$—		$4.6		$3.8
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the nine months ended September 30, 2021 and 2020, total restricted stock units and related dividends that vested had a fair value of $3.0 million and $4.2 million, respectively, and the related tax benefits were $0.6 million and $0.7 million, respectively.
As of September 30, 2021, there was $6.4 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.2 years.
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
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended September 30				Nine months ended September 30
	2021		2020		2021		2020
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	91,159	$42.87	90,616	$42.08	89,222	$42.10	96,402	$39.62
Granted	281	41.12	—	—	46,024	41.12	24,630	48.62
Vested (issued or unissued and cancelled)	—	—	—	—	(32,355)	38.20	(29,409)	39.51
Forfeited	(466)	42.49	—	—	(11,917)	43.07	(1,007)	41.72
Outstanding, end of period	90,974	$42.86	90,616	$42.08	90,974	$42.86	90,616	$42.08
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—		$1.9		$1.2
(1)    Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
The grant date fair values of the shares were determined using a Monte Carlo simulation model utilizing actual information for the common shares of HEI and its peers for the period from the beginning of the performance period to the grant date and estimated future stock volatility of HEI and its peers over the remaining three-year performance period. The expected stock volatility assumptions for HEI and its peer group were based on the three-year historic stock volatility. A dividend assumption is not required for the Monte Carlo simulation because the grant payout includes dividend equivalents and projected returns include the value of reinvested dividends.

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
For the nine months ended September 30, 2021 and 2020, total vested LTIP awards linked to TSR and related dividends had a fair value of $0.8 million and $2.6 million, respectively, and the related tax benefits were $0.2 million and $0.4 million, respectively.
As of September 30, 2021, there was $1.8 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.4 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended September 30				Nine months ended September 30
	2021		2020		2021		2020
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	316,005	$38.38	297,523	$40.37	220,715	$41.03	403,768	$35.15
Granted	1,125	41.12	—	—	184,102	34.37	98,522	48.10
Vested	—	—	—	—	(43,155)	34.12	(135,804)	33.48
Increase above target (cancelled)	(22,354)	37.81	(21,807)	34.11	(21,077)	38.18	(86,739)	34.12
Forfeited	(1,865)	36.77	—	—	(47,674)	38.74	(4,031)	39.67
Outstanding, end of period	292,911	$38.45	275,716	$40.86	292,911	$38.45	275,716	$40.86
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$—		$—		$6.3		$4.7
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the nine months ended September 30, 2021 and 2020, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $1.7 million and $7.6 million, respectively, and the related tax benefits were $0.4 million and $1.2 million, respectively.
As of September 30, 2021, there was $5.7 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.6 years.

Note 10 · Income taxes
The Company’s and the Utilities’ effective tax rates (combined federal and state income tax rates) were 20% and 19%, respectively, for the nine months ended September 30, 2021. These rates differed from the combined statutory rates, due primarily to the Utilities’ amortization of excess deferred income taxes related to the provision in the Tax Act that lowered the federal income tax rate from 35% to 21%, the tax benefits derived from the low income housing tax credit investments, the non-taxability of the bank-owned life insurance income and federal research and development tax credit claims. The Company’s and the Utilities’ effective tax rates were 17% and 19%, respectively, for the nine months ended September 30, 2020.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 11 · Cash flows

Nine months ended September 30	2021	2020
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates, net of amounts capitalized	$61	$64
Income taxes paid (including refundable credits)	34	23
Hawaiian Electric consolidated
Interest paid to non-affiliates	43	39
Income taxes paid (including refundable credits)	20	29
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	5	9
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	30	32
Reduction of long-term debt from funds previously transferred for repayment (financing)	—	82
Right-of-use assets obtained in exchange for operating lease obligations (investing)	44	22
Common stock issued (gross) for director and executive/management compensation (financing)[1]	7	16
Obligations to fund low income housing investments (investing)	9	10
Loans transferred from held for investment to held for sale (investing)	62	—
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	5	9
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	27	28
Reduction of long-term debt from funds previously transferred for repayment (financing)	—	82
Right-of-use assets obtained in exchange for operating lease obligations (investing)	44	16
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
prices in active exchange markets. The fair values of ASB’s best efforts and mandatory delivery loan sale commitments are determined using quoted prices in the market place that are observable and are classified as Level 2 measurements.
The following table presents the carrying or notional amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments.

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
September 30, 2021
Financial assets
HEI consolidated
Available-for-sale investment securities	$2,580,830	$—	$2,565,403	$15,427	$2,580,830
Held-to-maturity investment securities	491,871	—	484,654	—	484,654
Loans, net	5,100,178	—	54,537	5,167,221	5,221,758
Mortgage servicing rights	10,272	—	—	13,712	13,712
Derivative assets	53,789	121	494	—	615
Financial liabilities
HEI consolidated
Deposit liabilities	444,897	—	445,401	—	445,401
Short-term borrowings—other than bank	92,246	—	92,246	—	92,246
Other bank borrowings	129,305	—	129,304	—	129,304
Long-term debt, net—other than bank	2,244,795	—	2,588,972	—	2,588,972
Derivative liabilities	27,250	12	3,456	—	3,468
Hawaiian Electric consolidated
Short-term borrowings	—	—	—	—	—
Long-term debt, net	1,676,223	—	1,987,933	—	1,987,933
December 31, 2020
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,970,417	$—	$1,943,232	$27,185	$1,970,417
Held-to-maturity investment securities	226,947	—	229,963	—	229,963
Loans, net	5,260,917	—	28,354	5,410,976	5,439,330
Mortgage servicing rights	10,020	—	—	10,705	10,705
Derivative assets	120,980	—	4,536	—	4,536
Financial liabilities
HEI consolidated
Deposit liabilities	548,830	—	552,800	—	552,800
Short-term borrowings—other than bank	129,379	—	129,379	—	129,379
Other bank borrowings	89,670	—	89,669	—	89,669
Long-term debt, net—other than bank	2,119,129	—	2,487,790	—	2,487,790
Derivative liabilities	137,500	500	4,530	—	5,030
Hawaiian Electric consolidated
Short-term borrowings	49,979	—	49,979	—	49,979
Long-term debt, net	1,561,302	—	1,890,490	—	1,890,490

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2021			December 31, 2020
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$—	$2,441,683	$—	$—	$1,849,559	$—
U.S. Treasury and federal agency obligations	—	92,075	—	—	62,322	—
Corporate bonds	—	31,645	—	—	31,351	—
Mortgage revenue bonds	—	—	15,427	—	—	27,185
	$—	$2,565,403	$15,427	$—	$1,943,232	$27,185
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$308	$—	$—	$4,536	$—
Forward commitments (bank segment)[1]	121	—	—	—	—	—
Interest rate swap (Other segment)[2]	—	186	—	—	—	—
	$121	$494	$—	$—	$4,536	$—
Derivative liabilities
Forward commitments (bank segment)[1]	$12	$—	$—	$500	$—	$—
Interest rate swap (Other segment)[2]	—	3,456	—	—	4,530	—
	$12	$3,456	$—	$500	$4,530	$—
1     Derivatives are carried at fair value in other assets or other liabilities in the balance sheets with changes in value included in mortgage banking income.
2     Derivatives are included in other assets and other liabilities in the balance sheets.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Three months ended September 30		Nine months ended September 30
Mortgage revenue bonds	2021	2020	2021	2020
(in thousands)
Beginning balance	$15,427	$28,827	$27,185	$28,597
Principal payments received	—	(1,642)	(11,758)	(1,642)
Purchases	—	—	—	230
Unrealized gain (loss) included in other comprehensive income	—	—	—	—
Ending balance	$15,427	$27,185	$15,427	$27,185
Mortgage revenue bonds are issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of September 30, 2021, the weighted average discount rate was 2.06%, which was derived by incorporating a credit spread over the one month LIBOR rate. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

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

		Fair value measurements using
(in thousands)	Balance	Level 1	Level 2	Level 3
September 30, 2021
Loans	$125	$—	$—	$125
December 31, 2020
Loans	387	—	—	387
Mortgage servicing rights	3,001	—	—	3,001
For the nine months ended September 30, 2021 and 2020, there were no adjustments to fair value for ASB’s loans held for sale.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value (1)
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
September 30, 2021
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2020 Form 10-K and should be read in conjunction with such discussion and the 2020 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2020 Form 10-K, as well as the quarterly (as of and for the nine months ended September 30, 2021) condensed consolidated financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
Recent developments—COVID-19.
The economic recovery in Hawaii experienced a setback early in the third quarter as daily COVID-19 case counts rose and set a pandemic high of 900 cases (7-day average) in early September. As a result of the rising cases, a number of preventative policies were enacted by state, county and private entities. These measures included limiting group sizes for indoor and outdoor activities, mandatory vaccinations or adherence to regular testing protocols, and proof of vaccination or negative COVID-19 test for entry into certain indoor venues under the state’s Safe Access program. Additionally, the governor of the State of Hawaii made an announcement in late August, recommending that tourists postpone their visit to Hawaii.
Hawaii vaccinations have steadily increased with over 70% of the state’s population now fully vaccinated as of October 18, 2021. Due to increasing vaccination rates and the mitigation measures cited above, the 7-day average case count has steadily decreased, reaching 120 cases (7-day average) on October 18, 2021. On October 19, 2021, the governor of the State of Hawaii made an announcement encouraging fully vaccinated residents and non-residents to resume non-essential travel starting November 1, 2021.
While the case count trend has improved recently, tourism numbers have declined from the high levels experienced during the summer, due in part to the dampening effect of rising COVID-19 case counts across the U.S., but also due to seasonality where tourism numbers generally decline in the fall season.
Although the Hawaii economy experienced a temporary set back with the rise of the Delta variant, the Company expects that the Hawaii economy will continue to improve as tourism numbers increase for the balance of the year. In the third quarter of 2021, kWh sales remained below pre-pandemic levels, but were 4.4% higher than the same period in 2020 due to increased economic activity following the loosening of restrictions and an increase in tourism. While the level of kWh sales does not affect Utility revenues due to decoupling, it may increase or decrease the price per kWh paid by customers. See “Decoupling” in Note 3 of the Condensed Consolidated Financial Statements for a discussion of decoupling.
At the Bank, due to an improvement in the credit outlook in the third quarter of 2021, as reflected in upgrades in the commercial and commercial real estate loan portfolios and overall lower net charge offs, ASB recorded a $2 million negative provision for credit losses in the third quarter of 2021.
The Company remains focused on the continued safety and well-being of customers, employees, their families and the community. The Company’s mandatory work-from-home policy remains in effect through January 10, 2022 for certain employees and this policy has not impaired the Company’s ability to maintain effective internal controls over financial reporting. For personnel that cannot perform their work remotely, the Company has maintained safety protocols and policies to keep employees safe, while at the same time ensuring the reliability and resilience of its operations.
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
RESULTS OF OPERATIONS

	Three months ended September 30		%
(in thousands)	2021	2020	change	Primary reason(s)*
Revenues	$756,904	$641,427	18	Primarily increase for the electric utility segment
Operating income	97,316	99,561	(2)	Primarily decrease for electric utility segment due to higher operating expenses, partly offset by increase for bank segment
Net income for common stock	63,415	65,032	(2)	Primarily lower net income for electric utility segment, partly offset by higher net income at bank segment.

	Nine months ended September 30		%
(in thousands)	2021	2020	change	Primary reason(s)*
Revenues	$2,080,107	$1,927,558	8	Primarily increase for the electric utility segment
Operating income	297,203	230,819	29	Primarily increase for the electric utility and bank segments
Net income for common stock	191,645	147,339	30	Primarily higher net income at the electric utility and bank segments. See below for effective tax rate explanation.
*     Also, see segment discussions which follow.

The Company’s effective tax rates for the third quarters of 2021 and 2020 were each 18%. The Company’s effective tax rates for the first nine months of 2021 and 2020 were 20% and 17%, respectively. The effective tax rates were higher for the nine months ended September 30, 2021 compared to the same period in 2020 due primarily to an increase in income before taxes in 2021, which reduces the rate impact of certain tax items, lower amortization in 2021 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in the federal income tax rate and a decrease in excess tax benefits related to vesting of share-based awards in 2021. These increases were partially offset by higher nontaxable bank owned life insurance and federal research and development tax credit claims in 2021.

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
The CARES Act was passed by Congress and signed into law on March 27, 2020. The economic relief package totals more than $2 trillion and provides direct economic support to businesses and individuals. On December 27, 2020, the President signed into law the $900 billion economic stimulus package that provides, among others, direct payments to qualifying individuals, extended unemployment benefits, and additional small business aid. On March 11, 2021, the President signed into law the $1.9 trillion coronavirus relief package. The plan sent direct payments of up to $1,400 to most Americans. The bill extended a $300 per week unemployment insurance boost that ended September 6 and expanded the child tax credit for a year. It will also put nearly $20 billion into COVID-19 vaccinations, $25 billion into rental and utility assistance, and $350 billion into state, local and tribal relief. Hawaii has received a significant amount of funds through these various federal assistance programs that will help attenuate the impact to Hawaii’s economy.
The City and County of Honolulu had been operating under a tiered framework for reducing the spread of COVID-19 on Oahu. On September 20, 2021, the mayor of the County of Honolulu announced moving away from the tiered system and into a more flexible and responsive approach to Honolulu’s COVID-19 related restrictions called the Safe Oahu Response Plan (SORP). Under the SORP, the response plan will be guided by consideration of metrics that have previously guided the City’s response to the pandemic, including reported COVID-19 cases per day (which informs projected hospitalizations), COVID-19 case positivity rate, percentage of fully vaccinated people, healthcare system capacity (including hospitalizations, ICU beds, ventilators, staffing, etc.), all with consideration of the economic impact of restrictions imposed. However, the loosening and tightening of restrictions, which will be more flexible than provided for under the tiered framework, will be made in consultation with healthcare professionals, including the State of Hawaii Department of Health and consideration of current CDC guidelines.
See “Recent Developments—COVID-19” in the “Electric utility” and “Bank” sections below for further discussion of the economic impact caused by the pandemic.
Hawaii’s tourism industry, a significant driver of Hawaii’s economy, suffered dramatically with a 73.8% reduction in total visitor arrivals in 2020 compared with 2019. Starting October 15, 2020, the state launched its Safe Travels Program that allows travelers to avoid the mandatory 14-day quarantine if they test negative for COVID-19 within 72 hours of departure. Effective July 8, 2021, domestic visitors can now bypass the mandatory quarantine or COVID-19 test by providing proof of vaccination. Since the launch of the Safe Travels Program, the average daily passenger arrivals have steadily improved, but still remain below pre-pandemic levels. For the third quarter of 2021, average daily passenger counts were 1,268.5% higher than the comparable period in the prior year, but still 19.2% below 2019. A new 2021 year-to-date high of 35,555 daily visitor arrivals was achieved on August 1, 2021. On August 24th, due to increasing case numbers resulting from the Delta variant of COVID-19 and hospitals approaching maximum capacity, Governor Ige requested that tourists postpone their to travel to Hawaii and also implemented certain restrictions. As a result of seasonality and the measures taken above, the average daily passenger count in September 2021 trended lower to 19,871, compared to 27,972 in September 2019. The recovery in total passenger counts from the low levels in 2020 thus far has been driven by domestic travelers, with international travelers remaining at low levels due to higher restrictions for international travelers, depending on country of origin. In September 2021, domestic passenger counts were down 3.1% compared to 2019 pre-COVID-19 levels, while international passenger counts were down 94.6% compared to 2019 pre-COVID-19 levels.
Hawaii’s seasonally adjusted unemployment rate in September 2021 was 6.6%, which was substantially lower compared to the September 2020 rate of 14.8%. The national unemployment rate in September 2021 was 4.8% compared to 7.8% in September 2020. Hawaii’s unemployment rate is expected to continue to improve now that the job search requirement has been reinstated in order for claimants to receive unemployment benefits, restrictions on travel have been reduced significantly and increased vaccination rates should enable further reductions in business restrictions.
Hawaii real estate activity through September 2021, as indicated by Oahu’s home resale market, drove an increase in the median sales price of 8.7% for condominiums and 20.2% for single-family homes compared to the same period in 2020, with the median single-family home price reaching a record $1,050,000 in August and remained the same in September. The number of closed sales was up 63.3% for condominiums and up 24.2% for single-family residential homes for the first nine months of 2021 compared to the same period in 2020.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. The price of crude oil gradually increased during the 4th quarter of last year and the trend has continued during the first nine months of this year.

At its September 22, 2021 meeting, the Federal Open Market Committee (FOMC) decided to maintain the federal funds rate target range of 0%-0.25%. The FOMC plans to continue to maintain an accommodative stance of monetary policy to achieve maximum employment and inflation at the rate of 2 percent over the long run. The Federal Reserve stated that it will increase its holdings of Treasury securities and agency mortgage-backed securities at least at the current pace to sustain smooth market functioning and help foster accommodative financial conditions, thereby supporting the flow of credit to households and businesses.
The most recent forecast by UHERO, which was issued on September 24, 2021, forecasts full year 2021 real GDP growth of 3.5%, increase in total visitor arrivals of 142.9%, decrease in real personal income of -1.1%, and an unemployment rate of 8.3%. This forecast reflects improvement of Hawaii’s economy compared to the prior forecast as the U.S. visitor market outperforms expectations with visitor arrivals reaching an all-time high in July and accommodation occupancy rates reaching 80%. However, the economy experienced a downturn due to the Delta variant of COVID-19 causing record virus numbers and implementation of preventative policies that resulted in visitor arrivals falling sharply. The international market continues to be much slower to return and is anticipated to return in 2022 at half its pre-pandemic levels. A full economic recovery is still forecasted to be several years out.
Although the Company expects economic conditions to improve going forward, if economic conditions worsen from current levels or remain depressed for an extended period of time, it could have a material unfavorable impact on the Company’s net revenues or income from continuing operations in 2021.
“Other” segment.

	Three months ended September 30		Nine months ended September 30
(in thousands)	2021	2020	2021	2020	Primary reason(s)
Revenues	$1,197	$215	$3,266	$237	Increase in other sales at Pacific Current subsidiaries.
Operating loss	(2,933)	(4,457)	(14,946)	(12,854)
The third quarters of 2021 and 2020 include $1.3 million and $0.2 million, respectively, of operating income from Pacific Current[1]. Third quarter 2021 corporate expense was $0.4 million lower than the same period of 2020, primarily due to a decrease in administrative and general expenses. The first nine months of 2021 and 2020 include $2.6 million and $2.0 million, respectively, of operating income from Pacific Current[1]. Corporate expenses for the first nine months of 2021 was $2.7 million higher than the same period in 2020, primarily due to higher incentive compensation, higher charitable contribution expense related to an obligation to make matching contributions under a settlement agreement with the former President and Chief Executive Officer of the Bank and higher charitable donations, due to timing of contributions.

Net loss	(6,192)	(7,183)	(23,061)	(20,885)
The net loss for the third quarter of 2021 was lower than the net loss for the third quarter of 2020 and net loss for the first nine months of 2021 was higher than the net loss for the first nine months of 2020 due to the same factors cited for the change in operating loss.

1     Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation.

The “other” business segment loss includes results of the stand-alone corporate operations of HEI (including eliminations of intercompany transactions) and ASB Hawaii, Inc. (ASB Hawaii), as well as the results of Pacific Current, a direct subsidiary of HEI focused on investing in clean energy and sustainable infrastructure projects; Pacific Current’s indirect subsidiary, Hamakua Energy, which owns a 60-MW combined cycle power plant that provides electricity to Hawaii Electric Light; Pacific Current’s subsidiaries, Mauo, LLC (Mauo), which owns solar-plus-storage projects totaling 8.6 MW on five University of Hawaii campuses, ‘Alenuihāhā Developments, LLC, which owns a collection of renewable energy assets, Ka‘ie‘ie Waho Company, LLC, which owns a 6 MW solar photovoltaic system that provides renewable energy to Kauai Island Utility Cooperative, and Ka‘aipua‘a, LLC, which is constructing a wastewater treatment and energy recovery facility on Hawaii island; as well as eliminations of intercompany transactions.

FINANCIAL CONDITION
Liquidity and capital resources.  As of September 30, 2021, there was no balance on HEI’s revolving credit facility or Hawaiian Electric’s revolving credit facility and the available committed capacity under the facilities was $175 million and $200 million, respectively. On April 19, 2021, Hawaiian Electric’s $75 million 364-day revolving credit agreement terminated and was not renewed. At the end of the quarter, HEI and Hawaiian Electric had approximately $92 million and nil of commercial paper outstanding, respectively. As of September 30, 2021, ASB’s unused FHLB borrowing capacity was approximately $2.0 billion and ASB had unpledged investment securities of $2.5 billion that were available to be used as collateral for additional borrowing capacity.
The Company expects that its liquidity will continue to be moderately impacted at the Utilities due to COVID-19. For the Utilities, the elevated level of unemployment in the state and the moratorium on customer disconnections (which ended on May 31, 2021) have resulted in higher accounts receivable balances and bad debt expense and may result in higher write-offs in the future. As of September 30, 2021, approximately $39 million of the Utilities’ accounts receivables were 30 days past due. Of the over 30 days past due amounts, approximately 64% were on payment plans. In addition, lower kWh sales generally result in delayed timing of cash flows, resulting in higher working capital requirements (see “Recent Developments—COVID-19” in the Electric utility section below). At this time, the delay in customer cash collections has not significantly affected the Company’s liquidity. The Company is prepared to address, if needed, the potential financing requirement related to the delayed timing of customer collections. At ASB, liquidity remains at satisfactory levels largely due to U.S. economic stimulus programs implemented as a result of COVID-19 that led to a substantial increase in customer deposits. ASB’s cash and cash equivalents was $190 million as of September 30, 2021, compared to $293 million as of December 31, 2020. ASB remains well above the “well capitalized” level under the FDIC Improvement Act prompt correction action capital category, and while the economic outlook has improved and is expected to continue to improve, there are still COVID-19 related business restrictions that remain in place that could create ongoing uncertainty regarding COVID-19’s impact on loan performance and the allowance for credit losses (see “Recent Developments — COVID-19” in the Bank section below).
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
On September 29, 2021, HEI executed a $125 million private placement utilizing a delayed draw feature, which allows HEI to draw $75 million and $50 million at any time on or before December 29, 2021 and November 15, 2022, respectively. Proceeds from the notes, when drawn, will ultimately be used to invest in the Utilities’ equity, refinance a portion of HEI’s $150 million long-term notes maturing in November 2022, and used for other general corporate purposes. The ability to draw at any time prior to the December 29, 2021 and November 15, 2022 dates will provide additional liquidity in the interim period. The notes bear interest at a weighted average rate of 3.10% and a weighted average maturity of 15.7 years. See “HEI Private Placement” in Note 5 of the Condensed Consolidated Financial Statements.
As of September 30, 2021 and December 31, 2020, the total amount of available borrowing capacity (net of commercial paper outstanding) under the Company’s committed lines of credit was approximately $283 million and $360 million, respectively.
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
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	September 30, 2021		December 31, 2020
Short-term borrowings—other than bank	$92	2%	$129	3%
Long-term debt, net—other than bank	2,245	47	2,119	46
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,384	50	2,338	50
	$4,755	100%	$4,620	100%

HEI’s commercial paper borrowings and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Nine months ended September 30, 2021	September 30, 2021	December 31, 2020
Commercial paper	$53	$92	$65
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility		175	150
Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s short-term commercial paper borrowings during the first nine months of 2021 was $102 million.
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
There were no new issuances of common stock through the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), HEIRSP or the ASB 401(k) Plan in the nine months ended September 30, 2021 and 2020 and HEI satisfied the share purchase requirements of the DRIP, HEIRSP and ASB 401(k) Plan through open market purchases of its common stock.
For the first nine months of 2021, net cash provided by operating activities of HEI consolidated was $267 million. Net cash used by investing activities for the same period was $985 million, primarily due to capital expenditures, ASB’s purchases of available-for-sale and held-to maturity investment securities, partly offset by ASB’s receipt of investment security repayments and maturities, proceeds from the sale of investment securities, net decrease in loans and sale of residential loans. Net cash provided by financing activities during this period was $596 million as a result of several factors, including net increases in ASB’s deposit liabilities and other bank borrowings, the issuances of long-term debt and net increases in short-term borrowings, partly offset by repayment of short-term and long-term debt and payment of common stock dividends. During the first nine months of 2021, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $84 million and $40 million, respectively.
Dividends.  The payout ratios for the first nine months of 2021 and full year 2020 were 58% and 73%, respectively. On February 9, 2021, the HEI Board of Directors approved a 1 cent increase in the quarterly dividend from $0.33 per share to $0.34 per share, starting with the dividend in the first quarter of 2021. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company, current and expected future economic conditions, including impacts from the COVID-19 pandemic, and capital investment alternatives.
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

Electric utility
Recent developments—COVID-19
See also Recent developments—COVID-19 in HEI’s MD&A.
In the third quarter of 2021, the State of Hawaii experienced a rapid rise in COVID-19 case counts primarily due to the Delta variant. As a result, additional preventative restrictions, such as limits to gathering sizes, were put in place to slow the spread of COVID-19. In September, the City and County of Honolulu launched the Safe Access program, which requires proof of the COVID-19 vaccine or a negative test, taken within the last 48 hours, to be shown in order to enter certain establishments, such as restaurants and bars. The governor of the State of Hawaii also made an announcement to encourage tourists to postpone their trips to later in the year. As a result of these measures and the requirement for employees of certain governmental agencies and private businesses to be vaccinated or regularly tested, case counts have trended down from the high in early September.
In the third quarter of 2021, the demand for electricity has increased from 2020 levels, however, sales remain below the kWh sales levels achieved for the same period in 2019. In the third quarter of 2021, kWh sales were up 4.4% compared with the same quarter in 2020, however, they were 9.2% below the same quarter in 2019. The Utilities expect kWh sales to continue to improve in the remainder of the year as COVID-19 vaccination levels increase, allowing government restrictions to be lifted.
While the Utilities’ electric energy revenues have not been significantly impacted due to the decoupling mechanism, which allows recovery of the difference between PUC approved target revenues and recorded adjusted revenues regardless of the level of kWh sales, the timing of customer collections would be delayed (or accelerated) if the level of kWh sales decreases below (or increases above) the estimated kWh sales. See “Decoupling” in Note 3 of the Condensed Consolidated Financial Statements for a discussion of decoupling. Annually, the Utilities submit a decoupling filing to the PUC, which requests recovery by the utility (or refund to customers) of the difference between recorded adjusted revenues and target revenues under the RBA. The difference is collected or refunded through an adjustment to customer rates in the following year based on estimated sales, starting on June 1st of that following year, which has an impact on the timing of the Utilities’ cash flow. Additionally, although the Utilities’ decoupling mechanism allows for collection under the RBA, the RBA balance accrues interest only at the short-term debt rate from the last rate case (2.5% for Hawaiian Electric, 3.75% for Hawaii Electric Light and 3.0% for Maui Electric). As of September 30, 2021, the RBA balance was approximately $29.7 million, compared to $7.6 million as of December 31, 2020. The billed accounts receivable balance, net of allowance for doubtful accounts, of $174 million, as of September 30, 2021, is 17.9% higher than the billed accounts receivable balance as of December 31, 2020, and the past due accounts receivable balance has increased by $6.9 million or 14% since December 31, 2020 with a corresponding increase in the number of accounts past due by approximately 5% for the same period. The increase in accounts receivables was primarily driven by higher fuel prices, as well as lower cash receipts associated with the auto-enrollment of customers in payment plans, starting in July 2021 through mid-September 2021, under which the past due balances are recovered over a 12-month period. While the moratorium on customer disconnections ended on May 31, 2021, the Utilities initially focused its efforts on working with customers to enroll in payment plans and seek other bill assistance for customers through funding from non-profit organizations, as well as state and county relief programs. Starting in September 2021, the Utilities have begun the disconnection process for those customers that have not enrolled in payment plans or that have not adhered to their payment plans beginning with the largest and oldest amounts in arrears. At this time, the delay in customer cash collections has not significantly affected the Utilities’ liquidity. The Utilities are prepared to address, if needed, the financing requirement related to the delayed timing of cash flows collected under the decoupling mechanism through the RBA and the modest slowing or reduction in accounts receivable collections from customers. See “Financial Condition—Liquidity and capital resources” for additional information.
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
In the second quarter of 2020, the PUC approved the deferral of certain COVID-19 related costs, such as higher bad debt expense, higher financing costs, non-collection of late payment fees, increased personal protective equipment costs, and sequestration costs for mission-critical employees. As of September 30, 2021, these costs, which have been deferred and recorded as a regulatory asset, totaled approximately $28.7 million (see also discussion under Item 1A. “Risk Factors” and “Regulatory assets for COVID-19 related costs” in Note 3 of the Condensed Consolidated Financial Statements). The Utilities have approval to defer COVID-19 related costs through December 31, 2021. The Utilities will be seeking recovery of the deferred costs in a separate proceeding. Looking forward, while the distribution and administration of the COVID-19 vaccine has allowed for fewer restrictions and a partial reopening of the Hawaii economy, a worsening of COVID-19 case counts or a prolonged period of current COVID-19 restrictions could adversely affect the ability of the Utilities’ contractors, suppliers, IPPs, and other business partners to perform or fulfill their obligations, or require modifications to existing contracts, which could adversely affect the Utilities’ business, increase expenses, and impact the Utilities’ ability to achieve their RPS goals. Additionally, while the state’s aggressive response to the pandemic has managed to control the spread of the coronavirus, the measures taken have had a severe economic impact on the state’s businesses and residents, which may influence the PUC’s actions regarding future rate increases. See “Item 1A. Risk Factors” in Part II for additional discussion of risks.
For a discussion regarding the impact of the economic conditions caused by the COVID-19 pandemic on the Utilities’ liquidity and capital resources, see discussion under “Financial Condition–Liquidity and capital resources.”
RESULTS OF OPERATIONS

Three months ended September 30		Increase
2021	2020	(decrease)		(dollars in millions, except per barrel amounts)
$679	$563	$117		Revenues. Net increase largely due to:
			$83	net of higher fuel oil prices and lower kWh generated[1]
			39	higher purchased power energy prices and higher kWh purchased[2]
			2	lower ERP system implementation benefits to be passed on to the customers in future rates
			1	higher PPAC revenue[2]
			(8)	decrease related solely to a change in the timing for revenue recognition within the year, which eliminates seasonality in recognizing target revenues and results in recognizing revenues evenly throughout the year with target revenues recognized on an annual basis remaining unchanged
181	105	76		Fuel oil expense[1]. Net increase largely due to higher fuel oil prices and lower fuel efficiency due to planned maintenance outages of certain generating units, partially offset by lower kWh generated
186	149	37		Purchased power expense[1,2]. Increase largely due to higher purchased power energy prices and higher kWh purchased
116	111	5		Operation and maintenance expenses. Net increase largely due to:
			3	more generating facility overhauls and maintenance work performed
			1	higher outside service costs for Emergency Management System
			1	ERP system costs amortization, which started for Hawaiian Electric in November 2020
			1	higher medical premium costs due to a one-time credit in 2020
			(1)	lower labor expense
121	109	13		Other expenses. Increase due to higher revenue taxes, coupled with higher depreciation expense in 2021 for plant investments in 2020
75	89	(15)		Operating income. Decrease due to change in timing for revenue recognition within the year, higher operation and maintenance expenses, coupled with higher depreciation expense
61	74	(13)
Income before income taxes. Decrease due to change in timing for revenue recognition within the year, higher operation and maintenance expense, higher interest expense related to new long term debt issued in January 2021, coupled with higher depreciation expense, partially offset by lower pension non-service costs

50	60	(10)		Net income for common stock. Decrease due to change in timing for revenue within the year, coupled with higher operating expense. See below for effective tax rate explanation
2,191	2,099	92		Kilowatthour sales (millions)[3]
$86.77	$49.71	$37.06		Average fuel oil cost per barrel

Nine months ended September 30		Increase
2021	2020	(decrease)		(dollars in millions, except per barrel amounts)
$1,846	$1,694	$152		Revenues. Net increase largely due to:
			$64	higher purchased power energy prices and higher kWh purchased[2]
			61	net of higher fuel oil prices and lower kWh generated[1]
			12	higher revenues from 2020 RAM adjustments
			8	lower ERP system implementation benefits to be passed on to the customers in future rates
			6	higher PPAC revenue[2]
			1	increase related solely to a change in the timing for revenue recognition within the year, which eliminates seasonality in recognizing target revenues and results in recognizing revenues evenly throughout the year with target revenues recognized on an annual basis remaining unchanged
447	391	57		Fuel oil expense[1]. Net increase largely due to higher fuel oil prices and lower fuel efficiency due to planned maintenance outages of certain generating units, partially offset by lower kWh generated
491	426	65		Purchased power expense[1,2]. Increase largely due to higher purchased power energy prices, higher kWh purchased and higher capacity and non-fuel O&M charges
349	349	—		Operation and maintenance expenses.
			4	more generating facility overhauls and maintenance work performed
			3	ERP system costs amortization, which started for Hawaiian Electric in November 2020
			1	expense due to decommissioning of combined heat and power unit on Lanai
			(4)	lower labor due to lower staffing and reduction in overtime
			(4)	lower pension service cost due to reset of pension cost included in rates as part of Hawaiian Electric final rate case decision
347	329	19		Other expenses. Increase due to higher revenue taxes, coupled with higher depreciation expense in 2021 for plant investment in 2020
212	200	12		Operating income. Increase due to higher RAM revenues, offset in part by higher depreciation expense
170	157	13
Income before income taxes. Increase higher RAM revenues and lower pension non-service costs, partially offset by higher interest expense related to new long term debt issued in May 2020 and January 2021 and higher depreciation expense

136	126	9		Net income for common stock. Increase due to higher RAM revenues and lower pension non-service costs, partially offset by higher operating expense.
6,126	5,979	147		Kilowatthour sales (millions)[3]
$74.93	$64.70	$10.23		Average fuel oil cost per barrel
470,013	466,943	3,070		Customer accounts (end of period)
1The rate schedules of the electric utilities currently contain ECRCs through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.
2The rate schedules of the electric utilities currently contain PPACs through which changes in purchased power expenses (except purchased energy costs) are passed on to customers.
3 kWh sales in 2021 were higher when compared to the same periods last year largely due to recovery from the initial impacts of the COVID-19 pandemic. An increase in visitor arrivals due to changes in the Safe Travels requirements allowing travelers to bypass the 10-day quarantine by taking a COVID-19 test or showing proof of vaccination for domestic travelers, led to a recovery in the tourism industry. However, in late August visitor arrivals fell when Governor Ige asked visitors not to visit Hawaii and implemented restrictions to combat rising COVID-19 case counts and hospitalizations due to a surge in the Delta variant. As restrictions ease, vaccination levels increase and more visitors arrive, sales are expected to slowly rebound but remain lower than pre-pandemic levels.

The Utilities’ effective tax rate for each of the third quarters of 2021 and 2020 was 17% and 19%, respectively. The Utilities’ effective tax rates for the first nine months of 2021 and 2020 were each 19%. The effective tax rate was lower for the third quarter of 2021 compared to the same period in 2020 due primarily to federal research and development tax credit claims in 2021, partially offset by lower amortization in 2021 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in the federal income tax rate.

Hawaiian Electric’s consolidated ROACE was 8.3% and 8.4% for the twelve months ended September 30, 2021 and September 30, 2020, respectively.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of September 30, 2021 amounted to $4.8 billion, of which approximately 26% related to generation PPE, 66% related to transmission and distribution PPE, and 8% related to other PPE. Approximately 9% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission.
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
The IGP utilizes an inclusive and transparent Stakeholder Engagement model to provide an avenue for interested parties to engage with the Utilities and contribute meaningful input throughout the IGP process. The IGP Stakeholder Council, Technical Advisory Panel and Working groups have been established and meet regularly to provide feedback and input on specific issues and process steps in the IGP. In August 2021, the Utilities submitted their Revised Inputs and Assumptions to the PUC for review and approval. Once approved by the PUC, the next phase of the process which includes the development of long-range integrated grid plans and the acquisition of new resources, will begin.
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
On June 9, 2021, the PUC issued an order providing guidance to the third Grid Service RFP filed on February 23, 2021. The proposed Grid Service RFP focused only on Oahu and is seeking 60MW of grid services with focus on capacity reduction similarly in response to the potential reserve shortfall from the AES coal plant retirement scheduled on September 1, 2022. The Utilities filed a final draft and received PUC approval to proceed on August 3, 2021. The Utilities subsequently issued an approved Grid Services RFP and the bids were due on October 13, 2021.
On June 8, 2021, the PUC approved the new program, Emergency Demand Response Program (EDRP), a battery storage incentive program to dispatch electricity between 6 p.m. to 8 p.m. daily from participating residential and commercial customers, to address the potential reserve shortfalls following the AES coal plant retirement. The PUC approved EDRP for 50MW on Oahu with an incentive budget not to exceed $34 million, which will be recovered via a surcharge cost recovery mechanism over a 10-year amortization. The Utilities’ implementation plan was approved by the PUC on June 30, 2021, and the Utilities subsequently filed the updated EDRP tariffs on July 1, 2021. As of September 30, 2021, the Utilities have received and approved the applications worth up to 0.77 MW.
Grid modernization. The overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater distributed energy resources and renewable energy integration. Under the Grid Modernization Strategy, the Utilities expect that new technology will help increase adoption of private rooftop solar and make use of rapidly evolving products, including storage and advanced inverters. The Utilities are implementing Phase 1 of their Grid Modernization Strategy, which received PUC approval on March 25, 2019. The estimated cost for this initial phase is approximately $86 million and is expected to be incurred over five years. As of September 30, 2021, approximately $30 million has been incurred to date under Phase 1. The Utilities have deployed over 30,000 advanced meters since the beginning of deployment.
The Utilities filed an application with the PUC on September 30, 2019 for an Advanced Distribution Management System (ADMS) as part of the second phase of their Grid Modernization Strategy implementation. However, on December 30, 2019, the PUC suspended the Utilities’ application for the Advanced Distribution Management System pending the Utilities’ filing of a supplemental application for the broad deployment of field devices. This supplement and update to the Grid Mod Phase 2 field devices application was filed on March 31, 2021. The estimated cost for the implementation over five years of the ADMS and field devices, which includes capital, deferred and O&M costs, is $105 million. A PUC order was issued on April 27, 2021, unsuspending and resuming consideration of the Phase 2 Application. The Utilities filed the reply statement of position on October 15, 2021, completing the discovery phase of the docket, with a PUC decision on the Phase 2 Application as the expected next and final step in the proceeding.
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
Eight RFPs were required by order: one each for Oahu, Maui, Hawaii Island, Molokai, and Lanai, and LMI-specific RFPs for Oahu, Maui, and Hawaii Island. Draft RFPs for the three LMI RFPs and the RFPs for Molokai, and Lanai were filed on July 9, 2020, along with a revised tariff and associated contract models. LMI projects do not have a size cap nor do they decrease the 235 MW capacity available to other projects. Proposed final drafts of the LMI RFPs, Molokai and Lanai RFPs tariff, and contracts were filed on September 8, 2020. Proposed final drafts of the remaining RFPs on Oahu, Maui and Hawaii Island were filed on December 1, 2020.
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
On July 27, 2021 the PUC issued an order approving the RFPs for Oahu, Maui, Hawaii Island, and Lanai, as well as the LMI RFPs with certain modifications and ordered the Utilities to hold a community meeting for Molokai. On August 6, 2021, the Utilities filed a motion for clarification regarding the PUC’s July 27, 2021 order. On August 11, the Utilities held a community meeting regarding the Molokai RFP. On August 25, 2021, the Utilities filed their final versions of the Oahu, Maui, Hawaii Island, Lanai and LMI RFPs. On August 31, 2021, the Utilities filed the final draft of the Molokai RFP. On September 1, 2021, community members on Oahu submitted a letter to the PUC asking the PUC to pause CBRE to allow for more community input into the program. On September 3, 2021, the PUC issued a clarifying order in response to the Utilities’ motion for clarification and ordering a pause on CBRE for at least 45 days to allow for further time for community engagement and to allow for further revisions to the RFP documents requested by the PUC. The order issued on September 3, 2021 included language seeming to require the inclusion of projects under 250 kW for the island of Molokai. On September 13, 2021, the Utilities filed another motion for clarification regarding this requirement. On October 13, 2021, the PUC held a community meeting regarding CBRE for the island of Oahu. The PUC has indicated that it is also in the process of scheduling community meetings for Maui and Hawaii island. The PUC has not yet issued next steps pending the scheduling of these meetings.
For small CBRE projects less than 250 kW in size, the Utilities are planning to accept projects over a four-month period on a first come first served basis as soon as the PUC approves the Utilities’ final tariff and contracts, filed on September 8, 2020. The PUC reserved 30 MW as well as a small amount of unallocated capacity from Phase 1 for small projects in Phase 2 on Oahu, Maui and Hawaii Island. If applications exceed the program capacity for that island, then a reverse auction process called Competitive Credit Rate Procurement will be triggered to allocate project capacity and determine the credit rate. The Utilities have developed a CBRE Portal where customers can subscribe to a project once the Subscriber Organization has added their project to the portal.
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
On September 21, 2021, the PUC provided guidance for Phase 2 of the Microgrid Tariff proceeding, and instructed Parties to recommend priority topics, along with supporting rationale to better inform the topics that will be discussed during this phase of the proceeding by October 21, 2021.
Regulated returns. As part of the PBR Framework’s annual review cycle, the Utilities track their rate-making ROACEs as calculated under the earnings sharing mechanism, which includes only items considered in establishing rates. At year-end, each utility’s rate-making ROACE is compared against its ROACE allowed by the PUC to determine whether earnings sharing has been triggered. The D&O in the PBR proceeding modified the earnings sharing mechanism to a symmetric arrangement. Effective with annual earnings for 2021, the earnings sharing will be triggered for achieved rate-making ROACE outside of a 300 basis points dead band above and below the current authorized rate-making ROACE of 9.5% for each of the Utilities. Earnings sharing credits or recoveries will be included in the biannual report (formally known as annual decoupling filing) to be filed with the PUC in the spring of the following year. Results for 2020, 2019 and 2018 did not trigger the earnings sharing mechanism for the Utilities.
Actual and PUC-allowed returns, as of September 30, 2021, were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended September 30, 2021	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.40	6.34	6.24	8.77	7.40	7.14	9.65	7.85	7.75
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	0.03	(1.18)	(1.19)	(0.73)	(2.10)	(2.36)	0.15	(1.65)	(1.75)
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

Most recent rate proceedings.  As of September 30, 2021, the status of ongoing rate case for each utility was as follows:

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
NPM received its Incidental Take Permit from the Department of Fish and Wildlife Service on September 7, 2018. Keep the North Shore Country (KNSC) has appealed this decision and the case has been transferred to the Hawaii Supreme Court. On June 17, 2020, KNSC filed a Motion for Stay Upon Appeal. On August 10, 2020, KNSC’s Motion for Stay Upon Appeal was denied. KNSC and Kahuku Community Association (KCA) have also petitioned to appeal NPM’s Conditional Use Permits. On August 6, 2020, the Zoning Board of Appeals (ZBA) granted NPM’s Motions to Dismiss the Appeal Petitions of KNSC and KCA. These appeals are still ongoing.
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
•On December 31, 2019, Hawaii Electric Light and PGV entered into an Amended and Restated Power Purchase Agreement (ARPPA), subject to approval by the PUC. The ARPPA extends the term of the existing PPA by 25 years to 2052, expands the firm capacity of the facility to 46 MW and delinks the pricing for energy delivered from the facility from fossil fuel prices to reduce cost to customers. On March 31, 2021, the PUC suspended the docket pending the completion of a supplemental environmental review under the Hawaii Environmental Policy Act (HEPA). On April 12, 2021, Hawaii Electric Light filed a motion for reconsideration and clarification in the proceeding. On June 4, 2021, the PUC lifted the docket suspension for the limited purpose of soliciting the Department of Land and Natural Resources (DLNR) and the County of Hawaii’s (County) position on the environment review. In June and July 2021, the DLNR and the County responded to the PUC indicating their respective agencies do not have discretionary approval over the project and are not in a position to conduct an environmental review under HEPA. On October 8, 2021, PGV sent a letter to the Office of Planning and Sustainable Development of the State of Hawaii (OPSD), requesting OPSD determine and designate an approving agency/accepting authority to process any environmental review under HEPA that may be required in connection with the repowering of PGV’s geothermal facility. On October 14, 2021, Hawaii Electric Light sent a letter to OPSD noting that Hawaii Electric Light is not opposed to PGV’s request to OPSD, but continues to assert that the PUC Order is incorrect in determining that the ARPPA is a “project” subject to HEPA and characterizing Hawaii Electric Light as the “applicant” for any anticipated HEPA review. Hawaii Electric Light further noted that it would be requesting the PUC to concurrently lift the suspension of the ARPPA approval docket in order to move the docket forward concurrently with the OPSD Request and any subsequent HEPA review.
Tariffed renewable resources.
•As of September 30, 2021, there were approximately 539 MW, 116 MW and 130 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of September 30, 2021, an estimated 32% of single family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 19% of the Utilities’ total customers have solar systems.
•The Utilities began accepting energy from feed-in tariff projects in 2011. As of September 30, 2021, there were 43 MW, 3 MW and 4 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
Biofuel sources.
•In July 2018, the PUC approved Hawaiian Electric’s three-year biodiesel supply contract with Pacific Biodiesel Technologies, LLC (PBT) to supply 2 million to 4 million gallons of biodiesel at Hawaiian Electric’s Schofield Generating Station and the Honolulu International Airport Emergency Power Facility (HIA Facility) and any other generating unit on Oahu, as necessary. The PBT contract became effective on November 1, 2018 and has been extended for one year through December 2022. Hawaiian Electric also has a spot buy contract with PBT to purchase additional quantities of biodiesel at or below the price of diesel. Some purchases of “at parity” biodiesel have been made under the spot purchase contract, which was extended through June 2023. On June 30, 2021, the Utilities issued an RFP for all fuels, including biodiesel, for supply commencing January 1, 2023.
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
•Under a request for proposal process governed by the PUC and monitored by independent observers, in February 2018, the Utilities issued RFPs for 220 MW of renewable generation on Oahu, 50 MW of renewable generation on Hawaii Island, and 60 MW of renewable generation on Maui. As of September 30, 2021, summarized information for a total of 8 PPAs is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	4	139.5	139.5/558	7/31/22, 9/7/22, 9/30/22 & 8/31/23	20 & 25	$30.9
Hawaii Electric Light	2	60	60/240	11/3/22 & 12/2/22	25	14.1
Maui Electric	2	75	75/300	4/28/23 & 10/27/23	25	17.6
Total	8	274.5	274.5/1,098			$62.6
The Utilities have received PUC approvals to recover the total projected annual payment of $62.6 million for the eight PPAs through the PPAC to the extent such costs are not included in base rates.

•In continuation of their February 2018 request for proposal process, the Utilities issued their Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. Final awards for the renewable projects were made on May 8, 2020. Final awards for the grid services projects were made starting in January 2020. On Oahu, seven solar-plus-storage projects and one standalone storage project totaling approximately 281 MW of generation and 1.8 GWh of storage were selected. On Maui, three solar-plus-storage projects and one standalone storage project totaling approximately 100 MW of generation and 560 MWh of storage were selected. On Hawaii Island, two solar-plus-storage projects and one standalone storage project totaling approximately 72 MW of generation and 492 MWh of storage were selected. Two Utility Self-Build projects were among those selected; a 40-MW, 160-MWh standalone energy storage system on Maui and a 12-MW, 12-MWh storage system on Hawaii Island. Since selection, three renewable plus storage projects have voluntarily withdrawn from the process for various reasons, including change in circumstances for the developer and a misunderstanding of contract requirements. As of September 30, 2021, the Utilities have filed 10 PPAs, 2 grid services purchase agreements (GSPA) and 2 applications for commitments of funds for capital expenditures for approval of the utility self-build projects with the PUC. On October 25, 2021, one solar-plus-storage project on Hawaii Island was withdrawn by the developer.
A summary of the 9 PPAs that were filed with the PUC, is as follows:

Utilities	Number of contracts		Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	5		232	232/1,055	5/17/23, 7/1/23, 10/30/23, 12/29/23 & 12/31/23	20 & 25	$62.0
Hawaiian Electric	1	*	N/A	185/565	12/30/22	20	24.0
Maui Electric	3		100	100/400	4/30/23 & 12/31/23	25	28.2
Total	9		332	517/2,020			$114.2
* See further discussion under “Review of Interconnection Process and Kapolei Energy Storage Power Purchase Agreement” below.
As of September 30, 2021, the PUC approved six solar-plus-storage PPAs for a total of 297 MW, and one 185 MW standalone storage PPA. The total projected annual payment of $103 million for these PPAs will be recovered through the PPAC to the extent such costs are not included in base rates.
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
•On November 27, 2019, the Utilities issued RFPs for renewable generation paired with energy storage on the islands of Lanai and Molokai. The Utilities were seeking PV paired with storage or small wind (specified as 100 kW turbines or smaller) on Molokai and PV paired with storage on Lanai. The RFP on Lanai was postponed on January 14, 2020 to allow the Utility to re-evaluate the scope of the RFP in response to announced plans to remove two large resorts from the grid. Proposals for the Molokai RFP were received on February 14, 2020. In light of a PUC order issued on April 9, 2020 in the CBRE docket, the Utilities proposed in their July 9, 2020 filing to combine the previously issued and subsequently postponed Lanai RFP with the CBRE RFP described in the order to optimize the benefits of procuring renewable energy, spurring development and increasing the likelihood of success of the CBRE program on Lanai. On May 21, 2021, the PUC approved the proposed combined Lanai RFP. On October 15, 2020, the Utilities selected one project from the Molokai RFP for a total of 4.5 MW of solar and 24 MWh of storage. The developer, however, declined to accept the award. On August 25 and 31, 2021, the Utilities filed proposed final drafts of the CBRE RFPs, which included three dedicated Low-to-Moderate-Income RFPs on Oahu, Maui and Hawaii, three Tranche 1 RFPs on Oahu, Maui and Hawaii, a Molokai CBRE RFP, and a combined Lanai Variable and CBRE RFP. Since this filing, the PUC has paused the CBRE RFP development to hear additional community feedback on the various islands.
•The PUC issued a letter to the Utilities requesting development with a Stage 3 RFP on Hawaii Island on January 21, 2021. Per the PUC’s subsequent April 20, 2020 letter, the Hawaii Island Grid Needs Assessment was filed on July 15, 2021 and the draft RFP, including model contracts for PV+BESS, wind+BESS, standalone storage, firm renewable generation, and distributed energy resources aggregators, was filed on October 15, 2021. The requirements in the Stage 3 RFP are guided by the results of the Grid Needs Assessment.
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
Hawaiian Electric will take ownership and all responsibilities for operation and maintenance of the system in early 2022 for a 50-year term after a one-year transition period. Under the contract, Hawaiian Electric will make initial capital upgrades over the first six years of the contract and replacement of aging infrastructure over the 50-year term. In addition to its regular monthly electricity bill, the Army will pay Hawaiian Electric a monthly utility services charge to cover operations and maintenance expenses and provide recovery for capital upgrades, capital replacements, and the existing distribution system based on a rate of return determined by the PUC for regulated utility investments, as well as depreciation expense. A preliminary assessment estimated the capital needs of approximately $40 million in the first six years of the contract. The PUC requires Hawaiian Electric to file regular periodic reports on the activities and investments in fulfillment of the contract and will review the major projects planned on behalf of the Army. The annual impact on Hawaiian Electric’s earnings is not expected to be material and will depend on a number of factors, including the amount and timing of capital upgrades and capital replacement.
FINANCIAL CONDITION
Liquidity and capital resources. As of September 30, 2021, there was no outstanding balance on Hawaiian Electric’s revolving credit facility and no commercial paper borrowings by the Utilities.
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

Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	September 30, 2021		December 31, 2020
Short-term borrowings	$—	—%	$50	1%
Long-term debt, net	1,676	43	1,561	41
Preferred stock	34	1	34	1
Common stock equity	2,194	56	2,142	57
	$3,904	100%	$3,787	100%

Information about Hawaiian Electric’s commercial paper borrowings, borrowings from HEI and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Nine months ended September 30, 2021	September 30, 2021	December 31, 2020
Short-term borrowings[1]
Commercial paper	$8	$—	$—
Borrowings from HEI	—	—	—
Line of credit draws	—	—	—
Undrawn capacity under line of credit facility/facilities	—	200	275

1   The maximum amount of external short-term borrowings by Hawaiian Electric during the first nine months of 2021 was approximately $50 million. As of September 30, 2021, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of $0.7 million and nil, respectively. In addition to the short-term borrowings above, on January 15, 2021, Hawaiian Electric paid off and terminated the $50 million term loan facility dated as of May 19, 2020.
Credit agreement. Hawaiian Electric has a $200 million line of credit facility with no amount outstanding at September 30, 2021. On June 25, 2021, Hawaiian Electric requested PUC approval of its third amended and restated revolving unsecured syndicated credit facility agreement, including approving extending its term to May 14, 2026 from May 13, 2022. See Note 5 of the Condensed Consolidated Financial Statements.
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
On May 24, 2019, the PUC approved the Utilities’ request to issue SPRBs in the amounts of up to $70 million, $2.5 million and $7.5 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, prior to June 30, 2020, to finance the Utilities’ capital improvement programs. Pursuant to this approval, on October 10, 2019, the DBF issued, at par, Series 2019 SPRBs in the aggregate principal amount of $80 million with a maturity of October 1, 2049. As of September 30, 2021, Hawaiian Electric had $6.3 million of undrawn funds remaining with the trustee. Hawaii Electric Light and Maui Electric had no undrawn funds as of September 30, 2021.
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
As of September 30, 2021, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $135 million, $85 million, and $45 million, respectively, of remaining taxable debt to issue prior to December 31, 2022. See summary table below.

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
On September 30, 2021, the Utilities requested PUC approval through the expedited approval process to issue taxable debt (Hawaiian Electric up to $30 million, Hawaii Electric Light up to $30 million and Maui Electric up to $35 million) prior to December 31, 2022.
Equity. In October 2018, the Utilities received PUC approval for the supplemental increase to issue and sell additional common stock in the amounts of up to $280 million for Hawaiian Electric and up to $100 million each for Hawaii Electric Light and Maui Electric, with the new total “up to” amounts of $430 million for Hawaiian Electric and $110 million each for Hawaii Electric Light and Maui Electric, and to extend the period authorized by the PUC to issue and sell common stock from December 31, 2021 to December 31, 2022. As of September 30, 2021, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $275.8 million, $102.5 million, and $87.8, respectively, of remaining common stock to issue prior to December 31, 2022. See summary table below.

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

Cash flows. The following table reflects the changes in cash flows for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020:

	Nine months ended September 30
(in thousands)	2021	2020	Change
Net cash provided by operating activities	$198,256	$244,955	$(46,699)
Net cash used in investing activities	(197,589)	(260,187)	62,598
Net cash provided by (used in) financing activities	(21,213)	23,596	(44,809)

Net cash provided by operating activities. The decrease in net cash provided by operating activities was driven by lower cash receipts from customers due to the impact of the pandemic, and higher cash paid for fuel stock due to higher fuel oil prices and volume purchased, partially offset by lower cash paid for accounts payable due to timing.

Net cash used in investing activities. The decrease in net cash used in investing activities was primarily driven by a decrease in capital expenditures related to construction activities.
Net cash provided by financing activities. The decrease in net cash provided by financing activities was primarily driven by lower net cash from long-term and short-term debts.
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

Bank
Recent Developments—COVID-19
See also Recent developments—COVID-19 in HEI’s MD&A.
In the first half of 2021, economic conditions in Hawaii continued to improve following the rollout of stimulus programs and the loosening of business restrictions, both of which boosted economic activity. However, in the third quarter of 2021, COVID-19 case counts across the nation, and in Hawaii, rapidly increased. As a result of the rapid increase and the resulting stress placed on the healthcare system in Hawaii, additional restrictions were implemented, such as the Safe Access program on Oahu.
Interest rates across the curve remain at relatively low levels and the steepness of the yield curve flattened in the third quarter of 2021, which continues to negatively impact net interest margin as new loan origination rates remain below existing portfolio yields. In third quarter of 2021, the bank’s net interest margin was 2.90% compared to 2.98% and 3.12% for the quarters ended June 30, 2021 and September 30, 2020, respectively.
On a year-to-date basis, the investment securities portfolio increased approximately 40% as deposit growth of 8%, which included funds from stimulus programs that were provided to individuals and businesses, continued to outpace loan growth. The growth in the investment securities portfolio and fees from the PPP program contributed to higher interest income, partially offsetting the effect of lower loan portfolio balances and earning asset yields on a year-to-date basis.
In response to COVID-19, ASB made short-term loan modifications to borrowers who were generally payment current at the time of relief. As of September 30, 2021, approximately $1 million of loans remained in their active deferral period. Approximately $11 million of loans were not able to resume their contractual payments and were considered delinquent as of September 30, 2021.
ASB recorded a $2 million negative provision for credit losses that reduced the allowance for credit losses, reflecting upgrades in the commercial and commercial real estate loan portfolios and overall lower net charge offs. For the nine months ended September 30, 2021, the bank recorded a negative provision for credit losses of $22 million. The provision for credit losses in future quarters will be dependent on future economic conditions and changes to borrower credit quality at that time.
In 2020, ASB temporarily closed 15 of its 49 branches and reduced banking hours at the branches that remained open in an effort to reduce social gathering and protect employees and customers. The bank has since reopened seven of the branches that were temporarily closed and permanently closed eight branches. Three of the reopened branches are now digital branches, which provides digital solutions such as full-service ATMs and access to expert bankers through videoconferencing tools while allowing ASB to have a more efficient physical footprint . The reduction in ASB’s branch network should not have a significant impact to the bank’s customers as there are other branches nearby and other channels such as online and mobile banking. ASB continues to evaluate its branch network to determine whether further changes may be appropriate given its customers’ use of other banking channels.
ASB’s senior management team continually addresses the impacts to the operations and business of the bank as a result of the pandemic and meets regularly with ASB’s board of directors to keep them apprised of the impacts of the COVID-19 pandemic.
The CARES Act was signed into law on March 27, 2020. The CARES Act provided over $2 trillion in economic assistance for American workers, families, and small businesses, and job preservation for American industries. The PPP was established under the CARES Act and implemented by the United States Small Business Administration (SBA) to provide a direct incentive for small businesses to keep their workers on the payroll as a result of the COVID-19 crisis. The Paycheck Protection Program Flexibility Act was signed into law on June 5, 2020 and the Economic Aid Act was signed into law on December 27, 2020, which amended some of the prior rules and guidelines of the CARES Act. The Economic Aid Act established a second round of PPP, reopening the PPP for first-time borrowers and allowing for a second draw for businesses that meet more restrictive eligibility criteria to target businesses hardest hit by the pandemic. Loans issued through the PPP are 100% federally guaranteed and have a maturity of 2-5 years, depending on when the loan was made, at a fixed interest rate of 1%. Loan payments will be deferred until the earlier of (a) the date that the forgiven amount is remitted to the lender by the SBA; or (b) 10 months from the date the covered period ends. The SBA will forgive all loan amounts to a particular small business if such small business is compliant with the terms and conditions of the PPP. Small businesses generally have 24 weeks from disbursement of the loan to incur allowable expenses such as payroll costs, interest on mortgages, rent and utility expenses that would be covered by the loan forgiveness rules, with 60% of the loan forgiveness needing to be for payroll costs. Small businesses may receive partial forgiveness if they do not spend the entirety of their PPP loan on eligible expenses, or if less than 60% of the loan disbursement is spent on payroll costs. Employers had until December 31, 2020 to restore their workforce, or, for a PPP loan made after December 27, 2020, before the last day of the Covered Period. Lenders processed and approved the

PPP loans under delegated authority of the SBA. As an existing SBA certified lender, ASB worked with a number of small businesses, both customers and non-customers, to complete the loan application forms so that these businesses could participate in the program. During the first round of PPP, the Bank secured more than $370 million in PPP loans for approximately 4,100 small businesses that supported over 40,000 jobs; ASB received processing fees totaling approximately $13 million and started recognizing these fees over the life of the loans. During the second round of PPP, ASB secured more than $175 million for approximately 2,200 small businesses that supported more than 20,000 jobs; ASB received processing fees of approximately $9 million. The remaining PPP loans outstanding as of September 30, 2021 was $137 million.
Other provisions of the CARES Act provides that a financial institution may elect to suspend the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and any related impairment for accounting purposes. See Note 4 of the Condensed Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

	Three months ended September 30		Increase
(in millions)	2021	2020	(decrease)	Primary reason(s)
Interest and dividend income	$61	$60	$1
				Average loan portfolio yields 4 basis points lower—impacted by the continued low interest rate environment as adjustable rate loans have repriced lower during the past year and new loan production yields continue to originate below their portfolio yields. PPP loan fees as a result of portfolio repayments partially offset the impact of low interest rate environment.
				Average loan portfolio balances decreased $251 million - commercial, home equity lines of credit and consumer loan portfolio balances decreased by $282 million, $186 million and $76 million, respectively. The decrease in the commercial loan portfolio was primarily due to the repayments of the PPP loan portfolio. The decrease in the home equity line of credit and consumer loan portfolios were due to ASB’s strategic decision to reduce production of these loans in the economic environment during the COVID-19 pandemic. Average commercial real estate loan portfolio balance increased $247 million due to demand for this loan type. Residential loan portfolio balance increased $40 million due to ASB’s decision to portfolio a larger portion of its residential loan production.
				Average investment securities portfolio balance increased $1.4 billion—excess liquidity from strong deposit growth invested in agency securities.
				Average investment securities yields 17 basis points lower—impacted by the continued low interest rate environment as new investment security purchase yields were lower than the investment security portfolio yields.
Noninterest income	15	19	(4)
				Lower mortgage banking income - lower residential loan sale volume due to ASB’s decision to portfolio a larger portion of the residential loan production and lower residential loan profit margin in 2021 compared to 2020.
				Higher customer fee income - lower fee income in 2020 was primarily due to ASB’s decision to waive overdraft and other deposit account fees to accommodate the hardships customers were experiencing during the COVID-19 pandemic.
Revenues	76	79	(3)	The decrease in revenues for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to lower noninterest income partly offset by higher interest income.
Interest expense	1	2	(1)
				Lower interest expense on deposits—lower term certificate balances due to runoff of government term certificates and lower deposit yields as a result of the continued low interest rate environment..
				Average core deposit balances increased $1 billion; average term certificate balances decreased $130 million.
				Average deposit yields decreased from 13 basis points to 6 basis points.
				Lower interest expense on other borrowings—primarily due to lower repurchase agreement yields as a result of the continued low interest rate environment.
Provision for credit losses	(2)	14	(16)

	Three months ended September 30		Increase
(in millions)	2021	2020	(decrease)	Primary reason(s)
				Negative provision for credit losses reflects credit upgrades in the commercial real estate and commercial loan portfolios.
				Negative provision for credit losses also due to a shift in mix - lower personal unsecured loan portfolio balances which had higher credit loss rates replaced with residential and commercial real estate loan portfolios with lower credit loss rates.
				Additional provision for credit losses for the retail loan portfolios based on the recent surge in COVID-19 infections and a delay in Hawaii’s economic recovery.
				Delinquency rates have increased—from 0.31% at September 30, 2020 to 0.37% at September 30, 2021 due to higher residential 1-4 family loan delinquencies, partly offset by lower personal unsecured and home equity lines of credit loan delinquencies.
				Net charge-off to average loans have decreased—from 0.32% at September 30, 2020 to 0.03% at September 30, 2021 due to lower personal unsecured loan portfolio net charge-offs.
Noninterest expense	52	47	5	Higher compensation and benefits expenses—increase in performance-based compensation.
Expenses	51	63	(12)
The decrease in expenses for the three months ended September 30, 2021 compared to the same period in 2020 was due to lower provision for credit losses and lower interest expense partly offset by higher noninterest expenses.

Operating income	25	16	9
The increase in operating income for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to higher interest income, lower provision for credit losses and lower interest expense, partly offset by lower noninterest income and higher noninterest expenses.

Net income	19	12	7	The increase in net income for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to higher operating income, partly offset by higher income tax expense.

	Nine months ended September 30		Increase
(in millions)	2021	2020	(decrease)	Primary reason(s)
Interest and dividend income	$182	$184	$(2)
				Average loan portfolio yields 22 basis points lower—impacted by the continued low interest rate environment as adjustable rate loans have repriced lower during the past year and new loan production yields continue to originate below their portfolio yields. PPP loan fees as a result of portfolio repayments partially offset the impact of low interest rate environment.
				Average loan portfolio balances decreased $68 million - home equity lines of credit and consumer loan average loan portfolio balances decreased $183 million and $86 million, respectively - ASB’s strategic decision to reduce production of these loans in the economic environment during the COVID-19 pandemic. Commercial loan portfolio average balance decreased $22 million primarily due to repayments in the commercial markets loan portfolio. Commercial real estate loan portfolio average balance increased $225 million due to demand for this loan type.
				Average investment securities portfolio balance increased $1.3 billion—excess liquidity from strong deposit growth invested in agency securities.
				Average investment securities yields 51 basis points lower—impacted by the continued low interest rate environment as new investment security purchase yields were lower than the investment security portfolio yields.
Noninterest income	49	58	(9)
				Lower gain on sale of investment securities - in 2020, ASB sold all of its Visa Class B restricted shares and $160 million of investment securities with no similar sales in 2021.
				Lower mortgage banking income - lower residential loan sale volume due to ASB’s decision to portfolio a larger portion of the residential loan production and lower residential loan sale profit margin in 2021 compared to 2020.
				Higher customer fee income - lower fee income in 2020 was primarily due to ASB’s decision to waive overdraft and other deposit account fees to accommodate the hardships customers were experiencing during the COVID-19 pandemic.

	Nine months ended September 30		Increase
(in millions)	2021	2020	(decrease)	Primary reason(s)
Less: gain on sale of investment securities, net	(1)	(9)	8	Gain on sale of investment securities, net, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 4, is classified as gain on sale of investment securities, net in the condensed consolidated statements of income, and accordingly, is reflected after operating income as a separate line item and excluded from Revenues.
Revenues	230	233	(3)
The decrease in revenues for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to lower interest and noninterest income, partly offset by lower reclassification of gain on sale of investment securities.

Interest expense	4	9	(5)
				Lower interest expense on deposits—lower term certificate balances due to runoff of government term certificates and lower deposit yields as a result of the continued low interest rate environment.
				Average core deposit balances increased $1.2 billion; average term certificate balances decreased $202 million.
				Average deposit yields decreased from 18 basis points to 7 basis points.
				Lower interest expense on other borrowings—primarily due to lower repurchase agreement yields as a result of the continued low interest rate environment.
Provision for credit losses	(22)	40	(62)
				Negative provision for credit losses reflects improvement in economic outlook, strong credit results including lower net charge-offs and improved credit loss rates which included credit upgrades in the commercial real estate and commercial loan portfolios.
				Negative provision for credit losses also due to lower personal unsecured loan portfolio balances which had higher credit loss rates and improving net charge-off trends in the portfolio.
				2020 provision for credit losses included $23 million COVID-19 related reserves and loss reserves for $17 million for net charge-offs as well as other changes in loan portfolio composition and asset quality metrics.
				Delinquency rates have increased—from 0.31% at September 30, 2020 to 0.37% at September 30, 2021 due to higher residential 1-4 family loan delinquencies, partly offset by lower personal unsecured and home equity line of credit loan delinquencies.
				Net charge-off to average loans have decreased—from 0.41% at September 30, 2020 to 0.08% at September 30, 2021 due to lower personal unsecured loan portfolio net charge-offs.
Noninterest expense	147	142	5
				Higher compensation and benefits expenses—increase in incentive compensation payout for commission based employees, higher performance-based compensation and payment of the separation and release agreement with the former President and Chief Executive Officer.
				Current year noninterest expense benefited from a one-time credit adjustment for a change in accounting for the ASB retirement plan.
				Lower other expenses - 2020 expenses included higher direct and incremental COVID-19 related costs[1] to enhance cleaning and sanitation of ASB’s facilities as well as incremental compensation expense.
Expenses	129	191	(62)
The decrease in expenses for the nine months ended September 30, 2021 compared to the same period in 2020 was due to lower provision for credit losses and lower interest expense, partly offset by higher noninterest expenses.

Operating income	101	42	59
The increase in operating income for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to lower provision for credit losses and lower interest expense, partly offset by lower interest and noninterest income and higher noninterest expenses.

Gain on sale of investment securities, net	1	9	(8)	The decrease in gain on sale of investment securities - primarily due to the sale of ASB’s Visa Class B restricted shares in 2020 with no similar sales in 2021.
Net income	79	42	37
Net income for the nine months ended September 30, 2021 was higher than the same period in 2020 due to higher operating income, partly offset by lower gain on sale of investment securities and higher income tax expense.

1 Higher operating expenses in 2020, which were considered direct and incremental COVID-19 related costs, included approximately $2.4 million of incremental compensation expense and $1.7 million of enhanced cleaning and sanitation costs.

ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended September 30		Nine months ended September 30
(%)	2021	2020	2021	2020
Return on average assets	0.86	0.61	1.21	0.73
Return on average equity	10.26	6.75	14.31	7.95
Net interest margin	2.90	3.12	2.94	3.34

	Three months ended September 30
	2021			2020
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$77,991	$30	0.15	$252,738	$64	0.10
FHLB stock	10,002	76	3.01	9,891	83	3.31
Investment securities
Taxable	2,959,102	11,625	1.57	1,598,389	6,922	1.73
Non-taxable	63,823	336	2.10	27,917	193	2.70
Total investment securities	3,022,925	11,961	1.58	1,626,306	7,115	1.75
Loans
Residential 1-4 family	2,198,089	19,531	3.55	2,158,258	21,085	3.91
Commercial real estate	1,194,776	9,846	3.24	947,337	8,207	3.41
Home equity line of credit	866,755	6,791	3.11	1,052,607	8,201	3.10
Residential land	19,020	269	5.66	13,574	187	5.51
Commercial	773,548	8,988	4.62	1,055,190	8,119	3.06
Consumer	126,821	4,078	12.76	202,844	6,642	13.03
Total loans [1,2]	5,179,009	49,503	3.80	5,429,810	52,441	3.84
Total interest-earning assets [3]	8,289,927	61,570	2.96	7,318,745	59,703	3.25
Allowance for credit losses	(78,258)			(81,055)
Noninterest-earning assets	739,522			764,504
Total assets	$8,951,191			$8,002,194
Liabilities and shareholder’s equity:
Savings	$3,129,166	$204	0.03	$2,715,445	$424	0.06
Interest-bearing checking	1,240,159	61	0.02	1,130,053	92	0.03
Money market	202,073	31	0.06	165,330	86	0.21
Time certificates	466,343	880	0.75	596,601	1,685	1.12
Total interest-bearing deposits	5,037,741	1,176	0.09	4,607,429	2,287	0.20
Advances from Federal Home Loan Bank	54	—	0.30	30,283	27	0.36
Securities sold under agreements to repurchase and federal funds purchased	89,540	5	0.02	65,988	34	0.20
Total interest-bearing liabilities	5,127,335	1,181	0.09	4,703,700	2,348	0.20
Noninterest bearing liabilities:
Deposits	2,899,005			2,421,842
Other	173,842			156,687
Shareholder’s equity	751,009			719,965
Total liabilities and shareholder’s equity	$8,951,191			$8,002,194
Net interest income		$60,389			$57,355
Net interest margin (%) [4]			2.90			3.12

	Nine months ended September 30
	2021			2020
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$65,133	$61	0.12	$173,151	$216	0.16
FHLB stock	10,398	251	3.23	9,639	236	3.27
Investment securities
Taxable	2,688,906	30,761	1.53	1,444,895	21,919	2.02
Non-taxable	49,520	805	2.16	28,463	719	3.32
Total investment securities	2,738,426	31,566	1.54	1,473,358	22,638	2.05
Loans
Residential 1-4 family	2,164,829	58,592	3.61	2,170,785	64,642	3.97
Commercial real estate	1,152,716	28,392	3.26	927,901	26,014	3.70
Home equity line of credit	898,304	21,118	3.14	1,080,914	25,894	3.20
Residential land	17,782	683	5.12	13,650	568	5.55
Commercial	892,181	28,179	4.21	914,431	22,535	3.28
Consumer	141,800	13,569	12.79	228,280	21,917	12.82
Total loans [1,2]	5,267,612	150,533	3.81	5,335,961	161,570	4.03
Total interest-earning assets [3]	8,081,569	182,411	3.01	6,992,109	184,660	3.52
Allowance for credit losses	(90,347)			(77,891)
Noninterest-earning assets	743,611			756,882
Total assets	$8,734,833			$7,671,100
Liabilities and shareholder’s equity:
Savings	$3,029,335	$594	0.03	$2,554,376	$1,583	0.08
Interest-bearing checking	1,214,136	178	0.02	1,091,944	415	0.05
Money market	191,092	99	0.07	157,689	425	0.36
Time certificates	500,278	3,048	0.81	702,030	6,522	1.24
Total interest-bearing deposits	4,934,841	3,919	0.11	4,506,039	8,945	0.26
Advances from Federal Home Loan Bank	20,474	42	0.27	25,918	138	0.71
Securities sold under agreements to repurchase and federal funds purchased	83,453	13	0.02	83,148	311	0.50
Total interest-bearing liabilities	5,038,768	3,974	0.11	4,615,105	9,394	0.27
Noninterest bearing liabilities:
Deposits	2,792,899			2,204,221
Other	166,285			148,547
Shareholder’s equity	736,881			703,227
Total liabilities and shareholder’s equity	$8,734,833			$7,671,100
Net interest income		$178,437			$175,266
Net interest margin (%) [4]			2.94			3.34
1   Includes loans held for sale, at lower of cost or fair value.
2   Includes recognition of net deferred loan fees of $3.9 million and $1.5 million for the three months ended September 30, 2021 and 2020, respectively, and $11.3 million and $2.1 million for the nine months ended September 30, 2021 and 2020, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans. Includes nonaccrual loans.
3   For the three and nine months ended September 30, 2021 and 2020, the taxable-equivalent basis adjustments made to the table above were not material.
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
Home equity — key credit statistics. The HELOC portfolio makes up 17% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable-rate term loan with a 20-year amortization period. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed-rate loan with level principal and interest payments. As of September 30, 2021, approximately 33% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. A HELOC loan is typically in a subordinate lien position to a borrower’s first mortgage loan, however, approximately 58% of ASB’s HELOC loan portfolio is in a first lien position.
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
Loan portfolio risk elements.  See Note 4 of the Condensed Consolidated Financial Statements.
Investment securities.  ASB’s investment portfolio was comprised as follows:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$132,139	4%	$62,322	3%
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	2,893,490	94	2,076,506	95
Corporate bonds	31,645	1	31,351	1
Mortgage revenue bonds	15,427	1	27,185	1
Total investment securities	$3,072,701	100%	$2,197,364	100%
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
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. While deposits have increased by $590 million year-to-date, in part due to PPP loan proceeds and consumer economic impact payments from the CARES Act stimulus program, deposit retention and sustained growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Des Moines, securities sold under agreements to repurchase and federal funds purchased continue to be additional sources of funds. As of September 30, 2021 ASB’s costing liabilities consisted of 98% deposits and 2% other borrowings compared to 99% deposits and 1% other borrowings as of December 31, 2020. The weighted average cost of deposits for the first nine months of 2021 and 2020 was 0.07% and 0.18%, respectively.

Federal Home Loan Bank of Des Moines. As of September 30, 2021 and December 31, 2020, ASB had no advances outstanding at the FHLB of Des Moines. As of September 30, 2021, the unused borrowing capacity with the FHLB of Des Moines was $2.0 billion. The FHLB of Des Moines continues to be an important source of liquidity for ASB.
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
As of September 30, 2021, ASB had an unrealized loss, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $20.3 million compared to an unrealized gain, net of taxes, of $20.0 million as of December 31, 2020. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first nine months of 2021, ASB recorded a negative provision for credit losses of $22.0 million in the allowance for credit losses primarily due to improvement in the economic outlook, strong credit results including lower net charge-offs and credit upgrades in commercial real estate and commercial loan portfolios and due to lower personal unsecured loan portfolio balances which had higher credit loss rates. During the first nine months of 2020, ASB recorded a provision for credit losses of $35.2 million in the allowance for credit losses primarily due to increased loss reserves for the consumer loan portfolio, increased loss rates for the commercial and commercial real estate portfolios and reserves for forecasted deterioration due to the COVID-19 pandemic.

	Nine months ended September 30		Year ended December 31, 2020
(in thousands)	2021	2020
Allowance for credit losses, beginning of period	$101,201	$53,355	$53,355
Impact of adopting ASU No. 2016-13	—	19,441	19,441
Provision for credit losses	(21,967)	35,204	49,811
Less: net charge-offs	3,290	16,541	21,406
Allowance for credit losses, end of period	$75,944	$91,459	$101,201
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.08%	0.41%	0.40%
ASB maintains a reserve for credit losses that consists of two components, the allowance for credit losses and an allowance for loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in provision for credit losses. For the nine months ended September 30, 2021 and 2020, ASB recorded a recovery in the provision for credit losses for unfunded commitments of $0.4 million and a provision for credit losses for unfunded commitments of $4.3 million, respectively. As of September 30, 2021 and December 31, 2020, the reserve for unfunded loan commitments was $3.9 million and $4.3 million, respectively.
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
Changes to Community Bank Leverage Ratio. In April 2020, the federal bank regulatory agencies issued two interim final rules to implement Section 4012 of the CARES Act, which requires the agencies to temporarily lower the community bank leverage ratio to 8 percent. The two rules modify the community bank leverage ratio framework so that:
•Beginning in the second quarter of 2020 and until the end of the year, a banking organization that has a leverage ratio of 8 percent or greater and meets certain other criteria may elect to use the community bank leverage ratio framework; and
•Community banking organizations had until January 1, 2022 before the community bank leverage ratio requirement is re-established at greater than 9 percent.
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

As of September 30, 2021, the bank was in compliance with all of the minimum capital requirements under OCC regulations, and was categorized as “well capitalized” under the regulatory framework for prompt corrective action. Beginning in the second quarter of 2020, ASB adopted the community bank leverage ratio framework, which allowed it to report only on the community bank leverage ratio, but does not change minimum capital requirements under OCC regulations. At March 31, 2021, ASB’s leverage ratio was below the 8.5 percent requirement to qualify for abbreviated reporting under the community bank leverage framework for 2021 and started reporting its risk-based capital ratios in the third quarter of 2021.
FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	September 30, 2021	December 31, 2020	% change
Total assets	$9,010	$8,397	7
Investment securities	3,073	2,197	40
Loans held for investment, net	5,046	5,233	(4)
Deposit liabilities	7,977	7,387	8
Other bank borrowings	129	90	44
As of September 30, 2021, ASB was one of Hawaii’s largest financial institutions based on assets of $9.0 billion and deposits of $8.0 billion.
As of September 30, 2021, ASB’s unused FHLB borrowing capacity was approximately $2.0 billion. As of September 30, 2021, ASB had commitments to borrowers for loans and unused lines and letters of credit of $2.1 billion, of which, commitments to lend to borrowers whose loan terms have been modified in troubled debt restructurings were nil. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the nine months ended September 30, 2021, net cash provided by ASB’s operating activities was $93 million. Net cash used during the same period by ASB’s investing activities was $780 million, primarily due to purchases of available-for-sale securities of $1.3 billion, purchases of held-to-maturity securities of $314 million, contributions to low income housing investments of $12 million, additions to premises and equipment of $9 million and a net increase in stock from the Federal Home Loan Bank of $1 million, partly offset by the receipt of investment security repayments and maturities of $499 million, proceeds from the sale of investment securities of $197 million, a net decrease in loans of $159 million, proceeds from the sale of residential loans of $17 million and proceeds from redemption of bank owned life insurance of $3 million. Net cash provided by financing activities during this period was $584 million, primarily due to increases in deposit liabilities of $590 million and a net increase in repurchase agreements of $40 million, partly offset by a net decrease in mortgage escrow deposits of $5 million and $40 million in common stock dividends to HEI (through ASB Hawaii).
For the nine months ended September 30, 2020, net cash provided by ASB’s operating activities was $75 million. Net cash used during the same period by ASB’s investing activities was $862 million, primarily due to purchases of available-for-sale securities of $986 million, a net increase in loans of $374 million, purchases of held-to maturity securities of $29 million, additions to premises and equipment of $9 million and contributions to low income housing investments of $4 million and a net increase in stock from the Federal Home Loan Bank of $2 million, partly offset by the receipt of investment security repayments and maturities of $366 million, proceeds from the sale of investment securities of $169 million and proceeds from the sale of low income housing investments of $7 million. Net cash provided by financing activities during this period was $770 million, primarily due to increases in deposit liabilities of $766 million and proceeds from FHLB advances of $56 million, partly offset by a net decrease in repurchase agreements of $19 million, a net decrease in mortgage escrow deposits of $5 million and $28 million in common stock dividends to HEI (through ASB Hawaii).
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of September 30, 2021, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 8.0% (5.0%), common equity Tier-1 ratio of 13.6% (6.5%), Tier-1 capital ratio of 13.6% (8.0%) and total capital ratio of 14.7% (10.0%). As of December 31, 2020, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 8.4% (5.0%), respectively. All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to HEI (through ASB Hawaii).

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
ASB’s interest-rate risk sensitivity measures as of September 30, 2021 and December 31, 2020 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
+300	5.6%	7.0%	15.1%	31.4%
+200	4.0	5.0	11.5	23.9
+100	2.3	2.7	6.9	14.0
-100	(2.3)	(1.9)	(14.4)	(25.2)

ASB’s net interest income (NII) sensitivity profile was less asset sensitive as of September 30, 2021 as compared to December 31, 2020, primarily driven by the increase in market rates, growth in the fixed rate portion of the HELOC and residential mortgage portfolios, and core deposit funded investment securities purchases. The increase in market rates decreased prepayment expectations in the bank’s fixed-rate mortgage and mortgage-backed investment portfolios, driving decreased asset sensitivity. In addition, the fixed rate portion of the HELOC portfolio grew, contributing to decreased asset sensitivity. Lastly, the deployment of strong core deposit growth into new fixed-rate investment purchases further contributed to decreased sensitivity.
Economic value of equity (EVE) sensitivity decreased as of September 30, 2021 compared to December 31, 2020 as the duration of assets lengthened. The steepening of the yield curve led to slower prepayment expectations and lengthened the duration of the fixed-rate mortgage and mortgage-backed investment portfolios.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of HEI common shares were made on the open market during the third quarter of 2021 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2021	26,173	$42.87	—	NA
August 1 to 31, 2021	18,443	$43.91	—	NA
September 1 to 30, 2021	154,393	$42.87	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
**The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 20,134 of the 26,173 shares, 14,468 of the 18,443 shares and 133,402 of the 154,393 shares were purchased for the DRIP; 5,208 of the 26,173 shares, 3,076 of the 18,443 shares and 17,329 of the 154,393 shares were purchased for the HEIRSP; and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 6. Exhibits

HEI Exhibit 4	Letter Amendment effective October 15, 2021 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Gregory C. Hazelton (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

HEI Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

HEI Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Scott W. H. Seu (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Scott W. H. Seu
	Constance H. Lau		Scott W. H. Seu
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Gregory C. Hazelton	By	/s/ Tayne S. Y. Sekimura
	Gregory C. Hazelton		Tayne S. Y. Sekimura
	Executive Vice President		Senior Vice President,
	and Chief Financial Officer		Chief Financial Officer and Treasurer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: November 5, 2021		Date: November 5, 2021