Form 10-K
period 2021-12-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2022-02-25
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Hawaiian Electric Industries, Inc.	☒	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒

	Aggregate market value of the voting and non- voting common equity held by non-affiliates of the registrants as of	Number of shares of common stock outstanding of the registrants as of
	June 30, 2021	June 30, 2021	February 11, 2022
Hawaiian Electric Industries, Inc. (Without Par Value)	$4,621,670,518	109,311,034	109,311,785
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	None	17,324,376	17,753,533

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

Selected sections of Proxy Statement of HEI for the 2022 Annual Meeting of Shareholders to be filed-Part III

This combined Form 10-K represents separate filings by Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc. Information contained herein relating to any individual registrant is filed by each registrant on its own behalf. Hawaiian Electric makes no representations as to any information not relating to it or its subsidiaries.

i

GLOSSARY OF TERMS
Defined below are certain terms used in this report:

Terms	Definitions

ABO	Accumulated benefit obligation
ACL	Allowance for credit losses as determined under the credit loss standard (ASU No. 2016-13, adopted by the Company on January 1, 2020), which requires the measurement of lifetime expected credit losses for financial assets held at the reporting date (based on historical experience, current conditions and reasonable and supportable forecasts)
AES Hawaii	AES Hawaii, Inc.
AFS	Available-for-sale
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
APBO	Accumulated postretirement benefit obligation
ARA	Annual revenue adjustment
ARO	Asset retirement obligations
ASB	American Savings Bank, F.S.B., a wholly-owned subsidiary of ASB Hawaii Inc.
ASB Hawaii	ASB Hawaii, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Btu	British thermal unit
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act enacted March 27, 2020
CBRE	Community-based renewable energy
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Company	When used in Hawaiian Electric Industries, Inc. sections and in the Notes to Consolidated Financial Statements, “Company” refers to Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B.; Pacific Current, LLC and its subsidiaries (listed under Pacific Current); and The Old Oahu Tug Service, Inc. .
When used in Hawaiian Electric Company, Inc. sections, “Company” refers to Hawaiian Electric Company, Inc. and its direct subsidiaries.

Consolidated Financial Statements	HEI’s or Hawaiian Electric’s Consolidated Financial Statements, including notes, in Item 8 of this Form 10-K
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
D&O	Decision and order from the PUC
DBF	State of Hawaii Department of Budget and Finance
DER	Distributed energy resources
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOH	State of Hawaii Department of Health
DRAC	Demand response adjustment clause
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
DSM	Demand side management
ECRC	Energy cost recovery clause
EIP	2010 Equity and Incentive Plan, as amended
EPA	Environmental Protection Agency - federal
EPRM	Exceptional Project Recovery Mechanism
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERL	Environmental Response Law of the State of Hawaii
ERP/EAM	Enterprise Resource Planning/Enterprise Asset Management
ESG	Environmental, Social & Governance
ESM	Earnings Sharing Mechanism
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation

GLOSSARY OF TERMS (continued)

Terms	Definitions

federal	U.S. Government
FERC	Federal Energy Regulatory Commission
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings, Inc.
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GNMA	Government National Mortgage Association
Gramm Act	Gramm-Leach-Bliley Act of 1999
Hamakua Energy	Hamakua Energy, LLC, an indirect subsidiary of Pacific Current
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
Hawaiian Electric	Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited and Renewable Hawaii, Inc. Uluwehiokama Biofuels Corp. was dissolved effective as of July 14, 2020
Hawaiian Electric’s MD&A	Hawaiian Electric Company, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., Pacific Current, LLC and The Old Oahu Tug Service, Inc.
HEI’s 2022 Proxy Statement	Selected sections of Proxy Statement for the 2022 Annual Meeting of Shareholders of Hawaiian Electric Industries, Inc. to be filed after the date of this Form 10-K and not later than 120 days after December 31, 2021, which are incorporated in this Form 10-K by reference
HEI’s MD&A	Hawaiian Electric Industries, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
HSFO	High sulfur fuel oil
HTM	Held-to-maturity
IPP	Independent power producer
Kaʻieʻie Waho	Kaʻieʻie Waho Company, LLC, a subsidiary of Pacific Current
Kalaeloa	Kalaeloa Partners, L.P.
kW	Kilowatt/s (as applicable)
kWh	Kilowatt-hour/s (as applicable)
LSFO	Low sulfur fuel oil
LTIP	Long-term incentive plan
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Mauo	Mauo, LLC, a subsidiary of Pacific Current
MBtu	Million British thermal unit
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Moody’s	Moody’s Investors Service’s
MPIR	Major Project Interim Recovery
MSR	Mortgage servicing right
MW	Megawatt/s (as applicable)
MWh	Megawatt-hour/s (as applicable)
NA	Not applicable
NII	Net interest income
NPBC	Net periodic benefits costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions

GLOSSARY OF TERMS (continued)

Terms	Definitions

OTS	Office of Thrift Supervision, Department of Treasury
Pacific Current
Pacific Current, LLC, a wholly owned subsidiary of HEI and parent company of Hamakua Holdings, LLC, Mauo, LLC, Alenuihaha Developments, LLC, Kaʻieʻie Waho Company, LLC, Kaʻaipuaʻa, LLC, Upena, LLC and Mahipapa, LLC

PBO	Projected benefit obligation
PBR	Performance-based regulation
PCB	Polychlorinated biphenyls
PGV	Puna Geothermal Venture
PIMs	Performance incentive mechanisms
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PUC	Public Utilities Commission of the State of Hawaii
PURPA	Public Utility Regulatory Policies Act of 1978
PV	Photovoltaic
QF	Qualifying Facility under the Public Utility Regulatory Policies Act of 1978
QTL	Qualified Thrift Lender
RAM	Revenue adjustment mechanism
RBA	Revenue balancing account
Registrant	Each of Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc.
REIP	Renewable Energy Infrastructure Program
RFP	Request for proposals
RHI	Renewable Hawaii, Inc., a wholly-owned nonregulated subsidiary of Hawaiian Electric Company, Inc.
ROACE	Return on average common equity
RORB	Return on rate base
RPS	Renewable portfolio standards
S&P	S&P Global Ratings
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference (or means refer to the referenced section in this document or the referenced exhibit or other document)
SLHCs	Savings & Loan Holding Companies
SPRBs	Special Purpose Revenue Bonds
SSM	Shared Savings Mechanism
state	State of Hawaii
Tax Act	2017 Tax Cuts and Jobs Act (H.R. 1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018)
TDR	Troubled debt restructuring
TOOTS	The Old Oahu Tug Service, Inc., a wholly-owned inactive subsidiary of Hawaiian Electric Industries, Inc.
ULSD	Ultra-low sulfur diesel
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity

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
Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:
•international, national and local economic and political conditions—including the state of the Hawaii tourism, defense and construction industries; the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans held by ASB, which could result in higher loan loss provisions and write-offs); decisions concerning the extent of the presence of the federal government and military in Hawaii; the implications and potential impacts of future Federal government shutdowns, including the impact to our customers’ ability to pay their electric bills and/or bank loans and the impact on the state of Hawaii economy; the implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions; the potential impacts of global and local developments (including global economic conditions and uncertainties, unrest, terrorist acts, wars, conflicts, political protests, deadly virus epidemic or other crisis); the effects of changes that have or may occur in U.S. policy, such as with respect to immigration and trade; and pandemics;
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
•citizen activism, including civil unrest, especially in times of severe economic depression and social divisiveness, which could negatively impact customers and employees, impair the ability of the Company and the Utilities to operate and maintain their facilities in an effective and safe manner, and citizen or stakeholder activism that could delay the construction, increase project costs or preclude the completion, of third-party or Utility projects that are required to meet electricity demand, resilience and reliability objectives and renewable portfolio standards (RPS) and other climate-related goals;
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
•the ability of the Company and the Utilities to access the credit and capital markets (e.g., to obtain commercial paper and other short-term and long-term debt financing, including lines of credit, and, in the case of HEI, to issue common stock) under volatile and challenging market conditions, and the potential higher cost of such financings, if available;
•the risks inherent in changes in the value of the Company’s pension and other retirement plan assets and ASB’s securities available for sale, and the risks inherent in changes in the value of the Company’s pension liabilities, including changes driven by interest rates and mortality improvements;
•changes in laws, regulations (including tax regulations), market conditions, interest rates and other factors that result in changes in assumptions used to calculate retirement benefits costs and funding requirements;
•the impact of the Economic Growth, Regulatory Relief and Consumer Protection Act which became Public Law No.: 115-174 on May 24, 2018, and its associated rules and regulations;
•increasing competition in the banking industry from traditional financial institutions as well as from non-traditional providers of financial services, including financial service subsidiaries of commercial and manufacturing companies (e.g., increased price
v

competition for deposits, or an outflow of deposits to alternative investments or platforms, which may have an adverse impact on ASB’s cost of funds);
•the potential delay by the Public Utilities Commission of the State of Hawaii (PUC) in considering (and potential disapproval of actual or proposed) renewable energy proposals and related costs; reliance by the Utilities on outside parties such as the state, independent power producers (IPPs) and developers; and uncertainties surrounding technologies, solar power, wind power, biofuels, environmental assessments required to meet RPS and other climate-related goals; the impacts of implementation of the renewable energy proposals on future costs of electricity and potential penalties imposed by the PUC for delays in the commercial operations of renewable energy projects;
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
•the ability of the Utilities to recover undepreciated cost of fossil fuel generating units, if they are required to be retired before the end of their expected useful life;
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
•the continued availability to the electric utilities or modifications of other cost recovery mechanisms, including the purchased power adjustment clauses (PPACs), annual revenue adjustment (ARA) and pension and postretirement benefits other than pensions (OPEB) tracking mechanisms, and the continued decoupling of revenues from sales to mitigate the effects of declining kilowatt-hour sales;
•the ability of the Utilities to recover increasing costs and earn a reasonable return on capital investments not covered by the annual revenue adjustment (ARA), while providing the customer dividend required by performance-based regulation (PBR);
•the ability of the Utilities to achieve performance incentive goals currently in place;
•the impact from the PUC’s implementation of PBR for the Utilities pursuant to Act 005, Session Laws 2018, including the potential addition of new performance incentive mechanisms (PIMs), third-party proposals adopted by the PUC in its implementation of PBR, and the implications of not achieving performance incentive goals;
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
•cybersecurity risks and the potential for cyber incidents, including potential incidents at HEI, its third-party vendors, and its subsidiaries (including at ASB branches, electric utility plants and IPP-owned facilities) and incidents at data processing centers used, to the extent not prevented by intrusion detection and prevention systems, anti-virus software, firewalls and other general IT controls;
•failure to achieve remaining cost savings commitment related to the management audit committed savings of $33 million over the 2021 to 2025 multi-year rate period (MRP);
•federal, state, county and international governmental and regulatory actions, such as existing, new and changes in laws, rules and regulations applicable to HEI, the Utilities and ASB (including changes in taxation and tax rates, increases in capital requirements, regulatory policy changes, environmental laws and regulations (including resulting compliance costs and risks of fines and penalties and/or liabilities), the regulation of greenhouse gas emissions, governmental fees and assessments (such as Federal Deposit Insurance Corporation assessments), and potential carbon pricing or “cap and trade” legislation that may fundamentally alter costs to produce electricity and accelerate the move to renewable generation);

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

PART I
ITEM 1.    BUSINESS
HEI Consolidated
HEI and subsidiaries and lines of business.  HEI is a holding company with its subsidiaries principally engaged in electric utility, banking, and non-regulated renewable/sustainable infrastructure businesses operating in the State of Hawaii. As a holding company with no significant operations of its own, HEI’s sources of funds are dividends or other distributions from its operating subsidiaries, borrowings, and sales of equity. The rights of HEI and its creditors and shareholders to participate in any distribution of the assets of any of HEI’s subsidiaries are subject to the prior claims of the creditors and preferred shareholders of such subsidiary, except to the extent that claims of HEI in its capacity as a creditor are recognized as primary. The abilities of certain of HEI’s subsidiaries to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions (see Note 14 of the Consolidated Financial Statements). HEI is headquartered in Honolulu, Hawaii and has three reportable segments—Electric utility, Bank, and Other.
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
Bank. ASB is one of the largest financial institutions in the State of Hawaii (based on total assets), with assets totaling approximately $9.2 billion as of December 31, 2021. ASB provides a wide array of banking and other financial services to Hawaii consumers and businesses. See also “Bank” section below.
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
In October 2021, Pacific Current requested informal guidance from the PUC regarding application of the affiliate transaction requirements (ATRs) to certain investments. In response, in January 2022, the PUC issued guidance (Order No. 38186, Docket No. 2018-0065) providing that, if Pacific Current acquires or invests in an unaffiliated entity that has been awarded a power purchase agreement with the Utilities through the Stage 1 or 2 RFPs, such entity would become an “Affiliate”

or “Affiliate-Related Entity” under the ATRs, and any wholesale power transactions between the entity and the Utilities, including under the awarded power purchase agreement, would require PUC review and approval. Such a requirement may impact Pacific Current’s competitiveness in acquiring and investing in new utility-scale projects in the Utilities’ service territory and thereby impact the pace and extent of Pacific Current’s growth. Pacific Current is still reviewing the guidance and has not yet determined its impact.
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
The Gramm-Leach-Bliley Act of 1999 (Gramm Act) permitted banks, insurance companies and investment firms to compete directly against each other, thereby allowing “one-stop shopping” for an array of financial services. Although the Gramm Act further restricted the creation of so-called “unitary savings and loan holding companies” (i.e., companies such as HEI whose subsidiaries include one or more savings associations and one or more nonfinancial subsidiaries), the unitary savings and loan holding company relationship among HEI, ASB Hawaii and ASB is “grandfathered” under the Gramm Act so that HEI and its subsidiaries will be able to continue to engage in their current activities so long as ASB maintains its qualified thrift lender (QTL) status test discussed under “Bank—Regulation—Qualified thrift lender test.” ASB met the QTL test at all times during 2021; however, the failure of ASB to satisfy the QTL test in the future could result in a need for HEI to divest ASB. Under the Gramm Act, any proposed sale of ASB would have to satisfy applicable statutory and regulatory requirements and potential acquirers of ASB would most likely be limited to companies that are already qualified as, or capable of qualifying as, either a traditional savings and loan association holding company or a bank holding company, or as one of the authorized financial holding companies permitted under the Gramm Act.
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
Human Capital Resources.
Employees.  The Company had total and full-time employees as follows:

December 31	2021		2020		2019
	Total	Full-time	Total	Full-time	Total	Full-time
	employees	employees	employees	employees	employees	employees
HEI and Pacific Current	49	49	49	49	50	50
Hawaiian Electric and its subsidiaries	2,504	2,469	2,636	2,579	2,720	2,675
ASB	1,096	1,079	1,084	1,064	1,139	1,111
	3,649	3,597	3,769	3,692	3,909	3,836
The employees of HEI and its direct and indirect subsidiaries, other than the electric utilities, are not covered by any collective bargaining agreement. The International Brotherhood of Electrical Workers Local 1260 represents roughly half of the Utilities’ workforce covered by a collective bargaining agreement that expires on October 31, 2024.
Diversity & inclusion. The diversity of the Company’s workforce, which includes diversity of people, backgrounds, experiences, thoughts and perspectives, gives the Company an advantage that helps guide the Company’s decision-making and its ability to meet its customers’ and community’s needs. Additionally, because the Company’s businesses operate exclusively in Hawaii, which is one of the most racially diverse states in the U.S., the Company believes it is important that its workforce reflects this diversity. The diversity information that follows is based on total employees, including employees on long-term leave, part-time employees and temporary employees.

Diversity representation

	HEI[5]		Hawaiian Electric		ASB
	Female	Racially diverse[1]	Female	Racially diverse[1]	Female	Racially diverse[1]
Executives[2]	33.3%	55.6%	40.0%	66.7%	40.0%	80.0%
Leaders[3]	81.8%	72.7%	28.3%	84.5%	64.3%	82.2%
All workforce[4]	67.3%	83.7%	28.7%	90.3%	66.0%	89.0%
1 Racially diverse defined as all races/ethnicities that are not ‘White’ (as defined by the EEO-1 categories)
2 Executives includes EE0-1 category 1.1-Executive/Sr. Level Officials
3 Leaders includes EE0-1 category 1.2-First/Mid-Level Officials
4 All Workforce includes EE0-1 categories 1.1-Executive/Sr. Level Officials, 1.2-First/ Mid-Level Officials, 2-Professionals, 3-Technicians, 4-Sales Workers, 5-Administrative Support Workers, 6-Craft Workers, 7-Operatives, 8-Laborers and Helpers, 9-Service Workers
5 Includes Pacific Current employees

Racial composition		Diversity-All workforce
	Hawaii[1]	HEI[2]	Hawaiian Electric	ASB
White	21.5%	16.3%	9.7%	11.0%
Asian	38.1%	57.1%	52.8%	58.9%
Black	1.8%	2.0%	0.5%	1.1%
Hispanic	10.7%	2.0%	4.6%	4.7%
Native Hawaiian or other Pacific Islander	9.9%	6.1%	10.6%	14.2%
American Indian or Alaska Native	0.2%	2.0%	0.3%	0.3%
Two or more races	17.8%	14.5%	21.5%	9.8%
1 Source: 2019 U.S. Census Bureau American Community Survey-Data Profile. While 2020 experimental estimates (pandemic-related) were available at the time of analysis, 2019 data was used to maintain consistency with previous analyses. U.S. Census Bureau guidance recommends against comparing 2020 experimental estimates with standard estimates.
2 Includes Pacific Current employees

Employee development & training. In order to meet the changing demands of the industries in which the Company operates, address the needs of the Company's stakeholders, and design and carry out the Company's strategies, it is crucial for the Company’s workforce to be highly skilled in their areas of focus. As such, the Company prioritizes specific skill enhancement training as well as industry and leadership development programs.
Hawaiian Electric. Hawaiian Electric offers Hawaiian Electric and HEI holding company employees skills and professional training programs, including leadership development courses, employee development courses, technical training, apprenticeship programs, operational, environmental compliance, cybersecurity awareness and required safety training. Hawaiian Electric also offers tailored leadership development programs, including supervisor training to transition new supervisors to critical operational, administrative, and leadership roles as well as leadership and employee assessments geared to improve productivity and effectiveness in the workplace. Leadership development metrics are included in executive and management incentive plans. Learning and development initiatives are integrated with annual performance evaluations to reinforce development as integral parts of individual performance goals. Annual succession planning ensures the identification and development of successors, high potential individuals, and nurtures a leadership pipeline.
ASB. ASB invests in continuous training and development of its employees. Curriculum includes technical banker training programs that cover all aspects of banking laws, banking operations, new product and service offerings, legal and regulatory compliance and company procedures and ethics. The Bank delivers company-wide financial education, empowering its employees to make wise personal decisions to help meet their financial goals and provide valuable customer guidance. ASB offers opportunities for all employees to grow and build their careers, through a multitude of soft skills training and leadership programs, including Leadership Forums, Trust, Emotional Intelligence, Embracing and Driving Change, Diversity and Inclusion, and Respect in the Workplace. ASB further invests in leadership development through their leadership cohort programs, designed to help employees grow professionally and personally, enhance their leadership skills, and broaden their understanding of the banking industry. These include Rise, a 6-month development experience for mid-level managers, and Leadership Academy, a robust 12-15 month program for well-established leaders. Offerings are delivered in online, instructor-led, and on-the-job learning formats. ASB’s focus on meaningful growth and development opportunities positions the Bank to recruit and retain top talent.
Safety and health. As a key priority, the Company strives to create workplace environments where employees feel physically and emotionally safe. For the Utility, safety is of paramount importance due to the inherent risks involved in certain aspects of its operations and the critical importance to the State of Hawaii of maintaining the electrical grid. During the

COVID-19 pandemic, the Company has continued to modify its operations and policies to align with guidance from the Centers of Disease Control and Prevention and the Hawaii Department of Health. The Company also monitors the rates of infection within the state and makes adjustments, accordingly, to limit the risk of transmission in the workplace and ensure the health of the Company’s employees.
Hawaiian Electric. Hawaiian Electric is committed to maintaining a strong safety culture. Due to the nature of its operations, safety is of paramount importance. Management strives to provide visible leadership and strategic direction for the health and safety management system and programs in their area of responsibility. This leadership and direction help to build and maintain a strong safety culture and drive safety improvement, allocates adequate resources to enable implementation of safety programs and holds leaders accountable for the implementation of safety programs and resulting health and safety performance. Executive compensation is tied to achievement of quantified severity and total case incident rate targets (TCIR). These targets reward improvements in workplace safety, promote employee well-being, and reduce expenses. Hawaiian Electric promotes a safety culture that aims for zero incidents through all employees taking ownership of safety for themselves, their co-workers, contractors, and the public. More information on such targets is available in HEI’s annual proxy statement. Hawaiian Electric also provides a variety of programs and benefits that support employee physical, financial and emotional well-being. These programs include access to fitness and yoga classes, online corporate wellness activities and education, gym and group fitness discounts, and financial well-being classes.
ASB. ASB is committed to supporting the continued health and safety of its employees through a wellness program which takes a holistic approach to improving the health and well-being of its employees by focusing on all aspects of wellness including nutrition, fitness, mindfulness and finances. ASB also encourages participation in the program through its annual bank-wide step and weight loss challenges and community charity walks. ASB also offers outdoor and virtual fitness classes, including high intensity interval training and yoga. ASB’s employees can also participate in a program which allows employees to enjoy national fitness center chains or workout in their homes at a reduced price. To further support ASB’s employees’ well-being, ASB rewards everyone who completes an annual preventative health screening with a Wellness Holiday, offers a robust employee assistance program, and provides many family friendly benefits, including generous and gender-neutral parental leave.
Workforce Stability. The Company’s employees are its greatest asset and the Company strives to create a highly desirable place to work.
Hawaiian Electric. Hawaiian Electric seeks to provide compensation and benefits that are comprehensive, market-competitive, and internally equitable to attract, engage, and retain highly skilled employees. Hawaiian Electric believes that employee engagement is key to creating a desirable, inclusive, rewarding place to work and conducts employee engagement surveys on a regular cycle, and, more recently, change management surveys to assess and support the organizations’ adaptability to change. Hawaiian Electric is expanding its strategic workforce planning initiative to build its workforce to support future transformation plans.
ASB. ASB seeks to attract, develop, and retain high performers who not only excel at their jobs but who also align with ASB’s priorities and objectives. ASB strives to provide competitive pay and benefits and an award-winning culture that attracts top talent. ASB regularly conducts anonymous employee surveys to gather feedback on their work experience. Topics covered include confidence in company leadership, career growth opportunities, diversity and inclusion, and suggestions on how to create a great place to work. Survey results are shared with leaders, who prioritize actions and activities in response to feedback to drive meaningful improvements in employee engagement. ASB’s talent management process is integrated into its business process and its human capital management strategy is part of its business strategy. ASB’s investment in creating a great place to work and innovative, inclusive programs have resulted in it being recognized both locally and nationally for its workplace culture.
Properties.  HEI leases office space from nonaffiliated lessors in downtown Honolulu under leases that expire in December 2022. See “Electric Utility” and “Bank” sections for a description of properties they own and lease.
Hamakua Energy, LLC (Hamakua Energy), an indirect wholly owned subsidiary of Pacific Current, which is included in the “Other” segment, owns a 60-MW dual-train combined-cycle facility and a total of approximately 93 acres located on the Hamakua coast on the island of Hawaii. Its power plant is situated on approximately 59 acres and the remaining 34 acres includes surrounding parcels of which 30 acres are located on the ocean front. Kaʻieʻie Waho Company, LLC (Kaʻieʻie Waho), a wholly owned subsidiary of Pacific Current, owns a 6-MW solar photovoltaic facility located on approximately 20 acres on the southern coast of the island of Kauai.
Electric utility
Hawaiian Electric and subsidiaries and service areas.  Hawaiian Electric, Hawaii Electric Light and Maui Electric (Utilities) are regulated operating electric public utilities engaged in the production, purchase, transmission, distribution and sale of electricity on the islands of Oahu; Hawaii; and Maui, Lanai and Molokai, respectively.

    In 2021, the electric utilities’ revenues and net income amounted to approximately 89% and 72% respectively, of HEI’s consolidated revenues and net income, compared to approximately 88% and 86% in 2020 and approximately 89% and 72% in 2019, respectively.
The islands of Oahu, Hawaii, Maui, Lanai and Molokai have a combined population estimated at 1.3 million, or approximately 95% of the total population of the State of Hawaii, and comprise a service area of 5,815 square miles. The principal communities served include Honolulu (on Oahu), Hilo and Kona (on Hawaii) and Wailuku and Kahului (on Maui). The service areas also include numerous suburban communities, resorts, U.S. Armed Forces installations and agricultural operations. In November 2020, the PUC approved Hawaiian Electric’s acquisition of the electric distribution systems serving 12 U.S. Army installations on Oahu, including Schofield Barracks, Wheeler Army Airfield, Tripler Army Medical Center, Fort Shafter and Army housing areas.
The state has granted Hawaiian Electric, Hawaii Electric Light and Maui Electric nonexclusive franchises, which authorize the Utilities to construct, operate and maintain facilities over and under public streets and sidewalks. Each of these franchises will continue in effect for an indefinite period of time until forfeited, altered, amended or repealed.
Climate change action plan. The Utilities have set an aggressive goal to cut carbon emissions from power generation 70% by 2030, compared with 2005 levels. The emissions covered by this goal include stack emissions from generation owned by Hawaiian Electric and independent power producers (IPPs) who sell electricity to the Utilities. In addition, the Utilities have committed to achieving net zero carbon emissions from power generation by 2045 or sooner. These commitments are aligned with the Intergovernmental Panel on Climate Change recommendation of no more than 1.5°C average global warming to avoid potentially devastating climate events.
Key elements of the 2030 plan to reduce emissions include:
•    The closing of the state’s last coal plant in 2022 upon expiry of the PPA
•    Adding nearly 50,000 rooftop solar systems, more than a 50% increase, compared to the approximately 90,000 systems online in 2021
•    Retiring at least six fossil-fueled generating units and significantly reducing the use of others as new renewable resources come online
•    Adding additional renewable energy projects capable of generating a total of at least 1 gigawatt beyond resources in place in 2021, including shared solar (community-based renewable energy)
•    Using more grid-scale and customer-owned energy storage
•    Expanding geothermal resources
•    Creating innovative programs that provide customers incentives for using clean, lower-cost energy at certain times of the day and using less fossil-fueled energy at night

By 2030, Hawaiian Electric’s renewable portfolio standard is expected to exceed 70%, with renewable resources available to provide close to 100% of the electricity generated on Hawaii Island and in Maui County. Achieving the 70% carbon emissions reduction by 2030 is highly dependent on the successful completion of renewable IPP projects under Phase 1, Phase 2 and other RFPs.
After 2030, progress on elimination of carbon from power generation assumes continued use of proven resources, including wind, solar, geothermal, hydroelectric, biofuels and energy storage, along with the development of new technologies. Those technologies may include offshore wind, green hydrogen, wave energy and carbon-capture—all currently under development around the world—as well as other solutions that will emerge. A diverse portfolio of resources will also enhance resilience to climate-related events.

Sales of electricity.

Years ended December 31	2021		2020		2019
(dollars in thousands)	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues
Hawaiian Electric	308,721	$1,772,183	307,378	$1,592,463	306,368	$1,784,982
Hawaii Electric Light	88,103	375,775	87,357	329,195	86,576	360,019
Maui Electric	73,788	359,648	73,304	317,872	72,522	372,034
	470,612	$2,507,606	468,039	$2,239,530	465,466	$2,517,035
* As of December 31.
Regulatory mechanisms. Base electric rates are set in rate cases, and on April 29, 2020, the PUC issued an order terminating the mandatory triennial rate case cycle in anticipation of the performance-based regulation framework (PBR Framework). The regulatory framework in effect in 2020 included a number of mechanisms designed to provide utility financial stability during the transition toward the state’s 100% renewable energy goals. For example, under the sales decoupling mechanism, the Utilities are allowed to recover from customers, target test year revenues, independent of the level of kilowatt-hour (kWh) sales, which declined measured on an annual basis from 2008 to 2018, as privately-owned distributed energy resources have been added to the grid and energy efficiency measures have been put into place.
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

A summary of these regulatory mechanisms, most of which have been either maintained, modified, or approved under PBR as noted, is as follows:

Mechanism	Description	PBR Framework (effective June 2021)
Sales decoupling	Provides predictable revenue stream by fixing net revenues at the level approved in last rate case (revenues not linked to kWh sales)	Maintained under PBR
Annual Revenue Adjustment (ARA)	Annually adjusts revenue levels during a Multi-Year Rate Period, determined by formula which includes an inflation factor, a predetermined productivity adjustment (currently set at zero), adjustments for exceptional circumstances not in the Utilities’ control and a customer dividend.	Replaced the Revenue Adjustment Mechanism (RAM) effective June 1, 2021. The transition to the ARA includes the continuation of the 2020 RAM revenue adjustment.
Exceptional Project Recovery Mechanism (EPRM)
Reduces regulatory lag and permits recovery of revenues for net costs of approved eligible projects placed in service during the Multi-Year Rate Period through the revenue balancing account (RBA) that is not provided for by other effective tariffs, the ARA, Performance Incentive Mechanism (PIMS) or Shared Savings Mechanisms (SSMs).
Formerly known as the Major Projects Interim Recovery adjustment mechanism (MPIR). The EPRM was modified to include recovery of both capital and O&M expenses and to permit the Utilities to include the full amount of approved costs for recovery in the first year that projects are placed into service, pro-rated for the portion of the year that projects are in service.
Energy cost recovery clause (ECRC) and purchased power adjustment clause (PPAC)	Allows for timely recovery of fuel and purchased power costs to reduce earnings volatility. Symmetrical fossil fuel cost risk-sharing (98% customer/2% utility) mechanism established for Hawaiian Electric, Hawaii Electric Light and Maui Electric capped at $2.5 million, $0.6 million and $0.6 million annually, respectively.	Maintained under PBR
Performance incentive mechanism (PIM) / Shared Savings Mechanism (SSM)	Annually adjusts revenue to recover from or credit customers for specific areas of the Utilities’ performance measured against the PUC’s approved targets.	Maintained under PBR with a portfolio of SSMs and new PIMs added to encourage acceleration in renewables, grid services, interconnection, low-to-moderate income energy efficiency, and advanced metering infrastructure and allows for financial rewards for exemplary performance.
Pension and other post-employment benefit trackers	Allow tracking of pension and other post-employment benefit costs and contributions above or below the cost included in rates in a separate regulatory asset/liability account	Maintained under PBR
Renewable energy infrastructure program	Permits recovery of renewable energy infrastructure projects through a surcharge	Maintained under PBR
Expedited Pilot Process
Fosters innovation by establishing an expedited implementation process for pilots that test new technologies, programs, business models and other arrangements. Proposed pilots are subject to PUC approval with a total annual cap of $10 million.
Approved under PBR to allow for timely cost recovery of annual expenditures of approved pilot projects through an adjustment to target revenues.
Earnings Sharing Mechanism (ESM)	Protects the Utilities and customers from excessive earnings or losses, as measured by the Utilities’ achieved rate making ROACE.
Maintained under PBR, adjusted to reflect a symmetrical ESM for achieved rate making ROACE outside of a 300 basis points dead band above or below the current authorized ROACE of 9.5% for each of the Utilities.

Seasonality.  kWh sales of the Utilities follow a seasonal pattern, but they do not experience extreme seasonal variations experienced by some electric utilities on the U.S. mainland. In Hawaii, kWh sales tend to increase in the warmer, more humid months as a result of increased demand for air conditioning, and with cloudy and rainy weather due to lower production by privately owned customer photovoltaic (PV) systems. In 2021, kWh sales increased compared to the prior year due to the easing of pandemic related restrictions and increased domestic travel to Hawaii, which in turn increased the demand for electricity.
Significant customers.  The Utilities derived approximately 11% of their operating revenues in each of 2021, 2020 and 2019 from the sale of electricity to various federal government agencies. Hawaiian Electric continues to work with various federal agencies to implement measures that will help them achieve their energy efficiency, resilience and clean energy objectives.

Selected consolidated electric utility operating statistics.

Years ended December 31	2021	2020	2019	2018	2017
MWh sales (thousands)
Residential	2,491.6	2,525.4	2,439.3	2,410.8	2,334.5
Commercial	2,572.5	2,456.0	2,793.0	2,810.8	2,867.9
Industrial	3,174.3	3,118.0	3,467.2	3,425.1	3,443.3
Other	22.7	20.8	40.5	42.1	44.7
	8,261.1	8,120.2	8,740.0	8,688.8	8,690.4
MWh net generated and purchased (thousands)
Net generated	4,501.0	4,629.2	4,972.7	4,966.4	4,888.4
Purchased	4,153.7	3,896.2	4,168.6	4,139.3	4,247.1
	8,654.7	8,525.4	9,141.3	9,105.7	9,135.5
MWh customer-sited solar (thousands)	1,418.0	1,325.8	1,224.6	948.4	862.6
RPS (%)	38.4	34.5	28.4	26.7	26.8
Losses and system uses (%)	4.3	4.5	4.2	4.4	4.7
Energy supply (December 31)
Net generating capability—MW	1,738	1,737	1,737	1,739	1,673
Firm and other purchased capability—MW1	540	517	517	517	551
	2,278	2,254	2,254	2,256	2,224
Net peak demand—MW2	1,471	1,471	1,601	1,598	1,584
Btu per net kWh generated	10,988	10,834	10,860	10,826	10,812
Average fuel oil cost per MBtu (cents)	1,305.4	1,028.7	1,337.6	1,420.2	1,114.3
Customer accounts (December 31)
Residential	414,713	412,484	409,689	407,505	406,241
Commercial	54,373	54,035	54,233	54,075	53,732
Industrial	698	694	700	696	656
Other	828	826	844	813	1,596
	470,612	468,039	465,466	463,089	462,225
Electric revenues (thousands)
Residential	$843,655	$770,135	$791,398	$788,028	$691,857
Commercial	802,878	708,180	829,000	843,326	766,921
Industrial	853,293	754,775	884,722	882,443	776,808
Other	7,780	6,440	11,915	12,410	12,009
	$2,507,606	$2,239,530	$2,517,035	$2,526,207	$2,247,595
Average revenue per kWh sold (cents)	30.35	27.58	28.80	29.07	25.86
Residential	33.86	30.50	32.44	32.69	29.64
Commercial	31.21	28.83	29.68	30.00	26.74
Industrial	26.88	24.21	25.52	25.76	22.56
Other	34.19	31.01	29.39	29.47	26.82
Residential statistics
Average annual use per customer account (kWh)	6,022	6,145	5,967	5,923	5,779
Average annual revenue per customer account	$2,039	$1,874	$1,936	$1,936	$1,713
Average number of customer accounts	413,725	410,973	408,768	407,044	403,983
1Puna Geothermal Venture (PGV) with 34.6 MW of firm capacity went offline due to lava flow on Hawaii Island since May 2018, but returned to service with firm capacity of 13 MW in the first quarter of 2021 and ramped up to 23.9 MW in the second quarter and continued to provide 23.9 MW for the remainder of 2021.
2Sum of the net peak demands on all islands served, noncoincident and nonintegrated.

Generation statistics.  The following table contains certain generation statistics as of and for the year ended December 31, 2021. The net generating and firm purchased capability available for operation at any given time may be more or less than shown because of capability restrictions or temporary outages for inspection, maintenance, repairs or unforeseen circumstances.

	Hawaiian Electric	Hawaii Electric Light	Maui Electric
	Island of Oahu	Island of Hawaii	Island of Maui	Island of Lanai	Island of Molokai	Total
Net generating and firm purchased capability (MW) as of December 31, 2021[1]
Conventional oil-fired steam units	999.5	50.1	35.9	—	—	1,085.5
Diesel internal combustion engine	—	29.5	96.8	9.4	9.8	145.5
Simple-cycle combustion turbines	230.8	46.3	—	—	2.2	279.3
Dual train combined-cycle unit	—	56.3	113.6	—	—	169.9
Biodiesel internal combustion engine	57.4	—	—	—	—	57.4
Firm contract power[2]	456.5	83.9	—	—	—	540.4
	1,744.2	266.1	246.3	9.4	12.0	2,278.0
Net peak demand (MW)[3]	1,072.0	193.9	193.4	6.1	5.8	1,471.2
Reserve margin	61.6%	37.2%	30.7%	54.1%	106.9%	54.8%
Annual load factor	68.5%	65.5%	61.3%	68.2%	62.6%	67.2%
MWh net generated and purchased (thousands)	6,435.8	1,112.1	1,038.6	36.4	31.8	8,654.7
1Hawaiian Electric units at normal ratings; Hawaii Electric Light and Maui Electric units at reserve ratings.
2Nonutility generators - Hawaiian Electric: 208 MW (Kalaeloa Partners, L.P., oil-fired), 180 MW (AES Hawaii, Inc., coal-fired) and 68.5 MW (HPOWER, refuse-fired); Hawaii Electric Light: 60 MW (Hamakua Energy, oil-fired). Hawaii Electric Light also has a firm capacity PPA with PGV for 34.6 MW that went offline due to lava flow on Hawaii Island since May 2018, but returned to service with firm capacity of 13 MW in the first quarter of 2021 and ramped up to 23.9 MW in the second quarter. PGV’s capability of 23.9 MW has been incorporated into the utility’s firm contract power capability as of December 31, 2021.
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
Hawaiian Electric firm capacity PPAs.  Hawaiian Electric currently has three major PPAs that provide a total of 456.5 MW of firm capacity, representing 26% of Hawaiian Electric’s total net generating and firm purchased capacity on the Island of Oahu as of December 31, 2021.

In March 1988, Hawaiian Electric entered into a PPA with AES Hawaii, Inc. (AES Hawaii), a Hawaii-based, indirect subsidiary of The AES Corporation. The agreement with AES Hawaii, as amended, provides that, for a period of 30 years beginning September 1992 and ending on September 1, 2022, Hawaiian Electric will purchase 180 megawatts (MW) of firm capacity. The AES Hawaii coal-fired cogeneration plant utilizes a “clean coal” technology. See “Commitments and contingencies–Power purchase agreements–AES Hawaii, Inc.” in Note 3 of the Consolidated Financial Statements for an update regarding this PPA.
Under a 1988 PPA, as amended, Hawaiian Electric is committed to purchase 208 MW of firm capacity from Kalaeloa Partners, L.P. (Kalaeloa). The Kalaeloa facility, which is a Qualifying Facility (QF), is a combined-cycle operation, consisting of two oil-fired combustion turbines burning low sulfur fuel oil (LSFO) and a steam turbine that utilizes waste heat from the combustion turbines. The PPA term ended on May 23, 2016; however, the parties were in negotiations for a new agreement and the PPA automatically extended on a month-to-month basis while the parties were negotiating in good faith. The parties executed an Amended and Restated Power Purchase Agreement on October 29, 2021, which among other provisions extends the term for ten contract years after the effective date. The Amended and Restated Power Purchase Agreement was filed with the PUC on November 24, 2021 for review and approval.
Hawaiian Electric also entered into a PPA in March 1986 and a firm capacity amendment in April 1991 with the City and County of Honolulu with respect to a refuse-fired plant (HPOWER). Under the PPA, as amended and restated, Hawaiian Electric is committed to purchase 68.5 MW of firm capacity annually up until the PPA expires on April 2, 2033.
Hawaii Electric Light firm capacity PPAs.  Hawaii Electric Light has two major PPAs that provide a total of 83.9 MW of firm capacity, representing 32% of Hawaii Electric Light’s total net generating and firm purchased capacity on the Island of Hawaii as of December 31, 2021.
In October 1997, Hawaii Electric Light entered into an agreement with Encogen, which was succeeded by Hamakua Energy Partners, L. P. (HEP). The agreement requires Hawaii Electric Light to purchase up to 60 MW (net) of firm capacity for a period of 30 years, expiring on December 31, 2030. The dual-train combined-cycle facility consists of two oil-fired combustion turbines and a steam turbine that utilizes waste heat from the combustion turbines, which primarily burns naphtha (a mixture of liquid hydrocarbons) and, starting in late 2019, biodiesel (comprising approximately 21% of the fuel mix in 2021). In November 2017, Hamakua Energy, an indirect subsidiary of HEI, purchased the plant from HEP.
Hawaii Electric Light has a 35-year PPA, as amended, with Puna Geothermal Venture (PGV) for 34.6 MW of firm capacity from its geothermal steam facility, which will expire on December 31, 2027. However, the PGV facility went offline in May 2018 due to lava flow on Hawaii Island. In March 2019, Hawaii Electric Light entered into a Rebuild Agreement with PGV, which sets forth the parties’ respective responsibilities associated with restoration of the facility. The Rebuild Agreement shall govern the terms until PGV becomes fully operational. In December 2019, Hawaii Electric Light entered into an Amended and Restated PPA with PGV to, among other things, extend the term by 25 years to 2052 and expand the firm capacity capable of being delivered to 46 MW, subject to PUC approval. PGV returned to service at a level providing limited output without firm capacity in the fourth quarter of 2020 and is currently providing 23.9 MW of capacity. See “New renewable PPAs” in the “Developments in renewable energy efforts” section in Hawaiian Electric’s MD&A.
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
Fuel oil usage and supply.  The rate schedules of the Utilities include ECRCs under which electric rates (and consequently the revenues of the electric utility subsidiaries generally) are adjusted for changes in the weighted-average price paid for fuel oil and certain components of purchased power, and the relative amounts of company-generated power and purchased power. See discussion of rates and issues relating to the ECRC below under “Rates,” and “Material estimates and critical accounting policies–Revenues” in Hawaiian Electric’s MD&A.
Hawaiian Electric’s steam generating units consume LSFO and Hawaiian Electric’s combustion turbine peaking units consume diesel, including Hawaiian Electric’s Campbell Industrial Park generating facility which recently converted from B99 grade biodiesel to diesel. Hawaiian Electric’s Schofield Generating Station consumes mostly B99 grade biodiesel, but is permitted to also burn ultra-low sulfur diesel (ULSD).

Hawaii Electric Light’s and Maui Electric’s steam generating units burn high sulfur fuel oil (HSFO) and Hawaii Electric Light’s and Maui Electric’s Maui combustion turbine generating units burn diesel. Hawaii Electric Light’s and Maui Electric’s Maui, Molokai, and Lanai diesel engine generating units burn ULSD.
See “Fuel contracts” in Hawaiian Electric’s MD&A.
The following table sets forth the average cost of fuel oil used by Hawaiian Electric, Hawaii Electric Light and Maui Electric to generate electricity in 2021, 2020 and 2019:

	Hawaiian Electric		Hawaii Electric Light		Maui Electric		Consolidated
	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu
2021	79.10	1,275.9	80.52	1,333.9	83.45	1,404.0	80.06	1,305.4
2020	62.06	1,003.7	63.21	1,048.3	66.81	1,122.7	63.00	1,028.7
2019	81.02	1,304.8	81.96	1,354.0	86.58	1,454.8	82.17	1,337.6
The average per-unit cost of fuel oil consumed to generate electricity for Hawaiian Electric, Hawaii Electric Light and Maui Electric reflects a different volume mix of fuel types and grades as follows:

	Hawaiian Electric		Hawaii Electric Light		Maui Electric
	% LSFO	% Biodiesel/Diesel	% HSFO	% Diesel	% HSFO	% Diesel
2021	93	7	41	59	22	78
2020	94	6	39	61	24	76
2019	93	7	44	56	24	76
The prices that Hawaiian Electric and Hawaii Electric Light pay for purchased energy from certain older nonutility generators are generally linked to the price of oil. The AES Hawaii energy prices vary primarily with an inflation index. The energy prices for Kalaeloa, which purchases LSFO from Par Hawaii Refining, LLC (PAR), vary primarily with the price of Asian crude oil. On December 31, 2019, Hawaii Electric Light and PGV entered into an Amended and Restated Power Purchase Agreement, which delinks the pricing for energy delivered from the facility from fossil fuel prices. Hamakua Energy’s energy prices vary primarily with the cost of naphtha.
The Utilities estimate that 67% of the net energy they generate will come from fossil fuel oil in 2022 compared to 63% in 2021. Hawaiian Electric generally maintains an average system fuel inventory level equivalent to 47 days of forward consumption. Hawaiian Electric is targeting to increase inventory level equivalent to 59 days in 2022 in response to the expiration of the PPA with AES Hawaii on September 1, 2022. Hawaii Electric Light and Maui Electric generally maintain an average system fuel inventory level equivalent to approximately one month’s supply of both HSFO and diesel. The PPAs with AES Hawaii and Hamakua Energy require that they maintain certain minimum fuel inventory levels.
Rates.  Hawaiian Electric, Hawaii Electric Light and Maui Electric are subject to the regulatory jurisdiction of the PUC with respect to rates, issuance of securities, accounting and certain other matters. See “Regulation” below.
General rate increases require the prior approval of the PUC after public and contested case hearings. Rates for Hawaiian Electric and its subsidiaries include ECRCs, and PPACs. Under current law and practices, specific and separate PUC approval is not required for each rate change pursuant to automatic rate adjustment clauses previously approved by the PUC. Public Utility Regulatory Policies Act of 1978 (PURPA) requires the PUC to periodically review the adjustment clauses related to energy cost of electric and gas utilities in the state, and such clauses, as well as the rates charged by the utilities generally, are subject to change. PUC approval is also required for all surcharges and adjustments before they are reflected in rates.
See “Material estimates and critical accounting policies–Revenues” in Hawaiian Electric’s MD&A and “Most recent rate proceedings,” and “Utility projects” under “Commitments and contingencies” in Note 3 of the Consolidated Financial Statements.
Competition.  See “Competition” in Hawaiian Electric’s MD&A.
Regulation.  The PUC regulates the rates, issuance of securities, accounting and certain other aspects of the operations of Hawaiian Electric and its electric utility subsidiaries. See the previous discussion under “Rates” and the discussions under “Most recent rate proceedings” in Note 3 of the Consolidated Financial Statements.
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
Energy efficiency. The PUC issued an order on January 3, 2012 approving a framework for Energy Efficiency Portfolio Standards (EEPS) that set 2008 as the initial base year for evaluation and linearly allocated the 2030 goal to interim incremental reduction goals of 1,375 GWH by 2015 and 975 GWH by each of the years 2020, 2025 and 2030. Pursuant to the PUC’s EEPS framework, the PUC has contracted with a public benefits fee administrator to operate and manage energy efficiency programs, and any incentive and/or penalty mechanisms applicable solely to the public benefit fee administrator and related to the achievement of the goals are at the discretion of the PUC.
The Division of Consumer Advocacy’s 2019 Compliance Resolution Fund Report states that Hawaii continues to progress towards its 2030 Renewable Portfolio Standards and EEPS goals. The EEPS has contributed to lower kWh sales; however, the implementation of sales decoupling has delinked sales and revenues. See “Regulatory mechanisms” above.
Electrification of Transportation. In June 2018, the PUC initiated a proceeding to review the Utilities’ Electrification of Transportation (EoT) Strategic Roadmap, which provided an economic analysis for light duty electric vehicles on the island of Oahu, Maui and Hawaii. In July 2019 the Utilities filed a study analyzing data regarding the critical backbone for electric vehicle charging needs in their service territories. In October 2019, the Utilities filed their EoT Workplan, establishing a schedule to continue implementation of the EoT roadmap with a focus on EV rate design and make-ready charging infrastructure in the near-term. The Utilities followed through on the EoT Workplan in 2020, with three filings: the electric bus make ready infrastructure pilot, Charge Ready Hawaii commercial infrastructure pilot, and two commercial EV rates, EV-J and EV-P. The electric bus make ready infrastructure pilot, EV-J and EV-P, and Charge Ready Hawaii commercial infrastructure pilot were approved by the PUC on May 7, 2021, December 30, 2021 and January 24, 2022, respectively, and will launch in the first and fourth quarters of 2022. In August 2020, the Utilities committed to electrifying 100% of its class 1 vehicles (sedans, SUVs and light trucks) by 2035.
Renewable Portfolio Standards. In 2015, Hawaii’s RPS law was amended to require electric utilities to meet an RPS of 15%, 30%, 40%, 70% and 100% by December 31, 2015, 2020, 2030, 2040 and 2045, respectively. Energy savings resulting from energy efficiency programs do not count toward the RPS since 2014 (only electrical generation using renewable energy as a source counts). The Utilities’ also exceeded the 30% RPS target for 2020, achieving an RPS of 34.5%, and in 2021, achieved an RPS of 38.4%.
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
The TSCA regulations specify procedures for the handling and disposal of polychlorinated biphenyls (PCBs), a compound found in some transformer and capacitor dielectric fluids. The TSCA regulations also apply to responses to releases of PCBs to the environment. The Utilities have instituted procedures to monitor compliance with these regulations and have implemented a program to identify and replace PCB transformers and capacitors in their systems. On October 22, 2021, the EPA published its proposed rule entitled “Alternate PCB Extraction Methods and Amendments to PCB Cleanup and Disposal Regulations” in the Federal Register. The EPA is proposing to expand options for the methods used to characterize and verify the cleanup of PCBs, and amend the performance-based disposal option along with other amendments to improve the implementation of the regulations, clarify ambiguity, and correct technical errors. The EPA comments period closed on January 20, 2022.

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
Properties. As of December 31, 2021, the Utilities’ ownership in generating assets was as follows:

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

As of December 31, 2021, the Utilities’ ownership in fuel storage facilities was as follows:

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
Bank
General.  ASB is one of the largest financial institutions headquartered in the State of Hawaii with assets of $9.2 billion and deposits of $8.2 billion, as of December 31, 2021. ASB is a full-service community bank that serves both consumer and commercial customers and operates 42 branches on the islands of Oahu (29), Maui (6), Hawaii (4), Kauai (2), and Molokai (1).
In 2021, ASB’s revenues and net income amounted to approximately 11% and 41% of HEI’s consolidated revenues and net income, respectively, compared to approximately 12% and 29% in 2020 and approximately 11% and 41% in 2019.
At the time of HEI’s acquisition of ASB, HEI agreed with the Office of Thrift Supervision (OTS), Department of Treasury’s predecessor regulatory agency, that ASB’s regulatory capital would be maintained at a level of at least 6% of ASB’s total liabilities, or at such greater amount as may be required from time to time by regulation. Under the agreement, HEI’s obligation to contribute additional capital to ensure that ASB would have the capital level required by the OTS was limited to a maximum aggregate amount of approximately $65.1 million. As of December 31, 2021, as a result of certain HEI contributions of capital to ASB over the years, HEI’s maximum obligation under the agreement to contribute additional capital has been reduced to approximately $28.3 million. ASB is subject to OCC regulations on dividends and other distributions and ASB must receive a letter from the FRB communicating the OCC’s and FRB’s non-objection to the payment of any dividend ASB proposes to declare and pay to ASB Hawaii and HEI. In addition to OCC oversight, federal law and Federal Reserve Board policy require that HEI, as a savings and loan holding company, serve as a source of financial and managerial strength for any FDIC-insured depository institution that it controls. Accordingly, if ASB were to be in financial distress or to otherwise be viewed by the regulators as in unsatisfactory condition, HEI could be required to provide additional capital or liquidity support or take other action, in support of ASB.
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
Residential mortgage lending.  ASB originates fixed rate and adjustable rate loans secured by single family residential property, including investor-owned properties, with maturities of up to 30 years. ASB’s general policy is to require private mortgage insurance when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For non-owner-occupied residential property purchases, the loan-to-value ratio typically may not exceed 75% of the lower of the appraised value or purchase price at origination.
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
Deposits and sources of funds. Deposits continue to be the largest source of funds for ASB for use in lending, meeting liquidity requirements and making investments, and are affected by market interest rates, competition and management’s responses to these factors. While deposits have increased by $785 million in 2021 in part due to PPP loan proceeds and consumer economic impact payments from the CARES Act stimulus program, deposit retention and sustained growth will remain challenging in the current environment due to the low level of short-term interest rates. ASB borrows on a short-term basis to compensate for seasonal or other reductions in deposit flows. ASB may borrow on a longer-term basis to support expanded lending or investment activities. Advances from the Federal Home Loan Bank (FHLB) of Des Moines and securities sold under agreements to repurchase continue to be additional sources of funds, but they are a higher cost funding source than deposits.
Competition.  The banking industry in Hawaii is highly competitive. At December 31, 2021, there were 7 financial institutions insured by the FDIC headquartered in the State of Hawaii. While ASB is one of the largest financial institutions in Hawaii, based on total assets, ASB faces vigorous competition for deposits and loans from two larger banking institutions based in Hawaii and from smaller institutions that heavily promote their services in niche areas, such as providing financial services to small and medium-sized businesses, as well as national financial services organizations. Competition for loans and deposits comes primarily from other savings institutions, commercial banks, credit unions, securities brokerage firms, money market and mutual funds and other investment alternatives. ASB faces additional competition in seeking deposit funds from various types of corporate and government borrowers, including insurance companies. Competition for origination of mortgage loans comes primarily from mortgage banking and brokerage firms, commercial banks, other savings institutions, insurance companies and real estate investment trusts. These entities may have a physical presence in the State of Hawaii or operate from out of state and provide online services. See also “Bank—Executive overview and strategy” in HEI’s MD&A.
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
The primary factors in competing for deposits are interest rates, the quality and range of services offered, marketing, convenience of locations, hours of operation, availability and functionality of other non-branch channels such as online and mobile banking and perceptions of the institution’s financial soundness and safety. To compete effectively, ASB offers a variety of savings and checking accounts at competitive rates, convenient business hours, convenient branch locations with interbranch deposit and withdrawal privileges at each branch, convenient automated teller machines and other banking options including online and mobile banking platforms. ASB also conducts advertising and promotional campaigns.
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
Changes to Community Bank Leverage Ratio. In April 2020, the federal bank regulatory agencies issued two interim final rules to implement Section 4012 of the CARES Act, which requires the agencies to temporarily lower the community bank leverage ratio to 8 percent. The two rules modify the community bank leverage ratio framework so that:
•Beginning in the second quarter of 2020 and until the end of 2020, a banking organization that has a leverage ratio of 8 percent or greater and meets certain other criteria may elect to use the community bank leverage ratio framework; and
•Community banking organizations will have until January 1, 2022 before the community bank leverage ratio requirement is re-established at greater than 9 percent.
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
In the second quarter of 2020, ASB had adopted the community bank leverage ratio framework and reported its Tier 1 leverage ratio only. Beginning in the third quarter of 2021, ASB began reporting all of the required capital ratios as the Bank did not meet the requirements of the community bank leverage ratio framework. With Tier 1 leverage, common equity, Tier 1 capital and total capital ratios of 7.9%, 13.3%, 13.3% and 14.3%, respectively as of December 31, 2021, ASB’s regulatory capital ratios exceeded the minimum regulatory capital requirements of 4.0%, 4.5%, 6.0% and 8.0%, respectively.
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
Liquidity.  OCC regulations require ASB to maintain sufficient liquidity to ensure safe and sound operations. ASB’s principal sources of liquidity are customer deposits, borrowings, the maturity and repayment of portfolio loans and securities and the sale of loans into secondary market channels. ASB’s principal sources of borrowings are advances from the FHLB of Des Moines and securities sold under agreements to repurchase from broker/dealers. ASB is approved by the FHLB of Des Moines to borrow an amount of up to 35% of assets to the extent it provides qualifying collateral and holds sufficient FHLB of Des Moines stock. As of December 31, 2021, ASB’s unused FHLB of Des Moines borrowing capacity was approximately $2.0 billion. ASB utilizes growth in deposits, advances from the FHLB of Des Moines and securities sold under agreements to repurchase to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and make investments. As of December 31, 2021, ASB had loan commitments, undisbursed loan funds and unused lines and letters of credit of $1.9 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
Supervision.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (the FDICIA) establishes a statutory framework that is triggered by the capital level of a financial institution and subjects it to progressively more stringent restrictions and supervision as capital levels decline. The prompt corrective action capital requirements establish thresholds for varying degrees of oversight and intervention by regulators. Declines in levels of capital, depending on their severity, will result in increasingly stringent mandatory and discretionary regulatory consequences. Capital levels may decline for any number of reasons, including reductions that would result if there were losses from operations, deterioration in collateral values or the inability to dispose of real estate owned (typically acquired by foreclosure). The regulators have substantial discretion in the corrective actions they might direct and could include restrictions on dividends and other distributions that ASB may make to HEI (through ASB Hawaii) and the requirement that ASB develop and implement a plan to restore its capital. The OCC rules implement the system of prompt corrective action. In particular, the rules define the relevant capital measures for the categories of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” As of December 31, 2021, ASB was “well-capitalized.”
Interest rates.  FDIC regulations restrict the ability of financial institutions that are undercapitalized to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2021, ASB was “well capitalized” and thus not subject to these interest rate restrictions.
Qualified thrift lender test. ASB is a “qualified thrift lender” (QTL) under its federal thrift charter and, in order to maintain this status, ASB is required to maintain at least 65% of its assets in “qualified thrift investments,” measured on a monthly average basis in 9 out of the previous 12 months, which include housing-related loans (including mortgage-backed securities) as well as certain small business loans, education loans, loans made through credit card accounts and a basket (not exceeding 20% of total assets) of other consumer loans and other assets. Institutions that fail to maintain QTL status are subject to various penalties, including limitations on their activities. In ASB’s case, the activities of HEI, ASB Hawaii and HEI’s other subsidiaries would also be subject to restrictions if ASB failed to maintain its QTL status, and a failure or inability to comply with those restrictions could effectively result in the required divestiture of ASB. As of December 31, 2021, and at all times during 2021, ASB was a qualified thrift lender.
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
ASB’s required holding in the stock of the FHLB is both membership and activity-based. Membership is based on a percentage of total assets (0.12%) while the portion related to activity is based on a percentage of outstanding activity, mainly advances (4%). As of December 31, 2021, ASB was required and owned capital stock in the FHLB of Des Moines in the amount of $10.0 million.
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
Properties.  ASB owns or leases several office buildings in Honolulu and owns land on which a number of its branches are located.
The following table sets forth the number of bank branches owned and leased by ASB by island:

	Number of branches
December 31, 2021	Owned	Leased	Total
Oahu	10	19	29
Maui	2	4	6
Hawaii	3	1	4
Kauai	1	1	2
Molokai	—	1	1
	16	26	42
As of December 31, 2021, the net book value (NBV) of branches and office facilities was $175 million ($168 million represents the NBV of the land and improvements for the branches and office facilities owned by ASB and $7 million represents the NBV of ASB’s leasehold improvements). As of December 31, 2020, the NBV of branches and office facilities was $180 million ($174 million represents the NBV of the land and improvements for the branches and office facilities owned by ASB and $6 million represents the NBV of ASB’s leasehold improvements). The leases expire on various dates through December 2040, but many of the leases have extension provisions.
As of December 31, 2021, ASB owned 122 automated teller machines.
In January and February 2022, ASB closed three branches (one each on the islands of Oahu, Maui and Hawaii) that are owned by the Bank.
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
Holding company and company-wide risks.
COVID-19—Our business, financial condition, liquidity and results of operations are being and could continue to be adversely impacted by the ongoing effects of the COVID-19 pandemic. Due to the numerous country, state, city and local jurisdictions that have imposed “shelter-in-place” orders or other restrictions in response to the COVID-19 pandemic, including travel restrictions that directly impact the Hawaii economy, economic activity in the state has been adversely impacted. While many restrictions have been subsequently lifted as vaccination rates increased and new daily case counts moderated, leading to improved economic conditions, new COVID-19 variants, such as Omicron, could require a reinstatement of restrictions that would threaten the ongoing economic recovery. Until the economy recovers more broadly, the Utilities expect that demand for electricity will remain muted and past due accounts receivables at the Utilities could remain at an elevated level, which has an impact on liquidity. While the Utilities expect to recover the difference between PUC approved target revenues and recorded adjusted revenues (regardless of the level of kWh sales) through the revenue balancing account under the decoupling mechanism based on estimated sales, starting on January 1st of the following year, the collection occurs on a lagged basis. If the difference to be collected, which needs to be financed in the interim, exceeds the Utilities’ current liquidity sources, there can be no assurance that the Utilities will be able to secure additional liquidity sources at a reasonable cost, or at all, or if the difference becomes so large that it would result in a significant increase in customer bills, whether the PUC will allow recovery of such difference through the revenue balancing account. In addition to lower and lagged collections, the COVID-19 pandemic has also resulted in higher costs and expenses. While the Utilities have been granted deferral treatment of certain COVID-19 related costs, such as higher bad debt expense, non-collection of late payment fees, higher financing costs, sequestration costs for mission-critical employees and other costs and expenses, there can be no assurance that the PUC will grant recovery of such costs, and such costs could be material. Additionally, in light of the significant impact that economic conditions have had on residents and businesses in the state, a stipulated settlement between Hawaiian Electric and the Division of Consumer Advocacy of the Department of Commerce and Consumer Affairs, reflecting no base rate increase, was submitted in the Hawaiian Electric 2020 test year rate case, and approved by the PUC in October 2020. While the Utilities were successful in offsetting the no base rate increase with corresponding cost decreases in 2021, such reduction of cost in future periods is not assured and, therefore, the inability to achieve targeted cost savings could adversely affect the Utilities’ results of operations in future periods.
ASB’s net interest income has also been adversely impacted by lower interest rates across the curve, which are influenced by economic conditions. Accordingly, an extended economic slowdown could have a significant continuing impact on its net interest income. In addition, while economic conditions improved in 2021, COVID-19 variants, such as Omicron, could lead to an extended economic slowdown that may affect the ability of borrowers to make payments on their loans, which would have an adverse impact on ASB’s provision for credit losses.
While the Company believes that it has sufficient liquidity to continue to operate through this crisis, there can be no assurance that sufficient liquidity will be available if the slowdown in economic activity continues for an extended period of time or worsens from current levels.
The Company continues to closely monitor the situation and will continue to take appropriate actions to operate its businesses and protect its workforce while serving customers and the community. If the current weakness in economic activity persists for an extended period of time or worsens from current levels, it could have a material adverse effect on the Company. These effects could include, but are not limited to:
•Disruptions or restrictions on employees’ ability to work effectively due to illness, travel restrictions, quarantines, shelter-in-place orders or other limitations.
•The inability of customers, IPPs, contractors, suppliers, creditors and other business partners to fulfill their obligations due to various factors, including, but not limited to, supply chain disruptions, labor shortages and wage inflation, which could result in unanticipated project costs. For example, several IPPs have declared force majeure, citing the pandemic, which could potentially result in significant project delays or project cancellations. In addition, several of the recently procured renewable projects have experienced delays or have been declared null and void by the independent power producers due to a number of issues, including supply chain disruptions.
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
Due to the unprecedented nature of the pandemic and the significant uncertainty it creates, including the unknown severity and duration of the pandemic and the resulting impact it may have on Hawaii businesses and residents of the state, which could also be affected by the pace of distribution, administration, and efficacy of the COVID-19 vaccine against variants, as well as the proportion of the population vaccinated and boosted, the Company is unable to predict the full extent of the future impact on the Company’s businesses at this time, and those impacts could have a material adverse effect on the Company’s results of operations, financial position, and cash flows.
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
•the provisions of an HEI agreement entered into with federal bank regulators in connection with its acquisition of its bank subsidiary, ASB, which requires HEI to contribute additional capital to ASB (up to a maximum amount of additional capital of $28.3 million as of December 31, 2021 under the Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988, between HEI, HEIDI (HEI Diversified Inc.) and the Federal Savings and Loan Insurance Corporation) upon request of the regulators in order to maintain ASB’s regulatory capital at the level required by regulation;
•obligations under federal law and Federal Reserve Board policy, which require that a savings and loan holding company serve as a source of financial and managerial strength for any FDIC-insured depository institution that it controls, and accordingly, if ASB were to be in financial distress or to otherwise be viewed by the regulators as in unsatisfactory condition, HEI could be required to provide additional capital or liquidity support or take other action, in support of ASB;
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
Interest rate risk also represents a market risk factor affecting the fair value of ASB’s investment securities. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair values of those instruments, respectively. Disruptions in the credit markets, a liquidity crisis in the banking industry or increased levels of residential mortgage delinquencies and defaults may result in decreases in the fair value of ASB’s investment securities and an impairment, requiring ASB to write down its investment securities. As of December 31, 2021, ASB’s investment in U.S. Treasury, federal agency obligations, and mortgage-backed securities have an implicit guarantee from the U.S. government.
Geographic Concentration Risk—The Company is subject to the risks associated with the geographic concentration of its businesses and current lack of interconnections that could result in service interruptions at the Utilities or higher default rates on loans held by ASB.  The business of the Utilities is concentrated on the individual islands they serve in the State of Hawaii. Their operations are more vulnerable to service interruptions than that of many U.S. mainland utilities because none of the systems of the Utilities are interconnected with the systems on the other islands they serve. Because of this lack of interconnections, it is necessary to maintain higher generation reserve margins than are typical for U.S. mainland utilities to help ensure reliable service. Service interruptions, including in particular extended interruptions that could result from a natural disaster or terrorist activity, could adversely impact the revenues and costs of some or all of the Utilities.
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
Competitive and Technological Risk—Increasing competition and technological advances could cause HEI’s businesses to lose customers or render their operations obsolete.  The banking industry in Hawaii, and certain aspects of the electric utility industry, are competitive. The success of HEI’s subsidiaries in meeting competition and responding to technological advances will continue to have a direct impact on HEI’s consolidated financial performance. For example:
•ASB, one of the largest financial institutions in the state, is in direct competition for deposits and loans not only with two larger institutions that have substantial capital, technology and marketing resources, but also with smaller Hawaii institutions and other U.S. institutions, including credit unions, mutual funds, mortgage brokers, finance companies, non-traditional providers of financial services and investment banking firms. Larger financial institutions may have greater access to capital at lower costs, which could impair ASB’s ability to compete effectively. New or significant advances in technology (e.g., significant advances in internet or mobile banking) or customer adoption of alternative banking channels could render the operations of ASB less competitive or obsolete.
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
Cybersecurity Risk—The Company may be subject to information technology and operational system failures, network disruptions, cyber attacks and breaches in data security that could adversely affect its businesses and reputation. The Company and its subsidiaries rely on information technology systems, some of which are managed or hosted by third party service providers, to manage its business data, communications, and other business processes. Such information technology systems may be vulnerable to cyberattacks or other security incidents, which could result in unauthorized access to confidential data, ransomware demands or disruptions to operations. In addition, there is increasing cybersecurity risk associated with the broad adoption of a remote working environment as a result of the pandemic. If the Company is unable to prevent or adequately respond to and resolve an incident, it may have a material impact on the Company’s operations or business reputation.
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

ASB is under continuous threat of loss due to cyberattacks, especially as ASB continues to expand customer capabilities to utilize the Internet and other digital channels to transact business. Two of the most significant cyberattack risks that ASB faces are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals extract funds directly from customers’ or ASB’s accounts using fraudulent schemes that may include Internet-based funds transfers. ASB has been subject to e-fraud incidents historically. Loss of sensitive customer data are attempts to steal sensitive customer data, such as account numbers and social security numbers, through unauthorized access to computer systems, including computer hacking. Such attacks are less frequent, but could present significant reputational, legal and regulatory costs if successful. Intrusion detection and prevention systems, anti-virus software, firewalls and other general information technology controls have been put in place to detect and prevent cyberattacks or information system breaches. A disaster recovery plan has been developed in the event of a natural disaster, security breach, military or terrorist action, power or communication failure or similar event. The disaster recovery plan, however, may not be successful in preventing the loss of customer data, service interruptions, disruptions to operations or damage to important facilities. Although ASB devotes significant resources to maintain and regularly upgrade its systems and processes that are designed to protect the security of ASB’s computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to ASB and its customers, there can be no assurance that such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately corrected by ASB or its vendors.
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
Any adverse decision by the PUC concerning the level or method of determining electric utility rates at the end of the multi-year rate period including the items and amounts that may be included in rate base, the returns on equity or rate base found to be reasonable, the potential consequences of exceeding or not meeting such returns, the denial of exceptional project recovery applications during the multi-year rate period, adverse impact of adjustments made to the PBR Framework, decisions on recovery of exogenous items under the PBR Framework, or any prolonged delay in rendering a decision in a rate or other proceeding could have a material adverse effect on Hawaiian Electric’s consolidated results of operations, financial condition and liquidity.
To improve the timing and certainty of the recovery of their costs, the Utilities have proposed and/or received approval of various cost recovery mechanisms, including an ECRC (includes a PUC-ordered 98%/2% risk-sharing split between customers and the Utilities for fossil fuel price variations from baseline prices, with a current annual aggregate exposure cap of +/- $3.7 million), a PPAC, and pension and OPEB tracking mechanisms, as well as a decoupling mechanism, an exceptional project recovery mechanism (EPRM) (formerly major project interim recovery (MPIR) adjustment mechanism), and a Renewable Energy Infrastructure Program (REIP) surcharge. A change in, or the elimination of, any of these cost recovery mechanisms, could have a material adverse effect on the Utilities. See “Regulatory mechanisms” in Electric Utility’s Business.
Under the new PBR Framework, the Utilities’ annual revenue adjustment (ARA) includes a customer dividend consisting of a negative adjustment of 0.22% compounded annually and a flow through of the “pre-PBR” savings commitment from the management audit recommendations developed in the 2020 test year rate case. The ability of the Utilities to recover increasing costs and earn a reasonable return on capital investments not covered by the annual revenue adjustment (ARA) or not achieving the customer dividend and cost savings commitment could have a material adverse effect on the Utilities. Under the new PBR Framework, the existing PIMs continue, and the PUC established new PIMs and is working on additional PIMs with stakeholders. Not meeting the PIMs that have penalties for not achieving performance incentive goals or PIMs that would contribute to the Utilities’ ability to achieve their allowed ROACEs could have a material adverse effect on the Utilities.
Based on the current operations of the Utilities and regulatory framework, including the impact of the newly approved PBR Framework, the Utilities continue to follow regulatory accounting under Accounting Standards Codification (ASC) 980. Continued accounting in this manner requires that certain criteria relating to the recoverability of such costs through rates be met, including achieved financial results that support the recovery of costs. If events or circumstances should change, such that the criteria are no longer satisfied, the Utilities expect that their regulatory assets (amounting to $566 million as of December 31, 2021), net of regulatory liabilities (amounting to $997 million as of December 31, 2021), would be charged to the statement of income in the period of discontinuance. See “Performance-based regulation framework” in Note 3 of the Consolidated Financial Statements.
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
There is significant uncertainty around the potential impacts related to the recent surge in COVID-19 and the variant strains. See risk factor, “COVID-19—Our business, financial condition, liquidity and results of operations are being and could continue to be adversely impacted by the ongoing effects of the COVID-19 pandemic” in the “Holding company and company-wide” risk factor section for a discussion regarding the risks related to the recovery of deferred COVID-19 costs and expenses.
Weather Conditions Risk—Electric utility operations are significantly influenced by weather conditions and natural disasters.  The Utilities’ results of operations can be affected by the weather and natural disasters. Weather conditions, particularly temperature and humidity, directly influence the demand for electricity. In addition, severe weather and natural disasters, such as hurricanes, earthquakes, tsunamis, lava flows and lightning storms, some of which may become more severe or frequent as a result of global climate changes, have occurred in the past and will likely continue to occur in the future. When these events occur, they can cause outages and property damage and require the Utilities to incur significant additional expenses that may not be recoverable.
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
Third Party Performance Risk—Electric utility operations depend heavily on third-party suppliers of fuel and purchased power.  The Utilities rely on fuel suppliers and shippers, and IPPs to deliver fuel and power, respectively, in accordance with contractual agreements. Approximately 67% of the net energy generated or purchased by the Utilities in 2021 was generated from the burning of fossil fuel oil, and purchases of power by the Utilities provided about 48% of their total net energy generated and purchased for the same period. Failure or delay by fuel suppliers and shippers to provide fuel pursuant to existing contracts, or failure by a major IPP to deliver the firm capacity anticipated in its PPA, could disrupt the ability of the Utilities to deliver electricity, affect the Utilities’ maintenance schedules that could affect future reliability and require the Utilities to incur additional expenses to meet the needs of their customers that may not be recoverable. In addition, as the IPP contracts near the end of their terms, there may be less economic incentive for the IPPs to make investments in their units to ensure the availability of their units. Also, as these contractual agreements end, the Utilities may not be able to purchase fuel and power on terms equivalent to the current contractual agreements.
Capacity Risk—The capacity provided by the Utilities’ generating resources and third-party purchased power may not be sufficient to meet customers’ energy requirements.  The Utilities rely upon their generating resources and purchased power from third parties to meet their customers’ energy requirements. The Utilities update their evaluation of long-term generation capacity every three years to determine the Utilities’ ability to meet reasonably expected demands for service and provide reasonable reserves for emergencies and other unplanned events. These evaluations are impacted by a variety of factors, including customer energy demand, energy conservation and efficiency initiatives, economic conditions, and weather patterns. If the capacity provided by the Utilities’ generating resources and third-party purchased power is not adequate relative to customer demand, the Utilities may have to contract to buy more power from third parties, invest in additional generating facilities over the long-term, or extend the operating life of existing utility units. Any failure to meet customer energy requirements could negatively impact the satisfaction of the Utilities’ customers, which could have an adverse impact on the Utilities’ business, reputation and results of operations.
Stakeholder Activism Risk—Electric utility and third-party purchased power projects may be significantly impacted by stakeholder activism.  The potential impact of stakeholder activism could increase total utility project costs, and delay the permitting, construction and overall timing or preclude the completion of third-party or utility projects that are required to meet electricity demand, resilience and reliability objectives, and RPS and other climate related goals. If a utility project cannot be completed, the project costs may need to be written off in amounts that could result in significant reductions in Hawaiian Electric’s consolidated net income and negatively impact its financial condition and liquidity.
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
In July 2007, the State Legislature passed Act 234, which requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990. On June 20, 2014, the Governor signed the final rules required to implement Act 234 and these rules went into effect on June 30, 2014. In general, Act 234 and the GHG rule require affected sources that have the potential to emit GHGs in excess of established thresholds to reduce their GHG emissions by 16% below 2010 emission levels by 2020. In accordance with state requirements, the Utilities submitted an Emissions Reduction Plan (ERP) to the DOH on June 30, 2015, with the most recent revision filed on June 9, 2020, to reflect the partnership established between the Utilities and several IPPs. In this plan, the partnership committed to a 16% reduction in GHG emissions in accordance with the rule, which the partnership achieved in 2017 in advance of the 2020 requirement. The DOH issued the air permits incorporating the ERP including provisions to address the period of unavailability of the PGV facility on Hawaii Island. It is expected that with the advent of additional renewable projects and the application to the PUC with respect to the expansion of the PPA for the PGV project, the goals should be attainable.
Hawaii Revised Statutes (HRS) § 269-6(b) requires that “in making determinations of the reasonableness of the costs pertaining to electric or gas utility system capital improvements and operations, the PUC shall explicitly consider, quantitatively or qualitatively, the effect of the state’s reliance on fossil fuels on price volatility, export of funds for fuel imports, fuel supply reliability risk, and greenhouse gas emissions.” Based on HRS § 269-6(b) and recent case law discussing the scope of this section, the Utilities are performing GHG analyses to quantitatively or qualitatively describe the GHG emissions of proposed projects that are submitted to the PUC for approval.
In June 2018, House Bill 2182 was signed into law as Act 15 and took effect on July 1, 2018. Among its provisions, Act 15 aligned the state’s clean energy and carbon sequestration efforts with climate initiative goals and established a statewide carbon neutral goal by 2045. Under this Act, efforts would be made to “sequester more atmospheric carbon and greenhouse gases than emitted within the state as quickly as practicable, but no later than 2045.” The Hawaii Climate Change Mitigation and Adaptation Commission, administratively placed under the State Department of Land and Natural Resources, was charged with endeavoring to achieve the target, and giving consideration to the impact of its plans, decisions and strategies on the state’s ability to attain the goal. The general functions, duties and powers of the Hawaii Climate Change Mitigation and Adaptation Commission are set forth in HRS § 225P-3. To achieve its mandates, the Hawaii Climate Change Mitigation and Adaptation

Commission may recommend plans, decisions and strategies that could have an impact on various entities including the Utilities.
The Utilities have taken, and continue to identify opportunities to take, direct action to reduce GHG emissions from their operations, including, but not limited to, supporting demand-side management programs that foster energy efficiency, using renewable resources for energy production and purchasing power from IPPs generated by renewable resources, and burning renewable biodiesel at selected Hawaiian Electric and Maui Electric generating units. In November 2021, the Utilities committed to a 70% reduction in power generation GHG emissions by 2030 compared to a 2005 baseline and achievement of net zero carbon emissions from power generation by 2045. While the reduction is not mandated by law, the Utilities could suffer reputational harm if it fails to achieve its commitments, which may negatively impact its business.
The foregoing legislation or legislation that now is, or may in the future be, proposed, such as potential carbon “cap and trade” legislation that, if applicable, may fundamentally alter costs to produce electricity and accelerate the move to renewable generation, present risks and uncertainties for the Utilities.
Renewable Transition Risk—The Utilities may be subject to increased operational challenges and their results of operations, financial condition and liquidity may be adversely impacted in meeting the commitments and objectives of clean energy initiatives, Renewable Portfolio Standards (RPS) and other climate related goals. The far-reaching nature of the Utilities’ renewable energy commitments and the RPS and other climate related goals present risks to the Company. Among such risks are: (1) the potential delay by the Public Utilities Commission of the State of Hawaii (PUC) in considering (and potential disapproval of actual or proposed) renewable energy proposals and related costs; (2) the dependence on outside parties, such as the state, developers and third-party suppliers of renewable purchased energy, which if the Utilities are unsuccessful in negotiating purchased power agreements with such IPPs or if a major IPP delays or fails to deliver the anticipated capacity and/or energy in its purchased power agreement, could impact the Utilities’ achievement of their commitments to RPS and other climate related goals, eligibility for performance incentive mechanisms associated with the speed of increasing renewable generation, the ability to retire fossil fuel units, and/or the Utilities’ ability to deliver reliable service; (3) delays in acquiring or unavailability of non-fossil fuel supplies for renewable generation; (4) the impact of intermittent power to the electrical grid and reliability of service if appropriate supporting infrastructure is not installed or does not operate effectively; (5) the inability to recover the undepreciated cost of fossil fuel generating units if they are required to be retired before the end of their expected useful life; (6) uncertainties surrounding current and future renewable technologies, such as solar power, wind power, biofuels, battery storage, hydro, hydrogen, as well as related environmental assessments required to meet RPS and other climate related goals; (7) the impacts of implementation of the renewable energy proposals on future costs of electricity and potential penalties imposed by the PUC for delays in the commercial operations of renewable energy projects; (8) the likelihood that the Utilities may need to make substantial investments in related infrastructure, which could result in increased borrowings and, therefore, materially impact the financial condition and liquidity of the Utilities; (9) the imputed debt related to the pending renewable power purchase agreements under the stage 1 and stage 2 RFPs could result in a credit rating downgrade for the Utilities and the Company; and (10) the commitment to support a variety of initiatives, which, if approved by the PUC, may have a material impact on the results of operations and financial condition of the Utilities depending on their design and implementation. These initiatives include, but are not limited to, programs to enable more customer-sited generation. The implementation of these or other programs may adversely impact the results of operations, financial condition and liquidity of the Utilities.
Retirement of the AES coal plant—Hawaiian Electric’s ability to deliver reliable power could be impacted by the availability of AES’ coal plant for the remainder of the PPA term and by the availability of other generating units with the planned retirement of AES’ coal plant. The AES coal plant provides 180 MW of capacity (approximately 10% of generation) on Oahu and is scheduled for retirement on September 1, 2022. The availability of the AES coal plant as well as the availability of other IPP and utility units directly affects Hawaiian Electric’s maintenance schedules for its own and other IPP generation resources, which in turn could impact Hawaiian Electric’s ability to provide reliable service to its customers. On September 1, 2022, the PPA with AES will terminate and will not be renewed, which will require replacement capacity from other generating resources. Hawaiian Electric believes its plans, including contingency plans, are adequate to ensure reliable service through the transition period. These plans include the anticipated addition of ten renewable energy/storage projects, reserve capacity from existing generation sources, the acceleration of maintenance work during periods with anticipated higher reserve levels, multiple demand response/distributed energy resources programs and a proposed battery project. However, if there were unexpected issues with existing generation, or Hawaiian Electric is not able to implement its plans for replacement generation after September 1, 2022, it could disrupt the ability of Hawaiian Electric to deliver reliable service, result in financial loss that may not be recoverable, cause business disruptions, result in liability to customers, invite regulatory intervention or result in damage to Hawaiian Electric’s reputation, any of which could have a material adverse effect on the Utilities’ and the Company’s financial condition and results of operations.

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
Although ASB pursues an asset-liability management strategy designed to mitigate its risk from changes in market interest rates, unfavorable movements in interest rates could result in lower net interest income. Residential 1-4 family fixed-rate mortgage loans comprised about 42% of ASB’s loan portfolio as of December 31, 2021 and do not re-price with movements in interest rates. ASB continues to face a challenging interest rate environment. Increases in market interest rates could have an adverse impact on ASB’s cost of funds. Higher market interest rates could lead to higher interest rates paid on deposits and other borrowings. Significant increases in market interest rates, or the perception that an increase may occur, could adversely affect ASB’s ability to originate new loans and grow. An increase in market interest rates, especially a sudden increase, could also adversely affect the ability of ASB’s adjustable-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs. Conversely, a decrease in interest rates or a mismatching of maturities of interest sensitive financial instruments could result in an acceleration in the prepayment of loans and mortgage-backed securities and impact ASB’s ability to reinvest its liquidity in similar yielding assets.
LIBOR Sunset Transition Risk—Changes in the method for determining London Interbank Offered Rate (LIBOR) and the potential replacement of LIBOR may affect our loan portfolio and interest income on loans. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. On March 5, 2021, the ICE Benchmark Administration Limited (IBA), as administrator of LIBOR, publicly announced that it intends to cease publication of one week and two month USD LIBOR tenors on December 31, 2021 and the remaining USD LIBOR tenors on June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (SOFR). ASB has loans and other financial instruments with rates that are either directly or indirectly tied to LIBOR. Failure to adequately manage this transition process with our customers could adversely impact the Bank’s reputation.
ASB has formed a cross-functional project team to oversee the transition. The project team reports to Management and the Board on a periodic basis. The project team is organized around key work streams which cover products, systems and operational processes impacted by the transition as well as client communication. The project team has completed an inventory of existing LIBOR-indexed products, which are monitored on an ongoing basis. In addition, the project team has retired all LIBOR-based originations as of December 31, 2021 and continues to offer floating rate loans with alternative indices, including SOFR. ASB will continue to monitor legacy contracts and will continue the orderly transition away from LIBOR by June 30, 2023 in accordance with the OCC and other federal financial institution regulatory agencies’ statement on LIBOR transition.
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
Bank Regulatory Risk - Heightened regulatory requirements if ASB’s total assets exceed $10 billion. As of December 31, 2021, ASB had total assets of approximately $9.2 billion and it is possible that total assets could exceed $10 billion in the near future. The Dodd-Frank Act and its implementing regulations impose enhanced supervisory requirements on financial institutions with more than $10 billion in total assets. For financial institutions with more than $10 billion in total assets, such requirements include, among other things:

•Applicability of Volcker Rule requirements and restrictions;
•Increased capital leverage, liquidity and risk management standards;
•Examinations by the CFPB for compliance with federal consumer financial protection laws and regulations; and
•Limits on interchange fees on debit cards (Durbin Amendment)
The Economic Growth, Regulatory Relief and Consumer Protection Act (EGRRCPA), which was enacted in 2018, amended the Dodd-Frank Act to raise the $10 billion stress testing threshold to $250 billion, among other things. The federal financial regulators issued final rules in 2019 to increase the threshold for these stress testing requirements from $10 billion to $250 billion, consistent with the EGRRCPA.
ASB is already subject to limits for its interchange fees on debit cards as the Bank’s parent company, HEI, has total assets exceeding $10 billion and the Durbin Amendment did not exclude unitary thrift holding companies from the threshold for holding company assets subject to interchange fee limits.
Federal financial regulators may require ASB to take actions to prepare for compliance with the foregoing requirements before it exceeds $10 billion in total assets. ASB’s regulators may consider its preparation for compliance with these regulatory requirements when examining the Bank’s operations or considering any request for regulatory approval. ASB may, therefore, incur compliance costs before it reaches $10 billion in total assets and may be required to maintain the additional compliance procedures even if the Bank does not grow at the anticipated rate or at all.
Failure to comply with these new requirements may negatively impact the results of ASB’s operations and financial condition. To ensure compliance, the Bank may be required to invest significant resources, which may necessitate hiring additional personnel and implementing additional internal controls. These additional compliance costs may have a material adverse effect on our business, results of operations and financial condition.
Legislative Risk—Legislative and regulatory initiatives could have an adverse effect on ASB’s business.  From time to time, new legislative and other regulatory initiatives are enacted, which could have an adverse effect on ASB’s business. For example, the Dodd-Frank Act, which became law in July 2010, has had a substantial impact on the financial services industry. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on ASB’s business, results of operations, financial condition and liquidity.
Product Concentration Risk—A large percentage of ASB’s loans and securities are collateralized by real estate, and adverse changes in the real estate market and/or general economic or other conditions may result in loan losses and adversely affect the Company’s profitability.  As of December 31, 2021 approximately 83% of ASB’s loan portfolio was comprised of loans primarily collateralized by real estate, most of which was concentrated in the State of Hawaii. During 2021, ASB’s home equity lines of credit (HELOC) decreased 13% and the residential 1-4 family portfolios increased by 7%, comprising 73% of total real estate loans. ASB’s financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in the state. ASB had been pursuing a strategy that included expanding its commercial, commercial real estate and consumer lines of business. Commercial and commercial real estate loans have a higher risk profile than residential loans. Though both commercial and commercial real estate loans have shorter terms and earn higher spreads than residential mortgage loans, these loan types generally entail higher underwriting and other service costs and present greater credit risks than traditional residential mortgages. Commercial loans are secured by the assets of the business and, upon default, any collateral repossessed may not be sufficient to repay the outstanding loan balance. In addition, loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be affected by current economic conditions and adverse business developments. Commercial real estate properties tend to be unique and are more difficult to value than residential real estate properties. Commercial real estate loans may not be fully amortizing, meaning that they have a significant principal balance or “balloon” payment due at maturity. In addition, commercial real estate properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than noncommercial properties and to the corresponding burdens and costs of compliance with environmental laws and regulations. Also, there may be costs and delays involved in enforcing rights of a property owner against tenants in default under terms of leases with respect to commercial properties. For example, a tenant may seek protection under bankruptcy laws, which could result in termination of the tenant’s lease.
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
General Risk Factors.
ESG Risk—Increased scrutiny and changing stakeholder expectations with respect to our environmental, social and governance (ESG) programs may result in increased costs and expenses and may expose the Company to new or incremental risks. Companies across all industries, including HEI, face increasing stakeholder scrutiny related to ESG practices. These stakeholders include investors, customers, consumers, employees, lenders and other stakeholders, and in recent years, certain stakeholders have placed increasing importance on the impact and social cost of their investments. This increased focus and activism related to ESG may hinder the cost of, or access to, capital or financing as these investors or lenders may elect to increase their required returns on capital offered to the company, reallocate capital or not commit capital as a result of their assessment of a company’s ESG profile. Additionally, if the Company fails to adapt, or is perceived to have failed in addressing investor, lender, and other stakeholder ESG expectations or standards, which continue to evolve, or if the Company fails to fully and accurately report its progress on ESG initiatives, the Company may suffer reputational damage and its business or financial condition could be materially and adversely affected.
Human Capital Risk—HEI’s businesses may be unable to attract, hire, engage and retain a highly skilled and diverse workforce, including senior management, which could affect the Company’s execution of its growth strategy and profitability and adversely affect its future performance. The skill and experience of the Company’s employees, particularly with respect to the senior management team, are vital to the Company’s success. The management teams of HEI’s businesses have significant industry experience and would be difficult to replace. Failure to attract, hire, develop, motivate, and retain highly qualified and diverse employee talent, to develop and implement adequate succession plans for the senior management team, or to maintain a successful work culture that fosters collaboration, innovation, and communications could disrupt the Company’s operations and adversely affect its businesses and its future success. In addition, a variety of economic and social factors are exacerbating the current labor supply shortage, which may make it difficult to staff critical positions, retain key employees, and could result in significantly higher costs to maintain appropriate staffing levels with the right talent. The inability to fill these positions or a delay in staffing these positions could have a significant impact on the Company’s initiatives and strategies, which in turn would adversely affect the Company’s businesses and their future prospects.
Inflation Risk—The Company’s costs and expenses could increase as a result of inflationary pressures and such increases may not be fully offset by an increase in revenues. A variety of economic and social factors have recently driven inflation to levels above the Federal Reserve Board’s long-term target of 2%. Long-term inflationary pressures could result in higher labor, commodities, materials and supplies, outside services and capital costs, among others, that may not fully be offset by an increase in revenues, which would adversely affect the Company’s profitability and results of operations. For example, while the Utilities’ annual revenue adjustment mechanism provides for an annual inflationary adjustment, recent months’ annualized rates of inflation have surpassed the rate of the last inflationary adjustment for the Utilities’ target revenues. To the extent the Utilities increase in actual expenses exceeds the amount provided by the last inflationary adjustment and the Utilities are unable to offset such excess with other efficiencies or cost savings, the Utilities’ profitability could be adversely impacted. Similarly, to the extent that higher labor and other costs at ASB, due to inflation or other factors, is not fully offset by an increase in non-interest income or net interest income, which is dependent on interest rates, the shape of the yield curve, earning assets growth and low-cost deposit liabilities, the Bank’s profitability and results of operations would be adversely impacted.
Pension Liability Risk—HEI and Hawaiian Electric and their subsidiaries may incur higher retirement benefits expenses and have and will likely continue to be subject to substantial liabilities for retirement benefits.  Retirement benefits expenses and cash funding requirements could increase in future years depending on numerous factors, including, but not limited to, the performance of the U.S. equity markets, trends in interest rates and health care costs, plan amendments, mortality improvements, new laws relating to pension funding and changes in accounting principles. For the Utilities, however, retirement benefits expenses, as adjusted by the pension and postretirement benefits other than pensions (OPEB) tracking mechanisms, have been an allowable expense for rate-making purposes.

Tax Legislation Risk—Adverse tax rulings or developments or changes in tax legislation could result in significant increases in tax payments and/or expense.  Governmental taxing authorities could challenge a tax return position taken by HEI or its subsidiaries and if the taxing authorities prevail, HEI’s consolidated tax payments and/or expense, including applicable penalties and interest, could increase significantly. Additionally, changes in tax legislation or IRS interpretations could increase the Company’s tax burden and adversely affect the Company’s financial position, results of operations, and cash flows.
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
ITEM 4.    MINE SAFETY DISCLOSURE
HEI and Hawaiian Electric:  Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS (HEI)
The executive officers of HEI are listed below. Mss. Kimura and Teranishi are officers of HEI subsidiaries rather than of HEI, but are deemed to be executive officers of HEI under SEC Rule 3b-7 promulgated under the 1934 Exchange Act. HEI executive officers serve from the date of their initial appointment and are reappointed annually by the HEI Board (or annually by the applicable HEI subsidiary board), and thereafter are appointed for one-year terms or until their successors have been duly appointed and qualified or until their earlier resignation or removal. HEI executive officers may also hold offices with HEI subsidiaries and affiliates in addition to their current positions listed below.

Name	Age	Business experience for last 5 years and prior positions with the Company
Scott W. H. Seu	56
HEI President and Chief Executive Officer since 1/22
HEI Director since 1/22
ASB Chairman of the Board since 1/22
ASB Hawaii Director since 1/22
·  Hawaiian Electric President and Chief Executive Officer, 2/20 to 12/21
·  Hawaiian Electric Director, 2/20 to 12/21
·  Hawaiian Electric Senior Vice President, Public Affairs, 1/17 to 2/20
·  Hawaiian Electric Vice President, System Operation, 5/14 to 12/16
·  Hawaiian Electric Vice President, Energy Resources and Operations, 1/13 to 4/14
·  Hawaiian Electric Vice President, Energy Resources, 8/10 to 12/12
·  Hawaiian Electric Manager, Resource Acquisition Department, 3/09 to 8/10
·  Hawaiian Electric Manager, Energy Projects Department, 5/04 to 3/09
·  Hawaiian Electric Manager, Customer Installations Department, 1/03 to 5/04
·  Hawaiian Electric Manager, Environmental Department, 4/98 to 12/02
·  Hawaiian Electric Principal Environmental Scientist, 1/97 to 4/98
·  Hawaiian Electric Senior Environmental Scientist, 5/96 to 12/96
·  Hawaiian Electric Environmental Scientist, 8/93 to 5/96

Gregory C. Hazelton	57
HEI Executive Vice President and Chief Financial Officer since 4/17
·  HEI Executive Vice President, Chief Financial Officer and Treasurer, 3/18 to 11/19
·  HEI Senior Vice President, Finance, 10/16 to 4/17
·  Prior to rejoining the Company in 2016: Northwest Natural Gas Company, Senior Vice President, Chief Financial Officer and Treasurer, 2/16 to 9/16, and Northwest Natural Gas Company, Senior Vice President and Chief Financial Officer, 6/15 to 2/16
·  HEI Vice President, Finance, Treasurer and Controller, 8/13 to 6/15
· Prior to joining the Company in 2013: UBS Investment Bank, Managing Director, Global Power & Utilities Group 3/11 to 5/13

Kurt K. Murao	52
HEI Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary since 1/20
·  HEI Vice President - Legal & Administration and Corporate Secretary, 10/16 to 12/19
·  HEI Associate General Counsel, 3/11 to 10/16

Shelee M. T. Kimura	48
Hawaiian Electric President and Chief Executive Officer since 1/22
·  Hawaiian Electric Senior Vice President, Customer Service and Public Affairs, 3/21 to 12/21
·  Hawaiian Electric Senior Vice President, Customer Service, 2/19 to 3/21
·  Hawaiian Electric Senior Vice President, Business Development & Strategic Planning, 1/17 to 2/19
·  Hawaiian Electric Vice President, Corporate Planning & Business Development, 5/14 to 1/17
·  HEI, Manager, Investor Relations, Strategic Planning & Budget, 11/09 to 5/14
·  HEI Director, Corporate Finance and Investments, 8/04 to 11/09

Ann C. Teranishi	47
ASB President and Chief Executive Officer since 5/21
ASB Director since 5/21
·  ASB Executive Vice President, Operations, 2/18 to 5/21
·  ASB Senior Vice President, Director of Operations, 1/17 to 1/18
·  ASB Senior Vice President, Customer Experience, 5/14 to 1/17
·  ASB Senior Vice President, Director of Retail Credit Management, 4/13 to 4/14
·  ASB Senior Vice President, Director of Consumer Credit Management, 4/11 to 4/13
·  ASB Senior Vice President, Director of Regulatory Compliance, 9/07 to 3/11

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
HEI:
Certain of the information required by this item is disclosed in Note 14, “Regulatory restrictions on net assets” and “Equity compensation plan information” under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.
HEI’s common stock is traded on the New York Stock Exchange under the ticker symbol “HE.” The total number of holders of record of HEI common stock (i.e., registered holders) as of February 11, 2022, was 5,194. On February 11, 2022, the HEI Board of Directors approved a 1 cent increase in the quarterly dividend from $0.34 per share to $0.35 per share, starting with the dividend in the first quarter of 2022. HEI currently expects to maintain the dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company, and the current and expected future economic conditions.
Purchases of HEI common shares were made during the fourth quarter to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2021	22,403	$40.70	—	NA
November 1 to 30, 2021	14,067	40.39	—	NA
December 1 to 31, 2021	168,420	40.52	—	NA
Total	204,890		—	NA
NA Not applicable.
*     Trades (total number of shares purchased) are reflected in the month in which the order is placed.
**     The purchases were made to satisfy the requirements of the DRIP, the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP), and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 173,484 of the 204,890 shares were purchased for the DRIP; 25,794 of the 204,890 shares were purchased for the HEIRSP; and the remaining of the 5,612 shares were purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.
Hawaiian Electric:
Since a corporate restructuring on July 1, 1983, all the common stock of Hawaiian Electric has been held solely by its parent, HEI, and is not publicly traded. Accordingly, information required with respect to “Market information” and “holders” is not applicable to Hawaiian Electric.
The dividends declared and paid on Hawaiian Electric’s common stock for the quarters of 2021 and 2020 were as follows:

Quarters ended	2021	2020
(in thousands)
March 31	$27,925	$26,784
June 30	27,925	26,784
September 30	27,925	26,784
December 31	27,925	26,782
Total	$111,700	$107,134
Also, see “Liquidity and capital resources” in HEI’s MD&A.
See the discussion of regulatory and other restrictions on dividends or other distributions in Note 14 of the Consolidated Financial Statements.
ITEM 6.    [RESERVED]

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
A major focus of HEI’s financial strategy is to grow core earnings/profitability at the Utilities, Bank and Pacific Current in a controlled risk manner and optimize operating, capital and tax efficiencies in order to support its dividend and deliver shareholder value. Together, HEI’s unique combination of power, sustainable investments, and financial services companies provides the Company with a strong balance sheet and the financial resources to invest in the strategic growth of its subsidiaries, while providing an attractive dividend for investors.
Recent developments—COVID-19. The Company remains focused on the continued safety and well-being of customers, employees, their families and the community. The Company’s mandatory work-from-home policy remains in effect for certain employees and this policy has not impaired the Company’s ability to serve customers and maintain effective internal controls over financial reporting. For personnel that cannot perform their work remotely, the Company has maintained safety protocols and policies to keep employees safe, while at the same time ensuring the reliability and resilience of its operations.
The Hawaii economy began to improve in the second half of 2021 as case counts declined and vaccination rates increased. However, the economic recovery experienced a setback early in the third quarter as the declining trend of daily COVID-19 case counts reversed and began a rapid increase, setting a pandemic high at that time, exceeding approximately 900 cases per day (7-day average) in early September. As a result of the rising cases, a number of preventative policies were enacted by state, county and private entities, which included limiting group sizes for indoor and outdoor activities, mandatory vaccinations or adherence to regular testing protocols, and proof of vaccination or negative COVID-19 test for entry into certain indoor venues under the state’s Safe Access program. Additionally, the governor of the State of Hawaii made an announcement in late August, recommending that tourists postpone their visit to Hawaii. These measures contributed to a significant decline in new cases, leading to a 7-day average of approximately 100 cases in early December.
Following the detection of the Omicron variant in Hawaii in early December, case counts have increased rapidly, reaching a high of approximately 4,666 new daily cases (7-day average) as of January 19, 2022. Since then, case counts have declined rapidly, reaching a 7-day average daily case count of 256 as of February 22, 2022. Although the severity of the Omicron variant appears to be significantly lower than the Delta variant, the higher case counts have led to an increase in hospitalizations.
Despite the case count spike from the Omicron variant, the state remains open for business. The Hawaii Safe Travels Program, allows domestic transpacific passengers to avoid mandatory quarantine with proof of vaccination or a negative COVID test taken within 72 hours prior to the flight into Hawaii. On January 3, 2022, the state reduced the mandatory quarantine period from ten days to five days, consistent with the guidance from the Centers for Disease Control and Prevention.
Hawaii vaccinations have steadily increased with over 75% of the state’s population fully vaccinated as of February 10, 2022 and 36% of those fully vaccinated received a third shot.

Tourism numbers remain below pre-pandemic levels, primarily due to a delayed recovery in international travel. However, domestic travel has recovered significantly and are nearing pre-pandemic levels, with January 2022 average daily passenger counts at approximately 92% of January 2020 average daily passenger counts. Although the Hawaii economy experienced a temporary setback with the Delta and Omicron variants, the Company expects that the Hawaii economy will continue to improve in 2022. In 2021, kWh sales remained below pre-pandemic levels, but were 1.7% higher than 2020 due to increased economic activity following the loosening of restrictions and an increase in tourism. While the level of kWh sales does not affect Utility revenues due to decoupling, it may increase or decrease the price per kWh paid by customers. See “Decoupling” in Note 3 of the Consolidated Financial Statements for a discussion of the decoupling mechanism.
At the Bank, due to favorable credit trends and continued improvement in the economic environment, ASB recorded a $25.8 million negative provision for credit losses in 2021 compared to a provision for credit losses of $50.8 million in 2020. Net interest income increased $3.7 million to $237.2 million in 2021 due to higher earning assets, primarily related to growth in the investment securities portfolio that was principally funded by the growth in deposits. The higher net interest income from the higher average earning asset balances, PPP income, and lower funding costs was partly offset by the impact of a decrease in loan portfolio balances and lower earning asset yields as a result of the low interest rate environment.
For further discussion of the impact of the COVID-19 pandemic on the Utilities and the Bank, see “Recent Developments—COVID-19” in the Electric Utility and Bank sections below. There has been no material impact on the “Other” segment and Pacific Current as a result of the COVID-19 pandemic as the primary businesses of Pacific Current are supported by PPAs that provide for contractual cash flows with credit-worthy counterparties.
For a discussion regarding the impact of the economic conditions caused by the pandemic on the Company’s liquidity and capital resources, see discussion under “Financial Condition–Liquidity and capital resources,” contained in each of the “HEI Consolidated,” “Electric utility” and “Bank” sections of this MD&A.
Environmental, Social & Governance. At HEI, environmental, social and governance (ESG) principles and sustainability have long been embedded within all aspects of the Company’s activities and integral to the Company’s efforts to create value for all of its stakeholders. With all of its operations isolated in the middle of the Pacific Ocean, the Company’s long-term health and financial performance is inextricably linked with the strength of the Hawaii economy, its communities, and the environment. That is why long-term shareholder and broader stakeholder value are both served by the Company’s mission to be a catalyst for a better Hawaii.
In 2021, the Company identified a number of priorities that reflect the essential connection between the health of Hawaii’s environment, economy and communities and HEI’s long-term success. The key ESG priorities the Company is working to advance include:
•decarbonizing the Company’s operations and the broader Hawaii economy;
•promoting Hawaii’s economic health and improving affordability for all residents;
•ensuring reliability and resilience as the Company navigates the clean energy transition and adapts to a changing climate;
•advancing digitalization of the Company’s operations to better serve customers and increase efficiency while protecting against cyber-security challenges;
•promoting diversity, equity and inclusion both within the Company and in the ways the Company interacts with and impacts external stakeholders;
•increasing employee engagement; and
•identifying and integrating climate-related risks and opportunities throughout the Company’s planning and decision-making.
The Company has also focused on ensuring that ESG considerations are appropriately integrated into governance structures, strategies and risk management. This includes:
•Integration of Board oversight of important ESG matters into its existing governance structures and processes. This includes full Board review of ESG-related strategies, Audit & Risk Committee oversight of ESG risks, Compensation & Human Capital Management Committee responsibility for ESG-related compensation matters and human capital management and Nominating and Corporate Governance Committee responsibility for ensuring an appropriate board governance framework is in place with respect to ESG.
•Robust ESG expertise among board members, including directors with direct experience in renewable energy, climate change policy and strategy, environmental management and sustainable investing.
•Expanded ESG goals as part of HEI and Utility executive incentive compensation.
•ESG considerations explicitly woven into strategic planning efforts and enterprise risk management processes.

The Company is committed to transparency and providing information to allow customers, community leaders, investors and other stakeholders understand how the Company’s strategies and operations advance ESG objectives and contribute to long-term stakeholder value creation.
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
HEI consolidated results of operations.

(dollars in millions, except per share amounts)	2021	% change	2020	% change	2019
Revenues	$2,850	10	$2,580	(10)	$2,874
Operating income	386	24	311	(10)	348
Net income for common stock	246	24	198	(9)	218
Net income (loss) by segment:
Electric utility	$178	5	$169	8	$157
Bank	101	76	58	(35)	89
Other	(33)	(12)	(29)	(4)	(28)
Net income for common stock	$246	24	$198	(9)	$218
Basic earnings per share	$2.25	24	$1.81	(10)	$2.00
Diluted earnings per share	$2.25	24	$1.81	(9)	$1.99
Dividends per share	$1.36	3	$1.32	3	$1.28
Weighted-average number of common shares outstanding (millions)	109.3	—	109.1	—	108.9
Dividend payout ratio	60%		73%		64%
In 2021, net income for HEI common stock increased 24% to $246 million ($2.25 diluted earnings per share), compared to $198 million ($1.81 diluted earnings per share) in 2020, due to $44 million higher net income at ASB and $8 million higher net income at the Utilities, partially offset by $4 million higher net loss at the “other” segment. The increase in ASB’s 2021 net income compared to 2020 was primarily due to a negative provision for credit losses as a result of improved credit quality as the local economy improved significantly from the prior year. Results for 2020 included the impact of the COVID-19 pandemic on the local and national economy, which resulted in higher provision for credit losses, lower net interest income due to a lower yield curve and additional noninterest expenses. The increase in the Utilities’ 2021 net income compared to 2020 was principally due to higher RAM and ARA revenues, which included the customer dividend and an offset of management audit savings delivered to customers and delivery of Hawaiian Electric ERP benefits commitment completed in 2020, partially offset by higher operating expenses. See “Electric utility,” “Bank,” and “HEI Consolidated—Other segment” sections below for additional information on year-to-year fluctuations.
The Company’s effective tax rate (combined federal and state income tax rates) was higher at 20% in 2021, compared to 17.0% in 2020, primarily due to an increase in income before income taxes in 2021, which reduces the rate impact of certain tax items, lower amortization in 2021 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in the federal income tax rate and a decrease in excess tax benefits related to share-based awards in 2021. The factors leading to an increase in the effective tax rate were partially offset by higher nontaxable bank-owned life insurance and federal research and developments tax credit claims in 2021.
For a discussion of 2019 results, please refer to the “HEI consolidated results of operations” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—HEI Consolidated,” in the Company’s 2020 Form 10-K.

Other segment. The “other” business segment (loss)/income includes results of the stand-alone corporate operations of HEI, ASB Hawaii, and Pacific Current.

(in millions)	2021	2020	Increase (decrease)	Primary reason(s)
Revenue[1]	$4	$1	$3	Increase in other sales at Pacific Current subsidiaries.
Operating loss[1]	(22)	(19)	(3)	Higher HEI corporate operating loss ($25 million in 2021 vs. $22 million in 2020) primarily due to an increase in incentive compensation. Pacific Current’s operating income was comparable ($3 million in 2021 and 2020).
Interest expense & other	(22)	(21)	(1)	Interest expense & other in 2021 was slightly higher than in 2020 primarily due to higher interest expense at Pacific Current.
Income tax benefit	11	11	—	Income tax benefits were comparable in 2021 and 2020, but the income tax benefit in 2021 reflects a lower effective tax rate, offset by an increase in pretax losses
Net loss	$(33)	$(29)	$(4)
1     Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation.
Economic conditions. The statistical data in this section is from public third-party sources that management believes to be reliable (e.g., Department of Business, Economic Development and Tourism (DBEDT), University of Hawaii Economic Research Organization (UHERO), Department of Health of the State of Hawaii, U.S. Bureau of Labor Statistics, Department of Labor and Industrial Relations (DLIR), Hawaii Tourism Authority (HTA), Honolulu Board of REALTORS® and national and local news media).
Hawaii’s tourism industry, a significant driver of Hawaii’s economy, suffered dramatically with a 73.8% reduction in total visitor arrivals in 2020 compared with 2019. Starting October 15, 2020, the state launched its Safe Travels Program that allows travelers to avoid the mandatory 14-day quarantine if they test negative for COVID-19 within 72 hours of departure. Effective July 8, 2021, domestic visitors can now bypass the mandatory quarantine or COVID-19 test by providing proof of vaccination. Since the launch of the Safe Travels Program, total daily passenger arrivals have steadily improved, but remain below pre-pandemic levels. For the fourth quarter of 2021, the average daily passenger count was 249.3% higher than the comparable period in the prior year, but still 22.2% below 2019. The recovery in total passenger counts from the low levels in 2020 thus far has been driven by domestic travelers, with international travelers remaining at low levels due to higher restrictions for international travelers, depending on country of origin. In December 2021, domestic passenger counts were down 0.3% compared to 2019 pre-COVID-19 levels, while international passenger counts were down 89.7% compared to 2019 pre-COVID-19 levels.
Hawaii’s seasonally adjusted unemployment rate in December 2021 was 5.7%, which was substantially lower compared to the December 2020 rate of 10.3%. The national unemployment rate in December 2021 was 3.9% compared to 6.7% in December 2020. Hawaii’s unemployment rate is expected to continue to improve now that restrictions on travel have been reduced significantly and increased vaccination rates should enable further reductions in business restrictions.
Hawaii real estate activity through December 2021, as indicated by Oahu’s home resale market, drove an increase in the median sales price of 9.2% for condominiums and 19.3% for single-family homes compared to the same period in 2020, with the December median single-family home price tying a record of $1,050,000 set in August. The number of closed sales was up 53.1% for condominiums and up 17.9% for single-family residential homes in 2021 compared to 2020.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. The price of crude oil gradually increased during the 4th quarter of 2020 and the trend has continued during the first ten months of 2021.
At its December 15, 2021 meeting, the Federal Open Market Committee (FOMC) decided to maintain the federal funds rate target range of 0%-0.25%. The FOMC plans to continue to maintain an accommodative stance of monetary policy to achieve maximum employment and inflation at the rate of 2 percent over the long run. The Federal Reserve stated that it will decrease its holdings of Treasury securities and agency mortgage-backed securities at least at the current pace to sustain smooth market functioning and help foster accommodative financial conditions, thereby supporting the flow of credit to households and businesses.
The most recent forecast by UHERO, which was issued on December 17, 2021, forecasts full year 2021 real GDP growth of 5.8%, increase in total visitor arrivals of 149.2%, increase in real personal income of 0.8%, and an unemployment rate of 7.7%. This forecast reflects improvement of Hawaii’s economy after experiencing a downturn due to the Delta variant of COVID-19; however, the Omicron variant has set a new record in new daily virus cases and led to implementation of increased international travel restrictions. The international market is still anticipated to gradually return in 2022 once the Omicron situation clears. Real GDP growth in 2022 is forecasted to be 2.7% supported by a 22.8% increase in total visitor arrivals in 2022 to 8.3 million visitors and a decrease in the unemployment rate to 5.4%. However, a full economic recovery is still forecasted to be several years out and dependent on the ability to adapt to new COVID-19 threats.
The Company expects economic conditions to improve going forward; however, it is difficult to predict the future path of the pandemic. If economic conditions worsen from current levels or remain depressed for an extended period of time, it could have a material unfavorable impact on the Company’s financial position or results of operations in 2022.
See also “Recent Developments—COVID-19” in the “Electric utility” and “Bank” sections below for further discussion of the economic impact caused by the pandemic.
Liquidity and capital resources.  As of December 31, 2021, HEI and Hawaiian Electric had approximately $54 million and nil of commercial paper outstanding, respectively, and Hawaiian Electric had $52 million of cash and cash equivalents.
As of December 31, 2021, there was no balance on HEI’s revolving credit facility and the available committed capacity under the revolving credit facility was $175 million (see Note 5 of the Consolidated Financial Statements). As of December 31, 2021, there was no balance on Hawaiian Electric’s revolving credit facility and the available committed capacity under the revolving credit facility was $200 million. On April 19, 2021, the term of Hawaiian Electric’s $75 million 364-day revolving credit agreement expired and was not renewed. As of December 31, 2021, ASB’s unused FHLB borrowing capacity was approximately $2.0 billion and ASB had unpledged investment securities of $2.5 billion that were available to be used as collateral for additional borrowing capacity.
As of December 31, 2021, the total amount of available borrowing capacity (net of commercial paper outstanding) under the Company’s committed lines of credit was approximately $321 million, which was a decrease of approximately $39 million compared to December 31, 2020.
The Company believes that its cash and cash equivalents, expected operating cash flow from subsidiaries, existing credit facilities, and access to the capital markets will be sufficient to meet the Company’s cash requirements over the next twelve months and beyond based on its current business plans. However, the Company expects that its liquidity will continue to be moderately impacted at the Utilities due to ongoing COVID-19 impacts to the local economy. For the Utilities, the elevated level of unemployment in the state and the moratorium on customer disconnections (which ended on May 31, 2021) have resulted in higher accounts receivable balances and bad debt expense and may result in higher write-offs in the future. As of December 31, 2021, approximately $38 million of the Utilities’ accounts receivables were 30 days past due. Of the over 30 days past due amounts, approximately 30% were on payment plans. The Company commenced its disconnection process on a tiered basis, starting in the third quarter of 2021, targeting the oldest and largest balances first, which is expected to reduce delinquent accounts receivable balances over time as payments are made. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements (see “Recent Developments—COVID-19” in the Electric utility section below). At this time, the delay in customer cash collections has not significantly affected the Company’s liquidity. The Company is prepared to address, if needed, the potential financing requirement related to the delayed timing of customer collections.
At ASB, liquidity remains at satisfactory levels, largely due to U.S. economic stimulus programs implemented as a result of COVID-19 that led to a substantial increase in customer deposits, which grew 11% and 18% in 2021 and 2020, respectively. ASB’s cash and cash equivalents was $251 million as of December 31, 2021, compared to $293 million as of December 31, 2020. ASB remains well above the “well capitalized” level under the FDIC Improvement Act prompt correction action capital category, and while the economic outlook has improved and is expected to continue to improve, there are still COVID-19 related business restrictions that remain in place that could create ongoing uncertainty regarding COVID-19’s impact on loan performance and the allowance for credit losses (see “Recent Developments — COVID-19” in the Bank section below).
To preserve and enhance the Company’s liquidity position and address higher working capital requirements, in light of the significant and ongoing uncertainty regarding the potential scale and duration of the COVID-19 pandemic and its impact on the global, national and local economy, the Company completed a number of financing actions in 2021.
•On May 14, 2021, HEI and Hawaiian Electric each entered into a separate agreement with a syndicate of nine financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Facilities), to amend and restate their respective previously existing unsecured revolving credit agreements. The committed capacity under the HEI Facility was increased to $175 million from $150 million and its term was extended to May 14, 2026. On February 18, 2022, the PUC approved Hawaiian Electric's request to extend the term of the $200 million Hawaiian Electric Facility to May 14, 2026 from May 13, 2022.
•On September 29, 2021, HEI executed a $125 million private placement utilizing a delayed draw feature, which allows HEI to draw $75 million and $50 million at any time on or before December 29, 2021 and November 15, 2022, respectively. On December 29, HEI drew $75 million, the proceeds of which were primarily used to invest in the

Utilities’ equity and support its capital expenditure program. Proceeds from the remaining $50 million are expected to be used to refinance a portion of HEI’s $150 million long-term notes maturing in November 2022 or for other general corporate purposes. The ability to draw at any time prior to the November 15, 2022 date will provide additional liquidity in the interim period. The notes bear interest at a weighted average rate of 3.10% and have a weighted average maturity of 15.7 years.
If further liquidity is deemed necessary, which is not contemplated at this time, the Utilities could also reduce the pace of capital spending related to non-essential projects. Additionally, the Company has the option to issue new shares rather than purchase currently outstanding shares on the open market to satisfy share issuances under its Dividend Reinvestment and Stock Purchase Plan (DRIP) program. The estimated amount of equity capital that could be raised by issuing new shares, rather than utilizing open market purchases, is estimated to be approximately $30 million on an annual basis, based on historical demand, but such future amount is dependent on a number of factors, including, without limitation, future share prices, number of shares/participants in the DRIP program, and the amount of new investment in HEI’s stock by DRIP participants.
HEI material cash requirements. HEI’s material cash requirements include: capital expenditures, labor and benefit costs, O&M expenses, fuel and purchase power costs, and debt and interest payments at the Utilities; investments in loans and investment securities at the Bank; labor and benefits costs, shareholder dividends and debt and interest payments at HEI; and HEI equity contributions to support Pacific Current’s sustainable infrastructure investments. Forecasted HEI consolidated “net cash used in investing activities” (excluding “investing” cash flows from ASB) for 2022 through 2026 consists primarily of the net capital expenditures of the Utilities principally related to maintaining and modernizing the grid to allow for the integration of more renewable energy, improved customer reliability, greater system efficiency and enhanced resilience. The Utilities’ capital expenditures are estimated to range from $2.0 billion to $2.2 billion over the next five years and are expected to be funded primarily through a combination of retained earnings and proceeds from debt issuance, and if required, contributions of equity from HEI to maintain the Utilities’ equity capitalization at approximately 58% (see also discussion regarding other material cash requirements under “Financial Condition–Liquidity and capital resources,” contained in the “Electric utility” and “Bank” sections below). In addition to the funds required for the Utilities’ construction programs and debt maturities, with respect to HEI, over the next five years, approximately $150 million will be required in 2022, $50 million in 2023, and $50 million in 2025 to repay maturing debt. Debt maturities are expected to be repaid with the proceeds from the issuance of commercial paper, bank borrowings, other medium- or long-term debt, issuance of common stock and/or dividends from subsidiaries. Additional debt and/or equity financing may be utilized to invest in the Utilities, Bank or Pacific Current; to pay down commercial paper or other short-term borrowings; to pay interest costs; or to fund unanticipated expenditures not included in the 2022 through 2026 forecast, such as increases in the costs of, or an acceleration of, the construction of capital projects of the Utilities or unanticipated utility capital expenditures. In addition, existing debt may be refinanced prior to maturity with additional debt or equity financing (or both).

Selected short-term and long-term contractual obligations and commitments.  Information about payments under the specified contractual obligations and commercial commitments of HEI and its subsidiaries was as follows:

December 31, 2021
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations
Investment in qualifying affordable housing projects	$—	$34	$27	$2	$63
Time certificates	276	107	38	3	424
Short-term borrowings	54	—	—	—	54
Other bank borrowings	88	—	—	—	88
Long-term debt	223	169	234	1,707	2,333
Interest on CDs, other bank borrowings, short-term loan and long-term debt	94	163	149	780	1,186
Operating leases
PPAs classified as leases	46	8	7	4	65
Other operating leases	18	37	27	38	120
Service bureau contract, maintenance agreements and other	20	27	17	7	71
Hawaiian Electric open purchase order obligations[1]	93	39	8	—	140
Hawaiian Electric fuel oil purchase obligations (estimate based on fuel oil price at December 31)	8	9	—	—	17
Hawaiian Electric power purchase–minimum fixed capacity charges not classified as leases	30	60	60	157	307
Liabilities for uncertain tax positions	—	8	—	—	8
Total (estimated)	$950	$661	$567	$2,698	$4,876
1Includes contractual obligations and commitments for capital expenditures and expense amounts.
The table above does not include other categories of obligations and commitments, such as deferred taxes, certain trade payables, amounts that will become payable in future periods under collective bargaining and other employment agreements and employee benefit plans, and potential refunds of amounts collected from ratepayers (e.g., under the earnings sharing mechanism). As of December 31, 2021, the fair value of the assets held in trusts to satisfy the obligations of the Company’s retirement benefit plans did not exceed the retirement benefit plans’ benefit obligation. Minimum funding requirements for retirement benefit plans have not been included in the tables above; however, see Note 10 of the Consolidated Financial Statements for 2022 estimated contributions.
See Note 3 of the Consolidated Financial Statements for a discussion of fuel and power purchase commitments. See Note 4 of the Consolidated Financial Statements for a further discussion of ASB’s commitments.
Operating activities provided net cash of $376 million in 2021 and $429 million in 2020. Investing activities used net cash of $1,180 million in 2021 and $1,414 million in 2020. In 2021, net cash used in investing activities was primarily due to purchases of available-for-sale and held-to-maturity investment securities, capital expenditures, and purchases of stock from Federal Home Loan Bank, partly offset by receipt of repayments from available-for-sale and held-to-maturity investment securities, proceeds from sale of available-for-sale investment securities, net decrease in loans held for investment, proceeds from sale of residential loans and redemption of stock from Federal Home Loan Bank. In 2020, net cash used in investing activities was primarily due to purchases of available-for-sale investment securities, capital expenditures, net increase in loans held for investment and purchases of held-to-maturity investment securities and stock from Federal Home Loan Bank, partly offset by receipt of repayments from available-for-sale and held-to-maturity investment securities, redemption of stock from Federal Home Loan Bank and proceeds from sale of available-for-sale investment securities.
Financing activities provided net cash of $756 million in 2021 and $1,116 million in 2020. In 2021, net cash provided by financing activities included net increases in deposits and proceeds from issuance of long-term debt, partly offset by payment of common and preferred stock dividends, repayment of long-term debt, short-term debt and net decreases in short-term borrowings. In 2020, net cash provided by financing activities included net increases in deposits and proceeds from issuance of long-term debt, short-term debt and other bank borrowings, partly offset by payment of common and preferred stock dividends, repayment of long-term debt, short-term debt and other bank borrowings and net decreases in short-term borrowings and other bank borrowing with original maturities of three months or less.
For a discussion of 2019 operating, investing and financing activities, please refer to the “Liquidity and capital resources” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—HEI Consolidated,” in the Company’s 2020 Form 10-K.

Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Liquidity and capital resources” sections below.) During 2021, Hawaiian Electric, ASB (through ASB Hawaii) and Hamakua Energy paid cash dividends to HEI of $112 million, $59 million and $1 million, respectively.
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
The Company believes that its ability to generate cash, both internally from electric utility and banking operations and externally from issuances of equity and debt securities, as well as bank borrowings, is adequate to maintain sufficient liquidity to fund its contractual obligations and commercial commitments, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other short-term and long-term material cash requirements. However, the COVID-19 pandemic continues to be an evolving situation, and the Company cannot predict the extent or duration of the outbreak, the future effects that it will have on the global, national or local economy, including the impact on the Company’s cost of capital and its ability to access additional capital, or the future impacts on the Company’s financial position, results of operations, and cash flows. See Item 1A. “Risk Factors” in Part I for further discussion of risks and uncertainties.
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

December 31	2021		2020
(dollars in millions)
Short-term borrowings—other than bank	$54	1%	$129	3%
Long-term debt, net—other than bank	2,322	48	2,119	46
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,391	50	2,338	50
	$4,801	100%	$4,620	100%
HEI’s commercial paper borrowings and line of credit facility were as follows:

	Year ended December 31, 2021
(in millions)	Average balance	End-of-period balance	December 31, 2020
Commercial paper	$56	$54	$65
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility[1]	—	175	150
1     On May 14, 2021, HEI amended and restated its previously existing revolving unsecured credit agreement to increase the capacity to $175 million from $150 million and extend its term to May 14, 2026. See Note 5 of the Consolidated Financial Statements.
Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Liquidity and capital resources” below. The maximum amount of HEI’s short-term commercial paper borrowings in 2021 was $129 million.
HEI utilizes short-term debt, typically commercial paper, to support normal operations, to refinance commercial paper, to retire long-term debt, to pay dividends and for other temporary requirements, including short-term financing needs of its subsidiaries. HEI also periodically makes short-term loans to Hawaiian Electric to meet Hawaiian Electric’s cash requirements, including the funding of loans by Hawaiian Electric to Hawaii Electric Light and Maui Electric, but no such short-term loans to Hawaiian Electric were outstanding as of December 31, 2021. HEI periodically utilizes long-term debt, historically unsecured indebtedness, to fund investments in and loans to its subsidiaries to support their capital improvement or other requirements, to repay long-term and short-term indebtedness and for other corporate purposes. As of December 31, 2021, HEI’s debt maturities in 2022 include $150 million of long-term debt that matures in November 2022. HEI has partially prefunded $50 million of this maturity through the $125 million private placement completed in September 2021. See Notes 5 and 6 of the Consolidated Financial Statements for a brief description of the Company’s loans.

The rating of HEI’s commercial paper and debt securities could significantly impact the ability of HEI to sell its commercial paper and issue debt securities and/or the cost of such debt. As of February 11, 2022, the Fitch Ratings, Inc. (Fitch), Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P) ratings of HEI were as follows:

	Fitch	Moody’s	S&P
Long-term issuer default, long-term and issuer credit, respectively	BBB	WR*	BBB-
Commercial paper	F3	P-2	A-3
Outlook	Stable	Stable	Stable
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
There were no new issuances of common stock through the HEI DRIP, HEIRSP or the ASB 401(k) Plan in 2021, 2020, or 2019 and HEI satisfied the share purchase requirements of the DRIP, HEIRSP and ASB 401(k) Plan through open market purchases of its common stock.
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
Pension and other postretirement benefits obligations. The Company’s benefit obligations and reported costs of providing retirement benefits are dependent upon numerous factors resulting from actual plan experience and assumptions about future experience. For example, retirement benefits costs are impacted by actual employee demographics (including age and compensation levels), the level of contributions to the plans, earnings and realized and unrealized gains and losses on plan assets, and changes made to the provisions of the plans. Costs may also be significantly affected by changes in key actuarial assumptions, including the expected return on plan assets, the discount rate and mortality. The Company’s accounting for retirement benefits under the plans in which the employees of the Utilities participate is also adjusted to account for the impact of decisions by the PUC. Changes in obligations associated with the factors noted above may not be immediately recognized as costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants.
The discount rate used to calculate the Company’s benefit obligations is a significant assumption that affects the Company’s benefit obligations. As of December 31, 2021, the discount rate for HEI and the Utilities’ qualified pension plan was 3.05%. Based on various assumptions in Note 10 of the Consolidated Financial Statements, sensitivities of the projected benefit obligation (PBO) and accumulated postretirement benefit obligation (APBO) as of December 31, 2021, associated with a change in the discount rate, were as follows and constitute “forward-looking statements”:

Actuarial assumption	Change in assumption in basis points	Impact on HEI Consolidated PBO or APBO	Impact on Consolidated Hawaiian Electric PBO or APBO
(dollars in millions)
Pension benefits
Discount rate	+/-50	$(211)/$241	$(199)/$228
Other benefits
Discount rate	+/-50	$(14)/$16	$(14)/$16
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

Electric utility
Executive overview and strategy.  The Utilities provide electricity on all the principal islands in the state, other than Kauai, to approximately 95% of the state’s population, and operate five separate grids. The Utilities’ mission is to provide innovative energy leadership for Hawaii, to meet the needs and expectations of customers and communities, and to empower them with affordable, reliable and clean energy. The goal is to create a modern, resilient, flexible, and dynamic electric grid that enables an optimal mix of distributed energy resources, such as private rooftop solar, demand response, and grid-scale resources to enable the creation of smart, sustainable, resilient communities and achieve its decarbonization goals that are aligned with the statutory goal of 100% renewable energy by 2045.
Recent developments—COVID-19.
See also Recent developments—COVID-19 in HEI’s MD&A.
Starting in early December, new COVID-19 case counts, which now include the Omicron variant, started to increase and reached a high of 4,666 cases per day (7-day average) on January 19, 2022. Since then, case counts have declined rapidly, reaching a 7-day average daily case count of 256 as of February 22, 2022. Although case counts have increased, the severity of the disease appears to be lower than the Delta variant. As a result, the state and counties have generally not reinstituted the same restrictions that were put in place to manage the Delta variant. The economy remains open for business and the mandatory quarantine period for travelers who have not been vaccinated or who have not provided evidence of a negative COVID test has been reduced to five days. For the full year 2021, driven by the broader reopening of the economy, the demand for electricity has increased 1.7% from 2020 levels; however, the full year 2021 kWh sales are still 5.5% below the pre-pandemic level of kWh sales in 2019.
While the Utilities’ electric energy revenues have not been significantly impacted due to the decoupling mechanism, which allows recovery of the difference between PUC approved target revenues and recorded adjusted revenues regardless of the level of kWh sales, the timing of customer collections would be delayed (or accelerated) if the level of kWh sales decreases below (or increases above) the estimated kWh sales. See “Decoupling” in Note 3 of the Consolidated Financial Statements for a discussion of decoupling. As part of the annual review cycle, the Utilities submit bi-annual decoupling filings (fall and spring revenue report) to the PUC. The fall revenue report requests recovery by the utility (or refund to customers) of the difference between recorded adjusted revenues and target revenues under the RBA. The difference is collected or refunded through an adjustment to customer rates in the following year based on estimated sales, starting on January 1st of that following year, which has an impact on the timing of the Utilities’ cash flow. Additionally, although the Utilities’ decoupling mechanism allows for collection under the RBA, the RBA balance accrues interest only at the short-term debt rate from the last rate case (2.5% for Hawaiian Electric, 3.75% for Hawaii Electric Light and 3.0% for Maui Electric). As of December 31, 2021, the RBA balance was approximately $28.5 million, compared to $7.6 million as of December 31, 2020. The billed accounts receivable balance, net of allowance for doubtful accounts as of December 31, 2021, was $187 million, or 26.4% higher, than the billed account receivable balance as of December 31, 2020, due in part to higher fuel prices resulting in higher bills. The past due accounts receivable balance increased by $19 million, or 38%, since December 31, 2020 with a corresponding increase in the number of accounts past due by approximately 13% for the same period. The increase in accounts receivables was primarily driven by higher fuel prices, as well as lower cash receipts associated with the auto-enrollment of customers in payment plans, starting in July 2021 through mid-September 2021, under which the past due balances are recovered over a 12-18 month period. While the moratorium on customer disconnections ended on May 31, 2021, the Utilities initially focused its efforts on working with customers to enroll in payment plans and seek other bill assistance for customers through funding from non-profit organizations, as well as state and county relief programs. Starting in September 2021, the Utilities have begun the disconnection process for those customers that have not enrolled in payment plans or that have not adhered to their payment plans, beginning with the largest and oldest amounts in arrears. At this time, the delay in customer cash collections has not significantly affected the Utilities’ liquidity. The Utilities are prepared to address, if needed, the financing requirement related to the delayed timing of cash flows collected under the decoupling mechanism through the RBA and the modest slowing or reduction in accounts receivable collections from customers. See “Financial Condition—Liquidity and capital resources” for additional information.
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
In the second quarter of 2020, the PUC approved the deferral of certain COVID-19 related costs, such as higher bad debt expense, higher financing costs, non-collection of late payment fees, increased personal protective equipment costs, and sequestration costs for mission-critical employees. As of December 31, 2021, these cumulative costs, which have been deferred and recorded as a regulatory asset, totaled approximately $27.8 million (see also discussion under Item 1A. “Risk Factors” and “Regulatory assets for COVID-19 related costs” in Note 3 of the Consolidated Financial Statements). The Utilities currently have approval to defer COVID-19 related costs through December 31, 2021 and will be seeking recovery of the deferred costs in a separate proceeding at a future date. Looking forward, while the distribution and administration of the COVID-19 vaccine has allowed for fewer restrictions and a broader reopening of the Hawaii economy, a worsening of COVID-19 case counts with the Omicron or other variants or a prolonged period of current or more severe COVID-19 restrictions could adversely affect the ability of the Utilities’ contractors, suppliers, IPPs, and other business partners to perform or fulfill their obligations timely, or at all, or require modifications to existing contracts, which could adversely affect the Utilities’ business, increase expenses, and impact the Utilities’ ability to achieve their RPS and other climate related goals. Additionally, while the state’s aggressive response to the pandemic has managed to control the spread of the coronavirus, the measures taken have had a negative economic impact on the state’s businesses and residents, which may influence the PUC’s actions regarding future rate increases. See “Item 1A. Risk Factors” in Part II for additional discussion of risks.
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
Transition to a decarbonized and sustainable energy future. The Utilities are fully committed to leading and enabling pathways to a decarbonized and sustainable energy future for Hawaii. The Utilities believe that a holistic approach to decarbonization is needed, and that such a strategy requires achieving the Utilities’ decarbonization and renewable energy commitments, facilitating and promoting beneficial electrification, and deploying carbon removal and offsets, among other levers, to reduce statewide emissions.
In the fourth quarter of 2021, the Utilities set a goal to cut carbon emissions from power generation 70% by 2030, compared to a 2005 baseline. The emissions covered by this goal include stack emissions from generation owned by Hawaiian Electric and IPPs who sell electricity to the Utilities. The 2030 commitment would provide a significant portion of the reduction the entire Hawaii economy needs to meet the U.S. target of cutting carbon emissions by at least 50% economy-wide by 2030. Hawaiian Electric has also committed to achieving net zero carbon emissions from power generation by 2045 or sooner. Key elements of the 2030 plan include the closure of the state’s last coal-fired IPP plant in 2022 upon expiry of the PPA, increasing rooftop solar by more than 50% over 2021 levels, retiring six fossil fuel generating units, adding at least 1 GW of renewable generation to what was already in place in 2021, increasing grid-scale and customer-owned storage, expanding geothermal resources, and creating customer incentives for using clean, lower-cost energy at certain times of the day and using less fossil-fueled energy at night. The retirement of fossil-fueled generating units to achieve the Utilities’ 70% decarbonization goal is consistent with state policy and supported by Hawaii State law. See “Forecast of capital expenditures—Liquidity and capital resources” for a discussion of potential capital expenditures related to decarbonization efforts.
On September 1, 2022, the last coal-fired IPP plant in the state, providing approximately 10% of Oahu’s generation, will cease operations, removing a significant amount of GHG emissions from the Utilities’ generation mix. The plant’s aging infrastructure could lead to more unscheduled outages compared to historic performance, which may impact system reliability. See “Retirement of the AES coal plant” in the “Risk Factor” section for additional information on the transition risks.
In anticipation of the retirement of the coal-fired IPP plant, the Utilities have developed plans, including contingency plans, to ensure reliable service through the transition period. These plans include the anticipated addition of ten renewable energy/storage projects, reserve capacity from existing generation sources, the acceleration of maintenance work during periods with anticipated higher reserve levels, multiple demand response/distributed energy resources programs and a proposed battery project. However, future events, including unexpected issues with existing generation, or supply chain issues and inflationary pressures, as well as federal policies related to solar panel imports, among other factors, delay in the commercial operation of new generation resources, could disrupt the ability of the Utilities to deliver reliable service. Also, see the “Developments in renewable energy efforts—New renewable PPAs” section below.
Hawaii’s renewable portfolio standard law requires electric utilities to meet an RPS of 30%, 40%, 70% and 100% by December 31, 2020, 2030, 2040 and 2045, respectively. Hawaii law has also established a target of sequestering more atmospheric carbon and greenhouse gases than emitted within the state by 2045. The Utilities’ strategies and plans are fully aligned in meeting these targets.
The Utilities have made significant progress on the path to clean energy and have been successful in achieving RPS goals. The Utilities reached its 2015 RPS goal two years early and exceeded the 30% RPS target for 2020, achieving an RPS of 34.5% that year. In 2021, the Utilities achieved an RPS of 38.4%. The Utilities will continue to actively procure additional renewable energy post-2021 and expect to meet or exceed the next statutory RPS goal of 40% in advance of the 2030 compliance year. (See “Developments in renewable energy efforts” below).
If the Utilities are not successful in meeting the RPS targets as mandated by law, the PUC could assess a penalty of $20 for every MWh that an electric utility is deficient. Based on the level of electricity sales in 2021, a 1% shortfall in meeting the 2030 RPS requirement of 40% would translate into a penalty of approximately $1.7 million. The PUC has the discretion to reduce the penalty due to events or circumstances that are outside an electric utility’s reasonable control, to the extent the event or circumstance could not be reasonably foreseen and ameliorated. In addition to penalties under the RPS law, failure to meet the mandated RPS targets would be expected to result in a higher proportion of fossil fuel-based generation than if the RPS target had been achieved, which in turn would be expected to subject the Utilities to limited commodity fossil fuel price exposure under a fuel cost risk-sharing mechanism. The fuel cost risk-sharing mechanism apportions 2% of the fuel cost risk to the utilities (and 98% to ratepayers) and has a maximum exposure (or benefit) of $3.7 million. Conversely, the Utilities have incentives under PIMs that provide a financial reward for accelerating the achievement of renewable generation as a percentage of total generation, including customer supplied generation. The Utilities may earn a reward for the amount of system generation above the interpolated statutory RPS goal at $20/MWh in 2022, $15/MWh in 2023, and $10/MWh for the remainder of the multi-year rate period.
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
    The State of Hawaii’s policy is supported by the regulatory framework and includes a number of mechanisms designed to maintain the Utilities’ financial stability during the transition toward the state’s decarbonized future. Under the sales decoupling mechanism, the Utilities are allowed to recover from customers, target test year revenues, independent of the level of kWh sales, which have generally declined (with the exception of 2019 and the first quarter of 2020), as privately-owned distributed energy resources have been added to the grid and energy efficiency measures have been put into place. Other regulatory mechanisms under the new PBR framework reduce some of the regulatory lag during the multi-year rate plan (MRP), such as the annual revenue adjustment to provide annual changes in utility revenues and the exceptional project recovery mechanism, which allows the Utilities to recover and earn on certain approved eligible projects placed into service. See “Regulatory proceedings” under “Commitments and contingencies” and “Decoupling” in Note 3 of the Consolidated Financial Statements.
Integrated Grid Planning. Achieving high levels of renewable energy and a carbon free electric system will require modernizing the grid through coordinated energy system planning in partnership with local communities and stakeholders. To accomplish this, the Utilities are implementing an innovative systems approach to energy planning intended to yield the most cost-effective renewable energy and decarbonization pathways that incorporates customer and stakeholder input.
The IGP utilizes an inclusive and transparent Stakeholder Engagement model to provide an avenue for interested parties to engage with the Utilities and contribute meaningful input throughout the IGP process. The IGP Stakeholder Council, Technical Advisory Panel and Working groups have been established and meet regularly to provide feedback and input on specific issues and process steps in the IGP. The Utilities submitted an updated IGP work plan to the PUC in January 2021. In August 2021, the Utilities submitted their Revised Inputs and Assumptions to the PUC for review and approval, marking the significant progress made through the stakeholder engagement phase of the IGP process. Once approved by the PUC, the next phase of the process, which includes the development of long-range integrated grid plans, will begin.
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
On June 9, 2021, the PUC issued an order providing guidance to the third Grid Service RFP filed on February 23, 2021. The proposed Grid Service RFP focused only on Oahu and is seeking 60MW of grid services with focus on capacity reduction similarly in response to the potential reserve shortfall from the AES coal plant retirement scheduled on September 1, 2022. The Utilities filed a final draft and received PUC approval to proceed on August 3, 2021. The Utilities subsequently issued an approved Grid Services RFP and the bids were due on October 13, 2021. The Utilities made their final selections on November 10, 2021 and commenced negotiations immediately after. The Utilities are targeting to execute GSPA contracts in early 2022 and file to the PUC for approval.
On June 8, 2021, the PUC approved the new program, Emergency Demand Response Program (EDRP), a battery storage incentive program to dispatch electricity between 6 p.m. to 8 p.m. daily from participating residential and commercial customers, to address the potential reserve shortfalls following the AES coal plant retirement. The PUC approved EDRP for 50MW on Oahu with an incentive budget not to exceed $34 million, which will be recovered via a surcharge cost recovery mechanism over a 10-year amortization. The Utilities’ implementation plan was approved by the PUC on June 30, 2021, and the Utilities subsequently filed the updated EDRP tariffs on July 1, 2021. As of December 31, 2021, the Utilities have received and approved the applications totaling approximately 3.47 MW.

Grid modernization. The overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater distributed energy resources and renewable energy integration. Under the Grid Modernization Strategy, the Utilities expect that new technology will help increase adoption of private rooftop solar and make use of rapidly evolving products, including storage and advanced inverters. The Utilities are implementing Phase 1 of their Grid Modernization Strategy (proportional deployment), which received PUC approval on March 25, 2019. The estimated cost for this initial phase is approximately $86 million and is expected to be incurred over five years. As of December 31, 2021, approximately $36 million has been incurred to date under Phase 1 and is currently being recovered under the Exceptional Project Recovery Mechanism (formerly known as MPIR adjustment mechanism) until such costs are included in base rates. The Utilities have deployed over 50,000 advanced meters since the beginning of deployment and is working with the PUC on plans to expand Phase 1 to cover full service territory.
The Utilities filed an application with the PUC on September 30, 2019 for an Advanced Distribution Management System (ADMS) as part of the second phase of their Grid Modernization Strategy implementation. However, on December 30, 2019, the PUC suspended the Utilities’ application for the Advanced Distribution Management System pending the Utilities’ filing of a supplemental application for the broad deployment of field devices. This supplement and update to the Grid Mod Phase 2 field devices application was filed on March 31, 2021. The estimated cost for the implementation over five years of the ADMS and field devices, which includes capital, deferred and O&M costs, is $105 million. A PUC order was issued on April 27, 2021, unsuspending and resuming consideration of the Phase 2 Application. The Utilities filed the reply statement of position on October 15, 2021, completing the discovery phase of the docket. On November 16, 2021, the PUC suspended the Utilities’ ADMS and Phase 2 field device application to focus the Utilities’ attention on completing Phase 1. The Utilities filed a Motion for Reconsideration with the PUC in response to the suspension, but was denied. The PUC subsequently clarified that the Utilities may resume the Phase 2 docket no earlier than six months before Phase 1 is scheduled to be complete. Phase 1 is currently scheduled to finish by the end of 2023; however, the PUC is considering expanding the scope of Phase 1 meter installations to full service territory deployment, with proposed completion dates of the third quarter of 2024 or the second quarter of 2025. Resumption of the Phase 2 proceeding would likely commence six months prior to the completion date selected by the PUC.
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
On November 22, 2021, CBRE RFPs for Molokai and Lanai were issued and are currently accepting proposals through February 15, 2022. On February 8, 2022, the PUC approved, subject to modifications, the CBRE and LMI CBRE RFPs for Oahu, Maui, and Hawaii Island. The Utilities filed the final RFPs with the PUC on February 23, 2022.
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

Microgrid services tariff proceeding. In enacting Act 200 of 2018, the Hawaii legislature found that Hawaii’s residents and businesses were vulnerable to disruptions in the islands’ energy systems caused by extreme weather events or other disasters, and stated its belief that the use of microgrids would build energy resiliency into Hawaii’s communities, thereby increasing public safety and security. The purpose of Act 200 was therefore to encourage and facilitate the development and use of microgrids through the establishment of a standard microgrid services tariff. In July 2018, pursuant to Act 200, the PUC opened a proceeding to investigate the establishment of a microgrid services tariff. In August 2019, the PUC issued an order prioritizing items for resolution in the docket and directed the Parties to establish working groups (the “Working Group”) to address issues identified by the PUC.
On March 30, 2020, the Utilities filed a Draft Microgrid Services Tariff and updated language for various distributed energy resources Rules. On November 30, 2020, the PUC held a technical conference to present its proposed redlines to the Utilities’ Draft Microgrid Services Tariff and related documents. On February 1, 2021, the Working Group filed its Draft Microgrid Tariff reflecting areas of consensus and disagreement among the Parties. On May 17, 2021, the PUC issued an order directing the Utilities to submit the Microgrid Services Tariff and appendices as modified by the PUC. The PUC further stated its intent to issue a separate order to govern the next phase of the Microgrid Tariff proceeding. On May 27, 2021, the Utilities filed the Microgrid Service Tariff.
On September 21, 2021, the PUC provided guidance for Phase 2 of the Microgrid Tariff proceeding, specifically identifying the objective for Phase 2 to promote self-sufficiency and resilience among microgrid project operators, as well as to further streamline the Microgrid Services Tariff where applicable. Furthermore, the PUC instructed Parties to recommend priority topics, along with supporting rationale to better inform the topics that will be discussed during this phase of the proceeding, which the parties submitted by October 21, 2021.
Decoupling. See “Decoupling” in Note 3 of the Consolidated Financial Statements for a discussion of decoupling.
Regulated returns. As part of the PBR Framework’s annual review cycle, the Utilities track their rate-making ROACEs as calculated under the earnings sharing mechanism, which includes only items considered in establishing rates. At year-end, each utility’s rate-making ROACE is compared against its ROACE allowed by the PUC to determine whether earnings sharing has been triggered. The D&O in the PBR proceeding modified the earnings sharing mechanism to a symmetric arrangement. Effective with annual earnings for 2021, the earnings sharing will be triggered for achieved rate-making ROACE outside of a 300 basis points dead band above and below the current authorized rate-making ROACE of 9.5% for each of the Utilities. Earnings sharing credits or recoveries will be included in the biannual report (formally known as annual decoupling filing) to be filed with the PUC in the spring of the following year. Results for 2021, 2020, and 2019 did not trigger the earnings sharing mechanism for the Utilities.
Actual and PUC-allowed returns, as of December 31, 2021, were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Year ended December 31, 2021	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.28	5.96	6.61	8.53	6.51	7.41	9.38	7.02	8.22
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	(0.09)	(1.56)	(0.82)	(0.97)	(2.99)	(2.09)	(0.12)	(2.48)	(1.28)
*       Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**     Recorded net income divided by average common equity.
***   ROACE adjusted to remove items not included by the PUC in establishing rates, such as incentive compensation.

The factors contributing to the difference gap between PUC-allowed ROACEs and the ROACEs actually achieved prior to the establishment of PBR include the exclusion of certain expenses from rates (for example, incentive compensation and charitable contributions), the recognition of annual RAM revenues on June 1 annually rather than on January 1, and return on capital additions since the last rate case in excess of indexed escalations. As a result of the D&O in the PBR proceeding, the Utilities are allowed to recognize previously established RAM adjustment and ARA revenues on January 1 of each year.

Results of operations.
2021 vs. 2020

2021	2020	Increase (decrease)		(dollars in millions, except per barrel amounts)
$2,540	$2,265	$275		Revenues. Net increase largely due to:
			$139	higher fuel costs offset by lower kWh generated[1]
			110	higher kWh purchased, higher purchased power energy costs and higher PPAC revenue[2]
			13	higher revenue from 2020 RAM and ARA adjustments, which included the customer dividend and an offset of management audit savings delivered to customers
			6	accrual of Hawaiian Electric ERP system implementation benefits to be returned to customers completed in 2020
			5	higher other revenues from activities billed to third parties
			3	higher PIMs revenue
644	515	129		Fuel oil expense.[1] Net increase largely due to higher fuel oil prices and lower fuel efficiency due to planned maintenance outages of certain generating units, partially offset by lower kWh generated
670	569	102		Purchased power expense[1,2]. Increase largely due to higher purchased power energy prices, higher kWh purchased and higher capacity charges
475	474	1		Operation and maintenance expense. Net increase largely due to:
			7	more generating facility overhauls and maintenance work performed
			3	ERP system costs amortization, which started for Hawaiian Electric in November 2020
			2	Customer bill forgiveness and assistance in the fourth quarter of 2021
			(2)	lower outside services for system support (Interactive Voice Response and development of portal for CBRE)
			(3)	lower pension service cost due to reset of pension costs included in rates as part of Hawaiian Electric final rate case decision
			(6)	lower Pearl Harbor environmental reserves in 2021
470	438	31		Other expenses. Increase due to higher revenue taxes, coupled with higher depreciation expense in 2021 for plant investments in 2020
280	269	11		Operating income. Increase due to higher RAM revenues, offset in part by higher depreciation expense
224	212	12
Income before income taxes. Increase due to higher RAM revenues, lower pension non-service costs and higher AFUDC, partially offset by higher interest expense related to new long term debt issued in May 2020 and January 2021 and higher depreciation expense

178	169	8		Net income for common stock. Increase due to higher RAM revenues and lower pension non-service costs, partially offset by higher operating expense. See below for effective tax rate explanation
8.1%	8.1%	—%		Return on average common equity
80.06	63.00	17.06		Average fuel oil cost per barrel
8,261	8,120	141		Kilowatt-hour sales (millions) [3]
2,469	2,579	(110)		Number of full-time employees (at December 31)
1The rate schedules of the electric utilities currently contain ECRCs through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.
2The rate schedules of the electric utilities currently contain PPACs through which changes in purchase power expenses (except purchased energy costs) are passed on to customers.
3kWh sales were higher when compared to prior year largely due to recovery from the effects of the COVID-19 pandemic. Although international visitor arrivals have not recovered, increases in domestic travel, easing of restrictions, and high vaccination rates led to sales slowly rebounding as the year progressed but remained lower than pre-pandemic levels in 2019.
Hawaiian Electric’s effective tax rate (combined federal and state income tax rates) in 2021 and 2020 was slightly higher at 20% in 2021, compared to 19%, primarily due to the lower amortization in 2021 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in the federal income tax rate and a decrease in excess tax benefits related to share-based awards in 2021. These increases were partly offset by federal research and development tax claims in 2021.
For a discussion of 2019 results, please refer to the “Results of operations” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Electric utility,” in the Company’s 2020 Form 10-K.

The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of December 31, 2021 amounted to $4.8 billion, of which approximately 26% related to generation PPE, 65% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 8% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission.
Regulatory proceedings.  On December 23, 2020, the PBR D&O was issued, establishing a new PBR Framework. The PBR Framework implemented a five-year multi-year rate period (MRP), during which there will be no general rate case applications. In the fourth year of the MRP, the PUC will comprehensively review the PBR Framework to determine if any modifications or revisions are appropriate. See also “Regulatory proceedings” in Note 3 of the Consolidated Financial Statements.
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
NPM received its Incidental Take Permit from the Department of Fish and Wildlife Service on September 7, 2018. Keep the North Shore Country (KNSC) has appealed this decision and the case has been transferred to the Hawaii Supreme Court. On June 17, 2020, KNSC filed a Motion for Stay Upon Appeal. On August 10, 2020, KNSC’s Motion for Stay Upon Appeal was denied. Oral arguments were held before the court on April 1, 2021, and the case is ready for decision making.
KNSC and Kahuku Community Association (KCA) have also petitioned to appeal NPM’s Conditional Use Permits issued by the Honolulu Department of Planning and Permitting. On August 6, 2020, the Zoning Board of Appeals (ZBA) granted NPM’s Motions to Dismiss the Appeal Petitions of KNSC and KCA. On November 17, 2020, the ZBA dismissed the appeals. On November 24, 2020, KNSC and KCA appealed the dismissal to the circuit court. The circuit court affirmed the ZBA’s dismissal of the appeals on June 30, 2021. On July 1, 2021, KNSC and KCA appealed that decision to the Hawaii Intermediate Court of Appeals where briefing is currently ongoing. The briefing was scheduled to conclude on January 28, 2022.
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
•On December 31, 2019, Hawaii Electric Light and PGV entered into an Amended and Restated Power Purchase Agreement (ARPPA), subject to approval by the PUC. The ARPPA extends the term of the existing PPA by 25 years to 2052, expands the firm capacity of the facility to 46 MW and delinks the pricing for energy delivered from the facility from fossil fuel prices to reduce cost to customers. On March 31, 2021, the PUC suspended the docket pending the completion of a supplemental environmental review under the Hawaii Environmental Policy Act (HEPA). On November 2, 2021, the Office of Planning and Sustainable Development of the State of Hawaii (OPSD) sent a letter (November 2nd Letter) to the Honorable Mitch Roth, County of Hawaii, identifying the Planning Department for the County of Hawaii to be the accepting agency and approving authority for any required HEPA review. Shortly thereafter, the PUC lifted the suspension of the docket and stating the docket was ready for decision-making, however, the PUC gave the parties a chance to brief the PUC if they disagreed that the docket was ready for decision-making. On November 15, 2021 Puna Pono Alliance responded alleging that any decision should occur after PGV’s completed supplemental environmental review is available and sent a letter to Mayor Roth questioning OPSD’s authority to issue the November 2nd Letter. On December 8, 2021 Mayor Roth sent a letter to OPSD requesting clarification on OPSD’s determination that the County of Hawaii’s Planning Department is correctly identified as the accepting authority.
•The Utilities’ renewable energy goals depend, in large part, on the success of renewable projects developed and operated by independent power producers. Beginning in 2017, the Utilities embarked on an ambitious procurement effort, selecting multiple solar plus storage efforts to help reach the Utilities renewable portfolio standards goals as well as to assist the Utilities in retiring fossil fuel generation. Several of the recently procured projects have experienced delays or have been declared null and void by the independent power producers due to a number of issues, including supply chain disruptions caused by impacts from the COVID-19 pandemic, solar product detentions at U.S.

ports of entry ordered by the U.S. Customers and Border Protection agency, and unforeseen site conditions which resulted in unanticipated project costs or in some cases the inability to effectively use previously identified project sites. Significant project delays or failures of these projects increase the risk of the Utilities not meeting the renewable portfolio standards or other climate related goals, eligibility for performance incentive mechanisms associated with the speed of increasing renewable generation, and the ability to retire fossil fuel units.
Tariffed renewable resources.
•As of December 31, 2021, there were approximately 550 MW, 117 MW and 131 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of December 31, 2021, an estimated 32% of single-family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 20% of the Utilities’ total customers have solar systems.
•The Utilities began accepting energy from feed-in tariff projects in 2011. As of December 31, 2021, there were 43 MW, 3 MW and 6 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
Biofuel sources.
•In July 2018, the PUC approved Hawaiian Electric’s three-year biodiesel supply contract with Pacific Biodiesel Technologies, LLC (PBT) to supply 2 million to 4 million gallons of biodiesel at Hawaiian Electric’s Schofield Generating Station and the Honolulu International Airport Emergency Power Facility (HIA Facility) and any other generating unit on Oahu, as necessary. The PBT contract became effective on November 1, 2018, and has been extended for one year through December 2022. Hawaiian Electric also has a spot buy contract with PBT to purchase additional quantities of biodiesel at or below the price of diesel. Some purchases of “at parity” biodiesel have been made under the spot purchase contract, which was extended through June 2023. On June 30, 2021, the Utilities issued an RFP for all fuels, including biodiesel, for supply commencing January 1, 2023. The Utilities and PBT signed an agreement on December 13, 2021 for supply of biodiesel on all islands commencing January 1, 2023, subject to PUC approval.
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
•Under a request for proposal process governed by the PUC and monitored by independent observers, in February 2018, the Utilities issued RFPs for 220 MW of renewable generation on Oahu, 50 MW of renewable generation on Hawaii Island, and 60 MW of renewable generation on Maui. As of December 31, 2021, summarized information for a total of 8 PPAs is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	4	139.5	139.5/558	7/31/22, 9/7/22, 9/30/22 & 8/31/23	20 & 25	$31.9
Hawaii Electric Light	2	60	60/240	11/3/22 & 12/2/22	25	14.1
Maui Electric	2	75	75/300	4/28/23 & 10/27/23	25	17.6
Total	8	274.5	274.5/1,098			$63.6
The Utilities have received PUC approvals to recover the total projected annual payment of $63.6 million for the eight PPAs through the PPAC to the extent such costs are not included in base rates.
•In continuation of their February 2018 request for proposal process, the Utilities issued their Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. Final awards for the renewable projects were made on May 8, 2020. Final awards for the grid services projects were made starting in January 2020. On Oahu, seven solar-plus-storage projects and one standalone storage project totaling approximately 281 MW of generation and 1.8 GWh of storage were selected. On Maui, three solar-plus-storage projects and one standalone storage project totaling approximately 100 MW of generation and 560 MWh of storage were selected. On Hawaii Island, two solar-plus-storage projects and one standalone storage project totaling approximately 72 MW of generation and 492 MWh of storage were selected. Two Utility Self-Build projects were among those selected; a 40-MW, 160-MWh standalone energy storage system on Maui and a 12-MW, 12-MWh storage system on Hawaii Island. Three renewable plus storage projects voluntarily withdrew from the process prior to execution of a power purchase agreement for various reasons, including change in circumstances for the developer and a misunderstanding of contract requirements. As of December 31, 2021, the Utilities had filed 10 PPAs, 2 grid services purchase agreements (GSPA) and 2 applications for commitments of funds for capital expenditures for approval of the utility self-build projects with the PUC. On October 25, 2021, one solar-plus-storage project on Hawaii Island was declared null and void by the developer. On December 6, 2021, one solar-plus-storage project on Oahu was declared null and void by the developer. On January 14, 2022, the Utilities filed an additional solar plus storage PPA for approval for 42 MW of generation and 168 MWh of storage.
A summary of the 9 PPAs that are still under active development, is as follows:

Utilities	Number of contracts		Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	5		214	214/983	5/17/23, 10/30/23, 12/29/23, 12/31/23 & 4/9/2024	20 & 25	$59.3
Hawaiian Electric	1	*	N/A	185/565	12/30/22	20	24.0
Maui Electric	3		100	100/400	4/30/23, 4/30/23 & 12/29/23	25	28.2
Total	9		314	499/1,780			$111.5
* See further discussion under “Review of Interconnection Process and Kapolei Energy Storage Power Purchase Agreement” below.

As of December 31, 2021, seven projects that have been approved by the PUC remain in development – six solar-plus-storage PPAs (257 MW) and one standalone storage PPA (185 MW). The total projected annual payment of $95.8 million for these PPAs will be recovered through the PPAC to the extent such costs are not included in base rates. On February 15, 2022, the Utilities filed letters with the PUC requesting approval of amendments to two of the previously-approved PPAs for Stage 2, one on Oahu and one on Maui, that address delays and price increase due to the COVID-19 pandemic and the global supply-chain crisis, as well as other market conditions that have arisen during the development of these projects.
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

•On November 27, 2019, the Utilities issued RFPs for renewable generation paired with energy storage on the islands of Lanai and Molokai. The Utilities were seeking PV paired with storage or small wind (specified as 100 kW turbines or smaller) on Molokai and PV paired with storage on Lanai. The RFP on Lanai was postponed on January 14, 2020 to allow the Utility to re-evaluate the scope of the RFP in response to announced plans to remove two large resorts from the grid. Proposals for the Molokai RFP were received on February 14, 2020. In light of a PUC order issued on April 9, 2020 in the CBRE docket, the Utilities proposed in their July 9, 2020 filing to combine the previously issued and subsequently postponed Lanai RFP with the CBRE RFP described in the order to optimize the benefits of procuring renewable energy, spurring development and increasing the likelihood of success of the CBRE program on Lanai. On May 21, 2021, the PUC approved the proposed combined Lanai RFP. On October 15, 2020, the Utilities selected one project from the Molokai RFP for a total of 4.5 MW of solar and 24 MWh of storage. The developer, however, declined to accept the award. On August 25 and 31, 2021, the Utilities filed proposed final drafts of the CBRE RFPs, which included three dedicated Low-to-Moderate-Income RFPs on Oahu, Maui and Hawaii, three Tranche 1 RFPs on Oahu, Maui and Hawaii, a Molokai CBRE RFP, and a combined Lanai Variable and CBRE RFP. On November 22, 2021, CBRE RFPs for Molokai and Lanai were opened. On February 8, 2022, the PUC approved, subject to modifications, the CBRE and LMI CBRE RFPs for Oahu, Maui, and Hawaii island. The Utilities filed the final RFPs with the PUC on February 23, 2022.
•    The PUC issued a letter to the Utilities requesting development with a Stage 3 RFP on Hawaii Island on January 21, 2021. In accordance with guidance provided by the PUC in a subsequent letter on April 20, 2021, the Utilities filed the Hawaii Island Grid Needs Assessment on July 15, 2021 and the draft RFP, including model contracts for PV+BESS, wind+BESS, standalone storage, firm renewable generation, and distributed energy resources aggregators on October 15, 2021. The requirements in the Stage 3 RFP are guided by the results of the Grid Needs Assessment. On February 22, 2022, the PUC sent a letter to the Utilities directing them to develop Stage 3 RFPs for Oahu and Maui. The Utilities are currently evaluating next steps.
•On November 17, 2021, the Utilities filed a request with the PUC to develop an RFP for firm renewable generation for Oahu. On December 22, 2021, the PUC issued guidance to the Utilities on proceeding with such RFP. The Utilities are developing the RFP requirements and plan to file a draft RFP in the first quarter of 2022.
Review of Interconnection Process and Kapolei Energy Storage Power Purchase Agreement.

•    In February 2021, the PUC initiated a docket for the purposes of reviewing the status and interconnection progress of various utility-related renewable projects (i.e. Stage 1 and Stage 2 RFP PPAs and CBRE) and the Utilities’ transition plans for the expiration of the AES power purchase agreement, the retirement of the Kahului Power Plant, and other fossil fuel power plant transition plans, as needed. The Utilities filed initial status updates on the project timelines, steps needed for each of the renewable projects to achieve commercial operation and steps the Utilities are taking to address projected extensions of guaranteed commercial operation dates (GCOD) for renewable projects under development, which are due to a variety of factors, including those outside of the control of the Utilities. The PUC subsequently held status conferences on the Utilities’ updates. In April 2021, the PUC issued an Order directing the Utilities to establish regulatory liabilities for the difference between the on-peak avoided cost and the unit price included in the applications for approval of the renewable project PPAs, effective with the GCOD included in the applications (the earliest GCOD included in the applications is July 2021) or from the date of the Order for CBRE Phase 1 projects. The amount of regulatory liabilities to be recorded in future periods are not determinable at this time and would be affected by a number of factors, including the length of the GCOD extension period, the monthly on-peak avoided cost, as well as the factors described above. The Utilities filed a Motion for Reconsideration of the entire Order, or in the alternative to clarify that at most the PUC is directing the Utilities to track the information and not record the information at this time. The Utilities further requested a Stay of the Order pending resolution of the Motion. The Utilities maintain that extensions of GCODs are allowed under the PUC-approved contracts and that the Order has the unintended consequence of imposing penalties against the Utilities without due process. In May 2021, the PUC issued an order clarifying its Order and directed the Utilities to track costs to consumers caused by the perceived delay of renewable projects, and that the PUC does not intend to, at this time, impose any penalties on the Utilities. The full text of the Order, Motion for Reconsideration and request for a Stay of the Order, and clarification Order can be found on the PUC website at dms.puc.hawaii.gov/dms (Docket No. 2021-0024).

•    Also in April 2021, the PUC approved the Kapolei Energy Storage (KES) PPA (one of the PPAs as a result of the Stage 2 Renewable RFP process) (KES Decision and Order), subject to nine conditions, including the Utilities forgoing the second portion of the PIM rewards amounting up to $1.7 million for the Stage 1 RFP PPAs, removing grid constraints for the Utilities’ CBRE Phase 2 projects and for existing and new distributed energy programs, financial retirement of Hawaiian Electric generating units by specified dates and adjusting target revenues at the retirement dates for such retirements, and a requirement to charge the batteries in the project using significant levels of renewable energy generation. The financial retirement of the generating units described in the KES Decision and Order is contrary to the intent of Hawaii Revised Statutes §269-6(d), which encourages the recovery of stranded costs for the retirement of fossil fuel generation, and contrary to the regulatory compact under which in return for agreeing to commit capital necessary to allow utilities to meet their obligation to serve, utilities are assured recovery of their investment and a fair opportunity to earn a reasonable return on the capital prudently committed to the business. Hawaiian Electric filed a Motion for Reconsideration and Stay of the Decision and Order due to potentially significant financial and operational impacts. In May 2021, the PUC granted, in part, Hawaiian Electric’s Motion for Reconsideration and Stay. In this Order, the PUC addressed a number of Hawaiian Electric’s concerns, including removing the condition of the Utilities foregoing the PIM award from Stage 1 RFP projects, agreeing to address grid constraint concerns in respective DER and CBRE dockets and not in the KES docket, removing the minimum thresholds of charging energy coming from renewable energy generation and corresponding deadlines associated with these thresholds and modifying the condition on financial retirement of generating units. The PUC indicated the net book value of generating assets would be addressed at the time of retirement. The full text of the KES Decision and Order and the Motion for Reconsideration and Stay with respect thereto, and the Order granting, in part, Hawaiian Electric’s Motion for Reconsideration can be found on the PUC website at dms.puc.hawaii.gov/dms (Docket No. 2020-0136).

Legislation and regulation.  Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the Utilities and their customers. Also see “Environmental regulation” in “Item 1. Business” and Note 3 of the Consolidated Financial Statements.
Fuel contracts.  The fuel contract entered into in January 2019, by the Utilities and PAR Hawaii Refining, LLC (PAR Hawaii), for the Utilities’ low sulfur fuel oil (LSFO), high sulfur fuel oil (HSFO), No. 2 diesel, and ultra-low sulfur diesel (ULSD) requirements was approved by the PUC, and became effective on April 28, 2019 and terminates on December 31, 2022. This contract is a requirement contract with no minimum purchases. If PAR Hawaii is unable to provide LSFO, HSFO, diesel and/or ULSD the contract allows the Utilities to purchase LSFO, HSFO, diesel and/or ULSD from another supplier. On June 30, 2021, the Utilities issued two RFPs for all fuels for supply commencing January 1, 2023. On February 1, 2022, the Utilities and PAR Hawaii entered into a fuel supply contract commencing January 1, 2023 and Second Amendment to the existing fuel contract to amend tier-1 volumes. The Second Amendment will take effect contingent upon PUC’s approval. The costs incurred under the contract with PAR Hawaii are recovered in the Utilities’ respective ECRCs.
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
Army privatization. On October 30, 2020, the PUC approved Hawaiian Electric’s 50-year contract with the U.S. Army to own, operate and maintain the electric distribution system serving the U.S. Army’s 12 installations on Oahu, including Schofield Barracks, Wheeler Army Airfield, Tripler Army Medical Center, Fort Shafter, and Army housing areas. Hawaiian Electric will acquire the Army’s existing distribution system for a stated purchase price of $16.3 million, under the approved contract, and will pay the Army in the form of a monthly credit against the monthly utility services charge over the 50-year term of the contract. The final purchase price is subject to Hawaiian Electric completing its due diligence and evaluation of the assets being acquired.
Hawaiian Electric will take ownership and all responsibilities for operation and maintenance of the system on March 1, 2022 for a 50-year term, after a one-year transition period. Under the contract, Hawaiian Electric will make initial capital upgrades over the first six years of the contract and replacement of aging infrastructure over the 50-year term. In addition to its regular monthly electricity bill, the Army will pay Hawaiian Electric a monthly utility services charge to cover operations and maintenance expenses and provide recovery for capital upgrades, capital replacements, and the existing distribution system based on a rate of return determined by the PUC for regulated utility investments, as well as depreciation expense. A preliminary assessment estimated the capital needs of approximately $40 million in the first six years of the contract. The PUC requires Hawaiian Electric to file regular periodic reports on the activities and investments in fulfillment of the contract and will review the major projects planned on behalf of the Army. The annual impact on Hawaiian Electric’s earnings is not expected to be material and will depend on a number of factors, including the amount and timing of capital upgrades and capital replacement.
Liquidity and capital resources.  As of December 31, 2021, there were no amounts outstanding on Hawaiian Electric’s revolving credit facility and under its commercial paper program and the total amount of available borrowing capacity under the Utilities’ committed line of credit was $200 million.

Hawaiian Electric expects that its liquidity will continue to be moderately impacted at the Utilities due to ongoing COVID-19 impacts to the local economy. Compared to pre-pandemic levels, delinquent accounts receivable balances have increased, which could result in higher write-offs in the future, and kWh sales have generally declined, both of which impact the timing of cash flows and creates higher working capital requirements. However, the Utilities’ liquidity and access to capital remains adequate and is expected to remain adequate. As of December 31, 2021, the total amount of available borrowing capacity (net of commercial paper outstanding) under the Utilities’ committed lines of credit and cash and cash equivalents was approximately $252 million.
The moratorium on customer disconnections was lifted on May 31, 2021. Starting in the third quarter of 2021, the Utilities commenced the disconnection process on a tiered basis, targeting the oldest and largest balances first, which is expected to reduce delinquent accounts receivable balances over time and accelerate cash collections.

Hawaiian Electric’s consolidated capital structure was as follows:

December 31	2021		2020
(dollars in millions)
Short-term borrowings	$—	—%	$50	1%
Long-term debt, net	1,676	42	1,561	41
Preferred stock	34	1	34	1
Common stock equity	2,262	57	2,142	57
	$3,972	100%	$3,787	100%
Information about Hawaiian Electric’s commercial paper borrowings, borrowings from HEI, and line of credit facility were as follows:

	Year ended December 31, 2021
(in millions)	Average balance	End-of-period balance	December 31, 2020
Short-term borrowings[1]
Commercial paper	$8	$—	$—
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facilities[2]	—	200	275
1The maximum amount of external short-term borrowings by Hawaiian Electric during 2021 was approximately $52 million. At December 31, 2021, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of $1 million and nil, respectively, which intercompany borrowings are eliminated in consolidation. In addition to the short-term borrowings above, on January 15, 2021, Hawaiian Electric paid off the $50 million term loan dated as of May 19, 2020 (see Note 5 of the Consolidated Financial Statements).
2On April 19, 2021, Hawaiian Electric’s $75 million 364-day revolving credit agreement expired and was not renewed.
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
Credit agreement. On April 19, 2021, Hawaiian Electric’s $75 million 364-day revolving credit agreement expired and was not renewed. On May 14, 2021, Hawaiian Electric entered into an agreement with a syndicate of nine financial institutions, to amend and restate its previously existing $200 million unsecured revolving credit agreement (Hawaiian Electric Facility). As of December 31, 2021, no amounts were outstanding under the facility. On February 18, 2022, the PUC approved Hawaiian Electric's request to extend the term of the $200 million Hawaiian Electric Facility to May 14, 2026 from May 13, 2022. See Note 5 of the Consolidated Financial Statements.
Credit ratings. On March 17, 2021, S&P upgraded Hawaiian Electric’s issuer credit rating to “BBB” from “BBB-,” upgraded the short-term and commercial paper ratings to “A-2” from “A-3” and revised the outlook to stable from positive. The rating upgrade was primarily based on Hawaiian Electric’s strong financial measures, strength of the cumulative value of the regulatory protections, and S&P’s assessment of its stand-alone credit profile as sufficient to rate Hawaiian Electric higher than HEI.
On April 20, 2021, Moody’s upgraded Hawaiian Electric’s senior unsecured rating and issuer rating to “Baa1” from “Baa2” and revised the outlook to stable from positive. The rating upgrade reflects Hawaiian Electric’s considerable progress in adding renewable resources to its energy supply mix and the improving regulatory relationship with the PUC. On June 25, 2021, Fitch affirmed Hawaiian Electric’s “BBB+” long-term issuer default rating, “F2” short-term issuer default rating and stable outlook.
As of February 11, 2022, the Fitch, Moody’s and S&P ratings of Hawaiian Electric were as follows:

	Fitch	Moody’s	S&P
Long-term issuer default, long-term and issuer credit, respectively	BBB+	Baa1	BBB
Commercial paper	F2	P-2	A-2
Senior unsecured debt/special purpose revenue bonds	A-	Baa1	*
Cumulative preferred stock (selected series)	*	Baa3	*
Outlook	Stable	Stable	Stable
*    Not rated.
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
On May 24, 2019, the PUC approved the Utilities’ request to issue SPRBs in the amounts of up to $70 million, $2.5 million and $7.5 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, prior to June 30, 2020, to finance the Utilities’ capital improvement programs. Pursuant to this approval, on October 10, 2019, the DBF issued, at par, Series 2019 SPRBs in the aggregate principal amount of $80 million with a maturity of October 1, 2049. As of December 31, 2021, Hawaiian Electric had $3 million of undrawn funds remaining with the trustee. Hawaii Electric Light and Maui Electric had no undrawn funds as of December 31, 2021.
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
Bank loans. On January 15, 2021, Hawaiian Electric paid off the $50 million term loan drawn on May 19, 2020.
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
Pursuant to the approval, on January 14, 2021, the Utilities drew $115 million of proceeds using a delayed draw feature under a private placement executed on October 29, 2020. The proceeds were used to finance capital expenditures and reimburse funds used for the payment of capital expenditures.

As of December 31, 2021, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $135 million, $85 million, and $45 million, respectively, of remaining taxable debt to issue prior to December 31, 2022. See summary table below.

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

On September 30, 2021, the Utilities requested PUC approval through the expedited approval process to issue taxable debt (Hawaiian Electric up to $30 million, Hawaii Electric Light up to $30 million and Maui Electric up to $35 million) prior to December 31, 2022. On December 13, 2021, the Utilities submitted an updated letter request to modify Hawaiian Electric’s request to up to $50 million from the original up to $30 million.
Equity. In October 2018, the Utilities received PUC approval for the supplemental increase to issue and sell additional common stock in the amounts of up to $280 million for Hawaiian Electric and up to $100 million each for Hawaii Electric Light and Maui Electric, with the new total “up to” amounts of $430 million for Hawaiian Electric and $110 million each for Hawaii Electric Light and Maui Electric, and to extend the period authorized by the PUC to issue and sell common stock from December 31, 2021 to December 31, 2022. As of December 31, 2021, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $221.4 million, $93.7 million, and $63.2 million, respectively, of remaining common stock to issue prior to December 31, 2022. See summary table below.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of common stock authorized to issue and sell through 2021	$150.0	$10.0	$10.0
Supplemental increase authorized	280.0	100.0	100.0
Total “up to” amounts of common stock authorized to issue and sell through 2022	430.0	110.0	110.0
Less: Common stock authorized and issued in 2017, 2018, 2019, 2020 and 2021	208.6	16.3	46.8
Remaining authorized amounts	$221.4	$93.7	$63.2

Cash flows. The following table reflects the changes in cash flows for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020:

	Years ended December 31
(in thousands)	2021	2020	Change
Net cash provided by operating activities	$273,133	$336,551	$(63,418)
Net cash used in investing activities	(285,965)	(344,794)	58,829
Net cash provided by (used in) financing activities	4,764	29,675	(24,911)

Net cash provided by operating activities: The decrease in net cash provided by operating activities was primarily driven by lower cash receipts from customers due to the impact of the pandemic and timing in receipts of payments, and higher cash paid for fuel stock due to higher fuel oil prices and volume purchased, partially offset by lower cash paid for accounts payable due to timing .
Net cash used in investing activities: The decrease in net cash used in investing activities was primarily driven by a decrease in capital expenditures related to construction activities.
Net cash provided by financing activities: The decrease in net cash provided by financing activities was primarily driven by lower net cash from long-term and short-term debts.
For a discussion of 2019 operating, investing and financing activities, please refer to the “Liquidity and capital resources” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Electric utility,” in the Company’s 2020 Form 10-K.
Material cash requirements. Material cash requirements of the Utilities include O&M expenses, including labor and benefit costs, fuel and purchase power costs, repayment of debt and interest payments, operating lease obligations, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other short-term and long-term material cash requirements. The cash requirements for O&M, fuel and purchase power costs, debt and interest payments, and operating lease obligations are generally funded through the collection of the Utilities’ revenue requirement established in the last rate case and other mechanisms established under the regulatory framework. The cash requirements for capital expenditures are generally funded through retained earnings, the issuance of debt, and contributions of equity from HEI and generally recovered through the Utilities’ revenue requirement or other capital recovery mechanisms over time. The Utilities believe that their ability to generate cash is adequate to maintain sufficient liquidity to fund their material cash requirements. However, the COVID-19 pandemic is an evolving situation, and the Utilities cannot predict the extent or duration of the outbreak, the future effects that it will have on the global, national or local economy, including the impacts on the Utilities’ ability, as well as the cost, to access additional capital, or the future impacts on the Utilities’ financial position, results of operations, and cash flows. See Item 1A. “Risk Factors” in Part I for further discussion of risks and uncertainties.
Forecast of capital expenditures. For the five-year period 2022 through 2026, the Utilities forecast up to $2.1 billion of net capital expenditures, which could change over time based upon external factors such as the timing and scope of environmental regulations and/or unforeseen delays in permitting and timing of PUC decisions. Approximately $1.30 billion is related to replacement and modernization of generation, transmission and distribution assets; approximately $0.5 billion is related to climate-related projects to transition to renewable energy or mitigate climate impacts by increasing the resilience of the system, and approximately $0.3 billion for targeted efforts to improve reliability. Proceeds from the issuance of equity and long-term debt, cash flows from operating activities, temporary increases in short-term borrowings and existing cash and cash equivalents are expected to provide the funds needed for the net capital expenditures, to pay down commercial paper or other short-term borrowings, as well as to fund any unanticipated expenditures not included in the 2022 to 2026 forecast (such as increases in the costs or acceleration of capital projects, or unanticipated capital expenditures that may be required by new environmental laws and regulations).
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
Selected short-term and long-term contractual obligations and commitments.  The following table presents aggregated information about total payments due from the Utilities during the indicated periods under the specified contractual obligations and commitments:

December 31, 2021	Payments due by period
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt	$52	$100	$172	$1,360	$1,684
Interest on long-term debt	70	130	121	727	1,048
Operating leases
PPAs classified as leases	46	8	7	4	65
Other leases	12	28	24	32	96
Open purchase order obligations [1]	93	39	8	—	140
Fuel oil purchase obligations (estimate based on fuel oil price at December 31)	8	9	5	—	22
Purchase power obligations-minimum fixed capacity charges not classified as leases	30	60	60	157	307
Liabilities for uncertain tax positions	—	2	—	—	2
Total (estimated)	$311	$376	$397	$2,280	$3,364
1     Includes contractual obligations and commitments for capital expenditures and expense amounts.
The table above does not include other categories of obligations and commitments, such as deferred taxes, trade payables, amounts that will become payable in future periods under collective bargaining and other employment agreements and employee benefit plans and potential refunds of amounts collected from ratepayers (e.g., under the earnings sharing mechanism). As of December 31, 2021, the fair value of the assets held in trusts to satisfy the obligations of the Utilities’ retirement benefit plans did not exceed the retirement benefit plans’ benefit obligation. Minimum funding requirements for retirement benefit plans have not been included in the table above. See Note 10 of the Consolidated Financial Statements for retirement benefit plan obligations and estimated contributions for 2022.

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
Technological developments.  New emerging and breakthrough technological developments (e.g., the commercial development of long-duration energy storage, grid-forming and black starting inverters in low inertia power systems, microgrids, distributed generation, grid modernization, electrification of transportation, implement predictive analytics using artificial intelligence machine learning algorithms to help assess the state of health of utility assets and prevent premature failure, and the diversification of generation from renewable sources) may impact the Utilities’ future competitive position, results of operations, financial condition and liquidity. The Utilities continue to seek prudent opportunities to develop, test, pilot, and implement technologies that align with their technical and business plans and support clean energy and decarbonized goals, while ensuring reliability and resilience as the Utilities adapt to a changing climate.
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
Regulatory liabilities represent amounts collected from customers for costs that are expected to be incurred in the future, or amounts collected in excess of costs incurred that are refundable to customers. Regulatory assets represent incurred costs that have been deferred because their recovery in future customer rates is probable. As of December 31, 2021, the consolidated regulatory liabilities and regulatory assets of the Utilities amounted to $997 million and $566 million, respectively, compared to $960 million and $767 million as of December 31, 2020, respectively. Regulatory liabilities and regulatory assets are itemized in Note 3 of the Consolidated Financial Statements. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory environment. Because current rates include the recovery of regulatory assets existing as of the last rate case and rates in effect allow the Utilities to earn a reasonable rate of return, management believes that the recovery of the regulatory assets as of December 31, 2021 is probable. This determination assumes continuation of the current political and regulatory climate in Hawaii and is subject to change in the future.
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

Revenues.  Electric utility revenues are based on rates authorized by the PUC and include revenues applicable to estimated energy consumed in the accounting period, but not yet billed to customers (Unbilled revenues), and RBA revenues or refunds for the difference between PUC-approved target revenues and recorded adjusted revenues, which delinks revenues from kWh sales. Unbilled revenues represent an estimate of energy consumed by customers subsequent to the date of the last meter reading to the end of the current reporting period. As of December 31, 2021, Unbilled revenues, net of allowance for doubtful accounts, amounted to $129 million and the RBA revenue recognized in 2021 amounted to $20 million.
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
    Changes in estimated costs, timing of decommissioning or other assumptions used in the calculation could cause material revision on the recorded liabilities. As of December 31, 2021 and December 31, 2020, the Utilities’ AROs totaled $11.1 million and $10.7 million, respectively.

Bank
Executive overview and strategy.  ASB, headquartered in Honolulu, Hawaii, is a full-service community bank serving both consumer and commercial customers. ASB is one of the largest financial institutions in Hawaii and ended 2021 with assets of $9 billion and net income of $101 million, compared to assets of $8 billion and net income of $58 million in 2020.

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
3.online and remotely-assisted account opening capabilities as there is a much more rapid and pervasive adoption of online and mobile banking by Hawaii banking customers; and
4.prioritizing efficiency actions to gain earnings leverage on organic growth.
The interest rate environment and the quality of ASB’s assets will continue to influence its financial results. A lowering of interest rates across the yield curve as a result of the pandemic’s impact on the economy has negatively affected ASB’s net interest margin and initially impacted credit losses. With the reopening of the economy and government stimulus assistance, asset quality has improved. The potential for further compression of ASB’s net interest margin if interest rates remain at current low levels is a risk that is actively managed.
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
Recent Developments—COVID-19. See also Recent developments—COVID-19 in HEI’s MD&A.
The Hawaii economy improved significantly in 2021, compared to 2020, due to the impact of stimulus programs and the loosening of business restrictions; however, the Hawaii economy experienced temporary setbacks with increased COVID-19 case counts stemming from the Delta variant in the third quarter of 2021 and the Omicron variant at the end of 2021. Although new daily case counts have continued to rise into early 2022 with a peak in late January, hospitalization rates have remained below rates experienced with the Delta variant, and as a result, the state and counties have not reinstituted the same level of restrictions that were put in place earlier in the pandemic and the Hawaii economy remains largely open for business.
Consistent with the improvement in the Hawaii economy in 2021, the bank’s performance improved in 2021, relative to 2020, with net interest income after provision for credit losses improving to $263.1 million for the year ended December 31, 2021, compared to $182.7 million for the year ended December 31, 2020, primarily driven by a negative provision for credit losses. Net interest margin declined to 2.91% for the year ended December 31, 2021, compared to 3.29% for the year ended December 31, 2020. The lower net interest margin was driven by the continued low interest rate environment that resulted in new loan origination rates remaining below existing portfolio yields. In addition, a change in the mix of earning assets, with a higher proportion of earning assets composed of investment securities which have a lower yield than the loan portfolio. The growth in the investment portfolio was driven by the growth in deposits, which grew at a faster pace than the loan portfolio resulting in excess liquidity being used to purchase investment securities. In the fourth quarter of 2021, the Bank’s net interest margin was 2.79% compared to 2.90% and 3.12% for the quarters ended September 30, 2021 and December 31, 2020, respectively.
For the year ended December 31, 2021, the investment securities portfolio increased approximately $900 million, or 41%, as deposit growth of $785 million, or 11%, which included funds from stimulus programs that were provided to individuals and businesses, continued to outpace loan growth. The growth in the investment securities portfolio and fees from the PPP program contributed to higher interest income, partially offsetting the effect of lower loan portfolio balances and earning asset yields on a year-to-date basis.
In response to COVID-19, ASB made short-term loan modifications to borrowers who were generally payment current at the time of relief. As of December 31, 2021, approximately $0.6 million of loans remained in their active deferral period. Approximately $9.0 million of loans were not able to resume their contractual payments and were considered delinquent as of December 31, 2021.
ASB recorded a negative provision for credit losses in 2021 due to improved credit quality in the commercial, commercial real estate and consumer loan portfolios and overall lower net charge offs as a result of an improving economic outlook. For the year ended December 31, 2021, ASB recorded a negative provision for credit losses of $25.8 million, compared to a provision for credit losses of $50.8 million for the year ended December 31, 2020. The provision for credit losses in future quarters will be dependent on future economic conditions and changes to borrower credit quality at that time.
In 2021, ASB collected higher fee income compared to 2020 as certain fees were waived during the second and third quarter of 2020 to accommodate the hardships facing its customers. The Bank restarted its normal fee practices in the fourth quarter of 2020 and continued throughout 2021. Noninterest expenses that were considered direct and incremental COVID-19 related costs were lower in 2021 compared to 2020.
In 2021, ASB reopened three branches that were temporarily closed during the start of the pandemic, as digital branches, which provide digital solutions such as full-service ATMs and access to expert bankers through videoconferencing tools while allowing the Bank to have a more efficient physical footprint. ASB continues to evaluate its branch network to determine whether further changes may be appropriate given its customers’ use of other banking channels.
ASB’s senior management team continually addresses the impacts to the operations and business of the Bank as a result of the pandemic and meets regularly with ASB’s board of directors to keep them apprised of the impacts of the COVID-19 pandemic.
The CARES Act was signed into law on March 27, 2020. The CARES Act provided over $2 trillion in economic assistance for American workers, families, and small businesses, and job preservation for American industries. The PPP was established under the CARES Act and implemented by the United States Small Business Administration (SBA) to provide a direct incentive for small businesses to keep their workers on the payroll as a result of the COVID-19 crisis. The Paycheck Protection Program Flexibility Act was signed into law on June 5, 2020 and the Economic Aid Act was signed into law on December 27, 2020, which amended some of the prior rules and guidelines of the CARES Act. The Economic Aid Act established a second round of PPP, reopening the PPP for first-time borrowers and allowing for a second draw for businesses that meet more restrictive eligibility criteria to target businesses hardest hit by the pandemic. Loans issued through the PPP are 100% federally guaranteed and have a maturity of 2-5 years, depending on when the loan was made, at a fixed interest rate of 1%. Loan payments will be deferred until the earlier of (a) the date that the forgiven amount is remitted to the lender by the SBA; or (b) 10 months from the date the covered period ends. The SBA will forgive all loan amounts to a particular small business if such small business is compliant with the terms and conditions of the PPP. Small businesses generally have 24 weeks from disbursement of the loan to incur allowable expenses such as payroll costs, interest on mortgages, rent and utility expenses that would be covered by the loan forgiveness rules, with 60% of the loan forgiveness needing to be for payroll costs. Small businesses may receive partial forgiveness if they do not spend the entirety of their PPP loan on eligible expenses, or if less than 60% of the loan disbursement is spent on payroll costs. Employers had until December 31, 2020 to restore their workforce, or, for a PPP loan made after December 27, 2020, before the last day of the Covered Period. Lenders processed and approved the PPP loans under delegated authority of the SBA. As an existing SBA certified lender, ASB worked with a number of small businesses, both customers and non-customers, to complete the loan application forms so that these businesses could participate in the program. During the first round of PPP, the Bank secured more than $370 million in PPP loans for approximately 4,100 small businesses that supported over 40,000 jobs, ASB received processing fees totaling approximately $13 million and started recognizing these fees over the life of the loans. During the second round of PPP, ASB secured more than $175 million for approximately 2,200 small businesses that supported more than 20,000 jobs; ASB received processing fees of approximately $9 million. The remaining PPP loans outstanding as of December 31, 2021 was $69 million.
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
ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

Results of operations.
•2021 vs. 2020

(in millions)	2021	2020	Increase (decrease)	Primary reason(s)
Interest income	$242	$244	$(2)	Lower average earning asset yields and lower average loan portfolio balances partly offset by higher investment security portfolio balances.
				Average loan portfolio yields 21 basis points lower - impacted by the continued low interest rate environment as adjustable rate loans had repriced lower during the past year and new loan production yields continue to originate below their portfolio yields.
				Average loan portfolio balances decreased $117 million - home equity lines of credit and commercial loan portfolio balances decreased $175 million and $79 million, respectively, primarily due to repayments in the portfolio. Average consumer loans portfolio balance decreased $80 million - primarily due to ASB’s decision to reduce production of this loan product in the current economic environment. Average commercial real estate loans portfolio balance increased $203 million - primarily due to demand for this loan type.
				Average investment securities portfolio balance increased $1.3 billion - excess liquidity from strong deposit growth was invested in agency securities
				Average investment securities portfolio yield 38 basis points lower - impacted by the continued low interest rate environment as new investment security purchase yields were lower than the investment security portfolio yield.
Noninterest income	65	78	(13)	Lower mortgage banking income and lower gain on sale of investment securities, partly offset by higher customer fee income and higher bank-owned life insurance income.
				Lower gain on sale of investment securities - in 2020, ASB sold all of its Visa Class B restricted shares and recognized a gain of $7.0 million with no similar sales in 2021.
				Lower mortgage banking income - lower residential loan sales volume primarily due to ASB’s decision to portfolio a larger portion of its residential loan production in 2021. Loan sale profit margins were lower in 2021 compared to 2020.
				Higher customer fee income - in the second and third quarters 2020, ASB waived overdraft and other deposit account fees to accommodate the hardships customers were experiencing during the COVID-19 pandemic. Normal customer fee practices were resumed in the fourth quarter of 2020 and all of 2021.
				Higher bank-owned life insurance income - primarily due to higher proceeds from life insurance policies received in 2021 compared to 2020.
Less: gain on sale of investment securities, net	(1)	(9)	8	Gain on sale of investment securities, net, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 4 of the Consolidated Financial Statements, is classified as gain on sale of investment securities, net in the consolidated statements of income, and accordingly, is reflected below following operating income as a separate line item and excluded from Revenues.
Revenues	306	313	(7)	The decrease in revenues was primarily due to lower interest and noninterest income.
Interest expense	5	11	(6)	Lower interest expense on deposits and other borrowings.
				Lower interest expense on deposits - lower term certificate balances primarily due to runoff of government term certificates and lower deposit yields as a result of the continued low interest rate environment.
				Average core deposit balances increased $1.2 billion; average term certificate balances decreased $181 million.
				Average deposit yields decreased from 16 basis points to 6 basis points
				Lower interest expense on other borrowings - primarily due to lower repurchase agreement yields as a result of the continued low interest rate environment.

(in millions)	2021	2020	Increase (decrease)	Primary reason(s)
Provision for credit losses	(26)	51	(77)	Negative provision for credit losses reflects favorable credit trends with continued improvement in the economic environment and a slight shift in loan portfolio composition with growth in the real estate secured portfolio.
				Negative provision for credit losses included credit upgrades in the commercial real estate and commercial loan portfolios.
				Negative provision for credit losses was also due to a shift in loan portfolio mix - a decrease in personal unsecured loan portfolio balances which had higher credit loss rates replaced with higher residential and commercial real estate loan portfolio balances with lower credit loss rates. The personal unsecured loan portfolio also experienced improved net charge-off trends.
				2020 provision for credit losses included $39 million of COVID-19 related reserves and loss reserves of $21 million for net charge-offs as well as other changes in loan portfolio composition and asset quality metrics.
				Delinquency rates have decreased - from 0.37% at December 31, 2020 to 0.33% at December 31, 2021 due to lower personal unsecured and home equity line of credit loan delinquencies, partly offset by higher residential 1-4 family loan delinquencies.
				Net charge-offs to average loans have decreased - from 0.40% at December 31, 2020 to 0.07% at December 31, 2021 due to lower personal unsecured loan portfolio net charge-offs.
Noninterest expense	197	191	6	Higher compensation and benefit expenses and data processing expenses were partly offset by lower COVID-19 related costs and lower pension expense.
				Higher compensation and benefit expenses - increase in incentive compensation payout for commission based employees, higher performance-based compensation and payment of the separation and release agreement with the former President and Chief Executive Officer.
				Higher data processing expenses - due to upgrades in ASB’s technology and data analytics capabilities.
				2021 noninterest expense benefited from a one-time credit adjustment for a change in accounting for the ASB retirement plan.
				Lower other expenses - 2020 expenses included higher direct and incremental COVID-19 related costs[1] to enhance cleaning and sanitation of ASB’s facilities as well as incremental compensation expense.
Expenses	176	253	(77)	The decrease in expenses was primarily due to lower provision for credit losses, and lower interest expense, partly offset by an increase in noninterest expense.
Operating income	130	60	70	Lower provision for credit losses and lower interest expense, partly offset by lower interest and noninterest income, and higher noninterest expenses.
Gain on sale of investment securities, net	1	9	(8)
Net income	$101	$58	$43	The increase in net income was the result of higher operating income partly offset by higher income tax expense and lower gain on sale of investment securities.
Return on average equity[2]	13.8%	8.1%	5.7%
1     Higher operating expenses, which were considered direct and incremental COVID-19 related costs, included approximately $2.5 million of incremental compensation expense and $2.0 million of enhanced cleaning and sanitation costs.
2     Calculated using the average daily balance.
For a discussion of 2019 results, please refer to the “Results of operations” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Bank,” in the Company’s 2020 Form 10-K.
See Note 4 of the Consolidated Financial Statements for further information about ASB.

Average balance sheet and net interest margin.  The following table provides a summary of average balances, including major categories of interest-earning assets and interest-bearing liabilities:

	2021			2020			2019
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$69,930	$93	0.13	$153,879	$241	0.16	$16,618	$320	1.92
FHLB stock	10,298	327	3.17	9,481	306	3.23	9,716	350	3.60
Investment securities
Taxable	2,792,255	42,114	1.51	1,554,812	29,213	1.88	1,406,564	31,178	2.22
Non-taxable	54,646	1,177	2.15	32,080	974	3.04	27,512	1,360	4.94
Total investment securities	2,846,901	43,291	1.52	1,586,892	30,187	1.90	1,434,076	32,538	2.27
Loans
Residential 1-4 family	2,189,680	78,672	3.59	2,180,013	85,769	3.93	2,181,554	89,956	4.12
Commercial real estate	1,157,987	38,255	3.30	954,836	34,596	3.62	863,468	40,324	4.67
Home equity line of credit	885,759	27,669	3.12	1,060,444	33,731	3.18	1,043,479	38,826	3.72
Residential land	18,227	924	5.07	13,799	754	5.46	14,065	774	5.50
Commercial	856,226	36,178	4.23	935,663	31,642	3.38	620,206	27,950	4.51
Consumer	135,609	17,284	12.75	215,994	27,728	12.84	270,340	35,864	13.27
Total loans [1,2]	5,243,488	198,982	3.79	5,360,749	214,220	4.00	4,993,112	233,694	4.68
Total interest-earning assets [3]	8,170,617	242,693	2.97	7,111,001	244,954	3.44	6,453,522	266,902	4.14
Allowance for credit losses	(86,691)			(81,193)			(54,640)
Noninterest-earning assets	742,174			762,746			696,270
Total Assets	$8,826,100			$7,792,554			$7,095,152
Liabilities and Shareholder’s Equity:
Savings	$3,069,615	802	0.03	$2,620,311	1,774	0.07	$2,340,671	1,904	0.08
Interest-bearing checking	1,237,969	242	0.02	1,106,563	471	0.04	1,044,315	1,298	0.12
Money market	192,044	132	0.07	161,084	465	0.29	145,939	953	0.65
Time certificates	483,353	3,805	0.79	664,578	7,944	1.20	810,749	12,675	1.56
Total interest-bearing deposits	4,982,981	4,981	0.10	4,552,536	10,654	0.23	4,341,674	16,830	0.39
Advances from Federal Home Loan Bank	15,319	42	0.27	21,490	146	0.68	33,652	843	2.50
Securities sold under agreements to repurchase and federal funds purchased	88,405	17	0.02	76,360	314	0.41	79,647	767	0.96
Total interest-bearing liabilities	5,086,705	5,040	0.10	4,650,386	11,114	0.24	4,454,973	18,440	0.41
Noninterest bearing liabilities:
Deposits	2,833,886			2,276,722			1,848,336
Other	169,967			155,589			131,691
Shareholder’s equity	735,542			709,857			660,152
Total Liabilities and Shareholder’s Equity	$8,826,100			$7,792,554			$7,095,152
Net interest income		$237,653			$233,840			$248,462
Net interest margin (%)[4]			2.91			3.29			3.85
1Includes loans held for sale, at lower of cost or fair value, of $23.0 million, $20.5 million and $6.3 million as of December 31, 2021, 2020 and 2019, respectively.
2Includes recognition of net deferred loan fees of $14.3 million, $4.9 million and $0.2 million for 2021, 2020 and 2019 respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.
3For 2021, 2020 and 2019, the taxable-equivalent basis adjustments made to the table above were not material.
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

	2021 vs. 2020			2020 vs. 2019
(in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income
Interest-earning deposits	$(38)	$(110)	$(148)	$(545)	$466	$(79)
FHLB stock	(6)	27	21	(36)	(8)	(44)
Investment securities
Taxable	(6,655)	19,556	12,901	(5,062)	3,097	(1,965)
Non-taxable	(343)	546	203	(585)	199	(386)
Total investment securities	(6,998)	20,102	13,104	(5,647)	3,296	(2,351)
Loans
Residential 1-4 family	(7,473)	376	(7,097)	(4,124)	(63)	(4,187)
Commercial real estate	(3,243)	6,902	3,659	(9,697)	3,969	(5,728)
Home equity line of credit	(623)	(5,439)	(6,062)	(5,717)	622	(5,095)
Residential land	(57)	227	170	(6)	(14)	(20)
Commercial	7,118	(2,582)	4,536	(3,447)	7,139	3,692
Consumer	(193)	(10,251)	(10,444)	(1,129)	(7,007)	(8,136)
Total loans	(4,471)	(10,767)	(15,238)	(24,120)	4,646	(19,474)
Total increase (decrease) in interest income	(11,513)	9,252	(2,261)	(30,348)	8,400	(21,948)
Interest expense
Savings	1,234	(262)	972	298	(168)	130
Interest-bearing checking	271	(42)	229	897	(70)	827
Money market	409	(76)	333	577	(89)	488
Time certificates	2,302	1,837	4,139	2,656	2,075	4,731
Advances from Federal Home Loan Bank	70	34	104	466	231	697
Securities sold under agreements to repurchase and federal funds purchased	339	(42)	297	422	31	453
Total decrease (increase) in interest expense	4,625	1,449	6,074	5,316	2,010	7,326
Increase (decrease) in net interest income	$(6,888)	$10,701	$3,813	$(25,032)	$10,410	$(14,622)
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
The increase in the loan portfolio balance in 2021 was primarily due to growth in the residential and commercial real estate loan portfolio balances. The growth in the residential loan portfolio balance was due to ASB’s decision to portfolio a larger portion of the residential mortgage loan production and reduce the amount of residential loans sold in the secondary market. The growth in the commercial real estate loan portfolio was due to ASB’s continued effort to diversify its loan portfolio with higher-spread, shorter-maturity loans and/or variable rate loans. The decrease in the commercial loan portfolio was due to paydown of the PPP loans which decreased from $300 million at December 31, 2020 to $69 million at December 31, 2021.
The increase in the loans balance in 2020 was primarily due to growth in the commercial, commercial real estate and HELOC loan portfolio balances, which were the portfolios targeted as ASB continued its loan growth strategy of diversifying the loan portfolio with higher-spread, shorter-maturity loans and/or variable rate loans.

The following table summarizes loans held for investment based upon contractually scheduled principal payments allocated to the indicated maturity categories:

December 31	2021
Due	In 1 year or less	After 1 year through 5 years	After 5 years through 15 years	After 15 years	Total
(in millions)
Residential 1-4 family – Fixed	$74	$310	$803	$1,002	$2,189
Residential 1-4 family – Adjustable	7	26	59	18	110
Total residential 1-4 family	81	336	862	1,020	2,299
Commercial real estate – Fixed	59	229	328	12	628
Commercial real estate – Adjustable	83	220	126	—	429
Total commercial real estate	142	449	454	12	1,057
Home equity line of credit– Fixed	27	97	175	12	311
Home equity line of credit – Adjustable	5	23	161	336	525
Total home equity line of credit	32	120	336	348	836
Residential land– Fixed	1	19	—	—	20
Residential land – Adjustable	—	—	—	—	—
Total residential land	1	19	—	—	20
Commercial construction – Fixed	—	15	1	—	16
Commercial construction – Adjustable	31	10	—	34	75
Total commercial construction	31	25	1	34	91
Residential construction – Fixed	11	—	—	—	11
Residential construction – Adjustable	—	—	—	—	—
Total residential construction	11	—	—	—	11
Commercial – Fixed	71	224	60	—	355
Commercial – Adjustable	121	284	32	1	438
Total commercial	192	508	92	1	793
Consumer – Fixed	47	47	6	—	100
Consumer – Adjustable	3	10	1	—	14
Total consumer	50	57	7	—	114
Total loans – Fixed	290	941	1,373	1,026	3,630
Total loans – Adjustable	250	573	379	389	1,591
Total loans	$540	$1,514	$1,752	$1,415	$5,221
Home equity lines of credit. The home equity lines of credit (HELOC) portfolio makes up 16% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable-rate term loan with a 20-year amortization period. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed-rate loan with level principal and interest payments. As of December 31, 2021, approximately 36% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. A HELOC loan is typically in a subordinate lien position to a borrower’s first mortgage loan, however, approximately 57% of ASB’s HELOC loan portfolio is in a first lien position.

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
Loan portfolio risk elements.  When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. If delinquencies are not cured promptly, ASB normally commences a collection action, including foreclosure proceedings in the case of real estate secured loans. In a foreclosure action, the property collateralizing the delinquent debt is sold at a public auction in which ASB may participate as a bidder to protect its interest. If

ASB is the successful bidder, the property is classified as real estate owned until it is sold. As of December 31, 2021 and 2020, ASB had nil real estate acquired in settlement of loans.
In addition to delinquent loans, other significant lending risk elements include: (1) loans which accrue interest and are 90 days or more past due as to principal or interest, (2) loans accounted for on a nonaccrual basis (nonaccrual loans), and (3) loans on which various concessions are made with respect to interest rate, maturity, or other terms due to the inability of the borrower to service the obligation under the original terms of the agreement (troubled debt restructured loans). ASB loans that were 90 days or more past due on which interest was being accrued as of December 31, 2021 and 2020 were immaterial or nil. The following table sets forth certain information with respect to nonaccrual loans:

December 31	2021	2020
(dollars in thousands)
Real estate:
Residential 1-4 family	$19,748	$11,826
Commercial real estate	15,325	18,722
Home equity line of credit	5,521	7,358
Residential land	397	408
Commercial construction	—	—
Residential construction	—	—
Total real estate	40,991	38,314
Commercial	2,138	5,147
Consumer	1,845	3,935
Total nonaccrual loans	$44,974	$47,396
Loans receivable, net	$5,211,114	$5,333,843
Allowance for credit losses	$71,130	$101,201
Nonaccrual loans to loans receivable, net	0.86%	0.89%
Allowance for credit losses to nonaccrual loans	1.58x	2.14x
In 2021, nonaccrual loans decreased $2.4 million primarily due to decreases in commercial real estate, commercial, consumer and HELOC nonaccrual loans of $3.4 million, $3.0 million, $2.1 million and $1.8 million, respectively, partly offset by an increase in residential 1-4 family nonaccrual loans of $7.9 million. The increase in residential nonaccrual loans was attributed to customers that could not resume contractual payments after their deferral period was completed.
In 2020, nonaccrual loans increased $17.7 million primarily due to an increase in commercial real estate nonaccrual loans of $18.5 million. The increase in commercial real estate nonaccrual loans was primarily attributed to one commercial credit.
See “Allowance for credit losses” in Note 4 of the Consolidated Financial Statements for information with respect to nonperforming assets.
Allowance for credit losses.  See “Allowance for credit losses” in Note 4 of the Consolidated Financial Statements for the tables which sets forth the allocation of ASB’s allowance for credit losses. On January 1, 2020, ASB adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments - Measurement of Current Expected Credit Losses on Financial Instruments, modifying the accounting for the allowance for credit losses from an incurred loss model to an expected loss model (see Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements). With the adoption of ASU 2016-13, ASB added $19.4 million to the allowance for credit losses on January 1, 2020. During 2021, ASB recorded a negative provision for credit losses related to the allowance for credit losses of $26.4 million primarily due to decreased reserves for the commercial real estate, commercial and consumer loan portfolios for improved credit quality in those loan portfolios and a lower personal unsecured loan portfolio balance, which has a higher loss rate than other loan portfolios. During 2020, ASB recorded a provision for credit losses related to the allowance for credit losses of $49.8 million primarily due to increased reserves for the commercial, commercial real estate and consumer loan portfolios for expected credit deterioration due to the COVID-19 pandemic and additional loss reserves to cover net loan charge-offs.

ASB maintains a reserve for credit losses that consists of two components, the allowance for credit losses and an allowance for loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in provision for credit losses. With the adoption of ASU 2016-13, ASB added $1.6 million to the reserve for unfunded loan commitments on January 1, 2020. For 2021 and 2020, ASB recorded a provision for credit losses for unfunded commitments of $0.6 million and $1.0 million, respectively. As of December 31, 2021 and December 31, 2020, the reserve for unfunded loan commitments was $4.9 million and $4.3 million, respectively.
The following table sets forth the allocation of ASB’s allowance for credit losses and the percentage of loans in each category to total loans:

December 31	2021			2020
(dollars in thousands)	Allowance balance	Allowance to loan receivable %	Loan receivable % of total	Allowance balance	Allowance to loan receivable %	Loan receivable % of total
Real estate:
Residential 1-4 family	$6,545	0.28	44.0	$4,600	0.21	40.1
Commercial real estate	24,696	2.34	20.3	35,607	3.62	18.4
Home equity line of credit	5,657	0.68	16.0	6,813	0.71	18.0
Residential land	646	3.25	0.4	609	3.90	0.3
Commercial construction	2,186	2.40	1.7	4,149	3.42	2.3
Residential construction	18	0.16	0.2	11	0.10	0.2
Total real estate	39,748	0.92	82.6	51,789	1.22	79.3
Commercial	15,798	1.99	15.2	25,462	2.72	17.5
Consumer	15,584	13.67	2.2	23,950	14.19	3.2
Total allowance for credit losses	$71,130	1.36	100.0	$101,201	1.90	100.0
In 2021, ASB’s allowance for credit losses decreased by $30.1 million primarily due to decreases in loan loss reserves for the commercial real estate, commercial and consumer loan portfolios for improved credit quality. The decrease in the consumer loan portfolio was also due to the decrease in the personal unsecured loan portfolio outstanding balance. Total delinquencies of $17.2 million at December 31, 2021 was a decrease of $2.4 million compared to total delinquencies of $19.6 million at December 31, 2020 primarily due to decreases in delinquent consumer, HELOC and residential land loans, partly offset by an increase in residential 1-4 family delinquent loans. The ratio of delinquent loans to total loans decreased from 0.37% of total outstanding loans at December 31, 2020 to 0.33% of total outstanding loans at December 31, 2021. Net charge-offs for 2021 were $3.6 million, a decrease of $17.8 million compared to $21.4 million in 2020 primarily due to a decrease in consumer loan portfolio net charge-offs.
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
Investment securities.  Currently, ASB’s investment portfolio consists of U.S. Treasury and federal agency obligations, mortgage-backed securities, corporate bonds and mortgage revenue bonds. ASB owns mortgage-backed securities issued or guaranteed by the U.S. government agencies or sponsored agencies, including the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), Government National Mortgage Association (GNMA) and Small Business Administration (SBA). The weighted-average yield on investments during 2021, 2020 and 2019 was 1.52%, 1.90% and 2.27%, respectively. ASB did not maintain a portfolio of securities held for trading during 2021 and 2020.
As of December 31, 2021 and 2020, ASB had $522.3 million and $226.9 million, respectively, of investment securities that were purchased and classified as held-to-maturity. The investment securities were classified as held-to-maturity to enhance ASB’s capital management in a rising rate environment. ASB considers the held-to-maturity classification of these investment securities to be appropriate as ASB has the positive intent and ability to hold these securities to maturity.
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
The net unrealized gains and losses on ASB’s investment securities were primarily caused by movements in interest rates. All contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Based upon ASB’s evaluation at December 31, 2021 and 2020, there was no indicated impairment as ASB expects to collect the contractual cash flows for these investments. See “Investment securities” in Note 1 of the Consolidated Financial Statements for a discussion of securities impairment assessment.
As of December 31, 2021 and 2020, ASB did not have any private-issue mortgage-backed securities. ASB does not have any exposure to securities backed by subprime mortgages. See “Investment securities” in Note 4 of the Consolidated Financial Statements for a discussion of the allowance for credit losses for the investment securities portfolio.
The following table summarizes the current amortized cost of ASB’s investment portfolio (excluding stock of the FHLB of Des Moines, which has no contractual maturity) and weighted average yields as of December 31, 2021. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

(dollars in millions)	In 1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Mortgage-backed securities	Total[1]
U.S. Treasury and federal agency obligations	$15	$44	$91	$—	$—	$150
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	—	—	—	—	2,945	2,945
Corporate bonds	—	18	13	—	—	31
Mortgage revenue bonds[1]	—	—	15	—	—	15
	$15	$62	$119	$—	$2,945	$3,141
Weighted average yield	2.10%	2.06%	1.53%	—%	1.53%	1.54%
1     Weighted average yield on the mortgage revenue bonds is computed on a tax equivalent basis using a federal statutory tax rate of 21%.

    Stock in FHLB. As of December 31, 2021 and 2020, ASB’s stock in FHLB of Des Moines $10 million and $9 million, respectively, was carried at cost because it can only be redeemed at par. The amount that ASB is required to invest in FHLB stock is determined by FHLB requirements. In 2021, 2020 and 2019, ASB received cash dividends of $327,000, $306,000 and $349,000, respectively, on its FHLB Stock.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. While deposits have increased by $1.1 billion in 2020 in part due to PPP loan proceeds and consumer economic impact payments from the CARES Act stimulus program, deposit retention and sustained growth will remain challenging in the current environment due to the low level of short-term interest rates. Advances from the FHLB of Des Moines, securities sold under agreements to repurchase and federal funds purchased continue to be additional sources of funds. As of December 31, 2021 and 2020, ASB’s costing liabilities consisted of 99% deposits and 1% borrowings..
ASB’s deposits are obtained primarily from residents of Hawaii. Net deposit inflow or outflow, measured as the year-over-year difference in year-end deposits, was an inflow of $785 million in 2021, compared to an inflow of $1.1 billion in 2020.
The following table presents the amount of time certificates of deposit of $250,000 or more, segregated by time remaining until maturity:

(in thousands)	Amount
Three months or less	$37,556
Greater than three months through six months	8,577
Greater than six months through twelve months	23,094
Greater than twelve months	18,381
$87,608
As of December 31, 2021 and 2020, ASB had approximately $1.4 billion and $1.2 billion, respectively, of deposits that were uninsured.
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
The decreases in other borrowings in 2021 and 2020 were due to decreases in business repurchase agreements. The increase in other borrowings in 2019 was due to an increase in business repurchase agreements, partly offset by the payoff of FHLB advances.
As of December 31, 2021, the unused borrowing capacity with the FHLB of Des Moines was $2.0 billion. The FHLB of Des Moines continues to be an important source of liquidity for ASB. See “Liquidity and capital resources” below for changes in the unused borrowing capacity with the FHLB of Des Moines.
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
As of December 31, 2021, ASB had an unrealized loss, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in accumulated other comprehensive income (AOCI) of $32.0 million compared to an unrealized gain, net of taxes, of $20.0 million as of December 31, 2020. See “Quantitative and Qualitative Disclosures About Market Risk.”
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

In the second quarter of 2020, ASB had adopted the community bank leverage ratio framework and was only subject to the Tier 1 leverage ratio requirement. Beginning in the third quarter of 2021, ASB began reporting all of the required capital ratios as the Bank did not meet the requirements of the community bank leverage ratio framework. With Tier 1 leverage, common equity, Tier 1 capital and total capital ratios of 7.9%, 13.3%, 13.3% and 14.3%, respectively as of December 31, 2021, ASB’s regulatory capital ratios exceeded the minimum regulatory capital requirements of 4.0%, 4.5%, 6.0% and 8.0%, respectively. See Bank - Regulation in HEI’s “Item 1. Business” for a description of the changes to the community bank leverage ratio framework.

Liquidity and capital resources.

December 31	2021	% change	2020	% change
(dollars in millions)
Total assets	$9,182	9	$8,397	16
Investment securities	3,097	41	2,197	60
Loans held for investment, net	5,140	(2)	5,233	3
Deposit liabilities	8,172	11	7,387	18
Other bank borrowings	88	(2)	90	(22)
As of December 31, 2021, ASB was one of Hawaii’s largest financial institutions based on assets of $9.2 billion and deposits of $8.2 billion.
ASB’s principal sources of liquidity are customer deposits, borrowings and the maturity and repayment of portfolio loans and securities. The Bank’s liquidity remains at satisfactory levels as deposits continued to grow substantially which enabled ASB to fund its loan production and purchase investment securities with low cost funding. ASB’s deposits as of December 31, 2021 were $785 million higher than December 31, 2020. ASB’s sources of borrowings include advances from the FHLB and securities sold under agreements to repurchase from broker/dealers and commercial account holders. As of December 31, 2021, ASB had no FHLB borrowings outstanding. ASB is approved to borrow from the FHLB up to 35% of ASB’s assets to the extent it provides qualifying collateral and holds sufficient FHLB stock. As of December 31, 2021, ASB’s unused FHLB borrowing capacity was approximately $2.0 billion.
As of December 31, 2021, securities sold under agreements to repurchase totaled $88 million, representing 1.0% of assets.
ASB utilizes deposits, advances from the FHLB and securities sold under agreements to repurchase to fund maturing and withdrawn deposits, repay maturing borrowings, fund existing and future loans and purchase investment and mortgage-backed securities. As of December 31, 2021, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.9 billion, of which, commitments to lend to borrowers whose loan terms have been modified in troubled debt restructurings were nil. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
As of December 31, 2021 and 2020, ASB had $45.0 million and $47.4 million of loans on nonaccrual status, respectively, or 0.9% and 0.9%, respectively, of net loans outstanding. As of December 31, 2021 and 2020, ASB had nil real estate acquired in settlement of loans.
In 2021, operating activities provided cash of $115 million. Net cash of $881 million was used by investing activities primarily due to purchases of available-for-sale investment securities of $1.5 billion, purchases of held-to-maturity investment securities of $350 million, contributions to low-income housing investments of $16 million, purchases of bank-owned life insurance of $13 million and additions to premises and equipment of $11 million, partly offset by receipt of repayments from available-for-sale investment securities of $583 million, proceeds from the sale of available-for-sale investment securities of $197 million, net decrease in loans receivable of $72 million, proceeds from sale of residential loans of $60 million, repayments from held-to-maturity investment securities of $54 million and proceeds from the redemption of bank-owned life insurance of $6 million. Financing activities provided net cash of $725 million primarily due to a net increase in deposits of $785 million, partly offset by a net decrease in repurchase agreements of $1 million and common stock dividends to HEI (through ASB Hawaii) of $59 million.
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2021, ASB was well-capitalized (see Note 4 of the Consolidated Financial Statements for ASB’s capital ratios).

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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
HEI and Hawaiian Electric (in the case of Hawaiian Electric, only the information related to Hawaiian Electric and its subsidiaries is applicable):
The Company manages various market risks in the ordinary course of business, including credit risk and liquidity risk. The Company believes the electric utility and the “other” segment’s exposures to these two risks were not material as of December 31, 2021.
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

ASB’s interest-rate risk sensitivity measures as of December 31, 2021 and 2020 constitute “forward-looking statements” and were as follows:

	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
Change in interest rates (basis points)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
+300	5.6%	7.0%	15.5%	31.4%
+200	4.0	5.0	11.7	23.9
+100	2.3	2.7	7.0	14.0
-100	(2.5)	(1.9)	(12.6)	(25.2)

ASB’s NII sensitivity profile was less asset sensitive as of December, 31, 2021 as compared to December 31, 2020, primarily driven by the increase in market rates, growth in the fixed rate portion of the HELOC and residential mortgage portfolios, and core deposit funded investment securities purchases. The increase in market rates decreased prepayment expectations in the Bank’s fixed-rate mortgage and mortgage-backed investment portfolios, driving decreased asset sensitivity. In addition, the fixed rate portion of the HELOC and residential mortgage portfolios grew, contributing to decreased asset sensitivity. Lastly, the deployment of strong core deposit growth into new fixed-rate investment purchases further contributed to decreased sensitivity.
EVE sensitivity decreased as of December 31, 2021 compared to December 31, 2020 as the duration of assets lengthened. The steepening of the yield curve led to slower prepayment expectations and lengthened the duration of the fixed-rate mortgage and mortgage-backed investment portfolios.
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

Other than bank interest rate risk
The Company’s general policy is to manage “other than bank” interest rate risk through use of a combination of short-term debt, long-term debt and preferred securities. As of December 31, 2021, the Company was exposed to “other than bank” interest rate risk because of its periodic borrowing requirements, the impact of interest rates on the discount rate and the market value of plan assets used to determine retirement benefits expenses and obligations (see “Pension and other postretirement benefits obligations” in HEI’s MD&A and “Retirement benefits” in Notes 1 and 10 of the Consolidated Financial Statements) and the possible effect of interest rates on the electric utilities’ allowed rates of return. Other than these exposures, management believes its exposure to “other than bank” interest rate risk is not material. The Company’s long-term debt, in the form of borrowings of proceeds of revenue bonds, privately-placed senior notes and bank term loans, is predominately at fixed rates (see Note 16 of the Consolidated Financial Statements for the fair value of long-term debt, net-other than bank).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEI and Hawaiian Electric:

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Hawaiian Electric Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Electric Utility Segment - Regulatory Assets and Liabilities - Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
Hawaiian Electric Company, Inc. (“Hawaiian Electric” or the “Utility”) is subject to rate regulation by the Hawaii Public Utility Commission (the “PUC”) and accounts for the effects of regulation under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 980, “Regulated Operations,” as management believes that the operations of the Utility currently satisfy the criteria for regulatory accounting. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; operating revenues; operation and maintenance expense; and depreciation expense. As of December 31, 2021, regulatory assets and liabilities amounted to approximately $565,543,000 and $996,768,000, respectively. The Company’s continued accounting under ASC Topic 980 generally requires that rates are established by an independent, third-party regulator; rates are designed to recover the costs of providing service; and it is reasonable to assume that rates can be charged to, and collected from, customers. On December 23, 2020, the PUC issued a Decision and Order approving a new performance-based regulation (“PBR”) framework. The framework became fully effective on June 1, 2021.

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about the applicability of applying the specialized rules and the impacted account balances, including disclosures and the high degree of subjectivity involved in assessing the impact of regulatory orders on the financial statements. Management judgments include assessing the applicability of the specialized rules and the likelihood of (1) recovery in future rates of incurred costs and (2) a refund to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the PUC, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate-setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the application of specialized rules to account for the effects of cost-based rate regulation and the uncertainty of future decisions by the rate regulators included the following, among others:
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
•We evaluated the Company’s conclusion that it should apply the specialized rules to account for the effects of cost-based rate regulation including considerations as a result of the PBR decision and order.
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
•We obtained analyses from management as appropriate regarding probability of recovery for regulatory assets or refund in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery, or refundable in rates.

Allowance for Credit Losses - Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The allowance for credit losses is a material estimate of the Company and as of December 31, 2021, the total balance was $71,130,000. The allowance for credit losses is based on the composition, characteristics, and quality of the loans, as well as the prevailing economic conditions and reasonable and supportable forecasts. The credit loss models use a probability-of-default, loss given default, and exposure at default methodology to estimate expected credit losses.

The Company also incorporates qualitative factors to adjust the historical loss rates or other static sources as these rates may not be an accurate indicator of expected losses in the current portfolio. These qualitative factors include, but are not limited to, adjustments for changes in policies and procedures in underwriting, monitoring or collections, current and expected economic conditions, portfolio mix, lending and risk management personnel, results of internal audit and quality control reviews, collateral values, and any concentrations of credit.

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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the allowance for credit losses included the following, among others:
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

/s/ Deloitte & Touche LLP
Honolulu, Hawaii
February 25, 2022
We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm
To the Shareholder and the Board of Directors of Hawaiian Electric Company, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets and statements of capitalization of Hawaiian Electric Company, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in common stock equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Electric Utility Segment – Regulatory Assets and Liabilities - Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
Hawaiian Electric Company, Inc. (“Hawaiian Electric” or the “Utility”) is subject to rate regulation by the Hawaii Public Utility Commission (the “PUC”) and accounts for the effects of regulation under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 980, “Regulated Operations,” as management believes that the operations of the Utility currently satisfy the criteria for regulatory accounting. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; operating revenues; operation and maintenance expense; and depreciation expense. As of December 31, 2021, regulatory assets and liabilities amounted to approximately $565,543,000 and $996,768,000, respectively. The Company’s continued accounting under ASC Topic 980 generally requires that rates are established by an independent, third-party regulator; rates are designed to recover the costs of providing service; and it is reasonable to assume that rates can be charged to, and collected from, customers. On December 23, 2020, the PUC issued a Decision and Order approving a new performance-based regulation (“PBR”) framework. The framework became fully effective on June 1, 2021.

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about the applicability of applying the specialized rules and the impacted account balances, including disclosures and the high degree of subjectivity involved in assessing the impact of regulatory orders on the financial statements. Management judgments include assessing the applicability of the specialized rules and the likelihood of (1) recovery in future rates of incurred costs and (2) a refund to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the PUC, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate-setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the application of specialized rules to account for the effects of cost-based rate regulation and the uncertainty of future decisions by the rate regulators included the following, among others:
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
•We evaluated the Company’s conclusion that it should apply the specialized rules to account for the effects of cost-based rate regulation including considerations as a result of the PBR decision and order.
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
•We obtained analyses from management as appropriate regarding probability of recovery for regulatory assets or refund in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery, or refundable in rates.

/s/ Deloitte & Touche LLP
Honolulu, Hawaii
February 25, 2022
We have served as the Company’s auditor since 2017.

Consolidated Statements of Income
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2021	2020	2019
(in thousands, except per share amounts)
Revenues
Electric utility	$2,539,636	$2,265,320	$2,545,942
Bank	306,398	313,511	327,917
Other	4,345	944	89
Total revenues	2,850,379	2,579,775	2,873,948
Expenses
Electric utility	2,260,078	1,996,770	2,291,564
Bank (includes $10.8 million gain on sales of properties in 2019)	178,195	251,702	217,008
Other	26,040	19,810	17,355
Total expenses	2,464,313	2,268,282	2,525,927
Operating income (loss)
Electric utility	279,558	268,550	254,378
Bank	128,203	61,809	110,909
Other	(21,695)	(18,866)	(17,266)
Total operating income	386,066	311,493	348,021
Retirement defined benefits credit (expense)—other than service costs	5,848	(3,210)	(2,806)
Interest expense, net – other than on deposit liabilities and other bank borrowings	(94,363)	(88,694)	(90,899)
Allowance for borrowed funds used during construction	3,250	2,992	4,453
Allowance for equity funds used during construction	9,534	8,768	11,987
Gain on sale of investment securities, net	528	9,275	653
Income before income taxes	310,863	240,624	271,409
Income taxes	62,807	40,910	51,637
Net income	248,056	199,714	219,772
Preferred stock dividends of subsidiaries	1,890	1,890	1,890
Net income for common stock	$246,166	$197,824	$217,882
Basic earnings per common share	$2.25	$1.81	$2.00
Diluted earnings per common share	$2.25	$1.81	$1.99
Weighted-average number of common shares outstanding	109,282	109,140	108,949
Net effect of potentially dilutive shares	298	216	458
Weighted-average shares assuming dilution	109,580	109,356	109,407
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2021	2020	2019
(in thousands)
Net income for common stock	$246,166	$197,824	$217,882
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for sale investment securities:
Net unrealized gains (losses) on available-for sale investment securities arising during the period, net of taxes of $(18,903), $7,008 and $10,024 for 2021, 2020 and 2019, respectively	(51,636)	19,143	27,382
Reclassification adjustment for net realized gains included in net income, net of taxes of $(142), $(599) and $(175) for 2021, 2020 and 2019, respectively	(387)	(1,638)	(478)
Derivatives qualified as cash flow hedges:
Unrealized interest rate hedging losses, net of taxes of $(108), $(607) and $(409) for 2021, 2020 and 2019, respectively	(312)	(1,750)	(1,177)
Reclassification adjustment to net income, net of taxes of $13, nil and nil for 2021, 2020 and 2019, respectively	37	—	—
Retirement benefit plans:
Net gains (losses) arising during the period, net of taxes of $53,068, $(20,907) and $3,892 for 2021, 2020 and 2019, respectively	153,121	(60,529)	10,914
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes of $6,665, $8,247 and $3,512 for 2021, 2020 and 2019, respectively	19,253	23,689	10,107
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(59,429), $13,825 and $(5,610) for 2021, 2020 and 2019, respectively	(171,345)	39,860	(16,177)
Other comprehensive income (loss), net of taxes	(51,269)	18,775	30,571
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$194,897	$216,599	$248,453
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
Hawaiian Electric Industries, Inc. and Subsidiaries

December 31		2021		2020
(dollars in thousands)
ASSETS
Cash and cash equivalents		$305,551		$341,421
Restricted cash		5,911		17,558
Accounts receivable and unbilled revenues, net		344,213		281,216
Available-for-sale investment securities, at fair value		2,574,618		1,970,417
Held-to-maturity investment securities, at amortized cost		522,270		226,947
Stock in Federal Home Loan Bank, at cost		10,000		8,680
Loans held for investment, net		5,139,984		5,232,642
Loans held for sale, at lower of cost or fair value		10,404		28,275
Property, plant and equipment, net
Land	$102,910		$103,428
Plant and equipment	8,085,793		7,851,185
Construction in progress	231,495		214,266
	8,420,198		8,168,879
Less – accumulated depreciation	(3,028,130)	5,392,068	(2,903,144)	5,265,735
Operating lease right-of-use assets		122,416		153,069
Regulatory assets		565,543		766,708
Other		747,469		629,149
Goodwill		82,190		82,190
Total assets		$15,822,637		$15,004,007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable		$205,544		$182,347
Interest and dividends payable		19,889		23,547
Deposit liabilities		8,172,212		7,386,957
Short-term borrowings—other than bank		53,998		129,379
Other bank borrowings		88,305		89,670
Long-term debt, net—other than bank		2,321,937		2,119,129
Deferred income taxes		384,760		395,089
Operating lease liabilities		136,760		160,432
Regulatory liabilities		996,768		959,786
Defined benefit pension and other postretirement benefit plans liability		348,072		567,438
Other		669,215		618,438
Total liabilities		13,397,460		12,632,212
Preferred stock of subsidiaries - not subject to mandatory redemption		34,293		34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none		—		—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 109,311,785 shares and 109,181,124 shares at December 31, 2021 and 2020, respectively		1,685,496		1,678,368
Retained earnings		757,921		660,398
Accumulated other comprehensive income (loss), net of taxes
Net unrealized gains (losses) on securities	$(32,037)		$19,986
Unrealized losses on derivatives	(3,638)		(3,363)
Retirement benefit plans	(16,858)	(52,533)	(17,887)	(1,264)
Total shareholders’ equity		2,390,884		2,337,502
Total liabilities and shareholders’ equity		$15,822,637		$15,004,007
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Hawaiian Electric Industries, Inc. and Subsidiaries

	Common stock		Retained earnings	Accumulated other comprehensive income (loss)
(in thousands, except per share amounts)	Shares	Amount			Total
Balance, December 31, 2018	108,879	$1,669,267	$543,623	$(50,610)	$2,162,280
Net income for common stock	—	—	217,882	—	217,882
Other comprehensive income, net of taxes	—	—	—	30,571	30,571
Issuance of common stock:
Share-based plans	94	3,092	—	—	3,092
Share-based expenses and other, net	—	5,898	—	—	5,898
Common stock dividends ($1.28 per share)	—	—	(139,463)	—	(139,463)
Balance, December 31, 2019	108,973	1,678,257	622,042	(20,039)	2,280,260
Impact of adoption of ASU No. 2016-13	—	—	(15,372)	—	(15,372)
Balance, January 1, 2020 after adoption of ASU No. 2016-13	108,973	1,678,257	606,670	(20,039)	2,264,888
Net income for common stock	—	—	197,824	—	197,824
Other comprehensive income, net of taxes	—	—	—	18,775	18,775
Issuance of common stock:
Share-based plans	208	3,973	—	—	3,973
Share-based expenses and other, net	—	(3,862)	—	—	(3,862)
Common stock dividends ($1.32 per share)	—	—	(144,096)	—	(144,096)
Balance, December 31, 2020	109,181	1,678,368	660,398	(1,264)	2,337,502
Net income for common stock	—	—	246,166	—	246,166
Other comprehensive loss, net of tax benefits	—	—	—	(51,269)	(51,269)
Issuance of common stock:
Share-based plans	131	5,027	—	—	5,027
Share-based expenses and other, net	—	2,101	—	—	2,101
Common stock dividends ($1.36 per share)	—	—	(148,643)	—	(148,643)
Balance, December 31, 2021	109,312	$1,685,496	$757,921	$(52,533)	$2,390,884
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2021	2020	2019
(in thousands)
Cash flows from operating activities
Net income	$248,056	$199,714	$219,772
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	246,158	238,114	229,858
Other amortization	32,544	52,664	48,255
Provision for credit losses	(25,825)	50,811	23,480
Loans originated, held for sale	(340,986)	(564,525)	(285,042)
Proceeds from sale of loans, held for sale	364,848	567,652	277,119
Gain on sale of real estate, held for sale	—	—	(10,762)
Gain on sale of investment securities, net	(528)	(9,275)	(653)
Gain on sale of loans	(9,305)	(23,734)	(4,943)
Deferred income taxes	(5,398)	(1,706)	(15,085)
Share-based compensation expense	9,135	5,810	9,986
Allowance for equity funds used during construction	(9,534)	(8,768)	(11,987)
Other	(7,060)	1,366	18,568
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	(73,811)	2,533	23,933
Decrease (increase) in fuel oil stock	(45,819)	34,202	(11,493)
Decrease (increase) in regulatory assets	(13,874)	1,007	71,262
Increase (decrease) in regulatory liabilities	15,358	(16,562)	1,953
Increase (decrease) in accounts, interest and dividends payable	9,925	(20,068)	(3,054)
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	41,331	(35,610)	(27,538)
Decrease in defined benefit pension and other postretirement benefit plans liability	(6,660)	(2,029)	(4,482)
Change in other assets and liabilities, net	(52,882)	(42,189)	(36,677)
Net cash provided by operating activities	375,673	429,407	512,470
Cash flows from investing activities
Available-for-sale investment securities purchased	(1,464,644)	(1,361,594)	(108,088)
Principal repayments on available-for-sale investment securities	583,238	478,351	272,949
Proceeds from sale of available-for-sale investment securities	197,354	169,157	19,810
Purchases of held-to-maturity investment securities	(349,579)	(146,738)	(13,057)
Proceeds from repayments or maturities of held-to-maturity investment securities	53,654	59,894	15,505
Purchase of stock from Federal Home Loan Bank	(33,022)	(27,350)	(95,636)
Redemption of stock from Federal Home Loan Bank	31,702	27,104	97,160
Net decrease (increase) in loans held for investment	72,489	(229,311)	(300,210)
Proceeds from sale of residential loans	59,844	—	—
Proceeds from sale of real estate held for sale	—	—	21,060
Capital expenditures	(314,524)	(383,895)	(457,520)
Proceeds from sale of low income housing investments	—	6,725	1
Contributions to low income housing investments	(16,131)	(9,403)	(6,974)
Other, net	27	3,412	13,291
Net cash used in investing activities	(1,179,592)	(1,413,648)	(541,709)
(continued)

Consolidated Statements of Cash Flows (continued)
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2021	2020	2019
Cash flows from financing activities
Net increase in deposit liabilities	785,255	1,115,055	113,050
Net increase (decrease) in short-term borrowings with original maturities of three months or less	(10,493)	(71,219)	86,718
Proceeds from issuance of short-term debt	—	165,000	75,000
Repayment of short-term debt	(65,000)	(150,000)	(50,000)
Net increase (decrease) in other bank borrowings with original maturities of three months or less	(1,365)	(25,440)	5,070
Proceeds from issuance of other bank borrowings	—	30,000	—
Repayment of other bank borrowings	—	(30,000)	—
Proceeds from issuance of long-term debt	285,886	415,997	289,349
Repayment of long-term debt and funds transferred for repayment of long-term debt	(82,262)	(178,969)	(287,285)
Withheld shares for employee taxes on vested share-based compensation	(2,006)	(5,700)	(997)
Common stock dividends	(148,643)	(144,096)	(139,463)
Preferred stock dividends of subsidiaries	(1,890)	(1,890)	(1,890)
Other	(3,080)	(3,203)	(1,836)
Net cash provided by financing activities	756,402	1,115,535	87,716
Net increase (decrease) in cash, cash equivalents and restricted cash	(47,517)	131,294	58,477
Cash, cash equivalents and restricted cash, January 1	358,979	227,685	169,208
Cash, cash equivalents and restricted cash, December 31	311,462	358,979	227,685
Less: Restricted cash	(5,911)	(17,558)	(30,872)
Cash and cash equivalents, December 31	$305,551	$341,421	$196,813
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2021	2020	2019
(in thousands)
Revenues	$2,539,636	$2,265,320	$2,545,942
Expenses
Fuel oil	644,349	515,274	720,709
Purchased power	670,494	568,749	633,256
Other operation and maintenance	475,412	474,192	481,737
Depreciation	229,469	222,733	215,731
Taxes, other than income taxes	240,354	215,822	240,131
Total expenses	2,260,078	1,996,770	2,291,564
Operating income	279,558	268,550	254,378
Allowance for equity funds used during construction	9,534	8,768	11,987
Retirement defined benefits credit (expense)—other than service costs	3,890	(763)	(2,836)
Interest expense and other charges, net	(72,447)	(67,794)	(70,842)
Allowance for borrowed funds used during construction	3,250	2,992	4,453
Income before income taxes	223,785	211,753	197,140
Income taxes	44,148	40,418	38,305
Net income	179,637	171,335	158,835
Preferred stock dividends of subsidiaries	915	915	915
Net income attributable to Hawaiian Electric	178,722	170,420	157,920
Preferred stock dividends of Hawaiian Electric	1,080	1,080	1,080
Net income for common stock	$177,642	$169,340	$156,840
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2021	2020	2019
(in thousands)
Net income for common stock	$177,642	$169,340	$156,840
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net gains (losses) arising during the period, net of taxes of $52,554, $(21,868) and $1,821 for 2021, 2020 and 2019, respectively	151,523	(63,050)	5,249
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes of $6,750, $7,474 and $3,312 for 2021, 2020 and 2019, respectively	19,461	21,550	9,550
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(59,429), $13,825, and $(5,610) for 2021, 2020 and 2019, respectively	(171,345)	39,860	(16,177)
Other comprehensive loss, net of tax benefits	(361)	(1,640)	(1,378)
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$177,281	$167,700	$155,462
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2021	2020
(in thousands)
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$51,937	$51,611
Plant and equipment	7,735,983	7,509,343
Less accumulated depreciation	(2,940,517)	(2,819,079)
Construction in progress	204,569	188,342
Utility property, plant and equipment, net	5,051,972	4,930,217
Nonutility property, plant and equipment, less accumulated depreciation of $59 and $115 as of December 31, 2021 and 2020, respectively	6,949	6,953
Total property, plant and equipment, net	5,058,921	4,937,170
Current assets
Cash and cash equivalents	52,169	47,360
Restricted cash	3,089	15,966
Customer accounts receivable, net	186,859	147,832
Accrued unbilled revenues, net	129,155	101,036
Other accounts receivable, net	7,267	7,673
Fuel oil stock, at average cost	104,078	58,238
Materials and supplies, at average cost	71,877	67,344
Prepayments and other	46,031	44,083
Regulatory assets	66,664	30,435
Total current assets	667,189	519,967
Other long-term assets
Operating lease right-of-use-assets	101,470	127,654
Regulatory assets	498,879	736,273
Other	165,166	136,309
Total other long-term assets	765,515	1,000,236
Total assets	$6,491,625	$6,457,373
Capitalization and liabilities
Capitalization (see Consolidated Statements of Capitalization)
Common stock equity	$2,261,899	$2,141,918
Cumulative preferred stock – not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Note 3)
Long-term debt, net	1,624,427	1,561,302
Total capitalization	3,920,619	3,737,513
Current liabilities
Current portion of operating lease liabilities	49,368	64,730
Current portion of long-term debt, net	51,975	—
Short-term borrowings from non-affiliate	—	49,979
Accounts payable	160,007	133,849
Interest and preferred dividends payable	17,325	20,350
Taxes accrued, including revenue taxes	208,280	192,524
Regulatory liabilities	29,760	37,301
Other	71,569	74,262
Total current liabilities	588,284	572,995
Deferred credits and other liabilities
Operating lease liabilities	65,780	69,494
Deferred income taxes	408,634	397,798
Regulatory liabilities	967,008	922,485
Unamortized tax credits	103,945	111,915
Defined benefit pension and other postretirement benefit plans liability	321,780	530,532
Other	115,575	114,641
Total deferred credits and other liabilities	1,982,722	2,146,865
Total capitalization and liabilities	$6,491,625	$6,457,373
 The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Capitalization
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2021	2020
(dollars in thousands, except par value)
Common stock equity
Common stock of $6 2/3 par value
Authorized: 50,000,000 shares. Outstanding: 17,753,533 shares and
17,324,376 shares at December 31, 2021 and 2020, respectively	$118,376	$115,515
Premium on capital stock	798,526	746,987
Retained earnings	1,348,277	1,282,335
Accumulated other comprehensive loss, net of tax benefits-retirement benefit plans	(3,280)	(2,919)
Common stock equity	2,261,899	2,141,918

Cumulative preferred stock not subject to mandatory redemption
Authorized: 5,000,000 shares of $20 par value and 7,000,000 shares of $100 par value.
Series	Par Value		Shares outstanding December 31, 2021 and 2020	2021	2020
(dollars in thousands, except par value and shares outstanding)
C-4.25%	$20	(Hawaiian Electric)	150,000	$3,000	$3,000
D-5.00%	20	(Hawaiian Electric)	50,000	1,000	1,000
E-5.00%	20	(Hawaiian Electric)	150,000	3,000	3,000
H-5.25%	20	(Hawaiian Electric)	250,000	5,000	5,000
I-5.00%	20	(Hawaiian Electric)	89,657	1,793	1,793
J-4.75%	20	(Hawaiian Electric)	250,000	5,000	5,000
K-4.65%	20	(Hawaiian Electric)	175,000	3,500	3,500
G-7.625%	100	(Hawaii Electric Light)	70,000	7,000	7,000
H-7.625%	100	(Maui Electric)	50,000	5,000	5,000
			1,234,657	34,293	34,293
(continued)

Consolidated Statements of Capitalization (continued)
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2021	2020
(in thousands)
Long-term debt
Obligations to the State of Hawaii for the repayment of Special Purpose Revenue Bonds (subsidiary obligations unconditionally guaranteed by Hawaiian Electric):
3.50%, Series 2019, due 2049	$80,000	$80,000
3.20%, Refunding series 2019, due 2039	150,000	150,000
3.10%, Refunding series 2017A, due 2026	125,000	125,000
4.00%, Refunding series 2017B, due 2037	140,000	140,000
3.25%, Refunding series 2015, due 2025	47,000	47,000
Total obligations to the State of Hawaii	$542,000	$542,000
Other long-term debt – unsecured:
Taxable senior notes:
3.51%, Series 2020C and 2020E, due 2050	$70,000	$—
3.28%, Series 2020B and 2020D, due 2040	45,000	—
3.96%, Series 2020A, 2020B and 2020C, due 2050	50,000	50,000
3.31%, Series 2020A and 2020B, due 2030	110,000	110,000
4.21%, Series 2019A, due 2034	50,000	50,000
4.38%, Series 2018A, due 2028	67,500	67,500
4.53%, Series 2018B, due 2033	17,500	17,500
4.72%, Series 2018C, due 2048	15,000	15,000
4.31%, Series 2017A, due 2047	50,000	50,000
4.54%, Series 2016A, due 2046	40,000	40,000
5.23%, Series 2015A, due 2045	80,000	80,000
4.45%, Series 2013A and 2013B, due 2022	52,000	52,000
4.84%, Series 2013A, 2013B and 2013C, due 2027	100,000	100,000
5.65%, Series 2013B and 2013C, due 2043	70,000	70,000
4.55%, Series 2012B and 2012C, due 2023	100,000	100,000
4.72%, Series 2012D, due 2029	35,000	35,000
5.39%, Series 2012E, due 2042	150,000	150,000
4.53%, Series 2012F, due 2032	40,000	40,000
Total taxable senior notes	1,142,000	1,027,000
Total long-term debt	1,684,000	1,569,000
Less unamortized debt issuance costs	7,598	7,698
Less current portion long-term debt, net of unamortized debt issuance costs	51,975	—
Long-term debt, net	1,624,427	1,561,302
Total capitalization	$3,920,619	$3,737,513
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Common Stock Equity
Hawaiian Electric Company, Inc. and Subsidiaries

	Common stock		Premium on capital stock	Retained earnings	Accumulated other comprehensive income (loss)
(in thousands)	Shares	Amount				Total
Balance, December 31, 2018	16,751	$111,696	$681,305	$1,164,541	$99	$1,957,641
Net income for common stock	—	—	—	156,840	—	156,840
Other comprehensive income, net of taxes	—	—	—	—	(1,378)	(1,378)
Issuance of common stock, net of expenses	297	1,982	33,519	—	—	35,501
Common stock dividends	—	—	—	(101,252)	—	(101,252)
Balance, December 31, 2019	17,048	113,678	714,824	1,220,129	(1,279)	2,047,352
Net income for common stock	—	—	—	169,340	—	169,340
Other comprehensive loss, net of tax benefits	—	—	—	—	(1,640)	(1,640)
Issuance of common stock, net of expenses	276	1,837	32,163	—	—	34,000
Common stock dividends	—	—	—	(107,134)	—	(107,134)
Balance, December 31, 2020	17,324	115,515	746,987	1,282,335	(2,919)	2,141,918
Net income for common stock	—	—	—	177,642	—	177,642
Other comprehensive loss, net of tax benefits	—	—	—	—	(361)	(361)
Issuance of common stock, net of expenses	429	2,861	51,539	—	—	54,400
Common stock dividends	—	—	—	(111,700)	—	(111,700)
Balance, December 31, 2021	17,753	$118,376	$798,526	$1,348,277	$(3,280)	$2,261,899
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2021	2020	2019
(in thousands)
Cash flows from operating activities
Net income	$179,637	$171,335	$158,835
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	229,469	222,733	215,731
Other amortization	21,737	33,746	29,631
Deferred income taxes	(3,829)	3,151	(16,284)
State refundable credit	(10,582)	(9,961)	(8,369)
Bad debt expense	2,183	2,115	2,150
Allowance for equity funds used during construction	(9,534)	(8,768)	(11,987)
Bill credits	2,000	—	—
Accrued environmental reserve	—	6,556	406
Other	1,350	2,610	27,459
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(50,090)	(7,286)	18,822
Decrease (increase) in accrued unbilled revenues	(27,464)	15,285	4,495
Decrease (increase) in fuel oil stock	(45,840)	33,699	(12,002)
Increase in materials and supplies	(4,533)	(6,642)	(5,498)
Decrease (increase) in regulatory assets	(13,874)	1,007	71,262
Increase (decrease) in regulatory liabilities	15,358	(16,562)	1,953
Increase (decrease) in accounts payable	17,671	(33,129)	(2,051)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	26,930	(37,180)	(28,523)
Decrease in defined benefit pension and other postretirement benefit plans liability	(5,154)	(4,306)	(4,448)
Change in other assets and liabilities	(52,302)	(31,852)	(17,626)
Net cash provided by operating activities	273,133	336,551	423,956
Cash flows from investing activities
Capital expenditures	(292,000)	(350,864)	(419,898)
Other	6,035	6,070	11,374
Net cash used in investing activities	(285,965)	(344,794)	(408,524)
Cash flows from financing activities
Common stock dividends	(111,700)	(107,134)	(101,252)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,995)	(1,995)	(1,995)
Proceeds from issuance of common stock	54,400	34,000	35,500
Proceeds from issuance of long-term debt	115,000	255,000	280,000
Repayment of long-term debt and funds transferred for repayment of long-term debt	—	(109,000)	(283,546)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	—	(38,987)	38,987
Proceeds from issuance of short-term debt	—	100,000	75,000
Repayment of short-term debt	(50,000)	(100,000)	(50,000)
Other	(941)	(2,209)	(2,109)
Net cash provided by (used in) financing activities	4,764	29,675	(9,415)
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,068)	21,432	6,017
Cash, cash equivalents and restricted cash, January 1	63,326	41,894	35,877
Cash, cash equivalents and restricted cash, December 31	55,258	63,326	41,894
Less: Restricted cash	(3,089)	(15,966)	(30,872)
Cash and cash equivalents, December 31	$52,169	$47,360	$11,022
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 · Summary of significant accounting policies

General
Hawaiian Electric Industries, Inc. (HEI) is a holding company with direct and indirect subsidiaries principally engaged in electric utility, banking, and non-regulated renewable/sustainable infrastructure businesses operating in the State of Hawaii. HEI owns Hawaiian Electric Company, Inc. (Hawaiian Electric), ASB Hawaii, Inc. (ASB Hawaii), an intermediate holding company that owns American Savings Bank, F.S.B. (ASB), and Pacific Current, LLC (Pacific Current).
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
ASB is a federally chartered, full-service community bank providing a wide range of banking services to individual and business customers through its 42 branches on Oahu (29), Maui (6), Hawaii (4), Kauai (2) and Molokai (1).
Pacific Current’s significant subsidiaries include Hamakua Energy, LLC (Hamakua Energy), Mauo, LLC (Mauo) and Kaʻieʻie Waho Company, LLC (Kaʻieʻie Waho). Hamakua Energy, owns and operates a 60-megawatt (MW) combined-cycle power plant, which sells the power it produces only to Hawaii Electric Light. Mauo is a commercial-scale, solar-plus-storage project (8.6 MW of solar and 42.3 MW of storage) currently under construction on the islands of Oahu and Maui. Kaʻieʻie Waho owns and operates a 6-MW photovoltaic project, which sells all power produced to Kauai Island Utility Cooperative.
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
Consolidation.  The HEI consolidated financial statements include the accounts of HEI and its subsidiaries. The Hawaiian Electric consolidated financial statements include the accounts of Hawaiian Electric and its subsidiaries. When HEI or Hawaiian Electric has a controlling financial interest in another entity (usually, majority voting interest), that entity is consolidated. Investments in companies over which the Company or the Utilities have the ability to exercise significant influence, but not control, are accounted for using the equity method. The consolidated financial statements exclude variable interest entities (VIEs) when the Company or the Utilities are not the primary beneficiaries. Significant intercompany amounts are eliminated in consolidation (see Note 2 for limited exceptions).
Cash and cash equivalents.  The Utilities consider cash on hand, deposits in banks, money market accounts, certificates of deposit, short-term commercial paper of non-affiliates and liquid investments (with original maturities of three months or less) to be cash and cash equivalents. The Company considers the same items to be cash and cash equivalents as well as ASB’s deposits with the Federal Home Loan Bank (FHLB), federal funds sold (excess funds that ASB loans to other banks overnight at the federal funds rate) and securities purchased under resale agreements with original maturities of three months or less. Additionally, ASB is required by the Federal Reserve System to maintain noninterest-bearing cash reserves equal to a percentage of certain deposits. The reserve requirement for ASB at December 31, 2021 and 2020 was nil. In March 2020, the Federal Reserve Board reduced the reserve requirement to nil to support the depository institutions during the COVID-19 pandemic and effective March 2021, the change was made permanent.
Restricted cash.  The Utilities consider funds on deposit with trustees, which represent the undrawn proceeds from the issuance of special purpose revenue bonds, to be restricted cash because these funds are available only to finance (or reimburse payment of) approved capital expenditures. In addition to the Utilities’ funds on deposit with trustees, the Company considers cash held by trustees related to non-recourse loans at Pacific Current subsidiaries to be restricted cash. At December 31, 2021 and 2020, total restricted cash of the Company was $5.9 million and $17.6 million, respectively, and for the Utilities was $3.1 million and $16.0 million, respectively.

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
Depreciation.  Depreciation is computed primarily using the straight-line method over the estimated lives of the assets being depreciated. Electric utility plant additions in the current year are depreciated beginning January 1 of the following year in accordance with rate-making. Electric utility plant has lives ranging from 16 to 51 years for production plant, from 10 to 79 years for transmission and distribution plant, and from 5 to 50 years for general plant. The Utilities’ composite annual depreciation rate, which includes a component for cost of removal, was 3.2% in 2021, 2020 and 2019.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Earnings per share (HEI only).  Basic earnings per share (EPS) is computed by dividing net income for common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that dilutive common shares for stock compensation is added to the denominator. There were no shares of antidilutive securities outstanding during the years ended December 31, 2021, 2020 and 2019.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted the ASU as of January 1, 2021 with no material impact on its consolidated financial statements and related disclosures.
Leases. On July 19, 2021 FASB issued ASU No. 2021-05, “Leases (Topic 842): Lessors–Certain Leases with Variable Lease Payments.” The ASU allows lessors to treat sales-type leases with variable payments to be classified as operating leases if the sales-type lease treatment under Topic 842 would result in a selling loss at lease commencement (day-one loss). The Company early adopted ASU No. 2021-05 as of September 30, 2021 retrospectively to leases that commenced on or after the adoption of ASU No. 2016-02, “Leases (Topic 842).” The adoption of ASU No. 2021-05 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
Financial Disclosures. In August 2021, the FASB issued ASU 2021-06, “Presentation of Financial Statements (Topic 205), Financial Services-Depository and Lending (Topic 942), and Financial Services-Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33- 10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants.” This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, “Amendments to Financial Disclosures about Acquired and Disposed Businesses”, and No. 33-10835, “Update of Statistical Disclosures for Bank and Savings and Loan Registrants.” The amendments in this update are effective upon addition to the FASB Codification and the Company determined that this guidance does not have a material impact on the Company’s consolidated financial statements.

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
Accounts receivable.  Accounts receivable are recorded at the invoiced amount. The Utilities generally assess a late payment charge on balances unpaid from the previous month. The allowance for doubtful accounts is the Utilities’ best estimate of the amount of expected credit losses in the Utilities’ existing accounts receivable. Due to the economic impact of COVID-19 on customers and the moratorium on electric service disconnections through May 31, 2021, the allowance for doubtful accounts increased in 2020 and 2021. At December 31, 2021 and 2020, the allowance for customer accounts receivable, accrued unbilled revenues and other accounts receivable was $26.1 million and $17.8 million, respectively.
Electric utility revenues.  Revenues related to electric service are generally recorded when service is rendered and include revenues applicable to energy consumed in the accounting period but not yet billed to the customers. The Utilities also record revenue under a decoupling mechanism. See “Decoupling” discussion in Note 3.
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
The weighted-average AFUDC rate was 7.1% in 2021, 7.1% in 2020 and 7.4% in 2019, and reflected quarterly compounding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Asset retirement obligations.  AROs are accounted for in accordance with ASC 410-20, Asset Retirement Obligations. AROs are recognized at present value of expected costs to retire long-lived assets from service, provided a legal obligation exists and a reasonable estimate of the fair value and the settlement date can be made. In the subsequent period, the liability is accreted to its future value while the asset retirement cost is depreciated over the estimated useful life of the underlying asset. The Utilities’ recognition of AROs have no impact on earnings, as the cost of the AROs are recovered over the life of the asset through depreciation. AROs recognized by the Utilities relate to legal obligations with the retirement of plant and equipment, including removal of asbestos and other hazardous materials. See “Asset retirement obligations” in Note 3.

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
AFS debt securities with unrealized losses are reviewed quarterly. ASB will first assess whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS securities that do not meet the aforementioned criteria, ASB evaluates whether the decline in fair value is the result of a credit loss or other factors. The determination of whether or not a credit loss exists is based on consideration of the cash flows expected to be collected from the debt security. ASB develops these expectations after considering various factors such as agency ratings, the financial condition of the issuer, payment history, payment structure of the security, industry and market conditions, underlying collateral and other factors which may be relevant based on the facts and circumstances pertaining to individual securities. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2021, 2020 and 2019, there was no indicated impairment as ASB expects to collect the contractual cash flows for these investments.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Allowance for credit losses.  The allowance for credit losses (ACL) represents management’s estimate of expected credit losses over the expected contractual life of the related loans as of the balance sheet date. Contractual terms are adjusted for expected prepayments but are not extended for expected extensions, renewals or modifications except in circumstances where ASB reasonably expects to execute a troubled debt restructuring with the borrower or where certain extension or renewal options are embedded in the original contract and not unconditionally cancellable by the Bank.
Accrued interest receivables on loans are presented in the Consolidated Financial Statements as a component of other assets. When accrued interest is deemed to be uncollectible (typically when a loan is placed on nonaccrual status), interest income is reversed against interest income on loans. ASB follows established policies for placing loans on nonaccrual status, so uncollectible accrued interest receivable is reversed in a timely manner. As a result, the Bank has elected not to measure an allowance for credit losses for accrued interest receivables.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill. Goodwill is initially recorded as the excess of the purchase price over the fair value of the net assets acquired in a business combination and is subsequently evaluated at least annually for impairment during the fourth quarter. At December 31, 2021 and 2020, the amount of goodwill was $82.2 million. The goodwill relates to ASB and is the Company’s only intangible asset with an indefinite useful life.
To determine if there was an impairment to the book value of goodwill pertaining to ASB, the fair value of ASB was estimated using a valuation method based on the market and income approaches. The market approach considers publicly traded financial institutions and measures the institutions’ market values as a multiple to (1) net income and (2) tangible book equity. The market approach also looks at sale transactions to determine the fair value under this approach. The income approach uses a discounted cash flow method to value a company on a going concern basis and is based on the concept that the future benefits derived from a particular company can be measured by its sustainable after-tax cash flows in the future. ASB used its forecasted net income and estimated cost savings if the Bank were acquired and applied a discount rate to calculate its discounted cash flows. A capitalization of earnings method was used to calculate a terminal value for the discounted cash flow method. The income approach was weighted 75%, the publicly traded company valuation method was weighted 20% and the sale transaction valuation method was weighted 5%. More weight was given to the income approach as this approach uses the projected performance of ASB in the stressed environment and would be more indicative of the current fair value of the Bank. For the three years ended December 31, 2021, there has been no impairment of goodwill.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
All tax credit investments are evaluated for potential impairment at least annually, or more frequently, when events or conditions indicate that it is deemed probable that ASB will not recover its investment. If an investment is determined to be impaired, it is written down to its estimated fair value and the new cost basis of the investment is not adjusted for subsequent recoveries in value. As of December 31, 2021, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its low-income housing tax credit (LIHTC) investments.
At December 31, 2021 and 2020, the carrying amount of LIHTC investments was $111.0 million and $83.4 million, respectively, and included in other assets in the consolidated balance sheets.
ASB’s unfunded commitments to fund its LIHTC investment partnerships were $62.8 million and $41.0 million as of December 31, 2021 and 2020, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets.
The table below summarizes the amounts in income tax expense related to ASB’s LIHTC investments:

Years ended December 31	2021	2020	2019
(in millions)
Amounts in income taxes related to low-income housing tax credit investments
Amortization recognized in the provision for income taxes	$(10.3)	$(9.6)	$(7.9)
Tax credits and other tax benefits recognized in the provision for income taxes	13.9	13.7	11.9
Net benefit to income tax expense	$3.6	$4.1	$4.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 · Segment financial information
The electric utility and bank segments are strategic business units of the Company that offer different products and services and operate in different regulatory environments. The accounting policies of the segments are the same as those described for the Company in the summary of significant accounting policies, except as otherwise indicated and except that federal and state income taxes for each segment are calculated on a “stand-alone” basis. HEI evaluates segment performance based on net income. Each segment accounts for intersegment sales and transfers as if the sales and transfers were to third parties (i.e., at current market prices). Intersegment revenues consist primarily of Hamakua Energy electricity revenues, interest, rent and preferred stock dividends.

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

Other
“Other” includes amounts for the holding companies (HEI and ASB Hawaii), Pacific Current and its subsidiaries, and other subsidiaries not qualifying as reportable segments, and intercompany eliminations.
Pacific Current. Pacific Current was formed in 2017 to focus on investing in non-regulated renewable energy and sustainable infrastructure in the State of Hawaii to help achieve the state’s sustainability goals. Significant investments of Pacific Current made through its subsidiaries, Hamakua Energy, Mauo and Kaʻieʻie Waho, include:
Hamakua power plant. In 2017, Hamakua Energy acquired Hamakua Energy Partners, L.P.’s 60-MW combined cycle power plant and other assets from affiliates of ArcLight Capital Partners, a private equity firm. The plant sells all the power it produces to Hawaii Electric Light under an existing power purchase agreement (PPA) that expires in 2030.
Solar-plus-storage power purchase agreement. On February 2, 2018, Mauo executed definitive agreements to acquire a solar-plus-storage PPA for a multi-site, commercial-scale project that will provide 8.6 MW of solar capacity and 42.3 megawatt-hour (MWh) of storage capacity on the islands of Maui and Oahu. The PPA has a 15-year term with a customer option to extend for an additional five years. The system is being constructed by a third party contractor under an Engineering, Procurement and Construction (EPC) contract that was contemporaneously negotiated and executed by Mauo. The EPC contract provides a fixed price for the purchase of the completed system, a project completion schedule and performance obligations designed to match the requirements of the solar-plus-storage PPA. Mauo is funding the construction of the project with a construction facility that will be repaid on a pro rata basis at the commercial operation dates (ultimately with cash from investment tax credits, state renewable tax credits, non-recourse project debt, and equity).
6-MW photovoltaic system. In September 2020 Kaʻieʻie Waho acquired a 6-MW photovoltaic situated on 20 acres of land on the island of Kauai. Kauai Island Utility Cooperative purchases all of the power generated by the system under a PPA that expires in 2033.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information was as follows:

(in thousands)	Electric utility	Bank	Other	Total
2021
Revenues from external customers	$2,539,589	$306,398	$4,392	$2,850,379
Intersegment revenues (eliminations)	47	—	(47)	—
Revenues	2,539,636	306,398	4,345	2,850,379
Depreciation and amortization	251,206	21,124	6,372	278,702
Interest expense, net	72,447	5,040	21,916	99,403
Income (loss) before income taxes	223,785	130,559	(43,481)	310,863
Income taxes (benefit)	44,148	29,325	(10,666)	62,807
Net income (loss)	179,637	101,234	(32,815)	248,056
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	177,642	101,234	(32,710)	246,166
Capital expenditures[1]	292,000	11,131	11,393	314,524
Assets (at December 31, 2021)	6,491,625	9,181,603	149,409	15,822,637
2020
Revenues from external customers	$2,265,281	$313,511	$983	$2,579,775
Intersegment revenues (eliminations)	39	—	(39)	—
Revenues	2,265,320	313,511	944	2,579,775
Depreciation and amortization	256,479	29,349	4,950	290,778
Interest expense, net	67,794	11,114	20,900	99,808
Income (loss) before income taxes	211,753	69,271	(40,400)	240,624
Income taxes (benefit)	40,418	11,688	(11,196)	40,910
Net income (loss)	171,335	57,583	(29,204)	199,714
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	169,340	57,583	(29,099)	197,824
Capital expenditures[1]	350,864	12,203	20,828	383,895
Assets (at December 31, 2020)	6,457,373	8,396,533	150,101	15,004,007
2019
Revenues from external customers	$2,545,865	$327,917	$166	$2,873,948
Intersegment revenues (eliminations)	77	—	(77)	—
Revenues	2,545,942	327,917	89	2,873,948
Depreciation and amortization	245,362	28,675	4,076	278,113
Interest expense, net	70,842	18,440	20,057	109,339
Income (loss) before income taxes	197,140	112,034	(37,765)	271,409
Income taxes (benefit)	38,305	23,061	(9,729)	51,637
Net income (loss)	158,835	88,973	(28,036)	219,772
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	156,840	88,973	(27,931)	217,882
Capital expenditures[1]	419,898	24,175	13,447	457,520
Assets (at December 31, 2019)	6,388,682	7,233,017	123,552	13,745,251
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3 · Electric utility segment
Regulatory assets and liabilities.  Regulatory assets represent deferred costs and accrued decoupling revenues which are expected to be recovered through rates over PUC-authorized periods. Generally, the Utilities do not earn a return on their regulatory assets; however, they have been allowed to recover interest on certain regulatory assets and to include certain regulatory assets in rate base. Regulatory liabilities represent amounts included in rates and collected from ratepayers for costs expected to be incurred in the future, or amounts collected in excess of costs incurred that are refundable to customers. For example, the regulatory liability for cost of removal in excess of salvage value represents amounts that have been collected from ratepayers for costs that are expected to be incurred in the future to retire utility plant. Generally, the Utilities include regulatory liabilities in rate base or are required to apply interest to certain regulatory liabilities. In the table below, noted in parentheses are the original PUC authorized amortization or recovery periods and, if different, the remaining amortization or recovery periods as of December 31, 2021 are noted.
Regulatory assets were as follows:

December 31	2021	2020
(in thousands)
Retirement benefit plans (balance primarily varies with plans’ funded statuses)	$351,070	$592,644
Income taxes (1-55 years)	88,087	96,171
Decoupling revenue balancing account and RAM (1-2 years)	31,607	10,432
Unamortized expense and premiums on retired debt and equity issuances (1-18 years; 1-18 years remaining)	7,300	8,654
Vacation earned, but not yet taken (1 year)	14,255	15,665
COVID-19 related costs (to be determined by PUC)	27,839	18,032
Other (1-38 years remaining)	45,385	25,110
Total regulatory assets	$565,543	$766,708
Included in:
Current assets	$66,664	$30,435
Long-term assets	498,879	736,273
Total regulatory assets	$565,543	$766,708

Regulatory liabilities were as follows:

December 31	2021	2020
(in thousands)
Cost of removal in excess of salvage value (1-79 years)	$562,514	$541,730
Income taxes (1-55 years)	337,304	360,426
Decoupling revenue balancing account and RAM (1-2 years)	251	1,957
Retirement benefit plans (balance primarily varies with plans’ funded statuses)	51,734	29,759
Solar tax credits (1-20 years)	27,123	8,096
Other (1-4 years remaining)	17,842	17,818
Total regulatory liabilities	$996,768	$959,786
Included in:
Current liabilities	$29,760	$37,301
Long-term liabilities	967,008	922,485
Total regulatory liabilities	$996,768	$959,786
The regulatory asset and liability relating to retirement benefit plans was recorded as a result of pension and OPEB tracking mechanisms adopted by the PUC in rate case decisions for the Utilities in 2007 (see Note 10).
Major customers.  The Utilities received 11% ($267 million), 11% ($249 million) and 11% ($281 million) of their operating revenues from the sale of electricity to various federal government agencies in 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Cumulative preferred stock. The following series of cumulative preferred stock are redeemable only at the option of the respective company at the following prices in the event of voluntary liquidation or redemption:

December 31, 2021	Voluntary liquidation price	Redemption price
Series
C, D, E, H, J and K (Hawaiian Electric)	$20	$21
I (Hawaiian Electric)	20	20
G (Hawaii Electric Light)	100	100
H (Maui Electric)	100	100
Hawaiian Electric is obligated to make dividend, redemption and liquidation payments on the preferred stock of each of its subsidiaries if the respective subsidiary is unable to make such payments, but this obligation is subordinated to Hawaiian Electric’s obligation to make payments on its own preferred stock.
Related-party transactions. HEI charged the Utilities $5.2 million, $5.6 million and $6.0 million for general management and administrative services in 2021, 2020 and 2019, respectively. The amounts charged by HEI to its subsidiaries for services provided by HEI employees are allocated primarily on the basis of time expended in providing such services.
In 2021, 2020 and 2019, Hamakua Energy (an indirect subsidiary of HEI) sold energy and capacity to Hawaii Electric Light (subsidiary of Hawaiian Electric and indirect subsidiary of HEI) under a PPA in the amount of $54 million, $50 million and $68 million, respectively.
Hawaiian Electric’s short-term borrowings from HEI totaled nil at December 31, 2021 and 2020. Borrowings among the Utilities are eliminated in consolidation. Interest charged by HEI to Hawaiian Electric was not material for the years ended December 31, 2021 and 2020.
Unconsolidated variable interest entities.
Power purchase agreements.  As of December 31, 2021, the Utilities had five PPAs for firm capacity (including the Puna Geothermal Venture (PGV) PPA that went offline in May 2018 due to lava flow on Hawaii Island, but returned to service with firm capacity of 13.0 MW in the first quarter of 2021 and ramped up to 23.9 MW in the second quarter of 2021) and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Power purchase agreements.  Purchases from all IPPs were as follows:

Years ended December 31	2021	2020	2019
(in millions)
Kalaeloa	$204	$149	$214
AES Hawaii	130	133	139
HPOWER	70	70	76
Hamakua Energy	29	50	68
Puna Geothermal Venture	53	1	—
Wind IPPs	124	105	95
Solar IPPs	50	57	36
Other IPPs[1]	10	4	5
Total IPPs	$670	$569	$633
1 Includes hydro power and other PPAs
As of December 31, 2021, the Utilities had five firm capacity PPAs for a total of 540.4 megawatts (MW) of firm capacity. The PGV facility with 34.6 MW of firm capacity went offline in May 2018 due to lava flow on Hawaii Island, but returned to service with firm capacity of 13.0 MW in the first quarter of 2021, and ramped up to 23.9 MW in the second quarter and continued to provide 23.9 MW for the remainder of 2021. The PUC allows rate recovery for energy and firm capacity payments to IPPs under these agreements. Assuming that each of the agreements remains in place for its current term (and as amended) and the minimum availability criteria in the PPAs are met, aggregate minimum fixed capacity charges are expected to be approximately $76 million in 2022, $34 million each in 2023, 2024, 2025 and 2026, and $161 million from 2027 through 2033.
In general, the Utilities base their payments under the PPAs upon available capacity and actual energy supplied and they are generally not required to make payments for capacity if the contracted capacity is not available, and payments are reduced, under certain conditions, if available capacity drops below contracted levels. In general, the payment rates for capacity have been predetermined for the terms of the agreements. Energy payments will vary over the terms of the agreements. The Utilities pass on changes in the fuel component of the energy charges to customers through the energy cost recovery clause (ECRC) in their rate schedules. The Utilities do not operate, or participate in the operation of, any of the facilities that provide power under the agreements. Title to the facilities does not pass to Hawaiian Electric or its subsidiaries upon expiration of the agreements, and the agreements do not contain bargain purchase options for the facilities.
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
Kalaeloa Partners, L.P.  Under a 1988 PPA, as amended, Hawaiian Electric is committed to purchase 208 MW of firm capacity from Kalaeloa. Hawaiian Electric and Kalaeloa had been negotiating an extension to the PPA, and the PPA had automatically extended on a month-to-month basis as long as the parties were still negotiating in good faith. In October 2021, Hawaiian Electric and Kalaeloa signed the Amended and Restated Power Purchase Agreement for Firm Dispatchable Capacity and Energy (Amended and Restated PPA) to extend the PPA for an additional term of 10 years. In November 2021, Hawaiian Electric submitted an application for approval of the Amended and Restated PPA to the PUC.
AES Hawaii, Inc. Under a PPA entered into in March 1988, as amended (through Amended and Restated Amendment No. 4) for a period of 30 years ending September 2022, Hawaiian Electric agreed to purchase 180 MW of firm capacity from AES Hawaii. Hawaiian Electric and AES Hawaii have been in dispute over an additional 9 MW of capacity. In February 2018, Hawaiian Electric reached agreement with AES Hawaii on an amendment to the PPA (Amendment No. 4). However, in June 2018, the PUC issued an order suspending review of the amendment pending a Department of Health of the State of Hawaii (DOH) decision on AES Hawaii’s request for approval of its Emission Reduction Plan and partnership with Hawaiian Electric. Subsequently on November 25, 2021, Hawaiian Electric and AES Hawaii reached agreement in Amended and Restated Amendment No. 4 to power purchase agreement (A&RA No. 4) and Hawaiian Electric filed a Withdrawal of Application regarding Amendment No. 4. A&RA No. 4 resolves AES Hawaii’s claims related to the additional capacity and was filed as an informational filing with the PUC. Hawaiian Electric does not intend to extend the term of the PPA which will expire on September 1, 2022.
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in an amended and restated PPA between

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Hawaii Electric Light and Hu Honua dated May 9, 2017. In July 2017, the PUC approved the amended and restated PPA, which becomes effective once the PUC’s order is final and non-appealable. In August 2017, the PUC’s approval was appealed by a third party. On May 10, 2019, the Hawaii Supreme Court issued a decision remanding the matter to the PUC for further proceedings consistent with the court’s decision, which must include express consideration of greenhouse gas (GHG) emissions that would result from approving the PPA, whether the cost of energy under the PPA is reasonable in light of the potential for GHG emissions, and whether the terms of the PPA are prudent and in the public interest, in light of its potential hidden and long-term consequences. As a result, the PUC reopened the docket for further proceedings, including re-examining all of the issues in the proceedings. On July 9, 2020, the PUC issued an order denying Hawaii Electric Light’s request to waive the amended and restated PPA from the PUC’s competitive bidding requirements and therefore, dismissed the request for approval of the amended and restated PPA without prejudice to possible participation in any future competitive bidding process. On September 9, 2020, the PUC denied Hu Honua’s motion for reconsideration of the PUC’s order. Hu Honua filed its notice of appeal to the Hawaii Supreme Court of the PUC’s order denying Hu Honua’s motion for reconsideration. On May 24, 2021, the Hawaii Supreme Court vacated the PUC’s decision and remanded the matter back to the PUC for further proceedings. On June 30, 2021, the PUC issued an order reopening the docket consistent with the Hawaii Supreme Court’s order. A contested case hearing was scheduled for January and February 2022, and has been rescheduled for March 2022.
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
Fuels barging contract. On August 23, 2021, the Utilities entered into a five-year inter-island fuel transportation contract with Sause Bros., Inc., with an estimated annual base rent of $6.2 million, commencing in January 2022 (see Note 8 for lease discussion). On December 23, 2021, the PUC issued an interim D&O approving the inter-island fuels transportation contract and recovery of associated costs on an interim basis. The interim decision is effective until the PUC issues its final D&O in the proceeding.
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
Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) implementation project. The ERP/EAM Implementation Project went live in October 2018. Hawaii Electric Light and Hawaiian Electric began to incorporate their portion of the deferred project costs in rate base and started the amortization over a 12-year period in January 2020 and November 2020, respectively. The PUC required a minimum of $246 million ERP/EAM project-related benefit to be delivered to customers over the system’s 12-year service life.
In February 2019, the PUC approved a methodology for passing the future cost saving benefits of the new ERP/EAM system to customers developed by the Utilities in collaboration with the Consumer Advocate. The Utilities filed a benefits clarification document on June 10, 2019, reflecting $150 million in future net O&M expense reductions and cost avoidance, and $96 million in capital cost reductions and tax savings over the 12-year service life. To the extent the reduction in O&M expense relates to amounts reflected in electric rates, the Utilities would reduce future rates for such amounts. In October 2019, the PUC approved the Utilities and the Consumer Advocate’s Stipulated Performance Metrics and Tracking Mechanism. As of December 31, 2021, the Utilities’ regulatory liability was $8.6 million ($5.4 million for Hawaiian Electric, $1.3 million for Hawaii Electric Light and $1.9 million for Maui Electric) for the O&M expense savings that are being amortized or to be included in future rates. As part of the settlement agreement approved in the Hawaiian Electric 2020 test year rate case, the regulatory liability for Hawaiian Electric will be amortized over five years, beginning in November 2020, and the O&M benefits for Hawaiian Electric was considered flowed through to customers. As part of the PBR proceeding, the regulatory liability as of December 31, 2020 of approximately $1.6 million and $2.3 million, respectively, for Hawaii Electric Light and Maui Electric was flowed to customers as part of the customer dividend in the annual revenue adjustment in 2021.
On July 7, 2021, the PUC issued an order modifying the reporting frequency of the Semi-Annual Enterprise System Benefits (SAESB) reports to an Annual Enterprise System Benefits (AESB) report on the achieved benefits savings. The most recent AESB report was filed on February 14, 2022 for the period January 1 through December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
West Loch PV Project. In November 2019, Hawaiian Electric placed into service a 20-MW (ac) utility-owned and operated renewable and dispatchable solar facility on property owned by the Department of the Navy. PUC orders resulted in a project cost cap of $67 million (including a cap of $4.7 million for the in-kind work to be performed in exchange for use of the Navy property) with capital cost recovery approved under MPIR (See “Performance-based regulation framework” section below for MPIR guidelines and cost recovery discussion.) Project costs incurred as of December 31, 2021 amounted to $58.8 million and generated $14.7 million and $14.0 million in federal and state nonrefundable tax credits, respectively. For book and regulatory purposes, the tax credits are being deferred and amortized, starting in 2020, over 25 years and 10 years for federal and state credits, respectively.
As part of the approval of the project, a performance guarantee mechanism was established, which calls for the Utilities to provide energy at target annual energy production levels. Customers are compensated for production shortfalls by the amount of shortfall multiplied by the Equivalent Levelized Energy Price (ELEP) based on the revenue requirements of the actual total cost of the project, but not to exceed 9.56 cents/kilowatt-hours (kWh). Compensation for shortfalls is provided to customers as a credit through the PPAC, while production surpluses are refunded to the Utilities up to the amount of previously issued underproduction credits. In December 2021, the Utilities accrued $0.7 million in estimated underproduction credits to be returned to customers in 2022 due to not meeting the 2021 annual production target. The 2021 underproduction credit is based on an interim ELEP representing total project costs as of August 31, 2021. The credit will be trued up based on a final ELEP based on final project costs.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983 but continued to operate at the Site under a lease until 1985. The federal Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the DOH and EPA, Maui Electric further investigated the Site and the Adjacent Parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.7 million as of December 31, 2021, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the Adjacent Parcel based on presently available information; however, final costs of remediation will depend on the cleanup approach implemented.
On November 24, 2021, the current landowners of the Site, Misaki’s, Inc., filed a lawsuit against Hawaiian Electric (as alleged successor in interest to Molokai Electric, the prior owner of the Site) in the Circuit Court of the Second Circuit of the State of Hawaii (subsequently removed to the U.S. District Court for the District of Hawaii), alleging that Hawaiian Electric is responsible for remediation of the Site based on the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, section 9601 and the Hawaii Environmental Response Law under Hawaii Revised Statutes Chapter 128D. The lawsuit seeks reimbursement and indemnification of costs to respond to the alleged release of hazardous substances on the Site, a declaratory judgment as to liability for response costs and other unspecified damages. Additionally, there are contractual claims for damages and past rent based on the period when the property was briefly leased back from Misaki’s to Molokai Electric during the transition of ownership. At this time, the Utilities are unable to determine the ultimate outcome of the lawsuit or the amount of any possible loss. The Utilities intend to vigorously defend the action.
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
As of December 31, 2021, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $10.3 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
Asset retirement obligations.  Asset retirement obligations (AROs) represent legal obligations associated with the retirement of certain tangible long-lived assets, are measured as the present value of the projected costs for the future retirement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Changes to the ARO liability included in “Other liabilities” on Hawaiian Electric’s balance sheet were as follows:

(in thousands)	2021	2020
Balance, January 1	$10,692	$10,324
Accretion expense	423	405
Liabilities incurred	—	—
Liabilities settled	(5)	(37)
Balance, December 31	$11,110	$10,692
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
Regulatory proceedings.
Decoupling. Decoupling is a regulatory model that is intended to provide the Utilities with financial stability and facilitate meeting the State of Hawaii’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio standard. Prior to the implementation of the performance-based regulation framework (PBR Framework), the decoupling mechanism had the following major components: (1) monthly revenue balancing account (RBA) revenues or refunds for the difference between PUC-approved target revenues and recorded adjusted revenues, which delinks revenues from kWh sales, (2) revenue adjustment mechanism (RAM) revenues for escalation in certain O&M expenses and rate base changes, (3) major project interim recovery (MPIR) adjustment mechanism, (4) performance incentive mechanisms (PIMs), and (5) an earnings sharing mechanism (ESM), which would provide for a reduction of revenues between rate cases in the event the utility exceeds the authorized rate-making return on average common equity (ROACE) allowed in its most recent rate case.
Performance-based regulation framework. On December 23, 2020, the PUC issued a D&O (PBR D&O) approving the new PBR Framework. Under the PBR Framework, the Utilities’ decoupling will continue to be used with modifications, as described below. The existing cost recovery mechanisms will continue as currently implemented (e.g., the Energy Cost Recovery Clause (ECRC), Purchased Power Adjustment Clause (PPAC), Demand Side Management surcharge (DSM), Renewable Energy Infrastructure Program (REIP), Demand Response Adjustment Clause (DRAC), Pension and Other Post-Employment Benefits (OPEB) tracking mechanisms). In addition to annual revenues provided by the annual revenue adjustment (ARA), the Utilities may seek relief for extraordinary projects or programs through the Exceptional Project Recovery Mechanism (EPRM) (formerly known as the MPIR adjustment mechanism) and earn financial rewards for exemplary performance as provided through a portfolio of PIMs and Shared Savings Mechanisms (SSMs). The PBR Framework will incorporate a variety of other performance mechanisms, including Scorecards, Reported Metrics, and an expedited Pilot Process. The PBR Framework also contains a number of safeguards, including a symmetric ESM which protects the Utilities and customers from excessive earnings or losses, as measured by the Utilities’ achieved rate-making ROACE and a Re-Opener mechanism, under which the PUC will open an examination, at its discretion, to determine if adjustments or modifications to specific PBR mechanisms are appropriate. The new PBR Framework became fully effective on June 1, 2021.
On September 17, 2021, the PUC issued an order, including a proposed new set of potential PIMs to address these areas of PUC concern:
•Grid reliability,
•Timely retirement of fossil fuel generation units,
•Interconnection of large-scale renewable energy projects,
•Cost control for fossil fuel, purchased power, and other non-ARA costs, and
•Expedient utilization of grid services from demand-side resources
The order established a procedural schedule by which a PBR Working Group (consisting of parties from the docket in which the new PBR Framework was established) will comment upon and evaluate the potential new PIMs and potentially

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
propose alternatives. The schedule included procedural steps for technical conferences, statements of position filings and an evidentiary hearing. The PUC has not stated when any new PIMs might become effective. On November 19, 2021, the PUC modified the procedural schedule. Accordingly, the Utilities filed their preliminary statements of position on February 8, 2022. The final statements of position are due on March 18, 2022, and an evidentiary hearing during the week of April 4, 2022.
Revenue adjustment mechanism. The RAM is based on the lesser of: a) an inflationary adjustment for certain O&M expenses and return on investment for certain rate base changes, or b) cumulative annual compounded increase in Gross Domestic Product Price Index applied to annualized target revenues (the RAM Cap). All Utilities were limited to the RAM Cap in 2020. Under the PBR Framework, the ARA mechanism replaced the RAM, and became effective on June 1, 2021. The transition to the ARA includes the continuation of the 2020 RAM revenue adjustment.
Annual revenue adjustment mechanism. The PBR Framework established a five-year multi-year rate period during which there will be no general rate cases. Target revenues will be adjusted according to an index-driven ARA based on (i) an inflation factor, (ii) a predetermined X-factor to encompass productivity, which is set at zero, (iii) a Z-factor to account for exceptional circumstances not in the Utilities’ control and (iv) a customer dividend consisting of a negative adjustment of 0.22% of adjusted revenue requirements compounded annually and a flow through of the “pre-PBR” savings commitment from the management audit recommendations developed in a prior docket.
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
Earnings sharing mechanism. A symmetrical ESM for achieved rate-making ROACE outside of a 300 basis points dead band above or below the current authorized ROACE of 9.5% for each of each of the Utilities. There is a 50/50 sharing between customers and Utilities for the achieved rate-making ROACE falling within 150 basis points outside of the dead band in either direction, and a 90/10 sharing for any further difference. A reopening or review of the PBR terms will be triggered if the Utilities credit rating outlook indicates a potential credit downgrade below investment grade status, or if its achieved rate-making ROACE enters the outer most tier of the ESM.
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
On September 27, 2021, the PUC issued an order rejecting the Utilities’ August 31, 2021 request to update target revenues resulting from the GMS Phase 1 Meter Data Management System (MDMS) deferred software go‑live and completion of implementation through July 2021, as it inappropriately relied on an automatic approval provision in Hawaii Administrative Rules. The PUC did not rule on the merits of the Utilities’ request and offered the Utilities to file an amended request as soon as practicable. On October 7, 2021, the Utilities filed an amended request, requesting PUC approval of RBA tariff sheets reflecting the change to target revenues associated with the GMS Phase 1 MDMS deferred software go-live and completion of implementation through July 2021, which was approved by the PUC on December 20, 2021.
Exceptional project recovery mechanism. Under the PBR Framework, the existing MPIR adjustment mechanism was renamed EPRM to include deferred and O&M expense projects and to permit the Utilities to include the full amount of approved costs in the EPRM for recovery in the first year the project goes into service, pro-rated for the portion of the year the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
project is in service. Any pending application for MPIR relief submitted by the Utilities prior to the PBR D&O will be grandfathered under the MPIR Guidelines. The Utilities may alternatively request that pending MPIR applications be reviewed under EPRM Guidelines. EPRM recovery will be in accordance with the EPRM Guidelines limited to the lesser of actual incurred project costs or PUC-approved amounts, net of savings. As of December 31, 2021, the PUC approved two EPRM projects totaling $41 million to the extent that the project costs are not included in rates. Currently, the Utilities are seeking EPRM recovery of five projects with total project costs of $264 million, subject to PUC approval.
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
On November 30, 2021, the PUC solicited comments from the Parties regarding the Pilot Process Workplan filed by the Utilities on November 12, 2021. The Utilities filed their response to those comments on January 5, 2022.
Performance incentive mechanisms. The PUC has established the following PIMs: (1) Service Quality performance incentives, (2) Phase 1 Request for proposal (RFP) PIM for procurement of low-cost renewable energy, (3) Phase 2 RFP PIMs for generation and generation plus storage project, and Grid Services and standalone storage, (4) new PIMs established in the PBR D&O.
•Service Quality performance incentives (ongoing). Service Quality performance incentives are measured on a calendar-year basis. The PIM tariff requires the performance targets, deadbands and the amount of maximum financial incentives used to determine the PIM financial incentive levels for each of the PIMs to remain constant in interim periods, unless otherwise amended by order of the PUC.
•Service Reliability Performance measured by System Average Interruption Duration and Frequency Indexes (penalties only). Target performance is based on each utility’s historical 10-year average performance with a deadband of one standard deviation. The maximum penalty for each performance index is 20 basis points applied to the common equity share of each respective utility’s approved rate base (or maximum penalties of approximately $6.8 million - for both indices in total for the three utilities). In 2021, the Utilities accrued $0.2 million in estimated penalties for service reliability.
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
•Phase 2 RFP PIMs. The PUC order issued on October 9, 2019 establishes pricing thresholds, timelines to complete contracting, and other performance criteria for the performance incentive eligibility. The PIMs provide incentives only without penalties. On July 9, 2020, the Utilities filed two Grid Service Purchase Agreements for the Grid Service RFP that potentially qualify for a demand response PIM; however, details of the incentive metrics will be determined by the PUC. On September 15, 2020, the Utilities filed a PPA that qualified for a PIM incentive and on February 16, 2021, the Utilities filed one additional PPA that qualified for a declining PIM incentive. The PUC approved two PPAs in September 2021 and November 2021, and two Grid Services Purchase Agreements on December 31, 2020. In 2021, the Utilities accrued $0.1 million in incentive related to the two PPAs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
•The PUC established the following two new PIMs in its PBR D&O, which were approved in an order issued on March 23, 2021 and became effective on June 1, 2021.
•Renewable portfolio standard (RPS)-A PIM that provides a financial reward for accelerating the achievement of RPS goals. The Utilities may earn a reward for the amount of system generation above the interpolated statutory RPS goal at $20/MWh in 2021 and 2022, $15/MWh in 2023, and $10/MWh for the remainder of the multi-year rate period (MRP). Penalties are already prescribed in the RPS as $20/MWh for failing to meet RPS targets in 2030, 2040 and 2045. The evaluation period commenced on January 1, 2021. In 2021, the Utilities accrued $0.7 million in estimated rewards.
•Grid Services Procurement PIM that provides financial rewards for grid services acquired in 2021 and 2022. The Utilities can earn a total maximum reward of $1.5 million over 2021 and 2022. The evaluation period commenced on January 1, 2021.
•The PUC also established the following three new PIMs in its PBR D&O, which were approved by the PUC on May 17, 2021 and became effective on June 1, 2021.
•Interconnection Approval PIM that provides financial rewards and penalties for interconnection times for distributed energy resources systems <100 kW in size. The Utilities can earn a total annual maximum reward of $3.0 million or a total annual maximum penalty of $0.9 million. The evaluation period commenced on January 1, 2021. In 2021, the Utilities accrued $2.8 million in estimated rewards.
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
In 2021, the Utilities accrued $3.4 million ($2.6 million for Hawaiian Electric, $0.3 million for Hawaii Electric Light and $0.5 million for Maui Electric) in estimated rewards net of penalties, for 2021. The net rewards related to 2021 will be reflected in the 2022 PIMs annual report and 2022 Spring Revenue Report filings.
Annual review cycle. PBR D&O established an annual review cycle for revenue adjustments under the PBR Framework, including the biannual submission of the revenue reports. The Utilities filed the fall revenue report on October 29, 2021, which was approved by the PUC on December 22, 2021. The filing reflected ARA revenues for 2022 to be collected from January 1 through December 31, 2022, as follows:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
2022 ARA revenues	$19.8	$4.9	$4.8	$29.5
Management Audit savings commitment	(4.6)	(1.0)	(1.0)	(6.6)
Net 2022 ARA revenues	$15.2	$3.9	$3.8	$22.9
The net incremental amounts between the 2021 spring and fall revenue reports are as follows. The amounts are to be collected (refunded) from January 1 through December 31, 2022 under the RBA rate tariffs, which were included in the 2021 fall revenue report filing.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Regulatory assets for COVID-19 related costs. On May 4, 2020, the PUC issued an order, authorizing all utilities, including the Utilities, to establish regulatory assets to record costs resulting from the suspension of disconnections of service during the pendency of the Governor’s Emergency Proclamation and until otherwise ordered by the PUC. In future proceedings, the PUC will consider the reasonableness of the costs, the appropriate period of recovery, any amount of carrying costs thereon, and any savings directly attributable to suspension of disconnects, and other related matters. As part of the order, the PUC prohibits the Utilities from charging late payment fees on past due payments. As the moratorium on customer disconnections ended on May 31, 2021, the Utilities have resumed charging late payment fees in July 2021. On June 30, 2020, the PUC issued an order approving the Utilities’ request made in April 2020 for deferral treatment of COVID-19 related costs through December 31, 2020. On October 1, 2021, the PUC approved the Utilities’ request to extend the deferral period to December 31, 2021. In December 2021, to keep customers connected and provide some relief to customers experiencing financial difficulty during the pandemic, the Utilities have committed to issuing $2 million in bill credits to qualified customers. The Utilities will not seek recovery for the issued bill credits resulting in a reduction to the cumulative deferred costs. As of December 31, 2021, the Utilities recorded a total of $27.8 million in regulatory assets pursuant to the orders.
Collective bargaining agreement. As of December 31, 2021, approximately 47% of the Utilities’ employees are members of the International Brotherhood of Electrical Workers, AFL-CIO, Local 1260. The collective bargaining agreement between the union and the Utilities was set to expire on October 31, 2021 but had been extended through January 3, 2022 while negotiations for a new agreement continued. On December 3, 2021, the union’s members ratified a new collective bargaining agreement. The new collective bargaining agreement covers a term from November 1, 2021 to October 31, 2024 and provides for non-compound 3% general wage increase for each year of the 3-year contract and includes changes to retirement benefits for employees hired on or after January 1, 2022. (see Note 10)
Consolidating financial information. Consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the years ended December 31, 2021, 2020 and 2019, and as of December 31, 2021 and 2020.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of income
Year ended December 31, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$1,793,372	381,033	365,256	(25)	[1]	$2,539,636
Expenses
Fuel oil	442,818	80,086	121,445	—		644,349
Purchased power	508,642	108,997	52,855	—		670,494
Other operation and maintenance	313,009	79,390	83,013	—		475,412
Depreciation	155,607	40,201	33,661	—		229,469
Taxes, other than income taxes	170,604	35,499	34,251	—		240,354
Total expenses	1,590,680	344,173	325,225	—		2,260,078
Operating income	202,692	36,860	40,031	(25)		279,558
Allowance for equity funds used during construction	7,734	586	1,214	—		9,534
Equity in earnings of subsidiaries	45,353	—	—	(45,353)	[2]	—
Retirement defined benefits credit (expense)—other than service costs	3,348	670	(128)	—		3,890
Interest expense and other charges, net	(51,680)	(10,353)	(10,439)	25	[1]	(72,447)
Allowance for borrowed funds used during construction	2,617	197	436	—		3,250
Income before income taxes	210,064	27,960	31,114	(45,353)		223,785
Income taxes	31,342	6,246	6,560	—		44,148
Net income	178,722	21,714	24,554	(45,353)		179,637
Preferred stock dividends of subsidiaries	—	534	381	—		915
Net income attributable to Hawaiian Electric	178,722	21,180	24,173	(45,353)		178,722
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—		1,080
Net income for common stock	$177,642	21,180	24,173	(45,353)		$177,642

Consolidating statement of comprehensive income
Year ended December 31, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$177,642	21,180	24,173	(45,353)		$177,642
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net gains arising during the period, net of taxes	151,523	17,902	16,572	(34,474)	[1]	151,523
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	19,461	2,749	2,553	(5,302)	[1]	19,461
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(171,345)	(20,585)	(18,898)	39,483	[1]	(171,345)
Other comprehensive income (loss), net of taxes	(361)	66	227	(293)		(361)
Comprehensive income attributable to common shareholder	$177,281	21,246	24,400	(45,646)		$177,281

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of income
Year ended December 31, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$1,608,305	334,221	323,430	(636)	[1]	$2,265,320
Expenses
Fuel oil	354,087	72,202	88,985	—		515,274
Purchased power	446,672	73,120	48,957	—		568,749
Other operation and maintenance	311,781	73,746	88,665	—		474,192
Depreciation	151,387	39,041	32,305	—		222,733
Taxes, other than income taxes	154,191	31,181	30,450	—		215,822
Total expenses	1,418,118	289,290	289,362	—		1,996,770
Operating income	190,187	44,931	34,068	(636)		268,550
Allowance for equity funds used during construction	7,335	543	890	—		8,768
Equity in earnings of subsidiaries	47,504	—	—	(47,504)	[2]	—
Retirement defined benefits credit (expense)—other than service costs	(1,294)	672	(141)	—		(763)
Interest expense and other charges, net	(48,775)	(10,004)	(9,651)	636	[1]	(67,794)
Allowance for borrowed funds used during construction	2,540	160	292	—		2,992
Income before income taxes	197,497	36,302	25,458	(47,504)		211,753
Income taxes	27,077	8,275	5,066	—		40,418
Net income	170,420	28,027	20,392	(47,504)		171,335
Preferred stock dividends of subsidiaries	—	534	381	—		915
Net income attributable to Hawaiian Electric	170,420	27,493	20,011	(47,504)		170,420
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—		1,080
Net income for common stock	$169,340	27,493	20,011	(47,504)		$169,340

Consolidating statement of comprehensive income
Year ended December 31, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$169,340	27,493	20,011	(47,504)		$169,340
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net losses arising during the period, net of tax benefits	(63,050)	(9,424)	(10,897)	20,321	[1]	(63,050)
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	21,550	3,179	2,763	(5,942)	[1]	21,550
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	39,860	6,025	8,000	(14,025)	[1]	39,860
Other comprehensive loss, net of tax benefits	(1,640)	(220)	(134)	354		(1,640)
Comprehensive income attributable to common shareholder	$167,700	27,273	19,877	(47,150)		$167,700

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of income
Year ended December 31, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$1,803,698	364,590	378,202	(548)	[1]	$2,545,942
Expenses
Fuel oil	494,728	84,565	141,416	—		720,709
Purchased power	494,215	90,989	48,052	—		633,256
Other operation and maintenance	319,771	76,091	85,875	—		481,737
Depreciation	143,470	41,812	30,449	—		215,731
Taxes, other than income taxes	170,979	33,787	35,365	—		240,131
Total expenses	1,623,163	327,244	341,157	—		2,291,564
Operating income	180,535	37,346	37,045	(548)		254,378
Allowance for equity funds used during construction	9,955	816	1,216	—		11,987
Equity in earnings of subsidiaries	43,167	—	—	(43,167)	[2]	—
Retirement defined benefits expense—other than service costs	(2,287)	(422)	(127)	—		(2,836)
Interest expense and other charges, net	(51,199)	(10,741)	(9,450)	548	[1]	(70,842)
Allowance for borrowed funds used during construction	3,666	342	445	—		4,453
Income before income taxes	183,837	27,341	29,129	(43,167)		197,140
Income taxes	25,917	5,990	6,398	—		38,305
Net income	157,920	21,351	22,731	(43,167)		158,835
Preferred stock dividends of subsidiaries	—	534	381	—		915
Net income attributable to Hawaiian Electric	157,920	20,817	22,350	(43,167)		157,920
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—		1,080
Net income for common stock	$156,840	20,817	22,350	(43,167)		$156,840

Consolidating statement of comprehensive income
Year ended December 31, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$156,840	20,817	22,350	(43,167)		$156,840
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net gains (losses) arising during the period, net of taxes	5,249	373	(204)	(169)	[1]	5,249
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	9,550	1,455	1,182	(2,637)	[1]	9,550
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(16,177)	(1,840)	(1,152)	2,992	[1]	(16,177)
Other comprehensive loss, net of tax benefits	(1,378)	(12)	(174)	186		(1,378)
Comprehensive income attributable to common shareholder	$155,462	20,805	22,176	(42,981)		$155,462

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating balance sheet
December 31, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,737	5,606	3,594	—	—		$51,937
Plant and equipment	5,097,033	1,390,361	1,248,589	—	—		7,735,983
Less accumulated depreciation	(1,757,096)	(619,991)	(563,430)	—	—		(2,940,517)
Construction in progress	159,854	17,129	27,586	—	—		204,569
Utility property, plant and equipment, net	3,542,528	793,105	716,339	—	—		5,051,972
Nonutility property, plant and equipment, less accumulated depreciation	5,302	115	1,532	—	—		6,949
Total property, plant and equipment, net	3,547,830	793,220	717,871	—	—		5,058,921
Investment in wholly-owned subsidiaries, at equity	676,237	—	—	—	(676,237)	[2]	—
Current assets
Cash and cash equivalents	23,344	5,326	23,422	77	—		52,169
Restricted cash	3,089	—	—	—	—		3,089
Advances to affiliates	1,000	—	—	—	(1,000)	[1]	—
Customer accounts receivable, net	135,949	28,469	22,441	—	—		186,859
Accrued unbilled revenues, net	92,469	19,529	17,157	—	—		129,155
Other accounts receivable, net	18,624	3,347	3,031	—	(17,735)	[1]	7,267
Fuel oil stock, at average cost	71,184	12,814	20,080	—	—		104,078
Materials and supplies, at average cost	42,006	9,727	20,144	—	—		71,877
Prepayments and other	32,140	6,052	7,114	—	725	[1]	46,031
Regulatory assets	58,695	3,051	4,918	—	—		66,664
Total current assets	478,500	88,315	118,307	77	(18,010)		667,189
Other long-term assets
Operating lease right-of-use assets	78,710	22,442	318	—	—		101,470
Regulatory assets	337,903	81,645	79,331	—	—		498,879
Other	130,546	17,124	18,510	—	(1,014)	[1]	165,166
Total other long-term assets	547,159	121,211	98,159	—	(1,014)		765,515
Total assets	$5,249,726	1,002,746	934,337	77	(695,261)		$6,491,625
Capitalization and liabilities
Capitalization
Common stock equity	$2,261,899	332,900	343,260	77	(676,237)	[2]	$2,261,899
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—		34,293
Long-term debt, net	1,136,620	234,390	253,417	—	—		1,624,427
Total capitalization	3,420,812	574,290	601,677	77	(676,237)		3,920,619
Current liabilities
Current portion of operating lease liabilities	45,955	3,378	35	—	—		49,368
Current portion of long-term debt, net	39,981	11,994	—	—	—		51,975
Short-term borrowings-affiliate	—	1,000	—	—	(1,000)	[1]	—
Accounts payable	111,024	26,139	22,844	—	—		160,007
Interest and preferred dividends payable	12,442	2,617	2,269	—	(3)	[1]	17,325
Taxes accrued, including revenue taxes	143,723	33,153	30,679	—	725	[1]	208,280
Regulatory liabilities	22,240	3,247	4,273	—	—		29,760
Other	56,752	14,158	18,540	—	(17,881)	[1]	71,569
Total current liabilities	432,117	95,686	78,640	—	(18,159)		588,284
Deferred credits and other liabilities
Operating lease liabilities	46,426	19,063	291	—	—		65,780
Deferred income taxes	291,027	53,298	64,309	—	—		408,634
Regulatory liabilities	695,152	179,267	92,589	—	—		967,008
Unamortized tax credits	76,201	14,212	13,532	—	—		103,945
Defined benefit pension and other postretirement benefit plans liability	220,480	48,900	53,257	—	(857)	[1]	321,780
Other	67,511	18,030	30,042	—	(8)		115,575
Total deferred credits and other liabilities	1,396,797	332,770	254,020	—	(865)		1,982,722
Total capitalization and liabilities	$5,249,726	1,002,746	934,337	77	(695,261)		$6,491,625

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating balance sheet
December 31, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,411	5,606	3,594	—	—		$51,611
Plant and equipment	4,960,470	1,352,885	1,195,988	—	—		7,509,343
Less accumulated depreciation	(1,677,256)	(597,606)	(544,217)	—	—		(2,819,079)
Construction in progress	143,616	13,043	31,683	—	—		188,342
Utility property, plant and equipment, net	3,469,241	773,928	687,048	—	—		4,930,217
Nonutility property, plant and equipment, less accumulated depreciation	5,306	115	1,532	—	—		6,953
Total property, plant and equipment, net	3,474,547	774,043	688,580	—	—		4,937,170
Investment in wholly-owned subsidiaries, at equity	626,890	—	—	—	(626,890)	[2]	—
Current assets
Cash and cash equivalents	42,205	3,046	2,032	77	—		47,360
Restricted cash	15,966	—	—	—	—		15,966
Advances to affiliates	26,700	—	—	—	(26,700)	[1]	—
Customer accounts receivable, net	102,736	23,989	21,107	—	—		147,832
Accrued unbilled revenues, net	73,628	13,631	13,777	—	—		101,036
Other accounts receivable, net	17,984	3,028	2,856	—	(16,195)	[1]	7,673
Fuel oil stock, at average cost	38,777	8,471	10,990	—	—		58,238
Materials and supplies, at average cost	38,786	9,896	18,662	—	—		67,344
Prepayments and other	34,306	5,197	4,580	—	—		44,083
Regulatory assets	22,095	1,954	6,386	—	—		30,435
Total current assets	413,183	69,212	80,390	77	(42,895)		519,967
Other long-term assets
Operating lease right-of-use assets	125,858	1,443	353	—	—		127,654
Regulatory assets	513,192	114,461	108,620	—	—		736,273
Other	98,307	17,992	20,010	—	—		136,309
Total other long-term assets	737,357	133,896	128,983	—	—		1,000,236
Total assets	$5,251,977	977,151	897,953	77	(669,785)		$6,457,373
Capitalization and liabilities
Capitalization
Common stock equity	$2,141,918	317,451	309,363	77	(626,891)	[2]	$2,141,918
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—		34,293
Long-term debt, net	1,116,426	216,447	228,429	—	—		1,561,302
Total capitalization	3,280,637	540,898	542,792	77	(626,891)		3,737,513
Current liabilities
Current portion of operating lease liabilities	64,599	98	33	—	—		64,730
Short-term borrowings-non-affiliate	49,979	—	—	—	—		49,979
Short-term borrowings-affiliate	—	18,800	7,900	—	(26,700)	[1]	—
Accounts payable	97,102	19,570	17,177	—	—		133,849
Interest and preferred dividends payable	14,480	3,138	2,790	—	(58)	[1]	20,350
Taxes accrued, including revenue taxes	135,018	29,869	27,637	—	—		192,524
Regulatory liabilities	20,224	8,785	8,292	—	—		37,301
Other	57,926	13,851	18,621	—	(16,136)	[1]	74,262
Total current liabilities	439,328	94,111	82,450	—	(42,894)		572,995
Deferred credits and other liabilities
Operating lease liabilities	67,824	1,344	326	—	—		69,494
Deferred income taxes	282,685	54,108	61,005	—	—		397,798
Regulatory liabilities	656,270	173,938	92,277	—	—		922,485
Unamortized tax credits	82,563	15,363	13,989	—	—		111,915
Defined benefit pension and other postretirement benefit plans liability	373,112	77,679	79,741	—	—		530,532
Other	69,558	19,710	25,373	—	—		114,641
Total deferred credits and other liabilities	1,532,012	342,142	272,711	—	—		2,146,865
Total capitalization and liabilities	$5,251,977	977,151	897,953	77	(669,785)		$6,457,373

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statements of changes in common stock equity

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2018	$1,957,641	295,874	280,863	101	(576,838)	$1,957,641
Net income for common stock	156,840	20,817	22,350	—	(43,167)	156,840
Other comprehensive income, net of taxes	(1,378)	(12)	(174)	—	186	(1,378)
Issuance of common stock, net of expenses	35,501	(1)	4,899	—	(4,898)	35,501
Common stock dividends	(101,252)	(17,680)	(15,068)	—	32,748	(101,252)
Balance, December 31, 2019	2,047,352	298,998	292,870	101	(591,969)	2,047,352
Net income for common stock	169,340	27,493	20,011	—	(47,504)	169,340
Other comprehensive loss, net of tax benefits	(1,640)	(220)	(134)	—	354	(1,640)
Issuance of common stock, net of expenses	34,000	7,500	11,000	—	(18,500)	34,000
Common stock dividends	(107,134)	(16,320)	(14,384)	—	30,704	(107,134)
Dissolution of subsidiary	—	—	—	(24)	24	—
Balance, December 31, 2020	2,141,918	317,451	309,363	77	(626,891)	2,141,918
Net income for common stock	177,642	21,180	24,173	—	(45,353)	177,642
Other comprehensive loss, net of tax benefits	(361)	66	227	—	(293)	(361)
Issuance of common stock, net of expenses	54,400	8,803	24,597	—	(33,400)	54,400
Common stock dividends	(111,700)	(14,600)	(15,100)	—	29,700	(111,700)
Balance, December 31, 2021	$2,261,899	332,900	343,260	77	(676,237)	$2,261,899

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of cash flows
Year ended December 31, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$178,722	21,714	24,554	—	(45,353)	[2]	$179,637
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(45,353)	—	—	—	45,353	[2]	—
Common stock dividends received from subsidiaries	29,700	—	—	—	(29,700)	[2]	—
Depreciation of property, plant and equipment	155,607	40,201	33,661	—	—		229,469
Other amortization	16,688	3,532	1,517	—	—		21,737
Deferred income taxes	(3,191)	(1,955)	1,317	—	—		(3,829)
State refundable credit	(7,120)	(1,672)	(1,790)	—	—		(10,582)
Bad debt expense	1,159	509	515	—	—		2,183
Allowance for equity funds used during construction	(7,734)	(586)	(1,214)	—	—		(9,534)
Bill credits	1,400	300	300	—	—		2,000
Other	366	(41)	1,025	—	—		1,350
Changes in assets and liabilities:
Increase in accounts receivable	(41,727)	(6,832)	(3,071)	—	1,540	[1]	(50,090)
Increase in accrued unbilled revenues	(18,345)	(5,816)	(3,303)	—	—		(27,464)
Increase in fuel oil stock	(32,407)	(4,343)	(9,090)	—	—		(45,840)
Decrease (increase) in materials and supplies	(3,220)	169	(1,482)	—	—		(4,533)
Decrease (increase) in regulatory assets	(15,422)	24	1,524	—	—		(13,874)
Increase (decrease) in regulatory liabilities	16,269	(1,031)	120				15,358
Increase in accounts payable	9,828	4,723	3,120	—	—		17,671
Change in prepaid and accrued income taxes, tax credits and revenue taxes	21,217	3,861	1,938	—	(86)	[1]	26,930
Decrease in defined benefit pension and other postretirement benefit plans liability	(3,480)	(950)	(724)	—	—		(5,154)
Change in other assets and liabilities	(36,733)	(5,833)	(8,196)	—	(1,540)	[1]	(52,302)
Net cash provided by operating activities	216,224	45,974	40,721	—	(29,786)		273,133
Cash flows from investing activities
Capital expenditures	(194,984)	(50,516)	(46,500)	—	—		(292,000)
Advances from affiliates	25,700	—	—	—	(25,700)	[1]	—
Other	(29,596)	1,072	1,073		33,486	[1],[2]	6,035
Net cash used in investing activities	(198,880)	(49,444)	(45,427)	—	7,786		(285,965)
Cash flows from financing activities
Common stock dividends	(111,700)	(14,600)	(15,100)	—	29,700	[2]	(111,700)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from issuance of common stock	54,400	8,803	24,597	—	(33,400)	[2]	54,400
Proceeds from issuance of long-term debt	60,000	30,000	25,000	—	—		115,000
Net decrease in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	—	(17,800)	(7,900)	—	25,700	[1]	—
Repayment of short-term debt	(50,000)	—	—	—	—		(50,000)
Other	(702)	(119)	(120)	—	—		(941)
Net cash provided by (used in) financing activities	(49,082)	5,750	26,096	—	22,000		4,764
Net increase (decrease) in cash, cash equivalents and restricted cash	(31,738)	2,280	21,390	—	—		(8,068)
Cash, cash equivalents and restricted cash, January 1	58,171	3,046	2,032	77	—		63,326
Cash, cash equivalents and restricted cash, December 31	26,433	5,326	23,422	77	—		55,258
Less: Restricted cash	(3,089)	—	—	—	—		(3,089)
Cash and cash equivalents, December 31	$23,344	5,326	23,422	77	—		$52,169

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of cash flows
Year ended December 31, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$170,420	28,027	20,392	—	(47,504)	[2]	$171,335
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(47,504)	—	—	—	47,504	[2]	—
Common stock dividends received from subsidiaries	30,704	—	—	—	(30,704)	[2]	—
Depreciation of property, plant and equipment	151,387	39,041	32,305	—	—		222,733
Other amortization	24,511	5,090	4,145	—	—		33,746
Deferred income taxes	2,130	(463)	1,484	—	—		3,151
State refundable credit	(6,668)	(1,593)	(1,700)	—	—		(9,961)
Bad debt expense	1,042	620	453	—	—		2,115
Allowance for equity funds used during construction	(7,335)	(543)	(890)	—	—		(8,768)
Accrued environmental reserve	6,556	—	—	—	—		6,556
Other	1,201	1,322	87	—	—		2,610
Changes in assets and liabilities:
Increase in accounts receivable	(8,093)	(3,349)	(1,343)	—	5,499	[1]	(7,286)
Decrease in accrued unbilled revenues	8,832	3,327	3,126	—	—		15,285
Decrease in fuel oil stock	30,226	430	3,043	—	—		33,699
Increase in materials and supplies	(3,910)	(1,583)	(1,149)	—	—		(6,642)
Decrease (increase) in regulatory assets	8,526	(2,908)	(4,611)	—	—		1,007
Decrease in regulatory liabilities	(5,490)	(4,489)	(6,583)				(16,562)
Decrease in accounts payable	(26,093)	(1,819)	(5,217)	—	—		(33,129)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(25,757)	(5,483)	(5,998)	—	58	[1]	(37,180)
Decrease in defined benefit pension and other postretirement benefit plans liability	(3,092)	(643)	(571)	—	—		(4,306)
Change in other assets and liabilities	(21,124)	(8,864)	3,635	—	(5,499)	[1]	(31,852)
Net cash provided by operating activities	280,469	46,120	40,608	—	(30,646)		336,551
Cash flows from investing activities
Capital expenditures	(229,127)	(64,346)	(57,391)	—	—		(350,864)
Advances from affiliates	1,000	8,000	—	—	(9,000)	[1]	—
Other	(14,340)	1,032	960	(24)	18,442	[1],[2]	6,070
Net cash used in investing activities	(242,467)	(55,314)	(56,431)	(24)	9,442		(344,794)
Cash flows from financing activities
Common stock dividends	(107,134)	(16,320)	(14,384)	—	30,704	[2]	(107,134)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from the issuance of common stock	34,000	7,500	11,000	—	(18,500)	[2]	34,000
Proceeds from the issuance of long-term debt	205,000	10,000	40,000	—	—		255,000
Repayment of long-term debt	(95,000)	(14,000)	—	—	—		(109,000)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(46,987)	18,800	(19,800)	—	9,000	[1]	(38,987)
Proceeds from issuance of short-term debt	100,000	—	—	—	—		100,000
Repayment of short-term debt	(100,000)	—	—	—	—		(100,000)
Other	(1,618)	(214)	(377)	—	—		(2,209)
Net cash provided by (used in) financing activities	(12,819)	5,232	16,058	—	21,204		29,675
Net increase (decrease) in cash, cash equivalents and restricted cash	25,183	(3,962)	235	(24)	—		21,432
Cash, cash equivalents and restricted cash, January 1	32,988	7,008	1,797	101	—		41,894
Cash, cash equivalents and restricted cash, December 31	58,171	3,046	2,032	77	—		63,326
Less: Restricted cash	(15,966)	—	—	—	—		(15,966)
Cash and cash equivalents, December 31	$42,205	3,046	2,032	77	—		$47,360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of cash flows
Year ended December 31, 2019

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$157,920	21,351	22,731	—	(43,167)	[2]	$158,835
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(43,204)	—	—	—	43,167	[2]	(37)
Common stock dividends received from subsidiaries	32,783	—	—	—	(32,748)	[2]	35
Depreciation of property, plant and equipment	143,470	41,812	30,449	—	—		215,731
Other amortization	23,351	4,810	1,470	—	—		29,631
Deferred income taxes	(13,547)	(2,383)	(354)	—	—		(16,284)
State refundable credit	(6,245)	(559)	(1,565)	—	—		(8,369)
Bad debt expense	1,236	470	444	—	—		2,150
Allowance for equity funds used during construction	(9,955)	(816)	(1,216)	—	—		(11,987)
Accrued environmental reserve	406	—	—	—	—		406
Other	27,575	(61)	(55)	—	—		27,459
Changes in assets and liabilities:
Decrease in accounts receivable	24,150	2,858	3,029	—	(11,215)	[1]	18,822
Decrease (increase) in accrued unbilled revenues	4,902	(22)	(385)	—	—		4,495
Decrease (increase) in fuel oil stock	(14,741)	2,126	613	—	—		(12,002)
Decrease (increase) in materials and supplies	(4,585)	(1,158)	245	—	—		(5,498)
Decrease in regulatory assets	55,494	9,218	6,550	—	—		71,262
Increase (decrease) in regulatory liabilities	102	(1,558)	3,409				1,953
Increase (decrease) in accounts payable	4,687	(3,160)	(3,578)	—	—		(2,051)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(24,900)	(893)	(3,097)	—	367	[1]	(28,523)
Decrease in defined benefit pension and other postretirement benefit plans liability	(3,033)	(762)	(653)	—	—		(4,448)
Change in other assets and liabilities	(15,747)	(6,152)	(6,940)	—	11,215	[1]	(17,624)
Net cash provided by operating activities	340,119	65,121	51,097	—	(32,381)		423,956
Cash flows from investing activities
Capital expenditures	(311,538)	(49,811)	(58,549)	—	—		(419,898)
Advances to affiliates	(27,700)	(8,000)	—	—	35,700	[1]	—
Other	5,241	297	1,303	—	4,533	[1][2]	11,374
Net cash used in investing activities	(333,997)	(57,514)	(57,246)	—	40,233		(408,524)
Cash flows from financing activities
Common stock dividends	(101,252)	(17,680)	(15,068)	—	32,748	[2]	(101,252)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from the issuance of common stock	35,500	—	4,900	—	(4,900)	[2]	35,500
Proceeds from the issuance of long-term debt	190,000	72,500	17,500	—	—		280,000
Repayment of long-term debt and funds transferred for repayment of long-term debt	(183,546)	(70,000)	(30,000)	—	—		(283,546)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	46,987	—	27,700	—	(35,700)	[1]	38,987
Proceeds from issuance of short-term debt	75,000	—	—	—	—		75,000
Other	(1,475)	(508)	(126)	—	—		(2,109)
Repayment of short-term debt	(50,000)	—	—	—	—		(50,000)
Net cash provided by (used in) financing activities	10,134	(16,222)	4,525	—	(7,852)		(9,415)
Net increase (decrease) in cash, cash equivalents and restricted cash	16,256	(8,615)	(1,624)	—	—		6,017
Cash, cash equivalents and restricted cash, January 1	16,732	15,623	3,421	101	—		35,877
Cash, cash equivalents and restricted cash, December 31	32,988	7,008	1,797	101	—		41,894
Less: Restricted cash	(30,749)	(123)	—	—	—		(30,872)
Cash and cash equivalents, December 31	$2,239	6,885	1,797	101	—		$11,022
Explanation of consolidating adjustments on consolidating schedules:
[1] Eliminations of intercompany receivables and payables and other intercompany transactions
[2] Elimination of investment in subsidiaries, carried at equity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4· Bank segment (HEI only)
Selected financial information
American Savings Bank, F.S.B.
Statements of Income and Comprehensive Income Data

Years ended December 31	2021	2020	2019
(in thousands)
Interest and dividend income
Interest and fees on loans	$198,802	$214,134	$233,632
Interest and dividends on investment securities	43,464	30,529	32,922
Total interest and dividend income	242,266	244,663	266,554
Interest expense
Interest on deposit liabilities	4,981	10,654	16,830
Interest on other borrowings	59	460	1,610
Total interest expense	5,040	11,114	18,440
Net interest income	237,226	233,549	248,114
Provision for credit losses	(25,825)	50,811	23,480
Net interest income after provision for credit losses	263,051	182,738	224,634
Noninterest income
Fees from other financial services	21,225	16,447	19,275
Fee income on deposit liabilities	16,663	16,059	20,877
Fee income on other financial products	8,770	6,381	6,507
Bank-owned life insurance	7,318	6,483	7,687
Mortgage banking income	9,305	23,734	4,943
Gain on sale of real estate	—	—	10,762
Gain on sale of investment securities, net	528	9,275	653
Other income, net	851	(256)	2,074
Total noninterest income	64,660	78,123	72,778
Noninterest expense
Compensation and employee benefits	113,970	104,443	103,009
Occupancy	20,584	21,573	21,272
Data processing	17,634	14,769	15,306
Services	10,327	11,121	10,239
Equipment	9,510	9,001	8,760
Office supplies, printing and postage	4,239	4,623	5,512
Marketing	3,870	3,435	4,490
FDIC insurance	3,235	2,342	1,204
Other expense[1]	13,783	20,283	15,586
Total noninterest expense	197,152	191,590	185,378
Income before income taxes	130,559	69,271	112,034
Income taxes	29,325	11,688	23,061
Net income	101,234	57,583	88,973
Other comprehensive income (loss), net of taxes	(52,728)	23,608	29,406
Comprehensive income	$48,506	$81,191	$118,379
1 2021 and 2020 include approximately $0.6 million and $5.1 million of certain direct and incremental COVID-19 related costs, respectively. For 2020, these costs include $2.5 million of compensation expense and $2.0 million of enhanced cleaning and sanitation costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Reconciliation to amounts per HEI Consolidated Statements of Income*:

Years ended December 31	2021	2020	2019
(in thousands)
Interest and dividend income	$242,266	$244,663	$266,554
Noninterest income	64,660	78,123	72,778
Less: Gain on sale of real estate	—	—	10,762
Less: Gain on sale of investment securities, net	528	9,275	653
*Revenues-Bank	306,398	313,511	327,917
Total interest expense	5,040	11,114	18,440
Provision for credit losses	(25,825)	50,811	23,480
Noninterest expense	197,152	191,590	185,378
Less: Retirement defined benefits expense (credit)—other than service costs	(1,828)	1,813	(472)
Add: Gain on sale of real estate	—	—	10,762
*Expenses-Bank	178,195	251,702	217,008
*Operating income-Bank	128,203	61,809	110,909
Add back: Retirement defined benefits expense (credit)—other than service costs	(1,828)	1,813	(472)
Add back: Gain on sale of investment securities, net	528	9,275	653
Income before income taxes	$130,559	$69,271	$112,034

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Balance Sheets Data

December 31		2021		2020
(in thousands)
Assets
Cash and due from banks		$100,051		$178,422
Interest-bearing deposits		151,189		114,304
Cash and cash equivalents		251,240		292,726
Investment securities
Available-for-sale, at fair value		2,574,618		1,970,417
Held-to-maturity, at amortized cost (fair value of $510,474 and $229,963 at December 31, 2021 and 2020, respectively)		522,270		226,947
Stock in Federal Home Loan Bank, at cost		10,000		8,680
Loans held for investment		5,211,114		5,333,843
Allowance for credit losses		(71,130)		(101,201)
Net loans		5,139,984		5,232,642
Loans held for sale, at lower of cost or fair value		10,404		28,275
Other		590,897		554,656
Goodwill		82,190		82,190
Total assets		$9,181,603		$8,396,533
Liabilities and shareholder’s equity
Deposit liabilities–noninterest-bearing		$2,976,632		$2,598,500
Deposit liabilities–interest-bearing		5,195,580		4,788,457
Other borrowings		88,305		89,670
Other		193,268		183,731
Total liabilities		8,453,785		7,660,358
Commitments and contingencies
Common stock		1		1
Additional paid in capital		353,895		351,758
Retained earnings		411,704		369,470
Accumulated other comprehensive income (loss), net of taxes
Net unrealized gains (losses) on securities	$(32,037)		$19,986
Retirement benefit plans	(5,745)	(37,782)	(5,040)	14,946
Total shareholder’s equity		727,818		736,175
Total liabilities and shareholder’s equity		$9,181,603		$8,396,533

December 31	2021	2020
(in thousands)
Other assets
Bank-owned life insurance	$177,566	$163,265
Premises and equipment, net	202,299	206,134
Accrued interest receivable	20,854	24,616
Mortgage servicing rights	9,950	10,020
Low-income housing investments	110,989	83,435
Other	69,239	67,186
	$590,897	$554,656
Other liabilities
Accrued expenses	$87,905	$62,694
Federal and state income taxes payable	—	6,582
Cashier’s checks	33,675	38,011
Advance payments by borrowers	9,994	10,207
Other	61,694	66,237
	$193,268	$183,731

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Investment securities. The major components of investment securities were as follows:

					Gross unrealized losses
		Gross unrealized gains	Gross unrealized losses	Estimated fair value	Less than 12 months			12 months or longer
(dollars in thousands)	Amortized cost				Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
December 31, 2021
Available-for-sale
U.S. Treasury and federal agency obligations	$89,714	$803	$(427)	$90,090	4	$44,827	$(427)	—	$—	$—
Mortgage-backed securities*	2,482,618	6,511	(51,206)	2,437,923	120	1,845,243	(38,321)	18	271,012	(12,885)
Corporate bonds	30,625	655	(102)	31,178	1	12,780	(102)	—	—	—
Mortgage revenue bonds	15,427	—	—	15,427	—	—	—	—	—	—
	$2,618,384	$7,969	$(51,735)	$2,574,618	125	$1,902,850	$(38,850)	18	$271,012	$(12,885)
Held-to-maturity
US Treasury and Federal agency obligations	$59,871	$168	$(170)	$59,869	2	$39,594	$(170)	—	$—	$—
Mortgage-backed securities*	462,399	1,480	(13,274)	450,605	22	290,883	(7,665)	7	106,483	(5,609)
	$522,270	$1,648	$(13,444)	$510,474	24	$330,477	$(7,835)	7	$106,483	$(5,609)
December 31, 2020
Available-for-sale
U.S. Treasury and federal agency obligations	$60,260	$2,062	$—	$62,322	—	$—	$—	—	$—	$—
Mortgage-backed securities*	1,825,893	26,817	(3,151)	1,849,559	22	373,924	(3,151)	—	—	—
Corporate bonds	29,776	1,575	—	31,351	—	—	—	—	—	—
Mortgage revenue bonds	27,185	—	—	27,185	—	—	—	—	—	—
	$1,943,114	$30,454	$(3,151)	$1,970,417	22	$373,924	$(3,151)	—	$—	$—
Held-to-maturity
Mortgage-backed securities*	$226,947	$3,846	$(830)	$229,963	7	$114,152	$(830)	—	$—	$—
	$226,947	$3,846	$(830)	$229,963	7	$114,152	$(830)	—	$—	$—
* Issued or guaranteed by U.S. Government agencies or sponsored agencies
ASB does not believe that the investment securities that were in an unrealized loss position as of December 31, 2021, represent a credit loss. Total gross unrealized losses were primarily attributable to change in market conditions. On a quarterly basis the investment securities are evaluated for changes in financial condition of the issuer. Based upon ASB’s evaluation, all securities held within the investment portfolio continue to be investment grade by one or more agencies. The contractual cash flows of the U.S. Treasury, federal agency obligations and agency mortgage-backed securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB’s investment securities portfolio did not require an allowance for credit losses as of December 31, 2021.
U.S. Treasury, federal agency obligations, corporate bonds, and mortgage revenue bonds have contractual terms to maturity. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The contractual maturities of investment securities were as follows:

	Amortized	Fair
December 31, 2021	Cost	value
(in thousands)
Available-for-sale
Due in one year or less	$15,055	$15,298
Due after one year through five years	62,461	63,256
Due after five years through ten years	58,250	58,141
Due after ten years	—	—
	135,766	136,695
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	2,482,618	2,437,923
Total available-for-sale securities	$2,618,384	$2,574,618
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	59,871	59,869
Due after ten years	—	—
	59,871	59,869
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	462,399	450,605
Total held-to-maturity securities	$522,270	$510,474
The proceeds, gross gains and losses from sales of available-for-sale securities were as follows:

Years ended December 31	2021	2020	2019
(in thousands)
Proceeds	$197,354	$169,157	$19,810
Gross gains	975	9,275	653
Gross losses	(447)	—	—
Interest income from taxable and non-taxable investment securities were as follows:

Years ended December 31	2021	2020	2019
(in thousands)
Taxable	$42,534	$29,760	$31,848
Non-taxable	930	769	1,074
	$43,464	$30,529	$32,922
ASB pledged securities with a market value of approximately $416 million and $353 million as of December 31, 2021 and 2020, respectively, as collateral for public funds and other deposits, mortgage pipeline hedge margin, automated clearinghouse transactions, The Federal Reserve Bank of San Francisco Discount Window and bankruptcy account, and The Federal Home Loan Bank of Des Moines advance line. In addition, ASB pledged securities with a market value of $161 million and $92 million as of December 31, 2021 and 2020, respectively, as collateral for securities sold under agreements to repurchase.
Stock in FHLB.  As of December 31, 2021 and 2020, ASB’s stock in FHLB was carried at cost ($10.0 million and $8.7 million, respectively) because it can only be redeemed at par and it is a required investment based on measurements of ASB’s capital, assets and borrowing levels.
Quarterly and as conditions warrant, ASB reviews its investment in the stock of the FHLB for impairment. ASB evaluated its investment in FHLB stock for credit losses as of December 31, 2021, consistent with its accounting policy. ASB did not recognize any credit losses for 2021, 2020 and 2019 based on its evaluation of the underlying investment.
Future deterioration in the FHLB’s financial position and/or negative developments in any of the factors considered in ASB’s impairment evaluation may result in future impairment losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Loans. The components of loans were summarized as follows:

December 31	2021	2020
(in thousands)
Real estate:
Residential 1-4 family	$2,299,212	$2,144,239
Commercial real estate	1,056,982	983,865
Home equity line of credit	835,663	963,578
Residential land	19,859	15,617
Commercial construction	91,080	121,424
Residential construction	11,138	11,022
Total real estate	4,313,934	4,239,745
Commercial	793,304	936,748
Consumer	113,966	168,733
Total loans	5,221,204	5,345,226
Less: Deferred fees and discounts	(10,090)	(11,383)
Allowance for credit losses	(71,130)	(101,201)
Total loans, net	$5,139,984	$5,232,642
ASB’s policy is to require private mortgage insurance on all real estate loans when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For non-owner occupied residential property purchases, the loan-to-value ratio may not exceed 75% of the lower of the appraised value or purchase price at origination.
ASB services real estate loans for investors (principal balance of $1.5 billion, $1.5 billion and $1.3 billion as of December 31, 2021, 2020 and 2019, respectively), which are not included in the accompanying balance sheets data. ASB reports fees earned for servicing such loans as income when the related mortgage loan payments are collected and charges loan servicing cost to expense as incurred.
As of December 31, 2021 and 2020, ASB had pledged loans with an amortized cost of approximately $2.8 billion and $3.0 billion, respectively, as collateral to secure advances from the FHLB.
As of December 31, 2021 and 2020, the aggregate amount of loans to directors and executive officers of ASB and its affiliates and any related interests (as defined in Federal Reserve Board (FRB) Regulation O) of such individuals, was $13.1 million and $13.2 million, respectively. As of December 31, 2021 and 2020, there was a loan to a related interest of a director of ASB for $10.0 million. The loan was made at ASB’s normal credit terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Allowance for credit losses.  As discussed in Note 1, ASB must maintain an allowance for credit losses that is adequate to absorb estimated expected credit losses associated with its loan portfolio.
The allowance for credit losses (balances and changes) and financing receivables by portfolio segment were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial	Consumer	Total
December 31, 2021
Allowance for credit losses:
Beginning balance	$4,600	$35,607	$6,813	$609	$4,149	$11	$25,462	$23,950	$101,201
Charge-offs	(67)	—	(45)	—	—	—	(1,561)	(8,027)	(9,700)
Recoveries	92	—	113	61	—	—	1,468	4,320	6,054
Net (charge-offs) recoveries	25	—	68	61	—	—	(93)	(3,707)	(3,646)
Provision	1,920	(10,911)	(1,224)	(24)	(1,963)	7	(9,571)	(4,659)	(26,425)
Ending balance	$6,545	$24,696	$5,657	$646	$2,186	$18	$15,798	$15,584	$71,130
Average loans outstanding	$2,155,322	$1,046,276	$885,759	$18,227	$111,711	$11,361	$856,226	$135,609	$5,220,491
Net charge-offs (recoveries) to average loans	—%	—%	(0.01%)	(0.33%)	—%	—%	0.01%	2.73%	0.07%
December 31, 2020
Allowance for credit losses:
Beginning balance, prior to adoption of ASU No. 2016-13	$2,380	$15,053	$6,922	$449	$2,097	$3	$10,245	$16,206	$53,355
Impact of adopting ASU No. 2016-13	2,150	208	(541)	(64)	289	14	922	16,463	19,441
Charge-offs	(7)	—	(77)	(351)	—	—	(5,819)	(19,900)	(26,154)
Recoveries	394	—	63	38	—	—	872	3,381	4,748
Net (charge-offs) recoveries	387	—	(14)	(313)	—	—	(4,947)	(16,519)	(21,406)
Provision	(317)	20,346	446	537	1,763	(6)	19,242	7,800	49,811
Ending balance	$4,600	$35,607	$6,813	$609	$4,149	$11	$25,462	$23,950	$101,201
Average loans outstanding	$2,148,848	$861,096	$1,060,444	$13,799	$93,740	$10,703	$935,663	$215,994	$5,340,287
Net charge-offs (recoveries) to average loans	(0.02)%	—%	—%	2.27%	—%	—%	0.53%	7.65%	0.40%
December 31, 2019
Allowance for credit losses:
Beginning balance	$1,976	$14,505	$6,371	$479	$2,790	$4	$9,225	$16,769	$52,119
Charge-offs	(26)	—	(144)	(4)	—	—	(6,811)	(21,677)	(28,662)
Recoveries	854	—	17	229	—	—	2,351	2,967	6,418
Net (charge-offs) recoveries	828	—	(127)	225	—	—	(4,460)	(18,710)	(22,244)
Provision	(424)	548	678	(255)	(693)	(1)	5,480	18,147	23,480
Ending balance	$2,380	$15,053	$6,922	$449	$2,097	$3	$10,245	$16,206	$53,355
Average loans outstanding	$2,164,759	$781,531	$1,043,479	$14,065	$81,937	$10,513	$620,206	$270,340	$4,986,830
Net charge-offs (recoveries) to average loans	(0.04)%	—%	0.01%	(1.60%)	—%	—%	0.72%	6.92%	0.45%
Ending balance: individually evaluated for impairment	$898	$2	$322	$—	$—	$—	$1,015	$454	$2,691
Ending balance: collectively evaluated for impairment	$1,482	$15,051	$6,600	$449	$2,097	$3	$9,230	$15,752	$50,664
Financing Receivables:
Ending balance	$2,178,135	$824,830	$1,092,125	$14,704	$70,605	$11,670	$670,674	$257,921	$5,120,664
Ending balance: individually evaluated for impairment	$15,600	$1,048	$12,073	$3,091	$—	$—	$8,418	$507	$40,737
Ending balance: collectively evaluated for impairment	$2,162,535	$823,782	$1,080,052	$11,613	$70,605	$11,670	$662,256	$257,414	$5,079,927

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Allowance for loan commitments.  The allowance for loan commitments by portfolio segment were as follows:

(in thousands)	Home equity line of credit	Commercial construction	Commercial loans	Total
Year ended December 31, 2021
Allowance for loan commitments:
Beginning balance	$300	$3,000	$1,000	$4,300
Provision	100	700	(200)	600
Ending balance	$400	$3,700	$800	$4,900

Year ended December 31, 2020
Allowance for loan commitments:
Beginning balance, prior to adoption of ASU No. 2016-13	$392	$931	$418	$1,741
Impact of adopting ASU No. 2016-13	(92)	1,745	(94)	1,559
Provision	—	324	676	1,000
Ending balance	$300	$3,000	$1,000	$4,300
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The credit risk profile by vintage date based on payment activity or internally assigned grade for loans was as follows:

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving loans	Converted to term loans	Total
December 31, 2021
Residential 1-4 family
Current	$791,758	$461,683	$133,345	$64,421	$124,994	$712,452	$—	$—	$2,288,653
30-59 days past due	—	—	—	809	—	2,210	—	—	3,019
60-89 days past due	—	—	—	—	—	1,468	—	—	1,468
Greater than 89 days past due	—	—	2,987	—	—	3,085	—	—	6,072
	791,758	461,683	136,332	65,230	124,994	719,215	—	—	2,299,212
Home equity line of credit
Current	—	—	—	—	—	—	794,518	39,116	833,634
30-59 days past due	—	—	—	—	—	—	296	313	609
60-89 days past due	—	—	—	—	—	—	16	70	86
Greater than 89 days past due	—	—	—	—	—	—	838	496	1,334
	—	—	—	—	—	—	795,668	39,995	835,663
Residential land
Current	10,572	6,794	1,116	532	267	181	—	—	19,462
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	397	—	—	397
	10,572	6,794	1,116	532	267	578	—	—	19,859
Residential construction
Current	7,856	3,019	—	—	263	—	—	—	11,138
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	7,856	3,019	—	—	263	—	—	—	11,138
Consumer
Current	37,563	15,488	29,383	10,897	302	238	12,740	4,157	110,768
30-59 days past due	202	181	517	234	15	—	156	70	1,375
60-89 days past due	59	127	392	183	8	—	7	106	882
Greater than 89 days past due	14	93	387	192	27	—	141	87	941
	37,838	15,889	30,679	11,506	352	238	13,044	4,420	113,966
Commercial real estate
Pass	173,794	275,242	49,317	56,490	33,581	259,583	11,602	—	859,609
Special Mention	19,600	3,529	42,935	30,870	20,788	32,824	—	—	150,546
Substandard	—	684	13,936	1,859	1,805	28,543	—	—	46,827
Doubtful	—	—	—	—	—	—	—	—	—
	193,394	279,455	106,188	89,219	56,174	320,950	11,602	—	1,056,982
Commercial construction
Pass	17,140	43,261	—	11,342	—	—	19,337	—	91,080
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	17,140	43,261	—	11,342	—	—	19,337	—	91,080
Commercial
Pass	266,087	96,963	79,329	56,497	31,019	66,570	96,673	15,510	708,648
Special Mention	40	27,336	10,071	202	439	8,966	15,303	18	62,375
Substandard	427	184	3,737	1,777	4,457	2,961	7,083	1,655	22,281
Doubtful	—	—	—	—	—	—	—	—	—
	266,554	124,483	93,137	58,476	35,915	78,497	119,059	17,183	793,304
Total loans	$1,325,112	$934,584	$367,452	$236,305	$217,965	$1,119,478	$958,710	$61,598	$5,221,204

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving loans	Converted to term loans	Total
December 31, 2020
Residential 1-4 family
Current	$567,282	$218,988	$111,243	$203,916	$184,888	$849,788	$—	$—	$2,136,105
30-59 days past due	—	—	—	—	—	2,629	—	—	2,629
60-89 days past due	—	476	—	—	—	2,314	—	—	2,790
Greater than 89 days past due	—	—	—	353	—	2,362	—	—	2,715
	567,282	219,464	111,243	204,269	184,888	857,093	—	—	2,144,239
Home equity line of credit
Current	—	—	—	—	—	—	927,106	33,228	960,334
30-59 days past due	—	—	—	—	—	—	552	298	850
60-89 days past due	—	—	—	—	—	—	267	75	342
Greater than 89 days past due	—	—	—	—	—	—	1,463	589	2,052
	—	—	—	—	—	—	929,388	34,190	963,578
Residential land
Current	8,357	3,427	1,598	939	22	272	—	—	14,615
30-59 days past due	—	—	—	—	—	702	—	—	702
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	300	—	—	300
	8,357	3,427	1,598	939	22	1,274	—	—	15,617
Residential construction
Current	6,919	3,093	385	625	—	—	—	—	11,022
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	6,919	3,093	385	625	—	—	—	—	11,022
Consumer
Current	28,818	67,159	37,072	7,207	293	348	18,351	3,758	163,006
30-59 days past due	406	1,085	727	155	4	—	138	90	2,605
60-89 days past due	191	549	427	165	3	—	97	59	1,491
Greater than 89 days past due	131	532	409	119	7	—	262	171	1,631
	29,546	69,325	38,635	7,646	307	348	18,848	4,078	168,733
Commercial real estate
Pass	270,603	63,301	62,168	28,432	55,089	155,654	11,000	—	646,247
Special Mention	10,261	36,405	57,952	33,763	68,287	48,094	—	—	254,762
Substandard	—	14,720	4,181	1,892	4,423	57,640	—	—	82,856
Doubtful	—	—	—	—	—	—	—	—	—
	280,864	114,426	124,301	64,087	127,799	261,388	11,000	—	983,865
Commercial construction
Pass	14,480	31,965	26,990	—	5,562	—	22,517	—	101,514
Special Mention	1,910	—	—	18,000	—	—	—	—	19,910
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	16,390	31,965	26,990	18,000	5,562	—	22,517	—	121,424
Commercial
Pass	392,088	117,791	75,533	29,211	12,520	35,770	74,520	11,004	748,437
Special Mention	37,836	23,087	1,920	6,990	30,264	13,250	31,362	11,218	155,927
Substandard	304	7,785	2,043	4,017	7,542	3,113	5,265	1,928	31,997
Doubtful	—	—	—	—	—	—	387	—	387
	430,228	148,663	79,496	40,218	50,326	52,133	111,534	24,150	936,748
Total loans	$1,339,586	$590,363	$382,648	$335,784	$368,904	$1,172,236	$1,093,287	$62,418	$5,345,226
Revolving loans converted to term loans during 2021 in the commercial, home equity line of credit and consumer portfolios were $1.8 million, $16.0 million and $2.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
December 31, 2021
Real estate:
Residential 1-4 family	$3,019	$1,468	$6,072	$10,559	$2,288,653	$2,299,212	$—
Commercial real estate	—	—	—	—	1,056,982	1,056,982	—
Home equity line of credit	609	86	1,334	2,029	833,634	835,663	—
Residential land	—	—	397	397	19,462	19,859	—
Commercial construction	—	—	—	—	91,080	91,080	—
Residential construction	—	—	—	—	11,138	11,138	—
Commercial	700	313	48	1,061	792,243	793,304	—
Consumer	1,375	882	941	3,198	110,768	113,966	—
Total loans	$5,703	$2,749	$8,792	$17,244	$5,203,960	$5,221,204	$—
December 31, 2020
Real estate:
Residential 1-4 family	$2,629	$2,790	$2,715	$8,134	$2,136,105	$2,144,239	$—
Commercial real estate	—	488	—	488	983,377	983,865	—
Home equity line of credit	850	342	2,052	3,244	960,334	963,578	—
Residential land	702	—	300	1,002	14,615	15,617	—
Commercial construction	—	—	—	—	121,424	121,424	—
Residential construction	—	—	—	—	11,022	11,022	—
Commercial	608	300	132	1,040	935,708	936,748	—
Consumer	2,605	1,491	1,631	5,727	163,006	168,733	—
Total loans	$7,394	$5,411	$6,830	$19,635	$5,325,591	$5,345,226	$—
The credit risk profile based on nonaccrual loans were as follows:

	December 31, 2021			December 31, 2020
(in thousands)	With a Related ACL	Without a Related ACL	Total	With a Related ACL	Without a Related ACL	Total
Real estate:
Residential 1-4 family	$16,045	$3,703	$19,748	$8,991	$2,835	$11,826
Commercial real estate	14,104	1,221	15,325	15,847	2,875	18,722
Home equity line of credit	4,227	1,294	5,521	5,791	1,567	7,358
Residential land	97	300	397	108	300	408
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	1,446	692	2,138	1,819	3,328	5,147
Consumer	1,845	—	1,845	3,935	—	3,935
Total	$37,764	$7,210	$44,974	$36,491	$10,905	$47,396

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The credit risk profile based on loans whose terms have been modified and accruing interest were as follows:

(in thousands)	December 31, 2021	December 31, 2020
Real estate:
Residential 1-4 family	$6,949	$7,932
Commercial real estate	3,055	3,281
Home equity line of credit	6,021	8,148
Residential land	980	1,555
Commercial construction	—	—
Residential construction	—	—
Commercial	7,860	6,108
Consumer	52	54
Total troubled debt restructured loans accruing interest	$24,917	$27,078
ASB did not recognize interest on nonaccrual loans for 2021, 2020 and 2019.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Loan modifications that occurred during 2021, 2020, and 2019 were as follows:

(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Year ended December 31, 2021
Real estate:
Residential 1-4 family	14	$8,379	$442
Commercial real estate	—	—	—
Home equity line of credit	—	—	—
Residential land	3	799	38
Commercial construction	—	—	—
Residential construction	—	—	—
Commercial	7	2,931	205
Consumer	—	—	—
	24	$12,109	$685
Year ended December 31, 2020
Real estate:
Residential 1-4 family	1	$144	$6
Commercial real estate	6	20,714	4,439
Home equity line of credit	3	85	11
Residential land	4	668	54
Commercial construction	—	—	—
Residential construction	—	—	—
Commercial	54	5,380	869
Consumer	—	—	—
	68	$26,991	$5,379
Year ended December 31, 2019
Real estate:
Residential 1-4 family	11	$1,770	$190
Commercial real estate	—	—	—
Home equity line of credit	3	442	73
Residential land	3	1,086	—
Commercial construction	—	—	—
Residential construction	—	—	—
Commercial	8	5,523	417
Consumer	—	—	—
	25	$8,821	$680
1     The period end balances reflect all paydowns and charge-offs since the modification period. TDRs fully paid off, charged-off, or foreclosed upon by period end are not included.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Loans modified in TDRs that experienced a payment default of 90 days or more in 2021, 2020, and 2019 and for which the payment default occurred within one year of the modification, were as follows:

Years ended December 31	2021		2020		2019
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate:
Residential 1-4 family	1	$474	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Residential land	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	1	9	—	—	—	—
Consumer	—	—	—	—	—	—
	2	$483	—	$—	—	$—
If a loan modified in a TDR subsequently defaults, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled nil at December 31, 2021 and 2020.
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
Loans considered collateral-dependent were as follows:

	December 31, 2021		December 31, 2020
	Amortized cost	Collateral type	Amortized cost	Collateral type
(in thousands)
Real estate:
Residential 1-4 family	$3,493	Residential real estate property	$2,541	Residential real estate property
Commercial real estate	1,221	Commercial real estate property	2,875	Commercial real estate property
Home equity line of credit	1,294	Residential real estate property	1,567	Residential real estate property
Residential land	300	Residential real estate property	300	Residential real estate property
Total real estate	6,308		7,283
Commercial	692	Business assets	934	Business assets
Total	$7,000		$8,217
ASB had $3.4 million and $3.8 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at December 31, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The total carrying amount and the total unpaid principal balance of impaired loans and ASB’s average recorded investment of, and interest income recognized from, impaired loans were as follows:

December 31	2019			2019
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$6,817	$7,207	$—	$8,169	$907
Commercial real estate	195	200	—	16	—
Home equity line of credit	1,984	2,135	—	2,020	84
Residential land	3,091	3,294	—	2,662	129
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	1,948	2,285	—	4,534	276
Consumer	2	2	—	21	4
	14,037	15,123	—	17,422	1,400
With an allowance recorded
Real estate:
Residential 1-4 family	8,783	8,835	898	8,390	359
Commercial real estate	853	853	2	886	37
Home equity line of credit	10,089	10,099	322	11,319	567
Residential land	—	—	—	27	—
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	6,470	6,470	1,015	6,990	132
Consumer	505	505	454	360	24
	26,700	26,762	2,691	27,972	1,119
Total
Real estate:
Residential 1-4 family	15,600	16,042	898	16,559	1,266
Commercial real estate	1,048	1,053	2	902	37
Home equity line of credit	12,073	12,234	322	13,339	651
Residential land	3,091	3,294	—	2,689	129
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	8,418	8,755	1,015	11,524	408
Consumer	507	507	454	381	28
	$40,737	$41,885	$2,691	$45,394	$2,519
* Since loan was classified as impaired.
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received $364.8 million, $567.7 million and $277.1 million of proceeds from the sale of residential mortgages in 2021, 2020, and 2019, respectively, and recognized gains on such sales of $9.3 million, $23.7 million, and $4.9 million in 2021, 2020, and 2019, respectively. Repurchased mortgage loans were nil for 2021, 2020 and 2019. The repurchase reserve was $0.1 million as of December 31, 2021 and 2020.
Mortgage servicing fees, a component of other income, net, were $3.8 million, $3.4 million and $3.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount[1]	Accumulated amortization[1]	Valuation allowance	Net carrying amount
December 31, 2021	$18,674	$(8,724)	$—	$9,950
December 31, 2020	$22,950	$(12,670)	$(260)	$10,020
1 Reflects impact of loans paid in full.

Changes related to MSRs were as follows:

(in thousands)	2021	2020	2019
Mortgage servicing rights
Balance, January 1	$10,280	$9,101	$8,062
Amount capitalized	3,404	5,096	2,987
Amortization	(3,734)	(3,917)	(1,948)
Sale of mortgage servicing rights	—	—	—
Other-than-temporary impairment	—	—	—
Carrying amount before valuation allowance, December 31	9,950	10,280	9,101
Valuation allowance for mortgage servicing rights
Balance, January 1	260	—	—
Provision	(260)	260	—
Other-than-temporary impairment	—	—	—
Balance, December 31	—	260	—
Net carrying value of mortgage servicing rights	$9,950	$10,020	$9,101
The estimated aggregate amortization expenses of MSRs for 2022, 2023, 2024, 2025 and 2026 are $1.6 million, $1.3 million, $1.2 million, $1.0 million and $0.9 million, respectively.
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
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

December 31	2021	2020
(dollars in thousands)
Unpaid principal balance	$1,481,899	$1,450,312
Weighted average note rate	3.38%	3.68%
Weighted average discount rate	9.25%	9.25%
Weighted average prepayment speed	9.77%	17.70%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

December 31	2021	2020
(in thousands)
Prepayment rate:
25 basis points adverse rate change	$(714)	$(738)
50 basis points adverse rate change	(1,608)	(1,445)
Discount rate:
25 basis points adverse rate change	(129)	(68)
50 basis points adverse rate change	(256)	(135)
The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.
Deposit liabilities. The summarized components of deposit liabilities were as follows:

December 31	2021		2020
(dollars in thousands)	Weighted-average stated rate	Amount	Weighted-average stated rate	Amount
Savings	0.03%	$3,234,646	0.03%	$2,873,727
Checking
Interest-bearing	0.02	1,344,049	0.02	1,196,675
Noninterest-bearing	—	1,472,727	—	1,329,264
Commercial checking	—	1,503,905	—	1,269,236
Money market	0.06	192,909	0.09	169,225
Time certificates	0.67	423,976	0.99	548,830
	0.05%	$8,172,212	0.09%	$7,386,957
As of December 31, 2021 and 2020, time certificates of $250,000 or more totaled $87.6 million and $121.3 million, respectively.
The approximate scheduled maturities of time certificates outstanding at December 31, 2021 were as follows:

(in thousands)
2022	$275,702
2023	60,049
2024	47,248
2025	24,278
2026	13,736
Thereafter	2,963
$423,976
Overdrawn deposit accounts are classified as loans and totaled $1.3 million and $1.0 million at December 31, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Interest expense on deposit liabilities by type of deposit was as follows:

Years ended December 31	2021	2020	2019
(in thousands)
Time certificates	$3,805	$7,944	$12,675
Savings	802	1,774	1,904
Money market	132	465	953
Interest-bearing checking	242	471	1,298
	$4,981	$10,654	$16,830
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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheets	Net amount of liabilities presented in the Balance Sheets
Repurchase agreements
December 31, 2021	$88	$—	$88
December 31, 2020	90	—	90

	Gross amount not offset in the Balance Sheets
(in millions)	Net amount of liabilities presented in the Balance Sheets	Financial instruments	Cash collateral pledged
Commercial account holders
December 31, 2021	$88	$161	$—
December 31, 2020	90	92	—
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
Information concerning securities sold under agreements to repurchase, which provided for the repurchase of identical securities, was as follows:

(dollars in thousands)	2021	2020	2019
Amount outstanding as of December 31	$88,305	$89,670	$115,110
Average amount outstanding during the year	88,405	73,738	79,598
Maximum amount outstanding as of any month-end	129,665	100,580	115,110
Weighted-average interest rate as of December 31	0.02%	0.02%	0.98%
Weighted-average interest rate during the year	0.02%	0.42%	0.96%
Weighted-average remaining days to maturity as of December 31	1	1	1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Securities sold under agreements to repurchase were summarized as follows:

December 31	2021			2020
Maturity	Repurchase liability	Weighted-average interest rate	Collateralized by mortgage-backed securities and federal agency obligations at fair value plus accrued interest	Repurchase liability	Weighted-average interest rate	Collateralized by mortgage-backed securities and federal agency obligations at fair value plus accrued interest
(dollars in thousands)
Overnight	$88,305	0.02%	$160,847	$89,670	0.02%	$92,478
1 to 29 days	—	—%	—	—	—%	—
30 to 90 days	—	—%	—	—	—%	—
Over 90 days	—	—%	—	—	—%	—
	$88,305	0.02%	$160,847	$89,670	0.02%	$92,478
Advances from Federal Home Loan Bank. FHLB advances were nil as of December 31, 2021 and 2020. ASB and the FHLB are parties to an Advances, Pledge and Security Agreement (Advances Agreement), which applies to currently outstanding and future advances, and governs the terms and conditions under which ASB borrows and the FHLB makes loans or advances from time to time. Under the Advances Agreement, ASB agrees to abide by the FHLB’s credit policies, and makes certain warranties and representations to the FHLB. Upon the occurrence of and during the continuation of an “Event of Default” (which term includes any event of nonpayment of interest or principal of any advance when due or failure to perform any promise or obligation under the Advances Agreement or other credit arrangements between the parties), the FHLB may, at its option, declare all indebtedness and accrued interest thereon, including any prepayment fees or charges, to be immediately due and payable. Advances from the FHLB are collateralized by loans, investment securities and stock in the FHLB. As of December 31, 2021 and 2020, ASB’s available FHLB borrowing capacity was $2.0 billion, and $2.1 billion, respectively. In February 2020, the FHLB of Des Moines notified its members that certain assets, which included high-quality home equity lines of credit that were priced off a variable index with a fixed rate option, would no longer qualify as collateral for FHLB Advances and effective October 1, 2020, the FHLB of Des Moines no longer accepted the fixed rate portion of any home equity lines of credit as collateral. In addition, effective July 13, 2020, the FHLB of Des Moines lowered their Loan to Value (LTV), a system-wide percentage applied to eligible pledged collateral to determine borrowing capacity, to reflect ongoing risks in the market due to COVID-19. The lower LTV reduced ASB’s collateral value of the existing pledged loans and the borrowing capacity. To increase the borrowing capacity at the FHLB of Des Moines, ASB pledged commercial real estate loans and is evaluating other assets to pledge as collateral to increase its reserve borrowing capacity with the FHLB.
ASB is required to obtain and hold a specific number of shares of capital stock of the FHLB. ASB was in compliance with all Advances Agreement requirements as of December 31, 2021 and 2020.
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
The prompt corrective action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions imposed become increasingly more severe as an institution’s capital category declines from “undercapitalized” to “critically undercapitalized.” The regulators have substantial discretion in the corrective actions that might direct and could include restrictions on dividends and other distributions that ASB may make to ASB Hawaii and the requirement that ASB develop and implement a plan to restore its capital. In 1988, HEI agreed with the OTS predecessor regulatory agency at the time, to contribute additional capital to ASB up to a maximum aggregate amount of approximately $65.1 million (Capital Maintenance Agreement). As of December 31, 2021, as a result of capital contributions in prior years, HEI’s maximum obligation to contribute additional capital under the Capital Maintenance Agreement has been reduced to approximately $28.3 million.
To be categorized as “well capitalized,” ASB must maintain minimum total capital, Tier 1 capital, and Tier 1 leverage ratios as set forth in the table below. Beginning in the second quarter of 2020, ASB had adopted the community bank leverage ratio framework and was only required to comply with Tier 1 leverage ratio. Beginning in the third quarter of 2021, ASB began reporting all of the required capital ratios as the Bank did not meet the requirements to use the community bank leverage ratio

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
framework. As of December 31, 2021, and 2020 ASB was in compliance with the minimum capital requirements under OCC regulations, and was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the institution’s category under the capital guidelines.
The tables below set forth actual and minimum required capital amounts and ratios:

	Actual		Minimum required		Required to be well capitalized
(dollars in thousands)	Capital	Ratio	Capital	Ratio	Capital	Ratio
December 31, 2021
Tier 1 leverage	$714,789	7.86%	$363,630	4.00%	$454,538	5.00%
Common equity tier 1	714,789	13.29%	242,072	4.50%	349,659	6.50%
Tier 1 capital	714,789	13.29%	322,762	6.00%	430,350	8.00%
Total capital	769,836	14.31%	430,350	8.00%	537,937	10.00%
December 31, 2020
Tier 1 leverage	677,786	8.38%	323,700	4.00%	404,625	5.00%
In 2021, ASB paid cash dividends of $59.0 million to HEI, compared to cash dividends of $31.0 million in 2020. The FRB and OCC approved the dividends.
Related-party transactions. HEI charged ASB $2.1 million, $2.3 million and $2.3 million for general management and administrative services in 2021, 2020 and 2019, respectively. The amounts charged by HEI for services performed by HEI employees to its subsidiaries are allocated primarily on the basis of time expended in providing such services. All amounts charged to ASB were settled as a capital contribution by HEI to ASB.
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

December 31	2021		2020
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$39,377	$638	$120,980	$4,536
Forward commitments	38,000	(11)	100,500	(500)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ASB’s derivative financial instruments, their fair values, and balance sheet location were as follows:

Derivative Financial Instruments Not Designated
as Hedging Instruments [1]
December 31	2021		2020
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$638	$—	$4,536	$—
Forward commitments	—	11	—	500
	$638	$11	$4,536	$500
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated	Location of net gains
as Hedging Instruments	(losses) recognized in	Years ended December 31
(in thousands)	the Statements of Income	2021	2020	2019
Interest rate lock commitments	Mortgage banking income	$(3,898)	$4,239	$206
Forward commitments	Mortgage banking income	489	(458)	1
		$(3,409)	$3,781	$207
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
The following is a summary of outstanding off-balance sheet arrangements:

December 31	2021	2020
(in thousands)
Unfunded commitments to extend credit:
Home equity line of credit	$1,181,496	$1,248,773
Commercial and commercial real estate	612,158	574,281
Consumer	62,090	69,168
Residential 1-4 family	44,262	57,862
Commercial and financial standby letters of credit	11,723	13,718
Total	$1,911,729	$1,963,802
Federal Deposit Insurance Corporation assessment. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) raised the minimum reserve ratio for the Deposit Insurance Fund to 1.35 percent but required the Federal Deposit Insurance Corporation (FDIC) to offset the effect of the increase in the minimum reserve ratio on small institutions (generally insured depository institutions with total consolidated assets of $10 billion or less) when setting assessments. In September 2018, the reserve ratio reached 1.36 percent and the FDIC awarded the small institutions an assessment credit, which was applied to a portion of the 2019 and 2020 assessments for these banks. For the years ended December 31, 2021, 2020 and 2019 ASB’s FDIC insurance expenses were $3.2 million, $2.3 million and $1.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5 · Short-term borrowings
Commercial paper and bank term loan. As of December 31, 2021 and 2020, HEI had $54 million and $65 million of commercial paper outstanding, respectively. The weighted-average interest rate of HEI’s outstanding commercial paper, as of December 31, 2021 and 2020 was 0.55% and 0.75%, respectively. On April 20, 2020, HEI closed on a $65 million 364-day term loan (HEI term loan). The HEI term loan provisions allowed prepayments without penalty. On December 30, 2020, HEI paid down $50 million of the term loan using $50 million of proceeds from a private placement drawn on December 29, 2020, and on January 29, 2021, HEI paid off the remaining HEI term loan balance of $15 million.
At both December 31, 2021 and 2020, Hawaiian Electric had no commercial paper outstanding. Hawaiian Electric entered into a 364-day, $50 million term loan credit agreement, drawing the full $50 million on May 19, 2020. On January 15, 2021, Hawaiian Electric paid off the $50 million term loan in conjunction with the terms of the loan credit agreement. The weighted-average interest rate of Hawaiian Electric’s outstanding commercial paper and bank term loan as of December 31, 2020 was 1.9%.
As of December 31, 2020, HEI had three letters of credit outstanding in the aggregate amount of $6 million, on behalf of Hamakua Energy. As of December 31, 2021, HEI had five letters of credit outstanding in the aggregate amount of $10 million on behalf of Mauo and Hamakua Energy.
Credit agreements. On May 14, 2021, HEI and Hawaiian Electric each entered into a separate agreement with a syndicate of nine financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Credit Facilities) to amend and restate their respective previously existing revolving unsecured credit agreements. The HEI Facility was increased to $175 million from $150 million and its term was extended to May 14, 2026. On February 18, 2022, the PUC approved Hawaiian Electric’s request to extend the term of the $200 million Hawaiian Electric Facility to May 14, 2026. In addition to extending the term, Hawaiian Electric also received PUC approval to exercise its options of two one-year extensions of the commitment termination date and to increase its aggregate revolving commitment amount from $200 million to $275 million, should there be a need.
None of the facilities are collateralized. As of December 31, 2021 and 2020, no amounts were outstanding under the Credit Facilities.
The Credit Facilities will be maintained to support each company’s respective short-term commercial paper program, but may be drawn on to meet each company’s respective working capital needs and general corporate purposes.
Under the Credit Facilities, draws generally bear interest, based on each company’s respective current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the Credit Facilities, plus 137.5 and 125.0 basis points for HEI and Hawaiian Electric, respectively, and incur annual fees on undrawn commitments, excluding swingline borrowings, at the rate of 20.0 and 17.5 basis points for HEI and Hawaiian Electric, respectively. The Credit Facilities also include provisions to accommodate a transition from the London Interbank Offered Rate (LIBOR) to an alternative reference rate, based on the secured overnight financing rate administered by the Federal Reserve Bank of New York, upon the phase out of LIBOR as a reference rate.
Additionally, the Credit Facilities contain provisions for pricing adjustments in the event of a long-term ratings change based on the respective Facility’s ratings-based pricing grid, which includes the ratings by Fitch Ratings, Inc. (Fitch), Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P). The Credit Facilities do not contain clauses that would affect access to the Credit Facilities by reason of a ratings downgrade, nor do they have broad “material adverse change” clauses. In addition, the Credit Facilities contain provisions for potential annual pricing adjustments to the Eurodollar or Alternate Base Rate margin on draws and fees on undrawn commitments of up to +/-5 basis points and +/-1 basis point, respectively, based on performance against certain sustainability-linked metrics. The sustainability-linked metrics include achievement of renewable portfolio standards in excess of statutory requirements and increasing cumulative penetration of installed MWs of photovoltaic systems on residential rooftops.
The Credit Facilities also include updated terms and conditions customary for facilities of this type and contain customary conditions that must be met in order to draw on them, including compliance with covenants (such as covenants preventing HEI’s and Hawaiian Electric’s respective subsidiaries from entering into agreements that restrict the ability of such subsidiaries to pay dividends to, or to repay borrowings from, HEI or Hawaiian Electric, as applicable; and a covenant in Hawaiian Electric’s facility restricting Hawaiian Electric’s ability, as well as the ability of any of its subsidiaries, to guarantee additional indebtedness of the subsidiaries if such additional debt would cause the subsidiary’s “Consolidated Subsidiary Funded Debt to Capitalization Ratio” (as defined in the Hawaiian Electric Facility) to exceed 65%).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Hawaiian Electric had a $75 million 364-day revolving credit agreement, under which no amounts had been drawn. On April 19, 2021, the revolving credit agreement expired and was not renewed.

Note 6 · Long-term debt

December 31	2021	2020
(dollars in thousands)
Long-term debt of Utilities, net of unamortized debt issuance costs [1]	$1,676,402	$1,561,302
HEI 5.67% senior notes, due 2021	—	50,000
HEI 2.99% term loan, due 2022	150,000	150,000
HEI 3.99% senior notes, due 2023	50,000	50,000
HEI 4.58% senior notes, due 2025	50,000	50,000
HEI 4.72% senior notes, due 2028	100,000	100,000
HEI 2.82% senior notes, due 2028	24,000	—
HEI 2.48% senior notes, due 2028	30,000	—
HEI 2.98% senior notes, due 2030	50,000	50,000
HEI 3.15% senior notes, due 2031	51,000	—
HEI 2.78% senior notes, due 2031	25,000	—
HEI 3.74% senior notes, due 2051	20,000	—
Hamakua Energy 4.02% non-recourse notes, due 2030[2]	52,166	56,030
Mauo LIBOR + 1.375% loan, due 2023[3]	21,702	41,046
Mauo 4.90% non-recourse term loan, due 2034[2]	12,686	—
Kaʻieʻie Waho 2.79% non-recourse loan, due 2031[2]	12,145	13,000
Less unamortized debt issuance costs	(3,164)	(2,249)
	$2,321,937	$2,119,129
1     See components of “Total long-term debt” and unamortized debt issuance costs in Hawaiian Electric and subsidiaries’ Consolidated Statements of Capitalization.
2 Secured by real and personal property of the respective entity.
3 In December 2021, the loan was amended to allow advances through October 5, 2022, in the maximum aggregate principal amount of up to $50.5 million and extended the required paydown of the loan balance to the lesser of (i) $7 million or (ii) the amount of state renewable tax credits not received by October 5, 2022.
As of December 31, 2021, the aggregate principal payments required on the Company’s long-term debt for 2022 through 2026 are $223 million in 2022, $163 million in 2023, $6 million in 2024, $104 million in 2025 and $131 million in 2026. As of December 31, 2021, the aggregate payments of principal required on the Utilities’ long-term debt for 2022 through 2026 are $52 million in 2022, $100 million in 2023, nil in 2024, $47 million in 2025 and $125 million in 2026.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Changes in long-term debt.
HEI.  On September 29, 2021, HEI entered into a note purchase agreement (HEI NPA) under which HEI has authorized the issue and sale of $125 million of unsecured senior notes to be drawn in two tranches at a future date. On December 29, 2021, HEI drew $75 million, and as defined in the note purchase agreement, at its option, HEI may draw the remaining $50 million of notes on a delayed basis. The following table displays the draw date for the $75 million draw and the required draw date of the remaining $50 million of HEI notes to be issued.

	HEI Series 2021A	HEI Series 2021B	HEI Series 2021C	HEI Series 2022A	HEI Series 2022B
Aggregate principal amount	$30 million	$25 million	$20 million	$30 million	$20 million
Fixed coupon interest rate	2.48%	2.78%	3.74%	2.98%	3.94%
Maturity date	12/29/2028	12/29/2031	12/29/2051	11/15/2032	11/15/2052
Final draw date	12/29/2021	12/29/2021	12/29/2021	11/15/2022	11/15/2022
The $75 million in proceeds were primarily used to invest in the Utilities’ equity to support its capital expenditure program and maintain a Utilities’ equity capitalization ratio of approximately 58%. The $50 million to be drawn in 2022 is expected to be used to refinance a portion of $150 million of maturing debt in November 2022. Once drawn, interest on the notes is paid semiannually on June 15th and December 15th. The HEI note purchase agreements contain certain restrictive financial covenants that are substantially the same as the financial covenants contained in HEI’s senior credit facility, as amended. The HEI notes may be prepaid in whole or in part at any time at the prepayment price of the principal amount, together with interest accrued to the date of prepayment plus a “Make-Whole Amount,” as defined in the agreements.
Mauo non-recourse term loan. On September 3, 2021, Mauo entered into a $24 million credit agreement under which it has drawn an aggregate of $13 million under a series of notes. The proceeds were used to refinance a portion of a construction loan related to five solar-battery projects. The notes are non-recourse to Pacific Current and HEI, bear interest at LIBOR plus 1.7%, mature in September 2034, require quarterly principal and monthly interest payments and are collateralized by three solar-battery projects. In connection with the non-recourse notes drawn under the credit agreement, Mauo entered into interest rate swaps that effectively convert the rate on the floating rate notes to a fixed rate of 4.90%.

Note 7 · Shareholders’ equity
Reserved shares.  As of December 31, 2021, HEI had reserved a total of 16.4 million shares of common stock for future issuance under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP), the ASB 401(k) Plan, the HEI 2011 Nonemployee Director Stock Plan, and the 2010 Equity and Incentive Plan, as amended.
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of AOCI were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2018	$(24,423)	$(436)	$(25,751)	$(50,610)	$99
Current period other comprehensive income (loss) and reclassifications, net of taxes	26,904	(1,177)	4,844	30,571	(1,378)
Balance, December 31, 2019	2,481	(1,613)	(20,907)	(20,039)	(1,279)
Current period other comprehensive income (loss) and reclassifications, net of taxes	17,505	(1,750)	3,020	18,775	(1,640)
Balance, December 31, 2020	19,986	(3,363)	(17,887)	(1,264)	(2,919)
Current period other comprehensive income (loss) and reclassifications, net of taxes	(52,023)	(275)	1,029	(51,269)	(361)
Balance, December 31, 2021	$(32,037)	$(3,638)	$(16,858)	$(52,533)	$(3,280)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI			Affected line item in the Statement of Income/Balance Sheet
Years ended December 31	2021	2020	2019
(in thousands)
HEI consolidated
Net realized gains on securities included in net income	$(387)	$(1,638)	$(478)	Gain on sale of investment securities, net
Net realized losses on derivatives qualifying as cash flow hedges	37	—	—	Interest expense
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	19,253	23,689	10,107	See Note 10 for additional details
Impact of D&Os of the PUC included in regulatory assets	(171,345)	39,860	(16,177)	See Note 10 for additional details
Total reclassifications	$(152,442)	$61,911	$(6,548)
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$19,461	$21,550	$9,550	See Note 10 for additional details
Impact of D&Os of the PUC included in regulatory assets	(171,345)	39,860	(16,177)	See Note 10 for additional details
Total reclassifications	$(151,884)	$61,410	$(6,627)

Note 8 · Leases
The Company leases certain real estate and equipment for various terms under long-term operating lease agreements. The agreements expire at various dates through 2054 and provide for renewal options up to 10 years. The periods associated with the renewal options are excluded for the purpose of determining the lease term unless the exercise of the renewal option is reasonably certain. In the normal course of business, it is expected that many of these agreements will be replaced by similar agreements. Certain real estate leases require the Company to pay for operating expenses such as common area maintenance, real estate taxes and insurance, which are recognized as variable lease expense when incurred and are not included in the measurement of the lease liability. The Company elected the short-term lease recognition exemption for all of its leases that qualify, and accordingly, does not recognize lease liabilities and ROU assets for all leases that have lease terms that are 12 months or less. The amounts related to short-term leases are not material. The Company elected the practical expedient to not separate lease and non-lease components for its real estate and equipment and fossil fuel and renewable energy PPAs.
Additionally, the Utilities contract with independent power producers to supply energy under long-term power purchase agreements. Certain PPAs are treated as operating leases under the lease standard because the Company elected the practical expedient package under which prior conclusions about lease identification were not reassessed. The fixed capacity payments under the PPAs are included in the lease liability, while the variable lease payments (e.g., payments based on kWh) are excluded from the lease liability. Several as-available PPAs have variable-only payment terms based on production. For PPAs with no minimum lease payments, the Utilities do not recognize any lease liabilities or ROU assets, and the related costs are reported as variable lease costs. In the first quarter of 2021, PGV returned to service with firm capacity of 13 MW and ramped up to 23.9 MW in the second quarter of 2021. Hawaii Electric Light is required to make fixed capacity payments based on 23.9 MW. As of December 31, 2021, Hawaii Electric Light has a total of $21 million in lease liability with a corresponding ROU asset for the PGV PPA .
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
In August 2019, Hawaiian Electric entered into a lease agreement for a total office space of approximately 195,000 square feet in downtown Honolulu to lower costs and bring together office workers currently in separate leased buildings. The lease

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
consists of two different phases with commencement dates of January 2020 and January 2021, respectively, and is an operating lease for a term of 12 years with various options to extend up to 10 years. Annual base rent expense for each phase is approximately $1.9 million and $1.7 million, respectively, and the operating lease liability recorded upon commencement of each phase was $21 million and $19 million, respectively. In addition to the annual base rent payments that are included in the lease liability, there are additional payments for operating expenses, which are recognized as variable lease cost when incurred. These payments are related to operating expenses, such as common area maintenance, various taxes and insurance. Under the terms of the lease, Hawaiian Electric is entitled to receive up to $5.0 million and $4.6 million in tenant incentives for various office improvements for each phase, respectively. The amounts were included as a reduction to the initial measurement of the ROU asset on each respective commencement date, and will be subsequently adjusted if the actual reimbursements are different from the initial amounts previously recognized. As of December 31, 2021 and 2020, total amount of office improvements for both phases were $5.7 million and $2.6 million, respectively.
In December 2020, Hawaiian Electric entered into an agreement with an unrelated party to sublease out approximately 64,000 square feet of the downtown Honolulu office space commencing in January 2021. The sublease is an operating lease for six and a half years with an option to extend the term for an additional two years. Estimated base rent revenue is approximately $8.3 million for the entire lease term. In addition to the base rent, Hawaiian Electric will also collect from the sublessee its proportionate share of all operating expenses, utilities, and taxes, which will be recognized as an additional rent revenue.
    In August 2021, the Utilities entered into an agreement with an unrelated party for exclusive use of a barge and tug to transport fuels between islands, commencing in January 2022. The contract is an operating lease with a term of five years with an option to extend the term for an additional five years. Annual base rent expense is approximately $6.2 million and the operating lease liability recorded upon commencement was $32 million. In addition to the annual base payment, there are additional payments for operating expenses, such as inspection expense, wharfage and pipeline tolls, which are recognized as variable lease cost when incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts related to the Company’s total lease cost and cash flows arising from lease transactions are as follows:

	HEI consolidated			Hawaiian Electric consolidated
Year ended December 31, 2021	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
(dollars in thousands)
Operating lease cost	$14,184	$66,070	$80,254	$8,578	$66,070	$74,648
Variable lease cost	14,360	257,472	271,832	11,586	257,472	269,058
Sublease income	(2,515)	—	(2,515)	(2,515)	—	(2,515)
Total lease cost	$26,029	$323,542	$349,571	$17,649	$323,542	$341,191
Other information
Cash paid for amounts included in the measurement of lease liabilities—Operating cash flows from operating leases	$11,239	$62,136	$73,375	$6,168	$62,136	$68,304
Weighted-average remaining lease term—operating leases (in years)	9.1	2.5	6.1	10.0	2.5	5.9
Weighted-average discount rate—operating leases	2.84%	3.63%	3.18%	2.98%	3.63%	3.31%

	HEI consolidated			Hawaiian Electric consolidated
Year ended December 31, 2020	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
(dollars in thousands)
Operating lease cost	$11,201	$63,319	$74,520	$6,022	$63,319	$69,341
Variable lease cost	12,765	217,173	229,938	9,842	217,173	227,015
Total lease cost	$23,966	$280,492	$304,458	$15,864	$280,492	$296,356
Other information
Cash paid for amounts included in the measurement of lease liabilities—Operating cash flows from operating leases	$10,783	$60,801	$71,584	$6,223	$60,801	$67,024
Weighted-average remaining lease term—operating leases (in years)	8.9	1.8	4.4	10.1	1.8	3.8
Weighted-average discount rate—operating leases	2.87%	4.08%	3.61%	3.20%	4.08%	3.84%

The following table summarizes the maturity of our operating lease liabilities as of December 31, 2021:

	HEI consolidated			Hawaiian Electric consolidated
(in millions)	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
2022	$11	$46	$57	$6	$46	$52
2023	13	4	17	8	4	12
2024	11	4	15	7	4	11
2025	7	4	11	5	4	9
2026	7	3	10	5	3	8
Thereafter	36	4	40	30	4	34
Total lease payments	85	65	150	61	65	126
Less: Imputed interest	(11)	(2)	(13)	(9)	(2)	(11)
Total present value of lease payments[1]	$74	$63	$137	$52	$63	$115
1The fixed capacity payment related to the existing PPA with PGV, which will expire on December 31, 2027, is included as a lease liability as of December 31, 2021. The PGV facility returned to service with firm capacity in the first quarter of 2021. The annual capacity payment based on the most recent accepted output is approximately $3.8 million. The lease liability will be remeasured when PGV ramps back up to the original contracted firm capacity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Utilities’ revenues include amounts for recovery of various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the year the related revenues are recognized. For 2021, 2020 and 2019, the Utilities’ revenues include recovery of revenue taxes of approximately $226 million, $202 million and $226 million, respectively, which amounts are in “Taxes, other than income taxes” expense. However, the Utilities pay revenue taxes to the taxing authorities based on (1) the prior year’s billed revenues (in the case of public service company taxes and PUC fees) in the current year or (2) the current year’s cash collections from electric sales (in the case of franchise taxes) after year end. As of December 31, 2021 and 2020, the Utilities had recorded $128 million and $111 million, respectively, in “Taxes accrued, including revenue taxes” on the Utilities’ consolidated balance sheet for amounts previously collected from customers or accrued for public service company taxes and PUC fees, net of amounts paid to the taxing authorities. Such amounts will be used to pay public service company taxes and PUC fees owed for the following year.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenues from other sources. Revenues from other sources not subject to Topic 606 are accounted for as follows:
Electric Utilities.
Regulatory revenues. Regulatory revenues primarily consist of revenues from the decoupling mechanism and cost recovery surcharges.
Decoupling mechanism - Under the current decoupling mechanism, the Utilities are allowed to recover or obligated to refund the difference between actual revenue and the target revenue as determined by the PUC, collect annual revenue adjustment mechanism (ARA) and exceptional project recovery mechanism revenues, and recover or refund performance incentive mechanism penalties or rewards. These adjustments will be reflected in tariffs in future periods. Under the PBR framework, the accrued RBA revenues as of the preceding September 30 balance and the annual ARA amount are billed from January 1 through December 31 of each year, which is within 24 months following the end of the year in which they are recorded as required by the accounting standard for alternative revenue programs (see “Regulatory proceedings” in Note 3).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenue disaggregation. The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Year ended December 31, 2021				Year ended December 31, 2020
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$830,653	$—	$—	$830,653	$766,609	$—	$—	$766,609
Electric energy sales - commercial	791,424	—	—	791,424	703,516	—	—	703,516
Electric energy sales - large light and power	837,834	—	—	837,834	751,464	—	—	751,464
Electric energy sales - other	10,770	—	—	10,770	8,054	—	—	8,054
Bank fees	—	46,658	—	46,658	—	38,887	—	38,887
Other sales	—	—	4,086	4,086	—	—	921	921
Total revenues from contracts with customers	2,470,681	46,658	4,086	2,521,425	2,229,643	38,887	921	2,269,451
Revenues from other sources
Regulatory revenue	40,069	—	—	40,069	11,869	—	—	11,869
Bank interest and dividend income	—	242,266	—	242,266	—	244,663	—	244,663
Other bank noninterest income	—	17,474	—	17,474	—	29,961	—	29,961
Other	28,886	—	259	29,145	23,808	—	23	23,831
Total revenues from other sources	68,955	259,740	259	328,954	35,677	274,624	23	310,324
Total revenues	$2,539,636	$306,398	$4,345	$2,850,379	$2,265,320	$313,511	$944	$2,579,775
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$46,658	$—	$46,658	$—	$38,887	$—	$38,887
Services/goods transferred over time	2,470,681	—	4,086	2,474,767	2,229,643	—	921	2,230,564
Total revenues from contracts with customers	$2,470,681	$46,658	$4,086	$2,521,425	$2,229,643	$38,887	$921	$2,269,451
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at December 31, 2021 and 2020. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s consolidated balance sheets.
As of December 31, 2021, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.

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
The PUC allowed the Utilities to adopt pension and OPEB tracking mechanisms in previous rate cases. The amount of the net periodic pension cost (NPPC) and net periodic benefits costs (NPBC) to be recovered in rates is established by the PUC in each rate case or as allowed under the new PBR Framework (see “Regulatory proceedings” in Note 3). Under the Utilities’ tracking mechanisms, any actual costs determined in accordance with GAAP that are over/under amounts allowed in rates are charged/credited to a regulatory asset/liability. The regulatory asset/liability for each utility will then be amortized over 5 years beginning with the respective utility’s next rate case. Accordingly, all retirement benefit expenses (except for executive life and nonqualified pension plan expenses, which amounted to $1.2 million and $1.1 million in 2021 and 2020, respectively) determined in accordance with GAAP will be recovered.
Under the tracking mechanisms, amounts that would otherwise be recorded in AOCI (excluding amounts for executive life and nonqualified pension plans), net of taxes, as well as other pension and OPEB charges, are allowed to be reclassified as a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
regulatory asset, as those costs will be recovered in rates through the NPPC and NPBC in the future. The Utilities have reclassified to a regulatory asset/(liability) charges for retirement benefits that would otherwise be recorded in AOCI (amounting to the elimination of a potential adjustment to AOCI of $(230.8) million pretax and $53.7 million pretax for 2021 and 2020, respectively).
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
Defined benefit pension and other postretirement benefit plans information.  The changes in the obligations and assets of the Company’s and Utilities’ retirement benefit plans and the changes in AOCI (gross) for 2021 and 2020 and the funded status of these plans and amounts related to these plans reflected in the Company’s and Utilities’ consolidated balance sheets as of December 31, 2021 and 2020 were as follows:

	2021		2020
(in thousands)	Pension benefits	Other benefits	Pension benefits	Other benefits
HEI consolidated
Benefit obligation, January 1	$2,624,530	$226,421	$2,278,283	$215,639
Service cost	81,432	2,827	73,387	2,537
Interest cost	75,361	6,122	81,335	7,407
Actuarial (gains) losses	(43,300)	(8,527)	275,973	9,785
Participants contributions	—	2,943	—	2,768
Benefits paid and expenses	(93,384)	(11,635)	(84,448)	(11,715)
Benefit obligation, December 31	2,644,639	218,151	2,624,530	226,421
Fair value of plan assets, January 1	2,089,491	219,873	1,799,200	200,831
Actual return on plan assets	271,443	28,130	302,566	27,678
Employer contributions	51,777	—	70,844	—
Participants contributions	—	2,943	—	2,768
Benefits paid and expenses	(91,966)	(11,635)	(83,119)	(11,404)
Fair value of plan assets, December 31	2,320,745	239,311	2,089,491	219,873
Accrued benefit asset (liability), December 31	$(323,894)	$21,160	$(535,039)	$(6,548)
Other assets	$23,675	$21,663	$25,851	$—
Defined benefit pension and other postretirement benefit plans liability	(347,569)	(503)	(560,890)	(6,548)
Accrued benefit asset (liability), December 31	$(323,894)	$21,160	$(535,039)	$(6,548)
AOCI debit, January 1 (excluding impact of PUC D&Os)	$557,564	$2,395	$503,821	$6,610
Recognized during year – prior service credit (cost)	—	1,533	(8)	1,761
Recognized during year – net actuarial loss	(27,245)	(203)	(33,456)	(208)
Occurring during year – net actuarial loss (gain)	(182,520)	(23,700)	87,207	(5,768)
AOCI debit before cumulative impact of PUC D&Os, December 31	347,799	(19,975)	557,564	2,395
Cumulative impact of PUC D&Os	(324,162)	19,166	(534,594)	(1,177)
AOCI debit/(credit), December 31	$23,637	$(809)	$22,970	$1,218
Net actuarial loss (gain)	$347,799	$(18,172)	$557,564	$5,731
Prior service gain	—	(1,803)	—	(3,336)
AOCI debit before cumulative impact of PUC D&Os, December 31	347,799	(19,975)	557,564	2,395
Cumulative impact of PUC D&Os	(324,162)	19,166	(534,594)	(1,177)
AOCI debit/(credit), December 31	23,637	(809)	22,970	1,218
Income taxes (benefits)	(6,199)	209	(5,988)	(313)
AOCI debit/(credit), net of taxes (benefits), December 31	$17,438	$(600)	$16,982	$905

As shown in the table above, as of December 31, 2021, the other postretirement benefit plans with APBOs in excess of plan assets are unfunded plans, and as of December 31, 2020, all of the other postretirement benefit plans had APBOs in excess of plan assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2021		2020
(in thousands)	Pension benefits	Other benefits	Pension benefits	Other benefits
Hawaiian Electric consolidated
Benefit obligation, January 1	$2,440,758	$217,074	$2,110,904	$207,073
Service cost	79,463	2,802	71,604	2,515
Interest cost	70,235	5,875	75,484	7,103
Actuarial (gains) losses	(39,755)	(7,779)	260,102	9,151
Participants contributions	—	2,886	—	2,717
Benefits paid and expenses	(85,425)	(11,388)	(77,336)	(11,485)
Transfers	(332)	—	—	—
Benefit obligation, December 31	2,464,944	209,470	2,440,758	217,074
Fair value of plan assets, January 1	1,909,730	216,315	1,640,417	197,564
Actual return on plan assets	266,922	27,712	276,453	27,207
Employer contributions	51,079	—	69,720	—
Participants contributions	—	2,886	—	2,717
Benefits paid and expenses	(84,852)	(11,388)	(76,860)	(11,173)
Other	(262)	—	—	—
Fair value of plan assets, December 31	2,142,617	235,525	1,909,730	216,315
Accrued benefit asset (liability), December 31	$(322,327)	$26,055	$(531,028)	$(759)
Other assets	$—	$26,055	$—	$—
Other liabilities (short-term)	(547)	—	(535)	(720)
Defined benefit pension and other postretirement benefit plans liability	(321,780)	—	(530,493)	(39)
Accrued benefit asset (liability), December 31	$(322,327)	$26,055	$(531,028)	$(759)
AOCI debit, January 1 (excluding impact of PUC D&Os)	$538,521	$1,181	$478,078	$5,730
Recognized during year – prior service credit (cost)	—	1,530	(9)	1,758
Recognized during year – net actuarial loss	(27,534)	(206)	(30,566)	(207)
Occurring during year – net actuarial loss (gain)	(181,342)	(22,736)	91,018	(6,100)
AOCI debit before cumulative impact of PUC D&Os, December 31	329,645	(20,231)	538,521	1,181
Cumulative impact of PUC D&Os	(324,162)	19,166	(534,594)	(1,177)
AOCI debit/(credit), December 31	$5,483	$(1,065)	$3,927	$4
Net actuarial loss (gain)	$329,645	$(18,434)	$538,521	$4,508
Prior service gain	—	(1,797)	—	(3,327)
AOCI debit before cumulative impact of PUC D&Os, December 31	329,645	(20,231)	538,521	1,181
Cumulative impact of PUC D&Os	(324,162)	19,166	(534,594)	(1,177)
AOCI debit/(credit), December 31	5,483	(1,065)	3,927	4
Income taxes (benefits)	(1,412)	274	(1,011)	(1)
AOCI debit/(credit), net of taxes (benefits), December 31	$4,071	$(791)	$2,916	$3
As of December 31, 2020, the other postretirement benefit plan shown in the table above had APBOs in excess of plan assets.
Pension benefits. In 2021, investment returns were higher than assumed rates and improved the funded position. Actuarial gains due to demographic experience, including assumption changes, the most significant of which was the increase in the discount rate used to measure PBO compared to the prior year, improved funded position while the updates to mortality assumptions projected generationally, partially offset the improvement.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other benefits. In 2021, investment returns were higher than assumed rates and improved funded position. Actuarial gains due to demographic experience, including assumption changes, the most significant of which was the increase in the discount rate used to measure APBO, improved the funded position while the updates to the per capita claims cost to reflect 2022 premiums and mortality assumptions projected generationally, partially offset the improvement.
In 2020, investment returns were higher than assumed rates and together with updates to the per capita claims cost to reflect 2021 premiums, improved funded position and offset the actuarial losses due to demographic experience, including assumption changes, the most significant of which was the decrease in the discount rate used to measure APBO.
The dates used to determine retirement benefit measurements for the defined benefit plans and OPEB were December 31 of 2021, 2020 and 2019.
Through December 31, 2020, for purposes of calculating NPPC and NPBC for all plan assets, the Company and the Utilities have determined the market-related value of retirement benefit plan assets, primarily equity securities and fixed income securities, by calculating the difference between the expected return and the actual return on the fair value of the plan assets, then amortizing the difference over future years – 0% in the first year and 25% in each of years two through five – and finally adding or subtracting the unamortized differences for the past four years from fair value. The method includes a 15% range restriction around the fair value of such assets (i.e., 85% to 115% of fair value). Effective January 1, 2021, the Company adopted a change in accounting principle for the plans’ fixed income securities from the calculated market-related value method to the fair value method in the calculation of the expected return on plan assets component of NPPC and NPBC. The remaining plan assets continue to use the calculated market-related value methodology. The Company considers the fair value approach to be preferable for its fixed-income securities portfolio because it results in a current reflection of the changes in the value of plan assets in a way similar to the obligations it is intended to hedge. The Company evaluated the effect of this change in accounting principle and deemed it to be immaterial to the historical financial statements of the Company and Hawaiian Electric and, therefore, did not account for the change retrospectively and recorded the cumulative effects from the change in accounting principle in earnings for non-Utility businesses in the first quarter of 2021. Amounts related to the Utilities were reflected as adjustments to regulatory assets as appropriate, consistent with the expected regulatory treatment as described in the following paragraph.
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
A primary goal of the plans is to achieve long-term asset growth sufficient to pay future benefit obligations at a reasonable level of risk. The investment policy target for defined benefit pension and OPEB plans of HEI and the Utilities reflects the philosophy that long-term growth can best be achieved by prudent investments in equity securities while balancing overall fund and pension liability volatility by an appropriate allocation to fixed income securities. To reduce the level of portfolio risk and volatility in returns, efforts have been made to diversify the plans’ investments by asset class, geographic region, market capitalization and investment style. ASB’s frozen, overfunded defined benefit pension plan is invested in a portfolio that uses a liability-driven investment strategy to limit funded status volatility.
The asset allocation of defined benefit retirement plans to equity and fixed income securities (excluding cash) and related investment policy targets and ranges were as follows:

	Pension benefits[1]				Other benefits[2]
			Investment policy				Investment policy
December 31	2021	2020	Target	Range[3]	2021	2020	Target	Range[3]
Assets held by category
U.S. equity securities	59%	58%	52%	45-65%	58%	57%	52%	45-65%
Non-U.S equity securities	13	14	15	5-25%	15	16	15	5-25%
Fixed income securities	27	28	30	20-40%	27	27	30	20-40%
Private equity	1	—	3	0-5%	—	—	3	0-5%
	100%	100%	100%		100%	100%	100%
1     Asset allocation (excluding cash) is applicable to only HEI and the Utilities. As of December 31, 2021 and 2020, nearly all of ASB’s pension assets were invested in fixed income securities.
2    Asset allocation (excluding cash) is applicable to only HEI and the Utilities. ASB does not fund its other benefits.
3    Broad range for equity securities is a minimum of 60% and a maximum of 80% for pension benefits and other benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The fair values of the investments shown in the tables below represent the Company’s best estimates of the amounts that would be received upon sale of those assets in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset at the measurement date, the fair value measurement reflects the Company’s judgments about the assumptions that market participants would use in pricing the asset. Those judgments are developed by the Company based on the best information available in the circumstances.
The Company used the following valuation methodologies for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2021 and 2020.
Equity securities equity index and exchange-traded funds, U.S. Treasury fixed income securities and public mutual funds (Level 1).  Equity securities, equity index and exchange-traded funds, U.S. Treasury fixed income securities and public mutual funds are valued at the closing price reported on the active market on which the individual securities or funds are traded.
Fixed income securities, preferred securities (Level 2).  Fixed income and preferred securities, other than those issued by the U.S. Treasury, are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Assets held in various trusts for the retirement benefit plans are measured at fair value on a recurring basis and were as follows:

	Pension benefits			Other benefits
		Fair value measurements using			Fair value measurements using
(in millions)	December 31	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	December 31	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
2021
U.S. equity securities	$432	$431	$1	$53	$53	$—
Non-U.S. equity securities	188	188	—	24	24	—
U.S. equity index and exchange-traded funds	830	830	—	84	84	—
Non-U.S. equity investments at net asset value (NAV)	96	—	—	12	—	—
Total equity investments	1,546	1,449	1	173	161	—
Fixed income securities and public mutual funds	393	146	247	58	56	2
Fixed income investments at NAV	307	—	—	5	—	—
Total fixed income investments	700	146	247	63	56	2
Private equity at NAV	22	—	—	—	—	—
Cash equivalents, fund and at NAV	50	15	—	3	3	—
Total	2,318	$1,610	$248	239	$220	$2
Cash, receivables and payables, net	3			—
Fair value of plan assets	$2,321			$239
2020
U.S. equity securities	$368	$368	$—	$46	$46	$—
Non-U.S. equity securities	172	172	—	22	22	—
U.S. equity index and exchange-traded funds	734	734	—	77	77	—
Non-U.S. equity investments at NAV	102	—	—	13	—	—
Total equity investments	1,376	1,274	—	158	145	—
Fixed income securities and public mutual funds	363	105	258	53	51	2
Fixed income investments at NAV	278	—	—	5	—	—
Total fixed income investments	641	105	258	58	51	2
Cash equivalents at NAV	68	25	—	4	3	—
Total	2,085	$1,404	$258	220	$199	$2
Cash, receivables and payables, net	4			—
Fair value of plan assets	$2,089			$220
The fair value of investments measured at NAV presented in the table above is intended to permit reconciliation to the fair value of plan assets amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table represents assets measured at NAV.

	Pension benefits			Other benefits
Measured at NAV	December 31	Redemption frequency	Redemption notice period	December 31	Redemption frequency	Redemption notice period
(in millions)
2021
Non-U.S. equity funds (a)	$96	Daily-Monthly	5-30 days	$12	Daily-Monthly	5-30 days
Fixed income investments (b)	307	Daily	15 days	5	Daily	15 days
Private equity (c)	22	NA	NA	—	NA	NA
Cash equivalents (d)	35	Daily	0-1 day	—	Daily	0-1 day
	$460			$17
2020
Non-U.S. equity funds (a)	$102	Daily-Monthly	5-30 days	$13	Daily-Monthly	5-30 days
Fixed income investments (b)	278	Daily	15 days	5	Daily	15 days
Cash equivalents (d)	43	Daily	0-1 day	1	Daily	0-1 day
	$423			$19
NA Not applicable
None of the investments presented in the tables above have unfunded commitments, other than private equity disclosed in (c) below.
(a)     Represents investments in funds that primarily invest in non-U.S., emerging markets equities. Redemption frequency for pension benefits assets as of December 31, 2021 were: daily, 61% and monthly, 39%, and as of December 31, 2020 were daily, 62% and monthly, 38%. Redemption frequency for other benefits assets as of December 31, 2021 were: daily, 57% and monthly, 43% and as of December 31, 2020 were: daily, 58% and monthly, 42%.
(b)     Represents investments in fixed income securities invested in a US-dollar denominated fund that seeks to exceed the Barclays Capital Long Corporate A or better Index through investments in US-dollar denominated fixed income securities and commingled vehicles.
(c)     Represents investment in a private equity fund. The fund is valued as reported by the General Partner, based on the valuation of the underlying investments. As of December 31, 2021, the unfunded commitment of the private equity fund was $66 million; the fund does not allow redemptions but may be dissolved with six months written notice. The termination date of the fund is November 1, 2100, unless dissolved earlier.
(d)     Represents investments in cash equivalent funds. This class includes funds that invest primarily in securities issued or guaranteed by the U.S. government or its agencies or instrumentalities. For pension benefits, the fund may also invest in fixed income securities of investment grade issuers.
The following weighted-average assumptions were used in the accounting for the plans:

	Pension benefits			Other benefits
December 31	2021	2020	2019	2021	2020	2019
Benefit obligation
Discount rate[1]	3.05%	2.92%	3.61%	3.07%	2.83%	3.52%
Rate of compensation increase	3.5	3.5	3.5	NA	NA	NA
Net periodic pension/benefit cost (years ended)
Discount rate[2]	2.92	3.61	4.31	2.83	3.52	4.34
Expected return on plan assets[3]	7.25	7.25	7.25	7.25	7.25	7.25
Rate of compensation increase[4]	3.5	3.5	3.5	NA	NA	NA
NA  Not applicable
1     HEI and the Utilities pension benefits discount rate only at December 31, 2021, 2020 and 2019. ASB’s pension benefits discount rate at December 31, 2021, 2020 and 2019 was 3.04%, 2.76% and 3.49%, respectively. All other disclosed rates apply to the Company and the Utilities.
2     ASB’s pension benefits discount rate for the year ended December 31, 2021 and 2020 was 2.76% and 3.49%. All other disclosed rates apply to the Company and the Utilities.
3     HEI and the Utilities’ plan assets only (gross return). For 2021, 2020 and 2019, ASB’s expected return on plan assets was 2.96%, 3.69% and 4.51%, respectively.
4     HEI and the Utilities use a graded rate of compensation increase assumption based on age. The rate provided above is an average across all future years of service for the current population. NA for ASB.
The Company and the Utilities based their selection of an assumed discount rate for 2022 NPPC and NPBC and December 31, 2021 disclosure on a cash flow matching analysis that utilized bond information provided by Bloomberg for all non-callable, high quality bonds (generally rated Aa or better) as of December 31, 2021. In selecting the expected rate of return on plan assets for 2022 NPPC and NPBC: a) HEI and the Utilities considered economic forecasts for the types of investments held by the plans (primarily equity and fixed income investments), the Plans’ asset allocations, industry and corporate surveys and the past performance of the plans’ assets in selecting 7.25% and b) ASB considered its liability-driven investment strategy in selecting 3.24%, which is consistent with the assumed discount rate as of December 31, 2021 with a 20 basis point active

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
manager premium. For 2021, retirement benefit plans’ assets of the Company and the Utilities had a net return of 13.2% and 14.2%, respectively.
As of December 31, 2021, the assumed health care trend rates for 2022 and future years were as follows: medical, 6.50%, grading down to 5% for 2028 and thereafter; dental, 5%; and vision, 4%. As of December 31, 2020, the assumed health care trend rates for 2021 and future years were as follows: medical, 6.75%, grading down to 5% for 2028 and thereafter; dental, 5%; and vision, 4%.
The components of NPPC and NPBC were as follows:

	Pension benefits			Other benefits
(in thousands)	2021	2020	2019	2021	2020	2019
HEI consolidated
Service cost	$81,432	$73,387	$62,135	$2,827	$2,537	$2,209
Interest cost	75,361	81,335	84,267	6,122	7,407	8,004
Expected return on plan assets	(132,223)	(113,800)	(111,989)	(12,957)	(12,124)	(12,356)
Amortization of net prior service (gain) cost	—	8	(42)	(1,533)	(1,761)	(1,806)
Amortization of net actuarial losses	27,245	33,456	15,479	203	208	(13)
Net periodic pension/benefit cost	51,815	74,386	49,850	(5,338)	(3,733)	(3,962)
Impact of PUC D&Os	27,963	20,997	48,143	4,839	3,179	3,258
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$79,778	$95,383	$97,993	$(499)	$(554)	$(704)
Hawaiian Electric consolidated
Service cost	$79,463	$71,604	$60,461	$2,802	$2,515	$2,191
Interest cost	70,235	75,484	77,851	5,875	7,103	7,673
Expected return on plan assets	(125,404)	(107,369)	(104,632)	(12,755)	(11,957)	(12,180)
Amortization of net prior service (gain) cost	—	9	7	(1,530)	(1,758)	(1,803)
Amortization of net actuarial losses	27,534	30,566	14,658	206	207	—
Net periodic pension/benefit cost	51,828	70,294	48,345	(5,402)	(3,890)	(4,119)
Impact of PUC D&Os	27,963	20,997	48,143	4,839	3,179	3,258
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$79,791	$91,291	$96,488	$(563)	$(711)	$(861)
The Company recorded pension expense of $47 million, $59 million, $59 million in 2021, 2020 and 2019, respectively, and OPEB income of $(0.1) million in 2021, 2020 and 2019 and charged the remaining amounts primarily to electric utility plant. The Utilities recorded pension expense of $47 million, $55 million and $57 million, respectively, and OPEB income of $(0.2) million, $(0.2) million and $(0.3) million in 2021, 2020 and 2019, respectively, and charged the remaining amounts primarily to electric utility plant.
Additional information on the defined benefit pension plans’ accumulated benefit obligations (ABOs), which do not consider projected pay increases (unlike the PBOs shown in the table above), and pension plans with ABOs and PBOs in excess of plan assets were as follows:

	HEI consolidated		Hawaiian Electric consolidated
December 31	2021	2020	2021	2020
(in billions)
Defined benefit plans - ABOs	$2.3	$2.3	$2.1	$2.1
Defined benefit plans with ABO in excess of plan assets
ABOs	—	2.1	—	2.1
Fair value of plan assets	—	2.0	—	1.9
Defined benefit plans with PBOs in excess of plan assets
PBOs	2.5	2.5	2.5	2.4
Fair value of plan assets	2.2	2.0	2.1	1.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
HEI consolidated. The Company estimates that the cash funding for the qualified defined benefit pension plans in 2022 will be $41 million, which should fully satisfy the minimum required contributions to those plans, including requirements of the Utilities’ pension tracking mechanisms and the Plan’s funding policy. The Company’s current estimate of contributions to its other postretirement benefit plans in 2022 is nil.
As of December 31, 2021, the benefits expected to be paid under all retirement benefit plans in 2022, 2023, 2024, 2025, 2026 and 2027 through 2031 amount to $102 million, $105 million, $108 million, $112 million, $116 million and $632 million, respectively.
Hawaiian Electric consolidated. The Utilities estimate that the cash funding for the qualified defined benefit pension plan in 2022 will be $41 million, which should fully satisfy the minimum required contributions to that Plan, including requirements of the pension tracking mechanisms and the Plan’s funding policy. The Utilities’ current estimate of contributions to its other postretirement benefit plans in 2022 is nil.
As of December 31, 2021, the benefits expected to be paid under all retirement benefit plans in 2022, 2023, 2024, 2025, 2026 and 2027 through 2031 amounted to $93 million, $96 million, $99 million, $102 million, $106 million and $580 million, respectively.
Defined contribution plans information.  For each of 2021, 2020 and 2019, the Company’s expenses and cash contributions for its defined contribution plans under the HEIRSP and the ASB 401(k) Plan were $6 million, $7 million and $7 million, respectively. The Utilities’ expenses and cash contributions for its defined contribution plan under the HEIRSP for 2021, 2020 and 2019 were $3 million.
Retirement benefit plan changes. On December 3, 2021, the Utilities’ union members ratified a new collective bargaining agreement (see Note 3), which includes changes to retirement benefits for all new employees commencing employment on or after January 1, 2022. The changes ratified in the collective bargaining agreement will apply to all employees of HEI and the Utilities first hired on or after January 1, 2022 (New Employees). New Employees are not eligible to participate in the HEI Pension Plan. Instead, New Employees will receive a non-elective employer contribution, equal to 10% of their annual compensation, subject to a vesting schedule, to their account under the HEIRSP, the defined contribution plan for HEI and the Utilities. Only New Employees are impacted by the retirement benefit plan changes. There are no retirement benefit plan changes for employees hired on or before December 31, 2021.

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
As of December 31, 2021, approximately 2.9 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy statutory tax liabilities relating to EIP awards, including an estimated 0.5 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Restricted stock units awarded under the EIP in 2021, 2020, 2019 and 2018 will vest and be issued in unrestricted stock in three (2021) or four (2020, 2019, 2018) equal annual increments on the anniversaries of the grant date and are forfeited to the extent they have not become vested for terminations of employment during the vesting period, except that pro-rata vesting is provided for terminations due to death, disability and retirement. Restricted stock units expense has been recognized in accordance with the fair-value-based measurement method of accounting. Dividend equivalent rights are accrued quarterly and are paid at the end of the restriction period when the associated restricted stock units vest.
Stock performance awards granted under the 2021-23, 2020-22 and 2019-21 long-term incentive plans (LTIP) entitle the grantee to shares of common stock with dividend equivalent rights once service conditions and performance conditions are satisfied at the end of the three-year performance period. LTIP awards are forfeited for terminations of employment during the performance period, except that pro-rata participation is provided for terminations due to death, disability and retirement based upon completed months of service after a minimum of 12 months of service in the performance period. Compensation expense for the stock performance awards portion of the LTIP has been recognized in accordance with the fair-value-based measurement method of accounting for performance shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. In June 2019, an additional 300,000 shares were made available for issuance under the 2011 Director Plan. As of December 31, 2021, there were 244,347 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

(in millions)	2021	2020	2019
HEI consolidated
Share-based compensation expense[1]	$9.1	$5.8	$10.0
Income tax benefit	1.4	1.0	1.4
Hawaiian Electric consolidated
Share-based compensation expense[1]	2.7	1.8	3.2
Income tax benefit	0.6	0.4	0.6
1For 2021, 2020 and 2019, the Company has not capitalized any share-based compensation.
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

(dollars in millions)	2021	2020	2019
Shares granted	29,816	36,100	36,344
Fair value	$1.3	$1.3	$1.6
Income tax benefit	0.3	0.3	0.4
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI common stock on the grant date.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	2021		2020		2019
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	193,939	$40.89	207,641	$35.36	200,358	$33.05
Granted	137,582	34.66	78,595	47.99	96,565	37.82
Vested	(79,623)	38.51	(77,719)	34.19	(76,813)	32.61
Forfeited	(18,450)	39.92	(14,578)	36.20	(12,469)	34.20
Outstanding, December 31	233,448	$38.10	193,939	$40.89	207,641	$35.36
Total weighted-average grant-date fair value of shares granted (in millions)	$4.8		$3.8		$3.7
(1)Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For 2021, 2020 and 2019, total restricted stock units and related dividends that vested had a fair value of $3.0 million, $4.2 million and $3.2 million, respectively, and the related tax benefits were $0.6 million, $0.7 million and $0.5 million, respectively.
As of December 31, 2021, there was $4.6 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.0 years.
Long-term incentive plan payable in stock.  The 2019-21, 2020-22 and 2021-23 LTIPs provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals, including a market condition goal. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made, subject to the achievement of specified performance levels and calculated dividend equivalents. The potential payout varies from 0% to 200% of the number of target shares, depending on the achievement of the goals. The market condition goal is based on HEI’s total shareholder return (TSR) compared to the Edison Electric Institute Index over the relevant three-year period. The other performance condition goals relate to EPS growth, return on average common equity (ROACE), renewable portfolio standards, Hawaiian Electric’s net income growth, ASB’s efficiency ratio and strategic initiatives and Pacific Current’s EBITDA growth and return on average invested capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	2021		2020		2019
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	89,222	$42.10	96,402	$39.62	65,578	$38.81
Granted	46,024	41.12	24,630	48.62	35,215	41.07
Vested (issued or unissued and cancelled)	(32,355)	38.20	(29,409)	39.51	—	—
Forfeited	(11,917)	43.07	(2,401)	41.22	(4,391)	39.19
Outstanding, December 31	90,974	$42.86	89,222	$42.10	96,402	$39.62
Total weighted-average grant-date fair value of shares granted (in millions)	$1.9		$1.2		$1.4
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
The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TSR and the resulting fair value of LTIP awards granted:

	2021	2020	2019
Risk-free interest rate	0.19%	1.39%	2.48%
Expected life in years	3	3	3
Expected volatility	29.9%	13.1%	15.8%
Range of expected volatility for Peer Group	25.6% to 102.9%	13.6% to 95.4%	15.0% to 73.2%
Grant date fair value (per share)	$41.12	$48.62	$41.07
For 2021 and 2020, total vested LTIP awards linked to TSR and related dividends had a fair value of $0.8 million and $2.6 million, respectively, and the related tax benefits were $0.2 million and $0.4 million, respectively. There were no share-based LTIP awards linked to TSR with a vesting date in 2019.
As of December 31, 2021, there was $1.0 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.6 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	2021		2020		2019
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	220,715	$41.03	403,768	$35.15	276,169	$33.80
Granted	184,102	34.37	98,522	48.10	140,855	37.78
Vested	(43,155)	34.12	(135,804)	33.48	—	—
Increase above target (cancelled)	(7,646)	39.06	(136,163)	36.44	4,314	33.53
Forfeited	(47,674)	38.74	(9,608)	38.36	(17,570)	34.66
Outstanding, December 31	306,342	$38.42	220,715	$41.03	403,768	$35.15
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$6.3		$4.7		$5.3
(1)Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For 2021 and 2020, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $1.7 million and $7.6 million, respectively, and the related tax benefits were $0.4 million and $1.2 million, respectively. There were no share-based LTIP awards linked to other performance conditions with a vesting date in 2019.
As of December 31, 2021, there was $3.4 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.7 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 12 · Income taxes
The components of income taxes attributable to net income for common stock were as follows:

	HEI consolidated			Hawaiian Electric consolidated
Years ended December 31	2021	2020	2019	2021	2020	2019
(in thousands)
Federal
Current	$51,455	$23,207	$28,736	$42,794	$31,950	$21,751
Deferred	(11,689)	(4,215)	(4,353)	(12,109)	(5,408)	(7,793)
Deferred tax credits, net*	4,611	10,979	13,410	302	1,549	13,155
	44,377	29,971	37,793	30,987	28,091	27,113
State
Current	12,119	8,430	10,472	4,861	3,768	5,579
Deferred	6,290	2,509	(10,732)	8,279	8,559	(8,491)
Deferred tax credits, net*	21	—	14,104	21	—	14,104
	18,430	10,939	13,844	13,161	12,327	11,192
Total	$62,807	$40,910	$51,637	$44,148	$40,418	$38,305
*     In 2021 and 2020, primarily represents federal tax credits related to Mauo’s solar-plus-storage project, deferred and amortized starting in 2021 and 2020, respectively. In 2019, primarily represents federal and state credits related to Hawaiian Electric’s West Loch PV project, deferred and amortized starting in 2020.
A reconciliation of the amount of income taxes computed at the federal statutory rate to the amount provided in the consolidated statements of income was as follows:

	HEI consolidated			Hawaiian Electric consolidated
Years ended December 31	2021	2020	2019	2021	2020	2019
(in thousands)
Amount at the federal statutory income tax rate	$65,281	$50,531	$56,996	$46,995	$44,468	$41,399
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	15,735	9,448	11,658	10,323	9,658	8,703
Net deferred tax asset (liability) adjustment related to the Tax Act	(9,886)	(11,267)	(9,255)	(9,886)	(11,267)	(9,255)
Other, net	(8,323)	(7,802)	(7,762)	(3,284)	(2,441)	(2,542)
Total	$62,807	$40,910	$51,637	$44,148	$40,418	$38,305
Effective income tax rate	20.2%	17.0%	19.0%	19.7%	19.1%	19.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The tax effects of book and tax basis differences that give rise to deferred tax assets and liabilities were as follows:

	HEI consolidated		Hawaiian Electric consolidated
December 31	2021	2020	2021	2020
(in thousands)
Deferred tax assets
Regulatory liabilities, excluding amounts attributable to property, plant and equipment	$87,817	$93,684	$87,817	$93,684
Operating lease liabilities	35,449	41,582	29,661	34,586
Revenue taxes	35,040	22,726	35,040	22,726
Allowance for bad debts	26,217	31,973	7,156	4,835
Other[1]	58,518	44,127	20,529	24,741
Total deferred tax assets	243,041	234,092	180,203	180,572
Deferred tax liabilities
Property, plant and equipment related	500,659	487,209	490,713	473,734
Operating lease right-of-use assets	35,271	41,370	29,661	34,586
Regulatory assets, excluding amounts attributable to property, plant and equipment	23,700	25,841	23,700	25,841
Retirement benefits	6,863	18,407	8,261	20,537
Other	61,308	56,354	36,502	23,672
Total deferred tax liabilities	627,801	629,181	588,837	578,370
Net deferred income tax liability	$384,760	$395,089	$408,634	$397,798
1     As of December 31, 2021, HEI consolidated and Hawaiian Electric consolidated have deferred tax assets of $11.0 million and $2.5 million respectively, relating to the benefit of state tax credit carryforwards of $14.6 million and $3.4 million respectively. These state tax credit carryforwards primarily relate to the West Loch PV project and do not expire. The Company concluded that as of December 31, 2021, a valuation allowance is not required.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Based upon historical taxable income and projections for future taxable income, management believes it is more likely than not the Company and the Utilities will realize substantially all of the benefits of the deferred tax assets. As of December 31, 2021 and 2020, valuation allowances for deferred tax benefits were nil. The Utilities are included in the consolidated federal and Hawaii income tax returns of HEI and are subject to the provisions of HEI’s tax sharing agreement, which determines each subsidiary’s (or subgroup’s) income tax return liabilities and refunds on a standalone basis as if it filed a separate return (or subgroup consolidated return).
The following is a reconciliation of the Company’s liability for unrecognized tax benefits for 2021, 2020 and 2019.

	HEI consolidated			Hawaiian Electric consolidated
(in millions)	2021	2020	2019	2021	2020	2019
Unrecognized tax benefits, January 1	$12.7	$2.2	$2.1	$12.7	$1.7	$1.6
Additions based on tax positions taken during the year	2.8	0.2	0.5	0.3	0.2	0.5
Reductions based on tax positions taken during the year	(0.5)	—	—	—	—	—
Additions for tax positions of prior years	7.6	11.6	0.1	0.2	11.6	0.1
Reductions for tax positions of prior years	(5.5)	(0.1)	(0.2)	(1.6)	(0.1)	(0.2)
Lapses of statute of limitations	—	(0.2)	(0.3)	—	(0.2)	(0.3)
Settlement	—	(1.0)	—	—	(0.5)	—
Unrecognized tax benefits, December 31	$17.1	$12.7	$2.2	$11.6	$12.7	$1.7
At December 31, 2021 and 2020, there were $10.2 million and $11.6 million, respectively, of unrecognized tax benefits that, if recognized, would affect the Company’s annual effective tax rate. As of December 31, 2021 and 2020, the Utilities had $10.2 million and $11.6 million, respectively, of unrecognized tax benefits that, if recognized, would affect the Utilities’ annual effective tax rate.
HEI consolidated. The Company recognizes interest accrued related to unrecognized tax benefits in “Interest expense-other than on deposit liabilities and other bank borrowings” and penalties, if any, in operating expenses. In 2021, 2020 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2019, the Company recognized approximately $0.2 million, $(0.5) million and $0.1 million, respectively, in interest expense. The Company had $0.3 million and $0.1 million of interest accrued as of December 31, 2021 and 2020, respectively.
Hawaiian Electric consolidated. The Utilities recognize interest accrued related to unrecognized tax benefits in “Interest expense and other charges, net” and penalties, if any, in operating expenses. In 2021, 2020 and 2019, the Utilities recognized approximately $0.1 million, $(0.3) million and $0.1 million, respectively, in interest expense. The Utilities had $0.1 million and $0.1 million of interest accrued as of December 31, 2021 and 2020, respectively.
As of December 31, 2021, the disclosures above present the Company’s and the Utilities’ accruals for potential tax liabilities, which involve management’s judgment regarding the likelihood of the benefits being sustained under governmental review. While the Company and the Utilities currently do not expect material changes to occur in the next twelve months, the Company and the Utilities are generally unable to estimate the range of impacts on the balance of uncertain tax positions or the impact on the effective tax rate from the resolution of these issues until the Internal Revenue Service addresses them in the current examination process, and therefore, it is possible that the amount of unrecognized benefit with respect to the Company’s and the Utilities’ uncertain tax positions could increase or decrease within the next 12 months. The final resolution of uncertain tax positions could result in adjustments to recorded amounts.
Based on information currently available, the Company and the Utilities believe these accruals have adequately provided for potential income tax issues with federal and state tax authorities, and that the ultimate resolution of tax issues for all open tax periods will not have a material adverse effect on its results of operations, financial condition or liquidity.
The statute of limitations for IRS examinations has expired for years prior to 2017. The Company is currently under IRS examination for the tax years 2017 and 2018. In the fourth quarter of 2020, the Company and the Hawaii Department of Taxation agreed to a final assessment of tax liabilities for the years 2011 through 2018, however, the statute of limitations for Hawaii remains open for tax years 2017 and subsequent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13 · Cash flows

Years ended December 31	2021	2020	2019
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates, net of amounts capitalized	$98	$98	$107
Income taxes paid (net of refundable credits)	41	32	56
Income taxes refunded (including refundable credits)	7	3	4
Hawaiian Electric consolidated
Interest paid to non-affiliates, net of amounts capitalized	71	65	68
Income taxes paid (net of refundable credits)	45	41	55
Income taxes refunded (including refundable credits)	5	3	4
Supplemental disclosures of noncash activities
HEI consolidated
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	48	44	64
Loans transferred from held for investment to held for sale (investing)	61	—	—
Real estate transferred from property, plant and equipment to other assets held-for-sale (investing)	3	—	—
Right-of-use assets obtained in exchange for operating lease obligations (investing)	44	26	7
Common stock issued (gross) for director and executive/management compensation (financing)[1]	7	16	5
Obligations to fund low income housing investments, net (investing)	36	25	11
Hawaiian Electric consolidated
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	43	41	62
Right-of-use assets obtained in exchange for operating lease obligations (investing)	44	17	2
HEI Consolidated and Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	8	10	9
Reduction of long-term debt from funds previously transferred for repayment (financing)	—	82	—
1 The amounts shown represent the market value of common stock issued for director and executive/management compensation and withheld to satisfy statutory tax liabilities.

Note 14 · Regulatory restrictions on net assets
The abilities of certain of HEI’s subsidiaries to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions. Under the PUC Agreement, in the event that the consolidated common stock equity of the electric utility subsidiaries falls below 35% of the total capitalization of the electric utilities (including the current maturities of long-term debt, but excluding short-term borrowings), the electric utility subsidiaries would, absent PUC approval, be restricted in their payment of cash dividends to 80% of the earnings available for the payment of dividends in the current fiscal year and preceding five years, less the amount of dividends paid during that period. The PUC Agreement also provides that the foregoing dividend restriction shall not be construed as relinquishing any right the PUC may have to review the dividend policies of the electric utility subsidiaries. As of December 31, 2021, the consolidated common stock equity of HEI’s electric utility subsidiaries was 57% of their total capitalization (as calculated for purposes of the PUC Agreement). As of December 31, 2021, Hawaiian Electric and its subsidiaries had common stock equity of $2.3 billion of which approximately $919 million was not available for transfer to HEI in the form of dividends, loans or advances without regulatory approval.
The ability of ASB to make capital distributions to HEI and other affiliates is restricted under federal law. Subject to a limited exception for stock redemptions that do not result in any decrease in ASB’s capital and would improve ASB’s financial condition, ASB is prohibited from declaring any dividends, making any other capital distributions, or paying a management fee to a controlling person if, following the distribution or payment, ASB would be deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized. ASB is required to notify the FRB and OCC prior to making any capital distribution (including dividends) to HEI (through ASB Hawaii). All dividends are subject to review by the OCC and FRB and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to ASB Hawaii and HEI. Generally, the FRB and OCC may disapprove or deny ASB’s request to make a capital distribution if the proposed distribution will cause ASB to become undercapitalized, or the proposed distribution raises safety and soundness concerns, or the proposed distribution violates a prohibition contained in any statute, regulation or agreement between ASB and the OCC. As of December 31, 2021, in order to maintain its “well-capitalized” position, ASB could not transfer approximately $232 million of net assets to HEI.
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
The Utilities are regulated operating electric public utilities engaged in the generation, purchase, transmission, distribution and sale of electricity on the islands of Oahu, Hawaii, Maui, Lanai and Molokai in the State of Hawaii. The Utilities provide the only electric public utility service on the islands they serve. The Utilities extend credit to customers, all of whom reside or conduct business in the State of Hawaii. See Note 3 of the Consolidated Financial Statements for a discussion of the Utilities’ major customers. The International Brotherhood of Electrical Workers Local 1260 represents roughly half of the Utilities’ workforce covered by a collective bargaining agreement that expires on October 31, 2024.
Most of ASB’s financial instruments are based in the State of Hawaii, except for the investment securities it owns. Substantially all real estate loans are collateralized by real estate in Hawaii. ASB’s policy is to require mortgage insurance on all real estate loans with a loan to appraisal ratio in excess of 80% at origination.
Pacific Current’s investments are in projects located in the State of Hawaii since its strategy is focused on investing in non-regulated renewable energy and sustainable infrastructure in the State of Hawaii.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
prices in active exchange markets. The fair values of ASB’s best efforts and mandatory delivery loan sale commitments are determined using quoted prices in the market place that are observable and are classified as Level 2 measurements.
The following table presents the carrying or notional amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
December 31, 2021
Financial assets
HEI consolidated
Available-for-sale investment securities	$2,574,618	$—	$2,559,191	$15,427	$2,574,618
Held-to-maturity investment securities	522,270	—	510,474	—	510,474
Loans, net	5,150,388	—	10,403	5,218,121	5,228,524
Mortgage servicing rights	9,950	—	—	14,480	14,480
Derivative assets	57,377	—	909	—	909
Financial liabilities
HEI consolidated
Deposit liabilities	423,976	—	442,361	—	442,361
Short-term borrowings—other than bank	53,998	—	53,998	—	53,998
Other bank borrowings	88,305	—	88,304	—	88,304
Long-term debt, net—other than bank	2,321,937	—	2,624,130	—	2,624,130
Derivative liabilities	57,000	11	5,271	—	5,282
Hawaiian Electric consolidated
Long-term debt, net	1,676,402	—	1,955,710	—	1,955,710
December 31, 2020
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,970,417	$—	$1,943,232	$27,185	$1,970,417
Held-to-maturity investment securities	226,947	—	229,963	—	229,963
Loans, net	5,260,917	—	28,354	5,410,976	5,439,330
Mortgage servicing rights	10,020	—	—	10,705	10,705
Derivative assets	120,980	—	4,536	—	4,536
Financial liabilities
HEI consolidated
Deposit liabilities	548,830	—	552,800	—	552,800
Short-term borrowings—other than bank	129,379	—	129,379	—	129,379
Other bank borrowings	89,670	—	89,669	—	89,669
Long-term debt, net—other than bank	2,119,129	—	2,487,790	—	2,487,790
Derivative liabilities	137,500	500	4,530	—	5,030
Hawaiian Electric consolidated
Short-term borrowings	49,979	—	49,979	—	49,979
Long-term debt, net	1,561,302	—	1,890,490	—	1,890,490

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

December 31	2021			2020
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$—	$2,437,923	$—	$—	$1,849,559	$—
U.S. Treasury and federal agency obligations	—	90,090	—	—	62,322	—
Corporate bonds	—	31,178	—	—	31,351	—
Mortgage revenue bonds	—	—	15,427	—	—	27,185
	$—	$2,559,191	$15,427	$—	$1,943,232	$27,185
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$638	$—	$—	$4,536	$—
Interest rate swap (Other segment)[2]	—	271	—	—	—	—
	$—	$909	$—	$—	$4,536	$—
Derivative liabilities
Forward commitments (bank segment)[1]	$11	$—	$—	$500	$—	$—
Interest rate swap (Other segment)[2]	—	5,271	—	—	4,530	—
	$11	$5,271	$—	$500	$4,530	$—
1 Derivatives are carried at fair value in other assets or other liabilities in the balance sheets with changes in value included in mortgage banking income.
2    Derivatives are included in other assets and other liabilities in the balance sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2021 and 2020.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	2021	2020
Mortgage revenue bonds
Balance, January 1	$27,185	$28,597
Principal payments received	(11,758)	(1,641)
Purchases	—	229
Unrealized gain (loss) included in other comprehensive income	—	—
Balance, December 31	$15,427	$27,185
Mortgage revenue bonds are issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of December 31, 2021, the weighted average discount rate was 2.07% which was derived by incorporating a credit spread over the one month LIBOR rate. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Fair value measurements on a nonrecurring basis.  Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. As of December 31, 2021, there were no financial instruments measured at fair value on a nonrecurring basis. The carrying value of assets measured at fair value on a nonrecurring basis were as follows:

		Fair value measurements using
(in thousands)	Balance	Level 1	Level 2	Level 3
December 31, 2020
Loans	$387	$—	$—	$387
Mortgage servicing rights	3,001	—	—	3,001
For 2021 and 2020, there were no adjustments to fair value for ASB’s loans held for sale.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value (1)
(dollars in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
December 31, 2020
Commercial loan	$387	Fair value of collateral	Appraised value less selling cost	N/A (2)	N/A (2)
Mortgage servicing rights	$3,001	Discounted cash flow	Prepayment speed	15%-22%	22%
			Discount rate		9.3%
(1)    Represents percent of outstanding principal balance.
(2) N/A - Not applicable. There is one asset in each fair value measurement type.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
HEI and Hawaiian Electric: None
ITEM 9A.    CONTROLS AND PROCEDURES
HEI:
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Scott W. H. Seu, HEI Chief Executive Officer (CEO), and Gregory C. Hazelton, HEI Chief Financial Officer (CFO), have evaluated the disclosure controls and procedures of HEI as of December 31, 2021. Based on their evaluation, as of December 31, 2021, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Hawaiian Electric:
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Shelee M. T. Kimura, Hawaiian Electric CEO, and Tayne S. Y. Sekimura, Hawaiian Electric CFO, have evaluated the disclosure controls and procedures of Hawaiian Electric as of December 31, 2021. Based on their evaluation, as of December 31, 2021, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by Hawaiian Electric in reports Hawaiian Electric files or submits under the Securities Exchange Act of 1934:
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
Management conducted an evaluation of the effectiveness of Hawaiian Electric’s internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO. Based on this evaluation, management has concluded that Hawaiian Electric’s internal control over financial reporting was effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
HEI and Hawaiian Electric: None

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
HEI and Hawaiian Electric: None

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
HEI:
Information regarding HEI’s executive officers is provided in the “Information about our Executive Officers” section following Item 4 of this report.
The remaining information required by this Item 10 for HEI is incorporated herein by reference to the following sections in HEI’s 2022 Proxy Statement:
•“Director Nominees for Election”
•“Continuing Directors”
•“Committees of the Board” (portions regarding whether HEI has an audit & risk committee and identifying its members; no other portion of the Committees of the Board section is incorporated herein by reference)
•“Audit & Risk Committee Report” (portion identifying audit & risk committee financial experts who serve on the HEI Audit & Risk Committee only; no other portion of the Audit & Risk Committee Report is incorporated herein by reference)

Family relationships; director arrangements
There are no family relationships between any HEI director or director nominee and any other HEI director or director nominee or any HEI executive officer. There are no arrangements or understandings between any HEI director or director nominee and any other person pursuant to which such director or director nominee was selected. Information required to be reported under this caption is incorporated herein by reference to the “Other relationships and related person transactions” section in HEI’s 2022 Proxy Statement.
Delinquent Section 16(a) reports
Information required to be reported under this caption is incorporated herein by reference to the “Delinquent Section 16(a) Reports” section in HEI’s 2022 Proxy Statement.
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
ITEM 11.    EXECUTIVE COMPENSATION
HEI:
The information required by this Item 11 for HEI is incorporated herein by reference to the information relating to executive and director compensation in HEI’s 2022 Proxy Statement.
Hawaiian Electric:
The information required by this Item 11 for Hawaiian Electric is incorporated herein by reference to:
•Pages 7 to 35 of Hawaiian Electric Exhibit 99.1 to this Form 10-K;
•The discussion of “2020-22 Long-Term Incentive Plan” at pages 17 to 19 of Hawaiian Electric’s Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2020; and
•Information concerning compensation paid to directors of Hawaiian Electric who are also directors of HEI under the section of HEI’s 2022 Proxy Statement entitled, “Director Compensation.”
COMPENSATION & HUMAN CAPITAL MANAGEMENT COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
HEI:
The information required to be reported under this caption for HEI is incorporated herein by reference to the “Compensation & Human Capital Management Interlocks and Insider Participation” section in HEI’s 2022 Proxy Statement.
Hawaiian Electric:
The information required to be reported under this caption for Hawaiian Electric is incorporated herein by reference to page 23 of Hawaiian Electric Exhibit 99.1.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
HEI:
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The information required by this Item 12 for HEI is incorporated herein by reference to the “Stock Ownership Information-Security Ownership of Certain Beneficial Owners” section in HEI’s 2022 Proxy Statement.
Equity Compensation Plan Information
Information as of December 31, 2021 about HEI Common Stock that may be issued under all of the Company’s equity compensation plans was as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by shareholders	509,881	$—	2,617,603
Equity compensation plans not approved by shareholders	—	—	—
Total	509,881	$—	2,617,603
(1)This column includes the number of shares of HEI Common Stock which may be issued under the HEI 2010 Equity and Incentive Plan, as amended (EIP) on account of awards outstanding as of December 31, 2021, including:

EIP
164,269	Restricted stock units plus estimated compounded dividend equivalents (if applicable)*
345,612	Shares to be issued in February 2022, 2023 and 2024 under the 2019-21, 2020-22 and 2021-23 LTIPs, respectively, plus compounded dividend equivalents**
509,881
*    Under the EIP as of December 31, 2021, RSUs count as one share against shares available for issuance less estimated shares withheld for taxes under net share settlement, which again become available for the issuance of new shares on a one-to-one basis.
**    For shares to be issued in February 2023 and 2024 under the 2020-22 and 2021-23 LTIPs, respectively, the number of shares to be issued assumes that applicable performance goals are achieved and shares are issued at maximum levels, reduced by the estimated number of shares withheld for taxes.
(2)This represents the number of shares available as of December 31, 2021 for future awards, including 2,373,256 shares available for future awards under the EIP and 244,347 shares available for future awards under the 2011 Nonemployee Director Plan.
Hawaiian Electric:
The information required by this Item 12 for Hawaiian Electric is incorporated herein by reference to pages 35 to 36 of Hawaiian Electric Exhibit 99.1.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
HEI:
The information required by this Item 13 for HEI is incorporated herein by reference to the sections relating to related person transactions and director independence in HEI’s 2022 Proxy Statement.
Hawaiian Electric:
The information required by this Item 13 for Hawaiian Electric is incorporated herein by reference to pages 36 to 37 of Hawaiian Electric Exhibit 99.1.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
HEI:
The information required by this Item 14 for HEI is incorporated herein by reference to the relevant information in the Audit & Risk Committee Report in HEI’s 2022 Proxy Statement (but no other part of the “Audit & Risk Committee Report” is incorporated herein by reference).
Hawaiian Electric:
The information required by this Item 14 for Hawaiian Electric is incorporated herein by reference to page 38 of Hawaiian Electric Exhibit 99.1.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial statements
See Item 8 for the Consolidated Financial Statements of HEI and Hawaiian Electric.
(a)(2) and (c) Financial statement schedules
The following financial statement schedules for HEI and Hawaiian Electric are included in this report on the pages indicated below:

		Page/s in Form 10-K
		HEI	Hawaiian Electric
Schedule I	Condensed Financial Information of Registrant, Hawaiian Electric Industries, Inc. (Parent Company) at December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019	184-186	NA
Schedule II	Valuation and Qualifying Accounts, Hawaiian Electric Industries, Inc. and subsidiaries and Hawaiian Electric Company, Inc. and subsidiaries for the years ended December 31, 2021, 2020 and 2019	188	188
NA Not applicable.
Certain schedules, other than those listed, are omitted because they are not required, or are not applicable, or the required information is shown in the Consolidated Financial Statements.
ITEM 16.    FORM 10-K SUMMARY
HEI and Hawaiian Electric: None

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED BALANCE SHEETS

December 31	2021	2020
(dollars in thousands)
Assets
Cash and cash equivalents	$479	$299
Accounts receivable	873	738
Property, plant and equipment, net	2,052	2,456
Deferred income tax assets	17,000	14,236
Other assets and intercompany receivables	15,940	18,726
Investments in subsidiaries, at equity	3,025,729	2,893,781
Total assets	$3,062,073	$2,930,236
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$914	$673
Interest payable	2,238	2,918
Commercial paper	53,998	64,491
Short-term debt, net	—	14,909
Long-term debt, net	548,480	449,145
Retirement benefits liability	26,340	31,688
Other	39,219	28,910
Total liabilities	671,189	592,734
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 109,311,785 shares and 109,181,124 shares at December 31, 2021 and 2020, respectively	1,685,496	1,678,368
Retained earnings	757,921	660,398
Accumulated other comprehensive loss, net of tax benefits	(52,533)	(1,264)
Total shareholders’ equity	2,390,884	2,337,502
Total liabilities and shareholders’ equity	$3,062,073	$2,930,236

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF INCOME

Years ended December 31	2021	2020	2019
(in thousands)
Revenues	$105	$208	$777
Equity in net income of subsidiaries	278,743	227,098	246,005
Expenses:
Operating, administrative and general	24,006	20,731	19,195
Depreciation of property, plant and equipment	414	485	570
Taxes, other than income taxes	514	654	570
Total expenses	24,934	21,870	20,335
Income before interest expense and income tax benefits	253,914	205,436	226,447
Retirement defined benefits expense—other than service costs	(114)	634	442
Interest expense	18,444	18,237	17,930
Income before income tax benefits	235,584	186,565	208,075
Income tax benefits	10,582	11,259	9,807
Net income	$246,166	$197,824	$217,882

HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
STATEMENTS OF COMPREHENSIVE INCOME
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Incorporated by reference are HEI and Subsidiaries’ Statements of Consolidated Comprehensive Income and Consolidated Statements of Changes in Shareholders’ Equity in Part II, Item 8.

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31	2021	2020	2019
(in thousands)
Net cash provided by operating activities	$154,151	$134,363	$131,120
Cash flows from investing activities
Increase in note receivable from subsidiary	—	—	(1,187)
Decrease in note receivable from subsidiary	—	22,719	—
Capital expenditures	(10)	(20)	(47)
Investments in subsidiaries	(76,232)	(42,664)	(38,935)
Other	180	2,435	(1,001)
Net cash used in investing activities	(76,062)	(17,530)	(41,170)
Cash flows from financing activities
Net increase (decrease) in short-term borrowings with original maturities of three months or less	(10,493)	(32,232)	47,731
Proceeds from issuance of short-term debt	—	65,000	—
Repayment of short-term debt	(15,000)	(50,000)	—
Proceeds from issuance of long-term debt	150,000	50,000	—
Repayment of long-term debt	(50,000)	—	—
Proceeds from issuance of syndicated credit facility	—	66,300	—
Repayment of syndicated credit facility	—	(66,300)	—
Withheld shares for employee taxes on vested share-based compensation	(2,006)	(5,700)	(997)
Common stock dividends	(148,643)	(144,096)	(139,463)
Other	(1,767)	(459)	(10)
Net cash used in financing activities	(77,909)	(117,487)	(92,739)
Net increase (decrease) in cash and equivalents	180	(654)	(2,789)
Cash and cash equivalents, January 1	299	953	3,742
Cash and cash equivalents, December 31	$479	$299	$953

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
Long-term debt
The components of long-term debt, net, were as follows:

December 31	2021	2020
(dollars in thousands)
HEI 2.99% term loan, due 2022	$150,000	$150,000
HEI 5.67% senior note, due 2021	—	50,000
HEI 3.99% senior note, due 2023	50,000	50,000
HEI 4.58% senior notes, due 2025	50,000	50,000
HEI 4.72% senior notes, due 2028	100,000	100,000
HEI 2.82% senior notes, due 2028	24,000	—
HEI 2.48% senior notes, due 2028	30,000	—
HEI 2.98% senior notes, due 2030	50,000	50,000
HEI 3.15% senior notes, due 2031	51,000	—
HEI 2.78% senior notes, due 2031	25,000	—
HEI 3.74% senior notes, due 2051	20,000	—
Less unamortized debt issuance costs	(1,520)	(855)
Long-term debt, net	$548,480	$449,145

The aggregate payments of principal required within five years after December 31, 2021 on long-term debt are $150 million in 2022, $50 million in 2023, nil in 2024, $50 million in 2025, nil for 2026, and $300 million thereafter.
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
Dividends from HEI subsidiaries
In 2021, 2020 and 2019, cash dividends received from subsidiaries were $172 million, $145 million and $157 million, respectively.
Supplemental disclosures of noncash activities
In 2021, 2020 and 2019, $2.1 million, $2.3 million and $2.3 million, respectively, of HEI accounts receivable from ASB Hawaii were reduced with a corresponding reduction in HEI notes payable to ASB Hawaii in noncash transactions.
In 2021, 2020 and 2019, $2.1 million, $2.3 million and $2.3 million, respectively, were contributed as equity by HEI into ASB Hawaii with a corresponding increase in HEI notes payable to ASB Hawaii in noncash transactions.
Under the HEI DRIP, common stock dividends reinvested by shareholders in HEI common stock in noncash transactions was immaterial for 2021, 2020 and 2019 as HEI satisfied the share purchase requirements of the DRIP in 2021, 2020 and 2019 through open market purchases of its common stock rather than new issuances.

Hawaiian Electric Industries, Inc. and subsidiaries
and Hawaiian Electric Company, Inc. and subsidiaries
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2021, 2020 and 2019

Col. A	Col. B	Col. C			Col. D		Col. E
(in thousands)		Additions
Description	Balance at begin- ning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
2021
Allowance for uncollectible accounts – electric utility	$17,809	$4,183	$11,795	(a)	$7,687	(b)	$26,100
2020
Allowance for uncollectible accounts – electric utility	$1,377	$2,100	$18,041	(a)	$3,709	(b)	$17,809
2019
Allowance for uncollectible accounts – electric utility	$1,480	$2,106	$795	(a)	$3,004	(b)	$1,377
(a)Includes recoveries, as well as $10,700 and $16,700 of bad debt expenses for 2021 and 2020, respectively, that have been deferred to regulatory assets pursuant to a PUC order as the recovery is probable. Total deferred bad debt expense of $10,700 in 2021 is net of a $2,000 reversal associated with customer bill credits to be provided under the Utilities’ bill forgiveness program.
(b)Bad debts charged off.

(a)(3) and (b) Exhibits
The exhibits listed for HEI and Hawaiian Electric are listed in the index under the headings “HEI” and “Hawaiian Electric,” respectively, except that the exhibits listed under “Hawaiian Electric” are also exhibits for HEI.
EXHIBIT INDEX
The exhibits designated by an asterisk (*) are filed herewith. The exhibits not so designated are incorporated by reference to the indicated filing.

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
HEI:
	3(i)	HEI’s Amended and Restated Articles of Incorporation effective June 2, 2020.	10-Q	1-8503	3.1	8/6/20
	3(ii)	HEI’s Amended and Restated Bylaws effective June 2, 2020.	8-K	1-8503	3.1	6/8/20
	4	Description of HEI Common Stock	10-K	1-8503	4	2/28/20
	4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HEI and its subsidiaries.	10-K	1-8503	4.1	3/31/93
	4.2	Master Note Purchase Agreement among HEI and the Purchasers thereto, dated March 24, 2011.	8-K	1-8503	4(a)	3/28/11
	4.2(a)	First Supplement to Note Purchase Agreement among HEI and the Purchasers thereto, dated March 6, 2013.	8-K	1-8503	4(a)	3/6/13
	4.3	Hawaiian Electric Industries Retirement Savings Plan, restatement effective January 1, 2013.	10-K	1-8503	4.5	2/19/13
	4.3(a)	Amendment 2014-1 to Hawaiian Electric Industries Retirement Savings Plan, effective as of January 1, 2015	S-8	333- 232360	4.4	6/26/19
	4.3(b)	Amendment 2015-1 to Hawaiian Electric Industries Retirement Savings Plan, effective as of February 1, 2015	S-8	333- 232360	4.5	6/26/19
	4.3(c)	Amendment 2015-2 to Hawaiian Electric Industries Retirement Savings Plan, effective as of February 1, 2015	S-8	333- 232360	4.6	6/26/19
	4.3(d)	Amendment 2019-1 to Hawaiian Electric Industries Retirement Savings Plan, effective as of May 6, 2019	S-8	333- 232360	4.7	6/26/19
	4.3(e)	Amendment 2019-2 to the Hawaiian Electric Industries Retirement Savings Plan, effective as of August 1, 2019	10-Q	1-8503	4.2	11/1/19
	4.3(f)	Amendment 2020-1 to the Hawaiian Electric Industries Retirement Savings Plan, effective as of March 13, 2020	10-Q	1-8503	4.1	5/5/20
*	4.3(g)	Amendment 2021-1 to the Hawaiian Electric Industries Retirement Savings Plan, effective as of November 30, 2021
*	4.3(h)	Amendment 2021-2 to the Hawaiian Electric Industries Retirement Savings Plan, effective as of December 9, 2021
	4.4	Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company, as Trustee	10-Q	1-8503	4	11/8/12
	4.4(a)	Letter Amendment effective November 28, 2012 to Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.6(a)	2/19/13
	4.4(b)	Letter Amendment effective October 1, 2014 to Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	11/6/14
	4.4(c)	First Amendment effective March 1, 2015 to Master Trust Agreement (dated as of September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	5/6/15
	4.4(d)	Letter Amendment effective August 3, 2015 to Master Trust Agreement (dated as of September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(d)	3/1/18
	4.4(e)	Letter Amendment effective August 15, 2017 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	11/2/17
	4.4(f)	Second Amendment effective January 1, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(f)	3/1/18

Exhibit no.	Description	Form	File Number	Exhibit #	Filing date
4.4(g)	Letter of Direction effective January 2, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(g)	3/1/18
4.4(h)	Third Amendment effective July 1, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	8/3/18
4.4(i)	Fourth Amendment effective June 26, 2019 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	S-8	333- 232360	4.15	6/26/19
4.4(j)	Letter Amendment effective November 1, 2019 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(j)	2/28/20
4.4(k)	Fifth Amendment effective March 1, 2020 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company	10-Q	1-8503	4.2	5/5/20
4.4(l)	Letter Amendment effective October 15, 2021 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company	10-Q	1-8503	4	11/5/21
4.5	Hawaiian Electric Industries, Inc. Dividend Reinvestment and Stock Purchase Plan, as amended and restated, effective November 8, 2019.	S-3	333- 234591	4.3	11/8/19
4.6	American Savings Bank 401(k) Plan, restatement effective January 1, 2013.	10-K	1-8503	4.8	2/19/13
4.6(a)	Amendment 2013-1 to the American Savings Bank 401(k) Plan, effective January 1, 2014.	10-K	1-8503	4.7(a)	2/23/16
4.6(b)	Amendment 2019-1 to the American Savings Bank 401(k) Plan, effective as of May 6, 2019.	S-8	333- 232361	4.5	6/26/19
4.6(c)	Amendment 2020-1 to the American Savings Bank 401(k) Plan, effective as of January 1, 2020.	10-K	1-8503	4.1	2/28/20
10.1	Conditions for the Merger and Corporate Restructuring of Hawaiian Electric Company, Inc. dated September 23, 1982.	10-K	1-8503	10.1	2/28/07
10.2	Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988, between HEI, HEIDI and the Federal Savings and Loan Insurance Corporation (by the Federal Home Loan Bank of Seattle).	8-K	1-8503	(28)-2	5/26/88**
10.3	OTS letter regarding release from Part II.B. of the Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988.	10-K	1-8503	10.3(a)	3/31/93

HEI Exhibits 10.4 through 10.20 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this report. HEI Exhibits 10.4 through 10.18 are also management contracts or compensatory plans or arrangements with Hawaiian Electric participants.
10.4	HEI Executive Incentive Compensation Plan amended as of February 4, 2013.	10-K	1-8503	10.4	2/19/13
10.5	HEI Executives’ Deferred Compensation Plan amended and restated effective January 1, 2019.	10-K	1-8503	10.5	2/28/19
10.6	Hawaiian Electric Industries, Inc. 2010 Equity and Incentive Plan, as amended and restated November 16, 2010.	10-K	1-8503	10.6	2/18/11
10.7	Hawaiian Electric Industries, Inc. 2010 Equity and Incentive Plan, as amended and restated February 14, 2014.	Proxy (DEF 14A)	1-8503	Appendix D	3/25/14
10.7(a)	Form of Non-Qualified Stock Option Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.4	5/11/10
10.7(b)	Form of Stock Appreciation Right Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.5	5/11/10
10.7(c)	Form of Restricted Shares Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.6	5/11/10
10.7(d)	Form of Performance Shares Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.7	5/11/10
10.7(e)	Form of Restricted Stock Unit Agreement, pursuant to 2010 Equity and Incentive Plan, as amended and restated February 5, 2021.	10-Q	1-8503	10	5/10/21
10.8	HEI Long-Term Incentive Plan amended and restated as of February 5, 2021.	10-K	1-8503	10.8	2/26/21
10.9	HEI Supplemental Executive Retirement Plan amended and restated as of January 1, 2009.	10-Q	1-8503	10.3	11/5/08

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
	10.9(a)	Amendments to the HEI Supplemental Executive Retirement Plan Freezing Benefit Accruals Effective December 31, 2008.	10-K	1-8503	10.9(a)	2/27/09
	10.10	HEI Excess Pay Plan amended and restated as of January 1, 2009.	10-K	1-8503	10.10	2/27/09
	10.10(a)	HEI Excess Pay Plan Addendum for Constance H. Lau.	10-K	1-8503	10.10(a)	2/27/09
	10.10(b)	Amendment No. 1 dated December 13, 2010 to January 1, 2009 Restatement of HEI Excess Pay Plan.	10-K	1-8503	10.10(c)	2/19/13
	10.11	Form of Change in Control Agreement.	10-K	1-8503	10.11	2/27/09
	10.12	Nonemployee Director Retirement Plan, effective as of October 1, 1989.	10-K	1-8503	10.15	3/27/90**
	10.13	HEI 2011 Nonemployee Director Stock Plan, as amended effective October 31, 2019.	10-K	1-8503	10.13	2/28/20
	10.14	HEI Non-Employee Directors’ Deferred Compensation Plan.	10-Q	1-8503	10.5	11/5/08
	10.15	Executive Death Benefit Plan of HEI and Participating Subsidiaries restatement effective as of January 1, 2009.	10-Q	1-8503	10.6	11/5/08
	10.15(a)	Resolution of the Compensation Committee of the Board of Directors of Hawaiian Electric Industries, Inc. Re: Adoption of Amendment No. 1 to January 1, 2009 Restatement of the Executive Death Benefit Plan.	10-Q	1-8503	10.1	11/2/09
	10.16	Amended and Restated Severance Pay Plan for Management Employees of Hawaiian Electric Industries, Inc. and Executive Employees of Affiliates, effective as of April 2, 2018.	10-Q	1-8503	10	8/3/18
	10.17	Hawaiian Electric Industries, Inc. Executives’ Deferred Compensation Plan effective on January 1, 2009.	10-Q	1-8503	10.2	11/5/08
	10.18	Form of Indemnity Agreement (HEI, Hawaiian Electric and ASB with their respective directors and HEI with certain of its senior officers).	10-Q	1-8503	10.1	11/8/12
	10.19	American Savings Bank Select Deferred Compensation Plan (Restatement Effective January 1, 2009).	10-Q	1-8503	10.7	11/5/08
	10.19(a)	Amendment No. 1 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 30, 2009.	10-K	1-8503	10.20(a)	2/23/16
	10.19(b)	Amendment No. 2 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 29, 2010.	10-K	1-8503	10.20(b)	2/23/16
	10.19(c)	Amendment No. 3 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 3, 2014.	10-K	1-8503	10.20(c)	2/23/16
	10.19(d)	Amendment No. 4 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 4, 2017.	10-K	1-8503	10.20(d)	3/1/18
	10.19(e)	Amendment No. 5 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 5, 2018.	10-K	1-8503	10.20(e)	2/28/20
	10.20	American Savings Bank Supplemental Executive Retirement, Disability, and Death Benefit Plan, effective January 1, 2009.	10-Q	1-8503	10.8	11/5/08
	10.20(a)	Amendments to the American Savings Bank Supplemental Executive Retirement, Disability, and Death Benefit Plan Freezing Benefit Accruals Effective December 31, 2008.	10-K	1-8503	10.19(b)	2/27/09
	10.21	Executive Separation and Release Agreement dated as of May 5, 2021 between Richard F. Wacker, American Savings Bank, F.S.B., and Hawaiian Electric Industries, Inc.	10-Q	1-8503	10.1	8/9/21
	10.22***
Third Amended and Restated Credit Agreement, dated as of May 14, 2021, among Hawaiian Electric Industries, Inc., as Borrower, the Lenders Party Hereto, and Bank of America, N.A. and U.S. Bank National Association, as Co-Syndication Agents, and Wells Fargo Bank, National Association, MUFG Union Bank, N.A., Barclays Bank PLC, Bank of Hawaii and The Toronto-Dominion Bank, New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, and JPMorgan Chase Bank, N.A. and Bank of America, N.A. as Sustainability Structuring Agents and JPMorgan Chase Bank, N.A., BofA Securities, Inc. and U.S. Bank National Association, as Joint Lead Arrangers and Joint Book Runners.
			10-Q	1-8503	10.2	8/9/21
*	11	HEI - Computation of Earnings per Share of Common Stock.
*	21.1	HEI - Subsidiaries of the Registrant.
*	23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).
*	31.1	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Scott W. H. Seu (HEI Chief Executive Officer).

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
*	31.2	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Gregory C. Hazelton (HEI Chief Financial Officer).
*	32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350.
*	101.INS	XBRL Instance Document.
*	101.SCH	XBRL Taxonomy Extension Schema Document.
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Hawaiian Electric:
	3(i).1	Hawaiian Electric’s Certificate of Amendment of Articles of Incorporation.	10-K	1-4955	3.1	3/31/89
	3(i).2	Articles of Amendment to Hawaiian Electric’s Amended Articles of Incorporation.	10-K	1-4955	3.1(b)	3/27/90**
	3(i).3	Articles of Amendment to Hawaiian Electric’s Amended Articles of Incorporation.	10-K	1-4955	3(i).4	3/23/99
	3(i).4	Articles of Amendment amending Article V of Hawaiian Electric’s Amended Articles of Incorporation effective August 6, 2009.	10-Q	1-4955	3(i).4	8/7/09
	3(ii)	Hawaiian Electric’s Amended and Restated Bylaws (as last amended August 6, 2010).	8-K	1-4955	3(ii)	8/9/10
	4	Description of Hawaiian Electric’s Preferred Stock	10-K	1-4955	4	2/28/20
	4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of Hawaiian Electric, Hawaii Electric Light and Maui Electric	10-K	1-4955	4.1	3/19/03
	4.2	Note Purchase Agreement among Hawaiian Electric and the Purchasers that are parties thereto, dated April 19, 2012.	8-K	1-4955	4(a)	4/23/12
	4.3	Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric and the Purchasers that are parties thereto, dated April 19, 2012.	8-K	1-4955	4(b)	4/23/12
	4.4	Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light and the Purchasers that are parties thereto, dated April 19, 2012.	8-K	1-4955	4(c)	4/23/12
	4.5	Note Purchase Agreement among Hawaiian Electric and the Purchasers that are parties thereto, dated September 13, 2012.	8-K	1-4955	4	9/14/12
	4.6	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of October 3, 2013.	8-K	1-4955	4(a)	10/7/13
	4.7	Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric Company, Limited and the Purchasers that are parties thereto, dated as of October 3, 2013.	8-K	1-4955	4(b)	10/7/13
	4.8	Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light Company, Inc. and the Purchasers that are parties thereto, dated as of October 3, 2013.	10-Q	1-4955	4	11/7/13
	4.9	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(a)	10/16/15
	4.10	Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric Company, Limited and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(b)	10/16/15
	4.11	Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light Company, Inc. and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(c)	10/16/15
	4.12	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of December 15, 2016.	8-K	1-4955	4	12/19/16
	10.1(a)	Power Purchase Agreement between Kalaeloa Partners, L.P., and Hawaiian Electric dated October 14, 1988.	10-Q	1-4955	10(a)	11/14/88
	10.1(b)	Amendment No. 1 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated June 15, 1989.	10-Q	1-4955	10(c)	8/14/89

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
	10.1(c)	Lease Agreement between Kalaeloa Partners, L.P., as Lessor, and Hawaiian Electric, as Lessee, dated February 27, 1989.	10-Q	1-4955	10(d)	8/14/89
	10.1(d)	Restated and Amended Amendment No. 2 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated February 9, 1990.	10-K	1-4955	10.2(c)	3/27/90**
	10.1(e)	Amendment No. 3 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated December 10, 1991.	10-K	1-4955	10.2(e)	3/24/92
	10.1(f)	Amendment No. 4 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 1, 1999.	10-Q	1-4955	10.1	11/8/00
	10.1(g)	Confirmation Agreement Concerning Section 5.2B(2) of Power Purchase Agreement and Amendment No. 5 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 12, 2004.	10-Q	1-4955	10.3	11/5/04
	10.1(h)	Agreement for Increment Two Capacity and Amendment No. 6 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 12, 2004.	10-Q	1-4955	10.4	11/5/04
	10.1(i)	Letter agreement dated July 28, 2016 and executed August 1, 2016 extending the term of the Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 14, 1988 (as amended).	10-Q	1-4955	10	11/4/16
*	10.1(j)	Amended and Restated Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 29, 2021.
	10.2(a)	Power Purchase Agreement between AES Barbers Point, Inc. and Hawaiian Electric, entered into on March 25, 1988.	10-Q	1-4955	10(a)	5/16/88
	10.2(b)	Agreement between Hawaiian Electric and AES Barbers Point, Inc., pursuant to letters dated May 10, 1988 and April 20, 1988.	10-K	1-4955	10.4	3/31/89
	10.2(c)	Amendment No. 1, entered into as of August 28, 1988, to Power Purchase Agreement between AES Barbers Point, Inc. and Hawaiian Electric.	10-Q	1-4955	10	11/13/89
	10.2(d)	Hawaiian Electric’s Conditional Notice of Acceptance to AES Barbers Point, Inc. dated January 15, 1990.	10-K	1-4955	13(c)	3/27/90**
	10.2(e)	Amendment No. 2, entered into as of May 8, 2003, to Power Purchase Agreement between AES Hawaii, Inc. and Hawaiian Electric.	10-K	1-4955	10.2(e)	3/9/04
*	10.2(f)	Amended and Restated Amendment No.4, entered into as of November 25, 2021, to Power Purchase Agreement between AES Hawaii, Inc. and Hawaiian Electric
	10.3(a)	Purchase Power Contract between Hawaii Electric Light and Thermal Power Company dated March 24, 1986.	10-Q	1-4955	10(a)	8/14/89
	10.3(b)	Firm Capacity Amendment between Hawaii Electric Light and Puna Geothermal Venture (assignee of AMOR VIII, who is the assignee of Thermal Power Company) dated July 28, 1989 to Purchase Power Contract between Hawaii Electric Light and Thermal Power Company dated March 24, 1986.	10-Q	1-4955	10(b)	8/14/89
	10.3(c)	Amendment made in October 1993 to Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended.	10-K	1-4955	10.5(b)	3/27/98
	10.3(d)	Third Amendment dated March 7, 1995 to the Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended.	10-K	1-4955	10.5(c)	3/27/98
	10.3(e)	Performance Agreement and Fourth Amendment dated February 12, 1996 to the Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended.	10-K	1-4955	10.5(b)	3/25/96
	10.3(f)	Fifth Amendment dated February 7, 2011 to the Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended.	10-K	1-4955	10.4(f)	2/17/12
	10.3(g)	Power Purchase Agreement between Puna Geothermal Venture and Hawaii Electric Light dated February 7, 2011.	10-K	1-4955	10.4(g)	2/17/12
	10.3(h)	Amended and Restated Power Purchase Agreement between Puna Geothermal Venture and Hawaii Electric Light dated December 31, 2019 (subject to PUC approval).	10-K	1-4955	10.3(h)	2/28/20

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
	10.4(a)	Power Purchase Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997 (but with the following attachments omitted: Attachment C, “Selected portions of the North American Electric Reliability Council Generating Availability Data System Data Reporting Instructions dated October 1996” and Attachment E, “Form of the Interconnection Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light,” which is provided in final form as Exhibit 10.6(b)).	10-K	1-4955	10.7	3/27/98
	10.4(b)	Interconnection Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997.	10-K	1-4955	10.7(a)	3/27/98
	10.4(c)	Amendment No. 1, executed on January 14, 1999, to Power Purchase Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997.	10-K	1-4955	10.7(b)	3/23/99
	10.4(d)	Notice and acknowledgment under power purchase agreement effective November 24, 2017 by Hamakua Energy, LLC and acknowledged by Hawaii Electric Light.	10-K	1-4955	10.4(d)	3/1/18
	10.5	Supply Contract for Low Sulfur Fuel Oil, High Sulfur Fuel Oil, No. 2 Diesel, and Ultra-Low Sulfur Diesel by and between Hawaiian Electric, Hawaii Electric Light, and Maui Electric and PAR Hawaii Refining, LLC dated January 21, 2019 (certain confidential information has been omitted)	10-Q	1-4955	10	5/7/19
	10.5(a)	First Amendment dated June 9, 2020 to Supply Contract for Low Sulfur Fuel Oil, High Sulfur Fuel Oil, No. 2 Diesel, and Ultra-Low Sulfur Diesel by and between Hawaiian Electric, Hawaii Electric Light, and Maui Electric and PAR Hawaii Refining, LLC dated January 21, 2019 (certain confidential information has been omitted).	10-Q	1-4955	10	8/6/20
*	10.6	Inter-Island Fuel Transportation Contract between Sause Bros., Inc. and Hawaiian Electric dated August 23, 2021 (certain confidential information has been omitted)
	10.8	Amended and Restated Power Purchase Agreement between Hawaiian Electric and Hu Honua Bioenergy, LLC dated May 9, 2017.	10-K	1-4955	10.11(a)	3/1/18
	10.9***
Third Amended and Restated Credit Agreement, dated as of May 14, 2021, among Hawaiian Electric Company, Inc., as Borrower, the Lenders Party Hereto, and Bank of America, N.A. and U.S. Bank National Association, as Co-Syndication Agents, and Wells Fargo Bank, National Association, MUFG Union Bank, N.A., Barclays Bank PLC, Bank of Hawaii and The Toronto-Dominion Bank, New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, and JPMorgan Chase Bank, N.A. and Bank of America, N.A. as Sustainability Structuring Agents and JPMorgan Chase Bank, N.A., BofA Securities, Inc. and U.S. Bank National Association, as Joint Lead Arrangers and Joint Book Runners.
			10-Q	1-4955	10.3	8/9/21
	11	Computation of Earnings Per Share of Common Stock (Calculated using December 31 market price per common share divided by basic earnings per common share).
*	21.2	Hawaiian Electric - Subsidiaries of the Registrant.
*	31.3	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Shelee M. T. Kimura (Hawaiian Electric Chief Executive Officer).
*	31.4	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer).
*	32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350.
*	99.1
Hawaiian Electric’s Directors, Executive Officers and Corporate Governance; Hawaiian Electric’s Executive Compensation; Hawaiian Electric’s Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Hawaiian Electric’s Certain Relationships and Related Transactions, and Director Independence; and Hawaiian Electric’s Principal Accounting Fees and Services.

** Date of transmittal letter to SEC.
*** Schedules and exhibits have been omitted from this filing pursuant to Item 601(a) (5) of the Regulation S-K. We agree to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
	(Registrant)		(Registrant)

By	/s/ Gregory C. Hazelton	By	/s/ Tayne S. Y. Sekimura
	Gregory C. Hazelton		Tayne S. Y. Sekimura
	Executive Vice President and Chief Financial Officer		Senior Vice President, Chief Financial Officer
and Treasurer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date:	February 25, 2022	Date:	February 25, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on February 25, 2022. The execution of this report by each of the undersigned who signs this report solely in such person’s capacity as a director or officer of Hawaiian Electric Company, Inc. shall be deemed to relate only to matters having reference to such registrant and its subsidiaries.

Signature	Title

/s/ Scott W. H. Seu	President & Chief Executive Officer of HEI and
Scott W. H. Seu	Director of HEI
(Principal Executive Officer of HEI)

/s/ Shelee M. T. Kimura	President & Chief Executive Officer of Hawaiian Electric
Shelee M. T. Kimura	and Director of Hawaiian Electric
(Principal Executive Officer of Hawaiian Electric)

/s/ Gregory C. Hazelton	Executive Vice President and Chief Financial Officer
Gregory C. Hazelton	of HEI (Principal Financial Officer of HEI)

/s/ Tayne S. Y. Sekimura	Senior Vice President, Chief Financial Officer and Treasurer
Tayne S. Y. Sekimura	of Hawaiian Electric (Principal Financial Officer
of Hawaiian Electric)

/s/ Paul K. Ito	Vice President, Tax, Controller and Treasurer
Paul K. Ito	of HEI (Principal Accounting Officer of HEI)

/s/ Shannon K. Asato	Controller of Hawaiian Electric
Shannon K. Asato	(Principal Accounting Officer of Hawaiian Electric)

/s/ James A. Ajello	Director of Hawaiian Electric
James A. Ajello

Signature	Title

/s/ Kevin M. Burke	Director of Hawaiian Electric
Kevin M. Burke

/s/ Celeste A. Connors	Director of HEI
Celeste A. Connors

/s/ Richard J. Dahl	Director of HEI
Richard J. Dahl

/s/ Thomas B. Fargo	Chairman of the Board of Directors of HEI
Thomas B. Fargo

/s/ Elisia K. Flores	Director of HEI
Elisia K. Flores

/s/ Peggy Y. Fowler	Director of HEI
Peggy Y. Fowler

/s/ Timothy E. Johns	Chairman of the Board of Directors of Hawaiian Electric
Timothy E. Johns

/s/ Micah A. Kāne	Director of HEI
Micah A. Kāne

/s/ Alana Kobayashi Pakkala	Director of Hawaiian Electric
Alana Kobayashi Pakkala

/s/ Keith P. Russell	Director of HEI
Keith P. Russell

/s/ William James Scilacci, Jr.	Director of HEI
William James Scilacci, Jr.

/s/ Kelvin H. Taketa	Director of Hawaiian Electric
Kelvin H. Taketa

/s/ Toby B. Taniguchi	Director of Hawaiian Electric
Toby B. Taniguchi