Form 10-Q
period 2022-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2022-05-09
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒
Securities registered pursuant to 12(b) of the Act:
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding April 25, 2022
Hawaiian Electric Industries, Inc. (Without Par Value)	109,431,346	Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	17,753,533	Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2022

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three months ended March 31, 2022 and 2021
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three months ended March 31, 2022 and 2021
3		Condensed Consolidated Balance Sheets (unaudited) - March 31, 2022 and December 31, 2021
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three months ended March 31, 2022 and 2021
5		Condensed Consolidated Statements of Cash Flows (unaudited) - three months ended March 31, 2022 and 2021
Hawaiian Electric Company, Inc. and Subsidiaries
7		Condensed Consolidated Statements of Income (unaudited) - three months ended March 31, 2022 and 2021
7		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three months ended March 31, 2022 and 2021
8		Condensed Consolidated Balance Sheets (unaudited) - March 31, 2022 and December 31, 2021
9		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three months ended March 31, 2022 and 2021
10		Condensed Consolidated Statements of Cash Flows (unaudited) - three months ended March 31, 2022 and 2021
10		Notes to Condensed Consolidated Financial Statements (unaudited)
51	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
51		HEI consolidated
56		Electric Utilities
71		Bank
77	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
79	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
80	Item 1.	Legal Proceedings
80	Item 1A.	Risk Factors
80	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
81	Item 6.	Exhibits
82	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2022
GLOSSARY OF TERMS

Terms	Definitions
ACL	Allowance for credit losses, which is the current credit loss standard, requires recording the allowance based on the expected loss model
AES Hawaii	AES Hawaii, Inc.
AOCI	Accumulated other comprehensive income/(loss)
ARA	Annual revenue adjustment
ASB	American Savings Bank, F.S.B., a wholly owned subsidiary of ASB Hawaii, Inc.
ASB Hawaii	ASB Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASU	Accounting Standards Update
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act enacted March 27, 2020
CBRE	Community-based renewable energy
Company	Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B. and Pacific Current, LLC and its subsidiaries (listed under Pacific Current). The Old Oahu Tug Service, Inc. was dissolved in March 2022.
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
D&O	Decision and order from the PUC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOH	Department of Health of the State of Hawaii
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
ECRC	Energy cost recovery clause
EIP	2010 Equity and Incentive Plan, as amended and restated
EPA	Environmental Protection Agency — federal
EPRM	Exceptional Project Recovery Mechanism
EPS	Earnings per share
ERP/EAM	Enterprise Resource Planning/Enterprise Asset Management
ESG	Environmental, Social & Governance
ESM	Earnings Sharing Mechanism
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
Fitch	Fitch Ratings, Inc.
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GNMA	Government National Mortgage Association
GSPA	Grid Services Purchase Agreement
Hamakua Energy	Hamakua Energy, LLC, an indirect subsidiary of Pacific Current
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.

GLOSSARY OF TERMS, continued

Terms	Definitions
Hawaiian Electric	Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited and Renewable Hawaii, Inc.
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc. and Pacific Current, LLC. The Old Oahu Tug Service, Inc. was dissolved in March 2022.
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
IRLCs	Interest rate lock commitments
Kalaeloa	Kalaeloa Partners, L.P.
kWh	Kilowatthour/s (as applicable)
LMI	Low-to-moderate income
LTIP	Long-term incentive plan
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Mauo	Mauo, LLC, a subsidiary of Pacific Current
Moody’s	Moody’s Investors Service’s
MPIR	Major Project Interim Recovery
MSRs	Mortgage servicing rights
MW	Megawatt/s (as applicable)
MRP	Multi-year rate period
NII	Net interest income
NPBC	Net periodic benefit costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
Pacific Current
Pacific Current, LLC, a wholly owned subsidiary of HEI and parent company of Hamakua Holdings, LLC, Mauo, LLC, Alenuihaha Developments, LLC, Kaʻieʻie Waho Company, LLC, Kaʻaipuaʻa, LLC, Upena, LLC and Mahipapa, LLC

PBR	Performance-based regulation
PGV	Puna Geothermal Venture
PIMs	Performance incentive mechanisms
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PUC	Public Utilities Commission of the State of Hawaii
PV	Photovoltaic
RAM	Revenue adjustment mechanism
RBA	Revenue balancing account
REIP	Renewable Energy Infrastructure Program
RFP	Request for proposals
ROACE	Return on average common equity
RORB	Return on rate base
RPS	Renewable portfolio standards
S&P	S&P Global Ratings
SBA	Small Business Administration
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
Tax Act	2017 Tax Cuts and Jobs Act (H.R. 1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018)
TDR	Troubled debt restructuring
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIEs	Variable interest entities

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
Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:
•international, national and local economic and political conditions—including the state of the Hawaii tourism, defense and construction industries; the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans held by ASB, which could result in higher loan loss provisions and write-offs); decisions concerning the extent of the presence of the federal government and military in Hawaii; the implications and potential impacts of future Federal government shutdowns, including the impact to our customers’ ability to pay their electric bills and/or bank loans and the impact on the state of Hawaii economy; the implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions; the potential impacts of global and local developments (including global economic conditions and uncertainties, unrest, terrorist acts, wars (such as the Russia-Ukraine war), conflicts, political protests, deadly virus epidemic or other crisis); the effects of changes that have or may occur in U.S. policy, such as with respect to immigration and trade; and pandemics;
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
•increasing competition in the banking industry from traditional financial institutions as well as from non-traditional providers of financial services, including financial service subsidiaries of commercial and manufacturing companies (e.g., increased price competition for loans and deposits, or an outflow of deposits to alternative investments or platforms, which may have an adverse impact on ASB’s net interest margin and portfolio growth);

•the potential delay by the Public Utilities Commission of the State of Hawaii (PUC) in considering (and potential disapproval of actual or proposed) renewable energy proposals and related costs; reliance by the Utilities on outside parties such as the state, independent power producers (IPPs) and developers; supply-chain challenges; and uncertainties surrounding technologies, solar power, wind power, biofuels, environmental assessments required to meet RPS and other climate-related goals; the impacts of implementation of the renewable energy proposals on future costs of electricity and potential penalties imposed by the PUC for delays in the commercial operations of renewable energy projects;
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
•high and/or volatile fuel prices, which increases working capital requirements and customer bills, or delivery of adequate fuel by suppliers (including as a result of the Russia-Ukraine war), which could affect the reliability of utility operations, and the continued availability to the electric utilities of their energy cost recovery clauses (ECRCs);
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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands, except per share amounts)	2022	2021
Revenues
Electric utility	$708,792	$564,864
Bank	75,115	77,131
Other	1,161	951
Total revenues	785,068	642,946
Expenses
Electric utility	635,197	495,750
Bank	45,085	41,835
Other	5,510	7,330
Total expenses	685,792	544,915
Operating income (loss)
Electric utility	73,595	69,114
Bank	30,030	35,296
Other	(4,349)	(6,379)
Total operating income	99,276	98,031
Retirement defined benefits credit—other than service costs	1,243	2,435
Interest expense, net—other than on deposit liabilities and other bank borrowings	(24,349)	(23,736)
Allowance for borrowed funds used during construction	778	747
Allowance for equity funds used during construction	2,409	2,191
Gain on sales of investment securities, net and equity-method investment	8,123	528
Income before income taxes	87,480	80,196
Income taxes	17,840	15,365
Net income	69,640	64,831
Preferred stock dividends of subsidiaries	473	473
Net income for common stock	$69,167	$64,358
Basic earnings per common share	$0.63	$0.59
Diluted earnings per common share	$0.63	$0.59
Weighted-average number of common shares outstanding	109,361	109,221
Net effect of potentially dilutive shares	273	271
Weighted-average shares assuming dilution	109,634	109,492
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2022	2021
Net income for common stock	$69,167	$64,358
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized losses on available-for-sale investment securities arising during the period, net of taxes of $(44,079) and $(16,616), respectively	(120,407)	(45,390)
Reclassification adjustment for net realized gains included in net income, net of taxes of $— and $(142), respectively	—	(387)
Derivatives qualifying as cash flow hedges:
Unrealized interest rate hedging gains arising during the period, net of taxes of $1,046 and $542, respectively	3,017	1,562
Reclassification adjustment for net realized losses included in net income, net of taxes of $19 and nil, respectively	55	—
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes of $1,562 and $2,084, respectively	4,501	6,010
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(1,500) and $(2,015), respectively	(4,325)	(5,811)
Other comprehensive loss, net of tax benefits	(117,159)	(44,016)
Comprehensive income (loss) attributable to Hawaiian Electric Industries, Inc.	$(47,992)	$20,342
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$301,704	$305,551
Restricted cash	5,912	5,911
Accounts receivable and unbilled revenues, net	359,807	344,213
Available-for-sale investment securities, at fair value	2,621,375	2,574,618
Held-to-maturity investment securities, at amortized cost	517,150	522,270
Stock in Federal Home Loan Bank, at cost	10,000	10,000
Loans held for investment, net	5,117,522	5,139,984
Loans held for sale, at lower of cost or fair value	7,961	10,404
Property, plant and equipment, net of accumulated depreciation of $3,077,453 and $3,028,130 at March 31, 2022 and December 31, 2021, respectively	5,411,746	5,392,068
Operating lease right-of-use assets	136,207	122,416
Regulatory assets	559,161	565,543
Other	777,694	747,469
Goodwill	82,190	82,190
Total assets	$15,908,429	$15,822,637
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$240,296	$205,544
Interest and dividends payable	33,519	19,889
Deposit liabilities	8,289,272	8,172,212
Short-term borrowings—other than bank	71,491	53,998
Other bank borrowings	137,385	88,305
Long-term debt, net—other than bank	2,316,046	2,321,937
Deferred income taxes	340,246	384,760
Operating lease liabilities	151,832	136,760
Regulatory liabilities	1,003,444	996,768
Defined benefit pension and other postretirement benefit plans liability	341,845	348,072
Other	645,118	669,215
Total liabilities	13,570,494	13,397,460
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 109,431,346 shares and 109,311,785 shares at March 31, 2022 and December 31, 2021, respectively	1,684,547	1,685,496
Retained earnings	788,787	757,921
Accumulated other comprehensive loss, net of tax benefits	(169,692)	(52,533)
Total shareholders’ equity	2,303,642	2,390,884
Total liabilities and shareholders’ equity	$15,908,429	$15,822,637
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2021	109,312	$1,685,496	$757,921	$(52,533)	$2,390,884
Net income for common stock	—	—	69,167	—	69,167
Other comprehensive loss, net of tax benefits	—	—	—	(117,159)	(117,159)
Share-based expenses and other, net	119	(949)	—	—	(949)
Common stock dividends (35¢ per share)	—	—	(38,301)	—	(38,301)
Balance, March 31, 2022	109,431	$1,684,547	$788,787	$(169,692)	$2,303,642
Balance, December 31, 2020	109,181	$1,678,368	$660,398	$(1,264)	$2,337,502
Net income for common stock	—	—	64,358	—	64,358
Other comprehensive income, net of taxes	—	—	—	(44,016)	(44,016)
Share-based expenses and other, net	100	605	—	—	605
Common stock dividends (34¢ per share)	—	—	(37,156)	—	(37,156)
Balance, March 31, 2021	109,281	$1,678,973	$687,600	$(45,280)	$2,321,293
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$69,640	$64,831
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	62,990	61,427
Other amortization	9,425	10,951
Provision for credit losses	(3,263)	(8,435)
Loans originated, held for sale	(73,931)	(162,901)
Proceeds from sale of loans, held for sale	75,629	170,862
Gain on sales of investment securities, net and equity-method investment	(8,123)	(528)
Gain on sale of loans, net	(1,077)	(4,300)
Deferred income taxes	(5,255)	(2,196)
Share-based compensation expense	2,117	2,602
Allowance for equity funds used during construction	(2,409)	(2,191)
Other	(2,552)	(3,519)
Changes in assets and liabilities
Decrease in accounts receivable and unbilled revenues, net	4,454	5,664
Increase in fuel oil stock	(35,333)	(16,400)
Increase in regulatory assets	(5,089)	(14,869)
Increase (decrease) in regulatory liabilities	5,520	(4,716)
Increase in accounts, interest and dividends payable	71,490	7,677
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(14,928)	(25,513)
Decrease in defined benefit pension and other postretirement benefit plans liability	(1,309)	(2,621)
Change in other assets and liabilities	(55,411)	(34,095)
Net cash provided by operating activities	92,585	41,730
Cash flows from investing activities
Available-for-sale investment securities purchased	(291,168)	(781,992)
Principal repayments on available-for-sale investment securities	104,654	184,755
Proceeds from sale of available-for-sale investment securities	—	197,354
Purchases of held-to-maturity investment securities	—	(88,262)
Proceeds from repayments or maturities of held-to-maturity investment securities	4,547	20,185
Purchase of stock from Federal Home Loan Bank	—	(22,296)
Redemption of stock from Federal Home Loan Bank	—	20,976
Net decrease in loans held for investment	28,076	23,922
Capital expenditures	(79,163)	(74,079)
Contributions to low income housing investments	—	(3,205)
Other	5,340	4,622
Net cash used in investing activities	(227,714)	(518,020)
(continued)

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

	Three months ended March 31
(in thousands)	2022	2021
Cash flows from financing activities
Net increase in deposit liabilities	117,060	358,337
Net increase in short-term borrowings with original maturities of three months or less	17,493	35,751
Net increase in other bank borrowings with original maturities of three months or less	49,080	13,015
Repayment of short-term debt	—	(65,000)
Proceeds from issuance of long-term debt	7,312	161,800
Repayment of long-term debt	(13,446)	(50,699)
Withheld shares for employee taxes on vested share-based compensation	(3,065)	(1,997)
Common stock dividends	(38,301)	(37,156)
Preferred stock dividends of subsidiaries	(473)	(473)
Other	(4,377)	(4,621)
Net cash provided by financing activities	131,283	408,957
Net decrease in cash, cash equivalents and restricted cash	(3,846)	(67,333)
Cash, cash equivalents and restricted cash, beginning of period	311,462	358,979
Cash, cash equivalents and restricted cash, end of period	307,616	291,646
Less: Restricted cash	(5,912)	(14,067)
Cash and cash equivalents, end of period	$301,704	$277,579
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands)	2022	2021
Revenues	$708,792	$564,864
Expenses
Fuel oil	221,286	127,427
Purchased power	163,533	142,296
Other operation and maintenance	125,257	114,570
Depreciation	58,471	57,355
Taxes, other than income taxes	66,650	54,102
Total expenses	635,197	495,750
Operating income	73,595	69,114
Allowance for equity funds used during construction	2,409	2,191
Retirement defined benefits credit —other than service costs	990	1,021
Interest expense and other charges, net	(18,326)	(17,983)
Allowance for borrowed funds used during construction	778	747
Income before income taxes	59,446	55,090
Income taxes	12,538	11,233
Net income	46,908	43,857
Preferred stock dividends of subsidiaries	229	229
Net income attributable to Hawaiian Electric	46,679	43,628
Preferred stock dividends of Hawaiian Electric	270	270
Net income for common stock	$46,409	$43,358
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2022	2021
Net income for common stock	$46,409	$43,358
Other comprehensive income, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes of $1,518 and $2,027, respectively	4,376	5,845
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(1,500) and $(2,015), respectively	(4,325)	(5,811)
Other comprehensive income, net of taxes	51	34
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$46,460	$43,392
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	March 31, 2022	December 31, 2021
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,057	$51,937
Plant and equipment	7,796,069	7,735,983
Less accumulated depreciation	(2,985,762)	(2,940,517)
Construction in progress	212,748	204,569
Utility property, plant and equipment, net	5,075,112	5,051,972
Nonutility property, plant and equipment, less accumulated depreciation of $60 and $59 as of March 31, 2022 and December 31, 2021, respectively	6,948	6,949
Total property, plant and equipment, net	5,082,060	5,058,921
Current assets
Cash and cash equivalents	29,055	52,169
Restricted cash	2,140	3,089
Customer accounts receivable, net	181,400	186,859
Accrued unbilled revenues, net	140,005	129,155
Other accounts receivable, net	7,040	7,267
Fuel oil stock, at average cost	139,372	104,078
Materials and supplies, at average cost	72,706	71,877
Prepayments and other	41,415	46,031
Regulatory assets	78,875	66,664
Total current assets	692,008	667,189
Other long-term assets
Operating lease right-of-use assets	114,478	101,470
Regulatory assets	480,286	498,879
Other	166,344	165,166
Total other long-term assets	761,108	765,515
Total assets	$6,535,176	$6,491,625
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 17,753,533 shares at March 31, 2022 and December 31, 2021)	$118,376	$118,376
Premium on capital stock	798,526	798,526
Retained earnings	1,363,211	1,348,277
Accumulated other comprehensive loss, net of tax benefits-retirement benefit plans	(3,229)	(3,280)
Common stock equity	2,276,884	2,261,899
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,624,599	1,624,427
Total capitalization	3,935,776	3,920,619
Commitments and contingencies (Note 3)
Current liabilities
Current portion of operating lease liabilities	39,958	49,368
Current portion of long-term debt, net	51,982	51,975
Short-term borrowings from non-affiliates	6,000	—
Accounts payable	168,189	160,007
Interest and preferred dividends payable	28,154	17,325
Taxes accrued, including revenue taxes	181,324	208,280
Regulatory liabilities	29,928	29,760
Other	80,218	71,569
Total current liabilities	585,753	588,284
Deferred credits and other liabilities
Operating lease liabilities	88,689	65,780
Deferred income taxes	406,324	408,634
Regulatory liabilities	973,516	967,008
Unamortized tax credits	101,967	103,945
Defined benefit pension and other postretirement benefit plans liability	315,675	321,780
Other	127,476	115,575
Total deferred credits and other liabilities	2,013,647	1,982,722
Total capitalization and liabilities	$6,535,176	$6,491,625
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2021	17,753	$118,376	$798,526	$1,348,277	$(3,280)	$2,261,899
Net income for common stock	—	—	—	46,409	—	46,409
Other comprehensive income, net of taxes	—	—	—	—	51	51
Common stock dividends	—	—	—	(31,475)	—	(31,475)
Balance, March 31, 2022	17,753	$118,376	$798,526	$1,363,211	$(3,229)	$2,276,884
Balance, December 31, 2020	17,324	$115,515	$746,987	$1,282,335	$(2,919)	$2,141,918
Net income for common stock	—	—	—	43,358	—	43,358
Other comprehensive income, net of taxes	—	—	—	—	34	34
Common stock dividends	—	—	—	(27,925)	—	(27,925)
Balance, March 31, 2021	17,324	$115,515	$746,987	$1,297,768	$(2,885)	$2,157,385
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$46,908	$43,857
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	58,471	57,355
Other amortization	6,355	6,577
Deferred income taxes	(6,021)	(4,671)
State refundable credit	(2,759)	(2,662)
Bad debt expense	1,619	457
Allowance for equity funds used during construction	(2,409)	(2,191)
Other	(2)	(1)
Changes in assets and liabilities
Decrease in accounts receivable	16,236	6,078
Increase in accrued unbilled revenues	(10,825)	(427)
Increase in fuel oil stock	(35,294)	(16,450)
Increase in materials and supplies	(829)	(2,382)
Increase in regulatory assets	(5,089)	(14,869)
Increase (decrease) in regulatory liabilities	5,520	(4,716)
Increase in accounts payable	29,624	6,254
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(16,080)	(24,802)
Decrease in defined benefit pension and other postretirement benefit plans liability	(1,206)	(1,434)
Change in other assets and liabilities	(7,444)	(14,012)
Net cash provided by operating activities	76,775	31,961
Cash flows from investing activities
Capital expenditures	(76,358)	(70,361)
Other	1,494	1,863
Net cash used in investing activities	(74,864)	(68,498)
Cash flows from financing activities
Common stock dividends	(31,475)	(27,925)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(499)	(499)
Repayment of short-term debt	—	(50,000)
Proceeds from issuance of long-term debt	—	115,000
Net increase in short-term borrowings from non-affiliates and affiliates with original maturities of three months or less	6,000	—
Other	—	(116)
Net cash provided by (used in) financing activities	(25,974)	36,460
Net decrease in cash, cash equivalents and restricted cash	(24,063)	(77)
Cash, cash equivalents and restricted cash, beginning of period	55,258	63,326
Cash, cash equivalents and restricted cash, end of period	31,195	63,249
Less: Restricted cash	(2,140)	(11,506)
Cash and cash equivalents, end of period	$29,055	$51,743
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 · Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited condensed consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in HEI’s and Hawaiian Electric’s Form 10-K for the year ended December 31, 2021.
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of March 31, 2022 and December 31, 2021 and the results of their operations and cash flows for the three months ended March 31, 2022 and 2021. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
Recent accounting pronouncements.
Credit Losses. In March 2022, Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” which eliminates the accounting guidance for Troubled Debt Restructurings (TDRs) by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. The amendments in this update also require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments-Credit Losses-Measured at Amortized Cost.” Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 325-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit-quality indicator and class of financing receivable by year of origination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. ASB is assessing the requirements of the ASU.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 2 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended March 31, 2022
Revenues from external customers	$708,788	$75,115	$1,165	$785,068
Intersegment revenues (eliminations)	4	—	(4)	—
Revenues	$708,792	$75,115	$1,161	$785,068
Income (loss) before income taxes	$59,446	$30,215	$(2,181)	$87,480
Income taxes (benefit)	12,538	6,345	(1,043)	17,840
Net income (loss)	46,908	23,870	(1,138)	69,640
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$46,409	$23,870	$(1,112)	$69,167
Total assets (at March 31, 2022)	$6,535,176	$9,252,325	$120,928	$15,908,429
Three months ended March 31, 2021
Revenues from external customers	$564,855	$77,131	$960	$642,946
Intersegment revenues (eliminations)	9	—	(9)	—
Revenues	$564,864	$77,131	$951	$642,946
Income (loss) before income taxes	$55,090	$37,102	$(11,996)	$80,196
Income taxes (benefit)	11,233	7,546	(3,414)	15,365
Net income (loss)	43,857	29,556	(8,582)	64,831
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$43,358	$29,556	$(8,556)	$64,358
Total assets (at December 31, 2021)	$6,491,625	$9,181,603	$149,409	$15,822,637

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
Power purchase agreements.  As of March 31, 2022, the Utilities had five PPAs for firm capacity (including the Puna Geothermal Venture (PGV) PPA that went offline in May 2018 due to lava flow on Hawaii Island, but returned to service with firm capacity of 13.0 MW in the first quarter of 2021, ramped up to 23.9 MW in the second quarter of 2021, and continued to provide capacity at the same level to date) and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
Pursuant to the current accounting standards for VIEs, the Utilities are deemed to have a variable interest in Kalaeloa Partners, L.P. (Kalaeloa), AES Hawaii, Inc. (AES Hawaii) and Hamakua Energy by reason of the provisions of the PPA that the Utilities have with the three IPPs. However, management has concluded that the Utilities are not the primary beneficiary of Kalaeloa, AES Hawaii and Hamakua Energy because the Utilities do not have the power to direct the activities that most significantly impact the three IPPs’ economic performance nor the obligation to absorb their expected losses, if any, that could potentially be significant to the IPPs. Thus, the Utilities have not consolidated Kalaeloa, AES Hawaii and Hamakua Energy in its condensed consolidated financial statements. However, Hamakua Energy is an indirect subsidiary of Pacific Current and is consolidated in HEI’s condensed consolidated financial statements.
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
Power purchase agreements.  Purchases from all IPPs were as follows:

	Three months ended March 31
(in millions)	2022	2021
Kalaeloa	$60	$37
AES Hawaii	27	30
HPOWER	19	17
Hamakua Energy	16	11
Puna Geothermal Venture	10	4
Wind IPPs	18	29
Solar IPPs	13	12
Other IPPs [1]	1	2
Total IPPs	$164	$142
1Includes hydro power and other PPAs
Kalaeloa Partners, L.P.  Under a 1988 PPA, as amended, Hawaiian Electric is committed to purchase 208 MW of firm capacity from Kalaeloa. In October 2021, Hawaiian Electric and Kalaeloa signed the Amended and Restated Power Purchase Agreement for Firm Dispatchable Capacity and Energy (Amended and Restated PPA) to extend the PPA for an additional term of 10 years. In November 2021, Hawaiian Electric submitted an application for approval of the Amended and Restated PPA to the PUC, which is pending approval before the PUC. The price of purchases from Kalaeloa in the first quarter of 2022 have increased 62% over the first quarter of 2021, primarily due to increased fuel oil cost.

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
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in an amended and restated PPA between Hawaii Electric Light and Hu Honua dated May 9, 2017. In July 2017, the PUC approved the amended and restated PPA, which becomes effective once the PUC’s order is final and non-appealable. In August 2017, the PUC’s approval was appealed by a third party. On May 10, 2019, the Hawaii Supreme Court issued a decision remanding the matter to the PUC for further proceedings consistent with the court’s decision, which must include express consideration of greenhouse gas (GHG) emissions that would result from approving the PPA, whether the cost of energy under the PPA is reasonable in light of the potential for GHG emissions, and whether the terms of the PPA are prudent and in the public interest, in light of its potential hidden and long-term consequences. As a result, the PUC reopened the docket for further proceedings, including re-examining all of the issues in the proceedings. On July 9, 2020, the PUC issued an order denying Hawaii Electric Light’s request to waive the amended and restated PPA from the PUC’s competitive bidding requirements and therefore, dismissed the request for approval of the amended and restated PPA without prejudice to possible participation in any future competitive bidding process. On September 9, 2020, the PUC denied Hu Honua’s motion for reconsideration of the PUC’s order. Hu Honua filed its notice of appeal to the Hawaii Supreme Court of the PUC’s order denying Hu Honua’s motion for reconsideration. On May 24, 2021, the Hawaii Supreme Court vacated the PUC’s decision and remanded the matter back to the PUC for further proceedings. On June 30, 2021, the PUC issued an order reopening the docket consistent with the Hawaii Supreme Court’s order. A contested case hearing was held in March 2022. The matter is currently with the PUC for decision making.
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
Fuels barging contract. On August 23, 2021, the Utilities entered into a five-year inter-island fuel transportation contract with Sause Bros., Inc. On December 23, 2021, the PUC issued an interim D&O approving the inter-island fuels transportation contract and recovery of associated costs on an interim basis. The interim decision is effective until the PUC issues its final D&O in the proceeding. The Utility recorded a lease liability of $32 million in connection with the contract, which commenced in January 2022 with an estimated annual base rent of $6.2 million.
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
In February 2019, the PUC approved a methodology for passing the future cost saving benefits of the new ERP/EAM system to customers developed by the Utilities in collaboration with the Consumer Advocate. The Utilities filed a benefits clarification document on June 10, 2019, reflecting $150 million in future net O&M expense reductions and cost avoidance, and $96 million in capital cost reductions and tax savings over the 12-year service life. To the extent the reduction in O&M expense relates to amounts reflected in electric rates, the Utilities would reduce future rates for such amounts. In October 2019, the PUC approved the Utilities and the Consumer Advocate’s Stipulated Performance Metrics and Tracking Mechanism. As of March 31, 2022, the Utilities’ regulatory liability was $9.1 million ($5.1 million for Hawaiian Electric, $1.6 million for Hawaii

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Electric Light and $2.4 million for Maui Electric) for the O&M expense savings that are being amortized or to be included in future rates. As part of the settlement agreement approved in the Hawaiian Electric 2020 test year rate case, the regulatory liability for Hawaiian Electric will be amortized over five years, beginning in November 2020, and the O&M benefits for Hawaiian Electric was considered flowed through to customers.
On July 7, 2021, the PUC issued an order modifying the reporting frequency of the Semi-Annual Enterprise System Benefits (SAESB) reports to an Annual Enterprise System Benefits (AESB) report on the achieved benefits savings. The most recent SAESB report was filed on February 14, 2022 for the period January 1 through December 31, 2021.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985 and left the property in 1987. The federal Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the Department of Health of State of Hawaii (DOH) and EPA, Maui Electric further investigated the Site and the adjacent parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.7 million as of March 31, 2022, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the adjacent parcel based on presently available information; however, final costs of remediation will depend on the cleanup approach implemented.
Additionally, on November 24, 2021, the current landowners of the Site, Misaki’s, Inc., filed a lawsuit against Hawaiian Electric (as alleged successor in interest to Molokai Electric, the prior owner of the Site) in the Circuit Court of the Second Circuit of the State of Hawaii (removed to the U.S. District Court for the District of Hawaii). The complaint which was subsequently amended to include Maui Electric, alleges that Hawaiian Electric is responsible for remediation of the Site based on the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and the Hawaii Environmental Response Law under Hawaii Revised Statutes Chapter 128D, as well as being liable on contractual claims related to a short leaseback period during the transition of ownership from Molokai Electric. At this time, the Utilities are unable to determine the ultimate outcome of the lawsuit or the amount of any possible loss. The Utilities intend to vigorously defend the action.
Pearl Harbor sediment study. In July 2014, the U.S. Navy notified Hawaiian Electric of the Navy’s determination that Hawaiian Electric is a Potentially Responsible Party under CERCLA responsible for the costs of investigation and cleanup of PCB contamination in sediment in the area offshore of the Waiau Power Plant as part of the Pearl Harbor Superfund Site. Hawaiian Electric was also required by the EPA to assess potential sources and extent of PCB contamination onshore at Waiau Power Plant.
As of March 31, 2022, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $10.1 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
Regulatory proceedings
Decoupling. Decoupling is a regulatory model that is intended to provide the Utilities with financial stability and facilitate meeting the State of Hawaii’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio standard. Decoupling delinks the utility’s revenues from the utility’s sales, removing the disincentive to promote energy efficiency and accept more renewable energy. Decoupling continues under the PBR Framework.
Performance-based regulation framework. On December 23, 2020, the PUC issued a D&O (PBR D&O) establishing a new PBR Framework to govern the Utilities. The PBR Framework incorporates an annual revenue adjustment (ARA) and a suite of new regulatory mechanisms in addition to previously established regulatory mechanisms. Under the PBR Framework, the decoupling mechanism (i.e., the Revenue Balancing Account (RBA)) established by the previous regulatory framework will

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
continue. The existing cost recovery mechanisms will continue as currently implemented (i.e., the Energy Cost Recovery Clause (ECRC), Purchased Power Adjustment Clause (PPAC), Demand Side Management surcharge (DSM), Renewable Energy Infrastructure Program (REIP), Demand Response Adjustment Clause (DRAC), Pension and Other Post-Employment Benefits (OPEB) tracking mechanisms). In addition to annual revenues provided by the ARA, the Utilities may seek relief for extraordinary projects or programs through the Exceptional Project Recovery Mechanism (EPRM) (formerly known as the Major Project Interim Recovery adjustment mechanism) and earn financial rewards for exemplary performance as provided through a portfolio of Performance Incentive Mechanisms (PIMs) and Shared Savings Mechanisms (SSMs). The PBR Framework incorporates a variety of additional performance mechanisms, including Scorecards, Reported Metrics, and an expedited Pilot Process. The PBR Framework also contains a number of safeguards, including a symmetric Earnings Sharing Mechanism (ESM) which protects the Utilities and customers from excessive earnings or losses, as measured by the Utilities’ achieved rate-making ROACE and a Re-Opener mechanism, under which the PUC will open an examination, at its discretion, to determine if adjustments or modifications to specific PBR mechanisms are appropriate. The new PBR Framework became fully effective on June 1, 2021.
On September 17, 2021, the PUC issued an order introducing the PUC staff’s proposal for the development of new PIMs to address the following areas of concern:
•Grid reliability,
•Timely retirement of fossil fuel generation units,
•Interconnection of large-scale renewable energy projects,
•Cost control for fossil fuel, purchased power, and other non-ARA costs, and
•Expedient utilization of grid services from demand-side resources
The order also established a procedural schedule, including technical conferences, statements of position, and a PUC hearing, to govern the PBR Working Group’s review and development of the new PIMs. On March 10, 2022, the PUC issued an order modifying the procedural schedule. In accordance with the modified procedural schedule, the PBR Parties filed final statements of position on April 8, 2022. The PUC hearing was held on April 26 to 27, 2022.
Revenue adjustment mechanism. Prior to the implementation of the PBR Framework, the RAM was a major component of the previously established regulatory framework. The RAM was based on the lesser of: a) an inflationary adjustment for certain O&M expenses and return on investment for certain rate base changes, or b) cumulative annual compounded increase in Gross Domestic Product Price Index applied to annualized target revenues (the RAM Cap). All Utilities were limited to the RAM Cap in 2020. Under the PBR Framework, the ARA mechanism replaced the RAM, and became effective on June 1, 2021. RAM revenue adjustments approved by the PUC in 2020 will continue to be included in the RBA provision’s target revenue and RBA rate adjustment unless modified with PUC approval.
Annual revenue adjustment mechanism. The PBR Framework established a five-year multi-year rate period during which there will be no general rate cases. Target revenues will be adjusted according to an index-driven ARA based on (i) an inflation factor, (ii) a predetermined X-factor to encompass productivity, which is set at zero, (iii) a Z-factor to account for exceptional circumstances not in the Utilities’ control and (iv) a customer dividend consisting of a negative adjustment of 0.22% of adjusted revenue requirements compounded annually and a flow through of the “pre-PBR” savings commitment from the management audit recommendations developed in a prior docket at a rate of $6.6 million per year from 2021 to 2025. The implementation of the ARA occurred on June 1, 2021.
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
Exceptional project recovery mechanism. Prior to the implementation of the PBR Framework, the PUC established the Major Project Interim Recovery (MPIR) adjustment mechanism and MPIR Guidelines. The MPIR mechanism provides the opportunity to recover revenues for net costs of approved eligible projects placed in service between general rate cases. In establishing the PBR Framework, the MPIR Guidelines were terminated and replaced with the EPRM Guidelines. Although the MPIR Guidelines were terminated and replaced by the EPRM Guidelines, the MPIR mechanism will continue within the PBR Framework to provide recovery of project costs previously approved for recovery under the MPIR. The newly established EPRM Guidelines permit the Utilities to include the full amount of approved costs in the EPRM for recovery in the first year the project goes into service, pro-rated for the portion of the year the project is in service. Deferred and O&M expense projects

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
are also eligible for EPRM recovery under the EPRM Guidelines. EPRM recoverable costs will be limited to the lesser of actual incurred project costs or PUC‑approved amounts, net of savings.
As of March 31, 2022, the Utilities submitted 2022 MPIR amounts totaling $25.9 million, including revenue taxes, for the Schofield Generating Station ($16.5 million), West Loch PV Project ($3.3 million), and Grid Modernization Strategy (GMS) Phase 1 project ($6.1 million for all three utilities) for the accrual of revenues effective January 1, 2022, that included the 2022 return on project amount (based on approved amounts) in rate base, depreciation and incremental O&M expenses. Subject to PUC approval, the Utilities will begin recovery of the annualized 2022 MPIR amounts effective June 1, 2022 through the RBA rate adjustment.
As of March 31, 2022, the PUC approved two EPRM projects totaling $41 million to the extent that the project costs are not included in rates. Currently, the Utilities are seeking EPRM recovery of five projects with total project costs of $264 million, subject to PUC approval.
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
On November 12, 2021, the Utilities requested PUC approval of their proposed Pilot Process Workplan to guide the development of pilot projects over the next three years. A PUC order on the Workplan is pending.
On February 28, 2022, the Utilities filed their first annual Pilot Update report covering pilot projects approved through the Pilot Process framework. The Pilot Update reported on approximately $0.1 million of 2021 deferred costs to be reviewed by the PUC in their review of the Utilities’ proposed adjustments to target revenue in the 2022 spring revenue report.
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
•Service Reliability Performance measured by System Average Interruption Duration and Frequency Indexes (penalties only). Target performance is based on each utility’s historical 10-year average performance with a deadband of one standard deviation. The maximum penalty for each performance index is 20 basis points applied to the common equity share of each respective utility’s approved rate base (or maximum penalties of approximately $6.8 million - for both indices in total for the three utilities). For the 2021 evaluation period, the Utilities earned $0.2 million in penalties.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
approval of the PPAs. Based on the seven PPAs approved in 2019, the Utilities recognized $1.7 million in 2019 with the remaining award to be recognized in the year following the in-service date of the projects, which is estimated to occur from 2023 to 2024.
•Phase 2 RFP PIMs. The PUC order issued on October 9, 2019 establishes pricing thresholds, timelines to complete contracting, and other performance criteria for the performance incentive eligibility. The PIMs provide incentives only without penalties. On July 9, 2020, the Utilities filed two Grid Services Purchase Agreements (GSPA) for the Grid Service RFP that potentially qualify for a demand response PIM; however, details of the incentive metrics will be determined by the PUC. On September 15, 2020, the Utilities filed a PPA that qualified for a PIM incentive and on February 16, 2021, the Utilities filed one additional PPA that qualified for a declining PIM incentive. The PUC approved two PPAs in September 2021 and November 2021 and two GSPAs on December 31, 2020. For the 2021 evaluation period, the Utilities earned $0.1 million in rewards related to the two PPAs.
•The PUC established the following two new PIMs in its PBR D&O, which were approved in an order issued on March 23, 2021 and became effective on June 1, 2021.
•Renewable portfolio standard (RPS)-A PIM that provides a financial reward for accelerating the achievement of RPS goals. The Utilities may earn a reward for the amount of system generation above the interpolated statutory RPS goal at $20/MWh in 2021 and 2022, $15/MWh in 2023, and $10/MWh for the remainder of the multi-year rate period (MRP). Penalties are already prescribed in the RPS as $20/MWh for failing to meet RPS targets in 2030, 2040 and 2045. The evaluation period commenced on January 1, 2021. For the 2021 evaluation period, the Utilities earned $1.0 million in rewards.
•Grid Services Procurement PIM that provides financial rewards for grid services acquired in 2021 and 2022. The Utilities can earn a total maximum reward of $1.5 million over 2021 and 2022. The evaluation period commenced on January 1, 2021.
•The PUC also established the following three new PIMs in its PBR D&O, which were approved by the PUC on May 17, 2021 and became effective on June 1, 2021.
•Interconnection Approval PIM that provides financial rewards and penalties for interconnection times for distributed energy resources systems <100 kW in size. The Utilities can earn a total annual maximum reward of $3.0 million or a total annual maximum penalty of $0.9 million. For the 2021 evaluation period, the Utilities earned $2.8 million in rewards.
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
For the 2021 evaluation period, the Utilities accrued $3.7 million ($2.8 million for Hawaiian Electric, $0.4 million for Hawaii Electric Light and $0.5 million for Maui Electric) in rewards net of penalties. The net rewards related to 2021 were reflected in the 2021 fall revenue report and 2022 spring revenue report filings.
Annual review cycle. PBR D&O established an annual review cycle for revenue adjustments under the PBR Framework, including the biannual submission of the revenue reports. The Utilities filed the spring revenue report on March 31, 2022, which is subject to PUC approval.

The net incremental amounts between the 2021 fall and 2022 spring revenue reports are proposed to be collected (refunded) from June 1, 2022 through May 31, 2023 as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
Incremental accrued RBA balance through September 30, 2021 (and associated revenue taxes)	$(5.7)	$2.1	$(4.7)	$(8.3)
Incremental Performance Incentive Mechanisms (net)	1.9	0.4	0.4	2.7
Incremental MPIR/EPRM Revenue Adjustment	1.3	0.8	0.7	2.8
Other	(0.1)	—	—	$(0.1)
Net incremental amount to be collected under the RBA rate tariffs	$(2.6)	$3.3	$(3.6)	$(2.9)

Regulatory assets for COVID-19 related costs. On May 4, 2020, the PUC issued an order, authorizing all utilities, including the Utilities, to establish regulatory assets to record costs resulting from the suspension of disconnections of service during the pendency of the Governor’s Emergency Proclamation and until otherwise ordered by the PUC. In future proceedings, the PUC will consider the reasonableness of the costs, the appropriate period of recovery, any amount of carrying costs thereon, and any savings directly attributable to suspension of disconnects, and other related matters. As part of the order, the PUC prohibits the Utilities from charging late payment fees on past due payments. As the moratorium on customer disconnections ended on May 31, 2021, the Utilities have resumed charging late payment fees in July 2021. Pursuant to PUC orders, the deferral of COVID-19 related costs by the Utilities ended on December 31, 2020. On October 1, 2021, the PUC approved the Utilities’ request to extend the deferral period to December 31, 2021. In December 2021, to keep customers connected and provide some relief to customers experiencing financial difficulty during the pandemic, the Utilities committed to issuing $2 million in bill credits to qualified customers. The Utilities will not seek recovery for the issued bill credits, resulting in a reduction to the cumulative deferred costs. As of March 31, 2022, the Utilities had recorded a total of $27.8 million in regulatory assets pursuant to the orders.
Condensed consolidating financial information. Condensed consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the three month periods ended March 31, 2022 and 2021, and as of March 31, 2022 and December 31, 2021.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended March 31, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$500,242	108,528	100,028	—	(6)	$708,792
Expenses
Fuel oil	154,425	25,251	41,610	—	—	221,286
Purchased power	124,183	30,712	8,638	—	—	163,533
Other operation and maintenance	83,656	20,214	21,387	—	—	125,257
Depreciation	39,484	10,351	8,636	—	—	58,471
Taxes, other than income taxes	47,274	10,032	9,344	—	—	66,650
Total expenses	449,022	96,560	89,615	—	—	635,197
Operating income	51,220	11,968	10,413	—	(6)	73,595
Allowance for equity funds used during construction	1,990	193	226	—	—	2,409
Equity in earnings of subsidiaries	13,661	—	—	—	(13,661)	—
Retirement defined benefits credit (expense)—other than service costs	855	167	(32)	—	—	990
Interest expense and other charges, net	(13,093)	(2,609)	(2,630)	—	6	(18,326)
Allowance for borrowed funds used during construction	651	60	67	—	—	778
Income before income taxes	55,284	9,779	8,044	—	(13,661)	59,446
Income taxes	8,605	2,268	1,665	—	—	12,538
Net income	46,679	7,511	6,379	—	(13,661)	46,908
Preferred stock dividends of subsidiaries	—	134	95	—	—	229
Net income attributable to Hawaiian Electric	46,679	7,377	6,284	—	(13,661)	46,679
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$46,409	7,377	6,284	—	(13,661)	$46,409

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended March 31, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$46,409	7,377	6,284	—	(13,661)	$46,409
Other comprehensive income, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes	4,376	670	603	—	(1,273)	4,376
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(4,325)	(670)	(603)	—	1,273	(4,325)
Other comprehensive income, net of taxes	51	—	—	—	—	51
Comprehensive income attributable to common shareholder	$46,460	7,377	6,284	—	(13,661)	$46,460

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended March 31, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$400,554	85,149	79,181	—	(20)	$564,864
Expenses
Fuel oil	88,728	16,485	22,214	—	—	127,427
Purchased power	108,604	21,597	12,095	—	—	142,296
Other operation and maintenance	77,335	17,912	19,323	—	—	114,570
Depreciation	38,914	10,048	8,393	—	—	57,355
Taxes, other than income taxes	38,627	7,993	7,482	—	—	54,102
Total expenses	352,208	74,035	69,507	—	—	495,750
Operating income	48,346	11,114	9,674	—	(20)	69,114
Allowance for equity funds used during construction	1,748	132	311	—	—	2,191
Equity in earnings of subsidiaries	12,510	—	—	—	(12,510)	—
Retirement defined benefits credit (expense)—other than service costs	886	168	(33)	—	—	1,021
Interest expense and other charges, net	(12,832)	(2,581)	(2,590)	—	20	(17,983)
Allowance for borrowed funds used during construction	591	44	112	—	—	747
Income before income taxes	51,249	8,877	7,474	—	(12,510)	55,090
Income taxes	7,621	2,051	1,561	—	—	11,233
Net income	43,628	6,826	5,913	—	(12,510)	43,857
Preferred stock dividends of subsidiaries	—	134	95	—	—	229
Net income attributable to Hawaiian Electric	43,628	6,692	5,818	—	(12,510)	43,628
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$43,358	6,692	5,818	—	(12,510)	$43,358

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended March 31, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$43,358	6,692	5,818	—	(12,510)	$43,358
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	5,845	835	761	—	(1,596)	5,845
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(5,811)	(834)	(761)	—	1,595	(5,811)
Other comprehensive income, net of taxes	34	1	—	—	(1)	34
Comprehensive income attributable to common shareholder	$43,392	6,693	5,818	—	(12,511)	$43,392

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
March 31, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi- diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,857	5,606	3,594	—	—	$52,057
Plant and equipment	5,144,377	1,394,875	1,256,817	—	—	7,796,069
Less accumulated depreciation	(1,788,280)	(627,421)	(570,061)	—	—	(2,985,762)
Construction in progress	164,073	19,691	28,984	—	—	212,748
Utility property, plant and equipment, net	3,563,027	792,751	719,334	—	—	5,075,112
Nonutility property, plant and equipment, less accumulated depreciation	5,301	115	1,532	—	—	6,948
Total property, plant and equipment, net	3,568,328	792,866	720,866	—	—	5,082,060
Investment in wholly owned subsidiaries, at equity	681,998	—	—	—	(681,998)	—
Current assets
Cash and cash equivalents	19,894	6,017	3,067	77	—	29,055
Restricted cash	2,140	—	—	—	—	2,140
Advances to affiliates	5,000	—	12,800	—	(17,800)	—
Customer accounts receivable, net	128,263	27,735	25,402	—	—	181,400
Accrued unbilled revenues, net	98,511	21,235	20,259	—	—	140,005
Other accounts receivable, net	15,846	5,128	4,269	—	(18,203)	7,040
Fuel oil stock, at average cost	105,780	13,895	19,697	—	—	139,372
Materials and supplies, at average cost	42,852	9,673	20,181	—	—	72,706
Prepayments and other	29,677	4,602	5,883	—	1,253	41,415
Regulatory assets	69,638	4,877	4,360	—	—	78,875
Total current assets	517,601	93,162	115,918	77	(34,750)	692,008
Other long-term assets
Operating lease right-of-use assets	61,826	38,368	14,284	—	—	114,478
Regulatory assets	325,063	78,877	76,346	—	—	480,286
Other	128,934	18,620	19,607	—	(817)	166,344
Total other long-term assets	515,823	135,865	110,237	—	(817)	761,108
Total assets	$5,283,750	1,021,893	947,021	77	(717,565)	$6,535,176
Capitalization and liabilities
Capitalization
Common stock equity	$2,276,884	336,177	345,744	77	(681,998)	$2,276,884
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,136,739	234,413	253,447	—	—	1,624,599
Total capitalization	3,435,916	577,590	604,191	77	(681,998)	3,935,776
Current liabilities
Current portion of operating lease liabilities	31,078	6,370	2,510	—	—	39,958
Current portion of long-term debt	39,986	11,996	—	—	—	51,982
Short-term borrowings from non-affiliates	6,000	—	—	—	—	6,000
Short-term borrowings from affiliate	12,800	5,000	—	—	(17,800)	—
Accounts payable	124,463	22,175	21,551	—	—	168,189
Interest and preferred dividends payable	20,057	3,687	4,414	—	(4)	28,154
Taxes accrued, including revenue taxes	125,425	29,109	25,537	—	1,253	181,324
Regulatory liabilities	19,416	5,495	5,017	—	—	29,928
Other	60,491	18,869	19,214	—	(18,356)	80,218
Total current liabilities	439,716	102,701	78,243	—	(34,907)	585,753
Deferred credits and other liabilities
Operating lease liabilities	44,785	32,066	11,838	—	—	88,689
Deferred income taxes	289,376	52,859	64,089	—	—	406,324
Regulatory liabilities	702,745	178,224	92,547	—	—	973,516
Unamortized tax credits	74,821	13,927	13,219	—	—	101,967
Defined benefit pension and other postretirement benefit plans liability	216,181	47,842	52,312	—	(660)	315,675
Other	80,210	16,684	30,582	—	—	127,476
Total deferred credits and other liabilities	1,408,118	341,602	264,587	—	(660)	2,013,647
Total capitalization and liabilities	$5,283,750	1,021,893	947,021	77	(717,565)	$6,535,176

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,737	5,606	3,594	—	—	$51,937
Plant and equipment	5,097,033	1,390,361	1,248,589	—	—	7,735,983
Less accumulated depreciation	(1,757,096)	(619,991)	(563,430)	—	—	(2,940,517)
Construction in progress	159,854	17,129	27,586	—	—	204,569
Utility property, plant and equipment, net	3,542,528	793,105	716,339	—	—	5,051,972
Nonutility property, plant and equipment, less accumulated depreciation	5,302	115	1,532	—	—	6,949
Total property, plant and equipment, net	3,547,830	793,220	717,871	—	—	5,058,921
Investment in wholly owned subsidiaries, at equity	676,237	—	—	—	(676,237)	—
Current assets
Cash and cash equivalents	23,344	5,326	23,422	77	—	52,169
Restricted cash	3,089	—	—	—	—	3,089
Advances to affiliates	1,000	—	—	—	(1,000)	—
Customer accounts receivable, net	135,949	28,469	22,441	—	—	186,859
Accrued unbilled revenues, net	92,469	19,529	17,157	—	—	129,155
Other accounts receivable, net	18,624	3,347	3,031	—	(17,735)	7,267
Fuel oil stock, at average cost	71,184	12,814	20,080	—	—	104,078
Materials and supplies, at average cost	42,006	9,727	20,144	—	—	71,877
Prepayments and other	32,140	6,052	7,114	—	725	46,031
Regulatory assets	58,695	3,051	4,918	—	—	66,664
Total current assets	478,500	88,315	118,307	77	(18,010)	667,189
Other long-term assets
Operating lease right-of-use assets	78,710	22,442	318	—	—	101,470
Regulatory assets	337,903	81,645	79,331	—	—	498,879
Other	130,546	17,124	18,510	—	(1,014)	165,166
Total other long-term assets	547,159	121,211	98,159	—	(1,014)	765,515
Total assets	$5,249,726	1,002,746	934,337	77	(695,261)	$6,491,625
Capitalization and liabilities
Capitalization
Common stock equity	$2,261,899	332,900	343,260	77	(676,237)	$2,261,899
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,136,620	234,390	253,417	—	—	1,624,427
Total capitalization	3,420,812	574,290	601,677	77	(676,237)	3,920,619
Current liabilities
Current portion of operating lease liabilities	45,955	3,378	35	—	—	49,368
Current portion of long-term debt	39,981	11,994	—	—	—	51,975
Short-term borrowings-affiliate	—	1,000	—	—	(1,000)	—
Accounts payable	111,024	26,139	22,844	—	—	160,007
Interest and preferred dividends payable	12,442	2,617	2,269	—	(3)	17,325
Taxes accrued, including revenue taxes	143,723	33,153	30,679	—	725	208,280
Regulatory liabilities	22,240	3,247	4,273	—	—	29,760
Other	56,752	14,158	18,540	—	(17,881)	71,569
Total current liabilities	432,117	95,686	78,640	—	(18,159)	588,284
Deferred credits and other liabilities
Operating lease liabilities	46,426	19,063	291	—	—	65,780
Deferred income taxes	291,027	53,298	64,309	—	—	408,634
Regulatory liabilities	695,152	179,267	92,589	—	—	967,008
Unamortized tax credits	76,201	14,212	13,532	—	—	103,945
Defined benefit pension and other postretirement benefit plans liability	220,480	48,900	53,257	—	(857)	321,780
Other	67,511	18,030	30,042	—	(8)	115,575
Total deferred credits and other liabilities	1,396,797	332,770	254,020	—	(865)	1,982,722
Total capitalization and liabilities	$5,249,726	1,002,746	934,337	77	(695,261)	$6,491,625

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Three months ended March 31, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2021	$2,261,899	332,900	343,260	77	(676,237)	$2,261,899
Net income for common stock	46,409	7,377	6,284	—	(13,661)	46,409
Other comprehensive income, net of taxes	51	—	—	—	—	51
Common stock dividends	(31,475)	(4,100)	(3,800)	—	7,900	(31,475)
Balance, March 31, 2022	$2,276,884	336,177	345,744	77	(681,998)	$2,276,884

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Three months ended March 31, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2020	$2,141,918	317,451	309,363	77	(626,891)	$2,141,918
Net income for common stock	43,358	6,692	5,818	—	(12,510)	43,358
Other comprehensive income, net of taxes	34	1	—	—	(1)	34
Common stock dividends	(27,925)	(3,650)	(3,776)	—	7,426	(27,925)
Balance, March 31, 2021	$2,157,385	320,494	311,405	77	(631,976)	$2,157,385

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$55,669	15,778	13,228	—	(7,900)	$76,775
Cash flows from investing activities
Capital expenditures	(44,084)	(15,133)	(17,141)	—	—	(76,358)
Advances to affiliates	(4,000)	—	(12,800)	—	16,800	—
Other	961	280	253	—	—	1,494
Net cash used in investing activities	(47,123)	(14,853)	(29,688)	—	16,800	(74,864)
Cash flows from financing activities
Common stock dividends	(31,475)	(4,100)	(3,800)	—	7,900	(31,475)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(270)	(134)	(95)	—	—	(499)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	18,800	4,000	—	—	(16,800)	6,000
Net cash used in financing activities	(12,945)	(234)	(3,895)	—	(8,900)	(25,974)
Net increase (decrease) in cash and cash equivalents	(4,399)	691	(20,355)	—	—	(24,063)
Cash, cash equivalents and restricted cash, beginning of period	26,433	5,326	23,422	77	—	55,258
Cash, cash equivalents and restricted cash, end of period	22,034	6,017	3,067	77	—	31,195
Less: Restricted cash	(2,140)	—	—	—	—	(2,140)
Cash and cash equivalents, end of period	$19,894	6,017	3,067	77	—	$29,055

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 4 · Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income and Comprehensive Income Data

	Three months ended March 31
(in thousands)	2022	2021
Interest and dividend income
Interest and fees on loans	$46,005	$49,947
Interest and dividends on investment securities	13,984	8,673
Total interest and dividend income	59,989	58,620
Interest expense
Interest on deposit liabilities	947	1,462
Interest on other borrowings	5	27
Total interest expense	952	1,489
Net interest income	59,037	57,131
Provision for credit losses	(3,263)	(8,435)
Net interest income after provision for credit losses	62,300	65,566
Noninterest income
Fees from other financial services	5,587	5,073
Fee income on deposit liabilities	4,691	3,863
Fee income on other financial products	2,718	2,442
Bank-owned life insurance	681	2,561
Mortgage banking income	1,077	4,300
Gain on sale of real estate	1,002	—
Gain on sale of investment securities, net	—	528
Other income, net	372	272
Total noninterest income	16,128	19,039
Noninterest expense
Compensation and employee benefits	27,215	28,037
Occupancy	5,952	4,969
Data processing	4,151	4,351
Services	2,439	2,862
Equipment	2,329	2,222
Office supplies, printing and postage	1,060	1,044
Marketing	1,018	648
FDIC insurance	808	816
Other expense	3,241	2,554
Total noninterest expense	48,213	47,503
Income before income taxes	30,215	37,102
Income taxes	6,345	7,546
Net income	23,870	29,556
Other comprehensive loss, net of tax benefits	(122,441)	(45,754)
Comprehensive income (loss)	$(98,571)	$(16,198)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Reconciliation to amounts per HEI Condensed Consolidated Statements of Income*:

	Three months ended March 31
(in thousands)	2022	2021
Interest and dividend income	$59,989	$58,620
Noninterest income	16,128	19,039
Less: Gain on sale of real estate	1,002	—
Less: Gain on sale of investment securities, net	—	528
*Revenues-Bank	75,115	77,131
Total interest expense	952	1,489
Provision for credit losses	(3,263)	(8,435)
Noninterest expense	48,213	47,503
Less: Gain on sale of real estate	1,002	—
Less: Retirement defined benefits credit—other than service costs	(185)	(1,278)
*Expenses-Bank	45,085	41,835
*Operating income-Bank	30,030	35,296
Add back: Retirement defined benefits credit—other than service costs	(185)	(1,278)
Add back: Gain on sale of investment securities, net	—	528
Income before income taxes	$30,215	$37,102

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	March 31, 2022		December 31, 2021
Assets
Cash and due from banks		$114,249		$100,051
Interest-bearing deposits		155,279		151,189
Cash and cash equivalents		269,528		251,240
Investment securities
Available-for-sale, at fair value		2,621,375		2,574,618
Held-to-maturity, at amortized cost (fair value of $466,236 and $510,474, respectively)		517,150		522,270
Stock in Federal Home Loan Bank, at cost		10,000		10,000
Loans held for investment		5,184,733		5,211,114
Allowance for credit losses		(67,211)		(71,130)
Net loans		5,117,522		5,139,984
Loans held for sale, at lower of cost or fair value		7,961		10,404
Other		626,599		590,897
Goodwill		82,190		82,190
Total assets		$9,252,325		$9,181,603
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$3,016,520		$2,976,632
Deposit liabilities—interest-bearing		5,272,752		5,195,580
Other borrowings		137,385		88,305
Other		210,681		193,268
Total liabilities		8,637,338		8,453,785

Common stock		1		1
Additional paid-in capital		354,635		353,895
Retained earnings		420,574		411,704
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(152,444)		$(32,037)
Retirement benefit plans	(7,779)	(160,223)	(5,745)	(37,782)
Total shareholder’s equity		614,987		727,818
Total liabilities and shareholder’s equity		$9,252,325		$9,181,603

Other assets
Bank-owned life insurance		$176,301		$177,566
Premises and equipment, net		199,949		202,299
Accrued interest receivable		21,133		20,854
Mortgage-servicing rights		10,024		9,950
Low-income housing investments		107,791		110,989
Deferred tax asset		51,720		7,699
Other		59,681		61,540
		$626,599		$590,897
Other liabilities
Accrued expenses		$104,958		$87,905
Federal and state income taxes payable		2,174		—
Cashier’s checks		36,586		33,675
Advance payments by borrowers		5,664		9,994
Other		61,299		61,694
		$210,681		$193,268

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Other borrowings consisted of securities sold under agreements to repurchase of $137.4 million and $88.3 million at March 31, 2022 and December 31, 2021, respectively.
Investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
March 31, 2022
Available-for-sale
U.S. Treasury and federal agency obligations	$109,343	$75	$(3,216)	$106,202	16	$91,087	$(3,216)	—	$—	$—
Mortgage-backed securities*	2,660,506	277	(204,029)	2,456,754	165	1,484,883	(97,460)	64	904,628	(106,569)
Corporate bonds	44,481	101	(1,459)	43,123	3	34,014	(1,459)	—	—	—
Mortgage revenue bonds	15,296	—	—	15,296	—	—	—	—	—	—
	$2,829,626	$453	$(208,704)	$2,621,375	184	$1,609,984	$(102,135)	64	$904,628	$(106,569)
Held-to-maturity
U.S. Treasury and Federal agency obligations	$59,877	$—	$(3,831)	$56,046	3	$56,046	$(3,831)	—	$—	$—
Mortgage-backed securities*	457,273	76	(47,159)	410,190	23	246,986	(23,964)	13	158,370	(23,195)
	$517,150	$76	$(50,990)	$466,236	26	$303,032	$(27,795)	13	$158,370	$(23,195)
December 31, 2021
Available-for-sale
U.S. Treasury and federal agency obligations	$89,714	$803	$(427)	$90,090	4	$44,827	$(427)	—	$—	$—
Mortgage-backed securities*	2,482,618	6,511	(51,206)	2,437,923	120	1,845,243	(38,321)	18	271,012	(12,885)
Corporate bonds	30,625	655	(102)	31,178	1	12,780	(102)	—	—	—
Mortgage revenue bonds	15,427	—	—	15,427	—	—	—	—	—	—
	$2,618,384	$7,969	$(51,735)	$2,574,618	125	$1,902,850	$(38,850)	18	$271,012	$(12,885)
Held-to-maturity
U.S. Treasury and Federal agency obligations	$59,871	$168	$(170)	$59,869	2	$39,594	$(170)	—	$—	$—
Mortgage-backed securities*	462,399	1,480	(13,274)	450,605	22	290,883	(7,665)	7	106,483	(5,609)
	$522,270	$1,648	$(13,444)	$510,474	24	$330,477	$(7,835)	7	$106,483	$(5,609)
* Issued or guaranteed by U.S. Government agencies or sponsored agencies
ASB does not believe that the investment securities that were in an unrealized loss position at March 31, 2022 and December 31, 2021, represent a credit loss. Total gross unrealized losses were primarily attributable to change in market conditions. On a quarterly basis the investment securities are evaluated for changes in financial condition of the issuer. Based upon ASB’s evaluation, all securities held within the investment portfolio continue to be investment grade by one or more agencies. The contractual cash flows of the U.S. Treasury, federal agency obligations and agency mortgage-backed securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB’s investment securities portfolio did not require an allowance for credit losses at March 31, 2022 and December 31, 2021.
U.S. Treasury, federal agency obligations, corporate bonds, and mortgage revenue bonds have contractual terms to maturity. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.
The contractual maturities of investment securities were as follows:

March 31, 2022	Amortized cost	Fair value
(in thousands)
Available-for-sale
Due in one year or less	$15,821	$15,890
Due after one year through five years	81,524	79,931
Due after five years through ten years	71,775	68,800
Due after ten years	—	—
	169,120	164,621
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	2,660,506	2,456,754
Total available-for-sale securities	$2,829,626	$2,621,375
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	59,877	56,046
Due after ten years	—	—
	59,877	56,046
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	457,273	410,190
Total held-to-maturity securities	$517,150	$466,236
The proceeds, gross gains and losses from sales of available-for-sale securities were as follows:

	Three months ended March 31
	2022	2021
(in thousands)
Proceeds	$—	$197,354
Gross gains	—	974
Gross losses	—	446
Tax expense on realized gains	—	142
The components of loans were summarized as follows:

	March 31, 2022	December 31, 2021
(in thousands)
Real estate:
Residential 1-4 family	$2,279,671	$2,299,212
Commercial real estate	1,115,632	1,056,982
Home equity line of credit	845,271	835,663
Residential land	22,309	19,859
Commercial construction	90,332	91,080
Residential construction	15,508	11,138
Total real estate	4,368,723	4,313,934
Commercial	708,447	793,304
Consumer	116,090	113,966
Total loans	5,193,260	5,221,204
Less: Deferred fees and discounts	(8,527)	(10,090)
Allowance for credit losses	(67,211)	(71,130)
Total loans, net	$5,117,522	$5,139,984

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
ASB's policy is to require private mortgage insurance on all real estate loans when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For non-owner occupied residential property purchases, the loan-to-value ratio may not exceed 75% of the lower of the appraised value or purchase price at origination.
Allowance for credit losses.  The allowance for credit losses (balances and changes) by portfolio segment were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Total
Three months ended March 31, 2022
Allowance for credit losses:
Beginning balance	$6,545	$24,696	$5,657	$646	$2,186	$18	$15,798	$15,584	$71,130
Charge-offs	—	—	—	—	—	—	(76)	(1,482)	(1,558)
Recoveries	8	—	11	5	—	—	353	1,025	1,402
Provision	1,321	(4,520)	(18)	46	154	13	(1,761)	1,002	(3,763)
Ending balance	$7,874	$20,176	$5,650	$697	$2,340	$31	$14,314	$16,129	$67,211
Three months ended March 31, 2021
Allowance for credit losses:
Beginning balance	$4,600	$35,607	$6,813	$609	$4,149	$11	$25,462	$23,950	$101,201
Charge-offs	—	—	(50)	—	—	—	(771)	(2,860)	(3,681)
Recoveries	3	—	15	10	—	—	273	1,007	1,308
Provision	658	(1,262)	(877)	(46)	(2,696)	5	(460)	(2,357)	(7,035)
Ending balance	$5,261	$34,345	$5,901	$573	$1,453	$16	$24,504	$19,740	$91,793

Allowance for loan commitments.  The allowance for loan commitments by portfolio segment were as follows:

(in thousands)	Home equity line of credit	Commercial construction	Commercial loans	Total
Three months ended March 31, 2022
Allowance for loan commitments:
Beginning balance	$400	$3,700	$800	$4,900
Provision	—	(100)	600	500
Ending balance	$400	$3,600	$1,400	$5,400
Three months ended March 31, 2021
Allowance for loan commitments:
Beginning balance	$300	$3,000	$1,000	$4,300
Provision	100	(1,700)	200	(1,400)
Ending balance	$400	$1,300	$1,200	$2,900
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The credit risk profile by vintage date based on payment activity or internally assigned grade for loans was as follows:

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Converted to term loans	Total
March 31, 2022
Residential 1-4 family
Current	$77,374	$779,764	$448,738	$125,136	$58,967	$781,055	$—	$—	$2,271,034
30-59 days past due	—	—	—	—	—	1,920	—	—	1,920
60-89 days past due	—	—	—	—	—	2,414	—	—	2,414
Greater than 89 days past due	—	—	—	—	809	3,494	—	—	4,303
	77,374	779,764	448,738	125,136	59,776	788,883	—	—	2,279,671
Home equity line of credit
Current	—	—	—	—	—	—	803,515	39,683	843,198
30-59 days past due	—	—	—	—	—	—	457	512	969
60-89 days past due	—	—	—	—	—	—	64	—	64
Greater than 89 days past due	—	—	—	—	—	—	745	295	1,040
	—	—	—	—	—	—	804,781	40,490	845,271
Residential land
Current	2,703	10,550	6,725	958	530	446	—	—	21,912
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	397	—	—	397
	2,703	10,550	6,725	958	530	843	—	—	22,309
Residential construction
Current	2,423	10,493	2,336	—	—	256	—	—	15,508
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	2,423	10,493	2,336	—	—	256	—	—	15,508
Consumer
Current	22,938	32,765	12,643	22,292	6,434	318	11,886	4,163	113,439
30-59 days past due	185	187	126	377	170	2	96	35	1,178
60-89 days past due	—	56	115	278	97	4	23	48	621
Greater than 89 days past due	—	43	55	253	200	9	111	181	852
	23,123	33,051	12,939	23,200	6,901	333	12,116	4,427	116,090
Commercial real estate
Pass	72,390	171,541	292,533	53,006	61,639	296,669	4,235	—	952,013
Special Mention	—	19,600	3,508	41,925	14,250	43,372	—	—	122,655
Substandard	—	—	678	11,238	1,847	27,201	—	—	40,964
Doubtful	—	—	—	—	—	—	—	—	—
	72,390	191,141	296,719	106,169	77,736	367,242	4,235	—	1,115,632
Commercial construction
Pass	119	22,614	32,846	—	11,341	—	23,412	—	90,332
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	119	22,614	32,846	—	11,341	—	23,412	—	90,332
Commercial
Pass	8,521	234,161	83,927	75,241	46,058	89,119	89,919	14,951	641,897
Special Mention	—	31	10,012	9,540	117	7,680	18,364	17	45,761
Substandard	—	423	173	3,110	1,686	6,759	7,326	1,312	20,789
Doubtful	—	—	—	—	—	—	—	—	—
	8,521	234,615	94,112	87,891	47,861	103,558	115,609	16,280	708,447
Total loans	$186,653	$1,282,228	$894,415	$343,354	$204,145	$1,261,115	$960,153	$61,197	$5,193,260

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Converted to term loans	Total
December 31, 2021
Residential 1-4 family
Current	$791,758	$461,683	$133,345	$64,421	$124,994	$712,452	$—	$—	$2,288,653
30-59 days past due	—	—	—	809	—	2,210	—	—	3,019
60-89 days past due	—	—	—	—	—	1,468	—	—	1,468
Greater than 89 days past due	—	—	2,987	—	—	3,085	—	—	6,072
	791,758	461,683	136,332	65,230	124,994	719,215	—	—	2,299,212
Home equity line of credit
Current	—	—	—	—	—	—	794,518	39,116	833,634
30-59 days past due	—	—	—	—	—	—	296	313	609
60-89 days past due	—	—	—	—	—	—	16	70	86
Greater than 89 days past due	—	—	—	—	—	—	838	496	1,334
	—	—	—	—	—	—	795,668	39,995	835,663
Residential land
Current	10,572	6,794	1,116	532	267	181	—	—	19,462
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	397	—	—	397
	10,572	6,794	1,116	532	267	578	—	—	19,859
Residential construction
Current	7,856	3,019	—	—	263	—	—	—	11,138
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	7,856	3,019	—	—	263	—	—	—	11,138
Consumer
Current	37,563	15,488	29,383	10,897	302	238	12,740	4,157	110,768
30-59 days past due	202	181	517	234	15	—	156	70	1,375
60-89 days past due	59	127	392	183	8	—	7	106	882
Greater than 89 days past due	14	93	387	192	27	—	141	87	941
	37,838	15,889	30,679	11,506	352	238	13,044	4,420	113,966
Commercial real estate
Pass	173,794	275,242	49,317	56,490	33,581	259,583	11,602	—	859,609
Special Mention	19,600	3,529	42,935	30,870	20,788	32,824	—	—	150,546
Substandard	—	684	13,936	1,859	1,805	28,543	—	—	46,827
Doubtful	—	—	—	—	—	—	—	—	—
	193,394	279,455	106,188	89,219	56,174	320,950	11,602	—	1,056,982
Commercial construction
Pass	17,140	43,261	—	11,342	—	—	19,337	—	91,080
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	17,140	43,261	—	11,342	—	—	19,337	—	91,080
Commercial
Pass	266,087	96,963	79,329	56,497	31,019	66,570	96,673	15,510	708,648
Special Mention	40	27,336	10,071	202	439	8,966	15,303	18	62,375
Substandard	427	184	3,737	1,777	4,457	2,961	7,083	1,655	22,281
Doubtful	—	—	—	—	—	—	—	—	—
	266,554	124,483	93,137	58,476	35,915	78,497	119,059	17,183	793,304
Total loans	$1,325,112	$934,584	$367,452	$236,305	$217,965	$1,119,478	$958,710	$61,598	$5,221,204

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Revolving loans converted to term loans during the three months ended March 31, 2022 in the commercial, home equity line of credit and consumer portfolios were $0.5 million, $4.4 million and $1.0 million, respectively. Revolving loans converted to term loans during the three months ended March 31, 2021 in the commercial, home equity line of credit and consumer portfolios were $0.5 million, $6.2 million and $0.7 million, respectively.
The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Amortized cost> 90 days and accruing
March 31, 2022
Real estate:
Residential 1-4 family	$1,920	$2,414	$4,303	$8,637	$2,271,034	$2,279,671	$—
Commercial real estate	—	—	—	—	1,115,632	1,115,632	—
Home equity line of credit	969	64	1,040	2,073	843,198	845,271	—
Residential land	—	—	397	397	21,912	22,309	—
Commercial construction	—	—	—	—	90,332	90,332	—
Residential construction	—	—	—	—	15,508	15,508	—
Commercial	200	139	40	379	708,068	708,447	—
Consumer	1,178	621	852	2,651	113,439	116,090	—
Total loans	$4,267	$3,238	$6,632	$14,137	$5,179,123	$5,193,260	$—
December 31, 2021
Real estate:
Residential 1-4 family	$3,019	$1,468	$6,072	$10,559	$2,288,653	$2,299,212	$—
Commercial real estate	—	—	—	—	1,056,982	1,056,982	—
Home equity line of credit	609	86	1,334	2,029	833,634	835,663	—
Residential land	—	—	397	397	19,462	19,859	—
Commercial construction	—	—	—	—	91,080	91,080	—
Residential construction	—	—	—	—	11,138	11,138	—
Commercial	700	313	48	1,061	792,243	793,304	—
Consumer	1,375	882	941	3,198	110,768	113,966	—
Total loans	$5,703	$2,749	$8,792	$17,244	$5,203,960	$5,221,204	$—
The credit risk profile based on nonaccrual loans were as follows:

(in thousands)	March 31, 2022			December 31, 2021
	With a Related ACL	Without a Related ACL	Total	With a Related ACL	Without a Related ACL	Total
Real estate:
Residential 1-4 family	$12,583	$3,909	$16,492	$16,045	$3,703	$19,748
Commercial real estate	—	12,530	12,530	14,104	1,221	15,325
Home equity line of credit	3,371	1,054	4,425	4,227	1,294	5,521
Residential land	—	397	397	97	300	397
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	1,307	562	1,869	1,446	692	2,138
Consumer	1,555	—	1,555	1,845	—	1,845
Total	$18,816	$18,452	$37,268	$37,764	$7,210	$44,974

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The credit risk profile based on loans whose terms have been modified and accruing interest were as follows:

(in thousands)	March 31, 2022	December 31, 2021
Real estate:
Residential 1-4 family	$7,296	$6,949
Commercial real estate	2,888	3,055
Home equity line of credit	5,437	6,021
Residential land	976	980
Commercial construction	—	—
Residential construction	—	—
Commercial	7,079	7,860
Consumer	52	52
Total troubled debt restructured loans accruing interest	$23,728	$24,917
ASB did not recognize interest on nonaccrual loans for the three months ended March 31, 2022 and 2021.
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
There were no loan modifications that occurred during the three months ended March 31, 2022. Loan modifications that occurred during the three months ended March 31, 2021 were as follows:

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

There were no loans modified in TDRs that experienced a payment default of 90 days or more during the first three months of 2022 and 2021.
If a loan modified in a TDR subsequently defaults, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled nil at March 31, 2022 and December 31, 2021.
The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provides that a financial institution may elect to suspend the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and any related impairment for accounting purposes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
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
Collateral-dependent loans. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral. Loans considered collateral-dependent were as follows:

	Amortized cost
(in thousands)	March 31, 2022	December 31, 2021	Collateral type
Real estate:
Residential 1-4 family	$4,500	$3,493	Residential real estate property
Commercial real estate	1,200	1,221	Commercial real estate property
Home equity line of credit	1,034	1,294	Residential real estate property
Residential land	397	300	Residential real estate property
Total real estate	7,131	6,308
Commercial	562	692	Business assets
Total	$7,693	$7,000
ASB had $4.0 million and $3.4 million of mortgage loans collateralized by residential real estate property that were in the process of foreclosure at March 31, 2022 and December 31, 2021, respectively.
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $75.6 million and $170.9 million for the three months ended March 31, 2022 and 2021, respectively, and recognized gains on such sales of $1.1 million and $4.3 million for the three months ended March 31, 2022 and 2021, respectively.
There were no repurchased mortgage loans for the three months ended March 31, 2022 and 2021.
Mortgage servicing fees, a component of other income, net, were $0.9 million for both the three months ended March 31, 2022 and 2021.
Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
March 31, 2022	$19,137	$(9,113)	$—	$10,024
December 31, 2021	18,674	(8,724)	—	9,950

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Changes related to MSRs were as follows:

	Three months ended March 31
(in thousands)	2022	2021
Mortgage servicing rights
Beginning balance	$9,950	$10,280
Amount capitalized	719	1,547
Amortization	(645)	(1,138)
Other-than-temporary impairment	—	—
Carrying amount before valuation allowance	10,024	10,689
Valuation allowance for mortgage servicing rights
Beginning balance	—	260
Provision	—	(256)
Other-than-temporary impairment	—	—
Ending balance	—	4
Net carrying value of mortgage servicing rights	$10,024	$10,685
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
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Unpaid principal balance	$1,488,591	$1,481,899
Weighted average note rate	3.34%	3.38%
Weighted average discount rate	9.25%	9.25%
Weighted average prepayment speed	7.06%	9.77%

The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Prepayment rate:
25 basis points adverse rate change	$(360)	$(714)
50 basis points adverse rate change	(809)	(1,608)
Discount rate:
25 basis points adverse rate change	(160)	(129)
50 basis points adverse rate change	(318)	(256)
The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.
Other borrowings.  As of March 31, 2022 and December 31, 2021, ASB had no FHLB advances outstanding or federal funds purchased with the Federal Reserve Bank. ASB was in compliance with all Advances, Pledge and Security Agreement requirements as of March 31, 2022.
Securities sold under agreements to repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the condensed consolidated balance sheets. ASB pledges investment securities as collateral for securities sold under agreements to repurchase. All such agreements are subject to master netting

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
arrangements, which provide for a conditional right of set-off in case of default by either party; however, ASB presents securities sold under agreements to repurchase on a gross basis in the balance sheet. The following tables present information about the securities sold under agreements to repurchase, including the related collateral received from or pledged to counterparties:

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheets	Net amount of liabilities presented in the Balance Sheets
Repurchase agreements
March 31, 2022	$137	$—	$137
December 31, 2021	88	—	88

	Gross amount not offset in the Balance Sheets
(in millions)	Net amount of liabilities presented in the Balance Sheets	Financial instruments	Cash collateral pledged
Commercial account holders
March 31, 2022	$137	$161	$—
December 31, 2021	88	161	—
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	March 31, 2022		December 31, 2021
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$12,342	$(18)	$39,377	$638
Forward commitments	11,750	168	38,000	(11)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
ASB’s derivative financial instruments, their fair values and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	March 31, 2022		December 31, 2021
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$40	$58	$638	$—
Forward commitments	168	—	—	11
	$208	$58	$638	$11
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statements of Income	Three months ended March 31
(in thousands)		2022	2021
Interest rate lock commitments	Mortgage banking income	$(655)	$(4,098)
Forward commitments	Mortgage banking income	178	840
		$(477)	$(3,258)
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $62.8 million at March 31, 2022 and December 31, 2021. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. As of March 31, 2022, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.
Note 5 · Credit agreements
On May 14, 2021, HEI and Hawaiian Electric each entered into a separate agreement with a syndicate of nine financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Credit Facilities) to amend and restate their respective previously existing revolving unsecured credit agreements. The $175 million HEI Facility and $200 million Hawaiian Electric Facility both terminate on May 14, 2026. On February 18, 2022, the PUC approved Hawaiian Electric’s request to extend the term of the $200 million Hawaiian Electric Facility to May 14, 2026. In addition to extending the term, Hawaiian Electric also received PUC approval to exercise its options of two one-year extensions of the commitment termination date and to increase its aggregate revolving commitment amount from $200 million to $275 million, should there be a need.
None of the facilities are collateralized. As of March 31, 2022 and December 31, 2021, no amounts were outstanding under the Credit Facilities.
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

Note 6 · Shareholders’ equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2021	$(32,037)	$(3,638)	$(16,858)	$(52,533)	$(3,280)
Current period other comprehensive income (loss)	(120,407)	3,072	176	(117,159)	51
Balance, March 31, 2022	$(152,444)	$(566)	$(16,682)	$(169,692)	$(3,229)
Balance, December 31, 2020	$19,986	$(3,363)	$(17,887)	$(1,264)	$(2,919)
Current period other comprehensive income (loss)	(45,777)	1,562	199	(44,016)	34
Balance, March 31, 2021	$(25,791)	$(1,801)	$(17,688)	$(45,280)	$(2,885)

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI		Affected line item in the Statements of Income / Balance Sheets
	Three months ended March 31
(in thousands)	2022	2021
HEI consolidated
Net realized gains on securities included in net income	$—	$(387)	Gain on sale of investment securities, net
Net realized losses on derivatives qualifying as cash flow hedges	55	—	Interest expense
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	4,501	6,010	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	(4,325)	(5,811)	See Note 8 for additional details
Total reclassifications	$231	$(188)
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$4,376	$5,845	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	(4,325)	(5,811)	See Note 8 for additional details
Total reclassifications	$51	$34

Note 7 · Revenues
Revenue from contracts with customers. The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended March 31, 2022
(in thousands)	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$224,574	$—	$—	$224,574
Electric energy sales - commercial	219,597	—	—	219,597
Electric energy sales - large light and power	241,123	—	—	241,123
Electric energy sales - other	1,426	—	—	1,426
Bank fees	—	12,996	—	12,996
Other sales	—	—	1,115	1,115
Total revenues from contracts with customers	686,720	12,996	1,115	700,831
Revenues from other sources
Regulatory revenue	$12,886	$—	$—	$12,886
Bank interest and dividend income	—	59,989	—	59,989
Other bank noninterest income	—	2,130	—	2,130
Other	9,186	—	46	9,232
Total revenues from other sources	22,072	62,119	46	84,237
Total revenues	$708,792	$75,115	$1,161	$785,068
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$12,996	$—	$12,996
Services/goods transferred over time	686,720	—	1,115	687,835
Total revenues from contracts with customers	$686,720	$12,996	$1,115	$700,831

	Three months ended March 31, 2021
(in thousands)	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$181,239	$—	$—	$181,239
Electric energy sales - commercial	168,465	—	—	168,465
Electric energy sales - large light and power	176,815	—	—	176,815
Electric energy sales - other	2,479	—	—	2,479
Bank fees	—	11,378	—	11,378
Other sales	—	—	924	924
Total revenues from contracts with customers	528,998	11,378	924	541,300
Revenues from other sources
Regulatory revenue	28,429	—	—	28,429
Bank interest and dividend income	—	58,620	—	58,620
Other bank noninterest income	—	7,133	—	7,133
Other	7,437	—	27	7,464
Total revenues from other sources	35,866	65,753	27	101,646
Total revenues	$564,864	$77,131	$951	$642,946
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$11,378	$—	$11,378
Services/goods transferred over time	528,998	—	924	529,922
Total revenues from contracts with customers	$528,998	$11,378	$924	$541,300
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at December 31, 2021 or as of March 31, 2022. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s condensed consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s condensed consolidated balance sheets.

As of March 31, 2022, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.
Note 8 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first three months of 2022, the Company contributed $10 million ($10 million by the Utilities) to its pension and other postretirement benefit plans, compared to $9 million ($9 million by the Utilities) in the first three months of 2021. The Company’s current estimate of total contributions to its pension and other postretirement benefit plans in 2022 is $41 million ($41 million by the Utilities), compared to $52 million ($51 million by the Utilities) in 2021. In addition, the Company expects to pay directly $3 million ($1 million by the Utilities) of benefits in 2022, compared to $1 million ($1 million by the Utilities) paid in 2021.
The components of net periodic pension costs (NPPC) and net periodic benefit costs (NPBC) for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended March 31
	Pension benefits		Other benefits
(in thousands)	2022	2021	2022	2021
HEI consolidated
Service cost	$19,824	$20,464	$656	$705
Interest cost	19,811	18,801	1,637	1,569
Expected return on plan assets	(35,333)	(33,067)	(3,397)	(3,233)
Amortization of net prior period gain	—	—	(232)	(383)
Amortization of net actuarial (gain)/losses[1]	6,297	1,556	(3)	254
Net periodic pension/benefit cost (return)	10,599	7,754	(1,339)	(1,088)
Impact of PUC D&Os	9,551	11,167	1,219	970
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$20,150	$18,921	$(120)	$(118)
Hawaiian Electric consolidated
Service cost	$19,318	$19,994	$649	$699
Interest cost	18,462	17,531	1,573	1,504
Expected return on plan assets	(33,546)	(31,368)	(3,347)	(3,182)
Amortization of net prior period gain	—	—	(231)	(383)
Amortization of net actuarial losses[1]	6,125	2,559	—	250
Net periodic pension/benefit cost (return)	10,359	8,716	(1,356)	(1,112)
Impact of PUC D&Os	9,551	11,167	1,219	970
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$19,910	$19,883	$(137)	$(142)
1 Three months ended March 31, 2021 amounts include the one-time cumulative impact of the change in accounting principle for the plans’ fixed income securities from the calculated market-related value method to the fair value method, which was recorded in the first quarter of 2021.
HEI consolidated recorded retirement benefits expense of $12 million ($12 million by the Utilities) in the first three months of 2022 and $11 million ($12 million by the Utilities) in the first three months of 2021 and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first three months of 2022 and 2021, the Company’s expenses for its defined contribution plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $2.0 million and $1.7 million, respectively, and cash contributions were $1.9 million and $1.8 million, respectively. For the first three months of 2022 and 2021, the Utilities’ expenses and cash contributions for its defined contribution plan under the HEIRSP were $0.9 million and $0.8 million, respectively.

Retirement benefit plan changes. On December 3, 2021, the Utilities’ union members ratified a new collective bargaining agreement, which includes changes to retirement benefits for all new employees commencing employment on or after January 1, 2022. The changes ratified in the collective bargaining agreement will apply to all employees of HEI and the
Utilities first hired on or after January 1, 2022 (New Employees). New Employees are not eligible to participate in the HEI
Pension Plan. Instead, New Employees will receive a non-elective employer contribution, equal to 10% of their annual compensation, subject to a vesting schedule, to their account under the HEIRSP, the defined contribution plan for HEI and the
Utilities. Only New Employees are impacted by the retirement benefit plan changes. There are no retirement benefit plan changes for employees hired on or before December 31, 2021.
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
As of March 31, 2022, approximately 2.8 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy statutory tax liabilities relating to EIP awards, including an estimated 0.6 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of March 31, 2022, there were 244,347 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended March 31
(in millions)	2022	2021
HEI consolidated
Share-based compensation expense [1]	$2.1	$2.6
Income tax benefit	0.3	0.4
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.6	1.1
Income tax benefit	0.1	0.3
1    For the three months ended March 31, 2022 and 2021, the Company has not capitalized any share-based compensation.
Stock awards. There were no grants to nonemployee directors for the three months ended March 31, 2022 and 2021.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended March 31
	2022		2021
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	233,448	$38.10	193,939	$40.89
Granted	96,455	41.29	127,598	33.98
Vested	(90,380)	37.58	(78,988)	38.51
Forfeited	(31,178)	38.78	(6,358)	42.20
Outstanding, end of period	208,345	$39.71	236,191	$37.91
Total weighted-average grant-date fair value of shares granted (in millions)	$4.0		$4.3
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the three months ended March 31, 2022 and 2021, total restricted stock units and related dividends that vested had a fair value of $3.9 million and $3.0 million, respectively, and the related tax benefits were $0.6 million and $0.6 million, respectively.

As of March 31, 2022, there was $7.6 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.3 years.
Long-term incentive plan payable in stock.  The 2020-22, 2021-23 and 2022-24 long-term incentive plans (LTIP) provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals, including a market condition goal. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made, subject to the achievement of specified performance levels and calculated dividend equivalents. The potential payout varies from 0% to 200% of the number of target shares, depending on the achievement of the goals. The market condition goal is based on HEI’s total shareholder return (TSR) compared to the Edison Electric Institute Index over the relevant three-year period. The other performance condition goals relate to EPS growth, return on average common equity (ROACE), renewable portfolio standards, carbon emissions reduction, Hawaiian Electric’s net income growth, ASB’s efficiency ratio and strategic initiatives and Pacific Current’s EBITDA growth and return on average invested capital.
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended March 31
	2022		2021
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	90,974	$42.86	89,222	$42.10
Granted	26,079	54.92	44,210	41.12
Vested (issued or unissued and cancelled)	(29,042)	41.07	(32,355)	38.20
Forfeited	(11,671)	42.60	(1,024)	45.89
Outstanding, end of period	76,340	$47.70	100,053	$42.89
Total weighted-average grant-date fair value of shares granted (in millions)	$1.4		$1.8
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
The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TSR and the resulting fair value of LTIP awards granted:

	2022	2021
Risk-free interest rate	1.71%	0.19%
Expected life in years	3	3
Expected volatility	31.0%	29.9%
Range of expected volatility for Peer Group	25.4% to 76.7%	25.6% to 102.9%
Grant date fair value (per share)	$54.92	$41.12
For the three months ended March 31, 2022 and 2021, total vested LTIP awards linked to TSR and related dividends had a fair value of $0.8 million and $0.8 million, respectively, and the related tax benefits were $0.1 million and $0.2 million, respectively.
As of March 31, 2022, there was $2.2 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.8 years.

LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended March 31
	2022		2021
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	306,342	$38.42	220,715	$41.03
Granted	104,300	41.29	176,844	33.98
Vested	(71,807)	37.68	(43,155)	34.12
Increase above target (cancelled)	—	—	(14,604)	43.90
Forfeited	(46,684)	36.77	(4,098)	44.36
Outstanding, end of period	292,151	$39.89	335,702	$38.04
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$4.3		$6.0
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the three months ended March 31, 2022 and 2021, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $3.2 million and $1.7 million, respectively, and the related tax benefits were $0.4 million and $0.4 million, respectively.
As of March 31, 2022, there was $6.6 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.9 years.

Note 10 · Income taxes
The Company’s and the Utilities’ effective tax rates (combined federal and state income tax rates) were 20% and 21%, respectively, for the three months ended March 31, 2022. These rates differed from the combined statutory rates, due primarily to the Utilities’ amortization of excess deferred income taxes related to the provision in the Tax Act that lowered the federal income tax rate from 35% to 21%, the tax benefits derived from the low income housing tax credit investments and the non-taxability of the bank-owned life insurance income. The Company’s and the Utilities’ effective tax rates were 19% and 20%, respectively, for the three months ended March 31, 2021.
In August 2020, the Internal Revenue Service notified the Company that its 2017 and 2018 income tax returns would be examined. The Company was previously audited every year through 2011, at which time the IRS changed their internal policies regarding audit frequency. The audit is still in progress and the Company has responded to all information requests received. The Company has not been notified of any material audit adjustments to date.

Note 11 · Cash flows

Three months ended March 31	2022	2021
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates, net of amounts capitalized	$10	$15
Hawaiian Electric consolidated
Interest paid to non-affiliates	6	9
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	24	28
Increase related to an acquisition (investing)	15	—
Right-of-use assets obtained in exchange for operating lease obligations (investing)	35	28
Common stock issued (gross) for director and executive/management compensation (financing)[1]	8	6
Unsettled trades to purchase investment securities (investing)	25	—
Other receivable related to pending sales proceeds from the sale of an equity-method investment (investing)	9	—
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	21	24
Increase related to an acquisition (investing)	15	—
Right-of-use assets obtained in exchange for operating lease obligations (investing)	32	28
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

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
March 31, 2022
Financial assets
HEI consolidated
Available-for-sale investment securities	$2,621,375	$—	$2,606,079	$15,296	$2,621,375
Held-to-maturity investment securities	517,150	—	466,236	—	466,236
Loans, net	5,125,483	—	7,932	5,014,000	5,021,932
Mortgage servicing rights	10,024	—	—	16,274	16,274
Derivative assets	30,043	168	824	—	992
Financial liabilities
HEI consolidated
Deposit liabilities	394,015	—	386,547	—	386,547
Short-term borrowings—other than bank	71,491	—	71,491	—	71,491
Other bank borrowings	137,385	—	137,383	—	137,383
Long-term debt, net—other than bank	2,316,046	—	2,390,702	—	2,390,702
Derivative liabilities	31,049	—	1,704	—	1,704
Hawaiian Electric consolidated
Short-term borrowings	6,000	—	6,000	—	6,000
Long-term debt, net	1,676,581	—	1,765,004	—	1,765,004
December 31, 2021
Financial assets
HEI consolidated
Available-for-sale investment securities	$2,574,618	$—	$2,559,191	$15,427	$2,574,618
Held-to-maturity investment securities	522,270	—	510,474	—	510,474
Loans, net	5,150,388	—	10,403	5,218,121	5,228,524
Mortgage servicing rights	9,950	—	—	14,480	14,480
Derivative assets	57,377	—	909	—	909
Financial liabilities
HEI consolidated
Deposit liabilities	423,976	—	442,361	—	442,361
Short-term borrowings—other than bank	53,998	—	53,998	—	53,998
Other bank borrowings	88,305	—	88,304	—	88,304
Long-term debt, net—other than bank	2,321,937	—	2,624,130	—	2,624,130
Derivative liabilities	57,000	11	5,271	—	5,282
Hawaiian Electric consolidated
Long-term debt, net	1,676,402	—	1,955,710	—	1,955,710

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2022			December 31, 2021
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$—	$2,456,754	$—	$—	$2,437,923	$—
U.S. Treasury and federal agency obligations	—	106,202	—	—	90,090	—
Corporate bonds	—	43,123	—	—	31,178	—
Mortgage revenue bonds	—	—	15,296	—	—	15,427
	$—	$2,606,079	$15,296	$—	$2,559,191	$15,427
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$40	$—	$—	$638	$—
Forward commitments (bank segment)[1]	168	—	—	—	—	—
Interest rate swap (Other segment)[2]	—	784	—	—	271	—
	$168	$824	$—	$—	$909	$—
Derivative liabilities
Interest rate lock commitments (bank segment)[1]	$—	$58	$—	$—	$—	$—
Forward commitments (bank segment)[1]	—	—	—	11	—	—
Interest rate swap (Other segment)[2]	—	1,646	—	—	5,271	—
	$—	$1,704	$—	$11	$5,271	$—
1     Derivatives are carried at fair value in other assets or other liabilities in the balance sheets with changes in value included in mortgage banking income.
2     Derivatives are included in other assets and other liabilities in the balance sheets.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Three months ended March 31
Mortgage revenue bonds	2022	2021
(in thousands)
Beginning balance	$15,427	$27,185
Principal payments received	(131)	(11,758)
Purchases	—	—
Unrealized gain (loss) included in other comprehensive income	—	—
Ending balance	$15,296	$15,427
Mortgage revenue bonds are issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of March 31, 2022, the weighted average discount rate was 2.27%, which was derived by incorporating a credit spread over the one month LIBOR rate. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.
Fair value measurements on a nonrecurring basis.  Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. As of March 31, 2022 and December 31, 2021, there were no financial instruments measured at fair value on a nonrecurring basis. For the three months ended March 31, 2022 and 2021, there were no adjustments to fair value for ASB’s loans held for sale.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2021 Form 10-K and should be read in conjunction with such discussion and the 2021 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2021 Form 10-K, as well as the quarterly (as of and for the three months ended March 31, 2022) condensed consolidated financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
Recent developments—COVID-19. Hawaii’s 7-day average daily COVID-19 case counts have receded from the high of 4,610 reached in January 2022 and recently the 7-day average for new cases was 436 as of April 25, 2022. In March 2022, the state ended the Safe Travels program for domestic U.S. travelers and the indoor mask mandate. Hawaii vaccinations have steadily increased with over 77% of the state’s population fully vaccinated as of April 19, 2022 and 39% of those fully vaccinated received a third shot.
Tourism numbers remain below pre-pandemic levels, primarily due to a delayed recovery in international travel. However, domestic travel has recovered significantly and recently exceeded pre-pandemic levels, with March 2022 total domestic passenger counts at approximately 112% of March 2019 (pre-pandemic) total domestic passenger counts. Although the Hawaii economy experienced a temporary setback with the Delta and Omicron variants, the Hawaii economy is expected to continue its improvement in 2022 with the lifting of restrictions and gradual return of international travel.
In the first quarter of 2022, Utility kWh sales remained below pre-pandemic levels, but were 2.5% higher than the first quarter of 2021 due to increased economic activity following the loosening of restrictions and an increase in tourism. While the level of kWh sales does not affect Utility revenues due to decoupling, it may increase or decrease the price per kWh paid by customers. See “Decoupling” in Note 3 of the Condensed Consolidated Financial Statements for a discussion of the decoupling mechanism.
At the Bank, due to favorable credit trends and continued improvement in the economic environment, ASB recorded a $3.3 million negative provision for credit losses in the first quarter of 2022 compared to a negative provision for credit losses of $8.4 million in the first quarter of 2021. Net interest income increased $1.9 million to $59.0 million in the first quarter of 2022 due to growth in the investment securities portfolio that was principally funded by the growth in deposits, as well as lower amortization of premiums in the investment portfolio. The higher net interest income from the investment portfolio was partly offset by the impact of a decrease in loan portfolio balances and lower loan portfolio yields as a result of the low interest rate environment and lower PPP fees.
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
For a discussion regarding the impact of the economic conditions caused by the COVID-19 pandemic on the Company’s liquidity and capital resources, see discussion under “Financial Condition–Liquidity and capital resources,” contained in each of the “HEI Consolidated,” “Electric utility” and “Bank” sections of this MD&A.
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
The Company issued its first ESG report in September 2020. The report encompassed ESG policies, principles and results reported during 2019 across the Company’s two primary operating subsidiaries, Hawaiian Electric and ASB, and was aligned with Sustainability Accounting Standards Board (SASB) guidance—using the electric utilities standard for Hawaiian Electric, and the commercial banks, commercial finance, and mortgage finance standards for ASB. On April 22, 2021, the Company issued its second ESG report. This report continues to include SASB disclosures for Hawaiian Electric and ASB and incorporates disclosures regarding risks and opportunities related to climate change, as well as associated risk management and governance processes, based on recommendations from the Task Force on Climate-related Financial Disclosures. It also outlines key impacts for the Company under two climate scenarios, including a scenario targeted to limit global temperature rise to 2 degrees Celsius or lower. On April 12, 2022, the Company issued its third and most comprehensive ESG report. The report includes HEI's first enterprise-wide greenhouse gas (GHG) emissions inventory, which will further guide the company's ESG strategies and provide greater transparency around its progress on climate issues. Net enterprise-wide GHG emissions in measured categories have decreased over time, driven largely by reductions in the utility's generation-related emissions The Company’s ESG reports can be found at www.hei.com/esg.
RESULTS OF OPERATIONS

	Three months ended March 31		%
(in thousands)	2022	2021	change	Primary reason(s)*
Revenues	$785,068	$642,946	22	Primarily increase for the electric utility segment
Operating income	99,276	98,031	1	Increase for the electric utility segment and lower losses for the “other” segment, partly offset by decrease for bank segment
Net income for common stock	69,167	64,358	7	Higher net income at the electric utility segment and lower net loss for the “other” segment, partly offset by lower net income at the bank segment. See below for effective tax rate explanation.
*     Also, see segment discussions which follow.
The Company’s effective tax rates for the first three months of 2022 and 2021 were comparable at 20% and 19%, respectively.
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
At the end of March 2022, the Safe Travels Program, which required proof of vaccination or a negative COVID test for travel to Hawaii, ended following a significant reduction in case counts in recent months. In addition, lower case counts across most states also led to stronger demand for travel to Hawaii in the first quarter of 2022, resulting in the average daily passenger count 122.7% higher than the comparable period in the prior year, but still 16.8% below 2019. The recovery in total passenger counts from the low levels in 2020 thus far has been driven by domestic travelers, with international travelers remaining at low levels due to higher restrictions for international travelers, depending on country of origin. In March 2022, domestic passenger counts were up 10.8% compared to 2019 pre-COVID-19 levels, while international passenger counts were down 87% compared to 2019 pre-COVID-19 levels.
Hawaii’s seasonally adjusted unemployment rate in March 2022 was 4.1%, which was lower compared to the March 2021 rate of 6.6%. The national unemployment rate in March 2022 was 3.6% compared to 6.0% in March 2021. Hawaii’s unemployment rate is expected to continue to improve now that restrictions have been lifted.
Hawaii real estate activity through March 2022, as indicated by Oahu’s home resale market, drove an increase in the median sales price of 12.1% for condominiums and 20.2% for single-family homes compared to the same period in 2021, with the March median single-family home price reaching a record $1,150,000 set in March. The number of closed sales was up 16.8% for condominiums and down 2.6% for single-family residential homes for the first quarter of 2022 compared to 2021.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. The price of crude oil gradually increased throughout 2021 but decreased in January 2022 and increased significantly in February 2022.
At its March 15, 2022 meeting, the Federal Open Market Committee (FOMC) decided to raise the federal funds rate target range of 0.25%-0.5%. The FOMC plans to continue to maintain an accommodative stance of monetary policy to achieve maximum employment and inflation at the rate of 2 percent over the long run. The Federal Reserve stated that it will begin to reduce its holdings of Treasury securities and agency mortgage-backed securities.
The most recent forecast by UHERO, which was issued on March 6, 2022, forecasts full year 2022 real GDP growth of 3.8%, increase in total visitor arrivals of 29.1%, decrease in real personal income of 4.7%, and an unemployment rate of 5.1%. This forecast reflects improvement of Hawaii’s economy after experiencing a downturn due to the Delta and Omicron variants of COVID-19 in 2021. The international market is still anticipated to gradually return in late summer of 2022. However, a full economic recovery is still forecasted to be several years out and dependent on the ability to adapt to new COVID-19 threats, the global economic fallout from Russia’s invasion of Ukraine, increasing federal interest rates, and the return of international visitors.
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
“Other” segment.

	Three months ended March 31
(in thousands)	2022	2021	Primary reason(s)
Revenues	$1,161	$951	Increase in other sales at Pacific Current subsidiaries.
Operating loss	(4,349)	(6,379)
The first three months of 2022 and 2021 include $0.8 million and $0.7 million, respectively, of operating income from Pacific Current[1]. Corporate expenses for the first three months of 2022 was $1.9 million lower than the same period in 2021, primarily due to lower charitable donations, due to timing of contributions.

Gain on sale of equity-method investment	8,123	—	Gain on sale of an equity-method investment at Pacific Current.
Net loss	(1,112)	(8,556)
The net loss for the first three months of 2022 was lower than the net loss for the first three months of 2021 due to the gain on sale of an equity-method investment by Pacific Current and the same factors cited for the change in operating loss.

1     Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation.

The “other” business segment loss includes results of the stand-alone corporate operations of HEI (including eliminations of intercompany transactions) and ASB Hawaii, Inc. (ASB Hawaii), as well as the results of Pacific Current, a direct subsidiary of HEI focused on investing in clean energy and sustainable infrastructure projects; Pacific Current’s indirect subsidiary, Hamakua Energy, which owns a 60-MW combined cycle power plant that provides electricity to Hawaii Electric Light; Pacific Current’s subsidiaries, Mauo, LLC (Mauo), which owns solar-plus-storage projects totaling 8.6 MW on five University of Hawaii campuses, Alenuihaha Developments, LLC, which owns a collection of renewable energy assets, Ka‘ie‘ie Waho Company, LLC, which owns a 6 MW solar photovoltaic system that provides renewable energy to Kauai Island Utility Cooperative, and Ka‘aipua‘a, LLC, which is constructing a wastewater treatment and energy recovery facility on Hawaii island; as well as eliminations of intercompany transactions.

FINANCIAL CONDITION
Liquidity and capital resources.  As of March 31, 2022, there was no balance on HEI’s revolving credit facility or Hawaiian Electric’s revolving credit facility and the available committed capacities under the facilities were $175 million and $200 million, respectively. At the end of the quarter, HEI and Hawaiian Electric had approximately $66 million and $6 million of commercial paper outstanding, respectively. As of March 31, 2022, ASB’s unused FHLB borrowing capacity was approximately $2.1 billion and ASB had unpledged investment securities of $2.8 billion that were available to be used as collateral for additional borrowing capacity.
As of March 31, 2022 and December 31, 2021, the total amount of available borrowing capacity (net of commercial paper outstanding) under the Company’s committed lines of credit was approximately $304 million and $321 million, respectively.
The Company believes that its cash and cash equivalents, expected operating cash flow from subsidiaries, existing credit facilities, and access to the capital markets will be sufficient to meet the Company’s cash requirements over the next twelve months and beyond based on its current business plans. However, the Company expects that its liquidity will continue to be moderately impacted at the Utilities due to higher working capital requirements due to lingering COVID-19 impacts to the local economy. For the Utilities, the economic impact of the pandemic on customers have resulted in higher accounts receivable balances and bad debt expense and may result in higher write-offs in the future. As of March 31, 2022, approximately $38 million of the Utilities’ accounts receivables were 30 days past due. Of the over 30 days past due amounts, approximately 23% were on payment plans. The Company commenced its disconnection process on a tiered basis, starting in the third quarter of 2021, targeting the oldest and largest balances first, which is expected to reduce delinquent accounts receivable balances over time as payments are made. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements (see “Recent Developments—COVID-19” in the Electric utility section below). At this time, the delay in customer cash collections has not significantly affected the Company’s liquidity. The Company is prepared to address, if needed, the potential financing requirement related to the delayed timing of customer collections.
At ASB, liquidity remains at satisfactory levels largely due to U.S. economic stimulus programs implemented as a result of COVID-19 that led to a substantial increase in customer deposits. ASB’s cash and cash equivalents was $270 million as of March 31, 2022, compared to $251 million as of December 31, 2021. ASB remains well above the “well capitalized” level under the FDIC Improvement Act prompt correction action capital category, and while the economic outlook has improved and is expected to continue to improve, there are still COVID-19 risks, such as new variants, that could create ongoing uncertainty regarding COVID-19’s impact on loan performance and the allowance for credit losses (see “Recent Developments — COVID-19” in the Bank section below).
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
The Company believes that its ability to generate cash, both internally from electric utility and banking operations and externally from issuances of equity and debt securities, as well as bank borrowings, is adequate to maintain sufficient liquidity to fund its contractual obligations and commercial commitments, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other short-term and long-term material cash requirements. However, the COVID-19 pandemic continues to be an evolving situation, and the Company cannot predict the extent or duration of outbreaks from new variants, the future effects that it will have on the global, national or local economy, including the impact on the Company’s cost of capital and its ability to access additional capital, or the future impacts on the Company’s financial position, results of operations, and cash flows.

The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	March 31, 2022		December 31, 2021
Short-term borrowings—other than bank	$71	1%	$54	1%
Long-term debt, net—other than bank	2,316	49	2,322	48
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,304	49	2,391	50
	$4,725	100%	$4,801	100%
HEI’s commercial paper borrowings and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Three months ended March 31, 2022	March 31, 2022	December 31, 2021
Commercial paper	$51	$66	$54
Line of credit draws on revolving credit facility	—	—	—
Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s short-term commercial paper borrowings during the first three months of 2022 was $66 million. As of March 31, 2022, available committed capacity under HEI’s line of credit facility was $175 million.
There were no new issuances of common stock through the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), HEIRSP or the ASB 401(k) Plan in the three months ended March 31, 2022 and 2021 and HEI satisfied the share purchase requirements of the DRIP, HEIRSP and ASB 401(k) Plan through open market purchases of its common stock.
For the first three months of 2022, net cash provided by operating activities of HEI consolidated was $93 million. Net cash used by investing activities for the same period was $228 million, primarily due to capital expenditures, ASB’s purchases of available-for-sale investment securities, partly offset by ASB’s receipt of investment security repayments and maturities and net decrease in loans. Net cash provided by financing activities during this period was $131 million as a result of several factors, including net increases in ASB’s deposit liabilities and other bank borrowings, the issuances of long-term debt and net increases in short-term borrowings, partly offset by repayment of long-term debt and payment of common stock dividends. During the first three months of 2022, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $31 million and $15 million, respectively.
Dividends.  The payout ratios for the first three months of 2022 and full year 2021 were 55% and 60%, respectively. On February 11, 2022, the HEI Board of Directors approved a 1 cent increase in the quarterly dividend from $0.34 per share to $0.35 per share, starting with the dividend in the first quarter of 2022. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company, current and expected future economic conditions, including impacts from the COVID-19 pandemic, and capital investment alternatives.
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
For information about these material estimates and critical accounting policies, in addition to the critical policy discussed below, see pages 45 to 46, 62 to 63, and 76 to 77 of HEI’s MD&A included in Part II, Item 7 of HEI’s 2021 Form 10-K.
Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.

Electric utility
Recent developments—COVID-19
See also Recent developments—COVID-19 in HEI’s MD&A.
In the first quarter of 2022, COVID-19 case counts peaked in mid-January 2022, followed by a rapid decline in case counts and hospitalizations by the end of the quarter. In response to the improvement in COVID-19 trends, in March 2022, the state ended the Safe Travels program that required proof of vaccination or a negative COVID-19 test for transpacific travelers and removed the indoor mask mandate. As a result, for the first quarter of 2022, driven by continued recovery of the economy and the lifting of all COVID-19 restrictions, the demand for electricity increased 2.5% from 2021 levels.
Accounts receivable collection trends improved in the first quarter with past due accounts receivable balances decreasing by $6.2 million, or 9%, and the number of accounts past due decreasing by approximately 4% since December 31, 2021. The decrease in accounts receivables was primarily driven by payments on installment plans, Low Income Home Energy Assistance Program payment, a large government account payment that was previously in arrears, higher cash receipts associated with increased disconnection efforts, application of the $2 million Kokua bill credit, offset by higher customer balances driven by higher fuel prices. At this time, the delay in customer cash collections has not significantly affected the Utilities’ liquidity. The Utilities are prepared to address, if needed, the financing requirement related to the delayed timing of cash flows collected under the decoupling mechanism through the RBA and the modest slowing or reduction in accounts receivable collections from customers. See “Financial Condition—Liquidity and capital resources” for additional information.
In the second quarter of 2020, the PUC approved the deferral of certain COVID-19 related costs, such as higher bad debt expense, higher financing costs, non-collection of late payment fees, increased personal protective equipment costs, and sequestration costs for mission-critical employees. As of March 31, 2022, these cumulative costs, which have been deferred and recorded as a regulatory asset, totaled approximately $27.8 million (see also discussion under “Regulatory assets for COVID-19 related costs” in Note 3 of the Condensed Consolidated Financial Statements). The Utilities deferred COVID-19 related costs through a PUC approved period that ended on December 31, 2021 and will be seeking recovery of the deferred costs in a separate proceeding to be filed in the second quarter of 2022.
Looking forward, while case counts and hospitalizations have declined since the peak in January 2022, the positivity rate has recently increased. A worsening of COVID-19 case counts with existing or new variants or a reinstatement of COVID-19 restrictions could adversely affect the ability of the Utilities’ contractors, suppliers, IPPs, and other business partners to perform or fulfill their obligations timely, or at all, or require modifications to existing contracts, which could adversely affect the Utilities’ business, increase expenses, and impact the Utilities’ ability to achieve their RPS and other climate related goals. Additionally, while the state’s aggressive response to the pandemic has managed to control the spread of the coronavirus, the measures taken have had a negative economic impact on the state’s businesses and residents, which may influence the PUC’s actions regarding future rate increases.
In March 2022, the consumer price index reached a 40-year high of 8.5% as gas prices and rents spiked. In Hawaii, the Urban Hawaii (Honolulu) Consumer Price Index (CPI) was 7.5% higher than it was one year ago. For the Utilities, the inflationary impacts have primarily manifested as higher fuel prices, which have increased 62% quarter-over-quarter. Although the Utilities are able to pass through fuel costs to customers and have limited fuel cost exposure through a 2% fuel-cost sharing mechanism (approximately $3.7 million exposure annually), higher customer bills could reduce customers’ ability to pay timely or increase the risk of non-payment. In addition, the higher customer bills may lead the PUC to consider other actions to limit or delay any proposed increase in rates in order to mitigate the overall bill impact of rising fuel prices.
Under the PBR framework, the Utilities receive annual inflationary adjustments (compounded) on test year target revenues. The annual revenue adjustment is equal to the gross domestic producer price index (GDPPI), less a productivity factor (currently zero) and a 0.22% customer dividend, multiplied by the previous year’s adjusted revenue requirements. The GDPPI adjustment is measured in October and is effective for the following calendar year. For the 2022 calendar year, GDPPI was measured at 3% in October 2021 and will be remeasured in October 2022 for the 2023 calendar year. Although the GDPPI inflationary adjustment protects the Utilities from inflationary pressures over time, there may be a lag in recovery when prices move rapidly as they have done in recent months.
For a discussion regarding the impact of the economic conditions caused by the COVID-19 pandemic on the Utilities’ liquidity and capital resources, see discussion under “Financial Condition–Liquidity and capital resources.”

RESULTS OF OPERATIONS

Three months ended March 31		Increase
2022	2021	(decrease)		(dollars in millions, except per barrel amounts)
$709	$565	$144		Revenues. Net increase largely due to:
			$105	higher fuel oil prices and higher kWh generated[1]
			25	higher purchased power energy prices offset by lower kWh purchased[2]
			10	higher revenue from ARA adjustments, which included an offset of management audit savings delivered to customers
			2	revenue in 2022 related to ownership of and responsibility for the U.S. Army’s electrical distribution system on Oahu starting March 1, 2022, offset by an equal amount of operating expense
			1	increase related solely to a change in the timing for revenue recognition within the year, which eliminates seasonality in recognizing target revenues and results in recognizing revenues evenly throughout the year with target revenues recognized on an annual basis remaining unchanged
			1	higher MPIR and PIMs revenue
221	127	94		Fuel oil expense[1]. Net increase largely due to higher fuel oil prices and higher kWh generated partially offset by lower penalties for fuel efficiency due to reset of heat rate
164	142	22		Purchased power expense[1,2]. Net increase largely due to higher purchased power energy prices partially offset by lower kWh purchased and lower capacity charges
125	115	10		Operation and maintenance expenses. Net increase largely due to:
			2	more generating facility overhauls and maintenance work performed
			2	expense in 2022 related to ownership of and responsibility for the U.S. Army’s electrical distribution system on Oahu starting March, 1, 2022, offset by an equal amount of revenue
			2	higher transmission and distribution preventive and corrective maintenance expense
			1	higher outside services for Information Technology and Services support, Demand Response Management System, and Battery Bonus program
			1	higher property damage and legal reserve for pending claims
			1	higher bad debt expense
125	111	14		Other expenses. Increase due to higher revenue taxes, coupled with higher depreciation expense in 2022 for plant investments in 2021
74	69	5
Operating income. Increase largely due to higher ARA revenue, MPIR and PIMs revenue and lower penalties for fuel efficiency, partially offset by higher operation and maintenance expenses and higher depreciation expense

59	55	4		Income before income taxes. Increase largely due to higher operating income
46	43	3		Net income for common stock. Increase largely due to higher operating income. See below for effective tax rate explanation
1,957	1,909	48		Kilowatthour sales (millions)[3]
$103.40	$63.87	$39.53		Average fuel oil cost per barrel
470,851	468,745	2,106		Customer accounts (end of period)
1The rate schedules of the electric utilities currently contain ECRCs through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.
2The rate schedules of the electric utilities currently contain PPACs through which changes in purchased power expenses (except purchased energy costs) are passed on to customers.
3 In the first quarter of 2022, kWh sales were higher when compared to the same periods last year largely due to continued recovery from the impacts of the COVID-19 pandemic. COVID-19 cases peaked in January 2022 due to the Omicron variant, but case counts have since returned to pre-Omicron levels. U.S. visitor arrivals continued to increase above first quarter of 2021 levels and approach pre-pandemic levels, but international arrivals remain low. With the outlook of the pandemic transitioning to an endemic status and remaining restrictions removed at the end of March, the economic recovery is expected to strengthen this year as international visitors return and sales rebound, although the improvement is expected to remain below pre-pandemic levels.

The Utilities’ effective tax rate for the first three months of 2022 and 2021 were comparable at 21% and 20%, respectively.
Hawaiian Electric’s consolidated ROACE was 8.1% and 9.0% for the twelve months ended March 31, 2022 and March 31, 2021, respectively.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of March 31, 2022 amounted to $4.9 billion, of which approximately 25% related to generation PPE, 66% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 8% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission.
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
In the fourth quarter of 2021, the Utilities outlined its Climate Action Plan to cut carbon emissions from power generation 70% by 2030, compared to a 2005 baseline. The emissions covered by this goal include stack emissions from generation owned by Hawaiian Electric and IPPs who sell electricity to the Utilities. The 2030 commitment would provide a significant portion of the reduction the entire Hawaii economy needs to meet the U.S. target of cutting carbon emissions by at least 50% economy-wide by 2030. Hawaiian Electric has also committed to achieving net zero carbon emissions from power generation by 2045 or sooner. Key elements of the 2030 plan include the closure of the state’s last coal-fired IPP plant in 2022 upon expiry of the PPA, increasing rooftop solar by more than 50% over 2021 levels, retiring six fossil fuel generating units, adding at least 1 GW of renewable generation to what was already in place in 2021, increasing grid-scale and customer-owned storage, expanding geothermal resources, and creating customer incentives for using clean, lower-cost energy at certain times of the day and using less fossil-fueled energy at night. The retirement of fossil-fueled generating units to achieve the Utilities’ 70% decarbonization goal is consistent with state policy and supported by Hawaii State law. See “Forecast of capital expenditures—Liquidity and capital resources” for a discussion of potential capital expenditures related to decarbonization efforts.
On September 1, 2022, the last coal-fired IPP plant in the state, providing approximately 10% of Oahu’s generation, will cease operations, removing a significant amount of GHG emissions from the Utilities’ generation mix. The plant’s aging infrastructure could lead to more unscheduled outages compared to historic performance, which may impact system reliability.
In anticipation of the retirement of the coal-fired IPP plant, the Utilities have developed plans, including contingency plans, to ensure reliable service through the transition period. These plans include the anticipated addition of ten renewable energy/storage projects, reserve capacity from existing generation sources, the acceleration of maintenance work during periods with anticipated higher reserve levels, and multiple demand response/distributed energy resources programs. However, future events, including unexpected issues with existing generation, or supply chain issues and inflationary pressures, as well as federal policies related to solar panel imports, among other factors, delay in the commercial operation of new generation resources, could disrupt the ability of the Utilities to deliver reliable service. Also, see the “Developments in renewable energy efforts—New renewable PPAs” section below.
Hawaii’s renewable portfolio standard law requires electric utilities to meet an RPS of 40%, 70% and 100% by December 31, 2030, 2040 and 2045, respectively. Hawaii law has also established a target of sequestering more atmospheric carbon and greenhouse gases than emitted within the state by 2045. The Utilities’ strategies and plans are fully aligned in meeting these targets.
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
The State of Hawaii’s policy is supported by the regulatory framework and includes a number of mechanisms designed to maintain the Utilities’ financial stability during the transition toward the State’s decarbonized future. Under the sales decoupling mechanism, the Utilities are allowed to recover from customers, target test year revenues, independent of the level of kWh sales, which have generally trended lower over time as privately-owned distributed energy resources have been added to the grid and energy efficiency measures have been put into place. Other regulatory mechanisms under the new PBR framework reduce some of the regulatory lag during the multi-year rate plan (MRP), such as the annual revenue adjustment to provide annual changes in utility revenues and the exceptional project recovery mechanism, which allows the Utilities to recover and earn on certain approved eligible projects placed into service. See “Regulatory proceedings” under “Commitments and contingencies” and “Decoupling” in Note 3 of the Condensed Consolidated Financial Statements.
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
The Integrated Grid Planning (IGP) utilizes an inclusive and transparent Stakeholder Engagement model to provide an avenue for interested parties to engage with the Utilities and contribute meaningful input throughout the IGP process. The IGP Stakeholder Council, Technical Advisory Panel and Working groups have been established and meet regularly to provide feedback and input on specific issues and process steps in the IGP. The Utilities submitted an updated IGP work plan to the PUC in January 2021. In August 2021, the Utilities submitted their Revised Inputs and Assumptions to the PUC for review and approval, marking the significant progress made through the stakeholder engagement phase of the IGP process. On March 31, 2022, the Utilities submitted the final Inputs and Assumptions approved by the PUC. The PUC is currently reviewing the Utilities’ planning methodologies and criteria. Once approved, the next step in the IGP process to complete a Grid Needs Assessment will begin.
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
On June 9, 2021, the PUC issued an order providing guidance to the third Grid Service RFP filed on February 23, 2021. The proposed Grid Service RFP focused only on Oahu and is seeking 132 MW of grid services with focus on capacity reduction (60 MW) similarly in response to the potential reserve shortfall from the AES coal plant retirement scheduled on September 1, 2022. The Utilities filed a final draft and received PUC approval to proceed on August 3, 2021. The Utilities subsequently issued an approved Grid Services RFP and the bids were due on October 13, 2021. The Utilities made their final selections on November 10, 2021 and commenced negotiations immediately after. The Utilities executed a GSPA for a total grid services amount of 97.4 MW and filed with the PUC to request approval on March 16, 2022.
On June 8, 2021, the PUC approved the new program, Emergency Demand Response Program (EDRP), a battery storage incentive program to dispatch electricity between 6 p.m. to 8 p.m. daily from participating residential and commercial customers, to address the potential reserve shortfalls following the AES coal plant retirement. The PUC approved EDRP for 50MW on Oahu with an incentive budget not to exceed $34 million, which will be recovered via a surcharge cost recovery mechanism over a 10-year amortization. The Utilities’ implementation plan was approved by the PUC on June 30, 2021, and the Utilities subsequently filed the updated EDRP tariffs on July 1, 2021. On February 25, 2022, the PUC approved an amendment to the Battery Bonus program that provides additional incentives to participating customers. This new amendment became effective on March 1, 2022. As of March 31, 2022, the Utilities have received and approved the applications totaling approximately 5 MW.
Grid modernization. The overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater distributed energy resources and renewable energy integration. Under the Grid Modernization Strategy, the Utilities expect that new technology will help increase adoption of private rooftop solar and make use of rapidly evolving products, including storage and advanced inverters. On March 25, 2019, the PUC approved a plan for the Utilities to implement Phase 1 of their Grid Modernization Strategy (proportional deployment of advanced metering infrastructure “AMI”). On February 28, 2022, the PUC expanded the scope of Phase 1 AMI to the full service territory with a completion date set for the third quarter of 2024. The estimated cost of full deployment (including proportional deployment) is approximately $143 million in capital and deferred software cost and is expected to be incurred over five years. As of March 31, 2022, approximately $42 million of capital and deferred software cost has been incurred to date under Phase 1 and is currently being recovered under the MPIR mechanism until such costs are included in base rates. On February 14, 2022, the Utilities filed a request with the PUC to increase operations and maintenance costs to reflect the incremental O&M costs associated with full-service territory AMI deployment. To date, the Utilities have deployed over 65,000 advanced meters, or approximately 14% of the total scheduled deployment under Phase 1.
The Utilities filed an application with the PUC on September 30, 2019 for an Advanced Distribution Management System (ADMS) as part of the second phase of their Grid Modernization Strategy implementation. However, on December 30, 2019, the PUC suspended the Utilities’ application for the Advanced Distribution Management System pending the Utilities’ filing of a supplemental application for the broad deployment of field devices. This supplement and update to the Grid Mod Phase 2 field devices application was filed on March 31, 2021. The estimated cost for the implementation over five years of the ADMS and field devices, which includes capital, deferred software costs and O&M costs, is $105 million. A PUC order was issued on April 27, 2021, unsuspending and resuming consideration of the Phase 2 Application. The Utilities filed the reply statement of position on October 15, 2021, completing the discovery phase of the docket. On November 16, 2021, the PUC suspended the Utilities’ ADMS and Phase 2 field device application to focus the Utilities’ attention on completing Phase 1. The Utilities filed a Motion for Reconsideration with the PUC in response to the suspension, but was denied. The PUC subsequently clarified that the Utilities may resume the Phase 2 docket no earlier than six months before Phase 1 is scheduled to be completed, which is the third quarter of 2024. Resumption of the Phase 2 proceeding would likely commence six months prior to this completion date selected by the PUC.
Community-based renewable energy. In December 2017, the PUC adopted a community-based renewable energy (CBRE) program framework which allows customers who cannot, or chose not to, take advantage of private rooftop solar to receive the benefits of renewable energy to help offset their monthly electric bills and support clean energy for Hawaii. The program has two phases.
The first phase, which commenced in July 2018, totals 8 MW of solar photovoltaic (PV) only with one credit rate for each island, closed on April 9, 2020. Two phase 1 projects (28.32 kW on Maui and 270 kW on Oahu) have been operational for over a year, with four additional phase 1 projects expected to become operational in 2023.
The second phase, which commenced on April 9, 2020 and subsequently expanded on July 27, 2021, allows over 250 MW across all Hawaiian Electric service territories in two tranches for small (under 250 kW), mid-tier and large system sizes to encourage a variety of system sizes. To provide opportunities for LMI customers to participate in the program, separate project proposals may be submitted specifically targeting LMI customers.
Eight RFPs were required by order: one each for Oahu, Maui, Hawaii Island, Molokai, and Lanai, and LMI-specific RFPs for Oahu, Maui, and Hawaii Island. LMI projects do not have a size cap nor do they decrease the 250 MW capacity available to other projects.
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
CBRE proposals for Lanai were due on February 14, 2022 and are currently being evaluated. CBRE proposals due date for Molokai was extended until March 1, 2022 and are currently being evaluated. On March 17, 2022 the CBRE LMI RFPs for Oahu, Maui and Hawaii were issued and are currently accepting proposals until May 17, 2022. The Utilities issued the CBRE Tranche 1 RFPs for Oahu, Maui and Hawaii on April 14, 2022 and will accept proposals for these RFPs through August 17, 2022.
The Utilities CBRE Phase 2 Rule 29 became effective on March 10, 2022. The Utilities are currently accepting project applications for small CBRE projects less than 250 kW in size. The PUC reserved 45 MW as well as a small amount of unallocated capacity from Phase 1 for small projects in Phase 2 on Oahu, Maui and Hawaii Island. The Utilities have developed a CBRE Portal where Subscriber Organizations can apply for small project capacity and manage subscribers for all CBRE projects in the program. Customers can also use the portal to subscribe to a project once the Subscriber Organization has added their project to the portal.
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
On April 4, 2022, the PUC established its Prioritized Issues for Resolution in for Phase 2 of the Microgrid proceeding, which includes the following: 1) Microgrid Compensation and Grid Services; 2) Utility Compensation; 3) Customer Protection and Related Considerations; 4) Interconnection; and 5) Working group coordination with related microgrid and resilience Initiatives at Hawaiian Electric and government agencies. Furthermore, the PUC established a procedural schedule to consist of quarterly status conference meetings with the PUC, a Phase 2 Working Group Report, draft of a revised Microgrid Service Tariff, Party comments to the proposed Microgrid Service Tariff, followed by a PUC D&O.
Decoupling. See “Decoupling” in Note 3 of the Condensed Consolidated Financial Statements for a discussion of decoupling.
Regulated returns. As part of the PBR Framework’s annual review cycle, the Utilities track their rate-making ROACEs as calculated under the earnings sharing mechanism, which includes only items considered in establishing rates. At year-end, each utility’s rate-making ROACE is compared against its ROACE allowed by the PUC to determine whether earnings sharing has been triggered. The D&O in the PBR proceeding modified the earnings sharing mechanism to a symmetric arrangement. Effective with annual earnings for 2021, the earnings sharing will be triggered for achieved rate-making ROACE outside of a 300 basis points dead band above and below the current authorized rate-making ROACE of 9.5% for each of the Utilities. Earnings sharing credits or recoveries will be included in the biannual report (formally known as annual decoupling filing) to be filed with the PUC in the spring of the following year. Results for 2021, 2020 and 2019 did not trigger the earnings sharing mechanism for the Utilities.

Actual and PUC-allowed returns, as of March 31, 2022, were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended March 31, 2022	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.30	6.01	6.68	8.60	6.66	7.50	9.61	7.41	8.58
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	(0.07)	(1.51)	(0.75)	(0.90)	(2.84)	(2.00)	0.11	(2.09)	(0.92)
*      Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**    Recorded net income divided by average common equity.
***  ROACE adjusted to remove items not included by the PUC in establishing rates, such as incentive compensation.
The factors contributing to the difference between PUC-allowed ROACEs and the ROACEs actually achieved prior to the establishment of PBR include the exclusion of certain expenses from rates (for example, incentive compensation and charitable contributions), the recognition of annual RAM revenues on June 1 annually rather than on January 1, and return on capital additions since the last rate case in excess of indexed escalations. As a result of the D&O in the PBR proceeding, the Utilities are allowed to recognize previously established RAM adjustment and ARA revenues on January 1 of each year.
Regulatory proceedings.  On December 23, 2020, the PBR D&O was issued, establishing a new PBR Framework. The PBR Framework implemented a five-year multi-year rate period (MRP), during which there will be no general rate case applications. In the fourth year of the MRP, the PUC will comprehensively review the PBR Framework to determine if any modifications or revisions are appropriate. See also “Regulatory proceedings” in Note 3 of the Condensed Consolidated Financial Statements.
Developments in renewable energy efforts.  Developments in the Utilities’ efforts to further their renewable energy strategy include renewable energy projects discussed in Note 3 of the Condensed Consolidated Financial Statements and the following:
New renewable PPAs.
•On December 31, 2019, Hawaii Electric Light and PGV entered into an Amended and Restated Power Purchase Agreement (ARPPA). The ARPPA extends the term of the existing PPA by 25 years to 2052, expands the firm capacity of the facility to 46 MW and delinks the pricing for energy delivered from the facility from fossil fuel prices to reduce cost to customers. On March 31, 2021, the PUC suspended the docket pending the completion of a supplemental environmental review under the Hawaii Environmental Policy Act (HEPA). After the Office of Planning and Sustainable Development identified the Planning Department for the County of Hawaii to be the accepting agency and approving authority for any required HEPA review, the PUC lifted the suspension of the docket stating that the docket was ready for decision-making. On March 16, 2022, the PUC issued a D&O, approving the ARPPA, subject to conditions, that include requiring completion of the final environmental review prior to construction. On March 28, 2022, Puna Pono Alliance filed a Motion for Reconsideration seeking reconsideration, modification and/or vacation of the D&O.
•The Utilities’ renewable energy goals depend, in large part, on the success of renewable projects developed and operated by independent power producers. Beginning in 2017, the Utilities embarked on an ambitious procurement effort, selecting multiple solar plus storage efforts to help reach the Utilities renewable portfolio standards goals as well as to assist the Utilities in retiring fossil fuel generation. Several of the recently procured projects have experienced delays and four Stage 2 projects have been declared null and void by the independent power producers due to a number of issues, including supply chain disruptions caused by impacts from the COVID-19 pandemic, solar product detentions at U.S. ports of entry ordered by the U.S. Customers and Border Protection agency, and unforeseen site conditions which resulted in unanticipated project costs or in some cases the inability to effectively use previously identified project sites. Projects have also indicated potential impacts from the investigation launched by the US Department of Commerce on March 28, 2022, in response to a request by Auxin Solar Inc. in regards to solar panel imports. Significant project delays or failures of these projects increase the risk of the Utilities not meeting the renewable portfolio standards or other climate related goals, eligibility for performance incentive mechanisms associated with the speed of increasing renewable generation, and the ability to retire fossil fuel units.
Tariffed renewable resources.
•As of March 31, 2022, there were approximately 554 MW, 119 MW and 133 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy

Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of March 31, 2022, an estimated 33% of single family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 20% of the Utilities’ total customers have solar systems.
•The Utilities began accepting energy from feed-in tariff projects in 2011. As of March 31, 2022, there were 43 MW, 2 MW and 6 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
Biofuel sources.
•In July 2018, the PUC approved Hawaiian Electric’s three-year biodiesel supply contract with Pacific Biodiesel Technologies, LLC (PBT) to supply 2 million to 4 million gallons of biodiesel at Hawaiian Electric’s Schofield Generating Station and the Honolulu International Airport Emergency Power Facility and any other generating unit on Oahu, as necessary. The PBT contract became effective on November 1, 2018 and has been extended for one year through December 2022. Hawaiian Electric also has a spot buy contract with PBT to purchase additional quantities of biodiesel at or below the price of diesel. Some purchases of “at parity” biodiesel have been made under the spot purchase contract, which was extended through June 2023. On June 30, 2021, the Utilities issued an RFP for all fuels, including biodiesel, for supply commencing January 1, 2023. The Utilities and PBT signed an agreement on December 13, 2021 for supply of biodiesel on all islands commencing January 1, 2023, subject to PUC approval.
•Hawaiian Electric has a contingency supply contract with REG Marketing & Logistics Group, LLC to also supply biodiesel to any generating unit on Oahu in the event PBT is not able to supply necessary quantities. This contingency contract has been extended to November 2023, and will continue with no volume purchase requirements.
Requests for renewable proposals, expressions of interest, and information.
•Under a request for proposal process governed by the PUC and monitored by independent observers, in February 2018, the Utilities issued Stage 1 Renewable RFPs for 220 MW of renewable generation on Oahu, 50 MW of renewable generation on Hawaii Island, and 60 MW of renewable generation on Maui. To date, summarized information for a total of 8 PPAs is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	4	139.5	139.5/558	7/31/22, 9/30/22, 1/20/23 &8/31/23	20 & 25	$32.2
Hawaii Electric Light	2	60	60/240	11/3/22 & 12/2/22	25	14.1
Maui Electric	2	75	75/300	4/28/23 & 10/27/23	25	17.6
Total	8	274.5	274.5/1,098			$63.9
The Utilities have received PUC approvals to recover the total projected annual payment of $63.9 million for the eight PPAs through the PPAC to the extent such costs are not included in base rates. On March 29, 2022, the Utilities filed a letter with the PUC requesting approval of an amendment requesting a price and guaranteed commercial operation date change to a previously-approved PPA for Stage 1 on Oahu to resolve a force majeure condition. On May 6, 2022, the PUC conditionally approved this PPA amendment.
•In continuation of their February 2018 request for proposal process, the Utilities issued their Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. Final awards for the renewable projects were made on May 8, 2020. Final awards for the grid services projects were made starting in January 2020. On Oahu, seven solar-plus-storage projects and one standalone storage project, totaling approximately 281 MW of generation and 1.8 GWh of storage, were selected. On Maui, three solar-plus-storage projects and one standalone storage project, totaling approximately 100 MW of generation and 560 MWh of storage, were selected. On Hawaii Island, two solar-plus-storage projects and one standalone storage project, totaling approximately 72 MW of generation and 492 MWh of storage, were selected. Two Utility Self-Build projects were among those selected; a 40-MW, 160-MWh standalone energy storage system on Maui and a 12-MW, 12-MWh storage system on Hawaii Island. Three renewable plus storage projects voluntarily withdrew from the process prior to execution of a power purchase agreement for various reasons, including change in circumstances for the developer and a misunderstanding of contract requirements. To date, the Utilities had filed 11 PPAs, including ~~4~~ PPAs declared null and void by the independent power producers, 2 GSPAs and 2 applications for commitments of funds for capital expenditures for approval of the utility self-build projects with the PUC. On March 23, 2022, the PUC approved one solar-plus-storage project on Oahu for 15 MW of generation and 60 MWh of storage.
A summary of the 7 PPAs that are still under active development, is as follows:

Utilities	Number of contracts		Total photovoltaic size (MW)	BESS Size (MW/MWh)			Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	4		94	94	/	503	5/17/23, 10/30/23, 12/29/23 & 4/9/2024	20 & 25	$32.9
Hawaiian Electric	1	*	N/A	185	/	565	12/30/22	20	24.0
Maui Electric	2		60	60	/	240	7/25/23 & 12/29/23	25	18.2
Total	7		154	339	/	1,308			$75.1
* See further discussion under “Review of Interconnection Process and Kapolei Energy Storage Power Purchase Agreement” below.
To date, six projects that have been approved by the PUC remain in development – five solar-plus-storage PPAs (112 MW) and one standalone storage PPA (185 MW). The total projected annual payment of $63.5 million for these PPAs will be recovered through the PPAC to the extent such costs are not included in base rates. On February 15, 2022, the Utilities filed letters with the PUC requesting approval of amendments to two of the previously-approved PPAs for Stage 2, one on Oahu and one on Maui, that address delays and price increase due to the COVID-19 pandemic and the global supply-chain crisis, as well as other market conditions that have arisen during the development of these projects. On March 2, 2022, the PUC declined to approve both amendments. On March 14, 2022, both the developer of the project and the Utilities filed a motion for reconsideration for one project, and the developer also filed a motion for reconsideration for the second project. On May 5, 2022, the developer withdrew its motions for reconsideration for both projects and on May 6, 2022, the Utilities withdrew their motion for reconsideration and filed the developer’s notices declaring PPAs for the projects null and void. On May 6, 2022, after the developer declared the PPAs null and void, the PUC granted the Utilities’ motion for reconsideration, approving the amendment to the Maui based project. However, the PUC’s order does not change the developer’s null and void declaration of the PPA for the Maui based project. The PPA remains null and void at this time.
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
•On November 27, 2019, the Utilities issued RFPs for renewable generation paired with energy storage on the islands of Lanai and Molokai. The Utilities were seeking PV paired with storage or small wind (specified as 100 kW turbines or smaller) on Molokai and PV paired with storage on Lanai. The RFP on Lanai was postponed on January 14, 2020 to allow the Utility to re-evaluate the scope of the RFP in response to announced plans to remove two large resorts from the grid. Proposals for the Molokai RFP were received on February 14, 2020. In light of a PUC order issued on April 9, 2020 in the CBRE docket, the Utilities proposed in their July 9, 2020 filing to combine the previously issued and subsequently postponed Lanai RFP with the CBRE RFP described in the order to optimize the benefits of procuring renewable energy, spurring development and increasing the likelihood of success of the CBRE program on Lanai. On May 21, 2021, the PUC approved the proposed combined Lanai RFP. On October 15, 2020, the Utilities selected one project from the Molokai RFP for a total of 4.5 MW of solar and 24 MWh of storage. The developer, however, declined to accept the award. On August 25 and 31, 2021, the Utilities filed proposed final drafts of the CBRE RFPs, which included three dedicated Low-to-Moderate-Income RFPs on Oahu, Maui and Hawaii, three Tranche 1 RFPs on Oahu, Maui and Hawaii, a Molokai CBRE RFP, and a combined Lanai Variable and CBRE RFP. On November 22, 2021, CBRE RFPs for Molokai and Lanai were opened. The Lanai RFP closed on February 14, 2022 and the Molokai RFP closed on March 1, 2022. A project has been selected in the Lanai RFP. Proposals are currently being evaluated in the Molokai RFP. On February 8, 2022, the PUC approved, subject to modifications, the CBRE and LMI CBRE RFPs for Oahu, Maui, and Hawaii Island. The Utilities filed the final RFPs with the PUC on February 23, 2022. On March 17, 2022, the CBRE LMI RFPs for Oahu, Maui and Hawaii were opened. The Utilities opened the CBRE Tranche 1 RFPs for Oahu, Maui and Hawaii on April 14, 2022. See “Transition to a decarbonized and sustainable energy future—Community-based renewable energy” for additional information.
•The PUC issued a letter to the Utilities requesting development with a Stage 3 RFP on Hawaii Island on January 21, 2021. In accordance with guidance provided by the PUC in a subsequent letter on April 20, 2021, the Utilities filed the Hawaii Island Grid Needs Assessment on July 15, 2021 and the draft RFP, including model contracts for PV+BESS, wind+BESS, standalone storage, firm renewable generation, and distributed energy resources aggregators on October 15, 2021. The requirements in the Stage 3 RFP are guided by the results of the Grid Needs Assessment. On March 18, 2022, the Utilities filed a second draft of the Stage 3 RFP for Hawaii Island, incorporating stakeholder and PUC feedback.
•On February 18, 2022, the PUC sent a letter to the Utilities directing them to develop Stage 3 RFPs for Oahu and Maui. On March 10, 2022, the Utilities submitted its recommendations on plans to develop Stage 3 RFPs for Oahu and Maui, and on May 2, 2022, the Utilities filed draft RFPs for Oahu and Maui. For Oahu, the Utilities are seeking 500 to 700 MW of renewable firm capacity, and at least 475 GWh of renewable dispatchable energy annually. For Maui, the Utilities are procuring at least 40 MW of renewable firm capacity, and at least 180 GWh of renewable dispatchable energy annually.
•On November 17, 2021, the Utilities filed a request with the PUC to develop an RFP for firm renewable generation for Oahu. On December 22, 2021, the PUC issued guidance to the Utilities on proceeding with such RFP. The Utilities filed a draft RFP on February 28, 2022. Per the PUC’s March 23, 2022 letter, the Utilities will pursue firm renewable generation as a part of the Stage 3 Oahu RFP.
Review of Interconnection Process and Kapolei Energy Storage Power Purchase Agreement.
•In February 2021, the PUC initiated a docket for the purposes of reviewing the status and interconnection progress of various utility-related renewable projects (i.e., Stage 1 and Stage 2 RFP PPAs and CBRE) and the Utilities’ transition plans for the expiration of the AES power purchase agreement, the retirement of the Kahului Power Plant, and other fossil fuel power plant transition plans, as needed. The Utilities filed initial status updates on the project timelines, steps needed for each of the renewable projects to achieve commercial operation and steps the Utilities are taking to address projected extensions of guaranteed commercial operation dates (GCOD) for renewable projects under development, which are due to a variety of factors, including those outside of the control of the Utilities. The PUC subsequently held status conferences on the Utilities’ updates. In April 2021, the PUC issued an Order directing the Utilities to establish regulatory liabilities for the difference between the on-peak avoided cost and the unit price included in the applications for approval of the renewable project PPAs, effective with the GCOD included in the applications (the earliest GCOD included in the applications is July 2021) or from the date of the Order for CBRE Phase 1 projects. The amount of regulatory liabilities to be recorded in future periods are not determinable at this time and would be affected by a number of factors, including the length of the GCOD extension period, the monthly on-peak avoided cost, as well as the factors described above. The Utilities filed a Motion for Reconsideration of the entire Order, or in the alternative to clarify that at most the PUC is directing the Utilities to track the information and not record the information at this time. The Utilities further requested a Stay of the Order pending resolution of the Motion. The Utilities maintain that extensions of GCODs are allowed under the PUC-approved contracts and that the Order has the unintended consequence of imposing penalties against the Utilities without due process. In May 2021, the PUC issued an order clarifying its Order and directed the Utilities to track costs to consumers caused by the perceived delay of renewable projects, and that the PUC does not intend to, at this time, impose any penalties on the Utilities. The Utilities report the tracked cost on a monthly basis. The full text of the Order, Motion for Reconsideration and request for a Stay of the Order, and clarification Order as well as the tracked costs can be found on the PUC website at dms.puc.hawaii.gov/dms (Docket No. 2021-0024).
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
On June 9, 2020, the Utilities and PAR Hawaii entered into a First Amendment to the fuel contract. The First Amendment amends only the LSFO pricing to create a two-tiered structure based on volume, with all tier-1 LSFO up to the tier-1 maximum to be purchased exclusively from PAR Hawaii at the established pricing, and purchases in excess of that volume (tier-2) either from PAR Hawaii at the established pricing, or from an alternative supplier. On August 4, 2020, the PUC approved the First Amendment, which has an effective date of July 15, 2020, on an interim basis. The PUC’s approval order allows the recovery of such costs associated with the First Amendment through the ECRC to the extent that the costs are not recovered in base rates. The PUC intends to review whether the First Amendment is reasonable and in the public interest in the final decision, but it will not subject the recovery of the costs between the interim decision and the final decision to retroactive disallowances. On July 6, 2021, the PUC issued a D&O, approving the First Amendment and requiring the Utilities to meet certain conditions of approval (COA). The Utilities are currently addressing the COAs as required in the D&O.
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
On March 3, 2022, as part of economic sanctions amid the Russia-Ukraine war, Par Hawaii announced that it is suspending all purchases of Russian crude oil, which accounts for at least 25% of Hawaii’s supply. The average fuel oil cost per barrel has increased 62% quarter over quarter and the Utilities is forecasting an approximate 10% increase in the average electric bill for the island of Oahu and approximate 20% average increase for Hawaii and Maui Island.
Army privatization. On October 30, 2020, the PUC approved Hawaiian Electric’s 50-year contract with the U.S. Army to own, operate and maintain the electric distribution system serving the U.S. Army’s 12 installations on Oahu, including Schofield Barracks, Wheeler Army Airfield, Tripler Army Medical Center, Fort Shafter, and Army housing areas. On March 1, 2022, Hawaiian Electric acquired the Army’s existing distribution system for a purchase price of $14.5 million, and will pay the Army in the form of a monthly credit against the monthly utility services charge over the 50-year term of the contract. The acquisition of additional assets contemplated in the contract, with an estimated value of $4 million, is planned for 2023.
Hawaiian Electric took ownership and all responsibilities for operation and maintenance of the system on March 1, 2022 for a 50-year term after a one-year transition period. Under the contract, Hawaiian Electric will make initial capital upgrades over the first six years of the contract and replace aging infrastructure over the 50-year term. In addition to its regular monthly electricity bill, the Army will pay Hawaiian Electric a monthly utility services charge to cover operations and maintenance expenses and provide recovery for capital upgrades, capital replacements, and the existing distribution system based on a rate of return determined by the PUC for regulated utility investments, as well as depreciation expense. A preliminary assessment estimated the capital needs of approximately $40 million in the first six years of the contract. The PUC requires Hawaiian Electric to file regular periodic reports on the activities and investments in fulfillment of the contract and will review the major projects planned on behalf of the Army. The annual impact on Hawaiian Electric’s earnings is not expected to be material and will depend on a number of factors, including the amount and timing of capital upgrades and capital replacement.
FINANCIAL CONDITION
Liquidity and capital resources. As of March 31, 2022, there were no amounts outstanding on Hawaiian Electric’s revolving credit facility and $6 million of commercial paper borrowings outstanding by the Utilities. The total amount of available borrowing capacity under the Utilities’ committed line of credit was $200 million.
Hawaiian Electric expects that its liquidity will continue to be moderately impacted at the Utilities due to lingering COVID-19 impacts to the local economy. Compared to pre-pandemic levels, delinquent accounts receivable balances have increased, which could result in higher write-offs in the future, and kWh sales have generally declined until recently, both of which impact the timing of cash flows and creates higher working capital requirements. However, the Utilities’ liquidity and access to capital remains adequate and is expected to remain adequate. As of March 31, 2022, the total amount of available borrowing capacity (net of commercial paper outstanding) under the Utilities’ committed lines of credit and cash and cash equivalents was approximately $223 million.
The moratorium on customer disconnections was lifted on May 31, 2021. Starting in the third quarter of 2021, the Utilities commenced the disconnection process on a tiered basis, targeting the oldest and largest balances first, which is expected to reduce delinquent accounts receivable balances over time and accelerate cash collections.
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	March 31, 2022		December 31, 2021
Short-term borrowings	$6	—%	$—	—%
Long-term debt, net	1,677	42	1,676	42
Preferred stock	34	1	34	1
Common stock equity	2,277	57	2,262	57
	$3,994	100%	$3,972	100%

Information about Hawaiian Electric’s commercial paper borrowings, borrowings from HEI and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Three months ended March 31, 2022	March 31, 2022	December 31, 2021
Short-term borrowings[1]
Commercial paper	$13	$6	$—
Borrowings from HEI	—	—	—
Line of credit draws on revolving credit facility	—	—	—

1   The maximum amount of external short-term borrowings by Hawaiian Electric during the first three months of 2022 was approximately $41 million. As of March 31, 2022, Hawaii Electric Light had short-term borrowings from Hawaiian Electric of $5 million and Hawaiian Electric had short-term borrowings from Maui Electric of $12.8 million, which intercompany borrowings are eliminated in consolidation.
Credit agreement. On February 18, 2022, the PUC approved Hawaiian Electric’s request to extend the term of the $200 million Hawaiian Electric revolving credit facility to May 14, 2026. In addition to extending the term, Hawaiian Electric also received PUC approval to exercise its options of two one-year extensions of the commitment termination date and to increase its aggregate revolving commitment amount from $200 million to $275 million, should there be a need. Hawaiian Electric has a $200 million line of credit facility with no amount outstanding at March 31, 2022.
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
On May 24, 2019, the PUC approved the Utilities’ request to issue SPRBs in the amounts of up to $70 million, $2.5 million and $7.5 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, prior to June 30, 2020, to finance the Utilities’ capital improvement programs. Pursuant to this approval, on October 10, 2019, the DBF issued, at par, Series 2019 SPRBs in the aggregate principal amount of $80 million with a maturity of October 1, 2049. As of March 31, 2022, Hawaiian Electric had $2.1 million of undrawn funds remaining with the trustee. Hawaii Electric Light and Maui Electric have no undrawn funds.
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
As of March 31, 2022, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $135 million, $85 million, and $45 million, respectively, of remaining taxable debt to issue prior to December 31, 2022. See summary table below.

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
On May 3, 2022, the Utilities received PUC approval through the expedited approval process to issue taxable debt (Hawaiian Electric up to $50 million, Hawaii Electric Light up to $30 million and Maui Electric up to $35 million) prior to December 31, 2022.
On April 29, 2022, the Utilities requested PUC approval to issue, over a four-year period from January 1, 2023 to December 31, 2026, unsecured obligations bearing taxable interest (Hawaiian Electric up to $230 million, Hawaii Electric Light up to $65 million and Maui Electric up to $105 million), to finance capital expenditures, repay long-term and/or short-term debt used to finance or refinance capital expenditures, and/or to reimburse funds used for payment of capital expenditures.
Equity. In October 2018, the Utilities received PUC approval for the supplemental increase to issue and sell additional common stock in the amounts of up to $280 million for Hawaiian Electric and up to $100 million each for Hawaii Electric Light and Maui Electric, with the new total “up to” amounts of $430 million for Hawaiian Electric and $110 million each for Hawaii Electric Light and Maui Electric, and to extend the period authorized by the PUC to issue and sell common stock from December 31, 2021 to December 31, 2022. As of March 31, 2022, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $221.4 million, $93.7 million, and $63.2 million, respectively, of remaining common stock to issue prior to December 31, 2022. See summary table below.

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
On April 29, 2022, the Utilities requested PUC approval to issue and sell each utility’s common stock over a four-year period from January 1, 2023 through December 31, 2026 (Hawaiian Electric’s sale/s to HEI of up to $75 million, Hawaii Electric Light sale/s to Hawaiian Electric of up to $25 million, and Maui Electric sale/s to Hawaiian Electric of up to $55 million) and the purchase of Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric from 2023 through December 31, 2026.
Cash flows. The following table reflects the changes in cash flows for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

	Three months ended March 31
(in thousands)	2022	2021	Change
Net cash provided by operating activities	$76,775	$31,961	$44,814
Net cash used in investing activities	(74,864)	(68,498)	(6,366)
Net cash provided by (used in) financing activities	(25,974)	36,460	(62,434)

Net cash provided by operating activities. The increase in net cash provided by operating activities was driven by higher cash receipts from customers due to increased disconnection effort and receipts of payments on installment plans, and timing in receipts of payments from large government accounts, as well as lower cash paid for accounts payable due to timing, partially offset by higher cash paid for fuel oil stock due to higher fuel oil prices and volume purchased.
Net cash used in investing activities. The increase in net cash used in investing activities was primarily driven by an increase in capital expenditures related to construction activities.
Net cash provided by financing activities. The decrease in net cash provided by financing activities was primarily driven by lower net cash from long-term debts, partially offset by net increase in short-term borrowings.
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
Forecast capital expenditures. For the five-year period 2022 through 2026, the Utilities forecast up to $2.1 billion of net capital expenditures, which could change over time based upon external factors such as the timing and scope of environmental regulations and/or unforeseen delays in permitting and timing of PUC decisions. Approximately $1.3 billion is related to replacement and modernization of generation, transmission and distribution assets; approximately $0.5 billion is related to climate-related projects to transition to renewable energy or mitigate climate impacts by increasing the resilience of the system, and approximately $0.3 billion for targeted efforts to improve reliability. Proceeds from the issuance of equity and long-term debt, cash flows from operating activities, temporary increases in short-term borrowings and existing cash and cash equivalents are expected to provide the funds needed for the net capital expenditures, to pay down commercial paper or other short-term borrowings, as well as to fund any unanticipated expenditures not included in the 2022 to 2026 forecast (such as increases in the costs or acceleration of capital projects, or unanticipated capital expenditures that may be required by new environmental laws and regulations).

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

Bank
Recent Developments—COVID-19
See also Recent developments—COVID-19 in HEI’s MD&A.
The Hawaii economy continued to improve in the first quarter of 2022 as an increase in visitor arrivals have helped drive a growing labor market and tax collections. Domestic visitor arrivals were near pre-pandemic levels due to pent up demand from leisure travelers. The state and county governments have also lifted all COVID-related travel restrictions for arriving domestic passengers. International visitor arrivals continued to lag significantly behind pre-pandemic levels but it is expected to increase as Asian countries begin to loosen travel restrictions. Other COVID-related mandates have also been lifted such as the indoor mask mandate and capacity limits for indoor and outdoor events. Although new daily case counts have risen recently, hospitalization rates have not been impacted by the increase in infection counts.
The Federal Reserve raised its federal funds rate for the first time in three years in response to inflationary pressures in the economy. The overall level of interest rates across the curve remain at relatively low levels and ASB’s net interest margin for the quarter ended March 31, 2022 of 2.79% was flat to the linked quarter ended December 31, 2021 and lower than the net interest margin for the quarter ended March 31, 2021 of 2.95%.
ASB continued to experience deposit growth, which outpaced loan growth and was used to purchase investment securities. The Bank’s ASB CARES loan program continued to paydown and fees from the program along with the growth in investment securities portfolio contributed to higher interest income, offsetting the effect of lower loan portfolio balances and earning asset yields. Net interest income improved to $59.0 million for the quarter ended March 31, 2022 compared to $57.1 million for the quarter ended March 31, 2021.
For the quarter ended March 31, 2022, ASB recorded a $3.3 million negative provision for credit losses that reduced the allowance for credit losses, reflecting the release of reserves for a nonperforming loan that was paid down, lower loss rates in the commercial real estate loan portfolio and overall lower net charge offs. The provision for credit losses in future quarters will be dependent on future economic conditions and changes to borrower credit quality at that time.
In response to COVID-19, ASB made short-term loan modifications to borrowers who were generally payment current at the time of relief. As of March 31, 2022, approximately $0.1 million of loans remained in their active deferral period. Approximately $6.1 million of loans were not able to resume their contractual payments and were considered delinquent as of March 31, 2022.
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
The CARES Act was signed into law on March 27, 2020. The CARES Act provided over $2 trillion in economic assistance for American workers, families, and small businesses, and job preservation for American industries. The PPP was established under the CARES Act and implemented by the United States Small Business Administration (SBA) to provide a direct incentive for small businesses to keep their workers on the payroll as a result of the COVID-19 crisis. ASB worked with a number of small businesses, both customers and non-customers, to complete the loan application forms so that these businesses could participate in the program. During the first round of PPP, the Bank secured more than $370 million in PPP loans for approximately 4,100 small businesses that supported over 40,000 jobs; ASB received processing fees totaling approximately $13 million and started recognizing these fees over the life of the loans. During the second round of PPP, ASB secured more than $175 million for approximately 2,200 small businesses that supported more than 20,000 jobs; ASB received processing fees of approximately $9 million. The remaining PPP loans outstanding as of March 31, 2022 was approximately $41 million and the remaining fees to be recognized over the life of the loans was approximately $1.5 million.
Other provisions of the CARES Act provides that a financial institution may elect to suspend the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and any related impairment for accounting purposes. See Note 4 of the Condensed Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

	Three months ended March 31		Increase
(in millions)	2022	2021	(decrease)	Primary reason(s)
Interest and dividend income	$60	$59	$1
				Average loan portfolio yields were 19 basis points lower—impacted by the continued low interest rate environment as adjustable rate loans have repriced lower during the past year and new loan production yields continue to originate below their portfolio yields. Lower loan yields were also due to lower PPP loan fees recognized in 2022 compared to 2021 as the PPP loan portfolio has paid down significantly over the past year.
				Average loan portfolio balances decreased $156 million - home equity lines of credit average balance decreased $97 million due to increased paydowns in the portfolio; consumer loan average balance decreased $45 million due to ASB’s strategic decision to reduce production of this loan type during the period of weakened economic activity caused by the COVID-19 pandemic. Commercial loan average balance decreased $201 million due to repayments in the PPP loan portfolio. Residential average balance increased $154 million due to the Bank’s decision to portfolio a larger portion of the production. Commercial real estate average balance increased $28 million due to demand for this loan type.
				Average investment securities portfolio balance increased $801 million—excess liquidity from strong deposit growth invested in agency securities.
				Average investment securities yields 30 basis points higher—benefited from lower amortization of premiums in the investment portfolio.
Noninterest income	16	19	(3)
				Lower mortgage banking income - lower residential loan sale volume due to lower production volume, ASB’s decision to portfolio a larger portion of the residential loan production and lower residential loan sale profit margin in 2022 compared to 2021.
				Lower bank owned life insurance income - lower return from insurance policies and lower insurance policy claim proceeds in 2022 compared to 2021.
				Gain on sale of real estate - due to the sale of a branch property owned by ASB. The branch was closed in January 2022.
Less: gain on sale of real estate	(1)	—	(1)	Gain on sale of real estate, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 4, is classified as gain on sale of real estate in the condensed consolidated statements of income, and accordingly, is reflected in operating expenses below as a separate line item and excluded from Revenues.
Less: gain on sale of investment securities, net	—	(1)	1	Gain on sale of investment securities, net, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 4, is classified as gain on sale of investment securities, net in the condensed consolidated statements of income, and accordingly, is reflected below following operating income as a separate line item and excluded from Revenues.
Revenues	75	77	(2)	The decrease in revenues for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to lower noninterest income partly offset by higher interest income.
Interest expense	1	1	—
				Interest expense on deposits and other borrowings were flat.
				Average core deposit balances increased $535 million; average term certificate balances decreased $129 million.
				Average deposit yields decreased from 8 basis points to 5 basis points.
				Average other borrowings decreased $15 million and average yields decreased 8 basis points.
Provision for credit losses	(3)	(8)	5

	Three months ended March 31		Increase
(in millions)	2022	2021	(decrease)	Primary reason(s)
				2022 negative provision for credit losses reflects a stable economic outlook, good credit trends including lower net charge-offs and improved credit loss rates which included credit upgrades in the commercial real estate loan portfolio.
				2022 negative provision for credit losses also due to the release of loss reserves for a commercial real estate credit.
				2021 negative provision for credit losses reflected improvement in economic outlook, strong credit results including lower net charge-offs and improved credit loss rates which included credit upgrades in the commercial real estate and commercial loan portfolios.
				2021 negative provision for credit losses was also due to lower personal unsecured loan portfolio balances which had higher credit loss rates.
				Delinquency rates have decreased—from 0.43% at March 31, 2021 to 0.27% at March 31, 2022 due to lower residential 1-4 family, commercial real estate, consumer and home equity line of credit loan delinquencies.
				Net charge-off to average loans have decreased—from 0.18% at March 31, 2021 to 0.01% at March 31, 2022 primarily due to lower personal unsecured loan portfolio net charge-offs.
Noninterest expense	48	48	—
				Lower compensation and benefits expenses offset by higher occupancy expenses.
				2021 noninterest expense benefited from a one-time credit adjustment for a change in accounting for the ASB retirement plan.
Gain on sale of real estate	(1)	—	(1)
Expenses	45	41	4
The increase in expenses for the three months ended March 31, 2022 compared to the same period in 2021 was due to higher negative provision for credit losses in 2021, partly offset by higher gain on sale of real estate.

Operating income	30	36	(6)
The decrease in operating income for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to higher negative provision for credit losses in 2021 and lower noninterest income, partly offset by higher interest income.

Gain on sale of investment securities, net	—	1	(1)	The decrease in gain on sale of investment securities - primarily due to the sale of investment securities in 2021 with no similar sales in 2022.
Net income	24	30	(6)
Net income for the three months ended March 31, 2022 was lower than the same period in 2021 due to lower operating income and lower gain on sale of investment securities, partly offset by lower income tax expense.

ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended March 31
(%)	2022	2021
Return on average assets	1.04	1.40
Return on average equity	13.70	16.04
Net interest margin	2.79	2.95

	Three months ended March 31
	2022			2021
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$134,835	$66	0.20	$47,080	$12	0.10
FHLB stock	10,000	74	3.00	9,929	81	3.29
Investment securities
Taxable	3,131,482	13,554	1.73	2,352,570	8,366	1.42
Non-taxable	69,600	367	2.11	47,599	271	2.28
Total investment securities	3,201,082	13,921	1.74	2,400,169	8,637	1.44
Loans
Residential 1-4 family	2,303,446	20,113	3.49	2,149,788	19,588	3.64
Commercial real estate	1,137,295	9,211	3.25	1,108,851	9,005	3.26
Home equity line of credit	840,974	6,223	3.00	937,942	7,265	3.14
Residential land	20,822	257	4.93	16,457	210	5.11
Commercial	761,525	6,812	3.60	962,198	8,912	3.73
Consumer	113,826	3,459	12.33	158,930	4,987	12.72
Total loans [1,2]	5,177,888	46,075	3.58	5,334,166	49,967	3.77
Total interest-earning assets [3]	8,523,805	60,136	2.83	7,791,344	58,697	3.03
Allowance for credit losses	(71,135)			(101,712)
Noninterest-earning assets	709,010			766,844
Total assets	$9,161,680			$8,456,476
Liabilities and shareholder’s equity:
Savings	$3,258,551	$207	0.03	$2,901,661	$191	0.03
Interest-bearing checking	1,331,008	64	0.02	1,180,049	57	0.02
Money market	205,363	33	0.07	178,275	37	0.09
Time certificates	411,372	643	0.63	540,461	1,177	0.88
Total interest-bearing deposits	5,206,294	947	0.07	4,800,446	1,462	0.12
Advances from Federal Home Loan Bank	—	—	—	30,126	23	0.30
Securities sold under agreements to repurchase and federal funds purchased	90,279	5	0.02	75,332	4	0.02
Total interest-bearing liabilities	5,296,573	952	0.07	4,905,904	1,489	0.12
Noninterest bearing liabilities:
Deposits	2,973,597			2,645,636
Other	194,449			168,067
Shareholder’s equity	697,061			736,869
Total liabilities and shareholder’s equity	$9,161,680			$8,456,476
Net interest income		$59,184			$57,208
Net interest margin (%) [4]			2.79			2.95
1   Includes loans held for sale, at lower of cost or fair value.
2   Includes recognition of net deferred loan fees of $1.9 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans. Includes nonaccrual loans.
3   For the three months ended March 31, 2022 and 2021, the taxable-equivalent basis adjustments made to the table above were not material.
4   Defined as net interest income, on a fully taxable equivalent basis, as a percentage of average total interest-earning assets.
Earning assets, costing liabilities, contingencies and other factors.  Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on costing liabilities. The interest rate environment has been impacted by disruptions in the financial markets over a period of several years. Although the Federal Open Market Committee increased its federal funds rate target range to 0.25% - 0.50% in 2022 due to signs of inflation, ASB’s net interest income and net interest margin remain at lower levels. A prolonged low interest rate environment may continue to negatively impact ASB’s net interest income and net interest margin.
Loans and mortgage-backed securities are ASB’s primary earning assets.
Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. See Note 4 of the Condensed Consolidated Financial Statements for a composition of ASB’s loan portfolio.
Home equity — key credit statistics. The HELOC portfolio makes up 16% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable-rate term loan with a 20-year amortization period. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed-rate loan with level principal and interest payments. As of March 31, 2022, approximately 38% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. A HELOC loan is typically in a subordinate lien position to a borrower’s first mortgage loan, however, approximately 57% of ASB’s HELOC loan portfolio is in a first lien position.
Loan portfolio risk elements.  See Note 4 of the Condensed Consolidated Financial Statements.
Investment securities.  ASB’s investment portfolio was comprised as follows:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$166,079	5%	$149,961	5%
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	2,914,027	93	2,900,322	94
Corporate bonds	43,123	1	31,178	1
Mortgage revenue bonds	15,296	1	15,427	—
Total investment securities	$3,138,525	100%	$3,096,888	100%
Currently, ASB’s investment portfolio consists of U.S. Treasury and federal agency obligations, mortgage-backed securities, corporate bonds and mortgage revenue bonds. ASB owns mortgage-backed securities issued or guaranteed by the U.S. government agencies or sponsored agencies, including the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), Government National Mortgage Association (GNMA) and Small Business Administration (SBA). Principal and interest on mortgage-backed securities issued by FNMA, FHLMC, GNMA and SBA are guaranteed by the issuer and, in the case of GNMA and SBA, backed by the full faith and credit of the U.S. government. U.S. Treasury securities are also backed by the full faith of the U.S. government. The increase in the investment securities portfolio was primarily due to the purchase of treasury and agency mortgage-backed securities with excess liquidity.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. While deposits have increased by $117 million year-to-date, deposit retention and sustained growth will remain challenging in the current environment due to the low level of short-term interest rates. Advances from the FHLB of Des Moines, securities sold under agreements to repurchase and federal funds purchased continue to be additional sources of funds. As of March 31, 2022 ASB’s costing liabilities consisted of 98% deposits and 2% other borrowings compared to 99% deposits and 1% other borrowings as of December 31, 2021. The weighted average cost of deposits for the first three months of 2022 and 2021 was 0.05% and 0.08%, respectively.
Federal Home Loan Bank of Des Moines. As of March 31, 2022 and December 31, 2021, ASB had no advances outstanding at the FHLB of Des Moines. As of March 31, 2022, the unused borrowing capacity with the FHLB of Des Moines was $2.1 billion. The FHLB of Des Moines continues to be an important source of liquidity for ASB.
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

As of March 31, 2022, ASB had an unrealized loss, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $152.4 million compared to an unrealized loss, net of taxes, of $32.0 million as of December 31, 2021. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first three months of 2022, ASB recorded a negative provision for credit losses of $3.8 million in the allowance for credit losses reflecting a stable economic outlook, good credit trends including lower net charge-offs and credit upgrades in the commercial real estate loan portfolio and the release of reserves for a nonperforming commercial real estate loan. During the first three months of 2021, ASB recorded a negative provision for credit losses of $7.0 million in the allowance for credit losses primarily due to improvement in the economic outlook, strong credit results including lower net charge-offs and credit upgrades in the commercial real estate and commercial loan portfolios and lower personal unsecured loan portfolio balances.

	Three months ended March 31		Year ended December 31, 2021
(in thousands)	2022	2021
Allowance for credit losses, beginning of period	$71,130	$101,201	$101,201
Provision for credit losses	(3,763)	(7,035)	(26,425)
Less: net charge-offs	156	2,373	3,646
Allowance for credit losses, end of period	$67,211	$91,793	$71,130
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.01%	0.18%	0.07%
ASB maintains a reserve for credit losses that consists of two components, the allowance for credit losses and an allowance for loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in provision for credit losses. For the three months ended March 31, 2022 and 2021, ASB recorded a provision for credit losses for unfunded commitments of $0.5 million and a negative provision for credit losses for unfunded commitments of $1.4 million, respectively. As of March 31, 2022 and December 31, 2021, the reserve for unfunded loan commitments was $5.4 million and $2.9 million, respectively.
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
Beginning in the second quarter of 2020, ASB adopted the community bank leverage ratio framework, which allowed it to report only on the community bank leverage ratio, but does not change minimum capital requirements under OCC regulations. At March 31, 2021, ASB’s leverage ratio was below the 8.5 percent requirement to qualify for abbreviated reporting under the community bank leverage framework for 2021 and started reporting its risk-based capital ratios in the third quarter of 2021. As of March 31, 2022, the bank was in compliance with all of the minimum capital requirements under OCC regulations, and was categorized as “well capitalized” under the regulatory framework for prompt corrective action.

FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	March 31, 2022	December 31, 2021	% change
Total assets	$9,252	$9,182	1
Investment securities	3,139	3,097	1
Loans held for investment, net	5,118	5,140	—
Deposit liabilities	8,289	8,172	1
Other bank borrowings	137	88	56
As of March 31, 2022, ASB was one of Hawaii’s largest financial institutions based on assets of $9.3 billion and deposits of $8.3 billion.
As of March 31, 2022, ASB’s unused FHLB borrowing capacity was approximately $2.1 billion. As of March 31, 2022, ASB had commitments to borrowers for loans and unused lines and letters of credit of $2.0 billion, of which, commitments to lend to borrowers whose loan terms have been modified in troubled debt restructurings were nil. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the three months ended March 31, 2022, net cash provided by ASB’s operating activities was $24 million. Net cash used during the same period by ASB’s investing activities was $152 million, primarily due to purchases of available-for-sale securities of $291 million and additions to premises and equipment of $1 million, partly offset by the receipt of investment security repayments and maturities of $109 million, a net decrease in loans of $28 million, proceeds from redemption of bank owned life insurance of $2 million and proceeds from the sale of real estate of $1 million. Net cash provided by financing activities during this period was $147 million, primarily due to increases in deposit liabilities of $117 million and a net increase in repurchase agreements of $49 million, partly offset by a net decrease in mortgage escrow deposits of $4 million and $15 million in common stock dividends to HEI (through ASB Hawaii).
For the three months ended March 31, 2021, net cash provided by ASB’s operating activities was $17 million. Net cash used during the same period by ASB’s investing activities was $448 million, primarily due to purchases of available-for-sale securities of $782 million, purchases of held-to-maturity securities of $88 million, additions to premises and equipment of $3 million, contributions to low income housing investments of $3 million and a net increase in stock from the Federal Home Loan Bank of $1 million, partly offset by the receipt of investment security repayments and maturities of $205 million, proceeds from the sale of investment securities of $197 million, a net decrease in loans receivable of $24 million and proceeds from the redemption of bank owned life insurance of $3 million. Net cash provided by financing activities during this period was $362 million, primarily due to increases in deposit liabilities of $358 million and a net increase in repurchase agreements of $13 million, partly offset by a net decrease in mortgage escrow deposits of $4 million and $5 million in common stock dividends to HEI (through ASB Hawaii).
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of March 31, 2022, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 7.8% (5.0%), common equity Tier-1 ratio of 13.3% (6.5%), Tier-1 capital ratio of 13.3% (8.0%) and total capital ratio of 14.3% (10.0%). As of December 31, 2021, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 7.9% (5.0%), common equity Tier-1 ratio of 13.3% (6.5%), Tier-1 capital ratio of 13.3% (8.0%) and total capital ratio of 14.3% (10.0%). All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to HEI (through ASB Hawaii).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company considers interest-rate risk (a non-trading market risk) to be a significant market risk for ASB as it could potentially have material impacts on the Company’s results of operations, financial condition and liquidity. For additional quantitative and qualitative information about the Company’s market risks, see HEI’s and Hawaiian Electric’s Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of HEI’s 2021 Form 10-K (pages 77 to 79).

ASB’s interest-rate risk sensitivity measures as of March 31, 2022 and December 31, 2021 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
+300	3.6%	5.6%	10.3%	15.5%
+200	2.4	4.0	7.6	11.7
+100	1.2	2.3	4.2	7.0
-100	(1.5)	(2.5)	(6.0)	(12.6)

ASB’s net interest income (NII) sensitivity profile was less asset sensitive as of March 31, 2022 compared to December 31, 2021, primarily driven by the increase in market rates and core deposit funded investment securities purchases. The increase in market rates decreased prepayment expectations in the bank’s fixed-rate mortgage and mortgage-backed investment portfolios, driving decreased asset sensitivity. In addition, the deployment of strong core deposit growth into new fixed-rate investment purchases further contributed to decreased sensitivity.
Economic value of equity (EVE) sensitivity decreased as of March 31, 2022 compared to December 31, 2021 as the duration of assets lengthened while the duration of core deposits shortened. The increase in market rates led to slower prepayment expectations and lengthened the duration of the fixed-rate mortgage and mortgage-backed investment portfolios. The upward shift in the yield curve shortened the duration of core deposits, further contributing to decreased EVE sensitivity.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in HEI’s and Hawaiian Electric’s 2021 Form 10-K (see “Part I. Item 3. Legal Proceedings” and proceedings referred to therein) and this Form 10-Q (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 3 and 4 of the Condensed Consolidated Financial Statements) are incorporated by reference in this Item 1. With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts typically maintained in confidence unless and until a resolution is achieved. Certain HEI subsidiaries (including Hawaiian Electric and its subsidiaries, ASB and Pacific Current and its subsidiaries) may also be involved in ordinary routine PUC proceedings, environmental proceedings and litigation incidental to their respective businesses.
Item 1A. Risk Factors
For information about Risk Factors, see pages 20 to 34 of HEI’s and Hawaiian Electric’s 2021 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and the Condensed Consolidated Financial Statements herein. Also, see “Cautionary Note Regarding Forward-Looking Statements” on pages iv through vi herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of HEI common shares were made on the open market during the first quarter of 2022 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2022	12,306	$41.90	—	NA
February 1 to 28, 2022	14,171	$41.35	—	NA
March 1 to 31, 2022	177,272	$42.12	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
**The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 7,373 of the 12,306 shares, 8,597 of the 14,171 shares and 150,302 of the 177,272 shares were purchased for the DRIP; 3,644 of the 12,306 shares, 3,958 of the 14,171 shares and 20,995 of the 177,272 shares were purchased for the HEIRSP; and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 6. Exhibits

HEI Exhibit 4.1*	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HEI and its subsidiaries.

HEI Exhibit 10.2*	Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988, between HEI, HEIDI and the Federal Savings and Loan Insurance Corporation (by the Federal Home Loan Bank of Seattle).

HEI Exhibit 10.3*	OTS letter regarding release from Part II.B. of the Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988.

HEI Exhibit 10.12*	Nonemployee Director Retirement Plan, effective as of October 1, 1989.

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Scott W. H. Seu (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Gregory C. Hazelton (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

HEI Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

HEI Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Hawaiian Electric Exhibit 10.1	Supply Contract for Low Sulfur Fuel Oil, High Sulfur Fuel Oil, No. 2 Diesel, and Ultra-Low Sulfur Diesel by and between Hawaiian Electric, Hawaii Electric Light, and Maui Electric and PAR Hawaii Refining, LLC dated February 1, 2022 (certain confidential information has been omitted)

Hawaiian Electric Exhibit 10.4	Second Amendment dated February 1, 2022 to Supply Contract for Low Sulfur Fuel Oil, High Sulfur Fuel Oil, No. 2 Diesel, and Ultra-Low Sulfur Diesel by and between Hawaiian Electric, Hawaii Electric Light, and Maui Electric and PAR Hawaii Refining, LLC dated January 21, 2019 (certain confidential information has been omitted)

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Shelee M. T. Kimura (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

* Exhibit was previously filed with the SEC prior to 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Scott W. H. Seu	By	/s/ Shelee M. T. Kimura
	Scott W. H. Seu		Shelee M. T. Kimura
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Gregory C. Hazelton	By	/s/ Tayne S. Y. Sekimura
	Gregory C. Hazelton		Tayne S. Y. Sekimura
	Executive Vice President		Senior Vice President,
	and Chief Financial Officer		Chief Financial Officer and Treasurer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: May 9, 2022		Date: May 9, 2022