Form 10-Q
period 2022-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2022-08-08
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒
Securities registered pursuant to 12(b) of the Act:
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding July 25, 2022
Hawaiian Electric Industries, Inc. (Without Par Value)	109,469,093	Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	17,753,533	Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2022

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2022 and 2021
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and six months ended June 30, 2022 and 2021
3		Condensed Consolidated Balance Sheets (unaudited) - June 30, 2022 and December 31, 2021
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three and six months ended June 30, 2022 and 2021
5		Condensed Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2022 and 2021
Hawaiian Electric Company, Inc. and Subsidiaries
7		Condensed Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2022 and 2021
7		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and six months ended June 30, 2022 and 2021
8		Condensed Consolidated Balance Sheets (unaudited) - June 30, 2022 and December 31, 2021
9		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three and six months ended June 30, 2022 and 2021
10		Condensed Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2022 and 2021
10		Notes to Condensed Consolidated Financial Statements (unaudited)
61	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
61		HEI consolidated
66		Electric Utilities
82		Bank
91	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
92	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
93	Item 1.	Legal Proceedings
93	Item 1A.	Risk Factors
93	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
94	Item 6.	Exhibits
95	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2022
GLOSSARY OF TERMS

Terms	Definitions
ACL	Allowance for credit losses, which is the current credit loss standard, requires recording the allowance based on the expected loss model
AES Hawaii	AES Hawaii, Inc.
AOCI	Accumulated other comprehensive income/(loss)
ARA	Annual revenue adjustment
ASB	American Savings Bank, F.S.B., a wholly owned subsidiary of ASB Hawaii, Inc.
ASB Hawaii	ASB Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASU	Accounting Standards Update
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act enacted March 27, 2020
CBRE	Community-based renewable energy
Company	Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B. and Pacific Current, LLC and its subsidiaries (listed under Pacific Current). The Old Oahu Tug Service, Inc. was dissolved in March 2022.
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
CSSM	Collective Shared Savings Mechanism
D&O	Decision and order from the PUC
DER	Distributed energy resources
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
ECRC	Energy cost recovery clause
EIP	2010 Equity and Incentive Plan, as amended and restated
EPA	Environmental Protection Agency — federal
EPRM	Exceptional Project Recovery Mechanism
EPS	Earnings per share
ESM	Earnings Sharing Mechanism
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
Fitch	Fitch Ratings, Inc.
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GNMA	Government National Mortgage Association
GSPA	Grid Services Purchase Agreement
Hamakua Energy	Hamakua Energy, LLC, an indirect subsidiary of Pacific Current
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.

GLOSSARY OF TERMS, continued

Terms	Definitions
Hawaiian Electric	Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited and Renewable Hawaii, Inc.
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc. and Pacific Current, LLC. The Old Oahu Tug Service, Inc. was dissolved in March 2022.
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
IRLCs	Interest rate lock commitments
Kalaeloa	Kalaeloa Partners, L.P.
kWh	Kilowatthour/s (as applicable)
LMI	Low-to-moderate income
LTIP	Long-term incentive plan
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Mauo	Mauo, LLC, a subsidiary of Pacific Current
MPIR	Major Project Interim Recovery
MRP	Multi-year rate period
MSRs	Mortgage servicing rights
MW	Megawatt/s (as applicable)
NII	Net interest income
NPBC	Net periodic benefit costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
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
•ability to adequately address risks and capitalize on opportunities related to our environmental, social and governance priority areas, which currently include decarbonization, economic health and affordability, reliability and resilience, secure digitalization, diversity, equity and inclusion, employee engagement, and climate-related risks and opportunities;
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
•the ability of the Utilities to recover increasing costs and earn a reasonable return on capital investments not covered by the ARA, while providing the customer dividend required by performance-based regulation (PBR);
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
•unfavorable changes in economic conditions, such as sustained inflation, higher interest rates or recession, may negatively impact the ability of the Company’s customers to pay their utility bills or loan payments, reduce loan production, and increase operating costs of the Utilities or Bank that cannot be passed on to, or recovered, from customers;
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
•federal, state, county and international governmental and regulatory actions, such as existing, new and changes in laws, rules and regulations applicable to HEI, the Utilities and ASB (including changes in taxation and tax rates, increases in capital requirements, regulatory policy changes, environmental laws and regulations (including resulting compliance costs and risks of fines and penalties and/or liabilities), the regulation of greenhouse gas emissions, governmental fees and assessments (such as
v

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands, except per share amounts)	2022	2021	2022	2021
Revenues
Electric utility	$818,873	$601,879	$1,527,665	$1,166,743
Bank	75,324	77,260	150,439	154,391
Other	1,410	1,118	2,571	2,069
Total revenues	895,607	680,257	1,680,675	1,323,203
Expenses
Electric utility	747,719	534,195	1,382,916	1,029,945
Bank	53,401	37,454	98,486	79,289
Other	7,819	6,752	13,329	14,082
Total expenses	808,939	578,401	1,494,731	1,123,316
Operating income (loss)
Electric utility	71,154	67,684	144,749	136,798
Bank	21,923	39,806	51,953	75,102
Other	(6,409)	(5,634)	(10,758)	(12,013)
Total operating income	86,668	101,856	185,944	199,887
Retirement defined benefits credit—other than service costs	1,246	1,216	2,489	3,651
Interest expense, net—other than on deposit liabilities and other bank borrowings	(24,965)	(23,317)	(49,314)	(47,053)
Allowance for borrowed funds used during construction	798	812	1,576	1,559
Allowance for equity funds used during construction	2,470	2,377	4,879	4,568
Gain on sales of investment securities, net and equity-method investment	—	—	8,123	528
Income before income taxes	66,217	82,944	153,697	163,140
Income taxes	13,203	18,599	31,043	33,964
Net income	53,014	64,345	122,654	129,176
Preferred stock dividends of subsidiaries	473	473	946	946
Net income for common stock	$52,541	$63,872	$121,708	$128,230
Basic earnings per common share	$0.48	$0.58	$1.11	$1.17
Diluted earnings per common share	$0.48	$0.58	$1.11	$1.17
Weighted-average number of common shares outstanding	109,432	109,282	109,397	109,252
Net effect of potentially dilutive shares	230	233	317	305
Weighted-average shares assuming dilution	109,662	109,515	109,714	109,557
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2022	2021	2022	2021
Net income for common stock	$52,541	$63,872	$121,708	$128,230
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of taxes of $(32,529), $6,214, $(76,608) and $(10,402), respectively	(88,857)	16,976	(209,264)	(28,414)
Reclassification adjustment for net realized gains included in net income, net of taxes of nil, nil, nil and $(142), respectively	—	—	—	(387)
Derivatives qualifying as cash flow hedges:
Unrealized interest rate hedging gains (losses) arising during the period, net of taxes of $273, $(243), $1,319 and $299, respectively	786	(701)	3,803	861
Reclassification adjustment for net realized losses included in net income, net of taxes of $18, nil, $37 and nil, respectively	53	—	108	—
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes of $44, $2,086, $1,606 and $4,170, respectively	122	6,008	4,623	12,018
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $19, $(2,016), $(1,481) and $(4,031), respectively	56	(5,811)	(4,269)	(11,622)
Other comprehensive income (loss), net of taxes	(87,840)	16,472	(204,999)	(27,544)
Comprehensive income (loss) attributable to Hawaiian Electric Industries, Inc.	$(35,299)	$80,344	$(83,291)	$100,686
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$159,672	$305,551
Restricted cash	5,386	5,911
Accounts receivable and unbilled revenues, net	457,470	344,213
Available-for-sale investment securities, at fair value	2,444,267	2,574,618
Held-to-maturity investment securities, at amortized cost	513,767	522,270
Stock in Federal Home Loan Bank, at cost	13,200	10,000
Loans held for investment, net	5,357,539	5,139,984
Loans held for sale, at lower of cost or fair value	3,738	10,404
Property, plant and equipment, net of accumulated depreciation of $3,122,324 and $3,028,130 at June 30, 2022 and December 31, 2021, respectively	5,429,420	5,392,068
Operating lease right-of-use assets	120,600	122,416
Regulatory assets	530,900	565,543
Other	883,594	747,469
Goodwill	82,190	82,190
Total assets	$16,001,743	$15,822,637
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$244,239	$205,544
Interest and dividends payable	20,661	19,889
Deposit liabilities	8,253,536	8,172,212
Short-term borrowings—other than bank	124,017	53,998
Other bank borrowings	241,610	88,305
Long-term debt, net—other than bank	2,374,500	2,321,937
Deferred income taxes	302,346	384,760
Operating lease liabilities	136,445	136,760
Regulatory liabilities	1,008,075	996,768
Defined benefit pension and other postretirement benefit plans liability	341,535	348,072
Other	686,982	669,215
Total liabilities	13,733,946	13,397,460
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 109,466,829 shares and 109,311,785 shares at June 30, 2022 and December 31, 2021, respectively	1,688,009	1,685,496
Retained earnings	803,027	757,921
Accumulated other comprehensive loss, net of tax benefits	(257,532)	(52,533)
Total shareholders’ equity	2,233,504	2,390,884
Total liabilities and shareholders’ equity	$16,001,743	$15,822,637
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2021	109,312	$1,685,496	$757,921	$(52,533)	$2,390,884
Net income for common stock	—	—	69,167	—	69,167
Other comprehensive loss, net of tax benefits	—	—	—	(117,159)	(117,159)
Share-based expenses and other, net	119	(949)	—	—	(949)
Common stock dividends (35¢ per share)	—	—	(38,301)	—	(38,301)
Balance, March 31, 2022	109,431	1,684,547	788,787	(169,692)	2,303,642
Net income for common stock	—	—	52,541	—	52,541
Other comprehensive loss, net of tax benefits	—	—	—	(87,840)	(87,840)
Share-based expenses and other, net	36	3,462	—	—	3,462
Common stock dividends (35¢ per share)	—	—	(38,301)	—	(38,301)
Balance, June 30, 2022	109,467	$1,688,009	$803,027	$(257,532)	$2,233,504
Balance, December 31, 2020	109,181	$1,678,368	$660,398	$(1,264)	$2,337,502
Net income for common stock	—	—	64,358	—	64,358
Other comprehensive loss, net of tax benefits	—	—	—	(44,016)	(44,016)
Share-based expenses and other, net	100	605	—	—	605
Common stock dividends (34¢ per share)	—	—	(37,156)	—	(37,156)
Balance, March 31, 2021	109,281	1,678,973	687,600	(45,280)	2,321,293
Net income for common stock	—	—	63,872	—	63,872
Other comprehensive income, net of taxes	—	—	—	16,472	16,472
Share-based expenses and other, net	30	2,847	—	—	2,847
Common stock dividends (34¢ per share)	—	—	(37,155)	—	(37,155)
Balance, June 30, 2021	109,311	$1,681,820	$714,317	$(28,808)	$2,367,329
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$122,654	$129,176
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	126,112	122,921
Other amortization	19,134	17,896
Provision for credit losses	(506)	(20,642)
Loans originated, held for sale	(108,695)	(239,761)
Proceeds from sale of loans, held for sale	114,299	266,497
Gain on sales of investment securities, net and equity-method investment	(8,123)	(528)
Gain on sale of loans, net	(1,449)	(6,225)
Deferred income taxes	(14,683)	(7,355)
Share-based compensation expense	5,593	5,454
Allowance for equity funds used during construction	(4,879)	(4,568)
Other	(3,858)	(5,037)
Changes in assets and liabilities
Increase in accounts receivable and unbilled revenues, net	(101,641)	(41,884)
Increase in fuel oil stock	(119,890)	(43,681)
Decrease (increase) in regulatory assets	12,956	(17,731)
Increase in regulatory liabilities	11,288	5,824
Increase in accounts, interest and dividends payable	62,115	2,683
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	22,173	(1,818)
Decrease in defined benefit pension and other postretirement benefit plans liability	(2,698)	(3,834)
Change in other assets and liabilities	(55,260)	(39,800)
Net cash provided by operating activities	74,642	117,587
Cash flows from investing activities
Available-for-sale investment securities purchased	(366,177)	(1,101,289)
Principal repayments on available-for-sale investment securities	209,094	320,597
Proceeds from sale of available-for-sale investment securities	—	197,354
Purchases of held-to-maturity investment securities	—	(187,172)
Proceeds from repayments or maturities of held-to-maturity investment securities	7,932	38,401
Purchase of stock from Federal Home Loan Bank	(18,720)	(32,780)
Redemption of stock from Federal Home Loan Bank	15,520	31,460
Net decrease (increase) in loans held for investment	(212,744)	91,686
Proceeds from sale of residential loans	—	17,398
Capital expenditures	(147,749)	(148,414)
Contributions to low income housing investments	—	(6,478)
Other	15,813	7,805
Net cash used in investing activities	(497,031)	(771,432)
(continued)

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

	Six months ended June 30
(in thousands)	2022	2021
Cash flows from financing activities
Net increase in deposit liabilities	81,324	486,473
Net increase in short-term borrowings with original maturities of three months or less	70,019	31,257
Net increase in other bank borrowings with original maturities of three months or less	153,305	39,995
Repayment of short-term debt	—	(65,000)
Proceeds from issuance of long-term debt	67,312	191,487
Repayment of long-term debt	(15,030)	(51,989)
Withheld shares for employee taxes on vested share-based compensation	(3,079)	(2,002)
Common stock dividends	(76,602)	(74,311)
Preferred stock dividends of subsidiaries	(946)	(946)
Other	(318)	(2,037)
Net cash provided by financing activities	275,985	552,927
Net decrease in cash, cash equivalents and restricted cash	(146,404)	(100,918)
Cash, cash equivalents and restricted cash, beginning of period	311,462	358,979
Cash, cash equivalents and restricted cash, end of period	165,058	258,061
Less: Restricted cash	(5,386)	(10,618)
Cash and cash equivalents, end of period	$159,672	$247,443
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2022	2021	2022	2021
Revenues	$818,873	$601,879	$1,527,665	$1,166,743
Expenses
Fuel oil	269,655	139,136	490,941	266,563
Purchased power	218,085	162,465	381,618	304,761
Other operation and maintenance	124,892	118,142	250,149	232,712
Depreciation	58,739	57,381	117,210	114,736
Taxes, other than income taxes	76,348	57,071	142,998	111,173
Total expenses	747,719	534,195	1,382,916	1,029,945
Operating income	71,154	67,684	144,749	136,798
Allowance for equity funds used during construction	2,470	2,377	4,879	4,568
Retirement defined benefits credit —other than service costs	991	1,020	1,981	2,041
Interest expense and other charges, net	(18,800)	(17,995)	(37,126)	(35,978)
Allowance for borrowed funds used during construction	798	812	1,576	1,559
Income before income taxes	56,613	53,898	116,059	108,988
Income taxes	11,979	11,498	24,517	22,731
Net income	44,634	42,400	91,542	86,257
Preferred stock dividends of subsidiaries	229	229	458	458
Net income attributable to Hawaiian Electric	44,405	42,171	91,084	85,799
Preferred stock dividends of Hawaiian Electric	270	270	540	540
Net income for common stock	$44,135	$41,901	$90,544	$85,259
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2022	2021	2022	2021
Net income for common stock	$44,135	$41,901	$90,544	$85,259
Other comprehensive income, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes of $(2), $2,028, $1,516 and $4,055, respectively	(5)	5,846	4,371	11,691
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $19, $(2,016), $(1,481) and $(4,031), respectively	56	(5,811)	(4,269)	(11,622)
Other comprehensive income, net of taxes	51	35	102	69
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$44,186	$41,936	$90,646	$85,328
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	June 30, 2022	December 31, 2021
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,060	$51,937
Plant and equipment	7,840,615	7,735,983
Less accumulated depreciation	(3,026,295)	(2,940,517)
Construction in progress	226,679	204,569
Utility property, plant and equipment, net	5,093,059	5,051,972
Nonutility property, plant and equipment, less accumulated depreciation of $61 and $59 as of June 30, 2022 and December 31, 2021, respectively	6,947	6,949
Total property, plant and equipment, net	5,100,006	5,058,921
Current assets
Cash and cash equivalents	15,503	52,169
Restricted cash	1,129	3,089
Customer accounts receivable, net	247,270	186,859
Accrued unbilled revenues, net	178,876	129,155
Other accounts receivable, net	10,388	7,267
Fuel oil stock, at average cost	223,787	104,078
Materials and supplies, at average cost	74,581	71,877
Prepayments and other	36,540	46,031
Regulatory assets	73,578	66,664
Total current assets	861,652	667,189
Other long-term assets
Operating lease right-of-use assets	99,690	101,470
Regulatory assets	457,322	498,879
Other	168,326	165,166
Total other long-term assets	725,338	765,515
Total assets	$6,686,996	$6,491,625
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 17,753,533 shares at June 30, 2022 and December 31, 2021)	$118,376	$118,376
Premium on capital stock	798,526	798,526
Retained earnings	1,375,871	1,348,277
Accumulated other comprehensive loss, net of tax benefits-retirement benefit plans	(3,178)	(3,280)
Common stock equity	2,289,595	2,261,899
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,684,520	1,624,427
Total capitalization	4,008,408	3,920,619
Commitments and contingencies (Note 3)
Current liabilities
Current portion of operating lease liabilities	27,976	49,368
Current portion of long-term debt, net	51,988	51,975
Short-term borrowings from non-affiliates	54,987	—
Accounts payable	199,156	160,007
Interest and preferred dividends payable	17,796	17,325
Taxes accrued, including revenue taxes	211,999	208,280
Regulatory liabilities	22,633	29,760
Other	80,624	71,569
Total current liabilities	667,159	588,284
Deferred credits and other liabilities
Operating lease liabilities	86,111	65,780
Deferred income taxes	400,110	408,634
Regulatory liabilities	985,442	967,008
Unamortized tax credits	100,112	103,945
Defined benefit pension and other postretirement benefit plans liability	315,475	321,780
Other	124,179	115,575
Total deferred credits and other liabilities	2,011,429	1,982,722
Total capitalization and liabilities	$6,686,996	$6,491,625
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2021	17,753	$118,376	$798,526	$1,348,277	$(3,280)	$2,261,899
Net income for common stock	—	—	—	46,409	—	46,409
Other comprehensive income, net of taxes	—	—	—	—	51	51
Common stock dividends	—	—	—	(31,475)	—	(31,475)
Balance, March 31, 2022	17,753	118,376	798,526	1,363,211	(3,229)	2,276,884
Net income for common stock	—	—	—	44,135	—	44,135
Other comprehensive income, net of taxes	—	—	—	—	51	51
Common stock dividends	—	—	—	(31,475)	—	(31,475)
Balance, June 30, 2022	17,753	$118,376	$798,526	$1,375,871	$(3,178)	$2,289,595
Balance, December 31, 2020	17,324	$115,515	$746,987	$1,282,335	$(2,919)	$2,141,918
Net income for common stock	—	—	—	43,358	—	43,358
Other comprehensive income, net of taxes	—	—	—	—	34	34
Common stock dividends	—	—	—	(27,925)	—	(27,925)
Balance, March 31, 2021	17,324	115,515	746,987	1,297,768	(2,885)	2,157,385
Net income for common stock	—	—	—	41,901	—	41,901
Other comprehensive income, net of taxes	—	—	—	—	35	35
Common stock dividends	—	—	—	(27,925)	—	(27,925)
Balance, June 30, 2021	17,324	$115,515	$746,987	$1,311,744	$(2,850)	$2,171,396
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$91,542	$86,257
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	117,210	114,736
Other amortization	12,703	12,245
Deferred income taxes	(15,964)	(11,871)
State refundable credit	(5,517)	(5,309)
Bad debt expense	3,128	810
Allowance for equity funds used during construction	(4,879)	(4,568)
Other	(4)	810
Changes in assets and liabilities
Increase in accounts receivable	(51,927)	(12,972)
Increase in accrued unbilled revenues	(49,711)	(31,398)
Increase in fuel oil stock	(119,709)	(43,828)
Increase in materials and supplies	(2,704)	(5,615)
Decrease (increase) in regulatory assets	12,956	(17,731)
Increase in regulatory liabilities	11,288	5,824
Increase in accounts payable	59,850	12,297
Change in prepaid and accrued income taxes, tax credits and revenue taxes	10,016	(9,051)
Decrease in defined benefit pension and other postretirement benefit plans liability	(2,515)	(2,549)
Change in other assets and liabilities	(21,613)	(30,634)
Net cash provided by operating activities	44,150	57,453
Cash flows from investing activities
Capital expenditures	(140,245)	(138,025)
Other	6,685	4,670
Net cash used in investing activities	(133,560)	(133,355)
Cash flows from financing activities
Common stock dividends	(62,950)	(55,850)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(998)	(998)
Repayment of short-term debt	—	(50,000)
Proceeds from issuance of long-term debt	60,000	115,000
Net increase in short-term borrowings from non-affiliates and affiliates with original maturities of three months or less	54,987	37,999
Other	(255)	(941)
Net cash provided by financing activities	50,784	45,210
Net decrease in cash, cash equivalents and restricted cash	(38,626)	(30,692)
Cash, cash equivalents and restricted cash, beginning of period	55,258	63,326
Cash, cash equivalents and restricted cash, end of period	16,632	32,634
Less: Restricted cash	(1,129)	(8,968)
Cash and cash equivalents, end of period	$15,503	$23,666
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
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of June 30, 2022 and December 31, 2021 and the results of their operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 2 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended June 30, 2022
Revenues from external customers	$818,873	$75,324	$1,410	$895,607
Intersegment revenues (eliminations)	—	—	—	—
Revenues	$818,873	$75,324	$1,410	$895,607
Income (loss) before income taxes	$56,613	$22,109	$(12,505)	$66,217
Income taxes (benefit)	11,979	4,643	(3,419)	13,203
Net income (loss)	44,634	17,466	(9,086)	53,014
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$44,135	$17,466	$(9,060)	$52,541
Six months ended June 30, 2022
Revenues from external customers	$1,527,661	$150,439	$2,575	$1,680,675
Intersegment revenues (eliminations)	4	—	(4)	—
Revenues	$1,527,665	$150,439	$2,571	$1,680,675
Income (loss) before income taxes	$116,059	$52,324	$(14,686)	$153,697
Income taxes (benefit)	24,517	10,988	(4,462)	31,043
Net income (loss)	91,542	41,336	(10,224)	122,654
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	$90,544	$41,336	$(10,172)	$121,708
Total assets (at June 30, 2022)	$6,686,996	$9,214,865	$99,882	$16,001,743
Three months ended June 30, 2021
Revenues from external customers	$601,869	$77,260	$1,128	$680,257
Intersegment revenues (eliminations)	10	—	(10)	—
Revenues	$601,879	$77,260	$1,118	$680,257
Income (loss) before income taxes	$53,898	$39,992	$(10,946)	$82,944
Income taxes (benefit)	11,498	9,708	(2,607)	18,599
Net income (loss)	42,400	30,284	(8,339)	64,345
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$41,901	$30,284	$(8,313)	$63,872
Six months ended June 30, 2021
Revenues from external customers	$1,166,724	$154,391	$2,088	$1,323,203
Intersegment revenues (eliminations)	19	—	(19)	—
Revenues	$1,166,743	$154,391	$2,069	$1,323,203
Income (loss) before income taxes	$108,988	$77,094	$(22,942)	$163,140
Income taxes (benefit)	22,731	17,254	(6,021)	33,964
Net income (loss)	86,257	59,840	(16,921)	129,176
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	$85,259	$59,840	$(16,869)	$128,230
Total assets (at December 31, 2021)	$6,491,625	$9,181,603	$149,409	$15,822,637

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
Power purchase agreements.  As of June 30, 2022, the Utilities had five PPAs for firm capacity (including the Puna Geothermal Venture PPA that went offline in May 2018 due to lava flow on Hawaii Island, but returned to service with firm capacity of 13.0 MW in the first quarter of 2021, ramped up to 23.9 MW in the second quarter of 2021, and further increased to 25.7 MW in June 2022) and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
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
Power purchase agreements.  Purchases from all IPPs were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2022	2021	2022	2021
Kalaeloa	$83	$49	$143	$86
AES Hawaii	34	36	61	66
HPOWER	19	14	38	31
Hamakua Energy	14	12	30	23
Puna Geothermal Venture	14	7	24	11
Wind IPPs	38	28	56	57
Solar IPPs	13	16	26	28
Other IPPs [1]	3	1	4	3
Total IPPs	$218	$163	$382	$305
1Includes hydro power and other PPAs
Kalaeloa Partners, L.P.  Under a 1988 PPA, as amended, Hawaiian Electric is committed to purchase 208 MW of firm capacity from Kalaeloa. In October 2021, Hawaiian Electric and Kalaeloa signed the Amended and Restated Power Purchase Agreement for Firm Dispatchable Capacity and Energy (Amended and Restated PPA) to extend the PPA for an additional term of 10 years. In November 2021, Hawaiian Electric submitted an application for approval of the Amended and Restated PPA to the PUC, which is pending approval before the PUC. The price of purchases from Kalaeloa in the second quarter of 2022 have increased 69% over the second quarter of 2021, primarily due to increased fuel oil cost.

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
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in an amended and restated PPA between Hawaii Electric Light and Hu Honua dated May 9, 2017. In July 2017, the PUC approved the amended and restated PPA, which becomes effective once the PUC’s order is final and non-appealable. In August 2017, the PUC’s approval was appealed by a third party. On May 10, 2019, the Hawaii Supreme Court issued a decision remanding the matter to the PUC for further proceedings consistent with the court’s decision, which must include express consideration of greenhouse gas (GHG) emissions that would result from approving the PPA, whether the cost of energy under the PPA is reasonable in light of the potential for GHG emissions, and whether the terms of the PPA are prudent and in the public interest, in light of its potential hidden and long-term consequences. As a result, the PUC reopened the docket for further proceedings, including re-examining all of the issues in the proceedings. On July 9, 2020, the PUC issued an order denying Hawaii Electric Light’s request to waive the amended and restated PPA from the PUC’s competitive bidding requirements and therefore, dismissed the request for approval of the amended and restated PPA without prejudice to possible participation in any future competitive bidding process. On September 9, 2020, the PUC denied Hu Honua’s motion for reconsideration of the PUC’s order. Hu Honua filed its notice of appeal to the Hawaii Supreme Court of the PUC’s order denying Hu Honua’s motion for reconsideration. On May 24, 2021, the Hawaii Supreme Court vacated the PUC’s decision and remanded the matter back to the PUC for further proceedings. On June 30, 2021, the PUC issued an order reopening the docket consistent with the Hawaii Supreme Court’s order. A contested case hearing was held in March 2022. On May 23, 2022, the PUC issued a decision and order denying the amended and restated PPA, based on, among other things, findings that: (1) the project will result in significant GHG emissions, (2) Hu Honua’s proposed carbon commitment to sequester more GHG emissions than produced by the project are speculative and unsupported, (3) the amended and restated PPA is likely to result in high costs to customers through its relatively high cost of electricity and through potential displacement of other, lower cost, renewable resources, and (4) based on the foregoing, approving the amended and restated PPA is not prudent or in the public interest. On June 2, 2022, Hawaii Electric Light and Hu Honua filed their separate motions for reconsideration. On June 24, 2022, the PUC issued an order denying Hawaii Electric Light and Hu Honua’s respective motions for reconsideration. On June 29, 2022, Hu Honua filed its notice of appeal to the Hawaii Supreme Court of the PUC’s May 23, 2022 decision and order denying the amended and restated PPA, and the PUC’s June 24, 2022 order denying Hawaii Electric Light and Hu Honua’s motions for reconsideration.
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
In February 2019, the PUC approved a methodology for passing the future cost saving benefits of the new ERP/EAM system to customers developed by the Utilities in collaboration with the Consumer Advocate. The Utilities filed a benefits clarification document on June 10, 2019, reflecting $150 million in future net O&M expense reductions and cost avoidance, and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
$96 million in capital cost reductions and tax savings over the 12-year service life. To the extent the reduction in O&M expense relates to amounts reflected in electric rates, the Utilities would reduce future rates for such amounts. In October 2019, the PUC approved the Utilities and the Consumer Advocate’s Stipulated Performance Metrics and Tracking Mechanism. As of June 30, 2022, the Utilities’ regulatory liability was $9.6 million ($4.8 million for Hawaiian Electric, $1.9 million for Hawaii Electric Light and $2.9 million for Maui Electric) for the O&M expense savings that are being amortized or to be included in future rates. As part of the settlement agreement approved in the Hawaiian Electric 2020 test year rate case, the regulatory liability for Hawaiian Electric will be amortized over five years, beginning in November 2020, and the O&M benefits for Hawaiian Electric was considered flowed through to customers.
On July 7, 2021, the PUC issued an order modifying the reporting frequency of the Semi-Annual Enterprise System Benefits (SAESB) reports to an Annual Enterprise System Benefits (AESB) report on the achieved benefits savings. The most recent AESB report was filed on February 14, 2022 for the period January 1 through December 31, 2021.
West Loch PV Project. In November 2019, Hawaiian Electric placed into service a 20-MW (ac) utility-owned and operated renewable and dispatchable solar facility on property owned by the Department of the Navy. PUC orders resulted in a project cost cap of $67 million (including a cap of $4.7 million for the in-kind work performed in exchange for use of the Navy property) with capital cost recovery approved under MPIR (See “Performance-based regulation framework” section below for MPIR guidelines and cost recovery discussion.) Project costs incurred as of June 30, 2022 amounted to $60.1 million and generated $14.7 million and $14.0 million in federal and state nonrefundable tax credits, respectively. For book and regulatory purposes, the tax credits are being deferred and amortized, starting in 2020, over 25 years and 10 years for federal and state credits, respectively. In June 2022, the in-kind consideration services were completed and fully accepted by the Navy as partial consideration in lieu of rent payment. Satisfaction of the full-term rent requires on-going compliance with all terms of the lease, which, among other things, includes provision of contingent power upon written notice of the Department of the Navy. Hawaiian Electric accounted for the arrangement as a lease, recording $6.4 million as right-of-use asset with no lease liability and will amortize the right-of-use asset over the remaining term of the lease ending June 30, 2054.
Waena Switchyard/Synchronous Condenser Project. In October 2020, to support efforts to increase renewable energy generation and reduce fossil fuel consumption by deactivating current generating units, Maui Electric filed a PUC application to construct a switchyard, which includes the extension of two 69 kV transmission lines and the relocation of another 69 kV transmission line; and the conversion of two generating units to synchronous condensers at Kahului Power Plant in central Maui. In November 2021, the PUC approved Maui Electric’s request to commit funds estimated at $38.8 million for the project, and to recover capital expenditures for the project under Exceptional Project Recovery Mechanism (EPRM) not to exceed $38.8 million, which shall be further reduced to reflect the total project cost exclusive of overhead costs not directly attributable to the project.
In approving the project, the PUC recognized that the project will facilitate the ability to accommodate increased renewable energy, as contemplated under the EPRM guidelines. As of June 30, 2022, $10.2 million has been incurred for the project.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985 and left the property in 1987. The federal Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the Department of Health of State of Hawaii and EPA, Maui Electric further investigated the Site and the adjacent parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.7 million as of June 30, 2022, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the adjacent parcel based on presently available information; however, final costs of remediation will depend on the cleanup approach implemented.
Additionally, on November 24, 2021, the current landowners of the Site, Misaki’s, Inc., filed a lawsuit against Hawaiian Electric (as alleged successor in interest to Molokai Electric, the prior owner of the Site) in the Circuit Court of the Second Circuit of the State of Hawaii (removed to the U.S. District Court for the District of Hawaii). The complaint which was

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
subsequently amended to include Maui Electric, alleges that Hawaiian Electric is responsible for remediation of the Site based on the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and the Hawaii Environmental Response Law under Hawaii Revised Statutes Chapter 128D, as well as being liable on contractual claims related to a short leaseback period during the transition of ownership from Molokai Electric. The amended complaint was dismissed and a new complaint is pending subject to the parties attempt to enter into settlement negotiations, but the Utilities intend to vigorously defend the action if necessary. At this time, the Utilities are unable to determine the ultimate outcome of the lawsuit or the amount of any possible loss. As of June 30, 2022, the reserve balance recorded by the Utilities to address the lawsuit was not material.
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
As of June 30, 2022, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $10.1 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
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
Performance-based regulation framework. On December 23, 2020, the PUC issued a decision and order (PBR D&O) establishing a new PBR Framework to govern the Utilities. The PBR Framework incorporates an annual revenue adjustment (ARA) and a suite of new regulatory mechanisms in addition to previously established regulatory mechanisms. Under the PBR Framework, the decoupling mechanism (i.e., the Revenue Balancing Account (RBA)) established by the previous regulatory framework will continue. The existing cost recovery mechanisms will continue as currently implemented (i.e., the Energy Cost Recovery Clause (ECRC), Purchased Power Adjustment Clause (PPAC), Demand Side Management surcharge, Renewable Energy Infrastructure Program, Demand Response Adjustment Clause (DRAC), Pension and Other Post-Employment Benefits (OPEB) tracking mechanisms). In addition to annual revenues provided by the ARA, the Utilities may seek relief for extraordinary projects or programs through the Exceptional Project Recovery Mechanism (EPRM) (formerly known as the Major Project Interim Recovery adjustment mechanism) and earn financial rewards for exemplary performance as provided through a portfolio of Performance Incentive Mechanisms (PIMs) and Shared Savings Mechanisms (SSMs). The PBR Framework incorporates a variety of additional performance mechanisms, including Scorecards, Reported Metrics, and an expedited Pilot Process. The PBR Framework also contains a number of safeguards, including a symmetric Earnings Sharing Mechanism (ESM) which protects the Utilities and customers from excessive earnings or losses, as measured by the Utilities’ achieved rate-making ROACE and a Re-Opener mechanism, under which the PUC will open an examination, at its discretion, to determine if adjustments or modifications to specific PBR mechanisms are appropriate. The new PBR Framework became fully effective on June 1, 2021.
On June 17, 2022, the PUC issued a decision and order (June 2022 D&O) establishing additional PIMs under the PBR Framework for the Utilities. In 2021, the PUC Staff originally proposed consideration of 11 PIMs and other mechanisms to address identified areas of concern. Seven of the staff proposed PIMs were designed as penalty-only. The June 2022 D&O approved two new PIMs, a new SSM, and extended the timeframe for an existing PIM. Of the new PIMs, only one is penalty-only. Specifically, the PUC approved (1) a new (penalty-only) generation-caused interruption reliability PIM, (2) a new (penalty/reward) interconnection requirements study (IRS) PIM, (3) a new (reward-only) Collective Shared Savings Mechanism (CSSM), and (4) a modification and extension of the existing interim (reward-only) Grid Services PIM. The effective date for the changes has not yet been established. On July 15, 2022, the Utilities submitted for the PUC’s review and approval, proposed tariffs to implement the aforementioned PIMs with an evaluation period proposed for the generation-caused interruption reliability PIMs, IRS PIM, and CSSM to start on January 1, 2023. The evaluation period is the calendar year period over which performance is compared to performance targets of the PIM to determine the amount of reward or penalty.
In addition, the June 2022 D&O instructed the Utilities to prepare and submit: a detailed fossil fuel retirement report outlining necessary steps to safely and reliably retire certain existing fossil fuel power plants during the first multi-year rate period (MRP); and a functional integration plan for DER to increase transparency into the Utilities’ plans and progress for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
utilizing cost-effective grid services from DERs and ensure that the necessary functionalities and requisite technologies are in place to do so. The PUC also instructed the PBR Working Group to continue its ongoing collaborative efforts to consider other potential new incentive mechanisms and to address other issues raised during the proceeding. Following the PUC’s review of the Utilities’ tariffs to implement the approved PIMs, an order will be issued providing details on next steps for the proceeding.
Revenue adjustment mechanism. Prior to the implementation of the PBR Framework, the revenue adjustment mechanism (RAM) was a major component of the previously established regulatory framework. The RAM was based on the lesser of: a) an inflationary adjustment for certain O&M expenses and return on investment for certain rate base changes, or b) cumulative annual compounded increase in Gross Domestic Product Price Index applied to annualized target revenues (the RAM Cap). Under the PBR Framework, the ARA mechanism replaced the RAM, and became effective on June 1, 2021. RAM revenue adjustments approved by the PUC in 2020 will continue to be included in the RBA provision’s target revenue and RBA rate adjustment unless modified with PUC approval.
Annual revenue adjustment mechanism. The PBR Framework established a five-year MRP during which there will be no general rate cases. Target revenues will be adjusted according to an index-driven ARA based on (i) an inflation factor, (ii) a predetermined X-factor to encompass productivity, which is set at zero, (iii) a Z-factor to account for exceptional circumstances not in the Utilities’ control and (iv) a customer dividend consisting of a negative adjustment of 0.22% of adjusted revenue requirements compounded annually and a flow through of the “pre-PBR” savings commitment from the management audit recommendations developed in a prior docket at a rate of $6.6 million per year from 2021 to 2025. The implementation of the ARA occurred on June 1, 2021.
Earnings sharing mechanism. The PBR Framework established a symmetrical ESM for achieved rate-making ROACE outside of a 300 basis points dead band above or below the current authorized ROACE of 9.5% for each of the Utilities. There is a 50/50 sharing between customers and Utilities for the achieved rate-making ROACE falling within 150 basis points outside of the dead band in either direction, and a 90/10 sharing for any further difference. A reopening or review of the PBR terms will be triggered if the Utilities credit rating outlook indicates a potential credit downgrade below investment grade status, or if its achieved rate-making ROACE enters the outer most tier of the ESM.
Exceptional project recovery mechanism. Prior to the implementation of the PBR Framework, the PUC established the Major Project Interim Recovery (MPIR) adjustment mechanism and MPIR Guidelines. The MPIR mechanism provides the opportunity to recover revenues for net costs of approved eligible projects placed in service between general rate cases. In establishing the PBR Framework, the MPIR Guidelines were terminated and replaced with the EPRM Guidelines. Although the MPIR Guidelines were terminated and replaced by the EPRM Guidelines, the MPIR mechanism will continue within the PBR Framework to provide recovery of project costs previously approved for recovery under the MPIR. The newly established EPRM Guidelines permit the Utilities to include the full amount of approved costs in the EPRM for recovery in the first year the project goes into service, pro-rated for the portion of the year the project is in service. Deferred and O&M expense projects are also eligible for EPRM recovery under the EPRM Guidelines. EPRM recoverable costs will be limited to the lesser of actual incurred project costs or PUC‑approved amounts, net of savings.
As of June 30, 2022, the Utilities submitted 2022 MPIR amounts totaling $25.9 million, including revenue taxes, for the Schofield Generating Station ($16.5 million), West Loch PV Project ($3.3 million), and Grid Modernization Strategy (GMS) Phase 1 project ($6.1 million for all three utilities) for the accrual of revenues effective January 1, 2022, that included the 2022 return on project amount (based on approved amounts) in rate base, depreciation and incremental O&M expenses. The PUC approved the Utilities’ recovery of the annualized 2022 MPIR amounts effective June 1, 2022 through the RBA rate adjustment.
As of June 30, 2022, the PUC approved two EPRM applications for projects totaling $41 million to the extent that the project costs are not included in rates. Currently, the Utilities have outstanding applications seeking EPRM recovery for five projects with total project costs of $450 million, subject to PUC approval.
Pilot process. The PBR D&O approved a Pilot Process to foster innovation by establishing an expedited implementation process for pilots that test new technologies, programs, business models, and other arrangements. This is intended to support initiatives by the Utilities to test new programs and ideas quickly and elevate any successful pilots for consideration of full-scale implementation. The proposed pilots are subject to PUC approval with a total annual cap of $10 million. The Pilot Process includes an initial workplan development phase, during which the Utilities identify and scope areas of interests, so as to inform the subsequent implementation phase, during which the Utilities submit specific pilot proposals for expedited review by the PUC and implement the pilots upon approval. The PUC will issue an order, approving, denying, or modifying a proposed Pilot within 45 days of receiving notice of a specific pilot project.
On July 9, 2021, the PUC issued an order approving the Utilities’ proposed Pilot Process submitted in April 2021 with modifications, including a cost recovery process that generally allows the Utilities to defer and recover total annual

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
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
On February 28, 2022, the Utilities filed their first annual Pilot Update report covering pilot projects approved through the Pilot Process framework. The Pilot Update reported on approximately $0.1 million of 2021 deferred costs which was incorporated in the Utilities’ adjustments to target revenue in the 2022 spring revenue report. The PUC approved the Utilities’ recovery of the 2021 Pilot amounts effective June 1, 2022 through the RBA rate adjustment.
Performance incentive mechanisms. The PUC has established the following PIMs and SSMs: (1) Service Quality performance incentives, (2) Phase 1 Request for proposal (RFP) PIM for procurement of low-cost renewable energy, (3) Phase 2 RFP PIMs for generation and generation plus storage project, and Grid Services and standalone storage, (4) new PIMs established in the PBR D&O and (5) new PIMs and a SSM established in the June 2022 D&O.
•Service Quality performance incentives (ongoing). Service Quality performance incentives are measured on a calendar-year basis. The PIM tariff requires the performance targets, deadbands and the amount of maximum financial incentives used to determine the PIM financial incentive levels for each of the PIMs to remain constant in interim periods, unless otherwise amended by order of the PUC.
•Service Reliability Performance measured by Transmission and Distribution-caused System Average Interruption Duration and Frequency Indexes (penalties only). Target performance is based on each utility’s historical 10-year average performance with a deadband of one standard deviation. The maximum penalty for each performance index is 20 basis points applied to the common equity share of each respective utility’s approved rate base (or maximum penalties of approximately $6.8 million - for both indices in total for the three utilities). For the 2021 evaluation period, the Utilities earned $0.2 million in penalties.
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
•The PUC previously established the following two PIMs in its PBR D&O, which were approved in an order issued on March 23, 2021 and became effective on June 1, 2021. In its June 2022 D&O, the PUC modified and extended the Grid Services PIM.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
•Grid Services PIM that provides financial rewards on a $/kW basis for the acquisition of eligible grid services. The eligibility period for this PIM initially commenced on January 1, 2021 and was scheduled to end on December 31, 2022. However, the June 2022 D&O extended the eligibility period for this PIM through December 31, 2023. The June 2022 D&O also increased the incentive rate for the acquisition of load reduction grid services. During the PIM performance period, newly acquired committed capacity in the Oahu Scheduled Dispatch Program (SDP), the Oahu Fast DR program (up to the 7 MW cap), and the Maui SDP program shall qualify for the incentive. The Utilities can earn a maximum reward of $1.5 million from 2021 through 2023. The effective date of the revised Grid Services PIM tariff is pending.
•The PUC also previously established the following three PIMs in its PBR D&O, which were approved by the PUC on May 17, 2021 and became effective on June 1, 2021.
•Interconnection Approval PIM that provides financial rewards and penalties for interconnection times for DER systems <100 kW in size. The Utilities can earn a total annual maximum reward of $3.0 million or a total annual maximum penalty of $0.9 million. For the 2021 evaluation period, the Utilities earned $2.8 million in rewards.
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
•The PUC established the following new PIMs and SSM in its June 2022 D&O. The proposed tariffs and the effective date for these PIMs and SSM are pending the PUC’s review and approval.
•Generation-caused System Average Interruption Duration and Frequency Indexes PIMs to incentivize achievement of generation-based reliability targets, measured by Generation System Average Interruption Duration and Frequency Indexes (penalties only). Target performance is based on each utility’s historical 10-year average performance with a deadband of one standard deviation. The maximum penalty for each performance index is 3 basis points applied to the common equity share of each respective utility’s approved rate base (or maximum penalties of approximately $1 million - for both indices in total for the three utilities).
•An IRS PIM to incentivize the timely completion of the IRS process for large-scale renewable energy projects (rewards and penalties) measured by the number of months between final model checkout and delivery of IRS results to the developer. Target performance is ten months with an asymmetrical deadband of two-months for penalties and no deadband for rewards. The maximum penalty and reward will depend on the specifics of the upcoming procurement.
•A CSSM to incentivize cost control over the Utilities’ fuel, purchased power, and EPRM/MPIR costs (collectively, non-ARA costs). This is a reward only incentive where the Utilities retain a portion of savings when non-ARA costs in a performance year are lower than target year non-ARA costs, which are adjusted for changes in fuel prices, inflation, and system generation from a base year (calendar year 2021). The CSSM does not have a maximum reward, however, rewards are tiered, with the Utilities retaining a 20% share of the first $5 million in savings at Hawaiian Electric and of the first $1 million in savings at both Hawaii Electric Light and Maui Electric, with the Utilities’ share at 5% of any savings beyond the initial amounts of CSSM savings for each utility.
For the 2021 evaluation period, the Utilities accrued $3.7 million ($2.8 million for Hawaiian Electric, $0.4 million for Hawaii Electric Light and $0.5 million for Maui Electric) in rewards net of penalties. The net rewards related to 2021 were reflected in the 2021 fall revenue report and 2022 spring revenue report filings.
Annual review cycle. PBR D&O established an annual review cycle for revenue adjustments under the PBR Framework, including the biannual submission of the revenue reports. The Utilities spring revenue report filed on March 31, 2022, was approved by the PUC on May 25, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The net incremental amounts between the 2021 fall and 2022 spring revenue reports are to be collected (refunded) from June 1, 2022 through May 31, 2023 as follows:

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

Regulatory assets for COVID-19 related costs. On May 4, 2020, the PUC issued an order, authorizing all utilities, including the Utilities, to establish regulatory assets to record costs resulting from the suspension of disconnections of service during the pendency of the Governor’s Emergency Proclamation and until otherwise ordered by the PUC. In future proceedings, the PUC will consider the reasonableness of the costs, the appropriate period of recovery, any amount of carrying costs thereon, and any savings directly attributable to suspension of disconnects, and other related matters. As part of the order, the PUC prohibits the Utilities from charging late payment fees on past due payments. As the moratorium on customer disconnections ended on May 31, 2021, the Utilities have resumed charging late payment fees in July 2021. Pursuant to PUC orders, the deferral of COVID-19 related costs by the Utilities ended on December 31, 2020. On October 1, 2021, the PUC approved the Utilities’ request to extend the deferral period to December 31, 2021. In December 2021, to keep customers connected and provide some relief to customers experiencing financial difficulty during the pandemic, the Utilities committed to issuing $2 million in bill credits to qualified customers. The Utilities will not seek recovery for the issued bill credits, resulting in a reduction to the cumulative deferred costs. On June 9, 2022, the Utilities filed an application with the PUC, requesting recovery of a portion of the COVID-19 related deferral costs, net of cost savings realized, not to exceed the amount of $27.8 million over three years, from June 2023 through May 2026. Annual requests will be limited to actual costs incurred.
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
Condensed consolidating financial information. Condensed consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the three and six month periods ended June 30, 2022 and 2021, and as of June 30, 2022 and December 31, 2021.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended June 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$576,472	124,502	117,928	—	(29)	$818,873
Expenses
Fuel oil	184,297	33,065	52,293	—	—	269,655
Purchased power	165,202	38,735	14,148	—	—	218,085
Other operation and maintenance	82,707	21,331	20,854	—	—	124,892
Depreciation	39,501	10,352	8,886	—	—	58,739
Taxes, other than income taxes	54,025	11,378	10,945	—	—	76,348
Total expenses	525,732	114,861	107,126	—	—	747,719
Operating income	50,740	9,641	10,802	—	(29)	71,154
Allowance for equity funds used during construction	1,946	217	307	—	—	2,470
Equity in earnings of subsidiaries	12,237	—	—	—	(12,237)	—
Retirement defined benefits credit (expense)—other than service costs	856	167	(32)	—	—	991
Interest expense and other charges, net	(13,519)	(2,642)	(2,668)	—	29	(18,800)
Allowance for borrowed funds used during construction	637	67	94	—	—	798
Income before income taxes	52,897	7,450	8,503	—	(12,237)	56,613
Income taxes	8,492	1,659	1,828	—	—	11,979
Net income	44,405	5,791	6,675	—	(12,237)	44,634
Preferred stock dividends of subsidiaries	—	133	96	—	—	229
Net income attributable to Hawaiian Electric	44,405	5,658	6,579	—	(12,237)	44,405
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$44,135	5,658	6,579	—	(12,237)	$44,135

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended June 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$44,135	5,658	6,579	—	(12,237)	$44,135
Other comprehensive income, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes	(5)	(72)	603	—	(531)	(5)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	56	74	(602)	—	528	56
Other comprehensive income, net of taxes	51	2	1	—	(3)	51
Comprehensive income attributable to common shareholder	$44,186	5,660	6,580	—	(12,240)	$44,186

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended June 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$422,697	91,512	87,670	—	—	$601,879
Expenses
Fuel oil	91,345	19,586	28,205	—	—	139,136
Purchased power	124,948	24,236	13,281	—	—	162,465
Other operation and maintenance	77,903	19,474	20,765	—	—	118,142
Depreciation	38,907	10,053	8,421	—	—	57,381
Taxes, other than income taxes	40,301	8,539	8,231	—	—	57,071
Total expenses	373,404	81,888	78,903	—	—	534,195
Operating income	49,293	9,624	8,767	—	—	67,684
Allowance for equity funds used during construction	1,930	140	307	—	—	2,377
Equity in earnings of subsidiaries	10,744	—	—	—	(10,744)	—
Retirement defined benefits credit (expense)—other than service costs	884	169	(33)	—	—	1,020
Interest expense and other charges, net	(12,829)	(2,573)	(2,593)	—	—	(17,995)
Allowance for borrowed funds used during construction	654	48	110	—	—	812
Income before income taxes	50,676	7,408	6,558	—	(10,744)	53,898
Income taxes	8,505	1,668	1,325	—	—	11,498
Net income	42,171	5,740	5,233	—	(10,744)	42,400
Preferred stock dividends of subsidiaries	—	133	96	—	—	229
Net income attributable to Hawaiian Electric	42,171	5,607	5,137	—	(10,744)	42,171
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$41,901	5,607	5,137	—	(10,744)	$41,901

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended June 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$41,901	5,607	5,137	—	(10,744)	$41,901
Other comprehensive income, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes	5,846	834	761	—	(1,595)	5,846
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(5,811)	(834)	(761)	—	1,595	(5,811)
Other comprehensive income, net of taxes	35	—	—	—	—	35
Comprehensive income attributable to common shareholder	$41,936	5,607	5,137	—	(10,744)	$41,936

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Six months ended June 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,076,714	233,030	217,956	—	(35)	$1,527,665
Expenses
Fuel oil	338,722	58,316	93,903	—	—	490,941
Purchased power	289,385	69,447	22,786	—	—	381,618
Other operation and maintenance	166,363	41,545	42,241	—	—	250,149
Depreciation	78,985	20,703	17,522	—	—	117,210
Taxes, other than income taxes	101,299	21,410	20,289	—	—	142,998
Total expenses	974,754	211,421	196,741	—	—	1,382,916
Operating income	101,960	21,609	21,215	—	(35)	144,749
Allowance for equity funds used during construction	3,936	410	533	—	—	4,879
Equity in earnings of subsidiaries	25,898	—	—	—	(25,898)	—
Retirement defined benefits credit (expense)—other than service costs	1,711	334	(64)	—	—	1,981
Interest expense and other charges, net	(26,612)	(5,251)	(5,298)	—	35	(37,126)
Allowance for borrowed funds used during construction	1,288	127	161	—	—	1,576
Income before income taxes	108,181	17,229	16,547	—	(25,898)	116,059
Income taxes	17,097	3,927	3,493	—	—	24,517
Net income	91,084	13,302	13,054	—	(25,898)	91,542
Preferred stock dividends of subsidiaries	—	267	191	—	—	458
Net income attributable to Hawaiian Electric	91,084	13,035	12,863	—	(25,898)	91,084
Preferred stock dividends of Hawaiian Electric	540	—	—	—	—	540
Net income for common stock	$90,544	13,035	12,863	—	(25,898)	$90,544

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Six months ended June 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$90,544	13,035	12,863	—	(25,898)	$90,544
Other comprehensive income, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes	4,371	598	1,206	—	(1,804)	4,371
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(4,269)	(596)	(1,205)	—	1,801	(4,269)
Other comprehensive income, net of taxes	102	2	1	—	(3)	102
Comprehensive income attributable to common shareholder	$90,646	13,037	12,864	—	(25,901)	$90,646

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Six months ended June 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$823,251	176,661	166,851	—	(20)	$1,166,743
Expenses
Fuel oil	180,073	36,071	50,419	—	—	266,563
Purchased power	233,552	45,833	25,376	—	—	304,761
Other operation and maintenance	155,238	37,386	40,088	—	—	232,712
Depreciation	77,821	20,101	16,814	—	—	114,736
Taxes, other than income taxes	78,928	16,532	15,713	—	—	111,173
Total expenses	725,612	155,923	148,410	—	—	1,029,945
Operating income	97,639	20,738	18,441	—	(20)	136,798
Allowance for equity funds used during construction	3,678	272	618	—	—	4,568
Equity in earnings of subsidiaries	23,254	—	—	—	(23,254)	—
Retirement defined benefits credit (expense)—other than service costs	1,770	337	(66)	—	—	2,041
Interest expense and other charges, net	(25,661)	(5,154)	(5,183)	—	20	(35,978)
Allowance for borrowed funds used during construction	1,245	92	222	—	—	1,559
Income before income taxes	101,925	16,285	14,032	—	(23,254)	108,988
Income taxes	16,126	3,719	2,886	—	—	22,731
Net income	85,799	12,566	11,146	—	(23,254)	86,257
Preferred stock dividends of subsidiaries	—	267	191	—	—	458
Net income attributable to Hawaiian Electric	85,799	12,299	10,955	—	(23,254)	85,799
Preferred stock dividends of Hawaiian Electric	540	—	—	—	—	540
Net income for common stock	$85,259	12,299	10,955	—	(23,254)	$85,259

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Six months ended June 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$85,259	12,299	10,955	—	(23,254)	$85,259
Other comprehensive income, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes	11,691	1,669	1,522	—	(3,191)	11,691
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(11,622)	(1,668)	(1,522)	—	3,190	(11,622)
Other comprehensive income, net of taxes	69	1	—	—	(1)	69
Comprehensive income attributable to common shareholder	$85,328	12,300	10,955	—	(23,255)	$85,328

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
June 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi- diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,860	5,606	3,594	—	—	$52,060
Plant and equipment	5,178,903	1,399,002	1,262,710	—	—	7,840,615
Less accumulated depreciation	(1,816,724)	(633,559)	(576,012)	—	—	(3,026,295)
Construction in progress	173,970	20,725	31,984	—	—	226,679
Utility property, plant and equipment, net	3,579,009	791,774	722,276	—	—	5,093,059
Nonutility property, plant and equipment, less accumulated depreciation	5,300	115	1,532	—	—	6,947
Total property, plant and equipment, net	3,584,309	791,889	723,808	—	—	5,100,006
Investment in wholly owned subsidiaries, at equity	686,338	—	—	—	(686,338)	—
Current assets
Cash and cash equivalents	6,578	5,754	3,094	77	—	15,503
Restricted cash	1,129	—	—	—	—	1,129
Advances to affiliates	3,000	—	10,000	—	(13,000)	—
Customer accounts receivable, net	176,838	37,631	32,801	—	—	247,270
Accrued unbilled revenues, net	128,083	26,245	24,548	—	—	178,876
Other accounts receivable, net	20,525	3,063	3,320	—	(16,520)	10,388
Fuel oil stock, at average cost	178,911	17,254	27,622	—	—	223,787
Materials and supplies, at average cost	43,836	10,001	20,744	—	—	74,581
Prepayments and other	27,424	4,911	3,593	—	612	36,540
Regulatory assets	64,999	4,452	4,127	—	—	73,578
Total current assets	651,323	109,311	129,849	77	(28,908)	861,652
Other long-term assets
Operating lease right-of-use assets	49,326	36,743	13,621	—	—	99,690
Regulatory assets	309,077	76,660	71,585	—	—	457,322
Other	129,402	19,163	20,280	—	(519)	168,326
Total other long-term assets	487,805	132,566	105,486	—	(519)	725,338
Total assets	$5,409,775	1,033,766	959,143	77	(715,765)	$6,686,996
Capitalization and liabilities
Capitalization
Common stock equity	$2,289,595	337,737	348,524	77	(686,338)	$2,289,595
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,176,691	244,393	263,436	—	—	1,684,520
Total capitalization	3,488,579	589,130	616,960	77	(686,338)	4,008,408
Current liabilities
Current portion of operating lease liabilities	18,985	6,441	2,550	—	—	27,976
Current portion of long-term debt	39,991	11,997	—	—	—	51,988
Short-term borrowings from non-affiliates	54,987	—	—	—	—	54,987
Short-term borrowings from affiliate	10,000	3,000	—	—	(13,000)	—
Accounts payable	156,222	22,524	20,410	—	—	199,156
Interest and preferred dividends payable	12,779	2,677	2,350	—	(10)	17,796
Taxes accrued, including revenue taxes	145,594	34,157	31,636	—	612	211,999
Regulatory liabilities	14,614	3,532	4,487	—	—	22,633
Other	61,438	17,749	18,105	—	(16,668)	80,624
Total current liabilities	514,610	102,077	79,538	—	(29,066)	667,159
Deferred credits and other liabilities
Operating lease liabilities	44,498	30,428	11,185	—	—	86,111
Deferred income taxes	285,438	51,403	63,269	—	—	400,110
Regulatory liabilities	709,954	182,303	93,185	—	—	985,442
Unamortized tax credits	73,441	13,643	13,028	—	—	100,112
Defined benefit pension and other postretirement benefit plans liability	216,789	47,783	51,264	—	(361)	315,475
Other	76,466	16,999	30,714	—	—	124,179
Total deferred credits and other liabilities	1,406,586	342,559	262,645	—	(361)	2,011,429
Total capitalization and liabilities	$5,409,775	1,033,766	959,143	77	(715,765)	$6,686,996

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Six months ended June 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2021	$2,261,899	332,900	343,260	77	(676,237)	$2,261,899
Net income for common stock	90,544	13,035	12,863	—	(25,898)	90,544
Other comprehensive income, net of taxes	102	2	1	—	(3)	102
Common stock dividends	(62,950)	(8,200)	(7,600)	—	15,800	(62,950)
Balance, June 30, 2022	$2,289,595	337,737	348,524	77	(686,338)	$2,289,595

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Six months ended June 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2020	$2,141,918	317,451	309,363	77	(626,891)	$2,141,918
Net income for common stock	85,259	12,299	10,955	—	(23,254)	85,259
Other comprehensive income, net of taxes	69	1	—	—	(1)	69
Common stock dividends	(55,850)	(7,300)	(7,550)	—	14,850	(55,850)
Balance, June 30, 2021	$2,171,396	322,451	312,768	77	(635,296)	$2,171,396

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$25,367	19,742	14,841	—	(15,800)	$44,150
Cash flows from investing activities
Capital expenditures	(87,892)	(23,638)	(28,715)	—	—	(140,245)
Advances to affiliates	(2,000)	—	(10,000)	—	12,000	—
Other	4,471	834	1,380	—	—	6,685
Net cash used in investing activities	(85,421)	(22,804)	(37,335)	—	12,000	(133,560)
Cash flows from financing activities
Common stock dividends	(62,950)	(8,200)	(7,600)	—	15,800	(62,950)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(540)	(267)	(191)	—	—	(998)
Proceeds from issuance of long-term debt	40,000	10,000	10,000	—	—	60,000
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	64,987	2,000	—	—	(12,000)	54,987
Other	(169)	(43)	(43)	—	—	(255)
Net cash provided by financing activities	41,328	3,490	2,166	—	3,800	50,784
Net increase (decrease) in cash, cash equivalents and restricted cash	(18,726)	428	(20,328)	—	—	(38,626)
Cash, cash equivalents and restricted cash, beginning of period	26,433	5,326	23,422	77	—	55,258
Cash, cash equivalents and restricted cash, end of period	7,707	5,754	3,094	77	—	16,632
Less: Restricted cash	(1,129)	—	—	—	—	(1,129)
Cash and cash equivalents, end of period	$6,578	5,754	3,094	77	—	$15,503

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$43,623	15,315	13,365	—	(14,850)	$57,453
Cash flows from investing activities
Capital expenditures	(92,352)	(22,135)	(23,538)	—	—	(138,025)
Advances from affiliates	22,900	—	—	—	(22,900)	—
Other	3,087	911	672	—	—	4,670
Net cash used in investing activities	(66,365)	(21,224)	(22,866)	—	(22,900)	(133,355)
Cash flows from financing activities
Common stock dividends	(55,850)	(7,300)	(7,550)	—	14,850	(55,850)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(540)	(267)	(191)	—	—	(998)
Repayment of short-term debt	(50,000)	—	—	—	—	(50,000)
Proceeds from issuance of long-term debt	60,000	30,000	25,000	—	—	115,000
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	37,999	(15,700)	(7,200)	—	22,900	37,999
Other	(703)	(116)	(122)	—	—	(941)
Net cash provided by (used in) financing activities	(9,094)	6,617	9,937	—	37,750	45,210
Net increase (decrease) in cash, cash equivalents and restricted cash	(31,836)	708	436	—	—	(30,692)
Cash, cash equivalents and restricted cash, beginning of period	58,171	3,046	2,032	77	—	63,326
Cash, cash equivalents and restricted cash, end of period	26,335	3,754	2,468	77	—	32,634
Less: Restricted cash	(8,968)	—	—	—	—	(8,968)
Cash and cash equivalents, end of period	$17,367	3,754	2,468	77	—	$23,666

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 4 ·Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income and Comprehensive Income Data

	Three months ended June 30		Six months ended June 30
(in thousands)	2022	2021	2022	2021
Interest and dividend income
Interest and fees on loans	$48,129	$51,026	$94,134	$100,973
Interest and dividends on investment securities	14,693	11,040	28,677	19,713
Total interest and dividend income	62,822	62,066	122,811	120,686
Interest expense
Interest on deposit liabilities	921	1,281	1,868	2,743
Interest on other borrowings	139	23	144	50
Total interest expense	1,060	1,304	2,012	2,793
Net interest income	61,762	60,762	120,799	117,893
Provision for credit losses	2,757	(12,207)	(506)	(20,642)
Net interest income after provision for credit losses	59,005	72,969	121,305	138,535
Noninterest income
Fees from other financial services	4,716	5,464	10,303	10,537
Fee income on deposit liabilities	4,552	3,904	9,243	7,767
Fee income on other financial products	2,529	2,201	5,247	4,643
Bank-owned life insurance	(142)	1,624	539	4,185
Mortgage banking income	372	1,925	1,449	6,225
Gain on sale of real estate	—	—	1,002	—
Gain on sale of investment securities, net	—	—	—	528
Other income, net	475	76	847	348
Total noninterest income	12,502	15,194	28,630	34,233
Noninterest expense
Compensation and employee benefits	27,666	27,670	54,881	55,707
Occupancy	5,467	5,100	11,419	10,069
Data processing	4,484	4,533	8,635	8,884
Services	2,522	2,475	4,961	5,337
Equipment	2,402	2,394	4,731	4,616
Office supplies, printing and postage	1,073	978	2,133	2,022
Marketing	934	665	1,952	1,313
FDIC insurance	891	788	1,699	1,604
Other expense	3,959	3,568	7,200	6,122
Total noninterest expense	49,398	48,171	97,611	95,674
Income before income taxes	22,109	39,992	52,324	77,094
Income taxes	4,643	9,708	10,988	17,254
Net income	17,466	30,284	41,336	59,840
Other comprehensive income (loss), net of taxes	(88,835)	16,999	(211,276)	(28,755)
Comprehensive income (loss)	$(71,369)	$47,283	$(169,940)	$31,085

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Reconciliation to amounts per HEI Condensed Consolidated Statements of Income*:

	Three months ended June 30		Six months ended June 30
(in thousands)	2022	2021	2022	2021
Interest and dividend income	$62,822	$62,066	$122,811	$120,686
Noninterest income	12,502	15,194	28,630	34,233
Less: Gain on sale of real estate	—	—	1,002	—
Less: Gain on sale of investment securities, net	—	—	—	528
*Revenues-Bank	75,324	77,260	150,439	154,391
Total interest expense	1,060	1,304	2,012	2,793
Provision for credit losses	2,757	(12,207)	(506)	(20,642)
Noninterest expense	49,398	48,171	97,611	95,674
Less: Gain on sale of real estate	—	—	1,002	—
Less: Retirement defined benefits credit—other than service costs	(186)	(186)	(371)	(1,464)
*Expenses-Bank	53,401	37,454	98,486	79,289
*Operating income-Bank	21,923	39,806	51,953	75,102
Add back: Retirement defined benefits credit—other than service costs	(186)	(186)	(371)	(1,464)
Add back: Gain on sale of investment securities, net	—	—	—	528
Income before income taxes	$22,109	$39,992	$52,324	$77,094

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	June 30, 2022		December 31, 2021
Assets
Cash and due from banks		$128,971		$100,051
Interest-bearing deposits		12,054		151,189
Cash and cash equivalents		141,025		251,240
Investment securities
Available-for-sale, at fair value		2,444,267		2,574,618
Held-to-maturity, at amortized cost (fair value of $440,023 and $510,474, respectively)		513,767		522,270
Stock in Federal Home Loan Bank, at cost		13,200		10,000
Loans held for investment		5,426,995		5,211,114
Allowance for credit losses		(69,456)		(71,130)
Net loans		5,357,539		5,139,984
Loans held for sale, at lower of cost or fair value		3,738		10,404
Other		659,139		590,897
Goodwill		82,190		82,190
Total assets		$9,214,865		$9,181,603
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$2,993,900		$2,976,632
Deposit liabilities—interest-bearing		5,259,636		5,195,580
Other borrowings		241,610		88,305
Other		187,770		193,268
Total liabilities		8,682,916		8,453,785

Common stock		1		1
Additional paid-in capital		354,966		353,895
Retained earnings		426,040		411,704
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(241,301)		$(32,037)
Retirement benefit plans	(7,757)	(249,058)	(5,745)	(37,782)
Total shareholder’s equity		531,949		727,818
Total liabilities and shareholder’s equity		$9,214,865		$9,181,603

Other assets
Bank-owned life insurance		$181,166		$177,566
Premises and equipment, net		199,429		202,299
Accrued interest receivable		21,335		20,854
Mortgage-servicing rights		9,696		9,950
Low-income housing investments		104,592		110,989
Real estate acquired in settlement of loans, net		271		—
Real estate held for sale		3,030		—
Deferred tax asset		84,814		7,699
Other		54,806		61,540
		$659,139		$590,897
Other liabilities
Accrued expenses		$83,915		$87,905
Federal and state income taxes payable		—		—
Cashier’s checks		33,747		33,675
Advance payments by borrowers		9,980		9,994
Other		60,128		61,694
		$187,770		$193,268

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Other borrowings consisted of FHLB advances of $80.0 million and nil at June 30, 2022 and December 31, 2021, respectively, and securities sold under agreements to repurchase of $161.6 million and $88.3 million at June 30, 2022 and December 31, 2021, respectively.
Investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
June 30, 2022
Available-for-sale
U.S. Treasury and federal agency obligations	$107,389	$—	$(4,902)	$102,487	17	$102,487	$(4,902)	—	$—	$—
Mortgage-backed securities*	2,606,904	467	(322,185)	2,285,186	180	1,409,947	(158,235)	66	845,879	(163,950)
Corporate bonds	44,447	—	(3,018)	41,429	5	41,429	(3,018)	—	—	—
Mortgage revenue bonds	15,165	—	—	15,165	—	—	—	—	—	—
	$2,773,905	$467	$(330,105)	$2,444,267	202	$1,553,863	$(166,155)	66	$845,879	$(163,950)
Held-to-maturity
U.S. Treasury and Federal agency obligations	$59,882	$—	$(5,997)	$53,885	3	$53,885	$(5,997)	—	$—	$—
Mortgage-backed securities*	453,885	—	(67,747)	386,138	24	236,918	(35,867)	13	149,220	(31,880)
	$513,767	$—	$(73,744)	$440,023	27	$290,803	$(41,864)	13	$149,220	$(31,880)
December 31, 2021
Available-for-sale
U.S. Treasury and federal agency obligations	$89,714	$803	$(427)	$90,090	4	$44,827	$(427)	—	$—	$—
Mortgage-backed securities*	2,482,618	6,511	(51,206)	2,437,923	120	1,845,243	(38,321)	18	271,012	(12,885)
Corporate bonds	30,625	655	(102)	31,178	1	12,780	(102)	—	—	—
Mortgage revenue bonds	15,427	—	—	15,427	—	—	—	—	—	—
	$2,618,384	$7,969	$(51,735)	$2,574,618	125	$1,902,850	$(38,850)	18	$271,012	$(12,885)
Held-to-maturity
U.S. Treasury and Federal agency obligations	$59,871	$168	$(170)	$59,869	2	$39,594	$(170)	—	$—	$—
Mortgage-backed securities*	462,399	1,480	(13,274)	450,605	22	290,883	(7,665)	7	106,483	(5,609)
	$522,270	$1,648	$(13,444)	$510,474	24	$330,477	$(7,835)	7	$106,483	$(5,609)
* Issued or guaranteed by U.S. Government agencies or sponsored agencies
ASB does not believe that the investment securities that were in an unrealized loss position at June 30, 2022 and December 31, 2021, represent a credit loss. Total gross unrealized losses were primarily attributable to change in market conditions. On a quarterly basis the investment securities are evaluated for changes in financial condition of the issuer. Based upon ASB’s evaluation, all securities held within the investment portfolio continue to be investment grade by one or more agencies. The contractual cash flows of the U.S. Treasury, federal agency obligations and agency mortgage-backed securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB’s investment securities portfolio did not require an allowance for credit losses at June 30, 2022 and December 31, 2021.

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
The contractual maturities of investment securities were as follows:

June 30, 2022	Amortized cost	Fair value
(in thousands)
Available-for-sale
Due in one year or less	$15,807	$15,781
Due after one year through five years	84,406	81,286
Due after five years through ten years	66,788	62,014
Due after ten years	—	—
	167,001	159,081
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	2,606,904	2,285,186
Total available-for-sale securities	$2,773,905	$2,444,267
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	59,882	53,885
Due after ten years	—	—
	59,882	53,885
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	453,885	386,138
Total held-to-maturity securities	$513,767	$440,023
The proceeds, gross gains and losses from sales of available-for-sale securities were as follows:

	Three months ended June 30		Six months ended June 30
(in thousands)	2022	2021	2022	2021
Proceeds	$—	$—	$—	$197,354
Gross gains	—	—	—	975
Gross losses	—	—	—	447
Tax expense on realized gains	—	—	—	142

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The components of loans were summarized as follows:

	June 30, 2022	December 31, 2021
(in thousands)
Real estate:
Residential 1-4 family	$2,310,041	$2,299,212
Commercial real estate	1,261,389	1,056,982
Home equity line of credit	923,976	835,663
Residential land	21,535	19,859
Commercial construction	94,060	91,080
Residential construction	19,230	11,138
Total real estate	4,630,231	4,313,934
Commercial	660,478	793,304
Consumer	148,637	113,966
Total loans	5,439,346	5,221,204
Less: Deferred fees and discounts	(12,351)	(10,090)
Allowance for credit losses	(69,456)	(71,130)
Total loans, net	$5,357,539	$5,139,984
ASB's policy is to require private mortgage insurance on all real estate loans when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For non-owner occupied residential property purchases, the loan-to-value ratio may not exceed 75% of the lower of the appraised value or purchase price at origination.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Allowance for credit losses.  The allowance for credit losses (balances and changes) by portfolio segment were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Total
Three months ended June 30, 2022
Allowance for credit losses:
Beginning balance	$7,874	$20,176	$5,650	$697	$2,340	$31	$14,314	$16,129	$67,211
Charge-offs	—	—	—	—	—	—	(148)	(1,369)	(1,517)
Recoveries	3	—	31	96	—	—	399	976	1,505
Provision	643	724	415	(116)	294	15	(2,152)	2,434	2,257
Ending balance	$8,520	$20,900	$6,096	$677	$2,634	$46	$12,413	$18,170	$69,456
Three months ended June 30, 2021
Allowance for credit losses:
Beginning balance	$5,261	$34,345	$5,901	$573	$1,453	$16	$24,504	$19,740	$91,793
Charge-offs	(20)	—	10	—	—	—	(319)	(1,931)	(2,260)
Recoveries	51	—	61	11	—	—	366	1,187	1,676
Provision	226	(5,637)	(637)	34	176	—	(4,493)	(2,626)	(12,957)
Ending balance	$5,518	$28,708	$5,335	$618	$1,629	$16	$20,058	$16,370	$78,252
Six months ended June 30, 2022
Allowance for credit losses:
Beginning balance	$6,545	$24,696	$5,657	$646	$2,186	$18	$15,798	$15,584	$71,130
Charge-offs	—	—	—	—	—	—	(224)	(2,851)	(3,075)
Recoveries	11	—	42	101	—	—	752	2,001	2,907
Provision	1,964	(3,796)	397	(70)	448	28	(3,913)	3,436	(1,506)
Ending balance	$8,520	$20,900	$6,096	$677	$2,634	$46	$12,413	$18,170	$69,456
Six months ended June 30, 2021
Allowance for credit losses:
Beginning balance	$4,600	$35,607	$6,813	$609	$4,149	$11	$25,462	$23,950	$101,201
Charge-offs	(20)	—	(40)	—	—	—	(1,090)	(4,791)	(5,941)
Recoveries	54	—	76	21	—	—	639	2,194	2,984
Provision	884	(6,899)	(1,514)	(12)	(2,520)	5	(4,953)	(4,983)	(19,992)
Ending balance	$5,518	$28,708	$5,335	$618	$1,629	$16	$20,058	$16,370	$78,252

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Allowance for loan commitments.  The allowance for loan commitments by portfolio segment were as follows:

(in thousands)	Home equity line of credit	Commercial construction	Commercial loans	Total
Three months ended June 30, 2022
Allowance for loan commitments:
Beginning balance	$400	$3,600	$1,400	$5,400
Provision	—	500	—	500
Ending balance	$400	$4,100	$1,400	$5,900
Three months ended June 30, 2021
Allowance for loan commitments:
Beginning balance	$400	$1,300	$1,200	$2,900
Provision	—	1,100	(350)	750
Ending balance	$400	$2,400	$850	$3,650
Six months ended June 30, 2022
Allowance for loan commitments:
Beginning balance	$400	$3,700	$800	$4,900
Provision	—	400	600	1,000
Ending balance	$400	$4,100	$1,400	$5,900
Six months ended June 30, 2021
Allowance for loan commitments:
Beginning balance	$300	$3,000	$1,000	$4,300
Provision	100	(600)	(150)	(650)
Ending balance	$400	$2,400	$850	$3,650
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The credit risk profile by vintage date based on payment activity or internally assigned grade for loans was as follows:

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Converted to term loans	Total
June 30, 2022
Residential 1-4 family
Current	$176,333	$768,123	$437,911	$119,503	$56,469	$742,653	$—	$—	$2,300,992
30-59 days past due	—	—	572	217	453	3,288	—	—	4,530
60-89 days past due	—	—	—	—	—	637	—	—	637
Greater than 89 days past due	—	—	—	—	809	3,073	—	—	3,882
	176,333	768,123	438,483	119,720	57,731	749,651	—	—	2,310,041
Home equity line of credit
Current	—	—	—	—	—	—	881,505	41,295	922,800
30-59 days past due	—	—	—	—	—	—	110	101	211
60-89 days past due	—	—	—	—	—	—	106	83	189
Greater than 89 days past due	—	—	—	—	—	—	423	353	776
	—	—	—	—	—	—	882,144	41,832	923,976
Residential land
Current	4,290	9,861	5,410	753	527	283	—	—	21,124
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	109	—	—	109
Greater than 89 days past due	—	—	—	205	—	97	—	—	302
	4,290	9,861	5,410	958	527	489	—	—	21,535
Residential construction
Current	5,614	11,071	2,297	—	—	248	—	—	19,230
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	5,614	11,071	2,297	—	—	248	—	—	19,230
Consumer
Current	71,436	28,455	10,209	16,525	3,385	198	11,509	4,235	145,952
30-59 days past due	268	224	68	330	82	2	107	110	1,191
60-89 days past due	74	109	78	161	91	—	45	57	615
Greater than 89 days past due	80	159	67	255	107	—	91	120	879
	71,858	28,947	10,422	17,271	3,665	200	11,752	4,522	148,637
Commercial real estate
Pass	229,603	171,805	301,360	52,361	61,179	289,835	4,235	—	1,110,378
Special Mention	—	19,600	3,488	41,235	14,174	36,958	—	—	115,455
Substandard	—	—	675	11,444	1,835	21,602	—	—	35,556
Doubtful	—	—	—	—	—	—	—	—	—
	229,603	191,405	305,523	105,040	77,188	348,395	4,235	—	1,261,389
Commercial construction
Pass	—	35,982	25,123	—	11,341	—	21,614	—	94,060
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	—	35,982	25,123	—	11,341	—	21,614	—	94,060
Commercial
Pass	41,268	181,637	87,936	74,326	45,637	87,962	78,344	14,590	611,700
Special Mention	—	23	9,702	6,533	101	1,011	15,414	14	32,798
Substandard	315	409	156	2,122	1,548	5,975	4,308	1,147	15,980
Doubtful	—	—	—	—	—	—	—	—	—
	41,583	182,069	97,794	82,981	47,286	94,948	98,066	15,751	660,478
Total loans	$529,281	$1,227,458	$885,052	$325,970	$197,738	$1,193,931	$1,017,811	$62,105	$5,439,346

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Converted to term loans	Total
December 31, 2021
Residential 1-4 family
Current	$791,758	$461,683	$133,345	$64,421	$124,994	$712,452	$—	$—	$2,288,653
30-59 days past due	—	—	—	809	—	2,210	—	—	3,019
60-89 days past due	—	—	—	—	—	1,468	—	—	1,468
Greater than 89 days past due	—	—	2,987	—	—	3,085	—	—	6,072
	791,758	461,683	136,332	65,230	124,994	719,215	—	—	2,299,212
Home equity line of credit
Current	—	—	—	—	—	—	794,518	39,116	833,634
30-59 days past due	—	—	—	—	—	—	296	313	609
60-89 days past due	—	—	—	—	—	—	16	70	86
Greater than 89 days past due	—	—	—	—	—	—	838	496	1,334
	—	—	—	—	—	—	795,668	39,995	835,663
Residential land
Current	10,572	6,794	1,116	532	267	181	—	—	19,462
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	397	—	—	397
	10,572	6,794	1,116	532	267	578	—	—	19,859
Residential construction
Current	7,856	3,019	—	—	263	—	—	—	11,138
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	7,856	3,019	—	—	263	—	—	—	11,138
Consumer
Current	37,563	15,488	29,383	10,897	302	238	12,740	4,157	110,768
30-59 days past due	202	181	517	234	15	—	156	70	1,375
60-89 days past due	59	127	392	183	8	—	7	106	882
Greater than 89 days past due	14	93	387	192	27	—	141	87	941
	37,838	15,889	30,679	11,506	352	238	13,044	4,420	113,966
Commercial real estate
Pass	173,794	275,242	49,317	56,490	33,581	259,583	11,602	—	859,609
Special Mention	19,600	3,529	42,935	30,870	20,788	32,824	—	—	150,546
Substandard	—	684	13,936	1,859	1,805	28,543	—	—	46,827
Doubtful	—	—	—	—	—	—	—	—	—
	193,394	279,455	106,188	89,219	56,174	320,950	11,602	—	1,056,982
Commercial construction
Pass	17,140	43,261	—	11,342	—	—	19,337	—	91,080
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	17,140	43,261	—	11,342	—	—	19,337	—	91,080
Commercial
Pass	266,087	96,963	79,329	56,497	31,019	66,570	96,673	15,510	708,648
Special Mention	40	27,336	10,071	202	439	8,966	15,303	18	62,375
Substandard	427	184	3,737	1,777	4,457	2,961	7,083	1,655	22,281
Doubtful	—	—	—	—	—	—	—	—	—
	266,554	124,483	93,137	58,476	35,915	78,497	119,059	17,183	793,304
Total loans	$1,325,112	$934,584	$367,452	$236,305	$217,965	$1,119,478	$958,710	$61,598	$5,221,204

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Revolving loans converted to term loans during the six months ended June 30, 2022 in the commercial, home equity line of credit and consumer portfolios were $1.0 million, $10.0 million and $1.7 million, respectively. Revolving loans converted to term loans during the six months ended June 30, 2021 in the commercial, home equity line of credit and consumer portfolios were $0.6 million, $9.8 million and $1.5 million, respectively.
The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Amortized cost> 90 days and accruing
June 30, 2022
Real estate:
Residential 1-4 family	$4,530	$637	$3,882	$9,049	$2,300,992	$2,310,041	$—
Commercial real estate	472	—	—	472	1,260,917	1,261,389	—
Home equity line of credit	211	189	776	1,176	922,800	923,976	—
Residential land	—	109	302	411	21,124	21,535	—
Commercial construction	—	—	—	—	94,060	94,060	—
Residential construction	—	—	—	—	19,230	19,230	—
Commercial	87	763	9	859	659,619	660,478	—
Consumer	1,191	615	879	2,685	145,952	148,637	—
Total loans	$6,491	$2,313	$5,848	$14,652	$5,424,694	$5,439,346	$—
December 31, 2021
Real estate:
Residential 1-4 family	$3,019	$1,468	$6,072	$10,559	$2,288,653	$2,299,212	$—
Commercial real estate	—	—	—	—	1,056,982	1,056,982	—
Home equity line of credit	609	86	1,334	2,029	833,634	835,663	—
Residential land	—	—	397	397	19,462	19,859	—
Commercial construction	—	—	—	—	91,080	91,080	—
Residential construction	—	—	—	—	11,138	11,138	—
Commercial	700	313	48	1,061	792,243	793,304	—
Consumer	1,375	882	941	3,198	110,768	113,966	—
Total loans	$5,703	$2,749	$8,792	$17,244	$5,203,960	$5,221,204	$—
The credit risk profile based on nonaccrual loans were as follows:

(in thousands)	June 30, 2022			December 31, 2021
	With a Related ACL	Without a Related ACL	Total	With a Related ACL	Without a Related ACL	Total
Real estate:
Residential 1-4 family	$11,487	$3,571	$15,058	$16,045	$3,703	$19,748
Commercial real estate	—	—	—	14,104	1,221	15,325
Home equity line of credit	3,225	725	3,950	4,227	1,294	5,521
Residential land	205	97	302	97	300	397
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	240	899	1,139	1,446	692	2,138
Consumer	1,430	—	1,430	1,845	—	1,845
Total	$16,587	$5,292	$21,879	$37,764	$7,210	$44,974

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The credit risk profile based on loans whose terms have been modified and accruing interest were as follows:

(in thousands)	June 30, 2022	December 31, 2021
Real estate:
Residential 1-4 family	$7,690	$6,949
Commercial real estate	10,031	3,055
Home equity line of credit	5,037	6,021
Residential land	920	980
Commercial construction	—	—
Residential construction	—	—
Commercial	6,844	7,860
Consumer	51	52
Total troubled debt restructured loans accruing interest	$30,573	$24,917
ASB did not recognize interest on nonaccrual loans for the six months ended June 30, 2022 and 2021.
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
Loans modified as a TDR.  Loan modifications that occurred during the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended June 30, 2022			Six months ended June 30, 2022
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	1	381	135	1	381	135
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Residential land	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	1	$381	$135	1	$381	$135

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	Three months ended June 30, 2021			Six months ended June 30, 2021
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	3	$1,835	$77	15	$10,024	$271
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	—	—	—	1	163	18
Residential land	1	288	12	2	558	23
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	4	237	11	6	296	26
Consumer	—	—	—	—	—	—
	8	$2,360	$100	24	$11,041	$338
1 The period end balances reflect all paydowns and charge-offs since the modification period. TDRs fully paid off, charged-off, or foreclosed upon by period end are not included.

There were no loans modified in TDRs that experienced a payment default of 90 days or more during the second quarter and first six months of 2022 and 2021.
If a loan modified in a TDR subsequently defaults, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled nil at June 30, 2022 and December 31, 2021.
The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provides that a financial institution may elect to suspend the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and any related impairment for accounting purposes.
In response to the COVID-19 pandemic, the Board of Governors of the FRB, the FDIC, the National Credit Union Administration, the OCC, and the Consumer Financial Protection Bureau, in consultation with the state financial regulators (collectively, the agencies) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to accounting for loan modifications, past due reporting and nonaccrual status and charge-offs.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Loans considered collateral-dependent were as follows:

	Amortized cost
(in thousands)	June 30, 2022	December 31, 2021	Collateral type
Real estate:
Residential 1-4 family	$4,070	$3,493	Residential real estate property
Commercial real estate	—	1,221	Commercial real estate property
Home equity line of credit	706	1,294	Residential real estate property
Residential land	97	300	Residential real estate property
Total real estate	4,873	6,308
Commercial	205	692	Business assets
Total	$5,078	$7,000
ASB had $3.2 million and $3.4 million of mortgage loans collateralized by residential real estate property that were in the process of foreclosure at June 30, 2022 and December 31, 2021, respectively.
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $38.7 million and $95.6 million for the three months ended June 30, 2022 and 2021, respectively, and recognized gains on such sales of $0.3 million and $1.9 million for the three months ended June 30, 2022 and 2021, respectively. ASB received proceeds from the sale of residential mortgages of $114.3 million and $266.5 million for the six months ended June 30, 2022 and 2021, respectively, and recognized gains on such sales of $1.4 million and $6.2 million for the six months ended June 30, 2022 and 2021, respectively.
There were no repurchased mortgage loans for the six months ended June 30, 2022 and 2021.
Mortgage servicing fees, a component of other income, net, were $0.9 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively, and $1.8 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively.
Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
June 30, 2022	$19,341	$(9,645)	$—	$9,696
December 31, 2021	18,674	(8,724)	—	9,950

Changes related to MSRs were as follows:

	Three months ended June 30,		Six months ended June 30
(in thousands)	2022	2021	2022	2021
Mortgage servicing rights
Beginning balance	$10,024	$10,689	$9,950	$10,280
Amount capitalized	204	1,023	923	2,570
Amortization	(532)	(958)	(1,177)	(2,096)
Other-than-temporary impairment	—	—	—	—
Carrying amount before valuation allowance	9,696	10,754	9,696	10,754
Valuation allowance for mortgage servicing rights
Beginning balance	—	4	—	260
Provision	—	(4)	—	(260)
Other-than-temporary impairment	—	—	—	—
Ending balance	—	—	—	—
Net carrying value of mortgage servicing rights	$9,696	$10,754	$9,696	$10,754

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
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Unpaid principal balance	$1,483,877	$1,481,899
Weighted average note rate	3.34%	3.38%
Weighted average discount rate	9.25%	9.25%
Weighted average prepayment speed	6.55%	9.77%

The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Prepayment rate:
25 basis points adverse rate change	$(111)	$(714)
50 basis points adverse rate change	(244)	(1,608)
Discount rate:
25 basis points adverse rate change	(176)	(129)
50 basis points adverse rate change	(350)	(256)
The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.
Other borrowings.  As of June 30, 2022 and December 31, 2021, ASB had $80 million and nil of FHLB advances outstanding, respectively, and no federal funds purchased with the Federal Reserve Bank. ASB was in compliance with all Advances, Pledge and Security Agreement requirements as of June 30, 2022.
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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheets	Net amount of liabilities presented in the Balance Sheets
Repurchase agreements
June 30, 2022	$162	$—	$162
December 31, 2021	88	—	88

	Gross amount not offset in the Balance Sheets
(in millions)	Net amount of liabilities presented in the Balance Sheets	Financial instruments	Cash collateral pledged
Commercial account holders
June 30, 2022	$162	$181	$—
December 31, 2021	88	161	—

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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	June 30, 2022		December 31, 2021
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$4,939	$44	$39,377	$638
Forward commitments	4,750	27	38,000	(11)
ASB’s derivative financial instruments, their fair values and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	June 30, 2022		December 31, 2021
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$44	$—	$638	$—
Forward commitments	27	—	—	11
	$71	$—	$638	$11
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statements of Income	Three months ended June 30,		Six months ended June 30
(in thousands)		2022	2021	2022	2021
Interest rate lock commitments	Mortgage banking income	$62	$(67)	$(593)	$(4,165)
Forward commitments	Mortgage banking income	(141)	(381)	37	459
		$(79)	$(448)	$(556)	$(3,706)
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $62.8 million at June 30, 2022 and December 31, 2021. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. As of June 30, 2022, ASB did not

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.
Note 5 · Credit agreement and changes in debt
On May 14, 2021, HEI and Hawaiian Electric each entered into a separate agreement with a syndicate of nine financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Credit Facilities) to amend and restate their respective previously existing revolving unsecured credit agreements. The $175 million HEI Facility and $200 million Hawaiian Electric Facility both terminate on May 14, 2026. On February 18, 2022, the PUC approved Hawaiian Electric’s request to extend the term of the $200 million Hawaiian Electric Facility to May 14, 2026. In addition to extending the term, Hawaiian Electric also received PUC approval to exercise its options of two one-year extensions of the commitment termination date and to increase its aggregate revolving commitment amount from $200 million to $275 million, should there be a need.
None of the facilities are collateralized. As of June 30, 2022 and December 31, 2021, no amounts were outstanding under the Credit Facilities.
The Credit Facilities will be maintained to support each company’s respective short-term commercial paper program, but may be drawn on to meet each company’s respective working capital needs and general corporate purposes.
Changes in debt. On May 11, 2022, the Utilities executed, through a private placement pursuant to separate Note Purchase Agreements (the Note Purchase Agreements), the following unsecured senior notes bearing taxable interest (the Notes). The Notes had a delayed draw feature and the Utilities drew down all the proceeds on June 15, 2022.

Series 2022A
Aggregate principal amount	$60 million
Fixed coupon interest rate	3.7%
Maturity date	6/15/2032
Principal amount by company:
Hawaiian Electric	$40 million
Hawaii Electric Light	$10 million
Maui Electric	$10 million
The Notes include substantially the same financial covenants and customary conditions as Hawaiian Electric’s credit agreement. Hawaiian Electric is also a party as guarantor under the Note Purchase Agreements entered into by Hawaii Electric Light and Maui Electric. The Utilities did not obtain any of the proceeds at execution and instead drew down all the proceeds on June 15, 2022. The proceeds were used to finance their respective capital expenditures, repay short-term debt used to finance or refinance capital expenditures and/or reimburse funds used for the payment of capital expenditures. The Notes may be prepaid in whole or in part at any time at the prepayment price of the principal amount plus a “Make-Whole Amount.”

Note 6 · Shareholders' equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2021	$(32,037)	$(3,638)	$(16,858)	$(52,533)	$(3,280)
Current period other comprehensive income (loss)	(209,264)	3,911	354	(204,999)	102
Balance, June 30, 2022	$(241,301)	$273	$(16,504)	$(257,532)	$(3,178)
Balance, December 31, 2020	$19,986	$(3,363)	$(17,887)	$(1,264)	$(2,919)
Current period other comprehensive income (loss)	(28,801)	861	396	(27,544)	69
Balance, June 30, 2021	$(8,815)	$(2,502)	$(17,491)	$(28,808)	$(2,850)

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI				Affected line item in the Statements of Income / Balance Sheets
	Three months ended June 30		Six months ended June 30
(in thousands)	2022	2021	2022	2021
HEI consolidated
Net realized gains on securities included in net income	$—	$—	$—	$(387)	Gain on sale of investment securities, net
Net realized losses on derivatives qualifying as cash flow hedges	53	—	108	—	Interest expense
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	122	6,008	4,623	12,018	See Note 9 for additional details
Impact of D&Os of the PUC included in regulatory assets	56	(5,811)	(4,269)	(11,622)	See Note 9 for additional details
Total reclassifications	$231	$197	$462	$9
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$(5)	$5,846	$4,371	$11,691	See Note 9 for additional details
Impact of D&Os of the PUC included in regulatory assets	56	(5,811)	(4,269)	(11,622)	See Note 9 for additional details
Total reclassifications	$51	$35	$102	$69

Note 7 · Interest rate swaps
The Company uses interest rate swap agreements to fix the variable interest rates on portions of its debt. The purpose of using these derivatives is to reduce the Company’s exposure to the interest rate risk associated with variable-rate borrowings. Under these agreements, the Company pays a fixed interest rate in exchange for a LIBOR- or SOFR-based variable interest rate on a given notional amount. All of the Company’s interest rate swaps are designated and accounted for as cash flow hedges. Changes in the fair value of these derivatives are reported as a component of other comprehensive income and are reclassified into earnings in the period or periods in which the hedged transaction affects earnings. For information regarding the valuation of our interest rate swaps, see Note 13, “Fair value measurements.”

Notional amount (in millions)	Fixed interest rate			Asset (liability) (in millions) at
		Effective date	Maturity date	June 30, 2022	December 31, 2021
$50.0	2.75%	11/21/2022	11/21/2027	$(0.1)	$—
$50.0	2.78%	11/21/2022	11/21/2029	(0.1)	—
$24.0	4.88% - 5.05%	9/1/2021 - 9/1/2022	9/1/2034 - 9/1/2035	(0.6)	(5.3)
$13.0	2.79%	11/1/2020	10/1/2031	1.0	0.3

The asset related to the interest rate swaps as of June 30, 2022, is presented within other assets in the condensed consolidated balance sheet. The liability related to the interest rate swaps as of December 31, 2021, is presented within other liabilities. The changes in fair value of the cash flow hedges are recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related variable-rate debt.
The following table provides the pre-tax gain (loss) of the derivative instruments in the Company's condensed consolidated statement of comprehensive income (loss) during the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30		Six months ended June 30
(in millions)	2022	2021	2022	2021
Gain (loss) on interest rate swaps designated as cash flow hedges recognized in other comprehensive income	$1.1	$(0.9)	$5.1	$1.2

As of June 30, 2022, the amount the Company expects to reclassify out of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months is not expected to be material.

Note 8 · Revenues
Revenue from contracts with customers. The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended June 30, 2022				Six months ended June 30, 2022
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$259,433	$—	$—	$259,433	$484,007	$—	$—	$484,007
Electric energy sales - commercial	264,701	—	—	264,701	484,298	—	—	484,298
Electric energy sales - large light and power	293,847	—	—	293,847	534,970	—	—	534,970
Electric energy sales - other	4,873	—	—	4,873	6,299	—	—	6,299
Bank fees	—	11,797	—	11,797	—	24,793	—	24,793
Other sales	—	—	1,333	1,333	—	—	2,448	2,448
Total revenues from contracts with customers	822,854	11,797	1,333	835,984	1,509,574	24,793	2,448	1,536,815
Revenues from other sources
Regulatory revenue	$(11,428)	$—	$—	$(11,428)	$1,458	$—	$—	$1,458
Bank interest and dividend income	—	62,822	—	62,822	—	122,811	—	122,811
Other bank noninterest income	—	705	—	705	—	2,835	—	2,835
Other	7,447	—	77	7,524	16,633	—	123	16,756
Total revenues from other sources	(3,981)	63,527	77	59,623	18,091	125,646	123	143,860
Total revenues	$818,873	$75,324	$1,410	$895,607	$1,527,665	$150,439	$2,571	$1,680,675
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$11,797	$—	$11,797	$—	$24,793	$—	$24,793
Services/goods transferred over time	822,854	—	1,333	824,187	1,509,574	—	2,448	1,512,022
Total revenues from contracts with customers	$822,854	$11,797	$1,333	$835,984	$1,509,574	$24,793	$2,448	$1,536,815

	Three months ended June 30, 2021				Six months ended June 30, 2021
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$196,318	$—	$—	$196,318	$377,557	$—	$—	$377,557
Electric energy sales - commercial	192,103	—	—	192,103	360,568	—	—	360,568
Electric energy sales - large light and power	201,536	—	—	201,536	378,351	—	—	378,351
Electric energy sales - other	2,212	—	—	2,212	4,691	—	—	4,691
Bank fees	—	11,569	—	11,569	—	22,947	—	22,947
Other sales	—	—	1,089	1,089	—	—	2,013	2,013
Total revenues from contracts with customers	592,169	11,569	1,089	604,827	1,121,167	22,947	2,013	1,146,127
Revenues from other sources
Regulatory revenue	2,854	—	—	2,854	31,283	—	—	31,283
Bank interest and dividend income	—	62,066	—	62,066	—	120,686	—	120,686
Other bank noninterest income	—	3,625	—	3,625	—	10,758	—	10,758
Other	6,856	—	29	6,885	14,293	—	56	14,349
Total revenues from other sources	9,710	65,691	29	75,430	45,576	131,444	56	177,076
Total revenues	$601,879	$77,260	$1,118	$680,257	$1,166,743	$154,391	$2,069	$1,323,203
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$11,569	$—	$11,569	$—	$22,947	$—	$22,947
Services/goods transferred over time	592,169	—	1,089	593,258	1,121,167	—	2,013	1,123,180
Total revenues from contracts with customers	$592,169	$11,569	$1,089	$604,827	$1,121,167	$22,947	$2,013	$1,146,127
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at December 31, 2021 or as of June 30, 2022. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s condensed consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s condensed consolidated balance sheets.
As of June 30, 2022, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.
Note 9 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first six months of 2022, the Company contributed $21 million ($20 million by the Utilities) to its pension and other postretirement benefit plans, compared to $23 million ($23 million by the Utilities) in the first six months of 2021. The Company’s current estimate of total contributions to its pension and other postretirement benefit plans in 2022 is $41 million ($41 million by the Utilities), compared to $52 million ($51 million by the Utilities) in 2021. In addition, the Company expects to pay directly $3 million ($1 million by the Utilities) of benefits in 2022, compared to $1 million ($1 million by the Utilities) paid in 2021.

The components of net periodic pension costs (NPPC) and net periodic benefit costs (NPBC) for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended June 30				Six months ended June 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
HEI consolidated
Service cost	$19,823	$20,465	$657	$705	$39,647	$40,929	$1,313	$1,410
Interest cost	19,810	18,800	1,638	1,569	39,621	37,601	3,275	3,138
Expected return on plan assets	(35,331)	(33,068)	(3,398)	(3,232)	(70,664)	(66,135)	(6,795)	(6,465)
Amortization of net prior period gain	—	—	(232)	(384)	—	—	(464)	(767)
Amortization of net actuarial (gain)/losses[1]	6,297	8,431	(3)	44	12,594	9,987	(6)	298
Net periodic pension/benefit cost (return)	10,599	14,628	(1,338)	(1,298)	21,198	22,382	(2,677)	(2,386)
Impact of PUC D&Os	9,552	5,513	1,217	1,176	19,103	16,680	2,436	2,146
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$20,151	$20,141	$(121)	$(122)	$40,301	$39,062	$(241)	$(240)
Hawaiian Electric consolidated
Service cost	$19,317	$19,993	$649	$698	$38,635	$39,987	$1,298	$1,397
Interest cost	18,461	17,531	1,572	1,504	36,923	35,062	3,145	3,008
Expected return on plan assets	(33,545)	(31,367)	(3,345)	(3,182)	(67,091)	(62,735)	(6,692)	(6,364)
Amortization of net prior period gain	—	—	(231)	(382)	—	—	(462)	(765)
Amortization of net actuarial losses[1]	6,125	8,212	—	43	12,250	10,771	—	293
Net periodic pension/benefit cost (return)	10,358	14,369	(1,355)	(1,319)	20,717	23,085	(2,711)	(2,431)
Impact of PUC D&Os	9,552	5,513	1,217	1,176	19,103	16,680	2,436	2,146
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$19,910	$19,882	$(138)	$(143)	$39,820	$39,765	$(275)	$(285)
1 Six months ended June 30, 2021 amounts include the one-time cumulative impact of the change in accounting principle for the plans’ fixed income securities from the calculated market-related value method to the fair value method, which was recorded in the first quarter of 2021.
HEI consolidated recorded retirement benefits expense of $24 million ($23 million by the Utilities) in the first six months of 2022 and $23 million ($23 million by the Utilities) in the first six months of 2021 and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first six months of 2022 and 2021, the Company’s expenses for its defined contribution plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $4.1 million and $3.2 million, respectively, and cash contributions were $3.5 million and $3.2 million, respectively. For the first six months of 2022 and 2021, the Utilities’ expenses and cash contributions for its defined contribution plan under the HEIRSP were $1.8 million and $1.5 million, respectively.
Retirement benefit plan changes. On December 3, 2021, the Utilities’ union members ratified a new collective bargaining agreement, which included changes to retirement benefits for all new employees commencing employment on or after January 1, 2022. The changes ratified in the collective bargaining agreement apply to all employees of HEI and the
Utilities first hired on or after January 1, 2022 (New Employees). New Employees are not eligible to participate in the HEI
Pension Plan. Instead, New Employees will receive a non-elective employer contribution, equal to 10% of their annual compensation, subject to a vesting schedule, to their account under the HEIRSP, the defined contribution plan for HEI and the
Utilities. Only New Employees are impacted by the retirement benefit plan changes. There are no retirement benefit plan changes for employees hired on or before December 31, 2021.

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
As of June 30, 2022, approximately 2.8 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy statutory tax liabilities relating to EIP awards, including an estimated 0.6 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of June 30, 2022, there were 209,592 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2022	2021	2022	2021
HEI consolidated
Share-based compensation expense [1]	$3.5	$2.9	$5.6	$5.5
Income tax benefit	0.8	0.5	1.1	1.0
Hawaiian Electric consolidated
Share-based compensation expense [1]	1.0	0.9	1.6	2.0
Income tax benefit	0.3	0.2	0.4	0.4
1    For the three and six months ended June 30, 2022 and 2021, the Company has not capitalized any share-based compensation.
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

	Three months ended June 30		Six months ended June 30
(dollars in millions)	2022	2021	2022	2021
Shares granted	34,755	29,320	34,755	29,320
Fair value	$1.4	$1.2	$1.4	$1.2
Income tax benefit	0.4	0.3	0.4	0.3
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI common stock on the grant date.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended June 30				Six months ended June 30
	2022		2021		2022		2021
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	208,345	$39.71	236,191	$37.91	233,448	$38.10	193,939	$40.89
Granted	2,008	42.15	4,894	44.61	98,463	41.31	132,492	34.37
Vested	(1,034)	44.31	(292)	38.77	(91,414)	37.65	(79,280)	38.51
Forfeited	(366)	38.07	(11,018)	38.74	(31,544)	38.77	(17,376)	40.01
Outstanding, end of period	208,953	$39.71	229,775	$38.02	208,953	$39.71	229,775	$38.02
Total weighted-average grant-date fair value of shares granted (in millions)	$0.1		$0.2		$4.1		$4.6
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the six months ended June 30, 2022 and 2021, total restricted stock units and related dividends that vested had a fair value of $4.0 million and $3.0 million, respectively, and the related tax benefits were $0.6 million and $0.6 million, respectively.

As of June 30, 2022, there was $6.2 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.1 years.
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
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended June 30				Six months ended June 30
	2022		2021		2022		2021
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	76,340	$47.70	100,053	$42.89	90,974	$42.86	89,222	$42.10
Granted	390	54.92	1,533	41.12	26,469	54.92	45,743	41.12
Vested (issued or unissued and cancelled)	—	—	—	—	(29,042)	41.07	(32,355)	38.20
Forfeited	—	—	(10,427)	42.82	(11,671)	42.60	(11,451)	43.10
Outstanding, end of period	76,730	$47.74	91,159	$42.87	76,730	$47.74	91,159	$42.87
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$0.1		$1.5		$1.9
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
For the six months ended June 30, 2022 and 2021, total vested LTIP awards linked to TSR and related dividends had a fair value of $0.8 million and $0.8 million, respectively, and the related tax benefits were $0.1 million and $0.2 million, respectively.
As of June 30, 2022, there was $1.7 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.6 years.

LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended June 30				Six months ended June 30
	2022		2021		2022		2021
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	292,151	$39.89	335,702	$38.04	306,342	$38.42	220,715	$41.03
Granted	1,560	42.37	6,133	44.49	105,860	41.31	182,977	34.33
Vested	—	—	—	—	(71,807)	37.68	(43,155)	34.12
Increase above target (cancelled)	—	—	15,881	42.92	—	—	1,277	31.71
Forfeited	—	—	(41,711)	38.27	(46,684)	36.77	(45,809)	38.82
Outstanding, end of period	293,711	$39.91	316,005	$38.38	293,711	$39.91	316,005	$38.38
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$0.1		$0.3		$4.4		$6.3
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the six months ended June 30, 2022 and 2021, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $3.2 million and $1.7 million, respectively, and the related tax benefits were $0.4 million and $0.4 million, respectively.
As of June 30, 2022, there was $5.2 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.6 years.

Note 11 · Income tax
The Company’s and the Utilities’ effective tax rates (combined federal and state income tax rates) were 20% and 21%, respectively, for the six months ended June 30, 2022. These rates differed from the combined statutory rates, due primarily to the Utilities’ amortization of excess deferred income taxes related to the provision in the 2017 Tax Cuts and Jobs Act that lowered the federal income tax rate from 35% to 21%, the tax benefits derived from the low income housing tax credit investments and the non-taxability of the bank-owned life insurance income. The Company’s and the Utilities’ effective tax rates were each 21% for the six months ended June 30, 2021.
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

Note 12 · Cash flows

Six months ended June 30	2022	2021
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates, net of amounts capitalized	$47	$51
Income taxes paid (including refundable credits)	14	14
Income taxes refunded (including refundable credits)	2	—
Hawaiian Electric consolidated
Interest paid to non-affiliates	34	37
Income taxes paid (including refundable credits)	27	20
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	25	31
Increase related to an acquisition (investing)	15	—
Right-of-use assets obtained in exchange for operating lease obligations (investing)	40	38
Common stock issued (gross) for director and executive/management compensation (financing)[1]	9	7
Obligations to fund low income housing investments (investing)	—	9
Loans transferred from held for investment to held for sale (investing)	—	62
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	22	27
Increase related to an acquisition (investing)	15	—
Right-of-use assets obtained in exchange for operating lease obligations (investing)	37	38
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
Interest rate swaps. The Company measures its interest rate swaps at fair value. The fair values of the Company's interest rate swaps are based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair values of the Company's interest rate swaps are classified as a Level 2 measurements.

The following table presents the carrying or notional amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments.

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
June 30, 2022
Financial assets
HEI consolidated
Available-for-sale investment securities	$2,444,267	$—	$2,429,102	$15,165	$2,444,267
Held-to-maturity investment securities	513,767	—	440,023	—	440,023
Loans, net	5,361,277	—	3,737	5,096,243	5,099,980
Mortgage servicing rights	9,696	—	—	17,201	17,201
Derivative assets	22,689	27	1,074	—	1,101
Financial liabilities
HEI consolidated
Deposit liabilities	407,972	—	397,909	—	397,909
Short-term borrowings—other than bank	124,017	—	124,017	—	124,017
Other bank borrowings	241,610	—	241,606	—	241,606
Long-term debt, net—other than bank	2,374,500	—	2,222,491	—	2,222,491
Derivative liabilities	124,000	—	810	—	810
Hawaiian Electric consolidated
Short-term borrowings	54,987	—	54,987	—	54,987
Long-term debt, net	1,736,508	—	1,622,996	—	1,622,996
December 31, 2021
Financial assets
HEI consolidated
Available-for-sale investment securities	$2,574,618	$—	$2,559,191	$15,427	$2,574,618
Held-to-maturity investment securities	522,270	—	510,474	—	510,474
Loans, net	5,150,388	—	10,403	5,218,121	5,228,524
Mortgage servicing rights	9,950	—	—	14,480	14,480
Derivative assets	57,377	—	909	—	909
Financial liabilities
HEI consolidated
Deposit liabilities	423,976	—	442,361	—	442,361
Short-term borrowings—other than bank	53,998	—	53,998	—	53,998
Other bank borrowings	88,305	—	88,304	—	88,304
Long-term debt, net—other than bank	2,321,937	—	2,624,130	—	2,624,130
Derivative liabilities	57,000	11	5,271	—	5,282
Hawaiian Electric consolidated
Long-term debt, net	1,676,402	—	1,955,710	—	1,955,710

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2022			December 31, 2021
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$—	$2,285,186	$—	$—	$2,437,923	$—
U.S. Treasury and federal agency obligations	—	102,487	—	—	90,090	—
Corporate bonds	—	41,429	—	—	31,178	—
Mortgage revenue bonds	—	—	15,165	—	—	15,427
	$—	$2,429,102	$15,165	$—	$2,559,191	$15,427
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$44	$—	$—	$638	$—
Forward commitments (bank segment)[1]	27	—	—	—	—	—
Interest rate swap (Other segment)[2]	—	1,030	—	—	271	—
	$27	$1,074	$—	$—	$909	$—
Derivative liabilities
Interest rate lock commitments (bank segment)[1]	$—	$—	$—	$—	$—	$—
Forward commitments (bank segment)[1]	—	—	—	11	—	—
Interest rate swap (Other segment)[2]	—	810	—	—	5,271	—
	$—	$810	$—	$11	$5,271	$—
1     Derivatives are carried at fair value in other assets or other liabilities in the balance sheets with changes in value included in mortgage banking income.
2     Derivatives are included in other assets and other liabilities in the balance sheets.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Three months ended June 30		Six months ended June 30
Mortgage revenue bonds	2022	2021	2022	2021
(in thousands)
Beginning balance	$15,296	$15,427	$15,427	$27,185
Principal payments received	(131)	—	(262)	(11,758)
Purchases	—	—	—	—
Unrealized gain (loss) included in other comprehensive income	—	—	—	—
Ending balance	$15,165	$15,427	$15,165	$15,427
Mortgage revenue bonds are issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of June 30, 2022, the weighted average discount rate was 2.89%, which was derived by incorporating a credit spread over the one month LIBOR rate. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.
Fair value measurements on a nonrecurring basis.  Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. As of June 30, 2022 and December 31, 2021, there were no financial instruments measured at fair value on a nonrecurring basis. For the six months ended June 30, 2022 and 2021, there were no adjustments to fair value for ASB’s loans held for sale.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

Note 14 · Subsequent event
On July 1, 2022, Mahipapa, LLC (Mahipapa), a wholly owned subsidiary of Pacific Current, acquired Green Energy Team, LLC’s 7.5 MW renewable, firm dispatchable closed-loop biomass-to-energy facility on Kauai. In addition to the biomass facility situated on 65 acres of fee simple land, the acquisition also included machinery and equipment and the assumption of land leases totaling approximately 3,500 acres, upon which the eucalyptus feedstock is grown. The plant sells all of the power it produces to Kauai Island Utility Cooperative under an existing power purchase agreement that expires in 2036. In connection with the acquisition, Mahipapa assumed approximately $61 million of long-term debt in various tranches, which have a final maturity in 2036 for the last tranche. Principal and interest total approximately $1.2 million per quarter. The loan is secured by all of assets of Mahipapa and all equity ownership interests in Mahipapa, excluding certain mobile equipment. Covenants include a debt service coverage ratio and a times interest earned ratio, which must be above 1.0 and 1.05, respectively, in two of the best calendar years out of the three most recent calendar years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2021 Form 10-K and should be read in conjunction with such discussion and the 2021 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2021 Form 10-K, as well as the quarterly (as of and for the six months ended June 30, 2022) condensed consolidated financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
Recent developments. In the second quarter of 2022, Hawaii’s 7-day average daily COVID-19 case counts peaked at 1,258 cases and case counts have since receded, recently averaging below 600 cases per day (7-day daily average). Hospitalizations have remained at low levels with approximately 77% of the state’s population fully vaccinated, and approximately 44% of those fully vaccinated received the first booster shot as of July 26, 2022. On March 25, 2022, Hawaii ended its Safe Travels program for domestic U.S. travelers and its indoor mask mandate. On June 12, 2022, the U.S. Centers for Disease Control and Prevention ended the requirement that required air passengers traveling from a foreign country to the United States to show a negative COVID-19 test before boarding their flight.
As a result of the removal of COVID restrictions, domestic tourism has recovered to pre-pandemic levels with June 2022 domestic passenger counts up more than 5% of the domestic passenger counts in June 2019. However, the number of international travelers remains below pre-pandemic levels with June 2022 passenger counts down approximately 72% from the total number of international travelers in June 2019.
While economic conditions have improved significantly over the past year as the Hawaii economy fully reopened, new variants, such as BA.5, present potential risks to the ongoing economic recovery. At this time, the Company does not expect that COVID restrictions will be reinstated, but will continue to monitor the situation and remains focused on the continued safety and well-being of customers, employees, their families and the community. The Company has maintained its safety protocols and policies to keep employees safe, while at the same time ensuring the reliability and resilience of its operations.
In the second quarter of 2022, driven by increased economic activity as the tourism industry continues its recovery, the Utility’s kWh sales improved modestly increasing 0.3% compared to the second quarter of 2021. While the level of kWh sales does not affect Utility revenues due to decoupling, it may increase or decrease the price per kWh paid by customers. See “Decoupling” in Note 3 of the Condensed Consolidated Financial Statements for a discussion of the decoupling mechanism.
At the Bank, an improving Hawaii economy helped fuel loan growth, which required additional provision for credit losses. ASB recorded a $2.8 million provision for credit losses in the second quarter of 2022 due primarily to growth in the commercial real estate loan portfolio and consumer loan purchases. In the second quarter of 2021, ASB recorded a negative provision for credit losses of $12.2 million due primarily to credit upgrades in the commercial real estate and commercial loan portfolios and lower net charge-offs. Net interest income increased $1.0 million to $61.8 million in the second quarter of 2022 compared to net interest income in the second quarter of 2021 due primarily to higher investment portfolio balances and yields, partially offset by lower PPP fees.
Over the past few months, inflation has rapidly increased as reflected in the U.S. Consumer Price Index, which hit a 41-year high of 9.1% in June 2022. In addition, fuel costs have risen rapidly, increasing 90% over the prior year’s quarter. These inflationary pressures are expected to continue over the near- to medium-term and have led to higher costs for O&M and capital projects at the Utility, as well as higher compensation and benefits cost at the bank.
For further discussion of the impacts of the COVID-19 pandemic, fuel prices and other macro-economic factors impacting the Utilities and the Bank, see “Recent Developments” in the Electric Utility and Bank sections below.

RESULTS OF OPERATIONS

	Three months ended June 30		%
(in thousands)	2022	2021	change	Primary reason(s)*
Revenues	$895,607	$680,257	32	Primarily increase for the electric utility segment
Operating income	86,668	101,856	(15)	Decrease for bank segment and higher losses for the “other” segment, partly offset by increase for the electric utility segment
Net income for common stock	52,541	63,872	(18)	Lower net income at the bank segment and higher net loss for the “other” segment, partly offset by higher net income at the electric utility segment. See below for effective tax rate explanation.

	Six months ended June 30		%
(in thousands)	2022	2021	change	Primary reason(s)*
Revenues	$1,680,675	$1,323,203	27	Primarily increase for the electric utility segment
Operating income	185,944	199,887	(7)	Decrease for bank segment, partially offset by increase for the electric utility segment and lower losses for the “other” segment
Net income for common stock	121,708	128,230	(5)	Lower net income at the bank segment, partly offset by lower net loss for the “other” segment and higher net income at the electric utility segment. See below for effective tax rate explanation.
*     Also, see segment discussions which follow.
The Company’s effective tax rates for the second quarters of 2022 and 2021 were 20% and 22%, respectively. The Company’s effective tax rates for the first six months of 2022 and 2021 were comparable at 20% and 21%, respectively. The lower effective tax rate for the second quarter and first six months of 2022 was primarily due to a decrease in income before taxes at ASB over the prior periods, which increased the rate impact of certain tax items.
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
At the end of March 2022, the Safe Travels Program, which required proof of vaccination or a negative COVID test for travel to Hawaii, ended following a significant reduction in case counts in recent months. In addition, lower case counts across most states also led to stronger demand for travel to Hawaii in the second quarter of 2022, resulting in the average daily passenger count 29.1% higher than the comparable period in the prior year, but remained 5.7% below 2019. The recovery in total passenger counts from the low levels in 2020 thus far has been driven by domestic travelers, with international travelers remaining at low levels due to higher restrictions for international travelers, depending on country of origin. In June 2022, domestic passenger counts were up 7.6% compared to 2019 pre-COVID-19 levels, while international passenger counts were down 72% compared to 2019 pre-COVID-19 levels.
Hawaii’s seasonally adjusted unemployment rate in June 2022 was 4.3%, which was lower compared to the June 2021 rate of 5.9%. The national unemployment rate in June 2022 was 3.6% compared to 5.9% in June 2021. Hawaii’s unemployment rate is expected to continue to improve now that restrictions have been lifted and non-farm jobs are expected to increase this year.
Hawaii real estate activity through June 2022, as indicated by Oahu’s home resale market, drove an increase in the median sales price of 13.2% for condominiums and 17% for single-family homes compared to the same period in 2021, with the June median single-family home price of $1,100,000, below the record $1,150,000 set in March. The number of closed sales was up 7.5% for condominiums and down 8.8% for single-family residential homes for the second quarter of 2022 compared to 2021.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. The price of crude oil gradually increased throughout 2021 but decreased in January 2022 and increased significantly through May 2022.
At its July 27, 2022 meeting, the Federal Open Market Committee (FOMC) decided to raise the federal funds rate target range of 2.25%-2.5% and anticipates ongoing increases as appropriate. The FOMC plans to continue to maintain an accommodative stance of monetary policy to achieve maximum employment and inflation at the rate of 2 percent over the long run. The Federal Reserve stated that it will continue to reduce its holdings of Treasury securities and agency mortgage-backed securities.
The most recent forecast by UHERO, which was issued on May 12, 2022, forecasts full year 2022 real GDP growth of 3.5%, an increase in total visitor arrivals of 31.8%, a decrease in real personal income of 5.1%, and an unemployment rate of 3.6%. This forecast reflects growth of Hawaii’s economy after experiencing a downturn due to omicron variants of COVID-19 in early 2022. The international market is anticipated to return as the omicron wave in Asia recedes. However, a full economic recovery is still forecasted to be several years out and dependent on adapting to new COVID-19 threats, ongoing global economic fallout from Russia’s invasion of Ukraine, increasing federal interest rates to combat rising inflation, risks of recession, and returning international visitors.
The Company expects economic conditions to improve going forward; however, it is difficult to predict the future path of the pandemic. If economic conditions worsen from current levels or remain depressed for an extended period of time, it could have a material unfavorable impact on the Company’s financial position or results of operations in 2022.
See also “Recent Developments” in the “Electric utility” and “Bank” sections below for further discussion of the economic impact caused by the pandemic.
“Other” segment.

	Three months ended June 30		Six months ended June 30
(in thousands)	2022	2021	2022	2021	Primary reason(s)
Revenues	$1,410	$1,118	$2,571	$2,069	Increase in other sales at Pacific Current subsidiaries.
Operating loss	(6,409)	(5,634)	(10,758)	(12,013)
The second quarters of 2022 and 2021 include $0.7 million and $0.6 million, respectively, of operating income from Pacific Current[1]. Corporate expenses for the second quarter 2022 were $0.8 million higher than the same period in 2021, primarily due to higher charitable donations in the second quarter of 2022 (due to timing of contributions) and higher board and consulting expenses, partly offset by a settlement agreement with the former President and Chief Executive Officer of the Bank in 2021. The first six months of 2022 and 2021 include $1.5 million and $1.3 million, respectively, of operating income from Pacific Current[1]. Corporate expenses for the first six months of 2022 were $1.1 million lower than the same period in 2021, primarily due to a settlement agreement with the former President and Chief Executive Officer of the Bank in 2021 and higher charitable donations in 2021, due to timing of contributions, partly offset by higher board and consulting expenses.

Gain on sale of equity-method investment	—	—	8,123	—	Gain on sale of an equity-method investment at Pacific Current.
Net loss	(9,060)	(8,313)	(10,172)	(16,869)
The net loss for the second quarter of 2022 was slightly higher than the net loss for the second quarter of 2021 due to the same factors cited for the change in operating loss and higher interest expense due to higher average borrowings. The net loss for the first six months of 2022 was lower than the net loss for the first six months of 2021 due to the gain on sale of an equity-method investment by Pacific Current and the same factors cited for the change in operating loss, partly offset by higher interest expense due to higher average borrowings.

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

FINANCIAL CONDITION
Liquidity and capital resources.  As of June 30, 2022, there was no balance on HEI’s revolving credit facility or Hawaiian Electric’s revolving credit facility and the available committed capacities under the facilities were $175 million and $200 million, respectively. At the end of the quarter, HEI and Hawaiian Electric had approximately $69 million and $55 million of commercial paper outstanding, respectively. As of June 30, 2022, ASB’s unused FHLB borrowing capacity was approximately $2.0 billion and ASB had unpledged investment securities of $2.3 billion that were available to be used as collateral for additional borrowing capacity.
As of June 30, 2022 and December 31, 2021, the total amount of available borrowing capacity (net of commercial paper outstanding) under the Company’s committed lines of credit was approximately $251 million and $321 million, respectively.
The Company believes that its cash and cash equivalents, expected operating cash flow from subsidiaries, existing credit facilities, and access to the capital markets will be sufficient to meet the Company’s cash requirements over the next twelve months and beyond based on its current business plans. However, the Company expects that its liquidity will continue to be moderately impacted at the Utilities due to higher working capital requirements due to lingering COVID-19 impacts to the local economy and elevated fuel prices. For the Utilities, the elevated fuel prices billed to customers have resulted in higher accounts receivable balances and bad debt expense and may result in higher write-offs in the future. As of June 30, 2022, approximately $42 million of the Utilities’ accounts receivables were 30 days past due. Of the over 30 days past due amounts, approximately 22% were on payment plans. The Company commenced its disconnection process on a tiered basis, starting in the third quarter of 2021, targeting the oldest and largest balances first, which has reduced the older balances in arrears over time as payments were made, as well as decreasing the number of customers in arrears. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements. At this time, the delay in customer cash collections has not significantly affected the Company’s liquidity. The Company is prepared to address, if needed, the potential financing requirement related to the delayed timing of customer collections.
At ASB, liquidity remains at satisfactory levels largely due to U.S. economic stimulus programs implemented as a result of COVID-19 that led to a substantial increase in customer deposits. ASB’s cash and cash equivalents was $141 million as of June 30, 2022, compared to $251 million as of December 31, 2021. ASB remains well above the “well capitalized” level under the FDIC Improvement Act prompt correction action capital category, and while the economic outlook has improved and is expected to continue to improve, there are emerging risks from inflation and the tightening of monetary policy that increases the risk of a recession, as well as ongoing COVID-19 risks, such as new variants, all of which could create increased uncertainty regarding the impact on loan performance and the allowance for credit losses.
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
The Company believes that its ability to generate cash, both internally from electric utility and banking operations and externally from issuances of equity and debt securities, as well as bank borrowings, is adequate to maintain sufficient liquidity to fund its contractual obligations and commercial commitments, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other short-term and long-term material cash requirements. However, the economic impact of higher fuel prices, inflation, higher interest rates, tightening of monetary policy and the ongoing COVID-19 pandemic, create significant uncertainty, and the Company cannot predict the future effects that these factors will have on the global, national or local economy, including the impact on the Company’s cost of capital and its ability to access additional capital, or the future impacts on the Company’s financial position, results of operations, and cash flows.

The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	June 30, 2022		December 31, 2021
Short-term borrowings—other than bank	$124	2%	$54	1%
Long-term debt, net—other than bank	2,375	50	2,322	48
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,234	47	2,391	50
	$4,767	100%	$4,801	100%
HEI’s commercial paper borrowings and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Six months ended June 30, 2022	June 30, 2022	December 31, 2021
Commercial paper	$45	$69	$54
Line of credit draws on revolving credit facility	—	—	—
Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s short-term commercial paper borrowings during the first six months of 2022 was $69 million. As of June 30, 2022, available committed capacity under HEI’s line of credit facility was $175 million.
On June 27, 2022, Fitch revised HEI’s outlook to “Positive” from “Stable” and affirmed the “BBB” long-term issuer default rating and “F3” short-term issuer default rating.
There were no new issuances of common stock through the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), HEIRSP or the ASB 401(k) Plan in the six months ended June 30, 2022 and 2021 and HEI satisfied the share purchase requirements of the DRIP, HEIRSP and ASB 401(k) Plan through open market purchases of its common stock.
For the first six months of 2022, net cash provided by operating activities of HEI consolidated was $75 million. Net cash used by investing activities for the same period was $497 million, primarily due to capital expenditures, ASB’s purchases of available-for-sale investment securities, net increase in loans held for investment, partly offset by ASB’s receipt of investment security repayments and maturities. Net cash provided by financing activities during this period was $276 million as a result of several factors, including net increases in ASB’s other bank borrowings and deposit liabilities, net increases in short-term borrowings and issuances of long-term debt, partly offset by repayment of long-term debt and payment of common stock dividends. During the first six months of 2022, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $63 million and $27 million, respectively.
Dividends.  The payout ratios for the first six months of 2022 and full year 2021 were 63% and 60%, respectively. On February 11, 2022, the HEI Board of Directors approved a 1 cent increase in the quarterly dividend from $0.34 per share to $0.35 per share, starting with the dividend in the first quarter of 2022. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company, current and expected future economic conditions, including impacts from the COVID-19 pandemic, and capital investment alternatives.
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

Electric utility
Recent developments
See also Recent developments in HEI’s MD&A.
In the second quarter and first six months of 2022, kWh sales volume increased 0.3% and 1.4% compared to the same periods in 2021, respectively. The increase in kWh sales is primarily due to continued recovery of the economy and tourism activity.
Accounts receivable increased in the second quarter with past due accounts receivable balances increasing by $11.9 million, or 17%, while the number of accounts past due decreased by approximately 9% since December 31, 2021. The increase in accounts receivables was primarily driven by higher customer bills impacted by the increase in fuel prices, delays in a large government account payments, offset by payments on installment plans, higher cash receipts associated with increased disconnection efforts and application of the $2 million Kokua bill credit, all of which contributed to the decrease in the number of customers in arrears. At this time, the delay in customer cash collections has not significantly affected the Utilities’ liquidity. The Utilities are prepared to address, if needed, the financing requirement related to the delayed timing of cash flows collected under the decoupling mechanism through the Revenue Balancing Account and the modest slowing or reduction in accounts receivable collections from customers. See “Financial Condition—Liquidity and capital resources” for additional information.
In the second quarter of 2020, the PUC approved the deferral of certain COVID-19 related costs, such as higher bad debt expense, higher financing costs, non-collection of late payment fees, increased personal protective equipment costs, and sequestration costs for mission-critical employees. The Utilities deferred COVID-19 related costs through a PUC approved period that ended on December 31, 2021. In the second quarter of 2022, the Utilities filed an application, which is currently pending, to seek recovery of the COVID-19 deferred costs, not to exceed the amount of $27.8 million. (See discussion under “Regulatory assets for COVID-19 related costs” in Note 3 of the Condensed Consolidated Financial Statements).
Looking forward, while case counts and hospitalizations have declined, a worsening of COVID-19 case counts with new variants or a reinstatement of COVID-19 restrictions could adversely affect the ability of the Utilities’ contractors, suppliers, IPPs, and other business partners to perform or fulfill their obligations timely, or at all, or require modifications to existing contracts, which could adversely affect the Utilities’ business, increase expenses, and impact the Utilities’ ability to achieve their RPS and other climate related goals.
In June 2022, the consumer price index reached a 40-year high of 9.1% as gas prices and rents spiked. In Hawaii, the May 2022 Urban Hawaii (Honolulu) Consumer Price Index (CPI) was 7.0% higher than it was one year ago. In addition, fuel costs have risen rapidly and have increased 90% over prior year’s quarter. Although the Utilities are able to pass through fuel costs to customers and have limited fuel cost exposure through a 2% fuel-cost sharing mechanism (approximately $3.7 million exposure annually), higher customer bills could reduce customers’ ability to pay timely or increase the risk of non-payment. In addition, the higher customer bills may lead the PUC to consider other actions to limit or delay any proposed increase in rates in order to mitigate the overall bill impact of rising fuel prices.
Under the PBR framework, inflation risk for the Utilities is mitigated by an Annual Rate Adjustment (ARA), which is based on a formula that includes a compounded and non-compounded portion.
•The compounded portion of the ARA adjustment includes an adjustment for inflation based on the estimated change in Gross Domestic Product Price Index (GDPPI) for the upcoming year, less a predetermined annual productivity factor (currently set at zero), less a 0.22% customer dividend, applied to a basis equal to test year target revenues plus the RAM Revenue adjustments in effect prior to the implementation of PBR, plus the prior adjustment year’s compounded portion of the ARA adjustment. The GDPPI adjustment is determined using the forecasted GDPPI in October, which is effective for the following calendar year. For the 2022 calendar year, GDPPI was measured at 3% in October 2021 and was effective in rates on January 1, 2022. For the 2023 calendar year, the estimated change in GDPPI will be effective in rates on January 1, 2023.
•The non-compounded portion of the ARA adjustment includes a subtractive component, representing the management audit savings commitment, or refund to customers, which was approved by the PUC for the years 2021 through 2025.
Regulatory Developments. On June 17, 2022, the PUC issued a D&O approving (1) a new (penalty-only) Performance Incentive Mechanism (PIM) to incentivize achievement of generation-based reliability targets, with an annual maximum penalty of $1 million, (2) a new (penalty/reward) PIM to incentivize the timely completion of the interconnection requirements study process for large-scale renewable energy projects, the penalty/reward will depend on the specifics of the upcoming procurement, (3) a new (reward-only) Collective Shared Savings Mechanism to incentivize cost control over the Utilities’ fuel, purchased power, and Exceptional Project Recovery Mechanism costs (collectively, non-Annual Revenue Adjustment-related costs), and (4) a modification and extension of the existing interim (reward-only) Grid Services PIM with a maximum reward of

$1.5 million through December 31, 2023. The effective date for the changes has not yet been established. See “Regulatory proceedings” in Note 3 of the Condensed Consolidated Financial Statements for additional discussions.
For a discussion regarding the impact of the economic conditions caused by the COVID-19 pandemic on the Utilities’ liquidity and capital resources, see discussion under “Financial Condition–Liquidity and capital resources.”
RESULTS OF OPERATIONS

Three months ended June 30		Increase
2022	2021	(decrease)		(dollars in millions, except per barrel amounts)
$819	$602	$217		Revenues. Net increase largely due to:
			$143	higher fuel oil prices and higher kWh generated[1]
			62	higher purchased power energy prices, partially offset by lower kWh purchased[2]
			10	higher revenue from ARA adjustments, which included an offset of management audit savings delivered to customers
			1	revenue in 2022 related to ownership of and responsibility for the U.S. Army’s electrical distribution system on Oahu starting March 1, 2022
			1	higher MPIR revenue
			1	higher revenue related solely to a change in the timing for revenue recognition within the year, which eliminates seasonality in recognizing target revenues and results in recognizing revenues evenly throughout the year with target revenues recognized on an annual basis remaining unchanged
270	139	131		Fuel oil expense[1]. Net increase largely due to higher fuel oil prices and higher kWh generated
218	162	56		Purchased power expense[1,2]. Net increase largely due to higher purchased power energy prices partially offset by lower kWh purchased
125	118	7		Operation and maintenance expenses. Net increase largely due to:
			5	more generating facility maintenance work performed
			3	more generating facility overhauls performed
			1	higher bad debt expense
			(1)	expense due to decommissioning of combined heat and power unit on Lanai in 2021
			(1)	higher Pearl Harbor environmental reserves in 2021
135	114	21		Other expenses. Increase due to higher revenue taxes, coupled with higher depreciation expense in 2022 for plant investment in 2021
71	68	3		Operating income. Increase largely due to higher ARA and MPIR revenue, offset in part by higher operation and maintenance expenses and higher depreciation expense
57	54	3		Income before income taxes. Increase largely due to higher operating income, partially offset by higher interest expense
44	42	2		Net income for common stock. Increase largely due to higher income before income taxes. See below for effective tax rate explanation.
2,031	2,026	5		Kilowatthour sales (millions)[3]
$139.51	$73.58	$65.93		Average fuel oil cost per barrel

Six months ended June 30		Increase
2022	2021	(decrease)		(dollars in millions, except per barrel amounts)
$1,528	$1,167	$361		Revenues. Net increase largely due to:
			$247	higher fuel oil prices and higher kWh generated[1]
			86	higher purchased power energy prices, partially offset by lower kWh purchased[2]
			20	higher revenue from ARA adjustments, which included an offset of management audit savings delivered to customers
			3	revenue in 2022 related to ownership of and responsibility for the U.S. Army’s electrical distribution system on Oahu starting March 1, 2022
			2	higher MPIR revenue
			2	higher revenue related solely to a change in the timing for revenue recognition within the year, which eliminates seasonality in recognizing target revenues and results in recognizing revenues evenly throughout the year with target revenues recognized on an annual basis remaining unchanged
491	267	224		Fuel oil expense[1]. Net increase largely due to higher fuel oil prices and higher kWh generated partially offset by lower penalties for better fuel efficiency due to reset of heat rate
382	305	77		Purchased power expense[1,2]. Net increase largely due to higher purchased power energy prices partially offset by lower kWh purchased
250	233	17		Operation and maintenance expenses. Net increase largely due to:
			7	more generating facility maintenance work performed
			3	more generating facility overhauls performed
			2	higher transmission and distribution preventive and corrective maintenance expense
			2	higher outside services for Information Technology and Services support, Customer Interconnection/Installation, Demand Response Management System, and Battery Bonus program
			2	higher bad debt expense
			2	expense in 2022 related to ownership of and responsibility for the U.S. Army’s electrical distribution system on Oahu starting March, 1, 2022
			1	higher property damage and legal reserve for pending claims
			(1)	expense due to decommissioning of combined heat and power unit on Lanai in 2021
			(1)	higher Pearl Harbor environmental reserves in 2021
260	226	34		Other expenses. Increase due to higher revenue taxes, coupled with higher depreciation expense in 2022 for plant investment in 2021
145	137	8		Operating income. Increase largely due to higher ARA and MPIR revenue, offset by higher operation and maintenance expense and higher depreciation expense
116	109	7		Income before income taxes. Increase largely due to higher operating income, partially offset by higher interest expense
91	85	6		Net income for common stock. Increase largely due to higher income before income taxes. See below for effective tax rate explanation.
3,988	3,935	53		Kilowatthour sales (millions)[3]
$120.54	$68.59	$51.95		Average fuel oil cost per barrel
470,812	468,745	2,067		Customer accounts (end of period)
1The rate schedules of the electric utilities currently contain ECRCs through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.
2The rate schedules of the electric utilities currently contain PPACs through which changes in purchased power expenses (except purchased energy costs) are passed on to customers.
3 In the second quarter of 2022, kWh sales were higher when compared to the same periods last year largely due to continued recovery from the impacts of the COVID-19 pandemic. COVID-19 cases have decreased in the second quarter of 2022, but not to pre-Omicron levels. U.S. visitor arrivals continued to increase above the second quarter of 2021 levels and approach pre-pandemic levels, but international arrivals remain low. The economic recovery is expected to strengthen this year as international visitors return and sales rebound, although the improvement is expected to remain below pre-pandemic levels due to global economic factors such as the continued effects of the invasion of Ukraine, increasing inflation, supply chain issues, and lingering impacts from the pandemic.

The Utilities’ effective tax rate for the second quarters of 2022 and 2021 were comparable at 21%. The Utilities’ effective tax rate for the first six months of 2022 and 2021 were comparable at 21%.
Hawaiian Electric’s consolidated ROACE was 8.2% and 8.9% for the twelve months ended June 30, 2022 and June 30, 2021, respectively.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of June 30, 2022 amounted to $4.9 billion, of which approximately 25% related to generation PPE, 66% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 8% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission.
See “Economic conditions” in the “HEI Consolidated” section above.
Executive overview and strategy.  The Utilities provide electricity on all the principal islands in the state, other than Kauai, to approximately 95% of the state’s population and operate five separate grids. The Utilities’ mission is to provide innovative energy leadership for Hawaii, to meet the needs and expectations of customers and communities, and to empower them with affordable, reliable and clean energy. The goal is to create a modern, resilient, flexible and dynamic electric grid that enables an optimal mix of distributed energy resources (DER), such as private rooftop solar, demand response and grid-scale resources to enable the creation of smart, sustainable, resilient communities and achieve the statutory goal of 100% renewable energy by 2045.
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
In anticipation of the retirement of the coal-fired IPP plant, the Utilities have developed plans, including contingency plans, to ensure reliable service through the transition period. These plans include the anticipated addition of renewable energy/storage projects, reserve capacity from existing generation sources, the acceleration of maintenance work during periods with anticipated higher reserve levels, and multiple demand response/DER programs. For example, the state’s largest solar plus battery storage project to date, totaling 39 MW, reached commercial operations on July 31, 2022. However, future events, including unexpected issues with existing generation, or supply chain issues and inflationary pressures, as well as federal policies related to solar panel imports, among other factors, delay in the commercial operation of new generation resources, could disrupt the ability of the Utilities to deliver reliable service. Also, see the “Developments in renewable energy efforts—New renewable PPAs” section below.

Hawaii’s renewable portfolio standard law requires electric utilities to meet an RPS of 40%, 70% and 100% by December 31, 2030, 2040 and 2045, respectively. Hawaii law has also established a target of sequestering more atmospheric carbon and greenhouse gases than emitted within the state by 2045. The Utilities’ strategies and plans are fully aligned in meeting these targets.
The Utilities have made significant progress on the path to clean energy and have been successful in achieving RPS goals. To date the Utilities have met all of the statutory RPS goals, including exceeding the last milestone RPS target of 30% for 2020, where it achieved an RPS of 34.5%. In 2021, the Utilities achieved an RPS of 38.4%. The Utilities will continue to actively procure additional renewable energy post-2021 and expect to meet or exceed the next statutory RPS goal of 40% in advance of the 2030 compliance year. In July 2022, Governor Ige signed Act 240 (H.B.2089), that amended the RPS calculation from renewable energy as a percentage of sales to renewable energy as a percentage of total generation. The amended RPS calculation results in a lower calculated percentage than the amount calculated under the previous methodology. The change in the definition is to be applied prospectively to future milestone measurements and will require that the Utilities acquire more renewable energy than under the previous RPS calculation to comply with the RPS milestones; however, the Utilities expect to continue to meet the RPS milestones under the amended RPS law. (See “Developments in renewable energy efforts” below).
If the Utilities are not successful in meeting the RPS targets as mandated by law, the PUC could assess a penalty of $20 for every MWh that an electric utility is deficient. Based on the level of total generation in 2021, a 1% shortfall in meeting the 2030 RPS requirement of 40% would translate into a penalty of approximately $2 million. The PUC has the discretion to reduce the penalty due to events or circumstances that are outside an electric utility’s reasonable control, to the extent the event or circumstance could not be reasonably foreseen and ameliorated. In addition to penalties under the RPS law, failure to meet the mandated RPS targets would be expected to result in a higher proportion of fossil fuel-based generation than if the RPS target had been achieved, which in turn would be expected to subject the Utilities to limited commodity fossil fuel price exposure under a fuel cost risk-sharing mechanism. The fuel cost risk-sharing mechanism apportions 2% of the fuel cost risk to the utilities (and 98% to ratepayers) and has a maximum exposure (or benefit) of $3.7 million. Conversely, the Utilities have incentives under PIMs that provide a financial reward for accelerating the achievement of renewable generation as a percentage of total generation, including customer supplied generation. The Utilities may earn a reward for the amount of system generation above the interpolated statutory RPS goal at $20/MWh in 2022, $15/MWh in 2023, and $10/MWh for the remainder of the multi-year rate period.
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
The State of Hawaii’s policy is supported by the regulatory framework and includes a number of mechanisms designed to maintain the Utilities’ financial stability during the transition toward the State’s decarbonized future. Under the sales decoupling mechanism, the Utilities are allowed to recover from customers, target test year revenues, independent of the level of kWh sales, which have generally trended lower over time as privately-owned DER have been added to the grid and energy efficiency measures have been put into place. Other regulatory mechanisms under the new PBR framework reduce some of the regulatory lag during the multi-year rate plan (MRP), such as the annual revenue adjustment to provide annual changes in utility revenues, including inflationary adjustments, and the exceptional project recovery mechanism, which allows the Utilities to recover and earn on certain approved eligible projects placed into service. See “Regulatory proceedings” under “Commitments and contingencies” and “Decoupling” in Note 3 of the Condensed Consolidated Financial Statements.
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
The Integrated Grid Planning (IGP) utilizes an inclusive and transparent Stakeholder Engagement model to provide an avenue for interested parties to engage with the Utilities and contribute meaningful input throughout the IGP process. The IGP Stakeholder Council, Technical Advisory Panel and Working groups have been established and meet regularly to provide feedback and input on specific issues and process steps in the IGP. The Utilities submitted an updated IGP work plan to the PUC in January 2021. In August 2021, the Utilities submitted their Revised Inputs and Assumptions to the PUC for review and approval, marking the significant progress made through the stakeholder engagement phase of the IGP process. On March 31, 2022, the Utilities submitted the final Inputs and Assumptions approved by the PUC. On June 30, 2022, the PUC approved the

Utilities’ planning methodologies and criteria with modifications. Once the revised planning methodologies and criteria are approved, the next step in the IGP process to complete a Grid Needs Assessment will begin.
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
On June 9, 2021, the PUC issued an order providing guidance to the third Grid Service RFP filed on February 23, 2021. The proposed Grid Service RFP focused only on Oahu and is seeking 132 MW of grid services with focus on capacity reduction (60 MW) similarly in response to the potential reserve shortfall from the AES coal plant retirement scheduled on September 1, 2022. The Utilities executed a GSPA for a total grid services amount of 97.4 MW and filed with the PUC to request approval on March 16, 2022. The Utilities are currently going through the procedural schedule where they answered a set of information requests. On July 26, 2022, the Consumer Advocate filed its Statement of Position not objecting to the PUC approving the GSPA if certain conditions are adopted. The Utilities will respond to the Statement of Position in August 2022 to comment to the various conditions proposed by the Consumer Advocate, at which point the procedural schedule steps are completed and the GSPA is ready for the PUC’s decision.
On June 8, 2021, the PUC approved the new program, Emergency Demand Response Program (EDRP), a battery storage incentive program to dispatch electricity between 6 p.m. to 8 p.m. daily from participating residential and commercial customers, to address the potential reserve shortfalls following the AES coal plant retirement. The PUC approved EDRP for 50MW on Oahu with an incentive budget not to exceed $34 million, which will be recovered via a surcharge cost recovery mechanism over a 10-year amortization. The Utilities’ implementation plan was approved by the PUC on June 30, 2021, and the Utilities subsequently filed the updated EDRP tariffs on July 1, 2021. On February 25, 2022, the PUC approved an amendment to the Battery Bonus program that provides additional incentives to participating customers. This new amendment became effective on March 1, 2022. As of June 30, 2022, the Utilities have received and approved the applications totaling approximately 7.5 MW on Oahu.
On March 30, 2022, the Utilities filed with the PUC to request expanding the EDRP for up to 15 MW on the island of Maui and received PUC approval on May 20, 2022. The EDRP on Maui became effective as of June 1, 2022. Subsequently on June 23, 2022, the PUC approved the cost recovery of the additional incentives for both Oahu and Maui through the DSM Surcharge. As of June 30, 2022, the Utilities have received less than 10 applications for Maui that are currently being reviewed.
Grid modernization. The overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater DER and renewable energy integration. Under the Grid Modernization Strategy, the Utilities expect that new technology will help increase adoption of private rooftop solar and make use of rapidly evolving products, including storage and advanced inverters. On March 25, 2019, the PUC approved a plan for the Utilities to implement Phase 1 of their Grid Modernization Strategy, which is the proportional deployment of advanced metering infrastructure (AMI). On February 28, 2022, the PUC expanded the scope of Phase 1 to the full service territory with a completion date set for the third quarter of 2024. The estimated cost of full deployment (including proportional deployment) is approximately $143 million in capital and deferred software cost and is expected to be incurred over five years. As of June 30, 2022, approximately $46 million of capital and deferred software cost has been incurred to date under Phase 1 and is currently being recovered under the MPIR mechanism until such costs are included in base rates. On June 24, 2022, the PUC approved with certain conditions the Utilities’ request to aggregate the per-meter and network cost caps and to recover O&M costs associated with full-service territory AMI deployment under the MPIR mechanism. To date, the Utilities have deployed over 100,000 advanced meters, servicing approximately 21% of total customers.
The Utilities filed an application with the PUC on September 30, 2019 for an Advanced Distribution Management System (ADMS) as part of Phase 2 of their Grid Modernization Strategy implementation. However, on December 30, 2019, the PUC suspended the Utilities’ application for the ADMS pending the Utilities’ filing of a supplemental application for the broad deployment of field devices. This supplement and update to the Grid Modernization Strategy Phase 2 field devices application was filed on March 31, 2021. The estimated cost for the implementation over five years of the ADMS and field devices, which includes capital, deferred software costs and O&M costs, is $105 million. A PUC order was issued on April 27, 2021, unsuspending and resuming consideration of the Phase 2 Application. The Utilities filed the reply statement of position on October 15, 2021, completing the discovery phase of the docket. On November 16, 2021, the PUC suspended the Utilities’ ADMS and Phase 2 field device application to focus the Utilities’ attention on completing Phase 1. The Utilities filed a Motion for Reconsideration with the PUC in response to the suspension, but the motion was denied. The PUC subsequently clarified that the Utilities may resume the Phase 2 docket no earlier than six months before Phase 1 is scheduled to be completed in the third quarter of 2024. Resumption of the Phase 2 proceeding would likely commence six months prior to the scheduled completion date selected by the PUC.
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
The second phase, which commenced on April 9, 2020 and subsequently expanded on July 27, 2021, allows over 250 MW across all Hawaiian Electric service territories in two tranches for small (under 250 kW), mid-tier and large system sizes to encourage a variety of system sizes. To provide opportunities for Low-to-Moderate Income (LMI) customers to participate in the program, separate project proposals may be submitted specifically targeting LMI customers.
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
One CBRE proposal for Lanai was selected but negotiations were terminated on June 15, 2022. With the concurrence of the Independent Observer, a replacement proposal was selected on July 1, 2022. On July 25, 2022, the Utilities announced the selection of a new developer for the Lanai CBRE RFP. CBRE proposals due date for Molokai was extended until March 1, 2022 and are currently being evaluated. CBRE LMI proposals for Oahu, Maui and Hawaii were issued and are currently being evaluated. The Utilities issued the CBRE Tranche 1 RFPs for Oahu, Maui and Hawaii on April 14, 2022 and will accept proposals for these RFPs through August 17, 2022.
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
Microgrid services tariff proceeding. In enacting Act 200 of 2018, the Hawaii legislature found that Hawaii’s residents and businesses were vulnerable to disruptions in the islands’ energy systems caused by extreme weather events or other disasters, and stated its belief that the use of microgrids would build energy resiliency into Hawaii’s communities, thereby increasing public safety and security. The purpose of Act 200 was therefore to encourage and facilitate the development and use of microgrids through the establishment of a standard microgrid services tariff. In July 2018, pursuant to Act 200, the PUC opened a proceeding to investigate the establishment of a microgrid services tariff. In August 2019, the PUC issued an order prioritizing items for resolution in the docket and directed the Parties to establish working groups (the Working Group) to address issues identified by the PUC.
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
On April 1, 2022, the PUC established its Prioritized Issues for Resolution for Phase 2 of the Microgrid proceeding, which includes the following: 1) Microgrid Compensation and Grid Services; 2) Utility Compensation; 3) Customer Protection and Related Considerations; 4) Interconnection; and 5) Working group coordination with related microgrid and resilience Initiatives at Hawaiian Electric and government agencies. Furthermore, the PUC established a procedural schedule to consist of quarterly status conference meetings with the PUC, a Phase 2 Working Group Report, draft of a revised Microgrid Service Tariff, Party comments to the proposed Microgrid Service Tariff, followed by a PUC D&O.

On June 30, 2022, the PUC provided further guidance to the Working Group and instructed the Working Group to prioritize discussion of the microgrid types in the following order: 1) Hybrid Microgrid - Third Party Developer using Utility lines/infrastructure; 2) Hybrid Microgrid - Utility Project with Partners; and 3) Customer Microgrid. Additionally, the PUC instructed the Working Group to discuss microgrid compensation and continue the involvement of microgrid developers in working group meetings.
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
Actual and PUC-allowed returns, as of June 30, 2022, were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended June 30, 2022	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.20	5.99	6.87	8.60	6.64	7.89	9.53	7.47	8.99
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	(0.17)	(1.53)	(0.56)	(0.90)	(2.86)	(1.61)	0.03	(2.03)	(0.51)
*      Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**    Recorded net income divided by average common equity.
***  ROACE adjusted to remove items not included by the PUC in establishing rates, such as incentive compensation.
The gap between PUC-allowed ROACEs and the ROACEs achieved is primarily due to the exclusion of certain expenses from rates (for example, incentive compensation and charitable contributions), and depreciation, O&M expense and return on rate base that are in excess of what is currently being recovered through rates (the last rate case plus authorized RAM adjustments and ARA revenues).
Regulatory proceedings.  On December 23, 2020, the PBR D&O was issued, establishing a new PBR Framework. The PBR Framework implemented a five-year MRP, during which there will be no general rate case applications. In the fourth year of the MRP, the PUC will comprehensively review the PBR Framework to determine if any modifications or revisions are appropriate. See also “Regulatory proceedings” in Note 3 of the Condensed Consolidated Financial Statements.
Developments in renewable energy efforts.  Developments in the Utilities’ efforts to further their renewable energy strategy include renewable energy projects discussed in Note 3 of the Condensed Consolidated Financial Statements and the following:
New renewable PPAs.
•On December 31, 2019, Hawaii Electric Light and Puna Geothermal Ventures entered into an Amended and Restated Power Purchase Agreement (ARPPA). The ARPPA extends the term of the existing PPA by 25 years to 2052, expands the firm capacity of the facility to 46 MW and delinks the pricing for energy delivered from the facility from fossil fuel prices to reduce cost to customers. On March 31, 2021, the PUC suspended the docket pending the completion of a supplemental environmental review under the Hawaii Environmental Policy Act (HEPA). After the Office of Planning and Sustainable Development identified the Planning Department for the County of Hawaii to be the accepting agency and approving authority for any required HEPA review, the PUC lifted the suspension of the docket stating that the docket was ready for decision-making. On March 16, 2022, the PUC issued a D&O, approving the ARPPA, subject to conditions, that include requiring completion of the final environmental review prior to construction. On March 28, 2022, Puna Pono Alliance filed a Motion for Reconsideration seeking reconsideration, modification and/or vacation of the D&O. On June 6, the PUC denied Puna Pono’s Motion for Reconsideration. PGV has notified the Utilities that changes in market conditions have transpired since the terms of the ARPPA were negotiated and has indicated its desire to negotiate an amendment to the ARPPA to mitigate the impacts. The Utilities are reviewing PGV’s request.
•Under a request for proposal process governed by the PUC and monitored by independent observers, in February 2018, the Utilities issued Stage 1 Renewable RFPs for 220 MW of renewable generation on Oahu, 50 MW of renewable generation on Hawaii Island, and 60 MW of renewable generation on Maui. To date, summarized information for a total of eight PPAs is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	4	139.5	139.5/558	7/31/22, 9/30/22, 1/20/23 &8/31/23	20 & 25	$32.2
Hawaii Electric Light	2	60	60/240	12/2/22 & 4/21/23	25	14.9
Maui Electric	2	75	75/300	4/28/23 & 10/27/23	25	17.6
Total	8	274.5	274.5/1,098			$64.7
The Utilities have received PUC approvals to recover the total projected annual payment of $64.7 million for the eight PPAs through the PPAC to the extent such costs are not included in base rates. On March 29, 2022, the Utilities filed a letter with the PUC requesting approval of an amendment requesting a price and guaranteed commercial operation date change to a previously-approved PPA for Stage 1 on Oahu to resolve a force majeure condition. On May 6, 2022, the PUC conditionally approved this PPA amendment. On May 26, 2022, the Utilities filed a letter with the PUC requesting approval of an amendment requesting a price increase, a guaranteed commercial operation date change, and provisions to allow partial commissioning to a previously-approved PPA for Stage 1 on Hawaii Island to resolve a force majeure condition. On June 29, 2022, the PUC approved this PPA amendment.
•In continuation of their February 2018 request for proposal process, the Utilities issued their Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. Final awards for the renewable projects were made on May 8, 2020. Final awards for the grid services projects were made starting in January 2020. To date, the Utilities had filed 11 PPAs, including 4 PPAs declared null and void by the independent power producers, 2 GSPAs and 2 applications for commitments of funds for capital expenditures for approval of the utility self-build projects with the PUC. On March 23, 2022, the PUC approved one solar-plus-storage project on Oahu for 15 MW of generation and 60 MWh of storage. On May 25, 2022, the PUC denied the one Utility Self-Build project on Hawaii Island. In response, the Utilities filed a motion for reconsideration with the PUC. On June 24, 2022 the Utilities filed Supplemental Request informing the PUC that the project might be eligible to receive funds under the federal Infrastructure Investment and Jobs Act (IIJA). On July 27, 2022 the PUC suspended the docket until after such time that the Utilities have received final disposition of its application for funding under the IIJA. The Utilities shall then properly request the PUC to lift the suspension and either issue a decision on the pending Motion, or take further action as appropriate. On July 25, 2022, the PUC approved the final solar-plus-storage project on Oahu for 42 MW of generation and 168 MWh of storage.
A summary of the seven PPAs that are approved and still under active development, is as follows:

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
* See further discussion under “Review of Interconnection Process and Kapolei Energy Storage Power Purchase Agreement” below.
The total projected annual payment of $75.1 million for these PPAs will be recovered through the PPAC to the extent such costs are not included in base rates. On February 15, 2022, the Utilities filed letters with the PUC requesting approval of amendments to two of the previously-approved PPAs for Stage 2, one on Oahu and one on Maui, that address delays and price increase due to the COVID-19 pandemic and the global supply-chain crisis, as well as other market conditions that have arisen during the development of these projects. On March 2, 2022, the PUC declined to approve both amendments. On March 14, 2022, both the developer of the project and the Utilities filed a motion for reconsideration for one project, and the developer also filed a motion for reconsideration for the second project. On May 5, 2022, the developer withdrew its motions for reconsideration for both projects and on May 6, 2022, the Utilities withdrew their motion for reconsideration and filed the developer’s notices declaring PPAs for the projects null and void. On May 6, 2022, after the developer declared the PPAs null and void, the PUC granted the Utilities’

motion for reconsideration, approving the amendment to the Maui based project. However, the PUC’s order did not change the developer’s null and void declaration of the PPA for the Maui based project.
A summary of the GSPAs that were approved by PUC in December 2020 is as follows:

Utilities	Fast Frequency Response - 1 (MW)	Fast Frequency Response - 2 (MW)	Capacity - Load Build (MW)	Capacity - Load Reduction (MW)
Hawaiian Electric	—	26.7	14.5	19.4
Hawaii Electric Light	6.0	—	3.2	4.0
Maui Electric	6.1	—	1.9	4.7
Total	12.1	26.7	19.6	28.1
A summary of the utility self-build projects that are pending PUC approval is as follows:

Utilities	Number of contracts		BESS Size (MW/MWh)	Guaranteed commercial operation dates
Hawaii Electric Light	1	*	12/12	12/30/22
Maui Electric	1		40/160	4/28/23
Total	2		52/172
* The Utility Self-Build project was denied by the PUC on May 25, 2022 and the Utilities have filed a motion for reconsideration with the PUC.
•The Utilities’ renewable energy goals depend, in large part, on the success of renewable projects developed and operated by independent power producers. Beginning in 2017, the Utilities embarked on an ambitious procurement effort, selecting multiple solar plus storage efforts to help reach the Utilities renewable portfolio standards goals as well as to assist the Utilities in retiring fossil fuel generation. Several of the recently procured projects have experienced delays and four Stage 2 projects have been declared null and void by the independent power producers due to a number of issues, including supply chain disruptions caused by impacts from the COVID-19 pandemic, solar product detentions at U.S. ports of entry ordered by the U.S. Customers and Border Protection agency, and unforeseen site conditions which resulted in unanticipated project costs or in some cases the inability to effectively use previously identified project sites. Projects have also indicated potential impacts from the investigation launched by the US Department of Commerce on March 28, 2022, in response to a request by Auxin Solar Inc. in regards to solar panel imports. On June 6, 2022, President Biden created a bridge to temporarily facilitate U.S. solar deployers’ ability to source certain imported solar modules and cells free of certain duties for 24 months in order to ensure the U.S. has access to a sufficient supply of solar modules to meet electricity generation needs. Significant project delays or failures of these projects increase the risk of the Utilities not meeting the renewable portfolio standards or other climate related goals, eligibility for performance incentive mechanisms associated with the speed of increasing renewable generation, and the ability to retire fossil fuel units.
Tariffed renewable resources.
•As of June 30, 2022, there were approximately 560 MW, 121 MW and 134 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of June 30, 2022, an estimated 33% of single family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 20% of the Utilities’ total customers have solar systems.
•The Utilities began accepting energy from feed-in tariff projects in 2011. As of June 30, 2022, there were 43 MW, 2 MW and 6 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
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
•On November 27, 2019, the Utilities issued RFPs for renewable generation paired with energy storage on the islands of Lanai and Molokai. The Utilities were seeking PV paired with storage or small wind (specified as 100 kW turbines or smaller) on Molokai and PV paired with storage on Lanai. The RFP on Lanai was postponed on January 14, 2020 to allow the Utility to re-evaluate the scope of the RFP in response to announced plans to remove two large resorts from the grid. Proposals for the Molokai RFP were received on February 14, 2020. In light of a PUC order issued on April 9, 2020 in the CBRE docket, the Utilities proposed in their July 9, 2020 filing to combine the previously issued and subsequently postponed Lanai RFP with the CBRE RFP described in the order to optimize the benefits of procuring renewable energy, spurring development and increasing the likelihood of success of the CBRE program on Lanai. On May 21, 2021, the PUC approved the proposed combined Lanai RFP. On October 15, 2020, the Utilities selected one project from the Molokai RFP for a total of 4.5 MW of solar and 24 MWh of storage. The developer, however, declined to accept the award. On August 25 and 31, 2021, the Utilities filed proposed final drafts of the CBRE RFPs, which included three dedicated Low-to-Moderate-Income RFPs on Oahu, Maui and Hawaii, three Tranche 1 RFPs on Oahu, Maui and Hawaii, a Molokai CBRE RFP, and a combined Lanai Variable and CBRE RFP. On November 22, 2021, CBRE RFPs for Molokai and Lanai were opened. The Lanai RFP closed on February 14, 2022 and the Molokai RFP closed on March 1, 2022. A project was selected in the Lanai RFP but negotiations were terminated. On July 1, 2022, a replacement project was selected. Proposals are currently being evaluated in the Molokai RFP. On February 8, 2022, the PUC approved, subject to modifications, the CBRE and LMI CBRE RFPs for Oahu, Maui, and Hawaii Island. The Utilities filed the final RFPs with the PUC on February 23, 2022. On March 17, 2022, the CBRE LMI RFPs for Oahu, Maui and Hawaii were opened and proposals are currently being evaluated. The Utilities opened the CBRE Tranche 1 RFPs for Oahu, Maui and Hawaii on April 14, 2022. See “Transition to a decarbonized and sustainable energy future—Community-based renewable energy” for additional information.
•The PUC issued a letter to the Utilities requesting development with a Stage 3 RFP on Hawaii Island on January 21, 2021. In accordance with guidance provided by the PUC in a subsequent letter on April 20, 2021, the Utilities filed the Hawaii Island Grid Needs Assessment on July 15, 2021 and the draft RFP, including model contracts for PV+BESS, wind+BESS, standalone storage, firm renewable generation, and DER aggregators on October 15, 2021. The requirements in the Stage 3 RFP are guided by the results of the Grid Needs Assessment. On March 18, 2022, the Utilities filed a second draft of the Stage 3 RFP for Hawaii Island, incorporating stakeholder and PUC feedback. On May 31, 2022, the Utilities filed its proposed final draft Stage 3 RFP for Hawaii Island. On June 30, 2022, the PUC issued an order approving with modifications the Stage 3 RFP for Hawaii Island and providing guidance on the Oahu and Maui Stage 3 RFPs. On July 11, 2022, the Utilities filed a motion for partial reconsideration and/or clarification of the PUC’s order. On July 20, 2022, the Utilities filed a Request for Extension to file the final Stage 3 RFP for Hawaii Island. On July 29, 2022, the PUC issued an order granting the Utilities’ motion for an enlargement of time to file the final Stage 3 RFP for Hawaii Island. The Utilities’ deadline to file the final Stage 3 RFP for Hawaii Island is 15 days from the filing date of the PUC’s decision on the Utilities’ Motion for Reconsideration.
•On February 18, 2022, the PUC sent a letter to the Utilities directing them to develop Stage 3 RFPs for Oahu and Maui. On March 10, 2022, the Utilities submitted its recommendations on plans to develop Stage 3 RFPs for Oahu and Maui, and on May 2, 2022, the Utilities filed draft RFPs for Oahu and Maui. For Oahu, the Utilities are seeking 500 to 700 MW of renewable firm capacity, and at least 475 GWh of renewable dispatchable energy annually. For Maui, the Utilities are procuring at least 40 MW of renewable firm capacity, and at least 180 GWh of renewable dispatchable energy annually. Updated grid needs assessments for Oahu and Maui were filed on July 29, 2022.
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
On March 3, 2022, as part of economic sanctions amid the Russia-Ukraine war, Par Hawaii announced that it is suspending all purchases of Russian crude oil, which accounts for at least 25% of Hawaii’s supply. The average fuel oil cost per barrel has increased 90% over prior year’s quarter. The Utilities are expecting bills to fluctuate until global oil market stabilizes.
Proposed modification to the pension tracking mechanisms. On June 9, 2022, the Utilities filed an application with the PUC for approval to modify the pension tracking mechanisms. The existing pension tracking mechanisms allow the Utilities to record the difference between actual NPPC and NPPC in rates to regulatory asset or liability. The proposed modification would allow the Utilities to also record to regulatory asset or liability the difference between the actual cash contributions made to the defined contribution plans and the contribution amounts included in rates. The Utilities also proposed in the application the accelerated return of pension tracking regulatory liability to the ratepayers during the current MRP.
FINANCIAL CONDITION
Liquidity and capital resources. As of June 30, 2022, there were no amounts outstanding on Hawaiian Electric’s revolving credit facility and $55 million of commercial paper borrowings outstanding by the Utilities. The total amount of available borrowing capacity under the Utilities’ committed line of credit was $200 million.
Hawaiian Electric expects that its liquidity will continue to be moderately impacted at the Utilities due to higher fuel prices and lingering COVID-19 impacts to the local economy. As of June 30, 2022, fuel inventories have increased by $120 million compared to December 31, 2021. Elevated fuel prices billed to customers have also resulted in higher accounts receivable balances, which increased by $60 million, compared to the accounts receivable balances as of December 31, 2021. Higher accounts receivable balances and bad debt expense may result in higher write-offs in the future. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements. However, the Utilities’ liquidity and access to capital remains adequate and is expected to remain adequate. As of June 30, 2022, the total amount of available borrowing capacity (net of commercial paper outstanding) under the Utilities’ committed lines of credit and cash and cash equivalents was approximately $160 million.
The Utilities are continuing the disconnection process on a tiered basis, expanding the targeted balances, which is expected to reduce delinquent accounts receivable balances and accelerate cash collections.
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	June 30, 2022		December 31, 2021
Short-term borrowings	$55	1%	$—	—%
Long-term debt, net	1,737	42	1,676	42
Preferred stock	34	1	34	1
Common stock equity	2,290	56	2,262	57
	$4,116	100%	$3,972	100%

Information about Hawaiian Electric’s commercial paper borrowings, borrowings from HEI and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Six months ended June 30, 2022	June 30, 2022	December 31, 2021
Short-term borrowings[1]
Commercial paper	$31	$55	$—
Borrowings from HEI	—	—	—
Line of credit draws on revolving credit facility	—	—	—

1   The maximum amount of external short-term borrowings by Hawaiian Electric during the first six months of 2022 was approximately $92 million. As of June 30, 2022, Hawaii Electric Light had short-term borrowings from Hawaiian Electric of $3 million and Hawaiian Electric had short-term borrowings from Maui Electric of $10 million, which intercompany borrowings are eliminated in consolidation.
Credit agreement. On February 18, 2022, the PUC approved Hawaiian Electric’s request to extend the term of the $200 million Hawaiian Electric revolving credit facility to May 14, 2026. In addition to extending the term, Hawaiian Electric also received PUC approval to exercise its options of two one-year extensions of the commitment termination date and to increase its aggregate revolving commitment amount from $200 million to $275 million, should there be a need. Hawaiian Electric has a $200 million line of credit facility with no amount outstanding at June 30, 2022.
Credit ratings. On June 27, 2022, Fitch revised Hawaiian Electric’s outlook to “Positive” from “Stable” and affirmed the “BBB+” long-term issuer default rating and “F-2” short-term issuer default rating.
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
On May 24, 2019, the PUC approved the Utilities’ request to issue SPRBs in the amounts of up to $70 million, $2.5 million and $7.5 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, prior to June 30, 2020, to finance the Utilities’ capital improvement programs. Pursuant to this approval, on October 10, 2019, the DBF issued, at par, Series 2019 SPRBs in the aggregate principal amount of $80 million with a maturity of October 1, 2049. As of June 30, 2022, Hawaiian Electric had $1.1 million of undrawn funds remaining with the trustee. Hawaii Electric Light and Maui Electric have no undrawn funds.
On June 10, 2019, the Hawaii legislature authorized the issuance of up to $700 million of SPRBs ($400 million for Hawaiian Electric, $150 million for Hawaii Electric Light and $150 million for Maui Electric), with PUC approval, prior to June 30, 2024, to finance the Utilities’ multi-project capital improvement programs (2019 Legislative Authorization).
On February 9, 2021, the PUC approved the Utilities’ request to issue SPRBs (up to $100 million, $35 million and $45 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively) through 2022, with the proceeds to be used to finance the Utilities’ multi-project capital improvement programs. The PUC also approved the use of the expedited approval procedure to request the issuance and sale of the remaining/unused amount of SPRBs authorized by the 2019 Legislative Authorization (i.e., total not to exceed up to $400 million for Hawaiian Electric, up to $150 million for Hawaii Electric Light, and up to $150 million for Maui Electric) during the period January 1, 2023 through June 30, 2024. The Utilities filed their expedited letter request on July 29, 2022.
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

As of June 30, 2022, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $95 million, $75 million, and $35 million, respectively, of remaining taxable debt to issue prior to December 31, 2022. See summary table below.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of taxable debt authorized through 2022	$410	$150	$130
Less:
Taxable debt authorized and issued in 2018 under April 2018 Approval	75	15	10
Taxable debt issuance to refinance the 2004 QUIDS in 2019	30	10	10
Taxable debt issuance in May 2020	110	10	40
Taxable debt executed in October 2020, but issued on January 14, 2021	60	30	25
Taxable debt executed in May 2022, but issued on June 15, 2022	40	10	10
Remaining authorized amounts	$95	$75	$35
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
On May 3, 2022, the Utilities received PUC approval through the expedited approval process to issue taxable debt (Hawaiian Electric up to $50 million, Hawaii Electric Light up to $30 million and Maui Electric up to $35 million) prior to December 31, 2022. Pursuant to the approval, on June 15, 2022, the Utilities drew $60 million of proceeds using a delayed draw feature under a private placement executed on May 11, 2022. The proceeds of the notes were used by the Utilities to finance their respective capital expenditures, repay short-term debt used to finance or refinance capital expenditures and/or reimburse funds used for the payment of capital expenditures. See Note 5 of the Condensed Consolidated Financial Statements.
Equity. In October 2018, the Utilities received PUC approval for the supplemental increase to issue and sell additional common stock in the amounts of up to $280 million for Hawaiian Electric and up to $100 million each for Hawaii Electric Light and Maui Electric, with the new total “up to” amounts of $430 million for Hawaiian Electric and $110 million each for Hawaii Electric Light and Maui Electric, and to extend the period authorized by the PUC to issue and sell common stock from December 31, 2021 to December 31, 2022. As of June 30, 2022, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $221.4 million, $93.7 million, and $63.2 million, respectively, of remaining common stock to issue prior to December 31, 2022. See summary table below.

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
Cash flows. The following table reflects the changes in cash flows for the six months ended June 30, 2022 compared to the six months ended June 30, 2021:

	Six months ended June 30
(in thousands)	2022	2021	Change
Net cash provided by operating activities	$44,150	$57,453	$(13,303)
Net cash used in investing activities	(133,560)	(133,355)	(205)
Net cash provided by financing activities	50,784	45,210	5,574

Net cash provided by operating activities. The decrease in net cash provided by operating activities was driven by higher cash paid for fuel oil stock due to higher fuel oil prices and volume purchased, as well as increase in customer accounts receivable resulting from increase in fuel prices and delays in a large government account payments, partially offset by payments on installment plans, higher cash receipts associated with increased disconnection efforts, and lower cash paid for accounts payable due to timing.
Net cash used in investing activities. The increase in net cash used in investing activities was primarily driven by an increase in capital expenditures related to construction activities.
Net cash provided by financing activities. The increase in net cash provided by financing activities was primarily driven by net increase in short-term borrowing and repayment of short-term debt in 2021, partially offset by lower net cash from long-term debts.
Material cash requirements. Material cash requirements of the Utilities include O&M expenses, including labor and benefit costs, fuel and purchase power costs, repayment of debt and interest payments, operating lease obligations, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other short-term and long-term material cash requirements. The cash requirements for O&M, fuel and purchase power costs, debt and interest payments, and operating lease obligations are generally funded through the collection of the Utilities’ revenue requirement established in the last rate case and other mechanisms established under the regulatory framework. The cash requirements for capital expenditures are generally funded through retained earnings, the issuance of debt, and contributions of equity from HEI and generally recovered through the Utilities’ revenue requirement or other capital recovery mechanisms over time. The Utilities believe that their ability to generate cash is adequate to maintain sufficient liquidity to fund their material cash requirements. However, the economic impact of higher fuel prices, inflation, higher interest rates, tightening of monetary policy, and the ongoing COVID-19 pandemic, create significant uncertainty, and the Utilities cannot predict the extent or duration of the outbreak, the future effects that it will have on the global, national or local economy, including the impacts on the Utilities’ ability, as well as the cost, to access additional capital, or the future impacts on the Utilities’ financial position, results of operations, and cash flows.
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

Bank
Recent Developments. See also Recent developments in HEI’s MD&A.
The Hawaii economy continued to improve in the second quarter of 2022 as an increase in visitor arrivals have helped drive a growing labor market and tax collections. Domestic visitor arrivals exceeded pre-pandemic levels in June 2022 due to pent up demand from leisure travelers. The state and county governments have also lifted all COVID-related travel restrictions for arriving domestic passengers. International visitor arrivals continued to lag significantly behind pre-pandemic levels but it is expected to increase as Asian countries begin to loosen travel restrictions. Other COVID-related mandates have also been lifted such as the indoor mask mandate and capacity limits for indoor and outdoor events. Although cases caused by the new variants have increased, hospitalization rates have not been significantly impacted.
In the first six months in 2022, the Federal Reserve raised its federal funds rate to a target range of 1.5%-1.75% in response to surging inflationary pressures in the economy. The increase in interest rates have increased ASB’s net interest margin; however, the higher interest rates have also reduced mortgage refinance and purchase activity, negatively impacting mortgage banking income. Additionally, the tight labor market and inflationary pressures have increased compensation and benefit expenses, which have partially offset the benefit of a higher interest rate environment. ASB’s net interest margin for the quarter ended June 30, 2022 of 2.85% was slightly higher than the linked quarter ended March 31, 2022 and lower than the net interest margin for the quarter ended June 30, 2021 of 2.98%.
ASB continued to experience deposit growth, which was used to fund loan growth and purchase investment securities. The Bank’s ASB CARES loan program continued to paydown and fees from the program along with the growth in investment securities portfolio contributed to higher interest income in 2022, offsetting the effect of lower loan portfolio balances and earning asset yields when compared to the prior year. Net interest income was $61.8 million for the quarter ended June 30, 2022 compared to $60.8 million for the quarter ended June 30, 2021.
For the quarter ended June 30, 2022, ASB recorded a $2.8 million provision for credit losses, primarily driven by loan growth in the commercial real estate loan portfolio and reserves established for consumer loans purchased. Credit upgrades in the commercial real estate and commercial loan portfolios released reserves to partially offset the additional reserves for loan portfolio growth and purchased loans. The provision for credit losses in future quarters will be dependent on future economic conditions and changes to borrower credit quality at that time.
In response to COVID-19, ASB made short-term loan modifications to borrowers who were generally payment current at the time of relief. As of June 30, 2022, no loans remained in their active deferral period. Approximately $4.4 million of loans were not able to resume their contractual payments and were considered delinquent as of June 30, 2022.
In 2020, ASB temporarily closed 15 of its 49 branches and reduced banking hours at the branches that remained open in an effort to reduce social gathering and protect employees and customers. The bank has since reopened seven of the branches that were temporarily closed and permanently closed eight branches. Three of the reopened branches are now digital branches, which provides digital solutions such as full-service ATMs and access to expert bankers through videoconferencing tools while allowing ASB to have a more efficient physical footprint. The reduction in ASB’s branch network should not have a significant impact to the bank’s customers as there are other branches nearby and other channels such as online and mobile banking. ASB continues to evaluate its branch network to determine whether further changes may be appropriate given its customers’ use of other banking channels.
ASB’s senior management team continually addresses the impacts to the operations and business of the bank as a result of the pandemic and meets regularly with ASB’s board of directors to keep them apprised of the impacts of the COVID-19 pandemic.
The CARES Act was signed into law on March 27, 2020. The CARES Act provided over $2 trillion in economic assistance for American workers, families, and small businesses, and job preservation for American industries. The PPP was established under the CARES Act and implemented by the United States Small Business Administration (SBA) to provide a direct incentive for small businesses to keep their workers on the payroll as a result of the COVID-19 crisis. ASB worked with a number of small businesses, both customers and non-customers, to complete the loan application forms so that these businesses could participate in the program. During the first round of PPP, the Bank secured more than $370 million in PPP loans for approximately 4,100 small businesses that supported over 40,000 jobs; ASB received processing fees totaling approximately $13 million and started recognizing these fees over the life of the loans. During the second round of PPP, ASB secured more than $175 million for approximately 2,200 small businesses that supported more than 20,000 jobs; ASB received processing fees of approximately $9 million. The remaining PPP loans outstanding as of June 30, 2022 was approximately $9 million and the remaining fees to be recognized over the life of the loans was approximately $0.3 million.

Other provisions of the CARES Act provides that a financial institution may elect to suspend the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and any related impairment for accounting purposes. See Note 4 of the Condensed Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

	Three months ended June 30		Increase
(in millions)	2022	2021	(decrease)	Primary reason(s)
Interest and dividend income	$63	$62	$1
				Average loan portfolio yields were 21 basis points lower—impacted by low interest rate environment in the prior year, which has only started to rise in the current quarter. New loan production had been below the portfolio yields.
				Average loan portfolio balances decreased $11 million - residential and commercial real estate loan portfolio average balances increased $163 million and $105 million, respectively. The increase in the commercial real estate loan portfolio was due to increased demand for this loan product. The increase in the residential loan portfolio was due to the Bank’s decision to portfolio a larger portion of the residential loan production. The commercial and consumer loan average balances decreased $267 million and $15 million, respectively, due to repayments in the portfolios.
				Average investment securities portfolio balance increased $547 million—excess liquidity from deposit growth invested in agency securities. Average investment securities portfolio yield was 18 basis point higher due to lower premium amortizations.
				Average other investments decreased $11 million - decrease in interest earning deposits due to excess liquidity being used to purchase investment securities.
Noninterest income	13	15	(2)
				Lower mortgage banking income - lower residential loan sale volume due to lower production volume and ASB’s decision to portfolio a larger portion of the residential loan production. In addition, the residential loan sale profit margin was lower in 2022 compared to 2021.
				Lower bank owned life insurance income - lower returns from insurance policies.
Revenues	76	77	(1)
The decrease in revenues for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to lower noninterest income partly offset by higher interest and dividend income.

Interest expense	1	1	—
				Interest expense on deposits and other borrowings were flat.
				Average core deposit balances increased $607 million; average term certificate balances decreased $108 million.
				Average deposit yields decreased from 7 basis points to 4 basis points.
				Average other borrowings increased $17 million and average yields increased 33 basis points.
Provision for credit losses	3	(12)	15
				2022 provision for credit losses was primarily due to additional reserves for growth in the commercial real estate and consumer loan portfolios, and higher loss rates for the residential and consumer loan portfolios. In addition, loan loss reserves were established for the solar and sustainable home improvement loans purchased during the quarter.
				2022 provision for credit losses also included the release of loss reserves for a commercial and commercial real estate loan portfolios due to improved credit trends in those loan portfolios and reduction in the commercial loan portfolio.
				2021 negative provision for credit losses reflected improvement in economic outlook, strong credit results including lower net charge-offs and credit upgrades in the commercial real estate and commercial loan portfolios.
				2021 negative provision for credit losses was also due to a shift in asset mix - lower personal unsecured loan portfolio balances which had higher credit loss rates partly offset by higher commercial real estate loan portfolio balances.
				Delinquency rates have decreased—from 0.43% at June 30, 2021 to 0.27% at June 30, 2022 due to lower residential 1-4 family, consumer and home equity line of credit loan delinquencies.

	Three months ended June 30		Increase
(in millions)	2022	2021	(decrease)	Primary reason(s)
				Net charge-off to average loans have decreased—from 0.04% at June 30, 2021 to nil at June 30, 2022 primarily due to lower personal unsecured loan portfolio net charge-offs.
Noninterest expense	49	48	1	Higher occupancy, marketing and employee expenses.
				Included in compensation and benefits were higher base compensation, incentive compensation and employee benefit costs for the three months ended June 30, 2022 compared to the same period in 2021, offset by the fair value adjustment related to the deferred compensation plan and the separation agreement for an executive officer that was paid in the second quarter of 2021 with no similar payment in 2022.
Expenses	53	37	16	The increase in expenses for the three months ended June 30, 2022 compared to the same period in 2021 was due to higher provision for credit losses in 2022 and higher noninterest expenses.
Operating income	23	40	(17)
The decrease in operating income for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to higher provision for credit losses in 2022, higher noninterest expenses and lower noninterest income, partly offset by higher interest income.

Net income	17	30	(13)	Net income for the three months ended June 30, 2022 was lower than the same period in 2021 due to lower operating income partly offset by lower income tax expense.

	Six months ended June 30		Increase
(in millions)	2022	2021	(decrease)	Primary reason(s)
Interest and dividend income	$123	$121	$2
				Average loan portfolio yields were 20 basis points lower—impacted by the continued low interest rate environment in 2021 and the beginning of 2022 as adjustable rate loans had repriced lower during the past year and new loan production yields continued to originate below their portfolio yields. Lower loan yields were also due to lower PPP loan fees recognized in 2022 compared to 2021 as the PPP loan portfolio has paid down significantly over the past year.
				Average loan portfolio balances decreased $83 million - home equity lines of credit average balance decreased $49 million due to increased paydowns in the portfolio; consumer loan average balance decreased $30 million due to ASB’s strategic decision to reduce production of this loan type during the period of weakened economic activity caused by the COVID-19 pandemic. Commercial loan average balance decreased $234 million due to repayments in the PPP loan portfolio. Residential average balance increased $158 million due to the Bank’s decision to portfolio a larger portion of the residential loan production. Commercial real estate average balance increased $67 million due to demand for this loan type.
				Average investment securities portfolio balance increased $673 million—excess liquidity from strong deposit growth invested in agency securities.
				Average investment securities yields 24 basis points higher—benefited from lower amortization of premiums in the investment portfolio.
Noninterest income	29	34	(5)
				Lower mortgage banking income - lower residential loan sale volume due to lower production volume and ASB’s decision to portfolio a larger portion of the residential loan production. In addition, the residential loan sale profit margin was lower in 2022 compared to 2021.
				Lower bank owned life insurance income - lower return from insurance policies and lower insurance policy claim proceeds in 2022 compared to 2021.
				Gain on sale of real estate - due to the sale of a branch property owned by ASB. The branch was closed in January 2022. No similar sale in 2021.
Less: gain on sale of real estate	(1)	—	(1)	Gain on sale of real estate, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 4, is classified as gain on sale of real estate in the condensed consolidated statements of income, and accordingly, is reflected in operating expenses below as a separate line item and excluded from Revenues.
Less: gain on sale of investment securities, net	—	(1)	1	Gain on sale of investment securities, net, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 4, is classified as gain on sale of investment securities, net in the condensed consolidated statements of income, and accordingly, is reflected below following operating income as a separate line item and excluded from Revenues.

	Six months ended June 30		Increase
(in millions)	2022	2021	(decrease)	Primary reason(s)
Revenues	151	154	(3)	The decrease in revenues for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to lower noninterest income partly offset by higher interest and dividend income.
Interest expense	2	3	(1)
				Interest expense on deposits and other borrowings decreased in 2022 compared to 2021 due to a decrease in term certificate balances and yields.
				Average core deposit balances increased $734 million; average term certificate balances decreased $118 million.
				Average deposit yields decreased from 7 basis points to 5 basis points.
				Average other borrowings increased $1 million and average yields increased 17 basis points.
Provision for credit losses	(1)	(21)	20
				2022 negative provision for credit losses reflects good credit trends including lower net charge-offs and improved credit loss rates which included credit upgrades in the commercial real estate and commercial loan portfolios.
				2022 negative provision for credit losses also included additional reserves for growth in the commercial real estate loan portfolio and loss reserves established for the solar and sustainable home improvement loans purchased during the year.
				2021 negative provision for credit losses reflected improvement in economic outlook, strong credit results including lower net charge-offs and credit upgrades in the commercial real estate and commercial loan portfolios.
				2021 negative provision for credit losses was also due to lower personal unsecured loan portfolio balances which had higher credit loss rates.
				Delinquency rates have decreased—from 0.43% at June 30, 2021 to 0.27% at June 30, 2022 due to lower residential 1-4 family, consumer and home equity line of credit loan delinquencies.
				Net charge-off to average loans have decreased—from 0.11% at June 30, 2021 to 0.01% at June 30, 2022 primarily due to lower personal unsecured loan portfolio net charge-offs.
Noninterest expense	98	96	2
				Lower compensation and benefits expenses offset by higher occupancy expenses.
				Higher base compensation, incentive compensation and employee benefit costs were more than offset by the fair value adjustment related to the deferred compensation plan and the separation agreement for an executive officer that was paid in 2021 with no similar payment in 2022.
				2021 noninterest expense benefited from a one-time credit adjustment for a change in accounting for the ASB retirement plan.
Gain on sale of real estate	(1)	—	(1)
Expenses	98	78	20
The increase in expenses for the six months ended June 30, 2022 compared to the same period in 2021 was due to lower negative provision for credit losses in 2022 and higher noninterest expenses, partly offset by lower interest expenses and higher gain on sale of real estate.

Operating income	53	76	(23)
The decrease in operating income for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to higher negative provision for credit losses in 2021 and lower noninterest income, partly offset by higher interest income.

Gain on sale of investment securities, net	—	1	(1)	The decrease in gain on sale of investment securities - primarily due to the sale of investment securities in 2021 with no similar sales in 2022.
Net income	41	60	(19)
Net income for the six months ended June 30, 2022 was lower than the same period in 2021 due to lower operating income and lower gain on sale of investment securities, partly offset by lower income tax expense.

ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended June 30		Six months ended June 30
(%)	2022	2021	2022	2021
Return on average assets	0.76	1.38	0.90	1.39
Return on average equity	12.17	16.76	13.01	16.40
Net interest margin	2.85	2.98	2.82	2.97

	Three months ended June 30
	2022			2021
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$59,306	$81	0.54	$69,987	$19	0.11
FHLB stock	11,265	94	3.34	11,263	94	3.38
Investment securities
Taxable	3,262,914	14,213	1.74	2,748,382	10,770	1.57
Non-taxable	69,264	386	2.22	36,960	198	2.13
Total investment securities	3,332,178	14,599	1.75	2,785,342	10,968	1.57
Loans
Residential 1-4 family	2,309,091	20,070	3.48	2,146,078	19,473	3.63
Commercial real estate	1,258,349	10,739	3.39	1,153,578	9,541	3.29
Home equity line of credit	889,560	6,481	2.92	890,998	7,062	3.18
Residential land	22,507	531	9.43	17,840	204	4.57
Commercial	675,760	6,593	3.90	942,871	10,279	4.36
Consumer	125,120	3,798	12.18	140,001	4,504	12.91
Total loans [1,2]	5,280,387	48,212	3.65	5,291,366	51,063	3.86
Total interest-earning assets [3]	8,683,136	62,986	2.90	8,157,958	62,144	3.05
Allowance for credit losses	(67,620)			(91,329)
Noninterest-earning assets	572,869			724,767
Total assets	$9,188,385			$8,791,396
Liabilities and shareholder’s equity:
Savings	$3,297,511	$212	0.03	$3,054,677	$199	0.03
Interest-bearing checking	1,372,035	81	0.02	1,221,540	60	0.02
Money market	212,527	36	0.07	192,667	31	0.06
Time certificates	386,869	592	0.61	494,844	991	0.80
Total interest-bearing deposits	5,268,942	921	0.07	4,963,728	1,281	0.10
Advances from Federal Home Loan Bank	31,638	134	1.68	31,573	19	0.24
Securities sold under agreements to repurchase and federal funds purchased	101,861	5	0.02	85,330	4	0.02
Total interest-bearing liabilities	5,402,441	1,060	0.08	5,080,631	1,304	0.10
Noninterest bearing liabilities:
Deposits	3,024,910			2,831,273
Other	186,749			156,883
Shareholder’s equity	574,285			722,609
Total liabilities and shareholder’s equity	$9,188,385			$8,791,396
Net interest income		$61,926			$60,840
Net interest margin (%) [4]			2.85			2.98

	Six months ended June 30
	2022			2021
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$96,862	$147	0.30	$58,597	$31	0.11
FHLB stock	10,636	168	3.18	10,600	175	3.34
Investment securities
Taxable	3,197,561	27,767	1.74	2,551,569	19,136	1.50
Non-taxable	69,431	753	2.17	42,250	469	2.21
Total investment securities	3,266,992	28,520	1.75	2,593,819	19,605	1.51
Loans
Residential 1-4 family	2,306,284	40,183	3.48	2,147,923	39,061	3.64
Commercial real estate	1,198,157	19,950	3.32	1,131,338	18,546	3.27
Home equity line of credit	865,401	12,704	2.96	914,340	14,327	3.16
Residential land	21,669	788	7.27	17,152	414	4.83
Commercial	718,406	13,405	3.74	952,481	19,191	4.04
Consumer	119,504	7,257	12.25	149,413	9,491	12.81
Total loans [1,2]	5,229,421	94,287	3.61	5,312,647	101,030	3.81
Total interest-earning assets [3]	8,603,911	123,122	2.87	7,975,663	120,841	3.04
Allowance for credit losses	(69,368)			(96,492)
Noninterest-earning assets	640,563			745,690
Total assets	$9,175,106			$8,624,861
Liabilities and shareholder’s equity:
Savings	$3,278,139	$419	0.03	$2,978,592	$390	0.03
Interest-bearing checking	1,351,635	145	0.02	1,200,909	117	0.02
Money market	208,965	69	0.07	185,511	68	0.07
Time certificates	399,053	1,235	0.62	517,527	2,168	0.84
Total interest-bearing deposits	5,237,792	1,868	0.07	4,882,539	2,743	0.11
Advances from Federal Home Loan Bank	15,906	134	1.68	30,853	42	0.27
Securities sold under agreements to repurchase and federal funds purchased	96,102	10	0.02	80,358	8	0.02
Total interest-bearing liabilities	5,349,800	2,012	0.08	4,993,750	2,793	0.11
Noninterest bearing liabilities:
Deposits	2,999,395			2,738,967
Other	190,577			162,444
Shareholder’s equity	635,334			729,700
Total liabilities and shareholder’s equity	$9,175,106			$8,624,861
Net interest income		$121,110			$118,048
Net interest margin (%) [4]			2.82			2.97
1   Includes loans held for sale, at lower of cost or fair value.
2   Includes recognition of net deferred loan fees of $1.7 million and $4.6 million for the three months ended June 30, 2022 and 2021, respectively, and $3.6 million and $7.4 million for the six months ended June 30, 2022 and 2021, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans. Includes nonaccrual loans.
3   For the three and six months ended June 30, 2022 and 2021, the taxable-equivalent basis adjustments made to the table above were not material.
4   Defined as net interest income, on a fully taxable equivalent basis, as a percentage of average total interest-earning assets.
Earning assets, costing liabilities, contingencies and other factors.  Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on costing liabilities. The interest rate environment has been impacted by disruptions in the financial markets over a period of several years. The Federal Open

Market Committee increased its federal funds rate target range to 2.25% - 2.5% in 2022 due to signs of inflation and ASB’s net interest income and net interest margin has started to increase but still remains at lower levels. A return of the recent low interest rate environment may negatively impact ASB’s net interest income and net interest margin.
Loans and mortgage-backed securities are ASB’s primary earning assets.
Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. See Note 4 of the Condensed Consolidated Financial Statements for a composition of ASB’s loan portfolio.
Home equity — key credit statistics. The HELOC portfolio makes up 17% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable-rate term loan with a 20-year amortization period. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed-rate loan with level principal and interest payments. As of June 30, 2022, approximately 41% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. A HELOC loan is typically in a subordinate lien position to a borrower’s first mortgage loan, however, approximately 57% of ASB’s HELOC loan portfolio is in a first lien position.
Loan portfolio risk elements.  See Note 4 of the Condensed Consolidated Financial Statements.
Investment securities.  ASB’s investment portfolio was comprised as follows:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$162,369	5%	$149,961	5%
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	2,739,071	93	2,900,322	94
Corporate bonds	41,429	1	31,178	1
Mortgage revenue bonds	15,165	1	15,427	—
Total investment securities	$2,958,034	100%	$3,096,888	100%
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
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. While deposits have increased by $81 million year-to-date, deposit retention and sustained growth will remain challenging in the current environment due to the low level of short-term interest rates. Advances from the FHLB of Des Moines, securities sold under agreements to repurchase and federal funds purchased continue to be additional sources of funds. As of June 30, 2022 ASB’s costing liabilities consisted of 97% deposits and 3% other borrowings compared to 99% deposits and 1% other borrowings as of December 31, 2021. The weighted average cost of deposits for the first six months of 2022 and 2021 was 0.05% and 0.07%, respectively.
Federal Home Loan Bank of Des Moines. As of June 30, 2022 ASB had $80 million of advances outstanding at the FHLB of Des Moines compared to no advances outstanding as of December 31, 2021. As of June 30, 2022, the unused borrowing capacity with the FHLB of Des Moines was $2.0 billion. The FHLB of Des Moines continues to be an important source of liquidity for ASB.
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
As of June 30, 2022, ASB had an unrealized loss, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $241.3 million compared to an unrealized loss, net of taxes, of $32.0 million as of December 31, 2021. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first six months of 2022, ASB recorded a negative provision for credit losses of $1.5 million in the allowance for credit losses reflecting good credit trends including lower net charge-offs and credit upgrades in the commercial real estate and commercial loan portfolios, partly offset by loan reserves for growth in the commercial real estate loan portfolio and solar and sustainable home improvement loans purchased during the year. During the first six months of 2021, ASB recorded a negative provision for credit losses of $20.0 million in the allowance for credit losses primarily due to improvement in the economic outlook, strong credit results including lower net charge-offs and credit upgrades in the commercial real estate and commercial loan portfolios and due to lower personal unsecured loan portfolio balances which had higher credit loss rates.

	Six months ended June 30		Year ended December 31, 2021
(in thousands)	2022	2021
Allowance for credit losses, beginning of period	$71,130	$101,201	$101,201
Provision for credit losses	(1,506)	(19,992)	(26,425)
Less: net charge-offs	168	2,957	3,646
Allowance for credit losses, end of period	$69,456	$78,252	$71,130
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.01%	0.11%	0.07%
ASB maintains a reserve for credit losses that consists of two components, the allowance for credit losses and an allowance for loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in provision for credit losses. For the six months ended June 30, 2022 and 2021, ASB recorded a provision for credit losses for unfunded commitments of $1.0 million and a recovery in the provision for credit losses for unfunded commitments of $0.7 million, respectively. As of June 30, 2022 and December 31, 2021, the reserve for unfunded loan commitments was $5.9 million and $4.9 million, respectively.
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
Beginning in the second quarter of 2020, ASB adopted the community bank leverage ratio framework, which allowed it to report only on the community bank leverage ratio, but does not change minimum capital requirements under OCC regulations. At March 31, 2021, ASB’s leverage ratio was below the 8.5 percent requirement to qualify for abbreviated reporting under the community bank leverage framework for 2021 and started reporting its risk-based capital ratios in the third quarter of 2021. As of June 30, 2022, the bank was in compliance with all of the minimum capital requirements under OCC regulations, and was categorized as “well capitalized” under the regulatory framework for prompt corrective action.

FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	June 30, 2022	December 31, 2021	% change
Total assets	$9,215	$9,182	—
Investment securities	2,958	3,097	(4)
Loans held for investment, net	5,358	5,140	4
Deposit liabilities	8,254	8,172	1
Other bank borrowings	242	88	174
As of June 30, 2022, ASB was one of Hawaii’s largest financial institutions based on assets of $9.2 billion and deposits of $8.3 billion.
As of June 30, 2022, ASB’s unused FHLB borrowing capacity was approximately $2.0 billion. As of June 30, 2022, ASB had commitments to borrowers for loans and unused lines and letters of credit of $2.0 billion, of which, commitments to lend to borrowers whose loan terms have been modified in troubled debt restructurings were nil. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the six months ended June 30, 2022, net cash provided by ASB’s operating activities was $53 million. Net cash used during the same period by ASB’s investing activities was $371 million, primarily due to purchases of available-for-sale securities of $366 million, net increase in loans receivables of $188 million, purchases of loans held for investment of $25 million, bank owned life insurance purchases of $5 million, additions to premises and equipment of $4 million and a net increase in FHLB stock of $3 million, partly offset by the receipt of investment security repayments and maturities of $217 million, proceeds from redemption of bank owned life insurance of $2 million and proceeds from the sale of real estate of $1 million. Net cash provided by financing activities during this period was $208 million, primarily due to increases in deposit liabilities of $81 million, a net increase in short-term borrowings of $80 million and a net increase in repurchase agreements of $73 million, partly offset by $27 million in common stock dividends to HEI (through ASB Hawaii).
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
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of June 30, 2022, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 7.7% (5.0%), common equity Tier-1 ratio of 12.8% (6.5%), Tier-1 capital ratio of 12.8% (8.0%) and total capital ratio of 13.8% (10.0%). As of December 31, 2021, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 7.9% (5.0%), common equity Tier-1 ratio of 13.3% (6.5%), Tier-1 capital ratio of 13.3% (8.0%) and total capital ratio of 14.3% (10.0%). All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to HEI (through ASB Hawaii).

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
ASB’s interest-rate risk sensitivity measures as of June 30, 2022 and December 31, 2021 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
+300	1.9%	5.6%	6.8%	15.5%
+200	1.3	4.0	4.8	11.7
+100	0.7	2.3	2.6	7.0
-100	(1.5)	(2.5)	(3.2)	(12.6)
ASB’s net interest income (NII) sensitivity profile was less asset sensitive as of June 30, 2022 compared to December 31, 2021, primarily driven by the increase in market rates and the shift in liability mix. The increase in market rates decreased prepayment expectations in the bank’s fixed-rate mortgage and mortgage-backed investment portfolios, driving decreased asset sensitivity. In addition, the bank’s liability mix shifted slightly with increased short-term borrowings due to temporary funding needs, further contributing to decreased NII sensitivity.
Economic value of equity (EVE) sensitivity decreased as of June 30, 2022 compared to December 31, 2021 as the duration of assets lengthened while the duration of core deposits shortened. The increase in market rates led to slower prepayment expectations and lengthened the duration of the fixed-rate mortgage and mortgage-backed investment portfolios. The upward shift in shorter term interest rates lowered the duration of core deposits, further contributing to decreased EVE sensitivity.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of HEI common shares were made on the open market during the second quarter of 2022 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2022	20,141	$42.97	—	NA
May 1 to 31, 2022	12,965	$41.58	—	NA
June 1 to 30, 2022	165,586	$42.91	—	NA
NA - Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
**The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 10,287 of the 20,141 shares, 7,316 of the 12,965 shares and 135,724 of the 165,586 shares were purchased for the DRIP; 8,909 of the 20,141 shares, 4,675 of the 12,965 shares and 25,680 of the 165,586 shares were purchased for the HEIRSP; and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 6. Exhibits

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Scott W. H. Seu (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Paul K. Ito (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

HEI Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

HEI Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Shelee M. T. Kimura (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Scott W. H. Seu	By	/s/ Shelee M. T. Kimura
	Scott W. H. Seu		Shelee M. T. Kimura
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Paul K. Ito	By	/s/ Tayne S. Y. Sekimura
	Paul K. Ito		Tayne S. Y. Sekimura
	Vice President - Tax, Controller and Treasurer and		Senior Vice President,
	Interim Chief Financial Officer		Chief Financial Officer and Treasurer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: August 8, 2022		Date: August 8, 2022