Form 10-Q
period 2022-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2022-11-07
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
 OR
     ☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Exact Name of Registrant as Specified in Its Charter	Commission File Number	I.R.S. Employer Identification No.
HAWAIIAN ELECTRIC INDUSTRIES, INC.	1-8503	99-0208097
and Principal Subsidiary
HAWAIIAN ELECTRIC COMPANY, INC.	1-4955	99-0040500
State of Hawaii
(State or other jurisdiction of incorporation or organization)

Hawaiian Electric Industries, Inc. – 1001 Bishop Street, Suite 2900, Honolulu, Hawaii  96813
Hawaiian Electric Company, Inc. – 1099 Alakea Street, Suite 2200, Honolulu, Hawaii  96813
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

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒
Securities registered pursuant to 12(b) of the Act:
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding October 25, 2022
Hawaiian Electric Industries, Inc. (Without Par Value)	109,470,439	Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	17,753,533	Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2022

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2022 and 2021
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and nine months ended September 30, 2022 and 2021
3		Condensed Consolidated Balance Sheets (unaudited) - September 30, 2022 and December 31, 2021
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three and nine months ended September 30, 2022 and 2021
5		Condensed Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2022 and 2021
Hawaiian Electric Company, Inc. and Subsidiaries
7		Condensed Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2022 and 2021
7		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and nine months ended September 30, 2022 and 2021
8		Condensed Consolidated Balance Sheets (unaudited) - September 30, 2022 and December 31, 2021
10		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three and nine months ended September 30, 2022 and 2021
11		Condensed Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2022 and 2021
11		Notes to Condensed Consolidated Financial Statements (unaudited)
63	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
63		HEI consolidated
68		Electric Utilities
85		Bank
94	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
95	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
96	Item 1.	Legal Proceedings
96	Item 1A.	Risk Factors
96	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
97	Item 5.	Other Information
97	Item 6.	Exhibits
98	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2022
GLOSSARY OF TERMS

Terms	Definitions
ACL	Allowance for credit losses, which is the current credit loss standard, requires recording the allowance based on the expected loss model
AES Hawaii	AES Hawaii, Inc.
AOCI	Accumulated other comprehensive income/(loss)
ARA	Annual revenue adjustment
ASB	American Savings Bank, F.S.B., a wholly owned subsidiary of ASB Hawaii, Inc.
ASB Hawaii	ASB Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASU	Accounting Standards Update
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act enacted March 27, 2020
CBRE	Community-based renewable energy
Company	Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B. and Pacific Current, LLC and its subsidiaries (listed under Pacific Current). The Old Oahu Tug Service, Inc. was dissolved in March 2022.
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
CSSM	Collective Shared Savings Mechanism
D&O	Decision and order from the PUC
DER	Distributed energy resources
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
ECRC	Energy cost recovery clause
EIP	2010 Equity and Incentive Plan, as amended and restated
EPA	Environmental Protection Agency — federal
EPRM	Exceptional Project Recovery Mechanism
EPS	Earnings per share
ESM	Earnings Sharing Mechanism
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
Fitch	Fitch Ratings, Inc.
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GNMA	Government National Mortgage Association
GSPA	Grid Services Purchase Agreement
Hamakua Energy	Hamakua Energy, LLC, an indirect subsidiary of Pacific Current
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.

GLOSSARY OF TERMS, continued

Terms	Definitions
Hawaiian Electric	Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited and Renewable Hawaii, Inc.
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc. and Pacific Current, LLC. The Old Oahu Tug Service, Inc. was dissolved in March 2022.
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
IRLCs	Interest rate lock commitments
Kalaeloa	Kalaeloa Partners, L.P.
kWh	Kilowatthour/s (as applicable)
LMI	Low-to-moderate income
LTIP	Long-term incentive plan
Mahipapa	Mahipapa, LLC, a subsidiary of Pacific Current
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Mauo	Mauo, LLC, a subsidiary of Pacific Current
MPIR	Major Project Interim Recovery
MRP	Multi-year rate period
MSRs	Mortgage servicing rights
MW	Megawatt/s (as applicable)
NII	Net interest income
NPBC	Net periodic benefit costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
Pacific Current
Pacific Current, LLC, a wholly owned subsidiary of HEI and parent company of Hamakua Holdings, LLC, Mauo, LLC, Alenuihaha Developments, LLC, Kaʻieʻie Waho Company, LLC, Kaʻaipuaʻa, LLC, Upena, LLC and Mahipapa, LLC

PBR	Performance-based regulation
PIMs	Performance incentive mechanisms
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PUC	Public Utilities Commission of the State of Hawaii
PV	Photovoltaic
RAM	Revenue adjustment mechanism
RBA	Revenue balancing account
RFP	Request for proposals
ROACE	Return on average common equity
RORB	Return on rate base
RPS	Renewable portfolio standards
SBA	Small Business Administration
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIEs	Variable interest entities

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
•cybersecurity risks and the potential for cyber incidents, including potential incidents at HEI, its subsidiaries (including at ASB branches and electric utility plants), its third-party service providers, contractors and customers with whom they have shared data (IPPs, distributed energy resources (DER) aggregators and customers enrolled under DER programs) and incidents at data processing centers used, to the extent not prevented by intrusion detection and prevention systems, anti-virus software, firewalls and other general IT controls;
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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands, except per share amounts)	2022	2021	2022	2021
Revenues
Electric utility	$955,971	$679,499	$2,483,636	$1,846,242
Bank	81,411	76,208	231,850	230,599
Other	4,815	1,197	7,386	3,266
Total revenues	1,042,197	756,904	2,722,872	2,080,107
Expenses
Electric utility	876,922	604,307	2,259,838	1,634,252
Bank	54,311	51,151	152,797	130,440
Other	8,849	4,130	22,178	18,212
Total expenses	940,082	659,588	2,434,813	1,782,904
Operating income (loss)
Electric utility	79,049	75,192	223,798	211,990
Bank	27,100	25,057	79,053	100,159
Other	(4,034)	(2,933)	(14,792)	(14,946)
Total operating income	102,115	97,316	288,059	297,203
Retirement defined benefits credit—other than service costs	1,039	1,058	3,528	4,709
Interest expense, net—other than on deposit liabilities and other bank borrowings	(26,626)	(23,477)	(75,940)	(70,530)
Allowance for borrowed funds used during construction	825	827	2,401	2,386
Allowance for equity funds used during construction	2,552	2,427	7,431	6,995
Gain on sales of investment securities, net and equity-method investment	—	—	8,123	528
Income before income taxes	79,905	78,151	233,602	241,291
Income taxes	17,352	14,265	48,395	48,229
Net income	62,553	63,886	185,207	193,062
Preferred stock dividends of subsidiaries	471	471	1,417	1,417
Net income for common stock	$62,082	$63,415	$183,790	$191,645
Basic earnings per common share	$0.57	$0.58	$1.68	$1.75
Diluted earnings per common share	$0.57	$0.58	$1.68	$1.75
Weighted-average number of common shares outstanding	109,470	109,311	109,421	109,272
Net effect of potentially dilutive shares	235	264	291	316
Weighted-average shares assuming dilution	109,705	109,575	109,712	109,588
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2022	2021	2022	2021
Net income for common stock	$62,082	$63,415	$183,790	$191,645
Other comprehensive income (loss), net of taxes:
Net unrealized losses on available-for-sale investment securities:
Net unrealized losses on available-for-sale investment securities arising during the period, net of taxes of $(36,230), $(4,212), $(112,838) and $(14,614), respectively	(98,965)	(11,507)	(308,229)	(39,921)
Reclassification adjustment for net realized gains included in net income, net of taxes of nil, nil, nil and $(142), respectively	—	—	—	(387)
Derivatives qualifying as cash flow hedges:
Unrealized interest rate hedging gains arising during the period, net of taxes of $901, $48, $2,220 and $347, respectively	2,597	139	6,400	1,000
Reclassification adjustment for net realized losses included in net income, net of taxes of $19, $3, $56 and $3, respectively	53	9	161	9
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes of $1,943, $985, $3,549 and $5,155, respectively	5,606	2,853	10,229	14,871
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(1,839), $(971), $(3,320) and $(5,002), respectively	(5,303)	(2,799)	(9,572)	(14,421)
Other comprehensive loss, net of taxes	(96,012)	(11,305)	(301,011)	(38,849)
Comprehensive income (loss) attributable to Hawaiian Electric Industries, Inc.	$(33,930)	$52,110	$(117,221)	$152,796
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$175,280	$305,551
Restricted cash	3,898	5,911
Accounts receivable and unbilled revenues, net	519,774	344,213
Available-for-sale investment securities, at fair value	2,232,336	2,574,618
Held-to-maturity investment securities, at amortized cost	510,879	522,270
Stock in Federal Home Loan Bank, at cost	15,000	10,000
Loans held for investment, net	5,616,984	5,139,984
Loans held for sale, at lower of cost or fair value	3,101	10,404
Property, plant and equipment, net of accumulated depreciation of $3,168,879 and $3,028,130 at September 30, 2022 and December 31, 2021, respectively	5,599,937	5,392,068
Operating lease right-of-use assets	121,302	122,416
Regulatory assets	497,188	565,543
Other	886,999	747,469
Goodwill	82,190	82,190
Total assets	$16,264,868	$15,822,637
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$213,587	$205,544
Interest and dividends payable	36,158	19,889
Deposit liabilities	8,258,885	8,172,212
Short-term borrowings—other than bank	171,125	53,998
Other bank borrowings	409,040	88,305
Long-term debt, net—other than bank	2,430,326	2,321,937
Deferred income taxes	263,929	384,760
Operating lease liabilities	130,914	136,760
Finance lease liabilities	49,202	—
Regulatory liabilities	1,030,376	996,768
Defined benefit pension and other postretirement benefit plans liability	333,664	348,072
Other	740,447	669,215
Total liabilities	14,067,653	13,397,460
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 109,470,325 shares and 109,311,785 shares at September 30, 2022 and December 31, 2021, respectively	1,689,672	1,685,496
Retained earnings	826,794	757,921
Accumulated other comprehensive loss, net of tax benefits	(353,544)	(52,533)
Total shareholders’ equity	2,162,922	2,390,884
Total liabilities and shareholders’ equity	$16,264,868	$15,822,637
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2021	109,312	$1,685,496	$757,921	$(52,533)	$2,390,884
Net income for common stock	—	—	69,167	—	69,167
Other comprehensive loss, net of tax benefits	—	—	—	(117,159)	(117,159)
Share-based expenses and other, net	119	(949)	—	—	(949)
Common stock dividends (35¢ per share)	—	—	(38,301)	—	(38,301)
Balance, March 31, 2022	109,431	1,684,547	788,787	(169,692)	2,303,642
Net income for common stock	—	—	52,541	—	52,541
Other comprehensive loss, net of tax benefits	—	—	—	(87,840)	(87,840)
Share-based expenses and other, net	36	3,462	—	—	3,462
Common stock dividends (35¢ per share)	—	—	(38,301)	—	(38,301)
Balance, June 30, 2022	109,467	1,688,009	803,027	(257,532)	2,233,504
Net income for common stock	—	—	62,082	—	62,082
Other comprehensive loss, net of tax benefits	—	—	—	(96,012)	(96,012)
Share-based expenses and other, net	3	1,663	—	—	1,663
Common stock dividends (35¢ per share)	—	—	(38,315)	—	(38,315)
Balance, September 30, 2022	109,470	$1,689,672	$826,794	$(353,544)	$2,162,922
Balance, December 31, 2020	109,181	$1,678,368	$660,398	$(1,264)	$2,337,502
Net income for common stock	—	—	64,358	—	64,358
Other comprehensive loss, net of tax benefits	—	—	—	(44,016)	(44,016)
Share-based expenses and other, net	100	605	—	—	605
Common stock dividends (34¢ per share)	—	—	(37,156)	—	(37,156)
Balance, March 31, 2021	109,281	1,678,973	687,600	(45,280)	2,321,293
Net income for common stock	—	—	63,872	—	63,872
Other comprehensive income, net of taxes	—	—	—	16,472	16,472
Share-based expenses and other, net	30	2,847	—	—	2,847
Common stock dividends (34¢ per share)	—	—	(37,155)	—	(37,155)
Balance, June 30, 2021	109,311	1,681,820	714,317	(28,808)	2,367,329
Net income for common stock	—	—	63,415	—	63,415
Other comprehensive loss, net of tax benefits	—	—	—	(11,305)	(11,305)
Share-based expenses and other, net	—	1,270	—	—	1,270
Common stock dividends (34¢ per share)	—	—	(37,166)	—	(37,166)
Balance, September 30, 2021	109,311	$1,683,090	$740,566	$(40,113)	$2,383,543
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$185,207	$193,062
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	190,075	184,389
Other amortization	28,916	24,511
Provision for credit losses	(692)	(22,367)
Loans originated, held for sale	(120,195)	(281,744)
Proceeds from sale of loans, held for sale	126,357	304,820
Gain on sales of investment securities, net and equity-method investment	(8,123)	(528)
Gain on sale of loans, net	(1,630)	(7,497)
Deferred income taxes	(21,631)	(13,473)
Share-based compensation expense	7,337	6,727
Allowance for equity funds used during construction	(7,431)	(6,995)
Other	(5,392)	(7,046)
Changes in assets and liabilities
Increase in accounts receivable and unbilled revenues, net	(159,619)	(58,758)
Increase in fuel oil stock	(127,413)	(42,612)
Decrease (increase) in regulatory assets	34,278	(4,952)
Increase in regulatory liabilities	29,294	8,806
Increase in accounts, interest and dividends payable	39,009	36,850
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	73,279	11,133
Decrease in defined benefit pension and other postretirement benefit plans liability	(4,228)	(5,288)
Change in other assets and liabilities	(44,411)	(51,833)
Net cash provided by operating activities	212,987	267,205
Cash flows from investing activities
Available-for-sale investment securities purchased	(366,177)	(1,318,520)
Principal repayments on available-for-sale investment securities	285,519	449,459
Proceeds from sale of available-for-sale investment securities	—	197,354
Purchases of held-to-maturity investment securities	—	(314,327)
Proceeds from repayments or maturities of held-to-maturity investment securities	10,433	49,074
Purchase of stock from Federal Home Loan Bank	(93,000)	(32,980)
Redemption of stock from Federal Home Loan Bank	88,000	31,660
Net decrease (increase) in loans held for investment	(395,185)	157,619
Proceeds from sale of residential loans	—	17,398
Purchase of loans held for investment	(77,274)	—
Capital expenditures	(236,278)	(219,252)
Contributions to low income housing investments	(740)	(12,402)
Acquisition of business	(25,706)	—
Other	15,646	10,078
Net cash used in investing activities	(794,762)	(984,839)
(continued)

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine months ended September 30
(in thousands)	2022	2021
Cash flows from financing activities
Net increase in deposit liabilities	86,673	589,581
Net increase in short-term borrowings with original maturities of three months or less	117,127	27,755
Net increase in other bank borrowings with original maturities of three months or less	320,735	39,635
Repayment of short-term debt	—	(65,000)
Proceeds from issuance of long-term debt	67,312	206,988
Repayment of long-term debt	(16,752)	(80,607)
Withheld shares for employee taxes on vested share-based compensation	(3,158)	(2,006)
Common stock dividends	(114,917)	(111,477)
Preferred stock dividends of subsidiaries	(1,417)	(1,417)
Other	(6,112)	(7,462)
Net cash provided by financing activities	449,491	595,990
Net decrease in cash, cash equivalents and restricted cash	(132,284)	(121,644)
Cash, cash equivalents and restricted cash, beginning of period	311,462	358,979
Cash, cash equivalents and restricted cash, end of period	179,178	237,335
Less: Restricted cash	(3,898)	(9,412)
Cash and cash equivalents, end of period	$175,280	$227,923
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2022	2021	2022	2021
Revenues	$955,971	$679,499	$2,483,636	$1,846,242
Expenses
Fuel oil	383,602	180,682	874,543	447,245
Purchased power	225,209	185,759	606,827	490,520
Other operation and maintenance	121,110	116,468	371,259	349,180
Depreciation	58,711	57,386	175,921	172,122
Taxes, other than income taxes	88,290	64,012	231,288	175,185
Total expenses	876,922	604,307	2,259,838	1,634,252
Operating income	79,049	75,192	223,798	211,990
Allowance for equity funds used during construction	2,552	2,427	7,431	6,995
Retirement defined benefits credit —other than service costs	895	877	2,876	2,918
Interest expense and other charges, net	(19,609)	(18,148)	(56,735)	(54,126)
Allowance for borrowed funds used during construction	825	827	2,401	2,386
Income before income taxes	63,712	61,175	179,771	170,163
Income taxes	13,450	10,335	37,967	33,066
Net income	50,262	50,840	141,804	137,097
Preferred stock dividends of subsidiaries	228	228	686	686
Net income attributable to Hawaiian Electric	50,034	50,612	141,118	136,411
Preferred stock dividends of Hawaiian Electric	270	270	810	810
Net income for common stock	$49,764	$50,342	$140,308	$135,601
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2022	2021	2022	2021
Net income for common stock	$49,764	$50,342	$140,308	$135,601
Other comprehensive income, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes of $1,877, $1,007, $3,393 and $5,062, respectively	5,411	2,905	9,782	14,596
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(1,839), $(971), $(3,320) and $(5,002), respectively	(5,303)	(2,799)	(9,572)	(14,421)
Other comprehensive income, net of taxes	108	106	210	175
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$49,872	$50,448	$140,518	$135,776
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	September 30, 2022	December 31, 2021
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,060	$51,937
Plant and equipment	7,890,926	7,735,983
Right-of-use assets - finance lease	48,371	—
Less accumulated depreciation	(3,067,642)	(2,940,517)
Construction in progress	257,582	204,569
Utility property, plant and equipment, net	5,181,297	5,051,972
Nonutility property, plant and equipment, less accumulated depreciation of $62 and $59 as of September 30, 2022 and December 31, 2021, respectively	6,946	6,949
Total property, plant and equipment, net	5,188,243	5,058,921
Current assets
Cash and cash equivalents	21,304	52,169
Restricted cash	—	3,089
Customer accounts receivable, net	258,972	186,859
Accrued unbilled revenues, net	220,420	129,155
Other accounts receivable, net	15,492	7,267
Fuel oil stock, at average cost	229,725	104,078
Materials and supplies, at average cost	77,579	71,877
Prepayments and other	45,798	46,031
Regulatory assets	55,906	66,664
Total current assets	925,196	667,189
Other long-term assets
Operating lease right-of-use assets	93,709	101,470
Regulatory assets	441,282	498,879
Other	158,116	165,166
Total other long-term assets	693,107	765,515
Total assets	$6,806,546	$6,491,625
(continued)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(dollars in thousands, except par value)	September 30, 2022	December 31, 2021
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 17,753,533 shares at September 30, 2022 and December 31, 2021)	$118,376	$118,376
Premium on capital stock	798,526	798,526
Retained earnings	1,394,160	1,348,277
Accumulated other comprehensive loss, net of tax benefits-retirement benefit plans	(3,070)	(3,280)
Common stock equity	2,307,992	2,261,899
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,684,699	1,624,427
Total capitalization	4,026,984	3,920,619
Commitments and contingencies (Note 3)
Current liabilities
Current portion of operating lease liabilities	18,572	49,368
Current portion of long-term debt, net	51,995	51,975
Short-term borrowings from non-affiliates	97,450	—
Accounts payable	165,461	160,007
Interest and preferred dividends payable	29,164	17,325
Taxes accrued, including revenue taxes	256,343	208,280
Regulatory liabilities	29,318	29,760
Other	79,788	71,569
Total current liabilities	728,091	588,284
Deferred credits and other liabilities
Operating lease liabilities	83,311	65,780
Finance lease liabilities	46,468	—
Deferred income taxes	392,176	408,634
Regulatory liabilities	1,001,058	967,008
Unamortized tax credits	98,001	103,945
Defined benefit pension and other postretirement benefit plans liability	308,133	321,780
Other	122,324	115,575
Total deferred credits and other liabilities	2,051,471	1,982,722
Total capitalization and liabilities	$6,806,546	$6,491,625
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2021	17,753	$118,376	$798,526	$1,348,277	$(3,280)	$2,261,899
Net income for common stock	—	—	—	46,409	—	46,409
Other comprehensive income, net of taxes	—	—	—	—	51	51
Common stock dividends	—	—	—	(31,475)	—	(31,475)
Balance, March 31, 2022	17,753	118,376	798,526	1,363,211	(3,229)	2,276,884
Net income for common stock	—	—	—	44,135	—	44,135
Other comprehensive income, net of taxes	—	—	—	—	51	51
Common stock dividends	—	—	—	(31,475)	—	(31,475)
Balance, June 30, 2022	17,753	118,376	798,526	1,375,871	(3,178)	2,289,595
Net income for common stock	—	—	—	49,764	—	49,764
Other comprehensive income, net of taxes	—	—	—	—	108	108
Common stock dividends	—	—	—	(31,475)	—	(31,475)
Balance, September 30, 2022	17,753	$118,376	$798,526	$1,394,160	$(3,070)	$2,307,992
Balance, December 31, 2020	17,324	$115,515	$746,987	$1,282,335	$(2,919)	$2,141,918
Net income for common stock	—	—	—	43,358	—	43,358
Other comprehensive income, net of taxes	—	—	—	—	34	34
Common stock dividends	—	—	—	(27,925)	—	(27,925)
Balance, March 31, 2021	17,324	115,515	746,987	1,297,768	(2,885)	2,157,385
Net income for common stock	—	—	—	41,901	—	41,901
Other comprehensive income, net of taxes	—	—	—	—	35	35
Common stock dividends	—	—	—	(27,925)	—	(27,925)
Balance, June 30, 2021	17,324	115,515	746,987	1,311,744	(2,850)	2,171,396
Net income for common stock	—	—	—	50,342	—	50,342
Other comprehensive income, net of taxes	—	—	—	—	106	106
Common stock dividends	—	—	—	(27,925)	—	(27,925)
Balance, September 30, 2021	17,324	$115,515	$746,987	$1,334,161	$(2,744)	$2,193,919
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$141,804	$137,097
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	175,921	172,122
Other amortization	19,044	17,058
Deferred income taxes	(27,671)	(12,333)
State refundable credit	(8,275)	(7,955)
Bad debt expense	4,406	1,303
Allowance for equity funds used during construction	(7,431)	(6,995)
Other	94	991
Changes in assets and liabilities
Increase in accounts receivable	(64,404)	(33,621)
Increase in accrued unbilled revenues	(91,256)	(27,491)
Increase in fuel oil stock	(125,647)	(42,563)
Increase in materials and supplies	(5,702)	(5,653)
Decrease (increase) in regulatory assets	34,278	(4,952)
Increase in regulatory liabilities	29,294	8,806
Increase in accounts payable	18,108	27,210
Change in prepaid and accrued income taxes, tax credits and revenue taxes	57,681	2,934
Decrease in defined benefit pension and other postretirement benefit plans liability	(3,647)	(3,902)
Change in other assets and liabilities	(22,430)	(23,800)
Net cash provided by operating activities	124,167	198,256
Cash flows from investing activities
Capital expenditures	(225,876)	(203,746)
Other	6,750	6,157
Net cash used in investing activities	(219,126)	(197,589)
Cash flows from financing activities
Common stock dividends	(94,425)	(83,775)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,496)	(1,496)
Repayment of short-term debt	—	(50,000)
Proceeds from issuance of long-term debt	60,000	115,000
Net increase in short-term borrowings from non-affiliates and affiliates with original maturities of three months or less	97,450	—
Payments of obligations under finance leases	(266)	—
Other	(258)	(942)
Net cash provided by financing activities	61,005	(21,213)
Net decrease in cash, cash equivalents and restricted cash	(33,954)	(20,546)
Cash, cash equivalents and restricted cash, beginning of period	55,258	63,326
Cash, cash equivalents and restricted cash, end of period	21,304	42,780
Less: Restricted cash	—	(6,313)
Cash and cash equivalents, end of period	$21,304	$36,467
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
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of September 30, 2022 and December 31, 2021 and the results of their operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 2 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended September 30, 2022
Revenues from external customers	$955,971	$81,411	$4,815	$1,042,197
Intersegment revenues (eliminations)	—	—	—	—
Revenues	$955,971	$81,411	$4,815	$1,042,197
Income (loss) before income taxes	$63,712	$27,281	$(11,088)	$79,905
Income taxes (benefit)	13,450	6,525	(2,623)	17,352
Net income (loss)	50,262	20,756	(8,465)	62,553
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	$49,764	$20,756	$(8,438)	$62,082
Nine months ended September 30, 2022
Revenues from external customers	$2,483,632	$231,850	$7,390	$2,722,872
Intersegment revenues (eliminations)	4	—	(4)	—
Revenues	$2,483,636	$231,850	$7,386	$2,722,872
Income (loss) before income taxes	$179,771	$79,605	$(25,774)	$233,602
Income taxes (benefit)	37,967	17,513	(7,085)	48,395
Net income (loss)	141,804	62,092	(18,689)	185,207
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	$140,308	$62,092	$(18,610)	$183,790
Total assets (at September 30, 2022)	$6,806,546	$9,315,611	$142,711	$16,264,868
Three months ended September 30, 2021
Revenues from external customers	$679,482	$76,208	$1,214	$756,904
Intersegment revenues (eliminations)	17	—	(17)	—
Revenues	$679,499	$76,208	$1,197	$756,904
Income (loss) before income taxes	$61,175	$25,241	$(8,265)	$78,151
Income taxes (benefit)	10,335	5,976	(2,046)	14,265
Net income (loss)	50,840	19,265	(6,219)	63,886
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	$50,342	$19,265	$(6,192)	$63,415
Nine months ended September 30, 2021
Revenues from external customers	$1,846,206	$230,599	$3,302	$2,080,107
Intersegment revenues (eliminations)	36	—	(36)	—
Revenues	$1,846,242	$230,599	$3,266	$2,080,107
Income (loss) before income taxes	$170,163	$102,335	$(31,207)	$241,291
Income taxes (benefit)	33,066	23,230	(8,067)	48,229
Net income (loss)	137,097	79,105	(23,140)	193,062
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	$135,601	$79,105	$(23,061)	$191,645
Total assets (at December 31, 2021)	$6,491,625	$9,181,603	$149,409	$15,822,637

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
Power purchase agreements.  As of September 30, 2022, the Utilities had four PPAs for firm capacity (including the Puna Geothermal Venture PPA that went offline in May 2018 due to lava flow on Hawaii Island, but returned to service with firm capacity of 13.0 MW in the first quarter of 2021, ramped up to 23.9 MW in the second quarter of 2021, and further increased to 25.7 MW in June 2022) and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
Pursuant to the current accounting standards for VIEs, the Utilities are deemed to have a variable interest in Kalaeloa Partners, L.P. (Kalaeloa) and Hamakua Energy by reason of the provisions of the PPA that the Utilities have with the two IPPs. However, management has concluded that the Utilities are not the primary beneficiary of Kalaeloa and Hamakua Energy because the Utilities do not have the power to direct the activities that most significantly impact the two IPPs’ economic performance nor the obligation to absorb their expected losses, if any, that could potentially be significant to the IPPs. Thus, the Utilities have not consolidated Kalaeloa and Hamakua Energy in its condensed consolidated financial statements. However, Hamakua Energy is an indirect subsidiary of Pacific Current and is consolidated in HEI’s condensed consolidated financial statements.
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
Power purchase agreements.  Purchases from all IPPs were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2022	2021	2022	2021
Kalaeloa	$101	$56	$244	$142
AES Hawaii	21	32	82	98
HPOWER	18	20	56	51
Hamakua Energy	16	15	46	38
Puna Geothermal Venture	13	9	37	20
Wind IPPs	37	38	93	95
Solar IPPs	18	12	44	40
Other IPPs [1]	1	4	5	7
Total IPPs	$225	$186	$607	$491
1Includes hydro power and other PPAs
Kalaeloa Partners, L.P.  Under a 1988 PPA, as amended, Hawaiian Electric is committed to purchase 208 MW of firm capacity from Kalaeloa. In October 2021, Hawaiian Electric and Kalaeloa signed the Amended and Restated Power Purchase Agreement for Firm Dispatchable Capacity and Energy (Amended and Restated PPA) to extend the PPA for an additional term of 10 years. In November 2021, Hawaiian Electric submitted an application for approval of the Amended and Restated PPA to the PUC, which is pending approval before the PUC. The price of purchases from Kalaeloa in the third quarter of 2022 have increased 80% over the third quarter of 2021, primarily due to increased fuel oil cost.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
AES Hawaii, Inc. Under a PPA entered into in March 1988, as amended (through Amended and Restated Amendment No. 4) for a period of 30 years ending September 2022, Hawaiian Electric agreed to purchase 180 MW of firm capacity from AES Hawaii. The term of the PPA expired on September 1, 2022 and the AES Hawaii coal plant ceased operations.
Stage 1 Renewable PPAs. In February 2018, the Utilities issued Stage 1 Renewable request for proposal and have procured eight renewable PPAs with a total of 274.5 MW capacity. The total annual payments for the eight renewable PPAs are estimated at $64.7 million. The Utilities have received PUC approvals subsequently to recover the total projected annual payment for the eight renewable PPAs through the PPAC to the extent such costs are not included in base rates. On July 31, 2022, Mililani I Solar, the first utility-scale solar-plus-storage project reached commercial operations on Oahu. The project is for a 20-year term and generates 39 MW, including a 156 MWh battery. The Utilities have accounted for battery portion of the project as a finance lease and recorded a lease liability with a corresponding right-of-use asset of $48 million.
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in an amended and restated PPA between Hawaii Electric Light and Hu Honua dated May 9, 2017. In July 2017, the PUC approved the amended and restated PPA, which becomes effective once the PUC’s order is final and non-appealable. In August 2017, the PUC’s approval was appealed by a third party. On May 10, 2019, the Hawaii Supreme Court issued a decision remanding the matter to the PUC for further proceedings consistent with the court’s decision, which must include express consideration of greenhouse gas (GHG) emissions that would result from approving the PPA, whether the cost of energy under the PPA is reasonable in light of the potential for GHG emissions, and whether the terms of the PPA are prudent and in the public interest, in light of its potential hidden and long-term consequences. As a result, the PUC reopened the docket for further proceedings, including re-examining all of the issues in the proceedings. On July 9, 2020, the PUC issued an order denying Hawaii Electric Light’s request to waive the amended and restated PPA from the PUC’s competitive bidding requirements and therefore, dismissed the request for approval of the amended and restated PPA without prejudice to possible participation in any future competitive bidding process. On September 9, 2020, the PUC denied Hu Honua’s motion for reconsideration of the PUC’s order. Hu Honua filed its notice of appeal to the Hawaii Supreme Court of the PUC’s order denying Hu Honua’s motion for reconsideration. On May 24, 2021, the Hawaii Supreme Court vacated the PUC’s decision and remanded the matter back to the PUC for further proceedings. On June 30, 2021, the PUC issued an order reopening the docket consistent with the Hawaii Supreme Court’s order. A contested case hearing was held in March 2022. On May 23, 2022, the PUC issued a decision and order denying the amended and restated PPA, based on, among other things, findings that: (1) the project will result in significant GHG emissions, (2) Hu Honua’s proposed carbon commitment to sequester more GHG emissions than produced by the project are speculative and unsupported, (3) the amended and restated PPA is likely to result in high costs to customers through its relatively high cost of electricity and through potential displacement of other, lower cost, renewable resources, and (4) based on the foregoing, approving the amended and restated PPA is not prudent or in the public interest. On June 2, 2022, Hawaii Electric Light and Hu Honua filed their separate motions for reconsideration. On June 24, 2022, the PUC issued an order denying Hawaii Electric Light and Hu Honua’s respective motions for reconsideration. On June 29, 2022, Hu Honua filed its notice of appeal to the Hawaii Supreme Court of the PUC’s May 23, 2022 decision and order denying the amended and restated PPA, and the PUC’s June 24, 2022 order denying Hawaii Electric Light and Hu Honua’s motions for reconsideration. Opening briefs were filed with the Supreme Court on October 5, 2022. Answering briefs are due on December 5, 2022.
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
Fuels barging contract. On August 23, 2021, the Utilities entered into a five-year inter-island fuel transportation contract with Sause Bros., Inc., which commenced in January 2022. On September 22, 2022, the PUC issued a D&O approving the inter-island fuels transportation contract and recovery of associated costs through ECRC.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
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
In February 2019, the PUC approved a methodology for passing the future cost saving benefits of the new ERP/EAM system to customers developed by the Utilities in collaboration with the Consumer Advocate. The Utilities filed a benefits clarification document on June 10, 2019, reflecting $150 million in future net O&M expense reductions and cost avoidance, and $96 million in capital cost reductions and tax savings over the 12-year service life. To the extent the reduction in O&M expense relates to amounts reflected in electric rates, the Utilities would reduce future rates for such amounts. In October 2019, the PUC approved the Utilities and the Consumer Advocate’s Stipulated Performance Metrics and Tracking Mechanism. As of September 30, 2022, the Utilities’ regulatory liability was $10.0 million ($4.4 million for Hawaiian Electric, $2.2 million for Hawaii Electric Light and $3.4 million for Maui Electric) for the O&M expense savings that are being amortized or to be included in future rates. As part of the settlement agreement approved in the Hawaiian Electric 2020 test year rate case, the regulatory liability for Hawaiian Electric will be amortized over five years, beginning in November 2020, and the O&M benefits for Hawaiian Electric was considered flowed through to customers.
On July 7, 2021, the PUC issued an order modifying the reporting frequency of the Semi-Annual Enterprise System Benefits (SAESB) reports to an Annual Enterprise System Benefits (AESB) report on the achieved benefits savings. The most recent AESB report was filed on February 14, 2022 for the period January 1 through December 31, 2021.
West Loch PV Project. In November 2019, Hawaiian Electric placed into service a 20-MW (ac) utility-owned and operated renewable and dispatchable solar facility on property owned by the Department of the Navy. PUC orders resulted in a project cost cap of $67 million (including a cap of $4.7 million for the in-kind work performed in exchange for use of the Navy property) with capital cost recovery approved under MPIR (See “Performance-based regulation framework” section below for MPIR guidelines and cost recovery discussion). Project costs incurred as of September 30, 2022 amounted to $60.4 million and generated $14.7 million and $14.0 million in federal and state nonrefundable tax credits, respectively. For book and regulatory purposes, the tax credits are being deferred and amortized, starting in 2020, over 25 years and 10 years for federal and state credits, respectively. In June 2022, the in-kind consideration services were completed and fully accepted by the Navy as partial consideration in lieu of rent payment. Satisfaction of the full-term rent requires on-going compliance with all terms of the lease, which, among other things, includes provision of contingent power upon written notice of the Department of the Navy. Hawaiian Electric accounted for the arrangement as a lease, recording $6.4 million as right-of-use asset with no lease liability and will amortize the right-of-use asset over the remaining term of the lease ending June 30, 2054.
Waena Switchyard/Synchronous Condenser Project. In October 2020, to support efforts to increase renewable energy generation and reduce fossil fuel consumption by deactivating current generating units, Maui Electric filed a PUC application to construct a switchyard, which includes the extension of two 69 kV transmission lines and the relocation of another 69 kV transmission line; and the conversion of two generating units to synchronous condensers at Kahului Power Plant in central Maui. In November 2021, the PUC approved Maui Electric’s request to commit funds estimated at $38.8 million for the project, and to recover capital expenditures for the project under Exceptional Project Recovery Mechanism (EPRM) not to exceed $38.8 million, which shall be further reduced to reflect the total project cost exclusive of overhead costs not directly attributable to the project. The Waena Switchyard project is expected to be placed in service in the third quarter of 2023, while the conversion of the two generating units will be performed after the retirement of Kahului Power Plant Units 3 and 4.
In approving the project, the PUC recognized that the project will facilitate the ability to accommodate increased renewable energy, as contemplated under the EPRM guidelines. As of September 30, 2022, $11.2 million has been incurred for the project.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985 and left the property in 1987. The federal Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the Department of Health of State of Hawaii and EPA, Maui Electric further investigated the Site and the adjacent parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.6 million as of September 30, 2022, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the adjacent parcel based on presently available information; however, final costs of remediation will depend on the cleanup approach implemented.
Additionally, on November 24, 2021, the current landowners of the Site, Misaki’s, Inc., filed a lawsuit against Hawaiian Electric (as alleged successor in interest to Molokai Electric, the prior owner of the Site) in the Circuit Court of the Second Circuit of the State of Hawaii (removed to the U.S. District Court for the District of Hawaii). The complaint which was subsequently amended to include Maui Electric, alleges that Hawaiian Electric is responsible for remediation of the Site based on the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and the Hawaii Environmental Response Law under Hawaii Revised Statutes Chapter 128D, as well as being liable on contractual claims related to a short leaseback period during the transition of ownership from Molokai Electric. The amended complaint was dismissed and a new complaint may be filed subject to the parties attempt to enter into settlement negotiations, but the Utilities intend to vigorously defend the action if necessary. At this time, the Utilities are unable to determine the ultimate outcome of the lawsuit or the amount of any possible loss. As of September 30, 2022, the reserve balance recorded by the Utilities to address the lawsuit was not material.
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
As of September 30, 2022, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $10 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
On June 17, 2022, the PUC issued a decision and order (June 2022 D&O) establishing additional PIMs under the PBR Framework for the Utilities. In 2021, the PUC Staff originally proposed consideration of 11 PIMs and other mechanisms to address identified areas of concern. Seven of the staff proposed PIMs were designed as penalty-only. The June 2022 D&O approved two new PIMs, a new SSM, and extended the timeframe for an existing PIM. Of the new PIMs, only one is penalty-only. Specifically, the PUC approved (1) a new (penalty-only) generation-caused interruption reliability PIM, (2) a new (penalty/reward) interconnection requirements study (IRS) PIM, (3) a new (reward-only) Collective Shared Savings Mechanism (CSSM), and (4) a modification and extension of the existing interim (reward-only) Grid Services PIM. The effective date for the changes has not yet been established. On September 27, 2022, the Utilities submitted for the PUC’s review and approval, proposed tariffs to implement the aforementioned PIMs with an evaluation period proposed for the generation-caused interruption reliability PIMs, IRS PIM, and CSSM to start on January 1, 2023, which is pending PUC approval. The evaluation period is the calendar year period over which performance is compared to PIM performance targets to determine the amount of reward or penalty.
In addition, the June 2022 D&O instructed the Utilities to prepare and submit: a detailed fossil fuel retirement report (FF Retirement Report) outlining necessary steps to safely and reliably retire certain existing fossil fuel power plants during the first multi-year rate period (MRP); and a functional integration plan (FIP) for distributed energy resources (DER) to increase transparency into the Utilities’ plans and progress for utilizing cost-effective grid services from DERs and ensure that the necessary functionalities and requisite technologies are in place to do so. The PUC also instructed the PBR Working Group to continue its ongoing collaborative efforts to consider other potential new incentive mechanisms and to address other issues raised during the proceeding. On October 27, 2022, the PUC issued a Notice of PBR Working Group Meeting, which is scheduled for November 29, 2022.
In accordance with the June 2022 D&O, the Utilities filed their FIP and FF Retirement Report with the PUC on September 30, 2022 and October 14, 2022, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
As of September 30, 2022, the Utilities submitted 2022 MPIR and EPRM amounts totaling $26.2 million, including revenue taxes, for the Schofield Generating Station ($16.5 million), West Loch PV Project ($3.5 million), Grid Modernization Strategy (GMS) Phase 1 project ($6.1 million for all three utilities) and Waiawa UFLS project ($0.1 million) for the accrual of revenues effective January 1, 2022, that included the 2022 return on project amount (based on approved amounts) in rate base, depreciation and incremental O&M expenses. The PUC approved the Utilities’ recovery of the annualized 2022 MPIR amounts for the Schofield Generating Station and GMS Phase 1 projects effective June 1, 2022 through the RBA rate adjustment. Recovery of the incremental change to the West Loch PV project and Waiawa UFLS project are subject to PUC approval.
As of September 30, 2022, the PUC approved two EPRM applications for projects totaling $41 million to the extent that the project costs are not included in rates. Currently, the Utilities have outstanding applications seeking EPRM recovery for five projects with total project costs of $450 million, subject to PUC approval.
Pilot process. The PBR D&O approved a Pilot Process to foster innovation by establishing an expedited implementation process for pilots that test new technologies, programs, business models, and other arrangements. The Pilot Process is intended to support initiatives by the Utilities to test new programs and ideas quickly and elevate any successful pilots for consideration of full-scale implementation. The proposed pilots are subject to PUC approval with a total annual cap of $10 million. The Pilot Process includes an initial workplan development phase, during which the Utilities identify and scope areas of interests, so as to inform the subsequent implementation phase, during which the Utilities submit specific pilot proposals (Pilot Notices) for expedited review by the PUC. The PUC will strive to issue an order addressing a proposed pilot within 45 days of the filing date of a Pilot Notice. If the PUC does not take affirmative action on a Pilot Notice by the end of the 45-day period, the Pilot Notice shall be considered approved as submitted. The PUC may, where necessary, suspend the Pilot Notice for further investigation within the 45-day period.
On July 9, 2021, the PUC issued an order approving the Utilities’ proposed Pilot Process submitted in April 2021 with modifications, including a cost recovery process that generally allows the Utilities to defer and recover total annual expenditures of approved pilot projects in full over twelve months beginning June 1 of the year following implementation through the RBA rate adjustment, although the Utilities may determine on a case-by-case basis that a particular project’s deferred costs should be amortized over a period greater than twelve months. On July 28, 2021, the Utilities submitted the finalized Pilot Process to govern the review of the pilot project proposals, as directed by the July 9, 2021 order.
On February 28, 2022, the Utilities filed their first annual Pilot Update report covering pilot projects that were approved and initiated prior to the commencement of the expedited notification and review process. The Pilot Update reported on approximately $0.1 million of 2021 deferred costs which was incorporated in the Utilities’ adjustments to target revenue in the 2022 spring revenue report. The PUC approved the Utilities’ recovery of the 2021 Pilot amounts effective June 1, 2022 through the RBA rate adjustment.
On October 19, 2022, the PUC approved the Utilities’ proposed Workplan as supplemented on September 23, 2022, completing the initial workplan development phase. On October 20, 2022, the PUC opened a new docket to receive and address Notices submitted pursuant to the Pilot Process, commencing the implementation phase.
On October 26, 2022, the Utilities filed for the PUC’s approval to commence a Clearinghouse Pilot project in January 2023, which is to establish a cloud-based data analytics clearinghouse repository. This is the first notice filed in the Pilot Process implementation phase.
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
•Service Reliability Performance measured by Transmission and Distribution-caused System Average Interruption Duration and Frequency Indexes (penalties only). Target performance is based on each utility’s historical 10-year average performance with a deadband of one standard deviation. The maximum penalty for each performance index is 20 basis points applied to the common equity share of each respective utility’s approved rate base (or maximum penalties of approximately $6.8 million - for both indices in total for the three utilities). For the 2021 evaluation period, the Utilities incurred $0.2 million in penalties.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
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
•Phase 2 RFP PIMs. The PUC order issued on October 9, 2019 establishes pricing thresholds, timelines to complete contracting, and other performance criteria for the performance incentive eligibility. The PIMs provide incentives only without penalties. On July 9, 2020, the Utilities filed two Grid Services Purchase Agreements (GSPA) for the Grid Service RFP that potentially qualify for a demand response PIM; however, details of the incentive metrics will be determined by the PUC. On September 15, 2020, the Utilities filed one PPA that qualified for a PIM incentive and on February 16, 2021, the Utilities filed one additional PPA that qualified for a declining PIM incentive. The PUC approved two PPAs in September 2021 and November 2021 and two GSPAs on December 31, 2020. For the 2021 evaluation period, the Utilities earned $0.1 million in rewards related to the two PPAs.
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
•Low-to-Moderate Income (LMI) Energy Efficiency PIM that provides financial rewards for collaboration between the Utilities and the third-party Public Benefits Fee Administrator to deliver energy savings for low- and moderate-income customers. The Utilities can earn a total annual maximum reward of $2.0 million. The PIM will initially have a duration of three years and be subject to an annual review. The evaluation period is based on Hawaii Energy’s program year with the initial evaluation year being the period of July 1, 2021 through June 30, 2022. The Utilities accrued $0.3 million in estimated rewards for the program period ending June 30, 2022.
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
Annual review cycle. PBR D&O established an annual review cycle for revenue adjustments under the PBR Framework, including the biannual submission of the revenue reports. The Utilities fall revenue report was filed on October 31, 2022, which is subject to PUC approval. The filing reflected ARA revenues for 2023 to be collected from January 1 through December 31, 2023, as follows:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
2023 ARA revenues	$27.0	$6.6	$6.5	$40.1
Management Audit savings commitment	(4.6)	(1.0)	(1.0)	(6.6)
Net 2023 ARA revenues	$22.4	$5.6	$5.5	$33.5

The proposed net incremental amounts between the 2022 spring and fall revenue reports are as follows. The amounts are to be collected (refunded) from January 1 through December 31, 2023 under the RBA rate tariffs, which was proposed in the 2022 fall revenue report filing and is subject to PUC approval.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
Incremental RAM revenues and ARA revenues	$27.0	$6.6	$6.5	$40.1
Annual change in accrued RBA balance through September 30, 2022 (and associated revenue taxes)	$(3.6)	$(6.7)	$(3.2)	$(13.5)
Incremental Performance Incentive Mechanisms (net)	0.3	0.1	—	0.4
Incremental MPIR/EPRM Revenue Adjustment	0.3	—	—	0.3
Net incremental amount to be collected under the RBA rate tariffs	$24.0	$—	$3.3	$27.3

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
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
Condensed consolidating financial information. Condensed consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the three and nine month periods ended September 30, 2022 and 2021, and as of September 30, 2022 and December 31, 2021.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended September 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$693,281	130,858	131,910	—	(78)	$955,971
Expenses
Fuel oil	280,447	40,540	62,615	—	—	383,602
Purchased power	171,470	37,263	16,476	—	—	225,209
Other operation and maintenance	77,115	21,882	22,113	—	—	121,110
Depreciation	39,474	10,350	8,887	—	—	58,711
Taxes, other than income taxes	64,051	12,026	12,213	—	—	88,290
Total expenses	632,557	122,061	122,304	—	—	876,922
Operating income	60,724	8,797	9,606	—	(78)	79,049
Allowance for equity funds used during construction	2,063	206	283	—	—	2,552
Equity in earnings of subsidiaries	10,577	—	—	—	(10,577)	—
Retirement defined benefits credit (expense)—other than service costs	760	166	(31)	—	—	895
Interest expense and other charges, net	(14,221)	(2,716)	(2,750)	—	78	(19,609)
Allowance for borrowed funds used during construction	674	63	88	—	—	825
Income before income taxes	60,577	6,516	7,196	—	(10,577)	63,712
Income taxes	10,543	1,424	1,483	—	—	13,450
Net income	50,034	5,092	5,713	—	(10,577)	50,262
Preferred stock dividends of subsidiaries	—	133	95	—	—	228
Net income attributable to Hawaiian Electric	50,034	4,959	5,618	—	(10,577)	50,034
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$49,764	4,959	5,618	—	(10,577)	$49,764

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended September 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$49,764	4,959	5,618	—	(10,577)	$49,764
Other comprehensive income, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes	5,411	768	732	—	(1,500)	5,411
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(5,303)	(766)	(733)	—	1,499	(5,303)
Other comprehensive income, net of taxes	108	2	(1)	—	(1)	108
Comprehensive income attributable to common shareholder	$49,872	4,961	5,617	—	(10,578)	$49,872

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended September 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$478,046	100,313	101,141	—	(1)	$679,499
Expenses
Fuel oil	126,909	21,104	32,669	—	—	180,682
Purchased power	136,688	31,159	17,912	—	—	185,759
Other operation and maintenance	75,191	19,964	21,313	—	—	116,468
Depreciation	38,912	10,050	8,424	—	—	57,386
Taxes, other than income taxes	45,239	9,333	9,440	—	—	64,012
Total expenses	422,939	91,610	89,758	—	—	604,307
Operating income	55,107	8,703	11,383	—	(1)	75,192
Allowance for equity funds used during construction	1,999	131	297	—	—	2,427
Equity in earnings of subsidiaries	12,028	—	—	—	(12,028)	—
Retirement defined benefits credit (expense)—other than service costs	741	166	(30)	—	—	877
Interest expense and other charges, net	(12,943)	(2,590)	(2,616)	—	1	(18,148)
Allowance for borrowed funds used during construction	676	44	107	—	—	827
Income before income taxes	57,608	6,454	9,141	—	(12,028)	61,175
Income taxes	6,996	1,433	1,906	—	—	10,335
Net income	50,612	5,021	7,235	—	(12,028)	50,840
Preferred stock dividends of subsidiaries	—	133	95	—	—	228
Net income attributable to Hawaiian Electric	50,612	4,888	7,140	—	(12,028)	50,612
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$50,342	4,888	7,140	—	(12,028)	$50,342

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended September 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$50,342	4,888	7,140	—	(12,028)	$50,342
Other comprehensive income, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes	2,905	393	393	—	(786)	2,905
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(2,799)	(391)	(393)	—	784	(2,799)
Other comprehensive income, net of taxes	106	2	—	—	(2)	106
Comprehensive income attributable to common shareholder	$50,448	4,890	7,140	—	(12,030)	$50,448

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Nine months ended September 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,769,995	363,888	349,866	—	(113)	$2,483,636
Expenses
Fuel oil	619,169	98,856	156,518	—	—	874,543
Purchased power	460,855	106,710	39,262	—	—	606,827
Other operation and maintenance	243,478	63,427	64,354	—	—	371,259
Depreciation	118,459	31,053	26,409	—	—	175,921
Taxes, other than income taxes	165,350	33,436	32,502	—	—	231,288
Total expenses	1,607,311	333,482	319,045	—	—	2,259,838
Operating income	162,684	30,406	30,821	—	(113)	223,798
Allowance for equity funds used during construction	5,999	616	816	—	—	7,431
Equity in earnings of subsidiaries	36,475	—	—	—	(36,475)	—
Retirement defined benefits credit (expense)—other than service costs	2,471	500	(95)	—	—	2,876
Interest expense and other charges, net	(40,833)	(7,967)	(8,048)	—	113	(56,735)
Allowance for borrowed funds used during construction	1,962	190	249	—	—	2,401
Income before income taxes	168,758	23,745	23,743	—	(36,475)	179,771
Income taxes	27,640	5,351	4,976	—	—	37,967
Net income	141,118	18,394	18,767	—	(36,475)	141,804
Preferred stock dividends of subsidiaries	—	400	286	—	—	686
Net income attributable to Hawaiian Electric	141,118	17,994	18,481	—	(36,475)	141,118
Preferred stock dividends of Hawaiian Electric	810	—	—	—	—	810
Net income for common stock	$140,308	17,994	18,481	—	(36,475)	$140,308

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Nine months ended September 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$140,308	17,994	18,481	—	(36,475)	$140,308
Other comprehensive income, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes	9,782	1,366	1,938		(3,304)	9,782
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(9,572)	(1,362)	(1,938)		3,300	(9,572)
Other comprehensive income, net of taxes	210	4	—	—	(4)	210
Comprehensive income attributable to common shareholder	$140,518	17,998	18,481	—	(36,479)	$140,518

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Nine months ended September 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,301,297	276,974	267,992	—	(21)	$1,846,242
Expenses
Fuel oil	306,982	57,175	83,088	—	—	447,245
Purchased power	370,240	76,992	43,288	—	—	490,520
Other operation and maintenance	230,429	57,350	61,401	—	—	349,180
Depreciation	116,733	30,151	25,238	—	—	172,122
Taxes, other than income taxes	124,167	25,865	25,153	—	—	175,185
Total expenses	1,148,551	247,533	238,168	—	—	1,634,252
Operating income	152,746	29,441	29,824	—	(21)	211,990
Allowance for equity funds used during construction	5,677	403	915	—	—	6,995
Equity in earnings of subsidiaries	35,282	—	—	—	(35,282)	—
Retirement defined benefits credit (expense)—other than service costs	2,511	503	(96)	—	—	2,918
Interest expense and other charges, net	(38,604)	(7,744)	(7,799)	—	21	(54,126)
Allowance for borrowed funds used during construction	1,921	136	329	—	—	2,386
Income before income taxes	159,533	22,739	23,173	—	(35,282)	170,163
Income taxes	23,122	5,152	4,792	—	—	33,066
Net income	136,411	17,587	18,381	—	(35,282)	137,097
Preferred stock dividends of subsidiaries	—	400	286	—	—	686
Net income attributable to Hawaiian Electric	136,411	17,187	18,095	—	(35,282)	136,411
Preferred stock dividends of Hawaiian Electric	810	—	—	—	—	810
Net income for common stock	$135,601	17,187	18,095	—	(35,282)	$135,601

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Nine months ended September 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$135,601	17,187	18,095	—	(35,282)	$135,601
Other comprehensive income, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes	14,596	2,062	1,915	—	(3,977)	14,596
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(14,421)	(2,059)	(1,915)	—	3,974	(14,421)
Other comprehensive income, net of taxes	175	3	—	—	(3)	175
Comprehensive income attributable to common shareholder	$135,776	17,190	18,095	—	(35,285)	$135,776

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
September 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi- diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,860	5,606	3,594	—	—	$52,060
Plant and equipment	5,218,701	1,403,784	1,268,441	—	—	7,890,926
Right-of-use assets - finance lease	48,371	—	—	—	—	48,371
Less accumulated depreciation	(1,845,767)	(640,257)	(581,618)	—	—	(3,067,642)
Construction in progress	197,033	25,671	34,878	—	—	257,582
Utility property, plant and equipment, net	3,661,198	794,804	725,295	—	—	5,181,297
Nonutility property, plant and equipment, less accumulated depreciation	5,300	114	1,532	—	—	6,946
Total property, plant and equipment, net	3,666,498	794,918	726,827	—	—	5,188,243
Investment in wholly owned subsidiaries, at equity	689,016	—	—	—	(689,016)	—
Current assets
Cash and cash equivalents	13,295	5,154	2,778	77	—	21,304
Advances to affiliates	—	1,500	16,000	—	(17,500)	—
Customer accounts receivable, net	181,813	40,566	36,593	—	—	258,972
Accrued unbilled revenues, net	167,037	26,508	26,875	—	—	220,420
Other accounts receivable, net	26,795	4,615	4,691	—	(20,609)	15,492
Fuel oil stock, at average cost	184,981	20,817	23,927	—	—	229,725
Materials and supplies, at average cost	45,405	10,621	21,553	—	—	77,579
Prepayments and other	33,628	6,731	6,611	—	(1,172)	45,798
Regulatory assets	50,074	2,397	3,435	—	—	55,906
Total current assets	703,028	118,909	142,463	77	(39,281)	925,196
Other long-term assets
Operating lease right-of-use assets	44,802	35,953	12,954	—	—	93,709
Regulatory assets	298,759	73,845	68,678	—	—	441,282
Other	119,348	18,831	20,233	—	(296)	158,116
Total other long-term assets	462,909	128,629	101,865	—	(296)	693,107
Total assets	$5,521,451	1,042,456	971,155	77	(728,593)	$6,806,546
Capitalization and liabilities
Capitalization
Common stock equity	$2,307,992	338,598	350,341	77	(689,016)	$2,307,992
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,176,814	244,417	263,468	—	—	1,684,699
Total capitalization	3,507,099	590,015	618,809	77	(689,016)	4,026,984
Current liabilities
Current portion of operating lease liabilities	9,371	6,611	2,590	—	—	18,572
Current portion of long-term debt	39,996	11,999	—	—	—	51,995
Short-term borrowings from non-affiliates	97,450	—	—	—	—	97,450
Short-term borrowings from affiliate	17,500	—	—	—	(17,500)	—
Accounts payable	117,259	26,043	22,159	—	—	165,461
Interest and preferred dividends payable	20,800	3,822	4,583	—	(41)	29,164
Taxes accrued, including revenue taxes	181,935	39,023	36,557	—	(1,172)	256,343
Regulatory liabilities	15,349	6,451	7,518	—	—	29,318
Other	62,303	18,022	20,188	—	(20,725)	79,788
Total current liabilities	561,963	111,971	93,595	—	(39,438)	728,091
Deferred credits and other liabilities
Operating lease liabilities	43,275	29,517	10,519	—	—	83,311
Finance lease liabilities	46,468	—	—	—	—	46,468
Deferred income taxes	278,230	50,774	63,172	—	—	392,176
Regulatory liabilities	725,346	183,073	92,639	—	—	1,001,058
Unamortized tax credits	71,916	13,354	12,731	—	—	98,001
Defined benefit pension and other postretirement benefit plans liability	211,560	46,584	50,128	—	(139)	308,133
Other	75,594	17,168	29,562		—	122,324
Total deferred credits and other liabilities	1,452,389	340,470	258,751	—	(139)	2,051,471
Total capitalization and liabilities	$5,521,451	1,042,456	971,155	77	(728,593)	$6,806,546

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Nine months ended September 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2021	$2,261,899	332,900	343,260	77	(676,237)	$2,261,899
Net income for common stock	140,308	17,994	18,481	—	(36,475)	140,308
Other comprehensive income, net of taxes	210	4	—	—	(4)	210
Common stock dividends	(94,425)	(12,300)	(11,400)	—	23,700	(94,425)
Balance, September 30, 2022	$2,307,992	338,598	350,341	77	(689,016)	$2,307,992

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Nine months ended September 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2020	$2,141,918	317,451	309,363	77	(626,891)	$2,141,918
Net income for common stock	135,601	17,187	18,095	—	(35,282)	135,601
Other comprehensive income, net of taxes	175	3	—	—	(3)	175
Common stock dividends	(83,775)	(10,950)	(11,326)	—	22,276	(83,775)
Balance, September 30, 2021	$2,193,919	323,691	316,132	77	(639,900)	$2,193,919

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$74,053	38,302	35,512	—	(23,700)	$124,167
Cash flows from investing activities
Capital expenditures	(152,015)	(34,055)	(39,806)	—	—	(225,876)
Advances to affiliates	1,000	(1,500)	(16,000)	—	16,500	—
Other	4,545	825	1,380	—	—	6,750
Net cash used in investing activities	(146,470)	(34,730)	(54,426)	—	16,500	(219,126)
Cash flows from financing activities
Common stock dividends	(94,425)	(12,300)	(11,400)	—	23,700	(94,425)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Proceeds from issuance of long-term debt	40,000	10,000	10,000	—	—	60,000
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	114,950	(1,000)	—	—	(16,500)	97,450
Payments of obligations under finance leases	(266)	—	—	—	—	(266)
Other	(170)	(44)	(44)	—	—	(258)
Net cash provided by financing activities	59,279	(3,744)	(1,730)	—	7,200	61,005
Net decrease in cash and cash equivalents	(13,138)	(172)	(20,644)	—	—	(33,954)
Cash and cash equivalents, beginning of period	26,433	5,326	23,422	77	—	55,258
Cash and cash equivalents, end of period	$13,295	5,154	2,778	77	—	$21,304

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$157,191	32,698	30,643	—	(22,276)	$198,256
Cash flows from investing activities
Capital expenditures	(137,916)	(33,511)	(32,319)	—	—	(203,746)
Advances from affiliates	26,000	—	—	—	(26,000)	—
Other	4,136	1,121	900	—	—	6,157
Net cash used in investing activities	(107,780)	(32,390)	(31,419)	—	(26,000)	(197,589)
Cash flows from financing activities
Common stock dividends	(83,775)	(10,950)	(11,326)	—	22,276	(83,775)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Repayment of short-term debt	(50,000)	—	—	—	—	(50,000)
Proceeds from issuance of long-term debt	60,000	30,000	25,000	—	—	115,000
Net decrease in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	—	(18,100)	(7,900)	—	26,000	—
Other	(703)	(116)	(123)	—	—	(942)
Net cash provided by (used in) financing activities	(75,288)	434	5,365	—	48,276	(21,213)
Net increase (decrease) in cash, cash equivalents and restricted cash	(25,877)	742	4,589	—	—	(20,546)
Cash, cash equivalents and restricted cash, beginning of period	58,171	3,046	2,032	77	—	63,326
Cash, cash equivalents and restricted cash, end of period	32,294	3,788	6,621	77	—	42,780
Less: Restricted cash	(6,313)	—	—	—	—	(6,313)
Cash and cash equivalents, end of period	$25,981	3,788	6,621	77	—	$36,467

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 4 ·Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income and Comprehensive Income Data

	Three months ended September 30		Nine months ended September 30
(in thousands)	2022	2021	2022	2021
Interest and dividend income
Interest and fees on loans	$53,365	$49,445	$147,499	$150,418
Interest and dividends on investment securities	15,052	11,996	43,729	31,709
Total interest and dividend income	68,417	61,441	191,228	182,127
Interest expense
Interest on deposit liabilities	1,704	1,176	3,572	3,919
Interest on other borrowings	1,055	5	1,199	55
Total interest expense	2,759	1,181	4,771	3,974
Net interest income	65,658	60,260	186,457	178,153
Provision for credit losses	(186)	(1,725)	(692)	(22,367)
Net interest income after provision for credit losses	65,844	61,985	187,149	200,520
Noninterest income
Fees from other financial services	4,763	4,800	15,066	15,337
Fee income on deposit liabilities	4,879	4,262	14,122	12,029
Fee income on other financial products	2,416	2,124	7,663	6,767
Bank-owned life insurance	122	2,026	661	6,211
Mortgage banking income	181	1,272	1,630	7,497
Gain on sale of real estate	—	—	1,002	—
Gain on sale of investment securities, net	—	—	—	528
Other income, net	633	283	1,480	631
Total noninterest income	12,994	14,767	41,624	49,000
Noninterest expense
Compensation and employee benefits	28,597	30,888	83,478	86,595
Occupancy	5,577	5,157	16,996	15,226
Data processing	4,509	4,278	13,144	13,162
Services	2,751	2,272	7,712	7,609
Equipment	2,432	2,373	7,163	6,989
Office supplies, printing and postage	1,123	1,072	3,256	3,094
Marketing	925	995	2,877	2,308
FDIC insurance	914	808	2,613	2,412
Other expense	4,729	3,668	11,929	9,790
Total noninterest expense	51,557	51,511	149,168	147,185
Income before income taxes	27,281	25,241	79,605	102,335
Income taxes	6,525	5,976	17,513	23,230
Net income	20,756	19,265	62,092	79,105
Other comprehensive loss, net of taxes	(98,942)	(11,684)	(310,218)	(40,439)
Comprehensive income (loss)	$(78,186)	$7,581	$(248,126)	$38,666

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Reconciliation to amounts per HEI Condensed Consolidated Statements of Income*:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2022	2021	2022	2021
Interest and dividend income	$68,417	$61,441	$191,228	$182,127
Noninterest income	12,994	14,767	41,624	49,000
Less: Gain on sale of real estate	—	—	1,002	—
Less: Gain on sale of investment securities, net	—	—	—	528
*Revenues-Bank	81,411	76,208	231,850	230,599
Total interest expense	2,759	1,181	4,771	3,974
Provision for credit losses	(186)	(1,725)	(692)	(22,367)
Noninterest expense	51,557	51,511	149,168	147,185
Less: Gain on sale of real estate	—	—	1,002	—
Less: Retirement defined benefits credit—other than service costs	(181)	(184)	(552)	(1,648)
*Expenses-Bank	54,311	51,151	152,797	130,440
*Operating income-Bank	27,100	25,057	79,053	100,159
Add back: Retirement defined benefits credit—other than service costs	(181)	(184)	(552)	(1,648)
Add back: Gain on sale of investment securities, net	—	—	—	528
Income before income taxes	$27,281	$25,241	$79,605	$102,335

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	September 30, 2022		December 31, 2021
Assets
Cash and due from banks		$143,618		$100,051
Interest-bearing deposits		6,179		151,189
Cash and cash equivalents		149,797		251,240
Investment securities
Available-for-sale, at fair value		2,232,336		2,574,618
Held-to-maturity, at amortized cost (fair value of $411,191 and $510,474, respectively)		510,879		522,270
Stock in Federal Home Loan Bank, at cost		15,000		10,000
Loans held for investment		5,687,390		5,211,114
Allowance for credit losses		(70,406)		(71,130)
Net loans		5,616,984		5,139,984
Loans held for sale, at lower of cost or fair value		3,101		10,404
Other		705,324		590,897
Goodwill		82,190		82,190
Total assets		$9,315,611		$9,181,603
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$2,921,857		$2,976,632
Deposit liabilities—interest-bearing		5,337,028		5,195,580
Other borrowings		409,040		88,305
Other		198,596		193,268
Total liabilities		8,866,521		8,453,785

Common stock		1		1
Additional paid-in capital		355,293		353,895
Retained earnings		441,796		411,704
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(340,266)		$(32,037)
Retirement benefit plans	(7,734)	(348,000)	(5,745)	(37,782)
Total shareholder’s equity		449,090		727,818
Total liabilities and shareholder’s equity		$9,315,611		$9,181,603

Other assets
Bank-owned life insurance		$181,107		$177,566
Premises and equipment, net		196,035		202,299
Accrued interest receivable		23,140		20,854
Mortgage-servicing rights		9,351		9,950
Low-income housing investments		110,700		110,989
Real estate acquired in settlement of loans, net		271		—
Real estate held for sale		3,030		—
Deferred tax asset		120,442		7,699
Other		61,248		61,540
		$705,324		$590,897
Other liabilities
Accrued expenses		$94,782		$87,905
Cashier’s checks		36,393		33,675
Advance payments by borrowers		4,488		9,994
Other		62,933		61,694
		$198,596		$193,268

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Other borrowings consisted of FHLB advances of $125.0 million and nil at September 30, 2022 and December 31, 2021, respectively, and securities sold under agreements to repurchase of $284.0 million and $88.3 million at September 30, 2022 and December 31, 2021, respectively.
Investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
September 30, 2022
Available-for-sale
U.S. Treasury and federal agency obligations	$104,278	$—	$(7,865)	$96,413	16	$78,651	$(5,672)	1	$17,762	$(2,193)
Mortgage-backed securities*	2,533,445	13	(452,503)	2,080,955	139	735,328	(110,054)	109	1,342,950	(342,449)
Corporate bonds	44,412	—	(4,477)	39,935	5	39,935	(4,477)	—	—	—
Mortgage revenue bonds	15,033	—	—	15,033	—	—	—	—	—	—
	$2,697,168	$13	$(464,845)	$2,232,336	160	$853,914	$(120,203)	110	$1,360,712	$(344,642)
Held-to-maturity
U.S. Treasury and Federal agency obligations	$59,888	$—	$(8,918)	$50,970	2	$33,821	$(6,106)	1	$17,149	$(2,812)
Mortgage-backed securities*	450,991	—	(90,770)	360,221	13	91,218	(19,048)	24	269,003	(71,722)
	$510,879	$—	$(99,688)	$411,191	15	$125,039	$(25,154)	25	$286,152	$(74,534)
December 31, 2021
Available-for-sale
U.S. Treasury and federal agency obligations	$89,714	$803	$(427)	$90,090	4	$44,827	$(427)	—	$—	$—
Mortgage-backed securities*	2,482,618	6,511	(51,206)	2,437,923	120	1,845,243	(38,321)	18	271,012	(12,885)
Corporate bonds	30,625	655	(102)	31,178	1	12,780	(102)	—	—	—
Mortgage revenue bonds	15,427	—	—	15,427	—	—	—	—	—	—
	$2,618,384	$7,969	$(51,735)	$2,574,618	125	$1,902,850	$(38,850)	18	$271,012	$(12,885)
Held-to-maturity
U.S. Treasury and Federal agency obligations	$59,871	$168	$(170)	$59,869	2	$39,594	$(170)	—	$—	$—
Mortgage-backed securities*	462,399	1,480	(13,274)	450,605	22	290,883	(7,665)	7	106,483	(5,609)
	$522,270	$1,648	$(13,444)	$510,474	24	$330,477	$(7,835)	7	$106,483	$(5,609)
* Issued or guaranteed by U.S. Government agencies or sponsored agencies
ASB does not believe that the investment securities that were in an unrealized loss position at September 30, 2022 and December 31, 2021, represent a credit loss. Total gross unrealized losses were primarily attributable to change in market conditions. On a quarterly basis the investment securities are evaluated for changes in financial condition of the issuer. Based upon ASB’s evaluation, all securities held within the investment portfolio continue to be investment grade by one or more agencies. The contractual cash flows of the U.S. Treasury, federal agency obligations and agency mortgage-backed securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB’s investment securities portfolio did not require an allowance for credit losses at September 30, 2022 and December 31, 2021.

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
The contractual maturities of investment securities were as follows:

September 30, 2022	Amortized cost	Fair value
(in thousands)
Available-for-sale
Due in one year or less	$15,239	$15,195
Due after one year through five years	81,842	76,442
Due after five years through ten years	66,642	59,744
Due after ten years	—	—
	163,723	151,381
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	2,533,445	2,080,955
Total available-for-sale securities	$2,697,168	$2,232,336
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	59,888	50,970
Due after ten years	—	—
	59,888	50,970
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	450,991	360,221
Total held-to-maturity securities	$510,879	$411,191
The proceeds, gross gains and losses from sales of available-for-sale securities were as follows:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2022	2021	2022	2021
Proceeds	$—	$—	$—	$197,354
Gross gains	—	—	—	975
Gross losses	—	—	—	447
Tax expense on realized gains	—	—	—	142
Transfer of available-for sale securities to held-to-maturity - subsequent event. In October 2022, ASB transferred 66 available-for-sale investment securities with a fair value of $755 million to the held-to-maturity category. On the date of transfer, these securities had a total unrealized loss of $206 million. There was no impact to net income as a result of the transfer.
These transfers were executed to mitigate the potential future impact to capital through accumulated other comprehensive loss and the impact of rising rates on the market value of the investment securities. ASB believes that it maintains sufficient liquidity for future business needs and it has the positive intent and ability to hold these securities to maturity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The components of loans were summarized as follows:

	September 30, 2022	December 31, 2021
(in thousands)
Real estate:
Residential 1-4 family	$2,392,780	$2,299,212
Commercial real estate	1,295,737	1,056,982
Home equity line of credit	967,153	835,663
Residential land	21,539	19,859
Commercial construction	89,185	91,080
Residential construction	20,303	11,138
Total real estate	4,786,697	4,313,934
Commercial	703,737	793,304
Consumer	216,744	113,966
Total loans	5,707,178	5,221,204
Less: Deferred fees and discounts	(19,788)	(10,090)
Allowance for credit losses	(70,406)	(71,130)
Total loans, net	$5,616,984	$5,139,984
ASB's policy is to require private mortgage insurance on all real estate loans when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For non-owner occupied residential property purchases, the loan-to-value ratio may not exceed 75% of the lower of the appraised value or purchase price at origination.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Allowance for credit losses.  The allowance for credit losses (balances and changes) by portfolio segment were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Total
Three months ended September 30, 2022
Allowance for credit losses:
Beginning balance	$8,520	$20,900	$6,096	$677	$2,634	$46	$12,413	$18,170	$69,456
Charge-offs	—	—	—	—	—	—	(143)	(1,503)	(1,646)
Recoveries	2	—	14	—	—	—	303	963	1,282
Provision	(938)	136	(167)	12	(1,635)	3	378	3,525	1,314
Ending balance	$7,584	$21,036	$5,943	$689	$999	$49	$12,951	$21,155	$70,406
Three months ended September 30, 2021
Allowance for credit losses:
Beginning balance	$5,518	$28,708	$5,335	$618	$1,629	$16	$20,058	$16,370	$78,252
Charge-offs	(47)	—	(5)	—	—	—	(266)	(1,597)	(1,915)
Recoveries	5	—	7	35	—	—	417	1,118	1,582
Provision	522	(2,750)	441	(19)	104	(3)	(758)	488	(1,975)
Ending balance	$5,998	$25,958	$5,778	$634	$1,733	$13	$19,451	$16,379	$75,944
Nine months ended September 30, 2022
Allowance for credit losses:
Beginning balance	$6,545	$24,696	$5,657	$646	$2,186	$18	$15,798	$15,584	$71,130
Charge-offs	—	—	—	—	—	—	(367)	(4,354)	(4,721)
Recoveries	13	—	56	101	—	—	1,055	2,964	4,189
Provision	1,026	(3,660)	230	(58)	(1,187)	31	(3,535)	6,961	(192)
Ending balance	$7,584	$21,036	$5,943	$689	$999	$49	$12,951	$21,155	$70,406
Nine months ended September 30, 2021
Allowance for credit losses:
Beginning balance	$4,600	$35,607	$6,813	$609	$4,149	$11	$25,462	$23,950	$101,201
Charge-offs	(67)	—	(45)	—	—	—	(1,356)	(6,388)	(7,856)
Recoveries	59	—	83	56	—	—	1,056	3,312	4,566
Provision	1,406	(9,649)	(1,073)	(31)	(2,416)	2	(5,711)	(4,495)	(21,967)
Ending balance	$5,998	$25,958	$5,778	$634	$1,733	$13	$19,451	$16,379	$75,944

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Allowance for loan commitments.  The allowance for loan commitments by portfolio segment were as follows:

(in thousands)	Home equity line of credit	Commercial construction	Commercial loans	Total
Three months ended September 30, 2022
Allowance for loan commitments:
Beginning balance	$400	$4,100	$1,400	$5,900
Provision	—	(1,500)	—	(1,500)
Ending balance	$400	$2,600	$1,400	$4,400
Three months ended September 30, 2021
Allowance for loan commitments:
Beginning balance	$400	$2,400	$850	$3,650
Provision	—	300	(50)	250
Ending balance	$400	$2,700	$800	$3,900
Nine months ended September 30, 2022
Allowance for loan commitments:
Beginning balance	$400	$3,700	$800	$4,900
Provision	—	(1,100)	600	(500)
Ending balance	$400	$2,600	$1,400	$4,400
Nine months ended September 30, 2021
Allowance for loan commitments:
Beginning balance	$300	$3,000	$1,000	$4,300
Provision	100	(300)	(200)	(400)
Ending balance	$400	$2,700	$800	$3,900
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The credit risk profile by vintage date based on payment activity or internally assigned grade for loans was as follows:

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Converted to term loans	Total
September 30, 2022
Residential 1-4 family
Current	$305,656	$761,490	$428,088	$115,625	$53,423	$720,572	$—	$—	$2,384,854
30-59 days past due	—	—	—	—	—	1,389	—	—	1,389
60-89 days past due	—	—	—	—	—	2,040	—	—	2,040
Greater than 89 days past due	—	—	267	—	809	3,421	—	—	4,497
	305,656	761,490	428,355	115,625	54,232	727,422	—	—	2,392,780
Home equity line of credit
Current	—	—	—	—	—	—	924,228	41,514	965,742
30-59 days past due	—	—	—	—	—	—	242	130	372
60-89 days past due	—	—	—	—	—	—	106	43	149
Greater than 89 days past due	—	—	—	—	—	—	427	463	890
	—	—	—	—	—	—	925,003	42,150	967,153
Residential land
Current	5,516	9,263	5,410	338	525	390	—	—	21,442
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	97	—	—	97
	5,516	9,263	5,410	338	525	487	—	—	21,539
Residential construction
Current	6,028	11,804	2,471	—	—	—	—	—	20,303
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	6,028	11,804	2,471	—	—	—	—	—	20,303
Consumer
Current	152,156	24,939	7,779	11,509	1,487	167	11,097	4,536	213,670
30-59 days past due	786	181	119	303	43	—	41	74	1,547
60-89 days past due	229	111	50	162	35	—	23	53	663
Greater than 89 days past due	128	178	69	213	61	—	68	147	864
	153,299	25,409	8,017	12,187	1,626	167	11,229	4,810	216,744
Commercial real estate
Pass	293,602	179,753	297,137	51,953	57,857	297,949	4,235	—	1,182,486
Special Mention	—	11,250	3,467	40,838	415	27,202	—	—	83,172
Substandard	—	—	668	11,371	1,822	16,218	—	—	30,079
Doubtful	—	—	—	—	—	—	—	—	—
	293,602	191,003	301,272	104,162	60,094	341,369	4,235	—	1,295,737
Commercial construction
Pass	—	46,263	9,570	—	11,342	—	22,010	—	89,185
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	—	46,263	9,570	—	11,342	—	22,010	—	89,185
Commercial
Pass	145,209	185,304	82,895	68,730	39,524	65,509	75,669	14,430	677,270
Special Mention	—	—	295	6,103	25	784	3,750	10	10,967
Substandard	422	2,496	143	766	1,355	4,819	4,382	1,117	15,500
Doubtful	—	—	—	—	—	—	—	—	—
	145,631	187,800	83,333	75,599	40,904	71,112	83,801	15,557	703,737
Total loans	$909,732	$1,233,032	$838,428	$307,911	$168,723	$1,140,557	$1,046,278	$62,517	$5,707,178

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Converted to term loans	Total
December 31, 2021
Residential 1-4 family
Current	$791,758	$461,683	$133,345	$64,421	$124,994	$712,452	$—	$—	$2,288,653
30-59 days past due	—	—	—	809	—	2,210	—	—	3,019
60-89 days past due	—	—	—	—	—	1,468	—	—	1,468
Greater than 89 days past due	—	—	2,987	—	—	3,085	—	—	6,072
	791,758	461,683	136,332	65,230	124,994	719,215	—	—	2,299,212
Home equity line of credit
Current	—	—	—	—	—	—	794,518	39,116	833,634
30-59 days past due	—	—	—	—	—	—	296	313	609
60-89 days past due	—	—	—	—	—	—	16	70	86
Greater than 89 days past due	—	—	—	—	—	—	838	496	1,334
	—	—	—	—	—	—	795,668	39,995	835,663
Residential land
Current	10,572	6,794	1,116	532	267	181	—	—	19,462
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	397	—	—	397
	10,572	6,794	1,116	532	267	578	—	—	19,859
Residential construction
Current	7,856	3,019	—	—	263	—	—	—	11,138
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	7,856	3,019	—	—	263	—	—	—	11,138
Consumer
Current	37,563	15,488	29,383	10,897	302	238	12,740	4,157	110,768
30-59 days past due	202	181	517	234	15	—	156	70	1,375
60-89 days past due	59	127	392	183	8	—	7	106	882
Greater than 89 days past due	14	93	387	192	27	—	141	87	941
	37,838	15,889	30,679	11,506	352	238	13,044	4,420	113,966
Commercial real estate
Pass	173,794	275,242	49,317	56,490	33,581	259,583	11,602	—	859,609
Special Mention	19,600	3,529	42,935	30,870	20,788	32,824	—	—	150,546
Substandard	—	684	13,936	1,859	1,805	28,543	—	—	46,827
Doubtful	—	—	—	—	—	—	—	—	—
	193,394	279,455	106,188	89,219	56,174	320,950	11,602	—	1,056,982
Commercial construction
Pass	17,140	43,261	—	11,342	—	—	19,337	—	91,080
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	17,140	43,261	—	11,342	—	—	19,337	—	91,080
Commercial
Pass	266,087	96,963	79,329	56,497	31,019	66,570	96,673	15,510	708,648
Special Mention	40	27,336	10,071	202	439	8,966	15,303	18	62,375
Substandard	427	184	3,737	1,777	4,457	2,961	7,083	1,655	22,281
Doubtful	—	—	—	—	—	—	—	—	—
	266,554	124,483	93,137	58,476	35,915	78,497	119,059	17,183	793,304
Total loans	$1,325,112	$934,584	$367,452	$236,305	$217,965	$1,119,478	$958,710	$61,598	$5,221,204

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Revolving loans converted to term loans during the nine months ended September 30, 2022 in the commercial, home equity line of credit and consumer portfolios were $1.6 million, $12.9 million and $2.7 million, respectively. Revolving loans converted to term loans during the nine months ended September 30, 2021 in the commercial, home equity line of credit and consumer portfolios were $1.6 million, $13.6 million and $1.9 million, respectively.
The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Amortized cost> 90 days and accruing
September 30, 2022
Real estate:
Residential 1-4 family	$1,389	$2,040	$4,497	$7,926	$2,384,854	$2,392,780	$—
Commercial real estate	—	—	—	—	1,295,737	1,295,737	—
Home equity line of credit	372	149	890	1,411	965,742	967,153	—
Residential land	—	—	97	97	21,442	21,539	—
Commercial construction	—	—	—	—	89,185	89,185	—
Residential construction	—	—	—	—	20,303	20,303	—
Commercial	366	110	2,100	2,576	701,161	703,737	—
Consumer	1,547	663	864	3,074	213,670	216,744	—
Total loans	$3,674	$2,962	$8,448	$15,084	$5,692,094	$5,707,178	$—
December 31, 2021
Real estate:
Residential 1-4 family	$3,019	$1,468	$6,072	$10,559	$2,288,653	$2,299,212	$—
Commercial real estate	—	—	—	—	1,056,982	1,056,982	—
Home equity line of credit	609	86	1,334	2,029	833,634	835,663	—
Residential land	—	—	397	397	19,462	19,859	—
Commercial construction	—	—	—	—	91,080	91,080	—
Residential construction	—	—	—	—	11,138	11,138	—
Commercial	700	313	48	1,061	792,243	793,304	—
Consumer	1,375	882	941	3,198	110,768	113,966	—
Total loans	$5,703	$2,749	$8,792	$17,244	$5,203,960	$5,221,204	$—
The credit risk profile based on nonaccrual loans were as follows:

(in thousands)	September 30, 2022			December 31, 2021
	With a Related ACL	Without a Related ACL	Total	With a Related ACL	Without a Related ACL	Total
Real estate:
Residential 1-4 family	$6,125	$4,219	$10,344	$16,045	$3,703	$19,748
Commercial real estate	—	—	—	14,104	1,221	15,325
Home equity line of credit	3,715	916	4,631	4,227	1,294	5,521
Residential land	312	97	409	97	300	397
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	2,591	811	3,402	1,446	692	2,138
Consumer	1,346	—	1,346	1,845	—	1,845
Total	$14,089	$6,043	$20,132	$37,764	$7,210	$44,974

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The credit risk profile based on loans whose terms have been modified and accruing interest were as follows:

(in thousands)	September 30, 2022	December 31, 2021
Real estate:
Residential 1-4 family	$7,671	$6,949
Commercial real estate	9,633	3,055
Home equity line of credit	4,814	6,021
Residential land	806	980
Commercial construction	—	—
Residential construction	—	—
Commercial	6,011	7,860
Consumer	51	52
Total troubled debt restructured loans accruing interest	$28,986	$24,917
ASB did not recognize interest on nonaccrual loans for the nine months ended September 30, 2022 and 2021.
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
Loans modified as a TDR.  Loan modifications that occurred during the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three months ended September 30, 2022			Nine months ended September 30, 2022
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	2	$512	$—	3	$893	$135
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Residential land	1	204	16	1	204	16
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	—	—	—	1	288	20
Consumer	—	—	—	—	—	—
	3	$716	$16	5	$1,385	$171

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	Three months ended September 30, 2021			Nine months ended September 30, 2021
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	1	$442	$81	16	$10,363	$309
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Residential land	1	247	11	3	802	37
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	1	2,386	212	7	2,678	242
Consumer	—	—	—	—	—	—
	3	$3,075	$304	26	$13,843	$588
1 The period end balances reflect all paydowns and charge-offs since the modification period. TDRs fully paid off, charged-off, or foreclosed upon by period end are not included.

There were no loans modified in TDRs that experienced a payment default of 90 days or more during the third quarter and first nine months of 2022 and 2021.
If a loan modified in a TDR subsequently defaults, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled nil at September 30, 2022 and December 31, 2021.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Loans considered collateral-dependent were as follows:

	Amortized cost
(in thousands)	September 30, 2022	December 31, 2021	Collateral type
Real estate:
Residential 1-4 family	$4,699	$3,493	Residential real estate property
Commercial real estate	—	1,221	Commercial real estate property
Home equity line of credit	899	1,294	Residential real estate property
Residential land	97	300	Residential real estate property
Total real estate	5,695	6,308
Commercial	187	692	Business assets
Total	$5,882	$7,000
ASB had $4.6 million and $3.4 million of mortgage loans collateralized by residential real estate property that were in the process of foreclosure at September 30, 2022 and December 31, 2021, respectively.
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $12.1 million and $38.3 million for the three months ended September 30, 2022 and 2021, respectively, and recognized gains on such sales of $0.2 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively. ASB received proceeds from the sale of residential mortgages of $126.4 million and $304.8 million for the nine months ended September 30, 2022 and 2021, respectively, and recognized gains on such sales of $1.6 million and $7.5 million for the nine months ended September 30, 2022 and 2021, respectively.
There was one repurchased mortgage loan for the three and nine months ended September 30, 2022 and no repurchased mortgage loans for the three and nine months ended September 30, 2021.
Mortgage servicing fees, a component of other income, net, were $1.0 million for the three months ended September 30, 2022 and 2021, and $2.8 million for the nine months ended September 30, 2022 and 2021.
Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
September 30, 2022	$19,454	$(10,103)	$—	$9,351
December 31, 2021	18,674	(8,724)	—	9,950

Changes related to MSRs were as follows:

	Three months ended September 30,		Nine months ended September 30
(in thousands)	2022	2021	2022	2021
Mortgage servicing rights
Beginning balance	$9,696	$10,754	$9,950	$10,280
Amount capitalized	117	315	1,040	2,885
Amortization	(462)	(797)	(1,639)	(2,893)
Other-than-temporary impairment	—	—	—	—
Carrying amount before valuation allowance	9,351	10,272	9,351	10,272
Valuation allowance for mortgage servicing rights
Beginning balance	—	—	—	260
Provision	—	—	—	(260)
Other-than-temporary impairment	—	—	—	—
Ending balance	—	—	—	—
Net carrying value of mortgage servicing rights	$9,351	$10,272	$9,351	$10,272

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
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Unpaid principal balance	$1,467,806	$1,481,899
Weighted average note rate	3.36%	3.38%
Weighted average discount rate	9.25%	9.25%
Weighted average prepayment speed	6.72%	9.77%

The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Prepayment rate:
25 basis points adverse rate change	$(144)	$(714)
50 basis points adverse rate change	(299)	(1,608)
Discount rate:
25 basis points adverse rate change	(177)	(129)
50 basis points adverse rate change	(351)	(256)
The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.
Other borrowings.  As of September 30, 2022 and December 31, 2021, ASB had $125 million and nil of FHLB advances outstanding, respectively, and no federal funds purchased with the Federal Reserve Bank. ASB was in compliance with all Advances, Pledge and Security Agreement requirements as of September 30, 2022.
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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheets	Net amount of liabilities presented in the Balance Sheets
Repurchase agreements
September 30, 2022	$284	$—	$284
December 31, 2021	88	—	88

	Gross amount not offset in the Balance Sheets
(in millions)	Net amount of liabilities presented in the Balance Sheets	Financial instruments	Cash collateral pledged
Commercial account holders
September 30, 2022	$284	$285	$—
December 31, 2021	88	161	—

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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	September 30, 2022		December 31, 2021
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$5,635	$(85)	$39,377	$638
Forward commitments	5,250	172	38,000	(11)
ASB’s derivative financial instruments, their fair values and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	September 30, 2022		December 31, 2021
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$3	$88	$638	$—
Forward commitments	172	—	—	11
	$175	$88	$638	$11
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statements of Income	Three months ended September 30,		Nine months ended September 30
(in thousands)		2022	2021	2022	2021
Interest rate lock commitments	Mortgage banking income	$(129)	$(63)	$(722)	$(4,228)
Forward commitments	Mortgage banking income	145	150	182	609
		$16	$87	$(540)	$(3,619)
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $71.4 million and $62.8 million at September 30, 2022 and December 31, 2021, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
other assets. As of September 30, 2022, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.
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
None of the facilities are collateralized. As of September 30, 2022 and December 31, 2021, no amounts were outstanding under the Credit Facilities.
The Credit Facilities will be maintained to support each company’s respective short-term commercial paper program, but may be drawn on to meet each company’s respective working capital needs and general corporate purposes.
Changes in debt.
HEI private placement. On September 29, 2022, HEI entered into a note purchase agreement (HEI NPA) under which HEI has authorized the issue and sale of $110 million of unsecured senior notes that were drawn on November 1, 2022, as displayed in the table below.

	HEI Series 2022C	HEI Green Series 2022D
Aggregate principal amount	$75 million	$35 million
Fixed coupon interest rate	5.43%	5.43%
Maturity date	11/1/2032	11/1/2034
Proceeds from the Series 2022C tranche are expected to be used for general corporate purposes, including refinancing a portion of $150 million of maturing debt in November 2022 and to repay a portion of HEI commercial paper outstanding. Proceeds from the Green Series 2022D tranche are expected to be used to finance and/or refinance Green Investments, as defined in the HEI NPA, provided, however, that pending the full allocation of an amount equal to the proceeds from the Green Series 2022D to eligible Green Investments, the proceeds of the Green Series 2022D tranche will be managed in accordance with the Company’s normal treasury practices, including the repayment of existing indebtedness and/or used for working capital purposes.
Once drawn, interest on the notes is paid semiannually on June 15th and December 15th. The HEI NPA contains certain restrictive financial covenants that are substantially the same as the financial covenants contained in HEI’s senior credit facility, as amended. The HEI notes may be prepaid in whole or in part at any time at the prepayment price of the principal amount, together with interest accrued to the date of prepayment plus a “Make-Whole Amount,” as defined in the agreements.
On September 29, 2021, HEI executed a $125 million private placement, utilizing a delayed draw feature with two tranches. The first tranche of $75 million was drawn on December 29, 2021 and the proceeds were primarily used to invest in the Utilities’ equity to support its capital expenditure program and maintain a Utilities’ equity capitalization ratio of approximately 58%. The second and final tranche of $50 million was drawn on October 26, 2022, to refinance a portion of $150 million of debt that matures on November 20, 2022.
HEI term loan. On October 20, 2022, HEI entered into a term loan facility in the aggregate principal amount of $100 million. The term loan facility allows HEI to draw down proceeds on a delayed basis through March 31, 2023, at which time the term loan commitment expires. Any borrowings under the facility mature on November 30, 2023. Borrowings under the facility bear interest at Term Secured Overnight Financing Rate (SOFR), as defined in the agreement, plus an applicable margin. The term loan facility contains certain restrictive financial covenants that are substantially the same as the financial covenants contained in the HEI Facility.
Mahipapa loan. On July 1, 2022, Mahipapa, LLC (Mahipapa), a wholly owned subsidiary of Pacific Current, acquired Green Energy Team, LLC’s 7.5 MW renewable, firm dispatchable closed-loop biomass-to-energy facility on Kauai. In connection with the acquisition, Mahipapa assumed approximately $61 million of long-term debt in various tranches that mature on various dates through 2036. Principal and interest total approximately $1.6 million per quarter. The loan is secured by all of the assets of Mahipapa and all equity ownership interests in Mahipapa, excluding certain mobile equipment.
Utilities private placement. On May 11, 2022, the Utilities executed, through a private placement pursuant to separate Note Purchase Agreements (the Note Purchase Agreements), the following unsecured senior notes bearing taxable interest (the Notes). The Notes had a delayed draw feature and the Utilities drew down all the proceeds on June 15, 2022.

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

Note 6 · Shareholders' equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2021	$(32,037)	$(3,638)	$(16,858)	$(52,533)	$(3,280)
Current period other comprehensive income (loss)	(308,229)	6,561	657	(301,011)	210
Balance, September 30, 2022	$(340,266)	$2,923	$(16,201)	$(353,544)	$(3,070)
Balance, December 31, 2020	$19,986	$(3,363)	$(17,887)	$(1,264)	$(2,919)
Current period other comprehensive income (loss)	(40,308)	1,009	450	(38,849)	175
Balance, September 30, 2021	$(20,322)	$(2,354)	$(17,437)	$(40,113)	$(2,744)

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI				Affected line item in the Statements of Income / Balance Sheets
	Three months ended September 30		Nine months ended September 30
(in thousands)	2022	2021	2022	2021
HEI consolidated
Net realized gains on securities included in net income	$—	$—	$—	$(387)	Gain on sale of investment securities, net
Net realized losses on derivatives qualifying as cash flow hedges	53	9	161	9	Interest expense
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	5,606	2,853	10,229	14,871	See Note 9 for additional details
Impact of D&Os of the PUC included in regulatory assets	(5,303)	(2,799)	(9,572)	(14,421)	See Note 9 for additional details
Total reclassifications	$356	$63	$818	$72
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$5,411	$2,905	$9,782	$14,596	See Note 9 for additional details
Impact of D&Os of the PUC included in regulatory assets	(5,303)	(2,799)	(9,572)	(14,421)	See Note 9 for additional details
Total reclassifications	$108	$106	$210	$175

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

Notional amount (in millions)	Fixed interest rate			Asset (liability) (in millions) at
		Effective date	Maturity date	September 30, 2022	December 31, 2021
$24.0	4.88% - 5.05%	9/1/2021 - 9/1/2022	9/1/2034 - 9/1/2035	0.7	(5.3)
$13.0	2.79%	11/1/2020	10/1/2031	1.4	0.3

The asset related to the interest rate swaps as of September 30, 2022, is presented within other assets in the condensed consolidated balance sheet. The liability related to the interest rate swaps as of December 31, 2021, is presented within other liabilities. The changes in fair value of the cash flow hedges are recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related variable-rate debt.
In September 2022, HEI terminated forward starting swaps with a total notional amount of $100 million, resulting in a gain of $1.7 million, which is recognized in accumulated other comprehensive income (loss). The gain will be reclassified to interest expense over the life of the related Private Placement debt. See Note 5, “Credit Agreement and changes in debt.”
The following table provides the pre-tax gain (loss) of the derivative instruments in the Company's condensed consolidated statement of comprehensive income (loss) during the three and six months ended September 30, 2022 and 2021:

	Three months ended September 30		Nine months ended September 30
(in millions)	2022	2021	2022	2021
Gain on interest rate swaps designated as cash flow hedges recognized in other comprehensive income	$3.5	$0.2	$8.6	$1.3

As of September 30, 2022, the amount the Company expects to reclassify out of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months is not expected to be material.

Note 8 · Revenues
Revenue from contracts with customers. The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended September 30, 2022				Nine months ended September 30, 2022
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$306,417	$—	$—	$306,417	$790,424	$—	$—	$790,424
Electric energy sales - commercial	309,940	—	—	309,940	794,238	—	—	794,238
Electric energy sales - large light and power	351,763	—	—	351,763	886,733	—	—	886,733
Electric energy sales - other	5,400	—	—	5,400	11,699	—	—	11,699
Bank fees	—	12,058	—	12,058	—	36,851	—	36,851
Other sales	—	—	4,760	4,760	—	—	7,208	7,208
Total revenues from contracts with customers	973,520	12,058	4,760	990,338	2,483,094	36,851	7,208	2,527,153
Revenues from other sources
Regulatory revenue	$(26,301)	$—	$—	$(26,301)	$(24,843)	$—	$—	$(24,843)
Bank interest and dividend income	—	68,417	—	68,417	—	191,228	—	191,228
Other bank noninterest income	—	936	—	936	—	3,771	—	3,771
Other	8,752	—	55	8,807	25,385	—	178	25,563
Total revenues from other sources	(17,549)	69,353	55	51,859	542	194,999	178	195,719
Total revenues	$955,971	$81,411	$4,815	$1,042,197	$2,483,636	$231,850	$7,386	$2,722,872
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$12,058	$—	$12,058	$—	$36,851	$—	$36,851
Services/goods transferred over time	973,520	—	4,760	978,280	2,483,094	—	7,208	2,490,302
Total revenues from contracts with customers	$973,520	$12,058	$4,760	$990,338	$2,483,094	$36,851	$7,208	$2,527,153

	Three months ended September 30, 2021				Nine months ended September 30, 2021
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$228,878	$—	$—	$228,878	$606,435	$—	$—	$606,435
Electric energy sales - commercial	217,468	—	—	217,468	578,036	—	—	578,036
Electric energy sales - large light and power	229,129	—	—	229,129	607,480	—	—	607,480
Electric energy sales - other	2,779	—	—	2,779	7,470	—	—	7,470
Bank fees	—	11,186	—	11,186	—	34,133	—	34,133
Other sales	—	—	1,178	1,178	—	—	3,191	3,191
Total revenues from contracts with customers	678,254	11,186	1,178	690,618	1,799,421	34,133	3,191	1,836,745
Revenues from other sources
Regulatory revenue	(5,717)	—	—	(5,717)	25,566	—	—	25,566
Bank interest and dividend income	—	61,441	—	61,441	—	182,127	—	182,127
Other bank noninterest income	—	3,581	—	3,581	—	14,339	—	14,339
Other	6,962	—	19	6,981	21,255	—	75	21,330
Total revenues from other sources	1,245	65,022	19	66,286	46,821	196,466	75	243,362
Total revenues	$679,499	$76,208	$1,197	$756,904	$1,846,242	$230,599	$3,266	$2,080,107
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$11,186	$—	$11,186	$—	$34,133	$—	$34,133
Services/goods transferred over time	678,254	—	1,178	679,432	1,799,421	—	3,191	1,802,612
Total revenues from contracts with customers	$678,254	$11,186	$1,178	$690,618	$1,799,421	$34,133	$3,191	$1,836,745
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at December 31, 2021 or as of September 30, 2022. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s condensed consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s condensed consolidated balance sheets.
As of September 30, 2022, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.
Note 9 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first nine months of 2022, the Company contributed $32 million ($31 million by the Utilities) to its pension and other postretirement benefit plans, compared to $39 million ($38 million by the Utilities) in the first nine months of 2021. The Company’s current estimate of total contributions to its pension and other postretirement benefit plans in 2022 is $43 million ($42 million by the Utilities), compared to $52 million ($51 million by the Utilities) in 2021. In addition, the Company expects to pay directly $3 million ($1 million by the Utilities) of benefits in 2022, compared to $1 million ($1 million by the Utilities) paid in 2021.

The components of net periodic pension costs (NPPC) and net periodic benefit costs (NPBC) for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended September 30				Nine months ended September 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
HEI consolidated
Service cost	$18,831	$20,102	$624	$711	$58,478	$61,031	$1,937	$2,121
Interest cost	20,274	18,896	1,593	1,459	59,895	56,497	4,868	4,597
Expected return on plan assets	(35,163)	(33,022)	(3,394)	(3,252)	(105,827)	(99,157)	(10,189)	(9,717)
Amortization of net prior period gain	—	—	(232)	(383)	—	—	(696)	(1,150)
Amortization of net actuarial (gain)/losses[1]	7,782	10,112	(3)	(140)	20,376	20,099	(9)	158
Net periodic pension/benefit cost (return)	11,724	16,088	(1,412)	(1,605)	32,922	38,470	(4,089)	(3,991)
Impact of PUC D&Os	8,758	4,292	1,289	1,483	27,861	20,972	3,725	3,629
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$20,482	$20,380	$(123)	$(122)	$60,783	$59,442	$(364)	$(362)
Hawaiian Electric consolidated
Service cost	$18,248	$19,610	$617	$704	$56,883	$59,597	$1,915	$2,101
Interest cost	18,850	17,614	1,525	1,398	55,773	52,676	4,670	4,406
Expected return on plan assets	(33,314)	(31,318)	(3,343)	(3,202)	(100,405)	(94,053)	(10,035)	(9,566)
Amortization of net prior period gain	—	—	(232)	(383)	—	—	(694)	(1,148)
Amortization of net actuarial (gain)/losses[1]	7,519	9,880	—	(138)	19,769	20,651	—	155
Net periodic pension/benefit cost (return)	11,303	15,786	(1,433)	(1,621)	32,020	38,871	(4,144)	(4,052)
Impact of PUC D&Os	8,758	4,292	1,289	1,483	27,861	20,972	3,725	3,629
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$20,061	$20,078	$(144)	$(138)	$59,881	$59,843	$(419)	$(423)
1 Nine months ended September 30, 2021 amounts include the one-time cumulative impact of the change in accounting principle for the plans’ fixed income securities from the calculated market-related value method to the fair value method, which was recorded in the first quarter of 2021.
HEI consolidated recorded retirement benefits expense of $35 million ($34 million by the Utilities) in the first nine months of 2022 and $35 million ($35 million by the Utilities) in the first nine months of 2021 and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first nine months of 2022 and 2021, the Company’s expenses for its defined contribution plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $6.5 million and $4.9 million, respectively, and cash contributions were $5.4 million and $4.8 million, respectively. For the first nine months of 2022 and 2021, the Utilities’ expenses and cash contributions for its defined contribution plan under the HEIRSP were $2.9 million and $2.3 million, respectively.
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
As of September 30, 2022, approximately 2.8 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy statutory tax liabilities relating to EIP awards, including an estimated 0.6 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of September 30, 2022, there were 208,627 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2022	2021	2022	2021
HEI consolidated
Share-based compensation expense [1]	$1.7	$1.3	$7.3	$6.7
Income tax benefit	0.4	0.1	1.5	1.0
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.6	0.1	2.1	2.1
Income tax benefit	0.1	—	0.5	0.4
1    For the three and nine months ended September 30, 2022 and 2021, the Company has not capitalized any share-based compensation.
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

	Three months ended September 30		Nine months ended September 30
(dollars in millions)	2022	2021	2022	2021
Shares granted	965	—	35,720	29,320
Fair value	$—	$—	$1.5	$1.2
Income tax benefit	—	—	0.4	0.3
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI common stock on the grant date.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended September 30				Nine months ended September 30
	2022		2021		2022		2021
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	208,953	$39.71	229,775	$38.02	233,448	$38.10	193,939	$40.89
Granted	—	—	1,432	45.09	98,463	41.31	133,924	34.49
Vested	(4,244)	39.49	(343)	37.83	(95,658)	37.73	(79,623)	38.51
Forfeited	(16,540)	39.99	(1,074)	38.52	(48,084)	39.19	(18,450)	39.92
Outstanding, end of period	188,169	$39.69	229,790	$38.06	188,169	$39.69	229,790	$38.06
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$0.1		$4.1		$4.6

(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the nine months ended September 30, 2022 and 2021, total restricted stock units and related dividends that vested had a fair value of $4.2 million and $3.0 million, respectively, and the related tax benefits were $0.6 million and $0.6 million, respectively.
As of September 30, 2022, there was $5.3 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 1.9 years.
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
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended September 30				Nine months ended September 30
	2022		2021		2022		2021
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	76,730	$47.74	91,159	$42.87	90,974	$42.86	89,222	$42.10
Granted	—	—	281	41.12	26,469	54.92	46,024	41.12
Vested (issued or unissued and cancelled)	—	—	—	—	(29,042)	41.07	(32,355)	38.20
Forfeited	(4,829)	48.52	(466)	42.49	(16,500)	44.33	(11,917)	43.07
Outstanding, end of period	71,901	$47.69	90,974	$42.86	71,901	$47.69	90,974	$42.86
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—		$1.5		$1.9
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
For the nine months ended September 30, 2022 and 2021, total vested LTIP awards linked to TSR and related dividends had a fair value of $0.8 million and $0.8 million, respectively, and the related tax benefits were $0.1 million and $0.2 million, respectively.
As of September 30, 2022, there was $1.4 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.3 years.

LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended September 30				Nine months ended September 30
	2022		2021		2022		2021
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	293,711	$39.91	316,005	$38.38	306,342	$38.42	220,715	$41.03
Granted	—	—	1,125	41.12	105,860	41.31	184,102	34.37
Vested	—	—	—	—	(71,807)	37.68	(43,155)	34.12
Increase above target (cancelled)	—	—	(22,354)	37.81	—	—	(21,077)	38.18
Forfeited	(19,316)	38.60	(1,865)	36.77	(66,000)	37.31	(47,674)	38.74
Outstanding, end of period	274,395	$40.00	292,911	$38.45	274,395	$40.00	292,911	$38.45
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$—		$—		$4.4		$6.3
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the nine months ended September 30, 2022 and 2021, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $3.2 million and $1.7 million, respectively, and the related tax benefits were $0.4 million and $0.4 million, respectively.
As of September 30, 2022, there was $4.4 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.4 years.

Note 11 · Income taxes
The Company’s and the Utilities’ effective tax rates (combined federal and state income tax rates) were 21% for the nine months ended September 30, 2022. These rates differed from the combined statutory rates, due primarily to the Utilities’ amortization of excess deferred income taxes related to the provision in the 2017 Tax Cuts and Jobs Act that lowered the federal income tax rate from 35% to 21% and the tax benefits derived from the low income housing tax credit investments. The Company’s and the Utilities’ effective tax rates were each 20% and 19%, respectively for the nine months ended September 30, 2021.
In August 2020, the Internal Revenue Service notified the Company that its 2017 and 2018 income tax returns would be examined. The Company was previously audited every year through 2011, at which time the IRS changed their internal policies regarding audit frequency. The audit is still in progress and the Company has responded to information requests due on or before September 30, 2022. The Company has not been notified of any material audit adjustments to date.

The Inflation Reduction Act of 2022 (IRA) was signed by President Biden on August 16, 2022. Key provisions under the IRA include a 15% corporate alternative minimum tax imposed on certain large corporations and the extension and expansion of clean energy tax incentives. The 15% corporate alternative minimum tax is not expected to affect the Company. The Company is in the process of evaluating the impact of the clean energy tax incentives on its businesses and is awaiting U.S. Department of the Treasury and Internal Revenue Service guidance.

Note 12 · Cash flows

Nine months ended September 30	2022	2021
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates, net of amounts capitalized	$59	$61
Income taxes paid (including refundable credits)	26	34
Income taxes refunded (including refundable credits)	2	—
Hawaiian Electric consolidated
Interest paid to non-affiliates	40	43
Income taxes paid (including refundable credits)	46	20
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	6	5
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	34	30
Increase related to an acquisition (investing)	15	—
Right-of-use assets obtained in exchange for finance lease obligations (financing)	48	—
Right-of-use assets obtained in exchange for operating lease obligations (investing)	48	44
Property, plant, equipment and other assets received in exchange for the assumption of debt associated with a business acquisition (investing)	68	—
Debt, lease liabilities and other liabilities assumed in business acquisition (financing)	68	—
Common stock issued (gross) for director and executive/management compensation (financing)[1]	10	7
Obligations to fund low income housing investments (investing)	9	9
Loans transferred from held for investment to held for sale (investing)	—	62
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	6	5
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	31	27
Increase related to an acquisition (investing)	15	—
Right-of-use assets obtained in exchange for finance lease obligations (financing)	48	—
Right-of-use assets obtained in exchange for operating lease obligations (investing)	44	44
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

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
September 30, 2022
Financial assets
HEI consolidated
Available-for-sale investment securities	$2,232,336	$—	$2,217,303	$15,033	$2,232,336
Held-to-maturity investment securities	510,879	—	411,191	—	411,191
Loans, net	5,620,085	—	3,071	5,146,554	5,149,625
Mortgage servicing rights	9,351	—	—	17,244	17,244
Derivative assets	42,988	172	2,077	—	2,249
Financial liabilities
HEI consolidated
Deposit liabilities	499,797	—	485,755	—	485,755
Short-term borrowings—other than bank	171,125	—	171,125	—	171,125
Other bank borrowings	409,040	—	409,033	—	409,033
Long-term debt, net—other than bank	2,430,326	—	2,147,438	—	2,147,438
Derivative liabilities	4,897	—	88	—	88
Hawaiian Electric consolidated
Short-term borrowings	97,450	—	97,450	—	97,450
Long-term debt, net	1,736,694	—	1,510,725	—	1,510,725
December 31, 2021
Financial assets
HEI consolidated
Available-for-sale investment securities	$2,574,618	$—	$2,559,191	$15,427	$2,574,618
Held-to-maturity investment securities	522,270	—	510,474	—	510,474
Loans, net	5,150,388	—	10,403	5,218,121	5,228,524
Mortgage servicing rights	9,950	—	—	14,480	14,480
Derivative assets	57,377	—	909	—	909
Financial liabilities
HEI consolidated
Deposit liabilities	423,976	—	442,361	—	442,361
Short-term borrowings—other than bank	53,998	—	53,998	—	53,998
Other bank borrowings	88,305	—	88,304	—	88,304
Long-term debt, net—other than bank	2,321,937	—	2,624,130	—	2,624,130
Derivative liabilities	57,000	11	5,271	—	5,282
Hawaiian Electric consolidated
Long-term debt, net	1,676,402	—	1,955,710	—	1,955,710

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2022			December 31, 2021
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$—	$2,080,955	$—	$—	$2,437,923	$—
U.S. Treasury and federal agency obligations	—	96,413	—	—	90,090	—
Corporate bonds	—	39,935	—	—	31,178	—
Mortgage revenue bonds	—	—	15,033	—	—	15,427
	$—	$2,217,303	$15,033	$—	$2,559,191	$15,427
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$3	$—	$—	$638	$—
Forward commitments (bank segment)[1]	172	—	—	—	—	—
Interest rate swap (Other segment)[2]	—	2,074	—	—	271	—
	$172	$2,077	$—	$—	$909	$—
Derivative liabilities
Interest rate lock commitments (bank segment)[1]	$—	$88	$—	$—	$—	$—
Forward commitments (bank segment)[1]	—	—	—	11	—	—
Interest rate swap (Other segment)[2]	—	—	—	—	5,271	—
	$—	$88	$—	$11	$5,271	$—
1     Derivatives are carried at fair value in other assets or other liabilities in the balance sheets with changes in value included in mortgage banking income.
2     Derivatives are included in other assets and other liabilities in the balance sheets.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Three months ended September 30		Nine months ended September 30
Mortgage revenue bonds	2022	2021	2022	2021
(in thousands)
Beginning balance	$15,165	$15,427	$15,427	$27,185
Principal payments received	(132)	—	(394)	(11,758)
Purchases	—	—	—	—
Unrealized gain (loss) included in other comprehensive income	—	—	—	—
Ending balance	$15,033	$15,427	$15,033	$15,427
Mortgage revenue bonds are issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of September 30, 2022, the weighted average discount rate was 3.89%, which was derived by incorporating a credit spread over the one month LIBOR rate. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.
Fair value measurements on a nonrecurring basis.  Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. As of September 30, 2022 and December 31, 2021, there were no financial instruments measured at fair value on a nonrecurring basis. For the nine months ended September 30, 2022 and 2021, there were no adjustments to fair value for ASB’s loans held for sale.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2021 Form 10-K and should be read in conjunction with such discussion and the 2021 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2021 Form 10-K, as well as the quarterly (as of and for the nine months ended September 30, 2022) condensed consolidated financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
Recent developments. During the third quarter of 2022, Hawaii’s 7-day average daily COVID-19 case counts continued to decrease and currently remain relative stable, recently averaging below 200 cases per day (7-day daily average). Hospitalizations have remained at low levels with approximately 86% of the state’s population with at least one dose, and approximately 46% of the state’s population received the first booster shot as of October 26, 2022.
While economic conditions have improved significantly over the past year as the Hawaii economy fully reopened, new variants present potential risks to the ongoing economic recovery. At this time, the Company does not expect that COVID restrictions will be reinstated, but will continue to monitor the situation and remains focused on the continued safety and well-being of customers, employees, their families and the community.
In the third quarter of 2022, driven by increased economic activity as the tourism industry continues its recovery, the Utility’s kWh sales improved modestly, increasing 1.0% compared to the third quarter of 2021. While the level of kWh sales does not affect Utility revenues due to decoupling, it may increase or decrease the price per kWh paid by customers. See “Decoupling” in Note 3 of the Condensed Consolidated Financial Statements for a discussion of the decoupling mechanism.
At the Bank, an improving Hawaii economy helped fuel loan growth and has supported stable credit trends. Loan growth was broad based and required additional provision for credit losses. However, the additional provision was more than offset by the release of credit loss reserves as a result of improved credit quality, resulting in a $0.2 million negative provision for credit losses in the third quarter of 2022. The higher interest rate environment and higher earning asset balances benefited net interest income, which increased $5.4 million to $65.7 million in the third quarter of 2022 compared to net interest income in the third quarter of 2021. The increase in net interest income was partially offset by lower PPP fees and higher cost of funds. The higher interest rate environment also reduced the fair value of the Bank’s investment portfolio, which was recorded as an other comprehensive loss (see “Transfer of available-for sale securities to held-to-maturity- subsequent event” in Note 4 of the Condensed Consolidated Financial Statements).
Over the past few months, inflation has rapidly increased as reflected in the U.S. Consumer Price Index, which remained elevated at 8.2% in September 2022. In addition, fuel costs have risen rapidly in the first half of the year. More recently, fuel prices have moderated; however, they remain at elevated levels, with fuel costs more than 90% higher than the prior year’s quarter. Short-term interest rates have also increased significantly following the Federal Reserve’s ongoing rate increases to the federal funds target rate. These inflationary pressures are expected to continue over the near- to medium-term and have led to higher costs for O&M and capital projects and higher interest expense at the Utility and HEI, as well as higher compensation and benefits cost at the bank.
For further discussion of the impacts of the COVID-19 pandemic, fuel prices and other macro-economic factors impacting the Utilities and the Bank, see “Recent Developments” in the Electric Utility and Bank sections below.

RESULTS OF OPERATIONS

	Three months ended September 30		%
(in thousands)	2022	2021	change	Primary reason(s)*
Revenues	$1,042,197	$756,904	38	Primarily increase for the electric utility segment
Operating income	102,115	97,316	5	Increases for electric utility and bank segments, partly offset by higher losses for the “other” segment
Net income for common stock	62,082	63,415	(2)	Higher net loss for the “other” segment and slightly lower net income at the electric utility segment, partly offset by higher net income at the bank segment. See below for effective tax rate explanation.

	Nine months ended September 30		%
(in thousands)	2022	2021	change	Primary reason(s)*
Revenues	$2,722,872	$2,080,107	31	Primarily increase for the electric utility segment
Operating income	288,059	297,203	(3)	Decrease for bank segment, partially offset by increase for the electric utility segment
Net income for common stock	183,790	191,645	(4)	Lower net income at the bank segment, partly offset by higher net income at the electric utility segment and lower net loss for the “other” segment. See below for effective tax rate explanation.
*     Also, see segment discussions which follow.
The Company’s effective tax rates for the third quarters of 2022 and 2021 were 22% and 18%, respectively. The Company’s effective tax rates for the first nine months of 2022 and 2021 were comparable at 21% and 20%, respectively. The effective tax rates were higher for the third quarter and the first nine months of 2022 primarily due to higher non-taxable bank owned life insurance in 2021 and federal research and development tax credit claims in 2021.
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
By the end of September 2022, the majority of national and state COVID-19 restrictions were lifted and lower case counts across most states led to stronger demand for travel to Hawaii in the third quarter of 2022. The average daily passenger count was 14.9% higher than the comparable period in the prior year, but remained 7.1% below 2019. The recovery in total passenger counts from the low levels in 2020 thus far has been driven by domestic travelers, with international travelers remaining at low levels due to higher restrictions for international travelers, depending on country of origin. In September 2022, domestic passenger counts were up 18.9% compared to 2019 pre-COVID-19 levels, while international passenger counts were down 63.9% compared to 2019 pre-COVID-19 levels. On October 11, 2022, Japan eliminated the daily entry cap into Japan, which had made travel to and from Hawaii more difficult.

Hawaii’s seasonally adjusted unemployment rate in September 2022 was 3.5%, which was lower compared to the September 2021 rate of 4.8%. The national unemployment rate in September 2022 was 3.5% compared to 4.7% in September 2021. Hawaii’s unemployment rate is expected to continue to improve now that restrictions have been lifted and non-farm jobs are expected to increase this year.
Hawaii real estate activity through September 2022, as indicated by Oahu’s home resale market, increased in the median sales price of 5.1% for condominiums and 4.8% for single-family homes compared to the same period in 2021, with the September median single-family home price of $1,100,000, slightly below the record $1,150,000 set in March. The number of closed sales decreased 3.3% for condominiums and 15.8% for single-family residential homes through the third quarter of 2022 compared to 2021.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. The price of crude oil increased significantly from January 2022 through July 2022, but declined in August 2022.
At its September 21, 2022 meeting, the Federal Open Market Committee (FOMC) decided to raise the federal funds rate target range to 3%-3.25% and anticipates ongoing increases as appropriate. The FOMC is still assessing with plans to adjust their stance on monetary policy depending on the economic outlook to achieve maximum employment and inflation at the rate of 2 percent over the long run. The Federal Reserve stated that it will continue to reduce its holdings of Treasury securities and agency mortgage-backed securities.

The most recent forecast by UHERO, issued on September 23, 2022, forecasts full year 2022 real GDP growth of 4.4%, an increase in total visitor arrivals of 35.9%, a decrease in real personal income of 5.4%, and an unemployment rate of 4.2%. This forecast anticipates a potential slowdown in recovery due to rising inflation, fuel costs, and supply chain issues despite the return of Japanese visitors. However, in the event of a U.S. recession, UHERO believes that Hawaii is unlikely to suffer as severely compared to the U.S. mainland. Downward risks are forecasted to include ongoing global economic fallout from Russia’s invasion of Ukraine, possibility of a global recession, and uncertainties of international and domestic visitor arrivals due to higher travel costs. While the Company expects economic conditions to remain relatively stable going forward, it is difficult to predict the future path of the pandemic and global economy. If economic conditions worsen from current levels or remain depressed for an extended period of time, it could have a material unfavorable impact on the Company’s financial position or results of operations.
See also “Recent Developments” in the “Electric utility” and “Bank” sections below for further discussion of the economic impact caused by the pandemic.
“Other” segment.

	Three months ended September 30		Nine months ended September 30
(in thousands)	2022	2021	2022	2021	Primary reason(s)
Revenues	$4,815	$1,197	$7,386	$3,266	Increase in other sales at Pacific Current subsidiaries.
Operating loss	(4,034)	(2,933)	(14,792)	(14,946)
The third quarters of 2022 and 2021 include $0.9 million and $1.3 million, respectively, of operating income from Pacific Current[1]. Corporate expenses for the third quarter 2022 were $0.6 million higher than the same period in 2021, primarily due to lower charges to subsidiaries. The first nine months of 2022 and 2021 include $2.3 million and $2.6 million, respectively, of operating income from Pacific Current[1]. Corporate expenses for the first nine months of 2022 were $0.4 million lower than the same period in 2021, primarily due to a settlement agreement with the former President and Chief Executive Officer of the Bank in 2021 and higher charitable donations in 2021, due to timing of contributions, partly offset by higher general and administrative expenses.

Gain on sale of equity-method investment	—	—	8,123	—	Gain on sale of an equity-method investment at Pacific Current.
Net loss	(8,438)	(6,192)	(18,610)	(23,061)
The net loss for the third quarter of 2022 was higher than the net loss for the third quarter of 2021 due to the same factors cited for the change in operating loss and higher interest expense primarily due to higher average borrowings and higher average short-term rate. The net loss for the first nine months of 2022 was lower than the net loss for the first nine months of 2021 due to the gain on sale of an equity-method investment by Pacific Current and the same factors cited for the change in operating loss, partly offset by higher interest expense primarily due to higher average borrowings and higher average short-term rate.

1     Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation.

The “other” business segment loss includes results of the stand-alone corporate operations of HEI (including eliminations of intercompany transactions) and ASB Hawaii, Inc. (ASB Hawaii), as well as the results of Pacific Current, a direct subsidiary of HEI focused on investing in clean energy and sustainable infrastructure projects; Pacific Current’s indirect subsidiary, Hamakua Energy, which owns a 60 MW combined cycle power plant that provides electricity to Hawaii Electric Light; Pacific Current’s subsidiaries, Mauo, LLC (Mauo), which owns solar-plus-storage projects totaling 8.6 MW on five University of Hawaii campuses, Mahipapa, which owns a 7.5 MW nameplate biomass facility on Kauai, Alenuihaha Developments, LLC, which owns a collection of renewable energy assets, Ka‘ie‘ie Waho Company, LLC, which owns a 6 MW solar photovoltaic system that provides renewable energy to Kauai Island Utility Cooperative, and Ka‘aipua‘a, LLC, which is constructing a wastewater treatment and energy recovery facility on Hawaii island; as well as eliminations of intercompany transactions.

FINANCIAL CONDITION
Liquidity and capital resources.  As of September 30, 2022, there was no balance on HEI’s revolving credit facility or Hawaiian Electric’s revolving credit facility and the available committed capacities under the facilities were $175 million and $200 million, respectively. At the end of the quarter, HEI and Hawaiian Electric had approximately $74 million and $98 million of commercial paper outstanding, respectively. As of September 30, 2022, ASB’s unused FHLB borrowing capacity was approximately $1.9 billion and ASB had unpledged investment securities of $2.2 billion that were available to be used as collateral for additional borrowing capacity.
As of September 30, 2022 and December 31, 2021, the total amount of available borrowing capacity (net of commercial paper outstanding) under the Company’s committed lines of credit was approximately $204 million and $321 million, respectively.
On September 29, 2021, HEI executed a $125 million private placement, utilizing a delayed draw feature with two tranches. The first tranche of $75 million was drawn on December 29, 2021 and the proceeds were primarily used to invest in the Utilities’ equity to support its capital expenditure program and maintain a Utilities’ equity capitalization ratio of approximately 58%. The second and final tranche of $50 million was drawn on October 26, 2022, to refinance a portion of $150 million of debt that matures on November 20, 2022.
On September 29, 2022, HEI executed a private placement under which HEI has authorized the issue and sale of $110 million of unsecured senior notes. The proceeds totaling $110 million were drawn on November 1, 2022 to refinance a portion of the $150 million of debt that matures on November 20, 2022. See Note 5 of the Condensed Consolidated Financial Statements for additional information.
On October 20, 2022, HEI entered into a term loan facility in the aggregate principal amount of $100 million. The term loan facility allows HEI to draw down proceeds on a delayed basis through March 31, 2023, at which time the term loan commitment expires. Any borrowings under the facility mature on November 30, 2023. Borrowings under the facility bear interest at Term SOFR, as defined in the agreement, plus an applicable margin. The term loan was entered into to prefund $50 million of maturing debt in March 2023 as well as enhance HEI’s liquidity position. See Note 5 of the Condensed Consolidated Financial Statements for additional information.
The Company believes that its cash and cash equivalents, expected operating cash flow from subsidiaries, existing credit facilities, and access to the capital markets will be sufficient to meet the Company’s cash requirements over the next twelve months and beyond based on its current business plans. However, the Company expects that its liquidity will continue to be moderately impacted at the Utilities due to higher working capital requirements due to lingering COVID-19 impacts to the local economy and elevated fuel prices. For the Utilities, the elevated fuel prices have increased the cost of carrying fuel inventory and have also resulted in higher customer accounts receivable balances as fuel is consumed and billed to customers. The higher accounts receivable balance, which has increased $72 million since December 31, 2021, has led to higher bad debt expense and may result in higher write-offs in the future. As of September 30, 2022, approximately $30 million of the Utilities’ accounts receivables were over 30 days past due. Of the over 30 days past due amounts, approximately 20% were on payment plans. The Company commenced its disconnection process on a tiered basis, starting in the third quarter of 2021, targeting the oldest and largest balances first, which has reduced the older balances in arrears over time as payments were made, as well as decreasing the number of customers in arrears. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements. At this time, the delay in customer cash collections has not significantly affected the Company’s liquidity. The Company is prepared to address, if needed, the potential financing requirement related to the delayed timing of customer collections.
At ASB, liquidity remains at satisfactory levels. ASB’s cash and cash equivalents was $150 million as of September 30, 2022, compared to $251 million as of December 31, 2021. ASB remains well above the “well capitalized” level under the FDIC Improvement Act prompt correction action capital category, and while the economic outlook has improved and is expected to continue to improve, there are emerging risks from inflation and the tightening of monetary policy that increases the risk of a recession, as well as ongoing COVID-19 risks, such as new variants, all of which could create increased uncertainty regarding the impact on loan performance and the allowance for credit losses.
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

The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	September 30, 2022		December 31, 2021
Short-term borrowings—other than bank, net of discount	$171	3%	$54	1%
Long-term debt, net—other than bank	2,430	51	2,322	48
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,163	45	2,391	50
	$4,798	100%	$4,801	100%
HEI’s commercial paper borrowings and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Nine months ended September 30, 2022	September 30, 2022	December 31, 2021
Commercial paper	$51	$74	$54
Line of credit draws on revolving credit facility	—	—	—
Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s short-term commercial paper borrowings during the first nine months of 2022 was $80 million. As of September 30, 2022, available committed capacity under HEI’s line of credit facility was $175 million.
On June 27, 2022, Fitch revised HEI’s outlook to “Positive” from “Stable” and affirmed the “BBB” long-term issuer default rating and “F3” short-term issuer default rating.
There were no new issuances of common stock through the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), HEIRSP or the ASB 401(k) Plan in the nine months ended September 30, 2022 and 2021 and HEI satisfied the share purchase requirements of the DRIP, HEIRSP and ASB 401(k) Plan through open market purchases of its common stock.
For the first nine months of 2022, net cash provided by operating activities of HEI consolidated was $213 million. Net cash used by investing activities for the same period was $795 million, primarily due to capital expenditures, ASB’s net increase in loans held for investment, purchases of available-for-sale investment securities and purchases of loans held for investment, partly offset by ASB’s receipt of investment security repayments and maturities. Net cash provided by financing activities during this period was $449 million as a result of several factors, including net increases in ASB’s other bank borrowings and deposit liabilities, net increases in short-term borrowings and issuances of long-term debt, partly offset by repayment of long-term debt and payment of common stock dividends. During the first nine months of 2022, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $94 million and $32 million, respectively.
Dividends.  The payout ratios for the first nine months of 2022 and full year 2021 were 63% and 60%, respectively. On February 11, 2022, the HEI Board of Directors approved a 1 cent increase in the quarterly dividend from $0.34 per share to $0.35 per share, starting with the dividend in the first quarter of 2022. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company, current and expected future economic conditions, including impacts from the COVID-19 pandemic, and capital investment alternatives.
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

Electric utility
Recent developments
See also Recent developments in HEI’s MD&A.
In the third quarter and first nine months of 2022, kWh sales volume increased 1.0% and 1.2% compared to the same periods in 2021, respectively. The increase in kWh sales is primarily due to continued recovery of the economy and tourism activity.
Fuel costs have risen rapidly and have increased 92% over prior year’s quarter. Although the Utilities are able to pass through fuel costs to customers and have limited fuel cost exposure through a 2% fuel-cost sharing mechanism (approximately $3.7 million exposure annually, and the amount the Utilities have forecasted as a penalty for 2022), higher customer bills could reduce customers’ ability to pay timely or increase the risk of non-payment. In addition, the higher customer bills may lead the PUC to consider other actions to limit or delay any proposed increase in rates in order to mitigate the overall bill impact of rising fuel prices.
In September 2022, the consumer price index moderated to 8.2% from a 40-year high of 9.1% in June 2022. In Hawaii, the September 2022 Urban Hawaii (Honolulu) Consumer Price Index (CPI) was modestly lower, with an increase of 6.6% over the last twelve months. Under the PBR framework, inflation risk for the Utilities is mitigated by an Annual Rate Adjustment (ARA), which is based on a formula that includes a compounded and non-compounded portion.
•The compounded portion of the ARA adjustment includes an adjustment for inflation based on the estimated change in Gross Domestic Product Price Index (GDPPI) for the upcoming year, less a predetermined annual productivity factor (currently set at zero), less a 0.22% customer dividend, applied to a basis equal to test year target revenues plus the RAM Revenue adjustments in effect prior to the implementation of PBR, plus the prior adjustment year’s compounded portion of the ARA adjustment. The GDPPI adjustment is determined using the forecasted GDPPI in October, which is effective for the following calendar year. For the 2022 calendar year, GDPPI was measured at 2.78% (net of the 0.22% customer dividend) in October 2021 and was effective in rates on January 1, 2022. For the 2023 calendar year, the forecasted 2023 GDPPI of 3.68% (net of the 0.22% customer dividend), measured in October 2022, will be effective in rates on January 1, 2023.
•The non-compounded portion of the ARA adjustment includes a subtractive component, representing the management audit savings commitment, or refund to customers, which was approved by the PUC for the years 2021 through 2025.
Although accounts receivable increased in the third quarter, past due accounts receivable balances decreased by $15.7 million, or 23% with a corresponding decrease in the number of accounts past due decreased by approximately 13% since December 31, 2021. The increase in accounts receivables was primarily driven by higher customer bills impacted by the increase in fuel prices, offset by payments on installment plans, higher cash receipts associated with increased disconnection efforts and application of the $2 million Kokua bill credit, all of which contributed to the decrease in the number of customers in arrears. At this time, the delay in customer cash collections has not significantly affected the Utilities’ liquidity. The Utilities are prepared to address, if needed, the financing requirement related to the delayed timing of cash flows collected under the decoupling mechanism through the Revenue Balancing Account and the impact of higher fuel prices on accounts receivable balances. See “Financial Condition—Liquidity and capital resources” for additional information.
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
In the most recent quarter, case counts and hospitalizations have declined; however, a worsening of COVID-19 case counts with new variants or a reinstatement of COVID-19 restrictions could adversely affect the ability of the Utilities’ contractors, suppliers, IPPs, and other business partners to perform or fulfill their obligations timely, or at all, or require modifications to existing contracts, which could adversely affect the Utilities’ business, increase expenses, and impact the Utilities’ ability to achieve their RPS and other climate related goals.
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
RESULTS OF OPERATIONS

Three months ended September 30		Increase
2022	2021	(decrease)		(dollars in millions, except per barrel amounts)
$956	$679	$277		Revenues. Net increase largely due to:
			$223	higher fuel oil prices and higher kWh generated[1]
			43	higher purchased power energy prices, partially offset by lower kWh purchased and lower PPAC revenues[2]
			9	higher revenue from ARA adjustments, which included an offset of management audit savings delivered to customers
			2	revenue in 2022 related to ownership of and responsibility for the U.S. Army’s electrical distribution system on Oahu starting March 1, 2022
			1	higher MPIR revenue
			(2)	lower revenue related solely to a change in the timing for revenue recognition within the year, which eliminates seasonality in recognizing target revenues and results in recognizing revenues evenly throughout the year with target revenues recognized on an annual basis remaining unchanged
384	181	203		Fuel oil expense[1]. Net increase largely due to higher fuel oil prices and higher kWh generated, partially offset by lower penalties for better fuel efficiency due to reset of heat rate
225	186	39		Purchased power expense[1,2]. Net increase largely due to higher purchased power energy prices, partially offset by lower kWh purchased and lower capacity charges
121	116	5		Operation and maintenance expenses. Net increase largely due to:
			3	more generating facility maintenance work performed
			2	higher transmission and distribution preventive and corrective maintenance expense
			2	expense in 2022 related to ownership of and responsibility for the U.S. Army’s electrical distribution system on Oahu starting March, 1, 2022
			1	higher bad debt expense
			(3)	increased scope of generating facility overhauls performed in 2021
147	121	26		Other expenses. Increase due to higher revenue taxes, coupled with higher depreciation expense in 2022 for plant investments in 2021
79	75	4		Operating income. Increase largely due to higher ARA and MPIR revenue, offset in part by higher operation and maintenance expense and higher depreciation expense
64	61	3		Income before income taxes. Increase largely due to higher operating income, partially offset by higher interest expense due to higher rates and balances
50	50	—		Net income for common stock. See below for effective tax rate explanation
2,212	2,191	21		Kilowatthour sales (millions)[3]
$166.79	$86.77	$80.02		Average fuel oil cost per barrel

Nine months ended September 30		Increase
2022	2021	(decrease)		(dollars in millions, except per barrel amounts)
$2,484	$1,846	$638		Revenues. Net increase largely due to:
			$470	higher fuel oil prices and higher kWh generated[1]
			128	higher purchased power energy prices, partially offset by lower kWh purchased and lower PPAC revenues[2]
			28	higher revenue from ARA adjustments, which included an offset of management audit savings delivered to customers
			5	revenue in 2022 related to ownership of and responsibility for the U.S. Army’s electrical distribution system on Oahu starting March 1, 2022
			3	higher MPIR revenue
			1	higher revenue related solely to a change in the timing for revenue recognition within the year, which eliminates seasonality in recognizing target revenues and results in recognizing revenues evenly throughout the year with target revenues recognized on an annual basis remaining unchanged
875	447	428		Fuel oil expense[1]. Net increase largely due to higher fuel oil prices and higher kWh generated, partially offset by lower penalties for better fuel efficiency due to reset of heat rate
607	491	116		Purchased power expense[1,2]. Net increase largely due to higher purchased power energy prices, partially offset by lower kWh purchased and lower capacity charges
371	349	22		Operation and maintenance expenses. Net increase largely due to:
			9	more generating facility maintenance work performed
			5	higher transmission and distribution preventive and corrective maintenance expense
			4	expense in 2022 related to ownership of and responsibility for the U.S. Army’s electrical distribution system on Oahu starting March, 1, 2022
			3	higher bad debt expense
			2	higher outside services for Information Technology and Services support, Customer Interconnection/Installation, Demand Response Management System, and Battery Bonus program
			1	higher property damage and legal reserve for pending claims
			(1)	expense due to decommissioning of combined heat and power unit on Lanai in 2021
			(1)	higher Pearl Harbor environmental reserves in 2021
407	347	60		Other expenses. Increase due to higher revenue taxes, coupled with higher depreciation expense in 2022 for plant investments in 2021
224	212	12		Operating income. Increase largely due to higher ARA and MPIR revenue, offset in part by higher operation and maintenance expense and higher depreciation expense
180	170	10		Income before income taxes. Increase largely due to higher operating income, partially offset by higher interest expense due to higher rates and balances
140	136	4		Net income for common stock. Increase largely due to higher income before income taxes. See below for effective tax rate explanation
6,200	6,126	74		Kilowatthour sales (millions)[3]
$137.23	$74.93	$62.30		Average fuel oil cost per barrel
471,026	470,013	1,013		Customer accounts (end of period)
1The rate schedules of the electric utilities currently contain ECRCs through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.
2The rate schedules of the electric utilities currently contain PPACs through which changes in purchased power expenses (except purchased energy costs) are passed on to customers.
3 In the third quarter of 2022, kWh sales were higher when compared to the same periods last year largely due to continued recovery from the impacts of the COVID-19 pandemic. COVID-19 cases have continued to decrease in the third quarter of 2022 and, as a result, a majority of restrictions have been lifted. U.S. visitor arrivals continued to increase above the third quarter of 2021 levels and surpassed pre-

pandemic levels, but international arrivals remain lower than pre-pandemic levels. The economic recovery is expected to continue this year as international visitors return and sales are expected to rebound, although uncertainties and downward risks are present due to global economic factors such as the continued effects of the invasion of Ukraine, increasing inflation, supply chain issues, the risk of a global recession, and lingering impacts from the pandemic.

The Utilities’ effective tax rate for the third quarters of 2022 and 2021 were 21% and 17%, respectively. The Utilities’ effective tax rate for the first nine months of 2022 and 2021 were 21% and 19%, respectively. The effective rates were higher for the third quarter and the first nine months of 2022 primarily due to federal research and development tax credit claims in 2021.
Hawaiian Electric’s consolidated ROACE was 8.1% and 8.3% for the twelve months ended September 30, 2022 and September 30, 2021, respectively.

The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of September 30, 2022 amounted to $4.9 billion, of which approximately 25% related to generation PPE, 66% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 8% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission.
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
In the fourth quarter of 2021, the Utilities outlined their Climate Action Plan to cut carbon emissions from power generation 70% by 2030, compared to a 2005 baseline. The emissions covered by this goal include stack emissions from generation owned by Hawaiian Electric and IPPs who sell electricity to the Utilities. The 2030 commitment would provide a significant portion of the reduction the entire Hawaii economy needs to meet the U.S. target of cutting carbon emissions by at least 50% economy-wide by 2030. Hawaiian Electric has also committed to achieving net zero carbon emissions from power generation by 2045 or sooner. Key elements of the 2030 plan include the closure of the state’s last coal-fired IPP plant in 2022 which occurred in September 2022, increasing rooftop solar by more than 50% over 2021 levels, retiring six fossil fuel generating units, adding at least 1 GW of renewable generation to what was already in place in 2021, increasing grid-scale and customer-owned storage, expanding geothermal resources, and creating customer incentives for using clean, lower-cost energy at certain times of the day and using less fossil-fueled energy at night. The retirement of fossil-fueled generating units to achieve the Utilities’ 70% decarbonization goal is consistent with state policy and supported by Hawaii State law. See “Forecast of capital expenditures—Liquidity and capital resources” for a discussion of potential capital expenditures related to decarbonization efforts.
On September 1, 2022, the last coal-fired IPP plant in the state, providing approximately 10% of Oahu’s generation, ceased operations, removing a significant amount of GHG emissions from the Utilities’ generation mix.
Prior to the retirement of the coal-fired IPP plant, the Utilities developed plans, including contingency plans, to ensure reliable service through the transition period. These plans include the anticipated addition of renewable energy/storage projects, reserve capacity from existing generation sources, the acceleration of maintenance work during periods with anticipated higher reserve levels, and multiple demand response/DER programs. For example, the state’s largest solar plus battery storage project to date, totaling 39 MW, reached commercial operations on July 31, 2022. While the Utilities continue to execute on their plans, including sustaining provisional and elevated levels of maintenance for internal generation to support the capacity needs from the coal-fired IPP plant retirement prior to renewable energy/storage projects coming online, future events, including unexpected issues with existing generation, or supply chain issues and inflationary pressures, as well as federal policies related to solar panel imports, among other factors, and delay in the commercial operation of new generation resources, could disrupt the ability of the Utilities to deliver reliable service. Also, see the “Developments in renewable energy efforts—New renewable PPAs” section below.
Hawaii’s renewable portfolio standard law requires electric utilities to meet an RPS of 40%, 70% and 100% by December 31, 2030, 2040 and 2045, respectively. Hawaii law has also established a target of sequestering more atmospheric carbon and greenhouse gases than emitted within the state by 2045. The Utilities’ strategies and plans are fully aligned in meeting these targets.
The Utilities have made significant progress on the path to clean energy and have been successful in achieving RPS goals. To date the Utilities have met all of the statutory RPS goals, including exceeding the last milestone RPS target of 30% for 2020, where it achieved an RPS of 34.5%. In 2021, the Utilities achieved an RPS of 38.4%. The Utilities will continue to actively procure additional renewable energy post-2021 and expect to meet or exceed the next statutory RPS goal of 40% in advance of the 2030 compliance year. In July 2022, Governor Ige signed Act 240 (H.B.2089), that amended the RPS calculation from renewable energy as a percentage of sales to renewable energy as a percentage of total generation. The amended RPS calculation results in a lower calculated percentage than the amount calculated under the previous methodology. For example, the 2021 RPS achieved under the revised RPS calculation would have been 31.5% versus 38.4% under the prior method. The change in the definition is to be applied prospectively to future milestone measurements and will require that the Utilities acquire more renewable energy than under the previous RPS calculation to comply with the RPS milestones; however, the Utilities expect to continue to meet the RPS milestones under the amended RPS law. (See “Developments in renewable energy efforts” below).
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

The Integrated Grid Planning (IGP) utilizes an inclusive and transparent Stakeholder Engagement model to provide an avenue for interested parties to engage with the Utilities and contribute meaningful input throughout the IGP process. The IGP Stakeholder Council, Technical Advisory Panel and Working groups have been established and meet regularly to provide feedback and input on specific issues and process steps in the IGP. The Utilities submitted an updated IGP work plan to the PUC in January 2021. In August 2021, the Utilities submitted their Revised Inputs and Assumptions to the PUC for review and approval, marking the significant progress made through the stakeholder engagement phase of the IGP process. On March 31, 2022, the Utilities submitted the final Inputs and Assumptions approved by the PUC. On September 26, 2022, the PUC approved the Utilities’ planning methodologies and criteria. The Grid Needs Assessment is now underway and is expected to be completed in the second quarter of 2023.
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
On June 9, 2021, the PUC issued an order providing guidance to the third Grid Service RFP filed on February 23, 2021. The proposed Grid Service RFP focused only on Oahu and is seeking 132 MW of grid services with focus on capacity reduction (60 MW) similarly in response to the potential reserve shortfall from the AES coal plant retirement scheduled on September 1, 2022. The Utilities executed a GSPA for a total grid services amount of 97.4 MW and filed with the PUC to request approval on March 16, 2022. The Utilities are currently going through the procedural schedule where they answered a set of information requests. On July 26, 2022, the Consumer Advocate filed its Statement of Position not objecting to the PUC approving the GSPA if certain conditions are adopted. The Utilities responded to the Statement of Position on August 9, 2022 to comment to the various conditions proposed by the Consumer Advocate. The procedural schedule steps are completed and the GSPA is ready for the PUC’s decision.
On June 8, 2021, the PUC approved the new program, Emergency Demand Response Program (EDRP), a battery storage incentive program to dispatch electricity between 6 p.m. to 8 p.m. daily from participating residential and commercial customers, to address the potential reserve shortfalls following the AES coal plant retirement. As of September 30, 2022, the Utilities have received and approved the applications totaling approximately 10.9 MW on Oahu.
On March 30, 2022, the Utilities filed with the PUC to request expanding the EDRP for up to 15 MW on the island of Maui and received PUC approval on May 20, 2022. The EDRP on Maui became effective as of June 1, 2022. Subsequently on June 23, 2022, the PUC approved the cost recovery of the additional incentives for both Oahu and Maui through the DSM Surcharge. As of September 30, 2022, the Utilities have received and approved 25 applications totaling approximately 0.4 MW on Maui.
On October 31, 2022, the PUC issued an order, directing the Utilities to solicit comments from all interested parties and stakeholders on the Utilities’ Draft Grid Services RFP filed on June 30, 2022. The proposed Draft Grid Services RFP focused only on Maui and is seeking 15 MW of grid services. Upon review of the comments, the PUC intends to provide its guidance on the Maui Draft Grid Services RFP.
Grid modernization. The overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater DER and renewable energy integration. Under the Grid Modernization Strategy, the Utilities expect that new technology will help increase adoption of private rooftop solar and make use of rapidly evolving products, including storage and advanced inverters. On March 25, 2019, the PUC approved a plan for the Utilities to implement Phase 1 of their Grid Modernization Strategy, which is the proportional deployment of advanced metering infrastructure (AMI). On February 28, 2022, the PUC expanded the scope of Phase 1 to the full service territory with a completion date set for the third quarter of 2024. The estimated cost of full deployment (including proportional deployment) is approximately $143 million in capital and deferred software cost and is expected to be incurred over five years. As of September 30, 2022, approximately $56 million of capital and deferred software cost has been incurred to date under Phase 1 and is currently being recovered under the MPIR mechanism until such costs are included in base rates. On June 24, 2022, the PUC approved with certain conditions the Utilities’ request to aggregate the per-meter and network cost caps and to recover O&M costs associated with full-service territory AMI deployment under the MPIR mechanism. As of September 30, 2022, the Utilities have deployed about 152,000 advanced meters, servicing approximately 32% of total customers.
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
The first phase, which commenced in July 2018, totaling 8 MW of solar photovoltaic (PV) only with one credit rate for each island, closed on April 9, 2020. Two phase 1 projects (28.32 kW on Maui and 270 kW on Oahu) have been operational for over a year, with four additional phase 1 projects expected to become operational in 2023.
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
One CBRE proposal for Lanai was selected but negotiations were terminated on June 15, 2022. With the concurrence of the Independent Observer, a replacement proposal was selected on July 1, 2022. On July 25, 2022, the Utilities announced the selection of a new developer for the Lanai CBRE RFP. On September 21, 2022, the Utilities were informed by Pulama Lanai of a project being planned on Lanai to remove the two large resorts from the grid, which represent approximately 40% of the load of the island and raises great uncertainty around the future energy needs for Lanai. On September 28, 2022, the Utilities notified the PUC that ongoing negotiations for the Lanai CBRE project will continue, but that the Utilities will not execute a PPA at this time given the uncertainty due to the recent Pulama Lanai notification. On Molokai, proposals were only received from a single community co-op group. After evaluation of these proposals and with concurrence of the independent observer, the Utilities filed a letter on September 9, 2022, proposing to close the Molokai CBRE RFP and to work with the lone bidder to improve certain aspects of its two proposed projects outside of the RFP process for the benefit of the residents of Molokai. Discussions are ongoing. CBRE LMI proposals for Oahu, Maui and Hawaii were issued and are currently being evaluated. The Utilities issued the CBRE Tranche 1 RFPs for Oahu, Maui and Hawaii on April 14, 2022. The RFPs closed on August 17, 2022, and proposals are also currently being evaluated.
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
On June 30, 2022, the PUC provided further guidance to the Working Group to prioritize discussion of the microgrid types in the following order: 1) Hybrid Microgrid - Third Party Developer using Utility lines/infrastructure; 2) Hybrid Microgrid - Utility Project with Partners; and 3) Customer Microgrid. Additionally, the PUC instructed the Working Group to discuss microgrid compensation and continue the involvement of microgrid developers in working group meetings.
The Working Group has been meeting from April 2022 and will continue until mid-November 2022 to meet the PUC’s objectives and respond to the Phase 2 priority issues. All discussions and final recommendations will be detailed in the Working Group Report which will be filed by November 23, 2022 and presented at the Technical Conference on December 8, 2022 per the PUC’s procedural schedule.
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
Actual and PUC-allowed returns, as of September 30, 2022, were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended September 30, 2022	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.23	5.96	6.61	8.56	6.64	7.37	9.58	7.38	8.48
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	(0.14)	(1.56)	(0.82)	(0.94)	(2.86)	(2.13)	0.08	(2.12)	(1.02)
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

New renewable PPAs.
•On November 16, 2021, Hawaii Electric Light and Hawi Renewable Development, LLC (HRD) entered into an Amended and Restated Power Purchase Agreement (ARPPA). Under the ARPPA, HRD would make modifications to upgrade and repower the existing wind facility to enable it to continue to provide up to 10.56 MW of energy at a cost savings for customers. The ARPPA is delinked from the price of fossil fuel and extends the term of the existing PPA by 20 years following the commercial operations date. On December 17, 2021, Hawaii Electric Light filed an application for approval of the ARPPA, requesting a decision no later than June 15, 2022. On June 17, 2022, HRD notified the Utilities that the lead time for delivery and price of equipment needed for the repowering project had increased such that it would prevent HRD from achieving the required guaranteed commercial operation date. Additionally, HRD informed the Utilities that drastic changes in the market conditions had significantly impacted the financial viability of the project. On June 24, 2022, the Utilities requested that the PUC put the procedural schedule on hold to allow HRD time to re-evaluate its plans and determine what is needed to keep the project financially viable. The Utilities and HRD are currently in discussions regarding the project.
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
•Under a request for proposal process governed by the PUC and monitored by independent observers, in February 2018, the Utilities issued Stage 1 Renewable RFPs for 220 MW of renewable generation on Oahu, 50 MW of renewable generation on Hawaii Island, and 60 MW of renewable generation on Maui. To date, summarized information for a total of eight PPAs is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	4	139.5	139.5/558	7/31/22, 9/30/22*, 1/20/23 & 8/31/23	20 & 25	$32.2
Hawaii Electric Light	2	60	60/240	12/2/22 & 4/21/23	25	14.9
Maui Electric	2	75	75/300	4/28/23 & 10/27/23	25	17.6
Total	8	274.5	274.5/1,098			$64.7
* Project delays have resulted in Guaranteed Commercial Operations Date being missed.
The Utilities have received PUC approvals to recover the total projected annual payment of $64.7 million for the eight PPAs through the PPAC to the extent such costs are not included in base rates. On March 29, 2022, the Utilities filed a letter with the PUC requesting approval of an amendment requesting a price and guaranteed commercial operation date change to a previously-approved PPA for Stage 1 on Oahu to resolve a force majeure condition. On May 6, 2022, the PUC conditionally approved this PPA amendment. On May 26, 2022, the Utilities filed a letter with the PUC requesting approval of an amendment requesting a price increase, a guaranteed commercial operation date change, and provisions to allow partial commissioning to a previously-approved PPA for Stage 1 on Hawaii Island to resolve a force majeure condition. On June 29, 2022, the PUC approved this PPA amendment. On July 31, 2022, the first Stage 1 solar-pus-storage project (39 MW solar/156 MWh storage) was placed into service. See also “Stage 1 renewable PPAs” in Note 3 of the Condensed Consolidated Financial Statements.
•In continuation of their February 2018 request for proposal process, the Utilities issued their Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. Final awards for the renewable projects were made on May 8, 2020. Final awards for the grid services projects were made starting in January 2020. To date, the Utilities had filed 11 PPAs, including 4 PPAs declared null and void by the independent power producers, 2 GSPAs and 2 applications for commitments of funds for capital expenditures for approval of the utility self-build projects with the PUC. The majority of these projects were approved by the PUC in 2021. On March 23, 2022, the PUC approved one solar-plus-storage project on Oahu for 15 MW of generation and 60 MWh of storage. On May 25,

2022, the PUC denied the one Utility Self-Build project on Hawaii Island. In response, the Utilities filed a motion for reconsideration with the PUC. On June 24, 2022 the Utilities filed Supplemental Request informing the PUC that the project might be eligible to receive funds under the federal Infrastructure Investment and Jobs Act (IIJA). On July 27, 2022 the PUC suspended the docket until after such time that the Utilities have received final disposition of its application for funding under the IIJA. The Utilities shall then properly request the PUC to lift the suspension and either issue a decision on the pending Motion, or take further action as appropriate. On July 25, 2022, the PUC approved the final solar-plus-storage project on Oahu for 42 MW of generation and 168 MWh of storage. The Utility Self-Build project on Maui is still pending PUC approval.
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
* See further discussion under “Review of Interconnection Process and Kapolei Energy Storage Power Purchase Agreement” below.
The total projected annual payment of $75.1 million for these PPAs will be recovered through the PPAC to the extent such costs are not included in base rates. On February 15, 2022, the Utilities filed letters with the PUC requesting approval of amendments to two of the previously-approved PPAs for Stage 2, one on Oahu and one on Maui, that address delays and price increase due to the COVID-19 pandemic and the global supply-chain crisis, as well as other market conditions that have arisen during the development of these projects. On March 2, 2022, the PUC declined to approve both amendments. On March 14, 2022, both the developer of the project and the Utilities filed a motion for reconsideration for one project, and the developer also filed a motion for reconsideration for the second project. On May 5, 2022, the developer withdrew its motions for reconsideration for both projects and on May 6, 2022, the Utilities withdrew their motion for reconsideration and filed the developer’s notices declaring PPAs for the projects null and void. On May 6, 2022, after the developer declared the PPAs null and void, the PUC granted the Utilities’ motion for reconsideration, approving the amendment to the Maui based project. However, the PUC’s order did not change the developer’s null and void declaration of the PPA for the Maui based project. On October 21, 2022, the Utilities filed a letter with the PUC requesting approval of an amendment to increase price and to change the guaranteed commercial operation date of a previously-approved PPA for Stage 2 on Maui.
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
•The Utilities’ renewable energy goals depend, in large part, on the success of renewable projects developed and operated by independent power producers. Beginning in 2017, the Utilities embarked on an ambitious procurement effort, selecting multiple solar plus storage efforts to help reach the Utilities renewable portfolio standards goals as well as to assist the Utilities in retiring fossil fuel generation. Several of the recently procured projects have experienced delays and four Stage 2 projects have been declared null and void by the independent power producers due to a number of issues, including supply chain disruptions caused by impacts from the COVID-19 pandemic, solar product detentions at U.S. ports of entry ordered by the U.S. Customers and Border Protection agency, and unforeseen site conditions which resulted in unanticipated project costs or in some cases the inability to effectively use previously identified project sites. Projects have also indicated potential impacts from the investigation launched by the US Department of Commerce on March 28, 2022, in response to a request by Auxin Solar Inc. in regards to solar panel imports. On June 6, 2022, President Biden created a bridge to temporarily facilitate U.S. solar deployers’ ability to source certain imported solar modules and cells free of certain duties for 24 months in order to ensure the U.S. has access to a sufficient supply of solar modules to meet electricity generation needs. The Utilities are in discussions with several project developers regarding requests to increase previously approved prices and extend guaranteed commercial operations date for those projects in order to ensure their viability given the impact of these recent market conditions. The Inflation Reduction Act (IRA) was signed into law on August 16, 2022. The Utilities are working with the developers to determine if the IRA will provide any benefit for the issues currently being seen by projects. Significant project delays or failures of these projects increase the risk of the Utilities not meeting the renewable portfolio standards or other climate related goals, eligibility for performance incentive mechanisms associated with the speed of increasing renewable generation, and the ability to retire fossil fuel units.
Tariffed renewable resources.
•As of September 30, 2022, there were approximately 564 MW, 123 MW and 135 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of September 30, 2022, an estimated 33% of single family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 20% of the Utilities’ total customers have solar systems.
•The Utilities began accepting energy from feed-in tariff projects in 2011. As of September 30, 2022, there were 43 MW, 2 MW and 6 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
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
•On November 22, 2021, CBRE RFPs for Molokai and Lanai were opened. The RFP for Lanai sought a single PV paired with storage project, which included a 3 MW portion, reserved for CBRE. The Lanai RFP closed on February 14, 2022 and the Molokai RFP closed on March 1, 2022. A project was selected in the Lanai RFP but negotiations were terminated. On July 1, 2022, a replacement project was selected and negotiations commenced. The RFP for Molokai sought 2.75 MW of new PV paired with storage projects for CBRE generation. No projects were selected in the Molokai RFP. However, with the concurrence of the independent observer, the Utilities are working with the lone bidder outside of the RFP process.
•On March 17, 2022, the CBRE LMI RFPs for Oahu, Maui and Hawaii were opened and proposals are currently being evaluated. The Utilities opened the CBRE Tranche 1 RFPs for Oahu, Maui and Hawaii on April 14, 2022 and proposals are currently being evaluated. See “Transition to a decarbonized and sustainable energy future—Community-based renewable energy” for additional information.
•The PUC issued a letter to the Utilities requesting development with a Stage 3 RFP on Hawaii Island on January 21, 2021. In accordance with guidance provided by the PUC in a subsequent letter on April 20, 2021, the Utilities filed the Hawaii Island Grid Needs Assessment on July 15, 2021 and the draft RFP, including model contracts for PV+BESS, wind+BESS, standalone storage, firm renewable generation, and DER aggregators on October 15, 2021. The requirements in the Stage 3 RFP are guided by the results of the Grid Needs Assessment. On March 18, 2022, the Utilities filed a second draft of the Stage 3 RFP for Hawaii Island, incorporating stakeholder and PUC feedback. On May 31, 2022, the Utilities filed its proposed final draft Stage 3 RFP for Hawaii Island. On June 30, 2022, the PUC issued an order approving with modifications the Stage 3 RFP for Hawaii Island and providing guidance on the Oahu and Maui Stage 3 RFPs. On July 11, 2022, the Utilities filed a motion for partial reconsideration and/or clarification of the PUC’s order. On July 20, 2022, the Utilities filed a Request for Extension to file the final Stage 3 RFP for Hawaii Island. On July 28, 2022, the PUC issued an order granting the Utilities’ motion for an enlargement of time to file the final Stage 3 RFP for Hawaii Island. The Utilities’ deadline to file the final Stage 3 RFP for Hawaii Island is 15 days from the filing date of the PUC’s decision on the Utilities’ Motion for Reconsideration. On October 17, 2022, the PUC issued an order in response to the Utilities’ Motion. The final Stage 3 RFP was filed on November 7, 2022 and the RFP will be deemed approved and issued on November 17, 2022 unless the PUC directs otherwise.
•On February 18, 2022, the PUC sent a letter to the Utilities directing them to develop Stage 3 RFPs for Oahu and Maui. On March 10, 2022, the Utilities submitted its recommendations on plans to develop Stage 3 RFPs for Oahu and Maui, and on May 2, 2022, the Utilities filed draft RFPs for Oahu and Maui. For Oahu, the Utilities are seeking 500 to 700 MW of renewable firm capacity, and at least 475 GWh of renewable dispatchable energy annually. For Maui, the Utilities are procuring at least 40 MW of renewable firm capacity, and at least 180 GWh of renewable dispatchable energy annually. Updated grid needs assessments for Oahu and Maui were filed on July 29, 2022. Thirty-three information requests were issued by the PUC for the near term grid needs assessments supporting the Oahu and Maui Stage 3 RFPs on September 28, 2022. On October 7, 2022, the Utilities requested an extension from October 19, 2022 to November 16, 2022 to respond. On October 17, 2022, the Utilities filed a letter in both the RFP and IGP dockets with updated schedules for the Stage 3 and IGP RFPs and requesting approval to issue the Stage 3 Hawaii RFP by October 31, 2022 and the Stage 3 Maui and Oahu RFPs by November 30, 2022. The October 17, 2022 Order also mandated a 30 day comment period on the grid needs assessments for Oahu and Maui, which started on October 20, 2022. The filing of the Utilities’ letter crossed with the filing of the PUC order.
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
On June 30, 2021, the Utilities issued two RFPs for all fuels for supply commencing January 1, 2023. On February 1, 2022, the Utilities and PAR Hawaii entered into a fuel supply contract commencing January 1, 2023 and Second Amendment to the existing fuel contract to amend tier-1 volumes. On September 1, 2022, the fuel supply contract with PAR Hawaii was approved by the PUC on an interim basis and the Second Amendment to the existing fuel contract received final approval from the PUC. The costs incurred under the contract with PAR Hawaii are recovered in the Utilities’ respective ECRCs.
On March 3, 2022, as part of economic sanctions amid the Russia-Ukraine war, Par Hawaii announced that it is suspending all purchases of Russian crude oil, which accounts for at least 25% of Hawaii’s supply. The average fuel oil cost per barrel has increased 92% over prior year’s quarter. The Utilities are expecting bills to fluctuate until global oil market stabilizes.
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
FINANCIAL CONDITION

Liquidity and capital resources. As of September 30, 2022, there were no amounts outstanding on Hawaiian Electric’s revolving credit facility and $98 million of commercial paper borrowings outstanding by the Utilities. The total amount of available borrowing capacity under the Utilities’ committed line of credit was $200 million.
Hawaiian Electric expects that its liquidity will continue to be moderately impacted at the Utilities due to higher fuel prices and lingering COVID-19 impacts to the local economy. As of September 30, 2022, fuel inventories have increased by $126 million compared to December 31, 2021. Elevated fuel prices billed to customers have also resulted in higher accounts receivable balances, which increased by $72 million, compared to the accounts receivable balances as of December 31, 2021. Higher accounts receivable balances and bad debt expense may result in higher write-offs in the future. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements. However, the Utilities’ liquidity and access to capital remains adequate and is expected to remain adequate. As of September 30, 2022, the total amount of available borrowing capacity (net of commercial paper outstanding) under the Utilities’ committed lines of credit and cash and cash equivalents was approximately $123 million.
The Utilities are continuing the disconnection process on a tiered basis, expanding the targeted balances, which is expected to reduce delinquent accounts receivable balances and accelerate cash collections.
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	September 30, 2022		December 31, 2021
Short-term borrowings, net of discount	$97	2%	$—	—%
Long-term debt, net	1,737	42	1,676	42
Preferred stock	34	1	34	1
Common stock equity	2,308	55	2,262	57
	$4,176	100%	$3,972	100%

Information about Hawaiian Electric’s commercial paper borrowings, borrowings from HEI and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Nine months ended September 30, 2022	September 30, 2022	December 31, 2021
Short-term borrowings[1]
Commercial paper	$45	$98	$—
Borrowings from HEI	—	—	—
Line of credit draws on revolving credit facility	—	—	—

1   The maximum amount of external short-term borrowings by Hawaiian Electric during the first nine months of 2022 was approximately $106 million. As of September 30, 2022, Hawaiian Electric had short-term borrowings from Hawaii Electric Light of $2 million and had short-term borrowings from Maui Electric of $16 million, which intercompany borrowings are eliminated in consolidation.
Credit agreement. On February 18, 2022, the PUC approved Hawaiian Electric’s request to extend the term of the $200 million Hawaiian Electric revolving credit facility to May 14, 2026. In addition to extending the term, Hawaiian Electric received PUC approval to exercise its options of two one-year extensions of the commitment termination date and to increase its aggregate revolving commitment amount from $200 million to $275 million, should there be a need. Hawaiian Electric has a $200 million line of credit facility with no amount outstanding at September 30, 2022.
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
On May 24, 2019, the PUC approved the Utilities’ request to issue SPRBs in the amounts of up to $70 million, $2.5 million and $7.5 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, prior to June 30, 2020, to finance the Utilities’ capital improvement programs. Pursuant to this approval, on October 10, 2019, the DBF issued, at par, Series 2019 SPRBs in the aggregate principal amount of $80 million with a maturity of October 1, 2049. As of September 30, 2022, Hawaiian Electric, Hawaii Electric Light, and Maui Electric had no undrawn funds.

On June 10, 2019, the Hawaii legislature authorized the issuance of up to $700 million of SPRBs ($400 million for Hawaiian Electric, $150 million for Hawaii Electric Light and $150 million for Maui Electric), with PUC approval, prior to June 30, 2024, to finance the Utilities’ multi-project capital improvement programs (2019 Legislative Authorization).
On February 9, 2021, the PUC approved the Utilities’ request to issue SPRBs (up to $100 million, $35 million and $45 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively) through 2022, with the proceeds to be used to finance the Utilities’ multi-project capital improvement programs. The PUC also approved the use of the expedited approval procedure to request the issuance and sale of the remaining/unused amount of SPRBs authorized by the 2019 Legislative Authorization (i.e., total not to exceed up to $400 million for Hawaiian Electric, up to $150 million for Hawaii Electric Light, and up to $150 million for Maui Electric) during the period January 1, 2023 through June 30, 2024. The Utilities filed their expedited letter request on July 29, 2022, followed by their expedited letter request for supplemental project approval and certification on September 30, 2022.
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
As of September 30, 2022, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $95 million, $75 million, and $35 million, respectively, of remaining taxable debt to issue prior to December 31, 2022. See summary table below.

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
Equity. In October 2018, the Utilities received PUC approval for the supplemental increase to issue and sell additional common stock in the amounts of up to $280 million for Hawaiian Electric and up to $100 million each for Hawaii Electric Light and Maui Electric, with the new total “up to” amounts of $430 million for Hawaiian Electric and $110 million each for Hawaii Electric Light and Maui Electric, and to extend the period authorized by the PUC to issue and sell common stock from December 31, 2021 to December 31, 2022. As of September 30, 2022, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $221.4 million, $93.7 million, and $63.2 million, respectively, of remaining common stock to issue prior to December 31, 2022. See summary table below.

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
Cash flows. The following table reflects the changes in cash flows for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

	Nine months ended September 30
(in thousands)	2022	2021	Change
Net cash provided by operating activities	$124,167	$198,256	$(74,089)
Net cash used in investing activities	(219,126)	(197,589)	(21,537)
Net cash provided by financing activities	61,005	(21,213)	82,218

Net cash provided by operating activities. The decrease in net cash provided by operating activities was driven by higher cash paid for fuel oil stock due to higher fuel oil prices and higher volume purchased in preparation of end of service of AES Hawaii coal plant, as well as increase in customer accounts receivable resulting from increase in fuel prices, partially offset by payments on installment plans, higher cash receipts associated with increased disconnection efforts, and lower cash paid for accounts payable due to timing.
Net cash used in investing activities. The increase in net cash used in investing activities was primarily driven by an increase in capital expenditures related to construction activities.
Net cash provided by financing activities. The increase in net cash provided by financing activities was primarily driven by net increase in short-term borrowing in 2022 and repayment of short-term debt in 2021, partially offset by lower net cash from long-term debts.
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
Forecast capital expenditures. For the five-year period 2022 through 2026, the Utilities forecast up to $2.0 billion of net capital expenditures, which could change over time based upon external factors such as the timing and scope of environmental regulations and/or unforeseen delays in permitting and timing of PUC decisions. Approximately $1.2 billion is related to replacement and modernization of generation, transmission and distribution assets; approximately $0.5 billion is related to climate-related projects to transition to renewable energy or mitigate climate impacts by increasing the resilience of the system, and approximately $0.3 billion for targeted efforts to improve reliability. Proceeds from the issuance of equity and long-term debt, cash flows from operating activities, temporary increases in short-term borrowings and existing cash and cash equivalents are expected to provide the funds needed for the net capital expenditures, to pay down commercial paper or other short-term borrowings, as well as to fund any unanticipated expenditures not included in the 2022 to 2026 forecast (such as increases in the costs or acceleration of capital projects, or unanticipated capital expenditures that may be required by new environmental laws and regulations).
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

Bank
Recent Developments. See also Recent developments in HEI’s MD&A.
The Hawaii economy continued to improve in the third quarter of 2022 as an increase in visitor arrivals have helped drive a growing labor market and tax collections. Domestic visitor arrivals exceeded pre-pandemic levels in September 2022 due to pent up demand from leisure travelers. The state and county governments have also lifted all COVID-related travel restrictions for arriving domestic passengers. International visitor arrivals continued to lag significantly behind pre-pandemic levels but is gradually increasing as certain Asian countries have started to loosen travel restrictions. Other COVID-related mandates have also been lifted such as the indoor mask mandate and capacity limits for indoor and outdoor events. COVID cases caused by the new variants have decreased and remain relatively stable at low levels along with hospitalization rates.
In the first nine months in 2022, the Federal Reserve raised its federal funds rate to a target range of 3.0%-3.25% in response to surging inflationary pressures in the economy. The increase in interest rates have increased ASB’s net interest margin; however, the higher interest rates have also reduced mortgage refinance and purchase activity, negatively impacting mortgage banking income. Additionally, the tight labor market and inflationary pressures have increased compensation and benefit expenses, which have partially offset the benefit of a higher interest rate environment. ASB’s net interest margin for the quarter ended September 30, 2022 of 2.96% was higher than the net interest margin for linked quarter ended June 30, 2022 of 2.85% and the net interest margin for the quarter ended September 30, 2021 of 2.90%.
Deposit growth, which was used to fund loan growth and purchase investment securities, has slowed and required ASB to increase its other borrowings to fund the loan portfolio growth. The Bank’s ASB CARES loan program continued to paydown and most of the fees from the program have been recognized as of September 30, 2022. Net interest income was $65.7 million for the quarter ended September 30, 2022 compared to $60.3 million for the quarter ended September 30, 2021.
For the quarter ended September 30, 2022, ASB recorded a 0.2 million negative provision for credit losses, primarily driven by lower loss ratios for the loan portfolio due to improved credit quality, partly offset by additional reserves required for loan portfolio growth, including reserves established for consumer loans purchased. The provision for credit losses in future quarters will be dependent on future economic conditions and changes to borrower credit quality at that time.
In response to COVID-19, ASB made short-term loan modifications to borrowers who were generally payment current at the time of relief. As of September 30, 2022, no loans remained in their active deferral period. Approximately $4.1 million of loans were not able to resume their contractual payments and were considered delinquent as of September 30, 2022.
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
The CARES Act was signed into law on March 27, 2020. The CARES Act provided over $2 trillion in economic assistance for American workers, families, and small businesses, and job preservation for American industries. The PPP was established under the CARES Act and implemented by the United States Small Business Administration (SBA) to provide a direct incentive for small businesses to keep their workers on the payroll as a result of the COVID-19 crisis. ASB worked with a number of small businesses, both customers and non-customers, to complete the loan application forms so that these businesses could participate in the program. During the first round of PPP, the Bank secured more than $370 million in PPP loans for approximately 4,100 small businesses that supported over 40,000 jobs; ASB received processing fees totaling approximately $13 million and started recognizing these fees over the life of the loans. During the second round of PPP, ASB secured more than $175 million for approximately 2,200 small businesses that supported more than 20,000 jobs; ASB received processing fees of approximately $9 million. The remaining PPP loans outstanding as of September 30, 2022 was approximately $5 million and the remaining fees to be recognized over the life of the loans was approximately $0.1 million.
Other provisions of the CARES Act provides that a financial institution may elect to suspend the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and any related impairment for accounting purposes. See Note 4 of the Condensed Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

	Three months ended September 30		Increase
(in millions)	2022	2021	(decrease)	Primary reason(s)
Interest and dividend income	$68	$61	$7
				Average loan portfolio yields were 2 basis points higher—yield benefited from the rising interest rate environment. New loan production yields are now higher than the portfolio yields.
				Average loan portfolio balances increased $367 million - commercial real estate, residential, home equity line of credit and consumer loan portfolio average balances increased $176 million, $150 million, $86 million and $56 million, respectively. The increase in the commercial real estate, home equity line of credit and consumer loan portfolios were due to increased demand for these loan products. The growth in consumer loans included purchases of solar and sustainable home improvement loans. The increase in the residential loan portfolio was due to the Bank’s decision to portfolio a larger portion of the residential loan production. The commercial loan average balance decreased $102 million due to repayments in the ASB Cares loan portfolio.
				Average investment securities portfolio balance increased $230 million—excess liquidity was invested in agency securities. Average investment securities portfolio yield was 25 basis point higher due to lower investment portfolio premium amortizations.
				Average other investments decreased $61 million - decrease in interest earning deposits due to excess liquidity being used to fund loan production and purchase investment securities.
Noninterest income	13	15	(2)
				Lower mortgage banking income - lower residential loan sale volume due to lower production volume and ASB’s decision to portfolio a larger portion of the residential loan production. In addition, the residential loan sale profit margin was lower in 2022 compared to 2021.
				Lower bank owned life insurance income - lower returns from insurance policies.
Revenues	81	76	5
The increase in revenues for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to higher interest and dividend income partly offset by lower noninterest income.

Interest expense	3	1	2
				Increase in interest expense on deposits and other borrowings was due to an increase in term certificate and other borrowing balances which were required to fund the loan portfolio growth, and higher yields due to the increase in the interest rate environment.
				Average core deposit balances increased $346 million; average term certificate balances increased $6 million.
				Average deposit yields increased from 6 basis points to 8 basis points.
				Average other borrowings increased $191 million and average yields increased 145 basis points.
Provision for credit losses	—	(2)	2
				2022 negative provision for credit losses was primarily due to the release of credit loss reserves for improved credit trends in the residential, home equity line of credit and consumer loan portfolios, partly offset by additional credit loss reserves for growth in the consumer loan portfolio which included purchases of solar and sustainable home improvement loans.
				2022 negative provision for credit losses also included the release of credit loss reserves for unfunded commercial construction loan commitments.
				2021 negative provision for credit losses reflected credit upgrades in the commercial real estate and commercial loan portfolios, partly offset by additional provision for credit losses for the retail loan portfolios based on the recent surge in COVID-19 infections and a delay in Hawaii’s economic recovery.
				2021 negative provision for credit losses was also due to a shift in asset mix - lower personal unsecured loan portfolio balances which had higher credit loss rates were replaced with residential and commercial real estate loan portfolios with lower credit loss rates.
				Delinquency rates have decreased—from 0.37% at September 30, 2021 to 0.27% at September 30, 2022 primarily due to lower residential 1-4 family loan delinquencies, partly offset by higher commercial markets loan delinquencies.
				Net charge-off to average loans was flat—0.03% at September 30, 2022 and 2021.

	Three months ended September 30		Increase
(in millions)	2022	2021	(decrease)	Primary reason(s)
Noninterest expense	52	52	—
				Included in compensation and benefits were higher base compensation, incentive compensation and employee benefit costs for the three months ended September 30, 2022 compared to the same period in 2021 that were offset by the fair value adjustment related to the deferred compensation plan.
Expenses	55	51	4	The increase in expenses for the three months ended September 30, 2022 compared to the same period in 2021 was due to higher interest expenses and lower negative provision for credit losses.
Operating income	26	25	1
The increase in operating income for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to higher interest income in 2022 partly offset by lower noninterest income, higher interest expenses and lower negative provision for credit losses.

Net income	21	19	2	Net income for the three months ended September 30, 2022 was higher than the same period in 2021 due to higher operating income partly offset by higher income tax expense.

	Nine months ended September 30		Increase
(in millions)	2022	2021	(decrease)	Primary reason(s)
Interest and dividend income	$191	$182	$9
				Average loan portfolio yields were 12 basis points lower—impacted by the continued low interest rate environment in 2021 and the beginning of 2022 as adjustable rate loans had repriced lower during the past year and new loan production yields were below their portfolio yields. 2022 loan yields were also impacted by lower PPP loan fees recognized in 2022 compared to 2021 as the PPP loan portfolio has paid down significantly over the past year.
				Average loan portfolio balances increased $69 million - residential loan average balances increased $156 million due to the Bank’s decision to portfolio a larger portion of the residential loan production. Commercial real estate average loan balances increased $104 million due to demand for this loan type. Commercial loan average balances decreased $190 million due to repayments in the PPP loan portfolio.
				Average investment securities portfolio balances increased $524 million—excess liquidity from strong deposit growth had been invested in agency securities.
				Average investment securities portfolio yields were 23 basis points higher—benefited from lower amortization of premiums in the investment portfolio.
Noninterest income	42	49	(7)
				Lower mortgage banking income - lower residential loan sale volume due to lower production volume and ASB’s decision to portfolio a larger portion of the residential loan production. In addition, the residential loan sale profit margin was lower in 2022 compared to 2021.
				Lower bank owned life insurance income - lower returns from insurance policies and lower insurance policy claim proceeds in 2022 compared to 2021.
				Higher fee income on deposit liabilities due to fees from increased deposit account activity.
				Higher gain on sale of real estate - due to the sale of a branch property owned by ASB. The branch was closed in January 2022. No similar sale in 2021.
Less: gain on sale of real estate	(1)	—	(1)	Gain on sale of real estate, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 4, is classified as gain on sale of real estate in the condensed consolidated statements of income, and accordingly, is reflected in operating expenses below as a separate line item and excluded from Revenues.
Less: gain on sale of investment securities, net	—	(1)	1	Gain on sale of investment securities, net, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 4, is classified as gain on sale of investment securities, net in the condensed consolidated statements of income, and accordingly, is reflected below following operating income as a separate line item and excluded from Revenues.
Revenues	232	230	2
The increase in revenues for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to higher interest and dividend income partly offset by lower noninterest income.

	Nine months ended September 30		Increase
(in millions)	2022	2021	(decrease)	Primary reason(s)
Interest expense	5	4	1
				Interest expense on deposits and other borrowings increased in 2022 compared to 2021 due to an increase in balances and yields of FHLB advances partly offset by lower term certificate balances and yields.
				Average core deposit balances increased $603 million; average term certificate balances decreased $76 million.
				Average deposit yields decreased from 7 basis points to 6 basis points.
				Average other borrowings increased $65 million and average yields increased 87 basis points.
Provision for credit losses	(1)	(22)	21
				2022 negative provision for credit losses reflected improved credit trends, credit regrades and lower credit loss rates in the commercial real estate and commercial, loan portfolios.
				2022 negative provision for credit losses also included additional credit loss reserves for growth in the commercial real estate and consumer loan portfolios, which included loss reserves established for the solar and sustainable home improvement loans purchased during the year.
				2021 negative provision for credit losses reflected improvement in economic outlook, strong credit results including lower net charge-offs and improved credit loss rates which included credit upgrades in the commercial real estate and commercial loan portfolios.
				2021 negative provision for credit losses was also due to lower personal unsecured loan portfolio balances which had higher credit loss rates and improving net charge-off trends in the loan portfolio.
				Delinquency rates have decreased—from 0.37% at September 30, 2021 to 0.27% at September 30, 2022 due to lower residential 1-4 family loan delinquencies, partly offset by higher commercial markets loan delinquencies.
				Net charge-off to average loans have decreased—from 0.08% at September 30, 2021 to 0.01% at September 30, 2022 primarily due to lower personal unsecured loan portfolio net charge-offs.
Noninterest expense	149	147	2
				Lower compensation and benefits expenses offset by higher occupancy and retirement plan expenses.
				Higher base compensation and employee benefit costs were more than offset by the fair value adjustment related to the deferred compensation plan in 2022 and the separation agreement for an executive officer that was paid in 2021 with no similar payment in 2022.
				2021 noninterest expense benefited from a one-time credit adjustment for a change in accounting for the ASB retirement plan with no similar credit in 2022.
Gain on sale of real estate	(1)	—	(1)
Expenses	152	129	23
The increase in expenses for the nine months ended September 30, 2022 compared to the same period in 2021 was due to lower negative provision for credit losses in 2022, higher noninterest expenses and higher interest expenses, partly offset by higher gain on sale of real estate in 2022.

Operating income	80	101	(21)
The decrease in operating income for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to higher negative provision for credit losses in 2021 and lower noninterest income in 2022, partly offset by higher interest income in 2022.

Gain on sale of investment securities, net	—	1	(1)	The decrease in gain on sale of investment securities - primarily due to the sale of investment securities in 2021 with no similar sales in 2022.
Net income	62	79	(17)
Net income for the nine months ended September 30, 2022 was lower than the same period in 2021 due to lower operating income and lower gain on sale of investment securities, partly offset by lower income tax expense.

ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended September 30		Nine months ended September 30
(%)	2022	2021	2022	2021
Return on average assets	0.89	0.86	0.90	1.21
Return on average equity	15.11	10.26	13.65	14.31
Net interest margin	2.96	2.90	2.87	2.94

	Three months ended September 30
	2022			2021
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$16,598	$83	1.96	$77,991	$30	0.15
FHLB stock	15,858	175	4.39	10,002	76	3.01
Investment securities
Taxable	3,183,928	14,453	1.82	2,959,102	11,625	1.57
Non-taxable	68,938	432	2.48	63,823	336	2.10
Total investment securities	3,252,866	14,885	1.83	3,022,925	11,961	1.58
Loans
Residential 1-4 family	2,348,214	20,721	3.53	2,198,089	19,531	3.55
Commercial real estate	1,370,993	13,535	3.88	1,194,776	9,846	3.24
Home equity line of credit	952,298	7,459	3.11	866,755	6,791	3.11
Residential land	21,253	256	4.84	19,020	269	5.66
Commercial	671,175	6,945	4.08	773,548	8,988	4.62
Consumer	182,503	4,541	9.88	126,821	4,078	12.76
Total loans [1,2]	5,546,436	53,457	3.82	5,179,009	49,503	3.80
Total interest-earning assets [3]	8,831,758	68,600	3.09	8,289,927	61,570	2.96
Allowance for credit losses	(70,685)			(78,258)
Noninterest-earning assets	544,651			739,522
Total assets	$9,305,724			$8,951,191
Liabilities and shareholder’s equity:
Savings	$3,296,229	$219	0.03	$3,129,166	$204	0.03
Interest-bearing checking	1,339,002	150	0.04	1,240,159	61	0.02
Money market	214,706	55	0.10	202,073	31	0.06
Time certificates	472,425	1,280	1.08	466,343	880	0.75
Total interest-bearing deposits	5,322,362	1,704	0.13	5,037,741	1,176	0.09
Advances from Federal Home Loan Bank	146,462	951	2.54	54	—	0.30
Securities sold under agreements to repurchase and federal funds purchased	134,458	104	0.31	89,540	5	0.02
Total interest-bearing liabilities	5,603,282	2,759	0.19	5,127,335	1,181	0.09
Noninterest bearing liabilities:
Deposits	2,966,148			2,899,005
Other	186,840			173,842
Shareholder’s equity	549,454			751,009
Total liabilities and shareholder’s equity	$9,305,724			$8,951,191
Net interest income		$65,841			$60,389
Net interest margin (%) [4]			2.96			2.90

	Nine months ended September 30
	2022			2021
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$69,813	$230	0.43	$65,133	$61	0.12
FHLB stock	12,396	343	3.70	10,398	251	3.23
Investment securities
Taxable	3,192,967	42,220	1.76	2,688,906	30,761	1.53
Non-taxable	69,265	1,185	2.27	49,520	805	2.16
Total investment securities	3,262,232	43,405	1.77	2,738,426	31,566	1.54
Loans
Residential 1-4 family	2,320,414	60,904	3.50	2,164,829	58,592	3.61
Commercial real estate	1,256,402	33,485	3.53	1,152,716	28,392	3.26
Home equity line of credit	894,685	20,163	3.01	898,304	21,118	3.14
Residential land	21,529	1,044	6.47	17,782	683	5.12
Commercial	702,489	20,350	3.85	892,181	28,179	4.21
Consumer	140,735	11,798	11.21	141,800	13,569	12.79
Total loans [1,2]	5,336,254	147,744	3.69	5,267,612	150,533	3.81
Total interest-earning assets [3]	8,680,695	191,722	2.94	8,081,569	182,411	3.01
Allowance for credit losses	(69,811)			(90,347)
Noninterest-earning assets	608,240			743,611
Total assets	$9,219,124			$8,734,833
Liabilities and shareholder’s equity:
Savings	$3,284,235	$638	0.03	$3,029,335	$594	0.03
Interest-bearing checking	1,347,378	295	0.03	1,214,136	178	0.02
Money market	210,899	124	0.08	191,092	99	0.07
Time certificates	423,779	2,515	0.79	500,278	3,048	0.81
Total interest-bearing deposits	5,266,291	3,572	0.09	4,934,841	3,919	0.11
Advances from Federal Home Loan Bank	59,903	1,085	2.39	20,474	42	0.27
Securities sold under agreements to repurchase and federal funds purchased	109,028	114	0.14	83,453	13	0.02
Total interest-bearing liabilities	5,435,222	4,771	0.12	5,038,768	3,974	0.11
Noninterest bearing liabilities:
Deposits	2,988,191			2,792,899
Other	189,318			166,285
Shareholder’s equity	606,393			736,881
Total liabilities and shareholder’s equity	$9,219,124			$8,734,833
Net interest income		$186,951			$178,437
Net interest margin (%) [4]			2.87			2.94
1   Includes loans held for sale, at lower of cost or fair value.
2   Includes recognition of net deferred loan fees of $0.9 million and $3.9 million for the three months ended September 30, 2022 and 2021, respectively, and $4.5 million and $11.3 million for the nine months ended September 30, 2022 and 2021, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans. Includes nonaccrual loans.
3   For the three and nine months ended September 30, 2022 and 2021, the taxable-equivalent basis adjustments made to the table above were not material.
4   Defined as net interest income, on a fully taxable equivalent basis, as a percentage of average total interest-earning assets.
Earning assets, costing liabilities, contingencies and other factors.  Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on costing liabilities. The interest rate environment has been impacted by disruptions in the financial markets over a period of several years. The Federal Open

Market Committee increased its federal funds rate target range to 3.00% - 3.25% in 2022 due to signs of inflation and ASB’s net interest income and net interest margin has started to increase but still remains at lower levels. A return of the recent low interest rate environment may negatively impact ASB’s net interest income and net interest margin.
Loans and mortgage-backed securities are ASB’s primary earning assets.
Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. See Note 4 of the Condensed Consolidated Financial Statements for a composition of ASB’s loan portfolio.
Home equity — key credit statistics. The HELOC portfolio makes up 17% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable-rate term loan with a 20-year amortization period. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed-rate loan with level principal and interest payments. As of September 30, 2022, approximately 40% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. A HELOC loan is typically in a subordinate lien position to a borrower’s first mortgage loan, however, approximately 57% of ASB’s HELOC loan portfolio is in a first lien position.
Loan portfolio risk elements.  See Note 4 of the Condensed Consolidated Financial Statements.
Investment securities.  ASB’s investment portfolio was comprised as follows:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$156,301	6%	$149,961	5%
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	2,531,946	92	2,900,322	94
Corporate bonds	39,935	1	31,178	1
Mortgage revenue bonds	15,033	1	15,427	—
Total investment securities	$2,743,215	100%	$3,096,888	100%
ASB continues to invest in high-grade investment securities. Currently, ASB’s investment portfolio consists of U.S. Treasury and federal agency obligations, mortgage-backed securities, corporate bonds and mortgage revenue bonds. ASB owns mortgage-backed securities issued or guaranteed by the U.S. government agencies or sponsored agencies, including the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), Government National Mortgage Association (GNMA) and Small Business Administration (SBA). Principal and interest on mortgage-backed securities issued by FNMA, FHLMC, GNMA and SBA are guaranteed by the issuer and, in the case of GNMA and SBA, backed by the full faith and credit of the U.S. government. U.S. Treasury securities are also backed by the full faith of the U.S. government. The decrease in the investment securities portfolio was primarily due to an increase in unrealized losses in the available-for-sale investment securities portfolio.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. While deposits have increased by $87 million year-to-date, deposit retention and sustained growth will remain challenging in the current environment due to the rising interest rate environment and the level of core deposit rates. Advances from the FHLB of Des Moines, securities sold under agreements to repurchase and federal funds purchased continue to be additional sources of funds. As of September 30, 2022 ASB’s costing liabilities consisted of 95% deposits and 5% other borrowings compared to 99% deposits and 1% other borrowings as of December 31, 2021. The weighted average cost of deposits for the first nine months of 2022 and 2021 was 0.06% and 0.07%, respectively. As of September 30, 2022 and December 31, 2021, ASB had approximately $1.3 billion and $1.4 billion, respectively, of deposits that were uninsured.
Federal Home Loan Bank of Des Moines. As of September 30, 2022 ASB had $125 million of advances outstanding at the FHLB of Des Moines compared to no advances outstanding as of December 31, 2021. As of September 30, 2022, the unused borrowing capacity with the FHLB of Des Moines was $1.9 billion. The FHLB of Des Moines continues to be an important source of liquidity for ASB.
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
As of September 30, 2022, ASB had an unrealized loss, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $340.3 million compared to an unrealized loss, net of taxes, of $32.0 million as of December 31, 2021. The unrealized losses were due to changes in interest rates and did not affect regulatory capital ratios. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first nine months of 2022, ASB recorded a negative provision for credit losses of $0.2 million in the allowance for credit losses reflecting improved credit trends, credit regrades and lower credit loss rates in the commercial real estate and commercial loan portfolios, partly offset by credit loss reserves for growth in the commercial real estate and consumer loan portfolios, which included loss reserves for solar and sustainable home improvement loans purchased during the year. During the first nine months of 2021, ASB recorded a negative provision for credit losses of $22.0 million in the allowance for credit losses primarily due to improvement in the economic outlook, strong credit results including lower net charge-offs and credit upgrades in the commercial real estate and commercial loan portfolios and a decrease in personal unsecured loan portfolio balances which had higher credit loss rates.

	Nine months ended September 30		Year ended December 31, 2021
(in thousands)	2022	2021
Allowance for credit losses, beginning of period	$71,130	$101,201	$101,201
Provision for credit losses	(192)	(21,967)	(26,425)
Less: net charge-offs	532	3,290	3,646
Allowance for credit losses, end of period	$70,406	$75,944	$71,130
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.01%	0.08%	0.07%
ASB maintains a reserve for credit losses that consists of two components, the allowance for credit losses and an allowance for loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in provision for credit losses. For the nine months ended September 30, 2022 and 2021, ASB recorded a recovery in the provision for credit losses for unfunded commitments of $0.5 million and $0.4 million, respectively. As of September 30, 2022 and December 31, 2021, the reserve for unfunded loan commitments was $4.4 million and $4.9 million, respectively.
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
Beginning in the second quarter of 2020, ASB adopted the community bank leverage ratio framework, which allowed it to report only on the community bank leverage ratio, but does not change minimum capital requirements under OCC regulations. At March 31, 2021, ASB’s leverage ratio was below the 8.5 percent requirement to qualify for abbreviated reporting under the community bank leverage framework for 2021 and started reporting its risk-based capital ratios in the third quarter of 2021. As of September 30, 2022, the bank was in compliance with all of the minimum capital requirements under OCC regulations, and was categorized as “well capitalized” under the regulatory framework for prompt corrective action.

FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	September 30, 2022	December 31, 2021	% change
Total assets	$9,316	$9,182	1
Investment securities	2,743	3,097	(11)
Loans held for investment, net	5,617	5,140	9
Deposit liabilities	8,259	8,172	1
Other bank borrowings	409	88	363
As of September 30, 2022, ASB was one of Hawaii’s largest financial institutions based on assets of $9.3 billion and deposits of $8.3 billion.
As of September 30, 2022, ASB’s unused FHLB borrowing capacity was approximately $1.9 billion. As of September 30, 2022, ASB had commitments to borrowers for loans and unused lines and letters of credit of $2.1 billion, of which, commitments to lend to borrowers whose loan terms have been modified in troubled debt restructurings were nil. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the nine months ended September 30, 2022, net cash provided by ASB’s operating activities was $82 million. Net cash used during the same period by ASB’s investing activities was $553 million, primarily due to a net increase in loans receivable of $395 million, purchases of available-for-sale securities of $366 million, purchases of loans held for investment of $77 million, bank owned life insurance purchases of $5 million, additions to premises and equipment of $3 million and a net increase in FHLB stock of $5 million, partly offset by the receipt of investment security repayments and maturities of $296 million, proceeds from redemption of bank owned life insurance of $2 million and proceeds from the sale of real estate of $1 million. Net cash provided by financing activities during this period was $370 million, primarily due to increases in deposit liabilities of $87 million, a net increase in short-term borrowings of $125 million and a net increase in repurchase agreements of $196 million, partly offset by a net decrease in mortgage escrow deposits of $6 million and $32 million in common stock dividends to HEI (through ASB Hawaii).
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
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of September 30, 2022, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 7.7% (5.0%), common equity Tier-1 ratio of 12.5% (6.5%), Tier-1 capital ratio of 12.5% (8.0%) and total capital ratio of 13.5% (10.0%). As of December 31, 2021, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 7.9% (5.0%), common equity Tier-1 ratio of 13.3% (6.5%), Tier-1 capital ratio of 13.3% (8.0%) and total capital ratio of 14.3% (10.0%). All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to HEI (through ASB Hawaii).

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
ASB’s interest-rate risk sensitivity measures as of September 30, 2022 and December 31, 2021 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
+300	0.7%	5.6%	5.8%	15.5%
+200	0.5	4.0	4.2	11.7
+100	0.3	2.3	2.3	7.0
-100	(0.9)	(2.5)	(2.8)	(12.6)
ASB’s net interest income (NII) sensitivity profile was less asset sensitive as of September 30, 2022 compared to December 31, 2021, primarily driven by the increase in market rates and the shift in liability mix. The increase in market rates decreased prepayment expectations in the bank’s fixed-rate mortgage and mortgage-backed investment portfolios, driving decreased asset sensitivity. In addition, the bank’s liability mix shifted slightly with increased short-term borrowings due to temporary funding needs, further contributing to decreased NII sensitivity.

Economic value of equity (EVE) sensitivity decreased as of September 30, 2022 compared to December 31, 2021 as the duration of assets lengthened while the duration of liabilities shortened. The increase in market rates led to slower prepayment expectations and lengthened the duration of the fixed-rate mortgage and mortgage-backed investment portfolios. The upward shift in shorter term interest rates lowered the duration of core deposits and the bank’s liability mix shifted slightly with increased short-term borrowings due to temporary funding needs, further contributing to decreased EVE sensitivity.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of HEI common shares were made on the open market during the third quarter of 2022 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2022	21,037	$40.46	—	NA
August 1 to 31, 2022	23,081	$42.45	—	NA
September 1 to 30, 2022	172,307	$39.61	—	NA
NA - Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
**The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 14,247 of the 21,037 shares, 14,116 of the 23,081 shares and 147,929 of the 172,307 shares were purchased for the DRIP; 5,970 of the 21,037 shares, 7,087 of the 23,081 shares and 20,374 of the 172,307 shares were purchased for the HEIRSP; and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 5. Other Information
Effective November 3, 2022, the Company’s Board of Directors approved the amendment and restatement of the Company’s bylaws (as so amended and restated, the “Amended Bylaws”). The amendments were made to (i) make compliance with the applicable provisions of Rule 14a-19 under the Securities Exchange Act of 1934, as amended, a requirement for shareholders to nominate persons for election to the Company’s Board of Directors, and (ii) eliminate certain outdated language.
The foregoing summary of the Amended Bylaws is qualified in its entirety by reference to the full text of the Amended Bylaws, a copy of which is included as Exhibit 3 to this report and incorporated by reference herein.

Item 6. Exhibits

HEI Exhibit 3	HEI’s Amended and Restated Bylaws effective November 3, 2022.

HEI Exhibit 4	Letter Amendment effective November 1, 2022 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Scott W. H. Seu (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Paul K. Ito (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

HEI Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

HEI Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Shelee M. T. Kimura (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Scott W. H. Seu	By	/s/ Shelee M. T. Kimura
	Scott W. H. Seu		Shelee M. T. Kimura
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Paul K. Ito	By	/s/ Tayne S. Y. Sekimura
	Paul K. Ito		Tayne S. Y. Sekimura
	Vice President - Tax, Controller and Treasurer and		Senior Vice President,
	Interim Chief Financial Officer		Chief Financial Officer and Treasurer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: November 7, 2022		Date: November 7, 2022