Form 10-K
period 2022-12-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2023-02-27
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
1099 Alakea Street, Suite 2200, Honolulu, Hawaii  96813 - Hawaiian Electric Company, Inc. (Hawaiian Electric)
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒

	Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants as of	Number of shares of common stock outstanding of the registrants as of
	June 30, 2022	June 30, 2022	February 15, 2023
Hawaiian Electric Industries, Inc. (Without Par Value)	$4,477,193,306	109,466,829	109,472,304
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	None	17,753,533	17,854,278

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

Selected sections of Proxy Statement of HEI for the 2023 Annual Meeting of Shareholders to be filed-Part III

This combined Form 10-K represents separate filings by Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc. Information contained herein relating to any individual registrant is filed by each registrant on its own behalf. Hawaiian Electric makes no representations as to any information not relating to it or its subsidiaries.

i

GLOSSARY OF TERMS
Defined below are certain terms used in this report:

Terms	Definitions

ABOs	Accumulated benefit obligations
ACL	Allowance for credit losses as determined under the credit loss standard (ASU No. 2016-13, adopted by the Company on January 1, 2020), which requires the measurement of lifetime expected credit losses for financial assets held at the reporting date (based on historical experience, current conditions and reasonable and supportable forecasts)
AES Hawaii	AES Hawaii, Inc.
AFS	Available-for-sale
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
APBO	Accumulated postretirement benefit obligation
ARA	Annual revenue adjustment
AROs	Asset retirement obligations
ASB	American Savings Bank, F.S.B., a wholly-owned subsidiary of ASB Hawaii Inc.
ASB Hawaii	ASB Hawaii, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Btu	British thermal unit
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act enacted March 27, 2020
CBRE	Community-based renewable energy
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Company	When used in Hawaiian Electric Industries, Inc. sections and in the Notes to Consolidated Financial Statements, “Company” refers to Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B.; and Pacific Current, LLC and its subsidiaries (listed under Pacific Current). The Old Oahu Tug Service, Inc. was dissolved in March 2022.
When used in Hawaiian Electric Company, Inc. sections, “Company” refers to Hawaiian Electric Company, Inc. and its direct subsidiaries.

Consolidated Financial Statements	HEI’s or Hawaiian Electric’s Consolidated Financial Statements, including notes, in Item 8 of this Form 10-K
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
CSSM	Collective Shared Savings Mechanism
D&O	Decision and order from the PUC
DBF	State of Hawaii Department of Budget and Finance
DER	Distributed energy resources
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOH	State of Hawaii Department of Health
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
ECAC	Energy cost adjustment clause
ECRC	Energy cost recovery clause
EIP	2010 Equity and Incentive Plan, as amended
EPA	Environmental Protection Agency - federal
EPRM	Exceptional Project Recovery Mechanism
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERL	Environmental Response Law of the State of Hawaii
ERP/EAM	Enterprise Resource Planning/Enterprise Asset Management
ESG	Environmental, Social & Governance
ESM	Earnings Sharing Mechanism
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board

GLOSSARY OF TERMS (continued)

Terms	Definitions

FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FERC	Federal Energy Regulatory Commission
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings, Inc.
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GCOD	Guaranteed commercial operation date
GHG	Greenhouse gas
Gramm Act	Gramm-Leach-Bliley Act of 1999
Hamakua Energy	Hamakua Energy, LLC, an indirect subsidiary of Pacific Current
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
Hawaiian Electric	Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited and Renewable Hawaii, Inc.
Hawaiian Electric’s MD&A	Hawaiian Electric Company, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc. and Pacific Current, LLC. The Old Oahu Tug Service, Inc. was dissolved in March 2022.
HEI’s 2023 Proxy Statement	Selected sections of Proxy Statement for the 2023 Annual Meeting of Shareholders of Hawaiian Electric Industries, Inc. to be filed after the date of this Form 10-K and not later than 120 days after December 31, 2022, which are incorporated in this Form 10-K by reference
HEI’s MD&A	Hawaiian Electric Industries, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
HSFO	High sulfur fuel oil
HTM	Held-to-maturity
IPP	Independent power producer
Kaʻieʻie Waho	Kaʻieʻie Waho Company, LLC, a subsidiary of Pacific Current
Kalaeloa	Kalaeloa Partners, L.P.
kW	Kilowatt/s (as applicable)
kWh	Kilowatt-hour/s (as applicable)
LSFO	Low sulfur fuel oil
LTIP	Long-term incentive plan
Mahipapa	Mahipapa, LLC, a subsidiary of Pacific Current
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Mauo	Mauo, LLC, a subsidiary of Pacific Current
MBtu	Million British thermal unit
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Moody’s	Moody’s Investors Service’s
MPIR	Major Project Interim Recovery
MSR	Mortgage servicing right
MW	Megawatt/s (as applicable)
MWh	Megawatt-hour/s (as applicable)
NA	Not applicable
NEE	NextEra Energy, Inc.
NII	Net interest income
NPBC	Net periodic benefits costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance

GLOSSARY OF TERMS (continued)

Terms	Definitions

OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
OTS	Office of Thrift Supervision, Department of Treasury
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
•the ongoing impact of the COVID-19 pandemic, including any recurrence of the COVID-19 pandemic due to new variants and the potential reinstatement of related government orders and restrictions, and the resulting impact on our employees, customers and suppliers;
•ability to adequately address risks and capitalize on opportunities related to our environmental, social and governance priority areas, which currently include decarbonization, economic health and affordability, reliability and resilience, secure digitalization, diversity, equity and inclusion, employee engagement, and climate-related risks and opportunities;
•citizen activism, including civil unrest, especially in times of severe economic depression and social divisiveness, which could negatively impact customers and employees, impair the ability of the Company and the Utilities to operate and maintain their facilities in an effective and safe manner, and citizen or stakeholder activism that could delay the construction, increase project costs or preclude the completion of third-party or Utility projects that are required to meet electricity demand, resilience and reliability objectives and renewable portfolio standards (RPS) and other climate-related goals;
•the effects of future actions or inaction of the U.S. government or related agencies, including those related to the U.S. debt ceiling or budget funding, monetary policy, trade policy and tariffs, energy and environmental policy, and other policy and regulatory changes advanced or proposed by President Biden and his administration;
•weather, natural disasters (e.g., hurricanes, earthquakes, tsunamis, lightning strikes, lava flows and the increasing effects of climate change, such as more severe storms, flooding, droughts, heat waves, and rising sea levels) and wildfires, including their impact on the resilience and reliability and cost of the Company’s and Utilities’ operations, collateral underlying ASB loans and the economy;
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
•the potential delay by the Public Utilities Commission of the State of Hawaii (PUC) in considering (and potential disapproval of actual or proposed) renewable energy or resilience proposals, among others, and related costs; reliance by the Utilities on outside
v

parties such as the state, independent power producers (IPPs) and developers; supply-chain challenges; and uncertainties surrounding technologies, solar power, wind power, biofuels, environmental assessments required to meet RPS and other climate-related goals; the impacts of implementation of the renewable energy and resilience proposals on future costs of electricity and potential penalties imposed by the PUC for delays in the commercial operations of renewable energy projects;
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
•the risks associated with increasing reliance on renewable energy, including the availability and cost of non-fossil fuel supplies for renewable energy generation and the operational and related cost impacts of adding intermittent sources of renewable energy to the electric grid;
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
•changes in ASB’s deposit levels, cost or mix which may have an adverse impact on ASB’s cost of funds;
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
•the Company’s reliance on third parties and the risk of their non-performance, which has increased due to the impact from the COVID-19 pandemic supply chain issues; and
•other risks or uncertainties described elsewhere in this report (e.g., Item 1A. Risk Factors) and in other reports previously and subsequently filed by HEI and/or Hawaiian Electric with the Securities and Exchange Commission (SEC).
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
Bank. ASB is one of the largest financial institutions in the State of Hawaii (based on total assets), with assets totaling approximately $9.5 billion as of December 31, 2022. ASB provides a wide array of banking and other financial services to Hawaii consumers and businesses. See also “Bank” section below.
Other. The “Other” segment is composed of HEI’s corporate-level operating, general and administrative expenses and the results of Pacific Current, LLC (Pacific Current). Pacific Current was formed in September 2017 to focus on investing in non-regulated clean energy and sustainable infrastructure in the State of Hawaii to help reach the state’s sustainability goals. See also “Electric utility—Hawaii Electric Light firm capacity PPAs” section below and Note 2 of the Consolidated Financial Statements for additional information on Pacific Current activities. The “Other” segment also includes ASB Hawaii, Inc. (ASB Hawaii) (a holding company), which owns ASB.
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
In October 2021, Pacific Current requested informal guidance from the PUC regarding application of the affiliate transaction requirements (ATRs) to certain investments. In response, in January 2022, the PUC issued guidance (Order No. 38186, Docket No. 2018-0065) providing that, if Pacific Current acquires or invests in an unaffiliated entity that has been awarded a power purchase agreement with the Utilities through the Stage 1 or 2 Request for proposals (RFPs), such entity would become an “Affiliate” or “Affiliate-Related Entity” under the ATRs, and any wholesale power transactions between the entity and the Utilities, including under the awarded power purchase agreement, would require PUC review and approval. Such a requirement may impact Pacific Current’s competitiveness in acquiring and investing in new utility-scale projects in the Utilities’ service territory and thereby impact the pace and extent of Pacific Current’s growth. As a result of the D&O, Pacific Current intends to focus its future growth activities on projects not subject to a power purchase agreement with the Utilities or projects outside of the Utilities’ service territory.

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
The Gramm-Leach-Bliley Act of 1999 (Gramm Act) permitted banks, insurance companies and investment firms to compete directly against each other, thereby allowing “one-stop shopping” for an array of financial services. Although the Gramm Act further restricted the creation of so-called “unitary savings and loan holding companies” (i.e., companies such as HEI whose subsidiaries include one or more savings associations and one or more nonfinancial subsidiaries), the unitary savings and loan holding company relationship among HEI, ASB Hawaii and ASB is “grandfathered” under the Gramm Act so that HEI and its subsidiaries will be able to continue to engage in their current activities so long as ASB maintains its qualified thrift lender (QTL) status test discussed under “Bank—Regulation—Qualified thrift lender test.” ASB met the QTL test at all times during 2022; however, the failure of ASB to satisfy the QTL test in the future could result in a need for HEI to divest ASB. Under the Gramm Act, any proposed sale of ASB would have to satisfy applicable statutory and regulatory requirements and potential acquirers of ASB would most likely be limited to companies that are already qualified as, or capable of qualifying as, either a traditional savings and loan association holding company or a bank holding company, or as one of the authorized financial holding companies permitted under the Gramm Act.
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
Human Capital Resources.
Employees.  The Company had total and full-time employees as follows:

December 31	2022			2021		2020
	Total	Full-time		Total	Full-time	Total	Full-time
	employees	employees		employees	employees	employees	employees
HEI and Pacific Current	79	79	*	49	49	49	49
Hawaiian Electric and its subsidiaries	2,605	2,511		2,504	2,469	2,636	2,579
ASB	1,072	1,050		1,096	1,079	1,084	1,064
	3,756	3,640		3,649	3,597	3,769	3,692
*The increase in employees from 2021 is related to Pacific Current’s acquisition of a closed-loop biomass plant in 2022.
The employees of HEI and its direct and indirect subsidiaries, other than the electric utilities, are not covered by any collective bargaining agreement. The International Brotherhood of Electrical Workers Local 1260 represents roughly half of the Utilities’ workforce covered by a collective bargaining agreement that expires on October 31, 2024.
Diversity & inclusion. Diversity and inclusion are essential to the continued success of the Company. The Company values gender, religious beliefs, race, marital status, ethnicity, parental status, age, education, physical and mental ability, income, sexual orientation, occupation, language, geographic location, and many more components, and believes that an inclusive and collaborative culture produces excellent performance and innovation and helps guide the Company’s decision-making and its ability to meet its customers’ and community’s needs. Additionally, because the Company’s businesses operate exclusively in Hawaii, which is one of the most racially diverse states in the U.S., the Company believes it is important that its workforce reflects this diversity. The diversity information that follows is based on total employees, including employees on long-term leave, part-time employees and temporary employees.
Diversity representation

	HEI[5]		Hawaiian Electric		ASB
	Female	Racially diverse[1]	Female	Racially diverse[1]	Female	Racially diverse[1]
Executives[2]	40.0%	70.0%	37.5%	56.3%	40.0%	80.0%
Leaders[3]	77.8%	100.0%	28.9%	85.0%	64.9%	84.6%
All workforce[4]	60.0%	88.8%	28.8%	89.9%	65.1%	88.9%
1 Racially diverse defined as all races/ethnicities that are not ‘White’ (as defined by the EEO-1 categories)
2 Executives includes EE0-1 category 1.1-Executive/Sr. Level Officials
3 Leaders includes EE0-1 category 1.2-First/Mid-Level Officials
4 All Workforce includes EE0-1 categories 1.1-Executive/Sr. Level Officials, 1.2-First/ Mid-Level Officials, 2-Professionals, 3-Technicians, 4-Sales Workers, 5-Administrative Support Workers, 6-Craft Workers, 7-Operatives, 8-Laborers and Helpers, 9-Service Workers
5 Includes Pacific Current employees, but excludes new employees related to the acquisition of a closed-loop biomass plant in 2022 for which complete employee information was not available

Racial composition		Diversity-All workforce
	Hawaii[1]	HEI[2]	Hawaiian Electric	ASB
White	20.8%	12.0%	10.1%	11.1%
Asian	36.5%	66.0%	51.1%	60.1%
Black	1.8%	0.0%	0.6%	0.8%
Hispanic	11.1%	0.0%	4.2%	5.1%
Native Hawaiian or other Pacific Islander	9.6%	6.0%	12.4%	13.8%
American Indian or Alaska Native	0.1%	2.0%	0.3%	0.2%
Two or more races	19.8%	14.0%	21.3%	8.9%
1 Source: 2021 U.S. Census Bureau American Community Survey 1-Year Estimate
2 Includes Pacific Current employees, but excludes new employees related to the acquisition of a closed-loop biomass plant in 2022 for which complete employee information was not available

Employee development & training. In order to meet the changing demands of the industries in which the Company operates, address the needs of the Company’s stakeholders, attract, engage and retain talented employees, and design and carry out the Company’s strategies, it is crucial for the Company’s workforce to be highly skilled in their areas of focus and be able to adapt and evolve over time. As such, the Company invests in specific skill enhancement training as well as industry and leadership development programs.
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
ASB. ASB invests in continuous training and development of its employees. Curriculum includes technical banker training programs that cover all aspects of banking laws, banking operations, new product and service offerings, legal and regulatory compliance and company procedures and ethics. The Bank delivers company-wide financial education, empowering its employees to make wise personal decisions to help meet their financial goals and provide valuable customer guidance. ASB offers opportunities for all employees to grow and build their careers, through a multitude of professional training and leadership sessions, including Communicating with Confidence, Managing Conflict, Diversity and Inclusion, and Respect in the Workplace. ASB further invests in leadership development through their leadership cohort programs, designed to help employees grow professionally and personally, enhance their leadership skills, and broaden their understanding of the banking industry. These include an 8-week personal leadership program for individual contributors or aspiring managers, a 6-month development experience for mid-level managers, and Leadership Academy, a robust 12-15 month program for well-established leaders. Offerings are delivered in online, instructor-led, and on-the-job learning formats. ASB’s focus on meaningful growth and development opportunities positions the Bank to recruit and retain top talent.
Safety and health. As a key priority, the Company strives to create workplace environments where employees feel physically and emotionally safe. For the Utility, safety is of paramount importance due to the inherent risks involved in certain aspects of its operations and the critical importance to the State of Hawaii of maintaining the electrical grid. During the COVID-19 pandemic, the Company has continued to modify its operations and policies to align with guidance from the Centers of Disease Control and Prevention and the State of Hawaii Department of Health (DOH). The Company also monitors the rates of infection within the state and makes adjustments, accordingly, to limit the risk of transmission in the workplace and ensure the health of the Company’s employees.
Hawaiian Electric. Hawaiian Electric is committed to maintaining a strong safety culture. Due to the nature of its operations, safety is of paramount importance. Management strives to provide visible leadership and strategic direction for the health and safety management system and programs in their area of responsibility. This leadership and direction help to build and maintain a strong safety culture and drive safety improvement, allocates adequate resources to enable implementation of safety programs and holds leaders accountable for the implementation of safety programs and resulting health and safety performance. Executive compensation is tied to achievement of quantified severity and total case incident rate targets (TCIR). These targets reward improvements in workplace safety, promote employee well-being, and help reduce expenses over time. Hawaiian Electric promotes a safety culture that aims for zero incidents through all employees taking ownership of safety for themselves, their co-workers, contractors, and the public. More information on such targets is available in HEI’s annual proxy statement. Hawaiian Electric also provides a variety of programs and benefits that support employee physical, financial and emotional well-being. These programs include access to fitness and yoga classes, online corporate wellness activities and education, gym and group fitness discounts, and financial well-being classes.
ASB. ASB is committed to supporting the continued health and safety of its employees through a wellness program which takes a holistic approach to improving the health and well-being of its employees by focusing on all aspects of wellness including nutrition, fitness, mindfulness and finances. ASB also encourages participation in the program through various physical challenges and community charity walks. ASB also offers outdoor and virtual fitness classes, including high intensity interval training and yoga. ASB’s employees can also participate in a program which allows employees to enjoy national fitness center chains or workout in their homes at a reduced price. To further support ASB’s employees’ well-being, ASB rewards everyone who completes an annual preventative health screening with a Wellness Holiday, offers a robust employee assistance program, and provides many family friendly benefits, including generous and gender-neutral parental leave.

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
Properties.  HEI leases office space from nonaffiliated lessors in downtown Honolulu under leases that expire in December 2027. See “Electric Utility” and “Bank” sections for a description of properties they own and lease.
Hamakua Energy, LLC (Hamakua Energy), an indirect wholly owned subsidiary of Pacific Current, which is included in the “Other” segment, owns a 60-MW dual-train combined-cycle facility and a total of approximately 93 acres located on the Hamakua coast on the island of Hawaii. Its power plant is situated on approximately 59 acres and the remaining 34 acres includes surrounding parcels of which 30 acres are located on the ocean front. Kaʻieʻie Waho Company, LLC (Kaʻieʻie Waho), a wholly owned subsidiary of Pacific Current, owns a 6-MW solar photovoltaic facility located on approximately 20 acres on the southern coast of the island of Kauai. Mahipapa, LLC (Mahipapa), a wholly owned subsidiary of Pacific Current, owns a 7.5- MW biomass facility located on approximately 65 acres of land and leases 3,500 acres on the island of Kauai.
Electric utility
Hawaiian Electric and subsidiaries and service areas.  Hawaiian Electric, Hawaii Electric Light and Maui Electric (Utilities) are regulated operating electric public utilities engaged in the production, purchase, transmission, distribution and sale of electricity on the islands of Oahu; Hawaii; and Maui, Lanai and Molokai, respectively.
    In 2022, the electric utilities’ revenues and net income amounted to approximately 91% and 78% respectively, of HEI’s consolidated revenues and net income, compared to approximately 89% and 72% in 2021 and approximately 88% and 86% in 2020, respectively.
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
Key elements of the 2030 plan to reduce emissions include:
•    The closing of the state’s last coal plant, which occurred in September 2022 upon expiry of the PPA
•    Adding nearly 50,000 rooftop solar systems, more than a 50% increase, compared to the approximately 90,000 systems online in 2021 when the Climate Change action plan was developed
•    Retiring at least six fossil-fueled generating units and significantly reducing the use of others as new renewable resources come online
•    Adding additional renewable energy projects capable of generating a total of at least 1 gigawatt beyond resources in place in 2021, including shared solar (community-based renewable energy)
•    Using more grid-scale and customer-owned energy storage
•    Expanding geothermal resources
•    Creating innovative programs that provide customers incentives for using clean, lower-cost energy at certain times of the day and using less fossil-fueled energy at night

By 2030, Hawaiian Electric’s renewable portfolio standard is expected to exceed 70%, with renewable resources available to provide close to 100% of the electricity generated on Hawaii Island and in Maui County. Achieving the 70% carbon emissions reduction by 2030 is highly dependent on the successful completion of renewable IPP projects under Phase 1, Phase 2, Phase 3 and other RFPs.
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

Sales of electricity.

Years ended December 31	2022		2021		2020
(dollars in thousands)	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues
Hawaiian Electric	306,978	$2,422,232	308,721	$1,772,183	307,378	$1,592,463
Hawaii Electric Light	88,757	479,566	88,103	375,775	87,357	329,195
Maui Electric	73,933	464,823	73,788	359,648	73,304	317,872
	469,668	$3,366,621	470,612	$2,507,606	468,039	$2,239,530
* As of December 31.
Regulatory mechanisms. Base electric rates are set in rate cases, and on April 29, 2020, the PUC issued an order terminating the mandatory triennial rate case cycle in anticipation of the performance-based regulation framework (PBR Framework). The regulatory framework in effect in 2020 included a number of mechanisms designed to provide utility financial stability during the transition toward the state’s 100% renewable energy goals. For example, under the sales decoupling mechanism, the Utilities are allowed to recover from customers, target test year revenues, independent of the level of kilowatt-hour (kWh) sales. The decoupling mechanism (i.e., the Revenue Balancing Account) continues under the PBR Framework.
On December 23, 2020, the PUC issued a D&O in Phase 2 of the PBR proceeding, establishing the PBR Framework for the Utilities. The PBR Framework includes, among other matters, a five-year multi-year rate plan with an index-driven annual revenue adjustment (ARA), which replaces the RAM, modification of the MPIR mechanism (renamed Exceptional Project Recovery Mechanism (EPRM)) to include deferred and operation and maintenance (O&M) expense projects and to permit the Utilities to include the full amount of approved costs in the EPRM for recovery in the first year the project goes into service, pro-rated for the portion of the year the project is in service, and continuation of (i) the revenue balancing account, (ii) the pension and other postretirement benefit tracking mechanisms, and (iii) energy cost recovery clause, purchased power adjustment clause, and other recovery mechanisms. See “Commitments and contingencies-Regulatory proceedings-Performance-based regulation framework” in Note 3 of the Consolidated Financial Statements.

A summary of these regulatory mechanisms, most of which have been either maintained, modified, or approved under PBR as noted, is as follows:

Mechanism	Description	PBR Framework (effective June 2021)
Sales decoupling	Provides predictable revenue stream by fixing net revenues at the level approved in last rate case (revenues not linked to kWh sales).	Maintained under PBR.
Annual Revenue Adjustment (ARA)	Annually adjusts revenue levels during a Multi-Year Rate Period, determined by formula which includes an inflation factor, a predetermined productivity adjustment (currently set at zero), adjustments for exceptional circumstances not in the Utilities’ control and a customer dividend.	Replaced the Revenue Adjustment Mechanism (RAM) effective June 1, 2021. The transition to the ARA includes the continuation of the 2020 RAM revenue adjustment.
Exceptional Project Recovery Mechanism (EPRM)
Reduces regulatory lag and permits recovery of revenues for net costs of approved eligible projects placed in service during the Multi-Year Rate Period through the revenue balancing account (RBA) that is not provided for by other effective tariffs, the ARA, Performance Incentive Mechanism (PIMS) or Shared Savings Mechanisms (SSMs).
Formerly known as the Major Project Interim Recovery (MPIR) adjustment mechanism. The EPRM was modified to include recovery of both capital and O&M expenses and to permit the Utilities to include the full amount of approved costs for recovery in the first year that projects are placed into service, pro-rated for the portion of the year that projects are in service.
Energy cost recovery clause (ECRC) and purchased power adjustment clause (PPAC)	Allows for timely recovery of fuel and purchased power costs to reduce earnings volatility. Symmetrical fossil fuel cost risk-sharing (98% customer/2% utility) mechanism established for Hawaiian Electric, Hawaii Electric Light and Maui Electric capped at $2.5 million, $0.6 million and $0.6 million annually, respectively.	Maintained under PBR.
Performance incentive mechanism (PIM) / Shared Savings Mechanism (SSM)	Annually adjusts revenue to recover from or credit customers for specific areas of the Utilities’ performance measured against the PUC’s approved targets.	Maintained under PBR with a portfolio of SSMs and new PIMs added to encourage acceleration in renewables, grid services, interconnection of DERs, low-to-moderate income energy efficiency, advanced metering infrastructure, generation-based reliability (penalties only), interconnection of utility scale renewable projects, and cost control of non-ARA costs and allows for financial rewards for exemplary performance.
Pension and other post-employment benefit trackers	Allow tracking of pension and other post-employment benefit costs and contributions above or below the cost included in rates in a separate regulatory asset/liability account.	Maintained under PBR.
Renewable energy infrastructure program	Permits recovery of renewable energy infrastructure projects through a surcharge.	Maintained under PBR.
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

Seasonality.  kWh sales of the Utilities follow a seasonal pattern, but they do not experience extreme seasonal variations experienced by some electric utilities on the U.S. mainland. In Hawaii, kWh sales tend to increase in the warmer, more humid months as a result of increased demand for air conditioning, and with cloudy and rainy weather due to lower production by privately owned customer photovoltaic (PV) systems. In 2022, kWh sales increased compared to the prior year due to the easing of remaining pandemic related restrictions and increased domestic travel to Hawaii, which in turn increased the demand for electricity.
Significant customers.  The Utilities derived approximately 12%, 11% and 11% of their operating revenues in 2022, 2021 and 2020, respectively from the sale of electricity to various federal government agencies. Hawaiian Electric continues to work with various federal agencies to implement measures that will help them achieve their energy efficiency, resilience and clean energy objectives.

Selected consolidated electric utility operating statistics.

Years ended December 31	2022	2021	2020	2019	2018
MWh sales (thousands)
Residential	2,415.2	2,491.6	2,525.4	2,439.3	2,410.8
Commercial	2,628.8	2,572.5	2,456.0	2,793.0	2,810.8
Industrial	3,295.7	3,174.3	3,118.0	3,467.2	3,425.1
Other	14.3	22.7	20.8	40.5	42.1
	8,354.0	8,261.1	8,120.2	8,740.0	8,688.8
MWh net generated and purchased (thousands)
Net generated	5,011.9	4,501.0	4,629.2	4,972.7	4,966.4
Purchased	3,750.4	4,153.7	3,896.2	4,168.6	4,139.3
	8,762.3	8,654.7	8,525.4	9,141.3	9,105.7
MWh customer-sited solar (thousands)	1,522.4	1,418.0	1,325.8	1,224.6	948.4
RPS (%)[1]	31.8	38.4	34.5	28.4	26.7
Losses and system uses (%)	4.4	4.3	4.5	4.2	4.4
Energy supply (December 31)
Net generating capability—MW	1,738	1,738	1,737	1,737	1,739
Firm and other purchased capability—MW2	362	540	517	517	517
	2,100	2,278	2,254	2,254	2,256
Net peak demand—MW3	1,467	1,471	1,471	1,601	1,598
Btu per net kWh generated	10,941	10,988	10,834	10,860	10,826
Average fuel oil cost per MBtu (cents)	2,310.9	1,305.4	1,028.7	1,337.6	1,420.2
Customer accounts (December 31)
Residential	413,744	414,713	412,484	409,689	407,505
Commercial	54,416	54,373	54,035	54,233	54,075
Industrial	696	698	694	700	696
Other	812	828	826	844	813
	469,668	470,612	468,039	465,466	463,089
Electric revenues (thousands)
Residential	$1,069,974	$843,655	$770,135	$791,398	$788,028
Commercial	1,077,521	802,878	708,180	829,000	843,326
Industrial	1,211,242	853,293	754,775	884,722	882,443
Other	7,884	7,780	6,440	11,915	12,410
	$3,366,621	$2,507,606	$2,239,530	$2,517,035	$2,526,207
Average revenue per kWh sold (cents)	40.30	30.35	27.58	28.80	29.07
Residential	44.30	33.86	30.50	32.44	32.69
Commercial	40.99	31.21	28.83	29.68	30.00
Industrial	36.75	26.88	24.21	25.52	25.76
Other	55.24	34.19	31.01	29.39	29.47
Residential statistics
Average annual use per customer account (kWh)	5,821	6,022	6,145	5,967	5,923
Average annual revenue per customer account	$2,579	$2,039	$1,874	$1,936	$1,936
Average number of customer accounts	414,910	413,725	410,973	408,768	407,044
1.In July 2022, Governor Ige signed Act 240 (H.B.2089), which amended the RPS calculation from renewable energy as a percentage of sales to renewable energy as a percentage of total generation. The amended RPS calculation results in a lower calculated percentage than the amount calculated under the previous methodology.
2 Puna Geothermal Venture (PGV) with 34.6 MW of firm capacity went offline due to lava flow on Hawaii Island since May 2018, but returned to service with firm capacity of 13 MW in the first quarter of 2021 and ramped up to 25.7 MW in the second quarter of 2022 and continued to provide 25.7 MW for the remainder of 2022.
3 Sum of the net peak demands on all islands served, noncoincident and nonintegrated.

Generation statistics.  The following table contains certain generation statistics as of and for the year ended December 31, 2022. The net generating and firm purchased capability available for operation at any given time may be more or less than shown because of capability restrictions or temporary outages for inspection, maintenance, repairs or unforeseen circumstances.

	Hawaiian Electric	Hawaii Electric Light	Maui Electric
	Island of Oahu	Island of Hawaii	Island of Maui	Island of Lanai	Island of Molokai	Total
Net generating and firm purchased capability (MW) as of December 31, 2022[1]
Conventional oil-fired steam units	999.5	50.1	35.9	—	—	1,085.5
Diesel internal combustion engine	—	29.5	96.8	9.4	9.8	145.5
Simple-cycle combustion turbines	230.8	46.3	—	—	2.2	279.3
Dual train combined-cycle unit	—	56.3	113.6	—	—	169.9
Biodiesel internal combustion engine	57.4	—	—	—	—	57.4
Firm contract power[2]	276.5	85.7	—	—	—	362.2
	1,564.2	267.9	246.3	9.4	12.0	2,099.8
Net peak demand (MW)[3]	1,072.0	187.7	195.1	6.0	5.8	1,466.6
Reserve margin	45.2%	42.7%	29.5%	56.7%	107.1%	43.2%
Annual load factor	69.2%	68.2%	63.1%	69.2%	62.4%	68.2%
MWh net generated and purchased (thousands)	6,495.2	1,121.1	1,077.9	36.4	31.7	8,762.3
1Hawaiian Electric units at normal ratings; Hawaii Electric Light and Maui Electric units at reserve ratings.
2Nonutility generators - Hawaiian Electric: 208 MW (Kalaeloa Partners, L.P., oil-fired) and 68.5 MW (HPOWER, refuse-fired); Hawaii Electric Light: 60 MW (Hamakua Energy, oil-fired). Hawaii Electric Light also has a firm capacity PPA with PGV for 34.6 MW that went offline due to lava flow on Hawaii Island since May 2018, but returned to service with firm capacity of 13 MW in the first quarter of 2021 and ramped up to 25.7 MW in the second quarter of 2022. PGV’s capability of 25.7 MW has been incorporated into the utility’s firm contract power capability as of December 31, 2022.
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
In addition to the firm capacity PPAs described below, the electric utilities also purchase energy on an as-available basis directly from nonutility generators and through its Feed-In Tariff programs, as well as through a new renewable dispatchable generation power purchase agreement. The electric utilities also receive renewable energy from customers under its Net Energy Metering and Customer Grid Supply programs.
The PUC has allowed rate recovery for the firm capacity and purchased energy costs for the electric utilities’ approved firm capacity and as-available energy PPAs.
Hawaiian Electric firm capacity PPAs.  Hawaiian Electric currently has two major PPAs that provide a total of 276.5 MW of firm capacity, representing 18% of Hawaiian Electric’s total net generating and firm purchased capacity on the Island of Oahu as of December 31, 2022.

Under a 1988 PPA, as amended, Hawaiian Electric is committed to purchase 208 MW of firm capacity from Kalaeloa Partners, L.P. (Kalaeloa). The Kalaeloa facility, which is a Qualifying Facility (QF), is a combined-cycle operation, consisting of two oil-fired combustion turbines burning low sulfur fuel oil (LSFO) and a steam turbine that utilizes waste heat from the combustion turbines. The PPA term ended on May 23, 2016 and was extended while the parties were in negotiations for a new agreement. The parties executed an Amended and Restated Power Purchase Agreement (ARPPA) on October 29, 2021, which among other provisions extends the term for ten contract years after the effective date. The ARPPA was approved on November 23, 2022. The parties executed a letter agreement to establish that the rates under the ARPPA became effective on January 1, 2023.
Hawaiian Electric also entered into a PPA in March 1986 and a firm capacity amendment in April 1991 with the City and County of Honolulu with respect to a refuse-fired plant (HPOWER). Under the PPA, as amended and restated, Hawaiian Electric is committed to purchase 68.5 MW of firm capacity annually up until the PPA expires on April 2, 2033.
Hawaiian Electric formerly entered into a PPA with AES Hawaii, Inc. (AES Hawaii), a Hawaii-based, indirect subsidiary of The AES Corporation. The PPA, under which AES Hawaii provided 180 MW of firm capacity from its coal-fired cogeneration plant, expired on September 1, 2022 and was not renewed. The shutdown of the AES Hawaii coal plant represents the end of coal use for power generation in Hawaii. See “Commitments and contingencies–Power purchase agreements–AES Hawaii, Inc.” in Note 3 of the Consolidated Financial Statements for an update regarding this PPA.
Hawaii Electric Light firm capacity PPAs.  Hawaii Electric Light has two major PPAs that provide a total of 85.7 MW of firm capacity, representing 32% of Hawaii Electric Light’s total net generating and firm purchased capacity on the Island of Hawaii as of December 31, 2022.
In October 1997, Hawaii Electric Light entered into an agreement with Encogen, which was succeeded by Hamakua Energy Partners, L. P. (HEP). The agreement requires Hawaii Electric Light to purchase up to 60 MW (net) of firm capacity for a period of 30 years, expiring on December 31, 2030. The dual-train combined-cycle facility consists of two oil-fired combustion turbines and a steam turbine that utilizes waste heat from the combustion turbines, which primarily burns naphtha (a mixture of liquid hydrocarbons) and, starting in late 2019, biodiesel (comprising approximately 21% of HEP’s fuel mix in 2022). In November 2017, Hamakua Energy, an indirect subsidiary of HEI, purchased the plant from HEP.
Hawaii Electric Light has a 35-year PPA, as amended, with Puna Geothermal Venture (PGV) for 34.6 MW of firm capacity from its geothermal steam facility, which will expire on December 31, 2027. However, the PGV facility went offline in May 2018 due to lava flow on Hawaii Island. In March 2019, Hawaii Electric Light entered into a Rebuild Agreement with PGV, which sets forth the parties’ respective responsibilities associated with restoration of the facility. The Rebuild Agreement shall govern the terms until PGV becomes fully operational. In December 2019, Hawaii Electric Light entered into an Amended and Restated PPA with PGV to, among other things, extend the term by 25 years to 2052 and expand the firm capacity capable of being delivered to 46 MW, subject to PUC approval. PGV returned to service at a level providing limited output without firm capacity in the fourth quarter of 2020 and is currently providing 25.7 MW of capacity. See “New renewable PPAs” in the “Developments in renewable energy efforts” section in Hawaiian Electric’s MD&A.
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
Fuel oil usage and supply.  The rate schedules of the Utilities include ECRCs under which electric rates (and consequently the revenues of the electric utility subsidiaries generally) are adjusted for changes in the weighted-average price paid for fuel oil and certain components of purchased power, and the relative amounts of company-generated power and purchased power. See discussion of rates and issues relating to the ECRC below under “Rates.”
Hawaiian Electric’s steam generating units consume LSFO and Hawaiian Electric’s combustion turbine peaking units consume diesel. Hawaiian Electric’s Schofield Generating Station consumes mostly B99 grade biodiesel, but is permitted to also burn ultra-low sulfur diesel (ULSD).
Hawaii Electric Light’s and Maui Electric’s steam generating units burn high sulfur fuel oil (HSFO) and Hawaii Electric Light’s and Maui Electric’s Maui combustion turbine generating units burn diesel. Hawaii Electric Light’s and Maui Electric’s Maui, Molokai, and Lanai diesel engine generating units burn ULSD.
See “Fuel contracts” in Hawaiian Electric’s MD&A.

The following table sets forth the average cost of fuel oil used by Hawaiian Electric, Hawaii Electric Light and Maui Electric to generate electricity in 2022, 2021 and 2020:

	Hawaiian Electric		Hawaii Electric Light		Maui Electric		Consolidated
	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu
2022	144.63	2,339.5	131.36	2,183.4	135.39	2,274.5	141.49	2,310.9
2021	79.10	1,275.9	80.52	1,333.9	83.45	1,404.0	80.06	1,305.4
2020	62.06	1,003.7	63.21	1,048.3	66.81	1,122.7	63.00	1,028.7
The average per-unit cost of fuel oil consumed to generate electricity for Hawaiian Electric, Hawaii Electric Light and Maui Electric reflects a different volume mix of fuel types and grades as follows:

	Hawaiian Electric		Hawaii Electric Light		Maui Electric
	% LSFO	% Biodiesel/Diesel	% HSFO	% Diesel	% HSFO	% Diesel
2022	93	7	36	64	24	76
2021	93	7	41	59	22	78
2020	94	6	39	61	24	76
The prices that Hawaiian Electric and Hawaii Electric Light pay for purchased energy from certain older nonutility generators are generally linked to the price of oil. The AES Hawaii energy prices varied primarily with an inflation index. The energy prices for Kalaeloa, which purchases LSFO from Par Hawaii Refining, LLC (PAR), vary primarily with the price of Asian crude oil. On December 31, 2019, Hawaii Electric Light and PGV entered into an Amended and Restated Power Purchase Agreement, which delinks the pricing for energy delivered from the facility from fossil fuel prices. Hamakua Energy’s energy prices vary primarily with the cost of naphtha.
The Utilities estimate that 75% of the net energy they generate will come from fossil fuel oil in 2023 compared to 67% in 2022. Hawaiian Electric generally maintains an average system fuel inventory level equivalent to 47 days of forward consumption. Hawaii Electric Light and Maui Electric generally maintain an average system fuel inventory level equivalent to approximately one month’s supply of both HSFO and diesel. The PPA with Hamakua Energy requires that it maintains certain minimum fuel inventory levels.
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
See “Utility projects” under “Commitments and contingencies” in Note 3 of the Consolidated Financial Statements.
Competition.  See “Competition” in Hawaiian Electric’s MD&A.
Regulation.  The PUC regulates the rates, issuance of securities, accounting and certain other aspects of the operations of Hawaiian Electric and its electric utility subsidiaries. See the previous discussion under “Rates”.
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

The Division of Consumer Advocacy’s 2021 Compliance Resolution Fund Report states that Hawaii continues to progress towards its 2030 Renewable Portfolio Standards and EEPS goals. The EEPS has contributed to lower kWh sales; however, the implementation of sales decoupling has delinked sales and revenues. See “Regulatory mechanisms” above.
Electrification of Transportation. In June 2018, the PUC initiated a proceeding to review the Utilities’ Electrification of Transportation (EoT) Strategic Roadmap, which provided an economic analysis for light duty electric vehicles on the island of Oahu, Maui and Hawaii. In July 2019 the Utilities filed a study analyzing data regarding the critical backbone for electric vehicle charging needs in their service territories. In October 2019, the Utilities filed their EoT Workplan, establishing a schedule to continue implementation of the EoT roadmap with a focus on EV rate design and make-ready charging infrastructure in the near-term. The Utilities followed through on the EoT Workplan in 2020, with three filings: the electric bus make ready infrastructure pilot, Charge Ready Hawaii commercial infrastructure pilot, and two commercial EV rates, EV-J and EV-P. The electric bus make ready infrastructure pilot, EV-J and EV-P, and Charge Ready Hawaii commercial infrastructure pilot were approved by the PUC on May 7, 2021, December 30, 2021 and January 24, 2022, respectively, and launched in the first and fourth quarters of 2022. In August 2020, the Utilities committed to electrifying 100% of its class 1 vehicles (sedans, SUVs and light trucks) by 2035. The Utilities operate 30 public DC fast chargers (DCFC) as part of the EV-U pilot and EV-MAUI tariff. They filed a request in the fourth quarter of 2021 to expand and make permanent the public charging pilot with an additional 150 DCFCs and 150 level 2 charging stations at 75 locations. This request will be ready for decision making in the first quarter of 2023.
Renewable Portfolio Standards. In 2015, Hawaii’s RPS law was amended to require electric utilities to meet an RPS of 15%, 30%, 40%, 70% and 100% by December 31, 2015, 2020, 2030, 2040 and 2045, respectively. Energy savings resulting from energy efficiency programs do not count toward the RPS since 2014 (only electrical generation using renewable energy as a source counts). In July 2022, Governor Ige signed Act 240 (H.B.2089), that amended the RPS calculation from renewable energy as a percentage of sales to renewable energy as a percentage of total generation. The amended RPS calculation results in a lower calculated percentage than the amount calculated under the previous methodology. For example, the 2022 RPS achieved under the revised RPS calculation would have been 39.1% under the prior method versus 31.8% under the revised method. The change in the definition is to be applied prospectively to future milestone measurements and will require that the Utilities acquire more renewable energy than under the previous RPS calculation to comply with the RPS milestones; however, the Utilities expect to continue to meet the RPS milestones under the amended RPS law to exceed the 2030 RPS requirement of 40%.
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
In December 2018, the PUC established a set of requirements governing transactions and sharing of information between the Utilities and its affiliates (Affiliate Transaction Requirements, ATRs), which was subsequently modified and clarified in January 2019 following the Utilities’ motion for reconsideration. The PUC stated the intent of the ATRs is to establish safeguards to avoid potential market power benefits and cross-subsidization between regulated and unregulated activities. The requirements include rules on interactions with affiliates, information handling, business development, political activities, promotional activities, sales of products and services, and employee sharing restrictions. The ATRs include implementing an internal code of conduct, a compliance plan, including policies and procedures to comply with the requirements, and having an audit conducted every three years that examines the compliance with the requirements. Penalties for non-compliance depend on the severity of the violation, and can range from daily fines to divestiture of the Utilities by the holding company. On January 26, 2023, the PUC approved the Utilities’ internal code of conduct. The PUC also directed the Utilities to make language changes to parts of the Utilities’ 2023 Compliance Plan. On February 6, 2023, the Utilities filed a motion for clarification and/or reconsideration of the PUC’s order which instructed a change to the definition of “Affiliate” as used in the 2023 Affiliate Transaction Requirements Compliance Plan.

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
Regulatory Developments. See “Regulatory proceedings” in Note 3 of the Consolidated Financial Statements for additional discussions.
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
Properties. As of December 31, 2022, the Utilities’ ownership in generating assets was as follows:

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

As of December 31, 2022, the Utilities’ ownership in fuel storage facilities was as follows:

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
Hawaiian Electric owns a total of 133 acres of land on which substations, transformer vaults, distribution baseyards and the Kalaeloa cogeneration facility are located. Hawaiian Electric also owns buildings and approximately 11.6 acres of land located in Honolulu, which house its operating and engineering departments. It also leases an office building and certain office spaces in Honolulu, land for office spaces and storage in Pearl City, and a warehousing center in Kapolei.
Hawaii Electric Light owns 6 acres of land in Kona, which is used for a baseyard, and one acre of land in Hilo, which houses its accounting, customer services and administrative offices. Hawaii Electric Light also leases 3.7 acres of land for its baseyard in Hilo under a lease expiring in 2030. In addition, Hawaii Electric Light owns a total of approximately 150 acres of land, and leases a total of approximately 6 acres of land, on which hydro facilities, substations and switching stations, microwave facilities and transmission lines are located. The deeds to the sites located in Hilo contain certain restrictions, but the restrictions do not materially interfere with the use of the sites for public utility purposes.
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
Bank
General.  ASB is one of the largest financial institutions headquartered in the State of Hawaii with assets of $9.5 billion and deposits of $8.2 billion, as of December 31, 2022. ASB is a full-service community bank that serves both consumer and commercial customers and operates 38 branches on the islands of Oahu (27), Maui (5), Hawaii (3), Kauai (2), and Molokai (1) as of December 31 2022. Subsequently, ASB closed two additional branches on the island of Oahu to reduce the total branch count to 36 branches as of February 2023.
In 2022, ASB’s revenues and net income amounted to approximately 9% and 33% of HEI’s consolidated revenues and net income, respectively, compared to approximately 11% and 41% in 2021 and approximately 12% and 29% in 2020.

At the time of HEI’s acquisition of ASB, HEI agreed with the Office of Thrift Supervision (OTS), Department of Treasury’s predecessor regulatory agency, that ASB’s regulatory capital would be maintained at a level of at least 6% of ASB’s total liabilities, or at such greater amount as may be required from time to time by regulation. Under the agreement, HEI’s obligation to contribute additional capital to ensure that ASB would have the capital level required by the OTS was limited to a maximum aggregate amount of approximately $65.1 million. As of December 31, 2022, as a result of certain HEI contributions of capital to ASB over the years, HEI’s maximum obligation under the agreement to contribute additional capital has been reduced to approximately $28.3 million. ASB is subject to OCC regulations on dividends and other distributions and ASB must receive a letter from the FRB communicating the OCC’s and FRB’s non-objection to the payment of any dividend ASB proposes to declare and pay to ASB Hawaii and HEI. In addition to OCC oversight, federal law and Federal Reserve Board policy require that HEI, as a savings and loan holding company, serve as a source of financial and managerial strength for any FDIC-insured depository institution that it controls. Accordingly, if ASB were to be in financial distress or to otherwise be viewed by the regulators as in unsatisfactory condition, HEI could be required to provide additional capital or liquidity support or take other action, in support of ASB.
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
Deposits and sources of funds. Deposits continue to be the largest source of funds for ASB for use in lending, meeting liquidity requirements and making investments, and are affected by market interest rates, competition and management’s responses to these factors. In 2020 and 2021 deposits had increased in part due to PPP loan proceeds and consumer economic impact payments from the CARES Act stimulus program. In 2022, with the rising interest rate environment and inflationary pressures in the economy, there was an outflow of core deposits. Retention and sustained growth of these low-cost deposit types will be challenging in the current environment. ASB borrows on a short-term basis to compensate for seasonal or other reductions in deposit flows. ASB may borrow on a longer-term basis to support expanded lending or investment activities. Advances from the Federal Home Loan Bank (FHLB) of Des Moines and securities sold under agreements to repurchase continue to be additional sources of funds, but they are a higher cost funding source than deposits.
Competition.  The banking industry in Hawaii is highly competitive. At December 31, 2022, there were 7 financial institutions insured by the FDIC headquartered in the State of Hawaii. While ASB is one of the largest financial institutions in Hawaii, based on total assets, ASB faces vigorous competition for deposits and loans from two larger banking institutions based in Hawaii and from smaller institutions that heavily promote their services in niche areas, such as providing financial services to small and medium-sized businesses, as well as national financial services organizations. Competition for loans and deposits comes primarily from other savings institutions, commercial banks, credit unions, securities brokerage firms, money market and mutual funds and other investment alternatives. ASB faces additional competition in seeking deposit funds from various types of corporate and government borrowers, including insurance companies. Competition for origination of mortgage loans comes primarily from mortgage banking and brokerage firms, commercial banks, other savings institutions, insurance companies and real estate investment trusts. These entities may have a physical presence in the State of Hawaii or operate from out of state and provide online services. See also “Bank—Executive overview and strategy” in HEI’s MD&A.
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
Liquidity.  OCC regulations require ASB to maintain sufficient liquidity to ensure safe and sound operations. ASB’s principal sources of liquidity are customer deposits, borrowings, the maturity and repayment of portfolio loans and securities and the sale of loans into secondary market channels. ASB’s principal sources of borrowings are advances from the FHLB of Des Moines and securities sold under agreements to repurchase from broker/dealers. ASB is approved by the FHLB of Des Moines to borrow an amount of up to 45% of assets to the extent it provides qualifying collateral and holds sufficient FHLB of Des Moines stock. As of December 31, 2022, ASB’s unused FHLB of Des Moines borrowing capacity was approximately $1.6 billion. ASB utilizes growth in deposits, advances from the FHLB of Des Moines and securities sold under agreements to repurchase to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and make investments. As of December 31, 2022, ASB had loan commitments, undisbursed loan funds and unused lines and letters of credit of $2.1 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
Supervision.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (the FDICIA) establishes a statutory framework that is triggered by the capital level of a financial institution and subjects it to progressively more stringent restrictions and supervision as capital levels decline. The prompt corrective action capital requirements establish thresholds for varying degrees of oversight and intervention by regulators. Declines in levels of capital, depending on their severity, will result in increasingly stringent mandatory and discretionary regulatory consequences. Capital levels may decline for any number of reasons, including reductions that would result if there were losses from operations, deterioration in collateral values or the inability to dispose of real estate owned (typically acquired by foreclosure). The regulators have substantial discretion in the corrective actions they might direct and could include restrictions on dividends and other distributions that ASB may make to HEI (through ASB Hawaii) and the requirement that ASB develop and implement a plan to restore its capital. The OCC rules implement the system of prompt corrective action. In particular, the rules define the relevant capital measures for the categories of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” As of December 31, 2022, ASB was “well-capitalized.”

Interest rates.  FDIC regulations restrict the ability of financial institutions that are undercapitalized to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2022, ASB was “well capitalized” and thus not subject to these interest rate restrictions.
Qualified thrift lender test. ASB is a “qualified thrift lender” (QTL) under its federal thrift charter and, in order to maintain this status, ASB is required to maintain at least 65% of its assets in “qualified thrift investments,” measured on a monthly average basis in 9 out of the previous 12 months, which include housing-related loans (including mortgage-backed securities) as well as certain small business loans, education loans, loans made through credit card accounts and a basket (not exceeding 20% of total assets) of other consumer loans and other assets. Institutions that fail to maintain QTL status are subject to various penalties, including limitations on their activities. In ASB’s case, the activities of HEI, ASB Hawaii and HEI’s other subsidiaries would also be subject to restrictions if ASB failed to maintain its QTL status, and a failure or inability to comply with those restrictions could effectively result in the required divestiture of ASB. As of December 31, 2022, and at all times during 2022, ASB was a qualified thrift lender.
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
ASB’s required holding in the stock of the FHLB is both membership and activity-based. Membership is based on a percentage of total assets (0.12%) while the portion related to activity is based on a percentage of outstanding activity, mainly advances (4%). As of December 31, 2022, ASB was required and owned capital stock in the FHLB of Des Moines in the amount of $26.6 million.
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
Secured Overnight Financing Rate (SOFR) Rules. The Federal Reserve Board announced the adoption of a final rule that implements the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U. S. Treasury securities. The Federal Reserve Bank of New York, in cooperation with the U.S. Department of the Treasury’s Office of Financial Research, publishes SOFR daily. In particular, some residential mortgage promissory notes held by ASB are based on LIBOR but do not identify a specific replacement index. The Adjustable Interest Rate (LIBOR) Act addresses the issue by specifying a specific SOFR rate that replaces certain LIBOR rates. ASB is preparing itself to meet the June 30, 2023, deadline.

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
Environmental regulation.  ASB may be subject to the provisions of Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), ERL and regulations promulgated thereunder, which impose liability for environmental cleanup costs on certain categories of responsible parties. CERCLA and ERL exempt persons whose ownership in a facility is held primarily to protect a security interest, provided that they do not participate in the management of the facility.
Additional information.  For additional information about ASB, see the sections under “Bank” in HEI’s MD&A, HEI’s “Quantitative and Qualitative Disclosures about Market Risk” and HEI’s Consolidated Financial Statements, including Note 4 thereto.
Properties.  ASB owns or leases several office buildings in Honolulu and owns land on which a number of its branches are located.
The following table sets forth the number of bank branches owned and leased by ASB by island:

	Number of branches
December 31, 2022	Owned	Leased	Total
Oahu	8	19	27
Maui	1	4	5
Hawaii	2	1	3
Kauai	1	1	2
Molokai	—	1	1
	12	26	38
As of December 31, 2022, the net book value (NBV) of branches and office facilities was $171 million ($165 million represents the NBV of the land and improvements for the branches and office facilities owned by ASB and $6 million represents the NBV of ASB’s leasehold improvements). As of December 31, 2021, the NBV of branches and office facilities was $175 million ($168 million represents the NBV of the land and improvements for the branches and office facilities owned by ASB and $7 million represents the NBV of ASB’s leasehold improvements). The leases expire on various dates through December 2040, but many of the leases have extension provisions.
As of December 31, 2022, ASB owned 122 automated teller machines.
In January and February 2023, ASB closed two branches on the island of Oahu that were leased by the Bank.
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
Holding company and company-wide risks.
COVID-19—Our business, financial condition, liquidity and results of operations have been affected and could continue to be adversely impacted by the ongoing effects of the COVID-19 pandemic and economic conditions. While COVID-19 restrictions in Hawaii have been lifted as vaccination rates increased and new daily case counts moderated, which lead to improved economic conditions in the state, new COVID-19 variants could result in a reinstatement of restrictions that could threaten the ongoing economic recovery and have a material adverse effect on the Company. For example, an economic downturn or recession could result in an increase in late payments, non-payments, higher costs, and reduced access to credit, which could have a significant impact on our business, financial condition and results of operations.
During the pandemic, the Utilities placed a moratorium on customer disconnections, which led to increasing past due past due accounts receivables that had an impact on liquidity. Although the Utilities have adequate access to liquidity sources, there can be no assurance that the Utilities will be able to secure additional liquidity sources at a reasonable cost, or at all, in the future. In addition to lower and lagged collections caused by the pandemic, the Utilities incurred higher costs and expenses. While the Utilities have been granted deferral treatment of certain COVID-19 related costs, such as higher bad debt expense, non-collection of late payment fees, higher financing costs, sequestration costs for mission-critical employees and other costs and expenses, there can be no assurance that the PUC will grant recovery of such costs, and the denial of such cost recovery could be material. Additionally, in light of the significant impact that economic conditions have had on residents and businesses in the state, a stipulated settlement between Hawaiian Electric and the Division of Consumer Advocacy of the Department of Commerce and Consumer Affairs, reflecting no base rate increase, was submitted in the Hawaiian Electric 2020 test year rate case, and approved by the PUC in October 2020. While the Utilities were successful in offsetting the no base rate increase with corresponding cost decreases, such reduction of cost in future periods is not assured and, therefore, the inability to achieve targeted cost savings could adversely affect the Utilities’ results of operations in future periods.
ASB’s balance sheet has historically been asset sensitive and its net interest income is highly sensitive to interest rates. Accordingly, an extended economic slowdown or recession could have a significant impact on its net interest income if interest rates decline. In addition, while economic conditions improved in 2022, the emergence of new COVID-19 variants could lead to an extended economic slowdown or recession that may affect the ability of borrowers to make payments on their loans, which would have an adverse impact on ASB’s provision for credit losses and its results of operations.
While the Company believes that it has sufficient liquidity to continue to operate under current economic conditions, there can be no assurance that sufficient liquidity will be available if there is a significant slowdown in economic activity for an extended period of time or if economic conditions worsen from current levels, leading to a recession.
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
•the provisions of an HEI agreement entered into with federal bank regulators in connection with its acquisition of its bank subsidiary, ASB, which requires HEI to contribute additional capital to ASB (up to a maximum amount of additional capital of $28.3 million as of December 31, 2022 under the Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988, between HEI, HEIDI (HEI Diversified Inc.) and the Federal Savings and Loan Insurance Corporation) upon request of the regulators in order to maintain ASB’s regulatory capital at the level required by regulation;
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
Credit and Capital Market Risk—The Company, and its credit rating, is subject to risks associated with the Hawaii economy (in the aggregate and on an individual island basis), volatile U.S. capital markets and changes in the interest rate and credit market environment that have or could result in higher retirement benefit plan funding requirements, declines in ASB’s interest rate margins and investment values, higher delinquencies and charge-offs in ASB’s loan portfolio and restrictions on the ability of HEI or its subsidiaries to borrow money or issue securities.  The two largest components of Hawaii’s economy are tourism and the federal government (including the military). Because the core businesses of HEI’s subsidiaries are providing local public electric utility services (through Hawaiian Electric and its subsidiaries) and banking services (through ASB) in Hawaii, the Company’s operating results are significantly influenced by: Hawaii’s economy, which in turn is influenced by economic conditions in the mainland U.S. (particularly California) and Asia (particularly Japan) as a result of the impact of those conditions on tourism; by the impact of interest rates on the construction and real estate industries and by the impact of federal government spending in Hawaii, which can be affected by world conditions; and, from time to time, the expiration of federal government appropriations bills. In addition, the Hawaii economy could be directly or indirectly affected by implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions and the potential impacts of global and local developments (including economic conditions and uncertainties; unrest, terrorist acts, wars (such as the Russia-Ukraine war), conflicts, political protests, deadly virus epidemic, pandemics, or other crisis; the effects of changes that have or may occur in U.S. policy, such as with respect to immigration and trade).
    HEI’s and Hawaiian Electric’s credit ratings only reflect the view, at the time the ratings are issued, of the applicable rating agency. There is no assurance that any such credit rating will remain in effect for any given period of time or that such rating will not be lowered, suspended or withdrawn entirely by the applicable rating agency if, in such rating agency’s judgment, circumstances, such as current, past or future effects or events so warrant. Any such lowering, suspension or withdrawal of any rating may have an adverse effect on the availability of capital to the Company or the market price or marketability of HEI’s and/or Hawaiian Electric’s securities, which could increase the cost of capital of HEI and Hawaiian Electric, and such increased costs, including interest charges, under HEI’s and/or Hawaiian Electric’s debt securities and credit facilities, would result in reductions in HEI’s consolidated net income in future periods. Further, if HEI’s or Hawaiian Electric’s commercial paper ratings were to be downgraded, HEI and Hawaiian Electric might not be able to sell commercial paper and might be required to draw on more expensive bank lines of credit or to defer capital or other expenditures. Neither HEI nor Hawaiian Electric management can predict future rating agency actions or their effects on the future cost of capital of HEI or Hawaiian Electric. Such ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating.
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
Interest rate risk also represents a market risk factor affecting the fair value of ASB’s investment securities. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair values of those instruments, respectively. Disruptions in the credit markets, a liquidity crisis in the banking industry or increased levels of residential mortgage delinquencies and defaults may result in decreases in the fair value of ASB’s investment securities and an impairment, requiring ASB to write down its investment securities. As of December 31, 2022, ASB’s investment in U.S. Treasury and federal agency obligations, and mortgage-backed securities have an implicit guarantee from the U.S. government. Decreases in the fair value of ASB’s investment securities may also result in lower equity capital balances as unrealized losses in the available-for-sale investment securities portfolio are recorded as a decrease in equity capital through accumulated other comprehensive losses. The lower equity capital balance could result in a lower tangible equity capital ratio and restrict ASB’s permissible activities if the tangible equity capital ratio falls below 2%. A negative tangible equity capital ratio would impact ASB’s availability to borrow funds from the FHLB of Des Moines.
Geographic Concentration Risk—The Company is subject to the risks associated with the geographic concentration of its businesses and current lack of interconnections that could result in service interruptions at the Utilities or higher default rates on loans held by ASB.  The business of the Utilities is concentrated on the individual islands they serve in the State of Hawaii. Their operations are more vulnerable to service interruptions than that of many U.S. mainland utilities because none of the systems of the Utilities are interconnected with the systems on the other islands they serve. Because of this lack of interconnections, it is necessary to maintain higher generation reserve margins than are typical for U.S. mainland utilities to help ensure reliable service. Service interruptions, including, in particular, extended interruptions that could result from a natural disaster or terrorist activity, could adversely impact the revenues and costs of some or all of the Utilities.
Substantially all of ASB’s consumer loan customers are Hawaii residents. A significant portion of the commercial loan customers are also located in Hawaii. While a majority of customers are on Oahu, ASB also has customers on the neighbor islands (whose economies have traditionally been weaker than Oahu’s economy during economic downturns). Substantially all of the real estate underlying ASB’s residential and commercial real estate loans are located in Hawaii. These assets may be subject to a greater risk of default due to geographic concentration than other comparable assets held by financial institutions with more diverse geographic exposure in the event of adverse economic, political or business developments or natural disasters affecting Hawaii and affect the ability of ASB’s customers to make payments of principal and interest on their loans.
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
Private and public entities, such as the North American Electric Reliability Corporation, and the U.S. federal government, including the Departments of Defense, Homeland Security and Energy, and the White House, have noted that cyber-attacks targeting utility systems are increasing in sophistication, magnitude, and frequency. The Utilities’ systems have been, and will likely continue to be, a target of attacks. Further, the Utilities’ operational networks may be subject to new cybersecurity risks due to modernizing and interconnecting existing infrastructure with new technologies and control systems, including those owned by third parties, such as independent power producers, distributed energy resource aggregators and customers. Although the Utilities have not experienced a material cybersecurity breach to date, such incidents may occur and may have a material adverse effect on the Utilities and the Company in the future. In order to address cybersecurity risks to their information systems, the Utilities maintain security measures designed to protect their information technology systems, network infrastructure and other assets. The Utilities actively monitor developments in the area of cybersecurity and are involved in various related government and industry groups, and brief the Company’s Board quarterly on relevant cybersecurity issues. Although the Utilities continue to make investments in their cybersecurity program, including personnel, technologies, cyber insurance and training of Utilities personnel, there can be no assurance that these systems or their expected functionality will be implemented, maintained, or expanded effectively; nor can security measures completely eliminate the possibility of a cybersecurity breach. The Utility maintains cyber liability insurance that covers certain damages caused by cyber incidents. However, there is no guarantee that adequate insurance will continue to be available at rates the Utility believes are reasonable or that the costs of responding to and recovering from a cyber incident will be covered by insurance or recoverable in rates. If the Utilities’ cybersecurity measures were to be breached, the Utilities could suffer financial loss, business disruptions, liability to customers, regulatory intervention or damage to their reputations.
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
The Utilities have disaster recovery and incident response plans in place to protect their businesses from information technology service interruptions. The disaster recovery plans, however, may not be successful in preventing the loss of customer data, service interruptions and disruptions to operations or damage to important facilities. If any of these systems fail to operate properly or become disabled and the Utilities’ disaster recovery plans do not effectively resolve the issues in a timely manner, the Utilities could suffer financial loss, business disruptions, liability to customers, regulatory intervention or damage to their reputations, any of which could have a material adverse effect on the Utilities’ and the Company’s financial condition and results of operations.
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
ASB is under continuous threat of loss due to cyberattacks, especially as ASB continues to expand customer capabilities to utilize the Internet and other digital channels to transact business. Two of the most significant cyberattack risks that ASB faces are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals extract funds directly from ASB or its customers’ accounts using fraudulent schemes that may include Internet-based funds transfers. ASB has been subject to e-fraud incidents historically. Loss of sensitive customer data are attempts to steal sensitive customer data, such as account numbers and social security numbers, through unauthorized access to computer systems, including computer hacking. Such attacks are less frequent, but could present significant reputational, legal and regulatory costs if successful. Intrusion detection and prevention systems, anti-virus software, firewalls and other general information technology controls have been put in place to detect and prevent cyberattacks or information system breaches. A disaster recovery plan has been developed in the event of a natural disaster, security breach, military or terrorist action, power or communication failure or similar event. The disaster recovery plan, however, may not be successful in preventing the loss of customer data, service interruptions, disruptions to operations or damage to important facilities. Although ASB devotes significant resources to maintain and regularly upgrade its systems and processes that are designed to protect the security of ASB’s computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to ASB and its customers, there can be no assurance that such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately corrected by ASB or its vendors.
If any of these systems fail to operate properly or become disabled even for a brief period of time, ASB could suffer financial loss, business disruptions, liability to customers, regulatory intervention or damage to its reputation, any of which could have a material adverse effect on ASB’s and the Company’s financial condition and results of operations.
Uninsured Losses—HEI’s businesses could suffer losses that are uninsured due to a lack of affordable insurance coverage, unavailability of insurance coverage or limitations on the insurance coverage the Company does have.  In the ordinary course of business, HEI and its subsidiaries purchase insurance coverages (e.g., property and liability coverages) to protect against loss of, or damage to, their properties and against claims made by third parties and employees for property damage or personal injuries. However, the protection provided by such insurance is limited in significant respects and, in some instances, there is no coverage. Some of the insurance coverages have substantial deductibles or has limits on the maximum amounts that may be recovered. In common with other companies in its line of business, the Utilities’ overhead and underground transmission and distribution systems (with the exception of substation buildings and contents), which have a replacement value roughly estimated at $9 billion, are largely not insured against loss or damage because the amount of transmission and distribution system insurance capacity is limited and the premiums are cost prohibitive. Similarly, the Utilities have no business interruption insurance as the premiums for such insurance would be cost prohibitive, particularly since the Utilities are not interconnected to other systems. If a hurricane or other uninsured catastrophic natural disaster were to occur, and if the PUC did not allow the affected Utilities to recover from ratepayers restoration costs and revenues lost from business interruption, the lost revenues and repair expenses could result in a significant decrease in HEI’s consolidated net income or in significant net losses for the affected periods.
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
Regulatory Risk—Actions of the PUC are outside the control of the Utilities and could result in inadequate or untimely rate increases, rate reductions or refunds or unanticipated delays, expenses or writedowns in connection with the construction of new projects.  The rates the Utilities are allowed to charge for their services and the timeliness of permitted rate increases are among the most important items influencing the Utilities’ results of operations, financial condition and liquidity. The PUC has broad discretion over the rates that the Utilities charge their customers. On December 23, 2020, as part of the D&O establishing the PBR Framework, the PUC established a five-year Multi-year Rate Period (MRP) during which there will be no general rate cases. In the fourth year of the MRP, the PUC will comprehensively review the PBR Framework to determine if any modifications or revisions are appropriate.
Any adverse decision by the PUC concerning the level or method of determining electric utility rates at the end of the MRP, including the items and amounts that may be included in rate base, the returns on equity or rate base found to be reasonable, the potential consequences of exceeding or not meeting such returns, the denial of exceptional project recovery applications during the MRP, adverse impact of adjustments made to the PBR Framework, decisions on recovery of exogenous items under the PBR Framework, or any prolonged delay in rendering a decision in a rate or other proceeding could have a material adverse effect on Hawaiian Electric’s consolidated results of operations, financial condition and liquidity.
To improve the timing and certainty of the recovery of their costs, the Utilities have proposed and/or received approval of various cost recovery mechanisms, including an ECRC (includes a PUC-ordered 98%/2% risk-sharing split between customers and the Utilities for fossil fuel price variations from baseline prices, with a current annual aggregate exposure cap of +/- $3.7 million), a PPAC, and pension and OPEB tracking mechanisms, as well as a decoupling mechanism, an exceptional project recovery mechanism (EPRM) (formerly Major Project Interim Recovery (MPIR) adjustment mechanism), and a Renewable Energy Infrastructure Program surcharge. A change in, or the elimination of, any of these cost recovery mechanisms, could have a material adverse effect on the Utilities. See “Regulatory mechanisms” in Electric Utility’s Business.
Under the PBR Framework, the Utilities’ annual revenue adjustment (ARA) includes a customer dividend consisting of a negative adjustment of 0.22% compounded annually and a flow through of the “pre-PBR” savings commitment from the management audit recommendations developed in the 2020 test year rate case. The ability of the Utilities to recover increasing costs and earn a reasonable return on capital investments not covered by the ARA or not achieving the customer dividend and cost savings commitment could have a material adverse effect on the Utilities. Under the PBR Framework, the existing PIMs continue, and the PUC established new PIMs and is working on additional PIMs with stakeholders. The assessment of penalties for not achieving performance goals or the failure to achieve PIMs rewards could affect the Utilities’ ability to achieve their allowed ROACEs and have a material adverse effect on the Utilities.
Based on the current operations of the Utilities and regulatory framework, including the impact of the approved PBR Framework, the Utilities continue to follow regulatory accounting under Accounting Standards Codification (ASC) 980. Continued accounting in this manner requires that certain criteria relating to the recoverability of such costs through rates be met, including achieved financial results that support the recovery of costs. If events or circumstances should change, such that the criteria are no longer satisfied, the Utilities expect that their regulatory assets (amounting to $243 million as of December 31, 2022), net of regulatory liabilities (amounting to $1,056 million as of December 31, 2022), would be charged to the statement of income in the period of discontinuance. See “Performance-based regulation framework” in Note 3 of the Consolidated Financial Statements.
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
Weather Conditions Risk—Electric utility operations are significantly influenced by weather conditions and natural disasters.  The Utilities’ results of operations can be affected by the weather and natural disasters. Weather conditions, particularly temperature and humidity, directly influence the demand for electricity. In addition, severe weather and natural disasters, such as hurricanes, earthquakes, tsunamis, lava flows and lightning storms, some of which may become more severe or frequent as a result of global climate changes, have occurred in the past (such as the Kilauea eruption in 2018 which resulted in PGV’s shutdown, and the Mauna Loa eruption in 2022) and will likely continue to occur in the future. When these events occur, they can cause outages and property damage and require the Utilities to incur significant additional expenses that may not be recoverable.
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
Third Party Performance Risk—Electric utility operations depend heavily on third-party suppliers of fuel and purchased power.  The Utilities rely on fuel suppliers and shippers, and IPPs to deliver fuel and power, respectively, in accordance with contractual agreements. Approximately 72% of the net energy generated or purchased by the Utilities in 2022 was generated from the burning of fossil fuel oil, and purchases of power by the Utilities provided about 43% of their total net energy generated and purchased for the same period. Failure or delay by fuel suppliers and shippers to provide fuel pursuant to existing contracts, or failure by a major IPP to deliver the firm capacity anticipated in its PPA, could disrupt the ability of the Utilities to deliver electricity, affect the Utilities’ maintenance schedules that could affect future reliability and require the Utilities to incur additional expenses to meet the needs of their customers that may not be recoverable. In addition, as the IPP contracts near the end of their terms, there may be less economic incentive for the IPPs to make investments in their units to ensure the availability of their units. Also, as these contractual agreements end, the Utilities may not be able to purchase fuel and power on terms equivalent to the current contractual agreements.

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
Renewable Portfolio Standards law.  The 2001 Hawaii Legislature adopted a law requiring the Utilities to meet a renewable portfolio standard, which has been amended over the years. The most recent amendment to Hawaii’s RPS law occurred in 2015, which requires the electric utilities to meet an RPS of 15%, 30%, 40%, 70% and 100% by December 31, 2015, 2020, 2030, 2040 and 2045 respectively. Energy savings resulting from energy efficiency programs do not count toward the RPS after 2014. In July 2022, Governor Ige signed Act 240 (H.B.2089), that amended the RPS calculation from renewable energy as a percentage of sales to renewable energy as a percentage of total generation. The amended RPS calculation results in a lower calculated percentage than the amount calculated under the previous methodology. The change in the definition is to be applied prospectively to future milestone measurements and will require that the Utilities acquire more renewable energy than under the previous RPS calculation to comply with the RPS milestones. The Utilities are committed to achieving these goals and met the 2015 and 2020 RPS; however, due to the exclusion of energy savings in calculating RPS after 2014 and risks such as potential delays in IPPs being able to deliver contracted renewable energy, it is possible the Utilities may not attain the required renewable percentages in the future, and management cannot predict the future consequences of failure to do so (including potential penalties to be assessed by the PUC). On December 19, 2008, the PUC approved a penalty of $20 for every MWh that an electric utility is deficient under Hawaii’s RPS law. The PUC noted, however, that this penalty may be reduced, in the PUC’s discretion, due to events or circumstances that are outside an electric utility’s reasonable control, to the extent the event or circumstance could not be reasonably foreseen and ameliorated, as described in the RPS law and in an RPS framework adopted by the PUC. In addition, the PUC ordered that the Utilities will be prohibited from recovering any RPS penalty costs through rates.
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
In July 2007, the State Legislature passed Act 234, which requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990. On June 20, 2014, the Governor signed the final rules required to implement Act 234 and these rules went into effect on June 30, 2014. In general, Act 234 and the GHG rule require affected sources that have the potential to emit GHGs in excess of established thresholds to reduce their GHG emissions by 16% below 2010 emission levels by 2020. In accordance with state requirements, the Utilities submitted an Emissions Reduction Plan (ERP) to the DOH on June 30, 2015, with the most recent revision filed on June 9, 2020, to reflect the partnership established between the Utilities and several IPPs. In this plan, the partnership committed to a 16% reduction in GHG emissions in accordance with the rule, which the partnership achieved in 2017 in advance of the 2020 requirement. The DOH issued the air permits incorporating the ERP, including provisions to address the period of unavailability of the PGV facility on Hawaii Island. It is expected that with the advent of additional renewable projects and the application to the PUC with respect to the expansion of the PPA for the PGV project, the goals should be attainable.
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
In June 2018, House Bill 2182 was signed into law as Act 15 and took effect on July 1, 2018. Among its provisions, Act 15 aligned the state’s clean energy and carbon sequestration efforts with climate initiative goals and established a statewide carbon neutral goal by 2045. Under this Act, efforts would be made to “sequester more atmospheric carbon and greenhouse gases than emitted within the state as quickly as practicable, but no later than 2045.” The Hawaii Climate Change Mitigation and Adaptation Commission, administratively placed under the State Department of Land and Natural Resources, was charged with endeavoring to achieve the target, and giving consideration to the impact of its plans, decisions and strategies on the state’s ability to attain the goal. The general functions, duties and powers of the Hawaii Climate Change Mitigation and Adaptation Commission are set forth in HRS § 225P-3. To achieve its mandates, the Hawaii Climate Change Mitigation and Adaptation Commission may recommend plans, decisions and strategies that could have an impact on various entities including the Utilities. In July 2022, House Bill 1800 was signed into law as Act 238 and took effect on July 1, 2022. The Act established a goal for the statewide greenhouse gas emissions limit to be at least 50% below 2005 levels by 2030.
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
Renewable Transition Risk—The Utilities may be subject to increased operational challenges and their results of operations, financial condition and liquidity may be adversely impacted in meeting the commitments and objectives of clean energy initiatives, Renewable Portfolio Standards (RPS) and other climate related goals. The far-reaching nature of the Utilities’ renewable energy commitments and the RPS and other climate related goals present risks to the Company. Among such risks are: (1) the potential delay by the Public Utilities Commission of the State of Hawaii (PUC) in considering (and potential disapproval of actual or proposed) renewable energy proposals and related costs; (2) the dependence on outside parties, such as the state, developers and third-party suppliers of renewable purchased energy, which if the Utilities are unsuccessful in negotiating purchased power agreements with such IPPs or if a major IPP delays or fails to deliver the anticipated capacity and/or energy in its purchased power agreement, could impact the Utilities’ achievement of their commitments to RPS and other climate related goals, eligibility for performance incentive mechanisms associated with the speed of increasing renewable generation, the ability to retire fossil fuel units, and/or the Utilities’ ability to deliver reliable service; (3) delays in acquiring or unavailability of non-fossil fuel supplies for renewable generation; (4) the impact of intermittent power to the electrical grid and reliability of service if appropriate supporting infrastructure is not installed or does not operate effectively; (5) the inability to recover the undepreciated cost of fossil fuel generating units if they are required to be retired before the end of their expected useful life; (6) uncertainties surrounding current and future renewable technologies, such as solar power, wind power, biofuels, battery storage, hydro, hydrogen, as well as related environmental assessments required to meet RPS and other climate related goals; (7) the impacts of implementation of the renewable energy proposals on future costs of electricity and potential penalties imposed by the PUC for delays in the commercial operations of renewable energy projects; (8) the likelihood that the Utilities may need to make substantial investments in related infrastructure, which could result in increased borrowings and, therefore, materially impact the financial condition and liquidity of the Utilities; (9) the imputed debt related to the pending renewable power purchase agreements under the stage 1, stage 2, stage 3 and other RFPs could result in a credit rating downgrade for the Utilities and the Company; and (10) the commitment to support a variety of initiatives, which, if approved by the PUC, may have a material impact on the results of operations and financial condition of the Utilities depending on their design and implementation. These initiatives include, but are not limited to, programs to enable more customer-sited generation. The implementation of these or other programs may adversely impact the results of operations, financial condition and liquidity of the Utilities.
Bank risks.
The following risks are generally specific to ASB, but could have a material adverse effect on the Company’s consolidated results of operations, financial condition and liquidity.
Interest Rate Risk—Fluctuations in interest rates could result in lower net interest income, impair ASB’s ability to originate new loans or impair the ability of ASB’s adjustable-rate borrowers to make increased payments or cause such borrowers to repay their adjustable-rate loans or impact ASB’s ability to attract deposits.  Interest rate risk is a significant risk of ASB’s operations. ASB’s net interest income consists primarily of interest income received on fixed-rate and adjustable-rate loans, mortgage-backed securities and investments, less interest expense consisting primarily of interest paid on deposits and other borrowings. Interest rate risk arises when earning assets mature or when their interest rates change in a time frame different from that of the costing liabilities. Changes in market interest rates, including changes in the relationship between short-term and long-term market interest rates (e.g., a flat or an inverted yield curve) or between different interest rate indices, and the duration and severity of the changes in market interest rates can impact ASB’s net interest margin. See “Quantitative and Qualitative Disclosures about Market Risk.”
Although ASB pursues an asset-liability management strategy designed to mitigate its risk from changes in market interest rates, unfavorable movements in interest rates could result in lower net interest income. Residential 1-4 family fixed-rate mortgage loans comprised about 38% of ASB’s loan portfolio as of December 31, 2022 and do not re-price with movements in interest rates. ASB continues to face a challenging interest rate environment. Increases in market interest rates could have an adverse impact on ASB’s cost of funds. Higher market interest rates could lead to higher interest rates paid on deposits and other borrowings. Significant increases in market interest rates, or the perception that an increase may occur, could adversely affect ASB’s ability to originate new loans and grow. An increase in market interest rates, especially a sudden increase, similar to the rapid federal funds rate increases experienced in 2022, could also adversely affect the ability of ASB’s adjustable-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs. Conversely, a decrease in interest rates or a mismatching of maturities of interest sensitive financial instruments could result in an acceleration in the prepayment of loans and mortgage-backed securities and impact ASB’s ability to reinvest its liquidity in similar yielding assets.
ASB relies on customer deposits as a sizable source of relatively stable and low-cost funds. Changes in market interest rates impact the interest paid on deposits and can significantly impact the Bank’s net interest income. Changes in interest rates may also impact the level of low-cost core deposits that the Bank’s customers maintain in their accounts, which may require ASB to seek higher costing wholesale borrowings.
LIBOR Sunset Transition Risk—Changes in the method for determining London Interbank Offered Rate (LIBOR) and the potential replacement of LIBOR may affect our loan portfolio and interest income on loans. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, announced that it intended to phase out LIBOR by the end of 2021. On March 5, 2021, the ICE Benchmark Administration Limited (IBA), as administrator of LIBOR, publicly announced that it intended to cease publication of one week and two-month USD LIBOR tenors on December 31, 2021 and the remaining USD LIBOR tenors on June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (SOFR). ASB has loans and other financial instruments with rates that are either directly or indirectly tied to LIBOR. Failure to adequately manage this transition process with our customers could adversely impact the Bank’s reputation.
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
•changes in collateral value;
•current conditions (for example, economic conditions, real estate market conditions and interest rate environment); and
•reasonable and supportable forecasts that affect the collectability of the reported amount.

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
Bank Regulatory Risk - Heightened regulatory requirements if ASB’s total assets exceed $10 billion. As of December 31, 2022, ASB had total assets of approximately $9.5 billion and it is possible that total assets could exceed $10 billion in the near future. The Dodd-Frank Act and its implementing regulations impose enhanced supervisory requirements on financial institutions with more than $10 billion in total assets. For financial institutions with more than $10 billion in total assets, such requirements include, among other things:
•Applicability of Volcker Rule requirements and restrictions;
•Increased capital leverage, liquidity and risk management standards;
•Examinations by the CFPB for compliance with federal consumer financial protection laws and regulations; and
•Limits on interchange fees on debit cards (Durbin Amendment).
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
Product Concentration Risk—A large percentage of ASB’s loans and securities are collateralized by real estate, and adverse changes in the real estate market and/or general economic or other conditions may result in loan losses and adversely affect the Company’s profitability.  As of December 31, 2022 approximately 83% of ASB’s loan portfolio was comprised of loans primarily collateralized by real estate, most of which was concentrated in the State of Hawaii. During 2022, ASB’s home equity lines of credit (HELOC) increased 20% and the residential 1-4 family portfolios increased by 8%, comprising approximately 70% of total real estate loans. ASB’s financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in the state. ASB had been pursuing a strategy that included expanding its commercial, commercial real estate and consumer lines of business. Commercial and commercial real estate loans have a higher risk profile than residential loans, in part due to larger average balances than residential loans. Though both commercial and commercial real estate loans have shorter terms and earn higher spreads than residential mortgage loans, these loan types generally entail higher underwriting and other service costs and present greater credit risks than traditional residential mortgages. Commercial loans are secured by the assets of the business and, upon default, any collateral repossessed may not be sufficient to repay the outstanding loan balance. In addition, loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be affected by current economic conditions and adverse business developments. Commercial real estate properties tend to be unique and are more difficult to value than residential real estate properties. Commercial real estate loans may not be fully amortizing, meaning that they have a significant principal balance or “balloon” payment due at maturity. In addition, commercial real estate properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than noncommercial properties and to the corresponding burdens and costs of compliance with environmental laws and regulations. Also, there may be costs and delays involved in enforcing rights of a property owner against tenants in default under terms of leases with respect to commercial properties. For example, a tenant may seek protection under bankruptcy laws, which could result in termination of the tenant’s lease.
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
General Risk Factors.
ESG Risk—Increased scrutiny and changing stakeholder expectations with respect to our environmental, social and governance (ESG) programs may result in increased costs and expenses and may expose the Company to new or incremental risks. Companies across all industries, including HEI, face increasing stakeholder scrutiny related to ESG practices. These stakeholders include investors, customers, consumers, employees, lenders and other stakeholders, and in recent years, certain stakeholders have placed increasing importance on the impact and social cost of their investments. This increased focus and activism related to ESG may hinder the cost of, or access to, capital or financing as these investors or lenders may elect to increase their required returns on capital offered to the company, reallocate capital or not commit capital as a result of their assessment of a company’s ESG risk profile. Additionally, if the Company fails to adapt, or is perceived to have failed in addressing investor, lender, and other stakeholder ESG expectations or standards, which continue to evolve, or if the Company fails to fully and accurately report its progress on managing risk under its ESG initiatives, the Company may suffer reputational damage and its business or financial condition could be materially and adversely affected.
Human Capital Risk—HEI’s businesses may be unable to attract, hire, engage and retain a highly skilled and diverse workforce, including senior management, which could affect the Company’s execution of its growth strategy and profitability and adversely affect its future performance. The skill and experience of the Company’s employees, particularly with respect to the senior management team, are vital to the Company’s success. The management teams of HEI’s businesses have significant industry experience and would be difficult to replace. Failure to attract, hire, develop, motivate, and retain highly qualified and diverse employee talent, to develop and implement adequate succession plans for the senior management team, or to maintain a successful work culture that fosters collaboration, innovation, and good communication could disrupt the Company’s operations and adversely affect its businesses and its future success. In addition, a variety of economic and social factors are exacerbating the current labor supply shortage, which may make it difficult to staff critical positions and retain key employees, and could result in significantly higher costs to maintain appropriate staffing levels with the right talent. The inability to fill these positions or a delay in staffing these positions could have a significant impact on the Company’s initiatives and strategies, which in turn would adversely affect the Company’s businesses and their future prospects.
Inflation Risk—The Company’s costs and expenses could increase as a result of inflationary pressures and such increases may not be fully offset by an increase in revenues. A variety of economic and social factors have recently driven inflation to levels above the Federal Reserve Board’s long-term target of 2%. Long-term inflationary pressures could result in higher labor, fuel oil, commodities, materials and supplies, outside services and capital costs, among others, that may not fully be offset by an increase in revenues, which would adversely affect the Company’s profitability and results of operations. For example, while the Utilities’ annual revenue adjustment mechanism provides for an annual inflationary adjustment, recent months’ annualized rates of inflation have surpassed the rate of the last inflationary adjustment for the Utilities’ target revenues. To the extent the Utilities’ increase in actual expenses exceeds the amount provided by the last inflationary adjustment and the Utilities are unable to offset such excess with other efficiencies or cost savings, the Utilities’ profitability could be adversely impacted. Similarly, to the extent that higher labor and other costs at ASB, due to inflation or other factors, is not fully offset by an increase in non-interest income or net interest income, which is dependent on interest rates, the shape of the yield curve, earning assets growth and low-cost deposit liabilities, the Bank’s profitability and results of operations would be adversely impacted.
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

Name	Age	Business experience for last 5 years and prior positions with the Company
Scott W. H. Seu	57
HEI President and Chief Executive Officer since 1/22
HEI Director since 1/22
ASB Chair of the Board since 1/22
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
·  Hawaiian Electric Manager, Resource Acquisition Department, 3/09 to 8/10
·  Hawaiian Electric Manager, Energy Projects Department, 5/04 to 3/09
·  Hawaiian Electric Manager, Customer Installations Department, 1/03 to 5/04
·  Hawaiian Electric Manager, Environmental Department, 4/98 to 12/02
·  Hawaiian Electric Principal Environmental Scientist, 1/97 to 4/98
·  Hawaiian Electric Senior Environmental Scientist, 5/96 to 12/96
·  Hawaiian Electric Environmental Scientist, 8/93 to 5/96

Paul K. Ito	52
HEI Executive Vice President, Chief Financial Officer and Treasurer, since 1/23
·  HEI Vice President - Tax, Controller and Treasurer and Interim Chief Financial Officer, 7/22 to 12/22
·  HEI Vice President - Tax, Controller and Treasurer, 11/19 to 7/22
·  HEI Vice President - Tax and Controller, 2/18 to 11/19
· Prior to joining the Company in 2018: Alexander & Baldwin, Senior Vice President, Chief Financial Officer and Treasurer 2012 - 2018

Kurt K. Murao	53
HEI Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary since 1/20
·  HEI Vice President - Legal & Administration and Corporate Secretary, 10/16 to 12/19
·  HEI Associate General Counsel, 3/11 to 10/16

Shelee M. T. Kimura	49
Hawaiian Electric President and Chief Executive Officer since 1/22
·  Hawaiian Electric Senior Vice President, Customer Service and Public Affairs, 3/21 to 12/21
·  Hawaiian Electric Senior Vice President, Customer Service, 2/19 to 3/21
·  Hawaiian Electric Senior Vice President, Business Development & Strategic Planning, 1/17 to 2/19
·  Hawaiian Electric Vice President, Corporate Planning & Business Development, 5/14 to 1/17
·  HEI Director, Investor Relations, Strategic Planning & Budget, 11/09 to 5/14
·  HEI Manager, Corporate Finance and Investments, 8/04 to 11/09

Ann C. Teranishi	48
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
HEI’s common stock is traded on the New York Stock Exchange under the ticker symbol “HE.” The total number of holders of record of HEI common stock (i.e., registered holders) as of February 13, 2023, was 4,990. On February 10, 2023, the HEI Board of Directors approved a 1 cent increase in the quarterly dividend from $0.35 per share to $0.36 per share, starting with the dividend in the first quarter of 2023. HEI currently expects to maintain the dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company, and the current and expected future economic conditions.
Purchases of HEI common shares were made during the fourth quarter to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2022	19,933	$35.60	—	NA
November 1 to 30, 2022	12,776	38.70	—	NA
December 1 to 31, 2022	164,435	40.89	—	NA
Total	197,144		—	NA
NA Not applicable.
*     Trades (total number of shares purchased) are reflected in the month in which the order is placed.
**     The purchases were made to satisfy the requirements of the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP), and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 167,202 of the 197,144 shares were purchased for the DRIP; 23,976 of the 197,144 shares were purchased for the HEIRSP; and the remaining of the 5,966 shares were purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.
Hawaiian Electric:
Since a corporate restructuring on July 1, 1983, all the common stock of Hawaiian Electric has been held solely by its parent, HEI, and is not publicly traded. Accordingly, information required with respect to “Market information” and “holders” is not applicable to Hawaiian Electric.
The dividends declared and paid on Hawaiian Electric’s common stock for the quarters of 2022 and 2021 were as follows:

Quarters ended	2022	2021
(in thousands)
March 31	$31,475	$27,925
June 30	31,475	27,925
September 30	31,475	27,925
December 31	31,475	27,925
Total	$125,900	$111,700
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
Bank. ASB is a full-service community bank serving both consumer and commercial customers in the State of Hawaii and has 38 branches on the islands of Oahu (27), Maui (5), Hawaii (3), Kauai (2), and Molokai (1).
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
Recent developments. New 7-day average daily COVID-19 case counts in Hawaii have declined to low levels following peaks in the daily average case counts earlier in the year. The 7-day average daily case count remains relatively stable at 84 as of February 13, 2023. Hospitalizations have remained at low levels with approximately 79% of the state’s population vaccinated with at least one dose and approximately 27% of the state’s population received a booster in the last 12 months as of February 13, 2023.
In March 2022, the state ended the Safe Travels program for domestic U.S. travelers and the indoor mask mandate. On June 12, 2022, the U.S. Centers for Disease Control and Prevention ended the requirement that required air passengers traveling from a foreign country to the United States to show a negative COVID-19 test before boarding their flight. On October 11, 2022, Japan eliminated the daily entry cap into Japan, which had made travel to and from Hawaii more difficult. The loosening of these COVID-19 restrictions has led to an improvement in economic conditions in Hawaii over the past year. However, new variants could present potential risks to the ongoing economic recovery. At this time, the Company does not expect that COVID restrictions will be reinstated, but will continue to monitor the situation.
In 2022, total tourism passenger counts increased 34% compared to 2021 as increased vaccination rates allowed for the elimination of COVID-19 restrictions in many of Hawaii’s tourism markets. Domestic tourism has recovered significantly and exceeded pre-pandemic levels, with 9.6 million domestic passengers traveling to Hawaii in 2022 compared to 8.7 million passengers in 2019. However, international passenger counts remain below pre-pandemic levels with 0.8 million international passengers traveling to Hawaii in 2022 compared with 2.8 million passengers in 2019. However, with the recent lifting of travel restrictions in Japan, Hawaii’s largest international tourism market, international tourism counts are expected to continue to improve in 2023.
With the improvement in tourism and economic activity in 2022, the Utilities’ kWh sales in 2022 have increased 1.1% above 2021 levels, but were 4.4% below pre-pandemic levels. While the level of kWh sales does not affect Utility revenues due to decoupling, it may increase or decrease the price per kWh paid by customers. See “Decoupling” in Note 3 of the Consolidated Financial Statements for a discussion of the decoupling mechanism.
At the Bank, an improving Hawaii economy helped fuel loan growth and has supported stable credit trends. Loan growth in 2022 was broad based, driven by the improvement in Hawaii’s economy, and required additional provision for credit losses.

However, the additional provision was partially offset by the release of credit loss reserves as a result of improved credit quality, resulting in a $2.0 million provision for credit losses in 2022, compared to a $25.8 million negative provision for credit losses in 2021. The higher interest rate environment and higher earning asset balances benefited net interest income, which increased $15.4 million to $252.6 million in 2022 compared to net interest income of $237.2 million in 2021. The increase in net interest income was partially offset by higher other borrowings and higher cost of funds. Additional federal funds rate increases may not further increase the Bank’s net interest margin if core deposit growth ceases and funding is replaced with other borrowings. The higher interest rate environment also reduced the fair value of the Bank’s investment portfolio, which was recorded as an other comprehensive loss (see “Transfer of available-for-sale securities to held-to-maturity” in Note 4 of the Consolidated Financial Statements).
In 2022, inflation increased rapidly as reflected in the U.S. Consumer Price Index (CPI). While inflationary pressures, as measured by CPI, appear to have peaked in June 2022, inflation remains elevated at 6.4% as of February 15, 2023. In addition, fuel costs have risen rapidly and remain at elevated levels. Fuel costs for 2022 were up 76.7% compared to 2021. Short-term interest rates have also increased significantly following the Federal Reserve’s ongoing rate increases to the federal funds target rate. These inflationary pressures are expected to continue into 2023 and have led to higher costs for O&M and capital projects and higher interest expense at the Utility and HEI, as well as higher compensation and benefits cost at the bank.
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
Environmental, Social & Governance. At HEI, environmental, social and governance (ESG) principles and sustainability have long been embedded as applicable within the Company’s activities and are integral to the Company’s efforts to create value for all of its stakeholders. With all of its operations isolated in the middle of the Pacific Ocean, the Company’s long-term health and financial performance is inextricably linked with the strength of the Hawaii economy, its communities, and the environment. That is why long-term shareholder and broader stakeholder value are both served by the Company’s efforts to serve as a catalyst for a better Hawaii.
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
•Robust ESG expertise among board members, including directors with direct experience in renewable energy, climate change policy and strategy and environmental management.
•Expanded ESG goals as part of HEI and Utility executive incentive compensation.
•ESG considerations explicitly woven into strategic planning efforts and enterprise risk management processes.

The Company is committed to transparency and providing information to allow customers, community leaders, investors and other stakeholders to understand how the Company’s strategies and operations advance ESG objectives and contribute to long-term stakeholder value creation.
The Company issued its first ESG report in September 2020. The report encompassed ESG policies, principles and results reported during 2019 across the Company’s two primary operating subsidiaries, Hawaiian Electric and ASB, and was aligned with Sustainability Accounting Standards Board (SASB) guidance—using the electric utilities standard for Hawaiian Electric, and the commercial banks, commercial finance, and mortgage finance standards for ASB. In April 2021, the Company issued its second ESG report, including SASB disclosures for Hawaiian Electric and ASB and disclosures regarding risks and opportunities related to climate change, as well as associated risk management and governance processes, based on recommendations from the Task Force on Climate-related Financial Disclosures. It also outlined key impacts for the Company under two climate scenarios, including a scenario targeted to limit global temperature rise to 2 degrees Celsius or lower. In April 2022, the Company issued its third and most comprehensive ESG report. The report includes HEI's first enterprise-wide GHG emissions inventory, providing the basis to further guide the company's ESG strategies and enable greater transparency around its progress on climate issues. Net enterprise-wide GHG emissions in measured categories have decreased over time, driven largely by reductions in the utility's generation-related emissions The Company’s ESG reports can be found at www.hei.com/esg.
HEI consolidated results of operations.

(dollars in millions, except per share amounts)	2022	% change	2021	% change	2020
Revenues	$3,742	31	$2,850	10	$2,580
Operating income	381	(1)	386	24	311
Net income for common stock	241	(2)	246	24	198
Net income (loss) by segment:
Electric utility	$189	6	$178	5	$169
Bank	80	(21)	101	76	58
Other	(28)	15	(33)	(12)	(29)
Net income for common stock	$241	(2)	$246	24	$198
Basic earnings per share	$2.20	(2)	$2.25	24	$1.81
Diluted earnings per share	$2.20	(2)	$2.25	24	$1.81
Dividends per share	$1.40	3	$1.36	3	$1.32
Weighted-average number of common shares outstanding (millions)	109.4	—	109.3	—	109.1
Dividend payout ratio	64%		60%		73%
In 2022, net income for HEI common stock decreased (2)% to $241 million ($2.20 diluted earnings per share), compared to $246 million ($2.25 diluted earnings per share) in 2021, due to $21 million lower net income at ASB, partly offset by $11 million higher net income at the Utilities and $5 million lower net loss at the “other” segment. The decrease in ASB’s 2022 net income compared to 2021 was primarily due to an increase in provision for credit losses in 2022 as compared to 2021 net income, which benefited from a negative provision of $25.8 million as result of improved credit quality as the local economy improved significantly from 2020. The increase in the Utilities’ 2022 net income compared to 2021 was principally due to higher ARA revenues, which included the customer dividend delivered to customers, partially offset by higher operating expenses. See “Electric utility,” “Bank,” and “HEI Consolidated—Other segment” sections below for additional information on year-to-year fluctuations.
The Company’s effective tax rate (combined federal and state income tax rates) was comparable at 20% in 2022 and 2021.
For a discussion of 2020 results, please refer to the “HEI consolidated results of operations” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—HEI Consolidated,” in the Company’s 2021 Form 10-K.

Other segment. The “other” business segment (loss)/income includes results of the stand-alone corporate operations of HEI, ASB Hawaii, and Pacific Current.

(in millions)	2022	2021	Increase (decrease)	Primary reason(s)
Revenue[1]	$12	$4	$8	Increase in other sales at Pacific Current subsidiaries.
Operating loss[1]	(20)	(22)	2	Lower HEI corporate operating loss ($22 million in 2022 vs. $25 million in 2021) primarily due to a decrease in incentive compensation and consulting expenses. Lower Pacific Current operating income ($2 million in 2022 vs $3 million in 2021) primarily due to higher expenses.
Interest expense & other	(27)	(22)	(5)	Interest expense & other in 2022 was higher than in 2021 primarily due to higher interest expense at corporate (higher balances and rate) and Pacific Current (higher balances).
Gain on sales of equity-method investment	8	—	8	Gain on sale of an equity-method investment at Pacific Current.
Income tax benefit	11	11	—	Lower pretax loss, partly offset by higher deductible executive compensation in 2022.
Net loss	$(28)	$(33)	$5
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
By the end of December 2022, the national and state COVID-19 restrictions were lifted and lower case counts across most states led to stronger demand for travel to Hawaii in the fourth quarter of 2022. The average daily passenger count was 19.4% higher than the comparable period in the prior year, but remained 7.2% below 2019. The recovery in total passenger counts from the low levels in 2020 thus far has been driven by domestic travelers, with international travelers remaining at low levels, but gradually increasing. In December 2022, domestic passenger counts were up 3.3% compared to 2019 pre-COVID-19 levels, while international passenger counts were down 51% compared to 2019 pre-COVID-19 levels. On October 11, 2022, Japan eliminated the daily entry cap into Japan, which had made travel to and from Hawaii more difficult. Since then, international visitor arrivals have increased.
Hawaii’s seasonally adjusted unemployment rate in December 2022 was 3.2%, which was lower compared to the December 2021 rate of 4.3%. The national unemployment rate in December 2022 was 3.5% compared to 3.9% in December 2021. Hawaii’s unemployment rate is expected to continue to improve now that restrictions have been lifted and non-farm jobs are expected to increase this year.
Hawaii real estate activity through December 2022, as indicated by Oahu’s home resale market, resulted in an increase in the median sales price of 3.6% for condominiums and a decrease of 0.05% for single-family homes compared to the same period in 2021, with the December median single-family home price of $1,049,500, below the record $1,153,500 set in May. The number of closed sales decreased 11.8% for condominiums and 23.2% for single-family residential homes through the fourth quarter of 2022 compared to 2021.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. The price of crude oil increased significantly from January 2022 through July 2022, but started to decline in August 2022 through November 2022.
At its February 1, 2023 meeting, the Federal Open Market Committee (FOMC) decided to raise the federal funds rate target range to 4.50%-4.75% and anticipates ongoing increases as appropriate. With inflation being above the longer-run goal of 2 percent, the FOMC raised the federal funds rate 25 basis points and intends to further reduce the Federal Reserve’s holdings of Treasury securities, agency debt, and agency mortgage-backed securities.
The most recent forecast by UHERO, issued on December 16, 2022, forecasts full year 2022 real GDP growth of 2.0%, an increase in total visitor arrivals of 36.9%, a decrease in real personal income of 6.4%, and an unemployment rate of 3.8%. This forecast anticipates a potential slowdown in recovery due to rising inflation, interest rates, and supply chain issues despite the return of Japanese visitors. However, in the event of a U.S. recession, UHERO believes that Hawaii is unlikely to suffer as severely compared to the U.S. mainland due to anticipated visitor arrivals and a surge in public sector construction. Downward risks are forecasted to include ongoing global economic fallout from Russia’s invasion of Ukraine, possibility of a global recession, and uncertainties of international and domestic visitor arrivals due to higher travel costs. If economic conditions worsen from current levels or remain depressed for an extended period of time, it could have a material unfavorable impact on the Company’s financial position or results of operations.

The Company expects economic conditions in Hawaii to remain relatively stable going forward, supported by the expected recovery in the international tourism market and increased construction spending in the public sector; however, it is difficult to predict the future path of the pandemic. If economic conditions worsen from current levels or remain depressed for an extended period of time, it could have a material unfavorable impact on the Company’s financial position or results of operations.
See also “Recent Developments” in the “Electric utility” and “Bank” sections below for further discussion of the economic impact caused by the pandemic.
Liquidity and capital resources.  As of December 31, 2022, HEI and Hawaiian Electric had approximately $50 million and $88 million of commercial paper outstanding, respectively, and Hawaiian Electric had $39 million of cash and cash equivalents.
As of December 31, 2022, there was no balance on HEI’s revolving credit facility and the available committed capacity under the revolving credit facility was $175 million (see Note 5 of the Consolidated Financial Statements). As of December 31, 2022, there was no balance on Hawaiian Electric’s revolving credit facility and the available committed capacity under the revolving credit facility was $200 million. As of December 31, 2022, ASB’s unused FHLB borrowing capacity was approximately $1.6 billion and ASB had unpledged investment securities of $1.6 billion that were available to be used as collateral for additional borrowing capacity.
As of December 31, 2022, the total amount of available borrowing capacity (net of commercial paper outstanding) under the Company’s committed lines of credit was approximately $237 million, which was a decrease of approximately $84 million compared to December 31, 2021.
On September 29, 2021, HEI executed a $125 million private placement, utilizing a delayed draw feature with two tranches. The first tranche of $75 million was drawn on December 29, 2021 and the proceeds were primarily used to invest in the Utilities’ equity to support its capital expenditure program and maintain the Utilities’ equity capitalization ratio at approximately 58%. The second and final tranche of $50 million was drawn on October 26, 2022, to refinance a portion of $150 million of debt that matured on November 20, 2022.
On September 29, 2022, HEI executed a private placement under which HEI has authorized the issue and sale of $110 million of unsecured senior notes. The proceeds, totaling $110 million, were drawn on November 1, 2022 to refinance the remaining portion of the $150 million of debt that matured on November 20, 2022. See Note 6 of the Consolidated Financial Statements for additional information.
On October 20, 2022, HEI entered into a term loan facility in the aggregate principal amount of $100 million. The term loan facility allows HEI to draw down proceeds on a delayed basis through March 31, 2023, at which time the term loan commitment expires. On December 28, 2022, HEI drew $35 million on the term loan. Any borrowings under the facility mature on November 30, 2023. Borrowings under the facility bear interest at Term SOFR, as defined in the agreement, plus an applicable margin and a SOFR spread adjustment. See Note 5 of the Consolidated Financial Statements for additional information.
The Company believes that its cash and cash equivalents, expected operating cash flow from subsidiaries, existing credit facilities, and access to the capital markets will be sufficient to meet the Company’s cash requirements over the next twelve months and beyond based on its current business plans. However, the Company expects that its liquidity will continue to be moderately impacted at the Utilities due to higher working capital requirements resulting from lingering COVID-19 impacts to the local economy and elevated fuel prices. For the Utilities, the elevated fuel prices have increased the cost of carrying fuel inventory and have also resulted in higher customer accounts receivable balances as fuel is consumed and billed to customers. The higher accounts receivable balance, which has increased by $101 million since December 31, 2021, has led to higher bad debt expense and may result in higher write-offs in the future. As of December 31, 2022, approximately $50 million of the Utilities’ accounts receivables were over 30 days past due. Of the over 30 days past due amounts, approximately 17% were on payment plans. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements (see “Recent Developments” in the Electric utility section below). At this time, the delay in customer cash collections has not significantly affected the Company’s liquidity. The Company is prepared to address, if needed, the potential financing requirement related to the delayed timing of customer collections.
At ASB, liquidity remains at satisfactory levels. ASB’s cash and cash equivalents was $156 million as of December 31,

2022, compared to $251 million as of December 31, 2021. ASB remains well above the “well capitalized” level under the FDIC Improvement Act prompt correction action capital category, and while the economic outlook has improved and is expected to continue to improve, there are emerging risks from inflation and the tightening of monetary policy that increase the risk of a recession, as well as ongoing COVID-19 risks, such as new variants, all of which could create increased uncertainty regarding the impact on loan performance and the allowance for credit losses (see “Recent Developments” in the Bank section below).
If further liquidity is deemed necessary, which is not contemplated at this time, the Utilities could also reduce the pace of capital spending related to non-essential projects. Additionally, the Company has the option to issue new shares rather than purchase currently outstanding shares on the open market to satisfy share issuances under its Dividend Reinvestment and Stock Purchase Plan program. The estimated amount of equity capital that could be raised by issuing new shares, rather than utilizing open market purchases, is estimated to be approximately $30 million on an annual basis, based on historical demand, but such future amount is dependent on a number of factors, including, without limitation, future share prices, number of shares and participants in the DRIP program, and the amount of new investment in HEI’s stock by DRIP participants.
HEI material cash requirements. HEI’s material cash requirements include: Utility capital expenditures, labor and benefit costs, O&M expenses, fuel and purchase power costs, and debt and interest payments; investments in loans and investment securities at the Bank; labor and benefits costs, shareholder dividends and debt and interest payments at HEI; and HEI equity contributions to support Pacific Current’s sustainable infrastructure investments. Forecasted HEI consolidated “net cash used in investing activities” (excluding “investing” cash flows from ASB) for 2023 through 2027 consists primarily of the net capital expenditures of the Utilities principally related to maintaining and modernizing the grid to allow for the integration of more renewable energy, improved customer reliability, greater system efficiency and enhanced resilience. The Utilities’ capital expenditures are approximately $2.2 billion over the next five years and are expected to be funded primarily through a combination of retained earnings and proceeds from debt issuance, and if required, contributions of equity from HEI to maintain the Utilities’ equity capitalization at approximately 58% (see also discussion regarding other material cash requirements under “Financial Condition–Liquidity and capital resources,” contained in the “Electric utility” and “Bank” sections below). In addition to the funds required for the Utilities’ construction programs and debt maturities, with respect to HEI, over the next five years, approximately $50 million will be required in 2023 and $50 million in 2025 to repay maturing long-term debt. Debt maturities are expected to be repaid with the proceeds from the issuance of commercial paper, bank borrowings, other medium- or long-term debt, issuance of common stock and/or dividends from subsidiaries. Additional debt and/or equity financing may be utilized to invest in the Utilities, Bank or Pacific Current; to pay down commercial paper or other short-term borrowings; to pay interest costs; or to fund unanticipated expenditures not included in the 2023 through 2027 forecast, such as increases in the costs of, or an acceleration of, the construction of capital projects of the Utilities or unanticipated utility capital expenditures. In addition, existing debt may be refinanced prior to maturity with additional debt or equity financing (or both).

Selected short-term and long-term contractual obligations and commitments.  Information about payments under the specified contractual obligations and commercial commitments of HEI and its subsidiaries was as follows:

December 31, 2022
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations
Investment in qualifying affordable housing projects	$—	$60	$9	$1	$70
Time certificates	496	94	19	3	612
Short-term borrowings	173	—	—	—	173
Other bank borrowings	695	—	—	—	695
Long-term debt	172	122	248	1,858	2,400
Interest on CDs, other bank borrowings, short-term loan and long-term debt	100	179	162	780	1,221
Operating and finance leases
PPAs classified as leases	11	22	22	104	159
Other leases	23	37	24	39	123
Service bureau contract, maintenance agreements and other	22	29	13	1	65
Hawaiian Electric open purchase order obligations[1]	178	65	12	—	255
Hawaiian Electric fuel oil purchase obligations (estimate based on fuel oil price at December 31)	5	9	5	—	19
Hawaiian Electric power purchase–minimum fixed capacity charges not classified as leases	80	160	160	521	921
Liabilities for uncertain tax positions	—	8	13	—	21
Total (estimated)	$1,955	$785	$687	$3,307	$6,734
1Includes contractual obligations and commitments for capital expenditures and expense amounts.
The table above does not include other categories of obligations and commitments, such as deferred taxes, certain trade payables, amounts that will become payable in future periods under collective bargaining and other employment agreements and employee benefit plans, and potential refunds of amounts collected from ratepayers (e.g., under the earnings sharing mechanism). As of December 31, 2022, the fair value of the assets held in trusts to satisfy the obligations of the Company’s retirement benefit plans did not exceed the retirement benefit plans’ benefit obligation. Minimum funding requirements for retirement benefit plans have not been included in the tables above; however, see Note 10 of the Consolidated Financial Statements for 2023 estimated contributions.
See Note 3 of the Consolidated Financial Statements for a discussion of the Utilities’ commitments. See Note 4 of the Consolidated Financial Statements for a further discussion of ASB’s commitments.
Operating activities provided net cash of $454 million in 2022 and $376 million in 2021. Investing activities used net cash of $1,129 million in 2022 and $1,180 million in 2021. In 2022, net cash used in investing activities was primarily due to net increase in loans receivable, purchases of available-for-sale investment securities, capital expenditures, purchases of loans held for investment and net purchases of stock from Federal Home Loan Bank, partly offset by receipt of repayments from available-for-sale and held-to-maturity investment securities. In 2021, net cash used in investing activities was primarily due to purchases of available-for-sale and held-to-maturity investment securities, capital expenditures, and purchases of stock from Federal Home Loan Bank, partly offset by receipt of repayments from available-for-sale and held-to-maturity investment securities, proceeds from sale of available-for-sale investment securities, net decrease in loans held for investment, proceeds from sale of residential loans and redemption of stock from Federal Home Loan Bank.
Financing activities provided net cash of $568 million in 2022 and $756 million in 2021. In 2022, net cash provided by financing activities included net increases in other short-term borrowings and proceeds from issuance of short-term and long-term debt and net increases in short-term borrowings, partly offset by repayment of long-term debt and payment of common and preferred stock dividends. In 2021, net cash provided by financing activities included net increases in deposits and proceeds from issuance of long-term debt, partly offset by payment of common and preferred stock dividends, repayment of long-term debt, short-term debt and net decreases in short-term borrowings.
For a discussion of 2020 operating, investing and financing activities, please refer to the “Liquidity and capital resources” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—HEI Consolidated,” in the Company’s 2021 Form 10-K.
Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Liquidity and capital resources” sections below.) During 2022, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $126 million and $42 million, respectively.
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
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

December 31	2022		2021
(dollars in millions)
Short-term borrowings, net—other than bank	$173	3%	$54	1%
Long-term debt, net—other than bank	2,385	50	2,322	48
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,202	46	2,391	50
	$4,794	100%	$4,801	100%
HEI’s commercial paper borrowings and line of credit facility were as follows:

	Year ended December 31, 2022
(in millions)	Average balance	End-of-period balance	December 31, 2021
Commercial paper	$50	$50	$54
Line of credit draws on revolving credit facility	—	—	—
Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Liquidity and capital resources” below. The maximum amount of HEI’s short-term commercial paper borrowings in 2022 was $80 million. As of December 31, 2022, available committed capacity under HEI’s line of credit facility was $175 million.
HEI utilizes short-term debt, typically commercial paper, to support normal operations, to refinance commercial paper, to retire long-term debt, to pay dividends and for other temporary requirements, including short-term financing needs of its subsidiaries. HEI also periodically makes short-term loans to Hawaiian Electric to meet Hawaiian Electric’s cash requirements, including the funding of loans by Hawaiian Electric to Hawaii Electric Light and Maui Electric, but no such short-term loans to Hawaiian Electric were outstanding as of December 31, 2022. HEI periodically utilizes long-term debt, historically unsecured indebtedness, to fund investments in and loans to its subsidiaries to support their capital improvement or other requirements, to repay long-term and short-term indebtedness and for other corporate purposes. As of December 31, 2022, HEI’s debt maturities in 2023 include $50 million of long-term debt that matures in March 2023. See Notes 5 and 6 of the Consolidated Financial Statements for a brief description of the Company’s loans.

The rating of HEI’s commercial paper and debt securities could significantly impact the ability of HEI to sell its commercial paper and issue debt securities and/or the cost of such debt. As of February 13, 2023, the Fitch, Moody’s and S&P ratings of HEI were as follows:

	Fitch	Moody’s	S&P
Long-term issuer default, long-term and issuer credit, respectively	BBB	WR*	BBB-
Commercial paper	F3	P-2	A-3
Outlook	Positive	Stable	Stable
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
There were no new issuances of common stock through the HEI DRIP, HEIRSP or the ASB 401(k) Plan in 2022, 2021 or 2020 and HEI satisfied the share purchase requirements of the DRIP, HEIRSP and ASB 401(k) Plan through open market purchases of its common stock.
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
The discount rate used to calculate the Company’s benefit obligations is a significant assumption that affects the Company’s benefit obligations. As of December 31, 2022, the discount rates for HEI and the Utilities’ pension and other benefits plans were 5.67% and 5.66%, respectively. Based on various assumptions in Note 10 of the Consolidated Financial Statements, sensitivities of the projected benefit obligation (PBO) and accumulated postretirement benefit obligation (APBO) as of December 31, 2022, associated with a change in the discount rate, were as follows and constitute “forward-looking statements”:

Actuarial assumption	Change in assumption in basis points	Impact on HEI Consolidated PBO or APBO	Impact on Consolidated Hawaiian Electric PBO or APBO
(dollars in millions)
Pension benefits
Discount rate	+/-50	$(116)/$130	$(109)/$122
Other benefits
Discount rate	+/-50	$(8)/$9	$(8)/$9
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
Recent developments. See also Recent developments in HEI’s MD&A.
For the full year 2022, kWh sales volume increased 1.1% from 2021 levels; however, the full year 2022 kWh sales are still 4.4% below the pre-pandemic level of kWh sales in 2019. The increase in kWh sales in 2022 is primarily due to an improvement in economic activity in Hawaii, driven largely by a significant rebound in the domestic tourism market.
Fuel costs have risen rapidly in 2022 and average fuel prices have increased 76.7% compared to the prior year. Although the Utilities are able to pass through fuel costs to customers and have limited fuel cost exposure under a 2% fuel-cost risk sharing mechanism (approximately $3.7 million maximum exposure annually, and the amount the Utilities have recognized as a penalty for 2022), higher customer bills could reduce customers’ ability to pay timely or increase the risk of non-payment. In addition, the higher customer bills may lead the PUC to consider other actions to limit or delay any proposed increase in rates in order to mitigate the overall bill impact of rising fuel prices.
In December 2022, the consumer price index moderated to 6.5% from a peak of 9.1% in June 2022. In Hawaii, the November 2022 Urban Hawaii (Honolulu) Consumer Price Index (CPI) was modestly lower, with an increase of 5.8% over the last twelve months. Under the PBR framework, inflation risk for the Utilities is mitigated by an Annual Rate Adjustment (ARA), which is based on a formula that includes a compounded and non-compounded portion.
•The compounded portion of the ARA adjustment includes an adjustment for inflation based on the estimated change in Gross Domestic Product Price Index (GDPPI) for the upcoming year, less a predetermined annual productivity factor (currently set at zero), less a 0.22% customer dividend, applied to a basis equal to test year target revenues plus the RAM Revenue adjustments in effect prior to the implementation of PBR, plus the prior adjustment year’s compounded portion of the ARA adjustment. The GDPPI adjustment is determined using the forecasted GDPPI in October, which is effective for the following calendar year. For the 2022 calendar year, GDPPI was measured at 2.78% (net of the 0.22% customer dividend) in October 2021 and was effective in rates on January 1, 2022. For the 2023 calendar year, the forecasted 2023 GDPPI was 3.68% (net of the 0.22% customer dividend), measured in October 2022, and became effective in rates on January 1, 2023.
•The non-compounded portion of the ARA adjustment includes a subtractive component, representing the management audit savings commitment, or refund to customers, which was approved by the PUC for the years 2021 through 2025.
Accounts receivable increased in 2022 by $101 million, or 54% with the number of accounts past due remaining relatively flat since December 31, 2021. The increase in accounts receivables was primarily driven by higher customer bills impacted by the increase in fuel prices, offset by payments on installment plans and higher cash receipts associated with increased disconnection efforts. At this time, the delay in customer cash collections has not significantly affected the Utilities’ liquidity. The Utilities are prepared to address, if needed, the financing requirement related to the delayed timing of cash flows collected under the decoupling mechanism through the Revenue Balancing Account and the impact of higher fuel prices on accounts receivable balances. See “Financial Condition—Liquidity and capital resources” for additional information.
In the second quarter of 2020, the PUC approved the deferral of certain COVID-19 related costs, such as higher bad debt expense, higher financing costs, non-collection of late payment fees, increased personal protective equipment costs, and sequestration costs for mission-critical employees. The Utilities deferred COVID-19 related costs through a PUC approved period that ended on December 31, 2021. In the second quarter of 2022, the Utilities filed an application to seek recovery of the COVID-19 deferred costs, not to exceed the amount of $27.8 million. In the Utilities’ Reply Statement of Position submitted to the PUC on November 30, 2022, the Utilities updated the estimated maximum COVID-19 total recovery request amount to $14.3 million. As of December 31, 2022, the Utilities have recorded $11.4 million in regulatory assets for deferral of COVID-19 related costs. The updated amounts have been reflected in the Utilities’ Supplemental Response to the PUC filed on January 12, 2023. On January 25, 2023, the PUC issued an order to modify the procedural schedule to allow more time for more discovery and consideration of the application. (See discussion under “Regulatory assets for COVID-19 related costs” in Note 3 of the Consolidated Financial Statements).
Hawaii COVID-19 case counts and hospitalizations have declined following peaks earlier in the year; however, a worsening of COVID-19 cases driven by new variants or a reinstatement of COVID-19 restrictions could adversely affect the ability of the Utilities’ contractors, suppliers, IPPs, and other business partners to perform or fulfill their obligations timely, or at all, or require modifications to existing contracts, which could adversely affect the Utilities’ business, increase expenses, and impact the Utilities’ ability to achieve their RPS and other climate related goals.
Regulatory Developments. See “Regulatory proceedings” in Note 3 of the Consolidated Financial Statements for discussions related to recent regulatory developments.

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
In the fourth quarter of 2021, the Utilities outlined their Climate Action Plan to cut carbon emissions from power generation 70% by 2030, compared to a 2005 baseline. The emissions covered by this goal include stack emissions from generation owned by Hawaiian Electric and IPPs who sell electricity to the Utilities. The 2030 commitment would provide a significant portion of the reduction the entire Hawaii economy needs to meet the U.S. target of cutting carbon emissions by at least 50% economy-wide by 2030. Hawaiian Electric has also committed to achieving net zero carbon emissions from power generation by 2045 or sooner. Key elements of the 2030 plan include the closure of the state’s last coal-fired IPP plant that occurred in September 2022, increasing rooftop solar by more than 50% over 2021 levels, retiring six fossil fuel generating units, adding at least 1 GW of renewable generation to what was already in place in 2021, increasing grid-scale and customer-owned storage, expanding geothermal resources, and creating customer incentives for using clean, lower-cost energy at certain times of the day and using less fossil-fueled energy at night. The retirement of fossil-fueled generating units to achieve the Utilities’ 70% decarbonization goal is consistent with state policy and supported by Hawaii State law. See “Forecast of capital expenditures—Liquidity and capital resources” for a discussion of potential capital expenditures related to decarbonization efforts.
On September 1, 2022, the last coal-fired IPP plant in the state, providing approximately 10% of Oahu’s generation, ceased operations, removing a significant source of GHG emissions from the Utilities’ generation mix. In advance of the retirement of the coal-fired IPP plant, the Utilities developed plans, including contingency plans, to ensure reliable service through the transition period. These plans include the anticipated addition of renewable energy/storage projects, reserve capacity from existing generation sources, the acceleration of maintenance work during periods with anticipated higher reserve levels, and multiple demand response/DER programs. For example, the state’s largest solar plus battery storage project to date, totaling 39 MW, reached commercial operations on July 31, 2022.
While the Utilities continue to execute on their plans, delays and cancellations in the commercial operation of new renewable third-party generation resources and higher costs as a result of supply chain issues and inflationary pressures, as well as federal policies related to solar panel imports, have slowed the pace of progress toward achieving the Utilities’ 70% GHG emissions reduction goal. Despite these headwinds, the Utilities currently believe that the 70% GHG emissions reduction target remains achievable; however, additional renewable energy procurements and timely construction of significant generating capacity beyond the Stage 3 RFPs are required. Future events that impact the pace and amount of newly installed renewable variable and firm generation, including unexpected issues with existing generation, among other factors, could disrupt the ability of the Utilities to deliver reliable service. Also, see the “Developments in renewable energy efforts—New renewable PPAs” section below.
Hawaii’s renewable portfolio standard law requires electric utilities to meet an RPS of 30%, 40%, 70% and 100% by December 31, 2020, 2030, 2040 and 2045, respectively. Hawaii law has also established a target of sequestering more atmospheric carbon and greenhouse gases than emitted within the state by 2045. The Utilities’ strategies and plans are fully aligned in meeting these targets.
The Utilities have made significant progress on the path to clean energy and have been successful in achieving RPS goals. To date the Utilities have met all of the statutory RPS goals, including exceeding the last milestone RPS target of 30% for 2020, where it achieved an RPS of 34.5%. In July 2022, Governor Ige signed Act 240 (H.B.2089), that amended the RPS calculation from renewable energy as a percentage of sales to renewable energy as a percentage of total generation. The amended RPS calculation results in a lower calculated percentage than the amount calculated under the previous methodology. For example, the 2022 RPS achieved under the revised RPS calculation would have been 31.8% versus 39.1% under the prior method. The change in the definition is to be applied prospectively to future milestone measurements and will require that the Utilities acquire more renewable energy than under the previous RPS calculation to comply with the RPS milestones; however, the Utilities expect to continue to meet the RPS milestones under the amended RPS law. (See “Developments in renewable energy efforts” below).
If the Utilities are not successful in meeting the RPS targets as mandated by law, the PUC could assess a penalty of $20 for every MWh that an electric utility is deficient. Based on the level of total generation in 2022, a 1% shortfall in meeting the 2030 RPS requirement of 40% would translate into a penalty of approximately $2.1 million. The PUC has the discretion to reduce the penalty due to events or circumstances that are outside an electric utility’s reasonable control, to the extent the event or circumstance could not be reasonably foreseen and ameliorated. In addition to penalties under the RPS law, failure to meet the mandated RPS targets would be expected to result in a higher proportion of fossil fuel-based generation than if the RPS target had been achieved, which in turn would be expected to subject the Utilities to limited commodity fossil fuel price exposure under a fuel cost risk-sharing mechanism. The fuel cost risk-sharing mechanism apportions 2% of the fuel cost risk to the utilities (and 98% to ratepayers) and has a maximum exposure (or benefit) of $3.7 million. Conversely, the Utilities have incentives under PIMs that provide a financial reward for accelerating the achievement of renewable generation as a percentage of total generation, including customer supplied generation. The Utilities may earn a reward for the amount of system generation above the interpolated statutory RPS goal at $20/MWh in 2022, $15/MWh in 2023, and $10/MWh for the remainder of the multi-year rate period.
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
    The State of Hawaii’s policy is supported by the regulatory framework and includes a number of mechanisms designed to maintain the Utilities’ financial stability during the transition toward the State’s decarbonized future. Under the sales decoupling mechanism, the Utilities are allowed to recover from customers, target test year revenues, independent of the level of kWh sales, which have generally trended lower over time as privately-owned DER have been added to the grid and energy efficiency measures have been put into place. Other regulatory mechanisms under the PBR framework reduce some of the regulatory lag during the multi-year rate plan (MRP), such as the annual revenue adjustment to provide annual changes in utility revenues, including inflationary adjustments, and the exceptional project recovery mechanism, which allows the Utilities to recover and earn on certain approved eligible projects placed into service. See “Regulatory proceedings” under “Commitments and contingencies” and “Decoupling” in Note 3 of the Consolidated Financial Statements.
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
On June 9, 2021, the PUC issued an order providing guidance to the third Grid Service RFP filed on February 23, 2021. The proposed Grid Service RFP focused only on Oahu and is seeking 132 MW of grid services with focus on capacity reduction (60 MW) similarly in response to the potential reserve shortfall from the AES coal plant retirement that occurred on September 1, 2022. The Utilities executed a GSPA for a total grid services amount of 97.4 MW and filed with the PUC to request approval on March 16, 2022. On July 26, 2022, the Consumer Advocate filed its Statement of Position not objecting to the PUC approving the GSPA if certain conditions are adopted. The Utilities responded to the Statement of Position on August 9, 2022 to comment to the various conditions proposed by the Consumer Advocate. The procedural schedule steps are completed and the GSPA is ready for the PUC’s decision. As of December 31, 2022, the PUC has not ruled on this GSPA approval request.

On June 8, 2021, the PUC approved the new program, Emergency Demand Response Program (EDRP), a battery storage incentive program to dispatch electricity between 6 p.m. to 8 p.m. daily from participating residential and commercial customers, to address the potential reserve shortfalls following the AES coal plant retirement. As of December 31, 2022, the Utilities have received and approved the applications totaling approximately 15 MW on Oahu.
On March 30, 2022, the Utilities filed with the PUC to request expanding the EDRP for up to 15 MW on the island of Maui and received PUC approval on May 20, 2022. The EDRP on Maui became effective as of June 1, 2022. Subsequently, on June 23, 2022, the PUC approved the cost recovery of the additional incentives for both Oahu and Maui through the Demand-Side Management Surcharge. As of December 31, 2022, the Utilities have received and approved the applications totaling approximately 1.2 MW on Maui.
On October 31, 2022, the PUC issued an order, directing the Utilities to solicit comments from all interested parties and stakeholders on the Utilities’ Draft Grid Services RFP filed on June 30, 2022. The proposed Draft Grid Services RFP focused only on Maui and is seeking 15 MW of grid services. Only one vendor provided comment recommending to not proceed with the RFP unless significant modifications were made to the RFP and GSPA. Comment was filed to the PUC on November 7, 2022. On December 22, 2022, the PUC issued an order approving Hawaiian Electric to proceed with the RFP with modifications. Hawaiian Electric submitted an update to the RFP per the order on January 16, 2023, and issued the RFP on February 1, 2023.
Grid modernization. The overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater DER and renewable energy integration. Under the Grid Modernization Strategy, the Utilities expect that new technology will help increase adoption of private rooftop solar and make use of rapidly evolving products, including storage and advanced inverters. On March 25, 2019, the PUC approved a plan for the Utilities to implement Phase 1 of their Grid Modernization Strategy, which is the proportional deployment of advanced metering infrastructure (AMI). On February 28, 2022, the PUC expanded the scope of Phase 1 to the full service territory with a completion date set for the third quarter of 2024. The estimated cost of full deployment (including proportional deployment) is approximately $143 million in capital and deferred software cost and is expected to be incurred over five years. As of December 31, 2022, approximately $72 million of capital and deferred software cost has been incurred to date under Phase 1 and is currently being recovered under the MPIR mechanism until such costs are included in base rates. On June 24, 2022, the PUC approved with certain conditions the Utilities’ request to aggregate the per-meter and network cost caps and to recover O&M costs associated with full-service territory AMI deployment under the MPIR mechanism. As of December 31, 2022, the Utilities have deployed about 193,000 advanced meters, servicing approximately 41% of total customers.
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
The first phase, which commenced in July 2018, totaling 8 MW of solar photovoltaic (PV) only with one credit rate for each island, closed on April 9, 2020. Two phase 1 projects (28.32 kW on Maui and 270 kW on Oahu) have been operational for two years, with four additional phase 1 projects expected to become operational in 2023 (second quarter: Oahu: 3,000kW, Hawaii Island: 750kW and Molokai: 250kW; third quarter: Oahu: 1,720kW).
The second phase, which commenced on April 9, 2020 and subsequently expanded on July 27, 2021, allows over 250 MW across all Hawaiian Electric service territories in two tranches for small (under 250 kW), mid-tier and large system sizes to encourage a variety of system sizes. To provide opportunities for Low-to-Moderate Income (LMI) customers to participate in the program, 23 MW of capacity for dedicated-LMI projects were awarded on November 15, 2022 through three island specific RFPs for Oahu, Maui and Hawaii Island. LMI projects do not have a size cap nor do they decrease the 250 MW capacity available to other projects. The dedicated-LMI projects are expected to become operational in 2025.
The Utilities issued the CBRE Tranche 1 RFPs for Oahu, Maui and Hawaii on April 14, 2022. The RFPs closed on August 17, 2022, and proposals were evaluated. Tranche 1 projects, which are greater than or equal to 250 kW, were awarded on February 22, 2023.
For Lanai, the Utilities combined the previously issued Variable Renewable Dispatchable Generation Paired with Energy Storage RFP and the CBRE RFP to optimize the benefits of procuring renewable energy, spur development and increase the likelihood of success of the CBRE Program on Lanai. See “Developments in renewable energy efforts–Requests for renewable proposals, expressions of interest, and information” for additional information.
One CBRE proposal for Lanai was selected but negotiations were terminated on June 15, 2022. With the concurrence of the Independent Observer, a replacement proposal was selected on July 1, 2022. On July 25, 2022, the Utilities announced the selection of a new developer for the Lanai CBRE RFP. On September 21, 2022, the Utilities were informed by Pulama Lanai of a project being planned on Lanai to remove the two large resorts from the grid, which represent approximately 40% of the load of the island and raises great uncertainty around the future energy needs for Lanai. On September 28, 2022, the Utilities notified the PUC that ongoing negotiations for the Lanai CBRE project will continue, but that the Utilities will not execute a PPA at this time given the uncertainty due to the Pulama Lanai notification. On Molokai, proposals were only received from a single community co-op group. After evaluation of these proposals and with concurrence of the independent observer, the Utilities filed a letter on September 9, 2022, proposing to close the Molokai CBRE RFP and to work with the lone bidder to improve certain aspects of its two proposed projects outside of the RFP process for the benefit of the residents of Molokai. Discussions are ongoing.
The Utilities CBRE Phase 2 Rule 29 became effective on March 10, 2022. The Utilities are currently accepting project applications for small CBRE projects less than 250 kW in size. The PUC reserved 45 MW as well as a small amount of unallocated capacity from Phase 1 for small projects in Phase 2 on Oahu, Maui and Hawaii Island. The Utilities have developed a CBRE Portal where Subscriber Organizations can apply for small project capacity and manage subscribers for all CBRE projects in the program. Customers can also use the CBRE Portal to solicit quotes, compare, and subscribe to a project once the Subscriber Organization has added their project to the portal.
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
The Working Group met from April 2022 through October 2022 to discuss the PUC’s objectives and respond to the Phase 2 priority issues. On October 31, 2022, the PUC issued a guidance letter and advised that the Working Group propose a new timeline for the Report. The Utilities and the Consumer Advocate filed a joint letter with a revised timeline on November 10,

2022. On November 21, 2022, the PUC issued an order to suspend the Phase 2 procedural schedule while it reviews the joint letter.
Decoupling. See “Decoupling” in Note 3 of the Consolidated Financial Statements for a discussion of decoupling.
Regulated returns. As part of the PBR Framework’s annual review cycle, the Utilities track their rate-making ROACEs as calculated under the earnings sharing mechanism, which includes only items considered in establishing rates. At year-end, each utility’s rate-making ROACE is compared against its ROACE allowed by the PUC to determine whether earnings sharing has been triggered. The D&O in the PBR proceeding modified the earnings sharing mechanism to a symmetric arrangement. Effective with annual earnings for 2021, the earnings sharing will be triggered for achieved rate-making ROACE outside of a 300 basis points dead band above and below the current authorized rate-making ROACE of 9.5% for each of the Utilities. Earnings sharing credits or recoveries will be included in the biannual report (formally known as annual decoupling filing) to be filed with the PUC in the spring of the following year. Results for 2022, 2021, and 2020 did not trigger the earnings sharing mechanism for the Utilities.
Actual and PUC-allowed returns, as of December 31, 2022, were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Year ended December 31, 2022	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.32	5.76	6.53	8.76	6.44	7.33	9.67	6.87	8.23
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	(0.05)	(1.76)	(0.90)	(0.74)	(3.06)	(2.17)	0.17	(2.63)	(1.27)
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

Results of operations.
2022 vs. 2021

2022	2021	Increase (decrease)		(dollars in millions, except per barrel amounts)
$3,409	$2,540	$869		Revenues. Net increase largely due to:
			$683	higher fuel oil prices and higher kWh generated[1]
			135	higher purchased power energy prices, partially offset by lower kWh purchased and lower PPAC revenue[2]
			37	higher revenue from ARA adjustments, which included the customer dividend delivered to customers
			6	revenue in 2022 related to ownership of and responsibility for the U.S. Army’s electrical distribution system on Oahu starting March 1, 2022
			5	higher other fee revenue
			4	higher MPIR revenue
1,266	644	622		Fuel oil expense.[1] Net increase largely due to higher fuel oil prices and higher kWh generated partially offset by lower penalties for better fuel efficiency due to reset of heat rate
794	670	124		Purchased power expense[1,2]. Increase largely due to higher purchased power energy prices, partially offset by lower kWh purchased and lower AES charges due to its closure on September 1, 2022
498	475	23		Operation and maintenance expense. Net increase largely due to:
			11	more generating facility overhauls and maintenance work performed
			4	expense in 2022 related to ownership of and responsibility for the U.S. Army’s electrical distribution system on Oahu starting March 1, 2022
			4	higher bad debt expense
			3	higher transmission and distribution preventive and corrective maintenance expense
			2	higher outside services for Information and Technology and Services Support, Customer Interconnection/Installation, Demand Response Management System, and Battery Bonus program
			2	increase in workers' compensation reserve
			1	higher property damage and legal reserve for pending claims
			(1)	expense due to decommissioning of combined heat and power unit on Lanai in 2021
			(1)	higher Pearl Harbor environmental reserves in 2021
			(2)	Customer bill forgiveness and assistance in the fourth quarter of 2021
553	470	83		Other expenses. Increase due to higher revenue taxes, coupled with higher depreciation expense in 2022 for plant investments in 2021
299	280	19		Operating income. Increase largely due to higher ARA and MPIR revenue, offset in part by higher operation and maintenance expense and higher depreciation expense
241	224	17		Income before income taxes. Increase largely due to higher operating income and higher AFUDC, partially offset by higher interest expense due to higher rates and borrowings
189	178	11		Net income for common stock. Increase due to higher income before income taxes. See below for effective tax rate explanation
8.2%	8.1%	0.1%		Return on average common equity
$141.49	$80.06	$61.43		Average fuel oil cost per barrel
$8,354	$8,261	$93		Kilowatt-hour sales (millions) [3]
2,511	2,469	42		Number of full-time employees (at December 31)
1The rate schedules of the electric utilities currently contain ECRCs through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.
2The rate schedules of the electric utilities currently contain PPACs through which changes in purchase power expenses (except purchased energy costs) are passed on to customers.

3kWh sales were higher when compared to prior year largely due to continued recovery from impacts of the COVID-19 pandemic. COVID-19 cases have continued to decrease in 2022 and, as a result, most restrictions have been lifted. U.S. visitor arrivals continued to increase above 2021 levels and surpassed pre-pandemic levels, but international arrivals remain lower than pre-pandemic levels. Economic recovery is expected to continue as international visitors return, although uncertainties and downward risks are present due to global economic factors, such as the continued effects of the invasion of Ukraine, high inflation, the risk of a global recession, and surging COVID-19 cases in China.
Hawaiian Electric’s effective tax rate (combined federal and state income tax rates) in 2022 was slightly higher at 21%, compared to 20% at 2021, primarily due to federal research and development tax claims in 2021.
For a discussion of 2020 results, please refer to the “Results of operations” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Electric utility,” in the Company’s 2021 Form 10-K.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of December 31, 2022 amounted to $4.9 billion, of which approximately 24% related to generation PPE, 67% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 8% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission.
Regulatory proceedings.  On December 23, 2020, the PBR D&O was issued, establishing the PBR Framework. The PBR Framework implemented a five-year multi-year rate period (MRP), during which there will be no general rate case applications. In the fourth year of the MRP, the PUC will comprehensively review the PBR Framework to determine if any modifications or revisions are appropriate. See also “Regulatory proceedings” in Note 3 of the Consolidated Financial Statements.
Developments in renewable energy efforts.  Developments in the Utilities’ efforts to further their renewable energy strategy include renewable energy projects discussed in Note 3 of the Consolidated Financial Statements and the following:
New renewable PPAs.
~~•~~On November 16, 2021, Hawaii Electric Light and Hawi Renewable Development, LLC (HRD) entered into an Amended and Restated Power Purchase Agreement (ARPPA). Under the ARPPA, HRD would make modifications to upgrade and repower the existing wind facility to enable it to continue to provide up to 10.56 MW of energy at a cost savings for customers. The ARPPA is delinked from the price of fossil fuel and extends the term of the existing PPA by 20 years following the commercial operations date. On December 17, 2021, Hawaii Electric Light filed an application for approval of the ARPPA, requesting a decision no later than June 15, 2022. On June 17, 2022, HRD notified the Utilities that the lead time for delivery and price of equipment needed for the repowering project had increased such that it would prevent HRD from achieving the required guaranteed commercial operation date. Additionally, HRD informed the Utilities that drastic changes in the market conditions had significantly impacted the financial viability of the project. On June 24, 2022, the Utilities requested that the PUC put the procedural schedule on hold to allow HRD time to re-evaluate its plans and determine what is needed to keep the project financially viable. On January 11, 2023, Hawaii Electric Light and HRD entered into a First Amendment to the ARPPA (First Amendment). The First Amendment includes an extension of the Guaranteed Commercial Operations Date (GCOD) by 26 months to accommodate the delayed delivery of components, and a temporary price increase until HRD recovers its estimated increased costs specified in the First Amendment. On January 27, 2023, Hawaii Electric Light requested the PUC to resume the docket and on February 3, 2023, Hawaii Electric Light and the Consumer Advocate submitted a proposed procedural schedule to accommodate additional steps to review the First Amendment.
•On December 31, 2019, Hawaii Electric Light and Puna Geothermal Ventures entered into an Amended and Restated Power Purchase Agreement (ARPPA). The ARPPA extends the term of the existing PPA by 25 years to 2052, expands the firm capacity of the facility to 46 MW and delinks the pricing for energy delivered from the facility from fossil fuel prices to reduce cost to customers. On March 31, 2021, the PUC suspended the docket pending the completion of a supplemental environmental review under the Hawaii Environmental Policy Act (HEPA). After the Office of Planning and Sustainable Development identified the Planning Department for the County of Hawaii to be the accepting agency and approving authority for any required HEPA review, the PUC lifted the suspension of the docket stating that the docket was ready for decision-making. On March 16, 2022, the PUC issued a D&O, approving the ARPPA, subject to conditions, that include requiring completion of the final environmental review prior to construction. On March 28, 2022, Puna Pono Alliance filed a Motion for Reconsideration seeking reconsideration, modification and/or vacation of the D&O. On June 6, the PUC denied Puna Pono’s Motion for Reconsideration. PGV has notified the Utilities that changes in market conditions have transpired since the terms of the ARPPA were negotiated and has indicated its desire to negotiate an amendment to the ARPPA to mitigate the impacts. The Utilities are in discussions regarding an amendment.

•Under a request for proposal process governed by the PUC and monitored by independent observers, in February 2018, the Utilities issued Stage 1 Renewable RFPs for 220 MW of renewable generation on Oahu, 50 MW of renewable generation on Hawaii Island, and 60 MW of renewable generation on Maui. To date, summarized information for a total of eight PPAs is as follows:

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	4	139.5	139.5/558	7/31/22, 1/11/23, 1/20/23* & 8/31/23	20 & 25	$32.0
Hawaii Electric Light	2	60	60/240	12/2/22* & 4/21/23	25	14.9
Maui Electric	2	75	75/300	4/28/23 & 10/27/23	25	17.6
Total	8	274.5	274.5/1,098			$64.5
* Project delays have resulted in Guaranteed Commercial Operations Date being missed.
The Utilities have received PUC approvals to recover the total projected annual payment of $64.5 million for the eight PPAs through the PPAC to the extent such costs are not included in base rates. To date, the Utilities filed six requests with the PUC for approval of amendments related to previously-approved PPAs for changes in pricing and/or guaranteed commercial operations dates to support completion of the projects while maintaining system reliability. The PUC has approved four amendments and two requests filed in February 2023 are pending PUC approval. On July 31, 2022, the first Stage 1 solar-pus-storage project was placed into service. On January 11, 2023, Waiawa Solar project on Oahu also reached commercial operations. See also “Stage 1 renewable PPAs” in Note 3 of the Consolidated Financial Statements.
•In continuation of their February 2018 request for proposal process, the Utilities issued their Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. Final awards for the renewable projects were made on May 8, 2020. Final awards for the grid services projects were made starting in January 2020. To date, the Utilities had filed 11 PPAs. Additionally, two GSPAs and two applications for commitments of funds for capital expenditures for approval of the utility self-build projects were filed with the PUC. The majority of these projects were approved by the PUC in 2021. On March 23, 2022, the PUC approved one solar-plus-storage project on Oahu for 15 MW of generation and 60 MWh of storage. Of the 11 filed PPAs, five PPAs were declared null and void by the independent power producers and one PPA was mutually terminated. On May 25, 2022, the PUC denied the one Utility Self-Build project on Hawaii Island. In response, the Utilities filed a motion for reconsideration with the PUC. On June 24, 2022 the Utilities filed Supplemental Request informing the PUC that the project might be eligible to receive funds under the federal Infrastructure Investment and Jobs Act (IIJA). On July 27, 2022 the PUC suspended the docket until after such time that the Utilities have received final disposition of its application for funding under the IIJA. The Utilities shall then properly request the PUC to lift the suspension and either issue a decision on the pending Motion, or take further action as appropriate. On February 23, 2023, the PUC lifted the suspension and reopened the docket to begin review of the application. On July 25, 2022, the PUC approved the final solar-plus-storage project on Oahu for 42 MW of generation and 168 MWh of storage. The Utility Self-Build project on Maui is still pending PUC approval. On October 21, 2022, the Utilities filed a letter with the PUC requesting approval of an amendment to increase price and to change the guaranteed commercial operation date of a previously-approved PPA for Stage 2 on Maui. The PUC conditionally approved the amendment on December 2, 2022. On November 17, 2022, an approved Stage 2 project on Oahu declared its PPA null and void; the Utilities filed a notice with the PUC on November 22, 2022. On December 23, 2022, the Utilities and developer of a Stage 2 project on Maui mutually terminated its PPA; the Utilities filed a noticed with the PUC on December 29, 2022.
A summary of the remaining five Stage 2 PPAs, is as follows:

Utilities	Number of contracts		Total photovoltaic size (MW)	BESS Size (MW/MWh)			Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	3		79	79	/	443	5/17/23, 10/30/23 & 4/9/2024	20 & 25	$28.8
Hawaiian Electric	1	*	N/A	185	/	565	12/30/22	20	24.0
Maui Electric	1		40	40	/	160	12/31/2024	25	19.1
Total	5		119	304	/	1,168			$71.9
* See further discussion under “Review of Interconnection Process and Kapolei Energy Storage Power Purchase Agreement” below.

The total projected annual payment of $71.9 million for these PPAs will be recovered through the PPAC to the extent such costs are not included in base rates.
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
•The Utilities’ renewable energy goals depend, in large part, on the success of renewable projects developed and operated by independent power producers. Beginning in 2017, the Utilities embarked on an ambitious procurement effort, selecting multiple solar plus storage efforts to help reach the Utilities renewable portfolio standards goals as well as to assist the Utilities in retiring fossil fuel generation. Several of the recently procured projects have experienced delays as a result of supply chain disruptions caused by impacts from the COVID-19 pandemic, solar product detentions at U.S. ports of entry ordered by the U.S. Customers and Border Protection agency, and unforeseen site conditions which resulted in unanticipated project costs or in some cases the inability to effectively use previously identified project sites. These impacts have resulted in five Stage 2 projects declared null and void by the independent power producers and one Stage 2 project mutually terminating its PPA with the Utilities. Projects have also indicated potential impacts from the investigation launched by the US Department of Commerce on March 28, 2022, in response to a request by Auxin Solar Inc. in regards to solar panel imports. On June 6, 2022, President Biden created a bridge to temporarily facilitate U.S. solar deployers’ ability to source certain imported solar modules and cells free of certain duties for 24 months in order to ensure the U.S. has access to a sufficient supply of solar modules to meet electricity generation needs. The Utilities are in discussions with several project developers regarding requests to increase previously approved prices and extend guaranteed commercial operations date for those projects in order to ensure their viability given the impact of these recent market conditions. The Inflation Reduction Act (IRA) was signed into law on August 16, 2022. The Utilities are working with the developers to determine if the IRA will provide any benefit for the issues currently being seen by projects. Significant project delays or failures of these projects increase the risk of the Utilities not meeting the renewable portfolio standards or other climate related goals, eligibility for performance incentive mechanisms associated with the speed of increasing renewable generation, and the ability to retire fossil fuel units.
Tariffed renewable resources.
•As of December 31, 2022, there were approximately 573 MW, 125 MW and 137 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of December 31, 2022, an estimated 34% of single-family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 20% of the Utilities’ total customers have solar systems.
•The Utilities began accepting energy from feed-in tariff projects in 2011. As of December 31, 2022, there were 43 MW, 2 MW and 6 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
Biofuel sources.
•In July 2018, the PUC approved Hawaiian Electric’s three-year biodiesel supply contract with Pacific Biodiesel Technologies, LLC (PBT) to supply 2 million to 4 million gallons of biodiesel at Hawaiian Electric’s Schofield

Generating Station and the Honolulu International Airport Emergency Power Facility (HIA Facility) and any other generating unit on Oahu, as necessary. The PBT contract became effective on November 1, 2018, and has been extended for one year through December 2022. Hawaiian Electric also has a spot buy contract with PBT to purchase additional quantities of biodiesel at or below the price of diesel. Some purchases of “at parity” biodiesel have been made under the spot purchase contract, which was extended through June 2023. On June 30, 2021, the Utilities issued an RFP for all fuels, including biodiesel, for supply commencing January 1, 2023. The Utilities and PBT signed an agreement on December 13, 2021 for supply of biodiesel on all islands commencing January 1, 2023, which was approved by the PUC on December 1, 2022.
•Hawaiian Electric has a contingency supply contract with REG Marketing & Logistics Group, LLC to also supply biodiesel to any generating unit on Oahu in the event PBT is not able to supply necessary quantities. This contingency contract has been extended to November 2024, and will continue with no volume purchase requirements.
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
•On March 17, 2022, the CBRE LMI RFPs for Oahu, Maui and Hawaii were opened and proposals were received, Seven projects were selected consisting of one standalone PV project on Oahu, three paired PV with storage projects on Maui, and three paired PV with storage projects on Hawaii Island. The Utilities opened the CBRE Tranche 1 RFPs for Oahu, Maui and Hawaii on April 14, 2022 and proposals are currently being evaluated. See “Transition to a decarbonized and sustainable energy future—Community-based renewable energy” for additional information.
•The PUC issued a letter to the Utilities requesting development with a Stage 3 RFP on Hawaii Island on January 21, 2021. In accordance with guidance provided by the PUC in a subsequent letter on April 20, 2021, the Utilities filed the Hawaii Island Grid Needs Assessment on July 15, 2021 and the draft RFP, including model contracts for PV+BESS, wind+BESS, standalone storage, firm renewable generation, and DER aggregators on October 15, 2021. The requirements in the Stage 3 RFP are guided by the results of the Grid Needs Assessment. On March 18, 2022, the Utilities filed a second draft of the Stage 3 RFP for Hawaii Island, incorporating stakeholder and PUC feedback. On May 31, 2022, the Utilities filed its proposed final draft Stage 3 RFP for Hawaii Island. On June 30, 2022, the PUC issued an order approving with modifications the Stage 3 RFP for Hawaii Island and providing guidance on the Oahu and Maui Stage 3 RFPs. On July 11, 2022, the Utilities filed a motion for partial reconsideration and/or clarification of the PUC’s order. On July 20, 2022, the Utilities filed a Request for Extension to file the final Stage 3 RFP for Hawaii Island. On July 28, 2022, the PUC issued an order granting the Utilities’ motion for an enlargement of time to file the final Stage 3 RFP for Hawaii Island. The Utilities’ deadline to file the final Stage 3 RFP for Hawaii Island is 15 days from the filing date of the PUC’s decision on the Utilities’ Motion for Reconsideration. On October 17, 2022, the PUC issued an order in response to the Utilities’ Motion. The final Stage 3 RFP was filed on November 7, 2022 and the RFP was issued on November 21, 2022. Proposals were due by February 24, 2023.
•On February 18, 2022, the PUC sent a letter to the Utilities directing them to develop Stage 3 RFPs for Oahu and Maui. On March 10, 2022, the Utilities submitted its recommendations on plans to develop Stage 3 RFPs for Oahu and Maui, and on May 2, 2022, the Utilities filed draft RFPs for Oahu and Maui. Updated grid needs assessments for Oahu and Maui were filed on July 29, 2022. Thirty-three information requests were issued by the PUC for the near term grid needs assessments supporting the Oahu and Maui Stage 3 RFPs on September 28, 2022. On October 7, 2022, the Utilities requested an extension from October 19, 2022 to November 16, 2022 to respond. On October 17, 2022, the Utilities filed a letter in both the RFP and IGP dockets with updated schedules for the Stage 3 and IGP RFPs and requesting approval to issue the Stage 3 Hawaii RFP by October 31, 2022 and the Stage 3 Maui and Oahu RFPs by November 30, 2022. The October 17, 2022 Order also mandated a 30 day comment period on the grid needs assessments for Oahu and Maui, which started on October 20, 2022. Comments were received on November 21, 2022. The filing of the Utilities’ letter crossed with the filing of the PUC order. As a result of the updated near term grid needs assessments for Oahu and Maui as well as the subsequent withdrawals of one Stage 2 project each on Oahu and Maui, the Stage 3 RFP energy targets were increased. For Oahu, the Utilities are seeking 500 to 700 MW of renewable firm capacity, and at least 965 GWh of renewable dispatchable energy annually. For Maui, the Utilities are procuring at least 40 MW of renewable firm capacity, and at least 425 GWh of renewable dispatchable energy annually. On December 1, 2022, the PUC approved the Stage 3 RFPs for Oahu and Maui with modifications. On December 22,

2022, the final RFPs were filed, and were automatically approved by the PUC on January 17, 2023 and opened for bids on January 20, 2023.
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
Review of Interconnection Process and Kapolei Energy Storage Power Purchase Agreement.

•    In February 2021, the PUC initiated a docket for the purposes of reviewing the status and interconnection progress of various utility-related renewable projects (i.e. Stage 1 and Stage 2 RFP PPAs and CBRE) and the Utilities’ transition plans for the expiration of the AES power purchase agreement, the retirement of the Kahului Power Plant, and other fossil fuel power plant transition plans, as needed. The Utilities filed initial status updates on the project timelines, steps needed for each of the renewable projects to achieve commercial operation and steps the Utilities are taking to address projected extensions of GCODs for renewable projects under development, which are due to a variety of factors, including those outside of the control of the Utilities. The PUC subsequently held status conferences on the Utilities’ updates. In April 2021, the PUC issued an Order directing the Utilities to establish regulatory liabilities for the difference between the on-peak avoided cost and the unit price included in the applications for approval of the renewable project PPAs, effective with the GCOD included in the applications (the earliest GCOD included in the applications is July 2021) or from the date of the Order for CBRE Phase 1 projects. The amount of regulatory liabilities to be recorded in future periods are not determinable at this time and would be affected by a number of factors, including the length of the GCOD extension period, the monthly on-peak avoided cost, as well as the factors described above. The Utilities filed a Motion for Reconsideration of the entire Order, or in the alternative to clarify that at most the PUC is directing the Utilities to track the information and not record the information at this time. The Utilities further requested a Stay of the Order pending resolution of the Motion. The Utilities maintain that extensions of GCODs are allowed under the PUC-approved contracts and that the Order has the unintended consequence of imposing penalties against the Utilities without due process. In May 2021, the PUC issued an order clarifying its Order and directed the Utilities to track costs to consumers caused by the perceived delay of renewable projects, and that the PUC does not intend to, at this time, impose any penalties on the Utilities. The Utilities report the tracked cost on a monthly basis. The full text of the Order, Motion for Reconsideration and request for a Stay of the Order, and clarification Order as well as the tracked costs can be found on the PUC website at dms.puc.hawaii.gov/dms (Docket No. 2021-0024).
•During the 2022 Legislative Session, the Hawaii State Legislature passed Senate Bill 2474 SD 2 HD 1 CD 1, which was signed into law on June 27, 2022 as Act 201. The law requires that the PUC contract with a qualified consultant to conduct a study on the accessibility of Hawaii’s electric system and procedures for interconnection to Hawaii’s electric system, including but not limited to the timeliness and costs of interconnection. The PUC contracted with PA Consulting to conduct the study as well as act as the Independent Engineer for the Stage 3 Request for Proposal procurement. The report was submitted to the PUC on December 28, 2022 and did not find any wrongdoing on the part of the utility. The report made minor recommendations for Hawaiian Electric to review interconnection related tariff/rules and revise, if necessary, to provide technical clarity in terms of interconnection requirements, to establish a database for the purpose of centralizing all information related to all interconnection projects they manage, including their self-build and IPP-built projects, and to develop comparable interconnection cost metrics for self-build and IPP-built projects so that interconnection costs can be directly compared. The PUC stated its intent to address the recommendations that are directed to Hawaiian Electric through various proceedings related to the interconnection process. Hawaiian Electric will be working on these recommendations. The contracted consultant is also planning a second phase of the study, to be completed in 2023, which will include the assessment and recommendation of remaining issues listed in Act 201 that are not covered in Phase 1.
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
Fuel contracts.  The fuel contract entered into in January 2019, by the Utilities and PAR Hawaii Refining, LLC (PAR Hawaii), for the Utilities’ low sulfur fuel oil (LSFO), high sulfur fuel oil (HSFO), No. 2 diesel, and ultra-low sulfur diesel (ULSD) requirements was approved by the PUC, and became effective on April 28, 2019 and terminated on December 31, 2022. This contract was a requirement contract with no minimum purchases. If PAR Hawaii is unable to provide LSFO, HSFO, diesel and/or ULSD the contract allows the Utilities to purchase LSFO, HSFO, diesel and/or ULSD from another supplier.
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
On March 3, 2022, as part of economic sanctions amid the Russia-Ukraine war, Par Hawaii announced that it is suspending all purchases of Russian crude oil, which accounts for at least 25% of Hawaii’s supply. The average fuel oil cost per barrel has increased 77% over prior year. The Utilities are taking additional measure to ensure adequate supply of fuel by entering into a backup fuel supply contract with Vitol Inc. (Vitol) commencing on December 1, 2022 through June 30, 2023 with annual extensions if mutually agreed by both parties. The PUC issued the final decision and order approving the both the PAR fuels contracts and the Vitol backup fuels supply contract on December 1, 2022. The costs incurred under the contract with PAR Hawaii and Vitol are recovered in the Utilities’ respective ECRCs.
Proposed modification to the pension tracking mechanism. On June 9, 2022, the Utilities filed an application with the PUC for approval to modify the pension tracking mechanism. The existing pension tracking mechanisms allows the Utilities to record the difference between actual NPPC and NPPC in rates to regulatory asset or liability. The proposed modification would allow the Utilities to also record to regulatory asset or liability the difference between the actual cash contributions made to the defined contribution plans and the contribution amounts included in rates. The Utilities also proposed in the application the accelerated return of pension tracking regulatory liability to the ratepayers during the current MRP. The PUC issued a D&O on January 13, 2023, denying the Utilities’ proposal to modify the pension tracking mechanism at this time. The PUC clarified that it is open to re-visiting this issue in a comprehensive examination of the pension tracker, with a more holistic review of potential impacts and benefits to the customers. The pension tracker will continue to operate as it has been since each of the Utilities’ last general rate cases. The Utilities are required to file their annual actuarial report showing the NPPC and pension plan’s financial position in their most recent respective rate case dockets.

Liquidity and capital resources.  As of December 31, 2022, Hawaiian Electric had $88 million of commercial paper outstanding, no amount outstanding on its revolving credit facility, and the total amount of available borrowing capacity under the Utilities’ committed line of credit was $200 million.
Hawaiian Electric expects that its liquidity will continue to be moderately impacted at the Utilities due to higher fuel prices and lingering COVID-19 impacts to the local economy. As of December 31, 2022, fuel inventories have increased by $87 million compared to December 31, 2021. Elevated fuel prices billed to customers have also resulted in higher accounts receivable balances, which increased by $101 million, compared to the accounts receivable balances as of December 31, 2021. Higher accounts receivable balances and bad debt expense may result in higher write-offs in the future. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements. However, the Utilities’ liquidity and access to capital remains adequate and is expected to remain adequate. As of December 31, 2022, the total amount of available borrowing capacity (net of commercial paper outstanding) under the Utilities’ committed lines of credit and cash and cash equivalents was approximately $151 million.
The Utilities are continuing the disconnection process on a tiered basis, expanding the targeted balances, which is expected to further reduce delinquent accounts receivable balances and accelerate cash collections.
Hawaiian Electric’s consolidated capital structure was as follows:

December 31	2022		2021
(dollars in millions)
Short-term borrowings, net	$88	2%	$—	—%
Long-term debt, net	1,685	41	1,676	42
Preferred stock	34	1	34	1
Common stock equity	2,344	56	2,262	57
	$4,151	100%	$3,972	100%
Information about Hawaiian Electric’s commercial paper borrowings, borrowings from HEI, and line of credit facility were as follows:

	Year ended December 31, 2022
(in millions)	Average balance	End-of-period balance	December 31, 2021
Short-term borrowings[1]
Commercial paper	$47	$88	$—
Borrowings from HEI	2	—	—
Line of credit draws on revolving credit facility	—	—	—
1The maximum amount of external short-term borrowings by Hawaiian Electric during 2022 was approximately $106 million. At December 31, 2022, Hawaiian Electric had short-term borrowings from Hawaii Electric Light and Maui Electric of $5 million and $22 million, respectively, which intercompany borrowings are eliminated in consolidation.
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
Credit agreement. On February 18, 2022, the PUC approved Hawaiian Electric’s request to extend the term of the $200 million Hawaiian Electric revolving credit facility to May 14, 2026. In addition to extending the term, Hawaiian Electric received PUC approval to exercise its options of two one-year extensions of the commitment termination date and to increase its aggregate revolving commitment amount from $200 million to $275 million, should there be a need. Hawaiian Electric has a $200 million line of credit facility with no amount outstanding at December 31, 2022.

Credit ratings. As of February 13, 2023, the Fitch, Moody’s and S&P ratings of Hawaiian Electric were as follows:

	Fitch	Moody’s	S&P
Long-term issuer default, long-term and issuer credit, respectively	BBB+	Baa1	BBB
Commercial paper	F2	P-2	A-2
Senior unsecured debt/special purpose revenue bonds	A-	Baa1	*
Cumulative preferred stock (selected series)	*	Baa3	*
Outlook	Positive	Stable	Stable
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
On May 24, 2019, the PUC approved the Utilities’ request to issue SPRBs in the amounts of up to $70 million, $2.5 million and $7.5 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, prior to June 30, 2020, to finance the Utilities’ capital improvement programs. Pursuant to this approval, on October 10, 2019, the DBF issued, at par, Series 2019 SPRBs in the aggregate principal amount of $80 million with a maturity of October 1, 2049. As of December 31, 2022, Hawaiian Electric, Hawaii Electric Light and Maui Electric had no undrawn funds.
On June 10, 2019, the Hawaii legislature authorized the issuance of up to $700 million of SPRBs ($400 million for Hawaiian Electric, $150 million for Hawaii Electric Light and $150 million for Maui Electric), with PUC approval, prior to June 30, 2024, to finance the Utilities’ multi-project capital improvement programs (2019 Legislative Authorization).
On February 9, 2021, the PUC approved the Utilities’ request to issue SPRBs (up to $100 million, $35 million and $45 million for Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively) through 2022, with the proceeds to be used to finance the Utilities’ multi-project capital improvement programs. The PUC also approved the use of the expedited approval procedure to request the issuance and sale of the remaining/unused amount of SPRBs authorized by the 2019 Legislative Authorization (i.e., total not to exceed up to $400 million for Hawaiian Electric, up to $150 million for Hawaii Electric Light, and up to $150 million for Maui Electric) during the period January 1, 2023 through June 30, 2024. On January 31, 2023, the PUC approved the Utilities’ requests to issue the remaining unused amounts of the SPRBs during the period January 1, 2023 through June 30, 2024, and the certification and approval of supplemental projects eligible to be financed by the SPRB proceeds.
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
As of December 31, 2022, Hawaiian Electric, Hawaii Electric Light, and Maui Electric had $95 million, $75 million, and $35 million, respectively, of remaining unused taxable debt authorization. See summary table below.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of taxable debt authorized through 2022	$410	$150	$130
Less:
Taxable debt authorized and issued in 2018 under April 2018 Approval	75	15	10
Taxable debt issuance to refinance the 2004 QUIDS in 2019	30	10	10
Taxable debt issuance in May 2020	110	10	40
Taxable debt executed in October 2020, but issued on January 14, 2021	60	30	25
Taxable debt executed in May 2022, but issued on June 15, 2022	40	10	10
Remaining unused authorized amounts that expired December 31, 2022	$95	$75	$35

On December 20, 2022, the Utilities received PUC approval to issue, over a four-year period from January 1, 2023 to December 31, 2026, unsecured obligations bearing taxable interest (Hawaiian Electric up to $230 million, Hawaii Electric Light up to $65 million and Maui Electric up to $105 million), to finance capital expenditures, repay long-term and/or short-term debt used to finance or refinance capital expenditures, and/or to reimburse funds used for payment of capital expenditures. Pursuant to the approval, on January 10, 2023, the Utilities executed through a private placement, $150 million in unsecured senior notes. See Note 6 of the Consolidated Financial Statements. See summary table below for new authorized amounts.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of taxable debt authorized from 2023 through 2026	$230	$65	$105
Less:
Taxable debt executed in January 2023, but issued on February 9, 2023	100	25	25
Remaining authorized amounts	$130	$40	$80
Equity. In October 2018, the Utilities received PUC approval for the supplemental increase to issue and sell additional common stock in the amounts of up to $280 million for Hawaiian Electric and up to $100 million each for Hawaii Electric Light and Maui Electric, with the new total “up to” amounts of $430 million for Hawaiian Electric and $110 million each for Hawaii Electric Light and Maui Electric, and to extend the period authorized by the PUC to issue and sell common stock from December 31, 2021 to December 31, 2022. As of December 31, 2022, Hawaiian Electric, Hawaii Electric Light, and Maui Electric had $208.3 million, $87.7 million, and $60.2 million, respectively, of unused common stock authorization. See summary table below.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of common stock authorized to issue and sell through 2021	$150.0	$10.0	$10.0
Supplemental increase authorized	280.0	100.0	100.0
Total “up to” amounts of common stock authorized to issue and sell through 2022	430.0	110.0	110.0
Less: Common stock authorized and issued from 2017 through 2021	208.6	16.3	46.8
Less: Common stock authorized and issued in 2022	13.1	6.0	3.0
Remaining unused authorized amounts that expired December 31, 2022	$208.3	$87.7	$60.2
On December 20, 2022, the Utilities received PUC approval to issue and sell each utility’s common stock over a four-year period from January 1, 2023 through December 31, 2026 (Hawaiian Electric’s sale/s to HEI of up to $75 million, Hawaii Electric Light sale/s to Hawaiian Electric of up to $25 million, and Maui Electric sale/s to Hawaiian Electric of up to $55 million) and the purchase of Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric from 2023 through December 31, 2026.

Cash flows. The following table reflects the changes in cash flows for the year ended December 31, 2022 compared to the year ended December 31, 2021:

	Years ended December 31
(in thousands)	2022	2021	Change
Net cash provided by operating activities	$327,930	$273,133	$54,797
Net cash used in investing activities	(324,085)	(285,965)	(38,120)
Net cash provided by (used in) financing activities	(19,861)	4,764	(24,625)

Net cash provided by operating activities: The increase in net cash provided by operating activities was primarily driven by lower revenue taxes paid due to timing, and higher cash receipts due to increased disconnection efforts and receipts of payments on installment plans, partially offset by higher cash paid for fuel oil stock due to higher fuel oil prices and higher volume purchased, and increase in customer accounts receivable resulting from increase in fuel prices.
Net cash used in investing activities: The increase in net cash used in investing activities was primarily driven by a increase in capital expenditures related to construction activities.
Net cash provided by financing activities: The decrease in net cash provided by financing activities was driven by lower proceeds from issuance of long-term debts and common stock, and higher dividend payment, partially offset by net increase in short-term borrowing in 2022.
For a discussion of 2020 operating, investing and financing activities, please refer to the “Liquidity and capital resources” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Electric utility,” in the Company’s 2021 Form 10-K.
Material cash requirements. Material cash requirements of the Utilities include O&M expenses, including labor and benefit costs, fuel and purchase power costs, repayment of debt and interest payments, operating lease obligations, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other short-term and long-term material cash requirements. The cash requirements for O&M, fuel and purchase power costs, debt and interest payments, and operating lease obligations are generally funded through the collection of the Utilities’ revenue requirement established in the last rate case and other mechanisms established under the regulatory framework. The cash requirements for capital expenditures are generally funded through retained earnings, the issuance of debt, and contributions of equity from HEI and generally recovered through the Utilities’ revenue requirement or other capital recovery mechanisms over time. The Utilities believe that their ability to generate cash is adequate to maintain sufficient liquidity to fund their material cash requirements. However, the economic impact of higher fuel prices, inflation, higher interest rates, tightening of monetary policy, the ongoing COVID-19 pandemic and geopolitical situations, create significant uncertainty, and the Utilities cannot predict the extent or duration of these conditions, the future effects that it will have on the global, national or local economy, including the impacts on the Utilities’ ability, as well as the cost, to access additional capital, or the future impacts on the Utilities’ financial position, results of operations, and cash flows. See Item 1A. “Risk Factors” in Part I for further discussion of risks and uncertainties.
Forecast capital expenditures. For the five-year period 2023 through 2027, the Utilities forecast approximately $2.2 billion of net capital expenditures, which could change over time based upon external factors such as the timing and scope of environmental regulations and/or unforeseen delays in permitting and timing of PUC decisions. Approximately $1.6 billion is related to replacement and modernization of generation, transmission and distribution assets; approximately $0.3 billion is related to climate-related projects to transition to renewable energy or mitigate climate impacts by increasing the resilience of the system, and approximately $0.3 billion for targeted efforts to improve reliability. Proceeds from the issuance of equity and long-term debt, cash flows from operating activities, temporary increases in short-term borrowings and existing cash and cash equivalents are expected to provide the funds needed for the net capital expenditures, to pay down commercial paper or other short-term borrowings, as well as to fund any unanticipated expenditures not included in the 2023 to 2027 forecast (such as increases in the costs or acceleration of capital projects, or unanticipated capital expenditures that may be required by new environmental laws and regulations).
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

Selected short-term and long-term contractual obligations and commitments.  The following table presents aggregated information about total payments due from the Utilities during the indicated periods under the specified contractual obligations and commitments:

December 31, 2022	Payments due by period
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Short-term borrowings	$88	$—	$—	$—	$88
Long-term debt	$100	$47	$225	$1,320	$1,692
Interest on long-term debt	69	129	120	681	999
Operating and finance leases
PPAs classified as leases	11	22	22	104	159
Other leases	18	27	18	25	88
Open purchase order obligations [1]	178	65	12	—	255
Fuel oil purchase obligations (estimate based on fuel oil price at December 31)	5	9	5	—	19
Purchase power obligations-minimum fixed capacity charges not classified as leases	80	160	160	521	921
Liabilities for uncertain tax positions	—	2	—	—	2
Total (estimated)	$549	$461	$562	$2,651	$4,223
1     Includes contractual obligations and commitments for capital expenditures and expense amounts.
The table above does not include other categories of obligations and commitments, such as deferred taxes, trade payables, amounts that will become payable in future periods under collective bargaining and other employment agreements and employee benefit plans and potential refunds of amounts collected from ratepayers (e.g., under the earnings sharing mechanism). As of December 31, 2022, the fair value of the assets held in trusts to satisfy the obligations of the Utilities’ retirement benefit plans did not exceed the retirement benefit plans’ benefit obligation. Minimum funding requirements for retirement benefit plans have not been included in the table above. See Note 10 of the Consolidated Financial Statements for retirement benefit plan obligations and estimated contributions for 2023.
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
Regulatory liabilities represent amounts collected from customers for costs that are expected to be incurred in the future, or amounts collected in excess of costs incurred that are refundable to customers. Regulatory assets represent incurred costs that have been deferred because their recovery in future customer rates is probable. As of December 31, 2022, the consolidated regulatory liabilities and regulatory assets of the Utilities amounted to $1,056 million and $243 million, respectively, compared to $997 million and $566 million as of December 31, 2021, respectively. Regulatory liabilities and regulatory assets are itemized in Note 3 of the Consolidated Financial Statements. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory environment. Because current rates include the recovery of regulatory assets existing as of the last rate case and rates in effect allow the Utilities to earn a reasonable rate of return, management believes that the recovery of the regulatory assets as of December 31, 2022 is probable. This determination assumes continuation of the current political and regulatory climate in Hawaii and is subject to change in the future.
Management believes that the operations of the Utilities, including the impact of the approved PBR Framework, currently satisfy the criteria for regulatory accounting. If events or circumstances should change so that those criteria are no longer satisfied, the Utilities expect that their regulatory assets, net of regulatory liabilities, would be charged to the statement of income in the period of discontinuance, which may result in a material adverse effect on the Company’s and the Utilities’ results of operations, financial condition and liquidity.
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
    Changes in estimated costs, timing of decommissioning or other assumptions used in the calculation could cause material revision on the recorded liabilities. As of December 31, 2022 and December 31, 2021, the Utilities’ AROs totaled $11.5 million and $11.1 million, respectively.

Bank
Executive overview and strategy.  ASB, headquartered in Honolulu, Hawaii, is a full-service community bank serving both consumer and commercial customers. ASB is one of the largest financial institutions in Hawaii and ended 2022 with assets of $9.5 billion and net income of $80 million, compared to assets of $9.2 billion and net income of $101 million in 2021.

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
The interest rate environment and the quality of ASB’s assets will continue to influence its financial results. ASB has benefited from rising rates in the second half of 2022 as the Federal Reserve Bank raised short-term interest rates to combat inflation, which has been driven by supply chain issues, the reopening of the economy and government stimulus assistance. The Federal Reserve Bank’s efforts to increase short-term rates to combat inflation could result in a recession and would compress ASB’s net interest margin if interest rates reverse and decline to lower levels.
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
Recent Developments. See also Recent developments in HEI’s MD&A.
The Hawaii economy continued to improve in 2022 as travel and other COVID-19 related business restrictions were lifted and as visitor arrivals increased, which have helped drive a growing labor market and tax collections. Domestic visitor arrivals exceeded pre-pandemic levels in 2022 due to pent up demand from leisure travelers. The state and county governments have also lifted all COVID-related travel restrictions for arriving domestic passengers. International visitor arrivals continued to lag significantly behind pre-pandemic levels but have gradually increased as certain Asian countries began loosening travel restrictions. COVID cases caused by the new variants remain relatively stable at low levels along with hospitalization rates.
Consistent with the improvement in the Hawaii economy in 2022, the bank’s performance continued to improve in 2022, Net interest income before provision for credit losses improved to $252.6 million for the year ended December 31, 2022, compared to net interest income before provision for credit losses of 237.2 for the year ended December 31, 2021, The increase in net interest income was primarily due to higher earning asset balances and yields, partly offset by higher other borrowings and higher cost of funds. Net interest margin decreased slightly to 2.89% for the year ended December 31, 2022, compared to 2.91% for the year ended December 31, 2021. The lower net interest margin was primarily driven by higher funding costs partially offset by higher yields on earning assets as strong loan growth outpaced deposit growth and required ASB to use higher costing other borrowings as a funding source for the loan growth. At December 31, 2022, ASB’s funding sources consisted of 92% deposits and 8% other borrowings compared to 99% deposits and 1% other borrowings at December 31, 2021. Lower Paycheck Protection Program (PPP) loan income also contributed to the lower net interest margin 2022 compared to 2021. The increase in interest rates had a positive impact on the yield on earning assets as adjustable rate earning assets repriced up and new loan production interest rates in the fourth quarter of 2022 were higher than their portfolio rates.
In 2022 and into early 2023, the Federal Reserve raised the federal funds rate to a current target range of 4.50%-4.75% as of February 1, 2023, in response to surging inflationary pressures in the economy. The increase in interest rates have benefited ASB’s net interest margin; however, the higher interest rates have also reduced mortgage refinance and purchase activity, negatively impacting mortgage banking income. Additionally, the tight labor market and inflationary pressures have increased compensation and benefit expenses, which have partially offset the benefit of a higher interest rate environment.
ASB experienced strong loan growth in 2022 as total loans increased $784 million or 15% compared to 2021 total loans. There was demand for commercial real estate, home equity line of credit, consumer and commercial market loan products. Residential loan portfolio growth was primarily due to ASB’s decision to portfolio a larger portion of its residential loan production and the portfolio had lower prepayments. The consumer loan portfolio growth also included purchases of solar and sustainable home improvement loans from a third party. The commercial markets loan portfolio growth was partly due to the Bank’s purchase of national syndicated credits.
Deposit growth, which was used to fund loan growth and purchase investment securities, has slowed and required ASB to increase its other borrowings to fund the loan portfolio growth, thereby increasing the Bank’s funding costs and reducing its balance sheet sensitivity. Additional federal funds rate increases may not further increase the Bank’s net interest margin if core deposit growth ceases and funding is replaced with other borrowings.
ASB recorded a provision for credit losses of $2.0 million, compared with a $25.8 million negative provision for credit losses in 2021. The provision for credit losses in 2022 was for growth in the loan portfolio and also reflected the release of loss reserves for improving credit trends. The negative provision for credit losses in 2021 was due to an improving economy and credit quality as the state of Hawaii was recovering from the economic impact of the 2020 COVID-19 pandemic year. The provision for credit losses in future quarters will be dependent on future economic conditions and changes to borrower credit quality at that time.
For the year ended December 31, 2022, the investment securities portfolio balance decreased approximately S415 million, or 13%, as slowing deposit growth resulted in lower excess liquidity and the need for other sources to fund the strong loan growth. Investment securities portfolio repayments were used as funding source for the loan growth and investment security purchases were reduced. In addition, the rise in interest rates caused higher unrealized losses in the available-for-sale investment securities portfolio which reduced the investment portfolio balance.
In response to COVID-19, ASB made short-term loan modifications to borrowers who were generally payment current at the time of relief. As of December 31, 2022, no loans remained in their active deferral period. Approximately $1.9 million of loans were not able to resume their contractual payments and were considered delinquent as of December 31, 2022.
Since 2020 through 2022, ASB reduced its branch network from 49 branches to 38 branches as it focuses on optimizing its branch network. In addition to a new digital branch, ASB had converted three existing branches to digital branches, which provide digital solutions such as full-service ATMs and access to expert bankers through videoconferencing tools while allowing the Bank to have a more efficient physical footprint. In 2022 $1.6 million in branch termination costs were offset by $1.8 million gain on sale of real estate for closed branches. The reduction in ASB’s branch network should not have a significant impact to the bank’s customers as there are other branches nearby and other channels such as online and mobile banking. ASB continues to evaluate its branch network to determine whether further changes may be appropriate given its customers’ use of other banking channels.
The CARES Act was signed into law on March 27, 2020. The CARES Act provided over $2 trillion in economic assistance for American workers, families, and small businesses, and job preservation for American industries. The PPP was established under the CARES Act and implemented by the United States Small Business Administration (SBA) to provide a direct incentive for small businesses to keep their workers on the payroll as a result of the COVID-19 crisis. ASB worked with a number of small businesses, both customers and non-customers, to complete the loan application forms so that these businesses could participate in the program. During the first round of PPP, the Bank secured more than $370 million in PPP loans for approximately 4,100 small businesses that supported over 40,000 jobs, ASB received processing fees totaling approximately $13 million and started recognizing these fees over the life of the loans. During the second round of PPP, ASB secured more than $175 million for approximately 2,200 small businesses that supported more than 20,000 jobs; ASB received processing fees of approximately $9 million. The Bank’s ASB CARES loan program continued to paydown and most of the fees from the program have been recognized as of December 31, 2022. The remaining PPP loans outstanding as of December 31, 2022 was $5 million.
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
ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

Results of operations.
•2022 vs. 2021

(in millions)	2022	2021	Increase (decrease)	Primary reason(s)
Interest income	$266	$242	$24	Higher average earning asset balances and yields.
				Average loan portfolio balances increased $217 million - residential, commercial real estate and home equity lines of credit loan portfolio average balances increased $164 million, $137 million and $33 million, respectively, primarily due to increased demand for these loan products. Average residential loan portfolio growth was also the result of ASB’s decision to portfolio a larger portion of the residential loan production rather than sell them on the secondary market. Average consumer loans portfolio balance increased $26 million primarily due to purchases of solar and sustainable home improvement loans. Average commercial loans portfolio balances decreased $146 million due to repayments in the ASB Cares loan portfolio, which was the Bank’s PPP loan product.
				Average loan portfolio yields 2 basis points higher - loan yields benefited from the rising interest rate environment. Current new loan production yields are now higher than the portfolio yields.
				Average investment securities portfolio balance increased $394 million - excess liquidity from strong deposit growth was invested in agency securities.
				Average investment securities portfolio yield 24 basis points higher - investment security purchase yields benefited from lower premium amortization as the rising interest rate environment slowed prepayment rates.
Noninterest income	57	65	(8)	Lower mortgage banking income and lower bank owned life insurance income were partly offset by higher customer fee income and higher gain on sale of real estate.
				Lower mortgage banking income - lower residential loan sales volume primarily due to lower demand for residential loans and ASB’s decision to portfolio a larger portion of its residential loan production in 2022. Loan sale profit margins were also lower in 2022 compared to 2021.
				Lower bank-owned life insurance income - lower returns from insurance policies in 2022 and 2021 bank-owned life insurance income included higher proceeds from life insurance policies.
				Higher customer fee income - higher fee income due to increased activity in customer accounts and higher fee income from investment and insurance services.
				Higher gain on sale of real estate - two closed branch properties were sold in 2022 with no similar sales in 2021.
Less: gain on sale of real estate	(2)	—	(2)	Gain on sale of real estate, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 4 of the Consolidated Financial Statements, is included in Bank expenses in the consolidated statements of income, and accordingly, is reflected in operating expenses below as a separate line item and excluded from Revenues.
Less: gain on sale of investment securities, net	—	(1)	1	Gain on sale of investment securities, net, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 4 of the Consolidated Financial Statements, is classified as gain on sale of investment securities, net in the consolidated statements of income, and accordingly, is reflected below following operating income as a separate line item and excluded from Revenues.
Revenues	321	306	15	The increase in revenues was primarily due to higher interest income partly offset by lower noninterest income.
Interest expense	13	5	8	Higher interest expense on deposits and other borrowings.
				Higher interest expense on deposits - higher deposit yields due to the rising interest rate environment, which increased the yield on interest bearing deposits.
				Average core deposit balances increased $444 million; average term certificate balances decreased $13 million.
				Average deposit yields increased from 6 basis points to 9 basis points.

(in millions)	2022	2021	Increase (decrease)	Primary reason(s)
				Higher interest expense on other borrowings - primarily due to higher other borrowing balances and yields.
				Average FHLB advance balances increased $121 million as wholesale borrowings were used to fund the strong loan growth. The average yield on FHLB advances increased 318 basis points due to the rising interest rate environment.
				Average repurchase agreements balances increased $39 million and the average yield increased 97 basis points.
Provision for credit losses	2	(26)	28	Increase in provision for credit losses was primarily due to a negative provision for credit losses being recorded in 2021.
				2022 provision for credit losses was primarily due to additional credit loss reserves for growth in the loan portfolio as ASB’s loan portfolio grew $784 million during 2022.
				Improvements in the credit trends for the commercial real estate, commercial markets, residential and consumer loan portfolios enabled ASB to release reserves in those loan portfolios to partially offset the additional reserves for loan portfolio growth.
				2021 negative provision for credit losses reflected favorable credit trends with continued improvement in the economic environment as the economy recovered from the effects of the COVID-19 pandemic.
				Negative provision for credit losses was also due to a shift in loan portfolio mix - a decrease in personal unsecured loan portfolio balances, which had higher credit loss rates replaced with higher residential and commercial real estate loan portfolio balances with lower credit loss rates. The personal unsecured loan portfolio also experienced improved net charge-off trends.
				Delinquency rates have decreased - from 0.33% at December 31, 2021 to 0.23% at December 31, 2022 due to lower residential 1-4 family loan delinquencies.
				Net charge-offs to average loans have decreased - from 0.07% at December 31, 2021 to 0.03% at December 31, 2022 due to lower personal unsecured loan portfolio net charge-offs.
Noninterest expense	205	197	8	Higher occupancy and higher other expenses.
				Compensation and benefit expenses - increase in base compensation, higher incentive compensation payout for commission based employees and higher performance-based compensation were offset by the fair value adjustment related to the deferred compensation plan in 2022 and the separation agreement for an executive officer that was paid in 2021 with no similar payment in 2022.
				Higher occupancy expenses - primarily due to the write-off of remaining leases for closed branches.
				Higher other expenses - 2021 expenses included a one-time credit adjustment for a change in accounting for the ASB retirement plan with no similar adjustment in 2022.
Gain on sale of real estate	(2)	—	(2)
Expenses	218	176	42	The increase in expenses was primarily due to higher provision for credit losses, higher interest expense and an increase in noninterest expenses.
Operating income	103	130	(27)	Higher provision for credit losses, higher interest expense, higher noninterest expenses and lower noninterest income, partly offset by higher interest income.
Gain on sale of investment securities, net	—	1	(1)
Net income	$80	$101	$(21)	The decrease in net income was the result of lower operating income partly offset by lower income tax expense and lower gain on sale of investment securities.
Return on average equity[1]	14.1%	13.8%	0.3%
1     Calculated using the average daily balance.

For a discussion of 2020 results, please refer to the “Results of operations” section in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Bank,” in the Company’s 2021 Form 10-K.
See Note 4 of the Consolidated Financial Statements for further information about ASB.
Average balance sheet and net interest margin.  The following table provides a summary of average balances, including major categories of interest-earning assets and interest-bearing liabilities:

	2022			2021			2020
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$59,277	$500	0.84	$69,930	$93	0.13	$153,879	$241	0.16
FHLB stock	15,465	702	4.54	10,298	327	3.17	9,481	306	3.23
Investment securities
Taxable	3,171,771	55,529	1.75	2,792,255	42,114	1.51	1,554,812	29,213	1.88
Non-taxable	69,099	1,662	2.40	54,646	1,177	2.15	32,080	974	3.04
Total investment securities	3,240,870	57,191	1.76	2,846,901	43,291	1.52	1,586,892	30,187	1.90
Loans
Residential 1-4 family	2,353,764	83,016	3.53	2,189,680	78,672	3.59	2,180,013	85,769	3.93
Commercial real estate	1,294,777	49,152	3.80	1,157,987	38,255	3.30	954,836	34,596	3.62
Home equity line of credit	918,563	28,506	3.10	885,759	27,669	3.12	1,060,444	33,731	3.18
Residential land	21,442	1,309	6.10	18,227	924	5.07	13,799	754	5.46
Commercial	710,658	29,295	4.12	856,226	36,178	4.23	935,663	31,642	3.38
Consumer	161,722	16,898	10.45	135,609	17,284	12.75	215,994	27,728	12.84
Total loans [1,2]	5,460,926	208,176	3.81	5,243,488	198,982	3.79	5,360,749	214,220	4.00
Total interest-earning assets [3]	8,776,538	266,569	3.04	8,170,617	242,693	2.97	7,111,001	244,954	3.44
Allowance for credit losses	(70,071)			(86,691)			(81,193)
Noninterest-earning assets	567,106			742,174			762,746
Total Assets	$9,273,573			$8,826,100			$7,792,554
Liabilities and Shareholder’s Equity:
Savings	$3,275,089	860	0.03	$3,069,615	802	0.03	$2,620,311	1,774	0.07
Interest-bearing checking	1,345,627	765	0.06	1,237,969	242	0.02	1,106,563	471	0.04
Money market	208,015	330	0.16	192,044	132	0.07	161,084	465	0.29
Time certificates	470,189	5,372	1.14	483,353	3,805	0.79	664,578	7,944	1.20
Total interest-bearing deposits	5,298,920	7,327	0.14	4,982,981	4,981	0.10	4,552,536	10,654	0.23
Advances from Federal Home Loan Bank	136,630	4,716	3.45	15,319	42	0.27	21,490	146	0.68
Securities sold under agreements to repurchase and federal funds purchased	127,170	1,258	0.99	88,405	17	0.02	76,360	314	0.41
Total interest-bearing liabilities	5,562,720	13,301	0.24	5,086,705	5,040	0.10	4,650,386	11,114	0.24
Noninterest bearing liabilities:
Deposits	2,948,679			2,833,886			2,276,722
Other	193,942			169,967			155,589
Shareholder’s equity	568,232			735,542			709,857
Total Liabilities and Shareholder’s Equity	$9,273,573			$8,826,100			$7,792,554
Net interest income		$253,268			$237,653			$233,840
Net interest margin (%)[4]			2.89			2.91			3.29
1Includes loans held for sale, at lower of cost or fair value, of $4.0 million, $23.0 million and $20.5 million as of December 31, 2022, 2021 and 2020, respectively.
2Includes recognition of net deferred loan fees of $5.3 million, $14.3 million and $4.9 million for 2022, 2021 and 2020 respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.
3For 2022, 2021 and 2020, the taxable-equivalent basis adjustments made to the table above were not material.
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

	2022 vs. 2021			2021 vs. 2020
(in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income
Interest-earning deposits	$423	$(16)	$407	$(38)	$(110)	$(148)
FHLB stock	174	201	375	(6)	27	21
Investment securities
Taxable	7,260	6,155	13,415	(6,655)	19,556	12,901
Non-taxable	148	337	485	(343)	546	203
Total investment securities	7,408	6,492	13,900	(6,998)	20,102	13,104
Loans
Residential 1-4 family	(1,357)	5,701	4,344	(7,473)	376	(7,097)
Commercial real estate	6,123	4,774	10,897	(3,243)	6,902	3,659
Home equity line of credit	(178)	1,015	837	(623)	(5,439)	(6,062)
Residential land	207	178	385	(57)	227	170
Commercial	13,111	(19,994)	(6,883)	7,118	(2,582)	4,536
Consumer	435	(821)	(386)	(193)	(10,251)	(10,444)
Total loans	18,341	(9,147)	9,194	(4,471)	(10,767)	(15,238)
Total increase (decrease) in interest income	26,346	(2,470)	23,876	(11,513)	9,252	(2,261)
Interest expense
Savings	—	(58)	(58)	1,234	(262)	972
Interest-bearing checking	(501)	(22)	(523)	271	(42)	229
Money market	(186)	(12)	(198)	409	(76)	333
Time certificates	(1,672)	105	(1,567)	2,302	1,837	4,139
Advances from Federal Home Loan Bank	(2,793)	(1,881)	(4,674)	70	34	104
Securities sold under agreements to repurchase and federal funds purchased	(1,230)	(11)	(1,241)	339	(42)	297
Total decrease (increase) in interest expense	(6,382)	(1,879)	(8,261)	4,625	1,449	6,074
Increase (decrease) in net interest income	$19,964	$(4,349)	$15,615	$(6,888)	$10,701	$3,813
Earning assets, costing liabilities, contingencies and other factors.  Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on costing liabilities. The interest rate environment has been impacted by disruptions in the financial markets over a period of several years. In 2022, the Federal Open Market Committee increased its federal funds rate target range to 4.25% - 4.50% throughout the year to combat signs of inflation. ASB’s net interest income and net interest margin has started to increase but still remains at lower levels. A return to the recent low interest rate environment may negatively impact ASB’s net interest income and net interest margin.
Loans and mortgage-backed securities are ASB’s primary earning assets.
Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. See “Loans” in Note 4 of the Consolidated Financial Statements for a composition of ASB’s loan portfolio.
The increase in the loan portfolio balance in 2022 was primarily due to growth in residential, commercial real estate, home equity line of credit and consumer loan portfolios. The growth in the residential loan portfolio was due to ASB’s decision to portfolio a larger portion of the residential mortgage loan production and reduce the amount of residential loans sold in the secondary market. Higher interest rates also slowed refinance activity and prepayments in the residential mortgage loan portfolio. The growth in the commercial real estate, home equity line of credit and consumer loan portfolios was due to increased demand for these loan products. The decrease in the commercial loan portfolio was due to the continued paydown of the PPP loans which decreased from $69 million at December 31, 2021 to $5 million at December 31, 2022.
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
The following table summarizes loans held for investment based upon contractually scheduled principal payments allocated to the indicated maturity categories:

December 31	2022
Due	In 1 year or less	After 1 year through 5 years	After 5 years through 15 years	After 15 years	Total
(in millions)
Residential 1-4 family – Fixed	$75	$314	$822	$1,049	$2,260
Residential 1-4 family – Adjustable	14	53	128	24	219
Total residential 1-4 family	89	367	950	1,073	2,479
Commercial real estate – Fixed	92	208	525	1	826
Commercial real estate – Adjustable	94	247	191	—	532
Total commercial real estate	186	455	716	1	1,358
Home equity line of credit– Fixed	30	112	232	25	399
Home equity line of credit – Adjustable	3	13	136	452	604
Total home equity line of credit	33	125	368	477	1,003
Residential land– Fixed	4	17	—	—	21
Residential land – Adjustable	—	—	—	—	—
Total residential land	4	17	—	—	21
Commercial construction – Fixed	24	6	—	1	31
Commercial construction – Adjustable	7	8	—	42	57
Total commercial construction	31	14	—	43	88
Residential construction – Fixed	21	—	—	—	21
Residential construction – Adjustable	—	—	—	—	—
Total residential construction	21	—	—	—	21
Commercial – Fixed	75	187	50	1	313
Commercial – Adjustable	90	362	15	—	467
Total commercial	165	549	65	1	780
Consumer – Fixed	45	87	10	101	243
Consumer – Adjustable	3	8	1	—	12
Total consumer	48	95	11	101	255
Total loans – Fixed	366	931	1,639	1,178	4,114
Total loans – Adjustable	211	691	471	518	1,891
Total loans	$577	$1,622	$2,110	$1,696	$6,005
Home equity lines of credit. The HELOC portfolio makes up 17% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable-rate term loan with a 20-year amortization period. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed-rate loan with level principal and interest payments. As of December 31, 2022, approximately 39% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. A HELOC loan is typically in a subordinate lien position to a borrower’s first mortgage loan, however, approximately 56% of ASB’s HELOC loan portfolio is in a first lien position.
Loan portfolio risk elements.  When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. If delinquencies are not cured promptly, ASB normally commences a collection action, including foreclosure proceedings in the case of real estate secured loans. In a foreclosure action, the property collateralizing the delinquent debt is sold at a public auction in which ASB may participate as a bidder to protect its interest. If ASB is the successful bidder, the property is classified as real estate owned until it is sold. As of December 31, 2022 and 2021, ASB had $115,000 and nil, respectively, of real estate acquired in settlement of loans.
In addition to delinquent loans, other significant lending risk elements include: (1) loans which accrue interest and are 90 days or more past due as to principal or interest, (2) loans accounted for on a nonaccrual basis (nonaccrual loans), and (3) loans on which various concessions are made with respect to interest rate, maturity, or other terms due to the inability of the borrower to service the obligation under the original terms of the agreement (troubled debt restructured loans). ASB loans that were 90 days or more past due on which interest was being accrued as of December 31, 2022 and 2021 were immaterial or nil. The following table sets forth certain information with respect to nonaccrual loans:

December 31	2022	2021
(dollars in thousands)
Real estate:
Residential 1-4 family	$7,179	$19,748
Commercial real estate	—	15,325
Home equity line of credit	5,096	5,521
Residential land	420	397
Commercial construction	—	—
Residential construction	—	—
Total real estate	12,695	40,991
Commercial	2,183	2,138
Consumer	1,588	1,845
Total nonaccrual loans	$16,466	$44,974
Loans receivable, net	$5,978,906	$5,211,114
Allowance for credit losses	$72,216	$71,130
Nonaccrual loans to loans receivable, net	0.28%	0.86%
Allowance for credit losses to nonaccrual loans	4.39x	1.58x
In 2022, nonaccrual loans decreased $28.5 million primarily due to decreases in commercial real estate and residential 1-4 family nonaccrual loans of $15.3 million and $12.6 million, respectively. The decrease in commercial real estate nonaccrual loans was due to the reclassification of one commercial real estate loan to accrual status. The decrease in the residential nonaccrual loans was due to the reclassification of residential loans to accrual status based on payment performance.
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
During 2022, ASB recorded a provision for credit losses related to the allowance for credit losses of $2.0 million primarily due to loan loss reserves for growth in the loan portfolio partly offset by the release loss reserves for improved credit trends.

ASB maintains a reserve for credit losses that consists of two components, the allowance for credit losses and an allowance for loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in provision for credit losses. With the adoption of ASU 2016-13, ASB added $1.6 million to the reserve for unfunded loan commitments on January 1, 2020. For 2022, ASB recorded a negative provision for credit losses for unfunded commitments of $0.5 million compared to a provision for credit losses for unfunded commitments of $0.6 million for 2021. As of December 31, 2022 and December 31, 2021, the reserve for unfunded loan commitments was $4.4 million and $4.9 million, respectively.
The following table sets forth the allocation of ASB’s allowance for credit losses and the percentage of loans in each category to total loans:

December 31	2022			2021
(dollars in thousands)	Allowance balance	Allowance to loan receivable %	Loan receivable % of total	Allowance balance	Allowance to loan receivable %	Loan receivable % of total
Real estate:
Residential 1-4 family	$6,270	0.25	41.3	$6,545	0.28	44.0
Commercial real estate	21,898	1.62	22.6	24,696	2.34	20.3
Home equity line of credit	6,125	0.61	16.7	5,657	0.68	16.0
Residential land	717	3.48	0.3	646	3.25	0.4
Commercial construction	1,195	1.36	1.5	2,186	2.40	1.7
Residential construction	46	0.22	0.4	18	0.16	0.2
Total real estate	36,251	0.73	82.8	39,748	0.92	82.6
Commercial	12,426	1.60	13.0	15,798	1.99	15.2
Consumer	23,539	9.92	4.2	15,584	13.67	2.2
Total allowance for credit losses	$72,216	1.21	100.0	$71,130	1.36	100.0
In 2022, ASB’s allowance for credit losses increased by $1.1 million primarily due to increases in the loan loss reserves for the consumer and home equity line of credit loan portfolios as a result of growth in those loan portfolios. The decreases in the allowance for credit losses for the commercial, commercial real estate and residential loan portfolios were primarily due to the release of reserves in those loan portfolios as a result of improved credit trends. Total delinquencies of $13.9 million at December 31, 2022 was a decrease of $3.3 million compared to total delinquencies of $17.2 million at December 31, 2021 primarily due to a decrease in residential loan delinquencies, partly offset by increases in consumer and home equity line of credit loan portfolio delinquencies. The ratio of delinquent loans to total loans decreased from 0.33% of total outstanding loans at December 31, 2021 to 0.23% of total outstanding loans at December 31, 2022. Net charge-offs for 2022 were $1.4 million, a decrease of $2.2 million compared to $3.6 million in 2021 primarily due to a decrease in consumer loan portfolio net charge-offs.
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
Investment securities.  Currently, ASB’s investment portfolio consists of U.S. Treasury and federal agency obligations, mortgage-backed securities, corporate bonds and mortgage revenue bonds. ASB owns mortgage-backed securities issued or guaranteed by the U.S. government agencies or sponsored agencies, including the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), Government National Mortgage Association (GNMA) and Small Business Administration (SBA). The weighted-average yield on investments during 2022, 2021 and 2020 was 1.76%, 1.52% and 1.90%, respectively. ASB did not maintain a portfolio of securities held for trading during 2022 and 2021.
As of December 31, 2022 and 2021, ASB had $1.3 billion and $522.3 million, respectively, of investment securities that were purchased and classified as held-to-maturity. In October 2022, ASB transferred 66 available-for-sale investment securities with a fair value of $755 million to the held-to-maturity category. The investment securities were classified as held-to-maturity to enhance ASB’s capital management in a rising rate environment. ASB considers the held-to-maturity classification of these investment securities to be appropriate as ASB has the positive intent and ability to hold these securities to maturity.
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
The net unrealized gains and losses on ASB’s investment securities were primarily caused by movements in interest rates. All contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Based upon ASB’s evaluation at December 31, 2022 and 2021, there was no indicated impairment as ASB expects to collect the contractual cash flows for these investments. See “Investment securities” in Note 1 of the Consolidated Financial Statements for a discussion of securities impairment assessment.
As of December 31, 2022 and 2021, ASB did not have any private-issue mortgage-backed securities. ASB does not have any exposure to securities backed by subprime mortgages. See “Investment securities” in Note 4 of the Consolidated Financial Statements for a discussion of the allowance for credit losses for the investment securities portfolio.
The following table summarizes the current amortized cost of ASB’s investment portfolio (excluding stock of the FHLB of Des Moines, which has no contractual maturity) and weighted average yields as of December 31, 2022. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

(dollars in millions)	In 1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Mortgage-backed securities	Total[1]
U.S. Treasury and federal agency obligations	$1	$62	$85	$—	$—	$148
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	—	—	—	—	2,723	2,723
Corporate bonds	—	44	—	—	—	44
Mortgage revenue bonds[1]	—	—	15	—	—	15
	$1	$106	$100	$—	$2,723	$2,930
Weighted average yield	1.64%	2.17%	1.91%	—%	1.72%	1.74%
1     Weighted average yield on the mortgage revenue bonds is computed on a tax equivalent basis using a federal statutory tax rate of 21%.

    Stock in FHLB. As of December 31, 2022 and 2021, ASB’s stock in FHLB of Des Moines was $26.6 million and $10.0 million, respectively, was carried at cost because it can only be redeemed at par. The amount that ASB is required to invest in FHLB stock is determined by FHLB requirements. In 2022, 2021 and 2020, ASB received cash dividends of $702,000, $327,000 and $306,000, respectively, on its FHLB Stock.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. In 2022, deposits decreased by $2.5 million as an outflow of core deposits was replaced with time certificates. Core deposit retention and sustained growth will remain challenging in the current rising interest rate environment. Advances from the FHLB of Des Moines, securities sold under agreements to repurchase and federal funds purchased continue to be additional sources of funds. As of December 31, 2022, ASB’s costing liabilities consisted of 92% deposits and 8% borrowings compared to costing liabilities of 99% deposits and 1% borrowings as of December 31, 2021.
ASB’s deposits are obtained primarily from residents of Hawaii. Net deposit inflow or outflow, measured as the year-over-year difference in year-end deposits, was an outflow of $2.5 million in 2022, compared to an inflow of $785 million in 2021.
The following table presents the amount of time certificates of deposit of $250,000 or more, segregated by time remaining until maturity:

(in thousands)	Amount
Three months or less	$176,859
Greater than three months through six months	149,081
Greater than six months through twelve months	9,465
Greater than twelve months	11,518
$346,923
As of December 31, 2022 and 2021, ASB had approximately $1.2 billion and $1.4 billion, respectively, of deposits that were uninsured.

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
The increase in other borrowings in 2022 was due to increases in FHLB advances and business retail repurchase agreements, which were sources of funding for the loan portfolio growth as deposit growth slowed in 2022. The decrease in other borrowings in 2021 was due to a decrease in business repurchase agreements.
As of December 31, 2022, the unused borrowing capacity with the FHLB of Des Moines was $1.6 billion. The FHLB of Des Moines continues to be an important source of liquidity for ASB. See “Liquidity and capital resources” below for changes in the unused borrowing capacity with the FHLB of Des Moines.
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
As of December 31, 2022, ASB had an unrealized loss, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in accumulated other comprehensive income (AOCI) of $181.9 million compared to an unrealized loss, net of taxes, of $32.0 million as of December 31, 2021. See “Quantitative and Qualitative Disclosures About Market Risk.”
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
With Tier 1 leverage, common equity, Tier 1 capital and total capital ratios of 7.8%, 12.2%, 12.2% and 13.1%, respectively as of December 31, 2022, ASB’s regulatory capital ratios exceeded the minimum regulatory capital requirements of 4.0%, 4.5%, 6.0% and 8.0%, respectively. See Bank - Regulation in HEI’s “Item 1. Business” for a description of the changes to the community bank leverage ratio framework.

Liquidity and capital resources.

December 31	2022	% change	2021	% change
(dollars in millions)
Total assets	$9,546	4	$9,182	9
Investment securities	2,681	(13)	3,097	41
Loans held for investment, net	5,907	15	5,140	(2)
Deposit liabilities	8,170	—	8,172	11
Other bank borrowings	695	687	88	(2)
As of December 31, 2022, ASB was one of Hawaii’s largest financial institutions based on assets of $9.5 billion and deposits of $8.2 billion.
ASB’s principal sources of liquidity are customer deposits, other borrowings and the maturity and repayment of portfolio loans and securities. The Bank’s liquidity remains at satisfactory levels as deposits decreased slightly. ASB used investment security portfolio repayments and other borrowings to fund its strong loan production. ASB’s deposits as of December 31, 2022 were $3 million lower than December 31, 2021. ASB’s sources of borrowings include advances from the FHLB and securities sold under agreements to repurchase from broker/dealers and commercial account holders. As of December 31, 2022, ASB had $414 million of FHLB borrowings outstanding. ASB is approved to borrow from the FHLB up to 45% of ASB’s assets to the extent it provides qualifying collateral and holds sufficient FHLB stock. As of December 31, 2022, ASB’s unused FHLB borrowing capacity was approximately $1.6 billion.
As of December 31, 2022, securities sold under agreements to repurchase totaled $281 million, representing 2.9% of assets.
As of December 31, 2022, ASB had commitments to borrowers for loans and unused lines and letters of credit of $2.1 billion, of which, commitments to lend to borrowers whose loan terms have been modified in troubled debt restructurings were nil. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
As of December 31, 2022 and 2021, ASB had $16.5 million and $45.0 million of loans on nonaccrual status, respectively, or 0.3% and 0.9%, respectively, of net loans outstanding. As of December 31, 2022 and 2021, ASB had $0.1 million and nil, respectively, of real estate acquired in settlement of loans.
In 2022, operating activities provided cash of $121 million. Net cash of $778 million was used by investing activities primarily due to a net increase in loans receivable of $661 million, purchases of available-for-sale investment securities of $366 million, purchases of loans held for investment of $103 million, net purchases of stock from the FHLB of $17 million, purchases of bank-owned life insurance of $5 million and additions to premises and equipment of $5 million, partly offset by receipt of repayments from available-for-sale investment securities of $342 million, repayments from held-to-maturity investment securities of $29 million, proceeds from the sale of real estate of $4 million, proceeds from the redemption of bank-owned life insurance of $2 million and proceeds from the sale of premises and equipment of $1 million. Financing activities provided net cash of $562 million primarily due to a net increase in short-term borrowings of $414 million and a net increase in repurchase agreements of $193 million, partly offset by a net decrease in deposit liabilities of $3 million and common stock dividends to HEI (through ASB Hawaii) of $42 million.
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2022, ASB was well-capitalized (see Note 4 of the Consolidated Financial Statements for ASB’s capital ratios).
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
HEI and Hawaiian Electric (in the case of Hawaiian Electric, only the information related to Hawaiian Electric and its subsidiaries is applicable):
The Company manages various market risks in the ordinary course of business, including credit risk and liquidity risk. The Company believes the electric utility and the “other” segment’s exposures to these two risks were not material as of December 31, 2022.
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
The Utilities are exposed to some commodity price risk primarily related to their fuel supply and IPP contracts. The Utilities’ commodity price risk is substantially mitigated so long as they have their current ECRCs in their rate schedules, but have limited exposure through the fuel cost risk sharing mechanism, which apportions 2% of the fuel cost risk to the utilities

(and 98% to ratepayers) and has a maximum exposure (or benefit) of $3.7 million. The Utilities currently have no hedges against its commodity price risk.
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

ASB’s interest-rate risk sensitivity measures as of December 31, 2022 and 2021 constitute “forward-looking statements” and were as follows:

	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
Change in interest rates (basis points)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
+300	(0.1)%	5.6%	5.1%	15.5%
+200	0.0	4.0	3.8	11.7
+100	0.0	2.3	2.1	7.0
-100	(0.3)	(2.5)	(3.4)	(12.6)

ASB’s NII sensitivity profile became neutral as of December 31, 2022 compared to December 31, 2021, primarily driven by the shift in liability mix and the increase in market rates. The bank’s liability mix shifted with increased short-term borrowings due to temporary funding needs, driving lower NII sensitivity. In addition, the significant increase in market rates lowered prepayment expectations in the bank’s fixed-rate mortgage and mortgage-backed investment portfolios, further reducing asset sensitivity.

EVE sensitivity decreased as of December 31, 2022 compared to December 31, 2021 as the duration of liabilities shortened while the duration of assets lengthened. The bank’s liability mix shifted with increased short-term borrowings due to temporary funding needs, shortening the duration of liabilities and decreasing EVE sensitivity. In addition, the significant increase in market rates led to lower prepayment expectations and lengthened the duration of the fixed-rate mortgage and mortgage-backed investment portfolios, further reducing asset sensitivity.

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

Other than bank interest rate risk
The Company’s general policy is to manage “other than bank” interest rate risk through use of a combination of short-term debt, long-term debt and preferred securities. As of December 31, 2022, the Company was exposed to “other than bank” interest rate risk because of its periodic borrowing requirements, the impact of interest rates on the discount rate and the market value of plan assets used to determine retirement benefits expenses and obligations (see “Pension and other postretirement benefits obligations” in HEI’s MD&A and “Retirement benefits” in Notes 1 and 10 of the Consolidated Financial Statements) and the possible effect of interest rates on the electric utilities’ allowed rates of return. Other than these exposures, management believes its exposure to “other than bank” interest rate risk is not material. The Company’s long-term debt, in the form of borrowings of proceeds of revenue bonds, privately-placed senior notes and bank term loans, is predominately at fixed rates (see Note 16 of the Consolidated Financial Statements for the fair value of long-term debt, net-other than bank).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEI and Hawaiian Electric:

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Hawaiian Electric Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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
Electric Utility Segment - Regulatory Assets and Liabilities - Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
Hawaiian Electric Company, Inc. (“Hawaiian Electric” or the “Utility”) is subject to rate regulation by the Hawaii Public Utility Commission (the “PUC”) and accounts for the effects of regulation under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 980, “Regulated Operations,” as management believes that the operations of the Utility currently satisfy the criteria for regulatory accounting. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; operating revenues; operation and maintenance expense; and depreciation expense. As of December 31, 2022, regulatory assets and liabilities amounted to $242.5 million and $1,055.7 million, respectively. The Company’s continued accounting under ASC Topic 980 generally requires that rates are established by an independent, third-party regulator; rates are designed to recover the costs of providing service; and it is reasonable to assume that rates can be charged to, and collected from, customers.
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
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about the applicability of applying the specialized rules and the impacted account balances, including disclosures. Management judgments include assessing the applicability of the specialized rules and the likelihood of (1) recovery in future rates of incurred costs and (2) a refund to customers.
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
•We evaluated the Company’s conclusion that it should apply the specialized rules to account for the effects of cost-based rate regulation.
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

Allowance for Credit Losses - Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The allowance for credit losses is a material estimate of the Company and as of December 31, 2022, the total balance was $72.2 million. The allowance for credit losses is based on the composition, characteristics, and quality of the loans, as well as the prevailing economic conditions and reasonable and supportable forecasts. The credit loss models use a probability-of-default, loss given default and exposure at default methodology to estimate the expected credit losses.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the qualitative factors utilized within the allowance for credit losses included the following, among others:

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
February 27, 2023
We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm
To the shareholder and the Board of Directors of Hawaiian Electric Company, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets and statements of capitalization of Hawaiian Electric Company, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in common stock equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Electric Utility Segment – Regulatory Assets and Liabilities - Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
Hawaiian Electric Company, Inc. (“Hawaiian Electric” or the “Utility”) is subject to rate regulation by the Hawaii Public Utility Commission (the “PUC”) and accounts for the effects of regulation under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 980, “Regulated Operations,” as management believes that the operations of the Utility currently satisfy the criteria for regulatory accounting. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; operating revenues; operation and maintenance expense; and depreciation expense. As of December 31, 2022, regulatory assets and liabilities amounted to $242.5 million and $1,055.7 million, respectively. The Company’s continued accounting under ASC Topic 980 generally requires that rates are established by an independent, third-party regulator; rates are designed to recover the costs of providing service; and it is reasonable to assume that rates can be charged to, and collected from, customers.

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
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about the applicability of applying the specialized rules and the impacted account balances, including disclosures. Management judgments include assessing the applicability of the specialized rules and the likelihood of (1) recovery in future rates of incurred costs and (2) a refund to customers.
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
•We evaluated the Company’s conclusion that it should apply the specialized rules to account for the effects of cost-based rate regulation.
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

/s/ Deloitte & Touche LLP
Honolulu, Hawaii
February 27, 2023
We have served as the Company’s auditor since 2017.

Consolidated Statements of Income
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2022	2021	2020
(in thousands, except per share amounts)
Revenues
Electric utility	$3,408,587	$2,539,636	$2,265,320
Bank	321,068	306,398	313,511
Other	12,330	4,345	944
Total revenues	3,741,985	2,850,379	2,579,775
Expenses
Electric utility	3,109,396	2,260,078	1,996,770
Bank	219,550	178,195	251,702
Other	31,966	26,040	19,810
Total expenses	3,360,912	2,464,313	2,268,282
Operating income (loss)
Electric utility	299,191	279,558	268,550
Bank	101,518	128,203	61,809
Other	(19,636)	(21,695)	(18,866)
Total operating income	381,073	386,066	311,493
Retirement defined benefits credit (expense)—other than service costs	4,411	5,848	(3,210)
Interest expense, net – other than on deposit liabilities and other bank borrowings	(103,402)	(94,363)	(88,694)
Allowance for borrowed funds used during construction	3,416	3,250	2,992
Allowance for equity funds used during construction	10,574	9,534	8,768
Gain on sales of investment securities, net and equity-method investment	8,123	528	9,275
Income before income taxes	304,195	310,863	240,624
Income taxes	61,167	62,807	40,910
Net income	243,028	248,056	199,714
Preferred stock dividends of subsidiaries	1,890	1,890	1,890
Net income for common stock	$241,138	$246,166	$197,824
Basic earnings per common share	$2.20	$2.25	$1.81
Diluted earnings per common share	$2.20	$2.25	$1.81
Weighted-average number of common shares outstanding	109,434	109,282	109,140
Net effect of potentially dilutive shares (share-based compensation programs)	344	298	216
Weighted-average shares assuming dilution	109,778	109,580	109,356
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2022	2021	2020
(in thousands)
Net income for common stock	$241,138	$246,166	$197,824
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for sale investment securities:
Net unrealized gains (losses) on available-for sale investment securities arising during the period, net of taxes of $(110,140), $(18,903) and $7,008 for 2022, 2021 and 2020, respectively	(300,860)	(51,636)	19,143
Reclassification adjustment for net realized gains included in net income, net of taxes of nil, $(142) and $(599) for 2022, 2021 and 2020, respectively	—	(387)	(1,638)
Amortization of unrealized holding losses on held-to-maturity securities, net of taxes of $1,462, nil and nil for 2022, 2021 and 2020, respectively	3,993	—	—
Derivatives qualified as cash flow hedges:
Unrealized interest rate hedging gains (losses), net of taxes of $1,892, $(108) and $(607) for 2022, 2021 and 2020, respectively	5,457	(312)	(1,750)
Reclassification adjustment to net income, net of taxes of $60, $13 and nil for 2022, 2021 and 2020, respectively	172	37	—
Retirement benefit plans:
Net gains (losses) arising during the period, net of taxes of $65,174, $53,068 and $(20,907) for 2022, 2021 and 2020, respectively	188,020	153,121	(60,529)
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes of $6,820, $6,665 and $8,247 for 2022, 2021 and 2020, respectively	19,659	19,253	23,689
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(69,345), $(59,429) and $13,825 for 2022, 2021 and 2020, respectively	(199,936)	(171,345)	39,860
Other comprehensive income (loss), net of taxes	(283,495)	(51,269)	18,775
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$(42,357)	$194,897	$216,599
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
Hawaiian Electric Industries, Inc. and Subsidiaries

December 31		2022		2021
(dollars in thousands)
ASSETS
Cash and cash equivalents		$199,877		$305,551
Restricted cash		5,050		5,911
Accounts receivable and unbilled revenues, net		511,903		344,213
Available-for-sale investment securities, at fair value		1,429,667		2,574,618
Held-to-maturity investment securities, at amortized cost		1,251,747		522,270
Stock in Federal Home Loan Bank, at cost		26,560		10,000
Loans held for investment, net		5,906,690		5,139,984
Loans held for sale, at lower of cost or fair value		824		10,404
Property, plant and equipment, net
Land	$109,381		$102,910
Plant and equipment	8,427,748		8,085,793
Right-of-use assets - finance lease	49,370		—
Construction in progress	293,048		231,495
	8,879,547		8,420,198
Less – accumulated depreciation	(3,192,545)	5,687,003	(3,028,130)	5,392,068
Operating lease right-of-use assets		115,684		122,416
Regulatory assets		242,513		565,543
Other		824,536		747,469
Goodwill		82,190		82,190
Total assets		$16,284,244		$15,822,637
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable		$251,460		$205,544
Interest and dividends payable		21,333		19,889
Deposit liabilities		8,169,696		8,172,212
Short-term borrowings—other than bank		172,568		53,998
Other bank borrowings		695,120		88,305
Long-term debt, net—other than bank		2,384,980		2,321,937
Deferred income taxes		262,462		384,760
Operating lease liabilities		126,604		136,760
Finance lease liabilities		48,709		—
Regulatory liabilities		1,055,650		996,768
Defined benefit pension and other postretirement benefit plans liability		71,813		348,072
Other		787,057		669,215
Total liabilities		14,047,452		13,397,460
Preferred stock of subsidiaries - not subject to mandatory redemption		34,293		34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none		—		—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 109,470,795 shares and 109,311,785 shares at December 31, 2022 and 2021, respectively		1,692,697		1,685,496
Retained earnings		845,830		757,921
Accumulated other comprehensive income (loss), net of taxes
Net unrealized losses on securities	$(328,904)		$(32,037)
Unrealized gains (losses) on derivatives	1,991		(3,638)
Retirement benefit plans	(9,115)	(336,028)	(16,858)	(52,533)
Total shareholders’ equity		2,202,499		2,390,884
Total liabilities and shareholders’ equity		$16,284,244		$15,822,637
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Hawaiian Electric Industries, Inc. and Subsidiaries

	Common stock		Retained earnings	Accumulated other comprehensive income (loss)
(in thousands, except per share amounts)	Shares	Amount			Total
Balance, December 31, 2019	108,973	$1,678,257	$622,042	$(20,039)	$2,280,260
Impact of adoption of ASU No. 2016-13	—	—	(15,372)	—	(15,372)
Balance, January 1, 2020 after adoption of ASU No. 2016-13	108,973	1,678,257	606,670	(20,039)	2,264,888
Net income for common stock	—	—	197,824	—	197,824
Other comprehensive income, net of taxes	—	—	—	18,775	18,775
Issuance of common stock:
Share-based plans	208	3,973	—	—	3,973
Share-based expenses and other, net	—	(3,862)	—	—	(3,862)
Common stock dividends ($1.32 per share)	—	—	(144,096)	—	(144,096)
Balance, December 31, 2020	109,181	1,678,368	660,398	(1,264)	2,337,502
Net income for common stock	—	—	246,166	—	246,166
Other comprehensive loss, net of tax benefits	—	—	—	(51,269)	(51,269)
Issuance of common stock:
Share-based plans	131	5,027	—	—	5,027
Share-based expenses and other, net	—	2,101	—	—	2,101
Common stock dividends ($1.36 per share)	—	—	(148,643)	—	(148,643)
Balance, December 31, 2021	109,312	1,685,496	757,921	(52,533)	2,390,884
Net income for common stock	—	—	241,138	—	241,138
Other comprehensive loss, net of tax benefits	—	—	—	(283,495)	(283,495)
Issuance of common stock:
Share-based plans	159	5,831	—	—	5,831
Share-based expenses and other, net	—	1,370	—	—	1,370
Common stock dividends ($1.40 per share)	—	—	(153,229)	—	(153,229)
Balance, December 31, 2022	109,471	$1,692,697	$845,830	$(336,028)	$2,202,499
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2022	2021	2020
(in thousands)
Cash flows from operating activities
Net income	$243,028	$248,056	$199,714
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	256,069	246,158	238,114
Other amortization	38,772	32,544	52,664
Provision for credit losses	2,037	(25,825)	50,811
Loans originated, held for sale	(128,195)	(340,986)	(564,525)
Proceeds from sale of loans, held for sale	136,504	364,848	567,652
Gain on sale of investment securities, net	(8,123)	(528)	(9,275)
Gain on sale of loans	(1,692)	(9,305)	(23,734)
Deferred income taxes	(32,502)	(5,398)	(1,706)
Share-based compensation expense	10,366	9,135	5,810
Allowance for equity funds used during construction	(10,574)	(9,534)	(8,768)
Other	(7,580)	(7,060)	1,366
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	(151,551)	(73,811)	2,533
Decrease (increase) in fuel oil stock	(87,569)	(45,819)	34,202
Decrease (increase) in regulatory assets	34,600	(13,874)	1,007
Increase (decrease) in regulatory liabilities	44,888	15,358	(16,562)
Increase (decrease) in accounts, interest and dividends payable	28,169	9,925	(20,068)
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	121,636	41,331	(35,610)
Decrease in defined benefit pension and other postretirement benefit plans liability	(5,191)	(6,660)	(2,029)
Change in other assets and liabilities, net	(28,616)	(52,882)	(42,189)
Net cash provided by operating activities	454,476	375,673	429,407
Cash flows from investing activities
Available-for-sale investment securities purchased	(366,177)	(1,464,644)	(1,361,594)
Principal repayments on available-for-sale investment securities	342,354	583,238	478,351
Proceeds from sale of available-for-sale investment securities	—	197,354	169,157
Purchases of held-to-maturity investment securities	—	(349,579)	(146,738)
Proceeds from repayments or maturities of held-to-maturity investment securities	29,432	53,654	59,894
Purchase of stock from Federal Home Loan Bank	(173,768)	(33,022)	(27,350)
Redemption of stock from Federal Home Loan Bank	157,208	31,702	27,104
Net decrease (increase) in loans held for investment	(661,492)	72,489	(229,311)
Proceeds from sale of residential loans	—	59,844	—
Purchase of loans held for investment	(102,504)	—	—
Proceeds from sale of real estate held for sale	3,806	—	—
Capital expenditures	(344,037)	(314,524)	(383,895)
Proceeds from sale of low income housing investments	—	—	6,725
Contributions to low income housing investments	(844)	(16,131)	(9,403)
Acquisition of business	(25,706)	—	—
Other, net	13,046	27	3,412
Net cash used in investing activities	(1,128,682)	(1,179,592)	(1,413,648)
(continued)

Consolidated Statements of Cash Flows (continued)
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2022	2021	2020
Cash flows from financing activities
Net increase (decrease) in deposit liabilities	(2,516)	785,255	1,115,055
Net increase (decrease) in short-term borrowings with original maturities of three months or less	83,652	(10,493)	(71,219)
Proceeds from issuance of short-term debt	35,000	—	165,000
Repayment of short-term debt	—	(65,000)	(150,000)
Net increase (decrease) in other bank borrowings with original maturities of three months or less	606,815	(1,365)	(25,440)
Proceeds from issuance of other bank borrowings	—	—	30,000
Repayment of other bank borrowings	—	—	(30,000)
Proceeds from issuance of long-term debt	227,312	285,886	415,997
Repayment of long-term debt and funds transferred for repayment of long-term debt	(221,910)	(82,262)	(178,969)
Withheld shares for employee taxes on vested share-based compensation	(3,165)	(2,006)	(5,700)
Common stock dividends	(153,229)	(148,643)	(144,096)
Preferred stock dividends of subsidiaries	(1,890)	(1,890)	(1,890)
Other	(2,398)	(3,080)	(3,203)
Net cash provided by financing activities	567,671	756,402	1,115,535
Net increase (decrease) in cash, cash equivalents and restricted cash	(106,535)	(47,517)	131,294
Cash, cash equivalents and restricted cash, January 1	311,462	358,979	227,685
Cash, cash equivalents and restricted cash, December 31	204,927	311,462	358,979
Less: Restricted cash	(5,050)	(5,911)	(17,558)
Cash and cash equivalents, December 31	$199,877	$305,551	$341,421
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2022	2021	2020
(in thousands)
Revenues	$3,408,587	$2,539,636	$2,265,320
Expenses
Fuel oil	1,265,614	644,349	515,274
Purchased power	793,584	670,494	568,749
Other operation and maintenance	497,601	475,412	474,192
Depreciation	235,424	229,469	222,733
Taxes, other than income taxes	317,173	240,354	215,822
Total expenses	3,109,396	2,260,078	1,996,770
Operating income	299,191	279,558	268,550
Allowance for equity funds used during construction	10,574	9,534	8,768
Retirement defined benefits credit (expense)—other than service costs	3,835	3,890	(763)
Interest expense and other charges, net	(76,416)	(72,447)	(67,794)
Allowance for borrowed funds used during construction	3,416	3,250	2,992
Income before income taxes	240,600	223,785	211,753
Income taxes	49,676	44,148	40,418
Net income	190,924	179,637	171,335
Preferred stock dividends of subsidiaries	915	915	915
Net income attributable to Hawaiian Electric	190,009	178,722	170,420
Preferred stock dividends of Hawaiian Electric	1,080	1,080	1,080
Net income for common stock	$188,929	$177,642	$169,340
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2022	2021	2020
(in thousands)
Net income for common stock	$188,929	$177,642	$169,340
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net gains (losses) arising during the period, net of taxes of $64,925, $52,554 and $(21,868) for 2022, 2021 and 2020, respectively	187,193	151,523	(63,050)
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes of $6,550, $6,750 and $7,474 for 2022, 2021 and 2020, respectively	18,884	19,461	21,550
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $(69,345), $(59,429), and $13,825 for 2022, 2021 and 2020, respectively	(199,936)	(171,345)	39,860
Other comprehensive income (loss), net of taxes	6,141	(361)	(1,640)
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$195,070	$177,281	$167,700
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2022	2021
(in thousands)
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,060	$51,937
Plant and equipment	7,979,510	7,735,983
Right-of-use assets - finance lease	48,371	—
Less accumulated depreciation	(3,086,499)	(2,940,517)
Construction in progress	275,353	204,569
Utility property, plant and equipment, net	5,268,795	5,051,972
Nonutility property, plant and equipment, less accumulated depreciation of $63 and $59 as of December 31, 2022 and 2021, respectively	6,945	6,949
Total property, plant and equipment, net	5,275,740	5,058,921
Current assets
Cash and cash equivalents	39,242	52,169
Restricted cash	—	3,089
Customer accounts receivable, net	288,338	186,859
Accrued unbilled revenues, net	183,280	129,155
Other accounts receivable, net	13,567	7,267
Fuel oil stock, at average cost	191,530	104,078
Materials and supplies, at average cost	79,568	71,877
Prepayments and other	33,482	46,031
Regulatory assets	52,273	66,664
Total current assets	881,280	667,189
Other long-term assets
Operating lease right-of-use-assets	89,318	101,470
Regulatory assets	190,240	498,879
Other	160,889	165,166
Total other long-term assets	440,447	765,515
Total assets	$6,597,467	$6,491,625
(Continued)

Consolidated Balance Sheets (continued)
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2022	2021
(in thousands)
Capitalization and liabilities
Capitalization (see Consolidated Statements of Capitalization)
Common stock equity	$2,344,170	$2,261,899
Cumulative preferred stock – not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Note 3)
Long-term debt, net	1,584,854	1,624,427
Total capitalization	3,963,317	3,920,619
Current liabilities
Current portion of operating lease liabilities	19,095	49,368
Current portion of long-term debt, net	99,962	51,975
Short-term borrowings from non-affiliate	87,967	—
Accounts payable	202,492	160,007
Interest and preferred dividends payable	17,176	17,325
Taxes accrued, including revenue taxes	289,902	208,280
Regulatory liabilities	31,475	29,760
Other	85,596	71,569
Total current liabilities	833,665	588,284
Deferred credits and other liabilities
Operating lease liabilities	78,715	65,780
Finance lease liabilities	46,048	—
Deferred income taxes	384,430	408,634
Regulatory liabilities	1,024,175	967,008
Unamortized tax credits	95,300	103,945
Defined benefit pension and other postretirement benefit plans liability	49,748	321,780
Other	122,069	115,575
Total deferred credits and other liabilities	1,800,485	1,982,722
Total capitalization and liabilities	$6,597,467	$6,491,625
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Capitalization
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2022	2021
(dollars in thousands, except par value)
Common stock equity
Common stock of $6 2/3 par value
Authorized: 50,000,000 shares. Outstanding: 17,854,278 shares and
17,753,533 shares at December 31, 2022 and 2021, respectively	$119,048	$118,376
Premium on capital stock	810,955	798,526
Retained earnings	1,411,306	1,348,277
Accumulated other comprehensive income (loss), net of taxes-retirement benefit plans	2,861	(3,280)
Common stock equity	2,344,170	2,261,899

Cumulative preferred stock not subject to mandatory redemption
Authorized: 5,000,000 shares of $20 par value and 7,000,000 shares of $100 par value.
Series	Par Value		Shares outstanding December 31, 2022 and 2021	2022	2021
(dollars in thousands, except par value and shares outstanding)
C-4.25%	$20	(Hawaiian Electric)	150,000	$3,000	$3,000
D-5.00%	20	(Hawaiian Electric)	50,000	1,000	1,000
E-5.00%	20	(Hawaiian Electric)	150,000	3,000	3,000
H-5.25%	20	(Hawaiian Electric)	250,000	5,000	5,000
I-5.00%	20	(Hawaiian Electric)	89,657	1,793	1,793
J-4.75%	20	(Hawaiian Electric)	250,000	5,000	5,000
K-4.65%	20	(Hawaiian Electric)	175,000	3,500	3,500
G-7.625%	100	(Hawaii Electric Light)	70,000	7,000	7,000
H-7.625%	100	(Maui Electric)	50,000	5,000	5,000
			1,234,657	34,293	34,293
(continued)

Consolidated Statements of Capitalization (continued)
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2022	2021
(in thousands)
Long-term debt
Obligations to the State of Hawaii for the repayment of Special Purpose Revenue Bonds (subsidiary obligations unconditionally guaranteed by Hawaiian Electric):
3.50%, Series 2019, due 2049	$80,000	$80,000
3.20%, Refunding series 2019, due 2039	150,000	150,000
3.10%, Refunding series 2017A, due 2026	125,000	125,000
4.00%, Refunding series 2017B, due 2037	140,000	140,000
3.25%, Refunding series 2015, due 2025	47,000	47,000
Total obligations to the State of Hawaii	$542,000	$542,000
Other long-term debt – unsecured:
Taxable senior notes:
3.70%, Series 2022A, due 2032	$60,000	$—
3.51%, Series 2020C and 2020E, due 2050	70,000	70,000
3.28%, Series 2020B and 2020D, due 2040	45,000	45,000
3.96%, Series 2020A, 2020B and 2020C, due 2050	50,000	50,000
3.31%, Series 2020A and 2020B, due 2030	110,000	110,000
4.21%, Series 2019A, due 2034	50,000	50,000
4.38%, Series 2018A, due 2028	67,500	67,500
4.53%, Series 2018B, due 2033	17,500	17,500
4.72%, Series 2018C, due 2048	15,000	15,000
4.31%, Series 2017A, due 2047	50,000	50,000
4.54%, Series 2016A, due 2046	40,000	40,000
5.23%, Series 2015A, due 2045	80,000	80,000
4.45%, Series 2013A and 2013B, due 2022	—	52,000
4.84%, Series 2013A, 2013B and 2013C, due 2027	100,000	100,000
5.65%, Series 2013B and 2013C, due 2043	70,000	70,000
4.55%, Series 2012B and 2012C, due 2023	100,000	100,000
4.72%, Series 2012D, due 2029	35,000	35,000
5.39%, Series 2012E, due 2042	150,000	150,000
4.53%, Series 2012F, due 2032	40,000	40,000
Total taxable senior notes	1,150,000	1,142,000
Total long-term debt	1,692,000	1,684,000
Less unamortized debt issuance costs	7,184	7,598
Less current portion long-term debt, net of unamortized debt issuance costs	99,962	51,975
Long-term debt, net	1,584,854	1,624,427
Total capitalization	$3,963,317	$3,920,619
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Common Stock Equity
Hawaiian Electric Company, Inc. and Subsidiaries

	Common stock		Premium on capital stock	Retained earnings	Accumulated other comprehensive income (loss)
(in thousands)	Shares	Amount				Total
Balance, December 31, 2019	17,048	$113,678	$714,824	$1,220,129	$(1,279)	$2,047,352
Net income for common stock	—	—	—	169,340	—	169,340
Other comprehensive loss, net of taxes	—	—	—	—	(1,640)	(1,640)
Issuance of common stock, net of expenses	276	1,837	32,163	—	—	34,000
Common stock dividends	—	—	—	(107,134)	—	(107,134)
Balance, December 31, 2020	17,324	115,515	746,987	1,282,335	(2,919)	2,141,918
Net income for common stock	—	—	—	177,642	—	177,642
Other comprehensive loss, net of taxes	—	—	—	—	(361)	(361)
Issuance of common stock, net of expenses	429	2,861	51,539	—	—	54,400
Common stock dividends	—	—	—	(111,700)	—	(111,700)
Balance, December 31, 2021	17,753	118,376	798,526	1,348,277	(3,280)	2,261,899
Net income for common stock	—	—	—	188,929	—	188,929
Other comprehensive income, net of taxes	—	—	—	—	6,141	6,141
Issuance of common stock, net of expenses	101	672	12,429	—	—	13,101
Common stock dividends	—	—	—	(125,900)	—	(125,900)
Balance, December 31, 2022	17,854	$119,048	$810,955	$1,411,306	$2,861	$2,344,170
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2022	2021	2020
(in thousands)
Cash flows from operating activities
Net income	$190,924	$179,637	$171,335
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	235,424	229,469	222,733
Other amortization	25,320	21,737	33,746
Deferred income taxes	(41,415)	(3,829)	3,151
State refundable credit	(10,999)	(10,582)	(9,961)
Bad debt expense	6,027	2,183	2,115
Allowance for equity funds used during construction	(10,574)	(9,534)	(8,768)
Bill credits	—	2,000	—
Accrued environmental reserve	—	—	6,556
Other	(139)	1,350	2,610
Changes in assets and liabilities
Increase in accounts receivable	(91,742)	(50,090)	(7,286)
Decrease (increase) in accrued unbilled revenues	(54,023)	(27,464)	15,285
Decrease (increase) in fuel oil stock	(87,452)	(45,840)	33,699
Increase in materials and supplies	(7,691)	(4,533)	(6,642)
Decrease (increase) in regulatory assets	34,600	(13,874)	1,007
Increase (decrease) in regulatory liabilities	44,888	15,358	(16,562)
Increase (decrease) in accounts payable	22,355	17,671	(33,129)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	103,198	26,930	(37,180)
Decrease in defined benefit pension and other postretirement benefit plans liability	(4,828)	(5,154)	(4,306)
Change in other assets and liabilities	(25,943)	(52,302)	(31,852)
Net cash provided by operating activities	327,930	273,133	336,551
Cash flows from investing activities
Capital expenditures	(329,457)	(292,000)	(350,864)
Other	5,372	6,035	6,070
Net cash used in investing activities	(324,085)	(285,965)	(344,794)
Cash flows from financing activities
Common stock dividends	(125,900)	(111,700)	(107,134)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,995)	(1,995)	(1,995)
Proceeds from issuance of common stock	13,101	54,400	34,000
Proceeds from issuance of long-term debt	60,000	115,000	255,000
Repayment of long-term debt and funds transferred for repayment of long-term debt	(52,000)	—	(109,000)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	87,967	—	(38,987)
Proceeds from issuance of short-term debt	—	—	100,000
Repayment of short-term debt	—	(50,000)	(100,000)
Payments of obligations under finance leases	(670)	—	—
Other	(364)	(941)	(2,209)
Net cash provided by (used in) financing activities	(19,861)	4,764	29,675
Net increase (decrease) in cash, cash equivalents and restricted cash	(16,016)	(8,068)	21,432
Cash, cash equivalents and restricted cash, January 1	55,258	63,326	41,894
Cash, cash equivalents and restricted cash, December 31	39,242	55,258	63,326
Less: Restricted cash	—	(3,089)	(15,966)
Cash and cash equivalents, December 31	$39,242	$52,169	$47,360
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
ASB is a federally chartered, full-service community bank providing a wide range of banking services to individual and business customers through its 38 branches on Oahu (27), Maui (5), Hawaii (3), Kauai (2) and Molokai (1).
Pacific Current’s significant subsidiaries include Hamakua Energy, LLC (Hamakua Energy), Mauo, LLC (Mauo) and Kaʻieʻie Waho Company, LLC (Kaʻieʻie Waho) and Mahipapa, LLC (Mahipapa). See Note 2.
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
Restricted cash.  The Utilities consider funds on deposit with trustees, which represent the undrawn proceeds from the issuance of special purpose revenue bonds, to be restricted cash because these funds are available only to finance (or reimburse payment of) approved capital expenditures. In addition to the Utilities’ funds on deposit with trustees, the Company considers cash held by trustees, related to non-recourse loans at Pacific Current subsidiaries, to be restricted cash. At December 31, 2022 and 2021, total restricted cash of the Company was $5.1 million and $5.9 million, respectively, and for the Utilities was nil and $3.1 million, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Depreciation.  Depreciation is computed primarily using the straight-line method over the estimated lives of the assets being depreciated. Electric utility plant additions in the current year are depreciated beginning January 1 of the following year in accordance with rate-making. Electric utility plant and Pacific Current generation assets have lives ranging from 16 to 51 years for production plant, from 10 to 79 years for transmission and distribution plant, and from 5 to 50 years for general plant. The Utilities’ composite annual depreciation rate, which includes a component for cost of removal, was 3.2% in 2022, 2021 and 2020.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Earnings per share (HEI only).  Basic earnings per share (EPS) is computed by dividing net income for common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that dilutive common shares for stock compensation is added to the denominator. There were no shares of antidilutive securities outstanding during the years ended December 31, 2022, 2021 and 2020.
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
Recent accounting pronouncements.
Credit Losses. In March 2022, Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (ASC Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” which eliminates the accounting guidance for Troubled Debt Restructurings (TDRs) by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. The amendments in this update also require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments-Credit Losses-Measured at Amortized Cost.” Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 325-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit-quality indicator and class of financing receivable by year of origination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

those fiscal years. The amendments in this ASU will not have a material financial impact but will require additional disclosures in the first quarter of 2023.

Electric utility
Regulation by the Public Utilities Commission of the State of Hawaii (PUC). The Utilities are regulated by the PUC and account for the effects of regulation under FASB ASC Topic 980, “Regulated Operations.” As a result, the Utilities’ financial statements reflect assets, liabilities, revenues and expenses based on current cost-based rate-making regulations (see Note 3—“Regulatory assets and liabilities”). Their continued accounting under ASC Topic 980 generally requires that rates are established by an independent, third-party regulator; rates are designed to recover the costs of providing service; and it is reasonable to assume that rates can be charged to, and collected from, customers. Management believes that the operations of the Utilities, including the impact of the approved PBR Framework, currently satisfy the criteria under ASC Topic 980.
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
Accounts receivable.  Accounts receivable are recorded at the invoiced amount. The Utilities generally assess a late payment charge on balances unpaid from the previous month. The allowance for doubtful accounts is the Utilities’ best estimate of the amount of expected credit losses in the Utilities’ existing accounts receivable. Due to the economic impact of COVID-19 on customers and the moratorium on electric service disconnections through May 31, 2021, the allowance for doubtful accounts increased in 2020 and 2021. At December 31, 2022 and 2021, the allowance for customer accounts receivable, accrued unbilled revenues and other accounts receivable was $6.1 million and $26.1 million, respectively.
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
The weighted-average AFUDC rate was 7.1% in 2022, 2021 and 2020, and reflected quarterly compounding.
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

Bank (HEI only)
Investment securities.  Investments in debt securities are classified as held-to-maturity (HTM), trading or available-for-sale (AFS). ASB determines the appropriate classification at the time of purchase. Debt securities that ASB intends to and has the ability to hold to maturity are classified as HTM securities and reported at amortized cost. Marketable debt securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Marketable debt securities not classified as either HTM or trading securities are classified as AFS and reported at fair value. Unrealized gains and losses for AFS securities are excluded from earnings and reported on a net basis in accumulated other comprehensive income (AOCI) until realized. Transfers of debt securities from the available-for-sale classification to the held-to-maturity classification are made at fair value at the date of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

transfer. The unrealized holding gain or loss at the date of transfer remains in AOCI and in the carrying value of the held-to-maturity investment security. Unrealized holding gains or losses that remain in AOCI are amortized or accreted over the expected life of the security as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount.
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
AFS debt securities with unrealized losses are reviewed quarterly. ASB will first assess whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS securities that do not meet the aforementioned criteria, ASB evaluates whether the decline in fair value is the result of a credit loss or other factors. The determination of whether or not a credit loss exists is based on consideration of the cash flows expected to be collected from the debt security. ASB develops these expectations after considering various factors such as agency ratings, the financial condition of the issuer, payment history, payment structure of the security, industry and market conditions, underlying collateral and other factors which may be relevant based on the facts and circumstances pertaining to individual securities. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2022, 2021 and 2020, there was no indicated impairment as ASB expects to collect the contractual cash flows for these investments.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Goodwill. Goodwill is initially recorded as the excess of the purchase price over the fair value of the net assets acquired in a business combination and is subsequently evaluated at least annually for impairment during the fourth quarter. At December 31, 2022 and 2021, the amount of goodwill was $82.2 million. The goodwill relates to ASB and is the Company’s only intangible asset with an indefinite useful life.
To determine if there was an impairment to the book value of goodwill pertaining to ASB, the fair value of ASB was estimated using a valuation method based on the market and income approaches. The market approach considers publicly traded financial institutions and measures the institutions’ market values as a multiple to (1) net income and (2) tangible book equity. The market approach also looks at sale transactions to determine the fair value under this approach. The income approach uses a discounted cash flow method to value a company on a going concern basis and is based on the concept that the future benefits derived from a particular company can be measured by its sustainable after-tax cash flows in the future. ASB used its forecasted net income and estimated cost savings if the Bank were acquired and applied a discount rate to calculate its discounted cash flows. A capitalization of earnings method was used to calculate a terminal value for the discounted cash flow method. The income approach was weighted 75%, the publicly traded company valuation method was weighted 20% and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

sale transaction valuation method was weighted 5%. More weight was given to the income approach as this approach uses the projected performance of ASB in the stressed environment and would be more indicative of the current fair value of the Bank. For the three years ended December 31, 2022, there has been no impairment of goodwill.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

All tax credit investments are evaluated for potential impairment at least annually, or more frequently, when events or conditions indicate that it is deemed probable that ASB will not recover its investment. If an investment is determined to be impaired, it is written down to its estimated fair value and the new cost basis of the investment is not adjusted for subsequent recoveries in value. As of December 31, 2022, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its low-income housing tax credit (LIHTC) investments.
At December 31, 2022 and 2021, the carrying amount of LIHTC investments was $107.0 million and $111.0 million, respectively, and included in other assets in the consolidated balance sheets.
ASB’s unfunded commitments to fund its LIHTC investment partnerships were $70.1 million and $62.8 million as of December 31, 2022 and 2021, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets.
The table below summarizes the amounts in income tax expense related to ASB’s LIHTC investments:

Years ended December 31	2022	2021	2020
(in millions)
Amounts in income taxes related to low-income housing tax credit investments
Amortization recognized in the provision for income taxes	$(12.0)	$(10.3)	$(9.6)
Tax credits and other tax benefits recognized in the provision for income taxes	16.3	13.9	13.7
Net benefit to income tax expense	$4.3	$3.6	$4.1

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

Other
“Other” includes amounts for the holding companies (HEI and ASB Hawaii), Pacific Current and its subsidiaries, and other inactive subsidiaries not qualifying as reportable segments, and intercompany eliminations.
Pacific Current. Pacific Current was formed in 2017 to focus on investing in non-regulated renewable energy and sustainable infrastructure in the State of Hawaii to help achieve the state’s sustainability goals. Significant investments of Pacific Current made through its subsidiaries, Hamakua Energy, Mauo, Kaʻieʻie Waho, and Mahipapa include:
Hamakua power plant. In 2017, Hamakua Energy acquired Hamakua Energy Partners, L.P.’s 60-MW combined cycle power plant and other assets from affiliates of ArcLight Capital Partners, a private equity firm. The plant sells all the power it produces to Hawaii Electric Light under an existing power purchase agreement (PPA) that expires in 2030.
Solar-plus-storage power purchase agreement. In 2018, Mauo executed definitive agreements to acquire a solar-plus-storage PPA for a multi-site, commercial-scale project that provides 8.1 MW of solar capacity and 42.6 megawatt-hours (MWh) of storage capacity on the islands of Maui and Oahu. The PPA has a 15-year term with a customer option to extend for an additional five years.
6-MW photovoltaic system. In September 2020, Kaʻieʻie Waho acquired a 6-MW photovoltaic system situated on 20 acres of land on the island of Kauai. Kauai Island Utility Cooperative purchases all of the power generated by the system under a PPA that expires in 2033.
7.5-MW renewable, firm dispatchable closed-loop biomass-to-energy facility. In July 2022, Mahipapa acquired a 7.5-MW renewable, firm dispatchable closed-loop biomass-to-energy facility on Kauai. Kauai Island Utility Cooperative purchases all of the power generated by the system under a PPA that expires in 2035.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information was as follows:

(in thousands)	Electric utility	Bank	Other	Total
2022
Revenues from external customers	$3,408,583	$321,068	$12,334	$3,741,985
Intersegment revenues (eliminations)	4	—	(4)	—
Revenues	3,408,587	321,068	12,330	3,741,985
Depreciation and amortization	260,744	24,436	9,661	294,841
Interest expense, net	76,416	13,301	26,986	116,703
Income (loss) before income taxes	240,600	102,241	(38,646)	304,195
Income taxes (benefit)	49,676	22,252	(10,761)	61,167
Net income (loss)	190,924	79,989	(27,885)	243,028
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	188,929	79,989	(27,780)	241,138
Capital expenditures[1]	329,457	4,704	9,876	344,037
Assets (at December 31, 2022)	6,597,467	9,545,970	140,807	16,284,244
2021
Revenues from external customers	$2,539,589	$306,398	$4,392	$2,850,379
Intersegment revenues (eliminations)	47	—	(47)	—
Revenues	2,539,636	306,398	4,345	2,850,379
Depreciation and amortization	251,206	21,124	6,372	278,702
Interest expense, net	72,447	5,040	21,916	99,403
Income (loss) before income taxes	223,785	130,559	(43,481)	310,863
Income taxes (benefit)	44,148	29,325	(10,666)	62,807
Net income (loss)	179,637	101,234	(32,815)	248,056
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	177,642	101,234	(32,710)	246,166
Capital expenditures[1]	292,000	11,131	11,393	314,524
Assets (at December 31, 2021)	6,491,625	9,181,603	149,409	15,822,637
2020
Revenues from external customers	$2,265,281	$313,511	$983	$2,579,775
Intersegment revenues (eliminations)	39	—	(39)	—
Revenues	2,265,320	313,511	944	2,579,775
Depreciation and amortization	256,479	29,349	4,950	290,778
Interest expense, net	67,794	11,114	20,900	99,808
Income (loss) before income taxes	211,753	69,271	(40,400)	240,624
Income taxes (benefit)	40,418	11,688	(11,196)	40,910
Net income (loss)	171,335	57,583	(29,204)	199,714
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	169,340	57,583	(29,099)	197,824
Capital expenditures[1]	350,864	12,203	20,828	383,895
Assets (at December 31, 2020)	6,457,373	8,396,533	150,101	15,004,007
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3 · Electric utility segment
Regulatory assets and liabilities.  Regulatory assets represent deferred costs and accrued decoupling revenues which are expected to be recovered through rates over PUC-authorized periods. Generally, the Utilities do not earn a return on their regulatory assets; however, they have been allowed to recover interest on certain regulatory assets and to include certain regulatory assets in rate base. Regulatory liabilities represent amounts included in rates and collected from ratepayers for costs expected to be incurred in the future, or amounts collected in excess of costs incurred that are refundable to customers. For example, the regulatory liability for cost of removal in excess of salvage value represents amounts that have been collected from ratepayers for costs that are expected to be incurred in the future to retire utility plant. Generally, the Utilities include regulatory liabilities in rate base or are required to apply interest to certain regulatory liabilities. In the table below, noted in parentheses are the original PUC authorized amortization or recovery periods and, if different, the remaining amortization or recovery periods as of December 31, 2022 are noted.
Regulatory assets were as follows:

December 31	2022	2021
(in thousands)
Retirement benefit plans (balance primarily varies with plans’ funded statuses)	$69,919	$351,070
Income taxes (3-37 years)	82,583	88,087
Decoupling revenue balancing account and RAM (1-2 years)	14,290	31,607
Unamortized expense and premiums on retired debt and equity issuances (1-28 years; 1-28 years remaining)	5,967	7,300
Vacation earned, but not yet taken (1 year)	14,109	14,255
COVID-19 related costs (to be determined by PUC)	11,403	27,839
ECRC/PPAC (1 year)	20,369	21,386
Other (1-37 years remaining)	23,873	23,999
Total regulatory assets	$242,513	$565,543
Included in:
Current assets	$52,273	$66,664
Long-term assets	190,240	498,879
Total regulatory assets	$242,513	$565,543

Regulatory liabilities were as follows:

December 31	2022	2021
(in thousands)
Cost of removal in excess of salvage value (1-79 years)	$577,985	$562,514
Income taxes (3-37 years)	316,947	337,304
Decoupling revenue balancing account and RAM (1-2 years)	10,426	251
Retirement benefit plans (balance primarily varies with plans’ funded statuses)	81,950	51,734
Solar tax credits (1-19 years)	50,240	27,123
Other (1-3 years remaining)	18,102	17,842
Total regulatory liabilities	$1,055,650	$996,768
Included in:
Current liabilities	$31,475	$29,760
Long-term liabilities	1,024,175	967,008
Total regulatory liabilities	$1,055,650	$996,768
The regulatory asset and liability relating to retirement benefit plans was recorded as a result of pension and OPEB tracking mechanisms adopted by the PUC in rate case decisions for the Utilities in 2007 (see Note 10).
Major customers.  The Utilities received 12% ($393 million), 11% ($267 million) and 11% ($249 million) of their operating revenues from the sale of electricity to various federal government agencies in 2022, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Cumulative preferred stock. The following series of cumulative preferred stock are redeemable only at the option of the respective company at the following prices in the event of voluntary liquidation or redemption:

December 31, 2022	Voluntary liquidation price	Redemption price
Series
C, D, E, H, J and K (Hawaiian Electric)	$20	$21
I (Hawaiian Electric)	20	20
G (Hawaii Electric Light)	100	100
H (Maui Electric)	100	100
Hawaiian Electric is obligated to make dividend, redemption and liquidation payments on the preferred stock of each of its subsidiaries if the respective subsidiary is unable to make such payments, but this obligation is subordinated to Hawaiian Electric’s obligation to make payments on its own preferred stock.
Related-party transactions. HEI charged the Utilities $5.6 million, $5.2 million and $5.6 million for general management and administrative services in 2022, 2021 and 2020, respectively. The amounts charged by HEI to its subsidiaries for services provided by HEI employees are allocated primarily on the basis of time expended in providing such services.
In 2022, 2021 and 2020, Hamakua Energy (an indirect subsidiary of HEI) sold energy and capacity to Hawaii Electric Light (subsidiary of Hawaiian Electric and indirect subsidiary of HEI) under a PPA in the amount of $66 million, $53 million and $50 million, respectively.
Hawaiian Electric’s short-term borrowings from HEI totaled nil at December 31, 2022 and 2021. Borrowings among the Utilities are eliminated in consolidation. Interest charged by HEI to Hawaiian Electric was not material for the years ended December 31, 2022 and 2021.
Unconsolidated variable interest entities.
Power purchase agreements.  As of December 31, 2022, the Utilities had four PPAs for firm capacity and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
Pursuant to the current accounting standards for VIEs, the Utilities are deemed to have a variable interest in Kalaeloa Partners, L.P. (Kalaeloa) and Hamakua Energy by reason of the provisions of the PPA that the Utilities have with the two IPPs. However, management has concluded that the Utilities are not the primary beneficiary of Kalaeloa and Hamakua Energy because the Utilities do not have the power to direct the activities that most significantly impact the two IPPs’ economic performance nor the obligation to absorb their expected losses, if any, that could potentially be significant to the IPPs. Thus, the Utilities have not consolidated Kalaeloa and Hamakua Energy in its consolidated financial statements. However, Hamakua Energy is an indirect subsidiary of Pacific Current, and is consolidated in HEI’s consolidated financial statements.
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
Commitments and contingencies.
Contingencies. The Utilities are subject in the normal course of business to legal, regulatory and environmental proceedings. Management does not anticipate that the aggregate ultimate liability arising out of these pending or threatened legal proceedings will be material to its financial position. However, the Utilities cannot rule out the possibility that such outcomes could have a material effect on the results of operations or liquidity for a particular reporting period in the future. The Utilities record loss contingencies when the outcome of such proceedings is probable and when the amount of the loss is reasonably estimable. The Utilities also evaluate, on a continuous basis, whether developments in such proceedings could cause these assessments or estimates to change. Assessment regarding future events is required when evaluating whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable. Management is often unable to estimate a reasonably possible loss, or a range of loss, particularly in cases in which: (i). the damages sought are indeterminate or the basis for the damages claimed is not clear; (ii) proceedings are in early stages; (iii) discovery is not complete; (iv) the matters involve novel or unsettled legal theories; (v) significant facts are in dispute; (vi) a large number of parties are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
represented (including circumstances in which it is uncertain how liability, if any, would be shared among multiple defendants); (vii) a lower court or administrative agency’s decision or ruling has been appealed, and/or (vii) a wide range of potential outcomes exist. In such cases, there may be considerable uncertainty regarding the timing or ultimate resolution, including any possible loss, fine, penalty, or business impact.

Power purchase agreements.  Purchases from all IPPs were as follows:

Years ended December 31	2022	2021	2020
(in millions)
Kalaeloa	$342	$204	$149
AES Hawaii	82	130	133
HPOWER	73	70	70
Hamakua Energy	66	53	50
Puna Geothermal Venture	48	29	1
Wind IPPs	119	124	105
Solar IPPs	57	50	57
Other IPPs[1]	7	10	4
Total IPPs	$794	$670	$569
1 Includes hydro power and other PPAs
As of December 31, 2022, the Utilities had four firm capacity PPAs for a total of 362.2 megawatts (MW) of firm capacity. The PGV facility with 34.6 MW of firm capacity went offline in May 2018 due to lava flow on Hawaii Island, but returned to service with firm capacity in the first quarter of 2021, ramped up to 25.7 MW in the second quarter of 2022 and continued to provide 25.7 MW for the remainder of 2022. The PUC allows rate recovery for energy and firm capacity payments to IPPs under these agreements. Assuming that each of the agreements remains in place for its current term (and as amended) and the minimum availability criteria in the PPAs are met, aggregate minimum fixed capacity charges are expected to be approximately $74 million each year in 2023 through 2027, and $365 million from 2028 through 2033.
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
Purchase power adjustment clause. The PUC has approved PPACs for the Utilities. Purchased power capacity, operation and maintenance (O&M) and other non-energy costs previously recovered through base rates are now recovered in the PPACs and, subject to approval by the PUC, such costs resulting from new purchased power agreements can be added to the PPACs outside of a rate case. Purchased energy costs continue to be recovered through the ECRC.
Kalaeloa Partners, L.P.  Under a 1988 PPA, as amended, Hawaiian Electric is committed to purchase 208 MW of firm capacity from Kalaeloa. In October 2021, Hawaiian Electric and Kalaeloa signed the Amended and Restated Power Purchase Agreement for Firm Dispatchable Capacity and Energy (Amended and Restated PPA) to extend the PPA for an additional term of 10 years. The Amended and Restated PPA was approved by the PUC on November 23, 2022, and took effect on January 1, 2023. The price of purchases from Kalaeloa in 2022 have increased 68% over 2021, primarily due to increased fuel oil cost.
AES Hawaii, Inc. Under a PPA entered into in March 1988, as amended (through Amended and Restated Amendment No. 4) for a period of 30 years ending September 2022, Hawaiian Electric agreed to purchase 180 MW of firm capacity from AES Hawaii. The term of the PPA expired on September 1, 2022 and the AES Hawaii coal plant ceased operations.
Stage 1 Renewable PPAs. In February 2018, the Utilities issued their Stage 1 renewable request for proposals and have procured eight renewable PPAs with a total of 274.5 MW capacity. The total annual payments to be made by the Utilities under the eight renewable PPAs are estimated at $64.7 million. The Utilities have received PUC approvals to recover the total projected annual payments under the eight renewable PPAs through the PPAC to the extent such costs are not included in base rates. On July 31, 2022, Mililani I Solar, the first utility-scale solar-plus-storage project on Oahu, reached commercial operations. On January 11, 2023, Waiawa Solar project on Oahu also reached commercial operations. The two projects are 75MW, including 300 MWh batteries, and the both PPA for the project have a 20-year term. The Utilities have accounted for the battery portion of the PPAs as finance leases. (See Note 8 for lease discussions.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in an amended and restated PPA between Hawaii Electric Light and Hu Honua dated May 9, 2017. In July 2017, the PUC approved the amended and restated PPA, which becomes effective once the PUC’s order is final and non-appealable. In August 2017, the PUC’s approval was appealed by a third party. On May 10, 2019, the Hawaii Supreme Court issued a decision remanding the matter to the PUC for further proceedings consistent with the court’s decision, which must include express consideration of greenhouse gas (GHG) emissions that would result from approving the PPA, whether the cost of energy under the PPA is reasonable in light of the potential for GHG emissions, and whether the terms of the PPA are prudent and in the public interest, in light of its potential hidden and long-term consequences. As a result, the PUC reopened the docket for further proceedings, including re-examining all of the issues in the proceedings. On July 9, 2020, the PUC issued an order denying Hawaii Electric Light’s request to waive the amended and restated PPA from the PUC’s competitive bidding requirements and therefore, dismissed the request for approval of the amended and restated PPA without prejudice to possible participation in any future competitive bidding process. On September 9, 2020, the PUC denied Hu Honua’s motion for reconsideration of the PUC’s order. Hu Honua filed its notice of appeal to the Hawaii Supreme Court of the PUC’s order denying Hu Honua’s motion for reconsideration. On May 24, 2021, the Hawaii Supreme Court vacated the PUC’s decision and remanded the matter back to the PUC for further proceedings. On June 30, 2021, the PUC issued an order reopening the docket consistent with the Hawaii Supreme Court’s order. A contested case hearing was held in March 2022. On May 23, 2022, the PUC issued a decision and order denying the amended and restated PPA, based on, among other things, findings that: (1) the project will result in significant GHG emissions, (2) Hu Honua’s proposed carbon commitment to sequester more GHG emissions than produced by the project are speculative and unsupported, (3) the amended and restated PPA is likely to result in high costs to customers through its relatively high cost of electricity and through potential displacement of other, lower cost, renewable resources, and (4) based on the foregoing, approving the amended and restated PPA is not prudent or in the public interest. On June 2, 2022, Hawaii Electric Light and Hu Honua filed their separate motions for reconsideration. On June 24, 2022, the PUC issued an order denying Hawaii Electric Light and Hu Honua’s respective motions for reconsideration. On June 29, 2022, Hu Honua filed its notice of appeal to the Hawaii Supreme Court of the PUC’s May 23, 2022 decision and order denying the amended and restated PPA, and the PUC’s June 24, 2022 order denying Hawaii Electric Light and Hu Honua’s motions for reconsideration. Opening briefs were filed with the Supreme Court on October 5, 2022. Answering briefs were filed on December 5, 2022, and reply briefs were filed on December 28, 2022. The Supreme Court heard oral arguments on January 31, 2023.
Molokai New Energy Partners (MNEP). In July 2018, the PUC approved Maui Electric’s PPA with MNEP to purchase solar energy from a photovoltaic (PV) plus battery storage project. The 4.88 MW PV and 3 MW Battery Energy Storage System project was to deliver no more than 2.64 MW at any time to the Molokai system. On March 25, 2020, MNEP filed a complaint in the United Stated District Court for the District of Hawaii against Maui Electric claiming breach of contract. On June 3, 2020, Maui Electric provided a Notice of Default and Termination of the PPA to MNEP terminating the PPA with an effective date of July 10, 2020. Thereafter, MNEP filed an amended complaint to include claims relating to the termination and Hawaiian Electric filed its answer to the amended complaint on September 11, 2020, disputing the facts presented by MNEP and all claims within the original and amended complaint. Currently, the discovery phase is ongoing.
Fuels barging contract. On August 23, 2021, the Utilities entered into a five-year inter-island fuel transportation contract with Sause Bros., Inc., which commenced in January 2022. On September 22, 2022, the PUC issued a decision and order (D&O) approving the inter-island fuels transportation contract and recovery of associated costs through ECRC.
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
In February 2019, the PUC approved a methodology for passing the future cost saving benefits of the new ERP/EAM system to customers developed by the Utilities in collaboration with the Consumer Advocate. The Utilities filed a benefits clarification document on June 10, 2019, reflecting $150 million in future net O&M expense reductions and cost avoidance, and $96 million in capital cost reductions and tax savings over the 12-year service life. To the extent the reduction in O&M expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
relates to amounts reflected in electric rates, the Utilities would reduce future rates for such amounts. In October 2019, the PUC approved the Utilities and the Consumer Advocate’s Stipulated Performance Metrics and Tracking Mechanism. As of December 31, 2022, the Utilities’ regulatory liability was $10.5 million ($4.0 million for Hawaiian Electric, $2.6 million for Hawaii Electric Light and $3.9 million for Maui Electric) for the O&M expense savings that are being amortized or to be included in future rates. As part of the settlement agreement approved in the Hawaiian Electric 2020 test year rate case, the regulatory liability for Hawaiian Electric will be amortized over five years, beginning in November 2020, and the O&M benefits for Hawaiian Electric was considered flowed through to customers.
On July 7, 2021, the PUC issued an order modifying the reporting frequency of the Semi-Annual Enterprise System Benefits (SAESB) reports to an Annual Enterprise System Benefits (AESB) report on the achieved benefits savings. The most recent AESB report was filed on February 14, 2023 for the period January 1 through December 31, 2022.
West Loch PV Project. In November 2019, Hawaiian Electric placed into service a 20-MW (ac) utility-owned and operated renewable and dispatchable solar facility on property owned by the Department of the Navy. PUC orders resulted in a project cost cap of $67 million (including a cap of $4.7 million for the in-kind work performed in exchange for use of the Navy property) with capital cost recovery approved under Major Project Interim Recovery (MPIR) (See “Performance-based regulation framework” section below for MPIR guidelines and cost recovery discussion.) Project costs incurred as of December 31, 2022 amounted to $60.5 million and generated $14.7 million and $14.0 million in federal and state nonrefundable tax credits, respectively. For book and regulatory purposes, the tax credits are being deferred and amortized, starting in 2020, over 25 years and 10 years for federal and state credits, respectively. In June 2022, the in-kind consideration services were completed and fully accepted by the Navy as partial consideration in lieu of rent payment. Satisfaction of the full-term rent requires on-going compliance with all terms of the lease, which, among other things, includes provision of contingent power upon written notice of the Department of the Navy. Hawaiian Electric accounted for the arrangement as a lease, recording $6.4 million as right-of-use asset with no lease liability and will amortize the right-of-use asset over the remaining term of the lease ending June 30, 2054.
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
In approving the project, the PUC recognized that the project will facilitate the ability to accommodate increased renewable energy, as contemplated under the EPRM guidelines. As of December 31, 2022, $13.2 million has been incurred for the project.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983 but continued to operate at the Site under a lease until 1985 and left the property in 1987. The federal Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the DOH and EPA, Maui Electric further investigated the Site and the adjacent parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.6 million as of December 31, 2022, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the adjacent parcel based on presently available information; however, final costs of remediation will depend on the cleanup approach implemented.
Additionally, on November 24, 2021, the current landowners of the Site, Misaki’s, Inc., filed a lawsuit against Hawaiian Electric (as alleged successor in interest to Molokai Electric, the prior owner of the Site) in the Circuit Court of the Second Circuit of the State of Hawaii (removed to the U.S. District Court for the District of Hawaii). The complaint which was subsequently amended to include Maui Electric, alleges that Hawaiian Electric is responsible for remediation of the Site based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
on the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and the Hawaii Environmental Response Law under Hawaii Revised Statutes Chapter 128D, as well as being liable on contractual claims related to a short leaseback period during the transition of ownership from Molokai Electric. The amended complaint was dismissed and a new complaint may be filed subject to the parties attempt to enter into settlement negotiations, but the Utilities intend to vigorously defend the action if necessary. At this time, the Utilities are unable to determine the ultimate outcome of the lawsuit or the amount of any possible loss. As of December 31, 2022, the reserve balance recorded by the Utilities to address the lawsuit was not material.
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
As of December 31, 2022, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $9.9 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
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
Changes to the ARO liability included in “Other liabilities” on Hawaiian Electric’s balance sheet were as follows:

(in thousands)	2022	2021
Balance, January 1	$11,110	$10,692
Accretion expense	442	423
Liabilities incurred	—	—
Liabilities settled	(4)	(5)
Balance, December 31	$11,548	$11,110
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
Performance-based regulation framework. On December 23, 2020, the PUC issued a decision and order (PBR D&O) establishing the PBR Framework to govern the Utilities. The PBR Framework incorporates an annual revenue adjustment (ARA) and a suite of new regulatory mechanisms in addition to previously established regulatory mechanisms. Under the PBR Framework, the decoupling mechanism (i.e., the Revenue Balancing Account (RBA)) established by the previous regulatory framework will continue. The existing cost recovery mechanisms will continue as currently implemented (e.g., the Energy Cost Recovery Clause, Purchased Power Adjustment Clause (PPAC), Demand-Side Management surcharge, Renewable Energy Infrastructure Program, Demand Response Adjustment Clause, Pension and Other Post-Employment Benefits (OPEB) tracking mechanisms). In addition to annual revenues provided by the ARA, the Utilities may seek relief for extraordinary projects or programs through the Exceptional Project Recovery Mechanism (EPRM) (formerly known as the Major Project Interim Recovery adjustment mechanism) and earn financial rewards for exemplary performance as provided through a portfolio of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Performance Incentive Mechanisms (PIMs) and Shared Savings Mechanisms (SSMs). The PBR Framework incorporates a variety of additional performance mechanisms, including Scorecards, Reported Metrics, and an expedited Pilot Process. The PBR Framework also contains a number of safeguards, including a symmetric Earnings Sharing Mechanism (ESM) which protects the Utilities and customers from excessive earnings or losses, as measured by the Utilities’ achieved rate-making ROACE and a Re-Opener mechanism, under which the PUC will open an examination, at its discretion, to determine if adjustments or modifications to specific PBR mechanisms are appropriate. The PBR Framework became fully effective on June 1, 2021.
On June 17, 2022, the PUC issued a decision and order (June 2022 D&O) establishing additional PIMs under the PBR Framework for the Utilities. In 2021, the PUC Staff originally proposed consideration of 11 PIMs and other mechanisms to address identified areas of concern. Seven of the staff proposed PIMs were designed as penalty-only. The June 2022 D&O approved two new PIMs, a new SSM, and extended the timeframe for an existing PIM. Of the new PIMs, only one is penalty-only. Specifically, the PUC approved (1) a new (penalty-only) generation-caused interruption reliability PIM, (2) a new (penalty/reward) interconnection requirements study (IRS) PIM, (3) a new (reward-only) Collective Shared Savings Mechanism (CSSM), and (4) a modification and extension of the existing interim (reward-only) Grid Services PIM. On November 23, 2022, the PUC approved the Utilities’ proposed tariffs to implement the aforementioned PIMs with an effective date of January 1, 2023.
In addition, the June 2022 D&O instructed the Utilities to prepare and submit: a detailed fossil fuel retirement report (FF Retirement Report) outlining necessary steps to safely and reliably retire certain existing fossil fuel power plants during the first multi-year rate period (MRP); and a functional integration plan (FIP) for distributed energy resources (DER) to increase transparency into the Utilities’ plans and progress for utilizing cost-effective grid services from DERs and ensure that the necessary functionalities and requisite technologies are in place to do so. The PUC also instructed the PBR Working Group to continue its ongoing collaborative efforts to consider other potential new incentive mechanisms and to address other issues raised during the proceeding. On November 29, 2022, the PUC held a PBR Working Group Meeting to discuss next steps supporting future efforts.
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
Exceptional project recovery mechanism. Prior to the implementation of the PBR Framework, the PUC established the Major Project Interim Recovery (MPIR) adjustment mechanism and MPIR Guidelines. The MPIR mechanism provides the opportunity to recover revenues for net costs of approved eligible projects placed in service between general rate cases. In establishing the PBR Framework, the MPIR Guidelines were terminated and replaced with the EPRM Guidelines. Although the MPIR Guidelines were terminated and replaced by the EPRM Guidelines, the MPIR mechanism will continue within the PBR Framework to provide recovery of project costs previously approved for recovery under the MPIR. The established EPRM Guidelines permit the Utilities to include the full amount of approved costs in the EPRM for recovery in the first year the project goes into service, pro-rated for the portion of the year the project is in service. Deferred and O&M expense projects are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
also eligible for EPRM recovery under the EPRM Guidelines. EPRM recoverable costs will be limited to the lesser of actual incurred project costs or PUC-approved amounts, net of savings.
As of December 31, 2022, the Utilities annualized MPIR and EPRM revenue amounts totaled $26.2 million, including revenue taxes, for the Schofield Generating Station ($16.5 million), West Loch PV Project ($3.5 million), Grid Modernization Strategy (GMS) Phase 1 project ($6.1 million for all three utilities) and Waiawa UFLS project ($0.1 million) that included the 2022 return on project amount (based on approved amounts) in rate base, depreciation and incremental O&M expenses. The PUC approved the Utilities’ recovery of the annualized 2022 MPIR amounts for the Schofield Generating Station, West Loch PV, and GMS Phase 1 projects effective June 1, 2022 through the RBA rate adjustment. Recovery of the incremental change to the West Loch PV project and Waiawa UFLS project were approved on December 7, 2022 and December 5, 2022, respectively.
As of December 31, 2022, the PUC approved two EPRM applications for projects totaling $41 million to the extent that the project costs are not included in rates. Currently, the Utilities have outstanding applications seeking EPRM recovery for six projects with total project costs of $472 million, subject to PUC approval.
Pilot process. As part of the PBR Framework, the PUC approved a Pilot Process to foster innovation by establishing an expedited implementation process for pilots that test new technologies, programs, business models, and other arrangements. Under the Pilot Process, the Utilities submit specific pilot proposals (Pilot Notices) that are within the scope of the approved Workplan to the PUC for their expedited review. The PUC will strive to issue an order addressing a proposed pilot within 45 days of the filing date of a Pilot Notice. If the PUC does not take affirmative action on a Pilot Notice by the end of the 45-day period, the Pilot Notice shall be considered approved as submitted. The PUC may modify the pilot as originally proposed, and the Utilities shall have 15 days to notify the PUC whether the Utilities accept the modification, propose further modification, or withdraw the Pilot Notice. The PUC may also, where necessary, suspend the Pilot Notice for further investigation.
The approved Pilot Process includes a cost recovery process that generally allows the Utilities to defer and recover total annual expenditures of approved pilot projects, subject to an annual cap of $10 million, over twelve months beginning June 1 of the year following pilot implementation through the RBA rate adjustment, although the PUC may determine on a case-by-case basis that a particular project’s deferred costs should be amortized over a period greater than twelve months
On February 28, 2022, the Utilities filed their first annual Pilot Update report covering pilot projects that were approved and initiated prior to the commencement of the newly instituted Pilot Process. The Pilot Update reported on approximately $0.1 million of 2021 deferred costs which was incorporated in the Utilities’ adjustments to target revenue in the 2022 spring revenue report. The PUC approved the Utilities’ recovery of the 2021 Pilot amounts effective June 1, 2022 through the RBA rate adjustment.
On October 26, 2022, the Utilities filed a Pilot Notice to commence a Clearinghouse Pilot project in January 2023, to establish a cloud-based data analytics clearinghouse repository. On December 8, 2022, the PUC approved the Utilities Clearinghouse Pilot project.
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
•Service Reliability Performance measured by Transmission and Distribution-caused System Average Interruption Duration and Frequency Indexes (penalties only). Target performance is based on each utility’s historical 10-year average performance with a deadband of one standard deviation. The maximum penalty for each performance index is 20 basis points applied to the common equity share of each respective utility’s approved rate base (or maximum penalties of approximately $6.8 million - for both indices in total for the three utilities). For the 2022 evaluation period, the Utilities accrued $0.1 million in estimated penalties.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
•Phase 1 RFP PIM. Procurement of low-cost variable renewable resources through the RFP process in 2018 is measured by comparison of the procurement price to target prices. The first portion of the incentive was earned upon PUC approval of the PPAs. Based on the seven PPAs approved in 2019, the Utilities recognized $1.7 million in 2019 with the remaining award to be recognized in the year following the in-service date of the projects, which is estimated to occur from 2023 to 2025.
•Phase 2 RFP PIMs. The PUC order issued on October 9, 2019 establishes pricing thresholds, timelines to complete contracting, and other performance criteria for the performance incentive eligibility. The PIMs provide incentives only without penalties. On July 9, 2020, the Utilities filed two Grid Services Purchase Agreements (GSPA) for the Grid Service RFP that potentially qualify for a demand response PIM; however, details of the incentive metrics will be determined by the PUC. On September 15, 2020, the Utilities filed one PPA that qualified for a PIM incentive and on February 16, 2021, the Utilities filed one additional PPA that qualified for a declining PIM incentive. The PUC approved two PPAs in September 2021 and November 2021, and two GSPAs on December 31, 2020. Based on the two approved PPAs, the Utilities recognized $0.1 million in rewards in 2021.
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
•Grid Services PIM that provides financial rewards on a $/kW basis for the acquisition of eligible grid services. The eligibility period for this PIM initially commenced on January 1, 2021 and was scheduled to end on December 31, 2022. However, the June 2022 D&O extended the eligibility period for this PIM through December 31, 2023. The June 2022 D&O also increased the incentive rate for the acquisition of load reduction grid services. During the PIM performance period, newly acquired committed capacity in the Oahu Scheduled Dispatch Program (SDP), the Oahu Fast DR program (up to the 7 MW cap), and the Maui SDP program shall qualify for the incentive. The Utilities can earn a maximum reward of $1.5 million from 2021 through 2023. In 2022, the Utilities accrued $0.04 million in estimated rewards.
•The PUC also previously established the following three PIMs in its PBR D&O, which were approved by the PUC on May 17, 2021 and became effective on June 1, 2021.
•Interconnection Approval PIM that provides financial rewards and penalties for interconnection times for DER systems <100 kW in size. The Utilities can earn a total annual maximum reward of $3.0 million or a total annual maximum penalty of $0.9 million. In 2022, the Utilities accrued $3.0 million in estimated rewards.
•Low-to-Moderate Income (LMI) Energy Efficiency PIM that provides financial rewards for collaboration between the Utilities and the third-party Public Benefits Fee Administrator to deliver energy savings for low- and moderate-income customers. The Utilities can earn a total annual maximum reward of $2.0 million. The PIM will initially have a duration of three years and be subject to an annual review. The evaluation period is based on Hawaii Energy’s program year with the initial evaluation year being the period of July 1, 2021 through June 30, 2022. The Utilities accrued $0.4 million in estimated rewards for the program period ending June 30, 2022.
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
•The PUC established the following new PIMs and SSM in its June 2022 D&O, which became effective on January 1, 2023.
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
•A CSSM to incentivize cost control over the Utilities’ fuel, purchased power, and EPRM/MPIR costs (collectively, non-ARA costs). This is a reward only incentive where the Utilities retain 20% share of savings when non-ARA costs in a performance year are lower than target year non-ARA costs, which are adjusted for changes in fuel prices, inflation, and system generation from a base year (calendar year 2021). The CSSM does not have a potential penalty and does not have a cap for maximum reward.
For the 2022 evaluation period, the Utilities accrued $3.4 million ($2.4 million for Hawaiian Electric, $0.5 million for Hawaii Electric Light and $0.5 million for Maui Electric) in estimated rewards net of penalties. The net rewards related to 2022 will be reflected in the 2023 PIMs annual report and 2023 spring revenue report filings with the exception of the LMI Energy Efficiency PIM that is pending verification of data by the PUC’s third-party evaluator.
Annual review cycle. PBR D&O established an annual review cycle for revenue adjustments under the PBR Framework, including the biannual submission of the revenue reports. The Utilities fall revenue report filed on October 31, 2022 was approved by the PUC on December 16, 2022. The filing reflected ARA revenues for 2023 to be collected from January 1 through December 31, 2023, as follows:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
2023 ARA revenues	$27.0	$6.6	$6.5	$40.1
Management Audit savings commitment	(4.6)	(1.0)	(1.0)	(6.6)
Net 2023 ARA revenues	$22.4	$5.6	$5.5	$33.5

The net incremental amounts between the 2022 spring and fall revenue reports are shown in the following table. The amounts are to be collected (refunded) from January 1 through December 31, 2023 under the RBA rate tariffs, which were included in the 2022 fall revenue report filing.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
Incremental ARA revenues	$27.0	$6.6	$6.5	$40.1
Annual change in accrued RBA balance through September 30, 2022 (and associated revenue taxes)	(3.6)	(6.7)	(3.2)	(13.5)
Incremental Performance Incentive Mechanisms (net)	—	—	(0.1)	(0.1)
Incremental EPRM/MPIR Revenue Adjustment	0.3	—	—	0.3
Net incremental amount to be collected under the RBA rate tariffs	$23.6	$(0.1)	$3.3	$26.8
Note: Columns may not foot due to rounding.
Regulatory assets for COVID-19 related costs. On May 4, 2020, the PUC issued an order, authorizing all utilities, including the Utilities, to establish regulatory assets to record costs resulting from the suspension of disconnections of service during the pendency of the Governor’s Emergency Proclamation and until otherwise ordered by the PUC. In future proceedings, the PUC will consider the reasonableness of the costs, the appropriate period of recovery, any amount of carrying costs thereon, and any savings directly attributable to suspension of disconnects, and other related matters. As part of the order, the PUC prohibits the Utilities from charging late payment fees on past due payments. As the moratorium on customer disconnections ended on May 31, 2021, the Utilities have resumed charging late payment fees in July 2021. Pursuant to PUC orders, the deferral of COVID-19 related costs by the Utilities ended on December 31, 2020. On October 1, 2021, the PUC approved the Utilities’ request to extend the deferral period to December 31, 2021. In December 2021, to keep customers connected and provide some relief to customers experiencing financial difficulty during the pandemic, the Utilities committed to issuing $2 million in bill credits to qualified customers. The Utilities will not seek recovery for the issued bill credits resulting in a reduction to the cumulative deferred costs. On June 9, 2022, the Utilities filed an application with the PUC, requesting recovery of a portion of the COVID-19 related deferral costs, net of cost savings realized, not to exceed the amount of $27.8 million over three years, from June 2023 through May 2026. Annual requests will be limited to actual costs incurred. As of December 31, 2022, the Utilities have recorded $11.4 million in regulatory assets for deferral of COVID-19 related costs. The updated amounts have been reflected in the Utilities’ Supplemental Response to the PUC filed on January 12, 2023. On January 25, 2023, the PUC issued an order to modify the procedural schedule to allow more time for more discovery and consideration of the application.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Army privatization. On October 30, 2020, the PUC approved Hawaiian Electric’s 50-year contract with the U.S. Army to own, operate and maintain the electric distribution system serving the U.S. Army’s 12 installations on Oahu, including Schofield Barracks, Wheeler Army Airfield, Tripler Army Medical Center, Fort Shafter, and Army housing areas. On March 1, 2022, Hawaiian Electric acquired the Army’s existing distribution system for a purchase price of $14.5 million, and will pay the Army in the form of a monthly credit against the monthly utility services charge over the 50-year term of the contract. The acquisition of additional assets contemplated in the contract, with an estimated value of $4 million, is planned for 2024.
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
Consolidating financial information. Consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the years ended December 31, 2022, 2021 and 2020, and as of December 31, 2022 and 2021.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of income
Year ended December 31, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$2,452,969	485,590	470,355	(327)	[1]	$3,408,587
Expenses
Fuel oil	917,801	133,238	214,575	—		1,265,614
Purchased power	601,235	143,636	48,713	—		793,584
Other operation and maintenance	326,785	85,110	85,706	—		497,601
Depreciation	158,725	41,404	35,295	—		235,424
Taxes, other than income taxes	228,843	44,685	43,645	—		317,173
Total expenses	2,233,389	448,073	427,934	—		3,109,396
Operating income	219,580	37,517	42,421	(327)		299,191
Allowance for equity funds used during construction	8,464	898	1,212	—		10,574
Equity in earnings of subsidiaries	47,493	—	—	(47,493)	[2]	—
Retirement defined benefits credit (expense)—other than service costs	3,296	666	(127)	—		3,835
Interest expense and other charges, net	(55,260)	(10,659)	(10,824)	327	[1]	(76,416)
Allowance for borrowed funds used during construction	2,769	277	370	—		3,416
Income before income taxes	226,342	28,699	33,052	(47,493)		240,600
Income taxes	36,333	6,349	6,994	—		49,676
Net income	190,009	22,350	26,058	(47,493)		190,924
Preferred stock dividends of subsidiaries	—	534	381	—		915
Net income attributable to Hawaiian Electric	190,009	21,816	25,677	(47,493)		190,009
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—		1,080
Net income for common stock	$188,929	21,816	25,677	(47,493)		$188,929

Consolidating statement of comprehensive income
Year ended December 31, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$188,929	21,816	25,677	(47,493)		$188,929
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net gains arising during the period, net of taxes	187,193	44,411	44,386	(88,797)	[1]	187,193
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes	18,884	2,811	2,584	(5,395)	[1]	18,884
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(199,936)	(46,841)	(46,694)	93,535	[1]	(199,936)
Other comprehensive income, net of taxes	6,141	381	276	(657)		6,141
Comprehensive income attributable to common shareholder	$195,070	22,197	25,953	(48,150)		$195,070

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of income
Year ended December 31, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$1,793,372	381,033	365,256	(25)	[1]	$2,539,636
Expenses
Fuel oil	442,818	80,086	121,445	—		644,349
Purchased power	508,642	108,997	52,855	—		670,494
Other operation and maintenance	313,009	79,390	83,013	—		475,412
Depreciation	155,607	40,201	33,661	—		229,469
Taxes, other than income taxes	170,604	35,499	34,251	—		240,354
Total expenses	1,590,680	344,173	325,225	—		2,260,078
Operating income	202,692	36,860	40,031	(25)		279,558
Allowance for equity funds used during construction	7,734	586	1,214	—		9,534
Equity in earnings of subsidiaries	45,353	—	—	(45,353)	[2]	—
Retirement defined benefits credit (expense)—other than service costs	3,348	670	(128)	—		3,890
Interest expense and other charges, net	(51,680)	(10,353)	(10,439)	25	[1]	(72,447)
Allowance for borrowed funds used during construction	2,617	197	436	—		3,250
Income before income taxes	210,064	27,960	31,114	(45,353)		223,785
Income taxes	31,342	6,246	6,560	—		44,148
Net income	178,722	21,714	24,554	(45,353)		179,637
Preferred stock dividends of subsidiaries	—	534	381	—		915
Net income attributable to Hawaiian Electric	178,722	21,180	24,173	(45,353)		178,722
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—		1,080
Net income for common stock	$177,642	21,180	24,173	(45,353)		$177,642

Consolidating statement of comprehensive income
Year ended December 31, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$177,642	21,180	24,173	(45,353)		$177,642
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net losses arising during the period, net of tax benefits	151,523	17,902	16,572	(34,474)	[1]	151,523
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes	19,461	2,749	2,553	(5,302)	[1]	19,461
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(171,345)	(20,585)	(18,898)	39,483	[1]	(171,345)
Other comprehensive income (loss), net of tax benefits	(361)	66	227	(293)		(361)
Comprehensive income attributable to common shareholder	$177,281	21,246	24,400	(45,646)		$177,281

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of income
Year ended December 31, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$1,608,305	334,221	323,430	(636)	[1]	$2,265,320
Expenses
Fuel oil	354,087	72,202	88,985	—		515,274
Purchased power	446,672	73,120	48,957	—		568,749
Other operation and maintenance	311,781	73,746	88,665	—		474,192
Depreciation	151,387	39,041	32,305	—		222,733
Taxes, other than income taxes	154,191	31,181	30,450	—		215,822
Total expenses	1,418,118	289,290	289,362	—		1,996,770
Operating income	190,187	44,931	34,068	(636)		268,550
Allowance for equity funds used during construction	7,335	543	890	—		8,768
Equity in earnings of subsidiaries	47,504	—	—	(47,504)	[2]	—
Retirement defined benefits credit (expense)—other than service costs	(1,294)	672	(141)	—		(763)
Interest expense and other charges, net	(48,775)	(10,004)	(9,651)	636	[1]	(67,794)
Allowance for borrowed funds used during construction	2,540	160	292	—		2,992
Income before income taxes	197,497	36,302	25,458	(47,504)		211,753
Income taxes	27,077	8,275	5,066	—		40,418
Net income	170,420	28,027	20,392	(47,504)		171,335
Preferred stock dividends of subsidiaries	—	534	381	—		915
Net income attributable to Hawaiian Electric	170,420	27,493	20,011	(47,504)		170,420
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—		1,080
Net income for common stock	$169,340	27,493	20,011	(47,504)		$169,340

Consolidating statement of comprehensive income
Year ended December 31, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$169,340	27,493	20,011	(47,504)		$169,340
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net gains (losses) arising during the period, net of taxes	(63,050)	(9,424)	(10,897)	20,321	[1]	(63,050)
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes	21,550	3,179	2,763	(5,942)	[1]	21,550
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	39,860	6,025	8,000	(14,025)	[1]	39,860
Other comprehensive loss, net of tax benefits	(1,640)	(220)	(134)	354		(1,640)
Comprehensive income attributable to common shareholder	$167,700	27,273	19,877	(47,150)		$167,700

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating balance sheet
December 31, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,860	5,606	3,594	—	—		52,060
Plant and equipment	5,260,685	1,425,442	1,293,383	—	—		7,979,510
Finance lease right-of-use assets	48,371	—	—	—	—		48,371
Less accumulated depreciation	(1,855,150)	(644,457)	(586,892)	—	—		(3,086,499)
Construction in progress	215,560	23,989	35,804	—	—		275,353
Utility property, plant and equipment, net	3,712,326	810,580	745,889	—	—		5,268,795
Nonutility property, plant and equipment, less accumulated depreciation	5,298	115	1,532	—	—		6,945
Total property, plant and equipment, net	3,717,624	810,695	747,421	—	—		5,275,740
Investment in wholly-owned subsidiaries, at equity	701,833	—	—	—	(701,833)	[2]	—
Current assets
Cash and cash equivalents	27,579	5,092	6,494	77	—		39,242
Advances to affiliates	—	4,500	21,700	—	(26,200)	[1]	—
Customer accounts receivable, net	216,802	39,339	32,197	—	—		288,338
Accrued unbilled revenues, net	136,508	23,839	22,933	—	—		183,280
Other accounts receivable, net	23,746	5,519	6,686	—	(22,384)	[1]	13,567
Fuel oil stock, at average cost	153,342	16,964	21,224	—	—		191,530
Materials and supplies, at average cost	48,130	9,783	21,655	—	—		79,568
Prepayments and other	24,040	6,346	4,137	—	(1,041)	[1]	33,482
Regulatory assets	46,504	2,435	3,334	—	—		52,273
Total current assets	676,651	113,817	140,360	77	(49,625)		881,280
Other long-term assets
Operating lease right-of-use assets	42,752	34,283	12,283	—	—		89,318
Regulatory assets	154,040	21,816	14,384	—	—		190,240
Other	115,028	32,654	29,495	—	(16,288)	[1]	160,889
Total other long-term assets	311,820	88,753	56,162	—	(16,288)		440,447
Total assets	$5,407,928	1,013,265	943,943	77	(767,746)		$6,597,467
Capitalization and liabilities
Capitalization
Common stock equity	$2,344,170	344,720	357,036	77	(701,833)	[2]	$2,344,170
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—		34,293
Long-term debt, net	1,126,915	224,439	233,500	—	—		1,584,854
Total capitalization	3,493,378	576,159	595,536	77	(701,833)		3,963,317
Current liabilities
Current portion of operating lease liabilities	9,775	6,690	2,630	—	—		19,095
Current portion of long-term debt, net	49,981	19,992	29,989	—	—		99,962
Short-term borrowings-non-affiliate	87,967	—	—	—	—		87,967
Short-term borrowings-affiliate	26,200	—	—	—	(26,200)	[1]	—
Accounts payable	143,253	32,113	27,126	—	—		202,492
Interest and preferred dividends payable	12,398	2,576	2,282	—	(80)	[1]	17,176
Taxes accrued, including revenue taxes	207,798	42,436	40,709	—	(1,041)	[1]	289,902
Regulatory liabilities	13,145	8,553	9,777	—	—		31,475
Other	64,659	20,856	22,385	—	(22,304)	[1]	85,596
Total current liabilities	615,176	133,216	134,898	—	(49,625)		833,665
Deferred credits and other liabilities
Operating lease liabilities	41,049	27,817	9,849	—	—		78,715
Finance lease liabilities	46,048	—	—	—	—		46,048
Deferred income taxes	271,234	50,615	62,581	—	—		384,430
Regulatory liabilities	729,683	194,222	100,270	—	—		1,024,175
Unamortized tax credits	69,614	13,150	12,536	—	—		95,300
Defined benefit pension and other postretirement benefit plans liability	65,907	129	—	—	(16,288)	[1]	49,748
Other	75,839	17,957	28,273		—		122,069
Total deferred credits and other liabilities	1,299,374	303,890	213,509	—	(16,288)		1,800,485
Total capitalization and liabilities	$5,407,928	1,013,265	943,943	77	(767,746)		$6,597,467

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating balance sheet
December 31, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,737	5,606	3,594	—	—		$51,937
Plant and equipment	5,097,033	1,390,361	1,248,589	—	—		7,735,983
Less accumulated depreciation	(1,757,096)	(619,991)	(563,430)	—	—		(2,940,517)
Construction in progress	159,854	17,129	27,586	—	—		204,569
Utility property, plant and equipment, net	3,542,528	793,105	716,339	—	—		5,051,972
Nonutility property, plant and equipment, less accumulated depreciation	5,302	115	1,532	—	—		6,949
Total property, plant and equipment, net	3,547,830	793,220	717,871	—	—		5,058,921
Investment in wholly-owned subsidiaries, at equity	676,237	—	—	—	(676,237)	[2]	—
Current assets
Cash and cash equivalents	23,344	5,326	23,422	77	—		52,169
Restricted cash	3,089	—	—	—	—		3,089
Advances to affiliates	1,000	—	—	—	(1,000)	[1]	—
Customer accounts receivable, net	135,949	28,469	22,441	—	—		186,859
Accrued unbilled revenues, net	92,469	19,529	17,157	—	—		129,155
Other accounts receivable, net	18,624	3,347	3,031	—	(17,735)	[1]	7,267
Fuel oil stock, at average cost	71,184	12,814	20,080	—	—		104,078
Materials and supplies, at average cost	42,006	9,727	20,144	—	—		71,877
Prepayments and other	32,140	6,052	7,114	—	725	[1]	46,031
Regulatory assets	58,695	3,051	4,918	—	—		66,664
Total current assets	478,500	88,315	118,307	77	(18,010)		667,189
Other long-term assets
Operating lease right-of-use assets	78,710	22,442	318	—	—		101,470
Regulatory assets	337,903	81,645	79,331	—	—		498,879
Other	130,546	17,124	18,510	—	(1,014)	[1]	165,166
Total other long-term assets	547,159	121,211	98,159	—	(1,014)		765,515
Total assets	$5,249,726	1,002,746	934,337	77	(695,261)		$6,491,625
Capitalization and liabilities
Capitalization
Common stock equity	$2,261,899	332,900	343,260	77	(676,237)	[2]	$2,261,899
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—		34,293
Long-term debt, net	1,136,620	234,390	253,417	—	—		1,624,427
Total capitalization	3,420,812	574,290	601,677	77	(676,237)		3,920,619
Current liabilities
Current portion of operating lease liabilities	45,955	3,378	35	—	—		49,368
Current portion of long-term debt	39,981	11,994	—	—	—		51,975
Short-term borrowings-affiliate	—	1,000	—	—	(1,000)	[1]	—
Accounts payable	111,024	26,139	22,844	—	—		160,007
Interest and preferred dividends payable	12,442	2,617	2,269	—	(3)	[1]	17,325
Taxes accrued, including revenue taxes	143,723	33,153	30,679	—	725	[1]	208,280
Regulatory liabilities	22,240	3,247	4,273	—	—		29,760
Other	56,752	14,158	18,540	—	(17,881)	[1]	71,569
Total current liabilities	432,117	95,686	78,640	—	(18,159)		588,284
Deferred credits and other liabilities
Operating lease liabilities	46,426	19,063	291	—	—		65,780
Deferred income taxes	291,027	53,298	64,309	—	—		408,634
Regulatory liabilities	695,152	179,267	92,589	—	—		967,008
Unamortized tax credits	76,201	14,212	13,532	—	—		103,945
Defined benefit pension and other postretirement benefit plans liability	220,480	48,900	53,257	—	(857)	[1]	321,780
Other	67,511	18,030	30,042	—	(8)		115,575
Total deferred credits and other liabilities	1,396,797	332,770	254,020	—	(865)		1,982,722
Total capitalization and liabilities	$5,249,726	1,002,746	934,337	77	(695,261)		$6,491,625

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statements of changes in common stock equity

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2019	$2,047,352	298,998	292,870	101	(591,969)	$2,047,352
Net income for common stock	169,340	27,493	20,011	—	(47,504)	169,340
Other comprehensive loss, net of taxes	(1,640)	(220)	(134)	—	354	(1,640)
Issuance of common stock, net of expenses	34,000	7,500	11,000	—	(18,500)	34,000
Common stock dividends	(107,134)	(16,320)	(14,384)	—	30,704	(107,134)
Dissolution of subsidiary	—	—	—	(24)	24	—
Balance, December 31, 2020	2,141,918	317,451	309,363	77	(626,891)	2,141,918
Net income for common stock	177,642	21,180	24,173	—	(45,353)	177,642
Other comprehensive income (loss), net of taxes	(361)	66	227	—	(293)	(361)
Issuance of common stock, net of expenses	54,400	8,803	24,597	—	(33,400)	54,400
Common stock dividends	(111,700)	(14,600)	(15,100)	—	29,700	(111,700)
Balance, December 31, 2021	2,261,899	332,900	343,260	77	(676,237)	2,261,899
Net income for common stock	188,929	21,816	25,677	—	(47,493)	188,929
Other comprehensive income, net of taxes	6,141	381	276	—	(657)	6,141
Issuance of common stock, net of expenses	13,101	6,023	3,023	—	(9,046)	13,101
Common stock dividends	(125,900)	(16,400)	(15,200)	—	31,600	(125,900)
Balance, December 31, 2022	2,344,170	344,720	357,036	77	(701,833)	2,344,170

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of cash flows
Year ended December 31, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$190,009	22,350	26,058	—	(47,493)	[2]	$190,924
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(47,493)	—	—	—	47,493	[2]	—
Common stock dividends received from subsidiaries	31,600	—	—	—	(31,600)	[2]	—
Depreciation of property, plant and equipment	158,725	41,404	35,295	—	—		235,424
Other amortization	16,708	4,996	3,616	—	—		25,320
Deferred income taxes	(33,648)	(4,040)	(3,727)	—	—		(41,415)
State refundable credit	(7,375)	(1,734)	(1,890)	—	—		(10,999)
Bad debt expense	4,175	1,073	779				6,027
Allowance for equity funds used during construction	(8,464)	(898)	(1,212)	—	—		(10,574)
Other	(65)	(50)	(24)	—	—		(139)
Changes in assets and liabilities:
Increase in accounts receivable	(74,067)	(11,644)	(10,680)	—	4,649	[1]	(91,742)
Increase in accrued unbilled revenues	(43,972)	(4,289)	(5,762)	—	—		(54,023)
Increase in fuel oil stock	(82,158)	(4,150)	(1,144)	—	—		(87,452)
Increase in materials and supplies	(6,124)	(56)	(1,511)	—	—		(7,691)
Decrease in regulatory assets	28,076	1,546	4,978	—	—		34,600
Increase in regulatory liabilities	28,621	7,977	8,290		—		44,888
Increase in accounts payable	18,657	3,294	404	—	—		22,355
Change in prepaid and accrued income taxes, tax credits and revenue taxes	77,903	11,117	14,178	—	—		103,198
Decrease in defined benefit pension and other postretirement benefit plans liability	(3,545)	(626)	(657)	—	—		(4,828)
Change in other assets and liabilities	(17,884)	213	(3,623)	—	(4,649)	[1]	(25,943)
Net cash provided by operating activities	229,679	66,483	63,368	—	(31,600)		327,930
Cash flows from investing activities
Capital expenditures	(223,223)	(49,004)	(57,230)	—	—		(329,457)
Advances from affiliates	1,000	(4,500)	(21,700)	—	25,200	[1]	—
Other	(5,687)	760	1,253	—	9,046	[1],[2]	5,372
Net cash used in investing activities	(227,910)	(52,744)	(77,677)	—	34,246		(324,085)
Cash flows from financing activities
Common stock dividends	(125,900)	(16,400)	(15,200)	—	31,600	[2]	(125,900)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from issuance of common stock	13,101	6,023	3,023	—	(9,046)	[2]	13,101
Proceeds from issuance of long-term debt	40,000	10,000	10,000	—	—		60,000
Repayment of long-term debt	(40,000)	(12,000)	—	—	—		(52,000)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	114,167	(1,000)	—	—	(25,200)	[1]	87,967
Payments of obligations under finance leases	(670)	—	—	—	—		(670)
Other	(241)	(62)	(61)	—	—		(364)
Net cash provided by (used in) financing activities	(623)	(13,973)	(2,619)	—	(2,646)		(19,861)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,146	(234)	(16,928)	—	—		(16,016)
Cash, cash equivalents and restricted cash, January 1	26,433	5,326	23,422	77	—		55,258
Cash, cash equivalents and restricted cash, December 31	27,579	5,092	6,494	77	—		39,242
Less: Restricted cash	—	—	—	—	—		—
Cash and cash equivalents, December 31	$27,579	5,092	6,494	77	—		$39,242

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of cash flows
Year ended December 31, 2021

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$178,722	21,714	24,554	—	(45,353)	[2]	$179,637
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(45,353)	—	—	—	45,353	[2]	—
Common stock dividends received from subsidiaries	29,700	—	—	—	(29,700)	[2]	—
Depreciation of property, plant and equipment	155,607	40,201	33,661	—	—		229,469
Other amortization	16,688	3,532	1,517	—	—		21,737
Deferred income taxes	(3,191)	(1,955)	1,317	—	—		(3,829)
State refundable credit	(7,120)	(1,672)	(1,790)	—	—		(10,582)
Bad debt expense	1,159	509	515	—	—		2,183
Allowance for equity funds used during construction	(7,734)	(586)	(1,214)	—	—		(9,534)
Bill credits	1,400	300	300	—	—		2,000
Other	366	(41)	1,025	—	—		1,350
Changes in assets and liabilities:
Increase in accounts receivable	(41,727)	(6,832)	(3,071)	—	1,540	[1]	(50,090)
Increase in accrued unbilled revenues	(18,345)	(5,816)	(3,303)	—	—		(27,464)
Increase in fuel oil stock	(32,407)	(4,343)	(9,090)	—	—		(45,840)
Decrease (increase) in materials and supplies	(3,220)	169	(1,482)	—	—		(4,533)
Decrease (increase) in regulatory assets	(15,422)	24	1,524	—	—		(13,874)
Increase (decrease) in regulatory liabilities	16,269	(1,031)	120				15,358
Decrease in accounts payable	9,828	4,723	3,120	—	—		17,671
Change in prepaid and accrued income taxes, tax credits and revenue taxes	21,217	3,861	1,938	—	(86)	[1]	26,930
Decrease in defined benefit pension and other postretirement benefit plans liability	(3,480)	(950)	(724)	—	—		(5,154)
Change in other assets and liabilities	(36,733)	(5,833)	(8,196)	—	(1,540)	[1]	(52,302)
Net cash provided by operating activities	216,224	45,974	40,721	—	(29,786)		273,133
Cash flows from investing activities
Capital expenditures	(194,984)	(50,516)	(46,500)	—	—		(292,000)
Advances from affiliates	25,700	—	—	—	(25,700)	[1]	—
Other	(29,596)	1,072	1,073		33,486	[1],[2]	6,035
Net cash used in investing activities	(198,880)	(49,444)	(45,427)	—	7,786		(285,965)
Cash flows from financing activities
Common stock dividends	(111,700)	(14,600)	(15,100)	—	29,700	[2]	(111,700)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from the issuance of common stock	54,400	8,803	24,597	—	(33,400)	[2]	54,400
Proceeds from the issuance of long-term debt	60,000	30,000	25,000	—	—		115,000
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	—	(17,800)	(7,900)	—	25,700	[1]	—
Repayment of short-term debt	(50,000)	—	—	—	—		(50,000)
Other	(702)	(119)	(120)	—	—		(941)
Net cash provided by (used in) financing activities	(49,082)	5,750	26,096	—	22,000		4,764
Net increase (decrease) in cash, cash equivalents and restricted cash	(31,738)	2,280	21,390	—	—		(8,068)
Cash, cash equivalents and restricted cash, January 1	58,171	3,046	2,032	77	—		63,326
Cash, cash equivalents and restricted cash, December 31	26,433	5,326	23,422	77	—		55,258
Less: Restricted cash	(3,089)	—	—	—	—		(3,089)
Cash and cash equivalents, December 31	$23,344	5,326	23,422	77	—		$52,169

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating statement of cash flows
Year ended December 31, 2020

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$170,420	28,027	20,392	—	(47,504)	[2]	$171,335
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(47,504)	—	—	—	47,504	[2]	—
Common stock dividends received from subsidiaries	30,704	—	—	—	(30,704)	[2]	—
Depreciation of property, plant and equipment	151,387	39,041	32,305	—	—		222,733
Other amortization	24,511	5,090	4,145	—	—		33,746
Deferred income taxes	2,130	(463)	1,484	—	—		3,151
State refundable credit	(6,668)	(1,593)	(1,700)	—	—		(9,961)
Bad debt expense	1,042	620	453	—	—		2,115
Allowance for equity funds used during construction	(7,335)	(543)	(890)	—	—		(8,768)
Accrued environmental reserve	6,556	—	—	—	—		6,556
Other	1,201	1,322	87	—	—		2,610
Changes in assets and liabilities:
Increase in accounts receivable	(8,093)	(3,349)	(1,343)	—	5,499	[1]	(7,286)
Decrease in accrued unbilled revenues	8,832	3,327	3,126	—	—		15,285
Decrease (increase) in fuel oil stock	30,226	430	3,043	—	—		33,699
Increase in materials and supplies	(3,910)	(1,583)	(1,149)	—	—		(6,642)
Decrease (increase) in regulatory assets	8,526	(2,908)	(4,611)	—	—		1,007
Decrease in regulatory liabilities	(5,490)	(4,489)	(6,583)				(16,562)
Decrease in accounts payable	(26,093)	(1,819)	(5,217)	—	—		(33,129)
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(25,757)	(5,483)	(5,998)	—	58	[1]	(37,180)
Decrease in defined benefit pension and other postretirement benefit plans liability	(3,092)	(643)	(571)	—	—		(4,306)
Change in other assets and liabilities	(21,124)	(8,864)	3,635	—	(5,499)	[1]	(31,852)
Net cash provided by operating activities	280,469	46,120	40,608	—	(30,646)		336,551
Cash flows from investing activities
Capital expenditures	(229,127)	(64,346)	(57,391)	—	—		(350,864)
Advances to affiliates	1,000	8,000	—	—	(9,000)	[1]	—
Other	(14,340)	1,032	960	(24)	18,442	[1][2]	6,070
Net cash used in investing activities	(242,467)	(55,314)	(56,431)	(24)	9,442		(344,794)
Cash flows from financing activities
Common stock dividends	(107,134)	(16,320)	(14,384)	—	30,704	[2]	(107,134)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from the issuance of common stock	34,000	7,500	11,000	—	(18,500)	[2]	34,000
Proceeds from the issuance of long-term debt	205,000	10,000	40,000	—	—		255,000
Repayment of long-term debt and funds transferred for repayment of long-term debt	(95,000)	(14,000)	—	—	—		(109,000)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(46,987)	18,800	(19,800)	—	9,000	[1]	(38,987)
Proceeds from issuance of short-term debt	100,000	—	—	—	—		100,000
Repayment of short-term debt	(100,000)	—	—	—	—		(100,000)
Other	(1,618)	(214)	(377)	—	—		(2,209)
Net cash provided by (used in) financing activities	(12,819)	5,232	16,058	—	21,204		29,675
Net increase (decrease) in cash, cash equivalents and restricted cash	25,183	(3,962)	235	(24)	—		21,432
Cash, cash equivalents and restricted cash, January 1	32,988	7,008	1,797	101	—		41,894
Cash, cash equivalents and restricted cash, December 31	58,171	3,046	2,032	77	—		63,326
Less: Restricted cash	(15,966)	—	—	—	—		(15,966)
Cash and cash equivalents, December 31	$42,205	3,046	2,032	77	—		$47,360
Explanation of consolidating adjustments on consolidating schedules:
[1] Eliminations of intercompany receivables and payables and other intercompany transactions
[2] Elimination of investment in subsidiaries, carried at equity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4 · Bank segment (HEI only)
Selected financial information
American Savings Bank, F.S.B.
Statements of Income and Comprehensive Income Data

Years ended December 31	2022	2021	2020
(in thousands)
Interest and dividend income
Interest and fees on loans	$207,830	$198,802	$214,134
Interest and dividends on investment securities	58,044	43,464	30,529
Total interest and dividend income	265,874	242,266	244,663
Interest expense
Interest on deposit liabilities	7,327	4,981	10,654
Interest on other borrowings	5,974	59	460
Total interest expense	13,301	5,040	11,114
Net interest income	252,573	237,226	233,549
Provision for credit losses	2,037	(25,825)	50,811
Net interest income after provision for credit losses	250,536	263,051	182,738
Noninterest income
Fees from other financial services	19,830	21,225	16,447
Fee income on deposit liabilities	18,762	16,663	16,059
Fee income on other financial products	10,291	8,770	6,381
Bank-owned life insurance	2,533	7,318	6,483
Mortgage banking income	1,692	9,305	23,734
Gain on sale of real estate	1,778	—	—
Gain on sale of investment securities, net	—	528	9,275
Other income, net	2,086	851	(256)
Total noninterest income	56,972	64,660	78,123
Noninterest expense
Compensation and employee benefits	113,839	113,970	104,443
Occupancy	24,026	20,584	21,573
Data processing	17,681	17,634	14,769
Services	10,679	10,327	11,121
Equipment	10,100	9,510	9,001
Office supplies, printing and postage	4,398	4,239	4,623
Marketing	3,968	3,870	3,435
FDIC insurance	3,591	3,235	2,342
Other expense[1]	16,985	13,783	20,283
Total noninterest expense	205,267	197,152	191,590
Income before income taxes	102,241	130,559	69,271
Income taxes	22,252	29,325	11,688
Net income	79,989	101,234	57,583
Other comprehensive income (loss), net of taxes	(298,833)	(52,728)	23,608
Comprehensive income (loss)	$(218,844)	$48,506	$81,191
1 2020, included approximately $5.1 million of certain direct and incremental COVID-19 related costs, including $2.5 million of compensation expense and $2.0 million of enhanced cleaning and sanitation costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Reconciliation to amounts per HEI Consolidated Statements of Income*:

Years ended December 31	2022	2021	2020
(in thousands)
Interest and dividend income	$265,874	$242,266	$244,663
Noninterest income	56,972	64,660	78,123
Less: Gain on sale of real estate	1,778	—	—
Less: Gain on sale of investment securities, net	—	528	9,275
*Revenues-Bank	321,068	306,398	313,511
Total interest expense	13,301	5,040	11,114
Provision for credit losses	2,037	(25,825)	50,811
Noninterest expense	205,267	197,152	191,590
Less: Retirement defined benefits expense (credit)—other than service costs	(723)	(1,828)	1,813
Add: Gain on sale of real estate	1,778	—	—
*Expenses-Bank	219,550	178,195	251,702
*Operating income-Bank	101,518	128,203	61,809
Add back: Retirement defined benefits expense (credit)—other than service costs	(723)	(1,828)	1,813
Add back: Gain on sale of investment securities, net	—	528	9,275
Income before income taxes	$102,241	$130,559	$69,271

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Balance Sheets Data

December 31		2022		2021
(in thousands)
Assets
Cash and due from banks		$153,042		$100,051
Interest-bearing deposits		3,107		151,189
Cash and cash equivalents		156,149		251,240
Investment securities
Available-for-sale, at fair value		1,429,667		2,574,618
Held-to-maturity, at amortized cost (fair value of $1,150,971 and $510,474 at December 31, 2022 and 2021, respectively)		1,251,747		522,270
Stock in Federal Home Loan Bank, at cost		26,560		10,000
Loans held for investment		5,978,906		5,211,114
Allowance for credit losses		(72,216)		(71,130)
Net loans		5,906,690		5,139,984
Loans held for sale, at lower of cost or fair value		824		10,404
Other		692,143		590,897
Goodwill		82,190		82,190
Total assets		$9,545,970		$9,181,603
Liabilities and shareholder’s equity
Deposit liabilities–noninterest-bearing		$2,811,077		$2,976,632
Deposit liabilities–interest-bearing		5,358,619		5,195,580
Other borrowings		695,120		88,305
Other		212,269		193,268
Total liabilities		9,077,085		8,453,785
Commitments and contingencies
Common stock		1		1
Additional paid in capital		355,806		353,895
Retained earnings		449,693		411,704
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(328,904)		$(32,037)
Retirement benefit plans	(7,711)	(336,615)	(5,745)	(37,782)
Total shareholder’s equity		468,885		727,818
Total liabilities and shareholder’s equity		$9,545,970		$9,181,603

December 31	2022	2021
(in thousands)
Other assets
Bank-owned life insurance	$182,986	$177,566
Premises and equipment, net	195,324	202,299
Accrued interest receivable	25,077	20,854
Mortgage servicing rights	9,047	9,950
Low-income housing investments	106,978	110,989
Deferred tax asset	116,441	7,699
Real estate acquired in settlement of loans, net	115	—
Other	56,175	61,540
	$692,143	$590,897
Other liabilities
Accrued expenses	$97,295	$87,905
Federal income taxes payable	863	—
Cashier’s checks	36,401	33,675
Advance payments by borrowers	9,637	9,994
Other	68,073	61,694
	$212,269	$193,268

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Investment securities. The major components of investment securities were as follows:

					Gross unrealized losses
		Gross unrealized gains	Gross unrealized losses	Estimated fair value	Less than 12 months			12 months or longer
(dollars in thousands)	Amortized cost				Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
December 31, 2022
Available-for-sale
U.S. Treasury and federal agency obligations	$88,344	$—	$(7,281)	$81,063	12	$41,201	$(2,120)	4	$39,862	$(5,161)
Mortgage-backed securities*	1,530,582	—	(237,614)	1,292,968	113	455,836	(56,999)	70	837,132	(180,615)
Corporate bonds	44,377	—	(3,643)	40,734	4	29,644	(2,028)	1	11,090	(1,615)
Mortgage revenue bonds	14,902	—	—	14,902	—	—	—	—	—	—
	$1,678,205	$—	$(248,538)	$1,429,667	129	$526,681	$(61,147)	75	$888,084	$(187,391)
Held-to-maturity
U.S. Treasury and federal agency obligations	$59,894	$—	$(8,478)	$51,416	1	$16,874	$(3,222)	2	$34,542	$(5,256)
Mortgage-backed securities*	1,191,853	2,670	(94,968)	1,099,555	22	183,629	(10,593)	51	567,250	(84,375)
	$1,251,747	$2,670	$(103,446)	$1,150,971	23	$200,503	$(13,815)	53	$601,792	$(89,631)
December 31, 2021
Available-for-sale
U.S. Treasury and federal agency obligations	$89,714	$803	$(427)	$90,090	4	$44,827	$(427)	—	$—	$—
Mortgage-backed securities*	2,482,618	6,511	(51,206)	2,437,923	120	1,845,243	(38,321)	18	271,012	(12,885)
Corporate bonds	30,625	655	(102)	31,178	1	12,780	(102)	—	—	—
Mortgage revenue bonds	15,427	—	—	15,427	—	—	—	—	—	—
	$2,618,384	$7,969	$(51,735)	$2,574,618	125	$1,902,850	$(38,850)	18	$271,012	$(12,885)
Held-to-maturity
U.S. Treasury and federal agency obligations	$59,871	$168	$(170)	$59,869	2	$39,594	$(170)	—	$—	$—
Mortgage-backed securities*	462,399	1,480	(13,274)	450,605	22	290,883	(7,665)	7	106,483	(5,609)
	$522,270	$1,648	$(13,444)	$510,474	24	$330,477	$(7,835)	7	$106,483	$(5,609)
* Issued or guaranteed by U.S. Government agencies or sponsored agencies
ASB does not believe that the investment securities that were in an unrealized loss position as of December 31, 2022, represent a credit loss. Total gross unrealized losses were primarily attributable to change in market conditions. On a quarterly basis the investment securities are evaluated for changes in financial condition of the issuer. Based upon ASB’s evaluation, all securities held within the investment portfolio continue to be rated investment grade by one or more agencies. The contractual cash flows of the U.S. Treasury, federal agency obligations and agency mortgage-backed securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB’s investment securities portfolio did not require an allowance for credit losses as of December 31, 2022.
U.S. Treasury, federal agency obligations, corporate bonds, and mortgage revenue bonds have contractual terms to maturity. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The contractual maturities of investment securities were as follows:

	Amortized	Fair
December 31, 2022	Cost	value
(in thousands)
Available-for-sale
Due in one year or less	$1,193	$1,171
Due after one year through five years	106,628	98,871
Due after five years through ten years	39,802	36,657
Due after ten years	—	—
	147,623	136,699
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,530,582	1,292,968
Total available-for-sale securities	$1,678,205	$1,429,667
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	59,894	51,416
Due after ten years	—	—
	59,894	51,416
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,191,853	1,099,555
Total held-to-maturity securities	$1,251,747	$1,150,971
The proceeds, gross gains and losses from sales of available-for-sale securities were as follows:

Years ended December 31	2022	2021	2020
(in thousands)
Proceeds	$—	$197,354	$169,157
Gross gains	—	975	9,275
Gross losses	—	(447)	—
Tax expense on realized gains	—	142	2,486
Interest income from taxable and non-taxable investment securities were as follows:

Years ended December 31	2022	2021	2020
(in thousands)
Taxable	$56,731	$42,534	$29,760
Non-taxable	1,313	930	769
	$58,044	$43,464	$30,529
ASB pledged securities with a market value of approximately $929 million and $416 million as of December 31, 2022 and 2021, respectively, as collateral for public funds and other deposits, mortgage pipeline hedge margin, automated clearinghouse transactions, the Federal Reserve Bank of San Francisco discount window and bankruptcy account, and the Federal Home Loan Bank of Des Moines advance line. In addition, ASB pledged securities with a market value of $327 million and $161 million as of December 31, 2022 and 2021, respectively, as collateral for securities sold under agreements to repurchase.
Transfer of available-for-sale securities to held-to-maturity. In October 2022, ASB transferred 66 available-for-sale investment securities with a fair value of $755 million to the held-to-maturity category. On the date of transfer, these securities had a total unrealized loss of $206 million. There was no impact to net income as a result of the transfer.
These transfers were executed to mitigate the potential future impact to capital through accumulated other comprehensive loss and the impact of rising rates on the market value of the investment securities. ASB believes that it maintains sufficient liquidity for future business needs and it has the positive intent and ability to hold these securities to maturity.
Stock in FHLB.  As of December 31, 2022 and 2021, ASB’s stock in FHLB was carried at cost ($26.6 million and $10.0 million, respectively) because it can only be redeemed at par and it is a required investment based on measurements of ASB’s capital, assets and borrowing levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Quarterly and as conditions warrant, ASB reviews its investment in the stock of the FHLB for impairment. ASB evaluated its investment in FHLB stock for credit losses as of December 31, 2022, consistent with its accounting policy. ASB did not recognize any credit losses for 2022, 2021 and 2020 based on its evaluation of the underlying investment.
Future deterioration in the FHLB’s financial position and/or negative developments in any of the factors considered in ASB’s impairment evaluation may result in future impairment losses.
Loans. The components of loans were summarized as follows:

December 31	2022	2021
(in thousands)
Real estate:
Residential 1-4 family	$2,479,637	$2,299,212
Commercial real estate	1,358,123	1,056,982
Home equity line of credit	1,002,905	835,663
Residential land	20,679	19,859
Commercial construction	88,489	91,080
Residential construction	20,788	11,138
Total real estate	4,970,621	4,313,934
Commercial	779,691	793,304
Consumer	254,709	113,966
Total loans	6,005,021	5,221,204
Less: Deferred fees and discounts	(26,115)	(10,090)
Allowance for credit losses	(72,216)	(71,130)
Total loans, net	$5,906,690	$5,139,984
ASB’s policy is to require private mortgage insurance on all real estate loans when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For non-owner occupied residential property purchases, the loan-to-value ratio may not exceed 75% of the lower of the appraised value or purchase price at origination.
ASB services real estate loans for investors (principal balance of $1.5 billion, $1.5 billion and $1.5 billion as of December 31, 2022, 2021 and 2020, respectively), which are not included in the accompanying balance sheets data. ASB reports fees earned for servicing such loans as income when the related mortgage loan payments are collected and charges loan servicing cost to expense as incurred.
As of December 31, 2022 and 2021, ASB had pledged loans with an amortized cost of approximately $3.0 billion and $2.8 billion, respectively, as collateral to secure advances from the FHLB.
As of December 31, 2022 and 2021, the aggregate amount of loans to directors and executive officers of ASB and its affiliates and any related interests (as defined in Federal Reserve Board (FRB) Regulation O) of such individuals, was $10.7 million and $13.1 million, respectively. As of December 31, 2022 and 2021, there was a loan to a related interest of a director of ASB for $10.0 million. The loan was made at ASB’s normal credit terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Allowance for credit losses.  As discussed in Note 1, ASB must maintain an allowance for credit losses that is adequate to absorb estimated expected credit losses associated with its loan portfolio.
The allowance for credit losses (balances and changes) and financing receivables by portfolio segment were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial	Consumer	Total
December 31, 2022
Allowance for credit losses:
Beginning balance	$6,545	$24,696	$5,657	$646	$2,186	$18	$15,798	$15,584	$71,130
Charge-offs	(13)	—	—	—	—	—	(563)	(6,254)	(6,830)
Recoveries	79	—	71	104	—	—	1,288	3,837	5,379
Net (charge-offs) recoveries	66	—	71	104	—	—	725	(2,417)	(1,451)
Provision	(341)	(2,798)	397	(33)	(991)	28	(4,097)	10,372	2,537
Ending balance	$6,270	$21,898	$6,125	$717	$1,195	$46	$12,426	$23,539	$72,216
Average loans outstanding	$2,331,473	$1,204,756	$918,563	$21,442	$90,021	$18,317	$710,658	$161,722	$5,456,952
Net charge-offs (recoveries) to average loans	—%	—%	(0.01%)	(0.49%)	—%	—%	(0.10%)	1.49%	0.03%
December 31, 2021
Allowance for credit losses:
Beginning balance	$4,600	$35,607	$6,813	$609	$4,149	$11	$25,462	$23,950	$101,201
Charge-offs	(67)	—	(45)	—	—	—	(1,561)	(8,027)	(9,700)
Recoveries	92	—	113	61	—	—	1,468	4,320	6,054
Net (charge-offs) recoveries	25	—	68	61	—	—	(93)	(3,707)	(3,646)
Provision	1,920	(10,911)	(1,224)	(24)	(1,963)	7	(9,571)	(4,659)	(26,425)
Ending balance	$6,545	$24,696	$5,657	$646	$2,186	$18	$15,798	$15,584	$71,130
Average loans outstanding	$2,155,322	$1,046,276	$885,759	$18,227	$111,711	$11,361	$856,226	$135,609	$5,220,491
Net charge-offs (recoveries) to average loans	—%	—%	(0.01%)	(0.33%)	—%	—%	0.01%	2.73%	0.07%
December 31, 2020
Allowance for credit losses:
Beginning balance, prior to adoption of ASU No. 2016-13	$2,380	$15,053	$6,922	$449	$2,097	$3	$10,245	$16,206	$53,355
Impact of adopting ASU No. 2016-13	2,150	208	(541)	(64)	289	14	922	16,463	19,441
Charge-offs	(7)	—	(77)	(351)	—	—	(5,819)	(19,900)	(26,154)
Recoveries	394	—	63	38	—	—	872	3,381	4,748
Net (charge-offs) recoveries	387	—	(14)	(313)	—	—	(4,947)	(16,519)	(21,406)
Provision	(317)	20,346	446	537	1,763	(6)	19,242	7,800	49,811
Ending balance	$4,600	$35,607	$6,813	$609	$4,149	$11	$25,462	$23,950	$101,201
Average loans outstanding	$2,148,848	$861,096	$1,060,444	$13,799	$93,740	$10,703	$935,663	$215,994	$5,340,287
Net charge-offs (recoveries) to average loans	(0.02)%	—%	—%	2.27%	—%	—%	0.53%	7.65%	0.40%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Allowance for loan commitments.  The allowance for loan commitments by portfolio segment were as follows:

(in thousands)	Home equity line of credit	Commercial construction	Commercial loans	Total
Year ended December 31, 2022
Allowance for loan commitments:
Beginning balance	$400	$3,700	$800	$4,900
Provision	—	(1,100)	600	(500)
Ending balance	$400	$2,600	$1,400	$4,400

Year ended December 31, 2021
Allowance for loan commitments:
Beginning balance	$300	$3,000	$1,000	$4,300
Provision	100	700	(200)	600
Ending balance	$400	$3,700	$800	$4,900

Year ended December 31, 2020
Allowance for loan commitments:
Beginning balance, prior to adoption of ASU No. 2016-13	$392	$931	$418	$1,741
Impact of adopting ASU No. 2016-13	(92)	1,745	(94)	1,559
Provision	—	324	676	1,000
Ending balance	$300	$3,000	$1,000	$4,300
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The credit risk profile by vintage date based on payment activity or internally assigned grade for loans was as follows:

	Term loans by origination year						Revolving loans
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving loans	Converted to term loans	Total
December 31, 2022
Residential 1-4 family
Current	$432,707	$755,056	$423,455	$113,096	$51,860	$698,354	$—	$—	$2,474,528
30-59 days past due	—	—	—	—	448	1,098	—	—	1,546
60-89 days past due	—	—	268	—	—	90	—	—	358
Greater than 89 days past due	—	—	—	—	809	2,396	—	—	3,205
	432,707	755,056	423,723	113,096	53,117	701,938	—	—	2,479,637
Home equity line of credit
Current	—	—	—	—	—	—	959,131	40,814	999,945
30-59 days past due	—	—	—	—	—	—	1,103	209	1,312
60-89 days past due	—	—	—	—	—	—	209	226	435
Greater than 89 days past due	—	—	—	—	—	—	587	626	1,213
	—	—	—	—	—	—	961,030	41,875	1,002,905
Residential land
Current	5,245	9,010	5,222	203	522	477	—	—	20,679
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	5,245	9,010	5,222	203	522	477	—	—	20,679
Residential construction
Current	7,986	11,624	1,178	—	—	—	—	—	20,788
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	7,986	11,624	1,178	—	—	—	—	—	20,788
Consumer
Current	199,574	21,330	5,543	7,580	527	140	10,810	4,782	250,286
30-59 days past due	1,110	287	65	239	30	—	81	167	1,979
60-89 days past due	756	163	88	137	19	—	45	107	1,315
Greater than 89 days past due	621	105	37	176	28	—	20	142	1,129
	202,061	21,885	5,733	8,132	604	140	10,956	5,198	254,709
Commercial real estate
Pass	390,206	177,130	283,321	51,542	63,084	278,280	8,235	—	1,251,798
Special Mention	—	11,250	3,446	40,423	—	24,466	—	—	79,585
Substandard	—	—	665	11,357	—	14,718	—	—	26,740
Doubtful	—	—	—	—	—	—	—	—	—
	390,206	188,380	287,432	103,322	63,084	317,464	8,235	—	1,358,123
Commercial construction
Pass	15,094	47,478	44	—	—	—	25,873	—	88,489
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	15,094	47,478	44	—	—	—	25,873	—	88,489
Commercial
Pass	239,852	185,013	85,220	68,161	46,142	53,192	60,871	13,964	752,415
Special Mention	—	—	—	2,374	—	645	9,005	8	12,032
Substandard	3,322	2,305	401	1,304	1,346	3,849	1,664	1,053	15,244
Doubtful	—	—	—	—	—	—	—	—	—
	243,174	187,318	85,621	71,839	47,488	57,686	71,540	15,025	779,691
Total loans	$1,296,473	$1,220,751	$808,953	$296,592	$164,815	$1,077,705	$1,077,634	$62,098	$6,005,021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Term loans by origination year						Revolving loans
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving loans	Converted to term loans	Total
December 31, 2021
Residential 1-4 family
Current	$791,758	$461,683	$133,345	$64,421	$124,994	$712,452	$—	$—	$2,288,653
30-59 days past due	—	—	—	809	—	2,210	—	—	3,019
60-89 days past due	—	—	—	—	—	1,468	—	—	1,468
Greater than 89 days past due	—	—	2,987	—	—	3,085	—	—	6,072
	791,758	461,683	136,332	65,230	124,994	719,215	—	—	2,299,212
Home equity line of credit
Current	—	—	—	—	—	—	794,518	39,116	833,634
30-59 days past due	—	—	—	—	—	—	296	313	609
60-89 days past due	—	—	—	—	—	—	16	70	86
Greater than 89 days past due	—	—	—	—	—	—	838	496	1,334
	—	—	—	—	—	—	795,668	39,995	835,663
Residential land
Current	10,572	6,794	1,116	532	267	181	—	—	19,462
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	397	—	—	397
	10,572	6,794	1,116	532	267	578	—	—	19,859
Residential construction
Current	7,856	3,019	—	—	263	—	—	—	11,138
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	7,856	3,019	—	—	263	—	—	—	11,138
Consumer
Current	37,563	15,488	29,383	10,897	302	238	12,740	4,157	110,768
30-59 days past due	202	181	517	234	15	—	156	70	1,375
60-89 days past due	59	127	392	183	8	—	7	106	882
Greater than 89 days past due	14	93	387	192	27	—	141	87	941
	37,838	15,889	30,679	11,506	352	238	13,044	4,420	113,966
Commercial real estate
Pass	173,794	275,242	49,317	56,490	33,581	259,583	11,602	—	859,609
Special Mention	19,600	3,529	42,935	30,870	20,788	32,824	—	—	150,546
Substandard	—	684	13,936	1,859	1,805	28,543	—	—	46,827
Doubtful	—	—	—	—	—	—	—	—	—
	193,394	279,455	106,188	89,219	56,174	320,950	11,602	—	1,056,982
Commercial construction
Pass	17,140	43,261	—	11,342	—	—	19,337	—	91,080
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	17,140	43,261	—	11,342	—	—	19,337	—	91,080
Commercial
Pass	266,087	96,963	79,329	56,497	31,019	66,570	96,673	15,510	708,648
Special Mention	40	27,336	10,071	202	439	8,966	15,303	18	62,375
Substandard	427	184	3,737	1,777	4,457	2,961	7,083	1,655	22,281
Doubtful	—	—	—	—	—	—	—	—	—
	266,554	124,483	93,137	58,476	35,915	78,497	119,059	17,183	793,304
Total loans	$1,325,112	$934,584	$367,452	$236,305	$217,965	$1,119,478	$958,710	$61,598	$5,221,204
Revolving loans converted to term loans during 2022 in the commercial, home equity line of credit and consumer portfolios were $1.9 million, $15.6 million and $3.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
December 31, 2022
Real estate:
Residential 1-4 family	$1,546	$358	$3,205	$5,109	$2,474,528	$2,479,637	$—
Commercial real estate	508	217	—	725	1,357,398	1,358,123	—
Home equity line of credit	1,312	435	1,213	2,960	999,945	1,002,905	—
Residential land	—	—	—	—	20,679	20,679	—
Commercial construction	—	—	—	—	88,489	88,489	—
Residential construction	—	—	—	—	20,788	20,788	—
Commercial	614	18	77	709	778,982	779,691	—
Consumer	1,979	1,315	1,129	4,423	250,286	254,709	—
Total loans	$5,959	$2,343	$5,624	$13,926	$5,991,095	$6,005,021	$—
December 31, 2021
Real estate:
Residential 1-4 family	$3,019	$1,468	$6,072	$10,559	$2,288,653	$2,299,212	$—
Commercial real estate	—	—	—	—	1,056,982	1,056,982	—
Home equity line of credit	609	86	1,334	2,029	833,634	835,663	—
Residential land	—	—	397	397	19,462	19,859	—
Commercial construction	—	—	—	—	91,080	91,080	—
Residential construction	—	—	—	—	11,138	11,138	—
Commercial	700	313	48	1,061	792,243	793,304	—
Consumer	1,375	882	941	3,198	110,768	113,966	—
Total loans	$5,703	$2,749	$8,792	$17,244	$5,203,960	$5,221,204	$—
The credit risk profile based on nonaccrual loans were as follows:

	December 31, 2022			December 31, 2021
(in thousands)	With a related ACL	Without a related ACL	Total	With a related ACL	Without a related ACL	Total
Real estate:
Residential 1-4 family	$4,198	$2,981	$7,179	$16,045	$3,703	$19,748
Commercial real estate	—	—	—	14,104	1,221	15,325
Home equity line of credit	3,654	1,442	5,096	4,227	1,294	5,521
Residential land	420	—	420	97	300	397
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	2,183	—	2,183	1,446	692	2,138
Consumer	1,588	—	1,588	1,845	—	1,845
Total	$12,043	$4,423	$16,466	$37,764	$7,210	$44,974

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The credit risk profile based on loans whose terms have been modified and accruing interest were as follows:

(in thousands)	December 31, 2022	December 31, 2021
Real estate:
Residential 1-4 family	$8,821	$6,949
Commercial real estate	9,477	3,055
Home equity line of credit	4,404	6,021
Residential land	782	980
Commercial construction	—	—
Residential construction	—	—
Commercial	6,596	7,860
Consumer	50	52
Total troubled debt restructured loans accruing interest	$30,130	$24,917
ASB did not recognize interest on nonaccrual loans for 2022, 2021 and 2020.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Loan modifications that occurred during 2022, 2021, and 2020 were as follows:

(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Year ended December 31, 2022
Real estate:
Residential 1-4 family	5	$1,475	$164
Commercial real estate	—	—	—
Home equity line of credit	—	—	—
Residential land	1	203	42
Commercial construction	—	—	—
Residential construction	—	—	—
Commercial	3	2,634	497
Consumer	—	—	—
	9	$4,312	$703
Year ended December 31, 2021
Real estate:
Residential 1-4 family	14	$8,379	$442
Commercial real estate	—	—	—
Home equity line of credit	—	—	—
Residential land	3	799	38
Commercial construction	—	—	—
Residential construction	—	—	—
Commercial	7	2,931	205
Consumer	—	—	—
	24	$12,109	$685
Year ended December 31, 2020
Real estate:
Residential 1-4 family	1	$144	$6
Commercial real estate	6	20,714	4,439
Home equity line of credit	3	85	11
Residential land	4	668	54
Commercial construction	—	—	—
Residential construction	—	—	—
Commercial	54	5,380	869
Consumer	—	—	—
	68	$26,991	$5,379
1     The period end balances reflect all paydowns and charge-offs since the modification period. TDRs fully paid off, charged-off, or foreclosed upon by period end are not included.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Loans modified in TDRs that experienced a payment default of 90 days or more in 2022, 2021, and 2020 and for which the payment default occurred within one year of the modification, were as follows:

Years ended December 31	2022		2021		2020
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate:
Residential 1-4 family	—	$—	1	$474	—	$—
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Residential land	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	—	—	1	9	—	—
Consumer	—	—	—	—	—	—
	—	$—	2	$483	—	$—
If a loan modified in a TDR subsequently defaults, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled nil at December 31, 2022 and 2021.
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
Loans considered collateral-dependent were as follows:

	December 31, 2022		December 31, 2021
	Amortized cost	Collateral type	Amortized cost	Collateral type
(in thousands)
Real estate:
Residential 1-4 family	$3,959	Residential real estate property	$3,493	Residential real estate property
Commercial real estate	—		1,221	Commercial real estate property
Home equity line of credit	1,425	Residential real estate property	1,294	Residential real estate property
Residential land	—		300	Residential real estate property
Total real estate	5,384		6,308
Commercial	—		692	Business assets
Total	$5,384		$7,000
ASB had $4.2 million and $3.4 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at December 31, 2022 and 2021, respectively.
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received $136.5 million, $364.8 million and $567.7 million of proceeds from the sale of residential mortgages in 2022, 2021, and 2020, respectively, and recognized gains on such sales of $1.7 million, $9.3 million, and $23.7 million in 2022, 2021, and 2020, respectively.
There was one repurchased mortgage loan for 2022 and no repurchased mortgage loans for 2021 and 2020. The repurchase reserve was $0.1 million as of December 31, 2022 and 2021.
Mortgage servicing fees, a component of other income, net, were $3.7 million, $3.8 million and $3.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
December 31, 2022	$19,544	$(10,497)	$—	$9,047
December 31, 2021	$18,674	$(8,724)	$—	$9,950

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Changes related to MSRs were as follows:

(in thousands)	2022	2021	2020
Mortgage servicing rights
Balance, January 1	$9,950	$10,280	$9,101
Amount capitalized	1,130	3,404	5,096
Amortization	(2,033)	(3,734)	(3,917)
Sale of mortgage servicing rights	—	—	—
Other-than-temporary impairment	—	—	—
Carrying amount before valuation allowance, December 31	9,047	9,950	10,280
Valuation allowance for mortgage servicing rights
Balance, January 1	—	260	—
Provision	—	(260)	260
Other-than-temporary impairment	—	—	—
Balance, December 31	—	—	260
Net carrying value of mortgage servicing rights	$9,047	$9,950	$10,020
The estimated aggregate amortization expenses of MSRs for 2023, 2024, 2025, 2026 and 2027 are $1.2 million, $1.1 million, $1.0 million, $0.9 million and $0.8 million, respectively.
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
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

December 31	2022	2021
(dollars in thousands)
Unpaid principal balance	$1,451,322	$1,481,899
Weighted average note rate	3.38%	3.38%
Weighted average discount rate	10.00%	9.25%
Weighted average prepayment speed	6.56%	9.77%
The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

December 31	2022	2021
(in thousands)
Prepayment rate:
25 basis points adverse rate change	$(92)	$(714)
50 basis points adverse rate change	(214)	(1,608)
Discount rate:
25 basis points adverse rate change	(182)	(129)
50 basis points adverse rate change	(361)	(256)
The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Deposit liabilities. The summarized components of deposit liabilities were as follows:

December 31	2022		2021
(dollars in thousands)	Weighted-average stated rate	Amount	Weighted-average stated rate	Amount
Savings	0.03%	$3,198,329	0.03%	$3,234,646
Checking
Interest-bearing	0.17	1,359,519	0.02	1,344,049
Noninterest-bearing	—	1,453,937	—	1,472,727
Commercial checking	—	1,357,140	—	1,503,905
Money market	0.82	189,053	0.06	192,909
Time certificates	2.39	611,718	0.67	423,976
	0.24%	$8,169,696	0.05%	$8,172,212
As of December 31, 2022 and 2021, time certificates of $250,000 or more totaled $346.9 million and $87.6 million, respectively.
The approximate scheduled maturities of time certificates outstanding at December 31, 2022 were as follows:

(in thousands)
2023	$495,577
2024	59,493
2025	34,360
2026	11,224
2027	8,327
Thereafter	2,737
$611,718
Overdrawn deposit accounts are classified as loans and totaled $1.5 million and $1.3 million at December 31, 2022 and 2021, respectively.
Interest expense on deposit liabilities by type of deposit was as follows:

Years ended December 31	2022	2021	2020
(in thousands)
Time certificates	$5,372	$3,805	$7,944
Savings	860	802	1,774
Money market	330	132	465
Interest-bearing checking	765	242	471
	$7,327	$4,981	$10,654
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheets	Net amount of liabilities presented in the Balance Sheets
Repurchase agreements
December 31, 2022	$281	$—	$281
December 31, 2021	88	—	88

	Gross amount not offset in the Balance Sheets
(in millions)	Net amount of liabilities presented in the Balance Sheets	Financial instruments	Cash collateral pledged
Commercial account holders
December 31, 2022	$281	$327	$—
December 31, 2021	88	161	—
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
Information concerning securities sold under agreements to repurchase, which provided for the repurchase of identical securities, was as follows:

(dollars in thousands)	2022	2021	2020
Amount outstanding as of December 31	$281,120	$88,305	$89,670
Average amount outstanding during the year	127,170	88,405	73,738
Maximum amount outstanding as of any month-end	284,040	129,665	100,580
Weighted-average interest rate as of December 31	3.02%	0.02%	0.02%
Weighted-average interest rate during the year	0.99%	0.02%	0.42%
Weighted-average remaining days to maturity as of December 31	1	1	1
Securities sold under agreements to repurchase were summarized as follows:

December 31	2022			2021
Maturity	Repurchase liability	Weighted-average interest rate	Collateralized by mortgage-backed securities and federal agency obligations at fair value plus accrued interest	Repurchase liability	Weighted-average interest rate	Collateralized by mortgage-backed securities and federal agency obligations at fair value plus accrued interest
(dollars in thousands)
Overnight	$281,120	3.02%	$326,841	$88,305	0.02%	$160,847
1 to 29 days	—	—%	—	—	—%	—
30 to 90 days	—	—%	—	—	—%	—
Over 90 days	—	—%	—	—	—%	—
	$281,120	3.02%	$326,841	$88,305	0.02%	$160,847
Advances from Federal Home Loan Bank. Outstanding FHLB advances were $414 million and nil as of December 31, 2022 and 2021, respectively. ASB and the FHLB are parties to an Advances, Pledge and Security Agreement (Advances Agreement), which applies to currently outstanding and future advances, and governs the terms and conditions under which ASB borrows and the FHLB makes loans or advances from time to time. Under the Advances Agreement, ASB agrees to abide by the FHLB’s credit policies, and makes certain warranties and representations to the FHLB. Upon the occurrence of and during the continuation of an “Event of Default” (which term includes any event of nonpayment of interest or principal of any advance when due or failure to perform any promise or obligation under the Advances Agreement or other credit arrangements between the parties), the FHLB may, at its option, declare all indebtedness and accrued interest thereon, including any

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
prepayment fees or charges, to be immediately due and payable. Advances from the FHLB are collateralized by loans, investment securities and stock in the FHLB. As of December 31, 2022 and 2021, ASB’s available FHLB borrowing capacity was $1.6 billion, and $2.0 billion, respectively. In February 2020, the FHLB of Des Moines notified its members that certain assets, which included high-quality home equity lines of credit that were priced off a variable index with a fixed rate option, would no longer qualify as collateral for FHLB Advances and effective October 1, 2020, the FHLB of Des Moines no longer accepted the fixed rate portion of any home equity lines of credit as collateral. In addition, effective July 13, 2020, the FHLB of Des Moines lowered their Loan to Value (LTV), a system-wide percentage applied to eligible pledged collateral to determine borrowing capacity, to reflect ongoing risks in the market due to COVID-19. The lower LTV reduced ASB’s collateral value of the existing pledged loans and the borrowing capacity. To increase the borrowing capacity at the FHLB of Des Moines, ASB pledged commercial real estate loans and is evaluating other assets to pledge as collateral to increase its reserve borrowing capacity with the FHLB.
ASB is required to obtain and hold a specific number of shares of capital stock of the FHLB. ASB was in compliance with all Advances Agreement requirements as of December 31, 2022 and 2021.
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
The prompt corrective action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions imposed become increasingly more severe as an institution’s capital category declines from “undercapitalized” to “critically undercapitalized.” The regulators have substantial discretion in the corrective actions they might direct and could include restrictions on dividends and other distributions that ASB may make to ASB Hawaii and the requirement that ASB develop and implement a plan to restore its capital. In 1988, HEI agreed with the OTS predecessor regulatory agency at the time, to contribute additional capital to ASB up to a maximum aggregate amount of approximately $65.1 million (Capital Maintenance Agreement). As of December 31, 2022, as a result of capital contributions in prior years, HEI’s maximum obligation to contribute additional capital under the Capital Maintenance Agreement has been reduced to approximately $28.3 million. In addition to OCC oversight, federal law and Federal Reserve Board policy require that HEI, as a savings and loan holding company, serve as a source of financial and managerial strength for any FDIC-insured depository institution that it controls. Accordingly, if ASB were to be in financial distress or to otherwise be viewed by the regulators as in unsatisfactory condition, HEI could be required to provide additional capital or liquidity support or take other action, in support of ASB.
To be categorized as “well capitalized,” ASB must maintain minimum total capital, Tier 1 capital, and Tier 1 leverage ratios as set forth in the table below. As of December 31, 2022, and 2021 ASB was in compliance with the minimum capital requirements under OCC regulations, and was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the institution’s category under the capital guidelines.
The tables below set forth actual and minimum required capital amounts and ratios:

	Actual		Minimum required		Required to be well capitalized
(dollars in thousands)	Capital	Ratio	Capital	Ratio	Capital	Ratio
December 31, 2022
Tier 1 leverage	$750,851	7.78%	$386,265	4.00%	$482,831	5.00%
Common equity tier 1	750,851	12.15%	278,076	4.50%	401,665	6.50%
Tier 1 capital	750,851	12.15%	370,767	6.00%	494,356	8.00%
Total capital	811,729	13.14%	494,356	8.00%	617,946	10.00%
December 31, 2021
Tier 1 leverage	714,789	7.86%	363,630	4.00%	454,538	5.00%
Common equity tier 1	714,789	13.29%	242,072	4.50%	349,659	6.50%
Tier 1 capital	714,789	13.29%	322,762	6.00%	430,350	8.00%
Total capital	769,836	14.31%	430,350	8.00%	537,937	10.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In 2022, ASB paid cash dividends of $42.0 million to HEI, compared to cash dividends of $59.0 million in 2021. The FRB and OCC approved the dividends.
Related-party transactions. HEI charged ASB $1.9 million, $2.1 million and $2.3 million for general management and administrative services in 2022, 2021 and 2020, respectively. The amounts charged by HEI for services performed by HEI employees to its subsidiaries are allocated primarily on the basis of time expended in providing such services. All amounts charged to ASB were settled as a capital contribution by HEI to ASB.
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

December 31	2022		2021
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$1,720	$9	$39,377	$638
Forward commitments	1,500	18	38,000	(11)
ASB’s derivative financial instruments, their fair values, and balance sheet location were as follows:

Derivative Financial Instruments Not Designated
as Hedging Instruments [1]
December 31	2022		2021
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$9	$—	$638	$—
Forward commitments	18	—	—	11
	$27	$—	$638	$11
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated	Location of net gains
as Hedging Instruments	(losses) recognized in	Years ended December 31
(in thousands)	the Statements of Income	2022	2021	2020
Interest rate lock commitments	Mortgage banking income	$(629)	$(3,898)	$4,239
Forward commitments	Mortgage banking income	29	489	(458)
		$(600)	$(3,409)	$3,781

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following is a summary of outstanding off-balance sheet arrangements:

December 31	2022	2021
(in thousands)
Unfunded commitments to extend credit:
Home equity line of credit	$1,264,320	$1,181,496
Commercial and commercial real estate	692,989	612,158
Consumer	85,768	62,090
Residential 1-4 family	20,546	44,262
Commercial and financial standby letters of credit	15,521	11,723
Total	$2,079,144	$1,911,729
Federal Deposit Insurance Corporation assessment. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) raised the minimum reserve ratio for the Deposit Insurance Fund to 1.35 percent but required the Federal Deposit Insurance Corporation (FDIC) to offset the effect of the increase in the minimum reserve ratio on small institutions (generally insured depository institutions with total consolidated assets of $10 billion or less) when setting assessments. In September 2018, the reserve ratio reached 1.36 percent and the FDIC awarded the small institutions an assessment credit, which was applied to a portion of the 2019 and 2020 assessments for these banks. For the years ended December 31, 2022, 2021 and 2020 ASB’s FDIC insurance expenses were $3.6 million, $3.2 million and $2.3 million, respectively.

Note 5 · Short-term borrowings
Commercial paper and bank term loan. As of December 31, 2022 and 2021, HEI had $50 million and $54 million of commercial paper outstanding, respectively. The weighted-average interest rate of HEI’s outstanding commercial paper, as of December 31, 2022 and 2021 was 5.19% and 0.55%, respectively.
As of December 31, 2022 and 2021, Hawaiian Electric had $88 million and no commercial paper outstanding, respectively. The weighted-average interest rate of Hawaiian Electric’s outstanding commercial paper as of December 31, 2022 was 4.8%.
As of December 31, 2022, HEI had five letters of credit outstanding in the aggregate amount of $8 million on behalf of Mauo and Hamakua Energy. As of December 31, 2021, HEI had five letters of credit outstanding in the aggregate amount of $10 million, on behalf of Mauo and Hamakua Energy.
HEI Term Loan. On October 20, 2022, HEI executed a $100 million term loan credit agreement with two financial institutions. The term loan facility allows HEI to draw down proceeds on a delayed basis through March 31, 2023, at which time the term loan commitment expires. Borrowings under the facility bear interest at Term Secured Overnight Financing Rate (SOFR), as defined in the agreement, plus an applicable margin and a SOFR spread adjustment. On December 28, 2022, HEI drew an initial $35 million SOFR term loan at an initial interest of 5.32% for an initial one month interest period. Any borrowings under the facility mature on November 30, 2023. The term loan facility contains certain restrictive financial covenants that are substantially the same as the financial covenants contained in HEI’s revolving unsecured credit facility, as amended.
Credit agreements. On May 14, 2021, HEI and Hawaiian Electric each entered into a separate agreement with a syndicate of nine financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Credit Facilities) to amend and restate their respective previously existing revolving unsecured credit agreements. The $175 million HEI Facility and the $200 million Hawaiian Electric Facility both terminate on May 14, 2026. On February 18, 2022, the PUC approved Hawaiian Electric’s request to extend the term of the $200 million Hawaiian Electric Facility to May 14, 2026. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
addition to extending the term, Hawaiian Electric also received PUC approval to exercise its options of two one-year extensions of the commitment termination date and to increase its aggregate revolving commitment amount from $200 million to $275 million, should there be a need.
None of the facilities are collateralized. As of December 31, 2022 and 2021, no amounts were outstanding under the Credit Facilities.
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
Additionally, the Credit Facilities contain provisions for pricing adjustments in the event of a long-term ratings change based on the respective Facility’s ratings-based pricing grid, which includes the ratings by Fitch, Moody’s and S&P. The Credit Facilities do not contain clauses that would affect access to the Credit Facilities by reason of a ratings downgrade, nor do they have broad “material adverse change” clauses. In addition, the Credit Facilities contain provisions for potential annual pricing adjustments to the Eurodollar or Alternate Base Rate margin on draws and fees on undrawn commitments of up to +/-5 basis points and +/-1 basis point, respectively, based on performance against certain sustainability-linked metrics. The sustainability-linked metrics include achievement of renewable portfolio standards in excess of statutory requirements and increasing cumulative penetration of installed MWs of photovoltaic systems on residential rooftops.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6 · Long-term debt

December 31	2022	2021
(dollars in thousands)
Long-term debt of Utilities, net of unamortized debt issuance costs [1]	$1,684,816	$1,676,402
HEI 2.99% term loan, paid in 2022	—	150,000
HEI 3.99% senior notes, due 2023	50,000	50,000
HEI 4.58% senior notes, due 2025	50,000	50,000
HEI 4.72% senior notes, due 2028	100,000	100,000
HEI 2.82% senior notes, due 2028	24,000	24,000
HEI 2.48% senior notes, due 2028	30,000	30,000
HEI 2.98% senior notes, due 2030	50,000	50,000
HEI 3.15% senior notes, due 2031	51,000	51,000
HEI 2.78% senior notes, due 2031	25,000	25,000
HEI 2.98% senior notes, due 2032	30,000	—
HEI 5.43% senior notes, due 2032	75,000	—
HEI 5.43% senior notes, due 2034	35,000	—
HEI 3.74% senior notes, due 2051	20,000	20,000
HEI 3.94% senior notes, due 2052	20,000	—
Hamakua Energy 4.02% non-recourse notes, due 2030[2]	49,048	52,166
Mauo LIBOR + 1.375% loan, due 2023[3]	11,060	21,702
Mauo 4.90% non-recourse term loan, due 2034[2]	17,692	12,686
Kaʻieʻie Waho 2.79% non-recourse loan, due 2031[2]	10,936	12,145
Mahipapa 1.90% non-recourse loan, due 2034 to 2036[2]	58,869	—
Mahipapa 5.25% non-recourse loan, due 2027[2]	724	—
Less unamortized debt issuance costs and debt discount	(8,165)	(3,164)
	$2,384,980	$2,321,937
1     See components of “Total long-term debt” and unamortized debt issuance costs in Hawaiian Electric and subsidiaries’ Consolidated Statements of Capitalization.
2 Secured by real and personal property of the respective entity, including various land parcels, a 60MW combined cycle facility, photovoltaic and battery storage infrastructure, and a biomass plant. The aggregate net book value of the collateralized property, plant & equipment is approximately $198 million as of December 31, 2022.
3 In December 2021, the loan was amended to allow advances through October 5, 2022, in the maximum aggregate principal amount of up to $50.5 million and in December 2022, extended the required paydown of the loan balance to the lesser of (i) $7 million or (ii) the amount of state renewable tax credits not received by March 5, 2023.
As of December 31, 2022, the aggregate principal payments required on the Company’s long-term debt for 2023 through 2027 are $172 million in 2023, $13 million in 2024, $109 million in 2025, $136 million in 2026 and $112 million in 2027. As of December 31, 2022, the aggregate payments of principal required on the Utilities’ long-term debt for 2023 through 2027 are $100 million in 2023, nil in 2024, $47 million in 2025, $125 million in 2026 and $100 million in 2027.
The HEI term loans and senior notes contain customary representation and warranties, affirmative and negative covenants and events of default (the occurrence of which may result in some or all of the notes then outstanding becoming immediately due and payable). The HEI term loans and senior notes also contain provisions requiring the maintenance by HEI of certain financial ratios generally consistent with those in HEI’s revolving unsecured credit facility, as amended. Upon a change of control or certain dispositions of assets (as defined in the note purchase agreements of the senior notes), HEI is required to offer to prepay the senior notes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Changes in long-term debt.
HEI private placement. On September 29, 2022, HEI entered into a note purchase agreement (HEI NPA) under which HEI has authorized the issue and sale of $110 million of unsecured senior notes that were drawn on November 1, 2022.
Proceeds from the Series 2022C tranche were used for general corporate purposes, including refinancing a portion of $150 million of debt that matured in November 2022 and the repayment of a portion of HEI commercial paper outstanding. Proceeds from the Green Series 2022D tranche are expected to be used to finance and/or refinance Green Investments, as defined in the HEI NPA, provided, however, that pending the full allocation of an amount equal to the proceeds from the Green Series 2022D to eligible Green Investments, the proceeds of the Green Series 2022D tranche will be managed in accordance with the Company’s normal treasury practices, including the repayment of existing indebtedness and/or used for working capital purposes.
Once drawn, interest on the notes is paid semiannually on June 15th and December 15th. The HEI NPA contains certain restrictive financial covenants that are substantially the same as the financial covenants contained in HEI’s revolving unsecured credit facility, as amended. The HEI notes may be prepaid in whole or in part at any time at the prepayment price of the principal amount, together with interest accrued to the date of prepayment plus a “Make-Whole Amount,” as defined in the agreements.
On September 29, 2021, HEI executed a $125 million private placement, utilizing a delayed draw feature with two tranches. The first tranche of $75 million was drawn on December 29, 2021 and the proceeds were primarily used to invest in the Utilities’ equity to support its capital expenditure program and maintain the Utilities’ equity capitalization ratio of approximately 58%. The second and final tranche of $50 million was drawn on October 26, 2022, to refinance a portion of $150 million of debt that matured on November 20, 2022.
The following table displays HEI private placements drawn in 2022.

	HEI Series 2022A	HEI Series 2022B	HEI Series 2022C	HEI Green Series 2022D
Aggregate principal amount	$30 million	$20 million	$75 million	$35 million
Fixed coupon interest rate	2.98%	3.94%	5.43%	5.43%
Maturity date	10/26/2032	10/26/2052	11/1/2032	11/1/2034
Utilities private placement. On May 11, 2022, the Utilities executed, through a private placement pursuant to separate Note Purchase Agreements (the NPAs), the following unsecured senior notes bearing taxable interest (2022 Notes). The 2022 Notes had a delayed draw feature and the Utilities drew down all the proceeds on June 15, 2022.

Series 2022A
Aggregate principal amount	$60 million
Fixed coupon interest rate	3.7%
Maturity date	6/15/2032
Principal amount by company:
Hawaiian Electric	$40 million
Hawaii Electric Light	$10 million
Maui Electric	$10 million
The 2022 Notes include substantially the same financial covenants and customary conditions as Hawaiian Electric’s credit agreement. Hawaiian Electric is also a party as guarantor under the NPAs entered into by Hawaii Electric Light and Maui Electric. The Utilities did not obtain any of the proceeds at execution and instead drew down all the proceeds on June 15, 2022. The proceeds were used to finance their respective capital expenditures, repay short-term debt used to finance or refinance capital expenditures and/or reimburse funds used for the payment of capital expenditures. The 2022 Notes may be prepaid in whole or in part at any time at the prepayment price of the principal amount plus a “Make-Whole Amount” as defined in the NPAs.
On January 10, 2023, the Utilities executed through a private placement pursuant to separate NPAs, the following unsecured senior notes bearing taxable interest (2023 Notes). The 2023 Notes had a delayed draw feature and the Utilities drew down all the proceeds on February 9, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Series 2023A	Series 2023B	Series 2023C
Aggregate principal amount	$90 million	$40 million	$20 million
Fixed coupon interest rate
Hawaiian Electric	6.11%	6.25%	6.70%
Hawaii Electric Light	6.25%	—	—
Maui Electric	6.25%	—	—
Maturity date
Hawaiian Electric	2/9/2030	2/9/2033	2/9/2053
Hawaii Electric Light	2/9/2033	—	—
Maui Electric	2/9/2033	—	—
Principal amount by company:
Hawaiian Electric	$40 million	$40 million	$20 million
Hawaii Electric Light	$25 million	—	—
Maui Electric	$25 million	—	—
The 2023 Notes include substantially the same financial covenants and customary conditions as Hawaiian Electric’s credit agreement. Hawaiian Electric is also a party as guarantor under the NPAs entered into by Hawaii Electric Light and Maui Electric. The Utilities did not obtain any of the proceeds at execution and instead drew down all the proceeds on February 9, 2023. The proceeds were used to finance their respective capital expenditures, repay short-term debt used to finance or refinance capital expenditures and/or reimburse funds used for the payment of capital expenditures. The 2023 Notes may be prepaid in whole or in part at any time at the prepayment price of the principal amount plus a “Make-Whole Amount” as defined in the NPAs.
Mahipapa loan. On July 1, 2022, Mahipapa, a wholly owned subsidiary of Pacific Current, acquired Green Energy Team, LLC’s 7.5 MW renewable, firm dispatchable closed-loop biomass-to-energy facility on Kauai. In connection with the acquisition, Mahipapa assumed approximately $61 million of long-term debt in various tranches that mature on various dates through 2036. Principal and interest total approximately $1.6 million per quarter. The loan is secured by all of the assets of Mahipapa and all equity ownership interests in Mahipapa, excluding certain mobile equipment.

Note 7 · Shareholders’ equity
Reserved shares.  As of December 31, 2022, HEI had reserved a total of 15.3 million shares of common stock for future issuance under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP), the ASB 401(k) Plan, the HEI 2011 Nonemployee Director Stock Plan, and the 2010 Equity and Incentive Plan, as amended.’
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of AOCI were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2019	$2,481	$(1,613)	$(20,907)	$(20,039)	$(1,279)
Current period other comprehensive income (loss) and reclassifications, net of taxes	17,505	(1,750)	3,020	18,775	(1,640)
Balance, December 31, 2020	19,986	(3,363)	(17,887)	(1,264)	(2,919)
Current period other comprehensive income (loss) and reclassifications, net of taxes	(52,023)	(275)	1,029	(51,269)	(361)
Balance, December 31, 2021	(32,037)	(3,638)	(16,858)	(52,533)	(3,280)
Current period other comprehensive income (loss) and reclassifications, net of taxes	(296,867)	5,629	7,743	(283,495)	6,141
Balance, December 31, 2022	$(328,904)	$1,991	$(9,115)	$(336,028)	$2,861

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI			Affected line item in the Statement of Income/Balance Sheet
Years ended December 31	2022	2021	2020
(in thousands)
HEI consolidated
Net unrealized gains (losses) on available-for sale investment securities:
Net realized gains on securities included in net income	$—	$(387)	$(1,638)	Gain on sale of investment securities, net
Amortization of unrealized holding losses on held-to-maturity securities	3,993	—	—	Bank revenues
Net realized losses on derivatives qualifying as cash flow hedges	172	37	—	Interest expense
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	19,659	19,253	23,689	See Note 10 for additional details
Impact of D&Os of the PUC included in regulatory assets	(199,936)	(171,345)	39,860	See Note 10 for additional details
Total reclassifications	$(176,112)	$(152,442)	$61,911
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$18,884	$19,461	$21,550	See Note 10 for additional details
Impact of D&Os of the PUC included in regulatory assets	(199,936)	(171,345)	39,860	See Note 10 for additional details
Total reclassifications	$(181,052)	$(151,884)	$61,410

Note 8 · Leases
The Company leases certain real estate and equipment for various terms under long-term lease agreements. The agreements expire at various dates through 2054 and provide for renewal options up to 10 years. The periods associated with the renewal options are excluded for the purpose of determining the lease term unless the exercise of the renewal option is reasonably certain. In the normal course of business, it is expected that many of these agreements will be replaced by similar agreements. Certain real estate leases require the Company to pay for operating expenses such as common area maintenance, real estate taxes and insurance, which are recognized as variable lease expense when incurred and are not included in the measurement of the lease liability. The Company elected the short-term lease recognition exemption for all of its leases that qualify, and accordingly, does not recognize lease liabilities and ROU assets for all leases that have lease terms that are 12 months or less. The amounts related to short-term leases are not material. The Company elected the practical expedient to not separate lease and non-lease components for its real estate and equipment and fossil fuel and renewable energy PPAs and to separate lease components from non-lease components for renewable energy plus battery storage PPAs.
The Utilities contract with independent power producers to supply energy under long-term power purchase agreements. Certain PPAs are treated as operating leases under the lease standard because the Company elected the practical expedient package under which prior conclusions about lease identification were not reassessed. The fixed capacity payments under the PPAs are included in the lease liability, while the variable lease payments (e.g., payments based on kWh) are excluded from the lease liability. Several as-available PPAs have variable-only payment terms based on production. For PPAs with no minimum lease payments, the Utilities do not recognize any lease liabilities or ROU assets, and the related costs are reported as variable lease costs. In the first quarter of 2021, PGV returned to service with firm capacity of 13 MW and ramped up to 25.7 MW in the second quarter of 2022. Hawaii Electric Light is required to make fixed capacity payments based on 25.7 MW. As of December 31, 2022, Hawaii Electric Light has a total of $19 million in lease liability with a corresponding ROU asset for the PGV PPA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Utilities’ lease payments for each operating lease agreement were discounted using its estimated unsecured borrowing rates for the appropriate term, reduced for the estimated impact of collateral, which is a reduction of approximately 20 basis points. ASB’s lease payments for each operating lease agreement were discounted using Federal Home Loan Bank of Des Moines (FHLB) fixed rate advance rates, which are collateralized, for the appropriate term. The FHLB is ASB’s primary wholesale funding source and can provide collateralized borrowing rates for various terms starting at overnight borrowings to 30-year borrowing terms.
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
On July 31, 2022, Mililani I Solar, the first utility-scale solar-plus-storage project reached commercial operations on Oahu. The project is for a 20-year term and generates 39 MW, including a 156 MWh battery. The Utilities have accounted for battery portion of the project as a finance lease and recorded a lease liability with a corresponding right-of-use asset of $48 million. The timing of the Utilities’ recognition of the lease expense conforms to ratemaking treatment for the Utilities’ recovery of the cost of electricity and is included in purchased power for the interest and amortization of financing leases related to PPAs. Any material differences between expense recognition and timing of payments is deferred as a regulatory asset or liability in order to match what is being recovered for ratemaking purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts related to the Company’s total lease cost and cash flows arising from lease transactions are as follows:

	HEI consolidated			Hawaiian Electric consolidated
Year ended December 31, 2022	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
(dollars in thousands)
Operating lease cost	$20,811	$46,160	$66,971	$15,030	$46,160	$61,190
Variable lease cost	8,931	241,199	250,130	6,152	241,199	247,351
Sublease income	(2,675)	—	(2,675)	(2,675)	—	(2,675)
Total operating lease cost	$27,067	$287,359	$314,426	$18,507	$287,359	$305,866
Finance lease costs:
Amortization of right-of-use assets	$188	$1,008	$1,196	$—	$1,008	$1,008
Interest on lease liabilities	20	786	806	—	786	786
Total finance lease cost	$208	$1,794	$2,002	$—	$1,794	$1,794
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,143	$40,050	$59,193	$14,068	$40,050	$54,118
Operating cash flows from financing leases	$20	$786	$806	$—	$786	$786
Financing cash flows from financing leases	$179	$670	$849	$—	$670	$670
Weighted-average remaining lease term (in years):
Operating leases	8.1	5.0	7.7	7.3	5.0	6.8
Finance leases	2.4	19.6	19.2	—	19.6	19.6
Weighted-average discount rate:
Operating leases	2.96%	3.50%	3.04%	2.94%	3.50%	3.05%
Finance leases	3.77%	3.92%	3.92%	—	3.92%	3.92%

	HEI consolidated			Hawaiian Electric consolidated
Year ended December 31, 2021	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
(dollars in thousands)
Operating lease cost	$14,184	$66,070	$80,254	$8,578	$66,070	$74,648
Variable lease cost	14,360	257,472	271,832	11,586	257,472	269,058
Sublease income	(2,515)	—	(2,515)	(2,515)	—	(2,515)
Total lease cost	$26,029	$323,542	$349,571	$17,649	$323,542	$341,191
Other information
Cash paid for amounts included in the measurement of lease liabilities—Operating cash flows from operating leases	$11,239	$62,136	$73,375	$6,168	$62,136	$68,304
Weighted-average remaining lease term—operating leases (in years)	9.1	2.5	6.1	10.0	2.5	5.9
Weighted-average discount rate—operating leases	2.84%	3.63%	3.18%	2.98%	3.63%	3.31%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the maturity of our operating lease liabilities as of December 31, 2022:

	HEI consolidated			Hawaiian Electric consolidated
(in millions)	Other leases	PPAs classified as leases	Total	Other leases	PPAs classified as leases	Total
2023	$24	$4	$28	$18	$4	$22
2024	21	4	25	15	4	19
2025	16	4	20	12	4	16
2026	15	4	19	12	4	16
2027	9	4	13	6	4	10
Thereafter	38	—	38	25	—	25
Total lease payments	123	20	143	88	20	108
Less: Imputed interest	(15)	(1)	(16)	(9)	(1)	(10)
Total present value of lease payments[1]	$108	$19	$127	$79	$19	$98
1The fixed capacity payment related to the existing PPA with PGV, which will expire on December 31, 2027, is included as a lease liability as of December 31, 2021. The PGV facility returned to service with firm capacity in the first quarter of 2021. The annual capacity payment based on the most recent accepted output is approximately $4 million. The lease liability will be remeasured when PGV ramps back up to the original contracted firm capacity.
The following table summarizes the maturity of our finance lease liabilities for PPAs as of December 31, 2022:

	HEI consolidated	Hawaiian Electric consolidated
(in millions)	PPAs classified as leases	PPAs classified as leases
2023	3	$3
2024	3	3
2025	3	3
2026	4	4
2027	4	4
Thereafter	52	52
Total lease payments	69	69
Less: Imputed interest	(21)	(21)
Total present value of lease payments	$48	$48
Note: Other finance leases are not material.

Note 9 · Revenues
Revenue from contracts with customers. The revenues subject to ASC Topic 606 include the Utilities’ electric energy sales revenue and the ASB’s transaction fees, as further described below.
Electric Utilities.
Electric energy sales. Electric energy sales represent revenues from the generation and transmission of electricity to customers under tariffs approved by the PUC. Transaction pricing for electricity is determined and approved by the PUC for each rate class and includes revenues from the base electric charges, which are composed of (1) the customer, demand, energy, and minimum charges, and (2) the power factor, service voltage, and other adjustments as provided in each rate and rate rider schedule. Electric energy sales also represent contract rate charge from the generation and transmission of electricity to the Army. The monthly pricing is recalculated on an annual basis based on actual costs, approved by the Army.
The Utilities satisfy performance obligations of electric energy sales over time, i.e., the Utilities generate and transfer control of the electricity over time as the customer simultaneously receives and consumes the benefits provided by the Utilities’ performance. Payments from customers are generally due within 30 days from the end of the billing period. As electric bills to customers reflect the amount that corresponds directly with the value of the Utilities’ performance to date, the Utilities have elected to use the right to invoice practical expedient, which entitles them to recognize revenue in the amount they have the right to invoice.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Utilities’ revenues include amounts for recovery of various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the year the related revenues are recognized. For 2022, 2021 and 2020, the Utilities’ revenues include recovery of revenue taxes of approximately $303 million, $226 million and $202 million, respectively, which amounts are in “Taxes, other than income taxes” expense. However, the Utilities pay revenue taxes to the taxing authorities based on (1) the prior year’s billed revenues (in the case of public service company taxes and PUC fees) in the current year or (2) the current year’s cash collections from electric sales (in the case of franchise taxes) after year end. As of December 31, 2022 and 2021, the Utilities had recorded $188 million and $128 million, respectively, in “Taxes accrued, including revenue taxes” on the Utilities’ consolidated balance sheet for amounts previously collected from customers or accrued for public service company taxes and PUC fees, net of amounts paid to the taxing authorities. Such amounts will be used to pay public service company taxes and PUC fees owed for the following year.
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
Revenues from other sources. Revenues from other sources not subject to ASC Topic 606 are accounted for as follows:
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
Since revenue adjustments discussed above resulted from either agreements with the PUC or change in tax law, rather than contracts with customers, they are not subject to the scope of ASC Topic 606. Also, see Notes 1, 3 and 12 of the Consolidated Financial Statements. The Utilities have elected to present these revenue adjustments on a gross basis, which results in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
amounts being billed to customers presented in revenues from contracts with customers and the amortization of the related regulatory asset/liability as revenues from other sources. Depending on whether the previous deferral balance being amortized was a regulatory asset or regulatory liability, and depending on the size and direction of the current year deferral of surcharges and/or refunds to customers, it could result in negative regulatory revenue during the year.
Utility pole attachment fees. These fees primarily represent revenues from third-party companies for their access to and shared use of Utilities-owned poles through licensing agreements. As the shared portion of the utility pole is functionally dependent on the rest of the structure, no distinct goods appear to exist. Therefore, these fees are not subject to the scope of ASC Topic 606, but recognized in accordance with ASC Topic 610, Other Income.
Army privatization extraordinary O&M (EOM) fees. The monthly EOM fee provides the recovery of the incremental extraordinary O&M costs not covered under the standard utility services. The nature of the work related to transitional period revenue and monthly EOM fees do not represent the Utilities’ ongoing major or central operations (i.e., generating, and transmission and distribution of electricity) and is provided specifically for the arrangement between the Utilities and the Army. Therefore, these revenues are not subject to the scope of ASC Topic 606, but recognized in accordance with ASC Topic 610, Other Income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenue disaggregation. The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Year ended December 31, 2022				Year ended December 31, 2021
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$1,078,372	$—	$—	$1,078,372	$830,653	$—	$—	$830,653
Electric energy sales - commercial	1,087,485	—	—	1,087,485	791,424	—	—	791,424
Electric energy sales - large light and power	1,221,608	—	—	1,221,608	837,834	—	—	837,834
Electric energy sales - other	17,063	—	—	17,063	10,770	—	—	10,770
Bank fees	—	48,883	—	48,883	—	46,658	—	46,658
Other sales	—	—	11,804	11,804	—	—	4,086	4,086
Total revenues from contracts with customers	3,404,528	48,883	11,804	3,465,215	2,470,681	46,658	4,086	2,521,425
Revenues from other sources
Regulatory revenue	(29,124)	—	—	(29,124)	40,069	—	—	40,069
Bank interest and dividend income	—	265,874	—	265,874	—	242,266	—	242,266
Other bank noninterest income	—	6,311	—	6,311	—	17,474	—	17,474
Other	33,183	—	526	33,709	28,886	—	259	29,145
Total revenues from other sources	4,059	272,185	526	276,770	68,955	259,740	259	328,954
Total revenues	$3,408,587	$321,068	$12,330	$3,741,985	$2,539,636	$306,398	$4,345	$2,850,379
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$48,883	$—	$48,883	$—	$46,658	$—	$46,658
Services/goods transferred over time	3,404,528	—	11,804	3,416,332	2,470,681	—	4,086	2,474,767
Total revenues from contracts with customers	$3,404,528	$48,883	$11,804	$3,465,215	$2,470,681	$46,658	$4,086	$2,521,425
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at December 31, 2022 and 2021. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s consolidated balance sheets.
As of December 31, 2022, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10 · Retirement benefits
Defined benefit plans. Substantially all of the employees of HEI and the Utilities hired on or before December 31, 2021, participate in the Retirement Plan for Employees of Hawaiian Electric Industries, Inc. and Participating Subsidiaries (HEI Pension Plan). The HEI Pension Plan was closed to new employees first hired on or after January 1, 2022. Substantially all of the employees of ASB participated in the American Savings Bank Retirement Plan (ASB Pension Plan) until it was frozen on December 31, 2007. The HEI Pension Plan and the ASB Pension Plan (collectively, the Plans) are qualified, noncontributory defined benefit pension plans and include, in the case of the HEI Pension Plan, benefits for utility union employees determined in accordance with the terms of the collective bargaining agreements between the Utilities and the union. The Plans are subject to the provisions of ERISA. In addition, some current and former executives and directors of HEI and its subsidiaries participate in noncontributory, nonqualified plans (collectively, Supplemental Plans). In general, benefits are based on the employees’ or directors’ years of service and compensation.
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
The PUC allowed the Utilities to adopt pension and OPEB tracking mechanisms in previous rate cases. The amount of the net periodic pension cost (NPPC) and net periodic benefits costs (NPBC) to be recovered in rates is established by the PUC in each rate case or as allowed under the PBR Framework (see “Regulatory proceedings” in Note 3). Under the Utilities’ tracking mechanisms, any actual costs determined in accordance with GAAP that are over/under amounts allowed in rates are charged/credited to a regulatory asset/liability. The regulatory asset/liability for each utility will then be amortized over 5 years beginning with the respective utility’s next rate case. Accordingly, all retirement benefit expenses (except for executive life and nonqualified pension plan expenses, which amounted to $1.3 million and $1.2 million in 2022 and 2021, respectively) determined in accordance with GAAP will be recovered.
Under the tracking mechanisms, amounts that would otherwise be recorded in AOCI (excluding amounts for executive life and nonqualified pension plans), net of taxes, as well as other pension and OPEB charges, are allowed to be reclassified as a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
regulatory asset, as those costs will be recovered in rates through the NPPC and NPBC in the future. The Utilities have reclassified to a regulatory asset/(liability) charges for retirement benefits that would otherwise be recorded in AOCI (amounting to the elimination of a potential adjustment to AOCI of $(269.3) million pretax and $(230.8) million pretax for 2022 and 2021, respectively).
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
Defined benefit pension and other postretirement benefit plans information.  The changes in the obligations and assets of the Company’s and Utilities’ retirement benefit plans and the changes in AOCI (gross) for 2022 and 2021 and the funded status of these plans and amounts related to these plans reflected in the Company’s and Utilities’ consolidated balance sheets as of December 31, 2022 and 2021 were as follows:

	2022		2021
(in thousands)	Pension benefits	Other benefits	Pension benefits	Other benefits
HEI consolidated
Benefit obligation, January 1	$2,644,639	$218,151	$2,624,530	$226,421
Service cost	78,173	2,580	81,432	2,827
Interest cost	80,062	6,502	75,361	6,122
Actuarial gains	(848,905)	(60,283)	(43,300)	(8,527)
Participants contributions	—	3,348	—	2,943
Benefits paid and expenses	(97,204)	(12,862)	(93,384)	(11,635)
Benefit obligation, December 31	1,856,765	157,436	2,644,639	218,151
Fair value of plan assets, January 1	2,320,745	239,311	2,089,491	219,873
Actual return on plan assets	(461,669)	(39,469)	271,443	28,130
Employer contributions	42,542	—	51,777	—
Participants contributions	—	3,348	—	2,943
Benefits paid and expenses	(95,239)	(12,643)	(91,966)	(11,635)
Fair value of plan assets, December 31	1,806,379	190,547	2,320,745	239,311
Accrued benefit asset (liability), December 31	$(50,386)	$33,111	$(323,894)	$21,160
Other assets	$21,012	$33,526	$23,675	$21,663
Defined benefit pension and other postretirement benefit plans liability	(71,398)	(415)	(347,569)	(503)
Accrued benefit asset (liability), December 31	$(50,386)	$33,111	$(323,894)	$21,160
AOCI debit/(credit), January 1 (excluding impact of PUC D&Os)	$347,799	$(19,975)	$557,564	$2,395
Recognized during year – prior service credit	—	928	—	1,533
Recognized during year – net actuarial gain (loss)	(27,412)	12	(27,245)	(203)
Occurring during year – net actuarial gain	(245,969)	(7,203)	(182,520)	(23,700)
AOCI debit/(credit) before cumulative impact of PUC D&Os, December 31	74,418	(26,238)	347,799	(19,975)
Cumulative impact of PUC D&Os	(55,201)	19,486	(324,162)	19,166
AOCI debit/(credit), December 31	$19,217	$(6,752)	$23,637	$(809)
Net actuarial loss (gain)	$74,418	$(25,363)	$347,799	$(18,172)
Prior service gain	—	(875)	—	(1,803)
AOCI debit/(credit) before cumulative impact of PUC D&Os, December 31	74,418	(26,238)	347,799	(19,975)
Cumulative impact of PUC D&Os	(55,201)	19,486	(324,162)	19,166
AOCI debit/(credit), December 31	19,217	(6,752)	23,637	(809)
Income taxes (benefits)	(5,088)	1,740	(6,199)	209
AOCI debit/(credit), net of taxes (benefits), December 31	$14,129	$(5,012)	$17,438	$(600)

As shown in the table above, as of December 31, 2022, the other postretirement benefit plan with APBO in excess of plan assets is an unfunded plan, and as of December 31, 2021, the other postretirement benefit plans with APBOs in excess of plan assets are unfunded plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2022		2021
(in thousands)	Pension benefits	Other benefits	Pension benefits	Other benefits
Hawaiian Electric consolidated
Benefit obligation, January 1	$2,464,944	$209,470	$2,440,758	$217,074
Service cost	75,845	2,554	79,463	2,802
Interest cost	74,363	6,227	70,235	5,875
Actuarial gains	(804,498)	(58,253)	(39,755)	(7,779)
Participants contributions	—	3,286	—	2,886
Benefits paid and expenses	(88,450)	(12,750)	(85,425)	(11,388)
Transfers	(6,079)	—	(332)	—
Benefit obligation, December 31	1,716,125	150,534	2,464,944	209,470
Fair value of plan assets, January 1	2,142,617	235,525	1,909,730	216,315
Actual return on plan assets	(426,825)	(38,764)	266,922	27,712
Employer contributions	41,894	—	51,079	—
Participants contributions	—	3,286	—	2,886
Benefits paid and expenses	(87,952)	(12,541)	(84,852)	(11,388)
Other	(3,854)	(12)	(262)	—
Fair value of plan assets, December 31	1,665,880	187,494	2,142,617	235,525
Accrued benefit asset (liability), December 31	$(50,245)	$36,960	$(322,327)	$26,055
Other assets	$—	$36,960	$—	$26,055
Other liabilities (short-term)	(497)	—	(547)	—
Defined benefit pension and other postretirement benefit plans liability	(49,748)	—	(321,780)	—
Accrued benefit asset (liability), December 31	$(50,245)	$36,960	$(322,327)	$26,055
AOCI debit/(credit), January 1 (excluding impact of PUC D&Os)	$329,645	$(20,231)	$538,521	$1,181
Recognized during year – prior service credit	—	925	—	1,530
Recognized during year – net actuarial loss	(26,358)	—	(27,534)	(206)
Occurring during year – net actuarial gain	(246,023)	(6,096)	(181,342)	(22,736)
AOCI debit/(credit) before cumulative impact of PUC D&Os, December 31	57,264	(25,402)	329,645	(20,231)
Cumulative impact of PUC D&Os	(55,201)	19,486	(324,162)	19,166
AOCI debit/(credit), December 31	$2,063	$(5,916)	$5,483	$(1,065)
Net actuarial loss (gain)	$57,264	$(24,530)	$329,645	$(18,434)
Prior service gain	—	(872)	—	(1,797)
AOCI debit/(credit) before cumulative impact of PUC D&Os, December 31	57,264	(25,402)	329,645	(20,231)
Cumulative impact of PUC D&Os	(55,201)	19,486	(324,162)	19,166
AOCI debit/(credit), December 31	2,063	(5,916)	5,483	(1,065)
Income taxes (benefits)	(531)	1,523	(1,412)	274
AOCI debit/(credit), net of taxes (benefits), December 31	$1,532	$(4,393)	$4,071	$(791)
Pension benefits. In 2022, actuarial gains (losses) due to demographic experience, including any assumption changes, the most significant of which was the increase in the discount rate used to measure PBO compared to the prior year, improved funded position while investment returns lower than assumed rates, partially offset the improvement.
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
Other benefits. In 2022, actuarial gains (losses) due to demographic experience, including any assumption changes, the most significant of which was the increase in the discount rate used to measure APBO compared to the prior year, improved funded position while investment returns lower than assumed rates, partially offset the improvement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The dates used to determine retirement benefit measurements for the defined benefit plans and OPEB were December 31 of 2022, 2021 and 2020.
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
The asset allocation of defined benefit retirement plans to equity and fixed income securities (excluding cash) and related investment policy targets and ranges were as follows:

	Pension benefits[1]				Other benefits[2]
			Investment policy				Investment policy
December 31	2022	2021	Target	Range[3]	2022	2021	Target	Range[3]
Assets held by category
U.S. equity securities	58%	59%	50%	40-65%	57%	58%	50%	40-65%
Non-U.S equity securities	13	13	15	5-25%	15	15	15	5-25%
Fixed income securities	27	27	30	20-60%	28	27	30	20-60%
Private equity	2	1	5	0-10%	—	—	5	0-10%
	100%	100%	100%		100%	100%	100%
1     Asset allocation (excluding cash) is applicable to only HEI and the Utilities. As of December 31, 2022 and 2021, nearly all of ASB’s pension assets were invested in fixed income securities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The Company used the following valuation methodologies for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2022 and 2021.
Equity securities, equity index fund, exchange-traded funds, U.S. Treasury fixed income securities and mutual funds (Level 1).  Equity securities, equity index fund, exchange-traded funds, U.S. Treasury fixed income securities and mutual funds are valued at the closing price reported on the active market on which the individual securities or funds are traded.
Fixed income securities and preferred securities (Level 2).  Fixed income and preferred securities, other than those issued by the U.S. Treasury, are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Assets held in various trusts for the retirement benefit plans are measured at fair value on a recurring basis and were as follows:

	Pension benefits			Other benefits
		Fair value measurements using			Fair value measurements using
(in millions)	December 31	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	December 31	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
2022
U.S. equity securities	$387	$387	$—	$48	$48	$—
Non-U.S. equity securities	147	147	—	18	18	—
U.S. equity index and exchange-traded funds	580	580	—	58	58	—
Non-U.S. equity investments at net asset value (NAV)	75	—	—	10	—	—
Total equity investments	1,189	1,114	—	134	124	—
Fixed income securities	83	10	73	—	—	—
Fixed income mutual and exchange-traded funds	225	225	—	50	50	—
Fixed income investments at NAV	226	—	—	3	—	—
Total fixed income investments	534	235	73	53	50	—
Private equity at NAV	34	—	—	—	—	—
Cash equivalents, fund and at NAV	48	15	—	4	3	—
Total	1,805	$1,364	$73	191	$177	$—
Cash, receivables and payables, net	1			—
Fair value of plan assets	$1,806			$191
2021
U.S. equity securities	$432	$431	$1	$53	$53	$—
Non-U.S. equity securities	188	188	—	24	24	—
U.S. equity index and exchange-traded funds	830	830	—	84	84	—
Non-U.S. equity investments at NAV	96	—	—	12	—	—
Total equity investments	1,546	1,449	1	173	161	—
Fixed income securities and mutual funds	393	146	247	58	56	2
Fixed income investments at NAV	307	—	—	5	—	—
Total fixed income investments	700	146	247	63	56	2
Private equity at NAV	22	—	—	—	—	—
Cash equivalents, fund and at NAV	50	15	—	3	3	—
Total	2,318	$1,610	$248	239	$220	$2
Cash, receivables and payables, net	3			—
Fair value of plan assets	$2,321			$239
The fair value of investments measured at NAV presented in the table above is intended to permit reconciliation to the fair value of plan assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table represents assets measured at NAV.

	Pension benefits			Other benefits
Measured at NAV	December 31	Redemption frequency	Redemption notice period	December 31	Redemption frequency	Redemption notice period
(in millions)
2022
Non-U.S. equity funds (a)	$75	Daily-Monthly	5-30 days	$10	Daily-Monthly	5-30 days
Fixed income investments (b)	226	Daily	15 days	3	Daily	15 days
Private equity (c)	34	NA	NA	—	NA	NA
Cash equivalents (d)	33	Daily	0-1 day	1	Daily	0-1 day
	$368			$14
2021
Non-U.S. equity funds (a)	$96	Daily-Monthly	5-30 days	$12	Daily-Monthly	5-30 days
Fixed income investments (b)	307	Daily	15 days	5	Daily	15 days
Private equity (c)	22	NA	NA	—	NA	NA
Cash equivalents (d)	35	Daily	0-1 day	—	Daily	0-1 day
	$460			$17
NA Not applicable
None of the investments presented in the tables above have unfunded commitments, other than private equity disclosed in (c) below.
(a)     Represents investments in funds that primarily invest in non-U.S., emerging markets equities. Redemption frequency for pension benefits assets as of December 31, 2022 were: daily, 59% and monthly, 41%, and as of December 31, 2021 were daily, 61% and monthly, 39%. Redemption frequency for other benefits assets as of December 31, 2022 were: daily, 56% and monthly, 44% and as of December 31, 2021 were: daily, 57% and monthly, 43%.
(b)     Represents investments in fixed income securities invested in a US-dollar denominated fund that seeks to exceed the Bloomberg US Long Corporate A or Better Bond Index through investments in US-dollar denominated fixed income securities and commingled vehicles.
(c)     Represents investment in a private equity fund. The fund is valued as reported by the General Partner, based on the valuation of the underlying investments. As of December 31, 2022 and 2021, the unfunded commitment of the private equity fund was $56 million and $66 million, respectively; the fund does not allow redemptions but may be dissolved with six months written notice. The termination date of the fund is November 1, 2100, unless dissolved earlier.
(d)     Represents investments in cash equivalent funds. This class includes funds that invest primarily in securities issued or guaranteed by the U.S. government or its agencies or instrumentalities. For pension benefits, the fund may also invest in fixed income securities of investment grade issuers.
The following weighted-average assumptions were used in the accounting for the plans:

	Pension benefits			Other benefits
December 31	2022	2021	2020	2022	2021	2020
Benefit obligation
Discount rate[1]	5.67%	3.05%	2.92%	5.66%	3.07%	2.83%
Rate of compensation increase	3.5	3.5	3.5	NA	NA	NA
Net periodic pension/benefit cost (years ended)
Discount rate[2]	3.05	2.92	3.61	3.07	2.83	3.52
Expected return on plan assets[3]	7.25	7.25	7.25	7.25	7.25	7.25
Rate of compensation increase[4]	3.5	3.5	3.5	NA	NA	NA
NA  Not applicable
1     HEI and the Utilities pension benefits discount rate only at December 31, 2022, 2021 and 2020. ASB’s pension benefits discount rate at December 31, 2022, 2021 and 2020 was 5.63%, 3.04% and 2.76%, respectively. All other disclosed rates apply to the Company and the Utilities.
2     ASB’s pension benefits discount rate for the year ended December 31, 2022, 2021 and 2020 was 3.04%, 2.76% and 3.49%. All other disclosed rates apply to the Company and the Utilities.
3     HEI and the Utilities’ plan assets only (gross return). For 2022, 2021 and 2020, ASB’s expected return on plan assets was 3.24%, 2.96% and 3.69%, respectively.
4     HEI and the Utilities use a graded rate of compensation increase assumption based on age. The rate provided above is an average across all future years of service for the current population. NA for ASB.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company and the Utilities based their selection of an assumed discount rate for 2023 NPPC and NPBC and December 31, 2022 disclosure on a cash flow matching analysis that utilized bond information provided by Bloomberg for all non-callable, high quality bonds (generally rated Aa or better) as of December 31, 2022. In selecting the expected rate of return on plan assets for 2023 NPPC and NPBC: a) HEI and the Utilities considered economic forecasts for the types of investments held by the plans (primarily equity and fixed income investments), the Plans’ asset allocations, industry and corporate surveys and the past performance of the plans’ assets in selecting 7.25% and b) ASB considered its liability-driven investment strategy in selecting 5.83%, which is consistent with the assumed discount rate as of December 31, 2022 with a 20 basis point active manager premium. For 2022, retirement benefit plans’ assets of both the Company and the Utilities had a net loss of (19.8)%.
As of December 31, 2022, the assumed health care trend rates for 2023 and future years were as follows: medical, 6.50%, grading down to 5% for 2029 and thereafter; dental, 5%; and vision, 4%. As of December 31, 2021, the assumed health care trend rates for 2022 and future years were as follows: medical, 6.50%, grading down to 5% for 2028 and thereafter; dental, 5%; and vision, 4%.
The components of NPPC and NPBC were as follows:

	Pension benefits			Other benefits
(in thousands)	2022	2021	2020	2022	2021	2020
HEI consolidated
Service cost	$78,173	$81,432	$73,387	$2,580	$2,827	$2,537
Interest cost	80,062	75,361	81,335	6,502	6,122	7,407
Expected return on plan assets	(141,266)	(132,223)	(113,800)	(13,621)	(12,957)	(12,124)
Amortization of net prior service (gain) cost	—	—	8	(928)	(1,533)	(1,761)
Amortization of net actuarial losses	27,412	27,245	33,456	(12)	203	208
Net periodic pension/benefit cost	44,381	51,815	74,386	(5,479)	(5,338)	(3,733)
Impact of PUC D&Os	37,148	27,963	20,997	4,966	4,839	3,179
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$81,529	$79,778	$95,383	$(513)	$(499)	$(554)
Hawaiian Electric consolidated
Service cost	$75,845	$79,463	$71,604	$2,554	$2,802	$2,515
Interest cost	74,363	70,235	75,484	6,227	5,875	7,103
Expected return on plan assets	(133,873)	(125,404)	(107,369)	(13,381)	(12,755)	(11,957)
Amortization of net prior service (gain) cost	—	—	9	(925)	(1,530)	(1,758)
Amortization of net actuarial losses	26,358	27,534	30,566	—	206	207
Net periodic pension/benefit cost	42,693	51,828	70,294	(5,525)	(5,402)	(3,890)
Impact of PUC D&Os	37,148	27,963	20,997	4,966	4,839	3,179
Net periodic pension/benefit cost (adjusted for impact of PUC D&Os)	$79,841	$79,791	$91,291	$(559)	$(563)	$(711)
The Company recorded pension expense of $47 million, $47 million, $59 million in 2022, 2021 and 2020, respectively, and OPEB income of $(0.1) million in 2022, 2021 and 2020 and charged the remaining amounts primarily to electric utility plant. The Utilities recorded pension expense of $45 million, $47 million and $55 million, respectively, and OPEB income of $(0.1) million, $(0.2) million and $(0.2) million in 2022, 2021 and 2020, respectively, and charged the remaining amounts primarily to electric utility plant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Additional information on the defined benefit pension plans’ accumulated benefit obligations (ABOs), which do not consider projected pay increases (unlike the PBOs shown in the table above), and pension plans with ABOs and PBOs in excess of plan assets were as follows:

	HEI consolidated		Hawaiian Electric consolidated
December 31	2022	2021	2022	2021
(in billions)
Defined benefit plans - ABOs	$1.7	$2.3	$1.5	$2.1
Defined benefit plans with PBOs in excess of plan assets
PBOs	1.8	2.5	1.7	2.5
Fair value of plan assets	1.7	2.2	1.7	2.1
HEI consolidated. The Company estimates that the cash funding for the qualified defined benefit pension plans in 2023 will be $8 million, which will fully satisfy the ERISA minimum required contribution, the requirements of the Utilities’ pension tracking mechanisms and the Plan’s funding policy. The Company’s current estimate of contributions to its other postretirement benefit plans in 2023 is nil.
As of December 31, 2022, the benefits expected to be paid under all retirement benefit plans in 2023, 2024, 2025, 2026, 2027 and 2028 through 2032 amount to $107 million, $111 million, $114 million, $117 million, $121 million and $655 million, respectively.
Hawaiian Electric consolidated. The Utilities estimate that the cash funding for the qualified defined benefit pension plan in 2023 will be $8 million, which will fully satisfy the ERISA minimum required contribution, the requirements of the pension tracking mechanisms and the Plan’s funding policy. The Utilities’ current estimate of contributions to its other postretirement benefit plans in 2023 is nil.
As of December 31, 2022, the benefits expected to be paid under all retirement benefit plans in 2023, 2024, 2025, 2026, 2027 and 2028 through 2032 amounted to $98 million, $101 million, $104 million, $107 million, $110 million and $601 million, respectively.
Defined contribution plans information.  For 2022, 2021 and 2020, the Company’s expense for its defined contribution plans under the HEIRSP and the ASB 401(k) Plan was $9 million, $6 million and $7 million, respectively; and its cash contributions were $7 million, $6 million and $7 million, respectively. Included in the 2022 amount are non-elective employer contributions for the Utilities and HEI employees first hired on or after January 1, 2022, equal to 10% of those new employees’ annual compensation. For each of 2022, 2021 and 2020 the Utilities’ expense and cash contributions for its defined contribution plan under the HEIRSP was $4 million, $3 million, and $3 million, respectively.

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
As of December 31, 2022, approximately 2.8 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy statutory tax liabilities relating to EIP awards, including an estimated 0.5 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Restricted stock units awarded under the EIP in 2022, 2021, 2020 and 2019 will vest and be issued in unrestricted stock in three (2022 and 2021) or four (2020 and 2019) equal annual increments on the anniversaries of the grant date and are forfeited to the extent they have not become vested for terminations of employment during the vesting period, except that pro-rata vesting is provided for terminations due to death, disability and retirement. Restricted stock units expense has been recognized in accordance with the fair-value-based measurement method of accounting. Dividend equivalent rights are accrued quarterly and are paid at the end of the restriction period when the associated restricted stock units vest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Stock performance awards granted under the 2022-24, 2021-23 and 2020-22 long-term incentive plans (LTIP) entitle the grantee to shares of common stock with dividend equivalent rights once service conditions and performance conditions are satisfied at the end of the three-year performance period. LTIP awards are forfeited for terminations of employment during the performance period, except that pro-rata participation is provided for terminations due to death, disability and retirement based upon completed months of service after a minimum of 12 months of service in the performance period. Compensation expense for the stock performance awards portion of the LTIP has been recognized in accordance with the fair-value-based measurement method of accounting for performance shares.
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of December 31, 2022, there were 208,627 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

(in millions)	2022	2021	2020
HEI consolidated
Share-based compensation expense[1]	$10.4	$9.1	$5.8
Income tax benefit	2.1	1.4	1.0
Hawaiian Electric consolidated
Share-based compensation expense[1]	3.0	2.7	1.8
Income tax benefit	0.7	0.6	0.4
1For 2022, 2021 and 2020, the Company has not capitalized any share-based compensation.
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

(dollars in millions)	2022	2021	2020
Shares granted	35,720	29,816	36,100
Fair value	$1.5	$1.3	$1.3
Income tax benefit	0.4	0.3	0.3
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI common stock on the grant date.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	2022		2021		2020
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	233,448	$38.10	193,939	$40.89	207,641	$35.36
Granted	98,463	41.31	137,582	34.66	78,595	47.99
Vested	(96,282)	37.75	(79,623)	38.51	(77,719)	34.19
Forfeited	(53,101)	39.01	(18,450)	39.92	(14,578)	36.20
Outstanding, December 31	182,528	$39.75	233,448	$38.10	193,939	$40.89
Total weighted-average grant-date fair value of shares granted (in millions)	$4.1		$4.8		$3.8
(1)Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For 2022, 2021 and 2020, total restricted stock units and related dividends that vested had a fair value of $4.2 million, $3.0 million and $4.2 million, respectively, and the related tax benefits were $0.6 million, $0.6 million and $0.7 million, respectively.
As of December 31, 2022, there was $4.3 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 1.7 years.
Long-term incentive plan payable in stock.  The 2020-22, 2021-23 and 2022-24 LTIPs provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals, including a market condition goal. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made, subject to the achievement of specified performance levels and calculated dividend equivalents. The potential payout varies from 0% to 200% of the number of target shares, depending on the achievement of the goals. The market condition goal is based on HEI’s total shareholder return (TSR) compared to the Edison Electric Institute Index over the relevant three-year period. The other performance condition goals relate to EPS growth, return on average common equity (ROACE), renewable portfolio standards,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
carbon emissions reduction, Hawaiian Electric’s net income growth, ASB’s efficiency ratio and strategic initiatives and Pacific Current’s EBITDA growth and return on average invested capital.
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	2022		2021		2020
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	90,974	$42.86	89,222	$42.10	96,402	$39.62
Granted	26,469	54.92	46,024	41.12	24,630	48.62
Vested (issued or unissued and cancelled)	(29,042)	41.07	(32,355)	38.20	(29,409)	39.51
Forfeited	(16,827)	44.45	(11,917)	43.07	(2,401)	41.22
Outstanding, December 31	71,574	$47.67	90,974	$42.86	89,222	$42.10
Total weighted-average grant-date fair value of shares granted (in millions)	$1.5		$1.9		$1.2
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
The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TSR and the resulting fair value of LTIP awards granted:

	2022	2021	2020
Risk-free interest rate	1.71%	0.19%	1.39%
Expected life in years	3	3	3
Expected volatility	31.0%	29.9%	13.1%
Range of expected volatility for Peer Group	25.4% to 76.7%	25.6% to 102.9%	13.6% to 95.4%
Grant date fair value (per share)	$54.92	$41.12	$48.62
For 2022, 2021 and 2020, total vested LTIP awards linked to TSR and related dividends had a fair value of $0.8 million, $0.8 million and $2.6 million, respectively, and the related tax benefits were $0.1 million, $0.2 million and $0.4 million, respectively.
As of December 31, 2022, there was $1.2 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.5 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	2022		2021		2020
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	306,342	$38.42	220,715	$41.03	403,768	$35.15
Granted	105,860	41.31	184,102	34.37	98,522	48.10
Vested	(71,807)	37.68	(43,155)	34.12	(135,804)	33.48
Increase above target (cancelled)	36,505	35.75	(7,646)	39.06	(136,163)	36.44
Forfeited	(67,311)	37.35	(47,674)	38.74	(9,608)	38.36
Outstanding, December 31	309,589	$39.50	306,342	$38.42	220,715	$41.03
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$4.4		$6.3		$4.7
(1)Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For 2022, 2021 and 2020, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $3.2 million, $1.7 million and $7.6 million, respectively, and the related tax benefits were $0.4 million, $0.4 million and $1.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 31, 2022, there was $3.7 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.4 years.

Note 12 · Income taxes
The components of income taxes attributable to net income for common stock were as follows:

	HEI consolidated			Hawaiian Electric consolidated
Years ended December 31	2022	2021	2020	2022	2021	2020
(in thousands)
Federal
Current	$77,595	$51,455	$23,207	$75,118	$42,794	$31,950
Deferred	(37,410)	(11,689)	(4,215)	(39,646)	(12,109)	(5,408)
Deferred tax credits, net*	4,031	4,611	10,979	137	302	1,549
	44,216	44,377	29,971	35,609	30,987	28,091
State
Current	11,981	12,119	8,430	15,780	4,861	3,768
Deferred	4,914	6,290	2,509	(1,769)	8,279	8,559
Deferred tax credits, net*	56	21	—	56	21	—
	16,951	18,430	10,939	14,067	13,161	12,327
Total	$61,167	$62,807	$40,910	$49,676	$44,148	$40,418
*     In 2022, 2021 and 2020, primarily represents federal tax credits related to Mauo’s solar-plus-storage project, deferred and amortized starting in 2022, 2021 and 2020, respectively.
A reconciliation of the amount of income taxes computed at the federal statutory rate to the amount provided in the consolidated statements of income was as follows:

	HEI consolidated			Hawaiian Electric consolidated
Years ended December 31	2022	2021	2020	2022	2021	2020
(in thousands)
Amount at the federal statutory income tax rate	$63,881	$65,281	$50,531	$50,526	$46,995	$44,468
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	14,438	15,735	9,448	11,026	10,323	9,658
Net deferred tax asset (liability) adjustment related to the Tax Act	(9,886)	(9,886)	(11,267)	(9,886)	(9,886)	(11,267)
Other, net	(7,266)	(8,323)	(7,802)	(1,990)	(3,284)	(2,441)
Total	$61,167	$62,807	$40,910	$49,676	$44,148	$40,418
Effective income tax rate (%)	20.1	20.2	17.0	20.6	19.7	19.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The tax effects of book and tax basis differences that give rise to deferred tax assets and liabilities were as follows:

	HEI consolidated		Hawaiian Electric consolidated
December 31	2022	2021	2022	2021
(in thousands)
Deferred tax assets
Regulatory liabilities, excluding amounts attributable to property, plant and equipment	$82,488	$87,817	$82,488	$87,817
Operating lease liabilities	45,016	35,449	37,472	29,661
Retirement benefits	7,692	—	6,852	—
Revenue taxes	51,392	35,040	51,392	35,040
Allowance for bad debts	22,734	26,217	2,195	7,156
Available-for-sale investments	120,405	11,728	—	—
Other[1]	39,399	46,790	20,287	20,529
Total deferred tax assets	369,126	243,041	200,686	180,203
Deferred tax liabilities
Property, plant and equipment related	511,832	500,659	497,929	490,713
Operating lease right-of-use assets	44,461	35,271	37,472	29,661
Regulatory assets, excluding amounts attributable to property, plant and equipment	22,183	23,700	22,183	23,700
Retirement benefits	—	6,863	—	8,261
Other	53,112	61,308	27,532	36,502
Total deferred tax liabilities	631,588	627,801	585,116	588,837
Net deferred income tax liability	$262,462	$384,760	$384,430	$408,634
1     As of December 31, 2022, HEI consolidated has deferred tax assets of $4.3 million relating to the benefit of state tax credit carryforwards of $5.6 million. These state tax credit carryforwards primarily relate to the West Loch PV project and do not expire. The Company concluded that as of December 31, 2022, a valuation allowance is not required.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Based upon historical taxable income and projections for future taxable income, management believes it is more likely than not the Company and the Utilities will realize substantially all of the benefits of the deferred tax assets. As of December 31, 2022 and 2021, valuation allowances for deferred tax benefits were nil. The Utilities are included in the consolidated federal and Hawaii income tax returns of HEI and are subject to the provisions of HEI’s tax sharing agreement, which determines each subsidiary’s (or subgroup’s) income tax return liabilities and refunds on a standalone basis as if it filed a separate return (or subgroup consolidated return).
The following is a reconciliation of the Company’s liability for unrecognized tax benefits for 2022, 2021 and 2020.

	HEI consolidated			Hawaiian Electric consolidated
(in millions)	2022	2021	2020	2022	2021	2020
Unrecognized tax benefits, January 1	$17.1	$12.7	$2.2	$11.6	$12.7	$1.7
Additions based on tax positions taken during the year	19.0	2.8	0.2	0.1	0.3	0.2
Reductions based on tax positions taken during the year	(3.5)	(0.5)	—	—	—	—
Additions for tax positions of prior years	0.6	7.6	11.6	0.2	0.2	11.6
Reductions for tax positions of prior years	(2.6)	(5.5)	(0.1)	(0.2)	(1.6)	(0.1)
Lapses of statute of limitations	—	—	(0.2)	—	—	(0.2)
Settlement	—	—	(1.0)	—	—	(0.5)
Unrecognized tax benefits, December 31	$30.6	$17.1	$12.7	$11.7	$11.6	$12.7
At December 31, 2022 and 2021, there were $10.2 million of unrecognized tax benefits that, if recognized, would affect the Company’s and Utilities’ annual effective tax rate.
HEI consolidated. The Company recognizes interest accrued related to unrecognized tax benefits in “Interest expense-other than on deposit liabilities and other bank borrowings” and penalties, if any, in operating expenses. In 2022, 2021 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2020, the Company recognized approximately $0.4 million, $0.2 million and $(0.5) million, respectively, in interest expense. The Company had $0.6 million and $0.3 million of interest accrued as of December 31, 2022 and 2021, respectively.
Hawaiian Electric consolidated. The Utilities recognize interest accrued related to unrecognized tax benefits in “Interest expense and other charges, net” and penalties, if any, in operating expenses. In 2022, 2021 and 2020, the Utilities recognized approximately $0.1 million, $0.1 million and $(0.3) million, respectively, in interest expense. The Utilities had $0.2 million and $0.1 million of interest accrued as of December 31, 2022 and 2021, respectively.
As of December 31, 2022, the disclosures above present the Company’s and the Utilities’ accruals for potential tax liabilities, which involve management’s judgment regarding the likelihood of the benefits being sustained under governmental review. While the Company and the Utilities currently do not expect material changes to occur in the next twelve months, the Company and the Utilities are generally unable to estimate the range of impacts on the balance of uncertain tax positions or the impact on the effective tax rate from the resolution of these issues until the Internal Revenue Service addresses them in the current examination process, and therefore, it is possible that the amount of unrecognized benefit with respect to the Company’s and the Utilities’ uncertain tax positions could increase or decrease within the next 12 months. The final resolution of uncertain tax positions could result in adjustments to recorded amounts.
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
Tax developments. The Inflation Reduction Act of 2022 (IRA) was signed by President Biden on August 16, 2022. Key provisions under the IRA include a 15% corporate alternative minimum tax (CAMT) imposed on certain large corporations and a 1% excise tax on stock repurchases after December 31, 2022. Based on current interpretation of the law and current guidance available we do not believe HEI will be impacted by the CAMT or stock repurchase excise tax provisions.
The IRA also creates new tax credits and enhances others to stimulate investment in renewable energy sources. Certain provisions of the IRA will become effective beginning tax year 2023. The Company continues to monitor guidance and assess related tax planning opportunities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13 · Cash flows

Years ended December 31	2022	2021	2020
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates, net of amounts capitalized	$106	$98	$98
Income taxes paid (net of refundable credits)	41	41	32
Income taxes refunded (including refundable credits)	2	7	3
Hawaiian Electric consolidated
Interest paid to non-affiliates, net of amounts capitalized	69	71	65
Income taxes paid (net of refundable credits)	67	45	41
Income taxes refunded (including refundable credits)	—	5	3
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment-Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	68	48	44
Loans transferred from held for investment to held for sale (investing)	—	61	—
Real estate transferred from property, plant and equipment to other assets held-for-sale (investing)	—	3	—
Right-of-use assets obtained in exchange for operating lease obligations (investing)	51	44	26
Property, plant, equipment and other assets received in exchange for the assumption of debt associated with a business acquisition (investing)	68	—	—
Debt, lease liabilities and other liabilities assumed in business acquisition (financing)	68	—	—
Common stock issued (gross) for director and executive/management compensation (financing)[1]	10	7	16
Obligations to fund low income housing investments, net (investing)	9	36	25
Transfer of securities from available for sale to held to maturities (investing)	755	—	—
Hawaiian Electric consolidated
Electric utility property, plant and equipment-Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	64	43	41
Right-of-use assets obtained in exchange for operating lease obligations (investing)	44	44	17
HEI Consolidated and Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	14	8	10
Increase related to an acquisition (investing)	15	—	—
Right-of-use assets obtained in exchange for finance lease obligations (financing)	48	—	—
Reduction of long-term debt from funds previously transferred for repayment (financing)	—	—	82
1 The amounts shown represent the market value of common stock issued for director and executive/management compensation and withheld to satisfy statutory tax liabilities.

Note 14 · Regulatory restrictions on net assets
The abilities of certain of HEI’s subsidiaries to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions. Under the PUC Agreement, in the event that the consolidated common stock equity of the electric utility subsidiaries falls below 35% of the total capitalization of the electric utilities (including the current maturities of long-term debt, but excluding short-term borrowings), the electric utility subsidiaries would, absent PUC approval, be restricted in their payment of cash dividends to 80% of the earnings available for the payment of dividends in the current fiscal year and preceding five years, less the amount of dividends paid during that period. The PUC Agreement also provides that the foregoing dividend restriction shall not be construed as relinquishing any right the PUC may have to review the dividend policies of the electric utility subsidiaries. As of December 31, 2022, the consolidated common stock equity of HEI’s electric utility subsidiaries was 57% of their total capitalization (as calculated for purposes of the PUC Agreement). As of December 31, 2022,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Hawaiian Electric and its subsidiaries had common stock equity of $2.3 billion of which approximately $951 million was not available for transfer to HEI in the form of dividends, loans or advances without regulatory approval.
The ability of ASB to make capital distributions to HEI and other affiliates is restricted under federal law. Subject to a limited exception for stock redemptions that do not result in any decrease in ASB’s capital and would improve ASB’s financial condition, ASB is prohibited from declaring any dividends, making any other capital distributions, or paying a management fee to a controlling person if, following the distribution or payment, ASB would be deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized. ASB is required to notify the FRB and OCC prior to making any capital distribution (including dividends) to HEI (through ASB Hawaii). All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to ASB Hawaii and HEI. Generally, the FRB and OCC may disapprove or deny ASB’s request to make a capital distribution if the proposed distribution will cause ASB to become undercapitalized, or the proposed distribution raises safety and soundness concerns, or the proposed distribution violates a prohibition contained in any statute, regulation or agreement between ASB and the OCC. As of December 31, 2022, ASB could transfer approximately $194 million of net assets to HEI and maintain its “well-capitalized” position.
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
The Utilities are regulated operating electric public utilities engaged in the generation, purchase, transmission, distribution and sale of electricity on the islands of Oahu, Hawaii, Maui, Lanai and Molokai in the State of Hawaii. The Utilities provide the only electric public utility service on the islands they serve. The Utilities extend credit to customers, all of whom reside or conduct business in the State of Hawaii. See Note 3 for a discussion of the Utilities’ major customers. The International Brotherhood of Electrical Workers Local 1260 represents roughly half of the Utilities’ workforce covered by a collective bargaining agreement that expires on October 31, 2024.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Real estate acquired in settlement of loans. Foreclosed assets are initially measured at fair value (less estimated costs to sell) and subsequently measured at the lower of the carrying value or fair value less selling costs. Fair values are generally based upon appraisals or independent market prices that are periodically updated subsequent to classification as real estate owned. Such adjustments typically result in a Level 3 classification of the inputs for determining fair value. ASB estimates the fair value of collateral-dependent loans and real estate owned using the sales comparison approach.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the carrying or notional amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
December 31, 2022
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,429,667	$—	$1,414,765	$14,902	$1,429,667
Held-to-maturity investment securities	1,251,747	—	1,150,971	—	1,150,971
Loans, net	5,907,514	—	821	5,453,381	5,454,202
Mortgage servicing rights	9,047	—	—	17,646	17,646
Derivative assets	16,220	18	1,330	—	1,348
Financial liabilities
HEI consolidated
Deposit liabilities	611,718	—	597,617	—	597,617
Short-term borrowings—other than bank	172,568	—	172,568	—	172,568
Other bank borrowings	695,120	—	695,095	—	695,095
Long-term debt, net—other than bank	2,384,980	—	2,122,605	—	2,122,605
Derivative liabilities	22,949	—	472	—	472
Hawaiian Electric consolidated
Short-term borrowings	87,967	—	87,967	—	87,967
Long-term debt, net	1,684,816	—	1,487,496	—	1,487,496
December 31, 2021
Financial assets
HEI consolidated
Available-for-sale investment securities	$2,574,618	$—	$2,559,191	$15,427	$2,574,618
Held-to-maturity investment securities	522,270	—	510,474	—	510,474
Loans, net	5,150,388	—	10,403	5,218,121	5,228,524
Mortgage servicing rights	9,950	—	—	14,480	14,480
Derivative assets	57,377	—	909	—	909
Financial liabilities
HEI consolidated
Deposit liabilities	423,976	—	442,361	—	442,361
Short-term borrowings—other than bank	53,998	—	53,998	—	53,998
Other bank borrowings	88,305	—	88,304	—	88,304
Long-term debt, net—other than bank	2,321,937	—	2,624,130	—	2,624,130
Derivative liabilities	57,000	11	5,271	—	5,282
Hawaiian Electric consolidated
Long-term debt, net	1,676,402	—	1,955,710	—	1,955,710

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

December 31	2022			2021
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$—	$1,292,968	$—	$—	$2,437,923	$—
U.S. Treasury and federal agency obligations	—	81,063	—	—	90,090	—
Corporate bonds	—	40,734	—	—	31,178	—
Mortgage revenue bonds	—	—	14,902	—	—	15,427
	$—	$1,414,765	$14,902	$—	$2,559,191	$15,427
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$9	$—	$—	$638	$—
Forward commitments (bank segment)[1]	18	—	—	—	—	—
Interest rate swap (Other segment)[2]	—	1,321	—	—	271	—
	$18	$1,330	$—	$—	$909	$—
Derivative liabilities
Interest rate lock commitments (bank segment)[1]	$—	$—	$—	$—	$—	$—
Forward commitments (bank segment)[1]	—	—	—	11	—	—
Interest rate swap (Other segment)[2]	—	472	—	—	5,271	—
	$—	$472	$—	$11	$5,271	$—
1 Derivatives are carried at fair value in other assets or other liabilities in the balance sheets with changes in value included in mortgage banking income.
2    Derivatives are included in other assets and other liabilities in the balance sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2022 and 2021.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	2022	2021
Mortgage revenue bonds
Balance, January 1	$15,427	$27,185
Principal payments received	(525)	(11,758)
Purchases	—
Unrealized gain (loss) included in other comprehensive income	—	—
Balance, December 31	$14,902	$15,427
Mortgage revenue bonds are issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of December 31, 2022, the weighted average discount rate was 4.89% which was derived by incorporating a credit spread over the one month LIBOR rate. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.
Fair value measurements on a nonrecurring basis.  Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. As of December 31, 2022 and 2021, there were no financial instruments measured at fair value on a nonrecurring basis.
For 2022 and 2021, there were no adjustments to fair value for ASB’s loans held for sale.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
HEI and Hawaiian Electric: None
ITEM 9A.    CONTROLS AND PROCEDURES
HEI:
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Scott W. H. Seu, HEI Chief Executive Officer (CEO), and Paul K. Ito, HEI Chief Financial Officer (CFO), have evaluated the disclosure controls and procedures of HEI as of December 31, 2022. Based on their evaluation, as of December 31, 2022, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Hawaiian Electric:
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Shelee M. T. Kimura, Hawaiian Electric CEO, and Tayne S. Y. Sekimura, Hawaiian Electric CFO, have evaluated the disclosure controls and procedures of Hawaiian Electric as of December 31, 2022. Based on their evaluation, as of December 31, 2022, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by Hawaiian Electric in reports Hawaiian Electric files or submits under the Securities Exchange Act of 1934:
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
Management conducted an evaluation of the effectiveness of Hawaiian Electric’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO. Based on this evaluation, management has concluded that Hawaiian Electric’s internal control over financial reporting was effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

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
The remaining information required by this Item 10 for HEI is incorporated herein by reference to the following sections in HEI’s 2023 Proxy Statement:
•“Director Nominees for Election”
•“Continuing Directors”
•“Committees of the Board” (portions regarding whether HEI has an audit & risk committee and identifying its members; no other portion of the Committees of the Board section is incorporated herein by reference)
•“Audit & Risk Committee Report” (portion identifying audit & risk committee financial experts who serve on the HEI Audit & Risk Committee only; no other portion of the Audit & Risk Committee Report is incorporated herein by reference)

Family relationships; director arrangements
There are no family relationships between any HEI director or director nominee and any other HEI director or director nominee or any HEI executive officer. There are no arrangements or understandings between any HEI director or director nominee and any other person pursuant to which such director or director nominee was selected. Information required to be reported under this caption is incorporated herein by reference to the “Other relationships and related person transactions” section in HEI’s 2023 Proxy Statement.
Delinquent Section 16(a) reports
Information required to be reported under this caption is incorporated herein by reference to the “Delinquent Section 16(a) Reports” section in HEI’s 2023 Proxy Statement.
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
ITEM 11.    EXECUTIVE COMPENSATION
HEI:
The information required by this Item 11 for HEI is incorporated herein by reference to the information relating to executive and director compensation in HEI’s 2023 Proxy Statement.
Hawaiian Electric:
The information required by this Item 11 for Hawaiian Electric is incorporated herein by reference to:
•Pages 7 to 35 of Hawaiian Electric Exhibit 99.1 to this Form 10-K;
•The discussion of “2021-23 Long-Term Incentive Plan” at pages 17 to 18 of Hawaiian Electric’s Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2021; and
•Information concerning compensation paid to directors of Hawaiian Electric who are also directors of HEI under the section of HEI’s 2023 Proxy Statement entitled, “Director Compensation.”
COMPENSATION & HUMAN CAPITAL MANAGEMENT COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
HEI:
The information required to be reported under this caption for HEI is incorporated herein by reference to the “Compensation & Human Capital Management Interlocks and Insider Participation” section in HEI’s 2023 Proxy Statement.
Hawaiian Electric:
The information required to be reported under this caption for Hawaiian Electric is incorporated herein by reference to page 23 of Hawaiian Electric Exhibit 99.1.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
HEI:
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The information required by this Item 12 for HEI is incorporated herein by reference to the “Stock Ownership Information-Security Ownership of Certain Beneficial Owners” section in HEI’s 2023 Proxy Statement.
Equity Compensation Plan Information
Information as of December 31, 2022 about HEI Common Stock that may be issued under all of the Company’s equity compensation plans was as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by shareholders	514,181	$—	2,454,293
Equity compensation plans not approved by shareholders	—	—	—
Total	514,181	$—	2,454,293
(1)This column includes the number of shares of HEI Common Stock which may be issued under the HEI 2010 Equity and Incentive Plan, as amended (EIP) on account of awards outstanding as of December 31, 2022, including:

EIP
125,391	Restricted stock units plus estimated compounded dividend equivalents (if applicable)*
388,790	Shares to be issued in February 2023, 2024 and 2025 under the 2020-22, 2021-23 and 2022-24 LTIPs, respectively, plus compounded dividend equivalents**
514,181
*    Under the EIP as of December 31, 2022, RSUs count as one share against shares available for issuance less estimated shares withheld for taxes under net share settlement, which again become available for the issuance of new shares on a one-to-one basis.
**    For shares to be issued in February 2024 and 2025 under the 2021-23 and 2022-24 LTIPs, respectively, the number of shares to be issued assumes that applicable performance goals are achieved and shares are issued at maximum levels, reduced by the estimated number of shares withheld for taxes.
(2)This represents the number of shares available as of December 31, 2022 for future awards, including 2,245,666 shares available for future awards under the EIP and 208,627 shares available for future awards under the 2011 Nonemployee Director Plan.
Hawaiian Electric:
The information required by this Item 12 for Hawaiian Electric is incorporated herein by reference to pages 35 to 36 of Hawaiian Electric Exhibit 99.1.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
HEI:
The information required by this Item 13 for HEI is incorporated herein by reference to the sections relating to related person transactions and director independence in HEI’s 2023 Proxy Statement.
Hawaiian Electric:
The information required by this Item 13 for Hawaiian Electric is incorporated herein by reference to pages 36 to 37 of Hawaiian Electric Exhibit 99.1.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
HEI:
The information required by this Item 14 for HEI is incorporated herein by reference to the relevant information in the Audit & Risk Committee Report in HEI’s 2023 Proxy Statement (but no other part of the “Audit & Risk Committee Report” is incorporated herein by reference).
Hawaiian Electric:
The information required by this Item 14 for Hawaiian Electric is incorporated herein by reference to page 38 of Hawaiian Electric Exhibit 99.1.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial statements
See Item 8 for the Consolidated Financial Statements of HEI and Hawaiian Electric.
(a)(2) and (c) Financial statement schedules
The following financial statement schedules for HEI and Hawaiian Electric are included in this report on the pages indicated below:

		Page/s in Form 10-K
		HEI	Hawaiian Electric
Schedule I	Condensed Financial Information of Registrant, Hawaiian Electric Industries, Inc. (Parent Company) at December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020	188-190	NA
Schedule II	Valuation and Qualifying Accounts, Hawaiian Electric Industries, Inc. and subsidiaries and Hawaiian Electric Company, Inc. and subsidiaries for the years ended December 31, 2022, 2021 and 2020	192	192
NA Not applicable.
Certain schedules, other than those listed, are omitted because they are not required, or are not applicable, or the required information is shown in the Consolidated Financial Statements.
ITEM 16.    FORM 10-K SUMMARY
HEI and Hawaiian Electric: None

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED BALANCE SHEETS

December 31	2022	2021
(dollars in thousands)
Assets
Cash and cash equivalents	$611	$479
Accounts receivable	946	873
Notes receivable from subsidiaries	1,140	—
Property, plant and equipment, net	1,877	2,052
Deferred income tax assets	12,107	17,000
Other assets and intercompany receivables	17,695	15,940
Investments in subsidiaries, at equity	2,894,856	3,025,729
Total assets	$2,929,232	$3,062,073
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$797	$914
Interest payable	1,554	2,238
Commercial paper	49,683	53,998
Short-term debt, net	34,918	—
Long-term debt, net	557,874	548,480
Retirement benefits liability	21,983	26,340
Other	59,924	39,219
Total liabilities	726,733	671,189
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 109,470,795 shares and 109,311,785 shares at December 31, 2022 and 2021, respectively	1,692,697	1,685,496
Retained earnings	845,830	757,921
Accumulated other comprehensive loss, net of tax benefits	(336,028)	(52,533)
Total shareholders’ equity	2,202,499	2,390,884
Total liabilities and shareholders’ equity	$2,929,232	$3,062,073

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF INCOME

Years ended December 31	2022	2021	2020
(in thousands)
Revenues	$320	$105	$208
Equity in net income of subsidiaries	273,076	278,743	227,098
Expenses:
Operating, administrative and general	20,850	24,006	20,731
Depreciation of property, plant and equipment	399	414	485
Taxes, other than income taxes	732	514	654
Total expenses	21,981	24,934	21,870
Income before interest expense and income tax benefits	251,415	253,914	205,436
Retirement defined benefits credit (expense)—other than service costs	147	(114)	634
Interest expense	21,997	18,444	18,237
Income before income tax benefits	229,271	235,584	186,565
Income tax benefits	11,867	10,582	11,259
Net income	$241,138	$246,166	$197,824

HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
STATEMENTS OF COMPREHENSIVE INCOME
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Incorporated by reference are HEI and Subsidiaries’ Statements of Consolidated Comprehensive Income and Consolidated Statements of Changes in Shareholders’ Equity in Part II, Item 8.

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31	2022	2021	2020
(in thousands)
Net cash provided by operating activities	$167,150	$154,151	$134,363
Cash flows from investing activities
Increase in note receivable from subsidiary	(1,140)	—	—
Decrease in note receivable from subsidiary	—	—	22,719
Capital expenditures	(224)	(10)	(20)
Investments in subsidiaries	(50,629)	(76,232)	(42,664)
Other	1,662	180	2,435
Net cash used in investing activities	(50,331)	(76,062)	(17,530)
Cash flows from financing activities
Net decrease in short-term borrowings with original maturities of three months or less	(4,315)	(10,493)	(32,232)
Proceeds from issuance of short-term debt	35,000	—	65,000
Repayment of short-term debt	—	(15,000)	(50,000)
Proceeds from issuance of long-term debt	160,000	150,000	50,000
Repayment of long-term debt	(150,000)	(50,000)	—
Proceeds from issuance of syndicated credit facility	—	—	66,300
Repayment of syndicated credit facility	—	—	(66,300)
Withheld shares for employee taxes on vested share-based compensation	(3,165)	(2,006)	(5,700)
Common stock dividends	(153,229)	(148,643)	(144,096)
Other	(978)	(1,767)	(459)
Net cash used in financing activities	(116,687)	(77,909)	(117,487)
Net increase (decrease) in cash and equivalents	132	180	(654)
Cash and cash equivalents, January 1	479	299	953
Cash and cash equivalents, December 31	$611	$479	$299

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
Long-term debt
The components of long-term debt, net, were as follows:

December 31	2022	2021
(dollars in thousands)
HEI 2.99% term loan, paid in 2022	$—	$150,000
HEI 3.99% senior notes, due 2023	50,000	50,000
HEI 4.58% senior notes, due 2025	50,000	50,000
HEI 4.72% senior notes, due 2028	100,000	100,000
HEI 2.82% senior notes, due 2028	24,000	24,000
HEI 2.48% senior notes, due 2028	30,000	30,000
HEI 2.98% senior notes, due 2030	50,000	50,000
HEI 3.15% senior notes, due 2031	51,000	51,000
HEI 2.78% senior notes, due 2031	25,000	25,000
HEI 2.98% senior notes, due 2032	30,000	—
HEI 5.43% senior notes, due 2032	75,000	—
HEI 5.43% senior notes, due 2034	35,000	—
HEI 3.74% senior notes, due 2051	20,000	20,000
HEI 3.94% senior notes, due 2052	20,000	—
Less unamortized debt issuance costs	(2,126)	(1,520)
Long-term debt, net	$557,874	$548,480

The aggregate payments of principal required within five years after December 31, 2022 on long-term debt are $50 million in 2023, nil in 2024, $50 million in 2025, nil in 2026, nil for 2027, and $460 million thereafter.
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
Dividends from HEI subsidiaries
In 2022, 2021 and 2020, cash dividends received from subsidiaries were $168 million, $172 million and $145 million, respectively.
Supplemental disclosures of noncash activities
In 2022, 2021 and 2020, $1.9 million, $2.1 million and $2.3 million, respectively, of HEI accounts receivable from ASB Hawaii were reduced with a corresponding reduction in HEI notes payable to ASB Hawaii in noncash transactions.
In 2022, 2021 and 2020, $1.9 million, $2.1 million and $2.3 million, respectively, were contributed as equity by HEI into ASB Hawaii with a corresponding increase in HEI notes payable to ASB Hawaii in noncash transactions.
Under the HEI DRIP, common stock dividends reinvested by shareholders in HEI common stock in noncash transactions was immaterial for 2022, 2021 and 2020 as HEI satisfied the share purchase requirements of the DRIP in 2022, 2021 and 2020 through open market purchases of its common stock rather than new issuances.

Hawaiian Electric Industries, Inc. and subsidiaries
and Hawaiian Electric Company, Inc. and subsidiaries
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2022, 2021 and 2020

Col. A	Col. B	Col. C			Col. D		Col. E
(in thousands)		Additions
Description	Balance at begin- ning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
2022
Allowance for uncollectible accounts – electric utility	$26,100	$6,028	$(14,626)	(a)	$11,391	(b)	$6,111
2021
Allowance for uncollectible accounts – electric utility	$17,809	$4,183	$11,795	(a)	$7,687	(b)	$26,100
2020
Allowance for uncollectible accounts – electric utility	$1,377	$2,100	$18,041	(a)	$3,709	(b)	$17,809
(a)Includes recoveries, ($16,200) of recoveries from previous deferred bad debt expense for 2022 as well as $10,700 and $16,700 of bad debt expenses for 2021 and 2020, respectively, that have been deferred to regulatory assets pursuant to a PUC order as the recovery is probable. Total deferred bad debt expense of $10,700 in 2021 is net of a $2,000 reversal associated with customer bill credits to be provided under the Utilities’ bill forgiveness program.
(b)Bad debts charged off.

(a)(3) and (b) Exhibits
The exhibits listed for HEI and Hawaiian Electric are listed in the index under the headings “HEI” and “Hawaiian Electric,” respectively, except that the exhibits listed under “Hawaiian Electric” are also exhibits for HEI.
EXHIBIT INDEX
The exhibits designated by an asterisk (*) are filed herewith. The exhibits not so designated are incorporated by reference to the indicated filing.

Exhibit no.	Description	Form	File Number	Exhibit #	Filing date
HEI:
3(i)	HEI’s Amended and Restated Articles of Incorporation effective June 2, 2020.	10-Q	1-8503	3.1	8/6/20
3(ii)	HEI’s Amended and Restated Bylaws effective November 3, 2022.	8-K	1-8503	3	11/7/22
4	Description of HEI Common Stock	10-K	1-8503	4	2/28/20
4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HEI and its subsidiaries.	10-Q	1-8503	4.1	5/9/22
4.2	Master Note Purchase Agreement among HEI and the Purchasers thereto, dated March 24, 2011.	8-K	1-8503	4(a)	3/28/11
4.2(a)	First Supplement to Note Purchase Agreement among HEI and the Purchasers thereto, dated March 6, 2013.	8-K	1-8503	4(a)	3/6/13
* 4.3	Hawaiian Electric Industries Retirement Savings Plan, restatement effective October 6, 2022.
4.4	Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company, as Trustee	10-Q	1-8503	4	11/8/12
4.4(a)	Letter Amendment effective November 28, 2012 to Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.6(a)	2/19/13
4.4(b)	Letter Amendment effective October 1, 2014 to Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	11/6/14
4.4(c)	First Amendment effective March 1, 2015 to Master Trust Agreement (dated as of September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	5/6/15
4.4(d)	Letter Amendment effective August 3, 2015 to Master Trust Agreement (dated as of September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(d)	3/1/18
4.4(e)	Letter Amendment effective August 15, 2017 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	11/2/17
4.4(f)	Second Amendment effective January 1, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(f)	3/1/18
4.4(g)	Letter of Direction effective January 2, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(g)	3/1/18
4.4(h)	Third Amendment effective July 1, 2018 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	8/3/18
4.4(i)	Fourth Amendment effective June 26, 2019 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	S-8	333- 232360	4.15	6/26/19
4.4(j)	Letter Amendment effective November 1, 2019 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-K	1-8503	4.4(j)	2/28/20
4.4(k)	Fifth Amendment effective March 1, 2020 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company	10-Q	1-8503	4.2	5/5/20
4.4(l)	Letter Amendment effective October 15, 2021 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company	10-Q	1-8503	4	11/5/21

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
	4.4(m)	Letter Amendment effective November 1, 2022 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.	10-Q	1-8503	4	11/7/22
*	4.4(n)	Letter Amendment effective January 1, 2023 to Master Trust Agreement (dated September 4, 2012) between HEI and ASB and Fidelity Management Trust Company.
	4.5	Hawaiian Electric Industries, Inc. Dividend Reinvestment and Stock Purchase Plan, as amended and restated, effective November 3, 2022.	S-3	333- 268339	4.3	11/14/22
	4.6	American Savings Bank 401(k) Plan, restatement effective January 1, 2013.	10-K	1-8503	4.8	2/19/13
	4.6(a)	Amendment 2013-1 to the American Savings Bank 401(k) Plan, effective January 1, 2014.	10-K	1-8503	4.7(a)	2/23/16
	4.6(b)	Amendment 2019-1 to the American Savings Bank 401(k) Plan, effective as of May 6, 2019.	S-8	333- 232361	4.5	6/26/19
	4.6(c)	Amendment 2020-1 to the American Savings Bank 401(k) Plan, effective as of January 1, 2020.	10-K	1-8503	4.1	2/28/20
*	4.6(d)	Amendment 2021-1 to the American Savings Bank 401(k) Plan, executed on of October 4, 2021.
*	4.6(e)	Amendment 2022-1 to the American Savings Bank 401(k) Plan, executed on June 8, 2022.
*	4.6(f)	Amendment 2022-2 to the American Savings Bank 401(k) Plan, executed on December 5, 2022.
*	4.6(g)	Amendment 2023-1 to the American Savings Bank 401(k) Plan, executed on January 12, 2023.
	10.1	Conditions for the Merger and Corporate Restructuring of Hawaiian Electric Company, Inc. dated September 23, 1982.	10-K	1-8503	10.1	2/28/07
	10.2	Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988, between HEI, HEIDI and the Federal Savings and Loan Insurance Corporation (by the Federal Home Loan Bank of Seattle).	8-K	1-8503	10.2	5/9/22
	10.3	OTS letter regarding release from Part II.B. of the Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988.	10-K	1-8503	10.3	5/9/22

HEI Exhibits 10.4 through 10.21 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this report. HEI Exhibits 10.4 through 10.18 are also management contracts or compensatory plans or arrangements with Hawaiian Electric participants.
	10.4	HEI Executive Incentive Compensation Plan amended as of February 4, 2013.	10-K	1-8503	10.4	2/19/13
	10.5	HEI Executives’ Deferred Compensation Plan amended and restated effective January 1, 2019.	10-K	1-8503	10.5	2/28/19
	10.6	Hawaiian Electric Industries, Inc. 2010 Equity and Incentive Plan, as amended and restated November 16, 2010.	10-K	1-8503	10.6	2/18/11
	10.7	Hawaiian Electric Industries, Inc. 2010 Equity and Incentive Plan, as amended and restated February 14, 2014.	Proxy (DEF 14A)	1-8503	Appendix D	3/25/14
	10.7(a)	Form of Non-Qualified Stock Option Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.4	5/11/10
	10.7(b)	Form of Stock Appreciation Right Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.5	5/11/10
	10.7(c)	Form of Restricted Shares Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.6	5/11/10
	10.7(d)	Form of Performance Shares Agreement pursuant to 2010 Equity and Incentive Plan.	S-8	333- 166737	4.7	5/11/10
	10.7(e)	Form of Restricted Stock Unit Agreement, pursuant to 2010 Equity and Incentive Plan, as amended and restated February 5, 2021.	10-Q	1-8503	10	5/10/21
	10.8	HEI Long-Term Incentive Plan amended and restated as of February 5, 2021.	10-K	1-8503	10.8	2/26/21
	10.9	HEI Supplemental Executive Retirement Plan amended and restated as of January 1, 2009.	10-Q	1-8503	10.3	11/5/08
	10.9(a)	Amendments to the HEI Supplemental Executive Retirement Plan Freezing Benefit Accruals Effective December 31, 2008.	10-K	1-8503	10.9(a)	2/27/09
	10.10	HEI Excess Pay Plan amended and restated as of January 1, 2009.	10-K	1-8503	10.10	2/27/09

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
	10.10(a)	HEI Excess Pay Plan Addendum for Constance H. Lau.	10-K	1-8503	10.10(a)	2/27/09
	10.10(b)	Amendment No. 1 dated December 13, 2010 to January 1, 2009 Restatement of HEI Excess Pay Plan.	10-K	1-8503	10.10(c)	2/19/13
	10.11	Form of Change in Control Agreement.	10-K	1-8503	10.11	2/27/09
	10.12	Nonemployee Director Retirement Plan, effective as of October 1, 1989.	10-K	1-8503	10.12	5/9/22
	10.13	HEI 2011 Nonemployee Director Stock Plan, as amended effective October 31, 2019.	10-K	1-8503	10.13	2/28/20
	10.14	HEI Non-Employee Directors’ Deferred Compensation Plan.	10-Q	1-8503	10.5	11/5/08
	10.15	Executive Death Benefit Plan of HEI and Participating Subsidiaries restatement effective as of January 1, 2009.	10-Q	1-8503	10.6	11/5/08
	10.15(a)	Resolution of the Compensation Committee of the Board of Directors of Hawaiian Electric Industries, Inc. Re: Adoption of Amendment No. 1 to January 1, 2009 Restatement of the Executive Death Benefit Plan.	10-Q	1-8503	10.1	11/2/09
	10.16	Amended and Restated Severance Pay Plan for Management Employees of Hawaiian Electric Industries, Inc. and Executive Employees of Affiliates, effective as of April 2, 2018.	10-Q	1-8503	10	8/3/18
	10.17	Hawaiian Electric Industries, Inc. Executives’ Deferred Compensation Plan effective on January 1, 2009.	10-Q	1-8503	10.2	11/5/08
	10.18	Form of Indemnity Agreement (HEI, Hawaiian Electric and ASB with their respective directors and HEI with certain of its senior officers).	10-Q	1-8503	10.1	11/8/12
	10.19	American Savings Bank Select Deferred Compensation Plan (Restatement Effective January 1, 2009).	10-Q	1-8503	10.7	11/5/08
	10.19(a)	Amendment No. 1 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 30, 2009.	10-K	1-8503	10.20(a)	2/23/16
	10.19(b)	Amendment No. 2 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 29, 2010.	10-K	1-8503	10.20(b)	2/23/16
	10.19(c)	Amendment No. 3 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 3, 2014.	10-K	1-8503	10.20(c)	2/23/16
	10.19(d)	Amendment No. 4 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 4, 2017.	10-K	1-8503	10.20(d)	3/1/18
	10.19(e)	Amendment No. 5 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 5, 2018.	10-K	1-8503	10.20(e)	2/28/20
*	10.19(e)	Amendment No. 6 to January 1, 2009 Restatement of American Savings Bank Select Deferred Compensation Plan dated December 5, 2022.
	10.20	American Savings Bank Supplemental Executive Retirement, Disability, and Death Benefit Plan, effective January 1, 2009.	10-Q	1-8503	10.8	11/5/08
	10.20(a)	Amendments to the American Savings Bank Supplemental Executive Retirement, Disability, and Death Benefit Plan Freezing Benefit Accruals Effective December 31, 2008.	10-K	1-8503	10.19(b)	2/27/09
	10.21	Executive Separation and Release Agreement dated as of May 5, 2021 between Richard F. Wacker, American Savings Bank, F.S.B., and Hawaiian Electric Industries, Inc.	10-Q	1-8503	10.1	8/9/21
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
			10-Q	1-8503	10.2	8/9/21
*	21.1	HEI - Subsidiaries of the Registrant.
*	23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).
*	31.1	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Scott W. H. Seu (HEI Chief Executive Officer).
*	31.2	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Paul K. Ito (HEI Chief Financial Officer).

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
*	32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350.
*	101.INS	XBRL Instance Document.
*	101.SCH	XBRL Taxonomy Extension Schema Document.
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Hawaiian Electric:
	3(i).1	Hawaiian Electric’s Certificate of Amendment of Articles of Incorporation.	10-K	1-4955	3.1	3/31/89
	3(i).2	Articles of Amendment to Hawaiian Electric’s Amended Articles of Incorporation.	10-K	1-4955	3.1(b)	3/27/90**
	3(i).3	Articles of Amendment to Hawaiian Electric’s Amended Articles of Incorporation.	10-K	1-4955	3(i).4	3/23/99
	3(i).4	Articles of Amendment amending Article V of Hawaiian Electric’s Amended Articles of Incorporation effective August 6, 2009.	10-Q	1-4955	3(i).4	8/7/09
	3(ii)	Hawaiian Electric’s Amended and Restated Bylaws (as last amended August 6, 2010).	8-K	1-4955	3(ii)	8/9/10
	4	Description of Hawaiian Electric’s Preferred Stock	10-K	1-4955	4	2/28/20
	4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of Hawaiian Electric, Hawaii Electric Light and Maui Electric	10-K	1-4955	4.1	3/19/03
	4.2	Note Purchase Agreement among Hawaiian Electric and the Purchasers that are parties thereto, dated April 19, 2012.	8-K	1-4955	4(a)	4/23/12
	4.3	Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric and the Purchasers that are parties thereto, dated April 19, 2012.	8-K	1-4955	4(b)	4/23/12
	4.4	Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light and the Purchasers that are parties thereto, dated April 19, 2012.	8-K	1-4955	4(c)	4/23/12
	4.5	Note Purchase Agreement among Hawaiian Electric and the Purchasers that are parties thereto, dated September 13, 2012.	8-K	1-4955	4	9/14/12
	4.6	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of October 3, 2013.	8-K	1-4955	4(a)	10/7/13
	4.7	Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric Company, Limited and the Purchasers that are parties thereto, dated as of October 3, 2013.	8-K	1-4955	4(b)	10/7/13
	4.8	Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light Company, Inc. and the Purchasers that are parties thereto, dated as of October 3, 2013.	10-Q	1-4955	4	11/7/13
	4.9	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(a)	10/16/15
	4.10	Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric Company, Limited and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(b)	10/16/15
	4.11	Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light Company, Inc. and the Purchasers that are parties thereto, dated as of October 15, 2015.	8-K	1-4955	4(c)	10/16/15
	4.12	Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of December 15, 2016.	8-K	1-4955	4	12/19/16
	10.1(a)	Power Purchase Agreement between Kalaeloa Partners, L.P., and Hawaiian Electric dated October 14, 1988.	10-Q	1-4955	10(a)	11/14/88
	10.1(b)	Amendment No. 1 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated June 15, 1989.	10-Q	1-4955	10(c)	8/14/89
	10.1(c)	Lease Agreement between Kalaeloa Partners, L.P., as Lessor, and Hawaiian Electric, as Lessee, dated February 27, 1989.	10-Q	1-4955	10(d)	8/14/89

Exhibit no.	Description	Form	File Number	Exhibit #	Filing date
10.1(d)	Restated and Amended Amendment No. 2 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated February 9, 1990.	10-K	1-4955	10.2(c)	3/27/90**
10.1(e)	Amendment No. 3 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated December 10, 1991.	10-K	1-4955	10.2(e)	3/24/92
10.1(f)	Amendment No. 4 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 1, 1999.	10-Q	1-4955	10.1	11/8/00
10.1(g)	Confirmation Agreement Concerning Section 5.2B(2) of Power Purchase Agreement and Amendment No. 5 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 12, 2004.	10-Q	1-4955	10.3	11/5/04
10.1(h)	Agreement for Increment Two Capacity and Amendment No. 6 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 12, 2004.	10-Q	1-4955	10.4	11/5/04
10.1(i)	Letter agreement dated July 28, 2016 and executed August 1, 2016 extending the term of the Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 14, 1988 (as amended).	10-Q	1-4955	10	11/4/16
10.1(j)	Amended and Restated Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 29, 2021.	10-K	1-4955	10.1(j)	2/25/22
10.2(a)	Purchase Power Contract between Hawaii Electric Light and Thermal Power Company dated March 24, 1986.	10-Q	1-4955	10(a)	8/14/89
10.2(b)	Firm Capacity Amendment between Hawaii Electric Light and Puna Geothermal Venture (assignee of AMOR VIII, who is the assignee of Thermal Power Company) dated July 28, 1989 to Purchase Power Contract between Hawaii Electric Light and Thermal Power Company dated March 24, 1986.	10-Q	1-4955	10(b)	8/14/89
10.2(c)	Amendment made in October 1993 to Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended.	10-K	1-4955	10.5(b)	3/27/98
10.2(d)	Third Amendment dated March 7, 1995 to the Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended.	10-K	1-4955	10.5(c)	3/27/98
10.2(e)	Performance Agreement and Fourth Amendment dated February 12, 1996 to the Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended.	10-K	1-4955	10.5(b)	3/25/96
10.2(f)	Fifth Amendment dated February 7, 2011 to the Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended.	10-K	1-4955	10.4(f)	2/17/12
10.2(g)	Power Purchase Agreement between Puna Geothermal Venture and Hawaii Electric Light dated February 7, 2011.	10-K	1-4955	10.4(g)	2/17/12
10.2(h)	Amended and Restated Power Purchase Agreement between Puna Geothermal Venture and Hawaii Electric Light dated December 31, 2019.	10-K	1-4955	10.3(h)	2/28/20
10.3(a)	Power Purchase Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997 (but with the following attachments omitted: Attachment C, “Selected portions of the North American Electric Reliability Council Generating Availability Data System Data Reporting Instructions dated October 1996” and Attachment E, “Form of the Interconnection Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light,” which is provided in final form as Exhibit 10.6(b)).	10-K	1-4955	10.7	3/27/98
10.3(b)	Interconnection Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997.	10-K	1-4955	10.7(a)	3/27/98
10.3(c)	Amendment No. 1, executed on January 14, 1999, to Power Purchase Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997.	10-K	1-4955	10.7(b)	3/23/99
10.3(d)	Notice and acknowledgment under power purchase agreement effective November 24, 2017 by Hamakua Energy, LLC and acknowledged by Hawaii Electric Light.	10-K	1-4955	10.4(d)	3/1/18
10.4	Supply Contract for Low Sulfur Fuel Oil, High Sulfur Fuel Oil, No. 2 Diesel, and Ultra-Low Sulfur Diesel by and between Hawaiian Electric, Hawaii Electric Light, and Maui Electric and PAR Hawaii Refining, LLC dated January 21, 2019 (certain confidential information has been omitted)	10-Q	1-4955	10	5/7/19
10.4(a)	First Amendment dated June 9, 2020 to Supply Contract for Low Sulfur Fuel Oil, High Sulfur Fuel Oil, No. 2 Diesel, and Ultra-Low Sulfur Diesel by and between Hawaiian Electric, Hawaii Electric Light, and Maui Electric and PAR Hawaii Refining, LLC dated January 21, 2019 (certain confidential information has been omitted).	10-Q	1-4955	10	8/6/20

Exhibit no.		Description	Form	File Number	Exhibit #	Filing date
	10.4(b)	Second Amendment dated February 1, 2022 to Supply Contract for Low Sulfur Fuel Oil, High Sulfur Fuel Oil, No. 2 Diesel, and Ultra-Low Sulfur Diesel by and between Hawaiian Electric, Hawaii Electric Light, and Maui Electric and PAR Hawaii Refining, LLC dated January 21, 2019 (certain confidential information has been omitted).	10-Q	1-4955	10.4	5/9/22
	10.5	Supply Contract for Low Sulfur Fuel Oil, High Sulfur Fuel Oil, No. 2 Diesel, and Ultra-Low Sulfur Diesel by and between Hawaiian Electric, Hawaii Electric Light, and Maui Electric and PAR Hawaii Refining, LLC dated February 1, 2022 (certain confidential information has been omitted)	10-Q	1-4955	10.1	5/9/22
	10.6	Inter-Island Fuel Transportation Contract between Sause Bros., Inc. and Hawaiian Electric dated August 23, 2021 (certain confidential information has been omitted)	10-K	1-4955	10.6	2/25/22
	10.7	Amended and Restated Power Purchase Agreement between Hawaiian Electric and Hu Honua Bioenergy, LLC dated May 9, 2017.	10-K	1-4955	10.11(a)	3/1/18
	10.8***
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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
	(Registrant)		(Registrant)

By	/s/ Paul K. Ito	By	/s/ Tayne S. Y. Sekimura
	Paul K. Ito		Tayne S. Y. Sekimura
	Executive Vice President, Chief Financial Officer		Senior Vice President, Chief Financial Officer
	and Treasurer		and Treasurer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date:	February 27, 2023	Date:	February 27, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on February 27, 2023. The execution of this report by each of the undersigned who signs this report solely in such person’s capacity as a director or officer of Hawaiian Electric Company, Inc. shall be deemed to relate only to matters having reference to such registrant and its subsidiaries.

Signature	Title

/s/ Scott W. H. Seu	President & Chief Executive Officer of HEI and
Scott W. H. Seu	Director of HEI
(Principal Executive Officer of HEI)

/s/ Shelee M. T. Kimura	President & Chief Executive Officer of Hawaiian Electric
Shelee M. T. Kimura	and Director of Hawaiian Electric
(Principal Executive Officer of Hawaiian Electric)

/s/ Paul K. Ito	Executive Vice President, Chief Financial Officer and
Paul K. Ito	Treasurer of HEI (Principal Financial and Accounting
Officer of HEI)

/s/ Tayne S. Y. Sekimura	Senior Vice President, Chief Financial Officer and Treasurer
Tayne S. Y. Sekimura	of Hawaiian Electric (Principal Financial Officer
of Hawaiian Electric)

/s/ Shannon K. Asato	Controller of Hawaiian Electric
Shannon K. Asato	(Principal Accounting Officer of Hawaiian Electric)

/s/ James A. Ajello	Director of Hawaiian Electric
James A. Ajello

/s/ Kevin M. Burke	Director of Hawaiian Electric
Kevin M. Burke

/s/ Celeste A. Connors	Director of HEI
Celeste A. Connors

Signature	Title

/s/ Richard J. Dahl	Director of HEI
Richard J. Dahl

/s/ Thomas B. Fargo	Chair of the Board of Directors of HEI
Thomas B. Fargo

/s/ Elisia K. Flores	Director of HEI
Elisia K. Flores

/s/ Peggy Y. Fowler	Director of HEI
Peggy Y. Fowler

/s/ Timothy E. Johns	Chair of the Board of Directors of Hawaiian Electric
Timothy E. Johns

/s/ Micah A. Kāne	Director of HEI
Micah A. Kāne

/s/ Michael J. Kennedy	Director of HEI
Michael J. Kennedy

/s/ Mary E. Kipp	Director of Hawaiian Electric
Mary E. Kipp

/s/ Yoko Otani	Director of HEI
Yoko Otani

/s/ Alana Kobayashi Pakkala	Director of Hawaiian Electric
Alana Kobayashi Pakkala

/s/ Keith P. Russell	Director of HEI
Keith P. Russell

/s/ William James Scilacci, Jr.	Director of HEI
William James Scilacci, Jr.

/s/ Kelvin H. Taketa	Director of Hawaiian Electric
Kelvin H. Taketa

/s/ Toby B. Taniguchi	Director of Hawaiian Electric
Toby B. Taniguchi