Form 10-Q
period 2023-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2023-05-09
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒
Securities registered pursuant to 12(b) of the Act:
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding April 18, 2023
Hawaiian Electric Industries, Inc. (Without Par Value)	109,572,075	Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	17,854,278	Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2023

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three months ended March 31, 2023 and 2022
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three months ended March 31, 2023 and 2022
3		Condensed Consolidated Balance Sheets (unaudited) - March 31, 2023 and December 31, 2022
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three months ended March 31, 2023 and 2022
5		Condensed Consolidated Statements of Cash Flows (unaudited) - three months ended March 31, 2023 and 2022
Hawaiian Electric Company, Inc. and Subsidiaries
7		Condensed Consolidated Statements of Income (unaudited) - three months ended March 31, 2023 and 2022
7		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three months ended March 31, 2023 and 2022
8		Condensed Consolidated Balance Sheets (unaudited) - March 31, 2023 and December 31, 2022
10		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three months ended March 31, 2023 and 2022
11		Condensed Consolidated Statements of Cash Flows (unaudited) - three months ended March 31, 2023 and 2022
11		Notes to Condensed Consolidated Financial Statements (unaudited)
53	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
53		HEI consolidated
58		Electric Utilities
72		Bank
78	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
79	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
80	Item 1.	Legal Proceedings
80	Item 1A.	Risk Factors
80	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
81	Item 6.	Exhibits
82	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2023
GLOSSARY OF TERMS

Terms	Definitions
ACL	Allowance for credit losses, which is the current credit loss standard, requires recording the allowance based on the expected loss model
AES Hawaii	AES Hawaii, Inc.
AOCI	Accumulated other comprehensive income/(loss)
ARA	Annual revenue adjustment
ASB	American Savings Bank, F.S.B., a wholly owned subsidiary of ASB Hawaii, Inc.
ASB Hawaii	ASB Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASU	Accounting Standards Update
CBRE	Community-based renewable energy
Company	Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B. and Pacific Current, LLC and its subsidiaries (listed under Pacific Current). The Old Oahu Tug Service, Inc. was dissolved in March 2022.
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
CSSM	Collective Shared Savings Mechanism
D&O	Decision and order from the PUC
DER	Distributed energy resources
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
ECRC	Energy cost recovery clause
EIP	2010 Equity and Incentive Plan, as amended and restated
EPA	Environmental Protection Agency — federal
EPRM	Exceptional Project Recovery Mechanism
EPS	Earnings per share
ESM	Earnings Sharing Mechanism
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GNMA	Government National Mortgage Association
GSPA	Grid Services Purchase Agreement
Hamakua Energy	Hamakua Energy, LLC, an indirect subsidiary of Pacific Current
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.

GLOSSARY OF TERMS, continued

Terms	Definitions
Hawaiian Electric	Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited and Renewable Hawaii, Inc.
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc. and Pacific Current, LLC. The Old Oahu Tug Service, Inc. was dissolved in March 2022.
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IIJA	Infrastructure Investment and Jobs Act
IPP	Independent power producer
IRLCs	Interest rate lock commitments
Kalaeloa	Kalaeloa Partners, L.P.
kWh	Kilowatthour/s (as applicable)
LMI	Low-to-moderate income
LTIP	Long-term incentive plan
Mahipapa	Mahipapa, LLC, a subsidiary of Pacific Current
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Mauo	Mauo, LLC, a subsidiary of Pacific Current
MPIR	Major Project Interim Recovery
MRP	Multi-year rate period
MSRs	Mortgage servicing rights
MW	Megawatt/s (as applicable)
NII	Net interest income
NPBC	Net periodic benefit costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands, except per share amounts)	2023	2022
Revenues
Electric utility	$830,361	$708,792
Bank	93,857	75,115
Other	4,019	1,161
Total revenues	928,237	785,068
Expenses
Electric utility	754,486	635,197
Bank	70,337	45,085
Other	9,896	5,510
Total expenses	834,719	685,792
Operating income (loss)
Electric utility	75,875	73,595
Bank	23,520	30,030
Other	(5,877)	(4,349)
Total operating income	93,518	99,276
Retirement defined benefits credit—other than service costs	1,152	1,243
Interest expense, net—other than on deposit liabilities and other bank borrowings	(28,798)	(24,349)
Allowance for borrowed funds used during construction	1,131	778
Allowance for equity funds used during construction	3,301	2,409
Gain on sales of equity-method investment	—	8,123
Income before income taxes	70,304	87,480
Income taxes	15,110	17,840
Net income	55,194	69,640
Preferred stock dividends of subsidiaries	473	473
Net income for common stock	$54,721	$69,167
Basic earnings per common share	$0.50	$0.63
Diluted earnings per common share	$0.50	$0.63
Weighted-average number of common shares outstanding	109,514	109,361
Net effect of potentially dilutive shares (share-based compensation programs)	311	273
Weighted-average shares assuming dilution	109,825	109,634
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2023	2022
Net income for common stock	$54,721	$69,167
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of taxes of $6,079 and $(44,079), respectively	16,605	(120,407)
Amortization of unrealized holding losses on held-to-maturity securities, net of taxes of $1,346 and nil, respectively	3,677	—
Derivatives qualifying as cash flow hedges:
Unrealized interest rate hedging gains arising during the period, net of taxes of $65 and $1,046, respectively	186	3,017
Reclassification adjustment to net income, net of taxes of $(17) and $19, respectively	(48)	55
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses (gains) recognized during the period in net periodic benefit cost, net of taxes of $(122) and $1,562, respectively	(357)	4,501
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $147 and $(1,500), respectively	425	(4,325)
Other comprehensive income (loss), net of taxes	20,488	(117,159)
Comprehensive income (loss) attributable to Hawaiian Electric Industries, Inc.	$75,209	$(47,992)
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$315,334	$199,877
Restricted cash	4,216	5,050
Accounts receivable and unbilled revenues, net	435,158	511,903
Available-for-sale investment securities, at fair value	1,419,755	1,429,667
Held-to-maturity investment securities, at amortized cost	1,238,185	1,251,747
Stock in Federal Home Loan Bank, at cost	10,000	26,560
Loans held for investment, net	5,988,058	5,906,690
Loans held for sale, at lower of cost or fair value	660	824
Property, plant and equipment, net of accumulated depreciation of $3,241,748 and $3,192,545 at March 31, 2023 and December 31, 2022, respectively	5,778,571	5,687,003
Operating lease right-of-use assets	110,920	115,684
Regulatory assets	247,902	242,513
Other	812,836	824,536
Goodwill	82,190	82,190
Total assets	$16,443,785	$16,284,244
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$237,822	$251,460
Interest and dividends payable	41,382	21,333
Deposit liabilities	8,230,601	8,169,696
Short-term borrowings—other than bank	148,802	172,568
Other bank borrowings	680,690	695,120
Long-term debt, net—other than bank	2,480,948	2,384,980
Deferred income taxes	273,081	262,462
Operating lease liabilities	121,323	126,604
Finance lease liabilities	88,024	48,709
Regulatory liabilities	1,069,551	1,055,650
Defined benefit pension and other postretirement benefit plans liability	71,394	71,813
Other	727,919	787,057
Total liabilities	14,171,537	14,047,452
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 109,572,075 shares and 109,470,795 shares at March 31, 2023 and December 31, 2022, respectively	1,692,390	1,692,697
Retained earnings	861,105	845,830
Accumulated other comprehensive loss, net of tax benefits	(315,540)	(336,028)
Total shareholders’ equity	2,237,955	2,202,499
Total liabilities and shareholders’ equity	$16,443,785	$16,284,244
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2022	109,471	$1,692,697	$845,830	$(336,028)	$2,202,499
Net income for common stock	—	—	54,721	—	54,721
Other comprehensive income, net of taxes	—	—	—	20,488	20,488
Share-based expenses and other, net	101	(307)	—	—	(307)
Common stock dividends (36¢ per share)	—	—	(39,446)	—	(39,446)
Balance, March 31, 2023	109,572	$1,692,390	$861,105	$(315,540)	$2,237,955
Balance, December 31, 2021	109,312	$1,685,496	$757,921	$(52,533)	$2,390,884
Net income for common stock	—	—	69,167	—	69,167
Other comprehensive loss, net of tax benefits	—	—	—	(117,159)	(117,159)
Share-based expenses and other, net	119	(949)	—	—	(949)
Common stock dividends (35¢ per share)	—	—	(38,301)	—	(38,301)
Balance, March 31, 2022	109,431	$1,684,547	$788,787	$(169,692)	$2,303,642
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$55,194	$69,640
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	66,508	62,990
Other amortization	10,362	9,425
Provision for credit losses	1,175	(3,263)
Loans originated, held for sale	(5,450)	(73,931)
Proceeds from sale of loans, held for sale	5,662	75,629
Gain on sales of investment securities, net and equity-method investment	—	(8,123)
Gain on sale of loans, net	(130)	(1,077)
Deferred income taxes	(1,076)	(5,255)
Share-based compensation expense	2,031	2,117
Allowance for equity funds used during construction	(3,301)	(2,409)
Other	(988)	(2,552)
Changes in assets and liabilities
Decrease in accounts receivable and unbilled revenues, net	82,423	4,454
Decrease (increase) in fuel oil stock	33,429	(35,333)
Decrease (increase) in regulatory assets	(8,898)	(5,089)
Increase in regulatory liabilities	11,551	5,520
Increase in accounts, interest and dividends payable	24,748	71,490
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(47,305)	(14,928)
Decrease in defined benefit pension and other postretirement benefit plans liability	(1,950)	(1,309)
Change in other assets and liabilities	(43,033)	(55,411)
Net cash provided by operating activities	180,952	92,585
Cash flows from investing activities
Available-for-sale investment securities purchased	—	(291,168)
Principal repayments on available-for-sale investment securities	32,484	104,654
Proceeds from repayments or maturities of held-to-maturity investment securities	17,938	4,547
Purchase of stock from Federal Home Loan Bank	(35,960)	—
Redemption of stock from Federal Home Loan Bank	52,520	—
Net decrease (increase) in loans held for investment	(68,871)	28,076
Purchase of loans held for investment	(13,012)	—
Capital expenditures	(124,297)	(79,163)
Contributions to low income housing investments	(418)	—
Other	2,148	5,340
Net cash used in investing activities	(137,468)	(227,714)
(continued)

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

	Three months ended March 31
(in thousands)	2023	2022
Cash flows from financing activities
Net increase in deposit liabilities	60,905	117,060
Net increase (decrease) in short-term borrowings with original maturities of three months or less	(88,666)	17,493
Net increase (decrease) in other bank borrowings with original maturities of three months or less	(564,430)	49,080
Proceeds from issuance of short-term debt	65,000	—
Proceeds from issuance of other bank borrowings	550,000	—
Proceeds from issuance of long-term debt	150,000	7,312
Repayment of long-term debt	(53,878)	(13,446)
Withheld shares for employee taxes on vested share-based compensation	(2,338)	(3,065)
Common stock dividends	(39,446)	(38,301)
Preferred stock dividends of subsidiaries	(473)	(473)
Other	(5,535)	(4,377)
Net cash provided by financing activities	71,139	131,283
Net increase (decrease) in cash, cash equivalents and restricted cash	114,623	(3,846)
Cash, cash equivalents and restricted cash, beginning of period	204,927	311,462
Cash, cash equivalents and restricted cash, end of period	319,550	307,616
Less: Restricted cash	(4,216)	(5,912)
Cash and cash equivalents, end of period	$315,334	$301,704
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands)	2023	2022
Revenues	$830,361	$708,792
Expenses
Fuel oil	334,097	221,286
Purchased power	152,761	163,533
Other operation and maintenance	128,316	125,257
Depreciation	60,927	58,471
Taxes, other than income taxes	78,385	66,650
Total expenses	754,486	635,197
Operating income	75,875	73,595
Allowance for equity funds used during construction	3,301	2,409
Retirement defined benefits credit—other than service costs	1,047	990
Interest expense and other charges, net	(20,246)	(18,326)
Allowance for borrowed funds used during construction	1,131	778
Income before income taxes	61,108	59,446
Income taxes	13,600	12,538
Net income	47,508	46,908
Preferred stock dividends of subsidiaries	229	229
Net income attributable to Hawaiian Electric	47,279	46,679
Preferred stock dividends of Hawaiian Electric	270	270
Net income for common stock	$47,009	$46,409
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2023	2022
Net income for common stock	$47,009	$46,409
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses (gains) recognized during the period in net periodic benefit cost, net of taxes of $(163) and $1,518, respectively	(470)	4,376
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $147 and $(1,500), respectively	425	(4,325)
Other comprehensive income (loss), net of taxes	(45)	51
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$46,964	$46,460
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	March 31, 2023	December 31, 2022
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,060	$52,060
Plant and equipment	8,042,892	7,979,510
Right-of-use assets - finance lease	88,297	48,371
Less accumulated depreciation	(3,133,811)	(3,086,499)
Construction in progress	315,862	275,353
Utility property, plant and equipment, net	5,365,300	5,268,795
Nonutility property, plant and equipment, less accumulated depreciation of $64 and $63 as of March 31, 2023 and December 31, 2022, respectively	6,945	6,945
Total property, plant and equipment, net	5,372,245	5,275,740
Current assets
Cash and cash equivalents	116,022	39,242
Customer accounts receivable, net	235,305	288,338
Accrued unbilled revenues, net	160,532	183,280
Other accounts receivable, net	11,427	13,567
Fuel oil stock, at average cost	157,583	191,530
Materials and supplies, at average cost	84,093	79,568
Prepayments and other	43,909	33,482
Regulatory assets	64,973	52,273
Total current assets	873,844	881,280
Other long-term assets
Operating lease right-of-use assets	84,930	89,318
Regulatory assets	182,929	190,240
Other	160,515	160,889
Total other long-term assets	428,374	440,447
Total assets	$6,674,463	$6,597,467
(continued)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(dollars in thousands, except par value)	March 31, 2023	December 31, 2022
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 17,854,278 shares at March 31, 2023 and December 31, 2022)	$119,048	$119,048
Premium on capital stock	810,955	810,955
Retained earnings	1,426,065	1,411,306
Accumulated other comprehensive income, net of taxes-retirement benefit plans	2,816	2,861
Common stock equity	2,358,884	2,344,170
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,734,347	1,584,854
Total capitalization	4,127,524	3,963,317
Commitments and contingencies (Note 3)
Current liabilities
Current portion of operating lease liabilities	18,414	19,095
Current portion of long-term debt, net	99,973	99,962
Short-term borrowings from non-affiliates	—	87,967
Accounts payable	191,769	202,492
Interest and preferred dividends payable	29,367	17,176
Taxes accrued, including revenue taxes	246,914	289,902
Regulatory liabilities	25,234	31,475
Other	86,580	85,596
Total current liabilities	698,251	833,665
Deferred credits and other liabilities
Operating lease liabilities	74,633	78,715
Finance lease liabilities	84,341	46,048
Deferred income taxes	384,953	384,430
Regulatory liabilities	1,044,317	1,024,175
Unamortized tax credits	93,445	95,300
Defined benefit pension and other postretirement benefit plans liability	49,388	49,748
Other	117,611	122,069
Total deferred credits and other liabilities	1,848,688	1,800,485
Total capitalization and liabilities	$6,674,463	$6,597,467
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2022	17,854	$119,048	$810,955	$1,411,306	$2,861	$2,344,170
Net income for common stock	—	—	—	47,009	—	47,009
Other comprehensive loss, net of taxes	—	—	—	—	(45)	(45)
Common stock dividends	—	—	—	(32,250)	—	(32,250)
Balance, March 31, 2023	17,854	$119,048	$810,955	$1,426,065	$2,816	$2,358,884
Balance, December 31, 2021	17,753	$118,376	$798,526	$1,348,277	$(3,280)	$2,261,899
Net income for common stock	—	—	—	46,409	—	46,409
Other comprehensive income, net of taxes	—	—	—	—	51	51
Common stock dividends	—	—	—	(31,475)	—	(31,475)
Balance, March 31, 2022	17,753	$118,376	$798,526	$1,363,211	$(3,229)	$2,276,884
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$47,508	$46,908
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	60,927	58,471
Other amortization	6,530	6,355
Deferred income taxes	(3,659)	(6,021)
State refundable credit	(2,874)	(2,759)
Bad debt expense	1,539	1,619
Allowance for equity funds used during construction	(3,301)	(2,409)
Other	350	(2)
Changes in assets and liabilities
Decrease in accounts receivable	60,939	16,236
Decrease (increase) in accrued unbilled revenues	22,659	(10,825)
Decrease (increase) in fuel oil stock	33,947	(35,294)
Increase in materials and supplies	(4,525)	(829)
Increase in regulatory assets	(8,898)	(5,089)
Increase in regulatory liabilities	11,551	5,520
Increase in accounts payable	6,588	29,624
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(45,392)	(16,080)
Decrease in defined benefit pension and other postretirement benefit plans liability	(1,837)	(1,206)
Change in other assets and liabilities	(12,697)	(7,444)
Net cash provided by operating activities	169,355	76,775
Cash flows from investing activities
Capital expenditures	(122,139)	(76,358)
Other	1,545	1,494
Net cash used in investing activities	(120,594)	(74,864)
Cash flows from financing activities
Common stock dividends	(32,250)	(31,475)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(499)	(499)
Proceeds from issuance of long-term debt	150,000	—
Net increase (decrease) in short-term borrowings from non-affiliates and affiliates with original maturities of three months or less	(87,967)	6,000
Payments of obligations under finance leases	(575)	—
Other	(690)	—
Net cash provided by financing activities	28,019	(25,974)
Net increase (decrease) in cash, cash equivalents and restricted cash	76,780	(24,063)
Cash, cash equivalents and restricted cash, beginning of period	39,242	55,258
Cash, cash equivalents and restricted cash, end of period	116,022	31,195
Less: Restricted cash	—	(2,140)
Cash and cash equivalents, end of period	$116,022	$29,055
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 · Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited condensed consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in HEI’s and Hawaiian Electric’s Form 10-K for the year ended December 31, 2022.
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of March 31, 2023 and December 31, 2022 and the results of their operations and cash flows for the three months ended March 31, 2023 and 2022. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
Recent accounting pronouncements.
Credit Losses. In March 2022, Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” which eliminates the accounting guidance for Troubled Debt Restructurings (TDRs) by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. The amendments in this update also require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments-Credit Losses-Measured at Amortized Cost.” Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 325-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit-quality indicator and class of financing receivable by year of origination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. ASB updated the accounting for certain loan refinancings and restructurings, and included the required disclosures in the Notes herein in accordance with ASU No. 2022-02.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 2 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended March 31, 2023
Revenues	$830,361	$93,857	$4,019	$928,237
Income (loss) before income taxes	$61,108	$23,707	$(14,511)	$70,304
Income taxes (benefit)	13,600	5,145	(3,635)	15,110
Net income (loss)	47,508	18,562	(10,876)	55,194
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$47,009	$18,562	$(10,850)	$54,721
Total assets (at March 31, 2023)	$6,674,463	$9,610,070	$159,252	$16,443,785
Three months ended March 31, 2022
Revenues from external customers and other sources	$708,788	$75,115	$1,165	$785,068
Intersegment revenues (eliminations)	4	—	(4)	—
Revenues	$708,792	$75,115	$1,161	$785,068
Income (loss) before income taxes	$59,446	$30,215	$(2,181)	$87,480
Income taxes (benefit)	12,538	6,345	(1,043)	17,840
Net income (loss)	46,908	23,870	(1,138)	69,640
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$46,409	$23,870	$(1,112)	$69,167
Total assets (at December 31, 2022)	$6,597,467	$9,545,970	$140,807	$16,284,244

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
Power purchase agreements.  As of March 31, 2023, the Utilities had four power purchase agreements (PPAs) for firm capacity and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
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
Commitments and contingencies.
Contingencies. The Utilities are subject in the normal course of business to legal, regulatory and environmental proceedings. Management does not anticipate that the aggregate ultimate liability arising out of these pending or threatened legal proceedings will be material to its financial position. However, the Utilities cannot rule out the possibility that such outcomes could have a material effect on the results of operations or liquidity for a particular reporting period in the future. The Utilities record loss contingencies when the outcome of such proceedings is probable and when the amount of the loss is reasonably estimable. The Utilities also evaluate, on a continuous basis, whether developments in such proceedings could cause these assessments or estimates to change. Assessment regarding future events is required when evaluating whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable. Management is often unable to estimate a reasonably possible loss, or a range of loss, particularly in cases in which: (i) the damages sought are indeterminate or the basis for the damages claimed is not clear; (ii) proceedings are in early stages; (iii) discovery is not complete; (iv) the matters involve novel or unsettled legal theories; (v) significant facts are in dispute; (vi) a large number of parties are represented (including circumstances in which it is uncertain how liability, if any, would be shared among multiple defendants); (vii) a lower court or administrative agency’s decision or ruling has been appealed; and/or (vii) a wide range of potential outcomes exist. In such cases, there may be considerable uncertainty regarding the timing or ultimate resolution, including any possible loss, fine, penalty, or business impact.
Power purchase agreements.  Purchases from all IPPs were as follows:

	Three months ended March 31
(in millions)	2023	2022
Kalaeloa	$67	$60
AES Hawaii [1]	—	27
HPOWER	18	19
Hamakua Energy	20	16
Puna Geothermal Venture	8	10
Wind IPPs	24	18
Solar IPPs	14	13
Other IPPs [2]	2	1
Total IPPs	$153	$164
1 The term of the PPA with AES Hawaii expired on September 1, 2022 and the AES Hawaii coal plant ceased operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
2 Includes hydro power and other PPAs.
Kalaeloa Partners, L.P.  Under a 1988 PPA, as amended, Hawaiian Electric is committed to purchase 208 MW of firm capacity from Kalaeloa. In October 2021, Hawaiian Electric and Kalaeloa signed the Amended and Restated Power Purchase Agreement for Firm Dispatchable Capacity and Energy (Amended and Restated PPA) to extend the PPA for an additional term of 10 years. The Amended and Restated PPA was approved by the PUC on November 23, 2022. The new pricing provisions in the Amended and Restated PPA took effect on January 1, 2023.
Stage 1 Renewable PPAs. In February 2018, the Utilities issued their Stage 1 renewable request for proposals and have procured eight renewable PPAs with a total of 274.5 MW capacity. The total annual payments to be made by the Utilities under the eight renewable PPAs are estimated at $64.5 million. The Utilities have received PUC approvals to recover the total projected annual payments under the eight renewable PPAs through the purchased power adjustment clause (PPAC) to the extent such costs are not included in base rates. As of March 31, 2023, the Utilities have accounted for the battery portion of two PPAs that were placed in service during 2022 and first quarter of 2023 as finance leases and recorded lease liabilities with corresponding right-of-use assets of $88 million. On April 21, 2023, the AES Waikoloa Solar project with a capacity of 30 MW, including 120 MWh of batteries, was placed into commercial operation on Hawaii Island, and the battery portion of the PPA will be recorded as a finance lease during the second quarter of 2023. The timing of the Utilities’ recognition of the expense conforms to ratemaking treatment for the Utilities’ recovery of the cost of electricity and is included in purchased power for the interest and amortization of financing leases related to PPAs. Any material differences between expense recognition and timing of payments is deferred as a regulatory asset or liability in order to match what is being recovered for ratemaking purposes.
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in an amended and restated PPA between Hawaii Electric Light and Hu Honua dated May 9, 2017. On May 23, 2022, the PUC issued a decision and order denying the amended and restated PPA, based on, among other things, findings that: (1) the project will result in significant greenhouse gas (GHG) emissions, (2) Hu Honua’s proposed carbon commitment to sequester more GHG emissions than produced by the project are speculative and unsupported, (3) the amended and restated PPA is likely to result in high costs to customers through its relatively high cost of electricity and through potential displacement of other, lower cost, renewable resources, and (4) based on the foregoing, approving the amended and restated PPA is not prudent or in the public interest. On June 2, 2022, Hawaii Electric Light and Hu Honua filed their separate motions for reconsideration, which were denied by the PUC on June 24, 2022. On June 29, 2022, Hu Honua filed its notice of appeal to the Hawaii Supreme Court of the PUC’s May 23, 2022 decision and order denying the amended and restated PPA, and the PUC’s June 24, 2022 order denying Hawaii Electric Light and Hu Honua’s motions for reconsideration. Opening briefs were filed with the Supreme Court on October 5, 2022. Answering briefs were filed on December 5, 2022, and reply briefs were filed on December 28, 2022. The Supreme Court heard oral arguments on January 31, 2023. On March 13, 2023, the Hawaii Supreme Court affirmed the PUC’s decision denying the amended and restated PPA between Hu Honua and Hawaii Electric Light and entered its judgment on appeal on April 12, 2023.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
November 2020, respectively. The PUC required a minimum of $246 million ERP/EAM project-related benefit to be delivered to customers over the system’s 12-year service life.
In February 2019, the PUC approved a methodology for passing the future cost saving benefits of the new ERP/EAM system to customers developed by the Utilities in collaboration with the Consumer Advocate. The Utilities filed a benefits clarification document on June 10, 2019, reflecting $150 million in future net other operation and maintenance (O&M) expense reductions and cost avoidance, and $96 million in capital cost reductions and tax savings over the 12-year service life. To the extent the reduction in O&M expense relates to amounts reflected in electric rates, the Utilities would reduce future rates for such amounts. In October 2019, the PUC approved the Utilities and the Consumer Advocate’s Stipulated Performance Metrics and Tracking Mechanism. As of March 31, 2023, the Utilities’ regulatory liability was $11.0 million ($3.7 million for Hawaiian Electric, $2.9 million for Hawaii Electric Light and $4.4 million for Maui Electric) for the O&M expense savings that are being amortized or to be included in future rates. As part of the settlement agreement approved in the Hawaiian Electric 2020 test year rate case, the regulatory liability for Hawaiian Electric will be amortized over five years, beginning in November 2020, and the O&M benefits for Hawaiian Electric was considered flowed through to customers.
At the PUC’s direction, the Utilities have been filing Annual Enterprise System Benefits (AESB) report on the achieved benefits savings. The most recent AESB report was filed on February 14, 2023 for the period January 1 through December 31, 2022.
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
In approving the project, the PUC recognized that the project will facilitate the ability to accommodate increased renewable energy, as contemplated under the EPRM guidelines. As of March 31, 2023, $17.1 million has been incurred for the project.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985 and left the property in 1987. The federal Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the Department of Health of State of Hawaii and EPA, Maui Electric further investigated the Site and the adjacent parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.6 million as of March 31, 2023, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the adjacent parcel based on presently available information; however, final costs of remediation will depend on the cleanup approach implemented.
Additionally, on November 24, 2021, the current landowners of the Site, Misaki’s, Inc., filed a lawsuit against Hawaiian Electric (as alleged successor in interest to Molokai Electric, the prior owner of the Site) in the Circuit Court of the Second Circuit of the State of Hawaii (removed to the U.S. District Court for the District of Hawaii). The complaint, which was subsequently amended to include Maui Electric, alleges that Hawaiian Electric is responsible for remediation of the Site based on the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and the Hawaii Environmental Response Law under Hawaii Revised Statutes Chapter 128D, as well as being liable on contractual claims related to a short leaseback period during the transition of ownership from Molokai Electric. The amended complaint was dismissed and a new complaint may be filed subject to the parties attempt to enter into settlement negotiations, but the Utilities

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
intend to vigorously defend the action if necessary. At this time, the Utilities are unable to determine the ultimate outcome of the lawsuit or the amount of any possible loss. As of March 31, 2023, the reserve balance recorded by the Utilities to address the lawsuit was not material.
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
As of March 31, 2023, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $9.9 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
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
Performance-based regulation framework. On December 23, 2020, the PUC issued a decision and order (PBR D&O) establishing the PBR Framework to govern the Utilities. The PBR Framework incorporates an annual revenue adjustment (ARA) and a suite of new regulatory mechanisms in addition to previously established regulatory mechanisms. Under the PBR Framework, the decoupling mechanism (i.e., the Revenue Balancing Account (RBA)) established by the previous regulatory framework will continue. The existing cost recovery mechanisms will continue as currently implemented (e.g., the Energy Cost Recovery Clause, PPAC, Demand Side Management surcharge, Renewable Energy Infrastructure Program, Demand Response Adjustment Clause, Pension and Other Post-Employment Benefits (OPEB) tracking mechanisms). In addition to annual revenues provided by the ARA, the Utilities may seek relief for extraordinary projects or programs through the Exceptional Project Recovery Mechanism (EPRM) (formerly known as the Major Project Interim Recovery adjustment mechanism) and earn financial rewards for exemplary performance as provided through a portfolio of Performance Incentive Mechanisms (PIMs) and Shared Savings Mechanisms (SSMs). The PBR Framework incorporates a variety of additional performance mechanisms, including Scorecards, Reported Metrics, and an expedited Pilot Process. The PBR Framework also contains a number of safeguards, including a symmetric Earnings Sharing Mechanism (ESM) which protects the Utilities and customers from excessive earnings or losses, as measured by the Utilities’ achieved rate-making ROACE and a Re-Opener mechanism, under which the PUC will open an examination, at its discretion, to determine if adjustments or modifications to specific PBR mechanisms are appropriate. The PBR Framework became fully effective on June 1, 2021.
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
In addition, the June 2022 D&O instructed the Utilities to prepare and submit: a detailed fossil fuel retirement report (FF Retirement Report) outlining necessary steps to safely and reliably retire certain existing fossil fuel power plants during the first multi-year rate period (MRP); and a functional integration plan (FIP) for distributed energy resources (DER) to increase transparency into the Utilities’ plans and progress for utilizing cost-effective grid services from DERs and ensure that the necessary functionalities and requisite technologies are in place to do so. The PUC also instructed the PBR Working Group to continue its ongoing collaborative efforts to consider other potential new incentive mechanisms and to address other issues raised during the proceeding. On March 30, 2023, the PUC held a PBR Working Group coordination meeting to initiate subgroups on the priority topics of a long-term DER Grid Services PIM, modification to/evaluation of existing PIMs, and a comprehensive PBR Framework review to be addressed in the near term.
In accordance with the June 2022 D&O, the Utilities filed their FIP and FF Retirement Report with the PUC on September 30, 2022 and April 17, 2023, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
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
As of March 31, 2023, the Utilities annualized MPIR and EPRM revenue amounts totaled $26.2 million, including revenue taxes, for the Schofield Generating Station ($16.5 million), West Loch PV project ($3.5 million), Grid Modernization Strategy (GMS) Phase 1 project ($6.1 million for all three utilities) and Waiawa UFLS project ($0.1 million) that included the 2022 return on project amount (based on approved amounts) in rate base, depreciation and incremental O&M expenses. The PUC approved the Utilities’ recovery of the annualized 2022 MPIR amounts for the Schofield Generating Station, West Loch PV, and GMS Phase 1 projects effective June 1, 2022 through the RBA rate adjustment. Recovery of the incremental change to the West Loch PV project and Waiawa UFLS project were approved on December 7, 2022 and December 5, 2022, respectively.
As of March 31, 2023, the PUC approved two EPRM applications for projects totaling $41 million to the extent that the project costs are not included in rates. Currently, the Utilities are seeking EPRM recovery for six projects with total project costs up to $480 million, subject to PUC approval.
Pilot process. As part of the PBR Framework, the PUC approved a Pilot Process to foster innovation by establishing an expedited implementation process for pilots that tests new technologies, programs, business models, and other arrangements. Under the Pilot Process, the Utilities submit specific pilot proposals (Pilot Notices) that are within the scope of the approved Workplan to the PUC for their expedited review. The PUC will strive to issue an order addressing a proposed pilot within 45 days of the filing date of a Pilot Notice. If the PUC does not take affirmative action on a Pilot Notice by the end of the 45-day period, the Pilot Notice shall be considered approved as submitted. The PUC may modify the pilot as originally proposed, and the Utilities shall have 15 days to notify the PUC whether the Utilities accept the modification, propose further modification, or withdraw the Pilot Notice. The PUC may also, where necessary, suspend the Pilot Notice for further investigation.
The approved Pilot Process includes a cost recovery process that generally allows the Utilities to defer and recover total annual expenditures of approved pilot projects net of revenues, subject to an annual cap of $10 million, over 12 months beginning June 1 of the year following pilot implementation through the RBA rate adjustment, although the PUC may determine on a case-by-case basis that a particular project’s deferred costs should be amortized over a period greater than 12 months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
On February 28, 2023, the Utilities filed their annual Pilot Update report covering pilot projects that were active during 2022, including reporting on pilot projects that were initiated prior to the commencement of the Pilot Process. The Pilot Update reported on approximately $0.4 million of 2022 recorded pilot project costs including revenue taxes for the Utilities. The 2022 recorded pilot project costs were included in the Utilities’ proposed adjustments to target revenue in the 2023 spring revenue report filed on March 28, 2023.
On February 2, 2023, the Utilities filed a Pilot Notice to commence an EV Telematics Pilot project in April 2023. On March 22, 2023, the PUC issued an order approving the Utilities’ EV Telematics Pilot project. The order also temporarily suspends the filing of Pilot Notices, pending a stakeholder meeting to be held in the second quarter of 2023, to discuss the Pilot Process and potential improvements.
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
•Service Reliability Performance measured by Transmission and Distribution-caused System Average Interruption Duration and Frequency Indexes (penalties only). Target performance is based on each utility’s historical 10-year average performance with a deadband of one standard deviation. The maximum penalty for each performance index is 20 basis points applied to the common equity share of each respective utility’s approved rate base (or maximum penalties of approximately $6.8 million - for both indices in total for the three utilities). For the 2022 evaluation period, the Utilities incurred $(0.1) million in penalties.
•Call Center Performance measured by the percentage of calls answered within 30 seconds. Target performance is based on the annual average performance for each utility for the most recent eight quarters with a deadband of 3% above and below the target. The maximum penalty or reward is 8 basis points applied to the common equity share of each respective utility’s approved rate base (or maximum penalties or rewards of approximately $1.4 million - in total for the three utilities).
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
•Phase 2 RFP PIMs. The PUC order issued on October 9, 2019 establishes pricing thresholds, timelines to complete contracting, and other performance criteria for the performance incentive eligibility. The PIMs provide incentives only without penalties. On July 9, 2020, the Utilities filed two Grid Services Purchase Agreements (GSPA) for the Grid Service RFP that potentially qualify for a demand response PIM; however, details of the incentive metrics will be determined by the PUC. On September 15, 2020, the Utilities filed one PPA that qualified for a PIM incentive and on February 16, 2021, the Utilities filed one additional PPA that qualified for a declining PIM incentive. The PUC approved two PPAs in September 2021 and November 2021 and two GSPAs on December 31, 2020. Based on the two approved PPAs, the Utilities recognized $0.1 million in rewards in 2021. In December 2022 and March 2023, these two PPAs were terminated or declared null and void.
•The PUC previously established the following two PIMs in its PBR D&O, which were approved in an order issued on March 23, 2021 and became effective on June 1, 2021. In its June 2022 D&O, the PUC modified and extended the Grid Services PIM.
•Renewable portfolio standard (RPS) - A PIM that provides a financial reward for accelerating the achievement of RPS goals. The Utilities may earn a reward for the amount of system generation above the interpolated statutory RPS goal at $20/MWh in 2021 and 2022, $15/MWh in 2023, and $10/MWh for the remainder of the MRP. Penalties are already prescribed in the RPS as $20/MWh for failing to meet RPS targets in 2030, 2040 and 2045. The evaluation period commenced on January 1, 2021.
•Grid Services PIM that provides financial rewards on a $/kW basis for the acquisition of eligible grid services. The eligibility period for this PIM initially commenced on January 1, 2021 and was scheduled to end on

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
December 31, 2022. However, the June 2022 D&O extended the eligibility period for this PIM through December 31, 2023. The June 2022 D&O also increased the incentive rate for the acquisition of load reduction grid services. During the PIM performance period, newly acquired committed capacity in the Oahu Scheduled Dispatch Program (SDP), the Oahu Fast DR program (up to the 7 MW cap), and the Maui SDP program shall qualify for the incentive. The Utilities can earn a maximum reward of $1.5 million from 2021 through 2023. In 2022, the Utilities earned $0.04 million in rewards.
•The PUC also previously established the following three PIMs in its PBR D&O, which were approved by the PUC on May 17, 2021 and became effective on June 1, 2021.
•Interconnection Approval PIM that provides financial rewards and penalties for interconnection times for DER systems <100 kW in size. The Utilities can earn a total annual maximum reward of $3.0 million or a total annual maximum penalty of $0.9 million. In 2022, the Utilities earned $3.0 million in rewards.
•Low-to-Moderate Income (LMI) Energy Efficiency PIM that provides financial rewards for collaboration between the Utilities and the third-party Public Benefits Fee Administrator to deliver energy savings for low- and moderate-income customers. The Utilities can earn a total annual maximum reward of $2.0 million. The PIM will initially have a duration of three years and be subject to an annual review. The evaluation period is based on Hawaii Energy’s program year with the initial evaluation year being the period of July 1, 2021 through June 30, 2022. The Utilities earned $0.5 million in rewards for the program period ending June 30, 2022.
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
For the 2022 evaluation period, the Utilities earned $3.4 million ($2.5 million for Hawaiian Electric, $0.4 million for Hawaii Electric Light and $0.5 million for Maui Electric) in rewards net of penalties. The net rewards related to 2022 were reflected in the 2023 PIMs annual report and 2023 spring revenue report filings.
Annual review cycle. PBR D&O established an annual review cycle for revenue adjustments under the PBR Framework, including the biannual submission of the revenue reports. The Utilities filed the spring revenue report on March 28, 2023, which is subject to PUC approval.
The net incremental amounts between the 2022 fall and 2023 spring revenue reports are shown in the following table. The amounts are to be collected (refunded) from June, 1, 2023 through May 31, 2024 under the RBA rate tariffs, which were included in the 2023 spring revenue report filing.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
Incremental Performance Incentive Mechanisms (net)	(0.4)	0.1	0.1	(0.2)
Incremental EPRM/MPIR Revenue Adjustment	2.5	1.4	1.0	4.9
Other	0.4	0.1	—	$0.5
Net incremental amount to be collected under the RBA rate tariffs	$2.5	$1.5	$1.1	$5.1
Note: Columns may not foot due to rounding.
Regulatory assets for COVID-19 related costs. On May 4, 2020, the PUC issued an order, authorizing all utilities, including the Utilities, to establish regulatory assets to record costs resulting from the suspension of disconnections of service during the pendency of the Governor’s Emergency Proclamation and until otherwise ordered by the PUC. In future proceedings, the PUC will consider the reasonableness of the costs, the appropriate period of recovery, any amount of carrying costs thereon, and any savings directly attributable to suspension of disconnects, and other related matters. As part of the order, the PUC prohibits the Utilities from charging late payment fees on past due payments. As the moratorium on customer disconnections ended on May 31, 2021, the Utilities have resumed charging late payment fees in July 2021. Pursuant to PUC orders, the deferral of COVID-19 related costs by the Utilities ended on December 31, 2020. On October 1, 2021, the PUC approved the Utilities’ request to extend the deferral period to December 31, 2021. In December 2021, to keep customers connected and provide some relief to customers experiencing financial difficulty during the pandemic, the Utilities committed to issuing $2 million in bill credits to qualified customers. The Utilities will not seek recovery for the issued bill credits, resulting in a reduction to the cumulative deferred costs. On June 9, 2022, the Utilities filed an application with the PUC, requesting recovery of a portion of the COVID-19 related deferral costs, net of cost savings realized, not to exceed the amount of $27.8 million over three years, from June 2023 through May 2026. Annual requests will be limited to actual costs incurred. On January 25, 2023, the PUC issued an order to modify the procedural schedule to allow more time for more discovery and consideration of the application. As of March 31, 2023, the Utilities have recorded $9.6 million in regulatory assets for deferral of COVID-19 related costs. The updated amounts have been reflected in the Utilities’ First Supplemental Report to the PUC filed on April 28, 2023.
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
Condensed consolidating financial information. Condensed consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the three month periods ended March 31, 2023 and 2022, and as of March 31, 2023 and December 31, 2022.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended March 31, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$601,530	115,288	113,673	—	(130)	$830,361
Expenses
Fuel oil	253,827	27,760	52,510	—	—	334,097
Purchased power	110,279	34,086	8,396	—	—	152,761
Other operation and maintenance	83,233	21,350	23,733	—	—	128,316
Depreciation	41,038	10,635	9,254	—	—	60,927
Taxes, other than income taxes	56,953	10,737	10,695	—	—	78,385
Total expenses	545,330	104,568	104,588	—	—	754,486
Operating income	56,200	10,720	9,085	—	(130)	75,875
Allowance for equity funds used during construction	2,640	284	377	—	—	3,301
Equity in earnings of subsidiaries	11,541	—	—	—	(11,541)	—
Retirement defined benefits credit (expense)—other than service costs	904	169	(26)	—	—	1,047
Interest expense and other charges, net	(14,557)	(2,831)	(2,988)	—	130	(20,246)
Allowance for borrowed funds used during construction	918	91	122	—	—	1,131
Income before income taxes	57,646	8,433	6,570	—	(11,541)	61,108
Income taxes	10,367	1,909	1,324	—	—	13,600
Net income	47,279	6,524	5,246	—	(11,541)	47,508
Preferred stock dividends of subsidiaries	—	134	95	—	—	229
Net income attributable to Hawaiian Electric	47,279	6,390	5,151	—	(11,541)	47,279
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$47,009	6,390	5,151	—	(11,541)	$47,009

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended March 31, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$47,009	6,390	5,151	—	(11,541)	$47,009
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net gains recognized during the period in net periodic benefit cost, net of taxes	(470)	(56)	(63)	—	119	(470)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	425	50	57	—	(107)	425
Other comprehensive loss, net of taxes	(45)	(6)	(6)	—	12	(45)
Comprehensive income attributable to common shareholder	$46,964	6,384	5,145	—	(11,529)	$46,964

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
March 31, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi- diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,860	5,606	3,594	—	—	$52,060
Plant and equipment	5,302,293	1,431,852	1,308,747	—	—	8,042,892
Right-of-use assets - finance lease	88,297	—	—	—	—	88,297
Less accumulated depreciation	(1,889,007)	(651,463)	(593,341)	—	—	(3,133,811)
Construction in progress	248,788	28,136	38,938	—	—	315,862
Utility property, plant and equipment, net	3,793,231	814,131	757,938	—	—	5,365,300
Nonutility property, plant and equipment, less accumulated depreciation	5,298	115	1,532	—	—	6,945
Total property, plant and equipment, net	3,798,529	814,246	759,470	—	—	5,372,245
Investment in wholly owned subsidiaries, at equity	705,212	—	—	—	(705,212)	—
Current assets
Cash and cash equivalents	49,393	28,006	38,546	77	—	116,022
Customer accounts receivable, net	172,426	34,224	28,655	—	—	235,305
Accrued unbilled revenues, net	118,035	21,831	20,666	—	—	160,532
Other accounts receivable, net	22,376	3,883	4,677	—	(19,509)	11,427
Fuel oil stock, at average cost	116,295	16,678	24,610	—	—	157,583
Materials and supplies, at average cost	50,744	10,578	22,771	—	—	84,093
Prepayments and other	33,369	5,025	5,515	—	—	43,909
Regulatory assets	58,943	2,575	3,455	—	—	64,973
Total current assets	621,581	122,800	148,895	77	(19,509)	873,844
Other long-term assets
Operating lease right-of-use assets	40,724	32,599	11,607	—	—	84,930
Regulatory assets	151,684	19,041	12,204	—	—	182,929
Other	113,888	32,786	30,402	—	(16,561)	160,515
Total other long-term assets	306,296	84,426	54,213	—	(16,561)	428,374
Total assets	$5,431,618	1,021,472	962,578	77	(741,282)	$6,674,463
Capitalization and liabilities
Capitalization
Common stock equity	$2,358,884	346,629	358,506	77	(705,212)	$2,358,884
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,226,587	249,346	258,414	—	—	1,734,347
Total capitalization	3,607,764	602,975	621,920	77	(705,212)	4,127,524
Current liabilities
Current portion of operating lease liabilities	8,955	6,780	2,679	—	—	18,414
Current portion of long-term debt	49,987	19,994	29,992	—	—	99,973
Accounts payable	146,125	20,957	24,687	—	—	191,769
Interest and preferred dividends payable	20,788	3,839	4,740	—	—	29,367
Taxes accrued, including revenue taxes	178,418	34,570	33,926	—	—	246,914
Regulatory liabilities	9,505	7,918	7,811	—	—	25,234
Other	61,360	21,072	23,657	—	(19,509)	86,580
Total current liabilities	475,138	115,130	127,492	—	(19,509)	698,251
Deferred credits and other liabilities
Operating lease liabilities	39,387	26,087	9,159	—	—	74,633
Finance lease liabilities	84,341	—	—	—	—	84,341
Deferred income taxes	271,588	50,657	62,708	—	—	384,953
Regulatory liabilities	745,894	195,238	103,185	—	—	1,044,317
Unamortized tax credits	68,123	12,903	12,419	—	—	93,445
Defined benefit pension and other postretirement benefit plans liability	65,917	—	—	—	(16,529)	49,388
Other	73,466	18,482	25,695	—	(32)	117,611
Total deferred credits and other liabilities	1,348,716	303,367	213,166	—	(16,561)	1,848,688
Total capitalization and liabilities	$5,431,618	1,021,472	962,578	77	(741,282)	$6,674,463

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,860	5,606	3,594	—	—	$52,060
Plant and equipment	5,260,685	1,425,442	1,293,383	—	—	7,979,510
Finance lease right-of-use assets	48,371	—	—	—	—	48,371
Less accumulated depreciation	(1,855,150)	(644,457)	(586,892)	—	—	(3,086,499)
Construction in progress	215,560	23,989	35,804	—	—	275,353
Utility property, plant and equipment, net	3,712,326	810,580	745,889	—	—	5,268,795
Nonutility property, plant and equipment, less accumulated depreciation	5,298	115	1,532	—	—	6,945
Total property, plant and equipment, net	3,717,624	810,695	747,421	—	—	5,275,740
Investment in wholly owned subsidiaries, at equity	701,833	—	—	—	(701,833)	—
Current assets
Cash and cash equivalents	27,579	5,092	6,494	77	—	39,242
Advances to affiliates	—	4,500	21,700	—	(26,200)	—
Customer accounts receivable, net	216,802	39,339	32,197	—	—	288,338
Accrued unbilled revenues, net	136,508	23,839	22,933	—	—	183,280
Other accounts receivable, net	23,746	5,519	6,686	—	(22,384)	13,567
Fuel oil stock, at average cost	153,342	16,964	21,224	—	—	191,530
Materials and supplies, at average cost	48,130	9,783	21,655	—	—	79,568
Prepayments and other	24,040	6,346	4,137	—	(1,041)	33,482
Regulatory assets	46,504	2,435	3,334	—	—	52,273
Total current assets	676,651	113,817	140,360	77	(49,625)	881,280
Other long-term assets
Operating lease right-of-use assets	42,752	34,283	12,283	—	—	89,318
Regulatory assets	154,040	21,816	14,384	—	—	190,240
Other	115,028	32,654	29,495	—	(16,288)	160,889
Total other long-term assets	311,820	88,753	56,162	—	(16,288)	440,447
Total assets	$5,407,928	1,013,265	943,943	77	(767,746)	$6,597,467
Capitalization and liabilities
Capitalization
Common stock equity	$2,344,170	344,720	357,036	77	(701,833)	$2,344,170
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,126,915	224,439	233,500	—	—	1,584,854
Total capitalization	3,493,378	576,159	595,536	77	(701,833)	3,963,317
Current liabilities
Current portion of operating lease liabilities	9,775	6,690	2,630	—	—	19,095
Current portion of long-term debt	49,981	19,992	29,989	—	—	99,962
Short-term borrowings-affiliate	26,200	—	—	—	(26,200)	—
Accounts payable	143,253	32,113	27,126	—	—	202,492
Interest and preferred dividends payable	12,398	2,576	2,282	—	(80)	17,176
Taxes accrued, including revenue taxes	207,798	42,436	40,709	—	(1,041)	289,902
Regulatory liabilities	13,145	8,553	9,777	—	—	31,475
Other	64,659	20,856	22,385	—	(22,304)	85,596
Total current liabilities	615,176	133,216	134,898	—	(49,625)	833,665
Deferred credits and other liabilities
Operating lease liabilities	41,049	27,817	9,849	—	—	78,715
Finance lease liabilities	46,048	—	—	—	—	46,048
Deferred income taxes	271,234	50,615	62,581	—	—	384,430
Regulatory liabilities	729,683	194,222	100,270	—	—	1,024,175
Unamortized tax credits	69,614	13,150	12,536	—	—	95,300
Defined benefit pension and other postretirement benefit plans liability	65,907	129	—	—	(16,288)	49,748
Other	75,839	17,957	28,273		—	122,069
Total deferred credits and other liabilities	1,299,374	303,890	213,509	—	(16,288)	1,800,485
Total capitalization and liabilities	$5,407,928	1,013,265	943,943	77	(767,746)	$6,597,467

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Three months ended March 31, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2022	$2,344,170	344,720	357,036	77	(701,833)	$2,344,170
Net income for common stock	47,009	6,390	5,151	—	(11,541)	47,009
Other comprehensive loss, net of taxes	(45)	(6)	(6)	—	12	(45)
Common stock dividends	(32,250)	(4,475)	(3,675)	—	8,150	(32,250)
Balance, March 31, 2023	$2,358,884	346,629	358,506	77	(705,212)	$2,358,884

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Three months ended March 31, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2021	$2,261,899	332,900	343,260	77	(676,237)	$2,261,899
Net income for common stock	46,409	7,377	6,284	—	(13,661)	46,409
Other comprehensive income, net of taxes	51	—	—	—	—	51
Common stock dividends	(31,475)	(4,100)	(3,800)	—	7,900	(31,475)
Balance, March 31, 2022	$2,276,884	336,177	345,744	77	(681,998)	$2,276,884

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$143,356	18,733	15,416	—	(8,150)	$169,355
Cash flows from investing activities
Capital expenditures	(74,916)	(20,747)	(26,476)	—	—	(122,139)
Advances to affiliates	—	4,500	21,700	—	(26,200)	—
Other	1,094	153	298	—	—	1,545
Net cash used in investing activities	(73,822)	(16,094)	(4,478)	—	(26,200)	(120,594)
Cash flows from financing activities
Common stock dividends	(32,250)	(4,475)	(3,675)	—	8,150	(32,250)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(270)	(134)	(95)	—	—	(499)
Proceeds from issuance of long-term debt	100,000	25,000	25,000	—	—	150,000
Net decrease in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(114,167)	—	—	—	26,200	(87,967)
Payments of obligations under finance leases	(575)	—	—	—	—	(575)
Other	(458)	(116)	(116)	—	—	(690)
Net cash provided by (used in) financing activities	(47,720)	20,275	21,114	—	34,350	28,019
Net increase in cash and cash equivalents	21,814	22,914	32,052	—	—	76,780
Cash and cash equivalents, beginning of period	27,579	5,092	6,494	77	—	39,242
Cash and cash equivalents, end of period	$49,393	28,006	38,546	77	—	$116,022

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$55,669	15,778	13,228	—	(7,900)	$76,775
Cash flows from investing activities
Capital expenditures	(44,084)	(15,133)	(17,141)	—	—	(76,358)
Advances to affiliates	(4,000)	—	(12,800)	—	16,800	—
Other	961	280	253	—	—	1,494
Net cash used in investing activities	(47,123)	(14,853)	(29,688)	—	16,800	(74,864)
Cash flows from financing activities
Common stock dividends	(31,475)	(4,100)	(3,800)	—	7,900	(31,475)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(270)	(134)	(95)	—	—	(499)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	18,800	4,000	—	—	(16,800)	6,000
Net cash used in financing activities	(12,945)	(234)	(3,895)	—	(8,900)	(25,974)
Net increase (decrease) in cash and cash equivalents	(4,399)	691	(20,355)	—	—	(24,063)
Cash, cash equivalents and restricted cash, beginning of period	26,433	5,326	23,422	77	—	55,258
Cash, cash equivalents and restricted cash, end of period	22,034	6,017	3,067	77	—	31,195
Less: Restricted cash	(2,140)	—	—	—	—	(2,140)
Cash and cash equivalents, end of period	$19,894	6,017	3,067	77	—	$29,055

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 4 ·Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income and Comprehensive Income Data

	Three months ended March 31
(in thousands)	2023	2022
Interest and dividend income
Interest and fees on loans	$64,842	$46,005
Interest and dividends on investment securities	14,637	13,984
Total interest and dividend income	79,479	59,989
Interest expense
Interest on deposit liabilities	6,837	947
Interest on other borrowings	7,721	5
Total interest expense	14,558	952
Net interest income	64,921	59,037
Provision for credit losses	1,175	(3,263)
Net interest income after provision for credit losses	63,746	62,300
Noninterest income
Fees from other financial services	4,679	5,587
Fee income on deposit liabilities	4,599	4,691
Fee income on other financial products	2,744	2,718
Bank-owned life insurance	1,425	681
Mortgage banking income	130	1,077
Gain on sale of real estate	—	1,002
Other income, net	801	372
Total noninterest income	14,378	16,128
Noninterest expense
Compensation and employee benefits	30,204	27,215
Occupancy	5,588	5,952
Data processing	5,012	4,151
Services	2,595	2,439
Equipment	2,646	2,329
Office supplies, printing and postage	1,165	1,060
Marketing	1,016	1,018
Other expense	6,191	4,049
Total noninterest expense	54,417	48,213
Income before income taxes	23,707	30,215
Income taxes	5,145	6,345
Net income	18,562	23,870
Other comprehensive income (loss), net of taxes	18,430	(122,441)
Comprehensive income (loss)	$36,992	$(98,571)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Reconciliation to amounts per HEI Condensed Consolidated Statements of Income*:

	Three months ended March 31
(in thousands)	2023	2022
Interest and dividend income	$79,479	$59,989
Noninterest income	14,378	16,128
Less: Gain on sale of real estate	—	1,002
*Revenues-Bank	93,857	75,115
Total interest expense	14,558	952
Provision for credit losses	1,175	(3,263)
Noninterest expense	54,417	48,213
Less: Gain on sale of real estate	—	1,002
Less: Retirement defined benefits credit—other than service costs	(187)	(185)
*Expenses-Bank	70,337	45,085
*Operating income-Bank	23,520	30,030
Add back: Retirement defined benefits credit—other than service costs	(187)	(185)
Income before income taxes	$23,707	$30,215

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	March 31, 2023		December 31, 2022
Assets
Cash and due from banks		$138,742		$153,042
Interest-bearing deposits		44,315		3,107
Cash and cash equivalents		183,057		156,149
Investment securities
Available-for-sale, at fair value		1,419,755		1,429,667
Held-to-maturity, at amortized cost (fair value of $1,158,090 and $1,150,971, respectively)		1,238,185		1,251,747
Stock in Federal Home Loan Bank, at cost		10,000		26,560
Loans held for investment		6,059,354		5,978,906
Allowance for credit losses		(71,296)		(72,216)
Net loans		5,988,058		5,906,690
Loans held for sale, at lower of cost or fair value		660		824
Other		688,165		692,143
Goodwill		82,190		82,190
Total assets		$9,610,070		$9,545,970
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$2,769,789		$2,811,077
Deposit liabilities—interest-bearing		5,460,812		5,358,619
Other borrowings		680,690		695,120
Other		206,317		212,269
Total liabilities		9,117,608		9,077,085

Common stock		1		1
Additional paid-in capital		356,391		355,806
Retained earnings		454,255		449,693
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(308,622)		$(328,904)
Retirement benefit plans	(9,563)	(318,185)	(7,711)	(336,615)
Total shareholder’s equity		492,462		468,885
Total liabilities and shareholder’s equity		$9,610,070		$9,545,970

Other assets
Bank-owned life insurance		$183,936		$182,986
Premises and equipment, net		192,789		195,324
Accrued interest receivable		26,547		25,077
Mortgage-servicing rights		8,745		9,047
Low-income housing investments		110,748		106,978
Real estate held for sale		100		—
Deferred tax asset		109,885		116,441
Real estate acquired in settlement of loans, net		614		115
Other		54,801		56,175
		$688,165		$692,143
Other liabilities
Accrued expenses		$95,066		$97,295
Federal and state income taxes payable		2,614		863
Cashier’s checks		34,616		36,401
Advance payments by borrowers		5,466		9,637
Other		68,555		68,073
		$206,317		$212,269

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Other borrowings consisted of FHLB advances, borrowings from the Federal Reserve Bank and securities sold under agreements to repurchase.
Investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
March 31, 2023
Available-for-sale
U.S. Treasury and federal agency obligations	$85,786	$—	$(6,042)	$79,744	—	$—	$—	14	$79,744	$(6,042)
Mortgage-backed securities*	1,500,717	1	(216,783)	1,283,935	24	89,727	(7,367)	158	1,193,633	(209,416)
Corporate bonds	44,341	—	(3,031)	41,310	2	8,951	(50)	3	32,359	(2,981)
Mortgage revenue bonds	14,766	—	—	14,766	—	—	—	—	—	—
	$1,645,610	$1	$(225,856)	$1,419,755	26	$98,678	$(7,417)	175	$1,305,736	$(218,439)
Held-to-maturity
U.S. Treasury and federal agency obligations	$59,900	$—	$(7,172)	$52,728	—	$—	$—	3	$52,728	$(7,172)
Mortgage-backed securities*	1,178,285	8,875	(81,798)	1,105,362	6	64,288	(532)	41	427,520	(81,266)
	$1,238,185	$8,875	$(88,970)	$1,158,090	6	$64,288	$(532)	44	$480,248	$(88,438)
December 31, 2022
Available-for-sale
U.S. Treasury and federal agency obligations	$88,344	$—	$(7,281)	$81,063	12	$41,201	$(2,120)	4	$39,862	$(5,161)
Mortgage-backed securities*	1,530,582	—	(237,614)	1,292,968	113	455,836	(56,999)	70	837,132	(180,615)
Corporate bonds	44,377	—	(3,643)	40,734	4	29,644	(2,028)	1	11,090	(1,615)
Mortgage revenue bonds	14,902	—	—	14,902	—	—	—	—	—	—
	$1,678,205	$—	$(248,538)	$1,429,667	129	$526,681	$(61,147)	75	$888,084	$(187,391)
Held-to-maturity
U.S. Treasury and federal agency obligations	$59,894	$—	$(8,478)	$51,416	1	$16,874	$(3,222)	2	$34,542	$(5,256)
Mortgage-backed securities*	1,191,853	2,670	(94,968)	1,099,555	22	183,629	(10,593)	51	567,250	(84,375)
	$1,251,747	$2,670	$(103,446)	$1,150,971	23	$200,503	$(13,815)	53	$601,792	$(89,631)
* Issued or guaranteed by U.S. Government agencies or sponsored agencies
ASB does not believe that the investment securities that were in an unrealized loss position at March 31, 2023 and December 31, 2022, represent a credit loss. Total gross unrealized losses were primarily attributable to change in market conditions. On a quarterly basis the investment securities are evaluated for changes in financial condition of the issuer. Based upon ASB’s evaluation, all securities held within the investment portfolio continue to be rated investment grade by one or more agencies. The contractual cash flows of the U.S. Treasury, federal agency obligations and agency mortgage-backed securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB’s investment securities portfolio did not require an allowance for credit losses at March 31, 2023 and December 31, 2022.

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
The contractual maturities of investment securities were as follows:

March 31, 2023	Amortized cost	Fair value
(in thousands)
Available-for-sale
Due in one year or less	$2,579	$2,531
Due after one year through five years	127,548	118,523
Due after five years through ten years	14,766	14,766
Due after ten years	—	—
	144,893	135,820
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,500,717	1,283,935
Total available-for-sale securities	$1,645,610	$1,419,755
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	59,900	52,728
Due after ten years	—	—
	59,900	52,728
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,178,285	1,105,362
Total held-to-maturity securities	$1,238,185	$1,158,090
There were no sales of available-for-sale securities for the quarters ended March 31, 2023 and 2022.
The components of loans were summarized as follows:

	March 31, 2023	December 31, 2022
(in thousands)
Real estate:
Residential 1-4 family	$2,484,316	$2,479,637
Commercial real estate	1,377,184	1,358,123
Home equity line of credit	1,022,800	1,002,905
Residential land	20,061	20,679
Commercial construction	94,267	88,489
Residential construction	15,749	20,788
Total real estate	5,014,377	4,970,621
Commercial	800,949	779,691
Consumer	272,401	254,709
Total loans	6,087,727	6,005,021
Less: Deferred fees and discounts	(28,373)	(26,115)
Allowance for credit losses	(71,296)	(72,216)
Total loans, net	$5,988,058	$5,906,690
ASB's policy is to require private mortgage insurance on all real estate loans when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For non-owner occupied residential property purchases, the loan-to-value ratio may not exceed 75% of the lower of the appraised value or purchase price at origination.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Allowance for credit losses.  The allowance for credit losses (balances and changes) by portfolio segment were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Total
Three months ended March 31, 2023
Allowance for credit losses:
Beginning balance	$6,270	$21,898	$6,125	$717	$1,195	$46	$12,426	$23,539	$72,216
Charge-offs	(809)	—	(63)	—	—	—	(227)	(2,323)	(3,422)
Recoveries	4	—	17	—	—	—	398	908	1,327
Provision	(853)	803	(26)	(97)	(460)	(18)	(661)	2,487	1,175
Ending balance	$4,612	$22,701	$6,053	$620	$735	$28	$11,936	$24,611	$71,296
Three months ended March 31, 2022
Allowance for credit losses:
Beginning balance	$6,545	$24,696	$5,657	$646	$2,186	$18	$15,798	$15,584	$71,130
Charge-offs	—	—	—	—	—	—	(76)	(1,482)	(1,558)
Recoveries	8	—	11	5	—	—	353	1,025	1,402
Provision	1,321	(4,520)	(18)	46	154	13	(1,761)	1,002	(3,763)
Ending balance	$7,874	$20,176	$5,650	$697	$2,340	$31	$14,314	$16,129	$67,211

Allowance for loan commitments.  The allowance for loan commitments by portfolio segment were as follows:

(in thousands)	Home equity line of credit	Commercial construction	Commercial loans	Total
Three months ended March 31, 2023
Allowance for loan commitments:
Beginning balance	$400	$2,600	$1,400	$4,400
Provision	—	—	—	—
Ending balance	$400	$2,600	$1,400	$4,400
Three months ended March 31, 2022
Allowance for loan commitments:
Beginning balance	$400	$3,700	$800	$4,900
Provision	—	(100)	600	500
Ending balance	$400	$3,600	$1,400	$5,400
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The credit risk profile by vintage date based on payment activity or internally assigned grade for loans was as follows:

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Converted to term loans	Total
March 31, 2023
Residential 1-4 family
Current	$46,292	$425,843	$750,578	$418,780	$110,618	$727,411	$—	$—	$2,479,522
30-59 days past due	—	—	—	—	938	971	—	—	1,909
60-89 days past due	—	—	—	—	—	930	—	—	930
Greater than 89 days past due	—	—	—	267	—	1,688	—	—	1,955
	46,292	425,843	750,578	419,047	111,556	731,000	—	—	2,484,316
Current YTD period
Gross charge-offs	—	—	—	—	—	809	—	—	809
Home equity line of credit
Current	—	—	—	—	—	—	973,686	46,565	1,020,251
30-59 days past due	—	—	—	—	—	—	781	115	896
60-89 days past due	—	—	—	—	—	—	346	337	683
Greater than 89 days past due	—	—	—	—	—	—	573	397	970
	—	—	—	—	—	—	975,386	47,414	1,022,800
Current YTD period
Gross charge-offs	—	—	—	—	—	—	—	63	63
Residential land
Current	1,204	5,237	8,587	4,039	—	994	—	—	20,061
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	1,204	5,237	8,587	4,039	—	994	—	—	20,061
Current YTD period
Gross charge-offs	—	—	—	—	—	—	—	—	—
Residential construction
Current	1,444	6,786	7,519	—	—	—	—	—	15,749
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	1,444	6,786	7,519	—	—	—	—	—	15,749
Current YTD period
Gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer
Current	36,794	189,133	18,047	4,233	4,301	341	9,589	4,904	267,342
30-59 days past due	203	1,628	235	54	170	11	78	120	2,499
60-89 days past due	—	899	116	59	129	4	16	117	1,340
Greater than 89 days past due	—	502	199	59	105	26	82	247	1,220
	36,997	192,162	18,597	4,405	4,705	382	9,765	5,388	272,401
Current YTD period
Gross charge-offs	189	1,523	319	57	135	21	15	64	2,323
Commercial real estate
Pass	41,312	392,018	174,655	276,754	52,121	339,660	8,235	—	1,284,755
Special Mention	—	—	11,250	3,425	30,179	21,307	—	—	66,161
Substandard	5,433	—	—	659	11,356	8,820	—	—	26,268
Doubtful	—	—	—	—	—	—	—	—	—
	46,745	392,018	185,905	280,838	93,656	369,787	8,235	—	1,377,184

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Converted to term loans	Total
Current YTD period
Gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial construction
Pass	—	11,206	54,924	44	—	—	28,093	—	94,267
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	—	11,206	54,924	44	—	—	28,093	—	94,267
Current YTD period
Gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	30,142	238,671	184,551	86,275	60,265	97,277	66,200	12,918	776,299
Special Mention	—	—	—	—	2,255	—	8,492	6	10,753
Substandard	—	3,234	1,507	398	1,320	5,195	899	1,344	13,897
Doubtful	—	—	—	—	—	—	—	—	—
	30,142	241,905	186,058	86,673	63,840	102,472	75,591	14,268	800,949
Current YTD period
Gross charge-offs	—	—	51	—	—	—	14	162	227
Total loans	$162,824	$1,275,157	$1,212,168	$795,046	$273,757	$1,204,635	$1,097,070	$67,070	$6,087,727

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Converted to term loans	Total
December 31, 2022
Residential 1-4 family
Current	$432,707	$755,056	$423,455	$113,096	$51,860	$698,354	$—	$—	$2,474,528
30-59 days past due	—	—	—	—	448	1,098	—	—	1,546
60-89 days past due	—	—	268	—	—	90	—	—	358
Greater than 89 days past due	—	—	—	—	809	2,396	—	—	3,205
	432,707	755,056	423,723	113,096	53,117	701,938	—	—	2,479,637
Home equity line of credit
Current	—	—	—	—	—	—	959,131	40,814	999,945
30-59 days past due	—	—	—	—	—	—	1,103	209	1,312
60-89 days past due	—	—	—	—	—	—	209	226	435
Greater than 89 days past due	—	—	—	—	—	—	587	626	1,213
	—	—	—	—	—	—	961,030	41,875	1,002,905
Residential land
Current	5,245	9,010	5,222	203	522	477	—	—	20,679
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	5,245	9,010	5,222	203	522	477	—	—	20,679
Residential construction
Current	7,986	11,624	1,178	—	—	—	—	—	20,788
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	7,986	11,624	1,178	—	—	—	—	—	20,788
Consumer
Current	199,574	21,330	5,543	7,580	527	140	10,810	4,782	250,286
30-59 days past due	1,110	287	65	239	30	—	81	167	1,979
60-89 days past due	756	163	88	137	19	—	45	107	1,315
Greater than 89 days past due	621	105	37	176	28	—	20	142	1,129
	202,061	21,885	5,733	8,132	604	140	10,956	5,198	254,709
Commercial real estate
Pass	390,206	177,130	283,321	51,542	63,084	278,280	8,235	—	1,251,798
Special Mention	—	11,250	3,446	40,423	—	24,466	—	—	79,585
Substandard	—	—	665	11,357	—	14,718	—	—	26,740
Doubtful	—	—	—	—	—	—	—	—	—
	390,206	188,380	287,432	103,322	63,084	317,464	8,235	—	1,358,123
Commercial construction
Pass	15,094	47,478	44	—	—	—	25,873	—	88,489
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	15,094	47,478	44	—	—	—	25,873	—	88,489
Commercial
Pass	239,852	185,013	85,220	68,161	46,142	53,192	60,871	13,964	752,415
Special Mention	—	—	—	2,374	—	645	9,005	8	12,032
Substandard	3,322	2,305	401	1,304	1,346	3,849	1,664	1,053	15,244
Doubtful	—	—	—	—	—	—	—	—	—
	243,174	187,318	85,621	71,839	47,488	57,686	71,540	15,025	779,691
Total loans	$1,296,473	$1,220,751	$808,953	$296,592	$164,815	$1,077,705	$1,077,634	$62,098	$6,005,021

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Revolving loans converted to term loans during the three months ended March 31, 2023 in the commercial, home equity line of credit and consumer portfolios were $1.2 million, $7.8 million and $1.1 million, respectively. Revolving loans converted to term loans during the three months ended March 31, 2022 in the commercial, home equity line of credit and consumer portfolios were $0.5 million, $4.4 million and $1.0 million, respectively.
The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Amortized cost> 90 days and accruing
March 31, 2023
Real estate:
Residential 1-4 family	$1,909	$930	$1,955	$4,794	$2,479,522	$2,484,316	$—
Commercial real estate	—	—	—	—	1,377,184	1,377,184	—
Home equity line of credit	896	683	970	2,549	1,020,251	1,022,800	—
Residential land	—	—	—	—	20,061	20,061	—
Commercial construction	—	—	—	—	94,267	94,267	—
Residential construction	—	—	—	—	15,749	15,749	—
Commercial	263	71	427	761	800,188	800,949	—
Consumer	2,499	1,340	1,220	5,059	267,342	272,401	—
Total loans	$5,567	$3,024	$4,572	$13,163	$6,074,564	$6,087,727	$—
December 31, 2022
Real estate:
Residential 1-4 family	$1,546	$358	$3,205	$5,109	$2,474,528	$2,479,637	$—
Commercial real estate	508	217	—	725	1,357,398	1,358,123	—
Home equity line of credit	1,312	435	1,213	2,960	999,945	1,002,905	—
Residential land	—	—	—	—	20,679	20,679	—
Commercial construction	—	—	—	—	88,489	88,489	—
Residential construction	—	—	—	—	20,788	20,788	—
Commercial	614	18	77	709	778,982	779,691	—
Consumer	1,979	1,315	1,129	4,423	250,286	254,709	—
Total loans	$5,959	$2,343	$5,624	$13,926	$5,991,095	$6,005,021	$—
The credit risk profile based on nonaccrual loans were as follows:

(in thousands)	March 31, 2023			December 31, 2022
	With a Related ACL	Without a Related ACL	Total	With a Related ACL	Without a Related ACL	Total
Real estate:
Residential 1-4 family	$3,371	$2,117	$5,488	$4,198	$2,981	$7,179
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	4,014	1,237	5,251	3,654	1,442	5,096
Residential land	109	—	109	420	—	420
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	1,744	—	1,744	2,183	—	2,183
Consumer	1,895	—	1,895	1,588	—	1,588
Total	$11,133	$3,354	$14,487	$12,043	$4,423	$16,466
ASB did not recognize interest on nonaccrual loans for the three months ended March 31, 2023 and 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Modifications Made to Borrowers Experiencing Financial Difficulty. The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The starting point for the estimate of the allowance for credit losses is historical loan information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. ASB uses a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made at the time of the modification.
Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses, a change to the allowance for credit losses is generally not recorded upon modification.
Modifications may include interest rate reductions, interest only payments for an extended period of time, protracted terms such as amortization and maturity beyond the customary length of time found in the normal marketplace, and other actions intended to minimize economic loss and to provide alternatives to foreclosure or repossession of collateral.
During the first three months of 2023, no loans received a material modification based on borrower financial difficulty.
Troubled debt restructurings. Prior to January 1, 2023, a loan modification was deemed to be a TDR when the borrower is determined to be experiencing financial difficulties and ASB grants a concession it would not otherwise consider. With the adoption of ASU No. 2022-02, accounting guidance for TDRs by creditors is eliminated. Loan refinancing and restructuring guidance is applied to determine whether a modification results in a new loan or a continuation of an existing loan. ASB will continue TDR disclosures for years prior to the adoption of ASU No. 2022-02.
The credit risk profile based on loans whose terms have been modified and accruing interest were as follows:

(in thousands)	December 31, 2022
Real estate:
Residential 1-4 family	$8,821
Commercial real estate	9,477
Home equity line of credit	4,404
Residential land	782
Commercial construction	—
Residential construction	—
Commercial	6,596
Consumer	50
Total troubled debt restructured loans accruing interest	$30,130

Loans modified as a TDR.  There were no loan modifications that occurred during the three months ended March 31, 2022.
There were no loans modified in TDRs that experienced a payment default of 90 days or more during the first three months of 2022.
If a loan modified in a TDR subsequently defaults, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR totaled nil at December 31, 2022.
Collateral-dependent loans. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral. Loans considered collateral-dependent were as follows:

	Amortized cost
(in thousands)	March 31, 2023	December 31, 2022	Collateral type
Real estate:
Residential 1-4 family	$2,353	$3,959	Residential real estate property
Home equity line of credit	1,237	1,425	Residential real estate property
Total	$3,590	$5,384
ASB had $3.4 million and $4.2 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at March 31, 2023 and December 31, 2022, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $5.7 million and $75.6 million for the three months ended March 31, 2023 and 2022, respectively, and recognized gains on such sales of $0.1 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.
There were no repurchased mortgage loans for the three months ended March 31, 2023 and 2022.
Mortgage servicing fees, a component of other income, net, were $0.9 million for the three months ended March 31, 2023 and 2022.
Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
March 31, 2023	$17,868	$(9,123)	$—	$8,745
December 31, 2022	19,544	(10,497)	—	9,047

Changes related to MSRs were as follows:

	Three months ended March 31
(in thousands)	2023	2022
Mortgage servicing rights
Beginning balance	$9,047	$9,950
Amount capitalized	51	719
Amortization	(353)	(645)
Other-than-temporary impairment	—	—
Carrying amount before valuation allowance	8,745	10,024
Valuation allowance for mortgage servicing rights
Beginning balance	—	—
Provision	—	—
Other-than-temporary impairment	—	—
Ending balance	—	—
Net carrying value of mortgage servicing rights	$8,745	$10,024
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
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Unpaid principal balance	$1,431,037	$1,451,322
Weighted average note rate	3.39%	3.38%
Weighted average discount rate	10.00%	10.00%
Weighted average prepayment speed	6.39%	6.56%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Prepayment rate:
25 basis points adverse rate change	$(109)	$(92)
50 basis points adverse rate change	(243)	(214)
Discount rate:
25 basis points adverse rate change	(190)	(182)
50 basis points adverse rate change	(376)	(361)
The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.

Other borrowings.  As of March 31, 2023 and December 31, 2022, ASB had nil and $414.0 million of FHLB advances outstanding, respectively, and borrowings with the Federal Reserve Bank of $550.0 million and nil, respectively. As of March 31, 2023, ASB was in compliance with all FHLB Advances, Pledge and Security Agreement requirements and all requirements to borrow at the Federal Reserve Discount Window Primary Credit Facility under 12 CFR 201.4(a) guidelines.
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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheets	Net amount of liabilities presented in the Balance Sheets
Repurchase agreements
March 31, 2023	$131	$—	$131
December 31, 2022	281	—	281

	Gross amount not offset in the Balance Sheets
(in millions)	Net amount of liabilities presented in the Balance Sheets	Financial instruments	Cash collateral pledged
Commercial account holders
March 31, 2023	$131	$172	$—
December 31, 2022	281	327	—
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	March 31, 2023		December 31, 2022
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$2,467	$26	$1,720	$9
Forward commitments	2,250	5	1,500	18
ASB’s derivative financial instruments, their fair values and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	March 31, 2023		December 31, 2022
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$26	$—	$9	$—
Forward commitments	9	4	18	—
	$35	$4	$27	$—
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statements of Income	Three months ended March 31
(in thousands)		2023	2022
Interest rate lock commitments	Mortgage banking income	$17	$(655)
Forward commitments	Mortgage banking income	(13)	178
		$4	$(477)
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $77.1 million and $70.1 million at March 31, 2023 and December 31, 2022, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. As of March 31, 2023, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.
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
None of the facilities are collateralized. As of March 31, 2023 and December 31, 2022, no amounts were outstanding under the Credit Facilities.

The Credit Facilities will be maintained to support each company’s respective short-term commercial paper program, but may be drawn on to meet each company’s respective working capital needs and general corporate purposes.
Changes in debt.
HEI private placement. On March 16, 2023, HEI entered into a note purchase agreement (HEI NPA) under which HEI has authorized the issue and sale of $100 million of unsecured senior notes that may be drawn on or before June 2, 2023. The proceeds of the notes, when drawn, are expected to be used to refinance the $100 million term loan facility. The terms of the notes are as follows:

	HEI Series 2023A	HEI Series 2023B
Aggregate principal amount	$39 million	$61 million
Fixed coupon interest rate	6.04%	6.10%
Maturity date	6/15/2028	6/15/2033
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
HEI term loan. On October 20, 2022, HEI entered into a term loan facility in the aggregate principal amount of $100 million. On December 28, 2022, HEI drew $35 million on the term loan, and on March 31, 2023, HEI drew the remaining $65 million at an initial interest rate of 5.81% for an initial one month interest period. Any borrowings under the facility mature on November 30, 2023. Borrowings under the facility bear interest at Term Secured Overnight Financing Rate (SOFR), as defined in the agreement, plus an applicable margin and a SOFR spread adjustment. The term loan facility contains certain restrictive financial covenants that are substantially the same as the financial covenants contained in the HEI Facility.
Utilities private placement. On January 10, 2023, the Utilities executed through a private placement pursuant to separate Note Purchase Agreements (the NPAs), the following unsecured senior notes bearing taxable interest (2023 Notes). The 2023 Notes had a delayed draw feature and the Utilities drew down all the proceeds on February 9, 2023.

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

Note 6 · Shareholders' equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2022	$(328,904)	$1,991	$(9,115)	$(336,028)	$2,861
Current period other comprehensive income (loss)	20,282	138	68	20,488	(45)
Balance, March 31, 2023	$(308,622)	$2,129	$(9,047)	$(315,540)	$2,816
Balance, December 31, 2021	$(32,037)	$(3,638)	$(16,858)	$(52,533)	$(3,280)
Current period other comprehensive income (loss)	(120,407)	3,072	176	(117,159)	51
Balance, March 31, 2022	$(152,444)	$(566)	$(16,682)	$(169,692)	$(3,229)

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI		Affected line item in the Statements of Income / Balance Sheets
	Three months ended March 31
(in thousands)	2023	2022
HEI consolidated
Net unrealized gains (losses) on available-for sale investment securities - amortization of unrealized holding losses on held-to-maturity securities	$3,677	$—	Bank revenues
Net realized losses (gains) on derivatives qualifying as cash flow hedges	(48)	55	Interest expense
Retirement benefit plans:
Amortization of prior service credit and net losses (gains) recognized during the period in net periodic benefit cost	(357)	4,501	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	425	(4,325)	See Note 8 for additional details
Total reclassifications	$3,697	$231
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net losses (gains) recognized during the period in net periodic benefit cost	$(470)	$4,376	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	425	(4,325)	See Note 8 for additional details
Total reclassifications	$(45)	$51

Note 7 · Revenues
Revenue from contracts with customers. The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended March 31, 2023
(in thousands)	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$255,550	$—	$—	$255,550
Electric energy sales - commercial	254,470	—	—	254,470
Electric energy sales - large light and power	290,978	—	—	290,978
Electric energy sales - other	5,457	—	—	5,457
Bank fees	—	12,022	—	12,022
Other sales	—	—	3,907	3,907
Total revenues from contracts with customers	806,455	12,022	3,907	822,384
Revenues from other sources
Regulatory revenue	$15,604	$—	$—	$15,604
Bank interest and dividend income	—	79,479	—	79,479
Other bank noninterest income	—	2,356	—	2,356
Other	8,302	—	112	8,414
Total revenues from other sources	23,906	81,835	112	105,853
Total revenues	$830,361	$93,857	$4,019	$928,237
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$12,022	$—	$12,022
Services/goods transferred over time	806,455	—	3,907	810,362
Total revenues from contracts with customers	$806,455	$12,022	$3,907	$822,384

	Three months ended March 31, 2022
(in thousands)	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$224,574	$—	$—	$224,574
Electric energy sales - commercial	219,597	—	—	219,597
Electric energy sales - large light and power	241,123	—	—	241,123
Electric energy sales - other	1,426	—	—	1,426
Bank fees	—	12,996	—	12,996
Other sales	—	—	1,115	1,115
Total revenues from contracts with customers	686,720	12,996	1,115	700,831
Revenues from other sources
Regulatory revenue	12,886	—	—	12,886
Bank interest and dividend income	—	59,989	—	59,989
Other bank noninterest income	—	2,130	—	2,130
Other	9,186	—	46	9,232
Total revenues from other sources	22,072	62,119	46	84,237
Total revenues	$708,792	$75,115	$1,161	$785,068
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$12,996	$—	$12,996
Services/goods transferred over time	686,720	—	1,115	687,835
Total revenues from contracts with customers	$686,720	$12,996	$1,115	$700,831
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at December 31, 2022 or as of March 31, 2023. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s condensed consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s condensed consolidated balance sheets.
As of March 31, 2023, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.
Note 8 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first three months of 2023, the Company contributed $2 million ($2 million by the Utilities) to its pension and other postretirement benefit plans, compared to $10 million ($10 million by the Utilities) in the first three months of 2022. The Company’s current estimate of total contributions to its pension and other postretirement benefit plans in 2023 is $8 million ($8 million by the Utilities), compared to $43 million ($42 million by the Utilities) in 2022. In addition, the Company expects to pay directly $3 million ($1 million by the Utilities) of benefits in 2023, compared to $2 million ($1 million by the Utilities) paid in 2022.
The components of net periodic pension costs (NPPC) and net periodic benefit costs (NPBC) for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended March 31
	Pension benefits		Other benefits
(in thousands)	2023	2022	2023	2022
HEI consolidated
Service cost	$11,396	$19,824	$344	$656
Interest cost	25,621	19,811	2,157	1,637
Expected return on plan assets	(35,195)	(35,333)	(3,405)	(3,397)
Amortization of net prior period gain	—	—	(219)	(232)
Amortization of net actuarial (gain)/losses	188	6,297	(449)	(3)
Net periodic pension/benefit cost (return)	2,010	10,599	(1,572)	(1,339)
Impact of PUC D&Os	18,133	9,551	1,425	1,219
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$20,143	$20,150	$(147)	$(120)
Hawaiian Electric consolidated
Service cost	$11,019	$19,318	$340	$649
Interest cost	23,698	18,462	2,063	1,573
Expected return on plan assets	(32,972)	(33,546)	(3,353)	(3,347)
Amortization of net prior period gain	—	—	(218)	(231)
Amortization of net actuarial (gain)/losses	19	6,125	(434)	—
Net periodic pension/benefit cost (return)	1,764	10,359	(1,602)	(1,356)
Impact of PUC D&Os	18,133	9,551	1,425	1,219
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$19,897	$19,910	$(177)	$(137)
HEI consolidated recorded retirement benefits expense of $11 million ($11 million by the Utilities) in the first three months of 2023 and $12 million ($12 million by the Utilities) in the first three months of 2022 and charged the remaining net periodic benefit cost primarily to electric utility plant.
The Utilities have implemented pension and OPEB tracking mechanisms under which all of their retirement benefit expenses (except for executive life and nonqualified pension plan expenses) determined in accordance with GAAP are recovered over time. Under the tracking mechanisms, any actual costs determined in accordance with GAAP that are over/under amounts allowed in rates are charged/credited to a regulatory asset/liability. The regulatory asset/liability for each utility will then be amortized over five years beginning with the respective utility’s next rate case.
Defined contribution plans information.  For the first three months of 2023 and 2022, the Company’s expenses for its defined contribution plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $2.7 million and $2.0 million, respectively, and cash contributions were $2.7 million and $1.9 million, respectively. For the first three months of 2023 and 2022, the Utilities’ expenses and cash contributions for its defined contribution plan under the HEIRSP were $1.3 million and $0.9 million, respectively.

Note 9 · Share-based compensation
Under the 2010 Equity and Incentive Plan, as amended and restated effective March 1,2014 (EIP), HEI can issue shares of common stock as incentive compensation to selected employees in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares and other share-based and cash-based awards. The original 2010 Equity and Incentive Plan was amended and restated effective March 1, 2014 and an additional 1.5 million shares were added to the shares available for issuance under these programs.
As of March 31, 2023, approximately 2.7 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy statutory tax liabilities relating to EIP awards, including an estimated 0.7 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of March 31, 2023, there were 207,118 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended March 31
(in millions)	2023	2022
HEI consolidated
Share-based compensation expense [1]	$2.0	$2.1
Income tax benefit	0.3	0.3
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.7	0.6
Income tax benefit	0.1	0.1
1    For the three months ended March 31, 2023 and 2022, the Company has not capitalized any share-based compensation.
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

	Three months ended March 31
(dollars in millions)	2023	2022
Shares granted	1,509	—
Fair value	$0.1	$—
Income tax benefit	—	—
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI common stock on the grant date.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended March 31
	2023		2022
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	182,528	$39.75	233,448	$38.10
Granted	100,088	42.41	96,455	41.29
Vested	(80,077)	39.30	(90,380)	37.58
Forfeited	(406)	38.39	(31,178)	38.78
Outstanding, end of period	202,133	$41.25	208,345	$39.71
Total weighted-average grant-date fair value of shares granted (in millions)	$4.2		$4.0
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.

For the three months ended March 31, 2023 and 2022, total restricted stock units and related dividends that vested had a fair value of $3.6 million and $3.9 million, respectively, and the related tax benefits were $0.8 million and $0.6 million, respectively.
As of March 31, 2023, there was $7.5 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.2 years.
Long-term incentive plan payable in stock.  The 2021-23, 2022-24 and 2023-25 long-term incentive plans (LTIP) provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals, including a market condition goal. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made, subject to the achievement of specified performance levels and calculated dividend equivalents. The potential payout varies from 0% to 200% of the number of target shares, depending on the achievement of the goals. The market condition goal is based on HEI’s total shareholder return (TSR) compared to the Peer Group (Edison Electric Institute Index (EEI Index) for the 2021-23 and 2022-24 performance periods, and compared to the Company's compensation peer group consisting of companies in the EEI Index and approved by the Company's Compensation and Human Capital Management Committee for the 2023-25 performance period), in each case over the relevant three-year period. The other performance condition goals relate to EPS growth, cumulative EPS, return on average common equity (ROACE), renewable portfolio standards, carbon emissions reduction, Hawaiian Electric’s net income growth, ASB’s efficiency ratio and strategic initiatives and Pacific Current’s EBITDA growth and return on average invested capital.
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended March 31
	2023		2022
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	71,574	$47.67	90,974	$42.86
Granted	27,123	55.98	26,079	54.92
Vested (issued or unissued and cancelled)	(18,691)	48.62	(29,042)	41.07
Forfeited	—	—	(11,671)	42.60
Outstanding, end of period	80,006	$50.27	76,340	$47.70
Total weighted-average grant-date fair value of shares granted (in millions)	$1.5		$1.4
(1)    Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
The grant date fair values of the shares were determined using a Monte Carlo simulation model utilizing actual information for the common shares of HEI and the Peer Group for the period from the beginning of the performance period to the grant date and estimated future stock volatility of HEI and the Peer Group over the remaining three-year performance period. The expected stock volatility assumptions for HEI and the Peer Group were based on the three-year historic stock volatility. A dividend assumption is not required for the Monte Carlo simulation because the grant payout includes dividend equivalents and projected returns include the value of reinvested dividends.
The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TSR and the resulting fair value of LTIP awards granted:

	2023	2022
Risk-free interest rate	4.19%	1.71%
Expected life in years	3	3
Expected volatility	33.1%	31.0%
Range of expected volatility for Peer Group	28.7% to 38.8%	25.4% to 76.7%
Grant date fair value (per share)	$55.98	$54.92
There were no share-based LTIP awards linked to TSR with a vesting date in 2023. For the three months ended March 31, 2022, total vested LTIP awards linked to TSR and related dividends had a fair value of $0.8 million and the related tax benefits were $0.1 million.
As of March 31, 2023, there was $2.4 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.7 years.

LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended March 31
	2023		2022
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	309,589	$39.50	306,342	$38.42
Granted	108,499	42.41	104,300	41.29
Vested	(62,778)	48.07	(71,807)	37.68
Forfeited	—	—	(46,684)	36.77
Outstanding, end of period	355,310	$38.87	292,151	$39.89
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$4.6		$4.3
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the three months ended March 31, 2023 and 2022, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $2.9 million and $3.2 million, respectively, and the related tax benefits were $0.6 million and $0.4 million, respectively.
As of March 31, 2023, there was $7.4 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.6 years.
Note 10 · Income taxes
The Company’s and the Utilities’ effective tax rates (combined federal and state income tax rates) for the three months ended March 31, 2023 were 21% and 22%, respectively. These rates differed from the combined statutory rates, due primarily to the Utilities’ amortization of excess deferred income taxes related to the provision in the 2017 Tax Cuts and Jobs Act that lowered the federal income tax rate from 35% to 21% and the tax benefits derived from the low income housing tax credit investments.
In August 2020, the Internal Revenue Service notified the Company that its 2017 and 2018 income tax returns would be examined. The Company was previously audited every year through 2011, at which time the IRS changed their internal policies regarding audit frequency. The audit is still in progress and the Company has responded to all information requests. The Company has not been notified of any material audit adjustments to date.
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
The IRA also creates new tax credits and enhances others to stimulate investment in renewable energy sources. Certain provisions of the IRA became effective beginning tax year 2023. The Company continues to monitor guidance and assess related tax planning opportunities.

Note 11 · Cash flows

Three months ended March 31	2023	2022
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates, net of amounts capitalized	$21	$10
Hawaiian Electric consolidated
Interest paid to non-affiliates	6	6
Income taxes paid (including refundable credits)	3	—
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	50	24
Increase related to an acquisition (investing)	—	15
Right-of-use assets obtained in exchange for finance lease obligations (financing)	40	—
Right-of-use assets obtained in exchange for operating lease obligations (investing)	1	35
Common stock issued (gross) for director and executive/management compensation (financing)[1]	7	8
Obligations to fund low income housing investments (investing)	7	—
Unsettled trades to purchase investment securities (investing)	—	25
Other receivable related to pending sales proceeds from the sale of an equity-method investment (investing)	—	9
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	48	21
Increase related to an acquisition (investing)	—	15
Right-of-use assets obtained in exchange for finance lease obligations (financing)	40	—
Right-of-use assets obtained in exchange for operating lease obligations (investing)	—	32
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

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
March 31, 2023
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,419,755	$—	$1,404,989	$14,766	$1,419,755
Held-to-maturity investment securities	1,238,185	—	1,158,090	—	1,158,090
Loans, net	5,988,718	—	661	5,605,699	5,606,360
Mortgage servicing rights	8,745	—	—	18,117	18,117
Derivative assets	38,050	9	1,133	—	1,142
Financial liabilities
HEI consolidated
Deposit liabilities	843,415	—	829,709	—	829,709
Short-term borrowings—other than bank	148,802	—	148,802	—	148,802
Other bank borrowings	680,690	—	675,107	—	675,107
Long-term debt, net—other than bank	2,480,948	—	2,296,948	—	2,296,948
Derivative liabilities	250	4	—	—	4
Hawaiian Electric consolidated
Long-term debt, net	1,834,320	—	1,702,247	—	1,702,247
December 31, 2022
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,429,667	$—	$1,414,765	$14,902	$1,429,667
Held-to-maturity investment securities	1,251,747	—	1,150,971	—	1,150,971
Loans, net	5,907,514	—	821	5,453,381	5,454,202
Mortgage servicing rights	9,047	—	—	17,646	17,646
Derivative assets	16,220	18	1,330	—	1,348
Financial liabilities
HEI consolidated
Deposit liabilities	611,718	—	597,617	—	597,617
Short-term borrowings—other than bank	172,568	—	172,568	—	172,568
Other bank borrowings	695,120	—	695,095	—	695,095
Long-term debt, net—other than bank	2,384,980	—	2,122,605	—	2,122,605
Derivative liabilities	22,949	—	472	—	472
Hawaiian Electric consolidated
Short-term borrowings	87,967	—	87,967	—	87,967
Long-term debt, net	1,684,816	—	1,487,496	—	1,487,496

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2023			December 31, 2022
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$—	$1,283,935	$—	$—	$1,292,968	$—
U.S. Treasury and federal agency obligations	—	79,744	—	—	81,063	—
Corporate bonds	—	41,310	—	—	40,734	—
Mortgage revenue bonds	—	—	14,766	—	—	14,902
	$—	$1,404,989	$14,766	$—	$1,414,765	$14,902
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$26	$—	$—	$9	$—
Forward commitments (bank segment)[1]	9	—	—	18	—	—
Interest rate swap (Other segment)[2]	—	1,107	—	—	1,321	—
	$9	$1,133	$—	$18	$1,330	$—
Derivative liabilities
Forward commitments (bank segment)[1]	$4	$—	$—	$—	$—	$—
Interest rate swap (Other segment)[2]	—	—	—	—	472	—
	$4	$—	$—	$—	$472	$—
1     Derivatives are carried at fair value in other assets or other liabilities in the balance sheets with changes in value included in mortgage banking income.
2     Derivatives are included in other assets and other liabilities in the balance sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2023 and 2022.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Three months ended March 31
Mortgage revenue bonds	2023	2022
(in thousands)
Beginning balance	$14,902	$15,427
Principal payments received	(136)	(131)
Purchases	—	—
Unrealized gain (loss) included in other comprehensive income	—	—
Ending balance	$14,766	$15,296
Mortgage revenue bonds are issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of March 31, 2023, the weighted average discount rate was 5.07%, which was derived by incorporating a credit spread over the one month LIBOR rate. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.
Fair value measurements on a nonrecurring basis.  Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. As of March 31, 2023 and December 31, 2022, there were no financial instruments measured at fair value on a nonrecurring basis.
For the three months ended March 31, 2023 and 2022, there were no adjustments to fair value for ASB’s loans held for sale.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2022 Form 10-K and should be read in conjunction with such discussion and the 2022 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2022 Form 10-K, as well as the quarterly (as of and for the three months ended March 31, 2023) condensed consolidated financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
Recent developments. In the first quarter of 2023, economic conditions in Hawaii remained stable with seasonally adjusted unemployment rate at 3.5% for March 2023 and total passenger counts for the first quarter of 2023 up nearly 20% from the same quarter last year. While economic conditions remained stable during the quarter, the Utility’s kWh sales in the first quarter of 2023 were down by 1.1%, compared to the first quarter of 2022 due to the continued adoption of energy efficiency measures and distributed energy resources. While the level of kWh sales does not affect Utility revenues due to decoupling, it may increase or decrease the price per kWh paid by customers. See “Decoupling” in Note 3 of the Condensed Consolidated Financial Statements for a discussion of the decoupling mechanism.
At the Bank, due to an increase in wholesale borrowings and term certificates, which was driven primarily by strong loan growth in 2022 coupled with an outflow of core deposits which started in the latter half of 2022 and continued through the first quarter of 2023, the Bank’s asset sensitivity decreased in 2022 and remained less asset sensitive in 2023 compared to prior years. As a consequence, the increase in market interest rates in the first quarter of 2023 did not have a measurable impact on net interest income and net interest margin. For the first quarter of 2023, the Bank’s net interest margin was 2.85% compared to net interest margin of 2.91% for the linked quarter ended December 31, 2022 and 2.79% for the quarter ended March 31, 2022.
In March 2023, the banking industry experienced significant turmoil with the failures of Silicon Valley Bank and Signature Bank. The failures of these banks were in part due to a significant concentration of deposits in certain industries that contributed to a significant amount of deposit withdrawals that occurred in a short period of time. Both banks had a significant amount of uninsured deposits that exceeded the FDIC insured limits, totaling 88% and 90% for Silicon Valley Bank and Signature Bank, respectively, as of December 31, 2022, which contributed to the “run” on these institutions as depositors became concerned about their bank’s solvency.
As of March 31, 2023, ASB’s uninsured deposit base was approximately 15%. Additionally, ASB’s total deposit base is primarily composed of retail deposits, which represented 86% of the total deposit base as of March 31, 2023. Retail deposits are generally less rate sensitive and less volatile compared to commercial deposits. ASB also remains “well capitalized” with approximately $3.2 billion in liquidity, which is nearly three times the amount of uninsured deposits as of March 31, 2023.
ASB’s funding cost, which impacts its net interest margin, is driven by the mix of its funding sources, with the lowest cost source of funding provided by its core deposits. In the first quarter of 2023, ASB’s average core deposits were down approximately 2.6% from average balances in the fourth quarter of 2022, which resulted in an increase in ASB’s wholesale borrowings and term certificates to fund loan growth and increased its overall cost of funds. Looking forward, ASB expects that its deposit base will remain relatively flat to down, given the higher interest rate environment, as well as inflationary pressures on customers that may drive increased spending. ASB also expects that the higher interest rate environment will continue to pressure funding costs, which in turn will affect net interest income and net interest margin.
Over the past few months, inflation increased rapidly as reflected in the U.S. Consumer Price Index (CPI). While inflationary pressures, as measured by CPI, appear to have peaked in June of last year, inflation remains high at 5% as of March 2023. The inflationary pressures are expected to continue over the near- to medium-term and have led to higher costs for O&M and capital projects and higher interest expense at the Utility and HEI, as well as higher compensation and benefits cost at the bank.
Short-term interest rates have also increased significantly as a result of the Federal Reserve’s ongoing rate increases to the federal funds target rate. The higher interest rate environment has impacted the fair value of the Bank’s investment portfolio, which declined and was recorded as an other comprehensive loss. Unrealized losses on held-to-maturity (HTM) securities are not recorded to other comprehensive loss because ASB has the positive intent and ability to hold the securities till maturity and recover its full investment. At March, 31, 2023, the unrealized losses on HTM securities not recorded to other comprehensive losses was approximately $59 million after tax.
For further discussion of the impacts of inflation and other macro-economic factors impacting the Utilities and the Bank, see “Recent Developments” in the Electric Utility and Bank sections below.

RESULTS OF OPERATIONS

	Three months ended March 31		%
(in thousands)	2023	2022	change	Primary reason(s)*
Revenues	$928,237	$785,068	18	Primarily increase for all segments.
Operating income	93,518	99,276	(6)	Lower operating income for bank segment and increase operating losses for “other” segment, partially offset by higher operating income for the electric utility segment.
Net income for common stock	54,721	69,167	(21)	Lower net income at the bank segment and higher net loss for the “other” segment, partly offset by slightly higher net income for the electric utility segment. See below for effective tax rate explanation.
*     Also, see segment discussions which follow.
The Company’s effective tax rates for the first three months of 2023 and 2022 were 21% and 20%, respectively. The effective tax rate was higher for the first quarter of 2023 primarily due to lower amortization in 2023 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in the federal income tax rate, partially offset by higher nontaxable bank owned life insurance and low-income housing tax credit tax benefits in 2023.
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
In the first quarter, the average daily passenger count was 20% higher than the comparable period in the prior year, but remained nearly even with 2019. The recovery in total passenger counts from the low levels in 2020 thus far has been driven by domestic travelers, with international travelers, primarily Japan, remaining at low levels, but activity is increasing. On October 11, 2022, Japan eliminated the daily entry cap into Japan, which had previously made travel to and from Hawaii more difficult. Since then, international visitor arrivals have continued to increase at a modest pace, but still 50% below 2019 levels.
Hawaii’s preliminary seasonally adjusted unemployment rate in March 2023 was 3.5%, which was higher compared to the March 2022 rate of 3.3%. The national unemployment rate in March 2023 was 3.5% compared to 3.6% in March 2022. Hawaii’s job sectors are expected to see slower job growth and may see a slight increase in the unemployment rate in 2023.
Hawaii real estate activity through March 2023, as indicated by Oahu’s home resale market, resulted in a 4.0% increase in the median sales price ($536,000) for condominiums, beating the previous record set back in June 2022, and a decrease of 5.8% for single-family homes compared to the same period in 2022, with the March median single-family home price of $1,083,750. In spite of the continued strength in sales prices, most condo and single-family homes sold for less than the original asking price in the first quarter of 2023. The number of closed sales decreased 38.9% for condominiums and 37% for single-family residential homes through the first quarter of 2023 compared to 2022.
Hawaii’s petroleum product prices relate to the price of crude oil in international markets. The price of crude oil declined in August 2022 through December 2022 and has remained relatively flat during January 2023 – March 2023.
At its March 22, 2023 meeting, the Federal Open Market Committee (FOMC) decided to raise the federal funds rate target range to 4.75%-5.0% and anticipates ongoing increases as appropriate. With inflation being above the longer-run goal of 2 percent, the FOMC raised the federal funds rate 25 basis points and intends to further reduce the Federal Reserve’s holdings of Treasury securities, agency debt, and agency mortgage-backed securities.
The most recent forecast by UHERO, issued on March 10, 2023, forecasts full year 2023 real GDP growth of 1.7%, an increase in total visitor arrivals of 6.7%, an increase in real personal income of 1.2%, and an unemployment rate of 4.1%. This forecast anticipates the Hawaii economy slowing but no recession due to U.S. and global economies improving recently in the past few months as well as a moderation of domestic inflation. Later in the year, domestic travel is expected to weaken due to economic headwinds, while the Japanese market is expected to improve but at a gradual pace. Other risks remain as the Fed continues its efforts to combat inflation, but UHERO believes that Hawaii is in a relatively good economic position and can focus on addressing long term issues such as the visitor experience, tourism capacity, housing cost and availability, aging population and climate change.
The Company expects economic conditions in Hawaii to remain relatively stable going forward, supported by the expected recovery in the international tourism market and increased construction spending in the public sector. If economic conditions worsen from current levels or remain depressed for an extended period of time, it could have a material unfavorable impact on the Company’s financial position or results of operations.
See also “Recent Developments” in the “Electric utility” and “Bank” sections below for further discussion of the economic impact caused by the pandemic.
“Other” segment.

	Three months ended March 31
(in thousands)	2023	2022	Primary reason(s)
Revenues	$4,019	$1,161	Increase in other sales at Pacific Current subsidiaries.
Operating loss	(5,877)	(4,349)
The first three months of 2023 and 2022 include $1.1 million operating losses and $0.8 million of operating income, respectively, from Pacific Current[1]. The higher operating loss is primarily due to lower Pacific Current asset performance. Corporate expenses for the first three months of 2023 were $0.4 million lower than the same period in 2022, primarily due to lower general and administrative expenses.

Gain on sale of equity-method investment	—	8,123	Gain on sale of an equity-method investment at Pacific Current in first quarter of 2022.
Net loss	(10,850)	(1,112)
The net loss for the first three months of 2023 was higher than the net loss for the first three months of 2022 due to the first quarter of 2022 gain on sale of an equity-method investment by Pacific Current, higher interest expense primarily due to higher average borrowings and higher average rates and the same factors cited for the change in operating loss.

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

FINANCIAL CONDITION
Liquidity and capital resources.  As of March 31, 2023, there was no balance on HEI’s revolving credit facility or Hawaiian Electric’s revolving credit facility and the available committed capacities under the facilities were $175 million and $200 million, respectively. At the end of the quarter, HEI and Hawaiian Electric had approximately $49 million and nil of commercial paper outstanding, respectively. As of March 31, 2023, ASB’s unused FHLB borrowing capacity was approximately $2.0 billion and ASB had unpledged investment securities of $0.9 billion that were available to be used as collateral for additional borrowing capacity.
As of March 31, 2023 and December 31, 2022, the total amount of available borrowing capacity (net of commercial paper outstanding) under the Company’s committed lines of credit was approximately $326 million and $237 million, respectively.
On October 20, 2022, HEI entered into a term loan facility in the aggregate principal amount of $100 million. On December 28, 2022, HEI drew $35 million on the term loan and on March 31, 2023, HEI drew the remaining $65 million. Any borrowings under the facility mature on November 30, 2023. Borrowings under the facility bear interest at Term SOFR, as defined in the agreement, plus an applicable margin and a SOFR spread adjustment. See Note 5 of the Condensed Consolidated Financial Statements for additional information.
On March 16, 2023, HEI executed a private placement under which HEI has authorized the issue and sale of $100 million of unsecured senior notes that may be drawn on a delayed basis on or before June 2, 2023. Once drawn, the proceeds totaling $100 million are expected to be used to refinance borrowings under the term loan facility. See Note 5 of the Condensed Consolidated Financial Statements for additional information.

The Company believes that its cash and cash equivalents, expected operating cash flow from subsidiaries, existing credit facilities, and access to the capital markets will be sufficient to meet the Company’s cash requirements over the next 12 months and beyond based on its current business plans. However, the Company expects that its liquidity will continue to be moderately impacted at the Utilities due to higher working capital requirements resulting from lingering COVID-19 impacts to the local economy and elevated fuel prices. For the Utilities, while fuel prices have moderated from its highs in 2022, they remain elevated and have increased the cost of carrying fuel inventory and have also resulted in higher customer accounts receivable balances as fuel is consumed and billed to customers. While the accounts receivable balance has decreased since December 2022, it remains elevated coming out of the pandemic and has led to higher bad debt expense and higher write-offs in 2022 and year-to-date March 2023, following the end of the moratorium on disconnections. The higher bad debt expense is expected to continue until the Utilities reinstate pre-pandemic collection practices for delinquent accounts. As of March 31, 2023, approximately $38.5 million of the Utilities’ accounts receivables were over 30 days past due. Of the over 30 days past due amounts, approximately 27% were on payment plans. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements (see “Recent Developments” in the Electric utility section below). At this time, the delay in customer cash collections has not significantly affected the Company’s liquidity. The Company is prepared to address, if needed, the potential financing requirement related to the delayed timing of customer collections.
At ASB, liquidity remains at satisfactory levels. ASB’s cash and cash equivalents was $183 million as of March 31, 2023, compared to $156 million as of December 31, 2022. ASB remains well above the “well capitalized” level under the FDIC Improvement Act prompt correction action capital category, and while the Hawaii economic outlook remains stable, there are emerging risks from potential continued turmoil in the banking industry, inflation, and the tightening of monetary policy that increase the risk of a recession, which could create increased uncertainty regarding the impact on loan performance and the allowance for credit losses (see “Recent Developments” in the Bank section below).
If further liquidity is deemed necessary, which is not contemplated at this time, the Utilities could also reduce the pace of capital spending related to non-essential projects. Additionally, the Company has the option to issue new shares rather than purchase currently outstanding shares on the open market to satisfy share issuances under its Dividend Reinvestment and Stock Purchase Plan program. The estimated amount of equity capital that could be raised by issuing new shares, rather than utilizing open market purchases, is estimated to be approximately $25 million to $30 million on an annual basis, based on historical demand, but such future amount is dependent on a number of factors, including, without limitation, future share prices, number of shares and participants in the DRIP program, and the amount of new investment in HEI’s stock by DRIP participants.
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
The Company believes that its ability to generate cash, both internally from electric utility and banking operations and externally from issuances of equity and debt securities, as well as bank borrowings, is adequate to maintain sufficient liquidity to fund its contractual obligations and commercial commitments, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other short-term and long-term material cash requirements. However, the economic impact of higher fuel prices, inflation, higher interest rates, debt ceiling debate and tightening of monetary policy create significant uncertainty, and the Company cannot predict the future effects that these factors will have on the global, national or local economy, including the impact on the Company’s cost of capital and its ability to access additional capital, or the future impacts on the Company’s financial position, results of operations, and cash flows.
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	March 31, 2023		December 31, 2022
Short-term borrowings—other than bank, net of discount	$149	3%	$173	3%
Long-term debt, net—other than bank	2,481	51	2,385	50
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,238	45	2,202	46
	$4,902	100%	$4,794	100%

HEI’s commercial paper borrowings and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Three months ended March 31, 2023	March 31, 2023	December 31, 2022
Commercial paper	$54	$49	$50
Line of credit draws on revolving credit facility	—	—	—
Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s short-term commercial paper borrowings during the first three months of 2023 was $99 million. As of March 31, 2023, available committed capacity under HEI’s line of credit facility was $175 million.
There were no new issuances of common stock through the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), HEIRSP or the ASB 401(k) Plan in the three months ended March 31, 2023 and 2022 and HEI satisfied the share purchase requirements of the DRIP, HEIRSP and ASB 401(k) Plan through open market purchases of its common stock.
For the first three months of 2023, net cash provided by operating activities of HEI consolidated was $181 million. Net cash used by investing activities for the same period was $137 million, primarily due to capital expenditures, ASB’s net increase in loans receivable and purchases of loans held for investment, partly offset by ASB’s receipt of investment security repayments and maturities and a net decrease in FHLB stock. Net cash provided by financing activities during this period was $71 million as a result of several factors, including net increases in ASB’s deposit liabilities, issuances of other bank borrowings, long-term debt and short-term borrowings, partly offset by net decreases in other bank borrowings and short-term borrowings, repayment of long-term debt and payment of common stock dividends. During the first three months of 2023, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $32 million and $14 million, respectively.
Dividends.  The payout ratios for the first three months of 2023 and full year 2022 were 72% and 64%, respectively. On February 10, 2023, the HEI Board of Directors approved a 1 cent increase in the quarterly dividend from $0.35 per share to $0.36 per share, starting with the dividend in the first quarter of 2023. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company, current and expected future economic conditions, and capital investment alternatives.
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
For information about these material estimates and critical accounting policies, in addition to the critical policy discussed below, see pages 44 to 45, 64, and 77 to 78 of HEI’s MD&A included in Part II, Item 7 of HEI’s 2022 Form 10-K.
Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.

Electric utility
Recent developments. See also “Recent developments” in HEI’s MD&A.
In the first quarter of 2023, kWh sales volume decreased 1.1% compared to the same period in 2022. The decrease in kWh sales is primarily due to higher electricity prices in the first quarter of 2023, which impacted electricity consumption, and the continued adoption of energy efficiency measures and distributed energy resources.
Fuel costs have risen rapidly beginning in 2022 and average fuel prices have increased 35% over the same quarter in the prior year, but have decreased since December 31, 2022. Although the Utilities are able to pass through fuel costs to customers and have limited fuel cost exposure through a 2% fuel-cost risk sharing mechanism (approximately $3.7 million maximum exposure annually, and the amount the Utilities have recognized as a penalty for 2022), higher customer bills could reduce customers’ ability to pay timely or increase the risk of non-payment. In addition, the higher customer bills may lead the PUC to consider other actions to limit or delay any proposed increase in rates in order to mitigate the overall bill impact of rising fuel prices. The rising fuel costs are not expected to materially impact the Utilities’ financial position at this time.
In March 2023, the consumer price index moderated to 5% from a peak of 9.1% in June 2022. In Hawaii, the March 2023 Urban Hawaii (Honolulu) Consumer Price Index (CPI) also declined from its peak, with an increase of 3.3% over the last 12 months. Under the PBR framework, inflation risk for the Utilities is mitigated by an Annual Rate Adjustment (ARA), which is based on a formula that includes a compounded and non-compounded portion.
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
Accounts receivable decreased in 2023 by $53.0 million, or 18% with the number of accounts past due decreasing by 8% since December 31, 2022. The decrease in accounts receivables was primarily driven by payment on a large delinquent commercial customer account, payments on installment plans, receipt of government and other program assistance, and higher cash receipts associated with increased disconnection efforts. At this time, while accounts receivable balances remain elevated compared to pre-pandemic levels, the higher balances have not significantly affected the Utilities’ liquidity. The Utilities are prepared to address, if needed, the financing requirement related to the delayed timing of cash flows collected under the decoupling mechanism through the Revenue Balancing Account and the impact of higher fuel prices on accounts receivable balances. See “Financial Condition—Liquidity and capital resources” for additional information.
In the second quarter of 2020, the PUC approved the deferral of certain COVID-19 related costs, such as higher bad debt expense, higher financing costs, non-collection of late payment fees, increased personal protective equipment costs, and sequestration costs for mission-critical employees. The Utilities deferred COVID-19 related costs through a PUC approved period that ended on December 31, 2021. In the second quarter of 2022, the Utilities filed an application to seek recovery of the COVID-19 deferred costs, not to exceed the amount of $27.8 million. On January 25, 2023, the PUC issued an order to modify the procedural schedule to allow more time for more discovery and consideration of the application. Consistent with the order, in the Utilities’ First Supplemental Report submitted to the PUC on April 28, 2023, the Utilities updated the estimated maximum COVID-19 total recovery request amount to $9.6 million as of March 31, 2023. (See discussion under “Regulatory assets for COVID-19 related costs” in Note 3 of the Condensed Consolidated Financial Statements).
Hawaii COVID-19 case counts and hospitalizations have declined following peaks in the prior years; however, a worsening of COVID-19 cases driven by new variants or a reinstatement of COVID-19 restrictions could adversely affect the ability of the Utilities’ contractors, suppliers, IPPs, and other business partners to perform or fulfill their obligations timely, or at all, or require modifications to existing contracts, which could adversely affect the Utilities’ business, increase expenses, and impact the Utilities’ ability to achieve their RPS and other climate related goals.
Regulatory Developments. On November 15, 2021, President Biden signed into law the $1.2 trillion Infrastructure Investment and Jobs Act (IIJA), which includes approximately $550 billion of new federal spending to be allocated over the next five years through various programs. The funding will help our state achieve its sustainability goals, including renewable energy, resilience, decarbonization, while also prioritizing economic development, equity and affordability. The Utilities are pursuing potential grant funding of projects under various programs including, but not limited to, in partnership with other organizations. To date, the Utilities have participated in the submission of three full applications totaling $168 million. Out of the three applications, the Utilities are the primary applicants for two of the submissions, and if awarded, would allow for the reduction up to $138 million in the Utilities’ recovery under the Exceptional Project Recovery Mechanism (EPRM). See “Regulatory proceedings” in Note 3 of the Condensed Consolidated Financial Statements for additional discussions.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (IRA) that provides for $258 billion in energy-related provisions over a 10-year period. The provisions of the IRA are intended to, among other things, lower gasoline and electricity prices, incentivize clean energy investment and promote reductions in carbon emissions. The Utilities are exploring clean energy tax incentives included in the IRA that may further reduce the Utilities’ recovery under the EPRM.
The Utilities cannot predict the ultimate timing and success of securing funding from any federal government programs.
For a discussion regarding the impact of the economic conditions caused by the COVID-19 pandemic on the Utilities’ liquidity and capital resources, see discussion under “Financial Condition–Liquidity and capital resources.”
RESULTS OF OPERATIONS

Three months ended March 31		Increase
2023	2022	(decrease)		(dollars in millions, except per barrel amounts)
$830	$709	$121		Revenues. Net increase largely due to:
			$123	higher fuel oil prices and higher kWh generated[1]
			10	higher revenue from ARA adjustments
			1	higher Major Project Interim Recovery (MPIR) revenue
			(12)	lower kWh purchased and lower purchased power adjustment clause (PPAC) revenues, offset by higher purchased power energy prices[2]
334	221	113		Fuel oil expense[1]. Net increase largely due to higher fuel oil prices, higher kWh generated, and worse heat rate resulting in higher penalties for fuel efficiency
153	164	(11)
Purchased power expense[1,2]. Net decrease largely due to lower kWh purchased and lower AES charges due to its closure on September 1, 2022, partially offset in part by higher purchased power energy prices

128	125	3		Operation and maintenance expenses. Net increase largely due to:
			3	increased storm costs due to inclement weather
			3	more generating facility maintenance work performed
			(1)	lower transmission and distribution preventive and corrective maintenance expense
			(1)	lower liability and legal reserve for pending claims
			(2)	transition expense in 2022 related to ownership of and responsibility for the U.S. Army’s electrical distribution system on Oahu starting March, 1, 2022
139	125	14
Other expenses. Increase due to higher revenue taxes, coupled with higher depreciation expense due to increasing investments to integrate more renewable energy and improve customer reliability and system efficiency

76	74	2		Operating income. Increase largely due to higher ARA and MPIR revenue, offset in part by higher operation and maintenance expenses and higher depreciation expense
61	59	2		Income before income taxes. Increase largely due to higher operating income, partially offset by higher interest expense due to new debt issuance
47	46	1		Net income for common stock. Increase due to higher income before income taxes. See below for effective tax rate explanation
1,936	1,957	(21)		Kilowatthour sales (millions)[3]
$139.88	$103.40	$36.48		Average fuel oil cost per barrel
472,257	470,851	1,406		Customer accounts (end of period)
1The rate schedules of the electric utilities currently contain energy cost recovery clauses (ECRCs) through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.
2The rate schedules of the electric utilities currently contain PPACs through which changes in purchased power expenses (except purchased energy costs) are passed on to customers.

3 kWh sales were lower compared to prior year primarily due to higher electricity prices in the first quarter of 2023 which impacted electricity consumption, and the continued adoption of energy efficiency measures and distributed energy resources.

The Utilities’ effective tax rates for the first three months of 2023 and 2022 were 22% and 21%, respectively. The effective rates were higher for the first three months of 2023 primarily due to lower amortization in 2023 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in the federal income tax rate.
Hawaiian Electric’s consolidated ROACE was 8.2% and 8.1% for the twelve months ended March 31, 2023 and March 31, 2022, respectively.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of March 31, 2023 amounted to $5 billion, of which approximately 24% related to generation PPE, 67% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 7% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission.
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
Performance-based regulations. On December 23, 2020, the PUC issued a D&O (PBR D&O) approving a new performance-based regulation framework (PBR Framework). See “Regulatory proceedings” in Note 3 of the Condensed Consolidated Financial Statements.
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
The State of Hawaii’s policy is supported by the regulatory framework and includes a number of mechanisms designed to maintain the Utilities’ financial stability during the transition toward the State’s decarbonized future. Under the sales decoupling mechanism, the Utilities are allowed to recover from customers, target test year revenues, independent of the level of kWh sales, which have generally trended lower over time as privately-owned DER have been added to the grid and energy efficiency measures have been put into place. Other regulatory mechanisms under the PBR framework reduce some of the regulatory lag during the multi-year rate plan (MRP), such as the annual revenue adjustment to provide annual changes in utility revenues, including inflationary adjustments, and the exceptional project recovery mechanism, which allows the Utilities to recover and earn on certain approved eligible projects placed into service. See “Regulatory proceedings” in Note 3 of the Condensed Consolidated Financial Statements.
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
The Integrated Grid Planning (IGP) utilizes an inclusive and transparent Stakeholder Engagement model to provide an avenue for interested parties to engage with the Utilities and contribute meaningful input throughout the IGP process. The IGP

Stakeholder Council, Technical Advisory Panel and Working groups have been established and meet regularly to provide feedback and input on specific issues and process steps in the IGP. On March 31, 2023, the Utilities submitted their draft Integrated Grid Plan: A pathway to a clean energy future for stakeholder and public comments. The Integrated Grid Plan proposes actionable steps to decarbonize the electric grid on the State of Hawaii’s timeline, with a flexible framework that can adapt to future technologies. The Integrated Grid Plan is the culmination of more than five years of partnership with stakeholders and community members across the islands. Together, they forecasted future energy needs and identified strategies to meet Hawaii’s growing energy demand with 100% renewable resources.
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
On June 9, 2021, the PUC issued an order providing guidance to the third Grid Service RFP filed on February 23, 2021. The proposed Grid Service RFP focused only on Oahu and is seeking 132 MW of grid services with focus on capacity reduction (60 MW) similarly in response to the potential reserve shortfall from the AES coal plant retirement that occurred on September 1, 2022. The Utilities executed a GSPA for a total grid services amount of 97.4 MW and filed with the PUC to request approval on March 16, 2022. The procedural schedule steps are completed and the GSPA is ready for the PUC’s decision. As of March 31, 2023, the PUC has not ruled on this GSPA approval request.
On June 8, 2021, the PUC approved the new program, Emergency Demand Response Program (EDRP), a battery storage incentive program to dispatch electricity between 6 p.m. to 8 p.m. daily from participating residential and commercial customers, to address the potential reserve shortfalls following the AES coal plant retirement. As of March 31, 2023, the Utilities have received and approved the applications totaling approximately 21 MW on Oahu.
On March 30, 2022, the Utilities filed with the PUC to request expanding the EDRP for up to 15 MW on the island of Maui and received PUC approval on May 20, 2022. The EDRP on Maui became effective as of June 1, 2022. Subsequently on June 23, 2022, the PUC approved the cost recovery of the additional incentives for both Oahu and Maui through the Demand Side Management Surcharge. As of March 31, 2023, the Utilities have received and approved the applications totaling approximately 2.8 MW on Maui.
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
Grid modernization. The overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater DER and renewable energy integration. Under the Grid Modernization Strategy, the Utilities expect that new technology will help increase adoption of private rooftop solar and make use of rapidly evolving products, including storage and advanced inverters. On March 25, 2019, the PUC approved a plan for the Utilities to implement Phase 1 of their Grid Modernization Strategy, which is the proportional deployment of advanced metering infrastructure (AMI). On February 28, 2022, the PUC expanded the scope of Phase 1 to the full service territory with a completion date set for the third quarter of 2024. The estimated cost of full deployment (including proportional deployment) is approximately $143 million in capital and deferred software cost and is expected to be incurred over five years. As of March 31, 2023, approximately $95 million of capital and deferred software cost has been incurred to date under Phase 1 and is currently being recovered under the MPIR mechanism until such costs are included in base rates. On June 24, 2022, the PUC approved with certain conditions the Utilities’ request to aggregate the per-meter and network cost caps and to recover O&M costs associated with full-service territory AMI deployment under the MPIR mechanism. As of March 31, 2023, the Utilities have deployed about 237,000 advanced meters, servicing approximately 50% of total customers.
The Utilities filed an application with the PUC on September 30, 2019 for an Advanced Distribution Management System (ADMS) as part of Phase 2 of their Grid Modernization Strategy implementation. However, on December 30, 2019, the PUC suspended the Utilities’ application for the ADMS pending the Utilities’ filing of a supplemental application for the broad deployment of field devices. This supplement and update to the Grid Modernization Strategy Phase 2 field devices application was filed on March 31, 2021. The estimated cost for the implementation over five years of the ADMS and field devices, which includes capital, deferred software costs and O&M costs, is $105 million. A PUC order was issued on April 27, 2021, unsuspending and resuming consideration of the Phase 2 Application. The Utilities filed the reply statement of position on October 15, 2021, completing the discovery phase of the docket. On November 16, 2021, the PUC suspended the Utilities’

ADMS and Phase 2 field device application to focus the Utilities’ attention on completing Phase 1. The Utilities filed a Motion for Reconsideration with the PUC in response to the suspension, but the motion was denied. The PUC subsequently clarified that the Utilities may resume the Phase 2 docket no earlier than six months before Phase 1 is scheduled to be completed in the third quarter of 2024. Resumption of the Phase 2 proceeding would likely commence six months prior to the scheduled completion date selected by the PUC. On April 17, 2023, the Utilities filed a motion with the PUC, requesting the suspended docket to be reopened and to allow the Utilities to file an updated and supplemented application for updated project costs. On May 3, 2023, the PUC granted the motion to resume the docket, and will host a technical conference on the updated application on May 19, 2023.
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
The Utilities issued the CBRE Tranche 1 RFPs for Oahu, Maui and Hawaii on April 14, 2022. The RFPs closed on August 17, 2022, and proposals were evaluated. Tranche 1 projects, which are greater than or equal to 250 kW, were awarded on February 22, 2023. The Tranche 1 projects are expected to become operational in 2025 or 2026.
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
Decoupling. See “Decoupling” in Note 3 of the Condensed Consolidated Financial Statements for a discussion of decoupling.
Regulated returns. As part of the PBR Framework’s annual review cycle, the Utilities track their rate-making ROACEs as calculated under the earnings sharing mechanism, which includes only items considered in establishing rates. At year-end, each utility’s rate-making ROACE is compared against its ROACE allowed by the PUC to determine whether earnings sharing has been triggered. The D&O in the PBR proceeding modified the earnings sharing mechanism to a symmetric arrangement. Effective with annual earnings for 2021, the earnings sharing will be triggered for achieved rate-making ROACE outside of a 300 basis points dead band above and below the current authorized rate-making ROACE of 9.5% for each of the Utilities. Earnings sharing credits or recoveries will be included in the biannual report (formally known as annual decoupling filing) to be filed with the PUC in the spring of the following year. Results for 2022, 2021 and 2020 did not trigger the earnings sharing mechanism for the Utilities.
Actual and PUC-allowed returns, as of March 31, 2023, were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended March 31, 2023	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.42	5.59	6.23	8.88	6.10	6.97	9.95	6.65	7.83
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	0.05	(1.93)	(1.20)	(0.62)	(3.40)	(2.53)	0.45	(2.85)	(1.67)
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

Developments in renewable energy efforts.  The Utilities’ renewable energy goals depend, in large part, on the success of renewable projects developed and operated by independent power producers. Beginning in 2017, the Utilities embarked on an ambitious procurement effort, selecting multiple solar plus storage efforts to help reach the Utilities renewable portfolio standards goals as well as to assist the Utilities in retiring fossil fuel generation. Several of the recently procured projects have experienced delays as a result of supply chain disruptions caused by impacts from the COVID-19 pandemic, solar product detentions at U.S. ports of entry ordered by the U.S. Customs and Border Protection agency, and unforeseen site conditions which resulted in unanticipated project costs or in some cases the inability to effectively use previously identified project sites. These impacts have resulted in five Stage 2 projects declared null and void by the independent power producers and one Stage 2 project mutually terminating its PPA with the Utilities. Projects have also indicated potential impacts from the investigation launched by the U.S. Department of Commerce on March 28, 2022, in response to a request by Auxin Solar Inc. in regards to solar panel imports. On June 6, 2022, President Biden created a bridge to temporarily facilitate U.S. solar deployers’ ability to source certain imported solar modules and cells free of certain duties for 24 months in order to ensure the U.S. has access to a sufficient supply of solar modules to meet electricity generation needs. The Utilities are in discussions with several project developers regarding requests to increase previously approved prices and extend guaranteed commercial operations dates for those projects in order to ensure their viability given the impact of these recent market conditions. Significant project delays or failures of these projects increase the risk of the Utilities not meeting the renewable portfolio standards or other climate related goals, eligibility for performance incentive mechanisms associated with the speed of increasing renewable generation, and the ability to retire fossil fuel units. Developments in the Utilities’ efforts to further their renewable energy strategy include renewable energy projects discussed in Note 3 of the Condensed Consolidated Financial Statements and the following:
New renewable PPAs.
•On November 16, 2021, Hawaii Electric Light and Hawi Renewable Development, LLC (HRD) entered into an Amended and Restated Power Purchase Agreement (HRD ARPPA). Under the HRD ARPPA, HRD would make modifications to upgrade and repower the existing wind facility to enable it to continue to provide up to 10.56 MW of energy at a cost savings for customers. The HRD ARPPA is delinked from the price of fossil fuel and extends the term of the existing PPA by 20 years following the commercial operations date. On December 17, 2021, Hawaii Electric Light filed an application for approval of the HRD ARPPA, requesting a decision no later than June 15, 2022. On June 17, 2022, HRD notified the Utilities that the lead time for delivery and price of equipment needed for the repowering project had increased such that it would prevent HRD from achieving the required guaranteed commercial operation date. Additionally, HRD informed the Utilities that drastic changes in the market conditions had significantly impacted the financial viability of the project. On June 24, 2022, the Utilities requested that the PUC put the procedural schedule on hold to allow HRD time to re-evaluate its plans and determine what is needed to keep the project financially viable. On January 11, 2023, Hawaii Electric Light and HRD entered into a First Amendment to the HRD ARPPA (First Amendment). The First Amendment includes an extension of the Guaranteed Commercial Operations Date (GCOD) by 26 months to accommodate the delayed delivery of components, and a temporary price increase until HRD recovers its estimated increased costs specified in the First Amendment. On January 27, 2023, Hawaii Electric Light requested the PUC to resume the docket and on February 3, 2023, Hawaii Electric Light and the Consumer Advocate submitted a proposed procedural schedule to accommodate additional steps to review the First Amendment. The Amendment is currently pending approval before the PUC.
•On December 31, 2019, Hawaii Electric Light and Puna Geothermal Ventures entered into an Amended and Restated Power Purchase Agreement (PGV ARPPA). The PGV ARPPA extends the term of the existing PPA by 25 years to 2052, expands the firm capacity of the facility to 46 MW and delinks the pricing for energy delivered from the facility from fossil fuel prices to reduce cost to customers. On March 16, 2022, the PUC issued a D&O, approving the PGV ARPPA, subject to conditions, that include requiring completion of a final environmental review prior to construction. On March 28, 2022, Puna Pono Alliance filed a Motion for Reconsideration seeking reconsideration, modification and/or vacation of the D&O. On June 6, the PUC denied Puna Pono’s Motion for Reconsideration. PGV notified the Utilities that changes in market conditions that transpired since the terms of the PGV ARPPA were negotiated impacted the financial viability of the Project, and that an amendment to the PGV ARPPA was necessary to mitigate the impacts. On March 27, 2023, the Utilities and PGV executed the First Amendment to the PGV ARPPA which increases the capacity payment and extends the GCOD. An application requesting approval of the First Amendment to the PGV ARPPA was filed on April 4, 2023.
•Under a request for proposal process governed by the PUC and monitored by independent observers, in February 2018, the Utilities issued Stage 1 Renewable RFPs for 220 MW of renewable generation on Oahu, 50 MW of renewable generation on Hawaii Island, and 60 MW of renewable generation on Maui. To date, summarized information for a total of eight PPAs is as follows:

•

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	4	139.5	139.5/558	7/31/22, 1/11/23, 1/20/23* & 8/31/23**	20 & 25	$32.0
Hawaii Electric Light	2	60	60/240	12/2/22** & 4/21/23	25	14.9
Maui Electric	2	75	75/300	4/28/23* & 10/27/23	25	17.6
Total	8	274.5	274.5/1,098			$64.5
* Project delays have resulted in Guaranteed Commercial Operations Date being missed.
** Dates would change upon PUC approval of a PPA amendment.
The Utilities have received PUC approvals to recover the total projected annual payment of $64.5 million for the eight PPAs through the PPAC to the extent such costs are not included in base rates. To date, the Utilities filed six requests with the PUC for approval of amendments related to previously-approved PPAs for changes in pricing and/or guaranteed commercial operations dates to support completion of the projects while maintaining system reliability. The PUC has approved four amendments and two requests filed in February 2023 are pending PUC approval. On July 31, 2022, Mililani I Solar on Oahu, the first Stage 1 solar-pus-storage project, was placed into service. Waiawa Solar project on Oahu and the AES Waikoloa Solar project on Hawaii Island also reached commercial operations on January 11, 2023 and April 21, 2023, respectively. See also “Stage 1 renewable PPAs” in Note 3 of the Condensed Consolidated Financial Statements.
•In continuation of their February 2018 request for proposal process, the Utilities issued their Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. To date, the Utilities had filed 11 PPAs. Additionally, two GSPAs and two applications for commitments of funds for capital expenditures for approval of the utility self-build projects were filed with the PUC. Of the 11 filed PPAs, six PPAs were declared null and void by the independent power producers and one PPA was mutually terminated. The most recent of these six PPAs was declared null and void by the developer on March 10, 2023; the Utilities filed a notice with the PUC on March 15, 2023. The four remaining projects have received PUC approval. On May 2, 2023, the Utilities filed a letter with the PUC requesting approval of an amendment to increase price and to change the guaranteed commercial operation date of a previously-approved PPA for Stage 2 on Oahu. The two GSPAs were approved by the PUC in December 2020. The two utility Self-Build projects are still pending PUC approval.
A summary of the remaining four approved Stage 2 PPAs, is as follows:

Utilities	Number of contracts		Total photovoltaic size (MW)	BESS Size (MW/MWh)			Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	3		79	79	/	443	5/17/23, 10/30/23**, & 4/9/2024	20 & 25	$28.8
Hawaiian Electric	1	*	N/A	185	/	565	12/30/2022***	20	24.0
Total	4		79	264	/	1,008			$52.8
* See further discussion under “Review of Interconnection Process and Kapolei Energy Storage Power Purchase Agreement” below.
** Dates would change upon PUC approval of a PPA amendment.
*** Project delays have resulted in Guaranteed Commercial Operations Date being missed.
The total projected annual payment of $52.8 million for these PPAs will be recovered through the PPAC to the extent such costs are not included in base rates.
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
Tariffed renewable resources.
•As of March 31, 2023, there were approximately 580 MW, 127 MW and 140 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of March 31, 2023, an estimated 37% of single family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 21% of the Utilities’ total customers have solar systems.
•The Utilities began accepting energy from feed-in tariff projects in 2011. As of March 31, 2023, there were 44 MW, 2 MW and 6 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
Biofuel sources.
•On June 30, 2021, the Utilities issued an RFP for all fuels, including biodiesel, for supply commencing January 1, 2023. The Utilities and Pacific Biodiesel Technologies, LLC (PBT) signed an agreement on December 13, 2021 for supply of biodiesel on all islands commencing January 1, 2023, which was approved by the PUC on December 1, 2022. Hawaiian Electric also has a spot buy contract with PBT to purchase additional quantities of biodiesel at or below the price of diesel. Some purchases of “at parity” biodiesel have been made under the spot purchase contract, which was extended through June 2024.
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
•On March 17, 2022, the CBRE LMI RFPs for Oahu, Maui and Hawaii were opened and proposals were received, In November 2022, seven projects were selected consisting of one standalone PV project on Oahu, three paired PV with storage projects on Maui, and three paired PV with storage projects on Hawaii Island. The Utilities opened the CBRE Tranche 1 RFPs for Oahu, Maui and Hawaii on April 14, 2022. In March 2023, five projects were selected consisting of one paired PV with storage project on Oahu and four standalone PV projects on Hawaii Island. See “Transition to a decarbonized and sustainable energy future—Community-based renewable energy” for additional information.
•On January 21, 2021, the PUC requested the Stage 3 RFP be launched for Hawaii island, and the Utilities filed the draft RFP, including model contracts for PV+BESS, wind+BESS, standalone storage, firm renewable generation, and DER aggregators on October 15, 2021. The RFP scope was guided by the results of the Grid Needs Assessment. The final Stage 3 RFP, seeking 325 GWh per year of energy and 65 MW of renewable firm capacity, was filed on November 7, 2022 and was issued on November 21, 2022. Proposals were received on April 20, 2023. The PUC also directed the Utilities to develop Stage 3 RFPs for Oahu and Maui. For Oahu, the Utilities are seeking 500 to 700 MW of renewable firm capacity, and at least 965 GWh of renewable dispatchable energy annually. For Maui, the Utilities are procuring at least 40 MW of renewable firm capacity, and at least 425 GWh of renewable dispatchable energy annually. The Stage 3 RFPs for Oahu and Maui opened for bids on January 20, 2023. On March 15, 2023, the PUC denied the Utility’s request to not advance its own proposal to meet the Maui firm capacity need as required under the

Framework for Competitive Bidding, and on April 5, 2023, denied the Utility’s motion to modify the Maui RFP to allow a self-build, ordering the Utility to submit a proposal for the firm capacity need, or in the alternative, file a request to suspend the firm generation portion of the Maui RFP to make adjustments as ordered by the PUC, including an extension of the bidding period for firm generation proposals. The Utility filed its request on April 12, 2023, which the PUC granted on April 14, 2023. The updated Maui RFP was filed on April 27, 2023. Proposals for the Oahu RFP and the variable generation portion of the Maui RFP were received on April 20, 2023. The Utility submitted a proposal that is consistent with the reliability requirements under the competitive bidding framework as directed by the PUC. Best and final offers for the Oahu RFP and the variable generation portion of the Maui RFP are due on July 14, 2023 and final award selection is in October 2023, with negotiations of the PPAs expected to be completed in the later part of 2024.
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
Fuel contracts. On June 30, 2021, the Utilities issued two RFPs for all fuels for supply commencing January 1, 2023. On February 1, 2022, the Utilities and PAR Hawaii Refining, LLC (PAR Hawaii) entered into a fuel supply contract commencing January 1, 2023. On December 1, 2022, the PUC issued a decision and order (D&O) approving the PAR Hawaii fuels contract and recovery of associated costs through ECRC.
On March 3, 2022, as part of economic sanctions amid the Russia-Ukraine war, PAR Hawaii announced that it is suspending all purchases of Russian crude oil, which accounts for at least 25% of Hawaii’s supply. The average fuel oil cost per barrel has increased 35% over the same quarter in prior year. The Utilities are taking additional measure to ensure adequate supply of fuel by entering into a backup fuel supply contract with Vitol Inc. (Vitol) commencing on December 1, 2022 through June 30, 2023 with annual extensions if mutually agreed by both parties. The PUC issued the final D&O approving the Vitol backup fuels supply contract on December 1, 2022 and the costs incurred under the contract with Vitol are recovered in the Utilities’ respective ECRCs.
FINANCIAL CONDITION
Liquidity and capital resources. As of March 31, 2023, Hawaiian Electric had no commercial paper outstanding, no amount outstanding on its revolving credit facility and the total amount of available borrowing capacity under the Utilities’ committed line of credit was $200 million.
Hawaiian Electric expects that its liquidity will continue to be moderately impacted at the Utilities due to higher fuel prices and lingering COVID-19 impacts to the local economy. Higher accounts receivable balances and bad debt expense may result in higher write-offs in the future. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements. However, the Utilities’ liquidity and access to capital remains adequate and is expected to remain adequate. As of March 31, 2023, the total amount of available borrowing capacity (net of commercial paper outstanding) under the Utilities’ committed lines of credit and cash and cash equivalents was approximately $316 million.
The Utilities are continuing the disconnection process on a tiered basis, expanding the targeted balances, which is expected to further reduce delinquent accounts receivable balances and accelerate cash collections.
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	March 31, 2023		December 31, 2022
Short-term borrowings, net	$—	—%	$88	2%
Long-term debt, net	1,834	43	1,685	41
Preferred stock	34	1	34	1
Common stock equity	2,359	56	2,344	56
	$4,227	100%	$4,151	100%

Information about Hawaiian Electric’s commercial paper borrowings, borrowings from HEI and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Three months ended March 31, 2023	March 31, 2023	December 31, 2022
Short-term borrowings[1]
Commercial paper	$25	$—	$88
Borrowings from HEI	—	—	—
Line of credit draws on revolving credit facility	—	—	—

1   The maximum amount of external short-term borrowings by Hawaiian Electric during the first three months of 2023 was approximately $96 million. At March 31, 2023, Hawaiian Electric had no short-term borrowings from Hawaii Electric Light and Maui Electric.
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
Credit agreement. Hawaiian Electric has a $200 million line of credit facility with no amount outstanding at March 31, 2023. See Note 5 of the Condensed Consolidated Financial Statements for additional information.
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
On February 9, 2021, the PUC approved the use of the expedited approval procedure to request the issuance and sale of the remaining/unused amount of SPRBs authorized by the 2019 Legislative Authorization (i.e., total not to exceed up to $400 million for Hawaiian Electric, up to $150 million for Hawaii Electric Light, and up to $150 million for Maui Electric) during the period January 1, 2023 through June 30, 2024. On January 31, 2023, the PUC approved the Utilities’ requests to issue the remaining unused amounts of the SPRBs during the period January 1, 2023 through June 30, 2024, and the certification and approval of supplemental projects eligible to be financed by the SPRB proceeds.
Taxable debt. On December 20, 2022, the Utilities received PUC approval to issue, over a four-year period from January 1, 2023 to December 31, 2026, unsecured obligations bearing taxable interest (Hawaiian Electric up to $230 million, Hawaii Electric Light up to $65 million and Maui Electric up to $105 million), to finance capital expenditures, repay long-term and/or short-term debt used to finance or refinance capital expenditures, and/or to reimburse funds used for payment of capital expenditures. Pursuant to the approval, on January 10, 2023, the Utilities executed through a private placement, $150 million in unsecured senior notes (2023 Notes). The 2023 Notes had a delayed draw feature and the Utilities drew down all the proceeds on February 9, 2023. See Note 5 of the Condensed Consolidated Financial Statements for additional information and see summary table below for remaining authorized amounts.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of taxable debt authorized from 2023 through 2026	$230	$65	$105
Less:
Taxable debt executed in January 2023, but issued on February 9, 2023	100	25	25
Remaining authorized amounts	$130	$40	$80
As of March 31, 2023, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $130 million, $40 million, and $80 million, respectively of remaining taxable debt authorization.

Equity. On December 20, 2022, the Utilities received PUC approval to issue and sell each utility’s common stock over a four-year period from January 1, 2023 through December 31, 2026 (Hawaiian Electric’s sale/s to HEI of up to $75 million, Hawaii Electric Light sale/s to Hawaiian Electric of up to $25 million, and Maui Electric sale/s to Hawaiian Electric of up to $55 million) and the purchase of Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric from 2023 through December 31, 2026. As of March 31, 2023, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $75 million, $25 million, and $55 million, respectively, of unused common stock authorization.
Cash flows. The following table reflects the changes in cash flows for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

	Three months ended March 31
(in thousands)	2023	2022	Change
Net cash provided by operating activities	$169,355	$76,775	$92,580
Net cash used in investing activities	(120,594)	(74,864)	(45,730)
Net cash provided by financing activities	28,019	(25,974)	53,993

Net cash provided by operating activities. The increase in net cash provided by operating activities was primarily driven by higher cash receipts from large delinquent commercial customer accounts, receipts from customers associated with increased disconnection efforts, receipts of payments on installment plans, and receipt of government and other program assistance, partially offset by higher cash paid for accounts payable due to timing.
Net cash used in investing activities. The increase in net cash used in investing activities was primarily driven by a increase in capital expenditures related to construction activities.
Net cash provided by financing activities. The increase in net cash provided by financing activities was driven by higher proceeds from issuance of long-term debts, partially offset by repayment of short-term borrowings.
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

Bank
Recent Developments. See also “Recent developments” in HEI’s MD&A.
The Hawaii economy continued to improve in the first quarter of 2023 as travel and other COVID-19 related business restrictions were lifted and visitor arrivals increased, which have helped drive a growing labor market and tax collections. Domestic visitor arrivals exceeded pre-pandemic levels in 2022 and continued to improve into 2023 due to pent up demand from leisure travelers. The state and county governments have also lifted all COVID-related travel restrictions for arriving domestic passengers. International visitor arrivals continued to lag significantly behind pre-pandemic levels but have gradually increased as certain Asian countries began loosening travel restrictions. COVID cases caused by the new variants remain relatively stable at low levels along with hospitalization rates.
As of May 3, 2023, the Federal Reserve raised the federal funds rate to a current target range of 5.00%-5.25% in response to continued inflationary pressures in the economy. The increase in interest rates has been neutral to ASB’s net interest margin as higher yield on earning assets were offset by an increase in yields on deposits and other borrowings. The higher interest rates have also reduced mortgage refinance and purchase activity, negatively impacting mortgage banking income. Additionally, the tight labor market and inflationary pressures have increased compensation and benefit expenses, which have partially offset the benefit of a higher interest rate environment.
ASB experienced continued loan growth in 2023 as total loans increased $83 million compared to 2022 total loans. There was demand for commercial real estate, commercial, home equity line of credit and consumer loan products. The consumer loan portfolio growth also included purchases of solar and sustainable home improvement loans from a third party.
Deposit growth, which had previously funded loan growth and investment security purchases, has slowed and required ASB to increase its other borrowings to fund the loan portfolio growth, thereby increasing the Bank’s funding costs and reducing its balance sheet sensitivity. Additional federal funds rate increases may not further increase the Bank’s net interest margin if core deposit growth ceases and funding is replaced with other borrowings.
For the quarter ended March 31, 2023, ASB recorded a $1.2 million provision for credit losses, primarily driven by additional reserves required for loan portfolio growth, partly offset by the release of reserves for lower loss rates due to improved credit quality. The provision for credit losses in future quarters will be dependent on future economic conditions and changes to borrower credit quality at that time.
At March 31, 2023, the investment securities portfolio balance decreased approximately $23 million, as slowing deposit growth resulted in lower excess liquidity and the need for other sources to fund the loan growth. Investment securities portfolio repayments were used as a funding source for the loan growth and ASB did not purchase any investment securities. The change in interest rates in the first quarter of 2023 resulted in lower unrealized losses in the available-for-sale investment securities portfolio which increased the investment portfolio balance.
In the first quarter of 2023, the increase in interest rates and the collapse of a few financial institutions had caused turmoil in the banking industry. Due to the failure of these financial institutions, the focus on the banking industry has been around capital levels, uninsured deposits and liquidity. ASB’s regulatory capital ratios are above the “well-capitalized” and regulatory requirements including the conservation buffers. Approximately 85% of the Bank’s deposits are fully insured by the Federal Deposit Insurance Corporation. ASB has access to approximately $3 billion in funding sources to meet its liquidity needs.
ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

	Three months ended March 31		Increase
(in millions)	2023	2022	(decrease)	Primary reason(s)
Interest and dividend income	$79	$60	$19
				Average loan portfolio yields were 76 basis points higher—loan yields continued to increase in 2023 due to the interest rate environment as adjustable rate loan yields repriced with rising interest rates and new loan production yields were higher than the portfolio rates.
				Average loan portfolio balances increased $841 million - commercial real estate, home equity line of credit and commercial loan portfolio average balances increased $321 million, $180 million and $23 million, respectively, due to demand for these loan types. Residential loan portfolio average balances increased $186 million due to the Bank’s decision to portfolio a larger portion of the residential loan production. Consumer loan portfolio average balances increased $131 million primarily due to the purchase of solar and sustainable home improvement loans.
				Average investment securities portfolio balances decreased $91 million—repayments in the investment securities portfolio were used to fund the loan portfolio growth.
				Average investment securities portfolio yields were 9 basis points higher—benefited from lower amortization of premiums in the investment portfolio.
Noninterest income	14	16	(2)
				Lower mortgage banking income - lower residential loan sale volume due to lower production volume as the higher interest rate environment has reduced the demand for residential mortgage loans. ASB’s decision to portfolio a larger portion of the residential loan production also reduced the amount of loans sold on the secondary market.
				Lower gain on sale of real estate - due to the sale of a branch property owned by ASB. The branch was closed in January 2022. No similar sale in 2023.
Less: gain on sale of real estate	—	(1)	1	Gain on sale of real estate, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 4, is classified as gain on sale of real estate in the condensed consolidated statements of income, and accordingly, is reflected in operating expenses below as a separate line item and excluded from Revenues.
Revenues	93	75	18
The increase in revenues for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to higher interest and dividend income partly offset by lower noninterest income.

Interest expense	15	1	14
				Interest expense on deposits and other borrowings increased in 2023 compared to 2022 due to an increase in balances and yields of other borrowings and term certificates.
				Average core deposit balances decreased $351 million; average term certificate balances increased $328 million.
				Average deposit yields increased from 5 basis points to 34 basis points. The increase was primarily due to the increase in term certificate yields of 233 basis points and the shift in mix of deposits from low cost core deposits to term certificates.
				Average other borrowings increased $625 million and average yields increased 431 basis points. Other borrowings were used to fund the growth in the loan portfolio. The higher yields was reflective of the higher interest rate environment.
Provision for credit losses	1	(3)	4
				2023 provision for credit losses was due primarily for the growth in the loan portfolio.
				2023 provision for credit losses also included the release of credit loss reserves for improved credit loss rates as a result of improved economic outlook and good credit trends.
				2022 negative provision for credit losses reflected a stable economic outlook, good credit trends including lower net charge-offs and improved credit loss rates which included credit upgrades in the commercial real estate loan portfolio.
				2022 negative provision for credit losses was also due to the release of credit loss reserves for a commercial real estate credit.
				Delinquency rates have decreased—from 0.27% at March 31, 2022 to 0.22% at March 31, 2023 due to lower residential 1-4 family loan delinquencies.
				Net charge-off to average loans have increased—from 0.01% at March 31, 2022 to 0.14% at March 31, 2023 primarily due to higher consumer loan portfolio net charge-offs and the charge-off of a residential loan.

	Three months ended March 31		Increase
(in millions)	2023	2022	(decrease)	Primary reason(s)
Noninterest expense	54	48	6
				Higher compensation and benefits expenses and deposit account expenses.
				Higher base compensation and employee benefit costs were due to merit increases, market adjustments and higher performance-based compensation.
Gain on sale of real estate	—	(1)	1
Expenses	70	45	25
The increase in expenses for the three months ended March 31, 2023 compared to the same period in 2022 was due to higher interest expenses, higher provision for credit losses and higher noninterest expense partly offset by higher gain on sale of real estate in 2022.

Operating income	23	30	(7)
The decrease in operating income for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to higher interest expenses, higher noninterest expenses, higher provision for credit losses and lower noninterest income, partly offset by higher interest income.

Net income	19	24	(5)
Net income for the three months ended March 31, 2023 was lower than the same period in 2022 due to lower operating income and lower gain on sale of real estate, partly offset by lower income tax expense.

ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended March 31
(%)	2023	2022
Return on average assets	0.78	1.04
Return on average equity	15.51	13.70
Net interest margin	2.85	2.79

	Three months ended March 31
	2023			2022
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$10,213	$121	4.76	$134,835	$66	0.20
FHLB stock	30,089	426	5.74	10,000	74	3.00
Investment securities
Taxable	3,042,254	13,696	1.80	3,131,482	13,554	1.73
Non-taxable	68,278	498	2.92	69,600	367	2.11
Total investment securities	3,110,532	14,194	1.83	3,201,082	13,921	1.74
Loans
Residential 1-4 family	2,489,203	22,615	3.63	2,303,446	20,113	3.49
Commercial real estate	1,458,452	17,247	4.74	1,137,295	9,211	3.25
Home equity line of credit	1,021,294	9,028	3.59	840,974	6,223	3.00
Residential land	20,296	277	5.45	20,822	257	4.93
Commercial	784,733	10,397	5.33	761,525	6,812	3.60
Consumer	245,245	5,393	8.89	113,826	3,459	12.33
Total loans [1,2]	6,019,223	64,957	4.34	5,177,888	46,075	3.58
Total interest-earning assets [3]	9,170,057	79,698	3.49	8,523,805	60,136	2.83
Allowance for credit losses	(72,113)			(71,135)
Noninterest-earning assets	466,289			709,010
Total assets	$9,564,233			$9,161,680
Liabilities and shareholder’s equity:
Savings	$3,143,103	$222	0.03	$3,258,551	$207	0.03
Interest-bearing checking	1,332,214	630	0.19	1,331,008	64	0.02
Money market	197,026	586	1.21	205,363	33	0.07
Time certificates	739,683	5,399	2.96	411,372	643	0.63
Total interest-bearing deposits	5,412,026	6,837	0.51	5,206,294	947	0.07
Advances from Federal Home Loan Bank	502,222	5,870	4.68	—	—	—
Borrowings from Federal Reserve Bank	66,722	719	4.37	—	—	—
Securities sold under agreements to repurchase	146,368	1,132	3.14	90,279	5	0.02
Total interest-bearing liabilities	6,127,338	14,558	0.96	5,296,573	952	0.07
Noninterest bearing liabilities:
Deposits	2,745,317			2,973,597
Other	213,019			194,449
Shareholder’s equity	478,559			697,061
Total liabilities and shareholder’s equity	$9,564,233			$9,161,680
Net interest income		$65,140			$59,184
Net interest margin (%) [4]			2.85			2.79
1   Includes loans held for sale, at lower of cost or fair value.
2   Includes recognition of net deferred loan fees of $0.8 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans. Includes nonaccrual loans.
3   For the three months ended March 31, 2023 and 2022, the taxable-equivalent basis adjustments made to the table above were not material.
4   Defined as net interest income, on a fully taxable equivalent basis, as a percentage of average total interest-earning assets.
Earning assets, costing liabilities, contingencies and other factors.  Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on costing liabilities. The interest rate environment has been impacted by disruptions in the financial markets over a period of several years. The Federal Open Market Committee increased its federal funds rate target range to 4.25% - 4.50% in 2022 to combat signs of inflation. ASB’s net interest income and net interest margin has started to increase but still remains at lower levels. A return to the recent low interest rate environment may negatively impact ASB’s net interest income and net interest margin.
Loans and mortgage-backed securities are ASB’s primary earning assets.
Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. See Note 4 of the Condensed Consolidated Financial Statements for a composition of ASB’s loan portfolio.
Home equity — key credit statistics. The home equity line of credit (HELOC) portfolio makes up 17% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable-rate term loan with a 20-year amortization period. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed-rate loan with level principal and interest payments. As of March 31, 2023, approximately 39% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. A HELOC loan is typically in a subordinate lien position to a borrower’s first mortgage loan, however, approximately 56% of ASB’s HELOC loan portfolio is in a first lien position.
Loan portfolio risk elements.  See Note 4 of the Condensed Consolidated Financial Statements.
Investment securities.  ASB’s investment portfolio was comprised as follows:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$139,644	5%	$140,957	5%
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	2,462,220	92	2,484,821	92
Corporate bonds	41,310	2	40,734	2
Mortgage revenue bonds	14,766	1	14,902	1
Total investment securities	$2,657,940	100%	$2,681,414	100%
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
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. In 2023, deposits increased by $60.9 million, as an outflow of core deposits was replaced with time certificates. Core deposit retention and sustained growth will remain challenging in the current rising interest rate environment. Advances from the FHLB of Des Moines, securities sold under agreements to repurchase, borrowings from the Federal Reserve Bank and federal funds purchased continue to be additional sources of funds. As of March 31, 2023 and December 31, 2022, ASB’s costing liabilities consisted of 92% deposits and 8% borrowings. The weighted average cost of deposits for the first three months of 2023 and 2022 was 0.34% and 0.05%, respectively. As of March 31, 2023 and December 31, 2022, ASB had approximately $1.2 billion of deposits that were uninsured.
Federal Home Loan Bank of Des Moines and Federal Reserve Bank. As of March 31, 2023 and December 31, 2022, ASB had nil and $414 million of advances outstanding at the FHLB of Des Moines, respectively. As of March 31, 2023, the unused borrowing capacity with the FHLB of Des Moines was $2.0 billion. As of March 31, 2023 and December 31, 2022, ASB had $550 million and nil borrowings from the Federal Reserve Bank, respectively. The FHLB of Des Moines and Federal Reserve Bank are important sources of liquidity for ASB.
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
As of March 31, 2023, ASB had an unrealized loss, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $308.6 million compared to an unrealized loss, net of taxes, of $328.9 million as of December 31, 2022. The unrealized losses were due to changes in interest rates and did not affect regulatory capital ratios. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first three months of 2023, ASB recorded a provision for credit losses of $1.2 million in the allowance for credit losses for growth in the loan portfolio partly offset by the release of credit loss reserves for improved credit trends and lower credit loss rates. During the first three months of 2022, ASB recorded a negative provision for credit losses of $3.8 million in the allowance for credit losses reflecting a stable economic outlook, good credit trends including lower net charge-offs and credit upgrades in the commercial real estate loan portfolio, and the release of reserves for a nonperforming commercial real estate loan.

	Three months ended March 31		Year ended December 31, 2022
(in thousands)	2023	2022
Allowance for credit losses, beginning of period	$72,216	$71,130	$71,130
Provision for credit losses	1,175	(3,763)	2,537
Less: net charge-offs	2,095	156	1,451
Allowance for credit losses, end of period	$71,296	$67,211	$72,216
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.14%	0.01%	0.03%
ASB maintains a reserve for credit losses that consists of two components, the allowance for credit losses and an allowance for loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in provision for credit losses. For the three months ended March 31, 2023 and 2022, ASB recorded a provision for credit losses for unfunded commitments of nil and $0.5 million, respectively. As of March 31, 2023 and December 31, 2022, the reserve for unfunded loan commitments was $4.4 million.
Legislation and regulation.  ASB is subject to extensive regulation, principally by the OCC and the FDIC. Depending on ASB’s level of regulatory capital and other considerations, these regulations could restrict the ability of ASB to compete with other institutions and to pay dividends to its shareholder. See the discussion below under “Liquidity and capital resources.”
FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	March 31, 2023	December 31, 2022	% change
Total assets	$9,610	$9,546	1
Investment securities	2,658	2,681	(1)
Loans held for investment, net	5,988	5,907	1
Deposit liabilities	8,231	8,170	1
Other bank borrowings	681	695	(2)
As of March 31, 2023, ASB was one of Hawaii’s largest financial institutions based on assets of $9.6 billion and deposits of $8.2 billion.
As of March 31, 2023, ASB’s unused FHLB borrowing capacity was approximately $2.0 billion. As of March 31, 2023, ASB had commitments to borrowers for loans and unused lines and letters of credit of $2.1 billion, of which, commitments to lend to borrowers whose loan terms have been modified in troubled debt restructurings were nil. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the three months ended March 31, 2023, net cash provided by ASB’s operating activities was $15 million. Net cash used during the same period by ASB’s investing activities was $16 million, primarily due to a net increase in loans receivable of $69 million, purchases of loans held for investment of $13 million and additions to premises and equipment of $1 million, partly offset by the receipt of investment security repayments and maturities of $50 million and a net decrease in FHLB stock of

$17 million. Net cash provided by financing activities during this period was $28 million, primarily due to increases in deposit liabilities of $61 million partly offset by a net decrease in other borrowings of $14 million, a net decrease in mortgage escrow deposits of $4 million and $14 million in common stock dividends to HEI (through ASB Hawaii).
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
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of March 31, 2023, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 7.7% (5.0%), common equity Tier-1 ratio of 12.0% (6.5%), Tier-1 capital ratio of 12.0% (8.0%) and total capital ratio of 13.1% (10.0%). As of December 31, 2022, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 7.8% (5.0%), common equity Tier-1 ratio of 12.2% (6.5%), Tier-1 capital ratio of 12.2% (8.0%) and total capital ratio of 13.1% (10.0%). All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to HEI (through ASB Hawaii).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company considers interest-rate risk (a non-trading market risk) to be a significant market risk for ASB as it could potentially have material impacts on the Company’s results of operations, financial condition and liquidity. For additional quantitative and qualitative information about the Company’s market risks, see HEI’s and Hawaiian Electric’s Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of HEI’s 2022 Form 10-K (pages 78 to 80).
ASB’s interest-rate risk sensitivity measures as of March 31, 2023 and December 31, 2022 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
+300	2.2%	(0.1%)	6.2%	5.1%
+200	1.5	—	4.8	3.8
+100	0.8	—	3.0	2.1
-100	(0.9)	(0.3)	(3.6)	(3.4)
-200	(1.4)	(0.9)	(8.0)	(7.8)
-300	(2.1)	(1.7)	(14.6)	(13.8)
ASB’s net interest income (NII) sensitivity profile was more asset sensitive as of March 31, 2023 compared to December 31, 2022, primarily driven by a shift in the bank’s liability mix as Federal Reserve Bank borrowings replaced short-term FHLB borrowings which increased NII sensitivity.
Economic value of equity (EVE) sensitivity increased as of March 31, 2023 compared to December 31, 2022 as the duration of liabilities lengthened. The further inversion of the yield curves lengthened the duration of core deposits. In addition, the bank’s liability mix shifted as Federal Reserve Bank borrowings replaced short-term FHLB borrowings which increased EVE sensitivity.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in HEI’s and Hawaiian Electric’s 2022 Form 10-K (see “Part I. Item 3. Legal Proceedings” and proceedings referred to therein) and this Form 10-Q (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 3 and 4 of the Condensed Consolidated Financial Statements) are incorporated by reference in this Item 1. With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts typically maintained in confidence unless and until a resolution is achieved. Certain HEI subsidiaries (including Hawaiian Electric and its subsidiaries, ASB and Pacific Current and its subsidiaries) may also be involved in ordinary routine PUC proceedings, environmental proceedings and litigation incidental to their respective businesses.
Item 1A. Risk Factors
For information about Risk Factors, see pages 20 to 33 of HEI’s and Hawaiian Electric’s 2022 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and the Condensed Consolidated Financial Statements herein. Also, see “Cautionary Note Regarding Forward-Looking Statements” on pages iv through vi herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of HEI common shares were made on the open market during the first quarter of 2023 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2023	14,443	$41.78	—	NA
February 1 to 28, 2023	13,325	$42.18	—	NA
March 1 to 31, 2023	190,234	$38.83	—	NA
NA - Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
**The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 8,207 of the 14,443 shares, 5,338 of the 13,325 shares and 162,977 of the 190,234 shares were purchased for the DRIP; 4,991 of the 14,443 shares, 5,722 of the 13,325, shares and 22,321 of the 190,234 shares were purchased for the HEIRSP; and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 6. Exhibits

HEI Exhibit 4	Hawaiian Electric Industries Retirement Savings Plan, restatement effective October 6, 2022.
HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Scott W. H. Seu (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Paul K. Ito (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

HEI Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

HEI Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Shelee M. T. Kimura (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Scott W. H. Seu	By	/s/ Shelee M. T. Kimura
	Scott W. H. Seu		Shelee M. T. Kimura
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Paul K. Ito	By	/s/ Tayne S. Y. Sekimura
	Paul K. Ito		Tayne S. Y. Sekimura
	Executive Vice President,		Senior Vice President,
	Chief Financial Officer and Treasurer		Chief Financial Officer and Treasurer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: May 9, 2023		Date: May 9, 2023