Form 10-Q
period 2023-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2023-08-07
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒
Securities registered pursuant to 12(b) of the Act:
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding July 18, 2023
Hawaiian Electric Industries, Inc. (Without Par Value)	109,611,599	Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	17,854,278	Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2023

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2023 and 2022
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and six months ended June 30, 2023 and 2022
3		Condensed Consolidated Balance Sheets (unaudited) - June 30, 2023 and December 31, 2022
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three and six months ended June 30, 2023 and 2022
5		Condensed Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2023 and 2022
Hawaiian Electric Company, Inc. and Subsidiaries
7		Condensed Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2023 and 2022
7		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and six months ended June 30, 2023 and 2022
8		Condensed Consolidated Balance Sheets (unaudited) - June 30, 2023 and December 31, 2022
10		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three and six months ended June 30, 2023 and 2022
11		Condensed Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2023 and 2022
12		Notes to Condensed Consolidated Financial Statements (unaudited)
60	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
60		HEI consolidated
66		Electric Utilities
82		Bank
90	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
91	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
92	Item 1.	Legal Proceedings
92	Item 1A.	Risk Factors
92	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
93	Item 5.	Other Information
93	Item 6.	Exhibits
94	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2023
GLOSSARY OF TERMS

Terms	Definitions
ABR	Alternate Base Rate
ACL	Allowance for credit losses, which is the current credit loss standard, requires recording the allowance based on the expected loss model
AES Hawaii	AES Hawaii, Inc.
AOCI	Accumulated other comprehensive income/(loss)
ARA	Annual revenue adjustment
ASB	American Savings Bank, F.S.B., a wholly owned subsidiary of ASB Hawaii, Inc.
ASB Hawaii	ASB Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASU	Accounting Standards Update
CBRE	Community-based renewable energy
Company	Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B. and Pacific Current, LLC and its subsidiaries (listed under Pacific Current). The Old Oahu Tug Service, Inc. was dissolved in March 2022.
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
CSSM	Collective Shared Savings Mechanism
D&O	Decision and order from the PUC
DER	Distributed energy resources
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
ECRC	Energy cost recovery clause
EIP	2010 Equity and Incentive Plan, as amended and restated
EPA	Environmental Protection Agency — federal
EPRM	Exceptional Project Recovery Mechanism
EPS	Earnings per share
ESM	Earnings Sharing Mechanism
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GNMA	Government National Mortgage Association
GSPA	Grid Services Purchase Agreement
Hamakua Energy	Hamakua Energy, LLC, an indirect subsidiary of Pacific Current
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.

GLOSSARY OF TERMS, continued

Terms	Definitions
Hawaiian Electric	Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited and Renewable Hawaii, Inc.
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc. and Pacific Current, LLC. The Old Oahu Tug Service, Inc. was dissolved in March 2022.
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IIJA	Infrastructure Investment and Jobs Act
IPP	Independent power producer
IRLCs	Interest rate lock commitments
Kalaeloa	Kalaeloa Partners, L.P.
kWh	Kilowatthour/s (as applicable)
LIBOR	London Inter-Bank Offered Rate
LMI	Low-to-moderate income
LTIP	Long-term incentive plan
Mahipapa	Mahipapa, LLC, a subsidiary of Pacific Current
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Mauo	Mauo, LLC, a subsidiary of Pacific Current
MPIR	Major Project Interim Recovery
MRP	Multi-year rate period
MSRs	Mortgage servicing rights
MW	Megawatt/s (as applicable)
NII	Net interest income
NPBC	Net periodic benefit costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
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
•the lingering impact of the COVID-19 pandemic, including any recurrence of the COVID-19 pandemic due to new variants and the potential reinstatement of related government orders and restrictions, and the resulting impact on our employees, customers and suppliers;
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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands, except per share amounts)	2023	2022	2023	2022
Revenues
Electric utility	$794,191	$818,873	$1,624,552	$1,527,665
Bank	96,885	75,324	190,742	150,439
Other	4,609	1,410	8,628	2,571
Total revenues	895,685	895,607	1,823,922	1,680,675
Expenses
Electric utility	720,566	747,719	1,475,052	1,382,916
Bank	72,017	53,401	142,354	98,486
Other	10,123	7,819	20,019	13,329
Total expenses	802,706	808,939	1,637,425	1,494,731
Operating income (loss)
Electric utility	73,625	71,154	149,500	144,749
Bank	24,868	21,923	48,388	51,953
Other	(5,514)	(6,409)	(11,391)	(10,758)
Total operating income	92,979	86,668	186,497	185,944
Retirement defined benefits credit—other than service costs	1,153	1,246	2,305	2,489
Interest expense, net—other than on deposit liabilities and other bank borrowings	(29,832)	(24,965)	(58,630)	(49,314)
Allowance for borrowed funds used during construction	1,295	798	2,426	1,576
Allowance for equity funds used during construction	3,772	2,470	7,073	4,879
Gain on sales of equity-method investment	—	—	—	8,123
Income before income taxes	69,367	66,217	139,671	153,697
Income taxes	14,284	13,203	29,394	31,043
Net income	55,083	53,014	110,277	122,654
Preferred stock dividends of subsidiaries	473	473	946	946
Net income for common stock	$54,610	$52,541	$109,331	$121,708
Basic earnings per common share	$0.50	$0.48	$1.00	$1.11
Diluted earnings per common share	$0.50	$0.48	$1.00	$1.11
Weighted-average number of common shares outstanding	109,573	109,432	109,544	109,397
Net effect of potentially dilutive shares (share-based compensation programs)	207	230	326	317
Weighted-average shares assuming dilution	109,780	109,662	109,870	109,714
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2023	2022	2023	2022
Net income for common stock	$54,610	$52,541	$109,331	$121,708
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of taxes of $(4,021), $(32,529), $2,058 and $(76,608), respectively	(10,984)	(88,857)	5,621	(209,264)
Amortization of unrealized holding losses on held-to-maturity securities, net of taxes of $1,350, nil, $2,696 and nil, respectively	3,689	—	7,366	—
Derivatives qualifying as cash flow hedges:
Unrealized interest rate hedging gains (losses) arising during the period, net of taxes of $(117), $273, $(52) and $1,319, respectively	(335)	786	(149)	3,803
Reclassification adjustment to net income, net of taxes of $(16), $18, $(33) and $37, respectively	(48)	53	(96)	108
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses (gains) recognized during the period in net periodic benefit cost, net of taxes of $(122), $44, $(244) and $1,606, respectively	(357)	122	(714)	4,623
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $148, $19, $295 and $(1,481), respectively	426	56	851	(4,269)
Other comprehensive income (loss), net of taxes	(7,609)	(87,840)	12,879	(204,999)
Comprehensive income (loss) attributable to Hawaiian Electric Industries, Inc.	$47,001	$(35,299)	$122,210	$(83,291)
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$314,284	$199,877
Restricted cash	5,104	5,050
Accounts receivable and unbilled revenues, net	409,314	511,903
Available-for-sale investment securities, at fair value	1,368,037	1,429,667
Held-to-maturity investment securities, at amortized cost	1,224,917	1,251,747
Stock in Federal Home Loan Bank, at cost	18,000	26,560
Loans held for investment, net	6,069,114	5,906,690
Loans held for sale, at lower of cost or fair value	6,910	824
Property, plant and equipment, net of accumulated depreciation of $3,292,930 and $3,192,545 at June 30, 2023 and December 31, 2022, respectively	5,868,408	5,687,003
Operating lease right-of-use assets	105,030	115,684
Regulatory assets	252,787	242,513
Other	795,214	824,536
Goodwill	82,190	82,190
Total assets	$16,519,309	$16,284,244
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$253,954	$251,460
Interest and dividends payable	33,294	21,333
Deposit liabilities	8,163,235	8,169,696
Short-term borrowings—other than bank	46,212	172,568
Other bank borrowings	750,000	695,120
Long-term debt, net—other than bank	2,572,375	2,384,980
Deferred income taxes	272,988	262,462
Operating lease liabilities	114,827	126,604
Finance lease liabilities	123,240	48,709
Regulatory liabilities	1,087,356	1,055,650
Defined benefit pension and other postretirement benefit plans liability	70,979	71,813
Other	747,179	787,057
Total liabilities	14,235,639	14,047,452
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 109,611,599 shares and 109,470,795 shares at June 30, 2023 and December 31, 2022, respectively	1,696,258	1,692,697
Retained earnings	876,268	845,830
Accumulated other comprehensive loss, net of tax benefits	(323,149)	(336,028)
Total shareholders’ equity	2,249,377	2,202,499
Total liabilities and shareholders’ equity	$16,519,309	$16,284,244
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2022	109,471	$1,692,697	$845,830	$(336,028)	$2,202,499
Net income for common stock	—	—	54,721	—	54,721
Other comprehensive income, net of taxes	—	—	—	20,488	20,488
Share-based expenses and other, net	101	(307)	—	—	(307)
Common stock dividends (36¢ per share)	—	—	(39,446)	—	(39,446)
Balance, March 31, 2023	109,572	1,692,390	861,105	(315,540)	2,237,955
Net income for common stock	—	—	54,610	—	54,610
Other comprehensive loss, net of tax benefits	—	—	—	(7,609)	(7,609)
Share-based expenses and other, net	40	3,868	—	—	3,868
Common stock dividends (36¢ per share)	—	—	(39,447)	—	(39,447)
Balance, June 30, 2023	109,612	$1,696,258	$876,268	$(323,149)	$2,249,377
Balance, December 31, 2021	109,312	$1,685,496	$757,921	$(52,533)	$2,390,884
Net income for common stock	—	—	69,167	—	69,167
Other comprehensive loss, net of tax benefits	—	—	—	(117,159)	(117,159)
Share-based expenses and other, net	119	(949)	—	—	(949)
Common stock dividends (35¢ per share)	—	—	(38,301)	—	(38,301)
Balance, March 31, 2022	109,431	1,684,547	788,787	(169,692)	2,303,642
Net income for common stock	—	—	52,541	—	52,541
Other comprehensive loss, net of tax benefits	—	—	—	(87,840)	(87,840)
Share-based expenses and other, net	36	3,462	—	—	3,462
Common stock dividends (35¢ per share)	—	—	(38,301)	—	(38,301)
Balance, June 30, 2022	109,467	$1,688,009	$803,027	$(257,532)	$2,233,504
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$110,277	$122,654
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	133,232	126,112
Other amortization	21,609	19,134
Provision for credit losses	1,218	(506)
Loans originated, held for sale	(14,912)	(108,695)
Proceeds from sale of loans, held for sale	14,596	114,299
Gain on sales of investment securities, net and equity-method investment	—	(8,123)
Gain on sale of loans, net	(360)	(1,449)
Deferred income taxes	(1,309)	(14,683)
Share-based compensation expense	5,919	5,593
Allowance for equity funds used during construction	(7,073)	(4,879)
Other	(3,710)	(3,858)
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	103,695	(101,641)
Decrease (increase) in fuel oil stock	47,963	(119,890)
Decrease (increase) in regulatory assets	(10,620)	12,956
Increase in regulatory liabilities	22,782	11,288
Increase in accounts, interest and dividends payable	34,946	62,115
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(45,171)	22,173
Decrease in defined benefit pension and other postretirement benefit plans liability	(4,304)	(2,698)
Change in other assets and liabilities	(37,161)	(55,260)
Net cash provided by operating activities	371,617	74,642
Cash flows from investing activities
Available-for-sale investment securities purchased	—	(366,177)
Principal repayments on available-for-sale investment securities	68,279	209,094
Proceeds from repayments or maturities of held-to-maturity investment securities	35,604	7,932
Purchase of stock from Federal Home Loan Bank	(62,400)	(18,720)
Redemption of stock from Federal Home Loan Bank	70,960	15,520
Net increase in loans held for investment	(208,042)	(212,744)
Proceeds from sale of commercial loans	66,655	—
Purchase of loans held for investment	(26,195)	—
Capital expenditures	(235,875)	(147,749)
Other	8,160	15,813
Net cash used in investing activities	(282,854)	(497,031)
(continued)

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

	Six months ended June 30
(in thousands)	2023	2022
Cash flows from financing activities
Net increase (decrease) in deposit liabilities	(104,771)	81,324
Net increase (decrease) in short-term borrowings with original maturities of three months or less	(91,438)	70,019
Net increase (decrease) in other bank borrowings with original maturities of three months or less	(596,810)	153,305
Proceeds from issuance of short-term debt	65,000	—
Repayment of short-term debt	(100,000)	—
Proceeds from issuance of other bank borrowings	1,000,000	—
Repayment of other bank borrowings	(250,000)	—
Proceeds from issuance of long-term debt	250,000	67,312
Repayment of long-term debt	(62,426)	(15,030)
Withheld shares for employee taxes on vested share-based compensation	(2,356)	(3,079)
Common stock dividends	(78,893)	(76,602)
Preferred stock dividends of subsidiaries	(946)	(946)
Other	(1,662)	(318)
Net cash provided by financing activities	25,698	275,985
Net increase (decrease) in cash, cash equivalents and restricted cash	114,461	(146,404)
Cash, cash equivalents and restricted cash, beginning of period	204,927	311,462
Cash, cash equivalents and restricted cash, end of period	319,388	165,058
Less: Restricted cash	(5,104)	(5,386)
Cash and cash equivalents, end of period	$314,284	$159,672
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2023	2022	2023	2022
Revenues	$794,191	$818,873	$1,624,552	$1,527,665
Expenses
Fuel oil	280,157	269,655	614,254	490,941
Purchased power	168,434	218,085	321,195	381,618
Other operation and maintenance	136,360	124,892	264,676	250,149
Depreciation	60,689	58,739	121,616	117,210
Taxes, other than income taxes	74,926	76,348	153,311	142,998
Total expenses	720,566	747,719	1,475,052	1,382,916
Operating income	73,625	71,154	149,500	144,749
Allowance for equity funds used during construction	3,772	2,470	7,073	4,879
Retirement defined benefits credit—other than service costs	1,048	991	2,095	1,981
Interest expense and other charges, net	(20,872)	(18,800)	(41,118)	(37,126)
Allowance for borrowed funds used during construction	1,295	798	2,426	1,576
Income before income taxes	58,868	56,613	119,976	116,059
Income taxes	13,070	11,979	26,670	24,517
Net income	45,798	44,634	93,306	91,542
Preferred stock dividends of subsidiaries	229	229	458	458
Net income attributable to Hawaiian Electric	45,569	44,405	92,848	91,084
Preferred stock dividends of Hawaiian Electric	270	270	540	540
Net income for common stock	$45,299	$44,135	$92,308	$90,544
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2023	2022	2023	2022
Net income for common stock	$45,299	$44,135	$92,308	$90,544
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses (gains) recognized during the period in net periodic benefit cost, net of taxes of $(163), $(2), $(326) and $1,516, respectively	(470)	(5)	(940)	4,371
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $148, $19, $295 and $(1,481), respectively	426	56	851	(4,269)
Other comprehensive income (loss), net of taxes	(44)	51	(89)	102
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$45,255	$44,186	$92,219	$90,646
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	June 30, 2023	December 31, 2022
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,098	$52,060
Plant and equipment	8,122,766	7,979,510
Right-of-use assets - finance lease	124,372	48,371
Less accumulated depreciation	(3,178,967)	(3,086,499)
Construction in progress	338,052	275,353
Utility property, plant and equipment, net	5,458,321	5,268,795
Nonutility property, plant and equipment, less accumulated depreciation of $65 and $63 as of June 30, 2023 and December 31, 2022, respectively	6,944	6,945
Total property, plant and equipment, net	5,465,265	5,275,740
Current assets
Cash and cash equivalents	143,647	39,242
Customer accounts receivable, net	209,194	288,338
Accrued unbilled revenues, net	154,355	183,280
Other accounts receivable, net	17,725	13,567
Fuel oil stock, at average cost	143,800	191,530
Materials and supplies, at average cost	91,155	79,568
Prepayments and other	41,880	33,482
Regulatory assets	77,237	52,273
Total current assets	878,993	881,280
Other long-term assets
Operating lease right-of-use assets	80,505	89,318
Regulatory assets	175,550	190,240
Other	161,280	160,889
Total other long-term assets	417,335	440,447
Total assets	$6,761,593	$6,597,467
(continued)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(dollars in thousands, except par value)	June 30, 2023	December 31, 2022
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 17,854,278 shares at June 30, 2023 and December 31, 2022)	$119,048	$119,048
Premium on capital stock	810,955	810,955
Retained earnings	1,439,114	1,411,306
Accumulated other comprehensive income, net of taxes-retirement benefit plans	2,772	2,861
Common stock equity	2,371,889	2,344,170
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,734,530	1,584,854
Total capitalization	4,140,712	3,963,317
Commitments and contingencies (Note 3)
Current liabilities
Current portion of operating lease liabilities	17,709	19,095
Current portion of long-term debt, net	99,985	99,962
Short-term borrowings from non-affiliates	—	87,967
Accounts payable	210,632	202,492
Interest and preferred dividends payable	21,367	17,176
Taxes accrued, including revenue taxes	252,937	289,902
Regulatory liabilities	25,938	31,475
Other	90,295	85,596
Total current liabilities	718,863	833,665
Deferred credits and other liabilities
Operating lease liabilities	70,465	78,715
Finance lease liabilities	119,006	46,048
Deferred income taxes	385,350	384,430
Regulatory liabilities	1,061,418	1,024,175
Unamortized tax credits	91,590	95,300
Defined benefit pension liability	49,016	49,748
Other	125,173	122,069
Total deferred credits and other liabilities	1,902,018	1,800,485
Total capitalization and liabilities	$6,761,593	$6,597,467
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2022	17,854	$119,048	$810,955	$1,411,306	$2,861	$2,344,170
Net income for common stock	—	—	—	47,009	—	47,009
Other comprehensive loss, net of taxes	—	—	—	—	(45)	(45)
Common stock dividends	—	—	—	(32,250)	—	(32,250)
Balance, March 31, 2023	17,854	119,048	810,955	1,426,065	2,816	2,358,884
Net income for common stock	—	—	—	45,299	—	45,299
Other comprehensive loss, net of taxes	—	—	—	—	(44)	(44)
Common stock dividends	—		—	(32,250)	—	(32,250)
Balance, June 30, 2023	17,854	$119,048	$810,955	$1,439,114	$2,772	$2,371,889
Balance, December 31, 2021	17,753	$118,376	$798,526	$1,348,277	$(3,280)	$2,261,899
Net income for common stock	—	—	—	46,409	—	46,409
Other comprehensive income, net of taxes	—	—	—	—	51	51
Common stock dividends	—	—	—	(31,475)	—	(31,475)
Balance, March 31, 2022	17,753	118,376	798,526	1,363,211	(3,229)	2,276,884
Net income for common stock	—	—	—	44,135	—	44,135
Other comprehensive income, net of taxes	—	—	—	—	51	51
Common stock dividends	—	—	—	(31,475)	—	(31,475)
Balance, June 30, 2022	17,753	$118,376	$798,526	$1,375,871	$(3,178)	$2,289,595
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$93,306	$91,542
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	121,616	117,210
Other amortization	13,017	12,703
Deferred income taxes	(6,164)	(15,964)
State refundable credit	(5,750)	(5,517)
Bad debt expense	2,813	3,128
Allowance for equity funds used during construction	(7,073)	(4,879)
Other	381	(4)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	76,219	(51,927)
Decrease (increase) in accrued unbilled revenues	28,797	(49,711)
Decrease (increase) in fuel oil stock	47,730	(119,709)
Increase in materials and supplies	(11,587)	(2,704)
Decrease (increase) in regulatory assets	(10,620)	12,956
Increase in regulatory liabilities	22,782	11,288
Increase in accounts payable	26,984	59,850
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(44,941)	10,016
Decrease in defined benefit pension and other postretirement benefit plans liability	(3,926)	(2,515)
Change in other assets and liabilities	(7,439)	(21,613)
Net cash provided by operating activities	336,145	44,150
Cash flows from investing activities
Capital expenditures	(230,149)	(140,245)
Other	4,056	6,685
Net cash used in investing activities	(226,093)	(133,560)
Cash flows from financing activities
Common stock dividends	(64,500)	(62,950)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(998)	(998)
Proceeds from issuance of long-term debt	150,000	60,000
Net increase (decrease) in short-term borrowings from non-affiliates and affiliates with original maturities of three months or less	(87,967)	54,987
Payments of obligations under finance leases	(1,339)	—
Other	(843)	(255)
Net cash provided by (used in) financing activities	(5,647)	50,784
Net increase (decrease) in cash, cash equivalents and restricted cash	104,405	(38,626)
Cash, cash equivalents and restricted cash, beginning of period	39,242	55,258
Cash, cash equivalents and restricted cash, end of period	143,647	16,632
Less: Restricted cash	—	(1,129)
Cash and cash equivalents, end of period	$143,647	$15,503
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
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of June 30, 2023 and December 31, 2022 and the results of their operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 2 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended June 30, 2023
Revenues	$794,191	$96,885	$4,609	$895,685
Income (loss) before income taxes	$58,868	$25,055	$(14,556)	$69,367
Income taxes (benefit)	13,070	4,851	(3,637)	14,284
Net income (loss)	45,798	20,204	(10,919)	55,083
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$45,299	$20,204	$(10,893)	$54,610
Six months ended June 30, 2023
Revenues	$1,624,552	$190,742	$8,628	$1,823,922
Income (loss) before income taxes	$119,976	$48,762	$(29,067)	$139,671
Income taxes (benefit)	26,670	9,996	(7,272)	29,394
Net income (loss)	93,306	38,766	(21,795)	110,277
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	$92,308	$38,766	$(21,743)	$109,331
Total assets (at June 30, 2023)	$6,761,593	$9,620,691	$137,025	$16,519,309
Three months ended June 30, 2022
Revenues	$818,873	$75,324	$1,410	$895,607
Income (loss) before income taxes	$56,613	$22,109	$(12,505)	$66,217
Income taxes (benefit)	11,979	4,643	(3,419)	13,203
Net income (loss)	44,634	17,466	(9,086)	53,014
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	$44,135	$17,466	$(9,060)	$52,541
Six months ended June 30, 2022
Revenues from external customers and other sources	$1,527,661	$150,439	$2,575	$1,680,675
Intersegment revenues (eliminations)	4	—	(4)	—
Revenues	$1,527,665	$150,439	$2,571	$1,680,675
Income (loss) before income taxes	$116,059	$52,324	$(14,686)	$153,697
Income taxes (benefit)	24,517	10,988	(4,462)	31,043
Net income (loss)	91,542	41,336	(10,224)	122,654
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	$90,544	$41,336	$(10,172)	$121,708
Total assets (at December 31, 2022)	$6,597,467	$9,545,970	$140,807	$16,284,244

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
Power purchase agreements.  As of June 30, 2023, the Utilities had four power purchase agreements (PPAs) for firm capacity and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
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
Power purchase agreements.  Purchases from all IPPs were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2023	2022	2023	2022
Kalaeloa	$67	$83	$134	$143
AES Hawaii [1]	—	34	—	61
HPOWER	16	19	34	38
Hamakua Energy	19	14	39	30
Puna Geothermal Venture	9	14	17	24
Wind IPPs	33	38	57	56
Solar IPPs	22	13	36	26
Other IPPs [2]	2	3	4	4
Total IPPs	$168	$218	$321	$382
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
Stage 1 Renewable PPAs. In February 2018, the Utilities issued their Stage 1 renewable request for proposals and have procured eight renewable PPAs with a total of 274.5 MW capacity. The total annual payments to be made by the Utilities under the eight renewable PPAs are estimated at $70.8 million. The Utilities have received PUC approvals to recover the total projected annual payments under the eight renewable PPAs through the purchased power adjustment clause (PPAC) to the extent such costs are not included in base rates. The Utilities have accounted for the battery portion of three PPAs that were placed in service, including the AES Waikoloa Solar project that began commercial operation on April 21, 2023, which has a capacity of 30 MW with 120 MWh batteries, as finance leases and recorded lease liabilities with corresponding right-of-use assets of $124 million. The timing of the Utilities’ recognition of the expense conforms to ratemaking treatment for the Utilities’ recovery of the cost of electricity and is included in purchased power for the interest and amortization of financing leases related to PPAs. Any material differences between expense recognition and timing of payments are deferred as a regulatory asset or liability in order to match what is being recovered for ratemaking purposes.
Hu Honua Bioenergy, LLC (Hu Honua). In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. Under the terms of the PPA, the Hu Honua plant was scheduled to be in service in 2016. However, Hu Honua encountered construction and litigation delays, which resulted in the termination of the original PPA. Following the termination, Hu Honua filed a lawsuit in the U.S. District Court for the District of Hawaii. The parties reached a settlement that provided that they would execute an amended and restated PPA dated May 9, 2017, provided that the amended and restated PPA was still subject to PUC approval. On May 23, 2022, the PUC issued a decision and order denying the amended and restated PPA, based on, among other things, findings that: (1) the project will result in significant greenhouse gas (GHG) emissions, (2) Hu Honua’s proposed carbon commitment to sequester more GHG emissions than produced by the project are speculative and unsupported, (3) the amended and restated PPA is likely to result in high costs to customers through its relatively high cost of electricity and through potential displacement of other, lower cost, renewable resources, and (4) based on the foregoing, approving the amended and restated PPA is not prudent or in the public interest. On June 2, 2022, Hawaii Electric Light and Hu Honua filed their separate motions for reconsideration, which were denied by the PUC on June 24, 2022. On June 29, 2022, Hu Honua filed its notice of appeal to the Hawaii Supreme Court of the PUC’s May 23, 2022 decision and order denying the amended and restated PPA. On March 13, 2023, the Hawaii Supreme Court affirmed the PUC’s decision denying the amended and restated PPA between Hu Honua and Hawaii Electric Light and entered its judgment on appeal on April 12, 2023. On June 7, 2023, Hu Honua filed a status report with the U.S. District Court for the District of Hawaii, stating, among other things, that because settlement of the underlying federal lawsuit was contingent on timely, non-appealable, final approval of the amended and restated PPA by the PUC, that the Hawaii Supreme Court’s opinion made fulfillment of the condition impossible, and therefore the settlement agreement between the Hawaiian Electric defendants (HEI, Hawaiian Electric, and Hawaii Electric Light) and Hu Honua is null and void and of no further effect. Furthermore, Hu Honua indicated that it intends to reassert its federal antitrust and other claims against the Hawaiian Electric defendants. Hu Honua also stated that to take into account the numerous relevant events which have occurred since its filing of its second amended complaint on January 29, 2018, Hu Honua intends to move for leave to file an amended and supplemental complaint. Hu Honua has yet to file a motion for leave.
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
In February 2019, the PUC approved a methodology for passing the future cost saving benefits of the new ERP/EAM system to customers developed by the Utilities in collaboration with the Consumer Advocate. The Utilities filed a benefits clarification document on June 10, 2019, reflecting $150 million in future net other operation and maintenance (O&M) expense reductions and cost avoidance, and $96 million in capital cost reductions and tax savings over the 12-year service life. To the extent the reduction in O&M expense relates to amounts reflected in electric rates, the Utilities would reduce future rates for such amounts. In October 2019, the PUC approved the Utilities and the Consumer Advocate’s Stipulated Performance Metrics and Tracking Mechanism. As of June 30, 2023, the Utilities’ regulatory liability was $11.5 million ($3.3 million for Hawaiian Electric, $3.3 million for Hawaii Electric Light and $4.9 million for Maui Electric) for the O&M expense savings that are being amortized or to be included in future rates. As part of the settlement agreement approved in the Hawaiian Electric 2020 test year rate case, the regulatory liability for Hawaiian Electric will be amortized over five years, beginning in November 2020, and the O&M benefits for Hawaiian Electric was considered flowed through to customers.
At the PUC’s direction, the Utilities have been filing Annual Enterprise System Benefits (AESB) report on the achieved benefits savings. The most recent AESB report was filed on February 14, 2023 for the period January 1 through December 31, 2022.
Waena Switchyard/Synchronous Condenser Project. In October 2020, to support efforts to increase renewable energy generation and reduce fossil fuel consumption by deactivating current generating units, Maui Electric filed a PUC application to construct a switchyard, which includes the extension of two 69 kV transmission lines and the relocation of another 69 kV transmission line; and the conversion of two generating units to synchronous condensers at Kahului Power Plant in central Maui. In November 2021, the PUC approved Maui Electric’s request to commit funds estimated at $38.8 million for the project, and to recover capital expenditures for the project under Exceptional Project Recovery Mechanism (EPRM) not to exceed $38.8 million, which shall be further reduced to reflect the total project cost exclusive of overhead costs not directly attributable to the project. The Waena Switchyard project is expected to be placed in service in the fourth quarter of 2023, while the conversion of the two generating units will be performed after the retirement of Kahului Power Plant Units 3 and 4.
In approving the project, the PUC recognized that the project will facilitate the ability to accommodate increased renewable energy, as contemplated under the EPRM guidelines. As of June 30, 2023, $21.2 million has been incurred for the project.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985 and left the property in 1987. The federal Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the Department of Health of State of Hawaii and EPA, Maui Electric further investigated the Site and the adjacent parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.6 million as of June 30, 2023, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the adjacent parcel based on presently available information; however, final costs of remediation will depend on the cleanup approach implemented.
Additionally, on November 24, 2021, the current landowners of the Site, Misaki’s, Inc., filed a lawsuit against Hawaiian Electric (as alleged successor in interest to Molokai Electric, the prior owner of the Site) in the Circuit Court of the Second Circuit of the State of Hawaii (removed to the U.S. District Court for the District of Hawaii). The complaint, which was

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
subsequently amended to include Maui Electric, alleges that Hawaiian Electric is responsible for remediation of the Site based on the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and the Hawaii Environmental Response Law under Hawaii Revised Statutes Chapter 128D, as well as being liable on contractual claims related to a short leaseback period during the transition of ownership from Molokai Electric. The amended complaint was dismissed and a new complaint may be filed subject to the parties attempt to enter into settlement negotiations, but the Utilities intend to vigorously defend the action if necessary. At this time, the Utilities are unable to determine the ultimate outcome of the lawsuit or the amount of any possible loss. As of June 30, 2023, the reserve balance recorded by the Utilities to address the lawsuit was not material.
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
As of June 30, 2023, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $9.7 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
Kapolei pipeline. James Campbell Company (JCC) through its wholly owned subsidiary, Aina Nui Corporation discovered petroleum contamination in ground water during construction of a project in Kapolei in late 2022 and incurred approximately $0.8 million in remediation costs. JCC made a joint demand for these costs in June 2023 to the two companies, including Hawaiian Electric, that have pipelines in the area of the contamination. Based on the nature of the contamination, it is not clear whether it is consistent with what was in the Utilities’ pipelines or is wholly or partially the responsibility of the other pipeline owner. At this time, the Utilities are unable to determine the ultimate outcome or the amount of any possible loss.
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
On June 17, 2022, the PUC issued a decision and order (June 2022 D&O) establishing additional PIMs under the PBR Framework for the Utilities. The June 2022 D&O approved two new PIMs, a new SSM, and extended the timeframe for an existing PIM. Specifically, the PUC approved (1) a new (penalty-only) generation-caused interruption reliability PIM, (2) a new (penalty/reward) interconnection requirements study (IRS) PIM, (3) a new (reward-only) Collective Shared Savings Mechanism (CSSM), and (4) a modification and extension of the existing Interim Grid Services PIM (reward-only). On November 23, 2022, the PUC approved the Utilities’ proposed tariffs to implement the aforementioned PIMs with an effective date of January 1, 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
In addition, the June 2022 D&O instructed the Utilities to prepare and submit: a detailed fossil fuel retirement report (FF Retirement Report) outlining necessary steps to safely and reliably retire certain existing fossil fuel power plants during the first multi-year rate period (MRP); and a functional integration plan (FIP) for distributed energy resources (DER) to increase transparency into the Utilities’ plans and progress for utilizing cost-effective grid services from DERs and ensure that the necessary functionalities and requisite technologies are in place to do so. The PUC also instructed the PBR Working Group to continue its ongoing collaborative efforts to consider other potential new incentive mechanisms and to address other issues raised during the proceeding. On March 30, 2023, the PUC held a PBR Working Group coordination meeting to initiate subgroups on the Long-Term Grid Services PIM, modification/evaluation of existing PIMs, and comprehensive PBR Framework review priority topics.
In accordance with the June 2022 D&O, the Utilities filed their FIP on September 30, 2022, FF Retirement Report on April 17, 2023, and Long-Term Grid Services PIM proposal on July 3, 2023.
Revenue adjustment mechanism. Prior to the implementation of the PBR Framework, the revenue adjustment mechanism (RAM) was a major component of the previously established regulatory framework. The RAM was based on the lesser of: (a) an inflationary adjustment for certain O&M expenses and return on investment for certain rate base changes, or (b) cumulative annual compounded increase in Gross Domestic Product Price Index applied to annualized target revenues (the RAM Cap). Under the PBR Framework, the ARA mechanism replaced the RAM, and became effective on June 1, 2021. RAM revenue adjustments approved by the PUC in 2020 will continue to be included in the RBA provision’s target revenue and RBA rate adjustment unless modified with PUC approval.
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
As of June 30, 2023, the Utilities annualized MPIR and EPRM revenue amounts totaled $26.2 million, including revenue taxes, for the Schofield Generating Station ($16.5 million), West Loch PV project ($3.5 million), Grid Modernization Strategy (GMS) Phase 1 project ($6.1 million for all three utilities) and Waiawa UFLS project ($0.1 million) that included the 2022 return on project amount (based on approved amounts) in rate base, depreciation and incremental O&M expenses. The PUC approved the Utilities’ recovery of the annualized 2022 MPIR amounts for the Schofield Generating Station, West Loch PV, and GMS Phase 1 projects effective June 1, 2022 through the RBA rate adjustment. Recovery of the incremental change to the West Loch PV project and Waiawa UFLS project were approved on December 7, 2022 and December 5, 2022, respectively.
As of June 30, 2023, the PUC approved two EPRM applications for projects totaling $41 million to the extent that the project costs are not included in rates. Currently, the Utilities are seeking EPRM recovery for five projects with total project costs up to $488 million, subject to PUC approval.

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
On February 2, 2023, the Utilities filed a Pilot Notice to commence an EV Telematics Pilot project in April 2023. On March 22, 2023, the PUC issued an order approving the Utilities’ EV Telematics Pilot project. The order also temporarily suspended the filing of Pilot Notices, pending a stakeholder meeting which was convened on June 15, 2023, to discuss potential improvements to the Pilot Process.
On July 28, 2023, the PUC issued an order providing additional guidance on the Pilot Process, specifying expectations for future Pilot Notices submitted pursuant to the Pilot Process. The order lifts the temporary suspension on submitting Pilot Notices and the Utilities may file Pilot Notices consistent with the approved Workplan.
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
•Service Reliability Performance measured by Transmission and Distribution-caused System Average Interruption Duration and Frequency Indexes (penalties only). Target performance is based on each utility’s historical 10-year average performance with a deadband of one standard deviation. The maximum penalty for each performance index is 20 basis points applied to the common equity share of each respective utility’s approved rate base (or maximum penalties of approximately $6.8 million - for both indices in total for the three utilities). For the 2022 evaluation period, the Utilities incurred $0.1 million in penalties.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
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
•The PUC previously established the following two PIMs in its PBR D&O, which were approved in an order issued on March 23, 2021 and became effective on June 1, 2021. In its June 2022 D&O, the PUC modified and extended the Interim Grid Services PIM.
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
•Interim Grid Services - A PIM that provides financial rewards on a $/kW basis for the acquisition of eligible grid services. The eligibility period for this PIM initially commenced on January 1, 2021 and was scheduled to end on December 31, 2022. However, the June 2022 D&O extended the eligibility period for this PIM through December 31, 2023. The June 2022 D&O also increased the incentive rate for the acquisition of load reduction grid services. During the PIM performance period, newly acquired committed capacity in the Oahu Scheduled Dispatch Program (SDP), the Oahu Fast DR program (up to the 7 MW cap), and the Maui SDP program shall qualify for the incentive. The Utilities can earn a maximum reward of $1.5 million from 2021 through 2023. In 2022, the Utilities earned $0.04 million in rewards.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
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
Annual review cycle. PBR D&O established an annual review cycle for revenue adjustments under the PBR Framework, including the biannual submission of the revenue reports. The Utilities’ spring revenue report filed on March 28, 2023 was approved by the PUC on May 23, 2023.
The net incremental amounts between the 2022 fall and 2023 spring revenue reports are shown in the following table. The amounts are to be collected (refunded) from June, 1, 2023 through May 31, 2024 under the RBA rate tariffs, which were included in the 2023 spring revenue report filing.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
Incremental Performance Incentive Mechanisms (net)	$(0.4)	$0.1	$0.1	$(0.2)
Incremental EPRM/MPIR Revenue Adjustment	2.5	1.4	1.0	4.9
Other	0.4	0.1	—	0.5
Net incremental amount to be collected under the RBA rate tariffs	$2.5	$1.5	$1.1	$5.1
Note: Columns may not foot due to rounding.
Regulatory assets for COVID-19 related costs. On May 4, 2020, the PUC issued an order, authorizing all utilities, including the Utilities, to establish regulatory assets to record costs resulting from the suspension of disconnections of service during the pendency of the Governor’s Emergency Proclamation and until otherwise ordered by the PUC. In future proceedings, the PUC will consider the reasonableness of the costs, the appropriate period of recovery, any amount of carrying costs thereon, and any savings directly attributable to suspension of disconnects, and other related matters. As part of the order, the PUC prohibits the Utilities from charging late payment fees on past due payments. As the moratorium on customer disconnections ended on May 31, 2021, the Utilities have resumed charging late payment fees in July 2021. Pursuant to PUC orders, the deferral of COVID-19 related costs by the Utilities ended on December 31, 2020. On October 1, 2021, the PUC approved the Utilities’ request to extend the deferral period to December 31, 2021. In December 2021, to keep customers connected and provide some relief to customers experiencing financial difficulty during the pandemic, the Utilities committed to issuing $2 million in bill credits to qualified customers. The Utilities will not seek recovery for the issued bill credits, resulting in a reduction to the cumulative deferred costs. On June 9, 2022, the Utilities filed an application with the PUC, requesting recovery of a portion of the COVID-19 related deferral costs, net of cost savings realized, not to exceed the amount of $27.8 million over three years, from June 2023 through May 2026. Annual requests will be limited to actual costs incurred. On January 25, 2023, the PUC issued an order to modify the procedural schedule to allow more time for more discovery and consideration of the application. As of June 30, 2023, the Utilities have recorded $9.1 million in regulatory assets for deferral of COVID-19 related costs. The updated amounts have been reflected in the Utilities’ Second Supplemental Report to the PUC filed on July 31, 2023.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
projects planned on behalf of the Army. The annual impact on Hawaiian Electric’s earnings is not expected to be material and will depend on a number of factors, including the amount and timing of capital upgrades and capital replacement.
Condensed consolidating financial information. Condensed consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the three and six month periods ended June 30, 2023 and 2022, and as of June 30, 2023 and December 31, 2022.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended June 30, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$570,689	112,074	111,428	—	—	$794,191
Expenses
Fuel oil	213,471	20,471	46,215	—	—	280,157
Purchased power	119,460	37,246	11,728	—	—	168,434
Other operation and maintenance	88,967	21,666	25,727	—	—	136,360
Depreciation	40,800	10,636	9,253	—	—	60,689
Taxes, other than income taxes	54,046	10,389	10,491	—	—	74,926
Total expenses	516,744	100,408	103,414	—	—	720,566
Operating income	53,945	11,666	8,014	—	—	73,625
Allowance for equity funds used during construction	2,959	354	459	—	—	3,772
Equity in earnings of subsidiaries	11,414	—	—	—	(11,414)	—
Retirement defined benefits credit (expense)—other than service costs	905	168	(25)	—	—	1,048
Interest expense and other charges, net	(14,742)	(2,975)	(3,155)	—	—	(20,872)
Allowance for borrowed funds used during construction	1,030	113	152	—	—	1,295
Income before income taxes	55,511	9,326	5,445	—	(11,414)	58,868
Income taxes	9,942	2,118	1,010	—	—	13,070
Net income	45,569	7,208	4,435	—	(11,414)	45,798
Preferred stock dividends of subsidiaries	—	133	96	—	—	229
Net income attributable to Hawaiian Electric	45,569	7,075	4,339	—	(11,414)	45,569
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$45,299	7,075	4,339	—	(11,414)	$45,299

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended June 30, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$45,299	7,075	4,339	—	(11,414)	$45,299
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net gains recognized during the period in net periodic benefit cost, net of taxes	(470)	(55)	(66)	—	121	(470)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	426	53	57	—	(110)	426
Other comprehensive loss, net of taxes	(44)	(2)	(9)	—	11	(44)
Comprehensive income attributable to common shareholder	$45,255	7,073	4,330	—	(11,403)	$45,255

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended June 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$576,472	124,502	117,928	—	(29)	$818,873
Expenses
Fuel oil	184,297	33,065	52,293	—	—	269,655
Purchased power	165,202	38,735	14,148	—	—	218,085
Other operation and maintenance	82,707	21,331	20,854	—	—	124,892
Depreciation	39,501	10,352	8,886	—	—	58,739
Taxes, other than income taxes	54,025	11,378	10,945	—	—	76,348
Total expenses	525,732	114,861	107,126	—	—	747,719
Operating income	50,740	9,641	10,802	—	(29)	71,154
Allowance for equity funds used during construction	1,946	217	307	—	—	2,470
Equity in earnings of subsidiaries	12,237	—	—	—	(12,237)	—
Retirement defined benefits credit (expense)—other than service costs	856	167	(32)	—	—	991
Interest expense and other charges, net	(13,519)	(2,642)	(2,668)	—	29	(18,800)
Allowance for borrowed funds used during construction	637	67	94	—	—	798
Income before income taxes	52,897	7,450	8,503	—	(12,237)	56,613
Income taxes	8,492	1,659	1,828	—	—	11,979
Net income	44,405	5,791	6,675	—	(12,237)	44,634
Preferred stock dividends of subsidiaries	—	133	96	—	—	229
Net income attributable to Hawaiian Electric	44,405	5,658	6,579	—	(12,237)	44,405
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$44,135	5,658	6,579	—	(12,237)	$44,135

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended June 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$44,135	5,658	6,579	—	(12,237)	$44,135
Other comprehensive income, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes	(5)	(72)	603	—	(531)	(5)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	56	74	(602)	—	528	56
Other comprehensive income, net of taxes	51	2	1	—	(3)	51
Comprehensive income attributable to common shareholder	$44,186	5,660	6,580	—	(12,240)	$44,186

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Six months ended June 30, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,172,219	227,362	225,101	—	(130)	$1,624,552
Expenses
Fuel oil	467,298	48,231	98,725	—	—	614,254
Purchased power	229,739	71,332	20,124	—	—	321,195
Other operation and maintenance	172,200	43,016	49,460	—	—	264,676
Depreciation	81,838	21,271	18,507	—	—	121,616
Taxes, other than income taxes	110,999	21,126	21,186	—	—	153,311
Total expenses	1,062,074	204,976	208,002	—	—	1,475,052
Operating income	110,145	22,386	17,099	—	(130)	149,500
Allowance for equity funds used during construction	5,599	638	836	—	—	7,073
Equity in earnings of subsidiaries	22,955	—	—	—	(22,955)	—
Retirement defined benefits credit (expense)—other than service costs	1,809	337	(51)	—	—	2,095
Interest expense and other charges, net	(29,299)	(5,806)	(6,143)	—	130	(41,118)
Allowance for borrowed funds used during construction	1,948	204	274	—	—	2,426
Income before income taxes	113,157	17,759	12,015	—	(22,955)	119,976
Income taxes	20,309	4,027	2,334	—	—	26,670
Net income	92,848	13,732	9,681	—	(22,955)	93,306
Preferred stock dividends of subsidiaries	—	267	191	—	—	458
Net income attributable to Hawaiian Electric	92,848	13,465	9,490	—	(22,955)	92,848
Preferred stock dividends of Hawaiian Electric	540	—	—	—	—	540
Net income for common stock	$92,308	13,465	9,490	—	(22,955)	$92,308

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Six months ended June 30, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$92,308	13,465	9,490	—	(22,955)	$92,308
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net gains recognized during the period in net periodic benefit cost, net of taxes	(940)	(111)	(129)	—	240	(940)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	851	103	114	—	(217)	851
Other comprehensive loss, net of taxes	(89)	(8)	(15)	—	23	(89)
Comprehensive income attributable to common shareholder	$92,219	13,457	9,475	—	(22,932)	$92,219

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Six months ended June 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,076,714	233,030	217,956	—	(35)	$1,527,665
Expenses
Fuel oil	338,722	58,316	93,903	—	—	490,941
Purchased power	289,385	69,447	22,786	—	—	381,618
Other operation and maintenance	166,363	41,545	42,241	—	—	250,149
Depreciation	78,985	20,703	17,522	—	—	117,210
Taxes, other than income taxes	101,299	21,410	20,289	—	—	142,998
Total expenses	974,754	211,421	196,741	—	—	1,382,916
Operating income	101,960	21,609	21,215	—	(35)	144,749
Allowance for equity funds used during construction	3,936	410	533	—	—	4,879
Equity in earnings of subsidiaries	25,898	—	—	—	(25,898)	—
Retirement defined benefits credit (expense)—other than service costs	1,711	334	(64)	—	—	1,981
Interest expense and other charges, net	(26,612)	(5,251)	(5,298)	—	35	(37,126)
Allowance for borrowed funds used during construction	1,288	127	161	—	—	1,576
Income before income taxes	108,181	17,229	16,547	—	(25,898)	116,059
Income taxes	17,097	3,927	3,493	—	—	24,517
Net income	91,084	13,302	13,054	—	(25,898)	91,542
Preferred stock dividends of subsidiaries	—	267	191	—	—	458
Net income attributable to Hawaiian Electric	91,084	13,035	12,863	—	(25,898)	91,084
Preferred stock dividends of Hawaiian Electric	540	—	—	—	—	540
Net income for common stock	$90,544	13,035	12,863	—	(25,898)	$90,544

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Six months ended June 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$90,544	13,035	12,863	—	(25,898)	$90,544
Other comprehensive income, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes	4,371	598	1,206	—	(1,804)	4,371
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(4,269)	(596)	(1,205)	—	1,801	(4,269)
Other comprehensive income, net of taxes	102	2	1	—	(3)	102
Comprehensive income attributable to common shareholder	$90,646	13,037	12,864	—	(25,901)	$90,646

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
June 30, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi- diary	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,859	5,645	3,594	—	—	$52,098
Plant and equipment	5,370,111	1,436,118	1,316,537	—	—	8,122,766
Right-of-use assets - finance lease	88,297	36,075	—	—	—	124,372
Less accumulated depreciation	(1,921,855)	(657,127)	(599,985)	—	—	(3,178,967)
Construction in progress	256,266	33,118	48,668	—	—	338,052
Utility property, plant and equipment, net	3,835,678	853,829	768,814	—	—	5,458,321
Nonutility property, plant and equipment, less accumulated depreciation	5,297	115	1,532	—	—	6,944
Total property, plant and equipment, net	3,840,975	853,944	770,346	—	—	5,465,265
Investment in wholly owned subsidiaries, at equity	708,465	—	—	—	(708,465)	—
Current assets
Cash and cash equivalents	70,235	35,894	37,441	77	—	143,647
Customer accounts receivable, net	147,065	32,293	29,836	—	—	209,194
Accrued unbilled revenues, net	113,069	20,474	20,812	—	—	154,355
Other accounts receivable, net	26,535	5,602	6,143	—	(20,555)	17,725
Fuel oil stock, at average cost	106,515	17,069	20,216	—	—	143,800
Materials and supplies, at average cost	53,681	12,304	25,170	—	—	91,155
Prepayments and other	32,621	5,082	4,475	—	(298)	41,880
Regulatory assets	70,932	2,789	3,516	—	—	77,237
Total current assets	620,653	131,507	147,609	77	(20,853)	878,993
Other long-term assets
Operating lease right-of-use assets	38,675	30,903	10,927	—	—	80,505
Regulatory assets	146,918	16,686	11,946	—	—	175,550
Other	114,318	33,129	30,740	—	(16,907)	161,280
Total other long-term assets	299,911	80,718	53,613	—	(16,907)	417,335
Total assets	$5,470,004	1,066,169	971,568	77	(746,225)	$6,761,593
Capitalization and liabilities
Capitalization
Common stock equity	$2,371,889	349,227	359,161	77	(708,465)	$2,371,889
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,226,714	249,370	258,446	—	—	1,734,530
Total capitalization	3,620,896	605,597	622,607	77	(708,465)	4,140,712
Current liabilities
Current portion of operating lease liabilities	8,128	6,861	2,720	—	—	17,709
Current portion of long-term debt	49,992	19,997	29,996	—	—	99,985
Accounts payable	158,400	23,919	28,313	—	—	210,632
Interest and preferred dividends payable	15,126	3,271	2,970	—	—	21,367
Taxes accrued, including revenue taxes	180,089	37,077	36,069	—	(298)	252,937
Regulatory liabilities	9,325	7,599	9,014	—	—	25,938
Other	66,765	22,001	22,084	—	(20,555)	90,295
Total current liabilities	487,825	120,725	131,166	—	(20,853)	718,863
Deferred credits and other liabilities
Operating lease liabilities	37,657	24,343	8,465	—	—	70,465
Finance lease liabilities	83,642	35,364	—	—	—	119,006
Deferred income taxes	272,556	50,433	62,361	—	—	385,350
Regulatory liabilities	758,970	196,235	106,213	—	—	1,061,418
Unamortized tax credits	66,632	12,657	12,301	—	—	91,590
Defined benefit pension liability	65,923	—	—	—	(16,907)	49,016
Other	75,903	20,815	28,455	—	—	125,173
Total deferred credits and other liabilities	1,361,283	339,847	217,795	—	(16,907)	1,902,018
Total capitalization and liabilities	$5,470,004	1,066,169	971,568	77	(746,225)	$6,761,593

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi-diary	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,860	5,606	3,594	—	—	$52,060
Plant and equipment	5,260,685	1,425,442	1,293,383	—	—	7,979,510
Finance lease right-of-use assets	48,371	—	—	—	—	48,371
Less accumulated depreciation	(1,855,150)	(644,457)	(586,892)	—	—	(3,086,499)
Construction in progress	215,560	23,989	35,804	—	—	275,353
Utility property, plant and equipment, net	3,712,326	810,580	745,889	—	—	5,268,795
Nonutility property, plant and equipment, less accumulated depreciation	5,298	115	1,532	—	—	6,945
Total property, plant and equipment, net	3,717,624	810,695	747,421	—	—	5,275,740
Investment in wholly owned subsidiaries, at equity	701,833	—	—	—	(701,833)	—
Current assets
Cash and cash equivalents	27,579	5,092	6,494	77	—	39,242
Advances to affiliates	—	4,500	21,700	—	(26,200)	—
Customer accounts receivable, net	216,802	39,339	32,197	—	—	288,338
Accrued unbilled revenues, net	136,508	23,839	22,933	—	—	183,280
Other accounts receivable, net	23,746	5,519	6,686	—	(22,384)	13,567
Fuel oil stock, at average cost	153,342	16,964	21,224	—	—	191,530
Materials and supplies, at average cost	48,130	9,783	21,655	—	—	79,568
Prepayments and other	24,040	6,346	4,137	—	(1,041)	33,482
Regulatory assets	46,504	2,435	3,334	—	—	52,273
Total current assets	676,651	113,817	140,360	77	(49,625)	881,280
Other long-term assets
Operating lease right-of-use assets	42,752	34,283	12,283	—	—	89,318
Regulatory assets	154,040	21,816	14,384	—	—	190,240
Other	115,028	32,654	29,495	—	(16,288)	160,889
Total other long-term assets	311,820	88,753	56,162	—	(16,288)	440,447
Total assets	$5,407,928	1,013,265	943,943	77	(767,746)	$6,597,467
Capitalization and liabilities
Capitalization
Common stock equity	$2,344,170	344,720	357,036	77	(701,833)	$2,344,170
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,126,915	224,439	233,500	—	—	1,584,854
Total capitalization	3,493,378	576,159	595,536	77	(701,833)	3,963,317
Current liabilities
Current portion of operating lease liabilities	9,775	6,690	2,630	—	—	19,095
Current portion of long-term debt	49,981	19,992	29,989	—	—	99,962
Short-term borrowings-non-affiliate	87,967	—	—	—	—	87,967
Short-term borrowings-affiliate	26,200	—	—	—	(26,200)	—
Accounts payable	143,253	32,113	27,126	—	—	202,492
Interest and preferred dividends payable	12,398	2,576	2,282	—	(80)	17,176
Taxes accrued, including revenue taxes	207,798	42,436	40,709	—	(1,041)	289,902
Regulatory liabilities	13,145	8,553	9,777	—	—	31,475
Other	64,659	20,856	22,385	—	(22,304)	85,596
Total current liabilities	615,176	133,216	134,898	—	(49,625)	833,665
Deferred credits and other liabilities
Operating lease liabilities	41,049	27,817	9,849	—	—	78,715
Finance lease liabilities	46,048	—	—	—	—	46,048
Deferred income taxes	271,234	50,615	62,581	—	—	384,430
Regulatory liabilities	729,683	194,222	100,270	—	—	1,024,175
Unamortized tax credits	69,614	13,150	12,536	—	—	95,300
Defined benefit pension and other postretirement benefit plans liability	65,907	129	—	—	(16,288)	49,748
Other	75,839	17,957	28,273	—	—	122,069
Total deferred credits and other liabilities	1,299,374	303,890	213,509	—	(16,288)	1,800,485
Total capitalization and liabilities	$5,407,928	1,013,265	943,943	77	(767,746)	$6,597,467

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Six months ended June 30, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2022	$2,344,170	344,720	357,036	77	(701,833)	$2,344,170
Net income for common stock	92,308	13,465	9,490	—	(22,955)	92,308
Other comprehensive loss, net of taxes	(89)	(8)	(15)	—	23	(89)
Common stock dividends	(64,500)	(8,950)	(7,350)	—	16,300	(64,500)
Balance, June 30, 2023	$2,371,889	349,227	359,161	77	(708,465)	$2,371,889

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Six months ended June 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2021	$2,261,899	332,900	343,260	77	(676,237)	$2,261,899
Net income for common stock	90,544	13,035	12,863	—	(25,898)	90,544
Other comprehensive income, net of taxes	102	2	1	—	(3)	102
Common stock dividends	(62,950)	(8,200)	(7,600)	—	15,800	(62,950)
Balance, June 30, 2022	$2,289,595	337,737	348,524	77	(686,338)	$2,289,595

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$274,412	43,352	34,681	—	(16,300)	$336,145
Cash flows from investing activities
Capital expenditures	(152,823)	(33,512)	(43,814)	—	—	(230,149)
Advances to affiliates	—	4,500	21,700	—	(26,200)	—
Other	2,086	912	1,058	—	—	4,056
Net cash used in investing activities	(150,737)	(28,100)	(21,056)	—	(26,200)	(226,093)
Cash flows from financing activities
Common stock dividends	(64,500)	(8,950)	(7,350)	—	16,300	(64,500)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(540)	(267)	(191)	—	—	(998)
Proceeds from issuance of long-term debt	100,000	25,000	25,000	—	—	150,000
Net decrease in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(114,167)	—	—	—	26,200	(87,967)
Payments of obligations under finance leases	(1,241)	(98)				(1,339)
Other	(571)	(135)	(137)	—	—	(843)
Net cash provided by (used in) financing activities	(81,019)	15,550	17,322	—	42,500	(5,647)
Net increase in cash and cash equivalents	42,656	30,802	30,947	—	—	104,405
Cash and cash equivalents, beginning of period	27,579	5,092	6,494	77	—	39,242
Cash and cash equivalents, end of period	$70,235	35,894	37,441	77	—	$143,647

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$25,367	19,742	14,841	—	(15,800)	$44,150
Cash flows from investing activities
Capital expenditures	(87,892)	(23,638)	(28,715)	—	—	(140,245)
Advances to affiliates	(2,000)	—	(10,000)	—	12,000	—
Other	4,471	834	1,380	—	—	6,685
Net cash used in investing activities	(85,421)	(22,804)	(37,335)	—	12,000	(133,560)
Cash flows from financing activities
Common stock dividends	(62,950)	(8,200)	(7,600)	—	15,800	(62,950)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(540)	(267)	(191)	—	—	(998)
Proceeds from issuance of long-term debt	40,000	10,000	10,000	—	—	60,000
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	64,987	2,000	—	—	(12,000)	54,987
Other	(169)	(43)	(43)	—	—	(255)
Net cash provided by financing activities	41,328	3,490	2,166	—	3,800	50,784
Net increase (decrease) in cash and cash equivalents	(18,726)	428	(20,328)	—	—	(38,626)
Cash, cash equivalents and restricted cash, beginning of period	26,433	5,326	23,422	77	—	55,258
Cash, cash equivalents and restricted cash, end of period	7,707	5,754	3,094	77	—	16,632
Less: Restricted cash	(1,129)	—	—	—	—	(1,129)
Cash and cash equivalents, end of period	$6,578	5,754	3,094	77	—	$15,503

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 4 ·Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income and Comprehensive Income Data

	Three months ended June 30		Six months ended June 30
(in thousands)	2023	2022	2023	2022
Interest and dividend income
Interest and fees on loans	$67,966	$48,129	$132,808	$94,134
Interest and dividends on investment securities	13,775	14,693	28,412	28,677
Total interest and dividend income	81,741	62,822	161,220	122,811
Interest expense
Interest on deposit liabilities	9,661	921	16,498	1,868
Interest on other borrowings	8,852	139	16,573	144
Total interest expense	18,513	1,060	33,071	2,012
Net interest income	63,228	61,762	128,149	120,799
Provision for credit losses	43	2,757	1,218	(506)
Net interest income after provision for credit losses	63,185	59,005	126,931	121,305
Noninterest income
Fees from other financial services	5,009	4,716	9,688	10,303
Fee income on deposit liabilities	4,504	4,552	9,103	9,243
Fee income on other financial products	2,768	2,529	5,512	5,247
Bank-owned life insurance	1,955	(142)	3,380	539
Mortgage banking income	230	372	360	1,449
Gain on sale of real estate	495	—	495	1,002
Other income, net	678	475	1,479	847
Total noninterest income	15,639	12,502	30,017	28,630
Noninterest expense
Compensation and employee benefits	29,394	27,666	59,598	54,881
Occupancy	5,539	5,467	11,127	11,419
Data processing	5,095	4,484	10,107	8,635
Services	2,689	2,522	5,284	4,961
Equipment	2,957	2,402	5,603	4,731
Office supplies, printing and postage	1,109	1,073	2,274	2,133
Marketing	834	934	1,850	1,952
Other expense	6,152	4,850	12,343	8,899
Total noninterest expense	53,769	49,398	108,186	97,611
Income before income taxes	25,055	22,109	48,762	52,324
Income taxes	4,851	4,643	9,996	10,988
Net income	20,204	17,466	38,766	41,336
Other comprehensive income (loss), net of taxes	(7,210)	(88,835)	11,220	(211,276)
Comprehensive income (loss)	$12,994	$(71,369)	$49,986	$(169,940)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Reconciliation to amounts per HEI Condensed Consolidated Statements of Income*:

	Three months ended June 30		Six months ended June 30
(in thousands)	2023	2022	2023	2022
Interest and dividend income	$81,741	$62,822	$161,220	$122,811
Noninterest income	15,639	12,502	30,017	28,630
Less: Gain on sale of real estate	495	—	495	1,002
*Revenues-Bank	96,885	75,324	190,742	150,439
Total interest expense	18,513	1,060	33,071	2,012
Provision for credit losses	43	2,757	1,218	(506)
Noninterest expense	53,769	49,398	108,186	97,611
Less: Gain on sale of real estate	495	—	495	1,002
Less: Retirement defined benefits credit—other than service costs	(187)	(186)	(374)	(371)
*Expenses-Bank	72,017	53,401	142,354	98,486
*Operating income-Bank	24,868	21,923	48,388	51,953
Add back: Retirement defined benefits credit—other than service costs	(187)	(186)	(374)	(371)
Income before income taxes	$25,055	$22,109	$48,762	$52,324

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	June 30, 2023		December 31, 2022
Assets
Cash and due from banks		$158,170		$153,042
Interest-bearing deposits		9,958		3,107
Cash and cash equivalents		168,128		156,149
Investment securities
Available-for-sale, at fair value		1,368,037		1,429,667
Held-to-maturity, at amortized cost (fair value of $1,121,995 and $1,150,971, respectively)		1,224,917		1,251,747
Stock in Federal Home Loan Bank, at cost		18,000		26,560
Loans held for investment		6,138,182		5,978,906
Allowance for credit losses		(69,068)		(72,216)
Net loans		6,069,114		5,906,690
Loans held for sale, at lower of cost or fair value		6,910		824
Other		683,395		692,143
Goodwill		82,190		82,190
Total assets		$9,620,691		$9,545,970
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$2,683,725		$2,811,077
Deposit liabilities—interest-bearing		5,479,510		5,358,619
Other borrowings		750,000		695,120
Other		212,268		212,269
Total liabilities		9,125,503		9,077,085

Common stock		1		1
Additional paid-in capital		357,123		355,806
Retained earnings		463,459		449,693
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(315,917)		$(328,904)
Retirement benefit plans	(9,478)	(325,395)	(7,711)	(336,615)
Total shareholder’s equity		495,188		468,885
Total liabilities and shareholder’s equity		$9,620,691		$9,545,970

Other assets
Bank-owned life insurance		$183,833		$182,986
Premises and equipment, net		192,070		195,324
Accrued interest receivable		27,136		25,077
Mortgage-servicing rights		8,495		9,047
Low-income housing investments		107,164		106,978
Deferred tax asset		112,345		116,441
Real estate acquired in settlement of loans, net		—		115
Other		52,352		56,175
		$683,395		$692,143
Other liabilities
Accrued expenses		$98,664		$97,295
Federal and state income taxes payable		187		863
Cashier’s checks		32,634		36,401
Advance payments by borrowers		10,800		9,637
Other		69,983		68,073
		$212,268		$212,269

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Other borrowings consisted of FHLB advances and borrowings from the Federal Reserve Bank.
Investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
June 30, 2023
Available-for-sale
U.S. Treasury and federal agency obligations	$84,728	$—	$(6,981)	$77,747	—	$—	$—	14	$77,747	$(6,981)
Mortgage-backed securities*	1,465,232	—	(230,718)	1,234,514	8	36,332	(3,863)	175	1,198,182	(226,855)
Corporate bonds	44,307	—	(3,161)	41,146	—	—	—	5	41,146	(3,161)
Mortgage revenue bonds	14,630	—	—	14,630	—	—	—	—	—	—
	$1,608,897	$—	$(240,860)	$1,368,037	8	$36,332	$(3,863)	194	$1,317,075	$(236,997)
Held-to-maturity
U.S. Treasury and federal agency obligations	$59,906	$—	$(8,207)	$51,699	—	$—	$—	3	$51,699	$(8,207)
Mortgage-backed securities*	1,165,011	2,449	(97,164)	1,070,296	33	322,971	(6,521)	40	403,177	(90,643)
	$1,224,917	$2,449	$(105,371)	$1,121,995	33	$322,971	$(6,521)	43	$454,876	$(98,850)
December 31, 2022
Available-for-sale
U.S. Treasury and federal agency obligations	$88,344	$—	$(7,281)	$81,063	12	$41,201	$(2,120)	4	$39,862	$(5,161)
Mortgage-backed securities*	1,530,582	—	(237,614)	1,292,968	113	455,836	(56,999)	70	837,132	(180,615)
Corporate bonds	44,377	—	(3,643)	40,734	4	29,644	(2,028)	1	11,090	(1,615)
Mortgage revenue bonds	14,902	—	—	14,902	—	—	—	—	—	—
	$1,678,205	$—	$(248,538)	$1,429,667	129	$526,681	$(61,147)	75	$888,084	$(187,391)
Held-to-maturity
U.S. Treasury and federal agency obligations	$59,894	$—	$(8,478)	$51,416	1	$16,874	$(3,222)	2	$34,542	$(5,256)
Mortgage-backed securities*	1,191,853	2,670	(94,968)	1,099,555	22	183,629	(10,593)	51	567,250	(84,375)
	$1,251,747	$2,670	$(103,446)	$1,150,971	23	$200,503	$(13,815)	53	$601,792	$(89,631)
* Issued or guaranteed by U.S. Government agencies or sponsored agencies
ASB does not believe that the investment securities that were in an unrealized loss position at June 30, 2023 and December 31, 2022, represent a credit loss. Total gross unrealized losses were primarily attributable to change in market conditions. On a quarterly basis the investment securities are evaluated for changes in financial condition of the issuer. Based upon ASB’s evaluation, all securities held within the investment portfolio continue to be rated investment grade by one or more agencies. The contractual cash flows of the U.S. Treasury, federal agency obligations and agency mortgage-backed securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB’s investment securities portfolio did not require an allowance for credit losses at June 30, 2023 and December 31, 2022.
U.S. Treasury, federal agency obligations, corporate bonds, and mortgage revenue bonds have contractual terms to maturity. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.
The contractual maturities of investment securities were as follows:

June 30, 2023	Amortized cost	Fair value
(in thousands)
Available-for-sale
Due in one year or less	$2,213	$2,177
Due after one year through five years	126,822	116,716
Due after five years through ten years	14,630	14,630
Due after ten years	—	—
	143,665	133,523
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,465,232	1,234,514
Total available-for-sale securities	$1,608,897	$1,368,037
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	19,966	17,403
Due after five years through ten years	39,940	34,296
Due after ten years	—	—
	59,906	51,699
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,165,011	1,070,296
Total held-to-maturity securities	$1,224,917	$1,121,995
There were no sales of available-for-sale securities for the three months and six months ended June 30, 2023 and 2022.

The components of loans were summarized as follows:

	June 30, 2023	December 31, 2022
(in thousands)
Real estate:
Residential 1-4 family	$2,548,160	$2,479,637
Commercial real estate	1,382,376	1,358,123
Home equity line of credit	1,035,099	1,002,905
Residential land	21,226	20,679
Commercial construction	128,748	88,489
Residential construction	14,536	20,788
Total real estate	5,130,145	4,970,621
Commercial	747,343	779,691
Consumer	290,918	254,709
Total loans	6,168,406	6,005,021
Less: Deferred fees and discounts	(30,224)	(26,115)
Allowance for credit losses	(69,068)	(72,216)
Total loans, net	$6,069,114	$5,906,690
ASB's policy is to require private mortgage insurance on all real estate loans when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For non-owner occupied residential property purchases, the loan-to-value ratio may not exceed 75% of the lower of the appraised value or purchase price at origination.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Allowance for credit losses.  The allowance for credit losses (balances and changes) by portfolio segment were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Total
Three months ended June 30, 2023
Allowance for credit losses:
Beginning balance	$4,612	$22,701	$6,053	$620	$735	$28	$11,936	$24,611	$71,296
Charge-offs	(181)	—	(297)	—	—	—	(157)	(2,568)	(3,203)
Recoveries	2	—	17	3	—	—	206	904	1,132
Provision	275	(2,423)	1,366	30	1,814	(2)	(627)	(590)	(157)
Ending balance	$4,708	$20,278	$7,139	$653	$2,549	$26	$11,358	$22,357	$69,068
Three months ended June 30, 2022
Allowance for credit losses:
Beginning balance	$7,874	$20,176	$5,650	$697	$2,340	$31	$14,314	$16,129	$67,211
Charge-offs	—	—	—	—	—	—	(148)	(1,369)	(1,517)
Recoveries	3	—	31	96	—	—	399	976	1,505
Provision	643	724	415	(116)	294	15	(2,152)	2,434	2,257
Ending balance	$8,520	$20,900	$6,096	$677	$2,634	$46	$12,413	$18,170	$69,456
Six months ended June 30, 2023
Allowance for credit losses:
Beginning balance	$6,270	$21,898	$6,125	$717	$1,195	$46	$12,426	$23,539	$72,216
Charge-offs	(990)	—	(360)	—	—	—	(384)	(4,891)	(6,625)
Recoveries	6	—	34	3	—	—	604	1,812	2,459
Provision	(578)	(1,620)	1,340	(67)	1,354	(20)	(1,288)	1,897	1,018
Ending balance	$4,708	$20,278	$7,139	$653	$2,549	$26	$11,358	$22,357	$69,068
Six months ended June 30, 2022
Allowance for credit losses:
Beginning balance	$6,545	$24,696	$5,657	$646	$2,186	$18	$15,798	$15,584	$71,130
Charge-offs	—	—	—	—	—	—	(224)	(2,851)	(3,075)
Recoveries	11	—	42	101	—	—	752	2,001	2,907
Provision	1,964	(3,796)	397	(70)	448	28	(3,913)	3,436	(1,506)
Ending balance	$8,520	$20,900	$6,096	$677	$2,634	$46	$12,413	$18,170	$69,456

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Allowance for loan commitments.  The allowance for loan commitments by portfolio segment were as follows:

(in thousands)	Home equity line of credit	Commercial construction	Commercial loans	Total
Three months ended June 30, 2023
Allowance for loan commitments:
Beginning balance	$400	$2,600	$1,400	$4,400
Provision	200	1,200	(1,200)	200
Ending balance	$600	$3,800	$200	$4,600
Three months ended June 30, 2022
Allowance for loan commitments:
Beginning balance	$400	$3,600	$1,400	$5,400
Provision	—	500	—	500
Ending balance	$400	$4,100	$1,400	$5,900
Six months ended June 30, 2023
Allowance for loan commitments:
Beginning balance	$400	$2,600	$1,400	$4,400
Provision	200	1,200	(1,200)	200
Ending balance	$600	$3,800	$200	$4,600
Six months ended June 30, 2022
Allowance for loan commitments:
Beginning balance	$400	$3,700	$800	$4,900
Provision	—	400	600	1,000
Ending balance	$400	$4,100	$1,400	$5,900
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The credit risk profile by vintage date based on payment activity or internally assigned grade for loans was as follows:

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Converted to term loans	Total
June 30, 2023
Residential 1-4 family
Current	$145,486	$418,635	$748,251	$413,204	$109,756	$710,451	$—	$—	$2,545,783
30-59 days past due	—	—	—	—	—	223	—	—	223
60-89 days past due	—	—	—	—	—	236	—	—	236
Greater than 89 days past due	—	—	—	—	—	1,918	—	—	1,918
	145,486	418,635	748,251	413,204	109,756	712,828	—	—	2,548,160
Current YTD period
Gross charge-offs	—	—	—	—	—	990	—	—	990
Home equity line of credit
Current	—	—	—	—	—	—	981,266	51,857	1,033,123
30-59 days past due	—	—	—	—	—	—	773	—	773
60-89 days past due	—	—	—	—	—	—	485	120	605
Greater than 89 days past due	—	—	—	—	—	—	342	256	598
	—	—	—	—	—	—	982,866	52,233	1,035,099
Current YTD period
Gross charge-offs	—	—	—	—	—	—	77	283	360
Residential land
Current	3,073	5,231	8,270	3,664	—	988	—	—	21,226
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	3,073	5,231	8,270	3,664	—	988	—	—	21,226
Current YTD period
Gross charge-offs	—	—	—	—	—	—	—	—	—
Residential construction
Current	1,370	9,967	3,199	—	—	—	—	—	14,536
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	1,370	9,967	3,199	—	—	—	—	—	14,536
Current YTD period
Gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer
Current	75,489	175,654	14,671	3,209	2,207	256	10,274	4,069	285,829
30-59 days past due	249	1,577	244	67	72	1	58	69	2,337
60-89 days past due	74	922	85	40	65	1	88	57	1,332
Greater than 89 days past due	40	908	69	31	79	5	96	192	1,420
	75,852	179,061	15,069	3,347	2,423	263	10,516	4,387	290,918
Current YTD period
Gross charge-offs	460	2,976	643	106	283	35	142	246	4,891
Commercial real estate
Pass	50,165	391,965	177,687	276,039	51,699	335,469	8,358	—	1,291,382
Special Mention	—	—	11,250	3,403	29,784	21,069	—	—	65,506
Substandard	5,421	—	—	—	11,354	8,713	—	—	25,488
Doubtful	—	—	—	—	—	—	—	—	—
	55,586	391,965	188,937	279,442	92,837	365,251	8,358	—	1,382,376

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Converted to term loans	Total
Current YTD period
Gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial construction
Pass	1,980	14,970	60,602	65	—	—	51,131	—	128,748
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	1,980	14,970	60,602	65	—	—	51,131	—	128,748
Current YTD period
Gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	60,151	223,817	131,123	84,694	46,411	85,210	76,926	13,197	721,529
Special Mention	—	—	989	—	2,434	—	9,784	—	13,207
Substandard	—	3,144	1,128	329	1,248	4,635	928	1,195	12,607
Doubtful	—	—	—	—	—	—	—	—	—
	60,151	226,961	133,240	85,023	50,093	89,845	87,638	14,392	747,343
Current YTD period
Gross charge-offs	—	—	51	—	—	—	124	209	384
Total loans	$343,498	$1,246,790	$1,157,568	$784,745	$255,109	$1,169,175	$1,140,509	$71,012	$6,168,406

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Converted to term loans	Total
December 31, 2022
Residential 1-4 family
Current	$432,707	$755,056	$423,455	$113,096	$51,860	$698,354	$—	$—	$2,474,528
30-59 days past due	—	—	—	—	448	1,098	—	—	1,546
60-89 days past due	—	—	268	—	—	90	—	—	358
Greater than 89 days past due	—	—	—	—	809	2,396	—	—	3,205
	432,707	755,056	423,723	113,096	53,117	701,938	—	—	2,479,637
Home equity line of credit
Current	—	—	—	—	—	—	959,131	40,814	999,945
30-59 days past due	—	—	—	—	—	—	1,103	209	1,312
60-89 days past due	—	—	—	—	—	—	209	226	435
Greater than 89 days past due	—	—	—	—	—	—	587	626	1,213
	—	—	—	—	—	—	961,030	41,875	1,002,905
Residential land
Current	5,245	9,010	5,222	203	522	477	—	—	20,679
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	5,245	9,010	5,222	203	522	477	—	—	20,679
Residential construction
Current	7,986	11,624	1,178	—	—	—	—	—	20,788
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	7,986	11,624	1,178	—	—	—	—	—	20,788
Consumer
Current	199,574	21,330	5,543	7,580	527	140	10,810	4,782	250,286
30-59 days past due	1,110	287	65	239	30	—	81	167	1,979
60-89 days past due	756	163	88	137	19	—	45	107	1,315
Greater than 89 days past due	621	105	37	176	28	—	20	142	1,129
	202,061	21,885	5,733	8,132	604	140	10,956	5,198	254,709
Commercial real estate
Pass	390,206	177,130	283,321	51,542	63,084	278,280	8,235	—	1,251,798
Special Mention	—	11,250	3,446	40,423	—	24,466	—	—	79,585
Substandard	—	—	665	11,357	—	14,718	—	—	26,740
Doubtful	—	—	—	—	—	—	—	—	—
	390,206	188,380	287,432	103,322	63,084	317,464	8,235	—	1,358,123
Commercial construction
Pass	15,094	47,478	44	—	—	—	25,873	—	88,489
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	15,094	47,478	44	—	—	—	25,873	—	88,489
Commercial
Pass	239,852	185,013	85,220	68,161	46,142	53,192	60,871	13,964	752,415
Special Mention	—	—	—	2,374	—	645	9,005	8	12,032
Substandard	3,322	2,305	401	1,304	1,346	3,849	1,664	1,053	15,244
Doubtful	—	—	—	—	—	—	—	—	—
	243,174	187,318	85,621	71,839	47,488	57,686	71,540	15,025	779,691
Total loans	$1,296,473	$1,220,751	$808,953	$296,592	$164,815	$1,077,705	$1,077,634	$62,098	$6,005,021

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Revolving loans converted to term loans during the six months ended June 30, 2023 in the commercial, home equity line of credit and consumer portfolios were $2.0 million, $14.9 million and $0.9 million, respectively. Revolving loans converted to term loans during the six months ended June 30, 2022 in the commercial, home equity line of credit and consumer portfolios were $1.0 million, $10.0 million and $1.7 million, respectively.
The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Amortized cost> 90 days and accruing
June 30, 2023
Real estate:
Residential 1-4 family	$223	$236	$1,918	$2,377	$2,545,783	$2,548,160	$—
Commercial real estate	472	—	—	472	1,381,904	1,382,376	—
Home equity line of credit	773	605	598	1,976	1,033,123	1,035,099	—
Residential land	—	—	—	—	21,226	21,226	—
Commercial construction	—	—	—	—	128,748	128,748	—
Residential construction	—	—	—	—	14,536	14,536	—
Commercial	45	351	380	776	746,567	747,343	—
Consumer	2,337	1,332	1,420	5,089	285,829	290,918	—
Total loans	$3,850	$2,524	$4,316	$10,690	$6,157,716	$6,168,406	$—
December 31, 2022
Real estate:
Residential 1-4 family	$1,546	$358	$3,205	$5,109	$2,474,528	$2,479,637	$—
Commercial real estate	508	217	—	725	1,357,398	1,358,123	—
Home equity line of credit	1,312	435	1,213	2,960	999,945	1,002,905	—
Residential land	—	—	—	—	20,679	20,679	—
Commercial construction	—	—	—	—	88,489	88,489	—
Residential construction	—	—	—	—	20,788	20,788	—
Commercial	614	18	77	709	778,982	779,691	—
Consumer	1,979	1,315	1,129	4,423	250,286	254,709	—
Total loans	$5,959	$2,343	$5,624	$13,926	$5,991,095	$6,005,021	$—
The credit risk profile based on nonaccrual loans were as follows:

(in thousands)	June 30, 2023			December 31, 2022
	With a Related ACL	Without a Related ACL	Total	With a Related ACL	Without a Related ACL	Total
Real estate:
Residential 1-4 family	$2,016	$2,550	$4,566	$4,198	$2,981	$7,179
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	4,528	740	5,268	3,654	1,442	5,096
Residential land	107	—	107	420	—	420
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	1,241	—	1,241	2,183	—	2,183
Consumer	2,086	—	2,086	1,588	—	1,588
Total	$9,978	$3,290	$13,268	$12,043	$4,423	$16,466
ASB did not recognize interest on nonaccrual loans for the six months ended June 30, 2023 and 2022.

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
During the first half of 2023, no loans received a material modification based on borrower financial difficulty.
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
The credit risk profile based on loans whose terms have been modified and accruing interest were as follows:

(in thousands)	December 31, 2022
Real estate:
Residential 1-4 family	$8,821
Commercial real estate	9,477
Home equity line of credit	4,404
Residential land	782
Commercial construction	—
Residential construction	—
Commercial	6,596
Consumer	50
Total troubled debt restructured loans accruing interest	$30,130

Loans modified as a TDR.  Loan modifications that occurred during the three and six months ended June 30, 2022.

	Three months ended June 30, 2022			Six months ended June 30, 2022
(dollars in thousands)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)	Number of contracts	Outstanding recorded investment (as of period end)[1]	Related allowance (as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	1	$381	$135	1	$381	$135
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Residential land	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	1	$381	$135	1	$381	$135
1 The period end balances reflect all paydowns and charge-offs since the modification period. TDRs fully paid off, charged-off, or foreclosed upon by period end are not included.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
There were no loans modified in TDRs that experienced a payment default of 90 days or more during the second quarter and first six months of 2022.
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
Collateral-dependent loans. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral. Loans considered collateral-dependent were as follows:

	Amortized cost
(in thousands)	June 30, 2023	December 31, 2022	Collateral type
Real estate:
Residential 1-4 family	$2,712	$3,959	Residential real estate property
Home equity line of credit	740	1,425	Residential real estate property
Total real estate	3,452	5,384
Commercial	380	—	Business assets
Total	$3,832	$5,384
ASB had $3.3 million and $4.2 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at June 30, 2023 and December 31, 2022, respectively.
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $8.9 million and $38.7 million for the three months ended June 30, 2023 and 2022, respectively, and recognized gains on such sales of $0.3 million for the three months ended June 30, 2023 and 2022. ASB received proceeds from the sale of residential mortgages of $14.6 million and $114.3 million for the six months ended June 30, 2023 and 2022, respectively, and recognized gains on such sales of $0.4 million and $1.4 million for the six months ended June 30, 2023 and 2022, respectively.
There were no repurchased mortgage loans for the six months ended June 30, 2023 and 2022.
Mortgage servicing fees, a component of other income, net, were $0.9 million for the three months ended June 30, 2023 and 2022 and $1.8 million for the six months ended June 30, 2023 and 2022.
Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
June 30, 2023	$17,953	$(9,458)	$—	$8,495
December 31, 2022	19,544	(10,497)	—	9,047

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Changes related to MSRs were as follows:

	Three months ended June 30		Six months ended June 30
(in thousands)	2023	2022	2023	2022
Mortgage servicing rights
Beginning balance	$8,745	$10,024	$9,047	$9,950
Amount capitalized	84	204	135	923
Amortization	(334)	(532)	(687)	(1,177)
Other-than-temporary impairment	—	—	—	—
Carrying amount before valuation allowance	8,495	9,696	8,495	9,696
Valuation allowance for mortgage servicing rights
Beginning balance	—	—	—	—
Provision	—	—	—	—
Other-than-temporary impairment	—	—	—	—
Ending balance	—	—	—	—
Net carrying value of mortgage servicing rights	$8,495	$9,696	$8,495	$9,696
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
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Unpaid principal balance	$1,414,845	$1,451,322
Weighted average note rate	3.40%	3.38%
Weighted average discount rate	10.00%	10.00%
Weighted average prepayment speed	6.28%	6.56%
The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Prepayment rate:
25 basis points adverse rate change	$(72)	$(92)
50 basis points adverse rate change	(169)	(214)
Discount rate:
25 basis points adverse rate change	(191)	(182)
50 basis points adverse rate change	(378)	(361)
The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.

Other borrowings.  As of June 30, 2023 and December 31, 2022, ASB had $200.0 million and $414.0 million of FHLB advances outstanding, respectively, and borrowings with the Federal Reserve Bank of $550.0 million and nil, respectively. As of June 30, 2023, ASB was in compliance with all FHLB Advances, Pledge and Security Agreement requirements and all requirements to borrow at the Federal Reserve Discount Window Primary Credit Facility under 12 CFR 201.4(a) guidelines.
Securities sold under agreements to repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the condensed consolidated balance sheets. ASB pledges investment

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheets	Net amount of liabilities presented in the Balance Sheets
Repurchase agreements
June 30, 2023	$—	$—	$—
December 31, 2022	281	—	281

	Gross amount not offset in the Balance Sheets
(in millions)	Net amount of liabilities presented in the Balance Sheets	Financial instruments	Cash collateral pledged
Commercial account holders
June 30, 2023	$—	$—	$—
December 31, 2022	281	327	—
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	June 30, 2023		December 31, 2022
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$11,810	$88	$1,720	$9
Forward commitments	9,500	51	1,500	18

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
ASB’s derivative financial instruments, their fair values and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	June 30, 2023		December 31, 2022
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$88	$—	$9	$—
Forward commitments	51	—	18	—
	$139	$—	$27	$—
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statements of Income	Three months ended June 30		Six months ended June 30
(in thousands)		2023	2022	2023	2022
Interest rate lock commitments	Mortgage banking income	$62	$62	$79	$(593)
Forward commitments	Mortgage banking income	46	(141)	33	37
		$108	$(79)	$112	$(556)
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $77.1 million and $70.1 million at June 30, 2023 and December 31, 2022, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. As of June 30, 2023, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.
Note 5 · Credit agreements and changes in debt
On May 14, 2021, HEI and Hawaiian Electric each entered into a separate agreement with a syndicate of nine financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Credit Facilities) to amend and restate their respective previously existing revolving unsecured credit agreements. The $175 million HEI Facility’s initial termination date was May 14, 2026. The $200 million Hawaiian Electric Facility’s initial termination date was May 13, 2022, but on February 18, 2022, the PUC approved Hawaiian Electric’s request to extend the term of the $200 million Hawaiian Electric Facility to May 14, 2026. In addition to extending the term, Hawaiian Electric also received PUC approval to exercise its options of two one-year extensions of the commitment termination date and to increase its aggregate revolving commitment amount from $200 million to $275 million, should there be a need.
On April 21, 2023, HEI and Hawaiian Electric executed Amendment No. 1 to the Credit Facilities (Amendment). The Amendment was executed to reflect the transition from the London Inter-Bank Offered Rate (LIBOR) to the Term Secured Overnight Financing Rate (SOFR) as the benchmark interest rate for non-Alternate Base Rate (ABR) Loans under the Credit Facilities.
On May 14, 2023, HEI and Hawaiian Electric exercised their first of two, one-year extensions to the commitment termination date with eight financial institutions to extend the Credit Facilities to May 14, 2027. The committed capacities under the HEI Facility and Hawaiian Electric Facility are $175 million and $200 million, respectively, through May 14, 2026, and step down to approximately $157 million and $180 million, respectively, through May 14, 2027.
None of the facilities are collateralized. As of June 30, 2023 and December 31, 2022, no amounts were outstanding under the Credit Facilities.
The Credit Facilities will be maintained to support each company’s respective short-term commercial paper program, but may be drawn on to meet each company’s respective working capital needs and general corporate purposes.

Changes in debt.
HEI private placement. On March 16, 2023, HEI entered into a note purchase agreement (HEI NPA) under which HEI has authorized the issue and sale of $100 million of unsecured senior notes that were drawn on May 30, 2023. The proceeds of the notes were used to repay the $100 million term loan facility on May 31, 2023. The terms of the notes are as follows:

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
HEI term loan. On October 20, 2022, HEI entered into a term loan facility in the aggregate principal amount of $100 million. On December 28, 2022, HEI drew $35 million on the term loan, and on March 31, 2023, HEI drew the remaining $65 million at an initial interest rate of 5.81% for an initial one month interest period. On May 31, 2023, HEI fully repaid the term loan facility at which time it was terminated. Borrowings under the facility bore interest at Term Secured Overnight Financing Rate (SOFR), as defined in the agreement, plus an applicable margin and a SOFR spread adjustment. The term loan facility contained certain restrictive financial covenants that were substantially the same as the financial covenants contained in the HEI Facility.
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
Principal amount by company
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

Note 6 · Shareholders' equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2022	$(328,904)	$1,991	$(9,115)	$(336,028)	$2,861
Current period other comprehensive income (loss)	12,987	(245)	137	12,879	(89)
Balance, June 30, 2023	$(315,917)	$1,746	$(8,978)	$(323,149)	$2,772
Balance, December 31, 2021	$(32,037)	$(3,638)	$(16,858)	$(52,533)	$(3,280)
Current period other comprehensive income (loss)	(209,264)	3,911	354	(204,999)	102
Balance, June 30, 2022	$(241,301)	$273	$(16,504)	$(257,532)	$(3,178)

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI				Affected line item in the Statements of Income / Balance Sheets
	Three months ended June 30		Six months ended June 30
(in thousands)	2023	2022	2023	2022
HEI consolidated
Net unrealized gains (losses) on available-for sale investment securities - amortization of unrealized holding losses on held-to-maturity securities	$3,689	$—	$7,366	$—	Bank revenues
Net realized losses (gains) on derivatives qualifying as cash flow hedges	(48)	53	(96)	108	Interest expense
Retirement benefit plans:
Amortization of prior service credit and net losses (gains) recognized during the period in net periodic benefit cost	(357)	122	(714)	4,623	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	426	56	851	(4,269)	See Note 8 for additional details
Total reclassifications	$3,710	$231	$7,407	$462
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net losses (gains) recognized during the period in net periodic benefit cost	$(470)	$(5)	$(940)	$4,371	See Note 8 for additional details
Impact of D&Os of the PUC included in regulatory assets	426	56	851	(4,269)	See Note 8 for additional details
Total reclassifications	$(44)	$51	$(89)	$102

Note 7 · Revenues
Revenue from contracts with customers. The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended June 30, 2023				Six months ended June 30, 2023
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$239,867	$—	$—	$239,867	$495,417	$—	$—	$495,417
Electric energy sales - commercial	250,108	—	—	250,108	504,578	—	—	504,578
Electric energy sales - large light and power	279,811	—	—	279,811	570,789	—	—	570,789
Electric energy sales - other	4,483	—	—	4,483	9,940	—	—	9,940
Bank fees	—	12,281	—	12,281	—	24,303	—	24,303
Other sales	—	—	4,438	4,438	—	—	8,345	8,345
Total revenues from contracts with customers	774,269	12,281	4,438	790,988	1,580,724	24,303	8,345	1,613,372
Revenues from other sources
Regulatory revenue	9,039	—	—	9,039	24,643	—	—	24,643
Bank interest and dividend income	—	81,741	—	81,741	—	161,220	—	161,220
Other bank noninterest income	—	2,863	—	2,863	—	5,219	—	5,219
Other	10,883	—	171	11,054	19,185	—	283	19,468
Total revenues from other sources	19,922	84,604	171	104,697	43,828	166,439	283	210,550
Total revenues	$794,191	$96,885	$4,609	$895,685	$1,624,552	$190,742	$8,628	$1,823,922
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$12,281	$—	$12,281	$—	$24,303	$—	$24,303
Services/goods transferred over time	774,269	—	4,438	778,707	1,580,724	—	8,345	1,589,069
Total revenues from contracts with customers	$774,269	$12,281	$4,438	$790,988	$1,580,724	$24,303	$8,345	$1,613,372

	Three months ended June 30, 2022				Six months ended June 30, 2022
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$259,433	$—	$—	$259,433	$484,007	$—	$—	$484,007
Electric energy sales - commercial	264,701	—	—	264,701	484,298	—	—	484,298
Electric energy sales - large light and power	293,847	—	—	293,847	534,970	—	—	534,970
Electric energy sales - other	4,873	—	—	4,873	6,299	—	—	6,299
Bank fees	—	11,797	—	11,797	—	24,793	—	24,793
Other sales	—	—	1,333	1,333	—	—	2,448	2,448
Total revenues from contracts with customers	822,854	11,797	1,333	835,984	1,509,574	24,793	2,448	1,536,815
Revenues from other sources
Regulatory revenue	(11,428)	—	—	(11,428)	1,458	—	—	1,458
Bank interest and dividend income	—	62,822	—	62,822	—	122,811	—	122,811
Other bank noninterest income	—	705	—	705	—	2,835	—	2,835
Other	7,447	—	77	7,524	16,633	—	123	16,756
Total revenues from other sources	(3,981)	63,527	77	59,623	18,091	125,646	123	143,860
Total revenues	$818,873	$75,324	$1,410	$895,607	$1,527,665	$150,439	$2,571	$1,680,675
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$11,797	$—	$11,797	$—	$24,793	$—	$24,793
Services/goods transferred over time	822,854	—	1,333	824,187	1,509,574	—	2,448	1,512,022
Total revenues from contracts with customers	$822,854	$11,797	$1,333	$835,984	$1,509,574	$24,793	$2,448	$1,536,815

There are no material contract assets or liabilities associated with revenues from contracts with customers existing at December 31, 2022 or as of June 30, 2023. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s condensed consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s condensed consolidated balance sheets.
As of June 30, 2023, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.
Note 8 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first six months of 2023, the Company contributed $4 million ($4 million by the Utilities) to its pension and other postretirement benefit plans, compared to $21 million ($20 million by the Utilities) in the first six months of 2022. The Company’s current estimate of total contributions to its pension and other postretirement benefit plans in 2023 is $8 million ($8 million by the Utilities), compared to $43 million ($42 million by the Utilities) in 2022. In addition, the Company expects to pay directly $3 million ($1 million by the Utilities) of benefits in 2023, compared to $2 million ($1 million by the Utilities) paid in 2022.
The components of net periodic pension costs (NPPC) and net periodic benefit costs (NPBC) for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended June 30				Six months ended June 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
HEI consolidated
Service cost	$11,396	$19,823	$343	$657	$22,792	$39,647	$687	$1,313
Interest cost	25,622	19,810	2,157	1,638	51,243	39,621	4,314	3,275
Expected return on plan assets	(35,197)	(35,331)	(3,405)	(3,398)	(70,392)	(70,664)	(6,810)	(6,795)
Amortization of net prior period gain	—	—	(219)	(232)	—	—	(438)	(464)
Amortization of net actuarial (gain)/losses	189	6,297	(449)	(3)	377	12,594	(898)	(6)
Net periodic pension/benefit cost (return)	2,010	10,599	(1,573)	(1,338)	4,020	21,198	(3,145)	(2,677)
Impact of PUC D&Os	18,133	9,552	1,424	1,217	36,266	19,103	2,849	2,436
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$20,143	$20,151	$(149)	$(121)	$40,286	$40,301	$(296)	$(241)
Hawaiian Electric consolidated
Service cost	$11,018	$19,317	$340	$649	$22,037	$38,635	$680	$1,298
Interest cost	23,699	18,461	2,063	1,572	47,397	36,923	4,126	3,145
Expected return on plan assets	(32,971)	(33,545)	(3,354)	(3,345)	(65,943)	(67,091)	(6,707)	(6,692)
Amortization of net prior period gain	—	—	(218)	(231)	—	—	(436)	(462)
Amortization of net actuarial (gain)/losses	18	6,125	(433)	—	37	12,250	(867)	—
Net periodic pension/benefit cost (return)	1,764	10,358	(1,602)	(1,355)	3,528	20,717	(3,204)	(2,711)
Impact of PUC D&Os	18,133	9,552	1,424	1,217	36,266	19,103	2,849	2,436
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$19,897	$19,910	$(178)	$(138)	$39,794	$39,820	$(355)	$(275)
HEI consolidated recorded retirement benefits expense of $22 million ($22 million by the Utilities) in the first six months of 2023 and $24 million ($23 million by the Utilities) in the first six months of 2022 and charged the remaining net periodic benefit cost primarily to electric utility plant.
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

Defined contribution plans information.  For the first six months of 2023 and 2022, the Company’s expenses for its defined contribution plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $4.2 million and $4.1 million, respectively, and cash contributions were $5.0 million and $3.5 million, respectively. For the first six months of 2023 and 2022, the Utilities’ expenses and cash contributions for its defined contribution plan under the HEIRSP were $2.6 million and $1.8 million, respectively.
Note 9 · Share-based compensation
Under the 2010 Equity and Incentive Plan, as amended and restated effective March 1, 2014 (EIP), HEI can issue shares of common stock as incentive compensation to selected employees in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares and other share-based and cash-based awards. The original 2010 Equity and Incentive Plan was amended and restated effective March 1, 2014 and an additional 1.5 million shares were added to the shares available for issuance under these programs.
As of June 30, 2023, approximately 2.7 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy statutory tax liabilities relating to EIP awards, including an estimated 0.7 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of June 30, 2023, there were 168,177 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2023	2022	2023	2022
HEI consolidated
Share-based compensation expense [1]	$3.9	$3.5	$5.9	$5.6
Income tax benefit	0.8	0.8	1.1	1.1
Hawaiian Electric consolidated
Share-based compensation expense [1]	1.1	1.0	1.7	1.6
Income tax benefit	0.2	0.3	0.4	0.4
1    For the three and six months ended June 30, 2023 and 2022, the Company has not capitalized any share-based compensation.
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

	Three months ended June 30		Six months ended June 30
(dollars in millions)	2023	2022	2023	2022
Shares granted	38,941	34,755	40,450	34,755
Fair value	$1.4	$1.4	$1.5	$1.4
Income tax benefit	0.4	0.4	0.4	0.4
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI common stock on the grant date.

Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended June 30				Six months ended June 30
	2023		2022		2023		2022
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	202,133	$41.25	208,345	$39.71	182,528	$39.75	233,448	$38.10
Granted	—	—	2,008	42.15	100,088	42.41	98,463	41.31
Vested	(1,035)	44.31	(1,034)	44.31	(81,112)	39.37	(91,414)	37.65
Forfeited	(1,968)	42.49	(366)	38.07	(2,374)	41.79	(31,544)	38.77
Outstanding, end of period	199,130	$41.22	208,953	$39.71	199,130	$41.22	208,953	$39.71
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$0.1		$4.2		$4.1
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the six months ended June 30, 2023 and 2022, total restricted stock units and related dividends that vested had a fair value of $3.7 million and $4.0 million, respectively, and the related tax benefits were $0.8 million and $0.6 million, respectively.
As of June 30, 2023, there was $6.5 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.0 years.
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
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended June 30				Six months ended June 30
	2023		2022		2023		2022
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	80,006	$50.27	76,340	$47.70	71,574	$47.67	90,974	$42.86
Granted	—	—	390	54.92	27,123	55.98	26,469	54.92
Vested (issued or unissued and cancelled)	—	—	—	—	(18,691)	48.62	(29,042)	41.07
Forfeited	(722)	48.92	—	—	(722)	48.92	(11,671)	42.60
Outstanding, end of period	79,284	$50.28	76,730	$47.74	79,284	$50.28	76,730	$47.74
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—		$1.5		$1.5
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
There were no share-based LTIP awards linked to TSR with a vesting date in 2023. For the six months ended June 30, 2022, total vested LTIP awards linked to TSR and related dividends had a fair value of $0.8 million and the related tax benefits were $0.1 million.
As of June 30, 2023, there was $2.1 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.5 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended June 30				Six months ended June 30
	2023		2022		2023		2022
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	355,310	$38.87	292,151	$39.89	309,589	$39.50	306,342	$38.42
Granted	—	—	1,560	42.37	108,499	42.41	105,860	41.31
Vested	—	—	—	—	(62,778)	48.07	(71,807)	37.68
Increase above target	6,001	36.08	—	—	6,001	36.08	—	—
Forfeited	(3,834)	43.53	—	—	(3,834)	43.53	(46,684)	36.77
Outstanding, end of period	357,477	$38.78	293,711	$39.91	357,477	$38.78	293,711	$39.91
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$—		$0.1		$4.6		$4.4
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the six months ended June 30, 2023 and 2022, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $2.9 million and $3.2 million, respectively, and the related tax benefits were $0.6 million and $0.4 million, respectively.
As of June 30, 2023, there was $6.5 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.4 years.
Note 10 · Income taxes
The Company’s and the Utilities’ effective tax rates (combined federal and state income tax rates) for the six months ended June 30, 2023 were 21% and 22%, respectively. These rates differed from the combined statutory rates, due primarily to the Utilities’ amortization of excess deferred income taxes related to the provision in the 2017 Tax Cuts and Jobs Act that lowered the federal income tax rate from 35% to 21% and the tax benefits derived from the low income housing tax credit investments.
In August 2020, the Internal Revenue Service notified the Company that its 2017 and 2018 income tax returns would be examined. The Company was previously audited every year through 2011, at which time the IRS changed their internal policies regarding audit frequency. The audit is still in progress. The Company has not been notified of any material audit adjustments to date.
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
Note 11 · Cash flows

Six months ended June 30	2023	2022
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates, net of amounts capitalized	$75	$47
Income taxes paid (including refundable credits)	28	14
Income taxes refunded (including refundable credits)	1	2
Hawaiian Electric consolidated
Interest paid to non-affiliates	33	34
Income taxes paid (including refundable credits)	38	27
Income taxes refunded (including refundable credits)	2	—
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	6	1
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	50	25
Increase related to an acquisition (investing)	—	15
Right-of-use assets obtained in exchange for finance lease obligations (financing)	76	—
Right-of-use assets obtained in exchange for operating lease obligations (investing)	1	40
Common stock issued (gross) for director and executive/management compensation (financing)[1]	8	9
Obligations to fund low income housing investments (investing)	7	—
Loans transferred from held for investment to held for sale (investing)	72	—
Transfer of retail repurchase agreements to deposit liabilities (financing)	98	—
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	6	1
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	49	22
Increase related to an acquisition (investing)	—	15
Right-of-use assets obtained in exchange for finance lease obligations (financing)	76	—
Right-of-use assets obtained in exchange for operating lease obligations (investing)	—	37
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

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
June 30, 2023
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,368,037	$—	$1,353,407	$14,630	$1,368,037
Held-to-maturity investment securities	1,224,917	—	1,121,995	—	1,121,995
Loans, net	6,076,024	—	6,906	5,627,774	5,634,680
Mortgage servicing rights	8,495	—	—	18,127	18,127
Derivative assets	31,944	51	1,291	—	1,342
Financial liabilities
HEI consolidated
Deposit liabilities	815,538	—	799,873	—	799,873
Short-term borrowings—other than bank	46,212	—	46,212	—	46,212
Other bank borrowings	750,000	—	741,357	—	741,357
Long-term debt, net—other than bank	2,572,375	—	2,351,288	—	2,351,288
Derivative liabilities	22,949	—	540	—	540
Hawaiian Electric consolidated
Long-term debt, net	1,834,515	—	1,671,739	—	1,671,739
December 31, 2022
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,429,667	$—	$1,414,765	$14,902	$1,429,667
Held-to-maturity investment securities	1,251,747	—	1,150,971	—	1,150,971
Loans, net	5,907,514	—	821	5,453,381	5,454,202
Mortgage servicing rights	9,047	—	—	17,646	17,646
Derivative assets	16,220	18	1,330	—	1,348
Financial liabilities
HEI consolidated
Deposit liabilities	611,718	—	597,617	—	597,617
Short-term borrowings—other than bank	172,568	—	172,568	—	172,568
Other bank borrowings	695,120	—	695,095	—	695,095
Long-term debt, net—other than bank	2,384,980	—	2,122,605	—	2,122,605
Derivative liabilities	22,949	—	472	—	472
Hawaiian Electric consolidated
Short-term borrowings	87,967	—	87,967	—	87,967
Long-term debt, net	1,684,816	—	1,487,496	—	1,487,496

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2023			December 31, 2022
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$—	$1,234,514	$—	$—	$1,292,968	$—
U.S. Treasury and federal agency obligations	—	77,747	—	—	81,063	—
Corporate bonds	—	41,146	—	—	40,734	—
Mortgage revenue bonds	—	—	14,630	—	—	14,902
	$—	$1,353,407	$14,630	$—	$1,414,765	$14,902
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$88	$—	$—	$9	$—
Forward commitments (bank segment)[1]	51	—	—	18	—	—
Interest rate swap (Other segment)[2]	—	1,203	—	—	1,321	—
	$51	$1,291	$—	$18	$1,330	$—
Derivative liabilities
Interest rate swap (Other segment)[2]	$—	$540	$—	$—	$472	$—
1     Derivatives are carried at fair value in other assets or other liabilities in the balance sheets with changes in value included in mortgage banking income.
2     Derivatives are included in other assets and other liabilities in the balance sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2023 and 2022.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Three months ended June 30		Six months ended June 30
Mortgage revenue bonds	2023	2022	2023	2022
(in thousands)
Beginning balance	$14,766	$15,296	$14,902	$15,427
Principal payments received	(136)	(131)	(272)	(262)
Purchases	—	—	—	—
Unrealized gain (loss) included in other comprehensive income	—	—	—	—
Ending balance	$14,630	$15,165	$14,630	$15,165
Mortgage revenue bonds are issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of June 30, 2023, the weighted average discount rate was 5.48%, which was derived by incorporating a credit spread over the one month London Inter-Bank Offered Rate (LIBOR). Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.
Fair value measurements on a nonrecurring basis.  Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. As of June 30, 2023 and December 31, 2022, there were no financial instruments measured at fair value on a nonrecurring basis.
For the six months ended June 30, 2023 and 2022, there were no adjustments to fair value for ASB’s loans held for sale.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2022 Form 10-K and should be read in conjunction with such discussion and the 2022 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2022 Form 10-K, as well as the quarterly condensed consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.
HEI consolidated
Recent developments. In the second quarter of 2023, economic conditions in Hawaii remained stable with seasonally adjusted unemployment rate at 3.0% for June 2023 and total passenger counts higher by 3.4% and 10.8% for the quarter and six months ended June 30, 2023, as compared to the prior quarter and year ended June 30, 2022, respectively. While economic conditions remained stable during the quarter, the Utility’s kWh sales in the second quarter of 2023 were down by 1.8%, compared to the second quarter of 2022 due to the continued adoption of energy efficiency measures and distributed energy resources. While the level of kWh sales does not affect Utility revenues due to decoupling, it may increase or decrease the price per kWh paid by customers. See “Decoupling” in Note 3 of the Condensed Consolidated Financial Statements for a discussion of the decoupling mechanism.
At the Bank, due to an increase in wholesale borrowings and term certificates, which was driven primarily by strong loan growth in 2022 coupled with an outflow of core deposits which started in the latter half of 2022 and continued through the first half of 2023, the Bank’s net interest margin for the second quarter of 2023 decreased to 2.75%, compared to net interest margin of 2.85% for the prior quarters ended March 31, 2023 and June 30, 2022.
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
As of June 30, 2023, approximately 86% of ASB’s deposits are FDIC insured or fully collateralized. Additionally, ASB’s total deposit base is primarily composed of retail deposits, which represented 85% of the total deposit base as of June 30, 2023. Retail deposits are generally less rate sensitive and less volatile compared to commercial deposits. ASB also remains “well capitalized” and has approximately $3 billion in liquidity, which is nearly three times the amount of uninsured deposits as of June 30, 2023.
ASB’s funding cost, which impacts its net interest margin, is driven by the mix of its funding sources, with the lowest cost source of funding provided by its core deposits. At June 30, 2023, ASB’s year-to-date average core deposits were down approximately 2.9% from year end 2022 balances, which resulted in an increase in ASB’s wholesale borrowings and term certificates to fund loan growth and an in increase in its overall cost of funds. Looking forward, ASB expects that its deposit base will remain relatively flat to down, given the higher interest rate environment, as well as inflationary pressures on customers that may drive increased spending. ASB also expects that the higher interest rate environment will continue to pressure funding costs and its deposit mix, which in turn will affect net interest income and net interest margin.
Since its peak in June of last year, monthly inflation rates have steadily decreased as reflected in the U.S. Consumer Price Index (CPI). Although the inflation rate, as measured by CPI, appears to be cooling off, the rate is still at a moderately-high level of 3% as of June 2023 and inflationary pressures are expected to continue over the near- to medium-term and have led to higher costs for O&M and capital projects and higher interest expense at the Utility and HEI, as well as higher compensation and benefits cost at the bank.
Short-term interest rates have also increased significantly as a result of the Federal Reserve’s ongoing rate increases to the federal funds target rate. The higher interest rate environment has impacted the fair value of the Bank’s investment portfolio, which declined and was recorded as an other comprehensive loss. Unrealized losses on held-to-maturity (HTM) securities are not recorded to other comprehensive loss because ASB has the positive intent and ability to hold the securities till maturity and recover its full investment. At June 30, 2023, the unrealized losses on HTM securities not recorded to other comprehensive losses was approximately $75 million after tax.
For further discussion of the impacts of inflation and other macro-economic factors impacting the Utilities and the Bank, see “Recent Developments” in the Electric Utility and Bank sections below.

RESULTS OF OPERATIONS

	Three months ended June 30		%
(in thousands)	2023	2022	change	Primary reason(s)*
Revenues	$895,685	$895,607	—	Increase for the bank and “other” segments, offset by electric utility segment
Operating income	92,979	86,668	7	Increases for electric utility and bank segments and lower losses for the “other” segment
Net income for common stock	54,610	52,541	4	Higher net income at the electric utility and bank segments, partly offset by higher net loss for the “other” segment. See below for effective tax rate explanation

	Six months ended June 30		%
(in thousands)	2023	2022	change	Primary reason(s)*
Revenues	$1,823,922	$1,680,675	9	Increase for all segments.
Operating income	186,497	185,944	—	Higher operating income for the electric utility segment, offset by lower operating income for bank segment and increase in operating losses for “other” segment
Net income for common stock	109,331	121,708	(10)	Lower net income at the bank segment and higher net loss for the “other” segment, partly offset by higher net income for the electric utility segment. See below for effective tax rate explanation.
*     Also, see segment discussions which follow.
The Company’s effective tax rates for the second quarters of 2023 and 2022 were 21% and 20%, respectively. The Company’s effective tax rates for the first six months of 2023 and 2022 were 21% and 20%, respectively. The effective tax rates were higher for the first three and six months of 2023 primarily due to lower amortization in 2023 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in the federal income tax rate, partially offset by higher nontaxable bank owned life insurance and low-income housing tax credit benefits in 2023.
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
In the second quarter, the average daily passenger count was 3.4% higher than the comparable period in the prior year, but down 2.7% compared to 2019. The recovery in total passenger counts from the low levels in 2020 thus far has been driven by domestic travelers, with international travelers, primarily Japan, remaining at lower levels, but activity is increasing compared to 2022. In the second quarter, international visitor arrivals (excluding Japan) have continued to increase at a modest pace, but is still 18% below 2019 levels, whereas Japanese visitors are 58% below 2019 levels.
Hawaii’s preliminary seasonally adjusted unemployment rate in June 2023 was 3.0%, which was lower compared to the June 2022 rate of 3.4%. The national unemployment rate in June 2023 was 3.6% compared to 3.6% in June 2022. According to the most recent forecast by UHERO, issued on May 12, 2023, Hawaii’s job sectors are seeing a softening in labor demand, reducing the worker shortage, but are still experiencing hiring challenges. The unemployment rate in Hawaii may rise above 4% by the beginning of 2024 according to UHERO.
Hawaii real estate activity through June 2023, as indicated by Oahu’s home resale market, resulted in a 4.5% decrease in the median sales price ($510,000) for condominiums, and a decrease of 4.5% for single-family homes compared to the same period in 2022, with the June median single-family home price of $1,050,000. The number of closed sales decreased 35.8% for condominiums and 34.6% for single-family residential homes through the second quarter of 2023 compared to 2022.
Hawaii’s petroleum product prices relate to the price of crude oil in international markets. The price of crude oil declined in August 2022 through December 2022 and has remained relatively flat during January 2023 – June 2023.
At its June 14, 2023 meeting, the Federal Open Market Committee (FOMC) decided to raise the federal funds rate target range to 5.0%-5.25% and anticipates ongoing increases as appropriate. With inflation being above the longer-run goal of 2 percent, the FOMC raised the federal funds rate 25 basis points and intends to further reduce the Federal Reserve’s holdings of Treasury securities.

UHERO forecasts full year 2023 real GDP growth of 2.6%, an increase in total visitor arrivals of 6.4%, an increase in real personal income of 3.0%, and an unemployment rate of 3.9%. This forecast anticipates the Hawaii economy will avoid an outright recession despite a U.S. recession later in the year looking more likely. Later in the year, domestic travel is expected to weaken due to economic headwinds, while the Japanese market may continue to fall short of expectations. Other risks remain and is dependent on how aggressive the Fed will be at combating inflation now that it is declining, but UHERO expects that Hawaii is likely to avoid a recession.
The Company expects economic conditions in Hawaii to remain relatively stable going forward, supported by a gradual recovery in the international tourism market and increased construction spending in the public sector. If economic conditions worsen from current levels or remain depressed for an extended period of time, it could have a material unfavorable impact on the Company’s financial position or results of operations.
See also “Recent Developments” in the “Electric utility” and “Bank” sections below for further discussion of the economic impact caused by the pandemic.
“Other” segment.

	Three months ended June 30		Six months ended June 30
(in thousands)	2023	2022	2023	2022	Primary reason(s)
Revenues	$4,609	$1,410	$8,628	$2,571	Increase in other sales at Pacific Current subsidiaries.
Operating loss	(5,514)	(6,409)	(11,391)	(10,758)
The second quarters of 2023 and 2022 include $0.6 million and $0.7 million, respectively, of operating income from Pacific Current[1]. Corporate expenses for the second quarter of 2023 were $1.0 million lower than the same period in 2022, primarily due to lower general and administrative expenses. The first six months of 2023 and 2022 include $0.5 million of operating losses and $1.5 million of operating income, respectively, from Pacific Current[1]. The higher operating loss is primarily due to lower Pacific Current asset performance. Corporate expenses for the first six months of 2023 were $1.4 million lower than the same period in 2022, primarily due to lower general and administrative expenses.

Gain on sale of equity-method investment	—	—	—	8,123	Gain on sale of an equity-method investment at Pacific Current in first quarter of 2022.
Net loss	(10,893)	(9,060)	(21,743)	(10,172)
The net loss for the second quarter of 2023 was higher than the net loss for the second quarter of 2022 due to the same factors cited for the change in operating loss and higher interest expense due to higher average borrowings. The net loss for the first six months of 2023 was higher than the net loss for the first six months of 2022 due to the first quarter of 2022 gain on sale of an equity-method investment by Pacific Current, higher interest expense primarily due to higher average borrowings and higher average rates and the same factors cited for the change in operating loss.

1     Hamakua Energy’s sales to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation.

The “other” business segment loss includes results of the stand-alone corporate operations of HEI (including eliminations of intercompany transactions) and ASB Hawaii, Inc. (ASB Hawaii), as well as the results of Pacific Current, a direct subsidiary of HEI focused on investing in clean energy and sustainable infrastructure projects; Pacific Current’s indirect subsidiary, Hamakua Energy, which owns a 60 MW combined cycle power plant that provides electricity to Hawaii Electric Light; Pacific Current’s subsidiaries, Mauo, LLC (Mauo), which owns solar-plus-storage projects totaling 8.6 MW on five University of Hawaii campuses, Mahipapa, which owns a 7.5 MW nameplate biomass facility on Kauai, Alenuihaha Developments, LLC, which owns a collection of renewable energy assets on Oahu and Kauai, Ka‘ie‘ie Waho Company, LLC, which owns a 6 MW solar photovoltaic system that provides renewable energy to Kauai Island Utility Cooperative, and Ka‘aipua‘a, LLC, which is constructing a wastewater treatment and energy recovery facility on Hawaii island; as well as eliminations of intercompany transactions.

FINANCIAL CONDITION
Liquidity and capital resources.  As of June 30, 2023, there was no balance on HEI’s revolving credit facility or Hawaiian Electric’s revolving credit facility and the available committed capacities under the facilities were $175 million and $200 million, respectively. At the end of the quarter, HEI and Hawaiian Electric had approximately $46 million and nil of commercial paper outstanding, respectively. As of June 30, 2023, ASB’s unused FHLB borrowing capacity was approximately $1.8 billion and ASB had unpledged investment securities of $1.1 billion that were available to be used as collateral for additional borrowing capacity.
As of June 30, 2023 and December 31, 2022, the total amount of available borrowing capacity (net of commercial paper outstanding) under the Company’s committed lines of credit was approximately $329 million and $237 million, respectively.
On October 20, 2022, HEI entered into a term loan facility in the aggregate principal amount of $100 million. On December 28, 2022, HEI drew $35 million on the term loan and on March 31, 2023, HEI drew the remaining $65 million. On May 31, 2023, HEI fully repaid the term loan facility at which time it was terminated. Borrowings under the facility bore interest at Term SOFR, as defined in the agreement, plus an applicable margin and a SOFR spread adjustment. See Note 5 of the Condensed Consolidated Financial Statements for additional information.
On March 16, 2023, HEI executed a private placement under which HEI authorized the issue and sale of $100 million of unsecured senior notes that were fully drawn on May 30, 2023. The proceeds of the notes, HEI Series 2023A for $39 million and HEI Series 2023B for $61 million, were used to repay the $100 million term loan facility on May 31, 2023. The HEI Series 2023A and 2023B bear interest at 6.04% and 6.10%, respectively and are due June 15, 2028 and June 15, 2033, respectively. See Note 5 of the Condensed Consolidated Financial Statements for additional information.
The Company believes that its cash and cash equivalents, expected operating cash flow from subsidiaries, existing credit facilities, and access to the capital markets will be sufficient to meet the Company’s cash requirements over the next 12 months and beyond based on its current business plans. However, the Company expects that its liquidity will continue to be moderately impacted at the Utilities due to higher working capital requirements resulting from lingering COVID-19 impacts to the local economy and elevated fuel prices. For the Utilities, while fuel prices have moderated from its highs in 2022, they remain elevated and have increased the cost of carrying fuel inventory and have also resulted in higher customer accounts receivable balances as fuel is consumed and billed to customers. While the accounts receivable balance has decreased since December 2022, it remains elevated coming out of the pandemic and has led to higher bad debt expense and higher write-offs in 2022 and year-to-date June 2023, following the end of the moratorium on disconnections. The higher bad debt expense is expected to continue until the Utilities return to pre-pandemic collection practices for delinquent accounts. As of June 30, 2023, approximately $24.3 million of the Utilities’ accounts receivables were over 30 days past due. Of the over 30 days past due amounts, approximately 53% were on payment plans. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements (see “Recent Developments” in the Electric utility section below). At this time, the delay in customer cash collections has not significantly affected the Company’s liquidity. The Company is prepared to address, if needed, the potential financing requirement related to the delayed timing of customer collections.
At ASB, liquidity remains at satisfactory levels. ASB’s cash and cash equivalents was $168 million as of June 30, 2023, compared to $156 million as of December 31, 2022. ASB remains well above the “well capitalized” level under the FDIC Improvement Act prompt correction action capital category, and while the Hawaii economic outlook remains stable, there are emerging risks from potential continued turmoil in the banking industry, inflation, and the tightening of monetary policy that increase the risk of a recession, which could create increased uncertainty regarding the impact on loan performance and the allowance for credit losses (see “Recent Developments” in the Bank section below).
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

The Company believes that its ability to generate cash, both internally from electric utility and banking operations and externally from issuances of equity and debt securities, as well as bank borrowings, is adequate to maintain sufficient liquidity to fund its contractual obligations and commercial commitments, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other short-term and long-term material cash requirements. However, the economic impact of higher fuel prices, inflation, higher interest rates and tightening of monetary policy create significant uncertainty, and the Company cannot predict the future effects that these factors will have on the global, national or local economy, including the impact on the Company’s cost of capital and its ability to access additional capital, or the future impacts on the Company’s financial position, results of operations, and cash flows.
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	June 30, 2023		December 31, 2022
Short-term borrowings—other than bank, net of discount	$46	1%	$173	3%
Long-term debt, net—other than bank	2,572	52	2,385	50
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,249	46	2,202	46
	$4,901	100%	$4,794	100%
HEI’s commercial paper borrowings and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Six months ended June 30, 2023	June 30, 2023	December 31, 2022
Commercial paper	$39	$46	$50
Line of credit draws on revolving credit facility	—	—	—
Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s short-term commercial paper borrowings during the first six months of 2023 was $99 million. As of June 30, 2023, available committed capacity under HEI’s line of credit facility was $175 million.
On July 28, 2023, Fitch Ratings, Inc. upgraded HEI’s long-term issuer default rating to “BBB+” from “BBB”, its short-term issuer default rating and short-term senior unsecured rating to “F2” from “F3”, and revised HEI’s outlook to “Stable” from “Positive”. These ratings are not recommendations to buy, sell or hold any securities. See “Credit and Capital Market Risk” in Item 1A. Risk Factors in HEI’s and Hawaiian Electric’s 2022 Form 10-K.
There were no new issuances of common stock through the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), HEIRSP or the ASB 401(k) Plan in the six months ended June 30, 2023 and 2022 and HEI satisfied the share purchase requirements of the DRIP, HEIRSP and ASB 401(k) Plan through open market purchases of its common stock.
For the first six months of 2023, net cash provided by operating activities of HEI consolidated was $372 million. Net cash used by investing activities for the same period was $283 million, primarily due to capital expenditures, ASB’s net increase in loans receivable and purchases of loans held for investment, partly offset by ASB’s receipt of investment security repayments and maturities, proceeds from the sale of commercial loans and a net decrease in FHLB stock. Net cash provided by financing activities during this period was $26 million as a result of several factors, including net increase in ASB’s other bank borrowings and long-term debt, partly offset by net decreases in ASB’s deposit liabilities and short-term borrowings, repayment of long-term debt and payment of common stock dividends. During the first six months of 2023, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $65 million and $25 million, respectively.
Dividends.  The payout ratios for the first six months of 2023 and full year 2022 were 72% and 64%, respectively. On February 10, 2023, the HEI Board of Directors approved a 1 cent increase in the quarterly dividend from $0.35 per share to $0.36 per share, starting with the dividend in the first quarter of 2023. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company, current and expected future economic conditions, and capital investment alternatives.
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
For information about these material estimates and critical accounting policies, in addition to the critical policy discussed below, see pages 44 to 45, 64, and 77 to 78 of the MD&A included in Part II, Item 7 of HEI’s and Hawaiian Electric’s 2022 Form 10-K.
Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.

Electric utility
Recent developments. See also “Recent developments” in HEI’s MD&A.
In the second quarter of 2023, kWh sales volume decreased 1.8% compared to the same period in 2022. Although electricity prices have decreased since the end of 2022, elevated prices over the past year have continued to impact electricity consumption. Additionally, the continued adoption of energy efficiency measures and distributed energy resources contributed to the reduction of kWh sales.
Fuel costs have risen rapidly beginning in 2022 and have decreased year-to-date through June 30, 2023, but remain elevated. Although the Utilities are able to pass through fuel costs to customers and have limited fuel cost exposure through a 2% fuel-cost risk sharing mechanism (approximately $3.7 million maximum exposure annually), higher customer bills could reduce customers’ ability to pay timely or increase the risk of non-payment. In addition, the higher customer bills may lead the PUC to consider other actions to limit or delay any proposed increase in rates in order to mitigate the overall bill impact of rising fuel prices. The rising fuel costs are not expected to materially impact the Utilities’ financial position at this time.
In June 2023, the consumer price index moderated to 3% from a peak of 9.1% in June 2022. In Hawaii, the May 2023 Urban Hawaii (Honolulu) Consumer Price Index (CPI) also declined from its peak, with an increase of 2% over the last 12 months. Under the PBR framework, inflation risk for the Utilities is mitigated by an Annual Rate Adjustment (ARA), which is based on a formula that includes a compounded and non-compounded portion.
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
Operation and maintenance expenses in the second quarter of 2023 were higher by approximately $11 million or 9% as compared to the same period in 2022. The increase was partly due to higher transmission and distribution (T&D) preventive and corrective maintenance resulting primarily from more trouble calls. Higher costs due to inclement weather related issues, higher outside consulting costs on various customer service and information technology projects, and higher labor and employee benefits also contributed to the increase. The Utilities expect T&D costs to moderate for the remainder of the year and continue to focus on managing overall operation and maintenance costs efficiently.
Customer accounts receivable decreased in 2023 by $79.1 million, or 27% with the number of accounts past due decreasing by 14% since December 31, 2022. The decrease in accounts receivables was primarily driven by payment on a large delinquent commercial customer account, payments on installment plans, receipt of government and other program assistance, and higher cash receipts associated with increased disconnection efforts. At this time, while accounts receivable balances remain elevated compared to pre-pandemic levels, the higher balances have not significantly affected the Utilities’ liquidity. The Utilities are prepared to address, if needed, the financing requirement related to the delayed timing of cash flows collected under the decoupling mechanism through the Revenue Balancing Account and the impact of higher fuel prices on accounts receivable balances. See “Financial Condition—Liquidity and capital resources” for additional information.
In the second quarter of 2020, the PUC approved the deferral of certain COVID-19 related costs, such as higher bad debt expense, higher financing costs, non-collection of late payment fees, increased personal protective equipment costs, and sequestration costs for mission-critical employees. The Utilities deferred COVID-19 related costs through a PUC approved period that ended on December 31, 2021. In the second quarter of 2022, the Utilities filed an application to seek recovery of the COVID-19 deferred costs, not to exceed the amount of $27.8 million. On July 31, 2023, the Utilities submitted their most recent Supplemental Report to the PUC, reflecting the updated request amount of $9.1 million, which was a decrease from the original requested amount due to cash collections on past due accounts. (See discussion under “Regulatory assets for COVID-19 related costs” in Note 3 of the Condensed Consolidated Financial Statements).
Regulatory Developments. On November 15, 2021, President Biden signed into law the $1.2 trillion Infrastructure Investment and Jobs Act (IIJA), which includes approximately $550 billion of new federal spending to be allocated over the next five years through various programs. The funding will help our state achieve its sustainability goals, including renewable energy, resilience, decarbonization, while also prioritizing economic development, equity and affordability. The Utilities are pursuing potential grant funding of projects under various programs including, but not limited to, in partnership with other organizations. To date, the Utilities have three full applications that are pending decisions and are the primary applicants for two of the submissions. If all three applications are awarded, it would allow for reduction up to $151 million in the Utilities’ recovery under the Exceptional Project Recovery Mechanism (EPRM) and cost to customers. See “Regulatory proceedings” in Note 3 of the Condensed Consolidated Financial Statements for additional discussions.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (IRA) that provides for $258 billion in energy-related provisions over a 10-year period. The provisions of the IRA are intended to, among other things, lower gasoline and electricity prices, incentivize clean energy investment and promote reductions in carbon emissions. The Utilities are exploring clean energy tax incentives included in the IRA that may further reduce the Utilities’ recovery under the EPRM and cost to customers.
The Utilities cannot predict the ultimate timing and success of securing funding from any federal government programs.
For a discussion regarding the impact of the economic conditions caused by the COVID-19 pandemic on the Utilities’ liquidity and capital resources, see discussion under “Financial Condition–Liquidity and capital resources.”

RESULTS OF OPERATIONS

Three months ended June 30		Increase
2023	2022	(decrease)		(dollars in millions, except per barrel amounts)
$794	$819	$(25)		Revenues. Net decrease largely due to:
			$(55)	lower purchased power energy prices, lower kWh purchased, and lower PPAC revenues[1]
			1	higher MPIR revenue
			1	one-time true-up of billable costs
			1	higher investment interest income
			3	higher fuel-cost risk sharing adjustment
			10	higher revenue from ARA adjustments
			12	higher kWh generated, partially offset by lower fuel oil prices[2]
280	270	10		Fuel oil expense[2]. Net increase largely due to higher kWh generated, partially offset by lower fuel oil prices
168	218	(50)
Purchased power expense[1,2]. Net decrease largely due to lower kWh purchased, lower purchased power energy prices, and lower charges due to the AES plant closure on September 1, 2022, offset in part by the addition of Mililani I and Waiawa solar-plus-storage projects

136	125	11		Operation and maintenance expenses. Net increase largely due to:
			4	higher transmission and distribution operation and maintenance expense
			2	higher outside costs for Customer Service Support Improvement and Information and Technology Services support
			2	increased labor and employee benefits costs
			1	increased storm costs due to inclement weather
			1	higher legal and other fees associated with environmental matters
			1	higher facilities expenses
			(2)	fewer generating facility overhauls performed
136	135	1
Other expenses. Increase due to higher depreciation expense due to increasing investments to integrate more renewable energy and improve customer reliability and system efficiency and higher payroll taxes due to higher unemployment tax rate, partially offset by lower revenue taxes

74	71	3
Operating income. Increase largely due to higher ARA and MPIR revenue, and higher AFUDC, offset in part by higher operation and maintenance expenses, higher depreciation expense, and higher payroll taxes

59	57	2		Income before income taxes. Increase largely due to higher operating income, partially offset by higher interest expense due to increased borrowings
45	44	1		Net income for common stock. See below for effective tax rate explanation
1,994	2,031	(37)		Kilowatthour sales (millions)[3]
$122.69	$139.51	$(16.82)		Average fuel oil cost per barrel

Six months ended June 30		Increase
2023	2022	(decrease)		(dollars in millions, except per barrel amounts)
$1,625	$1,528	$97		Revenues. Net increase largely due to:
			$135	higher fuel oil prices and higher kWh generated[2]
			20	higher revenue from ARA adjustments
			3	higher MPIR revenue
			3	higher fuel-cost risk sharing adjustment
			2	higher investment interest income
			1	one-time true-up of billable costs
			(66)	lower kWh purchased and lower PPAC revenues, partially offset by higher purchased power energy prices[1]
614	491	123		Fuel oil expense[2]. Net increase largely due to higher fuel oil prices and higher kWh generated
321	382	(61)
Purchased power expense[1,2]. Net decrease largely due to lower kWh purchased and lower charges due to the AES plant closure on September 1, 2022, partially offset by higher purchased power energy prices

265	250	15		Operation and maintenance expenses. Net increase largely due to:
			6	increased labor and employee benefits costs
			4	higher transmission and distribution operation and maintenance expense
			3	increased storm costs due to inclement weather
			3	higher outside costs for Customer Service Support Improvement and Information and Technology Services support
			1	higher facilities expenses
			(3)	fewer generating facility overhauls performed
275	260	15
Other expenses. Increase due to higher revenue taxes, coupled with higher depreciation expense due to increasing investments to integrate more renewable energy and improve customer reliability and system efficiency and higher payroll taxes due to higher unemployment tax rate

150	145	5
Operating income. Increase largely due to higher ARA and MPIR revenue, and higher AFUDC, offset in part by higher operation and maintenance expenses, higher depreciation expense, and higher payroll taxes

120	116	4		Income before income taxes. Increase largely due to higher operating income, partially offset by higher interest expense due to higher rates and increased borrowings
92	91	1		Net income for common stock. Increase due to higher income before income taxes. See below for effective tax rate explanation
3,930	3,988	(58)		Kilowatthour sales (millions)[3]
$131.48	$120.54	$10.94		Average fuel oil cost per barrel
472,482	470,812	1,670		Customer accounts (end of period)
1The rate schedules of the electric utilities currently contain PPACs through which changes in purchased power expenses (except purchased energy costs) are passed on to customers.
2The rate schedules of the electric utilities currently contain energy cost recovery clauses (ECRCs) through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.
3 kWh sales were lower compared to the same quarter in prior year primarily due to elevated prices over the past year which continued to impact electricity consumption. In addition, the continued adoption of energy efficiency measures and distributed energy resources contributed to the reduction in kWh sales.

The Utilities’ effective tax rates for the second quarters of 2023 and 2022 were 22% and 21%, respectively. The Utilities’ effective tax rates for the first six months of 2023 and 2022 were 22% and 21%, respectively. The effective rates were higher for the first three and six months of 2023 primarily due to lower amortization in 2023 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in the federal income tax rate.
Hawaiian Electric’s consolidated ROACE was 8.2% for the twelve months ended June 30, 2023 and June 30, 2022.

The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of June 30, 2023 amounted to $5.1 billion, of which approximately 24% related to generation PPE, 67% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 7% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission.
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
On September 1, 2022, the last coal-fired IPP plant in the state, providing approximately 10% of Oahu’s generation, ceased operations, removing a significant source of GHG emissions from the Utilities’ generation mix. In advance of the retirement of the coal-fired IPP plant, the Utilities developed plans, including contingency plans, to ensure reliable service through the transition period. These plans include the anticipated addition of renewable energy/storage projects, reserve capacity from existing generation sources, the acceleration of maintenance work during periods with anticipated higher reserve levels, and multiple demand response/DER programs. For example, a 39 MW solar-plus-storage project from Stage 1 renewable PPAs reached commercial operations in mid-2022 and a 36 MW Stage 1 solar-plus-storage project reached commercial operations in early 2023. It is expected that a 185 MW standalone storage facility from Stage 2 renewable PPAs will reach commercial operations by the end of August 2023.
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
Hawaii’s renewable portfolio standard law requires electric utilities to meet an RPS of 30%, 40%, 70% and 100% by December 31, 2020, 2030, 2040 and 2045, respectively. Hawaii law has also established a target of sequestering more atmospheric carbon and greenhouse gases than emitted within the state by 2045. The Utilities’ strategies and plans are fully aligned in meeting these targets (see also Integrated Grid Planning below).
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
The Integrated Grid Planning (IGP) process utilizes an inclusive and transparent stakeholder engagement model to provide an avenue for interested parties to engage with the Utilities and contribute meaningful input throughout the IGP process. The IGP Stakeholder Council, Technical Advisory Panel and Working groups have been established and meet regularly to provide feedback and input on specific issues and process steps in the IGP. On May 12, 2023, the Utilities submitted their final Integrated Grid Plan: A pathway to a clean energy future for stakeholder and public comments. The Integrated Grid Plan proposes actionable steps to decarbonize the electric grid on the State of Hawaii’s timeline, with a flexible framework that can adapt to future technologies. The Integrated Grid Plan is the culmination of more than five years of partnership with stakeholders and community members across the islands. Together, they forecasted future energy needs and identified strategies to meet Hawaii’s growing energy demand with 100% renewable resources.

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
On June 9, 2021, the PUC issued an order providing guidance to the third Grid Service RFP filed on February 23, 2021. The proposed Grid Service RFP focused only on Oahu and is seeking 132 MW of grid services with focus on capacity reduction (60 MW) similarly in response to the potential reserve shortfall from the AES coal plant retirement that occurred on September 1, 2022. The Utilities executed a GSPA for a total grid services amount of 97.4 MW and filed with the PUC to request approval on March 16, 2022. On July 12, 2023, the PUC approved the GSPA with modifications. The Utilities will work with an aggregator to amend the GSPA and submit to the PUC for approval by the fourth quarter of 2023.
On June 8, 2021, the PUC approved the new program, Emergency Demand Response Program (EDRP), a battery storage incentive program to dispatch electricity between 6 p.m. to 8 p.m. daily from participating residential and commercial customers, to address the potential reserve shortfalls following the AES coal plant retirement. As of June 30, 2023, the Utilities have received and approved the applications totaling approximately 26.5 MW on Oahu.
On March 30, 2022, the Utilities filed with the PUC to request expanding the EDRP for up to 15 MW on the island of Maui and received PUC approval on May 20, 2022. The EDRP on Maui became effective as of June 1, 2022. Subsequently on June 23, 2022, the PUC approved the cost recovery of the additional incentives for both Oahu and Maui through the Demand Side Management Surcharge. As of June 30, 2023, the Utilities have received and approved the applications totaling approximately 3.9 MW on Maui.
On October 31, 2022, the PUC issued an order, directing the Utilities to solicit comments from all interested parties and stakeholders on the Utilities’ Draft Grid Services RFP filed on June 30, 2022. The proposed Draft Grid Services RFP focused only on Maui and is seeking 15 MW of grid services. Hawaiian Electric issued the RFP on February 1, 2023 and bids are due on August 31, 2023.
Grid modernization. The overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater DER and renewable energy integration. Under the Grid Modernization Strategy, the Utilities expect that new technology will help increase adoption of private rooftop solar and make use of rapidly evolving products, including storage and advanced inverters. On March 25, 2019, the PUC approved a plan for the Utilities to implement Phase 1 of their Grid Modernization Strategy, which is the proportional deployment of advanced metering infrastructure (AMI). On February 28, 2022, the PUC expanded the scope of Phase 1 to the full service territory with a completion date set for the third quarter of 2024. The estimated cost of full deployment (including proportional deployment) is approximately $143 million in capital and deferred software cost and is expected to be incurred over five years. As of June 30, 2023, approximately $101 million of capital and deferred software cost has been incurred to date under Phase 1 and is currently being recovered under the MPIR mechanism until such costs are included in base rates. On June 24, 2022, the PUC approved with certain conditions the Utilities’ request to aggregate the per-meter and network cost caps and to recover O&M costs associated with full-service territory AMI deployment under the MPIR mechanism. As of June 30, 2023, the Utilities have deployed about 277,000 advanced meters, servicing approximately 60% of total customers.
The Utilities filed an application with the PUC on September 30, 2019 for an Advanced Distribution Management System (ADMS) as part of Phase 2 of their Grid Modernization Strategy implementation. However, on December 30, 2019, the PUC suspended the Utilities’ application for the ADMS pending the Utilities’ filing of a supplemental application for the broad deployment of field devices. This supplement and update to the Grid Modernization Strategy Phase 2 field devices application was filed on March 31, 2021. A PUC order was issued on April 27, 2021, unsuspending and resuming consideration of the Phase 2 Application. The Utilities filed the reply statement of position on October 15, 2021, completing the discovery phase of the docket. On November 16, 2021, the PUC suspended the Utilities’ ADMS and Phase 2 field device application to focus the Utilities’ attention on completing Phase 1. The Utilities filed a Motion for Reconsideration with the PUC in response to the suspension, but the motion was denied. The PUC subsequently clarified that the Utilities may resume the Phase 2 docket no earlier than six months before Phase 1 is scheduled to be completed in the third quarter of 2024. Resumption of the Phase 2 proceeding would likely commence six months prior to the scheduled completion date selected by the PUC. On April 17, 2023, the Utilities filed a motion with the PUC, requesting the suspended docket to be reopened and to allow the Utilities to file an updated and supplemented application for updated project costs. The estimated cost for the implementation of Phase 2 over six years, which includes capital, deferred software costs and O&M costs, is $113 million. On May 3, 2023, the PUC granted the motion to resume the docket, and hosted a technical conference on the updated application on May 19, 2023.

Community-based renewable energy. In December 2017, the PUC adopted a community-based renewable energy (CBRE) program framework which allows customers who cannot, or chose not to, take advantage of private rooftop solar to receive the benefits of renewable energy to help offset their monthly electric bills and support clean energy for Hawaii. The program has two phases.
The first phase, which commenced in July 2018, totaling 8 MW of solar photovoltaic (PV) only with one credit rate for each island, closed on April 9, 2020. Two phase 1 projects (28.32 kW on Maui and 270 kW on Oahu) have been operational for two years, with four additional phase 1 projects expected to become operational in 2023 (third quarter: Oahu: 3,000kW; fourth quarter: Hawaii Island: 750kW and Molokai: 250kW) and 2024 (fourth quarter: Oahu: 1,720kW).
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
Actual and PUC-allowed returns, as of June 30, 2023, were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended June 30, 2023	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.36	5.83	5.82	8.95	6.48	6.30	9.77	7.06	7.06
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	(0.01)	(1.69)	(1.61)	(0.55)	(3.02)	(3.20)	0.27	(2.44)	(2.44)
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
Developments in renewable energy efforts.  The Utilities’ renewable energy goals depend, in large part, on the success of renewable projects developed and operated by independent power producers. Beginning in 2017, the Utilities embarked on an ambitious procurement effort, selecting multiple solar plus storage projects to help reach the Utilities renewable portfolio standards goals as well as to assist the Utilities in retiring fossil fuel generation. Several of the recently procured projects have experienced delays as a result of supply chain disruptions caused by impacts from the COVID-19 pandemic, solar product detentions at U.S. ports of entry ordered by the U.S. Customs and Border Protection agency, and unforeseen site conditions which resulted in unanticipated project costs or in some cases the inability to effectively use previously identified project sites. These impacts have resulted in five Stage 2 projects declared null and void by the independent power producers and one Stage 2 project mutually terminating its PPA with the Utilities. Projects have also indicated potential impacts from the investigation launched by the U.S. Department of Commerce on March 28, 2022, in response to a request by Auxin Solar Inc. in regard to solar panel imports. On June 6, 2022, President Biden created a bridge to temporarily facilitate U.S. solar deployers’ ability to source certain imported solar modules and cells free of certain duties for 24 months in order to ensure the U.S. has access to a sufficient supply of solar modules to meet electricity generation needs. The Utilities are in discussions with several project developers regarding requests to increase previously approved prices and extend guaranteed commercial operations dates for those projects in order to ensure their viability given the impact of these recent market conditions. Significant project delays or failures of these projects increase the risk of the Utilities not meeting the renewable portfolio standards or other climate related goals, eligibility for performance incentive mechanisms associated with the speed of increasing renewable generation, and the ability to retire fossil fuel units. Developments in the Utilities’ efforts to further their renewable energy strategy include renewable energy projects discussed in Note 3 of the Condensed Consolidated Financial Statements and the following:
New renewable PPAs.
•On November 16, 2021, Hawaii Electric Light and Hawi Renewable Development, LLC (HRD) entered into an Amended and Restated Power Purchase Agreement (HRD ARPPA). Under the HRD ARPPA, HRD would make modifications to upgrade and repower the existing wind facility to enable it to continue to provide up to 10.56 MW of energy at a cost savings for customers. The HRD ARPPA is delinked from the price of fossil fuel and extends the term of the existing PPA by 20 years following the commercial operations date. On December 17, 2021, Hawaii Electric Light filed an application for approval of the HRD ARPPA, requesting a decision no later than June 15, 2022. On January 11, 2023, Hawaii Electric Light and HRD entered into a First Amendment to the HRD ARPPA (First Amendment). The First Amendment includes an extension of the Guaranteed Commercial Operations Date (GCOD) by 26 months to accommodate the delayed delivery of components, and a temporary price increase until HRD recovers its estimated increased costs specified in the First Amendment. The Amendment was conditionally approved by the PUC on July 12, 2023.
•On December 31, 2019, Hawaii Electric Light and Puna Geothermal Ventures entered into an Amended and Restated Power Purchase Agreement (PGV ARPPA). The PGV ARPPA extends the term of the existing PPA by 25 years to 2052, expands the firm capacity of the facility to 46 MW and delinks the pricing for energy delivered from the facility from fossil fuel prices to reduce cost to customers. On March 16, 2022, the PUC issued a D&O, approving the PGV ARPPA, subject to conditions, that include requiring completion of a final environmental review prior to construction. On March 28, 2022, Puna Pono Alliance filed a Motion for Reconsideration seeking reconsideration, modification and/or vacation of the D&O. On June 6, the PUC denied Puna Pono’s Motion for Reconsideration. PGV notified the Utilities that changes in market conditions that transpired since the terms of the PGV ARPPA were negotiated impacted the financial viability of the Project, and that an amendment to the PGV ARPPA was necessary to mitigate the impacts. On March 27, 2023, the Utilities and PGV executed the First Amendment to the PGV ARPPA which increases the capacity payment and extends the GCOD. An application requesting approval of the First Amendment to the PGV ARPPA was filed on April 4, 2023. On June 13, 2023, PGV notified the Utilities of concerns of its ability to timely deliver on the terms of the ARPPA. PGV has been working to re-establish its capacity generation and has continued drilling and plans to drill additional wells, however, this process has taken longer than anticipated and PGV has become increasingly concerned about timely achieving the Contract Firm Capacity of 46 MW. In light of receiving this information and to allow the Utilities and PGV to determine the best path forward, on July 6, 2023 the Utilities asked the PUC to put the procedural schedule on hold for approval of the First Amendment.
•Under a request for proposal process governed by the PUC and monitored by independent observers, in February 2018, the Utilities issued Stage 1 Renewable RFPs for 220 MW of renewable generation on Oahu, 50 MW of renewable generation on Hawaii Island, and 60 MW of renewable generation on Maui. To date, summarized information for a total of eight PPAs is as follows:
•

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	4	139.5	139.5/558	7/31/22, 1/11/23, 1/20/23* & 10/31/24	20 & 25	$34.0
Hawaii Electric Light	2	60	60/240	10/11/24 & 4/21/23	25	19.2
Maui Electric	2	75	75/300	4/28/23* & 10/27/23**	25	17.6
Total	8	274.5	274.5/1,098			$70.8
* Project delays have resulted in Guaranteed Commercial Operations Date being missed.
** Dates would change upon PUC approval of a PPA amendment.
The Utilities have received PUC approvals to recover the total projected annual payment of $70.8 million for the eight PPAs through the PPAC to the extent such costs are not included in base rates. To date, the Utilities filed seven requests with the PUC for approval of amendments related to previously-approved PPAs for changes in pricing and/or guaranteed commercial operations dates to support completion of the projects while maintaining system reliability.

The PUC has approved six amendments and one request filed on July 18, 2023 for Maui is pending PUC approval. On July 31, 2022, Mililani I Solar on Oahu, the first Stage 1 solar-plus-storage project, was placed into service. Waiawa Solar project on Oahu and the AES Waikoloa Solar project on Hawaii Island also reached commercial operations on January 11, 2023 and April 21, 2023, respectively. See also “Stage 1 renewable PPAs” in Note 3 of the Condensed Consolidated Financial Statements.
•In continuation of their February 2018 request for proposal process, the Utilities issued their Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. To date, the Utilities had filed 11 PPAs. Additionally, two GSPAs and two applications for commitments of funds for capital expenditures for approval of the utility self-build projects were filed with the PUC. Of the 11 filed PPAs, six PPAs were declared null and void by the independent power producers and one PPA was mutually terminated. The most recent of these six PPAs was declared null and void by the developer on March 10, 2023; the Utilities filed a notice with the PUC on March 15, 2023. The four remaining projects have received PUC approval. On May 2, and July 31, 2023, the Utilities filed letters with the PUC requesting approval of an amendment to increase price and to change the guaranteed commercial operation date of previously-approved PPAs for Stage 2 on Oahu. One request was approved by the PUC on August 1, 2023, and one request is still pending PUC approval. On July 19, 2023, the PUC approved the second amendment to a previously approved energy storage PPA for Stage 2 on Oahu to allow for partial commissioning. The two GSPAs were approved by the PUC in December 2020. The two utility Self-Build projects are still pending PUC approval.
A summary of the remaining four approved Stage 2 PPAs, is as follows:

Utilities	Number of contracts		Total photovoltaic size (MW)	BESS Size (MW/MWh)			Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	3		79	79	/	443	5/17/23**, 9/1/2024, & 4/9/2024	20 & 25	$30.9
Hawaiian Electric	1	*	N/A	185	/	565	12/30/2022***	20	24.0
Total	4		79	264	/	1,008			$54.9
* See further discussion under “Review of Interconnection Process and Kapolei Energy Storage Power Purchase Agreement” below.
** Dates would change upon PUC approval of a PPA amendment.
*** Project delays have resulted in Guaranteed Commercial Operations Date being missed.
The total projected annual payment of $54.9 million for these PPAs will be recovered through the PPAC to the extent such costs are not included in base rates.
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
Tariffed renewable resources.
•As of June 30, 2023, there were approximately 590 MW, 130 MW and 142 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of June 30, 2023, an estimated 37% of single family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 21% of the Utilities’ total customers have solar systems.

•The Utilities began accepting energy from feed-in tariff projects in 2011. As of June 30, 2023, there were 44 MW, 2 MW and 6 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
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
•On March 17, 2022, the CBRE LMI RFPs for Oahu, Maui and Hawaii were opened and proposals were received. In November 2022, seven projects were selected consisting of one standalone PV project on Oahu, three paired PV with storage projects on Maui, and three paired PV with storage projects on Hawaii Island. The Utilities opened the CBRE Tranche 1 RFPs for Oahu, Maui and Hawaii on April 14, 2022. In March 2023, five projects were selected consisting of one paired PV with storage project on Oahu and four standalone PV projects on Hawaii Island. See “Transition to a decarbonized and sustainable energy future—Community-based renewable energy” for additional information.
•The Hawaii Island Stage 3 RFP, seeking 325 GWh per year of energy and 65 MW of renewable firm capacity, was filed on November 7, 2022 and was issued on November 21, 2022. Proposals were received on April 20, 2023. The Stage 3 RFPs for Oahu and Maui opened for bids on January 20, 2023. For Oahu, the Utilities are seeking 500 to 700 MW of renewable firm capacity, and at least 965 GWh of renewable dispatchable energy annually. For Maui, the Utilities are procuring at least 40 MW of renewable firm capacity, and at least 425 GWh of renewable dispatchable energy annually. On March 15, 2023, the PUC denied the Utility’s request to not advance its own proposal to meet the Maui firm capacity need as required under the Framework for Competitive Bidding, and on April 5, 2023, denied the Utility’s motion to modify the Maui RFP to allow a self-build, ordering the Utility to submit a proposal for the firm capacity need, or in the alternative, file a request to suspend the firm generation portion of the Maui RFP to make adjustments as ordered by the PUC, including an extension of the bidding period for firm generation proposals. The Utility filed its request on April 12, 2023, which the PUC granted on April 14, 2023. The updated Maui RFP was filed on April 27, 2023. Proposals for the Oahu RFP and the variable generation portion of the Maui RFP were received on April 20, 2023. The Utility submitted a proposal that is consistent with the reliability requirements under the competitive bidding framework as directed by the PUC. Priority List selections were announced on July 6, 2023 and best and final offers for the Oahu and Hawaii RFPs and the variable generation portion of the Maui RFP were due on July 14, 2023. Final award selection is in October 2023, with negotiations of the PPAs expected to be completed in the later part of 2024. Proposals for the firm generation portion of the Maui Stage 3 RFP are due on August 17, 2023.
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
On March 3, 2022, as part of economic sanctions amid the Russia-Ukraine war, PAR Hawaii announced that it is suspending all purchases of Russian crude oil, which accounts for at least 25% of Hawaii’s supply. The Utilities are taking additional measure to ensure adequate supply of fuel by entering into a backup fuel supply contract with Vitol Inc. (Vitol) commencing on December 1, 2022 through June 30, 2024 with annual extensions if mutually agreed by both parties. The PUC issued the final D&O approving the Vitol backup fuels supply contract on December 1, 2022 and the costs incurred under the contract with Vitol are recovered in the Utilities’ respective ECRCs.
FINANCIAL CONDITION
Liquidity and capital resources. As of June 30, 2023, Hawaiian Electric had no commercial paper outstanding, no amount outstanding on its revolving credit facility and the total amount of available borrowing capacity under the Utilities’ committed line of credit was $200 million.
Hawaiian Electric expects that its liquidity will be adequate as fuel prices are moderating and lingering COVID-19 impacts are dissipating as the local economy is beginning to return to pre-pandemic levels. However, accounts receivable balances remain elevated coming out of the pandemic and has led to higher bad debt expense and higher write-offs in 2022 and 2023. As of June 30, 2023, approximately $24.3 million of the accounts receivables were over 30 days past due. Of the over 30 days past due amounts, approximately 53% were on payment plans. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements. However, the Utilities’ liquidity and access to capital remains adequate and is expected to remain adequate. As of June 30, 2023, the total amount of available borrowing capacity (net of commercial paper outstanding) under the Utilities’ committed lines of credit and cash and cash equivalents was approximately $344 million.
The Utilities are continuing the disconnection process on a tiered basis, expanding the targeted balances, which is expected to further reduce delinquent accounts receivable balances and accelerate cash collections.
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	June 30, 2023		December 31, 2022
Short-term borrowings, net	$—	—%	$88	2%
Long-term debt, net	1,835	43	1,685	41
Preferred stock	34	1	34	1
Common stock equity	2,372	56	2,344	56
	$4,241	100%	$4,151	100%

Information about Hawaiian Electric’s commercial paper borrowings, borrowings from HEI and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Six months ended June 30, 2023	June 30, 2023	December 31, 2022
Short-term borrowings[1]
Commercial paper	$12	$—	$88
Borrowings from HEI	—	—	—
Line of credit draws on revolving credit facility	—	—	—
1   The maximum amount of external short-term borrowings by Hawaiian Electric during the first six months of 2023 was approximately $96 million. At June 30, 2023, Hawaiian Electric had no short-term borrowings from Hawaii Electric Light and Maui Electric.
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

Credit agreement. Hawaiian Electric has a $200 million line of credit facility with no amount outstanding at June 30, 2023. See Note 5 of the Condensed Consolidated Financial Statements for additional information.
Credit ratings. On July 28, 2023, Fitch Ratings, Inc. upgraded Hawaiian Electric’s long-term issuer default rating to “A-” from “BBB+”, long-term senior unsecured rating to “A” from “A-”, affirmed its short-term issuer default rating and short-term senior unsecured rating at “F2”, and revised the outlook to "Stable” from “Positive”. These ratings are not recommendations to buy, sell or hold any securities. See “Credit and Capital Market Risk” in item 1A. Risk Factors in HEI’s and Hawaiian Electric’s 2022 Form 10-K.
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

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of taxable debt authorized from 2023 through 2026	$230	$65	$105
Less:
Taxable debt executed on January 10, 2023, but issued on February 9, 2023	100	25	25
Remaining authorized amounts	$130	$40	$80
As of June 30, 2023, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $130 million, $40 million, and $80 million, respectively of remaining taxable debt authorization.
Equity. On December 20, 2022, the Utilities received PUC approval to issue and sell each utility’s common stock over a four-year period from January 1, 2023 through December 31, 2026 (Hawaiian Electric’s sale/s to HEI of up to $75 million, Hawaii Electric Light sale/s to Hawaiian Electric of up to $25 million, and Maui Electric sale/s to Hawaiian Electric of up to $55 million) and the purchase of Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric from 2023 through December 31, 2026. As of June 30, 2023, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $75 million, $25 million, and $55 million, respectively, of unused common stock authorization.
Cash flows. The following table reflects the changes in cash flows for the six months ended June 30, 2023 compared to the six months ended June 30, 2022:

	Six months ended June 30
(in thousands)	2023	2022	Change
Net cash provided by operating activities	$336,145	$44,150	$291,995
Net cash used in investing activities	(226,093)	(133,560)	(92,533)
Net cash provided by (used in) financing activities	(5,647)	50,784	(56,431)

Net cash provided by operating activities. The increase in net cash provided by operating activities was primarily driven by lower cash paid for fuel oil stock due to lower fuel oil prices, as well as higher cash receipts from large delinquent commercial customer accounts, receipts from customers associated with increased disconnection efforts, receipts of payments on installment plans, and receipt of government and other program assistance, partially offset by higher cash paid for accounts payable due to timing.
Net cash used in investing activities. The increase in net cash used in investing activities was primarily driven by an increase in capital expenditures related to construction activities.
Net cash provided by financing activities. The decrease in net cash provided by financing activities was driven by net increase in repayment of short-term borrowings, partially offset by higher proceeds from issuance of long-term debts.
Material cash requirements. Material cash requirements of the Utilities include O&M expenses, including labor and benefit costs, fuel and purchase power costs, repayment of debt and interest payments, operating lease obligations, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other short-term and long-term material cash requirements. The cash requirements for O&M, fuel and purchase power costs, debt and interest payments, and operating lease obligations are generally funded through the collection of the Utilities’ revenue requirement established in the last rate case and other mechanisms established under the regulatory framework. The cash requirements for capital expenditures are generally funded through retained earnings, the issuance of debt, and contributions of equity from HEI and generally recovered through the Utilities’ revenue requirement or other capital recovery mechanisms over time. The Utilities believe that their ability to generate cash is adequate to maintain sufficient liquidity to fund their material cash requirements. However, the economic impact of higher fuel prices, inflation, higher interest rates, tightening of monetary policy, the lingering COVID-19 pandemic and geopolitical situations, create significant uncertainty, and the Utilities cannot predict the extent or duration of these conditions, the future effects that it will have on the global, national or local economy, including the impacts on the Utilities’ ability, as well as the cost, to access additional capital, or the future impacts on the Utilities’ financial position, results of operations, and cash flows.
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

Bank
Recent Developments. See also “Recent developments” in HEI’s MD&A.
The Hawaii economy continued to improve in the second quarter of 2023 as visitor arrivals increased, which have helped drive a growing labor market and tax collections. Domestic visitor arrivals exceeded pre-pandemic levels in 2022 and continued to remain strong into 2023 due to pent up demand from leisure travelers. The state and county governments have also lifted all COVID-related travel restrictions for arriving domestic passengers. International visitor arrivals continued to lag significantly behind pre-pandemic levels but have gradually increased as certain Asian countries began loosening travel restrictions. COVID cases caused by the new variants remain relatively stable at low levels along with hospitalization rates.
As of June 30, 2023, the Federal Reserve federal funds rate target range was 5.00%-5.25% in response to continued inflationary pressures in the economy. The increase in interest rates has impacted ASB’s net interest margin as higher yields on earning assets were more than offset by an increase in yields on deposits and other borrowings. The higher interest rates have also reduced mortgage refinance and purchase activity, negatively impacting mortgage banking income. Additionally, the tight labor market and inflationary pressures have increased compensation and benefit expenses.
ASB experienced continued loan growth in 2023 as total loans increased $163 million compared to total loans at the end of 2022. There was demand for commercial real estate, home equity line of credit and consumer loan products. The consumer loan portfolio growth also included purchases of solar and sustainable home improvement loans from a third party. The residential loan portfolio also grew due to ASB’s decision to portfolio a larger portion of its residential loan production.
Deposit growth driven by federal stimulus, which had previously funded loan growth and investment security purchases, has ceased and required ASB to increase its other borrowings to fund the loan portfolio growth, thereby increasing the Bank’s funding costs and reducing its balance sheet sensitivity. Additional federal funds rate increases may not further increase the Bank’s net interest margin if core deposits continue to flow out and funding is replaced with other borrowings.
For the quarter ended June 30, 2023, ASB recorded a provision for credit losses of $0.04 million as the release of reserves for lower loss rates due to improved credit quality were offset by additional reserves required for loan portfolio growth. The provision for credit losses in future quarters will be dependent on future economic conditions and changes to borrower credit quality at that time.
At June 30, 2023, the investment securities portfolio balance decreased approximately $88 million as investment securities portfolio repayments were used as a funding source for the loan growth and ASB did not purchase any investment securities. The lack of deposit growth resulted in lower excess liquidity and the need for other sources to fund the loan growth. The change in interest rates in the first half of 2023 resulted in lower unrealized losses in the available-for-sale investment securities portfolio, which increased the investment portfolio balance.
In 2023, the increase in interest rates and the collapse of a few financial institutions had caused turmoil in the banking industry. Due to the failure of these financial institutions, the focus on the banking industry has been around capital levels, uninsured deposits and liquidity. At June 30, 2023, ASB’s regulatory capital ratios were above the “well-capitalized” and regulatory requirements, including the conservation buffers. Approximately 86% of the Bank’s deposits are FDIC insured or fully collateralized. ASB has access to approximately $3 billion in funding sources to meet its liquidity needs.
ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

	Three months ended June 30		Increase
(in millions)	2023	2022	(decrease)	Primary reason(s)
Interest and dividend income	$82	$63	$19
				Average loan portfolio yields were 81 basis points higher—yield benefited from the rising interest rate environment and new loan production yields were higher than the portfolio yields.
				Average loan portfolio balances increased $811 million - commercial real estate, home equity line of credit and commercial loan portfolio average balances increased $225 million, $145 million and $101 million, respectively, due to increased demand for these loan products. Residential loan average balances increased $207 million due to the Bank’s decision to portfolio a larger portion of the residential loan production. Consumer loan portfolio average balance increased $135 million due to purchases of solar and sustainable home improvement loans.

	Three months ended June 30		Increase
(in millions)	2023	2022	(decrease)	Primary reason(s)
				Average investment securities portfolio balances decreased $276 million—investment security portfolio repayments were used to fund loan growth. Average investment securities portfolio yields were 3 basis points lower due to higher investment portfolio premium amortizations.
				Average other investments decreased $22 million - decrease in interest earning deposits due to excess liquidity being used to fund loan production.
Noninterest income	16	13	3
				Higher bank owned life insurance income - higher returns from insurance policies.
Revenues	98	76	22	The increase in revenues for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to higher interest and dividend income and higher noninterest income.
Interest expense	19	1	18
				Increase in interest expense on deposits and other borrowings was due to an increase in term certificate and other borrowing balances which were required to fund the loan portfolio growth, higher yields due to the increase in the interest rate environment and a shift in costing liability mix.
				Average core deposit balances decreased $647 million; average term certificate balances increased $430 million.
				Average cost of funds increased from 5 basis points to 83 basis points due to a shift in funding from low cost core deposits to higher costing term certificates and other borrowings.
				Average deposit yields increased from 4 basis points to 48 basis points due to a shift in mix of deposits and higher yields from the increase in the interest rate environment.
				Average other borrowings increased $682 million and average yields increased 394 basis points.
Provision for credit losses	—	3	(3)
				2023 provision for credit losses included credit loss reserves for growth in the loan portfolio and additional credit loss reserves for the home equity line of credit loan portfolio, offset by the release of credit loss reserves due to improved credit trends in the commercial real estate and consumer loan portfolios.
				2022 provision for credit losses was primarily due to additional reserves for growth in the commercial real estate and consumer loan portfolios, and higher loss rates for the residential and consumer loan portfolios. In addition, loan loss reserves were established for the solar and sustainable home improvement loans purchased during the quarter.
				2022 provision for credit losses also included the release of loss reserves for the commercial and commercial real estate loan portfolios due to improved credit trends in those loan portfolios and reduction in the commercial loan portfolio.
				Delinquency rates have decreased—from 0.27% at June 30, 2022 to 0.17% at June 30, 2023 primarily due to lower residential 1-4 family loan delinquencies, partly offset by higher consumer loan delinquencies.
				Net charge-off to average loans increased from nil at June 30, 2022 to 0.14% at June 30, 2023 primarily due to an increase in consumer loan net charge-offs.
Noninterest expense	54	49	5
				The increase in noninterest expenses was primarily due to higher compensation and benefits as a result of higher base compensation and the fair value adjustment related to the deferred compensation plan, and higher FDIC insurance assessments.
Expenses	73	53	20
The increase in expenses for the three months ended June 30, 2023 compared to the same period in 2022 was due to higher interest expenses and higher noninterest expenses, partly offset by lower provision for credit losses.

Operating income	25	23	2
The increase in operating income for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to higher interest and noninterest income and lower provision for credit losses, partly offset by higher interest and noninterest expenses.

Net income	20	17	3	Net income for the three months ended June 30, 2023 was higher than the same period in 2022 due to higher operating income and lower income tax expense.

	Six months ended June 30		Increase
(in millions)	2023	2022	(decrease)	Primary reason(s)
Interest and dividend income	$161	$123	$38
				Average loan portfolio yields were 79 basis points higher—loan yields continued to increase in 2023 due to the interest rate environment as adjustable rate loan yields repriced with rising interest rates and new loan production yields were higher than the portfolio rates.
				Average loan portfolio balances increased $826 million - commercial real estate, home equity line of credit and commercial loan portfolio average balances increased $273 million, $163 million and $62 million, respectively, due to demand for these loan types. Residential loan portfolio average balances increased $196 million due to the Bank’s decision to portfolio a larger portion of the residential loan production. Consumer loan portfolio average balances increased $133 million primarily due to the purchase of solar and sustainable home improvement loans.
				Average investment securities portfolio balances decreased $184 million—repayments in the investment securities portfolio were used to fund the loan portfolio growth.
				Average investment securities portfolio yields increased 2 basis points.
Noninterest income	30	29	1
				Higher bank-owned life insurance income - higher returns from insurance policies.
				Lower mortgage banking income - lower residential loan sale volume due to lower production volume as the higher interest rate environment has reduced the demand for residential mortgage loans. ASB’s decision to portfolio a larger portion of the residential loan production also reduced the amount of loans sold on the secondary market.
Less: gain on sale of real estate	—	(1)	1	Gain on sale of real estate, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 4, is classified as gain on sale of real estate in the condensed consolidated statements of income, and accordingly, is reflected in operating expenses below as a separate line item and excluded from Revenues.
Revenues	191	151	40	The increase in revenues for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to higher interest and dividend income and higher noninterest income.
Interest expense	33	2	31
				Interest expense on deposits and other borrowings increased in 2023 compared to 2022 due to an increase in term certificate and other borrowing balances which were required to fund the loan portfolio growth, higher yields due to the increase in the interest rate environment and a shift in deposit mix.
				Average core deposit balances decreased $500 million; average term certificate balances increased $379 million.
				Average deposit yields increased from 5 basis points to 41 basis points. The increase was primarily due to the increase in term certificate yields of 255 basis points and the shift in mix of deposits from low cost core deposits to term certificates.
				Average other borrowings increased $653 million and average yields increased 408 basis points. Other borrowings were used to fund the growth in the loan portfolio. The higher yields was reflective of the higher interest rate environment.
Provision for credit losses	1	(1)	2
				2023 provision for credit losses was primarily for the growth in the loan portfolio.
				2023 provision for credit losses also included the release of credit loss reserves for improved credit loss rates in the commercial real estate and consumer loan portfolios.
				2022 negative provision for credit losses reflected good credit trends including lower net charge-offs and improved credit loss rates which included credit upgrades in the commercial real estate and commercial loan portfolios.
				2022 negative provision for credit losses also included additional reserves for growth in the commercial real estate loan portfolio and loss reserves established for the solar and sustainable home improvement loans purchased during the year.
				Delinquency rates have decreased—from 0.27% at June 30, 2022 to 0.17% at June 30, 2023 due to lower residential 1-4 family loan delinquencies, partly offset by higher consumer loan delinquencies.

	Six months ended June 30		Increase
(in millions)	2023	2022	(decrease)	Primary reason(s)
				Net charge-off to average loans have increased—from 0.01% at June 30, 2022 to 0.14% at June 30, 2023 primarily due to an increase in consumer loan portfolio net charge-offs and the charge-off of a residential loan.
Noninterest expense	108	98	10
				The increase in noninterest expenses were due to higher compensation and benefits expenses, an increase in FDIC insurance assessments and higher deposit account expenses.
				Higher compensation and benefits expenses included higher base compensation as a result of merit increases, market adjustments and the fair value adjustment related to the deferred compensation plan.
Gain on sale of real estate	—	(1)	1
Expenses	142	98	44
The increase in expenses for the six months ended June 30, 2023 compared to the same period in 2022 was due to higher interest expenses, higher provision for credit losses and higher noninterest expense partly offset by higher gain on sale of real estate in 2022.

Operating income	49	53	(4)
The decrease in operating income for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to higher interest expenses, higher noninterest expenses and higher provision for credit losses, partly offset by higher interest income and higher noninterest income.

Net income	39	41	(2)	Net income for the six months ended June 30, 2023 was lower than the same period in 2022 due to lower operating income partly offset by lower income tax expense.

ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended June 30		Six months ended June 30
(%)	2023	2022	2023	2022
Return on average assets	0.84	0.76	0.81	0.90
Return on average equity	16.20	12.17	15.87	13.01
Net interest margin	2.75	2.85	2.80	2.82

	Three months ended June 30
	2023			2022
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$36,891	$488	5.23	$59,306	$81	0.54
FHLB stock	15,660	237	6.07	11,265	94	3.34
Investment securities
Taxable	2,988,483	12,645	1.69	3,262,914	14,213	1.74
Non-taxable	67,912	513	3.01	69,264	386	2.22
Total investment securities	3,056,395	13,158	1.72	3,332,178	14,599	1.75
Loans
Residential 1-4 family	2,515,753	23,111	3.67	2,309,091	20,070	3.48
Commercial real estate	1,483,566	18,373	4.91	1,258,349	10,739	3.39
Home equity line of credit	1,034,785	9,657	3.74	889,560	6,481	2.92
Residential land	20,235	269	5.32	22,507	531	9.43
Commercial	777,028	10,854	5.56	675,760	6,593	3.90
Consumer	260,437	5,843	8.99	125,120	3,798	12.18
Total loans [1,2]	6,091,804	68,107	4.46	5,280,387	48,212	3.65
Total interest-earning assets [3]	9,200,750	81,990	3.56	8,683,136	62,986	2.90
Allowance for credit losses	(71,191)			(67,620)
Noninterest-earning assets	471,600			572,869
Total assets	$9,601,159			$9,188,385
Liabilities and shareholder’s equity:
Savings	$3,006,949	$313	0.04	$3,297,511	$212	0.03
Interest-bearing checking	1,298,399	769	0.24	1,372,035	81	0.02
Money market	268,744	1,738	2.59	212,527	36	0.07
Time certificates	816,772	6,841	3.36	386,869	592	0.61
Total interest-bearing deposits	5,390,864	9,661	0.72	5,268,942	921	0.07
Advances from Federal Home Loan Bank	141,506	1,605	4.49	31,638	134	1.68
Borrowings from Federal Reserve Bank	567,857	6,207	4.38	—	—	—
Securities sold under agreements to repurchase and federal funds purchased	105,691	1,040	3.95	101,861	5	0.02
Total interest-bearing liabilities	6,205,918	18,513	1.20	5,402,441	1,060	0.08
Noninterest bearing liabilities:
Deposits	2,685,828			3,024,910
Other	210,698			186,749
Shareholder’s equity	498,715			574,285
Total liabilities and shareholder’s equity	$9,601,159			$9,188,385
Net interest income		$63,477			$61,926
Net interest margin (%) [4]			2.75			2.85

	Six months ended June 30
	2023			2022
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$23,626	$609	5.13	$96,862	$147	0.30
FHLB stock	22,835	663	5.85	10,636	168	3.18
Investment securities
Taxable	3,015,220	26,341	1.75	3,197,561	27,767	1.74
Non-taxable	68,094	1,011	2.96	69,431	753	2.17
Total investment securities	3,083,314	27,352	1.77	3,266,992	28,520	1.75
Loans
Residential 1-4 family	2,502,551	45,726	3.65	2,306,284	40,183	3.48
Commercial real estate	1,471,079	35,620	4.83	1,198,157	19,950	3.32
Home equity line of credit	1,028,076	18,685	3.67	865,401	12,704	2.96
Residential land	20,266	546	5.39	21,669	788	7.27
Commercial	780,859	21,251	5.45	718,406	13,405	3.74
Consumer	252,883	11,236	8.94	119,504	7,257	12.25
Total loans [1,2]	6,055,714	133,064	4.40	5,229,421	94,287	3.61
Total interest-earning assets [3]	9,185,489	161,688	3.52	8,603,911	123,122	2.87
Allowance for credit losses	(71,649)			(69,368)
Noninterest-earning assets	468,958			640,563
Total assets	$9,582,798			$9,175,106
Liabilities and shareholder’s equity:
Savings	$3,074,650	$535	0.04	$3,278,139	$419	0.03
Interest-bearing checking	1,315,213	1,399	0.21	1,351,635	145	0.02
Money market	233,083	2,324	2.01	208,965	69	0.07
Time certificates	778,441	12,240	3.17	399,053	1,235	0.62
Total interest-bearing deposits	5,401,387	16,498	0.62	5,237,792	1,868	0.07
Advances from Federal Home Loan Bank	320,867	7,475	4.63	15,906	134	1.68
Borrowings from Federal Reserve Bank	318,674	6,926	4.38	—	—	—
Securities sold under agreements to repurchase	125,917	2,172	3.48	96,102	10	0.02
Total interest-bearing liabilities	6,166,845	33,071	1.08	5,349,800	2,012	0.08
Noninterest bearing liabilities:
Deposits	2,715,408			2,999,395
Other	211,852			190,577
Shareholder’s equity	488,693			635,334
Total liabilities and shareholder’s equity	$9,582,798			$9,175,106
Net interest income		$128,617			$121,110
Net interest margin (%) [4]			2.80			2.82
1   Includes loans held for sale, at lower of cost or fair value.
2   Includes recognition of net deferred loan fees of $0.7 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, and $1.4 million and $3.6 million for the six months ended June 30, 2023 and 2022, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans. Includes nonaccrual loans.
3   For the six months ended June 30, 2023 and 2022, the taxable-equivalent basis adjustments made to the table above were not material.
4   Defined as net interest income, on a fully taxable equivalent basis, as a percentage of average total interest-earning assets.
Earning assets, costing liabilities, contingencies and other factors.  Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on costing liabilities. The interest rate environment has been impacted by disruptions in the financial markets over a period of several years. The Federal Open

Market Committee federal funds rate target range was 5.00% - 5.25% at June 30, 2023 to combat inflation. ASB’s net interest income and net interest margin has been impacted by the higher interest rates as the Bank has used higher costing other borrowings and term certificates to fund its loan growth.
Loans and mortgage-backed securities are ASB’s primary earning assets.
Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. See Note 4 of the Condensed Consolidated Financial Statements for a composition of ASB’s loan portfolio.
Home equity — key credit statistics. The home equity line of credit (HELOC) portfolio makes up 17% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable-rate term loan with a 20-year amortization period. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed-rate loan with level principal and interest payments. As of June 30, 2023, approximately 39% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. A HELOC loan is typically in a subordinate lien position to a borrower’s first mortgage loan, however, approximately 54% of ASB’s HELOC loan portfolio is in a first lien position.
Loan portfolio risk elements.  See Note 4 of the Condensed Consolidated Financial Statements.
Investment securities.  ASB’s investment portfolio was comprised as follows:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$137,653	5%	$140,957	5%
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	2,399,525	92	2,484,821	92
Corporate bonds	41,146	2	40,734	2
Mortgage revenue bonds	14,630	1	14,902	1
Total investment securities	$2,592,954	100%	$2,681,414	100%
Currently, ASB’s investment portfolio consists of high-grade investment securities, including U.S. Treasury and federal agency obligations, mortgage-backed securities, corporate bonds and mortgage revenue bonds. ASB owns mortgage-backed securities issued or guaranteed by the U.S. government agencies or sponsored agencies, including the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), Government National Mortgage Association (GNMA) and Small Business Administration (SBA). Principal and interest on mortgage-backed securities issued by FNMA, FHLMC, GNMA and SBA are guaranteed by the issuer and, in the case of GNMA and SBA, backed by the full faith and credit of the U.S. government. U.S. Treasury securities are also backed by the full faith of the U.S. government.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. In 2023, deposits decreased by $6.5 million, as an outflow of core deposits was replaced with time certificates. Core deposit retention will remain challenging in the current rising interest rate environment. Advances from the FHLB of Des Moines, securities sold under agreements to repurchase, borrowings from the Federal Reserve Bank and federal funds purchased continue to be additional sources of funds. As of June 30, 2023 and December 31, 2022, ASB’s costing liabilities consisted of 92% deposits and 8% borrowings. The weighted average cost of deposits for the first six months of 2023 and 2022 was 0.41% and 0.05%, respectively. As of June 30, 2023 and December 31, 2022, ASB had approximately $1.2 billion of deposits that were uninsured.
Federal Home Loan Bank of Des Moines and Federal Reserve Bank. As of June 30, 2023 and December 31, 2022, ASB had $200 million and $414 million of advances outstanding at the FHLB of Des Moines, respectively. As of June 30, 2023, the unused borrowing capacity with the FHLB of Des Moines was $1.8 billion. As of June 30, 2023 and December 31, 2022, ASB had $550 million and nil borrowings from the Federal Reserve Bank, respectively. The FHLB of Des Moines and Federal Reserve Bank are important sources of liquidity for ASB.
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
As of June 30, 2023, ASB had an unrealized loss, net of taxes, on investment securities (including securities pledged for repurchase agreements) in AOCI of $315.9 million compared to an unrealized loss, net of taxes, of $328.9 million as of December 31, 2022. The unrealized losses were due to changes in interest rates and did not affect regulatory capital ratios. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first six months of 2023, ASB recorded a provision for credit losses of $1.0 million in the allowance for credit losses for growth in the loan portfolio partly offset by the release of credit loss reserves for improved credit trends and lower credit loss rates. During the first six months of 2022, ASB recorded a negative provision for credit losses of $1.5 million in the allowance for credit losses reflecting good credit trends including lower net charge-offs and credit upgrades in the commercial real estate and commercial loan portfolios, partly offset by loan reserves for growth in the commercial real estate loan portfolio and solar and sustainable home improvement loans purchased during the year.

	Six months ended June 30		Year ended December 31, 2022
(in thousands)	2023	2022
Allowance for credit losses, beginning of period	$72,216	$71,130	$71,130
Provision for credit losses	1,018	(1,506)	2,537
Less: net charge-offs	4,166	168	1,451
Allowance for credit losses, end of period	$69,068	$69,456	$72,216
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.14%	0.01%	0.03%
ASB maintains a reserve for credit losses that consists of two components, the allowance for credit losses and an allowance for loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in provision for credit losses. For the six months ended June 30, 2023 and 2022, ASB recorded a provision for credit losses for unfunded commitments of $0.2 million and $1.0 million, respectively. As of June 30, 2023 and December 31, 2022, the reserve for unfunded loan commitments was $4.6 million and $4.4 million, respectively.
Legislation and regulation.  ASB is subject to extensive regulation, principally by the OCC and the FDIC. Depending on ASB’s level of regulatory capital and other considerations, these regulations could restrict the ability of ASB to compete with other institutions and to pay dividends to its shareholder. See the discussion below under “Liquidity and capital resources.”
FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	June 30, 2023	December 31, 2022	% change
Total assets	$9,621	$9,546	1
Investment securities	2,593	2,681	(3)
Loans held for investment, net	6,069	5,907	3
Deposit liabilities	8,163	8,170	—
Other bank borrowings	750	695	8
As of June 30, 2023, ASB was one of Hawaii’s largest financial institutions based on assets of $9.6 billion and deposits of $8.2 billion.
As of June 30, 2023, ASB’s unused FHLB borrowing capacity was approximately $1.8 billion. As of June 30, 2023, ASB had commitments to borrowers for loans and unused lines and letters of credit of $2.0 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the six months ended June 30, 2023, net cash provided by ASB’s operating activities was $43 million. Net cash used during the same period by ASB’s investing activities was $56 million, primarily due to a net increase in loans receivable of $208 million, purchases of loans held for investment of $26 million and additions to premises and equipment of $4 million, partly offset by the receipt of investment security repayments and maturities of $104 million, proceeds from the sale of commercial loans of $67 million, a net decrease in FHLB stock of $9 million and proceeds from the redemption of bank owned life insurance of $3 million. Net cash provided by financing activities during this period was $25 million, primarily due to a net increase in other borrowings of $336 million and a net increase in mortgage escrow deposits of $1 million, partly offset by a net decrease in repurchase agreements of $183 million, decreases in deposit liabilities of $105 million and $25 million in common stock dividends to HEI (through ASB Hawaii).
For the six months ended June 30, 2022, net cash provided by ASB’s operating activities was $53 million. Net cash used during the same period by ASB’s investing activities was $371 million, primarily due to purchases of available-for-sale securities of $366 million, a net increase in loans receivables of $188 million, purchases of loans held for investment of $25 million, bank owned life insurance purchases of $5 million, additions to premises and equipment of $4 million and a net increase in FHLB stock of $3 million, partly offset by the receipt of investment security repayments and maturities of $217 million, proceeds from the redemption of bank owned life insurance of $2 million and proceeds from the sale of real estate of $1 million. Net cash provided by financing activities during this period was $208 million, primarily due to increases in deposit liabilities of $81 million, a net increase in short-term borrowings of $80 million and a net increase in repurchase agreements of $73 million, partly offset by $27 million in common stock dividends to HEI (through ASB Hawaii).

ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of June 30, 2023, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 7.8% (5.0%), common equity Tier-1 ratio of 12.2% (6.5%), Tier-1 capital ratio of 12.2% (8.0%) and total capital ratio of 13.2% (10.0%). As of December 31, 2022, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 7.8% (5.0%), common equity Tier-1 ratio of 12.2% (6.5%), Tier-1 capital ratio of 12.2% (8.0%) and total capital ratio of 13.1% (10.0%). All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to HEI (through ASB Hawaii).
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
ASB’s interest-rate risk sensitivity measures as of June 30, 2023 and December 31, 2022 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
+300	0.6%	(0.1%)	6.0%	5.1%
+200	0.4	—	4.8	3.8
+100	0.2	—	2.8	2.1
-100	(0.6)	(0.3)	(3.6)	(3.4)
-200	(1.3)	(0.9)	(7.9)	(7.8)
-300	(2.0)	(1.7)	(13.6)	(13.8)
ASB’s net interest income (NII) sensitivity profile was more asset sensitive as of June 30, 2023 compared to December 31, 2022, primarily driven by a shift in the bank’s liability mix as ASB extended the term of wholesale funding and new retail term certificates replaced shorter-term public fund term certificates.
Economic value of equity (EVE) sensitivity increased as of June 30, 2023 compared to December 31, 2022 due to a shift in the bank’s liability mix as ASB extended the term of wholesale funding and new retail term certificates replaced shorter-term public fund term certificates.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of HEI common shares were made on the open market during the second quarter of 2023 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2023	23,331	$38.97	—	NA
May 1 to 31, 2023	27,385	$36.98	—	NA
June 1 to 30, 2023	179,989	$38.00	—	NA
NA - Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
**The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 17,764 of the 23,331 shares, 14,550 of the 27,385 shares and 154,142 of the 179,989 shares were purchased for the DRIP; 4,501 of the 23,331 shares, 4,918 of the 27,385, shares and 21,571 of the 179,898 shares were purchased for the HEIRSP; and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 5. Other Information
On August 3, Bruce Tamashiro (53) was designated as the Company’s Principal Accounting Officer (PAO). Mr. Tamashiro was appointed as the Company’s Controller effective July 1, 2023. Mr. Tamashiro previously worked with the Company’s subsidiary, Hawaiian Electric, as Director, Corporate and Property Accounting where he managed Hawaiian Electric’s daily accounting operations and financial reporting functions. Mr. Tamashiro served as Financial Reporting Manager for Shidler Pacific Advisors, LLC from 2012-2019, where he was responsible for all SEC financial reporting. Most recently, Mr. Tamashiro served as Director of Corporate Accounting and Controller of The Gas Company, LLC (dba Hawaii Gas) from 2019-2023, where he managed Hawaii Gas’s daily accounting operations, oversaw all aspects of financial reporting to the SEC and the Hawaii Public Utilities Commission as well as to Hawaii Gas’s owners, creditors and other stakeholders, and managed all aspects of Hawaii Gas’s internal controls.
There are no arrangements or understandings between Mr. Tamashiro and any other person pursuant to which he was selected as an officer, no family relationships between Mr. Tamashiro and any other executive officer or director, and no related person transactions within the meaning of Item 404(a) of Regulation S-K between Mr. Tamashiro and HEI.
Effective concurrently with Mr. Tamashiro’s designation as PAO, Paul Ito, the Company’s Chief Financial Officer, resigned as the Company’s PAO. Mr. Ito will remain the Company’s Principal Financial Officer.

Item 6. Exhibits

HEI Exhibit 10.1	Amendment No. 1 dated as of April 21, 2023 to the Third Amended and Restated Credit Agreement, dated as of May 14, 2021.*

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Scott W. H. Seu (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Paul K. Ito (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

HEI Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

HEI Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Hawaiian Electric Exhibit 10.2	Amendment No. 1 dated as of April 21, 2023 to the Third Amended and Restated Credit Agreement, dated as of May 14, 2021.*

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Shelee M. T. Kimura (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

* Schedules and exhibits have been omitted from this filing pursuant to Item 601(a) (5) of Regulation S-K. We agree to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Scott W. H. Seu	By	/s/ Shelee M. T. Kimura
	Scott W. H. Seu		Shelee M. T. Kimura
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Paul K. Ito	By	/s/ Tayne S. Y. Sekimura
	Paul K. Ito		Tayne S. Y. Sekimura
	Executive Vice President,		Senior Vice President,
	Chief Financial Officer and Treasurer		Chief Financial Officer and Treasurer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: August 7, 2023		Date: August 7, 2023