Form 10-Q
period 2023-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2023-11-13
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Hawaiian Electric Industries, Inc.	☐	Hawaiian Electric Company, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc.	Yes	☐	No	☒	Hawaiian Electric Company, Inc.	Yes	☐	No	☒
Securities registered pursuant to 12(b) of the Act:
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding October 18, 2023
Hawaiian Electric Industries, Inc. (Without Par Value)	110,124,098	Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	17,854,278	Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2023

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements
Hawaiian Electric Industries, Inc. and Subsidiaries
1		Condensed Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2023 and 2022
2		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and nine months ended September 30, 2023 and 2022
3		Condensed Consolidated Balance Sheets (unaudited) - September 30, 2023 and December 31, 2022
4		Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - three and nine months ended September 30, 2023 and 2022
5		Condensed Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2023 and 2022
Hawaiian Electric Company, Inc. and Subsidiaries
7		Condensed Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2023 and 2022
7		Condensed Consolidated Statements of Comprehensive Income (unaudited) - three and nine months ended September 30, 2023 and 2022
8		Condensed Consolidated Balance Sheets (unaudited) - September 30, 2023 and December 31, 2022
10		Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited) - three and nine months ended September 30, 2023 and 2022
11		Condensed Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2023 and 2022
12		Notes to Condensed Consolidated Financial Statements (unaudited)
63	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
63		HEI consolidated
71		Electric Utilities
89		Bank
98	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
99	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
100	Item 1.	Legal Proceedings
100	Item 1A.	Risk Factors
101	Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
102	Item 5.	Other Information
102	Item 6.	Exhibits
103	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2023
GLOSSARY OF TERMS

Terms	Definitions
ABR	Alternate Base Rate
ACL	Allowance for credit losses, which is the current credit loss standard, requires recording the allowance based on the expected loss model
AES Hawaii	AES Hawaii, Inc.
AOCI	Accumulated other comprehensive income/(loss)
ARA	Annual revenue adjustment
ASB	American Savings Bank, F.S.B., a wholly owned subsidiary of ASB Hawaii, Inc.
ASB Hawaii	ASB Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASU	Accounting Standards Update
CBRE	Community-based renewable energy
Company	Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B. and Pacific Current, LLC and its subsidiaries (listed under Pacific Current). The Old Oahu Tug Service, Inc. was dissolved in March 2022.
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
CSSM	Collective Shared Savings Mechanism
D&O	Decision and order from the PUC
DER	Distributed energy resources
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
ECRC	Energy cost recovery clause
EIP	2010 Equity and Incentive Plan, as amended and restated
EPA	Environmental Protection Agency — federal
EPRM	Exceptional Project Recovery Mechanism
EPS	Earnings per share
ESM	Earnings Sharing Mechanism
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
Fitch	Fitch Ratings, Inc.
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GNMA	Government National Mortgage Association
GSPA	Grid Services Purchase Agreement
Hamakua Energy	Hamakua Energy, LLC, an indirect subsidiary of Pacific Current
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
Hawaiian Electric	Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited and Renewable Hawaii, Inc.
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc. and Pacific Current, LLC. The Old Oahu Tug Service, Inc. was dissolved in March 2022.

GLOSSARY OF TERMS, continued

Terms	Definitions
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IIJA	Infrastructure Investment and Jobs Act
IPP	Independent power producer
IRLCs	Interest rate lock commitments
Kalaeloa	Kalaeloa Partners, L.P.
kWh	Kilowatthour/s (as applicable)
LIBOR	London Inter-Bank Offered Rate
LMI	Low-to-moderate income
LTIP	Long-term incentive plan
Mahipapa	Mahipapa, LLC, a subsidiary of Pacific Current
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Maui windstorm and wildfires	The fires in the West Maui (Lahaina) and Upcountry Maui areas that caused fatalities and widespread property damage in Lahaina on August 8, 2023
Mauo	Mauo, LLC, a subsidiary of Pacific Current
Moody’s	Moody’s Investors Service’s
MPIR	Major Project Interim Recovery
MRP	Multi-year rate period
MSRs	Mortgage servicing rights
MW	Megawatt/s (as applicable)
NII	Net interest income
NPBC	Net periodic benefit costs
NPPC	Net periodic pension costs
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
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
Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:
•extreme weather events, including windstorms and other natural disasters, particularly those driven or exacerbated by climate change, which could increase the risk of the Utilities’ equipment being damaged, becoming inoperable or contributing to a wildfire;
•the impact of the Maui windstorm and wildfires including the potential liabilities from the many lawsuits filed against the Company and potential regulatory penalties which may result in significant costs that may be unrecoverable through insurance and/or rates;
•an increase in insurance premiums and the inability to fully recover premiums through rates or the potential inability to obtain wildfire and general liability insurance coverage at reasonable rates, if available at all;
•the uncertainties surrounding the Company’s access to capital and credit markets due to the uncertainties associated with the costs related to the Maui windstorm and wildfires;
•the material reduction or extended delay in dividends or other distributions from one or more operating subsidiaries to HEI;
•further downgrades by securities rating agencies in their ratings of the securities of HEI and Hawaiian Electric and their impact on results of financing efforts;
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
•the ability to adequately address risks and capitalize on opportunities related to our environmental, social and governance priority areas, which include safety, reliability and resilience, including relating to wildfires and other extreme weather events, decarbonization, economic health and affordability, secure digitalization, diversity, equity and inclusion, employee engagement, and climate-related risks and opportunities;
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
•changes in interest rates and market liquidity, as well as the magnitude of such changes, which may reduce interest margins, impact funding sources, alter valuations and affect the ability to originate and distribute financial products in the primary and secondary markets;
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
•high and/or volatile fuel prices, which increases working capital requirements and customer bills, or delivery of adequate fuel by suppliers (including as a result of the Russia-Ukraine war and the Israel-Hamas war), which could affect the reliability of utility operations, and the continued availability to the electric utilities of their energy cost recovery clauses (ECRCs);
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
v

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands, except per share amounts)	2023	2022	2023	2022
Revenues
Electric utility	$794,987	$955,971	$2,419,539	$2,483,636
Bank	100,974	81,411	291,716	231,850
Other	5,912	4,815	14,540	7,386
Total revenues	901,873	1,042,197	2,725,795	2,722,872
Expenses
Electric utility	723,629	876,922	2,198,681	2,259,838
Bank	88,415	54,311	230,769	152,797
Other	14,718	8,849	34,737	22,178
Total expenses	826,762	940,082	2,464,187	2,434,813
Operating income (loss)
Electric utility	71,358	79,049	220,858	223,798
Bank	12,559	27,100	60,947	79,053
Other	(8,806)	(4,034)	(20,197)	(14,792)
Total operating income	75,111	102,115	261,608	288,059
Retirement defined benefits credit—other than service costs	1,256	1,039	3,561	3,528
Interest expense, net—other than on deposit liabilities and other bank borrowings	(32,629)	(26,626)	(91,259)	(75,940)
Allowance for borrowed funds used during construction	1,372	825	3,798	2,401
Allowance for equity funds used during construction	4,000	2,552	11,073	7,431
Gain on sales of equity-method investment	—	—	—	8,123
Income before income taxes	49,110	79,905	188,781	233,602
Income taxes	7,521	17,352	36,915	48,395
Net income	41,589	62,553	151,866	185,207
Preferred stock dividends of subsidiaries	471	471	1,417	1,417
Net income for common stock	$41,118	$62,082	$150,449	$183,790
Basic earnings per common share	$0.37	$0.57	$1.37	$1.68
Diluted earnings per common share	$0.37	$0.57	$1.37	$1.68
Weighted-average number of common shares outstanding	109,728	109,470	109,606	109,421
Net effect of potentially dilutive shares (share-based compensation programs)	189	235	326	291
Weighted-average shares assuming dilution	109,917	109,705	109,932	109,712
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2023	2022	2023	2022
Net income for common stock	$41,118	$62,082	$150,449	$183,790
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized losses on available-for-sale investment securities arising during the period, net of taxes of $(13,918), $(36,230), $(11,860) and $(112,838), respectively	(38,016)	(98,965)	(32,395)	(308,229)
Amortization of unrealized holding losses on held-to-maturity securities, net of taxes of $1,354, nil, $4,050 and nil, respectively	3,699	—	11,065	—
Derivatives qualifying as cash flow hedges:
Unrealized interest rate hedging gains (losses) arising during the period, net of taxes of $(185), $901, $(237) and $2,220, respectively	(535)	2,597	(684)	6,400
Reclassification adjustment to net income, net of taxes of $(17), $19, $(50) and $56, respectively	(47)	53	(143)	161
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses (gains) recognized during the period in net periodic benefit cost, net of taxes of $(153), $1,943, $(397) and $3,549, respectively	(446)	5,606	(1,160)	10,229
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $163, $(1,839), $458 and $(3,320), respectively	470	(5,303)	1,321	(9,572)
Other comprehensive loss, net of tax benefits	(34,875)	(96,012)	(21,996)	(301,011)
Comprehensive income (loss) attributable to Hawaiian Electric Industries, Inc.	$6,243	$(33,930)	$128,453	$(117,221)
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$667,129	$199,877
Restricted cash	15,164	5,050
Accounts receivable and unbilled revenues, net	540,082	511,903
Available-for-sale investment securities, at fair value	1,266,412	1,429,667
Held-to-maturity investment securities, at amortized cost	1,212,005	1,251,747
Stock in Federal Home Loan Bank, at cost	18,000	26,560
Loans held for investment, net	6,114,640	5,906,690
Loans held for sale, at lower of cost or fair value	2,171	824
Property, plant and equipment, net of accumulated depreciation of $3,341,082 and $3,192,545 at September 30, 2023 and December 31, 2022, respectively	5,917,342	5,687,003
Operating lease right-of-use assets	99,466	115,684
Regulatory assets	231,197	242,513
Other	826,020	824,536
Goodwill	82,190	82,190
Total assets	$16,991,818	$16,284,244
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$256,323	$251,460
Interest and dividends payable	57,901	21,333
Deposit liabilities	8,224,351	8,169,696
Short-term borrowings—other than bank	—	172,568
Other bank borrowings	750,000	695,120
Long-term debt, net—other than bank	2,944,589	2,384,980
Deferred income taxes	258,942	262,462
Operating lease liabilities	108,681	126,604
Finance lease liabilities	122,320	48,709
Regulatory liabilities	1,101,773	1,055,650
Defined benefit pension and other postretirement benefit plans liability	70,785	71,813
Other	837,506	787,057
Total liabilities	14,733,171	14,047,452
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 2, 4 and 5)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 110,086,035 shares and 109,470,795 shares at September 30, 2023 and December 31, 2022, respectively	1,704,447	1,692,697
Retained earnings	877,931	845,830
Accumulated other comprehensive loss, net of tax benefits	(358,024)	(336,028)
Total shareholders’ equity	2,224,354	2,202,499
Total liabilities and shareholders’ equity	$16,991,818	$16,284,244
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2022	109,471	$1,692,697	$845,830	$(336,028)	$2,202,499
Net income for common stock	—	—	54,721	—	54,721
Other comprehensive income, net of taxes	—	—	—	20,488	20,488
Share-based expenses and other, net	101	(307)	—	—	(307)
Common stock dividends (36¢ per share)	—	—	(39,446)	—	(39,446)
Balance, March 31, 2023	109,572	1,692,390	861,105	(315,540)	2,237,955
Net income for common stock	—	—	54,610	—	54,610
Other comprehensive loss, net of tax benefits	—	—	—	(7,609)	(7,609)
Share-based expenses and other, net	40	3,868	—	—	3,868
Common stock dividends (36¢ per share)	—	—	(39,447)	—	(39,447)
Balance, June 30, 2023	109,612	1,696,258	876,268	(323,149)	2,249,377
Net income for common stock	—	—	41,118	—	41,118
Other comprehensive loss, net of tax benefits	—	—	—	(34,875)	(34,875)
Dividend reinvestment and stock purchase plan	474	5,827	—	—	5,827
Share-based expenses and other, net	—	2,362	—	—	2,362
Common stock dividends (36¢ per share)	—	—	(39,455)	—	(39,455)
Balance, September 30, 2023	110,086	$1,704,447	$877,931	$(358,024)	$2,224,354
Balance, December 31, 2021	109,312	$1,685,496	$757,921	$(52,533)	$2,390,884
Net income for common stock	—	—	69,167	—	69,167
Other comprehensive loss, net of tax benefits	—	—	—	(117,159)	(117,159)
Share-based expenses and other, net	119	(949)	—	—	(949)
Common stock dividends (35¢ per share)	—	—	(38,301)	—	(38,301)
Balance, March 31, 2022	109,431	1,684,547	788,787	(169,692)	2,303,642
Net income for common stock	—	—	52,541	—	52,541
Other comprehensive loss, net of tax benefits	—	—	—	(87,840)	(87,840)
Share-based expenses and other, net	36	3,462	—	—	3,462
Common stock dividends (35¢ per share)	—	—	(38,301)	—	(38,301)
Balance, June 30, 2022	109,467	1,688,009	803,027	(257,532)	2,233,504
Net income for common stock	—	—	62,082	—	62,082
Other comprehensive loss, net of tax benefits	—	—	—	(96,012)	(96,012)
Share-based expenses and other, net	3	1,663	—	—	1,663
Common stock dividends (35¢ per share)	—	—	(38,315)	—	(38,315)
Balance, September 30, 2022	109,470	$1,689,672	$826,794	$(353,544)	$2,162,922
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$151,866	$185,207
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	200,722	190,075
Other amortization	32,744	28,916
Provision for credit losses	10,053	(692)
Loans originated, held for sale	(37,288)	(120,195)
Proceeds from sale of loans, held for sale	36,086	126,357
Gain on sales of investment securities, net and equity-method investment	—	(8,123)
Gain on sale of loans, net	(701)	(1,630)
Deferred income taxes	(5,594)	(21,631)
Share-based compensation expense	8,281	7,337
Allowance for equity funds used during construction	(11,073)	(7,431)
Other	(5,315)	(5,392)
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	41,494	(159,619)
Decrease (increase) in fuel oil stock	38,587	(127,413)
Decrease in regulatory assets	13,908	34,278
Increase in regulatory liabilities	32,454	29,294
Increase in accounts, interest and dividends payable	70,850	39,009
Change in prepaid and accrued income taxes, tax credits and utility revenue taxes	(24,860)	73,279
Decrease in defined benefit pension and other postretirement benefit plans liability	(6,722)	(4,228)
Change in other assets and liabilities	(70,354)	(44,411)
Net cash provided by operating activities	475,138	212,987
Cash flows from investing activities
Available-for-sale investment securities purchased	—	(366,177)
Principal repayments on available-for-sale investment securities	117,042	285,519
Proceeds from repayments or maturities of held-to-maturity investment securities	52,823	10,433
Purchase of stock from Federal Home Loan Bank	(76,040)	(93,000)
Redemption of stock from Federal Home Loan Bank	84,600	88,000
Net increase in loans held for investment	(283,126)	(395,185)
Proceeds from sale of commercial loans	94,665	—
Purchase of loans held for investment	(26,195)	(77,274)
Capital expenditures	(342,364)	(236,278)
Contributions to low income housing investments	(418)	(740)
Acquisition of business	—	(25,706)
Other	9,375	15,646
Net cash used in investing activities	(369,638)	(794,762)
(continued)

Hawaiian Electric Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine months ended September 30
(in thousands)	2023	2022
Cash flows from financing activities
Net increase (decrease) in deposit liabilities	(43,655)	86,673
Net increase (decrease) in short-term borrowings with original maturities of three months or less	(137,650)	117,127
Net increase (decrease) in other bank borrowings with original maturities of three months or less	(596,810)	320,735
Proceeds from issuance of short-term debt	65,000	—
Repayment of short-term debt	(100,000)	—
Proceeds from issuance of other bank borrowings	1,000,000	—
Repayment of other bank borrowings	(250,000)	—
Proceeds from issuance of long-term debt	625,000	67,312
Repayment of long-term debt	(64,317)	(16,752)
Withheld shares for employee taxes on vested share-based compensation	(2,356)	(3,158)
Net proceeds from issuance of common stock	437	—
Common stock dividends	(112,957)	(114,917)
Preferred stock dividends of subsidiaries	(1,417)	(1,417)
Other	(9,409)	(6,112)
Net cash provided by financing activities	371,866	449,491
Net increase (decrease) in cash, cash equivalents and restricted cash	477,366	(132,284)
Cash, cash equivalents and restricted cash, beginning of period	204,927	311,462
Cash, cash equivalents and restricted cash, end of period	682,293	179,178
Less: Restricted cash	(15,164)	(3,898)
Cash and cash equivalents, end of period	$667,129	$175,280
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2023	2022	2023	2022
Revenues	$794,987	$955,971	$2,419,539	$2,483,636
Expenses
Fuel oil	267,438	383,602	881,692	874,543
Purchased power	177,795	225,209	498,990	606,827
Other operation and maintenance	142,508	121,110	407,184	371,259
Depreciation	61,165	58,711	182,781	175,921
Taxes, other than income taxes	74,723	88,290	228,034	231,288
Total expenses	723,629	876,922	2,198,681	2,259,838
Operating income	71,358	79,049	220,858	223,798
Allowance for equity funds used during construction	4,000	2,552	11,073	7,431
Retirement defined benefits credit—other than service costs	1,132	895	3,227	2,876
Interest expense and other charges, net	(22,447)	(19,609)	(63,565)	(56,735)
Allowance for borrowed funds used during construction	1,372	825	3,798	2,401
Income before income taxes	55,415	63,712	175,391	179,771
Income taxes	11,456	13,450	38,126	37,967
Net income	43,959	50,262	137,265	141,804
Preferred stock dividends of subsidiaries	228	228	686	686
Net income attributable to Hawaiian Electric	43,731	50,034	136,579	141,118
Preferred stock dividends of Hawaiian Electric	270	270	810	810
Net income for common stock	$43,461	$49,764	$135,769	$140,308
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.
HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2023	2022	2023	2022
Net income for common stock	$43,461	$49,764	$135,769	$140,308
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses (gains) recognized during the period in net periodic benefit cost, net of taxes of $(190), $1,877, $(516) and $3,393, respectively	(547)	5,411	(1,487)	9,782
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $163, $(1,839), $458 and $(3,320), respectively	470	(5,303)	1,321	(9,572)
Other comprehensive income (loss), net of taxes	(77)	108	(166)	210
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$43,384	$49,872	$135,603	$140,518
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	September 30, 2023	December 31, 2022
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,098	$52,060
Plant and equipment	8,199,828	7,979,510
Right-of-use assets - finance lease	124,372	48,371
Less accumulated depreciation	(3,222,030)	(3,086,499)
Construction in progress	357,289	275,353
Utility property, plant and equipment, net	5,511,557	5,268,795
Nonutility property, plant and equipment, less accumulated depreciation of $39 and $63 as of September 30, 2023 and December 31, 2022, respectively	6,942	6,945
Total property, plant and equipment, net	5,518,499	5,275,740
Current assets
Cash and cash equivalents	274,854	39,242
Restricted cash	2,000	—
Customer accounts receivable, net	241,762	288,338
Accrued unbilled revenues, net	179,327	183,280
Other accounts receivable, net	89,823	13,567
Fuel oil stock, at average cost	152,768	191,530
Materials and supplies, at average cost	99,526	79,568
Prepayments and other	54,538	33,482
Regulatory assets	57,921	52,273
Total current assets	1,152,519	881,280
Other long-term assets
Operating lease right-of-use assets	76,061	89,318
Regulatory assets	173,276	190,240
Other	158,092	160,889
Total other long-term assets	407,429	440,447
Total assets	$7,078,447	$6,597,467
(continued)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(dollars in thousands, except par value)	September 30, 2023	December 31, 2022
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 17,854,278 shares at September 30, 2023 and December 31, 2022)	$119,048	$119,048
Premium on capital stock	810,955	810,955
Retained earnings	1,450,325	1,411,306
Accumulated other comprehensive income, net of taxes-retirement benefit plans	2,695	2,861
Common stock equity	2,383,023	2,344,170
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,934,044	1,584,854
Total capitalization	4,351,360	3,963,317
Commitments and contingencies (Notes 2 and 4)
Current liabilities
Current portion of operating lease liabilities	17,012	19,095
Current portion of long-term debt, net	99,996	99,962
Short-term borrowings from non-affiliates	—	87,967
Accounts payable	201,699	202,492
Interest and preferred dividends payable	30,058	17,176
Taxes accrued, including revenue taxes	274,272	289,902
Regulatory liabilities	26,325	31,475
Other	163,307	85,596
Total current liabilities	812,669	833,665
Deferred credits and other liabilities
Operating lease liabilities	66,299	78,715
Finance lease liabilities	118,140	46,048
Deferred income taxes	385,675	384,430
Regulatory liabilities	1,075,449	1,024,175
Unamortized tax credits	89,747	95,300
Defined benefit pension liability	48,884	49,748
Other	130,224	122,069
Total deferred credits and other liabilities	1,914,418	1,800,485
Total capitalization and liabilities	$7,078,447	$6,597,467
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2022	17,854	$119,048	$810,955	$1,411,306	$2,861	$2,344,170
Net income for common stock	—	—	—	47,009	—	47,009
Other comprehensive loss, net of taxes	—	—	—	—	(45)	(45)
Common stock dividends	—	—	—	(32,250)	—	(32,250)
Balance, March 31, 2023	17,854	119,048	810,955	1,426,065	2,816	2,358,884
Net income for common stock	—	—	—	45,299	—	45,299
Other comprehensive loss, net of taxes	—	—	—	—	(44)	(44)
Common stock dividends	—		—	(32,250)	—	(32,250)
Balance, June 30, 2023	17,854	119,048	810,955	1,439,114	2,772	2,371,889
Net income for common stock	—	—	—	43,461	—	43,461
Other comprehensive loss, net of taxes	—	—	—	—	(77)	(77)
Common stock dividends	—	—	—	(32,250)	—	(32,250)
Balance, September 30, 2023	17,854	$119,048	$810,955	$1,450,325	$2,695	$2,383,023
Balance, December 31, 2021	17,753	$118,376	$798,526	$1,348,277	$(3,280)	$2,261,899
Net income for common stock	—	—	—	46,409	—	46,409
Other comprehensive income, net of taxes	—	—	—	—	51	51
Common stock dividends	—	—	—	(31,475)	—	(31,475)
Balance, March 31, 2022	17,753	118,376	798,526	1,363,211	(3,229)	2,276,884
Net income for common stock	—	—	—	44,135	—	44,135
Other comprehensive income, net of taxes	—	—	—	—	51	51
Common stock dividends	—	—	—	(31,475)	—	(31,475)
Balance, June 30, 2022	17,753	118,376	798,526	1,375,871	(3,178)	2,289,595
Net income for common stock	—	—	—	49,764	—	49,764
Other comprehensive income, net of taxes	—	—	—	—	108	108
Common stock dividends	—	—	—	(31,475)	—	(31,475)
Balance, September 30, 2022	17,753	$118,376	$798,526	$1,394,160	$(3,070)	$2,307,992
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$137,265	$141,804
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	182,781	175,921
Other amortization	19,639	19,044
Deferred income taxes	(8,807)	(27,671)
State refundable credit	(8,625)	(8,275)
Bad debt expense	3,937	4,406
Allowance for equity funds used during construction	(11,073)	(7,431)
Other	549	94
Changes in assets and liabilities
Decrease (increase) in accounts receivable	40,187	(64,404)
Decrease (increase) in accrued unbilled revenues	3,759	(91,256)
Decrease (increase) in fuel oil stock	38,762	(125,647)
Increase in materials and supplies	(19,958)	(5,702)
Decrease in regulatory assets	13,908	34,278
Increase in regulatory liabilities	32,454	29,294
Increase in accounts payable	26,967	18,108
Change in prepaid and accrued income taxes, tax credits and revenue taxes	(18,754)	57,681
Decrease in defined benefit pension and other postretirement benefit plans liability	(6,202)	(3,647)
Change in other assets and liabilities	(20,678)	(22,430)
Net cash provided by operating activities	406,111	124,167
Cash flows from investing activities
Capital expenditures	(334,497)	(225,876)
Other	5,216	6,750
Net cash used in investing activities	(329,281)	(219,126)
Cash flows from financing activities
Common stock dividends	(96,750)	(94,425)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,496)	(1,496)
Proceeds from issuance of long-term debt	350,000	60,000
Net increase (decrease) in short-term borrowings from non-affiliates and affiliates with original maturities of three months or less	(87,967)	97,450
Payments of obligations under finance leases	(2,162)	(266)
Other	(843)	(258)
Net cash provided by financing activities	160,782	61,005
Net increase (decrease) in cash, cash equivalents and restricted cash	237,612	(33,954)
Cash, cash equivalents and restricted cash, beginning of period	39,242	55,258
Cash, cash equivalents and restricted cash, end of period	276,854	21,304
Less: Restricted cash	(2,000)	—
Cash and cash equivalents, end of period	$274,854	$21,304
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
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments required by GAAP to fairly state consolidated HEI’s and Hawaiian Electric’s financial positions as of September 30, 2023 and December 31, 2022 and the results of their operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. All such adjustments are of a normal recurring nature, unless otherwise disclosed below or in other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
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

Note 2 · Maui windstorm and wildfires
On August 8, 2023, a number of brush fires in the West Maui (Lahaina) and Upcountry Maui areas, caused widespread property damage, including damage to property of the Utilities, and at least 99 fatalities in Lahaina (the Maui windstorm and wildfires). The Maui windstorm and wildfires were fueled by extreme winds and drought-like conditions in those parts of Maui. According to the County of Maui, in addition to the loss of life, over 3,450 acres burned and over 2,500 structures were destroyed. In Lahaina, a fire was reported at about 6:30 a.m. (the “Morning Fire”) and appears to have been caused by power lines that fell in high winds and spread into a field near the Intermediate School. The Maui County Fire Department responded promptly to the Morning Fire, and according to the Fire Department’s public statement that morning, by 9 a.m. the Morning Fire was “100% contained.” The Maui County fire chief subsequently reported that the Fire Department had determined that the Morning Fire was “extinguished.” Shortly before 3 p.m. that day, while the power remained off, Utility crew members saw a small fire in the same field about 75 yards away from Lahainaluna Road. They immediately called 911 and reported the fire (the “Afternoon Fire”). At the time of the Afternoon Fire, the Company’s power lines in the area where that fire ignited were not energized and had not been energized for more than six hours. By the time the Maui County Fire Department arrived back on the scene, it was not able to contain the Afternoon Fire and it spread out of control toward Lahaina. No determination as to the cause of the Afternoon Fire has been made. The Company believes that most of the property damage and all of the fatalities are from the Afternoon Fire.

The circumstances surrounding the Maui windstorm and wildfires are currently the subject of several investigations. As of September 30, 2023, on a consolidated basis, the Company has incurred $27.6 million of incremental expenses related to the Maui windstorm and wildfires, which excludes the $75 million contribution and insurance receivable as discussed in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Subsequent event - One ‘Ohana Initiative below. In addition, the Utilities incurred $8.0 million of total capital costs related to the Maui windstorm and wildfires.
Restoration costs and recoveries. The Utilities have since restored electric service to more than 95% of homes and businesses on the island of Maui that were affected by the Maui windstorm and wildfires. Replacement of poles, transformers, power lines and other equipment in and around Lahaina and Upcountry Maui that were damaged is ongoing. On August 21, 2023, Maui Electric filed an application with the Public Utilities Commission of the State of Hawaii (PUC), requesting the PUC’s approval for the deferral accounting treatment for incremental non-labor expenses related to the Utilities’ response and restoration efforts and other expenses arising from and associated with the Maui windstorm and wildfires, beginning from August 8, 2023 and until December 31, 2024, to preserve the Utilities’ ability to seek cost recovery through a separate request when the total costs and impacts are better known. On October 13, 2023, the Utilities filed an amended application to add Hawaiian Electric and Hawaii Electric Light as applicants. As of September 30, 2023, the amended application was subject to the PUC’s approval and no costs have been deferred.
While the Utilities plan to seek recovery of damage to covered electrical infrastructure under their insurance programs, the timing and amount of any insurance recoveries are not determinable at this time and as such, an insurance receivable has not been recorded as of the date of this filing. The Company’s property insurance has a total policy limit of $500 million with a $1 million retention for damages related to Utility-owned non-generating assets, including overhead transmission and distribution assets within 1,000 feet of such assets. The Utilities believe capital expenditures related to restoration that are not covered by insurance will be managed under their current regulatory mechanisms, the recovery of which would be subject to PUC approval.
ASB’s Lahaina branch, including most of its contents and automated teller machine, was destroyed in the fire. The Bank leased the property of its Lahaina location.
Third-party claims and other proceedings. Multiple civil and class action lawsuits related to the Maui windstorm and wildfires have been filed in the Maui and Oahu Circuit Courts against HEI, the Utilities, and other defendants, including the County of Maui, the State of Hawaii and related state entities, private landowners and developers, and telecommunications companies (collectively “tort-related legal claims”). Most of these lawsuits allege that the defendants were responsible for, and/or negligent in failing to prevent or respond to the wildfires that led to the property destruction and loss of life. Other claims include, among other things, personal injury, wrongful death, emotional distress and inverse condemnation. One lawsuit asserting similar theories and claims was filed by the County of Maui against HEI and the Utilities. Additional lawsuits may be filed against the Company and other defendants in the future. The plaintiffs seek to recover damages and other costs, including punitive damages. For a discussion of the Company’s assessment of potential exposure to claims, see Subsequent event - One ‘Ohana Initiative below.
On August 24, 2023, a putative securities class action captioned Bhangal v. Hawaiian Electric Industries, Inc., et al., No.: 3:23-cv-04332-JSC was filed in the United States District Court for the Northern District of California. The lawsuit alleges violations of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against HEI and certain of its current and former officers, and Section 20(a) of the Exchange Act against certain of HEI’s current and former officers. Plaintiff broadly alleges that HEI and certain of its current and former officers made materially false and misleading statements or omissions regarding HEI’s wildfire prevention and safety protocols and related matters. Plaintiffs seek unspecified monetary damages. On October 5, 2023, the court entered an order extending Defendants’ time to respond to the complaint until after a lead plaintiff has been appointed by the court in accordance with relevant procedures of the Private Securities Litigation Reform Act of 1995 and Defendants have not yet responded to the complaint. A hearing on competing motions for appointment of lead plaintiff is scheduled for November 30, 2023. The Company intends to vigorously defend against this action. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.
Also, on September 11, 2023, a putative shareholder derivative action captioned Rice v. Connors, et al., No. 1CCV-23-0001181 was filed in the Circuit Court of the First Circuit, State of Hawai‘i. This action is purportedly brought by a shareholder on behalf of nominal defendants HEI and Hawaiian Electric against certain current and former officers and directors of HEI and Hawaiian Electric. Plaintiff asserts Hawai‘i state law breach of fiduciary duty, abuse of control, corporate waste and unjust enrichment claims allegedly arising from the fires that occurred on Maui in August 2023 and certain of HEI’s prior public disclosures. Plaintiff seeks, on behalf of HEI and Hawaiian Electric, compensatory and punitive damages, restitution and equitable relief in the form of changes to HEI’s corporate governance, policies and culture. On October 27, 2023, the plaintiff filed an amended complaint adding claims for aiding and abetting state law breach of fiduciary duty, and for purported violations of Hawai‘i’s Nonprofit Corporations Act §414D-302. Defendants have not yet been served, and no substantive proceedings have occurred. While the Company has obligations to indemnify and/or advance the defendants’ legal

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
fees and costs in connection with this lawsuit, any monetary recovery in the derivative litigation should accrue to the Company. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
Legal costs in connection with the litigation and loss contingencies are expensed as incurred. For the three months ended September 30, 2023, the Company incurred and accrued $10.8 million ($6.3 million by the Utilities) of legal expenses to address these lawsuits and other legal matters related to the Maui windstorm and wildfires. The Company has $165 million of excess liability insurance for third party claims, including claims related to wildfires, with a possible retention of up to $1.5 million. Reimbursement of legal costs under the policy are recorded as a reduction of expense when probable and reasonably estimable.
Subsequent event - One ‘Ohana Initiative. On November 8, 2023, Hawaii Governor Josh Green announced the One ‘Ohana Initiative (the Initiative) as a collective path forward to recovery from the Maui windstorm and wildfires. The Initiative is a new humanitarian aid fund expected to exceed $150 million, with the objective to compensate, in an expedited manner, those who have lost loved ones and those who have suffered severe injuries in the Maui windstorm and wildfires. The Initiative provides an alternative to a lengthy and expensive legal process. Beneficiaries are anticipated to receive payments of more than $1 million each as early as the second quarter of 2024 after an administrator is selected and processes are established. In exchange for receiving such a payment, beneficiaries will be required to waive their ability to pursue legal claims for wrongful death and severe injuries.
Hawaiian Electric fully supports this humanitarian initiative and has pledged to contribute up to $75 million. The Governor announced that other parties, including the State of Hawaii, the County of Maui, and Kamehameha Schools have all agreed to contribute to the fund, and additional contributions from other parties are possible. Hawaiian Electric’s contribution to the Initiative will be less than half of the total, and Hawaiian Electric's insurance carriers have agreed to fund its share of the contributions to the fund. Hawaiian Electric’s contribution is reflective of its commitment to join with community partners to provide solutions to promote Maui’s recovery. Hawaiian Electric’s commitment to contribute to the Initiative is not an admission of guilt or reflection of fault or liability related to the wildfires.
In connection with its commitment to contribute to the Initiative, the Utilities accrued, as of September 30, 2023, $75 million, and concurrently, recorded an insurance reimbursement receivable of an equivalent amount as the recovery of the Utilities’ contribution to the Initiative under its excess liability insurance policy is deemed probable. The Initiative contemplates additional phases, including a process to potentially resolve remaining tort-related legal claims, as well as seeking legislation to reduce wildfire risk and provide financial support to help ensure a strong energy future for all of Hawaii. While the Utilities plan to participate in a process with the State and community partners to explore solutions to support Maui’s recovery and compensate victims for damages, the Utilities are unable to reasonably estimate any additional potential loss, or range of loss. If additional liabilities were to be incurred, the loss could be material to the Utilities’ results of operations, financial positions and cash flows. If any such losses were to be sufficiently high, the Utilities may not have liquidity or the ability to access liquidity at levels necessary to satisfy such losses.
The Utilities charged the pending contribution to expense, included in “Expenses-Other operation and maintenance” and “Expenses-Electric utility” in the Hawaiian Electric and subsidiaries Condensed Consolidated Statements of Income and HEI and subsidiaries’ Condensed Consolidated Statements of Income, respectively, which was offset by the probable insurance recovery.

(in millions)	September 30, 2023
2023 Maui windstorm and wildfires
One ‘Ohana Initiative contribution[1]	$75
Insurance recovery[2]	(75)

1 As of September 30, 2023, One ‘Ohana Initiative contribution is included in “Current liabilities-Other” and “Liabilities-Other” in the Hawaiian Electric and subsidiaries’ Condensed Consolidated Balance Sheet and HEI and subsidiaries’ Condensed Consolidated Balance Sheet, respectively.
2 As of September 30, 2023, One ‘Ohana Initiative insurance recoveries is included in “Current assets-Other accounts receivables, net” and “Assets-Accounts receivable and unbilled revenues, net” in the Hawaiian Electric and subsidiaries’ Condensed Consolidated Balance Sheet and HEI and subsidiaries’ Condensed Consolidated Balance Sheet, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 3 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended September 30, 2023
Revenues	$794,987	$100,974	$5,912	$901,873
Income (loss) before income taxes	$55,415	$12,749	$(19,054)	$49,110
Income taxes (benefit)	11,456	1,384	(5,319)	7,521
Net income (loss)	43,959	11,365	(13,735)	41,589
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	$43,461	$11,365	$(13,708)	$41,118
Nine months ended September 30, 2023
Revenues	$2,419,539	$291,716	$14,540	$2,725,795
Income (loss) before income taxes	$175,391	$61,511	$(48,121)	$188,781
Income taxes (benefit)	38,126	11,380	(12,591)	36,915
Net income (loss)	137,265	50,131	(35,530)	151,866
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	$135,769	$50,131	$(35,451)	$150,449
Total assets (at September 30, 2023)	$7,078,447	$9,657,428	$255,943	$16,991,818
Three months ended September 30, 2022
Revenues	$955,971	$81,411	$4,815	$1,042,197
Income (loss) before income taxes	$63,712	$27,281	$(11,088)	$79,905
Income taxes (benefit)	13,450	6,525	(2,623)	17,352
Net income (loss)	50,262	20,756	(8,465)	62,553
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	$49,764	$20,756	$(8,438)	$62,082
Nine months ended September 30, 2022
Revenues from external customers and other sources	$2,483,632	$231,850	$7,390	$2,722,872
Intersegment revenues (eliminations)	4	—	(4)	—
Revenues	$2,483,636	$231,850	$7,386	$2,722,872
Income (loss) before income taxes	$179,771	$79,605	$(25,774)	$233,602
Income taxes (benefit)	37,967	17,513	(7,085)	48,395
Net income (loss)	141,804	62,092	(18,689)	185,207
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	$140,308	$62,092	$(18,610)	$183,790
Total assets (at December 31, 2022)	$6,597,467	$9,545,970	$140,807	$16,284,244

Intercompany electricity sales of the Utilities to ASB and “other” segments are not eliminated because those segments would need to purchase electricity from another source if it were not provided by the Utilities and the profit on such sales is nominal.
Sales from Hamakua Energy, LLC (Hamakua Energy) to Hawaii Electric Light (a regulated affiliate) are eliminated in consolidation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Note 4 · Electric utility segment
Unconsolidated variable interest entities.
Power purchase agreements.  As of September 30, 2023, the Utilities had four power purchase agreements (PPAs) for firm capacity and other PPAs with independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or power production facilities who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs.
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
Commitments and contingencies.
Contingencies. The Utilities are subject in the normal course of business to legal, regulatory and environmental proceedings. Excluding the potential liabilities from the Maui windstorm and wildfires, management does not anticipate that the aggregate ultimate liability arising out of these pending or threatened legal proceedings will be material to its financial position. However, the Utilities cannot rule out the possibility that such outcomes could have a material effect on the results of operations or liquidity for a particular reporting period in the future. The Utilities record loss contingencies when the outcome of such proceedings is probable and when the amount of the loss is reasonably estimable. The Utilities also evaluate, on a continuous basis, whether developments in such proceedings could cause these assessments or estimates to change. Assessment regarding future events is required when evaluating whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable. Management is often unable to estimate a reasonably possible loss, or a range of loss, particularly in cases in which: (i) the damages sought are indeterminate or the basis for the damages claimed is not clear; (ii) proceedings are in early stages; (iii) discovery is not complete; (iv) the matters involve novel or unsettled legal theories; (v) significant facts are in dispute; (vi) a large number of parties are represented (including circumstances in which it is uncertain how liability, if any, would be shared among multiple defendants); (vii) a lower court or administrative agency’s decision or ruling has been appealed; and/or (vii) a wide range of potential outcomes exist. In such cases, there may be considerable uncertainty regarding the timing or ultimate resolution, including any possible loss, fine, penalty, or business impact.
August 2023 Maui windstorm and wildfires. See Note 2 of the Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Power purchase agreements.  Purchases from all IPPs were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2023	2022	2023	2022
Kalaeloa	$77	$101	$211	$244
AES Hawaii [1]	—	21	—	82
HPOWER	17	18	51	56
Hamakua Energy	13	16	52	46
Puna Geothermal Venture	7	13	24	37
Wind IPPs	42	37	99	93
Solar IPPs	21	18	57	44
Other IPPs [2]	1	1	5	5
Total IPPs	$178	$225	$499	$607
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
Stage 1 Renewable PPAs. In February 2018, the Utilities issued their Stage 1 renewable request for proposals and have procured eight renewable PPAs with a total of 274.5 MW capacity. The total annual payments to be made by the Utilities under the eight renewable PPAs are estimated at $71.2 million. The Utilities have received PUC approvals to recover the total projected annual payments under the eight renewable PPAs through the purchased power adjustment clause (PPAC) to the extent such costs are not included in base rates. The Utilities have accounted for the battery portion of three PPAs that were placed in service, including the AES Waikoloa Solar project that began commercial operation on April 21, 2023, which has a capacity of 30 MW with 120 MWh batteries, as finance leases and recorded lease liabilities with corresponding right-of-use assets of $124 million. The timing of the Utilities’ recognition of the expense conforms to ratemaking treatment for the Utilities’ recovery of the cost of electricity and is included in purchased power for the interest and amortization of financing leases related to PPAs. Any material differences between expense recognition and timing of payments are deferred as a regulatory asset or liability in order to match what is being recovered for ratemaking purposes.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
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
Waena Switchyard/Synchronous Condenser Project. In October 2020, to support efforts to increase renewable energy generation and reduce fossil fuel consumption by deactivating current generating units, Maui Electric filed a PUC application to construct a switchyard, which includes the extension of two 69 kV transmission lines and the relocation of another 69 kV transmission line; and the conversion of two generating units to synchronous condensers at Kahului Power Plant in central Maui. In November 2021, the PUC approved Maui Electric’s request to commit funds estimated at $38.8 million for the project, and to recover capital expenditures for the project under Exceptional Project Recovery Mechanism (EPRM) not to exceed $38.8 million, which shall be further reduced to reflect the total project cost exclusive of overhead costs not directly attributable to the project. The Waena Switchyard was placed in service on October 25, 2023. The conversion of the two generating units will be performed after the retirement of Kahului Power Plant Units 3 and 4, which is targeted for the end of 2027.
In approving the project, the PUC recognized that the project will facilitate the ability to accommodate increased renewable energy, as contemplated under the EPRM guidelines. As of September 30, 2023, $24.7 million has been incurred for the project.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985 and left the property in 1987. The federal Environmental Protection Agency (EPA) has since identified environmental impacts in the subsurface soil at the Site. In cooperation with the State of Hawaii Department of Health and EPA, Maui Electric further investigated the Site and the adjacent parcel to determine the extent of impacts of polychlorinated biphenyls (PCBs), residual fuel oils and other subsurface contaminants. Maui Electric has a reserve balance of $2.6 million as of September 30, 2023, representing the probable and reasonably estimable undiscounted cost for remediation of the Site and the adjacent parcel based on presently available information; however, final costs of remediation will depend on the cleanup approach implemented.
Additionally, on November 24, 2021, the current landowners of the Site, Misaki’s, Inc., filed a lawsuit against Hawaiian Electric (as alleged successor in interest to Molokai Electric, the prior owner of the Site) in the Circuit Court of the Second Circuit of the State of Hawaii (removed to the U.S. District Court for the District of Hawaii). The complaint, which was subsequently amended to include Maui Electric, alleges that Hawaiian Electric is responsible for remediation of the Site based on the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and the Hawaii Environmental Response Law under Hawaii Revised Statutes Chapter 128D, as well as being liable on contractual claims

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
related to a short leaseback period during the transition of ownership from Molokai Electric. On August 24, 2023, a settlement was reached between the parties.
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
As of September 30, 2023, the reserve account balance recorded by Hawaiian Electric to address the PCB contamination was $9.7 million. The reserve balance represents the probable and reasonably estimable undiscounted cost for the onshore and offshore investigation and remediation. The final remediation costs will depend on the actual onshore and offshore cleanup costs.
Kapolei pipeline. James Campbell Company (JCC) through its wholly owned subsidiary, Aina Nui Corporation discovered petroleum contamination in ground water during construction of a project in Kapolei in late 2022 and incurred approximately $0.8 million in remediation costs. JCC made a joint demand for these costs in June 2023 to the two companies, including Hawaiian Electric, that have pipelines in the area of the contamination. This demand was updated on September 1, 2023 to $1.2 million to incorporate additional costs. Based on the nature of the contamination, it is not clear whether it is consistent with what was in the Utilities’ pipelines or is wholly or partially the responsibility of the other pipeline owner. At this time, the parties are engaging in settlement discussions and the Utilities are unable to determine the ultimate outcome or the amount of any possible loss.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
continue its ongoing collaborative efforts to consider other potential new incentive mechanisms and to address other issues raised during the proceeding. On March 30, 2023, the PUC held a PBR Working Group coordination meeting to initiate subgroups on the Long-Term Grid Services PIM, modification/evaluation of existing PIMs, and comprehensive PBR Framework review priority topics.
In accordance with the June 2022 D&O, the Utilities filed their FIP on September 30, 2022, Long-Term Grid Services PIM proposal on July 3, 2023, and FF Retirement Report on October 13, 2023.
On October 16, 2023, the Utilities filed a request for limited suspension of the Transmission and Distribution (T&D) System Average Interruption Duration Index (SAIDI) PIM, the T&D System Average Interruption Frequency Index (SAIFI) PIM, and the target heat rate provision of Maui Electric Maui Division’s Energy Cost Recovery Clause (ECRC) tariff starting from August 8, 2023. The Utilities requested PUC approval of the suspension request by December 28, 2023.
On November 3, 2023, the Utilities, Ulupono Initiative LLC, and the County of Hawaii filed a stipulation on proposed modifications to the RPS-A, Call Center, AMI Utilization, and IRS PIM. The proposed PIM tariff modifications are intended to become effective on January 1, 2024, to the extent they can be approved by December 31, 2023. A decision on the stipulation is pending PUC approval.
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
Pursuant to PUC orders, the Utilities deferred certain COVID-19 related costs in regulatory asset accounts through December 31, 2021. In June 2022, the Utilities submitted an application to seek recovery of the COVID-19 related deferred costs, not to exceed the amount of $27.8 million, through the Z-factor over three years. Annual requests will be limited to actual costs incurred. The Utilities also proposed to accelerate flow-through of the Enterprise Resource Planning system benefits savings currently tracked in regulatory liability accounts to Hawaii Electric Light and Maui Electric customers as part of the customer dividend in the ARA if the PUC approves the application. As of September 30, 2023, the Utilities have recorded $8.8 million in regulatory assets for deferral of COVID-19 related costs. The updated amounts have been reflected in the Utilities’ COVID-19 Quarterly Reports to the PUC filed on October 31, 2023.
Earnings sharing mechanism. The PBR Framework established a symmetrical ESM for achieved rate-making ROACE outside of a 300 basis points dead band above or below the current authorized ROACE of 9.5% for each of the Utilities. There is a 50/50 sharing between customers and Utilities for the achieved rate-making ROACE falling within 150 basis points outside of the dead band in either direction, and a 90/10 sharing for any further difference. A reopening or review of the PBR terms may be triggered if the Utilities credit rating outlook indicates a potential credit downgrade below investment grade status, or if its achieved rate-making ROACE enters the outer most tier of the ESM.
On August 31, 2023, the PUC issued an order temporarily suspending the ESM until further notice. The intent of the order is to address the unintended consequence of customers potentially bearing the costs associated with the Maui windstorm and wildfires through the operation of the ESM without prior PUC review.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
project goes into service, pro-rated for the portion of the year the project is in service. Deferred and O&M expense projects are also eligible for EPRM recovery under the EPRM Guidelines. EPRM recoverable costs will be limited to the lesser of actual incurred project costs or PUC‑approved amounts, net of savings.
As of September 30, 2023, the Utilities annualized MPIR and EPRM revenue amounts totaled $31.1 million, including revenue taxes, for the Schofield Generating Station ($16.5 million), West Loch PV project ($3.3 million), Grid Modernization Strategy (GMS) Phase 1 project ($11.2 million for all three utilities) and Waiawa UFLS project ($0.1 million) that included the 2023 return on project amount (based on approved amounts) in rate base, depreciation and incremental O&M expenses. The PUC approved the Utilities’ recovery of the annualized 2023 MPIR amounts for the Schofield Generating Station, West Loch PV, GMS Phase 1, and Waiawa UFLS projects effective June 1, 2023 through the RBA rate adjustment.
As of September 30, 2023, the PUC approved two EPRM applications for projects totaling $41 million to the extent that the project costs are not included in rates. Currently, the Utilities are seeking EPRM recovery for five projects with total project costs up to $488 million, subject to PUC approval.
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
On March 22, 2023, the PUC issued an order temporarily suspending the filing of Pilot Notices, pending a stakeholder meeting which was convened on June 15, 2023 to discuss potential improvements to the Pilot Process.
On July 28, 2023, the PUC issued an order providing additional guidance on the Pilot Process, specifying expectations for future Pilot Notices submitted pursuant to the Pilot Process. The order lifted the temporary suspension on submitting Pilot Notices and the Utilities may file Pilot Notices consistent with the approved Workplan.
Performance incentive mechanisms. The PUC has established the following PIMs and SSMs: (1) Service Quality performance incentives, (2) Phase 1 Request for proposal (RFP) PIM for procurement of low-cost renewable energy, (3) Phase 2 RFP PIMs for generation and generation plus storage project, and grid services and standalone storage, (4) PIMs established in the PBR D&O and (5) PIMs and a SSM established in the June 2022 D&O.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
above and below the target. The maximum penalty or reward is 8 basis points applied to the common equity share of each respective utility’s approved rate base (or maximum penalties or rewards of approximately $1.4 million - in total for the three utilities).
•Phase 1 RFP PIM. Procurement of low-cost variable renewable resources through the RFP process in 2018 is measured by comparison of the procurement price to target prices. The first portion of the incentive was earned upon PUC approval of the PPAs. Based on the seven PPAs approved in 2019, the Utilities recognized $1.7 million in 2019 with the remaining award to be recognized in the year following the in-service date of the projects prorated in proportion to the actual amount of energy utilized, which is estimated to occur from 2023 to 2025. In September 2023, the Utilities accrued $0.1 million (for Hawaiian Electric) in incentives related to one PPA. The net reward was reflected in the 2023 fall revenue report filing.
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
•The PUC established the following PIMs and SSM in its June 2022 D&O, which became effective on January 1, 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
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
Annual review cycle. PBR D&O established an annual review cycle for revenue adjustments under the PBR Framework, including the biannual submission of the revenue reports. The Utilities’ fall revenue report was filed on October 31, 2023, which is subject to PUC approval. The Utilities reflected in the 2023 fall revenue report the COVID-19 related deferred costs to be recovered, and the Enterprise Resource Planning system benefits savings to be returned to Hawaii Electric Light and Maui Electric customers, respectively in 2024. These adjustments to the ARA are pending the PUC’s review and approval. (See discussion under “Regulatory assets and liabilities” in Note 4 of the Condensed Consolidated Financial Statements). The filing reflected ARA revenues for 2023 to be collected from January 1 through December 31, 2024, as follows:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
2024 ARA revenues	$16.6	$4.1	$4.0	$24.7
Management Audit savings commitment	(4.6)	(1.0)	(1.0)	(6.6)
Enterprise Resource Planning system benefits savings	—	(1.3)	(1.9)	(3.2)
COVID-19 related cost recovery	2.6	0.2	0.6	3.4
Net 2024 ARA revenues	$14.6	$2.0	$1.7	$18.3
Note: Columns may not foot due to rounding.
The proposed net incremental amounts between the 2023 spring and fall revenue reports are shown in the following table. The amounts are to be collected (refunded) from January 1 through December 31, 2024 under the RBA rate tariffs, which were proposed in the 2023 fall revenue report filing and are subject to PUC approval.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Total
Incremental RAM revenues and ARA revenues	$19.2	$3.0	$2.7	$24.9
Annual change in accrued RBA balance through September 30, 2023 (and associated revenue taxes)	3.6	(0.3)	0.1	3.4
Incremental Performance Incentive Mechanisms (net)	0.1	—	—	0.1
Net incremental amount to be collected under the RBA rate tariffs	$22.9	$2.7	$2.8	$28.4
Note: Columns may not foot due to rounding.
Regulatory assets and liabilities.
Regulatory liabilities for Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM). The ERP/EAM Implementation Project went live in October 2018. Hawaii Electric Light and Hawaiian Electric began to incorporate their portion of the deferred project costs in rate base and started the amortization over a 12-year period in January 2020 and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
November 2020, respectively. The PUC required a minimum of $246 million ERP/EAM project-related benefit to be delivered to customers over the system’s 12-year service life.
In February 2019, the PUC approved a methodology for passing the future cost saving benefits of the new ERP/EAM system to customers developed by the Utilities in collaboration with the Consumer Advocate. The Utilities filed a benefits clarification document on June 10, 2019, reflecting $150 million in future net other operation and maintenance (O&M) expense reductions and cost avoidance, and $96 million in capital cost reductions and tax savings over the 12-year service life. To the extent the reduction in O&M expense relates to amounts reflected in electric rates, the Utilities would reduce future rates for such amounts. In October 2019, the PUC approved the Utilities and the Consumer Advocate’s Stipulated Performance Metrics and Tracking Mechanism. As part of the settlement agreement approved in the Hawaiian Electric 2020 test year rate case, the regulatory liability for Hawaiian Electric will be amortized over five years, beginning in November 2020, and the O&M benefits for Hawaiian Electric was considered flowed through to customers. In June 2022, to mitigate the impact of the Utilities’ request for recovery of the COVID-19 related costs on customers, the Utilities also proposed to accelerate flow-through of the ERP benefits savings currently tracked in regulatory liability accounts to Hawaii Electric Light and Maui Electric customers as part of the customer dividend in the ARA, pending the PUC’s approval. See “Regulatory assets for COVID-19 related costs” section below.
As of September 30, 2023, the Utilities’ regulatory liability was $11.9 million ($3.0 million for Hawaiian Electric, $3.5 million for Hawaii Electric Light and $5.4 million for Maui Electric) for the O&M expense savings that are being amortized or to be included in future rates. At the PUC’s direction, the Utilities have been filing Annual Enterprise System Benefits (AESB) report on the achieved benefits savings. The most recent AESB report was filed on February 14, 2023 for the period January 1 through December 31, 2022.
Regulatory assets for COVID-19 related costs. On May 4, 2020, the PUC issued an order, authorizing all utilities, including the Utilities, to establish regulatory assets to record costs resulting from the suspension of disconnections of service during the pendency of the Governor’s Emergency Proclamation and until otherwise ordered by the PUC. In future proceedings, the PUC will consider the reasonableness of the costs, the appropriate period of recovery, any amount of carrying costs thereon, and any savings directly attributable to suspension of disconnects, and other related matters. As part of the order, the PUC prohibits the Utilities from charging late payment fees on past due payments. As the moratorium on customer disconnections ended on May 31, 2021, the Utilities have resumed charging late payment fees in July 2021. Pursuant to PUC orders, the deferral of COVID-19 related costs by the Utilities ended on December 31, 2020. On October 1, 2021, the PUC approved the Utilities’ request to extend the deferral period to December 31, 2021. In December 2021, to keep customers connected and provide some relief to customers experiencing financial difficulty during the pandemic, the Utilities committed to issuing $2 million in bill credits to qualified customers. The Utilities will not seek recovery for the issued bill credits, resulting in a reduction to the cumulative deferred costs. On June 9, 2022, the Utilities filed an application with the PUC, requesting recovery of a portion of the COVID-19 related deferral costs, net of cost savings realized, not to exceed the amount of $27.8 million over three years, through the Z-factor, from June 2023 through May 2026. Annual requests will be limited to actual costs incurred. This adjustment to the ARA is subject to PUC approval. On January 25, 2023, the PUC issued an order to modify the procedural schedule to allow more time for more discovery and consideration of the application. As of September 30, 2023, the Utilities have recorded $8.8 million in regulatory assets for deferral of COVID-19 related costs.
Regulatory assets for suspension of disconnections related costs. Based on the circumstances related to the Maui windstorm and wildfires, on August 31, 2023 and subsequently on October 13, 2023, the PUC issued orders directing all regulated utilities located on, or providing utility service on Maui, including the Utilities, among other things, (i) to suspend disconnections of services and associated disconnection fees beginning from August 8, 2023, through the end of the emergency relief period established by the Governor’s Emergency Proclamations related to the Maui windstorm and wildfires, which currently continues through January 5, 2024 (Suspension Period); (ii) to suspend any and all rules and provisions of individual utility tariffs that prevent or condition re-connection of disconnected customers during the Suspension Period; (iii) not to charge customers interest on past due payments or impose any late payment fees through the Suspension Period; (iv) to establish regulatory assets to record costs directly related to the suspension of disconnections, and to record receipt of governmental aid and donation-based aid, loans or grants, and/or all other assistance measures, and any cost savings realized; and (v) to file a notice with the PUC regarding any upcoming application or other request pursuant to HRS Sections 269-16.3, -17, -17.5, -18, -19 or -19.5 and/or regarding any significant financial change to the Maui utility, at least 60 days prior to filing such application or other request with the PUC. The orders also discourage the filing of emergency or general rate increases in response to the emergency situation. In future proceedings, the PUC will assess the utility’s request for recovery of these regulatory assets including whether it is reasonable and necessary, the appropriate period of recovery for the approved amount of regulatory assets, any amount of carrying costs thereon, any savings directly attributable to suspension of disconnects, and other related

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
matters. As of September 30, 2023, the Utilities have recorded $0.1 million in regulatory assets for the incremental costs incurred due to the suspension of disconnections.
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
Condensed consolidating financial information. Condensed consolidating financial information for Hawaiian Electric and its subsidiaries are presented for the three and nine month periods ended September 30, 2023 and 2022, and as of September 30, 2023 and December 31, 2022.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended September 30, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$570,323	116,192	108,472	—	—	$794,987
Expenses
Fuel oil	196,223	30,956	40,259	—	—	267,438
Purchased power	132,536	30,265	14,994	—	—	177,795
Other operation and maintenance	83,528	21,351	37,629	—	—	142,508
Depreciation	41,276	10,635	9,254	—	—	61,165
Taxes, other than income taxes	53,511	10,857	10,355	—	—	74,723
Total expenses	507,074	104,064	112,491	—	—	723,629
Operating income (loss)	63,249	12,128	(4,019)	—	—	71,358
Allowance for equity funds used during construction	3,005	366	629	—	—	4,000
Equity in earnings of subsidiaries	3,005	—	—	—	(3,005)	—
Retirement defined benefits credit (expense)—other than service costs	992	163	(23)	—	—	1,132
Interest expense and other charges, net	(16,295)	(2,988)	(3,164)	—	—	(22,447)
Allowance for borrowed funds used during construction	1,047	117	208	—	—	1,372
Income (loss) before income taxes	55,003	9,786	(6,369)	—	(3,005)	55,415
Income taxes	11,272	2,234	(2,050)	—	—	11,456
Net income (loss)	43,731	7,552	(4,319)	—	(3,005)	43,959
Preferred stock dividends of subsidiaries	—	133	95	—	—	228
Net income (loss) attributable to Hawaiian Electric	43,731	7,419	(4,414)	—	(3,005)	43,731
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income (loss) for common stock	$43,461	7,419	(4,414)	—	(3,005)	$43,461

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended September 30, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Net income (loss) for common stock	$43,461	7,419	(4,414)	—	(3,005)	$43,461
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net gains recognized during the period in net periodic benefit cost, net of taxes	(547)	(55)	(71)	—	126	(547)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	470	54	63	—	(117)	470
Other comprehensive loss, net of taxes	(77)	(1)	(8)	—	9	(77)
Comprehensive income (loss) attributable to common shareholder	$43,384	7,418	(4,422)	—	(2,996)	$43,384

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Three months ended September 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$693,281	130,858	131,910	—	(78)	$955,971
Expenses
Fuel oil	280,447	40,540	62,615	—	—	383,602
Purchased power	171,470	37,263	16,476	—	—	225,209
Other operation and maintenance	77,115	21,882	22,113	—	—	121,110
Depreciation	39,474	10,350	8,887	—	—	58,711
Taxes, other than income taxes	64,051	12,026	12,213	—	—	88,290
Total expenses	632,557	122,061	122,304	—	—	876,922
Operating income	60,724	8,797	9,606	—	(78)	79,049
Allowance for equity funds used during construction	2,063	206	283	—	—	2,552
Equity in earnings of subsidiaries	10,577	—	—	—	(10,577)	—
Retirement defined benefits credit (expense)—other than service costs	760	166	(31)	—	—	895
Interest expense and other charges, net	(14,221)	(2,716)	(2,750)	—	78	(19,609)
Allowance for borrowed funds used during construction	674	63	88	—	—	825
Income before income taxes	60,577	6,516	7,196	—	(10,577)	63,712
Income taxes	10,543	1,424	1,483	—	—	13,450
Net income	50,034	5,092	5,713	—	(10,577)	50,262
Preferred stock dividends of subsidiaries	—	133	95	—	—	228
Net income attributable to Hawaiian Electric	50,034	4,959	5,618	—	(10,577)	50,034
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$49,764	4,959	5,618	—	(10,577)	$49,764

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended September 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$49,764	4,959	5,618	—	(10,577)	$49,764
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of taxes	5,411	768	732	—	(1,500)	5,411
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(5,303)	(766)	(733)	—	1,499	(5,303)
Other comprehensive income (loss), net of taxes	108	2	(1)	—	(1)	108
Comprehensive income attributable to common shareholder	$49,872	4,961	5,617	—	(10,578)	$49,872

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
Nine months ended September 30, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,742,542	343,554	333,573	—	(130)	$2,419,539
Expenses
Fuel oil	663,521	79,187	138,984	—	—	881,692
Purchased power	362,275	101,597	35,118	—	—	498,990
Other operation and maintenance	255,728	64,367	87,089	—	—	407,184
Depreciation	123,114	31,906	27,761	—	—	182,781
Taxes, other than income taxes	164,510	31,983	31,541	—	—	228,034
Total expenses	1,569,148	309,040	320,493	—	—	2,198,681
Operating income	173,394	34,514	13,080	—	(130)	220,858
Allowance for equity funds used during construction	8,604	1,004	1,465	—	—	11,073
Equity in earnings of subsidiaries	25,960	—	—	—	(25,960)	—
Retirement defined benefits credit (expense)—other than service costs	2,801	500	(74)	—	—	3,227
Interest expense and other charges, net	(45,594)	(8,794)	(9,307)	—	130	(63,565)
Allowance for borrowed funds used during construction	2,995	321	482	—	—	3,798
Income before income taxes	168,160	27,545	5,646	—	(25,960)	175,391
Income taxes	31,581	6,261	284	—	—	38,126
Net income	136,579	21,284	5,362	—	(25,960)	137,265
Preferred stock dividends of subsidiaries	—	400	286	—	—	686
Net income attributable to Hawaiian Electric	136,579	20,884	5,076	—	(25,960)	136,579
Preferred stock dividends of Hawaiian Electric	810	—	—	—	—	810
Net income for common stock	$135,769	20,884	5,076	—	(25,960)	$135,769

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Nine months ended September 30, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$135,769	20,884	5,076	—	(25,960)	$135,769
Other comprehensive loss, net of taxes:
Retirement benefit plans:
Adjustment for amortization of prior service credit and net gains recognized during the period in net periodic benefit cost, net of taxes	(1,487)	(166)	(200)	—	366	(1,487)
Reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	1,321	157	177	—	(334)	1,321
Other comprehensive loss, net of taxes	(166)	(9)	(23)	—	32	(166)
Comprehensive income attributable to common shareholder	$135,603	20,875	5,053	—	(25,928)	$135,603

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
September 30, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsi- diary	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$42,859	5,645	3,594	—	—	$52,098
Plant and equipment	5,422,393	1,448,183	1,329,252	—	—	8,199,828
Right-of-use assets - finance lease	88,297	36,075	—	—	—	124,372
Less accumulated depreciation	(1,953,609)	(663,303)	(605,118)	—	—	(3,222,030)
Construction in progress	258,204	35,281	63,804	—	—	357,289
Utility property, plant and equipment, net	3,858,144	861,881	791,532	—	—	5,511,557
Nonutility property, plant and equipment, less accumulated depreciation	5,295	115	1,532	—	—	6,942
Total property, plant and equipment, net	3,863,439	861,996	793,064	—	—	5,518,499
Investment in wholly owned subsidiaries, at equity	703,311	—	—	—	(703,311)	—
Current assets
Cash and cash equivalents	233,518	32,716	8,543	77	—	274,854
Restricted cash	2,000	—	—	—	—	2,000
Customer accounts receivable, net	172,730	34,550	34,482	—	—	241,762
Accrued unbilled revenues, net	132,552	22,062	24,713	—	—	179,327
Other accounts receivable, net	115,498	7,124	11,778	—	(44,577)	89,823
Fuel oil stock, at average cost	112,468	14,400	25,900	—	—	152,768
Materials and supplies, at average cost	58,834	13,077	27,615	—	—	99,526
Prepayments and other	41,304	5,468	7,766	—	—	54,538
Regulatory assets	49,489	5,110	3,322	—	—	57,921
Total current assets	918,393	134,507	144,119	77	(44,577)	1,152,519
Other long-term assets
Operating lease right-of-use assets	36,627	29,193	10,241	—	—	76,061
Regulatory assets	146,735	14,583	11,958	—	—	173,276
Other	112,601	33,011	29,468	—	(16,988)	158,092
Total other long-term assets	295,963	76,787	51,667	—	(16,988)	407,429
Total assets	$5,781,106	1,073,290	988,850	77	(764,876)	$7,078,447
Capitalization and liabilities
Capitalization
Common stock equity	$2,383,023	352,170	351,064	77	(703,311)	$2,383,023
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	1,426,353	249,308	258,383	—	—	1,934,044
Total capitalization	3,831,669	608,478	614,447	77	(703,311)	4,351,360
Current liabilities
Current portion of operating lease liabilities	7,308	6,942	2,762	—	—	17,012
Current portion of long-term debt	49,998	19,999	29,999	—	—	99,996
Accounts payable	141,738	25,436	34,525	—	—	201,699
Interest and preferred dividends payable	21,304	3,924	4,830	—	—	30,058
Taxes accrued, including revenue taxes	196,037	40,706	37,529	—	—	274,272
Regulatory liabilities	9,999	6,842	9,484	—	—	26,325
Other	148,400	23,182	36,302	—	(44,577)	163,307
Total current liabilities	574,784	127,031	155,431	—	(44,577)	812,669
Deferred credits and other liabilities
Operating lease liabilities	35,967	22,575	7,757	—	—	66,299
Finance lease liabilities	82,935	35,205	—	—	—	118,140
Deferred income taxes	274,577	50,405	60,693	—	—	385,675
Regulatory liabilities	770,268	197,045	108,136	—	—	1,075,449
Unamortized tax credits	65,153	12,410	12,184	—	—	89,747
Defined benefit pension liability	65,872	—	—	—	(16,988)	48,884
Other	79,881	20,141	30,202	—	—	130,224
Total deferred credits and other liabilities	1,374,653	337,781	218,972	—	(16,988)	1,914,418
Total capitalization and liabilities	$5,781,106	1,073,290	988,850	77	(764,876)	$7,078,447

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Nine months ended September 30, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2022	$2,344,170	344,720	357,036	77	(701,833)	$2,344,170
Net income for common stock	135,769	20,884	5,076	—	(25,960)	135,769
Other comprehensive loss, net of taxes	(166)	(9)	(23)	—	32	(166)
Common stock dividends	(96,750)	(13,425)	(11,025)	—	24,450	(96,750)
Balance, September 30, 2023	$2,383,023	352,170	351,064	77	(703,311)	$2,383,023

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Changes in Common Stock Equity
Nine months ended September 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2021	$2,261,899	332,900	343,260	77	(676,237)	$2,261,899
Net income for common stock	140,308	17,994	18,481	—	(36,475)	140,308
Other comprehensive income, net of taxes	210	4	—	—	(4)	210
Common stock dividends	(94,425)	(12,300)	(11,400)	—	23,700	(94,425)
Balance, September 30, 2022	$2,307,992	338,598	350,341	77	(689,016)	$2,307,992

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2023

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$336,248	59,029	35,284	—	(24,450)	$406,111
Cash flows from investing activities
Capital expenditures	(217,276)	(47,609)	(69,612)	—	—	(334,497)
Advances from affiliates	—	4,500	21,700	—	(26,200)	—
Other	3,179	912	1,125	—	—	5,216
Net cash used in investing activities	(214,097)	(42,197)	(46,787)	—	(26,200)	(329,281)
Cash flows from financing activities
Common stock dividends	(96,750)	(13,425)	(11,025)	—	24,450	(96,750)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Proceeds from issuance of long-term debt	300,000	25,000	25,000	—	—	350,000
Net decrease in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(114,167)	—	—	—	26,200	(87,967)
Payments of obligations under finance leases	(1,914)	(248)	—			(2,162)
Other	(571)	(135)	(137)	—	—	(843)
Net cash provided by financing activities	85,788	10,792	13,552	—	50,650	160,782
Net increase in cash, cash equivalents and restricted cash	207,939	27,624	2,049	—	—	237,612
Cash, cash equivalents and restricted cash, beginning of period	27,579	5,092	6,494	77	—	39,242
Cash, cash equivalents and restricted cash, end of period	235,518	32,716	8,543	77	—	276,854
Less: Restricted cash	(2,000)	—	—	—	—	(2,000)
Cash and cash equivalents, end of period	$233,518	32,716	8,543	77	—	$274,854

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2022

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiary	Consolidating adjustments	Hawaiian Electric Consolidated
Net cash provided by operating activities	$74,053	38,302	35,512	—	(23,700)	$124,167
Cash flows from investing activities
Capital expenditures	(152,015)	(34,055)	(39,806)	—	—	(225,876)
Advances from (to) affiliates	1,000	(1,500)	(16,000)	—	16,500	—
Other	4,545	825	1,380	—	—	6,750
Net cash used in investing activities	(146,470)	(34,730)	(54,426)	—	16,500	(219,126)
Cash flows from financing activities
Common stock dividends	(94,425)	(12,300)	(11,400)	—	23,700	(94,425)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Proceeds from issuance of long-term debt	40,000	10,000	10,000	—	—	60,000
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	114,950	(1,000)	—	—	(16,500)	97,450
Payments of obligations under finance leases	(266)	—	—	—	—	(266)
Other	(170)	(44)	(44)	—	—	(258)
Net cash provided by (used in) financing activities	59,279	(3,744)	(1,730)	—	7,200	61,005
Net decrease in cash and cash equivalents	(13,138)	(172)	(20,644)	—	—	(33,954)
Cash and cash equivalents, beginning of period	26,433	5,326	23,422	77	—	55,258
Cash and cash equivalents, end of period	$13,295	5,154	2,778	77	—	$21,304

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Note 5 · Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income and Comprehensive Income Data

	Three months ended September 30		Nine months ended September 30
(in thousands)	2023	2022	2023	2022
Interest and dividend income
Interest and fees on loans	$71,540	$53,365	$204,348	$147,499
Interest and dividends on investment securities	14,096	15,052	42,508	43,729
Total interest and dividend income	85,636	68,417	246,856	191,228
Interest expense
Interest on deposit liabilities	14,446	1,704	30,944	3,572
Interest on other borrowings	8,598	1,055	25,171	1,199
Total interest expense	23,044	2,759	56,115	4,771
Net interest income	62,592	65,658	190,741	186,457
Provision for credit losses	8,835	(186)	10,053	(692)
Net interest income after provision for credit losses	53,757	65,844	180,688	187,149
Noninterest income
Fees from other financial services	4,703	4,763	14,391	15,066
Fee income on deposit liabilities	4,924	4,879	14,027	14,122
Fee income on other financial products	2,440	2,416	7,952	7,663
Bank-owned life insurance	2,303	122	5,683	661
Mortgage banking income	341	181	701	1,630
Gain on sale of real estate	—	—	495	1,002
Other income, net	627	633	2,106	1,480
Total noninterest income	15,338	12,994	45,355	41,624
Noninterest expense
Compensation and employee benefits	29,902	28,597	89,500	83,478
Occupancy	5,154	5,577	16,281	16,996
Data processing	5,133	4,509	15,240	13,144
Services	3,627	2,751	8,911	7,712
Equipment	3,125	2,432	8,728	7,163
Office supplies, printing and postage	1,022	1,123	3,296	3,256
Marketing	984	925	2,834	2,877
Other expense	7,399	5,643	19,742	14,542
Total noninterest expense	56,346	51,557	164,532	149,168
Income before income taxes	12,749	27,281	61,511	79,605
Income taxes	1,384	6,525	11,380	17,513
Net income	11,365	20,756	50,131	62,092
Other comprehensive income (loss), net of taxes	(34,231)	(98,942)	(23,011)	(310,218)
Comprehensive income (loss)	$(22,866)	$(78,186)	$27,120	$(248,126)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Reconciliation to amounts per HEI Condensed Consolidated Statements of Income*:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2023	2022	2023	2022
Interest and dividend income	$85,636	$68,417	$246,856	$191,228
Noninterest income	15,338	12,994	45,355	41,624
Less: Gain on sale of real estate	—	—	495	1,002
*Revenues-Bank	100,974	81,411	291,716	231,850
Total interest expense	23,044	2,759	56,115	4,771
Provision for credit losses	8,835	(186)	10,053	(692)
Noninterest expense	56,346	51,557	164,532	149,168
Less: Gain on sale of real estate	—	—	495	1,002
Less: Retirement defined benefits credit—other than service costs	(190)	(181)	(564)	(552)
*Expenses-Bank	88,415	54,311	230,769	152,797
*Operating income-Bank	12,559	27,100	60,947	79,053
Add back: Retirement defined benefits credit—other than service costs	(190)	(181)	(564)	(552)
Income before income taxes	$12,749	$27,281	$61,511	$79,605

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	September 30, 2023		December 31, 2022
Assets
Cash and due from banks		$139,059		$153,042
Interest-bearing deposits		124,531		3,107
Cash and cash equivalents		263,590		156,149
Investment securities
Available-for-sale, at fair value		1,266,412		1,429,667
Held-to-maturity, at amortized cost (fair value of $1,052,221 and $1,150,971, respectively)		1,212,005		1,251,747
Stock in Federal Home Loan Bank, at cost		18,000		26,560
Loans held for investment		6,191,006		5,978,906
Allowance for credit losses		(76,366)		(72,216)
Net loans		6,114,640		5,906,690
Loans held for sale, at lower of cost or fair value		2,171		824
Other		698,420		692,143
Goodwill		82,190		82,190
Total assets		$9,657,428		$9,545,970
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$2,573,010		$2,811,077
Deposit liabilities—interest-bearing		5,651,341		5,358,619
Other borrowings		750,000		695,120
Other		224,136		212,269
Total liabilities		9,198,487		9,077,085

Common stock		1		1
Additional paid-in capital		357,742		355,806
Retained earnings		460,824		449,693
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(350,234)		$(328,904)
Retirement benefit plans	(9,392)	(359,626)	(7,711)	(336,615)
Total shareholder’s equity		458,941		468,885
Total liabilities and shareholder’s equity		$9,657,428		$9,545,970

Other assets
Bank-owned life insurance		$186,143		$182,986
Premises and equipment, net		189,950		195,324
Accrued interest receivable		29,361		25,077
Mortgage-servicing rights		8,376		9,047
Low-income housing investments		103,580		106,978
Deferred tax asset		127,735		116,441
Real estate acquired in settlement of loans, net		—		115
Other		53,275		56,175
		$698,420		$692,143
Other liabilities
Accrued expenses		$102,540		$97,295
Federal and state income taxes payable		845		863
Cashier’s checks		38,483		36,401
Advance payments by borrowers		4,289		9,637
Other		77,979		68,073
		$224,136		$212,269

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Other borrowings consisted of FHLB advances and borrowings from the Federal Reserve Bank.
Investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months			12 months or longer
(dollars in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
September 30, 2023
Available-for-sale
U.S. Treasury and federal agency obligations	$82,252	$—	$(7,252)	$75,000	—	$—	$—	14	$75,000	$(7,252)
Mortgage-backed securities*	1,427,186	—	(282,019)	1,145,167	5	12,650	(3,432)	178	1,132,517	(278,587)
Corporate bonds	35,273	—	(3,522)	31,751	—	—	—	3	31,751	(3,522)
Mortgage revenue bonds	14,494	—	—	14,494	—	—	—	—	—	—
	$1,559,205	$—	$(292,793)	$1,266,412	5	$12,650	$(3,432)	195	$1,239,268	$(289,361)
Held-to-maturity
U.S. Treasury and federal agency obligations	$59,912	$—	$(9,541)	$50,371	—	$—	$—	3	$50,371	$(9,541)
Mortgage-backed securities*	1,152,093	—	(150,243)	1,001,850	62	612,587	(42,892)	41	389,263	(107,351)
	$1,212,005	$—	$(159,784)	$1,052,221	62	$612,587	$(42,892)	44	$439,634	$(116,892)
December 31, 2022
Available-for-sale
U.S. Treasury and federal agency obligations	$88,344	$—	$(7,281)	$81,063	12	$41,201	$(2,120)	4	$39,862	$(5,161)
Mortgage-backed securities*	1,530,582	—	(237,614)	1,292,968	113	455,836	(56,999)	70	837,132	(180,615)
Corporate bonds	44,377	—	(3,643)	40,734	4	29,644	(2,028)	1	11,090	(1,615)
Mortgage revenue bonds	14,902	—	—	14,902	—	—	—	—	—	—
	$1,678,205	$—	$(248,538)	$1,429,667	129	$526,681	$(61,147)	75	$888,084	$(187,391)
Held-to-maturity
U.S. Treasury and federal agency obligations	$59,894	$—	$(8,478)	$51,416	1	$16,874	$(3,222)	2	$34,542	$(5,256)
Mortgage-backed securities*	1,191,853	2,670	(94,968)	1,099,555	22	183,629	(10,593)	51	567,250	(84,375)
	$1,251,747	$2,670	$(103,446)	$1,150,971	23	$200,503	$(13,815)	53	$601,792	$(89,631)
* Issued or guaranteed by U.S. Government agencies or sponsored agencies
ASB does not believe that the investment securities that were in an unrealized loss position at September 30, 2023 and December 31, 2022, represent a credit loss. Total gross unrealized losses were primarily attributable to change in market conditions. On a quarterly basis the investment securities are evaluated for changes in financial condition of the issuer. Based upon ASB’s evaluation, all securities held within the investment portfolio continue to be rated investment grade by one or more agencies. The contractual cash flows of the U.S. Treasury, federal agency obligations and agency mortgage-backed securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis and there have been no adverse changes in the timing of the contractual cash flows for the securities. ASB’s investment securities portfolio did not require an allowance for credit losses at September 30, 2023 and December 31, 2022.
U.S. Treasury, federal agency obligations, corporate bonds, and mortgage revenue bonds have contractual terms to maturity. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.
The contractual maturities of investment securities were as follows:

September 30, 2023	Amortized cost	Fair value
(in thousands)
Available-for-sale
Due in one year or less	$1,811	$1,782
Due after one year through five years	115,714	104,970
Due after five years through ten years	14,494	14,494
Due after ten years	—	—
	132,019	121,246
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,427,186	1,145,166
Total available-for-sale securities	$1,559,205	$1,266,412
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	39,824	34,133
Due after five years through ten years	20,088	16,238
Due after ten years	—	—
	59,912	50,371
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	1,152,093	1,001,850
Total held-to-maturity securities	$1,212,005	$1,052,221
There were no sales of available-for-sale securities for the three months and nine months ended September 30, 2023 and 2022.

The components of loans were summarized as follows:

	September 30, 2023	December 31, 2022
(in thousands)
Real estate:
Residential 1-4 family	$2,566,300	$2,479,637
Commercial real estate	1,400,570	1,358,123
Home equity line of credit	1,032,749	1,002,905
Residential land	20,245	20,679
Commercial construction	168,539	88,489
Residential construction	17,295	20,788
Total real estate	5,205,698	4,970,621
Commercial	732,458	779,691
Consumer	282,946	254,709
Total loans	6,221,102	6,005,021
Less: Deferred fees and discounts	(30,096)	(26,115)
Allowance for credit losses	(76,366)	(72,216)
Total loans, net	$6,114,640	$5,906,690
ASB's policy is to require private mortgage insurance on all real estate loans when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For non-owner occupied residential property purchases, the loan-to-value ratio may not exceed 75% of the lower of the appraised value or purchase price at origination.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Allowance for credit losses.  The allowance for credit losses (balances and changes) by portfolio segment were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Total
Three months ended September 30, 2023
Allowance for credit losses:
Beginning balance	$4,708	$20,278	$7,139	$653	$2,549	$26	$11,358	$22,357	$69,068
Charge-offs	—	—	—	—	—	—	(125)	(2,667)	(2,792)
Recoveries	57	—	131	1	—	—	725	841	1,755
Provision	1,702	2,180	505	(33)	1,075	16	(1,175)	4,065	8,335
Ending balance	$6,467	$22,458	$7,775	$621	$3,624	$42	$10,783	$24,596	$76,366
Three months ended September 30, 2022
Allowance for credit losses:
Beginning balance	$8,520	$20,900	$6,096	$677	$2,634	$46	$12,413	$18,170	$69,456
Charge-offs	—	—	—	—	—	—	(143)	(1,503)	(1,646)
Recoveries	2	—	14	—	—	—	303	963	1,282
Provision	(938)	136	(167)	12	(1,635)	3	378	3,525	1,314
Ending balance	$7,584	$21,036	$5,943	$689	$999	$49	$12,951	$21,155	$70,406
Nine months ended September 30, 2023
Allowance for credit losses:
Beginning balance	$6,270	$21,898	$6,125	$717	$1,195	$46	$12,426	$23,539	$72,216
Charge-offs	(990)	—	(360)	—	—	—	(509)	(7,558)	(9,417)
Recoveries	63	—	165	4	—	—	1,329	2,653	4,214
Provision	1,124	560	1,845	(100)	2,429	(4)	(2,463)	5,962	9,353
Ending balance	$6,467	$22,458	$7,775	$621	$3,624	$42	$10,783	$24,596	$76,366
Nine months ended September 30, 2022
Allowance for credit losses:
Beginning balance	$6,545	$24,696	$5,657	$646	$2,186	$18	$15,798	$15,584	$71,130
Charge-offs	—	—	—	—	—	—	(367)	(4,354)	(4,721)
Recoveries	13	—	56	101	—	—	1,055	2,964	4,189
Provision	1,026	(3,660)	230	(58)	(1,187)	31	(3,535)	6,961	(192)
Ending balance	$7,584	$21,036	$5,943	$689	$999	$49	$12,951	$21,155	$70,406

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Allowance for loan commitments.  The allowance for loan commitments by portfolio segment were as follows:

(in thousands)	Home equity line of credit	Commercial construction	Commercial loans	Total
Three months ended September 30, 2023
Allowance for loan commitments:
Beginning balance	$600	$3,800	$200	$4,600
Provision	—	500	—	500
Ending balance	$600	$4,300	$200	$5,100
Three months ended September 30, 2022
Allowance for loan commitments:
Beginning balance	$400	$4,100	$1,400	$5,900
Provision	—	(1,500)	—	(1,500)
Ending balance	$400	$2,600	$1,400	$4,400
Nine months ended September 30, 2023
Allowance for loan commitments:
Beginning balance	$400	$2,600	$1,400	$4,400
Provision	200	1,700	(1,200)	700
Ending balance	$600	$4,300	$200	$5,100
Nine months ended September 30, 2022
Allowance for loan commitments:
Beginning balance	$400	$3,700	$800	$4,900
Provision	—	(1,100)	600	(500)
Ending balance	$400	$2,600	$1,400	$4,400
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
The credit risk profile by vintage date based on payment activity or internally assigned grade for loans was as follows:

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Converted to term loans	Total
September 30, 2023
Residential 1-4 family
Current	$199,880	$414,053	$741,401	$405,552	$107,566	$692,167	$—	$—	$2,560,619
30-59 days past due	—	—	—	267	—	2,654	—	—	2,921
60-89 days past due	—	—	—	—	—	973	—	—	973
Greater than 89 days past due	—	—	—	—	—	1,787	—	—	1,787
	199,880	414,053	741,401	405,819	107,566	697,581	—	—	2,566,300
Current YTD period
Gross charge-offs	—	—	—	—	—	990	—	—	990
Home equity line of credit
Current	—	—	—	—	—	—	976,029	54,579	1,030,608
30-59 days past due	—	—	—	—	—	—	463	246	709
60-89 days past due	—	—	—	—	—	—	350	321	671
Greater than 89 days past due	—	—	—	—	—	—	495	266	761
	—	—	—	—	—	—	977,337	55,412	1,032,749
Current YTD period
Gross charge-offs	—	—	—	—	—	—	77	283	360
Residential land
Current	3,077	5,118	7,549	3,518	—	983	—	—	20,245
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	3,077	5,118	7,549	3,518	—	983	—	—	20,245
Current YTD period
Gross charge-offs	—	—	—	—	—	—	—	—	—
Residential construction
Current	2,780	11,019	3,496	—	—	—	—	—	17,295
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	2,780	11,019	3,496	—	—	—	—	—	17,295
Current YTD period
Gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer
Current	82,282	164,693	12,203	2,394	1,010	222	10,345	3,413	276,562
30-59 days past due	822	1,882	122	43	49	1	46	156	3,121
60-89 days past due	362	933	108	35	52	—	32	81	1,603
Greater than 89 days past due	375	785	102	33	26	2	151	186	1,660
	83,841	168,293	12,535	2,505	1,137	225	10,574	3,836	282,946
Current YTD period
Gross charge-offs	850	4,637	840	163	363	39	279	387	7,558
Commercial real estate
Pass	81,287	390,352	177,125	265,808	66,112	329,235	15,482	—	1,325,401
Special Mention	—	—	11,214	3,381	14,452	22,367	—	—	51,414
Substandard	5,386	—	1,549	—	11,048	5,772	—	—	23,755
Doubtful	—	—	—	—	—	—	—	—	—
	86,673	390,352	189,888	269,189	91,612	357,374	15,482	—	1,400,570

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Converted to term loans	Total
Current YTD period
Gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial construction
Pass	10,643	21,440	66,143	356	—	—	69,957	—	168,539
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	10,643	21,440	66,143	356	—	—	69,957	—	168,539
Current YTD period
Gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	82,145	209,364	124,453	75,753	46,291	81,409	81,627	9,560	710,602
Special Mention	1,945	—	970	—	272	—	7,151	—	10,338
Substandard	—	3,054	2,040	230	763	3,409	1,506	516	11,518
Doubtful	—	—	—	—	—	—	—	—	—
	84,090	212,418	127,463	75,983	47,326	84,818	90,284	10,076	732,458
Current YTD period
Gross charge-offs	—	—	51	—	—	—	177	281	509
Total loans	$470,984	$1,222,693	$1,148,475	$757,370	$247,641	$1,140,981	$1,163,634	$69,324	$6,221,102

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

	Term Loans by Origination Year						Revolving Loans
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Converted to term loans	Total
December 31, 2022
Residential 1-4 family
Current	$432,707	$755,056	$423,455	$113,096	$51,860	$698,354	$—	$—	$2,474,528
30-59 days past due	—	—	—	—	448	1,098	—	—	1,546
60-89 days past due	—	—	268	—	—	90	—	—	358
Greater than 89 days past due	—	—	—	—	809	2,396	—	—	3,205
	432,707	755,056	423,723	113,096	53,117	701,938	—	—	2,479,637
Home equity line of credit
Current	—	—	—	—	—	—	959,131	40,814	999,945
30-59 days past due	—	—	—	—	—	—	1,103	209	1,312
60-89 days past due	—	—	—	—	—	—	209	226	435
Greater than 89 days past due	—	—	—	—	—	—	587	626	1,213
	—	—	—	—	—	—	961,030	41,875	1,002,905
Residential land
Current	5,245	9,010	5,222	203	522	477	—	—	20,679
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	5,245	9,010	5,222	203	522	477	—	—	20,679
Residential construction
Current	7,986	11,624	1,178	—	—	—	—	—	20,788
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
Greater than 89 days past due	—	—	—	—	—	—	—	—	—
	7,986	11,624	1,178	—	—	—	—	—	20,788
Consumer
Current	199,574	21,330	5,543	7,580	527	140	10,810	4,782	250,286
30-59 days past due	1,110	287	65	239	30	—	81	167	1,979
60-89 days past due	756	163	88	137	19	—	45	107	1,315
Greater than 89 days past due	621	105	37	176	28	—	20	142	1,129
	202,061	21,885	5,733	8,132	604	140	10,956	5,198	254,709
Commercial real estate
Pass	390,206	177,130	283,321	51,542	63,084	278,280	8,235	—	1,251,798
Special Mention	—	11,250	3,446	40,423	—	24,466	—	—	79,585
Substandard	—	—	665	11,357	—	14,718	—	—	26,740
Doubtful	—	—	—	—	—	—	—	—	—
	390,206	188,380	287,432	103,322	63,084	317,464	8,235	—	1,358,123
Commercial construction
Pass	15,094	47,478	44	—	—	—	25,873	—	88,489
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	15,094	47,478	44	—	—	—	25,873	—	88,489
Commercial
Pass	239,852	185,013	85,220	68,161	46,142	53,192	60,871	13,964	752,415
Special Mention	—	—	—	2,374	—	645	9,005	8	12,032
Substandard	3,322	2,305	401	1,304	1,346	3,849	1,664	1,053	15,244
Doubtful	—	—	—	—	—	—	—	—	—
	243,174	187,318	85,621	71,839	47,488	57,686	71,540	15,025	779,691
Total loans	$1,296,473	$1,220,751	$808,953	$296,592	$164,815	$1,077,705	$1,077,634	$62,098	$6,005,021

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Revolving loans converted to term loans during the nine months ended September 30, 2023 in the commercial, home equity line of credit and consumer portfolios were $6.1 million, $20.4 million and $1.1 million, respectively. Revolving loans converted to term loans during the nine months ended September 30, 2022 in the commercial, home equity line of credit and consumer portfolios were $1.6 million, $12.9 million and $2.7 million, respectively.
The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Amortized cost> 90 days and accruing
September 30, 2023
Real estate:
Residential 1-4 family	$2,921	$973	$1,787	$5,681	$2,560,619	$2,566,300	$—
Commercial real estate	—	—	—	—	1,400,570	1,400,570	—
Home equity line of credit	709	671	761	2,141	1,030,608	1,032,749	—
Residential land	—	—	—	—	20,245	20,245	—
Commercial construction	—	—	—	—	168,539	168,539	—
Residential construction	—	—	—	—	17,295	17,295	—
Commercial	575	100	77	752	731,706	732,458	—
Consumer	3,121	1,603	1,660	6,384	276,562	282,946	—
Total loans	$7,326	$3,347	$4,285	$14,958	$6,206,144	$6,221,102	$—
December 31, 2022
Real estate:
Residential 1-4 family	$1,546	$358	$3,205	$5,109	$2,474,528	$2,479,637	$—
Commercial real estate	508	217	—	725	1,357,398	1,358,123	—
Home equity line of credit	1,312	435	1,213	2,960	999,945	1,002,905	—
Residential land	—	—	—	—	20,679	20,679	—
Commercial construction	—	—	—	—	88,489	88,489	—
Residential construction	—	—	—	—	20,788	20,788	—
Commercial	614	18	77	709	778,982	779,691	—
Consumer	1,979	1,315	1,129	4,423	250,286	254,709	—
Total loans	$5,959	$2,343	$5,624	$13,926	$5,991,095	$6,005,021	$—
The credit risk profile based on nonaccrual loans were as follows:

(in thousands)	September 30, 2023			December 31, 2022
	With a Related ACL	Without a Related ACL	Total	With a Related ACL	Without a Related ACL	Total
Real estate:
Residential 1-4 family	$573	$2,500	$3,073	$4,198	$2,981	$7,179
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	2,764	1,017	3,781	3,654	1,442	5,096
Residential land	106	—	106	420	—	420
Commercial construction	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Commercial	508	—	508	2,183	—	2,183
Consumer	2,414	—	2,414	1,588	—	1,588
Total	$6,365	$3,517	$9,882	$12,043	$4,423	$16,466
ASB did not recognize interest on nonaccrual loans for the nine months ended September 30, 2023 and 2022.

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
During the nine months ended September 30, 2023, no loans received a material modification based on borrower financial difficulty.
Troubled debt restructurings. Prior to January 1, 2023, a loan modification was deemed to be a TDR when the borrower was determined to be experiencing financial difficulties and ASB granted a concession it would not otherwise consider. With the adoption of ASU No. 2022-02, accounting guidance for TDRs by creditors is eliminated. Loan refinancing and restructuring guidance is applied to determine whether a modification results in a new loan or a continuation of an existing loan. ASB will continue TDR disclosures for years prior to the adoption of ASU No. 2022-02.
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

Loans modified as a TDR.  Loan modifications that occurred during the three and nine months ended September 30, 2022.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)

There were no loans modified in TDRs that experienced a payment default of 90 days or more during the third quarter and first nine months of 2022.
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
Collateral-dependent loans. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral. Loans considered collateral-dependent were as follows:

	Amortized cost
(in thousands)	September 30, 2023	December 31, 2022	Collateral type
Real estate:
Residential 1-4 family	$2,584	$3,959	Residential real estate property
Home equity line of credit	1,017	1,425	Residential real estate property
Total	$3,601	$5,384
ASB had $3.4 million and $4.2 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at September 30, 2023 and December 31, 2022, respectively.
Mortgage servicing rights (MSRs). In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these loans other than the servicing rights of certain loans sold.
ASB received proceeds from the sale of residential mortgages of $21.5 million and $12.1 million for the three months ended September 30, 2023 and 2022, respectively, and recognized gains on such sales of $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. ASB received proceeds from the sale of residential mortgages of $36.1 million and $126.4 million for the nine months ended September 30, 2023 and 2022, respectively, and recognized gains on such sales of $0.7 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively.
There were no repurchased mortgage loans for the three and nine months ended September 30, 2023 and one repurchased mortgage loan for the three and nine months ended September 30, 2022.
Mortgage servicing fees, a component of other income, net, were $0.9 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, and $2.7 million and $2.8 million for the nine months ended September 30, 2023 and 2022 respectively.
Changes in the carrying value of MSRs were as follows:

(in thousands)	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
September 30, 2023	$18,125	$(9,749)	$—	$8,376
December 31, 2022	19,544	(10,497)	—	9,047

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
Changes related to MSRs were as follows:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2023	2022	2023	2022
Mortgage servicing rights
Beginning balance	$8,495	$9,696	$9,047	$9,950
Amount capitalized	184	117	319	1,040
Amortization	(303)	(462)	(990)	(1,639)
Other-than-temporary impairment	—	—	—	—
Carrying amount before valuation allowance	8,376	9,351	8,376	9,351
Valuation allowance for mortgage servicing rights
Beginning balance	—	—	—	—
Provision	—	—	—	—
Other-than-temporary impairment	—	—	—	—
Ending balance	—	—	—	—
Net carrying value of mortgage servicing rights	$8,376	$9,351	$8,376	$9,351
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
Key assumptions used in estimating the fair value of ASB’s MSRs used in the impairment analysis were as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Unpaid principal balance	$1,412,412	$1,451,322
Weighted average note rate	3.44%	3.38%
Weighted average discount rate	10.00%	10.00%
Weighted average prepayment speed	5.58%	6.56%
The sensitivity analysis of fair value of MSRs to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Prepayment rate:
25 basis points adverse rate change	$(90)	$(92)
50 basis points adverse rate change	(207)	(214)
Discount rate:
25 basis points adverse rate change	(206)	(182)
50 basis points adverse rate change	(407)	(361)
The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.

Other borrowings.  As of September 30, 2023 and December 31, 2022, ASB had $200.0 million and $414.0 million of FHLB advances outstanding, respectively, and borrowings with the Federal Reserve Bank of $550.0 million and nil, respectively. As of September 30, 2023, ASB was in compliance with all FHLB Advances, Pledge and Security Agreement requirements and all requirements to borrow at the Federal Reserve Discount Window Primary Credit Facility under 12 CFR 201.4(a) guidelines.

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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheets	Net amount of liabilities presented in the Balance Sheets
Repurchase agreements
September 30, 2023	$—	$—	$—
December 31, 2022	281	—	281

	Gross amount not offset in the Balance Sheets
(in millions)	Net amount of liabilities presented in the Balance Sheets	Financial instruments	Cash collateral pledged
Commercial account holders
September 30, 2023	$—	$—	$—
December 31, 2022	281	327	—
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	September 30, 2023		December 31, 2022
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$4,910	$54	$1,720	$9
Forward commitments	3,500	15	1,500	18

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued (Unaudited)
ASB’s derivative financial instruments, their fair values and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	September 30, 2023		December 31, 2022
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$54	$—	$9	$—
Forward commitments	15	—	18	—
	$69	$—	$27	$—
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in ASB’s statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statements of Income	Three months ended September 30		Nine months ended September 30
(in thousands)		2023	2022	2023	2022
Interest rate lock commitments	Mortgage banking income	$(34)	$(129)	$45	$(722)
Forward commitments	Mortgage banking income	(36)	145	(3)	182
		$(70)	$16	$42	$(540)
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $77.1 million and $70.1 million at September 30, 2023 and December 31, 2022, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. As of September 30, 2023, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.
Note 6 · Credit agreements and changes in debt
On May 14, 2021, HEI and Hawaiian Electric each entered into a separate agreement with a syndicate of nine financial institutions (the HEI Facility and Hawaiian Electric Facility, respectively, and together, the Credit Facilities) to amend and restate their respective previously existing revolving unsecured credit agreements. The $175 million HEI Facility’s initial termination date was May 14, 2026. The $200 million Hawaiian Electric Facility’s initial termination date was May 13, 2022, but on February 18, 2022, the PUC approved Hawaiian Electric’s request to extend the term of the $200 million Hawaiian Electric Facility to May 14, 2026. In addition to extending the term, Hawaiian Electric also received PUC approval to exercise its options of two one-year extensions of the commitment termination date and to increase its aggregate revolving commitment amount from $200 million to $275 million, should there be a need.
On April 21, 2023, HEI and Hawaiian Electric executed Amendment No. 1 to the Credit Facilities (Amendment). The Amendment was executed to reflect the transition from the London Inter-Bank Offered Rate (LIBOR) to the Term Secured Overnight Financing Rate (SOFR) as the benchmark interest rate for non-Alternate Base Rate (ABR) Loans under the Credit Facilities.
On May 14, 2023, HEI and Hawaiian Electric exercised their first of two, one-year extensions to the commitment termination date with eight of the nine financial institutions to extend the Credit Facilities to May 14, 2027. The committed capacities under the HEI Facility and Hawaiian Electric Facility are $175 million and $200 million, respectively, through May 14, 2026, and step down to approximately $157 million and $180 million, respectively, through May 14, 2027.
After multiple downgrades of the Companies’ credit ratings to ratings below investment grade, by Fitch, Moody’s and S&P due to the Maui windstorm and wildfires, on August 15, 2023, HEI made an initial $2.5 million draw on its $175 million existing revolving credit facility to repay maturing commercial paper. By August 23, 2023, HEI drew its remaining and Hawaiian Electric drew its full committed capacity on their respective existing revolving credit facilities, totaling $175 million and $200 million, respectively. The draws were made to provide access to liquidity and support the Company’s restoration efforts on Maui. The cash proceeds were primarily invested in highly liquid short-term investments, were used to repay $100 million of Hawaiian Electric’s long-term debt that matured on November 1, 2023, and used for general corporate purposes.

Changes in debt. As of September 30, 2023, the Company and Hawaiian Electric were in compliance with all applicable financial covenants.
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

Note 7 · Shareholders' equity
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized gains (losses) on derivatives	Retirement benefit plans	AOCI	AOCI-Retirement benefit plans
Balance, December 31, 2022	$(328,904)	$1,991	$(9,115)	$(336,028)	$2,861
Current period other comprehensive income (loss)	(21,330)	(827)	161	(21,996)	(166)
Balance, September 30, 2023	$(350,234)	$1,164	$(8,954)	$(358,024)	$2,695
Balance, December 31, 2021	$(32,037)	$(3,638)	$(16,858)	$(52,533)	$(3,280)
Current period other comprehensive income (loss)	(308,229)	6,561	657	(301,011)	210
Balance, September 30, 2022	$(340,266)	$2,923	$(16,201)	$(353,544)	$(3,070)

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI				Affected line item in the Statements of Income / Balance Sheets
	Three months ended September 30		Nine months ended September 30
(in thousands)	2023	2022	2023	2022
HEI consolidated
Net unrealized gains (losses) on available-for sale investment securities - amortization of unrealized holding losses on held-to-maturity securities	$3,699	$—	$11,065	$—	Bank revenues
Net realized losses (gains) on derivatives qualifying as cash flow hedges	(47)	53	(143)	161	Interest expense
Retirement benefit plans:
Amortization of prior service credit and net losses (gains) recognized during the period in net periodic benefit cost	(446)	5,606	(1,160)	10,229	See Note 9 for additional details
Impact of D&Os of the PUC included in regulatory assets	470	(5,303)	1,321	(9,572)	See Note 9 for additional details
Total reclassifications	$3,676	$356	$11,083	$818
Hawaiian Electric consolidated
Retirement benefit plans:
Amortization of prior service credit and net losses (gains) recognized during the period in net periodic benefit cost	$(547)	$5,411	$(1,487)	$9,782	See Note 9 for additional details
Impact of D&Os of the PUC included in regulatory assets	470	(5,303)	1,321	(9,572)	See Note 9 for additional details
Total reclassifications	$(77)	$108	$(166)	$210

Note 8 · Revenues
Revenue from contracts with customers. The following tables disaggregate revenues by major source, timing of revenue recognition, and segment:

	Three months ended September 30, 2023				Nine months ended September 30, 2023
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$257,790	$—	$—	$257,790	$753,207	$—	$—	$753,207
Electric energy sales - commercial	257,876	—	—	257,876	762,454	—	—	762,454
Electric energy sales - large light and power	284,607	—	—	284,607	855,396	—	—	855,396
Electric energy sales - other	4,688	—	—	4,688	14,628	—	—	14,628
Bank fees	—	12,067	—	12,067	—	36,370	—	36,370
Other sales	—	—	5,016	5,016	—	—	13,361	13,361
Total revenues from contracts with customers	804,961	12,067	5,016	822,044	2,385,685	36,370	13,361	2,435,416
Revenues from other sources
Regulatory revenue	(20,927)	—	—	(20,927)	3,716	—	—	3,716
Bank interest and dividend income	—	85,636	—	85,636	—	246,856	—	246,856
Other bank noninterest income	—	3,271	—	3,271	—	8,490	—	8,490
Other	10,953	—	896	11,849	30,138	—	1,179	31,317
Total revenues from other sources	(9,974)	88,907	896	79,829	33,854	255,346	1,179	290,379
Total revenues	$794,987	$100,974	$5,912	$901,873	$2,419,539	$291,716	$14,540	$2,725,795
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$12,067	$—	$12,067	$—	$36,370	$—	$36,370
Services/goods transferred over time	804,961	—	5,016	809,977	2,385,685	—	13,361	2,399,046
Total revenues from contracts with customers	$804,961	$12,067	$5,016	$822,044	$2,385,685	$36,370	$13,361	$2,435,416

	Three months ended September 30, 2022				Nine months ended September 30, 2022
(in thousands)	Electric utility	Bank	Other	Total	Electric utility	Bank	Other	Total
Revenues from contracts with customers
Electric energy sales - residential	$306,417	$—	$—	$306,417	$790,424	$—	$—	$790,424
Electric energy sales - commercial	309,940	—	—	309,940	794,238	—	—	794,238
Electric energy sales - large light and power	351,763	—	—	351,763	886,733	—	—	886,733
Electric energy sales - other	5,400	—	—	5,400	11,699	—	—	11,699
Bank fees	—	12,058	—	12,058	—	36,851	—	36,851
Other sales	—	—	4,760	4,760	—	—	7,208	7,208
Total revenues from contracts with customers	973,520	12,058	4,760	990,338	2,483,094	36,851	7,208	2,527,153
Revenues from other sources
Regulatory revenue	(26,301)	—	—	(26,301)	(24,843)	—	—	(24,843)
Bank interest and dividend income	—	68,417	—	68,417	—	191,228	—	191,228
Other bank noninterest income	—	936	—	936	—	3,771	—	3,771
Other	8,752	—	55	8,807	25,385	—	178	25,563
Total revenues from other sources	(17,549)	69,353	55	51,859	542	194,999	178	195,719
Total revenues	$955,971	$81,411	$4,815	$1,042,197	$2,483,636	$231,850	$7,386	$2,722,872
Timing of revenue recognition
Services/goods transferred at a point in time	$—	$12,058	$—	$12,058	$—	$36,851	$—	$36,851
Services/goods transferred over time	973,520	—	4,760	978,280	2,483,094	—	7,208	2,490,302
Total revenues from contracts with customers	$973,520	$12,058	$4,760	$990,338	$2,483,094	$36,851	$7,208	$2,527,153
There are no material contract assets or liabilities associated with revenues from contracts with customers existing at December 31, 2022 or as of September 30, 2023. Accounts receivable and unbilled revenues related to contracts with customers represent an unconditional right to consideration since all performance obligations have been satisfied. These amounts are disclosed as accounts receivable and unbilled revenues, net on HEI’s condensed consolidated balance sheets and customer accounts receivable, net and accrued unbilled revenues, net on Hawaiian Electric’s condensed consolidated balance sheets.
As of September 30, 2023, the Company had no material remaining performance obligations due to the nature of the Company’s contracts with its customers. For the Utilities, performance obligations are fulfilled as electricity is delivered to customers. For ASB, fees are recognized when a transaction is completed.
Note 9 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first nine months of 2023, the Company contributed $6 million ($6 million by the Utilities) to its pension and other postretirement benefit plans, compared to $32 million ($31 million by the Utilities) in the first nine months of 2022. The Company’s current estimate of total contributions to its pension and other postretirement benefit plans in 2023 is $8 million ($8 million by the Utilities), compared to $43 million ($42 million by the Utilities) in 2022. In addition, the Company expects to pay directly $3 million ($1 million by the Utilities) of benefits in 2023, compared to $2 million ($1 million by the Utilities) paid in 2022.
The components of net periodic pension costs (NPPC) and net periodic benefit costs (NPBC) for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended September 30				Nine months ended September 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
HEI consolidated
Service cost	$11,418	$18,831	$385	$624	$34,210	$58,478	$1,072	$1,937
Interest cost	26,022	20,274	2,075	1,593	77,265	59,895	6,389	4,868
Expected return on plan assets	(35,238)	(35,163)	(3,426)	(3,394)	(105,630)	(105,827)	(10,236)	(10,189)
Amortization of net prior period gain	—	—	(218)	(232)	—	—	(656)	(696)
Amortization of net actuarial (gain)/losses	138	7,782	(518)	(3)	515	20,376	(1,416)	(9)
Net periodic pension/benefit cost (return)	2,340	11,724	(1,702)	(1,412)	6,360	32,922	(4,847)	(4,089)
Impact of PUC D&Os	17,663	8,758	1,536	1,289	53,929	27,861	4,385	3,725
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$20,003	$20,482	$(166)	$(123)	$60,289	$60,783	$(462)	$(364)
Hawaiian Electric consolidated
Service cost	$11,071	$18,248	$380	$617	$33,108	$56,883	$1,060	$1,915
Interest cost	24,116	18,850	1,981	1,525	71,513	55,773	6,107	4,670
Expected return on plan assets	(33,029)	(33,314)	(3,374)	(3,343)	(98,972)	(100,405)	(10,081)	(10,035)
Amortization of net prior period gain	—	—	(218)	(232)	—	—	(654)	(694)
Amortization of net actuarial (gain)/losses	(16)	7,519	(503)	—	21	19,769	(1,370)	—
Net periodic pension/benefit cost (return)	2,142	11,303	(1,734)	(1,433)	5,670	32,020	(4,938)	(4,144)
Impact of PUC D&Os	17,663	8,758	1,536	1,289	53,929	27,861	4,385	3,725
Net periodic pension/benefit cost (return) (adjusted for impact of PUC D&Os)	$19,805	$20,061	$(198)	$(144)	$59,599	$59,881	$(553)	$(419)
HEI consolidated recorded retirement benefits expense of $33 million ($32 million by the Utilities) in the first nine months of 2023 and $35 million ($34 million by the Utilities) in the first nine months of 2022 and charged the remaining net periodic benefit cost primarily to electric utility plant.
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
Defined contribution plans information.  For the first nine months of 2023 and 2022, the Company’s expenses for its defined contribution plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan were $7.0 million and $6.5 million, respectively, and cash contributions were $7.6 million and $5.4 million, respectively. For the first nine months of 2023 and 2022, the Utilities’ expenses and cash contributions for its defined contribution plan under the HEIRSP were $4.3 million and $2.9 million, respectively.
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
As of September 30, 2023, approximately 2.7 million shares remained available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy statutory tax liabilities relating to EIP awards, including an estimated 0.7 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of September 30, 2023, there were 168,177 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2023	2022	2023	2022
HEI consolidated
Share-based compensation expense [1]	$2.4	$1.7	$8.3	$7.3
Income tax benefit	0.5	0.4	1.6	1.5
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.7	0.6	2.5	2.1
Income tax benefit	0.1	0.1	0.5	0.5
1    For the three and nine months ended September 30, 2023 and 2022, the Company has not capitalized any share-based compensation.
Stock awards. HEI granted HEI common stock to nonemployee directors under the 2011 Director Plan as follows:

	Three months ended September 30		Nine months ended September 30
(dollars in millions)	2023	2022	2023	2022
Shares granted	—	965	40,450	35,720
Fair value	$—	$—	$1.5	$1.5
Income tax benefit	—	—	0.4	0.4
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI common stock on the grant date.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended September 30				Nine months ended September 30
	2023		2022		2023		2022
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	199,130	$41.22	208,953	$39.71	182,528	$39.75	233,448	$38.10
Granted	—	—	—	—	100,088	42.41	98,463	41.31
Vested	—	—	(4,244)	39.49	(81,112)	39.37	(95,658)	37.73
Forfeited	—	—	(16,540)	39.99	(2,374)	41.79	(48,084)	39.19
Outstanding, end of period	199,130	$41.22	188,169	$39.69	199,130	$41.22	188,169	$39.69
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—		$4.2		$4.1
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.

For the nine months ended September 30, 2023 and 2022, total restricted stock units and related dividends that vested had a fair value of $3.7 million and $4.2 million, respectively, and the related tax benefits were $0.8 million and $0.6 million, respectively.
As of September 30, 2023, there was $5.2 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 1.9 years.
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
LTIP linked to TSR.  Information about HEI’s LTIP grants linked to TSR was as follows:

	Three months ended September 30				Nine months ended September 30
	2023		2022		2023		2022
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	79,284	$50.28	76,730	$47.74	71,574	$47.67	90,974	$42.86
Granted	—	—	—	—	27,123	55.98	26,469	54.92
Vested (issued or unissued and cancelled)	—	—	—	—	(18,691)	48.62	(29,042)	41.07
Forfeited	—	—	(4,829)	48.52	(722)	48.92	(16,500)	44.33
Outstanding, end of period	79,284	$50.28	71,901	$47.69	79,284	$50.28	71,901	$47.69
Total weighted-average grant-date fair value of shares granted (in millions)	$—		$—		$1.5		$1.5
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
There were no share-based LTIP awards linked to TSR with a vesting date in 2023. For the nine months ended September 30, 2022, total vested LTIP awards linked to TSR and related dividends had a fair value of $0.8 million and the related tax benefits were $0.1 million.
As of September 30, 2023, there was $1.6 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TSR. The cost is expected to be recognized over a weighted-average period of 1.2 years.

LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended September 30				Nine months ended September 30
	2023		2022		2023		2022
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	357,477	$38.78	293,711	$39.91	309,589	$39.50	306,342	$38.42
Granted	—	—	—	—	108,499	42.41	105,860	41.31
Vested	—	—	—	—	(62,778)	48.07	(71,807)	37.68
Increase above target	4,277	38.02	—	—	10,278	37.77	—	—
Forfeited	—	—	(19,316)	38.60	(3,834)	43.53	(66,000)	37.31
Outstanding, end of period	361,754	$39.17	274,395	$40.00	361,754	$39.17	274,395	$40.00
Total weighted-average grant-date fair value of shares granted (at target performance levels) (in millions)	$—		$—		$4.6		$4.4
(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the nine months ended September 30, 2023 and 2022, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $2.9 million and $3.2 million, respectively, and the related tax benefits were $0.6 million and $0.4 million, respectively.
As of September 30, 2023, there was $5.4 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TSR. The cost is expected to be recognized over a weighted-average period of 1.2 years.
Note 11 · Income taxes
The Company’s and the Utilities’ effective tax rates (combined federal and state income tax rates) for the nine months ended September 30, 2023 were 20% and 22%, respectively. These rates differed from the combined statutory rates, due primarily to higher nontaxable bank-owned life insurance, partially offset by the Utilities’ lower amortization of excess deferred income taxes related to the provision in the 2017 Tax Cuts and Jobs Act that lowered the federal income tax rate from 35% to 21%.
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

Note 12 · Cash flows

Nine months ended September 30	2023	2022
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates, net of amounts capitalized	$104	$59
Income taxes paid (including refundable credits)	28	26
Income taxes refunded (including refundable credits)	1	2
Hawaiian Electric consolidated
Interest paid to non-affiliates	45	40
Income taxes paid (including refundable credits)	38	46
Income taxes refunded (including refundable credits)	2	—
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	9	6
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	45	34
Increase related to an acquisition (investing)	—	15
Right-of-use assets obtained in exchange for finance lease obligations (financing)	76	48
Right-of-use assets obtained in exchange for operating lease obligations (investing)	1	48
Property, plant, equipment and other assets received in exchange for the assumption of debt associated with a business acquisition (investing)	—	68
Debt, lease liabilities and other liabilities assumed in business acquisition (financing)	—	68
Common stock issued (gross) for director and executive/management compensation (financing)[1]	8	10
Obligations to fund low income housing investments (investing)	7	9
Loans transferred from held for investment to held for sale (investing)	95	—
Transfer of retail repurchase agreements to deposit liabilities (financing)	98	—
Hawaiian Electric consolidated
Electric utility property, plant and equipment
Estimated fair value of noncash contributions in aid of construction (investing)	9	6
Unpaid invoices and accruals for capital expenditures, balance, end of period (investing)	43	31
Increase related to an acquisition (investing)	—	15
Right-of-use assets obtained in exchange for finance lease obligations (financing)	76	48
Right-of-use assets obtained in exchange for operating lease obligations (investing)	—	44
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
Forward sales commitments. To be announced (TBA) mortgage-backed securities forward commitments are classified as Level 1, and consist of publicly-traded debt securities for which identical fair values can be obtained through quoted market prices in active exchange markets. The fair values of ASB’s best efforts and mandatory delivery loan sale commitments are determined using quoted prices in the marketplace that are observable and are classified as Level 2 measurements.
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

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
September 30, 2023
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,266,412	$—	$1,251,918	$14,494	$1,266,412
Held-to-maturity investment securities	1,212,005	—	1,052,221	—	1,052,221
Loans, net	6,116,811	—	2,174	5,541,812	5,543,986
Mortgage servicing rights	8,376	—	—	18,867	18,867
Derivative assets	19,044	15	1,350	—	1,365
Financial liabilities
HEI consolidated
Deposit liabilities	1,050,692	—	1,035,501	—	1,035,501
Other bank borrowings	750,000	—	743,366	—	743,366
Long-term debt, net—other than bank	2,944,589	—	2,120,573	—	2,120,573
Derivative liabilities	22,949	—	1,344	—	1,344
Hawaiian Electric consolidated
Long-term debt, net	2,034,040	—	1,400,901	—	1,400,901
December 31, 2022
Financial assets
HEI consolidated
Available-for-sale investment securities	$1,429,667	$—	$1,414,765	$14,902	$1,429,667
Held-to-maturity investment securities	1,251,747	—	1,150,971	—	1,150,971
Loans, net	5,907,514	—	821	5,453,381	5,454,202
Mortgage servicing rights	9,047	—	—	17,646	17,646
Derivative assets	16,220	18	1,330	—	1,348
Financial liabilities
HEI consolidated
Deposit liabilities	611,718	—	597,617	—	597,617
Short-term borrowings—other than bank	172,568	—	172,568	—	172,568
Other bank borrowings	695,120	—	695,095	—	695,095
Long-term debt, net—other than bank	2,384,980	—	2,122,605	—	2,122,605
Derivative liabilities	22,949	—	472	—	472
Hawaiian Electric consolidated
Short-term borrowings	87,967	—	87,967	—	87,967
Long-term debt, net	1,684,816	—	1,487,496	—	1,487,496

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2023			December 31, 2022
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale investment securities (bank segment)
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	$—	$1,145,167	$—	$—	$1,292,968	$—
U.S. Treasury and federal agency obligations	—	75,000	—	—	81,063	—
Corporate bonds	—	31,751	—	—	40,734	—
Mortgage revenue bonds	—	—	14,494	—	—	14,902
	$—	$1,251,918	$14,494	$—	$1,414,765	$14,902
Derivative assets
Interest rate lock commitments (bank segment)[1]	$—	$54	$—	$—	$9	$—
Forward commitments (bank segment)[1]	15	—	—	18	—	—
Interest rate swap (Other segment)[2]	—	1,296	—	—	1,321	—
	$15	$1,350	$—	$18	$1,330	$—
Derivative liabilities
Interest rate swap (Other segment)[2]	$—	$1,344	$—	$—	$472	$—
1     Derivatives are carried at fair value in other assets or other liabilities in the balance sheets with changes in value included in mortgage banking income.
2     Derivatives are included in other assets and other liabilities in the balance sheets.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2023 and 2022.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Three months ended September 30		Nine months ended September 30
Mortgage revenue bonds	2023	2022	2023	2022
(in thousands)
Beginning balance	$14,630	$15,165	$14,902	$15,427
Principal payments received	(136)	(132)	(408)	(394)
Purchases	—	—	—	—
Unrealized gain (loss) included in other comprehensive income	—	—	—	—
Ending balance	$14,494	$15,033	$14,494	$15,033
Mortgage revenue bonds are issued by the Department of Budget and Finance of the State of Hawaii. The Company estimates the fair value by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments. The unobservable input used in the fair value measurement is the weighted average discount rate. As of September 30, 2023, the weighted average discount rate was 5.65%, which was derived by incorporating a credit spread over the one month London Inter-Bank Offered Rate (LIBOR). Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.
Fair value measurements on a nonrecurring basis.  Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. As of September 30, 2023 and December 31, 2022, there were no financial instruments measured at fair value on a nonrecurring basis.
For the nine months ended September 30, 2023 and 2022, there were no adjustments to fair value for ASB’s loans held for sale.

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
HEI consolidated
Recent developments. On August 8, 2023, a number of brush fires in the West Maui (Lahaina) and Upcountry Maui areas, caused widespread property damage, including damage to property of the Utilities, and at least 99 fatalities in Lahaina (the Maui windstorm and wildfires). The Maui windstorm and wildfires were fueled by extreme winds and drought-like conditions in those parts of Maui. According to the County of Maui, in addition to the loss of life, over 3,450 acres burned and over 2,500 structures were destroyed. In Lahaina, a fire was reported at about 6:30 a.m. (the “Morning Fire”) and appears to have been caused by power lines that fell in high winds and spread into a field near the Intermediate School. The Maui County Fire Department responded promptly to the Morning Fire, and according to the Fire Department’s public statement that morning, by 9 a.m. the Morning Fire was “100% contained.” The Maui County fire chief subsequently reported that the Fire Department had determined that the Morning Fire was “extinguished.” Shortly before 3 p.m. that day, while the power remained off, Utility crew members saw a small fire in the same field about 75 yards away from Lahainaluna Road. They immediately called 911 and reported the fire (the “Afternoon Fire”). At the time of the Afternoon Fire, the Company’s power lines in the area where that fire ignited were not energized and had not been energized for more than six hours. By the time the Maui County Fire Department arrived back on the scene, it was not able to contain the Afternoon Fire and it spread out of control toward Lahaina. No determination as to the cause of the Afternoon Fire has been made. The Company believes that most of the property damage and all of the fatalities are from the Afternoon Fire.
The circumstances surrounding the Maui windstorm and wildfires are currently the subject of several investigations.
Multiple civil and class action lawsuits related to the Maui windstorm and wildfires have been filed in the Maui and Oahu Circuit Courts against HEI, the Utilities, and other defendants, including the County of Maui, the State of Hawaii and related state entities, private landowners and developers, and telecommunications companies (collectively “tort-related legal claims”). Most of these lawsuits allege that the defendants were responsible for, and/or negligent in failing to prevent or respond to the wildfires that led to the property destruction and loss of life. Other claims include, among other things, personal injury, wrongful death, emotional distress and inverse condemnation. One lawsuit asserting similar theories and claims was filed by the County of Maui against HEI and the Utilities. Additional lawsuits may be filed against the Company and other defendants in the future. The plaintiffs seek to recover damages and other costs, including punitive damages. In addition, a putative securities class action lawsuit against HEI and a putative shareholder derivation action lawsuit against certain current and former officers and directors of HEI and Hawaiian Electric were filed.
On November 8, 2023, Hawaii Governor Josh Green announced the One ‘Ohana Initiative (the Initiative) as a collective path forward to recovery from the Maui windstorm and wildfires. The Initiative is a new humanitarian aid fund expected to exceed $150 million, with the objective to compensate, in an expedited manner, those who have lost loved ones and those who have suffered severe injuries in the Maui windstorm and wildfires. The Initiative provides an alternative to a lengthy and expensive legal process. Beneficiaries are anticipated to receive payments of more than $1 million each as early as the second quarter of 2024 after an administrator is selected and processes are established. In exchange for receiving such a payment, beneficiaries will be required to waive their ability to pursue legal claims for wrongful death and severe injuries. Hawaiian Electric fully supports this humanitarian initiative and has pledged to contribute up to $75 million. The Governor announced that other parties, including the State of Hawaii, the County of Maui, and Kamehameha Schools have all agreed to contribute to the fund, and additional contributions from other parties are possible. Hawaiian Electric’s contribution to the Initiative will be less than half of the total, and Hawaiian Electric's insurance carriers have agreed to fund its share of the contributions to the fund. Hawaiian Electric’s contribution is reflective of its commitment to join with community partners to provide solutions to promote Maui’s recovery. Hawaiian Electric’s commitment to contribute to the Initiative is not an admission of guilt or reflection of fault or liability related to the wildfires. See Note 2 of the Condensed Consolidated Financial Statements for more information.
In the third quarter of 2023, economic conditions in Hawaii remained stable with seasonally adjusted unemployment rate at 2.8% for September 2023 and total passenger counts higher by 0.7% and 7.1% for the quarter and nine months ended September 30, 2023, as compared to the prior quarter and nine months ended September 30, 2022, respectively. While economic conditions remained stable during the quarter, the Utility’s kWh sales in the third quarter of 2023 were down by 2.5%, compared to the third quarter of 2022 due to a decrease in Maui sales from the Maui windstorm and wildfires and the continued adoption of energy efficiency measures and distributed energy resources. While the level of kWh sales does not affect Utility revenues due to decoupling, it may increase or decrease the price per kWh paid by customers. See “Decoupling” in Note 4 of the Condensed Consolidated Financial Statements for a discussion of the decoupling mechanism.
At the Bank, due to an increase in wholesale borrowings and term certificates, which was driven primarily by strong loan growth in 2022 coupled with an outflow of core deposits which started in the latter half of 2022 and continued in 2023, the Bank’s net interest margin for the third quarter of 2023 decreased to 2.70%, compared to net interest margin of 2.75% and 2.96% for the prior quarters ended June 30, 2023 and September 30, 2022, respectively.
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
As of September 30, 2023, approximately 87% of ASB’s deposits are FDIC insured or fully collateralized. Additionally, ASB’s total deposit base is primarily composed of retail deposits, which represented 84% of the total deposit base as of September 30, 2023. Retail deposits are generally less rate sensitive and less volatile compared to commercial deposits. ASB also remains “well capitalized” and has approximately $3 billion in liquidity, which is nearly three times the amount of uninsured or not collateralized deposits as of September 30, 2023.
ASB’s funding cost, which impacts its net interest margin, is driven by the mix of its funding sources, with the lowest cost source of funding provided by its core deposits. At September 30, 2023, ASB’s year-to-date average core deposits were down approximately 3.2% from year end 2022 balances, which resulted in an increase in ASB’s wholesale borrowings and term certificates to fund loan growth and an in increase in its overall cost of funds. Looking forward, ASB expects that its deposit base will remain relatively flat to down, given the higher interest rate environment, as well as inflationary pressures on customers that may drive increased spending. ASB also expects that the higher interest rate environment will continue to pressure funding costs and its deposit mix, which in turn will affect net interest income and net interest margin.
Since its peak in June of last year, monthly inflation rates have decreased as reflected in the U.S. Consumer Price Index (CPI). Although the inflation rate, as measured by CPI, appears to be cooling off from last year’s peak, the rate is still at a moderately-high level of 3.7% as of September 2023 and inflationary pressures are expected to continue over the near- to medium-term and have led to higher costs for O&M and capital projects and higher interest expense at the Utilities and HEI, as well as higher compensation and benefits cost at the Bank.
Short-term interest rates have also increased significantly as a result of the Federal Reserve’s ongoing rate increases to the federal funds target rate. The higher interest rate environment has impacted the fair value of the Bank’s investment portfolio, which declined and was recorded as an other comprehensive loss. Unrealized losses on held-to-maturity (HTM) securities are not recorded to other comprehensive loss because ASB has the positive intent and ability to hold the securities till maturity and recover its full investment. At September 30, 2023, the unrealized losses on HTM securities not recorded to other comprehensive losses was approximately $117 million after tax.
For further discussion of the impacts of inflation and other macro-economic factors impacting the Utilities and the Bank, see “Recent Developments” in the Electric Utility and Bank sections below.

RESULTS OF OPERATIONS

	Three months ended September 30		%
(in thousands)	2023	2022	change	Primary reason(s)*
Revenues	$901,873	$1,042,197	(13)	Decrease for the electric utility segment, partly offset by increases for bank and “other” segments.
Operating income	75,111	102,115	(26)	Decreases for bank and electric utility segments and higher losses for the “other” segment. See below for HEI Consolidated Maui windstorm and wildfires costs.
Net income for common stock	41,118	62,082	(34)
Lower net income at the bank and electric utility segments and higher net loss for the “other” segment. See below for HEI Consolidated Maui windstorm and wildfires costs and effective tax rate explanation.

	Nine months ended September 30		%
(in thousands)	2023	2022	change	Primary reason(s)*
Revenues	$2,725,795	$2,722,872	—	Increases for bank and “other” segments, offset by decrease for the electric utility segment.
Operating income	261,608	288,059	(9)	Decreases for bank and electric utility segments and higher losses for the “other” segment. See below for HEI Consolidated Maui windstorm and wildfires costs.
Net income for common stock	150,449	183,790	(18)
Lower net income at the bank and electric utility segments and higher net loss for the “other” segment. See below for HEI Consolidated Maui windstorm and wildfires costs and effective tax rate explanation.

*     Also, see segment discussions which follow.
The Company’s effective tax rates for the third quarters of 2023 and 2022 were 15% and 22%, respectively. The Company’s effective tax rates for the first nine months of 2023 and 2022 were 20% and 21%, respectively. The effective tax rates were lower for the third quarter and first nine months of 2023 primarily due to lower pretax income and higher nontaxable bank-owned life insurance, partially offset by the lower amortization in 2023 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in the federal income tax rate.
For the three and nine months ended September 30, 2023 the Company’s incremental expenses related to the Maui windstorm and wildfires, which excludes the $75 million contribution and insurance receivable as discussed in Subsequent event - One ‘Ohana Initiative in Note 2 of the Condensed Consolidated Financial Statements, were as follows:

	Three and nine months ended September 30, 2023
(in thousands)	Electric utility	Bank	Other segment	HEI Consolidated
Maui windstorm and wildfires related expenses:
Legal expenses	$6,251	$550	$3,950	$10,751
Outside services expense	4,706	750	678	6,134
Provision for credit losses	—	5,900	—	5,900
Other expense	2,482	1,357	3	3,842
Interest expense	503	—	452	955
Total Maui windstorm and wildfires related expenses	$13,942	$8,557	$5,083	$27,582
Note: Other segment Maui windstorm and wildfires related expenses - legal, outside services and other are included in “Expenses-Other” and interest expense is included “Interest expense, net—other than on deposit liabilities and other bank borrowings” on the HEI and subsidiaries Condensed Consolidated Statements of Income. See Electric utility and Bank sections below for more detail.
The Company expects to continue to incur significant expenditures in connection with the Maui windstorm and wildfires; however, the Company is looking to mitigate the financial impact through seeking insurance recoveries as well as the Utilities requesting for deferral treatment for incremental non-labor expense.
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
In the third quarter, the average daily passenger count was 0.7% higher than the comparable period in the prior year, but down 6.5% compared to the 2019 pre-COVID-19 count. The recovery in total passenger counts from the low levels in 2020, which occurred under COVID-19 restrictions, thus far has been driven by domestic travelers, with international travelers, primarily Japan, remaining at lower levels, but activity is increasing compared to 2022. In the third quarter, international visitor arrivals (excluding Japan) have continued to increase at a modest pace, but is still 18.7% below 2019 levels, whereas Japanese visitors are 47.1% below 2019 levels.
Hawaii’s preliminary seasonally adjusted unemployment rate in September 2023 was 2.8%, which was lower compared to the September 2022 rate of 3.7%. The national unemployment rate in September 2023 was 3.8% compared to 3.5% in

September 2022. According to the most recent forecast by UHERO, issued on September 22, 2023, job growth in the state will dip below 2% for 2023 and dip down to 1% in 2024. The Maui windstorm and wildfires destroyed the majority of the businesses in Lahaina, and tourism in West Maui is not expected to recover for some time. Accordingly, unemployment on Maui is predicted to increase above 11% in the fourth quarter and then gradually decline, though it is not expected to dip below 4% until late-2026.
Hawaii real estate activity through September 2023, as indicated by Oahu’s home resale market, resulted in a 6.0% increase in the median sales price ($532,000) for condominiums, and a decrease of 4.5% for single-family homes compared to the same period in 2022, with the September median single-family home price of $1,050,000. The number of closed sales decreased 31.2% for condominiums and 30.5% for single-family residential homes through the third quarter of 2023 compared to 2022.
Hawaii’s petroleum product prices relate to the crude oil in international markets. The price of crude oil has decreased through July 2023 and since then, gradually increased through September, although remaining below 2022’s peak.
At its September 20, 2023 meeting, the Federal Open Market Committee (FOMC) decided to maintain the federal funds rate target range of 5.25% - 5.50% and anticipates ongoing increases as appropriate. The FOMC is still assessing plans to adjust their stance on monetary policy depending on the economic outlook to achieve maximum employment and inflation at the rate of 2 percent over the long run. The Federal Reserve stated that it will continue to reduce its holdings of Treasury securities and agency mortgage-backed securities.
UHERO forecasts full year 2023 real GDP growth of 3.4%, an increase in total visitor arrivals of 1.9%, an increase in real personal income of 2.9%, and an unemployment rate of 3.7%. This forecast anticipates that, as a result of the Maui windstorm and wildfires, sharp and persistent economic losses will be felt on Maui with limited spillover to the rest of the State. UHERO is expecting that many would-be Maui visitors will vacation to other islands most likely Kauai or the Big Island. The Japanese market continues to fall short of expectations due to the weak yen. Other counties’ construction projects will need to compete with Maui’s recovery efforts, and once rebuilding starts the number of jobs in the sector will be slightly higher than previous forecast. The U.S. is likely to avoid a recession, but further rate increases could change that outcome. The uncertainties on Maui’s recovery will lead to changes in future forecasts and as more information becomes available UHERO will refine said forecasts. If economic conditions worsen from current levels or remain depressed for an extended period of time, it could have a material unfavorable impact on the Company’s financial position or results of operations.
See also “Recent Developments” in the “Electric utility” and “Bank” sections below for further discussion of the economic impact of recent events.

“Other” segment.

	Three months ended September 30		Nine months ended September 30
(in thousands)	2023	2022	2023	2022	Primary reason(s)
Revenues	$5,912	$4,815	$14,540	$7,386
The revenues for the third quarter of 2023 were higher than the comparable period in 2022 due primarily to interest income at corporate in the third quarter of 2023. The nine months of 2023 was higher than the comparable period in 2022 due to increase in other sales at Pacific Current subsidiaries and higher interest income at corporate.

Operating loss	(8,806)	(4,034)	(20,197)	(14,792)
The third quarters of 2023 and 2022 include ($1.3 million) and $0.9 million, respectively, of operating income (loss) from Pacific Current[1], attributable to lower asset performance. Corporate expenses for the third quarter of 2023 were $3.4 million higher than the same period in 2022, primarily due to $4.6 million of Maui windstorm and wildfires related costs in third quarter of 2023, partly offset by lower general and administrative expenses. The first nine months of 2023 and 2022 include ($1.8 million) and $2.3 million of operating income (loss), respectively, from Pacific Current[1]. The higher operating loss is primarily due to lower Pacific Current asset performance. Corporate expenses for the first nine months of 2023 were $2.1 million higher than the same period in 2022, primarily due to $4.6 million of Maui windstorm and wildfires related cost in the first nine months 2023, partly offset by lower general and administrative expenses.

Gain on sale of equity-method investment	—	—	—	8,123	Gain on sale of an equity-method investment at Pacific Current in first quarter of 2022.
Net loss	(13,708)	(8,438)	(35,451)	(18,610)
The net loss for the third quarter of 2023 was higher than the net loss for the third quarter of 2022 due to the same factors cited for the change in operating loss and higher interest expense, net of $1.7 million primarily due to higher average borrowings and higher average rates. The net loss for the first nine months of 2023 was higher than the net loss for the first nine months of 2022 due to the first quarter of 2022 gain on sale of an equity-method investment by Pacific Current, higher interest expense, net of $5.6 million primarily due to higher average borrowings and higher average rates and the same factors cited for the change in operating loss.

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

FINANCIAL CONDITION
Liquidity and capital resources.  In August 2023, the credit ratings of HEI and Hawaiian Electric were subject to multiple downgrades, including to ratings below investment grade, by Fitch, Moody’s and S&P. These rating actions were primarily due to the uncertainty facing the Company due to the damages caused by the Maui windstorm and wildfires. As of September 30, 2023, the Fitch, Moody’s and S&P ratings of HEI were as follows:

	Fitch		Moody’s		S&P
	To	From	To	From	To	From
Long-term issuer default, long-term and issuer credit, respectively	B	BBB+	*	WR*	B-	BBB-
Short-term issuer default, commercial paper and commercial paper, respectively	B	F2	NP	P-2	B	A-3
Outlook	Watch Negative	Stable	Review for downgrade	Stable	Watch Negative	Stable
*     Not rated. Moody’s long-term debt rating was withdrawn because HEI does not currently have any outstanding, publicly traded debt. Moody’s continues to rate Hawaiian Electric’s long-term debt. See “Electric utility-Liquidity and capital resources” below.
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
See “Credit and Capital Market Risk” in Item 1A. Risk Factors in HEI’s and Hawaiian Electric’s 2022 Form 10-K and in Item 1A. Risk Factors below. The downgrades of HEI’s and Hawaiian Electric’s credit ratings impacted the Company’s ability to access capital markets and other sources of debt and equity financing in a timely manner and on acceptable terms.
The Company’s objective continues to be to operate a strong, financially healthy enterprise to empower a thriving future for Hawaii. While the fundamentals of its businesses remain strong, the Company took prudent and measured actions to reinforce its commitment to serving the community for the long term. In August 2023, HEI and Hawaiian Electric fully drew down $175 million and $200 million, respectively, on their existing revolving credit facilities. The cash proceeds were primarily invested in highly liquid short-term investments and used for general corporate purposes. The Company has taken additional prudent measures to strengthen its financial position while continuing to provide reliable service to its customers and reinforcing our commitment to serving the community for the long term. Some of these proactive measures include suspending the quarterly cash dividend on HEI’s common stock after payment of the second quarter dividend in September 2023 and reducing or eliminating discretionary costs. The Company is working with financial advisors to help ensure adequate liquidity and believes it has adequate cash to meet its financial obligations and sustain operations.
At the end of the quarter, HEI and Hawaiian Electric had no commercial paper outstanding. As of September 30, 2023, ASB’s unused FHLB borrowing capacity was approximately $1.9 billion and ASB had unpledged investment securities of $0.5 billion that were available to be used as collateral for additional borrowing capacity.
As of September 30, 2023 and December 31, 2022, the total amount of available borrowing capacity (net of commercial paper outstanding) under the Company’s committed lines of credit was nil and approximately $237 million, respectively.
On March 16, 2023, HEI executed a private placement under which HEI authorized the issue and sale of $100 million of unsecured senior notes that were fully drawn on May 30, 2023. The proceeds of the notes, HEI Series 2023A for $39 million and HEI Series 2023B for $61 million, were used to repay the $100 million term loan facility on May 31, 2023. The HEI Series 2023A and 2023B bear interest at 6.04% and 6.10%, respectively and are due June 15, 2028 and June 15, 2033, respectively. See Note 6 of the Condensed Consolidated Financial Statements for additional information.
The Company believes that its cash and cash equivalents and expected operating cash flow from operations will be sufficient to meet the Company’s cash requirements in the near term based on its current business plans. However, the Company expects that its liquidity will continue to be impacted at HEI and the Utilities due to the impacts of the Maui windstorm and wildfires, including the downgrade of its credit ratings to below investment grade, which could inhibit access to the capital markets and other sources of debt and equity financing in a timely manner and on acceptable terms while the resolution of the Maui windstorm and wildfires and the ongoing related lawsuits are pending. Additionally, higher working capital requirements resulting from lingering COVID-19 impacts to the local economy and elevated fuel prices, could also increase liquidity needs. For the Utilities, while fuel prices have moderated from their highs in 2022, they remain elevated and have increased the cost of carrying fuel inventory and higher customer accounts receivable balances as fuel is consumed and billed to customers. While the accounts receivable balance has decreased since December 2022, it remains elevated coming out of the pandemic and has led to higher bad debt expense and higher write-offs in 2022 and year-to-date September 2023, following the end of the moratorium on disconnections. The higher bad debt expense is expected to continue until the Utilities return to pre-pandemic collection practices, along with a decrease in volume, for delinquent accounts. The Maui windstorm and wildfires have not and are not anticipated to materially impact accounts receivable and higher bad debt expense. As of September 30, 2023, approximately $32.1 million of the Utilities’ accounts receivables were over 30 days past due. Of the over 30 days past due amounts, approximately 40% were on payment plans. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements (see “Recent Developments” in the Electric utility section below). At this time, the delay in customer cash collections has not significantly affected the Company’s liquidity. The Company is prepared to address, if needed, the potential financing requirement related to the delayed timing of customer collections.
At ASB, liquidity remains at satisfactory levels. ASB’s cash and cash equivalents was $264 million as of September 30, 2023, compared to $156 million as of December 31, 2022. ASB remains well above the “well capitalized” level under the FDIC Improvement Act prompt correction action capital category, and while the Hawaii economic outlook remains stable, there are emerging risks from potential continued turmoil in the banking industry, inflation, higher interest rates and the tightening of monetary policy that increase the risk of a recession, which could create increased uncertainty regarding the impact on loan performance and the allowance for credit losses (see “Recent Developments” in the Bank section below).
If further liquidity is deemed necessary, the Utilities could also reduce the pace of capital spending related to non-essential projects, manage O&M expenses, borrow on a secured basis, and explore asset sales.
HEI Consolidated material cash requirements. Material cash requirements of HEI Consolidated include: Utility capital expenditures (including capital expenditures related to wildfires and wildfire mitigations), labor and benefit costs, O&M expenses, including One ‘Ohana Initiative contribution (see further information in Note 2 of the Condensed Consolidated Financial Statements), legal and consulting costs related to the Maui windstorm and wildfires, fuel and purchase power costs, and debt and interest payments; investments in loans and investment securities at the Bank; labor and benefits costs, shareholder dividends and debt and interest payments at HEI, legal and consulting costs related to the Maui windstorm and wildfires and HEI equity contributions to support Pacific Current’s sustainable infrastructure investments.
Although the Company’s credit rating downgrades related to the Maui windstorm and wildfires will continue to adversely impact its ability to access capital markets and other sources of debt and equity financing in a timely manner and on acceptable terms, the Company currently believes that its ability to generate cash, both internally from electric utility and banking operations and the existing cash fully drawn on its revolving credit facilities is adequate to maintain sufficient liquidity to fund its contractual obligations and commercial commitments, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other short-term and long-term material cash requirements. However, the economic impact of higher fuel prices, inflation, higher interest rates, tightening of monetary policy, the lingering COVID-19 pandemic, geopolitical situations, any material reduction or extended delay in dividends or other distributions from one or more operating subsidiaries to HEI and the potential damages and losses related to the Maui windstorm and wildfires and related lawsuits (see further information in Note 2 of the Condensed Consolidated Financial Statements), create significant uncertainty, and the Company cannot predict the extent or duration of these conditions, the future effects that these conditions will have on the Company’s cost of capital and its ability to access additional capital, or the future impacts on the Company’s financial position, results of operations, and cash flows.
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	September 30, 2023		December 31, 2022
Short-term borrowings—other than bank, net of discount	$—	—%	$173	3%
Long-term debt, net—other than bank	2,945	56	2,385	50
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	2,224	43	2,202	46
	$5,203	100%	$4,794	100%

HEI’s commercial paper borrowings and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Nine months ended September 30, 2023	September 30, 2023	December 31, 2022
Commercial paper	$32	$—	$50
Line of credit draws on revolving credit facility	25	175	—
Note: This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s short-term commercial paper borrowings during the first nine months of 2023 was $99 million. As of September 30, 2023, available committed capacity under HEI’s line of credit facility was nil.
There were no new issuances of common stock through the HEIRSP or the ASB 401(k) Plan in the nine months ended September 30, 2023 and 2022. HEI satisfied the share purchase requirements of the Dividend Reinvestment Program (DRIP) through new issuances of approximately 0.5 million shares of common stock, amounting to $5.8 million, primarily for participants receiving the September 2023 dividend payment.
For the first nine months of 2023, net cash provided by operating activities of HEI consolidated was $475 million, primarily due to cash provided by the Utilities of $406 million - lower cash paid due to lower fuel oil prices and higher Utility customer cash receipts. Net cash used by investing activities for the same period was $370 million, primarily due to capital expenditures, ASB’s net increase in loans receivable and purchases of loans held for investment, partly offset by ASB’s receipt of investment security repayments and maturities, proceeds from the sale of commercial loans and a net decrease in FHLB stock. Net cash provided by financing activities during this period was $372 million as a result of several factors, including issuance of long-term debt and net increase in ASB’s other bank borrowings, partly offset by net decreases in short-term borrowings and ASB’s deposit liabilities, repayment of long-term debt and payment of common stock dividends. During the first nine months of 2023, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $97 million and $39 million, respectively.
Dividends.  The payout ratios for the first nine months of 2023 and full year 2022 were 79% and 64%, respectively. On February 10, 2023, the HEI Board of Directors approved a 1 cent increase in the quarterly dividend from $0.35 per share to $0.36 per share, starting with the dividend in the first quarter of 2023. The HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation including, but not limited to, the Company’s results of operations, the long-term prospects for the Company, current and expected future economic conditions, and capital investment alternatives. In August 2023, due to the potential impact from the Maui windstorm and wildfires, the HEI Board of Directors voted to suspend the quarterly cash dividend, starting after the second quarter dividend. This action is intended to allow the Company to help ensure adequate liquidity and allocate cash to rebuilding and restoring power and help ensure a strong future for the Utility and Bank. The ASB Board of Directors determined to suspend its quarterly cash dividends to HEI, starting after the second quarter dividend, to help ensure maximum possible Bank liquidity and capital. A material reduction or delay in dividends or other distributions from one or more of the operating subsidiaries to HEI for an extended period of time could have a material adverse effect on the Company’s financial condition and results of operation.

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

Electric utility
Recent developments. See also “Recent developments,” which includes disclosures relating to Maui windstorm and wildfires in HEI’s MD&A.
In the third quarter of 2023, operation and maintenance expenses were higher by approximately $21 million, or 18%, as compared to the same period in 2022. The increase was mainly due to costs incurred associated with the Maui windstorm and wildfires. See “Result of Operations” for details of the Utilities’ Maui windstorm and wildfires related expenses for the three and nine months ended September 30, 2023. See also Note 2 of the Condensed Consolidated Financial Statements and “Regulatory assets and liabilities” in Note 4 of the Condensed Consolidated Financial Statements for more information related to the Maui windstorm and wildfires and the Utilities’ request to defer certain costs associated with the event.
In the third quarter of 2023, kWh sales volume decreased 2.5% compared to the same period in 2022. Although electricity prices have decreased since the end of 2022, elevated prices over the past year have continued to impact electricity consumption. Another impact leading to a decrease of electricity sales is due to the Maui windstorm and wildfires. Maui had a decrease of 8.1% kWh sales volume in the third quarter of 2023 compared to the same period in 2022. Additionally, the continued adoption of energy efficiency measures and distributed energy resources contributed to the reduction of kWh sales.
Fuel costs have risen rapidly beginning in 2022, peaked in the summer of 2022, and have decreased through July 2023 and since then, gradually increased through September, although remaining below 2022’s peak. Although the Utilities are able to pass through fuel costs to customers and have limited fuel cost exposure through a 2% fuel-cost risk sharing mechanism (approximately $3.7 million maximum exposure annually), higher customer bills could reduce customers’ ability to pay timely or increase the risk of non-payment. In addition, the higher customer bills may lead the PUC to consider other actions to limit or delay any proposed increase in rates in order to mitigate the overall bill impact of rising fuel prices.
In September 2023, the consumer price index moderated to 3.7% from a peak of 9.1% in June 2022. In Hawaii, the September 2023 Urban Hawaii (Honolulu) Consumer Price Index (CPI) also declined from its peak, with an increase of 2.2% over the last 12 months. Under the PBR framework, inflation risk for the Utilities is partially mitigated by an Annual Rate Adjustment (ARA), which is based on a formula that includes a compounded and non-compounded portion.
•The compounded portion of the ARA adjustment includes an adjustment for the annual change in inflation based on the estimated change in Gross Domestic Product Price Index (GDPPI) for the upcoming year, less a predetermined annual productivity factor (currently set at zero), less a 0.22% customer dividend, applied to a basis equal to test year target revenues plus the RAM Revenue adjustments in effect prior to the implementation of PBR, plus the prior adjustment year’s compounded portion of the ARA adjustment. The inflation factor percentage is the consensus projection of annual percentage change in GDPPI for the following calendar year published by Blue Chip Economic Indicators each October. For the 2023 calendar year, the forecasted 2023 GDPPI was 3.68% (net of the 0.22% customer dividend), measured in October 2022, and became effective in rates on January 1, 2023. For the 2024 calendar year, the forecasted 2024 GDPPI was 2.18% (net of the 0.22% customer dividend), measured in October 2023, and is scheduled to be effective in rates on January 1, 2024, pending PUC approval.
•The non-compounded portion of the ARA adjustment includes a subtractive component, representing the management audit savings commitment, or refund to customers, which was approved by the PUC for the years 2021 through 2025.
Customer accounts receivable decreased in 2023 by $47 million, or 16% with the number of accounts past due decreasing by 17% since December 31, 2022. The decrease in accounts receivables was primarily driven by payment on a large delinquent commercial customer account, lower customer bills resulting from lower fuel prices, receipt of government and other program assistance, and higher cash receipts associated with increased disconnection efforts. At this time, while accounts receivable balances continue to remain elevated compared to pre-pandemic levels, partly due to higher fuel prices, the decrease in accounts receivable balances since the beginning of the year has reduced working capital requirements and benefited the Utilities’ liquidity. See “Financial Condition—Liquidity and capital resources” for additional information.
In the second quarter of 2020, the PUC approved the deferral of certain COVID-19 related costs, such as higher bad debt expense, higher financing costs, non-collection of late payment fees, increased personal protective equipment costs, and sequestration costs for mission-critical employees. The Utilities deferred COVID-19 related costs through a PUC approved period that ended on December 31, 2021. In the second quarter of 2022, the Utilities filed an application to seek recovery of the COVID-19 deferred costs, not to exceed the amount of $27.8 million. On July 31, 2023, the Utilities submitted their most recent Supplemental Report to the PUC, reflecting the updated requested amount, as of June 30, 2023, of $9.1 million, which was a decrease from the original requested amount due to cash collections on past due accounts. As of September 30, 2023, due to ongoing collection of past due amounts, the Utilities have recorded $8.8 million in regulatory assets for deferral of COVID-19 related costs. (See discussion under “Regulatory assets and liabilities - Regulatory assets for COVID-19 related costs” in Note 4 of the Condensed Consolidated Financial Statements).

Regulatory Developments. On November 15, 2021, President Biden signed into law the $1.2 trillion Infrastructure Investment and Jobs Act (IIJA), which includes approximately $550 billion of new federal spending to be allocated over the next five years through various programs. The funding will help the State of Hawaii achieve its sustainability goals, including renewable energy, resilience, and decarbonization, while also prioritizing economic development, equity and affordability. The Utilities are pursuing potential grant funding of projects under various programs as primary applicant as well as in partnership with other organizations. On August 29, 2023, the U.S. Department of Energy notified Hawaiian Electric that its application for $95 million in federal funds under IIJA has been recommended for award, subject to negotiation of the terms of financial assistance. In addition, the Utilities have a second full application that is pending federal government agency decision. If both applications are awarded, it would allow for reduction up to $101 million in the Utilities’ recovery under the Exceptional Project Recovery Mechanism (EPRM) and cost to customers. See “Regulatory proceedings” in Note 4 of the Condensed Consolidated Financial Statements for additional discussions.
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
For a discussion regarding the impact of the Maui windstorm and wildfires on the Utilities’ liquidity and capital resources, see discussion under “Financial Condition–Liquidity and capital resources.”

RESULTS OF OPERATIONS

Three months ended September 30		Increase
2023	2022	(decrease)		(dollars in millions, except per barrel amounts)
$795	$956	$(161)		Revenues. Net decrease largely due to:
			$(127)	lower fuel oil prices, partially offset by higher kWh generated[1]
			(52)	lower kWh purchased, lower purchase power energy prices, and lower PPAC revenues[2]
			1	higher MPIR revenue
			2	higher investment interest income
			4	higher fuel-cost risk sharing adjustment (reward)
			10	higher revenue from ARA adjustments
267	384	(117)		Fuel oil expense[1]. Net decrease largely due to lower fuel oil prices, partially offset by higher kWh generated
178	225	(47)
Purchased power expense[1,2]. Net decrease largely due to lower kWh purchased, lower AES charges due to its closure on September 1, 2022, and lower purchased power energy prices; offset in part by the addition of Stage 1 solar-plus-storage projects

143	121	22		Operation and maintenance expenses. Net increase largely due to:
			13	incremental Maui windstorm and wildfires costs
			4	higher transmission and distribution operation and maintenance expense
			1	higher outside services for Customer Service Support Improvement
			1	more station maintenance work performed
			1	more generating facility overhauls performed
			1	increased employee benefits costs
			1	higher facilities expenses
136	147	(11)
Other expenses. Decrease due to lower revenue taxes, partially offset by higher depreciation expense due to increasing investments to integrate more renewable energy and improve customer reliability and system efficiency and higher payroll taxes due to higher unemployment tax rate

71	79	(8)
Operating income. Decrease largely due to higher operation and maintenance expenses, higher depreciation expenses, offset in part by higher ARA, higher fuel-cost risk sharing adjustment (reward), higher investment interest income, and higher MPIR revenue. See below for the Utilities’ incremental expenses related to the Maui windstorm and wildfires.

55	64	(9)
Income before income taxes. Decrease largely due to lower operating income and higher interest expense due to increased borrowings, partially offset by higher AFUDC related to increased capital expenditures

43	50	(7)
Net income for common stock. Decrease due to lower income before income taxes. See below for the Utilities’ incremental expenses related to the Maui windstorm and wildfires and effective tax rate explanation.

2,157	2,212	(55)		Kilowatthour sales (millions)[3]
$111.51	$166.79	$(55.28)		Average fuel oil cost per barrel

Nine months ended September 30		Increase
2023	2022	(decrease)		(dollars in millions, except per barrel amounts)
$2,420	$2,484	$(64)		Revenues. Net decrease largely due to:
			$(118)	lower kWh purchased and lower PPAC revenues, partially offset by higher purchased power energy prices[2]
			1	one-time true-up pole attachment fee revenue
			4	higher MPIR revenue
			4	higher investment interest income
			7	higher fuel-cost risk sharing adjustment (reward in 2023)
			8	higher kWh generated, offset by lower fuel oil prices[1]
			30	higher revenue from ARA adjustments
882	875	7		Fuel oil expense[2]. Net increase largely due to higher kWh generated offset by lower fuel oil prices
499	607	(108)		Purchased power expense[1,2]. Net decrease largely due to lower kWh purchased and lower AES charges due to its closure on September 1, 2022, partially offset by higher purchased power energy prices
407	371	36		Operation and maintenance expenses. Net increase largely due to:
			13	incremental Maui windstorm and wildfires costs
			11	higher transmission and distribution operation and maintenance expense
			8	increased labor and employee benefits costs
			3	higher outside services for Customer Service Support Improvement and Integrated Grid Planning
			2	higher station maintenance work performed
			2	higher facilities expenses
			(2)	lower scope of generating facility overhauls performed
411	407	4
Other expenses. Increase due to higher depreciation expense due to increasing investments to integrate more renewable energy and improve customer reliability and system efficiency and higher payroll taxes due to higher unemployment tax rate, offset by lower revenue taxes

221	224	(3)
Operating income. Decrease largely due to higher operation and maintenance expenses, higher depreciation expenses, offset in part by higher ARA, higher fuel-cost risk adjustment, higher investment interest income, and higher MPIR revenue. See below for the Utilities’ incremental expenses related to the Maui windstorm and wildfires.

175	180	(5)
Income before income taxes. Decrease largely due to higher interest expense due to increased borrowings and lower operating income, partially offset by higher AFUDC related to increased capital expenditures

136	140	(4)
Net income for common stock. Decrease due to lower income before income taxes. See below for the Utilities’ incremental expenses related to the Maui windstorm and wildfires and effective tax rate explanation.

6,087	6,200	(113)		Kilowatthour sales (millions)[3]
$124.70	$137.23	$(12.53)		Average fuel oil cost per barrel
471,372	471,026	346		Customer accounts (end of period)
1The rate schedules of the electric utilities currently contain energy cost recovery clauses (ECRCs) through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.
2The rate schedules of the electric utilities currently contain PPACs through which changes in purchased power expenses (except purchased energy costs) are passed on to customers.
3 kWh sales were lower compared to the same quarter in prior year. The decrease in sales can be attributed to elevated prices over the past year which continued to impact electricity consumption and Maui windstorm and wildfires which resulted in widespread damage to the Lahaina community. In addition, the continued adoption of energy efficiency measures and distributed energy resources contributed to the reduction in kWh sales.

The Utilities’ effective tax rate for the third quarters of 2023 and 2022 was 21%. The Utilities’ effective tax rates for the first nine months of 2023 and 2022 were 22% and 21%, respectively. The effective rate was higher for the first nine months of

2023 primarily due to lower amortization in 2023 of the Utilities’ regulatory liability related to certain excess deferred income taxes resulting from the Tax Act’s decrease in the federal income tax rate.
Hawaiian Electric’s consolidated ROACE was 7.9% and 8.1% for the twelve months ended September 30, 2023 and September 30, 2022, respectively.
For the three and nine months ended September 30, 2023, the Utilities’ incremental expenses related to the Maui windstorm and wildfires, which excludes the $75 million contribution and insurance receivable as discussed in Subsequent event - One ‘Ohana Initiative in Note 2 of the Condensed Consolidated Financial Statements, were as follows:

(in thousands)	Three and nine months ended September 30, 2023
Hawaiian Electric Maui windstorm and wildfires related expenses:
Legal expense	$6,251
Outside services expense	4,706
Other expenses	2,482
Interest expense	503
Total Hawaiian Electric Maui windstorm and wildfires related expenses	$13,942
Note: Utility Maui windstorm and wildfires related expenses - legal, outside services and other are included in “Other operation and maintenance” and interest expense is included in “Interest expense and other charges, net” on the Hawaiian Electric and subsidiaries Condensed Consolidated Statements of Income.
Incremental expenses represent expenses that would not have been incurred if the Maui windstorm and wildfires did not occur, such as legal fees related to the incident.
In addition to higher O&M expenses related to the Maui windstorm and wildfires, the Utilities incurred capital costs totaling approximately $8.0 million, related to the restoration effort.
Certain Maui windstorm and wildfires related expenses, such as legal fees related to the litigation, may be covered under the Company’s liability insurance. Any proceeds received from insurance recoveries will be recorded as a reduction of expense when probable and reasonably estimable.
The rebuilding of Lahaina will be a community-led effort and will occur over an extended period of time. The cost of rebuilding the electric utility infrastructure is not yet known, but could be significant because the infrastructure that may be required is expected to be different than what previously existed. For example, to mitigate wildfire risk, grid hardening strategies, such as undergrounding lines in high-risk locations, are expected to be employed.
The Utilities expect to continue to incur significant expenditures in connection with the Maui windstorm and wildfires; however, the Utilities expect to seek mitigation of the financial impact through insurance recoveries as well as requesting for deferral treatment, and eventually recovery, for incremental non-labor expense.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of September 30, 2023 amounted to $5.2 billion, of which approximately 24% related to generation PPE, 67% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 7% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission.
See “Economic conditions” in the “HEI Consolidated” section above.
Executive overview and strategy.  The Utilities provide electricity on all the principal islands in the state, other than Kauai, to approximately 95% of the state’s population, and operate five separate grids. The Utilities’ mission is to provide innovative energy leadership for Hawaii, to meet the needs and expectations of customers and communities, and to empower them with affordable, reliable and clean energy. The goal is to create a safe, modern, resilient, flexible, and dynamic electric grid that protects Hawaii from impacts of climate change and enables an optimal mix of distributed energy resources, such as private rooftop solar, demand response, and grid-scale resources to enable the creation of smart, sustainable, resilient communities and achieve its decarbonization goals that are aligned with the statutory goal of 100% renewable energy by 2045.
Performance-based regulations. On December 23, 2020, the PUC issued a D&O (PBR D&O) approving a new performance-based regulation framework (PBR Framework). See “Regulatory proceedings” in Note 4 of the Condensed Consolidated Financial Statements.
Transition to a decarbonized and sustainable energy future.  The Utilities are fully committed to leading and enabling pathways to a decarbonized and sustainable energy future for Hawaii. A sustainable energy future is one that focuses on delivering electricity safely, reliably and affordably, strengthening resilience and shifting away from fossil-fueled resources. The Utilities believe that a holistic approach to climate change is needed, working on both climate mitigation efforts along with climate adaptation efforts. Climate mitigation requires achieving the Utilities’ decarbonization and renewable energy commitments, facilitating and promoting beneficial electrification, and deploying carbon removal and offsets among other levers to reduce statewide emissions.
In the fourth quarter of 2021, the Utilities outlined their Climate Action Plan to cut carbon emissions from power generation 70% by 2030, compared to a 2005 baseline. The emissions covered by this goal include stack emissions from generation owned by Hawaiian Electric and IPPs who sell electricity to the Utilities. Since that time, delays and cancellations in the commercial operation of new renewable third-party generation resources and higher costs as a result of supply chain disruptions and inflationary pressures, as well as federal policies related to solar panel imports have slowed the pace of progress toward reducing GHG emissions. Also, see the “Developments in renewable energy efforts—New renewable PPAs” section below. The downgrade of Hawaiian Electric’s credit ratings after the Maui windstorm and wildfires is anticipated to be an additional impediment to completion of new renewable energy and storage projects. As a result of these challenges, the Utilities expect the planned 70% reduction in carbon emissions to be achieved later than the original 2030 target date. However, the Utilities will continue to replace significant amounts of fossil fuel generation with renewable energy between now and 2030 and expect to meet or exceed the State of Hawaii’s RPS goals.
Hawaiian Electric has also committed to achieving net zero carbon emissions from power generation by 2045 or sooner. While the timing of the Utilities’ carbon reduction goals will be adjusted, key elements of the 2030 plan have already been completed or remain on track to be completed by 2030, including the closure of the state’s last coal-fired IPP plant that occurred in September 2022, increasing rooftop solar by more than 50% over 2021 levels, retiring six fossil fuel generating units, increasing grid-scale and customer-owned storage, expanding geothermal resources, and creating customer incentives for using clean, lower-cost energy at certain times of the day and using less fossil-fueled energy at night. The retirement of fossil-fueled generating units is consistent with state policy and supported by Hawaii State law. See “Forecast of capital expenditures—Liquidity and capital resources” for a discussion of potential capital expenditures related to decarbonization efforts.
On September 1, 2022, the last coal-fired IPP plant in the state, providing approximately 10% of Oahu’s generation, ceased operations, removing a significant source of GHG emissions from the Utilities’ generation mix. In advance of the retirement of the coal-fired IPP plant, the Utilities developed plans, including contingency plans, to ensure reliable service through the transition period. These plans include the anticipated addition of renewable energy/storage projects, reserve capacity from existing generation sources, the acceleration of maintenance work during periods with anticipated higher reserve levels, and multiple demand response/DER programs. For example, a 39 MW solar-plus-storage project from Stage 1 renewable PPAs reached commercial operations in mid-2022 and a 36 MW Stage 1 solar-plus-storage project reached commercial operations in early 2023. It is expected that a 185 MW standalone storage facility from Stage 2 renewable PPAs will reach commercial operations by the end of December 2023.
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
The Utilities have made significant progress on the path to clean energy and have been successful in achieving RPS goals. To date the Utilities have met all of the statutory RPS goals, including exceeding the latest milestone RPS target of 30% for 2020, where it achieved an RPS of 34.5%. In July 2022, Governor Ige signed Act 240 (H.B.2089), that amended the RPS calculation from renewable energy as a percentage of sales to renewable energy as a percentage of total generation. The amended RPS calculation results in a lower calculated percentage than the amount calculated under the previous methodology. For example, the 2022 RPS achieved under the revised RPS calculation was 31.8% versus 39.1% under the prior method. The change in the definition is effective from July 2022 forward and will require that the Utilities acquire more renewable energy than under the previous RPS calculation to comply with the RPS milestones; however, the Utilities expect to continue to meet the RPS milestones under the amended RPS law. (See “Developments in renewable energy efforts” below).
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
The State of Hawaii’s policy is supported by the regulatory framework and includes a number of mechanisms designed to maintain the Utilities’ financial stability during the transition toward the State’s decarbonized future. Under the sales decoupling mechanism, the Utilities are allowed to recover from customers, target test year revenues, independent of the level of kWh sales, which have generally trended lower over time as privately-owned DER have been added to the grid and energy efficiency measures have been put into place. Other regulatory mechanisms under the PBR framework reduce some of the regulatory lag during the multi-year rate plan (MRP), such as the annual revenue adjustment to provide annual changes in utility revenues, including inflationary adjustments, and the exceptional project recovery mechanism, which allows the Utilities to recover and earn on certain approved eligible projects placed into service. See “Regulatory proceedings” in Note 4 of the Condensed Consolidated Financial Statements.
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
On June 8, 2021, the PUC approved the new program, Emergency Demand Response Program (EDRP), a battery storage incentive program to dispatch electricity between 6 p.m. to 8 p.m. daily from participating residential and commercial customers, to address the potential reserve shortfalls following the AES coal plant retirement. As of September 30, 2023, the Utilities have received and approved the applications totaling approximately 31.5 MW on Oahu.
On March 30, 2022, the Utilities filed with the PUC to request expanding the EDRP for up to 15 MW on the island of Maui and received PUC approval on May 20, 2022. The EDRP on Maui became effective as of June 1, 2022. Subsequently on June 23, 2022, the PUC approved the cost recovery of the additional incentives for both Oahu and Maui through the Demand Side

Management Surcharge. As of September 30, 2023, the Utilities have received and approved the applications totaling approximately 5.0 MW on Maui.
On October 31, 2022, the PUC issued an order, directing the Utilities to solicit comments from all interested parties and stakeholders on the Utilities’ Draft Grid Services RFP filed on June 30, 2022. The proposed Draft Grid Services RFP focused only on Maui and is seeking 15 MW of grid services. Hawaiian Electric issued the RFP on February 1, 2023 and bids are due on December 1, 2023.
Grid modernization. The overall goal of the Grid Modernization Strategy is to deploy modern grid investments at an appropriate priority, sequence and pace to cost-effectively maximize flexibility, minimize the risk of redundancy and obsolescence, deliver customer benefits and enable greater DER and renewable energy integration. Under the Grid Modernization Strategy, the Utilities expect that new technology will help increase adoption of private rooftop solar and make use of rapidly evolving products, including storage and advanced inverters. On March 25, 2019, the PUC approved a plan for the Utilities to implement Phase 1 of their Grid Modernization Strategy, which is the proportional deployment of advanced metering infrastructure (AMI). On February 28, 2022, the PUC expanded the scope of Phase 1 to the full service territory with a completion date set for the third quarter of 2024. The estimated cost of full deployment (including proportional deployment) is approximately $143 million in capital and deferred software cost and is expected to be incurred over five years. As of September 30, 2023, approximately $110 million of capital and deferred software cost has been incurred to date under Phase 1 and is currently being recovered under the MPIR mechanism until such costs are included in base rates. On June 24, 2022, the PUC approved with certain conditions the Utilities’ request to aggregate the per-meter and network cost caps and to recover O&M costs associated with full-service territory AMI deployment under the MPIR mechanism. As of September 30, 2023, the Utilities have deployed about 319,000 advanced meters, servicing approximately 68% of total customers.
The Utilities filed an application with the PUC on September 30, 2019 for an Advanced Distribution Management System (ADMS) as part of Phase 2 of their Grid Modernization Strategy implementation. However, on December 30, 2019, the PUC suspended the Utilities’ application for the ADMS pending the Utilities’ filing of a supplemental application for the broad deployment of field devices. This supplement and update to the Grid Modernization Strategy Phase 2 field devices application was filed on March 31, 2021. A PUC order was issued on April 27, 2021, unsuspending and resuming consideration of the Phase 2 Application. The Utilities filed the reply statement of position on October 15, 2021, completing the discovery phase of the docket. On November 16, 2021, the PUC suspended the Utilities’ ADMS and Phase 2 field device application to focus the Utilities’ attention on completing Phase 1. The Utilities filed a Motion for Reconsideration with the PUC in response to the suspension, but the motion was denied. The PUC subsequently clarified that the Utilities may resume the Phase 2 docket no earlier than six months before Phase 1 is scheduled to be completed in the third quarter of 2024. Resumption of the Phase 2 proceeding would likely commence six months prior to the scheduled completion date selected by the PUC. On April 17, 2023, the Utilities filed a motion with the PUC, requesting the suspended docket to be reopened and to allow the Utilities to file an updated and supplemented application for updated project costs. The estimated cost for the implementation of Phase 2 over six years, which includes capital, deferred software costs and O&M costs, is $113 million. On May 3, 2023, the PUC granted the motion to resume the docket, and hosted a technical conference on the updated application on May 19, 2023. The Utilities filed the reply statement of position on September 28, 2023, completing the discovery phase of the docket.
Community-based renewable energy. In December 2017, the PUC adopted a community-based renewable energy (CBRE) program framework which allows customers who cannot, or chose not to, take advantage of private rooftop solar to receive the benefits of renewable energy to help offset their monthly electric bills and support clean energy for Hawaii. The program has two phases.
The first phase, which commenced in July 2018, totaling 8 MW of solar photovoltaic (PV) only with one credit rate for each island, closed on April 9, 2020. Two phase 1 projects (28.32 kW on Maui and 270 kW on Oahu) have been operational for two years and one Phase 1 project (3,000 kW on Oahu) achieved commercial operations on October 1, 2023. Two additional phase 1 projects expect to become operational in the fourth quarter of 2023 (Hawaii Island: 750kW and Molokai: 250kW).
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
One CBRE proposal for Lanai was selected but negotiations were terminated on June 15, 2022. With the concurrence of the Independent Observer, a replacement proposal was selected on July 1, 2022. On July 25, 2022, the Utilities announced the selection of a new developer for the Lanai CBRE RFP. On September 21, 2022, the Utilities were informed by Pulama Lanai of a project being planned on Lanai to remove the two large resorts from the grid, which represent approximately 40% of the load of the island and raises great uncertainty around the future energy needs for Lanai. On September 28, 2022, the Utilities notified the PUC that ongoing negotiations for the Lanai CBRE project would continue, but the Utilities did not execute a PPA at this time given the uncertainty due to the Pulama Lanai notification. The parties are currently exploring options to move forward with the project. On Molokai, proposals were only received from a single community co-op group. After evaluation of these proposals and with concurrence of the independent observer, the Utilities filed a letter on September 9, 2022, proposing to close the Molokai CBRE RFP and to work with the lone bidder to improve certain aspects of its two proposed projects outside of the RFP process for the benefit of the residents of Molokai. After successful negotiations, two contracts for solar plus storage facilities were executed and on September 29, 2023, the Utilities filed two applications with the PUC requesting approval of the contracts by the end of 2023.
The Utilities CBRE Phase 2 Rule 29 became effective on March 10, 2022. The Utilities are currently accepting project applications for small CBRE projects less than 250 kW in size. The PUC reserved 45 MW as well as a small amount of unallocated capacity from Phase 1 for small projects in Phase 2 on Oahu, Maui and Hawaii Island. The Utilities have developed a CBRE Portal where Subscriber Organizations can apply for small project capacity and manage subscribers for all CBRE projects in the program. Customers can also use the CBRE Portal to solicit subscription quotes, compare, and subscribe to a project once the Subscriber Organization has added their project to the portal.
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
Decoupling. See “Decoupling” in Note 4 of the Condensed Consolidated Financial Statements for a discussion of decoupling.

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
On August 31, 2023, the PUC issued an order temporarily suspending the ESM until further notice. The intent of the order is to address the unintended consequence of customers potentially bearing the costs associated with the Maui windstorm and wildfires through the operation of the ESM without prior PUC review.
Actual and PUC-allowed returns, as of September 30, 2023, were as follows:

%	Rate-making Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended September 30, 2023	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.35	6.23	4.01	8.94	7.15	3.50	9.95	7.69	3.71
PUC-allowed returns	7.37	7.52	7.43	9.50	9.50	9.50	9.50	9.50	9.50
Difference	(0.02)	(1.29)	(3.42)	(0.56)	(2.35)	(6.00)	0.45	(1.81)	(5.79)
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
Regulatory proceedings.  On December 23, 2020, the PBR D&O was issued, establishing the PBR Framework. The PBR Framework implemented a five-year MRP, during which there will be no general rate case applications. In the fourth year of the MRP, the PUC will comprehensively review the PBR Framework to determine if any modifications or revisions are appropriate. See also “Regulatory proceedings” in Note 4 of the Condensed Consolidated Financial Statements.
Developments in renewable energy efforts.  The Utilities’ renewable energy goals depend, in large part, on the success of renewable projects developed and operated by independent power producers. Beginning in 2017, the Utilities embarked on an ambitious procurement effort, selecting multiple solar plus storage projects to help reach the Utilities renewable portfolio standards goals as well as to assist the Utilities in retiring fossil fuel generation. Several of the recently procured projects have experienced delays as a result of supply chain disruptions caused by impacts from the COVID-19 pandemic, solar product detentions at U.S. ports of entry ordered by the U.S. Customs and Border Protection agency, and unforeseen site conditions which resulted in unanticipated project costs or in some cases the inability to effectively use previously identified project sites. These impacts have resulted in five Stage 2 projects declared null and void by the independent power producers and one Stage 2 project mutually terminating its PPA with the Utilities. Projects have also indicated potential impacts from the investigation launched by the U.S. Department of Commerce on March 28, 2022, in response to a request by Auxin Solar Inc. in regard to solar panel imports. On June 6, 2022, President Biden created a bridge to temporarily facilitate U.S. solar deployers’ ability to source certain imported solar modules and cells free of certain duties for 24 months in order to ensure the U.S. has access to a sufficient supply of solar modules to meet electricity generation needs. The Utilities have negotiated amendments with several project developers regarding requests to increase previously approved prices and extend guaranteed commercial operations dates for those projects in order to ensure their viability given the impact of these recent market conditions. All of these amendments have been approved. Significant project delays or failures of these projects increase the risk of the Utilities not meeting the renewable portfolio standards or other climate related goals, eligibility for performance incentive mechanisms associated with the speed of increasing renewable generation, and the ability to retire fossil fuel units. Developments in the Utilities’ efforts to further their renewable energy strategy include renewable energy projects discussed in Note 4 of the Condensed Consolidated Financial Statements and the following:

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
•On December 31, 2019, Hawaii Electric Light and Puna Geothermal Ventures entered into an Amended and Restated Power Purchase Agreement (PGV ARPPA). The PGV ARPPA extends the term of the existing PPA by 25 years to 2052, expands the firm capacity of the facility to 46 MW and delinks the pricing for energy delivered from the facility from fossil fuel prices to reduce cost to customers. On March 16, 2022, the PUC issued a D&O, approving the PGV ARPPA, subject to conditions, that include requiring completion of a final environmental review prior to construction. On March 28, 2022, Puna Pono Alliance filed a Motion for Reconsideration seeking reconsideration, modification and/or vacation of the D&O. On June 6, the PUC denied Puna Pono’s Motion for Reconsideration. PGV notified the Utilities that changes in market conditions that transpired since the terms of the PGV ARPPA were negotiated impacted the financial viability of the Project, and that an amendment to the PGV ARPPA was necessary to mitigate the impacts. On March 27, 2023, the Utilities and PGV executed the First Amendment to the PGV ARPPA which increases the capacity payment and extends the GCOD. An application requesting approval of the First Amendment to the PGV ARPPA was filed on April 4, 2023. On June 13, 2023, PGV notified the Utilities of concerns of its ability to timely deliver on the terms of the ARPPA. PGV has been working to re-establish its capacity generation and has continued drilling and plans to drill additional wells, however, this process has taken longer than anticipated and PGV has become increasingly concerned about timely achieving the Contract Firm Capacity of 46 MW. In light of receiving this information and to allow the Utilities and PGV to determine the best path forward, on July 6, 2023 the Utilities asked the PUC to put the procedural schedule on hold for approval of the First Amendment to the PGV ARPPA. In order to address PGV’s concerns, the parties executed a Second Amendment to the PGV ARPPA, which among other things lowered the capacity needed to reach commercial operations and preserves the full contract capacity, effectuating a partial commissioning. On October 2, 2023 the Utilities filed a letter requesting the docket be reopened and seeking approval of the First and Second Amendments to the PGV ARPPA by the end of 2023.
•Under a request for proposal process governed by the PUC and monitored by independent observers, in February 2018, the Utilities issued Stage 1 Renewable RFPs for 220 MW of renewable generation on Oahu, 50 MW of renewable generation on Hawaii Island, and 60 MW of renewable generation on Maui. To date, summarized information for a total of eight PPAs is as follows:
•

Utilities	Number of contracts	Total photovoltaic size (MW)	BESS Size (MW/MWh)	Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	4	139.5	139.5/558	7/31/22, 1/11/23, 1/20/23* & 10/31/24	20 & 25	$34.0
Hawaii Electric Light	2	60	60/240	10/11/24 & 4/21/23	25	19.2
Maui Electric	2	75	75/300	4/28/23* & 5/31/24	25	18.0
Total	8	274.5	274.5/1,098			$71.2
* Project delays have resulted in Guaranteed Commercial Operations Date being missed.
The Utilities have received PUC approvals to recover the total projected annual payment of $71.2 million for the eight PPAs through the PPAC to the extent such costs are not included in base rates. To date, the Utilities filed seven requests with the PUC for approval of amendments related to previously-approved PPAs for changes in pricing and/or guaranteed commercial operations dates to support completion of the projects while maintaining system reliability. The PUC has approved all seven amendments. On July 31, 2022, Mililani I Solar on Oahu, the first Stage 1 solar-plus-storage project, was placed into service. Waiawa Solar project on Oahu and the AES Waikoloa Solar project on Hawaii Island also reached commercial operations on January 11, 2023 and April 21, 2023, respectively. See also “Stage 1 renewable PPAs” in Note 4 of the Condensed Consolidated Financial Statements.
•In continuation of their February 2018 request for proposal process, the Utilities issued their Stage 2 Renewable RFPs for Oahu, Maui and Hawaii Island and Grid Services RFP on August 22, 2019. To date, the Utilities had filed 11

PPAs. Additionally, two GSPAs and two applications for commitments of funds for capital expenditures for approval of the utility self-build projects were filed with the PUC. Of the 11 filed PPAs, six PPAs were declared null and void by the independent power producers and one PPA was mutually terminated. The four remaining projects have received PUC approval. To date, the Utilities filed three requests with the PUC for approval of amendments related to previously-approved PPAs for changes in pricing and/or guaranteed commercial operations dates to support completion of the projects while maintaining system reliability. The PUC has approved all three amendments. The two GSPAs were approved by the PUC in December 2020. The two utility Self-Build projects are still pending PUC approval.
A summary of the remaining four approved Stage 2 PPAs, is as follows:

Utilities	Number of contracts		Total photovoltaic size (MW)	BESS Size (MW/MWh)			Guaranteed commercial operation dates	Contract term (years)	Total projected annual payment (in millions)
Hawaiian Electric	3		79	79	/	443	5/17/24, 9/1/2024, & 4/9/2024	20 & 25	$31.4
Hawaiian Electric	1	*	N/A	185	/	565	12/30/2022**	20	24.0
Total	4		79	264	/	1,008			$55.4
* See further discussion under “Review of Interconnection Process and Kapolei Energy Storage Power Purchase Agreement” below.
** Project delays have resulted in Guaranteed Commercial Operations Date being missed.
The total projected annual payment of $55.4 million for these PPAs will be recovered through the PPAC to the extent such costs are not included in base rates.
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
Tariffed renewable resources.
•As of September 30, 2023, there were approximately 600 MW, 133 MW and 144 MW of installed distributed renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively, for tariff-based private customer generation programs, namely Standard Interconnection Agreement, Net Energy Metering, Net Energy Metering Plus, Customer Grid Supply, Customer Self Supply, Customer Grid Supply Plus and Interim Smart Export. As of September 30, 2023, an estimated 39% of single family homes on the islands of Oahu, Hawaii and Maui have installed private rooftop solar systems, and approximately 21% of the Utilities’ total customers have solar systems.
•The Utilities began accepting energy from feed-in tariff projects in 2011. As of September 30, 2023, there were 44 MW, 2 MW and 6 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.
Biofuel sources.
•On June 30, 2021, the Utilities issued an RFP for all fuels, including biodiesel, for supply commencing January 1, 2023. The Utilities and Pacific Biodiesel Technologies, LLC (PBT) signed an agreement on December 13, 2021 for supply of biodiesel on all islands commencing January 1, 2023, which was approved by the PUC on December 1, 2022. Hawaiian Electric also has a spot buy contract with PBT to purchase additional quantities of biodiesel at or below the price of diesel. Some purchases of “at parity” biodiesel have been made under the spot purchase contract, which was extended through June 2025.
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
•On November 22, 2021, CBRE RFPs for Molokai and Lanai were opened. The RFP for Lanai sought a single PV paired with storage project, which included a 3 MW portion, reserved for CBRE. The Lanai RFP closed on February 14, 2022 and the Molokai RFP closed on March 1, 2022. A project was selected in the Lanai RFP, but negotiations were terminated. On July 1, 2022, a replacement project was selected and negotiations commenced. The RFP for Molokai sought 2.75 MW of new PV paired with storage projects for CBRE generation. No projects were selected in the Molokai RFP. However, with the concurrence of the independent observer, the Utilities are working with the lone bidder outside of the RFP process. See “Transition to a decarbonized and sustainable energy future—Community-based renewable energy” for additional information.
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
•The Hawaii Island Stage 3 RFP, seeking 325 GWh per year of energy and 65 MW of renewable firm capacity, was filed on November 7, 2022 and was issued on November 21, 2022. Proposals were received on April 20, 2023. The Stage 3 RFPs for Oahu and Maui opened for bids on January 20, 2023. For Oahu, the Utilities are seeking 500 to 700 MW of renewable firm capacity, and at least 965 GWh of renewable dispatchable energy annually. For Maui, the Utilities are procuring at least 40 MW of renewable firm capacity, and at least 425 GWh of renewable dispatchable energy annually. On March 15, 2023, the PUC denied the Utilities’ request to not advance its own proposal to meet the Maui firm capacity need as required under the Framework for Competitive Bidding, and on April 5, 2023, denied the Utilities’ motion to modify the Maui RFP to allow a self-build, ordering the Utilities to submit a proposal for the firm capacity need, or in the alternative, file a request to suspend the firm generation portion of the Maui RFP to make adjustments as ordered by the PUC, including an extension of the bidding period for firm generation proposals. The Utilities filed their request on April 12, 2023, which the PUC granted on April 14, 2023. The updated Maui RFP was filed on April 27, 2023. Proposals for the Oahu RFP and the variable generation portion of the Maui RFP were received on April 20, 2023. The Utilities submitted a proposal that is consistent with the reliability requirements under the competitive bidding framework as directed by the PUC. Priority List selections were announced on July 6, 2023 and best and final offers for the Oahu and Hawaii RFPs and the variable generation portion of the Maui RFP were due on July 14, 2023. Final award selection was originally planned for October 2023, with negotiations of the PPAs expected to be completed in the later part of 2024. On September 27, 2023, the PUC approved the Utilities’ proposal to extend the selection of the final awards to as far as December 1, 2023 for the Oahu and Hawaii RFPs, as well as for the variable generation portion of the Maui RFP. Proposals for the firm generation portion of the Maui Stage 3 RFP were received on August 17, 2023, and Priority List selections were announced on October 9, 2023.
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
•During the 2022 Legislative Session, the Hawaii State Legislature passed Senate Bill 2474 SD 2 HD 1 CD 1, which was signed into law on June 27, 2022 as Act 201. The law requires that the PUC contract with a qualified consultant to conduct a study on the accessibility of Hawaii’s electric system and procedures for interconnection to Hawaii’s electric system, including but not limited to the timeliness and costs of interconnection. The PUC contracted with PA Consulting to conduct the study as well as act as the Independent Engineer for the Stage 3 Request for Proposal procurement. The report was submitted to the PUC on December 28, 2022 and did not find any wrongdoing on the part of the utility. The report made minor recommendations for Hawaiian Electric to review interconnection related tariff/rules and revise, if necessary, to provide technical clarity in terms of interconnection requirements, to establish a database for the purpose of centralizing all information related to all interconnection projects they manage, including their self-build and IPP-built projects, and to develop comparable interconnection cost metrics for self-build and IPP-built projects so that interconnection costs can be directly compared. The PUC stated its intent to address the recommendations that are directed to Hawaiian Electric through various proceedings related to the interconnection process. Hawaiian Electric will be working on these recommendations. The contracted consultant is working on a second phase of the study, to be completed in 2023, which will include the assessment and recommendation of remaining issues listed in Act 201 that are not covered in Phase 1.
•Also in April 2021, the PUC approved the Kapolei Energy Storage (KES) PPA (one of the PPAs as a result of the Stage 2 Renewable RFP process) (KES Decision and Order), subject to nine conditions, including the Utilities forgoing the second portion of the PIM rewards amounting up to $1.7 million for the Stage 1 RFP PPAs, removing grid constraints for the Utilities’ CBRE Phase 2 projects and for existing and new distributed energy programs, financial retirement of Hawaiian Electric generating units by specified dates and adjusting target revenues at the retirement dates for such retirements, and a requirement to charge the batteries in the project using significant levels of renewable energy generation. The financial retirement of the generating units described in the KES Decision and Order is contrary to the intent of Hawaii Revised Statutes §269-6(d), which encourages the recovery of stranded costs for the retirement of fossil fuel generation, and contrary to the regulatory compact under which in return for agreeing to commit capital necessary to allow utilities to meet their obligation to serve, utilities are assured recovery of their investment and a fair opportunity to earn a reasonable return on the capital prudently committed to the business. Hawaiian Electric filed a Motion for Reconsideration and Stay of the Decision and Order due to potentially significant financial and operational impacts. In May 2021, the PUC granted, in part, Hawaiian Electric’s Motion for Reconsideration and Stay. In this Order, the PUC addressed a number of Hawaiian Electric’s concerns, including removing the condition of the Utilities foregoing the PIM award from Stage 1 RFP projects, agreeing to address grid constraint concerns in respective DER and CBRE dockets and not in the KES docket, removing the minimum thresholds of charging energy coming from renewable energy generation and corresponding deadlines associated with these thresholds and modifying the condition on financial retirement of generating units. The PUC indicated the net book value of generating assets would be addressed at the time of retirement. The full text of the KES Decision and Order and the Motion for Reconsideration and Stay with respect thereto, and the Order granting, in part, Hawaiian Electric’s Motion for Reconsideration can be found on the PUC website at hpuc.my.site.com/cdms/s/search (Docket No. 2020-0136). On October 2, 2023, the PUC issued an order (Order No. 40293) in the proceeding regarding the retirement of Waiau Units 3 and 4, which among other things, removed one of the nine conditions from the April 2021 KES Decision and Order regarding the financial retirement of Waiau and Kahe Units by specified dates. The full text of Order No. 42093 can be found on the PUC website at hpuc.my.site.com/cdms/s/search (Docket 2023-0339).
Legislation and regulation. Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the Utilities and their customers. Also see “Environmental regulation” in Note 4 of the Condensed Consolidated Financial Statements.
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

On March 3, 2022, as part of economic sanctions amid the Russia-Ukraine war, PAR Hawaii announced that it was suspending all purchases of Russian crude oil, which accounts for at least 25% of Hawaii’s supply. The Utilities are taking additional measure to ensure adequate supply of fuel by entering into a backup fuel supply contract with Vitol Inc. (Vitol) commencing on December 1, 2022 through June 30, 2024 with annual extensions if mutually agreed by both parties. The PUC issued the final D&O approving the Vitol backup fuels supply contract on December 1, 2022 and the costs incurred under the contract with Vitol are recovered in the Utilities’ respective ECRCs.
FINANCIAL CONDITION
Liquidity and capital resources.
As of September 30, 2023, Hawaiian Electric had no commercial paper outstanding, $200 million outstanding on its revolving credit facility and no remaining available borrowing capacity under the Utilities’ committed line of credit. The cash proceeds were invested in highly liquid short-term investments, and as of September 30, 2023, the Utilities’ cash and cash equivalents balance was $275 million, compared to $39 million as of December 31, 2022.
Hawaiian Electric’s objective continues to be to operate a strong, financially healthy enterprise to empower a thriving future for Hawaii. While the fundamentals of its business remain strong, the Utilities took prudent and measured actions to strengthen their financial position while continuing to provide reliable service to its customers and reinforcing its commitment to serving the community for the long term. The Utilities are working with financial advisors to help ensure adequate liquidity and believe they have adequate cash to meet their financial obligations and sustain operations, including the payment of a $100 million debt maturity in November 2023. Longer term, the Utilities are evaluating other sources of liquidity that could include securitization, re-prioritizing capital spending and reducing O&M, issuing secured debt, and conducting asset sales, among others.
Accounts receivable balances remain elevated coming out of the pandemic and has led to higher bad debt expense and higher write-offs in 2022 and year-to-date September 2023, following the end of the moratorium on disconnections. The higher bad debt expense is expected to continue until the Utilities return to pre-pandemic collection practices, along with a decrease in volume, for delinquent accounts. The Maui windstorm and wildfires have not and are not anticipated to materially impact accounts receivable and higher bad debt expense. As of September 30, 2023, approximately $32.1 million of the accounts receivables were over 30 days past due. Of the over 30 days past due amounts, approximately 40% were on payment plans. In addition to the cash flow impact from delayed collection of accounts receivable, lower kWh sales relative to the level of kWh sales approved in the last rate case generally result in delayed timing of cash flows, resulting in higher working capital requirements. As of September 30, 2023, the Utilities had cash and cash equivalents of approximately $275 million.
With the exception of Maui, the Utilities are continuing the disconnection process on a tiered basis, expanding the targeted balances, which is expected to reduce delinquent accounts receivable balances and accelerate cash collections. Service disconnections on Maui are suspended from August 8, 2023 to January 5, 2024; however, efforts are ongoing to educate and inform customers impacted by the Maui windstorm and wildfires on the availability of financial assistance to manage delinquencies accordingly. See also “Regulatory assets and liabilities” in Note 4 of the Condensed Consolidated Financial Statements.
The rebuilding of Lahaina will be a community-led effort and will occur over an extended period of time. The cost of rebuilding the electric utility infrastructure is not yet known, but could be significant because the infrastructure that may be required is expected to be different than what previously existed. For example, to mitigate wildfire risk, grid hardening strategies, such as undergrounding lines in high-risk locations, are expected to be employed.
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	September 30, 2023		December 31, 2022
Short-term borrowings, net	$—	—%	$88	2%
Long-term debt, net	2,034	46	1,685	41
Preferred stock	34	1	34	1
Common stock equity	2,383	53	2,344	56
	$4,451	100%	$4,151	100%

Information about Hawaiian Electric’s commercial paper borrowings, borrowings from HEI and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Nine months ended September 30, 2023	September 30, 2023	December 31, 2022
Short-term borrowings[1]
Commercial paper	$8	$—	$88
Borrowings from HEI	—	—	—
Line of credit draws on revolving credit facility	29	200	—
1   The maximum amount of external short-term borrowings by Hawaiian Electric during the first nine months of 2023 was approximately $200 million. At September 30, 2023, Hawaiian Electric had no short-term borrowings from Hawaii Electric Light and Maui Electric.
Prior to the Maui windstorm and wildfires, Hawaiian Electric typically utilized short-term debt, typically commercial paper, to support normal operations, to refinance short-term debt and for other temporary requirements. The Utilities also historically utilized long-term debt, borrowings of the proceeds of special purpose revenue bonds (SPRBs) issued by the State of Hawaii Department of Budget and Finance (DBF) and the issuance of privately placed unsecured senior notes bearing taxable interest, to finance the Utilities’ capital improvement projects, or to repay short-term borrowings used to finance such projects. The downgrades of Hawaiian Electric’s credit ratings impacted the Utilities’ ability to access capital markets and other sources of debt and equity financing in a timely manner and on acceptable terms. The Utilities are currently evaluating other sources of liquidity that could include re-prioritizing capital spending and reducing O&M, issuing secured debt, conducting asset sales, among others.
Credit agreement. On August 23, 2023, Hawaiian Electric fully drew down $200 million on its existing revolving credit facilities. The cash proceeds were invested in highly liquid short-term investments and will be used for general corporate purposes. The $200 million line of credit facility remained fully drawn as of September 30, 2023. See Note 6 of the Condensed Consolidated Financial Statements for additional information.
Credit ratings. In August 2023, the credit ratings of Hawaiian Electric were subject to multiple downgrades, including to ratings below investment grade, by Fitch, Moody’s and S&P. These rating actions were primarily due to the uncertainty facing the Utilities resulting from potential liability related to damages and losses caused by the Maui windstorm and wildfires and increasing number of lawsuits filed to date. As of September 30, 2023, the Fitch, Moody’s and S&P ratings of Hawaiian Electric were as follows:

	Fitch		Moody’s		S&P
	To	From	To	From	To	From
Long-term issuer default, long-term and issuer credit, respectively	B	A-	Ba3	Baa1	B-	BBB
Short-term issuer default, commercial paper and commercial paper, respectively	B	F2	NP	P-2	B	A-2
Senior unsecured debt/special purpose revenue bonds	B+	A	Ba3	Baa1	*	*
Cumulative preferred stock (selected series)	*	*	B3	Baa3	*	*
Outlook	Watch Negative	Stable	Review for Downgrade	Stable	Watch Negative	Stable
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
See “Credit and Capital Market Risk” in item 1A. Risk Factors in HEI’s and Hawaiian Electric’s 2022 Form 10-K and in item 1A. Risk Factors below. The downgrades of Hawaiian Electric’s credit ratings impacted the Utilities’ ability to access capital markets and other sources of debt financing in a timely manner and on acceptable terms. In addition, the downgrades of the Hawaiian Electric’s credit ratings triggered certain cash or payment requirements with the Utilities’ vendors.
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
Taxable debt. On December 20, 2022, the Utilities received PUC approval to issue, over a four-year period from January 1, 2023 to December 31, 2026, unsecured obligations bearing taxable interest (Hawaiian Electric up to $230 million, Hawaii Electric Light up to $65 million and Maui Electric up to $105 million), to finance capital expenditures, repay long-term and/or short-term debt used to finance or refinance capital expenditures, and/or to reimburse funds used for payment of capital expenditures. Pursuant to the approval, on January 10, 2023, the Utilities executed through a private placement, $150 million in unsecured senior notes (2023 Notes). The 2023 Notes had a delayed draw feature and the Utilities drew down all the proceeds on February 9, 2023. See Note 6 of the Condensed Consolidated Financial Statements for additional information and see summary table below for remaining authorized amounts.

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Total “up to” amounts of taxable debt authorized from 2023 through 2026	$230	$65	$105
Less:
Taxable debt executed on January 10, 2023, but issued on February 9, 2023	100	25	25
Remaining authorized amounts	$130	$40	$80
As of September 30, 2023, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $130 million, $40 million, and $80 million, respectively of remaining taxable debt authorization.
Equity. On December 20, 2022, the Utilities received PUC approval to issue and sell each utility’s common stock over a four-year period from January 1, 2023 through December 31, 2026 (Hawaiian Electric’s sale/s to HEI of up to $75 million, Hawaii Electric Light sale/s to Hawaiian Electric of up to $25 million, and Maui Electric sale/s to Hawaiian Electric of up to $55 million) and the purchase of Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric from 2023 through December 31, 2026. As of September 30, 2023, Hawaiian Electric, Hawaii Electric Light, and Maui Electric have $75 million, $25 million, and $55 million, respectively, of unused common stock authorization.
Cash flows. The following table reflects the changes in cash flows for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

	Nine months ended September 30
(in thousands)	2023	2022	Change
Net cash provided by operating activities	$406,111	$124,167	$281,944
Net cash used in investing activities	(329,281)	(219,126)	(110,155)
Net cash provided by financing activities	160,782	61,005	99,777

Net cash provided by operating activities. The increase in net cash provided by operating activities was primarily driven by higher cash receipt of payments from large delinquent commercial customer accounts, and from customers due to increased disconnection efforts and receipt of government and other program assistance, as well as lower cash paid for fuel oil stock due to lower fuel oil prices, partially offset by higher revenue taxes paid due to timing.
Net cash used in investing activities. The increase in net cash used in investing activities was primarily driven by an increase in capital expenditures related to construction activities.
Net cash provided by financing activities. The increase in net cash provided by financing activities was driven by higher cash proceeds from long-term borrowings, partially offset by repayment of short-term borrowings.
Material cash requirements. Material cash requirements of the Utilities include O&M expenses, including One ‘Ohana Initiative contribution (see further information in Note 2 of the Condensed Consolidated Financial Statements), legal and consulting costs related to the Maui windstorm and wildfires, labor and benefit costs, fuel and purchase power costs, debt and interest payments, operating and finance lease obligations, their forecasted capital expenditures (including capital expenditures related to wildfires and wildfire mitigations) and investments, their expected retirement benefit plan contributions and other short-term and long-term material cash requirements. The cash requirements for O&M, fuel and purchase power costs, debt and interest payments, and operating and finance lease obligations are generally funded through the collection of the Utilities’ revenue requirement established in the last rate case and other mechanisms established under the regulatory framework. The cash requirements for capital expenditures are generally funded through retained earnings, the issuance of debt, and contributions of equity from HEI and generally recovered through the Utilities’ revenue requirement or other capital recovery mechanisms over time. Although the Utilities’ credit rating downgrades related to the Maui windstorm and wildfires will continue to adversely impact its ability to access capital markets and other sources of debt financing in a timely manner and on acceptable terms, the Utilities currently believe that their ability to generate cash is adequate to maintain sufficient liquidity to fund their material cash requirements in the near term. However, the economic impact of higher fuel prices, inflation, higher interest rates, tightening of monetary policy, the lingering COVID-19 pandemic, geopolitical situations, and the potential damages and losses related to the Maui windstorm and wildfires and related lawsuits (see further information in Note 2 of the Condensed Consolidated Financial Statements), create significant uncertainty, and the Utilities cannot predict the extent or duration of these conditions, the future effects that these conditions will have on the Utilities’ cost of capital and their ability to access additional capital, or the future impacts on the Utilities’ financial position, results of operations, and cash flows.

Bank
Recent Developments. See also “Recent developments” in HEI’s MD&A.
In August 2023, ASB was impacted by wildfires on Maui which caused widespread property damage and fatalities. ASB’s outstanding credit exposure in Maui and the fire impacted zone of Lahaina as of September 30, 2023 was 11.9% and 0.8%, respectively, of the Bank’s total loan portfolio.
For the quarter ended September 30, 2023, ASB incurred additional expenses as a result of the Maui wildfires of $8.6 million, pretax, including higher provision for credit losses, additional professional services expenses and other extraordinary expenses.
The Hawaii economy remained stable in the third quarter of 2023 as visitor arrivals continued to drive a growing labor market and tax collections. Domestic visitor arrivals continued to remain strong due to pent up demand from leisure travelers. International visitor arrivals continued to lag significantly behind pre-pandemic levels but have gradually increased as certain Asian countries began loosening travel restrictions. COVID cases caused by the new variants have increased but hospitalization rates remain at relatively low levels.
As of September 30, 2023, the Federal Reserve federal funds rate target range was 5.25% - 5.50% in response to continued inflationary pressures in the economy. The increase in interest rates has impacted ASB’s net interest margin as higher yields on earning assets were more than offset by an increase in yields on deposits and other borrowings. The higher interest rates have also reduced mortgage refinance and purchase activity, negatively impacting mortgage banking income. Additionally, the tight labor market and inflationary pressures have increased compensation and benefit expenses.
ASB experienced continued loan growth in 2023 as total loans increased $216 million compared to total loans at the end of 2022. There was demand for commercial real estate, residential, home equity lines of credit and consumer loan products. The consumer loan portfolio growth also included purchases of solar and sustainable home improvement loans from a third party. The residential loan portfolio increase was due to ASB’s decision to portfolio a larger portion of its residential loan production.
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
For the quarter ended September 30, 2023, ASB recorded a provision for credit losses of $8.8 million due to $5.9 million of credit loss reserves for loans that were impacted by Maui wildfires and additional credit loss reserves for the residential, consumer and commercial real estate loan portfolios. The provision for credit losses in future quarters will be dependent on future economic conditions and changes to borrower credit quality at that time.
At September 30, 2023, the investment securities portfolio balance decreased approximately $203 million from year end 2022 as investment securities portfolio repayments were used as a funding source for the loan growth and ASB did not purchase any investment securities in 2023. The lack of deposit growth resulted in lower excess liquidity and the need for other sources to fund the loan growth. The change in interest rates during the nine months ended September 30, 2023 resulted in higher unrealized losses in the available-for-sale investment securities portfolio, which also decreased the investment portfolio balance.
In 2023, the increase in interest rates and the collapse of a few financial institutions had caused turmoil in the banking industry. Due to the failure of these financial institutions, the focus on the banking industry has been around capital levels, uninsured deposits and liquidity. At September 30, 2023, ASB’s regulatory capital ratios were above the “well-capitalized” and regulatory requirements, including the conservation buffers. Approximately 87% of the Bank’s deposits are FDIC insured or fully collateralized. ASB has access to approximately $3 billion in funding sources to meet its liquidity needs.
ASB continues to maintain its low-risk profile, strong balance sheet and straightforward community banking business model.

	Three months ended September 30		Increase
(in millions)	2023	2022	(decrease)	Primary reason(s)
Interest and dividend income	$86	$68	$18

Average loan portfolio yields were 80 basis points higher—yield benefited from the rising interest rate environment as adjustable rate yields repriced upward and new loan production yields were higher than the portfolio yields.

Average loan portfolio balances increased $609 million - commercial real estate, home equity line of credit and commercial loan portfolio average balances increased $157 million, $85 million and $63 million, respectively, due to increased demand for these loan products. Residential loan average balances increased $221 million due to the Bank’s decision to portfolio a larger portion of the residential loan production. Consumer loan portfolio average balance increased $83 million primarily due to purchases of solar and sustainable home improvement loans.

Average investment securities portfolio balances decreased $260 million—investment security portfolio repayments were used to fund loan growth. Average investment securities portfolio yields were 13 basis points lower due to higher investment portfolio premium amortizations.

				Average other investments increased $75 million - increase due to higher interest earning deposits being held.
Noninterest income	15	13	2
				Higher bank owned life insurance income - higher returns from insurance policies.
Revenues	101	81	20	The increase in revenues for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to higher interest and dividend income and higher noninterest income.
Interest expense	23	3	20
				Increase in interest expense on deposits and other borrowings was due to an increase in term certificate and other borrowing balances which were required to fund the loan portfolio growth, higher yields due to the increase in the interest rate environment and a shift in costing liability mix.
				Average core deposit balances decreased $539 million; average term certificate balances increased $436 million.
				Average deposit yields increased from 8 basis points to 70 basis points due to a shift in mix of deposits and higher yields from the increase in the interest rate environment.
				Average other borrowings increased $488 million and average yields increased 295 basis points.
				Average cost of funds increased from 13 basis points to 102 basis points due to a shift in funding from low cost core deposits to higher costing term certificates and other borrowings.
Provision for credit losses	9	—	9

2023 provision for credit losses included credit loss reserves for loans impacted by the Maui wildfires, additional credit loss reserves for the residential and commercial real estate loan portfolios and credit loss reserves to cover net charge-offs, partly offset by the release of credit loss reserves for a delinquent commercial loan that paid off.

The release of credit loss reserves in 2022 for improved credit trends in the residential, home equity line of credit and consumer loan portfolios was offset by additional credit loss reserves for growth in the consumer loan portfolio which included purchases of solar and sustainable home improvement loans.

				2022 provision for credit losses also included the release of credit loss reserves for unfunded commercial construction loan commitments.

Delinquency rates have decreased—from 0.27% at September 30, 2022 to 0.24% at September 30, 2023 primarily due to lower residential and commercial loan delinquencies, partly offset by higher consumer and home equity line of credit loan delinquencies.

				Net charge-off to average loans increased from 0.03% at September 30, 2022 to 0.07% at September 30, 2023 primarily due to an increase in consumer loan net charge-offs.
Noninterest expense	56	52	4

	Three months ended September 30		Increase
(in millions)	2023	2022	(decrease)	Primary reason(s)

The increase in noninterest expenses was primarily due to higher compensation and benefits as a result of higher base compensation and the fair value adjustment related to the deferred compensation plan, higher FDIC insurance assessments and additional expenses related to the Maui wildfires.

Expenses	88	55	33
The increase in expenses for the three months ended September 30, 2023 compared to the same period in 2022 was due to increases in interest expenses, provision for credit losses and higher noninterest expenses.

Operating income	13	26	(13)
The decrease in operating income for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to increases in interest expense, provision for credit losses and noninterest expenses, partly offset by higher interest and noninterest income.

Net income	11	21	(10)	Net income for the three months ended September 30, 2023 was lower than the same period in 2022 due to lower operating income partly offset by lower income tax expense.

	Nine months ended September 30		Increase
(in millions)	2023	2022	(decrease)	Primary reason(s)
Interest and dividend income	$247	$191	$56

Average loan portfolio yields were 78 basis points higher—loan yields continued to increase in 2023 due to the interest rate environment as adjustable rate loan yields repriced with rising interest rates and new loan production yields were higher than the portfolio rates.

Average loan portfolio balances increased $753 million - commercial real estate, home equity line of credit and commercial loan portfolio average balances increased $234 million, $136 million and $63 million, respectively, due to demand for these loan types. Residential loan portfolio average balances increased $205 million due to the Bank’s decision to portfolio a larger portion of the residential loan production. Consumer loan portfolio average balances increased $117 million primarily due to the purchase of solar and sustainable home improvement loans.

				Average investment securities portfolio balances decreased $209 million—repayments in the investment securities portfolio were used to fund the loan portfolio growth.
				Average investment securities portfolio yields decreased 2 basis points.
Noninterest income	45	42	3
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
Less: gain on sale of real estate	—	(1)	1	Gain on sale of real estate, which is included in Noninterest income above and in the Bank’s statements of income and comprehensive income in Note 4, is classified as gain on sale of real estate in the condensed consolidated statements of income, and accordingly, is reflected in operating expenses below as a separate line item and excluded from Revenues.
Revenues	292	232	60	The increase in revenues for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to higher interest and dividend income and higher noninterest income.
Interest expense	56	5	51
				Interest expense on deposits and other borrowings increased in 2023 compared to 2022 due to an increase in term certificate and other borrowing balances which were required to fund the loan portfolio growth, higher yields due to the increase in the interest rate environment and a shift in deposit mix.
				Average core deposit balances decreased $513 million; average term certificate balances increased $398 million.

Average deposit yields increased from 6 basis points to 51 basis points. The increase was primarily due to the increase in term certificate yields of 258 basis points and the shift in mix of deposits from low cost core deposits to term certificates.

Average other borrowings increased $598 million and average yields increased 343 basis points. Other borrowings were used to fund the growth in the loan portfolio. The higher yields were reflective of the higher interest rate environment.

Provision for credit losses	10	(1)	11
				2023 provision for credit losses included credit loss reserves for loans impacted by the Maui wildfires, growth in the loan portfolio and credit loss reserves to cover net charge-offs.
				2022 negative provision for credit losses reflected improved credit trends, credit regrades and lower credit loss rates in the commercial real estate and commercial loan portfolios.
				2022 negative provision for credit losses also included additional credit loss reserves for growth in the commercial real estate loan portfolio and consumer loan portfolios.

Delinquency rates have decreased—from 0.27% at September 30, 2022 to 0.24% at September 30, 2023 due to lower residential and commercial loan delinquencies, partly offset by higher consumer and home equity line of credit loan delinquencies.

Net charge-off to average loans have increased—from 0.01% at September 30, 2022 to 0.11% at September 30, 2023 primarily due to an increase in consumer loan portfolio net charge-offs and the charge-off of a residential loan.

	Nine months ended September 30		Increase
(in millions)	2023	2022	(decrease)	Primary reason(s)
Noninterest expense	165	149	16

The increase in noninterest expenses were due to higher compensation and benefits expenses, an increase in FDIC insurance assessments, higher deposit account expenses and additional expenses related to the Maui wildfires.

				Higher compensation and benefits expenses included higher base compensation as a result of merit increases, market adjustments and the fair value adjustment related to the deferred compensation plan.
Gain on sale of real estate	—	(1)	1
Expenses	231	152	79
The increase in expenses for the nine months ended September 30, 2023 compared to the same period in 2022 was due to higher interest expenses, higher noninterest expenses, higher provision for credit losses and lower gain on sale of real estate in 2023.

Operating income	61	80	(19)
The decrease in operating income for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to higher interest expenses, higher noninterest expenses and higher provision for credit losses, partly offset by higher interest income and higher noninterest income.

Net income	50	62	(12)	Net income for the nine months ended September 30, 2023 was lower than the same period in 2022 due to lower operating income partly offset by lower income tax expense.

ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended September 30		Nine months ended September 30
(Annualized %)	2023	2022	2023	2022
Return on average assets	0.47	0.89	0.70	0.90
Return on average equity	9.19	15.11	13.62	13.65
Net interest margin	2.70	2.96	2.77	2.87
For the three and nine months ended September 30, 2023 the Bank’s costs related to the Maui wildfires is as follows:

(in thousands)	Three and nine months ended September 30, 2023
Bank Maui wildfires related cost:
Provision for credit losses	$5,900
Professional services expenses	1,300
Other expenses	1,357
Total Bank Maui wildfires related cost	$8,557

Note: Bank Maui windstorm and wildfires related expenses - provision for credit losses is included in Provision for credit losses, professional services expenses are included in Noninterest expense-Services and other expenses are included in Noninterest expense-Other expense on the ASB Statements of Income and Comprehensive Income Data.

	Three months ended September 30
	2023			2022
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$91,499	$1,246	5.33	$16,598	$83	1.96
FHLB stock	18,769	253	5.35	15,858	175	4.39
Investment securities
Taxable	2,925,474	12,183	1.67	3,183,928	14,453	1.82
Non-taxable	67,552	525	3.07	68,938	432	2.48
Total investment securities	2,993,026	12,708	1.70	3,252,866	14,885	1.83
Loans
Residential 1-4 family	2,569,148	24,350	3.79	2,348,214	20,721	3.53
Commercial real estate	1,528,448	19,931	5.12	1,370,993	13,535	3.88
Home equity line of credit	1,037,147	10,289	3.94	952,298	7,459	3.11
Residential land	20,553	286	5.58	21,253	256	4.84
Commercial	734,545	10,794	5.79	671,175	6,945	4.08
Consumer	265,801	6,104	9.13	182,503	4,541	9.88
Total loans [1,2]	6,155,642	71,754	4.62	5,546,436	53,457	3.82
Total interest-earning assets [3]	9,258,936	85,961	3.68	8,831,758	68,600	3.09
Allowance for credit losses	(69,165)			(70,685)
Noninterest-earning assets	478,529			544,651
Total assets	$9,668,300			$9,305,724
Liabilities and shareholder’s equity:
Savings	$2,917,408	$687	0.09	$3,296,229	$219	0.03
Interest-bearing checking	1,372,670	2,157	0.62	1,339,002	150	0.04
Money market	358,512	3,121	3.45	214,706	55	0.10
Time certificates	908,392	8,481	3.70	472,425	1,280	1.08
Total interest-bearing deposits	5,556,982	14,446	1.03	5,322,362	1,704	0.13
Advances from Federal Home Loan Bank	219,228	2,535	4.53	146,462	951	2.54
Borrowings from Federal Reserve Bank	550,000	6,063	4.37	—	—	—
Securities sold under agreements to repurchase and federal funds purchased	—	—	—	134,458	104	0.31
Total interest-bearing liabilities	6,326,210	23,044	1.44	5,603,282	2,759	0.19
Noninterest bearing liabilities:
Deposits	2,628,869			2,966,148
Other	218,435			186,840
Shareholder’s equity	494,786			549,454
Total liabilities and shareholder’s equity	$9,668,300			$9,305,724
Net interest income		$62,917			$65,841
Net interest margin (%) [4]			2.70			2.96

	Nine months ended September 30
	2023			2022
(dollars in thousands)	Average balance	Interest income/ expense	Yield/ rate (%)	Average balance	Interest income/ expense	Yield/ rate (%)
Assets:
Interest-earning deposits	$46,499	$1,855	5.26	$69,813	$230	0.43
FHLB stock	21,465	916	5.70	12,396	343	3.70
Investment securities
Taxable	2,984,976	38,524	1.72	3,192,967	42,220	1.76
Non-taxable	67,911	1,536	3.00	69,265	1,185	2.27
Total investment securities	3,052,887	40,060	1.75	3,262,232	43,405	1.77
Loans
Residential 1-4 family	2,524,994	70,076	3.70	2,320,414	60,904	3.50
Commercial real estate	1,490,412	55,551	4.93	1,256,402	33,485	3.53
Home equity line of credit	1,031,133	28,974	3.76	894,685	20,163	3.01
Residential land	20,362	832	5.45	21,529	1,044	6.47
Commercial	765,251	32,045	5.56	702,489	20,350	3.85
Consumer	257,237	17,340	9.01	140,735	11,798	11.21
Total loans [1,2]	6,089,389	204,818	4.47	5,336,254	147,744	3.69
Total interest-earning assets [3]	9,210,240	247,649	3.58	8,680,695	191,722	2.94
Allowance for credit losses	(70,812)			(69,811)
Noninterest-earning assets	472,184			608,240
Total assets	$9,611,612			$9,219,124
Liabilities and shareholder’s equity:
Savings	$3,021,660	$1,222	0.05	$3,284,235	$638	0.03
Interest-bearing checking	1,334,576	3,556	0.36	1,347,378	295	0.03
Money market	275,352	5,445	2.64	210,899	124	0.08
Time certificates	822,234	20,721	3.37	423,779	2,515	0.79
Total interest-bearing deposits	5,453,822	30,944	0.76	5,266,291	3,572	0.09
Advances from Federal Home Loan Bank	286,615	10,010	4.61	59,903	1,085	2.39
Borrowings from Federal Reserve Bank	396,630	12,989	4.38	—	—	—
Securities sold under agreements to repurchase	83,484	2,172	3.48	109,028	114	0.14
Total interest-bearing liabilities	6,220,551	56,115	1.20	5,435,222	4,771	0.12
Noninterest bearing liabilities:
Deposits	2,686,245			2,988,191
Other	214,070			189,318
Shareholder’s equity	490,746			606,393
Total liabilities and shareholder’s equity	$9,611,612			$9,219,124
Net interest income		$191,534			$186,951
Net interest margin (%) [4]			2.77			2.87
1   Includes loans held for sale, at lower of cost or fair value.
2   Includes recognition of net deferred loan fees of $0.8 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively, and $2.3 million and $4.5 million for the nine months ended September 30, 2023 and 2022, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans. Includes nonaccrual loans.
3   For the three and nine months ended September 30, 2023 and 2022, the taxable-equivalent basis adjustments made to the table above were not material.
4   Defined as net interest income, on a fully taxable equivalent basis, as a percentage of average total interest-earning assets.
Earning assets, costing liabilities, contingencies and other factors.  Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on costing liabilities. The interest rate environment has been impacted by disruptions in the financial markets over a period of several years. The Federal Open Market Committee federal funds rate target range was 5.25% - 5.50% at September 30, 2023 to combat inflation. ASB’s net interest income and net interest margin has been impacted by the higher interest rates as the Bank has used higher costing other borrowings and term certificates to fund its loan growth.
Loans and mortgage-backed securities are ASB’s primary earning assets.
Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. See Note 5 of the Condensed Consolidated Financial Statements for a composition of ASB’s loan portfolio.
Home equity — key credit statistics. The home equity line of credit (HELOC) portfolio makes up 17% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable-rate term loan with a 20-year amortization period. Borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed-rate loan with level principal and interest payments. As of September 30, 2023, approximately 37% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. A HELOC loan is typically in a subordinate lien position to a borrower’s first mortgage loan, however, approximately 54% of ASB’s HELOC loan portfolio is in a first lien position.
Loan portfolio risk elements.  See Note 5 of the Condensed Consolidated Financial Statements.
Investment securities.  ASB’s investment portfolio was comprised as follows:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$134,912	5%	$140,957	5%
Mortgage-backed securities — issued or guaranteed by U.S. Government agencies or sponsored agencies	2,297,260	93	2,484,821	92
Corporate bonds	31,751	1	40,734	2
Mortgage revenue bonds	14,494	1	14,902	1
Total investment securities	$2,478,417	100%	$2,681,414	100%
Currently, ASB’s investment portfolio consists of high-grade investment securities, including U.S. Treasury and federal agency obligations, mortgage-backed securities, corporate bonds and mortgage revenue bonds. ASB owns mortgage-backed securities issued or guaranteed by the U.S. government agencies or sponsored agencies, including the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), Government National Mortgage Association (GNMA) and Small Business Administration (SBA). Principal and interest on mortgage-backed securities issued by FNMA, FHLMC, GNMA and SBA are guaranteed by the issuer and, in the case of GNMA and SBA, backed by the full faith and credit of the U.S. government. U.S. Treasury securities are also backed by the full faith and credit of the U.S. government.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. In 2023, deposits increased by $54.7 million, as an outflow of core deposits was replaced with time certificates. Core deposit retention will remain challenging in the current rising interest rate environment. Advances from the FHLB of Des Moines, securities sold under agreements to repurchase, borrowings from the Federal Reserve Bank and federal funds purchased continue to be additional sources of funds. As of September 30, 2023 and December 31, 2022, ASB’s costing liabilities consisted of 92% deposits and 8% borrowings. The weighted average cost of deposits for the first nine months of 2023 and 2022 was 0.51% and 0.06%, respectively. As of September 30, 2023 and December 31, 2022, ASB had approximately $1.1 billion and $1.2 billion of deposits that were uninsured or not collateralized, respectively.
Federal Home Loan Bank of Des Moines and Federal Reserve Bank. As of September 30, 2023 and December 31, 2022, ASB had $200 million and $414 million of advances outstanding at the FHLB of Des Moines, respectively. As of September 30, 2023, the unused borrowing capacity with the FHLB of Des Moines was $1.9 billion. As of September 30, 2023 and December 31, 2022, ASB had $550 million and nil borrowings from the Federal Reserve Bank, respectively. The FHLB of Des Moines and Federal Reserve Bank are important sources of liquidity for ASB.
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
As of September 30, 2023, ASB had an unrealized loss, net of taxes, on investment securities (including securities pledged for repurchase agreements) in AOCI of $350.2 million compared to an unrealized loss, net of taxes, of $328.9 million as of December 31, 2022. The unrealized losses were due to changes in interest rates and did not affect regulatory capital ratios. See “Item 3. Quantitative and qualitative disclosures about market risk” for a discussion of ASB’s interest rate risk sensitivity.
During the first nine months of 2023, ASB recorded a provision for credit losses of $9.4 million in the allowance for credit losses for growth in the loan portfolio, credit loss reserves related to the Maui wildfires and additional credit loss reserves to cover net charge-offs, partly offset by the release of credit loss reserves for improved credit trends and lower credit loss rates. During the first nine months of 2022, ASB recorded a negative provision for credit losses of $0.2 million in the allowance for credit losses reflecting good credit trends including lower net charge-offs and credit upgrades in the commercial real estate and commercial loan portfolios, partly offset by loan reserves for growth in the commercial real estate loan portfolio and solar and sustainable home improvement loans purchased during the year.

	Nine months ended September 30		Year ended December 31, 2022
(in thousands)	2023	2022
Allowance for credit losses, beginning of period	$72,216	$71,130	$71,130
Provision for credit losses	9,353	(192)	2,537
Less: net charge-offs	5,203	532	1,451
Allowance for credit losses, end of period	$76,366	$70,406	$72,216
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.11%	0.01%	0.03%
ASB maintains a reserve for credit losses that consists of two components, the allowance for credit losses and an allowance for loan commitments (unfunded reserve). The level of the reserve for unfunded loan commitments is adjusted by recording an expense or recovery in provision for credit losses. For the nine months ended September 30, 2023, ASB recorded a provision for credit losses for unfunded commitments of $0.7 million and a negative provision for credit losses $0.5 million for the nine months ended September 30, 2022. As of September 30, 2023 and December 31, 2022, the reserve for unfunded loan commitments was $5.1 million and $4.4 million, respectively.
Legislation and regulation.  ASB is subject to extensive regulation, principally by the OCC and the FDIC. Depending on ASB’s level of regulatory capital and other considerations, these regulations could restrict the ability of ASB to compete with other institutions and to pay dividends to its shareholder. See the discussion below under “Liquidity and capital resources.”
FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	September 30, 2023	December 31, 2022	% change
Total assets	$9,657	$9,546	1
Investment securities	2,478	2,681	(8)
Loans held for investment, net	6,115	5,907	4
Deposit liabilities	8,224	8,170	1
Other bank borrowings	750	695	8
As of September 30, 2023, ASB was one of Hawaii’s largest financial institutions based on assets of $9.7 billion and deposits of $8.2 billion.
As of September 30, 2023, ASB’s unused FHLB borrowing capacity was approximately $1.9 billion. As of September 30, 2023, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.9 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the nine months ended September 30, 2023, net cash provided by ASB’s operating activities was $80 million. Net cash used during the same period by ASB’s investing activities was $38 million, primarily due to a net increase in loans receivable of $283 million, purchases of loans held for investment of $26 million and additions to premises and equipment of $5 million, partly offset by the receipt of investment security repayments and maturities of $170 million, proceeds from the sale of commercial loans of $95 million, a net decrease in FHLB stock of $9 million and proceeds from the redemption of bank owned life insurance of $3 million. Net cash provided by financing activities during this period was $65 million, primarily due to a net increase in other borrowings of $336 million, partly offset by a net decrease in repurchase agreements of $183 million, decreases in deposit liabilities of $44 million, a net decrease in mortgage escrow deposits of $5 million and $39 million in common stock dividends to HEI (through ASB Hawaii).
For the nine months ended September 30, 2022, net cash provided by ASB’s operating activities was $82 million. Net cash used during the same period by ASB’s investing activities was $553 million, primarily due to a net increase in loans receivable of $395 million, purchases of available-for-sale securities of $366 million, purchases of loans held for investment of $77 million, bank owned life insurance purchases of $5 million, additions to premises and equipment of $3 million and a net increase in FHLB stock of $5 million, partly offset by the receipt of investment security repayments and maturities of $296 million, proceeds from the redemption of bank owned life insurance of $2 million and proceeds from the sale of real estate of $1 million. Net cash provided by financing activities during this period was $370 million, primarily due to increases in deposit liabilities of $87 million, a net increase in short-term borrowings of $125 million and a net increase in repurchase agreements of $196 million, partly offset by a net decrease in mortgage escrow deposits of $6 million and $32 million in common stock dividends to HEI (through ASB Hawaii).

ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of September 30, 2023, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 7.7% (5.0%), common equity Tier-1 ratio of 12.2% (6.5%), Tier-1 capital ratio of 12.2% (8.0%) and total capital ratio of 13.3% (10.0%). As of December 31, 2022, ASB was well-capitalized (well-capitalized ratio requirements noted in parentheses) with a Tier-1 leverage ratio of 7.8% (5.0%), common equity Tier-1 ratio of 12.2% (6.5%), Tier-1 capital ratio of 12.2% (8.0%) and total capital ratio of 13.1% (10.0%). All dividends are subject to review by the OCC and FRB and receipt of a letter from the FRB communicating the agencies’ non-objection to the payment of any dividend ASB proposes to declare and pay to HEI (through ASB Hawaii). The ASB Board of Directors determined to suspend its quarterly cash dividends to HEI, starting after the second quarter dividend, to help ensure maximum possible Bank liquidity and capital.
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
ASB’s interest-rate risk sensitivity measures as of September 30, 2023 and December 31, 2022 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
+300	0.2%	(0.1%)	1.8%	5.1%
+200	0.2	—	1.7	3.8
+100	0.1	—	1.3	2.1
-100	(0.4)	(0.3)	(2.1)	(3.4)
-200	(1.0)	(0.9)	(4.7)	(7.8)
-300	(1.7)	(1.7)	(8.5)	(13.8)
ASB’s net interest income (NII) sensitivity profile remained neutral as of September 30, 2023 compared to December 31, 2022 as expected asset repricing was relatively matched with liability repricing within the twelve-month simulation period.
Economic value of equity (EVE) sensitivity was lower as of September 30, 2023 compared to December 31, 2022 due to slower than anticipated mortgage prepayments and a shift in the bank’s liability mix as longer duration core deposits were replaced by rate sensitive deposits and shorter term wholesale funding.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in HEI’s and Hawaiian Electric’s 2022 Form 10-K (see “Part I. Item 3. Legal Proceedings” and proceedings referred to therein) and this Form 10-Q (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2, 4 and 5 of the Condensed Consolidated Financial Statements) are incorporated by reference in this Item 1. With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts typically maintained in confidence unless and until a resolution is achieved. Certain HEI subsidiaries (including Hawaiian Electric and its subsidiaries, ASB and Pacific Current and its subsidiaries) may also be involved in ordinary routine PUC proceedings, environmental proceedings and litigation incidental to their respective businesses.
Item 1A. Risk Factors
For information about Risk Factors, see pages 20 to 33 of HEI’s and Hawaiian Electric’s 2022 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and the Condensed Consolidated Financial Statements herein. Also, see “Cautionary Note Regarding Forward-Looking Statements” on pages iv through vi herein and as supplemented below.
Potential losses resulting from the Maui windstorm and wildfires could have a material adverse effect on HEI’s and Hawaiian Electric’s financial condition, liquidity, cash flows and results of operations. On August 8, 2023, a number of brush fires in the West Maui (Lahaina) and Upcountry Maui areas, caused widespread property damage, including damage to property of the Utilities, and at least 99 fatalities in Lahaina (the Maui windstorm and wildfires). The Maui windstorm and wildfires were fueled by extreme winds and drought-like conditions in those parts of Maui. According to the County of Maui, in addition to the loss of life, over 3,450 acres burned and over 2,500 structures were destroyed. In Lahaina, a fire was reported at about 6:30 a.m. (the “Morning Fire”) and appears to have been caused by power lines that fell in high winds and spread into a field near the Intermediate School. The Maui County Fire Department responded promptly to the Morning Fire, and according to the Fire Department’s public statement that morning, by 9 a.m. the Morning Fire was “100% contained.” The Maui County fire chief subsequently reported that the Fire Department had determined that the Morning Fire was “extinguished.” Shortly before 3 p.m. that day, while the power remained off, Utility crew members saw a small fire in the same field about 75 yards away from Lahainaluna Road. They immediately called 911 and reported the fire (the “Afternoon Fire”). At the time of the Afternoon Fire, the Company’s power lines in the area where that fire ignited were not energized and had not been energized for more than six hours. By the time the Maui County Fire Department arrived back on the scene, it was not able to contain the Afternoon Fire and it spread out of control toward Lahaina. No determination as to the cause of the Afternoon Fire has been made. The Company believes that most of the property damage and all of the fatalities are from the Afternoon Fire.
Multiple lawsuits have been filed against the Utilities and HEI alleging, among other things, that they were negligent in failing to prevent the wildfires that led to the property destruction and loss of life. If the Utilities and HEI are held responsible for damages caused by the Maui windstorm and wildfires, it could have a material impact on HEI’s and Hawaiian Electric’s financial condition, liquidity, cash flows and results of operations. The Company has $165 million in insurance coverage for third party claims, but the aggregate losses associated with the Maui windstorm and wildfires could significantly exceed that amount. Also, the Company is incurring legal and consulting fees to manage the lawsuits and financial implications related to the Maui windstorm and wildfires, and those amounts are likely to be material.
HEI’s and Hawaiian Electric’s access to capital markets and other sources of debt and equity financings in a timely manner and on acceptable terms will continue to be negatively impacted as a result of the downgrades in their debt credit ratings to below investment grade. In August 2023, HEI and Hawaiian Electric received multiple downgrades to their debt, including to ratings below investment grade, by Fitch, Moody’s and S&P. Unless and until these debt ratings are upgraded to investment grade, the Company will continue to have restricted access to capital markets and other sources of debt and equity financings in a timely manner and on acceptable terms. Accordingly, the Company’s financial condition, liquidity, cash flows and results of operations may be adversely impacted if debt credit ratings are maintained at below investment grade for an extended period of time.
Extreme weather events and other natural disasters, particularly those exacerbated by climate change, could materially affect Hawaiian Electric’s assets, particularly if they fail or are found to have contributed to a wildfire. Extreme weather-related incidents and other natural disasters, including volcanic eruptions, mudslides, hurricanes, tsunamis and other storms, can interfere with the generation and transmission of electricity, and can seriously damage the infrastructure necessary to deliver electricity to customers. These risks are increasing, as climate change has exacerbated some of the conditions that lead to these extreme weather events and natural disasters. Such an event can result in lost revenue and increased expenses for the Utilities, but it also can result in regulatory penalties and disallowances if Hawaiian Electric is unable to restore power on a timely basis. Also, an extreme event can lead to significant claims for damages, including for loss of life and property, and has been the case with the Maui windstorm and wildfires. Therefore, these events could materially affect the Company’s business, reputation, financial condition and results of operations.
A material reduction or delay of dividends or other distributions from one or more operating subsidiaries to HEI for an extended period of time could have a material adverse effect on HEI’s financial condition, liquidity, cash flows and results of operations. As a holding company with no significant operations of its own, HEI’s cash flows and consequent ability to service its obligations is dependent upon its receipt of dividends or other distributions from its operating subsidiaries and its ability to issue common stock or other equity securities and to incur additional debt. A material reduction or delay in dividends or other distributions by one or both of Hawaiian Electric and ASB for an extended period of time could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Purchases of HEI common shares were made on the open market during the third quarter of 2023 to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2023	14,114	$37.46	—	NA
August 1 to 31, 2023	101,641	$14.96	—	NA
September 1 to 30, 2023	103,693	$12.53	—	NA
NA - Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
**The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the “Total number of shares purchased,” 8,970 of the 14,114 shares, 44,934 of the 101,641 shares were purchased for the DRIP; 3,986 of the 14,114 shares, 52,931 of the 101,641 shares and 91,116 of the 103,693 shares were purchased for the HEIRSP; and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 5. Other Information
During the three months ended September 30, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Scott W. H. Seu (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Scott T. DeGhetto (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

HEI Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

HEI Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Shelee M. T. Kimura (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Paul K. Ito (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Scott W. H. Seu	By	/s/ Shelee M. T. Kimura
	Scott W. H. Seu		Shelee M. T. Kimura
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ Scott T. DeGhetto	By	/s/ Paul K. Ito
	Scott T. DeGhetto		Paul K. Ito
	Executive Vice President,		Senior Vice President,
	Chief Financial Officer and Treasurer		Chief Financial Officer and Treasurer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date: November 13, 2023		Date: November 13, 2023